Form 10-K
period 1993-12-31
YELLOW CORP
filed 1994-03-25
CIK 716006

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to _______________________

Commission file number 0-12255

                               YELLOW CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                         48-0948788
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)

         10777 Barkley, P.O.Box 7563, Overland Park, Kansas      66207
           (Address of principal executive offices)            (Zip Code)

         Registrant's telephone number, including area code:  (913) 967-4300

              Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

              Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $1 Par Value
                        Preferred Stock Purchase Rights
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No

The aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 1994 was $815,098,592.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at February 28, 1994
         Common Stock, $1 Par Value                    28,106,848 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Form 10-K:
         1)  1993 Annual Report to Shareholders - Parts II and IV
         2)  Proxy Statement dated March 10, 1994 - Part III

                               Yellow Corporation
                                   Form 10-K
                          Year Ended December 31, 1993



                                     Index

Item                                                                                                                         Page

                                                                PART I
          1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
          2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
          3.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
          4.     Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
                 Executive Officers of the Registrant (Unnumbered Item) . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

                                                               PART II

          5.     Market for the Registrant's Common Stock and Related
                  Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
          6.     Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
          7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
          8.     Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
          9.     Disagreements on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

                                                               PART III

         10.     Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
         11.     Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
         12.     Security Ownership of Certain Beneficial Owners and
                  Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
         13.     Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                                                               PART IV

         14.     Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Report of Independent Public Accountants on Financial
 Statement Schedules  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Financial Statement Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

1993 Annual Report to Shareholders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   Exhibit (13)

Consent of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   Exhibit (24)

                                     PART I

Item 1.  Business.

(a) Yellow Corporation and its wholly-owned subsidiaries are collectively referred to as "the company". The company changed its name in 1993 from Yellow Freight System, Inc. of Delaware to Yellow Corporation. This was done to more clearly distinguish the company as a holding company of transportation services and to eliminate confusion with the name of the company's principal operating subsidiary (Yellow Freight System, Inc.). In February 1993 the company completed its acquisition of the stock of Preston Corporation (Preston). Preston is the holding company for three regional less-than-truckload (LTL) carriers serving the Northeast, Upper Midwest and Southeast United States. The 1993 financial statements include the results of Preston effective March 1, 1993. The acquisition provided $497 million of operating revenue for the company in 1993. This accounted for 21.9% of the 26.2% increase in operating revenue over 1992.

(b) The operation of the company is conducted through one predominant industry segment, which is the interstate transportation of general commodity freight by motor vehicle.

(c) Yellow Corporation is a holding company providing freight transportation services through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Preston Trucking Company, Inc. (Preston Trucking), Saia Motor Freight Line, Inc. (Saia), Smalley Transportation Company (Smalley Transportation), CSI/Reeves, Inc. (CSI/Reeves), Yellow Logistics Services, Inc. (Yellow Logistics) and Yellow Technology Services, Inc. (Yellow Technology). The company employed an average of 35,000 persons in 1993.

         Yellow Freight is the company's principal subsidiary, and up until the company's completion of the Preston Corporation acquisition in February 1993 contributed substantially all of the company's consolidated revenue. Yellow Freight had operating revenue of $2.358 billion in 1993 (83% of the company's total revenue) and is based in Overland Park, Kansas. It is the nation's largest provider of LTL transportation services with direct service to over 35,000 points in all 50 states, Puerto Rico, Canada and Mexico. Yellow Freight services Europe via an alliance with The Royal Frans Maas Group based in the Netherlands.

         Preston Trucking is primarily a regional LTL carrier serving the Northeast and Upper Midwest markets of the United States. Preston Trucking had operating revenue of $338 million for the ten months ended December 31, 1993 (12% of the company's total revenue) and is headquartered in Preston, Maryland.

         Saia is a regional LTL carrier that provides overnight and second-day service in nine southeastern states. It had operating revenue of $102 million for the ten months ended December 31, 1993 and is based in Houma, Louisiana.

         Smalley Transportation is a regional carrier providing service to customers in Georgia and throughout Florida. It had operating revenue of $32 million for the ten months ended December 31, 1993 and is based in Tampa, Florida.

         CSI/Reeves is in the business of transporting, warehousing and distributing carpet and related products. It had operating revenue of $25 million for the ten months ended December 31, 1993 and is based in Calhoun, Georgia.

Yellow Logistics offers a full range of integrated logistics management services including transportation management, warehousing, information systems, distribution, and package design and testing. Yellow Logistics specializes in serving the chemical, retail, computer hardware, electronic and pharmaceutical industries. Its headquarters are in Overland Park, Kansas.

Yellow Technology supports the company's subsidiaries - primarily Yellow Freight - with information technology. It ensures that information systems anticipate and meet customers' needs and that the systems are an integral part of the transportation process. Its headquarters are in Overland Park, Kansas.

The operations of the freight transportation companies are regulated by the Interstate Commerce Commission and state regulatory bodies. Competition includes contract motor carriers, private fleets, railroads and other motor carriers. No single carrier has a dominant share of the motor freight market.

The company operates in a highly price-sensitive and competitive industry, making pricing and customer service major competitive factors. Pricing discipline and cost control are critical to improving profit levels in 1994. Traditionally, rate increases have been implemented to offset increases in labor and other operating costs. These increases have been difficult to retain because of the competitive pressures on pricing. The full impact of these increases is not realized immediately as a result of pricing that is on a contract basis and can only be increased when the contract is renewed or renegotiated. Pricing pressures were extremely competitive in the first half of 1993. They moderated in the second half of the year, aided by a two percent discount rollback implemented in August 1993 at Yellow Freight. The company's subsidiaries are continuing to work toward improved account profitability and maintaining pricing stability. The Yellow operating companies have implemented rate increases of between four and five percent during the first quarter of 1994 to cover increases in operating costs.

The company attempts to control operating costs by maintaining efficient operations, optimum capacity utilization and strict budgetary controls. During 1993, Yellow Freight began an extensive multi-year network development process by consolidating and realigning terminals to improve customer service and reduce costs. A charge of $18.0 million before taxes was accrued for the costs to close certain facilities and dispose of excess property. This network development will result in better use of assets, reduced overhead, improved transit times and lower freight handling costs without reducing customer service.

Salaries, wages and employees' benefits decreased as a percent of revenue in 1993 despite wage and benefit increases of approximately 3% effective April 1 for employees who are members of the International Brotherhood of Teamsters (Teamsters). This is due to a wage reduction of 9% effective April 1 for employees of Preston Trucking, a small decrease in the total number of employees and a reduction in workers' compensation expense. The current labor agreement with the Teamsters expires March 31, 1994. In the second quarter of 1993, Yellow Freight reaffiliated with Trucking Management, Inc. (TMI), a multi-employer bargaining group representing the trucking industry in labor contract negotiations. Preston Trucking is also a member of TMI. TMI is currently negotiating the renewal of this contract. An agreement that allows greater operational flexibility and the opportunity to reduce costs is necessary to allow Yellow Freight and Preston Trucking to better compete in the marketplace.

In addition, Preston Trucking's wage reduction expires March 31, 1994. Preston Trucking feels it is essential to continue this wage reduction in the near future to maintain its progress toward restoring profitability. Extension of the wage reduction requires a contract provision allowing the reduction and approval of Preston's Teamster employees.

The company's differentiation strategy focuses on introducing new customer services, improving existing services and providing service to new markets. Yellow Freight's revenue growth was moderate in 1993 as compared to 1992. Growth was due to increased tonnage, which grew faster than the Industrial Production Index, and contributions from new services started in 1992. Yellow Freight expects moderate revenue growth in 1994. A service which reduces transit times by a full day on traditional three, four and five-day lanes experienced good revenue growth in 1993. A guaranteed expedited service that provides shippers an economical alternative to air freight in selected markets experienced a healthy revenue growth rate in 1993 and operated at a very high on-time service ratio. The Canadian and Mexican markets continued to provide good growth for Yellow Freight in 1993. This growth is expected to continue in 1994, partly as a result of NAFTA's simplified trade provisions between those countries and the United States. Service to and from Western Europe, through an alliance with The Royal Frans Maas Group of The Netherlands is expected to grow in 1994 as a result of expanded consolidation and deconsolidation points in North America and improvements in streamlining documentation processing.

Preston Trucking continued to experience declines in both revenue and tonnage after the acquisition by the company, but benefited in June 1993 from the bankruptcy of a major competitor in the Northeast. Preston Trucking opened four new terminals and increased their revenue and tonnage during the last half of the year. They expect continued revenue growth in 1994 and are planning to broaden service with a new distribution center in Ohio.

The company expects to benefit from Saia's expansion into Texas and Tennessee as well as their introduction of intrastate service in Texas. Combined with Saia's strong market position and profitable operations, revenue growth in 1994 is expected to be much improved.

The operations of the company are generally funded by cash flows generated from operating activities except in periods of accelerated capital spending. The company requires working capital to fund capital expenditures and pay shareholder dividends. The rapid turnover of accounts receivable, effective cash management and ready access to credit provided by commercial paper, medium-term notes and flexible banking agreements allows the company to effectively manage its working capital. It is anticipated that 1994 capital expenditures and shareholder dividends will be primarily financed through internally-generated funds. The company made commercial paper borrowings in early 1993 to fund a portion of the Preston stock acquisition ($8 million) and to repay certain Preston indebtedness ($82 million). Revisions to the medium-term note program in 1993 provided for increased amounts outstanding and longer maturity periods. During the last six months of 1993, $37 million was borrowed under the medium-term note program, primarily to replace commercial paper borrowings. Modest capital expenditures and good cash flow from operations in 1993 enabled the company to further reduce commercial paper borrowings to $25 million at December 31, 1993.

Item 2.  Properties.

At December 31, 1993, the company operated 696 freight terminals located in 50 states, Puerto Rico, parts of Canada and Mexico. Of this total, 331 were owned terminals and 365 were leased, generally for terms of three years or less. The number of vehicle back-in doors totaled 19,243, of which 14,802 were at owned terminals and 4,441 were at leased terminals. The freight terminals vary in size ranging from one to three doors at small local terminals, up to 304 doors at Yellow Freight's largest consolidation and distribution terminal. Substantially all of the larger terminals, containing the greatest number of doors, are owned. In addition, the company and most of its subsidiaries own and occupy general office buildings in their headquarters city.

The company also maintains a significant investment in revenue equipment. At December 31, 1993, the company's subsidiaries operated the following number of linehaul units: tractors - 4,918, 45' and 48' trailers - 7,738, and 27' and 28' trailers - 31,698. The number of city units operated were: trucks and tractors - 8,165 and trailers - 5,535.

The above facilities and equipment are used in the company's predominant industry, the interstate transportation of general commodity freight. The company expects moderate growth in 1994 and has projected no significant changes to its operational capacity. A small number of facilities will be closed at Yellow Freight as part of the network development process started in 1993. Projected facility expenditures of $30 million will target expansion of existing locations and the construction or purchase of new locations to improve efficiency and enter new markets in selected areas. Equipment expenditures of $90 million are expected to consist primarily of replacement units with some expansion units at certain of the subsidiaries. Revenue equipment replacement units are expected to be approximately 70% higher than in the last three years. Other operating property expenditures of $55 million are primarily for improving efficiency through technological enhancements and advanced information systems.


Item 3.  Legal Proceedings.

The information set forth under the caption "Commitments and Contingencies" in the Notes to Consolidated Financial Statements on page 32 of the registrant's Annual Report to Shareholders for the year ended December 31, 1993, is incorporated by reference under Item 14 herein.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

The names, ages and positions of the executive officers of the company as of March 18, 1994 are listed below. Officers are appointed annually by the Board of Directors at their meeting which immediately follows the annual meeting of shareholders.

       Name                       Age                                 Position(s) Held
George E. Powell III              45      Chief Executive Officer of the company (since July 1990); President of the company
                                          (since October 1987); President of Yellow Freight System, Inc. (Yellow Freight), a
                                          subsidiary of the company (prior to May 1992)

M. Reid Armstrong                 56       President of Yellow Freight (since May 1992); Executive Vice President of the company and of Yellow Freight (December 1991 - May 1992); Senior Vice President (prior to December
                                           1991)

Robert L. Bostick                 53       Senior Vice President - Operations for Yellow Freight (since October 1992); Vice
                                           President -  Operations (May 1992 - October 1992); Vice President - Transportation and
                                           Safety (April 1991 - May 1992); Vice President - Linehaul Operations (prior to April
                                           1992)

Robert W. Burdick                 51       Senior Vice President - Corporate Development/ Public Affairs of the company (since April
                                           1993); Senior Vice President - Marketing of Yellow Freight (May 1984 - April 1993)

J. Michael Golden                 46       Vice President - Taxation of the company (since January 1986); Vice President - Taxation of Yellow Freight (prior to May 1992); Vice President of Overland Energy, Inc., a
                                           subsidiary of the company (since 1986)

J. Kevin Grimsley                 46       Senior Vice President - Marketing/Sales of Yellow Freight (since January 1994); Vice
                                           President - Marketing of Yellow Freight (April 1993 - January 1994); Division Vice
                                           President of Yellow Freight (October 1987 - April 1993)

William F. Martin, Jr.            46       Senior Vice President - Legal/Corporate Secretary of the company (since December 1993);
                                           Vice President and Secretary of the company  (October 1991 - December 1993); Vice
                                           President and Secretary of Yellow Freight (October 1991 - May 1992); Vice President and
                                           Assistant Secretary of the company and Yellow Freight (prior to October 1991)

            Name          Age              Position(s) Held
Gail A. Parris            42      Senior Vice President - Administration of Yellow Freight (since April 1993); Vice President -
                                  Controller of Yellow Freight (January 1986 - April 1993)

Phillip A. Spangler       53      Vice President and Treasurer of the company (since 1984); Vice President and Treasurer of Yellow
                                  Freight (1984 - May 1992)

Leo H. Suggs              54      President of Preston Corporation, a subsidiary of the company (since February 1993); Senior Vice
                                  President - Corporate Development of the company (November 1992 - February 1993); Senior Vice
                                  President - Operations Administration of Yellow Freight (December 1991 - November 1992); Vice
                                  President - Operations Administration (June 1991 - December 1991); Vice President - Quality and
                                  Labor Relations (December 1989 - June 1991); Director - Labor Relations (August 1988 - December
                                  1989); Director of Special Projects (January 1988 - August 1988)

The terms of each officer of the company designated above are scheduled to expire April 21, 1994. The terms of each officer of the subsidiary companies are scheduled to expire on the date of the next annual meeting of shareholders of that company. No family relationships exist between any of the executive officers named above.

                                    PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.

The information set forth under the caption "Common Stock" on page 34 of the registrant's Annual Report to Shareholders for the year ended December 31, 1993, is incorporated by reference under Item 14 herein.


Item 6.  Selected Financial Data.

The information set forth under the caption "Financial Summary" on pages 18 and 19 of the registrant's Annual Report to Shareholders for the year ended December 31, 1993, is incorporated by reference under Item 14 herein. Additionally, long-term debt at December 31 for each of the last five years was as follows (in thousands): 1993 - $214,176, 1992 - $123,027, 1991 - $145,584,
1990 - $163,703, 1989 - $186,680.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 14 through 17 of the registrant's Annual Report to Shareholders for the year ended December 31, 1993, is incorporated by reference under Item 14 herein.


Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary information, appearing on pages 20 through 34 of the registrant's Annual Report to Shareholders for the year ended December 31, 1993, are incorporated by reference under Item 14 herein.


Item 9.  Disagreements on Accounting and Financial Disclosure.

None.

                                    PART III


Item 10.         Directors and Executive Officers of the Registrant.

The information regarding Directors of the registrant has previously been reported in the registrant's definitive proxy statement, filed pursuant to Regulation 14A, and is incorporated by reference. For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

Item 11.         Executive Compensation.

This information has previously been reported in the registrant's definitive proxy statement, filed pursuant to Regulation 14A, and is incorporated by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management.

This information has previously been reported in the registrant's definitive proxy statement, filed pursuant to Regulation 14A, and is incorporated by reference.

Item 13.         Certain Relationships and Related Transactions.

This information has previously been reported in the registrant's definitive proxy statement, filed pursuant to Regulation 14A, and is incorporated by reference.

                                    PART IV


Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.

(a)      (1)  Financial Statements

         The following information appearing in the 1993 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report as Exhibit (13):

                                                                                                                          Page
      Management's Discussion and Analysis of
      Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14-17
      Financial Summary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18-19
      Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20-32
      Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     33
      Supplementary Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     34
      Common Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     34


      With the exception of the aforementioned information, the 1993 Annual Report to Shareholders is not deemed filed as part of this report. Financial statements other than those listed are omitted for the reason that they are not required or are not applicable. The following additional financial data should be read in conjunction with the consolidated financial statements in such 1993 Annual Report to Shareholders.

(a)   (2)  Financial Statement Schedules

                                                                                                                             Page
      Report of Independent Public Accountants on
          Financial Statement Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

      For the years ended December 31, 1993, 1992 and 1991:

      Schedule II              Amounts Receivable From Related Parties and Underwriters, Promoters and Employees Other Than
                                  Related Parties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

      Schedule V               Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

      Schedule VI              Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment . . .   16

      Schedule VIII            Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

      Schedule X               Supplementary Income Statement Information  . . . . . . . . . . . . . . . . . . . . . . . .   18

         Schedules other than those listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

         Columns omitted from schedules filed have been omitted because the information is not applicable.

(a)      (3)  Exhibits

         (13) - 1993 Annual Report to Shareholders.
         (24) - Consent of Independent Public Accountants.

         The remaining exhibits required by Item 7 of Regulation S-K are omitted for the reason that they are not applicable or have previously been filed.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended December 31, 1993. However, on March 21, 1994, a Form 8-K was filed under Item 5, Other Events, which reported that due primarily to the impact of severe winter weather in January and February, the company expects to report a net loss in the first quarter of 1994 greater than the net loss of $.06 per share recorded in the first quarter of 1993. Severe winter weather caused significant business disruptions and higher operating expenses for both the company's largest motor carrier subsidiary, Yellow Freight System, Inc. and for Preston Trucking Company, Inc. Preston Trucking, whose operations are concentrated in the Northeast and Upper Midwest, was especially hard hit by the weather.

                          Report of Independent Public
                  Accountants on Financial Statement Schedules





To Yellow Corporation:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Yellow Corporation and Subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the method of revenue recognition in 1992, as discussed in the notes to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)(2) are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                                  ARTHUR ANDERSEN & CO.




Kansas City, Missouri,
January 31, 1994

                                                                     Schedule II

                      Yellow Corporation and Subsidiaries
                    Amounts Receivable From Related Parties
                        and Underwriters, Promoters and
                     Employees Other Than Related Parties
             For the Years Ended December 31, 1993, 1992 and 1991




         COL. A                   COL. B           COL. C                  COL. D                   COL. E
                                 Balance,                                Deductions               Balance, End
     Name of Debtor             Beginning         Additions      Amounts           Amounts           Of Period
                                Of Period                      Collected           Written                     Not
                                                                                     Off        Current      Current
                                                          (In Thousands)
Year ended December 31, 1993:
- -----------------------------
Stephen P. Murphy (1)          $     463         $     -      $     18             $  -          $ 18        $427
                              ----------        --------     ---------            -----         -----       -----
                              ----------        --------     ---------            -----         -----       -----
Leo H. Suggs (2)               $       -         $   480      $      -             $  -          $  -        $480
                              ----------        --------     ---------            -----         -----       -----
                              ----------        --------     ---------            -----         -----       -----
Year ended December 31, 1992:
- -----------------------------
Stephen P. Murphy (1)          $     481         $     -      $     18             $  -          $ 18        $445
                              ----------        --------     ---------            -----         -----       -----
                              ----------        --------     ---------            -----         -----       -----
Year ended December 31, 1991:
- -----------------------------
Stephen P. Murphy (1)          $     499         $     -      $     18             $  -          $ 18        $463
                              ----------        --------     ---------            -----         -----       -----
                              ----------        --------     ---------            -----         -----       -----





(1) Represent an interest-free loan secured by real property, payable in annual installments from January 15, 1990 to January 15, 1996 at which time the remaining balance is due. As of December 31, 1993, Stephen
         P. Murphy is no longer an employee of the company. This does not affect the repayment terms of the loan.

(2) Represents an interest-free loan secured by real property, payable on May 1, 2006.

                                                                      Schedule V

                      Yellow Corporation and Subsidiaries
                         Property, Plant and Equipment
             For the Years Ended December 31, 1993, 1992 and 1991



     COL. A                  COL. B        COL. C                    COL. D            COL. E                      COL. F
                            Balance,      Additions                                 Other Changes-                Balance,
                            Beginning        At                   Retirements       Add (Deduct)-                  End Of
  Description               Of Period       Cost                                    Describe (1)                   Period
                                                                (In Thousands)
1993
- ----
Land                      $  133,691       $  2,528                 $ 2,720          $ 20,765                  $  154,264
Structures                   542,042         16,293                   7,605            54,029                     604,759
Revenue equipment            756,227         36,318                  14,835            60,461                     838,171
Other operating
   property                  142,210         21,747                   6,367            11,208                     168,798
                         -----------      ---------                --------         ---------                 -----------
                          $1,574,170       $ 76,886                 $31,527          $146,463                  $1,765,992
                         -----------      ---------                --------         ---------                 -----------
                         -----------      ---------                --------         ---------                 -----------
1992
- ----
Land                      $  133,467       $    567                 $   161          $   (182)                 $  133,691
Structures                   529,076         16,290                   2,628              (696)                    542,042
Revenue equipment            752,792         54,280                  50,401              (444)                    756,227
Other operating
   property                  135,371         15,111                   8,192               (80)                    142,210
                         -----------      ---------                --------         ---------                 -----------
                          $1,550,706       $ 86,248                 $61,382          $ (1,402)                 $1,574,170
                         -----------      ---------                --------         ---------                 -----------
                         -----------      ---------                --------         ---------                 -----------
1991
- ----
Land                      $  130,552       $  4,593                 $ 1,686          $      8                  $  133,467
Structures                   493,726         40,690                   5,372                32                     529,076
Revenue equipment            752,231         37,582                  37,060                39                     752,792
Other operating
   property                  107,912         27,632                     174                 1                     135,371
                         -----------      ---------                --------         ---------                 -----------
                          $1,484,421       $110,497                 $44,292          $     80                  $1,550,706
                         -----------      ---------                --------         ---------                 -----------
                         -----------      ---------                --------         ---------                 -----------




(1) In 1993, primarily property, plant and equipment of Preston Corporation and subsidiaries acquired in February 1993. In 1992 and 1991, foreign equity translation adjustments.

                                                                     Schedule VI

                      Yellow Corporation and Subsidiaries
  Accumulated Depreciation, Depletion and Amortization of Property, Plant and
                                   Equipment
              For the Years Ended December 31, 1993, 1992 and 1991



           COL. A                  COL. B          COL. C           COL. D             COL. E                  COL. F
                                   Balance,        Additions                          Other Changes-           Balance,
                                  Beginning        Charged to       Retirements       Add (Deduct)-             End Of
         Description              Of Period        Costs and                          Describe (1)              Period
                                                   Expenses

                                                             (In Thousands)
1993
- ----
Structures                      $  242,523       $ 31,132            $ 3,031           $  (395)             $  270,229
Revenue equipment                  481,378         79,570             12,523              (229)                548,196
Other operating
   property                         75,189         22,268              5,873               113                  91,697
                               -----------       --------           --------          --------             -----------
                                $  799,090        132,970            $21,427           $  (511)             $  910,122
                               -----------                          --------          --------             -----------
                               -----------                          --------          --------             -----------
Reconciliation to income statement:
  Amortization and nonoperating depreciation         (599)
                                                  ---------
  Depreciation charged to operating expense      $132,371
                                                  ---------
                                                  ---------
1992
- ----
Structures                      $  216,435       $ 27,999            $ 1,597           $  (314)             $  242,523
Revenue equipment                  453,944         72,605             44,869              (302)                481,378
Other operating
   property                         64,153         18,398              7,319               (43)                 75,189
                               -----------       --------           --------          --------             -----------
                                $  734,532        119,002            $53,785           $  (659)             $  799,090
                               -----------                          --------          --------             -----------
                               -----------                          --------          --------             -----------
Reconciliation to income statement:
  Amortization and nonoperating depreciation         (583)
                                                  ---------
  Depreciation charged to operating expense      $118,419
                                                  ---------
                                                  ---------
1991
- ----
Structures                      $  189,290       $ 30,042            $ 2,907           $    10              $  216,435
Revenue equipment                  407,683         79,264             33,023                20                 453,944
Other operating
   property                         50,849         15,837              2,533                 -                  64,153
                               -----------       --------           --------          --------             -----------
                                $  647,822        125,143            $38,463           $    30              $  734,532
                               -----------                          --------          --------             -----------
                               -----------                          --------          --------             -----------
Reconciliation to income statement:
  Amortization and nonoperating depreciation         (456)
                                                  ---------
  Depreciation charged to operating expense      $124,687
                                                  ---------
                                                  ---------



(1)  Foreign equity translation adjustments.

                                                                   Schedule VIII

                      Yellow Corporation and Subsidiaries
                       Valuation and Qualifying Accounts
              For the Years Ended December 31, 1993, 1992 and 1991



         COL. A                 COL. B                     COL. C                  COL. D       COL. E
                               Balance,                   Additions                           Balance,
                              Beginning              -1-               -2-       Deductions-   End Of
      Description             Of Period          Charged To        Charged To      Describe    Period
                                                 Costs And       Other Accounts-     (2)
                                                  Expenses          Describe

                                                            (In Thousands)
Year ended December 31, 1993:
- ------------------------------
Deducted from asset account -
 Allowance for uncollectible
 accounts                         $8,558           $8,521          $2,504 (1)       $8,909     $10,674
                                 -------          -------          ------           ------    --------
                                 -------          -------          ------           ------    --------
Year ended December 31, 1992:
- ------------------------------
Deducted from asset account-
 Allowance for uncollectible
 accounts                         $8,299           $6,149          $    -           $5,890     $ 8,558
                                 -------          -------          ------           ------    --------
                                 -------          -------          ------           ------    --------
Year ended December 31, 1991:
- ------------------------------
Deducted from asset account-
 Allowance for uncollectible
 accounts                         $7,304           $7,914          $    -           $6,919     $ 8,299
                                 -------          -------          ------           ------    --------
                                 -------          -------          ------           ------    --------





(1) Addition from Preston Corporation and subsidiaries acquired in February 1993.
(2)      Primarily uncollectible accounts written off - net of recoveries.

                                                                      Schedule X
                      Yellow Corporation and Subsidiaries
                   Supplementary Income Statement Information
              For the Years Ended December 31, 1993, 1992 and 1991



         COL. A                                                         COL. B
                                                            Charged to costs and expenses
         Item
                                                        1993             1992              1991
                                                                         (In Thousands)
Maintenance and repairs                                 $68,513          $45,704          $48,443
                                                        --------          -------          -------
                                                        --------          -------          -------
Depreciation and
 amortization of intangible
 assets, preoperating costs
 and similar deferrals                                      *                *                *

Taxes, other than payroll and income taxes:
 Fuel taxes                                             $64,275          $47,716          $49,729
 Property and general                                    19,546           14,763           13,308
                                                        --------          -------          -------
                                                        $83,821          $62,479          $63,037
                                                        --------          -------          -------
                                                        --------          -------          -------
Royalties                                                 None             None             None

Advertising costs                                           *                *                *





         * Less than 1% of total sales

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Yellow Corporation


                                           BY:    /s/ George E. Powell III
                                           -----------------------------------
                                                   George E. Powell III
March 21, 1994                                     President, Chief Executive
                                                   Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   /s/ Phillip A. Spangler        Vice President and Treasurer      March 22, 1994
  --------------------------
       Phillip A. Spangler

   /s/ George E. Powell, Jr.      Chairman of the Board             March 22, 1994
   --------------------------     of Directors
       George E. Powell, Jr.

   /s/ M. Reid Armstrong          Director                          March 22, 1994
  -------------------------
       M. Reid Armstrong

   /s/ Charles A. Duboc           Director                          March 22, 1994
- ---------------------------
       Charles A. Duboc

   /s/ John C. McKelvey           Director                          March 22, 1994
- ---------------------------
       John C. McKelvey