Form 10-Q
period 1994-03-31
YELLOW CORP
filed 1994-05-06
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________


Commission file number 0-12255


                               YELLOW CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                    48-0948788
- - ----------------------------------             --------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)


10777 Barkley, P.O. Box 7563, Overland Park, Kansas          66207
- - ---------------------------------------------------       -----------
   (Address of principal executive offices)                (Zip Code)

                                 (913) 967-4300
                               -----------------
              (Registrant's telephone number, including area code)

                                  No changes.
           -------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                   Outstanding at April 30, 1994
                      -----                   -----------------------------
          Common Stock, $1 Par Value                  28,107,594 shares

                               YELLOW CORPORATION


                                     INDEX



Item                                                                                                       Page
- - ----                                                                                                       ----
                                                              PART I
                                                              ------

 1.    Financial Statements

          Consolidated Balance Sheets -
              March 31, 1994 and December 31, 1993                                                            3

          Statements of Consolidated Income -
              Three Months Ended March 31, 1994 and 1993                                                      4

          Statements of Consolidated Cash Flows -
              Three Months Ended March 31, 1994 and 1993                                                      5

          Notes to Consolidated Financial Statements                                                          6

 2.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                                                         7


                                                              PART II
                                                              -------

 4.    Submission of Matters to a Vote of Security Holders                                                    9

 6.    Exhibits and Reports on Form 8-K                                                                       9

 Signature                                                                                                    9

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                      Yellow Corporation and Subsidiaries
                      March 31, 1994 and December 31, 1993
                    (Amounts in thousands except share data)
                                  (Unaudited)

                                                                  March 31                  December 31
                                                                    1994                        1993
                                                                 ----------                 -----------
ASSETS

CURRENT ASSETS:
     Cash                                                        $   13,276                  $   13,937
     Short-term investments                                           6,541                       6,777
     Accounts receivable                                            294,015                     276,223
     Other current assets                                            89,863                      82,456
                                                                 ----------                  ----------
         Total current assets                                       403,695                     379,393
                                                                 ----------                  ----------
OPERATING PROPERTY:
     Cost                                                         1,822,976                   1,765,992
     Less - Accumulated depreciation                                937,338                     910,122
                                                                 ----------                  ----------
         Net operating property                                     885,638                     855,870
                                                                 ----------                  ----------
OTHER ASSETS                                                         28,101                      30,391
                                                                 ----------                  ----------
                                                                 $1,317,434                  $1,265,654
                                                                 ----------                  ----------
                                                                 ----------                  ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                            $   78,705                  $   71,580
     Wages and employees' benefits                                  137,830                     117,723
     Other current liabilities                                      145,668                     140,854
     Current maturities of long-term debt                            12,328                      12,327
                                                                 ----------                  ----------
         Total current liabilities                                  374,531                     342,484
                                                                 ----------                  ----------
OTHER LIABILITIES:
     Long-term debt                                                 241,607                     214,176
     Deferred income taxes                                           56,043                      58,911
     Claims, insurance and other                                    172,244                     163,630
                                                                 ----------                  ----------
         Total other liabilities                                    469,894                     436,717
                                                                 ----------                  ----------
SHAREHOLDERS' EQUITY:
     Common stock, $1 par value                                      28,858                      28,850
     Capital surplus                                                  6,613                       6,469
     Retained earnings                                              470,003                     483,586
     Shares held by Stock Sharing Plan                              (14,880)                    (14,880)
     Treasury stock                                                 (17,585)                    (17,572)
                                                                 ----------                  ----------
         Total shareholders' equity                                 473,009                     486,453
                                                                 ----------                  ----------
                                                                 $1,317,434                  $1,265,654
                                                                 ----------                  ----------
                                                                 ----------                  ----------

The accompanying notes are an integral part of these statements.

                       STATEMENTS OF CONSOLIDATED INCOME
                      Yellow Corporation and Subsidiaries
              For the Three Months Ended March 31, 1994 and 1993
                 (Amounts in thousands except per share data)
                                  (Unaudited)




                                                                                            First Quarter
                                                                                   -----------------------------
                                                                                      1994               1993
                                                                                   ----------         ----------
OPERATING REVENUE                                                                  $  748,159         $  602,220
                                                                                   ----------         ----------
OPERATING EXPENSES:
     Salaries, wages and employees' benefits                                          506,710            417,185
     Operating expenses and supplies                                                  114,903             88,917
     Operating taxes and licenses                                                      29,769             22,619
     Claims and insurance                                                              22,627             14,077
     Communications and utilities                                                      10,939              8,913
     Depreciation                                                                      33,523             31,258
     Purchased transportation                                                          34,106             17,494
                                                                                   ----------         ----------
         Total operating expenses                                                     752,577            600,463
                                                                                   ----------         ----------
INCOME (LOSS) FROM OPERATIONS                                                          (4,418)             1,757
                                                                                   ----------         ----------
NONOPERATING (INCOME) EXPENSES:
     Interest expense                                                                   4,524              3,646
     Other, net                                                                           (32)               526
                                                                                   ----------         ----------
         Nonoperating expenses, net                                                     4,492              4,172
                                                                                   ----------         ----------
LOSS BEFORE INCOME TAXES                                                               (8,910)            (2,415)

BENEFIT FROM INCOME TAXES                                                              (2,526)              (666)
                                                                                   ----------         ----------
NET LOSS                                                                           $   (6,384)        $   (1,749)
                                                                                   ----------         ----------
                                                                                   ----------         ----------

AVERAGE COMMON SHARES OUTSTANDING                                                      28,105             28,105
                                                                                   ----------         ----------
                                                                                   ----------         ----------

LOSS PER SHARE                                                                     $     (.23)        $     (.06)
                                                                                   ----------         ----------
                                                                                   ----------         ----------



The accompanying notes are an integral part of these statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                      Yellow Corporation and Subsidiaries
               For the Three Months Ended March 31, 1994 and 1993
                             (Amounts in thousands)
                                  (Unaudited)



                                                                                     1994                 1993
                                                                                   --------             --------
OPERATING ACTIVITIES:
             Net cash from operating activities                                    $ 39,708             $ 43,029
                                                                                   --------             --------
INVESTING ACTIVITIES:
    Acquisition of operating property                                               (64,257)             (14,368)
    Proceeds from disposal of operating property                                      2,770                  546
    Purchases of short-term investments                                              (2,168)                (733)
    Proceeds from maturities of short-term
         investments                                                                  2,404                7,966
    Purchase of Preston Corporation,
         net of cash acquired                                                             -              (23,683)
                                                                                   --------             --------
             Net cash used in investing activities                                  (61,251)             (30,272)
                                                                                   --------             --------
FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                         14,000                  395
    Repayment of long-term debt                                                      (1,561)             (78,264)
    Commercial paper borrowings, net                                                 14,936               84,665
    Cash dividends paid to shareholders                                              (6,604)              (6,601)
    Other, net                                                                          111                   64
                                                                                   --------             --------
             Net cash from financing activities                                      20,882                  259
                                                                                   --------             ---------

NET INCREASE (DECREASE) IN CASH                                                        (661)              13,016

CASH, BEGINNING OF PERIOD                                                            13,937               19,016
                                                                                   --------             --------

CASH, END OF PERIOD                                                                $ 13,276             $ 32,032
                                                                                   --------             --------
                                                                                   --------             --------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                                               $  1,587             $  2,400
                                                                                   --------             --------
                                                                                   --------             --------
   Interest paid                                                                   $  1,683             $  1,828
                                                                                   --------             --------
                                                                                   --------             --------



The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Yellow Corporation and Subsidiaries

1. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods included herein have been made.

2. The company's reserves for workers' compensation are discounted to present value using a rate of 5.5% at December 31, 1993. Effective January 1, 1994, the company changed its discount rate to a risk-free rate. The risk-free rate is the U.S. Treasury rate for maturities that match the expected pay-out of workers' compensation liabilities. The change in rates was prompted by a Securities and Exchange Commission directive requiring a discount rate that does not exceed a risk-free rate. This change did not have a material impact on the financial condition or results of operations of the company.

3. In February 1993, Yellow Corporation (the company) acquired the stock of Preston Corporation (Preston). Preston is the holding company for three regional less-than-truckload carriers serving the Northeast, Upper Midwest and Southeast United States. The acquisition was accounted for by the purchase method and, accordingly the financial statements include the operating results of Preston effective March 1, 1993. Assuming the acquisition of Preston had occurred on January 1, 1993, the company's unaudited results of operations (in thousands, except per share data) for the three months ended March 31, 1993 would have been as follows:


                                                                                  1993
                                                                                  ----
               Operating revenue                                              $ 689,328

               Loss before cumulative effect
                   of accounting change                                       $  (7,811)
               Net loss                                                       $  (8,916)
               Earnings per share:
               -------------------
               Loss before cumulative effect
                    of accounting change                                      $    (.28)
               Net loss                                                       $    (.32)


       The unaudited pro forma results are not necessarily indicative of what would have occurred if the acquisition had been consummated at the beginning of 1993, nor are they necessarily indicative of future consolidated results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

                  March 31, 1994 Compared to December 31, 1993

Working capital decreased by $8 million during the first three months of 1994, resulting in a $29 million positive working capital position at March 31, 1994.

The company's total debt level at March 31, 1994 increased $27 million compared to that of December 31, 1993, primarily due to the relatively higher level of capital expenditures in the first three months of 1994. Additional borrowings were split evenly between commercial paper and medium-term notes. Primarily all of the capital expenditures were at the company's primary operating subsidiary, Yellow Freight System, Inc., mainly for revenue equipment. It is anticipated that the remaining capital expenditures for 1994 will be financed primarily through internally-generated funds.

The Board of Directors of the company declared a quarterly dividend of $.235 per share of common stock on April 21, 1994, payable on May 16 to shareholders of record on May 2.



RESULTS OF OPERATIONS

            Comparison of Three Months Ended March 31, 1994 and 1993

Operating revenue for the company was $748.2 million in this year's first quarter compared to $602.2 million in the first quarter last year, an increase of 24.2%. Results for the Preston group of companies are included effective March 1, 1993. Without the inclusion of the Preston companies, operating revenue would have increased 8.7% from last year. Increases in the number of shipments handled, tonnage growth and retention of price increases were the primary reasons for the revenue increase.

Tonnage levels at Yellow Freight System, Inc. (Yellow Freight System), the company's primary motor carrier subsidiary, continued to show favorable year-over-year comparisons. On a per day basis, less-than-truckload tonnage was up 6.8% in this year's first quarter compared to the first quarter of 1993. Total tonnage per day for Yellow Freight System was up 7.5%. These increases continued the trend of the third and fourth quarter of 1993 which recorded comparable tonnage gains. Helped by a strengthening economy and its success in meeting customer needs, Yellow Freight System achieved this growth while resisting additional price discounting.

All of the company's operating subsidiaries instituted rate increases early in this year's first quarter. There was broad customer acceptance of the need for these increases and the pricing environment remains stable. While every subsidiary works hard at controlling costs, pricing must continue to improve if we are to provide the service levels our customers require while earning a fair return for our shareholders.

The company recorded a net loss of $6.4 million, or $.23 per share, in the quarter versus a net loss of $1.7 million, or $.06 per share in the first quarter of 1993. The net loss for the first quarter of this year was primarily due to the impact of the severe winter weather which caused significant business disruptions and higher operating expenses for Yellow Freight System, as well as Preston Trucking Company. Yellow Freight System's results were also affected by the earthquake in Southern California. While last year's results were hurt by the weather as well, the frequency and intensity of the storms, especially on the Northeast and Upper Midwest, were unprecedented. Preston Trucking was especially hard hit as their operations are concentrated in the areas most affected by the weather.

Revenue and net income were lower in both the first quarter of 1994 and 1993 due to a required change in the method of recognizing revenue, implemented in 1992. The change significantly reduces revenue and net income in the first quarter of each year while increasing both in the fourth quarter. This accounts for a substantial portion of the decline in earnings between the fourth quarter of 1993 and the first quarter of 1994, but will have negligible impact on full year earnings.

During the first quarter, the employees of Preston Trucking continued their efforts toward the goal of achieving consistent profitability. While the quarter was difficult, we remain optimistic that Preston's employees working together will be successful in accomplishing this goal. Saia Motor Freight Line continued its expansion in Texas and Tennessee during the quarter while recording an operating ratio of 92.5. We are especially pleased with the excellent job being done by the people of Smalley Transportation who recorded a much improved operating ratio of 97.9 in the first quarter.

The industry labor agreements between Yellow Freight System and Preston Trucking and the International Brotherhood of Teamsters (Teamsters) expired March 31. When a replacement agreement had not been negotiated by April 6, the Teamster employees of both companies went on strike. On April 11, Preston Trucking exercised its legal option and withdrew from Trucking Management, Inc.
(TMI), the multi-employer bargaining group which had been negotiating for both Preston Trucking and Yellow Freight System. Preston Trucking then signed an interim agreement with the Teamsters which allowed their Teamster employees to return to work while negotiations toward a permanent national agreement continued.

On April 28, 1994, the Teamsters and TMI reached a tentative agreement on a new four-year contract, and the Teamsters suspended their strike. The agreement allows Yellow Freight System and Preston Trucking greater operational flexibility and the ability to lower operating costs, by gaining the right to use more rail transportation and dock casual workers whose rate of pay is fixed during the contract. In return, the carriers agreed to a 14% increase in wages and benefits over the life of the contract. Because Preston Trucking returned to work on April 11, their revenue was above normal levels during the three week Teamsters strike. However, Yellow Freight System generated no revenue during the strike which will result in a significant consolidated loss in the second quarter of 1994. The impact of the strike on business levels and profitability during the remainder of this year is not known as the amount of business that may have been lost to other carriers is not determinable at the present time.

                          PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

(a)      Annual Meeting on April 21, 1994.

(b) A stockholder proposal to declassify the Board of Directors for the purpose of director elections was voted on and defeated at the meeting. Affirmative votes: 4,579,103, Negative votes: 12,237,185, Abstention votes: 121,190.



Item 6.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K

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





                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        YELLOW CORPORATION
                                     ------------------------
                                           Registrant


Date:   May 4, 1994                    /s/ Phillip A. Spangler
                                     -----------------------------
                                           Phillip A. Spangler
                                       Vice President and Treasurer