Form 10-Q
period 1994-06-30
YELLOW CORP
filed 1994-08-08
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________


Commission file number 0-12255


                               YELLOW CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                      48-0948788
- - ----------------------------------             --------------------------------
   (State or other jurisdiction of                      (I.R.S. Employe
   incorporation or organization)                      Identification No.)


10777 Barkley, P.O. Box 7563, Overland Park, Kansas          66207
- - ---------------------------------------------------        ---------
     (Address of principal executive offices)              (Zip Code)

                                 (913) 967-4300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                  No changes.
            -----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _X_     No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                               Outstanding at July 31, 1994
       -----                               ----------------------------
Common Stock, $1 Par Value                      28,107,594 shares

                               YELLOW CORPORATION


                                     INDEX



Item                                                                  Page
- - ----                                                                  ----

                                    PART I
                                    ------
 1.    Financial Statements

          Consolidated Balance Sheets -
              June 30, 1994 and December 31, 1993                        3

          Statements of Consolidated Income -
              Three Months and Six Months Ended June 30, 1994 and 1993   4

          Statements of Consolidated Cash Flows -
              Six Months Ended June 30, 1994 and 1993                    5

          Notes to Consolidated Financial Statements                     6

 2.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                    7

                                   PART II
                                   -------

 6.    Exhibits and Reports on Form 8-K                                  9

 Signatures                                                              9


                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                      Yellow Corporation and Subsidiaries
                      June 30, 1994 and December 31, 1993
                    (Amounts in thousands except share data)
                                  (Unaudited)

                                                   June 30                  December 31
                                                    1994                        1993
                                                 ----------                 -----------
ASSETS

CURRENT ASSETS:
     Cash                                        $   15,174                  $   13,937
     Short-term investments                           5,889                       6,777
     Accounts receivable                            283,707                     276,223
     Other current assets                            96,020                      82,456
                                                 ----------                  ----------
         Total current assets                       400,790                     379,393
                                                 ----------                  ----------

OPERATING PROPERTY:
     Cost                                         1,848,390                   1,765,992
     Less - Accumulated depreciation                962,994                     910,122
                                                 ----------                  ----------
         Net operating property                     885,396                     855,870
                                                 ----------                  ----------

OTHER ASSETS                                         27,671                      30,391
                                                 ----------                  ----------

                                                 $1,313,857                  $1,265,654
                                                 ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                            $   82,722                  $   71,580
     Wages and employees' benefits                  149,712                     117,723
     Other current liabilities                      122,962                     140,854
     Current maturities of long-term debt            12,223                      12,327
                                                 ----------                  ----------
         Total current liabilities                  367,619                     342,484
                                                 ----------                  ----------

OTHER LIABILITIES:
     Long-term debt                                 265,379                     214,176
     Deferred income taxes                           53,872                      58,911
     Claims, insurance and other                    177,387                     163,630
                                                 ----------                  ----------
         Total other liabilities                    496,638                     436,717
                                                 ----------                  ----------

SHAREHOLDERS' EQUITY:
     Common stock, $1 par value                      28,858                      28,850
     Capital surplus                                  6,641                       6,469
     Retained earnings                              441,606                     483,586
     Shares held by Stock Sharing Plan               (9,920)                    (14,880)
     Treasury stock                                 (17,585)                    (17,572)
                                                 ----------                  ----------
         Total shareholders' equity                 449,600                     486,453
                                                 ----------                  ----------

                                                 $1,313,857                  $1,265,654
                                                 ==========                  ==========

The accompanying notes are an integral part of these statements.

                       STATEMENTS OF CONSOLIDATED INCOME
                      Yellow Corporation and Subsidiaries
          For the Quarter and Six Months Ended June 30, 1994 and 1993
                  (Amounts in thousands except per share data)
                                  (Unaudited)




                                                         Second Quarter                      Six  Months
                                                      -------------------              -----------------------
                                                        1994            1993              1994              1993
                                                      --------        --------         ----------        ----------
OPERATING REVENUE                                     $592,211        $732,901         $1,340,370        $1,335,121
                                                      --------        --------         ----------        ----------

OPERATING EXPENSES:
   Salaries, wages and benefits                        417,100         493,063            923,810           910,248
   Operating expenses and supplies                      95,057         104,765            209,960           193,682
   Operating taxes and licenses                         24,414          26,775             54,183            49,394
   Claims and insurance                                 15,747          16,834             38,374            30,911
   Communications and utilities                          9,909          10,047             20,848            18,960
   Depreciation                                         33,264          34,095             66,787            65,353
   Purchased transportation                             26,769          26,435             60,875            43,929
   Network development                                       -          18,000                  -            18,000
                                                      --------        --------         ----------        ----------
         Total operating expenses                      622,260         730,014          1,374,837         1,330,477
                                                      --------        --------         ----------        ----------

INCOME (LOSS) FROM OPERATIONS                          (30,049)          2,887            (34,467)            4,644
                                                      --------        --------         ----------        ----------

NONOPERATING (INCOME) EXPENSES:
   Interest expense                                      4,719           4,796              9,243             8,442
   Other, net                                             (876)            552               (908)            1,078
                                                      --------        --------         ----------        ----------
         Nonoperating expenses, net                      3,843           5,348              8,335             9,520
                                                      --------        --------         ----------        ----------

LOSS BEFORE INCOME TAXES                               (33,892)         (2,461)           (42,802)           (4,876)

BENEFIT FROM INCOME TAXES                              (12,016)           (575)           (14,542)           (1,241)
                                                      --------        --------         ----------        ----------

NET LOSS                                              $(21,876)       $ (1,886)        $  (28,260)       $   (3,635)
                                                      ========        ========         ==========        ==========

AVERAGE COMMON SHARES OUTSTANDING                       28,108          28,106             28,106            28,106
                                                      ========        ========         ==========        ==========

LOSS PER SHARE                                        $   (.78)       $   (.07)        $    (1.01)       $     (.13)
                                                      ========        ========         ==========        ==========

The accompanying notes are an integral part of these statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                      Yellow Corporation and Subsidiaries
                For the Six Months Ended June 30, 1994 and 1993
                             (Amounts in thousands)
                                  (Unaudited)




                                                                                     1994                 1993
                                                                                   --------             --------
OPERATING ACTIVITIES:
             Net cash from operating activities                                    $ 50,903             $ 68,942
                                                                                   --------             --------

INVESTING ACTIVITIES:
    Acquisition of operating property                                               (99,990)             (26,079)
    Proceeds from disposal of operating property                                      6,587                4,356
    Purchases of short-term investments                                              (3,836)              (4,488)
    Proceeds from maturities of short-term
         investments                                                                  4,724               10,465
    Purchase of Preston Corporation,
         net of cash acquired                                                             -              (23,683)
                                                                                   --------             --------
             Net cash used in investing activities                                  (92,515)             (39,429)
                                                                                   --------             --------

FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                         14,000                  395
    Repayment of long-term debt                                                      (2,896)             (87,887)
    Commercial paper borrowings, net                                                 44,842               85,812
    Cash dividends paid to shareholders                                             (13,208)             (13,202)
    Reduction of Stock Sharing Plan debt guarantee                                   (4,960)              (4,509)
    Shares allocated by Stock Sharing Plan                                            4,960                4,509
    Other, net                                                                          111                   55
                                                                                   --------             --------
             Net cash from (used in) financing activities                            42,849              (14,827)
                                                                                   --------             --------

NET INCREASE IN CASH                                                                  1,237               14,686

CASH, BEGINNING OF PERIOD                                                            13,937               19,016
                                                                                   --------             --------

CASH, END OF PERIOD                                                                $ 15,174             $ 33,702
                                                                                   ========             ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                                               $  1,654             $ 10,558
                                                                                   ========             ========

   Interest paid                                                                   $  9,048             $  9,178
                                                                                   ========             ========

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

3. In February 1993, Yellow Corporation (the company) acquired the stock of Preston Corporation (Preston). Preston is the holding company for three regional less-than-truckload carriers serving the Northeast, Upper Midwest and Southeast United States. The acquisition was accounted for by the purchase method and, accordingly the financial statements include the operating results of Preston effective March 1, 1993. Assuming the acquisition of Preston had occurred on January 1, 1993, the company's unaudited results of operations (in thousands, except per share data) for the six months ended June 30, 1993 would have been as follows:


                                                        1993
                                                        ----
               Operating revenue                    $ 1,422,229

               Loss before cumulative effect
                   of accounting change             $    (9,697)
               Net loss                             $   (10,802)
               Earnings per share:
               -------------------
               Loss before cumulative effect
                   of accounting change             $      (.35)
               Net loss                             $      (.38)

       The unaudited pro forma results are not necessarily indicative of what would have occurred if the acquisition had been consummated at the beginning of 1993, nor are they necessarily indicative of future consolidated results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

                   June 30, 1994 Compared to December 31, 1993

Working capital decreased by $4 million during the first six months of 1994, resulting in a $33 million positive working capital position at June 30, 1994.

The company's total debt level at June 30, 1994 increased $51 million compared to that of December 31, 1993, primarily due to the relatively higher level of capital expenditures in the first six months of 1994 and the impact of the strike, described in Part II, Item 6(a), on cash flow. Additional borrowings were primarily from commercial paper with some medium-term notes also issued. Most of the capital expenditures were for revenue equipment at Yellow Freight System, Inc., (Yellow Freight), the company's largest operating subsidiary. It is anticipated that the remaining capital expenditures for 1994 will be financed primarily through internally-generated funds.

The Board of Directors of the company declared a quarterly dividend of $.235 per share of common stock on July 21, 1994, payable on August 15 to shareholders of record on August 1.


RESULTS OF OPERATIONS

            Comparison of Three Months Ended June 30, 1994 and 1993

Operating revenue for the company was $592.2 million in this year's second quarter compared to $732.9 million in the second quarter last year, a decrease of 19.2%. The net loss for the quarter was $21.9 million, or $.78 per share, versus a net loss of $1.9 million, or $.07 per share, in the second quarter last year.

The decline in revenue and the entire net loss in the most recent quarter are due to the 24 day strike in April by the International Brotherhood of Teamsters (Teamsters) against Yellow Freight. The revenue decline was partially offset by increases achieved at the company's other subsidiaries. The strike also impacted three of Yellow Freight's largest competitors who are also members of Trucking Management, Inc., the industry bargaining group. The results for the second quarter of 1993 include an $11.2 million, or $.40 per share, after tax charge for network development.

The Teamster membership overwhelmingly ratified a new four-year labor contract which provides Yellow Freight and Preston Trucking Company (Preston Trucking) greater operational flexibility while giving employees increased wages and benefits and more job security. The increased flexibility means faster transit times, more convenient and responsive customer service, and a more competitive cost structure. Yellow Freight and Preston Trucking have the ability to lower operating costs by gaining the right to use more rail transportation and dock casual workers whose rate of pay is fixed during the contract. In return, the carriers agreed to a 14% increase in wages and benefits over the life of the contract.

Including the impact of the strike, Yellow Freight's operating ratio for the quarter was approximately 108.2. Management estimates that the strike negatively impacted Yellow Freight revenue by $181.4 million, operating income by $58.4 million and net income by $34.8 million.

During May and June Yellow Freight returned to profitability by regaining approximately 95 percent of pre-strike business levels, better than many anticipated. Yellow Freight has won back business with intensive marketing efforts, but without additional discounting.

Preston Trucking was profitable in the second quarter of 1994, with an operating ratio of 97.8, primarily as a result of significant revenue growth during the period. They were also impacted by the strike, but benefited by being able to return to work under an interim agreement with the Teamsters after only six days. The increased volume handled during the strike resulted in additional expenses to restore service levels, which partially offset the revenue strength.

Also in the second quarter, more than 85 percent of Preston Trucking's Teamster associates approved a plan that would reduce wages in return for a share of profits if certain operating results are achieved. The associates voted to approve a wage reduction program that would lessen pay by seven percent in 1994, five percent in 1995 and return to standard contract wages in 1996. This plan replaced a one year, nine percent wage reduction approved in March 1993, shortly after Preston Trucking was acquired by the company. The temporary reduction in wages was necessary to help complete a financial turnaround of Preston Trucking. The vote on the wage reduction provides them with additional time to implement permanent changes and complete the turnaround.

Two other motor carrier subsidiaries of the company, Saia Motor Freight Line and Smalley Transportation, had a successful second quarter. Both of these companies had significant revenue growth in the quarter, primarily due to increased freight volume as a result of ongoing expansion plans and the strike. Saia's operating ratio was 87.3, while Smalley continued to improve on its dramatic turnaround with an operating ratio of 92.8.

In order to leverage the performance of these two companies, we will integrate Smalley Transportation into Saia Motor Freight Line. By combining their operations, Smalley and Saia can offer customers improved access to the southern tier of states they now serve independently. Cost savings will also result for the combined company. The integration of the two companies is expected to be completed by the first quarter of 1995.

The House and Senate are currently working on legislation that would deregulate intrastate trucking. The passage of such legislation would require the company to write-off the book value of its intrastate operating rights, which approximated $6.7 million at June 30, 1994.


             Comparison of Six Months Ended June 30, 1994 and 1993

Operating revenue in the first half of 1994 was $1,340.4 million compared to $1,335.1 million in the same period last year. The inclusion of the Preston group of companies, effective March 1, 1993, increased revenue by 9.5% but the strike offset this increase, resulting in essentially the same revenue as last year.

For the first six months of 1994 the net loss was $28.3 million, or $1.01 per share, compared to a net loss of $3.6 million, or $.13 per share in 1993. The results for 1993 include an $11.2 million, or $.40 per share, after tax charge for network development. The severe winter weather experienced in the first quarter and the strike in the second quarter caused the loss in the first six months of 1994.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K

On June 21, 1994, a Form 8-K was filed under Item 5, Other Events, which reported that the company announced on June 15, 1994, that it expects to report a net loss of between $23 and $25 million, or between $.80 and $.90 per share, for the second quarter of 1994. The loss is entirely due to the 23 day strike during April by the International Brotherhood of Teamsters (IBT) against Yellow Freight System, Inc., the company's largest motor carrier subsidiary. Comparatively, in the second quarter of 1993, the company lost $1.9 million, or $.07 per share, after an $11.2 million after-tax, or $.40 per share, restructuring charge.

Yellow Freight System's business is running about 90 to 95 percent of pre-strike levels, a more rapid return of business than originally anticipated. Yellow Freight System showed a profit for the month of May. With pricing stability and a healthy economy, the company's primary subsidiary stands to benefit later this year from the flexibility gained in the industry's new four-year agreement with the IBT.

On July 5, 1994, a Form 8-K was filed under Item 5, Other Events, which reported that the company announced on June 30, 1994, that the union associates of its Preston Trucking Company subsidiary had approved a plan that would reduce wages in return for a share of profits if certain operating results are achieved. The associates, members of the International Brotherhood of Teamsters, voted to approve a wage reduction program that would lessen pay by seven percent in 1994, five percent in 1995 and return to standard contract wages in 1996. This plan replaced a one year, nine percent wage reduction approved in March 1993, shortly after Preston Trucking was acquired by the company.

The company indicated that the temporary reduction in wages was necessary to help complete a financial turnaround of Preston Trucking. The vote on the wage reduction provides Preston Trucking with additional time to implement permanent changes and complete the turnaround.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   YELLOW CORPORATION
                                              -------------------------------
                                                       Registrant

Date:         August 8, 1994                     /s/ H. A. Trucksess, III
     ------------------------                 -------------------------------
                                                     H. A. Trucksess, III
                                              Senior Vice President - Finance


Date:         August 8, 1994                     /s/ Phillip A. Spangler
     ------------------------                 -------------------------------
                                                     Phillip A. Spangler
                                               Vice President and Treasurer