Form 10-Q
period 1994-09-30
YELLOW CORP
filed 1994-11-09
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________


Commission file number 0-12255


                               YELLOW CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                                      48-0948788
- - - ----------------------------------                               --------------------------------
  (State or other jurisdiction of                                      (I.R.S. Employer
  incorporation or organization)                                     Identification No.)


10777 Barkley, P.O. Box 7563, Overland Park, Kansas                          66207
- - - ---------------------------------------------------                        ---------
    (Address of principal executive offices)                              (Zip Code)

                                 (913) 967-4300
                       -----------------------------------
              (Registrant's telephone number, including area code)

                                  No changes.
                       -----------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Class                               Outstanding at October 31, 1994
                        -----                               -------------------------------
          Common Stock, $1 Par Value                              28,107,475 shares

                               YELLOW CORPORATION


                                     INDEX



Item                                                                                                     Page
- - - ----                                                                                                     ----
                                             PART I
                                             ------

 1.    Financial Statements

          Consolidated Balance Sheets -
              September 30, 1994 and December 31, 1993                                                       3

          Statements of Consolidated Income -
              Three Months and Nine Months Ended September 30, 1994 and 1993                                 4

          Statements of Consolidated Cash Flows -
              Nine Months Ended September 30, 1994 and 1993                                                  5

          Notes to Consolidated Financial Statements                                                         6

 2.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                                                        7





                                             PART II
                                             -------

 5.    Other Information                                                                                     8

 6.    Exhibits and Reports on Form 8-K                                                                      9

 Signatures                                                                                                  9

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                      Yellow Corporation and Subsidiaries
                    September 30, 1994 and December 31, 1993
                    (Amounts in thousands except share data)
                                  (Unaudited)

                                                                September 30                December 31
                                                                    1994                       1993
                                                                 ----------                 -----------
ASSETS

CURRENT ASSETS:
     Cash                                                        $   14,725                  $   13,937
     Short-term investments                                           7,772                       6,777
     Accounts receivable                                            306,519                     276,223
     Other current assets                                            92,356                      82,456
                                                                 ----------                  ----------
         Total current assets                                       421,372                     379,393
                                                                 ----------                  ----------

OPERATING PROPERTY:
     Cost                                                         1,860,432                   1,765,992
     Less - Accumulated depreciation                                980,662                     910,122
                                                                 ----------                  ----------
         Net operating property                                     879,770                     855,870
                                                                 ----------                  ----------

OTHER ASSETS                                                         19,990                      30,391
                                                                 ----------                  ----------

                                                                 $1,321,132                  $1,265,654
                                                                 ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                            $   99,462                  $   71,580
     Wages and employees' benefits                                  131,795                     117,723
     Other current liabilities                                      134,448                     140,854
     Current maturities of long-term debt                            12,205                      12,327
                                                                 ----------                  ----------
         Total current liabilities                                  377,910                     342,484
                                                                 ----------                  ----------

OTHER LIABILITIES:
     Long-term debt                                                 253,594                     214,176
     Deferred income taxes                                           54,839                      58,911
     Claims, insurance and other                                    182,091                     163,630
                                                                 ----------                  ----------
         Total other liabilities                                    490,524                     436,717
                                                                 ----------                  ----------

SHAREHOLDERS' EQUITY:
     Common stock, $1 par value                                      28,858                      28,850
     Capital surplus                                                  6,668                       6,469
     Retained earnings                                              444,679                     483,586
     Shares held by Stock Sharing Plan                               (9,920)                    (14,880)
     Treasury stock                                                 (17,587)                    (17,572)
                                                                 ----------                  ----------
         Total shareholders' equity                                 452,698                     486,453
                                                                 ----------                  ----------

                                                                 $1,321,132                  $1,265,654
                                                                 ==========                  ==========

The accompanying notes are an integral part of these statements.

                       STATEMENTS OF CONSOLIDATED INCOME
                      Yellow Corporation and Subsidiaries
       For the Quarter and Nine Months Ended September 30, 1994 and 1993
                  (Amounts in thousands except per share data)
                                  (Unaudited)


                                                             Third Quarter                      Nine Months
                                                          -------------------             ----------------------
                                                            1994          1993               1994            1993
                                                          --------      --------          ----------      ----------
OPERATING REVENUE                                         $769,259       $761,706         $2,109,629       $2,096,827
                                                          --------       --------         ----------       ----------

OPERATING EXPENSES:
   Salaries, wages and benefits                            501,247        507,774          1,425,057        1,418,022
   Operating expenses and supplies                         110,862        107,567            320,822          301,249
   Operating taxes and licenses                             28,460         27,182             82,643           76,576
   Claims and insurance                                     20,945         19,730             59,319           50,641
   Communications and utilities                              9,850          9,661             30,698           28,621
   Depreciation                                             33,202         33,324             99,989           98,677
   Purchased transportation                                 37,517         30,834             98,392           74,763
   Network development                                           -              -                  -           18,000
                                                          --------       --------         ----------       ----------
        Total operating expenses                           742,083        736,072          2,116,920        2,066,549
                                                          --------       --------         ----------       ----------

INCOME (LOSS) FROM OPERATIONS                               27,176         25,634             (7,291)          30,278
                                                          --------       --------         ----------       ----------

NONOPERATING (INCOME) EXPENSES:
   Interest expense                                          4,865          4,593             14,108           13,035
   Other, net                                                 (468)           613             (1,376)           1,691
                                                          --------       --------         ----------       ----------
        Nonoperating expenses, net                           4,397          5,206             12,732           14,726
                                                          --------       --------         ----------       ----------

INCOME (LOSS) BEFORE INCOME TAXES                           22,779         20,428            (20,023)          15,552

PROVISION FOR INCOME TAXES                                   9,575          9,960             (4,967)           8,719
                                                          --------       --------         ----------       ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                     13,204         10,468            (15,056)           6,833

EXTRAORDINARY ITEM - WRITE-OFF
   OPERATING RIGHTS                                         (4,058)             -             (4,058)               -
                                                          --------       --------         ----------       ----------

NET INCOME (LOSS)                                         $  9,146       $ 10,468         $  (19,114)      $    6,833
                                                          ========       ========         ==========       ==========


AVERAGE COMMON SHARES OUTSTANDING                           28,108         28,106             28,107           28,106
                                                          ========       ========         ==========       ==========


EARNINGS PER SHARE:
Income (loss) before extraordinary item                   $    .47       $    .37         $     (.54)      $      .24
                                                          ========       ========         ==========       ==========

Net income (loss)                                         $    .33       $    .37         $     (.68)      $      .24
                                                          ========       ========         ==========       ==========




The accompany notes are an integral part of these statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                      Yellow Corporation and Subsidiaries
             For the Nine Months Ended September 30, 1994 and 1993
                             (Amounts in thousands)
                                  (Unaudited)




                                                                                      1994                1993
                                                                                   ---------            ---------
OPERATING ACTIVITIES:
             Net cash from operating activities                                    $  98,026            $ 100,842
                                                                                   ---------            ---------

INVESTING ACTIVITIES:
    Acquisition of operating property                                               (135,198)             (50,906)
    Proceeds from disposal of operating property                                      14,573                5,260
    Purchases of short-term investments                                               (7,951)              (7,032)
    Proceeds from maturities of short-term
         investments                                                                   6,956               13,678
    Purchase of Preston Corporation,
         net of cash acquired                                                              -              (23,683)
                                                                                   ---------            ---------
             Net cash used in investing activities                                  (121,620)             (62,683)
                                                                                   ---------            ---------

FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                          14,000               24,250
    Repayment of long-term debt                                                      (13,840)             (93,933)
    Commercial paper borrowings, net                                                  43,925               63,892
    Cash dividends paid to shareholders                                              (19,812)             (19,802)
    Reduction of Stock Sharing Plan debt guarantee                                    (4,960)              (4,509)
    Shares allocated by Stock Sharing Plan                                             4,960                4,509
    Other, net                                                                           109                   55
                                                                                   ---------            ---------
             Net cash from (used in) financing activities                             24,382              (25,538)
                                                                                   ---------            ----------

NET INCREASE IN CASH                                                                     788               12,621

CASH, BEGINNING OF PERIOD                                                             13,937               19,016
                                                                                   ---------            ---------

CASH, END OF PERIOD                                                                $  14,725            $  31,637
                                                                                   =========            =========



SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                                               $   2,551            $  16,516
                                                                                   =========            =========

   Interest paid                                                                   $  11,077            $  11,358
                                                                                   =========            =========



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

3. In February 1993, Yellow Corporation (the company) acquired the stock of Preston Corporation (Preston). Preston is the holding company for principally three regional less-than-truckload (LTL) carriers. Preston Trucking Company, Inc. (Preston Trucking) serves the Northeast and Upper Midwest. Saia Motor Freight Line, Inc. (Saia) serves the Southeast and Smalley Transportation Company (Smalley) serves Florida and Georgia.
       The acquisition was accounted for by the purchase method and, accordingly the financial statements include the operating results of Preston effective March 1, 1993. Assuming the acquisition of Preston had occurred on January 1, 1993, the company's unaudited results of operations (in thousands, except per share data) for the nine months ended September 30, 1993 would have been as follows:


                                                                                  1993
                                                                                  ----
               Operating revenue                                              $ 2,183,935

               Income before cumulative effect
                   of accounting change                                       $       771
               Net loss                                                       $      (334)
               Earnings per share:
               -------------------
               Income before cumulative effect
                   of accounting change                                       $       .03
               Net loss                                                       $      (.01)


       The unaudited pro forma results are not necessarily indicative of what would have occurred if the acquisition had been consummated at the beginning of 1993, nor are they necessarily indicative of future consolidated results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

                September 30, 1994 Compared to December 31, 1993

Working capital increased by $6 million during the first nine months of 1994, resulting in a $43 million positive working capital position at September 30, 1994.

The company decreased its total debt level by $12 million in the third quarter of 1994, resulting in total debt at September 30, 1994 that was $39 million more than at December 31, 1993. This overall increase was primarily due to the relatively higher level of capital expenditures in the first nine months of 1994 and the impact on cash flow of a 24 day strike in April against Yellow Freight System, Inc., (Yellow Freight), the company's largest operating subsidiary. Additional borrowings during the period were primarily from commercial paper. Most of the capital expenditures were for revenue equipment at Yellow Freight. It is anticipated that the remaining capital expenditures for 1994 will be financed primarily through internally-generated funds and that the total debt level at December 31, 1994 will approximate that of September 30, 1994.

The Board of Directors of the company declared a quarterly dividend of $.235 per share of common stock on October 20, 1994, payable on November 14 to shareholders of record on October 31.


RESULTS OF OPERATIONS

          Comparison of Three Months Ended September 30, 1994 and 1993

Operating revenue for the company was $769.3 million in this year's third quarter compared to $761.7 million in the third quarter last year, an increase of 1%. Net income before an extraordinary item was $13.2 million, or $.47 per share, compared to $10.5 million, or $.37 per share in last year's third quarter. Last year's results were reduced by $1.6 million, or $.06 per share, due to the impact of a higher tax rate on the company's deferred tax liabilities.

Federal legislation passed during this year's third quarter effectively deregulated entry and rates for intrastate operations of all transportation companies. As a result, the company wrote off the $4.1 million after tax value of its intrastate operating rights. This $.14 per share non-cash charge was recorded as an extraordinary item and reduced net income to $9.1 million, or $.33 per share.

During the third quarter, Yellow Freight continued its recovery from the effects of the strike. Operating revenue in the quarter was about equal to last year while profitability was higher. A stable pricing environment helped Yellow Freight offset decreases in tonnage and the number of shipments handled. LTL and total tonnage were down only 2% compared to the third quarter of 1993. Late in the quarter Yellow Freight implemented a change of linehaul operations which will allow substantially more freight to be transported via rail. This change, which was made possible by the new labor agreement, will lower operating costs and improve service for customers.

Preston Trucking reported lower results for the third quarter. Flat revenue and increased operating expenses resulted in a 102.6 operating ratio in this year's third quarter compared to breakeven results in the same quarter last year. Operating expenses included the impact of the new labor contract and additional changes in a wage reduction program (see Part II, Item 6(b)). In October, Preston Trucking opened a new distribution center located in the Cleveland, Ohio area which will enable them to offer two day or less service throughout almost all of its expanded "SuperRegion". This service offering provides a competitive advantage and is an important step in making Preston Trucking a contributor to the company's profitability.

The merger of Smalley into Saia is proceeding as planned with completion still expected in the first quarter of next year. Third quarter revenue increased 14% at Saia and 6% at Smalley compared to last year, mainly from growth in the number of shipments handled. Saia's third quarter operating ratio of 93.8 reflects merger preparation costs as well as costs related to the continuing expansion in Texas and Tennessee. The full benefits of the expansion will impact 1995 and beyond. Smalley's operating ratio of 98.7 is a full seven points better than its performance in the third quarter of 1993.


          Comparison of Nine Months Ended September 30, 1994 and 1993

For the first nine months of 1994, operating revenue was $2,109.6 million compared to $2,096.8 million in the same period last year. The inclusion of the Preston group of companies, effective March 1, 1993, increased revenue by 6.3% but the strike offset this increase, resulting in essentially the same revenue as last year.

For the first nine months of 1994 there was a net loss of $19.1 million, or $.68 per share, compared to net income of $6.8 million, or $.24 per share in 1993. The loss in 1994 primarily reflects the impact of a 24 day strike in April against Yellow Freight which is estimated to have cost $1.24 per share. The results for 1993 include an $11.2 million, or $.40 per share, after tax charge for network development.




                          PART II - OTHER INFORMATION

Item 5.  Other Information

On October 31, 1994, the company announced that it had signed a final purchase agreement to acquire Johnson's Freightlines, a Phoeniz, AZ-based regional LTL carrier. Johnson's has annual revenue of approximately $17 million and provides service to Arizona, New Mexico and parts of Texas. The purchase will provide a profitable base for gaining a regional LTL presence in the western region of the United States. The purchase is expected to be completed in November subject to regulatory approvals. The acquisition will be accounted for by the purchase method and, accordingly, the company will include operating results of Johnson's in the financial statements from the date of acquisition.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit (27) - Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K

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


On October 5, 1994, a Form 8-K was filed under Item 5, Other Events, which reported that the company announced on September 29, 1994, that it will record a charge to earnings in the third quarter of $6.7 million, $4.1 million after taxes, or $.14 per share. This charge, recorded as an extraordinary item, is to write-off the book value of its intrastate operating rights. The non-cash charge resulted from the recent passage of the Trucking Industry Regulatory Reform Act of 1994 which deregulates the entry and rates for the intrastate operations of all transportation companies.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   YELLOW CORPORATION
                                            ---------------------------------
                                                       Registrant

Date:      November 7, 1994                      /s/ H. A. Trucksess, III
     ------------------------------         ---------------------------------
                                                     H. A. Trucksess, III
                                             Senior Vice President - Finance


Date:      November 7, 1994                     /s/ Phillip A. Spangler
     ------------------------------         ---------------------------------
                                                    Phillip A. Spangler
                                              Vice President and Treasurer