Form 10-K
period 1994-12-31
YELLOW CORP
filed 1995-03-28
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(Mark One)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to _______________________

Commission file number 0-12255

                               YELLOW CORPORATION
            (Exact name of registrant as specified in its charter)

              Delaware                                    48-0948788
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

    10777 Barkley, P.O. Box 7563, Overland Park, Kansas           66207
     (Address of principal executive offices)                   (Zip Code)

     Registrant's telephone number, including area code:  (913) 967-4300

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

                               Yes  X      No ___

The aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 1995 was $593,736,208.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at February 28, 1995
 Common Stock, $1 Par Value                          28,105,856 shares


                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Form 10-K:
        1)  1994 Annual Report to Shareholders - Parts II and IV
        2)  Proxy Statement dated March 10, 1995 - Part III

                               Yellow Corporation
                                   Form 10-K
                          Year Ended December 31, 1994



                                     Index


                                PART I
                                ------
Item                                                                       Page
- ----                                                                       ----
   1.    Business                                                              3
   2.    Properties                                                            6
   3.    Legal Proceedings                                                     7
   4.    Submission of Matters to a Vote of Security Holders                   7
          Executive Officers of the Registrant (Unnumbered Item)               7

                                PART II
                                -------

   5.    Market for the Registrant's Common Stock and Related
          Stockholder Matters                                                  9
   6.    Selected Financial Data                                               9
   7.    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  9
   8.    Financial Statements and Supplementary Data                           9
   9.    Disagreements on Accounting and Financial Disclosure                  9

                                PART III
                                --------

  10.    Directors and Executive Officers of the Registrant                   10
  11.    Executive Compensation                                               10
  12.    Security Ownership of Certain Beneficial Owners and
          Management                                                          10
  13.    Certain Relationships and Related Transactions                       10

                                PART IV
                                -------

  14.    Exhibits, Financial Statement Schedule and Reports
          on Form 8-K                                                         11

Report of Independent Public Accountants on Financial
 Statement Schedule                                                           13

Financial Statement Schedule                                                  14

Signatures                                                                    15

1994 Annual Report to Shareholders                                        Exhibit (13)

Consent of Independent Public Accountants                                 Exhibit (24)

                                     PART I

Item 1.       Business.

(a) Yellow Corporation and its wholly-owned subsidiaries are collectively referred to as "the company". The company provides transportation services primarily to the less-than-truckload (LTL) market throughout North America. There were no material changes in the method of conducting business by the company in 1994. However, in November 1994 the company acquired Johnson's Freighlines (renamed WestEx), a Phoneix, AZ-based regional carrier with annual revenue of approximately $17 million. Additionally, the company's subsidiaries expanded geographically and improved their service offerings during the year as described below.

(b) The operation of the company is conducted through one predominant industry segment, which is the interstate transportation of general commodity freight, primarily LTL, by motor vehicle.

(c) Yellow Corporation is a holding company providing freight transportation services through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Preston Trucking Company, Inc. (Preston Trucking), Saia Motor Freight Line, Inc. (Saia), CSI/Reeves, Inc. (CSI/Reeves), WestEx, Inc. (WestEx), Yellow Logistics Services, Inc. (Yellow Logistics) and Yellow Technology Services, Inc. (Yellow Technology). The company employed an average of 33,400 persons in 1994.

       Yellow Freight, the company's principal subsidiary, had operating revenue of $2.221 billion in 1994 (77% of the company's total revenue) and is based in Overland Park, Kansas. It is the nation's largest provider of LTL transportation services with direct service to over 35,000 points in all 50 states, Puerto Rico, Canada and Mexico. Yellow Freight services Europe via an alliance with The Royal Frans Maas Group based in the Netherlands.

       Preston Trucking is primarily a regional LTL carrier serving the Northeast and upper Midwest markets of the United States. Preston Trucking had operating revenue of $417 million in 1994 (15% of the company's total revenue) and is headquartered in Preston, Maryland.

       Saia is a regional LTL carrier that provides overnight and second-day service in nine Southeastern states. It had operating revenue of $138 million in 1994 and is based in Houma, Louisiana. Effective January 1, 1995, Smalley Transportation Company (Smalley), an affiliated company, was merged into Saia. Smalley was a regional carrier providing service to customers in Georgia and throughout Florida, with operating revenue of $40 million in 1994.

       CSI/Reeves is in the business of transporting, warehousing and distributing carpet and related products. It had operating revenue of $36 million in 1994 and is based in Calhoun, Georgia.

       WestEx, formerly Johnson's Freightlines, was acquired in November 1994. This regional LTL carrier provides mostly overnight service to the states of Arizona, New Mexico and parts of Texas and Nevada and is based in Phoenix, Arizonia.

       Yellow Logistics offers integrated logistics management services including transportation management, warehousing, information systems, distribution, package design and testing. Its headquarters are in Overland Park, Kansas.

Yellow Technology supports the company's subsidiaries - primarily Yellow Freight - with information technology. It ensures that information systems anticipate and meet customers' needs and that the systems are an integral part of the transportation process. Its headquarters are in Overland Park, Kansas.

The operations of the freight transportation companies are partially regulated by the Interstate Commerce Commission and state regulatory bodies. As a result of the passage of the Trucking Industry Regulatory Reform Act of 1994, the entry and rates for the intrastate operations of all transportation companies became deregulated January 1, 1995. Competition includes contract motor carriers, private fleets, railroads and other motor carriers. No single carrier has a dominant share of the motor freight market.

The company operates in a highly price-sensitive and competitive industry, making pricing, customer service and cost control major competitive factors. Traditionally, rate increases have been implemented to offset increases in labor and other operating costs. The motor carrier subsidiaries have implemented rate increases of between four and five percent during the first quarter of 1994 to cover increases in operating costs. The full impact of rate increases is not realized immediately as a result of pricing that is on a contract basis and can only be increased when the contract is renewed or renegotiated. A relatively stable pricing environment enabled the company to retain most of the 1994 rate increases. The company's subsidiaries are continuing to work toward improved account profitability and maintaining pricing stability. The motor carrier subsidiaries have implemented rate increases of between four and five percent during the first quarter of 1995 to cover increases in operating costs.

The company's strategy focuses on introducing new customer services, improving existing services and providing service to new markets. The company strives to control operating costs by maintaining efficient operations, optimum capacity utilization and strict budgetary controls. Increased technology investments are expected to reduce costs and increase productivity while providing improved information benefits for customers.

Two events materially impacted Yellow Freight's operating results in 1994. In the first quarter, severe winter weather caused significant business disruptions and higher operating expenses. In April, Yellow Freight experienced a 24-day national labor strike by the International Brotherhood of Teamsters (Teamsters). During this period, virtually no revenue was generated to cover fixed and general/administrative costs. This resulted in a six percent decrease in revenue in 1994 compared to 1993. The impact of decreased tonnage and number of shipments handled was partially offset by price increases and a stable pricing environment. However, a new four-year labor contract was reached which provides Yellow Freight greater operational flexibility while giving Teamster employees increased wages, benefits and job security. The increased flexibility means that Yellow Freight has the ability to lower operating costs by gaining the right to use more rail transportation and dock casual workers whose rate of pay is fixed during the contract. In return, the carriers agreed to a 14% increase in wages and benefits over the four-year contract term.

Yellow Freight's salaries, wages and employees' benefits expense as a percentage of revenue was essentially the same in 1994 and 1993. Slightly lower employee levels were offset by wage and benefit increases of approximately three percent effective

April 1 under the new labor agreement. In the third quarter, Yellow Freight implemented a change of linehaul operations, which allows substantially more freight to be transported via rail. This change, which was made possible by the new labor agreement, is expected to hold down operating costs, reduce capital expenditures for revenue equipment and improve service for customers. Purchased transportation costs were higher in 1994 as a result of this increased rail usage in the third and fourth quarters. With business near pre-strike levels, a stable pricing environment, and a new four-year labor agreement which will help reduce costs and improve efficiency, Yellow Freight expects improved operating performance in 1995.

Preston Trucking had an annualized revenue increase of five percent in 1994 compared to 1993. However, their operating margin deteriorated slightly during the year as a result of severe winter weather in the Northeast during the first quarter, the impact of the second quarter strike and shipper uncertainty concerning approval of the wage reduction agreement described below. Preston Trucking saw a dramatic increase in revenue during the second quarter of 1994 when employees returned to work under an interim agreement with the Teamsters after only six days on strike. The increased business adversely affected service performance and costs, reducing profitability in the latter part of the second quarter and into the third quarter. In mid-1994, the Teamster employees of Preston Trucking approved a plan to reduce wages in return for a share of profits if certain operating results are achieved. The plan lessens pay by seven percent from standard wages under the new contract until April 1, 1995 and by five percent until April 1, 1996 when pay levels return to standard contract wages. This plan replaced a one year, nine percent wage reduction approved in March 1993, shortly after Preston Trucking was acquired by the company.

Preston Trucking achieved significant service improvements in the fourth quarter through the implementation of a new regional concept featuring a 170-door distribution center near Cleveland, Ohio. Called the SuperRegion, it provides reduced transit times and superior service across an expanded geographic area. This service began attracting new revenue during the quarter. Preston Trucking plans to continue to leverage its new SuperRegion concept and expects improvement in both revenue growth and operating profit. Revenue growth, improved service and improved productivity are expected to produce benefits in excess of the phase down of the wage reduction agreement.

In 1994 Saia maintained an operating margin similar to 1993 while expanding geographically in Texas, Tennessee and Georgia. Start up costs for these expansions burdened 1994 operating expenses while the full revenue benefits will not be realized until 1995 and subsequent years. Saia achieved an annualized revenue increase of 15% in 1994 compared to 1993 due to growth and second quarter benefits from the labor strike. Smalley experienced improvement in controlling its operating costs in 1994, while achieving four percent revenue growth and absorbing some merger-related costs. Effective January 1, 1995, Smalley was merged into Saia to offer customers more comprehensive regional coverage and to reduce costs. Merger-related costs in 1994 are estimated to have negatively impacted Saia and Smalley's operating expenses by $1 million. Saia, following the completion of its merger with Smalley anticipates strong revenue growth by expanding both within and outside of their present service area. Expansion costs and pricing pressures related to the deregulation of intrastate operations may have some negative impact on operating performance in 1995. However, benefits are expected from cost savings as a result of the merger and revenue opportunities from the 1994 and 1995 expansions, including access to new intrastate markets.

The operations of the company are generally funded by cash flows generated from operating activities except in periods of accelerated capital spending. The company requires working capital to fund capital expenditures and pay shareholder dividends. The rapid turnover of accounts receivable, effective cash management and ready access to credit provided by commercial paper, medium-term notes and flexible banking agreements allows the company to effectively manage its working capital. Additionally, the company maintains credit availability under a $100 million credit agreement to support the commercial paper program and provide additional borrowing capacity. Total debt increased by $21 million in 1994, primarily due to a higher level of capital expenditures and the impact on cash flow of lower earnings. Commercial paper borrowings and medium-term note issuances were used to meet these cash needs and scheduled maturities of other debt. It is anticipated that 1995 capital expenditures and shareholder dividends will be primarily financed through internally-generated funds and to a lesser extent external borrowings.



Item 2.       Properties.

At December 31, 1994, the company operated 671 freight terminals located in 50 states, Puerto Rico, parts of Canada and Mexico. Of this total, 314 were owned terminals and 357 were leased, generally for terms of three years or less. The number of vehicle back-in doors totaled 19,534, of which 14,846 were at owned terminals and 4,688 were at leased terminals. The freight terminals vary in size ranging from one to three doors at small local terminals, up to 304 doors at Yellow Freight's largest consolidation and distribution terminal. Substantially all of the larger terminals, containing the greatest number of doors, are owned. In addition, the company and most of its subsidiaries own and occupy general office buildings in their headquarters city.

At December 31, 1994, the company's subsidiaries operated the following number of linehaul units: tractors - 5,367, 45' and 48' trailers - 6,465, and 27' and 28' trailers - 33,873. The number of city units operated were: trucks and tractors - 8,362 and trailers - 5,775.

The above facilities and equipment are used in the company's predominant industry, the interstate transportation of general commodity freight. The company expects moderate growth in 1995 and has projected no significant changes to its operational capacity. Projected net capital expenditures for 1995 are $175 million. Facility expenditures of $25 million will target maintenance and expansion of existing locations and the construction or purchase of new locations to improve efficiency and enter new markets in selected areas. Revenue equipment expenditures of $85 million are estimated to consist mostly of replacement units, similar to 1994. The anticipated increase in rail use by Yellow Freight for 1995 resulted in lower projected revenue equipment expenditures. There is expected to be an even split in revenue equipment expenditures between Yellow Freight and the regional companies as a group for 1995. Other operating property expenditures of $65 million are primarily for improving efficiency through technological enhancements and advanced information systems.

Item 3.       Legal Proceedings.

The information set forth under the caption "Commitments and Contingencies" in the Notes to Consolidated Financial Statements on page 31 of the registrant's Annual Report to Shareholders for the year ended December 31, 1994, is incorporated by reference under Item 14 herein.


Item 4.       Submission of Matters to a Vote of Security Holders.

None.



Executive Officers of the Registrant

The names, ages and positions of the executive officers of the company as of March 20, 1995 are listed below. Officers are appointed annually by the Board of Directors at their meeting which immediately follows the annual meeting of shareholders.


          Name                        Age                        Position(s) Held
          ----                        ---                        ----------------
George E. Powell III                  46        Chief Executive Officer of the company (since
                                                July 1990); President of the company (since
                                                October 1987); President of Yellow Freight
                                                System, Inc. (Yellow Freight), a subsidiary
                                                of the company (prior to May 1992)

M. Reid Armstrong                     57        President of Yellow Freight (since May 1992);
                                                Executive Vice President of the company and of
                                                Yellow Freight (December 1991 - May 1992);
                                                Senior Vice President (prior to December 1991)

Robert L. Bostick                     54        Senior Vice President - Operations for Yellow
                                                Freight (since October 1992); Vice President -
                                                Operations (May 1992 - October 1992); Vice
                                                President - Transportation and Safety (April
                                                1991 - May 1992); Vice President - Linehaul
                                                Operations (prior to April 1992)

Robert W. Burdick                     52        Senior Vice President - Corporate Development/
                                                Public Affairs of the company (since April 1993);
                                                Senior Vice President - Marketing of Yellow
                                                Freight (prior to April 1993)

J. Michael Golden                     47        Vice President - Taxation of the company (since
                                                January 1986); Vice President - Taxation of Yellow
                                                Freight (prior to May 1992)

J. Kevin Grimsley                     47        Senior Vice President - Marketing/Sales of Yellow
                                                Freight (since January 1994); Vice President -
                                                Marketing of Yellow Freight (April 1993 -
                                                January 1994); Division Vice President of Yellow
                                                Freight (prior to April 1993)

          Name                        Age                        Position(s) Held
          ----                        ---                        ----------------
William F. Martin, Jr.                47        Senior Vice President - Legal/Corporate Secretary
                                                of the company (since December 1993); Vice
                                                President and Secretary of the company
                                                (October 1991 - December 1993); Vice President
                                                and Secretary of Yellow Freight (October 1991 -
                                                May 1992); Vice President and Assistant
                                                Secretary of the company and Yellow Freight
                                                (prior to October 1991)

Gail A. Parris                        43        Senior Vice President - Administration of Yellow
                                                Freight (since April 1993); Vice President -
                                                Controller of Yellow Freight (prior to April 1993)

Phillip A. Spangler                   54        Vice President and Treasurer of the company
                                                (since 1984); Vice President and Treasurer of
                                                Yellow Freight (prior to May 1992)

Leo H. Suggs                          55        President of Preston Corporation, a subsidiary of
                                                the company (since February 1993); Senior
                                                Vice President - Corporate Development of the
                                                company (November 1992 - February 1993); Senior
                                                Vice President - Operations Administration of
                                                Yellow Freight (December 1991 - November 1992); Vice
                                                President - Operations Administration (June 1991 -
                                                December 1991); Vice President - Quality and
                                                Labor Relations (prior to June 1991)

H. A. Trucksess, III                  45        Senior Vice President - Finance and Chief Financial
                                                Officer of the company (since June 1994); Vice
                                                President and Chief Financial Officer of Preston
                                                Corporation (June 1992 - June 1994); Senior Vice
                                                President, Chief Operating Officer and Chief
                                                Financial Officer of JTL Holding Company (prior to
                                                July 1991)


The terms of each officer of the company designated above are scheduled to expire April 19, 1995. The terms of each officer of the subsidiary companies are scheduled to expire on the date of the next annual meeting of shareholders of that company. No family relationships exist between any of the executive officers named above.

                                    PART II


Item 5.       Market for the Registrant's Common Stock and Related Stockholder
              Matters.

The information set forth under the caption "Common Stock" on page 33 of the registrant's Annual Report to Shareholders for the year ended December 31, 1994, is incorporated by reference under Item 14 herein.


Item 6.       Selected Financial Data.

The information set forth under the caption "Financial Summary" on pages 18 and 19 of the registrant's Annual Report to Shareholders for the year ended December 31, 1994, is incorporated by reference under Item 14 herein.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 14 through 17 of the registrant's Annual Report to Shareholders for the year ended December 31, 1994, is incorporated by reference under Item 14 herein.


Item 8.       Financial Statements and Supplementary Data.

The financial statements and supplementary information, appearing on pages 20 through 33 of the registrant's Annual Report to Shareholders for the year ended December 31, 1994, are incorporated by reference under Item 14 herein.


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


Item 14.      Exhibits, Financial Statement Schedule, and Reports on Form 8-K.


(a)    (1)  Financial Statements

       The following information appearing in the 1994 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report as Exhibit (13):

                                                                                               Page
                                                                                               ----
       Management's Discussion and Analysis of
        Financial Condition and Results of Operations                                          14-17
       Financial Summary                                                                       18-19
       Consolidated Financial Statements                                                       20-32
       Report of Independent Public Accountants                                                  32
       Quarterly Financial Information                                                           33
       Common Stock                                                                              33


       With the exception of the aforementioned information, the 1994 Annual Report to Shareholders is not deemed filed as part of this report. Financial statements other than those listed are omitted for the reason that they are not required or are not applicable. The following additional financial data should be read in conjunction with the consolidated financial statements in such 1994 Annual Report to Shareholders.


(a)    (2)  Financial Statement Schedule

                                                                                               Page
                                                                                               ----
       Report of Independent Public Accountants on
        Financial Statement Schedule                                                              13

       For the years ended December 31, 1994, 1993 and 1992:


       Schedule II                Valuation and Qualifying Accounts                               14


       Schedules other than those listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a)    (3)  Exhibits

       (13) - 1994 Annual Report to Shareholders.
       (24) - Consent of Independent Public Accountants.
       (27) - Financial Data Schedule (for SEC use only).

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


       On March 14, 1995, a Form 8-K was filed under Item 5, Other Events, which reported that the company announced on March 9, 1995, that based on business activity in January and February, it expects to report near break-even results for the first quarter ended March 31, 1995. Comparatively, the company had a net loss for the first quarter of 1994 of $6.4 million, or $.23 per share.

       Yellow Freight System, the company's largest subsidiary, is expected to report an improvement in profitability over the prior year's quarter due to the benefits of improved weather. However, this gain will be partially offset by some softening in seasonally adjusted business levels relative to fourth quarter trends. Yellow Freight also incurrd additional costs in the current quarter related to achieving new highs in on-time service performance.

       Preston Trucking Company expects to show significant improvement year-to-year with break-even operating results for the current quarter compared to an operating loss of $5.8 million in 1994's first quarter. Improved weather and benefits from its SuperRegion offering contributed to Preston Trucking's recovery.


       On March 21, 1995, a Form 8-K was filed under Item 5, Other Events, which reported that the company announced on March 14, 1995, that its Board of Directors voted not to renew the company's Share Purchase Rights Plan upon the Plan's scheduled expiration in 1996. The Plan is commonly known as a "Poison Pill" and was intended to deter abusive takeover tactics. The decision was made in response to general criticism of such plans from large institutional shareholders. Additionally, the takeover environment has changed significantly since the Plan was implemented in 1986 and the risk that the company could be the target of abusive takeover tactics is substantially reduced.

                          Report of Independent Public
                  Accountants on Financial Statement Schedule





To the Shareholders of Yellow Corporation:

       We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Yellow Corporation and Subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                                             ARTHUR ANDERSEN LLP




Kansas City, Missouri,
January 31, 1995

                                                                     Schedule II

                      Yellow Corporation and Subsidiaries
                       Valuation and Qualifying Accounts
              For the Years Ended December 31, 1994, 1993 and 1992



- ---------------------------------------------------------------------------------------------------------------------
|               COL. A            |    COL. B    |             COL. C               |     COL. D   |     COL. E     |
|                                 |              |                                  |              |                |
- ---------------------------------------------------------------------------------------------------------------------
|                                 |              |                                  |              |                |
|                                 |              |            Additions             |              |                |
|                                 |              |     ---------------------        |              |                |
|                                 |   Balance,   |                                  |              |    Balance,    |
|                                 |              |      -1-      |       -2-        |  Deductions- |                |
|               Description       |  Beginning   |               |                  |              |     End Of     |
|                                 |              |  Charged To   |   Charged To     |    Describe  |                |
|                                 |  Of Period   |               |                  |              |     Period     |
|                                 |              |   Costs And   | Other Accounts-  |       (2)    |                |
|                                 |              |               |                  |              |                |
|                                 |              |   Expenses    |   Describe       |              |                |
|                                 |              |               |                  |              |                |
- ---------------------------------------------------------------------------------------------------------------------

                                                                    (In Thousands)
Year ended December 31, 1994:
- ----------------------------
Deducted from asset account -
 Allowance for uncollectible
 accounts                             $10,674          $9,375           $    -        $6,967          $13,082
                                      =======          ======           ======        ======          =======




Year ended December 31, 1993:
- ----------------------------
Deducted from asset account-
 Allowance for uncollectible
 accounts                             $ 8,558          $8,521           $2,504 (1)    $8,909          $10,674
                                      =======          ======           ======        ======          =======




Year ended December 31, 1992:
- ----------------------------
Deducted from asset account-
 Allowance for uncollectible
 accounts                             $ 8,299          $6,149           $    -         $5,890         $ 8,558
                                      =======          ======           ======         ======         =======





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

                                              Yellow Corporation


                                        BY:      /s/ George E. Powell III
                                              George E. Powell III
March 24, 1995                                President, Chief Executive Officer
                                              and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   /s/ H. A. Trucksess, III           Senior Vice President -                               March 24, 1995
- -----------------------------         Finance and Chief Financial
       H. A. Trucksess, III           Officer


   /s/ Phillip A. Spangler            Vice President and Treasurer                          March 24, 1995
- ----------------------------
       Phillip A. Spangler



   /s/ George E. Powell, Jr.          Chairman of the Board                                 March 24, 1995
- ----------------------------          of Directors
       George E. Powell, Jr.



   /s/ M. Reid Armstrong              Director                                              March 24, 1995
- ----------------------------
       M. Reid Armstrong



   /s/ David H. Hughes                Director                                              March 24, 1995
- ---------------------------
     David H. Hughes



   /s/ John C. McKelvey               Director                                              March 24, 1995
- ----------------------------
       John C. McKelvey