Form 10-Q
period 1995-03-31
YELLOW CORP
filed 1995-05-09
CIK 716006

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

Commission file number 0-12255
                       -------

                               YELLOW CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                       48-0948788
- ----------------------------------              --------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)


10777 Barkley, P.O. Box 7563, Overland Park, Kansas              66207
- ---------------------------------------------------            ---------
    (Address of principal executive offices)                  (Zip Code)

                                (913) 967-4300
                                --------------
             (Registrant's telephone number, including area code)

                                 No changes.
   -------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                               Outstanding at April 30, 1995
                -----                               -----------------------------
    Common Stock, $1 Par Value                            28,105,856 shares


                              YELLOW CORPORATION


                                     INDEX




Item                                                                                                     Page
- ----                                                                                                     ----
                                                                     PART I
                                                                     ------
 1.    Financial Statements

          Consolidated Balance Sheets -
              March 31, 1995 and December 31, 1994                                                           3

          Statements of Consolidated Income -
              Three Months Ended March 31, 1995 and 1994                                                     4

          Statements of Consolidated Cash Flows -
              Three Months Ended March 31, 1995 and 1994                                                     5

          Notes to Consolidated Financial Statements                                                         6

 2.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                                                        6



                                                                     PART II
                                                                     -------
 4.    Submission of Matters to a Vote of Security Holders                                                   8

 6.    Exhibits and Reports on Form 8-K                                                                      8

 Signatures                                                                                                  8

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                      Yellow Corporation and Subsidiaries
                      March 31, 1995 and December 31, 1994
                    (Amounts in thousands except share data)
                                  (Unaudited)

                                                                   March 31                 December 31
                                                                       1995                        1994
                                                                 ----------                  ----------
ASSETS
CURRENT ASSETS:
     Cash                                                        $   18,297                  $   17,613
     Short-term investments                                           7,238                       7,305
     Accounts receivable                                            325,045                     295,332
     Other current assets                                            89,448                      83,107
                                                                 ----------                  ----------
         Total current assets                                       440,028                     403,357
                                                                 ----------                  ----------

OPERATING PROPERTY:
     Cost                                                         1,897,017                   1,866,565
     Less - Accumulated depreciation                              1,005,237                     989,281
                                                                 ----------                  ----------
         Net operating property                                     891,780                     877,284
                                                                 ----------                  ----------

OTHER ASSETS                                                         26,616                      26,580
                                                                 ----------                  ----------

                                                                 $1,358,424                  $1,307,221
                                                                 ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                            $  106,886                  $  118,412
     Wages and employees' benefits                                  134,260                     118,364
     Other current liabilities                                      137,330                     131,474
     Current maturities of long-term debt                             7,708                       7,741
                                                                 ----------                  ----------
         Total current liabilities                                  386,184                     375,991
                                                                 ----------                  ----------

OTHER LIABILITIES:
     Long-term debt                                                 278,299                     240,019
     Deferred income taxes                                           54,990                      54,481
     Claims, insurance and other                                    181,753                     175,887
                                                                 ----------                  ----------
         Total other liabilities                                    515,042                     470,387
                                                                 ----------                  ----------

SHAREHOLDERS' EQUITY:
     Common stock, $1 par value                                      28,858                      28,858
     Capital surplus                                                  6,678                       6,678
     Retained earnings                                              444,242                     447,887
     Shares held by Stock Sharing Plan                               (4,961)                     (4,961)
     Treasury stock                                                 (17,619)                    (17,619)
                                                                 ----------                  ----------
         Total shareholders' equity                                 457,198                     460,843
                                                                 ----------                  ----------

                                                                 $1,358,424                  $1,307,221
                                                                 ==========                  ==========


The accompanying notes are an integral part of these statements.

                       STATEMENTS OF CONSOLIDATED INCOME
                      Yellow Corporation and Subsidiaries
               For the Three Months Ended March 31, 1995 and 1994
                  (Amounts in thousands except per share data)
                                  (Unaudited)


                                                                                           1995                1994
                                                                                       ---------           ---------
OPERATING REVENUE                                                                      $ 764,998           $ 748,159
                                                                                       ---------           ---------

OPERATING EXPENSES:
     Salaries, wages and employees' benefits                                             502,097             506,710
     Operating expenses and supplies                                                     115,838             114,903
     Operating taxes and licenses                                                         28,959              29,769
     Claims and insurance                                                                 20,414              22,627
     Communications and utilities                                                         11,469              10,939
     Depreciation                                                                         34,106              33,523
     Purchased transportation                                                             43,514              34,106
                                                                                       ---------           ---------
         Total operating expenses                                                        756,397             752,577
                                                                                       ---------           ---------
INCOME (LOSS) FROM OPERATIONS                                                              8,601              (4,418)
                                                                                       ---------           ---------
NONOPERATING (INCOME) EXPENSES:
     Interest expense                                                                      5,057               4,524
     Other, net                                                                           (2,282)                (32)
                                                                                       ---------           ---------
         Nonoperating expenses, net                                                        2,775               4,492
                                                                                       ---------           ---------
INCOME (LOSS) BEFORE INCOME TAXES                                                          5,826              (8,910)

INCOME TAX PROVISION (BENEFIT)                                                             2,628              (2,526)
                                                                                       ---------           ---------

NET INCOME (LOSS)                                                                      $   3,198           $  (6,384)
                                                                                       =========           =========

AVERAGE COMMON SHARES OUTSTANDING                                                         28,106              28,105
                                                                                       =========           =========

EARNINGS (LOSS) PER SHARE                                                              $     .11           $    (.23)
                                                                                       =========           =========



The accompanying notes are an integral part of these statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                      Yellow Corporation and Subsidiaries
               For the Three Months Ended March 31, 1995 and 1994
                             (Amounts in thousands)
                                  (Unaudited)





                                                                                        1995                 1994
                                                                                   ---------            ---------
OPERATING ACTIVITIES:
         Net cash from operating activities                                        $   6,019            $  39,708
                                                                                   ---------            ---------

INVESTING ACTIVITIES:
    Acquisition of operating property                                                (54,006)             (64,257)
    Proceeds from disposal of operating property                                       7,019                2,770
    Purchases of short-term investments                                               (2,959)              (2,168)
    Proceeds from maturities of short-term investments                                 3,026                2,404
                                                                                   ---------            ---------
         Net cash used in investing activities                                       (46,920)             (61,251)
                                                                                   ---------            ---------
FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                               -               14,000
    Repayment of long-term debt                                                         (662)              (1,561)
    Commercial paper borrowings, net                                                  38,852               14,936
    Proceeds from unsecured bank credit lines, net                                    10,000                    -
    Cash dividends paid to shareholders                                               (6,605)              (6,604)
    Other, net                                                                             -                  111
                                                                                   ---------            ---------
         Net cash from financing activities                                           41,585               20,882
                                                                                   ---------            ----------
NET INCREASE (DECREASE) IN CASH                                                          684                 (661)

CASH, BEGINNING OF PERIOD                                                             17,613               13,937
                                                                                   ---------            ---------

CASH, END OF PERIOD                                                                $  18,297            $  13,276
                                                                                   =========            =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                                               $   3,647            $   1,587
                                                                                   =========            =========

   Interest paid                                                                   $   2,173            $   1,683
                                                                                   =========            =========

The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Yellow Corporation and Subsidiaries

1. The accompanying consolidated financial statements include the accounts of Yellow Corporation and its wholly-owned subsidiaries (the company) and have been prepared by the company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the results of operations for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the company's 1994 Annual Report to Shareholders.

2. The company provides freight transportation services through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Preston Trucking Company, Inc. (Preston Trucking), Saia Motor Freight Line, Inc.
       (Saia), CSI/Reeves, Inc. (CSI/Reeves), WestEx, Inc. (WestEx) and Yellow Logistics Services, Inc. (Yellow Logistics). Yellow Technology Services, Inc. (Yellow Technology) supports the company's subsidiaries - primarily Yellow Freight - with information technology. Yellow Freight, the company's principal subsidiary, comprises approximately 77% of total revenue while Preston Trucking comprises approximately 14% and Saia comprises approximately 6%.




Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations

FINANCIAL CONDITION

                 March 31, 1995 Compared to December 31, 1994

Working capital increased by $26.4 million during the first three months of 1995, resulting in a $53.8 million positive working capital position at March 31, 1995. The increase is primarily due to growth in accounts receivable which grew at a faster rate than revenue during the quarter.

The company increased its total debt level by $48.2 million in the first quarter of 1995 compared to that of December 31, 1994 with borrowings from commercial paper and unsecured bank credit lines. These borrowings were used to fund capital expenditures during the quarter as accounts receivable growth mostly offset cash flows from other operating activities. Most of the capital expenditures were for revenue equipment at Yellow Freight. It is anticipated that the remaining capital expenditures for 1995 will be financed through internally-generated funds and additional borrowings. In response to weaker business levels at Yellow Freight, 1995 net capital expenditures have been reduced from $175 million to $146 million.

The Board of Directors of the company declared a quarterly dividend of $.235 per share of common stock on April 19, 1995, payable on May 15 to shareholders of record on May 1.

RESULTS OF OPERATIONS

            Comparison of Three Months Ended March 31, 1995 and 1994

Operating revenue for the company was $765.0 million in the first quarter of 1995, an increase of 2.3% compared to $748.2 million in the same quarter last year. Net income for the quarter was $3.2 million, or $.11 per share, a significant improvement over the net loss of $6.4 million, or $.23 per share, recorded in the first quarter of 1994. Mainly due to lower expenses, March results were better than expected, partially offsetting lower levels of profitability in January and February. The March improvement caused the quarterly earnings to be somewhat better than the break-even expectation announced on March 9. The net loss in last year's first quarter was primarily due to severe winter weather experienced during that period.

Yellow Freight recorded operating income of $9.1 million in the current quarter, substantially higher than the $1.7 million in the first quarter last year. Operating revenue for the first quarter was $592.0 million, down .8% from $596.6 million last year. Total tonnage was down 2.2% compared to the first quarter of 1994, primarily as a result of a decreased number of shipments handled. This softening in business levels reflects a slowing economy as well as ongoing competitive pressures.

During the quarter the employees of Yellow Freight again proved their ability to provide added value for their customers by achieving record levels in on-time service. With continued improvement in its terminal network and operating processes, Yellow Freight will accelerate and expand its penetration into the second day service markets. Yellow Freight remains committed to continuing high levels of customer service and maintaining stable pricing management.

Preston Trucking had significantly improved operating performance, recording its second consecutive profitable quarter. Operating revenue for the first quarter was $103.4 million, a 2.6% increase compared to $100.7 million in the first quarter last year. Expenses were managed well and margins improved considerably in March. Operating income was $1.7 million, or an operating ratio of 98.4 compared to an operating loss of $5.8 million with an operating ratio of 105.7 in the first quarter of 1994. Preston Trucking benefited from mild winter weather this year, improved expense controls and positive customer response to its improved operations and service. On-time reliability reached 98% in March while the new Super Region has reduced overall transit times by 11% since its initiation in October 1994.

Saia experienced strong revenue growth of 20.2% in the first quarter reaching $49.2 million compared to $41.0 million last year as it continues to increase market penetration in its current nine state service territory. Operating income was essentially flat at $2.7 million for the first quarter of 1995 with an operating ratio of 94.6 compared to 93.8 in the first quarter of 1994. Expansion costs negatively impacted the operating ratio in the current quarter. Additional revenue growth will come from Saia's expansion into North and South Carolina this summer, further adding to the most comprehensive coverage in the region.

WestEx, the company's newest subsidiary, is also expanding its operation with the opening of its first California terminal April 3 in the Los Angeles area. Full coverage of California will be in place by the end of this summer.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)      Annual Meeting on April 19, 1995.

(b) A stockholder proposal for confidential voting on matters submitted for stockholder vote and the appointment of independent inspectors of election was voted on and approved at the meeting. Affirmative votes:
         11,744,831,   Negative votes:  9,732,298,   Abstention votes:
         153,299.


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

                                                 YELLOW CORPORATION
                                          --------------------------------
                                                     Registrant

Date:         May 9, 1995                      /s/ H. A. Trucksess, III
     -------------------------            --------------------------------
                                                   H. A. Trucksess, III
                                           Senior Vice President - Finance


Date:         May 9, 1995                     /s/ Phillip A. Spangler
     -------------------------            --------------------------------
                                                  Phillip A. Spangler
                                            Vice President and Treasurer