Form 10-Q
period 1995-06-30
YELLOW CORP
filed 1995-08-10
CIK 716006

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                -----------------     ----------------

Commission file number 0-12255


                               YELLOW CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                   48-0948788
 -------------------------------             -------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

 10777 Barkley, P.O. Box 7563, Overland Park, Kansas       66207
----------------------------------------------------     ----------
     (Address of principal executive offices)            (Zip Code)

                                 (913) 967-4300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                  No Changes
    ---------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X       No
                                  ---         ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at July 31, 1995
                 -----                         ----------------------------
      Common Stock, $1 Par Value                    28,105,829 shares

                               YELLOW CORPORATION


                                    INDEX

Item                                                                                         Page
----                                                                                         ----
                                                     PART I
                                                     ------
1.  Financial Statements

    Consolidated Balance Sheets -
      June 30, 1995 and December 31, 1994                                                      3

    Statements of Consolidated Income -
      Three Months and Six Months Ended June 30, 1995 and 1994                                 4

    Statements of Consolidated Cash Flows -
      Six Months Ended June 30, 1995 and 1994                                                  5

    Notes to Consolidated Financial Statements                                                 6

2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations                                            6





                                                     PART II
                                                     -------

6.  Exhibits and Reports on Form 8-K                                                           9

Signatures                                                                                     9

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                      Yellow Corporation and Subsidiaries
                      June 30, 1995 and December 31, 1994
                    (Amounts in thousands except share data)
                                  (Unaudited)

                                                                                June 30              December 31
                                                                                   1995                     1994
                                                                             ----------               ----------
ASSETS

CURRENT ASSETS:
    Cash                                                                     $   10,999               $   17,613
    Short-term investments                                                        7,392                    7,305
    Accounts receivable                                                         352,261                  295,332
    Other current assets                                                         91,297                   83,107
                                                                             ----------               ----------
         Total current assets                                                   461,949                  403,357
                                                                             ----------               ----------

OPERATING PROPERTY:
    Cost                                                                      1,928,841                1,866,565
    Less - Accumulated depreciation                                           1,025,482                  989,281
                                                                             ----------               ----------
         Net operating property                                                 903,359                  877,284
                                                                             ----------               ----------

OTHER ASSETS                                                                     26,865                   26,580
                                                                             ----------               ----------

                                                                             $1,392,173               $1,307,221
                                                                             ==========               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                         $  110,289               $  118,412
    Wages and employees' benefits                                               132,436                  118,364
    Other current liabilities                                                   119,095                  131,474
    Current maturities of long-term debt                                          2,395                    7,741
                                                                             ----------               ----------
         Total current liabilities                                              364,215                  375,991
                                                                             ----------               ----------

OTHER LIABILITIES:
    Long-term debt                                                              331,354                  240,019
    Deferred income taxes                                                        54,273                   54,481
    Claims, insurance and other                                                 185,355                  175,887
                                                                             ----------               ----------
         Total other liabilities                                                570,982                  470,387
                                                                             ----------               ----------

SHAREHOLDERS' EQUITY:
    Common stock, $1 par value                                                   28,858                   28,858
    Capital surplus                                                               6,678                    6,678
    Retained earnings                                                           439,060                  447,887
    Shares held by Stock Sharing Plan                                                 -                   (4,961)
    Treasury stock                                                              (17,620)                 (17,619)
                                                                             ----------               ----------
         Total shareholders' equity                                             456,976                  460,843
                                                                             ----------               ----------

                                                                             $1,392,173               $1,307,221
                                                                             ==========               ==========


The accompanying notes are an integral part of these statements.

                       STATEMENTS OF CONSOLIDATED INCOME
                      Yellow Corporation and Subsidiaries
                  For the Quarter and Six Months Ended June 30
                  (Amounts in thousands except per share data)
                                  (Unaudited)




                                                        Second Quarter                         Six Months
                                                      --------------------                -----------------------
                                                          1995             1994                 1995             1994
                                                      ---------       ---------          -----------       ----------
OPERATING REVENUE                                    $ 773,825        $ 592,211          $1,538,823        $1,340,370
                                                     ---------        ---------          ----------        ----------
OPERATING EXPENSES:
    Salaries, wages and benefits                       514,564          417,100           1,016,661           923,810
    Operating expenses and supplies                    117,900           95,057             233,738           209,960
    Operating taxes and licenses                        28,307           24,414              57,266            54,183
    Claims and insurance                                16,808           15,747              37,222            38,374
    Communications and utilities                        10,540            9,909              22,009            20,848
    Depreciation                                        33,773           33,264              67,879            66,787
    Purchased transportation                            46,067           26,769              89,581            60,875
                                                     ---------        ---------          ----------        ----------
         Total operating expenses                      767,959          622,260           1,524,356         1,374,837
                                                     ---------        ---------          ----------        ----------

INCOME (LOSS) FROM OPERATIONS                            5,866          (30,049)             14,467           (34,467)
                                                     ---------        ---------          ----------        ----------
NONOPERATING (INCOME) EXPENSES:
    Interest expense                                     5,720            4,719              10,777             9,243
    Other, net                                          (1,408)            (876)             (3,690)             (908)
                                                     ---------        ---------          ----------        ----------
         Nonoperating expenses, net                      4,312            3,843               7,087             8,335
                                                     ---------        ---------          ----------        ----------

INCOME (LOSS) BEFORE INCOME TAXES                        1,554          (33,892)              7,380           (42,802)

INCOME TAX PROVISION (BENEFIT)                             515          (12,016)              3,143           (14,542)
                                                     ---------        ---------          ----------        ----------

NET INCOME (LOSS)                                    $   1,039        $ (21,876)         $    4,237        $  (28,260)
                                                     =========        =========          ==========        ==========

AVERAGE COMMON SHARES OUTSTANDING                       28,106           28,108              28,106            28,106
                                                     =========        =========          ==========        ==========

EARNINGS (LOSS) PER SHARE                            $     .04        $    (.78)         $      .15        $    (1.01)
                                                     =========        =========          ==========        ==========



The accompanying notes are an integral part of these statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                      Yellow Corporation and Subsidiaries
                        For the Six Months Ended June 30
                             (Amounts in thousands)
                                  (Unaudited)




                                                                                        1995                 1994
                                                                                   ---------            ---------

OPERATING ACTIVITIES:
         Net cash from operating activities                                        $   7,043            $  50,903
                                                                                   ---------            ---------
INVESTING ACTIVITIES:
    Acquisition of operating property                                               (104,054)             (99,990)
    Proceeds from disposal of operating property                                      12,858                6,587
    Purchases of short-term investments                                               (5,335)              (3,836)
    Proceeds from maturities of short-term investments                                 5,248                4,724
                                                                                   ---------            ---------
         Net cash used in investing activities                                       (91,283)             (92,515)
                                                                                   ---------            ---------
FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                          37,000               14,000
    Repayment of long-term debt                                                      (16,700)              (2,896)
    Commercial paper borrowings, net                                                  70,537               44,842
    Cash dividends paid to shareholders                                              (13,210)             (13,208)
    Reduction of Stock Sharing Plan debt guarantee                                    (4,961)              (4,960)
    Shares allocated by Stock Sharing Plan                                             4,961                4,960
    Other, net                                                                            (1)                 111
                                                                                   ---------            ---------
         Net cash from financing activities                                           77,626               42,849
                                                                                   ---------            ----------
NET INCREASE (DECREASE) IN CASH                                                       (6,614)               1,237

CASH, BEGINNING OF PERIOD                                                             17,613               13,937
                                                                                   ---------            ---------
CASH, END OF PERIOD                                                                $  10,999            $  15,174
                                                                                   =========            =========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Income taxes paid                                                              $   5,789            $   1,654
                                                                                   =========            =========
    Interest paid                                                                  $   9,507            $   9,048
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

                  June 30, 1995 Compared to December 31, 1994

Working capital increased by $70.3 million during the first six months of 1995, resulting in a $97.7 million positive working capital position at June 30, 1995. The increase is primarily due to growth in accounts receivable, partially because of increased revenue levels at the end of the respective periods of comparison. Additionally, conversion to a new system for customer billing and stating contributed to the growth in days sales outstanding. The company expects to reverse the trend in days sales outstanding during the remainder of 1995 and early 1996.

The company increased its total debt level by $86.0 million in the first six months of 1995 compared to that of December 31, 1994 with borrowings from commercial paper and medium-term notes. These borrowings were used to fund capital expenditures as accounts receivable growth mostly offset cash flows from other operating activities. Most of the capital expenditures were for revenue equipment at Yellow Freight and Saia. It is anticipated that the remaining capital expenditures for 1995 will be financed through internally-generated funds and additional borrowings. Net capital expenditures for 1995 are estimated to be $140 million.

The company replaced its $100 million credit agreement during the second quarter. A new five year $200 million credit agreement with a group of eleven banks was established to support the commercial paper program and provide financing capacity for other corporate purposes. The new credit agreement also enabled the company to increase the authorized size of its commercial paper program to $150 million.

Given that price discounting and other adverse industry fundamentals are continuing as described below, the company expects to report a loss for the full year 1995. The extent of this loss, as well as profitability for 1996, is dependent upon improvement in pricing and other industry fundamentals. In view of this, the Board of Directors has decided to suspend the company's quarterly dividend. This action will be combined with increased cost reduction efforts, as well as cutbacks in planned capital expenditure levels.

Additionally, the company recently signed a Letter of Intent to sell CSI/Reeves, a provider of transportation and other services to the carpet and floor covering industry. This sale is consistent with the company's strategy of concentrating on its core businesses and will have no material impact on the company's financial results. The company expects this transaction to close prior to year end.



RESULTS OF OPERATIONS

            Comparison of Three Months Ended June 30, 1995 and 1994

Yellow Corporation operating revenue in the second quarter was $773.8 million, up 30.7% from the $592.2 million recorded in last year's strike-impacted second quarter. Excluding the impact of the strike, revenue was essentially flat.
Net income of $1.0 million, or $.04 per share, for the quarter compares to a loss of $21.9 million, or $.78 per share, in the same quarter last year. A 24-day strike by the International Brotherhood of Teamsters (Teamsters) in April 1994 against Yellow Freight severely depressed operating revenue and caused the large loss.

Yellow Freight recorded operating revenue of $595.3 million in the second quarter of 1995 compared to $420.1 million in the second quarter of 1994. Operating income for the current quarter was $8.0 million compared to an operating loss of $34.3 million in the same quarter last year. After adjusting for the strike impact in 1994, Yellow Freight's operating results showed a deterioration from the prior year. Wide-spread price discounting in the second quarter, compounded by continued slowing in the economy and competitive pressures, caused most of this decline. In addition, union wage and benefit increases effective April 1 negatively impacted expense levels.

Although tonnage at Yellow Freight was up 43.8% in this year's second quarter compared to last year's strike depressed second quarter, for the last two months of the quarter, total tonnage was up only 1.8% on a per day basis.

While the softness in business levels has reduced growth, Yellow Freight continues to move forward with improved service, reduced transit times and an ongoing emphasis on productivity. In July Yellow Freight announced Further Faster(TM), a transit time reduction program that will allow it to take one or more days off its service and 2-Day USA(TM) which provides broad two-day service for shipments within 500-700 miles. By August 1 Yellow Freight plans to deliver 40% of its freight within two days and 85% in three days or less.
These programs will increase costs in the short term but are expected to provide future business volume and profitability improvements.

Preston Trucking continues to expand the geographical coverage of its SuperRegion while on-time reliability remains extremely high. Operating revenue for the second quarter was $104.8 million, down 8.2% compared to $114.1 million in the second quarter last year. Preston Trucking saw a dramatic increase in revenue during the second quarter of 1994 as they returned to work under an interim agreement with the Teamsters after only six days on strike. The weak economy and pricing pressure resulted in a $1.3 million operating loss in the second quarter of 1995 compared to operating income of $2.5 million in the same quarter last year. In addition, union wage and benefit increases combined with a step-down in the wage reduction program netted a 5% increase in labor costs effective April 1.

Saia experienced solid revenue growth of 8.4% in this year's second quarter, reaching $51.3 million compared to $47.3 million in 1994 which benefited from the strike against the national carriers. Operating income was $2.7 million for the second quarter of 1995 compared to $5.4 million in the strike-benefited second quarter of 1994. Saia's expansion into the Carolinas is proceeding as planned with eight terminals opened at the end of July.


             Comparison of Six Months Ended June 30, 1995 and 1994

For the first half of 1995 operating revenue was $1.54 billion up from $1.34 billion in the first half of 1994. Excluding the impact of the strike in the second quarter of 1994, revenue was up only slightly. Net income for the first six months was $4.2 million, or $.15 per share, compared to a net loss of $28.3 million, or $1.01 per share, for the same period last year.

Yellow Freight recorded operating revenue of $1.19 billion in the first half of 1995 compared to $1.02 billion in the first half of 1994. Operating income for the first six months of 1995 was $17.1 million compared to an operating loss of $32.6 million in the same period last year. Price discounting in the second quarter, compounded by continued slowing in the economy and competitive pressures, as well as union wage and benefit increases effective April 1, resulted in the moderate operating income for the 1995 period. A 24-day Teamster strike in April 1994 caused the decreased operating revenue and large operating loss in the 1994 period.

Operating revenue for Preston Trucking in the first six months of 1995 was $208.1 million, down 3.1% compared to $214.8 million in 1994. The 1994 period contained benefits from additional business volume during the strike as described above. Operating income in the first six months of 1995 was $.4 million compared to an operating loss of $3.3 million in the same period last year. The 1994 period included the impact of severe winter weather in the first quarter that caused significant business disruptions and higher operating expenses, offsetting the benefits of additional business during the strike.

Saia recorded operating revenue of $100.5 million in the first half of 1995 compared to $88.3 million in the same period of 1994, an increase of 13.9%. Operating income was $5.3 million for the first six months of 1995 compared to $8.0 million in the same period last year. The 1994 period benefited significantly from the second quarter strike. Additionally, increased business from new terminal openings over the last year contributed to revenue growth but were offset by start up costs. These expansions are expected to increase future profitability as business volumes increase and density benefits are realized.

Due to continued price discounting, soft business levels, increased labor costs, transit time improvement start up expenses and other corporate development expenses, the company expects to show an operating loss for the full year of 1995.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit (27) - Financial Data Schedule (for SEC use only)
(b)      Reports on Form 8-K
         On June 12, 1995, a Form 8-K was filed under Item 5, Other
         Events, which reported that the company announced on June 8, 1995, that it expects to report in the range of a small profit to a small loss for the second quarter.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               YELLOW CORPORATION
                                        ------------------------------
                                                   Registrant


Date:    August 10, 1995                   /s/ H. A. Trucksess, III
      --------------------              ------------------------------
                                               H. A. Trucksess, III
                                         Senior Vice President - Finance


Date:    August 10, 1995                   /s/ Phillip A. Spangler
      --------------------              ------------------------------
                                               Phillip A. Spangler
                                          Vice President and Treasurer