Form 10-Q
period 1995-09-30
YELLOW CORP
filed 1995-11-07
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________


Commission file number 0-12255


                               YELLOW CORPORATION
             (Exact name of registrant as specified in its charter)


                Delaware                                                        48-0948788
-----------------------------------------                             ------------------------------
     (State or other jurisdiction of                                         (I.R.S. Employer
     incorporation or organization)                                        Identification No.)

         10777 Barkley, P.O. Box 7563, Overland Park, Kansas                 66207
         ---------------------------------------------------               ---------
             (Address of principal executive offices)                     (Zip Code)

                                 (913) 967-4300
              (Registrant's telephone number, including area code)

                                  No Changes
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes _X_     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at October 31, 1995
          -----                           -------------------------------
Common Stock, $1 Par Value                        28,105,797 shares

                               YELLOW CORPORATION


                                     INDEX



Item                                                                                                           Page
----                                                                                                           ----


                                                                     PART I
                                                                     ------
1.  Financial Statements


  Consolidated Balance Sheets -
   September 30, 1995 and December 31, 1994                                                                      3


  Statements of Consolidated Income -
   Three and Nine Months Ended September 30, 1995 and 1994                                                       4


  Statements of Consolidated Cash Flows -
   Nine Months Ended September 30, 1995 and 1994                                                                 5


  Notes to Consolidated Financial Statements                                                                     6

2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                                                               6




                                                                     PART II
                                                                     -------
6.  Exhibits and Reports on Form 8-K                                                                            10

Signatures                                                                                                      10

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                      Yellow Corporation and Subsidiaries
                    September 30, 1995 and December 31, 1994
                    (Amounts in thousands except share data)
                                  (Unaudited)

                                                                            September 30              December 31
                                                                                   1995                     1994
                                                                             ----------               ----------
ASSETS
CURRENT ASSETS:
    Cash                                                                     $   18,070               $   17,613
    Short-term investments                                                        6,493                    7,305
    Accounts receivable                                                         359,716                  295,332
    Other current assets                                                         97,213                   83,107
                                                                             ----------               ----------
         Total current assets                                                   481,492                  403,357
                                                                             ----------               ----------

OPERATING PROPERTY:
    Cost                                                                      1,942,726                1,866,565
    Less - Accumulated depreciation                                           1,045,038                  989,281
                                                                             ----------               ----------
         Net operating property                                                 897,688                  877,284
                                                                             ----------               ----------

OTHER ASSETS                                                                     28,006                   26,580
                                                                             ----------               ----------

                                                                             $1,407,186               $1,307,221
                                                                             ==========               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                         $  105,785               $  118,412
    Wages and employees' benefits                                               135,065                  118,364
    Other current liabilities                                                   143,827                  131,474
    Current maturities of long-term debt                                          2,420                    7,741
                                                                             ----------               ----------
         Total current liabilities                                              387,097                  375,991
                                                                             ----------               ----------

OTHER LIABILITIES:
    Long-term debt                                                              337,555                  240,019
    Deferred income taxes                                                        55,077                   54,481
    Claims, insurance and other                                                 181,695                  175,887
                                                                             ----------               ----------
         Total other liabilities                                                574,327                  470,387
                                                                             ----------               ----------

SHAREHOLDERS' EQUITY:
    Common stock, $1 par value                                                   28,858                   28,858
    Capital surplus                                                               6,678                    6,678
    Retained earnings                                                           427,846                  447,887
    Shares held by Stock Sharing Plan                                                 -                   (4,961)
    Treasury stock                                                              (17,620)                 (17,619)
                                                                             ----------               ----------
         Total shareholders' equity                                             445,762                  460,843
                                                                             ----------               ----------
                                                                             $1,407,186               $1,307,221
                                                                             ==========               ==========

The accompanying notes are an integral part of these statements.

                       STATEMENTS OF CONSOLIDATED INCOME
                      Yellow Corporation and Subsidiaries
               For the Quarter and Nine Months Ended September 30
                  (Amounts in thousands except per share data)
                                  (Unaudited)




                                                            Third Quarter                        Nine Months
                                                        ---------------------               -----------------------
                                                        1995             1994                1995              1994
                                                        ----             ----                ----              ----
OPERATING REVENUE                                    $ 771,965        $ 769,259          $2,310,788        $2,109,629
                                                     ---------        ---------          ----------        ----------

OPERATING EXPENSES:
    Salaries, wages and benefits                       523,470          501,247           1,540,131         1,425,057
    Operating expenses and supplies                    118,607          110,862             352,345           320,822
    Operating taxes and licenses                        28,512           28,460              85,778            82,643
    Claims and insurance                                17,124           20,945              54,346            59,319
    Communications and utilities                        11,166            9,850              33,175            30,698
    Depreciation                                        33,694           33,202             101,573            99,989
    Purchased transportation                            51,758           37,517             141,339            98,392
                                                     ---------        ---------          ----------        ----------
         Total operating expenses                      784,331          742,083           2,308,687         2,116,920
                                                     ---------        ---------          ----------        ----------

INCOME (LOSS) FROM OPERATIONS                          (12,366)          27,176               2,101            (7,291)
                                                     ---------        ---------          ----------        ----------

NONOPERATING (INCOME) EXPENSES:
    Interest expense                                     6,274            4,865              17,051            14,108
    Other, net                                            (186)            (468)             (3,876)           (1,376)
                                                     ---------        ---------          ----------        ----------
         Nonoperating expenses, net                      6,088            4,397              13,175            12,732
                                                     ---------        ---------          ----------        ----------

INCOME (LOSS) BEFORE INCOME TAXES                      (18,454)          22,779             (11,074)          (20,023)

INCOME TAX PROVISION (BENEFIT)                          (6,820)           9,575              (3,677)           (4,967)
                                                     ---------        ---------          ----------        ----------

INCOME (LOSS) BEFORE EXTRA. ITEM                       (11,634)          13,204              (7,397)          (15,056)

EXTRAORDINARY ITEM -- WRITE-OFF
    OPERATING RIGHTS                                         -           (4,058)                  -            (4,058)
                                                     ---------        ---------          ----------        ----------

NET INCOME (LOSS)                                    $ (11,634)           9,146          $   (7,397)       $  (19,114)
                                                     =========        =========          ==========        ==========


AVERAGE COMMON SHARES OUTSTANDING                       28,106           28,108              28,106            28,107
                                                     =========        =========          ==========        ==========


EARNINGS (LOSS) PER SHARE:
    Income (loss) before extra. item                 $    (.41)       $     .47          $     (.26)       $     (.54)
                                                     =========        =========          ==========        ==========

    Net income (loss)                                $    (.41)       $     .33          $     (.26)       $     (.68)
                                                     =========        =========          ==========        ==========


The accompanying notes are an integral part of these statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                      Yellow Corporation and Subsidiaries
                     For the Nine Months Ended September 30
                             (Amounts in thousands)
                                  (Unaudited)




                                                                                        1995                 1994
                                                                                   ---------            ---------
OPERATING ACTIVITIES:
         Net cash from operating activities                                        $  17,275            $  98,026
                                                                                   ---------            ---------

INVESTING ACTIVITIES:
    Acquisition of operating property                                               (140,150)            (135,198)
    Proceeds from disposal of operating property                                      16,119               14,573
    Purchases of short-term investments                                               (6,707)              (7,951)
    Proceeds from maturities of short-term investments                                 7,519                6,956
    Proceeds from sale of CSI/Reeves, Inc., net                                        5,106                    -
                                                                                   ---------            ---------
         Net cash used in investing activities                                      (118,113)            (121,620)
                                                                                   ---------            ---------

FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                          47,748               14,000
    Repayment of long-term debt                                                      (22,349)             (13,840)
    Commercial paper borrowings, net                                                  71,607               43,925
    Proceeds from unsecured bank credit lines, net                                    17,500                    -
    Cash dividends paid to shareholders                                              (13,210)             (19,812)
    Reduction of Stock Sharing Plan debt guarantee                                    (4,961)              (4,960)
    Shares allocated by Stock Sharing Plan                                             4,961                4,960
    Other, net                                                                            (1)                 109
                                                                                   ---------            ---------
         Net cash from financing activities                                          101,295               24,382
                                                                                   ---------            ---------

NET INCREASE IN CASH                                                                     457                  788

CASH, BEGINNING OF PERIOD                                                             17,613               13,937
                                                                                   ---------            ---------

CASH, END OF PERIOD                                                                $  18,070            $  14,725
                                                                                   =========            =========




SUPPLEMENTAL CASH FLOW INFORMATION:
    Income taxes paid                                                              $  10,313            $   2,551
                                                                                   =========            =========

    Interest paid                                                                  $  12,959            $  11,077
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

2. The company provides freight transportation services through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Preston Trucking Company, Inc. (Preston Trucking), Saia Motor Freight Line, Inc.
       (Saia), WestEx, Inc. (WestEx) and Yellow Logistics Services, Inc. (Yellow Logistics). Yellow Technology Services, Inc. (Yellow Technology) supports the company's subsidiaries - primarily Yellow Freight - with information technology. CSI/Reeves, Inc. (CSI/Reeves), a specialty carpet hauler was sold effective August 31, 1995. Yellow Freight, the company's principal subsidiary, comprises approximately 77% of total revenue while Preston Trucking comprises approximately 14% and Saia comprises approximately 6%.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

                September 30, 1995 Compared to December 31, 1994

Working capital increased by $67.0 million during the first nine months of 1995, resulting in a $94.4 million positive working capital position at September 30, 1995. The increase is primarily due to growth in accounts receivable, partially because of increased revenue levels at the end of the respective periods of comparison. Additionally, conversion to a new system for customer billing and stating contributed to the growth in days sales outstanding. The company expects to reverse the trend in days sales outstanding during the remainder of 1995 and 1996.

The company increased its total debt level by $109.7 million in the first nine months of 1995 compared to that of December 31, 1994 with borrowings from commercial paper, medium-term notes and bank credit lines. These borrowings were used to fund capital expenditures as accounts receivable growth offset a large portion of cash flows from other operating activities. Net capital expenditures for the first nine months of 1995 were $124.0 million. It is anticipated that the remaining capital spending for 1995 (approximately $20 million) will be financed through internally-generated funds and additional borrowings.

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

Given current price discounting levels and other adverse industry fundamentals, the company expects further earnings deterioration in the fourth quarter as compared to the third quarter. Profitability for 1996 is dependent upon improvement in pricing and other industry fundamentals. In view of these factors, the Board of Directors suspended the company's quarterly dividend in July of this year, saving the company approximately $6.6 million each quarter. Additionally, expanded cost reduction efforts, reduced capital spending and reduced accounts receivable days sales outstanding will help improve cash flow.

CSI/Reeves, a specialty carpet hauler was sold effective August 31, 1995 for net proceeds of $5.1 million. Additionally, Yellow Logistics was integrated into Yellow Freight in late October to centralize the logistics product offering and eliminate duplicative costs. As a result, Yellow Freight will now market logistics capabilities for the company as Yellow Integrated Logistics. These events had no material impact on the company's financial results.




RESULTS OF OPERATIONS

          Comparison of Three Months Ended September 30, 1995 and 1994

Yellow Corporation operating revenue in the third quarter was $772.0 million, up slightly from the $769.3 million recorded in last year's third quarter. A net loss of $11.6 million, or $.41 per share, for the quarter compares to net income of $13.2 million, or $.47 per share, before an extraordinary item in the same quarter last year. The extraordinary item in 1994 of $4.1 million, or $.14 per share, was to write-off intrastate operating rights.

The economy has improved somewhat from sluggish first half levels but the industry continues to suffer from excess capacity. The cumulative impact of year-to-date trends has resulted in soft business levels and very weak prices, both of which are reflected in the company's disappointing financial performance.

The company has greatly expanded cost reduction efforts, the goal of which is to return the company to consistent and acceptable profitability in light of the continuation of adverse industry fundamentals. While the company is taking substantial measures to reduce costs and increase efficiencies, price discounting has been a significant company and industry-wide issue.

Yellow Freight recorded operating revenue of $597.0 million in the third quarter of 1995 compared to $608.5 million in the third quarter of 1994, a decrease of 1.9%. This was caused by a 2.8% decrease in pricing, partially offset by a small increase in the number of shipments handled. Total tonnage was flat compared to the prior year quarter, but increased by 1.5% on a per day basis because of an additional workday in the third quarter of 1994. Yellow Freight posted an operating loss of $5.7 million in the third quarter of 1995 compared to operating income of $30.2 million in the same period last year. Expenses increased primarily due to the current year Teamster wage and benefit increases and the implementation of a transit time improvement program (TTI). While TTI increased operating expenses, it provides customers with improved service which enabled Yellow Freight to exceed its revenue plan.

Preston Trucking's financial performance continued to suffer under the weight of weak industry fundamentals and price discounting. Operating revenue for the third quarter was $103.3 million, compared to $101.9 million in the third quarter last year, an increase of 1.4% on one less workday. Growth in shipment volume of 3.9%, offset by price discounting, resulted in the higher revenue for the quarter. For the quarter, Preston maintained operating results similar to last year despite 5% higher Teamster labor costs. The operating loss was $3.0 million in the third quarter of 1995 compared to $2.7 million in last year's third quarter. This evidences Preston's tight expense control while continuing their consistently high on-time service levels.

Despite price discounting pressures throughout the third quarter, Saia saw record revenue growth, reaping the benefits of its recent expansion into North and South Carolina. Thirteen facilities were opened in the quarter contributing to its third quarter revenue of $53.8 million, a 19.5% increase over 1994 revenue of $45.0 million. This revenue growth came primarily from a 17.5% increase in the number of shipments handled and a slight increase in revenue generated per shipment. Operating income was $2.0 million for the third quarter of 1995 compared to $2.3 million in the third quarter of 1994. Saia's focus has now shifted from network expansion to cost efficiency and yield improvement.

WestEx, the company's regional carrier headquartered in Phoenix, completed its expansion into California during the quarter and continues to perform according to plan.



          Comparison of Nine Months Ended September 30, 1995 and 1994

For the first nine months of 1995, operating revenue was $2.31 billion compared to $2.11 billion for the same nine month period in 1994. Excluding the impact of the strike in the second quarter of 1994, revenue was up about one percent. There was a loss of $7.4 million, or $.26 per share, compared to a loss of $15.0 million, or $.54 per share, for the same period last year before the extraordinary item described above. The 1994 loss was due primarily to the 24-day Teamsters' strike that negatively impacted second quarter performance.

Yellow Freight recorded operating revenue of $1.78 billion in the first nine months of 1995 compared to $1.63 billion in the first half of 1994. The increase in revenue is due entirely to higher shipment volume as price discounting during the period more than offset the benefit of rate increases implemented in early 1995. Excluding the impact of the strike in the second quarter of 1994, revenue was down by about one percent. Operating income for the first nine months of 1995 was $11.4 million compared to an operating loss of $2.4 million in the same period last year. Price discounting throughout the period, compounded by continued slowing in the economy and competitive pressures, as well as union wage and benefit increases effective April 1, resulted in the moderate operating income for the 1995 period. A 24-day Teamster strike in April 1994 caused the decreased operating revenue and operating loss in the 1994 period.

Operating revenue for Preston Trucking in the first nine months of 1995 was $311.5 million, down 1.7% compared to $316.7 million in 1994. The 1994 period contained benefits from additional business volume during the strike as Preston returned to work under an interim agreement with the Teamsters after only six days on strike. The operating loss in the first nine months of 1995 was $2.6 million compared to $5.9 million in the same period last year. The 1994 period included the impact of severe winter weather in the first quarter that caused significant business disruptions and higher operating expenses, offsetting the benefits of additional business during the strike. The 1995 period included union wage and benefit increases combined with a step-down in the wage reduction program that netted a 5% increase in labor costs effective April 1.

Saia recorded operating revenue of $154.4 million in the first nine months of 1995 compared to $133.3 million in the same period of 1994, an increase of 15.8%. Increased shipment volume was the primary factor in the revenue growth. Operating income was $7.3 million for the first nine months of 1995 compared to $10.3 million in the same period last year. The 1994 period benefited significantly from the second quarter strike. Additionally, increased business from new terminal openings over the last year contributed to revenue growth but were offset by start up costs. These expansions are expected to increase future profitability as business volumes increase and density benefits are realized.

Due to continued price discounting, soft business levels, increased labor costs, transit time improvement start up expenses and other corporate development expenses, Yellow Corporation expects to show an operating loss for the full year of 1995.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit (27) - Financial Data Schedule (for SEC use only)
(b) Reports on Form 8-K - No reports on Form 8-K were filed for the three months ended September 30, 1995.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              YELLOW CORPORATION
                                    -------------------------------------
                                                 Registrant


Date:    November 7, 1995              /s/ H. A. Trucksess, III
     ------------------------       -------------------------------------
                                           H. A. Trucksess, III
                                    Senior Vice President - Finance

Date:    November 7, 1995               /s/ Phillip A. Spangler
     ------------------------       -------------------------------------
                                            Phillip A. Spangler
                                       Vice President and Treasurer