Form 10-K
period 1995-12-31
YELLOW CORP
filed 1996-03-28
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to _______________________

Commission file number 0-12255

                              YELLOW CORPORATION
            (Exact name of registrant as specified in its charter)

                     Delaware                              48-0948788
         ----------------------------------       ----------------------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)             Identification No.)


         10777 Barkley, P.O. Box 7563, Overland Park, Kansas         66207
         ----------------------------------------------------      ---------
                 (Address of principal executive offices)          (Zip Code)


    Registrant's telephone number, including area code:     (913) 967-4300

         Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

         Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $1 Par Value
                        Preferred Stock Purchase Rights
                        -------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No
                                   ----      ----
The aggregate market value of the voting stock held by nonaffiliates of the registrant at February 29, 1996 was $310,920,379.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.



                       Class                  Outstanding at February 29, 1996
                       -----                  --------------------------------
           Common Stock, $1 Par Value                28,105,797 shares


                     DOCUMENTS INCORPORATED BY REFERENCE

       The following documents are incorporated by reference into the Form 10-K:
                 1)  1995 Annual Report to Shareholders - Parts II and IV
                 2)  Proxy Statement dated March 12, 1996 - Part III

                               Yellow Corporation
                                   Form 10-K
                          Year Ended December 31, 1995


                                     Index

Item                                                                      Page
----                                                                      ----

                                     PART I


   1.    Business                                                            3
   2.    Properties                                                          7
   3.    Legal Proceedings                                                   8
   4.    Submission of Matters to a Vote of Security Holders                 8
         Executive Officers of the Registrant (Unnumbered Item)              9


                                    PART II


   5.    Market for the Registrant's Common Stock and Related
          Stockholder Matters                                               11
   6.    Selected Financial Data                                            11
   7.    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               11
   8.    Financial Statements and Supplementary Data                        11
   9.    Disagreements on Accounting and Financial Disclosure               11


                                    PART III

  10.    Directors and Executive Officers of the Registrant                 12
  11.    Executive Compensation                                             12
  12.    Security Ownership of Certain Beneficial Owners and
          Management                                                        12
  13.    Certain Relationships and Related Transactions                     12


                                    PART IV


  14.    Exhibits, Financial Statement Schedule and Reports
          on Form 8-K                                                       13

Report of Independent Public Accountants on Financial
 Statement Schedule                                                         15

Financial Statement Schedule                                                16

Signatures                                                                  17

Executive Officers' Agreements                                     Exhibit (10)

1995 Annual Report to Shareholders                                 Exhibit (13)

Consent of Independent Public Accountants                          Exhibit (24)

                                     PART I

Item 1.       Business.

(a) Yellow Corporation and its wholly-owned subsidiaries are collectively referred to as "the company". The company provides transportation services primarily to the less-than-truckload (LTL) market throughout North America. There were no material changes in the method of conducting business by the company in 1995. During 1995, the operations of Yellow Logistics Services, Inc., an integrated logistics management subsidiary, were realigned and CSI/Reeves, Inc., a specialty carpet hauler, was sold. Additionally, the company's subsidiaries expanded geographically, improved their service offerings and implemented cost control efforts during the year as described below.

(b) The operation of the company is conducted through one predominant industry segment, which is the interstate transportation of general commodity freight, primarily LTL, by motor vehicle.

(c) Yellow Corporation is a holding company providing freight transportation services through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Preston Trucking Company, Inc. (Preston Trucking), Saia Motor Freight Line, Inc. (Saia), WestEx, Inc. (WestEx) and Yellow Technology Services, Inc. (Yellow Technology). The company employed an average of 34,700 persons in 1995.

       Yellow Freight, the company's principal subsidiary, had operating revenue of $2.36 billion in 1995 (77% of the company's total revenue) and is based in Overland Park, Kansas. It is the nation's largest provider of LTL transportation services. It provides national and regional two-day service as well as international service to Mexico, Canada and, via alliances, Europe and the Asia/Pacific region.

       Preston Trucking is primarily a regional LTL carrier serving the Northeast and upper Midwest markets of the United States. Preston Trucking markets the SuperRegion - one and two-day service in an expanded geographic region. Preston Trucking had operating revenue of $411 million in 1995 (13% of the company's total revenue) and is headquartered in Preston, Maryland.

       Saia is a regional LTL carrier that provides overnight and second-day service in eleven Southeastern states. It had operating revenue of $210 million in 1995 (7% of the company's total revenue) and is relocating its headquarters from Houma, Louisiana to Atlanta, Georgia in April 1996.

       WestEx provides one and two-day service in California, Arizona and New Mexico as well as parts of Nevada and Texas. WestEx had operating revenue of $17 million in 1995 and is headquartered in Phoenix, Arizona.

       Yellow Technology supports the company's subsidiaries - primarily Yellow Freight - with information technology. It ensures access to advanced information systems to meet the informational demands of transportation customers. Its headquarters are in Overland Park, Kansas.

The operations of the freight transportation companies are partially regulated by the Interstate Commerce Commission (ICC) and state regulatory bodies. As a result of legislation passed in 1994, the entry and rates for the intrastate operations of all transportation companies became deregulated January 1, 1995. With the December 1995 passage of The ICC Termination Act of 1995, the ICC went out of existence on January 1, 1996. The remaining functions regulating transportation companies are transferred to the Department of Transportation. The company's competition includes contract motor carriers, private fleets, railroads, other motor carriers and small shipment carriers. No single carrier has a dominant share of the motor freight market.

The company operates in a highly price-sensitive and competitive industry, making pricing, customer service and cost control major competitive factors. Traditionally, rate increases have been implemented to offset increases in labor and other operating costs. The motor carrier subsidiaries have implemented rate increases of between 4.0% and 5.0% during the first quarter of 1995 to cover increases in operating costs. The full impact of rate increases is not realized immediately as a result of pricing that is on a contract basis and can only be increased when the contract is renewed or renegotiated. During 1995, the company experienced industry overcapacity and a faltering economy that caused severe price discounting. Price increases were more than offset by discounting, leading to reduced margins and an operating loss for the year.

Yellow Freight's revenue for 1995 increased 6.4% over 1994 on a tonnage increase of 7.7%. The increase in revenue primarily resulted from the recovery of lost revenue due to the 24-day labor strike in 1994 by the International Brotherhood of Teamsters (Teamsters) against Yellow Freight. Despite significant service enhancements and other cost increases, prices declined for the year resulting in an operating ratio deterioration from 99.2 in 1994 to
100.1 in 1995. A January 1995 tariff increase of approximately 5.0%, which applied to about half of Yellow Freight's customers, and attempts to increase contract term rates on remaining customers were more than offset by price discounting. Overall, LTL revenue per hundredweight declined 1.5% from 1994 to 1995.

Prices declined and volumes, adjusted for the 1994 strike, remained relatively static, yet operating costs increased. Approximately 67% of Yellow Freight's costs pertain to salaries, wages and benefits. On April 1, 1995, union wages and benefits increased approximately 3.2%. In addition, Yellow Freight incurred higher expenses in the third and fourth quarters when it implemented a transit time improvement program to enhance its competitive position in the market. These transit time improvements were made possible by an on-going network development program, that in the last three years has reduced the number of terminals at Yellow Freight from 608 to 448 while still maintaining full market coverage. For 1995 compared to 1994, transit times improved by approximately one day, resulting in higher costs associated with a 5.7% lower load average and a 14.0% increase in total linehaul miles. Some cost savings were obtained by an increase in direct loadings which reduced rehandlings by 8.7%. Additional savings were achieved through an increased use of rail transportation from 13.1% of total miles in 1994 to 17.5% in 1995 and the elimination of forced overtime for dockworkers, both provisions of the 1994 labor contract. While Yellow Freight is working to lessen the cost premiums of the improved service, it is likely that this new service will carry a higher ongoing cost structure. Through reengineering and the use of new technology, Yellow Freight began achieving administrative cost reductions in 1995 by consolidating customer service and cashiering functions from its individual terminals to two centralized locations.

Preston Trucking's revenue in 1995 decreased 1.3% from 1994 and the operating ratio remained relatively constant at 101.4 in 1995 compared to 101.3 in 1994. The 1994 performance was subject to severe winter weather, impacts from the second quarter strike, including benefits from an early return to work, and shipper uncertainty concerning a wage reduction process, all of which did not recur in 1995. However, 1995 was subject to severe industry-wide price discounting as well as a relatively greater labor cost increase. Under the terms of Preston Trucking's wage reduction program approved in 1994, union wages and benefits increased approximately 4.9% on April 1, 1995. The higher wage increase resulted from Preston Trucking employees receiving both the industry wage and benefit increases as well as a step-down in the wage reduction from 7.0% to 5.0%. Improved productivity, positive cargo claims experience and reductions in purchased transportation expense contributed to offsetting the higher wage and benefit costs.

Saia's revenue grew 17.7% in 1995 compared to 1994 due to geographical expansions in Texas, Tennessee and Georgia in mid-1994 and North and South Carolina in mid-1995. Saia's operating ratio increased to 96.3 in 1995 from
93.5 in 1994. Saia was impacted by industry price discounting, but the margin deterioration was primarily caused by increased wages and the expense impacts of the expansion activities including lighter initial business densities in the new markets. The deregulation of intrastate markets in January 1995 also increased competition in Louisiana and Texas, where Saia had held operating rights advantages. This was partially offset by new access for Saia in various other states' intrastate markets.

During 1995 WestEx commenced an expansion from its traditional Arizona and New Mexico market into the state of California. Holding company expenses in 1995 were comparable to 1994 levels.

Working capital increased by $56 million during 1995, primarily due to increases in accounts receivable and refundable income taxes. The increased accounts receivable were a result of both market forces and transition implementation issues related to a new system for customer billing and stating at Yellow Freight.

Total debt increased by $106 million during 1995. Borrowings were used to fund most of the net capital expenditures during the year ($140 million) as the working capital growth offset a large portion of cash flows from other operating activities. The additional debt was funded by the company's commercial paper program, whose authorized maximum was increased to $150 million, and by the issuance of medium-term notes.
During 1995 the company entered into a $200 million multi-year bank credit agreement, replacing a $100 million agreement, to provide additional liquidity backup for the commercial paper program and for other borrowing needs.

Future Outlook
The company has initiated processes to improve earnings performance and financial position in 1996 and future years. The motor carrier subsidiaries have implemented general LTL rate increases in January 1996 in excess of 5.8% and will also seek improved pricing in negotiations with contract customers during 1996. While the company expects pricing to remain highly competitive, it is cautiously optimistic that the extent of destructive price discounting that prevailed in 1995 will not recur in 1996, particularly in view of the service enhancements and the need for virtually all trucking sectors to improve their shareholder returns. The company is encouraged that recent announcements by competitors of reduced capital expenditure plans and the curtailing of expansions will begin to moderate the industry's overcapacity in 1996.
However, the severe winter weather experienced in the first quarter of 1996 is expected to have an adverse impact on first quarter results of operations.

The company strives to control operating costs by maintaining efficient operations, optimum capacity utilization and strict budgetary controls. Increased technology investments are expected to reduce costs and increase productivity while providing improved information benefits for customers.

Yellow Freight's cost reduction and transit time improvement initiatives begun in 1995 are expected to benefit their competitive position in the future. The cost reduction programs are projected to save $75 million in 1996 and include administrative staff reductions and operational efficiency improvements.
Yellow Freight believes its transit time improvements will enhance its price negotiating posture as well as benefit business volumes through better customer retention and generating new business. Additionally, Yellow Freight will continue efforts to decrease the cost premiums associated with the improved service and will pursue other network development opportunities. On April 1, 1996 Yellow Freight's wages and benefits will increase approximately 3.8% under the terms of the industry collective bargaining agreement which extends through March 31, 1998. A portion of this increase is expected to be offset by continuing to leverage advantages of the 1994 labor agreement. Yellow Freight believes that significant opportunities are still available to further reduce costs and increase service through ongoing technological and reengineering investments.

Preston Trucking plans to improve its performance due to pricing gains and a plan approved in February 1996 by its union employees to freeze wages at current levels through the remaining term of the industry collective bargaining agreement. This wage freeze not only maintains the existing 5.0% reduction from full-scale pay levels but also avoids the scheduled wage increases due April 1 of both 1996 and 1997. However, health, welfare and pension benefit
costs will increase by 9.0% on   April 1, 1996 and 8.2% on April 1, 1997.

Saia plans to improve 1996 performance through pricing gains and density benefits from additional business and improved cost efficiency. No significant expansions are planned for 1996. WestEx plans to improve its performance through increased business density benefits although a profit is not expected until 1997. Holding company expenses are expected to be significantly lower in 1996, mainly due to cost reduction initiatives. The company recently announced the appointment of A. Maurice Myers as its new President and CEO (see Part I - Executive Officers of the Registrant and Part IV Item 14(b) - Reports on Form 8-K).

Early in 1996 a major rating agency lowered its rating on the company's commercial paper. While management intends to continue to finance short-term working capital needs primarily with the issuance of commercial paper, the lower rating may require the company to draw on its bank credit agreement or other market alternatives from time to time. This change is not expected to have a material impact on interest expense.

Management anticipates the company's liquidity and financial position will improve significantly in 1996 for several reasons. First, planned capital expenditures for 1996 are only $65 million as the company intends to improve its asset utilization through transit time improvements and more efficient operations including the greater use of rail transportation. Also, receivables are expected to decline as additional efforts are made to accelerate customer collections and a large income tax refund is due to be received during the year. In addition, the company suspended its dividend in July 1995 after paying $.47 per share or $13 million during the year. No dividends are expected to be paid in 1996. Finally, operating results should improve in 1996 as a result of cost reduction efforts, transit time improvements and better industry conditions.

Success of the above improvement initiatives will be dependent on the strength of the economy, competitive conditions including pricing stability and the ability to hold down costs.


Item 2.       Properties.

The freight transportation companies each operate a network of freight terminal facilities. At December 31, 1995, the company operated a total of 628 freight terminals located in 50 states, Puerto Rico, parts of Canada and Mexico. Of this total, 296 were owned terminals and 332 were leased, generally for terms of three years or less. The number of vehicle back-in doors totaled 19,120, of which 14,298 were at owned terminals and 4,822 were at leased terminals. The freight terminals vary in size ranging from one to three doors at small local terminals, up to 304 doors at Yellow Freight's largest consolidation and distribution terminal. Substantially all of the larger terminals, containing the greatest number of doors, are owned. In addition, the company and most of its subsidiaries own and occupy general office buildings in their headquarters city.

At December 31, 1995, the company's subsidiaries operated the following number of linehaul units: tractors - 5,259, 27' and 28' trailers - 34,288 and 45' and 48' trailers - 6,107. The number of city units operated were: trucks and tractors - 7,944 and trailers - 5,603.

The above facilities and equipment are used in the company's predominant industry, the interstate transportation of general commodity freight. The company's facilitates and equipment are adequate to meet current business requirements, except as noted below concerning revenue equipment "growth" unit purchases. Net capital expenditures in 1995 totaled $140 million and were split evenly between revenue equipment and other equipment (primarily information technology to support Yellow Freight's improvements in customer service and freight management). About two-thirds of the net capital spending was for Yellow Freight. Revenue equipment expenditures were made primarily for replacement units at Yellow Freight and Preston Trucking and for growth units at Saia and WestEx.

The company expects moderate growth in 1996 and has projected no significant changes to its operational capacity. Projected net capital expenditures for 1996 are $65 million. Net revenue equipment expenditures of $27 million for 1996 are primarily for replacement units at Yellow Freight and Preston Trucking and for growth units at Saia and WestEx. The other capital expenditures of $38 million will again be primarily for information technology to support Yellow Freight's improvements in customer service and freight management.



Item 3.       Legal Proceedings.

The information set forth under the caption "Commitments and Contingencies" in the Notes to Consolidated Financial Statements on page 23 of the registrant's Annual Report to Shareholders for the year ended December 31, 1995, is incorporated by reference under Item 14 herein.



Item 4.       Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

The names, ages and positions of the executive officers of the company as of March 31, 1996 are listed below. Officers are appointed annually by the Board of Directors at their meeting which immediately follows the annual meeting of shareholders.


              Name                   Age                            Position(s) Held
              ----                   ---                            ----------------
A. Maurice Myers                      55        President and Chief Executive Officer of the company (since March 1996);
                                                President and Chief Operating Officer of America West Airlines, Inc.
                                                (January 1994 - December 1995); President and Chief Executive Officer of
                                                Aloha Air Group, Inc. (prior to January 1994)

M. Reid Armstrong                     58        President of Yellow Freight (since May 1992); Executive Vice President of the company and of Yellow Freight (December 1991 - May 1992); Senior Vice
                                                President of Yellow Freight (prior to December 1991)

Robert L. Bostick                     55        Senior Vice President - Operations Administration of Yellow Freight
                                                (since April 1995); Senior Vice President - Operations of Yellow Freight
                                                (October 1992 - April 1995); Vice President - Operations of Yellow
                                                Freight (May 1992 - October 1992); Vice President - Transportation and
                                                Safety of Yellow Freight (April 1991 - May 1992); Vice President -
                                                Linehaul Operations of Yellow Freight (prior to April 1991)

J. Kevin Grimsley                     48        Senior Vice President - Marketing/Sales of Yellow Freight (since January
                                                1994); Vice President - Marketing of Yellow Freight (April 1993 - January
                                                1994); Division Vice President of Yellow Freight (prior to April 1993)

William F. Martin, Jr.                48        Senior Vice President - Legal/Corporate Secretary of the company (since
                                                December 1993); Vice President and Secretary of the company (October 1991
                                                - December 1993); Vice President and Secretary of Yellow Freight (October
                                                1991 - May 1992); Vice President and Assistant Secretary of the company and Yellow Freight (prior to October 1991)

              Name                   Age                            Position(s) Held
              ----                   ---                            ----------------
Gail A. Parris                        44        President of Yellow Technology (since April 1995); Senior Vice President
                                                - Administration of Yellow Freight (April 1993 - April 1995); Vice
                                                President - Controller of Yellow Freight (prior to April 1993)

Leo H. Suggs                          56        President of Preston Corporation, a subsidiary of the company (since
                                                February 1993); Senior Vice President - Corporate Development of the
                                                company (November 1992 - February 1993); Senior Vice President -
                                                Operations Administration of Yellow Freight (December 1991 - November
                                                1992); Vice President - Operations Administration of Yellow Freight (June
                                                1991 - December 1991); Vice President - Quality and Labor Relations of
                                                Yellow Freight (prior to June 1991)

H. A. Trucksess, III                  46        Treasurer of the company (since December 1995); Senior Vice President -
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

The terms of each officer of the company designated above are scheduled to expire April 25, 1996. The terms of each officer of the subsidiary companies are scheduled to expire on the date of the next annual meeting of shareholders of that company. No family relationships exist between any of the executive officers named above.

                                    PART II


Item 5.       Market for the Registrant's Common Stock and Related Stockholder
              Matters.

The information set forth under the caption "Common Stock" on page 27 of the registrant's Annual Report to Shareholders for the year ended December 31, 1995, is incorporated by reference under Item 14 herein.


Item 6.       Selected Financial Data.

The information set forth under the caption "Financial Summary" on pages 12 and 13 of the registrant's Annual Report to Shareholders for the year ended December 31, 1995, is incorporated by reference under Item 14 herein.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 6 through 11 of the registrant's Annual Report to Shareholders for the year ended December 31, 1995, is incorporated by reference under Item 14 herein.


Item 8.       Financial Statements and Supplementary Data.

The financial statements and supplementary information, appearing on pages 14 through 27 of the registrant's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference under Item 14 herein.


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


Item 11.       Executive Compensation.

This information has previously been reported in the registrant's definitive proxy statement, filed pursuant to Regulation 14A, and is incorporated by reference. The compensation of A. Maurice Myers, whose election as President and CEO occurred following the dissemination of the definitive proxy statement, is the subject of an Employment Agreement between Mr. Myers and the company, a copy of which is attached to Exhibit 10 and the terms of which are incorporated by reference. As also reported in the proxy statement, the company has agreed to severance payments over a determined time period for certain executive officers who have resigned from the company. With respect to former President and CEO George E. Powell III, the company has reached an understanding with Mr. Powell that he shall receive severance payments at his current salary level for a period of one and one-half years from the effective date of his resignation. During this one and one-half year period, Mr. Powell will continue to be eligible for certain fringe benefits and will continue vesting under the company's Defined Benefit Pension Plan. With respect to Robert W. Burdick, former Senior Vice President, the company has entered into a Separation Agreement, a copy of which is attached to Exhibit 10 and the terms of which are incorporated by reference.


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

       The following information appearing in the 1995 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report as Exhibit (13):

                                                                       Page
                                                                       ----
       Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  6-11
       Financial Summary                                               12-13
       Consolidated Financial Statements                               14-26
       Report of Independent Public Accountants                           26
       Quarterly Financial Information                                    27
       Common Stock                                                       27


       With the exception of the aforementioned information, the 1995 Annual Report to Shareholders is not deemed filed as part of this report. Financial statements other than those listed are omitted for the reason that they are not required or are not applicable. The following additional financial data should be read in conjunction with the consolidated financial statements in such 1995 Annual Report to Shareholders.


(a)    (2)  Financial Statement Schedule
                                                                       Page
                                                                       ----
       Report of Independent Public Accountants on
        Financial Statement Schedule                                     15

       For the years ended December 31, 1995, 1994 and 1993:

       Schedule II
       Valuation and Qualifying Accounts                                 16

       Schedules other than those listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a)    (3)  Exhibits
       -------------


       (10) - Executive Officers' Agreements.
       (13) - 1995 Annual Report to Shareholders.
       (24) - Consent of Independent Public Accountants.
       (27) - Financial Data Schedule (for SEC use only).

       The remaining exhibits required by Item 7 of Regulation S-K are omitted for the reason that they are not applicable or have previously been filed.

(b)    Reports on Form 8-K

       On January 24, 1996 a Form 8-K was filed under Item 5, Other Events, which reported that the company announced on January 17, 1996, that its President and CEO, George E. Powell III, intended to resign. Powell, 47, who was named to his current position in 1992, agreed to remain until a replacement candidate is selected and will be involved in identifying his successor. That selection is expected in the next few months. Powell will also continue his current Board term and stand for reelection when that term expires in April concurrent with the Annual Shareholders meeting. His father, George E. Powell, Jr. will remain as Chairman of the Board of Directors.

       On March 22, 1996 a Form 8-K was filed under Item 5, Other Events, which reported that the company announced on March 20, 1996 that A. Maurice Myers will become its new President and CEO. Myers was also appointed to the Board of Directors. Myers has substantial airline industry experience where he most recently served as President and Chief Operating Officer of America West Airlines and helped lead the airline's financial turnaround. Prior to joining America West in 1994, Myers served as President and CEO of Aloha Air Group based in Honolulu. Myers joined Aloha in 1983 after holding various marketing and financial positions with Continental Airlines, Merrill Lynch & Company and Ford Motor Company.

                         Report of Independent Public
                 Accountants on Financial Statement Schedule





To the Shareholders of Yellow Corporation:

       We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Yellow Corporation and Subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above (Schedule II) is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                                ARTHUR ANDERSEN LLP




Kansas City, Missouri,
January 31, 1996

                                                                     Schedule II

                      Yellow Corporation and Subsidiaries
                       Valuation and Qualifying Accounts
              For the Years Ended December 31, 1995, 1994 and 1993



--------------------------------------------------------------------------------------------------------------------------
|                                        |              |                              |                |              |
|          COL. A                        |  COL. B      |          COL. C              |    COL. D      |    COL. E
|                                        |              |                              |                |              |
 -------------------------------------------------------------------------------------------------------------------------
|                                        |              |        Additions             |                |              |
                                                         ------------------------------
|                                        |   Balance,   |     -1-        |    -2-         | Deductions- |   Balance,     |
|        Description                     |  Beginning   |   Charged      |   Charged      |   Describe  |    End Of      |
|                                        |  Of Period   |  To Costs      |  To Other      |      (1)    |    Period      |
|                                        |              |     And        |  Accounts-     |             |                |
|                                        |              |   Expenses     |  Describe      |             |                |
|                                        |              |                |                |             |                |
--------------------------------------------------------------------------------------------------------------------------

                                                                       (In Thousands)
Year ended December 31, 1995:
----------------------------
Deducted from asset account -
 Allowance for uncollectible
 accounts                                   $13,082         $13,855        $    -           $10,156        $16,781
                                            =======         =======        ======           =======        =======




Year ended December 31, 1994:
----------------------------
Deducted from asset account-
 Allowance for uncollectible
 accounts                                   $10,674         $ 9,375        $    -           $ 6,967        $13,082
                                            =======         =======        ======           =======        =======




Year ended December 31, 1993:
----------------------------
Deducted from asset account-
 Allowance for uncollectible
 accounts                                   $ 8,558         $ 8,521        $2,504 (2)       $ 8,909        $10,674
                                            =======         =======        ======           =======        =======




(1)  Primarily uncollectible accounts written off - net of recoveries.
(2)  Addition from Preston Corporation and subsidiaries acquired in February
     1993.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Yellow Corporation



                                      BY:    /s/ George E. Powell, Jr.
                                             -----------------------------------
                                             George E. Powell, Jr.
March 25, 1996                               Chairman of the Board of Directors



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




  /s/ H. A. Trucksess, III                           Senior Vice President -                       March 25, 1996
----------------------------
    H. A. Trucksess, III                             Finance/ Chief Financial
                                                     Officer and Treasurer



  /s/ George E. Powell III                           Director                                      March 25, 1996
----------------------------
    George E. Powell III



  /s/ M. Reid Armstrong                              Director                                      March 25, 1996
----------------------------
    M. Reid Armstrong



  /s/ David H. Hughes                                Director                                      March 25, 1996
----------------------------
    David H. Hughes



  /s/ William L. Trubeck                             Director                                      March 25, 1996
----------------------------
    William L. Trubeck