Form 10-Q
period 1996-03-31
YELLOW CORP
filed 1996-05-10
CIK 716006

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)


               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR


               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------    -----------------------

Commission file number 0-12255


                               YELLOW CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)



        Delaware                                                     48-0948788
- ---------------------------------                           -------------------
  (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                            Identification No.)


     10777 Barkley, P.O. Box 7563, Overland Park, Kansas            66207
     ---------------------------------------------------            -----
     (Address of principal executive offices)                       (Zip Code)

                               (913) 967-4300
                               --------------
            (Registrant's telephone number, including area code)

                                 No Changes
- --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                     ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class               Outstanding at April 30, 1996
                   -----               -----------------------------
           Common Stock, $1 Par Value              28,105,797 shares

                             YELLOW CORPORATION


                                    INDEX



Item                                                                        Page
                                                                            ----

                                   PART I


1. Financial Statements

   Consolidated Balance Sheets -
     March 31, 1996 and December 31, 1995                                     3

   Statements of Consolidated Income -
     Three Months Ended March 31, 1996 and 1995                               4

   Statements of Consolidated Cash Flows -
     Three Months Ended March 31, 1996 and 1995                               5

   Notes to Consolidated Financial Statements                                 6


2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations                            6





                                   PART II

4.Submission of Matters to a Vote of Security Holders                         8

5.Other Information                                                           9

6.Exhibits and Reports on Form 8-K                                            9

Signatures                                                                   10

                       PART I - FINANCIAL INFORMATION
                       ------------------------------
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

                         CONSOLIDATED BALANCE SHEETS
                     Yellow Corporation and Subsidiaries
                    March 31, 1996 and December 31, 1995
                  (Amounts in thousands except share data)
                                 (Unaudited)


                                              March 31    December 31
                                                1996          1995
                                            ------------  -----------
ASSETS

CURRENT ASSETS:
  Cash                                      $   15,725    $   25,861
  Short-term investments                           -           5,414
  Accounts receivable                          331,484       323,814
  Refundable income taxes                       49,351        49,529
  Prepaid expenses and other                    63,832        80,392
                                            ----------    ----------
    Total current assets                       460,392       485,010
                                            ----------    ----------

PROPERTY AND EQUIPMENT:
  Cost                                       1,984,937     1,989,389
  Less - Accumulated depreciation            1,091,910     1,067,541
                                            ----------    ----------
    Net property and equipment                 893,027       921,848
                                            ----------    ----------

OTHER ASSETS                                    26,699        28,039
                                            ----------    ----------

                                            $1,380,118    $1,434,897
                                            ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Unsecured bank credit lines               $   25,000   $     9,000
  Accounts payable and checks outstanding      102,077       154,653
  Wages and employees' benefits                144,647       134,178
  Other current liabilities                    143,955       142,040
  Current maturities of long-term debt           2,911         2,925
                                            ----------   -----------
    Total current liabilities                  418,590       442,796
                                            ----------   -----------

OTHER LIABILITIES:
  Long-term debt                               327,442       341,648
  Deferred income taxes                         54,227        56,032
  Claims, insurance and other                  171,500       171,744
                                            ----------   -----------
    Total other liabilities                    553,169       569,424
                                            ----------   -----------

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value                    28,858        28,858
  Capital surplus                                6,678         6,678
  Retained earnings                            390,443       404,761
  Treasury stock                               (17,620)      (17,620)
                                            ----------   -----------
    Total shareholders' equity                 408,359       422,677
                                            ----------   -----------

                                            $1,380,118    $1,434,897
                                            ==========   ===========


The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED INCOME
                     Yellow Corporation and Subsidiaries
             For the Three Months Ended March 31, 1996 and 1995
                (Amounts in thousands except per share data)
                                 (Unaudited)





                                               1996       1995
                                            ----------  ---------

OPERATING REVENUE                           $  741,678  $ 764,998
                                            ----------  ---------

OPERATING EXPENSES:
  Salaries, wages and benefits                 500,280    502,097
  Operating expenses and supplies              118,280    115,838
  Operating taxes and licenses                  29,617     28,959
  Claims and insurance                          17,351     20,414
  Communications and utilities                  11,325     11,469
  Depreciation                                  33,502     34,106
  Purchased transportation                      39,474     43,514
                                            ----------  ---------
    Total operating expenses                   749,829    756,397
                                            ----------  ---------

INCOME (LOSS) FROM OPERATIONS                   (8,151)     8,601
                                            ----------  ---------

NONOPERATING (INCOME) EXPENSES:
  Interest expense                               6,852      5,057
  Other, net                                       823     (2,282)
                                            ----------  ---------
    Nonoperating expenses, net                   7,675      2,775
                                            ----------  ---------

INCOME (LOSS) BEFORE INCOME TAXES              (15,826)     5,826

INCOME TAX PROVISION (BENEFIT)                  (1,575)     2,628
                                            ----------  ---------

NET INCOME (LOSS)                           $  (14,251) $   3,198
                                            ==========  =========


AVERAGE COMMON SHARES OUTSTANDING               28,106     28,106
                                            ==========  =========


EARNINGS (LOSS) PER SHARE                   $     (.51) $     .11
                                            ==========  =========




The accompanying notes are an integral part of these statements.

                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                     Yellow Corporation and Subsidiaries
             For the Three Months Ended March 31, 1996 and 1995
                           (Amounts in thousands)
                                 (Unaudited)





                                                           1996        1995
                                                         ---------   ---------
OPERATING ACTIVITIES:
    Net cash from (used in) operating activities         $ (10,174)  $   6,019
                                                         ---------   ---------

INVESTING ACTIVITIES:
  Acquisition of property and equipment                     (9,520)    (54,006)
  Proceeds from disposal of property and equipment           2,419       7,019
  Purchases of short-term investments                       (1,684)     (2,959)
  Proceeds from maturities of short-term investments         7,098       3,026
                                                         ---------   ---------
    Net cash used in investing activities                   (1,687)    (46,920)
                                                         ---------   ---------

FINANCING ACTIVITIES:
     Proceeds from unsecured bank credit lines, net         16,000     10,000
     Commercial paper borrowings, net                      (13,644)    38,852
     Repayment of long-term debt                              (631)      (662)
     Cash dividends paid to shareholders                         -     (6,605)
                                                         ---------  ---------
       Net cash from financing activities                    1,725     41,585
                                                         ---------  ---------

NET INCREASE (DECREASE) IN CASH                            (10,136)       684

CASH, BEGINNING OF PERIOD                                   25,861     17,613
                                                         ---------  ---------

CASH, END OF PERIOD                                      $  15,725  $  18,297
                                                         =========  =========




SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                                      $     977  $   3,647
                                                         =========  =========

  Interest paid                                          $   3,293  $   2,173
                                                         =========  =========


The accompanying notes are an integral part of these statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Yellow Corporation and Subsidiaries


1. The accompanying consolidated financial statements include the accounts of Yellow Corporation and its wholly-owned subsidiaries (the company) and have been prepared by the company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the results of operations for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the company's 1995 Annual Report to Shareholders.

2. The company provides freight transportation services primarily to the less-than-truckload (LTL) market in North America through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Preston Trucking Company, Inc. (Preston Trucking), Saia Motor Freight Line, Inc.
     (Saia) and WestEx, Inc. (WestEx). Yellow Technology Services, Inc. (Yellow Technology) supports the company's subsidiaries - primarily Yellow Freight - with information technology. Yellow Freight, the company's principal subsidiary, comprises approximately 77% of total revenue while Preston Trucking comprises approximately 14% and Saia comprises approximately 8%.

3. Effective January 1, 1996, the company adopted the Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The adoption did not have a material impact on the financial condition or results of operations of the company.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

              March 31, 1996 Compared to December 31, 1995


     Working capital remained relatively constant during the first three months of 1996, resulting in a $41.8 million positive working capital position at March 31, 1996 compared to $42.2 million at December 31, 1995. Accounts receivable growth was moderate during the period as increased revenue levels at the end of the respective periods of comparison were mostly offset by improvement in days sales outstanding, primarily at Yellow Freight.

     Total debt remained essentially unchanged during the first three months of 1996, showing a $1.8 million increase compared to December 31, 1995 levels. Bank credit line borrowings were used during the period to replace a portion of the commercial paper borrowings. Working capital and capital spending needs were funded by a cash dividend from Canadian operations of $23.0 million. In April, the company received a federal tax refund of $45 million which was used to pay down debt and improve the balance sheet. Net capital expenditures for the first three months of 1996 were $7.1 million. It is anticipated that the remaining net capital spending for 1996 will be approximately $57 million.


RESULTS OF OPERATIONS

          Comparison of Three Months Ended March 31, 1996 and 1995

     Yellow Corporation reported a net loss for the quarter of $14.3 million, or $.51 per share, including a non-recurring charge to the income tax provision of $6.7 million, or $.24 per share. This compares to net income of $3.2 million, or $.11 per share, in the first quarter of 1995. First quarter 1996 operating revenue was $741.7 million, down 3.0%, from the $765.0 million recorded during the same period last year. The loss, excluding the tax charge, was $7.6 million, or $.27 per share, and was in line with Wall Street expectations. The tax charge resulted from a cash dividend from Canadian operations of $23.0 million, which was used to pay down debt.

     Yellow Freight recorded operating revenue of $576.1 million in the first quarter of 1996 compared to $592.0 million in the first quarter of 1995, a decrease of 2.7%. This decrease was caused mainly by a 1.6% decline in the number of shipments handled and a 3.5% reduction in LTL tonnage. Pricing levels in the first quarter of 1996 were relatively static compared to the first quarter of 1995 as a result of price discounting in 1995 that more than offset the January 1996 rate increases.

     Yellow Freight had an operating loss of $2.3 million in the first quarter of 1996 compared to operating income of $9.1 million in the first quarter of 1995. Yellow Freight's operating ratio of 100.4 reflects increases in fixed costs, primarily the April 1, 1995 contract wage and benefit increases of 3.2%, as well as costs associated with the series of severe winter storms experienced in the first quarter of 1996. Higher costs also resulted from a decrease in the system load average attributable to a transit time improvement program implemented in the third quarter of 1995. Yellow Freight cost and pricing improvement initiatives proceeded according to plan resulting in some margin improvement. However, first quarter benefits were more than offset by the weather-related costs. Additional cost improvement at Yellow Freight is expected throughout the year even though contract wage and benefit increases of 3.8% went into effect April 1, 1996.

     Preston Trucking recorded operating revenue of $98.4 million in the first quarter of 1996 compared to $103.4 million in the first quarter of 1995, a decrease of 4.8%. Decreases in the number of shipments handled and LTL weight/shipment caused the lower revenue levels. Despite a January 1996 price increase, pricing levels in the first quarter of 1996 were relatively static compared to the first quarter of 1995 as a result of price discounting in 1995.

     Preston Trucking had an operating loss of $5.1 million in the first quarter of 1996 compared to operating income of $1.7 million in the first quarter of 1995. 1996 results include a 4.9% increase in contract wages and benefits on April 1, 1995. The relatively greater labor cost increase resulted from a wage reduction program approved in 1994 whereby employees received the contractual wage and benefit increases as well as a step-down in the wage reduction from 7.0% to 5.0%. During the first quarter of 1996, Preston employees agreed to freeze wages in lieu of the standard contract increase scheduled for April 1, 1996. Preston's operating performance also suffered extreme adverse impacts from the severe winter weather as its service area is concentrated in the Northeast and upper Midwest, yet on-time service remained superior resulting in continued market share gains.

     Saia recorded operating revenue of $60.7 million in the first quarter of 1996 compared to $49.2 million in the first quarter of 1995, an increase of 23.3%. This growth was caused by an increase in shipment volume of 23.0% reflecting increased tonnage of 18% compared to the first quarter 1995, due largely to expansion activities. Saia had operating income of $3.1 million in the first quarter of 1996 compared to operating income of $2.7 million in the first quarter of 1995. Saia's operating ratio was 94.9 compared to 94.6 in 1995. WestEx's expansion plan is on schedule and the business is expected to become profitable in 1997.


                         PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) Annual Meeting of Stockholders on April 25, 1996

(b) The following directors were elected with the indicated number of votes set forth below.


                                               For   Withheld
                                        ----------  ---------
    Klaus E. Agthe                      18,528,370  2,630,496
    Howard M. Dean                      18,528,507  2,630,359
    George E. Powell III                20,930,241    228,625


    The following directors did not stand for election and continued in office as a director after the Annual Meeting of Stockholders: M. Reid Armstrong, David H. Hughes, Ronald T. LeMay, John C. McKelvey, A. Maurice Myers, George E. Powell, Jr. and William L. Trubeck.

(c) An amendment to the Certificate of Incorporation eliminating the classification of the Board of Directors and reducing the minimum number of directors from nine to five was voted on and approved at the meeting by the following vote. For: 17,540,113, Against:
     1,200,900,  Abstention: 43,268,  No-vote: 2,374,585.

    A plan to pay fifty percent of the Board and Committee retainers of non-employee directors in company stock restricted for three years was voted on and approved at the meeting by the following vote. For:
    20,380,191,  Against: 326,637,  Abstention: 85,902,  No-vote: 366,136.

    The appointment of Arthur Andersen LLP as independent public accountants of the company for 1996 was voted on and approved at the meeting by the following vote. For: 20,976,693, Against: 140,042, Abstention: 42,131.


Item 5. Other Information

     On April 25, 1996, the Board of Directors designated the following individuals as executive officers of the company. A. Maurice Myers, President and Chief Executive Officer of the company, M. Reid Armstrong, President of Yellow Freight, William F. Martin, Jr., Senior Vice President - Legal/Corporate Secretary of the company and H. A. Trucksess, III, Senior Vice President - Finance/Chief Financial Officer and Treasurer.

     On April 25, 1996, the company announced at its Annual Shareholders meeting that George E. Powell, Jr. will retire as Chairman of the Board of Directors effective June 30 upon the attainment of the normal Board retirement age of 70. Powell will become Chairman Emeritus. A. Maurice Myers, recently appointed to the post of President and Chief Executive Officer, is appointed by the Board as Chairman effective upon Powell's retirement.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
     (3) - Amendment of Articles of Incorporation occasioned by declassification of the Board of Directors.
     (10) - Executive Officers' Agreement
     (27) - Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K

         On January 24, 1996 a Form 8-K was filed under Item 5, Other Events, which reported that the company announced on January 17, 1996, that its President and CEO, George E. Powell III, intended to resign. Powell agreed to remain until a replacement candidate is selected and will be involved in identifying his successor which is expected in the next few months. Powell will also continue his current Board term and stand for reelection when that term expires in April concurrent with the Annual Shareholders meeting. His father, George E. Powell, Jr. will remain as Chairman of the Board of Directors.

         On March 22, 1996 a Form 8-K was filed under Item 5, Other Events, which reported that the company announced on March 20, 1996 that A. Maurice Myers will become its new President and CEO. Myers was also appointed to the Board of Directors.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 YELLOW CORPORATION
                                           -----------------------------
                                                    Registrant


Date:      May  10, 1996                   /s/    A. Maurice Myers
     ---------------------------           -----------------------------
                                                  A. Maurice Myers
                                           President and Chief Executive
                                           Officer


Date:      May 10, 1996                    /s/   H. A. Trucksess, III
     ---------------------------           -----------------------------
                                                 H. A. Trucksess, III
                                           Senior Vice President - Finance/
                                           Chief Financial Officer & Treasurer