Form 10-Q
period 1996-06-30
YELLOW CORP
filed 1996-08-13
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________________ to _______________________


Commission file number 0-12255


                               YELLOW CORPORATION
             (Exact name of registrant as specified in its charter)



          Delaware                                      48-0948788
- ---------------------------------                   -------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)


     10990 Roe Avenue, P.O. Box 7563, Overland Park, Kansas     66207
     ------------------------------------------------------    --------
          (Address of principal executive offices)            (Zip Code)

                                 (913) 696-6100
                                 --------------
              (Registrant's telephone number, including area code)

           10777 Barkley, P.O. Box 7563, Overland Park, Kansas  66207
           ----------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                    ----        ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding at July 31, 1996
    --------------------------             ----------------------------
    Common Stock, $1 Par Value                   28,105,797 shares

                               YELLOW CORPORATION


                                     INDEX



Item                                                              Page


                                     PART I

1. Financial Statements

   Consolidated Balance Sheets -
    June 30, 1996 and December 31, 1995                            3

   Statements of Consolidated Income -
    Three Months and Six Months Ended June 30, 1996 and 1995       4

   Statements of Consolidated Cash Flows -
    Six Months Ended June 30, 1996 and 1995                        5

   Notes to Consolidated Financial Statements                      6

2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations                 6




                                    PART II


5. Other Information                                               9

6. Exhibits and Reports on Form 8-K                               10

Signatures                                                        10

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                      Yellow Corporation and Subsidiaries
                      June 30, 1996 and December 31, 1995
                    (Amounts in thousands except share data)
                                  (Unaudited)


                                            June 30   December 31
                                               1996          1995
                                          ----------   ----------
ASSETS

CURRENT ASSETS:
  Cash                                    $   16,925   $   25,861
  Short-term investments                           -        5,414
  Accounts receivable                        327,806      323,814
  Refundable income taxes                          -       49,529
  Prepaid expenses and other                  38,005       80,392
                                          ----------   ----------
    Total current assets                     382,736      485,010
                                          ----------   ----------

PROPERTY AND EQUIPMENT:
  Cost                                     1,995,537    1,989,389
  Less - Accumulated depreciation          1,112,890    1,067,541
                                          ----------   ----------
    Net property and equipment               882,647      921,848
                                          ----------   ----------

OTHER ASSETS                                  26,554       28,039
                                          ----------   ----------

                                          $1,291,937   $1,434,897
                                          ==========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Unsecured bank credit lines             $   10,000   $    9,000
  Accounts payable and checks outstanding    100,854      154,653
  Wages and employees' benefits              142,277      134,178
  Other current liabilities                  137,562      142,040
  Current maturities of long-term debt         3,245        2,925
                                          ----------   ----------
    Total current liabilities                393,938      442,796
                                          ----------   ----------

OTHER LIABILITIES:
  Long-term debt                             266,235      341,648
  Deferred income taxes                       45,885       56,032
  Claims, insurance and other                175,264      171,744
                                          ----------   ----------
    Total other liabilities                  487,384      569,424
                                          ----------   ----------

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value                  28,858       28,858
  Capital surplus                              6,678        6,678
  Retained earnings                          392,699      404,761
  Treasury stock                             (17,620)     (17,620)
                                          ----------   ----------
    Total shareholders' equity               410,615      422,677
                                          ----------   ----------

                                          $1,291,937   $1,434,897
                                          ==========   ==========


The accompanying notes are an integral part of these statements.

                       STATEMENTS OF CONSOLIDATED INCOME
                      Yellow Corporation and Subsidiaries
          For the Quarter and Six Months Ended June 30, 1996 and 1995
                  (Amounts in thousands except per share data)
                                  (Unaudited)






                                      Second Quarter             Six Months
                                   -------------------   -----------------------
                                     1996       1995        1996          1995
                                   --------   --------   ----------   ----------
OPERATING REVENUE                  $759,285   $773,825   $1,500,963   $1,538,823
                                   --------   --------   ----------   ----------
OPERATING EXPENSES:
  Salaries, wages and benefits      506,291    514,564    1,006,571    1,016,661
  Operating expenses and supplies   119,293    117,900      237,573      233,738
  Operating taxes and licenses       28,083     28,307       57,700       57,266
  Claims and insurance               16,945     16,808       34,296       37,222
  Communications and utilities       10,961     10,540       22,286       22,009
  Depreciation                       32,635     33,773       66,137       67,879
  Purchased transportation           36,663     46,067       76,137       89,581
                                   --------   --------   ----------   ----------
     Total operating expenses       750,871    767,959    1,500,700    1,524,356
                                   --------   --------   ----------   ----------

INCOME FROM OPERATIONS                8,414      5,866          263       14,467
                                   --------   --------   ----------   ----------

NONOPERATING (INCOME) EXPENSES:
  Interest expense                    5,203      5,720       12,055       10,777
  Other, net                         (1,219)    (1,408)        (396)      (3,690)
                                   --------   --------   ----------   ----------
     Nonoperating expenses, net       3,984      4,312       11,659        7,087
                                   --------   --------   ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES     4,430      1,554      (11,396)       7,380

INCOME TAX PROVISION                  2,411        515          836        3,143
                                   --------   --------   ----------   ----------

NET INCOME (LOSS)                  $  2,019   $  1,039   $  (12,232)  $    4,237
                                   ========   ========   ==========   ==========


AVERAGE COMMON SHARES OUTSTANDING    28,106     28,106       28,106       28,106
                                   ========   ========   ==========   ==========


EARNINGS (LOSS) PER SHARE          $    .07   $    .04   $     (.44)  $      .15
                                   ========   ========   ==========   ==========




The accompanying notes are an integral part of these statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                      Yellow Corporation and Subsidiaries
                For the Six Months Ended June 30, 1996 and 1995
                             (Amounts in thousands)
                                  (Unaudited)





                                                           1996       1995
                                                         --------   ---------
   OPERATING ACTIVITIES:
       Net cash from operating activities                $ 87,976   $   7,043
                                                         ---------  ---------

   INVESTING ACTIVITIES:
     Acquisition of property and equipment                (32,053)   (104,054)
     Proceeds from disposal of property and equipment       3,930      12,858
     Purchases of short-term investments                   (1,684)     (5,335)
     Proceeds from maturities of short-term investments     7,098       5,248
                                                         --------   ---------
       Net cash used in investing activities              (22,709)    (91,283)
                                                         ---------  ---------

   FINANCING ACTIVITIES:
     Proceeds from unsecured bank credit lines, net         1,000           -
     Commercial paper borrowings, net                     (62,426)     70,537
     Proceeds from issuance of long-term debt                   -      37,000
     Repayment of long-term debt                          (12,777)    (16,700)
     Cash dividends paid to shareholders                        -     (13,210)
     Reduction of Stock Sharing Plan debt guarantee             -      (4,961)
     Shares allocated by Stock Sharing Plan                     -       4,961
     Other, net                                                 -          (1)
                                                         --------   ---------
        Net cash (used in) from financing activities      (74,203)     77,626
                                                         --------   ---------

    NET DECREASE IN CASH                                   (8,936)     (6,614)

    CASH, BEGINNING OF PERIOD                              25,861      17,613
                                                         --------   ---------

    CASH, END OF PERIOD                                  $ 16,925   $  10,999
                                                         ========   =========

    SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes (received) paid, net                   $(42,063)  $   5,789
                                                         ========   =========

     Interest paid                                       $ 11,982   $   9,507
                                                         ========   =========




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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

                  June 30, 1996 Compared to December 31, 1995

     Working capital decreased $53.4 million during the first six months of 1996, resulting in a $11.2 million deficit working capital position at June 30, 1996 compared to a $42.2 million positive position at December 31, 1995. The decrease in working capital was mostly the result of a $45.2 million federal tax refund received in April which was used to pay down debt. The company can operate with a deficit working capital position because of rapid turnover of accounts receivable, effective cash management and ready access to funding provided by commercial paper, medium-term notes and flexible banking agreements. Accounts receivable growth was moderate during the period as increased revenue levels at the end of the respective periods of comparison were mostly offset by improvement in days sales outstanding, primarily at Yellow Freight.

     Total debt decreased by $74.1 million during the first six months of 1996, reflecting the $23.0 million cash dividend from Canadian operations in March and the $45.2 million federal tax refund in April. Net capital expenditures for the first six months of 1996 were $28.1 million, substantially less than the $66.1 million of depreciation expense during the period. It is anticipated that the remaining net capital spending for 1996 will be approximately $36 million.

     Effective August 2, 1996, Yellow Freight entered into a purchase agreement with a major bank which allows Yellow Freight to sell an interest of up to $150 million in a defined pool of accounts receivables. The agreement first involves the sale of the receivables to a special purpose corporation, Yellow Receivables Corporation, whose assets will be available to satisfy its obligations prior to any distribution to Yellow Freight. The proceeds of this facility, when used, will be available for general corporate purposes and will supplement the company's other existing borrowing sources.

RESULTS OF OPERATIONS

            Comparison of Three Months Ended June 30, 1996 and 1995

     Yellow Corporation reported net income for the quarter of $2.0 million, or $.07 per share, compared to net income of $1.0 million, or $.04 per share, in the second quarter of 1995. Second quarter 1996 operating revenue was $759.3 million, an increase over the same period last year when revenue on a comparable basis was $755.0 million. Total revenue for the second quarter of 1995 was $773.8 million, including $18.8 million from subsidiaries that have been realigned or sold.

     Yellow Freight recorded operating revenue of $580.6 million in the second quarter of 1996 compared to $595.3 million in the second quarter of 1995, a decrease of 2.5%. This decrease was caused mainly by a 4.3% decline in total tonnage, partially offset by a 2.3% increase in revenue per ton. The number of shipments handled was essentially the same as the second quarter of last year.

     Yellow Freight with an operating ratio of 98.5, recorded operating income of $8.9 million in the second quarter of 1996 compared to operating income of $8.0 million, or an operating ratio of 98.7 during the second quarter of 1995. While revenue per ton was up 2.3%, cost per ton increased only 1.5% for the second quarter compared to the same period last year. This performance reflects firming yields, and cost reduction initiatives including productivity improvements offset by a 3.8% Teamster wage and benefit hike, April 1. The quarter also saw an optimization of the company's transit time improvement program. This resulted in reduced costs while maintaining faster service in important business lanes.

     Preston Trucking recorded operating revenue of $105.3 million in the second quarter of 1996 compared to $104.8 million in the second quarter of 1995, an increase of .5%. The quarter saw modest improvement in pricing compared to the prior year quarter, offset by a small decrease in total tonnage. The number of shipments handled was essentially the same as the second quarter of last year.

     Preston Trucking improved its performance from the weather-impacted first quarter, recording an operating loss of $1.9 million compared to a second quarter 1995 operating loss of $1.3 million. The new management team at Preston is aggressively pursuing new revenue streams in addition to employing yield improvement and cost control programs designed to return the carrier to profitability. Positive signs of the programs were evident in June.

     Saia continued its positive contribution to the corporate bottom line with a 94.6 operating ratio. Operating income of $3.6 million on revenue of $65.5 million for the second quarter 1996 compares to operating income of $2.7 million on revenue of $51.3 million in the second quarter 1995. LTL tonnage was up 28.3% this quarter compared to the same time period last year, reflecting a similar percentage increase in the number of shipments handled. WestEx continues to perform according to plan, with rapidly increasing revenue from its California expansion. Increased density and improved margins are planned for 1997.

             Comparison of Six Months Ended June 30, 1996 and 1995

     For the first half of 1996, operating revenue was $1.50 billion, equal to $1.50 billion in the first half of 1995 on a comparable basis. Total revenue for the first half of 1995 was $1.54 billion, including $35.8 million from subsidiaries that have been realigned or sold. The net loss for the first six months of 1996 was $12.2 million, or $.44 per share, compared to net income of $4.2 million, or $.15 per share, for the same period last year. A non-recurring income tax charge and severe winter storms negatively impacted the company's first half 1996 performance causing the loss for the period. The non-recurring tax charge amounted to $6.7 million, or $.24 per share and resulted from a cash dividend from Canadian operations of $23.0 million which was used to pay down debt.

     Yellow Freight recorded operating revenue of $1.16 billion in the first half of 1996 compared to $1.19 billion in the first half of 1995, a 2.6% decrease. This decrease reflects lower tonnage levels partially offset by an improvement in revenue per ton. Operating income for the first six months of 1996 was $6.6 million compared to $17.1 million in the same period last year. The operating income deterioration is entirely due to a first quarter variance caused by a series of severe winter storms, a decrease in the system load average attributable to a transit time improvement program implemented in the third quarter of 1995, flat pricing and contractually higher labor expenses.

     Operating revenue for Preston Trucking in the first six months of 1996 was $203.7 million, down 2.1% compared to $208.1 million in 1995. This decrease reflects lower tonnage levels partially offset by an improvement in revenue per ton. The operating loss in the first six months of 1996 was $7.1 million compared to an operating profit of $.4 million in the same period last year. 1996 results include a 4.9% increase in contract wages and benefits on April 1, 1995. The relatively greater labor cost increase resulted from a wage reduction program approved in 1994 whereby employees received the contractual wage and benefit increases as well as a step-down in the wage reduction from 7.0% to 5.0%. During the first quarter of 1996, Preston employees agreed to freeze wages in lieu of the standard contract increase scheduled for April 1, 1996. Preston's operating performance also suffered extreme adverse impacts from the severe winter weather as its service area is concentrated in the Northeast and upper Midwest.

     Saia recorded operating revenue of $126.1 million in the first half of 1996 compared to $100.5 million in the same period of 1995, an increase of 25.5%. The increased revenue reflects a greater number of shipments handled this year compared to 1995. Operating income was $6.6 million for the first six months of 1996 compared to $5.3 million in the same period last year. For the balance of the year, Saia plans to continue to build its revenue density while controlling expenses in order to improve its operating margin.



                          PART II - OTHER INFORMATION

Item 5. Other Information

     On August 9, 1996 the Board of Directors announced the election of Carl W. Vogt as a Director of the company. Vogt, a senior partner in the Washington office of the law firm of Fulbright & Jaworski, L.L.P., will fill a vacant seat resulting from a retirement in June. Vogt was nominated by President Bush and confirmed by the Senate in June 1992 as Chairman of the National Transportation Safety Board (NTSB). He served until 1994. NTSB is an independent federal agency responsible for investigating major transportation accidents and recommending solutions to federal and state regulatory agencies. Prior to his confirmation as chief of that agency, Vogt was Director of Amtrak, a position that he was also nominated for by President Bush. He was confirmed for that position in 1991 and stepped down to take the reigns of the NTSB. Vogt is also a Director of the Alex Brown, Flag Investors Family of Funds, a mutual fund board and serves on a number of professional and civic boards and committees. He received his Bachelor of Arts from Williams College, in Williamstown, Massachusetts and his Juris Doctorate from the University of Texas Law School.

     On July 31, 1996 the company announced that Samuel A. Woodward has been named Senior Vice President - Operations and Planning for Yellow Corporation. He was also designated as an executive officer of the company. Woodward was formerly Senior Vice President and Managing Officer for SH&E, a management consulting firm located in New York. He will be responsible for profit improvements at the subsidiaries, the development of new business opportunities and overall strategic planning. Woodward's experience covers the airline, air freight and motor carrier industries. He has held senior management and Board of Director positions with several major transportation companies in the United States.

     On July 18, 1996 the Board of Directors of the company approved the 1996 Stock Option Plan (Exhibit 10.5), reserving 1,500,000 shares of the company's common stock for awards to key management personnel of the company and its operating subsidiaries, including the company's executive officers. On July 18th, the following executive officers received stock option grants of 75,000 shares each at $12.25 per share with 25% of said options becoming exercisable on each anniversary of the date of the award:

    William F. Martin, Jr.                 Senior Vice President - Legal/
                                           Corporate Secretary
    H.   A. Trucksess, III                 Senior Vice President - Finance/
                                           Chief Financial Officer & Treasurer
    Samuel A. Woodward                     Senior Vice President - Operations
                                           and Planning

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
     (10.4) - Executive Officers' Agreement
     (10.5) - Yellow Corporation - 1996 Stock Option Plan
     (27) - Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K

         On May 22, 1996 a Form 8-K was filed under Item 5, Other Events, which reported that the company announced on May 15, 1996 that M. Reid Armstrong, President of Yellow Freight System, Inc., the company's principal subsidiary, will retire effective June 1. Armstrong will also step down as a member of the company's Board of Directors. A national search is being conducted to fill the vacancy. In the interim, the company's President and CEO, A. Maurice Myers, will act in the capacity of President of Yellow Freight.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    YELLOW CORPORATION
                                            --------------------------------
                                                        Registrant


Date:     August 13, 1996                      /s/    A. Maurice Myers
     -------------------------              --------------------------------
                                                      A. Maurice Myers
                                            Chairman of the Board of Directors,
                                            President & Chief Executive Officer


Date:     August 13, 1996                      /s/   H. A. Trucksess, III
     -------------------------              --------------------------------
                                                     H. A. Trucksess, III
                                            Senior Vice President - Finance/
                                            Chief Financial Officer & Treasurer