Form 10-Q
period 1996-09-30
YELLOW CORP
filed 1996-11-12
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

                                     OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               -------------      ----------------

Commission file number 0-12255
                       -------

                               YELLOW CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                      48-0948788
 ---------------------------------                 -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification No.)


        10990 Roe Avenue, P.O. Box 7563, Overland Park, Kansas    66207
        ------------------------------------------------------  ----------
               (Address of principal executive offices)         (Zip Code)


                                 (913) 696-6100
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                   No Changes
-------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                     ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                   Outstanding at October 31, 1996
          --------------------------      -------------------------------
          Common Stock, $1 Par Value            28,105,797 shares

                               YELLOW CORPORATION


                                     INDEX



Item                                                               Page
----                                                               ----

                                     PART I
                                     ------


1.        Financial Statements

          Consolidated Balance Sheets -
          September 30, 1996 and December 31, 1995                   3

          Statements of Consolidated Income -
          Three and Nine Months Ended September 30, 1996 and 1995    4

          Statements of Consolidated Cash Flows -
          Nine Months Ended September 30, 1996 and 1995              5

          Notes to Consolidated Financial Statements                 6


2.        Management's Discussion and Analysis of
           Financial Condition and Results of Operations             6





                                    PART II


5.        Other Information                                         13


6.        Exhibits and Reports on Form 8-K                          13

Signatures                                                          13

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                      Yellow Corporation and Subsidiaries
                    September 30, 1996 and December 31, 1995
                    (Amounts in thousands except share data)
                                  (Unaudited)


                                                 September 30  December 31
                                                     1996         1995
                                                 ------------  -----------
      ASSETS

      CURRENT ASSETS:
        Cash                                      $   17,089   $   25,861
        Short-term investments                             -        5,414
        Accounts receivable                          299,884      323,814
        Refundable income taxes                            -       49,529
        Prepaid expenses and other                    37,016       80,392
                                                  ----------   ----------
          Total current assets                       353,989      485,010
                                                  ----------   ----------

      PROPERTY AND EQUIPMENT:
        Cost                                       1,994,650    1,989,389
        Less - Accumulated depreciation            1,133,184    1,067,541
                                                  ----------   ----------
          Net property and equipment                 861,466      921,848
                                                  ----------   ----------

      OTHER ASSETS                                    26,583       28,039
                                                  ----------   ----------
                                                  $1,242,038   $1,434,897
                                                  ==========   ==========
      LIABILITIES AND SHAREHOLDERS' EQUITY

      CURRENT LIABILITIES:
        Unsecured bank credit lines               $    4,000   $    9,000
        Accounts payable and checks outstanding       98,963      154,653
        Wages and employees' benefits                129,143      134,178
        Other current liabilities                    147,356      142,040
        Current maturities of long-term debt           3,138        2,925
                                                  ----------   ----------
          Total current liabilities                  382,600      442,796
                                                  ----------   ----------

      OTHER LIABILITIES:
        Long-term debt                               220,484      341,648
        Deferred income taxes                         45,516       56,032
        Claims, insurance and other                  173,840      171,744
                                                  ----------   ----------
          Total other liabilities                    439,840      569,424
                                                  ----------   ----------

      SHAREHOLDERS' EQUITY:
        Common stock, $1 par value                    28,858       28,858
        Capital surplus                                6,678        6,678
        Retained earnings                            401,682      404,761
        Treasury stock                               (17,620)     (17,620)
                                                  ----------   ----------
          Total shareholders' equity                 419,598      422,677
                                                  ----------   ----------
                                                  $1,242,038   $1,434,897
                                                  ==========   ==========


The accompanying notes are an integral part of these statements.

                       STATEMENTS OF CONSOLIDATED INCOME
                      Yellow Corporation and Subsidiaries
       For the Quarter and Nine Months Ended September 30, 1996 and 1995
                  (Amounts in thousands except per share data)
                                  (Unaudited)





                                        Third Quarter             Nine Months
                                       ---------------         -----------------
                                        1996      1995         1996         1995
                                       -----      ----         ----         ----
OPERATING REVENUE                   $790,444  $771,965   $2,291,407   $2,310,788
                                    --------  --------   ----------   ----------

OPERATING EXPENSES:
  Salaries, wages and benefits       517,838   523,470    1,524,409    1,540,131
  Operating expenses and supplies    115,750   118,607      353,323      352,345
  Operating taxes and licenses        27,898    28,512       85,598       85,778
  Claims and insurance                19,392    17,124       53,688       54,346
  Communications and utilities        10,484    11,166       32,770       33,175
  Depreciation                        32,423    33,694       98,560      101,573
  Purchased transportation            42,564    51,758      118,701      141,339
                                    --------  --------   ----------   ----------
     Total operating expenses        766,349   784,331    2,267,049    2,308,687
                                    --------  --------   ----------   ----------

INCOME (LOSS) FROM OPERATIONS         24,095   (12,366)      24,358        2,101
                                    --------  --------   ----------   ----------

NONOPERATING (INCOME) EXPENSES:
  Interest expense                     4,487     6,274       16,542       17,051
  Other, net                             168      (186)        (228)      (3,876)
                                    --------  --------   ----------   ----------
     Nonoperating expenses, net        4,655     6,088       16,314       13,175
                                    --------  --------   ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES     19,440   (18,454)       8,044      (11,074)

INCOME TAX PROVISION (BENEFIT)        10,501    (6,820)      11,337       (3,677)
                                    --------  --------   ----------   ----------

NET INCOME (LOSS)                   $  8,939  $(11,634)  $   (3,293)  $   (7,397)
                                    ========  ========   ==========   ==========


AVERAGE COMMON SHARES OUTSTANDING     28,106    28,106       28,106       28,106
                                    ========  ========   ==========   ==========


EARNINGS (LOSS) PER SHARE           $    .32  $   (.41)  $     (.12)  $     (.26)
                                    ========  ========   ==========   ==========




The accompanying notes are an integral part of these statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                      Yellow Corporation and Subsidiaries
             For the Nine Months Ended September 30, 1996 and 1995
                             (Amounts in thousands)
                                  (Unaudited)





                                                             1996        1995
                                                         ---------  ---------

   OPERATING ACTIVITIES:
       Net cash from operating activities                $150,964    $ 17,275
                                                         --------    --------

   INVESTING ACTIVITIES:
     Acquisition of property and equipment                (49,843)   (140,150)
     Proceeds from disposal of property and equipment      10,808      16,119
     Purchases of short-term investments                   (1,684)     (6,707)
     Proceeds from maturities of short-term investments     7,098       7,519
     Proceeds from sale of CSI/Reeves, Inc., net                -       5,106
                                                         --------    --------
       Net cash used in investing activities              (33,621)   (118,113)
                                                         --------    --------


FINANCING ACTIVITIES:
     Unsecured bank credit line borrowings, net            (5,000)     17,500
     Commercial paper borrowings, net                     (90,176)     71,607
     Proceeds from issuance of long-term debt                   -      47,748
     Repayment of long-term debt                          (30,939)    (22,349)
     Cash dividends paid to shareholders                        -     (13,210)
     Reduction of Stock Sharing Plan debt guarantee             -      (4,961)
     Shares allocated by Stock Sharing Plan                     -       4,961
     Other, net                                                 -          (1)
                                                         --------    --------
       Net cash (used in) from financing activities      (126,115)    101,295
                                                         --------    --------

NET INCREASE (DECREASE) IN CASH                            (8,772)        457

CASH, BEGINNING OF PERIOD                                  25,861      17,613
                                                         --------    --------

CASH, END OF PERIOD                                      $ 17,089    $ 18,070
                                                         =========   ========



SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes (received) paid, net                      $(35,094)   $ 10,313
                                                         ========    ========

  Interest paid                                          $ 14,155    $ 12,959
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

3. Effective January 1, 1996, the company adopted the Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The adoption has not had a material impact on the financial condition or results of operations of the company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

                September 30, 1996 Compared to December 31, 1995

     Effective August 2, 1996, Yellow Freight entered into a purchase agreement with a major bank which allows Yellow Freight to sell an interest of up to $150 million in a defined pool of accounts receivables. The agreement involves the sale of the receivables to a special purpose corporation, Yellow Receivables Corporation, whose assets will be available to satisfy its obligations prior to any distribution to Yellow Freight. This facility supplements the company's other existing borrowing sources and provides access to the A-1/P-1 rated commercial paper market.

     Working capital decreased $70.8 million during the first nine months of 1996, resulting in a $28.6 million deficit working capital position at September 30, 1996 compared to a $42.2 million positive position at December 31, 1995. The decrease in working capital was mostly the result of a $45.2 million federal tax refund received in April and the sale of $50 million in accounts receivable during the third quarter of 1996 under Yellow Freight's receivables purchase agreement described above. Proceeds from these transactions were used to pay down debt and for general corporate purposes. The company can operate with a deficit working capital position because of rapid turnover of accounts receivable, effective cash management and ready access to funding provided by commercial paper, medium-term notes and flexible banking agreements.

     Accounts receivable decreased $23.9 million during the first nine months of 1996 representing $50 million in sales proceeds from the receivables purchase agreement, partially offset by growth of $26.1 million. The growth was caused by a 17% increase in revenue levels during September 1996 compared to December 1995. Approximately one half of this growth was offset by improvement in days sales outstanding, primarily at Yellow Freight.

     Total debt decreased by $126.0 million during the first nine months of 1996, reflecting the $23.0 million cash dividend from Canadian operations in March, the $45.2 million federal tax refund in April and the $50.0 million in receivables sold during the third quarter. Net capital expenditures for the first nine months of 1996 were $39.0 million, substantially less than the $98.6 million of depreciation expense during the period. It is anticipated that the remaining net capital spending for 1996 will be less than $10 million.


RESULTS OF OPERATIONS

          Comparison of Three Months Ended September 30, 1996 and 1995

     Yellow Corporation reported net income for the quarter of $8.9 million, or $.32 per share, compared to a net loss of $11.6 million, or $.41 per share, in the third quarter of 1995. Third quarter 1996 operating revenue was $790.4 million, a 4.2% increase over the same period last year when revenue on a comparable basis was $758.6 million. Total revenue for the third quarter of 1995 was $772.0 million, including $13.4 million from subsidiaries that have been realigned or sold.

     The company's results are benefiting from aggressive cost reduction and productivity improvement initiatives. Although the company has seen some margin improvement, returns to shareholders remain unacceptable. Additional steps in restructuring and cost cutting will be taken prior to the end of the year as part of its program to improve profitability.

     Yellow Freight recorded operating revenue of $604.5 million in the third quarter of 1996 compared to $597.0 million in the third quarter of 1995, an increase of 1.3%. This increase was caused mainly by a 2.6% increase in revenue per ton reflecting a 2.2% increase in LTL pricing and a small decrease in LTL tonnage. The pricing improvement included the benefit of a fuel surcharge implemented on September 3, 1996 for Yellow Freight's general tariff customers, comprising approximately 50% of total business, and certain non-tariff customers.

     Yellow Freight with an operating ratio of 96.3, recorded operating income of $22.3 million in the third quarter of 1996 compared to an operating loss of $5.7 million, or an operating ratio of 101.0 during the third quarter of 1995. While revenue per ton was up 2.6%, cost per ton decreased 2.5% for the third quarter compared to the same period last year. This performance reflects improved revenue as well as cost reduction initiatives, which more than offset a 3.8% Teamster wage and benefit increase on April 1 and increased fuel prices. The cost reduction initiatives include a 6.4% improvement in Yellow Freight's load average from the third quarter of 1995 when new service enhancements were implemented, and cost savings pursuant to a $75 million annual savings plan announced in January 1996. The cost savings plan primarily involves expense reductions in general sales and administrative expenses as well as improved labor productivity due to benchmarking and best practices initiatives.

     Preston Trucking recorded operating revenue of $108.0 million in the third quarter of 1996 compared to $103.3 million in the third quarter of 1995, an increase of 4.5%. The quarter saw a 3.5% increase in LTL pricing and a 1.2% increase in LTL tonnage. Preston Trucking improved its performance from the first two quarters of the year, recording an operating ratio of 99.8 compared to a third quarter 1995 operating ratio of 102.9 or an operating loss of $3.0 million. Preston remains focused on achieving adequate profitability. This includes leveraging its high service offering to improve prices and tonnage, while continuing effective cost control.

     Saia Motor Freight, with a 97.1 operating ratio, contributed operating income of $2.0 million on revenue of $68.9 million for the third quarter of 1996. This compares to operating income of $2.0 million on revenue of $53.8 million in the third quarter of 1995. Saia's LTL tonnage increased 28 percent this quarter compared to the same period last year. Third quarter claims and employee related expenses increased and Saia management is focused on reducing these expenses to historical levels to produce the expected margin improvement.

     WestEx continues to perform according to expectations, doubling revenue. Increased load density and improved margins are planned for 1997.

          Comparison of Nine Months Ended September 30, 1996 and 1995

     For the first nine months of 1996, operating revenue was $2.29 billion, a 1.3% increase over the same period last year when revenue on a comparable basis was $2.26 billion. Total revenue for the first nine months of 1995 was $2.31 billion, including $49.1 million from subsidiaries that have been realigned or sold. The net loss for the first nine months of 1996 was $3.3 million, or $.12 per share, compared to a net loss of $7.4 million, or $.26 per share, for the same period last year. A non-recurring income tax charge and severe winter storms negatively impacted the company's first quarter 1996 performance causing the loss for the first nine months of this year. The non-recurring tax charge amounted to $6.7 million, or $.24 per share, and resulted from a cash dividend from Canadian operations of $23.0 million which was used to pay down debt.

     Yellow Freight recorded operating revenue of $1.76 billion in the first nine months of 1996 compared to $1.78 billion in the first nine months of 1995, a 1.3% decrease. This decrease reflects lower tonnage levels partially offset by an improvement in revenue per ton. Operating income for the first nine months of 1996 was $28.9 million compared to $11.4 million in the same period last year. The operating income improvement is due to improved pricing and the reversal of a decrease in the system load average caused by a transit time improvement program implemented in the third quarter of 1995. These improvements were partially offset by severe winter storms in the first quarter of 1996 and contractually higher labor expenses.

     Operating revenue for Preston Trucking in the first nine months of 1996 was $311.7 million, equal to the $311.5 million in the first nine months of 1995. This reflects improvement in revenue per ton offset by lower tonnage levels. The operating loss in the first nine months of 1996 was $6.8 million compared to an operating loss of $2.6 million in the same period last year.

     During the first quarter of 1996, Preston employees agreed to freeze wages in lieu of the standard contract increase scheduled for April 1, 1996. This action combined with a wage reduction plan approved in 1994 caused the discount of Preston wages to full scale pay rates to increase from approximately 5.0% to 7.0%. Preston's operating performance deterioration compared to the first nine months of 1995 is primarily due to the extreme adverse impacts suffered from the severe winter weather in the first quarter of 1996 as its service area is concentrated in the Northeast and upper Midwest.

     Saia recorded operating revenue of $195.1 million in the first nine months of 1996 compared to $154.4 million in the same period of 1995, an increase of 26.4%. The increased revenue reflects a greater number of shipments handled this year compared to 1995. Operating income was $8.6 million for the first nine months of 1996 compared to $7.3 million in the same period last year. For the balance of the year, Saia plans to continue to build its revenue density while controlling expenses in order to improve its operating margin.

                          Yellow Freight System, Inc.
                             Financial Information
               For the Quarter and Nine Months Ended September 30
                             (Amounts in thousands)




                                Third Quarter       %           Nine Months        %
                              -----------------            --------------------
                                 1996     1995   Change         1996      1995   Change
                              -------  --------  --------  ---------  ---------  ------

Operating revenue             604,477  596,998     1.3     1,761,182  1,784,291   (1.3)

Operating income               22,343   (5,712)               28,898     11,350

Operating ratio                  96.3    101.0                  98.4       99.4

Total assets at September 30                                 879,279  1,043,294





                                                         Third Quarter
                                Third Quarter      %     Amount/Workday       %
                             ------------------          ----------------
                                1996      1995  Change      1996     1995  Change
                            --------  --------  -------  -------  -------  -------
Workdays                                                    (64)     (63)
                                                         -------  -------
F/S Revenue          LTL     546,498   537,224     1.7   8,539.0  8,527.4      .1
                     TL       56,407    56,424       -     881.4    895.6    (1.6)
                     Other     1,572     3,350   (53.1)     24.6     53.2   (53.8)
                     Total   604,477   596,998     1.3   9,445.0  9,476.2     (.3)

Revenue excluding    LTL     546,498   537,224     1.7   8,539.0  8,527.4      .1
revenue recognition  TL       56,407    56,424       -     881.4    895.6    (1.6)
adjustment           Other     1,859         -              29.0        -
                     Total   604,764   593,648     1.9   9,449.4  9,423.0      .3

Tonnage              LTL       1,743     1,751     (.5)    27.23    27.79    (2.0)
                     TL          403       416    (3.1)     6.30     6.60    (4.6)
                     Total     2,146     2,167    (1.0)    33.53    34.40    (2.5)

Shipments            LTL       3,448     3,412     1.1     53.88    54.16     (.5)
                     TL           54        56    (3.6)      .84      .89    (5.1)
                     Total     3,502     3,468     1.0     54.72    55.05     (.6)

Revenue/cwt.         LTL       15.68     15.34     2.2
                     TL         6.99      6.78     3.1
                     Total     14.05     13.70     2.6

Revenue/shipment     LTL      158.49    157.48      .6
                     TL     1,044.37  1,015.56     2.8
                     Total    172.15    171.23      .5

                         Preston Trucking Company, Inc.
                             Financial Information
               For the Quarter and Nine Months Ended September 30
                             (Amounts in thousands)




                                Third Quarter         %              Nine Months          %
                              -----------------                -----------------------
                                 1996     1995      Change       1996          1995     Change
                              -------  --------  -----------  ---------     --------    ------
Operating revenue             107,990  103,332         4.5    311,672       311,458        .1

Operating income (loss)           216   (2,995)                (6,846)       (2,597)

Operating ratio                  99.8    102.9                  102.2         100.8

Total assets at September 30                                  156,091       174,300





                                                        Third Quarter
                              Third Quarter      %      Amount/Workday      %
                            ----------------           ----------------
                               1996     1995  Change      1996     1995  Change
                            -------  -------  -------  -------  -------  ------
Workdays                                                  (64)     (63)
                                                       -------  -------
F/S Revenue          LTL     94,892   90,580     4.8   1,482.7  1,437.8     3.1
                     TL      11,637   11,459     1.6     181.8    181.9       -
                     Other    1,461    1,293    13.0      22.8     20.5    11.2
                     Total  107,990  103,332     4.5   1,687.3  1,640.2     2.9

Revenue excluding    LTL     94,892   90,696     4.6   1,482.7  1,439.6     3.0
revenue recognition  TL      11,637   11,474     1.4     181.8    182.1     (.2)
adjustment           Other    1,522    1,295    17.5      23.8     20.6    15.7
                     Total  108,051  103,465     4.4   1,688.3  1,642.3     2.8

Tonnage              LTL        475      470     1.1      7.42     7.46     (.5)
                     TL         125      126     (.8)     1.95     2.00    (2.3)
                     Total      600      596      .7      9.38     9.46     (.9)

Shipments            LTL        884      871     1.5     13.81    13.83     (.1)
                     TL          18       18       -       .28      .29    (1.5)
                     Total      902      889     1.5     14.09    14.11     (.1)

Revenue/cwt.         LTL       9.98     9.64     3.5
                     TL        4.65     4.55     2.2
                     Total     8.87     8.57     3.5

Revenue/shipment     LTL     107.35   103.99     3.2
                     TL      653.14   643.46     1.5
                     Total   118.13   114.79     2.9

                         Saia Motor Freight Line, Inc.
                             Financial Information
               For the Quarter and Nine Months Ended September 30
                             (Amounts in thousands)




                                Third Quarter     %        Nine Months        %
                              ----------------          ------------------
                                 1996     1995  Change     1996      1995   Change
                              -------  -------  ------  --------  --------  ------

Operating revenue              68,946   53,846    28.0   195,093   154,370    26.4

Operating income                2,016    1,954             8,644     7,278

Operating ratio                  97.1     96.4              95.6      95.3

Total assets at September 30                             163,625   142,850





                                                       Third Quarter
                            Third Quarter        %     Amount/Workday       %
                            ----------------           ----------------
                               1996     1995  Change      1996    1995   Change
                            -------  -------  -------  -------  -------  -------
Workdays                                                  (64)    (63)
                                                       -------  -------
F/S Revenue          LTL     61,463   47,167    30.3     960.4   748.7     28.3
                     TL       7,483    6,679    12.0     116.9   106.0     10.3
                     Total   68,946   53,846    28.0   1,077.3   854.7     26.0

Revenue excluding    LTL     61,563   47,244    30.3     961.9   749.9     28.3
revenue recognition  TL       7,495    6,690    12.0     117.1   106.2     10.3
adjustment           Total   69,058   53,934    28.0   1,079.0   856.1     26.0

Tonnage              LTL        378      295    28.1      5.91    4.68     26.1
                     TL         130      134    (3.0)     2.03    2.13     (4.5)
                     Total      508      429    18.4      7.94    6.81     16.6

Shipments            LTL        712      564    26.2     11.13    8.95     24.3
                     TL          14       13     7.7       .22     .21      6.1
                     Total      726      577    25.8     11.34    9.16     23.9

Revenue/cwt.         LTL       8.14     7.99     1.9
                     TL        2.87     2.49    15.3
                     Total     6.79     6.27     8.3

Revenue/shipment     LTL      86.31    83.66     3.2
                     TL      548.82   525.08     4.5
                     Total    95.00    93.40     1.7

                          PART II - OTHER INFORMATION

Item 5. Other Information

     On October 25, 1996 Standard and Poor's Equity Services announced that effective with the close of trading on November 1, the company would no longer be included in the S&P 500 Index. On November 1, 1996 the company experienced an unusually high level of trading activity in its common stock, presumably from this announcement which has caused investors such as S&P 500 Index funds to sell the company's stock independent of the improved performance demonstrated in its recently released third quarter results.
     George E. Powell III, former President and CEO of the company, resigned from the Board of Directors effective September 30, 1996.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
     (10.6) - Receivables Purchase Agreement
     (10.7) - Receivables Sale Agreement
     (27) - Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K
         On September 16, 1996 a Form 8-K was filed under Item 5, Other Events, which reported that the company announced on September 6, 1996 that William
    D. Zollars will become the new President of Yellow Freight System, Inc., the company's largest subsidiary.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    YELLOW CORPORATION
                                        ----------------------------------------
                                                        Registrant


Date:    November 11, 1996              /s/  A. Maurice Myers
                                        ----------------------------------------
                                             A. Maurice Myers
                                             Chairman of the Board of Directors,
                                             President & Chief Executive Officer


Date:    November 11, 1996              /s/   H. A. Trucksess, III
                                        ----------------------------------------
                                              H. A. Trucksess, III
                                              Senior Vice President - Finance/
                                              Chief Financial Officer &
                                              Treasurer