Form 10-K
period 1996-12-31
YELLOW CORP
filed 1997-03-28
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended December 31, 1996
                          -----------------

                                       OR


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from ____________________ to _______________________

Commission file number 0-12255
                       -------

                               YELLOW CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                        48-0948788
-------------------------------                     ------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

10990 Roe Avenue, P.O.Box 7563, Overland Park, Kansas         66207
-----------------------------------------------------     ---------------
          (Address of principal executive offices)           (Zip Code)


     Registrant's telephone number, including area code:     (913) 696-6100
                                                            ---------------
     Securities registered pursuant to Section 12(b) of the Act:

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

                                 Yes  X      No
                                     ---        ---
The aggregate market value of the voting stock held by nonaffiliates of the registrant at March 14, 1997 was $456,812,606.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                     Class             Outstanding at March 14, 1997
                     -----             -----------------------------
           Common Stock, $1 Par Value        28,111,545 shares


                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Form 10-K:
     1)  1996 Annual Report to Shareholders - Parts I, II and IV
     2)  Proxy Statement dated March 12, 1997 - Part III

                               Yellow Corporation
                                   Form 10-K
                          Year Ended December 31, 1996


                                     Index

       Item                                                         Page
       ----                                                         ----
                                     PART I


         1.  Business                                                 3
         2.  Properties                                               9
         3.  Legal Proceedings                                        9
         4. Submission of Matters to a Vote of Security Holders 9 Executive Officers of the Registrant (Unnumbered Item) 10


                                    PART II

         5.  Market for the Registrant's Common Stock and Related
              Stockholder Matters                                    11
         6.  Selected Financial Data                                 11
         7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    11
         8.  Financial Statements and Supplementary Data             11
         9.  Disagreements on Accounting and Financial Disclosure    11


                                    PART III

        10.  Directors and Executive Officers of the Registrant      12
        11.  Executive Compensation                                  12
        12.  Security Ownership of Certain Beneficial Owners and
              Management                                             12
        13.  Certain Relationships and Related Transactions          12

                                    PART IV

        14.  Exhibits, Financial Statement Schedule and Reports
              on Form 8-K                                            13

        Report of Independent Public Accountants on Financial
          Statement Schedule                                         14

        Financial Statement Schedule                                 15

        Signatures                                                   16

        Amendment to Employment Agreement                  Exhibit (10.8)

        1996 Annual Report to Shareholders                  Exhibit (13)

        Consent of Independent Public Accountants           Exhibit (24)

                                     PART I


Item 1. Business.
------- ---------
(a) Yellow Corporation and its wholly-owned subsidiaries are collectively referred to as "the company". The company provides transportation services primarily to the less-than-truckload (LTL) market throughout North America. During 1996, the company's subsidiaries concentrated on improving profitability and debt reduction as described below.

(b) The company provides interstate transportation of general commodity freight, primarily LTL, by motor vehicle. The operation of the company is conducted among three primary business segments. Financial disclosures for these segments are presented in the Business Segments footnote on page 33 of the 1996 Annual Report to Shareholders which is incorporated herein by reference.

(c) Yellow Corporation is a holding company providing freight transportation services through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Preston Trucking Company, Inc. (Preston Trucking), Saia Motor Freight Line, Inc. (Saia), WestEx, Inc. (WestEx). Yellow Technology Services, Inc. (Yellow Technology) is a subsidiary which provides information technology services to the company and its subsidiaries. The company employed an average of 34,100 persons in 1996.

    Yellow Freight, the company's principal subsidiary, had operating revenue of $2.36 billion in 1996 (77% of the company's total revenue) and is based in Overland Park, Kansas. It is one of the nation's largest provider of LTL transportation services. It provides comprehensive national LTL service as well as international service to Mexico, Canada and, via alliances, Europe and the Asia/Pacific region.

    Preston Trucking is primarily a regional LTL carrier providing overnight and two-day delivery in 21 northeastern and upper midwestern states, Puerto Rico, Ontario and Quebec. Preston Trucking had operating revenue of $418 million in 1996 (13% of the company's total revenue) and is headquartered in Preston, Maryland.

    Saia is a regional LTL carrier that provides overnight and second-day service in eleven southeastern states and Puerto Rico. It had operating revenue of $264 million in 1996 (9% of the company's total revenue) and is headquartered in Atlanta, Georgia.

    WestEx provides one and two-day service in California, Arizona, New Mexico and parts of Texas and Nevada. WestEx had operating revenue of $33 million in 1996 and is headquartered in Phoenix, Arizona.

    Yellow Technology supports the company's subsidiaries - primarily Yellow Freight - with information technology. Its headquarters are in Overland Park, Kansas.

-------------------------

The operations of the freight transportation companies are partially regulated by the United States Department of Transportation and state regulatory bodies. The company's competition includes contract motor carriers, private fleets, railroads, other motor carriers and small shipment carriers. No single carrier has a dominant share of the motor freight market.

The company operates in a highly price-sensitive and competitive industry, making pricing, customer service and cost control major competitive factors. The motor carrier subsidiaries implemented general rate increases averaging in excess of 5.8% in January 1996 to cover increases in operating costs.
The full impact of rate increases is not realized immediately as a result of pricing that is on a contract basis and can only be increased when the contract is renewed or renegotiated. During 1996, the company experienced an improved pricing environment and better operating results after adjusting for a special charge at Yellow Freight in the fourth quarter of 1996 as described below.

Yellow Freight's revenue in 1996 was down 0.3 percent from 1995. In the fourth quarter of 1996, Yellow Freight recorded a special charge of $46.1 million ($28.3 million after taxes). The operating ratio, before the special charge impact, improved from 100.1 in 1995 to 98.5. Including the special charge, the operating ratio was 100.4. The special charge included the write down of certain nonoperating real estate and computer software assets, an early retirement program, the reduction of a company car program and other organizational design impacts, primarily severance. Management and organizational changes designed to sharpen customer focus and improve profitability at Yellow Freight preceded the special charge. Over a four month period nearly every facet of the organization was thoroughly examined. In early December 1996 Yellow Freight announced it was restructuring into five business units organized by geographic region.

Real estate write downs are part of an ongoing program to improve customer service and reduce operating expenses which has reduced the number of full terminals at Yellow Freight from 449 at the beginning of 1995 to 334 at the end of 1996. The write off of computer software involved specific technology developed in 1994 and the first half of 1995 which has not nor is intended to be placed in use in the foreseeable future. It represents a small portion of the company's investment in technology, the vast majority of which has achieved the desired results. Early retirement was taken by 130 employees while severance costs related to the layoff of 70 managerial and general office employees. Normal attrition is expected to result in further reductions of between 65 and 70 employees. Overall the organizational design changes lay the foundation for additional service improvements and cost reductions in all phases of Yellow Freight's future performance.

-------------------------

Tonnage declined by 2.8 percent while revenue per ton increased by 2.4 percent. The tonnage decline was due to market forces and Yellow Freight's efforts to improve pricing stability. In January 1996 Yellow Freight implemented a general rate increase averaging 5.8 percent which applied to its customers who do not have contracts. The 1996 revenue per ton improvement would have been greater but the intense price discounting experienced in the second half of 1995 resulted in the January 1996 rate increase being calculated on a depressed rate base. Revenue at Yellow Freight also increased from a fuel surcharge program implemented in September 1996 to offset higher fuel costs. Yellow Freight's LTL revenue per ton in the fourth quarter of 1996 was 4.7 percent higher than the fourth quarter of 1995.

Benefiting from aggressive cost reduction programs, operating expenses for Yellow Freight on a per ton basis were up only 0.6 percent in 1996. This was in spite of higher fuel costs throughout the year, severe winter weather experienced in the first quarter and a 3.8 percent increase on April 1 in union wages and benefits. During 1996, price increases in fuel cost Yellow Freight about $15 million. These additional costs were offset by a fuel hedging program and the fuel surcharge. Higher productivity, including an improvement in load average, helped moderate other increases in operating costs. The improvement in load average was especially evident when compared to the last half of 1995. Load average trended down significantly in that period due to the transit time improvement program implemented in the third quarter of 1995. As this program was adjusted, the down trend in load average was reversed and by the end of the second quarter of 1996 had substantially improved to levels being achieved prior to the program.

A series of focused cost reduction initiatives were begun at the end of 1995 which included employee reductions, general and administrative expense cutbacks, the implementation of a "best practices" program and a variety of other initiatives. The best practices program involves the use of those procedures being practiced at the most successful terminals throughout the network. During 1996 these programs achieved a targeted $75 million in cost reductions and involve a running rate which should benefit future years by a greater amount.

Preston Trucking's 1996 revenue increased 1.5 percent compared to 1995. The operating ratio for Preston Trucking in 1996 was 101.4, the same as in the prior year. Preston Trucking was adversely impacted by the severe winter weather in the first quarter of 1996 because of the concentration of its business in the Northeast and upper Midwest. In addition, first quarter results suffered from shipper uncertainty regarding a union vote on a company proposal to freeze wages which at that time were already 5.0 percent below full contract rates. In February, union members approved the wage proposal enabling Preston Trucking to avoid a 1.8 percent wage increase scheduled to be effective April 1, 1996, thus increasing the discount from full rates to
6.8 percent. Health, welfare and pension costs for union employees were not frozen and increased 9.0 percent on April 1, 1996.

-------------------------

In the second quarter, a new management team took over at Preston Trucking. As the year progressed Preston Trucking's results improved and were stronger than comparable 1995 periods. Preston recorded an operating ratio of 99.4 in the second half of the year, a 3.7 point improvement over the ratio in the last half of 1995. Nonunion employee turnover, which had been a significant problem, also improved dramatically to more reasonable levels.

Preston Trucking's revenue per ton improved 3.0 percent in 1996 over 1995. The improvement largely occurred in the second half of the year due to specific rate actions and programs to improve revenue quality. Preston Trucking implemented a fuel surcharge in June and a general rate increase that averaged 5.2 percent in late November. LTL revenue per ton was up 6.6 percent in the fourth quarter of 1996 compared to the fourth quarter of 1995. Preston Trucking was also able to offset higher fuel costs through a combination of a fuel hedging program and the fuel surcharge.

Saia's revenue grew 26.1 percent in 1996 compared to 1995. Total tonnage increased by 17.4 percent with LTL tonnage up 24.6 percent and truckload tonnage up 1.9 percent. The higher revenue and tonnage resulted from the full year impact of Saia's significant growth in geographical coverage during 1994 and 1995 as well as an overall improvement in lane density. Saia also benefited from a 7.4 percent improvement in revenue per ton partially due to a 2.4 percent increase in LTL revenue per ton as well as a higher concentration of LTL freight in the freight mix.

Saia's operating ratio improved to 95.9 compared to 96.3 in 1995. The improved yield was partially offset by higher salaries and wages which went from 58.8 percent of revenue to 59.8 percent of revenue in 1996 due to wage increases and a higher mix of LTL freight. Higher fuel cost and claims and insurance expense increases were offset by lower purchased transportation expense which declined due to the purchase of additional equipment and better asset utilization.

WestEx continued its rapid growth, almost doubling its revenue in 1996 as compared to 1995.

Debt reduction has been a priority at the company throughout 1996. Management committed to reducing debt by at least $100 million by year-end. Total debt declined from $354 million to $196 million at year-end 1996. Almost $117 million of commercial paper was repaid, $9 million of unsecured bank lines were paid off and medium term notes were reduced by over $23 million. Historically, the company has generated strong cash flows from operating activities. The decreased capital spending described in Item 2 - Properties provided the largest source of funding for debt paydown. A portion of the reduction was also achieved through the sale of $45 million under an accounts receivable sales agreement described below. Additionally, the company received a federal income tax refund totaling $45 million and repatriated approximately $23 million from a Canadian subsidiary.

-------------------------

Early in 1996 a major rating agency lowered its rating on the company's commercial paper. While the company continued to issue commercial paper throughout 1996 it became a less cost effective way to finance short-term working capital needs. In August 1996 the company entered into an $150 million, three year accounts receivable revolving sales agreement with a major bank. This agreement permits the sale of accounts receivable to a wholly owned special purpose corporation which in turn sells an undivided interest to a third party affiliate of the bank. Funds raised by this method are less expensive to the company than issuing commercial paper.

Working capital declined from a positive $42 million at year-end 1995 to a negative $34 million at year-end 1996. The company can operate with negative working capital because of the quick turnover of its accounts receivable and its ready access to sources of short-term liquidity.

Future Outlook
Throughout 1996 the company has made many changes designed to improve future performance, especially at Yellow Freight. The restructuring of Yellow Freight into five business units is designed to decentralize responsibility for critical business processes. Decisions that touch the customer will be made more quickly in order to be more responsive to their shipping expectations.
The new alignment will also allow more efficient use of the leading edge technology Yellow Freight has developed to react more quickly to customer needs.

Cost reduction initiatives begun at Yellow Freight in late 1995 were successfully pursued and achieved targeted savings of $75 million in 1996. These programs will have a full year impact in 1997 and are expected to save in excess of $90 million. A second phase of cost reduction initiatives, based on recommendations of employee teams who studied various operational areas at Yellow Freight, will be implemented in 1997 and should further reduce costs by an additional increment. In connection with some of these recommendations, Yellow Freight filed a change of operations with the Teamsters on January 31, 1997. The operations change is expected to be implemented in April 1997, and is projected to increase the use of rail transportation from 18 percent to 27 percent of over the road miles thereby lowering costs. The increased use of rail, improved productivity and continued terminal network enhancements seek to improve the company's asset utilization and return on capital.

On April 1, 1997 Yellow Freight's wages and benefits will increase approximately 3.8 percent as required by the terms of the industry collective bargaining agreement with the Teamsters. This agreement extends through March 31, 1998.

Effective January 1997 Yellow Freight implemented a general rate increase of
5.2 percent and maintained a separate fuel surcharge program. These increases seek to not only offset ongoing cost increases but also help improve shareholder returns which continue to be inadequate. Similar rate increases for the other operating subsidiaries were implemented in late 1996. The LTL trucking industry remains highly competitive and the company intends to improve its shareholder returns through aggressive cost management, improved asset utilization and an increased focus on marketing and customer service.

-------------------------

Preston Trucking seeks to continue its positive momentum in 1997. Plans to further improve performance in 1997 focus on pricing discipline, improved marketing, and improvements in labor productivity. The wage freeze plan approved by its union employees in 1996 means it will not have to raise wages on April 1. This will then leave Preston Trucking wages 8.9 percent below full-scale pay levels. Health, welfare and pension benefit costs, however, will increase by 8.2 percent on April 1, 1997. Preston's labor agreement also extends until March 31, 1998.

Saia plans to improve its margins and leverage the benefits of recent year expansions and tonnage increases. Productivity improvements are an important priority as well as better pricing, improved marketing and further tonnage growth. This growth, however, is expected to come more from building business density in existing service areas rather than from geographical expansion. WestEx expects to continue to grow rapidly through increased business density. A small operating profit is planned for WestEx in 1997.

Management anticipates that the company's liquidity will be adequate and that its financial condition will continue to improve in 1997. Operating results should improve in 1997 and capital expenditures, while higher than in 1996, will still be below the expected depreciation for the year, thus allowing some additional debt reduction. To ensure short-term liquidity, the company has a $200 million bank credit agreement that expires in June 2000. While this facility is also used to provide letters of credit, approximately $145 million remained available at year-end 1996. In addition, $105 million of capacity remained available under the accounts receivable sales agreement at year-end 1996. Access to this facility, however, is dependent on the company having adequate eligible receivables, as defined under the agreement, available for sale. Finally, the company also expects to continue to have access to the commercial paper market and to short-term unsecured bank credit lines.

The foregoing information contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors. The strength of the national economy, the actions of competitors especially as they affect pricing stability, the impact of weather on company operations, union relations, actual future costs of operating expenses such as fuel and related taxes, self-insurance claims and employee wages and benefits, actual costs of continuing investments in revenue equipment and technology, availability and cost of capital and the ability of the company to implement the cost reduction programs discussed are all significant variables affecting future performance.

Item 2. Properties.
------- -----------

The freight transportation companies each operate a network of freight terminal facilities. At December 31, 1996, the company operated a total of 577 freight terminals located in 50 states, Puerto Rico, parts of Canada and Mexico. Of this total, 283 were owned terminals and 294 were leased, generally for terms of three years or less. The number of vehicle back-in doors totaled 18,638, of which 14,214 were at owned terminals and 4,424 were at leased terminals. The freight terminals vary in size ranging from one to three doors at small local terminals, up to 304 doors at Yellow Freight's largest consolidation and distribution terminal. Substantially all of the larger terminals, containing the greatest number of doors, are owned. In addition, the company and most of its subsidiaries own and occupy general office buildings in their headquarters city.

At December 31, 1996, the company's subsidiaries operated the following number of linehaul units: tractors - 5,364, 27' and 28' trailers - 33,313 and 45' and 48' trailers - 6,341. The number of city units operated were: trucks and tractors - 7,799 and trailers - 5,394.

The above facilities and equipment are used in the interstate transportation of general commodity freight. The company's facilities and equipment are adequate to meet current business requirements. Net capital expenditures in 1996 totaled $46 million and were split between revenue equipment and other equipment (primarily information technology to support Yellow Freight's improvements in customer service and freight management). About half of the net capital spending was for Saia with the remaining portion being primarily Yellow Freight. Revenue equipment expenditures were primarily for additional and replacement equipment to support the growth in business at Saia and to replace some revenue equipment at Yellow Freight.

The company expects moderate growth in 1997 and has projected no significant changes to its operational capacity. Projected net capital expenditures for 1997 are $109 million. Net revenue equipment expenditures of $89 million for 1997 are primarily for replacement units at Yellow Freight and Saia. The other capital expenditures of $27 million will be primarily for additional investments in information technology.


Item 3. Legal Proceedings.
------- ------------------
The information set forth under the caption "Commitments and Contingencies" in the Notes to Consolidated Financial Statements on page 30 of the registrant's Annual Report to Shareholders for the year ended December 31, 1996, is incorporated by reference under Item 14 herein.


Item 4. Submission of Matters to a Vote of Security Holders.
------- ----------------------------------------------------
None.

Executive Officers of the Registrant
------------------------------------

The names, ages and positions of the executive officers of the company as of March 14, 1997 are listed below. Officers are appointed annually by the Board of Directors at their meeting which immediately follows the annual meeting of shareholders.



        Name            Age              Position(s) Held
        ----            ---              ----------------

A. Maurice Myers        56   President and Chief Executive Officer of the
                             company (since March 1996); President and Chief
                             Operating Officer of America West Airlines, Inc.
                             (January 1994 - December 1995); President and
                             Chief Executive Officer of Aloha Air Group, Inc.
                             (prior to January 1994)

William F. Martin, Jr.  49   Senior Vice President - Legal/Corporate Secretary
                             of the company (since December 1993); Vice
                             President and Secretary of the company (prior to December 1993); Vice President and Secretary of
                             Yellow Freight (prior to May 1992)

H. A. Trucksess, III    47   Treasurer of the company (since December 1995);
                             Senior Vice President - Finance and Chief
                             Financial Officer of the company (since June
                             1994); Vice President and Chief Financial Officer of Preston Corporation (prior to June 1994)

Samuel A. Woodward      47   Senior Vice President - Operations and Planning of
                             the company (since July 1996); Senior Vice
                             President and Managing Officer of SH&E (management consulting)(prior to July 1996)



The terms of each officer of the company designated above are scheduled to expire April 24, 1997. The terms of each officer of the subsidiary companies are scheduled to expire on the date of the next annual meeting of shareholders of that company. No family relationships exist between any of the executive officers named above.

                                    PART II


Item 5. Market for the Registrant's Common Stock and Related Stockholder
------- ----------------------------------------------------------------
        Matters.
        --------

The information set forth under the caption "Common Stock" on page 34 of the registrant's Annual Report to Shareholders for the year ended December 31, 1996, is incorporated by reference under Item 14 herein.


Item 6. Selected Financial Data.
------- ------------------------

The information set forth under the caption "Financial Summary" on pages 18 and 19 of the registrant's Annual Report to Shareholders for the year ended December 31, 1996, is incorporated by reference under Item 14 herein.


Item 7. Management's Discussion and Analysis of Financial Condition and
------- ---------------------------------------------------------------
        Results of Operations.
        ----------------------

"Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 10 through 16 of the registrant's Annual Report to Shareholders for the year ended December 31, 1996, is incorporated by reference under Item 14 herein.


Item 8. Financial Statements and Supplementary Data.
------- --------------------------------------------

The financial statements and supplementary information, appearing on pages 20 through 34 of the registrant's Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference under Item 14 herein.


Item 9. Disagreements on Accounting and Financial Disclosure.
------- -----------------------------------------------------
None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.
-------- ---------------------------------------------------

The information regarding Directors of the registrant has previously been reported in the registrant's definitive proxy statement, filed pursuant to Regulation 14A, and is incorporated by reference. For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.


Item 11. Executive Compensation.
-------- -----------------------

This information has previously been reported in the registrant's definitive proxy statement, filed pursuant to Regulation 14A, and is incorporated by reference. The Employment Agreement between A. Maurice Myers, President and Chief Executive Officer, and the company, has previously been filed and is incorporated by reference. On March 3, 1997, Paragraph 4(b) of the Employment Agreement was amended as described in Exhibit 10.8.


Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------- ---------------------------------------------------------------

This information has previously been reported in the registrant's definitive proxy statement, filed pursuant to Regulation 14A, and is incorporated by reference.


Item 13. Certain Relationships and Related Transactions.
-------- -----------------------------------------------

This information has previously been reported in the registrant's definitive proxy statement, filed pursuant to Regulation 14A, and is incorporated by reference.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a) (1)  Financial Statements
    -------------------------

    The following information appearing in the 1996
    Annual Report to Shareholders is incorporated by
    reference in this Form 10-K Annual Report as
    Exhibit (13):
                                                           Page
                                                           ----
    Management's Discussion and Analysis of
     Financial Condition and Results of Operations        10-16
    Financial Summary                                     18-19
    Consolidated Financial Statements                     20-33
    Report of Independent Public Accountants                 33
    Quarterly Financial Information                          34
    Common Stock                                             34


    With the exception of the aforementioned information, the 1996 Annual Report to Shareholders is not deemed filed as part of this report. Financial statements other than those listed are omitted for the reason that they are not required or are not applicable. The following additional financial data should be read in conjunction with the consolidated financial statements in such 1996 Annual Report to Shareholders.

(a) (2)  Financial Statement Schedule
    ---------------------------------
                                                            Page
                                                            ----
    Report of Independent Public Accountants on
     Financial Statement Schedule                            14

    For the years ended December 31, 1996, 1995 and 1994:
     Schedule II - Valuation and Qualifying Accounts         15


    Schedules other than those listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a) (3)  Exhibits
    -------------

    (10.8) - Amendment to Employment Agreement.
    (13) - 1996 Annual Report to Shareholders.
    (24) - Consent of Independent Public Accountants.
    (27) - Financial Data Schedule (for SEC use only).

    The remaining exhibits required by Item 7 of Regulation S-K are omitted for the reason that they are not applicable or have previously been filed.

(b) Reports on Form 8-K
    -------------------
    No reports on Form 8-K were filed for the three months ended December 31, 1996.

                          Report of Independent Public
                          ----------------------------
                  Accountants on Financial Statement Schedule
                  -------------------------------------------




To the Shareholders of Yellow Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Yellow Corporation and Subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above (Schedule II) is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                           ARTHUR ANDERSEN LLP




Kansas City, Missouri,
January 31, 1997

                                                                    Schedule II

                      Yellow Corporation and Subsidiaries
                       Valuation and Qualifying Accounts
              For the Years Ended December 31, 1996, 1995 and 1994





          COL. A                  COL. B                         COL. C                    COL. D            COL. E

-----------------------------   ----------     -------------------------------------       --------         ---------
                                                             Additions
                                               --------------------------------------
                                 Balance,            -1-                 -2-              Deductions-       Balance,
        Description             Beginning         Charged             Charged              Describe          End Of
                                Of Period        To Costs             To Other               (1)             Period
                                                   And                Accounts-
                                                 Expenses             Describe
-----------------------------   ----------     -------------------------------------       --------         ---------
                                                                (In Thousands)


Year ended December 31, 1996:
-----------------------------
Deducted from asset account -
 Allowance for uncollectible
 accounts                             $16,781   $19,287            $-                       $22,249           $13,819
                                      =======   =======             =========               =======           =======




Year ended December 31, 1995:
-----------------------------
Deducted from asset account -
 Allowance for uncollectible
 accounts                             $13,082   $13,855            $-                       $10,156             $16,781
                                      =======   =======            ==========               =======             =======




Year ended December 31, 1994:
-----------------------------
Deducted from asset account-
 Allowance for uncollectible
 accounts                             $10,674   $ 9,375            $-                       $ 6,967             $13,082
                                      =======   =======            ==========               =======             =======





(1) Primarily uncollectible accounts written off - net of recoveries. 1996 also includes $3.5 million for receivables sold under the accounts receivable sales agreement.

                                   Signatures
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Yellow Corporation


                                     BY: /s/ A. Maurice Myers
                                        ---------------------
                                         A. Maurice Myers
                                         President, Chief Executive Officer and
March 25, 1997                           Chairman of the Board of Directors



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ H. A. Trucksess, III   Senior Vice President -        March 25, 1997
------------------------   Finance/Chief Financial
    H. A. Trucksess, III   Officer and Treasurer




/s/ Howard M. Dean         Director                       March 25, 1997
-----------------------
    Howard M. Dean



/s/ David H. Hughes        Director                       March 25, 1997
-----------------------
    David H. Hughes



/s/ William L. Trubeck     Director                       March 25, 1997
-----------------------
    William L. Trubeck



/s/ Carl W. Vogt           Director                       March 25, 1997
-----------------------
    Carl W. Vogt