Form 10-Q
period 1997-03-31
YELLOW CORP
filed 1997-05-13
CIK 716006

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________


Commission file number 0-12255


                              YELLOW CORPORATION
                              ------------------
            (Exact name of registrant as specified in its charter)



           Delaware                                              48-0948788
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


10990 Roe Avenue, P.O. Box 7563, Overland Park, Kansas              66207
------------------------------------------------------            ----------
     (Address of principal executive offices)                     (Zip Code)


                                 (913) 696-6100
                                 --------------
              (Registrant's telephone number, including area code)

                                   No Changes
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No
                                     ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                    Outstanding at April 30, 1997
         -----                                    -----------------------------
Common Stock, $1 Par Value                               28,116,241 shares

                              YELLOW CORPORATION


                                    INDEX


Item                                                            Page
----                                                            ----

                                    PART I
                                    ------
1. Financial Statements

   Consolidated Balance Sheets -
   March 31, 1997 and December 31, 1996                           3

   Statements of Consolidated Income -
   Three Months Ended March 31, 1997 and 1996                     4

   Statements of Consolidated Cash Flows -
   Three Months Ended March 31, 1997 and 1996                     5

   Notes to Consolidated Financial Statements                     6


2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations                  6





                                    PART II
                                    -------

4. Submission of Matters to a Vote of Security                   12
   Holders

6. Exhibits and Reports on Form 8-K                              12

Signatures                                                       13

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                         ITEM 1.  FINANCIAL STATEMENTS
                         -------  --------------------

                          CONSOLIDATED BALANCE SHEETS
                      Yellow Corporation and Subsidiaries
                      March 31, 1997 and December 31, 1996
                    (Amounts in thousands except share data)
                                  (Unaudited)


                                             March 31    December 31
                                                  1997          1996
                                           ------------  -----------
ASSETS

CURRENT ASSETS:
  Cash                                      $   39,161   $   24,800
  Accounts receivable                          282,641      280,758
  Refundable income taxes                            -        6,150
  Prepaid expenses and other                    62,478       78,300
                                           ------------  -----------
    Total current assets                       384,280      390,008
                                           ------------  -----------

PROPERTY AND EQUIPMENT:
  Cost                                       1,949,299    1,965,798
  Less - Accumulated depreciation            1,165,183    1,153,108
                                           ------------  -----------
    Net property and equipment                 784,116      812,690
                                           ------------  -----------

OTHER ASSETS                                    24,078       25,109
                                           ------------  -----------

                                            $1,192,474   $1,227,807
                                           ============  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and checks outstanding   $  102,325   $  151,538
  Wages and employees' benefits                145,933      132,255
  Other current liabilities                    141,915      136,251
  Current maturities of long-term debt           3,027        3,661
                                           ------------  -----------
    Total current liabilities                  393,200      423,705
                                           ------------  -----------

OTHER LIABILITIES:
  Long-term debt                               185,041      192,492
  Deferred income taxes                         28,032       31,555
  Claims, insurance and other                  184,097      184,355
                                           ------------  -----------
    Total other liabilities                    397,170      408,402
                                           ------------  -----------

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value                    28,863       28,863
  Capital surplus                                6,745        6,745
  Retained earnings                            384,116      377,712

  Treasury stock                               (17,620)     (17,620)
                                           ------------  -----------
    Total shareholders' equity                 402,104      395,700
                                           ------------  -----------

                                            $1,192,474   $1,227,807
                                           ============  ===========


The accompanying notes are an integral part of these statements.

                       STATEMENTS OF CONSOLIDATED INCOME
                      Yellow Corporation and Subsidiaries
               For the Three Months Ended March 31, 1997 and 1996
                  (Amounts in thousands except per share data)
                                  (Unaudited)





                                                    1997        1996
                                               ---------  ----------
OPERATING REVENUE                              $ 785,144  $  741,678
                                               ---------  ----------

OPERATING EXPENSES:
  Salaries, wages and benefits                   515,048     500,280
  Operating expenses and supplies                120,951     118,280
  Operating taxes and licenses                    29,200      29,617
  Claims and insurance                            17,327      17,351
  Communications and utilities                    11,219      11,325
  Depreciation                                    30,213      33,502
  Purchased transportation                        46,014      39,474
                                               ---------  ----------
    Total operating expenses                     769,972     749,829
                                               ---------  ----------

INCOME (LOSS) FROM OPERATIONS                     15,172      (8,151)
                                               ---------  ----------

NONOPERATING (INCOME) EXPENSES:
  Interest expense                                 3,903       6,852
  Other, net                                        (249)        823
                                               ---------  ----------
    Nonoperating expenses, net                     3,654       7,675
                                               ---------  ----------

INCOME (LOSS) BEFORE INCOME TAXES                 11,518     (15,826)

INCOME TAX PROVISION (BENEFIT)                     5,017      (1,575)
                                               ---------  ----------

NET INCOME (LOSS)                              $   6,501  $  (14,251)
                                               =========  ==========


AVERAGE COMMON SHARES OUTSTANDING                 28,112      28,106
                                               =========  ==========


EARNINGS (LOSS) PER SHARE                      $     .23  $     (.51)
                                               =========  ==========



The accompanying notes are an integral part of these statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                      Yellow Corporation and Subsidiaries
               For the Three Months Ended March 31, 1997 and 1996
                             (Amounts in thousands)
                                  (Unaudited)





                                                           1997        1996
                                                      ---------   ---------
OPERATING ACTIVITIES:
     Net cash from (used in) operating activities     $  25,136   $ (10,174)
                                                      ---------   ---------

INVESTING ACTIVITIES:
  Acquisition of property and equipment                  (7,856)     (9,520)
  Proceeds from disposal of property and equipment        5,118       2,419
  Purchases of short-term investments                         -      (1,684)
  Proceeds from maturities of short-term investments          -       7,098
                                                      ---------   ---------
     Net cash used in investing activities               (2,738)     (1,687)
                                                      ---------   ---------

FINANCING ACTIVITIES:
  Unsecured bank credit lines, net                            -      16,000
  Commercial paper, net                                   1,787     (13,644)
  Repayment of long-term debt                            (9,824)       (631)
                                                      ---------   ---------
     Net cash from (used in) financing activities        (8,037)      1,725
                                                      ---------   ---------

NET INCREASE (DECREASE) IN CASH                          14,361     (10,136)

CASH, BEGINNING OF PERIOD                                24,800      25,861
                                                      ---------   ---------

CASH, END OF PERIOD                                   $  39,161   $  15,725
                                                      =========   =========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                                   $   1,030   $     977
                                                      =========   =========

  Interest paid                                       $   2,247   $   3,293
                                                      =========   =========



The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Yellow Corporation and Subsidiaries

1. The accompanying consolidated financial statements include the accounts of Yellow Corporation and its wholly-owned subsidiaries (the company) and have been prepared by the company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the results of operations for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the company's 1996 Annual Report to Shareholders.

2. The company provides freight transportation services primarily to the less-than-truckload (LTL) market in North America through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Preston Trucking Company, Inc. (Preston Trucking), Saia Motor Freight Line, Inc.
     (Saia) and WestEx, Inc. (WestEx). Yellow Services, Inc., formerly Yellow Technology Services, Inc., (Yellow Services) supports the company's subsidiaries - primarily Yellow Freight - with information technology and other services. Yellow Freight, the company's principal subsidiary, comprises approximately 75% of total revenue while Preston Trucking comprises approximately 14% and Saia comprises approximately 10%.

3. For periods ended after December 15, 1997, the company will be required to report basic and diluted earnings per share in accordance with recently released Financial Accounting Standards Board Statement No. 128, Earnings Per Share. The accounting change will not impact reported earnings per share data for the quarter ended March 31, 1997, or any 1996 quarters.
     The dilutive impact of outstanding options and other securities during those periods was not material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

                  March 31, 1997 Compared to December 31, 1996
                  --------------------------------------------

     Working capital increased during the first three months of 1997, resulting in an $8.9 million deficit working capital position at March 31, 1997 compared to $33.7 million deficit position at December 31, 1996. The improvement in working capital was mostly the result of a reduction in accounts payable and outstanding checks. Accounts receivable remained relatively constant during the period as growth due to increased revenue levels at the end of the respective periods of comparison were mostly offset by the sale of $25.0 million in accounts receivable under Yellow Freight's receivables purchase agreement. The company can operate with a deficit working capital position because of rapid turnover of accounts receivable, effective cash management and ready access to funding.

     Total debt during the first three months of 1997 decreased $8.1 million. Cash flows from operations were sufficient to pay down debt and cover capital spending. Net capital expenditures for the first three months of 1997 were $2.7 million. It is anticipated that the remaining net capital spending for 1997 will be approximately $106.6 million.

RESULTS OF OPERATIONS

            Comparison of Three Months Ended March 31, 1997 and 1996

     Operating revenue in the first quarter was $785.1 million, a 5.9 percent increase over first quarter 1996 revenue of $741.7 million. Net income for the quarter was $6.5 million, or $.23 per share, versus a 1996 first quarter net loss of $14.3 million, or $.51 per share. Operating income was $15.2 million, a $23.3 million improvement from 1996 when the company recorded an $8.1 million operating loss in the first quarter.

     During the first quarter, Yellow Freight reported operating income of $15.4 million, a $17.7 million gain from the 1996 first quarter when it recorded an operating loss of $2.3 million. Yellow Freight revenue for the 1997 period was $598.8 million, a 3.9 percent increase from first quarter 1996 revenue of $576.1 million. Yellow Freight's operating ratio improved to 97.4, from 100.4 in the 1996 first quarter.

     Yellow Freight's improved performance was due primarily to a 4.6 percent increase in tonnage-per-day, a 2.7 percent average increase in LTL freight rates and an aggressive cost-control program. Including truckload impacts, revenue per ton increased by 1.7 percent over the prior year's quarter while costs per ton decreased by 1.6 percent.

     During 1996, Yellow Freight trimmed more than $75 million in expenses. During 1997, the company expects to achieve cumulative savings of $142 million. This is comprised of $90 million in a full year of savings from cost reductions implemented in 1996, $58 million from additional programs designed to increase workforce productivity and create other efficiencies, less approximately $6 million in nonrecurring second quarter relocation expenses resulting from a change of operations in mid-April. The savings will be partially offset by the $44 million impact of a contract wage and benefit increase for Yellow Freight's Teamster employees that became effective April 1, 1997. The change of operations is expected to increase Yellow Freight's utilization of lower-cost rail service to a run rate of 27 percent of total linehaul miles from 18 percent in 1996.

     As further described in the footnotes to the 1996 consolidated financial statements, Yellow Freight recorded a special charge of $46.1 million, or $28.3 million after taxes in the fourth quarter of 1996. The major components of the charge and subsequent activity are as summarized below (amounts in millions):

                                             Cumulative
                                             -------------------
                                                                  March 31,
                                   Original  Favorable   Paid or   1997
                                    Charge   Revisions  Utilized  Balance
                                   --------  ---------  --------  ---------
    Write down nonoperating
     real estate                    $16.5         $-       $1.1     $15.4
    Write off computer software       8.4          -        8.4         -
    Early retirement program         13.7          -       13.7         -
    Company car program reduction     3.6         .4        3.2         -
    Severance and organization
     design                           3.9         .2         .9       2.8
                                   --------  ---------  --------  ---------
    Total charge before taxes       $46.1        $.6      $27.3     $18.2
                                   ========  =========  ========  =========


     Marketing efforts continue on nonoperating real estate. During the first quarter of 1997, nonoperating property written down in the charge to $1.4 million was sold for $1.4 million, utilizing a portion of the write down. As disclosed in the footnotes to the 1996 consolidated financial statements, the pension benefit obligation under defined benefit pension plans increased $12.9 million in 1996 as a result of the 130 employees electing the early retirement program. Other early retirement program costs were paid in cash in the first quarter of 1997. All company car reduction program costs were paid in cash in the first quarter of 1997. Severance payments are expected to continue through the first quarter of 1998. Revisions to estimates were reflected in operations during the first quarter of 1997.

     Preston Trucking, a regional carrier serving the northeastern and upper midwestern U.S., reported first quarter revenue of $103.5 million, up 5.2 percent from 1996 first quarter revenue of $98.4 million. Preston Trucking narrowed its quarter-to-quarter operating losses from $5.1 million in 1996 to $2.9 million in 1997. The operating ratio improved from 105.2 in the 1996 quarter to 102.8 in the 1997 quarter.

     Saia, a regional carrier serving the southeastern U.S., recorded revenue of $72.4 million, up 19.3 percent from $60.7 million in the 1996 first quarter. Operating income was $3.6 million, compared with $3.1 million in the 1996 period. The operating ratio for the 1997 first quarter was 95.0, versus 94.9 in 1996.

     Both Preston Trucking and Saia are positioned to benefit from industry consolidation as two regional competitors have recently exited the market. WestEx continued on track with its development plan, recording revenue of $10.4 million, a 59.6 percent increase over first quarter 1996 revenue of $6.5 million. WestEx is a regional carrier serving California and parts of the southwestern U.S.

     The above information includes forward-looking statements. Actual future results could differ materially from those projected in such statements as a result of a number of factors which could negatively impact the company, including adverse weather conditions, the price and availability of diesel fuel, competitor pricing activity and a downturn in general economic activity.

                          Yellow Freight System, Inc.
                             Financial Information
                         For the Quarter Ended March 31
                             (Amounts in thousands)




                                  First Quarter           %
                                  -------------------
                                     1997       1996   Change
                                  --------  ---------  ------
Operating revenue                 598,827     576,077     3.9

Operating income (loss)            15,445      (2,324)

Operating ratio                      97.4       100.4

Total assets at March 31          884,593   1,015,483



                                                               First Quarter
                                     First Quarter       %     Amount/Workday        %
                                  -------------------          -----------------
                                     1997      1996    Change     1997      1996  Change
                                  --------  ---------  ------  --------  -------  ------
Workdays                                                          (63)      (64)
                                                               --------  -------
F/S Revenue                LTL    545,147   521,532      4.5   8,653.1   8,148.9     6.2
                           TL      55,066    51,835      6.2     874.1     809.9     7.9
                           Other   (1,386)    2,710              (22.0)     42.3
                           Total  598,827   576,077      3.9   9,505.2   9,001.2     5.6

Revenue excluding revenue  LTL    545,147   521,532      4.5   8,653.1   8,148.9     6.2
recognition adjustment     TL      55,066    51,835      6.2     874.1     809.9     7.9
                           Other      839     2,344               13.3      36.6
                           Total  601,052   575,711      4.4   9,540.5   8,995.5     6.1

Tonnage                    LTL      1,677     1,648      1.8     26.62     25.75     3.4
                           TL         402       372      8.1      6.38      5.81     9.8
                           Total    2,079     2,020      2.9     33.00     31.56     4.6

Shipments                  LTL      3,372     3,243      4.0     53.52     50.67     5.6
                           TL          53        50      6.0       .84       .78     7.7
                           Total    3,425     3,293      4.0     54.37     51.45     5.7

Revenue/cwt.               LTL      16.25     15.82      2.7
                           TL        6.84      6.97     (1.9)
                           Total    14.43     14.19      1.7

Revenue/shipment           LTL     161.69    160.81       .5
                           TL    1,031.83  1,040.01      (.8)
                           Total   175.25    174.12       .7

                         Preston Trucking Company, Inc.
                             Financial Information
                         For the Quarter Ended March 31
                             (Amounts in thousands)




                                     First Quarter       %
                                  ------------------
                                     1997      1996   Change
                                  --------  --------  ------
Operating revenue                 103,488    98,390     5.2

Operating income (loss)            (2,891)   (5,131)

Operating ratio                     102.8     105.2

Total assets at March 31          156,404   166,990




                                                              First Quarter
                                     First Quarter       %    Amount/Workday       %
                                  ------------------          ----------------
                                     1997      1996   Change     1997     1996  Change
                                  --------  --------  ------  -------  -------  ------
Workdays                                                         (62)     (64)
                                                              -------  -------
F/S Revenue                LTL     91,465    86,486     5.8   1,475.2  1,351.3     9.2
                           TL      11,080    11,001      .7     178.7    171.9     4.0
                           Other      943       903     4.4      15.2     14.1     7.8
                           Total  103,488    98,390     5.2   1,669.2  1,537.3     8.6

Revenue excluding revenue  LTL     91,465    86,486     5.8   1,475.2  1,351.3     9.2
recognition adjustment     TL      11,080    11,001      .7     178.7    171.9     4.0
                           Other    1,354     1,247     8.6      21.8     19.5    12.1
                           Total  103,899    98,734     5.2   1,675.8  1,542.7     8.6

Tonnage                    LTL        439       436      .7      7.08     6.81     3.9
                           TL         122       116     5.2      1.97     1.81     8.6
                           Total      561       552     1.6      9.05     8.63     4.9

Shipments                  LTL        832       827      .6     13.42    12.92     3.9
                           TL          17        16     6.3       .27      .25     9.7
                           Total      849       843      .7     13.69    13.17     4.0

Revenue/cwt.               LTL      10.41      9.91     5.0
                           TL        4.53      4.74    (4.4)
                           Total     9.13      8.82     3.5

Revenue/shipment           LTL     109.94    104.67     5.0
                           TL      660.96    677.78    (2.5)
                           Total   120.83    115.71     4.4

                         Saia Motor Freight Line, Inc.
                             Financial Information
                         For the Quarter Ended March 31
                             (Amounts in thousands)




                                    First Quarter      %
                                  ----------------
                                    1997      1996  Change
                                  -------  -------  ------
Operating revenue                 72,420    60,688   19.3

Operating income                   3,595     3,073

Operating ratio                     95.0      94.9

Total assets at March 31         162,293   148,773




                                                            First Quarter
                                    First Quarter      %    Amount/Workday      %
                                  ----------------          ----------------
                                     1997     1996  Change     1997    1996   Change
                                  -------  -------  ------  -------  -------  ------
Workdays                                                      (63)    (64)
                                                            -------  -------
F/S Revenue                LTL     64,523   53,296   21.1   1,024.2   832.8    23.0
                           TL       7,897    7,392    6.8     125.3   115.5     8.5
                           Total   72,420   60,688   19.3   1,149.5   948.3    21.2

Revenue excluding revenue  LTL     64,583   53,350   21.1   1,025.1   833.6    23.0
recognition adjustment     TL       7,904    7,413    6.6     125.5   115.8     8.3
                           Total   72,487   60,763   19.3   1,150.6   949.4    21.2

Tonnage                    LTL        376      325   15.7      5.97    5.08    17.5
                           TL         128      132   (3.0)     2.03    2.06    (1.5)
                           Total      504      457   10.3      8.00    7.14    12.0

Shipments                  LTL        719      622   15.6     11.41    9.72    17.4
                           TL          13       14   (7.1)      .21     .22    (5.7)
                           Total      732      636   15.1     11.62    9.94    16.9

Revenue/cwt.               LTL       8.58     8.20    4.6
                           TL        3.08     2.80   10.0
                           Total     7.18     6.64    8.1

Revenue/shipment           LTL      89.77    85.64    4.8
                           TL      576.62   551.19    4.6
                           Total    98.87    95.46    3.6

                         PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) Annual Meeting of Stockholders on April 24, 1997

(b) The following directors were elected with the indicated number of votes set forth below.


                                              For   Withheld
                                       ----------  ---------
                   Klaus E. Agthe      22,497,226  2,082,670
                   Cassandra C. Carr   24,308,498    271,398
                   Howard M. Dean      22,496,319  2,083,577
                   David H. Hughes     24,388,924    190,972
                   Ronald T. LeMay     24,383,529    196,367
                   John C. McKelvey    24,390,099    189,797
                   A. Maurice Myers    24,398,760    181,136
                   William L. Trubeck  24,391,224    188,672
                   Carl W. Vogt        24,335,849    244,047


(c) Amendments to the Directors' Stock Compensation Plan eliminating restrictions on the stock awards, permitting the Directors to take up to 100% of Board and Committee retainers in company common stock and inclusion of a stock option provision in the Plan were voted on and approved at the meeting by the following vote. For: 21,778,885, Against:
     1,416,768,  Abstention: 1,384,242.

(d) Adoption of the 1996 Stock Option Plan was voted on and approved at the meeting by the following vote. For: 21,494,602, Against: 1,714,597,
     Abstention: 1,370,696.

(e) The appointment of Arthur Andersen LLP as independent public accountants of the company for 1997 was voted on and approved at the meeting by the following vote. For: 24,319,455, Against: 223,516, Abstention: 36,925.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
     (27) - Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K
     No reports on Form 8-K were filed for the three months ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                YELLOW CORPORATION
                                                ------------------
                                                    Registrant



Date:      May  12, 1997                     /s/    A. Maurice Myers
                                             -----------------------------------
                                                    A. Maurice Myers
                                             Chairman of the Board of Directors,
                                             President & Chief Executive Officer


Date:      May 12, 1997                      /s/   H. A. Trucksess, III
                                             -----------------------------------
                                                   H. A. Trucksess, III
                                             Senior Vice President - Finance/
                                             Chief Financial Officer & Treasurer