Form 10-Q
period 1997-06-30
YELLOW CORP
filed 1997-08-13
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)


[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997
                               -------------
                                       OR


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

                                 Yes  X      No
                                     ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                        Outstanding at July 31, 1997
             -----                        ----------------------------
  Common Stock, $1 Par Value                    28,418,460 shares

                              YELLOW CORPORATION


                                    INDEX



Item                                                                      Page
----                                                                      ----

                                    PART I
                                    ------

1. Financial Statements

   Consolidated Balance Sheets -
    June 30, 1997 and December 31, 1996                                     3

   Statements of Consolidated Income -
    Three and Six Months Ended June 30, 1997 and 1996                       4

   Statements of Consolidated Cash Flows -
    Three and Six Months Ended June 30, 1997 and 1996                       5

   Notes to Consolidated Financial Statements                               6

2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations                           8

                                   PART II
                                   -------

6. Exhibits and Reports on Form 8-K                                        15

Signatures                                                                 16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                      Yellow Corporation and Subsidiaries
                      June 30, 1997 and December 31, 1996
                    (Amounts in thousands except share data)


                                                      June 30     December 31
                                                         1997            1996
                                                   ----------     -----------
ASSETS

CURRENT ASSETS:
  Cash                                             $   21,529      $   24,800
  Accounts receivable                                 341,137         280,758
  Refundable income taxes                                   -           6,150
  Prepaid expenses and other                           35,641          78,300
                                                   ----------      ----------
     Total current assets                             398,307         390,008
                                                   ----------      ----------

PROPERTY AND EQUIPMENT:
  Cost                                              1,947,212       1,965,798
  Less - Accumulated depreciation                   1,178,260       1,153,108
                                                   ----------      ----------
     Net property and equipment                       768,952         812,690
                                                   ----------      ----------

OTHER ASSETS                                           23,351          25,109
                                                   ----------      ----------
                                                   $1,190,610      $1,227,807
                                                   ==========      ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and checks outstanding          $  108,189      $  151,538
  Wages and employees' benefits                       149,942         132,255
  Other current liabilities                           141,728         136,251
  Current maturities of long-term debt                  2,825           3,661
                                                   ----------      ----------
     Total current liabilities                        402,684         423,705
                                                   ----------      ----------

OTHER LIABILITIES:
  Long-term debt                                      171,077         192,492
  Deferred income taxes                                22,450          31,555
  Claims, insurance and other                         178,227         184,355
                                                   ----------      ----------
     Total other liabilities                          371,754         408,402
                                                   ----------      ----------

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value                           28,868          28,863
  Capital surplus                                       6,837           6,745
  Retained earnings                                   398,087         377,712
  Treasury stock                                      (17,620)        (17,620)
                                                   ----------      ----------
     Total shareholders' equity                       416,172         395,700
                                                   ----------      ----------
                                                   $1,190,610      $1,227,807
                                                   ==========      ==========


The accompanying notes are an integral part of these statements.

               STATEMENTS OF CONSOLIDATED OPERATIONS (Unaudited)
                      Yellow Corporation and Subsidiaries
           For the Three and Six Months Ended June 30, 1997 and 1996
                  (Amounts in thousands except per share data)



                                          Three Months              Six Months
                                    ------------------  ----------------------
                                        1997      1996        1997        1996
                                    --------  --------  ----------  ----------
OPERATING REVENUE                   $844,437  $759,285  $1,629,581  $1,500,963
                                    --------  --------  ----------  ----------

OPERATING EXPENSES:
  Salaries, wages and benefits       543,827   506,291   1,058,875   1,006,571
  Operating expenses and supplies    123,730   119,293     244,681     237,573
  Operating taxes and licenses        28,416    28,083      57,616      57,700
  Claims and insurance                18,655    16,945      35,982      34,296
  Communications and utilities        10,372    10,961      21,591      22,286
  Depreciation                        29,125    32,635      59,338      66,137
  Purchased transportation            63,237    36,663     109,251      76,137
                                    --------  --------  ----------  ----------
     Total operating expenses        817,362   750,871   1,587,334   1,500,700
                                    --------  --------  ----------  ----------
INCOME FROM OPERATIONS                27,075     8,414      42,247         263
                                    --------  --------  ----------  ----------

NONOPERATING (INCOME) EXPENSES:
  Interest expense                     3,150     5,203       7,053      12,055
  Other, net                            (968)   (1,219)     (1,217)       (396)
                                    --------  --------  ----------  ----------
     Nonoperating expenses, net        2,182     3,984       5,836      11,659
                                    --------  --------  ----------  ----------

INCOME (LOSS) BEFORE INCOME TAXES     24,893     4,430      36,411     (11,396)

INCOME TAX PROVISION                  10,918     2,411      15,935         836
                                    --------  --------  ----------  ----------

NET INCOME (LOSS)                   $ 13,975  $  2,019  $   20,476  $  (12,232)
                                    ========  ========  ==========  ==========


AVERAGE COMMON SHARES OUTSTANDING     28,115    28,106      28,113      28,106
                                    ========  ========  ==========  ==========


EARNINGS (LOSS) PER SHARE           $    .50  $    .07  $      .73  $     (.44)
                                    ========  ========  ==========  ==========


The accompanying notes are an integral part of these statements.

              STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
                     Yellow Corporation and Subsidiaries
               For the Six Months Ended June 30, 1997 and 1996
                            (Amounts in thousands)



                                                         1997       1996
                                                      ---------   ---------
OPERATING ACTIVITIES:
     Net cash from operating activities               $  33,565   $  87,976
                                                      ---------   ---------

INVESTING ACTIVITIES:
  Acquisition of property and equipment                 (26,565)    (32,053)
  Proceeds from disposal of property and equipment       11,884       3,930
  Purchases of short-term investments                         -      (1,684)
  Proceeds from maturities of short-term investments          -       7,098
                                                      ---------   ---------
     Net cash used in investing activities              (14,681)    (22,709)
                                                      ---------   ---------

FINANCING ACTIVITIES:
  Unsecured bank credit lines, net                            -       1,000
  Commercial paper, net                                 (11,832)    (62,426)
  Repayment of long-term debt                           (10,420)    (12,777)
  Other, net                                                 97           -
                                                      ---------   ---------
     Net cash used in financing activities              (22,155)    (74,203)
                                                      ---------   ---------

NET DECREASE IN CASH                                     (3,271)     (8,936)

CASH, BEGINNING OF PERIOD                                24,800      25,861
                                                      ---------    ---------

CASH, END OF PERIOD                                   $  21,529   $  16,925
                                                      =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes (received) paid, net                     $  13,377   $ (42,063)
                                                      =========   =========
Interest paid                                         $   6,605   $  11,982
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

2. The company provides freight transportation services primarily to the less-than-truckload (LTL) market in North America through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Preston Trucking Company, Inc. (Preston Trucking), Saia Motor Freight Line, Inc.
     (Saia) and WestEx, Inc. (WestEx). Yellow Services, Inc., formerly Yellow Technology Services, Inc. (Yellow Services) supports the company's subsidiaries - primarily Yellow Freight - with information technology and other services. Yellow Freight, the company's principal subsidiary, comprises approximately 75 percent of total revenue while Preston Trucking comprises approximately 14 percent and Saia comprises approximately 10 percent.

3. For periods ended after December 15, 1997, the company will be required to report basic and diluted earnings per share in accordance with recently released Financial Accounting Standards Board Statement No. 128, Earnings Per Share. The accounting change will result in a basic earnings per share of $.50 and diluted earnings per share of $.49 for the quarter ended June 30, 1997. Under the new standard, basic and diluted earnings per share will equal previously reported earnings per share for the quarter ended March 31, 1997, and all 1996 quarters. The dilutive impact of outstanding options and other securities during those periods was not material.

4. As further described in the footnotes to the 1996 consolidated financial statements, Yellow Freight recorded a special charge of $46.1 million, or $28.3 million after taxes in the fourth quarter of 1996. The major components of the charge and subsequent activity are as summarized below (amounts in millions):

                                        Quarter Ended June 30, 1997
                               --------------------------------------------
                               Beginning    Favorable    Paid or    Ending
                               Balance      Revisions    Utilized   Balance
                               ---------    ---------    --------   -------
Write down nonoperating
  real estate                  $   15.4     $     -      $   1.3    $   14.1
Severance and organization
  design                            2.8           -          2.0          .8
                               ---------    -------      -------    --------
Total charge before taxes      $   18.2     $     -      $   3.3    $   14.9
                               ========     =======      =======    ========


                                             Quarter Ended March 31, 1997
                                            -------------------------------
                                 1996       Favorable    Paid or    Ending
                                Charge      Revisions    Utilized   Balance
                               -------      ---------    --------   -------
Write down nonoperating
  real estate                  $   16.5     $     -      $   1.1    $   15.4
Write off computer software         8.4           -          8.4           -
Early retirement program           13.7           -         13.7           -
Company car program reduction       3.6          .4          3.2           -
Severance and organization
  design                            3.9          .2           .9         2.8
                               --------     -------      -------    --------
Total charge before taxes      $   46.1     $    .6      $  27.3    $   18.2
                               ========     =======      =======    ========


     Marketing efforts continue on nonoperating real estate. During the second and first quarter of 1997, nonoperating property written down in the charge to $1.8 million and $1.4 million was sold for $1.8 million and $1.4 million, respectively, utilizing portions of the write down. As disclosed in the footnotes to the 1996 consolidated financial statements, the pension benefit obligation under defined benefit pension plans increased $12.9 million in 1996 as a result of the 130 employees electing the early retirement program. Other early retirement program costs were paid in cash in the first quarter of 1997. All company car reduction program costs were paid in cash in the first quarter of 1997. Severance payments are expected to continue through the first quarter of 1998. Revisions to estimates during the first quarter of 1997 were reflected in operations.

5. During 1996, Yellow Freight trimmed more than $75 million in expenses. During 1997, the company expects to achieve cumulative savings of $142 million. This is comprised of $90 million in a full year of savings from cost reductions implemented in 1996 and $58 million from additional 1997 programs designed to increase workforce productivity and create other efficiencies. The $58 million is net of implementation costs and $5.6 million in nonrecurring second quarter relocation expenses resulting from a change of operations in mid-April expected to enable the increase in Yellow Freight's utilization of lower-cost rail service. The 1997 programs are expected to also result in $90 million in full year savings. The running rate of savings achieved with the 1996 and 1997 programs is expected to be $180 million. The savings are being partially offset by the $44 million impact of a contract wage and benefit increase for Yellow Freight's Teamster employees that became effective April 1, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

                  June 30, 1997 Compared to December 31, 1996

Working capital increased $29.3 million during the first six months of 1997, resulting in a $4.4 million deficit working capital position at June 30, 1997 compared to a $33.7 million deficit position at December 31, 1996. The improvement in working capital was primarily the result of increased accounts receivable partially offset by growth in wages and employees' benefits and other liabilities. The accounts receivable increase of $60.4 million is comprised of $45.5 growth due to increased revenue levels and a $15.0 million increase due to the reduction in accounts receivable subject to Yellow Freight's receivables purchase agreement. The company can operate with a deficit working capital position because of rapid turnover of accounts receivable, effective cash management and ready access to funding.

Total debt during the first six months of 1997 decreased $22.3 million. Net capital expenditures for the first six months of 1997 were $14.7 million. Subject to ongoing review, total net capital spending for 1997 are expected to total approximately $109.0 million.

RESULTS OF OPERATIONS

           Comparison of Three Months Ended June 30, 1997 and 1996

Operating revenue in the second quarter was $844.4 million, an 11.2 percent improvement over second quarter 1996 revenue of $759.3 million. Net income for the quarter was $14.0 million, or $.50 per share, versus 1996 second quarter net income of $2.0 million, or $.07 per share. Operating income for Yellow Corporation was $27.1 million, up from $8.4 million in the 1996 period. The second quarter results included a $5.6 million pre-tax charge against earnings ($.12 per share) for employee relocation and other expenses related to a major change of operations implemented in April at Yellow Freight System which will enable an increased use of rail in linehaul operations.

Improved margins are primarily the result of an array of revenue growth and expense reduction programs, which offset higher contractual labor costs and inflation. Revenue for the quarter was up 11.2 percent, due to improved pricing and stronger tonnage, while expenses increased by only 8.9 percent.

During the second quarter, Yellow Freight System reported operating income of $22.7 million, compared with $8.9 million in the 1996 second quarter. Yellow Freight's revenue for the 1997 second quarter was $640.9 million, a 10.4 percent increase from $580.6 million in the year-earlier period. Yellow Freight's operating ratio improved to 96.5, from 98.5 in the 1996 second quarter. Excluding the non-recurring change of operations costs, Yellow Freight's current quarter operating ratio was 95.6.

Tonnage per day at Yellow Freight for the 1997 second quarter was better than planned, growing by 7.9 percent over the same quarter of 1996. Revenue per ton increased 2.5 percent over the 1996 second quarter. Costs per ton, excluding the non-recurring change of operation costs, decreased .5 percent versus the year-earlier period. Costs per ton fell even though on April 1, unionized wages and benefits increased 3.8 percent.

Current performance at Yellow Freight is benefiting from stabilized prices, an improved economy, and the impacts of cost reduction programs, which include benefits from the increased use of rail service. The increase in rail miles as a percentage of total linehaul miles is reducing salary, wages and benefits and other operating expenses as a percentage of revenue and increases purchased transportation as a percentage of revenue.

Preston Trucking Company reported second quarter revenue of $113.4 million, up
7.7 percent from $105.3 million in the 1996 second period. Operating income was $0.4 million, a $2.3 million improvement from a $1.9 million operating loss in the 1996 second quarter. Preston had a 99.6 operating ratio for the 1997 second quarter, compared with 101.8 operating ratio in the 1996 quarter. Preston will continue to focus on tonnage growth and freight mix improvement while implementing a range of productivity and cost reduction initiatives.

Saia Motor Freight continued to see double digit revenue growth. Saia recorded revenue of $77.6 million, up 18.5 percent from $65.5 million in the 1996 second quarter. The increased revenue reflects a 15.4 percent increase in the number of shipments handled this year compared to 1996. Operating income was $4.8 million, up from $3.6 million in the 1996 period. Saia's operating ratio was 93.8, compared with 94.6 in the 1996 second quarter.

WestEx continued to perform as planned and posted revenue of $12.5 million, up from $7.9 million in the 1996 second quarter.

Interest expense fell between years as a result of reduced debt levels. The effective tax rate was 43.9% in the 1997 quarter and 54.4% in the 1996 quarter.

             Comparison of Six Months Ended June 30, 1997 and 1996

For the first six months of 1997, Yellow Corporation recorded revenue of $1.6 billion, up 8.6 percent from $1.5 billion in the first half of 1996. Net income was $20.5 million, or $.73 per share, compared with a net loss of $12.2 million, or $.44 per share, in the first half of 1996. Operating income for the 1997 first half was $42.2 million, compared with $.3 million in the 1996 first half. A non-recurring income tax charge and severe winter storms negatively impacted the company's first half 1996 performance causing the loss for the period. The non-recurring 1996 tax charge amounted to $6.7 million, or $.24 per share and resulted from a cash dividend from Canadian operations of $23.0 million which was used to pay down debt.

Yellow Freight recorded operating revenue of $1.2 billion in the first half of 1997, a 7.2 percent increase over first half 1996. This increase reflects higher tonnage levels and an improvement in revenue per ton. Operating income for the first six months of 1997 was $38.2 million compared to $6.6 million in the same period last year. The operating income in 1996 suffered due to first quarter 1996 severe winter storms, a decrease in the system load average attributable to a transit time improvement program implemented in the third quarter of 1995 and flat pricing.

Current performance at Yellow Freight is benefiting from stabilized prices, an improved economy, and the impacts of cost reduction programs, which include benefits from the increased use of rail service. The increase in rail miles as a percentage of total linehaul miles is reducing salary, wages and benefits and other operating expenses as a percentage of revenue and increases purchased transportation as a percentage of revenue.

Operating revenue for Preston Trucking in the first six months of 1997 was $216.9 million, up 6.5 percent compared to $203.7 million in 1996. This increase reflects higher tonnage levels and an improvement in revenue per ton. The operating loss in the first six months of 1997 was $2.5 million compared to an operating loss of $7.1 million in the same period last year. During the first quarter of 1996, Preston employees agreed to freeze wages through March of 1998, in lieu of the standard contract increases scheduled for April 1, 1996 and April 1, 1997. Preston's 1996 operating performance suffered extreme adverse impacts from the severe winter weather as its service area is concentrated in the Northeast and upper Midwest.

Saia recorded operating revenue of $150.0 million in the first half of 1997 compared to $126.1 million in the same period of 1996, an increase of 18.9 percent. The increased revenue reflects an increase in the number of shipments handled this year compared to 1996. Operating income was $8.4 million for the first six months of 1997 compared to $6.6 million in the same period last year.

WestEx continued to perform as planned and posted revenue of $22.9 million in the first half, up from $14.4 million in 1996.

Interest expense fell between years as a result of reduced debt levels.

The effective income tax rate for the 1997 first half was 43.8 percent. The 1996 period included a non-recurring tax charge of $6.7 million, or $.24 per share resulting from a cash dividend from Canadian operations of $23.0 million which was used to pay down debt which offset the tax benefit of the loss.

The above information includes forward-looking statements. Actual future results could differ materially from those projected in such statements as a result of a number of factors which could negatively impact the company, including adverse weather conditions, the price and availability of diesel fuel, competitor pricing activity and a downturn in general economic activity.

                          Yellow Freight System, Inc.
                             Financial Information
           For the Three and Six Months Ended June 30, 1997 and 1996
                             (Amounts in thousands)




                              Second Quarter         %              Six Months        %
                           -----------------              --------------------
                              1997      1996    Change         1997       1996   Change
                           -------   -------    ------    ---------  ---------   ------
Operating revenue          640,909   580,628     10.4     1,239,736  1,156,705     7.2

Operating income            22,733     8,879                 38,178      6,555

Operating ratio               96.5      98.5                   96.9       99.4

Operating ratio excluding
  change in operations        95.6       N/A                   96.5        N/A

Total assets at June 30                                     889,690    934,070

                                                                        Second Quarter
                                          Second Quarter                Amount/Workday
                                    --------------------       %    ------------------       %
                                        1997        1996  Change        1997      1996  Change
                                    --------    --------  ------    --------  --------  ------
Workdays                                                                 (64)      (64)
                                                                    --------  --------
F/S Revenue                LTL       585,861     528,341   10.9      9,154.1   8,255.3   10.9
                           TL         56,617      52,121    8.6        884.6     814.4    8.6
                           Other      (1,569)        166    N/M        (24.5)      2.6    N/M
                           Total     640,909     580,628   10.4     10,014.2   9,072.3   10.4

Revenue excluding revenue  LTL       585,861     528,341   10.9      9,154.1   8,255.3   10.9
recognition adjustment     TL         56,617      52,121    8.6        884.6     814.4    8.6
                           Other         495       2,013    N/M          7.7      31.5    N/M
                           Total     642,973     582,475   10.4     10,046.5   9,101.2   10.4

Tonnage                    LTL         1,802       1,670    7.9        28.16     26.09    7.9
                           TL            402         372    8.1         6.28      5.81    8.1
                           Total       2,204       2,042    7.9        34.44     31.91    7.9

Shipments                  LTL         3,650       3,306   10.4        57.03     51.66   10.4
                           TL             54          50    8.0          .84       .78    8.0
                           Total       3,704       3,356   10.4        57.88     52.44   10.4

Revenue/cwt                LTL         16.26       15.82    2.7
                           TL           7.04        7.00     .5
                           Total       14.57       14.21    2.5

Revenue/shipment           LTL        160.51      159.81     .4
                           TL       1,044.51    1,040.54     .4
                           Total      173.44      172.96     .3

                        Preston Trucking Company, Inc.
                            Financial Information
          For the Three and Six Months Ended June 30, 1997 and 1996
                            (Amounts in thousands)



                            Second Quarter         %          Six Months               %
                           ----------------            -----------------------
                              1997     1996   Change         1997         1996    Change
                           -------  -------   ------   ----------   ----------    ------
Operating revenue          113,441  105,292      7.7      216,929      203,682       6.5

Operating income (loss)        399   (1,931)               (2,492)      (7,062)

Operating ratio               99.6    101.8                 101.1        103.5

Total Assets at June 30                                   160,398      157,483

                                                                           Second Quarter
                                      Second Quarter         %             Amount/Workday            %
                                    -----------------                  ----------------------
                                       1997     1996    Change             1997          1996   Change
                                    -------  -------    ------         --------       -------   ------
Workdays                                                                   (64)          (63)
                                                                           ----          ----
F/S Revenue                LTL      100,772   92,376       9.1          1,574.6       1,466.3      7.4
                           TL        11,842   11,664       1.5            185.0         185.1      (.1)
                           Other        827    1,252     (33.9)            12.9          19.9    (35.0)
                           Total    113,441  105,292       7.7          1,772.5       1,671.3      6.1

Revenue excluding revenue  LTL      100,772   92,376       9.1          1,574.6       1,466.3      7.4
recognition adjustment     TL        11,842   11,664       1.5            185.0         185.1      (.1)
                           Other      1,262    1,324      (4.7)            19.7          20.0     (6.2)
                           Total    113,876  105,364       8.1          1,779.3       1,672.4      6.4

Tonnage                    LTL          485      467       3.9             7.58          7.41      2.2
                           TL           129      127       1.6             2.02          2.02      (.0)
                           Total        614      594       3.4             9.59          9.43      1.8

Shipments                  LTL          919      874       5.1            14.36         13.87      3.5
                           TL            18       18        .0              .28           .29     (1.5)
                           Total        937      892       5.0            14.64         14.16      3.4

Revenue/cwt                LTL        10.39     9.90       4.9
                           TL          4.60     4.60        .0
                           Total       9.18     8.76       4.8

Revenue/shipment           LTL       109.70   105.67       3.8
                           TL        662.03   648.54       2.1
                           Total     120.25   116.61       3.1

                        Saia Motor Freight Line, Inc.
                            Financial Information
          For the Three and Six Months Ended June 30, 1997 and 1996
                            (Amounts in thousands)


                            Second Quarter        %     Six Months           %
                           ----------------          ----------------
                              1997     1996  Change     1997     1996   Change
                           -------  -------  ------  -------  -------   ------

Operating revenue           77,551   65,459    18.5  149,971  126,147     18.9

Operating income             4,777    3,555            8,372    6,628

Operating ratio               93.8     94.6             94.4     94.7

Total assets at June 30                              157,750  157,026



                                                                  Second Quarter
                                     Second Quarter         %     Amount/Workday         %
                                    ----------------             ----------------
                                      1997      1996   Change       1997     1996   Change
                                    -------  -------   ------    -------   ------   ------
Workdays                                                            (64)      (64)
                                                                 -------   -------
F/S Revenue                LTL      69,623    57,677     20.7    1,087.9     901.2    20.7
                           TL        7,928     7,782      1.9      123.9     121.6     1.9
                           Total    77,551    65,459     18.5    1,211.7   1,022.8    18.5

Revenue excluding revenue  LTL      69,904    57,783     21.0    1,092.3     902.9    21.0
recognition adjustment     TL        7,960     7,797      2.1      124.4     121.8     2.1
                           Total    77,864    65,580     18.7    1,216.6   1,024.7    18.7

Tonnage                    LTL         414       358     15.6       6.47      5.59    15.6
                           TL          138       142     (2.8)      2.16      2.22    (2.8)
                           Total       552       500     10.4       8.63      7.81    10.4

Shipments                  LTL         786       679     15.8      12.28     10.61    15.8
                           TL           14        14       .0        .22       .22      .0
                           Total       800       693     15.4      12.50     10.83    15.4

Revenue/cwt                LTL        8.42      8.07      4.3
                           TL         2.86      2.74      4.4
                           Total      7.03      6.55      7.3

Revenue/shipment           LTL       88.61     84.98      4.3
                           TL       542.58    543.50      (.2)
                           Total     96.90     94.45      2.6

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     (27) - Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K

     On June 12, 1997, the company reported that operating results were continuing to trend upward. The company expected further progress from aggressive cost reductions and market focus initiatives in 1997 and beyond. Second quarter financial results were expected to exceed analyst consensus earnings expectations of $.25 per share. The anticipated improved results were primarily due to continuing cost reduction and productivity improvements, better than planned tonnage growth at the company's Yellow Freight subsidiary, and a stabilizing pricing environment. April and May revenue per day at Yellow Freight grew by more than 11 percent over the same months of 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              YELLOW CORPORATION
                                       --------------------------------
                                                  Registrant


Date:    August 13, 1997                 /s/    A. Maurice Myers
     ------------------------          --------------------------------
                                                A. Maurice Myers
                                       Chairman of the Board of
                                       Directors, President & Chief
                                       Executive Officer


Date:    August 13, 1997                 /s/    H. A. Trucksess, III
     ------------------------          ---------------------------------
                                                H. A. Trucksess, III
                                       Senior Vice President - Finance/
                                       Chief Financial Officer &
                                       Treasurer