Form 10-Q
period 1997-09-30
YELLOW CORP
filed 1997-11-12
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                     OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

Commission file number   0-12255
                       -----------

                             YELLOW CORPORATION
                             ------------------
           (Exact name of registrant as specified in its charter)


             Delaware                                           48-0948788
-----------------------------------                     ------------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

    10990 Roe Avenue, P.O. Box 7563, Overland Park, Kansas          66207
--------------------------------------------------------------    ----------
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

                               Yes  X      No
                                   ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at October 31, 1997
         -----                               -------------------------------
  Common Stock, $1 Par Value                         28,513,085 shares

                               YELLOW CORPORATION


                                     INDEX



Item                                                            Page
----                                                            ----
                                   PART I
                                   ------

1.  Financial Statements

    Consolidated Balance Sheets -
      September 30, 1997 and December 31, 1996                    3

    Statements of Consolidated Operations -
      Three and Nine Months Ended September 30, 1997 and 1996     4

    Statements of Consolidated Cash Flows -
      Nine Months Ended September 30, 1997 and 1996               5

    Notes to Consolidated Financial Statements                    6

2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations               8

                                   PART II
                                   -------

6.  Exhibits and Reports on Form 8-K                             15

    Signatures                                                   15

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                      Yellow Corporation and Subsidiaries
                    September 30, 1997 and December 31, 1996
                    (Amounts in thousands except share data)

                                             September 30          December 31
                                                     1997                 1996
                                               ----------           ----------
ASSETS
CURRENT ASSETS:
     Cash                                      $   39,400          $   24,800
     Accounts receivable                          365,784             280,758
     Refundable income taxes                            -               6,150
     Prepaid expenses and other                    34,262              78,300
                                               ----------          ----------
          Total current assets                    439,446             390,008
                                               ----------          ----------

PROPERTY AND EQUIPMENT:
     Cost                                       1,973,053           1,965,798
     Less - Accumulated depreciation            1,192,846           1,153,108
                                               ----------          ----------
          Net property and equipment              780,207             812,690
                                               ----------          ----------

OTHER ASSETS                                       24,842              25,109
                                               ----------          ----------
                                               $1,244,495          $1,227,807
                                               ==========          ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and checks outstanding   $  117,679          $  151,538
     Wages and employees' benefits                166,140             132,255
     Other current liabilities                    149,811             136,251
     Current maturities of long-term debt           2,424               3,661
                                               ----------          ----------
          Total current liabilities               436,054             423,705
                                               ----------          ----------

OTHER LIABILITIES:
     Long-term debt                               164,498             192,492
     Deferred income taxes                         24,572              31,555
     Claims, insurance and other                  176,281             184,355
                                               ----------          ----------
          Total other liabilities                 365,351             408,402
                                               ----------          ----------

SHAREHOLDERS' EQUITY:
     Common stock, $1 par value                    29,257              28,863
     Capital surplus                               13,307               6,745
     Retained earnings                            418,147             377,712
     Treasury stock                               (17,621)            (17,620)
                                               ----------          ----------
          Total shareholders' equity              443,090             395,700
                                               ----------          ----------
                                               $1,244,495          $1,227,807
                                               ==========          ==========

The accompanying notes are an integral part of these statements.

               STATEMENTS OF CONSOLIDATED OPERATIONS (Unaudited)
                      Yellow Corporation and Subsidiaries
        For the Three and Nine Months Ended September 30, 1997 and 1996
                  (Amounts in thousands except per share data)


                                                     Three Months                   Nine Months
                                            ---------------------       -----------------------
                                               1997          1996           1997           1996
                                          ---------     ---------     ----------     ----------
OPERATING REVENUE                         $ 882,187      $ 790,444    $2,511,768     $2,291,407
                                          ---------      ---------    ----------     ----------

OPERATING EXPENSES:
     Salaries, wages and benefits           568,220        517,838     1,627,095      1,524,409
     Operating expenses and supplies        119,389        115,750       364,070        353,323
     Operating taxes and licenses            27,863         27,898        85,479         85,598
     Claims and insurance                    19,184         19,392        55,166         53,688
     Communications and utilities            10,045         10,484        31,636         32,770
     Depreciation                            29,899         32,423        89,237         98,560
     Purchased transportation                71,096         42,564       180,347        118,701
                                          ---------      ---------    ----------     ----------
          Total operating expenses          845,696        766,349     2,433,030      2,267,049
                                          ---------      ---------    ----------     ----------
INCOME FROM OPERATIONS                       36,491         24,095        78,738         24,358
                                          ---------      ---------    ----------     ----------

NONOPERATING (INCOME) EXPENSES:
     Interest expense                         3,364          4,487        10,417         16,542
     Other, net                                 308            168          (909)          (228)
                                          ---------      ---------    ----------     ----------
          Nonoperating expenses, net          3,672          4,655         9,508         16,314
                                          ---------      ---------    ----------     ----------
INCOME BEFORE INCOME TAXES                   32,819         19,440        69,230          8,044

INCOME TAX PROVISION                         12,761         10,501        28,696         11,337
                                          ---------      ---------    ----------     ----------
INCOME (LOSS)                             $  20,058      $   8,939    $   40,534     $   (3,293)
                                          =========      =========    ==========     ==========

AVERAGE COMMON SHARES OUTSTANDING            28,374         28,106        28,201         28,106
                                          =========      =========    ==========     ==========


EARNINGS (LOSS) PER SHARE                 $     .71      $     .32    $     1.44     $     (.12)
                                          =========      =========    ==========     ==========


The accompanying notes are an integral part of these statements.

               STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
                      Yellow Corporation and Subsidiaries
             For the Nine Months Ended September 30, 1997 and 1996
                             (Amounts in thousands)


                                                                       1997                 1996
                                                                  ---------            ---------
OPERATING ACTIVITIES:
          Net cash from operating activities                      $  95,085            $ 150,964
                                                                  ---------            ---------

INVESTING ACTIVITIES:
     Acquisition of property and equipment                          (68,926)             (49,843)
     Proceeds from disposal of property and equipment                13,071               10,808
     Purchases of short-term investments                                  -               (1,684)
     Proceeds from maturities of short-term investments                   -                7,098
                                                                  ---------            ---------
          Net cash used in investing activities                     (55,855)             (33,621)
                                                                  ---------            ---------

FINANCING ACTIVITIES:
     Unsecured bank credit lines, net                                     -               (5,000)
     Commercial paper, net                                          (11,832)             (90,176)
     Repayment of long-term debt, net                               (17,428)             (30,939)
     Proceeds from exercise of stock options, net                     4,594                    -
     Other, net                                                          36                    -
                                                                  ---------            ---------
          Net cash used in financing activities                     (24,630)            (126,115)
                                                                  ---------            ---------
NET INCREASE (DECREASE) IN CASH                                      14,600               (8,772)

CASH, BEGINNING OF PERIOD                                            24,800               25,861
                                                                  ---------            ---------

CASH, END OF PERIOD                                               $  39,400            $  17,089
                                                                  =========            =========

SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------

Income taxes (received) paid, net                                 $  20,397            $ (35,094)
                                                                  =========            =========
Interest paid                                                     $   7,819            $  14,155
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

2. The company provides freight transportation services primarily to the less-than-truckload (LTL) market in North America through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Preston Trucking Company, Inc. (Preston Trucking), Saia Motor Freight Line, Inc.
     (Saia) and WestEx, Inc. (WestEx). Yellow Services, Inc., formerly Yellow Technology Services, Inc. (Yellow Services), supports the company's subsidiaries. Yellow Freight comprises approximately 75 percent of total revenue while Preston Trucking comprises approximately 14 percent and Saia comprises approximately 10 percent.

3. For periods ended after December 15, 1997, the company will be required to report basic and diluted earnings per share in accordance with recently released Financial Accounting Standards Board Statement No. 128, Earnings Per Share. The accounting change will result in basic and diluted earnings per share of $.71 and $.69 for the quarter ended September 30, 1997, and basic and diluted earnings per share of $.50 and $.49 for the quarter ended June 30, 1997. Under the new standard, basic and diluted earnings per share will equal previously reported earnings per share for the quarter ended March 31, 1997, and all 1996 and 1995 quarters. The dilutive impact of outstanding options and other securities during those periods was not material.

4. As further described in the footnotes to the 1996 consolidated financial statements, Yellow Freight recorded a special charge of $46.1 million, or $28.3 million after taxes in the fourth quarter of 1996. The major components of the charge and subsequent activity are as summarized below (amounts in millions):

                                                                 Nine Months Ended
                                                                September 30, 1997
                                                Pre-tax    ----------------------------
                                                 1996      Favorable     Paid or      Ending
                                                Charge     Revisions    Utilized     Balance
                                               --------    ---------    --------    --------
Write down nonoperating
  real estate                                   $ 16.5      $   -        $  2.5      $ 14.0
Write off computer software                        8.4          -           8.4           -
Early retirement program                          13.7          -          13.7           -
Company car program reduction                      3.6         .4           3.2           -
Severance and organization
  design                                           3.9         .2           3.3          .4
                                                ------      -----        ------      ------
Total                                           $ 46.1      $  .6        $ 31.1      $ 14.4
                                                ======      =====        ======      ======

                                                    Quarter Ended September 30, 1997
                                              ----------------------------------------------
                                              Beginning    Favorable     Paid or      Ending
                                               Balance     Revisions    Utilized     Balance
                                              ---------    ---------    --------     -------
Write down nonoperating
  real estate                                   $ 14.1      $   -        $   .1      $ 14.0
Severance and organization
  design                                            .8          -            .4          .4
                                                ------      -----        ------      ------
Total                                           $ 14.9      $   -        $   .5      $ 14.4
                                                ======      =====        ======      ======

     Marketing efforts continue on nonoperating real estate. None of the properties were sold in the third quarter. During the second and first quarter of 1997, nonoperating property written down in the charge to $1.8 million and $1.4 million was sold for $1.8 million and $1.4 million, respectively, utilizing portions of the write down. As disclosed in the footnotes to the 1996 consolidated financial statements, the pension benefit obligation under defined benefit pension plans increased $12.9 million in 1996 as a result of the 130 employees electing the early retirement program. Other early retirement program costs were paid in cash in the first quarter of 1997. All company car reduction program costs were paid in cash in the first quarter of 1997. Severance payments are expected to continue through the first quarter of 1998. Revisions to estimates during the first quarter of 1997 were reflected in operations.

5. During 1996, Yellow Freight trimmed more than $75 million in expenses. During 1997, the company expects to achieve cumulative savings of $142 million. This is comprised of $90 million in a full year of savings from cost reductions implemented in 1996 and $58 million from additional 1997 programs designed to increase workforce productivity and create other efficiencies. The $58 million is net of implementation costs and $5.6 million in nonrecurring second quarter relocation expenses resulting from a change of operations in mid-April expected to enable the increase in Yellow Freight's utilization of lower-cost rail service. The 1997 programs are expected to also result in $90 million in full year savings. The running rate of savings achieved with the 1996 and 1997 programs is expected to be $180 million. The savings are being partially offset by the $44 million impact of a contract wage and benefit increase for Yellow Freight's Teamster employees that became effective April 1,1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

                September 30, 1997 Compared to December 31, 1996

Working capital increased $37.1 million during the first nine months of 1997, resulting in a $3.4 million working capital position at September 30, 1997 compared to a $33.7 million deficit position at December 31,1996. The improvement in working capital was primarily the result of increased accounts receivable partially offset by growth in wages and employees' benefits and other liabilities. The accounts receivable increase of $85.0 million is comprised of $78.0 million growth due to increased revenue levels and a $7.0 million increase due to the reduction in accounts receivable subject to Yellow Freight's receivables purchase agreement.

During the quarter the company replaced its $200 million credit agreement with a four year, $300 million credit agreement to provide additional financial flexibility and capacity.

Total debt during the first nine months of 1997 decreased $29.2 million. Net capital expenditures for the first nine months of 1997 were $55.9 million. Subject to ongoing review, total net capital spending for 1997 is expected to total approximately $109 million.

RESULTS OF OPERATIONS

          Comparison of Three Months Ended September 30, 1997 and 1996

Net income for the quarter was $20.1 million, or $.71 per share, versus third quarter 1996 net income of $8.9 million, or $.32 per share. Operating revenue in the third quarter was $882.2 million, an 11.6 percent improvement over third quarter 1996 revenue of $790.4 million. Operating income for Yellow Corporation was $36.5 million, up from $24.1 million in the 1996 period.

Third quarter results reflect an increase in smaller-sized shipments at all Yellow Corporation operating subsidiaries due to a two-week strike in August against UPS. The heavy inflow of smaller shipments distorted year-to-year third quarter comparisons of various financial and operating results. While revenue surged in a relatively compressed period of time, so did expenses. Yellow Corporation operating subsidiaries did pick up additional business, but capacity was limited and handling costs increased. The strike resulted in additional net income of approximately $1 million.

Consolidated results for the third quarter include pay for performance incentive accruals for non-union employees of $12.8 million, of which $10.8 million pertains to Yellow Freight. Comparable prior year performance incentive accrual amounts totaled approximately $.1 million. Performance incentive accruals are paid annually. Interim accruals are based on forecast annual operating results.

During the third quarter, Yellow Freight reported operating income of $30.3 million compared with $22.3 million in the 1996 third quarter. Revenue at Yellow Freight was $666.2 million, up 10.2 percent from $604.5 million in the 1996 third quarter. The operating ratio for Yellow Freight was 95.5, compared to 96.3 in the year-earlier period.

Yellow Freight tonnage and shipments per day were up 3.9 and 16.9 percent, respectively, in the third quarter, while revenue per ton was up 6.4 percent over the 1996 third quarter. Costs per ton increased by 5.4 percent, primarily due to contractual wage and benefit increases and costs related to handling the UPS strike-related business.

Yellow Freight continues to make steady progress in growing profitable revenue while also reducing costs and improving productivity.

Preston Trucking reported operating income of $1.5 million, compared with $.2 million in the third quarter of 1996. Revenue was $120.8 million, up 11.9 percent from revenue of $108.0 million in the year-earlier period. Preston had a 98.8 operating ratio for the 1997 third quarter, compared with 99.8 in 1996. It was the second consecutive profitable quarter for Preston.

Saia continued its robust growth with operating income of $6.2 million, compared with $2.0 million in the year-earlier quarter. Revenue for the quarter was $82.3 million, up 19.4 percent from $68.9 million in the 1996 third quarter. Saia's third quarter 1997 operating ratio was 92.5 versus 97.1 in 1996.

WestEx continued to perform as planned and posted revenue of $12.8 million, up from $9.0 million in the 1996 third quarter.

Interest expense fell between years as a result of reduced debt levels. The effective tax rate was 38.9 percent in the 1997 quarter and 54.0 percent in the 1996 quarter.

          Comparison of Nine Months Ended September 30, 1997 and 1996

For the first nine months of 1997, consolidated operating revenue was $2.512 billion, up 9.6 percent from $2.291 billion in the same period of 1996. Net income was $40.5 million, or $1.44 per share, compared with a net loss of $3.3 million, or $.12 loss per share in the first nine months of 1996. Operating income for the 1997 three-quarter period was $78.7 million, compared with $24.4 million in 1996. A non-recurring income tax charge and severe winter storms negatively impacted the company's 1996 performance contributing to the loss for the 1996 period. The non-recurring 1996 tax charge amounted to $6.7 million and resulted from a cash dividend from Canadian operations of $23.0 million which was used to pay down debt.

Consolidated results for the first nine months include pay for performance incentive accruals for non-union employees of $23.8 million, of which approximately $18.7 million pertains to Yellow Freight. Comparable performance incentive accruals in the 1996 period totaled approximately $.5 million. Performance incentive accruals are paid annually. Interim accruals are based on forecast annual operating results.

Yellow Freight recorded operating revenue of $1.906 billion in the first nine months of 1997, an 8.2 percent increase over same period in 1996. This increase reflects higher tonnage levels and an improvement in revenue per ton.

Operating income for the first nine months of 1997 was $68.5 million compared to $28.9 million in the same period last year. Revenue per ton was up 3.6 percent while cost per ton increased by 1.1 percent. The operating income in 1996 suffered due to first quarter 1996 severe winter storms.

Current performance at Yellow Freight is benefiting from stabilized prices, an improved economy, and the impacts of cost reduction programs, which include benefits from the increased use of rail service. The increase in rail miles as a percentage of total linehaul miles is reducing salary, wages and benefits and other operating expenses as a percentage of revenue and increasing purchased transportation as a percentage of revenue.

Operating revenue for Preston Trucking in the first nine months of 1997 was $337.8 million, up 8.4 percent compared to $311.7 million in 1996. This increase reflects higher tonnage levels and an improvement in revenue per ton. The operating loss in the first nine months of 1997 was $1.0 million compared to an operating loss of $6.8 million in the same period last year. During the first quarter of 1996, Preston employees agreed to freeze wages through March of 1998 in lieu of the standard contract increases scheduled for April 1, 1996 and April 1, 1997. Preston's 1996 operating performance suffered extreme adverse impacts from the severe winter weather as its service area is concentrated in the Northeast and upper Midwest.

Saia recorded operating revenue of $232.3 million in the first nine months of 1997 compared to $195.1 million in the same period of 1996, an increase of 19.1 percent. The increased revenue reflects an increase in the number of shipments handled this year compared to 1996. Operating income was $14.5 million for the first nine months of 1997 compared to $8.6 million in the same period last year.

WestEx continued to perform as planned and posted revenue of $35.8 million for the three quarters, up from $23.5 million in 1996.

Interest expense fell between years as a result of reduced debt levels.

The effective income tax rate for the 1997 first nine months was 41.5 percent. The 1996 period included a non-recurring tax charge of $6.7 million resulting from a cash dividend from Canadian operations of $23.0 million which was used to pay down debt which offset the tax benefit of the loss.

The above information includes forward-looking statements. Actual future results could differ materially from those projected in such statements as a result of a number of factors which could negatively impact the company, including but not limited to inflation, volatility of expenses, labor contract negotiations, competitor pricing activity and a downturn in general economic activity.

                          Yellow Freight System, Inc.
                             Financial Information
       For the Three and Nine Months Ended September 30, 1997 and 1996
                            (Amounts in thousands)


                                          Third Quarter           %                   Nine Months          %
                                  ---------------------                   -----------------------
                                      1997         1996      Change            1997          1996     Change
                                  --------     --------      ------       ---------     ---------     ------
Operating revenue                  666,217      604,477        10.2       1,905,953     1,761,182        8.2

Operating income                    30,293       22,343                      68,471        28,898

Operating ratio                       95.5         96.3                        96.4          98.4

Operating ratio excluding
   change in operations                N/A          N/A                        96.1           N/A

Total assets at September 30                                                925,393       912,905

                                                                                                  Third Quarter
                                                       Third Quarter             %                Amount/Workday             %
                                              ----------------------                      ----------------------
                                                  1997          1996        Change            1997          1996        Change
                                              --------      --------        ------        --------      --------        ------
Workdays                                                                                      (64)          (64)
                                                                                              ----          ----
F/S Revenue                    LTL             611,540       546,498         11.9          9,555.3       8,539.0         11.9
                               TL               55,237        56,406         (2.1)           863.1         881.4         (2.1)
                               Other              (560)        1,573          N/M             (8.8)         24.6          N/M
                               Total           666,217       604,477         10.2         10,409.6       9,445.0         10.2

Revenue excluding revenue      LTL             611,540       546,498         11.9          9,555.3       8,539.0         11.9
recognition adjustment         TL               55,237        56,407         (2.1)           863.1         881.4         (2.1)
                               Other               558         1,859          N/M              8.7          29.0          N/M
                               Total           667,335       604,764         10.3         10,427.1       9,449.4         10.3

Tonnage                        LTL               1,847         1,743          6.0            28.86         27.23          6.0
                               TL                  383           403         (5.1)            5.98          6.30         (5.1)
                               Total             2,230         2,146          3.9            34.84         33.53          3.9

Shipments                      LTL               4,042         3,448         17.2            63.16         53.88         17.2
                               TL                   52            54         (4.1)             .81           .84         (4.1)
                               Total             4,094         3,502         16.9            63.97         54.72         16.9

Revenue/cwt                    LTL               16.55         15.68          5.6
                               TL                 7.22          6.99          3.2
                               Total             14.95         14.05          6.4

Revenue/shipment               LTL              151.29        158.49         (4.5)
                               TL             1,066.49      1,044.37          2.1
                               Total            162.87        172.16         (5.4)

                         Preston Trucking Company, Inc.
                             Financial Information
        For the Three and Nine Months Ended September 30, 1997 and 1996
                             (Amounts in thousands)


                                          Third Quarter           %                   Nine Months          %
                                  ---------------------                   -----------------------
                                      1997         1996      Change            1997          1996     Change
                                  --------     --------      ------       ---------     ---------     ------
Operating revenue                  120,836      107,990        11.9         337,765       311,672       8.4

Operating income (loss)              1,466          216                      (1,026)       (6,846)

Operating ratio                       98.8         99.8                       100.3         102.2

Total assets at September 30                                                165,530       156,091

                                                                                                  Third Quarter
                                                       Third Quarter             %                Amount/Workday             %
                                              ----------------------                      ----------------------
                                                  1997          1996        Change            1997          1996        Change
                                              --------      --------        ------        --------      --------        ------
Workdays                                                                                      (64)          (64)
                                                                                              ----          ----
F/S Revenue                    LTL            106,963         94,892          12.7          1,671.3        1,482.7          12.7
                               TL              12,406         11,637           6.6            193.8          181.8           6.6
                               Other            1,467          1,461            .4             22.9           22.8            .4
                               Total          120,836        107,990          11.9          1,888.1        1,687.3          11.9

Revenue excluding revenue      LTL            106,963         94,892          12.7          1,671.3        1,482.7          12.7
recognition adjustment         TL              12,406         11,637           6.6            193.8          181.8           6.6
                               Other            1,495          1,522          (1.8)            23.4           23.8          (1.8)
                               Total          120,864        108,051          11.9          1,888.5        1,688.3          11.9

Tonnage                        LTL                503            475           5.8             7.86           7.42           5.8
                               TL                 134            125           7.4             2.09           1.95           7.4
                               Total              637            600           6.2             9.95           9.37           6.2

Shipments                      LTL              1,015            884          14.8            15.86          13.81          14.8
                               TL                  19             18           4.7              .30            .28           4.7
                               Total            1,034            902          14.6            16.16          14.09          14.6

Revenue/cwt                    LTL              10.63           9.98           6.5
                               TL                4.62           4.65           (.8)
                               Total             9.36           8.87           5.5

Revenue/shipment               LTL             105.41         107.35          (1.8)
                               TL              665.29         653.14           1.9
                               Total           115.52         118.13          (2.2)

                         Saia Motor Freight Line, Inc.
                             Financial Information
        For the Three and Nine Months Ended September 30, 1997 and 1996
                             (Amounts in thousands)


                                          Third Quarter           %                   Nine Months          %
                                  ---------------------                   -----------------------
                                      1997         1996      Change            1997          1996     Change
                                  --------     --------      ------       ---------     ---------     ------
Operating revenue                   82,307       68,946       19.4          232,278       195,093      19.1

Operating income                     6,166        2,016                      14,538         8,644

Operating ratio                       92.5         97.1                        93.7          95.6

Total assets at September 30                                                161,703       163,625





                                                                                                  Third Quarter
                                                       Third Quarter             %                Amount/Workday             %
                                              ----------------------                      ----------------------
                                                  1997          1996        Change            1997          1996        Change
                                              --------      --------        ------        --------      --------        ------
Workdays                                                                                      (64)          (64)
                                                                                              ----          ----
F/S Revenue                    LTL              74,489        61,463          21.2         1,163.9         960.4          21.2
                               TL                7,818         7,483           4.5           122.2         116.9           4.5
                               Total            82,307        68,946          19.4         1,286.0       1,077.3          19.4

Revenue excluding revenue      LTL              74,577        61,563          21.1         1,165.3         961.9          21.1
recognition adjustment         TL                7,827         7,495           4.4           122.3         117.1           4.4
                               Total            82,404        69,058          19.3         1,287.6       1,079.0          19.3

Tonnage                        LTL                 427           378          13.2            6.68          5.90          13.2
                               TL                  135           130           3.9            2.11          2.04           3.9
                               Total               562           508          10.8            8.79          7.94          10.8

Shipments                      LTL                 863           712          21.2           13.49         11.13          21.2
                               TL                   14            14           5.4             .22           .21           5.4
                               Total               877           726          20.9           13.71         11.34          20.9

Revenue/cwt                    LTL                8.72          8.15           7.1
                               TL                 2.89          2.88            .6
                               Total              7.32          6.80           7.7

Revenue/shipment               LTL               86.40         86.45           (.1)
                               TL               544.90        535.73           (.9)
                               Total             93.90         95.12          (1.3)



1996 Saia statistics have been restated for consistency with 1997 statistics calculations.

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
     (10.9) - Revolving Credit Agreement, dated September 24, 1997
     (27) - Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed for the three months ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      YELLOW CORPORATION
                                               ---------------------------------
                                                         Registrant


Date:    November 12, 1997                         /s/    A. Maurice Myers
     ---------------------------------         ---------------------------------
                                                          A. Maurice Myers
                                               Chairman of the Board of
                                               Directors, President & Chief
                                               Executive Officer


Date:    November 12, 1997                       /s/   H. A. Trucksess, III
     ---------------------------------         ---------------------------------
                                                       H. A. Trucksess, III
                                               Senior Vice President - Finance/
                                               Chief Financial Officer &
                                               Treasurer