Form 10-K
period 1997-12-31
YELLOW CORP
filed 1998-03-31
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997
                          -----------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to _______________________

Commission file number 0-12255
                       -------

                               YELLOW CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                          48-0948788
      -------------------------------                      -------------------
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)

10990 Roe Avenue, P.O. Box 7563, Overland Park, Kansas              66207
--------------------------------------------------------          ----------
        (Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number, including area code:  (913) 696-6100
                                                          --------------

     Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

     Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $1 Par Value
                        Preferred Stock Purchase Rights
                        -------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                               ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  Yes        No
                     ---       ---

The aggregate market value of the voting stock held by nonaffiliates of the registrant at March 13, 1998 was $575,347,817.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at March 13, 1998
                 -----                         -----------------------------
       Common Stock, $1 Par Value                    27,685,910 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference into the Form 10-K:
     1) 1997 Annual Report to Shareholders - Parts I, II and IV
     2) Proxy Statement dated March 6,1998 - Part III

                             Yellow Corporation
                                  Form 10-K
                        Year Ended December 31, 1997


                                   Index

Item                                                                Page
----                                                                ----
                                   PART I
                                   ------

 1.  Business                                                         3
 2.  Properties                                                       9
 3.  Legal Proceedings                                                9
 4.  Submission of Matters to a Vote of Security Holders              9
     Executive Officers of the Registrant (Unnumbered Item)          10

                                   PART II
                                   -------

 5.  Market for the Registrant's Common Stock and Related
      Stockholder Matters                                            11
 6.  Selected Financial Data                                         11
 7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                            11
 8.  Financial Statements and Supplementary Data                     11
 9.  Disagreements on Accounting and Financial Disclosure            11

                                  PART III
                                  --------

10.  Directors and Executive Officers of the Registrant              12
11.  Executive Compensation                                          12
12.  Security Ownership of Certain Beneficial Owners and
      Management                                                     12
13.  Certain Relationships and Related Transactions                  12

                                   PART IV
                                   -------

14.  Exhibits, Financial Statement Schedule and Reports
      on Form 8-K                                                    13

Report of Independent Public Accountants on Financial
 Statement Schedule                                                  14

Financial Statement Schedule                                         15

Signatures                                                           16

1997 Annual Report to Shareholders                           Exhibit (13)

Consent of Independent Public Accountants                    Exhibit (24)

                                     PART I


Item 1. Business.

(a) Yellow Corporation and its wholly-owned subsidiaries are collectively referred to as "the company". The company provides transportation services primarily to the less-than-truckload (LTL) market throughout North America and, through partnership alliances, other international markets. During 1997, the company's subsidiaries concentrated on cost reduction and productivity strategies as described below.

(b) The company provides interstate transportation of general commodity freight, primarily LTL, primarily by motor vehicle. The operation of the company is conducted among three primary business segments. Financial disclosures for these segments are presented in the Business Segments footnote on page 44 of the 1997 Annual Report to Shareholders which is incorporated herein by reference.

(c) Yellow Corporation is a holding company providing freight transportation services through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Saia Motor Freight Line, Inc. (Saia), Preston Trucking Company, Inc. (Preston Trucking), and WestEx, Inc. (WestEx). Yellow Services, Inc. (Yellow Services) is a subsidiary that provides information technology and other services to the company and its subsidiaries. The company employed an average of 34,400 persons in 1997.

     Yellow Freight, the company's principal subsidiary, had operating revenue of $2.54 billion in 1997 (76% of the company's total revenue) and is based in Overland Park, Kansas. It is one of the nation's largest providers of LTL transportation services. It provides comprehensive national LTL service as well as international service to Mexico, Canada and, via alliances, Europe, the Asia/Pacific region, South America and Central America.

     Saia is a regional LTL carrier that provides overnight and second-day service in eleven southeastern states and Puerto Rico. It had operating revenue of $311 million in 1997 (9% of the company's total revenue) and is headquartered in a suburb of Atlanta, Georgia.

     Preston Trucking is primarily a regional LTL carrier providing overnight and two-day delivery in 22 northeastern and upper midwestern states, Puerto Rico, Ontario and Quebec. Preston Trucking had operating revenue of $451 million in 1997 (14% of the company's total revenue) and is headquartered in Preston, Maryland.

     WestEx provides one and two-day service in Arizona, California, Colorado, Nevada, New Mexico, and Texas. WestEx had operating revenue of $49 million in 1997 and is headquartered in Phoenix, Arizona.

     Yellow Services supports the company's subsidiaries - primarily Yellow Freight - with information technology and other services. Its headquarters is in Overland Park, Kansas.

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

Operating revenue for Yellow Corporation (the company) totaled $3.35 billion in 1997, up 9.0 percent from $3.07 billion in 1996. Operating income for the year was $98.7 million, more than triple the $32.6 million recorded in 1996, excluding a special charge. The fourth quarter 1996 special charge pertained to restructuring of Yellow Freight and was $46.1 million before income taxes ($28.3 million after income taxes). Net income for 1997 was $52.4 million, or $1.86 basic earnings per share ($1.83 diluted), versus 1996 net income of $1.1 million excluding the special charge. Including the fourth quarter special charge, Yellow Corporation recorded a 1996 net loss of $27.2 million, or $.97 per share. The fourth quarter special charge is discussed further in the notes to the consolidated financial statements.

Improved profitability resulted primarily from pricing strength, volume increases, and aggressive cost reduction and productivity strategies.

Yellow Freight achieved $145 million in cost savings in 1997 from programs implemented in 1996 and 1997, which are targeted to grow in 1998 to a $180 million run-rate benefit. In 1998, another $50 million in savings from new cost reduction and efficiency programs will extend beyond Yellow Freight and include all the operating subsidiaries.

At Yellow Freight, 1997 operating income rose to $82.7 million, more than double the 1996 operating income of $36.1 million, before the special charge. Revenue for 1997 was $2.54 billion, up 7.7 percent from $2.36 billion in 1996. The 1997 operating ratio for Yellow Freight was 96.7 compared with 98.5 in 1996, excluding the special charge.

Yellow Freight tonnage and shipments per day during 1997 were up 4.3 percent and 9.7 percent respectively. During the third quarter revenue benefited from a two-week Teamsters strike against UPS which caused a surge in high-cost, smaller shipments. During the fourth quarter, revenue weakened somewhat, due in large part to freight diversion resulting from concerns of some shippers over Yellow Freight's ongoing contract talks with the Teamsters, and the possibility of a strike at contract expiration, March 31, 1998. Yellow Freight reached tentative agreement on a five-year contract in February 1998.

During 1997, Yellow Freight revenue per ton was up 4.2 percent due to an improved pricing environment. Cost per ton was up only 2.1 percent as cost reduction, productivity and asset utilization strategies were material factors in offsetting a 3.8 percent (approximately $44 million) increase in Teamster wages and benefits effective April 1, 1997.

The 4.2 percent increase in revenue per ton resulted from individually negotiated price increases with contractual customers as well as general rate increases, which apply to customers without contracts. The general rate increases averaged 5.2 percent in January 1997 and 4.9 percent in October 1997. In addition, Yellow Freight maintained a separate fuel surcharge program.

Yellow Freight's cost savings in 1997 of $145 million compared to cost savings in 1996 of $75 million. The savings resulted from continuation of programs implemented in 1996, a 1997 change of operations and other 1997 programs. The programs achieved productivity and efficiency gains through best practices and increased use of technology, lower personnel complement, centralized purchasing benefits and other items.

The change of operations in April 1997 enabled an increase in the use of rail transportation from 18 percent to approximately 28 percent of over-the-road miles. The increased use of rail lowered operating expenses and improved the company's asset utilization and return on capital. The company is now able to operate with fewer linehaul tractors. Operating results include $5.6 million of costs to implement the change in operations.

Yellow Freight salary, wages and employee benefits improved as a percentage of revenue, despite the scheduled union wage increase. The improvement resulted from cost reduction initiatives and increased use of rail transportation. Increased use of rail drove the increase in purchased transportation and contributed to the decline in depreciation and other expenses between years. The average age of owned linehaul units slightly decreased, but the average age of city units slightly increased. Favorable accident experience contributed to the decline in claims and insurance. A rise in cargo loss and damage somewhat offset the favorable impact. Fuel prices generally declined as did fuel surcharge revenue.

Saia continued its strong growth with 1997 operating income of $19.6 million, up from $10.8 million in 1996. Saia continued to build lane density in 1997. Revenue for 1997 was $311.2 million, up 17.7 percent from $264.3 million in 1996. Total tonnage increased 10.6 percent, while revenue per ton improved 6.5 percent.

Saia's operating ratio for 1997 was 93.7 compared with 95.9 in 1996. Despite the 10.6 percent increase in tonnage, cost per ton increased only 4.0 percent. Saia achieved a nine percent improvement in pick-up and delivery productivity that helped offset higher wage rates. An improved safety program, better accident record and cargo claims prevention program held claims and insurance costs down. Purchased transportation and rentals provided additional capacity to manage business volume surges.

Preston Trucking reported 1997 operating income of $0.1 million, compared with a $5.8 million operating loss in 1996. Revenue for 1997 was $450.5 million, up
7.9 percent from $417.6 million in 1996. Preston Trucking focused on pricing discipline, improved marketing and improvements in labor productivity in 1997. Tonnage per day increased 4.5 percent in

1997. Revenue per ton improved 3.9 percent over 1996, while cost per ton increased 2.2 percent over 1996. Results in 1996 were adversely impacted by severe winter weather in the Northeast and upper Midwest and shipper uncertainty regarding a union vote on a company proposal to freeze wages.

While operating profit in 1997 was small, it represents the first such profit for Preston Trucking since 1990 and a major improvement over 1996. The success of a recently implemented network reengineering plan and the 1998 Teamster contract renewal negotiations will be key to improving profitability to meaningful and necessary levels.

As part of its December 1997 change of operations, Preston Trucking reduced the number of terminals from 69 to 62.

The linehaul network redesign was engineered to reduce handlings and achieve other cost reductions and productivity gains. Preston Trucking hopes to achieve net savings of $15 million. Implementation costs were not significant in 1997. Implementation costs, primarily relocation and operating lease payments, are expected to total $1- $2 million in 1998 and be partially offset by gains on excess real estate.

Under the wage freeze plan approved by its union employees in 1996, Preston Trucking did not raise union wages on April 1, 1997. Preston Trucking wages are
8.9 percent below full-scale pay levels. Health, welfare and pension benefit costs, however, increased by 8.2 percent on April 1, 1997. Preston Trucking's labor agreement extends until March 31, 1998.

WestEx continued its rapid growth during 1997, reporting revenue of $49.0 million, up 48.6 percent from $33.0 million in 1996. WestEx reported a small operating loss for the year and is expected to turn profitable in 1998 as it continues to grow.

Corporate earnings also benefited from lower nonoperating expenses. Long-term debt at year-end 1997 was $163.1 million, a reduction from $192.5 million at year-end 1996 and $341.6 million at year-end 1995. Debt reduction programs since year-end 1995 resulted in a reduction in interest expense of $7.5 million between 1996 and 1997. Additionally, other nonoperating items, primarily gains on sales of real estate, contributed to favorable variances of $3.0 million in the fourth quarter and $3.7 million year-to-date.

Future Outlook

The LTL trucking industry remains highly competitive and the company intends to continue to improve its shareholder returns through aggressive cost management, improved asset utilization and an increased focus on marketing and customer service.

While the company has realized large benefits from cost reduction programs in 1996 and 1997, management believes cost reduction programs represent a continuous opportunity for improvement in the future. In 1998 and future years, management plans to extend the programs which have been successful at Yellow Freight to the other operating companies while pursuing new initiatives at Yellow Freight. The 1998 cost reduction initiatives primarily pertain to increased labor productivity at Yellow Freight and Saia, as well as the change of operations at Preston Trucking.

Management believes that future earnings growth not only requires cost management programs but also improved revenue. Thus, marketing is a priority at all the subsidiaries. All subsidiaries must be focused on providing high service and value added solutions for customers. Subsidiaries must be focused on targeting profitable growth segments.

Yellow Freight, as a member of a group representing a number of major motor carriers in labor contract negotiations, reached a five-year agreement with the Teamsters in February 1998, subject to ratification. Preston Trucking bargains independently. Preston Trucking currently operates under a wage concession agreement with the Teamsters which expires March 31, 1998, and currently provides for an 8.9% reduction from full scale wages. Preston requires a continued substantial reduction in order to effectively compete, the specific terms of which will be subject to separate negotiation and ratification.

The success of a recently implemented network reengineering plan and the Teamster contract renewal negotiations will be key to improving Preston Trucking's profitability to meaningful and necessary levels.

Saia plans continued revenue growth and margin improvement. Saia will continue to focus on yield management and building density in key markets while implementing cost improvement programs.

During 1997 the company trimmed $30.4 million in debt. At year-end 1997 total debt was $166 million. This reduction followed a decline in total debt from $354 million at year-end 1995 to $196 million at year-end 1996. Strong operating cash flows, even after a $27 million reduction in amounts under the asset-backed securitization (ABS) agreement, and proceeds from the disposal of excess real estate, were sufficient to fund capital additions and the debt reduction.

Debt reduction was a priority at the company beginning in 1996. Management committed to achieving debt reductions of at least $100 million by year-end 1996. Historically, the company has generated strong cash flows from operating activities. The 1996 decrease in capital spending described above provided the largest source of funding for debt paydown in 1996. A portion of the reduction was also achieved through the 1996 sale of $45 million under the ABS agreement. Additionally, in 1996 the company received a federal income tax refund totaling $45 million and repatriated approximately $23 million from a Canadian subsidiary.

Management believes its current financial condition and access to liquidity is adequate for current operations. Additionally, given the debt reductions and the company's access to new sources of capital, management believes the company has increased flexibility to respond to future growth opportunities, possibly including acquisitions.

Statements contained herein, that are not purely historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the company's expectations, hopes, beliefs and intentions on strategies regarding the future. It is important to note that the company's actual future results could differ materially from those projected in such forward-looking statements because of a number of factors, including but not limited to inflation, volatility of expenses, inclement weather, the results of Teamster contract negotiations, competitor pricing activity and a downturn in general economic activity.

Item 2. Properties.

The company's operating subsidiaries each provide their transportation services through separate networks, principally consisting of a fleet of tractors and trailers and real estate terminal facilities.

At December 31, 1997, the company operated a total of 546 freight terminals located in 50 states, Puerto Rico, parts of Canada and Mexico. Of this total, 271 were owned terminals and 275 were leased, generally for terms of three years or less. The number of vehicle back-in doors totaled 18,150, of which 13,671 were at owned terminals and 4,479 were at leased terminals. The freight terminals vary in size ranging from one to three doors at small local terminals, to over 300 doors at Yellow Freight's largest consolidation and distribution terminal. Substantially all of the larger terminals, containing the greatest number of doors, are owned. In addition, the company and most of its subsidiaries own and occupy general office buildings in their headquarters city.

At December 31, 1997, the company's subsidiaries operated the following number of linehaul units: tractors - 5,402, 27' and 28' trailers - 34,373 and 45' and 48' trailers - 6,667. The company operated the following number of city units: trucks and tractors - 7,838 and trailers - 6,448.

The company's facilitates and equipment are adequate to meet current business requirements. The company expects moderate growth in 1997 and has projected no significant changes to its operational capacity. Projected net capital expenditures for 1998 are $164 million, an increase over $88 million in 1997 net capital expenditures. Net capital for both periods pertain primarily to replacement of revenue equipment at all subsidiaries, growth capital at Saia and WestEx, and additional investments in information technology.

Item 3. Legal Proceedings.

The information set forth under the caption "Commitments and Contingencies" in the Notes to Consolidated Financial Statements on page 45 of the registrant's Annual Report to Shareholders for the year ended December 31, 1997, is incorporated by reference under Item 14 herein.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

The names, ages and positions of the executive officers of the company as of March 13, 1998 are listed below. Officers are appointed annually by the Board of Directors at their meeting that immediately follows the annual meeting of shareholders.



        Name            Age              Position(s) Held
        ----            ---              ----------------
A. Maurice Myers        57   President and Chief Executive Officer of the
                             company (since March 1996); President and Chief
                             Operating Officer of America West Airlines, Inc.
                             (January 1994 - December 1995); President and
                             Chief Executive Officer of Aloha Air Group, Inc.
                             (prior to January 1994)

William F. Martin, Jr.  50   Senior Vice President - Legal/Corporate Secretary
                             of the company (since December 1993); Vice
                             President and Secretary of the company (prior to
                             December 1993); Vice President and Secretary of
                             Yellow Freight (prior to May 1992)

H. A. Trucksess, III    48   Senior Vice President - Finance and Chief
                             Financial Officer of the company (since June
                             1994) and Treasurer of the company (since
                             December 1995); Vice President and Chief Financial
                             Officer of Preston Corporation (prior to June
                             1994)

Samuel A. Woodward      48   Senior Vice President - Operations and Planning of
                             the company (since July 1996); Senior Vice
                             President and Managing Officer of SH&E, a
                             management consulting business (prior to July
                             1996)


The terms of each officer of the company designated above are scheduled to expire April 16, 1998. The terms of each officer of the subsidiary companies are scheduled to expire on the date of the next annual meeting of shareholders of that company. No family relationships exist between any of the executive officers named above.

                                    PART II


Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters.

The information set forth under the caption "Common Stock" on page 46 of the registrant's Annual Report to Shareholders for the year ended December 31, 1997, is incorporated by reference under Item 14 herein.

Item 6. Selected Financial Data.

The information set forth under the caption "Financial Summary" on pages 28 and 29 of the registrant's Annual Report to Shareholders for the year ended December 31, 1997, is incorporated by reference under Item 14 herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 20 through 27 of the registrant's Annual Report to Shareholders for the year ended December 31, 1997, is incorporated by reference under Item 14 herein.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary information, appearing on pages 30 through 46 of the registrant's Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference under Item 14 herein.

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

                                    PART IV


Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a) (1)  Financial Statements

    The following information appearing in the 1997 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report as Exhibit (13):

                                                                      Page
                                                                      ----
    Management's Discussion and Analysis of
     Financial Condition and Results of Operations                   20-27
    Financial Summary                                                28-29
    Consolidated Financial Statements                                30-45
    Report of Independent Public Accountants                            45
    Quarterly Financial Information                                     46
    Common Stock                                                        46


    With the exception of the aforementioned information, the 1997 Annual Report to Shareholders is not deemed filed as part of this report. Financial statements other than those listed are omitted for the reason that they are not required or are not applicable. The following additional financial data should be read in conjunction with the consolidated financial statements in such 1997 Annual Report to Shareholders.

(a) (2)  Financial Statement Schedule

                                                                      Page
                                                                      ----
    Report of Independent Public Accountants on
     Financial Statement Schedule                                       14

    For the years ended December 31, 1997, 1996 and 1995:
     Schedule II - Valuation and Qualifying Accounts                    15

    Schedules other than those listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a) (3)  Exhibits

    (13) - 1997 Annual Report to Shareholders.
    (24) - Consent of Independent Public Accountants.
    (27) - Financial Data Schedule (for SEC use only).

    The remaining exhibits required by Item 7 of Regulation S-K are omitted for the reason that they are not applicable or have previously been filed.

(b) Reports on Form 8-K

    The company announced December 16, 1997, that its Board of Directors authorized the repurchase of shares of shares of the company's outstanding common stock with an aggregate purchase price of up to $25 million.

                          Report of Independent Public
                  Accountants on Financial Statement Schedule





To the Shareholders of Yellow Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Yellow Corporation and Subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule of Valuation and Qualifying Accounts (Schedule II) is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                                 ARTHUR ANDERSEN LLP




Kansas City, Missouri,
January 28, 1998

                                                                    Schedule II

                      Yellow Corporation and Subsidiaries
                       Valuation and Qualifying Accounts
              For the Years Ended December 31, 1997, 1996 and 1995


-------------------------------------------------------------------------------------------------
          COL. A                       COL. B           COL. C            COL. D       COL. E
-------------------------------------------------------------------------------------------------
                                                       Additions
                                                 --------------------
                                      Balance,     -1-        -2-       Deductions-   Balance,
        Description                  Beginning   Charged    Charged      Describe      End Of
                                     Of Period   To Costs   To Other        (1)        Period
                                                   And      Accounts-
                                                 Expenses   Describe
-------------------------------------------------------------------------------------------------

                                                          (In Thousands)

Year ended December 31, 1997:
-----------------------------
Deducted from asset account -
 Allowance for uncollectible
 accounts                             $13,819     $15,283    $     -      $13,302     $15,800
                                      =======     =======    =======      =======     =======


Year ended December 31, 1996:
-----------------------------
Deducted from asset account -
 Allowance for uncollectible
 accounts                             $16,781     $19,287    $     -      $22,249     $13,819
                                      =======     =======    =======      =======     =======


Year ended December 31, 1995:
-----------------------------
Deducted from asset account -
 Allowance for uncollectible
 accounts                             $13,082     $13,855    $     -      $10,156     $16,781
                                      =======     =======    =======      =======     =======




(1) Primarily uncollectible accounts written off - net of recoveries. Also includes $3.5 million net deductions in 1996 for net fundings under the asset-backed securitization agreement and $2.5 million net additions in 1997 for net reductions in fundings under the asset-backed securitization agreement.

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Yellow Corporation


                                   BY:       /s/ A. Maurice Myers
                                       --------------------------------------
                                       A. Maurice Myers
                                       President, Chief Executive Officer and
March 24, 1998                         Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  /s/ H. A. Trucksess, III       Senior Vice President -       March 24, 1998
----------------------------     Finance/Chief Financial
    H. A. Trucksess, III         Officer and Treasurer


  /s/ Howard M. Dean             Director                      March 24, 1998
----------------------------
    Howard M. Dean


  /s/ David H. Hughes            Director                      March 24, 1998
----------------------------
    David H. Hughes


  /s/ Cassandra C. Carr          Director                      March 24, 1998
----------------------------
    Cassandra C. Carr


  /s/ Carl W. Vogt               Director                      March 24, 1998
----------------------------
    Carl W. Vogt