Form 10-Q
period 1998-03-31
YELLOW CORP
filed 1998-05-04
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

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

                                  No Changes
            -----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                     ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                    Outstanding at April 15, 1998
                    -----                    -----------------------------
           Common Stock, $1 Par Value              27,385,910 shares

                              YELLOW CORPORATION


                                    INDEX


Item                                                                      Page
----                                                                      ----
                                    PART I
                                    ------
1. Financial Statements

   Consolidated Balance Sheets -
    March 31, 1998 and December 31, 1997                                    3

   Statements of Consolidated Operations -
    Three Months Ended March 31, 1998 and 1997                              4

   Statements of Consolidated Cash Flows -
    Three Months Ended March 31, 1998 and 1997                              5

   Notes to Consolidated Financial Statements                               6

2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations                           8

                                   PART II
                                   -------

6. Exhibits and Reports on Form 8-K                                        14

Signatures                                                                 15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                      Yellow Corporation and Subsidiaries
                    (Amounts in thousands except share data)
                                  (Unaudited)




                                                  March 31,   December 31,
                                                       1998           1997
                                                 ----------   ------------
ASSETS

CURRENT ASSETS:
  Cash                                           $   48,873     $   19,793
  Accounts receivable                               311,578        349,999
  Prepaid expenses and other                         61,148         88,969
                                                 ----------     ----------
     Total current assets                           421,599        458,761
                                                 ----------     ----------

PROPERTY AND EQUIPMENT:
  Cost                                            1,970,043      1,980,324
  Less - Accumulated depreciation                 1,205,131      1,194,015
                                                 ----------     ----------
     Net property and equipment                     764,912        786,309
                                                 ----------     ----------

OTHER ASSETS                                         24,179         25,742
                                                 ----------     ----------

                                                 $1,210,690     $1,270,812
                                                 ==========     ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and checks outstanding        $  120,664     $  166,453
  Wages and employees' benefits                     164,759        164,982
  Other current liabilities                         152,230        146,775
  Current maturities of long-term debt                2,183          2,625
                                                 ----------     ----------
     Total current liabilities                      439,836        480,835
                                                 ----------     ----------

OTHER LIABILITIES:
  Long-term debt                                    162,272        163,080
  Deferred income taxes                              27,851         30,341
  Claims, insurance and other                       150,624        150,705
                                                 ----------     ----------
     Total other liabilities                        340,747        344,126
                                                 ----------     ----------

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value                         29,313         29,289
  Capital surplus                                    14,315         13,868
  Retained earnings                                 429,088        429,700
  Treasury stock                                    (42,609)       (27,006)
                                                 ----------     ----------
     Total shareholders' equity                     430,107        445,851
                                                 ----------     ----------

                                                 $1,210,690     $1,270,812
                                                 ==========     ==========




The accompanying notes are an integral part of these statements.

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                      Yellow Corporation and Subsidiaries
                      For the Three Months Ended March 31
                  (Amounts in thousands except per share data)
                                  (Unaudited)




                                                      1998            1997
                                                  --------        --------
OPERATING REVENUE                                 $796,450        $785,144
                                                  --------        --------

OPERATING EXPENSES:
  Salaries, wages and benefits                     527,728         515,048
  Operating expenses and supplies                  134,186         132,670
  Operating taxes and licenses                      28,117          29,200
  Claims and insurance                              19,978          17,327
  Depreciation                                      29,450          30,213
  Purchased transportation                          59,480          46,014
  Property and equipment gains, net                 (4,852)           (500)
                                                  --------        --------
      Total operating expenses                     794,087         769,972
                                                  --------        --------

INCOME FROM OPERATIONS                               2,363          15,172
                                                  --------        --------

NONOPERATING (INCOME) EXPENSES:
  Interest expense                                   3,099           3,903
  Other, net                                           379            (249)
                                                  --------        --------
      Nonoperating expenses, net                     3,478           3,654
                                                  --------        --------

INCOME (LOSS) BEFORE INCOME TAXES                   (1,115)         11,518

INCOME TAX PROVISION (BENEFIT)                        (468)          5,017
                                                  --------        --------

NET INCOME (LOSS)                                 $   (647)       $  6,501
                                                  ========        ========


AVERAGE COMMON SHARES OUTSTANDING                   27,904          28,112
                                                  ========        ========


BASIC EARNINGS (LOSS) PER SHARE                   $   (.02)       $    .23
                                                  ========        ========

DILUTED EARNINGS (LOSS) PER SHARE                 $   (.02)       $    .23
                                                  ========        ========



The accompanying notes are an integral part of these statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                      Yellow Corporation and Subsidiaries
                      For the Three Months Ended March 31
                             (Amounts in thousands)
                                  (Unaudited)





                                                              1998        1997
                                                         ---------    --------
OPERATING ACTIVITIES:
      Net cash from operating activities                 $  49,775    $ 25,136
                                                         ---------    --------

INVESTING ACTIVITIES:
   Acquisition of property and equipment                   (13,773)     (7,856)
   Proceeds from disposal of property and equipment         10,254       5,118
                                                         ---------    --------
      Net cash used in investing activities                 (3,519)     (2,738)
                                                         ---------    --------

FINANCING ACTIVITIES:
   Purchase of treasury stock                              (16,196)          -
   Proceeds from issuance of stock options, net                362           -
   Repayment of long-term debt                              (1,342)     (9,824)
   Commercial paper, net                                         -       1,787
                                                         ---------    --------
      Net cash used in financing activities                (17,176)     (8,037)
                                                         ---------    --------

NET INCREASE IN CASH                                        29,080      14,361

CASH, BEGINNING OF PERIOD                                   19,793      24,800
                                                         ---------    --------

CASH, END OF PERIOD                                      $  48,873    $ 39,161
                                                         =========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------

Income taxes (received) paid, net                        $  (9,030)   $  1,030
                                                         =========    ========
Interest paid                                            $     363    $  2,247
                                                         =========    ========



The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Yellow Corporation and Subsidiaries

1. The accompanying consolidated financial statements include the accounts of Yellow Corporation and its wholly-owned subsidiaries (the company) and have been prepared by the company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the results of operations for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the company's 1997 Annual Report to Shareholders.

2. The company provides freight transportation services primarily to the less-than-truckload (LTL) market in North America through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Saia Motor Freight Line, Inc. (Saia), Preston Trucking Company, Inc. (Preston Trucking) and WestEx, Inc. (WestEx). Yellow Services, Inc. (Yellow Services), is a subsidiary that provides information technology and other services to the company and its subsidiaries. Yellow Freight comprises approximately 76 percent of total revenue while Preston Trucking comprises approximately 14 percent and Saia comprises approximately 9 percent.

3. Effective January 1, 1998, the company adopted Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (the SOP). The statement requires capitalization of certain costs associated with developing or obtaining internal-use software, once the capitalization criteria of the SOP have been met. Capitalizable costs include external direct costs of materials and services consumed in developing or obtaining the software, payroll and payroll-related costs for employees directly associated with the project, and interest. Prior to adoption of the standard the company had capitalized only the external direct costs associated with internal-use software. In the 1998 first quarter, the company capitalized $1 million of primarily payroll and payroll-related costs incurred since January 1, 1998 on eligible projects.

4. The company adopted FASB Statement No. 130, Reporting Comprehensive Income, in first quarter 1998. This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The company's comprehensive income includes net income and foreign currency translation adjustments. Comprehensive loss was $681 in the 1998 first quarter and comprehensive income was $6,598 in the 1997 first quarter.

5. The company adopted FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in first quarter 1998. This statement requires the company report financial and descriptive information about its reportable operating segments, on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments.

    Under the standard, consistent with the business segments disclosure in the company's 1997 Annual Report to Shareholders, the company has three reportable segments, strategic business units that offer different products and services. The national segment is comprised primarily of the operations of Yellow Freight, a carrier that provides comprehensive national LTL service as well as international service to Mexico, Canada and, via alliances, Europe, the Asia/Pacific region, South America and Central America. The Southeast regional segment consists of the operations of Saia, a regional LTL carrier that provides overnight and second-day service in eleven southeastern states and Puerto Rico. The Northeast regional segment is principally comprised of the operations of Preston Trucking, a regional LTL carrier providing overnight and two-day delivery in 22 Northeastern and upper Midwestern states, Puerto Rico, Ontario and Quebec. The segments are managed separately because each requires different operating, technology and marketing strategies. The company evaluates performance primarily on operating income and, secondarily, on net income, adjusted for tax-affected nonoperating expenses and gains and losses.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the company's 1997 Annual Report to Shareholders. The company also charges a tradename fee to Yellow Freight (1% of revenue) for use of the company's trademark. Interest and intersegment transactions are recorded at current market rates. Income taxes are allocated in accordance with a tax sharing agreement in proportion to each segment's contribution to the parent's consolidated tax status.

6. The company remains on plan to complete the system modifications and systems replacements required in order to process transactions in the year 2000. Such efforts are anticipated to be largely complete by the end of 1998. During the 1998 first quarter, the company expensed $1.8 million of modification costs compared with $1.6 million expensed in the first quarter of 1997

7. As further described in the footnotes to the 1997 consolidated financial statements, Yellow Freight recorded a special charge of $46.1 million, or $28.3 million after taxes in the fourth quarter of 1996. The major components of the charge and subsequent activity are as summarized below (amounts in millions):


                                    Quarter Ended March 31, 1998
                               -------------------------------------
                               December  Favorable  Paid or   Ending
                               31, 1997  Revisions  Utilized  Balance
                               --------  ---------  --------  -------
Write down nonoperating
  real estate                    $5.2       $.7       $2.2      $2.3
Severance and organization
  design                           .2         -         .2         -
                                 ----       ---       ----      ----
Total                            $5.4       $.7       $2.4      $2.3
                                 ====       ===       ====      ====

                                              Cumulative Through
                                                March 31, 1998
                                Pre-tax  -----------------------------
                                 1996    Favorable  Paid or    Ending
                                Charge   Revisions  Utilized   Balance
                                -------  ---------  --------   -------
Write down nonoperating
  real estate                    $16.5     $1.7      $12.5      $2.3
Write off computer software        8.4        -        8.4         -
Early retirement program          13.7        -       13.7         -
Company car program reduction      3.6        -        3.6         -
Severance and organization
  design                           3.9        -        3.9         -
                                 -----     ----      -----      ----
Total                            $46.1     $1.7      $42.1      $2.3
                                 =====     ====      =====      ====


    Marketing efforts continue on nonoperating real estate. During the first quarter of 1998, nonoperating property written down in the charge to $2.8 million was sold for $3.5 million utilizing portions of the write down. Revisions to estimates during the first quarter of 1998 were reflected in operating income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

                   March 31, 1998 Compared to March 31, 1997

Working capital increased slightly during the first three months of 1998, resulting in a $18.3 million working capital deficit position at March 31, 1998 compared to a $22.1 million deficit position at December 31, 1997. The improvement in working capital was primarily the result of decreased accounts receivable and prepaid expenses partially offset by reductions in accounts payable and checks outstanding. The accounts receivable decrease of $38.4 million is comprised of a $36.0 million decrease due to the reduction in accounts receivable subject to Yellow Freight's asset-backed securitization agreement and a $2.4 million reduction due to other changes. The company can operate with a deficit working capital position because of rapid turnover of accounts receivable, effective cash management and ready access to funding.

Total debt during the first three months of 1998 decreased $1.2 million. Net capital expenditures for the first three months of 1998 were $3.5 million. Subject to ongoing review, total net capital spending for 1998 are expected to total approximately $164 million.

During the quarter the company purchased 755,000 additional treasury shares and completed the $25 million share repurchase program approved by the Board of Directors in December 1997.

RESULTS OF OPERATIONS

              Comparison of Three Months Ended March 31, and 1997

The net loss for the quarter was $647 thousand, or a loss of $.02 per share, versus 1997 net income of $6.5 million, or $.23 per share. Operating revenue in the first quarter was $796.5 million, a 1.4 percent increase over 1997 first quarter revenue of $785.1 million. Operating income for Yellow Corporation was $2.4 million, compared with $15.2 million in the 1997 first quarter.

Negotiations on a new National Master Freight Agreement (NMFA) with the Teamsters had a significant impact on first quarter business for the corporation's largest subsidiary, Yellow Freight System. Freight was diverted to nonunion competitors in the first quarter due to customer fear that failure to negotiate a settlement by March 31, 1998, could lead to a strike and disrupt their product deliveries. A tentative settlement was announced Feb. 8, and ratified by 70 percent of rank and file members, according to Teamster figures released April 8.

During the first quarter, Yellow Freight reported operating income of $7.4 million. Operating income during the 1997 first quarter was $15.4 million. Yellow Freight revenue for the 1998 first quarter was $597.7 million, versus $598.8 million a year earlier. The Yellow Freight operating ratio was 98.8, compared with 97.4 in the 1997 first quarter.

Saia continued its trend of solid growth, posting first quarter revenue of $80.3 million, up 10.8 percent from $72.4 million in the 1997 first quarter. Operating income for Saia was $4.2 million, compared with $3.6 million in the 1997 period. Saia's operating ratio was 94.7, versus 95.0 in the 1997 first quarter. Saia is an Atlanta-based regional carrier serving the southeastern U.S., and continues to grow at double-digit rates.

Preston Trucking reported first quarter revenue of $103.7 million, up 0.2 percent from $103.5 million in the 1997 first quarter. Preston Trucking reported a first quarter operating loss of $6.5 million, an increase from its 1997 first quarter operating loss of $2.9 million.

Preston Trucking's results were dominated by two factors. The first was a one-time cost incurred mostly in the first quarter pertaining to a change of operations implemented in December 1997. Second, Preston, like other union carriers that bargain independently, is subject to freight diversion pending completion of union negotiations.

WestEx, Yellow's regional carrier serving California, Colorado and much of the southwestern U.S., reported revenue of $14.5 million for the 1998 first quarter, up 39.0 percent from $10.4 million in the year-earlier quarter.

Interest expense fell between years as a result of reduced debt levels. The effective tax rate was 42.0 percent in the 1998 quarter and 43.6 percent in the 1997 quarter.

Statements contained herein that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the company's expectations, hopes, beliefs and intentions on strategies regarding the future. It is important to note that the company's actual future results could differ materially from those projected in such forward-looking statements because of a number of factors, including but not limited to inflation, union contract negotiations, inclement weather, competitor pricing activity and a downturn in general economic activity.

                          Yellow Freight System, Inc.
                             Financial Information
               For the Three Months Ended March 31, 1998 and 1997
                             (Amounts in thousands)



                                 First Quarter
                               ------------------
                                 1998      1997      %
                               --------  --------  ------
Operating revenue               597,718   598,827    (.2)

Operating income                  7,406    15,445

Operating ratio                    98.8      97.4

Total assets at March 31        908,237   884,593

                                                            First Quarter
                                 First Quarter              Amount/Workday
                               ------------------          ----------------
                                 1998      1997      %      1998     1997      %
                               --------  --------  ------  -------  -------  ------
Workdays                                                     (63)     (63)

Financial statement     LTL     543,173   545,147    (.4)  8,621.8  8,653.1    (.4)
revenue                 TL       51,846    55,066   (5.8)    823.0    874.1   (5.8)
                        Other     2,699    (1,386)    NM      42.8    (22.0)    NM
                        Total   597,718   598,827    (.2)  9,487.6  9,505.2    (.2)

Revenue excluding       LTL     543,173   545,147    (.4)  8,621.8  8,653.1    (.4)
revenue recognition     TL       51,846    55,066   (5.8)    823.0    874.1   (5.8)
adjustment              Other       493       839  (41.2)      7.8     13.3  (41.2)
                        Total   595,512   601,052    (.9)  9,452.6  9,540.5    (.9)

Tonnage                 LTL       1,641     1,677   (2.2)    26.04    26.62   (2.2)
                        TL          367       402   (8.8)     5.83     6.38   (8.8)
                        Total     2,008     2,079   (3.4)    31.87    33.00   (3.4)

Shipments               LTL       3,354     3,372    (.5)    53.24    53.52    (.5)
                        TL           50        53   (7.2)      .79      .84   (7.2)
                        Total     3,404     3,425    (.6)    54.03    54.36    (.6)

Revenue/cwt.            LTL       16.55     16.25    1.8
                        TL         7.07      6.84    3.2
                        Total     14.82     14.43    2.7

Revenue/shipment        LTL      161.93    161.69     .1
                        TL     1,047.24  1,031.83    1.5
                        Total    174.81    175.25    (.3)

                         Preston Trucking Company, Inc.
                             Financial Information
               For the Three Months Ended March 31, 1998 and 1997
                             (Amounts in thousands)




                                First Quarter
                               ----------------
                                1998     1997      %
                               -------  -------  ------
Operating revenue              103,683  103,488     .2

Operating loss                  (6,500)  (2,891)

Operating ratio                  106.3    102.8

Total assets at March 31       163,772  156,404


                                                          First Quarter
                                First Quarter             Amount/Workday
                               ----------------          ----------------
                                1998     1997      %      1998     1997      %
                               -------  -------  ------  -------  -------  ------
Workdays                                                   (63)     (62)

Financial statement     LTL     93,208   91,465    1.9   1,479.5  1,475.2     .3
revenue                 TL      10,801   11,080   (2.5)    171.4    178.7   (4.1)
                        Other     (326)     943     NM      (5.2)    15.2     NM
                        Total  103,683  103,488     .2   1,645.7  1,669.1   (1.4)

Revenue excluding       LTL     93,208   91,465    1.9   1,479.5  1,475.2     .3
revenue recognition     TL      10,801   11,080   (2.5)    171.4    178.7   (4.1)
adjustment              Other      213    1,354  (84.3)      3.4     21.8  (84.4)
                        Total  104,222  103,899     .3   1,654.3  1,675.7   (1.3)

Tonnage                 LTL        439      439    (.1)     6.96     7.08   (1.7)
                        TL         118      122   (3.8)     1.87     1.97   (5.3)
                        Total      557      561    (.9)     8.83     9.05   (2.5)

Shipments               LTL        850      832    2.1     13.49    13.42     .5
                        TL          16       17   (2.6)      .26      .27   (4.2)
                        Total      866      849    2.1     13.75    13.69     .4

Revenue/cwt.            LTL      10.62    10.41    2.0
                        TL        4.60     4.53    1.3
                        Total     9.35     9.13    2.4

Revenue/shipment        LTL     109.68   109.94    (.2)
                        TL      661.66   660.98     .1
                        Total   120.09   120.83    (.6)

Note: Total assets and other revenue include 151 Tire in 1997 and exclude it in 1998.

                        Saia Motor Freight Line, Inc.
                            Financial Information
             For the Three Months Ended March 31, 1998 and 1997
                           (Amounts in thousands)




                                First Quarter
                               ----------------
                                1998     1997      %
                               -------  -------  -----
Operating revenue               80,271   72,420   10.8

Operating income                 4,224    3,595

Operating ratio                   94.7     95.0

Total assets at March 31       185,422  162,293

                                                            First Quarter
                                First Quarter               Amount/Workday
                               ----------------         -----------------------
                                1998     1997      %     1998     1997      %
                               -------  -------  -----  -------  -------  -----
Workdays                                                 (63)     (63)

Financial statement     LTL     72,425   64,523   12.2  1,149.6  1,024.2   12.2
revenue                 TL       7,846    7,897    (.6)   124.5    125.3    (.6)
                        Total   80,271   72,420   10.8  1,274.1  1,149.5   10.8

Revenue excluding       LTL     72,724   64,583   12.6  1,154.3  1,025.1   12.6
revenue recognition     TL       7,878    7,904    (.3)   125.0    125.5    (.3)
adjustment              Total   80,602   72,487   11.2  1,279.3  1,150.6   11.2

Tonnage                 LTL        410      376    9.1     6.51     5.97    9.1
                        TL         132      128    3.1     2.10     2.03    3.1
                        Total      542      504    7.6     8.61     8.00    7.6

Shipments               LTL        780      719    8.5    12.38    11.41    8.5
                        TL          14       14    1.6      .22      .22    1.6
                        Total      794      733    8.4    12.60    11.63    8.4

Revenue/cwt.            LTL       8.86     8.59    3.2
                        TL        2.98     3.08   (3.3)
                        Total     7.44     7.19    3.4

Revenue/shipment        LTL      93.27    89.85    3.8
                        TL      565.99   577.14   (1.9)
                        Total   101.51    98.89    2.7

Note:  Prior year statistics restated for consistency.

                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) Annual Meeting of Stockholders on April 16, 1998

(b) The following directors were elected with the indicated number of votes set forth below.


                                               For  Withheld
                                        ----------  --------
       Klaus E. Agthe                   24,527,578   571,345
       Cassandra C. Carr                24,791,821   307,102
       Howard M. Dean                   24,462,552   636,371
       David H. Hughes                  24,785,887   313,036
       Ronald T. LeMay                  24,783,032   305,891
       John C. McKelvey                 24,790,686   308,237
       A. Maurice Myers                 24,780,394   318,529
       William L. Trubeck               24,793,788   305,135
       Carl W. Vogt                     24,793,743   305,180

(c) Adoption of the 1997 Stock Option Plan was voted on and approved at the meeting by the following vote. For: 16,790,971, Against: 8,242,186,
    Abstention: 67,048.

(d) The appointment of Arthur Andersen LLP as independent public accountants of the company for 1998 was voted on and approved at the meeting by the following vote. For: 24,981,279, Against: 87,558, Abstention: 31,567.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
    (27) - Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K

    On February 24, 1998, the company announced that shippers' concerns over the possibility of a strike, prior to the recent tentative labor settlement, had adversely affected January and February business levels at Yellow Freight System. As a result, Yellow Corporation expected to report operating results below expectations for the quarter ending March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  YELLOW CORPORATION
                                           --------------------------------
                                                      Registrant


Date:    May 1, 1998                       /s/   A. Maurice Myers
     -------------------                   --------------------------------
                                                 A. Maurice Myers
                                           Chairman of the Board of
                                           Directors, President & Chief
                                           Executive Officer


Date:    May 1, 1998                       /s/   H. A. Trucksess, III
     -------------------                   --------------------------------
                                                 H. A. Trucksess, III
                                           Senior Vice President - Finance/
                                           Chief Financial Officer &
                                           Treasurer