Form 10-Q
period 1998-06-30
YELLOW CORP
filed 1998-08-14
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

Commission file number 0-12255

                               YELLOW CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)



            Delaware                                           48-0948788
---------------------------------                       -----------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

   10990 Roe Avenue, P.O. Box 7563, Overland Park, Kansas              66207
   ------------------------------------------------------           ----------
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

                                 Yes   X      No
                                      ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                          Outstanding at July 31, 1998
                -----                          ----------------------------
     Common Stock, $1 Par Value                     26,076,917 shares

                               YELLOW CORPORATION


                                     INDEX


Item                                                                 Page


                                     PART I
1.  Financial Statements

    Consolidated Balance Sheets -
     June 30, 1998 and December 31, 1997                              3

    Statements of Consolidated Operations -
     Quarter and Six Months Ended June 30, 1998 and 1997              4

    Statements of Consolidated Cash Flows -
     Six Months Ended June 30, 1998 and 1997                          5

    Notes to Consolidated Financial Statements                        6

2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                    9

                                    PART II


6.  Exhibits and Reports on Form 8-K                                 15

Signatures                                                           16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                      Yellow Corporation and Subsidiaries
                      June 30, 1998 and December 31, 1997
                    (Amounts in thousands except share data)


                                                        June 30     December 31
                                                          1998          1997
                                                      ------------  -----------
 ASSETS

 CURRENT ASSETS:
   Cash                                               $    23,463   $   17,703
   Accounts receivable                                    281,452      293,300
   Prepaid expenses and other                              42,080       81,170
   Current assets of discontinued operations                    -       66,588
                                                      -----------   ----------
     Total current assets                                 346,995      458,761
                                                      -----------   ----------

 PROPERTY AND EQUIPMENT:
   Cost                                                 1,849,690    1,833,606
   Less - Accumulated depreciation                      1,166,902    1,141,447
                                                      -----------   ----------
     Net property and equipment                           682,788      692,159
                                                      -----------   ----------

 OTHER ASSETS                                              22,940       25,540
 NONCURRENT ASSETS OF DISCONTINUED OPERATIONS, NET              -       94,352
                                                      -----------   ----------
                                                      $ 1,052,723   $1,270,812
                                                      ===========   ==========


 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable and checks outstanding            $    95,592   $  148,432
   Wages and employees' benefits                          149,856      153,073
   Other current liabilities                              133,853      131,347
   Current maturities of long-term debt                       473        2,625
   Current liabilities of discontinued operations               -       45,358
                                                      -----------   ----------
     Total current liabilities                            379,774      480,835
                                                      -----------   ----------

 OTHER LIABILITIES:
   Long-term debt                                         157,547      163,080
   Deferred income taxes                                   19,309       21,429
   Claims, insurance and other                            135,818      136,840
   Noncurrent liabilities of discontinued operations            -       22,777
                                                      -----------   ----------
     Total other liabilities                              312,674      344,126
                                                      -----------   ----------

 SHAREHOLDERS' EQUITY:
   Common stock, $1 par value                              29,320       29,289
   Capital surplus                                         14,450       13,868
   Retained earnings                                      378,754      429,700
   Treasury stock                                         (62,249)     (27,006)
                                                      -----------   ----------
     Total shareholders' equity                           360,275      445,851
                                                      -----------   ----------
                                                      $ 1,052,723   $1,270,812
                                                      ============  ===========


The accompanying notes are an integral part of these statements.

               STATEMENTS OF CONSOLIDATED OPERATIONS (Unaudited)
                      Yellow Corporation and Subsidiaries
                  For the Quarter and Six Months Ended June 30
                  (Amounts in thousands except per share data)


                                         Second Quarter          Six Months
                                       ------------------   ---------------------
                                         1998       1997      1998        1997
                                       --------   -------   ---------   ---------
OPERATING REVENUE                      $727,419  $730,996  $1,419,879  $1,412,652
                                       --------   -------   ---------   ---------
OPERATING EXPENSES:
  Salaries, wages and benefits          466,885   464,232     917,253     905,682
  Operating expenses and supplies       111,454   115,394     226,653     228,936
  Operating taxes and licenses           23,935    24,205      47,641      49,381
  Claims and insurance                   14,976    16,000      32,058      30,878
  Depreciation                           26,369    26,441      53,250      53,916
  Purchased transportation               59,341    58,148     114,228      99,720
  Property and equipment gains, net        (725)     (100)     (5,297)       (600)
                                       --------   -------   ---------   ---------

    Total operating expenses            702,235   704,320   1,385,786   1,367,913
                                       --------   -------   ---------   ---------

INCOME FROM OPERATIONS                   25,184    26,676      34,093      44,739
                                       --------   -------   ---------   ---------
NONOPERATING (INCOME) EXPENSES:
  Interest expense                        3,031     3,150       6,130       7,053
  Other, net                                169    (1,002)        401      (1,099)
                                       --------   -------   ---------   ---------
    Nonoperating expenses, net            3,200     2,148       6,531       5,954
                                       --------   -------   ---------   ---------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                    21,984    24,528      27,562      38,785

INCOME TAX PROVISION                      9,705    10,663      11,520      16,589
                                       --------   -------   ---------   ---------

INCOME FROM CONTINUING OPERATIONS        12,279    13,865      16,042      22,196

DISCONTINUED OPERATIONS:
  Income (loss) from operation of
    discontinued operations, net           (735)      110      (5,145)     (1,720)
  Loss on disposal of discontinued
    operations, net                     (61,601)        -     (61,601)          -
                                       --------   -------   ---------   ---------

NET INCOME (LOSS)                      $(50,057)  $13,975   $ (50,704)  $  20,476
                                       ========   =======   =========   =========

AVERAGE SHARES OUTSTANDING- (BASIC)      27,198    28,115      27,555      28,113
                                       ========   =======   =========   =========

AVERAGE SHARES OUTSTANDING- (DILUTED)    27,426    28,516      27,784      28,514
                                       ========   =======   =========   =========

BASIC EARNINGS (LOSS) PER SHARE:
  Income from continuing operations    $    .45   $   .49   $     .58   $     .79
  Income (loss) from operation of
    discontinued operations                (.03)      .01        (.18)       (.06)
  Loss on disposal of
    discontinued operations               (2.26)        -       (2.24)          -
                                       --------   -------   ---------   ---------

  Net income (loss)                    $  (1.84)  $   .50   $   (1.84)  $     .73
                                       ========   =======   =========   =========

DILUTED EARNINGS (LOSS) PER SHARE:
  Income from continuing operations    $    .45   $   .48   $     .58   $     .78
  Income (loss) from operation of
    discontinued operations                (.03)      .01        (.19)       (.06)
  Loss on disposal of
    discontinued operations               (2.24)        -       (2.21)          -
                                       --------  --------   ---------   ---------
  Net income (loss)                    $  (1.82) $    .49   $   (1.82)  $     .72
                                       ========  ========   =========   =========


The accompanying notes are an integral part of these statements.

               STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
                      Yellow Corporation and Subsidiaries
                For the Six Months Ended June 30, 1998 and 1997
                             (Amounts in thousands)



                                                             1998      1997
                                                          ---------  ---------
  OPERATING ACTIVITIES:
        Net cash from operating activities                $ 73,535   $ 36,940
                                                          --------   --------

  INVESTING ACTIVITIES:
     Acquisition of property and equipment                 (46,471)   (22,701)
     Proceeds from disposal of property and equipment       12,431     11,256
     Net capital expenditures of discontinued operations     2,203     (3,236)
                                                          --------   --------
        Net cash used in investing activities              (31,837)   (14,681)
                                                          --------   --------

  FINANCING ACTIVITIES:
     Treasury stock purchases                              (33,495)         -
     Commercial paper, net                                       -    (11,832)
     Repayment of long-term debt, net                       (2,948)   (10,420)
     Proceeds from exercise of stock options, net              505         97
                                                          --------   --------
        Net cash used in financing activities              (35,938)   (22,155)
                                                          --------   --------
  NET INCREASE IN CASH                                       5,760        104

  CASH, BEGINNING OF PERIOD                                 17,703     22,899
                                                          --------   --------

  CASH, END OF PERIOD                                     $ 23,463   $ 23,003
                                                          ========   ========

  SUPPLEMENTAL CASH FLOW INFORMATION:
  ------------------------------------------------------

  Income taxes (received) paid, net                       $ (4,298)  $ 13,377
                                                          ========   ========
  Interest paid                                           $  4,898   $  6,605
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

2. The company provides freight transportation services primarily to the less-than-truckload (LTL) market in North America through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Saia Motor Freight Line, Inc.
     (Saia) and WestEx, Inc. (WestEx). Yellow Services, Inc. (Yellow Services), is a subsidiary that provides information technology and other services to the company and its subsidiaries. Yellow Freight comprises approximately 86 percent of total revenue while Saia comprises approximately 12 percent.

3. On June 1, 1998 the company reached agreement in principle to sell Preston Trucking Company, Inc. (Preston Trucking) its Northeast regional LTL segment to a management group of three senior officers of Preston Trucking. Preston Trucking is a regional carrier serving the Northeast, Mid-Atlantic and Central States. The sale has been completed and resulted in a second quarter charge of $61.6 million net of anticipated tax benefits of approximately $30.0 million, which has been reflected as discontinued operations in the consolidated statement of operations. No interest charges have been allocated to discontinued operations and the company does not anticipate any change in the loss recorded on disposal of the discontinued operations. The consolidated financial statements have been restated to remove Preston Trucking from continuing operations and disclose these amounts as discontinued operations in accordance with APB No. 30.

     Operating revenue of Preston Trucking for the quarter and six months ended June 30, 1998 were $106.7 million and $211.5 million and revenues for the quarter and six months ended June 30, 1997 were $113.4 million and $216.9 million.

4. The difference between average common shares outstanding used in the computation of basic earnings per share and fully diluted earnings per share is attributable to outstanding common stock options.

5. Effective January 1, 1998, the company prospectively adopted Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (the SOP). The statement requires capitalization of certain costs associated with developing or obtaining internal-use software, once the capitalization criteria of the SOP have been met. Capitalizable costs include external direct costs of materials and services consumed in developing or obtaining the software, payroll and payroll-related costs for employees directly associated with the project, and interest. Prior to adoption of the standard, the company had capitalized only the external direct costs associated with internal-use software. In the quarter and six months ended June 30, 1998, the company capitalized $1.4 million and $2.4 million, primarily payroll and payroll-related costs incurred since January 1, 1998, on eligible projects.

6. The company adopted FASB Statement No. 130, Reporting Comprehensive Income, in first quarter 1998. This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The company's comprehensive income includes net income and foreign currency translation adjustments. Comprehensive loss for the second quarter and six months ended June 30, 1998 was $50.3 million and $50.9 million and for the 1997 second quarter and six months ended June 30, 1997 comprehensive income was $14.0 million and $20.4 million.

7. The company adopted FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in first quarter 1998. This statement requires the company report financial and descriptive information about its reportable operating segments, on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments.

     Under the standard, consistent with the Business Segments disclosure in the company's 1997 Annual Report to Shareholders, the company has two reportable segments, strategic business units that offer different products and services. The National segment is comprised primarily of the operations of Yellow Freight, a carrier that provides comprehensive national LTL service as well as international service to Mexico, Canada and, via alliances, Europe, the Asia/Pacific region, South America and Central America. The Southeast regional segment consists of the operations of Saia, a regional LTL carrier that provides overnight and second-day service in eleven southeastern states and Puerto Rico. The segments are managed separately because each requires different operating, technology and marketing strategies. The company evaluates performance primarily on operating income, net income, adjusted for tax-affected nonoperating expenses, gains and losses, and return on capital.

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


8. As further described in the footnotes to the 1997 consolidated financial statements, Yellow Freight recorded a special charge of $46.1 million, or $28.3 million after taxes in the fourth quarter of 1996. The major components of the charge and subsequent activity are as summarized below (amounts in millions):


                                   Six Months Ended June 30, 1998
                               ---------------------------------------
                               December  Favorable   Paid or   Ending
                               31, 1997  Revisions   Utilized  Balance
                               --------  ---------   --------  -------
  Write down nonoperating
   real estate                 $    5.2  $     .7    $    2.3  $   2.2
  Severance and organization
   design                            .2         -          .2        -
                               --------  --------    --------  -------
  Total                        $    5.4  $     .7    $    2.5  $   2.2
                               ========  ========    ========  =======



                                               Cumulative Through
                                                 June 30, 1998
                                Pre-tax  -----------------------------
                                1996     Favorable   Paid or    Ending
                                Charge   Revisions   Utilized   Balance
                                -------  ---------   ---------  -------
 Write down nonoperating
  real estate                   $  16.5   $   1.7    $   12.6  $   2.2
 Write off computer software        8.4         -         8.4        -
 Early retirement program          13.7         -        13.7        -
 Company car program reduction      3.6         -         3.6        -
 Severance and organization
  design                            3.9         -         3.9        -
                                -------   -------    --------  -------
 Total                          $  46.1   $   1.7    $   42.2  $   2.2
                                =======   =======    ========  =======


     Marketing efforts continue on nonoperating real estate. During the first six months of 1998, nonoperating property written down in the charge to $2.8 million was sold for $3.5 million utilizing portions of the write down. Revisions to estimates of $.7 million during the first six months of 1998 were reflected in operating income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

                  June 30, 1998 Compared to December 31, 1997

On June 1, 1998 the company reached agreement in principle to sell Preston Trucking to a management group of three senior officers of Preston Trucking. The sale has been completed and resulted in a second quarter charge of $61.6 million net of anticipated tax benefits, which has been reflected as discontinued operations in the consolidated statement of operations. No interest charges have been allocated to discontinued operations and the company does not anticipate any change in the loss on disposal of the discontinued operations. The consolidated financial statements have been restated to remove Preston Trucking from continuing operations and disclose these amounts as discontinued operations in accordance with APB No. 30.

Working capital decreased slightly during the first six months of 1998, resulting in a $32.8 million working capital deficit position at June 30, 1998 compared to a $22.1 million deficit position at December 31, 1997. The decrease in working capital was primarily the result of discontinued operations, decreased accounts receivable and prepaid expenses partially offset by reductions in accounts payable and checks outstanding. The accounts receivable decrease of $11.8 million is comprised of a $16.0 million decrease due to the reduction in accounts receivable subject to Yellow Freight's asset-backed securitization agreement and a $4.2 million increase due to other changes. The company can operate with a deficit working capital position because of rapid turnover of accounts receivable, effective cash management and ready access to funding.

Total debt during the first six months of 1998 decreased $7.7 million. Net capital expenditures for continuing operations for the first six months of 1998 were $34.0 million. Subject to ongoing review, total net capital spending for 1998 is expected to total approximately $130 million.

During the quarter ended June 30, 1998 the Company substantially completed a $25 million stock repurchase program approved by the Board of Directors in May 1998. This program followed an earlier $25 million stock repurchase that was completed between December 1997 and March 1998.

The company remains on plan to complete the system modifications and systems replacements required in order to process transactions in the year 2000. Such efforts are anticipated to be largely complete by the end of 1998. The company expensed $1.7 million of modification costs in the second quarter of 1998 and $3.5 million for six months ended June 30, 1998 compared with $1.5 million expensed in the second quarter of 1997 and $3.1 for the six months ended June 30, 1997.

RESULTS OF OPERATIONS

               Comparison of Quarter Ended June 30, 1998 and 1997

Income from continuing operations for the second quarter was $12.3 million, or $.45 earnings per share (diluted). Including the after-tax charge from discontinued operations, the net loss was $50.1 million or $1.82 net loss per share (diluted). For the quarter ending June 1997 income from continuing operations of $13.9 million, or $.48 per share (diluted), and net income was $14.0 million or $.49 net earnings per share (diluted). The 1997 quarter included a non-recurring charge of $.12 per share for expenses related to a change of operations at Yellow Freight.

Operating revenue in the second quarter of 1998 was $727.4 million, a .5 percent decrease over 1997 second quarter revenue of $731.0 million. Operating income for the Company in the 1998 second quarter was $25.2 million, compared with operating income of $26.7 million in the 1997 second quarter.

During the second quarter, Yellow Freight reported operating income of $19.7 million. Operating income during the 1997 second quarter was $22.7 million. Yellow Freight revenue for the 1998 second quarter was $624.9 million, versus $640.9 million a year earlier. The Yellow Freight operating ratio was 96.8, compared with 96.5 in the 1997 second quarter.

Negotiations on a new National Master Freight Agreement (NMFA) with the Teamsters had a significant impact on business for Yellow Freight. Freight was diverted to nonunion competitors in the first quarter due to customer fear that failure to negotiate a settlement by March 31, 1998, could lead to a strike and disrupt their product deliveries. The negotiation resulted in a five-year contract with the Teamsters, which was ratified on April 7, and which greatly stabilized customer concerns. As a result, business levels began improving in the second quarter though they remained below second quarter 1997 levels.

Saia continued its strong growth, posting 1998 second quarter revenue of $86.6 million, up 11.6 percent from $77.6 million in the 1997 second quarter. Operating income for Saia was $7.0 million for the second quarter of 1998, compared with $4.8 million up 47 percent over the 1997 period. Saia's operating ratio was 91.9 for the second quarter versus 93.8 in the 1997 second quarter. Saia is an Atlanta-based regional carrier serving the southeastern U.S., and continues to grow at double-digit rates.

WestEx, Yellow's regional carrier serving California, Colorado and much of the southwestern U.S., reported revenue of $15.9 million for the 1998 second quarter, up 27.2 percent from $12.5 million in the year-earlier quarter.

The loss on operation of discontinued operations net of anticipated tax benefits at Preston Trucking was $735 thousand for the quarter ended June 30, 1998 compared to income of $110 thousand for the quarter ended June 30, 1997. The loss was principally due to freight diversion prior to the completion of union negotiations in the second quarter of 1998.

The loss on disposal of discontinued operations of $61.6 million net of anticipated income tax benefits is a result of the sale of Preston Trucking to a management group of three senior officers of Preston Trucking.

Interest expense fell between years as a result of reduced debt levels. The effective tax rate was 44.1 percent in the second quarter 1998 and 43.5 percent in the second quarter 1997.

             Comparison of Six Months Ended June 30, 1998 and 1997

Income from continuing operations for the six months was $16.0 million, or $.58 earnings per share (diluted). Including the after-tax charge from discontinued operations, the net loss was $50.7 million, or $1.82 net loss per share (diluted). For the six months ending June 1997 income from continuing operations was $22.2 million, or $.78 per share (diluted), and net income was $20.5 million, or $.72 net earnings per share (diluted).

Operating revenue in the six months ended 1998 was $1.4 billion, breakeven with the first six months of 1997 revenue of $1.4 billion. Operating income for the company for six months of 1998 was $34.1 million compared with operating income of $44.7 million in the first six months of 1997.

During the six months ended June 30, 1998, Yellow Freight reported operating income of $27.1 million. Operating income during the six months ended June 30, 1997, was $38.2 million. Yellow Freight revenue for the six months of 1998 was $1.2 billion, versus $1.2 billion a year earlier. The Yellow Freight operating ratio was 97.8, compared with 96.9 in the 1997 year.

Saia continued its strong growth, posting 1998 year to date revenue of $166.9 million, up 11.3 percent from $150.0 million in the first six months of 1997. Operating income for Saia was $11.3 million for the six months of 1998, compared with $8.4 million in the 1997 period. Saia's operating ratio was 93.2 for the six months in 1998 versus 94.4 in 1997.

WestEx, reported revenue of $30.4 million for the six months ended June 30, 1998 versus $22.9 million in the year-earlier period.

The loss on operation of discontinued operations at Preston Trucking increased to $5.2 million, net of anticipated tax benefits of $2.8 million, for the six months ended June 30, 1998, compared to a loss of $1.7 million, net of tax benefits of $.7 million, for the six months ended June 30, 1997, principally the result of two factors. The first was a one-time cost incurred mostly in 1998 pertaining to a change in operations implemented in December 1997. Second, Preston Trucking like other union carriers that bargain independently, was subject to freight diversion prior to completion of its union negotiations late in the second quarter of 1998.

The loss on disposal of discontinued operations of $61.6 million net of anticipated income tax benefits of $30.0 million is a result of the sale of Preston Trucking to a management group of three senior officers of Preston Trucking.

Interest expense fell between years as a result of reduced debt levels. The effective tax rate was 41.8 percent year to date 1998 and 42.8 percent year to date 1997.

Statements contained herein that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the company's expectations, hopes, beliefs and intentions on strategies regarding the future. It is important to note that the company's actual future results could differ materially from those projected in such forward-looking statements because of a number of factors, including but not limited to inflation, labor relations, inclement weather, competitor pricing activity and a downturn in general economic activity.

                          Yellow Freight System, Inc.
                             Financial Information
                  For the Quarter and Six Months Ended June 30
                             (Amounts in thousands)


                                 Second Quarter                    Six Months
                               ------------------         ----------------------------
                                 1998     1997(1)    %      1998        1997(1)    %
                               --------  --------  -----  ---------  ----------  -----
Operating revenue               624,897   640,909   (2.5) 1,222,615   1,239,736  (1.4)
Operating income                 19,719    22,733            27,125      38,178
Operating ratio                    96.8      96.5              97.8        96.9
Total assets at June 30                                     772,945     889,690



                                                                Second Quarter
                                 Second Quarter                 Amount/Workday
                               ------------------         --------------------------
                                 1998      1997      %       1998         1997      %
                               --------  --------  -----  ----------    --------  -----
Workdays                                                     (64)        (64)
Financial statement     LTL     571,061   585,861  (2.5)   8,922.8       9,154.1   (2.5)
revenue                 TL       55,306    56,617  (2.3)     864.2         884.6   (2.3)
                        Other    (1,471)   (1,569)  6.2      (23.0)        (24.5)   6.2
                        Total   624,896   640,909  (2.5)   9,764.0      10,014.2   (2.5)

Revenue excluding       LTL     571,061   585,861  (2.5)   8,922.8       9,154.1   (2.5)
revenue recognition     TL       55,306    56,617  (2.3)     864.2         884.6   (2.3)
Adjustment              Other      (200)      495    NM       (3.1)          7.7     NM
                        Total   626,167   642,973  (2.6)   9,783.9      10,046.4   (2.6)

Tonnage                 LTL       1,727     1,802  (4.2)     26.98         28.16   (4.2)
                        TL          396       402  (1.6)      6.18          6.28   (1.6)
                        Total     2,123     2,204  (3.7)     33.16         34.44   (3.7)

Shipments               LTL       3,507     3,650  (3.9)     54.80         57.03   (3.9)
                        TL           53        54  (1.6)       .83           .85   (1.6)
                        Total     3,560     3,704  (3.9)     55.63         57.88   (3.9)

Revenue/cwt.            LTL       16.54     16.26   1.7
                        TL         6.99      7.04   (.7)
                        Total     14.76     14.57   1.3

Revenue/shipment        LTL      162.84    160.51   1.5
                        TL     1,037.22  1,044.51   (.7)
                        Total    175.93    173.44   1.4



(1) 1997 data includes a $5.6M pre-tax charge related to a major change of operations.

                         Saia Motor Freight Line, Inc.
                             Financial Information
                  For the Quarter and Six Months Ended June 30
                             (Amounts in thousands)



                                Second Quarter               Six Months
                               ----------------        -----------------------
                                1998     1997     %     1998         1997        %
                               -------  -------  ----  -------  --------------  ----
Operating revenue               86,579   77,551  11.6  166,850         149,971  11.3
Operating income                 7,044    4,777         11,268           8,372
Operating ratio                   91.9     93.8           93.2            94.4
Total assets at June 30                                205,196         157,750


                                                           Second Quarter
                                Second Quarter             Amount/Workday
                               ----------------        -----------------------
                                1998     1997     %         1998        1997       %
                               -------  -------  ----  --------------  -------    ----
Workdays                                                    (64)        (64)
Financial statement     LTL     77,572   69,623  11.4      1,212.1     1,087.9    11.4
revenue                 TL       9,007    7,928  13.6        140.7       123.9    13.6
                        Total   86,579   77,551  11.6      1,352.8     1,211.8    11.6

Revenue excluding       LTL     77,531   69,904  10.9      1,211.4     1,092.3    10.9
revenue recognition     TL       9,002    7,960  13.1        140.7       124.4    13.1
Adjustment              Total   86,533   77,864  11.1      1,352.1     1,216.7    11.1

Tonnage                 LTL        439      413   6.3         6.86        6.46     6.3
                        TL         154      138  11.6         2.41        2.16    11.6
                        Total      593      551   7.6         9.27        8.62     7.6

Shipments               LTL        830      786   5.6        12.97       12.28     5.6
                        TL          16       15   6.2          .24         .23     6.2
                        Total      846      801   5.6        13.21       12.51     5.6

Revenue/cwt.            LTL       8.82     8.46   4.3
                        TL        2.92     2.88   1.4
                        Total     7.29     7.06   3.3

Revenue/shipment        LTL      93.43    88.97   5.0
                        TL      579.99   544.80   6.5
                        Total   102.36    97.29   5.2

Note:  Prior year statistics restated for consistency.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
     (27) - Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K

     Yellow Corporation announced June 1, 1998, that it has reached agreement in principle to sell Preston Trucking Company to a management group of three senior officers of Preston Trucking. The sale of Preston Trucking was completed on July 14, 1998.

     Yellow Corporation announced June 1, 1998, that its Board of Directors has authorized another repurchase of shares of the company's outstanding common stock with an aggregate purchase price of up to $25 million. It is the second stock repurchase program announced by Yellow since December 1997, when the company was authorized to repurchase up to $25 million in common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 YELLOW CORPORATION
                                        -------------------------------------
                                                     Registrant


Date:    August 12, 1998                      /s/    A. Maurice Myers
      ---------------------------       -------------------------------------
                                                 A. Maurice Myers
                                        Chairman of the Board of
                                        Directors, President & Chief
                                        Executive Officer


Date:    August 12, 1998                      /s/   H. A. Trucksess, III
      ---------------------------       -------------------------------------
                                                 H. A. Trucksess, III
                                        Senior Vice President - Finance/
                                        Chief Financial Officer &
                                        Treasurer