Form 10-Q
period 1998-09-30
YELLOW CORP
filed 1998-11-13
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

Commission file number 0-12255
                       -------

                               YELLOW CORPORATION
                              --------------------
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

                                 Yes  X      No
                                     ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                   Outstanding at November 10, 1998
        -----                                   --------------------------------
Common Stock, $1 Par Value                             25,659,392 shares

                               YELLOW CORPORATION


                                     INDEX



Item                                                                        Page
----                                                                        ----

                                     PART I
                                     ------
1. Financial Statements

   Consolidated Balance Sheets -
    September 30, 1998 and December 31, 1997                                  3

   Statements of Consolidated Operations -
    Quarter and Nine Months Ended September 30, 1998 and 1997                 4

   Statements of Consolidated Cash Flows -
    Nine Months Ended September 30, 1998 and 1997                             5

   Notes to Consolidated Financial Statements                                 6


2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations                             9

                                    PART II
                                    -------

6. Exhibits and Reports on Form 8-K                                          15

Signatures                                                                   16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                      Yellow Corporation and Subsidiaries
                    September 30, 1998 and December 31, 1997
                    (Amounts in thousands except share data)


                                                      September 30  December 31
                                                           1998         1997
                                                      ------------  -----------
 ASSETS

 CURRENT ASSETS:
   Cash                                               $    30,360   $   17,703
   Accounts receivable                                    259,348      293,300
   Prepaid expenses and other                              49,900       81,170
   Current assets of discontinued operations                    -       66,588
                                                      -----------   ----------
     Total current assets                                 339,608      458,761
                                                      -----------   ----------

 PROPERTY AND EQUIPMENT:
   Cost                                                 1,870,169    1,833,606
   Less - Accumulated depreciation                      1,179,432    1,141,447
                                                      -----------   ----------
     Net property and equipment                           690,737      692,159
                                                      -----------   ----------

OTHER ASSETS                                               22,285       25,540
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS, NET               -       94,352
                                                      -----------   ----------
                                                      $ 1,052,630   $1,270,812
                                                      ===========   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and checks outstanding            $   105,310   $  148,432
   Wages and employees' benefits                          136,951      153,073
   Other current liabilities                              140,771      131,347
   Current maturities of long-term debt                       223        2,625
   Current liabilities of discontinued operations               -       45,358
                                                      -----------   ----------
     Total current liabilities                            383,255      480,835
                                                      -----------   ----------

OTHER LIABILITIES:
   Long-term debt                                         157,025      163,080
   Deferred income taxes                                   19,726       21,429
   Claims, insurance and other                            127,748      136,840
   Noncurrent liabilities of discontinued operations            -       22,777
                                                      -----------   ----------
     Total other liabilities                              304,499      344,126
                                                      -----------   ----------

SHAREHOLDERS' EQUITY:
   Common stock, $1 par value                              29,327       29,289
   Capital surplus                                         14,532       13,868
   Retained earnings                                      391,887      429,700
   Treasury stock                                         (70,870)     (27,006)
                                                      -----------   -----------
     Total shareholders' equity                           364,876      445,851
                                                      -----------   -----------
                                                      $ 1,052,630   $1,270,812
                                                      ===========   ===========






        The accompanying notes are an integral part of these statements.

               STATEMENTS OF CONSOLIDATED OPERATIONS (Unaudited)
                      Yellow Corporation and Subsidiaries
               For the Quarter and Nine Months Ended September 30
                  (Amounts in thousands except per share data)



                                          Third Quarter              Nine Months
                                       ------------------       ----------------------
                                         1998      1997            1998       1997
                                       -------- ---------       ----------  ----------
OPERATING REVENUE                      $744,873  $761,351       $2,164,752  $2,174,003
                                       --------  --------       ----------  ----------

OPERATING EXPENSES:
  Salaries, wages and benefits          468,103   484,321       1,385,356   1,390,003
  Operating expenses and supplies       102,871   101,685         313,025     312,148
  Operating taxes and licenses           23,346    23,593          70,986      72,974
  Claims and insurance                   22,622    16,344          54,680      47,222
  Communications and utilities            8,962     8,608          25,460      27,081
  Depreciation                           25,767    27,184          79,018      81,100
  Purchased transportation               67,021    65,071         181,249     164,791
  Property and equipment gains, net        (259)     (480)         (5,555)     (1,080)
                                       --------  --------       ----------  ----------
    Total operating expenses            718,433   726,326       2,104,219   2,094,239
                                       --------  --------       ----------  ----------

INCOME FROM OPERATIONS                   26,440    35,025          60,533      79,764
                                       --------  --------       ----------  ----------
NONOPERATING (INCOME) EXPENSES:
  Interest expense                       2 ,714     3,364           8,844      10,417
  Other, net                                276       553             677        (546)
                                       --------  --------       ----------  ----------
    Nonoperating expenses, net            2,990     3,917           9,521       9,871
                                       --------  --------       ----------  ----------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                    23,450    31,108          51,012      69,893

INCOME TAX PROVISION                      9,905    11,990          21,425      28,579
                                       --------  --------       ----------  ----------

INCOME FROM CONTINUING OPERATIONS        13,545    19,118          29,587      41,314

DISCONTINUED OPERATIONS:
  Income (loss) from operation of
    discontinued operations, net              -       940          (5,145)       (780)
  Loss on disposal of discontinued
    operations, net                           -         -         (61,601)          -
                                       --------  --------       ----------  ----------

NET INCOME (LOSS)                      $ 13,545  $ 20,058       $ (37,159)  $  40,534
                                       ========  ========       ==========  ==========

AVERAGE SHARES OUTSTANDING- (BASIC)      26,041    28,374          27,050      28,201
                                       ========  ========       ==========  ==========

AVERAGE SHARES OUTSTANDING- (DILUTED)    26,151    28,919          27,290      28,596
                                       ========  ========       ==========  ==========

BASIC EARNINGS (LOSS) PER SHARE:
  Income from continuing operations    $    .52  $    .68       $    1.09   $    1.47
  Income (loss) from operation of
    discontinued operations                   -       .03            (.19)       (.03)
  Loss on disposal of
    discontinued operations                   -         -           (2.27)          -
                                       --------  --------       ----------  ----------

  Net income (loss)                    $    .52  $    .71       $   (1.37)  $    1.44
                                       ========  ========       ==========  ==========

DILUTED EARNINGS (LOSS) PER SHARE:
  Income from continuing operations    $    .52  $    .66       $    1.08   $    1.45
  Income (loss) from operation of
    discontinued operations                   -       .03            (.19)       (.03)
  Loss on disposal of
    discontinued operations                   -         -           (2.25)          -
                                       --------  --------       ----------  ----------
  Net income (loss)                    $    .52  $    .69       $   (1.36)  $    1.42
                                       ========  ========       ==========  ==========


        The accompanying notes are an integral part of these statements.

               STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
                      Yellow Corporation and Subsidiaries
             For the Nine Months Ended September 30, 1998 and 1997
                             (Amounts in thousands)



                                                             1998      1997
                                                          ---------  ---------

OPERATING ACTIVITIES:
      Net cash from operating activities                  $ 120,917  $ 100,860
                                                          ---------  ---------

INVESTING ACTIVITIES:
  Acquisition of property and equipment                     (84,306)   (61,399)
  Proceeds from disposal of property and equipment           18,470     12,122
  Net capital expenditures of discontinued operations         2,203     (9,603)
                                                          ---------  ---------
      Net cash used in investing activities                 (63,633)   (58,880)
                                                          ---------  ---------

FINANCING ACTIVITIES:
  Treasury stock purchases                                  (42,115)         -
  Repayment of long-term debt, net                           (3,132)   (29,260)
  Proceeds from exercise of stock options, net                  620      4,630
                                                          ---------  ---------
      Net cash used in financing activities                 (44,627)   (24,630)
                                                          ---------  ---------

NET INCREASE IN CASH                                         12,657     17,350

CASH, BEGINNING OF PERIOD                                    17,703     22,899
                                                          ---------  ---------

CASH, END OF PERIOD                                       $  30,360  $  40,249
                                                          =========  =========

SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------

Income taxes (received) paid, net                         $  (3,636) $  13,377
                                                          =========  =========
Interest paid                                             $   5,384  $   6,605
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

4. On June 1, 1998 the company reached agreement in principle to sell Preston Trucking Company, Inc. (Preston Trucking) its Northeast regional LTL segment to a management group of three senior officers of Preston Trucking. Preston Trucking is a regional carrier serving the Northeast, Mid-Atlantic and Central States. The sale has been completed and resulted in a second quarter charge of $61.6 million net of tax benefits of approximately $30.0 million, which has been reflected as discontinued operations in the consolidated statement of operations. No interest charges have been allocated to discontinued operations and the company does not anticipate any change in the loss recorded on disposal of the discontinued operations. The consolidated financial statements have been restated to remove Preston Trucking from continuing operations and disclose these amounts as discontinued operations in accordance with APB No. 30.

5. The difference between average common shares outstanding used in the computation of basic earnings per share and fully diluted earnings per share is attributable to outstanding common stock options.

6. Effective January 1, 1998, the company prospectively adopted Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (the SOP). The statement requires capitalization of certain costs associated with developing or obtaining internal-use software, once the capitalization criteria of the SOP have been met. Capitalizable costs include external direct costs of materials and services consumed in developing or obtaining the software, payroll and payroll-related costs for employees directly associated with the project, and interest. Prior to adoption of the standard, the company had capitalized only the external direct costs associated with internal-use software. In the quarter and nine months ended September 30, 1998, the company capitalized $1.0 million and $4.0 million, primarily payroll and payroll-related costs incurred since January 1, 1998, on eligible projects.

7. The company adopted FASB Statement No. 130, Reporting Comprehensive Income, in first quarter 1998. This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The company's comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income for the third quarter and comprehensive loss for nine months ended September 30, 1998 was $13.1 million and $37.8 million and for the 1997 third quarter and nine months ended September 30, 1997 comprehensive income was $20.1 million and $40.4 million.


8. As further described in the footnotes to the 1997 consolidated financial statements, Yellow Freight recorded a special charge of $46.1 million, or $28.3 million after taxes in the fourth quarter of 1996. The major components of the charge and subsequent activity are as summarized below (amounts in millions):


                               Nine Months Ended September 30, 1998
                               ------------------------------------------
                               December   Favorable  Paid or    Ending
                               31, 1997   Revisions  Utilized   Balance
                               ---------  ---------  ---------  -------
Write down nonoperating
 real estate                   $    5.2    $    .7   $   3.9     $.6
Severance and organization
 design                              .2          -        .2       -
                               ---------  ---------  -------     -------
Total                          $    5.4    $    .7   $   4.1     $.6
                               =========  =========  =======     =======

                                              Cumulative Through
                                              September 30, 1998
                               Pre-tax   ------------------------------
                                 1996    Favorable   Paid or    Ending
                                Charge   Revisions   Utilized   Balance
                               --------  ----------  ---------  -------
Write down nonoperating
 real estate                   $   16.5  $    1.7    $  14.2     $   .6
Write off computer software         8.4         -        8.4          -
Early retirement program           13.7         -       13.7          -
Company car program reduction       3.6         -        3.6          -
Severance and organization
 design                             3.9         -        3.9          -
                               --------  --------    -------     ------
Total                          $   46.1  $    1.7    $  43.8     $   .6
                               ========  ========    =======     ======


     Marketing efforts continue on nonoperating real estate. During the first nine months of 1998, nonoperating property written down in the charge to $3.8 million was sold for $4.7 million utilizing portions of the write down. Revisions to estimates of $.7 million during the first nine months of 1998 were reflected in operating income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

                September 30, 1998 Compared to December 31, 1997

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

Working capital decreased slightly during the first nine months of 1998, resulting in a $43.6 million working capital deficit position at September 30, 1998 compared to a $22.1 million deficit position at December 31, 1997. The decrease in working capital was primarily the result of discontinued operations, decreased accounts receivable and prepaid expenses partially offset by reductions in accounts payable and checks outstanding. The accounts receivable decrease of $34.0 million is comprised of a $49.0 million decrease due to the reduction in accounts receivable subject to Yellow Freight's asset-backed securitization agreement and a $15.0 million increase due to other changes. The company can operate with a deficit working capital position because of rapid turnover of accounts receivable, effective cash management and ready access to funding.

Total debt during the first nine months of 1998 decreased $8.5 million. Net capital expenditures for continuing operations for the first nine months of 1998 were $65.8 million. Subject to ongoing review, total net capital spending for 1998 is expected to be approximately $110 million.

During the quarter ended September 30, 1998 the Company completed its second $25 million stock repurchase program approved by the Board of Directors in May 1998. This program followed an earlier $25 million stock repurchase completed between December 1997 and March 1998. On August 27, 1998, the Board of Directors authorized a third $25 million stock repurchase program. The company has purchased $5.4 million in treasury stock under the third stock repurchase program.

Year 2000
The company's year 2000 project is intended to minimize the business impact of Year 2000 failures. Work efforts both to remediate and replace mainframe and client/server business applications are on schedule to be ready for the millennium change. The project will enter a phase of final verification testing at the end of the first quarter of 1999 to revalidate Year 2000 readiness.

The Company's year 2000 strategy includes mainframe, mid-range, and client/server applications, PCs, workstations, end user computing, vendor software, equipment, environmental operations in terminals and offices, suppliers and customers. Inventory and assessment of all areas have been completed. The Company has inspected, remediated, tested and reinstalled the majority of its code. Non-compliant vendor software and equipment determined to be critical to the business is being repaired or replaced. PC hardware is currently being replaced as needed through a systematic schedule of upgrades.

The Company's strategy also includes developing relationships with vendors who are working toward compliance. The Company has material vendor relationships with financial institutions, utilities and telecommunication companies. These vendors indicate that they expect to achieve compliance and do not anticipate business interruptions as the century changes. The Company is developing contingency plans to address Year 2000 issues that may arise with these key vendors. Steps are being taken to address the potential scenarios that may occur with key vendors and customers.

The Company began its Year 2000 project in 1995 and has estimated total project costs to be $17-18 million. Through September 30, 1998 the Company has incurred approximately $12.8 million which represents approximately 7.5% of its information technology budget over the project period. The Company expensed $4.9 million of modification costs in the nine months ended September 30, 1998.

RESULTS OF OPERATIONS

            Comparison of Quarter Ended September 30, 1998 and 1997

Net income for the third quarter was $13.5 million, or $.52 per share (diluted). For the quarter ending September 1997 income from continuing operations of $19.1 million, or $.66 per share (diluted), and net income was $20.1 million or $.69 per share (diluted).

Operating revenue in the third quarter of 1998 was $744.9 million, a 2.2 percent decrease over 1997 third quarter revenue of $761.4 million. Operating income was $26.4 million in the 1998 third quarter, compared with operating income of $35.0 million in the 1997 third quarter.

Yellow Freight reported operating income of $20.5 million for the third quarter of 1998 compared to 1997 third quarter operating income of $30.3 million. Yellow Freight revenue for the 1998 third quarter was $639.6 million, versus $666.2 million a year earlier. The Yellow Freight operating ratio was 96.8, compared with 95.5 in the 1997 third quarter.

A strike at United Parcel Service (UPS) in the third quarter 1997 favorably impacted Yellow Freight's revenue and operating income. Decreased tonnage and shipments as well as higher casualty claims and expenses adversely impacted financial results of the third quarter of 1998.

Saia's revenue grew to $87.9 million in the 1998 third quarter, up 6.7 percent from $82.3 million in the 1997 third quarter. Operating income for Saia was $6.7 million for the third quarter of 1998, compared with $6.2 million in the 1997 period. Saia's operating ratio was 92.3 for the third quarter versus 92.5 in the 1997 third quarter. Saia is an Atlanta-based regional carrier serving the southeastern U.S., and continues to show strong growth rates.

WestEx, Yellow's regional carrier serving California, Colorado and much of the southwestern U.S., reported revenue of $17.4 million for the 1998 third quarter, up 35.6 percent from $12.8 million in the third quarter of 1997.

The company sold Preston Trucking, Inc. in the second quarter of 1998. The income from operation of discontinued operations net of tax provision at Preston Trucking was $940 thousand for the quarter ended September 30, 1997.

Interest expense fell between quarters as a result of reduced debt levels. The effective tax rate was 42.2 percent in the third quarter 1998 compared to 38.5 percent in the third quarter 1997. The increased effective rate is largely due to decreased income between quarters.

          Comparison of Nine Months Ended September 30, 1998 and 1997

Income from continuing operations for the nine months ended September 30, 1998, was $29.6 million, or $1.08 per share (diluted). Including the after-tax charge from discontinued operations the net loss was $37.2 million, or $1.36 loss per share (diluted). For the nine months ending September 30, 1997 income from continuing operations was $41.3 million, or $1.45 per share (diluted), and net income was $40.5 million, or $1.42 per share (diluted).

Operating revenue for the nine month period ended September 30, 1998 and 1997, was $2.2 billion, no change between periods. The company's operating income for the first nine months of 1998 was $60.5 million compared with operating income of $79.8 million in the first nine months of 1997.

Yellow Freight reported operating income of $47.6 million for the nine months ended September 30, 1998, compared to $68.5 million for the nine months ended September 30, 1997. Yellow Freight revenue was $1.9 billion for the nine month period ended September 30,1998 and 1997. Yellow Freight's operating ratio was 97.4, compared with 96.4 in 1997.

Negotiations on a new National Master Freight Agreement (NMFA) with the Teamsters had a significant impact on business for Yellow Freight. Freight was diverted to nonunion competitors in the first quarter due to customer fear that failure to negotiate a settlement by March 31, 1998, could lead to a strike and disrupt their product deliveries. The negotiation resulted in a five-year contract with the Teamsters, which was ratified on April 7, and which greatly stabilized customer concerns. As a result, business levels improved in the second and third quarter though they remained below 1997 levels.

Saia continued its strong growth, posting 1998 year to date revenue of $254.7 million, up 9.7 percent from $232.3 million in the first nine months of 1997. Operating income for Saia was $18.0 million for the nine months of 1998, compared with $14.5 million in the 1997 period. Saia's operating ratio was 92.9 for the first nine months in 1998 versus 93.7 in 1997.

WestEx, reported revenue of $47.8 million for the nine months ended September 30, 1998 versus $35.8 million for the same period in 1997.

The loss from operation of discontinued operations at Preston Trucking was $5.1 million, net of tax benefits of $2.8 million, for the nine months ended September 30, 1998, compared to a loss of $.8 million, net of tax benefits of $.7 million, for the nine months ended September 30, 1997. Preston was sold in the second quarter of 1998. A one-time cost was incurred mostly in 1998 pertaining to a change in operations implemented in December 1997. Additionally, Preston Trucking like other union carriers that bargain independently was subject to freight diversion prior to completion of its union negotiations late in the second quarter of 1998.

Interest expense fell between years as a result of reduced debt levels. The effective tax rate was 42.0 percent year to date 1998 and 40.9 percent year to date 1997.

Statements contained herein that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the company's expectations, hopes, beliefs and intentions on strategies regarding the future. It is important to note that the company's actual future results could differ materially from those projected in such forward-looking statements because of a number of factors, including but not limited to inflation, labor relations, inclement weather, competitor pricing activity, year 2000 issues, expense volatility and a downturn in general economic activity.

                          Yellow Freight System, Inc.
                             Financial Information
            For the Quarter and Nine Months Ended September 30, 1998
                             (Amounts in thousands)




                                 Third Quarter                             Nine Months
                               ------------------                        --------------
                                 1998      1997      %                1998           1997         %
                               --------  --------   ----             ------         ------       ----
Operating revenue               639,627   666,217   (4.0)           1,862,242     1,905,953      (2.3)

Operating income                 20,514    30,293                      47,639        68,471

Operating ratio                    96.8      95.5                        97.4          96.4

Total assets at September 30                                          780,944       925,393



                                                                                Third Quarter
                                                                                Amount/Workday
                                         Third Quarter                    --------------------------
                                         1998      1997      %              1998              1997      %
                                       --------  --------  ------         --------          --------  ------
Workdays                                                                       (64)             (64)

Financial statement     LTL            585,450    611,540   (4.3)          9,147.7          9,555.3    (4.3)
Revenue                 TL              54,310     55,237   (1.7)            848.6            863.1    (1.7)
                        Other             (133)      (560) (76.3)             (2.1)            (8.8)  (76.3)
                        Total          639,627    666,217   (4.0)          9,994.2         10,409.6    (4.0)

Revenue excluding       LTL            585,450    611,540   (4.3)          9,147.7          9,555.3    (4.3)
Revenue recognition     TL              54,310     55,237   (1.7)            848.6            863.1    (1.7)
Adjustment              Other              529        558   (5.2)              8.3              8.7    (5.2)
                        Total          640,289    667,335   (4.1)         10,004.6         10,427.1    (4.1)

Tonnage                 LTL              1,763      1,847   (4.6)            27.55            28.86    (4.6)
                        TL                 379        383   (1.1)             5.91             5.98    (1.0)
                        Total            2,142      2,230   (4.0)            33.46            34.84    (4.0)

Shipments               LTL              3,575      4,042  (11.5)            55.86            63.16   (11.5)
                        TL                  51         52    (.9)              .80              .81     (.9)
                        Total            3,626      4,094  (11.4)            56.66            63.97   (11.4)

Revenue/cwt.            LTL              16.60      16.55    0.3
                        TL                7.17       7.22   (0.6)
                        Total            14.94      14.95   (0.1)

Revenue/shipment        LTL             163.75    151.29     8.2
                        TL            1,058.20  1,066.49    (0.8)
                        Total           176.41    162.87     8.3

                         Saia Motor Freight Line, Inc.
                             Financial Information
            For the Quarter and Nine Months Ended September 30, 1998
                             (Amounts in thousands)




                                   Third Quarter                  Nine Months
                                  ----------------            -------------------
                                   1998      1997     %        1998         1997        %
                                  ------    ------  -----     ------       ------     -----
Operating revenue                  87,852   82,307   6.7      254,702     232,278      9.7

Operating income                    6,730    6,166             17,998      14,538

Operating ratio                      92.3     92.5               92.9        93.7

Total assets at September 30                                  207,261     161,703

                                                                    Third Quarter
                                Third Quarter                      Amount/Workday
                               ----------------                -----------------------
                                1998     1997      %            1998             1997     %
                               -------  -------  -----         ------           ------  -----
Workdays                                                          (64)          (64)

Financial statement     LTL     79,041   74,489    6.1        1,235.0          1,163.9    6.1
Revenue                 TL       8,811    7,818   12.7          137.7            122.2   12.7
                        Total   87,852   82,307    6.7        1,372.7          1,286.1    6.7

Revenue excluding       LTL     79,054   74,577    6.0        1,235.2          1,165.3    6.0
Revenue recognition     TL       8,812    7,827   12.6          137.7            122.3   12.6
Adjustment              Total   87,866   82,404    6.6        1,372.9          1,287.6    6.6

Tonnage                 LTL        442      427    3.4           6.90             6.68    3.4
                        TL         145      135    6.9           2.26             2.11    6.9
                        Total      587      562    4.2           9.16             8.79    4.2

Shipments               LTL        822      863   (4.8)         12.84            13.49   (4.8)
                        TL          15       14    5.5            .24              .22    5.5
                        Total      837      877   (4.6)         13.08            13.71   (4.6)

Revenue/cwt.            LTL       8.95     8.72    2.6
                        TL        3.04     2.89    5.3
                        Total     7.49     7.32    2.3

Revenue/shipment        LTL      96.21    86.40   11.4
                        TL      581.46   544.90    6.7
                        Total   105.00    93.90   11.8

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
     (27) - Financial Data Schedule (for SEC use only)

On November 4, 1998, the company announced that it will acquire Action Express, Inc., a less-than-truck carrier serving the Pacific Northwest and West, headquartered in Boise, Idaho. Action Express had 1997 revenue of $40.4 million with operating income of $1.7 million.

(b)  Reports on Form 8-K

The Company announced August 28, 1998 that its Board of Directors authorized a repurchase of shares of the company's outstanding common stock with an aggregate purchase price of up to $25 million. It is the third stock repurchase program announced by the company since December 1997. The company's prior two $25 million stock repurchase programs involved the purchase of approximately 2.5 million shares.

The company announced, effective October 1, 1998, Yellow Freight System, Inc., the company's largest subsidiary, plans to increase rates on the approximate one half of its revenue base not priced under term contracts.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            YELLOW CORPORATION
                                    -------------------------------------
                                               Registrant


Date:    November 12, 1998             /s/    A. Maurice Myers
     --------------------------     -------------------------------------
                                              A. Maurice Myers
                                    Chairman of the Board of
                                    Directors, President & Chief
                                    Executive Officer


Date:    November 12, 1998             /s/   H. A. Trucksess, III
     --------------------------     --------------------------------------
                                             H. A. Trucksess, III
                                    Senior Vice President - Finance/
                                    Chief Financial Officer &
                                    Treasurer