Form 10-K
period 1998-12-31
YELLOW CORP
filed 1999-03-23
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1998
                          -----------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to
                               --------------------    -----------------------

Commission file number 0-12255
                       -------
                               YELLOW CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                                  48-0948788
          -------------------------------                  -------------------
          (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                   Identification No.)

10990 Roe Avenue, P.O. Box 7563, Overland Park, Kansas             66207
------------------------------------------------------             -----
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

                                   Yes  X   No
                                      -----    -----

The aggregate market value of the voting stock held by nonaffiliates of the registrant at March 12, 1999 was $459,478,279.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at March 12, 1999
               -----                      -----------------------------
     Common Stock, $1 Par Value                 25,176,892 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference into the Form 10-K:
         1) 1998 Annual Report to Shareholders - Parts I, II and IV
         2) Proxy Statement dated March 5, 1999 - Part III

                               Yellow Corporation
                                    Form 10-K
                          Year Ended December 31, 1998


                                      Index

Item                                                                      Page
----                                                                      ----
                                     PART I
                                     ------

 1.   Business                                                               3
 2.   Properties                                                             7
 3.   Legal Proceedings                                                      7
 4.   Submission of Matters to a Vote of Security Holders                    7
      Executive Officers of the Registrant (Unnumbered Item)                 8

                                     PART II
                                     -------

 5.   Market for the Registrant's Common Stock and Related
         Stockholder Matters                                                 9
 6.   Selected Financial Data                                                9
 7.   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 9
 8.   Financial Statements and Supplementary Data                            9
 9.   Disagreements on Accounting and Financial Disclosure                   9

                                    PART III
                                    --------

10.   Directors and Executive Officers of the Registrant                     10
11.   Executive Compensation                                                 10
12.   Security Ownership of Certain Beneficial Owners and
         Management                                                          10
13.   Certain Relationships and Related Transactions                         10

                                     PART IV
                                     -------

14.   Exhibits, Financial Statement Schedule and Reports
         on Form 8-K                                                         11

Report of Independent Public Accountants on Financial
  Statement Schedule                                                         12

Financial Statement Schedule II                                              13

Signatures                                                                   14

1998 Annual Report to Shareholders                                 Exhibit (13)

Consent of Independent Public Accountants                          Exhibit (23)

                                     PART I

Item 1.  Business.

(a) Yellow Corporation and its wholly-owned subsidiaries are collectively referred to as "the company". The company provides transportation services primarily to the less-than-truckload (LTL) market throughout North America and, through partnership alliances, other international markets. During 1998, the company concentrated on improving future earnings growth through the negotiation of a new five-year National Master Freight Agreement (NMFA) at its Yellow Freight subsidiary, divesting of its under performing Preston Trucking subsidiary and the acquisition of Action Express, Inc., a Pacific Northwest regional LTL transportation company, as well as reducing outstanding shares of common stock through stock buyback programs.

(b) The company provides interstate transportation of general commodity freight, primarily LTL, primarily by motor vehicle. The operation of the company is conducted among two primary business segments. Financial disclosures for these segments are presented in the Business Segments footnote on page 43 of the 1998 Annual Report to Shareholders which is incorporated herein by reference.

(c) Yellow Corporation is a holding company providing freight transportation services through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Saia Motor Freight Line, Inc. (Saia), WestEx, Inc. (WestEx), and Action Express, Inc. (Action). Yellow Services, Inc. (Yellow Services) is a subsidiary that provides information technology services to the company and its subsidiaries. The company employed an average of 29,700 persons in 1998.

     Yellow Freight, the company's principal subsidiary based in Overland Park, Kansas, accounted for 86% of total company revenue from continuing operations in 1998, 88% in 1997 and 89% in 1996. It is one of the nation's largest providers of LTL transportation services. It provides comprehensive national LTL service as well as international service to Mexico, Canada and, via alliances, Europe, the Asia/Pacific region, South America and Central America.

     Saia is a regional LTL carrier headquartered in a suburb of Atlanta, Georgia provides overnight and second-day service in eleven southeastern states and Puerto Rico. Saia accounted for 12% of total company revenue from continuing operations in 1998, 11% in 1997 and 10% in 1996.

     WestEx provides one and two-day service in Arizona, California, Nevada, New Mexico, and Texas. WestEx had operating revenue of $65 million in 1998 and is headquartered in Phoenix, Arizona.

     Action provides one and two day service to the Pacific Northwest and Rocky Mountain states. Action was acquired on December 1, 1998 and is headquartered in Boise, Idaho. Only revenue since its acquisition date is included in the results of operations and was not material to the 1998 consolidated financial results of the company.

     Yellow Services supports the company's subsidiaries - primarily Yellow Freight - with information technology. Its headquarters is in Overland Park, Kansas.

     The operations of the freight transportation companies are partially regulated by the United States Department of Transportation and state regulatory bodies. The company's competition includes contract motor carriers, private fleets, railroads, other motor carriers and small shipment carriers. No single carrier has a dominant share of the motor freight market.

     The company operates in a highly price-sensitive and competitive industry, making pricing, customer service, effective asset utilization, and cost control major competitive factors. No single customer accounts for more than 10% of the company's total revenue. The company's revenue is subject to seasonal variations throughout the year. The first quarter is generally the weakest while the third is the strongest.

     Operating revenue for Yellow Corporation (the company) totaled $2.9 billion in 1998, relatively unchanged from 1997. Operating income for the year was $83.4 million, down from $98.7 million in 1997. Income from continuing operations was $40.1 million or $1.49 per share (diluted) in 1998, compared to $52.7 million or $1.84 per share (diluted) in 1997.

     Yellow Freight's 1998 operating income of $66.9 million was lower than 1997 operating income of $82.7 million. Operating revenue was $2.49 billion for 1998, down 1.8 percent from $2.54 billion for 1997. The 1998 operating ratio was 97.3 compare with 96.7 in 1997.

     Saia continued its growth with 1998 operating income of $24.7 million, up from $19.6 million in 1997. Saia's 1998 operating ratio was 92.7 compared with 93.7 in 1997.

     WestEx continued its rapid growth in 1998, reporting revenue of 64.9 million, up 32.4 percent from 49.0 million in 1997.

     The company's operations are further described in Management's Discussion and Analysis on page 17 of the 1998 Annual Report to Shareholders, which is incorporated herein by reference.

     Discontinued Operations

     In the second quarter of 1998, the company sold Preston Trucking Company, Inc. (Preston Trucking) its northeast regional LTL segment to a management group of three senior officers of Preston Trucking. The sale resulted in a charge of $63.6 million net of anticipated tax benefits of approximately $28.0 million, which has been reflected as discontinued operations in the consolidated statement of operations.

     After giving effect to the discontinued operations, the company recorded a net loss for 1998 of $28.7 million or $1.06 per share (diluted), versus net income of $52.4 million, or $1.83 per share (diluted) in 1997.

     The company's liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, as well as funding working capital requirements. Working capital decreased from a negative $22 million at year-end 1997 to a negative $42 million at year-end 1998. The company can operate with negative working capital because of the quick turnover of its account receivables and its ready access to sources of short-term liquidity.

     Future Outlook

     The company operates in a highly competitive and changing transportation business. The 1998 five-year NMFA labor agreement provides stability to the customers of its largest subsidiary, Yellow Freight with reasonable economic terms for its largest expense item.

     All of the company's subsidiaries can now focus on achieving profitable revenue growth. This starts with continuous improvement focus on offering best in class customer satisfaction for core services. It also means reinventing the business with more customer solutions involving new and enhanced services, not limited to just LTL. An example of this is Yellow Freight's introduction in July of Exact Express, a time-definite, expedited air and ground delivery service.

     The company's subsidiaries are also working to continuously improve their productivity and cost efficiency to best in class levels. This not only reduces costs, but it also supports improved customer service capabilities.

     The company believes its ability to achieve profitable revenue growth and cost efficiency is enhanced by its technology investments, its comprehensive physical assets as well as the quality and low turnover of its experienced work force. Because employees are the company's greatest asset, the subsidiaries are focused on achieving best in class safety performance.

     In addition to current subsidiaries and businesses, the company will also evaluate opportunities to grow earnings through acquisitions. Management believes the company's balance sheet and access to capital provide flexibility to reinvest in existing businesses as well as new opportunities with attractive growth prospects.

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

(d) Revenue from foreign sources is discussed in the Business Segments footnote on page 44 of the 1998 Annual Report to Shareholders, which is incorporated herein by reference. Foreign source revenue was not material to consolidated financial results in 1998, 1997 and 1996.

Item 2.  Properties.

The company's operating subsidiaries each provide their transportation services through separate networks, principally consisting of a fleet of tractors and trailers and real estate terminal facilities.

At December 31, 1998, the company operated a total of 505 freight terminals located in 50 states, Puerto Rico, parts of Canada and Mexico. Of this total, 238 were owned terminals and 267 were leased, generally for terms of three years or less. The number of vehicle back-in doors totaled 15,997, of which 12,111 were at owned terminals and 3,886 were at leased terminals. The freight terminals vary in size ranging from one to three doors at small local terminals, to over 300 doors at Yellow Freight's largest consolidation and distribution terminal. Substantially all of the larger terminals, containing the greatest number of doors, are owned. In addition, the company and most of its subsidiaries own and occupy general office buildings in their headquarters city.

At December 31, 1998, the company's subsidiaries operated the following number of linehaul units: tractors - 4,201, and trailers - 36,459. The company operated the following number of city units: trucks and tractors - 6,738 and trailers - 6,621.

The company's facilitates and equipment are adequate to meet current business requirements. The company expects moderate growth in 1999 and has projected only modest increases in its operational capacity. Projected net capital expenditures for 1999 are $147 million, an increase over $96 million in 1998 net capital expenditures. Net capital for both periods pertain primarily to replacement of revenue equipment at all subsidiaries, growth capital at Saia, WestEx and Action, and additional investments in information technology.

Item 3.  Legal Proceedings.

The information set forth under the caption "Commitments and Contingencies" in the Notes to Consolidated Financial Statements on page 45 of the registrant's Annual Report to Shareholders for the year ended December 31, 1998, is incorporated by reference under Item 14 herein.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

The names, ages and positions of the executive officers of the company as of March 23, 1999 are listed below. Officers are appointed annually by the Board of Directors at their meeting that immediately follows the annual meeting of shareholders.


          Name             Age                  Position(s) Held
          ----             ---                  ----------------

A. Maurice Myers           58        President and Chief Executive Officer of
                                     the company (since March 1996); President and Chief Operating Officer of America
                                     West Airlines, Inc. (January 1994 -
                                     December 1995); President and Chief
                                     Executive Officer of Aloha Air Group,
                                     Inc. (prior to January 1994)

William F. Martin, Jr.     51        Senior Vice President - Legal/Corporate
                                     Secretary of the company (since December
                                     1993); Vice President and Secretary of
                                     the company (prior to December 1993);
                                     Vice President and Secretary of Yellow
                                     Freight (prior to May 1992)

H. A. Trucksess, III       49        Senior Vice President - Finance and Chief
                                     Financial Officer of the company (since
                                     June 1994); and Treasurer of the company
                                     (since December 1995), Vice President and
                                     Chief Financial Officer of Preston
                                     Corporation (prior to June 1994)

Samuel A. Woodward         49        Senior Vice President - Operations and
                                     Planning of the company (since July 1996);
                                     Senior Vice President and Managing Officer of SH&E, a management consulting business
                                     (prior to July 1996)


The terms of each officer of the company designated above are scheduled to expire April 22, 1999. The terms of each officer of the subsidiary companies are scheduled to expire on the date of the next annual meeting of shareholders of that company. No family relationships exist between any of the executive officers named above.

                                     PART II
                                     -------


Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters.

The information set forth under the caption "Common Stock" on page 46 of the registrant's Annual Report to Shareholders for the year ended December 31, 1998, is incorporated by reference under Item 14 herein.

Item 6. Selected Financial Data.

The information set forth under the caption "Financial Summary" on pages 26 and 27 of the registrant's Annual Report to Shareholders for the year ended December 31, 1998, is incorporated by reference under Item 14 herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 17 through 25 of the registrant's Annual Report to Shareholders for the year ended December 31, 1998, is incorporated by reference under Item 14 herein.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary information, appearing on pages 28 through 46 of the registrant's Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference under Item 14 herein.

Item 9. Disagreements on Accounting and Financial Disclosure.

None.

                                    PART III
                                    --------

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

                                     PART IV


Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a) (1) Financial Statements

    The following information appearing in the 1998 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report as Exhibit (13):

                                                                          Page
                                                                          ----

    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                    17-25
    Financial Summary                                                    26-27
    Consolidated Financial Statements                                    28-45
    Report of Independent Public Accountants                                45
    Quarterly Financial Information                                         46
    Common Stock                                                            46


    With the exception of the aforementioned information, the 1998 Annual Report to Shareholders is not deemed filed as part of this report. Financial statements other than those listed are omitted for the reason that they are not required or are not applicable. The following additional financial data should be read in conjunction with the consolidated financial statements in such 1998 Annual Report to Shareholders.

(a) (2) Financial Statement Schedule

                                                                          Page
                                                                          ----
    Report of Independent Public Accountants on
        Financial Statement Schedule                                        12

    For the years ended December 31, 1998, 1997 and 1996:
        Schedule II - Valuation and Qualifying Accounts                     13

    Schedules other than those listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a) (3) Exhibits

    (13) - 1998 Annual Report to Shareholders.
    (23) - Consent of Independent Public Accountants.
    (27) - Financial Data Schedule (for SEC use only).

    The remaining exhibits required by Item 7 of Regulation S-K are omitted for the reason that they are not applicable or have previously been filed.

(b)  Reports on Form 8-K

     None

                          Report of Independent Public
                   Accountants on Financial Statement Schedule



To the Shareholders of Yellow Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Yellow Corporation and Subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of valuation and qualifying accounts (Schedule II) is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                                 ARTHUR ANDERSEN LLP




Kansas City, Missouri,
January 28, 1999

                                                                  Schedule II



                       Yellow Corporation and Subsidiaries
                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 1998, 1997 and 1996


-------------------------------------------------------------------------------
        COL. A            COL. B           COL. C         COL. D       COL. E
 ------------------------------------------------------------------------------
                                         Additions

                         Balance,      -1-       -2-    Deductions-   Balance,
     Description        Beginning    Charged   Charged    Describe     End of
                        of Period   To Costs   To Other      (1)       Period
                                       And     Accounts-
                                    Expenses   Describe
-------------------------------------------------------------------------------
                                            (In Thousands)

Year ended December 31, 1998:
-----------------------------
Deducted from asset account -
 Allowance for uncollectible
 accounts                       $12,264   $14,779   $    -   $12,881   $14,162
                                =======   =======   ======   =======   =======


Year ended December 31, 1997:
-----------------------------
Deducted from asset account -
 Allowance for uncollectible
 accounts                       $10,610   $13,272   $    -   $11,618   $12,264
                                =======   =======   ======   =======   =======




Year ended December 31, 1996:
Deducted from asset account -
 Allowance for uncollectible
 accounts                       $14,094   $16,727   $    -   $20,211   $10,610
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

                                             Yellow Corporation


                                             BY: /s/ A. Maurice Myers
                                                 ------------------------------
                                                 A. Maurice Myers
                                                 President, Chief Executive
                                                 Officer and Chairman of the
March 23, 1999                                   Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  /s/ H. A. Trucksess, III        Senior Vice President -      March 23, 1999
-------------------------------   Finance/Chief Financial
H. A. Trucksess, III              Officer and Treasurer


  /s/ Howard M. Dean              Director                     March 23, 1999
-------------------------------
    Howard M. Dean


 /s/ David H. Hughes              Director                     March 23, 1999
-------------------------------
    David H. Hughes


  /s/ Cassandra C. Carr           Director                     March 23, 1999
-------------------------------
    Cassandra C. Carr


  /s/ Carl W. Vogt                Director                     March 23, 199
-------------------------------
    Carl W. Vogt


  /s/ Klaus E. Agthe              Director                     March 23, 1999
-------------------------------
    Klaus E. Agthe


  /s/ Ronald T. LeMay             Director                     March 23, 1999
-------------------------------
    Ronald T. LeMay


  /s/ John C. McKelvey            Director                     March 23, 1999
-------------------------------
    John C. McKelvey


  /s/ William L. Trubeck          Director                     March 23, 1999
-------------------------------
    William L. Trubeck