Form 10-Q
period 1999-03-31
YELLOW CORP
filed 1999-05-12
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

Commission file number 0-12255

                               YELLOW CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                            48-0948788
-----------------------------------                        ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

10990 Roe Avenue, P.O. Box 7563, Overland Park, Kansas                 66207
------------------------------------------------------               ---------
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

                                    Yes   X    No
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                              Outstanding at April 30, 1999
              -----                              -----------------------------
Common Stock, $1 Par Value                              24,834,917 shares

                               YELLOW CORPORATION


                                      INDEX


Item                                                                       Page
----                                                                       ----
                                     PART I

1.    Financial Statements

      Consolidated Balance Sheets -
        March 31, 1999 and December 31, 1998                                 3

      Statements of Consolidated Operations -
        Three Months Ended March 31, 1999 and 1998                           4

      Statements of Consolidated Cash Flows -
        Three Months Ended March 31, 1999 and 1998                           5

      Notes to Consolidated Financial Statements                             6

2.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                        8

                                     PART II

6.    Exhibits and Reports on Form 8-K                                      14

Signatures                                                                  15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS
                       Yellow Corporation and Subsidiaries
                    (Amounts in thousands except share data)
                                   (Unaudited)


                                                March 31,   December 31,
                                                     1999           1998
                                              -----------    -----------
ASSETS

CURRENT ASSETS:
    Cash                                      $    35,683    $    25,522
    Accounts receivable                           252,927        272,436
    Prepaid expenses and other                     55,453         76,657
                                              -----------    -----------
        Total current assets                      344,063        374,615
                                              -----------    -----------

PROPERTY AND EQUIPMENT:
    Cost                                        1,906,611      1,897,029
    Less - Accumulated depreciation             1,203,828      1,194,227
                                              -----------    -----------
        Net property and equipment                702,783        702,802
                                              -----------    -----------

OTHER ASSETS                                       28,134         28,268
                                              -----------    -----------

                                              $ 1,074,980    $ 1,105,685
                                              ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and checks outstanding   $   101,372    $   147,644
    Wages and employees' benefits                 142,439        119,347
    Other current liabilities                     147,018        149,127
    Current maturities of long-term debt               77             77
                                              -----------    -----------
        Total current liabilities                 390,906        416,195
                                              -----------    -----------

OTHER LIABILITIES:
    Long-term debt                                156,765        156,988
    Deferred income taxes                          19,733         18,433
    Claims, insurance and other                   142,413        142,817
                                              -----------    -----------
        Total other liabilities                   318,911        318,238
                                              -----------    -----------

SHAREHOLDERS' EQUITY:
    Common stock, $1 par value                     29,368         29,356
    Capital surplus                                15,099         14,948
    Retained earnings                             408,037        403,262
    Accumulated other comprehensive income         (2,285)        (3,163)
    Treasury stock                                (85,056)       (73,151)
                                              -----------    -----------
        Total shareholders' equity                365,163        371,252
                                              -----------    -----------

                                              $ 1,074,980    $ 1,105,685
                                              ===========    ===========



The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                       Yellow Corporation and Subsidiaries
                       For the Three Months Ended March 31
                  (Amounts in thousands except per share data)
                                   (Unaudited)



                                                   1999        1998
                                              ---------   ---------
OPERATING REVENUE                             $ 727,498   $ 692,460
                                              ---------   ---------

OPERATING EXPENSES:
    Salaries, wages and employees' benefits     473,557     450,368
    Operating expenses and supplies             113,270     110,627
    Operating taxes and licenses                 23,109      23,706
    Claims and insurance                         16,077      17,082
    Depreciation and amortization                24,659      26,881
    Purchased transportation                     65,074      54,887
                                              ---------   ---------
        Total operating expenses                715,746     683,551
                                              ---------   ---------

INCOME FROM OPERATIONS                           11,752       8,909
                                              ---------   ---------

NONOPERATING EXPENSES:
    Interest expense                              2,853       3,099
    Other, net                                      666         232
                                              ---------   ---------
        Nonoperating expenses, net                3,519       3,331
                                              ---------   ---------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                             8,233       5,578

INCOME TAX PROVISION                              3,458       1,815
                                              ---------   ---------

INCOME FROM CONTINUING OPERATIONS                 4,775       3,763

Loss from discontinued operations, net             --        (4,410)
                                              ---------   ---------

NET INCOME (LOSS)                             $   4,775   $    (647)
                                              =========   =========

AVERAGE SHARES OUTSTANDING - Basic               25,411      27,904
                                              =========   =========
AVERAGE SHARES OUTSTANDING - Diluted             25,615      28,286
                                              =========   =========


BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations             $     .19   $     .14
Loss from discontinued operations, net             --          (.16)
                                              ---------   ---------
Net income (loss)                             $     .19   $    (.02)
                                              =========   =========


DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations             $     .19   $     .13
Loss from discontinued operations, net             --          (.15)
                                              ---------   ---------
Net income (loss)                             $     .19   $    (.02)
                                              =========   =========



The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                       Yellow Corporation and Subsidiaries
                       For the Three Months Ended March 31
                             (Amounts in thousands)
                                   (Unaudited)




                                                           1999        1998
                                                       --------    --------
OPERATING ACTIVITIES:
        Net cash from operating activities             $ 49,969    $ 46,365
                                                       --------    --------

INVESTING ACTIVITIES:
    Acquisition of property and equipment               (32,308)    (13,397)
    Proceeds from disposal of property and equipment      3,765       9,615
    Net investment in discontinued operations              --          (263)
                                                       --------    --------
        Net cash used in investing activities           (28,543)     (4,045)
                                                       --------    --------

FINANCING ACTIVITIES:
    Treasury stock purchase                             (11,196)    (16,196)
    Proceeds from stock options and other, net              202         362
    Repayment of long-term debt                            (271)     (1,342)
                                                       --------    --------
        Net cash used in financing activities           (11,265)    (17,176)
                                                       --------    --------

NET INCREASE IN CASH                                     10,161      25,144

CASH, BEGINNING OF PERIOD                                25,522      17,703
                                                       --------    --------

CASH, END OF PERIOD                                    $ 35,683    $ 42,847
                                                       ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes (received) paid, net                      $    960    $ (9,030)
                                                       ========    ========
Interest paid                                          $    519    $    363
                                                       ========    ========



The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Yellow Corporation and Subsidiaries

1. The accompanying consolidated financial statements include the accounts of Yellow Corporation and its wholly owned subsidiaries (the company) and have been prepared by the company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the results of operations for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the company's 1998 Annual Report to Shareholders.

2. The company provides freight transportation services primarily to the less-than-truckload (LTL) market in North America through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Saia Motor Freight Line, Inc. (Saia), WestEx, Inc. (WestEx) and Action Express, Inc. (Action). YCS International (YCS) provides global transportation solutions through fully integrated ocean, land and air transportation services. Yellow Services, Inc. (Yellow Services), is a subsidiary that provides information technology and other services to the company and its subsidiaries. Yellow Freight comprises approximately 84 percent of total revenue while Saia comprises approximately 12 percent.

3. The company reports financial and descriptive information about its reportable operating segments, on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments.

        Consistent with the Business Segments disclosure in the company's 1998 Annual Report to Shareholders, the company has two reportable segments, strategic business units that offer different products and services. The National segment is comprised of the operations of Yellow Freight, a carrier that provides comprehensive national LTL service as well as international service throughout North America. The Southeast regional segment consists of the operations of Saia, a regional LTL carrier that provides overnight and second-day service in twelve southeastern states and Puerto Rico.

        The segments are managed separately because each requires different operating, technology and marketing strategies and processes. The company evaluates performance primarily on operating income and return on capital.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the company's 1998 Annual Report to Shareholders. The company also charges a trade name fee to Yellow Freight (1% of revenue) for use of the company's trademark. Interest and intersegment transactions are recorded at current market rates. Income taxes are allocated in accordance with a tax sharing agreement in proportion to each segment's contribution to the parent's consolidated tax status. The following table summarizes the company's continuing operations by business segment (in thousands):

                                                            S.E.          Corporate
                                          National          Regional      And Other      Consolidated


March 31, 1999
     Operating revenue                  $   612,786        $   86,253     $   28,459     $   727,498
     Income from operations                   8,951             5,043         (2,242)         11,752
     Identifiable assets                    798,955           222,088         53,937       1,074,980


March 31, 1998

     Operating revenue                  $   597,718        $   80,271     $   14,471     $   692,460
     Income  from operations                  7,406             4,224         (2,721)          8,909
     Identifiable assets                    908,237           185,422        117,031       1,210,690



4. On June 1, 1998 the company reached agreement in principle to sell Preston Trucking Company, Inc. (Preston Trucking) its Northeast regional LTL segment to a management group of three senior officers of Preston Trucking. Preston Trucking is a regional carrier serving the Northeast, Mid-Atlantic and Central States. The sale resulted in a noncash charge of $63.6 million net of anticipated tax benefits of approximately $28.0 million in 1998. The results of Preston Trucking have been classified as discontinued operations in the consolidated financial statements. No interest charges have been allocated to discontinued operations and the company does not anticipate any material change in the loss recorded on disposal of the discontinued operations.

5. The difference between average common shares outstanding used in the computation of basic earnings per share and fully diluted earnings per share is attributable to outstanding common stock options.

6. The company's comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income (loss) for the first quarter ended March 31, 1999 and 1998 was $5.7 million and ($0.6) million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

                    March 31, 1999 Compared to December 31, 1998

Working capital is reduced through Yellow Freight's asset backed securitization agreement (ABS). Accounts receivable at March 31, 1999 and December 31, 1998 are net of $80 million and $43 million of receivables sold, resulting in a $37 million reduction in working capital during the period. Excluding the effects of the ABS transactions, working capital increased during the first three months of 1999, resulting in a $33.2 million working capital position at March 31, 1999 compared to a $1.4 million working capital position at December 31, 1998. The increase in working capital was primarily the result of a $17.5 million increase in accounts receivable and a decrease in accounts payable and checks outstanding, partially offset by reductions in prepaids and increases in other current liabilities. The company can operate with a deficit working capital position because of rapid turnover of accounts receivable, effective cash management and ready access to funding.

Total debt during the first three months of 1999 was virtually unchanged from December 31, 1998. Net capital expenditures for the first three months of 1999 were $28.5 million. Subject to ongoing review, total net capital spending for 1999 are expected to total approximately $147 million.

During the quarter the company purchased 682,500 additional treasury shares. During April 1999 the company acquired 172,500 additional treasury shares and had remaining authorization to acquire $4.6 million in additional shares at April 30, 1999.

RESULTS OF OPERATIONS

            Comparison of Three Months Ended March 31, 1999 and 1998

Continuing Operations:

Net income for the quarter ended March 31, 1999 was $4.8 million or $.19 per share (diluted). Income from continuing operations for the quarter ended March 31, 1998 was $3.8 million or $.13 per share (diluted). Operating revenue for the 1999 first quarter was $727.5 million an increase of 5 percent over operating revenue of $692.5 million for the 1998 first quarter.

First quarter 1999 net income improved $3.8 million over the 1998 first quarter after excluding gains on the sale of real estate assets recorded in 1998. There were no significant real estate gains in first quarter 1999.

Yellow Freight System, the company's national LTL segment had operating income of $9.0 million for the first quarter of 1999 an increase of 21% over operating income of $7.4 million in the first quarter of 1998. Yellow Freight's first quarter 1999 operating revenue was $612.8 million compared to operating revenue of $597.7 million in the first quarter of 1998. Yellow Freight's operating ratio was 98.5 in the first quarter of 1999 versus 98.8 in the first quarter of 1998. Excluding the gain on the 1998 first quarter real estate transactions, Yellow Freight's 1998 first quarter operating ratio would have been 99.5.

LTL tonnage was up .7 percent in the first quarter compared to the 1998 quarter. The 1998 quarter was adversely affected by a freight diversion problem that resulted from customer concerns over labor contract negotiations and a possible strike. A continued strong pricing environment produced an LTL revenue per hundredweight increase of 3.1 percent over the 1998 quarter. Yellow Freight's total revenue increased 2.5 percent net of a reduction in truckload business.

Saia Motor Freight, the company's southeast regional LTL segment had operating income of $5.0 million in the first quarter of 1999, a 19 percent increase over operating income of $4.2 million in the first quarter of 1998. Saia's operating revenue for the first quarter of 1999 was $86.3 million compared to $80.3 million for the first quarter of 1998. Saia's operating ratio improved to 94.2 for the first quarter of 1999 versus 94.7 in the 1998 first quarter.

Saia's 1999 plans include resuming its geographic growth by opening three terminals in Virginia. The company plans to invest $42 million in Saia this year, mainly for network expansion, technology enhancements and new revenue equipment.

WestEx, the company's regional carrier serving California and the Southwest, reported operating revenue of $16.3 million for the first quarter of 1999 compared to $14.5 million for the 1998 first quarter. Action Express, the company's regional carrier serving the Pacific Northwest and Rocky Mountain States had first quarter revenues of $8.3 million. Action Express was acquired in December 1998. WestEx reported a small operating profit for the 1999 first quarter while Action Express reported a small operating loss as both companies absorbed one-time expenses related to network realignments. Saia has absorbed Action Express operations in Texas. Action has taken over part of WestEx's operations in Colorado and Utah while WestEx has absorbed part of Action's California operations.

During the first quarter of 1999, market fuel prices actually fell below the company's fuel hedge contract prices, depriving the company of approximately $.11 per share in fuel cost savings. As a result, of fuel price increases in March and April, current market prices approximate the company's current hedge contracts. The company remains substantially hedged for the balance of 1999 and a portion of 2000.

Interest expense declined slightly between years as a result of reduced debt levels. The effective tax rate was 42.0 percent in the 1999 first quarter and
32.5 percent in the first quarter of 1998.

The 1999 first quarter earnings per share results also reflect the impact of stock buyback programs which have reduced average shares outstanding by 9 percent compared to last year's first quarter.


Year 2000
The company's Year 2000 project is intended to minimize the business impact of potential Year 2000 failures. Work efforts both to remediate and replace mainframe and client/server business applications have been completed on schedule. The remainder of the year will be used to finalize business contingency plans, complete the planned rollout of equipment, and continue to retest systems for Year 2000 readiness.

The company's Year 2000 strategy includes mainframe, mid-range, and client server applications, PCs, workstations, end-user computing, vendor software, equipment, environmental operations in terminals and offices, suppliers and customers. Inventory and assessment of all areas have been completed. Non-compliant vendor software and equipment determined to be critical to the business has been remediated. PC hardware is being replaced as needed through a systematic schedule of upgrades.

The company's strategy also includes developing relationships with vendors who are working toward compliance. The company has material vendor relationships with financial institutions, utilities and telecommunication companies. These vendors indicate that they expect to achieve compliance and do not anticipate business interruptions as the century changes. The company is developing contingency plans to address potential Year 2000 scenarios that may arise with key vendors, customers and other external parties. However, these external risks are beyond the company's total control, thus there can be no assurance that all year 2000 risks can be contained by company contingency plans.

The company began its Year 2000 project in 1995 and has estimated total project costs to be approximately $16 million. Through March 31, 1999 the company has incurred approximately $14.5 million which represents approximately 7.1% of its information technology budget over the project period. The company expensed $0.8 million of modification costs in the first quarter of 1999 compared to $1.8 million in the first quarter of 1998.

Market Risk
The company is exposed to a variety of market risks, including the effects of interest rates, fuel prices and foreign currency exchange rates. To ensure adequate funding through seasonal business cycles and minimize overall borrowing costs, the company utilizes a variety of both fixed rate and variable rate financial instruments with varying maturities. The company's long-term financing is generally at fixed rates.

The company uses swaps as hedges in order to manage a portion of its exposure to variable diesel prices. These agreements provide protection from rising fuel prices, but limit the ability to benefit from price decreases below the purchase price of the agreement. The swap transactions are generally based on the price of heating oil. Based on historical information, the company believes the correlation between the market prices of diesel fuel and heating oil is highly effective.

The company's revenues and operating expenses, assets and liabilities of its Canadian and Mexican subsidiaries are denominated in foreign currencies, thereby creating exposures to changes in exchange rates, however the risks related to foreign currency exchange rates are not material to the company's consolidated financial position or results of operations.

The table below provides information about the company's debt instruments, including off balance sheet asset backed securitization (ABS), as of March 31, 1999. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates.

                             Expected Maturity Date


                                                                                             There-                     Fair
                                  1999        2000        2001        2002        2003       after          Total      Value
                                --------    --------    --------    --------    --------    --------       --------   --------
Fixed Rate Debt                 $   --      $   30.5    $    8.3    $   23.5    $   20.7    $   58.4       $  141.4   $  149.8
Average Interest Rate               --           6.84%       8.09%       7.33%       6.33%       6.78%
Variable Rate Debt              $   --      $   --      $   --      $   --      $    5.0    $   10.4       $   15.4   $   15.4
Average Interest Rate               --          --          --          --           4.23%       5.14%
Off Balance Sheet -
  Asset Backed Securitization   $   80.0                                                                   $  80.0    $   80.0
  Effective Interest Rate            5.23%

The following table provides information about the company's diesel fuel hedging instruments that are sensitive to changes in commodity prices. The table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of March 31, 1999. The company maintained fuel inventories for use in normal operations at March 31, 1999, which were not material to the company's financial position and represented no significant market exposure.


                                                                          Expected Maturity Date

                                                                     1999               2000          Total
                                                                     ----               ----          -----
Heating Oil Swaps:
  Gallons (in millions)                                              88.7               45.3            134.0
  Weighted Average Price per Gallon                         $       .4545     $        .4586    $       .4559
  Fair Value (in millions)                                                                      $        (0.9)

Diesel Fuel Fixed Purchased Contracts:
  Gallons (in millions)                                               3.2                                 3.2
  Weighted Average Price per Gallon                         $       .5170                       $       .5170
  Fair Value (in millions)                                                                               (0.1)




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

                           Yellow Freight System, Inc.
                              Financial Information
               For the Three Months Ended March 31, 1999 and 1998
                             (Amounts in thousands)



                                        First Quarter
                                    -----------------------
                                      1999           1998         %
                                    -------        --------      ---

Operating revenue                   612,786         597,718      2.5

Operating income                      8,951           7,406

Operating ratio                        98.5            98.8

Total assets at March 31            798,955         908,237


                                                                                                   First Quarter
                                                         First Quarter                             Amount/Workday
                                                    -----------------------                   ---------------------------
                                                      1999           1998          %             1999             1998          %
                                                    --------       --------      -----        ----------         --------     ----
Workdays                                                                                        (63)               (63)

Financial statement     LTL                          564,225        543,173        3.9           8,956.0          8,621.8      3.9
revenue                 TL                            49,420         51,846       (4.7)            784.4            823.0     (4.7)
                        Other                           (859)         2,699        NM              (13.6)            42.8      NM
                        Total                        612,786        597,718        2.5           9,726.8          9,487.6      2.5

Revenue excluding       LTL                          564,225        543,173        3.9           8,956.0          8,621.8      3.9
revenue recognition     TL                            49,420         51,846       (4.7)            784.4            823.0     (4.7)
adjustment              Other                             (7)           493        NM               (0.1)             7.8       NM
                        Total                        613,638        595,512        3.0           9,740.3          9,452.6      3.0

Tonnage                 LTL                            1,653          1,641        0.7             26.23            26.04      0.7
                        TL                               334            367       (8.9)             5.30             5.83     (8.9)
                        Total                          1,987          2,008       (1.0)            31.53            31.87     (1.0)

Shipments               LTL                            3,405          3,354        1.5             54.06            53.24      1.5
                        TL                                45             50       (8.0)             0.72             0.79     (8.0)
                        Total                          3,450          3,404        1.4             54.77            54.03      1.4

Revenue/cwt.            LTL                            17.07          16.55        3.1
                        TL                              7.39           7.07        4.6
                        Total                          15.44          14.82        4.2

Revenue/shipment        LTL                           165.72         161.93        2.3
                        TL                          1,084.54       1,047.24        3.6
                        Total                         177.86         174.81        1.7


                          Saia Motor Freight Line, Inc.
                              Financial Information
               For the Three Months Ended March 31, 1999 and 1998
                             (Amounts in thousands)


                              First Quarter
                            -----------------
                             1999      1998       %
                            ------    -------   -----
Operating revenue           86,253    80,271    7.5

Operating income             5,043     4,224

Operating ratio               94.2      94.7

Total assets at March 31   222,088   185,422


                                                                                                      First Quarter
                                                         First Quarter                               Amount/Workday
                                                    -----------------------                    -------------------------
                                                      1999           1998           %            1999            1998          %
                                                    --------       --------       -----        ---------        --------     -----
Workdays                                                                                          (63)             (63)

Financial statement     LTL                           77,417         72,425         6.9          1,228.8         1,149.6      6.9
revenue                 TL                             8,836          7,846        12.6            140.3           124.5     12.6
                        Total                         86,253         80,271         7.5          1,369.1         1,274.1      7.5

Revenue excluding       LTL                           77,755         72,724         6.9          1,234.2         1,154.3      6.9
revenue recognition     TL                             8,875          7,878        12.7            140.9           125.0     12.7
adjustment              Total                         86,630         80,602         7.5          1,375.1         1,279.3      7.5

Tonnage                 LTL                              426            410         3.8             6.76            6.51      3.8
                        TL                               143            132         8.5             2.28            2.10      8.5
                        Total                            569            542         5.0             9.04            8.61      5.0

Shipments               LTL                              786            780         0.8            12.47           12.38      0.8
                        TL                                14             14         2.3             0.23            0.22      2.3
                        Total                            800            794         0.8            12.70           12.60      0.8

Revenue/cwt.            LTL                             9.13           8.86         3.0
                        TL                              3.10           2.98         3.8
                        Total                           7.61           7.44         2.4

Revenue/shipment        LTL                            98.98          93.27         6.1
                        TL                            623.07         565.99        10.1
                        Total                         108.31         101.51         6.6


                           PART II - OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

(a)     Annual Meeting of Stockholders on April 22, 1999

(b) The following directors were elected with the indicated number of votes set forth below.


                                              For               Withheld
                                       ----------               --------
    Klaus E. Agthe                     21,375,684                422,952
    Cassandra C. Carr                  21,582,280                216,356
    Howard M. Dean                     21,284,724                513,912
    Ronald T. LeMay                    21,582,189                216,447
    John C. McKelvey                   21,582,386                216,250
    A. Maurice Myers                   21,574,339                224,297
    William L. Trubeck                 21,582,586                216,050
    Carl W. Vogt                       21,582,779                215,587
    William D. Zollars                 21,580,722                217,914


(c) The appointment of Arthur Andersen LLP as independent public accountants of the company for 1999 was voted on and approved at the meeting by the following vote. For: 21,705,518, Against: 76,199, Abstention: 16,919.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         (10.10) - Employment Agreement for William D. Zollars
         (27) - Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K
             - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    YELLOW CORPORATION
                                            ------------------------------------
                                                        Registrant


Date:    May 12, 1999                            /s/    A. Maurice Myers
     -------------------------               -----------------------------------
                                                        A. Maurice Myers
                                             Chairman of the Board of
                                             Directors, President & Chief
                                             Executive Officer


Date:    May 12, 1999                          /s/   H. A. Trucksess, III
     -------------------------               -----------------------------------
                                                     H. A. Trucksess, III
                                             Senior Vice President - Finance/
                                             Chief Financial Officer &
                                                       Treasurer