Form 10-Q
period 1999-06-30
YELLOW CORP
filed 1999-08-12
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------
                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

Commission file number 0-12255
                       -------
                               YELLOW CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                  48-0948788
-------------------------------             -----------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)


10990 Roe Avenue, P.O. Box 7563, Overland Park, Kansas             66207
------------------------------------------------------           ---------
(Address of principal executive offices)                         (Zip Code)


                                 (913) 696-6100
                                 --------------
              (Registrant's telephone number, including area code)

                                   No Changes
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X  No
                                        ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding at July 30, 1999
          -----                            ----------------------------
 Common Stock, $1 Par Value                     24,862,774 shares

                               YELLOW CORPORATION


                                      INDEX



Item                                                                        Page
----                                                                        ----

                                     PART I
                                     ------

1.    Financial Statements

      Consolidated Balance Sheets -
        June 30, 1999 and December 31, 1998                                   3

      Statements of Consolidated Operations -
        Quarter and Six Months Ended June 30, 1999 and 1998                   4

      Statements of Consolidated Cash Flows -
        Six Months Ended June 30, 1999 and 1998                               5

      Notes to Consolidated Financial Statements                              6

2.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                         9

3.    Quantitative and Qualitative Disclosures About Market Risk             13

                                     PART II
                                     -------
6.    Exhibits and Reports on Form 8-K                                       17

Signatures                                                                   18

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                           CONSOLIDATED BALANCE SHEETS
                       Yellow Corporation and Subsidiaries
                    (Amounts in thousands except share data)
                                   (Unaudited)

                                                     June 30,    December 31,
                                                         1999            1998
                                                  -----------    ------------
ASSETS

CURRENT ASSETS:
    Cash                                           $   25,144      $   25,522
    Accounts receivable                               281,536         272,436
    Prepaid expenses and other                         32,821          76,657
                                                   ----------      ----------
        Total current assets                          339,501         374,615
                                                   ----------      ----------
PROPERTY AND EQUIPMENT:
    Cost                                            1,935,809       1,897,029
    Less - Accumulated depreciation                 1,214,935       1,194,227
                                                   ----------      ----------

        Net property and equipment                    720,874         702,802
                                                   ----------      ----------
OTHER ASSETS                                           28,900          28,268
                                                   ----------      ----------
                                                   $1,089,275      $1,105,685
                                                   ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and checks outstanding        $  108,663      $  147,644
    Wages and employees' benefits                     147,054         119,347
    Other current liabilities                         144,749         149,127
    Current maturities of long-term debt                   77              77
                                                   ----------      ----------
        Total current liabilities                     400,543         416,195
                                                   ----------      ----------
OTHER LIABILITIES:
    Long-term debt                                    150,350         156,988
    Deferred income taxes                              17,961          18,433
    Claims, insurance and other                       145,381         142,817
                                                   ----------      ----------
        Total other liabilities                       313,692         318,238
                                                   ----------      ----------

SHAREHOLDERS' EQUITY:
    Common stock, $1 par value                         29,375          29,356
    Capital surplus                                    15,210          14,948
    Retained earnings                                 420,994         403,262
    Accumulated other comprehensive income             (2,564)         (3,163)
    Treasury stock                                    (87,975)        (73,151)
                                                   ----------      ----------
        Total shareholders' equity                    375,040         371,252
                                                   ----------      ----------
                                                   $1,089,275      $1,105,685
                                                   ==========      ==========

The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                       Yellow Corporation and Subsidiaries
           For the Quarter and Six Months Ended June 30, 1999 and 1998
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                                Second Quarter                      Six Months
                                                         --------------------------           ----------------------
                                                              1999             1998                 1999        1998
                                                         ---------        ---------           ----------  ----------
OPERATING REVENUE                                        $ 756,056        $ 727,419           $1,483,554  $1,419,879
                                                         ---------        ---------           ----------  ----------
OPERATING EXPENSES:
   Salaries, wages and benefits                            485,104          466,885              958,660     917,253
   Operating expenses and supplies                         114,669          110,729              227,940     221,356
   Operating taxes and licenses                             23,417           23,935               46,526      47,641
   Claims and insurance                                     17,418           14,976               33,495      32,058
   Depreciation and amortization                            24,900           26,369               49,558      53,250
   Purchased transportation                                 66,270           59,341              131,345     114,228
                                                         ---------        ---------           ----------  ----------
        Total operating expenses                           731,778          702,235            1,447,524   1,385,786
                                                         ---------        ---------           ----------  ----------
INCOME FROM OPERATIONS                                      24,278           25,184               36,030      34,093
                                                         ---------        ---------           ----------  ----------
NONOPERATING (INCOME) EXPENSES:
    Interest expense                                         2,898            3,031                5,751       6,130
    Other, net                                                (699)             169                  (33)        401
                                                         ----------       ---------           ----------  ----------

        Nonoperating expenses, net                           2,199            3,200                5,718       6,531
                                                         ---------        ---------           ----------  ----------

INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                     22,079           21,984               30,312      27,562
INCOME TAX PROVISION                                         9,121            9,705               12,579      11,520
                                                         ---------        ---------           ----------  ----------

INCOME FROM CONTINUING OPERATIONS                           12,958           12,279               17,733      16,042

Loss from discontinued operations                                -          (62,336)                  -      (66,746)
                                                         ---------        ----------          ----------  ----------

NET INCOME (LOSS)                                        $  12,958        $ (50,057)          $   17,733  $  (50,704)
                                                         =========        ==========          ==========  ==========
AVERAGE SHARES OUTSTANDING-BASIC                            24,854           27,198               25,131      27,555
                                                         =========        =========           ==========  ==========
AVERAGE SHARES OUTSTANDING-DILUTED                          25,013           27,426               25,313      27,784
                                                         =========        =========           ==========  ==========

BASIC EARNINGS (LOSS) PER SHARE:
    Income from continuing operations                    $     .52        $     .45           $      .71  $      .58
    Loss from discontinued operations                           -             (2.29)                   -       (2.42)
                                                         ---------        ---------           ----------  ----------
    Net income (loss)                                    $     .52        $   (1.84)          $      .71  $    (1.84)
                                                         =========        =========           ==========  ==========

DILUTED EARNINGS (LOSS) PER SHARE:
    Income from continuing operations                    $     .52        $     .45           $      .70  $      .58
    Loss from discontinued operations                            -            (2.27)                   -       (2.40)
                                                         ---------        ----------          ----------  ----------
    Net income (loss)                                    $     .52        $   (1.82)          $      .70  $    (1.82)
                                                         =========        ==========          ==========  ==========

The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                       Yellow Corporation and Subsidiaries
                 For the Six Months Ended June 30, 1999 and 1998
                             (Amounts in thousands)
                                   (Unaudited)



                                                              1999       1998
                                                         ---------   ---------
OPERATING ACTIVITIES:
        Net cash from operating activities               $  89,174   $  73,535
                                                         ---------   ---------

INVESTING ACTIVITIES:
    Acquisition of property and equipment                  (74,945)    (46,471)
    Proceeds from disposal of property and equipment         5,879      12,431
    Net capital expenditures of discontinued operations          -       2,203
                                                         ---------   ---------
        Net cash used in investing activities              (69,066)    (31,837)
                                                         ---------   ---------

FINANCING ACTIVITIES:
    Treasury stock purchases                               (14,824)    (33,495)
    Proceeds from stock options and other, net                 228         505
    Repayment of long-term debt                             (5,890)     (2,948)
                                                         ---------   ---------
        Net cash used in financing activities              (20,486)    (35,938)
                                                         ---------   ---------

NET INCREASE (DECREASE) IN CASH                               (378)      5,760

CASH, BEGINNING OF PERIOD                                   25,522      17,703
                                                         ---------   ---------
CASH, END OF PERIOD                                      $  25,144   $  23,463
                                                         =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION
----------------------------------

Income taxes paid (received)                             $   8,680   $  (4,298)
                                                         =========   =========
Interest paid                                            $   5,702   $   4,898
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

2. The company provides freight transportation services primarily to the less-than-truckload (LTL) market in North America through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Saia Motor Freight Line, Inc.
     (Saia), WestEx, Inc. (WestEx) and Action Express, Inc. (Action). YCS International, Inc. (YCS) provides global transportation solutions through fully integrated ocean, land and air transportation services. Yellow Services, Inc. (Yellow Services), is a subsidiary that provides information technology and other services to the company and its subsidiaries. Yellow Freight comprises approximately 84 percent of total revenue while Saia comprises approximately 12 percent.

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



                                                     National        S.E.             Corporate
                                                     --------        ----             ---------
                                                                     Regional         and Other      Consolidated
                                                                     --------         ---------      ------------
        Y-T-D June 30, 1999
          Operating revenue                        $1,251,603       $171,349         $ 60,602          $1,483,554
          Income from operations                       31,520          7,814           (3,304)             36,030
          Identifiable assets                         774,257        222,734           92,284           1,089,275

        Y-T-D June 30, 1998
          Operating revenue                        $1,222,615       $166,850         $ 30,414          $1,419,879
          Income from operations                       27,125         11,268           (4,300)             34,093
          Identifiable assets                         772,945        205,196           74,582           1,052,723



4. On June 1, 1998 the company reached agreement in principle to sell Preston Trucking Company, Inc. (Preston Trucking) its Northeast regional LTL segment to a management group of three senior officers of Preston Trucking. Preston Trucking was a regional carrier serving the Northeast, Mid-Atlantic and Central States. The sale resulted in a noncash charge of $63.6 million net of anticipated tax benefits of approximately $28.0 million in 1998. The results of Preston Trucking have been classified as discontinued operations in the consolidated financial statements. No interest charges have been allocated to discontinued operations and the company does not anticipate any material change in the loss recorded on disposal of the discontinued operations. In July 1999 Preston Trucking ceased operations and has commenced a liquidation of its assets under federal bankruptcy regulations.

5. The difference between average common shares outstanding used in the computation of basic earnings per share and fully diluted earnings per share is attributable to outstanding common stock options.

6. The company's comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income (loss) for the second quarter ended June 30, 1999 and 1998 was $12.7 million and ($50.3) million, respectively. Comprehensive income (loss) for the six months ended June 30, 1999 and 1998 was $18.3 million and ($50.9) million, respectively.

7. On July 8, 1999 the company successfully completed its cash tender offer to purchase the outstanding shares of common stock of Jevic Transportation, Inc. at a price of $14.00 per share. The aggregate purchase price of the stock including vested stock options and transaction costs is approximately $161 million net of approximately $4 million tax benefit. Including assumption of debt, the total transaction is approximately $200 million. The transaction is being accounted for under purchase accounting and the excess of purchase price over fair value of assets acquired will be allocated to goodwill and amortized over 40 years. Accordingly, the results of Jevic's operations have not been included in the company's condensed financial statements for the period ended June 30, 1999. The acquisition is being financed under the Yellow Corporation's existing credit facilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
of Operations
-------------
FINANCIAL CONDITION

                   June 30, 1999 Compared to December 31, 1998
                   -------------------------------------------
Working capital is reduced through Yellow Freight's asset backed securitization agreement (ABS). Accounts receivable at June 30, 1999 and December 31, 1998 are net of $61 million and $43 million of receivables sold, resulting in a $18 million reduction in working capital during the period. Excluding the effects of the ABS transactions, working capital decreased slightly during the first six months of 1999, resulting in a breakeven working capital position at June 30, 1999 compared to a $1.4 million working capital position at December 31, 1998. The decrease in working capital was primarily the result of an increase in accrued expenses and decrease in prepaid expenses, which were largely offset by a $28.1 million increase in accounts receivable and decrease in accounts payable and checks outstanding. The company can operate with a deficit working capital position because of rapid turnover of accounts receivable, effective cash management and ready access to funding.

Total debt during the first six months of 1999 decreased by approximately $6.6 million from December 31, 1998 due to early retirement of a portion of the company's subordinated debentures. Net capital expenditures for the first six months of 1999 were $69.1 million. Subject to ongoing review, total net capital spending for 1999 is expected to total approximately $147 million, exclusive of the Jevic transaction discussed below.

On July 8, 1999 the Company successfully completed a cash tender offer to purchase the outstanding shares of common stock of Jevic Transportation, Inc. at a price of $14 per share. All shares have been accepted for payment and as of July 8, 1999, Yellow beneficially owned approximately 98.6 percent of the outstanding shares of Jevic. Jevic became a wholly owned subsidiary of Yellow Corporation. All remaining Jevic shareholders have the right to receive $14 per share in cash, payable according to terms of the tender offer. The aggregate purchase price of the stock, including transaction costs, is approximately $161 million. Including debt assumption, the total transaction is approximately $200 million. The acquisition is being financed under the company's existing $300 million credit facility. This credit facility and the company's ABS agreement provide adequate capacity to fund working capital and capital expenditures requirements.

During the quarter ended June 30, 1999 the company purchased 172,500 additional treasury shares. The company has suspended its treasury repurchase program as a result of the Jevic transaction and more attractive internal investment opportunities.

RESULTS OF OPERATIONS

             Comparison of Three Months Ended June 30, 1999 and 1998
             -------------------------------------------------------
Continuing Operations:
Net income for the quarter ended June 30, 1999 was $13.0 million or $.52 per share (diluted), a 16 percent improvement over earnings per share in the 1998 second quarter. Income from continuing operations for the quarter ended June 30, 1998 was $12.3 million or $.45 per share (diluted). Operating revenue for the 1999 second quarter was $756.1 million an increase of 4 percent over operating revenue of $727.4 million for the 1998 second quarter.

Yellow Freight System, the company's national LTL segment had operating income of $22.6 million for the second quarter of 1999 an increase of 15% over operating income of $19.7 million in the second quarter of 1998. Yellow Freight's second quarter 1999 operating revenue was $638.8 million, a 2.2 percent increase over operating revenue of $624.9 million in the second quarter of 1998. Yellow Freight's operating ratio was 96.5 in the second quarter of 1999 versus 96.8 in the second quarter of 1998.

LTL tonnage declined (0.8) percent in the second quarter compared to the 1998 quarter, although the number of shipments was essentially even with the 1998 second quarter. A continued strong pricing environment produced an LTL revenue per hundredweight increase of 3.6 percent over the 1998 second quarter. These yield improvements more than offset the LTL volume decline and a decrease in truckload tonnage and other revenue.

Saia Motor Freight, the company's southeast regional LTL segment had operating income of $2.8 million in the second quarter of 1999 compared to operating income of $7.0 million in the second quarter of 1998. Saia's operating revenue for the quarter ended June 30, 1999 was $85.1 million, a 1.7 percent decline from operating revenue of $86.6 million in the second quarter of 1998. Saia's business weakness was mostly concentrated in Texas and other Gulf Coast states with economies tied to the petroleum industry. Saia's operating ratio was 96.7 for the second quarter of 1999 versus 91.9 in the 1998 second quarter.

WestEx, the company's regional carrier serving California and the Southwest, reported operating revenue of $17.5 million for the second quarter of 1999 compared to $15.9 million for the 1998 second quarter. Action Express, the company's regional carrier serving the Pacific Northwest and Rocky Mountain States had second quarter revenues of $9.4 million. Action Express was acquired in December 1998. WestEx improved its operating ratio to 98.7 for the second quarter of 1999 compared to an operating ratio of 101.7 for the second quarter of 1998. Action Express reported an operating ratio of 98.5 for the second quarter of 1999.

Corporate expenses for the second quarter of 1999 include $0.6 million charge for a new technology business venture evaluation, which is still in process.

Interest expense for the quarter ended June 30,1999 declined slightly from the 1998 second quarter as a result of reduced debt levels. The effective tax rate was 41.3 percent in the 1999 second quarter and 44.1 percent in the second quarter of 1998.

The 1999 second quarter earnings per share results also reflect the impact of stock buyback programs which have reduced average shares outstanding by approximately 9 percent compared to last year's second quarter. In addition to continuing operations, the 1998 second quarter included a $62.3 million charge for the divestment of Preston Trucking Company.



              Comparison of Six Months Ended June 30, 1999 and 1998
              -----------------------------------------------------
Continuing Operations:

Net income for the six months ended June 30, 1999 was $17.7 million or $.70 per share (diluted). Income from continuing operations for the six months ended June 30, 1998 was $16.0 million or $.58 per share (diluted). Operating revenue for the six months ended June 30, 1999 was $1,483.6 million an increase of 5 percent over operating revenue of $1,419.9 million for the six months ended June 30, 1998.

Year to date income from continuing operations for 1999 improved $4.5 million over the six months ended June 30, 1998 after excluding gains on the sale of real estate assets recorded in 1999 and 1998.

Yellow Freight System had operating income of $31.5 million for the six months ended June 30, 1999 an increase of 16% over operating income of $27.1 million in the comparable 1998 period. Yellow Freight's 1999 year to date operating revenue was $1,251.6 million, up 2.4 percent from operating revenue of $1,222.6 million for the six months ended June 30, 1998. Yellow Freight's operating ratio was
97.5 for the first six months of 1999 versus 97.8 in the first six months of 1998.

Yellow Freight System is benefiting from a continued strong pricing environment that has produced LTL yield improvements in excess of 3 percent for the first six months of 1999 compared to 1998. Year to date LTL tonnage has remained flat while year to date LTL shipments are up slightly compared to 1998. In addition, the first six months of 1998 were adversely affected by the freight diversion problem that resulted from customer concerns over labor contract negotiations and a possible strike.

Saia Motor Freight had operating income of $7.8 million for the six months ended June 30, 1999 compared to $11.3 million for the six months ended June 30, 1998. Saia's 1999 year to date operating revenue was $171.3 million up 2.7 percent from $166.9 million for the first six months of 1998. Saia's business weakness was mostly concentrated in Texas and other Gulf Coast states with economies tied to the petroleum industry. Saia's operating ratio was 95.4 for the six months ended June 30, 1999 compared to 93.2 for the six months ended June 30, 1998.

Saia's 1999 plans include resuming its geographic growth by opening three terminals in Virginia.

WestEx reported operating revenue of $33.8 million for the first six months of 1999, up 11.1 percent from $30.4 million for the six months ended June 30, 1998. Action Express had revenues of $17.7 million for the first six months of 1999. Action Express was acquired in December 1998. WestEx reported a small operating profit for the first six months of 1999 while Action Express reported a small operating loss as both companies absorbed one-time expenses related to network realignments. Saia has absorbed Action Express operations in Texas. Action has taken over part of WestEx's operations in Colorado and Utah while WestEx has absorbed part of Action's California operations.

During the first half of 1999, market fuel prices actually fell below the company's fuel hedge contract prices, depriving the company of approximately $.14 per share in fuel cost savings. As a result, of fuel price increases in the second quarter of 1999, current market prices approximate the company's current hedge contracts. The company remains substantially hedged for the balance of 1999 and a portion of 2000.

Interest expense declined slightly between years as a result of reduced debt levels. The effective tax rate for the first six months of 1999 was 41.5 percent compared to 41.8 percent for the same period in 1998.

Earnings per share results through June 30, 1999 also reflect the impact of stock buyback programs, which have reduced average shares outstanding by 9 percent compared to the first six months of 1998.


Year 2000:

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

The company began its Year 2000 project in 1995 and has estimated total project costs to be approximately $16 million. Through June 30, 1999 the company has incurred approximately $14.7 million which represents approximately 7% of its information technology budget over the project period. The company expensed $0.4 million of modification costs in the second quarter of 1999 and $1.1 million for the six months ended June 30, 1999 compared to $1.7 million in the second quarter of 1998 and $3.5 million for the six months ended June 30, 1998.


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------- -----------------------------------------------------------

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

The table below provides information about the company's debt instruments (including off balance sheet asset backed securitzation (ABS)) as of June 30, 1999. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates.

                                                          Expected Maturity Date

                                                                                 There-              Fair
                              1999         2000        2001      2002     2003   after     Total     Value
                              ----         ----        ----      ----     ----   -----     -----     -----
Fixed Rate Debt            $     -      $  28.8      $  7.0    $ 22.0    19.3    57.9    $ 135.0    $136.1
Ave. Int. Rate                   -         6.75%       8.31%     7.35%   6.27%   6.78%
Var. Rate Debt             $     -      $     -      $    -    $    -     5.0    10.4    $  15.4    $ 15.4
Ave. Int. Rate                   -            -           -         -    4.23%   5.14%
Off Bal. Sheet -
  ABS                      $  61.0                                                       $  61.0    $ 61.0
  Ave. Int. Rate              5.23%

In connection with the previously discussed acquisition of Jevic Transportation, Inc. on July 8, 1999, the company increased its outstanding debt under existing credit facilities by approximately $200 million, which was principally variable rate debt.

The following table provides information about the company's diesel fuel hedging instruments that are sensitive to changes in commodity prices. The table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of June 30, 1999. The company maintained fuel inventories for use in normal operations at June 30, 1999, which were not material to the company's financial position and represented no significant market exposure.


                                                    Expected Maturity Date

                                               1999         2000         Total
                                               ----         ----         -----
Heating Oil Swaps:
  Gallons (in millions)                          57.6         45.4          103.0
  Weighted Average Price per Gallon         $   .4491    $   .4586     $    .4533
  Fair Value (in millions)                                             $      4.8

Diesel Fuel Fixed Purchased Contracts:
  Gallons (in millions)                           1.3                         1.3
  Weighted Average Price per Gallon         $   .5170                  $    .5170
  Fair Value (in millions)                                             $       -

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

                           Yellow Freight System, Inc.
                              Financial Information
                  For the Quarter and Six Months Ended June 30
                             (Amounts in thousands)


                                               Second Quarter                        Six Months
                                            -------------------                      ----------
                                              1999       1998        %          1999           1998          %
                                            --------   --------     ---       --------       --------       ---
Operating revenue                            638,817    624,897     2.2      1,251,603      1,222,615       2.4

Operating income                              22,569     19,719                 31,520         27,125

Operating ratio                                 96.5       96.8                   97.5           97.8

Total assets at June 30                                                        774,257        772,945


                                                                                   Second Quarter
                                               Second Quarter                      Amount/Workday
                                            -------------------               -----------------------
                                              1999       1998        %          1999           1998          %
                                            --------   --------     ---       --------       --------       ---
Workdays                                                                        (64)           (64)

Financial statement     LTL                  586,756    571,061     2.7        9,168.1        8,922.8       2.7
revenue                 TL                    51,868     55,306    (6.2)         810.4          864.2      (6.2)
                        Other                    193     (1,470)     NM            3.0          (23.0)       NM
                        Total                638,817    624,897     2.2        9,981.5        9,764.0       2.2

Revenue excluding       LTL                  586,756    571,061     2.7        9,168.1        8,922.8       2.7
revenue recognition     TL                    51,868     55,306    (6.2)         810.4          864.2      (6.2)
adjustment              Other                     (5)      (200)     NM           (0.1)          (3.1)       NM
                        Total                638,619    626,167     2.0        9,978.4        9,783.9       2.0

Tonnage                 LTL                    1,713      1,727    (0.8)         26.76          26.98      (0.8)
                        TL                       353        396   (10.9)          5.51           6.18     (10.9)
                        Total                  2,066      2,123    (2.7)         32.27          33.16      (2.7)

Shipments               LTL                    3,502      3,507    (0.2)         54.71          54.80      (0.2)
                        TL                        48         53   (10.2)           .75            .83     (10.2)
                        Total                  3,550      3,560    (0.3)         55.46          55.63      (0.3)

Revenue/cwt.            LTL                    17.13      16.54     3.6
                        TL                      7.36       6.99     5.2
                        Total                  15.46      14.76     4.8

Revenue/shipment        LTL                   167.57     162.84     2.9
                        TL                  1,082.72   1,037.22     4.4
                        Total                 179.92     175.93     2.3

                          Saia Motor Freight Line, Inc.
                              Financial Information
                  For the Quarter and Six Months Ended June 30
                             (Amounts in thousands)


                                                        Second Quarter                        Six Months
                                                     -------------------                     -------------
                                                       1999       1998         %         1999           1998          %
                                                     --------   --------      ---      --------       --------       ---
Operating revenue                                      85,096     86,579     (1.7)      171,349        166,850       2.7

Operating income                                        2,771      7,044                  7,814         11,268

Operating ratio                                          96.7       91.9                   95.4           93.2

Total assets at June 30                                                                 222,734        205,196

                                                                                                Second Quarter
                                                        Second Quarter                          Amount/Workday
                                                     -------------------                        --------------
                                                       1999       1998         %         1999           1998          %
                                                     --------   --------      ---      --------       --------       ---
Workdays                                                                                  (64)          (64)

Financial statement     LTL                            76,058     77,572     (2.0)      1,188.4        1,212.1      (2.0)
revenue                 TL                              9,038      9,007       .3         141.2          140.7        .3
                        Total                          85,096     86,579     (1.7)      1,329.6        1,352.8      (1.7)

Revenue excluding       LTL                            76,050     77,531     (1.9)      1,188.3        1,211.4      (1.9)
revenue recognition     TL                              9,037      9,002       .4         141.2          140.7        .4
adjustment              Total                          85,087     86,533     (1.7)      1,329.5        1,352.1      (1.7)

Tonnage                 LTL                               421        439     (4.2)         6.58           6.86      (4.2)
                        TL                                154        154      (.4)         2.40           2.41       (.4)
                        Total                             575        593     (3.2)         8.98           9.27      (3.2)

Shipments               LTL                               775        830     (6.6)        12.11          12.97      (6.6)
                        TL                                 15         16     (3.1)          .23            .24      (3.1)
                        Total                             790        846     (6.5)        12.34          13.21      (6.5)

Revenue/cwt.            LTL                              9.03       8.82      2.4
                        TL                               2.94       2.92       .8
                        Total                            7.40       7.29      1.6

Revenue/shipment        LTL                             98.13      93.43      5.0
                        TL                             601.10     579.99      3.6
                        Total                          107.70     102.36      5.2

                           PART II - OTHER INFORMATION
                           ---------------------------
Item 4.      Submission of Matters to a Vote of Security Holders
-------
             None


Item 6.      Exhibits and Reports on Form 8-K
-------      --------------------------------
(a) Exhibits
    (27)- Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K

        - July 8, 1999 - Yellow Corporation completes previously announced cash tender offer to acquire Jevic Transportation, Inc. at $14 per share.

        - August 3, 1999 - Yellow Freight System, Inc. announces price increase effective September 1, 1999.

SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    YELLOW CORPORATION
                                             ---------------------------------
                                                        Registrant


Date:    August 12, 1999                         /s/    A. Maurice Myers
     --------------------------------        ---------------------------------
                                                        A. Maurice Myers
                                             Chairman of the Board of
                                             Directors, President & Chief
                                             Executive Officer


Date:    August 12, 1999                       /s/   H. A. Trucksess, III
     --------------------------------        ---------------------------------
                                                 H. A. Trucksess, III
                                             Senior Vice President - Finance/
                                             Chief Financial Officer &
                                             Treasurer