Form 10-Q
period 1999-09-30
YELLOW CORP
filed 1999-11-12
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

Commission file number 0-12255

                               YELLOW CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          48-0948788
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

10990 Roe Avenue, P.O. Box 7563, Overland Park, Kansas                 66207
------------------------------------------------------               ---------
(Address of principal executive offices)                             (Zip Code)

                                 (913) 696-6100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                  Yes  X    No
                                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at October 29, 1999
                -----                         -------------------------------
        Common Stock, $1 Par Value                   24,879,149 shares

                               YELLOW CORPORATION


                                      INDEX

Item                                                                       Page
----                                                                       ----
                                     PART I
1.    Financial Statements
      Consolidated Balance Sheets -
        September 30, 1999 and December 31, 1998                             3

      Statements of Consolidated Operations -
        Quarter and Nine Months Ended September 30, 1999 and 1998            4

      Statements of Consolidated Cash Flows -
        Nine Months Ended September 30, 1999 and 1998                        5

      Notes to Consolidated Financial Statements                             6

2.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                        9

3.    Quantitative and Qualitative Disclosures About Market Risk            13

                                     PART II

6.    Exhibits and Reports on Form 8-K                                      19

Signatures                                                                  20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                       Yellow Corporation and Subsidiaries
                    (Amounts in thousands except share data)
                                   (Unaudited)


                                             September 30,   December 31,
                                                      1999           1998
                                             -------------   ------------
ASSETS

CURRENT ASSETS:
    Cash                                      $    22,440    $    25,522
    Accounts receivable, net                      261,312        272,436
    Prepaid expenses and other                     33,532         76,657
                                              -----------    -----------
        Total current assets                      317,284        374,615
                                              -----------    -----------

PROPERTY AND EQUIPMENT:
    Cost                                        2,094,912      1,897,029
    Less - Accumulated depreciation             1,227,225      1,194,227
                                              -----------    -----------
        Net property and equipment                867,687        702,802
                                              -----------    -----------

GOODWILL AND OTHER ASSETS                         107,871         28,268
                                              -----------    -----------

                                              $ 1,292,842    $ 1,105,685
                                              ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and checks outstanding   $   115,637    $   147,644
    Wages and employees' benefits                 168,818        119,347
    Other current liabilities                     168,140        149,127
    Current maturities of long-term debt            1,791             77
                                              -----------    -----------
        Total current liabilities                 454,386        416,195
                                              -----------    -----------

OTHER LIABILITIES:
    Long-term debt                                274,973        156,988
    Deferred income taxes                          38,695         18,433
    Claims, insurance and other                   133,299        142,817
                                              -----------    -----------
        Total other liabilities                   446,967        318,238
                                              -----------    -----------


SHAREHOLDERS' EQUITY:
    Common stock, $1 par value                     29,405         29,356
    Capital surplus                                15,621         14,948
    Retained earnings                             436,906        403,262
    Accumulated other comprehensive income         (2,468)        (3,163)
    Treasury stock                                (87,975)       (73,151)
                                              -----------    -----------
        Total shareholders' equity                391,489        371,252
                                              -----------    -----------

                                              $ 1,292,842    $ 1,105,685
                                              ===========    ===========

        The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                       Yellow Corporation and Subsidiaries
        For the Quarter and Nine Months Ended September 30, 1999 and 1998
                  (Amounts in thousands except per share data)
                                   (Unaudited)


                                                    Third Quarter                 Nine Months
                                        -------------------------   -------------------------
                                               1999          1998          1999          1998
                                        -----------   -----------   -----------   -----------
OPERATING REVENUE                       $   860,983   $   744,873   $ 2,344,537   $ 2,164,752
                                        -----------   -----------   -----------   -----------

OPERATING EXPENSES:
   Salaries, wages and benefits             541,427       468,103     1,500,088     1,385,356
   Operating expenses and supplies          126,456       111,574       354,394       332,930
   Operating taxes and licenses              26,375        23,346        72,901        70,986
   Claims and insurance                      19,111        22,622        52,606        54,680
   Depreciation and amortization             29,683        25,767        79,241        79,018
   Purchased transportation                  84,039        67,021       215,384       181,249
                                        -----------   -----------   -----------   -----------
        Total operating expenses            827,091       718,433     2,274,614     2,104,219
                                        -----------   -----------   -----------   -----------

INCOME FROM OPERATIONS                       33,892        26,440        69,923        60,533
                                        -----------   -----------   -----------   -----------

NONOPERATING (INCOME) EXPENSES:
    Interest expense                          4,544         2,714        10,295         8,844
    Other, net                                1,662           276         1,629           677
                                        -----------   -----------   -----------   -----------
        Nonoperating expenses, net            6,206         2,990        11,924         9,521
                                        -----------   -----------   -----------   -----------

INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                      27,686        23,450        57,999        51,012

INCOME TAX PROVISION                         11,775         9,905        24,355        21,425
                                        -----------   -----------   -----------   -----------

INCOME FROM CONTINUING OPERATIONS            15,911        13,545        33,644        29,587

Loss from discontinued operations              --            --            --         (66,746)
                                        -----------   -----------   -----------   -----------

NET INCOME (LOSS)                       $    15,911   $    13,545   $    33,644   $   (37,159)
                                        ===========   ===========   ===========   ===========

AVERAGE SHARES OUTSTANDING-BASIC             24,866        26,041        25,042        27,050
                                        ===========   ===========   ===========   ===========

AVERAGE SHARES OUTSTANDING-DILUTED           25,009        26,151        25,211        27,290
                                        ===========   ===========   ===========   ===========

BASIC EARNINGS (LOSS) PER SHARE:
    Income from continuing operations   $       .64   $       .52   $      1.34   $      1.09
    Loss from discontinued operations          --            --            --           (2.46)
                                        -----------   -----------   -----------   -----------
    Net income (loss)                   $       .64   $       .52   $      1.34   $     (1.37)
                                        ===========   ===========   ===========   ===========

DILUTED EARNINGS (LOSS) PER SHARE:
    Income from continuing operations   $       .64   $       .52   $      1.33   $      1.08
    Loss from discontinued operations          --            --            --           (2.44)
                                        -----------   -----------   -----------   -----------
    Net income (loss)                   $       .64   $       .52   $      1.33   $     (1.36)
                                        ===========   ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                       Yellow Corporation and Subsidiaries
              For the Nine Months Ended September 30, 1999 and 1998
                             (Amounts in thousands)
                                   (Unaudited)


                                                                   1999         1998
                                                              ---------    ---------
OPERATING ACTIVITIES:
        Net cash from operating activities                    $ 219,006    $ 120,917
                                                              ---------    ---------

INVESTING ACTIVITIES:
    Acquisition of property and equipment                      (123,182)     (84,306)
    Acquisition of Jevic, net of cash acquired                 (164,507)        --
    Proceeds from disposal of property and equipment              4,975       18,470
    Net capital expenditures of discontinued operations            --          2,203
                                                              ---------    ---------
        Net cash used in investing activities                  (282,714)     (63,633)
                                                              ---------    ---------

FINANCING ACTIVITIES:
    Treasury stock purchases                                    (14,824)     (42,115)
    Proceeds from stock options and other, net                      632          620
    Increase (decrease) in long-term debt                        74,818       (3,132)
                                                              ---------    ---------
        Net cash provided by (used in) financing activities      60,626      (44,627)
                                                              ---------    ---------

NET INCREASE (DECREASE) IN CASH                                  (3,082)      12,657

CASH, BEGINNING OF PERIOD                                        25,522       17,703
                                                              ---------    ---------

CASH, END OF PERIOD                                           $  22,440    $  30,360
                                                              =========    =========


SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid (received)                                  $   8,922    $  (3,636)
                                                              =========    =========
Interest paid                                                 $   6,620    $   5,384
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

2. The company provides freight transportation services primarily to the less-than-truckload (LTL) market in North America through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Saia Motor Freight Line, Inc. (Saia), WestEx, Inc. (WestEx) and Action Express, Inc. (Action). The company acquired Jevic Transportation, Inc. (Jevic) on July 9, 1999. Jevic is a hybrid LTL and TL carrier operating principally in the Northeast. The company provides global transportation solutions through YCS International, Inc. (YCS) through fully integrated ocean, land and air transportation services. Yellow Services, Inc. (Yellow Services) is a subsidiary that provides information technology and other services to the company and its subsidiaries. For the quarter ended September 30, 1999 Yellow Freight comprised approximately 78 percent of total revenue while Saia comprised approximately 10 percent and Jevic approximately 7 percent of total revenue.

3. The company reports financial and descriptive information about its reportable operating segments, on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments.

        In connection with the Jevic acquisition, the company now has three reportable segments that are strategic business units that offer different products and services. The National segment is comprised of the operations of Yellow Freight, a carrier that provides comprehensive national LTL service as well as international service throughout North America. The Southeast regional segment consists of the operations of Saia, a regional LTL carrier that provides overnight and second-day service in twelve southeastern states and Puerto Rico.

        The Northeast segment consists of the operations of Jevic, a hybrid regional heavy LTL and TL carrier that provides service primarily in the Northeastern states. The segments are managed separately because each requires different operating, technology and marketing strategies and processes. The company evaluates performance primarily on operating income and return on capital.

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


                                          SE           NE           Corporate
                             National     Regional     Regional     and Other  Consolidated
                             --------     --------     --------     ---------  ------------
Y-T-D September 30, 1999
   Operating revenue        $1,927,015   $  260,487   $   63,380   $   93,655    $2,344,537
   Income from operations       58,110       12,512        4,467       (5,166)       69,923
   Identifiable assets         781,689      227,645      259,730       23,778     1,292,842

Y-T-D September 30, 1998
   Operating revenue        $1,862,242   $  254,703           NA   $   47,807    $2,164,752
   Income from operations       47,639       17,998           NA       (5,104)       60,533
   Identifiable assets         780,944      207,261           NA       64,425     1,052,630



4. On July 9, 1999 the company completed a cash tender offer for all of the common stock of Jevic Transportation, Inc. at $14 share. The transaction was accounted for as a purchase. The aggregate purchase price of the stock, including vested stock options and transaction costs was approximately $160.8 million, net of an anticipated $4.3 million tax benefit relating to the cost of the stock options. Transaction costs relate primarily to legal and professional fees (in millions).


          Purchase Price:
          Common Stock tendered                                          $149.9
          Stock options, net of tax benefit                                 7.0
          Transaction fees                                                  3.9
                                                                         ------
                                                                         $160.8
                                                                         ------


       The total transaction was approximately $200 million, including assumption of debt. The transaction was accounted for under purchase accounting and the excess of purchase price over fair value of assets acquired was allocated to goodwill and is being amortized over 40 years. Accordingly, the results of Jevic's operations have been included in the company's condensed financial statements for the period from July 10, 1999 through September 30, 1999. The acquisition was financed using Yellow Corporation's existing credit facilities.

       The following pro forma financial information for the company gives effect to the Jevic acquisition as if it had occurred on January 1, 1998. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future. (Pro forma financial information is in thousands except per share data.)


                                      For the Nine Months
                                      Ended September 30
                                    -------------------------
                                        1999          1998
                                    -----------   -----------
Revenue                             $ 2,483,784   $ 2,331,269
Income from continuing operations        34,972        31,044
Net income (loss)                        34,972       (35,702)

Diluted Per Share Data:
Income from continuing operations   $      1.39   $      1.14
Net income (loss)                   $      1.39   $     (1.31)


5. On June 1, 1998, the company reached agreement in principle to sell Preston Trucking Company, Inc. (Preston Trucking) one of its regional LTL segments to a management group of three senior officers of Preston Trucking. The sale resulted in a noncash charge of $63.6 million net of anticipated tax benefits of approximately $28.0 million in 1998. The equity consideration received by the company for Preston's net assets was $100 and Preston retained approximately $4.0 million of industrial revenue bond debt. The disposition did not materially impact operating results and liquidity of the company. The results of Preston Trucking have been classified as discontinued operations in the consolidated financial statements. No interest charges have been allocated to discontinued operations and the company does not anticipate any material change in the loss recorded on disposal of the discontinued operations. In July 1999, Preston Trucking ceased operations and has commenced a liquidation of its assets under federal bankruptcy regulations.

6. The difference between average common shares outstanding used in the computation of basic earnings per share and fully diluted earnings per share is attributable to outstanding common stock options.

7. The company's comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income for the third quarter ended September 30, 1999 and 1998 was $16.0 million and $13.1 million, respectively. Comprehensive income (loss) for the nine months ended September 30, 1999 and 1998 was $34.3 million and $(37.8) million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

                September 30, 1999 Compared to December 31, 1998

Working capital is reduced through Yellow Freight's asset backed securitization agreement (ABS). Accounts receivable at September 30, 1999 and December 31, 1998 are net of $152 million and $43 million of receivables sold under the ABS agreement, resulting in a $109 million reduction in working capital during the period. Including the effects of the ABS transactions, working capital decreased $95.5 million during the first nine months of 1999, resulting in a working capital deficit of $137.1 million at September 30, 1999 compared to a $41.6 million working capital deficit at December 31, 1998. Increases in accounts receivable excluding the effects of ABS transactions were largely offset by increases in accrued salaries wages and benefits, decreases in prepaid expenses and increases in accounts payable and checks outstanding. The company can operate with a deficit working capital position because of rapid turnover of accounts receivable, effective cash management and ready access to funding.

On July 9, 1999 the company completed a cash tender offer for all of the common stock of Jevic Transportation, Inc. The aggregate purchase price of the stock, including transaction costs, was approximately $164.5 million, net of cash acquired. Including assumption of debt, the total transaction was approximately $200 million. The acquisition was financed under the company's existing $300 million credit facility and the company's ABS agreement. These facilities provide adequate capacity to fund working capital and capital expenditures requirements. As a result, total debt during the first nine months of 1999 increased by $119.7 million from December 31, 1998 due to the acquisition of Jevic. The remainder of the purchase price was funded through the company's ABS facility. Net capital expenditures (other than the Jevic acquisition) for the first nine months of 1999 were $118.2 million. Subject to ongoing review, total net capital spending for 1999 is expected to total approximately $159 million, exclusive of the Jevic transaction.

During the nine months ended September 30, 1999 the company purchased 855,500 additional treasury shares. The company suspended its treasury repurchase program effective in April 1999 as a result of the Jevic transaction and more attractive internal investment opportunities.

RESULTS OF OPERATIONS


          Comparison of Three Months Ended September 30, 1999 and 1998

Net income for the quarter ended September 30, 1999 was $15.9 million or $.64 per share (diluted), a 23 percent improvement over earnings per share in the 1998 third quarter. Net income for the quarter ended September 30, 1998 was $13.5 million or $.52 per share (diluted). Operating revenue for the 1999 third quarter was $861.0 million, an increase of 15.6 percent over operating revenue of $744.9 million for the 1998 third quarter.

Yellow Freight System, the company's national LTL segment had operating income of $26.6 million for the third quarter of 1999 an increase of 29.6% over operating income of $20.5 million in the third quarter of 1998. Yellow Freight's third quarter 1999 operating revenue was $675.4 million, a 5.6 percent increase over operating revenue of $639.6 million in the third quarter of 1998. Yellow Freight's operating ratio was 96.1 in the third quarter of 1999 versus 96.8 in the third quarter of 1998.

LTL tonnage increased 3.2 percent in the third quarter compared to the 1998 quarter, and the number of shipments increased 3.1 percent compared to the 1998 third quarter. A general rate increase averaging 5.5 percent went into effect on September 1 on approximately half of the revenue base not covered by term contracts and contributed to the quarter-to-quarter improvement. Yellow Freight also reactivated a fuel surcharge program that has offset rising diesel fuel prices.

The four carriers comprising Yellow Corporation regional group during 1999 third quarter - Saia Motor Freight, Jevic Transportation, WestEx and Action Express - reported combined operating income of $9.6 million on revenue of $180.3 million, producing a combined operating ratio of 94.7. In the 1998 third quarter the regional group excludes the Jevic and Action Express acquisitions and reported combined operating income of $7.1 million on revenue of $105.2 million producing an operating ratio of 93.3.

Saia, the company's southeast regional LTL segment had operating income of $4.7 million in the third quarter of 1999 compared to operating income of $6.7 million in the third quarter of 1998. Saia's operating revenue for the quarter ended September 30, 1999 was $89.1 million, a 1.5 percent increase from operating revenue of $87.9 million in the third quarter of 1998. Saia's performance remains below 1998 levels due to softer revenue in the Texas and Gulf Coast regions with economies tied to the petroleum industry and increased wage and benefit expense. Saia's operating ratio was 94.7 for the third quarter of 1999 versus 92.3 in the 1998 third quarter.

Jevic, which became part of the Yellow companies beginning July 10, reported third quarter revenue of $63.4 million and operating income of $4.5 million for an operating ratio of 93.0 for this partial quarter. As a stand-alone company in the third quarter of 1998, Jevic reported revenue of $57.0 million and operating income of $4.2 million for an operating ratio of 92.6.

WestEx, the company's regional carrier serving California and the Southwest, reported operating revenue of $18.5 million for the third quarter of 1999 compared to $17.4 million for the 1998 third quarter. Action, the company's regional carrier serving the Pacific Northwest and Rocky Mountain States had third quarter revenues of $9.3 million. Action was acquired in December 1998. WestEx had an operating ratio of 99.6 for the third quarter of 1999 compared to an operating ratio of 97.9 for the third quarter of 1998. Action Express reported an operating ratio of 96.1 for the third quarter of 1999.

Corporate and other business development expenses were $2.3 million in the 1999 third quarter, up from $0.9 million in the 1998 third quarter. The company continues to evaluate a variety of strategic initiatives to increase shareholder value.

Nonoperating expenses in the 1999 third quarter were $6.2 million, up from $3.0 million in the 1998 third quarter, due to increased financing expense resulting primarily from the Jevic acquisition. The effective tax rate was 42.5 percent in the 1999 third quarter and 42.2 percent in the third quarter of 1998.

The 1999 third quarter earnings per share results also reflect the impact of stock buyback programs which have reduced average shares outstanding by approximately 4.4 percent compared to last year's third quarter.



          Comparison of Nine Months Ended September 30, 1999 and 1998

Continuing Operations:

Net income for the nine months ended September 30, 1999 was $33.6 million or $1.33 per share (diluted). Income from continuing operations for the nine months ended September 30, 1998 was $29.6 million or $1.08 per share (diluted). Operating revenue for the nine months ended September 30, 1999 was $2,344.5 million an increase of 8.3 percent over operating revenue of $2,164.8 million for the nine months ended September 30, 1998.


Yellow Freight System had operating income of $58.1 million for the nine months ended September 30, 1999 an increase of 22.0% over operating income of $47.6 million in the comparable 1998 period. Yellow Freight's 1999 year to date operating revenue was $1,927.0 million, up 3.5 percent from operating revenue of $1,862.2 million for the nine months ended September 30, 1998. Yellow Freight's operating ratio was 97.0 for the first nine months of 1999 versus 97.4 in the first nine months of 1998.

Yellow Freight System is benefiting from a continued strong pricing environment that has produced LTL yield improvements in excess of 3 percent for the first nine months of 1999 compared to 1998. Year to date LTL tonnage increased 1.1 percent and year to date LTL shipments are up 4.5 percent compared to 1998. In addition, the first nine months of 1998 were adversely affected by the freight diversion problem that resulted from customer concerns over labor contract negotiations and a possible strike.

Saia had operating income of $12.5 million for the nine months ended September 30, 1999 compared to $18.0 million for the nine months ended September 30, 1998. Saia's 1999 year to date operating revenue was $260.5 million up 2.3 percent from $254.7 million for the first nine months of 1998. Saia's business weakness was mostly concentrated in Texas and other Gulf Coast states with economies tied to the petroleum industry. Saia's operating ratio was 95.2 for the nine months ended September 30, 1999 compared to 92.9 for the nine months ended September 30, 1998.

Year to date results of operations for the company include Jevic from the acquisition date of July 9, 1999. For the period from July 10, 1999 through September 30, 1999, Jevic reported year to date revenue of $63.4 million and year to date operating income of $4.5 million for an operating ratio of 93.0.

WestEx reported operating revenue of $52.3 million for the first nine months of 1999, up 9.5 percent from $47.8 million for the nine months ended September 30, 1998. Action had revenues of $26.9 million for the first nine months of 1999. Action was acquired in December 1998. Both WestEx and Action reported small operating profits for the first nine months of 1999 as both companies absorbed one-time expenses related to network realignments and other corporate development programs. Saia has substantially absorbed Action operations in Texas. Action has taken over part of WestEx's operations in Colorado and Utah while WestEx has absorbed part of Action's California operations.

During the first half of 1999, market fuel prices fell below the company's fuel hedge contract prices, depriving the company of fuel cost savings. However during the last three months, this trend has reversed. As a result, of fuel price increases in the third quarter of 1999, current market prices are above the company's current hedge contracts. The company remains substantially hedged for the balance of 1999 and a portion of 2000.

Nonoperating expense increased between years, primarily a result of increased financing costs associated with the Jevic acquisition. The effective tax rate for the first nine months of 1999 was 42.0 percent, the same as the effective tax rate for the first nine months of 1998.

Earnings per share results through September 30, 1999 also reflect the impact of stock buyback programs, which have reduced average shares outstanding by 13 percent compared to the average shares outstanding for the first nine months of 1998.

Year 2000:

The company's Year 2000 project is intended to minimize the business impact of potential Year 2000 failures. Work efforts both to remediate and replace mainframe and client/server business applications have been completed on schedule. Business contingency plans have also been developed. The remainder of the year will be used to refine and communicate the business contingency plans, complete the planned rollout of equipment, and continue to retest systems for Year 2000 readiness.

The company's Year 2000 strategy included mainframe, mid-range, and client server applications, PCs, workstations, end-user computing, vendor software, equipment, environmental operations in terminals and offices, suppliers and customers. Inventory and assessment of all areas have been completed. Non-compliant vendor software and equipment determined to be critical to the business has been remediated. PC hardware and software is being replaced as needed through a systematic schedule of upgrades.

The company's strategy also included developing relationships with vendors who are working toward compliance. The company has material vendor relationships with financial institutions, utilities and telecommunication companies. These vendors indicate that they expect to achieve compliance and do not anticipate business interruptions as the century changes. The company has developed and is refining contingency plans to address potential Year 2000 scenarios that may arise with key vendors, customers and other external parties. However, these external risks are beyond the company's total control, thus there can be no assurance that all year 2000 risks can be contained by company contingency plans.

The company began its Year 2000 project in 1995 and has estimated total project costs to be approximately $16 million. Through September 30, 1999 the company has incurred approximately $15.2 million which represents approximately 6% of its information technology budget over the project period. The company expensed $0.5 million of modification costs in the third quarter of 1999 and $1.4 million for the nine months ended September 30, 1999 compared to $1.4 million in the third quarter of 1998 and $4.9 million for the nine months ended September 30, 1998.



Item 3.     Quantitative and Qualitative Disclosures About Market Risk


The company is exposed to a variety of market risks, including the effects of interest rates, fuel prices and foreign currency exchange rates. To ensure adequate funding through seasonal business cycles and minimize overall borrowing costs, the company utilizes a variety of both fixed rate and variable rate financial instruments with varying maturities. At September 30, 1999 approximately 66 percent of the company's long-term financing including ABS is at variable rates with the balance at fixed rates. The company uses interest rate swaps to hedge a portion of its exposure to variable interest rates.

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

The table below provides information about the company's debt instruments (including off balance sheet asset backed securitzation (ABS)) and interest rate swaps as of September 30, 1999. For debt obligations the table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. For interest rate swaps the table presents notional amounts (in millions) and weighted average interest rates by contractual maturity. Weighted average variable rates are based on the 30-day LIBOR rate at September 30, 1999.

                             EXPECTED MATURITY DATE

                                                                                              THERE-                   FAIR
                              1999        2000          2001         2002         2003        AFTER       TOTAL        VALUE
                            --------     -------      -------       ------      -------      -------     -------      --------
DEBT OBLIGATIONS
FIXED RATE DEBT             $    0.1     $  29.0      $   7.2       $ 22.2      $  19.5      $  69.5     $  147.5     $  148.2
AVE. INT. RATE                  7.06%       6.75%        8.28%        7.35%        6.29%        6.89%
VAR. RATE DEBT              $    0.3     $   1.5      $ 101.5       $  5.8      $   5.1      $  15.1     $  129.3     $  129.3
AVE. INT. RATE                  5.98%       5.98%        6.14%        5.89%        4.32%        5.90%
OFF BAL. SHEET -
  ABS                       $  152.0                                                                     $  152.0     $  152.0
  AVE. INT. RATE                5.41%

INTEREST RATE
  DERIVATIVES:
VARIABLE TO FIXED:
NOTIONAL AMOUNT             $    0.4     $   1.5      $   1.5       $  5.8      $   0.1      $   4.8     $   14.1     $   14.1
AVERAGE PAY
  RATE (FIXED)                  5.80%       5.81%        5.81%        5.70%        7.65%        7.65%
AVERAGE RECEIVE
  RATE (VARIABLE)               5.98%       5.98%        5.99%        5.89%        7.55%        7.55%


The following table provides information about the company's diesel fuel hedging instruments that are sensitive to changes in commodity prices. The table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of September 30, 1999. The company maintained fuel inventories for use in normal operations at

September 30, 1999, which were not material to the company's financial position and represented no significant market exposure.


                                          Expected Maturity Date

                                       1999        2000       Total
                                       ----        ----       -----
Heating Oil Swaps:
  Gallons (in millions)                   26.5       38.6       65.1
  Weighted Average Price per Gallon   $  .4563   $  .4578   $  .4572
  Fair Value (in millions)                                  $    8.3


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

                           Yellow Freight System, Inc.
                              Financial Information
                       For the Quarter Ended September 30
                             (Amounts in thousands)


                                   Third Quarter                      Nine Months
                                 ------------------               ---------------------
                                   1999        1998        %         1999       1998           %
                                 -------     -------      ---     ---------   ---------     -------
Operating revenue                675,412     639,627      5.6     1,927,015   1,862,242         3.5

Operating income                  26,590      20,514                 58,110      47,639

Operating ratio                     96.1        96.8                   97.0        97.4

Total assets at September 30                                        781,689     780,944


                                                                                   Third Quarter
                                           Third Quarter                          Amount/Workday
                                        -----------------------                 -------------------
                                          1999            1998          %         1999        1998          %
                                        --------       --------        ---      --------     -------       ---
Workdays                                                                          (64)        (64)

Financial statement     LTL              624,900        585,450        6.7       9,764.1     9,147.7       6.7
revenue                 TL                54,334         54,310        0.0         849.0       848.6       0.0
                        Other             (3,822)          (133)       NM          (59.7)       (2.1)      NM
                        Total            675,412        639,627        5.6      10,553.4     9,994.2       5.6

Revenue excluding       LTL              624,900        585,450        6.7       9,764.1     9,147.7       6.7
revenue recognition     TL                54,334         54,310        0.0         849.0       848.6       0.0
adjustment              Other                  3            529        NM            0.0         8.3       NM
                        Total            679,237        640,289        6.1      10,613.1    10,004.6       6.1

Tonnage                 LTL                1,819          1,763        3.2         28.43       27.55       3.2
                        TL                   361            379       (4.7)         5.64        5.91      (4.7)
                        Total              2,180          2,142        1.8         34.07       33.46       1.8

Shipments               LTL                3,685          3,575        3.1         57.58       55.86       3.1
                        TL                    49             51       (4.0)          .77         .80      (4.0)
                        Total              3,734          3,626        3.0         58.35       56.66       3.0

Revenue/cwt.            LTL                17.17          16.60        3.4
                        TL                  7.53           7.17        4.9
                        Total              15.58          14.94        4.3

Revenue/shipment        LTL               169.59         163.75        3.6
                        TL              1,102.77       1,058.20        4.2
                        Total             181.90         176.41        3.1

                          Saia Motor Freight Line, Inc.
                              Financial Information
                       For the Quarter Ended September 30
                             (Amounts in thousands)


                                   Third Quarter                  Nine Months
                                 -----------------             -----------------
                                  1999     1998          %      1999      1998         %
                                 -------   -------      ---    -------   -------       ---
Operating revenue                89,137    87,852       1.5    260,487   254,703       2.3

Operating income                  4,698     6,730               12,512    17,998

Operating ratio                    94.7      92.3                 95.2      92.9

Total assets at September 30                                   227,645   207,261


                                                                                   Third Quarter
                                           Third Quarter                          Amount/Workday
                                       ----------------------                 ------------------------
                                        1999            1998          %         1999           1998          %
                                       -------        -------        ----     -------        ---------     ----
Workdays                                                                       (64)            (64)

Financial statement     LTL             80,281         79,041         1.6     1,254.4        1,235.0       1.6
revenue                 TL               8,856          8,811          .5       138.4          137.7        .5
                        Total           89,137         87,852         1.5     1,392.8        1,372.7       1.5

Revenue excluding       LTL             80,379         79,054         1.7     1,255.9        1,235.2       1.7
revenue recognition     TL               8,867          8,812          .6       138.5          137.7        .6
adjustment              Total           89,246         87,866         1.6     1,394.4        1,372.9       1.6

Tonnage                 LTL                450            442         1.9        7.03           6.90       1.9
                        TL                 148            145         2.4        2.32           2.26       2.4
                        Total              598            587         2.0        9.35           9.16       2.0

Shipments               LTL                824            822          .2       12.87          12.84        .2
                        TL                  15             15        (1.7)        .23            .24      (1.7)
                        Total              839            837          .2       13.10          13.08        .2

Revenue/cwt.            LTL               8.93           8.95         (.2)
                        TL                2.99           3.04        (1.7)
                        Total             7.46           7.49         (.4)

Revenue/shipment        LTL              97.59          96.21         1.4
                        TL              595.30         581.46         2.4
                        Total           106.43         105.00         1.4

                           Jevic Transportation, Inc.
                              Financial Information
                       For the Quarter Ended September 30
                             (Amounts in thousands)


                                    7/10-9/30                    7/1-9/30
                                    ---------        ------------------------------
                                      1999            1999          1998         %
                                    ---------        -------      --------     ----
Operating revenue                     63,380          69,743       57,037      22.3

Operating income                       4,467           4,949        4,242

Operating ratio                         93.0            92.9         92.6

Total assets at September 30         259,730         259,730      135,425


For comparative purposes, all information presented below is based on information covering the period July 1 through September 30. The period from July 1 through July 9 is not included in Yellow Corporation consolidated financial filings. Current quarter results include purchase accounting adjustments that decreased operating income by $0.4 million.


                                                                        Third Quarter
                                      Third Quarter                     Amount/Workday
                                   --------------------               -------------------
                                     1999        1998          %        1999        1998          %
                                   --------    --------      -----    --------    -------       -----
Workdays                                                                (64)        (64)

Financial statement     LTL         43,661      35,467        23.1       682.2      554.2        23.1
revenue                 TL          26,082      21,570        20.9       407.5      337.0        20.9
                        Total       69,743      57,037        22.3     1,089.7      891.2        22.3

Revenue excluding       LTL         43,870      35,689        22.9       685.5      557.6        22.9
revenue recognition     TL          26,213      21,709        20.7       409.6      339.2        20.7
adjustment              Total       70,083      57,398        22.1     1,095.1      896.8        22.1

Tonnage                 LTL            241         204        18.2        3.76       3.18        18.2
                        TL             359         296        21.6        5.62       4.62        21.6
                        Total          600         500        20.2        9.38       7.80        20.2

Shipments               LTL            203         170        19.0        3.16       2.66        19.0
                        TL              36          30        20.8        0.57       0.47        20.8
                        Total          239         200        19.5        3.73       3.13        19.5

Revenue/cwt.            LTL           9.12        8.77         4.0
                        TL            3.65        3.67        (0.7)
                        Total         5.84        5.75         1.7

Revenue/shipment        LTL         216.51      209.86         3.2
                        TL          722.72      727.64        (0.7)
                        Total       293.37      287.14         2.2

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         (10) - Amendment and Restatement Dated July 30, 1999 of the Receivables Purchase Agreement Dated as of August 2, 1996

         (27) - Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

              - Yellow Corporation announced November 9, 1999 the resignation of
                A. Maurice Myers as chairman, president and chief executive officer and the immediate appointment of William D. Zollars as chairman, president and chief executive officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  YELLOW CORPORATION
                                         ---------------------------------------
                                                      Registrant


Date:    November 12, 1999                  /s/   William D. Zollars
     ---------------------------         ---------------------------------------
                                                  William D. Zollars
                                         Chairman of the Board of
                                         Directors, President & Chief
                                         Executive Officer


Date:    November 12, 1999                 /s/   H. A. Trucksess, III
     ---------------------------         ---------------------------------------
                                                 H. A. Trucksess, III
                                         Senior Vice President - Finance/
                                         Chief Financial Officer & Treasurer