Form 10-K
period 1999-12-31
YELLOW CORP
filed 2000-03-24
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1999

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
The aggregate market value of the voting stock held by nonaffiliates of the registrant at March 9, 2000 was $405,345,604.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at March 9, 2000
Common Stock, $1 Par Value                             25,235,524 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Form 10-K:
          1) 1999 Annual Report to Shareholders - Parts I, II and IV
          2) Proxy Statement dated March 3, 2000 - Part III

                               Yellow Corporation
                                    Form 10-K
                          Year Ended December 31, 1999


                                      Index

Item                                                                       Page

                                     PART I

    1.   Business                                                            3
    2.   Properties                                                          7
    3.   Legal Proceedings                                                   8
    4.   Submission of Matters to a Vote of Security Holders                 8
         Executive Officers of the Registrant (Unnumbered Item)              9

                                     PART II

    5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters                                               10
    6.   Selected Financial Data                                            10
    7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               10
    8.   Financial Statements and Supplementary Data                        10
    9.   Changes and Disagreements on Accounting and
          Financial Disclosure                                              10

                                    PART III

   10.   Directors and Executive Officers of the Registrant                 11
   11.   Executive Compensation                                             11
   12.   Security Ownership of Certain Beneficial Owners and
          Management                                                        11
   13.   Certain Relationships and Related Transactions                     11

                                     PART IV

   14.   Exhibits, Financial Statement Schedule and Reports
          on Form 8-K                                                       12

Report of Independent Public Accountants on Financial
 Statement Schedule                                                         14

Financial Statement Schedule II                                             15

Signatures                                                                  16

Employment Agreement of William D. Zollars                         Exhibit (10)

1999 Annual Report to Shareholders                                 Exhibit (13)

Consent of Independent Public Accountants                          Exhibit (23)

                                     PART I

Item 1. Business.

(a) Yellow Corporation and its wholly-owned subsidiaries are collectively referred to as "the company". The company provides transportation services primarily to the less-than-truckload (LTL) market throughout North America and, through partnership alliances, other international markets. In July 1999, the company acquired Jevic Transportation Inc. a fully integrated regional and inter-regional LTL and partial TL carrier. The company expanded their portfolio of transportation services with the introduction of Definite Delivery in 1999 and Exact Express in 1998. The company continues to make significant investments in technology. In April 1999 the company suspended its stock repurchase program as a result of the Jevic acquisition and internal investment opportunities.

(b) The company provides interstate transportation of general commodity freight, primarily LTL, primarily by motor vehicle. The operation of the company is conducted among three primary business segments. Financial disclosures for these segments are presented in the Business Segments footnote on page 25 of the 1999 Annual Report to Shareholders which is incorporated herein by reference.

(c) Yellow Corporation is a holding company providing freight transportation services through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Saia Motor Freight Line, Inc. (Saia), Jevic Transportation, Inc. (Jevic), WestEx, Inc. (WestEx), Action Express, Inc. (Action), and YCS International, (YCS). Yellow Technologies, Inc. (Yellow Technologies) is a subsidiary that provides information technology services to the company and its subsidiaries. The company employed an average of 31,200 persons in 1999.

        Yellow Freight, the company's principal subsidiary based in Overland Park, Kansas, accounted for 81% of total company revenue from continuing operations in 1999, 86% in 1998 and 88% in 1997. It is one of the nation's largest providers of LTL transportation services. It provides comprehensive national LTL service as well as international service to Mexico, Canada and, via alliances, Europe, the Asia/Pacific region, South America and Central America.

        Saia is a regional LTL carrier headquartered in a suburb of Atlanta, Georgia provides overnight and second-day service in twelve Southern states and Puerto Rico. Saia accounted for 11% of total company revenue from continuing operations in 1999, 12% in 1998 and 11% in 1997.

        Jevic is a regional/inter-regional LTL and partial TL carrier headquartered in the Philadelphia metropolitan area that operates primarily in the Northeastern states. Jevic, which was acquired on July 9, 1999 accounted for 4% of 1999 revenues.

        WestEx is a regional LTL carrier that provides overnight and second-day service in California and the Southwestern states. WestEx had operating revenue of $71 million in 1999 and is headquartered in Phoenix, Arizona.

        Action is a regional LTL carrier that provides overnight and second-day service to the Pacific Northwest and Rocky Mountain states. Action had operating revenue of $36 million in 1999 and is headquartered in Boise, Idaho.

        YCS is an international freight forwarder providing air and ocean/import and export, customs brokerage and distribution services. It has 24 global partners and is headquartered in Overland Park, Kansas.

        Yellow Technologies supports the company's subsidiaries - primarily Yellow Freight - with information technology. Its headquarters is in Overland Park, Kansas.

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

        Operating revenue for the company totaled $3.2 billion in 1999 an 11.2 percent increase over 1998 revenue of $2.9 billion. Operating income for the year was $107.5 million, an increase of 28.9 percent over 1998 operating income of $83.4 million. Income from continuing operations in 1999 was $50.9 million or $2.02 per share (diluted) compared to income from continuing operations of $40.1 million or $1.49 per share (diluted) in 1998.

         Yellow Freight's 1999 operating income was $85.4 million, a 27.7 percent increase over 1998 operating income of $66.9 million. Operating revenue was $2.6 billion for 1999, up 4.8 percent from $2.5 billion in 1998. The 1999 operating ratio was 96.7 compared to 97.3 in 1998.

         Saia had operating income of $16.8 million in 1999 compared to $24.7 million in 1998. Saia's revenue grew 2.7 percent in 1999 to $349.3 million compared to $340.1 million in 1998. Saia's 1999 performance was below 1998 levels due to softer revenue for the early part of 1999 in Texas and Gulf Coast regions with economies tied to the petroleum industry. Tonnage increased 1.7 percent and revenue per ton increased less than one percent. However, revenue and tonnage trends improved during the last quarter of 1999 due in part to company initiatives to significantly improve service levels.

         Jevic was acquired on July 9, 1999 and is operated as a separate subsidiary of the company. Jevic is a fully integrated regional and inter-regional LTL and partial TL carrier. Jevic's operating system combines the high revenue yield characteristics of LTL carriers with the operating flexibility and low fixed costs of TL carriers. Jevic is headquartered in the Philadelphia Metropolitan area. Jevic reported operating income of $10.1 million and revenue of $137.9 million resulting in an operating ratio of 92.7 for the partial year 1999. Operating results for 1999 reflect only contributions since the July 9 acquisition date.

         WestEx reported improved operating income of $0.4 million in 1999 compared to an operating loss of $1.2 million in 1998. WestEx had 1999 revenue of $70.9 million, up 9.2 percent from 1998 revenue of $64.9 million.

         Action Express was acquired on December 1, 1998. Action Express reported 1999 operating income of $0.1 million and revenue of $36.5 million, which resulted in an operating ratio of 99.6.

         The company's operations are further described in Management's Discussion and Analysis in the 1999 Annual Report to Shareholders, which is incorporated herein by reference.

         The company's liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, as well as funding working capital requirements. To ensure short-term and longer-term liquidity, the company maintains capacity under a bank credit agreement and an asset backed securitization (ABS) agreement involving Yellow Freight's accounts receivable. Working capital decreased from a negative $42 million at year-end 1998 to a negative $83 million at year-end 1999. Borrowings under the ABS facility were increased by $92 million in 1999. The company can operate with negative working capital because of the quick turnover of its accounts receivable and its ready access to sources of short-term liquidity.

         Future Outlook

         The company is positioned for achieving profitable revenue growth at Yellow Freight as well as the regional group of companies. All of the company's subsidiaries are focused on expanding their portfolio of transportation services. Yellow Freight's introduction of Definite Delivery, its mid-tier time-definite ground service in 1999 and Exact Express, its premium tier time-definite expedited air service in 1998 are examples of the value added services our customers have demanded. All of the company's subsidiaries continue to improve their productivity levels through implementation of best practices and investments in technology.

         The company will continue to make significant investments in technology. Timely and accurate information is essential to improve service quality and meet increasing customer expectations for access to real-time information. The ability to deliver new transportation services and improve the quality of those services will be key to the successful transportation companies of the future.

         The 1999 acquisition of Jevic has brought the regional transportation group to a critical mass, creating a number of options to unlock shareholder value, which the company will be evaluating. We are creating a management structure for our regional transportation group to ensure the regional group is well-focused on long-term strategies as well as shorter-term revenue and profit improvement.

         In addition to the current subsidiaries and businesses, the company will also evaluate opportunities to grow earnings through e-commerce and the Internet as well as through future acquisitions. Management believes the company's balance sheet and access to capital provide it the flexibility to reinvest in businesses as well as new business opportunities with attractive growth prospects.

         Statements contained herein, that are not purely historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the company's expectations, hopes, beliefs and intentions on strategies regarding the future. It is important to note that the company's actual future results could differ materially from those projected in such forward-looking statements because of a number of factors, including but not limited to inflation, labor relations, inclement weather, competitor pricing activity, expense volatility and a downturn in general economic activity.

(d)      Revenue from foreign sources is discussed in the Business
         Segments footnote on page 26 of the 1999 Annual Report to Shareholders, which is incorporated herein by reference. Foreign source revenue was not material to consolidated financial results in 1999, 1998 and 1997.


Item 2.  Properties.

The company's operating subsidiaries each provide their transportation services through separate networks, principally consisting of a fleet of tractors and trailers and real estate terminal facilities.

At December 31, 1999, the company operated a total of 508 freight terminals located in 50 states, Puerto Rico, parts of Canada and Mexico. Of this total, 242 were owned terminals and 266 were leased, generally for terms of three years or less. The number of vehicle back-in doors totaled 16,864, of which 12,557 were at owned terminals and 4,307 were at leased terminals. The freight terminals vary in size ranging from one to three doors at small local terminals, to over 300 doors at Yellow Freight's largest consolidation and distribution terminal. Substantially all of the larger terminals, containing the greatest number of doors, are owned. In addition, the company and most of its subsidiaries own and occupy general office buildings in their headquarters city.

At December 31, 1999, the company's subsidiaries operated 5,347 line-haul tractors and 7,116 city tractors and trucks. The company operated 46,319 trailers.

The company's facilities and equipment are adequate to meet current business requirements. The company expects moderate growth in its regional subsidiaries and lower growth in its Yellow Freight System subsidiary in 2000. The company has projected only modest increases in its operational capacity. Projected net capital expenditures for 2000 are $177 million, a decrease over 1999 net capital expenditures of $314 million. 1999 capital expenditures include $165 million for the acquisition of Jevic. Net capital for both periods pertain primarily to replacement of revenue equipment at all subsidiaries, growth capital at Saia, Jevic, WestEx and Action, and additional investments in information technology.

Item 3.  Legal Proceedings.

The information set forth under the caption "Commitments and Contingencies" in the Notes to Consolidated Financial Statements of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, is incorporated by reference under Item 14 herein.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

The names, ages and positions of the executive officers of the company as of March 24, 2000 are listed below. Officers are appointed annually by the Board of Directors at their meeting that immediately follows the annual meeting of shareholders.


               Name        Age                             Position(s) Held

William D. Zollars          52        Chairman,  President  and Chief  Executive  Officer of the  company  (since  November
                                      1999);  President  of Yellow  Freight  System  (since  September  1996);  Senior Vice
                                      President Ryder Integrated Logistics, Inc. (1994 -1996)

William F. Martin, Jr.      52        Senior Vice  President -  Legal/Corporate  Secretary of the company  (since  December
                                      1993);  Vice  President and Secretary of the company (prior to December  1993);  Vice
                                      President and Secretary of Yellow Freight (prior to May 1992)

H. A. Trucksess, III        50        President of the Regional  Transportation  Group (since February  2000);  Senior Vice
                                      President - Finance and Chief Financial  Officer of the company (June 1994 - February
                                      2000), and Treasurer of the company  (December 1995 - February 2000);  Vice President and Chief Financial Officer of Preston Corporation (prior to June 1994)

Hiram A. Cox                43        Senior Vice  President - Finance and Chief  Financial  Officer of the company  (since
                                      February  2000);  Senior Vice  President - Finance of Yellow  Freight  System  (since
                                      July 1998); Corporate Controller of Delta Airlines (prior to July 1998).


The terms of each officer of the company designated above are scheduled to expire April 20, 2000. The terms of each officer of the subsidiary companies are scheduled to expire on the date of the next annual meeting of shareholders of that company. No family relationships exist between any of the executive officers named above.

                                     PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.

The information set forth under the caption "Common Stock" on page 28 of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, is incorporated by reference under Item 14 herein.

Item 6.  Selected Financial Data.

The information set forth under the caption "Financial Summary" on pages 8 and 9 of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, is incorporated by reference under Item 14 herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 1 through 7 of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, is incorporated by reference under Item 14 herein.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary information, appearing on pages 10 through 28 of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, are incorporated by reference under Item 14 herein.

Item 9.  Changes and Disagreements on Accounting and Financial Disclosure.

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

Item 11. Executive Compensation.

This information has previously been reported in the registrant's definitive proxy statement, filed pursuant to Regulation 14A, and is incorporated by reference. The Employment Agreement between William D. Zollars, Chairman, President and Chief Executive Officer, and the company, is filed as Exhibit 10 and is incorporated by reference.

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

         The following information appearing in the 1999 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report as Exhibit (13):

                                                                  Page
         Management's Discussion and Analysis of
          Financial Condition and Results of Operations            1-7
         Financial Summary                                         8-9
         Consolidated Financial Statements                       10-27
         Report of Independent Public Accountants                   27
         Quarterly Financial Information                            28
         Common Stock                                               28


         With the exception of the aforementioned information, the 1999 Annual Report to Shareholders is not deemed filed as part of this report. Financial statements other than those listed are omitted for the reason that they are not required or are not applicable. The following additional financial data should be read in conjunction with the consolidated financial statements in such 1999 Annual Report to Shareholders.

(a)      (2)  Financial Statement Schedule

                                                                   Page
         Report of Independent Public Accountants on
          Financial Statement Schedule                              14

         For the years ended December 31, 1999, 1998 and 1997:
          Schedule II - Valuation and Qualifying Accounts           15

         Schedules other than those listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a)      (3)  Exhibits

         (10) - Employment Agreement of William D. Zollars
         (13) - 1999 Annual Report to Shareholders.
         (23) - Consent of Independent Public Accountants.
         (27) - Financial Data Schedule (for SEC use only).

         The remaining exhibits required by Item 7 of Regulation S-K are omitted for the reason that they are not applicable or have previously been filed.

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(b)      Reports on Form 8-K

         November 9, 1999 - Yellow Corporation announced the resignation of its Chairman, President and CEO A. Maurice Myers and the appointment of William D. Zollars as Chairman, President and CEO.

                          Report of Independent Public
                   Accountants on Financial Statement Schedule





To the Shareholders of Yellow Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Yellow Corporation and Subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of valuation and qualifying accounts (Schedule II) is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                             ARTHUR ANDERSEN LLP




Kansas City, Missouri,
January 26, 2000

                                                                     Schedule II

                       Yellow Corporation and Subsidiaries
                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 1999, 1998 and 1997





   COL. A                         COL. B            COL. C           COL. D       COL. E
   ------                         ------            ------           ------       ------
                                                   Additions

                                  Balance,      -1-         -2-      Deductions-  Balance,
Description                      Beginning    Charged     Charged    Describe     End Of
                                 Of Period    To Costs    To Other     (1)        Period
                                                And       Accounts-
                                              Expenses    Describe
                                                  (In Thousands)

Year ended December 31, 1999:
Deducted from asset account -
 Allowance for uncollectible
 accounts                         $14,162     $15,878    $1,330 (2)  $15,709      $15,661
                                  =======     =======    ======      =======      =======




Year ended December 31, 1998:
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

(2) Estimated uncollectible accounts of Jevic at July 9, 1999 acquisition date.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Yellow Corporation


                                BY:    /s/ William D. Zollars
                                       ---------------------------------
                                       William D. Zollars
                                       President, Chief Executive Officer and
March 24, 2000                         Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  /s/ Hiram A. Cox            Senior Vice President --     March 24, 2000
  ----------------------      Finance/Chief Financial
    Hiram A. Cox              Officer and Treasurer



  /s/ Howard M. Dean          Director                     March 24, 2000
  ----------------------
    Howard M. Dean


  /s/ Cassandra C. Carr       Director                     March 24, 2000
  ----------------------
    Cassandra C. Carr


  /s/ Carl W. Vogt            Director                     March 24, 2000
  ----------------------
    Carl W. Vogt


  /s/ Klaus E. Agthe          Director                     March 24, 2000
  ----------------------
    Klaus E. Agthe


  /s/ Ronald T. LeMay         Director                     March 24, 2000
  ----------------------
    Ronald T. LeMay


  /s/ John C. McKelvey        Director                     March 24, 2000
  ----------------------
    John C. McKelvey


  /s/ William L. Trubeck      Director                     March 24, 2000
  ----------------------
    William L. Trubeck