Form 10-Q
period 2000-03-31
YELLOW CORP
filed 2000-05-12
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

Commission file number 0-12255

                               YELLOW CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                        48-0948788
     -------------------------------                          ----------------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

10990 Roe Avenue, P.O. Box 7563, Overland Park, Kansas              66207
---------------------------------------------------------        -----------
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

                                    Yes  X     No
                                        ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at March 31, 2000
                 -----                         -----------------------------

   Common Stock, $1 Par Value                         25,237,899 shares

                               YELLOW CORPORATION


                                      INDEX



Item                                                                     Page
----                                                                     ----


                                     PART I

1.    Financial Statements

      Consolidated Balance Sheets -
        March 31, 2000 and December 31, 1999                               3

      Statements of Consolidated Operations -
        Three Months Ended March 31, 2000 and 1999                         4

      Statements of Consolidated Cash Flows -
        Three Months Ended March 31, 2000 and 1999                         5

      Notes to Consolidated Financial Statements                           6

2.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      9

3.    Quantitative and Qualitative Disclosures About Market Risk          12

                                     PART II

6.    Exhibits and Reports on Form 8-K                                    15

Signatures                                                                19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                       Yellow Corporation and Subsidiaries
                    (Amounts in thousands except share data)
                                   (Unaudited)


                                                        March 31,   December 31,
                                                             2000          1999
                                                        ---------   ------------

ASSETS

CURRENT ASSETS:
    Cash                                             $    28,600    $    22,581
    Accounts receivable                                  285,403        265,302
    Prepaid expenses and other                            44,897         64,009
                                                     -----------    -----------

        Total current assets                             358,900        351,892
                                                     -----------    -----------

PROPERTY AND EQUIPMENT:
    Cost                                               2,107,166      2,093,470
    Less - Accumulated depreciation                    1,231,376      1,226,698
                                                     -----------    -----------
        Net property and equipment                       875,790        866,772
                                                     -----------    -----------

GOODWILL AND OTHER ASSETS                                105,186        106,919
                                                     -----------    -----------

                                                     $ 1,339,876    $ 1,325,583
                                                     ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and checks outstanding          $   137,724    $   135,177
    Wages and employees' benefits                        167,115        172,471
    Other current liabilities                            126,505        124,769
    Current maturities of long-term debt                   2,243          2,392
                                                     -----------    -----------

        Total current liabilities                        433,587        434,809
                                                     -----------    -----------

OTHER LIABILITIES:
    Long-term debt                                       273,765        274,015
    Deferred income taxes                                 80,298         79,005
    Claims, insurance and other                          127,364        128,374
                                                     -----------    -----------

        Total other liabilities                          481,427        481,394
                                                     -----------    -----------


SHAREHOLDERS' EQUITY:
    Common stock, $1 par value                            29,771         29,437
    Capital surplus                                       20,640         16,063
    Retained earnings                                    464,654        454,177
    Accumulated other comprehensive income                (2,228)        (2,322)
    Treasury stock                                       (87,975)       (87,975)
                                                     -----------    -----------

        Total shareholders' equity                       424,862        409,380
                                                     -----------    -----------

                                                     $ 1,339,876    $ 1,325,583
                                                     ===========    ===========


The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                       Yellow Corporation and Subsidiaries
               For the Three Months Ended March 31, 2000 and 1999
                  (Amounts in thousands except per share data)
                                   (Unaudited)


                                               2000       1999
                                           --------   --------

OPERATING REVENUE                          $882,086   $727,498
                                           --------   --------

OPERATING EXPENSES:
   Salaries, wages and benefits             547,903    473,557
   Operating expenses and supplies          146,992    113,270
   Operating taxes and licenses              28,193     23,109
   Claims and insurance                      20,966     16,077
   Depreciation and amortization             31,460     24,659
   Purchased transportation                  81,285     65,074
                                           --------   --------
        Total operating expenses            856,799    715,746
                                           --------   --------

INCOME FROM OPERATIONS                       25,287     11,752
                                           --------   --------

NONOPERATING EXPENSES:
    Interest expense                          4,885      2,853
    Other, net                                1,649        666
                                           --------   --------
        Nonoperating expenses, net            6,534      3,519
                                           --------   --------

INCOME BEFORE INCOME TAXES                   18,753      8,233

INCOME TAX PROVISION                          8,276      3,458
                                           --------   --------

NET INCOME                                 $ 10,477   $  4,775
                                           ========   ========


AVERAGE SHARES OUTSTANDING-BASIC             25,154     25,411
                                           ========   ========

AVERAGE SHARES OUTSTANDING-DILUTED           25,299     25,615
                                           ========   ========

BASIC EARNINGS PER SHARE:                  $    .42   $    .19
                                           ========   ========

DILUTED EARNINGS PER SHARE:                $    .41   $    .19
                                           ========   ========



The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                       Yellow Corporation and Subsidiaries
               For the Three Months Ended March 31, 2000 and 1999
                             (Amounts in thousands)
                                   (Unaudited)


                                                                  2000          1999
                                                              --------      --------
OPERATING ACTIVITIES:
        Net cash from operating activities                    $ 39,163      $ 49,969
                                                              --------      --------

INVESTING ACTIVITIES:
    Acquisition of property and equipment                      (39,161)      (32,308)
    Proceeds from disposal of property and equipment             1,530         3,765
                                                              --------      --------

        Net cash used in investing activities                  (37,631)      (28,543)
                                                              --------      --------

FINANCING ACTIVITIES:
    Treasury stock purchases                                        --       (11,196)
    Proceeds from stock options and other, net                   4,911           202
    Decrease in long-term debt                                    (424)         (271)
                                                              --------      --------
        Net cash provide by (used in) financing activities       4,487      ( 11,265)
                                                              --------      --------

NET INCREASE IN CASH                                             6,019        10,161

CASH, BEGINNING OF PERIOD                                       22,581        25,522
                                                              --------      --------

CASH, END OF PERIOD                                           $ 28,600      $ 35,683
                                                              ========      ========


SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid, net                                        $  2,732      $    960
                                                              ========      ========
Interest paid                                                 $  2,727      $    519
                                                              ========      ========


The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Yellow Corporation and Subsidiaries
                                   (unaudited)

1. The accompanying consolidated financial statements include the accounts of Yellow Corporation and its wholly owned subsidiaries (the company) and have been prepared by the company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the results of operations for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the company's 1999 Annual Report to Shareholders.

2. The company provides freight transportation services primarily to the less-than-truckload (LTL) market in North America through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Saia Motor Freight Line, Inc. (Saia), WestEx, Inc. (WestEx) and Action Express, Inc. (Action). The company acquired Jevic Transportation, Inc. (Jevic) on July 9, 1999. Jevic is a hybrid LTL and TL carrier operating principally in the Northeast. The company provides fully integrated ocean, land and air transportation solutions through Yellow Global, Inc. Yellow Technologies, Inc. is a subsidiary that provides information technology and other services to the company and its subsidiaries. For the quarter ended March 31, 2000 Yellow Freight comprised approximately 77 percent of total revenue while Saia comprised approximately 10 percent and Jevic approximately 9 percent of total revenue.

3. The company reports financial and descriptive information about its reportable operating segments on a basis consistent with that used internally for evaluating segment operating performance and allocating resources to segments.

      The company has three reportable segments that are strategic business units that offer different products and services. Yellow Freight is a unionized carrier that provides comprehensive national LTL service as well as international service throughout North America. Saia is a regional LTL carrier that provides overnight and second-day service in twelve southeastern states and Puerto Rico.

      Jevic is a hybrid regional heavy LTL and TL carrier that provides service primarily in the Northeastern states. The segments are managed separately because each requires different operating, technology and marketing strategies and processes. The company evaluates performance primarily on operating income and return on capital.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the company's 1999 Annual Report to Shareholders. The company also charges a trade name fee to Yellow Freight (1% of revenue) for use of the company's trademark. Interest and intersegment transactions are recorded at current market rates. Income taxes are allocated in accordance with a tax sharing agreement in proportion to each segment's contribution to the parent's consolidated tax status. The following table summarizes the company's continuing operations by business segment (in thousands):


                                                                 Corporate
                          Yellow Freight    Saia       Jevic     and Other    Consolidated
                          --------------  ---------  --------   ----------    ------------
Y-T-D March 31, 2000
  Operating revenue        $  680,369     $ 90,445   $ 78,415     $ 32,857    $  882,086
  Income from operations       21,656        3,773      4,017       (4,159)       25,287
  Identifiable assets         753,973      232,040    258,080       95,783     1,339,876

Y-T-D March 31, 1999
  Operating revenue        $  612,786     $ 86,253         NA     $ 28,459    $  727,498
  Income from operations        8,951        5,043         NA       (2,242)       11,752
  Identifiable assets         798,955      222,088         NA       53,937     1,074,980


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
                                                              ------
                                                              $160.8
                                                              ------

      The total transaction was approximately $200 million, including assumption of debt. The transaction was accounted for under purchase accounting and the excess of purchase price over fair value of assets acquired was allocated to goodwill and is being amortized over 40 years. Accordingly, the results of Jevic's operations have been included in the company's condensed financial statements for periods after July 10, 1999. The acquisition was financed using Yellow Corporation's existing credit facilities.

      The following pro forma financial information for the company gives effect to the Jevic acquisition as if it had occurred on January 1, 1999. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future. (Unaudited pro forma financial information is in thousands except per share data.)


                          For the Three Months
                            Ended March 31
                          --------------------
                           2000       1999
                          --------   --------
Revenue                   $882,086   $793,330
Net income                  10,477      5,308

Diluted Per Share Data:
Net income                $   0.41   $   0.21



5. The difference between average common shares outstanding used in the computation of basic earnings per share and fully diluted earnings per share is attributable to outstanding common stock options.

6. The company's comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income for the first quarter ended March 31, 2000 and 1999 was $10.6 million and $5.7 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

                  March 31, 2000 Compared to December 31, 1999

The company's liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, as well as funding working capital requirements. To ensure short-term and longer-term liquidity, the company maintains capacity under a bank credit agreement and an asset backed securitization (ABS) agreement involving Yellow Freight's accounts receivables.

Working capital is reduced through Yellow Freight's asset backed securitization agreement (ABS). Accounts receivable at March 31, 2000 and December 31, 1999 are net of $130 million and $135 million of receivables sold under the ABS agreement. Including the effects of the ABS transactions, working capital increased $8.2 million during the first three months of 2000, resulting in a working capital deficit of $74.7 million at March 31, 2000 compared to a $82.9 million working capital deficit at December 31,1999. Increases in accounts receivable, excluding the effects of ABS transactions were largely offset by decreases in prepaid expenses and increases in accounts payable and checks outstanding. The company can operate with a deficit working capital position because of rapid turnover of accounts receivable, effective cash management and ready access to funding.

On July 9, 1999 the company completed a cash tender offer for all of the common stock of Jevic Transportation, Inc. The aggregate purchase price of the stock, including transaction costs, was approximately $164.5 million, net of cash acquired. Including assumption of debt, the total transaction was approximately $200 million. The acquisition was financed under the company's existing $300 million credit facility and the company's ABS agreement. These facilities provide adequate capacity to fund working capital and capital expenditures requirements. Net capital expenditures for the first three months of 2000 were $37.6 million. Subject to ongoing review, total net capital spending for 2000 is expected to total approximately $177 million.

RESULTS OF OPERATIONS

            Comparison of Three Months Ended March 31, 2000 and 1999

Net income for the quarter ended March 31, 2000 was $10.5 million or $.41 per share (diluted), a 116 percent improvement over earnings per share in the 1999 first quarter. Net income for the quarter ended March 31, 1999 was $4.8 million or $.19 per share (diluted). Operating revenue for the 2000 first quarter was $882.1 million, an increase of 21 percent over operating revenue of $727.5 million for the 1999 first quarter. First quarter 1999 results do not include contributions from Jevic, which was acquired in July 1999.

Yellow Freight System, the company's national LTL segment had operating income of $21.7 million for the first quarter of 2000 an increase of 142% over operating income of $9.0 million in the first quarter of 1999. Yellow Freight's first quarter 2000 operating revenue was $680.4 million, a 11 percent increase over operating revenue of $612.8 million in the first quarter of 1999. Yellow Freight's operating ratio was 96.8 in the first quarter of 2000 versus 98.5 in the first quarter of 1999.

First quarter less-than-truckload (LTL) tonnage increased by 7.8 percent over the 1999 quarter and the number of LTL shipments was up 5.4 percent. First quarter revenue per LTL shipment improved by 6.0 percent over the 1999 first quarter. Yellow Freight continues to benefit from a 5.5 percent general rate increase that was effective for the fall 1999 shipping season. The general rate increase created a pricing benchmark for favorable corporate contract renewals throughout the fourth quarter of 1999 and first quarter of 2000.

Yellow Freight also benefited from a fuel surcharge that substantially offset rapidly rising costs of diesel fuel throughout the 2000 first quarter. The surcharge is pegged to the U.S. National Average Fuel Index and rises or falls in .5 percent increments for each 5-cent increase or decrease in the index. The surcharge stood at 1.5 percent at the beginning of the 2000 first quarter and had reached a peak of 4 percent by March 31.

Business volume for the quarter was strong because of the continued robust economy, wide-ranging service improvements and a growing service portfolio. On March 12, Yellow implemented one of the most successful changes of operations in its history, completing a high-speed sleeper team network and introducing an all-new Corridor Hub in the Cleveland area. These changes will allow Yellow Freight to increase its 2-day service offering to 50 percent of their total lanes by year-end, while greatly improving reliability and flexibility.

During the 2000 first quarter, the four carriers comprising the Yellow Corporation Regional Carrier Group - Saia Motor Freight Line, Jevic Transportation, WestEx and Action Express - reported combined operating income of $7.5 million, up 61 percent from $4.7 million in the 1999 first quarter. Revenue for the regional group was $196.4 million, up 77 percent from $110.9 million.

Saia reported first quarter 2000 revenue of $90.4 million and operating income was $3.8 million, compared with revenue of $86.3 million and operating income of $5.0 million in the 1999 first quarter. The 2000 first quarter operating ratio was 95.8, compared with 94.2 in the year-earlier quarter. First quarter 2000 results were helped by strong productivity trends, but hurt by higher accident and health care costs as well as some January weather effects.

Saia has implemented significant service quality improvements that position the company for greater revenue growth and higher operating margins over the balance of the year.

Jevic, which was acquired July 9, 1999, reported first quarter revenue of $78.4 million and operating income of $4.0 million. As a stand-alone company in the first quarter of 1999, Jevic reported revenue of $65.8 million and operating income of $4.9 million. The 2000 first quarter operating ratio for Jevic was 94.9, compared with 92.5 in the 1999 first quarter. Current quarter operating income includes $500,000 in acquisition goodwill amortization that was not applicable to the 1999 first quarter results.

Jevic was affected more than the company's other subsidiaries by truckload type trends, specifically higher fuel prices and some driver shortages, that increased operating expenses.

WestEx reported first quarter revenue of $18.0 million, up 10 percent from $16.3 million in the 1999 first quarter. WestEx had a first quarter 2000 operating ratio of 100.7. Action Express reported first quarter revenue of $9.6 million, up 15 percent from $8.3 million in the 1999 first quarter. Action Express had a first quarter operating ratio of 101.1.

During the first quarter of 2000, market fuel prices rose above the company's fuel hedge contract prices, resulting in a benefit that partially offset the increased fuel cost. The company remains partially hedged through the second quarter of 2000.

Corporate and other business development expenses were $3.9 million in the 2000 first quarter, up from $1.9 million in the first quarter of 1999. The company continues to evaluate a number of strategic initiatives to increase shareholder value. Corporate and other business development expenses were $2.3 million in the 1999 third quarter, up from $0.9 million in the 1998 third quarter. The company continues to evaluate a variety of strategic initiatives to increase shareholder value.

Nonoperating expenses increased to $6.5 million in the first quarter of 2000 compared to $3.5 million in the first quarter of 1999 due to increased financing costs resulting primarily from the Jevic acquisition. The effective tax rate was
44.1 percent in the 2000 first quarter compared to 42.0 percent in the 1999 first quarter.

Year 2000:


The company began its Year 2000 project in 1995. The company was able to implement process modifications that provided greater efficiency and flexibility in remediating code, while working around the system needs of the business.

The early start coupled with the efficient process allowed the company to keep pace with demand for new IT development. As a result of these efforts, the transition from 1999 to 2000 proved to be uneventful. There were no significant projects deferred as a result of the Year 2000 remediation effort.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to a variety of market risks, including the effects of interest rates, fuel prices and foreign currency exchange rates. To ensure adequate funding through seasonal business cycles and minimize overall borrowing costs, the company utilizes a variety of both fixed rate and variable rate financial instruments with varying maturities. At March 31, 2000 approximately 64% percent of the company's long-term financing including ABS is at variable rates with the balance at fixed rates. The company uses interest rate swaps to hedge a portion of its exposure to variable interest rates.

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

The table below provides information about the company's debt instruments (including off balance sheet asset backed securitzation (ABS)) and interest rate swaps as of March 31, 2000. For debt obligations the table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. Medium-term notes included in fixed rate debt maturing within one year, and intended to be refinanced are classified as long-term in the consolidated balance sheet. For interest rate swaps the table presents notional amounts (in millions) and weighted average interest rates by contractual maturity. Weighted average variable rates are based on the 30-day LIBOR rate at March 31, 2000.


                            Expected Maturity Date

                                                                                  There-               Fair
                       2000        2001        2002        2003        2004       after       Total    Value
                       ----        ----        ----        ----        ----       -----       -----    -----
Debt Obligations
Fixed Rate Debt       $ 28.9     $   7.3     $ 22.22      $ 19.5      $ 16.3      $ 53.1     $ 147.3   $143.8
Ave. Int. Rate           6.75%       8.24%      7.35%        6.29%       6.62%       6.97%
Var. Rate Debt        $  1.1     $ 101.5     $  5.8       $  5.1      $  0.2      $ 15.0     $ 128.7   $128.7
Ave. Int. Rate           6.86%       6.35%      6.78%        4.34%       8.28%       6.11%
Off Bal. Sheet -
  ABS                 $ 130.0                                                                $ 130.0   $130.0
  Ave. Int. Rate         6.10%

Interest Rate
  Derivatives:
Variable to fixed:
Notional Amount       $  1.1     $   1.5     $  5.8       $  0.1      $  0.2      $  4.6     $  13.3   $ 13.2
Average Pay
  Rate (fixed)           5.81%       5.81%      5.70%        7.65%       7.65%       7.65%
Average Receive
  Rate (variable)        6.86%       6.86%      6.78         8.28%       8.28%       8.28%


The following table provides information about the company's diesel fuel hedging instruments that are sensitive to changes in commodity prices. The table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of March 31, 2000. The company maintained fuel inventories for use in normal operations at March 31, 2000, which were not material to the company's financial position and represented no significant market exposure.

                                          Expected Maturity
                                             Apr.-Jul.
                                      ------------------------
                                         2000       Total
                                      ----------   -----------
Heating Oil Swaps:
  Gallons (in millions)                  15.2         15.2
  Weighted Average Price per Gallon   $    .4513   $    .4513
  Fair Value (in millions)                         $   3.2



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

                           PART II - OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

(a)     Annual Meeting of Stockholders on April 20, 2000

(b) The following directors were elected with the indicated number of votes set forth below.

                                                       For         Withheld
                                                ----------      -----------

               Klaus E. Agthe                   20,912,634         560,294
               Cassandra C. Carr                21,217,524         255,404
               Howard M. Dean                   21,170,302         302,626
               Ronald T. LeMay                  21,190,965         281,963
               John C. McKelvey                 21,216,763         256,165
               William L. Trubeck               21,218,701         254,227
               Carl W. Vogt                     21,218,501         254,427
               William D. Zollars               21,214,343         258,585


(a) The appointment of Arthur Andersen LLP as independent public accountants of the company for 2000 was voted on and approved at the meeting by the following vote. For: 21,361,164, Against: 85,764, Abstention: 26,000.

(b) The ratification of the company's 1999 Stock Option Plan was approved at the meeting by the following vote. For: 18,706,697, Against: 2,704,487,
        Abstention: 61,340.

(c) The increase in the number of common shares reserved for the Board of Directors Stock Compensation Plan was approved at the meeting by the following vote. For: 17,542,645, Against: 3,802,622, Abstention:
        127,609.




Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         (10a)- Amendment to William D. Zollars Employment Agreement
         (10b)- Employment Agreement of H. A. Trucksess
         (27) - Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K
         On May 2, 2000 Yellow Corporation announced the resignation of Hiram Cox, Chief Financial Officer and the appointment of H. A. Trucksess, III as interim Chief Financial Officer of the company.

                           Yellow Freight System, Inc.
                              Financial Information
                         For the Quarter Ended March 31
                             (Amounts in thousands)



                              First Quarter
                           ------------------
                             2000      1999      %
                           -------   --------  ----

Operating revenue          680,369   612,786   11.0

Operating income            21,656     8,951

Operating ratio               96.8      98.5

Total assets at March 31   753,973   798,955


                                                                                       First Quarter
                                           First Quarter                               Amount/Workday
                                      ------------------------                  -------------------------
                                       2000            1999          %            2000              1999         %
                                      -------       ----------     -----        ---------        --------      ----
Workdays                                                                          (65)             (63)

Financial statement     LTL           630,463         564,225       11.7          9,699.4         8,956.0       8.3
revenue                 TL             53,371          49,420        8.0            821.1           784.4       4.7
                        Other          (3,465)           (859)      NA              (53.3)          (13.6)       NA
                        Total         680,369         612,786       11.0         10,467.2         9,726.8       7.6

Revenue excluding       LTL           630,463         564,225       11.7          9,699.4         8,956.0       8.3
revenue recognition     TL             53,371          49,420        8.0            821.1           784.4       4.7
adjustment              Other              (2)             (7)        NA              0.0            (0.1)       NA
                        Total         683,832         613,638       11.4         10,520.5         9,740.3       8.0

Tonnage                 LTL             1,781           1,653        7.8            27.40           26.23       4.5
                        TL                350             334        4.6             5.38            5.30       1.4
                        Total           2,131           1,987        7.3            32.78           31.53       4.0

Shipments               LTL             3,587           3,405        5.4            55.19           54.06       2.1
                        TL                 48              45        5.0             0.74            0.72       1.8
                        Total           3,635           3,450        5.4            55.93           54.78       2.1

Revenue/cwt.            LTL             17.70           17.07        3.7
                        TL               7.63            7.39        3.2
                        Total           16.05           15.44        3.9

Revenue/shipment        LTL            175.74          165.72        6.0
                        TL           1,114.95        1,084.54        2.8
                        Total          188.10          177.86        5.8


                          Saia Motor Freight Line, Inc.
                              Financial Information
                         For the Quarter Ended March 31
                             (Amounts in thousands)



                             First Quarter
                           -------------------
                             2000      1999         %
                           -------------------     ---

Operating revenue           90,445    86,253       4.9

Operating income             3,773     5,043

Operating ratio               95.8      94.2

Total assets at March 31   232,040   222,088


                                                                                     First Quarter
                                              First Quarter                          Amount/Workday
                                          ----------------------               ----------------------
                                           2000           1999          %        2000          1999       %
                                          -------       --------      -----    ---------      --------  -----
Workdays                                                                          (65)          (63)

Financial statement     LTL               81,891         77,417         5.8      1,259.9       1,228.8    2.5
Revenue                 TL                 8,554          8,836        (3.2)       131.6         140.3   (6.2)
                        Total             90,445         86,253         4.9      1,391.5       1,369.1    1.6

Revenue excluding       LTL               82,181         77,755         5.7      1,264.3       1,234.2    2.4
Revenue recognition     TL                 8,584          8,875        (3.3)       132.1         140.9   (6.3)
Adjustment              Total             90,765         86,630         4.8      1,396.4       1,375.1    1.5

Tonnage                 LTL                  444            426         4.1         6.82         6.76      .9
                        TL                   139            143        (3.2)        2.14         2.28    (6.2)
                        Total                583            569         2.3         8.96         9.04     (.9)

Shipments               LTL                  815            786         3.8        12.54        12.47      .6
                        TL                    14             14        (1.1)         .22          .23    (4.1)
                        Total                829            800         3.7        12.76        12.70      .5

Revenue/cwt.            LTL                 9.26           9.13         1.5
                        TL                  3.09           3.10         (.1)
                        Total               7.79           7.61         2.4

Revenue/shipment        LTL               100.82          98.98         1.9
                        TL                609.05         623.07        (2.2)
                        Total             109.45         108.31         1.1

                           Jevic Transportation, Inc.
                              Financial Information
                         For the Quarter Ended March 31
                             (Amounts in thousands)



                              First Quarter
                           ------------------
                             2000     1999      %
                           ------------------  ----

Operating revenue           78,415    65,832   19.1

Goodwill amortization          501      --

Operating income             4,017     4,924

Operating ratio               94.9      92.5

Total assets at March 31   258,080   164,804


                                                                         First Quarter
                                     First Quarter                       Amount/Workday
                                  -------------------                ---------------------
                                    2000       1999           %        2000         1999         %
                                  -------    --------      -----     --------    --------      -----
Workdays                                                               (65)        (63)

Financial statement     LTL        50,650     41,377        22.4        779.2       656.8       18.6
revenue                 TL         27,765     24,455        13.5        427.2       388.2       10.0
                        Total      78,415     65,832        19.1      1,206.4     1,045.0       15.4

Revenue excluding       LTL        50,686     41,622        21.8        779.8       660.7       18.0
revenue recognition     TL         27,781     24,599        12.9        427.4       390.5        9.5
adjustment              Total      78,467     66,221        18.5      1,207.2     1,051.2       14.8

Tonnage                 LTL           266        228        16.5         4.09       3.62        12.9
                        TL            363        336         8.0         5.58       5.33         4.7
                        Total         629        564        11.4         9.67       8.95         8.0

Shipments               LTL           227        192        18.0         3.49       3.05        14.4
                        TL             39         34        13.1         0.59       0.54         9.6
                        Total         266        226        17.3         4.08       3.59        13.7

Revenue/cwt.            LTL         9.53       9.11          4.5
                        TL          3.83       3.66          4.6
                        Total       6.24       5.87          6.3

Revenue/shipment        LTL       223.69     216.75          3.2
                        TL        721.13     722.16         (0.1)
                        Total     295.97     292.90          1.0

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


                                                     YELLOW CORPORATION
                                            ------------------------------------
                                                      Registrant


Date:    May 12, 2000                        /s/    William D. Zollars
                                            ------------------------------------
                                                   William D. Zollars
                                            Chairman of the Board of
                                            Directors, President & Chief
                                            Executive Officer


Date:    May 12, 2000                        /s/     H. A. Trucksess, III
                                            ------------------------------------
                                                    H. A. Trucksess, III
                                            President Regional Carrier
                                            Group and Interim Chief
                                            Financial Officer