Form 10-Q
period 2000-06-30
YELLOW CORP
filed 2000-08-14
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------
                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

Commission file number 0-12255
                       -------

                               YELLOW CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                  48-0948788
-----------------------------------------           ------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

 10990 Roe Avenue, P.O. Box 7563, Overland Park, Kansas              66207
 ------------------------------------------------------           ----------
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

                                  Yes  X   No
                                      ---    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                       Outstanding at July 31, 2000
               -----                       ----------------------------
   Common Stock, $1 Par Value                     24,609,616 shares

                               YELLOW CORPORATION


                                      INDEX



Item                                                                    Page
----                                                                    ----

                                     PART I

1.    Financial Statements

      Consolidated Balance Sheets -
        June 30, 2000 and December 31, 1999..............................  3

      Statements of Consolidated Operations -
        Quarter and Six Months Ended June 30, 2000 and 1999..............  4

      Statements of Consolidated Cash Flows -
        Six Months Ended June 30, 2000 and 1999..........................  5

      Notes to Consolidated Financial Statements.........................  6

2.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations....................  9

3.    Quantitative and Qualitative Disclosures About Market Risk......... 14

                                     PART II

6.    Exhibits and Reports on Form 8-K................................... 16

Signatures............................................................... 20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                       Yellow Corporation and Subsidiaries
                    (Amounts in thousands except share data)
                                   (Unaudited)


                                                        June 30,   December 31,
                                                            2000           1999
                                                      ----------   ------------
ASSETS

CURRENT ASSETS:
    Cash..........................................    $   24,777     $   22,581
    Accounts receivable...........................       276,363        265,302
    Prepaid expenses and other....................        46,162         64,009
                                                      ----------     ----------
        Total current assets......................       347,302        351,892
                                                      ----------     ----------

PROPERTY AND EQUIPMENT:
    Cost..........................................     2,115,084      2,093,470
    Less - Accumulated depreciation...............     1,227,907      1,226,698
                                                      ----------     ----------
        Net property and equipment................       887,177        866,772
                                                      ----------     ----------

GOODWILL AND OTHER ASSETS.........................       111,827        106,919
                                                      ----------     ----------

                                                      $1,346,306     $1,325,583
                                                      ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and checks outstanding.......    $  125,143     $  135,177
    Wages and employees' benefits.................       175,838        172,471
    Other current liabilities.....................       118,982        124,769
    Current maturities of long-term debt..........         2,259          2,392
                                                      ----------     ----------
        Total current liabilities.................       422,222        434,809
                                                      ----------     ----------

OTHER LIABILITIES:
    Long-term debt................................       268,348        274,015
    Deferred income taxes.........................        81,647         79,005
    Claims, insurance and other...................       128,914        128,374
                                                      ----------     ----------
        Total other liabilities...................       478,909        481,394
                                                      ----------     ----------

SHAREHOLDERS' EQUITY:
    Common stock, $1 par value....................        29,828         29,437
Capital surplus...................................        21,512         16,063
    Retained earnings.............................       488,165        454,177
    Accumulated other comprehensive income........        (2,560)        (2,322)
Treasury stock                                           (91,770)       (87,975)
                                                      ----------     ----------
        Total shareholders' equity................       445,175        409,380
                                                      ----------     ----------

                                                      $1,346,306     $1,325,583
                                                      ==========     ==========


        The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                       Yellow Corporation and Subsidiaries
           For the Quarter and Six Months Ended June 30, 2000 and 1999
                  (Amounts in thousands except per share data)
                                   (Unaudited)


                                                Second Quarter                   Six Months
                                     -------------------------    -------------------------
                                            2000          1999           2000          1999
                                     -----------   -----------    -----------   -----------
OPERATING REVENUE ................   $   904,166   $   756,056    $ 1,786,252   $ 1,483,554
                                     -----------   -----------    -----------   -----------

OPERATING EXPENSES:
   Salaries, wages and benefits ..       562,311       485,104      1,110,214       958,660
   Operating expenses and supplies       130,078       114,669        277,070       227,940
   Operating taxes and licenses ..        28,258        23,417         56,451        46,526
   Claims and insurance ..........        19,629        17,418         40,596        33,495
   Depreciation and amortization .        31,657        24,900         63,117        49,558
   Purchased transportation ......        86,230        66,270        167,514       131,345
                                     -----------   -----------    -----------   -----------
        Total operating expenses..       858,163       731,778      1,714,962     1,447,524
                                     -----------   -----------    -----------   -----------

INCOME FROM OPERATIONS ...........        46,003        24,278         71,290        36,030
                                     -----------   -----------    -----------   -----------

NONOPERATING (INCOME) EXPENSES:
    Interest expense .............         5,060         2,898          9,945         5,751
    Other, net ...................         1,258          (699)         2,907           (33)
                                     -----------   -----------    -----------   -----------

        Nonoperating expenses, net         6,318         2,199         12,852         5,718
                                     -----------   -----------    -----------   -----------

INCOME BEFORE INCOME TAXES .......        39,685        22,079         58,438        30,312

INCOME TAX PROVISION .............        16,174         9,121         24,450        12,579
                                     -----------   -----------    -----------   -----------

NET INCOME .......................   $    23,511   $    12,958    $    33,988   $    17,733
                                     ===========   ===========    ===========   ===========

AVERAGE SHARES OUTSTANDING-BASIC..        25,271        24,854         25,212        25,131
                                     ===========   ===========    ===========   ===========

AVERAGE SHARES OUTSTANDING-DILUTED        25,429        25,013         25,364        25,313
                                     ===========   ===========    ===========   ===========

BASIC EARNINGS PER SHARE .........   $       .93   $       .52    $      1.35   $       .71
                                     ===========   ===========    ===========   ===========

DILUTED EARNINGS PER SHARE .......   $       .92   $       .52    $      1.34   $       .70
                                     ===========   ===========    ===========   ===========


        The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                       Yellow Corporation and Subsidiaries
                 For the Six Months Ended June 30, 2000 and 1999
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                    2000        1999
                                                                               ---------   ---------
OPERATING ACTIVITIES:
        Net cash from operating activities .................................   $ 69,263    $ 89,174
                                                                               --------    --------

INVESTING ACTIVITIES:
    Acquisition of property and equipment ..................................    (93,032)    (74,945)
    Proceeds from disposal of property and equipment .......................     29,598       5,879
    Other ..................................................................       (973)         --
                                                                               --------    --------

        Net cash used in investing activities ..............................    (64,407)    (69,066)
                                                                               --------    --------

FINANCING ACTIVITIES:
    Treasury stock purchases ...............................................     (2,551)    (14,824)
    Proceeds from stock options and other, net .............................      5,724         228
    Decrease in long-term debt .............................................     (5,833)     (5,890)
                                                                               --------    --------

        Net cash used in financing activities ..............................     (2,660)    (20,486)
                                                                               --------    --------

NET INCREASE (DECREASE) IN CASH ............................................      2,196        (378)

CASH, BEGINNING OF PERIOD ..................................................     22,581      25,522
                                                                               --------    --------

CASH, END OF PERIOD ........................................................   $ 24,777    $ 25,144
                                                                               ========    ========


SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid, net .....................................................   $ 35,333    $  8,680
                                                                               ========    ========

Interest paid ..............................................................   $  9,914    $  5,720
                                                                               ========    ========


        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Yellow Corporation and Subsidiaries
                                   (unaudited)

1. The accompanying consolidated financial statements include the accounts of Yellow Corporation and its wholly owned subsidiaries (the company). The company accounts for its investment in Transportation.com under the equity method of accounting.

      The consolidated financial statements have been prepared by the company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the results of operations for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the company's 1999 Annual Report to Shareholders.

2. The company provides freight transportation services primarily to the less-than-truckload (LTL) market in North America through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Saia Motor Freight Line, Inc. (Saia), WestEx, Inc. (WestEx) and Action Express, Inc. (Action). The company acquired Jevic Transportation, Inc. (Jevic) on July 9, 1999. Jevic is a hybrid LTL and TL carrier operating principally in the Northeast. The company provides fully integrated ocean, land and air transportation solutions through Yellow Global, Inc. Yellow Technologies, Inc. is a subsidiary that provides information technology and other services to the company and its subsidiaries. For the quarter ended June 30, 2000 Yellow Freight comprised approximately 77 percent of total revenue while Saia comprised approximately 10 percent and Jevic approximately 8 percent of total revenue.

3. Transportation.com is an Internet transportation services company funded by Yellow Corporation and the venture capital firms, TL Ventures and EnerTech Capital Partners. On June 30, 2000 Transportation.com successfully introduced the first of a broad suite of web-based services designed to serve both shippers and carriers over the Internet. The company accounts for its investment in Transportation.com under the equity method of accounting.

4. The company reports financial and descriptive information about its reportable operating segments on a basis consistent with that used internally for evaluating segment operating performance and allocating resources to segments. The company has three reportable segments that are strategic business units that offer different products and services. Yellow Freight is a unionized carrier that provides comprehensive national LTL service as well as international service throughout North America. Saia is a regional LTL carrier that provides overnight and second-day service in twelve southeastern states and Puerto Rico. Jevic is a hybrid regional heavy LTL and TL carrier that provides service primarily in the Northeastern states. The segments are managed separately because each requires different operating, technology and marketing strategies and processes. The company evaluates performance primarily on operating income and return on capital

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the company's 1999 Annual Report to Shareholders. The company also charges a trade name fee to Yellow Freight (1% of revenue) for use of the company's trademark. Interest and intersegment transactions are recorded at current market rates. Income taxes are allocated in accordance with a tax sharing agreement in proportion to each segment's contribution to the parent's consolidated tax status. The following table summarizes the company's operations by business segment (in thousands):

                                                       Yellow                                    Corporate          Con-
                                                       Freight          Saia         Jevic       and Other       solidated
                                                     ----------       --------      -------      ---------       ----------
   As of June 30, 2000
     Identifiable assets..........................   $  759,660       $234,340      $262,411      $ 89,895       $1,346,306

   As of December 31, 1999
     Identifiable assets..........................   $  743,681       $228,653      $257,099      $ 96,150       $1,325,583

   Three months ended June 30, 2000
     Operating revenue............................   $  696,658       $ 92,223      $ 76,727      $ 38,558       $  904,166
     Income from operations.......................       43,328          3,474         2,748        (3,547)          46,003

   Three months ended June 30, 1999
     Operating revenue............................   $  638,817       $ 85,096      NA            $ 32,143       $  756,056
     Income from operations.......................       22,569          2,771      NA              (1,062)          24,278

   Six months ended June 30, 2000
     Operating revenue............................   $1,377,027       $182,668      $155,142      $ 71,415       $1,786,252
     Income from operations.......................       64,984          7,247         6,765        (7,706)          71,290

   Six months ended June 30, 1999
     Operating revenue............................   $1,251,603       $171,349      NA            $ 60,602       $1,483,554
     Income from operations.......................       31,520          7,814      NA              (3,304)          36,030

5. On July 9, 1999 the company completed a cash tender offer for all of the common stock of Jevic Transportation, Inc. at $14 share. The transaction was accounted for as a purchase. The aggregate purchase price of the stock, including vested stock options and transaction costs was approximately $160.8 million, net of an anticipated $4.3 million tax benefit relating to the cost of the stock options. Transaction costs relate primarily to legal and professional fees (in millions).

          Purchase Price:
          Common Stock tendered...................  $149.9
          Stock options, net of tax benefit.......     7.0
          Transaction fees........................     3.9
                                                    ------
                                                    $160.8
                                                    ------

      The total transaction was approximately $200 million, including assumption of debt. The transaction was accounted for under purchase accounting and the excess of purchase price over fair value of assets acquired was allocated to goodwill and is being amortized over 40 years. Accordingly, the results of Jevic's operations have been included in the company's consolidated financial statements for periods after July 10, 1999. The acquisition was financed using Yellow Corporation's existing credit facilities.

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


                                        Second Quarter              Six Months
                                   -----------------------   -----------------------
                                      2000         1999         2000         1999
                                   ----------   ----------   ----------   ----------
      Operating revenue ........   $  904,166   $  823,107   $1,786,252   $1,616,437
      Net income ...............       23,511       13,680       33,988       18,956
      Diluted earnings per share          .92          .55         1.34          .75

6. The difference between average common shares outstanding used in the computation of basic earnings per share and fully diluted earnings per share is attributable to outstanding common stock options.

7. The company's comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income for the second quarter ended June 30, 2000 and 1999 was $23.2 million and $12.7 million, respectively. Comprehensive income for the six months ended June 30, 2000 and 1999 was $33.8 million and $18.3 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL CONDITION

                   June 30, 2000 Compared to December 31, 1999

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

At June 30, 2000 available unused capacity under the bank credit agreement was $111 million. The company expects to extend the expiration date of this facility from September 2001 to September 2002 or beyond, before the end of the third quarter.

Working capital is reduced through Yellow Freight's asset backed securitization agreement (ABS). Capacity under the ABS agreement was increased to $200 million, from $175 million, in July 2000. Accounts receivable at June 30, 2000 and December 31, 1999 are net of $142 million and $135 million of receivables sold under the ABS agreement. Including the effects of the ABS transactions, working capital increased $8.0 million during the first six months of 2000, resulting in a working capital deficit of $74.9 million at June 30, 2000 compared to an $82.9 million working capital deficit at December 31, 1999. Increases in accounts receivable, excluding the effects of ABS transactions and decreases in accounts payable and checks outstanding were largely offset by decreases in prepaid expenses. The company can operate with a deficit working capital position because of rapid turnover of accounts receivable, effective cash management and ready access to funding.

Net capital expenditures for the first six months of 2000 were $63.4 million. Subject to ongoing review, total net capital spending for 2000 is expected to total approximately $152 million.

On June 23, 2000 Yellow Corporation announced that the company's Board of Directors authorized management to purchase Yellow Corporation common shares in the open market up to a limit of $25 million. The program is being funded through reductions in the 2000 capital expenditure plan that was originally projected at $177 million. In June 2000, the company purchased 260,000 shares for $3.8 million. In July 2000, the company purchased 425,600 shares for $6.5 million.

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

RESULTS OF OPERATIONS

            Comparison of Three Months Ended June 30, 2000 and 1999

Net income for the second quarter ended June 30, 2000 was $23.5 million, or $.92 per share, compared with net income of $13.0 million, or $.52 per share in the 1999 second quarter. Net income grew 81 percent and earnings per share were up 77 percent over the 1999 second quarter.

Consolidated operating revenue was $904.2 million, up 19.6 percent from $756.1 million in the 1999 second quarter. Consolidated operating income was $46.0 million, up 89 percent from $24.3 million in the prior year period. Second quarter 1999 results do not include contributions from Jevic, which was acquired in July 1999.

The second quarter 2000 results include a nonrecurring after-tax net gain at Yellow Freight of $8.7 million primarily resulting from the sale of real estate property in Manhattan, New York. Second quarter results also include an after-tax loss of $1.5 million pertaining to business development expenses for Transportation.com, an Internet-based transportation venture.

Yellow Freight, the company's largest subsidiary, reported second quarter operating income of $43.3 million. Excluding a $14.2 million nonrecurring pretax net gain, Yellow Freight recorded operating income of $29.1 million, up 29 percent from $22.6 million in the 1999 second quarter.

Revenue for the second quarter was $696.7 million, up 9.1 percent from $638.8 million in the prior year's period. Excluding the nonrecurring net gain, the 2000 second quarter operating ratio was 95.8, compared with 96.5 a year earlier.

Second quarter less-than-truckload (LTL) tonnage increased by 4.6 percent and LTL weight per shipment increased 1.9 percent over the 1999 quarter. The number of LTL shipments increased 2.6 percent and LTL revenue per shipment improved by
7.2 percent over the 1999 second quarter.

Yellow Freight's nonrecurring gain was the net result of a $20.7 million pretax gain on the sale of a real estate property in Manhattan, New York, purchased in 1976 and closed in 1997, and a $6.5 million pretax loss on the write-off of an obsolete computer aided dispatch/mobile data terminal technology application.

During the 2000 second quarter, the four carriers comprising the Yellow Corporation Regional Carrier Group - Saia Motor Freight Line, Jevic Transportation, WestEx and Action Express - reported combined operating income of $6.4 million, up 104 percent from $3.1 million in the 1999 second quarter. Revenue for the regional group was $198.9 million, up 77.7 percent from $111.9 million in the 1999 second quarter. The second quarter 1999 results do not include contributions from Jevic, which was acquired July 9, 1999.

At Saia, second quarter 2000 revenue was $92.2 million and operating income was $3.5 million, compared with revenue of $85.1 million and operating income of $2.8 million in the 1999 second quarter. The 2000 second quarter operating ratio was 96.2, compared with 96.7 in the year-earlier quarter. Saia experienced some softness in business levels early in the quarter and took aggressive steps to reduce costs.

Jevic reported second quarter 2000 revenue of $76.7 million and operating income of $2.7 million. As a stand-alone company in the second quarter of 1999, Jevic reported revenue of $67.1 million and operating income of $5.3 million. The 2000 second quarter operating ratio for Jevic was 96.4, compared with 92.2 in the 1999 second quarter. Current quarter operating income includes $.5 million in acquisition goodwill amortization that was not applicable to the 1999 second quarter results. Jevic was hurt by a combination of higher costs and increased competitive conditions.

WestEx reported second quarter revenue of $18.8 million, up 7.8 percent from $17.5 million in the 1999 second quarter. WestEx had a second quarter 2000 operating ratio of 101.7. Action Express reported second quarter revenue of $11.1 million, up 18.5 percent from $9.4 million in the 1999 second quarter. Action Express had a second quarter operating ratio of 94.8.

During the second quarter of 2000 market fuel prices were above the company's fuel hedge contract prices resulting in a benefit that partially offset the increased fuel cost. The company's hedges expired in July 2000.

Corporate and other business development expenses were $3.8 million in the 2000 second quarter, up from $1.4 million in the second quarter of 1999. The company continues to evaluate a number of strategic initiatives to increase shareholder value.

Nonoperating expenses increased to $6.3 million in the second quarter of 2000 compared to $2.2 million in the second quarter of 1999 due to increased financing costs resulting primarily from the Jevic acquisition. The effective tax rate was 40.8 percent in the 2000 second quarter compared to 41.3 percent in the 1999 second quarter.


              Comparison of Six Months Ended June 30, 2000 and 1999

Net income for the six months ended June 30, 2000 was $34.0 million or $1.34 per share (diluted), a 91.4 percent improvement over earnings per share in the 1999 first half. Net income for the six months ended June 30, 1999 was $17.7 million or $.70 per share (diluted). Operating revenue for the 2000 first half was $1,786.3 million, an increase of 20.4 percent over operating revenue of $1,483.6 million for the 1999 first half. First half 1999 results do not include contributions from Jevic, which was acquired in July 1999.

Yellow Freight, the company's national LTL segment had operating income of $65.0 million for the first half of 2000. Excluding a $14.2 million nonrecurring pre-tax net gain Yellow Freight recorded operating income of $50.8 million, an increase of 61.3% over operating income of $31.5 million in the first half of 1999. Excluding the nonrecurring net gain, Yellow Freight's operating ratio was
96.3 in the first half of 2000 versus 97.5 in the first half of 1999.

Yellow Freight's first half 2000 operating revenue was $1,377.0 million, a 10.0 percent increase over operating revenue of $1,251.6 million in the first half of 1999. First half less-than-truckload (LTL) tonnage increased by 4.5 percent over the 1999 half and the number of LTL shipments was up 2.4 percent. First half revenue per LTL shipment improved by 6.6 percent over the 1999 first half. Yellow Freight also benefited from a fuel surcharge that substantially offset rapidly rising costs of diesel fuel throughout the 2000 first half.


Business volume for the half was strong because of the continued robust economy, wide-ranging service improvements and a growing service portfolio. On March 12, Yellow implemented one of the most successful changes of operations in its history, completing a high-speed sleeper team network and introducing an all-new Corridor Hub in the Cleveland area. These changes will allow Yellow Freight to increase its 2-day service offering to 50 percent of their total lanes by year-end, while greatly improving reliability and flexibility.

During the 2000 first half, the four carriers comprising the Yellow Corporation Regional Carrier Group - Saia Motor Freight Line, Jevic Transportation, WestEx and Action Express - reported combined operating income of $14.0 million, up
79.5 percent from $7.8 million in the 1999 first half. Revenue for the regional group was $395.3 million, up 77.4 percent from $222.8 million.

Saia reported first half 2000 revenue of $182.7 million and operating income was $7.2 million, compared with revenue of $171.3 million and operating income of $7.8 million in the 1999 first half. The 2000 first half operating ratio was 96.0, compared with 95.4 in the year-earlier half. First half 2000 results were helped by strong productivity trends, but hurt by higher accident and health care costs as well as some January weather effects. Saia experienced some softness in business levels in the second quarter and took aggressive steps to reduce costs.

Jevic, which was acquired July 9, 1999, reported first half revenue of $155.1 million and operating income of $6.8 million. As a stand-alone company in the first half of 1999, Jevic reported revenue of $132.9 million and operating income of $10.2 million. The 2000 first half operating ratio for Jevic was 95.6, compared with 92.3 in the 1999 first half. Current half operating income includes $1.0 million in acquisition goodwill amortization that was not applicable to the 1999 first half results. Jevic was affected more than the company's other subsidiaries by truckload type trends, specifically higher fuel prices and some driver shortages, that increased operating expenses.


WestEx reported first half revenue of $36.8 million, up 8.9 percent from $33.8 million in the 1999 first half. WestEx had a first half 2000 operating ratio of
101.2. Action Express reported first half revenue of $20.6 million, up 16.9 percent from $17.7 million in the 1999 first half. Action Express had a first half operating ratio of 97.7.


During the first half of 2000, market fuel prices rose above the company's fuel hedge contract prices, resulting in a benefit that partially offset the increased fuel cost. The company's hedges expired in July 2000.

Corporate and other business development expenses were $7.7 million in the 2000 first half, up from $3.3 million in the first half of 1999. The company continues to evaluate a number of strategic initiatives to increase shareholder value.

Nonoperating expenses increased to $12.9 million in the first half of 2000 compared to $5.7 million in the first half of 1999 due to increased financing costs resulting primarily from the Jevic acquisition. The effective tax rate was
41.8 percent in the 2000 first half compared to 41.5 percent in the 1999 first half.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to a variety of market risks, including the effects of interest rates, fuel prices and foreign currency exchange rates. To ensure adequate funding through seasonal business cycles and minimize overall borrowing costs, the company utilizes a variety of both fixed rate and variable rate financial instruments with varying maturities. At June 30, 2000 approximately 66% percent of the company's long-term financing including ABS is at variable rates with the balance at fixed rates. The company uses interest rate swaps to hedge a portion of its exposure to variable interest rates.

The company used swaps as hedges in order to manage a portion of its exposure to variable diesel prices. These agreements provided protection from rising fuel prices, but limited the ability to benefit from price decreases below the purchase price of the agreement. The swap transactions were generally based on the price of heating oil. Based on historical information, the company believes the correlation between the market prices of diesel fuel and heating oil was highly effective.

The company's revenues and operating expenses, assets and liabilities of its Canadian and Mexican subsidiaries are denominated in foreign currencies, thereby creating exposures to changes in exchange rates, however the risks related to foreign currency exchange rates are not material to the company's consolidated financial position or results of operations.

The following table provides information about the company's debt instruments (including off balance sheet asset backed securitization (ABS))and interest rate swaps as of June 30, 2000. For debt obligations the table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. Medium-term notes included in fixed rate debt maturing within one year, and intended to be refinanced are classified as long-term in the consolidated balance sheet. For interest rate swaps the table presents notional amounts (in millions) and weighted average interest rates by contractual maturity. Weighted average variable rates are based on the 30-day LIBOR rate at June 30, 2000.

Debt Instrument Information

                                                                                          There-                  Fair
                                  2000       2001        2002       2003        2004      after       Total      Value
                                 ------     ------      ------     ------      ------     ------      ------     ------
Fixed Rate Debt................  $ 23.9       $7.3      $ 22.2     $ 19.5      $ 16.3     $ 53.1      $142.3     $138.2
  Average interest rate........   6.81%      8.24%       7.35%      6.29%       6.62%      6.97%
Variable Rate Debt.............    $0.7     $101.5        $5.8       $5.1        $0.2     $ 15.0      $128.3     $128.3
  Average interest rate........   7.34%      6.87%       7.26%      5.15%       8.79%      6.29%
Off Balance Sheet ABS..........  $142.0                                                               $142.0     $142.0
  Average interest rate........   6.56%
Interest Rate Swaps
  Notional amount..............    $0.7       $1.5        $5.8       $0.1        $0.2       $4.6      $ 12.9     $ 12.8
    Ave. pay rate (fixed)......   5.81%      5.81%       5.70%      7.65%       7.65%      7.65%
    Ave. receive rate
      (variable)...............   7.34%      7.35%       7.26%      8.79%       8.79%      8.79%


The company used heating oil swaps as diesel fuel hedging instruments. The swaps are sensitive to changes in commodity prices. At June 30, 2000 the company had contracts on 2.5 million gallons and the weighted average contract price was $.4478. The contracts had a fair value, based on quoted market prices, of $963 thousand at June 30, 2000 and matured in July 2000. The company also maintained fuel inventories for use in normal operations at June 30, 2000, which were not material to the company's financial position and represented no significant market exposure

Statements contained herein that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the company's expectations, hopes, beliefs and intentions on strategies regarding the future. It is important to note that the company's actual future results could differ materially from those projected in such forward-looking statements because of a number of factors, including but not limited to inflation, labor relations, inclement weather, competitor pricing activity, expense volatility and a downturn in general economic activity.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders - None


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits
      (27) - Financial Data Schedule (for SEC use only)

(b)   Reports on Form 8-K

      On June 23, 2000 Yellow Corporation announced that the company's Board of Directors authorized management to purchase Yellow Corporation common shares in the open market up to a limit of $25 million. The program is being funded through reductions in the 2000 capital expenditure plan that was originally projected at $177 million.

      Yellow Freight System, a Yellow Corporation subsidiary, announced July 14, 2000 that it will implement a general rate increase averaging 5.9 percent effective August 1 for customers not currently on contract rates. The adjustment affects about half of Yellow Freight's revenue base. The remaining business is subject to individually negotiated price increases at contract renewal dates.

                           Yellow Freight System, Inc.
                              Financial Information
                  For the Quarter and Six Months Ended June 30
                             (Amounts in thousands)

                               Second Quarter                         Six Months
                            --------------------               ----------------------
                              2000       1999           %        2000          1999            %
                            --------    --------       ---     ---------    ---------         --
Operating revenue .....     696,658     638,817        9.1     1,377,027    1,251,603         10.0

Operating income ......      43,328      22,569                                64,984       31,520

Operating ratio .......        93.8      96.5                                    95.3         97.5

Total assets at June 30                                          759,660      774,257



                                                                                 Second Quarter
                                        Second Quarter                           Amount/Workday
                                    -----------------------                   -------------------
                                     2000            1999          %            2000         1999           %
                                    -------        --------       ---         --------     --------        ---
Workdays                                                                        (64)         (64)

Financial statement.... LTL         645,405        586,756        10.0        10,084.5      9,168.1        10.0
revenue                 TL           54,905         51,868         5.9           857.9        810.4         5.9
                        Other        (3,652)           193        NM             (57.1)         3.0        NM
                        Total       696,658        638,817         9.1        10,885.3      9,981.5         9.1

Revenue excluding...... LTL         645,405        586,756        10.0        10,084.5      9,168.1        10.0
revenue recognition     TL           54,905         51,868         5.9           857.9        810.4         5.9
adjustment              Other             5             (5)       NM               0.1         (0.1)       NM
                        Total       700,315        638,619         9.7        10,942.5      9,978.4         9.7

Tonnage................ LTL           1,792          1,713         4.6           28.00        26.76         4.6
                        TL              352            353        (0.2)           5.50         5.51        (0.2)
                        Total         2,144          2,066         3.8           33.50        32.27         3.8

Shipments.............. LTL           3,594          3,502         2.6           56.16        54.71         2.6
                        TL               48             48         0.6            0.75         0.75         0.6
                        Total         3,642          3,550         2.6           56.91        55.46         2.6

Revenue/cwt............ LTL          18.01          17.13          5.1
                        TL            7.80           7.36          6.1
                        Total        16.33          15.46          5.6

Revenue/shipment....... LTL         179.56         167.57          7.2
                        TL        1,139.55       1,082.72          5.2
                        Total       192.26         179.92          6.9



                          Saia Motor Freight Line, Inc.
                              Financial Information
                  For the Quarter and Six Months Ended June 30
                             (Amounts in thousands)

                            Second Quarter                   Six Months
                           ----------------              -------------------
                            2000      1999        %        2000      1999          %
                           ------    ------      ---     --------   --------      ---
Operating revenue ........ 92,223    85,096      8.4      182,668    171,349      6.6

Operating income .........  3,474     2,771                 7,247      7,814

Operating ratio ..........   96.2      96.7                  96.0       95.4

Total assets at June 30...                                234,340    222,734



                                                                            Second Quarter
                                          Second Quarter                    Amount/Workday
                                       --------------------       ---    --------------------
                                         2000        1999          %       2000        1999      %
                                       --------    --------       ---    --------    --------   ---
Workdays                                                                    (64)       (64)

Financial statement .........   LTL     83,341      76,058        9.6     1,302.2    1,188.4    9.6
Revenue                         TL       8,882       9,038       (1.7)      138.8      141.2   (1.7)
                                Total   92,223      85,096        8.4     1,441.0    1,329.6    8.4

Revenue excluding ...........   LTL     83,375      76,050        9.6     1,302.7    1,188.3    9.6
Revenue recognition             TL       8,886       9,037       (1.7)      138.8      141.2   (1.7)
Adjustment                      Total   92,261      85,087        8.4     1,441.5    1,329.5    8.4

Tonnage .....................   LTL        450         421        7.0        7.04       6.58    7.0
                                TL         144         154       (6.4)       2.25       2.40   (6.4)
                                Total      594         575        3.4        9.29       8.98    3.4

Shipments ...................   LTL        833         775        7.4       13.01      12.11    7.4
                                TL          15          15       (1.0)        .23        .23   (1.0)
                                Total      848         790        7.3       13.24      12.34    7.3

Revenue/cwt .................   LTL       9.26        9.03        2.5
                                TL        3.09        2.94        5.0
                                Total     7.76        7.40        4.9

Revenue/shipment ............   LTL     100.14       98.13        2.1
                                TL      596.74      601.10        (.7)
                                Total   108.87      107.70        1.1



                           Jevic Transportation, Inc.
                              Financial Information
                  For the Quarter and Six Months Ended June 30
                             (Amounts in thousands)


                            Second Quarter               Six Months
                          ------------------          -----------------
                            2000      1999       %      2000     1999        %
                          --------  --------   ----   -------   -------     ---
Operating revenue .......  76,727    67,051    14.4   155,142   132,883     16.8

Goodwill amortization....     520      --               1,021        --

Operating income ........   2,748     5,259             6,765    10,172

Operating ratio .........    96.4      92.2              95.6      92.3

Total assets at June 30                               262,411   170,617




                                                                                     Second Quarter
                                         Second Quarter                              Amount/Workday
                                     -----------------------                    ------------------------
                                      2000            1999          %             2000             1999          %
                                     -------         -------       ---          --------         --------       --
Workdays                                                                          (63)             (63)

Financial statement.... LTL           49,307         42,329        16.5            782.7           671.9       16.5
revenue................ TL            27,420         24,722        10.9            435.2           392.4       10.9
                        Total         76,727         67,051        14.4          1,217.9         1,064.3       14.4

Revenue excluding...... LTL           49,552         42,241        17.3            786.5           670.5       17.3
revenue recognition.... TL            27,557         24,671        11.7            437.4           391.6       11.7
adjustment............. Total         77,109         66,912        15.2          1,223.9         1,062.1       15.2

Tonnage................ LTL              267            234        14.1             4.24           3.71        14.1
                        TL               357            340         4.9             5.66           5.40         4.9
                        Total            624            574         8.6             9.90           9.11         8.6

Shipments.............. LTL              222            196        13.4             3.53           3.11        13.4
                        TL                38             35        10.5             0.61           0.55        10.5
                        Total            260            231        13.0             4.14           3.66        13.0

Revenue/cwt............ LTL             9.29           9.03         2.8
                        TL              3.86           3.63         6.5
                        Total           6.18           5.83         6.1

Revenue/shipment....... LTL           222.95         215.57         3.4
                        TL            721.92         714.46         1.0
                        Total         296.09         290.32         2.0


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            YELLOW CORPORATION
                                          ------------------------------
                                          Registrant


Date:    August 10, 2000                  /s/  William D. Zollars
     -------------------                  ------------------------------
                                           William D. Zollars
                                          Chairman of the Board of
                                          Directors, President & Chief
                                          Executive Officer


Date:    August 10, 2000                  /s/  H.A. Trucksess,III
     --------------------                 -------------------------
                                            H.A. Trucksess,III
                                          President Regional Carrier Group
                                          & Chief Financial Officer