Form 10-Q
period 2000-09-30
YELLOW CORP
filed 2000-11-14
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                              ------------------

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

                                   Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at October 31, 2000
             -----                             -------------------------------
  Common Stock, $1 Par Value                            23,724,841 shares

                               YELLOW CORPORATION


                                     INDEX



Item                                                                        Page
                                                                            ----
                                     PART I

1.    Financial Statements

      Consolidated Balance Sheets -
        September 30, 2000 and December 31, 1999                             3

      Statements of Consolidated Operations -
        Quarter and Nine Months Ended September 30, 2000 and 1999            4

      Statements of Consolidated Cash Flows -
        Nine Months Ended September 30, 2000 and 1999                        5

      Notes to Consolidated Financial Statements                             6

2.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                        9

3.    Quantitative and Qualitative Disclosures About Market Risk            14


                                     PART II

6.    Exhibits and Reports on Form 8-K                                      16

Signatures                                                                  20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                      Yellow Corporation and Subsidiaries
                    (Amounts in thousands except share data)
                                  (Unaudited)

                                                  September 30,       December 31,
                                                           2000               1999
                                                  -------------       ------------
ASSETS

CURRENT ASSETS:
    Cash                                             $   28,894         $   22,581
    Accounts receivable                                 258,381            265,302
    Prepaid expenses and other                           44,199             64,009
                                                     ----------         ----------
        Total current assets                            331,474            351,892
                                                     ----------         ----------

PROPERTY AND EQUIPMENT:
    Cost                                              2,143,526          2,093,470
    Less - Accumulated depreciation                   1,239,623          1,226,698
                                                     ----------         ----------
        Net property and equipment                      903,903            866,772
                                                     ----------         ----------
GOODWILL AND OTHER ASSETS                               106,915            106,919
                                                     ----------         ----------
                                                     $1,342,292         $1,325,583
                                                     ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and checks outstanding          $  122,661         $  135,177
    Wages and employees' benefits                       187,621            172,471
    Other current liabilities                           137,460            124,769
    Current maturities of long-term debt                122,441              2,392
                                                     ----------         ----------
        Total current liabilities                       570,183            434,809
                                                     ----------         ----------

OTHER LIABILITIES:
    Long-term debt                                      137,185            274,015
    Deferred income taxes                                82,806             79,005
    Claims, insurance and other                         106,743            128,374
                                                     ----------         ----------
        Total other liabilities                         326,734            481,394
                                                     ----------         ----------

SHAREHOLDERS' EQUITY:
    Common stock, $1 par value                           29,845             29,437
    Capital surplus                                      21,723             16,063
    Retained earnings                                   507,718            454,177
    Accumulated other comprehensive income               (2,741)            (2,322)
    Treasury stock                                     (111,170)           (87,975)
                                                     ----------         ----------
        Total shareholders' equity                      445,375            409,380
                                                     ----------         ----------
                                                     $1,342,292         $1,325,583
                                                     ==========         ==========

        The accompanying notes are an integral part of these statements.

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                      Yellow Corporation and Subsidiaries
       For the Quarter and Nine Months Ended September 30, 2000 and 1999
                  (Amounts in thousands except per share data)
                                  (Unaudited)


                                                                 Third Quarter                        Nine Months
                                                         ---------------------------         ----------------------------
                                                           2000              1999               2000              1999
                                                         ---------        ----------         ----------        ----------
OPERATING REVENUE                                        $ 918,898        $ 860,983          $2,705,150        $2,344,537
                                                         ---------        ---------          ----------        ----------

OPERATING EXPENSES:
   Salaries, wages and benefits                            564,569          541,427           1,674,782         1,500,088
   Operating expenses and supplies                         143,636          126,456             420,706           354,394
   Operating taxes and licenses                             27,513           26,375              83,965            72,901
   Claims and insurance                                     20,332           19,111              60,928            52,606
   Depreciation and amortization                            32,062           29,683              95,179            79,241
   Purchased transportation                                 87,425           84,039             254,939           215,384
                                                         ---------        ---------          ----------        ----------
        Total operating expenses                           875,537          827,091           2,590,499         2,274,614
                                                         ---------        ---------          ----------        ----------

INCOME FROM OPERATIONS                                      43,361           33,892             114,651            69,923
                                                         ---------        ---------          ----------        ----------

NONOPERATING (INCOME) EXPENSES:
    Interest expense                                         5,127            4,544              15,071            10,295
    Other, net                                               3,720            1,662               6,627             1,629
                                                         ---------        ---------          ----------        ----------

        Nonoperating expenses, net                           8,847            6,206              21,698            11,924
                                                         ---------        ---------          ----------        ----------

INCOME BEFORE INCOME TAXES                                  34,514           27,686              92,953            57,999

INCOME TAX PROVISION                                        14,961           11,775              39,412            24,355
                                                         ---------        ---------          ----------        ----------

NET INCOME                                               $  19,553        $  15,911          $   53,541        $   33,644
                                                         =========        =========          ==========        ==========



AVERAGE SHARES OUTSTANDING-BASIC                            24,427           24,866              24,949            25,042
                                                         =========        =========          ==========        ==========

AVERAGE SHARES OUTSTANDING-DILUTED                          24,503           25,009              25,075            25,211
                                                         =========        =========          ==========        ==========

BASIC EARNINGS PER SHARE                                 $     .80        $     .64          $     2.15        $     1.34

DILUTED EARNINGS PER SHARE                               $     .80        $     .64          $     2.14        $     1.33



        The accompanying notes are an integral part of these statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                      Yellow Corporation and Subsidiaries
             For the Nine Months Ended September 30, 2000 and 1999
                             (Amounts in thousands)
                                  (Unaudited)


                                                                            2000                 1999
                                                                       ---------            ---------
OPERATING ACTIVITIES:
        Net cash from operating activities                             $ 151,993            $ 219,006
                                                                       ---------            ---------

INVESTING ACTIVITIES:
    Acquisition of property and equipment                               (141,489)            (123,182)
    Acquisition of Jevic, net of cash acquired                                 -             (164,507)
    Proceeds from disposal of property and equipment                      29,899                4,975
    Other                                                                 (1,343)                   -
                                                                       ----------           ---------

        Net cash used in investing activities                           (112,933)            (282,714)
                                                                       ---------            ---------

FINANCING ACTIVITIES:
    Treasury stock purchases                                             (21,868)             (14,824)
    Proceeds from stock options and other, net                             5,951                  632
    Increase (decrease) in long-term debt                                (16,830)              74,818
                                                                       ----------           ---------

        Net cash provided by (used in) financing activities              (32,747)              60,626
                                                                       ----------           ---------

NET INCREASE (DECREASE) IN CASH                                            6,313               (3,082)

CASH, BEGINNING OF PERIOD                                                 22,581               25,522
                                                                       ---------            ---------

CASH, END OF PERIOD                                                    $  28,894            $  22,440
                                                                       =========            =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid, net                                                 $  36,304            $   8,922
                                                                       =========            =========

Interest paid                                                          $  12,862            $   6,620
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

2. The company provides freight transportation services primarily to the less-than-truckload (LTL) market in North America through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Saia Motor Freight Line, Inc. (Saia), WestEx, Inc. (WestEx) and Action Express, Inc. (Action). The company acquired Jevic Transportation, Inc. (Jevic) on July 9, 1999. Jevic is a hybrid LTL and TL carrier operating principally in the Northeast. Yellow Technologies, Inc. is a subsidiary that provides information technology and other services to the company and its subsidiaries. For the quarter ended September 30, 2000 Yellow Freight comprised approximately 78 percent of total revenue while Saia comprised approximately 10 percent and Jevic approximately 8 percent of total revenue.

3. Transportation.com is an Internet transportation services company funded by Yellow Corporation and the venture capital firms, TL Ventures and EnerTech Capital Partners. On June 30, Transportation.com successfully introduced the first of a broad suite of web-based services designed to serve both shippers and carriers over the Internet.

4. The company reports financial and descriptive information about its reportable operating segments on a basis consistent with that used internally for evaluating segment operating performance and allocating resources to segments. The company has three reportable segments which are strategic business units that offer different products and services. Yellow Freight is a unionized carrier that provides comprehensive national LTL service as well as international service throughout North America. Saia is a regional LTL carrier that provides overnight and second-day service in twelve southeastern states and Puerto Rico. Jevic is a hybrid regional heavy LTL and TL carrier that provides service primarily in the Northeastern states. The segments are managed separately because each requires different operating, technology and marketing strategies and processes. The company evaluates performance primarily on operating income and return on capital

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the company's 1999 Annual Report to Shareholders. The company also charges a trade name fee to Yellow Freight (1% of revenue) for use of the company's trademark. Interest and intersegment transactions are recorded at current market rates. Income taxes are allocated in accordance with a tax sharing agreement in proportion to each segment's contribution to the parent's consolidated tax status. The following table summarizes the company's operations by business segment (in thousands):



                                                 Yellow                                    Corporate
                                                 Freight         Saia          Jevic       and Other       Consolidated
                                               -----------     ---------      --------     ---------       ------------
   As of Sept. 30, 2000
     Identifiable assets                       $  785,879       $235,197      $259,318      $ 61,898       $1,342,292

   As of December 31, 1999
     Identifiable assets                       $  743,681       $228,653      $257,099      $ 96,150       $1,325,583

   Three months ended Sept. 30, 2000
     Operating revenue                         $  715,138       $ 93,392      $ 74,867      $ 35,501       $  918,898
     Income from operations                        39,450          4,821         3,055        (3,965)          43,361

   Three months ended Sept. 30, 1999
     Operating revenue                         $  675,412       $ 89,137        63,380      $ 33,054       $  860,983
     Income from operations                        26,590          4,698         4,467        (1,863)          33,892

   Nine months ended Sept. 30, 2000
     Operating revenue                         $2,092,165       $276,060      $230,009      $106,916       $2,705,150
     Income from operations                       104,434         12,068         9,820       (11,671)         114,651

   Nine months ended Sept. 30, 1999
     Operating revenue                         $1,927,015       $260,487        63,380      $ 93,655       $2,344,537
     Income from operations                        58,110         12,512         4,467        (5,166)          69,923


2. On July 9, 1999 the company completed a cash tender offer for all of the common stock of Jevic Transportation, Inc. at $14 share. The transaction was accounted for as a purchase. The aggregate purchase price of the stock, including vested stock options and transaction costs was approximately $160.8 million, net of an anticipated $4.3 million tax benefit relating to the cost of the stock options. Transaction costs relate primarily to legal and professional fees (in millions).

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

                                                 Third Quarter                      Nine Months
                                          --------------------------         -------------------------
                                             2000             1999              2000           1999
                                          ---------         --------         ----------     ----------
       Operating revenue                  $918,898          $867,346         $2,705,150     $2,483,783
       Net income                           19,553            15,971             53,541         34,926
       Diluted earnings per share              .80               .64               2.14           1.39

2. The difference between average common shares outstanding used in the computation of basic earnings per share and fully diluted earnings per share is attributable to outstanding common stock options.

3. The company's comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income for the third quarter ended September 30, 2000 and 1999 was $19.4 million and $16.0 million, respectively. Comprehensive income for the nine months ended September 30, 2000 and 1999 was $53.1 million and $34.3 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

                September 30, 2000 Compared to December 31, 1999

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

At September 30, 2000 available unused capacity under the bank credit agreement was $111 million, The bank credit agreement has a maturity date of September 2001. Accordingly, the company has classified its borrowings under this facility as current in the September 30, 2000 balance sheet. The company expects to renew this facility in the first quarter of 2001.

Working capital is reduced through Yellow Freight's asset backed securitization agreement (ABS). Capacity under the ABS agreement was increased to $200 million, from $175 million, in July 2000. Accounts receivable at September 30, 2000 and December 31, 1999 are net of $172.5 million and $135 million of receivables sold under the ABS agreement. Including the effects of the ABS transactions and the current classification of debt discussed above, working capital decreased $155.8 million during the first nine months of 2000. This resulted in a working capital deficit of $238.7 million at September 30, 2000 compared to an $82.9 million working capital deficit at December 31, 1999. Increases in accounts receivable, excluding the effects of ABS transactions and decreases in accounts payable and checks outstanding were largely offset by decreases in prepaid expenses. The company can operate with a deficit working capital position because of rapid turnover of accounts receivable, effective cash management and ready access to funding.

Net capital expenditures for the first nine months of 2000 were $112.9 million. Subject to ongoing review, total net capital spending for 2000 is expected to total approximately $145 million.

On June 23, 2000 Yellow Corporation announced that the company's Board of Directors authorized management to purchase Yellow Corporation common shares in the open market up to a limit of $25 million. The program was funded through reductions in the 2000 capital expenditure plan that was originally projected at $177 million. The company had substantially completed the repurchase program at September 30, 2000.

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

RESULTS OF OPERATIONS

          Comparison of Three Months Ended September 30, 2000 and 1999

Net income for the third quarter ended September 30, 2000 was $19.6 million, or $.80 per share, compared with net income of $15.9 million, or $.64 per share in the 1999 third quarter. Net income grew 22.9 percent and earnings per share were up 25.0 percent over the 1999 third quarter.

Consolidated operating revenue was $919 million, up 7.6 percent on a per-day basis from $861 million in the 1999 third quarter. Consolidated operating income was $43.4 million, up 27.9 percent from $33.9 million in the prior year period.

Yellow Freight, the company's largest subsidiary, reported third quarter operating income of $39.5 million up 48.4 percent from $26.6 million in the 1999 third quarter.

Yellow Freight's revenue for the third quarter was $715 million, up 7.6 percent on a per-day basis from $675 million in the prior year's period. The 2000 third quarter operating ratio was 94.5, compared with 96.1 a year earlier.

Yellow Freight's third quarter less-than-truckload (LTL) tonnage decreased by
2.1 percent on a per-day basis and the number of LTL shipments decreased 3.1 percent on a per-day basis. However, LTL revenue per shipment improved by 10.1 percent over the 1999 third quarter. Yellow freight benefited from a fuel surcharge that offset the rapidly rising cost of diesel fuel. Yellow Freight also implemented a 5.9 percent price increase effective August 1, 2000, one month earlier than the effective date of the September 1, 1999 price increase.

Yellow Freight continues to open a series of corridor hubs that further enable the company to significantly increase its two-day and three-day service by scheduling more direct point-to-point routes and by utilizing more driver sleeper teams. Exact Express, an expedited, time-definite air and ground delivery service, also experienced continued growth with revenue per-day increasing 46 percent over the 1999 third quarter.

During the 2000 third quarter, the four carriers comprising the Yellow Corporation Regional Carrier Group - Saia Motor Freight Line, Jevic Transportation, WestEx and Action Express - reported combined operating income of $6.6 million compared with 9.6 million in the 1999 third quarter. Revenue for the regional group was $197 million compared with $180 million in the 1999 third quarter. Revenue per day increased by 7.0 percent over the prior year's period.

At Saia, third quarter 2000 revenue was $93 million and operating income was $4.8 million, compared with revenue of $89 million and operating income of $4.7 million in the 1999 third quarter. The 2000 third quarter operating ratio was 94.8, compared with 94.7 in the year-earlier quarter. Saia's LTL tonnage was up
3.4 percent and LTL shipments were up 2.0 percent on a per-day basis over the 1999 third quarter.

Jevic, which was acquired on July 9, 1999 reported third quarter 2000 revenue of $75 million and operating income of $3.1 million. On a comparative basis, Jevic had third quarter 1999 revenue of $70 million and operating income of $4.9 million. The 2000 third quarter operating ratio for Jevic was 95.9, compared with 92.9 in the 1999 third quarter. A combination of higher costs, particularly fuel, and increased competitive conditions weakened margins. Jevic's tonnage was up 2.4 percent on a per-day basis over the 1999 third quarter. Jevic's shipments increased 8.4 percent on a per-day basis over the 1999 third quarter.

WestEx reported third quarter revenue of $18 million compared to $19 million in the third quarter of 1999. Excluding a $1.5 million one-time expense, WestEx had a third quarter operating ratio of 100.7. Action Express reported third quarter revenue of $11 million compared with $9 million in the 1999 third quarter. Action Express had a third quarter operating ratio of 96.6.

Corporate and other business development expenses were $2.7 million in the 2000 third quarter, up from $2.3 million in the third quarter of 1999.

Nonoperating expenses increased to $8.8 million in the third quarter of 2000 compared to $6.2 million in the third quarter of 1999 due to increased financing costs and approximately $1.6 million pre-tax loss pertaining to ongoing business development expenses at Transportation.com. The effective tax rate was 43.3 percent in the 2000 third quarter compared to 42.5 percent in the 1999 third quarter.

          Comparison of Nine Months Ended September 30, 2000 and 1999

Net income for the nine months ended September 30, 2000 was $53.5 million or $2.14 per share (diluted), a 61 percent improvement over earnings per share in the first nine months of 1999. Net income for the nine months ended September 30, 1999 was $33.6 million or $1.33 per share (diluted). Operating revenue for the first nine months of 2000 was $2.705 billion, an increase of 15.4 percent over operating revenue of $2.345 billion for the first nine months of 1999. Results for the nine months ended September 30 1999 do not include operating results of Jevic, prior to the acquisition date of July 9, 1999.

Yellow Freight, the company's national LTL segment had operating income of $104.4 million for the first nine months of 2000. Excluding a $14.2 million nonrecurring pre-tax net gain Yellow Freight recorded operating income of $90.2 million, an increase of 55% over operating income of $58.1 million in the first nine months of 1999. Yellow Freight's operating ratio was 95.0 in the nine months of 2000 versus 97.0 in the first nine months of 1999.

Yellow Freight's operating revenue for the first nine months of 2000 was $2.092 billion, an 8.0 percent increase on a per-day basis over operating revenue of $1.927 billion in the first nine months of 1999. Less-than-truckload (LTL) tonnage increased by 2.2 percent on a per-day basis over the first nine months of 1999 and the number of LTL shipments was up 0.5 percent on a per-day basis. Revenue per LTL shipment improved by 7.7 percent over the first nine months of 1999. Yellow Freight also benefited from a fuel surcharge that offset rapidly rising costs of diesel fuel throughout the first nine months of 2000. Yellow Freight also implemented a 5.9 percent price increase effective August 1, 2000, one month earlier than the effective date of the September 1, 1999 price increase.

Business volume for the first nine months of 2000 was strong because of the robust economy, wide-ranging service improvements and a growing service portfolio. On March 12, Yellow implemented one of the most successful changes of operations in its history, completing a high-speed sleeper team network and introducing an all-new Corridor Hub in the Cleveland area. These changes will allow Yellow Freight to increase its 2-day service offering to 50 percent of their total lanes by year-end, while greatly improving reliability and flexibility.

During the first nine months of 2000, the four carriers comprising the Yellow Corporation Regional Carrier Group - Saia Motor Freight Line, Jevic Transportation, WestEx and Action Express - reported combined operating income of $20.6 million, up 18.2 percent from $17.4 million in the first nine months of 1999. Revenue for the regional group was $592 million, up 46.9 percent from $403 million in the first nine months of 1999.

Saia reported revenue of $276 million and operating income was $12.1 million for the first nine months of 2000, compared with revenue of $260 million and operating income of $12.5 million for the first nine months of 1999. Saia's operating ratio was 95.6 for the first nine months of 2000, compared with 95.2 for the first nine months of 1999. Year-to-date 2000 results were helped by strong productivity trends, but hurt by higher accident and health care costs as well as some January weather effects. Saia experienced some softness in business levels early in the second quarter and took aggressive steps to reduce costs.

Jevic, which was acquired July 9, 1999, reported revenue of $230 million and operating income of $9.8 million for the first nine months of 2000. On a comparative basis, Jevic had revenue of $203 million and operating income of $15.1 million for the first nine months of 1999. The 2000 year-to-date operating ratio for Jevic was 95.7, compared with 92.5 for the first nine months of 1999. Jevic's results for the first nine months of 2000 include $1.5 million in acquisition goodwill amortization compared to $0.5 million for the comparable nine-month period in 1999. Jevic was affected more than the company's other subsidiaries by truckload type trends, specifically higher fuel prices and some driver shortages, that increased operating expenses as well as increased competitive conditions that weakened margins.

WestEx reported revenue of $55 million for the first nine months of 2000, up 3.8 percent on a per day basis from $52 million for the comparable 1999 period. Excluding a $1.5 million one-time expense, WestEx had an operating ratio of
101.1 for the first nine months of 2000. Action Express reported revenue of $31 million for the first nine months of 2000, up 16.0 percent on a per-day basis from $27 million in the first nine months of 1999. Action Express had an operating ratio of 97.3 for the first nine months of 2000.

The company's hedging contracts expired in July 2000. During the first half of 2000, market fuel prices rose above the company's fuel hedge contract prices, resulting in a benefit that partially offset the increased fuel cost. Corporate and other business development expenses were $10.4 million for the first nine months of 2000, up from $5.6 million for the first nine months of 1999. The current year corporate and business development expenses include $3.5 million for on going business development expenses associated with Transportation.com.

Nonoperating expenses increased to $21.7 million in the nine months of 2000 compared to $11.9 million in the first nine months of 1999 due to increased financing costs resulting primarily from the Jevic acquisition and approximately $1.6 million pre-tax loss pertaining to ongoing business development expenses at Transportation.com. The effective tax rate was 42.4 percent for the first nine months of 2000 compared to 42.0 percent for the first nine months of 1999.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to a variety of market risks, including the effects of interest rates, fuel prices and foreign currency exchange rates. To ensure adequate funding through seasonal business cycles and minimize overall borrowing costs, the company utilizes a variety of both fixed rate and variable rate financial instruments with varying maturities. At September 30, 2000 approximately 70% percent of the company's debt financing, including ABS, is at variable rates with the balance at fixed rates. The company uses interest rate swaps to hedge a portion of its exposure to variable interest rates.

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

The following table provides information about the company's debt instruments (including off balance sheet ABS)and interest rate swaps as of September 30, 2000. For debt obligations the table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. For interest rate swaps the table presents notional amounts (in millions) and weighted average interest rates by contractual maturity. Weighted average variable rates are based on the 30-day LIBOR rate at September 30, 2000.

Debt Instrument Information



                                                                                                                        Fair
                                        2000       2001        2002       2003        2004     Thereafter    Total      Value
                                       ------     ------      ------     ------      ------    ----------   ------     ------
Fixed Rate Debt                        $ 13.8       $7.3      $ 22.2     $ 19.5      $ 16.3     $ 52.5      $131.6     $129.0
  Average interest rate                 6.67%      8.24%       7.35%      6.29%       6.62%      6.97%
Variable Rate Debt                       $0.4     $101.5        $5.8       $5.1        $0.2     $ 15.0      $128.0     $128.0
  Average interest rate                 7.20%      6.87%       7.26%      5.15%       8.79%      6.29%
Off Balance Sheet ABS                  $172.5                                                               $172.5     $172.5
  Average interest rate                 6.75%
Interest Rate Swaps
  Notional amount                        $0.4       $1.5        $5.8       $0.1        $0.2       $4.6      $ 12.6     $ 12.5
    Ave. pay rate (fixed)               5.81%      5.81%       5.70%      7.65%       7.65%      7.65%
    Ave. receive rate                   7.20%      7.20%       7.11%      8.74%       8.74%      8.74%
      (variable)

The company used heating oil swaps as diesel fuel hedging instruments. The swaps are sensitive to changes in commodity prices. However, at September 30, 2000 the company had no contracts. The company also maintained fuel inventories for use in normal operations at September 30, 2000, which were not material to the company's financial position and represented no significant market exposure.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
        (27) - Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K
         On October 19, 2000 Yellow Corporation filed a correction for a typographical error contained in its third quarter 2000 earnings release.

                          Yellow Freight System, Inc.
                             Financial Information
                       For the Quarter Ended September 30
                             (Amounts in thousands)




                                              Third Quarter                                 Nine Months
                                        ------------------------                     -------------------------
                                          2000            1999            %            2000            1999         %
                                        --------        --------         ---         ---------       ---------     ---
Operating revenue                        715,138        675,412          5.9         2,092,165       1,927,015     8.6

Operating income                          39,450         26,590                        104,434          58,110

Operating ratio                             94.5           96.1                           95.0            97.0

Total assets at September 30                                                           785,879         781,689


                                                                                          Third Quarter
                                             Third Quarter                               Amount/Workday
                                        -----------------------                    ---------------------------
                                          2000          1999            %            2000              1999           %
                                        --------      ---------        ---         --------         ----------       ---
Workdays                                                                             (63)              (64)

Financial statement     LTL              656,101        624,900        5.0          10,414.3          9,764.1        6.7
revenue                 TL                54,842         54,334        0.9             870.5            849.0        2.5
                        Other              4,195         (3,822)        NM              66.6            (59.7)        NM
                        Total            715,138        675,412        5.9          11,351.4         10,553.4        7.6

Revenue excluding       LTL              656,101        624,900        5.0          10,414.3          9,764.1        6.7
revenue recognition     TL                54,842         54,334        0.9             870.5            849.0        2.5
adjustment              Other                 (1)             3         NM               0.0              0.0         NM
                        Total            710,942        679,237        4.7          11,284.8         10,613.1        6.3

Tonnage                 LTL                1,752          1,819       (3.7)            27.82            28.43       (2.1)
                        TL                   346            361       (4.1)             5.49             5.64       (2.6)
                        Total              2,098          2,180       (3.8)            33.31            34.07       (2.2)

Shipments               LTL                3,514          3,685       (4.6)            55.78            57.58       (3.1)
                        TL                    47             49       (3.8)              .75              .77       (2.3)
                        Total              3,561          3,734       (4.6)            56.53            58.35       (3.1)

Revenue/cwt.            LTL                18.72          17.17        9.0
                        TL                  7.93           7.53        5.3
                        Total              16.94          15.58        8.7

Revenue/shipment        LTL               186.72         169.59       10.1
                        TL              1,157.47       1,102.77        5.0
                        Total             199.63         181.90        9.7

                         Saia Motor Freight Line, Inc.
                             Financial Information
                       For the Quarter Ended September 30
                             (Amounts in thousands)


                                             Third Quarter                               Nine Months
                                      ------------------------                    ------------------------
                                        2000            1999            %           2000            1999           %
                                      --------        --------         ---        --------        --------        ---
Operating revenue                      93,392         89,137           4.8         276,060         260,487        6.0

Operating income                        4,821          4,698                        12,068          12,512

Operating ratio                          94.8           94.7                          95.6            95.2

Total assets at September 30                                                       235,197         227,645



                                                                                       Third Quarter
                                          Third Quarter                               Amount/Workday
                                     ------------------------                    -------------------------
                                       2000            1999            %           2000             1999           %
                                     --------        --------         ---        --------         --------        ----
Workdays                                                                           (63)             (64)

Financial statement     LTL           85,177          80,281           6.1        1,352.0          1,254.4         7.8
Revenue                 TL             8,215           8,856          (7.2)         130.4            138.4        (5.8)
                        Total         93,392          89,137           4.8        1,482.4          1,392.8         6.4

Revenue excluding       LTL           85,378          80,379           6.2        1,355.2          1,255.9         7.9
Revenue recognition     TL             8,234           8,867          (7.1)         130.7            138.5        (5.7)
Adjustment              Total         93,612          89,246           4.9        1,485.9          1,394.4         6.6

Tonnage                 LTL              458             450           1.7           7.27             7.03         3.4
                        TL               127             148         (14.5)          2.01             2.32       (13.1)
                        Total            585             598          (2.3)          9.28             9.35         (.7)

Shipments               LTL              827             824            .4          13.12            12.87         2.0
                        TL                13              15         (10.1)           .21              .23        (8.6)
                        Total            840             839            .2          13.33            13.10         1.8

Revenue/cwt.            LTL             9.32            8.93           4.4
                        TL              3.25            2.99           8.6
                        Total           8.01            7.46           7.3

Revenue/shipment        LTL           103.26           97.59           5.8
                        TL            614.71          595.30           3.3
                        Total         111.41          106.43           4.7


                           Jevic Transportation, Inc.
                             Financial Information
                       For the Quarter Ended September 30
                             (Amounts in thousands)



                                             Third Quarter                               Nine Months
                                      ------------------------                    ------------------------
                                        2000            1999            %           2000            1999           %
                                      --------        --------         ---        --------        --------        ---
Operating revenue                      74,867         69,743           7.3        230,009          202,626        13.5

Goodwill amortization                     540            454                        1,561              454

Operating income                        3,055          4,949                        9,820           15,121

Operating ratio                          95.9           92.9                         95.7             92.5

Total assets at September 30                                                      259,318          259,730



                                                                                           Third Quarter
                                                Third Quarter                             Amount/Workday
                                         ------------------------                    -------------------------
                                           2000            1999            %           2000             1999          %
                                         --------        --------         ---        --------         --------       ---
Workdays                                                                             (62)              (64)

Financial statement     LTL              48,548           43,661          11.2         783.0             682.2       14.8
revenue                 TL               26,319           26,082           0.9         424.5             407.5        4.2
                        Total            74,867           69,743           7.3       1,207.5           1,089.7       10.8

Revenue excluding       LTL              48,634           43,870          10.9         784.4             685.5       14.4
revenue recognition     TL               26,361           26,213           0.6         425.2             409.6        3.8
adjustment              Total            74,995           70,083           7.0       1,209.6           1,095.1       10.5

Tonnage                 LTL                 259              241           7.5          4.17              3.76       10.9
                        TL                  336              359          (6.4)         5.43              5.62       (3.4)
                        Total               595              600          (0.8)         9.60              9.38        2.4

Shipments               LTL                 214              203           5.8          3.46              3.16        9.2
                        TL                   37               36           1.0          0.59              0.57        4.3
                        Total               251              239           5.1          4.05              3.73        8.4

Revenue/cwt.            LTL                9.40             9.12           3.1
                        TL                 3.92             3.65           7.5
                        Total              6.30             5.84           7.9

Revenue/shipment        LTL              226.91           216.51           4.8
                        TL               719.52           722.72          (0.4)
                        Total            298.83           293.37           1.9


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            YELLOW CORPORATION
                                            ------------------------------------
                                            Registrant


Date:  November 13, 2000                    /s/    WILLIAM D. ZOLLARS
     ---------------------                  ------------------------------------
                                             William D. Zollars
                                            Chairman of the Board of
                                            Directors, President & Chief
                                            Executive Officer


Date:  November 13, 2000                    /s/  H.A. TRUCKSESS,III
     ---------------------                  ------------------------------------
                                            H.A. Trucksess,III
                                            President Regional Carrier Group
                                            & Chief Financial Officer