Form 10-K
period 2000-12-31
YELLOW CORP
filed 2001-03-27
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2000
                          -----------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to _______________________

Commission file number 0-12255
                       -------

                               YELLOW CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                     48-0948788
----------------------------------            --------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

10990 Roe Avenue, P.O. Box 7563, Overland Park, Kansas                 66207
------------------------------------------------------               ---------
    (Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (913) 696-6100
                                                           ----------------

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

                                    Yes X No

The aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 2001 was $477,931,405.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                           Class                                                Outstanding at February 28, 2001
                           -----                                                --------------------------------
               Common Stock, $1 Par Value                                              24,122,112 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

    The following documents are incorporated by reference into the Form 10-K:
           1) 2000 Annual Report to Shareholders - Parts I, II and IV
           2) Proxy Statement dated March 5, 2001 - Part III

                               Yellow Corporation
                                    Form 10-K
                          Year Ended December 31, 2000


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

2000 Annual Report to Shareholders                                              Exhibit (13)

Consent of Independent Public Accountants                                       Exhibit (23)

                                     PART I

Item 1.        Business.

(a) Yellow Corporation and its wholly-owned subsidiaries are collectively referred to as "the company". The company provides transportation services primarily to the less-than-truckload (LTL) market throughout North America and, through partnership alliances, other international markets. The company sold Preston Trucking Company, its northeast regional LTL segment to a management group of three senior officers of Preston Trucking in the second quarter of 1998. In December 1998, the company acquired Action Express, Inc. a regional LTL carrier operating principally in the Pacific Northwest. In July 1999, the company acquired Jevic Transportation Inc. a fully integrated regional and inter-regional LTL and partial TL carrier. The company expanded their portfolio of transportation services with the introduction of Exact Express in 1998, Definite Delivery in 1999 and Regional Advantage in 2000. In 2000 the company and two other venture partners formed Transportation.com a non-asset based global Internet logistics company. The company continues to make significant investments in technology.

(b) The company provides interstate transportation of general commodity freight, primarily LTL, primarily by motor vehicle. The operation of the company is conducted among three primary business segments. Financial disclosures for these segments are presented in the Business Segments footnote on page 47 of the 2000 Annual Report to Shareholders, which is incorporated herein by reference.

(c) Yellow Corporation is a holding company providing freight transportation services through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Saia Motor Freight Line, Inc. (Saia), Jevic Transportation, Inc. (Jevic), WestEx, Inc. (WestEx), and Action Express, Inc. (Action). Subsequent to year-end, the company announced the integration of WestEx and Action into Saia, effective March 2001. Yellow Technologies, Inc. (Yellow Technologies) is a subsidiary that provides information technology services to the company and its subsidiaries. In addition, the company holds a 65 percent interest in Transportation.com, a global network logistics company providing a broad suite of on-line services for small to medium size shippers and carriers. The company employed an average of 32,900 persons in 2000.

         Yellow Freight, the company's principal subsidiary based in Overland Park, Kansas, accounted for 78% of total company revenue from continuing operations in 2000, 81% in 1999 and 86% in 1998. Yellow Freight, which operates with approximately 25,000 primarily unionized employees, is one of the nation's largest providers of LTL transportation services. It provides comprehensive national LTL service including next day and time definite delivery as well as international service to Mexico, Canada and, via alliances, Europe, the Asia/Pacific region, South America and Central America.

         Saia, which employs approximately 4,300 nonunion employees, is a regional LTL carrier headquartered in a suburb of Atlanta, Georgia provides overnight and second-day service in twelve Southern states and Puerto Rico. After the integration of WestEx and Action into Saia effective March 2001, Saia will provide service to twenty-one states including California, the Pacific Northwest and Rocky Mountain States. Saia accounted for 10% of total company revenue from continuing operations in 2000, 11% in 1999 and 12% in 1998.

         Jevic, which employs approximately 2,600 nonunion employees, is a fully integrated regional and inter-regional LTL and partial TL carrier and is operated as a separate subsidiary of the company. Jevic's operating system combines the high revenue yield characteristics of LTL carriers with the operating flexibility and low fixed costs of TL carriers. Jevic is headquartered in the Philadelphia metropolitan area and operates primarily in the Northeastern states. Jevic accounted for 9% of total company revenue from continuing operations in 2000 and 4% in 1999 from their acquisition date on July 9, 1999.

         Yellow Technologies is a 400 person wholly-owned subsidiary of the company providing innovative business solutions and new technologies to drive competitive advantage for Yellow Freight. Its headquarters is in Overland Park, Kansas.

         The operations of the freight transportation companies are partially regulated by the United States Department of Transportation and state regulatory bodies. The company's competition includes contract motor carriers, private fleets, railroads, other motor carriers and small shipment carriers. No single carrier has a dominant share of the motor freight market.

         The company operates in a highly price-sensitive and competitive industry, making pricing, customer service, effective asset utilization, and cost control major competitive factors. No single customer accounts for more than 10% of the company's total revenue. The company's revenue is subject to seasonal variations throughout the year. In addition, the company's business volumes are highly correlated to general and regional economic activity. The first quarter is generally the weakest while the third is the strongest. The availability and cost of fuel and labor can significantly impact the company's cost structure and earnings.

         Operating revenue for the company totaled 3.6 billion in 2000 an 11.2 percent increase over 1999 revenue of $3.2 billion. Operating income for the year was $152.5 million, a 41.9 percent increase over 1999 operating income of $107.5 million. Operating income for 2000 benefited from unusual items totaling $12.2 million, which consisted of property gains partially offset by integration costs. Operating income for 1999 was burden with net property losses classified as unusual items of $0.3 million. Income from continuing operations in 2000 was $69.3 million or $2.79 per share (all "per share" references are diluted) compared to income from continuing operations of $50.9 million in 1999 or $2.02 per share. The company recorded a $1.3 million after-tax charge in 2000 for discontinued operations or ($.05) per share to settle pending liabilities associated with the 1999 bankruptcy of Preston Trucking Company (Preston Trucking). Including this charge, net income for 2000 was $68.0 million or $2.74 per share.

         Yellow Freight's 2000 operating income was $141.8 million, a 66.1 percent increase over 1999 operating income of $85.4 million. Yellow Freight's 2000 operating income includes a $20.7 million pretax gain on the sale of real estate property in New York and a $6.5 million pretax loss on a obsolete computer aided dispatch/mobile data terminal technology application. Yellow Freight's 2000 operating revenue was $2.8 billion, up 6.4 percent from $2.6 billion in 1999. The 2000 operating ratio was 94.9, an improvement of 1.8 points over the 1999 operating ratio of 96.7.

         Saia had operating income of $16.5 million in 2000 compared to $16.8 million in 1999. Saia's revenue grew 5.0 percent to $367 million, up from $349 million in 1999. Saia's 2000 operating ratio was 95.5 compared to 95.2 in 1999.

         Jevic, which was acquired on July 9, 1999, had operating income of $14.3 million in 2000 compared to $10.1 million for the partial year of 1999. Jevic's revenue was $307 million in 2000 and $138 million for the partial year of 1999. Jevic's 2000 operating ratio was 95.3 compared to
         92.7 for the partial year of 1999. Operating results for 1999 reflect only contributions since the July 9 acquisition date.

         The western regional companies, (WestEx, and Action,) whose operations are being integrated with Saia, reported a combined operating loss of $4.7 million in 2000 compared to a combined income of $0.5 million in 1999. The 2000 operating loss for these companies included pretax charges of approximately $2.5 million to increase reserves primarily for insurance and revenue related accounts.

         The company has a 65 percent interest in Transportation.com; a non-asset based global logistics company that delivers services through its Internet technology. Since its launch in June 2000, Transportation.com has continued its rollout of a broad suite of web-based services designed to serve small to medium-sized shippers and carriers. In the first half of 2000, the company recorded operating expense of approximately $3.5 million in business development expenses related to Transporation.com. Beginning in the second half of 2000, the company began accounting for their investment in Transportation.com as an unconsolidated joint venture under the equity method of accounting. The company's proportionate share of business development expenses of Transportation.com for the second half of the year was approximately $3.3 million and is reflected as non-operating expense.

         The company's operations are further described in Management's Discussion and Analysis in the 2000 Annual Report to Shareholders, which is incorporated herein by reference.

         The company's liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, as well as funding working capital requirements. To ensure short-term and longer-term liquidity, the company maintains capacity under a bank credit agreement and an asset backed securitization (ABS) agreement involving Yellow Freight's accounts receivable. Working capital decreased from a negative $83 million at year-end 1999 to a negative $189 million at year-end 2000. The company can operate with negative working capital because of the quick turnover of its accounts receivable and its ready access to sources of short-term liquidity.

         Future Outlook

         The company recorded record earnings per share in 2000, led by the improved operating performance of Yellow Freight. The improved earnings reflect the company's ability to meet the increasingly complex transportation needs of its customers through specialized service offerings such as Exact Express (its premium tier time-definite expedited service), Definite Delivery (its mid-tier time-definite ground service) and Regional Advantage as well as the ability to improve operational efficiency of its networks. The company believes investing in industry leading technology and improving quality process standards are paramount to gaining and sustaining a competitive advantage. Yellow Technologies will continue to be a key resource for Yellow Freight as they provide new and better ways to link customers with the information they need.

         The company strengthened the depth of management in 2000 with the appointments of seasoned executives to lead Yellow Freight and the Regional group of companies and a corporate chief financial officer. All the operating companies will continue to focus on top line revenue growth as well as achieving improved operational efficiencies. Yellow Freight, Saia and Jevic all made significant progress in 2000 on managing costs through periods of slower business activity.

         Early in 2001, the company announced the integration of its western regional operations (WestEx and Action) into Saia. This positions Saia with seamless overnight and second-day service in 21 states in the Sun Belt, California, Pacific Northwest and Rocky Mountain regions. Jevic will remain a separate business unit and operating model with its Breakbulk-Free operation that has less handling of freight, longer length of transit and heavier shipments than a traditional LTL carrier.

         The company announced March 19, 2001 that first quarter 2001 earnings will be below earlier estimates. An economic slowdown in the manufacturing sector beyond what the company had forecast and the impact of severe winter weather is expected to result in a decline in tonnage from 2000 first quarter.

         The company will continue to invest in its non-asset-based segment, primarily its investment in Transportation.com. While the marketplace for online transportation services companies has undergone significant change in the last year, Transportation.com is becoming a service leader in this very specialized market segment. Additionally, the company will continue to look at other opportunities to increase shareholder value. Management believes the company's balance sheet and access to capital provide it the flexibility to reinvest in businesses as well as pursue new business opportunities with attractive prospects for growth and return on capital.

         Statements contained herein, that are not purely historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the company's expectations, hopes, beliefs and intentions on strategies regarding the future. It is important to note that the company's actual future results could differ materially from those projected in such forward-looking statements because of a number of factors, including but not limited to inflation, labor relations, inclement weather, price and availability of fuel, competitor pricing activity, expense volatility, changes in and customer acceptance of new technology and a downturn in general or regional economic activity.

(d) Revenue from foreign sources is discussed in the Business Segments footnote on page 48 of the 2000 Annual Report to Shareholders, which is incorporated herein by reference. Foreign source revenue was not material to consolidated financial results in 2000, 1999 and 1998.


Item 2.        Properties.

The company's operating subsidiaries each provide their transportation services through separate networks, principally consisting of a fleet of tractors and trailers and real estate terminal facilities.

At December 31, 2000, the company operated a total of 504 freight terminals located in 50 states, Puerto Rico, parts of Canada and Mexico. Of this total, 241 were owned terminals and 263 were leased, generally for terms of three years or less. The number of vehicle back-in doors totaled 17,439, of which 12,921 were at owned terminals and 4,518 were at leased terminals. The freight terminals vary in size ranging from one to three doors at small local terminals, to over 300 doors at Yellow Freight's largest consolidation and distribution terminal. Substantially all of the larger terminals, containing the greatest number of doors, are owned. In addition, the company and most of its subsidiaries own and occupy general office buildings in their headquarters city.

At December 31, 2000, the company's subsidiaries operated 5,413 line-haul tractors and 6,941 city tractors and trucks. The company operated 54,016 trailers.

The company's facilities and equipment are adequate to meet current business requirements. The company expects moderate growth in its regional subsidiaries and no significant volume growth in its Yellow Freight System subsidiary in 2001. The company has projected only modest increases in its operational capacity. Projected net capital expenditures for 2001 are $160 million, an increase over 2000 net capital expenditures of $135 million. Net capital for both periods pertain primarily to replacement of revenue equipment at all subsidiaries, additional investments in information technology, land and structures.

Item 3.        Legal Proceedings.

The information set forth under the caption "Commitments and Contingencies" in the Notes to Consolidated Financial Statements of the registrant's Annual Report to Shareholders for the year ended December 31, 2000, is incorporated by reference under Item 14 herein.

Item 4.        Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

The names, ages and positions of the executive officers of the company as of March 23, 2001 are listed below. Officers are appointed annually by the Board of Directors at their meeting that immediately follows the annual meeting of shareholders.


   Name                                Age                             Position(s) Held
   ----                                ---                             ----------------
William D. Zollars                      53        Chairman, President and Chief Executive Officer of the company
                                                  (since November 1999); President of Yellow Freight System
                                                  (since September 1996); Senior Vice President Ryder Integrated
                                                  Logistics, Inc. (1994 -1996)

William F. Martin, Jr.                  53        Senior Vice President - Legal/Corporate Secretary of the
                                                  company (since December 1993); Vice President and Secretary of the company (prior to December 1993); Vice President and
                                                  Secretary of Yellow Freight System (prior to May 1992)

Donald G. Barger, Jr.                   58        Senior Vice President - Finance and Chief Financial Officer of
                                                  the company (since November 2000); Vice President and Chief
                                                  Financial Officer of Hillenbrand Industries, Inc. (prior to
                                                  November 2000); Vice President and Chief Financial Officer for
                                                  Worthington Industries (1993-1998).

H. A. Trucksess, III                    53        President of the Regional Transportation Group (since February
                                                  2000); Senior Vice President - Finance and Chief Financial
                                                  Officer of the company (June 1994 - November 2000), and
                                                  Treasurer of the company (December 1995 - July 2000); Vice
                                                  President and Chief Financial Officer of Preston Corporation
                                                  (prior to June 1994).

Gregory A. Reid                         48        Senior Vice President - Chief Communications Officer (since
                                                  November 2000); Senior Vice President of Sales and Marketing
                                                  for Yellow Freight (since March 1997); General Manager for
                                                  Ryder Integrated Logistics' Western Region (prior to March
                                                  1997).

The terms of each officer of the company designated above are scheduled to expire April 19, 2001. The terms of each officer of the subsidiary companies are scheduled to expire on the date of the next annual meeting of shareholders of that company. No family relationships exist between any of the executive officers named above.

                                     PART II


Item 5.        Market for the Registrant's Common Stock and Related Stockholder
               Matters.

The information set forth under the caption "Common Stock" on page 50 of the registrant's Annual Report to Shareholders for the year ended December 31, 2000, is incorporated by reference under Item 14 herein.

Item 6.        Selected Financial Data.

The information set forth under the caption "Financial Summary" on pages 30 and 31 of the registrant's Annual Report to Shareholders for the year ended December 31, 2000, is incorporated by reference under Item 14 herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 22 through 29 of the registrant's Annual Report to Shareholders for the year ended December 31, 2000, is incorporated by reference under Item 14 herein.

Item 8.        Financial Statements and Supplementary Data.

The financial statements and supplementary information, appearing on pages 32 through 50 of the registrant's Annual Report to Shareholders for the year ended December 31, 2000, are incorporated by reference under Item 14 herein.

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

                                     PART IV


Item 14.        Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)(1)  Financial Statements

        The following information appearing in the 2000 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report as Exhibit (13):

                                                                       Page
                                                                       ----
        Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 22-29
        Financial Summary                                              30-31
        Consolidated Financial Statements                              32-48
        Report of Independent Public Accountants                         49
        Quarterly Financial Information                                  50
        Common Stock                                                     50


         With the exception of the aforementioned information, the 2000 Annual Report to Shareholders is not deemed filed as part of this report. Financial statements other than those listed are omitted for the reason that they are not required or are not applicable. The following additional financial data should be read in conjunction with the consolidated financial statements in such 2000 Annual Report to Shareholders.

(a) (2)  Financial Statement Schedule

                                                                        Page
                                                                        ----
        Report of Independent Public Accountants on
         Financial Statement Schedule                                    14

        For the years ended December 31, 2000, 1999 and 1998:
         Schedule II - Valuation and Qualifying Accounts                 15

         Schedules other than those listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a) (3)  Exhibits

        (13) - 2000 Annual Report to Shareholders.
        (23) - Consent of Independent Public Accountants.

         The remaining exhibits required by Item 7 of Regulation S-K are omitted for the reason that they are not applicable or have previously been filed.

Item 14.        Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

   (b)   Reports on Form 8-K

         November 13, 2000 - Yellow Corporation announced that it has named Donald G. Barger, Jr., as Senior Vice President and Chief Financial Officer for Yellow Corporation.

         January 15, 2001 - Yellow Corporation announced that WestEx and Action Express, two operating subsidiaries within the corporation's Regional Group, will be integrated with its Saia subsidiary and will operate under the Saia name.

Report of Independent Public
Accountants on Financial Statement Schedule


To the Shareholders of Yellow Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Yellow Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of valuation and qualifying accounts (Schedule II) is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Kansas City, Missouri,
January 25, 2001

                                                                     Schedule II

                       Yellow Corporation and Subsidiaries
                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 2000, 1999 and 1998



--------------------------------------------------------------------------------------------------------------------------
           COL. A                             COL. B              COL. C                   COL. D              COL. E
--------------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                           ------------------------
                                             Balance,         -1-             -2-          Deductions-        Balance,
         Description                        Beginning       Charged         Charged         Describe           End Of
                                            Of Period       To Costs        To Other           (1)             Period
                                                              And          Accounts-
                                                            Expenses        Describe
--------------------------------------------------------------------------------------------------------------------------

                                                        (In Thousands)


Year ended December 31, 2000:
----------------------------
Deducted from asset account -
 Allowance for uncollectible
 accounts                                     $15,661         $20,656         $ (820)(2)       $19,662         $15,835
                                              =======         =======         =======          =======         =======


Year ended December 31, 1999:
----------------------------
Deducted from asset account -
 Allowance for uncollectible
 accounts                                     $14,162         $15,878         $1,330 (3)       $15,709         $15,661
                                              =======         =======         ======           =======         =======


Year ended December 31, 1998:
----------------------------
Deducted from asset account -
 Allowance for uncollectible
 accounts                                     $12,264         $14,779         $    -           $12,881         $14,162
                                              =======         =======         ======           =======         =======


(1)  Primarily uncollectible accounts written off - net of recoveries.

(2)  Estimated uncollectible accounts transferred to Transportation.com.

(3)  Estimated uncollectible accounts of Jevic at July 9, 1999 acquisition date.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Yellow Corporation


                                  BY:        /s/ William D. Zollars
                                      --------------------------------------
                                      William D. Zollars
                                      President, Chief Executive Officer and
March 23, 2001                        Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ Donald G. Barger, Jr.                                        Senior Vice President -             March 23, 2001
-------------------------------------------------------            Finance/Chief Financial
    Donald G. Barger, Jr.                                          Officer


  /s/ Howard M. Dean                                               Director                            March 23, 2001
-------------------------------------------------------
    Howard M. Dean


  /s/ Cassandra C. Carr                                            Director                            March 23, 2001
-------------------------------------------------------
    Cassandra C. Carr


  /s/ Carl W. Vogt                                                 Director                            March 23, 2001
-------------------------------------------------------
    Carl W. Vogt


  /s/ Klaus E. Agthe                                               Director                            March 23, 2001
-------------------------------------------------------
    Klaus E. Agthe


  /s/ Dennis E. Foster                                             Director                            March 23, 2001
-------------------------------------------------------
    Dennis E. Foster


  /s/ John C. McKelvey                                             Director                            March 23, 2001
-------------------------------------------------------
    John C. McKelvey


  /s/ William L. Trubeck                                           Director                            March 23, 2001
-------------------------------------------------------
    William L. Trubeck