Form 10-Q
period 2001-03-31
YELLOW CORP
filed 2001-05-15
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

Commission file number 0-12255
                       -------

                               YELLOW CORPORATION
              ----------------------------------------------------
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

                                 (913) 696-6100
              (Registrant's telephone number, including area code)

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

                                    Yes  X    No
                                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at April 30, 2001
            -----                              -----------------------------
 Common Stock, $1 Par Value                          24,160,037 shares

                               YELLOW CORPORATION


                                      INDEX


Item                                                              Page
----                                                              ----

                                     PART I

1. Financial Statements

   Consolidated Balance Sheets -
     March 31, 2001 and December 31, 2000                            3

   Statements of Consolidated Operations -
     Three Months Ended March 31, 2001 and 2000                      4

   Statements of Consolidated Cash Flows -
     Three Months Ended March 31, 2001 and 2000                      5

   Notes to Consolidated Financial Statements                        6

2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations                   8

3. Quantitative and Qualitative Disclosures About Market Risk       11

                                     PART II

4. Submission of Matters to a Vote of Security Holders              13

6. Exhibits and Reports on Form 8-K                                 13

Signatures                                                          17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                       Yellow Corporation and Subsidiaries
                    (Amounts in thousands except share data)
                                   (Unaudited)


                                                      March 31,   December 31,
                                                           2001           2000
                                                    -----------    -----------
ASSETS

CURRENT ASSETS:
    Cash                                            $    41,626    $    25,799
    Accounts receivable                                 207,928        222,926
    Prepaid expenses and other                           52,748         64,680
                                                    -----------    -----------
        Total current assets                            302,302        313,405
                                                    -----------    -----------
PROPERTY AND EQUIPMENT:
    Cost                                              2,144,485      2,128,937
    Less - Accumulated depreciation                   1,242,771      1,240,359
                                                    -----------    -----------
        Net property and equipment                      901,714        888,578
                                                    -----------    -----------
GOODWILL AND OTHER ASSETS                               109,377        106,494
                                                    -----------    -----------
                                                    $ 1,313,393    $ 1,308,477
                                                    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and checks outstanding         $   135,687    $   140,882
    Wages and employees' benefits                       150,137        173,332
    Other current liabilities                           132,044        119,194
    Current maturities of long-term debt                  1,808         68,792
                                                    -----------    -----------
        Total current liabilities                       419,676        502,200
                                                    -----------    -----------
OTHER LIABILITIES:
    Long-term debt                                      217,228        136,645
    Deferred income taxes                                92,094         92,413
    Claims, insurance and other                         118,439        117,443
                                                    -----------    -----------
        Total other liabilities                         427,761        346,501
                                                    -----------    -----------
SHAREHOLDERS' EQUITY:
    Common stock, $1 par value                           30,317         29,959
    Capital surplus                                      29,093         23,304
    Retained earnings                                   523,941        522,195
    Accumulated other comprehensive income (loss)        (4,423)        (2,710)
    Treasury stock                                     (112,972)      (112,972)
                                                    -----------    -----------
        Total shareholders' equity                      465,956        459,776
                                                    -----------    -----------
                                                    $ 1,313,393    $ 1,308,477
                                                    ===========    ===========


        The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                       Yellow Corporation and Subsidiaries
               For the Three Months Ended March 31, 2001 and 2000
                  (Amounts in thousands except per share data)
                                   (Unaudited)


                                          2001                  2000
                                     ---------             ---------


OPERATING REVENUE                    $ 831,978             $ 882,086
                                     ---------             ---------

OPERATING EXPENSES:
   Salaries, wages and benefits        523,344               547,903
   Operating expenses and supplies     143,930               147,192
   Operating taxes and licenses         28,237                28,193
   Claims and insurance                 18,491                20,966
   Depreciation and amortization        31,865                31,460
   Purchased transportation             67,677                81,285
   Unusual items (1)                     5,991                  (200)
                                     ---------             ---------
        Total operating expenses       819,535               856,799
                                     ---------             ---------

INCOME FROM OPERATIONS                  12,443                25,287
                                     ---------             ---------

NONOPERATING (INCOME) EXPENSES:
    Interest expense                     4,065                 4,885
    Loss in Transportation.com           2,536                     -
    Other, net                           2,725                 1,649
                                     ---------             ---------
        Nonoperating expenses, net       9,326                 6,534
                                     ---------             ---------
INCOME BEFORE INCOME TAXES               3,117                18,753

INCOME TAX PROVISION                     1,371                 8,276
                                     ---------             ---------
NET INCOME                           $   1,746             $  10,477
                                     =========             =========
AVERAGE SHARES OUTSTANDING-BASIC        24,036                25,154
                                     =========             =========
AVERAGE SHARES OUTSTANDING-DILUTED      24,399                25,299
                                     =========             =========
BASIC EARNINGS PER SHARE             $     .07             $     .42
                                     =========             =========
DILUTED EARNINGS PER SHARE           $     .07             $     .41
                                     =========             =========






Note: (1) Unusual items include integration costs and property gains and losses.

        The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                       Yellow Corporation and Subsidiaries
               For the Three Months Ended March 31, 2001 and 2000
                             (Amounts in thousands)
                                   (Unaudited)


                                                           2001        2000
                                                       --------    --------


OPERATING ACTIVITIES:
        Net cash from operating activities             $ 46,873    $ 39,163
                                                       --------    --------
INVESTING ACTIVITIES:
    Acquisition of property and equipment               (48,263)    (39,161)
    Proceeds from disposal of property and equipment        975       1,530
    Other                                                (2,500)          -
                                                       --------    --------
        Net cash used in investing activities           (49,788)    (37,631)
                                                       --------    --------
FINANCING ACTIVITIES:
    Proceeds from stock options and other, net            5,168       4,911
    Increase (decrease) in long-term debt                13,574        (424)
                                                       --------    --------
        Net cash provide by financing activities         18,742       4,487
                                                       --------    --------
NET INCREASE IN CASH                                     15,827       6,019

CASH, BEGINNING OF PERIOD                                25,799      22,581
                                                       --------    --------

CASH, END OF PERIOD                                    $ 41,626    $ 28,600
                                                       ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid, net                                 $  2,491    $  2,732
                                                       ========    ========

Interest paid                                          $  2,591    $  2,727
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

     The consolidated financial statements have been prepared by the company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the results of operations for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the company's 2000 Annual Report to Shareholders.

2. The company provides freight transportation services primarily to the less-than-truckload (LTL) market in North America through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Saia Motor Freight Line, Inc.
     (Saia), and Jevic Transportation, Inc. (Jevic). On March 4, 2001, two LTL subsidiaries of the company, WestEx Inc. and Action Express, Inc. were integrated into the Saia subsidiary and operate under the Saia name. Yellow Technologies, Inc. is a subsidiary that provides information technology and other services to the company and its subsidiaries. For the quarter ended March 31, 2001 Yellow Freight comprised approximately 76 percent of total revenue while Saia comprised approximately 14 percent and Jevic approximately 9 percent of total revenue.

3. The company has approximately 65 percent ownership interest in Transportation.com. Transportation.com is a non-asset based global logistics company that delivers services through its internet technology. Transportation.com is funded by Yellow Corporation and three other venture capital firms.

4. The company reports financial and descriptive information about its reportable operating segments on a basis consistent with that used internally for evaluating segment operating performance and allocating resources to segments. The company has three reportable segments, which are strategic business units that offer different products and services. Yellow Freight is a unionized carrier that provides comprehensive national LTL service as well as international service worldwide. Saia is a regional LTL carrier that provides overnight and second-day service in twenty-one state coverage and Puerto Rico. On March 4, 2001, WestEx and Action Express were integrated into the Saia segment. Comparative prior year segment data has been restated to reflect the integration. Jevic is a hybrid regional heavy LTL and TL carrier that provides service primarily in the Northeastern states. The segments are managed separately because each requires different operating, technology and marketing strategies and processes. The company evaluates performance primarily on operating income and return on capital.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the company's 2000 Annual Report to Shareholders. The company also charges a trade name fee to Yellow Freight for use of the company's trademark. Interest and intersegment transactions are recorded at current market rates. Income taxes are allocated in accordance with a tax sharing agreement in proportion to each segment's contribution to the parent's consolidated tax status. The following table summarizes the company's operations by business segment (in thousands):

                                     Yellow                                Corporate        Con-
                                     Freight       Saia         Jevic      and Other     solidated
                                   ----------   ----------    ----------   ----------   -----------
As of Mar. 31, 2001
  Identifiable assets              $  708,448   $  296,866    $  252,589   $   55,490    $1,313,393

As of December 31, 2000
  Identifiable assets              $  722,808   $  296,539    $  257,451   $   31,679    $1,308,477

Three months ended Mar. 31, 2001
  Operating revenue                $  635,550   $  119,118    $   76,858   $      452    $  831,978
  Income from operations               13,602       (2,302)        2,305       (1,162)       12,443

Three months ended Mar.31, 2000
  Operating revenue                $  680,369   $  117,983        78,415   $    5,319    $  882,086
  Income from operations               21,656        3,583         4,017       (3,969)       25,287


5. The difference between average common shares outstanding used in the computation of basic earnings per share and fully diluted earnings per share is attributable to outstanding common stock options.

6. The company's comprehensive income includes net income, changes in the fair value of the hedging instrument and foreign currency translation adjustments. Comprehensive income for the first quarter ended March 31, 2001 and 2000 was $.03 million and $10.6 million, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

                  March 31, 2001 Compared to December 31, 2000

The company's liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, as well as funding working capital requirements. To ensure short-term and longer-term liquidity, the company maintains capacity under a bank credit agreement and an asset backed securitization (ABS) agreement involving Yellow Freight's accounts receivables. These facilities provide adequate capacity to fund working capital and capital expenditure requirements.

At March 31, 2001 available unused capacity under the bank credit agreement was $136 million. The company renewed its bank credit agreement in April 2001 which has a new maturity date of April 2004. Debt previously classified as current under this agreement at December 31, 2000 has been reclassified to long-term. In addition, the company intends to refinance under this facility all other debt maturing within one year and will classify these amounts as long term on the March 31, 2001 balance sheet.

Working capital is reduced through Yellow Freight's asset backed securitization agreement (ABS). Capacity under the ABS agreement is $200 million. Accounts receivable at March 31, 2001 and December 31, 2000 are net of $186 million and $177 million of receivables sold under the ABS agreement. Working capital increased $71.4 million during the first three months of 2001 caused primarily by the reclassification of current debt discussed above. This resulted in a working capital deficit of $117.4 million at March 31, 2001 compared to an $188.8 million working capital deficit at December 31, 2000 which included $68.8 million of current maturities of long-term debt. Decreases in accounts receivable, excluding the effects of ABS transactions and decreases in prepaids were largely offset by decreases in accounts payable and checks outstanding. The company can operate with a deficit working capital position because of rapid turnover of accounts receivable, effective cash management and ready access to funding.

Net capital expenditures for property and equipment during the first three months of 2001 were $47.3 million.

RESULTS OF OPERATIONS

            Comparison of Three Months Ended March 31, 2001 and 2000

Net income for the first quarter ended March 31, 2001 was $1.7 million, or $.07 per share, compared with net income of $10.5 million, or $.41 per share in the 2000 first quarter.

Consolidated operating revenue was $832 million, down 4.2 percent on a per-day basis from $882 million in the 2000 first quarter. Consolidated operating income was $12.4 million, which included $5.4 million of unusual costs for the integration of WestEx and Action Express into Saia, compared with $25.3 million in the prior year period.

Yellow Freight, the company's largest subsidiary, reported first quarter operating income of $13.6 million down 37.2 percent from $21.7 million in the 2000 first quarter.

Yellow Freight's revenue for the first quarter was $636 million, down 5.1 percent on a per-day basis from $680 million in the prior year's period. Yellow Freight's first quarter revenue trends were negatively impacted by the economic slowdown, however, pricing remained strong on these lower volumes. The 2000 first quarter operating ratio was 97.9, compared with 96.8 a year earlier. The lower revenue trends were partially offset by proactive cost management. Yellow Freight reduced discretionary spending in the first quarter by adjusting staff downward as business levels dropped.

Yellow Freight's first quarter less-than-truckload (LTL) tonnage decreased by
12.6 percent on a per-day basis and the number of LTL shipments decreased 12.3 percent on a per-day basis. However, LTL revenue per hundred weight improved by
8.6 percent over the 2000 first quarter. Yellow Freight continues to provide on time service above 95% for standard ground. On time service was even higher for premium services despite challenging winter storms. Yellow Freight will continue to expand their Standard Ground Regional Advantage in the second quarter which should give the company the critical mass we need to begin seeing significant growth in the market for the two- and three-day regional service.

During the 2001 first quarter, the two carriers comprising the Yellow Corporation Regional Carrier Group - Saia Motor Freight Line and Jevic Transportation - reported breakeven combined operating income. However, first quarter operating income was net of a $5.4 million unusual charge related to the integration of WestEx and Action Express into Saia. On March 4, 2001, WestEx and Action were merged into Saia. All prior period amounts for Saia have been restated to reflect this merger. The combined regional carrier group reported operating income of $7.6 million in the 2000 first quarter. Revenue for the regional group was $196 million compared with $196 million in the 2000 first quarter. Revenue per day increased by 1.3 percent over the prior year's period.

At Saia, first quarter 2001 revenue was $119 million and operating loss was $2.3 million, which included $5.4 million of integration costs, compared with revenue of $118 million and operating income of $3.6 million in the 2000 first quarter. The 2001 first quarter operating ratio was 97.4 (excluding integration costs), compared with 97.0 in the year-earlier quarter. Saia's LTL tonnage was down 1.4 percent and LTL shipments were down 3.6 percent on a per-day basis over the 2000 first quarter. However, Saia's revenue per hundred weight was up 4.8 percent over the prior period quarter as stable pricing at Saia more than offset economy driven volume declines.

Jevic reported first quarter 2001 revenue of $77 million and operating income of $2.3 million. On a comparative basis, Jevic had first quarter 2000 revenue of $78 million and operating income of $4.0 million. The 2001 first quarter operating ratio for Jevic was 97.0, compared with 94.9 in the 2000 first quarter. A combination of the slowing economy, mix changes and competitive conditions impact on LTL pricing and severe winter weather weakened margins. Jevic's tonnage was down 4.2 percent on a per-day basis over the 2000 first quarter. Jevic's shipments decreased 3.1 percent on a per-day basis over the 2000 first quarter.

Both Saia and Jevic had effective cost controls in place to mitigate the weakness in the economy and both maintained high levels of customer service.

Corporate expenses and the investment in Transportation.com were $1.2 million in the 2001 first quarter, down from $4.0 million in the first quarter of 2000.

Nonoperating expenses increased to $9.3 million in the first quarter of 2001 compared to $6.5 million in the first quarter of 2000 due primarily to a $2.5 million pre-tax loss pertaining to ongoing business development expenses at Transportation.com. The effective tax rate was 44.0 percent in the 2001 first quarter compared to 44.1 percent in the 2000 first quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to a variety of market risks, including the effects of interest rates, fuel prices and foreign currency exchange rates. To ensure adequate funding through seasonal business cycles and minimize overall borrowing costs, the company utilizes a variety of both fixed rate and variable rate financial instruments with varying maturities. At March 31, 2001 approximately 71% percent of the company's debt and off balance sheet financing is at variable rates with the balance at fixed rates. The company uses interest rate swaps to hedge a portion of its exposure to variable interest rates. The company has hedged approximately 22 percent of its variable debt.

The company's revenues and operating expenses, assets and liabilities of its Canadian and Mexican subsidiaries are denominated in foreign currencies, thereby creating exposures to changes in exchange rates, however the risks related to foreign currency exchange rates are not material to the company's consolidated financial position or results of operations.

The following table provides information about the company's financial instruments as of March 31, 2001. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. For interest rate swaps the table presents notional amounts (in millions) and weighted average interest rates by contractual maturity. Weighted average variable rates are based on the 30-day LIBOR rate.


Debt Instrument Information

                                                                                         There-                  Fair
                                  2001      2002        2003       2004        2005      after       Total       Value
                                 ------    ------      ------     ------      ------     ------      -----       -----
Fixed Rate Debt                 $  6.5     $ 22.4      $ 19.5     $ 16.2      $ 13.4     $ 38.7      $116.7     $125.5
  Average interest rate          8.61%      7.34%       6.29%      6.62%       7.06%      6.94%
Variable Rate Debt                $1.6     $  5.6      $  5.1     $ 75.2      $  9.0     $  6.0      $102.5     $102.5
  Average interest rate          7.20%      6.87%       7.26%      5.15%       8.79%      6.29%
Off Balance Sheet ABS           $186.0                                                               $186.0     $186.0
  Average interest rate          5.56%
Interest Rate Swaps
  Notional amount               $  1.6     $  5.6      $ 50.1     $  0.2      $  4.6     $  0.0      $ 62.1     $ 63.3
    Ave. pay rate (fixed)        5.81%      5.70%       6.06%      7.65%       7.65%        N/A
    Ave. receive rate
      (variable)                 5.65%      5.57%       4.88%      6.99%       6.99%        N/A


The company also maintained fuel inventories for use in normal operations at March 31, 2001, which were not material to the company's financial position and represented no significant market exposure.

Statements contained in, and preceding management's discussion and analysis that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the company's expectations, hopes, beliefs and intentions on strategies regarding the future. It is important to note that the company's actual future results could differ materially from those projected in such forward-looking statements because of a number of factors, including but not limited to inflation, labor relations, inclement weather, price and availability of fuel, competitor pricing activity, expense volatility, changes in and customer acceptance of new technology and a downturn in general or regional economic activity.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  Annual Meeting of Stockholders on April 19, 2001

(b) The following directors were elected with the indicated number of votes set forth below.

                                            For        Withheld
                                     ----------        --------

        Cassandra C. Carr            20,589,494          18,864
        Howard M. Dean               20,492,996         115,362
        Dennis E. Foster             20,591,471          16,887
        Richard C. Green, Jr.        20,533,704          74,654
        John C. McKelvey             20,589,866          18,492
        William L. Trubeck           20,590,572          17,786
        Carl W. Vogt                 20,589,441          18,917
        William D. Zollars           20,588,113          20,245


(a) The appointment of Arthur Andersen LLP as independent public accountants of the company for 2001 was voted on and approved at the meeting by the following vote. For: 20,536,194, Against: 62,057, Abstention: 10,107.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     (10) - Bank Credit Agreement

(b)  Reports on Form 8-K
     On January 15, 2001, Yellow Corporation announced that WestEx and Action Express will be integrated with its Saia subsidiary and will operate under the Saia name.

                           Yellow Freight System, Inc.
                              Financial Information
                         For the Quarter Ended March 31
                             (Amounts in thousands)


                                        First Quarter
                                    -----------------------
                                      2001           2000          %
                                    --------       --------       ---

Operating revenue                    635,550        680,369      (6.6)

Operating income                      13,602         21,656

Operating ratio                         97.9           96.8

Total assets at March 31             708,448        753,973

                                                                           First Quarter
                                     First Quarter                         Amount/Workday
                                  ---------------------                  -----------------
                                    2001         2000         %          2001            2000          %
                                  --------     --------      ---       --------        --------       ---
Workdays                                                                 (64)            (65)

Financial statement     LTL       589,056      630,463       (6.6)      9,204.0         9,699.4      (5.1)
revenue                 TL         47,120       53,371      (11.7)        736.3           821.1     (10.3)
                        Other        (626)      (3,465)        NA          (9.8)          (53.3)       NA
                        Total     635,550      680,369       (6.6)      9,930.5        10,467.2      (5.1)

Revenue excluding       LTL       589,056      630,463       (6.6)      9,204.0         9,699.4      (5.1)
revenue recognition     TL         47,120       53,371      (11.7)        736.3           821.1     (10.3)
adjustment              Other          (1)          (2)        NA           0.0             0.0        NA
                        Total     636,175      683,832       (7.0)      9,940.3        10,520.5      (5.5)

Tonnage                 LTL         1,533        1,781      (13.9)        23.96           27.40     (12.6)
                        TL            297          350      (15.2)         4.63            5.38     (13.8)
                        Total       1,830        2,131      (14.1)        28.59           32.78     (12.8)

Shipments               LTL         3,099        3,587      (13.6)        48.43           55.19     (12.3)
                        TL             41           48      (15.0)         0.64            0.74     (13.7)
                        Total       3,140        3,635      (13.6)        49.07           55.93     (12.3)

Revenue/cwt.            LTL         19.21        17.70        8.6
                        TL           7.94         7.63        4.1
                        Total       17.38        16.05        8.3

Revenue/shipment        LTL        190.07       175.74        8.2
                        TL       1,158.20     1,114.95        3.9
                        Total      202.61       188.10        7.7

                          Saia Motor Freight Line, Inc.
                              Financial Information
                         For the Quarter Ended March 31
                             (Amounts in thousands)



                              First Quarter              First Quarter
                           -------------------        -------------------
                            Saia Stand Alone          Restated for Merger
                           -------------------        -------------------
                            2001**      2000**    %     2001*     2000*     %
                           -------      ------   ----  -------   -------   ---

Operating revenue          101,100      90,445   11.8  119,118   117,983   1.0

Operating income***          4,103       3,774           3,083     3,583

Operating ratio               95.9        95.8            97.4      97.0

Total assets at March 31                               296,866   287,394


                                                                     First Quarter
                                     First Quarter                  Amount/Workday
                                  --------------------            -------------------
                                    2001*      2000*       %        2001*      2000*       %
                                  --------   ---------    ---     --------   --------     ---
Workdays                                                            (64)       (65)

Financial statement     LTL       108,893     106,913      1.9     1,701.5    1,644.8     3.4
revenue                 TL         10,225      11,070     (7.6)      159.8      170.3    (6.2)
                        Total     119,118     117,983      1.0     1,861.3    1,815.1     2.5

Revenue excluding       LTL       109,188     107,269      1.8     1,706.1    1,650.3     3.4
revenue recognition     TL         10,253      11,107     (7.7)      160.2      170.9    (6.2)
adjustment              Total     119,441     118,376       .9     1,866.3    1,821.2     2.5

Tonnage                 LTL           552         568     (2.9)       8.62       8.74    (1.4)
                        TL            154         173    (11.2)       2.40       2.66    (9.8)
                        Total         706         741     (4.8)      11.02      11.40    (3.3)

Shipments               LTL         1,041       1,097     (5.1)      16.27      16.87    (3.6)
                        TL             17          19     (9.9)        .27        .29    (8.5)
                        Total       1,058       1,116     (5.2)      16.54      17.16    (3.7)

Revenue/cwt.            LTL          9.89        9.44      4.8
                        TL           3.33        3.21      3.9
                        Total        8.46        7.98      6.0

Revenue/shipment        LTL        104.87       97.80      7.2
                        TL         601.91      587.30      2.5
                        Total      112.88      106.09      6.4


*Restated for Merger reflects current and prior period amounts as if the merger of WestEx and Action into Saia was effective at the earliest period presented.

**Saia Stand Alone reflects the activity from the merger of WestEx and Action since the integration Date of March 4, 2001

*** 2001 operating income is before $5,385,000 in one-time integration costs due to the merger with WestEx and Action Express.

                           Jevic Transportation, Inc.
                              Financial Information
                         For the Quarter Ended March 31,
                             (Amounts in thousands)

                                            First Quarter
                                        -----------------------
                                         2001            2000          %
                                        -------        --------       ---

Operating revenue                        76,858          78,415      (2.0)

Operating income                          2,305           4,017

Operating ratio                            97.0            94.9

Total assets at March 31                252,589         258,080

                                                                             First Quarter
                                       First Quarter                        Amount/Workday
                                  ------------------------               --------------------
                                    2001           2000           %        2001       2000         %
                                  --------       ---------       ---     -------    ---------     ---
Workdays                                                                   (64)        (65)

Financial statement     LTL        49,979         50,650        (1.3)       780.9      779.2       0.2
revenue                 TL         26,879         27,765        (3.2)       420.0      427.2      (1.7)
                        Total      76,858         78,415        (2.0)      1200.9    1,206.4      (0.5)

Revenue excluding       LTL        50,142         50,686        (1.1)       783.5      779.8       0.5
revenue recognition     TL         26,967         27,781        (2.9)       421.4      427.4      (1.4)
adjustment              Total      77,109         78,467        (1.7)      1204.9    1,207.2      (0.2)

Tonnage                 LTL           262            266        (1.4)        4.10       4.09       0.2
                        TL            330            363        (8.9)        5.16       5.58      (7.5)
                        Total         592            629        (5.7)        9.26       9.67      (4.2)

Shipments               LTL           217            227        (4.4)        3.39       3.49      (2.9)
                        TL             36             39        (5.5)        0.57       0.59      (4.0)
                        Total         253            266        (4.5)        3.96       4.08      (3.1)

Revenue/cwt.            LTL          9.56           9.53         0.3
                        TL           4.08           3.83         6.6
                        Total        6.50           6.24         4.2

Revenue/shipment        LTL        231.45         223.69         3.5
                        TL         740.49         721.13         2.7
                        Total      304.70         295.97         2.9

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   YELLOW CORPORATION
                                 ---------------------------
                                 Registrant


Date:    May 14, 2001                 /s/  William D. Zollars
     ----------------            ------------------------------
                                  William D. Zollars
                                 Chairman of the Board of
                                 Directors, President & Chief
                                 Executive Officer


Date:    May 14, 2001                 /s/  Donald G. Barger, Jr.
     ----------------            ----------------------------
                                  Donald G. Barger, Jr.
                                 Senior Vice President
                                 & Chief Financial Officer

                                                                  EXECUTION COPY

                           REVOLVING CREDIT AGREEMENT

                            DATED AS OF APRIL 5, 2001


                                      AMONG


                               YELLOW CORPORATION,


                            THE LENDERS NAMED HEREIN,


                              WACHOVIA BANK, N.A.,

                              as Syndication Agent,


                               FIRSTAR BANK, N.A.,

                            as a Documentation Agent,


                              FLEET NATIONAL BANK,

                            as a Documentation Agent,


                                 SUNTRUST BANK,

                            as a Documentation Agent


                                       AND


                                  BANK ONE, NA,

                             as Administrative Agent


                         BANC ONE CAPITAL MARKETS, INC.

                          Arranger and Sole Book Runner

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----
ARTICLE I              DEFINITIONS................................................................................1


ARTICLE II             THE FACILITY..............................................................................16

         2.1.     The Facility...................................................................................16
                  2.1.1.   Description of Facility...............................................................16
                  2.1.2.   Facility Amount.......................................................................17
                  2.1.3.   Availability of Facility..............................................................17
         2.2.     Ratable Advances...............................................................................17
                  2.2.1.   Ratable Advances......................................................................17
                  2.2.2.   Ratable Advance Rate Options..........................................................17
                  2.2.3.   Method of Selecting Rate Options and Interest Periods for Ratable Advances............17
         2.3.     Competitive Bid Advances.......................................................................18
                  2.3.1.   Competitive Bid Option................................................................18
                  2.3.2.   Competitive Bid Quote Request.........................................................18
                  2.3.3.   Invitation for Competitive Bid Quotes.................................................18
                  2.3.4.   Submission and Contents of Competitive Bid Quotes.....................................19
                  2.3.5.   Notice to Borrower....................................................................20
                  2.3.6.   Acceptance and Notice by Borrower.....................................................20
                  2.3.7.   Allocation by Agent...................................................................20
                  2.3.8.   Competitive Bid Auction Fees..........................................................21
         2.4.     Facility Letters of Credit.....................................................................21
                  2.4.1.   Obligation to Issue...................................................................21
                  2.4.2.   Conditions for Issuance...............................................................21
                  2.4.3.   Procedure for Issuance of Facility Letters of Credit..................................22
                  2.4.4.   Reimbursement Obligations.............................................................23
                  2.4.5.   Participation.........................................................................24
                  2.4.6.   Compensation for Facility Letters of Credit...........................................25
                  2.4.7.   Letter of Credit Collateral Account...................................................25
                  2.4.8.   Nature of Obligations.................................................................25
                  2.4.9.   Transitional Letter of Credit Provisions..............................................26
         2.5.     Swing Line Loans...............................................................................26
                  2.5.1.   Amount of Swing Line Loans............................................................26
                  2.5.2.   Borrowing Notice......................................................................26
                  2.5.3.   Making of Swing Line Loans............................................................26
                  2.5.4.   Repayment of Swing Line Loans.........................................................27
         2.6.     Fees...........................................................................................27
                  2.6.1.   Agent's and Arranger's Fees...........................................................27
                  2.6.2.   Facility Fee..........................................................................27
                  2.6.3.   Utilization Fee.......................................................................28

         2.7.     General Facility Terms.........................................................................28
                  2.7.1.   Method of Borrowing...................................................................28
                  2.7.2.   Minimum Amount of Each Advance........................................................28
                  2.7.3.   Payment on Last Day of Interest Period................................................28
                  2.7.4.   Optional Principal Payments...........................................................28
                  2.7.5.   Interest Periods......................................................................29
                  2.7.6.   Default Rate..........................................................................29
                  2.7.7.   Interest Payment Dates; Interest Basis................................................29
                  2.7.8.   Method of Payment.....................................................................29
                  2.7.9.   Noteless Agreement; Evidence of Indebtedness..........................................30
                  2.7.10.  Telephonic Notices. ..................................................................30
                  2.7.11.  Notification of Advances, Interest Rates and Prepayments..............................30
                  2.7.12.  Non-Receipt of Funds by the Agent.....................................................31
                  2.7.13.  Cancellation..........................................................................31
                  2.7.14.  Lending Installations.................................................................31
                  2.7.15.  Withholding Tax Exemption.............................................................31
                  2.7.16.  Application of Payments with Respect to Defaulting Lenders............................32
                  2.7.17.  Extension of Termination Date.........................................................33

ARTICLE III            CHANGE IN CIRCUMSTANCES...................................................................33

         3.1.     Yield Protection...............................................................................33
         3.2.     Changes in Capital Adequacy Regulations........................................................34
         3.3.     Availability of Rate Options...................................................................35
         3.4.     Funding Indemnification........................................................................35
         3.5.     Lender Statements; Survival of Indemnity.......................................................35
         3.6.     References to Lender to Include Issuer.........................................................35

ARTICLE IV             CONDITIONS PRECEDENT......................................................................36

         4.1.     Initial Credit Extension.......................................................................36
         4.2.     Refinancing Credit Extension...................................................................37
         4.3.     Each Credit Extension (other than a Refinancing Credit Extension)..............................37

ARTICLE V              REPRESENTATIONS AND WARRANTIES............................................................38

         5.1.     Corporate Existence and Standing...............................................................38
         5.2.     Authorization and Validity.....................................................................38
         5.3.     No Conflict; Government Consent................................................................38
         5.4.     Financial Statements...........................................................................39
         5.5.     Material Adverse Change........................................................................39
         5.6.     Taxes..........................................................................................39
         5.7.     Litigation and Contingent Obligations..........................................................39
         5.8.     Subsidiaries...................................................................................39
         5.9.     ERISA..........................................................................................39
         5.10.    Accuracy of Information........................................................................40
         5.11.    Regulation U...................................................................................40

         5.12.    Material Agreements............................................................................40
         5.13.    Compliance With Laws...........................................................................40
         5.14.    Investment Company Act.........................................................................40
         5.15.    Public Utility Holding Company Act.............................................................40
         5.16.    Ownership of Property..........................................................................41

ARTICLE VI             COVENANTS.................................................................................41

         6.1.     Financial Reporting............................................................................41
         6.2.     Use of Proceeds................................................................................42
         6.3.     Notice of Default..............................................................................42
         6.4.     Conduct of Business............................................................................43
         6.5.     Taxes..........................................................................................43
         6.6.     Insurance......................................................................................43
         6.7.     Compliance with Laws...........................................................................43
         6.8.     Environmental Covenant.........................................................................43
         6.9.     Maintenance of Property........................................................................43
         6.10.    Inspection.....................................................................................44
         6.11.    Merger.........................................................................................44
         6.12.    Sale of Assets.................................................................................44
         6.13.    Liens..........................................................................................44
         6.14.    Guaranties, Loans, Advances and Investments....................................................46
         6.15.    Affiliates.....................................................................................47
         6.16.    Consolidated Net Worth.........................................................................47
         6.17.    Consolidated Indebtedness to EBITDAR Ratio.....................................................47
         6.18.    Employee Benefit Plans.........................................................................47
         6.19.    Other Agreements...............................................................................47
         6.20.    Subsidiary Dividends and Indebtedness..........................................................47
         6.21.    Ownership of Yellow Freight....................................................................48
         6.22.    Additional Material Subsidiaries...............................................................48
         6.23.    Material Agreements............................................................................48

ARTICLE VII            DEFAULTS..................................................................................49


ARTICLE VIII           ACCELERATION, WAIVERS, AMENDMENTS AND REMEDIES............................................51

         8.1.     Acceleration; Collateral Shortfall.............................................................51
         8.2.     Amendments.....................................................................................52
         8.3.     Preservation of Rights.........................................................................53

ARTICLE IX             GENERAL PROVISIONS........................................................................53

         9.1.     Survival of Representations....................................................................53
         9.2.     Governmental Regulation........................................................................53
         9.3.     Taxes..........................................................................................53
         9.4.     Headings.......................................................................................54


         9.5.     Entire Agreement...............................................................................54
         9.6.     Several Obligations; Benefits of this Agreement................................................54
         9.7.     Expenses; Indemnification......................................................................54
         9.8.     Numbers of Documents...........................................................................54
         9.9.     Accounting.....................................................................................55
         9.10.    Severability of Provisions.....................................................................55
         9.11.    Nonliability of Lenders........................................................................55
         9.12.    CHOICE OF LAW..................................................................................55
         9.13.    CONSENT TO JURISDICTION........................................................................55
         9.14.    WAIVER OF JURY TRIAL...........................................................................55
         9.15.    Confidentiality................................................................................56

ARTICLE X              THE AGENT.................................................................................56

         10.1.    Appointment....................................................................................56
         10.2.    Powers.........................................................................................56
         10.3.    General Immunity...............................................................................56
         10.4.    No Responsibility for Loans, Recitals, etc.; Delivery of Documents.............................56
         10.5.    Action on Instructions of Lenders..............................................................57
         10.6.    Employment of Agents and Counsel...............................................................57
         10.7.    Reliance on Documents; Counsel.................................................................57
         10.8.    Agent's Reimbursement and Indemnification......................................................57
         10.9.    Rights as a Lender.............................................................................57
         10.10.   Lender Credit Decision.........................................................................58
         10.11.   Successor Agent................................................................................58
         10.12.   Notice of Default..............................................................................58
         10.13.   Co-Agents, Documentation Agent, Syndication Agent, etc.........................................58

ARTICLE XI             SETOFF; RATABLE PAYMENTS..................................................................59

         11.1.    Setoff.........................................................................................59
         11.2.    Ratable Payments...............................................................................59

ARTICLE XII            BENEFIT OF AGREEMENT; ASSIGNMENTS; PARTICIPATIONS.........................................59

         12.1.    Successors and Assigns.........................................................................59
         12.2.    Participations.................................................................................60
                  12.2.1.  Permitted Participants; Effect........................................................60
                  12.2.2.  Voting Rights.........................................................................60
                  12.2.3.  Benefit of Setoff.....................................................................60
         12.3.    Assignments....................................................................................61
                  12.3.1.  Permitted Assignments.................................................................61
                  12.3.2.  Effect; Effective Date................................................................61
         12.4.    Dissemination of Information...................................................................61
         12.5.    Tax Treatment..................................................................................62


ARTICLE XIII           NOTICES...................................................................................62
         13.1.    Notices........................................................................................62
         13.2.    Change of Address..............................................................................62

ARTICLE XIV            COUNTERPARTS..............................................................................62

EXHIBITS



Exhibit "A"   -   Note (Ratable Loans)
Exhibit "B"   -   Note (Competitive Bid Loans)
Exhibit "C"   -   Competitive Bid Quote Request
Exhibit "D"   -   Invitation for Competitive Bid Quotes
Exhibit "E"   -   Competitive Bid Quote
Exhibit "F"   -   Form of Opinion of Counsel to Yellow Corporation
Exhibit "G"   -   Loan/Credit Related Money Transfer Instructions
Exhibit "H"   -   Compliance Certificate
Exhibit "I"   -   Form of Assignment Agreement

                           SCHEDULES



Schedule "1"  -   Potential Liabilities not Provided For in Financial Statements
Schedule "2"  -   Yellow Corporation Subsidiaries
Schedule "3"  -   Notices of Legal or Regulatory Violations
Schedule "4"  -   Specified Liens in Existence on the Closing Date
Schedule "5"  -   Existing Letters of Credit
Schedule "6"  -   Material Agreements

                               YELLOW CORPORATION
                           REVOLVING CREDIT AGREEMENT

     This Revolving Credit Agreement, dated as of April 5, 2001 is among Yellow Corporation, a Delaware corporation, the Lenders (as defined below), Bank One, NA, having its principal office in Chicago, Illinois, as Issuer and as Administrative Agent, Wachovia Bank, N.A., as Syndication Agent, Firstar Bank, N.A., as a Documentation Agent, Fleet National Bank, as a Documentation Agent, SunTrust Bank, as a Documentation Agent. The parties hereto agree as follows:

                                    ARTICLE I

                                   DEFINITIONS


     As used in this Agreement:

     "Absolute Rate" means, with respect to an Absolute Rate Loan made by a given Lender for the relevant Absolute Rate Interest Period, the rate of interest per annum (rounded to the nearest 1/100 of 1%) offered by such Lender and accepted by the Borrower.

     "Absolute Rate Advance" means a borrowing hereunder consisting of the aggregate amount of the several Absolute Rate Loans made by some or all of the Lenders to the Borrower at the same time and for the same Interest Period.

     "Absolute Rate Auction" means a solicitation of Competitive Bid Quotes setting forth Absolute Rates pursuant to Section 2.3.

     "Absolute Rate Interest Period" means, with respect to an Absolute Rate Advance, a period of not less than 30 days and not more than six months, commencing on a Business Day selected by the Borrower pursuant to this Agreement. If such Absolute Rate Interest Period would end on a day which is not a Business Day, such Absolute Rate Interest Period shall end on the next succeeding Business Day, unless such next succeeding Business Day is after the Termination Date, in which case such Absolute Rate Interest Period shall end on the next preceding Business Day. No Absolute Rate Interest Period may end after the Termination Date.

     "Absolute Rate Loan" means a Loan which bears interest at the Absolute
Rate.

     "Advance" means a borrowing hereunder consisting of the aggregate amount of the several Loans made by some or all of the Lenders to the Borrower on the same Borrowing Date, at the same Rate Option (or on the same interest basis in the case of Competitive Bid Advances) and for the same Interest Period and includes a Competitive Bid Advance and the Swing Line Loans unless otherwise expressly provided.

     "Affiliate" of any Person means any other Person directly or indirectly controlling, controlled by or under common control with such Person. A Person shall be deemed to control another Person if the controlling Person owns 10% or more of any class of voting securities (or other ownership interests) of the controlled Person or possesses, directly or indirectly, the power to direct or cause the direction of the management or policies of the controlled Person, whether through ownership of stock, by contract or otherwise.

     "Agent" means Bank One, NA in its capacity as agent for the Lenders pursuant to Article X, and not in its individual capacity as a Lender, and any successor Agent appointed pursuant to Article X.

     "Aggregate Commitment" means the aggregate of the Commitments of all the Lenders, as reduced from time to time pursuant to the terms hereof. The initial Aggregate Commitment is Three Hundred Million and 00/100 Dollars ($300,000,000).

     "Aggregate Outstanding Credit Exposure" means, at any time, the aggregate principal amount of all outstanding Advances (including the Ratable Advances, the Swing Line Loans and the Competitive Bid Advances) plus the Facility Letter of Credit Obligations outstanding.

     "Agreement" means this revolving credit agreement, as it may be amended or modified and in effect from time to time.

     "Agreement Accounting Principles" means generally accepted accounting principles as in effect on the date hereof, applied in a manner consistent with that used in preparing the financial statements referred to in Section 5.4.

     "Alternate Base Rate" means, for any day, a rate of interest per annum equal to the higher of (i) the Prime Rate or (ii) the Federal Funds Effective Rate most recently determined by the Agent plus 1/2% per annum. Changes in the rate of interest on that portion of any Advance maintained as a Floating Rate Advance will take effect simultaneously with each change in the Alternate Base Rate.

     "Applicable Facility Fee Rate" means (i) during any Level 1 Rating Period, 0.125% per annum, (ii) during any Level 2 Rating Period, 0.15% per annum, (iii) during any Level 3 Rating Period, 0.175% per annum, (iv) during any Level 4 Rating Period, 0.20% per annum, (v) during any Level 5 Rating Period, 0.25% per annum and (vi) during any Level 6 Rating Period, 0.30% per annum.

     "Applicable Floating Rate Margin" means during any Level 1, 2, 3, 4, 5 or 6 Rating Period, 0.00% per annum.

     "Applicable Margin" means (i) during any Level 1 Rating Period, 0.40% per annum, (ii) during any Level 2 Rating Period, 0.50% per annum, (iii) during any Level 3 Rating Period, 0.70% per annum, (iv) during any Level 4 Rating Period, 0.925% per annum, (v) during any Level 5 Rating Period, 1.10% per annum and (vi) during any Level 6 Rating Period, 1.25% per annum.

     "Applicable Utilization Fee Rate" means (i) during any Level 1 or 2 Rating Period, 0.10% per annum, (ii) during any Level 3 or 4 Rating Period, 0.125% per annum, (iii) during any

Level 5 Rating Period, 0.15% per annum and (iv) during any Level 6 Rating Period, 0.20% per annum.

     "Arranger" means Banc One Capital Markets, Inc., in its capacity as arranger for the loan transaction evidenced by this Agreement.

     "Article" means an article of this Agreement unless another document is specifically referenced.

     "Authorized Officer" means either of the Treasurer or Assistant Treasurer of the Borrower, acting singly.

     "Bank One" means Bank One, NA, with its principal office in Chicago, Illinois, in its individual capacity, and its successors.

     "Board of Directors" means the board of directors of a Person or any duly authorized committee of such board of directors to the extent that such committee is authorized to perform the functions of such board of directors. Unless otherwise expressly provided or unless the context otherwise requires, all references herein to the "Board of Directors" shall mean the Board of Directors of the Borrower.

     "Borrower" means Yellow Corporation, a Delaware corporation, and its permitted successors and assigns.

     "Borrowing Date" means a date on which an Advance is made hereunder.

     "Business Day" means (i) with respect to any borrowing, payment or rate selection of Eurodollar Ratable Advances or Eurodollar Bid Rate Advances, a day other than Saturday or Sunday on which banks generally are open in Chicago and New York for the conduct of substantially all of their commercial lending activities and on which dealings in United States dollars are carried on in the London interbank market and (ii) for all other purposes, a day other than Saturday or Sunday on which banks generally are open in Chicago and New York for the conduct of substantially all of their commercial lending activities.

     "Capitalized Lease" of a Person means any lease of Property by such Person as lessee which would be capitalized on a balance sheet of such Person prepared in accordance with Agreement Accounting Principles.

     "Capitalized Lease Obligations" of a Person means the amount of the obligations of such Person under Capitalized Leases which would be shown as a liability on a balance sheet of such Person prepared in accordance with Agreement Accounting Principles.

     "CERCLA" means the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended.

     "Change in Control" means the acquisition by any Person, or two or more Persons acting in concert, of beneficial ownership (within the meaning of Rule 13d-3 of the Securities and

Exchange Commission under the Securities Exchange Act of 1934) of 30% or more of the outstanding shares of voting stock of the Borrower.

     "Closing Date" means April 5, 2001, or such other Business Day thereafter agreed upon by the parties hereto on which the Agent shall have determined that the conditions set forth in Section 4.1 have been fulfilled or waived.

     "Code" means the Internal Revenue Code of 1986, as amended, reformed or otherwise modified from time to time.

     "Commitment" means, for each Lender, the obligation of such Lender to make Ratable Loans and participate in Facility Letters of Credit in an amount not exceeding in the aggregate at any one time the amount set forth opposite its signature below, as it may be modified as a result of any assignment that has become effective pursuant to Section 12.3.2 or as otherwise modified from time to time pursuant to the terms hereof.

     "Competitive Bid Advance" means a borrowing hereunder consisting of the aggregate amount of the several Competitive Bid Loans made by some or all of the Lenders to the Borrower at the same time and for the same Interest Period.

     "Competitive Bid Borrowing Notice" is defined in Section 2.3.6.

     "Competitive Bid Loan" means a Eurodollar Bid Rate Loan or an Absolute Rate Loan, or both, as the case may be.

     "Competitive Bid Margin" means the margin above or below the applicable Eurodollar Base Rate offered for a Eurodollar Bid Rate Loan, expressed as a percentage (rounded to the nearest 1/100 of 1%) to be added or subtracted from such Eurodollar Base Rate.

     "Competitive Bid Note" means a promissory note in substantially the form of Exhibit "B" hereto, with appropriate insertions, duly executed and delivered to the Agent by the Borrower for the account of a Lender and payable to the order of such Lender, including any amendment, modification, renewal or replacement of such promissory note.

     "Competitive Bid Quote" means a Competitive Bid Quote substantially in the form of Exhibit "E" hereto completed and delivered by a Lender to the Agent in accordance with Section 2.3.4.

     "Competitive Bid Quote Request" means a Competitive Bid Quote Request substantially in the form of Exhibit "C" hereto completed and delivered by the Borrower to the Agent in accordance with Section 2.3.2.

     "Condemnation" is defined in Section 7.8.

     "Consolidated Assets" means, at any date, all amounts which, in conformity with Agreement Accounting Principles, would be included as assets on a consolidated balance sheet of the Borrower and its Subsidiaries as at such date.

     "Consolidated EBITDAR" means Consolidated Net Income plus, to the extent deducted from revenues in determining Consolidated Net Income, (i) Net Interest Expense, (ii) income taxes, (iii) depreciation, (iv) amortization and (v) rents, all calculated for the Borrower and its Subsidiaries on a consolidated basis in accordance with Agreement Accounting Principles.

     "Consolidated Indebtedness" of a Person means, without duplication, such Person's (i) obligations for borrowed money, (ii) Loans and Letters of Credit obligations outstanding under this Agreement, (iii) obligations which are evidenced by notes, acceptances, or other instruments, (iv) Capitalized Lease Obligations, (v) present value of operating leases (calculated on the basis of a discount rate of 10%), (vi) outstanding principal balances (representing securitized but unliquidated assets) under asset securitization agreements (including, without limitation, the outstanding principal balance of accounts receivable under Receivables Transactions) and (vii) guaranties of or other contingent obligations with respect to indebtedness of Persons other than the Borrower or any Subsidiary, including without limitation contingent obligations with respect to Letters of Credit.

     "Consolidated Net Income" means, for any period, the net income or loss of the Borrower and its Subsidiaries for such period, determined on a consolidated basis in accordance with Agreement Accounting Principles.

     "Consolidated Net Worth" means, at any date, the consolidated net worth of the Borrower and its Subsidiaries at such date.

     "Consolidated Tangible Net Worth" means, at any date, the consolidated net worth of the Borrower and its Subsidiaries at such date after subtracting therefrom the aggregate amount of any intangible assets of the Borrower and its Subsidiaries, including, without limitation, goodwill, franchises, licenses, patents, trademarks, trade names, copyrights, service marks, brand names and operating rights, all determined in accordance with Agreement Accounting Principles.

     "Controlled Group" means all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control which, together with the Borrower or any of its Subsidiaries, are treated as a single employer under Section 414 of the Code.

     "Credit Extension" means the making of any Advance or the issuance of any Facility Letter of Credit pursuant to this Agreement.

     "Credit Extension Date" means the date on which any Credit Extension is made hereunder.

     "Current Payment Obligations" means (when used in Sections 5.9 and 7.11 only), as of any date of determination, payment obligations which are past due, are due on or will become due within 12 months after such date.

     "Default" means an event described in Article VII.

     "Defaulting Lender" means any Lender that, in breach of this Agreement, (i) on any Borrowing Date fails to make available to the Agent such Lender's Loans required to be made to the Borrower on such Borrowing Date or (ii) shall not have made a payment to the Issuer pursuant to Section 2.4.5(b). Once a Lender becomes a Defaulting Lender, such Lender shall continue as a Defaulting Lender until such time as such Defaulting Lender makes available to the Agent the amount of such Defaulting Lender's Loans and/or to the Issuer such payments requested by the Issuer, together with all other amounts then due and payable to the Agent and/or the Issuer by such Defaulting Lender pursuant to this Agreement.

     "Dollars" and "$" mean lawful money of the United States of America.

     "Environmental Laws" means all applicable federal, state or local statutes, laws, ordinances, codes, rules, regulations and guidelines (including consent decrees and administrative orders) relating to public health and safety and protection of the environment.

     "Equipment" means all equipment, machinery, furniture and goods used or usable by the Borrower in its business and all other tangible personal property (other than inventory), and all accessions and additions thereto, excluding such of the foregoing as have been attached to real property in such a manner that their removal would cause damage to the realty and which have therefore taken on the character of real property.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time.

     "ERISA Affiliate" means any corporation or trade or business which is a member of the same controlled group of corporations (within the meaning of Section 414(b) of the Code) as the Borrower or any Subsidiary of the Borrower, or is under common control (within the meaning of Section 414(c) of the Code) with the Borrower or any Subsidiary of the Borrower.

     "Eurodollar Auction" means a solicitation of Competitive Bid Quotes setting forth Competitive Bid Margins pursuant to Section 2.3.

     "Eurodollar Base Rate" means, with respect to a Eurodollar Advance for the relevant Interest Period, the applicable British Bankers' Association Interest Settlement Rate for deposits in U.S. dollars appearing on Reuters Screen FRBD as of 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, and having a maturity equal to such Interest Period, provided that, (i) if Reuters Screen FRBD is not available to the Agent for any reason, the applicable Eurodollar Base Rate for the relevant Interest Period shall instead be the applicable British Bankers' Association Interest Settlement Rate for deposits in U.S. dollars as reported by any other generally recognized financial information service as of 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, and having a maturity equal to such Interest Period, and (ii) if no such British Bankers' Association Interest Settlement Rate is available to the Agent, the applicable Eurodollar Base Rate for the relevant Interest Period shall instead be the rate determined by the Agent to be the rate at which Bank One or one of its Affiliate banks offers to place deposits in U.S. dollars with first-class banks in the London interbank market at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, in the approximate amount of Bank One's relevant Eurodollar Bid Rate Loan or Eurodollar Ratable Loan and having a maturity equal to such Interest Period.

     "Eurodollar Bid Rate" means, with respect to a Eurodollar Bid Rate Loan made by a given Lender for the relevant Eurodollar Interest Period, the sum of
(i) the Eurodollar Base Rate, rounded, if necessary, to the next higher 1/16 of 1%, and (ii) the Competitive Bid Margin offered by such Lender and accepted by the Borrower.

     "Eurodollar Bid Rate Advance" means a Competitive Bid Advance which bears interest at a Eurodollar Bid Rate.

     "Eurodollar Bid Rate Loan" means a Loan which bears interest at the Eurodollar Bid Rate.

     "Eurodollar Interest Period" means, with respect to a Eurodollar Ratable Advance or a Eurodollar Bid Rate Advance, a period of one, two, three or six months commencing on a Business Day selected by the Borrower pursuant to this Agreement. Such Eurodollar Interest Period shall end on (but exclude) the day which corresponds numerically to such date one, two, three or six months (as applicable) thereafter, provided, however, that if there is no such numerically corresponding day in such next, second, third or sixth succeeding month, such Eurodollar Interest Period shall end on the last Business Day of such next, second, third or sixth succeeding month. If a Eurodollar Interest Period would otherwise end on a day which is not a Business Day, such Eurodollar Interest Period shall end on the next succeeding Business Day, provided, however, that if said next succeeding Business Day falls in a new month, such Eurodollar Interest Period shall end on the Business Day immediately preceding the day (which was not a Business Day) upon which such Eurodollar Interest Period would otherwise have ended. No Eurodollar Interest Period may end after the Termination Date.

     "Eurodollar Ratable Advance" means an Advance which bears interest at a Eurodollar Rate requested by the Borrower pursuant to Section 2.2.

     "Eurodollar Ratable Loan" means a Loan which bears interest at a Eurodollar Rate requested by the Borrower pursuant to Section 2.2.

     "Eurodollar Rate" means, with respect to a Eurodollar Ratable Advance for the relevant Eurodollar Interest Period, the sum of (i) the quotient of (a) the Eurodollar Base Rate applicable to that Eurodollar Interest Period, divided by
(b) one minus the Reserve Requirement (expressed as a decimal) applicable to that Eurodollar Interest Period, plus (ii) the Applicable Margin. The Eurodollar Rate shall be rounded, if necessary, to the next higher 1/16 of 1%.

     "Existing Credit Agreement" is defined in Section 4.1.

     "Existing Letters of Credit" means the letters of credit described on Schedule "5" hereto.

     "Extension Request" is defined in Section 2.7.17.

     "Facility Letter of Credit" means a standby Letter of Credit issued by the Issuer pursuant to Section 2.4. Upon the satisfaction of the conditions to the initial Credit Extension set forth in Sections 4.1 and 4.3, each Existing Letter of Credit shall be deemed for all purposes to be a Facility Letter of Credit issued hereunder and each Lender shall be deemed to hold a participation equal to its Pro Rata Share in such Facility Letter of Credit.

     "Facility Letter of Credit Obligations" means, as at the time of any determination thereof, all liabilities, whether actual or contingent, of the Borrower with respect to the Facility Letters of Credit, including the sum of
(a) Reimbursement Obligations and (b) the aggregate undrawn face amount of the outstanding Facility Letters of Credit.

     "Federal Funds Effective Rate" means, for any day, an interest rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published for such day (or, if such day is not a Business Day, for the immediately preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations at approximately 10:00 a.m. (Chicago time) on such day on such transactions received by the Agent from three Federal funds brokers of recognized standing selected by the Agent in its sole discretion.

     "Fixed Rate" means the Eurodollar Rate, the Eurodollar Bid Rate or the Absolute Rate.

     "Fixed Rate Advance" means an Advance which bears interest at a Fixed Rate.

     "Fixed Rate Loan" means a Loan which bears interest at a Fixed Rate.

     "Floating Rate" means, for any day, a rate per annum equal to the Alternate Base Rate, in each case changing when and as the Alternate Base Rate changes, plus the Applicable Floating Rate Margin.

     "Floating Rate Advance" means an Advance which bears interest at the Floating Rate.

     "Floating Rate Loan" means a Loan which bears interest at the Floating
Rate.

     "Guarantors" means, collectively, the Original Guarantors, any other Person which becomes a party to the Guaranty after the date hereof, and any successor or assign of any of the foregoing Persons (except to the extent such successor or assign is relieved from its obligations under the Guaranty pursuant to the provisions of this Agreement), and "Guarantor" means any one of such Persons, provided that any Person released from the Guaranty pursuant to the provisions of Section 6.22 shall no longer be a "Guarantor" unless and until such Person re-executes the Guaranty pursuant to the provisions of Section 6.22.

     "Guaranty" means that certain Guaranty dated as of April 5, 2001 executed by the Guarantors in favor of the Agent, for the ratable benefit of the Lenders, as it may be amended or modified and in effect from time to time.

     "Hazardous Material" means (i) any Hazardous Substance; (ii) any Hazardous Waste; (iii) any petroleum product; or (iv) any pollutant or contaminant or hazardous, dangerous or toxic chemical, material or substance within the meaning of any other federal, state or local law, regulation, ordinance or requirement (including consent decrees and administrative orders) relating to or imposing liability or standards of conduct concerning any hazardous, toxic or dangerous waste, substance or material, all as amended or hereafter amended.

     "Hazardous Substance" means any "hazardous substance," as defined by CERCLA.

     "Hazardous Waste" means any "hazardous waste," as defined by the Resource Conservation and Recovery Act, as amended.

     "Indebtedness" of a Person means, without duplication, such Person's (i) obligations for borrowed money, (ii) obligations representing the deferred purchase price of property or services (other than accounts payable arising in the ordinary course of such Person's business payable on terms customary in the trade), (iii) obligations, whether or not assumed, secured by Liens on or payable out of the proceeds or production from Property now or hereafter owned or acquired by such Person, (iv) obligations which are evidenced by notes, acceptances, or other instruments, (v) Capitalized Lease Obligations, (vi) outstanding principal balances (representing securitized but unliquidated assets) under asset securitization agreements (including, without limitation, the outstanding principal balance of accounts receivable under Receivables Transactions), and (vii) all guaranties of or other contingent obligations with respect to indebtedness of Persons other than the Borrower or any Subsidiary, including without limitation contingent obligations with respect to Letters of Credit.

     "Interest Period" means a Eurodollar Interest Period or an Absolute Rate Interest Period.

     "Invitation for Competitive Bid Quotes" means an Invitation for Competitive Bid Quotes substantially in the form of Exhibit "D" hereto, completed and delivered by the Agent to the Lenders in accordance with Section 2.3.3.

     "Issuer" means Bank One, in its capacity as issuer of Facility Letters of Credit under Section 2.4 and with respect to the Existing Letters of Credit issued by it. Firstar, N.A. and Wachovia Bank, N.A. shall be deemed to be Issuers solely with respect to the Existing Letters of Credit issued by such banks.

     "LC Application" is defined in Section 2.4.3.

     "Lenders" means the lending institutions listed on the signature pages of this Agreement, including, without limitation, Bank One in its capacity as a lender and as a Swing Line Lender, and their respective successors and assigns.

     "Lending Installation" means, with respect to a Lender, the Issuer or the Agent, any office, branch, subsidiary or affiliate of such Lender, the Issuer or the Agent.

     "Letter of Credit" of a Person means a letter of credit or similar instrument which is issued upon the application of such Person or upon which such Person is an account party or for which such Person is in any way liable.

     "Letter of Credit Collateral Account" is defined in Section 2.4.7.

     "Level 1 Rating Period" means any period during which the Borrower's senior unsecured long-term debt is rated A- or higher by S&P (or a comparable rating from any generally recognized successor to S&P) or A3 or higher by Moody's (or a comparable rating from any generally recognized successor to Moody's), provided, however, that notwithstanding the foregoing provisions of this definition, if the rating by Moody's or its successor and the rating by S&P or its successor differ by two or more of the rating grades used by such agencies, the Rating

Period which would exist if the Borrower's senior unsecured long-term debt were rated by both such agencies at one rating grade above the lower of such rating grades shall be deemed to exist.

     "Level 2 Rating Period" means any period which does not qualify as a Level 1 Rating Period during which the Borrower's senior unsecured long-term debt is rated BBB+ or higher by S&P (or a comparable rating from any generally recognized successor to S&P) and Baa1 or higher by Moody's (or a comparable rating from any generally recognized successor to Moody's).

     "Level 3 Rating Period" means any period which does not qualify as a Level 1 or Level 2 Rating Period during which the Borrower's senior unsecured long-term debt is rated BBB+ or higher by S&P (or a comparable rating from any generally recognized successor to S&P) or Baa1 or higher by Moody's (or a comparable rating from any generally recognized successor to Moody's), provided, however, that notwithstanding the foregoing provisions of this definition, if the rating by Moody's or its successor and the rating by S&P or its successor differ by two or more of the rating grades used by such agencies, the Rating Period which would exist if the Borrower's senior unsecured long-term debt were rated by both such agencies at one rating grade above the lower of such rating grades shall be deemed to exist.

     "Level 4 Rating Period" means any period which does not qualify as a Level 1, Level 2 or Level 3 Rating Period during which the Borrower's senior unsecured long-term debt is rated BBB or higher by S&P (or a comparable rating from any generally recognized successor to S&P) or Baa2 or higher by Moody's (or a comparable rating from any generally recognized successor to Moody's), provided, however, that notwithstanding the foregoing provisions of this definition, if the rating by Moody's or its successor and the rating by S&P or its successor differ by two or more of the rating grades used by such agencies, the Rating Period which would exist if the Borrower's senior unsecured long-term debt were rated by both such agencies at one rating grade above the lower of such rating grades shall be deemed to exist.

     "Level 5 Rating Period" means any period which does not qualify as a Level 1, Level 2, Level 3 or Level 4 Rating Period during which the Borrower's senior unsecured long-term debt is rated BBB- or higher by S&P (or a comparable rating from any generally recognized successor to S&P) and Baa3 or higher by Moody's (or a comparable rating from any generally recognized successor to Moody's).

     "Level 6 Rating Period" means any period which does not qualify as a Level 1, Level 2, Level 3, Level 4 or Level 5 Rating Period.

     "Lien" means any lien (statutory or other), mortgage, pledge, hypothecation, assignment, deposit arrangement, encumbrance or preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including, without limitation, the interest of a vendor or lessor under any conditional sale, Capitalized Lease or other title retention agreement).

     "Loan" means, with respect to a Lender, such Lender's portion, if any, of any Advance, and, with respect to the Swing Line Lender, a Swing Line Loan.

     "Loan Documents" means this Agreement, the Notes, the Guaranty and the LC Applications.

     "Margin Stock" means "margin stock" as defined in Regulation U.

     "Material Adverse Effect" means a material adverse effect on (i) the business, Property, condition (financial or other), results of operations, or prospects of the Borrower and its Subsidiaries taken as a whole, (ii) the ability of the Borrower to perform its obligations under the Loan Documents, or
(iii) the validity or enforceability of any of the Loan Documents or the rights or remedies of the Agent, the Issuer or the Lenders thereunder.

     "Material Subsidiary" means, as of any time of determination, any Subsidiary of the Borrower (i) the assets of which comprise more than 10% of the Consolidated Assets of the Borrower and its Subsidiaries as of the end of the Borrower's most recent fiscal year, or (ii) revenue attributable to which comprises more than 10% of the consolidated revenue of the Borrower and its Subsidiaries for the Borrower's most recent fiscal year.

     "Moody's" means Moody's Investors Service, Inc.

     "Multiemployer Plan" means a Plan maintained pursuant to a collective bargaining agreement or any other arrangement to which the Borrower or any member of the Controlled Group is a party to which more than one employer is obligated to make contributions.

     "Net Interest Expense" means, for any period, the difference of (i) interest expense (including interest, yield, discount, or similar amounts paid in connection with any receivables securitization, however characterized), minus
(ii) interest income.

     "Notes" means, collectively, the Competitive Bid Notes and the Ratable Notes; and "Note" means any one of the Notes.

     "Notice of Assignment" is defined in Section 12.3.2.

     "Obligations" means all unpaid principal of and accrued and unpaid interest on the Loans, all accrued and unpaid fees, all Facility Letter of Credit Obligations and all expenses, reimbursements, indemnities and other obligations of the Borrower or any Subsidiary Co-Applicant to the Lenders or to any Lender, the Issuer, the Agent or any indemnified party hereunder arising under the Loan Documents.

     "Officer's Certificate" shall mean a certificate signed in the name of the Borrower by an Authorized Officer.

     "Original Guarantors" means, collectively, Saia Motor Freight Line, Inc., a Louisiana corporation, Jevic Transportation, Inc., a New Jersey corporation and Yellow Freight.

     "Participants" is defined in Section 12.2.1.

     "Payment Date" means the last day of each calendar quarter.

     "PBGC" means the Pension Benefit Guaranty Corporation, or any successor thereto.

     "Person" means any natural person, corporation, firm, joint venture, partnership, association, enterprise, trust or other entity or organization, or any government or political subdivision or any agency, department or instrumentality thereof.

     "Plan" means an employee pension benefit plan which is covered by Title IV of ERISA or subject to the minimum funding standards under Section 412 of the Code as to which the Borrower or any member of the Controlled Group may have any liability.

     "Prime Rate" means the prime rate of interest announced by Bank One or its parent from time to time (which is not necessarily the lowest rate charged to any customer), changing when and as said prime rate changes.

     "Property" of a Person means any and all property, whether real, personal, tangible, intangible, or mixed, of such Person, or other assets owned, leased or operated by such Person.

     "Pro Rata Share" means, for each Lender, the ratio of such Lender's Commitment to the Aggregate Commitment.

     "Purchasers" is defined in Section 12.3.1.

     "Ratable Advance" means a borrowing hereunder consisting of the aggregate amount of the several Ratable Loans made by the Lenders to the Borrower at the same time, at the same Rate Option and for the same Interest Period.

     "Ratable Borrowing Notice" is defined in Section 2.2.3.

     "Ratable Loan" means a Loan made by a Lender pursuant to Section 2.2 hereof.

     "Ratable Note" means a promissory note in substantially the form of Exhibit "A" hereto, duly executed and delivered to the Agent by the Borrower for the account of a Lender and payable to the order of such Lender in the amount of its Commitment, including any amendment, modification, renewal or replacement of such promissory note.

     "Rate Option" means the Eurodollar Rate or the Floating Rate.

     "Rating Period" means a Level 1 Rating Period, a Level 2 Rating Period, a Level 3 Rating Period, a Level 4 Rating Period, a Level 5 Rating Period or a Level 6 Rating Period.

     "Receivables Corp." means Yellow Receivables Corporation, a special-purpose Subsidiary of Yellow Freight.

     "Receivables Purchaser" means a purchaser of accounts receivable from Receivables Corp. pursuant to a Receivables Transaction.

     "Receivables Transactions" means, collectively, (i) the creation of Receivables Corp. to purchase accounts receivable generated by and owed to certain Subsidiaries of the Borrower, (ii) the entry by Receivables Corp. into one or more receivables purchase agreements with Receivables Purchasers, pursuant to which each Receivables Purchaser will, from time to time, purchase from Receivables Corp. undivided interests in the receivables described in clause (i), and (iii) the entry by Receivables Corp. into such ancillary agreements, documents and instruments as are necessary or advisable in connection with such receivables purchase agreements.

     "Refinancing Credit Extension" (i) when used to refer to an Advance means an Advance which, after giving effect to the Advance and the application of the proceeds thereof, does not increase the aggregate amount of outstanding Advances, provided, however, that any Ratable Advance the proceeds of which are used, all or in part, to repay any Competitive Bid Loan shall not be deemed to be a Refinancing Credit Extension; and (ii) when used to refer to the issuance of a Facility Letter of Credit means a Facility Letter of Credit which, after giving effect to the issuance thereof, does not increase the aggregate amount of Facility Letter of Credit Obligations.

     "Refinancing Loan" means, with respect to a Lender, such Lender's ratable share of a Refinancing Credit Extension which is an Advance.

     "Regulation D" means Regulation D of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor thereto or other regulation or official interpretation of said Board of Governors relating to reserve requirements applicable to member banks of the Federal Reserve System.

     "Regulation U" means Regulation U of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor or other regulation or official interpretation of said Board of Governors relating to the extension of credit by banks for the purpose of purchasing or carrying margin stocks applicable to member banks of the Federal Reserve System.

     "Reimbursement Obligations" means, at any time, the aggregate of the obligations of the Borrower to the Lenders and the Issuer in respect of all unreimbursed payments or disbursements made by the Issuer and the Lenders under or in respect of the Facility Letters of Credit (including, without limitation, the Borrower's obligation to reimburse the Issuer for draws on Facility Letters of Credit pursuant to Section 2.4.4(b)).

     "Reportable Event" means a reportable event as defined in Section 4043 of ERISA and the regulations issued under such section, with respect to a Plan, excluding, however, such events as to which the PBGC by regulation waived the requirement of Section 4043(a) of ERISA that it be notified within 30 days of the occurrence of such event, provided, however, that a failure to meet the minimum funding standard of Section 412 of the Code and of Section 302 of ERISA shall be a Reportable Event regardless of the issuance of any such waiver of the notice requirement in accordance with either Section 4043(a) of ERISA or Section 412(d) of the Code.

     "Required Lenders" means Lenders in the aggregate having at least 66-2/3% of the Aggregate Commitment or, if the Aggregate Commitment has been terminated, Lenders in the aggregate holding at least 66-2/3% of the Aggregate Outstanding Credit Exposure.

     "Reserve Requirement" means, with respect to a Eurodollar Interest Period, the maximum aggregate reserve requirement (including all basic, supplemental, marginal and other reserves) which is imposed under Regulation D on Eurocurrency liabilities (in the case of Eurodollar Ratable Advances).

     "Response Date" is defined in Section 2.7.17.

     "Revenue Equipment" means that Property of the Borrower or any Subsidiary which is so designated on the Borrower's consolidated balance sheets provided to the Lenders under Section 6.1(i) and (ii), exclusive of any real property which may fall under such designation.

     "S&P" means Standard and Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc.

     "Section" means a numbered section of this Agreement, unless another document is specifically referenced.

     "Single Employer Plan" means a Plan maintained by the Borrower or any member of the Controlled Group for employees of the Borrower or any member of the Controlled Group.

     "Stock Acquisition" means any transaction, or any series of related transactions, consummated after the date of this Agreement, by which the Borrower directly or indirectly acquires (in one transaction or as the most recent transaction in a series of transactions) at least a majority (in number of votes) of the securities of a corporation or other Person which have ordinary voting power for the election of directors or other governing body (other than securities having such power only by reason of the happening of a contingency), provided, however, that such term shall not include any such transaction (or series of transactions) which has been approved as to its terms by the Board of Directors of the Borrower and (prior to the commencement of such transaction or series of transactions) by the Board of Directors or other governing body of the corporation or other Person whose securities are to be acquired.

     "Subsidiary" of a Person means (i) any corporation more than 50% of the outstanding securities having ordinary voting power of which shall at the time be owned or controlled, directly or indirectly, by such Person or by one or more of its Subsidiaries or by such Person and one or more of its Subsidiaries, or
(ii) any partnership, association, joint venture or similar business organization more than 50% of the ownership interests having ordinary voting power of which shall at the time be so owned or controlled. Unless otherwise expressly provided, all references herein to a "Subsidiary" shall mean a Subsidiary of the Borrower.

     "Subsidiary Co-Applicant" is defined in Section 2.4.1.

     "Substantial Portion" means, with respect to the Property of the Borrower and its Subsidiaries, Property which represents more than 10% of the Consolidated Assets of the Borrower and its Subsidiaries as would be shown in the consolidated financial statements of the Borrower and its Subsidiaries as at the beginning of the twelve-month period ending with the month in which such determination is made.

     "Swing Line Borrowing Notice" is defined in Section 2.5.2.

     "Swing Line Commitment" means the obligation of the Swing Line Lender to make Swing Line Loans up to a maximum principal amount of $15,000,000 at any one time outstanding.

     "Swing Line Lender" means Bank One or such other Lender which may succeed to its rights and obligations as Swing Line Lender pursuant to the terms of this Agreement.

     "Swing Line Loan" means a Loan made available to the Borrower by the Swing Line Lender pursuant to Section 2.5.

     "Termination Date" means the earlier of (a) April 5, 2004 or any later date as may be specified as the Termination Date in accordance with Section 2.7.17, and (b) the date of cancellation in whole of the Aggregate Commitment pursuant to Section 2.7.13 hereof.

     "Termination Event" means any of the following:

          (i) the filing by the Borrower, any of its Subsidiaries, any of its ERISA Affiliates or any plan administrator under Title IV of ERISA of a notice of the termination of, or the intent to terminate, any Single Employer Plan;

          (ii) the institution by the PBGC of proceedings for the termination of any Single Employer Plan; or the receipt by the Borrower, any of its Subsidiaries, or any of its ERISA Affiliates of a notice from a Multiemployer Plan that such action has been taken by the PBGC with respect to such Multiemployer Plan; or

          (iii) the complete or partial withdrawal by the Borrower, any of its Subsidiaries, or any of its ERISA Affiliates from any Multiemployer Plan, a default, within the meaning of Section 4219(c)(5) of ERISA, by the Borrower or any member of the Controlled Group with respect to any Multiemployer Plan, or the receipt by the Borrower, any of its Subsidiaries, or any of its ERISA Affiliates of notice from a Multiemployer Plan that it is in reorganization or insolvency or that it intends to terminate or has been terminated.

Once a Termination Event occurs with respect to a Plan, such Termination Event shall be deemed to continue in effect for the purposes of this Agreement until all payment obligations and other liabilities of any member of the Controlled Group with respect thereto have been discharged.

     "Transferee" is defined in Section 12.4.

     "Transferor Lender" is defined in Section 12.3.1.

     "Type" means, with respect to any Advance, its nature as a Floating Rate Advance, Eurodollar Ratable Advance, Eurodollar Bid Rate Advance or Absolute Rate Advance.

     "Unfunded Liabilities" means the amount (if any) by which the actuarial present value of all accumulated vested nonforfeitable benefits under all Single Employer Plans exceeds the fair market value of all such Plan assets allocable to such benefits, all determined as of the then most recent valuation date for such Plans and calculated in accordance with Statement of Financial Accounting Standards No. 35.

     "Unmatured Default" means an event or condition which but for the lapse of time or the giving of notice, or both, would constitute a Default.

     "Wholly-Owned Subsidiary" of a Person means any Subsidiary of such Person all of the outstanding voting stock of which shall at the time be owned or controlled, directly or indirectly, by such Person or one or more Wholly-Owned Subsidiaries of such Person, or by such Person and one or more Wholly-Owned Subsidiaries of such Person.

     "Yellow Freight" means Yellow Freight System, Inc., an Indiana corporation.

     The foregoing definitions shall be equally applicable to both the singular and the plural forms of the defined terms.

     Except as provided to the contrary herein, all accounting terms used herein shall be interpreted and all accounting determinations hereunder shall be made in accordance with Agreement Accounting Principles, applied in a manner consistent with that used in the preparation of the most recent financial statements submitted by the Borrower pursuant to Section 6.1 (or, before any financial statements have been submitted pursuant to Section 6.1, in a manner consistent with that used in the preparation of the financial statements referred to in Section 5.4).

                                   ARTICLE II

                                  THE FACILITY


     2.1. The Facility.

     2.1.1. Description of Facility. The Lenders grant to the Borrower a revolving credit facility pursuant to which, and upon the terms and subject to the conditions herein set forth:

          (i) each Lender severally agrees to make Ratable Loans to the Borrower in accordance with Section 2.2;

          (ii) each Lender severally agrees to participate in Facility Letters of Credit issued by the Issuer in accordance with Section 2.4;

          (iii) the Swing Line Lender agrees to make Swing Line Loans to the Borrower in accordance with Section 2.5; and

          (iv) each Lender may, in its sole discretion, make bids to make Competitive Bid Loans to the Borrower in accordance with Section 2.3.

     2.1.2. Facility Amount. In no event may the Aggregate Outstanding Credit Exposure exceed the Aggregate Commitment. The Borrower agrees that if at any time any such excess shall arise, it shall immediately pay to the Agent (or deposit into the Letter of Credit Collateral Account, to the extent that all Loans have been fully repaid) the amount necessary to eliminate such excess, without presentment, demand, protest or notice of any kind from the Agent, the Issuer or any Lender, all of which the Borrower hereby expressly waives.

     2.1.3. Availability of Facility. Subject to the terms hereof, the facility is available from the date hereof to the Termination Date. Subject to the terms of this Agreement, the Borrower may borrow, repay and reborrow and the Borrower may request the issuance of Facility Letters of Credit at any time prior to the Termination Date. The Commitments to lend and participate in Facility Letters of Credit hereunder shall expire on the Termination Date.

     2.2. Ratable Advances.

     2.2.1. Ratable Advances. Each Ratable Advance hereunder (other than any Swing Line Loan) shall consist of borrowings made from the several Lenders ratably in proportion to the amounts of their respective Commitments. The aggregate outstanding amount of Competitive Bid Advances shall reduce the amount available for borrowing under each Lender's Commitment ratably in the proportion such Lender's Commitment bears to the Aggregate Commitment regardless of which Lender or Lenders make such Competitive Bid Advances. Ratable Advances shall be evidenced by the Ratable Notes. No Ratable Advance may mature after the Termination Date.

     2.2.2. Ratable Advance Rate Options. The Ratable Advances may be Floating Rate Advances or Eurodollar Ratable Advances, or a combination thereof, selected by the Borrower in accordance with Section 2.2.3.

     2.2.3. Method of Selecting Rate Options and Interest Periods for Ratable Advances. The Borrower shall select the Rate Option and Interest Period applicable to each Ratable Advance from time to time. The Borrower shall give the Agent irrevocable notice (a "Ratable Borrowing Notice") not later than 11:00 a.m. (Chicago time) on the Borrowing Date of each Floating Rate Advance and 10:00 a.m. (Chicago time) three Business Days before the Borrowing Date of each Eurodollar Ratable Advance. Notwithstanding the foregoing, a Ratable Borrowing Notice for a Floating Rate Advance may be given not later than 30 minutes after the time at which the Borrower is required to reject one or more bids offered in connection with an Absolute Rate Auction pursuant to Section 2.3.6 and a Ratable Borrowing Notice for a Eurodollar Ratable Advance may be given not later than 30 minutes after the time the Borrower is required to reject one or more bids offered in connection with a Eurodollar Auction pursuant to Section 2.3.6. A Ratable Borrowing Notice shall specify:

          (i) the Borrowing Date, which shall be a Business Day, of such Ratable Advance;

          (ii) the aggregate amount of such Ratable Advance;

          (iii) the Rate Option selected for such Ratable Advance; and

          (iv) in the case of each Eurodollar Ratable Advance, the Interest Period applicable thereto (which may not end after the Termination Date).

     2.3. Competitive Bid Advances.

     2.3.1. Competitive Bid Option. In addition to Ratable Advances pursuant to
Section 2.2, but subject to the terms and conditions of this Agreement (including, without limitation, the limitation set forth in Section 2.1.2 as to the maximum aggregate principal amount of all outstanding Advances and Facility Letter of Credit Obligations hereunder), the Borrower may, as set forth in this
Section 2.3, request the Lenders, prior to the Termination Date, to make offers to make Competitive Bid Advances to the Borrower. Each Lender may, but shall have no obligation to, make such offers and the Borrower may, but shall have no obligation to, accept any such offers in the manner set forth in this Section
2.3. Competitive Bid Advances shall be evidenced by the Competitive Bid Notes.

     2.3.2. Competitive Bid Quote Request. When the Borrower wishes to request offers to make Competitive Bid Loans under this Section 2.3, it shall transmit to the Agent by telecopy a Competitive Bid Quote Request substantially in the form of Exhibit "C" hereto so as to be received no later than (x) 10:00 a.m. (Chicago time) at least four Business Days prior to the Borrowing Date proposed therein, in the case of a Eurodollar Auction, or (y) 9:00 a.m. (Chicago time) at least one Business Day prior to the Borrowing Date proposed therein, in the case of an Absolute Rate Auction, specifying:

          (i) the proposed Borrowing Date, which shall be a Business Day, for the proposed Competitive Bid Advance;

          (ii) the aggregate principal amount of such Competitive Bid Advance;

          (iii) whether the Competitive Bid Quotes requested are to set forth a Competitive Bid Margin or an Absolute Rate, or both; and

          (iv) the Interest Period applicable thereto (which may not end after the Termination Date).

The Borrower may request offers to make Competitive Bid Loans for more than one Interest Period in a single Competitive Bid Quote Request. No Competitive Bid Quote Request shall be given within five Business Days (or such other number of days as the Borrower and the Agent may agree) of any other Competitive Bid Quote Request. To the extent that a Competitive Bid Quote Request does not conform substantially to the format of Exhibit "C" hereto, it shall be rejected by the Agent.

     2.3.3. Invitation for Competitive Bid Quotes. Promptly and in any event before the close of business on the same Business Day of receipt of a Competitive Bid Quote Request that is not rejected pursuant to Section 2.3.2, the Agent shall send to each of the Lenders by telecopy an Invitation for Competitive Bid Quotes substantially in the form of Exhibit "D" hereto, which shall constitute an invitation by the Borrower to each Lender to submit Competitive Bid Quotes offering to make the Competitive Bid Loans to which such Competitive Bid Quote Request relates in accordance with this Section 2.3.

     2.3.4. Submission and Contents of Competitive Bid Quotes.

     (a) Each Lender may, in its sole discretion, submit a Competitive Bid Quote containing an offer or offers to make Competitive Bid Loans in response to any Invitation for Competitive Bid Quotes. Each Competitive Bid Quote must comply with the requirements of this Section 2.3.4 and must be submitted to the Agent by telecopy at its offices specified in or pursuant to Article XIII not later than (x) 9:00 a.m. (Chicago time) at least three Business Days prior to the proposed Borrowing Date, in the case of a Eurodollar Auction or (y) 9:00 a.m. (Chicago time) on the proposed Borrowing Date, in the case of an Absolute Rate Auction; provided that Competitive Bid Quotes submitted by Bank One may only be submitted if the Agent or Bank One notifies the Borrower of the terms of the offer or offers contained therein not later than 15 minutes prior to the latest time at which the relevant Competitive Bid Quotes must be submitted by the other Lenders. Subject to Articles IV and VIII, any Competitive Bid Quote so made shall be irrevocable except with the written consent of the Agent given on the instructions of the Borrower.

     (b) Each Competitive Bid Quote shall be in substantially the form of Exhibit "E" hereto and shall in any case specify:

          (i) the proposed Borrowing Date, which shall be the same as that set forth in the applicable Invitation for Competitive Bid Quotes;

          (ii) the principal amount of the Competitive Bid Loan for which each such offer is being made, which principal amount (1) may be greater than, less than or equal to the Commitment of the quoting Lender, (2) must be at least $2,000,000 and an integral multiple of $500,000, and (3) may not exceed the principal amount of Competitive Bid Loans for which offers were requested;

          (iii) in the case of a Eurodollar Auction, the Competitive Bid Margin offered for each such Competitive Bid Loan;

          (iv) the minimum amount, if any, of the Competitive Bid Loan which may be accepted by the Borrower;

          (v) in the case of an Absolute Rate Auction, the Absolute Rate offered for each such Competitive Bid Loan; and

          (vi) the identity of the quoting Lender.

     (c) The Agent shall reject any Competitive Bid Quote that:

          (i) is not substantially in the form of Exhibit "E" hereto or does not specify all of the information required by Section 2.3.4(b);

          (ii) contains qualifying, conditional or similar language, other than any such language contained in Exhibit "E";

          (iii) proposes terms other than or in addition to those set forth in the applicable Invitation for Competitive Bid Quotes; or

          (iv) arrives after the time set forth in Section 2.3.4(a).

If any Competitive Bid Quote shall be rejected pursuant to this Section 2.3.4(c), then the Agent shall notify the relevant Lender of such rejection as soon as practical.

     2.3.5. Notice to Borrower. The Agent shall promptly notify the Borrower of the terms (i) of any Competitive Bid Quote submitted by a Lender that is in accordance with Section 2.3.4 and (ii) of any Competitive Bid Quote that amends, modifies or is otherwise inconsistent with a previous Competitive Bid Quote submitted by such Lender with respect to the same Competitive Bid Quote Request. Any such subsequent Competitive Bid Quote shall be disregarded by the Agent unless such subsequent Competitive Bid Quote specifically states that it is submitted solely to correct a manifest error in such former Competitive Bid Quote. The Agent's notice to the Borrower shall specify the aggregate principal amount of Competitive Bid Loans for which offers have been received for each Interest Period specified in the related Competitive Bid Quote Request and the respective principal amounts and Competitive Bid Margins (and resulting Eurodollar Bid Rates) or Absolute Rates, as the case may be, so offered.

     2.3.6. Acceptance and Notice by Borrower. Not later than (x) 10:00 a.m. (Chicago time) at least three Business Days prior to the proposed Borrowing Date, in the case of a Eurodollar Auction or (y) 10:00 a.m. (Chicago time) on the proposed Borrowing Date, in the case of an Absolute Rate Auction, the Borrower shall notify the Agent of its acceptance or rejection of the offers of which it received notification pursuant to Section 2.3.5. The failure by the Borrower to give such notice to the Agent shall be deemed to be a rejection of all such offers. In the case of acceptance, such notice (a "Competitive Bid Borrowing Notice") shall specify the aggregate principal amount of offers for each Interest Period that are accepted. The Borrower may accept any Competitive Bid Quote in whole or in part (subject to the terms of Section 2.3.4(b)(iv) and Section 2.7.2); provided that:

          (i) the aggregate principal amount of each Competitive Bid Advance may not exceed the applicable amount set forth in the related Competitive Bid Quote Request;

          (ii) acceptance of offers may only be made on the basis of ascending Competitive Bid Margins (and resulting Eurodollar Bid Rates) or Absolute Rates, as the case may be; and

          (iii) the Borrower may not accept any offer that is described in
     Section 2.3.4(c) (and is not subsequently corrected by the relevant Lender) or that otherwise fails to comply with the requirements of this Agreement.

     2.3.7. Allocation by Agent. If offers are made by two or more Lenders with the same Competitive Bid Margins (and resulting Eurodollar Bid Rates) or Absolute Rates, as the case may be, for a greater aggregate principal amount than the amount in respect of which offers are accepted for the related Interest Period, the principal amount of Competitive Bid Loans in respect of which such offers are accepted shall be allocated by the Agent among such Lenders as nearly as possible (in such multiples, not greater than $1,000,000, as the Agent may deem appropriate) in proportion to the aggregate principal amount of such offers; provided, however, that no Lender shall be allocated a portion of any Competitive Bid Advance which is less than the minimum amount which such Lender has indicated that it is willing to accept. Allocations by the Agent of the amounts of Competitive Bid Loans shall be conclusive in the absence of manifest error. The Agent shall promptly, but in any event on the same Business Day, notify each Lender of its receipt of a Competitive Bid Borrowing Notice and the aggregate principal amount of such Competitive Bid Advance allocated to each participating Lender. Upon request by any Lender at the completion of the bidding process in response to any Competitive Bid Quote Request, the Agent will disclose to such Lender the range of the pricing of all offers accepted by the Borrower and allocated to Lenders.

     2.3.8. Competitive Bid Auction Fees. The Borrower hereby agrees to pay to the Agent, for its own account, the Agent's competitive bid auction fees set forth in the Letter Agreement dated April 5, 2001 between the Borrower and the Agent, such fees to be due and payable on the date any offer to make a Competitive Bid Loan is accepted by the Borrower.

     2.4. Facility Letters of Credit.

     2.4.1. Obligation to Issue. Subject to the terms and conditions of this Agreement and in reliance upon the representations and warranties of the Borrower herein set forth, Bank One, in its capacity as the Issuer hereunder, hereby agrees to issue upon the request of the Borrower and for the account of the Borrower or for the account of the Borrower and any Subsidiary of the Borrower which is a co-applicant with the Borrower for such Facility Letter of Credit on the form of application described in Section 2.4.3(a) (each such Subsidiary a "Subsidiary Co-Applicant"), through such of the Issuer's Lending Installations or Affiliates as the Issuer, the Borrower and the Subsidiary Applicant (if any) may mutually agree, one or more Facility Letters of Credit in accordance with this Section 2.4, from time to time during the period, commencing on the Closing Date and ending five (5) Business Days prior to the Termination Date. All Facility Letters of Credit shall be denominated and drawable in U.S. Dollars.

     2.4.2. Conditions for Issuance. In addition to being subject to the satisfaction of the conditions contained in Section 4.2, the obligation of the Issuer to issue any Facility Letter of Credit is subject to the satisfaction in full of the following conditions:

          (i) the aggregate maximum amount then available for drawing under Facility Letters of Credit issued by the Issuer, after giving effect to the Facility Letter of Credit requested hereunder, shall not exceed any limit imposed by law or regulation upon the Issuer;

          (ii) after giving effect to the requested issuance of any Facility Letter of Credit, the sum of (x) the Facility Letter of Credit Obligations plus (y) the total aggregate unpaid principal balance of the Advances does not exceed the Aggregate Commitment;

          (iii) after giving effect to the requested issuance of any Facility Letter of Credit, the aggregate outstanding Facility Letter of Credit Obligations do not exceed $175,000,000;

          (iv) the requested Facility Letter of Credit has an expiration date not later than the earlier of (x) five (5) Business Days prior to the Termination Date and (y) one year after its date of issuance; provided that any Letter of Credit with a one year tenor may provide for the renewal thereof for additional one year periods (which in no event shall extend beyond the date referred to in clause (x) above;

          (v) the Borrower shall have delivered to the Issuer at such times and in such manner as the Issuer may reasonably prescribe such documents and materials as may be required pursuant to the terms of the proposed Facility Letter of Credit and the proposed Facility Letter of Credit shall be satisfactory to the Issuer as to form and content; and

          (vi) as of the date of issuance, no order, judgment or decree of any court, arbitrator or governmental authority shall purport by its terms to enjoin or restrain the Issuer from issuing the Facility Letter of Credit and no law, rule or regulation applicable to the Issuer and no request or directive (whether or not having the force of law) from any governmental authority with jurisdiction over the Issuer shall prohibit or request that the Issuer refrain from the issuance of Letters of Credit generally or the issuance of that Facility Letter of Credit.

     2.4.3. Procedure for Issuance of Facility Letters of Credit.

     (a) The Borrower shall give the Issuer five (5) Business Days' prior written notice of any requested issuance of a Facility Letter of Credit under this Agreement. Such notice (the "LC Application") shall be on such standard application form as may be prescribed by the Issuer, shall be irrevocable and shall specify the stated amount of the Facility Letter of Credit requested, the effective date (which day shall be a Business Day) of issuance of such requested Facility Letter of Credit, the date on which such requested Facility Letter of Credit is to expire (which date shall be a Business Day and shall in no event be later than five (5) Business Days prior to the Termination Date), the purpose for which such Facility Letter of Credit is to be issued, and the Person for whose benefit the requested Facility Letter of Credit is to be issued. At the time such LC Application is delivered, the Borrower shall also provide the Issuer with a copy of the form of the Facility Letter of Credit it is requesting be issued. The Issuer shall promptly forward to the Lenders a copy of the LC Application.

     (b) IN THE EVENT OF ANY CONFLICT BETWEEN THE TERMS OF THIS AGREEMENT AND THE TERMS OF THE LC APPLICATION, THE TERMS OF THIS AGREEMENT SHALL CONTROL, PROVIDED THAT ANY SUBSIDIARY CO-APPLICANT SHALL, AS AND TO THE EXTENT SET FORTH IN THE RELEVANT LC APPLICATION, BE JOINTLY AND SEVERALLY LIABLE WITH THE BORROWER FOR THE REIMBURSEMENT OBLIGATIONS WITH RESPECT TO THE FACILITY LETTER(S) OF CREDIT ISSUED IN RESPONSE TO SUCH LC APPLICATION, NOTWITHSTANDING THE FACT THAT SUCH SUBSIDIARY CO-APPLICANT IS NOT A SIGNATORY TO THIS AGREEMENT.

     (c) Subject to the terms and conditions of this Section 2.4.3 and provided that the applicable conditions set forth in Article IV and Section 2.4.2 hereof have been satisfied, the Issuer shall, on the requested date, issue a Facility Letter of Credit in accordance with the Issuer's usual and customary business practices.

     (d) The Issuer shall not extend or amend any Facility Letter of Credit unless the requirements of this Section 2.4.3 are met as though a new Facility Letter of Credit was being requested and issued.

     2.4.4. Reimbursement Obligations.

     (a) The Borrower agrees to pay to the Agent for the account of the Issuer the amount of all Reimbursement Obligations, interest and other amounts payable to the Issuer under or in connection with any Facility Letter of Credit immediately when due, irrespective of any claim, set-off, defense or other right which the Borrower or any Subsidiary or Affiliate of the Borrower may have at any time against the Issuer or any other Person, under all circumstances, including without limitation, any of the following circumstances:

          (i) any lack of validity or enforceability of this Agreement or any of the other Loan Documents;

          (ii) the existence of any claim, setoff, defense or other right which the Borrower or any Subsidiary or Affiliate of the Borrower may have at any time against a beneficiary named in a Facility Letter of Credit or any transferee of any Facility Letter of Credit (or any Person for whom any such transferee may be acting), the Issuer, any Lender, or any other Person, whether in connection with this Agreement, any Facility Letter of Credit, the transactions contemplated herein or any unrelated transactions (including any underlying transactions between the Borrower or any Subsidiary or Affiliate of the Borrower and the beneficiary named in any Facility Letter of Credit);

          (iii) any draft, certificate or any other document presented under any Facility Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

          (iv) the surrender or impairment of any security for the performance or observance of any of the terms of any of the Loan Documents;

          (v) the occurrence of any Default or Unmatured Default;

          (vi) with respect to any Facility Letter of Credit for which there is a Subsidiary Co-Applicant, any defense to payment of such Reimbursement Obligations based on the status of the Borrower as a co-applicant for such Facility Letter of Credit, including without limitation any defense to payment which might be available to a guarantor or surety, all of which are hereby explicitly waived by the Borrower, which hereby agrees and acknowledges that its undertaking to pay all Reimbursement Obligations, including without limitation Reimbursement Obligations arising with respect to Facility Letters of Credit for which there is a Subsidiary Co-Applicant, is a primary obligation and not one of surety.

     (b) The Issuer shall promptly notify the Borrower of any draw under a Facility Letter of Credit. The Borrower shall reimburse the Issuer for the amount of each drawing under a Facility Letter of Credit no later than the Business Day after the payment by the Issuer. Any Reimbursement Obligation with respect to any Facility Letter of Credit shall bear interest from the date of the relevant drawing under the pertinent Facility Letter of Credit at the interest rate for past due Floating Rate Loans calculated in accordance with Section 2.7.7.

     2.4.5. Participation.

     (a) Immediately upon issuance by the Issuer of any Facility Letter of Credit in accordance with the procedures set forth in Section 2.4.3 each Lender shall be deemed to have irrevocably and unconditionally purchased and received from the Issuer, without recourse or warranty, an undivided interest and participation equal to its Pro Rata Share in such Facility Letter of Credit.

     (b) In the event that the Issuer makes any payment under any Facility Letter of Credit and neither the Borrower nor any Subsidiary shall have repaid such amount to the Issuer pursuant to Section 2.4.4, the Issuer shall promptly notify each Lender of such failure, and each Lender shall promptly and unconditionally pay to the Agent for the account of the Issuer the amount of such Lender's Pro Rata Share of the unreimbursed amount of any such payment. If any Lender fails to make available to the Agent for the account of the Issuer any amounts due to the Issuer pursuant to this Section 2.4.5(b), the Issuer shall be entitled to recover such amount, together with interest thereon at the Federal Funds Effective Rate, for the first three Business Days after such Lender receives such notice and thereafter, at the Floating Rate, payable (i) on demand, (ii) by setoff against any payments made to the Issuer for the account of such Lender or (iii) by payment to the Issuer by the Agent of amounts otherwise payable to such Lender under this Agreement. The failure of any Lender to make available to the Agent its Pro Rata Share of the unreimbursed amount of any such payment shall not relieve any other Lender of its obligation hereunder to make available to the Agent its Pro Rata Share of the unreimbursed amount of any payment on the date such payment is to be made, but no Lender shall be responsible for the failure of any other Lender to make available to the Agent its Pro Rata Share of the unreimbursed amount of any payment on the date such payment is to be made.

     (c) Whenever the Issuer receives a payment on account of a Reimbursement Obligation, including any interest thereon, it shall promptly pay to each Lender which has funded its participating interest therein, in immediately available funds, an amount equal to such Lender's Pro Rata Share thereof.

     (d) The obligations of a Lender to make payments to the Agent with respect to a Facility Letter of Credit shall be absolute, unconditional and irrevocable, not subject to any counterclaim, set-off, qualification or exception whatsoever and shall be made in accordance with the terms and conditions of this Agreement under all circumstances.

     (e) In the event any payment by the Borrower or any Subsidiary or Affiliate of the Borrower received by the Issuer or the Agent with respect to a Facility Letter of Credit and distributed to the Lenders on account of their participations is thereafter set aside, avoided or recovered from the Issuer or the Agent in connection with any receivership, liquidation, reorganization or bankruptcy proceeding, each Lender which received such distribution shall, upon demand by the Agent, contribute such Lender's Pro Rata Share of the amount set aside, avoided or recovered together with interest at the rate required to be paid by the Issuer upon the amount required to be repaid by it.

     2.4.6. Compensation for Facility Letters of Credit.

     (a) The Borrower shall pay to the Issuer, for the ratable benefit of the Lenders, a Facility Letter of Credit fee at a per annum rate equal to the Applicable Margin on the average daily undrawn amount of all Facility Letters of Credit outstanding, such fee to be paid in arrears on each Payment Date and on the Termination Date, provided that after the occurrence and during the continuance of a Default, the Letter of Credit fee shall be at a per annum rate equal to the Applicable Margin on the average daily undrawn amount of all Facility Letters of Credit outstanding plus 2% per annum.

     (b) In addition, the Borrower shall pay to the Issuer, for its own account, a Letter of Credit fronting fee at a rate equal to 0.125% per annum of the average daily undrawn amount of all Facility Letters of Credit outstanding, such fee to be paid in arrears on each Payment Date and on the Termination Date, as well as the Issuer's reasonable and customary costs of issuing and servicing the Facility Letters of Credit.

     2.4.7. Letter of Credit Collateral Account. The Borrower agrees that it will, upon the request of the Agent or the Required Lenders and until the final expiration date of any Facility Letter of Credit and thereafter as long as any amount is payable to the Issuer or the Lenders in respect of any Facility Letter of Credit, maintain a special collateral account (the "Letter of Credit Collateral Account") at the Agent's office at the address specified pursuant to
Article XIII, in the name of such Borrower but under the sole dominion and control of the Agent, for the benefit of the Lenders and in which such Borrower shall have no interest other than as set forth in Section 8.1. The Agent will invest any funds on deposit from time to time in the Letter of Credit Collateral Account in certificates of deposit of Bank One having a maturity not exceeding 30 days. Nothing in this Section 2.4.7 shall either obligate the Agent to require the Borrower to deposit any funds in the Letter of Credit Collateral Account or limit the right of the Agent to release any funds held in the Letter of Credit Collateral Account in each case other than as required by Section 8.1.

     2.4.8. Nature of Obligations.

     (a) As among the Borrower, the Issuer and the Lenders, the Borrower assumes all risks of the acts and omissions of, or misuse of the Facility Letters of Credit by, the respective beneficiaries of the Facility Letters of Credit. In furtherance and not in limitation of the foregoing, neither the Issuer nor the Lenders shall be responsible for (i) the forms, validity, sufficiency, accuracy, genuineness or legal effect of any document submitted by any party in connection with the application for and issuance of any Facility Letter of Credit, even if it should in fact prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged; (ii) the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign a Facility Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (iii) failure of the beneficiary of a Facility Letter of Credit to comply fully with conditions required in order to draw upon such Facility Letter of Credit; (iv) errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable, telegraph, telex or otherwise; (v) errors in interpretation of technical terms; (vi) misapplication by the beneficiary of a Facility Letter of

Credit of the proceeds of any drawing under such Facility Letter of Credit; nor
(viii) any consequences arising from causes beyond the control of the Issuer or the Lenders.

     (b) In furtherance and extension and not in limitation of the specific provisions hereinabove set forth, any action taken or omitted by the Issuer or any Lender under or in connection with the Facility Letters of Credit or any related certificates, if taken or omitted in good faith, shall not put the Issuer or such Lender under any resulting liability to the Borrower or any Subsidiary Co-Applicant or relieve the Borrower or any Subsidiary Co-Applicant of any of its obligations hereunder or under any LC Application to the Issuer, the Agent or any Lender.

     2.4.9. Transitional Letter of Credit Provisions. From and after the Closing Date, the Existing Letters of Credit shall be deemed to constitute Facility Letters of Credit issued pursuant to Section 2.4 in which the Lenders participate pursuant to Section 2.4.5. Fees shall accrue in respect of the Existing Letters of Credit as provided in Section 2.4.6 beginning as of the Closing Date.

     2.5. Swing Line Loans.

     2.5.1. Amount of Swing Line Loans. Upon the satisfaction of the conditions precedent set forth in Section 4.2 and, if such Swing Line Loan is to be made on the date of the initial Advance hereunder, the satisfaction of the conditions precedent set forth in Section 4.1 as well, from and including the date of this Agreement and prior to the Termination Date, the Swing Line Lender agrees, on the terms and conditions set forth in this Agreement, to make Swing Line Loans to the Borrower from time to time in an aggregate principal amount not to exceed the Swing Line Commitment, provided that (i) the Aggregate Outstanding Credit Exposure shall not at any time exceed the Aggregate Commitment, and provided, further, that at no time shall the sum of (i) the Swing Line Lender's Pro Rata Share of the Swing Line Loans, plus (ii) the outstanding Ratable Loans made by the Swing Line Lender pursuant to Section 2.2, exceed the Swing Line Lender's Commitment at such time. Subject to the terms of this Agreement, the Borrower may borrow, repay and reborrow Swing Line Loans at any time prior to the Termination Date.

     2.5.2. Borrowing Notice. The Borrower shall deliver to the Agent and the Swing Line Lender irrevocable notice (a "Swing Line Borrowing Notice") not later than noon (Chicago time) on the Borrowing Date of each Swing Line Loan, specifying (i) the applicable Borrowing Date (which date shall be a Business
Day), and (ii) the aggregate amount of the requested Swing Line Loan which shall be an amount not less than $100,000. The Swing Line Loans shall bear interest at the Floating Rate.

     2.5.3. Making of Swing Line Loans. Promptly after receipt of a Swing Line Borrowing Notice, the Agent shall notify each Lender by fax, or other similar form of transmission, of the requested Swing Line Loan. Not later than 2:00 p.m. (Chicago time) on the applicable Borrowing Date, the Swing Line Lender shall make available the Swing Line Loan, in funds immediately available in Chicago, to the Agent at its address specified pursuant to Article XIII. The Agent will promptly make the funds so received from the Swing Line Lender available to the Borrower on the Borrowing Date at the Agent's aforesaid address.

     2.5.4. Repayment of Swing Line Loans. Each Swing Line Loan shall be paid in full by the Borrower on or before the seventh (7th) Business Day after the Borrowing Date for such Swing Line Loan. In addition, the Swing Line Lender (i) may at any time in its sole discretion with respect to any outstanding Swing Line Loan, or (ii) shall on the seventh (7th) Business Day after the Borrowing Date of any Swing Line Loan, require each Lender (including the Swing Line Lender) to make a Ratable Loan in the amount of such Lender's Pro Rata Share of such Swing Line Loan (including, without limitation, any interest accrued and unpaid thereon), for the purpose of repaying such Swing Line Loan. Not later than noon (Chicago time) on the date of any notice received pursuant to this
Section 2.5.4, each Lender shall make available its required Ratable Loan, in funds immediately available in Chicago to the Agent at its address specified pursuant to Article XIII. Ratable Advances made pursuant to this Section 2.5.4 shall be Floating Rate Loans. Unless a Lender shall have notified the Swing Line Lender, prior to its making any Swing Line Loan, that any applicable condition precedent set forth in Sections 4.1, 4.2 or 4.3 had not then been satisfied, such Lender's obligation to make Ratable Loans pursuant to this Section 2.5.4 to repay Swing Line Loans shall be unconditional, continuing, irrevocable and absolute and shall not be affected by any circumstances, including, without limitation, (a) any set-off, counterclaim, recoupment, defense or other right which such Lender may have against the Agent, the Swing Line Lender or any other Person, (b) the occurrence or continuance of a Default or Unmatured Default, (c) any adverse change in the condition (financial or otherwise) of the Borrower, or
(d) any other circumstances, happening or event whatsoever. In the event that any Lender fails to make payment to the Agent of any amount due under this
Section 2.5.4, the Agent shall be entitled to receive, retain and apply against such obligation the principal and interest otherwise payable to such Lender hereunder until the Agent receives such payment from such Lender or such obligation is otherwise fully satisfied. In addition to the foregoing, if for any reason any Lender fails to make payment to the Agent of any amount due under this Section 2.5.4, such Lender shall be deemed, at the option of the Agent, to have unconditionally and irrevocably purchased from the Swing Line Lender, without recourse or warranty, an undivided interest and participation in the applicable Swing Line Loan in the amount of such Ratable Loan, and such interest and participation may be recovered from such Lender together with interest thereon at the Federal Funds Effective Rate for each day during the period commencing on the date of demand and ending on the date such amount is received. On the Termination Date, the Borrower shall repay in full the outstanding principal balance of the Swing Line Loans.

     2.6. Fees.

     2.6.1. Agent's and Arranger's Fees. The Borrower hereby agrees to pay to the Agent and the Arranger fees in such amounts and at such times as are set forth in that certain fee letter dated January 24, 2001 among the Agent, the Arranger and the Borrower.

     2.6.2. Facility Fee. The Borrower hereby agrees to pay to the Agent for the ratable account of each Lender a facility fee at the Applicable Facility Fee Rate on the Aggregate Commitment (without regard to usage) for the period from the Closing Date to and including the Termination Date (or such earlier date on which the Aggregate Commitment shall terminate or be cancelled, all of the Loans shall be repaid and all of the Facility Letters of Credit shall be terminated or fully cash collateralized pursuant to the terms hereof), payable in arrears on each Payment Date hereafter and on the Termination Date (or such earlier date on which the Aggregate Commitment shall terminate or be cancelled and all of the Loans shall be repaid and

Facility Letters of Credit shall have terminated or fully cash collateralized pursuant to the terms hereof) for any period then ending for which such fee shall not have been theretofore paid.

     2.6.3. Utilization Fee. In addition to the facility fee set forth in the preceding Section 2.6.2, the Borrower hereby agrees to pay to the Agent for the ratable account of the Lenders a utilization fee for each day on which the Aggregate Outstanding Credit Exposure exceeds 33 1/3% of the then-current Aggregate Commitment. Such utilization fee shall be at a rate equal to the Applicable Utilization Fee Rate on the Aggregate Outstanding Credit Exposure, shall be distributed to each Lender pro rata according to such Lender's Pro Rata Share of the Aggregate Outstanding Credit Exposure, and shall be payable in arrears on each Payment Date hereafter and on the Termination Date (or such earlier date on which the Aggregate Commitment shall terminate or be cancelled, all of the Loans shall be repaid and all of the Facility Letters of Credit shall be terminated or fully cash collateralized pursuant to the terms hereof) for any period then ending for which such fee shall not have been theretofore paid.

     2.7. General Facility Terms.

     2.7.1. Method of Borrowing. Not later than 12:00 noon (Chicago time) on each Borrowing Date (1:00 p.m., Chicago time, on each Borrowing Date in the case of Floating Rate Loans), each Lender shall make available its Loan or Loans in funds immediately available in Chicago, to the Agent at its address specified pursuant to Article XIII. The Agent shall deposit the funds so received from the Lenders in the Borrower's account at the Agent's main office in Chicago. Notwithstanding the foregoing provisions of this Section 2.7.1, to the extent that a Loan made by a Lender matures on the Borrowing Date of a requested Loan, such Lender shall apply the proceeds of the Loan it is then making to the repayment of principal of the maturing Loan.

     2.7.2. Minimum Amount of Each Advance. Each Advance (other than an Advance to repay Swing Line Loans) shall be in the minimum amount of $10,000,000 (and in integral multiples of $5,000,000 if in excess thereof); provided, however, that any Floating Rate Advance may be in the aggregate amount of the unused Aggregate Commitment.

     2.7.3. Payment on Last Day of Interest Period. Each Advance shall (other than a Floating Rate Advance) be paid in full by the Borrower on the last day of the Interest Period applicable thereto. Each Floating Rate Advance shall be paid in full by the Borrower on the Termination Date.

     2.7.4. Optional Principal Payments. The Borrower may from time to time pay, without penalty, all outstanding Floating Rate Advances (other than Swing Line Loans), or, in a minimum aggregate amount of $5,000,000 (and in multiples of $1,000,000 if in excess thereof), any portion of the outstanding Floating Rate Advances (other than Swing Line Loans) upon one Business Day's prior notice to the Agent. The Borrower may at any time pay, without penalty or premium, all outstanding Swing Line Loans, or, in a minimum amount of $100,000 and increments of $50,000 in excess thereof, any portion of the outstanding Swing Line Loans, with notice to the Agent and the Swing Line Lender by 11:00 a.m. (Chicago time) on the date of the repayment. The Borrower may not voluntarily repay a Fixed Rate Advance prior to the last day of the applicable Interest Period.

     2.7.5. Interest Periods. Subject to the provisions of Section 2.7.6, each Advance shall bear interest from and including the first day of the Interest Period applicable thereto to (but not including) the last day of such Interest Period at the interest rate determined, pursuant to the terms of this Agreement, as applicable to such Advance. The Borrower shall not request a Fixed Rate Advance if, after giving effect to the requested Fixed Rate Advance, more than 10 separate Fixed Rate Advances would be outstanding.

     2.7.6. Default Rate. Notwithstanding any other provision in this Agreement to the contrary, after the occurrence and during the continuance of a Default, each Advance shall bear interest until paid in full at a rate per annum equal to the interest rate otherwise applicable to such Advance plus 2% per annum.

     2.7.7. Interest Payment Dates; Interest Basis. Interest accrued on each Fixed Rate Advance shall be payable on the last day of its applicable Interest Period and on any date on which such Fixed Rate Advance is prepaid, whether due to acceleration or otherwise. Interest accrued on each Fixed Rate Advance having an Interest Period longer than three months shall also be payable on the last day of each three-month interval during such Interest Period. Interest accrued on each Floating Rate Advance shall be payable on each Payment Date, on any date on which such Floating Rate Advance is repaid, whether due to acceleration or otherwise, and on the Termination Date. Interest on Fixed Rate Advances and all fees under Sections 2.6.2 and 2.6.3 shall be calculated for the actual number of days elapsed on the basis of a year consisting of 360 days. Interest on Floating Rate Advances shall be calculated for the actual number of days elapsed on the basis of a year consisting of 365, or, when appropriate, 366 days. Interest shall be payable for the day an Advance is made but not for the day of any payment on the amount paid if payment is received prior to noon (Chicago time) at the place of payment. If any payment of principal of or interest on an Advance shall become due on a day which is not a Business Day, such payment shall be made on the next succeeding Business Day and, in the case of a principal payment, such extension of time shall be included in computing interest in connection with such payment.

     2.7.8. Method of Payment. Except as specifically provided in this Agreement and in the following sentence, all payments of principal, interest, Reimbursement Obligations and fees hereunder shall be made in immediately available funds to the Agent at the Agent's address specified pursuant to
Article XIII or at any other Lending Installation of the Agent within the United States specified in writing by the Agent to the Borrower (at least one Business Day prior to the applicable due date) by noon (Chicago time) on the date when due and shall be applied (except with respect to repayments of Swing Line Loans)
(i) first, ratably among the relevant Lenders with respect to any principal and interest due in connection with Advances, (ii) second, to the Issuer with respect to any Reimbursement Obligations then due and payable and (iii) third, after all amounts described in clauses (i) and (ii) have been satisfied, ratably to any other Obligations then due. Each payment delivered to the Agent for the account of any Lender or the Issuer shall be delivered promptly by the Agent to such Lender or the Issuer, as the case may be, in the same type of funds which the Agent received, at such Lender's or the Issuer's address specified pursuant to Article XIII or at any Lending Installation specified in a notice received by the Agent from such Lender or the Issuer. Any payments not delivered by the Agent to any Lender within one Business Day of receipt thereof by the Agent shall bear interest at the Federal Funds Effective Rate until paid. The Agent is hereby authorized to charge the account of the

Borrower maintained with Bank One for each payment of principal, interest, Reimbursement Obligations and fees as it becomes due hereunder.

     2.7.9. Noteless Agreement; Evidence of Indebtedness. Each Lender shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness of the Borrower to such Lender resulting from each Loan made by such Lender from time to time, including the amounts of principal and interest payable and paid to such Lender from time to time hereunder.

     (a) The Agent shall also maintain accounts in which it will record (a) the amount of each Loan made hereunder, the Type thereof and the Interest Period with respect thereto, (b) the amount of any principal or interest due and payable or to become due and payable from the Borrower to each Lender hereunder and (c) the amount of any sum received by the Agent hereunder from the Borrower and each Lender's share thereof.

     (b) The entries maintained in the accounts maintained pursuant to paragraphs (i) and (ii) above shall be prima facie evidence of the existence and amounts of the Obligations therein recorded; provided, however, that the failure of the Agent or any Lender to maintain such accounts or any error therein shall not in any manner affect the obligation of the Borrower to repay the Obligations in accordance with their terms.

     (c) Any Lender may request that its Loans be evidenced by a promissory note in substantially the form of Exhibit A for Ratable Loans (with appropriate changes for Notes evidencing Swing Line Loans) and Exhibit B for Competitive Bid Loans (each a "Note"). In such event, the Borrower shall prepare, execute and deliver to such Lender such Note payable to the order of such Lender. Thereafter, the Loans evidenced by such Note and interest thereon shall at all times (including after any assignment pursuant to Section 12.3) be represented by one or more Notes payable to the order of the payee named therein or any assignee pursuant to Section 12.3, except to the extent that any such Lender or assignee subsequently returns any such Note for cancellation and requests that such Loans once again be evidenced as described in paragraphs (i) and (ii) above.

     2.7.10. Telephonic Notices. The Borrower hereby authorizes the Lenders and the Agent to extend, convert or continue Advances or Swing Line Loans, effect Rate Option selections and submit Competitive Bid Quotes based on telephonic notices made by any person or persons the Agent or any Lender in good faith believes to be acting on behalf of the Borrower. The Borrower agrees to deliver promptly to the Agent, if requested by the Agent or any Lender, a written confirmation of each telephonic notice signed by an Authorized Officer. If the written confirmation differs in any material respect from the action taken by the Agent and the Lenders, the records of the Agent and the Lenders shall govern absent manifest error.

     2.7.11. Notification of Advances, Interest Rates and Prepayments. The Agent will notify each Lender of the contents of each borrowing notice, LC Application and payment notice received by it hereunder promptly after receipt thereof. The Agent will notify each Lender of the interest rate applicable to each Fixed Rate Advance promptly upon determination of such interest rate and will give each Lender prompt notice of each change in the Prime Rate.

     2.7.12. Non-Receipt of Funds by the Agent. Unless the Borrower or a Lender, as the case may be, notifies the Agent prior to the date on which it is scheduled to make payment to the Agent of (i) in the case of a Lender, the proceeds of a Loan or a payment under Section 2.4.5.(b) or (ii) in the case of the Borrower, a payment of principal, interest, fees or Reimbursement Obligations to the Agent or the Issuer for the account of the Lenders or the Issuer, that it does not intend to make such payment, the Agent may assume that such payment has been made. The Agent may, but shall not be obligated to, make the amount of such payment available to the intended recipient in reliance upon such assumption. If such Lender or the Borrower, as the case may be, has not in fact made such payment to the Agent, the recipient of such payment shall, on demand by the Agent, repay to the Agent the amount so made available together with interest thereon in respect of each day during the period commencing on the date such amount was so made available by the Agent until the date the Agent recovers such amount at a rate per annum equal to (x) in the case of repayment by a Lender of funds advanced to such Lender by the Agent, the Federal Funds Effective Rate for such day or (y) in the case of repayment by the Borrower of funds advanced to the Borrower by the Agent, the interest rate applicable to the relevant Loan or Reimbursement Obligation.

     2.7.13. Cancellation. The Borrower may at any time after the date hereof cancel the Aggregate Commitment in whole, or in a minimum aggregate amount of $5,000,000 and in integral multiples of $1,000,000 in excess thereof ratably among the Lenders upon at least three Business Days' prior written notice to the Agent, which notice shall specify the amount of such reduction; provided, however, no such notice of cancellation shall be effective to the extent that it would reduce the Aggregate Commitment to an amount which would be less than the aggregate outstanding principal amount of Loans and Facility Letter of Credit Obligations at the time such cancellation is to take effect. Any notice of cancellation given pursuant to this Section shall be irrevocable and shall specify the date upon which such cancellation is to take effect.

     2.7.14. Lending Installations. Each Lender may book its Loans and participations in Facility Letters of Credit at any Lending Installation selected by such Lender and may change its Lending Installation from time to time. Each Lender will notify the Agent and the Borrower on or prior to the date of this Agreement of the initial Lending Installation which it intends to utilize for each Type of Loan and each participation in Facility Letters of Credit hereunder. Each Lender may, by written notice to the Agent and the Borrower, change the Lending Installation through which Loans will be made by it and participations in Facility Letters of Credit booked by it and for whose account Loan and Reimbursement Obligation payments are to be made.

     2.7.15. Withholding Tax Exemption.

     (a) Not later than ten Business Days after the Closing Date, each Lender that is not incorporated under the laws of the United States of America, or a state thereof, agrees that it will deliver to each of the Borrower and the Agent two duly completed copies of United States Internal Revenue Service Form W-8BEN or W-8ECI, or, in the case of a Lender claiming exemption from the withholding of United States federal income tax under Section 871(h) or 881(c) of the Code with respect to payments of "portfolio interest", a certificate representing that such Lender is not (i) a "bank" for purposes of Section 881(c) of the Code,
(ii) a ten-percent shareholder of the Borrower (within the meaning of Section 871(h)(3)(B) of the Code) or (iii) a controlled foreign corporation related to the Borrower (within the meaning of Section 864(d)(4) of the Code), and a Form W-8BEN, certifying in either case that such Lender is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes. Each Lender which so delivers a Form W-8BEN or W-8ECI further undertakes to deliver to each of the Borrower and the Agent two additional copies of such form (or a successor form) on or before the date that such form expires (currently, three successive calendar years for Form W-8BEN and one calendar year for Form W-8ECI) or becomes obsolete or after the occurrence of any event requiring a change in the most recent forms so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably requested by the Borrower or the Agent, in each case certifying that such Lender is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes, unless an event (including without limitation any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Lender from duly completing and delivering any such form with respect to it and such Lender advises the Borrower and the Agent that it is not capable of receiving payments without any deduction or withholding of United States federal income tax.

     (b) Except as otherwise required by law and subject to Section 2.7.15(a), each payment by the Borrower under this Agreement or any Loan Document shall be made without withholding for or on account of any present or future taxes (other than overall net income taxes on the recipient not required to be deducted or withheld) imposed by or within the jurisdiction in which the Borrower is domiciled, any jurisdiction from which the Borrower makes any payment, or (in each case) any political subdivision or taxing authority thereof or therein. If any such withholding is so required, the Borrower shall make the withholding, pay the amount withheld to the appropriate governmental authority before penalties attach thereto or interest accrues thereon and forthwith pay such additional amount as may be necessary to ensure that the net amount actually received by each Lender, the Issuer and the Agent free and clear of such taxes (including taxes on such additional amount) is equal to the amount which that Lender, the Issuer or the Agent (as the case may be) would have received had such withholding not been made. If the Agent, the Issuer or any Lender pays any amount in respect of such taxes, penalties or interest the Borrower shall reimburse the Agent, the Issuer or that Lender for that payment on demand in the currency in which such payment was made. If the Borrower pays any such taxes, penalties or interest, it shall deliver official tax receipts evidencing that payment or certified copies thereof to the Lender, the Issuer or the Agent on whose account such withholding was made (with a copy to the Agent if not the recipient of the original) on or before the thirtieth day after payment. To the extent that the Agent, the Issuer or any Lender actually receives a credit against or a reduction in its tax liability as a result of payments made by the Borrower pursuant to this Section 2.7.15(b), the Agent, the Issuer or such Lender, as the case may be, shall reimburse the Borrower for such credit or reduction at the time when such credit or reduction is no longer subject to challenge by the applicable taxing authority.

     2.7.16. Application of Payments with Respect to Defaulting Lenders. No payments of principal, interest, Reimbursement Obligations or fees delivered to the Agent for the account of any Defaulting Lender shall be delivered by the Agent to such Defaulting Lender. Instead, such payments shall, for so long as such Defaulting Lender shall be a Defaulting Lender, be held by the Agent, and the Agent is hereby authorized and directed by all parties hereto to hold such funds in escrow and apply such funds as follows:

          (i) First, if applicable to any payments due to the Issuer pursuant to
     Section 2.4.5(b); and

          (ii) Second, to Loans required to be made by such Defaulting Lender on any Borrowing Date to the extent such Defaulting Lender fails to make such Loans.

Notwithstanding the foregoing, upon the termination of the Aggregate Commitment and the payment and performance of all of the Obligations (other than those owing to a Defaulting Lender), any funds then held in escrow by the Agent pursuant to the preceding sentence shall be distributed to each Defaulting Lender, pro rata in proportion to amounts that would be due to each Defaulting Lender but for the fact that it is a Defaulting Lender.

     2.7.17. Extension of Termination Date. The Borrower may request an extension of the Termination Date at any time after the first anniversary of the Closing Date and may request a second extension of the Termination Date at any time after the second anniversary of the Closing Date by submitting a request for such extension to the Agent (an "Extension Request"). The Extension Request must specify the date (which must be at least 30 days after the Extension Request is delivered to the Agent) as of which the Lenders must respond to the Extension Request (the "Response Date"). The new Termination Date shall be one year after the Termination Date in effect at the time the Extension Request is received. Promptly upon receipt of an Extension Request, the Agent shall notify each Lender of the contents thereof and shall request each Lender to approve the Extension Request. Each Lender approving the Extension Request shall deliver its written consent no later than the Response Date. If the consent of all of the Lenders is received by the Agent, the Termination Date specified in the Extension Request shall become effective and the Agent shall promptly notify the Borrower and each Lender of the new Termination Date. The Borrower may be granted no more than two (2) one-year extensions of the Termination Date.

                                  ARTICLE III

                             CHANGE IN CIRCUMSTANCES


     3.1. Yield Protection. If, after the date of this Agreement, the adoption of any law or any governmental or quasi-governmental rule, regulation, policy, guideline or directive (whether or not having the force of law), or any change therein, or any change in the interpretation or administration thereof, or the compliance of any Lender therewith,

          (i) subjects the Agent, any Lender or any applicable Lending Installation to any tax, duty, charge or withholding on or from payments due from the Borrower (excluding, (x) in the case of the Agent and of each Lender, (1) United States federal taxation of its overall net income, and
     (2) taxes imposed on its overall net income, and franchise taxes imposed on it, by any jurisdiction outside of the United States of America or by the jurisdiction under the laws of which the Agent or such Lender (as the case may be) is organized or any political subdivision thereof or the jurisdiction in which the principal office of the Agent or such Lender (as the case may be) is located or any political subdivision thereof, and, (y) in the case of each Lender, taxes imposed on its overall net income, and franchise taxes imposed on it, by the jurisdiction in which its applicable Lending Installation is located or any political subdivision thereof), or changes the basis of taxation of payments to any Lender in respect of its Loans or Facility Letters of Credit (or participations therein) or other amounts due it hereunder, or

          (ii) imposes or increases or deems applicable any reserve, assessment, insurance charge, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Lender or any applicable Lending Installation (other than reserves and assessments taken into account in determining the interest rate applicable to Fixed Rate Advances), or

          (iii) imposes any other condition the result of which is to increase the cost to any Lender or any applicable Lending Installation of making, funding or maintaining Loans or Facility Letters of Credit (or participations therein) or reduces any amount receivable by any Lender or any applicable Lending Installation in connection with Loans or Facility Letters of Credit (or participations therein), or requires any Lender or any applicable Lending Installation to make any payment calculated by reference to the amount of Loans or Facility Letters of Credit (or participations therein) held or interest received by it, by an amount deemed material by such Lender, then, within 15 days of demand by such Lender, the Borrower shall pay such Lender that portion of such increased expense incurred or reduction in an amount received which such Lender determines is directly attributable to making, funding and maintaining its Loans and Facility Letters of Credit (or participations therein) and its Commitment.

     3.2. Changes in Capital Adequacy Regulations. If a Lender determines that the amount of capital required or expected to be maintained by such Lender, any Lending Installation of such Lender or any corporation controlling such Lender is increased as a result of a Change (as hereinafter defined), then, within 15 days of demand by such Lender, the Borrower shall pay such Lender the amount necessary to compensate for any shortfall in the rate of return on the portion of such increased capital which such Lender determines is attributable to this Agreement, its Loans and Facility Letters of Credit (or participations therein) or its obligation to make Loans and issue or participate in Facility Letters of Credit hereunder (after taking into account such Lender's policies as to capital adequacy). "Change" means (i) any change after the date of this Agreement in the Risk-Based Capital Guidelines (as hereinafter defined) or (ii) any adoption of or change in any other law, governmental or quasi-governmental rule, regulation, policy, guideline, interpretation, or directive (whether or not having the force of law) after the date of this Agreement which affects the amount of capital required or expected to be maintained by any Lender or any Lending Installation or any corporation controlling any Lender. "Risk-Based Capital Guidelines" means
(i) the risk-based capital guidelines in effect in the United States on the date of this Agreement, including transition rules, and (ii) the corresponding capital regulations promulgated by regulatory authorities outside the United States implementing the July 1988 report of the Basle Committee on Banking Regulation and Supervisory Practices Entitled "International Convergence of Capital Measurements and Capital Standards," including transition rules, and any amendments to such regulations adopted prior to the date of this Agreement.

     3.3. Availability of Rate Options. If any Lender determines that maintenance of any of its Fixed Rate Loans at a suitable Lending Installation would violate any applicable law, rule, regulation or directive, whether or not having the force of law, or if the Required Lenders determine that (i) deposits of a type and maturity appropriate to match fund Fixed Rate Advances are not available or (ii) the interest rate applicable to a Type of Advance does not accurately reflect the cost of making or maintaining such Advance, then the Agent shall (x) suspend the availability of the affected Type of Advance and, to the extent that any Lender has so determined that maintenance of any Type of Fixed Rate Advance at a suitable Lending Installation would violate any applicable law, rule, regulation, or directive, whether or not having the force of law, require the Fixed Rate Loans of the affected Type made by such Lender to be repaid.

     3.4. Funding Indemnification. If any payment of a Fixed Rate Advance occurs on a date which is not the last day of the applicable Interest Period, whether because of acceleration, prepayment (whether mandatory or voluntary) or otherwise, or a Fixed Rate Advance is not made on the date specified by the Borrower for any reason other than default by the Lenders, the Borrower will indemnify each Lender for any loss or cost incurred by it resulting therefrom, including, without limitation, any loss or cost in liquidating or employing deposits acquired to fund or maintain the Fixed Rate Advance.

     3.5. Lender Statements; Survival of Indemnity. To the extent reasonably possible, each Lender shall designate an alternate Lending Installation with respect to its Fixed Rate Loans or Facility Letters of Credit (or participations therein) to reduce any liability of the Borrower to such Lender under Section
3.1 or 3.2 or to avoid the unavailability of a Type of Advance under Section 3.3, so long as such designation is not disadvantageous to such Lender. Each Lender shall deliver a written statement of such Lender as to the amount due, if any, under Section 3.1, 3.2 or 3.4. Such written statement shall set forth in reasonable detail the calculations upon which such Lender determined such amount and shall be final, conclusive and binding on the Borrower in the absence of manifest error. Determination of amounts payable under such Sections in connection with a Fixed Rate Loan shall be calculated as though each Lender funded its Fixed Rate Loan through the purchase of a deposit of the type and maturity corresponding to the deposit used as a reference in determining the Fixed Rate applicable to such Loan, whether in fact that is the case or not. Except as otherwise specifically provided herein, the amount specified in the written statement shall be payable on demand after receipt by the Borrower of the written statement. The obligations of the Borrower under Sections 3.1, 3.2 and 3.4 shall survive payment of the Obligations and termination of this Agreement.

     3.6. References to Lender to Include Issuer. All references to "Lender" or "Lenders" in this Article III shall be deemed to include Bank One in its capacity as Issuer.

                                   ARTICLE IV

                              CONDITIONS PRECEDENT


     4.1. Initial Credit Extension. Neither the Lenders nor the Issuer shall be required to make the initial Credit Extension hereunder unless (a) the Borrower has furnished to the Agent with sufficient copies for the Lenders:

          (i) Copies of the certificate of incorporation of the Borrower and of each Guarantor, together with all amendments, and a certificate of good standing of each such entity, both certified as of a date reasonably close to the Closing Date by the appropriate governmental officer in its jurisdiction of incorporation.

          (ii) Copies, certified as of the Closing Date by the Secretary or Assistant Secretary of the Borrower and of each Guarantor, of its by-laws and of its Board of Directors' resolutions authorizing the execution and delivery of the Loan Documents to which it is a party and the performance by each such entity of its obligations thereunder.

          (iii) An incumbency certificate dated as of the Closing Date, executed by the Secretary or Assistant Secretary of the Borrower and of each Guarantor, which shall identify by name and title and bear the signature of the officers of such entity authorized to sign the Loan Documents to which it is a party and, in the case of the Borrower, to request Credit Extensions hereunder, upon which certificate the Lenders, the Issuer and the Agent shall be entitled to rely until informed of any change in writing by the Borrower.

          (iv) Counterparts of this Agreement executed by the Agent, the Issuer and the Borrower, and telecopy or telephone confirmation pursuant to Article XIII that this Agreement has been executed by the Lenders.

          (v)       The Guaranty.

          (vi) A certificate, signed by the Treasurer of the Borrower or his designee, stating that on and as of the Closing Date (x) no Default or Unmatured Default has occurred and is continuing and (y) the representations and warranties contained in Article V are true and correct in all material respects.

          (vii) A written opinion of the Borrower's counsel dated the Closing Date addressed to the Agent, the Lenders and the Issuer and in form and substance substantially similar to that set forth in Exhibit "F" hereto.

          (viii) Ratable Notes and Competitive Bid Notes payable to the order of each of the Lenders requesting such Notes.

          (ix) Written money transfer instructions, in substantially the form of Exhibit "G" hereto, addressed to the Agent and signed by an Authorized Officer, together with such other related money transfer authorizations as the Agent may have reasonably requested.

          (x) Such other documents as any Lender or its counsel may have reasonably requested.

and (b) the following events shall have occurred or conditions shall have been fulfilled:

          (i) The Agent shall have received from the Borrower all fees, if any, required to be paid to the Agent on or prior to the Closing Date.

          (ii) All loans under that certain Revolving Credit Agreement dated as of September 24, 1997 (the "Existing Credit Agreement") among the Borrower, the banks party thereto and Bank One, NA (formerly known as The First National Bank of Chicago), as agent, shall have been (or shall, concurrently with the initial Credit Extension, be) repaid and all commitments of the banks party to the Existing Credit Agreement to make loans thereunder shall have been (or shall, concurrently with the initial Credit Extension, be) cancelled.

     4.2. Refinancing Credit Extension. Neither the Lenders (except as otherwise set forth in Section 2.5.4 with respect to Ratable Loans for the purpose of repaying Swing Line Loans) nor the Issuer shall be required to make any Refinancing Credit Extension, unless on the Credit Extension Date:

          (i)       There exists no Default or Unmatured Default.

          (ii) The representations and warranties contained in Article V (except the representations and warranties contained in Sections 5.5 and 5.7) are true and correct in all material respects as of such Credit Extension Date, except for changes in the Schedules hereto reflecting transactions permitted by this Agreement.

          (iii) All legal requirements arising under or in connection with the Loan Documents or applicable laws, rules or regulations and incident to the making of such Credit Extension shall be satisfactory to the Agent and its counsel.

     Each Ratable Borrowing Notice, Competitive Bid Quote Request or LC Application with respect to such Refinancing Credit Extension shall constitute a representation and warranty by the Borrower that the conditions contained in Sections 4.2(i) and (ii) have been satisfied.

     4.3. Each Credit Extension (other than a Refinancing Credit Extension). Neither the Lenders nor the Issuer shall be required to make any Credit Extension (other than a Refinancing Credit Extension), unless on the applicable Credit Extension Date:

          (i)       There exists no Default or Unmatured Default.

          (ii) The representations and warranties contained in Article V are true and correct in all material respects as of such Credit Extension Date, except for changes in the Schedules hereto reflecting transactions permitted by this Agreement.

          (iii) All legal requirements arising under or in connection with the Loan Documents or applicable laws, rules or regulations and incident to the making of such Credit Extension shall be satisfactory to the Agent and its counsel.

     Each Ratable Borrowing Notice, Competitive Bid Quote Request, Swing Line Borrowing Notice or LC Application with respect to each such Credit Extension shall constitute a representation and warranty by the Borrower that the conditions contained in Sections 4.3(i) and (ii) have been satisfied.

                                   ARTICLE V

                         REPRESENTATIONS AND WARRANTIES


     The Borrower represents and warrants to the Lenders and to the Issuer that:

     5.1. Corporate Existence and Standing. Each of the Borrower and its Subsidiaries is a corporation duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation and has all requisite authority to conduct its business in each jurisdiction in which its business is conducted.

     5.2. Authorization and Validity. Each of the Borrower and each Subsidiary Co-Applicant has the corporate power and authority and legal right to execute and deliver the Loan Documents to which it is a party and to perform its obligations thereunder. The execution and delivery by each of the Borrower and each Subsidiary Co-Applicant of the Loan Documents to which it is a party and its performance of its obligations thereunder have been duly authorized by proper corporate proceedings, and the Loan Documents constitute (or, in the case of the LC Applications delivered after the date hereof, will, when executed and delivered, constitute) legal, valid and binding obligations of the Borrower or such Subsidiary Co-Applicant, as the case may be, enforceable against the Borrower or such Subsidiary Co-Applicant in accordance with their respective terms, except as enforceability may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally.

     5.3. No Conflict; Government Consent. Neither the execution and delivery by the Borrower and each Subsidiary Co-Applicant of the Loan Documents to which it is a party, nor the consummation of the transactions therein contemplated, nor compliance with the provisions thereof will violate any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on the Borrower or any of its Subsidiaries or the Borrower's or any such Subsidiary's articles or certificate of incorporation or by-laws or the provisions of any indenture, instrument or agreement to which the Borrower or any of its Subsidiaries is a party or is subject, or by which it, or its property, is bound, or conflict with or constitute a default thereunder, or result in the creation or imposition of any Lien in, of or on the Property of the Borrower or any of its Subsidiaries pursuant to the terms of any such indenture, instrument or agreement. No order, consent, approval, license, authorization, or validation of, or filing, recording or registration with, or exemption by, any governmental or public body or authority, or any subdivision thereof, is required to authorize, or is required in connection with the execution, delivery and performance of, or the legality, validity, binding effect or enforceability of, any of the Loan Documents.

     5.4. Financial Statements. The December 31, 2000 consolidated financial statements of the Borrower and its Subsidiaries heretofore delivered to the Lenders were prepared in accordance with generally accepted accounting principles in effect on the date such statements were prepared and fairly present the consolidated financial condition of the Borrower and its Subsidiaries at such date and the consolidated results of their operations for the period then ended.

     5.5. Material Adverse Change. Since December 31, 2000, there has been no change in the business, Property, condition (financial or other) or results of operations of the Borrower and its Subsidiaries which could have a Material Adverse Effect.

     5.6. Taxes. The Borrower and its Subsidiaries have filed all United States federal tax returns and all other tax returns which are required to be filed and have paid all taxes due pursuant to said returns or pursuant to any assessment received by the Borrower or any of its Subsidiaries, except such taxes, if any, as are being contested in good faith and as to which adequate reserves have been provided. The United States income tax returns of the Borrower and its Subsidiaries have been audited by the Internal Revenue Service through the fiscal year ended December 31, 1995. The charges, accruals and reserves on the books of the Borrower or of such Subsidiary, as the case may be, in respect of any taxes or other governmental charges are adequate.

     5.7. Litigation and Contingent Obligations. There is no litigation, arbitration, governmental investigation, proceeding or inquiry pending or, to the knowledge of any of their officers, threatened against or affecting the Borrower or any of its Subsidiaries the probable outcome of which would have a Material Adverse Effect. Other than any potential liability incident to matters disclosed on Schedule "1" hereto, the Borrower has no material contingent obligations not provided for or disclosed in its financial statements referred to in Section 5.4.

     5.8. Subsidiaries. Schedule "2" hereto contains an accurate list of all of the presently existing Subsidiaries of the Borrower, setting forth their respective jurisdictions of incorporation and the percentage of their respective capital stock owned by the Borrower or other Subsidiaries. All of the issued and outstanding shares of capital stock of such Subsidiaries have been duly authorized and issued and are fully paid and non-assessable.

     5.9. ERISA. The Unfunded Liabilities of all Single Employer Plans do not in the aggregate exceed $15,000,000. Each Single Employer Plan complies in all material respects with all applicable requirements of law and regulations, no Reportable Event has occurred with respect to any Single Employer Plan, neither the Borrower nor any other member of the Controlled Group has withdrawn from any Single Employer Plan or initiated steps to do so, and no steps have been taken to reorganize or terminate any Single Employer Plan. No Termination Event has occurred and is continuing with respect to any Plan which would cause the Borrower and the other members of the Controlled Group to incur aggregate Current Payment Obligations in excess of $25,000,000.

     5.10. Accuracy of Information. No information, exhibit or report furnished by the Borrower or any of its Subsidiaries to the Agent or any Lender in connection with the negotiation of, or compliance with, the Loan Documents contained any material misstatement of fact or omitted to state a material fact or any fact necessary to make the statements contained therein not misleading.

     5.11. Regulation U. Margin stock (as defined in Regulation U) constitutes less than 25% of those assets of the Borrower and its Subsidiaries which are subject to any limitation on sale, pledge, or other restriction hereunder.

     5.12. Material Agreements. Neither the Borrower nor any Subsidiary is a party to any agreement or instrument or subject to any charter or other corporate restriction which might have a Material Adverse Effect. Except as set forth on Schedule "6" hereto, neither the Borrower nor any Subsidiary of the Borrower is in default in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in (i) any agreement to which it is a party, which default might have a Material Adverse Effect, or (ii) any agreement or instrument evidencing or governing Indebtedness in an aggregate amount exceeding $1,000,000.

     5.13. Compliance With Laws. The Borrower and its Subsidiaries have complied with all applicable statutes, rules, regulations, orders and restrictions of any domestic or foreign government, or any instrumentality or agency thereof, having jurisdiction over the conduct of their business or the ownership of their Property, the non-compliance with which might have a Material Adverse Effect. Other than as set forth on Schedule "3" hereto, neither the Borrower nor any of its Subsidiaries has received any notice to the effect that its operations are not in material compliance with any of the requirements of applicable federal, state or local environmental, health or safety statutes or regulations or the subject of any federal or state investigation evaluating whether any remedial action is needed to respond to a release of any toxic or hazardous waste or substance into the environment, which non-compliance or remedial action might have a Material Adverse Effect.

     5.14. Investment Company Act. Neither the Borrower nor any Subsidiary is an "investment company" or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

     5.15. Public Utility Holding Company Act. Neither the Borrower nor any Subsidiary is a "holding company" or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended.

     5.16. Ownership of Property. On the date of this Agreement, each of the Borrower and its Subsidiaries will have good title, free of all Liens other than those permitted by Section 6.13, to all of the Property and assets reflected in the financial statements referred to in Section 5.4 as owned by it.

                                   ARTICLE VI

                                    COVENANTS


     During the term of this Agreement, unless the Required Lenders shall otherwise consent in writing:

     6.1. Financial Reporting. The Borrower will cause to be maintained, for itself and each of its Subsidiaries, a system of accounting established and administered in accordance with Agreement Accounting Principles, and furnish to the Lenders:

          (i) Within 90 days after the close of each of its fiscal years, annual audited financial statements for itself and its consolidated Subsidiaries, including a balance sheet as of the end of such period, related profit and loss and reconciliation of surplus statements, and a statement of cash flows, which financial statements shall be included within an unqualified audit report certified by independent certified public accountants (the identity of such accountants to be acceptable to the Lenders), which statements shall be prepared in accordance with Agreement Accounting Principles on a consolidated basis (consolidating statements, which need not be certified by such accountants, will be provided upon request by any Lender), and which statements and audit report shall be accompanied by a certificate of said accountants that, in the course of their examination necessary for their certification of the foregoing, they have obtained no knowledge of any Default or Unmatured Default, or if, in the opinion of such accountants, any Default or Unmatured Default shall exist, stating the nature and status thereof.

          (ii) Within 45 days after the close of the first three quarterly periods of each of its fiscal years, for itself and its consolidated Subsidiaries, a consolidated unaudited balance sheet as at the close of each such period and consolidated profit and loss and reconciliation of surplus statements and a statement of cash flows for the period from the beginning of such fiscal year to the end of such quarter, all certified by its Treasurer or his designee.

          (iii) Together with the financial statements required hereunder, a compliance certificate in substantially the form of Exhibit "H" hereto signed by its Treasurer, or his designee, showing the calculations necessary to determine compliance with this Agreement and stating that no Default or

                    Unmatured Default exists, or if any Default or Unmatured Default exists, stating the nature and status thereof.

          (iv) If there are Unfunded Liabilities relating to any Single Employer Plan of the Borrower at the close of any fiscal year, a statement of the Unfunded Liabilities of such Single Employer Plan, certified as correct by an actuary enrolled under ERISA, within 270 days after the close of such fiscal year,

          (v) As soon as possible and in any event within 10 days after the Borrower knows that any Reportable Event has occurred with respect to any Single Employer Plan, a statement, signed by the Treasurer of the Borrower, or his designee, describing said Reportable Event and the action which the Borrower proposes to take with respect thereto.

          (vi) As soon as possible and in any event within 10 days after receipt by the Borrower or any of its Subsidiaries, a copy of (a) any notice or claim to the effect that the Borrower or such Subsidiary is or may be liable to any Person as a result of the release by the Borrower or such Subsidiary or any other Person of any toxic or hazardous waste or substance into the environment, and (b) any notice alleging any violation of any federal, state or local environmental, health or safety law or regulation by the Borrower or any of its Subsidiaries which, in any case, could have a Material Adverse Effect.

          (vii) Promptly upon the furnishing thereof to the shareholders of the Borrower, copies of all financial statements, reports and proxy statements so furnished.

          (viii) Promptly upon the filing thereof, copies of all registration statements and annual, quarterly, monthly or other regular reports or financial statements which the Borrower or any Subsidiary files with the Securities and Exchange Commission or the Interstate Commerce Commission or any agency succeeding to substantially all of the functions of either of such agencies.

          (ix) Such other information (including non-financial information) as the Agent or any Lender may from time to time reasonably request.

     6.2. Use of Proceeds. The Borrower will, and will cause each Subsidiary to, use the proceeds of the Advances only in one or more of the following ways: as liquidity support for the issuance of commercial paper by the Borrower, for acquisitions permitted by the following sentence and for general corporate purposes of the Borrower. The Borrower will not, nor will it permit any Subsidiary to, use any of the proceeds of the Advances to make any Stock Acquisition. Facility Letters of Credit will be used for general corporate purposes of the Borrower.

     6.3. Notice of Default. The Borrower will, and will cause each Subsidiary to, give notice in writing to the Lenders within five Business Days of the occurrence of any Default or

Unmatured Default and of any other development, financial or other (including, without limitation, the commencement of or significant developments in litigation, arbitration or other governmental proceedings), which might have a Material Adverse Effect.

     6.4. Conduct of Business. The Borrower will, and will cause each Subsidiary to, carry on and conduct its business in substantially the same manner and in substantially the same fields of enterprise as it is presently conducted and do all things necessary to remain duly incorporated, validly existing and in good standing as a domestic corporation in its jurisdiction of incorporation and maintain all requisite authority to conduct its business in each jurisdiction in which its business is conducted.

     6.5. Taxes. The Borrower will, and will cause each Subsidiary to, pay when due all taxes, assessments and governmental charges and levies upon it or its income, profits or Property, except those which are being contested in good faith by appropriate proceedings and with respect to which adequate reserves have been set aside.

     6.6. Insurance. The Borrower will, and will cause each Subsidiary to, maintain with financially sound and reputable insurance companies insurance on all of its Property in such amounts and covering such risks as is customarily maintained by companies similarly situated, and the Borrower will furnish to any Lender upon request full information as to the insurance carried.

     6.7. Compliance with Laws. The Borrower will, and will cause each Subsidiary to, comply with all laws, rules, regulations, orders, writs, judgments, injunctions, decrees or awards to which it may be subject.

     6.8. Environmental Covenant.

     (a) The Borrower will, and will cause each of its Subsidiaries to use and operate all of its facilities and Property in material compliance with all Environmental Laws, keep all necessary permits, approvals, certificates and licenses in effect and remain in material compliance therewith, and handle all Hazardous Materials in material compliance with all applicable Environmental Laws, and provide such information and certifications as the Agent or any Lender may reasonably request from time to time to insure compliance with this Section 6.8.

     (b) The Borrower will not, and will not permit any Subsidiary to, store, transport or arrange for the transportation of any (i) Hazardous Wastes, or (ii) other Hazardous Materials except to the extent allowed under applicable permits held by the Borrower or such Subsidiary.

     (c) The Borrower will not, and will not permit any Subsidiary to, engage in the storage, transportation or arrangement for transportation of Hazardous Materials as one of its primary businesses.

     6.9. Maintenance of Property. The Borrower will, and will cause each Subsidiary to, do all things necessary to maintain, preserve, protect and keep its Property in good repair, working order and condition, and the Borrower will, and will cause each Subsidiary to, make all necessary and proper repairs, renewals and replacements so that such entity's business carried on in connection therewith may be properly conducted at all times.

     6.10. Inspection. The Borrower will, and will cause each Subsidiary to, permit the Lenders, by their respective representatives and agents and (except during the continuance of a Default or Unmatured Default) with reasonable notice to the Borrower and during normal business hours, to inspect any of the Property, corporate books and financial records of the Borrower and of each Subsidiary, to examine and make copies of the books of accounts and other financial records of the Borrower and of each Subsidiary, and to discuss the affairs, finances and accounts of the Borrower and each Subsidiary with, and to be advised as to the same by, the Borrower's or such Subsidiary's officers at such reasonable times and intervals as the Lenders may designate.

     6.11. Merger. The Borrower will not, nor will it permit any Subsidiary to, merge or consolidate with or into any other Person, except that a Subsidiary may merge with the Borrower or a Wholly-Owned Subsidiary, provided that the Borrower or a Wholly-Owned Subsidiary is the surviving corporation in any such merger or consolidation.

     6.12. Sale of Assets. The Borrower will not, nor will it permit any Subsidiary to, lease, sell or otherwise dispose of its Property, to any other Person except for (i) sales of Revenue Equipment for fair value in the ordinary course of business, (ii) sales by the Borrower or any Subsidiary of accounts receivable pursuant to the Receivables Transactions (subject to the limitation on the amount of the financing which may be provided in all such transactions as set forth in Section 6.14(vii) hereof), (iii) sales or other dispositions of Property for fair value by a Subsidiary to a Guarantor, and (iv) other leases, sales or other dispositions of Property for fair value that, together with all other Property of the Borrower and its Subsidiaries previously leased, sold or disposed of as permitted by this clause (v) during the twelve-month period ending with the month in which any such lease, sale or other disposition occurs, has a value not exceeding $75,000,000.

     6.13. Liens. The Borrower will not, and will not permit any Subsidiary to, create, incur or permit to exist any Lien in, of or on any Property of the Borrower or any Subsidiary (including, without limitation, the capital stock of any direct or indirect Subsidiary of the Borrower) except:

          (i) Liens for taxes, assessments or governmental charges or levies thereon if the same shall not at the time be delinquent or thereafter can be paid without penalty, or are being contested in good faith and by appropriate proceedings and for which adequate reserves in accordance with Agreement Accounting Principles shall have been set aside on its books.

          (ii) Liens imposed by law (other than ERISA), such as carriers', warehousemen's and mechanics' liens and other similar liens arising in the ordinary course of business which secure payment of obligations not more than 60 days past due.

          (iii) Liens arising out of pledges or deposits under worker's compensation laws, unemployment insurance, old age pensions, or other social security or retirement benefits, or similar legislation (other than ERISA).

          (iv) Utility easements, building restrictions and such other encumbrances or charges against real property as are of a nature generally existing with respect to properties of a similar character and which do not in any material way affect the marketability of the same or interfere with the use thereof in the business of the Borrower or of its Subsidiaries.

          (v) Purchase money Liens granted to secure the purchase price of Equipment or to secure Indebtedness incurred solely for the purpose of financing the acquisition of such Equipment, provided that such Liens do not extend to any other assets of the Borrower or of any Subsidiary.

          (vi) Liens existing on assets at the time of their acquisition (whether such acquisition is by purchase of assets or stock or by merger), provided that such Liens are limited to the assets so acquired and do not extend to any other assets of the Borrower or any Subsidiary.

          (vii) Liens on real property granted to secure Indebtedness incurred in connection with the acquisition thereof, provided that such Liens do not extend to any other assets of the Borrower or of any Subsidiary.

          (viii) Liens in existence on the Closing Date on real or personal property securing Indebtedness or other obligations of the Borrower or any Subsidiary in an aggregate principal amount for the Borrower and all Subsidiaries not in excess of $30,000,000 at any one time outstanding incurred in connection with the issuance of obligations, the interest on which is exempt from federal income taxation under Section 103 of the Code, to finance the acquisition by the Borrower or such Subsidiary of real or personal property, provided that such Liens shall extend only to the assets being financed with the proceeds of such Indebtedness.

          (ix) Liens in existence on the Closing Date as set forth on Schedule "4".

          (x) Liens on accounts receivable (together with related collections and proceeds thereof, collateral insurance therefor, guaranties thereof, lockbox or other collection accounts related thereto and all records related thereto) of any Subsidiary which are transferred to Receivables Corp. as part of a Receivables Transaction (subject to the limitation on the amount of the financing which may be provided in all such transactions as set forth in Section 6.14(vii)).

          (xi) In addition to Liens permitted under any of the foregoing categories, Liens on real or personal property granted to secure Indebtedness incurred in the ordinary course of business not exceeding $50,000,000 in the aggregate.

          (xii) Liens in favor of the Agent, for the benefit of the Lender and the Issuer, granted pursuant to Section 8.1.

     6.14. Guaranties, Loans, Advances and Investments. The Borrower will not, and will not permit any Subsidiary to, become or be a guarantor or surety of, or otherwise become or be responsible in any manner (whether by agreement to purchase any obligations, stock, assets, goods or services, or to supply or advance any funds, assets, goods or services, or otherwise) with respect to any undertaking of any other Person, or make or permit to exist any loans or advances to any other Person or investments in any other Person or instrument, except for:

          (i)       the Guaranty;

          (ii) the endorsement, in the ordinary course of collection, of instruments payable to it or to its order;

          (iii) guaranties or other contingent obligations, if after giving effect to the incurrence of such obligations, the aggregate of all such obligations of the Borrower and its Subsidiaries on a consolidated basis does not exceed 10% of Consolidated Tangible Net Worth, provided that any contingent obligation shall be excluded from the restriction imposed by this
                    Section 6.14(iii) if pursuant to the terms thereof, (a) the Borrower or such Subsidiary is contingently liable solely with respect to a primary obligation (other than an obligation for Indebtedness) of the Borrower or any Subsidiary, and (b) such primary obligation is included among the liabilities shown on the Borrower's consolidated balance sheets submitted to the Lenders pursuant to Section 6.1;

          (iv)      investment grade investments;

          (v) loans, advances or other investments in an amount which, when computed in an aggregate amount for the Borrower and its Subsidiaries, shall not exceed 10% of Consolidated Tangible Net Worth at any one time outstanding;

          (vi) guaranties by the Borrower or any Subsidiary in an aggregate principal amount for the Borrower and all Subsidiaries not in excess of $30,000,000 at any one time outstanding incurred in connection with the issuance of obligations which are outstanding on the Closing Date, the interest on which is exempt from Federal income taxation under Section 103 of the Code to finance the acquisition by the Borrower or such Subsidiary of Property;

          (vii) guaranties, loans, advances or other investments in connection with a Receivables Transaction provided that (x) the outstanding principal amount of the financing provided by all Receivables Purchasers pursuant to such receivables purchase agreements shall not exceed $200,000,000 in the aggregate at any time and (y) the primary structural terms of each such receivables purchase agreement, including without limitation the amount of any recourse to the Borrower or any of its Subsidiaries for uncollectible receivables, shall be reasonably satisfactory to the Agent in each case;

          (viii) loans or advances by the Borrower to any Subsidiary, by any Subsidiary to the Borrower and by any Subsidiary to any other Subsidiary, and equity interests of the Borrower or any Subsidiary in any Subsidiary; and

          (ix) acquisitions by the Borrower of all or substantially all of the stock or assets of, or of a particular division or line of business of, any other Person so long as (a) no Default or Unmatured Default exists or will result from such acquisition; (b) no such acquisition is a Stock Acquisition; and (c) the aggregate purchase price (excluding any portion thereof payable in stock of the Borrower) for any such acquisition (or series of related acquisitions) does not exceed $100,000,000, provided that the aggregate purchase price for all such permitted acquisitions shall not exceed U.S. $250,000,000.

     6.15. Affiliates. The Borrower will not, and will not permit any Subsidiary to, enter into any transaction (including, without limitation, the purchase or sale of any Property or service) with, or make any payment or transfer to, any Affiliate except (i) pursuant to or in connection with a Receivables Transaction and (ii) any other transaction conducted in the ordinary course of business and pursuant to the reasonable requirements of the Borrower's or such Subsidiary's business and upon fair and reasonable terms no less favorable to the Borrower or such Subsidiary than the Borrower or such Subsidiary would obtain in a comparable arms-length transaction.

     6.16. Consolidated Net Worth. The Borrower will maintain at all times Consolidated Net Worth of not less than the sum of (i) $375,000,000 plus (ii) 50% of Consolidated Net Income earned in any fiscal year beginning with the fiscal year ending on December 31, 2001 (without deduction for losses), provided that the adjustment to minimum Consolidated Net Worth as a result of this clause
(ii) shall occur annually upon the delivery by the Borrower of the financial statements described in Section 6.1(i) for the relevant fiscal year.

     6.17. Consolidated Indebtedness to EBITDAR Ratio. The Borrower will not permit the ratio (measured at the end of each fiscal quarter for the then most ended four fiscal quarters) of (i) Consolidated Indebtedness to (ii) Consolidated EBITDAR to exceed 3.0 to 1.0.

     6.18. Employee Benefit Plans. The Borrower will properly conduct, and cause each Subsidiary to properly conduct, each Single Employer Plan as to which it may have any liability in compliance with all applicable requirements of law and regulations.

     6.19. Other Agreements. The Borrower will not, and will not permit any Subsidiary to, enter into any agreement containing any provision which would be violated or breached by the performance of its obligations hereunder or under any instrument or document delivered or to be delivered by it hereunder or in connection with the transactions contemplated hereby.

     6.20. Subsidiary Dividends and Indebtedness.

     (a) The Borrower will not, and will not permit any Subsidiary to, enter into any agreement which prohibits or in any manner restricts the right or ability of any Subsidiary to declare and pay any dividends or to make any loans or advances, whether in cash or in property, to the Borrower.

     (b) At any time when the Borrower's senior unsecured long-term debt is rated below BBB+ by S&P (or a comparable rating from any generally recognized successor to S&P) or below Baa1 by Moody's (or a comparable rating from any generally recognized successor to Moody's), the Borrower will not permit its Subsidiaries to incur or maintain any Indebtedness except for (i) Indebtedness owed to the Borrower or to a Wholly-Owned Subsidiary of the Borrower, (ii) Indebtedness secured by Liens permitted by the terms of Section 6.13(viii),
(iii) Indebtedness incurred as part of a Receivables Transaction (subject to the limitation on the amount of the financing which may be provided in all such transactions as set forth in Section 6.14(vii)) and (iv) other Indebtedness not to exceed $75,000,000 in aggregate principal amount at any time.

     6.21. Ownership of Yellow Freight. The Borrower will not, without the prior written consent of the Required Lenders, sell, transfer, assign, grant a Lien on or otherwise encumber or dispose of any capital stock of Yellow Freight.

     6.22. Additional Material Subsidiaries.

     (a) The Borrower will cause any Person that becomes a Material Subsidiary after the date hereof (i) to execute and deliver to the Agent, within ten Business Days of becoming a Material Subsidiary, a counterpart of the Guaranty or a new guaranty in substantially the form of the Guaranty, in each case guarantying the obligations of the Borrower hereunder and (ii) to deliver to the Agent evidence of action of its board of directors or other governing body authorizing the execution, delivery and performance thereof.

     (b) If (i) as of the end of any fiscal year of the Borrower, the assets of any Guarantor (other than an Original Guarantor) comprise less than 5% of the Consolidated Assets of the Borrower and its Subsidiaries, and the revenue attributable to any such Guarantor (other than an Original Guarantor) comprises less than 5% of the consolidated revenue of the Borrower and its Subsidiaries for such fiscal year, or (ii) the Borrower or any Subsidiary sells or otherwise transfers all of the capital stock of any Guarantor to any Person which is not the Borrower or a Subsidiary or liquidates or dissolves any Guarantor in a transaction which, in any case described in this clause (b), is not otherwise prohibited by the terms of this Agreement, the Agent will, on behalf of the Lenders, execute and deliver to the Borrower a release of such Guarantor from its obligations under the Guaranty, provided that to the extent that any proceeds of any sale, transfer, liquidation or dissolution described in clause
(ii) exceed $1,000,000, such transaction must be structured so that such proceeds are ultimately retained by the Borrower or by a Guarantor.

     6.23. Material Agreements. The Borrower will or will cause Yellow Freight to implement one of the three options set forth in Item 1 of Schedule "6" no later than July 6, 2001 to the effect that the default referred to therein shall be cured and no longer continuing.

                                  ARTICLE VII

                                    DEFAULTS


     The occurrence of any one or more of the following events shall constitute a Default:

     7.1. Any representation or warranty made or deemed made by or on behalf of the Borrower or any of its Subsidiaries to the Lenders, the Issuer or the Agent under or in connection with this Agreement, any Credit Extension, any LC Application or any certificate or information delivered in connection with this Agreement or any other Loan Document shall be materially false on the date as of which made

     7.2. Nonpayment of principal of any Obligations or of any Reimbursement Obligation when due, or nonpayment of interest on any Obligations or of any facility or utilization fee or other obligations under any of the Loan Documents within five days after the same becomes due.

     7.3. The breach by the Borrower of any of the terms or provisions of
Section 6.2, 6.3, 6.11, 6.12, 6.13, 6.14, 6.15, 6.16, 6.17, 6.20 or 6.21.

     7.4. The breach by the Borrower (other than a breach which constitutes a Default under Section 7.1, 7.2 or 7.3) of any of the terms or provisions of this Agreement or the breach by the Borrower or any Subsidiary Co-Applicant of any of the terms or provisions of any LC Application which is not remedied within thirty days after written notice from the Agent, the Issuer or any Lender.

     7.5. Failure of the Borrower or any of its Subsidiaries to pay when due principal, interest or other amounts under any Indebtedness the aggregate principal amount of which at the time of such failure exceeds $1,000,000; or the default by the Borrower or any of its Subsidiaries in the performance of any term, provision or condition contained in any agreement under which any Indebtedness the aggregate principal amount of which at the time of such default exceeds $10,000,000 was created or is governed, or any other event shall occur or condition exist, the effect of which is to cause, or to permit the holder or holders of such Indebtedness to cause, such Indebtedness to become due prior to its stated maturity; or any Indebtedness the aggregate principal amount of which exceeds $10,000,000 of the Borrower or any of its Subsidiaries shall be declared to be due and payable or required to be prepaid (other than by a regularly scheduled payment) prior to the stated maturity thereof; or the Borrower or any of its Subsidiaries shall not pay, or admit in writing its inability to pay, its debts generally as they become due.

     7.6. The Borrower or any of its Subsidiaries shall (i) have an order for relief entered with respect to it under the Federal bankruptcy laws as now or hereafter in effect, (ii) make an assignment for the benefit of creditors, (iii) apply for, seek, consent to, or acquiesce in, the appointment of a receiver, custodian, trustee, examiner, liquidator or similar official for it or any substantial part of its property, (iv) institute any proceeding seeking an order for relief under the Federal bankruptcy laws as now or hereafter in effect or seeking to adjudicate it a bankrupt or insolvent, or seeking dissolution, winding up, liquidation, reorganization, arrangement, adjustment or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors or fail to file an answer or other pleading denying the material allegations of any such proceeding filed against it, (v) take any corporate action to authorize or effect any of the foregoing actions set forth in this Section 7.6 or (vi) fail to contest in good faith any appointment or proceeding described in Section 7.7.

         7.7. Without the application, approval or consent of the Borrower or any of its Subsidiaries, a receiver, trustee, examiner, liquidator or similar official shall be appointed for the Borrower or any of its Subsidiaries or any Substantial Portion of its property, or a proceeding described in Section 7.6(iv) shall be instituted against the Borrower or any of its Subsidiaries and such appointment continues undischarged or such proceeding continues undismissed or unstayed for a period of 30 consecutive days.

     7.8. Any court, government or governmental agency shall condemn, seize or otherwise appropriate, or take custody or control of (each a "Condemnation"), all or any portion of the Property of the Borrower and its Subsidiaries which, when taken together with all other Property of the Borrower and its Subsidiaries so condemned, seized, appropriated, or taken custody or control of, during the twelve-month period ending with the month in which any such Condemnation occurs, constitutes a Substantial Portion.

     7.9. The Borrower or any of its Subsidiaries shall fail within 30 days to pay, bond or otherwise discharge any judgment or order for the payment of money in excess of $10,000,000, which is not stayed on appeal or otherwise being appropriately contested in good faith.

     7.10. The Borrower or any of its Subsidiaries shall be the subject of any proceeding or investigation pertaining to the release by the Borrower, any of its Subsidiaries or any other Person of any Hazardous Material into the environment, or there shall occur any violation of any Environmental Law which, in the case of any such proceeding, investigation or violation, would be reasonably likely to have a Material Adverse Effect.

     7.11. (a) The aggregate Unfunded Liabilities under all Single Employer Plans shall at any time exceed $15,000,000, or any Reportable Event shall occur with respect to any Single Employer Plan.

     (b) Any Termination Event shall occur with respect to one or more Plans which, when taken together with any other Termination Events then existing with respect to Plans, will cause the Borrower and the other members of the Controlled Group to incur aggregate Current Payment Obligations in excess of $25,000,000.

     7.12. Any Change in Control shall occur.

     7.13. The Guaranty shall fail to remain in full force or effect or any action shall be taken to discontinue or to assert the invalidity or unenforceability of the Guaranty, or any Guarantor shall fail to comply with any of the terms or provisions of the Guaranty, or any Guarantor shall deny that it has any further liability under the Guaranty, or shall give notice to such effect, provided that this Section 7.13 shall not affect the Agent's power to release a Guarantor from its obligations under the Guaranty pursuant to Sections
6.22 and 8.2(v).

                                  ARTICLE VIII

                 ACCELERATION, WAIVERS, AMENDMENTS AND REMEDIES


     8.1. Acceleration; Collateral Shortfall.

     (a) If any Default described in Section 7.6 or 7.7 occurs with respect to the Borrower, (i) the obligations of the Lenders to make Loans hereunder and to participate in Facility Letters of Credit and the obligations of the Issuer to issue Facility Letters of Credit shall automatically terminate and the Obligations shall immediately become due and payable without any election or action on the part of the Agent, the Issuer or any Lender and (ii) the Borrower will be and become thereby unconditionally obligated, without the need for demand or the necessity of any act or evidence, to deliver to the Agent, at its address specified pursuant to Article XIII for deposit into the Letter of Credit Collateral Account, an amount (the "Collateral Shortfall Amount") equal to the excess, if any, of

          (A) 100% of the sum of the aggregate maximum amount remaining available to be drawn under the Facility Letters of Credit (assuming compliance with all conditions for drawing thereunder) issued by the Issuer and outstanding as of such time, over

          (B) the amount on deposit in the Letter of Credit Collateral Account at such time that is free and clear of all rights and claims of third parties and that has not been applied by the Agent against the Obligations.

     (b) If any Default occurs and is continuing (other than a Default described in Section 7.6 or 7.7 with respect to the Borrower), (i) the Required Lenders (or the Agent, acting with the consent of or upon the direction of the Required Lenders) may terminate or suspend the obligations of the Lenders to make Loans and to participate in Facility Letters of Credit hereunder and the obligation of the Issuer to issue Facility Letters of Credit hereunder, or declare the Obligations to be due and payable, or both, whereupon the Obligations shall become immediately due and payable, without presentment, demand, protest or notice of any kind, all of which the Borrower hereby expressly waives and (ii) the Required Lenders (or the Agent, acting with the consent of or upon the direction of the Required Lenders) may, upon notice delivered to the Borrower and in addition to the continuing right to demand payment of all amounts payable under this Agreement, make demand on the Borrower to deliver, and the Borrower will, forthwith upon such demand and without necessity of further act or evidence, be and become thereby unconditionally and jointly and severally obligated to deliver, to the Agent, at its address specified pursuant to Article XIII, for deposit into the Letter of Credit Collateral Account an amount equal to the Collateral Shortfall Amount.

     (c) If at any time while any Default is continuing, the Agent determines that the Collateral Shortfall Amount at such time is greater than zero, the Agent may make demand on the Borrower to deliver, and the Borrower will, forthwith upon demand by the Agent and without necessity of further act or evidence, be and become thereby unconditionally obligated to deliver, to the Agent as additional funds to be deposited and held in the Letter of Credit Collateral Account an amount equal to such Collateral Shortfall Amount at such time. The Borrower hereby grants to the Agent a security interest in the funds held in the Letter of Credit Collateral Account, for the benefit of the Lenders and the Issuer, to secure the obligations of the Borrower and any subsidiary Co-Applicant to the Lenders or the Issuer under the Loan Documents.

     (d) The Agent may at any time or from time to time after funds are deposited in the Letter of Credit Collateral Account, apply such funds to the payment of the Obligations and any other amounts as shall from time to time have become due and payable by the Borrower or any Subsidiary Co-Applicant to the Lenders or the Issuer under the Loan Documents.

     (e) At any time while any Default is continuing, neither the Borrower, any Subsidiary Co-Applicant, nor any Person claiming on behalf of or through the Borrower or any Subsidiary Co-Applicant shall have any right to withdraw any of the funds held in the Letter of Credit Collateral Account. After all of the Obligations have been indefeasibly paid in full, any funds remaining in the Letter of Credit Collateral Account shall be returned by the Agent to the Borrower or paid to whomever may be legally entitled thereto at such time.

     (f) The Agent shall exercise reasonable care in the custody and preservation of any funds held in the Letter of Credit Collateral Account and shall be deemed to have exercised such care if such funds are accorded treatment substantially equivalent to that which the Agent accords its own property.

     8.2. Amendments. Subject to the provisions of this Article VIII, the Required Lenders and the Borrower may enter into agreements supplemental hereto for the purpose of adding or modifying any provisions to the Loan Documents or changing in any manner the rights of the Lenders or the Borrower hereunder or waiving any Default hereunder; provided, however, that no such supplemental agreement shall, without the consent of all of the Lenders:

          (i) Extend the maturity of any Loan or Note or reduce the principal amount thereof, or reduce the rate or extend the time of payment of interest or fees thereon.

          (ii) Reduce the amount of or extend the maturity of the Reimbursement Obligations, or reduce the rate or change the time of payment of any fees related to Facility Letters of Credit.

          (iii) Reduce the percentage specified in the definition of Required Lenders.

          (iv) Extend the Termination Date or increase the amount of the Commitment of any Lender hereunder, or permit the Borrower to assign its rights under this Agreement.

          (v) Release any Guarantor from its obligations under the Guaranty, except in accordance with the provisions of
                    Section 6.22(b).

          (vi)      Amend this Section 8.2 or Section 2.4.2(iv), Section 4.1 or
                    Section 11.2.

No amendment of any provision of this Agreement relating to the Agent shall be effective without the written consent of the Agent. No amendment of any provision of this Agreement relating to the Issuer shall be effective without the written consent of the Issuer. No amendment of any provision of this Agreement relating to the Swing Line Lender or any Swing Line Loans shall be effective without the written consent of the Swing Line Lender. The Agent may waive payment of the fee required under Section 12.3.2 and release any Guarantor in accordance with the provisions of Section 6.22(b) without obtaining the consent of any other party to this Agreement.

     8.3. Preservation of Rights. No delay or omission of the Lenders, the Issuer or the Agent to exercise any right under the Loan Documents shall impair such right or be construed to be a waiver of any Default or an acquiescence therein, and the making of a Credit Extension notwithstanding the existence of a Default or the inability of the Borrower to satisfy the conditions precedent to such Credit Extension shall not constitute any waiver or acquiescence. Any single or partial exercise of any such right shall not preclude other or further exercise thereof or the exercise of any other right, and no waiver, amendment or other variation of the terms, conditions or provisions of the Loan Documents whatsoever shall be valid unless in writing signed by the Lenders required pursuant to Section 8.2, and then only to the extent in such writing specifically set forth. All remedies contained in the Loan Documents or by law afforded shall be cumulative and all shall be available to the Agent, the Issuer and the Lenders until the Obligations have been paid in full.

                                   ARTICLE IX

                               GENERAL PROVISIONS


     9.1. Survival of Representations. All representations and warranties of the Borrower contained in this Agreement shall survive delivery of the Notes and the making of the Credit Extensions herein contemplated.

     9.2. Governmental Regulation. Anything contained in this Agreement to the contrary notwithstanding, neither any Lender nor the Issuer shall be obligated to extend credit to the Borrower in violation of any limitation or prohibition provided by any applicable statute or regulation.

     9.3. Taxes. Any taxes (excluding, (x) in the case of the Agent, the Issuer and each Lender, (1) United States federal taxation of its overall net income, and (2) taxes imposed on its overall net income, and franchise taxes imposed on it, by any jurisdiction outside of the United States of America or by the jurisdiction under the laws of which the Agent, the Issuer or such Lender (as the case may be) is organized or any political subdivision thereof or the jurisdiction in which the principal office of the Agent, the Issuer or such Lender (as the case may be) is located or any political subdivision thereof, and, (y) in the case of the Issuer and each Lender, taxes imposed on its overall net income, and franchise taxes imposed on it, by the jurisdiction in which its applicable Lending Installation is located or any political subdivision thereof) or other similar assessments or charges payable or ruled payable by any governmental authority in respect of the Loan Documents shall be paid by the Borrower, together with interest and penalties, if any.

     9.4. Headings. Section headings in the Loan Documents are for convenience of reference only and shall not govern the interpretation of any of the provisions of the Loan Documents.

     9.5. Entire Agreement. The Loan Documents embody the entire agreement and understanding among the Borrower, the Issuer, the Agent and the Lenders and supersede all prior agreements and understandings among the Borrower, the Issuer, the Agent and the Lenders relating to the subject matter thereof other than the fee letters described in Sections 2.3.8 and 2.6.1.

     9.6. Several Obligations; Benefits of this Agreement. The respective obligations of the Lenders hereunder are several and not joint and no Lender shall be the partner or agent of any other (except to the extent to which the Agent is authorized to act as such). The failure of any Lender to perform any of its obligations hereunder shall not relieve any other Lender from any of its obligations hereunder. This Agreement shall not be construed so as to confer any right or benefit upon any Person other than the parties to this Agreement and their respective successors and assigns.

     9.7. Expenses; Indemnification. The Borrower shall reimburse the Agent for any costs, internal charges and out-of-pocket expenses (including attorneys' fees and time charges of attorneys for the Agent, which attorneys may be employees of the Agent) paid or incurred by the Agent in connection with the preparation, negotiation, execution, administration, syndication and amendment of the Loan Documents. The Borrower also agrees to reimburse the Agent, the Issuer and the Lenders for any costs, internal charges and out-of-pocket expenses (including attorneys' fees and time charges of attorneys for the Agent, the Issuer and the Lenders, which attorneys may be employees of the Agent, the Issuer or the Lenders) paid or incurred by the Agent, the Issuer or any Lender in connection with the collection and enforcement of the Loan Documents. The Borrower further agrees to (x) indemnify the Agent, the Issuer and each Lender, and their respective directors, officers and employees, agents and directors ("Indemnified Persons") against all losses, claims, damages, penalties, judgments, liabilities and expenses (including, without limitation, all reasonable expenses of litigation or preparation therefor whether or not the Agent or any Lender is a party thereto) which any of them may pay or incur arising out of or relating to the commitment letter dated January 24, 2001 relating to this transaction, this Agreement, the other Loan Documents, or any other transactions contemplated hereby or the direct or indirect application or proposed application of the proceeds of any Credit Extension hereunder, except to the extent any of the foregoing arises solely from the gross negligence or willful misconduct of the party seeking indemnification, and (y) to assert no claim against the Agent, the Issuer, any Lender or any other Indemnified Person, on any theory of liability, for special, indirect, consequential or punitive damages. The obligations of the Borrower under this Section shall survive the termination of this Agreement and the Aggregate Commitment and the repayment of the Advances and the termination of the Facility Letters of Credit hereunder.

     9.8. Numbers of Documents. All statements, notices, closing documents, and requests hereunder shall be furnished to the Agent with sufficient counterparts so that the Agent may furnish one to each of the Lenders.

     9.9. Accounting. Except as provided to the contrary herein, all accounting terms used herein shall be interpreted and all accounting determinations hereunder shall be made in accordance with Agreement Accounting Principles.

     9.10. Severability of Provisions. Any provision in any Loan Document that is held to be inoperative, unenforceable, or invalid in any jurisdiction shall, as to that jurisdiction, be inoperative, unenforceable, or invalid without affecting the remaining provisions in that jurisdiction or the operation, enforceability, or validity of that provision in any other jurisdiction, and to this end the provisions of all Loan Documents are declared to be severable.

     9.11. Nonliability of Lenders. The relationship between the Borrower on the one hand and the Lenders, the Issuer and the Agent, on the other hand, shall be solely that of borrower and lender. Neither the Agent, the Issuer nor any Lender shall have any fiduciary responsibilities to the Borrower. Neither the Agent, the Issuer nor any Lender undertakes any responsibility to the Borrower to review or inform the Borrower of any matter in connection with any phase of the Borrower's business or operations.

     9.12. CHOICE OF LAW. THE LOAN DOCUMENTS (OTHER THAN THOSE CONTAINING A CONTRARY EXPRESS CHOICE OF LAW PROVISION) SHALL BE CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS (INCLUDING, WITHOUT LIMITATION, 735 ILCS SECTION 105/5-1 ET SEQ., BUT OTHERWISE WITHOUT REGARD TO THE CONFLICT OF LAWS PROVISIONS) OF THE STATE OF ILLINOIS, BUT GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKS.

     9.13. CONSENT TO JURISDICTION. THE BORROWER HEREBY IRREVOCABLY SUBMITS TO THE NON-EXCLUSIVE JURISDICTION OF ANY UNITED STATES FEDERAL OR ILLINOIS STATE COURT SITTING IN CHICAGO IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO ANY LOAN DOCUMENT AND THE BORROWER HEREBY IRREVOCABLY AGREES THAT ALL CLAIMS IN RESPECT OF SUCH ACTION OR PROCEEDING MAY BE HEARD AND DETERMINED IN ANY SUCH COURT AND IRREVOCABLY WAIVES ANY OBJECTION IT MAY NOW OR HEREAFTER HAVE AS TO THE VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN SUCH A COURT OR THAT SUCH COURT IS AN INCONVENIENT FORUM. NOTHING HEREIN SHALL LIMIT THE RIGHT OF THE AGENT, THE ISSUER OR ANY LENDER TO BRING PROCEEDINGS AGAINST THE BORROWER IN THE COURTS OF ANY OTHER JURISDICTION. ANY JUDICIAL PROCEEDING BY THE BORROWER AGAINST THE AGENT, THE ISSUER OR ANY LENDER OR ANY AFFILIATE OF THE AGENT, THE ISSUER OR ANY LENDER INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT SHALL BE BROUGHT ONLY IN A COURT IN CHICAGO, ILLINOIS.

     9.14. WAIVER OF JURY TRIAL. THE BORROWER, THE AGENT, THE ISSUER AND EACH LENDER HEREBY WAIVE TRIAL BY JURY IN ANY JUDICIAL PROCEEDING INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER

(WHETHER SOUNDING IN TORT, CONTRACT OR OTHERWISE) IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT OR THE RELATIONSHIP ESTABLISHED THEREUNDER.

     9.15. Confidentiality. Each of the Lenders and the Issuer agrees to hold any information identified to it as confidential which it may receive from the Borrower pursuant to this Agreement in confidence, except for disclosure (i) to its Affiliates, to other Lenders or the Issuer and their respective Affiliates,
(ii) to its legal counsel, accountants, and other professional advisors, (iii) to regulatory officials, (iv) as requested pursuant to or as required by law, regulation, or legal process, (v) in connection with any legal proceeding to which it is a party, (vi) permitted by Section 12.4, and (vii) of such portions of such information which is or becomes generally available to the public other than as a result of disclosure by it or its representatives.

                                    ARTICLE X

                                    THE AGENT


     10.1. Appointment. Bank One is hereby appointed Agent hereunder and under each other Loan Document, and each of the Lenders irrevocably (except to the extent provided in Section 10.11) authorizes the Agent to act as the agent of such Lender. The Agent agrees to act as such upon the express conditions contained in this Article X. The Agent shall not have a fiduciary relationship in respect of the Borrower or any Lender by reason of this Agreement.

     10.2. Powers. The Agent shall have and may exercise such powers under the Loan Documents as are specifically delegated to the Agent by the terms of each thereof, together with such powers as are reasonably incidental thereto. The Agent shall have no duties or obligations to the Lenders (including, without limitation, duties or obligations to take action under the Loan Documents) other than those specifically set forth in the Loan Documents.

     10.3. General Immunity. Neither the Agent nor any of its directors, officers, agents or employees shall be liable to the Borrower, the Lenders or any Lender for any action taken or omitted to be taken by it or them hereunder or under any other Loan Document or in connection herewith or therewith except for its or their own gross negligence or willful misconduct.

     10.4. No Responsibility for Loans, Recitals, etc.; Delivery of Documents. Neither the Agent nor any of its directors, officers, agents or employees shall be responsible for or have any duty to ascertain, inquire into, or verify (i) any statement, warranty or representation made in connection with any Loan Document or any borrowing hereunder; (ii) the performance or observance of any of the covenants or agreements of any obligor under any Loan Document; (iii) the satisfaction of any condition specified in Article IV, except receipt of items required to be delivered to the Agent; or (iv) the validity, effectiveness or genuineness of any Loan Document or any other instrument or writing furnished in connection therewith. The Agent will deliver to the Lenders copies of all documents received from the Borrower which are specifically required by the terms of the Loan Documents to be provided to the Lenders, together with any other documents which the Agent hereafter agrees in writing to deliver to the Lenders.

     10.5. Action on Instructions of Lenders. The Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder and under any other Loan Document in accordance with written instructions signed by the Required Lenders (or, when required hereunder, all of the Lenders), and such instructions and any action taken or failure to act pursuant thereto shall be binding on all of the Lenders and on all holders of Notes. The Agent shall be fully justified in failing or refusing to take any action hereunder and under any other Loan Document unless it shall first be indemnified to its satisfaction by the Lenders against any and all liability, cost and expense that it may incur by reason of taking or continuing to take any such action.

     10.6. Employment of Agents and Counsel. The Agent may execute any of its duties as Agent hereunder and under any other Loan Document by or through employees, agents, and attorneys-in-fact and shall not be answerable to the Lenders, except as to money or securities received by it or its authorized agents, for the default or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care. The Agent shall be entitled to advice of counsel concerning all matters pertaining to the agency hereby created and its duties hereunder and under any other Loan Document.

     10.7. Reliance on Documents; Counsel. The Agent shall be entitled to rely upon any Note, notice, consent, certificate, affidavit, letter, telegram, statement, paper or document believed by it to be genuine and correct and to have been signed or sent by the proper Person or Persons, and, in respect to legal matters, upon the opinion of counsel selected by the Agent, which counsel may be employees of the Agent.

     10.8. Agent's Reimbursement and Indemnification. The Lenders agree to reimburse and indemnify the Agent ratably in proportion to their respective Commitments (i) for any amounts not reimbursed by the Borrower for which the Agent is entitled to reimbursement by the Borrower under the Loan Documents, provided that, to the extent the Agent is subsequently reimbursed for such amounts by the Borrower, the Agent will refund any such amounts paid by the Lenders, (ii) for any other expenses incurred by the Agent on behalf of the Lenders, in connection with the preparation, execution, delivery, administration (other than routine administrative duties under the Loan Documents) and enforcement of the Loan Documents and (iii) for any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever which may be imposed on, incurred by or asserted against the Agent in any way relating to or arising out of the Loan Documents or any other document delivered in connection therewith or the transactions contemplated thereby, or the enforcement of any of the terms thereof or of any such other documents, provided that no Lender shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the Agent. The obligations of the Lenders under this
Section 10.8 shall survive payment of the Obligations and termination of this Agreement and all Facility Letters of Credit.

     10.9. Rights as a Lender. With respect to its Commitment, Loans made by it and any Notes issued to Lenders, the Agent shall have the same rights and powers hereunder and under any other Loan Document as any Lender and may exercise the same as though it were not the Agent, and the term "Lender" or "Lenders" shall, at any time when the Agent is a Lender, unless the context otherwise indicates, include the Agent in its individual capacity. The Agent may accept deposits from, lend money to, and generally engage in any kind of trust, debt, equity or other transaction, in addition to those contemplated by this Agreement or any other Loan Document, with the Borrower or any of its Subsidiaries in which the Borrower or such Subsidiary is not restricted hereby from engaging with any other Person. The Agent, in its individual capacity, is not obligated to remain a Lender.

     10.10. Lender Credit Decision. Each Lender acknowledges that it has, independently and without reliance upon the Agent, the Issuer or any other Lender and based on the financial statements prepared by the Borrower and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement and the other Loan Documents. Each Lender also acknowledges that it will, independently and without reliance upon the Agent, the Issuer or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement and the other Loan Documents.

     10.11. Successor Agent. The Agent may resign at any time by giving written notice thereof to the Lenders, the Issuer and the Borrower, and the Agent may be removed at any time with or without cause by written notice received by the Agent from the Required Lenders. Upon any such resignation or removal, the Required Lenders (with the consent of the Borrower at any time other than during the continuance of a Default) shall have the right to appoint, on behalf of the Borrower and the Lenders, a successor Agent. If no successor Agent shall have been so appointed by the Required Lenders and shall have accepted such appointment within thirty days after the retiring Agent's giving notice of resignation, then the retiring Agent may appoint, on behalf of the Borrower and the Lenders, a successor Agent. Such successor Agent shall be a commercial bank having capital and retained earnings of at least $250,000,000. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring or removed Agent, and the retiring or removed Agent shall be discharged from its duties and obligations hereunder and under the other Loan Documents. After any retiring or removed Agent's resignation or removal hereunder as Agent, the provisions of this
Article X shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as the Agent hereunder and under the other Loan Documents.

     10.12. Notice of Default. The Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Unmatured Default hereunder unless the Agent has received written notice from a Lender or the Borrower referring to this Agreement describing such Default or Unmatured Default and stating that such notice is a "notice of default". In the event that the Agent receives such a notice, the Agent shall give prompt notice thereof to the Lenders.

     10.13. Co-Agents, Documentation Agent, Syndication Agent, etc. None of the Lenders identified in this Agreement as a "co-agent" or as a Documentation Agent or the Syndication Agent shall have any right, power, obligation, liability, responsibility or duty under this Agreement other than those applicable to all Lenders as such. Without limiting the foregoing, none of such Lenders shall have or be deemed to have a fiduciary relationship with any Lender.

Each Lender hereby makes the same acknowledgments with respect to such Lenders as it makes with respect to the Agent in Section 10.10.

                                   ARTICLE XI

                            SETOFF; RATABLE PAYMENTS


     11.1. Setoff. In addition to, and without limitation of, any rights of the Lenders or the Issuer under applicable law, if the Borrower becomes insolvent, however evidenced, or any Default or Unmatured Default occurs, any and all deposits (including all account balances, whether provisional or final and whether or not collected or available) and any other Indebtedness at any time held or owing by any Lender or the Issuer to or for the credit or account of the Borrower may be offset and applied toward the payment of the Obligations owing to such Lender or the Issuer, whether or not the Obligations, or any part hereof, shall then be due.

     11.2. Ratable Payments. If any Lender, whether by setoff or otherwise, has payment made to it upon its Loans or participations in Facility Letters of Credit (other than payments received pursuant to Sections 3.1, 3.2 or 3.4) in a greater proportion than that received by any other Lender, such Lender agrees, promptly upon demand, to purchase a portion of the Loans or participations in Facility Letters of Credit held by the other Lenders so that after such purchase each Lender will hold its ratable proportion of Loans and participations in Facility Letters of Credit. If any Lender, whether in connection with setoff or amounts which might be subject to setoff or otherwise, receives collateral or other protection for its Obligations or such amounts which may be subject to setoff, such Lender agrees, promptly upon demand, to take such action necessary such that all Lenders share in the benefits of such collateral ratably in proportion to their Loans and participations in Facility Letters of Credit. In case any such payment is disturbed by legal process, or otherwise, appropriate further adjustments shall be made.

                                  ARTICLE XII

                BENEFIT OF AGREEMENT; ASSIGNMENTS; PARTICIPATIONS


     12.1. Successors and Assigns. The terms and provisions of the Loan Documents shall be binding upon and inure to the benefit of the Borrower, the Agent, the Issuer and the Lenders and their respective successors and assigns, except that (i) the Borrower shall not have the right to assign its rights or obligations under the Loan Documents and (ii) any assignment by any Lender must be made in compliance with Section 12.3. Notwithstanding clause (ii) of this Section, any Lender may at any time, without the consent of the Borrower, the Issuer or the Agent and without the payment of any fee to the Agent, assign all or any portion of its rights under this Agreement and any Notes to a Federal Reserve Bank; provided, however, that no such assignment shall release the transferor Lender from its obligations hereunder. The Agent may treat the payee of any Loan as the owner thereof for all purposes hereof unless and until such payee complies with Section 12.3 in the case of an assignment thereof or, in the case of any other transfer, a written notice of the transfer is filed with the Agent. Any assignee or transferee of a Loan (other than a Federal Reserve Bank in the case of an assignment for security purposes) agrees by acceptance thereof to be bound by all the terms and provisions of the Loan Documents. Any request, authority or consent of any Person, who at the time of making such request or giving such authority or consent is the owner of any Loan, shall be conclusive and binding on any subsequent holder, transferee or assignee of such Loan.

     12.2.   Participations.

     12.2.1. Permitted Participants; Effect. Any Lender may, in the ordinary course of its business and in accordance with applicable law, at any time sell to one or more banks or other entities ("Participants") participating interests in any Loan owing to such Lender, any participation in Facility Letters of Credit owned by such Lender, any Note held by such Lender, any Commitment of such Lender or any other interest of such Lender under the Loan Documents. Unless a Default has occurred and is continuing, the consent of the Borrower and the Agent shall be required prior to such sale becoming effective with respect to a Participant which is not a Lender or an Affiliate of a Lender or of such Lender's parent corporation. Such consent shall not be unreasonably withheld. In the event of any such sale by a Lender of participating interests to a Participant, such Lender's obligations under the Loan Documents shall remain unchanged, such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, such Lender shall remain the owner of such Loans for all purposes under the Loan Documents, all amounts payable by the Borrower under this Agreement shall be determined as if such Lender had not sold such participating interests, and the Borrower, the Issuer and the Agent shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under the Loan Documents.

     12.2.2. Voting Rights. Each Lender shall retain the sole right to approve, without the consent of any Participant, any amendment, modification or waiver of any provision of the Loan Documents other than any amendment, modification or waiver with respect to any Loan, Facility Letter of Credit or Commitment in which such Participant has an interest which forgives principal, interest or fees or reduces the interest rate or fees payable with respect to any such Loan, Facility Letter of Credit or Commitment, postpones any date fixed for any regularly-scheduled payment of principal of, or interest or fees on, any such Loan, Reimbursement Obligations, interest or fees in respect of any such Facility Letter of Credit or Commitment, releases any guarantor of any such Loan or Facility Letter of Credit or releases any collateral held in the Letter of Credit Collateral Account (except in accordance with Section 8.1) or any substantial portion of any other collateral, if any, securing any such Loan or Facility Letter of Credit.

     12.2.3. Benefit of Setoff. The Borrower agrees that each Participant shall be deemed to have the right of setoff provided in Section 11.1 in respect of its participating interest in amounts owing under the Loan Documents to the same extent as if the amount of its participating interest were owing directly to it as a Lender under the Loan Documents, provided that each Lender shall retain the right of setoff provided in Section 11.1 with respect to the amount of participating interests sold to each Participant. The Lenders agree to share with each Participant, and each Participant, by exercising the right of setoff provided in Section 11.1, agrees to share with each

Lender, any amount received pursuant to the exercise of its right of setoff, such amounts to be shared in accordance with Section 11.2 as if each Participant were a Lender.

     12.3. Assignments.

     12.3.1. Permitted Assignments. Any Lender may, in the ordinary course of its business and in accordance with applicable law and the provisions of this
Section 12.3, at any time assign to one or more banks or other entities ("Purchasers") all or any part of its rights and obligations under the Loan Documents. Such assignment shall be substantially in the form of Exhibit "I" hereto or in such other form as may be agreed to by the parties thereto. The Lender which desires to make such an assignment (the "Transferor Lender") shall so inform the Borrower and the Agent in writing. The written consent of the Agent and the Borrower (which shall not be unreasonably delayed or withheld) shall be required prior to such assignment becoming effective, except that (i) the consent of the Borrower and the Agent shall not be required if the Purchaser is another Lender or an Affiliate of a Lender and (ii) the consent of the Borrower shall not be required if a Default has occurred and is continuing.

     12.3.2. Effect; Effective Date. Upon (i) delivery to the Agent of a notice of assignment, substantially in the form attached as Exhibit "I" to Exhibit "I" hereto (a "Notice of Assignment"), together with any consents required by
Section 12.3.1, and (ii) payment of a $3,500 fee to the Agent for processing such assignment, such assignment shall become effective on the effective date specified in such Notice of Assignment. The Agent shall, solely for this purpose as agent of the Borrower, maintain a copy of each Notice of Assignment delivered to it and a register for the recordation of the names and addresses of the Lenders and the principal amount of the obligations under the Loan Documents owing to each Lender from time to time. The Notice of Assignment shall contain a representation by the Purchaser to the effect that none of the consideration used to make the purchase of the Commitment, Loans and participations in Facility Letters of Credit under the applicable assignment agreement are "plan assets" as defined under ERISA and that the rights and interests of the Purchaser in and under the Loan Documents will not be "plan assets" under ERISA. On and after the effective date of such assignment, such Purchaser shall for all purposes be a Lender party to this Agreement and any other Loan Document executed by the Lenders and shall have all the rights and obligations of a Lender under the Loan Documents, to the same extent as if it were an original party hereto, and no further consent or action by the Borrower, the Issuer, the Lenders or the Agent shall be required to release the Transferor Lender with respect to the percentage of the Aggregate Commitment, Loans and participation in Facility Letters of Credit assigned to such Purchaser. Upon the consummation of any assignment to a Purchaser pursuant to this Section 12.3.2, the Transferor Lender, the Agent and the Borrower shall make appropriate arrangements so that replacement Notes are issued to such Transferor Lender and new Notes or, as appropriate, replacement Notes, are issued to such Purchaser, in each case in principal amounts reflecting their respective Commitments, as adjusted pursuant to such assignment.

     12.4. Dissemination of Information. The Borrower authorizes each Lender to disclose to any Participant or Purchaser or any other Person acquiring an interest in the Loan Documents by operation of law (each a "Transferee") and any prospective Transferee any and all information in such Lender's possession concerning the creditworthiness of the Borrower and its

Subsidiaries; provided that each Transferee and prospective Transferee agrees to be bound by Section 9.15 of this Agreement.

     12.5. Tax Treatment. If any interest in any Loan Document is transferred to any Transferee which is organized under the laws of any jurisdiction other than the United States or any State thereof, the Transferor Lender shall cause such Transferee, concurrently with the effectiveness of such transfer, to comply with the provisions of Section 2.7.15.

                                  ARTICLE XIII

                                     NOTICES


     13.1. Notices. Except as otherwise permitted by Section 2.7.10 with respect to borrowing notices, all notices, requests and other communications to any party hereunder shall be in writing (including electronic transmission, facsimile transmission or similar writing) and shall be given to such party: (x) in the case of the Borrower or the Agent, at its address or facsimile number set forth on the signature pages hereof, (y) in the case of any Lender, at its address or facsimile number set forth in its administrative questionnaire or (z) in the case of any party, at such other address or facsimile number as such party may hereafter specify for the purpose by notice to the Agent and the Borrower in accordance with the provisions of this Section 13.1. Each such notice, request or other communication shall be effective (i) if given by facsimile transmission, when transmitted to the facsimile number specified in this Section and confirmation of receipt is received, (ii) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid, or (iii) if given by any other means, when delivered (or, in the case of electronic transmission, received) at the address specified in this Section; provided that notices to the Agent under
Article II shall not be effective until received.

     13.2. Change of Address. The Borrower, the Agent the Issuer and the Swing Line Lender may each change the address for service of notice upon it by a notice in writing to the other parties hereto. Any Lender (other than the Swing Line Lender) may change the address for service of notice upon it by a notice in writing to the Borrower and the Agent.

                                  ARTICLE XIV

                                  COUNTERPARTS


     This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one agreement, and any of the parties hereto may execute this Agreement by signing any such counterpart. This Agreement shall be effective when it has been executed by the Borrower, the Agent, the Issuer and the Lenders and each party has notified the Agent by facsimile or telephone that it has taken such action.

                            [Signature Pages Follow]