Form 10-Q
period 2001-06-30
YELLOW CORP
filed 2001-08-13
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

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

                                    Yes X  No
                                       --     --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                  Outstanding at July 31, 2001
             -----                                  ----------------------------
   Common Stock, $1 Par Value                            24,403,287 shares

                               YELLOW CORPORATION


                                      INDEX



Item                                                                        Page
----                                                                        ----

                                     PART I

1. Financial Statements

   Consolidated Balance Sheets -
     June 30, 2001 and December 31, 2000                                     3

   Statements of Consolidated Operations -
     Quarter and Six Months Ended June 30, 2001 and 2000                     4

   Statements of Consolidated Cash Flows -
     Six Months Ended June 30, 2001 and 2000                                 5

   Notes to Consolidated Financial Statements                                6

2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations                           8

3. Quantitative and Qualitative Disclosures About Market Risk                13

                                     PART II

4. Exhibits and Reports on Form 8-K                                          15

Signatures                                                                   19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  ---------------------

                           CONSOLIDATED BALANCE SHEETS
                       Yellow Corporation and Subsidiaries
                    (Amounts in thousands except share data)
                                   (Unaudited)


                                                      June 30,    December 31,
                                                          2001            2000
                                                    ----------    ------------
ASSETS

CURRENT ASSETS:
    Cash                                            $   32,927      $   25,799
    Accounts receivable                                218,584         222,926
    Prepaid expenses and other                          43,700          64,680
                                                    ----------      ----------
     Total current assets                              295,211         313,405
                                                    ----------      ----------
PROPERTY AND EQUIPMENT:
    Cost                                             2,135,833       2,128,937
    Less - Accumulated depreciation                  1,244,933       1,240,359
                                                    ----------      ----------
        Net property and equipment                     890,900         888,578
                                                    ----------      ----------

GOODWILL AND OTHER ASSETS                              106,676         106,494
                                                    ----------      ----------
                                                    $1,292,787      $1,308,477
                                                    ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and checks outstanding         $  103,578      $  140,882
    Wages and employees' benefits                      153,874         173,332
    Other current liabilities                          112,366         119,194
    Current maturities of long-term debt                 1,819          68,792
                                                    ----------      ----------
        Total current liabilities                      371,637         502,200
                                                    ----------      ----------

OTHER LIABILITIES:
    Long-term debt                                     231,810         136,645
    Deferred income taxes                               89,751          92,413
    Claims, insurance and other                        127,175         117,443
                                                    ----------      ----------
        Total other liabilities                        448,736         346,501
                                                    ----------      ----------


SHAREHOLDERS' EQUITY:
    Common stock, $1 par value                          30,334          29,959
    Capital surplus                                     29,343          23,304
    Retained earnings                                  530,134         522,195
    Accumulated other comprehensive income              (4,425)         (2,710)
    Treasury stock                                    (112,972)       (112,972)
                                                    ----------      ----------
        Total shareholders' equity                     472,414         459,776
                                                    ----------      ----------
                                                    $1,292,787      $1,308,477
                                                    ==========      ==========

        The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                       Yellow Corporation and Subsidiaries
           For the Quarter and Six Months Ended June 30, 2001 and 2000
                  (Amounts in thousands except per share data)
                                   (Unaudited)


                                                    Second Quarter                Six Months
                                              --------------------------   --------------------------
                                                  2001          2000           2001          2000
                                              -----------    -----------   -----------    -----------
OPERATING REVENUE                             $   824,770    $   904,166   $ 1,656,748    $ 1,786,252
                                              -----------    -----------   -----------    -----------

OPERATING EXPENSES:
   Salaries, wages and benefits                   523,117        562,311     1,046,461      1,110,214
   Operating expenses and supplies                136,698        144,971       280,629        292,163
   Operating taxes and licenses                    26,422         28,258        54,659         56,451
   Claims and insurance                            19,111         19,629        37,602         40,596
   Depreciation and amortization                   31,566         31,657        63,430         63,117
   Purchased transportation                        67,978         86,230       135,655        167,514
   Unusual items loss/(gains)  (1)                  2,243        (14,893)        8,234        (15,093)
                                              -----------    -----------   -----------    -----------
        Total operating expenses                  807,135        858,163     1,626,670      1,714,962
                                              -----------    -----------   -----------    -----------

INCOME FROM OPERATIONS                             17,635         46,003        30,078         71,290
                                              -----------    -----------   -----------    -----------

NONOPERATING (INCOME) EXPENSES:
    Interest expense                                4,094          5,060         8,158          9,945
    Loss on Transportation.com                      1,861             --         4,397             --
    Other, net                                      1,579          1,258         4,305          2,907
                                              -----------    -----------   -----------    -----------
        Nonoperating expenses, net                  7,534          6,318        16,860         12,852
                                              -----------    -----------   -----------    -----------

INCOME BEFORE INCOME TAXES                         10,101         39,685        13,218         58,438

INCOME TAX PROVISION                                4,444         16,174         5,816         24,450
                                              -----------    -----------   -----------    -----------

NET INCOME                                    $     5,657    $    23,511   $     7,402    $    33,988
                                              ===========    ===========   ===========    ===========

AVERAGE SHARES OUTSTANDING-BASIC                   24,164         25,271        23,968         25,212
                                              ===========    ===========   ===========    ===========

AVERAGE SHARES OUTSTANDING-DILUTED                 24,342         25,429        24,238         25,364
                                              ===========    ===========   ===========    ===========

BASIC EARNINGS PER SHARE:                     $       .23    $       .93   $       .31    $      1.35

DILUTED EARNINGS PER SHARE:                   $       .23    $       .92   $       .31    $      1.34

Note: (1) Unusual items include integration costs and property gains and losses.

        The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                       Yellow Corporation and Subsidiaries
                 For the Six Months Ended June 30, 2001 and 2000
                             (Amounts in thousands)
                                   (Unaudited)

                                                                        2001                2000
                                                                     ---------            ---------
OPERATING ACTIVITIES:
        Net cash from operating activities                           $  47,002            $  69,263
                                                                     ---------            ---------

INVESTING ACTIVITIES:
    Acquisition of property and equipment                              (73,203)             (93,032)
    Proceeds from disposal of property and equipment                     3,996               29,598
    Other                                                               (4,113)                (973)
                                                                     ---------            ---------
        Net cash used in investing activities                          (73,320)             (64,407)
                                                                     ---------            ---------

FINANCING ACTIVITIES:
    Treasury stock purchases                                                 -               (2,551)
    Proceeds from stock options and other, net                           5,304                5,724
    Increase (decrease) in long-term debt                               28,142               (5,833)
                                                                     ---------            ---------
        Net cash provided by (used in) financing activities             33,446               (2,660)
                                                                     ---------            ---------

NET INCREASE IN CASH                                                     7,128                2,196

CASH, BEGINNING OF PERIOD                                               25,799               22,581
                                                                     ---------            ---------

CASH, END OF PERIOD                                                  $  32,927            $  24,777
                                                                     =========            =========


SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid, net                                               $   4,434            $  35,333
                                                                     =========            =========

Interest paid                                                        $   8,278            $   9,914
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

2. The company is a world wide transportation service provider, with its primary activity being the less-than-truckload (LTL) market in North America through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Saia Motor Freight Line, Inc. (Saia), and Jevic Transportation, Inc. (Jevic). On March 4, 2001, two LTL subsidiaries of the company, WestEx Inc. and Action Express, Inc. were integrated into the Saia subsidiary and operate under the Saia name. Yellow Technologies, Inc. is a subsidiary that provides information technology and other services to the company and its subsidiaries. For the quarter ended June 30, 2001 Yellow Freight comprised approximately 76 percent of total revenue while Saia comprised approximately 15 percent and Jevic approximately 9 percent of total revenue.

3. The company has approximately 65 percent ownership interest in Transportation.com. Transportation.com is a non-asset based global logistics company that delivers services through its internet technology. Transportation.com is funded by Yellow Corporation and three other venture capital firms.

4. The company reports financial and descriptive information about its reportable operating segments on a basis consistent with that used internally for evaluating segment operating performance and allocating resources to segments. The company has three reportable segments, which are strategic business units that offer different products and services. Yellow Freight is a unionized carrier that provides comprehensive national LTL service as well as international service worldwide. Saia is a regional LTL carrier that provides overnight and second-day service in twenty-one states and Puerto Rico. On March 4, 2001, WestEx and Action Express were integrated into the Saia segment. Comparative prior year segment data has been restated to reflect the integration. Jevic is a hybrid regional heavy LTL and TL carrier that provides service primarily in northeastern states. The segments are managed separately because each requires different operating, technology and marketing strategies and processes. The company evaluates performance primarily on operating income and return on capital.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the company's 2000 Annual Report to Shareholders. The company charges a trade name fee to Yellow Freight for use of the company's trademark. Interest and intersegment transactions are recorded at current market rates. Income taxes are allocated in accordance with a tax sharing agreement in proportion to each segment's contribution to the parent's consolidated tax status. The following table summarizes the company's operations by business segment (in thousands):


                                         Yellow                                  Corporate      Con-
                                         Freight         Saia       Jevic        and Other    solidated
                                        ---------      --------     --------     ---------    ---------
As of Jun. 30, 2001
  Identifiable assets                   $  709,768     $287,494     $249,840     $ 45,685     $1,292,787

As of December 31, 2000
  Identifiable assets                   $  722,808     $296,539     $257,451     $ 31,679     $1,308,477

Three months ended Jun. 30, 2001
  Operating revenue                     $  628,596     $122,988     $ 72,647     $    539     $  824,770
  Income from operations                    14,409        3,802        1,554       (2,130)        17,635

Three months ended Jun. 30, 2000
  Operating revenue                     $  696,658     $122,128       76,727     $  8,653     $  904,166
  Income from operations                    43,328        3,724        2,748       (3,797)        46,003

Six months ended Jun. 30, 2001
  Operating revenue                     $1,264,146     $242,107     $149,505     $    990     $1,656,748
  Income from operations                    28,011        1,501        3,859       (3,293)        30,078

Six months ended Jun. 30, 2000
  Operating revenue                     $1,377,027     $240,110      155,142     $ 13,973     $1,786,252
  Income from operations                    64,984        7,261        6,764       (7,719)        71,290

5. The difference between average common shares outstanding used in the computation of basic earnings per share and fully diluted earnings per share is attributable to outstanding common stock options.

6. The company's comprehensive income includes net income, changes in the fair value of the hedging instrument and foreign currency translation adjustments. Comprehensive income for the second quarter ended June 30, 2001 and 2000 was $5.7 million and $23.2 million, respectively. Comprehensive income for the six months ended June 30, 2001 and 2000 was $5.7 million and $33.8 million, respectively.

7. On June 30, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets that will be adopted by the company on January 1, 2002. Statement No. 142 requires that at least annually, the company assess goodwill impairment by applying a fair value based test. With the adoption of Statement No. 142, goodwill will no longer be subject to amortization resulting in an increase in annualized operating income of $3.3 million. The company is in the process of determining the impact of this new statement to the goodwill currently recorded of $92.8 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

                   June 30, 2001 Compared to December 31, 2000
                   -------------------------------------------

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

At June 30, 2001 available unused capacity under the bank credit agreement was $114 million. The company renewed its bank credit agreement in April 2001, which has a new maturity date of April 2004. Debt previously classified as current under this agreement at December 31, 2000 of $68.8 million has been reclassified to long-term. In addition, the company intends to refinance under this facility all other debt maturing within one year.

Working capital is reduced through Yellow Freight's asset backed securitization agreement (ABS). Capacity under the ABS agreement is $200 million. Accounts receivable at June 30, 2001 and December 31, 2000 are net of $163.5 million and $177 million of receivables sold under the ABS agreement. Working capital increased $112.4 million during the first six months of 2001 caused primarily by the reclassification of current debt of $68.8 million discussed above. Accounts receivable and prepaids decreased approximately $25 million from December 31, 2000, while accounts payable and other accrued liabilities decreased almost $64 million, due to lower volumes and decreases in payroll and incentive compensation accruals. This resulted in a working capital deficit of $76.4 million at June 30, 2001 compared to an $188.8 million working capital deficit at December 31, 2000. The company can operate with a deficit working capital position because of rapid turnover of accounts receivable, effective cash management and ready access to funding.

Net capital expenditures for property and equipment during the first six months of 2001 were $69.2 million.

RESULTS OF OPERATIONS

             Comparison of Three Months Ended June 30, 2001 and 2000
             -------------------------------------------------------

Net income for the second quarter ended June 30, 2001 was $5.6 million, or $.23 per share, compared with net income of $23.5 million, or $.92 per share in the 2000 second quarter.

Consolidated operating revenue was $824.8 million, down 8.8 percent from $904.2 million in the 2000 second quarter. Consolidated operating income was $17.6 million, which included $2.2 million of unusual costs, primarily for the integration of WestEx and Action Express into Saia, compared with $46.0 million in the prior year period which included gains from unusual items of $14.9 million, primarily a gain on the sale of real estate in Manhattan, New York.

The second quarter 2000 results included a nonrecurring after-tax net gain at Yellow Freight of $8.7 million primarily resulting from the sale of real estate in Manhattan, New York. Second quarter 2000 results also include an after-tax loss of $1.5 million pertaining to business development expenses for Transportation.com, an Internet-based transportation venture.

Yellow Freight, the company's largest subsidiary, reported second quarter operating income of $14.4 million down 66.7 percent from $43.3 million in the 2000 second quarter.

Yellow Freight's revenue for the second quarter was $628.6 million, down 9.8 percent from $696.7 million in the prior year's period. Yellow Freight's second quarter revenue trends were negatively impacted by the economic slowdown, however, pricing remained strong on these lower volumes. The 2001 second quarter operating ratio was 97.7, compared with
93.8 a year earlier. Proactive cost management and improvement in pricing yields partially offset lower revenue trends.

Yellow Freight's second quarter less-than-truckload (LTL) tonnage decreased by
15.4 percent and the number of LTL shipments decreased 15.1 percent. However, LTL revenue per hundred weight improved by 6.3 percent over the 2000 second quarter. Yellow Freight continued to expand their Standard Ground Regional Advantage in the second quarter to the eastern half of the country, adding this service to five more distribution centers, for a total of nine. Since moving into the two- and three-day service markets the average days in transit dropped below three days and the on-time service percentages are staying consistently at or above 95 percent.

During the 2001 second quarter, the two carriers comprising the Yellow Corporation Regional Carrier Group - Saia Motor Freight Line and Jevic Transportation - reported a combined operating income of $5.2 million. Second quarter operating income was net of a $1.4 million unusual charge related to the integration of WestEx and Action Express into Saia. On March 4, 2001, WestEx and Action were merged into Saia. All prior period amounts for Saia have been restated to reflect this merger. The combined regional carrier group reported operating income of $6.5 million in the 2000 second quarter. Revenue for the regional group was $195.6 million compared with $198.9 million in the 2000 second quarter. Revenue decreased by 1.6 percent over the prior year's period.

At Saia, second quarter 2001 revenue was $123.0 million and operating income was $3.8 million, which included $1.3 million of integration costs, compared with revenue of $122.1 million and operating income of $3.7 million in the 2000 second quarter. The 2001 second quarter operating ratio was 95.8 (excluding the impacts of the integration costs), compared with 96.9 in the year-earlier quarter. Saia's LTL tonnage was down 2.8 percent and LTL shipments were down 5.4 percent over the 2000 second quarter. However, Saia's LTL revenue per hundred weight was up 5.7 percent over the prior period quarter as stable pricing at Saia more than offset economy driven volume declines.

Jevic reported second quarter 2001 revenue of $72.6 million and operating income of $1.6 million compared to second quarter 2000 revenue of $76.7 million and operating income of $2.7 million. The 2001 second quarter operating ratio for Jevic was 97.9, compared with 96.4 in the 2000 second quarter. The decline in Jevic's profitability resulted from the net effect of an overall decrease in tonnage, weight per shipment and LTL pricing combined with an increase in employee benefit costs over prior year. Jevic's tonnage was down 8.4 percent over the 2000 second quarter. Jevic's shipments decreased
6.4 percent over the 2000 second quarter.

Both Saia and Jevic had effective cost controls in place to mitigate the weakness in the economy and both maintained high levels of customer service.

Corporate expenses were $2.1 million in the 2001 second quarter, down from $3.8 million in the second quarter of 2000.

Nonoperating expenses increased to $7.5 million in the second quarter of 2001 compared to $6.3 million in the second quarter of 2000 due primarily to a $1.9 million pre-tax loss pertaining to ongoing business development expenses at Transportation.com. The effective tax rate was 44.0 percent in the 2001 second quarter compared to 40.8 percent in the 2000 second quarter. The effective tax rate increase was largely because of the decrease in pre-tax income between quarters.

              Comparison of Six Months Ended June 30, 2001 and 2000
              -----------------------------------------------------

Net income for the six months ended June 30, 2001 was $7.4 million or $.31 per share (diluted), a 76.9 percent decrease over earnings per share in the 2000 first half. Net income for the six months ended June 30, 2000 was $34.0 million or $1.34 per share (diluted). Consolidated operating revenue for the 2001 first half was $1,656.7 million, a decrease of 7.3 percent over operating revenue of $1,786.3 million for the 2000 first half. Consolidated operating income was $30.1 million compared with $71.3 million in the prior year period.

Yellow Freight had operating income of $28.0 million for the first half of 2001. Yellow Freight recorded operating income of $65.0 million in the first half of 2000 which includes a $14.2 million non-recurring pre-tax gain primarily from the sale of real estate in Manhattan, New York. Yellow Freight's operating ratio was 97.8 in the first half of 2001, and excluding the nonrecurring net gain, their operating ratio was 96.2 in the first half of 2000.

Yellow Freight's first half 2001 operating revenue was $1,264.1 million, a 8.2 percent decrease over operating revenue of $1,377.0 million in the first half of 2000. First half less-than-truckload (LTL) tonnage decreased by 14.7 percent over the 2000 half and the number of LTL shipments was down 14.4 percent. First half LTL revenue per hundred weight was up by 7.4 percent over the 2000 first half.

Business volumes for the first half of 2001 were weak compared to prior year as a result of the slow economy, partially offset by improved pricing. The aggressive rollout of Yellow Freight's Regional

Advantage service is starting to result in some positive business trends. June business volumes at the nine primary Regional Advantage distribution centers showed marked improvement. Yellow Freight is now moving more than 70 percent of its shipments in two and three days. Lower volume and cost reduction efforts, including staff reductions, and pricing increases allowed Yellow Freight to reduce operating expenses by approximately 89% of the decrease in revenue.

During the first half of 2001, the two carriers - Saia Motor Freight Line and Jevic Transportation - reported combined operating income of $5.1 million, which is net of $6.8 million of non-recurring integration costs. Operating income for the regional companies was $14.0 million in the 2000 first half. Revenue for the regional group was $391.6 million, down 0.9 percent from $395.3 million.

Saia reported first half 2001 revenue of $242.1 million and operating income was $1.5 million which included $6.7 million of one-time costs related to the WestEx and Action integration. Revenue was $240.0 million and operating income was $7.3 million in the 2000 first half. The 2000 first half, operating ratio (excluding the impact of the integration costs) was 96.6, compared with 97.0 in the year-earlier half. The results of the first half of 2000 have been restated to reflect the combination that took place on March 4, 2001, the WestEx and Action merge into Saia. First half 2001 results were supported by strong productivity trends and revenue yield. These gains were partially offset by higher wages from planned wage increases in the second quarter of 2001 and higher accident and purchased transportation costs. Saia experienced some decline in volume early in the second quarter and took aggressive steps to reduce costs.

Jevic reported first half revenue of $149.5 million and operating income of $3.9 million. In the first half of 2000, Jevic reported revenue of $155.1 million and operating income of $6.8 million. The 2001 first half, operating ratio for Jevic was 97.4, compared with 95.6 in the 2000 first half. Jevic experienced volume declines as a result of the economic slowdown as well as increased competition. While Jevic has aggressively reduced variable costs, these reductions only partially offset the revenue decline. In addition, Jevic's employee benefits increased as a result of planned increases for 2001.

Corporate and other business development expenses were $3.3 million in the 2001 first half, down from $7.7 million in the first half of 2000. The company continues to evaluate a number of strategic initiatives to increase shareholder value.

Nonoperating expenses increased to $16.9 million in the first half of 2001 compared to $12.9 million in the first half of 2000 due to a decrease in financing costs of approximately $1.2 which was offset by $4.4 million in losses relating to the company's investment in Transportation.com. The effective tax rate was 44.0 percent in the 2001 first half compared to 41.8 percent in the 2000 first half. The effective tax rate increase was largely because of the decrease in pre-tax income between periods.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk
-------    ----------------------------------------------------------

The company is exposed to a variety of market risks, including the effects of interest rates, fuel prices and foreign currency exchange rates. To ensure adequate funding through seasonal business cycles and minimize overall borrowing costs, the company utilizes a variety of both fixed rate and variable rate financial instruments with varying maturities. At June 30, 2001 approximately 71% percent of the company's debt and off balance sheet financing is at variable rates with the balance at fixed rates. The company uses interest rate swaps to hedge a portion of its exposure to variable interest rates. The company has hedged approximately 22 percent of its variable debt.

The company's revenues and operating expenses, assets and liabilities of its Canadian and Mexican subsidiaries are denominated in foreign currencies, thereby creating exposures to changes in exchange rates, however the risks related to foreign currency exchange rates are not material to the company's consolidated financial position or results of operations.

The following table provides information about the company's financial instruments as of June 30, 2001. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. For interest rate swaps the table presents notional amounts (in millions) and weighted average interest rates by contractual maturity. Weighted average variable rates are based on the 30-day LIBOR rate.

Debt Instrument Information


                                                                                                 2001                2000
                                                                                                 ----                ----
                                                                                  There-              Fair                Fair
                                2001      2002      2003       2004      2005     After     Total     Value     Total     Value
                               ------    ------    ------     ------    ------    ------    ------    ------    ------    -----
Fixed Rate Debt                $  6.5    $ 22.4    $ 19.5     $ 16.2    $ 13.4    $ 38.6    $116.6    $118.4    $142.3    $138.2
  Average interest rate         8.62%     7.35%     6.29%      6.62%     7.06%     6.94%
Variable Rate Debt             $  1.6    $  5.2    $  5.1     $ 90.2    $  8.9    $  6.0    $117.0    $117.0    $128.3    $128.3
  Average interest rate         4.44%     4.35%     4.28%      5.92%     4.92%     6.05%
Off Balance Sheet ABS          $163.5                                                       $163.5    $163.5    $142.0    $142.0
  Average interest rate         4.16%
Interest Rate Swaps
  Notional amount              $  1.6    $  5.2    $ 50.1     $  0.2    $  4.5    $  0.0    $ 61.6    $ 63.4    $ 12.9    $ 12.8
    Ave. pay rate
      (fixed)                    5.81%     5.71%     6.06%      7.65%     7.65%       N/A
    Ave. receive rate
      (variable)                 4.44%     4.35%     3.88%      5.91%     5.91%       N/A


The company also maintained fuel inventories for use in normal operations at June 30, 2001, which were not material to the company's financial position and represented no significant market exposure.

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

PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders  - None
-------  ---------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      Exhibits
         (10) - Supplemental Retirement Income Agreement

(b)      Reports on Form 8-K
         On July 20, 2001, Yellow Freight System, a Yellow Corporation subsidiary announced that it will implement a general rate increase averaging 4.9 percent effective August 1, 2001 for customers not currently on contract rates.

                           Yellow Freight System, Inc.
                              Financial Information
                  For the Quarter and Six Months Ended June 30
                             (Amounts in thousands)


                                        Second Quarter                         Six Months
                                    --------------------                 ---------------------
                                      2001        2000        %            2001         2000        %
                                    -------     --------     ---         ---------    --------     ---
Operating revenue                   628,596      696,658    (9.8)        1,264,146   1,377,027    (8.2)

Operating income                     14,409       43,328                    28,011      64,984

Operating ratio                        97.7         93.8                      97.8        95.3

Total assets at June 30                                                    709,768     759,660

                                                                           Second Quarter
                                       Second Quarter                      Amount/Workday
                                    -------------------                  -------------------
                                      2001       2000         %            2001        2000        %
                                    --------    --------     ---         --------    --------     ---
Workdays                                                                     (64)         (64)

Financial statement       LTL       580,462     645,405     (10.1)       9,069.7     10,084.5    (10.1)
revenue                   TL         48,369      54,905     (11.9)         755.8        857.9    (11.9)
                          Other        (235)     (3,652)      NM            (3.7)       (57.1)     NM
                          Total     628,596     696,658      (9.8)       9,821.8     10,885.3     (9.8)

Revenue excluding         LTL       580,462     645,405     (10.1)       9,069.7     10,084.5    (10.1)
revenue recognition       TL         48,369      54,905     (11.9)         755.8        857.9    (11.9)
adjustment                Other          (4)          5      NM             (0.1)         0.1      NM
                          Total     628,827     700,315     (10.2)       9,825.4     10,942.5    (10.2)

Tonnage                   LTL         1,516       1,792     (15.4)         23.69        28.00    (15.4)
                          TL            308         352     (12.4)          4.82         5.50    (12.4)
                          Total       1,824       2,144     (14.9)         28.51        33.50    (14.9)

Shipments                 LTL         3,051       3,594     (15.1)         47.68        56.16    (15.1)
                          TL             42          48     (12.7)          0.66         0.75    (12.7)
                          Total       3,093       3,642     (15.1)         48.34        56.91    (15.1)

Revenue/cwt.              LTL         19.14       18.01       6.3
                          TL           7.85        7.80       0.6
                          Total       17.23       16.33       5.5

Revenue/shipment          LTL        190.23      179.56       5.9
                          TL       1,150.57    1,139.55       1.0
                          Total      203.28      192.26       5.7

                          Saia Motor Freight Line, Inc.
                              Financial Information
                  For the Quarter and Six Months Ended June 30
                             (Amounts in thousands)


                                        Second Quarter                         Six Months
                                    --------------------                 ----------------------
                                      2001        2000        %            2001         2000        %
                                    -------     --------     ---         ---------    ---------    ---
Operating revenue                   122,988      122,128      .7          242,107      240,011      .8

Operating income ***                  5,123        3,724       *            8,206        7,261      **

Operating ratio                        95.8         96.9                     96.6         97.0

Total assets at June 30                                                   287,494      294,011

                                                                           Second Quarter
                                       Second Quarter                      Amount/Workday
                                    -------------------                  -------------------
                                      2001       2000         %            2001        2000        %
                                    --------    --------     ---         --------    --------     ---
Workdays                                                                     (64)        (64)

Financial statement       LTL       113,132     110,145       2.7        1,767.7     1,721.0       2.7
Revenue                   TL          9,856      11,983     (17.8)         154.0       187.2     (17.8)
                          Total     122,988     122,128        .7        1,921.7     1,908.2        .7

Revenue excluding         LTL       113,151     110,209       2.7        1,768.0     1,722.0       2.7
Revenue recognition       TL          9,858      11,990     (17.8)         154.0       187.3     (17.8)
Adjustment                Total     123,009     122,199        .7        1,922.0     1,909.3        .7

Tonnage                   LTL           569         586      (2.8)          8.90        9.16      (2.8)
                          TL            143         185     (23.0)          2.23        2.89     (23.0)
                          Total         712         771      (7.7)         11.13       12.05      (7.7)

Shipments                 LTL         1,072       1,134      (5.4)         16.75       17.71      (5.4)
                          TL             16          21     (23.0)           .25         .32     (23.0)
                          Total       1,088       1,155      (5.8)         17.00       18.03      (5.8)

Revenue/cwt.              LTL          9.94        9.40       5.7
                          TL           3.46        3.24       6.7
                          Total        8.64        7.92       9.0

Revenue/shipment          LTL        105.56       97.22       8.6
                          TL         619.26      579.79       6.8
                          Total      113.08      105.86       6.8

*QTR - 2001 operating income is before $1,440,000 in one-time integration costs due to the merger with Westex and Action.
**YTD - 2001 operating income is before $6,825,000 in one-time integration costs due to the merger with Westex and Action.
***Restated for merger and reflects current and prior period amounts as if merger of WestEx and Action into Saia was effective at the earliest period presented.

                           Jevic Transportation, Inc.
                              Financial Information
                          For the Quarter Ended June 30
                             (Amounts in thousands)


                                        Second Quarter                         Six Months
                                    --------------------                 ----------------------
                                      2001        2000        %            2001         2000        %
                                    -------     --------     ---         ---------    ---------    ---
Operating revenue                   72,647       76,727      (5.3)       149,505      155,142      (3.6)

Operating income                     1,554        2,748     (43.5)         3,859        6,764     (43.0)

Operating ratio                       97.9         96.4                     97.4         95.6

Total assets at June 30                                                  249,840      262,411

                                                                           Second Quarter
                                       Second Quarter                      Amount/Workday
                                    -------------------                  -------------------
                                      2001       2000         %            2001        2000        %
                                    --------    --------     ---         --------    --------     ---
Workdays                                                                     63           63

Financial statement       LTL        47,242      49,307     (4.2)         749.9        782.7     (4.2)
revenue                   TL         25,405      27,420     (7.3)         403.3        435.2     (7.3)
                          Total      72,647      76,727     (5.3)        1153.2      1,217.9     (5.3)

Revenue excluding         LTL        47,117      49,552     (4.9)         747.9        786.5     (4.9)
revenue recognition       TL         25,338      27,557     (8.1)         402.2        437.4     (8.1)
adjustment                Total      72,455      77,109     (6.0)        1150.1      1,223.9     (6.0)

Tonnage                   LTL           254         267     (4.7)          4.04         4.24     (4.7)
                          TL            317         357    (11.2)          5.03         5.66    (11.2)
                          Total         571         624     (8.4)          9.07         9.90     (8.4)

Shipments                 LTL           208         222     (6.3)          3.31         3.53     (6.3)
                          TL             35          38     (7.3)           .56         0.61     (7.3)
                          Total         243         260     (6.4)          3.87         4.14     (6.4)

Revenue/cwt.              LTL          9.27        9.29     (0.2)
                          TL           4.00        3.86      3.5
                          Total        6.34        6.18      2.6

Revenue/shipment          LTL        226.15      222.95      1.4
                          TL         716.17      721.92     (0.8)
                          Total      297.28      296.09      0.4

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            YELLOW CORPORATION
                                          ----------------------
                                          Registrant


Date:    August 6, 2001                     /s/    William D. Zollars
     -------------------                  ------------------------------
                                          William D. Zollars
                                          Chairman of the Board of
                                          Directors, President & Chief
                                          Executive Officer


Date:    August 6, 2001                     /s/  Donald G. Barger, Jr.
     -------------------                  ----------------------------
                                          Donald G. Barger, Jr.
                                          Senior Vice President
                                          & Chief Financial Officer