Form 10-Q
period 2001-09-30
YELLOW CORP
filed 2001-11-14
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------
Commission file number 0-12255
                       -------

                               YELLOW CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                          48-0948788
  -------------------------------                        ------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

      10990 Roe Avenue, P.O. Box 7563, Overland Park, Kansas           66207
      ------------------------------------------------------           -----
            (Address of principal executive offices)               (Zip Code)

                                 (913) 696-6100
                                 --------------
              (Registrant's telephone number, including area code)

                                   No Changes
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                   Outstanding at October 31, 2001
                 -----                   -------------------------------
       Common Stock, $1 Par Value               24,789,287 shares

                               YELLOW CORPORATION


                                      INDEX



Item                                                                      Page
----                                                                      ----

                                     PART I
                                     ------

1.    Financial Statements

      Consolidated Balance Sheets -
        September 30, 2001 and December 31, 2000                            3

      Statements of Consolidated Operations -
        Quarter and Nine Months Ended September 30, 2001 and 2000           4

      Statements of Consolidated Cash Flows -
        Nine Months Ended September 30, 2001 and 2000                       5

      Notes to Consolidated Financial Statements                            6

2.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                       8

3.    Quantitative and Qualitative Disclosures About Market Risk           13

                                     PART II

4.    Exhibits and Reports on Form 8-K                                     15

Signatures                                                                 19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  ---------------------

                           CONSOLIDATED BALANCE SHEETS
                       Yellow Corporation and Subsidiaries
                    (Amounts in thousands except share data)
                                   (Unaudited)


                                        September 30,           December 31,
                                                 2001                   2000
                                        -------------          -------------
ASSETS

CURRENT ASSETS:
    Cash                                $      22,255          $      25,799
    Accounts receivable                       231,706                222,926
    Prepaid expenses and other                 41,578                 64,680
                                        -------------          -------------
        Total current assets                  295,539                313,405
                                        -------------          -------------

PROPERTY AND EQUIPMENT:
    Cost                                    2,141,095              2,128,937
    Less - Accumulated depreciation         1,258,477              1,240,359
                                        -------------          -------------
        Net property and equipment            882,618                888,578
                                        -------------          -------------

GOODWILL AND OTHER ASSETS                     120,758                106,494
                                        -------------          -------------
                                        $   1,298,915          $   1,308,477
                                        =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and checks
      outstanding                       $     103,280          $     140,882
    Wages and employees' benefits             141,135                173,332
    Other current liabilities                 114,267                119,194
    Current maturities of long-term debt        1,749                 68,792
                                        -------------          -------------
        Total current liabilities             360,431                502,200
                                        -------------          -------------

OTHER LIABILITIES:
    Long-term debt                            232,465                136,645
    Deferred income taxes                      96,457                 92,413
    Claims, insurance and other               122,419                117,443
                                        -------------          -------------
        Total other liabilities               451,341                346,501
                                        -------------          -------------

SHAREHOLDERS' EQUITY:
    Common stock, $1 par value                 30,878                 29,959
    Capital surplus                            38,893                 23,304
    Retained earnings                         536,612                522,195
    Accumulated other comprehensive
      income                                   (6,268)                (2,710)
    Treasury stock                           (112,972)              (112,972)
                                        -------------          -------------
        Total shareholders' equity            487,143                459,776
                                        -------------          -------------
                                        $   1,298,915          $   1,308,477
                                        =============          =============

        The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                       Yellow Corporation and Subsidiaries
        For the Quarter and Nine Months Ended September 30, 2001 and 2000
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                         Third Quarter             Nine Months
                                  --------------------  ----------------------
                                       2001       2000        2001        2000
                                  ---------  ---------  ----------  ----------

OPERATING REVENUE                 $ 834,614  $ 918,898  $2,491,361  $2,705,150
                                  ---------  ---------  ----------  ----------
OPERATING EXPENSES:
   Salaries, wages and benefits     528,324    564,569   1,574,786   1,674,782
   Operating expenses and supplies  135,807    143,933     416,436     436,097
   Operating taxes and licenses      26,563     27,513      81,221      83,965
   Claims and insurance              19,624     20,332      57,226      60,928
   Depreciation and amortization     31,100     32,062      94,530      95,179
   Purchased transportation          74,933     87,425     210,587     254,939
   Unusual items loss/(gains)          (974)      (297)      7,260     (15,391)
                                  ---------  ---------  ----------  ----------
        Total operating expenses    815,377    875,537   2,442,046   2,590,499
                                  ---------  ---------  ----------  ----------

INCOME FROM OPERATIONS               19,237     43,361      49,315     114,651
                                  ---------  ---------  ----------  ----------

NONOPERATING (INCOME) EXPENSES:
    Interest expense                  4,302      5,127      12,461      15,071
    Loss on equity method
        investment                    1,344      1,600       5,741       1,600
    Other, net                        1,294      2,120       5,599       5,027
                                  ---------  ---------  ----------  ----------
        Nonoperating expenses, net    6,940      8,847      23,801      21,698
                                  ---------  ---------  ----------  ----------

INCOME BEFORE INCOME TAXES           12,297     34,514      25,514      92,953

INCOME TAX PROVISION                  5,819     14,961      11,634      39,412
                                  ---------  ---------  ----------  ----------

NET INCOME                        $   6,478  $  19,553  $   13,880  $   53,541
                                  =========  =========  ==========  ==========

AVERAGE SHARES OUTSTANDING-BASIC     24,497     24,427      24,234      24,949
                                  =========  =========  ==========  ==========

AVERAGE SHARES OUTSTANDING-DILUTED   24,854     24,503      24,533      25,075
                                  =========  =========  ==========  ==========

BASIC EARNINGS PER SHARE          $     .26  $     .80  $      .57  $     2.15

DILUTED EARNINGS PER SHARE        $     .26  $     .80  $      .57  $     2.14


        The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                       Yellow Corporation and Subsidiaries
              For the Nine Months Ended September 30, 2001 and 2000
                             (Amounts in thousands)
                                   (Unaudited)


                                                              2001       2000
                                                        ----------  ---------

OPERATING ACTIVITIES:
        Net cash from operating activities              $   63,137  $  151,993
                                                        ----------  ----------

INVESTING ACTIVITIES:
    Acquisition of property and equipment                  (96,501)   (141,489)
    Proceeds from disposal of property and equipment         7,812      29,899
    Other                                                  (20,678)     (1,343)
                                                        ----------  ----------

        Net cash used in investing activities             (109,367)   (112,933)
                                                        ----------  ----------

FINANCING ACTIVITIES:
    Treasury stock purchases                                     -     (21,868)
    Proceeds from stock options and other, net              13,983       5,951
    Increase (decrease) in long-term debt                   28,703     (16,830)
                                                        ----------  ----------

        Net cash provided by (used in)
          financing activities                              42,686     (32,747)
                                                        ----------  ----------

NET (DECREASE) INCREASE IN CASH                             (3,544)      6,313

CASH, BEGINNING OF PERIOD                                   25,799      22,581
                                                        ----------  ----------

CASH, END OF PERIOD                                     $   22,255  $   28,894
                                                        ==========  ==========


SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid, net                                  $    4,812  $   36,304
                                                        ==========  ==========

Interest paid                                           $   10,987  $   12,862
                                                        ==========  ==========



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

2. The company is a world-wide transportation service provider, with its primary activity being the less-than-truckload (LTL) market in North America through its subsidiaries, Yellow Freight System, Inc. (Yellow Freight), Saia Motor Freight Line, Inc. (Saia), and Jevic Transportation, Inc. (Jevic). On March 4, 2001, two LTL subsidiaries of the company, WestEx Inc. and Action Express, Inc. were integrated into the Saia subsidiary and now operate under the Saia name. Yellow Technologies, Inc. is a subsidiary that provides information technology and other services to the company and its subsidiaries. For the quarter ended September 30, 2001 Yellow Freight comprised approximately 76 percent of total revenue while Saia comprised approximately 15 percent and Jevic approximately 8 percent of total revenue.

3. In the third quarter of 2001, Yellow Corporation acquired the 35 percent minority ownership in Transportation.com that it did not own from its venture capital partners. The purchase price of approximately $14.3 million will be substantially allocated to intangible assets. The company began consolidating Transportation.com subsequent to the acquisition. The company's revenues and operating expense reflect the results of Transportation.com subsequent to the acquisition date. Transportation.com is a non-asset based global logistics company that delivers services through its internet technology.

     Unusual items include integration costs and property gains and losses.

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

                                        Yellow                             Corporate      Con-
                                        Freight       Saia       Jevic     and other   solidated
                                       ---------    --------   --------    ---------   ----------
As of Sept. 30, 2001
  Identifiable assets                  $  703,432   $288,635   $242,113     $ 64,735   $1,298,915

As of December 31, 2000
  Identifiable assets                  $  722,808   $296,539   $257,451     $ 31,679   $1,308,477

Three months ended Sept. 30, 2001
  Operating revenue                    $  636,153   $125,072   $ 70,080     $  3,309   $  834,614
  Income from operations                   17,307      5,077      1,060       (4,207)      19,237

Three months ended Sept. 30, 2000
  Operating revenue                    $  715,138   $121,993   $ 74,866     $  6,901   $  918,898
  Income from operations                   39,450      3,584      3,055       (2,728)      43,361

Nine months ended Sept. 30, 2001
  Operating revenue                    $1,900,299   $367,179   $219,585     $  4,298   $2,491,361
  Income from operations                   45,318      6,578      4,919       (7,500)      49,315

Nine months ended Sept. 30, 2000
  Operating revenue                    $2,092,165   $362,105   $230,008     $ 20,872   $2,705,150
  Income from operations                  104,434     10,843      9,819      (10,445)     114,651


5. The difference between average common shares outstanding used in the computation of basic earnings per share and fully diluted earnings per share is attributable to outstanding common stock options.

6. The company's comprehensive income includes net income, changes in the fair value of interest rate swap's and foreign currency translation adjustments. Comprehensive income for the third quarter ended September 2001 and 2000 was $4.6 million and $19.4 million, respectively. Comprehensive income for the nine months ended September 30, 2001 and 2000 was $10.3 million and $53.1 million, respectively.

7. On June 30, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets, that will be adopted by the company on January 1, 2002. Statement No. 142 requires that upon adoption and at least annually thereafter, the company assess goodwill impairment by applying a fair value based test. With the adoption of Statement No. 142, goodwill will no longer be subject to amortization resulting in an increase in annualized operating income of $3.3 million. The company is in the process of determining the impact of this new statement to the goodwill currently recorded of $107.1 million. With the downturn in the economy and the highly competitive nature of its business, the company believes there may be impairment of Jevic's goodwill, which was $75.7 million at September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

                September 30, 2001 Compared to December 31, 2000

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

At September 30, 2001 available unused capacity under the bank credit agreement was $114 million. The company renewed its bank credit agreement in April 2001, which has a new maturity date of April 2004. Debt previously classified as current under this agreement at December 31, 2000 of $68.8 million has been reclassified to long-term. In addition, the company intends to refinance under this facility all other debt maturing within one year.

Working capital is reduced through Yellow Freight's asset backed securitization agreement (ABS). Capacity under the ABS agreement is $200 million. Accounts receivable at September 30, 2001 and December 31, 2000 are net of $185.5 million and $177.0 million of receivables sold under the ABS agreement. Working capital increased $123.9 million during the first nine months of 2001 caused primarily by the reclassification of current debt of $68.8 million discussed above. Accounts receivable and prepaids decreased approximately $14 million from December 31, 2000, while accounts payable and other accrued liabilities decreased almost $75 million, due to lower volumes and decreases in payroll and incentive compensation accruals. This resulted in a working capital deficit of $64.9 million at September 30, 2001 compared to an $188.8 million working capital deficit at December 31, 2000. The company can operate with a deficit working capital position because of rapid turnover of accounts receivable, effective cash management and ready access to funding.

Net capital expenditures for property and equipment during the first nine months of 2001 were $88.7 million.

RESULTS OF OPERATIONS

          Comparison of Three Months Ended September 30, 2001 and 2000

Net income for the third quarter ended September 30, 2001 was $6.5 million, or $.26 per share, compared with net income of $19.6 million, or $.80 per share in the 2000 third quarter.

Consolidated operating revenue was $834.6 million, down 9.2 percent from $918.9 million in the 2000 third quarter. Consolidated operating income was $19.2 million, compared with $43.4 million in the prior year period.

Yellow Freight, the company's largest subsidiary, reported third quarter operating income of $17.3 million down 56.1 percent from $39.5 million in the 2000 third quarter.

Yellow Freight's revenue for the third quarter was $636.2 million, down 11.0 percent from $715.1 million in the prior year's period. Yellow Freight's third quarter revenue trends were negatively impacted by the continuing economic slowdown, the increase in competitive pricing and a shift in the business mix to increase market share. To offset these negative revenue trends, Yellow Freight proactively managed costs with business levels, while maintaining close attention to the details of providing transportation services to meet the needs of the customer. The 2001 third quarter operating ratio was 97.3, compared with
94.5 a year earlier.

Yellow Freight's third quarter less-than-truckload (LTL) tonnage decreased by
12.2 percent and the number of LTL shipments decreased 13.3 percent. However, LTL revenue per hundred weight improved by 1.1 percent over the 2000 third quarter and LTL revenue per shipment improved 2.4 percent over the 2000 third quarter. Yellow Freight's rollout of their Standard Ground Regional Advantage service is seeing stronger business levels, on average, than the rest of the system. Since moving into the two- and three- day service markets the average days in transit continue to be below three days and the on-time service percentages are staying consistent.

During the 2001 third quarter, the two carriers comprising the Yellow Corporation Regional Carrier Group - Saia Motor Freight Line and Jevic Transportation - reported a combined operating income of $6.1 million. All prior period amounts for Saia have been restated to reflect the March 4, 2001, integration of WestEx and Action Express into Saia. The combined regional carrier group reported operating income of $6.6 million in the 2000 third quarter. Revenue for the regional group was $195.2 million compared with $196.9 million in the 2000 third quarter. Revenue decreased by 1.0 percent over the prior year's period.

At Saia, third quarter 2001 revenue was $125.1 million and operating income was $5.1 million, compared with revenue of $122.0 million and operating income of $3.6 million in the 2000 third quarter. The 2001 third quarter operating ratio was 95.9 compared with 97.1 in the year-earlier quarter. Saia's LTL tonnage was down 2.5 percent and LTL shipments were down 1.7 percent over the 2000 third quarter. However, Saia's LTL revenue per hundred weight was up 6.1 percent over the prior period quarter as stable pricing at Saia more than offset economy driven volume declines.

Jevic reported third quarter 2001 revenue of $70.1 million and operating income of $1.1 million compared to third quarter 2000 revenue of $74.9 million and operating income of $3.1 million. The 2001 third quarter operating ratio for Jevic was 98.5, compared with 95.9 in the 2000 third quarter. The decline in Jevic's profitability resulted from the net effect of an overall decrease in tonnage, weight per shipment and LTL pricing combined with an increase in employee benefit costs over prior year. Jevic's tonnage was down 5.9 percent over the 2000 third quarter. Jevic's shipments decreased 5.7 percent over the 2000 third quarter.

Both Saia and Jevic had effective cost controls in place to mitigate the weakness in the economy and both maintained high levels of customer service.

Corporate and other business development expenses were $4.2 million in the 2001 third quarter, up from $2.7 million in the third quarter of 2000. 2001 results include $0.8 million related to ongoing business development activities of Transportation.com, subsequent to the acquisition and consolidation of results.

Nonoperating expenses decreased to $6.9 million in the third quarter of 2001 compared to $8.8 million in the third quarter of 2000 due primarily to a $.8 million decrease in interest expense and a $.6 million decrease in foreign currency transaction gains/losses. The effective tax rate was 47.3 percent in the 2001 third quarter compared to 43.3 percent in the 2000 third quarter. The effective tax rate increase was largely because of the decrease in pre-tax income between quarters.

           Comparison of Nine Months Ended September 30, 2001 and 2000

Net income for the nine months ended September 30, 2001 was $13.9 million or $.57 per share (diluted), a 73.4 percent decrease over earnings per share in the first nine months of 2000. Net income for the nine months ended September 30, 2000 was $53.5 million or $2.14 per share (diluted). Consolidated operating revenue for the first nine months of 2001 was $2,491.4 million, a decrease of
7.9 percent over operating revenue of $2,705.2 million for the first nine months of 2000. Consolidated operating income was $49.3 million compared with $114.7 million in the prior year period.

Yellow Freight had operating income of $45.3 million for the first nine months of 2001. Yellow Freight recorded operating income of $104.4 million in the first nine months of 2000 which includes a $14.2 million non-recurring pre-tax gain primarily from the sale of real estate in Manhattan, New York. Yellow Freight's operating ratio was 97.6 in the nine months of 2001, and excluding the nonrecurring net gain, their operating ratio was 95.7 in the nine months of 2000.

Yellow Freight's operating revenue for the first nine months of 2001 was $1,900.3 million, a 9.2 percent decrease over operating revenue of $2,092.2 million in the first nine months of 2000. Less-than-truckload (LTL) tonnage decreased by 13.8 percent on a per-day basis over the first nine months of 2000 and the number of LTL shipments was down 14.0 percent on a per-day basis. LTL revenue per hundred weight was up by 5.3 percent over the first nine months of 2000. Yellow Freight benefited from an announced general rate increase averaging
4.9 percent effective August 1, 2001 for customers not currently on contract rates.


Business volumes for the first nine months of 2001 were weak compared to prior year as a result of the slow economy, increase in competitive pricing and the shift in business mix. The aggressive rollout of Yellow Freight's Regional Advantage service is starting to result in some positive business trends. Business volumes at the nine primary Regional Advantage distribution centers continue to show increased improvement. Yellow Freight is now moving more than 70 percent of its shipments in three days or less. Cost reduction efforts, including staff reductions, and pricing increases allowed Yellow Freight to reduce operating expenses by approximately 77% of the decrease in revenue.


During the first nine months of 2001, the two carriers - Saia Motor Freight Line and Jevic Transportation - reported combined operating income of $11.5 million, which is net of $6.7 million of non-recurring integration costs. Operating income for the regional companies was $20.7 million in the first nine months of 2000. Revenue for the regional group was $586.8 million, down 0.9 percent from $592.1 million.

Saia reported revenue of $367.2 million and operating income was $6.6 million, which included $6.7 million of one-time costs related to the WestEx and Action integration for the first nine months of 2001. Revenue was $362.1 million and operating income was $10.8 million for the first nine months of 2000. Saia's operating ratio for the first nine months of 2001 (excluding the impact of the integration costs) was 96.6, compared with 97.0 for the first nine months of 2000. The results of the first nine months of 2000 have been restated to reflect the integration that took place on March 4, 2001, with WestEx and Action merged into Saia. Year-to-date 2001 results were supported by strong productivity trends, the continuing benefits of the successful integration of the western companies and improved revenue yield. These gains were partially offset by higher wages from planned wage increases in the second quarter of 2001 and higher accident and purchased transportation costs. Saia experienced some decline in volume early in the second quarter, however, volume in the third quarter has increased 2.0 percent from the second quarter. Saia benefited from a general rate increase averaging 5.9 percent effective July 30, 2001 for customers not currently on contract rates.

Jevic reported revenue of $219.6 million and operating income of $4.9 million for the first nine months of 2001. On a comparative basis, Jevic reported revenue of $230.0 million and operating income of $9.8 million for the first nine months of 2000. The 2001 year-to-date operating ratio for Jevic was 97.8, compared with 95.7 for the first nine months of 2000. Jevic experienced volume declines as a result of the economic slowdown as well as increased competition. While Jevic has aggressively reduced variable costs, these reductions only partially offset the revenue decline. In addition, Jevic's employee benefits increased as a result of planned increases for 2001.

Corporate and other business development expenses were $7.5 million in the first nine months of 2001, down from $10.5 million in the first nine months of 2000. The company continues to evaluate a number of strategic initiatives to increase shareholder value.

Nonoperating expenses increased to $23.8 million in the first nine months of 2001 compared to $21.7 million in the first nine months of 2000 due to a decrease in financing costs of approximately $2.6 which was offset by $4.2 million in losses relating to the company's investment in Transportation.com. The effective tax rate was 45.6 percent in the first nine months of 2001 compared to 42.4 percent in the first nine months of 2000. The effective tax rate increase was largely because of the decrease in pre-tax income between periods.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to a variety of market risks, including the effects of interest rates, fuel prices and foreign currency exchange rates. To ensure adequate funding through seasonal business cycles and minimize overall borrowing costs, the company utilizes a variety of both fixed rate and variable rate financial instruments with varying maturities. At September 30, 2001 approximately 74 percent of the company's debt and off balance sheet financing is at variable rates with the balance at fixed rates. The company uses interest rate swaps to hedge a portion of its exposure to variable interest rates. The company has hedged approximately 20 percent of its variable debt.

The company's revenues and operating expenses, assets and liabilities of its Canadian and Mexican subsidiaries are denominated in foreign currencies, thereby creating exposures to changes in exchange rates, however the risks related to foreign currency exchange rates are not material to the company's consolidated financial position or results of operations.

The following table provides information about the company's financial instruments as of September 30, 2001. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. For interest rate swaps the table presents notional amounts (in millions) and weighted average interest rates by contractual maturity. Weighted average variable rates are based on the 30-day LIBOR rate.

Debt Instrument Information


                                                                                            2001              2000
                                                                                            ----              ----
                                                                              There-              Fair              Fair
                            2001      2002      2003       2004      2005     After     Total     Value    Total    Value
                           ------    ------    ------     ------    ------    ------    -----     ------   ------   -----

Fixed Rate Debt            $  0.4    $ 22.4    $ 19.5     $ 16.2    $ 13.4    $ 38.6    $110.5    $124.2   $131.6   $129.0
  Average interest rate      6.17%     7.34%     6.29%      6.62%     7.06%     6.94%
Variable Rate Debt         $  1.9    $  4.6    $  5.2     $ 97.2    $  8.9    $  6.0    $123.8    $123.8   $128.0   $128.0
  Average interest rate      3.15%     3.09%     4.24%      3.89%     4.28%     6.05%
Off Balance Sheet ABS      $185.5                                                       $185.5    $185.5   $172.5   $172.5
  Average interest rate      3.61%
Interest Rate Swaps
  Notional amount          $  1.9    $  4.6    $ 50.2     $  0.2    $  4.5    $  0.0    $ 61.4    $ 64.7   $ 12.6   $ 12.5
    Ave. pay rate
        (fixed)              5.78%     5.72%     6.06%      7.65%     7.65%      N/A
    Ave. receive rate
      (variable)             3.15%     3.09%     3.15%      4.65%     4.65%      N/A



The company also maintained fuel inventories for use in normal operations at September 30, 2001, which were not material to the company's financial position and represented no significant market exposure.

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

PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders  - None


Item 6.  Exhibits and Reports on Form 8-K

                           Yellow Freight System, Inc.
                              Financial Information
                       For the Quarter Ended September 30
                             (Amounts in thousands)



                                       Third Quarter                     Nine Months
                                   --------------------              ---------------------
                                     2001        2000         %        2001         2000         %
                                   --------    --------     -----    ---------   ---------     -----

Operating revenue                   636,153     715,138     (11.0)   1,900,299   2,092,165      (9.2)

Operating income                     17,307      39,450                 45,318     104,434

Operating ratio                        97.3        94.5                   97.6        95.0

Total assets at September 30                                           703,432     785,879


                                                                         Third Quarter
                                       Third Quarter                     Amount/Workday
                                   --------------------              ---------------------
                                     2001        2000         %         2001        2000         %
                                   --------    --------     -----    ---------   ---------     -----
Workdays                                                                (63)        (63)

Financial statement     LTL         582,464     656,101     (11.2)     9,245.5    10,414.3     (11.2)
revenue                 TL           50,237      54,842      (8.4)       797.4       870.5      (8.4)
                        Other         3,452       4,194     (17.7)        54.8        66.6     (17.7)
                        Total       636,153     715,137     (11.0)    10,097.7    11,351.4     (11.0)

Revenue excluding       LTL         582,464     656,101     (11.2)     9,245.5    10,414.3     (11.2)
revenue recognition     TL           50,237      54,842      (8.4)       797.4       870.5      (8.4)
adjustment              Other            (1)         (1)       NM          0.0         0.0        NM
                        Total       632,700     710,942     (11.0)    10,042.9    11,284.8     (11.0)

Tonnage                 LTL           1,539       1,752     (12.2)       24.43       27.82     (12.2)
                        TL              327         346      (5.6)        5.18        5.49      (5.6)
                        Total         1,866       2,098     (11.1)       29.61       33.31     (11.1)

Shipments               LTL           3,046       3,514     (13.3)       48.35       55.78     (13.3)
                        TL               44          47      (6.6)        0.70        0.75      (6.6)
                        Total         3,090       3,561     (13.2)       49.05       56.53     (13.2)

Revenue/cwt.            LTL           18.93       18.72       1.1
                        TL             7.69        7.93      (3.0)
                        Total         16.96       16.94       0.1

Revenue/shipment        LTL          191.21      186.72       2.4
                        TL         1,135.45    1,157.49      (1.9)
                        Total        204.73      199.63       2.6


                          Saia Motor Freight Line, Inc.
                              Financial Information
                       For the Quarter Ended September 30
                             (Amounts in thousands)



                                      Third Quarter                      Nine Months
                                   --------------------              ---------------------
                                     2001        2000         %        2001        2000          %
                                   --------    --------     -----    ---------   ---------     -----
Operating revenue                   125,072     121,993       2.5      367,179     362,105       1.4

Operating income ***                  5,077       3,584                 13,282      10,843        **

Operating ratio                        95.9        97.1                   96.4        97.0

Total assets at September 30                                           288,635     298,399


                                                                         Third Quarter
                                                                     ---------------------
                                      Third Quarter                      Amount/Workday
                                   --------------------              ---------------------
                                     2001        2000         %        2001        2000          %
                                   --------    --------     -----    ---------   ---------     -----
Workdays                                                                (63)        (63)

Financial statement     LTL         115,093     111,065       3.6      1,826.9     1,762.9       3.6
Revenue                 TL            9,979      10,928      (8.7)       158.4       173.5      (8.7)
                        Total       125,072     121,993       2.5      1,985.3     1,936.4       2.5

Revenue excluding       LTL         115,083     111,254       3.4      1,826.7     1,765.9       3.4
Revenue recognition     TL            9,978      10,947      (8.9)       158.4       173.8      (8.9)
Adjustment              Total       125,061     122,201       2.3      1,985.1     1,939.7       2.3

Tonnage                 LTL             574         588      (2.5)        9.10        9.34      (2.5)
                        TL              136         167     (18.9)        2.16        2.66     (18.9)
                        Total           710         755      (6.1)       11.26       12.00      (6.1)

Shipments               LTL           1,076       1,095      (1.7)       17.09       17.38      (1.7)
                        TL               16          19     (17.0)         .25         .30     (17.0)
                        Total         1,092       1,114      (2.0)       17.34       17.68      (2.0)

Revenue/cwt.            LTL           10.03        9.46       6.1
                        TL             3.67        3.27      12.3
                        Total          8.82        8.09       9.0

Revenue/shipment        LTL          106.91      101.58       5.2
                        TL           636.64      580.07       9.8
                        Total        114.51      109.69       4.4

**YTD - 2001 operating income is before $6,705,000 in one-time integration costs due to the merger with WestEx and Action.

***Restated for merger and reflects current and prior period amounts as if merger of WestEx and Action into Saia was effective at the earliest period presented.

                           Jevic Transportation, Inc.
                              Financial Information
                       For the Quarter Ended September 30
                             (Amounts in thousands)


                                      Third Quarter                           YTD
                                   --------------------              ---------------------
                                     2001        2000         %        2001         2000         %
                                   --------    --------     -----    ---------   ---------     -----
Operating revenue                    70,080      74,866      (6.4)     219,585     230,008      (4.5)

Operating income                      1,060       3,055                  4,919       9,819

Operating ratio                        98.5        95.9                   97.8        95.7

Total assets at September 30                                           242,113     259,318


                                                                         Third Quarter
                                      Third Quarter                     Amount/Workday
                                   --------------------              ---------------------
                                     2001        2000         %        2001        2000          %
                                   --------    --------     -----    ---------   ---------     -----
Workdays                                                                63          62

Financial statement     LTL          45,385      48,547      (6.5)       720.4       783.0      (8.0)
revenue                 TL           24,695      26,319      (6.2)       392.0       424.5      (7.7)
                        Total        70,080      74,866      (6.4)     1,112.4     1,207.5      (7.9)

Revenue excluding       LTL          45,516      48,634      (6.4)       722.5       784.4      (7.9)
revenue recognition     TL           24,765      26,361      (6.1)       393.1       425.2      (7.5)
adjustment              Total        70,281      74,995      (6.3)     1,115.6     1,209.6      (7.8)

Tonnage                 LTL             245         259      (5.2)        3.89        4.17      (6.7)
                        TL              315         336      (6.4)        5.00        5.43      (7.9)
                        Total           560         595      (5.9)        8.89        9.60      (7.4)

Shipments               LTL             202         214      (5.8)        3.20        3.46      (7.3)
                        TL               35          37      (5.0)        0.55        0.59      (6.6)
                        Total           237         251      (5.7)        3.75        4.05      (7.2)

Revenue/cwt.            LTL            9.28        9.40      (1.3)
                        TL             3.93        3.92       0.4
                        Total          6.27        6.30      (0.5)

Revenue/shipment        LTL          225.53      226.91      (0.6)
                        TL           711.86      719.52      (1.1)
                        Total        297.03      298.83      (0.6)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 YELLOW CORPORATION
                                               ------------------------------
                                               Registrant


Date:    November 8, 2001                          /s/    William D. Zollars
     ---------------------                     ------------------------------
                                                William D. Zollars
                                               Chairman of the Board of
                                               Directors, President & Chief
                                               Executive Officer


Date:    November 8, 2001                        /s/  Donald G. Barger, Jr.
     ---------------------                     ----------------------------
                                                 Donald G. Barger, Jr.
                                               Senior Vice President
                                               & Chief Financial Officer