Form 10-K405
period 2001-12-31
YELLOW CORP
filed 2002-03-14
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2001
                          -----------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to
                               --------------------    -------------------------
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

                           Common Stock, $1 Par Value
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 2002 was $579,159,858.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at February 28, 2002
                 -----                       --------------------------------
       Common Stock, $1 Par Value                     24,963,787 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

       The following documents are incorporated by reference into the Form 10-K:


           1) 2001 Annual Report to Shareholders - Parts I, II and IV
           2) Proxy Statement dated March 6, 2002 - Part III

                               Yellow Corporation
                                    Form 10-K
                          Year Ended December 31, 2001


                                      Index

Item                                                                                                              Page
----                                                                                                              ----
                                     PART I

    1.   Business                                                                                                   3
    2.   Properties                                                                                                11
    3.   Legal Proceedings                                                                                         12
    4.   Submission of Matters to a Vote of Security Holders                                                       12
         Executive Officers of the Registrant (Unnumbered Item)                                                    13

                                     PART II

    5.   Market for the Registrant's Common Stock and Related Stockholder Matters                                  14
    6.   Selected Financial Data                                                                                   14
    7.   Management's Discussion and Analysis of Financial Condition and Results of Operations                     14
    8.   Financial Statements and Supplementary Data                                                               14
    9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                      14

                                    PART III

   10.   Directors and Executive Officers of the Registrant                                                        15
   11.   Executive Compensation                                                                                    15
   12.   Security Ownership of Certain Beneficial Owners and Management                                            15
   13.   Certain Relationships and Related Transactions                                                            15

                                     PART IV

   14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K                                            16

Report of Independent Public Accountants on Financial Statement Schedule                                           18

Financial Statement Schedule II                                                                                    19

Signatures                                                                                                         20

Yellow Corporation By-Laws                                                                              Exhibit (3ii)

2001 Annual Report to Shareholders                                                                       Exhibit (13)

Consent of Independent Public Accountants                                                                Exhibit (23)

                                     PART I

Item 1. Business

(a) General Development of the Business

    Yellow Corporation and its wholly-owned subsidiaries are collectively referred to as "the company." The company provides international, national and regional less-than-truckload, or "LTL", truckload, and non-asset-based transportation services through our three principal operating units (Yellow Transportation, Inc., SCS Transportation, Inc. and Meridian IQ, LLC) and captive technology company (Yellow Technologies, Inc.). The company's primary focus is the movement of goods and materials for business customers internationally, nationally and regionally. In addition, the company has broadened its focus to include transportation management and logistics consulting services.

    In the second quarter of 1998, the company sold Preston Trucking Company, its northeast regional LTL segment, to a management group of three senior officers of Preston Trucking Company. In July 1999, Preston Trucking Company ceased operations and commenced liquidation of its assets under federal bankruptcy regulations. In December 1998, the company acquired Action Express, Inc. (Action Express) a regional LTL carrier operating principally in the Pacific Northwest. In July 1999, the company acquired Jevic Transportation, Inc. (Jevic) a specialized LTL carrier that also offers selective truckload services throughout the United States and Canada. The company expanded their portfolio of transportation services with the introduction of Exact Express(R) in 1998, Definite Delivery(R) in 1999 and Standard Ground Regional Advantage(R) in 2000. In 2000, the company and two other venture partners formed Transportation.com, a non-asset based provider of domestic and international forwarding, multi-modal brokerage and transportation management services. In March 2001, the company completed the integration of its western subsidiaries, WestEx, Inc. (WestEx) and Action Express into Saia Motor Freight Line, Inc. (Saia). The historical financial and operational information of Saia has been restated to reflect the integration. The company owned a 65 percent interest in Transportation.com until the third quarter of 2001 when the company completed its acquisition of the remaining 35 percent. On December 31, 2001, the company combined Transportation.com and other non-asset based services of Yellow Transportation to form Meridian IQ. In December 2001, the company formed SCS Transportation as a holding company for Saia and Jevic.

(b) Financial Information about Segments

    The company has four reportable segments (Yellow Transportation, Saia, Jevic and Meridian IQ) that are strategic operating units offering different products and services. Financial disclosures for these segments are presented in the Business Segments footnote on page 47 of the 2001 Annual Report to Shareholders, which is incorporated herein by reference.

(c) Narrative Description of the Business

    Yellow Corporation is a holding company providing transportation services through its subsidiaries, Yellow Transportation, SCS Transportation and Meridian IQ. Yellow Technologies is a subsidiary that provides information technology services to the company and its subsidiaries. The company employed an average of 30,000 persons in 2001.

    Our largest operating unit, Yellow Transportation is among the nation's largest transportation service companies providing primarily LTL transportation as well as a full range of asset-based services for the movement of industrial, commercial, and retail goods and materials. Yellow Transportation satisfies the increasingly complex transportation needs of its customers through service offerings such as:

        - Exact Express(R)- a premium expedited and time-definite air and ground service with an industry-leading 100% satisfaction guarantee;

        - Definite Delivery(R)- a guaranteed on-time service with constant shipment monitoring and proactive notification;

        - Standard Ground(R)- ground service with complete coverage of North America;

        - Standard Ground Regional Advantage(R)- a high-speed service for shipments moving between 500 and 1500 miles;

        - Yellow Global(R)- a branded international freight forwarding and customs brokerage service covering 88 countries; and

        - MyYellow.com(R) - a leading edge e-commerce web site offering secure and customized online resources to manage transportation activity.

    Yellow Transportation, founded in 1924, serves more than 700,000 manufacturing, wholesale, retail and government customer locations throughout North America. No single customer accounts for more than 6% of Yellow Transportation revenue. Operating from 366 strategically located facilities, service is provided throughout North America, including within Puerto Rico and Hawaii. Shipments range from 100 to 40,000 pounds, with an average shipment size of 1,200 pounds traveling an average distance of more than 1,200 miles. Yellow Transportation has over 700 employees with sales responsibilities.

    The Yellow Transportation network is driven by proprietary technology developed and supported by Yellow Technologies. Approximately 20,000 primarily Yellow Transportation employees are dedicated to operating the system that supports 230,000 shipments in transit at any time. An operations research and engineering team is responsible for the equipment, routing, sequencing and timing of nearly 60 million miles per month. At December 31, 2001, Yellow Transportation had 7,485 owned tractors, 492 leased tractors, 33,287 owned trailers and 60 leased trailers.

    Yellow Transportation, which is based in Overland Park, Kansas, accounted for 76% of total company revenue in 2001, 78% in 2000 and 81% in 1999, respectively.

    SCS Transportation, the company's second operating unit, provides regional overnight and second-day transportation, as well as a variety of other transportation and supply chain solutions through its two subsidiaries, Saia, and Jevic. SCS Transportation provides LTL and selected truckload services to a broad range of industries. SCS Transportation employees are not represented by a collective bargaining unit and management believes that relations with its employees are good.

    Founded in 1924, Saia is a leading regional LTL carrier that serves the South, Southwest, Pacific Northwest and the West. Saia specializes in offering its customers a range of premium overnight and second-day LTL services, with time-definite and expedited options. Within these service options, Saia provides its customers with the flexibility to handle shipments between 100 and 10,000 pounds.

    Saia customers can choose from a wide variety of service options including one- and two-day regional LTL shipping, guaranteed/expedited delivery, selective truckload shipping, consolidation/distribution services, and specialized or customized services. As of December 31, 2001, Saia owned 2,341 tractors and 7,748 trailers.

    Since 1998, Saia has invested more than $14 million in technology to enhance its ability to monitor and manage service operations and profitability. As a result of improved data capabilities, Saia has introduced a trademarked Customer Service Indicators(R) program, allowing customers to monitor service performance. Customers can access the information via the Internet.

    Saia operates a network of 110 facilities. The average Saia shipment weight is approximately 1,300 pounds, and average shipment distance is approximately 480 miles. In March 2001, Saia successfully integrated its WestEx and Action Express affiliates into its operations and expanded its geographic reach to 21 states. Saia has approximately 5,100 employees.

    Saia, which is headquartered in a suburb of Atlanta, Georgia, accounted for 15% of total company revenue in 2001, 13% in 2000 and 14% in 1999, respectively.

    Founded in 1981, Jevic is a specialized LTL provider that also offers selective truckload services throughout the continental United States and Canada. Jevic specializes in offering its customers standard and customized regional trucking solutions based on its non-traditional Breakbulk-Free(R) operating model, which often eliminates the need to rehandle freight at interim and destination facilities. In 2001, average shipment weights were approximately 4,700 pounds, and the average shipment distance was approximately 725 miles. As of December 31, 2001, Jevic owned 1,300 tractors and 2,727 trailers and operated nine facilities. Jevic has approximately 2,400 employees.

    The Jevic approach offers customers a broad line of LTL and truckload services that can accommodate a wider range of shipment sizes and trip lengths than traditional regional carriers. Jevic develops integrated solutions for customers designed to lower their overall supply chain costs, which can include direct-to-customer deliveries, multi-shipper order consolidation for their inbound supplies, and express and time-definite deliveries. Approximately half of Jevic's trailers are heated and service customers with temperature-sensitive requirements. Jevic is a partner with the American Chemistry Council Responsible Care Program and derives over 40 percent of its revenue from chemical and chemical related segments.

    Jevic technology is crucial to its unique Breakbulk-Free(R) LTL operating model. Jevic uses the Qualcomm OmniTRACS satellite-based communications system, facilitating the load planning and capacity management processes critical to its operating structure. To leverage this information, Jevic has developed a proprietary suite of programs called PreSys(R) (predictive systems) that allow early warning of potential problems and corrective action to minimize service failures.

    Jevic, which is headquartered in the Philadelphia metropolitan area, accounted for 9% of total company revenue in 2001, 9% in 2000 and 4% in 1999 from its acquisition date on July 9, 1999, respectively.

    Our third business unit, Meridian IQ, is a non-asset-based company utilizing web-based technology to provide customers a single source for their logistics planning, global shipment management and execution needs. Meridian IQ is designed to deliver a wide range of transportation solutions, providing customers improved return-on-investment results through flexible, fast and easy-to-implement transportation services and technology management solutions. By combining the current non-asset-based businesses of Yellow Transportation under one umbrella, Meridian IQ has an immediate revenue stream and 8,500 customers.

    Meridian IQ offers the following services:

    - International Forwarding and Customs Brokerage -- arranging for the administration, transportation and delivery of goods to over 88 countries.

    - Multi-modal Brokerage Services -- providing companies with daily shipment needs with access to volume capacity and specialized equipment at competitive rates.

    - Domestic Forwarding and Expedited Services -- arranging guaranteed, time definite transportation for companies that have shipment needs within North America that demand time-sensitive delivery options and guaranteed reliability.

    - Transportation Solutions and Technology Management -- Web-based Transportation Management Systems enables an organization to manage its transportation network centrally with increased efficiency and visibility to all activities. When combined with network consulting and operations management, any size organization can outsource transportation functions partially or entirely with Meridian IQ.

    Meridian IQ and Yellow Transportation create complementary service offerings with the ability for each to generate revenue for the other. Meridian IQ has attracted new transportation and technology management customers who utilize the Yellow Transportation service portfolio. Through its strong relationships, Yellow Transportation has introduced its customers to Meridian IQ for value added transportation technology and management services. Meridian IQ has approximately 220 employees and is headquartered in Overland Park, Kansas.

    Yellow Technologies, a captive corporate resource, was established for the purpose of creating competitive advantages for Yellow businesses by delivering innovative information solutions and technology services. In addition to delivering and supporting highly integrated applications and solutions, Yellow Technologies provides technical, network, security, and data services, and enterprise system management of the technology infrastructure. Yellow Technologies and Meridian IQ together provide hosting, infrastructure services, and managed transportation business systems development. Yellow Technologies has approximately 325 employees and is headquartered in Overland Park, Kansas.

    Shippers have an increasingly wide range of choices. We believe that service quality, performance, service variety, responsiveness, and flexibility are the important competitive differentiators.

    Few U.S.-based players offer comparably broad service capabilities. By integrating traditional ground, expedited, air cargo, and managed transportation solutions, the company provides customers with a single source answer to shipping challenges with a foundation of service excellence and quality as its basis. Our market studies show a continued preference among customers for transportation providers based on quality and value, and the company is positioned to grow given our strategic focus. By increasing the depth of the services we offer, the company can successfully compete against the largest transportation players from a value perspective.

    Yellow Transportation operates in a highly competitive environment against a wide range of transportation service providers. These competitors include a small number of large, national transportation services providers similar in size and scope to Yellow Transportation, a moderate number of regional or inter-regional providers and a large number of relatively small, shorter-haul transportation companies. Yellow Transportation also competes in and against several modes of transportation, including LTL, truckload, air cargo, rail, consolidators and private fleets.

    SCS Transportation focuses primarily on regional business and operates in a highly competitive environment against a wide range of transportation service providers. These competitors include a small number of large, national transportation services providers in the long haul market and two-day markets and a large number of shorter-haul or regional transportation companies in the two-day and overnight market. SCS Transportation also competes in and against several modes of transportation, including LTL, truckload and private fleets.

    Entry into the LTL trucking industry on a small scale with a limited service area is relatively easy. The larger the service area, the greater the barriers to entry due to the need for broader geographic coverage and additional equipment and facility requirements associated with this coverage. The level of technology applications required and the ability to generate shipment densities that provide adequate labor and equipment utilization also make larger-scale entry into the market difficult.

    The competition of Meridian IQ includes transportation management systems providers, domestic and international freight forwarders, freight brokers, and third party logistic companies.

    The company's business is subject to a number of general economic factors that may have a materially adverse effect on the results of our operations, many of which are largely out of the company's control. These include recessionary economic cycles and downturns in customers' business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers. Economic conditions may adversely affect our customers' business levels, the amount of transportation services they need and their ability to pay for our services. It is not possible to predict the medium or long-term effects of the September 11, 2001 terrorists attacks and subsequent events on the economy or on customer confidence in the United States, or the impact, if any, on our future results of operations. The company operates in a highly price-sensitive and competitive industry, making pricing, customer service, effective asset utilization, and cost control major competitive factors. No single customer accounts for more than 6% of the company's total revenue. Yellow Transportation and SCS Transportation revenues are subject to seasonal variations. Customers tend to reduce shipments after the winter holiday season, and operating expenses tend to be higher in the winter months primarily due to colder weather, which causes higher fuel consumption from increased idle time. Generally, the first quarter is the weakest while the third quarter is the strongest. The availability and cost of fuel and labor can significantly impact the company's cost structure and earnings.

    The company's operations are further described in Management's Discussion and Analysis in the 2001 Annual Report to Shareholders, which is incorporated herein by reference.

    The company's liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, as well as funding working capital requirements. To ensure short-term and longer-term liquidity, the company maintains capacity under a bank credit agreement and an asset backed securitization (ABS) agreement involving Yellow Transportation accounts receivable. The company can operate with negative working capital because of the quick turnover of its accounts receivable and its ready access to sources of short-term liquidity.

    The trucking industry has been substantially deregulated following the enactment of the Motor Carrier Act of 1980, the Trucking Industry Regulatory Reform Act of 1994, the Federal Aviation Administration Authorization of 1994, and the ICC Termination Act of 1995. Prices and services are now largely free of regulatory controls, although the states retained the right to require compliance with safety and insurance requirements and interstate motor carriers remain subject to certain regulatory controls imposed by agencies within the U.S. Department of Transportation.

    The trucking industry is also subject to regulatory and legislative changes, which can affect the economics of the industry. The trucking industry is also regulated by various state agencies, and our operations are also subject to various federal, state and local environmental laws and regulations dealing with transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of storm-water and underground fuel storage tanks.

    We believe that our operations are in substantial compliance with current laws and regulations and do not know of any existing condition that would cause compliance with applicable regulations to have a material adverse effect on the company's business or operating results.


    Future Outlook

    Consistent with the views of most economists, the company expects it will be the second half of 2002 before meaningful economic improvement materializes. The pricing environment is expected to be very competitive over the course of 2002. Given the experience with successful yield and cost management initiatives, all Yellow operating companies are well positioned for strong improvement as the economy rebounds.

    At Yellow Transportation, approximately 80 percent of the employees are represented by the International Brotherhood of Teamsters under a 5-year contract that expires in March 2003. Contract discussions are underway and negotiations toward a new National Master Freight Agreement will accelerate as 2002 progresses.

    The pricing and availability of most forms of insurance, including surety bonds, have recently been impacted by the events of September 11 and by several well-publicized bankruptcies of large companies. The company expects continued access to appropriate insurance coverage; however, the premiums paid for this coverage are projected to increase significantly. In 2001, insurance premiums represented less than one-half percent of consolidated revenue. Given the size and financial strength of the company, the additional premium expenses are not expected to have a material adverse impact on financial position or results of operations. The lack of availability of surety bonds could require the company to issue additional letters of credit, which reduce available capacity under the revolving credit facility.

    SCS Transportation was formed in December 2001 as a holding company for Saia and Jevic. The formation of this holding company represents progress toward the strategic objective of separating the regional companies from Yellow Corporation. Assuming favorable market conditions, the company expects to spin-off SCS Transportation to shareholders during 2002.

    Statements contained in this document that are not purely historical are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the company's expectations, hopes, beliefs and intentions on strategies regarding the future. It is important to note that the company's actual future results could differ materially from those projected in such forward-looking statements because of a number of factors, including but not limited to inflation, labor relations, inclement weather, price and availability of fuel, competitor pricing activity, expense volatility, changes in and customer acceptance of new technology, changes in equity and debt markets and a downturn in general or regional economic activity.

(d) Financial Information About Geographic Areas

    The company's revenue from foreign sources is largely derived from Canada and Mexico. Revenue from foreign sources is discussed in the "Business Segments" footnote on page 48 of the registrant's Annual Report to Shareholders for the year ended December 31, 2001, which is incorporated herein by reference. Foreign source revenue was not material to consolidated financial results in 2001, 2000 and 1999, respectively.

Item 2. Properties

    The company's asset-based operating subsidiaries (Yellow Transportation, Saia and Jevic) each provide their transportation services through separate networks, principally consisting of a fleet of tractors and trailers and real estate terminal facilities.

    At December 31, 2001, the company operated a total of 479 freight terminals located in 50 states, Puerto Rico, Canada and Mexico. Of this total, 237 were owned terminals and 242 were leased, generally for terms of three years or less. The number of vehicle back-in doors totaled 16,832, of which 12,795 were at owned terminals and 4,037 were at leased terminals. The freight terminals vary in size ranging from one to three doors at small local terminals, to over 300 doors at Yellow Transportation's largest consolidation and distribution terminal. Substantially all of the larger terminals, containing the greatest number of doors, are owned. In addition, the company and most of its subsidiaries own and occupy general office buildings in their headquarters city.

    The company's facilities and equipment are adequate to meet current business requirements. Projected net capital expenditures for 2002 are $115 million, a decrease over 2001 net capital expenditures of $121 million. Net capital for both periods pertain primarily to replacement of revenue equipment, additional investments in information technology, land and structures.

Item 3. Legal Proceedings.

    The information set forth under the "Commitments, Contingencies and Uncertainties" on page 47 in the Notes to Consolidated Financial Statements of the registrant's Annual Report to Shareholders for the year ended December 31, 2001, is incorporated by reference under Item 14 herein.


Item 4. Submission of Matters to a Vote of Security Holders

    None.

Executive Officers of the Registrant

The names, ages and positions of the executive officers of the company as of March 8, 2002 are listed below. Officers are appointed annually by the Board of Directors at their meeting that immediately follows the annual meeting of shareholders.



    Name                                Age                             Position(s) Held
    ----                                ---                             ----------------
William D. Zollars                      54        Chairman of the Board, President and Chief Executive Officer of
                                                  the company (since November 1999); President of Yellow
                                                  Transportation (September 1996 to November 1999); Senior Vice
                                                  President Ryder Integrated Logistics, Inc. (1994-1996)

William F. Martin, Jr.                  54        Senior Vice President, Legal and Corporate Secretary of the
                                                  company (since December 1993); Vice President and Secretary of the company (prior to December 1993); Vice President and
                                                  Secretary of Yellow Transportation (prior to May 1992)

Donald G. Barger, Jr.                   59        Senior Vice President and Chief Financial Officer of the
                                                  company (since November 2000); Vice President and Chief Financial
                                                  Officer of Hillenbrand Industries, Inc. (1998 to November 2000);
                                                  Vice President and Chief Financial Officer for Worthington
                                                  Industries (1993-1998).

Gregory A. Reid                         49        Senior Vice President and Chief Marketing Officer (since
                                                  December 2001); Senior Vice President and Chief Communications
                                                  Officer (November 2000 to December 2001; Senior Vice President of
                                                  Sales and Marketing for Yellow Transportation (March 1997 to
                                                  November 2000); Vice President and General Manager for Ryder
                                                  Integrated Logistics' Western Region (prior to March 1997).

Stephen L. Bruffett                     38        Vice President and Treasurer (since July 2000); Director of
                                                  Strategic Analysis for Yellow Transportation (June 1998 to July
                                                  2000); Director of Finance for American Freightways (prior to
                                                  June 1998).


The terms of each officer of the company designated above are scheduled to expire April 18, 2002. The terms of each officer of the subsidiary companies are scheduled to expire on the date of the next annual meeting of shareholders of that company. No family relationships exist between any of the executive officers named above.

                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

    The information set forth under the caption "Common Stock" on page 50 of the registrant's Annual Report to Shareholders for the year ended December 31, 2001, is incorporated by reference under Item 14 herein.

Item 6. Selected Financial Data

    The information set forth under the caption "Financial Summary" on pages 30 and 31 of the registrant's Annual Report to Shareholders for the year ended December 31, 2001, is incorporated by reference under Item 14 herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 22 through 29 of the registrant's Annual Report to Shareholders for the year ended December 31, 2001, is incorporated by reference under Item 14 herein.

Item 8. Financial Statements and Supplementary Data

    The financial statements and supplementary information, appearing on pages 32 through 50 of the registrant's Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference under Item 14 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

    The information regarding Directors of the registrant has previously been reported in the registrant's definitive proxy statement, filed pursuant to Regulation 14A, and is incorporated by reference. For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

Item 11. Executive Compensation

    This information has previously been reported in the registrant's definitive proxy statement, filed pursuant to Regulation 14A, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    This information has previously been reported in the registrant's definitive proxy statement, filed pursuant to Regulation 14A, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

    This information has previously been reported in the registrant's definitive proxy statement, filed pursuant to Regulation 14A, and is incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) (1) Financial Statements

    The following information appearing in the 2001 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report as Exhibit (13):

                                                                           Pages
                                                                           -----
        Management's Discussion and Analysis of
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

        With the exception of the aforementioned information, the 2001 Annual Report to Shareholders is not deemed filed as part of this report. Financial statements other than those listed are omitted for the reason that they are not required or are not applicable. The following additional financial data should be read in conjunction with the consolidated financial statements in such 2001 Annual Report to Shareholders.

(a) (2) Financial Statement Schedule

                                                                           Pages
                                                                           -----

    Report of Independent Public Accountants on
      Financial Statement Schedule                                           18

    For the years ended December 31, 2001, 2000 and 1999:
      Schedule II - Valuation and Qualifying Accounts                        19

    Schedules other than those listed are omitted for the reason that they are not required or are not applicable.

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) (3) Exhibits

    (3ii)- Yellow Corporation By-Laws.

    (10) - Amendment and restatement dated July 30, 1999 of the Receivables Purchase Agreement dated as of August 2, 1996, filed as part of the September 30,1999 Form 10Q and incorporated by reference.

    (10) - Employment Agreement of William D. Zollars, filed as part of the December 31, 1999 Form 10K and incorporated by reference.

    (10) - Amendment to Employment agreement of William D. Zollars, filed as part of the March 31, 2000 Form 10Q and incorporated by reference.

    (10) - Employment Agreement of H.A. Trucksess, III, filed as part of the March 31, 2000 Form 10Q and incorporated by reference.

    (10) - Bank Credit Agreement dated as of April 2001, filed as part of the March 31, 2001 Form 10Q and incorporated by reference.

    (10) - Supplemental Retirement Income Agreement, filed as part of the June 30, 2001 Form 10Q and incorporated by reference.

    (13) - 2001 Annual Report to Shareholders.

    (23) - Consent of Independent Public Accountants.

(b) Reports on Form 8-K

    January 29, 2002 - Yellow Corporation announced its adoption of a Rule 10B5-1 Trading Plan Option and potential impairment of Jevic goodwill under FASB Statement of Financial Accounting Standards No. 142.

    February 25, 2002 - Yellow Corporation announced adoption of FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. The company has determined that 100 percent of the Jevic goodwill is impaired and will record a non-cash charge of $75.2 million in the first quarter of 2002, which will be reflected as a cumulative change in accounting principle.

Report of Independent Public
Accountants on Financial Statement Schedule





To the Shareholders of Yellow Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Yellow Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of valuation and qualifying accounts (Schedule II) is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





ARTHUR ANDERSEN LLP




Kansas City, Missouri,
January 25, 2002

                                                                     Schedule II


                       Yellow Corporation and Subsidiaries
                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 2001, 2000 and 1999


----------------------------------------------------------------------------------------------------------
          COL. A                            COL. B               COL. C                 COL. D    COL. E
----------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                           ---------------------
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
        Description                       Beginning      Charged        Charged      Describe     End Of
                                          Of Period      To Costs       To Other        (1)       Period
                                                           And         Accounts-
                                                         Expenses       Describe

----------------------------------------------------------------------------------------------------------

                                                                        (In Thousands)


Year ended December 31, 2001:
----------------------------
Deducted from asset account -
 Allowance for uncollectible
 accounts                                     $15,835    $18,294        $  331       $19,956     $14,504
                                              =======    =======        ======       =======     =======


Year ended December 31, 2000:
----------------------------
Deducted from asset account -
 Allowance for uncollectible
 accounts                                     $15,661    $20,656        $ (820)(2)   $19,662     $15,835
                                              =======    =======        ======       =======     =======


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

                                      Yellow Corporation


                                 BY:   /s/ William D. Zollars
                                      ------------------------------------------
                                      William D. Zollars
                                      Chairman of the Board, President,
March 14, 2002                        and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ Donald G. Barger, Jr.            Senior Vice President                March 14,  2002
---------------------------            and Chief Financial Officer
    Donald G. Barger, Jr.


  /s/ Howard M. Dean                   Director                             March 14,  2002
---------------------------
    Howard M. Dean


  /s/ Cassandra C. Carr                Director                             March 14,  2002
---------------------------
    Cassandra C. Carr


  /s/ Carl W. Vogt                     Director                             March 14,  2002
---------------------------
    Carl W. Vogt


  /s/ Richard C. Green, Jr.            Director                             March 14,  2002
---------------------------
    Richard C. Green, Jr.


  /s/ Dennis E. Foster                 Director                             March 14,  2002
---------------------------
    Dennis E. Foster


  /s/ John C. McKelvey                 Director                             March 14,  2002
---------------------------
    John C. McKelvey


  /s/ William L. Trubeck               Director                             March 14,  2002
---------------------------
    William L. Trubeck
