Form 10-Q
period 2002-03-31
YELLOW CORP
filed 2002-05-14
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

Commission file number 0-12255
                       -------

                               YELLOW CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                          48-0948788
------------------------------------                     -----------------------
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   10990 Roe Avenue, P.O. Box 7563, Overland Park, Kansas            66207
   ------------------------------------------------------          ---------
          (Address of principal executive offices)                 (Zip Code)

                                 (913) 696-6100
                                 --------------
              (Registrant's telephone number, including area code)

                                   No Changes
          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X     No
                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at April 30, 2002
              -----                             -----------------------------
    Common Stock, $1 Par Value                        28,995,587 shares

                               YELLOW CORPORATION


                                      INDEX



Item                                                                       Page
----                                                                       ----

                                     PART I

1.    Financial Statements

      Consolidated Balance Sheets -
        March 31, 2002 and December 31, 2001                                 3

      Statements of Consolidated Operations -
        Three Months Ended March 31, 2002 and 2001                           4

      Statements of Consolidated Cash Flows -
        Three Months Ended March 31, 2002 and 2001                           5

      Notes to Consolidated Financial Statements                             6

2.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                       10

3.    Quantitative and Qualitative Disclosures About Market Risk            14

                                     PART II

4.    Submission of Matters to a Vote of Security Holders                   16

6.    Exhibits and Reports on Form 8-K                                      17

Signatures                                                                  21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                       Yellow Corporation and Subsidiaries
                    (Amounts in thousands except share data)
                                   (Unaudited)

                                                        March 31,        December 31,
                                                          2002              2001
                                                       -----------       -----------
ASSETS

CURRENT ASSETS:
    Cash                                               $    18,817       $    20,694
    Accounts receivable                                    203,286           208,267
    Prepaid expenses and other                              67,811            83,449
                                                       -----------       -----------
        Total current assets                               289,914           312,410
                                                       -----------       -----------
PROPERTY AND EQUIPMENT:
    Cost                                                 2,133,528         2,133,406
    Less - Accumulated depreciation                      1,272,729         1,267,834
                                                       -----------       -----------
       Net property and equipment                          860,799           865,572
                                                       -----------       -----------
GOODWILL AND OTHER ASSETS                                   32,449           107,795
                                                       -----------       -----------
                                                       $ 1,183,162       $ 1,285,777
                                                       ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and checks outstanding            $    98,455       $   128,343
    Wages and employees' benefits                          138,310           130,806
    Other current liabilities                              117,006           103,778
    Current maturities of long-term debt                     5,929             6,281
                                                       -----------       -----------
        Total current liabilities                          359,700           369,208
                                                       -----------       -----------
OTHER LIABILITIES:
    Long-term debt                                         188,679           213,745
    Deferred income taxes                                   91,606            92,817
    Claims, insurance and other                            121,516           119,018
                                                       -----------       -----------
        Total other liabilities                            401,801           425,580
                                                       -----------       -----------

SHAREHOLDERS' EQUITY:
    Common stock, $1 par value                              31,144            31,028
    Capital surplus                                         43,867            41,689
    Retained earnings                                      464,460           537,496
    Accumulated other comprehensive income (loss)           (4,838)           (6,252)
    Treasury stock                                        (112,972)         (112,972)
                                                       -----------       -----------
        Total shareholders' equity                         421,661           490,989
                                                       -----------       -----------
                                                       $ 1,183,162       $ 1,285,777
                                                       ===========       ===========


        The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                       Yellow Corporation and Subsidiaries
               For the Three Months Ended March 31, 2002 and 2001
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                        2002             2001
                                                      ---------        ---------

OPERATING REVENUE                                     $ 762,340        $ 831,978
                                                      ---------        ---------
OPERATING EXPENSES:
    Salaries, wages and benefits                        496,341          523,344
    Operating expenses and supplies                     110,895          143,930
    Operating taxes and licenses                         26,047           28,237
    Claims and insurance                                 18,885           18,491
    Depreciation and amortization                        30,181           31,865
    Purchased transportation                             70,919           67,677
    Unusual items                                           968            5,991
                                                      ---------        ---------
        Total operating expenses                        754,236          819,535
                                                      ---------        ---------
INCOME FROM OPERATIONS                                    8,104           12,443
                                                      ---------        ---------

NONOPERATING (INCOME) EXPENSES:
    Interest expense                                      3,903            4,065
    Loss in Transportation.com                                -            2,536
    Other, net                                              581            2,725
                                                      ---------        ---------
        Nonoperating expenses, net                        4,484            9,326
                                                      ---------        ---------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                            3,620            3,117

INCOME TAX PROVISION                                      1,481            1,371
                                                      ---------        ---------
INCOME BEFORE CUMULATIVE EFFECT
    OF ACCOUNTING CHANGE                                  2,139            1,746

CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING FOR GOODWILL                             (75,175)               -
                                                      ---------        ---------
NET INCOME (LOSS)                                     $ (73,036)       $   1,746
                                                      =========        =========
AVERAGE SHARES OUTSTANDING-BASIC                         24,934           24,036
                                                      =========        =========
AVERAGE SHARES OUTSTANDING-DILUTED                       25,259           24,399
                                                      =========        =========
BASIC EARNINGS (LOSS) PER SHARE:
    Income before cumulative effect of
        accounting change                             $    0.09        $    0.07
    Cumulative effect of change in
        accounting for goodwill                           (3.02)               -
                                                      ---------        ---------
    Net income                                        $   (2.93)       $    0.07
                                                      ---------        ---------
DILUTED EARNINGS (LOSS) PER SHARE:
    Income before cumulative effect of
        accounting change                             $    0.08        $    0.07
    Cumulative effect of change in
        accounting for goodwill                           (2.97)               -
                                                      ---------        ---------
    Net income                                        $   (2.89)       $    0.07
                                                      ---------        ---------



        The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                       Yellow Corporation and Subsidiaries
               For the Three Months Ended March 31, 2002 and 2001
                             (Amounts in thousands)
                                   (Unaudited)

                                                                   2002           2001
                                                                 --------       --------
OPERATING ACTIVITIES:
        Net cash from operating activities                       $ 48,737       $ 46,873
                                                                 --------       --------

INVESTING ACTIVITIES:
    Acquisition of property and equipment                         (28,419)       (48,263)
    Proceeds from disposal of property and equipment                1,184            975
    Other                                                               -         (2,500)
                                                                 --------       --------

        Net cash used in investing activities                     (27,235)       (49,788)
                                                                 --------       --------

FINANCING ACTIVITIES:
    Proceeds from stock options and other, net                      2,039          5,168
    Increase (decrease) in long-term debt                         (25,418)        13,574
                                                                 --------       --------

        Net cash provided by (used in) financing activities       (23,379)        18,742
                                                                 --------       --------

NET INCREASE (DECREASE) IN CASH                                    (1,877)        15,827

CASH, BEGINNING OF PERIOD                                          20,694         25,799
                                                                 --------       --------

CASH, END OF PERIOD                                              $ 18,817       $ 41,626
                                                                 ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunds), net                                 $ (5,348)      $  2,491
                                                                 ========       ========

Interest paid                                                    $  2,216       $  2,591
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

     The consolidated financial statements have been prepared by the company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the results of operations for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the company's 2001 Annual Report to Shareholders.

2. The company provides national, regional and international less-than-truckload(LTL), truckload (TL), and non-asset based transportation services through its three principal operating units and captive technology company. Yellow Transportation, Inc. (Yellow Transportation) is the largest subsidiary and provides LTL national, regional and international transportation services for industrial, commercial, retail and government markets. SCS Transportation, Inc. (SCS Transportation) (formed as a holding company on January 1, 2002) provides regional overnight and second-day LTL and selected TL transportation services through two subsidiaries, Saia Motor Freight Line, Inc. (Saia) and Jevic Transportation, Inc. (Jevic). Meridian IQ, LLC (Meridian IQ) provides domestic and international forwarding, multi-modal brokerage and transportation management services. Yellow Technologies, Inc. is a subsidiary that provides information technology and other services to the company and its subsidiaries. For the quarter ended March 31, 2002 Yellow Transportation comprised approximately 74 percent of total revenue while Saia comprised approximately 15 percent and Jevic approximately 9 percent of total revenue.

3. In the third quarter of 2001, the company completed its acquisition of the 35 percent ownership in Meridian IQ (formerly Transportation.com) that it did not previously own, from its venture capital partners. The cash purchase price of approximately $14.3 million was allocated primarily to goodwill ($10.3 million) and tax benefit receivable ($4.0 million). The results of Meridian IQ have been consolidated in the company's financial statements since September 2001. Prior to the acquisition date, the company accounted for its 65 percent ownership interest under the equity method of accounting in accordance with EITF 96-16 due to substantive participating rights of the minority investors. Losses on the company's investment were recorded in nonoperating expenses, until the acquisition date.

4. Unusual items include integration and business reorganization costs and property gains and losses.

5. The company reports financial and descriptive information about its reportable operating segments on a basis consistent with that used internally for evaluating segment operating performance and allocating resources to segments.

     The company has four reportable segments, which are strategic business units that offer different products and services. Yellow Transportation is a unionized carrier that provides comprehensive national, regional and international transportation services. Saia is a regional LTL carrier that provides overnight and second-day service in twenty-one states and Puerto Rico. On March 4, 2001, WestEx and Action Express were integrated into the Saia segment. Comparative prior year segment data has been restated to reflect the integration. Jevic is a hybrid regional heavy LTL and TL carrier that provides overnight and second-day service primarily in the Northeastern states. Meridian IQ is a segment that provides domestic and international forwarding, multi-modal brokerage and transportation management services.

     The segments are managed separately because each requires different operating, technology and marketing strategies. The company evaluates performance primarily on operating income and return on capital.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the company's 2001 Annual Report to Shareholders. Management fees and other corporate services are charged to segments based on direct benefit received or allocated based on revenues. The following table summarizes the company's operations by business segment (in thousands):

                                         Yellow                                                          Corporate           Con-
                                    Transportation        Saia             Jevic       Meridian IQ        and Other       solidated
                                    --------------        ----             -----       -----------        ---------       ---------
As of Mar. 31, 2002
  Identifiable assets                  $  724,229      $  278,778       $  158,141      $   23,006       $     (992)      $1,183,162

As of December 31, 2001
  Identifiable assets                  $  757,484      $  275,852       $  231,520      $   17,641       $    3,280       $1,285,777

Three months ended Mar. 31, 2002
  Operating revenue                    $  564,643      $  115,028       $   68,510      $   15,402       $   (1,243)      $  762,340
  Income from operations                    6,661           3,641              968      $   (1,516)          (1,650)           8,104

Three months ended
 Mar. 31, 2001
  Operating revenue                    $  635,965      $  119,118           76,858      $      452       $     (415)      $  831,978
  Income from operations                   13,602          (2,302)           2,305      $     (296)            (866)          12,443

The first quarter 2001 segment data presented for Meridian IQ represents the results of operations of other non-asset based services. As previously discussed in note 3, Transportation.com was accounted for under the equity method of accounting during the first quarter of 2001. Accordingly, nonoperating expenses include losses from Transportation.com of $2.5 million in the first quarter of 2001. If Meridian IQ had been consolidated in the first quarter 2001 revenue would have been $6.7 million and operating losses would have been $5.0 million.

6. The difference between average common shares outstanding used in the computation of basic earnings per share and fully diluted earnings per share is attributable to outstanding common stock options.

7. The company's comprehensive income includes net income, changes in the fair value of interest rate swaps and foreign currency translation adjustments. Comprehensive income for the first quarter ended March 31, 2002 and 2001 was $(71.6) million and $.03 million, respectively.

8. Net cash from operating activities includes increases to cash of $30.5 million in 2002 and $9.0 million in 2001 of net accounts receivable securitization activity.

9. On June 30, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets, that was adopted by the company on January 1, 2002. Statement No. 142 requires that upon adoption and at least annually thereafter, the company assess goodwill impairment by applying a fair value based test. With the adoption of Statement No. 142, goodwill will no longer be subject to amortization resulting in an increase in annualized operating income and net income of $3.3 million.

     At December 31, 2001 the Company had $100.6 million of goodwill on its consolidated balance sheet, consisting primarily of $75.2 million remaining from the acquisition of Jevic. In valuing the goodwill of Jevic the company used an estimate of business unit's discounted cash flows in measuring whether goodwill was recoverable. Based on this estimate, the company has determined that 100 percent of the Jevic goodwill was impaired due to lower business volumes, compounded by a weak economy, and an increasingly competitive business environment. As a result, the company recorded a non-cash charge of $75.2 million in the first quarter 2002, which was reflected as a cumulative change in accounting principle.

     The carrying amount of goodwill attributed to each reportable operating segment with goodwill balances and changes follows (in thousands):


                             December 31,2001    Impairment    March 31, 2002
                                                 Adjustment
                             -------------------------------------------------
            Saia                    $  14,796      $      -          $ 14,796
            Jevic                      75,175       (75,175)                -
            Meridian IQ                10,600             -            10,600
                             -------------------------------------------------
                                    $ 100,571      $(75,175)         $ 25,396


     In connection with adopting Statement No. 142, the company also reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The components of amortized intangible assets follow (in thousands):

                                    March 31, 2002                     December 31, 2001
                            Gross Carrying    Accumulated      Gross Carrying       Accumulated
                                 Amount       Amortization          Amount         Amortization
                          ------------------------------------------------------------------------
     Contract Based              $2,238               $866             $2,238              $843
     Technology Based               231                 33                231                19
     Other                           42                  6                 42                 3
                          ------------------------------------------------------------------------
                                 $2,511               $905             $2,511              $865

     Amortization expense for intangible assets during the first quarter ended March 31,2002 was $39,755 and is estimated to be $422,505 for the full year 2002. Estimated amortization expense for the next five fiscal years follows (in thousands):

                                                    Estimated
                                                  Amortization
                                                     Expense
                                                ----------------

            2003                                      $ 423
            2004                                        392
            2005                                        297
            2006                                        111
            2007                                          -

     Actual results of operations before cumulative effect of accounting change for the first quarter 2002 and proforma results of operations for the first quarter of 2001 had the company applied the nonamortization provisions of Statement No. 142 in those periods follow (in thousands, except per share amounts):

                                                          Three Months Ended
                                                              March 31,
                                                         2002           2001
                                                      --------------------------
          Reported income before cumulative
           effect of accounting change                 $2,139         $ 1,746
          Add: Goodwill amortization                        -             740
                                                      --------------------------
          Adjusted income before cumulative
           effect of accounting change                 $2,139         $ 2,486

          Basic earnings per share:
          Reported income before cumulative
            effect of accounting change                $  .09         $   .07
          Goodwill amortization                             -             .03
                                                      --------------------------
          Adjusted income before cumulative
           effect of accounting change                 $  .09         $   .10

          Diluted earnings per share:
          Reported income before cumulative
           effect of accounting change                 $  .08         $   .07
          Goodwill amortization                             -             .03
                                                      --------------------------
          Adjusted income before cumulative
           effect of accounting change                 $  .08         $   .10



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

                  March 31, 2002 Compared to December 31, 2001

The company's liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, as well as funding working capital requirements. To ensure short-term and longer-term liquidity, the company maintains capacity under a bank credit agreement and an asset backed securitization (ABS) agreement involving Yellow Transportation accounts receivables. These facilities provide adequate capacity to fund working capital and capital expenditure requirements.

At March 31, 2002, the company had outstanding borrowings of $60 million against the $300 million bank credit agreement, which expires in April 2004. This facility is also used to provide letters of credit ($116 million outstanding at March 31, 2002) that reduce available capacity under the credit agreement. The available unused capacity under the bank credit agreement was $124 million at March 31, 2002. The company intends to refinance under this facility all other debt maturing within one year and classified these amounts as long term on the March 31, 2002 balance sheet.

In mid April 2002, the company completed the equity offering of 3.4 million shares and a fifteen percent over-allotment of .5 million shares. The company received $93.7 million of net proceeds from the offering and the funds will be used to repay debt and invest in the company's growth strategy.

Working capital is impacted by changes in outstanding borrowings under the $200 million Yellow Transportation ABS agreement. Accounts receivable at March 31, 2002 and December 31, 2001 are reduced by $172.0 million and $141.5 million, respectively, due to the sale of receivables under the ABS agreement.
Working capital decreased $13.0 million during the first three months of 2002. This resulted in a working capital deficit of $69.8 million at March 31, 2002 compared to an $56.8 million working capital deficit at December 31, 2001. Decreases in accounts receivable, excluding the effects of ABS transactions and decreases in prepaids were largely offset by decreases in accounts payable and checks outstanding. The company can operate with a deficit working capital position because of rapid turnover of accounts receivable, effective cash management and ready access to funding.

The pricing and availability of most forms of insurance, including surety bonds, have recently been impacted by the events of September 11 and by several well-publicized bankruptcies of large companies. The company expects continued access to appropriate insurance coverage; however, the premiums paid for this coverage have increase significantly. In 2001, insurance premiums represented less than one-half percent of consolidated revenue. Given the size and financial strength of the company, the additional premium expenses are not expected to have a material adverse impact on financial position or results of operations. The lack of availability of surety bonds has required the company to issue additional letters of credit, which reduce available capacity under the revolving credit facility.

Net capital expenditures for property and equipment during the first three months of 2002 were $27.2 million.

RESULTS OF OPERATIONS

     Comparison of Three Months Ended March 31, 2002 and 2001

Net income for the first quarter ended March 31, 2002 was $(73.0) million, or $(2.89) per share, compared with net income of $1.7 million, or $.07 per share in the 2001 first quarter. The first quarter of 2002 included a non-cash charge of $75.2 million for the impairment of goodwill associated with the Jevic, which was recorded as a cumulative effect of change in accounting for goodwill.

Consolidated operating revenue was $762 million, down 8.4 percent from $832 million in the 2001 first quarter. Consolidated operating income was $8.1 million, compared to $12.4 million in the prior year period. First quarter 2001 results included $6.0 million of unusual item costs, primarily related to the integration of WestEx, Inc. and Action Express into Saia.

Yellow Transportation, the company's largest subsidiary, reported first quarter operating income of $6.7 million down from $13.6 million in the 2001 first quarter.

Yellow Transportation revenue for the first quarter was $565 million, down 9.8 percent on a per-day basis from $636 million in the prior year period. First quarter revenue trends were negatively impacted primarily by lower volumes. The 2002 first quarter operating ratio was 98.8, compared with 97.9 a year earlier. The lower revenue trends were partially offset by lower fuel product costs and effective cost management.

Yellow Transportation first quarter LTL tonnage decreased by 7.2 percent on a per-day basis and the number of LTL shipments decreased 7.8 percent on a per-day basis. LTL revenue per hundred weight, excluding fuel surcharge, was up .1 percent over the 2001 first quarter.

Yellow Transportation is focused on a portfolio of services and in particular the penetration of its customer base with premium services. Yellow Transportation continues to have growth with premium services such as Exact Express (time definite, guaranteed service offering) and Definite Delivery (guarantee on Standard Ground service standards).

Meridian IQ was formed earlier this year, and formally launched in March, as the Yellow platform for non-asset-based transportation services. These capabilities include international and domestic freight forwarding services, multi-modal brokerage services and transportation management solutions.

Meridian IQ operating revenue for the first quarter of 2002 was $15 million and operating losses were $1.5 million, consistent with company expectations for this newly formed entity.

Consolidated operating revenue for SCS Transportation was $184 million for the first quarter of 2002, down 4.3 percent on a per-day basis from $196 million a year ago. Operating income was $4.9 million compared to breakeven operating income in the previous year. First quarter of 2001 operating income included $5.4 million of unusual item costs related to the March 2001 integration of WestEx, Inc. and Action Express into Saia. All prior period amounts for Saia have been restated to reflect this merger.

At Saia, first quarter 2002 revenue was $115 million and operating income was $3.6 million, compared with revenue of $119 million and operating loss of $2.3 million in the 2001 first quarter, which included $5.4 million of integration costs. The 2002 first quarter operating ratio was 96.8, compared with 97.4 (exluding integration costs) in the year-earlier quarter. Saia LTL tonnage was up 1.1 percent and LTL shipments were up 2.3 percent on a per-day basis over the 2001 first quarter. However, Saia revenue per hundred weight, excluding fuel surcharge was down .9 percent over the prior period quarter due to changes in customer mix and competitive factors.

Jevic reported first quarter 2002 revenue of $69 million and operating income of $1.0 million. On a comparative basis, Jevic had first quarter 2001 revenue of $77 million and operating income of $2.3 million. The 2002 first quarter operating ratio for Jevic was 98.6, compared with 97.0 in the 2001 first quarter. A combination of the slowing economy, mix changes and competitive conditions continue to impact top line revenue and pricing continues to be unfavorable though the percentage declines are narrowing from the prior year. Jevic LTL tonnage was down 2.1 percent on a per-day basis over the 2001 first quarter. Jevic LTL shipments decreased .9 percent on a per-day basis over the 2001 first quarter.

Both Saia and Jevic had effective cost controls in place to mitigate the weakness in the economy and both maintained high levels of customer service.

Corporate and other business development expenses were $1.9 million in the 2002 first quarter, compared to $1.2 million in the first quarter of 2001.

Nonoperating expenses were $4.5 million in the first quarter of 2002 compared to $9.3 million in the first quarter of 2001. The first quarter of 2001 had $2.5 million of Transportation.com business development costs and $2.1 million higher ABS borrowing costs due to higher interest rates. The effective tax rate was
40.9 percent in the 2002 first quarter compared to 44.0 percent in the 2001 first quarter.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to a variety of market risks, including the effects of interest rates, fuel prices and foreign currency exchange rates. To ensure adequate funding through seasonal business cycles and minimize overall borrowing costs, the company utilizes a variety of both fixed rate and variable rate financial instruments with varying maturities. At March 31, 2002 approximately 66 percent of the company's debt and off balance sheet financing is at variable rates with the balance at fixed rates. The company uses interest rate swaps to hedge a portion of its exposure to variable interest rates. The company has hedged approximately 25 percent of its variable debt.

The company's revenues and operating expenses, assets and liabilities of its Canadian and Mexican subsidiaries are denominated in foreign currencies, thereby creating exposures to changes in exchange rates, however the risks related to foreign currency exchange rates are not material to the company's consolidated financial position or results of operations.

The following table provides information about the company's financial instruments as of March 31, 2002. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. For interest rate swaps the table presents notional amounts (in millions) and weighted average interest rates by contractual maturity. Weighted average variable rates are based on the 30-day LIBOR rate.


Debt Instrument Information

                                                                                                   There-                    Fair
                                  2002           2003          2004         2005        2006        After        Total       Value
                               ----------    -----------   -----------   ----------   ---------   ---------    --------    ---------
Fixed Rate Debt                $    22.1     $    24.5     $    16.3     $   17.9     $   8.7     $   34.5     $  124.0    $  129.4
  Average interest rate              7.34%         6.02%         6.78%        6.62%       6.79%        6.85%
Variable Rate Debt             $     5.7     $     0.1     $    60.2     $    4.6         -            -       $   70.6    $   70.6
  Average interest rate              2.52%         4.17%         4.10%        4.17%       -            -
Off Balance Sheet ABS          $   172.0                                                                       $  172.0    $  172.0
  Average interest rate              1.95%
Interest Rate Swaps
  Notional amount              $     5.7     $    50.1     $      .2     $    4.6         -            -       $   60.6    $   62.9
    Ave. pay rate (fixed)            5.70%         6.06%         7.65%        7.65%       N/A         N/A
    Ave. receive rate
      (variable)                     2.52%         1.99%         4.17%        4.17%       N/A         N/A


The company also maintained fuel inventories for use in normal operations at March 31, 2002, which were not material to the company's financial position and represented no significant market exposure.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  Annual Meeting of Stockholders on April 18, 2002

(b) The following directors were elected with the indicated number of votes set forth below.

                                         For               Withheld
                                         ---               --------
     Cassandra C. Carr                   21,283,634          20,848
     Howard M. Dean                      20,972,115         332,367
     Dennis E. Foster                    21,096,728         207,754
     Richard C. Green, Jr.               21,227,794          76,688
     John C. McKelvey                    21,096,287         208,195
     William L. Trubeck                  21,281,922          22,560
     Carl W. Vogt                        21,096,269         208,213
     William D. Zollars                  21,283,560          20,922

(c) The proposal for the adoption of the 2002 Stock Option and Share Award Plan was voted on and approved at the meeting by the following vote. For:
     16,961,184, Against: 1,859,196

(d) The proposal for the Company's annual Cash Incentive Compensation, or Bonus, Program was voted on and approved at the meeting by the following vote. For: 18,226,018, Against: 580,675

(e) The proposal for the Company's Executive Performance Plan was voted on and approved at the meeting by the following vote. For: 17,539,142, Against:
     1,258,476

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     (10) Restricted Stock Agreements
          (1) Donald G. Barger
          (2) William F. Martin, Jr.
          (3) Greg Reid
          (4) William D. Zollars

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

     April 8, 2002 - The Company issued a supplement to its proxy statement to stockholders entitled to vote at the annual meeting scheduled for April 18, 2002, to indicate that, because of recent events involving Arthur Andersen, the Company's independent public accountants, the Audit Committee of the Board of Directors is reconsidering whether to appoint Arthur Andersen as the Company's independent public accountants for 2002.

     This supplement to the proxy statement accordingly indicates that the Board of Directors has removed item 5, the proposal to approve appointment of independent public accountants, from the agenda for the annual meeting of stockholders and that no stockholder votes are required or requested with respect to the approval of Arthur Andersen as the Company's independent public accountants for the 2002 fiscal year.

                           Yellow Transportation, Inc.
                              Financial Information
               For the Three Months Ended March 31, 2002 and 2001
                             (Amounts in thousands)

                                               First Quarter
                                               -------------
                                           2002             2001       %
                                       --------------------------------------

Operating revenue                         564,643          635,965   (11.2)

Operating income -
 Before unusual items                       7,231           14,228
Operating income - as reported              6,661           13,601

Operating ratio -
 Before unusual items                        98.7             97.8
Operating ratio - as reported                98.8             97.9

Total assets at March 31                  724,229          708,448


                                                                                           First Quarter
                                                                                        ---------------------
                                                First Quarter                               Amount/Workday
                                            --------------------                        ---------------------
                                             2002            2001          %             2002              2001         %
                                          -----------------------------------------------------------------------------------
Workdays                                                                                  63                64

Financial statement     LTL                  526,659        589,056      (10.6)         8,359.7           9,204.0      (9.2)
Revenue                 TL                    40,469         47,120      (14.1)           642.4             736.3     (12.8)
                        Other                 (2,485)          (211)      NM              (39.4)             (3.3)      NM
                        Total                564,643        635,965      (11.2)         8,962.7           9,937.0      (9.8)

Revenue excluding       LTL                  526,659        589,056      (10.6)         8,359.7           9,204.0      (9.2)
Revenue recognition     TL                    40,469         47,120      (14.1)           642.4             736.2     (12.8)
Adjustment              Other                     (5)           414        NM              (0.1)              6.5       NM
                        Total                567,123        636,590      (10.9)         9,002.0           9,946.7      (9.5)

Tonnage                 LTL                    1,401          1,533       (8.6)           22.23             23.96      (7.2)
                        TL                       267            297       (9.9)            4.24              4.63      (8.5)
                        Total                  1,668          1,830       (8.9)           26.47             28.59      (7.4)

Shipments               LTL                    2,814          3,099       (9.2)           44.66             48.43      (7.8)
                        TL                        37             41       (9.5)            0.59              0.64      (8.0)
                        Total                  2,851          3,140       (9.2)           45.25             49.07      (7.8)

Revenue/cwt.            LTL                    18.80          19.21       (2.1)
                        TL                      7.57           7.94       (4.7)
                        Total                  17.00          17.38       (2.2)

Revenue/cwt.
 (excl fuel surcharge)  LTL                    18.66          18.64        0.1

Revenue/shipment        LTL                   187.18         190.07       (1.5)
                        TL                  1,098.85       1,158.20       (5.1)
                        Total                 198.96         202.61       (1.8)

                          Saia Motor Freight Line, Inc.
                              Financial Information
               For the Three Months Ended March 31, 2002 and 2001
                             (Amounts in thousands)

                                               First Quarter
                                         -------------------------
                                            2002            2001         %
                                         -------------------------------------

Operating revenue                           115,028        119,118      (3.4)

Operating income -
 Before unusual items                         3,840          3,050
Operating income - as reported                3,641         (2,302) *

Operating ratio -
 Before unusual items                          96.7           97.4
Operating ratio - as reported                  96.8          101.9

Total assets at March 31                    278,778        296,866

                                                                                           First Quarter
                                                                                    ---------------------------
                                               First Quarter                               Amount/Workday
                                          -----------------------                   ---------------------------
                                            2002           2001            %            2002            2001          %
                                      -------------------------------------------------------------------------------------
Workdays                                                                               63               64

Financial statement     LTL                105,230        108,895        (3.4)         1,670.3         1,701.5       (1.8)
Revenue                 TL                   9,798         10,223        (4.2)           155.5           159.7       (2.6)
                        Total              115,028        119,118        (3.4)         1,825.8         1,861.2       (1.9)

Revenue excluding       LTL                105,378        109,190        (3.5)         1,672.7         1,706.1       (2.0)
Revenue recognition     TL                   9,812         10,251        (4.3)           155.7           160.2       (2.8)
Adjustment              Total              115,190        119,441        (3.6)         1,828.4         1,866.3       (2.0)

Tonnage                 LTL                    545            548        (0.5)            8.65            8.56        1.1
                        TL                     134            154       (12.5)            2.13            2.40      (11.1)
                        Total                  679            702        (3.1)           10.78           10.96       (1.6)

Shipments               LTL                  1,027          1,020         0.7            16.31           15.94        2.3
                        TL                      16             17        (5.6)            0.26            0.27       (4.1)
                        Total                1,043          1,037         0.6            16.57           16.21        2.2

Revenue/cwt.            LTL                   9.67           9.97        (3.0)
                        TL                    3.65           3.33         9.4
                        Total                 8.48           8.52        (0.4)

Revenue/cwt.
 (excl fuel surcharge)  LTL                   9.56           9.64        (0.9)

Revenue/shipment        LTL                 102.58         107.04        (4.2)
                        TL                  609.90         601.80         1.3
                        Total               110.40         115.17        (4.1)



* - Includes $5,385,000 in one-time integration costs associated with the merger of WestEx and Action into Saia.

                           Jevic Transportation, Inc.
                              Financial Information
               For the Three Months Ended March 31, 2002 and 2001
                             (Amounts in thousands)


                                              First Quarter
                                       ---------------------------
                                          2002              2001          %
                                       ----------------------------------------

Operating revenue                         68,510           76,858       (10.9)

Operating income -
 Before unusual items                      1,033            2,318
Operating income - as reported               968            2,305

Operating ratio -
 Before unusual items                       98.5             97.0
Operating ratio - as reported               98.6             97.0

Total assets at March 31                 158,141          252,589


                                                                                         First Quarter
                                            First Quarter                                Amount/Workday
                                     ----------------------------                  ---------------------------
                                         2002              2001          %             2002            2001            %
                                    ----------------------------------------------------------------------------------------
Workdays                                                                                62              64
Financial statement     LTL              45,002           49,082        (8.3)           725.8           766.9         (5.4)
Revenue                 TL               22,495           26,268       (14.4)           362.8           410.4        (11.6)
                        Other             1,013            1,508       (32.8)            16.3            23.6        (30.7)
                        Total            68,510           76,858       (10.9)         1,104.9         1,200.9         (8.0)

Revenue excluding       LTL              45,049           49,245        (8.5)           726.6           769.5         (5.6)
Revenue recognition     TL               22,521           26,356       (14.6)           363.2           411.8        (11.8)
Adjustment              Other             1,013            1,508       (32.8)            16.3            23.6        (30.7)
                        Total            68,583           77,109       (11.1)         1,106.1         1,204.9         (8.2)

Tonnage                 LTL                 249              262        (5.2)            4.02            4.10         (2.1)
                        TL                  295              330       (10.7)            4.76            5.16         (7.8)
                        Total               544              592        (8.2)            8.78            9.26         (5.3)

Shipments               LTL                 209              217        (4.0)            3.36            3.39         (0.9)
                        TL                   33               36        (8.4)            0.54            0.57         (5.4)
                        Total               242              253        (4.6)            3.90            3.96         (1.5)

Revenue/cwt.            LTL                9.05             9.38        (3.6)
                        TL                 3.81             3.99        (4.3)
                        Total              6.21             6.37        (2.6)

Revenue/cwt.            LTL                8.98             9.08        (1.1)
(excl fuel surcharge)   TL                 3.79             3.86        (1.9)

Revenue/shipment        LTL              216.03           226.72        (4.7)
                        TL               673.07           721.79        (6.7)
                        Total            279.23           297.97        (6.3)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             YELLOW CORPORATION
                                             --------------------------------
                                             Registrant


Date:    May 14, 2002                          /s/  William D. Zollars
     -----------------                       --------------------------------
                                             William D. Zollars
                                             Chairman of the Board of
                                             Directors, President & Chief
                                             Executive Officer


Date:    May 14, 2002                          /s/  Donald G. Barger, Jr.
     -----------------                       --------------------------------
                                             Donald G. Barger, Jr.
                                             Senior Vice President
                                             & Chief Financial Officer