Form 10-Q
period 2002-06-30
YELLOW CORP
filed 2002-08-07
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

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

                         Yes    X       No
                               ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at July 31, 2002
         -----                               ----------------------------
Common Stock, $1 Par Value                        29,165,256 shares

                               YELLOW CORPORATION


                                      INDEX



Item                                                                      Page
----                                                                      ----

                                     PART I

1.    Financial Statements

      Consolidated Balance Sheets -
        June 30, 2002 and December 31, 2001                                 3

      Statements of Consolidated Operations -
        Quarter and Six Months Ended June 30, 2002 and 2001                 4

      Statements of Consolidated Cash Flows -
        Six Months Ended June 30, 2002 and 2001                             5

      Notes to Consolidated Financial Statements                            6

2.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      11

3. Quantitative and Qualitative Disclosures About Market Risk              18

                                     PART II

4. Submission of Matters to a Vote of Security Holders                     20

6.    Exhibits and Reports on Form 8-K                                     20

Signatures                                                                 24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                       Yellow Corporation and Subsidiaries
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                        June 30,   December 31,
                                                            2002          2001
                                                     -----------    -----------
ASSETS

CURRENT ASSETS:
    Cash                                             $    19,514    $    20,694
    Accounts receivable                                  287,722        208,267
    Prepaid expenses and other                            42,706         83,449
                                                     -----------    -----------
        Total current assets                             349,942        312,410
                                                     -----------    -----------
PROPERTY AND EQUIPMENT:
    Cost                                               2,128,722      2,133,406
    Less - Accumulated depreciation                    1,279,670      1,267,834
                                                     -----------    -----------
        Net property and equipment                       849,052        865,572
                                                     -----------    -----------
GOODWILL AND OTHER ASSETS                                 34,195        107,795
                                                     -----------    -----------
                                                     $ 1,233,189    $ 1,285,777
                                                     ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and checks outstanding          $   106,284    $   128,343
    Wages and employees' benefits                        148,946        130,806
    Other current liabilities                            112,875        103,778
    Current maturities of long-term debt                     404          6,281
                                                     -----------    -----------
        Total current liabilities                        368,509        369,208
                                                     -----------    -----------

OTHER LIABILITIES:
    Long-term debt                                       106,611        213,745
    Deferred income taxes                                 91,245         92,817
    Claims, insurance and other                          140,073        119,018
                                                     -----------    -----------
        Total other liabilities                          337,929        425,580
                                                     -----------    -----------


SHAREHOLDERS' EQUITY:
    Common stock, $1 par value                            31,404         31,028
    Capital surplus                                       71,880         41,689
    Retained earnings                                    470,680        537,496
    Unamortized restricted stock awards                   (1,296)          --
    Accumulated other comprehensive income (loss)         (4,615)        (6,252)
    Treasury stock                                       (41,302)      (112,972)
                                                     -----------    -----------
        Total shareholders' equity                       526,751        490,989
                                                     -----------    -----------

                                                      $1,233,189     $1,285,777
                                                      ==========     ==========


        The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                       Yellow Corporation and Subsidiaries
           For the Quarter and Six Months Ended June 30, 2002 and 2001
                  (Amounts in thousands except per share data)
                                   (Unaudited)


                                                                           Second Quarter                            Six Months
                                                              ---------------------------          ----------------------------
                                                                   2002              2001                2002              2001
                                                              ---------         ---------          ----------        ----------
OPERATING REVENUE                                             $ 842,549         $ 824,770          $1,604,889        $1,656,748
                                                              ---------         ---------          ----------        ----------
OPERATING EXPENSES:
    Salaries, wages and benefits                                541,593           523,117           1,037,934         1,046,461
    Operating expenses and supplies                             124,391           136,699             235,286           280,629
    Operating taxes and licenses                                 26,542            26,422              52,589            54,659
    Claims and insurance                                         23,098            19,111              41,983            37,602
    Depreciation and amortization                                30,588            31,565              60,769            63,430
    Purchased transportation                                     81,805            67,978             152,724           135,655
    Unusual items                                                   996             2,243               1,964             8,234
                                                              ---------         ---------          ----------         ---------
        Total operating expenses                                829,013           807,135           1,583,249         1,626,670
                                                              ---------         ---------          ----------         ---------
INCOME FROM OPERATIONS                                           13,536            17,635              21,640            30,078
                                                              ---------         ---------          ----------         ---------
NONOPERATING (INCOME) EXPENSES:
    Interest expense                                              2,867             4,093               6,770             8,158
    Loss in Transportation.com                                        -             1,861                   -             4,397
    Other, net                                                      763             1,581               1,344             4,306
                                                              ---------         ---------          ----------         ----------
        Nonoperating expenses, net                                3,630             7,535               8,114            16,861
                                                              ---------         ---------          ----------         ---------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE                                   9,906            10,100              13,526            13,217

INCOME TAX PROVISION                                              3,686             4,444               5,167             5,815
                                                              ---------         ---------          ----------         ---------
INCOME BEFORE CUMULATIVE EFFECT
    OF ACCOUNTING CHANGE                                          6,220             5,656               8,359             7,402
CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING FOR GOODWILL                                           -                 -             (75,175)                -
                                                              ---------         ---------          ----------         ---------
NET INCOME (LOSS)                                             $   6,220         $   5,656          $  (66,816)        $   7,402
                                                              =========         =========          ==========         =========
AVERAGE SHARES OUTSTANDING-BASIC                                 28,404            24,164              26,687            23,968
                                                              =========         =========          ==========         =========
AVERAGE SHARES OUTSTANDING-DILUTED                               28,810            24,342              27,053            24,238
                                                              =========         =========          ==========         =========

BASIC EARNINGS (LOSS) PER SHARE:
    Before cumulative effect of
        accounting change                                     $     .22         $     .23          $      .31         $     .31
    Cumulative effect of change in
        accounting for goodwill                                       -                 -               (2.81)                -
                                                              ---------         ---------          ----------         ---------
    Total                                                     $     .22         $     .23          $    (2.50)        $     .31
                                                              ---------         ---------          ----------         ---------
DILUTED EARNINGS (LOSS) PER SHARE:
    Before cumulative effect of
        accounting change                                     $     .22         $     .23          $      .31         $     .31
    Cumulative effect of change in
        accounting for goodwill                                       -                 -               (2.78)                -
                                                              ---------         ---------          ----------         ---------
    Total                                                     $     .22         $     .23          $    (2.47)        $     .31
                                                              ---------         ---------          ----------         ---------

        The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                       Yellow Corporation and Subsidiaries
                 For the Six Months Ended June 30, 2002 and 2001
                             (Amounts in thousands)
                                   (Unaudited)


                                                                   2002         2001
                                                              ---------    ---------
OPERATING ACTIVITIES:
    Net income (loss)                                         $ (66,816)   $   7,402
    Depreciation and amortization                                60,769       63,430
    Loss in joint venture                                          --          4,397
    Cumulative effect of accounting change                       75,175         --
    Change in accounts receivable                               (57,455)      16,612
    Accounts receivable securitizations, net                    (22,000)     (13,500)
    Change in accounts payable and checks outstanding           (22,059)     (37,304)
    Other                                                        91,335        5,965
                                                              ---------    ---------
Net cash from operating activities                               58,949       47,002
                                                              ---------    ---------
INVESTING ACTIVITIES:
    Acquisition of property and equipment                       (50,752)     (73,203)
    Proceeds from disposal of property and equipment              3,653        3,996
    Other                                                          --         (4,113)
                                                              ---------    ---------
        Net cash used in investing activities                   (47,099)     (73,320)
                                                              ---------    ---------

FINANCING ACTIVITIES:
    Increase (decrease) in long-term debt                      (113,011)      28,142
    Proceeds from stock options and other, net                    6,189        5,304
    Proceeds from issuance of common stock                       93,792         --
                                                              ---------    ---------
        Net cash provided by (used in) financing activities     (13,030)      33,446
                                                              ---------    ---------

NET INCREASE (DECREASE) IN CASH                                  (1,180)       7,128

CASH, BEGINNING OF PERIOD                                        20,694       25,799
                                                              ---------    ---------
CASH, END OF PERIOD                                           $  19,514    $  32,927
                                                              =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunds), net                              $  (5,055)   $   4,434
                                                              =========    =========
Interest paid                                                 $   7,499    $   8,278
                                                              =========    =========



        The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Yellow Corporation and Subsidiaries
                                   (unaudited)

1. The accompanying consolidated financial statements include the accounts of Yellow Corporation and its wholly-owned subsidiaries (the company or Yellow).

     The consolidated financial statements have been prepared by the company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all normal recurring adjustments necessary for a fair statement of the results of operations for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the company's 2001 Annual Report to Shareholders.

2. The company is an international transportation services provider with a focus on national, regional and international less-than-truckload (LTL), truckload (TL), and non-asset based transportation services through its three principal operating units and captive technology company. Yellow Transportation, Inc. (Yellow Transportation) is the largest subsidiary and provides LTL national, regional and international transportation services for industrial, commercial, retail and government markets. SCS Transportation, Inc. (SCS Transportation) provides regional overnight and second-day LTL and selected TL transportation services through two subsidiaries, Saia Motor Freight Line, Inc. (Saia) and Jevic Transportation, Inc. (Jevic). Meridian IQ, LLC (Meridian IQ) provides domestic and international forwarding, multi-modal brokerage and transportation management services. Yellow Technologies, Inc. is a subsidiary that provides information technology and other services to the company and its subsidiaries. For the quarter ended June 30, 2002 Yellow Transportation comprised approximately 74 percent of total revenue while Saia comprised approximately 15 percent and Jevic approximately 9 percent of total revenue.

     The company announced on July 19, 2002, that its Board of Directors had formally approved the terms of the spin-off of its 100 percent interest in SCS Transportation. The targeted spin-off date is September 30, 2002. After the spin-off the company will continue to own and operate Yellow Transportation and Meridian IQ.

3. In the third quarter of 2001, the company completed its acquisition of the 35 percent ownership in Meridian IQ (formerly Transportation.com) that it did not previously own, from its venture capital partners. The cash purchase price of approximately $14.3 million was allocated primarily to goodwill ($10.6 million) and tax benefit receivable ($4.0 million). The results of Meridian IQ have been consolidated in the company's financial statements since September 2001. Prior to the acquisition date, the company accounted for its 65 percent ownership interest under the equity method of accounting due to substantive participating rights of the minority investors. Losses on the company's investment were recorded in non-operating expenses, until the acquisition date.

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the company's 2001 Annual Report to Shareholders. Management fees and other corporate services are charged to segments based on direct benefit received or allocated based on revenues. The following table summarizes the company's operations by business segment (in thousands):

                                Yellow                                Meridian      Corporate
                        Transportation           Saia        Jevic          IQ      and Other  Consolidated
                        --------------       --------     --------    --------      ---------  ------------
As of June 30, 2002
  Identifiable assets       $  769,875       $279,246     $158,630     $28,768        $(3,330)   $1,233,189

As of December 31, 2001
  Identifiable assets       $  757,484       $275,852     $231,520     $17,641        $ 3,280    $1,285,777

Three months ended
 June 30, 2002
   Operating Revenue        $  628,215       $124,027     $ 72,461     $18,942        $(1,096)   $  842,549
   Income from operations       10,524          6,010          832        (455)        (3,375)       13,536

Three months ended
 June 30, 2001
   Operating Revenue        $  628,968       $122,988     $ 72,647     $   445        $  (278)   $  824,770
   Income from operations       14,354          3,803        1,554        (723)        (1,353)       17,635

Six months ended
 June 30, 2002
  Operating revenue         $1,192,858       $239,055     $140,970     $34,344        $(2,338)   $1,604,889
  Income from operations        17,185          9,651        1,800      (1,971)        (5,025)       21,640

Six months ended
 June 30, 2001
  Operating revenue         $1,264,933       $242,107     $149,504     $   898        $  (694)   $1,656,748
  Income from operations        27,955          1,501        3,859      (1,019)        (2,218)       30,078

     The three months and six months ended June 30, 2001 segment data presented for Meridian IQ represents the results of operations of other non-asset based services. As previously discussed in note 3, Transportation.com was accounted for under the equity method of accounting during the first six months of 2001. Accordingly, nonoperating expenses include losses from Transportation.com of $1.9 million in the second quarter of 2001 and $4.4 million in the first six months of 2001. If Transportation.com had been consolidated in 2001, Meridian IQ revenue would have been $7.7 million and $14.4 million and operating losses would have been $3.6 million and $8.6 million for the three months ended June 30, 2001 and six months ended June 30, 2001, respectively.

6. The difference between average common shares outstanding used in the computation of basic earnings per share and fully diluted earnings per share is attributable to outstanding common stock options.

7. The company's comprehensive income includes net income, changes in the fair value of interest rate swaps and foreign currency translation adjustments. Comprehensive income for the second quarter ended June 30, 2002 and 2001 was $6.4 million and $5.7 million, respectively. Comprehensive income
     (loss) for the six months ended June 30, 2002 and 2001 was $(65.2) million and $5.7 million, respectively.

8. On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets (Statement No. 142), that was adopted by the company on January 1, 2002. Statement No. 142 requires that upon adoption and at least annually thereafter, the company assess goodwill impairment by applying a fair value based test. With the adoption of Statement No. 142, goodwill will no longer be subject to amortization resulting in an increase in annualized operating income and net income of $3.0 million.

     At December 31, 2001 the Company had $100.6 million of goodwill on its consolidated balance sheet, consisting primarily of $75.2 million remaining from the acquisition of Jevic. In valuing the goodwill of Jevic the company used an estimate of that business unit's discounted cash flows in measuring whether goodwill was recoverable. Based on this estimate, the company has determined that 100 percent of the Jevic goodwill was impaired due to lower business volumes, compounded by a weak economy, and an increasingly competitive business environment. As a result, the company recorded a non-cash charge of $75.2 million in the first quarter 2002, which was reflected as a cumulative effect of a change in accounting principle.

     The carrying amount of goodwill attributed to each reportable operating segment with goodwill balances and changes follows (in thousands):

                                              Impairment
                       December 31, 2001      Adjustment        June 30, 2002
                       ------------------------------------------------------
     Saia                 $  14,796           $    --             $  14,796
     Jevic                   75,175             (75,175)               --
     Meridian IQ             10,600                --                10,600
                       ------------------------------------------------------
                          $ 100,571           $ (75,175)          $  25,396

     In connection with adopting Statement No. 142, the company also reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The components of amortized intangible assets follow (in thousands):


                                   June 30, 2002                December 31, 2001
                          Gross Carrying    Accumulated   Gross Carrying    Accumulated
                              Amount        Amortization       Amount       Amortization
                          --------------------------------------------------------------
     Contract Based            $2,238          $  976          $2,238          $843
     Technology Based             231              48             231            19
     Other                         42               9              42             3
                          ------------------------------------------------------------
                               $2,511          $1,033          $2,511          $865


     Amortization expense for intangible assets for the three months ended June 30, 2002 was $127,583, for the six months ended June 30, 2002 was $167,339, and is estimated to be $422,505 for the full year 2002. Estimated amortization expense for the next five fiscal years follows (in thousands):

                                              Estimated
                                            Amortization
                                               Expense
                                            ------------
                    2003                           $ 423
                    2004                             405
                    2005                             315
                    2006                             121
                    2007                               -

     Actual results of operations before cumulative effect of accounting change for the three and six months ended June 30, 2002, and proforma results of operations for the three and six months ended June 30, 2001 had the company applied the nonamortization provisions of Statement No. 142 in those periods follow (in thousands, except per share amounts):

                                                Quarter Ended               Six Months Ended
                                                   June 30,                     June 30,
                                               2002        2001             2002        2001
                                         -------------------------------------------------------
Reported income before cumulative
   effect of accounting change               $ 6,220      $ 5,656         $ 8,359       $ 7,402
Add: Goodwill amortization                         -          769               -         1,502
                                         ------------------------------------------------------
Adjusted income before cumulative
   effect of accounting change               $ 6,220      $ 6,425         $ 8,359       $ 8,904

Basic earnings per share:
 Reported income before cumulative
   effect of accounting change               $   .22      $   .23         $   .31       $   .31
 Goodwill amortization                             -          .03               -           .06
                                         ------------------------------------------------------
 Adjusted income before cumulative
   effect of accounting change               $   .22      $   .26         $   .31       $   .37

Diluted earnings per share:
 Reported income before cumulative
   effect of accounting change               $   .22      $   .23         $   .31       $   .31
 Goodwill amortization                             -          .03               -           .06
                                         ------------------------------------------------------
 Adjusted income before cumulative
   effect of accounting change               $   .22      $   .26         $   .31       $   .37

Item 2.     Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

FINANCIAL CONDITION

                   June 30, 2002 Compared to December 31, 2001

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

At June 30, 2002, the company did not have any outstanding borrowings against the $300 million bank credit agreement, which expires in April 2004. This facility is also the source of letters of credit used to provide collateral for the self-insurance programs of the company, primarily in the areas of workers' compensation and auto liability. Letter of credit requirements have increased significantly during 2002. Insurance providers have increased collateral requirements in response to the events of September 11 and the bankruptcies of several large companies. In addition, the availability of surety bonds, an alternative form of insurance collateral, has decreased due to the same factors.

The following table provides the components of the available unused capacity under the bank credit agreement at June 30, 2002 and December 31, 2001 (amounts in thousands):

                                      June 30, 2002    December 31, 2001
                                      -------------    -----------------
Total available                        $ 300,000          $ 300,000
Outstanding borrowings                      -               (85,000)
Letters of credit                       (163,000)           (90,000)
                                       ----------         ---------
Available unused capacity              $ 137,000          $ 125,000

The company intends to refinance under the bank credit facility all other debt maturing within one year, (zero at June 30, 2002 and $22.0 million at December 31, 2001), and has classified these amounts as long-term debt on the balance sheet.

Since it involves the sale of accounts receivable, utilization of the $200 million ABS facility impacts the accounting presentation of current assets, and therefore impacts working capital. The following table summarizes the impact of the ABS agreement had it been reflected on the balance sheet (in thousands):

                                                  June 30, 2002                                 December 31, 2001
                                -----------------------------------------------------------------------------------------------
                                  As Reported     ABS Facility      Adjusted      As Reported      ABS Facility      Adjusted
                                -----------------------------------------------------------------------------------------------
Current Assets:
 Cash                              $  19,514        $    --         $  19,514       $  20,694        $    --         $  20,694
 Accounts receivable                 287,722          119,500         407,222         208,267          141,500         349,767
 Prepaid expenses & other             42,706             --            42,706          83,449             --            83,449
                                -----------------------------------------------------------------------------------------------
 Total current assets              $ 349,942        $ 119,500       $ 469,442       $ 312,410        $ 141,500       $ 453,910

Current Liabilities:
 Accounts payable and
   Checks outstanding              $ 106,284        $    --         $ 106,284       $ 128,343        $    --         $ 128,343
 Wages & employees' benefits         148,946             --           148,946         130,806             --           130,806
 Other current liabilities           112,875             --           112,875         103,778             --           103,778
                                -----------------------------------------------------------------------------------------------
 Total current liabilities,
   Excl current maturities         $ 368,105        $    --         $ 368,105       $ 362,927        $    --         $ 362,927
                                -----------------------------------------------------------------------------------------------
Working Capital                    $ (18,163)       $ 119,500       $ 101,337       $ (50,517)       $ 141,500       $  90,983

Total debt                         $ 107,015        $ 119,500       $ 226,515       $ 220,026        $ 141,500       $ 361,526

As reported, working capital excluding current maturities of long-term debt at June 30, 2002 was $(18.2) million, up from $(50.5) million at December 31, 2001. However, treating the ABS facility as though it was on the balance sheet provides a clearer economic view of working capital. Including adjustments for the ABS facility, working capital at June 30, 2002 was $101.3 million, up $10.3 million from $91.0 million at year-end. Current assets increased $15.5 million primarily due to an increase in accounts receivable resulting from additional business volumes. Current liabilities increased $5.2 million from year-end, as decreased accounts payable were offset by increases in accrued wages and employees' benefits.

The $91.3 million of other net cash from operating activities for the six months ended June 30, 2002 is made up primarily of changes in other working capital items. Prepaid expenses and other decreased $40.7 million from December 31, 2001 primarily due to the amortization of a prefunded benefit contribution for the company's employees covered by collective bargaining agreements. Wages and employees' benefits increased $18.1 million from December 31, 2001 primarily due to the timing of vacation payments (accrued but not paid). Additionally, claims, insurance and other long-term liabilities increased $21.1 million from December 31, 2001 primarily due to timing of pension payments (accrued but not paid) and increased workers' compensation reserves.

Net capital expenditures for property and equipment during the first six months of 2002 were $47.1 million, compared to $69.2 million during the first six months of 2001. The decrease in capital expenditures is due primarily to timing of revenue equipment purchases in 2002 compared to 2001, and higher spending in 2001 for a large terminal facility at Yellow Transportation. Full year 2002 revenue equipment spending is expected to be near 2001 levels, and total net capital expenditures are expected to be approximately $100 million.

In mid April 2002 the company completed the equity offering of 3.4 million shares and a fifteen percent over-allotment of .5 million shares at a price of $25.50 per share. The company received $93.8 million of net proceeds from the offering. The net proceeds were used to repay debt and will provide working capital for investments in the company's growth strategy.

A registration statement on Form 10 for SCS Transportation was filed on July 19, 2002 with the SEC containing details of the distribution and important financial and other information about SCS Transportation, including risk factors related to SCS Transportation and the distribution. The spin-off, which is intended to be tax-free to Yellow and to Yellow stockholders, is subject to a number of conditions, including the receipt of a favorable ruling from the Internal Revenue Service or from outside tax advisors, the absence of any legal restraints or prohibitions preventing the consummation of the distribution, final action by the Board of Directors of Yellow to set the record date and distribution date for the spin-off and the effectiveness of the registration statement.

It is expected that Yellow shareholders will receive one share of SCS Transportation common stock for every two shares of Yellow common stock they own as of the record date. In addition, at or around the time of the spin-off, it is anticipated that SCS Transportation will raise approximately $150 million pursuant to one or more credit facilities that will be utilized in part to repay indebtedness owed to Yellow and in part for general working capital purposes.

On July 22, 2002, Meridian IQ announced that it had reached a tentative agreement to acquire MegaSys, Inc. (MegaSys), a Greenwood, Indiana based provider of non-asset transportation and logistics management services. MegaSys offers carrier procurement, routing and scheduling, audit and payment, and other shipment management capabilities. Meridian IQ expects the acquisition to be completed by mid-August.

On July 23, 2002, Meridian IQ announced that it had acquired selected assets of Clicklogistics, Inc. (Clicklogistics), a provider of non-asset transportation and logistics management services, for a nominal purchase price. Meridian IQ acquired certain material assets, consisting primarily of customer contracts and key employees within the Clicklogistics sales, operations and professional services group.

RESULTS OF OPERATIONS

             Comparison of Three Months Ended June 30, 2002 and 2001

Net income for the second quarter ended June 30, 2002 was $6.2 million, or $.22 per share, compared with net income of $5.7 million, or $.23 per share in the second quarter of 2001. The second quarter of 2001 included expense of $.8 million, or $.03 per share, related to the amortization of goodwill for SCS Transportation. Beginning in 2002, with the adoption of Statement No. 142, goodwill is no longer amortized but is periodically tested for impairment.

Consolidated operating revenue for the second quarter of 2002 was $843 million, up 2.2 percent from $825 million in the second quarter of 2001. Consolidated operating income was $13.5 million, compared to $17.6 million in the prior year. Second quarter 2001 results included $2.2 million of unusual item costs, primarily related to the integration of WestEx, Inc. and Action Express into Saia.

Higher workers' compensation expenses impacted consolidated operating results. Rising health care costs over the past several years have resulted in the ultimate cost of claims being higher than were originally anticipated. On a consolidated basis, workers' compensation costs are up over 70 percent from the second quarter of last year. The company has in place aggressive claims management programs, but expects the impact of increased claims costs to continue in the near term.

Yellow Transportation, the company's largest subsidiary, reported second quarter 2002 operating income of $10.5 million, down from $14.4 million in the second quarter of 2001. Yellow Transportation revenue for the second quarter of 2002 was $628 million, down slightly from $629 million in the prior year. The operating ratio was 98.3 for the second quarter of 2002, compared with 97.7 a year earlier.

Yellow Transportation second quarter 2002 LTL tonnage per day increased by 1.3 percent and the number of LTL shipments per day increased 1.1 percent compared to the second quarter of 2001. The primary reasons for the increase in volumes are a slowly improving economy, some selective gains in market share and growth in premium services. LTL revenue per hundred weight, excluding fuel surcharge, for the second quarter of 2002 was up .8 percent over the second quarter of 2001.

Meridian IQ was formed earlier this year, and formally launched in March, as the Yellow platform for non-asset-based transportation services. These capabilities include international and domestic freight forwarding services, multi-modal brokerage services and transportation management solutions.

Meridian IQ operating revenue for the second quarter of 2002 was $19 million and operating losses were $.5 million, which is an improvement from the $1.5 million loss in the first quarter of 2002, and consistent with company expectations for this newly formed entity.

Consolidated operating revenue for SCS Transportation was $196 million for the second quarter of 2002, unchanged from $196 million a year ago. Operating income for the second quarter of 2002 was $6.8 million, compared to $5.1 million in the previous year. Second quarter 2001 operating income included expense of $.8 million related to the amortization of goodwill and $1.4 million of unusual item costs related to the March 2001 integration of WestEx, Inc. and Action Express into Saia. All prior period amounts for Saia have been restated to reflect this merger.

At Saia, second quarter 2002 revenue was $124 million and operating income was $6.0 million, compared with revenue of $123 million and operating income of $3.8 million in the second quarter of 2001, which included $1.4 million of integration costs. The second quarter 2002 operating ratio was 95.2, compared with 95.7 (excluding integration costs) in the second quarter of 2001. Saia LTL tonnage for the second quarter of 2002 was up 5.0 percent and LTL shipments were up 4.5 percent on a per-day basis over the second quarter of 2001. However, Saia LTL revenue per hundred weight, excluding fuel surcharge for the second quarter of 2002 was down 2.7 percent over the second quarter of 2001 due to planned mix changes designed to replace selected poor performing business with more profitable accounts and competitive pressures.

Jevic reported second quarter 2002 revenue of $72.5 million and operating income of $.8 million. On a comparative basis, Jevic had second quarter 2001 revenue of $72.6 million and operating income of $1.6 million. The second quarter of 2002 operating ratio for Jevic was 98.9, compared with 97.9 in the second quarter of 2001. The second quarter of 2002 included a $1.5 million charge due to unfavorable development in workers' compensation claims. Excluding this item, operating results relating directly to the second quarter improved from the prior period. Jevic total tonnage per day for the second quarter of 2002 was up
1.7 percent, consisting of a 0.5 percent decline in LTL volumes and a 3.5 percent increase in truckload volumes compared to the second quarter of 2002. Excluding the fuel surcharge, total revenue per hundred weight was down 1.6 percent consisting of a 0.6 percent improvement in LTL yields and a 3.2 percent decline in truckload pricing. Overall, the pricing environment for Jevic has stabilized although rates remain weak due to pricing pressures over the past two years.

Corporate and other expenses were $3.4 million in the second quarter of 2002, compared to $1.4 million in the second quarter of 2001. The increase is due primarily to higher self-insurance retention reserves, higher incentive compensation accruals and professional service costs related to the spin-off of SCS Transportation.

Nonoperating expenses were $3.6 million in the second quarter of 2002 compared to $7.5 million in the second quarter of 2001. The second quarter of 2001 had $1.9 million of Transportation.com business development costs and $2.0 million higher financing costs, including interest expense and ABS borrowing costs due to higher interest rates and higher average borrowings outstanding. The effective tax rate was 37.2 percent in the second quarter of 2002 compared to
44.0 percent in the second quarter of 2001. This decrease in tax rate is due to a variety of factors including the projected full-year profit before tax, the implementation of prudent tax planning strategies and decreased travel and entertainment expenses.

              Comparison of Six Months Ended June 30, 2002 and 2001

Net income (loss) for the six months ended June 30, 2002 was $(66.8) million, or $(2.47) per share, compared with net income of $7.4 million, or $.31 per share in the first half of 2001. The first half of 2002 included a non-cash charge of $75.2 million for the impairment of goodwill associated with Jevic, which was recorded as a cumulative effect of change in accounting for goodwill. The first half of 2001 included expense of $1.5 million, or $.06 per share, related to the amortization of goodwill attributable to SCS Transportation.

Consolidated operating revenue for the first half of 2002 was $1.6 billion, down
3.1 percent from $1.7 billion in the first half of 2001. Consolidated operating income was $21.6 million, compared to $30.1 million in the prior year.

Yellow Transportation reported operating income of $17.2 million for the first half of 2002 down from $28.0 million in the first half of 2001. Yellow Transportation revenue for the first half of 2002 was $1.2 billion, down 5.0 percent, on a per-day basis, from $1.3 billion in the first half of 2001. The 2002 first half operating ratio was 98.6, compared with 97.8 a year earlier.

Yellow Transportation first half 2002 LTL tonnage per day decreased by 3.0 percent and the number of LTL shipments per day decreased 3.4 percent from the first half of 2001. LTL revenue per hundred weight, excluding fuel surcharge, was up .4 percent over the first half of 2001.

Meridian IQ operating revenue for the first half of 2002 was $34.3 million and operating losses were $2.0 million. Meridian IQ has had consistent month-over-month revenue and operating income improvement and results are consistent with company expectations for this newly formed entity.

Consolidated operating revenue for SCS Transportation for the first half of 2002 was $380 million down from $392 million in the first half of 2001. Operating income was $11.6 million in the first half of 2002, compared to $4.8 million in the first half of 2001. First half 2001 included expense of $1.5 million related to the amortization of goodwill and $6.8 million of unusual item costs related to the March 2001 integration of WestEx, Inc. and Action Express into Saia.

For the first half of 2002, Saia revenue was $239 million compared to $242 million in 2001. Operating income in the first half of 2002 was $9.7 million, compared with operating income of $1.5 million in the first half of 2001, which included $6.8 million of integration costs.

Jevic reported revenue of $141 million for the first half of 2002 compared to $150 million in the first half of 2001. Operating income was $1.8 million in the first half of 2002, compared to $3.9 million in the first half of 2001. Most of the deterioration in operating income was a result of higher workers' compensation costs in the second quarter as described earlier and weak performance in the first quarter due to economic and competitive conditions.

Corporate and other expenses were $5.0 million in the first half of 2002, compared to $2.2 million in the first half of 2001. The increase is due primarily to higher self-insurance retention reserves, higher incentive compensation accruals and professional service costs related to the spin-off of SCS Transportation.

Nonoperating expenses were $8.1 million in the first half of 2002, compared to $16.9 million in the first half of 2001. The first half of 2001 had $4.4 million of Transportation.com business development costs and $4.4 million higher financing costs, including interest expense and ABS borrowing costs, due to higher interest rates and higher average borrowings. The effective tax rate was
38.2 percent in the first half of 2002 compared to 44.0 percent in the first half of 2001. The decrease in tax rate is due to the factors described earlier in the results of operations for the three months ended June 30, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to a variety of market risks, including the effects of interest rates, fuel prices and foreign currency exchange rates. To ensure adequate funding through seasonal business cycles and minimize overall borrowing costs, the company utilizes a variety of both fixed rate and variable rate financial instruments with varying maturities. At June 30, 2002 approximately 55 percent of the company's debt and off-balance sheet financing is at variable rates with the balance at fixed rates. The company uses interest rate swaps to hedge a portion of its exposure to variable interest rates. The company has hedged approximately 44 percent of its variable debt.

The company's revenues and operating expenses, assets and liabilities of its Canadian and Mexican subsidiaries are denominated in foreign currencies, thereby creating exposures to changes in exchange rates. However, the risks related to foreign currency exchange rates are not material to the company's consolidated financial position or results of operations.

The following table provides information about the company's financial instruments as of June 30, 2002. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. For interest rate swaps the table presents notional amounts (in millions) and weighted average interest rates by contractual maturity.

Debt Instrument Information

                                                                                                There-                 Fair
                               2002            2003             2004       2005       2006      After     Total        Value
                              ------          ------           ------     ------     ------     ------    ------       -----
Fixed Rate Debt               $    0.1        $   24.5         $   16.3   $   17.9   $    8.7   $   34.5  $   102.0    $ 109.8
 Average interest rate           6.37%           6.02%            6.78%      6.62%      6.79%      6.85%
Variable Rate Debt            $    0.1        $    0.1         $    0.2   $    4.6          -          -  $     5.0    $   5.0
 Average interest rate           4.01%  (1)
Off Balance Sheet ABS         $  119.5                                                                    $   119.5    $ 119.5
 Average interest rate           1.96%
Interest Rate Swaps
 Notional amount              $    0.1        $   50.1  (2)    $    0.2   $    4.6          -          -  $    55.0    $  57.6
  Avg. pay rate (fixed)          7.65%           6.06%            7.65%      7.65%        N/A        N/A
  Avg. receive rate              4.01%           1.88%  (2)       4.01%      4.01%        N/A        N/A
    (variable)

(1) Weighted average variable rates are based on the 90-day commercial paper rate as of June 30, 2002.

(2) Includes a $50 million interest rate swap on the ABS facility. The variable rate on the ABS swap is 1.88% based on the 3-month LIBOR as of June 18, 2002.

Yellow Transportation, Saia and Jevic, each have implemented effective fuel surcharge programs. These programs are well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national diesel fuel prices and is reset weekly, company exposure to fuel price volatility is significantly reduced.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders  - None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxyley Act of 2002, filed herewith.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxyley Act of 2002, filed herewith.


(b) Reports on Form 8-K

On May 17, 2002, a Form 8-K was filed under Item 4, Changes in Registrant's Certifying Accountant, which stated that the Audit Committee approved dismissal of Arthur Andersen LLP as the company's independent auditors and appointed KPMG LLP to serve as the company's independent auditors for the year ending December 31, 2002.

On May 22, 2002, a Form 8-K was filed under Item 5, Other Events, which reported that Yellow Transportation, a Yellow Corporation subsidiary, announced that it will implement a general rate increase averaging 5.9 percent effective June 3, 2002.

On July 19, 2002, a Form 8-K was filed under Item 5, Other Events, which reported that the company announced its Board of Directors has formally approved the terms of the spin-off of its 100% interest in SCS Transportation, the holding company for its regional operating companies, Saia and Jevic, to its shareholders. The Board of Directors of Yellow anticipates that the spin-off will occur during the third quarter of 2002.

On August 7, 2002, a Form 8-K was filed under Item 9, Regulation FD Disclosure, William D. Zollars, Yellow Corporation's Chief Executive Officer, and Donald G. Barger, Jr., Yellow Corporation's Chief Financial Officer, have each executed a Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

                              Yellow Transportation
                              Financial Information
           For the Quarter and Six Months Ended June 30, 2002 and 2001
                             (Amounts in thousands)

                                              Second Quarter                                Six Months
                                      ------------------------------             ---------------------------------
                                              2002            2001       %             2002            2001            %
                                      ----------------------------------------------------------------------------------------
Operating revenue                          628,215          628,968     (0.1)       1,192,858        1,264,933       (5.7)

Operating income --
 Before unusual items                       10,994           15,351    (28.4)          18,225           29,579      (38.4)
Operating income -- as reported             10,524           14,354    (26.7)          17,185           27,955      (38.5)

Operating ratio --
 Before unusual items                         98.2             97.6                      98.5             97.7
Operating ratio -- as reported                98.3             97.7                      98.6             97.8

Total assets at June 30                                                               769,875          709,768


                                                                                                Second Quarter
                                                                                        ---------------------------------
                                                     Second Quarter                             Amount/Workday
                                             ---------------------------                ---------------------------------
                                                 2002            2001           %            2002             2001            %
                                             ---------------------------------------------------------------------------------------
Workdays                                                                                      64               64

Financial statement          LTL                585,826          580,462        0.9           9,153.5          9,069.7       0.9
Revenue                      TL                  44,255           48,369       (8.5)            691.5            755.8      (8.5)
                             Other               (1,866)             137        n/m             (29.2)             2.1       n/m
                             Total              628,215          628,968       (0.1)          9,815.8          9,827.6      (0.1)

Revenue excluding            LTL                585,826          580,462        0.9           9,153.5          9,069.7       0.9
Revenue recognition          TL                  44,255           48,369       (8.5)            691.5            755.8      (8.5)
Adjustment                   Other                    -              368        n/m               -                5.8       n/m
                             Total              630,081          629,199        0.1           9,845.0          9,831.3       0.1

Tonnage                      LTL                  1,536            1,516        1.3             23.99            23.69       1.3
                             TL                     297              308       (3.5)             4.65             4.82      (3.5)
                             Total                1,833            1,824        0.5             28.64            28.51       0.5

Shipments                    LTL                  3,084            3,051        1.1             48.20            47.67       1.1
                             TL                      41               42       (3.5)             0.63             0.66      (3.5)
                             Total                3,125            3,093        1.0             48.83            48.33       1.0

Revenue/cwt.                 LTL                  19.07            19.14       (0.4)
                             TL                    7.44             7.85       (5.2)
                             Total                17.19            17.23       (0.2)

Revenue/cwt.                 LTL                  18.76            18.61        0.8
 (excl fuel surcharge)       TL                    7.35             7.67       (4.2)
                             Total                16.90            16.76        0.8

Revenue/shipment             LTL                 189.94           190.23       (0.2)
                             TL                1,091.07         1,150.57       (5.2)
                             Total               201.63           203.28       (0.8)

                          Saia Motor Freight Line, Inc.
                              Financial Information
           For the Quarter and Six Months Ended June 30, 2002 and 2001
                             (Amounts in thousands)



                                                        Second Quarter                               Six Months
                                                -------------------------------              --------------------------
                                                    2002            2001            %           2002            2001          %
                                                ------------------------------------------------------------------------------------
Operating revenue                                     124,027         122,988      0.8         239,055          242,107      (1.3)

Operating income --
 before unusual items                                   6,029           5,059     19.2           9,869            8,109       21.7
Operating income --
 as reported *                                          6,010           3,803     58.0           9,651            1,501       n/m

Operating ratio --
 before unusual items                                    95.1            95.9                     95.9             96.7
Operating ratio -- as reported                           95.2            96.9                     96.0             99.4

Total assets at June 30                                                                        279,246          287,494



                                                                                                   Second Quarter
                                                        Second Quarter                             Amount/Workday
                                                ---------------------------                -----------------------------
                                                    2002            2001            %           2002             2001          %
                                                ------------------------------------------------------------------------------------
Workdays                                                                                         64               64

Financial statement           LTL                   114,027        113,132          0.8          1,781.7         1,767.7        0.8
Revenue                       TL                     10,000          9,856          1.5            156.3           154.0        1.5
                              Total                 124,027        122,988          0.8          1,938.0         1,921.7        0.8

Revenue excluding             LTL                   114,361        113,151          1.1          1,786.9         1,768.0        1.1
revenue recognition           TL                     10,029          9,858          1.7            156.7           154.0        1.7
adjustment                    Total                 124,390        123,009          1.1          1,943.6         1,922.0        1.1

Tonnage                       LTL                       598            569          5.0             9.35            8.90        5.0
                              TL                        144            143          1.0             2.25            2.23        1.0
                              Total                     742            712          4.2            11.60           11.13        4.2

Shipments                     LTL                     1,120          1,072          4.5            17.50           16.75        4.5
                              TL                         18             16         11.0             0.28            0.25       11.0
                              Total                   1,138          1,088          4.6            17.78           17.00        4.6

Revenue/cwt.                  LTL                      9.56           9.94         (3.8)
                              TL                       3.48           3.46          0.8
                              Total                    8.38           8.64         (3.0)

Revenue/cwt.                  LTL                      9.37           9.64         (2.7)
 (excl fuel surcharge)        TL                       3.46           3.42          1.1
                              Total                    7.56           7.71         (2.0)

Revenue/shipment              LTL                    102.13         105.56         (3.2)
                              TL                     567.48         619.26         (8.4)
                              Total                  109.36         113.08         (3.3)


* - 2001 results include $1,440,000 in second quarter and $6,825,000 in first six months of one-time integration costs associated with the merger of WestEx and Action into Saia.

                           Jevic Transportation, Inc.
                              Financial Information
           For the Quarter and Six Months Ended June 30, 2002 and 2001
                             (Amounts in thousands)


                                                        Second Quarter                                Six Months
                                                -----------------------------                -----------------------------
                                                    2002            2001            %            2002             2001          %
                                                ------------------------------------------------------------------------------------
Operating revenue                                72,461           72,647           (0.3)       140,970         149,504        (5.7)

Operating income --
 before unusual items                               810            1,425          (43.2)         1,843           3,743        (50.8)
Operating income -- as reported                     832            1,554          (46.5)         1,800           3,859        (53.4)

Operating ratio --
 before unusual items                              98.9             98.0                          98.7            97.5
Operating ratio -- as reported                     98.9             97.9                          98.7            97.4

Total assets at June 30                                                                        158,630         249,840


                                                                                            Second Quarter
                                               Second Quarter                               Amount/Workday
                                       -----------------------------                     ------------------------
                                            2002           2001            %             2002            2001            %
                                       ------------------------------------------------------------------------------------------
Workdays                                                                                 64               63

Financial statement     LTL                   46,367           46,515     (0.3)              724.5           738.3     (1.9)
revenue                 TL                    24,869           24,940     (0.3)              388.6           395.9     (1.8)
                        Other                  1,225            1,192      2.8                19.1            18.9      1.2
                        Total                 72,461           72,647     (0.3)            1,132.2         1,153.1     (1.8)

Revenue excluding       LTL                   46,661           46,390      0.6               729.1           736.4     (1.0)
revenue recognition     TL                    25,027           24,873      0.6               391.0           394.8     (1.0)
adjustment              Other                  1,225            1,192      2.8                19.1            18.9      1.2
                        Total                 72,913           72,455      0.6             1,139.2         1,150.1     (0.9)

Tonnage                 LTL                      257              254      1.1                4.02            4.03     (0.5)
                        TL                       333              317      5.2                5.20            5.03      3.5
                        Total                    590              571      3.4                9.22            9.07      1.7

Shipments               LTL                      215              207      3.7                3.36            3.29      2.1
                        TL                        36               35      3.0                0.57            0.56      1.4
                        Total                    252              242      3.6                3.93            3.85      2.0

Revenue/cwt.            LTL                     9.08             9.12     (0.5)
                        TL                      3.76             3.93     (4.3)
                        Total                   6.07             6.24     (2.7)

Revenue/cwt.            LTL                     8.91             8.86      0.6
 (excl fuel surcharge)  TL                      3.69             3.81     (3.2)
                        Total                   5.96             6.06     (1.6)

Revenue/shipment        LTL                   217.05           223.82     (3.0)
                        TL                    690.25           706.92     (2.4)
                        Total                 285.34           293.93     (2.9)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  YELLOW CORPORATION
                                                  -------------------------
                                                  Registrant


Date:   August 7, 2002                              /s/  William D. Zollars
     ------------------                           ----------------------------
                                                  William D. Zollars
                                                  Chairman of the Board of
                                                  Directors, President & Chief
                                                  Executive Officer


Date:   August 7, 2002                              /s/  Donald G. Barger, Jr.
     ------------------                           ----------------------------
                                                  Donald G. Barger, Jr.
                                                  Senior Vice President
                                                  & Chief Financial Officer