Form 10-Q
period 2002-09-30
YELLOW CORP
filed 2002-11-14
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ----------------------

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

                                   No Changes
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at October 31, 2002
             -----                             -------------------------------
Common Stock, $1 Par Value Per Share                    29,381,181 shares

                               YELLOW CORPORATION


                                      INDEX

Item                                                                    Page
----                                                                    ----

                                     PART I

1. Financial Statements

   Consolidated Balance Sheets -
      September 30, 2002 and December 31, 2001                            3

   Statements of Consolidated Operations -
      Three and Nine Months Ended September 30, 2002 and 2001             4

   Statements of Consolidated Cash Flows -
      Nine Months Ended September 30, 2002 and 2001                       5

   Notes to Consolidated Financial Statements                             6

2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations                      15

3. Quantitative and Qualitative Disclosures About Market Risk            22

4. Controls and Procedures                                               24

                                     PART II
1. Legal Proceedings                                                     25

2. Changes in Securities and Use of Proceeds                             25

3. Defaults Upon Senior Securities                                       25

4. Submission of Matters to a Vote of Security Holders                   25

5. Other Information                                                     25

6. Exhibits and Reports on Form 8-K                                      25

Signatures                                                               28

Certifications                                                           29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS
                       Yellow Corporation and Subsidiaries
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                        September 30,   December 31,
                                                           2002             2001
                                                        ------------    ------------
ASSETS

CURRENT ASSETS:
    Cash                                                $     16,198    $     19,214
    Accounts receivable                                      294,889         124,880
    Prepaid expenses and other                                28,254          75,858
    Current assets of discontinued operations                     --          92,458
                                                        ------------    ------------
        Total current assets                                 339,341         312,410
                                                        ------------    ------------

PROPERTY AND EQUIPMENT:
    Cost                                                   1,665,986       1,656,298
    Less - Accumulated depreciation                        1,108,027       1,096,766
                                                        ------------    ------------
        Net property and equipment                           557,959         559,532
                                                        ------------    ------------
Goodwill and other assets                                     34,914          15,345
Noncurrent assets of discontinued operations                      --         398,490
                                                        ------------    ------------
        Total assets                                    $    932,214    $  1,285,777
                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and checks outstanding             $     83,670    $     97,528
    Wages and employees' benefits                            129,064         103,990
    Other current liabilities                                105,225          96,740
    Current maturities of long-term debt                          52           6,281
    Current liabilities of discontinued operations                --          64,669
                                                        ------------    ------------
        Total current liabilities                            318,011         369,208
                                                        ------------    ------------
OTHER LIABILITIES:
    Long-term debt                                            84,300         213,745
    Deferred income taxes                                     36,129          33,868
    Claims, insurance and other                              125,815         110,326
    Noncurrent liabilities of discontinued operations             --          67,641
                                                        ------------    ------------
        Total other liabilities                              246,244         425,580
                                                        ------------    ------------

SHAREHOLDERS' EQUITY:
    Common stock, $1 par value per share                      31,464          31,028
    Capital surplus                                           72,701          41,689
    Retained earnings                                        311,279         537,496
    Unamortized restricted stock awards                       (1,175)             --
    Accumulated other comprehensive income (loss)             (5,008)         (6,252)
    Treasury stock                                           (41,302)       (112,972)
                                                        ------------    ------------
        Total shareholders' equity                           367,959         490,989
                                                        ------------    ------------
        Total liabilities and shareholders' equity      $    932,214    $  1,285,777
                                                        ============    ============

        The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                       Yellow Corporation and Subsidiaries
         For the Three and Nine Months Ended September 30, 2002 and 2001
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                               Three Months                   Nine Months
                                        --------------------------    --------------------------
                                            2002          2001           2002            2001
                                        -----------    -----------    -----------    -----------
OPERATING REVENUE                       $   682,473    $   639,462    $ 1,907,336    $ 1,904,599
                                        -----------    -----------    -----------    -----------

OPERATING EXPENSES:
    Salaries, wages and benefits            444,659        417,999      1,264,680      1,243,225
    Operating expenses and supplies          97,808        101,698        271,629        309,090
    Operating taxes and licenses             18,849         18,849         55,950         57,522
    Claims and insurance                     14,881         14,203         45,103         42,056
    Depreciation and amortization            20,517         18,905         58,928         57,756
    Purchased transportation                 66,559         55,726        181,276        157,616
    Unusual items                             5,718           (734)         7,421          1,009
                                        -----------    -----------    -----------    -----------
        Total operating expenses            668,991        626,646      1,884,987      1,868,274
                                        -----------    -----------    -----------    -----------
INCOME FROM OPERATIONS                       13,482         12,816         22,349         36,325
                                        -----------    -----------    -----------    -----------

NONOPERATING (INCOME) EXPENSES:
    Interest expense                          1,306          2,320          5,053          6,157
    ABS facility charges                        756          1,782          2,225          6,855
    Loss on equity method investment             --          1,344             --          5,741
    Other, net                                  (54)          (580)          (256)        (1,340)
                                        -----------    -----------    -----------    -----------
        Nonoperating expenses, net            2,008          4,866          7,022         17,413
                                        -----------    -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                      11,474          7,950         15,327         18,912

INCOME TAX PROVISION                          4,177          2,802          5,549          7,395
                                        -----------    -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS             7,297          5,148          9,778         11,517

Income (loss) from discontinued
    operations, net                         (48,578)         1,330       (117,875)         2,363
                                        -----------    -----------    -----------    -----------

NET INCOME (LOSS)                       $   (41,281)   $     6,478    $  (108,097)   $    13,880
                                        ===========    ===========    ===========    ===========

AVERAGE SHARES OUTSTANDING-BASIC             29,175         24,497         27,525         24,234
                                        ===========    ===========    ===========    ===========

AVERAGE SHARES OUTSTANDING-DILUTED           29,523         24,854         27,882         24,533
                                        ===========    ===========    ===========    ===========


BASIC EARNINGS (LOSS) PER SHARE:
    Income from continuing operations   $      0.25    $      0.21    $      0.35    $      0.47
    Income (loss) from discontinued
        operations                            (1.66)          0.05          (4.28)          0.10
                                        -----------    -----------    -----------    -----------
    Net income (loss)                   $     (1.41)   $      0.26    $     (3.93)   $      0.57
                                        -----------    -----------    -----------    -----------

DILUTED EARNINGS (LOSS) PER SHARE:
    Income from continuing operations   $      0.25    $      0.21    $      0.35    $      0.47
    Income (loss) from discontinued
        operations                            (1.65)          0.05          (4.23)          0.10
                                        -----------    -----------    -----------    -----------
    Net income (loss)                   $     (1.40)   $      0.26    $     (3.88)   $      0.57
                                        -----------    -----------    -----------    -----------


        The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                       Yellow Corporation and Subsidiaries
              For the Nine Months Ended September 30, 2002 and 2001
                             (Amounts in thousands)
                                   (Unaudited)

                                                             2002         2001
                                                          ---------    ---------
OPERATING ACTIVITIES:
    Net income (loss)                                     $(108,097)   $  13,880
    Noncash items included in net income (loss):
      Depreciation and amortization                          58,928       57,756
      Loss (income) from discontinued operations            117,875       (2,363)
      Loss on equity method investment                           --        5,741
      Deferred income tax provision (benefit)                (3,186)       4,229
      Losses from property disposals, net                     1,257        1,021
    Changes in assets and liabilities, net:
      Accounts receivable                                   (73,060)      (7,209)
      Accounts receivable securitizations, net              (82,000)       8,500
      Accounts payable and checks outstanding               (25,777)     (41,051)
      Other working capital items                            85,093      (21,840)
      Claims, insurance and other                            15,357        1,303
      Other, net                                              1,978          (48)
    Net change in operating activities of
      discontinued operations                                17,250       44,776
                                                          ---------    ---------

      Net cash from operating activities                      5,618       64,695
                                                          ---------    ---------

INVESTING ACTIVITIES:
    Acquisition of property and equipment                   (59,338)     (78,753)
    Proceeds from disposal of property and equipment          1,789        4,124
    Acquisition of subsidiaries                             (18,712)     (14,300)
    Other                                                        --       (6,378)
    Net capital expenditures of discontinued operations     (24,372)     (14,060)
                                                          ---------    ---------

        Net cash used in investing activities              (100,633)    (109,367)
                                                          ---------    ---------

FINANCING ACTIVITIES:
    Increase (decrease) in long-term debt                  (119,533)      28,703
    Dividend from subsidiary upon spin-off                  110,790           --
    Proceeds from stock options and other, net                6,950       13,983
    Proceeds from issuance of common stock                   93,792           --
                                                          ---------    ---------

        Net cash provided by financing activities            91,999       42,686
                                                          ---------    ---------

NET DECREASE IN CASH                                         (3,016)      (1,986)

CASH, BEGINNING OF PERIOD                                    19,214       20,877
                                                          ---------    ---------

CASH, END OF PERIOD                                       $  16,198    $  18,891
                                                          =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid, net                                    $   6,629    $   4,812
                                                          =========    =========

Interest paid                                             $   9,107    $  10,987
                                                          =========    =========


        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Yellow Corporation and Subsidiaries
                                   (unaudited)


1. The accompanying consolidated financial statements include the accounts of Yellow Corporation and its wholly owned subsidiaries (the company or Yellow).

         The company has prepared the consolidated financial statements, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2001.

2. Yellow Corporation is a holding company with wholly owned operating subsidiaries. Its largest subsidiary, Yellow Transportation, offers a full range of national, regional and international services for the movement of industrial, commercial and retail goods. Meridian IQ is a non-asset based company using Web-native technology to provide customers a single source for transportation management solutions and global shipment management. Yellow Technologies is a captive resource providing innovative technology solutions and services exclusively for Yellow Corporation companies.

         On September 30, 2002, the company completed the 100 percent distribution (the spin-off) of all of its shares of SCS Transportation, Inc. (SCST) to Yellow shareholders of record on September 3, 2002. SCST provides regional overnight and second-day less-than-truckload (LTL) and selected truckload (TL) transportation services through two subsidiaries, Saia Motor Freight Line, Inc. (Saia) and Jevic Transportation, Inc. (Jevic). Shares were distributed on the basis of one share of SCST common stock for every two shares of Yellow common stock. As a result of the spin-off, the company's financial statements have been reclassified to reflect SCST as discontinued operations for all periods presented (see Note 3).

3. As required under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the company evaluated the carrying value of SCST against the fair value, as determined by the market capitalization of SCST at the spin-off date. The following table presents the net assets (carrying value) of SCST compared to the fair value as determined by the market capitalization (in thousands):

                                        September 30,
                                            2002
                                        ------------
Cash                                    $      2,383
Accounts receivable                           99,233
Other current assets                          18,158
Net property, plant and equipment            296,685
Other assets                                  17,925
Accounts payable and accrued expenses        (67,175)
Long-term debt                              (127,100)
Other liabilities                            (69,342)
                                        ------------
  Total net assets (carrying value)          170,767
Fair value at spin-off                      (118,120)
                                        ------------
  Non-cash loss on disposal of SCST     $     52,647
                                        ============

         The company's retained earnings on the Consolidated Balance Sheet was impacted by the spin-off at September 30, 2002, as illustrated below (in thousands):

                                                             Retained
                                                             Earnings
                                                             --------
 Balance, December 31, 2001                                  $ 537,496
   Income from continuing operations
     - nine months ending 9/30/02                                9,778
   Discontinued operations:
      Income from continuing operations
       - nine months ending 9/30/02              9,947
      Loss on disposal of SCST                 (52,647)
      Cumulative effect of change
       in accounting for goodwill              (75,175)
                                             ---------
   Loss from discontinued operations                          (117,875)
   Distribution of SCST at fair value                         (118,120)
                                                             ---------
 Balance, September 30, 2002                                 $ 311,279
                                                             =========

         Summarized results of operations relating to SCST (as reported in discontinued operations) are as follows (amounts in thousands, except per share data):


                                       Three Months Ended September 30     Nine Months Ended September 30
                                       -------------------------------     ------------------------------
                                           2002              2001              2002             2001
                                       ------------      ------------      ------------      ------------
Operating revenue                      $    201,155      $    195,152      $    581,181      $    586,764
Operating expenses                          192,498           188,731           559,751           573,774
                                       ------------      ------------      ------------      ------------
Income from operations                        8,657             6,421            21,430            12,990
Nonoperating expenses, net                    1,635             2,074             4,735             6,386
                                       ------------      ------------      ------------      ------------
Income before income taxes                    7,022             4,347            16,695             6,604
Provision for income taxes                    2,953             3,017             6,748             4,241
                                       ------------      ------------      ------------      ------------
Income from continuing operations             4,069             1,330             9,947             2,363
Loss on disposal of SCST                    (52,647)              --            (52,647)               --
Cumulative effect of change in
  accounting for goodwill                        --                --           (75,175)               --
                                       ------------      ------------      ------------      ------------
Income (loss) from discontinued
  operations                            $   (48,578)     $      1,330      $   (117,875)     $      2,363
                                       ============      ============      ============      ============

Discontinued operations basic
 earnings (loss) per share:
  Income from continuing
   operations                          $       0.14      $       0.05      $       0.36      $       0.10
  Loss on disposal of SCST                    (1.80)               --             (1.91)               --
  Cumulative effect of change in
   accounting for goodwill                       --                --             (2.73)               --
                                       ------------      ------------      ------------      ------------
  Income (loss) from discontinued
   operations                             $   (1.66)     $       0.05      $      (4.28)     $       0.10
                                       ============      ============      ============      ============

Discontinued operations diluted
 earnings (loss) per share:
  Income from continuing
   operations                          $       0.13      $       0.05      $       0.36      $       0.10
  Loss on disposal of SCST                    (1.78)               --             (1.89)               --
  Cumulative effect of change in
   accounting for goodwill                       --                --             (2.70)               --
                                       ------------      ------------      ------------      ------------
  Income (loss) from discontinued
   operations                          $      (1.65)    $        0.05      $      (4.23)     $       0.10
                                       ============      ============      ============      ============


         Management fees and other corporate services previously allocated to SCST were not charged to discontinued operations, as the expenses will continue to be incurred by the company. Interest expense was allocated to discontinued operations based on the overall effective borrowing rate of Yellow applied to the debt reduction realized by Yellow from the spin-off. Interest expense included in discontinued operations was $1.6 million and $2.0 million for the three months ended September 30, 2002 and 2001, respectively, and $4.6 million and $6.3 million for the nine months ended September 30, 2002 and 2001, respectively.

4. In the third quarter of 2001, the company completed its acquisition of the 35 percent ownership in Meridian IQ (formerly Transportation.com) that the company did not previously own, from its venture capital partners. The cash purchase price of approximately $14.3 million was allocated to goodwill of $10.6 million, tax benefit receivable of $4.0 million and miscellaneous assets and liabilities of $(0.3) million. The results of Meridian IQ have been consolidated in the company's financial statements since September 2001. Prior to the acquisition date, the company accounted for its ownership interest under the equity method of accounting due to substantive participating rights of the minority investors. Losses on the company's investment were recorded in non-operating expenses until the acquisition date.

         In July 2002, Meridian IQ announced that it had acquired selected assets, consisting primarily of customer contracts, of Clicklogistics, Inc. (Clicklogistics) for nominal cash consideration and the assumption of certain obligations. Clicklogistics provides non-asset transportation and logistics management services.

         In August 2002, Meridian IQ completed the acquisition of MegaSys, Inc. (MegaSys), a Greenwood, Indiana based provider of non-asset transportation and logistics management services, for approximately $17 million. As part of the acquisition, the company negotiated an earnout arrangement, which provides for contingent consideration to be paid by Yellow upon MegaSys reaching certain levels of cash flow results through December 31, 2005. The company believes the acquisition supports its strategy to grow its non-asset-based business. MegaSys offers carrier procurement, routing and scheduling, audit and payment, and other shipment management capabilities.

5. Unusual items included in the consolidated results of operations are detailed in the following table (in thousands):

                             Three Months Ended September 30      Nine Months Ended September 30
                             -------------------------------      ------------------------------
                                 2002              2001               2002               2001
                             ------------      ------------       ------------       ------------
Property (gains)/losses      $        352      $       (734)      $      1,258       $      1,009
Spin-off fees                       5,275                --              6,179                 --
Other                                  91                --                (16)                --
                             ------------      ------------       ------------       ------------
  Total unusual charges      $      5,718      $       (734)      $      7,421       $      1,009


6. The company reports financial and descriptive information about its reportable operating segments on a basis consistent with that used internally for evaluating segment operating performance and allocating resources to segments.

         The company has two reportable segments, which are strategic business units that offer different, but complementary, transportation services to its customers. Yellow Transportation is a unionized carrier that provides comprehensive national, regional and international transportation services. Meridian IQ provides domestic and international freight forwarding, multi-modal brokerage and transportation management services.

         The segments are managed separately because each requires different operating and technology strategies. The company evaluates performance primarily on income from operations and return on capital. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the company's Annual Report on Form 10-K for the year ended December 31, 2001. Management fees and other corporate services are charged to segments based on direct benefit received or allocated based on revenues. The following table summarizes the company's operations by business segment (in thousands):

                                 Yellow                         Corporate
                             Transportation   Meridian IQ       and Other      Consolidated
                             --------------   -----------       ---------      ------------
As of September 30, 2002
  Identifiable assets         $  856,507      $   59,424       $   16,283       $  932,214

As of December 31, 2001
  Identifiable assets         $  757,484      $   17,641       $   19,704       $ 794,829 (1)

Three months ended
 September 30, 2002
  Operating revenue           $  662,163      $   21,522       $   (1,212)      $  682,473
  Income from operations          22,990              27           (9,535)          13,482

Three months ended
 September 30, 2001
  Operating revenue           $  636,527      $    3,212       $     (277)      $  639,462
  Income from operations          17,362          (1,632)          (2,914)          12,816

Nine months ended
 September 30, 2002
  Operating revenue           $1,855,021      $   55,866       $   (3,551)      $1,907,336
  Income from operations          40,176          (1,944)         (15,883)          22,349

Nine months ended
 September 30, 2001
  Operating revenue           $1,901,460      $    4,110       $     (971)      $1,904,599
  Income from operations          45,318          (2,651)          (6,342)          36,325

(1) The December 31, 2001 total assets per the Consolidated Balance Sheets include $490,948 of assets related to discontinued operations not represented above.

         The three months and nine months ended September 30, 2001 segment data presented for Meridian IQ represents the results of operations of other non-asset based services. As previously discussed in Note 4, Transportation.com was accounted for under the equity method of accounting during the first eight months of 2001. Accordingly, nonoperating expenses include losses from Transportation.com of $1.3 million in the third quarter of 2001 and $5.7 million in the first nine months of 2001. If Transportation.com had been consolidated for all of 2001, Meridian IQ revenue would have been $7.9 million and $22.3 million and operating losses would have been $3.2 million and $11.9 million for the three months ended September 30, 2001 and nine months ended September 30, 2001, respectively.

7. The difference between average common shares outstanding used in the computation of basic earnings per share and fully diluted earnings per share is attributable to outstanding common stock options and restricted stock awards.

         The outstanding stock options of Yellow were adjusted to reflect the impact of the spin-off. For employees who continued employment with Yellow the option remained an option for Yellow common stock with the number of shares covered by the option and related exercise price adjusted to preserve the financial value. For employees who worked for SCST after the spin-off, the Yellow options were cancelled and SCST options were issued to purchase SCST common stock with the number of shares of SCST common stock and exercise price set to preserve the financial value.

         Yellow options expire ten years from the initial issue date and vest ratably over the original four-year vesting period. At September 30, 2002, options on 1,741,899 shares were outstanding at a weighted average exercise price of $17.37 per share and options on 1,120,894 shares were exercisable at a weighted average exercise price of $17.76 per share. The weighted average remaining contract life on outstanding options at September 30, 2002 was 6.4 years.

8. The company's comprehensive income includes net income, changes in the fair value of an interest rate swap and foreign currency translation adjustments. Comprehensive income (loss) for the three months ended September 30, 2002 and 2001 was $(41.7) million and $4.6 million, respectively. Comprehensive income (loss) for the nine months ended September 30, 2002 and 2001 was $(106.9) million and $10.3 million, respectively.

9. On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement No. 142), that was adopted by the company on January 1, 2002. Statement No. 142 requires that upon adoption and at least annually thereafter, the company assess goodwill impairment by applying a fair value based test. With the adoption of Statement No. 142, goodwill will no longer be subject to amortization.

         As a result of the spin-off, results of operations for SCST, including prior year goodwill amortization, are reported under discontinued operations. Meridian IQ had not amortized goodwill in accordance with provisions of Statement No. 142. Therefore, income from continuing operations does not include goodwill amortization for any period presented.

         At December 31, 2001 the company had $100.6 million of goodwill on its Consolidated Balance Sheet, consisting primarily of $75.2 million remaining from the acquisition of Jevic included in noncurrent assets of discontinued operations. In valuing the goodwill of Jevic the company used an estimate of that business unit's discounted cash flows in measuring whether goodwill was recoverable. Based on this estimate, the company determined that 100 percent of the Jevic goodwill was impaired due to lower business volumes, compounded by a weak economy, and an increasingly competitive business environment. As a result, the company recorded a non-cash charge of $75.2 million in the first quarter 2002, which was reflected as a cumulative effect of a change in accounting principle. Due to the spin-off, the non-cash charge was reclassified to discontinued operations on the Statement of Consolidated Operations. For a detail of discontinued operations, refer to Note 3.

         The carrying amount of goodwill and related changes are (in thousands):

                   December 31, 2001     Impairment Adjustment   Spin-off/ Acquisitions   September 30, 2002
                   -----------------     ---------------------   ----------------------   ------------------
SCST                  $  89,971                $ (75,175)              $ (14,796)               $      --
Meridian IQ              10,600                       --                   9,891                   20,491
                      ---------                ---------               ---------                ---------
                      $ 100,571                $ (75,175)              $  (4,905)               $  20,491


         In connection with adopting Statement No. 142, the company also reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The components of amortized intangible assets follow (in thousands):

                                   September 30, 2002           December 31, 2001
                                ------------------------    ------------------------
                     Average      Gross                       Gross
                      Life      Carrying     Accumulated    Carrying    Accumulated
                     (years)     Amount     Amortization     Amount     Amortization
                     -------    --------    ------------    --------    ------------
Customer related       11        $5,622         $ 171        $  317        $ 34
Marketing related       6         1,550(1)          8         1,963         812
Technology based        5         1,061            74           231          19
                                 ------         -----        ------        -----
                                 $8,233         $ 253        $2,511        $865

(1) Includes approximately $0.9 million of trade name fees with an indefinite life.

         The gross carrying amount of intangibles at December 31, 2001 included approximately $2 million of SCST assets and the related accumulated amortization of $.8 million. SCST intangibles and accumulated amortization are not reflected in the September 30, 2002 balances. Identifiable intangibles of approximately $7.7 million are reflected in the September 30, 2002 balances as a result of the Meridian IQ acquisitions in the third quarter of 2002.

         Amortization expense for intangible assets, as reflected in income from continuing operations, for the three months ended September 30, 2002 was $121,206, for the nine months ended September 30, 2002 was $200,717, and is estimated to be $482,425 for the full year 2002. Estimated amortization expense for the next five fiscal years follows (in thousands):

                               Estimated
                             Amortization
                               Expense
                             ------------
2003                             $ 972
2004                               942
2005                               859
2006                               750
2007                               606

10. The company incurs rental expenses under noncancelable lease agreements for its buildings and operating equipment. Rental expense is charged to operating expenses and supplies on the Statements of Consolidated Operations. The following table represents the actual rental expense, as reflected in income from continuing operations, incurred during each period presented (in thousands):

                        Three Months Ended    Nine Months Ended
                           September 30          September 30
                          2002       2001       2002       2001
                        -------    -------    -------     ------
Rental expense          $ 8,559     $8,980    $25,514     $28,033

11. Under current legislation regarding multi-employer pension plans, a termination, withdrawal or partial withdrawal from any multi-employer plan that is in an under-funded status would render the company liable for a proportionate share of such multi-employer plans' unfunded vested liabilities. The company's unionized subsidiary, Yellow Transportation, has no intention of taking any action that would subject the company to present obligations under the legislation. This potential unfunded pension liability also applies to the company's unionized competitors who contribute to multi-employer plans. Based on the limited information available from plan administrators, which the company cannot independently validate, the company believes that its portion of the contingent liability would be material to its financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the company's Consolidated Financial Statements and the Notes to the Consolidated Financial Statements. MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, (each a "Forward-Looking Statement"). The words "believe," "intends," "expected," "will" and similar expressions, and the negative of those expressions, are intended to identify Forward-Looking Statements. It is important to note that the company's actual future results could differ materially from those projected in Forward-Looking Statements because of a number of factors, including (without limitation), labor relations, inclement weather, price and availability of fuel, competitor pricing activity, expense volatility, changes in and customer acceptance of new technology and a downturn in general or regional economic activity.

FINANCIAL CONDITION

                September 30, 2002 Compared to December 31, 2001

The company's liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, as well as funding working capital requirements. To provide short-term and longer-term liquidity, the company maintains capacity under a bank credit agreement and an asset backed securitization (ABS) agreement involving Yellow Transportation accounts receivable. The company believes that these facilities provide adequate capacity to fund current working capital and capital expenditure requirements. It is not unusual for the company to have a deficit working capital position. The company can operate with a deficit working capital position due to rapid turnover of accounts receivable, effective cash management and ready access to funding.

The ABS facility enables the company to borrow money from the asset-backed commercial paper market at attractive rates. Financing under the ABS facility is provided in two primary steps. The first step is the sale of receivables, with limited recourse, by Yellow Transportation to a special purpose entity, Yellow Receivables Corporation (YRC). YRC is a wholly owned subsidiary of Yellow Transportation designed to protect the assets for bankruptcy purposes. At this stage, all receivables are still reported on the Consolidated Balance Sheets of Yellow Corporation.

The second step is the sale of an undivided interest in the receivables by YRC to a conduit provided by a large financial institution. The conduit serves as an intermediary between YRC and commercial paper investors, and funds the purchase of receivables from YRC through the sale of asset-backed commercial paper. When YRC sells receivables to the conduit, the receivables, and the corresponding debt, are no longer reflected on the Consolidated Balance Sheets of Yellow Corporation.

Activity under the ABS facility impacts the accounting presentation of current assets and net cash from operating activities. As of September 30, 2002, current assets were $339.3 million, which were reduced by the sale of $59.5 million in receivables by YRC to the financial conduit. As of December 31, 2001, current assets were $312.4 million, which were reduced by the sale of $141.5 million in receivables by YRC to the financial conduit. The $82.0 million difference between $59.5 million and $141.5 million in receivables sold is reflected in the Operating Activities section of the Statements of Consolidated Cash Flows as Accounts receivable securitizations, net.

Activity under the ABS facility also impacts the accounting presentation of total debt. The following tables present total indebtedness of the company, including balance sheet and off-balance sheet obligations, and other commercial commitments as of September 30, 2002 (in millions):


CONTRACTUAL CASH OBLIGATIONS                                 PAYMENTS DUE BY FISCAL YEAR

                                     2002(1)      2003           2004        2005        2006    Thereafter      Total
                                     ------      ------         ------      ------      ------   ----------     ------
Balance sheet obligations:
  Long-term debt                     $  0.1      $ 24.3         $ 26.0      $ 16.4      $  7.0      $ 10.5      $ 84.3

Off-balance sheet obligations:
  ABS facility                           --        59.5(2)          --          --          --          --        59.5
  Operating leases                      7.5        22.8           14.6        10.1         2.9         6.2        64.1
                                     ------      ------         ------      ------      ------      ------      ------

  Total contractual obligations      $  7.6      $106.6         $ 40.6      $ 26.5      $  9.9      $ 16.7      $207.9
                                     ======      ======         ======      ======      ======      ======      ======

(1) Cash obligations for the remainder of 2002.

(2) The ABS facility renews annually in April; however, the company views this revolving facility as long-term debt, since available capacity exists under the bank credit agreement to refinance the ABS obligations in the unlikely event it is necessary to do so. Although the company has no assurance it will be able to renew the facility, it believes other sources of funding are readily available.

The preceding table is consistent with the manner in which the company communicates its financial position, including measures such as debt-to-capitalization, with investors, creditors and rating agencies.


OTHER COMMERCIAL COMMITMENTS                         AMOUNT OF COMMITMENT EXPIRATION BY FISCAL YEAR

                                      2002        2003         2004        2005        2006    Thereafter     Total
                                     ------      ------      ------      ------      ------    ----------     ------
Available line of credit             $   --      $   --      $124.1(1)   $   --      $   --      $    --      $124.1

Letters of credit                       6.4       159.5          --          --          --           --       165.9

Surety bonds                             --        48.6          --          --          --           --        48.6
                                     ------      ------      ------      ------      ------      -------      ------

  Total commercial commitments       $  6.4      $208.1      $124.1      $   --      $   --      $    --      $338.6
                                     ======      ======      ======      ======      ======      =======      ======

(1) The line of credit renews in April 2004. Although the company has no assurance it will be able to renew the facility, renewal is completed well in advance of the expiration and the company believes other sources of funding are readily available.

At September 30, 2002, the company had $10 million in outstanding borrowings against the $300 million bank credit agreement, which expires in April 2004. This facility is also the source of letters of credit used to provide collateral for the self-insurance programs of the company, primarily in the areas of workers' compensation and auto liability. Letter of credit requirements increased significantly during 2002. Insurance providers increased collateral requirements in response to the events of September 11, 2001 and the bankruptcies of several large companies. In addition, the availability of surety bonds, an alternative form of insurance collateral, has decreased due to the same factors.

The company intends to refinance under the bank credit facility all other debt maturing within one year, ($11.3 million at September 30, 2002 and $22.0 million at December 31, 2001), and has classified these amounts as long-term debt on the balance sheet.

The $85.1 million of other working capital items on the Statement of Consolidated Cash Flows for the nine months ended September 30, 2002 primarily relates to pension and other employee benefits. Included in the change of other working capital is approximately $40 million due to the amortization of a prefunded benefit contribution for the company's employees covered by collective bargaining agreements, $16.2 million related to timing of wages and vacation payments, and $11.3 million due to timing of pension payments (accrued but not paid). Additionally, workers' compensation reserves increased by $7.3 million for the nine months.

Net capital expenditures for property and equipment, excluding discontinued operations, during the first nine months of 2002 were $57.5 million, compared to $74.6 million during the first nine months of 2001. The decrease in capital expenditures is due primarily to timing of revenue equipment purchases in 2002 compared to 2001, and higher spending in 2001 for a large terminal facility at Yellow Transportation. Full year 2002 revenue equipment spending is expected to be near 2001 levels, and total net capital expenditures are expected to be approximately $90 million.

In April 2002 the company completed the equity offering of 3.4 million shares and a fifteen- percent over-allotment of .5 million shares at a price of $25.50 per share. The company received $93.8 million of net proceeds from the offering. The net proceeds were used to repay debt and will provide capacity for investments in the company's growth strategy.

In July 2002, Meridian IQ announced that it had acquired selected assets, consisting primarily of customer contracts, of Clicklogistics for nominal cash consideration and the assumption of certain obligations. Clicklogistics provides non-asset transportation and logistics management services.

In August 2002, Meridian IQ completed the acquisition of MegaSys, a Greenwood, Indiana based provider of non-asset transportation and logistics management services, for approximately $17 million. MegaSys offers carrier procurement, routing and scheduling, audit and payment and other shipment management capabilities. Meridian IQ employed key members of the MegaSys management team as part of the transaction.

On September 30, 2002, the company successfully completed the 100 percent distribution of all of the shares of SCST to the company's shareholders of record at the close of business on September 3, 2002. Shares were distributed on the basis of one share of SCST common stock for every two shares of Yellow common stock. On September 30, 2002, as part of the spin-off agreement, SCST paid Yellow $111 million in cash and assumed debt of $16 million. Yellow used the proceeds to pay down the ABS balance and pay spin-off related fees. In October 2002, SCST paid Yellow an additional $3 million for a total dividend of $130 million.


RESULTS OF OPERATIONS

          Comparison of Three Months Ended September 30, 2002 and 2001

Net loss for the three months ended September 30, 2002 was $41.3 million, or $1.40 per share, compared with net income of $6.5 million, or $.26 per share in the third quarter of 2001. The three months ended September 30, 2002 included income from continuing operations of $7.3 million, income from discontinued operations of $4.1 million and a non-cash charge of $52.6 million related to the spin-off of SCST.

Consolidated operating revenue for the third quarter of 2002 was $682 million, up 6.7 percent from $639 million in the third quarter of 2001. Consolidated income from operations was $13.5 million, compared to $12.8 million in the prior year. The three months ended September 30, 2002 included unusual charges of approximately $5.3 million of spin-off fees.

On September 3, 2002, Consolidated Freightways (CF) announced it was filing for Chapter 11 bankruptcy. CF was the third largest, national LTL carrier with 2001 annual revenues of approximately $2 billion. Yellow Transportation followed a disciplined approach regarding assumption of the former CF business. Yellow Transportation evaluated the potential business based on return on investment and available capacity. As a result of this strategic approach, Yellow Transportation has experienced revenue and incremental margin increases, while maintaining quality of service.

Although the closure of CF had and will continue to have an impact on the industry, Yellow Transportation would have reported increased operating income for the third quarter 2002 compared to 2001 without the CF impact. Operating income was $23.0 million and $17.4 million for the three months ended September 30, 2002 and 2001, respectively. Yellow Transportation revenue for the three months ended September 30, 2002 was $662 million, up $25.6 million or 4% from $637 million for the three months ended September 30, 2001. The operating ratio was 96.5 for the third quarter of 2002, compared with 97.3 a year earlier.

Yellow Transportation third quarter 2002 LTL tonnage per day increased by 1.9 percent and the number of LTL shipments per day increased 3.3 percent compared to the third quarter of 2001. The primary reasons for the increase in volumes are increased market share from the CF closure and growth in premium services. LTL revenue per hundred weight, excluding fuel surcharge, for the third quarter of 2002 was up 3.0 percent over the third quarter of 2001.

Higher workers' compensation expenses at Yellow Transportation impacted consolidated operating results. Increased costs per claim and longer duration of cases over the past several years have resulted in the ultimate cost of claims being higher than were originally anticipated. This has occurred despite the continued improvement of safety statistics at Yellow Transportation year over year. On a consolidated basis, workers' compensation costs have increased over $6.7 million, or nearly 65 percent from the third quarter of last year. The company is adding additional resources aimed at managing and moderating these claims.

The National Master Freight Agreement (the agreement) covering the company's collective-bargaining associates expires on March 31, 2003. Yellow Transportation began formal labor negotiations with the International Brotherhood of Teamsters in October 2002, with a goal to renegotiate the agreement prior to its expiration.

In October 2002, the Environmental Protection Agency issued new engine emission standards that apply to heavy-duty vehicles. Yellow Transportation is testing several units for fuel economy, reliability and performance standards. As Yellow Transportation uses tractors an average of seven years over the road and then converts them to city use for another seven to eight years, the emission standards are not expected to have a material impact on the company's capital expenditures or operating expenses for the remainder of 2002 and 2003.

Meridian IQ was formed in January of this year, and formally launched in March, as the Yellow platform for non-asset-based transportation services. These capabilities include international and domestic freight forwarding services, multi-modal brokerage services and transportation management solutions.

Meridian IQ operating revenue for the third quarter of 2002 was $21.5 million with slightly profitable income from operations, an improvement from the $.5 million operating loss in the second quarter of 2002, and consistent with company expectations for this newly formed entity.

Corporate and other expenses were $9.5 million in the third quarter of 2002, compared to $2.9 million in the third quarter of 2001. The increase is due to spin-off fees of $5.3 million, higher incentive compensation accruals of $0.9 million and professional services and other of $0.4 million. Spin-off fees include bank fees and external legal and audit services.

Nonoperating expenses were $2.0 million for the three months ended September 30, 2002 compared to $4.9 million for the three months ended September 30, 2001. The third quarter of 2001 included a loss on Transportation.com of $1.3 million and $2.0 million of higher financing costs, including interest expense and ABS borrowing costs due to higher interest rates and higher average borrowings outstanding. The effective tax rate was 36.4 percent in the third quarter of 2002 compared to 35.2 percent in the third quarter of 2001.

           Comparison of Nine Months Ended September 30, 2002 and 2001

Net income (loss) for the nine months ended September 30, 2002 was $(108.1) million, or $(3.88) per share, compared with net income of $13.9 million, or $.57 per share in the first nine months of 2001. The nine months ended September 30, 2002 included income from continuing operations of $9.8 million, income from discontinued operations of $9.9 million, a non-cash charge of $75.2 million for the impairment of goodwill associated with Jevic and a non-cash charge of $52.6 million related to the spin-off of SCST, both non-cash charges were recorded in discontinued operations.

Consolidated operating revenue was $1.9 billion for the nine months ended September 30, 2002 and 2001. Consolidated income from operations was $22.3 million, compared to $36.3 million in the prior year.

Yellow Transportation reported operating income of $40.2 million for the nine months ended September 30, 2002 down from $45.3 million in 2001. Although effective cost management continues to be a focus, increased workers' compensation costs of approximately $15 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, have negatively impacted operating results. Yellow Transportation revenue was $1.9 billion for the nine months ended September 30, 2002 and 2001. The nine month operating ratio for 2002 was 97.8, compared with 97.6 a year earlier.

Yellow Transportation year-to-date 2002 LTL tonnage per day decreased by 1.3 percent and the number of LTL shipments per day decreased 1.1 percent from the same period in 2001. LTL revenue per hundred weight, excluding fuel surcharge, was up 1.3 percent over the first nine months of 2001.

Meridian IQ operating revenue for the nine months ended September 30, 2002 was $55.9 million and operating losses were $1.9 million. Meridian IQ has had consistent revenue and operating income improvement and results are consistent with company expectations for this newly formed entity.

Corporate and other expenses were $15.9 million in the first nine months of 2002, compared to $6.3 million in the first nine months of 2001. The increase is due to spin-off fees of $6.2 million, higher incentive compensation accruals of $2.0 million and professional services and other of $1.4 million. Spin-off fees include bank fees and external legal and audit services.

Nonoperating expenses were $7.0 million for the nine months ended September 30, 2002, compared to $17.4 million for the nine months ended September 30, 2001. The first nine months of 2001 included a loss on Transportation.com of $5.7 million and $5.7 million higher financing costs, including interest expense and ABS borrowing costs, due to higher interest rates and higher average borrowings. The effective tax rate was 36.2 percent for the nine months ended September 30, 2002 and 39.1 percent for the nine months ended September 30, 2001. The decrease in tax rate is due to a variety of factors including the projected full-year profit before tax, the implementation of prudent tax planning strategies and decreased travel and entertainment expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to a variety of market risks, including the effects of interest rates, foreign currency exchange rates and fuel prices. To ensure adequate funding through seasonal business cycles and minimize overall borrowing costs, the company utilizes both fixed rate and variable rate financial instruments with varying maturities.

At September 30, 2002, approximately 48 percent of the company's debt and off-balance sheet financing are at variable rates with the balance at fixed rates. The company uses an interest rate swap to hedge a portion of its exposure to variable interest rates. The company has hedged approximately 72 percent of its variable debt at September 30, 2002.

The table below provides information regarding the company's interest rate risk as of September 30, 2002. For fixed-rate debt, principal cash flows are stated in millions and weighted average interest rates are by contractual maturity. The fair value of fixed-rate debt has been estimated by discounting the principal and interest payments at rates available for debt of similar terms and maturity. The fair value of variable-rate debt is estimated to approximate the carrying amounts due to the fact that the interest rates are generally set for periods of three months or less, and is excluded from the following table. For interest rate swaps, the table presents notional amounts (in millions) and contractual interest rates by instrument.

Financial instruments subject to interest rate market risk as of September 30, 2002:

                                                                                      There-    Carrying     Fair
                              2002        2003        2004      2005         2006     After      Amount      Value
                             ------      ------      ------    ------       ------    ------    --------     -----
Fixed-Rate Debt              $   --      $ 24.3      $ 16.0    $ 16.4       $  7.0    $ 10.5     $ 74.2      $ 81.7
 Average interest rate          N/A        6.00%       6.77%     6.58%        6.71%     6.06%
Interest Rate Swap
 Notional amount                 --      $ 50.0(1)       --        --           --        --     $ 50.0      $ 52.7
  Avg. pay rate (fixed)         N/A        6.06%        N/A       N/A          N/A       N/A
  Avg. receive rate
    (variable)                  N/A        1.79%        N/A       N/A          N/A       N/A

(1) Interest rate swap on the ABS facility. The variable rate is based on the 3-month LIBOR as of September 30, 2002.

The company's revenues and operating expenses, and assets and liabilities of its Canadian and Mexican subsidiaries are denominated in foreign currencies, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not material to the company's consolidated financial position or results of operations.

Yellow Transportation has implemented an effective fuel surcharge program. These programs are well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average, national diesel fuel prices and is reset weekly, company exposure to fuel price volatility is significantly reduced.

Item 4. Controls and Procedures

The company maintains a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The company's principal executive and financial officers have evaluated its disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

Subsequent to the evaluation by the company's principal executive and financial officers, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders  - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1 - Bylaws, as amended on October 25, 2002.

4.1 - Bylaws, as amended on October 25, 2002 (filed above as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30,
2002).

10.1 - Executive Severance Agreement dated as of October 25, 2002, between Yellow Corporation and Daniel J. Churay.

10.2 - Master Separation and Distribution Agreement between Yellow Corporation and SCS Transportation, Inc.

10.3 - Tax Indemnification and Allocation Agreement between Yellow Corporation and SCS Transportation, Inc.

10.4 - Amendment to Revolving Credit Agreement.

99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxyley Act of 2002.

99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxyley Act of 2002.

(b) Reports on Form 8-K

On July 19, 2002, a Form 8-K was filed under Item 5, Other Events, which reported that the company announced its Board of Directors had formally approved the terms of the spin-off. The Board of Directors of Yellow anticipated that the spin-off would occur during the third quarter of 2002.

On August 7, 2002, a Form 8-K was filed under Item 9, Regulation FD Disclosure, William D. Zollars, Yellow Corporation's Chief Executive Officer, and Donald G. Barger, Jr., Yellow Corporation's Chief Financial Officer, had each executed a Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

On August 12, 2002, a Form 8-K was filed under Item 5, Other Events, which stated that the company received a favorable ruling from the Internal Revenue Service confirming the tax-free nature of the pending spin-off of SCST.

On August 26, 2002, a Form 8-K was filed under Item 5, Other Events, which announced a record date of September 3, 2002, for the spin-off of SCST. Yellow Corporation shareholders of record as of the close of business on September 3, 2002, would receive one share of SCST common stock for every two shares of Yellow common stock.

On September 10, 2002, a Form 8-K was filed under Item 5, Other Events, declaring the Registration Statement on Form 10 for SCST, relating to the spin-off of Yellow's 100 percent interest in SCST, the holding company for its regional operating companies, Saia and Jevic to its shareholders, effective by the SEC.

On September 11, 2002, a Form 8-K was filed under Item 5, Other Events, reporting that following the distribution, on or near October 1, 2002, of the shares of its SCST subsidiary, Yellow would continue to trade on The NASDAQ National Market under the symbol "YELL," and SCST had been approved to trade as a separate issue on The NASDAQ National Market under the symbol "SCST." Yellow further announced that "when issued" trading was expected to develop for both Yellow and SCST during the period beginning September 11, 2002 and end with the distribution date.

On September 30, 2002, a Form 8-K was filed under Item 5, Other Events, announcing the completion of the 100 percent distribution of the shares of SCST to Yellow shareholders of record. SCST shares had been distributed to Yellow shareholders on the basis on one SCST share for every two Yellow shares held on the record date of September 3, 2002.

On October 22, 2002, a Form 8-K was filed under Item 7, Financial Statements and Exhibits, and Item 9, Regulation FD Disclosure. The company made available the unaudited historical consolidated balance sheets as of March 31, 2001, June 30, 2001, September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002 and
September 30, 2002, statements of consolidated operations and statements of consolidated cash flows for the three months ended March 31, 2001, June 30, 2001, September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002,
September 30, 2002, the twelve months ended December 31, 2001, and the nine months ended September 30, 2002. These historical financial statements have been presented to reflect the operations of SCST as a discontinued operation as required by the spin-off of SCST to shareholders on September 30, 2002.

                             STATISTICAL INFORMATION
                           Yellow Transportation, Inc.
                     For the Three Months Ended September 30
                   (Amounts in thousands except per unit data)

                                        Three Months                         Amount/Workday
                                   ----------------------                ----------------------
                                     2002         2001           %         2002           2001       %
                                   ---------    ---------   ---------    ---------    ---------   ---------
Workdays                                                                        64           63

Revenue:
  LTL                                617,988      582,464         6.1      9,656.1      9,245.5         4.4
  TL                                  45,399       50,237        (9.6)       709.3        797.4       (11.0)
                                   ---------    ---------                ---------    ---------   ---------
  Subtotal - pickup basis            663,387      632,701         4.9     10,365.4     10,042.9         3.2
  Revenue recognition adjustment      (1,224)       3,826         n/m        (19.1)        60.7         n/m
                                   ---------    ---------                ---------    ---------   ---------
  Total - as reported                662,163      636,527         4.0     10,346.3     10,103.6         2.4

Tonnage - pickup basis:
  LTL                                  1,592        1,539         3.5        24.88        24.43         1.9
  TL                                     290          327       (11.2)        4.53         5.18       (12.5)
  Total                                1,882        1,866         0.9        29.41        29.61        (0.7)

Shipments - pickup basis:
  LTL                                  3,195        3,046         4.9        49.93        48.35         3.3
  TL                                      40           44        (9.9)        0.62         0.70       (11.3)
  Total                                3,235        3,090         4.7        50.55        49.05         3.1

Revenue/cwt. - pickup basis:
  LTL                                  19.41        18.93         2.5
  TL                                    7.82         7.69         1.7
  Total                                17.62        16.96         3.9

Revenue/cwt. - pickup basis:
 (excluding fuel surcharge)
  LTL                                  19.02        18.46         3.0
  TL                                    7.70         7.54         2.1
  Total                                17.28        16.55         4.4

Revenue/shipment - pickup basis:
  LTL                                 193.39       191.21         1.1
  TL                                1,139.38     1,135.45         0.3
  Total                               205.04       204.73         0.2

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               YELLOW CORPORATION
                                               ------------------
                                               Registrant


Date:   November 14, 2002                      /s/ William D. Zollars
     ---------------------                     ----------------------------
                                               William D. Zollars
                                               Chairman of the Board of
                                               Directors, President & Chief
                                               Executive Officer


Date:   November 14, 2002                      /s/ Donald G. Barger, Jr.
     ---------------------                     ----------------------------
                                               Donald G. Barger, Jr.
                                               Senior Vice President
                                               & Chief Financial Officer

                                 CERTIFICATION


I, William D. Zollars, certify that:

(1)      I have reviewed this quarterly report on Form 10-Q of Yellow
         Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                             /s/ William D. Zollars
      -----------------                             ----------------------
                                                    William D. Zollars
                                                    Chairman of the Board of
                                                    Directors, President & Chief
                                                    Executive Officer

                                  CERTIFICATION


I, Donald G. Barger, Jr., certify that:

(1)      I have reviewed this quarterly report on Form 10-Q of Yellow
         Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                            /s/ Donald G. Barger, Jr.
      -----------------                            --------------------------
                                                   Donald G. Barger, Jr.
                                                   Senior Vice President
                                                   & Chief Financial Officer