Form 10-K
period 2002-12-31
YELLOW CORP
filed 2003-03-06
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________ to __________________

Commission file number 0-12255

                               YELLOW CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                        48-0948788
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)

10990 Roe Avenue, Overland Park, Kansas                         66211
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (913) 696-6100

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, $1 Par Value Per Share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at February 28, 2003 was $670,671,003.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at February 28, 2003
  Common Stock, $1 Par Value Per Share                29,584,076 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Form 10-K:

1) 2002 Annual Report to Shareholders - Parts I, II and IV

2) Proxy Statement dated March 6, 2003 - Part III

                               Yellow Corporation
                                    Form 10-K
                          Year Ended December 31, 2002

                                      Index

ITEM                                                                                                                PAGE
----                                                                                                                ----
                                                         PART I
    1.   Business                                                                                                     4
    2.   Properties                                                                                                   9
    3.   Legal Proceedings                                                                                            9
    4.   Submission of Matters to a Vote of Security Holders                                                          9
         Executive Officers of the Registrant (Unnumbered Item)                                                      10

                                                         PART II
    5.   Market for the Registrant's Common Stock and Related Shareholder Matters                                    11
    6.   Selected Financial Data                                                                                     11
    7.   Management's Discussion and Analysis of Financial Condition and Results of Operations                       11
    8.   Financial Statements and Supplementary Data                                                                 11
    9.   Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure               11

                                                        PART III
   10.   Directors and Executive Officers of the Registrant                                                          12
   11.   Executive Compensation                                                                                      12
   12.   Security Ownership of Certain Beneficial Owners and Management                                              12
   13.   Certain Relationships and Related Transactions                                                              12

                                                         PART IV
   14.   Controls and Procedures                                                                                     13
   15.   Exhibits, Financial Statement Schedule and Reports on Form 8-K                                              13

Report of Independent Auditors on Financial Statement Schedule                                                       16
Financial Statement Schedule II                                                                                      17
Signatures                                                                                                           18
Certifications                                                                                                       19
2002 Annual Report to Shareholders                                                                          Exhibit 13.1
Consent of Independent Auditors                                                                             Exhibit 23.1

                                     PART I

Item 1. Business

(a)  General Development of the Business

     Yellow Corporation (also referred to as "Yellow," "we" or "our") is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of asset and non-asset-based transportation services integrated by technology. Yellow Transportation, Inc. (Yellow Transportation) offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods. Meridian IQ, LLC (Meridian IQ) is a non-asset global transportation management company that plans and coordinates the movement of goods worldwide to provide customers a single source for transportation management solutions. Yellow Technologies, Inc. (Yellow Technologies) provides innovative technology solutions and services exclusively for Yellow companies.

     In September 2001, we completed the acquisition of the remaining ownership in Tranportation.com from our venture capital partners. Prior to the acquisition, we accounted for our investment in Transportation.com as an unconsolidated joint venture under the equity method of accounting. As of the acquisition date, we consolidated Transportation.com, as well as our other non-asset-based services, under Meridian IQ.

     In April 2002, we completed an equity offering of 3.9 million shares at a price of $25.50 per share. We received $93.8 million of net proceeds from the offering. The net proceeds were used to repay debt and provide capacity for investments in our growth strategy.

     In July 2002, Meridian IQ acquired selected assets, consisting primarily of customer contracts, of Clicklogistics, Inc. (Clicklogistics) for nominal cash consideration and the assumption of certain obligations. Clicklogistics provides non-asset transportation and logistics management services.

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

     On September 3, 2002, the trend of consolidation within the less-than-truckload (LTL) industry continued when Consolidated Freightways, Inc. (CF) announced it was filing for Chapter 11 bankruptcy. CF was the third largest national LTL carrier with 2001 annual revenue of approximately $2 billion. Yellow Transportation followed a disciplined and proactive approach regarding assumption of the former CF business by evaluating each consumer relationship based on return on investment and available capacity.

     On September 30, 2002, we successfully completed the 100 percent distribution (the spin-off) of all of the shares of SCS Transportation, Inc. (SCST) to our shareholders. Shares were distributed on the basis of one share of SCST common stock for every two shares of Yellow common stock. As part of the spin-off agreement, SCST paid Yellow approximately $114 million in cash and assumed debt of $16 million for a total dividend of $130 million. We used the proceeds to reduce debt and pay fees associated with the spin-off.

     We believe that each of the events above improved our financial strength and position in the market place. We reduced our total debt, including asset backed securitization borrowings, since December 31, 2001 by $237 million, resulting in a balance of $124 million at December 31, 2002. A leading financial indicator in our industry, debt to capitalization net of available cash, was 21.0 percent as of December 31, 2002, an improvement over last year's 41.1 percent.

(b)  Financial Information about Segments

     We have two reportable segments (Yellow Transportation and Meridian IQ) that are strategic operating units requiring different operating and technology strategies. The "Business Segments" note on pages 78 and 79 of our 2002 Annual Report to Shareholders, which we incorporate into this report by reference, presents financial disclosures for these segments.

(c)  Narrative Description of the Business

     Yellow Corporation is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of asset and non-asset-based transportation services integrated by technology. We employed an average of 23,000 persons in 2002.

     Yellow Transportation

     Our largest operating unit, Yellow Transportation offers a full range of services for the movement of industrial, commercial, and retail goods. Yellow Transportation provides transportation services by moving shipments through its regional, national and international networks of terminals, utilizing primarily ground transportation equipment that we own or lease. The Yellow Transportation mission is to be the leading provider of guaranteed, time-definite, defect-free, hassle-free transportation services for business customers worldwide. Yellow Transportation addresses the increasingly complex transportation needs of its customers through service offerings such as:

     o Exact Express(R)- a premium expedited and time-definite ground service with an industry-leading 100% satisfaction guarantee;

     o Definite Delivery(R)- a guaranteed on-time service with constant shipment monitoring and proactive notification;

     o Standard Ground(TM)- a ground service with complete coverage of North America;

     o Standard Ground(TM) Regional Advantage- a high-speed service for shipments moving between 500 and 1,500 miles; and

     o MyYellow(R).com - a leading edge e-commerce web site offering secure and customized online resources to manage transportation activity.

     Yellow Transportation, founded in 1924, serves more than 400,000 manufacturing, wholesale, retail and government customers throughout North America. No single customer accounts for more than 6% of Yellow Transportation revenue. Operating from 345 strategically located facilities, Yellow Transportation provides service throughout North America, including within Puerto Rico and Hawaii. Shipments range from 100 to 40,000 pounds, with an average shipment size of 1,000 pounds traveling an average distance of more than 1,200 miles. Yellow Transportation has over 700 employees with sales responsibilities.

     Yellow Technologies has developed and supports proprietary technology that drives the Yellow Transportation network. Approximately 22,000 Yellow Transportation employees are dedicated to operating the system that supports 265,000 shipments in transit at any time. An operations research and engineering team is responsible for the equipment, routing, sequencing and timing of nearly 56 million miles per month. At December 31, 2002, Yellow Transportation had 7,395 owned tractors, 491 leased tractors, 34,633 owned trailers and 61 leased trailers.

     Yellow Transportation operates in a highly competitive environment against a wide range of transportation service providers. These competitors include a small number of national transportation services providers similar in size and scope to Yellow Transportation, a moderate number of regional or inter-regional providers and a large number of relatively small, shorter-haul transportation companies. Yellow Transportation also competes in and against several modes of transportation, including LTL, truckload, air cargo, rail, consolidators and private fleets.

     Truck-based transportation includes private fleets and two "for-hire" carrier groups. The private carrier segment consists of fleets that shippers who move their own goods own and operate. The two "for-hire" groups are based on the typical shipment sizes handled by transportation service companies. Truckload refers to providers transporting shipments that generally fill a trailer, and LTL or shared load refers to providers transporting shipments from multiple shippers that alone would not fill a trailer.

     Shared load transportation providers consolidate numerous orders generally ranging from 100 to 10,000 pounds from businesses in different locations. Orders are consolidated at individual locations within a certain radius from service centers. As a result, shared load carriers require expansive networks of pickup and delivery operations around local service centers and, with respect to national carriers, shipments are moved between origin and destination through a series of regional distribution centers. Depending on the distance shipped, shared load providers are often classified into three sub-groups:

          o Regional -- Average distance is typically less than 500 miles with a focus on one- and two-day delivery times. Regional transportation companies can move shipments directly to their respective destination centers, which increases service reliability and avoids costs associated with intermediate handling.

          o Interregional -- Average distance is usually between 500 and 1,000 miles with a focus on two- and three-day delivery times. There is a blurring of lines between regional and national providers, as each sees the interregional segment as a growth opportunity, and there are no providers who focus exclusively on this sector.

          o National -- Average distance is typically in excess of 1,000 miles with focus on two- to five-day delivery times. National providers rely on interim shipment handling through hub and spoke networks, which require numerous satellite service centers, multiple distribution centers and a relay network. To gain service and cost advantages, they often ship directly between service centers, minimizing intermediate handling.

     Yellow Transportation provides service to all three sub-groups. Entry into the LTL trucking industry on a small scale with a limited service area is relatively easy. The larger the service area the greater the barriers to entry, due to the need for broader geographic coverage and additional equipment and facility requirements associated with this coverage. The level of technology applications required and the ability to generate shipment densities that provide adequate labor and equipment utilization also make larger-scale entry into the market difficult.

     Based in Overland Park, Kansas, Yellow Transportation accounted for 97 percent of total company operating revenue (excluding SCST) in 2002, 99 percent in 2001 and 99 percent in 2000.

     Meridian IQ

     Our other primary business unit, Meridian IQ, is a non-asset global transportation management company that plans and coordinates the movement of goods worldwide to provide customers a single source for transportation management solutions. Non-asset-based service providers, such as logistics companies, arrange for and expedite the movement of goods and materials through the supply chain. The typical logistics provider neither owns nor operates the physical assets necessary to move goods, eliminating the significant capital requirements normally experienced by a typical transportation company. This lower asset requirement allows the non-asset-based firms to reduce variable costs in economic downturns.

     Meridian IQ delivers a wide range of global transportation management services, with the ability to provide customers improved return-on-investment results through flexible, fast and easy-to-implement transportation services and technology management solutions. Meridian IQ has approximately 9,000 transactional and 200 contractual customers.

     Meridian IQ offers the following services:

     o International Forwarding and Customs Brokerage -- arranging for the administration, transportation and delivery of goods to over 88 countries;

     o Multi-modal Brokerage Services -- providing companies with daily shipment needs with access to volume capacity and specialized equipment at competitive rates;

     o Domestic Forwarding and Expedited Services -- arranging guaranteed, time-definite transportation for companies within North America requiring time-sensitive delivery options and guaranteed reliability; and

     o Transportation Solutions and Technology Management -- web-native Transportation Management Systems enabling customers to manage their transportation network centrally with increased efficiency and visibility. When combined with network consulting and operations management, any organization, regardless of size, can outsource transportation functions partially or even entirely with Meridian IQ.

     Meridian IQ and Yellow Transportation create complementary service offerings with the ability for each to generate revenue for the other. Through its strong relationships, Yellow Transportation has introduced its customers to Meridian IQ for value-added transportation technology and management services. This gives Meridian IQ immediate market credibility from established relationships, and a large pool of existing Yellow Transportation customers to target. In addition, Meridian IQ has attracted new transportation and technology management customers who utilize the Yellow Transportation service portfolio.

     The competition of Meridian IQ includes transportation management systems providers, domestic and international freight forwarders, freight brokers, and third party logistic companies. Meridian IQ has approximately 340 employees, including a sales force of 29 employees. Additionally, the over 700 members of the Yellow Transportation sales force assist Meridian IQ in developing sales leads. Meridian IQ is headquartered in Overland Park, Kansas.

     Yellow Technologies

     Yellow Technologies, a captive corporate resource, aims at creating competitive advantages for Yellow businesses by delivering innovative information solutions and technology services. Yellow Technologies has 320 employees. In addition to delivering and supporting highly integrated applications and solutions, Yellow Technologies provides value-added technical, network, secure data, and enterprise system management services to our operating subsidiaries. Yellow Technologies and Meridian IQ together provide hosting, infrastructure services and managed transportation business systems development. Yellow Technologies is headquartered in Overland Park, Kansas.

     Competition

     Customers have a wide range of choices. We believe that service quality, performance, service variety, responsiveness, and flexibility are the important competitive differentiators.

     Few U.S.-based competitors offer comparably broad service capabilities. By integrating traditional ground, expedited, air cargo, and managed transportation solutions, we can provide consumers with a single source answer to shipping challenges with a foundation of service excellence and quality as its basis. Our market studies show a continued preference among customers for transportation providers based on quality and value, and we believe that we are positioned to grow given our strategic focus. By increasing the depth of the services we offer, we believe that we can successfully compete against the largest transportation competitors from a value perspective.

     Regulation

     Yellow Transportation and other interstate carriers were substantially deregulated following the enactment of the Motor Carrier Act of 1980, the Trucking Industry Regulatory Reform Act of 1994, the Federal Aviation Administration Authorization of 1994 and the ICC Termination Act of 1995. Prices and services are now largely free of regulatory controls, although the states retained the right to require compliance with safety and insurance requirements, and interstate motor carriers remain subject to regulatory controls imposed by agencies within the U.S. Department of Transportation.

     Yellow Transportation is subject to regulatory and legislative changes, which can affect our economics and those of our competitors. Various state agencies regulate us, and our operations are also subject to various federal, state and local environmental laws and regulations dealing with transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of storm-water and underground fuel storage tanks.

     In October 2002, the Environmental Protection Agency issued new engine emission standards that apply to heavy-duty vehicles. Yellow Transportation is testing several units for fuel economy, reliability and performance standards. As Yellow Transportation uses tractors an average of seven years over the road and then converts them to city use for another seven to eight years, the emission standards are not expected to have a material impact on our capital expenditures or operating expenses in 2003.

     We believe that our operations are in substantial compliance with current laws and regulations, and we do not know of any existing conditions that would cause compliance with applicable regulations to have a material adverse effect on our business or operating results.

     We further describe our operations in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Annual Report to Shareholders, which we incorporate into this report by reference.

     Economic Factors and Seasonality

     Our business is subject to a number of general economic factors that may have a materially adverse effect on the results of our operations, many of which are largely out of our control. These include recessionary economic cycles and downturns in customers' business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers. Economic conditions may adversely affect our customers' business levels, the amount of transportation services they need and their ability to pay for our services. We cannot predict the long-term effects of the September 11, 2001 terrorists attacks and subsequent events on the economy or on customer confidence in the United States, or the impact, if any, on our future results of operations. We operate in a highly price-sensitive and competitive industry, making pricing, customer service, effective asset utilization and cost control major competitive factors. No single customer accounts for more than 6% of our total revenue. Yellow Transportation revenues are subject to seasonal variations. Customers tend to reduce shipments after the winter holiday season, and operating expenses tend to be higher in the winter months primarily due to colder weather, which causes higher fuel consumption from increased idle time. Generally, the first quarter is the weakest while the third quarter is the strongest. The availability and cost of labor can significantly impact our cost structure and earnings.

     Future Outlook

     Economists estimate that the economy is moving toward firmer ground but expect it to remain flat for most of 2003. Management expects our pricing environment to remain competitive, yet stable, during 2003. We will continue to focus on cost control, productivity improvements and value-added services. By leveraging the additional business volumes resulting from the CF closure, premium services and Meridian IQ, we are well positioned to take advantage of improved economic conditions when they occur.

     The National Master Freight Agreement covering Yellow Transportation collective-bargaining employees expires on March 31, 2003. Yellow Transportation began formal labor negotiations with the International Brotherhood of Teamsters (IBT) in October 2002. On February 6, 2003, members of the Motor Freight Carrier Association, including Yellow Transportation, and the IBT announced a tentative agreement, which is subject to the approval of the affected IBT membership. The agreement covers approximately 80 percent of Yellow Transportation employees.

     The pricing and availability of most forms of insurance, including surety bonds, have been impacted by the events of September 11, 2001 and by several bankruptcies of large companies. We expect continued access to appropriate insurance coverage; however, the premiums paid for this coverage have increased significantly. Given our size and financial strength, we do not expect that the additional premium expenses will have a material adverse impact on our financial position or results of operations. In 2002, the lack of availability of surety bonds required us to issue additional letters of credit, which reduced available capacity under the revolving credit facility.

     Statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended (each a "forward-looking statement"). Forward-looking statements include those preceded by, followed by or include the words "should," "expects," "believes," "anticipates," "estimates" or similar expressions. Our actual results could differ materially from those projected by these forward-looking statements due to a number of factors, including without limitation, inflation, labor relations, inclement weather, price and availability of fuel, competitor pricing activity, expense volatility, changes in and customer acceptance of new technology, changes in equity and debt markets and a downturn in general or regional economic activity.

(d)  Financial Information About Geographic Areas

     Our revenue from foreign sources is largely derived from Canada and Mexico. We discuss revenue from foreign sources in the "Business Segments" note on pages 78 and 79 of our Annual Report to Shareholders for the year ended December 31, 2002, which is incorporated in this report by reference. Foreign source revenue was not material to consolidated financial results in 2002, 2001 and 2000.

Item 2. Properties

     At December 31, 2002, we operated a total of 345 freight terminals located in 50 states, Puerto Rico, Canada and Mexico. Of this total, 199 were owned terminals and 146 were leased, generally for terms of three years or less. The number of vehicle back-in doors totaled 12,646, of which 10,605 were at owned terminals and 2,041 were at leased terminals. The freight terminals vary in size ranging from one to three doors at small local terminals, to over 380 doors at the largest consolidation and distribution terminal. Substantially all of the larger terminals, containing the greatest number of doors, are owned. In addition, the company and its subsidiaries own and occupy general office buildings in Overland Park, Kansas.

     Our facilities and equipment are adequate to meet current business requirements in 2003. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a more detailed discussion of expectations regarding capital spending in 2003.

Item 3. Legal Proceedings.

     We incorporate the information set forth under the "Commitments, Contingencies, and Uncertainties" note on page 77 in the Notes to Consolidated Financial Statements in our Annual Report to Shareholders for the year ended December 31, 2002, by reference to Item 15 of this report.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

The names, ages and positions of the executive officers of Yellow Corporation as of March 6, 2003 are listed below. Officers are appointed annually by the Board of Directors at their meeting that immediately follows the annual meeting of shareholders.

                       NAME            AGE                            POSITION(s) HELD
                       ----            ---                            ----------------
              William D. Zollars       55    Chairman of the Board, President and Chief Executive Officer of
                                             the company (since November 1999); President of Yellow
                                             Transportation (September 1996 to November 1999); Senior Vice
                                             President Ryder Integrated Logistics, Inc. (1994-1996).

              Donald G. Barger, Jr.    60    Senior Vice President and Chief Financial Officer of the company
                                             (since November 2000); Vice President and Chief Financial Officer
                                             of Hillenbrand Industries, Inc. (1998 to November 2000); Vice
                                             President and Chief Financial Officer for Worthington Industries
                                             (1993-1998).

              Stephen L. Bruffett      39    Vice President and Treasurer of the company (since July 2000);
                                             Director of Strategic Analysis for Yellow Transportation (June
                                             1998 to July 2000); Director of Finance for American Freightways
                                             (prior to June 1998).

              Lynn M. Caddell          49    President of Yellow Technologies (since November 1999); Vice
                                             President-Systems Development of Yellow Technologies (July 1997 to
                                             November 1999).

              Daniel J. Churay         40    Senior Vice President, General Counsel and Secretary of the
                                             company (since September 2002); Senior Counsel, Fulbright &
                                             Jaworski L.L.P. (2002); Deputy General Counsel and Assistant
                                             Secretary of Baker Hughes Incorporated (1998-2002).

              Gregory A. Reid          50    Senior Vice President and Chief Marketing Officer of the company
                                             (since December 2001); Senior Vice President and Chief
                                             Communications Officer (November 2000 to December 2001); Senior
                                             Vice President of Sales and Marketing for Yellow Transportation
                                             (March 1997 to November 2000); Vice President and General Manager
                                             for Ryder Integrated Logistics' Western Region (prior to March
                                             1997).

              James D. Ritchie         42    President and Chief Executive Officer of Meridian IQ (since
                                             January 2002); President and Chief Executive Officer of
                                             Transportation.com (February 2000 to January 2002); Vice President
                                             and General Manager of Ryder Integrated Logistics (1996 to
                                             February 2000).

              James L. Welch           48    President and Chief Executive Officer of Yellow Transportation
                                             (since June 2000); Central Group Vice President of Yellow
                                             Transportation (1998 - 2000).

The terms of each officer of the company designated above are scheduled to expire April 17, 2003. The terms of each officer of the subsidiary companies are scheduled to expire on the date of the next annual meeting of shareholders of that company. No family relationships exist among any of the executive officers named above.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

     We incorporate the information set forth under the caption "Common Stock" and "Quarterly Financial Information" on page 82 of our Annual Report to Shareholders for the year ended December 31, 2002, by reference to Item 15 of this report.

Item 6. Selected Financial Data

     We incorporate the information set forth under the caption "Financial Summary" on pages 48 and 49 of our Annual Report to Shareholders for the year ended December 31, 2002, by reference to Item 15 of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     We incorporate the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 28 through 47 of our Annual Report to Shareholders for the year ended December 31, 2002, by reference to Item 15 of this report.

Item 8. Financial Statements and Supplementary Data

     We incorporate the financial statements and supplementary information appearing on pages 50 through 81 of our Annual Report to Shareholders for the year ended December 31, 2002, by reference to Item 15 of this report.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

     Effective May 17, 2002, our Audit Committee, approved dismissal of Arthur Andersen LLP as our independent auditors and the appointment of KPMG LLP to serve as our independent auditors for the year ending December 31, 2002.

     The reports by Arthur Andersen LLP on our consolidated financial statements for each of the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

     During the years ended December 31, 2001 and 2000 and through May 17, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference to the subject matter of the disagreement in connection with the audit reports on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     We provided Arthur Andersen LLP with a copy of the foregoing disclosures. Incorporated by reference as Exhibit 16.1 is a copy of the Arthur Andersen LLP letter, dated May 17, 2002, stating its agreement with such statements.

     During the years ended December 31, 2001 and 2000 and through May 17, 2002, we did not consult KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information regarding our directors is incorporated by reference from our 2003 definitive proxy statement. For information with respect to our executive officers, see "Executive Officers of the Registrant" at the end of Part I of this report.

Item 11. Executive Compensation

     Information regarding executive compensation is incorporated by reference from our 2003 definitive proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information regarding Security Ownership of Certain Beneficial Owners and Management is incorporated by reference from our 2003 definitive proxy statement.

Item 13. Certain Relationships and Related Transactions

     Information regarding Certain Relationships and Related Transactions is incorporated by reference from our 2003 definitive proxy statement.

                                     PART IV

Item 14. Controls and Procedures

     We maintain a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this annual report on Form 10-K and have determined that such disclosure controls and procedures are effective.

     Subsequent to the evaluation by our principal executive and financial officers, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) (1) Financial Statements

     The following information appearing in the 2002 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.1:

                                                                                                   Pages

    Management's Discussion and Analysis of
     Financial Condition and Results of Operations                                                 28-47
    Financial Summary                                                                              48-49
    Consolidated Financial Statements                                                              50-80
    Independent Auditors' Report                                                                   81
    Quarterly Financial Information                                                                82
    Common Stock                                                                                   82

     With the exception of the information specifically referred to above, the 2002 Annual Report to Shareholders is not deemed filed as part of this report. Financial statements other than those listed are omitted for the reason that they are not required or are not applicable.

(a) (2) Financial Statement Schedule

                                                                                                   Pages

    Independent Auditors' Report on
     Financial Statement Schedule                                                                  16

    For the years ended December 31, 2002, 2001 and 2000:
      Schedule II - Valuation and Qualifying Accounts                                              17

     Schedules other than those listed are omitted for the reason that they are not required or are not applicable. The above additional financial data should be read in conjunction with the consolidated financial statements in the 2002 Annual Report to Shareholders.

(a) (3) Exhibits

   3.1         Certificate of Incorporation of the company

   3.2         Bylaws

   4.1 Certificate of Incorporation of the company (incorporated by reference to Exhibit 3.1 to this Annual Report on Form 10-K)

   4.2 Bylaws (incorporated by reference to Exhibit 3.1 to this Annual Report on Form 10-K)

   4.3         Form of Medium-Term Note

   4.4 Paying Agency Agreement dated April 26, 1993 between Yellow Corporation and Citibank, N.A.

   10.1 Form of Executive Severance Agreement between Yellow Corporation and its executive officers

   10.2 Executive Performance Plan (incorporated by reference to Exhibit B to the company's Proxy Statement for its Annual Meeting of Shareholders held on April 18, 2002)

   10.3 2002 Stock Option and Share Award Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, SEC File No. 333-88268)

   10.4 1999 Stock Option Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, SEC File No. 333-49620)

   10.5 1997 Stock Option Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, SEC File No. 333-59255)

   10.6        1996 Stock Option Plan

   10.7        1992 Stock Option Plan

   10.8        Form of Stock Option Agreement

   10.9 Form of Restricted Stock Award Agreement pursuant to 1992 Stock Option Plan with Non-Compete Covenant between Yellow Corporation and each of William D. Zollars, Donald G. Barger, Jr., Gregory A. Reid, James D. Ritchie and James L. Welch

   10.10 Supplemental Retirement Income Agreement dated July 20, 2001, between Yellow Corporation and Donald G. Barger, Jr. (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

   10.11       Executive Deferred Compensation Plan

   10.12 Employment Agreement dated December 15, 1999 between Yellow Corporation and William D. Zollars (incorporated by reference to
               Exhibit 10 to the Annual Report on Form 10-K for the year ended December 31, 1999)

   10.13 Amendment Number One to Employment Agreement dated December 15, 1999 between Yellow Corporation and William D. Zollars (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

   10.14 Amended Directors' Stock Compensation Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, SEC File No. 333-49618)

   10.15 Form of Option Agreement pursuant to Directors' Stock Compensation Plan for January 2003 grants

   10.16 Form of Option Agreement pursuant to Directors' Stock Compensation Plan for grants prior to January 2003

   10.17 Master Separation and Distribution Agreement dated as of September 30, 2002, between Yellow Corporation and SCS Transportation, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

   10.18 Tax Indemnification and Allocation Agreement dated as of September 30, 2002, between Yellow Corporation and SCS Transportation, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

   10.19 Amendment and Restatement dated July 30, 1999 of the Receivables Purchase Agreement Dated as of August 2, 1996, among Yellow Receivables Corporation, Falcon Asset Securitization Corporation, the financial institutions named therein and The First National Bank of Chicago, as Agent (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

   10.20 Omnibus Amendment dated as of December 31, 2002, among Yellow Transportation, Inc., Yellow Receivables Corporation, Falcon Asset Securitization Corporation, and Bank One, N.A., as Agent and Investor

   10.21 Revolving Credit Agreement dated as of April 5, 2001, among Yellow Corporation, the Lenders named therein, Wachovia Bank, N.A., as Syndication Agent, FirstStar Bank, N.A., as a Documentation Agent, Fleet National Bank, as a Documentation Agent, Suntrust Bank, as a Documentation Agent, Bank One, N.A., as Administrative Agent, and Banc One Capital Markets, Inc., as Arranger and Sole Book Runner (incorporated by reference to
               Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

   10.22 Amendment No. 1 to Revolving Credit Agreement dated as of September 30, 2002, among Yellow Corporation, Bank One, N.A., as Lender and Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

   13.1        2002 Annual Report to Shareholders

   16.1 Letter from Arthur Andersen LLP dated May 17, 2002, regarding change in certifying accountant (incorporated by reference to Exhibit 16 to the Current Report on Form 8-K for the event dated as of May 17, 2002)

   21.1        Subsidiaries of the company

   23.1        Consent of KMPG LLP

   99.1        Certification of William D. Zollars

   99.2        Certification of Donald G. Barger, Jr.

(b)  Reports on Form 8-K

     On October 22, 2002, a Form 8-K was filed under Item 7, Financial Statements and Exhibits, and Item 9, Regulation FD Disclosure. The company made available the unaudited historical consolidated balance sheets as of March 31, 2001, June 30, 2001, September 30, 2001, December 31, 2001, March
     31, 2002, June 30, 2002 and September 30, 2002, statements of consolidated operations and statements of consolidated cash flows for the three months ended March 31, 2001, June 30, 2001, September 30, 2001, December 31, 2001,
     March 31, 2002, June 30, 2002, September 30, 2002, the twelve months ended December 31, 2001, and the nine months ended September 30, 2002. These historical financial statements were presented to reflect the operations of SCST as a discontinued operation as required by the spin-off of SCST to shareholders on September 30, 2002.

     On January 7, 2003, a Form 8-K was filed under Item 5, Other Events, reporting the amendment of the company's asset backed securitization (ABS) facility. As a result of the amendment, the ABS facility was reflected on the Consolidated Balance Sheet of Yellow Corporation as of December 31, 2002.

Report of Independent Auditors on Financial Statement Schedule

To the Shareholders of Yellow Corporation:

Under date of January 23, 2003, we reported on the consolidated balance sheets of Yellow Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows, shareholders' equity, and comprehensive income for each of the years in the three-year period ended December 31, 2002, as contained in the 2002 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts (Schedule II). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP

Kansas City, Missouri
January 23, 2003

                                                                     Schedule II

                       Yellow Corporation and Subsidiaries
                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 2002, 2001 and 2000

                    COL. A                       COL. B                   COL. C                 COL. D            COL. E
                 ------------                  -----------     ---------------------------    -------------     -----------

                                                                      ADDITIONS
                                                               ---------------------------
                                                                   -1-           -2-
                                                 Balance,        Charged        Charged                          Balance,
                                                Beginning       To Costs/       To Other                          End Of
         Description                           Of Year(1)       Expenses        Accounts      Deductions(3)        Year
                                                                            (in thousands)
         Year ended December 31, 2002:

         Deducted from asset account -
          Allowance for uncollectible
           accounts                            $     7,695     $    25,834     $       189     $   (17,987)     $    15,731
                                               ===========     ===========     ===========     ===========      ===========
         Added to liability account -
          Claims and insurance
           accruals                            $   110,298     $    95,947     $        --     $   (91,031)     $   115,214
                                               ===========     ===========     ===========     ===========      ===========
         Year ended December 31, 2001:

         Deducted from asset account -
          Allowance for uncollectible
           accounts                            $    10,591     $    14,744     $       332     $   (17,972)     $     7,695
                                               ===========     ===========     ===========     ===========      ===========
         Added to liability account -
          Claims and insurance
           accruals                            $   119,479     $    84,797     $        --     $   (93,978)     $   110,298
                                               ===========     ===========     ===========     ===========      ===========
         Year ended December 31, 2000:

         Deducted from asset account -
          Allowance for uncollectible
           accounts                            $    11,815     $    17,301     $      (820)(2) $   (17,705)     $    10,591
                                               ===========     ===========     ===========     ===========      ===========
         Added to liability account -
          Claims and insurance
           accruals                            $   131,050     $    90,648     $        --     $  (102,219)     $   119,479
                                               ===========     ===========     ===========     ===========      ===========

(1) All balances shown have been reclassified to reflect valuation and qualifying accounts of continuing operations due to the spin-off of SCST on September 30, 2002.

(2)  Estimated uncollectible accounts transferred to Transportation.com.

(3) Regarding the allowance for uncollectible accounts, amounts primarily relate to uncollectible accounts written off, net of recoveries. For the claims and insurance accruals, amounts primarily relate to payments of claims and insurance.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Yellow Corporation

                                       BY: /s/ William D. Zollars
                                           -------------------------------------
                                           William D. Zollars
                                           Chairman of the Board, President
                                           and Chief Executive Officer

     March 6, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         /s/ Donald G. Barger, Jr.    Senior Vice President         March 6,  2003
       ----------------------------   and Chief Financial Officer
           Donald G. Barger, Jr.

         /s/ Howard M. Dean           Director                      March 6,  2003
       ----------------------------
           Howard M. Dean

         /s/ Cassandra C. Carr        Director                      March 6,  2003
       ----------------------------
           Cassandra C. Carr

         /s/ Carl W. Vogt             Director                      March 6,  2003
       ----------------------------
           Carl W. Vogt

                                      Director
       ----------------------------
           Richard C. Green, Jr.

         /s/ Dennis E. Foster         Director                      March 6,  2003
       ----------------------------
           Dennis E. Foster

         /s/ John C. McKelvey         Director                      March 6,  2003
       ----------------------------
           John C. McKelvey

         /s/ William L. Trubeck       Director                      March 6,  2003
       ----------------------------
           William L. Trubeck

                                 CERTIFICATIONS

         I, William D. Zollars, certify that:

         1. I have reviewed this annual report on Form 10-K of Yellow
Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: March 6, 2003

                                           /s/ William D. Zollars
                                           -------------------------------------
                                           William D. Zollars
                                           Chairman of the Board, President and
                                           Chief Executive Officer

                                 CERTIFICATIONS

         I, Donald G. Barger, Jr., certify that:

         1. I have reviewed this annual report on Form 10-K of Yellow
Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: March 6, 2003

                                           /s/ Donald G. Barger, Jr.
                                           -------------------------------------
                                           Donald G. Barger, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer