Form 10-Q
period 2003-03-31
YELLOW CORP
filed 2003-05-02
CIK 716006

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

               [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

                                       OR

               [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________________ to _______________________

                         Commission file number 0-12255

                               YELLOW CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             48-0948788
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

      10990 Roe Avenue, Overland Park, Kansas                     66207
--------------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

                                 (913) 696-6100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                  Yes X   No
                                     ---    ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes     No X
                                     ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Class                                   Outstanding at April 30, 2003
                         -----                                   -----------------------------
           Common Stock, $1 Par Value Per Share                         29,698,931 shares

                               YELLOW CORPORATION


                                      INDEX



Item                                                                                     Page
----                                                                                     ----
                                           PART I
                                           ------

1.    Financial Statements

      Consolidated Balance Sheets -
        March 31, 2003 and December 31, 2002                                                3

      Statements of Consolidated Operations -
        Three Months Ended March 31, 2003 and 2002                                          4

      Statements of Consolidated Cash Flows -
        Three Months Ended March 31, 2003 and 2002                                          5

      Notes to Consolidated Financial Statements                                            6

2.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                                       9

3.    Quantitative and Qualitative Disclosures About Market Risk                           14

4.    Controls and Procedures                                                              15

                                           PART II
                                           -------
1.    Legal Proceedings                                                                    16

2.    Changes in Securities and Use of Proceeds                                            16

3.    Defaults Upon Senior Securities                                                      16

4.    Submission of Matters to a Vote of Security Holders                                  16

5.    Other Information                                                                    16

6.    Exhibits and Reports on Form 8-K                                                     16

      Signatures                                                                           18

      Certifications                                                                       19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                       Yellow Corporation and Subsidiaries
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                       March 31,    December 31,
                                                         2003           2002
                                                      -----------   ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                        $    23,336    $    28,714
     Accounts receivable                                  324,900        327,913
     Prepaid expenses and other                            52,921         68,726
                                                      -----------    -----------
         Total current assets                             401,157        425,353
                                                      -----------    -----------

PROPERTY AND EQUIPMENT:
     Cost                                               1,693,130      1,679,096
     Less - Accumulated depreciation                    1,122,794      1,114,120
                                                      -----------    -----------
         Net property and equipment                       570,336        564,976
                                                      -----------    -----------

Goodwill and other assets                                  54,156         52,656
                                                      -----------    -----------

         Total assets                                 $ 1,025,649    $ 1,042,985
                                                      ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                 $    77,913    $   114,989
     Wages, vacations, and employees' benefits            166,449        159,998
     Other current and accrued liabilities                102,469        101,111
     Asset backed securitization (ABS) borrowings          50,000         50,000
     Current maturities of long-term debt                  35,260         24,261
                                                      -----------    -----------
         Total current liabilities                        432,091        450,359
                                                      -----------    -----------

OTHER LIABILITIES:
     Long-term debt, less current portion                  39,004         50,024
     Deferred income taxes, net                            26,240         25,657
     Claims and other liabilities                         161,673        156,987
                                                      -----------    -----------
         Total other liabilities                          226,917        232,668
                                                      -----------    -----------

SHAREHOLDERS' EQUITY:
     Common stock, $1 par value per share                  31,828         31,825
     Capital surplus                                       80,654         80,610
     Retained earnings                                    331,100        325,474
     Accumulated other comprehensive loss                 (34,707)       (35,596)
     Unamortized restricted stock awards                     (932)        (1,053)
     Treasury stock, at cost (2,244 shares)               (41,302)       (41,302)
                                                      -----------    -----------

         Total shareholders' equity                       366,641        359,958
                                                      -----------    -----------

         Total liabilities and shareholders' equity   $ 1,025,649    $ 1,042,985
                                                      ===========    ===========


        The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                       Yellow Corporation and Subsidiaries
                       For the Three Months Ended March 31
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                 2003          2002
                                               ---------    ---------
OPERATING REVENUE                              $ 681,093    $ 578,802
                                               ---------    ---------
OPERATING EXPENSES:
    Salaries, wages and benefits                 438,748      390,239
    Operating expenses and supplies              109,943       81,068
    Operating taxes and licenses                  19,767       18,379
    Claims and insurance                          12,724       13,580
    Depreciation and amortization                 20,268       18,929
    Purchased transportation                      67,873       53,246
    Losses on property disposals, net                 11          468
    Spin-off and reorganization charges                -          236
                                               ---------    ---------
        Total operating expenses                 669,334      576,145
                                               ---------    ---------

OPERATING INCOME                                  11,759        2,657
                                               ---------    ---------

NONOPERATING (INCOME) EXPENSES:
    Interest expense                               2,646        2,310
    ABS facility charges                               -          754
    Other, net                                       (93)        (158)
                                               ---------    ---------

        Nonoperating expenses, net                 2,553        2,906
                                               ---------    ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                            9,206         (249)


INCOME TAX PROVISION (BENEFIT)                     3,580         (102)
                                               ---------    ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS           5,626         (147)


Loss from discontinued operations, net                 -      (72,889)
                                               ---------    ---------

NET INCOME (LOSS)                              $   5,626    $ (73,036)
                                               =========    =========


AVERAGE SHARES OUTSTANDING-BASIC                  29,583       24,934
                                               =========    =========

AVERAGE SHARES OUTSTANDING-DILUTED                29,818       25,259
                                               =========    =========

BASIC EARNINGS (LOSS) PER SHARE:
    Income (loss) from continuing operations   $    0.19    $   (0.01)
    Loss from discontinued operations                  -        (2.92)
                                               ---------    ---------
    Net income (loss)                          $    0.19    $   (2.93)
                                               ---------    ---------

DILUTED EARNINGS (LOSS) PER SHARE:
    Income (loss) from continuing operations   $    0.19    $   (0.01)
    Loss from discontinued operations                  -        (2.88)
                                               ---------    ---------
    Net income (loss)                          $    0.19    $   (2.89)
                                               ---------    ---------



        The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                       Yellow Corporation and Subsidiaries
                       For the Three Months Ended March 31
                             (Amounts in thousands)
                                   (Unaudited)


                                                                       2003        2002
                                                                     --------    --------
OPERATING ACTIVITIES:
     Net income (loss)                                               $  5,626    $(73,036)
     Noncash items included in net income (loss):
       Depreciation and amortization                                   20,268      18,929
       Loss from discontinued operations                                    -      72,889
       Losses on property disposals, net                                   11         468
     Changes in assets and liabilities, net:
       Accounts receivable                                              3,013     (19,212)
       Accounts receivable securitizations                                  -      30,500
       Accounts payable                                               (37,076)    (27,299)
       Other working capital items                                     23,594      42,675
       Claims and other                                                 5,183       3,028
       Other                                                             (564)      2,188
     Net change in operating activities of discontinued operations          -      (3,050)
                                                                     --------    --------

         Net cash from operating activities                            20,055      48,080
                                                                     --------    --------

INVESTING ACTIVITIES:
     Acquisition of property and equipment                            (26,141)    (25,380)
     Proceeds from disposal of property and equipment                     691        (580)
     Net capital expenditures of discontinued operations                    -      (1,275)
                                                                     --------    --------

         Net cash used in investing activities                        (25,450)    (27,235)
                                                                     --------    --------

FINANCING ACTIVITIES:
    Decrease in long-term debt                                            (21)    (25,418)
    ABS borrowings, net                                                     -           -
    Proceeds from stock options and other, net                             38       2,039
                                                                     --------    --------

         Net cash provided by (used in) financing activities               17     (23,379)
                                                                     --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (5,378)     (2,534)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         28,714      19,214
                                                                     --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 23,336    $ 16,680
                                                                     ========    ========


SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunds), net                                     $  4,832    $ (5,348)
                                                                     ========    ========

Interest paid                                                        $  1,510    $  2,216
                                                                     ========    ========

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Yellow Corporation and Subsidiaries
                                   (unaudited)


1. The accompanying consolidated financial statements include the accounts of Yellow Corporation and its wholly owned subsidiaries (the company or Yellow). The company has prepared the consolidated financial statements, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission
         (SEC). In the opinion of management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2002.

2. Yellow Corporation is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of asset and non-asset-based transportation services integrated by technology. Yellow Transportation, Inc. (Yellow Transportation) offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods. Meridian IQ, LLC (Meridian IQ) is a non-asset global transportation management company that plans, coordinates and manages the movement of goods worldwide to provide customers a single source for transportation management solutions. Yellow Technologies, Inc. provides innovative technology solutions and services exclusively for Yellow Corporation companies.

         On September 30, 2002, the company completed the 100 percent distribution (the spin-off) of all of its shares of SCS Transportation, Inc. (SCST) to Yellow shareholders. SCST provides regional overnight and second-day less-than-truckload (LTL) and selected truckload (TL) transportation services through two subsidiaries, Saia Motor Freight Line, Inc. and Jevic Transportation, Inc. Shares were distributed on the basis of one share of SCST common stock for every two shares of Yellow common stock. As a result of the spin-off, the company's financial statements were reclassified to reflect SCST as discontinued operations for the prior period presented.

         Summarized results of operations relating to SCST (as reported in discontinued operations) for the three months ended March 31, 2002 were as follows (amounts in thousands, except per share data):

Operating revenue                                               $ 183,538
Operating expenses                                                178,091
                                                                ---------
Operating income                                                    5,447
Nonoperating expenses, net                                          1,578
                                                                ---------
Income before income taxes                                          3,869
Income tax provision                                                1,583
                                                                ---------
Income from continuing operations                                   2,286
Cumulative effect of change in accounting for goodwill            (75,175)
                                                                ---------
Loss from discontinued operations, net                          $ (72,889)
                                                                =========

Discontinued operations basic earnings (loss) per share:
  Income from continuing operations                             $    0.09
  Cumulative effect of change in accounting for goodwill            (3.01)
                                                                ---------
  Loss from discontinued operations                             $   (2.92)
                                                                =========

Discontinued operations diluted earnings (loss) per share:
  Income from continuing operations                             $    0.09
  Cumulative effect of change in accounting for goodwill
                                                                    (2.97)
                                                                ---------
  Loss from discontinued operations                             $   (2.88)
                                                                =========

         Management fees and other corporate services previously allocated to SCST were not charged to discontinued operations, as the company continues to incur the expenses. Interest expense was allocated to discontinued operations based on the overall effective borrowing rate of Yellow applied to the debt reduction that Yellow realized from the spin-off. Interest expense included in discontinued operations was $1.6 million for the three months ended March 31, 2002.

3. The company reports financial and descriptive information about its reportable operating segments on a basis consistent with that used internally for evaluating segment operating performance and allocating resources to segments. Yellow manages the segments separately because each requires different operating strategies. The company evaluates performance primarily on operating income and return on capital.

         The company has two reportable segments, which are strategic business units that offer complementary transportation services to its customers. Yellow Transportation is a unionized carrier that provides comprehensive regional, national and international transportation services. Meridian IQ provides domestic and international freight forwarding, multi-modal brokerage and transportation management services.

         The accounting policies of the segments are the same as those described in the Summary of Accounting Policies in the company's Annual Report on Form 10-K for the year ended December 31, 2002. The company charges management fees and other corporate services to segments primarily based on direct benefit received or allocated based on revenue. Corporate operating losses represent operating expenses of the holding company, including salaries, wages and benefits, along with incentive compensation and professional services. In 2003, Corporate operating losses also included $4.0 million for an industry conference the company hosted. Corporate identifiable assets primarily referred to cash and cash equivalents, in addition to pension intangible assets. Intersegment revenue related to transportation services provided by Yellow Transportation to Meridian IQ and charges to Yellow Transportation for use of various Meridian IQ service names.

         The following table summarizes the company's operations by business segment (in thousands):


                                                         Yellow                                Corporate/
                                                 Transportation          Meridian IQ         Eliminations         Consolidated
                                                 --------------          -----------         ------------         ------------
       As of March 31, 2003
         Identifiable assets                          $ 934,047            $  63,816            $  27,786          $ 1,025,649

       As of December 31, 2002
         Identifiable assets                            940,252               64,617               38,116            1,042,985

       Three months ended
        March 31, 2003
         External revenue                               659,559               21,534                    -              681,093
         Intersegment revenue                               566                  549               (1,115)                   -
         Operating income (loss)                         19,500                 (893)              (6,848)              11,759


       Three months ended
        March 31, 2002
         External revenue                               563,949               14,853                    -              578,802
         Intersegment revenue                               694                  549               (1,243)                   -
         Operating income (loss)                          6,662               (1,515)              (2,490)               2,657

4. The company has various stock-based employee compensation plans, which are described more fully in the company's Annual Report on Form 10-K for the year ended December 31, 2002. Yellow accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The company does not reflect compensation cost in net income, as all options that the company granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

         The pro forma calculations in the table below were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                           2003                         2002
                                                                         --------                     --------
        Dividend yield                                                         -%                           -%
        Expected volatility                                                 47.2%                        39.0%
        Risk-free interest rate                                              2.0%                         2.6%
        Expected option life (years)                                           3                            3
        Fair value per option                                             $ 8.88                       $ 7.81

         The following table illustrates the effect on income from continuing operations, net income and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, for the three months ended March 31:


(In thousands except per share data)                                           2003        2002
                                                                            ----------  ----------
Net income (loss), as reported                                              $    5,626  $  (73,036)
Less:  Total stock-based employee compensation expense determined
 under fair value based method for all awards, net of related tax effects          549         360
                                                                            ----------  ----------
Pro forma net income (loss)                                                 $    5,077  $  (73,396)
                                                                            ==========  ==========

Basic earnings (loss) per share:
  Income (loss) from continuing operations -- as reported                   $     0.19  $    (0.01)
  Income (loss) from continuing operations -- pro forma                           0.17       (0.02)
  Net income (loss) -- as reported                                                0.19       (2.93)
  Net income (loss) -- pro forma                                                  0.17       (2.94)

Diluted earnings (loss) per share:
  Income (loss) from continuing operations -- as reported                   $     0.19  $    (0.01)
  Income (loss) from continuing operations -- pro forma                           0.17       (0.02)
  Net income (loss) -- as reported                                                0.19       (2.89)
  Net income (loss) -- pro forma                                                  0.17       (2.90)

5. The company's comprehensive income includes net income, changes in the fair value of an interest rate swap and foreign currency translation adjustments. Comprehensive income (loss) for the three months ended March 31, 2003 and 2002 was $6.5 million and $(71.6) million, respectively.

6. As of March 31, 2003, the carrying amount of goodwill was $20.5 million and the carrying amount of identifiable intangible assets was $8.3 million. Refer to the company's Annual Report on Form 10-K for the year ended December 31, 2002 for a description of the company's goodwill and intangibles policies.

7. The company incurs rental expenses under noncancelable lease agreements for certain buildings and operating equipment. Rental expense is charged to operating expenses and supplies on the Statements of Consolidated Operations. The following table represents the actual rental expense, as reflected in operating income, incurred for the three months ended March 31 (in thousands):

                                                                           2003                   2002
                                                                         --------               --------
               Rental expense                                             $9,595                 $8,484

8. Under current legislation regarding multi-employer pension plans, a termination, withdrawal or partial withdrawal from any multi-employer plan that is in an under-funded status would render the company liable for a proportionate share of such multi-employer plans' unfunded vested liabilities. This potential unfunded pension liability also applies to the company's unionized competitors who contribute to multi-employer plans. Based on the limited information available from plan administrators, which the company cannot independently validate, the company believes that its portion of the contingent liability in the case of a full withdrawal or termination would be material to its financial position and results of operations. Yellow Transportation has no current intention of taking any action that would subject the company to obligations under the legislation.

         Yellow Transportation has collective bargaining agreements with its unions that stipulate the amount of contributions Yellow Transportation makes to multi-employer pension plans. The Internal Revenue Code and Internal Revenue Service regulations also establish minimum funding requirements for multi-employer pension plans and a process to address the plans' funding if it fails to meet those requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements of Yellow Corporation (also referred to as "Yellow," "we" or "our"). MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended (each a forward-looking statement). Forward-looking statements include those preceded by, followed by or include the words "should," "expects," "believes," "anticipates," "estimates" or similar expressions. Our actual results could differ materially from those projected by these forward-looking statements due to a number of factors, including (without limitation), inflation, labor relations, inclement weather, price and availability of fuel, competitor pricing activity, expense volatility, changes in and customer acceptance of new technology, changes in equity and debt markets and a downturn in general or regional economic activity.


RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table summarizes the Statements of Consolidated Operations for the three months ended March 31 (in millions):

                                                                                           Percent
                                                                2003          2002          Change
                                                              ---------     ---------     ---------
Operating Revenue                                              $ 681.1       $ 578.8         17.7%
Operating Income                                                  11.8           2.7        342.6%
Nonoperating Expenses, net                                         2.6           2.9        (12.1)%
Income (Loss) from Continuing  Operations                          5.6          (0.1)       n/m(1)
Loss from Discontinued Operations                                    -         (72.9)       n/m(1)
Net Income (Loss)                                               $  5.6       $ (73.0)       107.7%
                                                              ---------     ---------     ---------

(1)  Not meaningful.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Our consolidated operating revenue for the first quarter of 2003 increased by $102.3 million over the first quarter of 2002, primarily as a result of increased volumes at Yellow Transportation from growth in premium services and increased market share from the September 2002 closure of Consolidated Freightways, Inc. (CF), a major competitor of Yellow Transportation. We also recognized $6.7 million of additional revenue at Meridian IQ, mostly due to increased volumes in international forwarding, the July 2002 acquisition of Clicklogistics, Inc. (Clicklogistics) customer contracts and the August 2002 acquisition of MegaSys, Inc. (MegaSys).

Operating income improved by $9.1 million for the first quarter of 2003 compared to the first quarter of 2002 despite continued economic conditions and extreme weather experienced during the quarter. Corporate expenses increased approximately $4.4 million over last year primarily due to $4.0 million for an industry conference that Yellow hosts every other year. These costs are included under "Corporate" in the Business Segments note. Operating income for the first quarter of 2002 included $0.7 million related to losses on property disposals and spin-off and reorganization charges. The first quarter of 2003 included minimal losses on property disposals.

Nonoperating expenses decreased by $0.3 million from the first quarter of 2002 due mostly to lower financing costs for our asset-backed securitization (ABS) obligations, from both lower interest rates and lower average borrowings. In the first quarter of 2002, ABS obligations were off-balance sheet with financing costs recorded as "ABS facility charges" on the Statement of Consolidated Operations. Due to the December 31, 2002 amendment to the facility, ABS borrowings were prospectively reflected on the Consolidated Balance Sheets and the related interest was recorded as "interest expense" on the Statement of Consolidated Operations. Interest expense for the first quarter of 2003 included approximately $0.4 million related to the ABS facility compared to $0.8 million of ABS facility charges in the first quarter of 2002.

Our effective tax rate on continuing operations for the first quarter of 2003 was 38.9 percent compared to 41.0 percent in the first quarter of 2002. The lower tax rate resulted from projected higher profits before tax and lower nondeductible business expenses in 2003 compared to 2002.

Our net loss of $73.0 million for the first quarter of 2002 occurred primarily due to the impairment of goodwill associated with the acquisition of Jevic Transportation, Inc. (Jevic). In the first quarter of 2002, we recorded a non-cash charge of $75.2 million as a cumulative effect of change in accounting for the impairment of Jevic goodwill. In September 2002, we successfully completed the 100 percent distribution (the spin-off) of all of the shares of SCS Transportation, Inc. (SCST) to our shareholders. As a result of the spin-off, the non-cash charge and the results of operations for SCST have been reclassified as discontinued operations on our 2002 Statement of Consolidated Operations.

YELLOW TRANSPORTATION RESULTS

The table below provides summary information for Yellow Transportation for the three months ended March 31 (in millions):

                                                                                               Percent
                                                                   2003         2002           Change
                                                                 --------     --------        --------
Operating Revenue                                                 $660.1       $564.6           16.9%
Operating Income                                                    19.5          6.7          192.7%
Operating Ratio                                                    97.0%        98.8%         (1.8)pp
                                                                 --------     --------        --------

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

As discussed under our consolidated results, Yellow Transportation realized increases in volumes and price in the first quarter of 2003 compared to the first quarter of 2002 as a result of its premium services, pricing discipline, service quality and market share growth from the CF closure. Less-than-truckload
(LTL) revenue per day increased 17.0% over the first quarter of 2002, primarily reflecting a 9.2% increase in LTL tonnage per day and a 7.1% improvement in LTL revenue per hundred weight. A primary indicator of pricing, LTL revenue per hundred weight excluding fuel surcharge, was up 3.7 percent in the first quarter of 2003 compared to the first quarter of 2002.

Yellow Transportation realized improved operating income of $12.8 million from the first quarter of 2002 to the first quarter of 2003, despite increased costs for wages and benefits, workers' compensation, and bad debts in 2003. In addition, Yellow Transportation incurred approximately $5.0 million of unexpected weather-related expenses in the first quarter of 2003, including driver delays, snow removal, and employee injuries. Higher volumes combined with contractual wage and benefit increases impacted first quarter 2003 operating expense by over $35 million. Improved productivity and labor mix slightly offset the increased wages. Yellow Transportation also recognized a benefit of $1.3 million from a partial insurance recovery under a fidelity policy related to prior years' cargo expenses. We are reviewing and making appropriate adjustments to our procedures and controls in response to this insurance claim.

As a result of increased costs per claim and longer duration of cases over the past several years, the projected ultimate costs of workers' compensation claims were higher than originally anticipated. This occurred despite the continued improvement of safety statistics at Yellow Transportation year over year. Workers' compensation expense increased by $3.7 million in the first quarter of 2003 compared to the first quarter of 2002. During the second half of 2002, Yellow Transportation added additional resources to manage these claims.

Bad debt expense also had a negative impact on Yellow Transportation results, increasing by $3.5 million in the first quarter of 2003 compared to the first quarter of 2002. The increase resulted from higher business levels, and a trend of additional write-offs partially due to the negative impact of the economy on certain customers and their ability to pay. During the fourth quarter of 2002, Yellow Transportation added additional collection personnel and improved its credit policies regarding new and continuing customers.

On March 28, 2003, the International Brotherhood of Teamsters ratified a new National Master Freight Agreement with the members of the Motor Freight Carrier Association, including Yellow Transportation. The five-year agreement, effective April 1, 2003, covers approximately 80 percent of Yellow Transportation employees. The new contract will increase wages and benefits about 3 percent annually.

MERIDIAN IQ RESULTS

The table below provides summary information for Meridian IQ for the three months ended March 31 (in millions):

                                                                                               Percent
                                                                   2003         2002           Change
                                                                 --------     --------        --------
Operating Revenue                                                  $22.1        $15.4           43.4%
Operating Loss                                                      (0.9)        (1.5)         (41.1)%
                                                                 --------     --------        --------

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

As discussed under our consolidated results, Meridian IQ recognized additional revenue of $6.7 million in the first quarter of 2003 compared to the first quarter of 2002, mostly due to increased volumes in international forwarding and the recent acquisitions of MegaSys and the customer contracts of Clicklogistics. Meridian IQ also realized additional revenue from premium services. Operating losses at Meridian IQ declined from the first quarter of 2002 as a result of improved operating revenue and margins.

FINANCIAL CONDITION

LIQUIDITY

Our liquidity needs arise primarily from capital investment in new equipment, land and structures, and information technology, as well as funding working capital requirements. To provide short-term and longer-term liquidity, we maintain capacity under a bank credit agreement and an ABS agreement involving Yellow Transportation accounts receivable. We believe these facilities provide adequate capacity to fund current working capital and capital expenditure requirements. It is not unusual for us to have a deficit working capital position, as we can operate in this position due to rapid turnover of accounts receivable, effective cash management and ready access to funding.

Bank Credit Agreement

We maintain a $300 million bank credit agreement scheduled to expire in April 2004. In addition to funding short-term liquidity needs, we also use the facility to provide letters of credit that reduce available borrowings under the credit agreement. Letters of credit serve as collateral for our self-insurance programs, primarily in the areas of workers' compensation and bodily injury and property damage. The following table summarizes the availability under the bank credit agreement at each period end (in millions):

                                                     March 31,          December 31,
                                                       2003                 2002
                                                   ------------        --------------
Total capacity                                        $ 300.0              $ 300.0
Outstanding borrowings                                      -                    -
Letters of credit                                      (152.5)              (146.2)
                                                   ------------        --------------
Available unused capacity                             $ 147.5              $ 153.8

Our outstanding letters of credit at March 31, 2003 included $14.0 million for property damage and workers' compensation claims against SCST. Yellow agreed to maintain the letters of credit outstanding at the spin-off date until SCST obtained replacement letters of credit or third party guarantees. SCST agreed to use its reasonable best efforts to obtain these letters of credit or guarantees, which in many cases would allow Yellow to obtain a release of its letters of credit. SCST also agreed to indemnify Yellow for any claims against the letters of credit provided by Yellow. SCST reimburses Yellow for all fees incurred related to the remaining outstanding letters of credit. We also provide a guarantee regarding certain lease obligations of SCST equaling $6.9 million at March 31, 2003.

Asset Backed Securitization Facility

Our ABS facility provides us with additional liquidity and lower borrowing costs through access to the asset backed commercial paper market. By using the ABS facility, we obtain a variable rate based on the A1 commercial paper rate plus a fixed increment for utilization and administration fees. A1 rated commercial paper comprises more than 90 percent of the commercial paper market, significantly increasing our liquidity. We averaged a rate of 2.1 percent on the ABS facility in the first quarter of 2003 compared to a rate of 2.3 percent for the year ended December 31, 2002.

The table below provides the borrowing and repayment activity, as well as the resulting balances, for the periods presented (in millions):

                                                                Three Months         Twelve Months
                                                                    Ended                 Ended
                                                               March 31, 2003       December 31, 2002
                                                               --------------       -----------------
ABS obligations outstanding at beginning of period                   $  50.0                 $ 141.5
Transfer of receivables to conduit (borrowings)                         85.0                   421.5
Redemptions from conduit (repayments)                                  (85.0)                 (513.0)
                                                               --------------          --------------
ABS obligations outstanding at end of period                         $  50.0                 $  50.0

Our ABS facility involves receivables of Yellow Transportation only and has a limit of $200 million. Under the terms of the agreement, Yellow Transportation provides servicing of the receivables and retains the associated collection risks. Although the facility has no stated maturity, there is an underlying letter of credit with the administering financial institution that has a 364-day maturity. Refer to our Annual Report on Form 10-K for the year ended December 31, 2002 for a further understanding of the process related to the ABS facility.

Cash Flow Measurements

We use free cash flow as a measurement to manage working capital and capital expenditures. Free cash flow indicates excess cash available to fund additional capital expenditures, to reduce outstanding debt, or to invest in our growth strategies. This measurement should not be construed as a better measurement than net cash from operating activities as defined by generally accepted accounting principles. The following table illustrates our calculation for determining free cash flow for the three months ended March 31 (in millions):

                                                                                     2003              2002
                                                                                  ----------        ----------
Net cash from operating activities                                                   $ 20.1            $ 48.1
Net change in operating activities of discontinued operations                             -               3.1
Accounts receivable securitizations, net                                                  -             (30.5)
Net property and equipment acquisitions                                               (25.5)            (26.0)
Proceeds from stock options                                                               -               2.0
                                                                                  ----------        ----------
Free cash flow                                                                       $ (5.4)           $ (3.3)

The slight decline of $2.1 million in free cash flow from the first quarter of 2002 compared to first quarter of 2003 resulted primarily from decreases of accounts payable and other working capital items partially offset by improved operating results and favorable changes in accounts receivable. Other working capital fluctuations resulted primarily from performance incentive accruals, income tax refunds and prefunded benefit contributions.

The items discussed above impact net cash from operating activities in addition to free cash flow. Other variances included in net cash from operating activities were changes in accounts receivable securitizations related to our ABS facility and net operating activities of discontinued operations. In the first quarter of 2002, we reduced ABS obligations by $30.5 million. In 2003, ABS obligations were reflected as a financing activity on the Statements of Consolidated Cash Flows and had no impact on free cash flow or net cash from operating activities. Changes in operating activities of discontinued operations related to SCST activity until the spin-off in September 2002.

Nonunion Pension Obligations

As discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2002, we provide defined benefit pension plans for most employees not covered by collective bargaining agreements, or approximately 4,000 employees. Increases in our pension benefit obligations combined with market losses in 2002 and 2001 negatively impacted the funded status of our plans, resulting in additional funding and expense over the next several years. Based on a recent valuation study from the independent actuary, our actual 2003 pension expense will be approximately $17 million, significantly less than the $24 million we expected at December 31, 2002. Cash funding requirements have not changed since December 31, 2002, and will approximate $35 million in 2003.

Regulatory Changes

In October 2002, the Environmental Protection Agency issued new engine emission standards that apply to heavy-duty vehicles. Yellow Transportation continues to test several units for fuel economy, reliability and performance standards. Although meaningful mileage and test results will not be available until the end of 2003, early results indicate that the engines are performing as expected and will not have a material impact on our capital expenditures or operating expenses in 2003.


CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of March 31, 2003.

Contractual Cash Obligations

(amounts in millions)                                           Payments Due by Period
                                           Less than      2 -- 3        4 -- 5       After 5
                                            1 year         years         years        years       Total
                                        -------------------------------------------------------------------
Balance sheet obligations:
  ABS borrowings                             $ 50.0       $    -        $    -       $    -       $ 50.0
  Long-term debt                               35.3         21.5           7.0         10.5         74.3

Off-balance sheet obligations:
  Operating leases                              1.2         35.5           6.8          6.0         69.5  (1)
                                             ------       ------        ------       ------       ------

  Total contractual obligations              $106.5       $ 57.0        $ 13.8       $ 16.5       $193.8
                                             ======       ======        ======       ======       ======

(1) The net present value of operating leases, using a discount rate of 10 percent, was $58.3 million at March 31, 2003.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event.

(amounts in millions)                                Amount of Commitment Expiration Per Period
                                           Less than      2 -- 3        4 -- 5       After 5
                                            1 year         years         years        years       Total
                                        -------------------------------------------------------------------
Available line of credit                       $  -       $147.5  (1)   $    -       $    -       $147.5

Letters of credit                              20.1        132.4             -            -        152.5

Lease guarantees for SCST                       1.3          3.3           1.9          0.4          6.9

Surety bonds                                   21.0  (2)    34.6           1.2          0.3         57.1
                                             ------       ------        ------       ------       ------

  Total commercial commitments                $42.4       $317.8        $  3.1       $  0.7       $364.0
                                             ======       ======        ======       ======       ======

(1) The line of credit renews in April 2004. Although we have no assurance we will be able to renew the facility, we expect to begin the renewal process well in advance of the expiration and we believe other sources of funding are readily available.

(2) Includes $4.6 million of surety bonds for SCST related to property damage and workers' compensation self insurance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, foreign currency exchange rates and fuel prices.

Interest Rate Risk

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we utilize both fixed rate and variable rate financial instruments with varying maturities. At March 31, 2003, we had approximately 40 percent of our debt at variable rates with the balance at fixed rates. We use an interest rate swap to hedge our exposure to variable interest rates. We hedged 100 percent of our variable debt under the swap agreement at March 31, 2003.

The table below provides information regarding our interest rate risk as of March 31, 2003. For fixed-rate debt, principal cash flows are stated in millions and weighted average interest rates are by contractual maturity. The fair value of fixed-rate debt has been estimated by discounting the principal and interest payments at current rates available for debt of similar terms and maturity. The fair value of variable-rate debt is estimated to approximate the carrying amounts due to the fact that the interest rates are generally set for periods of three months or less, and is excluded from the following table. For the interest rate swap, the table presents the notional amount (in millions) and contractual interest rate.

                                                                                         There-              Fair
                                   2003         2004       2005       2006      2007     After     Total     Value
                                  ------       ------     ------     ------    ------    ------    ------    ------
Fixed-Rate Debt                   $ 24.3       $ 16.1     $ 16.4       $7.0      $0.0    $ 10.5    $ 74.3    $ 82.4
 Average interest rate             6.00%        6.77%      6.58%      6.71%         -     6.06%
Interest Rate Swap
 Notional amount                  $ 50.0  (1)       -          -          -         -         -    $ 50.0    $ 51.8
  Avg. pay rate (fixed)            6.06%            -          -          -         -         -
  Avg. receive rate                1.28%            -          -          -         -         -
    (variable)

(1) Interest rate swap on the ABS facility. The variable rate is based on the 3-month LIBOR as of March 31, 2003.

Foreign Currency Exchange Rates

Revenue, operating expenses, assets and liabilities of our Canadian and Mexican subsidiaries are denominated in local currencies, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not material to our consolidated financial position or results of operations.

Fuel Price Volatility

Yellow Transportation has an effective fuel surcharge program in place. These programs are well established within the industry, and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average, national diesel fuel prices and is reset weekly, our exposure to fuel price volatility is significantly reduced.

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

Subsequent to the evaluation by the company's principal executive and financial officers, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. However, we are reviewing and making appropriate adjustments to our procedures and controls in response to the issue mentioned in Management's Discussion and Analysis that resulted in an insurance claim under a fidelity policy related to prior years' cargo expenses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings -- None

Item 2. Changes in Securities and Use of Proceeds -- None

Item 3. Defaults Upon Senior Securities -- None

Item 4. Submission of Matters to a Vote of Security Holders

     (a) Annual Meeting of Shareholders on April 17, 2003.

     (b) The following directors were elected with the indicated number of votes set forth below.

         Nominees                                      For                      Withheld
         ---------                                     ---                      --------
         Cassandra C. Carr                          26,029,128                   153,858
         Howard M. Dean                             25,181,780                 1,001,206
         Dennis E. Foster                           26,032,008                   150,978
         John C. McKelvey                           26,028,245                   154,741
         William L. Trubeck                         25,535,456                   647,530
         Carl W. Vogt                               26,031,446                   151,540
         William D. Zollars                         25,928,572                   254,414

     (c) Votes were cast with respect to the ratification and approval of the selection of KPMG LLP as independent public accountants for 2003:

         For:  25,793,864           Against:  358,624          Abstain:  30,498


Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         3.2      Bylaws

         10.1 Amendments to Amended and Restated Receivables Purchase Agreement dated July 30, 1999.

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         On January 7, 2003, a Form 8-K was filed under Item 5, Other Events, which reported that on December 31, 2002, the company amended its asset backed securitization (ABS) facility. As a result of the amendment, the ABS facility is reflected on the Consolidated Balance Sheets of Yellow Corporation.

         On January 17, 2003, a Form 8-K was filed under Item 9, Regulation FD Disclosure, which reported that the company successfully concluded its biennial Transformation Conference held in Las Vegas. Approximately 1,500 industry professionals including about 500 Yellow customers and sponsors attended the conference. The company incurred approximately $4.0 million to host the conference.

         On February 6, 2003, a Form 8-K was filed under Item 9, Regulation FD Disclosure, which stated that the members of the Motor Freight Carrier Association, including Yellow Transportation, Inc., and negotiators for the International Brotherhood of Teamsters (IBT) held a joint press conference that afternoon to announce that they reached a tentative agreement on a new National Master Freight Agreement, pursuant to which Yellow Transportation employs its IBT members. The tentative agreement was subject to ratification by the union membership.

         On March 3, 2003, a Form 8-K was filed under Item 5, Other Events, and
         Item 9, Regulation FD Disclosure, which announced that the company's board of directors had approved a stock repurchase program that authorizes the company to repurchase up to $25 million of common stock. The company also reconfirmed its first quarter 2003 and full year 2003 earnings guidance.

         On April 1, 2003, a Form 8-K was filed under Item 5, Other Events, which announced that on March 28, 2003, the membership of the IBT ratified the National Master Freight Agreement. The five-year agreement is effective on April 1, 2003, and covers approximately 80 percent of Yellow Transportation employees.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         YELLOW CORPORATION
                                        --------------------
                                        Registrant


Date:    May 2, 2003                    /s/ William D. Zollars
                                        ----------------------------------
                                        William D. Zollars
                                        Chairman of the Board of
                                        Directors, President & Chief
                                        Executive Officer


Date:    May 2, 2003                    /s/ Donald G. Barger, Jr.
                                        ---------------------------------
                                        Donald G. Barger, Jr.
                                        Senior Vice President
                                        & Chief Financial Officer

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



Date:    May 2, 2003                    /s/ William D. Zollars
                                        ------------------------------------
                                        William D. Zollars
                                        Chairman of the Board of
                                        Directors, President & Chief
                                        Executive Officer

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



Date:    May 2, 2003                    /s/ Donald G. Barger, Jr.
                                        -------------------------------
                                        Donald G. Barger, Jr.
                                        Senior Vice President
                                        & Chief Financial Officer