Form 10-Q/A
period 2003-03-31
YELLOW CORP
filed 2003-05-07
CIK 716006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

                                   (Mark One)

          [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          [ ]     For the quarterly period ended March 31, 2003

                                       OR

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
Common Stock, $1 Par Value Per Share                   29,698,931 shares


                            EXPLANATION OF AMENDMENT

Yellow Corporation (the company) is filing this Form 10-Q/A as Amendment No. 1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2003 that was filed with the Securities and Exchange Commission on May 2, 2003 (Form 10-Q) for the purpose of correcting a single number in the "Contractual Cash Obligations" table under Item 2. In the Form 10-Q/A, the table reflects operating lease obligations due in less than one year of $21.2 million. In the Form 10-Q, the table incorrectly reflected operating lease obligations due in less than one year of $1.2 million. The total operating lease obligations reflected in the Form 10-Q was correct.

This amendment has no effect on net income, total assets, total liabilities or total equity as previously reported. Although only the disclosure with respect to the "Contractual Cash Obligations" table is modified, the complete text of
Item 2 is included in this Form 10-Q/A pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934.


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


RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table summarizes the Statements of Consolidated Operations for the three months ended March 31 (in millions):


                                                                       Percent
                                                    2003      2002      Change
--------------------------------------------------------------------------------
Operating Revenue                                $ 681.1   $ 578.8        17.7%
Operating Income                                    11.8       2.7       342.6%
Nonoperating Expenses, net                           2.6       2.9       (12.1)%
Income (Loss) from Continuing  Operations            5.6      (0.1)      n/m(1)
Loss from Discontinued Operations                      -     (72.9)      n/m(1)
Net Income (Loss)                                $   5.6   $ (73.0)      107.7%
--------------------------------------------------------------------------------

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

YELLOW TRANSPORTATION RESULTS

The table below provides summary information for Yellow Transportation for the three months ended March 31 (in millions):


                                                                  Percent
                                        2003         2002         Change
--------------------------------------------------------------------------
Operating Revenue                     $660.1       $564.6           16.9%
Operating Income                        19.5          6.7          192.7%
Operating Ratio                        97.0%        98.8%         (1.8)pp
---------------------------------------------------------------------------

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

MERIDIAN IQ RESULTS

The table below provides summary information for Meridian IQ for the three months ended March 31 (in millions):


                                                                  Percent
                                       2003         2002          Change
--------------------------------------------------------------------------
Operating Revenue                     $22.1        $15.4           43.4%
Operating Loss                         (0.9)        (1.5)         (41.1)%
--------------------------------------------------------------------------


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


                                      March 31,    December 31,
                                          2003            2002
                                    -----------    ------------
Total capacity                       $ 300.0         $ 300.0
Outstanding borrowings                     -               -
Letters of credit                     (152.5)         (146.2)
                                     -------         -------
Available unused capacity            $ 147.5         $ 153.8


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

The table below provides the borrowing and repayment activity, as well as the resulting balances, for the periods presented (in millions):


                                                        Three Months Ended      Twelve Months Ended
                                                            March 31, 2003        December 31, 2002
                                                        -------------------    ---------------------
ABS obligations outstanding at beginning of period             $50.0                  $ 141.5
Transfer of receivables to conduit (borrowings)                 85.0                    421.5
Redemptions from conduit (repayments)                          (85.0)                  (513.0)
                                                               -----                  -------
ABS obligations outstanding at end of period                   $50.0                   $ 50.0


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


                                                                            2003        2002
                                                                           ------     -------
Net cash from operating activities                                         $ 20.1      $ 48.1
Net change in operating activities of discontinued operations                   -         3.1
Accounts receivable securitizations, net                                        -       (30.5)
Net property and equipment acquisitions                                     (25.5)      (26.0)
Proceeds from stock options                                                     -         2.0
                                                                           ------      ------
Free cash flow                                                             $ (5.4)     $ (3.3)

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

Contractual Cash Obligations

(amounts in millions)                                    Payments Due by Period
                                    Less than                                After 5
                                       1 year    2 - 3 years   4 - 5 years     years   Total
                                    ---------    -----------   -----------   -------   ------
Balance sheet obligations:
  ABS borrowings                       $ 50.0         $    -        $    -    $    -   $ 50.0
  Long-term debt                         35.3           21.5           7.0      10.5     74.3

Off-balance sheet obligations:
  Operating leases                       21.2           35.5           6.8       6.0     69.5(1)
                                       ------         ------        ------    ------   ------

  Total contractual obligations        $106.5         $ 57.0        $ 13.8    $ 16.5   $193.8
                                       ======         ======        ======    ======   ======


(1) The net present value of operating leases, using a discount rate of 10 percent, was $58.3 million at March 31, 2003.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event.


(amounts in millions)                                Amount of Commitment Expiration Per Period
                                          Less than                                 After 5
                                             1 year  2 - 3 years   4 - 5 years        years    Total
                                          ---------  -----------   -----------      -------    ------
Available line of credit                   $   -        $147.5(1)      $  -         $   -      $147.5

Letters of credit                           20.1         132.4            -             -       152.5

Lease guarantees for SCST                    1.3           3.3          1.9           0.4         6.9

Surety bonds                                21.0(2)       34.6          1.2           0.3        57.1
                                           -----        ------         ----         -----      ------
  Total commercial commitments             $42.4        $317.8         $3.1         $ 0.7      $364.0
                                           =====        ======         ====         =====      ======


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


                                                   YELLOW CORPORATION
                                                   -----------------------------
                                                   Registrant


Date:    May 7, 2003                               /s/  Donald G. Barger, Jr.
                                                   -----------------------------
                                                   Donald G. Barger, Jr.
                                                   Senior Vice President
                                                   & Chief Financial Officer