Form 10-Q
period 2003-06-30
YELLOW CORP
filed 2003-07-29
CIK 716006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________________ to _______________________

                         Commission file number 0-12255

                               YELLOW CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             48-0948788
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


      10990 Roe Avenue, Overland Park, Kansas                    66211
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

                                    Yes  X      No
                                       -----      -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes  X      No
                                       -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                         Outstanding at June 30, 2003
-----------------------------------------------    ----------------------------
     Common Stock, $1 Par Value Per Share               29,550,371 shares

                                      INDEX

Item                                                                  Page
                                                                      ----

                                     PART I

1.    Financial Statements

      Consolidated Balance Sheets -
        June 30, 2003 and December 31, 2002                            3

      Statements of Consolidated Operations -
        Three Months and Six Months Ended June 30, 2003 and 2002       4

      Statements of Consolidated Cash Flows -
        Six Months Ended June 30, 2003 and 2002                        5

      Notes to Consolidated Financial Statements                       6

2.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 10

3.    Quantitative and Qualitative Disclosures About Market Risk      16

4.    Controls and Procedures                                         17

                                     PART II

1.    Legal Proceedings                                               18

2.    Changes in Securities and Use of Proceeds                       18

3.    Defaults Upon Senior Securities                                 18

4.    Submission of Matters to a Vote of Security Holders             18

5.    Other Information                                               18

6.    Exhibits and Reports on Form 8-K                                18

      Signatures                                                      19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                       Yellow Corporation and Subsidiaries
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                              June 30,      December 31,
                                                                  2003              2002
                                                          ------------      ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                            $     49,811      $     28,714
     Accounts receivable, net                                  334,360           327,913
     Prepaid expenses and other                                 31,765            68,726
                                                          ------------      ------------
         Total current assets                                  415,936           425,353
                                                          ------------      ------------

PROPERTY AND EQUIPMENT:
     Cost                                                    1,698,586         1,679,096
     Less - Accumulated depreciation                         1,127,405         1,114,120
                                                          ------------      ------------
         Net property and equipment                            571,181           564,976
                                                          ------------      ------------

Goodwill and other assets                                       53,564            52,656
                                                          ------------      ------------

         Total assets                                     $  1,040,681      $  1,042,985
                                                          ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                     $     71,283      $    114,989
     Wages, vacations, and employees' benefits                 166,369           159,998
     Other current and accrued liabilities                     113,572           101,111
     Asset backed securitization (ABS) borrowings               50,000            50,000
     Current maturities of long-term debt                       40,259            24,261
                                                          ------------      ------------
         Total current liabilities                             441,483           450,359
                                                          ------------      ------------

OTHER LIABILITIES:
     Long-term debt, less current portion                       33,983            50,024
     Deferred income taxes, net                                 27,089            25,657
     Claims and other liabilities                              153,260           156,987
                                                          ------------      ------------
         Total other liabilities                               214,332           232,668
                                                          ------------      ------------

SHAREHOLDERS' EQUITY:
     Common stock, $1 par value per share                       31,910            31,825
     Capital surplus                                            82,104            80,610
     Retained earnings                                         349,460           325,474
     Accumulated other comprehensive loss                      (33,575)          (35,596)
     Unamortized restricted stock awards                          (810)           (1,053)
     Treasury stock, at cost (2,359 and 2,244 shares)          (44,223)          (41,302)
                                                          ------------      ------------

         Total shareholders' equity                            384,866           359,958
                                                          ------------      ------------

         Total liabilities and shareholders' equity       $  1,040,681      $  1,042,985
                                                          ============      ============

        The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                       Yellow Corporation and Subsidiaries
                   For the Three and Six Months Ended June 30
                  (Amounts in thousands except per share data)
                                   (Unaudited)


                                                           Three Months                       Six Months
                                                    ----------------------------      ----------------------------
                                                           2003             2002             2003             2002
                                                    -----------      -----------      -----------      -----------
OPERATING REVENUE                                   $   713,453      $   646,061      $ 1,394,546      $ 1,224,863
                                                    -----------      -----------      -----------      -----------

OPERATING EXPENSES:
    Salaries, wages and benefits                        458,036          429,782          896,784          820,021
    Operating expenses and supplies                     103,908           92,753          213,851          173,821
    Operating taxes and licenses                         19,492           18,722           39,259           37,101
    Claims and insurance                                 10,730           16,642           23,454           30,222
    Depreciation and amortization                        20,818           19,482           41,086           38,411
    Purchased transportation                             68,106           61,471          135,979          114,717
    Losses on property disposals, net                        30              438               41              906
    Spin-off and reorganization charges                      --              561               --              797
                                                    -----------      -----------      -----------      -----------

        Total operating expenses                        681,120          639,851        1,350,454        1,215,996
                                                    -----------      -----------      -----------      -----------

OPERATING INCOME                                         32,333            6,210           44,092            8,867
                                                    -----------      -----------      -----------      -----------

NONOPERATING (INCOME) EXPENSES:
    Interest expense                                      2,625            1,437            5,271            3,747
    ABS facility charges                                     --              715               --            1,469
    Other                                                  (343)             (44)            (436)            (202)
                                                    -----------      -----------      -----------      -----------


        Nonoperating expenses, net                        2,282            2,108            4,835            5,014
                                                    -----------      -----------      -----------      -----------

INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                  30,051            4,102           39,257            3,853

INCOME TAX PROVISION                                     11,691            1,474           15,271            1,372
                                                    -----------      -----------      -----------      -----------

INCOME FROM CONTINUING OPERATIONS                        18,360            2,628           23,986            2,481

Income (loss) from discontinued operations, net              --            3,592               --          (69,297)
                                                    -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                   $    18,360      $     6,220      $    23,986      $   (66,816)
                                                    ===========      ===========      ===========      ===========

AVERAGE SHARES OUTSTANDING-BASIC                         29,586           28,404           29,585           26,687
                                                    ===========      ===========      ===========      ===========

AVERAGE SHARES OUTSTANDING-DILUTED                       29,834           28,810           29,826           27,053
                                                    ===========      ===========      ===========      ===========


BASIC EARNINGS (LOSS) PER SHARE:
    Income from continuing operations               $      0.62      $      0.09      $      0.81      $      0.09
    Income (loss) from discontinued operations               --             0.13               --            (2.59)
                                                    -----------      -----------      -----------      -----------
    Net income (loss)                               $      0.62      $      0.22      $      0.81      $     (2.50)
                                                    -----------      -----------      -----------      -----------

DILUTED EARNINGS (LOSS) PER SHARE:
    Income from continuing operations               $      0.62      $      0.09      $      0.80      $      0.09
    Income (loss) from discontinued operations               --             0.13               --            (2.56)
                                                    -----------      -----------      -----------      -----------
    Net income (loss)                               $      0.62      $      0.22      $      0.80      $     (2.47)
                                                    -----------      -----------      -----------      -----------



        The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                       Yellow Corporation and Subsidiaries
                        For the Six Months Ended June 30
                             (Amounts in thousands)
                                   (Unaudited)


                                                                               2003              2002
                                                                       ------------      ------------
OPERATING ACTIVITIES:
     Net income (loss)                                                 $     23,986      $    (66,816)
     Noncash items included in net income (loss):
       Depreciation and amortization                                         41,086            38,411
       Loss from discontinued operations                                         --            69,297
       Losses on property disposals, net                                         41               906
     Changes in assets and liabilities, net:
       Accounts receivable                                                   (6,447)          (49,858)
       Accounts receivable securitizations                                       --           (22,000)
       Accounts payable                                                     (43,706)          (21,641)
       Other working capital items                                           55,861            67,522
       Claims and other                                                      (2,653)           20,056
       Other                                                                  1,603             2,760
     Net change in operating activities of discontinued operations               --            19,081
                                                                       ------------      ------------

         Net cash from operating activities                                  69,771            57,718
                                                                       ------------      ------------

INVESTING ACTIVITIES:
     Acquisition of property and equipment                                  (48,038)          (39,398)
     Proceeds from disposal of property and equipment                         1,204             1,528
     Net capital expenditures of discontinued operations                         --            (9,229)
                                                                       ------------      ------------

         Net cash used in investing activities                              (46,834)          (47,099)
                                                                       ------------      ------------

FINANCING ACTIVITIES:
    Decrease in long-term debt                                                  (43)         (113,011)
    ABS borrowings, net                                                          --                --
    Proceeds from issuance of common stock                                       --            93,792
    Treasury stock purchases                                                 (2,921)               --
    Proceeds from stock options                                               1,124             6,189
                                                                       ------------      ------------

         Net cash used in financing activities                               (1,840)          (13,030)
                                                                       ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         21,097            (2,411)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               28,714            19,214
                                                                       ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $     49,811      $     16,803
                                                                       ============      ============


SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid (refunds), net                                       $      4,170      $     (5,055)
                                                                       ============      ============

Interest paid                                                          $      4,491      $      7,499
                                                                       ============      ============


        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Yellow Corporation and Subsidiaries
                                   (unaudited)

1. The accompanying consolidated financial statements include the accounts of Yellow Corporation and its wholly owned subsidiaries (also referred to as "Yellow," "we" or "our"). We have prepared the consolidated financial statements, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

         On July 8, 2003, Yellow and Roadway Corporation (Roadway) announced a definitive agreement under which we will acquire Roadway for approximately $966 million in cash and Yellow common stock on approximately a 50/50 basis. We will also assume an expected $140 million in net Roadway indebtedness, bringing the enterprise value of the acquisition to approximately $1.1 billion. Upon completion of the transaction, Roadway will be an operating subsidiary under the holding company, which will be renamed Yellow-Roadway Corporation. Please refer to our Current Report on Form 8-K/A dated July 8, 2003 for a more detailed description of the transaction.

         On September 30, 2002, Yellow completed the 100 percent distribution (the spin-off) of all of its shares of SCS Transportation, Inc. (SCST) to Yellow shareholders. Shares were distributed on the basis of one share of SCST common stock for every two shares of Yellow common stock. As a result of the spin-off, our financial statements were reclassified to reflect SCST as discontinued operations for the periods prior to the spin-off.

         Summarized results of operations relating to SCST (as reported in discontinued operations) for the three and six months ended June 30, 2002 were as follows (amounts in thousands, except per share data):

                                                               Three Months      Six Months
                                                               ------------     ------------
Operating revenue                                              $    196,488     $    380,026
Operating expenses                                                  189,162          367,253
                                                               ------------     ------------
Operating income                                                      7,326           12,773
Nonoperating expenses, net                                            1,522            3,100
                                                               ------------     ------------
Income before income taxes                                            5,804            9,673
Income tax provision                                                  2,212            3,795
Income from continuing operations                                     3,592            5,878
Cumulative effect of change in accounting for goodwill                   --          (75,175)
                                                               ------------     ------------
Income (loss) from discontinued operations, net                $      3,592     $    (69,297)
                                                               ------------     ------------

Discontinued operations basic earnings (loss) per share:

  Income from continuing operations                            $       0.13     $       0.22
  Cumulative effect of change in accounting for goodwill                 --            (2.81)
                                                               ------------     ------------
  Income (loss) from discontinued operations                   $       0.13     $      (2.59)
                                                               ============     ============

Discontinued operations diluted earnings (loss) per share:

  Income from continuing operations                            $       0.13     $       0.22
  Cumulative effect of change in accounting for goodwill                 --            (2.78)
                                                               ------------     ------------
  Income (loss) from discontinued operations                   $       0.13     $      (2.56)
                                                               ============     ============

         Management fees and other corporate services previously allocated to SCST were not charged to discontinued operations, as we continue to incur the expenses. We allocated interest expense to discontinued operations based on the overall effective borrowing rate of Yellow applied to the debt reduction that we realized from the spin-off. Interest expense included in discontinued operations was $1.4 million and $3.0 million for the three months and six months ended June 30, 2002, respectively.

3. Yellow reports financial and descriptive information about its reportable operating segments on a basis consistent with that used internally for evaluating segment operating performance and allocating resources to segments. We manage the segments separately because each requires different operating strategies. We evaluate performance primarily on operating income and return on capital.

         Yellow has two reportable segments, which are strategic business units that offer complementary transportation services to its customers. Yellow Transportation is a unionized carrier that provides comprehensive regional, national and international transportation services. Meridian IQ provides domestic and international freight forwarding, multi-modal brokerage and transportation management services.

         The accounting policies of the segments are the same as those described in the Summary of Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2002. We charge management fees and other corporate services to segments primarily based on direct benefit received or allocated based on revenue. Corporate operating losses represent operating expenses of the holding company, including salaries, wages and benefits, along with incentive compensation and professional services. In 2003, Corporate operating losses also included $4.0 million for an industry conference Yellow hosted. Corporate identifiable assets primarily include cash and cash equivalents, in addition to pension intangible assets. Intersegment revenue consists of transportation services provided by Yellow Transportation to Meridian IQ and charges to Yellow Transportation for use of various Meridian IQ service names.

         The following table summarizes our operations by business segment (in thousands):

                                    Yellow                         Corporate/
                            Transportation     Meridian IQ       Eliminations      Consolidated
                            --------------     ------------      ------------      ------------
As of June 30, 2003
  Identifiable assets         $    918,602     $     64,874      $     57,205      $  1,040,681

As of December 31, 2002
  Identifiable assets              940,252           64,617            38,116         1,042,985

Three months ended
  June 30, 2003

  External revenue                 690,817           22,636                --           713,453
  Intersegment revenue                 632              549            (1,181)               --
  Operating income (loss)           36,361               64            (4,092)           32,333

Three months ended
  June 30, 2002

  External revenue                 627,668           18,393                --           646,061
  Intersegment revenue                 547              549            (1,096)               --
  Operating income (loss)           10,525             (454)           (3,861)            6,210

Six months ended
  June 30, 2003

  External revenue               1,350,376           44,170                --         1,394,546
  Intersegment revenue               1,198            1,098            (2,296)               --
  Operating income (loss)           55,861             (829)          (10,940)           44,092

Six months ended
  June 30, 2002

  External revenue               1,191,617           33,246                --         1,224,863
  Intersegment revenue               1,241            1,098            (2,339)               --
  Operating income (loss)           17,187           (1,969)           (6,351)            8,867

4. Yellow has various stock-based employee compensation plans, which are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2002. Yellow accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." We do not reflect compensation cost in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

         We estimated the pro forma calculations in the table below using the Black-Scholes option pricing model with the following weighted average assumptions for the three and six months ended June 30:

                                          Three Months                         Six Months
                                 ------------------------------     ------------------------------
                                         2003              2002             2003              2002
                                 ------------      ------------     ------------      ------------
Dividend yield                            --%               n/a              --%               --%
Expected volatility                     46.8%               n/a            46.9%             35.7%
Risk-free interest rate                  2.2%               n/a             2.1%              3.8%
Expected option life (years)               3                n/a               3                 3
Fair value per option            $      8.91                n/a     $      8.90       $      5.59
Actual options granted                40,700                  0          54,700            14,000

         The following table illustrates the effect on income from continuing operations, net income and earnings per share if Yellow had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, for the three and six months ended June 30:

                                                                      Three Months                      Six Months
                                                             -----------------------------     -----------------------------
 (In thousands except per share data)                                2003             2002             2003             2002
                                                             ------------     ------------     ------------     ------------
Net income (loss), as reported                               $     18,360     $      6,220     $     23,986     $    (66,816)
Less:  Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                            552              345            1,101              705
                                                             ------------     ------------     ------------     ------------
Pro forma net income (loss)                                  $     17,808     $      5,875     $     22,885     $    (67,521)
                                                             ============     ============     ============     ============

Basic earnings (loss) per share:

 Income from continuing operations - as reported             $       0.62     $       0.09     $       0.81     $       0.09
 Income from continuing operations - pro forma                       0.60             0.08             0.77             0.06
 Net income (loss) - as reported                                     0.62             0.22             0.81            (2.50)
 Net income (loss) - pro forma                                       0.60             0.21             0.77            (2.53)

Diluted earnings (loss) per share:

 Income from continuing operations - as reported             $       0.62     $       0.09     $       0.80     $       0.09
 Income from continuing operations - pro forma                       0.60             0.08             0.76             0.06
 Net income (loss) - as reported                                     0.62             0.22             0.80            (2.47)
 Net income (loss) - pro forma                                       0.60             0.21             0.76            (2.50)

5. Our comprehensive income includes net income, changes in the fair value of an interest rate swap and foreign currency translation adjustments. Comprehensive income for the three months ended June 30, 2003 and 2002 was $19.5 million and $6.4 million, respectively, while comprehensive income (loss) for the six months ended June 30, 2003 and 2002 was $26.0 million and $(65.2) million, respectively.

6. As of June 30, 2003, the carrying amount of goodwill was $20.5 million and the gross amount of identifiable intangible assets was $8.3 million. Accumulated amortization of intangibles totaled $1.0 million. Refer to our Annual Report on Form 10-K for the year ended December 31, 2002 for a description of our goodwill and intangibles policies.

7. Yellow incurs rental expenses under noncancelable lease agreements for certain buildings and operating equipment. Rental expense is charged to operating expenses and supplies on the Statements of Consolidated Operations. The following table represents the actual rental expense, as reflected in operating income, incurred for the three and six months ended June 30 (in thousands):

                                                        Three Months                     Six Months
                                              -----------------------------     -----------------------------
                                                      2003             2002             2003             2002
                                              ------------     ------------     ------------     ------------
Rental expense                                $      9,578     $      8,472     $     19,173     $     16,956

8. Under current legislation regarding multi-employer pension plans, a termination, withdrawal or partial withdrawal from any multi-employer plan that is in an under-funded status would render Yellow liable for a proportionate share of such multi-employer plans' unfunded vested liabilities. This potential unfunded pension liability also applies to our unionized competitors who contribute to multi-employer plans. Based on the limited information available from plan administrators, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal or termination would be material to our financial position and results of operations. Yellow Transportation has no current intention of taking any action that would subject Yellow to obligations under the legislation.

         Yellow Transportation has collective bargaining agreements with its unions that stipulate the amount of contributions it makes to multi-employer pension plans. The Internal Revenue Code and Internal Revenue Service regulations also establish minimum funding requirements for multi-employer pension plans and provide provisions to address the plans' funding if it fails to meet those requirements.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table summarizes the Statements of Consolidated Operations for the three and six months ended June 30 (in millions):

                                                           Three Months                                 Six Months
                                             ---------------------------------------    ----------------------------------------
                                                                             Percent                                     Percent
                                                    2003          2002        Change           2003          2002         Change
                                             -----------   -----------   -----------    -----------   -----------    -----------
Operating Revenue                            $     713.5   $     646.1          10.4%   $   1,394.5   $   1,224.9           13.9%
Operating Income                                    32.3           6.2         420.7%          44.1           8.9          397.3%
Nonoperating Expenses, net                           2.3           2.1           8.3%           4.8           5.0           (3.6)%
Income from Continuing Operations                   18.4           2.6         598.6%          24.0           2.5          866.8%
Income (Loss) from Discontinued Operations            --           3.6           n/m(1)          --         (69.3)           n/m(1)
                                             -----------   -----------   -----------    -----------   -----------    -----------
Net Income (Loss)                            $      18.4   $       6.2         195.2%   $      24.0   $     (66.8)         135.9%

(1)  Not meaningful.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Our consolidated operating revenue for the second quarter of 2003 increased by $67.4 million over the second quarter of 2002, primarily as a result of increased volumes and improved yield at Yellow Transportation from growth in premium services and increased market share from the September 2002 closure of Consolidated Freightways, Inc. (CF), a major competitor of Yellow Transportation. We also recognized $4.3 million of additional revenue at Meridian IQ, mostly due to increased volumes in international forwarding, the July 2002 acquisition of Clicklogistics, Inc. (Clicklogistics) customer contracts and the August 2002 acquisition of MegaSys, Inc. (MegaSys).

Operating income improved by $26.1 million for the second quarter of 2003 compared to the second quarter of 2002 due to increased revenue and effective cost management. Operating income for the three months ended June 30, 2003 included $3.7 million as part of an insurance recovery. In the first quarter of 2003, we recognized $1.3 million of operating income under the same insurance claim for a year-to-date total of $5.0 million. The insurance recovery related to two former employees falsifying claims over several recent years. We reviewed and made appropriate adjustments to our procedures and internal controls in response to this claim. Corporate expenses were in line with last year and are included under "Corporate" in the Business Segments note. Operating income for the second quarter of 2002 included $1.0 million mostly related to losses on property disposals and charges for the spin-off as discussed below. The second quarter of 2003 included minimal losses on property disposals.

Nonoperating expenses increased by $0.2 million from the second quarter of 2002 due to increased interest expense mostly offset by favorable foreign currency translation. Our interest expense does not fluctuate in relation to variable interest rates as 100 percent of our variable rate debt has been hedged under a swap agreement. The $0.5 million increase in interest expense for the second quarter of 2003 compared to the combined interest expense and asset-backed securitization (ABS) facility charges for the second quarter of 2002 resulted from the method of interest allocation to discontinued operations in the prior year. As discussed in the Notes to Consolidated Financial Statements, interest expense was allocated to discontinued operations based on our overall effective borrowing rate which was higher in 2002 compared to 2003. In the second quarter of 2002, ABS obligations were off-balance sheet with financing costs recorded as "ABS facility charges" on the Statement of Consolidated Operations. Due to the December 31, 2002 amendment to the facility, ABS borrowings were prospectively reflected on the Consolidated Balance Sheets and the related interest was recorded as "interest expense" on the Statement of Consolidated Operations. Interest expense for the second quarter of 2003 included approximately $0.3 million related to the ABS facility compared to $0.7 million of ABS facility charges in the second quarter of 2002.

Our effective tax rate on continuing operations for the second quarter of 2003 was 38.9 percent compared to 35.9 percent in the second quarter of 2002. The higher tax rate was a function of our income allocation among subsidiaries and their relative state tax rates. In 2003, Yellow Transportation, a higher tax rate subsidiary, generated a larger percentage of our profits before tax compared to the same period in 2002.

In September 2002, we successfully completed the 100 percent distribution (the spin-off) of all of the shares of SCS Transportation, Inc. (SCST) to our shareholders. As a result of the spin-off, the historical results of operations for SCST have been reclassified as discontinued operations on our 2002 Statement of Consolidated Operations.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Our consolidated operating revenue for the six months ended June 30, 2003 surpassed the six months ended June 30, 2002 by $169.6 million or 13.9 percent. As discussed above, Yellow Transportation realized increased volumes and improved yield from growth in premium services and the closure of CF in September 2002. In addition, Meridian IQ generated additional year-to-date revenue of nearly $11.0 million mostly due to increased volumes in international forwarding and its third quarter 2002 acquisitions of MegaSys and Clicklogistics customer contracts.

Operating income for the first six months of 2003 improved by $35.2 million compared to the first six months of 2002 due to increased revenue and effective cost management. We also recognized a $5.0 million reduction in claims and insurance expense in the first six months of 2003 for the insurance claim discussed previously. Corporate expenses increased approximately $4.6 million over the same period last year primarily due to $4.0 million for an industry conference that Yellow hosts every other year. Operating income for the first six months of 2002 included $1.7 million related to losses on property disposals and spin-off and reorganization charges. The first six months of 2003 included minimal losses on property disposals.

Nonoperating expenses decreased by $0.2 million in the first six months of 2003 compared to the same period in 2002 mostly due to favorable foreign currency translation. Year-to-date interest expense in 2003 was consistent with year-to-date 2002 combined interest expense and ABS facility charges mostly as a result of 100 percent of our variable debt being hedged under a swap agreement and the method of interest allocation to discontinued operations in 2002.

Our effective tax rate for the first six months of 2003 was 38.9 percent compared to 35.6 percent for the first six months of 2002. The higher tax rate was a function of our income allocation among subsidiaries and their relative state tax rates. In 2003, Yellow Transportation, a higher tax rate subsidiary, generated a larger percentage of our profits before tax compared to the same period in 2002.

Our net loss of $66.8 million in the first six months of 2002 occurred primarily due to the impairment of goodwill associated with Jevic Transportation, Inc. (Jevic). In the first quarter of 2002, we recorded a non-cash charge of $75.2 million as a cumulative effect of change in accounting for the impairment of Jevic goodwill. As a result of the spin-off, the non-cash charge and the results of operations of SCST have been reclassified as discontinued operations on our 2002 Statement of Consolidated Operations.

YELLOW TRANSPORTATION RESULTS

The table below provides summary information for Yellow Transportation for the three and six months ended June 30 (in millions):

                                    Three Months                                Six Months
                    -----------------------------------------    -----------------------------------------
                                                      Percent                                      Percent
                           2003           2002         Change           2003           2002         Change
                    -----------    -----------    -----------    -----------    -----------    -----------
Operating Revenue   $     691.4    $     628.2           10.1%   $   1,351.6    $   1,192.9           13.3%
Operating Income           36.4           10.5          245.5%          55.9           17.2          225.0%
Operating Ratio            94.7%          98.3%           3.6pp         95.9%          98.6%           2.7pp
                    -----------    -----------    -----------    -----------    -----------    -----------

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

As discussed under our consolidated results, Yellow Transportation realized increases in volumes and price in the second quarter of 2003 compared to the second quarter of 2002 as a result of its premium services, pricing discipline, service quality and market share growth from the CF closure. Less-than-truckload
(LTL) revenue per day increased 10.2 percent over the second quarter of

2002, primarily reflecting a 5.0 percent increase in LTL tonnage per day and a
4.9 percent improvement in LTL revenue per hundred weight. A primary indicator of pricing, LTL revenue per hundred weight excluding fuel surcharge, was up 3.5 percent in the second quarter of 2003 compared to the second quarter of 2002.

Yellow Transportation realized improved operating income of $25.9 million from the second quarter of 2002 to the second quarter of 2003, despite increased costs for wages and benefits and purchased transportation (mostly consisting of rail) in 2003. Higher volumes combined with contractual wage and benefit increases impacted second quarter 2003 operating expense by over $32 million. Improved productivity and labor mix slightly offset the increased wages. In addition, salaries and wages as a percentage of revenue declined by 2.3 percentage points and total operating expenses as a percentage of revenue decreased by 3.6 percentage points compared to second quarter 2002. Yellow Transportation also recognized a benefit of $3.7 million from the insurance recovery discussed under our Consolidated Results.

Workers' compensation expense in the second quarter of 2003 declined by $4.5 million compared to the second quarter of 2002, primarily as a result of improved safety statistics in 2003, added resources to manage claims and additional expenses recorded in the second quarter of 2002. In the second quarter of 2002, Yellow Transportation recorded additional workers' compensation expenses due to increased costs per claim and the longer duration of prior years' cases.

Bad debt expense in the second quarter of 2003 decreased by $3.4 million compared to the second quarter of 2002, mostly due to improved credit policies, added collection personnel and additional expenses recorded in the second quarter of 2002. Additional bad debt expense in the second quarter of 2002 was partially attributed to increased write-offs from the negative impact of the economy on certain customers and their ability to pay.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Yellow Transportation generated increased volumes and improved pricing throughout the first six months of 2003 compared to the first six months of 2002. With increased volumes from premium services and market share growth from the CF closure, Yellow Transportation reported increased revenue of $158.7 million in the first six months of 2003 compared to the first six months of 2002. Less-than-truckload (LTL) revenue per day increased 13.4 percent over the first six months of 2002, primarily reflecting a 7.0 percent increase in LTL tonnage per day and a 6.0 percent improvement in LTL revenue per hundred weight. A primary indicator of pricing, LTL revenue per hundred weight excluding fuel surcharge, was up 3.6 percent in the first six months of 2003 compared to the first six months of 2002.

Despite increased costs of nearly $60 million in wages and benefits mostly due to increased volumes and contractual wage and benefit increases, Yellow Transportation recorded improved operating income of $38.7 million for the first six months of 2003 compared to the first six months of 2002. Improved productivity and labor mix slightly offset the increased wages. Fuel costs and purchased transportation (mostly rail) increased operating expenses by $35.7 million in the first six months of 2003 compared to the same period in 2002. Even with these increased costs, operating expenses as a percentage of revenue decreased for the first six months of 2003 by 2.7 percentage points compared to the first six months of 2002, resulting in an operating ratio of 95.9 percent. Yellow Transportation recognized a benefit in operating income of $5.0 million in the first six months of 2003 related to the insurance recovery discussed under our Consolidated Results.

In recent periods, Yellow Transportation recorded increased expenses for workers' compensation due to increased costs per claim and longer duration of cases. As a result of recording these additional expenses, improved safety statistics and additional resources to manage claims, workers' compensation expense on a year-to-date basis was consistent with the prior year and declined as a percentage of revenue by nearly 0.5 percent.

MERIDIAN IQ RESULTS

The table below provides summary information for Meridian IQ for the three and six months ended June 30 (in millions):

                                           Three Months                                    Six Months
                            -------------------------------------------    --------------------------------------------
                                                              Percent                                         Percent
                                    2003           2002       Change               2003            2002       Change
                            ------------   ------------    ------------    ------------    ------------    ------------
Operating Revenue           $       23.2   $       18.9            22.4%   $       45.3    $       34.3            31.8%
Operating Income / (Loss)            0.1           (0.5)          114.1%           (0.8)           (2.0)           57.9%
                            ------------   ------------    ------------    ------------    ------------    ------------

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

As discussed under our consolidated results, Meridian IQ realized additional revenue of $4.3 million in the second quarter of 2003 compared to the second quarter of 2002, mostly due to increased volumes in international forwarding and the third quarter 2002 acquisitions of MegaSys and the customer contracts of Clicklogistics. Meridian IQ also realized additional revenue from premium services. In the second quarter of 2003, Meridian IQ reported operating income of $0.1 million, a $0.6 million improvement over the second quarter of 2002. Improved operating results were attributed to increased revenue and effective cost management.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Meridian IQ reported increased revenue of $11.0 million in the first six months of 2003 compared to the first six months of 2002, as a result of increased volumes in international forwarding, the third quarter 2002 acquisitions of MegaSys and Clicklogistics customer contracts, and additional revenue from premium services. Operating losses at Meridian IQ declined for the first six months of 2003 by nearly $1.2 million compared to the first six months of 2002. Increased revenue, improved margins and effective cost management contributed to the improved operating results.

FINANCIAL CONDITION

LIQUIDITY

Our liquidity needs arise primarily from capital investment in new equipment, land and structures, and information technology, as well as funding working capital requirements. To provide short-term and longer-term liquidity, we maintain capacity under a bank credit agreement and an ABS agreement involving Yellow Transportation accounts receivable. We believe these facilities provide adequate capacity to fund current working capital and capital expenditure requirements excluding those requirements that will result from the closing of our recently announced agreement to acquire Roadway Corporation. It is not unusual for us to have a deficit working capital position, as we can operate in this position due to rapid turnover of accounts receivable, effective cash management and ready access to funding. A more detailed discussion of our working capital requirements after the closing of our acquisition of Roadway Corporation will be included in a Joint Proxy/Prospectus on a Registration Statement on Form S-4 that we will file in connection with the transaction.

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

                                June 30,    December 31,
                                    2003            2002
                            ------------    ------------
Total capacity              $      300.0    $      300.0
Outstanding borrowings                --              --
Letters of credit                 (152.1)         (146.2)
                            ------------    ------------
Available unused capacity   $      147.9    $      153.8

Our outstanding letters of credit at June 30, 2003 included $13.6 million for property damage and workers' compensation claims against SCST. Yellow agreed to maintain the letters of credit outstanding at the spin-off date until SCST obtained replacement letters of credit or third party guarantees. SCST agreed to use its reasonable best efforts to obtain these letters of credit or guarantees, which in many cases would allow Yellow to obtain a release of its letters of credit. SCST also agreed to indemnify Yellow for any claims against the letters of credit provided by Yellow. SCST reimburses Yellow for all fees incurred related to the remaining outstanding letters of credit. We also provide a guarantee regarding certain lease obligations of SCST equaling $6.7 million at June 30, 2003.

Asset Backed Securitization Facility

Our ABS facility provides us with additional liquidity and lower borrowing costs through access to the asset backed commercial paper market. By using the ABS facility, we obtain a variable rate based on the A1 commercial paper rate plus a fixed increment for utilization and administration fees. A1 rated commercial paper comprises more than 90 percent of the commercial paper market, significantly increasing our liquidity. We averaged a rate of 2.2 percent on the ABS facility for the first six months of 2003 compared to a rate of 2.3 percent for the year ended December 31, 2002.

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

Cash Flow Measurements

We use free cash flow as a measurement to manage working capital and capital expenditures. Free cash flow indicates cash available to fund additional capital expenditures, to reduce outstanding debt (including current maturities), or to invest in our growth strategies. This measurement should not be construed as a better measurement than net cash from operating activities as defined by generally accepted accounting principles. The following table illustrates our calculation for determining free cash flow for the six months ended June 30 (in millions):

                                                                        2003            2002
                                                                ------------    ------------
Net cash from operating activities                              $       69.8    $       57.7
Net change in operating activities of discontinued operations             --           (19.1)
Accounts receivable securitizations, net                                  --            22.0
Net property and equipment acquisitions                                (46.8)          (37.9)
Proceeds from stock options                                              1.1             6.2
                                                                ------------    ------------
Free cash flow                                                  $       24.1    $       28.9

The decline of $4.8 million in free cash flow from the first six months of 2002 compared to the first six months of 2003 resulted primarily from increases in net property and equipment acquisitions of $8.9 million and decreases in stock option proceeds of $5.1 million, mostly offset by improved operating results and favorable accounts receivable collections. Other working capital fluctuations resulted primarily from performance incentive payments and income tax refunds.

Variances included in net cash from operating activities were changes in accounts receivable securitizations related to our ABS facility and net operating activities of discontinued operations. In the first six months of 2002, we reduced ABS obligations by $22.0 million. In 2003, ABS obligations were reflected as a financing activity on the Statements of Consolidated Cash Flows and had no impact on free cash flow or net cash from operating activities. Changes in operating activities of discontinued operations in 2002 related to SCST activity until the spin-off in September 2002.

Nonunion Pension Obligations

As discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2002, we provide defined benefit pension plans for most employees not covered by collective bargaining agreements, or approximately 4,000 employees. Increases in our pension benefit obligations combined with market losses in 2002 and 2001 negatively impacted the funded status of our plans, resulting in additional funding and expense over the next several years. Based on a valuation study in the first quarter of 2003 from the independent actuary, our actual 2003 pension expense will be approximately $17 million, significantly less than the $24 million we expected at December 31, 2002. Cash funding requirements did not change since December 31, 2002, and a payment of $35 million was made in July 2003.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of June 30, 2003.

Contractual Cash Obligations

(amounts in millions)                                  Payments Due by Period
                                    Less than                                   After 5
                                       1 year   2 - 3 years   4 - 5 years         years         Total
                                  -----------   -----------   -----------   -----------   -----------
Balance sheet obligations:
  ABS borrowings                  $      50.0   $        --   $        --   $        --   $      50.0
  Long-term debt                         40.3          18.5           5.0          10.5          74.3

Off-balance sheet obligations:
  Operating leases                       26.3          31.8           6.0           6.0          70.1(1)
                                  -----------   -----------   -----------   -----------   -----------

  Total contractual obligations   $     116.6   $      50.3   $      11.0   $      16.5   $     194.4
                                  ===========   ===========   ===========   ===========   ===========

(1) The net present value of operating leases, using a discount rate of 10 percent, was $58.4 million at June 30, 2003.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event.

(amounts in millions)                        Amount of Commitment Expiration Per Period
                                   Less than            2 - 3         4 - 5       After 5
                                      1 year            years         years         years         Total
                                 -----------      -----------   -----------   -----------   -----------
Available line of credit         $     147.9(1)   $        --   $        --   $        --   $     147.9

Letters of credit                      151.8              0.3            --            --         152.1

Lease guarantees for SCST                1.8              3.1           1.6           0.2           6.7

Surety bonds                            48.7(2)           3.0           1.5            --          53.2
                                 -----------      -----------   -----------   -----------   -----------

  Total commercial commitments   $     350.2      $       6.4   $       3.1   $       0.2   $     359.9
                                 ===========      ===========   ===========   ===========   ===========

(1) The line of credit renews in April 2004. Although we have no assurance we will be able to renew the facility, we expect to begin the renewal process well in advance of the expiration and we believe other sources of funding are readily available.

(2) Includes $3.3 million of surety bonds for SCST related to property damage and workers' compensation self insurance.

SUBSEQUENT EVENTS

On July 8, 2003, Yellow and Roadway Corporation (Roadway) announced a definitive agreement under which we will acquire Roadway for approximately $966 million, or $48 per share (based on a fixed exchange ratio and a 60-day average price per share of $24.95 for Yellow common stock in a half cash, half stock transaction). We will also assume an expected $140 million in net Roadway indebtedness, bringing the enterprise value of the acquisition to approximately $1.1 billion. Upon completion of the transaction, Roadway will be an operating subsidiary under the holding company, which will be renamed Yellow-Roadway Corporation. The transaction is expected to be complete by the end of 2003. As a stipulation to the definitive agreement, Yellow has entered into arrangements for approximately $1.1 billion in committed financing. As of July 29, we were committed to an estimated $14 million in investment banking, financing, legal and accounting fees as a result of this transaction.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, foreign currency exchange rates and fuel prices.

Interest Rate Risk

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we utilize both fixed rate and variable rate financial instruments with varying maturities. At June 30, 2003, we had approximately 40 percent of our debt at variable rates with the balance at fixed rates. We use an interest rate swap to hedge our exposure to variable interest rates. We hedged 100 percent of our variable debt under the swap agreement at June 30, 2003.

The table below provides information regarding our interest rate risk as of June 30, 2003. For fixed-rate debt, principal cash flows are stated in millions and weighted average interest rates are by contractual maturity. The fair value of fixed-rate debt has been estimated by discounting the principal and interest payments at current rates available for debt of similar terms and maturity. The fair value of variable-rate debt is estimated to approximate the carrying amounts due to the fact that the interest rates are generally set for periods of three months or less, and is excluded from the following table. For the interest rate swap, the table presents the notional amount (in millions) and contractual interest rate.

                                                                                               There-                      Fair
                                     2003         2004        2005        2006        2007      After       Total         Value
                                 --------      -------    --------    --------    --------   --------    --------   -----------

Fixed-Rate Debt                  $   24.3      $  16.1    $   16.4    $    7.0    $    0.0   $   10.5    $   74.3   $      84.1
 Average interest rate               6.00%        6.77%       6.58%       6.71%         --       6.06%
Interest Rate Swap

 Notional amount                 $   50.0(1)        --          --          --          --         --    $   50.0   $      51.3
  Avg. pay rate (fixed)              6.06%          --          --          --          --         --
  Avg. receive rate (variable)       1.12%          --          --          --          --         --

(1) Interest rate swap on the ABS facility. The variable rate is based on the 3-month LIBOR as of June 30, 2003.

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

Subsequent to the evaluation by the company's principal executive and financial officers, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. We made appropriate adjustments to our procedures and controls in response to the issue mentioned in Management's Discussion and Analysis that resulted in an insurance claim under a fidelity policy related to prior years' expenses.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

          3.2     Bylaws.

         10.1 Executive Severance Agreement dated as of July 1, 2003, between Yellow Corporation and Steve Yamasaki.

         31.1 Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         On April 21, 2003, a Form 8-K was filed under Item 7, Financial Statements and Exhibits, and Item 9, Information Being Provided Under
         Item 12. We made available our results of operations and financial condition for the quarter ending March 31, 2003 by means of a press release.

         On June 5, 2003, a Form 8-K was filed under Item 9, Regulation FD Disclosure, in which Yellow reconfirmed previously-provided second quarter guidance and full year 2003 earnings per share guidance.

         On July 8, 2003, a Form 8-K/A was filed under Item 5, Other Events, to announce the signing of a definitive agreement under which Yellow will acquire Roadway Corporation for approximately $966 million in cash and Yellow common stock on approximately a 50/50 basis.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    YELLOW CORPORATION
                                                    ----------------------------
                                                    Registrant

Date:    July 29, 2003                              /s/  William D. Zollars
                                                    ----------------------------
                                                    William D. Zollars
                                                    Chairman of the Board of
                                                    Directors, President & Chief
                                                    Executive Officer

Date:    July 29, 2003                              /s/  Donald G. Barger, Jr.
                                                    ----------------------------
                                                    Donald G. Barger, Jr.
                                                    Senior Vice President
                                                    & Chief Financial Officer