Form 10-Q
period 2003-09-30
YELLOW CORP
filed 2003-11-03
CIK 716006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended September 30, 2003

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

                                Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at October 15, 2003
              -----                             -------------------------------
Common Stock, $1 Par Value Per Share                    29,587,422 shares

                                      INDEX

Item                                                                      Page
----                                                                      ----
                                     PART I
1.    Financial Statements

      Consolidated Balance Sheets -
        September 30, 2003 and December 31, 2002                           3

      Statements of Consolidated Operations -
        Three Months and Nine Months Ended September 30, 2003 and 2002     4

      Statements of Consolidated Cash Flows -
        Nine Months Ended September 30, 2003 and 2002                      5

      Notes to Consolidated Financial Statements                           6

2.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     20

3.    Quantitative and Qualitative Disclosures About Market Risk          27

4.    Controls and Procedures                                             28

                                     PART II

1.    Legal Proceedings                                                   29

2.    Changes in Securities and Use of Proceeds                           29

3.    Defaults Upon Senior Securities                                     29

4.    Submission of Matters to a Vote of Security Holders                 29

5.    Other Information                                                   29

6.    Exhibits and Reports on Form 8-K                                    29

      Signatures                                                          31

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                       Yellow Corporation and Subsidiaries
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                       September 30,          December 31,
                                                           2003                   2002
                                                       ------------           -----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                         $    226,514           $    28,714
     Accounts receivable, net                               372,761               327,913
     Prepaid expenses and other                              30,856                68,726
                                                       ------------           -----------
         Total current assets                               630,131               425,353
                                                       ------------           -----------
PROPERTY AND EQUIPMENT:
     Cost                                                 1,717,322             1,679,096
     Less - Accumulated depreciation                      1,137,938             1,114,120
                                                       ------------           -----------
         Net property and equipment                         579,384               564,976
                                                       ------------           -----------
Goodwill and other assets                                    65,708                52,656
                                                       ------------           -----------
         Total assets                                  $  1,275,223           $ 1,042,985
                                                       ============           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                  $     96,753           $   114,989
     Wages, vacations, and employees' benefits              166,448               159,998
     Other current and accrued liabilities                  127,723               101,111
     Asset backed securitization (ABS) borrowings            50,000                50,000
     Current maturities of long-term debt                     5,008                24,261
                                                       ------------           -----------
         Total current liabilities                          445,932               450,359
                                                       ------------           -----------
OTHER LIABILITIES:
     Long-term debt, less current portion                   263,963                50,024
     Deferred income taxes, net                              27,285                25,657
     Claims and other liabilities                           134,508               156,987
                                                       ------------           -----------
         Total other liabilities                            425,756               232,668
                                                       ------------           -----------

SHAREHOLDERS' EQUITY:
     Common stock, $1 par value per share                    31,947                31,825
     Capital surplus                                         82,849                80,610
     Retained earnings                                      366,829               325,474
     Accumulated other comprehensive loss                   (33,178)              (35,596)
     Unamortized restricted stock awards                       (689)               (1,053)
     Treasury stock, at cost (2,359 and 2,244 shares)       (44,223)              (41,302)
                                                       ------------           -----------
         Total shareholders' equity                         403,535               359,958
                                                       ------------           -----------
         Total liabilities and shareholders' equity    $  1,275,223           $ 1,042,985
                                                       ============           ===========

        The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                       Yellow Corporation and Subsidiaries
                For the Three and Nine Months Ended September 30
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                             Three Months                   Nine Months
                                                      --------------------------    ---------------------------
                                                         2003           2002            2003           2002
                                                      -----------    -----------    ------------    -----------
OPERATING REVENUE                                     $   770,705    $   682,473    $  2,165,251    $ 1,907,336
                                                      -----------    -----------    ------------    -----------

OPERATING EXPENSES:
    Salaries, wages and employees' benefits               489,277        444,659       1,386,061      1,264,680
    Operating expenses and supplies                       106,490         97,808         320,341        271,629
    Operating taxes and licenses                           20,251         18,849          59,510         55,950
    Claims and insurance                                   16,518         14,881          39,972         45,103
    Depreciation and amortization                          21,120         20,517          62,206         58,928
    Purchased transportation                               77,992         66,559         213,971        181,276
    Losses on property disposals, net                         381            351             422          1,257
    Acquisition, spin-off and reorganization charges          864          5,367             864          6,164
                                                      -----------    -----------    ------------    -----------
        Total operating expenses                          732,893        668,991       2,083,347      1,884,987
                                                      -----------    -----------    ------------    -----------

OPERATING INCOME                                           37,812         13,482          81,904         22,349
                                                      -----------    -----------    ------------    -----------
NONOPERATING (INCOME) EXPENSES:
    Interest expense                                        6,525          1,306          11,796          5,053
    ABS facility charges                                        -            756               -          2,225
    Other                                                   2,414            (54)          1,978           (256)
                                                      -----------    -----------    ------------    -----------
        Nonoperating expenses, net                          8,939          2,008          13,774          7,022
                                                      -----------    -----------    ------------    -----------

INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                    28,873         11,474          68,130         15,327

INCOME TAX PROVISION                                       11,504          4,177          26,775          5,549
                                                      -----------    -----------    ------------    -----------
INCOME FROM CONTINUING OPERATIONS                          17,369          7,297          41,355          9,778

Loss from discontinued operations, net                          -        (48,578)              -       (117,875)
                                                      -----------    -----------    ------------    -----------
NET INCOME (LOSS)                                     $    17,369    $   (41,281)    $    41,355    $  (108,097)
                                                      ===========    ===========    ============    ===========

AVERAGE SHARES OUTSTANDING-BASIC                           29,565         29,175          29,578         27,525
                                                      ===========    ===========    ============    ===========

AVERAGE SHARES OUTSTANDING-DILUTED                         29,843         29,523          29,832         27,882
                                                      ===========    ===========    ============    ===========
BASIC EARNINGS (LOSS) PER SHARE:

    Income from continuing operations                 $      0.59    $      0.25    $       1.40    $      0.35
    Loss from discontinued operations                           -          (1.66)              -          (4.28)
                                                      -----------    -----------    ------------    -----------
    Net income (loss)                                 $      0.59    $     (1.41)   $       1.40    $     (3.93)
                                                      -----------    -----------    ------------    -----------

DILUTED EARNINGS (LOSS) PER SHARE:
    Income from continuing operations                 $      0.58    $      0.25    $       1.39    $      0.35
    Loss from discontinued operations                           -          (1.65)              -          (4.23)
                                                      -----------    -----------    ------------    -----------
    Net income (loss)                                 $      0.58    $     (1.40)   $       1.39    $     (3.88)
                                                      -----------    -----------    ------------    -----------

        The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                       Yellow Corporation and Subsidiaries
                     For the Nine Months Ended September 30
                             (Amounts in thousands)
                                   (Unaudited)

                                                                         2003        2002
                                                                       ---------   ---------
OPERATING ACTIVITIES:
       Net income (loss)                                               $  41,355   $(108,097)
       Noncash items included in net income (loss):
          Depreciation and amortization                                   62,206      58,928
          Loss from discontinued operations                                    -     117,875
          Deferred income tax provision, net                              15,758      (3,186)
          Losses on property disposals, net                                  422       1,257
       Changes in assets and liabilities, net:
          Accounts receivable                                            (44,848)    (73,060)
          Accounts receivable securitizations                                  -     (82,000)
          Accounts payable                                               (18,236)    (25,777)
          Other working capital items                                     22,351      85,093
          Claims and other                                                11,606      15,357
          Other                                                           (3,144)      1,978
       Net change in operating activities of discontinued operations           -      17,250
                                                                       ---------   ---------
            Net cash from operating activities                            87,470       5,618
                                                                       ---------   ---------

INVESTING ACTIVITIES:
        Acquisition of property and equipment                            (77,172)    (59,338)
        Proceeds from disposal of property and equipment                   1,468       1,789
        Acquisition of companies                                               -     (18,712)
        Net capital expenditures of discontinued operations                    -     (24,372)
                                                                       ---------   ---------
            Net cash used in investing activities                        (75,704)   (100,633)
                                                                       ---------   ---------

FINANCING ACTIVITIES:
       Increase (decrease) in long-term debt, net                        187,187    (119,533)
       ABS borrowings, net                                                     -           -
       Proceeds from issuance of common stock                                  -      93,792
       Dividend from subsidiary upon spin-off                                  -     110,790
       Treasury stock purchases                                           (2,921)          -
       Proceeds from stock options                                         1,768       6,950
                                                                       ---------   ---------
            Net cash from financing activities                           186,034      91,999
                                                                       ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     197,800      (3,016)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            28,714      19,214
                                                                       ---------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 226,514   $  16,198
                                                                       =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid, net                                                 $  13,115   $   6,629
                                                                       =========   =========

Interest paid                                                          $   7,434   $   9,107
                                                                       =========   =========

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Yellow Corporation and Subsidiaries
                                   (unaudited)

1.       Principles of Consolidation

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

2.       Description of Business

         Yellow Corporation is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of asset and non-asset based transportation services integrated by technology. Yellow Transportation, Inc. (Yellow Transportation) offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods. Meridian IQ, LLC (Meridian IQ) is a non-asset global transportation management company that plans, coordinates and manages the movement of goods worldwide to provide customers a single source for transportation management solutions. Yellow Technologies, Inc. provides innovative technology solutions and services exclusively for Yellow Corporation companies.

         On July 8, 2003, Yellow and Roadway Corporation (Roadway) announced a definitive agreement under which Yellow will acquire Roadway for approximately $966 million, or $48 per share (based on a fixed exchange ratio and a 60-day average price per share of $24.95 for Yellow common stock in a half cash, half stock transaction). As described more fully in our Joint Proxy Statement/Prospectus dated October 17, 2003, the exchange ratio is subject to adjustment if the 20-day average closing price of Yellow common stock is not between $21.21 and $28.69 (the collar). If the average closing price of Yellow common stock is above or below the collar, the purchase price could increase or decrease significantly. As of October 31, 2003, the 20-day average closing price of Yellow common stock was above the collar. We will also assume an expected $150 million in net Roadway indebtedness, bringing the enterprise value of the acquisition to approximately $1.1 billion. Upon completion of the transaction, Roadway will be an operating subsidiary under the holding company, which will be renamed Yellow Roadway Corporation. As a stipulation to the definitive agreement, Yellow entered into arrangements for approximately $1.1 billion in committed financing. Of this amount, $250 million has been funded through the issuance of senior notes, as discussed in Note 3. As of September 30, 2003, we were committed to an estimated $8 million in additional investment banking and financing fees as a result of this transaction.

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

         Summarized results of operations relating to SCST (as reported in discontinued operations) for the three and nine months ended September 30, 2002 were as follows (amounts in thousands, except per share data):

                                                              Three Months       Nine Months
                                                              ------------       -----------
Operating revenue                                             $    201,155       $   581,181
Operating expenses                                                 192,498           559,751
                                                              ------------       -----------
Operating income                                                     8,657            21,430
Nonoperating expenses, net                                           1,635             4,735
                                                              ------------       -----------
Income before income taxes                                           7,022            16,695
Income tax provision                                                 2,953             6,748
                                                              ------------       -----------
Income from continuing operations                                    4,069             9,947
Loss on disposal of SCST                                           (52,647)          (52,647)
Cumulative effect of change in accounting for goodwill                   -           (75,175)
                                                              ------------       -----------
Loss from discontinued operations, net                        $    (48,578)      $  (117,875)
                                                              ------------       -----------
Discontinued operations basic earnings (loss) per share:
  Income from continuing operations                           $       0.14       $      0.36
  Loss on disposal of SCST                                           (1.80)            (1.91)
  Cumulative effect of change in accounting for goodwill                 -             (2.73)
                                                              ------------       -----------
  Loss from discontinued operations                           $      (1.66)      $     (4.28)
                                                              ============       ===========

Discontinued operations diluted earnings (loss) per share:
  Income from continuing operations                           $       0.13       $      0.36
  Loss on disposal of SCST                                           (1.78)            (1.89)
  Cumulative effect of change in accounting for goodwill                 -             (2.70)
                                                              ------------       -----------
  Loss from discontinued operations                           $      (1.65)      $     (4.23)
                                                              ============       ===========

         Management fees and other corporate services previously allocated to SCST were not charged to discontinued operations, as we continue to incur the expenses. We allocated interest expense to discontinued operations based on the overall effective borrowing rate of Yellow applied to the debt reduction that we realized from the spin-off. Interest expense included in discontinued operations was $1.6 million and $4.6 million for the three months and nine months ended September 30, 2002, respectively.

3.       Debt and Financing

         On August 8, 2003, Yellow closed the sale of $200 million of its 5.0 percent contingent convertible senior notes due 2023 (senior notes). Yellow also closed the sale of an additional $50 million of the senior notes on August 15, 2003 pursuant to the exercise of the option of the initial purchasers bringing the total amount of senior notes sold to $250 million. Yellow received net proceeds from the sales of $242.5 million, after discounts and commissions.

         The senior notes have an annual interest rate of 5.0 percent and are convertible into shares of Yellow common stock at a conversion price of $39.24 per share only upon the occurrence of certain other events. The senior notes may not be redeemed by Yellow for seven years, but are redeemable at any time thereafter at par. Holders of the senior notes have the option to require Yellow to purchase their senior notes at par on August 8, 2010, 2013 and 2018, and upon a change in control. These terms and other material terms and conditions applicable to the senior notes are set forth in the indenture governing the senior notes. Yellow expects to use the net proceeds from the offering as part of the financing for its proposed acquisition of Roadway and, if such transaction is not completed, for general corporate purposes.

         On September 30, 2003, we completed the repurchase of $24 million aggregate principal amount of our medium-term notes (MTNs). The remaining $20 million aggregate principal amount of MTNs outstanding, after scheduled principal payments of $11.3 million and repurchases of $24.0 million, were defeased under the terms thereof. Defeasance refers to the process of placing sufficient funds in an irrevocable trust to pay and discharge the MTNs as they become due. As a result, we were considered legally released as the primary obligor and the MTNs were removed from our balance sheet. The interest rate on the notes ranged from 6.1 percent to 7.8 percent with scheduled maturities ranging from October 2003 to August 2008. We recognized a loss on the extinguishment of debt of $2.3 million from the repurchase and defeasance that we reflected in "other" nonoperating expenses on our Statement of Consolidated Operations. We funded the repurchase and defeasance with cash on hand.

         As a result of these transactions, our total debt at September 30, 2003, increased by $194.7 million from December 31, 2002 as summarized in the following table:

                                         September 30,   December 31,
                                            2003             2002
                                         ------------    ------------
(in thousands)
Unsecured credit agreement               $          -    $          -
ABS borrowings                                 50,000          50,000
Unsecured medium-term notes                         -          55,250
Industrial development bonds (IDBs)            18,900          18,900
Contingent convertible senior notes           250,000               -
Capital leases and other                           71             135
                                         ------------    ------------
     Total debt                          $    318,971    $    124,285
ABS borrowings                                (50,000)        (50,000)
Current maturities                             (5,008)        (24,261)
                                         ------------    ------------
     Long-term debt                      $    263,963    $     50,024
                                         ------------    ------------

The principal maturities of total debt, excluding ABS borrowings, for the next five years and thereafter are as follows:

(in thousands)         Senior notes             IDBs             Other            Total
------------------------------------------------------------------------------------------
2003                   $          -          $    5,000        $      8         $    5,008
2004                              -                   -              63                 63
2005                              -               4,400               -              4,400
2006                              -                   -               -                  -
2007                              -                   -               -                  -
Thereafter                  250,000               9,500               -            259,500
------------------------------------------------------------------------------------------
     Total             $    250,000          $   18,900        $     71         $  268,971
------------------------------------------------------------------------------------------

         Based on the borrowing rates currently available to us for debt with similar terms and remaining maturities and the quoted market price for the senior notes, the fair value of fixed-rate debt at September 30, 2003 and December 31, 2002 was approximately $314.0 million and $81.5 million, respectively. The carrying amount of such fixed-rate debt at September 30, 2003 and December 31, 2002 was $269.0 million and $74.3 million, respectively.

4.       Business Segments

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

         The accounting policies of the segments are the same as those described in the Summary of Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2002. We charge management fees and other corporate services to segments primarily based on direct benefit received or allocated based on revenue. Corporate operating losses represent operating expenses of the holding company, including salaries, wages and employees' benefits, along with incentive compensation and professional services. In 2003, corporate operating losses also included $4.0 million for an industry conference that Yellow hosted in the first quarter of 2003. Corporate identifiable assets primarily include cash and cash equivalents, in addition to pension intangible assets. Intersegment revenue consists of transportation services provided by Yellow Transportation to Meridian IQ and charges to Yellow Transportation for support functions and the use of various Meridian IQ service names.

       The following table summarizes our operations by business segment (in thousands):

                                                Yellow                                   Corporate/
                                            Transportation          Meridian IQ         Eliminations       Consolidated
                                            --------------          -----------         ------------       ------------
As of September 30, 2003
  Identifiable assets                         $  962,778              $77,559             $234,886          $ 1,275,223

As of December 31, 2002
  Identifiable assets                            940,252               64,617               38,116            1,042,985

Three months ended
 September 30, 2003
  External revenue                               737,777               32,928                    -              770,705
  Intersegment revenue                               534                  548               (1,082)                   -
  Operating income (loss)                         42,835                  156               (5,179)              37,812

Three months ended
 September 30, 2002
  External revenue                               661,500               20,973                    -              682,473
  Intersegment revenue                               663                  549               (1,212)                   -
  Operating income (loss)                         22,989                   26               (9,533)              13,482

Nine months ended
 September 30, 2003
  External revenue                             2,088,154               77,097                    -            2,165,251
  Intersegment revenue                             1,731                1,647               (3,378)                   -
  Operating income (loss)                         98,696                 (673)             (16,119)              81,904

Nine months ended
 September 30, 2002
  External revenue                             1,853,117               54,219                    -            1,907,336
  Intersegment revenue                             1,904                1,647               (3,551)                   -
  Operating income (loss)                         40,176               (1,943)             (15,884)              22,349

5.       Stock Compensation Plans

         Yellow has various stock-based employee compensation plans, which are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2002. Yellow accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We do not reflect compensation cost in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

         We estimated the fair value per option for each option granted in the period using the Black-Scholes option pricing model with the following weighted average assumptions for the three and nine months ended September 30:

                                                                  Three Months                    Nine Months
                                                                ----------------           -----------------------
                                                                2003        2002             2003            2002
                                                                ----        ----             ----            ----
Actual options granted                                             0      100,000           54,700         114,000
Dividend yield                                                   n/a            -%               -%              -%
Expected volatility                                              n/a         37.1%            46.9%           36.9%
Risk-free interest rate                                          n/a          2.6%             2.1%            2.8%
Expected option life (years)                                     n/a            3                3               3
Fair value per option                                            n/a     $   5.29          $  8.90        $   5.33

         The following table illustrates the effect on income from continuing operations, net income and earnings per share if Yellow had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, for the three and nine months ended September 30:

                                                                   Three Months                   Nine Months
                                                              ----------------------        ------------------------
 (In thousands except per share data)                          2003           2002            2003           2002
                                                              -------       --------        --------      ----------
Net income (loss), as reported                                $17,369       $(41,281)       $ 41,355      $ (108,097)
Less:  Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                        486            343           1,587           1,048
                                                              -------       --------        --------      ----------
Pro forma net income (loss)                                   $16,883       $(41,624)       $ 39,768      $ (109,145)
                                                              =======       ========        ========      ==========

Basic earnings (loss) per share:
 Income from continuing operations - as reported              $  0.59       $   0.25        $   1.40      $     0.35
 Income from continuing operations - pro forma                   0.57           0.24            1.35            0.31
 Net income (loss) - as reported                                 0.59          (1.41)           1.40           (3.93)
 Net income (loss) - pro forma                                   0.57          (1.42)           1.35           (3.97)

Diluted earnings (loss) per share:
 Income from continuing operations - as reported              $  0.58       $   0.25        $   1.39      $     0.35
 Income from continuing operations - pro forma                   0.56           0.24            1.34            0.31
 Net income (loss) - as reported                                 0.58          (1.40)           1.39           (3.88)
 Net income (loss) - pro forma                                   0.56          (1.41)           1.34           (3.92)

6.       Comprehensive Income

         Our comprehensive income for the periods presented includes net income, changes in the fair value of an interest rate swap and foreign currency translation adjustments as follows:

(in thousands)                                                    Three Months                    Nine Months
                                                             ----------------------         -----------------------
                                                              2003           2002             2003          2002
                                                             -------       --------         -------      ----------
Net income (loss):                                           $17,369       $(41,281)        $41,355      $ (108,097)
Changes in foreign currency translation adjustments              (21)          (371)          1,307              62
Changes in the fair value of an interest rate swap               418            (22)          1,110           1,182
                                                             -------       --------         -------      ----------
Comprehensive income (loss)                                  $17,766       $(41,674)        $43,772      $ (106,853)
                                                             -------       --------         -------      ----------

7.       Goodwill and Intangibles

         As of September 30, 2003, the carrying amount of goodwill was $20.6 million and the gross amount of identifiable intangible assets was $8.3 million. Accumulated amortization of intangibles totaled $1.2 million. Refer to our Annual Report on Form 10-K for the year ended December 31, 2002 for a description of our goodwill and intangibles policies.

8.       Rental Expenses

         Yellow incurs rental expenses under noncancelable lease agreements for certain buildings and operating equipment. Rental expense is charged to "operating expenses and supplies" on the Statements of Consolidated Operations. The following table represents the actual rental expense, as reflected in operating income, incurred for the three and nine months ended September 30 (in thousands):

                                                                   Three Months                    Nine Months
                                                              ----------------------         ----------------------
                                                                2003           2002            2003           2002
                                                              -------        -------         -------         ------
Rental expense                                                $10,123        $ 8,559         $29,854         $25,514

9.       Multi-Employer Pension Plans

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

         Yellow Transportation has collective bargaining agreements with its unions that stipulate the amount of contributions it must make to union-sponsored, multi-employer pension plans. The Internal Revenue Code and related regulations establish minimum funding requirements for these plans. If any of these plans fail to meet these requirements and the trustees of these plans are unable to obtain waivers of the requirements from the Internal Revenue Service or reduce pension benefits to a level where the requirements are met, the Internal Revenue Service could impose an excise tax on all employers participating in these plans to correct the funding deficiency. If an excise tax were imposed on the participating employers, it could have a material adverse impact on the financial results of Yellow.

10.      Condensed Consolidating Financial Statements

         As discussed in Note 3 above, in August 2003 Yellow Corporation issued
         5.0 percent senior notes due 2023 pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with the senior notes, the following 100 percent owned subsidiaries of Yellow Corporation issued guarantees in favor of the holders of the senior notes: Yellow Transportation, Inc., Mission Supply Company, Yellow Redevelopment Corporation, Yellow Relocation Services, Yellow Technologies, Inc., Yellow Dot Com Subsidiary, Inc., MegaSys, Inc., Meridian IQ, LLC, Yellow GPS, LLC and Globe.com Lines, Inc. Each of the guarantees is full and unconditional and joint and several.

         The summarized consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of Yellow Corporation or any guarantor to obtain funds from its subsidiaries by dividend or loan.

         The following represents summarized condensed consolidating financial information as of September 30, 2003 and December 31, 2002 with respect to the financial position, for the three and nine months ended September 30, 2003 and 2002 for results of operations and for the nine months ended September 30, 2003 and 2002 for cash flows of Yellow Corporation and its subsidiaries. The Parent column presents the financial information of Yellow Corporation, the primary obligor of the senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including Yellow Receivables Corporation, the special-purpose entity that manages our ABS agreement, and those subsidiaries that are governed by foreign laws.

Condensed Consolidating Balance Sheets
September 30, 2003

(in thousands)                                               Guarantor       Non-Guarantor
                                                Parent      Subsidiaries     Subsidiaries       Elimination     Consolidated
                                              ----------    ------------     ------------       -----------     ------------
Cash and cash equivalents                     $  219,948     $    1,966        $   4,600        $        -      $   226,514
Intercompany advances receivable                 122,196         82,968                -          (205,164)               -
Accounts receivable, net                           3,552         40,456          328,753                 -          372,761
Prepaid expenses and other                         1,093         29,717               46                 -           30,856
                                              ----------     ----------        ---------        ----------      -----------
  Total current assets                           346,789        155,107          333,399          (205,164)         630,131

Property and equipment, at cost                      302      1,708,607            8,413                 -        1,717,322
Less - accumulated depreciation                      218      1,132,989            4,731                 -        1,137,938
                                              ----------     ----------        ---------        ----------      -----------
  Net property and equipment                          84        575,618            3,682                 -          579,384

Investment in subsidiaries                       231,326              -                -          (231,326)               -
Goodwill and other assets                         17,824         43,114            4,770                 -           65,708
                                              ----------     ----------        ---------        ----------      -----------
  Total assets                                $  596,023     $  773,839        $ 341,851        $ (436,490)     $ 1,275,223
                                              ==========     ==========        =========        ==========      ===========

Intercompany advances payable                 $        -     $        -        $ 205,164        $ (205,164)     $         -
Accounts payable                                   1,786         94,440              527                 -           96,753
Wages, vacations, and employees' benefits          3,663        162,473              312                 -          166,448
Other current and accrued liabilities               (935)       130,431           (1,727)              (46)         127,723
ABS borrowings                                         -              -           50,000                 -           50,000
Current maturities of long-term debt                   -          5,008                -                 -            5,008
                                              ----------     ----------        ---------        ----------      -----------
  Total current liabilities                        4,514        392,352          254,276          (205,210)         445,932

Intercompany debt                                (26,811)        26,811                -                 -                -
Long-term debt, less current portion             250,000         13,963                -                 -          263,963
Deferred income taxes, net                       (32,919)        59,759              445                 -           27,285
Claims and other liabilities                      14,597        119,613              298                 -          134,508
Shareholders' equity                             386,642        161,341           86,832          (231,280)         403,535
                                              ----------     ----------        ---------        ----------      -----------
  Total liabilities and shareholders' equity  $  596,023     $  773,839        $ 341,851        $ (436,490)     $ 1,275,223
                                              ==========     ==========        =========        ==========      ===========

Condensed Consolidating Balance Sheets
December 31, 2002
(in thousands)

                                                             Guarantor       Non-Guarantor
                                                Parent      Subsidiaries     Subsidiaries       Elimination     Consolidated
                                              ----------    ------------     ------------       -----------     ------------
Cash and cash equivalents                     $   21,898     $    2,470        $   4,346        $        -      $    28,714
Intercompany advances receivable                 141,057         46,291                -          (187,348)               -
Accounts receivable, net                           3,211         29,017          295,685                 -          327,913
Prepaid expenses and other                         3,518         65,148               60                 -           68,726
                                              ----------     ----------        ---------        ----------      -----------
  Total current assets                           169,684        142,926          300,091          (187,348)         425,353

Property and equipment, at cost                      289      1,671,327            7,480                 -        1,679,096
Less - accumulated depreciation                      213      1,109,710            4,197                 -        1,114,120
                                              ----------     ----------        ---------        ----------      -----------
  Net property and equipment                          76        561,617            3,283                 -          564,976

Investment in subsidiaries                       263,577              -                -          (263,577)               -
Goodwill and other assets                          3,729         44,756            4,171                 -           52,656
                                              ----------     ----------        ---------        ----------      -----------
  Total assets                                $  437,066     $  749,299        $ 307,545        $ (450,925)     $ 1,042,985
                                              ==========     ==========        =========        ==========      ===========

Intercompany advances payable                 $        -     $        -        $ 187,348        $ (187,348)     $         -
Accounts payable                                   1,412        113,251              326                 -          114,989
Wages, vacations, and employees' benefits          2,389        157,230              379                 -          159,998
Other current and accrued liabilities             (1,098)       101,287              922                 -          101,111
ABS borrowings                                         -              -           50,000                 -           50,000
Current maturities of long-term debt              19,250          5,011                -                 -           24,261
                                              ----------     ----------        ---------        ----------      -----------
  Total current liabilities                       21,953        376,779          238,975          (187,348)         450,359

Intercompany debt                                (20,658)        20,658                -                 -                -
Long-term debt, less current portion              36,000         14,024                -                 -           50,024
Deferred income taxes, net                       (17,319)        43,381             (405)                -           25,657
Claims and other liabilities                      15,782        141,495             (290)                -          156,987
Shareholders' equity                             401,308        152,962           69,265          (263,577)         359,958
                                              ----------     ----------        ---------        ----------      -----------
  Total liabilities and shareholders' equity  $  437,066     $  749,299        $ 307,545        $ (450,925)     $ 1,042,985
                                              ==========     ==========        =========        ==========      ===========

Condensed Consolidating Statements of Operations
For the three months ended September 30, 2003
(in thousands)

                                                             Guarantor       Non-Guarantor
                                                Parent      Subsidiaries     Subsidiaries       Elimination     Consolidated
                                              ----------    ------------     ------------       -----------     ------------
Operating revenue                             $    3,125     $  764,013        $   6,692        $   (3,125)     $   770,705
                                              ----------     ----------        ---------        ----------      -----------

Operating expenses:
Salaries, wages and employees' benefits            3,911        482,802            2,564                 -          489,277
Operating expenses and supplies                    3,120        100,824            5,696            (3,150)         106,490
Operating taxes and licenses                          46         19,869              336                 -           20,251
Claims and insurance                                 199         16,247               72                 -           16,518
Depreciation and amortization                         10         21,035               75                 -           21,120
Purchased transportation                               -         75,643            2,349                 -           77,992
Losses (gains) on property disposals, net            (26)           404                3                 -              381
Acquisition, spin-off and reorganization
   charges                                           482            382                -                 -              864
                                              ----------     ----------        ---------        ----------      -----------
  Total operating expenses                         7,742        717,206           11,095            (3,150)         732,893
                                              ----------     ----------        ---------        ----------      -----------

    Operating income (loss)                       (4,617)        46,807           (4,403)               25           37,812
                                              ----------     ----------        ---------        ----------      -----------

Nonoperating (income) expenses:
Interest expense                                   5,925            937            1,402            (1,739)           6,525
ABS facility charges                                   -              -                -                 -                -
Other                                              1,242         14,799          (15,391)            1,764            2,414
                                              ----------     ----------        ---------        ----------      -----------
  Nonoperating (income) expenses, net              7,167         15,736          (13,989)               25            8,939
                                              ----------     ----------        ---------        ----------      -----------

Income (loss) before income taxes                (11,784)        31,071            9,586                 -           28,873

Income tax provision (benefit)                    (4,159)        12,071            3,513                79           11,504
                                              ----------     ----------        ---------        ----------      -----------

Net income (loss)                             $   (7,625)    $   19,000        $   6,073        $      (79)     $    17,369
                                              ==========     ==========        =========        ==========      ===========

Condensed Consolidating Statements of Operations
For the three months ended September 30, 2002
(in thousands)

                                                             Guarantor       Non-Guarantor
                                                Parent      Subsidiaries     Subsidiaries       Elimination     Consolidated
                                              ----------    ------------     ------------       -----------     ------------
Operating revenue                             $   14,125     $  676,331        $   6,142        $  (14,125)     $   682,473
                                              ----------     ----------        ---------        ----------      -----------

Operating expenses:
Salaries, wages and employees' benefits            3,781        438,957            1,921                 -          444,659
Operating expenses and supplies                    3,399         91,164            7,407            (4,162)          97,808
Operating taxes and licenses                          37         18,675              137                 -           18,849
Claims and insurance                                  85         14,792                4                 -           14,881
Depreciation and amortization                         10         20,440               67                 -           20,517
Purchased transportation                               -         64,194            2,365                 -           66,559
Losses on property disposals, net                      -            345                6                 -              351
Spin-off and reorganization charges                5,274             93                -                 -            5,367
                                              ----------     ----------        ---------        ----------      -----------
  Total operating expenses                        12,586        648,660           11,907            (4,162)         668,991
                                              ----------     ----------        ---------        ----------      -----------

  Operating income (loss)                          1,539         27,671           (5,765)           (9,963)          13,482
                                              ----------     ----------        ---------        ----------      -----------

Nonoperating (income) expenses:
Interest expense                                   2,014            827              511            (2,046)           1,306
ABS facility charges                                 (18)             -              774                 -              756
Other                                             (1,203)        22,367          (13,301)           (7,917)             (54)
                                              ----------     ----------        ---------        ----------      -----------
  Nonoperating (income) expenses, net                793         23,194          (12,016)           (9,963)           2,008
                                              ----------     ----------        ---------        ----------      -----------

Income from continuing operations
  before income taxes                                746          4,477            6,251                 -           11,474

    Income tax provision (benefit)                  (318)         2,009            2,205               281            4,177
                                              ----------     ----------        ---------        ----------      -----------

Income (loss) from continuing operations           1,064          2,468            4,046              (281)           7,297

    Loss from discontinued
      operations, net                                  -              -          (48,578)                -          (48,578)
                                              ----------     ----------        ---------        ----------      -----------

Net income (loss)                             $    1,064     $    2,468        $ (44,532)       $     (281)     $   (41,281)
                                              ==========     ==========        =========        ==========      ===========

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2003
(in thousands)

                                                             Guarantor       Non-Guarantor
                                                Parent      Subsidiaries     Subsidiaries       Elimination     Consolidated
                                              ----------    ------------     ------------       -----------     ------------
Operating revenue                             $   10,052     $2,145,488        $  19,763        $  (10,052)     $ 2,165,251
                                              ----------     ----------        ---------        ----------      -----------

Operating expenses:
Salaries, wages and employees' benefits           10,094      1,369,089            6,878                 -        1,386,061
Operating expenses and supplies                   13,332        297,427           19,634           (10,052)         320,341
Operating taxes and licenses                         139         58,742              629                 -           59,510
Claims and insurance                                 410         39,354              208                 -           39,972
Depreciation and amortization                         29         61,959              218                 -           62,206
Purchased transportation                               -        206,709            7,262                 -          213,971
Losses on property disposals, net                      1            417                4                 -              422
Acquisition, spin-off and reorganization
  charges                                            482            382                -                 -              864
                                              ----------     ----------        ---------        ----------      -----------
  Total operating expenses                        24,487      2,034,079           34,833           (10,052)       2,083,347
                                              ----------     ----------        ---------        ----------      -----------

    Operating income (loss)                      (14,435)       111,409          (15,070)                -           81,904
                                              ----------     ----------        ---------        ----------      -----------

Nonoperating (income) expenses:
Interest expense                                   9,996          2,902            4,254            (5,356)          11,796

ABS facility charges                                   -              -                -                 -                -
Other                                               (438)        41,823          (44,763)            5,356            1,978
                                              ----------     ----------        ---------        ----------      -----------
  Nonoperating (income) expenses, net              9,558         44,725          (40,509)                -           13,774
                                              ----------     ----------        ---------        ----------      -----------

Income (loss) before income taxes                (23,993)        66,684           25,439                 -           68,130

Income tax provision (benefit)                    (8,410)        26,028            9,203               (46)          26,775
                                              ----------     ----------        ---------        ----------      -----------

Net income (loss)                             $  (15,583)    $   40,656        $  16,236        $       46      $    41,355
                                              ===========    ==========        =========        ==========      ===========

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2002
(in thousands)

                                                                  Guarantor       Non-Guarantor
                                                 Parent         Subsidiaries      Subsidiaries       Elimination      Consolidated
                                              -------------------------------------------------------------------------------------
Operating revenue                             $      40,325     $   1,888,634     $      18,702     $     (40,325)    $   1,907,336
                                              -------------     -------------     -------------     -------------     -------------
Operating expenses:
Salaries, wages and employees' benefits               9,061         1,250,059             5,560                 -         1,264,680
Operating expenses and supplies                       8,779           253,612            21,725           (12,487)          271,629
Operating taxes and licenses                            185            55,347               418                 -            55,950
Claims and insurance                                  1,129            43,960                14                 -            45,103
Depreciation and amortization                            30            58,701               197                 -            58,928
Purchased transportation                                  -           174,398             6,878                 -           181,276
Losses (gains) on property disposals, net                 -             1,398              (141)                -             1,257
Spin-off and reorganization charges                   5,852               312                 -                 -             6,164
                                              -------------     -------------     -------------     -------------     -------------
 Total operating expenses                            25,036         1,837,787            34,651           (12,487)        1,884,987
                                              -------------     -------------     -------------     -------------     -------------

 Operating income (loss)                             15,289            50,847           (15,949)          (27,838)           22,349
                                              -------------     -------------     -------------     -------------     -------------
Nonoperating (income) expenses:
Interest expense                                      6,829             2,860             1,054            (5,690)            5,053
ABS facility charges                                    (18)                -             2,243                 -             2,225
Other                                                (4,125)           62,914           (36,897)          (22,148)             (256)
                                              -------------     -------------     -------------     -------------     -------------
 Nonoperating (income) expenses, net                  2,686            65,774           (33,600)          (27,838)            7,022
                                              -------------     -------------     -------------     -------------     -------------
Income (loss) from continuing operations
 before income taxes                                 12,603           (14,927)           17,651                 -            15,327

  Income tax provision (benefit)                      3,942            (4,583)            6,792              (602)            5,549
                                              -------------     -------------     -------------     -------------     -------------
Income (loss) from continuing operations              8,661           (10,344)           10,859               602             9,778

  Loss from discontinued
   operations, net                                        -                 -          (117,875)                -          (117,875)
                                              -------------     -------------     -------------     -------------     -------------
Net income (loss)                             $       8,661     $     (10,344)    $    (107,016)    $         602     $    (108,097)
                                              =============     =============     =============     =============     =============

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2003
(in thousands)

                                                                  Guarantor       Non-Guarantor
                                                 Parent         Subsidiaries      Subsidiaries      Elimination       Consolidated
                                              -------------------------------------------------------------------------------------
Operating Activities:
  Net cash from (used in) operating
   activities                                 $     (17,688)    $     125,441     $     (20,283)    $           -     $      87,470
                                              -------------     -------------     -------------     -------------     -------------

Investing activities:
Acquisition of property and equipment                   (44)          (77,025)             (103)                -           (77,172)
Proceeds from disposal of property and
 equipment                                                6             1,466                (4)                -             1,468
Net capital expenditures of discontinued
 operations                                               -                 -                 -                 -                 -
                                              -------------     -------------     -------------     -------------     -------------
    Net cash used in investing activities               (38)          (75,559)             (107)                -           (75,704)
                                              -------------     -------------     -------------     -------------     -------------
Financing activities:
Increase (decrease) in long-term debt, net          187,250               (63)                -                 -           187,187
ABS borrowings, net                                       -                 -                 -                 -                 -
Treasury stock purchases                             (2,921)                -                 -                 -            (2,921)
Proceeds from stock options                           1,768                 -                 -                 -             1,768
Intercompany advances/repayments                     29,679           (50,323)           20,644                 -                 -
                                              -------------     -------------     -------------     -------------     -------------
    Net cash provided by (used in)
     financing activities                           215,776           (50,386)           20,644                 -           186,034
                                              -------------     -------------     -------------     -------------     -------------
Net increase (decrease) in cash and
 cash equivalents                                   198,050              (504)              254                 -           197,800
Cash and cash equivalents, beginning
 of period                                           21,898             2,470             4,346                 -            28,714
                                              -------------     -------------     -------------     -------------     -------------
Cash and cash equivalents, end
 of period                                    $     219,948     $       1,966     $       4,600     $           -     $     226,514
                                              =============     =============     =============     =============     =============

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2002
(in thousands)

                                                                  Guarantor       Non-Guarantor
                                                 Parent         Subsidiaries      Subsidiaries       Elimination      Consolidated
                                              -------------------------------------------------------------------------------------
Operating Activities:
  Net cash from (used in) operating
   activities                                 $       6,690     $     114,768     $    (111,415)    $      (4,425)    $       5,618
                                              -------------     -------------     -------------     -------------     -------------

Investing activities:
Acquisition of property and equipment                   (51)          (59,159)             (128)                -           (59,338)
Proceeds from disposal of property and
 equipment                                                -             1,589               200                 -             1,789
Acquisition of companies                            (17,105)           (1,607)                -                 -           (18,712)
Net capital expenditures of discontinued
 operations                                               -                 -           (24,372)                -           (24,372)
                                              -------------     -------------     -------------     -------------     -------------
  Net cash used in investing activities             (17,156)          (59,177)          (24,300)                -          (100,633)
                                              -------------     -------------     -------------     -------------     -------------

Financing activities:
Increase (decrease) in long-term debt, net          (97,000)               (8)          (22,525)                -          (119,533)
Proceeds from issuance of common stock               93,792                 -                 -                 -            93,792
Dividend from subsidiaries upon spin-off                  -                 -           110,790                 -           110,790
Proceeds from stock options                           6,950                 -                 -                 -             6,950
Intercompany advances/repayments                      2,258           (52,976)           46,293             4,425                 -
                                              -------------     -------------     -------------     -------------     -------------
  Net cash provided by (used in)
   financing activities                               6,000           (52,984)          134,558             4,425            91,999
                                              -------------     -------------     -------------     -------------     -------------
Net increase (decrease) in cash and
 cash equivalents                                    (4,466)            2,607            (1,157)                -            (3,016)
Cash and cash equivalents, beginning
 of period                                           11,154             1,944             6,116                 -            19,214
                                              -------------     -------------     -------------     -------------     -------------
Cash and cash equivalents, end
 of period                                    $       6,688     $       4,551     $       4,959     $           -     $      16,198
                                              =============     =============     =============     =============     =============

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table summarizes the Statements of Consolidated Operations for the three and nine months ended September 30 (in millions):

                                               Three Months                        Nine Months
                                      -------------------------------   -----------------------------------
                                                             Percent                               Percent
                                        2003       2002       Change       2003         2002        Change
                                      -------------------------------   -----------------------------------
Operating Revenue                     $  770.7   $  682.5       12.9%   $  2,165.3   $  1,907.3       13.5%
Operating Income                          37.8       13.5      180.5%         81.9         22.3      266.5%
Nonoperating Expenses, net                 8.9        2.0      345.2%         13.8          7.0       96.2%
Income from Continuing Operations         17.4        7.3      138.0%         41.4          9.8      322.9%
Loss from Discontinued Operations            -      (48.6)       n/m(1)          -       (117.9)       n/m(1)
                                      -------------------------------   -----------------------------------
Net Income (Loss)                     $   17.4   $  (41.3)     142.1%   $     41.4   $   (108.1)     138.3%

(1) Not meaningful.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Our consolidated operating revenue for the third quarter of 2003 increased by $88.2 million over the third quarter of 2002, primarily as a result of increased volumes and improved pricing at Yellow Transportation from growth in premium services and increased market share from the September 2002 closure of Consolidated Freightways, Inc. (CF), a major competitor of Yellow Transportation. We also recognized $12.0 million of additional revenue at Meridian IQ from a combination of organic growth, higher premium services and the August 2003 acquisition of certain United States (U.S.) assets of GPS Logistics, a global logistics provider.

Operating income improved by $24.3 million for the third quarter of 2003 compared to the third quarter of 2002 due to increased revenue and effective cost management. Our strong operating income highlights our continued ability to effectively balance volume and price. Operating income for the three months ended September 30, 2003 included $1.2 million of acquisition costs and losses on property disposals. Acquisition costs consisted of approximately $0.4 million for certain U.S. assets of GPS Logistics and $0.5 million for the pending acquisition of Roadway Corporation (Roadway). In addition to the Roadway acquisition expenses included in operating income (consisting primarily of marketing and promotional activities), we recorded $4.9 million of deferred charges, including investment banking, legal and accounting fees, related to the acquisition. These deferred charges will be reclassified as part of purchase accounting once the acquisition is complete. If the transaction does not occur, Yellow will expense the entire amount immediately and may be required to pay a termination fee of $25 million to Roadway in connection with the termination per the merger agreement. Third quarter 2002 operating income included $5.3 million of costs related to the spin-off of SCST, as discussed below, and $0.4 million in losses on property disposals. Corporate expenses in the third quarter of 2003 were $4.4 million lower than the prior year period, which included the spin-off charges of $5.3 million. When excluding these charges, corporate expenses increased from the prior year period by $0.9 million mostly due to higher performance incentive accruals based on improved operating results. These charges are reflected under "corporate" in the Business Segments note.

Nonoperating expenses increased $6.9 million in the third quarter of 2003 compared to the same period last year as a result of acquisition-related financing costs. As discussed further in the liquidity section, in July 2003 we entered into arrangements for approximately $1.1 billion of committed financing of which $250 million was funded in August 2003 through the issuance of 5.0 percent contingent convertible senior notes (senior notes). These transactions impacted the third quarter by increasing interest expense $4.3 million. When excluding these items, combined interest expense and asset backed securitization (ABS) facility charges were in line with the prior year period. In addition, "other" nonoperating expenses on the Statement of Consolidated Operations included a loss on the extinguishment of debt of $2.3 million from the repurchase and defeasance of the remaining $44.0 million of medium-term notes (MTNs) outstanding. Other nonoperating expenses, after excluding the extinguishment of MTNs, were consistent with the prior year period.

In the third quarter of 2002, ABS obligations were not reflected on the balance sheet and financing costs were recorded as "ABS facility charges" on the Statement of Consolidated Operations. Due to the December 31, 2002 amendment to the facility, ABS borrowings were prospectively reflected on the Consolidated Balance Sheets and the related interest was recorded as "interest expense" on the Statement of Consolidated Operations. Interest expense for the third quarter of 2003 included approximately $0.3 million related to the ABS facility compared to $0.8 million of ABS facility charges in the third quarter of 2002. The decrease resulted from a combination of lower average ABS borrowings and lower interest rates.

Our effective tax rate on continuing operations for the third quarter of 2003 was 39.8 percent compared to 36.4 percent in the third quarter of 2002. The higher tax rate was mainly a function of our income allocation among subsidiaries and their relative state tax rates. In 2003, Yellow Transportation, a higher tax rate subsidiary, generated a larger percentage of our profits before tax compared to the same period in 2002.

In September 2002, we successfully completed the 100 percent distribution (the spin-off) of all of the shares of SCS Transportation, Inc. (SCST) to our shareholders. As a result of the spin-off, the historical results of operations for SCST have been reclassified as discontinued operations on our 2002 Statement of Consolidated Operations.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Our consolidated operating revenue for the nine months ended September 30, 2003 surpassed the nine months ended September 30, 2002 by $257.9 million or 13.5 percent. As discussed above, Yellow Transportation realized increased volumes and improved pricing from growth in premium services and the closure of CF in September 2002. In addition, Meridian IQ generated additional year-to-date revenue of $22.9 million mostly due to organic growth, higher premium services and its August 2003 acquisition of certain U.S. assets of GPS Logistics.

Operating income for the first nine months of 2003 improved by $59.6 million compared to the first nine months of 2002 due to increased revenue, effective cost management and productivity improvements. Our strong operating income highlights our continued ability to effectively balance volume and price. Year-to-date 2003 operating income included a $5.0 million reduction in claims and insurance expense for an insurance recovery related to two former employees falsifying claims over several years. Approximately $1.3 million of the recovery was recognized in first quarter 2003 and the remaining $3.7 was recognized in second quarter 2003. We reviewed and made appropriate adjustments to our procedures and controls in response to the claims. Year-to-date 2003 corporate expenses included approximately $4.0 million for an industry conference that Yellow hosts every other year and year-to-date 2002 included $6.2 million of spin-off charges. After excluding these two items, corporate expenses increased in 2003 by approximately $2.0 million mostly due to higher performance incentive accruals based on improved operating results and acquisition expenses related to the pending Roadway acquisition. Operating income for the first nine months of 2002 included $7.4 million related to losses on property disposals and spin-off and reorganization charges. The first nine months of 2003 included $1.3 million of losses on property disposals and acquisition charges.

Nonoperating expenses increased by $6.8 million in the first nine months of 2003 compared to the same period in 2002. Interest expense for year-to-date 2003 increased $4.5 million over the combined interest and ABS facility charges for year-to-date 2002 as a result of the additional interest of $4.3 million from the senior notes and committed financing discussed above. Other nonoperating expenses increased $2.2 million in 2003 compared to 2002 due to the $2.3 million loss on extinguishment of the MTNs partially offset by favorable currency translation. After excluding these transactions, other nonoperating expenses on a year-to-date basis were consistent between 2003 and 2002.

Our effective tax rate for the first nine months of 2003 was 39.3 percent compared to 36.2 percent for the first nine months of 2002. The higher tax rate was mainly a function of our income allocation among subsidiaries and their relative state tax rates. In 2003, Yellow Transportation, a higher tax rate subsidiary, generated a larger percentage of our profits before tax compared to the same period in 2002.

Our net loss of $108.1 million in the first nine months of 2002 occurred primarily due to the impairment of goodwill associated with Jevic Transportation, Inc. (Jevic), a subsidiary of SCST, and the spin-off of SCST. In the first quarter of 2002, we recorded a non-cash charge of $75.2 million as a cumulative effect of change in accounting for the impairment of Jevic goodwill. In the third quarter of 2002, we recorded a non-cash charge of $52.6 million for the difference between the carrying value of SCST and the fair value, as determined by the market capitalization of SCST at the spin-off date. As a result of the spin-off, both non-cash charges and income from operations of $9.9 million for SCST have been reclassified as discontinued operations on our 2002 Statement of Consolidated Operations.

YELLOW TRANSPORTATION RESULTS

The table below provides summary information for Yellow Transportation for the three and nine months ended September 30 (in millions):

                                 Three Months                               Nine Months
                      --------------------------------------  ------------------------------------------
                        2003        2002      Percent Change     2003          2002       Percent Change
                      --------------------------------------  ------------------------------------------
Operating Revenue     $  738.3    $  662.2         11.5%      $  2,089.9    $  1,855.0          12.7%
Operating Income          42.8        23.0         86.3%            98.7          40.2         145.7%
Operating Ratio           94.2%       96.5%         2.3 pp          95.3%         97.8%          2.5 pp
                      --------------------------------------  ------------------------------------------

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

As discussed under our consolidated results, Yellow Transportation realized increases in volumes and price in the third quarter of 2003 compared to the third quarter of 2002 as a result of its premium services, pricing discipline, service quality and market share growth from the CF closure. Less-than-truckload
(LTL) revenue per day increased 12.1 percent over the third quarter of 2002, primarily reflecting a 7.3 percent increase in LTL tonnage per day and a 4.5 percent improvement in LTL revenue per hundred weight. A primary indicator of pricing, LTL revenue per hundred weight excluding fuel surcharge, was up 3.7 percent in the third quarter of 2003 compared to the third quarter of 2002.

Yellow Transportation realized improved operating income of $19.8 million from the third quarter of 2002 to the third quarter of 2003 due to increased volumes, pricing discipline and cost management. Our strong operating income highlights our continued ability to effectively balance volume and price. Higher volumes combined with contractual wage and benefit increases impacted third quarter 2003 salaries, wages and employees' benefits expense by $35 million. Variation in the labor mix slightly offset the increased wages. In addition, salaries, wages and employees' benefits as a percentage of revenue declined by 1.2 percentage points and total operating expenses as a percentage of revenue decreased by 2.3 percentage points compared to third quarter 2002, resulting in a 2003 third quarter operating ratio of 94.2 percent.

Workers' compensation expense in the third quarter of 2003 declined by $3.1 million compared to the third quarter of 2002, primarily as a result of improved safety statistics in 2003, added resources to manage claims and additional expenses recorded in the third quarter of 2002. In the third quarter of 2002, Yellow Transportation recorded additional workers' compensation expenses due to increased costs per claim and the longer duration of prior years' cases.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Yellow Transportation generated increased volumes and improved pricing throughout the first nine months of 2003 compared to the first nine months of 2002. With increased volumes from premium services and market share growth from the CF closure, Yellow Transportation reported increased revenue of $234.9 million in the first nine months of 2003 compared to the first nine months of 2002. LTL revenue per day increased 12.9 percent over the first nine months of 2002, primarily reflecting a 7.1 percent increase in LTL tonnage per day and a
5.4 percent improvement in LTL revenue per hundred weight. A primary indicator of pricing, LTL revenue per hundred weight excluding fuel surcharge, was up 3.7 percent in the first nine months of 2003 compared to the first nine months of 2002.

Despite increases in contractual wages and benefits and purchased transportation rates, Yellow Transportation recorded improved operating income of $58.5 million for the first nine months of 2003 compared to the first nine months of 2002. Our strong operating income highlights our continued ability to effectively balance volume and price. Variation in the labor mix slightly offset the increased wages. Fuel costs and purchased transportation (mostly rail) raised operating expenses by $44.7 million in the first nine months of 2003 compared to the same period in 2002. The increases resulted from a combination of higher volumes and increased rates. Despite the increases, operating expenses as a percentage of revenue decreased for the first nine months of 2003 by 2.5 percentage points compared to the first nine months of 2002, resulting in an operating ratio of
95.3 percent for year-to-date 2003. During the nine months ended September 30, 2003, Yellow Transportation recognized a benefit in operating income of $5.0 million related to the insurance recovery discussed under our Consolidated Results.

In the prior year, Yellow Transportation recorded increased expenses for workers' compensation due to increased costs per claim and longer duration of cases. As a result of recording these additional expenses, improved safety statistics and additional resources to manage claims, workers' compensation expense in the first nine months of 2003 was $3.8 million less than the first nine months of 2002. Total workers' compensation expense as a percentage of revenue declined by 0.5 percentage points.

MERIDIAN IQ RESULTS

The table below provides summary information for Meridian IQ for the three and nine months ended September 30 (in millions):

                                         Three Months                            Nine Months
                            ---------------------------------------    -----------------------------------
                               2003         2002     Percent Change     2003      2002      Percent Change
                            ---------------------------------------    -----------------------------------
Operating Revenue           $  33.5      $  21.5         55.5%         $  78.7   $  55.9         41.0%
Operating Income / (Loss)       0.2          0.0          n/m             (0.7)     (1.9)        65.4%
                            ---------------------------------------    -----------------------------------

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

As discussed under our consolidated results, Meridian IQ realized additional revenue of $12.0 million in the third quarter of 2003 compared to the third quarter of 2002, due to a combination of organic growth, higher premium services and the August 2003 acquisition of certain U.S. assets of GPS Logistics. Meridian IQ recorded net acquisition expenses related to GPS Logistics of $0.4 million that are reflected as "acquisition, spin-off and reorganization charges" on the Statement of Consolidated Operations. In the third quarter of 2003, Meridian IQ reported operating income of $0.2 million, an improvement over its breakeven performance in the third quarter of 2002. Improved operating results were attributed to increased revenue and effective cost management.

In August 2003, a subsidiary of Meridian IQ, Yellow Global LLC, acquired certain U.S. assets of GPS Logistics. Yellow Global LLC was then renamed Yellow GPS LLC (Yellow GPS). In exchange for the acquisition, Yellow GPS assumed certain of GPS Logistics customer, lease and other obligations and became obligated to pay GPS Logistics earnout payments if certain financial targets for the combined business of Yellow GPS are met. There was no net cash consideration paid in the transaction. In addition, Yellow GPS received a call option to purchase the stock of each of GPS Worldwide Logistics (U.K.) Ltd., the related United Kingdom operations of GPS Logistics, and GPS Logistics Group Ltd., the related Asian operations of GPS Logistics. If Yellow GPS does not exercise an option, it would be required to pay a deferred option price to the shareholders of the entity with respect to which the option remained unexercised.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Meridian IQ reported increased revenue of $22.8 million in the first nine months of 2003 compared to the first nine months of 2002, as a result of organic growth, higher premium services and its acquisition of certain U.S. assets of GPS Logistics. Operating losses at Meridian IQ declined for the first nine months of 2003 by nearly $1.2 million compared to the first nine months of 2002, even with $0.4 million in GPS Logistics acquisition charges in 2003 results. Increased revenue, improved margins and effective cost management contributed to the improved operating results.

FINANCIAL CONDITION

LIQUIDITY

Our liquidity needs arise primarily from capital investment in new equipment, land and structures, and information technology, as well as funding working capital requirements and debt service obligations. To provide short-term and longer-term liquidity, we maintain capacity under a bank credit agreement and an ABS agreement involving Yellow Transportation accounts receivable. We believe these facilities provide adequate capacity to fund current working capital and capital expenditure requirements excluding those requirements that will result from the closing of our pending acquisition of Roadway (discussed below). It is not unusual for us to have a deficit working capital position, as we can operate in this position due to rapid turnover of accounts receivable, effective cash management and ready access to funding.

On July 8, 2003, Yellow and Roadway announced a definitive agreement under which Yellow will acquire Roadway for approximately $966 million, or $48 per share (based on a fixed exchange ratio and a 60-day average price per share of $24.95 for Yellow common stock in a half cash, half stock transaction). As described more fully in our Joint Proxy Statement/Prospectus dated October 17, 2003, the exchange ratio is subject to adjustment if the 20-day average closing price of Yellow common stock is not between $21.21 and $28.69 (the collar). If the average closing price of Yellow common stock is above or below the collar, the purchase price could increase or decrease significantly. As of October 31, 2003, the 20-day average closing price of Yellow common stock was above the collar. We will also assume an expected $150 million in net Roadway indebtedness, bringing the enterprise value of the acquisition to approximately $1.1 billion. Upon completion of the transaction, Roadway will be an operating subsidiary under the holding company, which will be renamed Yellow Roadway Corporation. As a stipulation to the definitive agreement, Yellow entered into arrangements for approximately $1.1 billion in committed financing. Of this amount, $250 million has been funded through the issuance of senior notes, as discussed below. As of September 30, 2003, we were committed to an estimated $8 million in additional investment banking and financing fees as a result of this transaction.

The acquisition of Roadway is subject to the approval of the shareholders of both companies, the successful completion of the financing of the cash portion of the purchase price, the replacement of certain existing debt facilities of both companies, and customary regulatory clearances, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and review under the Investment Canada Act, as amended. On October 17, 2003, Yellow and Roadway certified substantial compliance to the second request for additional information from the U.S. Department of Justice (DOJ) related to its antitrust review of the pending acquisition. The DOJ is expected to respond within 30 days. Also on October 17, 2003, a Joint Proxy Statement/Prospectus on a Registration Statement on Form S-4 filed with the U.S. Securities and Exchange Commission became effective. Shareholders of record of both Yellow and Roadway as of October 16, 2003 (a record date established for both companies) will vote at special meetings of shareholders on December 9, 2003 to consider the approval of applicable aspects of the transaction.

Contingent Convertible Senior Notes

As part of the cash portion of the purchase price for the Roadway acquisition, Yellow issued $250 million of 5.0 percent contingent convertible senior notes due 2023. On August 8, 2003, Yellow closed the sale of $200 million of the senior notes and on August 15, 2003 we closed the sale of an additional $50 million of senior notes pursuant to the exercise of the option of the initial purchasers. We received net proceeds from the sales of $242.5 million, after discounts and commissions.

The senior notes have an annual interest of 5.0 percent and are convertible into shares of Yellow common stock at a conversion price of $39.24 per share only upon the occurrence of certain other events. The senior notes may not be redeemed by Yellow for seven years, but are redeemable at any time thereafter at par. Holders of the senior notes have the option to require Yellow to purchase their senior notes at par on August 8, 2010, 2013 and 2018, and upon a change in control. These terms and other material terms and conditions applicable to the senior notes are set forth in the indenture governing the senior notes. We expect to use the net proceeds from the offering as part of the financing for our proposed acquisition of Roadway and, if such transaction is not completed, for general corporate purposes.

Medium-Term Notes

Another change in our capital structure in support of the pending Roadway acquisition was the repurchase and defeasance of our MTNs. On September 30, 2003, we completed the repurchase of $24 million aggregate principal amount of MTNs and defeased the remaining $20 million aggregate principal amount outstanding, after making scheduled principal payments of $11.3 million. Defeasance refers to the process of placing sufficient funds in an irrevocable trust to pay and discharge the MTNs as they become due. As a result, we were considered legally released as the primary obligor and the MTNs were removed from our balance sheet. The interest rate on the MTNs ranged from 6.1 percent to
7.8 percent with scheduled maturities ranging from October 2003 to August 2008. We recognized a loss on the extinguishment of debt of $2.3 million from the repurchase and defeasance that we reflected in "other" nonoperating expenses on our Statement of Consolidated Operations. We funded the repurchase and defeasance with cash on hand.

Bank Credit Agreement

We maintain a $300 million bank credit agreement scheduled to expire in April 2004. We expect to replace this credit agreement with a new credit facility in conjunction with the acquisition of Roadway. In addition to funding short-term liquidity needs, we also use the facility to provide letters of credit that reduce available borrowings under the credit agreement. Letters of credit serve as collateral for our self-insurance programs, primarily in the areas of workers' compensation and liability claims. The following table summarizes the availability under the bank credit agreement at each period end (in millions):

                               September 30,      December 31,
                                   2003               2002
                              ---------------   ---------------
Total capacity                $         300.0   $         300.0
Outstanding borrowings                      -                 -
Letters of credit                      (134.6)           (146.2)
                              ---------------   ---------------
Available unused capacity     $         165.4   $         153.8

Our outstanding letters of credit at September 30, 2003 included $13.6 million for liability and workers' compensation claims against SCST. Yellow agreed to maintain the letters of credit outstanding at the spin-off date until SCST obtained replacement letters of credit or third party guarantees. SCST agreed to use its reasonable best efforts to obtain these letters of credit or guarantees, which in many cases would allow Yellow to obtain a release of its letters of credit. SCST also agreed to indemnify Yellow for any claims against the letters of credit provided by Yellow. SCST reimburses Yellow for all fees incurred related to the remaining outstanding letters of credit. We also provide a guarantee regarding certain lease obligations of SCST equaling $6.3 million at September 30, 2003.

Asset Backed Securitization Facility

Our ABS facility provides us with additional liquidity and lower borrowing costs through access to the asset backed commercial paper market. By using the ABS facility, we obtain a variable rate based on the A1 commercial paper rate plus a fixed increment for utilization and administration fees. A1 rated commercial paper comprises more than 90 percent of the commercial paper market, significantly increasing our liquidity. We averaged a rate of 2.1 percent on the ABS facility for the first nine months of 2003 compared to a rate of 2.3 percent for the year ended December 31, 2002.

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

Cash Flow Measurements

We use free cash flow as a measurement to manage working capital and capital expenditures. Free cash flow indicates cash available to fund additional capital expenditures, to reduce outstanding debt (including current maturities), or to invest in our growth strategies. This measurement should not be construed as a better measurement than net cash from operating activities as defined by generally accepted accounting principles. The following table illustrates our calculation for determining free cash flow for the nine months ended September 30 (in millions):

                                                                     2003         2002
                                                                  ---------    ---------
Net cash from operating activities                                $    87.5    $     5.6
Net change in operating activities of discontinued operations             -        (17.3)
Accounts receivable securitizations, net                                  -         82.0
Net property and equipment acquisitions                               (75.7)       (57.5)
Proceeds from stock options                                             1.8          7.0
                                                                  ---------    ---------
Free cash flow                                                    $    13.6    $    19.8
                                                                  ---------    ---------

The decline of $6.2 million in free cash flow from the first nine months of 2002 compared to the first nine months of 2003 resulted primarily from increases in net property and equipment acquisitions of $18.2 million and decreases in stock option proceeds of $5.2 million, partially offset by improved operating results and favorable accounts receivable collections. Other working capital fluctuations resulted primarily from increased pension funding of $23.5 million in 2003 compared to 2002 and the timing of other working capital items, such as wages and benefits.

Variances included in net cash from operating activities were changes in accounts receivable securitizations related to our ABS facility and net operating activities of discontinued operations. In the first nine months of 2002, we reduced ABS obligations by $82.0 million. In 2003, ABS obligations were reflected as a financing activity on the Statements of Consolidated Cash Flows and had no impact on free cash flow or net cash from operating activities. Changes in operating activities of discontinued operations in 2002 related to SCST activity until the spin-off in September 2002.

Nonunion Pension Obligations

As discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2002, we provide defined benefit pension plans for most employees not covered by collective bargaining agreements, or approximately 4,000 employees. Increases in our pension benefit obligations combined with market losses in 2002 and 2001 negatively impacted the funded status of our plans, resulting in additional funding and expense over the next several years. Based on a valuation study in the first quarter of 2003 from the independent actuary, our actual 2003 pension expense will be approximately $17 million, significantly less than the $24 million we expected at December 31, 2002. As pension expense for the following year is determined based on the discount rate at the measurement date, December 31 for Yellow, we do not have more accurate information than that provided at December 31, 2002 for 2004 estimated pension expense. However, high-grade corporate bonds with principal payments and maturities that approximate our expected benefit payments have experienced significant drops in rates over the last nine months and could be lower than the 6.75 percent we used as of December 31, 2002 to estimate 2004 pension expense, ultimately resulting in additional pension expense in 2004. Discount rates do not have a direct impact on cash funding requirements. As a result, we made our scheduled pension payment of $35 million on July 1, 2003 and expect to fund an additional $25 to $35 million in 2004.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of September 30, 2003.

Contractual Cash Obligations

                                                  Payments Due by Period
                                  Less than     2 - 3       4 - 5      After 5
(amounts in millions)               1 year      years       years       years       Total
                                  ---------------------------------------------------------
Balance sheet obligations:
 ABS borrowings                   $    50.0   $       -   $       -   $       -   $    50.0
 Long-term debt                         5.0         4.5           -       259.5       269.0

Off-balance sheet obligations:
 Operating leases                      27.4        31.9         7.0         4.2        70.5 (1)
                                  ---------   ---------   ---------   ---------    ---------

 Total contractual obligations    $    82.4   $    36.4   $     7.0   $   263.7   $   389.5
                                  =========   =========   =========   =========   =========

(1) The net present value of operating leases, using a discount rate of 10 percent, was $58.3 million at September 30, 2003.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event.

                                               Amount of Commitment Expiration Per Period
                                  Less than         2 - 3        4 - 5        After 5
(amounts in millions)              1 year           years        years        years         Total
                                  -----------------------------------------------------------------
Available line of credit          $   165.4 (1)   $       -    $       -    $        -    $   165.4

Letters of credit                     134.6               -            -             -        134.6

Committed financing                   875.0 (2)                                               875.0

Lease guarantees for SCST               1.8             3.0          1.4           0.1          6.3

Surety bonds                           51.3 (3)         3.8          1.4             -         56.5
                                  ---------       ---------    ---------    ----------    ---------
  Total commercial commitments    $ 1,228.1       $     6.8    $     2.8    $      0.1    $ 1,237.8
                                  =========       =========    =========    ==========    =========

(1) The line of credit expires in April 2004.

(2) Equates to the $1.1 billion of committed financing required per the merger agreement with Roadway less the $250 million of senior notes funded in August 2003 that are included in the "contractual cash obligations" table above.

(3) Includes $4.3 million of surety bonds for SCST related to liability claims and workers' compensation self insurance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, equity prices, foreign currency exchange rates and fuel prices.

Risk from Interest Rates and Equity Prices

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we utilize both fixed rate and variable rate financial instruments with varying maturities. At September 30, 2003, we had approximately 16 percent of our debt at variable rates with the balance at fixed rates. We use an interest rate swap to hedge our exposure to variable interest rates, and at September 30, 2003, we hedged 100 percent of our variable debt under the swap agreement.

The table below provides information regarding our interest rate risk as of September 30, 2003. For fixed-rate debt, principal cash flows are stated in millions and weighted average interest rates are by contractual maturity. The fair value of our industrial development bonds has been estimated by discounting the principal and interest payments at current rates available for debt of similar terms and maturity. The fair value of our senior notes has been calculated based on the quoted market price at September 30, 2003, which reflects the combination of the debt and equity components of the convertible instrument. Variable-rate debt is estimated to approximate the carrying amount due to the fact that the interest rates are generally set for periods of three months or less, and is excluded from the following table. For the interest rate swap, the table presents the notional amount (in millions) and contractual interest rate.

                                                                                          There-                    Fair
                                     2003          2004       2005     2006     2007       After       Total       Value
                                     ----          ----       ----     ----     ----       -----       -----       -----
Fixed-Rate Debt                    $    5.0      $   0.1    $   4.4    $  -     $  -     $   259.5    $  269.0   $   314.0
 Average interest rate                 4.95%        5.50%      5.25%      -        -          5.04%
Interest Rate Swap
 Notional amount                   $   50.0 (1)        -          -       -        -             -    $   50.0   $    50.6
  Avg. pay rate (fixed)                6.06%           -          -       -        -             -
  Avg. receive rate (variable)         1.16%           -          -       -        -             -

(1) Interest rate swap on the ABS facility. The variable rate is based on the 3-month LIBOR as of September 30, 2003.

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

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

       2.1 Agreement and Plan of Merger, dated as of July 8, 2003, by and among Yellow Corporation, Yankee LLC and Roadway Corporation (incorporated by reference to Exhibit 2.1 to Yellow Corporation's Current Report on Form 8-K, as amended, filed on July 8, 2003, Reg. No. 000-12255). Pursuant to Item 601(b)(2)
                  of Regulation S-K, certain schedules, exhibits and similar attachments to this Agreement have not been filed with this exhibit. The schedules contain various items relating to the assets of the business being acquired and the representations and warranties made by the parties to the Agreement. The registrants agree to furnish supplementally any omitted schedule, exhibit or similar attachment to the SEC upon request.

       4.1 Indenture (including form of note) dated August 8, 2003 among Yellow Corporation, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to Yellow Corporation's 5.0% Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.5 to Yellow Corporation's Registration Statement on Form S-4, filed August 19, 2003, Reg. No. 333-108081).

       4.2 Registration Rights Agreement dated August 8, 2003 among Yellow corporation, certain subsidiary guarantors and Deutsche Bank Securities Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 4.6 to Yellow Corporation's Registration Statement on Form S-4, filed on August 18, 2003, Reg. No. 333-108081).

       10.1 Employment Agreement, dated as of October 10, 2003, by and between Yankee LLC and James D. Staley (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to Yellow Corporation's Registration Statement on Form S-4, filed on October 17, 2003, Reg. No. 333-108081).

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

         On July 18, 2003, a Form 8-K was furnished under Item 7, Financial Statements and Exhibits, and Item 9, Information Being Provided Under
         Item 12. We made available our results of operations and financial condition for the quarter ending June 30, 2003 by means of a press release.

         On August 4, 2003, two press releases were furnished on Form 8-K. One press release, furnished under Item 9, Regulation FD Disclosure, announced Yellow Corporation's intention to raise approximately $150 million through a private offering of contingent convertible senior notes. An additional $50 million may be raised if the initial purchasers exercised their right to acquire additional notes in connection with the offering. The other press release, furnished under
         Item 12, Results of Operations and Financial Position, reconfirmed third quarter earnings per share guidance.

         On August 5, 2003, a Form 8-K was furnished under Item 9, Regulation FD Disclosure, in which Yellow announced via a press release its intention to increase its private offering of contingent convertible senior notes from $150 million to $200 million, with an additional $50 million option exercisable by the initial purchasers.

         On August 11, 2003, a Form 8-K was furnished under Item 9, Regulation FD Disclosure, in which Yellow furnished a slideshow presented to investors and analysts on July 31, 2003 and subsequent dates.

         On August 18, 2003, a Form 8-K was furnished under Item 9, Regulation FD Disclosure, in which Yellow announced via a press release that the Company had completed its private offering of $250 million in contingent convertible senior notes.

         On August 19, 2003, a Form 8-K was furnished under Item 9, Regulation FD Disclosure, in which Yellow announced via a press release that the Company had received second requests for additional information from the Department of Justice in connection with the proposed acquisition of Roadway Corporation by Yellow.

         On September 3, 2003, a Form 8-K was furnished under Item 9, Regulation FD Disclosure, in which Yellow furnished a slideshow the Company intended to present to investors and analysts on September 3-5, 2003.

         On September 4, 2003, a Form 8-K was furnished under Item 9, Regulation FD Disclosure, in which Yellow furnished the transcript of an address made by William D. Zollars, President, CEO and Chairman of the Board of Yellow Corporation, to a meeting of Roadway Corporation employees on August 27, 2003.

         On September 8, 2003, a Form 8-K was furnished under Item 9, Regulation FD Disclosure, in which Yellow furnished its historical Consolidated Balance Sheets, Statements of Consolidated Operations, and Statements of Consolidated Cash flows for the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

         On September 18, 2003, a Form 8-K was furnished under Item 9, Regulation FD Disclosure, in which Yellow issued a press release regarding third quarter 2003 earnings, certain costs of the proposed Roadway acquisition, the record date for the special meeting of Yellow shareholders and the targeted closing of the Roadway transaction.

         On September 26, 2003, a Form 8-K was furnished under Item 9, Regulation FD Disclosure, in which Yellow furnished a transcript of a presentation delivered by Donald G. Barger, Senior Vice President and Chief Financial Officer of Yellow Corporation, at the Morgan Stanley 2003 Convertible Conference.

         On October 1, 2003, a Form 8-K was filed under Item 5, Other Events, in which Yellow announced the completion of the repurchase of $24 million aggregate principal amount of medium-term notes. The remaining $20 million aggregate principal amount of medium-term notes were defeased under the terms thereof.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              YELLOW CORPORATION
                                            Registrant

Date: November 3, 2003                      /s/ William D. Zollars
                                            ----------------------------------
                                            William D. Zollars
                                            Chairman of the Board of
                                            Directors, President & Chief
                                            Executive Officer

Date: November 3, 2003                      /s/ Donald G. Barger, Jr.
                                            ---------------------------------
                                            Donald G. Barger, Jr.
                                            Senior Vice President
                                            & Chief Financial Officer