Form 10-K
period 2003-12-31
YELLOW ROADWAY CORP
filed 2004-03-15
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 2003

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from __________ to __________

                         Commission file number 0-12255

                           YELLOW ROADWAY CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                              48-0948788
(State or other jurisdiction of                              (I.R.S Employer
incorporation or organization)                               Identification No.)

10990 Roe Avenue, Overland Park, Kansas                           66211
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

                                  Yes |X| No| |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No | |

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at June 30, 2003 was $688,228,141.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   Class                   Outstanding at February 27, 2004
                   -----                   --------------------------------
    Common Stock, $1 Par Value Per Share          47,909,226 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

      The following documents are incorporated by reference into the Form 10-K:

      1)    Proxy Statement related to the 2004 Annual Meeting of Shareholders -
            Part III

                           Yellow Roadway Corporation
                                    Form 10-K
                          Year Ended December 31, 2003

                                      Index

ITEM                                                                                                   PAGE
----                                                                                                   ----
                                                   PART I
   1.  Business                                                                                          4
   2.  Properties                                                                                       11
   3.  Legal Proceedings                                                                                11
   4.  Submission of Matters to a Vote of Security Holders                                              11

                                                  PART II
   5.  Market for the Registrant's Common Stock and Related Shareholder Matters                         12
   6.  Selected Financial Data                                                                          13
   7.  Management's Discussion and Analysis of Financial Condition and Results of Operations            14
   7A. Quantitative and Qualitative Disclosures About Market Risk                                       30
   8.  Financial Statements and Supplementary Data                                                      31
   9.  Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure    67
   9A. Controls and Procedures                                                                          67

                                                  PART III
   10. Directors and Executive Officers of the Registrant                                               68
   11. Executive Compensation                                                                           69
   12. Security Ownership of Certain Beneficial Owners and Management                                   69
   13. Certain Relationships and Related Transactions                                                   69

                                                  PART IV
   14. Principal Accountant Fees and Services                                                           70
   15. Exhibits, Financial Statement Schedule and Reports on Form 8-K                                   70

Exhibits Index                                                                                          70
Report of Independent Auditors on Financial Statement Schedule                                          76
Financial Statement Schedule II                                                                         77
Signatures                                                                                              78

PART I

Item 1. Business

GENERAL DEVELOPMENT OF THE BUSINESS

Yellow Roadway Corporation (also referred to as "Yellow Roadway," "Yellow," "we" or "our"), a Fortune 500 company and one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of asset and non-asset-based transportation services. Yellow Technologies, Inc. ("Yellow Technologies"), a captive corporate resource, provides innovative technology solutions and services exclusively for Yellow Roadway companies. Our operating subsidiaries include the following:

      - Yellow Transportation, Inc. ("Yellow Transportation") is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. Approximately 40 percent of Yellow Transportation shipments are completed in two days or less.

      - Roadway Express, Inc. ("Roadway Express") is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through decentralized management and customer facing organizations. Approximately 30 percent of Roadway Express shipments are completed in two days or less. Roadway Express owns 100 percent of Reimer Express Lines Ltd. ("Reimer") located in Canada that specializes in shipments into, across and out of Canada.

      - Roadway Next Day Corporation is a holding company focused on business opportunities in the regional and next-day delivery lanes. Roadway Next Day Corporation owns 100 percent of New Penn Motor Express, Inc. ("New Penn"), which provides superior quality regional, next-day ground services through a network of facilities located in the Northeastern United States ("U.S."), Quebec, Canada and Puerto Rico.

      - Meridian IQ, Inc. ("Meridian IQ") is a non-asset-based global transportation management company that plans and coordinates the movement of goods throughout the world, providing customers a quick return on investment, more efficient supply-chain processes and a single source for transportation management solutions.

On July 8, 2003 we announced our intention to acquire Roadway Corporation ("Roadway") in approximately a half cash, half stock transaction, and on December 11, 2003 we successfully closed the acquisition of Roadway. As a result of the acquisition, Roadway Corporation became Roadway LLC, a subsidiary of Yellow Roadway Corporation. Consideration for the acquisition included $494 million in cash and 18.0 million shares of Yellow Roadway common stock, based on an exchange ratio of 1.752 and an average price per share of $31.51, for a total purchase price of $1.1 billion. The purchase price also includes approximately $19 million for investment banking, legal and accounting fees that Yellow Roadway incurred to consummate the acquisition, resulting in total cash consideration of $513 million. In addition, by virtue of the merger, Roadway LLC assumed $225.0 million of principal senior notes with a fair value of $248.9 million and acquired available cash of $106.3 million.

In August 2003, a subsidiary of Meridian IQ, Yellow Global, LLC, acquired certain U.S. assets of GPS Logistics, a global logistics provider. Yellow Global, LLC was then renamed Yellow GPS, LLC ("Yellow GPS"). In exchange for the acquisition, Yellow GPS assumed certain of GPS Logistics customer, lease and other obligations and became obligated to pay GPS Logistics earnout payments if certain financial targets for the combined business of Yellow GPS are met. There was no net cash consideration paid in the transaction. In addition, Yellow GPS received a call option to purchase the stock of each of GPS Logistics (E.U.) Ltd., the related United Kingdom ("U.K.") operations of GPS Logistics, and GPS Logistics Group Ltd., the related Asian operations of GPS Logistics. If Yellow GPS does not exercise the Asian option, it would be required to pay a deferred option price to the shareholders of GPS Logistics Group Ltd. In February 2004, Yellow GPS exercised and closed its option to purchase GPS Logistics (E.U.) Ltd. Yellow GPS made a payment of $7.6 million, which is subject to upward and downward adjustment based on the financial performance of the U.K. business.

FINANCIAL INFORMATION ABOUT SEGMENTS

We have four reportable segments (Yellow Transportation, Roadway Express, New Penn and Meridian IQ) that are strategic operating units requiring different operating, marketing and technology strategies. The Business Segments note under
Item 8, Financial Statements and Supplementary Data, presents financial disclosures for these segments.

NARRATIVE DESCRIPTION OF THE BUSINESS

Yellow Roadway Corporation is a Fortune 500 company and one of the largest transportation service providers in the world. Through operating subsidiaries including Yellow Transportation, Roadway Express, New Penn and Meridian IQ, we offer our customers a wide range of asset and non-asset-based transportation services integrated with technology solutions provided by Yellow Technologies. The Yellow Roadway portfolio of brands provides one of the most comprehensive packages of services for the shipment of industrial, commercial and retail goods domestically and internationally. Headquartered in Overland Park, Kansas, we employed approximately 50,000 people as of December 31, 2003.

OPERATING UNITS OF THE BUSINESS

Yellow Transportation

One of our largest operating units, Yellow Transportation, offers a full range of services for the movement of industrial, commercial, and retail goods. Yellow Transportation provides transportation services by moving shipments through its regional, national and international networks of terminals, utilizing primarily ground transportation equipment that we own or lease. The Yellow Transportation mission is to be the leading provider of guaranteed, time-definite, defect-free, hassle-free transportation services for business customers worldwide. Yellow Transportation addresses the increasingly complex transportation needs of its customers through service offerings such as:

      - Exact Express(R)- a premium expedited and time-definite ground service with an industry-leading 100% satisfaction guarantee;

      - Definite Delivery(R) - a guaranteed on-time service with constant shipment monitoring and proactive notification;

      - Standard Ground(TM) - a ground service with complete coverage of North America;

      - Standard Ground(TM) Regional Advantage - a high-speed service for shipments moving between 500 and 1,500 miles; and

      - MyYellow(R).com - a leading edge e-commerce web site offering secure and customized online resources to manage transportation activity.

Yellow Transportation, founded in 1924, serves more than 400,000 manufacturing, wholesale, retail and government customers throughout North America. No single customer accounts for more than six percent of Yellow Transportation revenue. Operating from 335 strategically located facilities, Yellow Transportation provides service throughout North America, including within Puerto Rico and Hawaii. Shipments range from 100 to 40,000 pounds, with an average shipment size of 1,000 pounds traveling an average distance of more than 1,200 miles. Yellow Transportation has nearly 700 employees with sales responsibilities.

Yellow Technologies has developed and supports proprietary technology that drives the Yellow Transportation network. Approximately 24,000 Yellow Transportation employees are dedicated to operating the system that supports 280,000 shipments in transit at any time. An operations research and engineering team is responsible for the equipment, routing, sequencing and timing of nearly 59 million miles per month. At December 31, 2003, Yellow Transportation had 7,597 owned tractors, 504 leased tractors, 34,939 owned trailers and 60 leased trailers.

Based in Overland Park, Kansas, Yellow Transportation accounted for 92 percent of our total operating revenue in 2003, 97 percent of our total operating revenue in 2002 (excluding SCS Transportation, Inc. ("SCST"), which we spun off in 2002) and 99 percent in 2001. On a pro forma basis, assuming the acquisition of Roadway had occurred on January 1, 2003, Yellow Transportation revenue would have represented approximately 46 percent of our total operating revenue.

Roadway Express

Founded in 1930, Roadway Express, through its extensive network of 369 terminals located throughout North America, offers long-haul, interregional and regional less-than-truckload ("LTL") freight services on two-day and beyond lanes. Roadway Express is a leading transporter of industrial, commercial and retail goods with a variety of innovative services designed to meet customer needs. Roadway Express provides seamless, general commodity freight service among all 50 states, Canada, Mexico and Puerto Rico, and offers import and export services to more than 100 additional countries worldwide through offshore agents. Service in Canada is provided by Reimer, while service in Mexico is handled by Roadway Express, S.A. de C.V. Both companies are subsidiaries of Roadway Express.

General commodity freight includes apparel, appliances, automotive parts, chemicals, food, furniture, glass machinery, metal and metal products, non-bulk petroleum products, rubber, textiles, wood and miscellaneous manufactured products. Roadway Express also offers truckload ("TL") services to complement its LTL business, usually to fill back hauls and maximize equipment utilization. Backhaul is the process of moving trailers (often empty or partially full) back to their destination after a delivery. In addition, Roadway Express provides higher margin specialized services, including guaranteed expedited services, time-specific delivery, North American international services, coast-to-coast air delivery, sealed trailers, product returns, cold-sensitive protection and government material shipments.

Roadway Express employed approximately 24,000 employees as of December 31, 2003. It owned 6,272 tractors and 27,030 trailers and leased 2,267 tractors and 621 trailers. Headquartered in Akron, Ohio, Roadway Express accounted for four percent of our total operating revenue in 2003, as the results of Roadway Express were only included in our results of operations from the date of acquisition through December 31. On a pro forma basis, assuming the acquisition of Roadway had occurred on January 1, 2003, Roadway Express revenue would have represented approximately 48 percent of our total operating revenue.

New Penn

Founded in 1931, New Penn is a regional, next-day, ground LTL carrier of general commodities. Through a network of 24 terminals, and using 807 owned tractors and 1,639 owned trailers, New Penn services twelve states in the Northeastern U. S., Quebec and Puerto Rico and has links to the Midwest and Southeast regions of the U.S. and Ontario. New Penn has more than 2,000 employees. Ninety-five percent of New Penn shipments are delivered next-day in the Northeast region of the U.S. On a pro forma basis, assuming the acquisition of Roadway had occurred on January 1, 2003, New Penn revenue would have represented approximately four percent of our total operating revenue.

Reimer Express Lines

Founded in 1952, Reimer, a wholly owned subsidiary of Roadway Express, offers Canadian shippers an unmatched selection of direct connections within Canada, throughout North America and around the world. Its network and information systems are completely integrated with those of Roadway Express. Integration with Roadway Express enables Reimer to provide seamless cross-border services between Canada, Mexico and the U.S. At December 31, 2003, Reimer had approximately 1,500 employees and operated through 22 terminals. Reimer owned 373 tractors (excludes owner-operator tractors) and 513 trailers and leased 126 tractors and 522 trailers. All of the operating statistics of Reimer disclosed in this paragraph are also included in the Roadway Express statistics previously discussed.

Meridian IQ

Meridian IQ is a non-asset global transportation management company that plans and coordinates the movement of goods worldwide to provide customers a single source for transportation management solutions. Non-asset-based service providers, such as logistics companies, arrange for and expedite the movement of goods and materials through the supply chain. The typical logistics provider neither owns nor operates the physical assets necessary to move goods, eliminating the significant capital requirements normally experienced by a typical transportation company. This lower asset requirement allows the non-asset-based firms to reduce variable costs in economic downturns.

Meridian IQ delivers a wide range of global transportation management services, with the ability to provide customers improved return-on-investment results through flexible, fast and easy-to-implement transportation services and technology management solutions. Meridian IQ has approximately 12,000 transactional and 200 contractual customers.

      Meridian IQ offers the following services:

      - International forwarding and customs brokerage - arranging for the administration, transportation and delivery of goods to over 88 countries;

      - Multi-modal brokerage services - providing companies with daily shipment needs with access to volume capacity and specialized equipment at competitive rates;

      - Domestic forwarding and expedited services - arranging guaranteed, time-definite transportation for companies within North America requiring time-sensitive delivery options and guaranteed reliability; and

      - Transportation solutions and technology management - web-native transportation management systems enabling customers to manage their transportation network centrally with increased efficiency and visibility. When combined with network consulting and operations management any organization, regardless of size, can outsource transportation functions partially or even entirely with Meridian IQ.

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

The competition of Meridian IQ includes transportation management systems providers, domestic and international freight forwarders, freight brokers, and third party logistics companies. Meridian IQ has approximately 600 employees, including 115 located in the U.K. Meridian IQ has a sales force of approximately 40, including seven located in the U.K. Additionally, the nearly 700 members of the Yellow Transportation sales force assist Meridian IQ in developing sales leads. Based in Overland Park, Kansas, Meridian IQ accounted for four percent of our total operating revenue in 2003, three percent of our total operating revenue (excluding SCST) in 2002 and less than one percent in 2001. On a pro forma basis, assuming the acquisition of Roadway had occurred on January 1, 2003, Meridian IQ revenue would have represented approximately two percent of our total operating revenue.

Yellow Technologies

Yellow Technologies, a captive corporate resource, aims at creating competitive advantages for Yellow Roadway businesses by delivering innovative information solutions and technology services. Yellow Technologies has approximately 300 employees. In addition to delivering and supporting highly integrated applications and solutions, Yellow Technologies provides value-added technical, network, secure data, and enterprise system management services to our operating subsidiaries. Yellow Technologies and Meridian IQ together provide hosting, infrastructure services and managed transportation business systems development. Yellow Technologies is headquartered in Overland Park, Kansas.

COMPETITION

Customers have a wide range of choices. We believe that service quality, performance, technology, service variety, responsiveness, and flexibility are important competitive differentiators.

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

Yellow Transportation, Roadway Express and New Penn operate in a highly competitive environment against a wide range of transportation service providers. These competitors include a small number of national transportation services providers similar in size and scope to Yellow Transportation and Roadway Express, a moderate number of regional or interregional providers and a large number of relatively small, shorter-haul transportation companies. Yellow Transportation and Roadway Express also compete in and against several modes of transportation, including LTL, TL, air cargo, rail, consolidators and private fleets.

Truck-based transportation includes private fleets and two "for-hire" carrier groups. The private carrier segment consists of fleets owned and operated by shippers who move their own goods. The two "for-hire" groups are based on the typical shipment sizes handled by transportation service companies. Truckload refers to providers transporting shipments that generally fill a trailer, and LTL or shared load refers to providers transporting shipments from multiple shippers that alone would not fill a trailer.

Shared load transportation providers consolidate numerous orders generally ranging from 100 to 10,000 pounds from businesses in different locations. Orders are consolidated at individual locations within a certain radius from service centers. As a result, shared load carriers require expansive networks of pickup and delivery operations around local service centers and, with respect to national carriers, shipments are moved between origin and destination through a series of regional distribution centers. Depending on the distance shipped, shared load providers are often classified into three sub-groups:

      - Regional - Average distance is typically less than 500 miles with a focus on one- and two-day delivery times. Regional transportation companies can move shipments directly to their respective destination centers, which increases service reliability and avoids costs associated with intermediate handling.

      - Interregional - Average distance is usually between 500 and 1,000 miles with a focus on two- and three-day delivery times. There is a blurring of lines between regional and national providers, as each sees the interregional segment as a growth opportunity, and there are no providers who focus exclusively on this sector.

      - National - Average distance is typically in excess of 1,000 miles with focus on two- to five-day delivery times. National providers rely on interim shipment handling through a network of terminals, which require numerous satellite service centers, multiple distribution centers and a relay network. To gain service and cost advantages, they often ship directly between service centers, minimizing intermediate handling.

Yellow Transportation and Roadway Express provide service to all three sub-groups. Entry into the LTL trucking industry on a small scale with a limited service area is relatively easy. The larger the service area the greater the barriers to entry, due to the need for broader geographic coverage and additional equipment and facility requirements associated with this coverage. The level of technology applications required and the ability to generate shipment densities that provide adequate labor and equipment utilization also make larger-scale entry into the market difficult.

REGULATION

Yellow Transportation, Roadway Express, New Penn and other interstate carriers were substantially deregulated following the enactment of the Motor Carrier Act of 1980, the Trucking Industry Regulatory Reform Act of 1994, the Federal Aviation Administration Authorization of 1994 and the ICC Termination Act of 1995. Prices and services are now largely free of regulatory controls, although the states retained the right to require compliance with safety and insurance requirements, and interstate motor carriers remain subject to regulatory controls that agencies within the U.S. Department of Transportation impose.

Yellow Transportation, Roadway Express and New Penn are subject to regulatory and legislative changes, which can affect our economics and those of our competitors. Various state agencies regulate us, and our operations are also subject to various federal, foreign, state, provincial and local environmental laws and regulations dealing with transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of storm-water and underground fuel storage tanks.

We believe that our operations are in substantial compliance with current laws and regulations, and we do not know of any existing conditions that would cause compliance with applicable regulations to have a material adverse effect on our business or operating results.

We further describe our operations in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report.

ENVIRONMENTAL MATTERS

Our operations are subject to U.S. federal, foreign, state, provincial and local regulations with regard to air and water quality and other environmental matters. We believe that we are in substantial compliance with these regulations. Regulation in this area continues to evolve and changes in standards of enforcement of existing regulations, as well as the enactment and enforcement of new legislation may require us and our customers to modify, supplement or replace equipment or facilities or to change or discontinue present methods of operation.

During 2003, we spent approximately $2.5 million to comply with U.S. federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, "Environmental Regulations"). In 2004, we expect to spend approximately $5 million to comply with the Environmental Regulations. Based upon current information, we believe that our compliance with Environmental Regulations will not have a material adverse effect upon our capital expenditures, results of operation and competitive position because we have either made adequate reserves for such compliance expenditures or the cost for such compliance is expected to be small in comparison with our overall net worth.

We estimate that we will incur less than $1 million in capital expenditures for environmental control equipment during 2004. We believe that capital expenditures for environmental control equipment for 2004 will not have a material adverse effect upon our financial condition because the aggregate amount of these expenditures is expected to be small in comparison with our overall net worth.

The Comprehensive Environmental Response, Compensation and Liability Act (known as the "Superfund Act") imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under the Superfund Act, a potentially responsible party ("PRP") may be required to pay more than its proportional share of such environmental remediation. We and several of our subsidiaries have been identified as PRPs at various sites discussed below. The U.S. Environmental Protection Agency ("the EPA") and appropriate state agencies are supervising investigative and cleanup activities at these sites. The EPA has identified Yellow Transportation as a PRP for two locations: Omega Chemical Site, Whittier, CA and Alburn Incinerator, Inc., Chicago, IL. We estimate that the combined potential costs at these two sites will not exceed $0.3 million. The EPA has identified Roadway Express as a PRP for five locations: Operating Industries Site, Monterey Park, CA; BEMS Landfill, Mt. Holly, NJ; Double Eagle Site, Oklahoma City, OK; M&J Solvent Site, Atlanta, GA and FL Petroleum Site, Davie, FL. We estimate that combined potential costs at these five sites will not exceed $0.7 million. Yellow Transportation and Roadway Express are classified as de minimis PRPs at all of these locations.

While PRPs in Superfund actions have joint and several liabilities for all costs of remediation, it is not possible at this time to quantify our ultimate exposure because the projects are either in the investigative or early remediation stage. Based upon current information, we do not believe that probable or reasonably possible expenditures in connection with the sites described above are likely to have a material adverse effect on our result of operations because:

      - We have established adequate reserves to cover the estimate we presently believe will be our liability with respect to the matter;

      - We and our subsidiaries have only limited or de minimis involvement in the sites based upon a volumetric calculation;

      - Other PRPs involved in the sites have substantial assets and may reasonably be expected to pay their share of the cost of remediation;

      - We have adequate resources, insurance coverage or contractual indemnities from third parties to cover the ultimate liability; and

      - We believe that our ultimate liability is small compared with our overall net worth.

We are subject to various other governmental proceedings and regulations, including foreign regulations, relating to environmental matters, but we do not believe that any of these matters are likely to have a material adverse effect on our financial condition or results of operation.

This section, "Environmental Matters," contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The word "believe" and similar expressions are intended to identify forward-looking statements. Our expectations regarding our compliance with Environmental Regulations and our expenditures to comply with Environmental Regulations, including (without limitation) our capital expenditures on environmental control equipment, are only our forecasts regarding these matters. These forecasts may be substantially different from actual results, which may be affected by the following factors: changes in Environmental Regulations; unexpected, adverse outcomes with respect to sites where we have been named as a PRP, including (without limitation) the sites described above; the discovery of new sites of which we are not aware and where additional expenditures may be required to comply with Environmental Regulations; an unexpected discharge of hazardous materials in the course of our business or operations; an acquisition of one or more new businesses; a catastrophic event causing discharges into the environment of hydrocarbons; and a material change in the allocation to us of the volume of discharge and a resulting change in our liability as a PRP with respect to a site.

ECONOMIC FACTORS AND SEASONALITY

Our business is subject to a number of general economic factors that may have a materially adverse effect on the results of our operations, many of which are largely out of our control. These include recessionary economic cycles and downturns in customers' business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers. Economic conditions may adversely affect our customers' business levels, the amount of transportation services they need and their ability to pay for our services. We operate in a highly price-sensitive and competitive industry, making pricing, customer service, effective asset utilization and cost control major competitive factors. No single customer accounts for more than six percent of our total revenue. Yellow Transportation, Roadway Express and New Penn revenues are subject to seasonal variations. Customers tend to reduce shipments after the winter holiday season, and operating expenses tend to be higher in the winter months primarily due to colder weather, which causes higher fuel consumption from increased idle time. Generally, the first quarter is the weakest while the third quarter is the strongest. The availability and cost of labor can significantly impact our cost structure and earnings.

FUTURE OUTLOOK

Economists expect growth in capital spending in 2004 as a result of, among others, rising corporate profits, lower interest rates, improving equity markets and tax incentives. Our economic assumptions also include year-over-year gains in the industrial production index and real gross domestic product of four percent; a significant positive for our industry. Management expects our pricing environment to remain competitive, yet stable, during the upcoming year. We will continue to focus on leveraging the capabilities of our new organization and achieving the synergies that are available to us. With our significant operating leverage, we are well positioned to take advantage of improving economic conditions.

This entire annual report encompassing management's discussion and analysis and certain statements in the Notes to Consolidated Financial Statements includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended (each a "forward-looking statement"). Forward-looking statements include those preceded by, followed by or include the words "should," "expects," "believes," "anticipates," "estimates" or similar expressions. Our actual results could differ materially from those projected by these forward-looking statements due to a number of factors, including (without limitation), inflation, labor relations (i.e. disruptions, strikes or work stoppages), inclement weather, price and availability of fuel, competitor pricing activity, expense volatility, changes in and customer acceptance of new technology, our ability to capture cost synergies from our acquisition of Roadway Corporation, changes in equity and debt markets and a downturn in general or regional economic activity, as well as those factors discussed in the Economic Factors and Seasonality section above.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Our revenue from foreign sources is largely derived from Canada and Mexico. We discuss revenue from foreign sources in the Business Segments note under Item 8, Financial Statements and Supplementary Data, of this report. Foreign source revenue was not material to our consolidated financial results in 2003, 2002 or 2001.

Item 2. Properties

At December 31, 2003, we operated a total of 728 freight terminals located in 50 states, Puerto Rico, Canada and Mexico. Of this total, 462 were owned terminals and 266 were leased, generally for terms of three years or less. The number of vehicle back-in doors totaled 28,712, of which 23,805 were at owned terminals and 4,367 were at leased terminals. The freight terminals vary in size ranging from one to three doors at small local terminals, to over 380 doors at the largest consolidation and distribution terminal. Substantially all of the larger terminals, containing the greatest number of doors, are owned. In addition, we and our subsidiaries own and occupy general office buildings in Overland Park, Kansas, Akron, Ohio, Lebanon, Pennsylvania and Winnipeg, Manitoba.

The vast majority of our owned freight terminals and office buildings located in the U.S. have been mortgaged to secure our borrowings under our senior secured credit facility. The Roadway LLC freight terminals and office buildings are also mortgaged to secure our senior notes due 2008. We discuss our outstanding debt in the Debt and Financing note under Item 8, Financial Statements and Supplementary Data.

Our facilities and equipment are adequate to meet current business requirements in 2004. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a more detailed discussion of expectations regarding capital spending in 2004.

Item 3. Legal Proceedings

We discuss legal proceedings in the Commitments, Contingencies, and Uncertainties note under Item 8, Financial Statements and Supplementary Data, of this report.

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of the Yellow Roadway security holders occurred December 9, 2003. At the meeting, the security holders approved (1) as consideration for the acquisition of Roadway, the issuance of the approximately 18 million shares of our common stock, (2) the changing of our name to Yellow Roadway Corporation upon the closing of the Roadway acquisition, and (3) adjournments or postponements of the special meeting to permit further solicitation of proxies if there are not sufficient votes at the time of the special meeting to approve proposals 1 and 2. In respect of the issuance of the Yellow Roadway shares, there were 21,732,954 shares that voted in favor, 252,323 shares that voted against, 16,819 abstentions and 4,956,799 broker non-votes. In respect of changing our name, there were 26,473,845 shares that voted in favor, 473,462 shares that voted against, 11,588 abstentions and zero broker non-votes. In respect of adjournments and postponements, there were 17,980,330 shares that voted in favor, 8,787,038 shares that voted against, 191,527 abstentions and zero broker non-votes.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

COMMON STOCK

As of February 27, 2004, approximately 18,312 shareholders of record held Yellow Roadway Corporation common stock. Our only class of stock outstanding is common stock, traded through the NASDAQ Stock Market. Trading activity averaged 831,000 shares per day during 2003, up from 384,000 per day in 2002. From January 1, 2003 through the announcement of our acquisition of Roadway on July 8, 2003, trading activity averaged 495,000 shares per day. From July 9, 2003 through the end of 2003, trading activity averaged 1,197,000 shares per day. The NASDAQ Stock Market quotes prices for our common stock under the symbol "YELL." The high and low prices at which Yellow Roadway Corporation common stock traded for each calendar quarter in 2003 and 2002 are shown below.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                     First     Second      Third       Fourth
 (in thousands, except per share data)              Quarter    Quarter    Quarter     Quarter  (a)
-------------------------------------------------   -------    -------    -------    --------
 2003
 Operating revenue                                  $681,093   $713,453   $770,705    $903,365
 Losses (gains) on property disposals, net                11         30        381        (589)
 Acquisition, spin-off and reorganization charges         --         --        864       2,260
 Operating income                                     11,759     32,333     37,812       6,698   (b)
 Net income (loss)                                     5,626     18,360     17,369        (672)
 Diluted earnings (loss) per share                      0.19       0.62       0.58       (0.02)
 Common stock:
  High                                                 27.75      28.03      33.95       36.96
  Low                                                  21.18      22.01      21.63       29.35
                                                    --------   --------   --------    --------

 2002
 Operating revenue                                  $578,802   $646,061   $682,473    $716,812
 Losses (gains) on property disposals, net               468        438        351        (832)
 Spin-off and reorganization charges                     236        561      5,367       1,846
 Operating income                                      2,657      6,210     13,482      24,515
 Income (loss) from continuing operations               (147)     2,628      7,297      14,195
 Income (loss) from discontinued operations          (72,889)     3,592    (48,578)         --
 Net income (loss)                                   (73,036)     6,220    (41,281)     14,195
 Diluted earnings (loss) per share:
  From continuing operations                           (0.01)      0.09       0.25        0.48
  From discontinued operations                         (2.88)      0.13      (1.65)         --
 Common stock:
  High                                                 23.12      27.98      27.07       32.21
  Low                                                  18.31      21.20      18.72       25.19
                                                    ========   ========   ========    ========

(a) Fourth quarter 2003 information included Roadway LLC revenue of $141.0 million and an operating loss of $6.3 million from the date of acquisition through December 31.

(b) Fourth quarter 2003 operating income included $2.3 million of acquisition charges, $17.5 million related to conforming accounting policies, a $2.0 million legal provision and $0.6 million of gains on property disposals.

Yellow Roadway Corporation did not declare any cash dividends on its common stock in 2002 or 2003. Our ability to pay dividends in the future is restricted under our senior secured credit facility. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition - Liquidity - Secured Credit Agreement.

The information required by this item with respect to information regarding our equity compensation plans is included under the caption "Equity Compensation Plan Information" in our Proxy Statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this item with respect to the sale of unregistered securities is included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Acquisition of Roadway Corporation - Financing for the Acquisition - 5.0 Percent Contingent Convertible Senior Notes and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Acquisition of Roadway Corporation - Financing for the Acquisition -
3.375 Percent Contingent Convertible Senior Notes.

Item 6. Selected Financial Data

(in thousands except per share data)                    2003(a)        2002(b)        2001         2000         1999
----------------------------------------------------  -----------    -----------   ----------   ----------   ----------
FOR THE YEAR
Operating revenue                                      $3,068,616     $2,624,148   $2,505,070   $2,799,131   $2,632,337
Operating income                                           88,602         46,864       38,195      126,747       76,026
Losses (gains) on property disposals, net                    (167)           425         (186)     (14,372)         341
Acquisition, spin-off and reorganization charges            3,124          8,010        5,601           --           --
Interest expense                                           20,606          7,211        8,437       10,131        6,086
Asset backed securitization ("ABS") facility charges            -          2,576        7,996       10,052        8,252
Income from continuing operations (after tax)              40,683         23,973       10,589       61,605       38,746
Net income (loss)                                          40,683        (93,902)      15,301       68,018       50,915
Depreciation and amortization expense                      87,398         79,334       76,977       78,587       76,904
Net capital expenditures from
   continuing operations                                   99,134         82,830       81,435       70,689       96,169
Net cash from operating activities from
   continuing operations                                  155,736         25,808       12,189      151,592      206,705
                                                       ----------     ----------   ----------   ----------   ----------

AT YEAR-END
Net property and equipment                              1,403,268        564,976      559,532      554,150      547,139
Total assets                                            3,463,229      1,042,985    1,285,777    1,308,477    1,325,583
Long-term debt, less current portion                      836,082         50,024      213,745      136,645      274,015
ABS facility(c)                                            71,500         50,000      141,500      177,000      135,000
Total debt, including ABS facility                        909,339        124,285      361,526      382,437      411,407
Total shareholders' equity                              1,002,085        359,958      490,989      459,776      409,380
                                                       ----------     ----------   ----------   ----------   ----------

MEASUREMENTS
Diluted per share data:
   Income from continuing operations                         1.33           0.84         0.43         2.49         1.54
   Net income (loss)                                         1.33          (3.31)        0.62         2.74         2.02
   Average common shares outstanding - diluted             30,655         28,371       24,679       24,787       25,168
Debt to capitalization                                       47.6%          25.7%        42.4%        45.4%        50.1%
Debt to capitalization, less available cash                  45.4%          21.0%        41.1%        44.0%        48.9%
Shareholders' equity per share                         $    20.97     $    12.17   $    19.75   $    19.32   $    16.44
Common stock price range:
   High                                                     36.96          32.21        27.57        22.13        19.63
   Low                                                      21.18          18.31        15.50        13.81        14.38
                                                       ----------     ----------   ----------   ----------   ----------

OTHER DATA
Average number of employees                                50,000(d)      23,000       30,000       32,900       31,200
Yellow Transportation operating ratio                        95.7%          97.2%        97.8%        94.9%        96.7%
                                                       ==========     ==========   ==========   ==========   ==========

(a) Represents the results of all Yellow Roadway entities including Roadway LLC entities from the date of acquisition through December 31.

(b) In 2002, we completed the spin-off of SCS Transportation, Inc. ("SCST"). Financial Summary data has been reclassified for all periods presented to disclose SCST as a discontinued operation.

(c) Prior to December 31, 2002, the ABS facility was treated as a sale of assets and the sold receivables and related obligations were not reflected on the Consolidated Balance Sheets.

(d) In 2003, prior to the acquisition of Roadway on December 11, 2003, we had an average of 25,000 employees.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Yellow Roadway Corporation (also referred to as "Yellow Roadway," "Yellow," "we" or "our"), a Fortune 500 company and one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of asset and non-asset-based transportation services. Yellow Technologies, Inc., a captive corporate resource, provides innovative technology solutions and services exclusively for Yellow Roadway companies. Our operating subsidiaries include the following:

      - Yellow Transportation, Inc. ("Yellow Transportation") is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. Approximately 40 percent of Yellow Transportation shipments are completed in two days or less.

      - Roadway Express, Inc. ("Roadway Express") is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through decentralized management and customer facing organizations. Approximately 30 percent of Roadway Express shipments are completed in two days or less. Roadway Express owns 100 percent of Reimer Express Lines Ltd. ("Reimer") located in Canada that specializes in shipments into, across and out of Canada.

      - Roadway Next Day Corporation is a holding company focused on business opportunities in the regional and next-day delivery lanes. Roadway Next Day Corporation owns 100 percent of New Penn Motor Express, Inc. ("New Penn"), which provides superior quality regional, next-day ground services through a network of facilities located in the Northeastern United States ("U.S."), Quebec, Canada and Puerto Rico.

      - Meridian IQ, Inc. ("Meridian IQ") is a non-asset-based global transportation management company that plans and coordinates the movement of goods throughout the world, providing customers a quick return on investment, more efficient supply-chain processes and a single source for transportation management solutions.

The following management's discussion and analysis explains the main factors impacting our results of operations, liquidity and capital expenditures and the critical accounting policies of Yellow Roadway. This information should be read in conjunction with the accompanying financial statements and notes to the financial statements.

FORWARD-LOOKING STATEMENTS

This entire annual report encompassing management's discussion and analysis and certain statements in the Notes to Consolidated Financial Statements includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended (each a "forward-looking statement"). Forward-looking statements include those preceded by, followed by or include the words "should," "expects," "believes," "anticipates," "estimates" or similar expressions. Our actual results could differ materially from those projected by these forward-looking statements due to a number of factors, including (without limitation), inflation, labor relations (i.e. disruptions, strikes or work stoppages), inclement weather, price and availability of fuel, competitor pricing activity, expense volatility, changes in and customer acceptance of new technology, our ability to capture cost synergies from our acquisition of Roadway Corporation, changes in equity and debt markets and a downturn in general or regional economic activity.

OUR OPERATING ENVIRONMENT

We operate in a highly competitive environment, yet one where we believe the right value proposition for our customers permits us to recover our cost of capital over the business cycle. Historically, our customers viewed us solely as a less-than-truckload ("LTL") carrier with limited service opportunities. Over the last seven years significant changes have occurred in our environment, including: consolidation and liquidation of LTL carriers; the increased presence of global, small package providers such as FedEx Corporation and United Parcel Service, Inc.; and increasing needs and demands of our stakeholders. We continue to proactively address these changes through our focused strategy of being a global transportation services provider. Over the last few years, we have spun-off our nonunion, regional carriers, raised substantial capital through a successful equity offering, expanded our service offerings, and completed multiple acquisitions of non-asset-based companies. 2003 was no exception to our strategy, as we negotiated a five-year labor agreement with the International Brotherhood of Teamsters, completed another non-asset-based acquisition, and successfully acquired our largest traditional LTL competitor, Roadway Express.

We will continue to face challenges in the environment that we operate, primarily due to the changing competitive landscape and general economic activity. Specific economic areas that impact our ability to generate profits and cash flows include the levels of consumer spending and manufacturing activity. We monitor these areas primarily through growth in real gross domestic product ("GDP") and the industrial production index ("IPI"). Real GDP measures the value of goods and services produced in the U.S., excluding inflation, and the IPI measures the physical units and inputs into the U.S. production process. According to the St. Louis FREDII database, in 2003 real GDP rose from a 2.4 percent annualized rate in the first six months of the year to 6.1 percent during the last six months of the year. In addition, the Federal Reserve G17 release states the IPI declined at a 1.1 percent seasonally adjusted annualized rate in the first half of the year and grew 5.1 percent in the second half of the year. These favorable improvements are reflected in our increased profits from 2002 to 2003, as discussed in our Results of Operations section. We manage the impact of our customers' spending and manufacturing activity through, among others, pricing discipline, cost management programs, maintaining adequate debt capacity, investment in technology and continuous improvement programs. We continue to be well positioned in the transportation industry with a strong ability to take advantage of the improving economic conditions.

ACQUISITION OF ROADWAY CORPORATION

On July 8, 2003 we announced our intention to acquire Roadway Corporation ("Roadway") in approximately a half cash, half stock transaction, and on December 11, 2003 we successfully closed the acquisition of Roadway. As a result of the acquisition, Roadway Corporation became Roadway LLC, a subsidiary of Yellow Roadway Corporation. Consideration for the acquisition included $494 million in cash and 18.0 million shares of Yellow Roadway common stock, based on an exchange ratio of 1.752 and an average price per share of $31.51, for a total purchase price of $1.1 billion. The purchase price also included approximately $19 million for investment banking, legal and accounting fees that Yellow Roadway incurred to consummate the acquisition, resulting in total cash consideration of $513 million. In addition, by virtue of the merger, Roadway LLC assumed $225.0 million of principal senior notes due 2008 ("senior notes due 2008") with a fair value of $248.9 million and acquired available cash of $106.3 million. To successfully complete the transaction, we obtained the following: financing for the cash portion of the purchase price, as well as the refinancing of certain existing debt facilities; customary regulatory approvals; and approval by the shareholders of both companies of certain aspects of the transaction.

FINANCING FOR THE ACQUISITION

5.0 Percent Contingent Convertible Senior Notes

As part of the cash portion of the purchase price, we issued $250 million of 5.0 percent contingent convertible senior notes due 2023, in a private offering. On August 8, 2003, we closed the sale of $200 million of the contingent convertible senior notes and on August 15, 2003 we closed the sale of an additional $50 million pursuant to the exercise of an option of the initial purchasers to purchase more notes. We received net proceeds from the sales of $242.5 million, after fees, and used the proceeds to fund the acquisition of Roadway.

The contingent convertible senior notes have an annual interest rate of 5.0 percent and are convertible into shares of Yellow Roadway common stock at a conversion price of $39.24 per share only upon the occurrence of certain events. The contingent convertible senior notes may not be redeemed by us for seven years from date of issuance but are redeemable at any time after that at par. Holders of the contingent convertible senior notes have the option to require Yellow Roadway to purchase their notes at par on August 8, 2010, 2013 and 2018, and upon a change in control of the company. These terms and other material terms and conditions applicable to the contingent convertible senior notes are set forth in an indenture governing the notes.

Medium-Term Notes

Another change in our capital structure in support of the Roadway acquisition was the repurchase and defeasance of our medium-term notes ("MTNs"). On September 30, 2003, we completed the repurchase of $24 million aggregate principal amount of MTNs and defeased the remaining $20 million aggregate principal amount outstanding, after making scheduled principal payments during 2003 of $11.3 million. Defeasance refers to the process of placing sufficient funds in an irrevocable trust to pay and discharge the MTNs as they become due. As a result, we were considered legally released as the primary obligor and the MTNs were removed from our balance sheet. The interest rate on the MTNs ranged from 6.1 percent to 7.8 percent with scheduled maturities ranging from October 2003 to August 2008. We recognized a loss on the extinguishment of debt of $2.3 million from the repurchase and defeasance that we reflected in "other" nonoperating expenses on our Statement of Consolidated Operations. We funded the repurchase and defeasance with cash on hand.

3.375 Percent Contingent Convertible Senior Notes

On November 19, 2003, we announced a private offering of $130 million of contingent convertible senior notes with an option for the initial purchasers to acquire an additional $20 million of the notes. On November 25, 2003, we closed the sale of the entire $150 million of contingent convertible senior notes due 2023. We received net proceeds from the offering of $145.5 million, after fees, and used the proceeds to fund the acquisition of Roadway.

The contingent convertible senior notes have an annual interest rate of 3.375 percent and are convertible into shares of Yellow Roadway common stock at a conversion price of $46.00 per share only upon the occurrence of certain events. The contingent convertible senior notes may not be redeemed by us for nine years from date of issuance but are redeemable at any time after that at par. Holders of the contingent convertible senior notes have the option to require Yellow Roadway to purchase their notes at par on November 25, 2012, 2015 and 2020, and upon a change in control of the company. These terms and other material terms and conditions applicable to the contingent convertible senior notes are set forth in an indenture governing the notes.

Term Loan

The final cash portion of the purchase price for the Roadway acquisition was funded through a term loan of $175 million drawn on December 11, 2003. The term loan represents one component of our new $675 million senior secured credit facility, as described more fully in the Liquidity section.

ACCOUNTING FOR THE ROADWAY ACQUISITION

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, we accounted for the acquisition under purchase accounting. As a result, our Statements of Consolidated Operations and Statements of Consolidated Cash Flows include results for Roadway LLC and its operating subsidiaries from the date of acquisition (December 11, 2003) through December 31, 2003 (the "stub period"). Our Consolidated Balance Sheet as of December 31, 2003 includes Roadway LLC and its operating subsidiaries after valuing the tangible and intangible assets and liabilities at their fair values.

As the Roadway acquisition occurred in December 2003, the allocation of the purchase price included in the December 31, 2003 consolidated balance sheet is preliminary and subject to refinement. Although we do not expect any subsequent changes to have a material impact on our results of operations or amounts allocated to goodwill, such changes could result in material adjustments to the preliminary purchase allocation. The most significant pending items include the following: finalization of independent asset valuation for the Roadway tangible and intangible assets including associated remaining lives; completion of all direct costs associated with the acquisition; updating Roadway personnel information used to calculate the pension benefit obligation; determination of the fair value of tax-related contingencies; calculation of an estimate for certain contractual obligations; and numerous other refinements. We expect substantially all of the above refinements will be completed by the end of second quarter 2004.

OPPORTUNITIES AND RISKS OF THE ACQUISITION

Closing the acquisition of Roadway represents a significant step in our strategy of becoming a global transportation services provider. Over the next year, we will identify best practices within the two organizations, prudently and aggressively pursue cost synergies, and provide quality service and value for full customer retention, while investing in the separate brands and operating the segments independently. We actively began working toward these action items immediately upon closing of the transaction. We expect to recognize net synergies in 2004 of $30 to $50 million. However, there is risk that the synergy savings we have estimated may not be realized as a result of the following: management has no experience running the combined business; the costs we incur in implementing synergies may be greater than expected; we may be restricted from negotiating lower prices with our suppliers due to previous agreements; or we may suffer a loss of employees, customers or suppliers, a loss of revenue or an increase in operating costs. As we have maintained key senior management from both organizations and experienced minimal customer and employee loss to date, we believe these risks are being effectively managed.

RESULTS OF OPERATIONS

Our Results of Operations section focuses on the highlights and significant items that impacted our operating results over the last three years. We will discuss the areas that caused material fluctuations and required specific evaluation by management. Our discussion will also explain the adjustments to operating income that management excludes when internally evaluating segment performance since the items are not related to the segments' core operations. Please refer to our Business Segments note for further discussion.

YELLOW TRANSPORTATION RESULTS

Yellow Transportation represented approximately 92 percent, 97 percent and 99 percent of our consolidated revenue in 2003, 2002 and 2001, respectively. The table below provides summary information for Yellow Transportation for the three years ended December 31:

                                                                               Percent Change
                                                                        --------------------------------
 (in millions)                          2003       2002       2001      2003 vs. 2002      2002 vs. 2001
----------------------------------    --------   --------   --------    -------------      -------------
 Operating revenue                    $2,811.9   $2,547.1   $2,492.3             10.4%               2.2%
 Operating income                        119.9       70.6       55.9             69.8%              26.3%
 Adjustments to operating income(a)       19.0        0.5        2.8               n/m(b)           82.1%
 Adjusted operating income               138.9       71.1       58.7             95.3%              21.1%
 Operating ratio                          95.7%      97.2%      97.8%             1.5pp(c)           0.6pp
 Adjusted operating ratio                 95.1%      97.2%      97.6%             2.1pp              0.4pp
                                      ========   ========   ========    =============      =============

(a) Represents charges that management excludes when evaluating segment performance to better understand our core operations (see discussion below).

(b)  Not meaningful.

(c)  Percentage points.


2003 compared to 2002

Yellow Transportation revenue increased by $264.8 million in 2003 compared to 2002 due to improving economic conditions, growth in market share from the 2002 closure of Consolidated Freightways ("CF"), continued emphasis on premium services and meeting customer requirements. The two primary components of LTL revenue are volume, comprised of the number of shipments and the weight per shipment, and price, usually evaluated on a per hundred weight basis. In 2003, Yellow Transportation LTL volume increased by 6.8 percent and LTL revenue per hundred weight, excluding the fuel surcharge, improved by 3.6 percent from 2002. The fuel surcharge, adjusted weekly based on a national index, represents an amount passed on to customers due to higher fuel costs and is common throughout the transportation industry. Since we receive the fuel surcharge from customers, it mostly offsets the higher fuel cost, and it has a high degree of volatility, we typically evaluate our pricing excluding this surcharge.

Premium services, an integral part of our strategy to offer a broad portfolio of services and meet the increasingly complex transportation needs of our customers, continued to produce favorable operating results. Premium services at Yellow Transportation include, among others, Exact Express(R), an expedited and time-definite ground service with a 100 percent satisfaction guarantee; and Definite Delivery(R), a guaranteed on-time service with constant shipment monitoring and notification. In 2003, total Exact Express revenue increased by 59 percent and Definite Delivery revenue increased by 34 percent compared to 2002. Yellow Transportation also offers Standard Ground(TM) Regional Advantage, a high-speed service for shipments moving between 500 and 1,500 miles. Standard Ground Regional Advantage revenue represented nearly 24 percent of total Yellow Transportation revenue in 2003 and increased by 7 percent from 2002. This service provides higher utilization of assets by use of more direct loading and bypassing intermediate handling at distribution centers.

Despite increases in contractual wages and benefits and purchased transportation rates, Yellow Transportation operating income improved by $49.3 million in 2003 compared to 2002. Operating income increased primarily as a result of increased revenue and effective cost management in areas such as workers' compensation and bad debts (refer to the more detailed discussion in the 2002 compared to 2001 analysis below) and miscellaneous operating supplies. The strong operating income results highlight our continued ability to effectively balance volume and price. Purchased transportation (mostly rail) raised operating expenses by $24.2 million in 2003 from 2002. The increase resulted from a combination of higher volumes and increased rates. Operating expenses as a percentage of revenue decreased in 2003 by 1.5 percentage points compared to 2002, resulting in an operating ratio of 95.7 percent. Operating ratio refers to a common industry measurement calculated by dividing a company's operating expenses by its operating revenue. In addition to the operating ratio, we evaluate our results based on incremental margins, or the change in operating income year-over-year divided by the change in revenue year-over-year. The incremental margin at Yellow Transportation from 2002 to 2003 was 25.6 percent after adjustments to operating income, as discussed below.

Yellow Transportation 2003 operating income includes a $5.0 million reduction in claims and insurance expense for an insurance recovery related to two former employees falsifying claims over several years. We reviewed and made appropriate adjustments to our procedures and controls in response to the claims.

Adjustments to operating income represent charges that management excludes when evaluating segment performance to better understand the results of our core operations. With the exception of property disposals, most of these charges do not occur on a regular basis and can distort our operating results. Management excludes the impact of gains and losses from the disposal of property as they reflect charges not related to the segment's primary business. The following table provides a detail of these charges incurred for the three years ended December 31:


 (in millions)                               2003   2002   2001
-----------------------------------------   -----   ----   ----
 Property (gains)/losses                    $(0.2)  $0.3   $ --
 Conforming accounting policies              17.5     --     --
 Significant legal provision                  1.7     --     --
 Reorganization charges                        --    0.2    2.8
                                            -----   ----   ----
    Total adjustments to operating income   $19.0   $0.5   $2.8
                                            =====   ====   ====

Conforming accounting policies in 2003 consisted of adjustments for recognizing handling costs for workers' compensation and property damage and liability claims, and a change in policy for accrual of the January 1 holiday pay for union employees. Currently, Yellow Transportation manages the administrative portion of claims handling for self-insurance on workers' compensation and property damage and liability claims. As a result of an initiative to begin outsourcing these functions at Yellow Transportation, we recorded a one-time charge in 2003 of $14.6 million for the liability associated with future claims handling costs related to existing claims. Roadway Express also recorded a similar liability as a purchase accounting adjustment. The significant legal provision relates to a claim from a former employee that we believe may result in a probable adverse outcome; we recorded a small portion of the claim as a corporate charge for a total provision of $2.0 million.

2002 compared to 2001

Yellow Transportation realized increased volumes in 2002 compared to 2001, primarily as a result of its premium services and market share growth from the CF closure in September 2002. Yellow Transportation LTL shipment volumes increased by 2.3 percent in 2002 from 2001. Prior to the CF closure, volumes were flat in 2002 compared to 2001. LTL revenue per hundred weight, excluding the fuel surcharge, was up 1.9 percent in 2002 compared to 2001. The increase in volume and price resulted from a disciplined approach to reviewing customer mix and specific yield management efforts.

Premium services continued to produce favorable results and supported our strategy of an increasing portfolio. Exact Express revenue increased by 36 percent from 2001 to 2002 and Definite Delivery increased by 26 percent for the same period. Standard Ground Regional Advantage revenue represented more than 23 percent of Yellow Transportation revenue.

Yellow Transportation realized improved operating income of $14.7 million from 2001 to 2002, despite increased costs for wages and benefits, workers' compensation and bad debt expense in 2002. Contractual wage and benefit increases combined with higher volumes impacted expense by over $37 million. Improved productivity and a variance in the labor mix partially offset the increased wages. In addition, effective cost management over operating supplies and administrative costs reduced expense by approximately $18 million from 2001. The incremental margin at Yellow Transportation from 2001 to 2002 was 22.7 percent after adjustments to operating income, as detailed above.

As a result of increased costs per claim and longer duration of cases over several years, the projected ultimate costs of workers' compensation claims in 2002 was higher than originally anticipated. This occurred despite the continued improvement of safety statistics at Yellow Transportation in 2002 compared to 2001. Workers' compensation expense increased at Yellow Transportation by $16.0 million in 2002 from 2001. Yellow Transportation added additional resources to manage these claims. As a result of improved safety statistics and allocation of additional resources, workers' compensation costs decreased in 2003 compared to 2002; an indicator that we continue to effectively manage this area.

Bad debt expense also had a negative impact on Yellow Transportation results, increasing by $11.5 million in 2002 from 2001. The increase resulted from a trend of additional write-offs partially due to the negative impact of the economy on certain customers and their ability to pay. Yellow Transportation added additional collection personnel, installed new collections management software and enhanced its credit policies and procedures regarding new and continuing customers. As a result of our improvements in this area combined with improving economic conditions, write-off trends in 2003 actually decreased from 2002.

MERIDIAN IQ RESULTS

Meridian IQ represents our non-asset-based segment that plans and coordinates the movement of goods throughout the world. The segment was formed in January of 2002, and formally launched in March of 2002, as the Yellow platform for non-asset-based transportation services. Meridian IQ provides a wide range of transportation solutions and offers the following services: international forwarding and customs brokerage by arranging for the administration, transportation and delivery of goods to over 88 countries; multi-modal brokerage services by providing companies with access to volume capacity and specialized equipment; domestic forwarding and expedited services through arranging guaranteed, time-definite transportation for companies within North America; and transportation solutions and technology management using web-native systems enabling customers to manage their transportation needs.

Due to the recent formation of Meridian IQ, in 2002 we evaluated results primarily based on sequential growth month over month. Throughout 2002, Meridian IQ had consistent revenue and operating income improvement, with modestly profitable results in the second half of the year. In 2003, Meridian IQ revenue increased by 47 percent to total revenue of $120.2 million versus $81.8 million in 2002. The increase in revenue resulted from a combination of organic growth, higher premium services and recent non-asset-based acquisitions (as discussed below). A prior year operating loss of $2.7 million turned into an operating profit of $0.3 million in 2003; after adjustments to operating income for acquisition charges of $0.5 million, the segment generated an operating profit of $0.8 million.

Meridian IQ Acquisitions

In August 2003, a subsidiary of Meridian IQ, Yellow Global, LLC, acquired certain U.S. assets of GPS Logistics, a global logistics provider. Yellow Global, LLC was then renamed Yellow GPS, LLC ("Yellow GPS"). In exchange for the acquisition, Yellow GPS assumed certain of GPS Logistics customer, lease and other obligations and became obligated to pay GPS Logistics earnout payments if certain financial targets for the combined business of Yellow GPS are met. There was no net cash consideration paid in the transaction. In addition, Yellow GPS received a call option to purchase the stock of each of GPS Logistics (E.U.) Ltd., the related United Kingdom ("U.K.") operations of GPS Logistics, and GPS Logistics Group Ltd., the related Asian operations of GPS Logistics. If Yellow GPS does not exercise the Asian option, it would be required to pay a deferred option price to the shareholders of GPS Logistics Group Ltd. In February 2004, Yellow GPS exercised and closed its option to purchase GPS Logistics (E.U.) Ltd. Yellow GPS made a payment of $7.6 million, which is subject to upward and downward adjustment based on the financial performance of the U.K. business. The acquisition will be reflected in our first quarter 2004 results.

In the third quarter of 2002, Meridian IQ acquired selected assets, consisting primarily of customer contracts, of Clicklogistics, Inc. ("Clicklogistics") for nominal cash consideration. Clicklogistics provided non-asset transportation and logistics management services. In that same period, Meridian IQ completed the acquisition of MegaSys, Inc. ("MegaSys"), a Greenwood, Indiana based provider of non-asset transportation and logistics management services, for approximately $17 million. The acquisition price primarily related to $9.3 million of goodwill and $7.1 million of identifiable intangible assets. As part of the acquisition, Meridian IQ negotiated an earnout arrangement, which provided for contingent consideration to be paid by Meridian IQ upon MegaSys generating cash flow levels in excess of an established rate of return through December 31, 2005. In the first quarter of 2004, the earnout arrangement was terminated; earnout payments to date were not material to our results of operations. We believe these acquisitions support our strategy to grow our non-asset-based business and be a single-source transportation provider.

In September 2001, we completed the acquisition of the remaining ownership in Transportation.com from our venture capital partners. Prior to the acquisition, we accounted for our investment in Transportation.com as an unconsolidated joint venture under the equity method of accounting. Accordingly, nonoperating expenses included a loss of $5.7 million in 2001. As of the acquisition date, we consolidated Transportation.com, as well as our other non-asset-based services, under Meridian IQ.

ROADWAY LLC RESULTS

As Roadway LLC and its operating segments, Roadway Express and New Penn, were only included in our results from the date of acquisition through December 31, 2003, a detailed discussion of their results is not material to our 2003 results of operations. Roadway Express contributed $131.2 million in revenue and New Penn contributed $9.8 million in revenue for the stub period.

Combined the Roadway LLC segments reported a stub period operating loss of $6.3 million mostly due to a combination of volume and pricing.

CONSOLIDATED RESULTS

Our consolidated results include the results of Yellow Transportation, Meridian IQ and corporate charges for the entire periods presented. In 2003, consolidated results also included the results of Roadway LLC and its operating segments from the date of acquisition through December 31. As we have previously discussed the operating results of Yellow Transportation and Meridian IQ, this section will focus on corporate charges and items that are evaluated on a consolidated basis.

The following table summarizes the Statement of Consolidated Operations for the three years ended December 31:

                                                                              Percent Change
 (in millions)                       2003       2002       2001       2003 vs. 2002   2002 vs. 2001
-------------------------------    --------   --------   --------     -------------   -------------
 Operating revenue                 $3,068.6   $2,624.1   $2,505.1              16.9%            4.8%
 Operating income                      88.6       46.9       38.2              88.9%           22.8%
 Nonoperating expenses, net            21.8        9.3       20.8             134.4%          (55.3)%
 Income from continuing
   operations                          40.7       24.0       10.6              69.6%          126.4%
 Income (loss) from discontinued
   operations                            --     (117.9)       4.7                n/m             n/m
 Net income (loss)                 $   40.7   $  (93.9)  $   15.3             143.3%             n/m
                                   ========   ========   ========     =============   =============

2003 compared to 2002

Operating revenue in 2003 increased by $444.5 million, or nearly 17 percent, from 2002. Of this increase, the results of Roadway Express and New Penn for the stub period attributed $141.0 million, or five percent of our total revenue. When excluding the results of Roadway LLC segments for the stub period, our revenue increased by $303.5 million, or 12 percent, from 2002. Our revenue growth resulted from improving economic conditions, increased premium services, non-asset-based acquisitions and meeting customer requirements.

Consolidated operating income improved by $41.7 million from 2003 compared to 2002 due to increased revenue and effective cost management at Yellow Transportation and Meridian IQ, and despite significant adjustments to operating income and stub period operating losses of $6.3 million for the Roadway segments. Corporate operating losses in 2003 included approximately $2.7 million for acquisition-related charges, consisting mostly of marketing and promotional activities related to the Roadway transaction. Corporate operating losses, after adjustments for acquisition and spin-off charges, increased in 2003 from 2002 by $7.9 million, as detailed in our Business Segments note. We expensed $4.0 million in the first quarter of 2003 for an industry conference that we host every other year. Corporate costs also increased in 2003 by $3.1 million compared to 2002, due to higher performance incentive accruals based on our improved operating results.

Nonoperating expenses increased $12.5 million in 2003 compared to 2002 as a result of the acquisition-related financing costs, partially offset by increased interest income. As mentioned previously, we recorded a nonoperating loss on the extinguishment of debt of $2.3 million from the repurchase and defeasance of our remaining MTNs. In 2003, we entered into arrangements for $1.1 billion of committed financing with our investment bankers that would allow us to complete the Roadway acquisition if we were not able to obtain financing elsewhere. Although we obtained more favorable financing arrangements through our contingent convertible senior notes offerings and the term loan, we paid a commitment fee of $4.5 million upon the expiration of the committed financing agreement that occurred on December 11, 2003. This commitment fee was recorded as "interest expense" in our Statement of Consolidated Operations. Interest expense related to our contingent convertible senior notes and term loan approximated $6.5 million for 2003. Given our current debt levels, including the assumption of the senior notes due 2008, we expect our 2004 interest expense to approximate $50 million.

Our effective tax rate for 2003 was 39.1 percent compared to 36.2 percent in 2002. The higher tax rate resulted primarily from our income allocation among subsidiaries and their relative state tax rates. In 2003, Yellow Transportation, a higher tax rate subsidiary, generated a larger percentage of our profits before tax compared to 2002. Our notes to the financial statements provide an analysis of the income tax provision and the effective tax rate.

2002 compared to 2001

Our 2002 operating revenue improved over 2001, primarily as a result of increased volumes at Yellow Transportation from growth in premium services and increased market share from the CF closure. We also recognized additional revenue with a full year of Meridian IQ activity, including the acquisitions of Clicklogistics and MegaSys.

Operating income in 2002 included $6.9 million of charges related to the spin-off of SCS Transportation, Inc. ("SCST"). Spin-off charges represented bank fees and external legal and accounting services. Operating income also included higher corporate expenses in 2002 compared to 2001, mostly related to increased incentive compensation accruals of $2.7 million and professional services of $1.6 million.

Nonoperating expenses improved by $11.5 million in 2002 as a result of lower interest charges on variable-rate debt and financing costs for our asset backed securitization ("ABS") obligations, due to both lower interest rates and lower average borrowings. In addition, nonoperating costs in 2001 included a loss of $5.7 million for our equity investment in Transportation.com. Since September 2001, when we acquired the remaining ownership in Transportation.com, results for this entity have been consolidated under Meridian IQ and reported as operating income or losses.

Our effective tax rate on continuing operations for 2002 was 36.2 percent compared to 39.0 percent in 2001. The lower tax rate resulted from a variety of factors, including decreased nondeductible business expenses and the implementation of prudent tax planning strategies. Our notes to the financial statements provide an analysis of the income tax provision and the effective tax rate.

Our net loss of $93.9 million for 2002 occurred due to the impairment of goodwill associated with Jevic Transportation, Inc. ("Jevic") and the spin-off of SCST. We recorded a non-cash charge of $75.2 million in the first quarter of 2002 for the impairment of goodwill related to the acquisition of Jevic. In the third quarter of 2002, we recorded a non-cash charge of $52.6 million for the difference between the carrying value of SCST and the fair value, as determined by the market capitalization of SCST at the spin-off date. Due to the non-cash nature of the charges, neither charge resulted in tax benefits. As a result of the spin-off, both non-cash charges and income from operations of $9.9 million for SCST were reflected in "discontinued operations" on our Statement of Consolidated Operations for 2002.

FINANCIAL CONDITION

LIQUIDITY

Our liquidity needs arise primarily from capital investment in new equipment, land and structures, and information technology, as well as funding working capital requirements. As a result of our acquisition of Roadway, our liquidity requirements and availability of funds have significantly changed. To provide short-term and longer-term liquidity for the combined organization, we replaced our previous $300 million unsecured credit agreement with a new $675 million secured credit agreement. In addition, we maintained our $200 million ABS facility involving Yellow Transportation accounts receivable. We believe these facilities provide adequate capacity to fund current working capital and capital expenditure requirements for the combined organization. It is not unusual for us to have a deficit working capital position, as we can operate in this position due to rapid turnover of accounts receivable, effective cash management and ready access to funding.

Secured Credit Agreement

As mentioned above, we replaced our $300 million bank credit facility, scheduled to expire in April 2004, with a $675 million secured credit agreement. The secured credit agreement consists of three parts: a $175 million term loan, a $250 million letters of credit facility, and a $250 million revolver loan. As of December 31, 2003, we have borrowed the entire amount of the term loan, using the funds to pay a portion of the Roadway acquisition. We may use the letters of credit facility for issuance of standby letters of credit and the revolver loan for short-term borrowings and additional letters of credit. Letters of credit serve as collateral for our self-insurance programs, primarily in the areas of workers' compensation, property damage and liability claims. Collateral requirements for letters of credit and availability of surety bonds, an alternative form of self-insurance collateral, fluctuate over time with general conditions in the insurance market. Our outstanding letters of credit increased significantly at December 31, 2003 compared to prior year due to our responsibility for the self-insurance programs of Roadway Express and New Penn.

Our interest rate on the secured credit agreement is based on the London inter-bank offer rate ("LIBOR") plus a fixed increment. We have secured the credit facility with substantially all of our domestic assets except for those assets that secure our ABS facility. Under the terms of the agreement, we must comply with certain covenants primarily relating to our interest expense, fixed charges, senior secured leverage and total leverage. In addition, the agreement limits our activities regarding acquisitions, sales of assets, dividends, share repurchases, and capital expenditures. As of December 31, 2003, we were in compliance with all terms of the agreement. We do not consider these covenants overly restrictive and we believe we have considerable flexibility in operating our business in a prudent manner. The following table provides a detail of the outstanding components and available unused capacity under the bank credit agreement:

                                                      December 31,
 (in millions)                                           2003
--------------------------------------------------   ------------
 Total capacity                                        $ 675.0
 Term loan outstanding                                  (175.0)
 Letters of credit facility outstanding                 (250.0)(a)
 Letters of credit under revolver loan outstanding       (24.4)
                                                       -------
 Available unused capacity                             $ 225.6
                                                       =======

(a) We have an additional $1.5 million in letters of credit that are not currently covered under a credit facility.

Our outstanding letters of credit at December 31, 2003 included $3.4 million for workers' compensation, property damage and liability claims against SCST. We agreed to maintain the letters of credit outstanding at the spin-off date until SCST obtained replacement letters of credit or third party guarantees. SCST agreed to use its reasonable best efforts to obtain these letters of credit or guarantees, which in many cases would allow us to obtain a release of our letters of credit. SCST also agreed to indemnify us for any claims against the letters of credit that we provide. SCST reimburses us for all fees incurred related to the remaining outstanding letters of credit. We also provided a guarantee of $5.9 million regarding certain lease obligations of SCST.

Asset Backed Securitization Facility

Our ABS facility provides us with additional liquidity and lower borrowing costs through access to the asset backed commercial paper ("ABCP") market. By using the ABS facility, we obtain a variable rate based on the A1 commercial paper rate plus a fixed increment for utilization and administration fees. A1 rated commercial paper comprises more than 90 percent of the commercial paper market, significantly increasing our liquidity. We averaged a rate of 2.1 percent and
2.3 percent in 2003 and 2002, respectively, on the ABS facility.

Borrowing under our ABS facility involves two primary steps. In the first step, Yellow Transportation sells an ongoing pool of receivables to a special purpose entity, Yellow Receivables Corporation ("YRC"). YRC is a wholly owned consolidated subsidiary of Yellow Transportation designed to isolate the receivables for bankruptcy purposes.

As the second step, YRC transfers the receivables to a conduit administered by a large financial institution. The conduit bundles our receivables with numerous unrelated companies and then sells them to investors as ABCP. The conduit receives the proceeds from investors and forwards them to YRC who then forwards the proceeds to Yellow Transportation. Repayments of these obligations, along with related charges, occur in the reverse sequence of the steps just described.

The table below provides the borrowing and repayment activity, as well as the resulting balances, for the years ending December 31 of each period presented:

 (in millions)                                       2003     2002
------------------------------------------------   -------   -------
 ABS obligations outstanding at January 1          $  50.0   $ 141.5
 Transfer of receivables to conduit (borrowings)     151.0     421.5
 Redemptions from conduit (repayments)              (129.5)   (513.0)
                                                   -------   -------
 ABS obligations outstanding at December 31        $  71.5   $  50.0
                                                   =======   =======

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

Prior to December 31, 2002, activity under the ABS facility was treated as a sale of assets for financial reporting purposes. As a result, we did not reflect the receivables sold by YRC to the conduit and the related ABS obligations on our Consolidated Balance Sheets. In addition, we recognized the cost of financing the receivables as "ABS facility charges" on our Statements of Consolidated Operations and the related cash flows as an operating activity in our Statements of Consolidated Cash Flows.

On December 31, 2002, we amended the ABS agreement to provide YRC the right to repurchase, at any time, 100 percent of the receivable interests held by the conduit. Prior to the amendment, the right to repurchase receivable interests was limited to instances when ABS borrowings were below $10 million, or five percent of the $200 million limit. The amendment did not alter the costs associated with operating the ABS facility. Due to the amendment, we reflect the ABS activity as a financing activity rather than a sale of assets. We now reflect the borrowings on our Consolidated Balance Sheets, the financing cost as "interest expense" on our Statements of Consolidated Operations, and the related changes in borrowings as a financing activity in our Statements of Consolidated Cash Flows.

Credit Ratings

As we expected, our credit ratings declined toward the end of 2003 due to the significant increase in our debt levels from the acquisition of Roadway. Given our ability to raise attractive financing through the contingent convertible notes offerings and our adequate debt capacity, we do not expect the lower credit ratings to materially impact our results of operations or cash flows. However, we do expect to pay higher interest rates on variable borrowings due to these lower ratings. As of December 31, 2003, we had an investment grade corporate rating of BBB- from Standard & Poor's and a high non-investment grade corporate rating of Ba1 from Moody's. We are working to pay down our debt as rapidly as possible and improve our credit ratings; however, in the unlikely event the ratings were to drop, no ratings-driven triggers exist that would have an immediate or material adverse impact on our liquidity.

Cash Flow Measurements

We use free cash flow as a measurement to manage working capital and capital expenditures. Free cash flow indicates cash available to fund additional capital expenditures, to reduce outstanding debt (including current maturities), or to invest in our growth strategies. This measurement is used for internal management purposes and should not be construed as a better measurement than net cash from operating activities as defined by generally accepted accounting principles. The following table illustrates our calculation for determining free cash flow for the years ended December 31:

 (in millions)                                                     2003     2002
--------------------------------------------------------------   -------   ------
 Net cash from operating activities                               $155.7   $ 43.1
 Net change in operating activities of discontinued operations        --    (17.3)
 Accounts receivable securitizations, net                             --     91.5
 Net property and equipment acquisitions                           (99.1)   (82.8)
 Proceeds from exercise of stock options                             4.7     13.7
                                                                  ------   ------
 Free cash flow                                                   $ 61.3   $ 48.2
                                                                  ======   ======

Our additional free cash flow of $13.1 million from 2002 to 2003 resulted primarily from increases in income from continuing operations of $16.7 million, improvements in accounts receivable collections of $42.2 million, lower payments on accounts payable of $15.4 million and claims and other changes of $8.8 million. Claims and other primarily represents increased pension and workers' compensation accruals. Fluctuations of $78.5 million in other working capital items mostly offset these favorable improvements. Other working capital changes included increased pension funding in 2003 of $23.5 million and the impact of wage and benefit payments of Roadway Express and New Penn that approximated $20 million for the stub period. In addition, accrued income taxes created a fluctuation of $26.0 million between 2003 and 2002 due to improved operating results in 2003 and an income tax refund of $10.5 million received in 2002.

Other items considered in evaluating free cash flow include net property and equipment acquisitions and proceeds from exercise of stock options. In 2003, net property and equipment acquisitions increased by $16.3 million mostly due to increased investments in land and structures at Yellow Transportation. Our continued investment in equipment and land and structures supports our philosophy of consistently funding capital expenditures for anticipated growth and expansion of services. Our proceeds received from exercise of stock options decreased by $9.0 million in 2003 from 2002 mostly due to restrictions of exercising options during the pending acquisition of Roadway.

In 2002, operating cash flow results included $17.3 million from the operating activities of SCST. Since we completed the spin-off of SCST in September 2002, results for 2003 do not reflect any SCST activity. As discussed previously, we recorded our ABS financing as an operating activity in prior periods and in 2003 recognized the borrowings as a financing activity due to the amendment of our ABS facility agreement. This change in reporting impacted cash from operating activities by $91.5 million between 2002 and 2003.

CAPITAL EXPENDITURES

Our capital expenditures focus primarily on the replacement of revenue equipment, land and structures, additional investments in information technology and acquisitions. As reflected on our Consolidated Balance Sheets, our business remains capital intensive with significant investments in terminal facilities and a fleet of tractors and trailers. We determine the amount and timing of capital expenditures based on numerous factors, including anticipated growth, economic conditions, new or expanded services, regulatory actions and availability of financing. The acquisition of Roadway will not change our capital expenditures philosophy from previous years, given the similarity of our operations. However, as discussed below, we do expect capital expenditures to increase significantly due to the acquisition.

The table below summarizes our actual net capital expenditures by type for the periods ended December 31:

 (in millions)                                 2003   2002   2001
--------------------------------------------   ----   ----   ----
 Revenue equipment                             $ 62   $ 72   $ 58
 Land, structures and technology                 37     11     23
                                               ----   ----   ----
   Total before acquisition of companies and
     discontinued operations                     99     83     81
 Acquisition of companies                       513     18     20
 Discontinued operations                         --     24     20
                                               ----   ----   ----
   Total net capital expenditures              $612   $125   $121
                                               ====   ====   ====

Capital expenditures for 2003 included the cash portion of the Roadway acquisition for a total of $513 million, while 2002 included the Meridian IQ acquisitions of MegaSys and Clicklogistics for a total of $18 million. We expect 2004 capital spending to approximate $190 to $210 million, including about $120 million for revenue equipment and $7.6 million for the acquisition of GPS Logistics (E.U.) Ltd. Our philosophy continues to be consistent funding of capital expenditures even during economic downturns while still generating free cash flow. We believe our financial condition and access to capital, as they exist today, are adequate to fund our anticipated capital expenditures and future growth opportunities.

Our expectation regarding our ability to fund capital expenditures out of existing financing facilities and cash flow is only our forecast regarding this matter. This forecast may be substantially different from actual results. In addition to the factors previously described in the Forward-Looking Statements section, the following factors could affect levels of capital expenditures: the accuracy of our estimates regarding our spending requirements; the occurrence of any unanticipated acquisition opportunities; changes in our strategic direction; and the need to replace any unanticipated losses in capital assets.

NONUNION PENSION OBLIGATIONS

We provide defined benefit pension plans for employees not covered by collective bargaining agreements. The Yellow qualified plan covers approximately 4,000 employees and the Roadway LLC qualified plan covers approximately 6,000 employees. Beginning January 1, 2004, the existing qualified benefit plans will be closed to new participants. All new nonunion employees and all Meridian IQ employees will participate in a new defined contribution retirement plan. Increases in our pension benefit obligations combined with market losses in 2002 and 2001 negatively impacted the funded status of our plans and resulted in additional funding requirements and pension expense in 2003. Due to these same factors, we recorded a reduction in shareholders' equity in 2002 of $30.8 million, net of tax of $17.2 million, to reflect the minimum liability associated with the plans. In 2003, we reduced the minimum liability in shareholders' equity by a net $10.5 million, as a result of the additional expense we recognized during the year as well as favorable investment experience in 2003. Our minimum liability reflected in shareholders' equity at December 31, 2003 totals $20.3 million, net of tax of $12.5 million. As we record additional expense and fund our accumulated benefit obligation, we expect the minimum liability reflected in shareholders' equity to continue to decrease.

Although market returns improved in 2003, we expect pension funding and expense to remain an area of management focus over the next several years. Given the dependence on the economy and the significant amounts involved, pension funding could have a material impact on our liquidity. Using our current plan assumptions of an 8.75 percent return on assets (9.0 percent for 2003 actual) and discount rate of 6.25 percent (6.75 percent for 2003 actual), we either recorded or expect to record the following:


                                          Shareholders'
                                             Equity
                                Pension     Decrease,
 (in millions)   Cash Funding   Expense    net of tax
--------------   ------------   -------   -------------
 2003 Actual       $ 35.0       $ 19.3       $ 10.5
 2004 Expected       45.0         52.2         14.2
 2005 Expected       42.0         56.2          7.1
                    =====        =====        =====

Our actual 2003 pension expense included approximately $1.3 million for the stub period of Roadway Express and New Penn. The remaining $18.0 million of expense attributed to the Yellow plans was significantly less than the $24.0 million we estimated at December 31, 2002, due to a valuation study in the first quarter of 2003 from our independent actuary. The actuary completes a study approximately every five years that involves reviewing, among other items, actual salary rates, retirement ages and employee turnover. Expectations for 2004 and 2005 include amounts related to the Roadway plans.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of December 31, 2003. Most of these obligations and commitments have been discussed in detail either in the preceding paragraphs or the notes to the financial statements. The tables do not include expected pension funding as disclosed separately in the previous section.

Contractual Cash Obligations

                                                          Payments Due by Period
 (in millions)                   Less than 1 year   2-3 years   4-5 years   After 5 years    Total
-------------------------------  ----------------   ---------   ---------   -------------   --------
 Balance sheet obligations:
  ABS borrowings                      $ 71.5          $  --      $   --        $   --       $   71.5
  Long-term debt                         1.8            7.9       397.2         407.0          813.9

 Off balance sheet obligations:
  Operating leases                      73.1           86.9        29.3          14.4          203.7(a)
  Capital expenditures                  60.0             --          --            --           60.0
                                      ------          -----      ------        ------       --------
 Total contractual obligations        $206.4          $94.8      $426.5        $421.4       $1,149.1
                                      ======          =====      ======        ======       ========

(a) The net present value of operating leases, using a discount rate of 10 percent, was $171.0 million at December 31, 2003.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

                                          Amount of Commitment Expiration Per Period
 (in millions)                 Less than 1 year   2-3 years   4-5 years   After 5 years   Total
----------------------------   ----------------   ---------   ---------   -------------   ------
 Available line of credit           $   --          $ --        $ --          $225.6      $225.6
 Letters of credit                   275.9            --          --              --       275.9(a)
 Lease guarantees for SCST             1.7           2.9         1.3              --         5.9
 Surety bonds                         62.8           0.4         1.4              --        64.6(b)
                                    ------          ----        ----          ------      ------
 Total commercial commitments       $340.4          $3.3        $2.7          $225.6      $572.0
                                    ======          ====        ====          ======      ======

(a) Includes $1.5 million in letters of credit that are not currently covered under a credit facility.

(b) Includes $2.3 million of surety bonds for SCST related to workers' compensation, property damage and liability claims.

CRITICAL ACCOUNTING POLICIES

Preparation of our financial statements requires accounting policies that involve significant estimates and judgments regarding the amounts included in the financial statements and disclosed in the accompanying notes to the financial statements. We continually review the appropriateness of our accounting policies and the accuracy of our estimates. Even with a thorough process, estimates must be adjusted based on changing circumstances and new information. Management has identified the policies described below as requiring significant judgment and having a potential material impact to our financial statements.

REVENUE RESERVES

We consider our policies regarding revenue-related reserves as critical based on their significance in evaluating our financial performance by management and investors. We have an extensive system that allows us to accurately capture, record and control all relevant information necessary to effectively manage our revenue reserves.

For shipments in transit, Yellow Transportation, Roadway Express and New Penn record revenue based on the percentage of service completed as of the period end and accrue delivery costs as incurred. In addition, Yellow Transportation, Roadway Express and New Penn recognize revenue on a gross basis since the entities are the primary obligors even when they use other transportation service providers who act on their behalf. Yellow Transportation, Roadway Express and New Penn remain responsible to their customers for complete and proper shipment, including the risk of physical loss or damage of the goods and cargo claims issues. Meridian IQ recognizes revenue upon the completion of services. In certain logistics transactions where Meridian IQ acts as an agent, revenue is recorded on a net basis. Net revenue represents revenue charged to customers less third party transportation costs. Where Meridian IQ acts as principal, it records revenue from these transactions on a gross basis, without deducting transportation costs. Management believes these policies most accurately reflect revenue as earned. Our revenue-related reserves involve three primary estimates: shipments in transit, rerate reserves, and uncollectible accounts.

Shipments in Transit

We assign pricing to bills of lading at the time of shipment based on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. At the end of each period, we estimate the amount of revenue earned on shipments in transit based on actual shipments picked up and scheduled delivery dates. We calculate a percentage of completion using this data and the day of the week on which the period ends. Management believes this provides a reasonable estimation of the revenue actually earned.

Rerate Reserves

At various points throughout our process, incorrect ratings could be identified based on many factors, including weight verifications or updated customer discounts. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. We accrue a reserve for rerating based on historical trends. At December 31, 2003 and 2002, our financial statements included a rerate reserve of $21.8 million and $12.0 million, respectively. The significant increase in the rerate reserve from 2002 to 2003 resulted primarily from the inclusion of Roadway Express and New Penn in 2003.

Uncollectible Accounts

We record an allowance for doubtful accounts primarily based on historical uncollectible amounts. We also take into account known factors surrounding specific customers and overall collection trends. Our process involves performing ongoing credit evaluations of customers, including the market in which they operate and the overall economic conditions. We continually review historical trends and make adjustments to the allowance for doubtful accounts as appropriate. Our allowance for doubtful accounts totaled $20.8 million and $15.7 million as of December 31, 2003 and 2002, respectively. The increase in the allowance for doubtful accounts from 2002 to 2003 resulted primarily from the inclusion of Roadway Express and New Penn in 2003.

CLAIMS AND INSURANCE

We are self-insured up to certain limits for workers' compensation, cargo loss and damage, property damage and liability claims. We measure the liabilities associated with workers' compensation and property damage and liability claims primarily through actuarial methods performed by an independent third party. Actuarial methods include estimates for the undiscounted liability for claims reported, for claims incurred but not reported and for certain future administrative costs. These estimates are based on historical loss experience and judgments about the present and expected levels of costs per claim and the time required to settle claims. The effect of future inflation for costs is implicitly considered in the actuarial analyses. Actual claims may vary from these estimates due to a number of factors, including but not limited to, accident frequency and severity, claims management, changes in healthcare costs and overall economic conditions. We discount the actuarial calculations to present value based on the U.S. Treasury rate, at the date of occurrence, for maturities that match the expected payout of the liabilities. As of December 31, 2003 and 2002, we had $299.3 million and $115.2 million accrued for claims and insurance. The increase in claims and insurance from 2002 to 2003 resulted primarily from the inclusion of Roadway Express and New Penn in 2003.

PENSION

With the exception of Meridian IQ, New Penn and Reimer, Yellow Roadway and its operating subsidiaries sponsor qualified and nonqualified defined benefit pension plans for most employees not covered by collective bargaining agreements. Meridian IQ and New Penn do not offer defined benefit pension plans and instead offer retirement benefits through either contributory 401(k) savings plans or profit sharing plans. Beginning January 1, 2004, all new nonunion employees and all Meridian IQ employees will participate in a new defined contribution retirement plan. The existing Yellow Roadway qualified plans will be closed to new participants. We account for pension benefits using actuarial methods based on numerous estimates, including employee turnover, mortality and retirement ages, expected return on plan assets, discount rates, and future salary increases. The most critical of these factors, due to their potential impact on pension cost, are discussed in more detail below.

Return on Plan Assets

The return on plan assets represents a long-term assumption of our portfolio performance that can impact our pension expense and our minimum liability. With $615 million of plan assets, including the Roadway plans, a 50-basis-point decrease in the return rate would increase annual pension expense by approximately $3 million and would increase our minimum liability reflected in shareholders' equity by approximately $1 million.

We believe our 2003 expected rate of return of 9.0 percent accurately represented our investment portfolio that has performed to this level over time. However, given the addition of the Roadway portfolio of assets and in accordance with our policy on establishing the long-term rate of return, we have lowered this rate to 8.75 percent in determining 2004 pension expense. Although plan investments are subject to short-term market volatility, we believe they are well diversified and closely managed. Our asset allocation as of December 31, 2003 consisted of 67 percent in equities and 33 percent in fixed-income securities. This allocation is consistent with the long-term asset allocation for the plans. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately. Refer to our discussion of Nonunion Pension Obligations under the Financial Condition section for details of actual and anticipated pension charges.

Discount Rate

The discount rate refers to the interest rate used to discount the estimated future benefit payments earned to their present value, also referred to as the benefit obligation. The discount rate allows us to calculate what it would cost to settle the pension obligations as of the measurement date, December 31, and impacts the following year's pension expense. We determine the discount rate based on high-grade corporate bonds with principal payments and maturities that approximate our expected benefit payments.

Although the discount rate used requires little judgment, changes in the rate can significantly impact our pension expense. For example, a 50-basis-point decrease in our discount rate would increase annual pension expense by approximately $7.5 million, assuming all other factors remain constant. Changes in the discount rate do not have a direct impact on cash funding requirements. The discount rate can fluctuate considerably over periods depending on overall economic conditions that impact long-term corporate bond yields. At December 31, 2003 and 2002, we used a discount rate of 6.25 percent and 6.75 percent, respectively.

Future Salary Increases

We make assumptions of future salary increases for plan participants based on general inflation and cost of living expectations. As pension benefits are based on participants' earned wages, estimated levels of our future performance also factor into the calculation. We believe these increases require less judgment than other pension estimates but can have a significant impact on our future pension expense. Our 2003 assumed rate of future annual increases of 3.9 percent represents a weighted average of the Yellow and Roadway plans and reflects the recent experience of both plans.

MULTI-EMPLOYER PLANS

Yellow Transportation, Roadway Express and New Penn contribute to multi-employer health, welfare and pension plans for employees covered by collective bargaining agreements (approximately 77 percent of total employees). The largest of these plans, the Central States Southeast and Southwest Areas Pension Plan (the "Central States Plan") provides retirement benefits to approximately 53 percent of our total employees. The amounts of these contributions are determined by contract and established in the agreements. The health and welfare plans provide health care and disability benefits to active employees and retirees. The pension plans provide defined benefits to retired participants. We recognize as net pension cost the required contribution for the period and recognize as a liability any contributions due and unpaid. Yellow Roadway contributed and charged to expense $374.4 million in 2003, $315.1 million in 2002, and $307.2 million in 2001. Roadway Corporation contributed and charged to expense approximately $374 million for the period January 1, 2003 through the date of acquisition (December 11, 2003).

Under current legislation regarding multi-employer pension plans, a termination, withdrawal or partial withdrawal from any multi-employer plan in an under-funded status would render us liable for a proportionate share of such multi-employer plans' unfunded vested liabilities. This potential unfunded pension liability also applies to our unionized competitors who contribute to multi-employer plans. Based on the limited information available from plan administrators, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal or termination would be material to our financial position and results of operations. Yellow Transportation, Roadway Express and New Penn have no current intention of taking any action that would subject us to obligations under the legislation.

Yellow Transportation, Roadway Express and New Penn each have collective bargaining agreements with their unions that stipulate the amount of contributions each company must make to union-sponsored, multi-employer pension plans. The Internal Revenue Code and related regulations establish minimum funding requirements for these plans. If any of these plans, including (without limitation) the Central States Plan, fail to meet these requirements and the trustees of these plans are unable to obtain waivers of the requirements from the Internal Revenue Service ("IRS") or reduce pension benefits to a level where the requirements are met, the IRS could impose an excise tax on all employers participating in these plans and require contributions in excess of our contractually agreed upon rates to correct the funding deficiency. If an excise tax were imposed on the participating employers and additional contributions required, it could have a material adverse impact on the financial results of Yellow Roadway.

PROPERTY AND EQUIPMENT

We capitalize property and equipment in accordance with current accounting standards, including replacements and improvements when such costs extend the useful life of the asset. We charge maintenance and repairs to expense as incurred. Depreciation on capital assets is computed using the straight-line method and ranges from 3 to 40 years. Management makes assumptions regarding future conditions in determining estimated useful lives and potential salvage values. These assumptions impact the amount of depreciation expense recognized in the period and any gain or loss once the asset is disposed.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS NO. 149

On June 30, 2003, we adopted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("Statement No. 149"). Statement No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As we do not currently engage in significant hedging activities, we do not expect adoption of Statement No. 149 to have a material impact on our financial position or results of operations.

SFAS NO. 150

On July 1, 2003, we adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("Statement No. 150"). Statement No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity, and requires us to classify a financial instrument within its scope as a liability or asset. Previously, many instruments under the scope of Statement No. 150 would have been classified as equity. We do not expect adoption of Statement No. 150 to have a material impact on our financial position or results of operations.

SFAS NO. 132 (REVISED 2003)

On December 15, 2003 we adopted the disclosure provisions of SFAS No. 132 (Revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS Nos. 87, 88 and 106 ("Statement No. 132R"). Statement 132R retains the disclosure requirements of SFAS No. 132, which it replaces, and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Our Notes to the Consolidated Financial Statements reflect these additional disclosures. Our quarterly reports on Form 10-Q will also include additional disclosures regarding defined pension plans and postretirement plans.

OUTLOOK

Economists expect growth in capital spending in 2004 as a result of, among others, rising corporate profits, lower interest rates, improving equity markets and tax incentives. Our economic assumptions also include year-over-year gains in the IPI and real GDP of four percent; a significant positive for our industry. Management expects our pricing environment to remain competitive, yet stable, during the upcoming year. We will continue to focus on leveraging the capabilities of our new organization and achieving the synergies that are available to us. With our significant operating leverage, we are well positioned to take advantage of improving economic conditions.

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk

MARKET RISK POSITION

We have exposure to a variety of market risks, including the effects of interest rates, foreign exchange rates and fuel prices.

INTEREST RATE RISK

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we utilize both fixed rate and variable rate financial instruments with varying maturities. Given the favorable interest rate markets in 2003, we assumed a significant amount of fixed-rate debt for the acquisition of Roadway. At December 31, 2003, we had approximately 72 percent of our debt at fixed rates with the balance at variable rates.

The table below provides information regarding our interest rate risk related to fixed-rate debt as of December 31, 2003. Principal cash flows are stated in millions and weighted average interest rates are by contractual maturity. We estimate the fair value of our industrial development bonds by discounting the principal and interest payments at current rates available for debt of similar terms and maturity. The fair values of our senior notes due 2008 and contingent convertible senior notes have been calculated based on the quoted market prices at December 31, 2003. The market price for the contingent convertible senior notes reflects the combination of debt and equity components of the convertible instrument. We consider the fair value of variable-rate debt to approximate the carrying amount due to the fact that the interest rates are generally set for periods of three months or less, therefore, we exclude it from the table below.

                                                                                            Fair
(in millions)             2004    2005     2006    2007     2008    Thereafter    Total     value
-----------------------   ----   ------   -----   -----   -------   ----------   -------   -------
Fixed-rate debt           $ --   $  4.4   $  --    $ --   $ 227.5    $ 407.0     $ 638.9   $ 761.0
  Average interest rate     --     5.25%     --      --      8.22%      4.42%
                          ====   ======   =====   =====   =======   ==========   =======   =======

FOREIGN EXCHANGE RATES

Revenue, operating expenses, assets and liabilities of our Canadian and Mexican subsidiaries are denominated in local currencies, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not material to our consolidated financial position or results of operations.

FUEL PRICE VOLATILITY

Yellow Transportation, Roadway Express and New Penn currently have effective fuel surcharge programs in place. As discussed under the Yellow Transportation Results of Operations, these programs are well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average, national diesel fuel prices and is reset weekly, our exposure to fuel price volatility is significantly reduced.

Item 8. Financial Statements and Supplementary Data

                           CONSOLIDATED BALANCE SHEETS
                   Yellow Roadway Corporation and Subsidiaries

                                                                December 31,   December 31,
(in thousands except per share data)                                2003          2002
-------------------------------------------------------------   ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                     $    75,166    $    28,714
  Accounts receivable, less allowances of $20,839 and $15,731       699,142        327,913
  Fuel and operating supplies                                        16,452         11,039
  Deferred income taxes, net                                         23,614             --
  Prepaid expenses                                                   70,062         57,687
                                                                -----------    -----------
    Total current assets                                            884,436        425,353
                                                                -----------    -----------
Property and Equipment:
  Land                                                              351,969         93,783
  Structures                                                        906,434        516,006
  Revenue equipment                                                 968,742        825,606
  Technology equipment and software                                 154,688        141,723
  Other                                                             156,781        101,978
                                                                -----------    -----------
                                                                  2,538,614      1,679,096
  Less - accumulated depreciation                                (1,135,346)    (1,114,120)
                                                                -----------    -----------
    Net property and equipment                                    1,403,268        564,976
                                                                -----------    -----------
Goodwill                                                            617,313         20,491
Intangibles                                                         467,114          7,696
Other assets                                                         91,098         24,469
                                                                -----------    -----------
    TOTAL ASSETS                                                $ 3,463,229    $ 1,042,985
                                                                ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Checks outstanding in excess of bank balances                 $   101,395    $    63,685
  Accounts payable                                                  158,780         51,304
  Wages, vacations and employees' benefits                          351,287        159,998
  Deferred income taxes, net                                             --         16,751
  Claims and insurance accruals                                     112,005         44,045
  Other current and accrued liabilities                              66,473         40,315
  Asset backed securitization ("ABS") borrowings                     71,500         50,000
  Current maturities of long-term debt                                1,757         24,261
                                                                -----------    -----------
    Total current liabilities                                       863,197        450,359
                                                                -----------    -----------
Other Liabilities:
  Long-term debt, less current portion                              836,082         50,024
  Deferred income taxes, net                                        298,256         25,657
  Claims and other liabilities                                      463,609        156,987
  Commitments and contingencies

Shareholders' Equity:
  Common stock, $1 par value per share - authorized 120,000
    shares, issued 50,146 and 31,825 shares                          50,146         31,825
  Capital surplus                                                   653,739         80,610
  Retained earnings                                                 366,157        325,474
  Accumulated other comprehensive loss                              (23,167)       (35,596)
  Unamortized restricted stock awards                                  (567)        (1,053)
  Treasury stock, at cost (2,359 and 2,244 shares)                  (44,223)       (41,302)
                                                                -----------    -----------
    Total shareholders' equity                                    1,002,085        359,958
                                                                -----------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 3,463,229    $ 1,042,985
                                                                ===========    ===========

The notes to consolidated financial statements are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                   Yellow Roadway Corporation and Subsidiaries
                         For the years ended December 31

(in thousands except per share data)                       2003         2002         2001
-----------------------------------------------------   ----------   ----------   ----------
OPERATING REVENUE                                       $3,068,616   $2,624,148   $2,505,070
                                                        ----------   ----------   ----------

OPERATING EXPENSES:
  Salaries, wages and employees' benefits                1,970,440    1,717,382    1,638,662
  Operating expenses and supplies                          449,825      385,522      398,054
  Operating taxes and licenses                              83,548       75,737       75,637
  Claims and insurance                                      67,670       57,197       56,999
  Depreciation and amortization                             87,398       79,334       76,977
  Purchased transportation                                 318,176      253,677      215,131
  Losses (gains) on property disposals, net                   (167)         425         (186)
  Acquisition, spin-off and reorganization charges           3,124        8,010        5,601
                                                        ----------   ----------   ----------
    Total operating expenses                             2,980,014    2,577,284    2,466,875
                                                        ----------   ----------   ----------
      Operating income                                      88,602       46,864       38,195
                                                        ----------   ----------   ----------

NONOPERATING (INCOME) EXPENSES:
  Interest expense                                          20,606        7,211        8,437
  ABS facility charges                                          --        2,576        7,996
  Interest income                                           (1,706)        (843)      (1,198)
  Loss on equity method investment                              --           --        5,741
  Other                                                      2,888          334         (140)
                                                        ----------   ----------   ----------
    Nonoperating expenses, net                              21,788        9,278       20,836
                                                        ----------   ----------   ----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES       66,814       37,586       17,359
Income Tax Provision                                        26,131       13,613        6,770
                                                        ----------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS                           40,683       23,973       10,589
Income (loss) from discontinued operations, net                 --     (117,875)       4,712
                                                        ----------   ----------   ----------
NET INCOME (LOSS)                                       $   40,683   $  (93,902)  $   15,301
                                                        ----------   ----------   ----------

AVERAGE COMMON SHARES OUTSTANDING - BASIC                   30,370       28,004       24,376

AVERAGE COMMON SHARES OUTSTANDING - DILUTED                 30,655       28,371       24,679

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations                       $     1.34   $     0.86   $     0.44
Income (loss) from discontinued operations                      --        (4.21)        0.19
                                                        ----------   ----------   ----------
Net income (loss)                                       $     1.34   $    (3.35)  $     0.63
                                                        ----------   ----------   ----------

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations                       $     1.33   $     0.84   $     0.43
Income (loss) from discontinued operations                      --        (4.15)        0.19
                                                        ----------   ----------   ----------
Net income (loss)                                       $     1.33   $    (3.31)  $     0.62
                                                        ==========   ==========   ==========

The notes to consolidated financial statements are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                   Yellow Roadway Corporation and Subsidiaries
                         For the years ended December 31

(in thousands except per share data)                              2003         2002       2001
-------------------------------------------------------------   ---------   ---------   ---------
OPERATING ACTIVITIES:
Net income (loss)                                               $  40,683   $ (93,902)  $  15,301
Noncash items included in net income (loss):
  Depreciation and amortization                                    87,398      79,334      76,977
  Loss (income) from discontinued operations                           --     117,875      (4,712)
  Loss on equity method investment                                     --          --       5,741
  Deferred income tax provision, net                               25,767       1,449      16,746
  Losses (gains) on property disposals, net                          (167)        425        (186)
Changes in assets and liabilities, net:
  Accounts receivable                                              (7,430)    (49,633)     44,041
  Accounts receivable securitizations                                  --     (91,500)    (35,500)
  Accounts payable                                                 21,294       5,928     (13,704)
  Other working capital items                                     (40,053)     38,468     (97,532)
  Claims and other                                                 23,189      14,386      (3,742)
  Other                                                             5,055       2,978       8,759
Net change in operating activities of discontinued operations          --      17,250      76,106
                                                                ---------   ---------   ---------
  NET CASH FROM OPERATING ACTIVITIES                              155,736      43,058      88,295
                                                                ---------   ---------   ---------

INVESTING ACTIVITIES:
Acquisition of property and equipment                            (103,327)    (86,337)    (88,022)
Proceeds from disposal of property and equipment                    4,193       3,507       6,587
Acquisition of companies                                         (513,338)    (18,042)    (14,300)
Other                                                                  --          --      (5,830)
Net capital expenditures of discontinued operations                    --     (24,372)    (19,619)
                                                                ---------   ---------   ---------
  NET CASH USED IN INVESTING ACTIVITIES                          (612,472)   (125,244)   (121,184)
                                                                ---------   ---------   ---------

FINANCING ACTIVITIES:
Unsecured bank credit lines, net                                       --     (85,000)     25,000
Senior secured credit facility                                    175,000          --          --
ABS borrowings, net                                                21,500          --          --
Issuance of long-term debt                                        400,000          --          --
Debt issuance costs                                               (34,734)         --          --
Repayment of long-term debt                                       (60,342)    (44,600)    (10,412)
Proceeds from issuance of common stock                                 --      93,792          --
Dividend from subsidiary upon spin-off                                 --     113,790          --
Treasury stock purchases                                           (2,921)         --          --
Proceeds from exercise of stock options                             4,685      13,704      16,638
                                                                ---------   ---------   ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                       503,188      91,686      31,226
                                                                ---------   ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               46,452       9,500      (1,663)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       28,714      19,214      20,877
                                                                ---------   ---------   ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $  75,166   $  28,714   $  19,214
                                                                ---------   ---------   ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net                                          $  15,957   $   8,272   $   5,268
Interest paid                                                      13,498      11,518      16,628
Issuance of common stock for Roadway acquisition                  583,883          --          --
                                                                =========   =========   =========

The notes to consolidated financial statements are an integral part of these statements.

                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                   Yellow Roadway Corporation and Subsidiaries
                         For the years ended December 31

(in thousands except per share data)                     2003        2002         2001
---------------------------------------------------   ----------   ---------   ---------
COMMON STOCK
Beginning balance                                     $   31,825   $  31,028   $  29,959
Exercise of stock options                                    279         737       1,063
Issuance of common stock for Roadway acquisition          18,038          --          --
Other                                                          4          60           6
                                                      ----------   ---------   ---------
  Ending balance                                          50,146      31,825      31,028
                                                      ----------   ---------   ---------

CAPITAL SURPLUS
Beginning balance                                         80,610      41,689      23,304
Exercise of stock options, including tax benefits          5,749      15,296      18,286
Stock issued for Roadway acquisition                     565,845          --          --
Equity offering and other                                  1,535      23,625          99
                                                      ----------   ---------   ---------
  Ending balance                                         653,739      80,610      41,689
                                                      ----------   ---------   ---------

RETAINED EARNINGS
Beginning balance                                        325,474     537,496     522,195
Stock dividend to SCST shareholders                           --    (118,120)         --
Net income (loss)                                         40,683     (93,902)     15,301
                                                      ----------   ---------   ---------
  Ending balance                                         366,157     325,474     537,496
                                                      ----------   ---------   ---------

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance                                        (35,596)     (6,252)     (2,710)
Changes in minimum pension liability adjustment           10,548     (30,848)         --
Changes in foreign currency translation adjustments          386          73        (616)
Changes in the fair value of interest rate swaps           1,495       1,431      (2,926)
                                                      ----------   ---------   ---------
  Ending balance                                         (23,167)    (35,596)     (6,252)
                                                      ----------   ---------   ---------

UNAMORTIZED RESTRICTED STOCK AWARDS
Beginning balance                                         (1,053)         --          --
Issuance of restricted stock awards                           --      (1,458)         --
Amortization of restricted stock awards                      486         405          --
                                                      ----------   ---------   ---------
  Ending balance                                            (567)     (1,053)         --
                                                      ----------   ---------   ---------

TREASURY STOCK, AT COST
Beginning balance                                        (41,302)   (112,972)   (112,972)
Treasury stock purchases                                  (2,921)         --          --
Equity offering - reissuance of treasury stock                --      71,670          --
                                                      ----------   ---------   ---------
  Ending balance                                         (44,223)    (41,302)   (112,972)
                                                      ----------   ---------   ---------
TOTAL SHAREHOLDERS' EQUITY                            $1,002,085   $ 359,958   $ 490,989
                                                      ==========   =========   =========

The notes to consolidated financial statements are an integral part of these statements.

                       STATEMENTS OF COMPREHENSIVE INCOME
                   Yellow Roadway Corporation and Subsidiaries
                         For the years ended December 31

 (in thousands except per share data)                      2003       2002       2001
------------------------------------------------------   -------   ---------   -------
 Net income (loss)                                       $40,683   $ (93,902)  $15,301
 Other comprehensive income (loss), net of tax:
   Changes in minimum pension liability adjustment        10,548     (30,848)       --
   Changes in foreign currency translation adjustments       386          73      (616)
   Changes in the fair value of interest rate swaps        1,495       1,431    (2,926)
                                                         -------   ---------   -------
     COMPREHENSIVE INCOME (LOSS)                         $53,112   $(123,246)  $11,759
                                                         =======   =========   =======

The notes to consolidated financial statements are an integral part of these statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Yellow Roadway Corporation and Subsidiaries

DESCRIPTION OF BUSINESS

Yellow Roadway Corporation (also referred to as "Yellow Roadway," "Yellow," "we" or "our"), a Fortune 500 company and one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of asset and non-asset-based transportation services. Yellow Technologies, Inc., a captive corporate resource, provides innovative technology solutions and services exclusively for Yellow Roadway companies. Our operating subsidiaries include the following:

      - Yellow Transportation, Inc. ("Yellow Transportation") is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. Approximately 40 percent of Yellow Transportation shipments are completed in two days or less.

      - Roadway Express, Inc. ("Roadway Express") is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through decentralized management and customer facing organizations. Approximately 30 percent of Roadway Express shipments are completed in two days or less. Roadway Express owns 100 percent of Reimer Express Lines Ltd. ("Reimer") located in Canada that specializes in shipments into, across and out of Canada.

      - Roadway Next Day Corporation is a holding company focused on business opportunities in the regional and next-day delivery lanes. Roadway Next Day Corporation owns 100 percent of New Penn Motor Express, Inc. ("New Penn"), which provides superior quality regional, next-day ground services through a network of facilities located in the Northeastern United States ("U.S."), Quebec, Canada and Puerto Rico.

      - Meridian IQ, Inc. ("Meridian IQ") is a non-asset-based global transportation management company that plans and coordinates the movement of goods throughout the world, providing customers a quick return on investment, more efficient supply-chain processes and a single source for transportation management solutions.

On December 11, 2003, Yellow Corporation completed the acquisition of Roadway Corporation. The combined company was renamed Yellow Roadway Corporation. Roadway Corporation was merged with and into Roadway LLC, a newly formed limited liability company and a wholly owned subsidiary of Yellow Roadway. Consideration for the acquisition included $494 million in cash and 18.0 million shares of Yellow Roadway common stock, based on an exchange ratio of 1.752 and an average price per share of $31.51, for a total purchase price of $1.1 billion. The purchase price also included approximately $19 million for investment banking, legal and accounting fees that Yellow Roadway incurred to consummate the acquisition, resulting in total cash consideration of $513 million. Roadway LLC principal subsidiaries include Roadway Express and Roadway Next Day Corporation. The operations of Roadway LLC are included in our consolidated results of operations and cash flows from the date of acquisition through December 31, 2003 and in our consolidated balance sheet as of the year ended December 31, 2003.

On September 30, 2002, Yellow completed the 100 percent distribution ("the spin-off") of all of its shares of SCS Transportation, Inc. ("SCST") to Yellow shareholders. Shares were distributed on the basis of one share of SCST common stock for every two shares of Yellow common stock. As a result of the spin-off, our financial statements reflect SCST as discontinued operations for the periods prior to the spin-off.

PRINCIPLES OF CONSOLIDATION AND SUMMARY OF ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Yellow Roadway Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Management makes estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates.

Accounting policies refer to specific accounting principles and the methods of applying those principles to fairly present our financial position and results of operations in accordance with generally accepted accounting principles. The policies discussed below include those that management has determined to be the most appropriate in preparing our financial statements and are not discussed in a separate note.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include demand deposits and highly liquid investments purchased with maturities of three months or less.

CONCENTRATION OF CREDIT RISKS

We sell services and extend credit based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. We monitor our exposure for credit losses and maintain allowances for anticipated losses.

REVENUE RECOGNITION

For shipments in transit, Yellow Transportation, Roadway Express and New Penn record revenue based on the percentage of service completed as of the period end and accrue delivery costs as incurred. In addition, Yellow Transportation, Roadway Express and New Penn recognize revenue on a gross basis since the entities are the primary obligors even when they use other transportation service providers who act on their behalf. Yellow Transportation, Roadway Express and New Penn remain responsible to their customers for complete and proper shipment, including the risk of physical loss or damage of the goods and cargo claims issues. Meridian IQ recognizes revenue upon the completion of services. In certain logistics transactions where Meridian IQ acts as an agent, revenue is recorded on a net basis. Net revenue represents revenue charged to customers less third party transportation costs. Where Meridian IQ acts as principal, it records revenue from these transactions on a gross basis, without deducting transportation costs. Management believes these policies most accurately reflect revenue as earned.

FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximates their fair value due to the short-term nature of these instruments.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("Statement No. 133"). As a result of the adoption of Statement No. 133, we recognize all derivative financial instruments as either assets or liabilities at their fair value. In December 2000, we entered into a three-year interest rate swap agreement ("the swap") to hedge a portion of our variable rate debt, and in December 2003 the swap expired. As a result of the swap, we recorded a $12 thousand gain in 2003, a $22 thousand gain in 2002 and a $34 thousand loss in 2001 in other net nonoperating expense representing the ineffectiveness of the correlation between the hedge and the ABS financing rate. At December 31, 2002, accumulated other comprehensive loss included a $1.5 million unrealized loss on the interest rate contract. We recognized the differential paid under the contract designated as a hedge as adjustments to interest expense. These adjustments approximated $2.4 million in 2003, $2.1 million in 2002 and $0.8 million in 2001 in additional interest expense.

CLAIMS AND INSURANCE ACCRUALS

Claims and insurance accruals, both current and long-term, reflect the estimated cost of claims for workers' compensation, cargo loss and damage, and property damage and liability that insurance does not cover. We include these costs in "claims and insurance" expense except for workers' compensation, which is included in "salaries, wages, and employees' benefits."

We base reserves for workers' compensation and property damage and liability claims primarily upon actuarial analyses prepared by independent actuaries. These reserves are discounted to present value using a risk-free rate at the date of occurrence. The risk-free rate is the U.S. Treasury rate for maturities that match the expected payout of such claims. The process of determining reserve requirements utilizes historical trends and involves an evaluation of accident frequency and severity, claims management, changes in health care costs, and certain future administrative costs. Through 2003, Yellow Transportation internally managed the administrative portion of claims handling for self-insurance on workers' compensation and property damage and liability claims. As a result of an initiative to begin outsourcing these functions, we recorded a one-time charge in 2003 of $14.6 million for the liability associated with future claims handling costs related to existing claims. The effect of future inflation for costs is implicitly considered in the actuarial analyses. Adjustments to previously established reserves are included in operating results. At December 31, 2003 and 2002, estimated future payments related to these claims aggregated $336.8 million and $126.0 million, respectively. The present value of these estimated future payments was $279.2 million at December 31, 2003 and $103.8 million at December 31, 2002. The significant increase in claims and insurance from 2002 to 2003 resulted primarily from the inclusion of Roadway Express and New Penn in 2003.

STOCK-BASED COMPENSATION

Yellow Roadway has various stock-based employee compensation plans, which are described more fully in the Stock Compensation Plans note. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). We do not reflect compensation costs in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Option Value Information

We estimated the pro forma calculations in the table below using the Black-Scholes option pricing model with the following weighted average assumptions:

                                    2003    2002    2001
                                   -----   -----   -----
 Dividend yield                       --%     --%     --%
 Expected volatility                46.7%   39.0%   36.8%
 Risk-free interest rate             1.9%    2.6%    4.2%
 Expected option life (years)          3       3       3
 Fair value per option             $8.41   $7.81   $6.04
                                   =====   =====   =====

Pro Forma Information

The following table illustrates the effect on income from continuing operations, net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("Statement No. 123").

 (in thousands except per share data)                        2003       2002      2001
---------------------------------------------------------   -------   --------   -------
 Net income (loss) - as reported                            $40,683   $(93,902)  $15,301
 Less: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                (2,051)    (1,364)   (2,141)
                                                            -------   --------   -------
 Pro forma net income (loss)                                $38,632   $(95,266)  $13,160
                                                            -------   --------   -------

 Basic earnings (loss) per share
   Income from continuing operations - as reported          $  1.34   $   0.86   $  0.44
   Income from continuing operations - pro forma               1.27       0.81      0.35
   Net income (loss) - as reported                             1.34      (3.35)     0.63
   Net income (loss) - pro forma                               1.27      (3.40)     0.54

 Diluted earnings (loss) per share:
   Income from continuing operations - as reported          $  1.33   $   0.84   $  0.43
   Income from continuing operations - pro forma               1.26       0.79      0.34
   Net income (loss) - as reported                             1.33      (3.31)     0.62
   Net income (loss) - pro forma                               1.26      (3.36)     0.53
                                                            =======   ========   =======

PROPERTY AND EQUIPMENT

Yellow Roadway carries property and equipment at cost less accumulated depreciation. We compute depreciation using the straight-line method based on the following service lives:

                                         Years
                                        -------
 Structures                             10 - 40
 Revenue equipment                       5 - 14
 Technology equipment and software       3 - 5
 Other                                   3 - 10
                                        =======

We charge maintenance and repairs to expense as incurred, and capitalize replacements and improvements when these costs extend the useful life of the asset.

Our investment in technology equipment and software consists primarily of advanced customer service and freight management equipment and related software. We capitalize certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software, payroll, and payroll-related costs for employees directly associated with the project. For the years ended December 31, 2003, 2002, and 2001, we capitalized $3.3 million, $1.3 million, and $2.2 million, respectively, which were primarily payroll and payroll-related costs.

For the years ended December 31, 2003, 2002, and 2001, depreciation expense was $85.8 million, $78.9 million, and $77.0 million, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

If facts and circumstances indicate that the carrying value of identifiable amortizable intangibles and property, plant and equipment may be impaired, we would perform an evaluation of recoverability in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If an evaluation were required, we would compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down is required.

ACQUISITION, SPIN-OFF AND REORGANIZATION CHARGES

Acquisition charges of $3.1 million in 2003 related mostly to marketing and promotional expenses primarily for the acquisition of Roadway Corporation. Spin-off charges of $6.9 million in 2002 included bank fees and external legal and accounting services due to the spin-off of SCST. Reorganization costs of $1.0 million in 2002 and $4.9 million in 2001 were primarily associated with the reorganization of Yellow Transportation and Transportation.com. These charges included employee separation, lease termination and rent costs.

RECLASSIFICATIONS

Yellow Roadway has made certain reclassifications to the prior year consolidated financial statements to conform to the current presentation.

PREFERRED STOCK

Our Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 5 million shares of preferred stock with a $1 par value per share. As of December 31, 2003, none of these shares have been issued.

ACQUISITIONS

In accordance with SFAS No. 141, Business Combinations ("Statement No. 141"), Yellow Roadway allocates the purchase price of its acquisitions to the tangible and intangible assets and liabilities of the acquired entity based on their fair values. We record the excess purchase price over the fair values as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("Statement No. 142"), goodwill and intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets' fair value. Intangible assets with estimatable useful lives are amortized on a straight-line basis over their respective useful lives.

ROADWAY CORPORATION

On December 11, 2003, Yellow Corporation completed the acquisition of Roadway Corporation ("Roadway") and all of its outstanding stock in approximately a half cash, half stock transaction. As part of the transaction, we changed our name to Yellow Roadway Corporation. In addition, Roadway Corporation became Roadway LLC and a wholly owned subsidiary of Yellow Roadway. Principal operating subsidiaries of Roadway LLC include Roadway Express and New Penn. Roadway Express is a leading transporter of industrial, commercial and retail goods in the two- to five-day regional and long-haul markets. New Penn is a next-day, ground, less-than-truckload carrier of general commodities. The acquisition now provides us with the increased scale, strong financial base and market reach that are necessary to increase shareholder value and enhance customer service. It also has the potential to accelerate our strategy of offering a broader range of services for business-to-business transportation decision makers.

Consideration for the acquisition included $494 million in cash and 18.0 million shares of Yellow Roadway common stock, based on an exchange ratio of 1.752 and an average price per share of $31.51, for a total purchase price of $1.1 billion. The purchase price also included approximately $19 million for investment banking, legal and accounting fees that Yellow Roadway incurred to consummate the acquisition, resulting in total cash consideration of $513 million. In addition, by virtue of the merger, Roadway LLC assumed $225.0 million of principal senior notes with a fair value of $248.9 million and acquired available cash of $106.3 million. The cash portion of the purchase price was funded primarily through a term loan of $175 million under our new credit facility, a private placement of $250 million of 5.0 percent contingent convertible senior notes due 2023 and a private placement of $150 million of
3.375 percent contingent convertible senior notes due 2023. The 18.0 million common shares we issued were valued based on the simple average of the daily opening and closing trade prices for the period December 9 through December 15, 2003, which represents two days prior and after the date the price was fixed under the terms of the merger agreement.

Prior to the acquisition, Roadway had agreements in place with key management personnel that would require Roadway to pay specific amounts to those individuals upon a change in control of the entity. On December 11, 2003, in conjunction with the closing of the transaction, Roadway paid $15.9 million to the individuals covered by the agreement that would not be joining the new Yellow Roadway organization. This amount was expensed in the pre-acquisition financial statements of Roadway Corporation. The remaining amount covered under the agreement of $10.6 million was placed in a trust account for possible payment to the three individuals that remain Roadway employees. If any of these individuals are terminated within two years and the applicable conditions of their respective agreements are met, they would receive the agreed to payments, and we would recognize an expense for those payments at the time of the triggering event. If termination does not occur within two years, the funds will be released from restriction and reclassified from a long-term asset to cash on our Consolidated Balance Sheet.

In accordance with Statement No. 141, we included the results of Roadway LLC and its operating subsidiaries in our Statements of Consolidated Operations and Statements of Consolidated Cash Flows from the date of acquisition through December 31, 2003. Our Consolidated Balance Sheet as of December 31, 2003 includes Roadway LLC and its operating subsidiaries after valuing the tangible and intangible assets and liabilities at their fair values.

Based on an independent valuation prepared using estimates and assumptions provided by management, we allocated the total purchase price of approximately $1.1 billion at the date of acquisition as follows:

 (in thousands)                    December 11, 2003
------------------------------     -----------------
 Cash and cash equivalents            $  106,307
 Accounts receivable                     373,695
 Other current assets                     36,202
 Property, plant and equipment           823,443
 Other long-term assets                   32,436
 Intangible assets                       461,300
 Goodwill                                597,070
 Accounts payable                       (127,148)
 Other current liabilities              (406,382)
 Long-term debt                         (249,165)
 Deferred income taxes, net             (214,542)
 Other long-term liabilities            (335,995)
                                      ----------
 Total purchase price                 $1,097,221
                                      ==========

As the Roadway acquisition occurred in December 2003, the allocation of the purchase price included in the December 31, 2003 Consolidated Balance Sheet is preliminary and subject to refinement. Although we do not expect any subsequent changes to have a material impact on our results of operations or amounts allocated to goodwill, such changes could result in material adjustments to the preliminary purchase allocation. The most significant pending items include the following: finalization of independent asset valuation for the Roadway tangible and intangible assets including associated remaining lives; completion of all direct costs associated with the acquisition; updating Roadway personnel information used to calculate the pension benefit obligation; determination of the fair value of tax-related contingencies; calculation of an estimate for certain contractual obligations; and numerous other refinements. We expect substantially all of the above refinements will be completed by the end of second quarter 2004.

Intangible Assets

Of the $461.3 million allocated to intangible assets, $333.5 million was assigned to the Roadway and New Penn trade names which are not subject to amortization. Of the remaining value, $111.8 million and $16.0 million were assigned to customer relationships and software related assets, respectively. We assigned the customer relationships and software assets a weighted average life of 16.5 years and 3 years, respectively.

Goodwill

In considering the acquisition of Roadway, we based our proposed purchase price on the increased value that the combined Yellow Roadway organization could provide to its investors, customers and employees. This value can be attributed to our increased scale and ability to compete in a highly competitive domestic and global transportation marketplace, the reputation and recognition of the distinct brands, and the service capabilities and technologies of both companies. We recorded $597.0 million in goodwill as part of the acquisition, allocating $474.7 million to Roadway Express and $122.3 million to New Penn. Of the total goodwill recorded, the amount that may be deductible for tax purposes is not material to our results of operations.

Pro Forma Results

The following unaudited pro forma financial information presents the combined results of operations of Yellow Roadway as if the acquisition had occurred as of the beginning of the years presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of Yellow Roadway that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of Yellow Roadway. Summarized unaudited pro forma results were as follows for the years ended December 31:

 (in thousands except per share data)     2003         2002
-------------------------------------  ----------   ----------
 Operating revenue                     $6,120,835   $5,637,924
 Income from continuing operations         38,127       43,597
 Net income (loss)                         37,972      (70,496)
 Diluted earnings (loss) per share:
   Income from continuing operations         0.79         0.94
   Net income (loss)                         0.79        (1.51)
                                       ==========   ==========

GPS LOGISTICS, INC.

In August 2003, a subsidiary of Meridian IQ, Yellow Global, LLC, acquired certain U.S. assets of GPS Logistics, a global logistics provider. Yellow Global, LLC was then renamed Yellow GPS, LLC ("Yellow GPS"). In exchange for the acquisition, Yellow GPS assumed certain of GPS Logistics customer, lease and other obligations and became obligated to pay GPS Logistics earnout payments if certain financial targets for the combined business of Yellow GPS are met. There was no net cash consideration paid in the transaction. In addition, Yellow GPS received a call option to purchase the stock of each of GPS Logistics (E.U.) Ltd., the related United Kingdom ("U.K.") operations of GPS Logistics, and GPS Logistics Group Ltd., the related Asian operations of GPS Logistics. If Yellow GPS does not exercise the Asian option, it would be required to pay a deferred option price to the shareholders of GPS Logistics Group Ltd. In February 2004, Yellow GPS exercised and closed its option to purchase GPS Logistics (E.U.) Ltd. Yellow GPS made a payment of $7.6 million, which is subject to upward and downward adjustment based on the financial performance of the U.K. business. The acquisition will be reflected in our first quarter 2004 results.

CLICKLOGISTICS, INC. AND MEGASYS, INC.

In the third quarter of 2002, Meridian IQ acquired selected assets, consisting primarily of customer contracts, of Clicklogistics, Inc. ("Clicklogistics") for nominal cash consideration. Clicklogistics provided non-asset transportation and logistics management services. In that same period, Meridian IQ completed the acquisition of MegaSys, Inc. ("MegaSys"), a Greenwood, Indiana based provider of non-asset transportation and logistics management services, for approximately $17 million. The acquisition price primarily related to $9.3 million of goodwill and $7.1 million of identifiable intangible assets. As part of the acquisition, Meridian IQ negotiated an earnout arrangement, which provided for contingent consideration to be paid by Meridian IQ upon MegaSys generating cash flow levels in excess of an established rate of return through December 31, 2005. In the first quarter of 2004, the earnout arrangement was terminated; earnout payments to date were not material to our results of operations. We believe these acquisitions support our strategy to grow our non-asset-based business and be a single-source transportation provider.

TRANSPORTATION.COM

In September 2001, we completed the acquisition of the remaining ownership in Transportation.com from our venture capital partners. The cash purchase price of approximately $14.3 million was allocated to goodwill of $10.6 million, tax benefit receivable of $4.0 million and miscellaneous assets and liabilities of $(0.3) million. As of the acquisition date, Transportation.com, as well as our other non-asset-based services, have been consolidated under Meridian IQ. The purchase agreements provide for material contingent payments to be paid to the sellers in the event of a public offering of Meridian IQ on or before August 2006. We have no current plans for a public offering of Meridian IQ. Prior to the acquisition date, we accounted for our ownership interest under the equity method of accounting due to substantive participating rights of the minority investors. The loss on our investment of $5.7 million in 2001 was recorded in nonoperating expense.

GOODWILL AND INTANGIBLES

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Prior to the adoption on January 1, 2002 of Statement No. 142, we amortized goodwill over the estimated period of benefit on a straight-line basis over periods ranging from 20 to 40 years, and we reviewed goodwill for impairment under the policy for other long-lived assets. Since the adoption of Statement No. 142, we discontinued amortization of goodwill and review goodwill at least annually for impairment based on a fair value approach. Meridian IQ has not amortized goodwill in accordance with the provisions of Statement No. 142. Therefore, income from continuing operations does not include goodwill amortization for any period presented.

The following table shows the amount of goodwill attributable to each segment with goodwill balances and changes therein:

                                                 Foreign Equity
                                                  Translation
                   December 31,                   Adjustments/    December 31,
 (in thousands)       2002        Acquisitions      Reclasses         2003
----------------   ------------   ------------   --------------   ------------
 Roadway Express     $    --        $474,738          $(225)        $474,513
 New Penn                 --         122,332             --          122,332
 Meridian IQ          20,491              --            (23)          20,468
                     -------        --------          -----         --------
 Goodwill            $20,491        $597,070          $(248)        $617,313
                     =======        ========          =====         ========

The components of amortizable intangible assets are as follows:

                                   December 31, 2003        December 31, 2002
                     Weighted   -----------------------   -----------------------
                     Average     Gross                     Gross
                      Life      Carrying   Accumulated    Carrying   Accumulated
 (in thousands)      (years)     Amount    Amortization    Amount    Amortization
------------------   --------   --------   ------------   --------   ------------
 Customer related      16.5     $117,422      $1,350       $5,622       $355
 Marketing related        6          723         159          700         42
 Technology based         3       17,061         635        1,061        140
                                --------      ------       ------       ----
 Intangible assets              $135,206      $2,144       $7,383       $537
                                ========      ======       ======       ====

Total marketing related intangible assets with indefinite lives were $334.1 million and $0.9 million for the years ended December 31, 2003 and 2002, respectively. These intangible assets are not subject to amortization. The gross carrying amount of intangibles at December 31, 2003 included approximately $461.0 million of Roadway LLC assets and the related accumulated amortization of $0.6 million. Roadway-related intangibles were not reflected in the December 31, 2002 balances.

Amortization expense for intangible assets, as reflected in income from continuing operations, was $1.6 million for the year ending December 31, 2003. Estimated amortization expense for the next five years is as follows:

 (in thousands)                    2004      2005       2006     2007     2008
-------------------------------   -------   -------   -------   ------   ------
 Estimated amortization expense   $13,048   $12,965   $12,581   $7,373   $7,271
                                  =======   =======   =======   ======   ======

The increase in amortization expense from prior years relates primarily to the addition of the Roadway LLC intangible assets as discussed above.

EMPLOYEE BENEFITS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Qualified and Nonqualified Defined Benefit Pension Plans

With the exception of Meridian IQ, New Penn and Reimer, Yellow Roadway and its operating subsidiaries sponsor qualified and nonqualified defined benefit pension plans for most employees not covered by collective bargaining agreements (approximately 10,000 employees). Qualified and nonqualified pension benefits are based on years of service and the employees' covered earnings. Employees covered by collective bargaining agreements participate in various multi-employer pension plans to which Yellow Roadway contributes, as discussed later in this section. Meridian IQ and New Penn do not offer defined benefit pension plans and instead offer retirement benefits through either contributory 401(k) savings plans or profit sharing plans, as discussed later in this section. Additionally, beginning January 1, 2004, all new nonunion employees and all Meridian IQ employees will participate in a new defined contribution retirement plan. The existing Yellow Roadway defined benefit pension plans will be closed to new participants.

Our funding policy is to target contributions at the minimum required tax-deductible contribution for the year while taking into consideration each plan's funded status, any variable Pension Benefit Guarantee Corporation premiums and the outlooks for required funding. Our actuarial valuation measurement date for our principal pension plans and postretirement benefit plan is December 31.

Other Postretirement Benefit Plan

Roadway LLC sponsors a postretirement healthcare benefit plan that covers nonunion employees of Roadway hired before February 1, 1997. Health care benefits under this plan end when the participant attains age 65.

Definitions

We have defined the following terms to provide a better understanding of our pension and other postretirement benefits:

Projected benefit obligation: The projected benefit obligation is the present value of future benefits to employees attributed to service as of the measurement date, including assumed salary increases.

Plan assets: Represents the assets currently invested in the plans. Assets used in calculating the funded status are measured at the current market value at December 31.

Funded status: The funded status represents the difference between the projected benefit obligation and the market value of the assets.

Net amount recognized: The net amount recognized represents the amount accrued by Yellow Roadway for pension costs.

Unfunded accumulated benefit obligation: The accumulated benefit obligation is the present value of future benefits attributed to service as of the measurement date, assuming no future salary growth. The unfunded accumulated benefit obligation represents the difference between the accumulated benefit obligation and the fair market value of the assets.

Accumulated postretirement benefit obligation: The accumulated postretirement benefit obligation is the present value of other postretirement benefits to employees attributed to service as of the measurement date.

Funded Status

The following table sets forth the plans' funded status:

                                                                           Other
                                                                       Postretirement
                                                 Pension Benefits        Benefits(a)
                                               ---------------------   --------------
 (in thousands)                                   2003       2002           2003
--------------------------------------------   ---------   ---------   --------------
 CHANGE IN BENEFIT OBLIGATION:
 Benefit obligation at prior year end          $ 417,703   $ 356,035      $     --
 Service cost                                     17,356      15,772           109
 Interest cost                                    27,854      25,595           169
 Plan amendment                                      136         907            --
 Benefits paid                                   (17,606)    (11,512)         (136)
 Foreign exchange rate loss                          576          --            --
 Acquisition of Roadway                          457,181          --        52,934
 Actuarial loss                                   12,039      30,906            --
                                               ---------   ---------      --------
 Benefit obligation at year end                $ 915,239   $ 417,703      $ 53,076
                                               =========   =========      ========
 CHANGE IN PLAN ASSETS:
 Fair value of plan assets at prior year end   $ 248,721   $ 274,602      $     --
 Actual return on plan assets                     66,623     (26,381)           --
 Employer contributions                           35,552      12,012           134
 Benefits paid                                   (17,606)    (11,512)         (134)
 Foreign exchange rate loss                          795          --            --
 Acquisition of Roadway                          280,601          --            --
                                               ---------   ---------      --------
 Fair value of plan assets at year end         $ 614,686   $ 248,721      $     --
                                               =========   =========      ========
 FUNDED STATUS:
 Funded status                                 $(300,553)  $(168,982)     $(53,076)
 Unrecognized transition assets                       --      (1,344)           --
 Unrecognized prior service cost                  12,336      13,579            --
 Unrecognized net actuarial (gain)/loss           94,177     121,850            (2)
                                               ---------   ---------      --------
 Net amount recognized                         $(194,040)  $ (34,897)     $(53,078)
                                               =========   =========      ========

(a) Other postretirement benefits are shown for the period from the date of the Roadway acquisition through December 31, 2003. Prior to the acquisition we did not provide these benefits.

Benefit Plan Obligations

Amounts recognized for the benefit plan liabilities in the Consolidated Balance Sheets at December 31 are as follows:

                                                                             Other
                                                                         Postretirement
                                                   Pension Benefits         Benefits
                                                 ---------------------   --------------
 (in thousands)                                    2003        2002           2003
----------------------------------------------   ---------   ---------   --------------
 Prepaid benefit cost                            $   7,146   $   6,019      $    --
 (Accrued) benefit costs                          (246,369)   (102,545)      (53,078)
 Intangible asset                                   12,336      13,579            --
 Accumulated other comprehensive loss (pretax)      32,847      48,050            --
                                                 ---------   ---------      --------
 Net amount recognized                           $(194,040)  $ (34,897)     $(53,078)
                                                 =========   =========      ========

Weighted average actuarial assumptions used to determine benefit obligations at December 31:

                                                                 Other
                                                             Postretirement
                                          Pension Benefits      Benefits
                                          ----------------   --------------
                                            2003   2002          2003
                                            ----   -----     --------------
Discount rate                               6.25%  6.75%         6.25%
Rate of increase in compensation levels     3.87%  4.50%           --
                                            ====   =====         ====

Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

 (in thousands)                     2003       2002
-------------------------------   --------   --------
 Projected benefit obligation     $910,138   $414,029
 Accumulated benefit obligation    769,726    344,015
 Fair value of plan assets         605,896    241,392
                                  ========   ========

Equity adjustment

Increases in our pension benefit obligations combined with market losses in 2002 and 2001 negatively impacted the funded status of our plans and resulted in additional funding requirements and pension expense in 2003. Due to these same factors, we recorded a reduction in shareholders' equity in 2002 of $30.8 million, net of tax of $17.2 million, to reflect the minimum liability associated with the plans. In 2003, we reduced the minimum liability in shareholders' equity by a net $10.5 million, as a result of the additional expense we recognized during the year as well as favorable investment experience in 2003. Our minimum liability reflected in shareholders' equity at December 31, 2003 totals $20.3 million, net of tax of $12.5 million. As we record additional expense and fund the accumulated benefit obligation, we expect the minimum liability reflected in shareholders' equity to decrease. We reflect these adjustments in the table below.

 (in thousands)                                                 2003      2002
-----------------------------------------------------------   --------   -------
 Increase (decrease) in minimum liability included in other
   comprehensive income                                       $(15,203)  $48,050
                                                              --------   -------

Plan assets by category

                     Percentage of Plan Assets
                          at December 31,
 Asset Category           2003     2002
------------------        ----     ----
 Equity securities         67%      65%
 Debt securities           33%      35%
                          ---      ---
      Total               100%     100%
                          ===      ===

Our investment policies are based on target asset allocations. We review our pension portfolio periodically and rebalance when significant differences occur from target. Target asset allocations are as follows:

                           Yellow Plans   Roadway Plans
                           ------------   -------------
 Small-cap U.S. equities      10.0%           12.5%
 Mid-cap U.S. equities          --            12.5%
 Large-cap U.S. equities      40.0%           25.0%
 International equities       15.0%           15.0%
 Fixed-income securities      35.0%           35.0%
                             -----           -----
      Total                  100.0%          100.0%
                             =====           =====

Contributions

We expect to contribute approximately $45 million to our pension plans in 2004.

Pension and Other Postretirement Costs

The components of our net periodic pension cost for the years ended December 31, 2003, 2002 and 2001, and other postretirement costs for the period from date of acquisition through December 31, 2003, were as follows:

                                                                                                      Other
                                                                                                  Postretirement
                                                                         Pension Costs                Costs
                                                                 ------------------------------   --------------
 (in thousands)                                                    2003       2002       2001          2003
--------------------------------------------------------------   --------   --------   --------   --------------
 Service cost                                                    $ 17,356   $ 15,772   $ 14,496        $109
 Interest cost                                                     27,854     25,595     23,427         169
 Expected return on plan assets                                   (28,075)   (25,139)   (21,010)         --
 Amortization of net transition obligation                         (1,344)    (2,380)    (2,384)         --
 Amortization of prior service cost                                 1,379      1,438      1,304          --
 Amortization of net loss                                           2,157         --         --          --
                                                                 --------   --------   --------        ----
 Net periodic pension cost                                       $ 19,327   $ 15,286   $ 15,833        $278
                                                                 ========   ========   ========        ====
 Weighted average assumptions for the years ended December 31:
 Discount rate                                                       6.75%      7.25%      7.50%       6.25%
 Rate of increase in compensation levels                             4.50%      4.50%      4.50%         --
 Expected rate of return on assets                                   9.00%      9.00%      9.00%         --
                                                                 ========   ========   ========        ====

We developed the expected long-term rate of return on assets assumption by considering the historical returns and the future expectations for returns of each asset class, as well as the target asset allocation of the pension portfolio. We believe our 2003 expected rate of return of 9.0 percent accurately represents our investment portfolio that has performed to this level over time. However, given the addition of the Roadway portfolio of assets and in accordance with our policy on establishing the long-term rate of return, we have lowered this rate to 8.75 percent in determining 2004 pension expense.

Other Postretirement Benefit Plans

Assumed health care cost trend rates at December 31, 2003 are as follows:

 Health care cost trend used in the current year                                     11.5%
 Health care cost trend rate assumed for next year                                   10.5%
 Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)    5.0%
 Year that the rate reaches the ultimate trend rate                                   2010
                                                                                      ====

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The policy of Roadway LLC regarding the management of health care costs passes the increase beyond a fixed threshold to the plan participants. As a result, a one-percentage-point increase in the assumed health care cost trend rate would have no effect on the accumulated postretirement benefit obligation or the service and the interest cost components. A one-percentage-point decrease in assumed health care cost trend rates would have the following effects:

 (in thousands)
--------------------------------------------
 Effect on total of service and interest cost  $  618
 Effect on postretirement benefit obligation    5,938
                                               ======

MULTI-EMPLOYER PLANS

Yellow Transportation, Roadway Express and New Penn contribute to multi-employer health, welfare and pension plans for employees covered by collective bargaining agreements (approximately 77 percent of total employees). The largest of these plans, the Central States Southeast and Southwest Areas Pension Plan (the "Central States Plan") provides retirement benefits to approximately 53 percent of our total employees. The amounts of these contributions are determined by contract and established in the agreements. The health and welfare plans provide health care and disability benefits to active employees and retirees. The pension plans provide defined benefits to retired participants. We recognize as net pension cost the required contribution for the period and recognize as a liability any contributions due and unpaid. Yellow Roadway contributed and charged to expense the following amounts to these plans for the years ended December 31:

 (in thousands)         2003       2002       2001
-------------------   --------   --------   --------
 Health and welfare   $195,740   $156,081   $150,012
 Pension               178,614    159,018    157,148
                      --------   --------   --------
 Total                $374,354   $315,099   $307,160
                      ========   ========   ========

Under current legislation regarding multi-employer pension plans, a termination, withdrawal or partial withdrawal from any multi-employer plan in an under-funded status would render us liable for a proportionate share of such multi-employer plans' unfunded vested liabilities. This potential unfunded pension liability also applies to our unionized competitors who contribute to multi-employer plans. Based on the limited information available from plan administrators, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal or termination would be material to our financial position and results of operations. Yellow Transportation, Roadway Express and New Penn have no current intention of taking any action that would subject us to obligations under the legislation.

Yellow Transportation, Roadway Express and New Penn each have collective bargaining agreements with their unions that stipulate the amount of contributions each company must make to union-sponsored, multi-employer pension plans. The Internal Revenue Code and related regulations establish minimum funding requirements for these plans. If any of these plans, including (without limitation) the Central States Plan, fail to meet these requirements and the trustees of these plans are unable to obtain waivers of the requirements from the Internal Revenue Service ("IRS") or reduce pension benefits to a level where the requirements are met, the IRS could impose an excise tax on all employers participating in these plans and require contributions in excess of our contractually agreed upon rates to correct the funding deficiency. If an excise tax were imposed on the participating employers and additional contributions required, it could have a material adverse impact on the financial results of Yellow Roadway.

401(K) SAVINGS PLANS

Yellow Roadway and its operating subsidiaries each sponsor defined contribution plans, primarily for employees not covered by collective bargaining agreements. The plans principally consist of contributory 401(k) savings plans and noncontributory profit sharing plans. Plans provided by Yellow Roadway, the holding company, and Yellow Transportation consist of both a fixed matching percentage and a discretionary amount. The nondiscretionary company match for these plans equals 25 percent of the first six percent of an eligible employee's contributions. In 2004, the nondiscretionary company match for these plans will be equal to 25 percent of the first six percent in cash and 25 percent of the first six percent in Yellow Roadway common stock, for a total match of 50 percent of the first six percent. Discretionary contributions for both the 401(k) savings plan and profit sharing plans are determined annually by the Board of Directors. The 401(k) savings plan offered by Meridian IQ in 2003 provided a fixed matching percentage of 75 percent of the first six percent of an eligible employee's contributions with no option for discretionary contributions. In 2004, Meridian IQ terminated their 401(k) savings plan and going forward will participate in the Yellow Roadway plan. The 401(k) savings plan offered by Roadway Express provides a fixed matching percentage of 100 percent of the first four and a half percent of an eligible employee's contributions. We provide the entire matching component of the Roadway Express plan with Yellow Roadway common stock. Contributions for each of the three years in the period ended December 31, 2003, were not material to our operations.

Our employees covered under collective bargaining agreements can also participate in a contributory 401(k) plan. We do not make employer contributions to the plan on their behalf.

PERFORMANCE INCENTIVE AWARDS

Yellow Roadway and its operating subsidiaries each provide annual performance incentive awards to nonunion employees, which are based primarily on actual operating results achieved compared to targeted operating results. Income from continuing operations in 2003, 2002, and 2001 included performance incentive expense for nonunion employees of $27.6 million, $15.6 million, and $2.9 million, respectively. We pay annual performance incentive awards primarily in the first quarter of the following year.

PERFORMANCE BASED LONG-TERM INCENTIVE PLAN

We implemented a long-term incentive plan in 2002. This plan replaced the use of stock options as the exclusive vehicle for delivering long-term incentive compensation potential to certain executive officers. Awards under the plan can be made in cash and performance share units at the discretion of the Board of Directors. Fifty percent of the awarded performance share units vest three years from the date of grant and the remaining 50 percent vest six years from the date of grant. The plan utilizes a phased implementation schedule that allows for one-third of the typical award in the first year of implementation, two-thirds in the second year, and the full award in the third year. In 2003, award amounts were based on growth in our net operating profit after taxes and return on committed capital compared to the Standard and Poor's Small Cap index (approximately 600 companies). Income from continuing operations in 2003 and 2002 included performance incentive accruals under this plan of $4.9 million and $2.0 million, respectively.

DEBT AND FINANCING

At December 31, total debt consisted of the following in order of seniority:

 (in thousands)                                                            2003       2002
----------------------------------------------------------------------   --------   --------
 ABS borrowings, secured by Yellow Transportation accounts receivable    $ 71,500   $ 50,000
 Term loan, secured by Yellow Roadway assets                              175,000         --
 Senior notes due 2008, secured by certain Roadway LLC assets             248,895         --
 Industrial development bonds, primarily secured by related facilities     13,900     18,900
 Contingent convertible senior notes, unsecured                           400,000         --
 Medium-term notes, unsecured                                                  --     55,250
 Capital leases and other                                                      44        135
                                                                         --------   --------
 Total debt                                                              $909,339   $124,285
 ABS borrowings                                                           (71,500)   (50,000)
 Current maturities                                                        (1,757)   (24,261)
                                                                         --------   --------
 Long-term debt                                                          $836,082   $ 50,024
                                                                         ========   ========

VARIABLE-RATE DEBT

In 2003, Yellow Roadway replaced its previous $300 million unsecured credit agreement, which was set to expire April 2004, with a new $675 million secured credit agreement. The secured credit agreement consists of three parts: a $175 million term loan, a $250 million letters of credit facility and a $250 million revolver loan. As of December 31, 2003, we have borrowed the entire amount of the term loan. We may use the letters of credit facility for issuance of standby letters of credit and the revolver loan for short-term borrowings and additional letters of credit. Interest on borrowings is based on the London inter-bank offer rate ("LIBOR") plus a fixed increment. The credit facility is secured by substantially all of our domestic assets except for those assets securing our ABS facility. Under the terms of the agreement, we must prepare certain reports and meet certain other criteria ("affirmative covenants") and are prohibited from engaging in certain financial activities ("negative covenants"). Certain negative covenants are discussed further in the Commitments, Contingencies and Uncertainties note. At December 31, 2003, we were in compliance with all terms of the credit agreement.

The following table provides a detail of the outstanding components and available unused capacity under the credit agreement:

                                                      December 31,
 (in thousands)                                          2003
--------------                                       ------------
 Total capacity                                       $ 675,000
 Term loan outstanding                                 (175,000)
 Letters of credit facility outstanding                (250,000) (a)
 Letters of credit outstanding under revolver loan      (24,410)
                                                      ---------
 Available unused capacity                            $ 225,590
                                                      =========

(a) We have an additional $1.5 million in letters of credit that are not covered under a credit facility.

We also maintain an ABS agreement that allows us to transfer an ongoing pool of receivables to a conduit administered by an independent financial institution ("the conduit"). Under the terms of the agreement, we may transfer Yellow Transportation trade receivables to a special purpose entity, Yellow Receivables Corporation ("YRC"). YRC is a wholly owned consolidated subsidiary of Yellow Transportation designed to isolate the receivables for bankruptcy purposes. The conduit must purchase from YRC an undivided ownership interest in those receivables. The percentage ownership interest in receivables purchased by the conduit may increase or decrease over time, depending on the characteristics of the receivables, including delinquency rates and debtor concentrations.

Yellow Roadway services the receivables transferred to YRC and receives a servicing fee, which management has determined approximates market compensation for these services. The conduit pays YRC the face amount of the undivided interest at the time of purchase. On a periodic basis, this sales price is adjusted, resulting in payments by YRC to the conduit of an amount that varies based on the interest rate on certain of the conduit's liabilities and the length of time the sold receivables remain outstanding.

The ABS facility involves receivables of Yellow Transportation only and has a limit of $200 million. Under the terms of the agreement, Yellow Transportation retains the associated collection risks. Although the facility has no stated maturity, we have an underlying letter of credit with the administering financial institution that has a 364-day maturity.

The table below provides the borrowing and repayment activity under the ABS facility, as well as the resulting balances, for the years ending December 31 of each period presented:

 (in thousands)                                      2003         2002
------------------------------------------------   ---------   ---------
 ABS obligations outstanding at January 1          $  50,000   $ 141,500
 Transfer of receivables to conduit (borrowings)     151,000     421,500
 Redemptions from conduit (repayments)              (129,500)   (513,000)
                                                   ---------   ---------
 ABS obligations outstanding at December 31        $  71,500   $  50,000
                                                   =========   =========

Prior to December 31, 2002, the ABS facility was treated as a sale of assets and the sold receivables and related obligations were not reflected on the Consolidated Balance Sheets. Our loss on the sale of receivables under the ABS facility to the conduit was $2.6 million in 2002 and $8.0 million in 2001. These charges are reflected as ABS facility charges on the Statements of Consolidated Operations.

Roadway historically had a similar ABS facility under which Roadway transferred Roadway Express domestic accounts receivable to a special purpose entity, Roadway Funding, Inc. ("REF"). As part of the acquisition, we maintained REF as a wholly owned subsidiary of Roadway LLC but discontinued the related conduit with the independent financial institution. As of December 31, 2003, there was no ABS facility available for Roadway Express.

At December 31, 2003, Reimer had a $10.0 million secured revolving line of credit available with no outstanding borrowings. In the first quarter of 2004, we closed the facility.

FIXED-RATE DEBT

We have loan guarantees, mortgages, and lease contracts in connection with the issuance of industrial development bonds ("IDBs") used to acquire, construct or expand terminal facilities. Rates on these bonds range from 5.3 percent to 6.1 percent, with principal payments due through 2010.

On August 8, 2003, we closed the sale of $200 million of our private offering of
5.0 percent contingent convertible senior notes due 2023 ("contingent convertible senior notes") and on August 15, 2003 we closed the sale of an additional $50 million of the notes pursuant to the exercise of the option of the initial purchasers. We received net proceeds from the sales of $242.5 million, after fees.

The $250 million contingent convertible senior notes have an annual interest rate of 5.0 percent and are convertible into shares of Yellow Roadway common stock at a conversion price of $39.24 per share only upon the occurrence of certain other events. The contingent convertible senior notes may not be redeemed by us for seven years but are redeemable at any time thereafter at par. Holders of the contingent convertible senior notes have the option to require Yellow Roadway to purchase their notes at par on August 8, 2010, 2013 and 2018, and upon a change in control of the company. These terms and other material terms and conditions applicable to the contingent convertible senior notes are set forth in the indenture governing the notes.

On September 30, 2003, we completed the repurchase of $24 million aggregate principal amount of our medium-term notes ("MTNs"). The remaining $20 million aggregate principal amount of MTNs outstanding, after scheduled principal payments during 2003 of $11.3 million, were defeased under the terms thereof. Defeasance refers to the process of placing sufficient funds in an irrevocable trust to pay and discharge the MTNs as they become due. As a result, we were considered legally released as the primary obligor and the MTNs were removed from our balance sheet. The interest rate on the notes ranged from 6.1 percent to 7.8 percent with scheduled maturities ranging from October 2003 to August 2008. We recognized a loss on the extinguishment of debt of $2.3 million from the repurchase and defeasance that we reflected in "other" nonoperating expenses on our Statement of Consolidated Operations. We funded the repurchase and defeasance with cash on hand.

On November 19, 2003, we announced a private offering of $130 million of 3.375 percent contingent convertible senior notes with an option for the initial purchasers to acquire an additional $20 million. On November 25, 2003, we closed the sale of the entire $150 million of contingent convertible senior notes due 2023. We received net proceeds from the offering of $145.5 million, after fees, and used the proceeds to fund the acquisition of Roadway.

The $150 million contingent convertible senior notes have an annual interest rate of 3.375 percent and are convertible into shares of Yellow Roadway common stock at a conversion price of $46.00 per share only upon the occurrence of certain other events. The contingent convertible senior notes may not be redeemed by us for nine years but are redeemable at any time thereafter at par. Holders of the contingent convertible senior notes have the option to require Yellow Roadway to purchase their notes at par on November 25, 2012, 2015 and 2020, and upon a change in control of the company. These terms and other material terms and conditions applicable to the contingent convertible senior notes are set forth in the indenture governing the notes.

As part of our acquisition of Roadway and by virtue of the merger agreement, we assumed $225.0 million face value of 8.25 percent senior notes due in full on December 1, 2008 ("senior notes due 2008"), with interest payments due semi-annually on June 1 and December 1. The senior notes due 2008 were revalued as part of purchase accounting and assigned a fair value of $249.2 million on December 11, 2003. The premium over the face value of the senior notes due 2008 will be amortized as a reduction to interest expense over the remaining life of the notes. The unamortized premium at December 31, 2003 was $23.9 million. The senior notes due 2008 are secured by assets of certain Roadway LLC subsidiaries. In addition, the stock of certain Roadway LLC subsidiaries has been pledged to secure these notes.

Based on the borrowing rates currently available to us for debt with similar terms and remaining maturities and the quoted market prices for the senior notes due 2008 and contingent convertible senior notes, the fair value of fixed-rate debt at December 31, 2003 and 2002, was approximately $761.0 million and $81.5 million, respectively. The carrying amount of such fixed-rate debt at December 31, 2003 and 2002, was $638.9 million and $74.3 million, respectively.

The principal maturities of total debt, excluding ABS borrowings, for the next five years and thereafter are as follows:

                            Contingent
                           convertible    Senior notes               Capital
(in thousands)     IDBs    senior notes     due 2008     Term loan    leases     Total
--------------   -------   ------------   ------------   ---------   -------   --------
2004             $    --     $     --       $     --      $  1,750     $ 7     $  1,757
2005               4,400           --             --         1,750      37        6,187
2006                  --           --             --         1,750      --        1,750
2007                  --           --             --         1,750      --        1,750
2008               2,500           --        225,000(a)    168,000      --      395,500
Thereafter         7,000      400,000             --            --      --      407,000
                 -------     --------       --------      --------     ---     --------
Total            $13,900     $400,000       $225,000      $175,000     $44     $813,944
                 =======     ========       ========      ========     ===     ========

(a) As discussed above, the senior notes due 2008 had a carrying value of $248.9 million at December 31, 2003 and a principal maturity value of $225.0 million.

STOCK COMPENSATION PLANS

Yellow Roadway has reserved 4.8 million shares of its common stock for issuance to key management personnel under five stock option plans. Our long-term incentive plan implemented in 2002, and discussed under our Employee Benefits note, replaced the use of stock options as the exclusive vehicle for delivering long-term incentive compensation potential to our executive officers. The stock option plans generally permit grants of nonqualified stock options and grants of stock options coupled with a grant of stock appreciation rights ("SARs"). In addition, we have reserved 200,000 shares of our common stock for issuance to our Board of Directors. Under the plans, the exercise price of each option equals the closing market price of our common stock on the date of grant. The options vest ratably, generally over a period of four years, and expire ten years from the date of the grant.

Yellow Roadway implemented a new stock option plan in 2002 which reserves 1.0 million of the 4.8 million shares discussed above. This plan permits the issuance of restricted stock and restricted stock units, as well as options, SARs, and performance stock and performance stock unit awards. The maximum cumulative number of shares that can be awarded in any form other than options or SARs is 200,000 shares.

We adjusted our outstanding stock options in 2002 to reflect the impact of the spin-off of SCST. For employees who continued employment with Yellow, the option remained an option for Yellow common stock with the number of shares covered by the option and related exercise price adjusted to preserve the intrinsic value. For employees who worked for SCST after the spin-off, the Yellow options were cancelled and SCST issued options to purchase SCST common stock with the number of shares of SCST common stock and exercise price set to preserve the intrinsic value.

As of December 31, 2003, 2002 and 2001, options on approximately 904,000 shares, 736,000 shares and 1,054,000 shares, respectively, were exercisable at weighted average exercise prices of $19.44 per share, $17.77 per share and $20.62 per share, respectively. The weighted average remaining contract life on outstanding options at December 31, 2003, 2002 and 2001 was 6.7 years, 7.4 years and 7.3 years, respectively.

A summary of activity in our stock option plans is presented in the following table:

                                                           Exercise Price
                                                     -------------------------
                                        Shares       Weighted
                                    (in thousands)    Average       Range
                                    --------------   --------   --------------
 Outstanding at December 31, 2000       3,375         $17.55    $11.50 - 27.00
 Granted                                   42          20.30     18.25 - 21.87
 Exercised                             (1,063)         15.64     11.50 - 24.05
 Forfeited / expired                      (83)         18.57     12.25 - 24.05
                                       ------         ------    --------------
 Outstanding at December 31, 2001       2,271         $18.46    $11.50 - 27.00
 Granted                                  900          26.81     22.42 - 29.67
 Exercised                               (737)         17.76     10.56 - 24.79
 SCST spin-off adjustment                (352)            --                --
 Forfeited / expired                      (86)         17.83     10.56 - 24.05
                                       ------         ------    --------------
 Outstanding at December 31, 2002       1,996         $21.27    $10.56 - 29.67
 Granted                                  113          25.17     23.67 - 26.94
 Exercised                               (279)         16.80     13.48 - 29.67
 Forfeited / expired                      (33)         26.67     14.57 - 29.67
                                       ------         ------    --------------
 Outstanding at December 31, 2003       1,797         $22.14    $11.25 - 29.67
                                       ======         ======    ==============

The following table summarizes information about stock options outstanding as of December 31, 2003:

                                           Options Outstanding                             Options Exercisable
                           ------------------------------------------------------   --------------------------------
                                              Weighted Average
                               Shares           Remaining        Weighted Average       Shares       Weighted Average
Range of exercise prices   (in thousands)   Contractual Years     Exercise price    (in thousands)    Exercise price
------------------------   --------------   ------------------   ---------------    --------------   ---------------
$  11.25 - 17.00                520                6.0                 $14.89            371              $14.86
$  17.01 - 27.50                660                5.4                 $20.82            385              $19.92
$  27.51 - 29.67                617                8.7                 $29.67            148              $29.67
                                ===                ===                 ======            ===              ======

As discussed in the Summary of Accounting Policies note, we apply APB 25 in accounting for stock options. Please refer to that note for pro forma effects had we applied Statement No. 123.

INCOME TAXES

Deferred income taxes are determined based upon the difference between the book and the tax basis of our assets and liabilities. Deferred taxes are recorded at the enacted tax rates expected to be in effect when these differences reverse. Deferred tax liabilities (assets) were comprised of the following at December 31:

(in thousands)                                       2003        2002
--------------                                    ---------   ---------
Depreciation                                      $ 280,818   $  90,004
Prepaids                                              7,861       8,193
Employee benefits                                    85,183      52,330
Revenue                                              30,688      22,925
Intangibles                                         181,273          --
Other                                                17,746       6,354
                                                  ---------   ---------
  Gross tax liabilities                           $ 603,569   $ 179,806
                                                  ---------   ---------
Claims and insurance                              $(146,916)  $ (54,684)
Bad debts                                           (11,046)     (5,514)
Employee benefits                                  (120,239)    (45,076)
Revenue                                             (12,628)    (10,882)
Other                                               (38,098)    (21,242)
                                                  ---------   ---------
  Gross tax assets                                $(328,927)  $(137,398)
                                                  ---------   ---------

Net tax liability                                 $ 274,642   $  42,408
                                                  =========   =========

A valuation allowance for deferred tax assets was not required at December 31, 2002. Valuation allowances for deferred tax assets at December 31, 2003 were not material to our financial condition.

A reconciliation between income taxes at the federal statutory rate and the consolidated effective tax rate from continuing operations follows:

(in thousands)                                 2003   2002   2001
                                               ----   ----   ----
Federal statutory rate                         35.0%  35.0%  35.0%
State income taxes, net                         1.3   (0.8)  (2.0)
Nondeductible business expenses                 3.3    4.5   11.3
Foreign tax credit and rate differential        0.1   (2.2)  (2.5)
Other, net                                     (0.6)  (0.3)  (2.8)
                                               ----   ----   ----
Effective tax rate                             39.1%  36.2%  39.0%
                                               ====   ====   ====

The income tax provision from continuing operations consisted of the following:

(in thousands)                                                         2003      2002     2001
--------------                                                       -------   -------   -------
Current:
U.S federal                                                          $ 2,983   $12,697   $(6,853)
State                                                                 (1,078)     (353)   (3,628)
Foreign                                                               (1,541)     (180)      505
                                                                     -------   -------   -------
Current income tax provision                                         $   364   $12,164   $(9,976)
                                                                     -------   -------   -------

Deferred:
U.S federal                                                          $23,310   $   584   $14,220
State                                                                  2,531       748     2,937
Foreign                                                                  (74)      117      (411)
                                                                     -------   -------   -------
Deferred income tax provision                                        $25,767   $ 1,449   $16,746
                                                                     -------   -------   -------

Income tax provision                                                 $26,131   $13,613   $ 6,770
                                                                     -------   -------   -------

Based on the income from continuing operations before income taxes:
Domestic                                                             $71,667   $37,892   $16,119
Foreign                                                               (4,853)     (306)    1,240
                                                                     -------   -------   -------
Income from continuing operations before income taxes                $66,814   $37,586   $17,359
                                                                     =======   =======   =======

COMMITMENTS, CONTINGENCIES, AND UNCERTAINTIES

Yellow Roadway incurs rental expenses under noncancelable lease agreements for certain buildings and operating equipment. Rental expense is charged to "operating expense and supplies" on the Statements of Consolidated Operations. Actual rental expense, as reflected in income from continuing operations, was $42.6 million, $34.8 million, and $37.0 million for the years ended December 31, 2003, 2002, and 2001, respectively.

We utilize certain terminals and equipment under operating leases. At December 31, 2003, we were committed under noncancelable lease agreements requiring minimum annual rentals payable as follows:

(in thousands)           2004      2005    2006      2007    2008    Thereafter
--------------          -------  -------  -------  -------  -------  ----------
Minimum annual rentals  $73,121  $54,837  $32,100  $17,782  $11,488   $14,358
                        -------  -------  -------  -------  -------   -------

We expect in the ordinary course of business that leases will be renewed or replaced as they expire. Projected 2004 net capital expenditures are expected to be $190 to $210 million, of which approximately $60 million was committed at December 31, 2003.

Our outstanding letters of credit at December 31, 2003 included $3.4 million for workers' compensation, property damage and liability claims against SCST. We agreed to maintain the letters of credit outstanding at the spin-off date until SCST obtained replacement letters of credit or third party guarantees. SCST agreed to use its reasonable best efforts to obtain these letters of credit or guarantees, which in many cases would allow us to obtain a release of our letters of credit. SCST also agreed to indemnify us for any claims against the letters of credit that we provide. SCST reimburses us for all fees incurred related to the remaining outstanding letters of credit. We also provided a guarantee of $5.9 million regarding certain lease obligations of SCST.

Due to the secured credit facility agreement we entered into, as discussed in the Debt and Financing note, we are restricted from participating in certain financial activities. These activities include, but are not limited to, declaring dividends, assuming additional indebtedness outside the normal course of business, directly or indirectly lending money or credit to non-subsidiaries and incurring capital expenditures in excess of a stated annual amount.

We are involved in litigation or proceedings that arise in ordinary business activities. We insure against these risks to the extent deemed prudent by our management, but no assurance can be given that the nature and amount of such insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future legal proceedings. Many of these insurance policies contain self-insured retentions in amounts we deem prudent. Based on our current assessment of information available as of the date of these financial statements, we believe that our financial statements include adequate provisions for estimated costs and losses that may be incurred with regard to the litigation and proceedings to which we are a party.

Tax Matters

Because of the acquisition of Roadway, we are responsible for certain federal tax obligations of Roadway under a tax sharing agreement with its former parent corporation. The former parent of Roadway, Caliber System, Inc. (which subsequently was acquired by FDX Corporation, a wholly owned subsidiary of FedEx Corporation), is involved in tax litigation with the IRS for tax years 1994 and 1995, years prior to Caliber System, Inc's spin-off of Roadway. The IRS has proposed substantial adjustments for these tax years for multi-employer pension plan deductions. FedEx Corporation filed a petition challenging the IRS's position, and this matter is presently in litigation. We are unable to predict the ultimate outcome of this matter; however, the former parent of Roadway intends to vigorously contest these proposed adjustments.

Under tax sharing agreements entered into by Roadway and its former parent at the time of the spin-off, Roadway LLC, a wholly owned subsidiary of Yellow Roadway Corporation and successor in interest to Roadway, is obligated to reimburse its former parent for any additional taxes and interest that related to Roadway business prior to the spin-off. The amount and timing of any payments is dependent on the ultimate resolutions of the former parent's disputes with the IRS and the determination of the nature and extent of the obligations under the tax sharing agreement. On January 16, 2003, Roadway made a $14 million payment to its former parent under the tax sharing agreement for taxes and interest related to certain of the proposed adjustments for tax years 1994 and 1995.

We estimate the maximum remaining payments that may be due to the former parent of Roadway to be approximately $19 million in additional taxes and $5 million in related interest, net of tax benefit. We have established specific reserves with respect to these proposed adjustments. There can be no assurance, however, that the amount or timing of any liability of Roadway LLC to the former parent of Roadway will not have a material adverse effect on the financial position of Yellow Roadway.

In addition, Roadway LLC, as successor in interest to Roadway, has a similar tax issue in each of its subsequent income tax returns and the IRS has made additional claims for taxes for tax years 1996 through 2000. The outcome of these proposed adjustments is dependent upon the outcome of the existing tax litigation. In the event of an adverse decision, we estimate that the potential taxes and interest, net of tax effect, for all years subsequent to 1995 are approximately $10 million and $3 million, respectively.

Environmental Matters

Remediation costs are accrued based on estimates of known environmental remediation exposure using currently available facts, existing environmental permits and technology and presently enacted laws and regulations. Our estimates of costs are developed based on internal evaluations and, when necessary, recommendations from external environmental consultants. These accruals are recorded when it is probable that we will be obligated to pay amounts for environmental site evaluation, remediation or related costs, and the amounts can be reasonably estimated. If the obligation can only be estimated within a range, we accrue the minimum amount in the range. These accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Where we have been identified as a potentially responsible party in a U.S. federal "Superfund" site, we accrue our share of the estimated remediation costs of the site based on the ratio of the estimated volume of waste contributed to the site by us to the total volume of waste at the site.

BUSINESS SEGMENTS

Yellow Roadway reports financial and descriptive information about its reportable operating segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We manage the segments separately because each requires different operating, marketing and technology strategies. We evaluate performance primarily on adjusted operating income and return on capital.

Yellow Roadway has four reportable segments, which are strategic business units that offer complementary transportation services to their customers. Yellow Transportation and Roadway Express are unionized carriers that provide comprehensive regional, national and international transportation services. New Penn is also a unionized carrier that focuses on business opportunities in the regional and next-day delivery lanes. Meridian IQ, our non-asset based segment, provides domestic and international freight forwarding, multi-modal brokerage and transportation management services.

The accounting policies of the segments are the same as those described in the Summary of Accounting Policies note. We charge management fees and other corporate services to our segments based on the direct benefits received or as a percentage of revenue.

Corporate revenue in 2001 represented certain non-asset-based services prior to the formation of Meridian IQ. Corporate operating losses represent operating expenses of the holding company, including salaries, wages and benefits, along with incentive compensation and professional services for all periods presented. In 2003, corporate operating losses also included $4.0 million for an industry conference that we host every other year. In 2002, corporate operating losses included approximately $6.9 million related to the spin-off of SCST. Corporate identifiable assets primarily refer to cash and cash equivalents, in addition to pension intangible assets. In 2003 and 2002, intersegment revenue relates to transportation services provided by Yellow Transportation to Meridian IQ and charges to Yellow Transportation for use of various Meridian IQ service names.

Meridian IQ includes the former operations of Transportation.com as well as other non-asset-based services. The 2001 segment data for Meridian IQ included the partial year results of operations of Transportation.com and other non-asset-based services for the periods they were part of our consolidated financial results. Full year revenue for Meridian IQ was $31.1 million and full year operating losses were $(16.8) million in 2001.

Revenue from foreign sources totaled $29.5 million, $24.8 million, and $26.0 million, in 2003, 2002, and 2001 respectively, and is largely derived from Canada and Mexico.

The following table summarizes our operations by business segment:

                                         Yellow       Roadway(a)    New(a)                   Corporate /
(in thousands)                       Transportation    Express       Penn     Meridian IQ   Eliminations   Consolidated
--------------                       --------------   ----------   --------   -----------   ------------   ------------
2003
External revenue                       $2 ,809,549    $  131,248   $  9,770     $118,049      $     --      $3,068,616
Intersegment revenue                         2,343            --         --        2,196        (4,539)             --
Operating income (loss)                    119,906        (6,075)      (221)         288       (25,296)         88,602
Adjustments to operating income(b)          19,020            --         --          482         2,960          22,462
Adjusted operating income (loss)           138,926        (6,075)      (221)         770       (22,336)        111,064
Identifiable assets                        986,522     2,002,421    340,713       79,894        53,679       3,463,229
Capital expenditures, net                   94,281         1,216        534        3,047            56          99,134
Depreciation and amortization               80,261         3,455        745        2,897            40          87,398
                                       -----------    ----------   --------     --------      --------      ----------
2002
External revenue                       $ 2,544,573    $       --   $     --     $ 79,575      $     --      $2,624,148
Intersegment revenue                         2,479            --         --        2,196        (4,675)             --
Operating income (loss)                     70,594            --         --       (2,697)      (21,033)         46,864
Adjustments to operating income(b)             523            --         --        1,299         6,613           8,435
Adjusted operating income (loss)            71,117            --         --       (1,398)      (14,420)         55,299
Identifiable assets                        940,252            --         --       64,617        38,116       1,042,985
Capital expenditures, net                   81,232            --         --        1,537            61          82,830
Depreciation and amortization               76,972            --         --        2,321            41          79,334
                                       -----------    ----------   --------     ---------     ----------    ----------
2001
External revenue                       $ 2,485,972    $       --   $     --     $ 11,292      $  7,806      $2,505,070
Intersegment revenue                         6,360            --         --           --        (6,360)             --
Operating income (loss)                     55,884            --         --       (5,738)      (11,951)         38,195
Adjustments to operating income(b)           2,797            --         --        2,108           510           5,415
Adjusted operating income (loss)            58,681            --         --       (3,630)      (11,441)         43,610
Identifiable assets                        757,484            --         --       17,641        19,704         794,829(c)
Capital expenditures, net                   80,463            --         --          822           150          81,435
External revenue                            76,227            --         --          698            52          76,977
                                       ===========    ==========   ========     ========      ========      ==========

(a) In 2003, the segment information shown for Roadway Express and New Penn represented income statement and capital expenditure information from the date of acquisition through December 31, 2003 and identifiable assets as of December 31, 2003.

(b) Management excludes these items when evaluating operating income and segment performance to better evaluate the results of our core operations. In 2003, adjustments included acquisition charges, conforming accounting policies, a significant legal provision and losses (gains) on property disposals. In prior periods, adjustments included spin-off and reorganization charges and losses (gains) on property disposals.

(c) The December 31, 2001 total assets per the Consolidated Balance Sheet included $490.9 million of assets related to discontinued operations not included above.

EARNINGS PER COMMON SHARE


(in thousands except per share data)                       2003       2002        2001
------------------------------------                      -------   ---------   --------
Income from continuing operations                         $40,683   $  23,973   $ 10,589
Income (loss) from discontinued operations                     --    (117,875)     4,712
                                                          -------   ---------   --------
Net income (loss)                                         $40,683   $ (93,902)  $ 15,301
                                                          -------   ---------   --------

Average common shares outstanding - basic                  30,370      28,004     24,376
Effect of dilutive options                                    285         367        303
                                                          -------   ---------   --------
Average common shares outstanding - diluted                30,655      28,371     24,679
                                                          -------   ---------   --------
Basic earnings (loss) per share:
Income from continuing operations                         $  1.34   $    0.86   $   0.44
Income (loss) from discontinued operations                     --       (4.21)      0.19
                                                          -------   ---------   --------
Net income (loss)                                         $  1.34   $   (3.35)  $   0.63
                                                          -------   ---------   --------

Effect of dilutive options on earnings (loss) per share:
Income from continuing operations                         $ (0.01)  $   (0.02)  $  (0.01)
Loss from discontinued operations                              --        0.06         --
                                                          -------   ---------   --------
Net income (loss)                                         $ (0.01)  $    0.04   $  (0.01)
                                                          -------   ---------   --------
Diluted earnings (loss) per share:
Income from continuing operations                         $  1.33   $    0.84   $   0.43
Income (loss) from discontinued operations                     --       (4.15)      0.19
                                                          -------   ---------   --------
Net income (loss)                                         $  1.33   $   (3.31)  $   0.62
                                                          =======   =========   ========

The impacts of certain options were excluded from the calculation of diluted earnings per share because average exercise prices were greater than the average market price of common shares. Data regarding those options is summarized below:

(in thousands except per share data)           2003     2002     2001
------------------------------------          ------   ------   ------
Weighted average option shares outstanding       617      129      611
Weighted average exercise price               $29.67   $29.67   $24.18
                                              ------   ------   ------

DISCONTINUED OPERATIONS

Summarized results of operations related to SCST (as reported in discontinued operations) are as follows for the nine months ended September 30, 2002 and the year ended December 31, 2001:

(in thousands except per share data)                          2002        2001
------------------------------------                        ---------   --------
Operating revenue                                           $ 581,181   $771,581
Operating expenses                                            559,751    752,423
                                                            ---------   --------
Operating income                                               21,430     19,158
Nonoperating expenses, net                                      4,735      7,992
                                                            ---------   --------
Income before income taxes                                     16,695     11,166
Provision for income taxes                                      6,748      6,454
                                                            ---------   --------
Income from continuing operations                               9,947      4,712
Loss on disposal of SCST                                      (52,647)        --
Cumulative effect of change in accounting for goodwill        (75,175)        --
                                                            ---------   --------
Income (loss) from discontinued operations                  $(117,875)  $  4,712
                                                            ---------   --------

Discontinued operations basic earnings (loss) per share:
Income from continuing operations                           $    0.35   $   0.19
Loss on disposal of SCST                                        (1.88)        --
Cumulative effect of change in accounting for goodwill          (2.68)        --
                                                            ---------   --------
Income (loss) from discontinued operations                  $   (4.21)  $   0.19
                                                            ---------   --------

Discontinued operations diluted earnings (loss) per share:
Income from continuing operations                           $    0.35   $   0.19
Loss on disposal of SCST                                        (1.85)        --
Cumulative effect of change in accounting for goodwill          (2.65)        --
                                                            ---------   --------
Income (loss) from discontinued operations                  $   (4.15)  $   0.19
                                                            =========   ========

We did not charge to discontinued operations the management fees and other corporate services that we previously allocated to SCST, as we continue to incur a majority of the expense. We allocated interest expense to discontinued operations based on our overall effective borrowing rate applied to the debt reduction we realized from the spin-off. Interest expense included in discontinued operations was $4.6 million for the nine months ended September 30, 2002, and $8.0 million for the year ended December 31, 2001. Goodwill amortization expense included in discontinued operations was zero for 2002 and $3.0 million for 2001. In addition, supplemental cash flow information for 2002 and 2001, as shown on our Statements of Consolidated Cash Flows, includes cash paid on behalf of SCST until the spin-off date.

At December 31, 2001, we had $100.6 million of goodwill, consisting primarily of $75.2 million remaining from the acquisition of Jevic. Based on an estimate of Jevic's discounted cash flows, we determined that 100 percent of the Jevic goodwill was impaired due to lower business volumes, compounded by a weak economy and an increasingly competitive business environment. As a result, we recorded a non-cash charge of $75.2 million in the first quarter of 2002, which was reflected as a cumulative effect of a change in accounting principle. Due to the spin-off, we reclassified the non-cash charge to "discontinued operations" on our Statement of Consolidated Operations.

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

GUARANTEES OF THE CONTINGENT CONVERTIBLE SENIOR NOTES

In August 2003, Yellow Roadway Corporation issued 5.0 percent contingent convertible senior notes due 2023 pursuant to Rule 144A under the Securities Act of 1933, as amended. In November 2003, we issued 3.375 percent contingent convertible senior notes (the August and November issuances, collectively, may also be known as the "contingent convertible senior notes") due 2023, pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with the contingent convertible senior notes, the following 100 percent owned subsidiaries of Yellow Roadway have issued guarantees in favor of the holders of the contingent convertible senior notes: Yellow Transportation, Inc., Mission Supply Company, Yellow Relocation Services, Yellow Technologies, Inc., Meridian IQ, LLC, Yellow GPS, LLC, Globe.com Lines, Inc., Roadway LLC, Roadway Next Day Corporation, and Roadway Express, Inc. Each of the guarantees is full and unconditional and joint and several.

The summarized consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of Yellow Roadway Corporation or any guarantor to obtain funds from its subsidiaries by dividend or loan.

The following represents summarized condensed consolidating financial information as of December 31, 2003 and 2002 with respect to the financial position and for the years ended December 31, 2003, 2002 and 2001 for results of operations and cash flows of Yellow Roadway Corporation and its subsidiaries. The Condensed Consolidating Balance Sheet contains Roadway LLC information as of December 31, 2003 and the Condensed Consolidating Statements of Operations and Condensed Consolidating Statements of Cash Flows contain Roadway LLC information from the date of acquisition (December 11) through December 31, 2003. The Parent column presents the financial information of Yellow Roadway Corporation, the primary obligor of the contingent convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the contingent convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that manage or managed our ABS agreements, and those subsidiaries that are governed by foreign laws.

Condensed Consolidating Balance Sheets

                                                                          Non-
December 31, 2003                                        Guarantor      Guarantor
(in thousands)                              Parent     Subsidiaries   Subsidiaries   Eliminations  Consolidated
-----------------                         ----------   ------------   ------------   ------------  ------------
Cash and cash equivalents                 $   18,702   $    19,631      $ 36,833     $        --   $    75,166
Intercompany advances receivable             180,367         3,702            --        (184,069)           --
Accounts receivable, net                       3,437       351,152       344,553              --       699,142
Prepaid expenses and other                     4,719        97,468         7,941              --       110,128
                                          ----------   -----------      --------     -----------   -----------
  Total current assets                       207,225       471,953       389,327        (184,069)      884,436
Property and equipment                           325     2,442,858        95,431              --     2,538,614
Less - accumulated depreciation                 (229)   (1,129,253)       (5,864)             --    (1,135,346)
                                          ----------   ------------     --------     -----------   -----------
  Net property and equipment                      96     1,313,605        89,567              --     1,403,268
Investment in subsidiaries                 1,373,794       131,653            --      (1,505,447)           --
Receivable from affiliate                         --       150,000            --        (150,000)           --
Goodwill and other assets                     38,989       883,107       253,429              --     1,175,525
                                          ----------   -----------      --------     -----------   -----------
  Total assets                            $1,620,104   $ 2,950,318      $732,323     $(1,839,516)  $ 3,463,229
                                          ==========   ===========      ========     ===========   ===========

Intercompany advances payable             $       --   $        --      $184,069     $  (184,069)  $        --
Accounts payable                              12,326       231,379        16,470              --       260,175
Wages, vacations and employees' benefits       5,872       329,680        15,735              --       351,287
Other current and accrued liabilities         (7,071)      173,460        12,089              --       178,478
ABS borrowings                                    --            --        71,500              --        71,500
Current maturities of long-term debt           1,750             7            --              --         1,757
                                          ----------   -----------      --------     -----------   -----------
  Total current liabilities                   12,877       734,526       299,863        (184,069)      863,197
Payable to affiliate                              --            --       150,000        (150,000)           --
Long-term debt, less current portion         573,250       262,832            --              --       836,082
Deferred income taxes, net                   (12,250)      263,513        46,993              --       298,256
Claims and other liabilities                  13,934       436,400        13,275              --       463,609
Commitments and contingencies
Shareholders' equity                       1,032,293     1,253,047       222,192      (1,505,447)    1,002,085
                                          ----------   -----------      --------     -----------   -----------
  Total liabilities and shareholders'
equity                                    $1,620,104   $ 2,950,318      $732,323     $(1,839,516)  $ 3,463,229
                                          ==========   ===========      ========     ===========   ===========

                                                                       Non -
December 31, 2002                                     Guarantor      Guarantor
(in thousands)                             Parent    Subsidiaries  Subsidiaries   Eliminations   Consolidated
----------------                          --------   ------------  ------------   ------------   ------------
Cash and cash equivalents                 $ 21,898   $     2,470     $  4,346      $      --     $    28,714
Intercompany advances receivable           141,057        46,291           --       (187,348)             --
Accounts receivable, net                     3,211        29,017      295,685             --         327,913
Prepaid expenses and other                   3,518        65,148           60             --          68,726
                                          --------   -----------     --------      ---------     -----------
  Total current assets                     169,684       142,926      300,091       (187,348)        425,353
Property and equipment                         289     1,671,327        7,480             --       1,679,096
Less-accumulated depreciation                 (213)   (1,109,710)      (4,197)            --      (1,114,120)
                                          --------   -----------     --------      ---------     -----------
  Net property and equipment                    76       561,617        3,283             --         564,976
Investment in subsidiaries                 263,577            --           --       (263,577)             --
Goodwill and other assets                    3,729        44,756        4,171             --          52,656
                                          --------   -----------     --------      ---------     -----------
  Total assets                            $437,066   $   749,299     $307,545      $(450,925)    $ 1,042,985
                                          ========   ===========     ========      =========     ===========

Intercompany advances payable             $     --   $       --      $187,348      $(187,348)    $        --
Accounts payable                             1,412       113,251          326             --         114,989
Wages, vacations and employees' benefits     2,389       157,230          379             --         159,998
Other current and accrued liabilities       (1,098)      101,287          922             --         101,111
ABS borrowings                                  --            --       50,000             --          50,000
Current maturities of long-term debt        19,250         5,011           --             --          24,261
                                          --------   -----------     --------      ---------     -----------
  Total current liabilities                 21,953       376,779      238,975       (187,348)        450,359
Intercompany debt                          (20,658)       20,658           --             --              --
Long-term debt, less current portion        36,000        14,024           --             --          50,024
Deferred income taxes, net                 (17,319)       43,381         (405)            --          25,657
Claims and other liabilities                15,782       141,495         (290)            --         156,987
Commitments and contingencies
Shareholders' equity                       401,308       152,962       69,265       (263,577)        359,958
                                          --------   -----------     --------      ---------     -----------
  Total liabilities and shareholders'
    equity                                $437,066   $   749,299     $307,545      $(450,925)    $ 1,042,985
                                          ========   ===========     ========      =========     ===========

Condensed Consolidating Statements of Operations

                                                                         Non-
For the year ended December 31, 2003                    Guarantor     Guarantor
(in thousands)                              Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
------------------------------------       --------   ------------   ------------   ------------   ------------
Operating revenue                          $ 13,204    $3,029,250      $ 39,437       $(13,275)     $3,068,616
                                           --------    ----------      --------       --------      ----------
Operating expenses:
Salaries, wages and employees' benefits      14,814     1,936,127        19,499             --       1,970,440
Operating expenses and supplies              17,519       420,707        24,824        (13,225)        449,825
Operating taxes and licenses                    164        82,049         1,335             --          83,548
Claims and insurance                            755        66,357           558             --          67,670
Depreciation and amortization                    40        86,103         1,255             --          87,398
Purchased transportation                         --       306,079        12,097             --         318,176
Losses (gains) on property disposals, net         1          (176)            8             --            (167)
Acquisition charges                           2,959           165            --             --           3,124
                                           --------    ----------      --------       --------      ----------
  Total operating expenses                   36,252     2,897,411        59,576        (13,225)      2,980,014
                                           --------    ----------      --------       --------      ----------
  Operating income (loss)                   (23,048)      131,839       (20,139)           (50)         88,602
                                           --------    ----------      --------       --------      ----------
Nonoperating (income) expenses:
Interest expense                             17,597         6,506         6,349         (9,846)         20,606
Other, net                                   (1,564)       53,537       (60,587)         9,796           1,182
                                           --------    ----------      --------       --------      ----------
  Nonoperating (income) expenses, net        16,033        60,043       (54,238)           (50)         21,788
                                           --------    ----------      --------       --------      ----------
Income (loss) before income taxes           (39,081)       71,796        34,099             --          66,814
  Income tax provision                      (14,330)       28,109        12,352             --          26,131
  Subsidiary earnings                        65,434        (1,132)           --        (64,302)             --
                                           --------    ----------      --------       --------      ----------
Net income (loss)                          $ 40,683    $   42,555      $ 21,747       $(64,302)     $   40,683
                                           ========    ==========      ========       ========      ==========

                                                                         Non-
For the year ended December 31, 2002                    Guarantor     Guarantor
(in thousands)                              Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
------------------------------------       --------   ------------   ------------   ------------   ------------
Operating revenue                          $ 43,938    $2,599,394     $  24,754       $(43,938)      $2,624,148
                                           --------    ----------     ---------       --------       ----------
Operating expenses:
Salaries, wages and employees' benefits      12,056     1,697,567         7,759             --        1,717,382
Operating expenses and supplies              14,774       355,476        31,360        (16,088)         385,522
Operating taxes and licenses                    206        74,999           532             --           75,737
Claims and insurance                          1,233        55,944            20             --           57,197
Depreciation and amortization                    41        79,028           265             --           79,334
Purchased transportation                         --       244,087         9,590             --          253,677
Losses (gains) on property disposals, net        --           559          (134)            --              425
Spin-off and reorganization charges           6,613         1,397            --             --            8,010
                                           --------    ----------     ---------       --------       ----------
  Total operating expenses                   34,923     2,509,057        49,392        (16,088)       2,577,284
                                           --------    ----------     ---------       --------       ----------
  Operating income (loss)                     9,015        90,337       (24,638)       (27,850)          46,864
                                           --------    ----------     ---------       --------       ----------
Nonoperating (income) expenses:
Interest expense                              8,087         3,932         3,394         (8,202)           7,211
ABS facility charges                             --            --         2,576             --            2,576
Other, net                                   (5,047)       74,855       (50,669)       (19,648)            (509)
                                           --------    ----------     ---------       --------       ----------
  Nonoperating (income) expenses, net         3,040        78,787       (44,699)       (27,850)           9,278
                                           --------    ----------     ---------       --------       ----------
Income (loss) from continuing
  operations before income taxes              5,975        11,550        20,061             --           37,586
  Income tax provision                        1,249         5,143         7,221             --           13,613
  Subsidiary earnings                        19,249            --            --        (19,249)              --
                                           --------    ----------     ---------       --------       ----------
Income (loss) from continuing
  operations                                 23,975         6,407        12,840        (19,249)          23,973
  Loss from discontinued operations, net         --            --      (117,875)            --         (117,875)
                                           --------    ----------     ---------       --------       ----------
Net income (loss)                          $ 23,975    $    6,407     $(105,035)      $(19,249)      $  (93,902)
                                           ========    ==========     =========       ========       ==========

                                                                         Non-
For the year ended December 31, 2001                    Guarantor     Guarantor
(in thousands)                              Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
------------------------------------       --------   ------------   ------------   ------------   ------------
Operating revenue                          $ 54,264    $2,480,119      $25,987        $(55,300)     $2,505,070
                                           --------    ----------      -------        --------      ----------
Operating expenses:
Salaries, wages and employees' benefits       8,390     1,622,638        7,634              --       1,638,662
Operating expenses and supplies              13,848       378,599       23,516         (17,909)        398,054
Operating taxes and licenses                    174        74,920          543              --          75,637
Claims and insurance                          1,983        56,372       (1,356)             --          56,999
Depreciation and amortization                    38        76,668          271              --          76,977
Purchased transportation                         --       205,424        9,707              --         215,131
Losses (gains) on property disposals, net        (1)         (202)          17              --            (186)
Spin-off and reorganization charges             633         5,089         (121)             --           5,601
                                           --------    ----------      -------        --------      ----------
  Total operating expenses                   25,065     2,419,508       40,211         (17,909)      2,466,875
                                           --------    ----------      -------        --------      ----------
  Operating income (loss)                    29,199        60,611      (14,224)        (37,391)         38,195
                                           --------    ----------      -------        --------      ----------
Nonoperating (income) expenses:
Interest expense                             18,513         2,356        5,017         (17,449)          8,437
ABS facility charges                             --            --        7,996              --           7,996
Other, net                                  (16,106)       90,096      (49,645)        (19,942)          4,403
                                           --------    ----------      -------        --------      ----------
  Nonoperating (income) expenses, net         2,407        92,452      (36,632)        (37,391)         20,836
                                           --------    ----------      -------        --------      ----------
Income (loss) from continuing
  operations before income taxes             26,792       (31,841)      22,408              --          17,359
  Income tax provision                        9,679       (10,399)       7,490              --           6,770
  Subsidiary earnings                         1,812            --           --          (1,812)             --
                                           --------    ----------      -------        --------      ----------
Income (loss) from continuing
  operations                                 15,301       (21,442)      14,918           1,812          10,589
  Income  from  discontinued  operations,
  net                                            --            --        4,712              --           4,712
                                           --------    ----------      -------        --------      ----------
Net income (loss)                          $ 15,301    $  (21,442)     $19,630        $  1,812      $   15,301
                                           ========    ==========      =======        ========      ==========

Condensed Consolidating Statements of Cash Flows

                                                                        Non-
For the year ended December 31, 2003                     Guarantor    Guarantor
(in thousands)                              Parent     Subsidiaries  Subsidiaries   Eliminations   Consolidated
------------------------------------       ---------   ------------  ------------   ------------   ------------
Operating activities:
  Net cash from (used in) operating
    activities                             $(119,878)    $ 276,972      $42,368       $(43,726)      $ 155,736
                                           ---------     ---------      -------       --------       ---------

Investing activities:
Acquisition of property and equipment            (67)     (102,572)        (688)            --        (103,327)
Proceeds from disposal of property
  and equipment                                    6         3,969          218             --           4,193
Acquisition of companies                    (513,338)           --           --             --        (513,338)
                                           ---------     ---------      -------       --------       ---------
    Net cash used in investing activities   (513,399)      (98,603)        (470)            --        (612,472)
                                           ---------     ---------      -------       --------       ---------

Financing Activities:
Issuance of long-term debt                   575,000            --           --             --         575,000
ABS borrowings, net                               --            --       21,500             --          21,500
Debt issuance costs                          (34,734)           --           --             --         (34,734)
Repayment of long-term debt                  (55,250)       (5,092)          --             --         (60,342)
Treasury stock purchases                      (2,921)           --           --             --          (2,921)
Proceeds from exercise of stock options        4,685            --           --             --           4,685
Intercompany advances / repayments           143,301      (156,116)     (30,911)        43,726              --
                                           ---------     ---------      -------       --------       ---------
    Net cash provided by (used in)
      financing activities                   630,081      (161,208)      (9,411)        43,726         503,188
                                           ---------     ---------      -------       --------       ---------
Net increase (decrease) in cash and cash
  equivalents                                 (3,196)       17,161       32,487             --          46,452
Cash and cash equivalents, beginning of
  year                                        21,898         2,470        4,346             --          28,714
                                           ---------     ---------      -------       --------       ---------
Cash and cash equivalents, end of year     $  18,702     $  19,631      $36,833       $     --       $  75,166
                                           =========     =========      =======       ========       =========

                                                                         Non-
For the year ended December 31, 2002                     Guarantor     Guarantor
(in thousands)                              Parent     Subsidiaries   Subsidiaries   Eliminations   Consolidated
------------------------------------       ---------   ------------   ------------   ------------   ------------
Operating activities:
  Net cash from (used in) operating
    activities                             $ 19,435      $142,608       $(95,311)      $(23,674)      $  43,058
                                           --------      --------       --------       --------       ---------

Investing activities:
Acquisition of property and equipment           (59)      (86,120)          (158)            --         (86,337)
Proceeds from disposal of property
  and equipment                                  --         3,306            201             --           3,507
Acquisition of companies                    (17,105)         (937)            --             --         (18,042)
Net capital expenditures of
  discontinued operations                        --            --        (24,372)            --         (24,372)
                                           --------      --------       --------       --------       ---------
    Net cash used in investing activities   (17,164)      (83,751)       (24,329)            --        (125,244)
                                           --------      --------       --------       --------       ---------

Financing Activities:
Unsecured bank credit lines, net            (85,000)           --             --             --         (85,000)
Repayment of long-term debt                 (22,000)          (75)       (22,525)            --         (44,600)
Dividend from subsidiary upon spin-off           --            --        113,790             --         113,790
Proceeds from exercise of stock options      13,704            --             --             --          13,704
Proceeds from issuance of common stock       93,792            --             --             --          93,792
Intercompany advances / repayments            7,977       (58,256)        26,605         23,674              --
                                           --------      --------       --------       --------       ---------
    Net cash provided by (used in)
      financing activities                    8,473       (58,331)       117,870         23,674          91,686
                                           --------      --------       --------       --------       ---------
Net increase (decrease) in cash and cash
  equivalents                                10,744           526         (1,770)            --           9,500
Cash and cash equivalents, beginning of
  year                                       11,154         1,944          6,116             --          19,214
                                           --------      --------       --------       --------       ---------
Cash and cash equivalents, end of year     $ 21,898      $  2,470       $  4,346       $     --       $  28,714
                                           ========      ========       ========       ========       =========

                                                                         Non-
For the year ended December 31, 2001                     Guarantor     Guarantor
(in thousands)                              Parent     Subsidiaries   Subsidiaries   Eliminations   Consolidated
------------------------------------       ---------   ------------   ------------   ------------   ------------
Operating activities:
  Net cash from (used in) operating
    activities                             $ 13,282     $  (4,042)      $ 72,818        $ 6,237       $  88,295
                                           --------     ---------       --------        -------       ---------
Investing activities:
Acquisition of property and equipment           (33)      (87,814)          (175)            --         (88,022)
Proceeds from disposal of property
  and equipment                                  --         6,587             --             --           6,587
Acquisition of companies                         --       (14,300)            --             --         (14,300)
Other                                            --        (5,830)            --             --          (5,830)
Net capital expenditures of
  discontinued operations                        --            --        (19,619)            --         (19,619)
                                           --------     ---------       --------        -------       ---------
    Net cash used in investing activities       (33)     (101,357)       (19,794)            --        (121,184)
                                           --------     ---------       --------        -------       ---------

Financing Activities:
Unsecured bank credit lines, net             25,000            --             --             --          25,000
Repayment of long-term debt                  (1,000)       (7,694)        (1,718)            --         (10,412)
Proceeds from exercise of stock options      16,638            --             --             --          16,638
Intercompany advances / repayments          (48,811)      105,994        (50,946)        (6,237)             --
                                           --------     ---------       --------        -------       ---------
    Net cash provided by (used in)
      financing activities                   (8,173)       98,300        (52,664)        (6,237)         31,226
                                           --------     ---------       --------        -------       ---------
Net increase (decrease) in cash and cash
  equivalents                                 5,076        (7,099)           360             --          (1,663)
Cash and cash equivalents, beginning of
  year                                        6,078         9,043          5,756             --          20,877
                                           --------     ---------       --------        -------       ---------
Cash and cash equivalents, end of year     $ 11,154     $   1,944       $  6,116        $    --       $  19,214
                                           ========     =========       ========        =======       =========

GUARANTEES OF THE SENIOR NOTES DUE 2008

In connection with the senior notes due 2008, assumed by virtue of the merger agreement, and in addition to the primary obligor, Roadway LLC, Yellow Roadway Corporation and its following 100 percent owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2008: Roadway Next Day Corporation, New Penn Motor Express, Inc., Roadway Express, Inc., Roadway Reverse Logistics, Inc. and Roadway Express International, Inc. Each of the guarantees is full and unconditional and joint and several.

The summarized consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of Yellow Roadway Corporation or any guarantor to obtain funds from its subsidiaries by dividend or loan.

The following represents summarized condensed consolidating financial information of Yellow Roadway Corporation and its subsidiaries as of December 31, 2003 with respect to the financial position, and for the year ended December 31, 2003 for results of operations and cash flows. The Condensed Consolidating Balance Sheet as of December 31, 2003 contains Roadway LLC information and the Condensed Consolidating Statements of Operations and Condensed Consolidating Statements of Cash Flows contain Roadway LLC information from the date of acquisition (December 11) through December 31, 2003. The primary obligor column presents the financial information of Roadway LLC. The Guarantors column presents the financial information of all guarantors of the senior notes due 2008 including Yellow Roadway, the holding company. The Non-Guarantors column presents the financial information of all non-guarantors, including Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that manage or managed our ABS agreements, and those subsidiaries that are governed by foreign laws.

Condensed Consolidating Balance Sheets

December 31, 2003                          Primary                     Non-
(in thousands)                             Obligor     Guarantors   Guarantors  Eliminations   Consolidated
----------------                          ----------   ----------   ----------  ------------   ------------
Cash and cash equivalents                 $       --   $   62,233   $   12,933  $         --   $     75,166
Intercompany advances receivable              38,042      109,100      103,582      (250,724)            --
Accounts receivable, net                          --      329,219      369,923            --        699,142
Prepaid expenses and other                       240       38,866       71,022            --        110,128
                                          ----------   ----------   ----------  ------------   ------------
  Total current assets                        38,282      539,418      557,460      (250,724)       884,436
Property and equipment                            --      811,995    1,726,619            --      2,538,614
Less - accumulated depreciation                   --       (3,380)  (1,131,966)           --     (1,135,346)
                                          ----------   ----------   ----------  ------------   ------------
  Net property and equipment                      --      808,615      594,653            --      1,403,268
Investment in subsidiaries                   592,413    1,402,909        7,761    (2,003,083)            --
Receivable from affiliate                    650,000           --           --      (650,000)            --
Goodwill and other assets                     20,778    1,073,193       81,554            --      1,175,525
                                          ----------   ----------   ----------  ------------   ------------
  Total assets                            $1,301,473   $3,824,135   $1,241,428  $ (2,903,807)  $  3,463,229
                                          ==========   ==========   ==========  ============   ============

Intercompany advances payable             $       --   $       --   $  250,724  $   (250,724)  $         --
Accounts payable                               1,372      122,485      136,318            --        260,175
Wages, vacations and employees' benefits       1,000      188,090      162,197            --        351,287
Other current and accrued liabilities        (31,463)     110,847       99,094            --        178,478
ABS borrowings                                    --           --       71,500            --         71,500
Current maturities of long-term debt              --        1,750            7            --          1,757
                                          ----------   ----------   ----------  ------------   ------------
  Total current liabilities                  (29,091)     423,172      719,840      (250,724)       863,197
Due to affiliate                                  --      650,000           --      (650,000)            --
Long-term debt, less current portion         248,895      573,250       13,937            --        836,082
Deferred income taxes, net                   (11,590)     206,247      103,599            --        298,256
Claims and other liabilities                   1,494      346,760      115,355            --        463,609
Commitments and contingencies
Shareholders' equity                       1,091,765    1,624,706      288,697    (2,003,083)     1,002,085
                                          ----------   ----------   ----------  ------------   ------------
  Total liabilities and shareholders'
    equity                                $1,301,473   $3,824,135   $1,241,428  $ (2,903,807)  $  3,463,229
                                          ==========   ==========   ==========  ============   ============

Condensed Consolidating Statements of Operations

For the year ended December 31, 2003                     Primary                          Non-
(in thousands)                                           Obligor       Guarantors      Guarantors      Eliminations   Consolidated
-----------------------------------                     ----------     ----------      ----------      ------------   ------------
Operating revenue                                         $    --        $148,528      $2,937,852        $(17,764)      $3,068,616
                                                          -------        --------      ----------        --------       ----------
Operating expenses:
Salaries, wages and employees' benefits                       121         106,137       1,864,182              --        1,970,440
Operating expenses and supplies                               (76)         38,673         424,774         (13,546)         449,825
Operating taxes and licenses                                  (45)          4,453          79,140              --           83,548
Claims and insurance                                           --           4,405          63,265              --           67,670
Depreciation and amortization                                  --           4,013          83,385              --           87,398
Purchased transportation                                       --          16,501         303,647          (1,972)         318,176
Losses (gains) on property disposals, net                      --              (5)           (162)             --             (167)
Acquisition charges                                            --           2,960             164              --            3,124
                                                          -------        --------      ----------        --------       ----------
  Total operating expenses                                     --         177,137       2,818,395         (15,518)       2,980,014
                                                          -------        --------      ----------        --------       ----------
  Operating income (loss)                                      --         (28,609)        119,457          (2,246)          88,602
                                                          -------        --------      ----------        --------       ----------
Nonoperating (income) expenses:
Interest expense                                              688          20,467           4,867          (5,416)          20,606
ABS facility charges                                           --              --              --              --               --
Other, net                                                 (2,897)         (1,390)          2,299           3,170            1,182
                                                          -------        --------      ----------        --------       ----------
  Nonoperating (income) expenses, net                      (2,209)         19,077           7,166          (2,246)          21,788
                                                          -------        --------      ----------        --------       ----------
Income (loss) before income taxes                           2,209         (47,686)        112,291              --           66,814
  Income tax provision                                        776         (17,561)         42,916              --           26,131
  Subsidiary earnings                                       5,993         (64,815)             --          58,822               --
                                                          -------        --------      ----------        --------       ----------
Net income (loss)                                         $(4,560)       $ 34,690      $   69,375        $(58,822)      $   40,683
                                                          =======        ========      ==========        ========       ==========

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2003                    Primary                           Non-
(in thousands)                                          Obligor        Guarantors      Guarantors      Eliminations   Consolidated
------------------------------------------------       ----------      ----------      ----------      ------------   ------------
Operating activities:
  Net cash from (used in) operating
  activities                                             $(23,817)      $   8,745       $ 170,808         $    --        $ 155,736
                                                         --------       ---------       ---------         -------        ---------

Investing activities:
Acquisition of property and equipment                          --          (3,016)       (100,311)             --         (103,327)
Proceeds from disposal of property
  and equipment                                                --           1,045           3,148              --            4,193
Acquisition of companies                                       --        (513,338)             --              --         (513,338)
                                                         --------       ---------       ---------         -------        ---------
   Net cash used in investing activities                       --        (515,309)        (97,163)             --         (612,472)
                                                         --------       ---------       ---------         -------        ---------

Financing Activities:
Issuance of long-term debt                                     --         575,000              --              --          575,000
ABS borrowings, net                                            --              --          21,500              --           21,500
Debt issuance costs                                            --         (34,734)             --              --          (34,734)
Repayment of long-term debt                                    --         (55,250)         (5,092)             --          (60,342)
Treasury stock purchases                                                   (2,921)             --              --           (2,921)
Proceeds from exercise of stock options                        --           4,685              --              --            4,685
Intercompany advances / repayments                             --          91,458         (91,458)             --               --
                                                         --------       ---------       ---------         -------        ---------
    Net cash provided by (used in)
      financing activities                                     --         578,238         (75,050)             --          503,188
                                                         --------       ---------       ---------         -------        ---------
Net increase (decrease) in cash and cash
  equivalents                                             (23,817)         71,674          (1,405)             --           46,452
Cash and cash equivalents, beginning of
  year                                                     23,817          (9,441)         14,338              --           28,714
                                                         --------       ---------       ---------         -------        ---------
Cash and cash equivalents, end of year                   $     --       $  62,233       $  12,933         $    --        $  75,166
                                                         ========       =========       =========         =======        =========

Independent Auditors' Report

To the Board of Directors and Shareholders of Yellow Roadway Corporation:

We have audited the accompanying consolidated balance sheets of Yellow Roadway Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, shareholders' equity, and comprehensive income for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yellow Roadway Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the Goodwill and Intangibles and Discontinued Operations notes to the financial statements, effective January 1, 2002, the Company ceased amortization of goodwill and changed its method of determining impairment of goodwill as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP
------------------

Kansas City, Missouri
February 20, 2004

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

During the years ended December 31, 2003 and 2002, there were no disagreements with KPMG LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of KPMG LLP, would have caused them to make reference to the subject matter of the disagreement in connection with the audit reports on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

We maintain a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this report and have determined that such disclosure controls and procedures are effective.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Securities Act of 1934 is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

The following are our executive officers as of March 15, 2004:

                NAME           AGE                               POSITION(S) HELD
       ---------------------  ----  ---------------------------------------------------------------------------
       William D. Zollars      56   Chairman of the Board, President and Chief Executive Officer of
                                    Yellow Roadway (since November 1999); President of Yellow
                                    Transportation (September 1996 to November 1999); Senior Vice
                                    President of Ryder Integrated Logistics, Inc. (1994-1996).

       Donald G. Barger, Jr.   61   Senior Vice President and Chief Financial Officer of Yellow Roadway
                                    (since November 2000); Vice President and Chief Financial
                                    Officer of Hillenbrand Industries, Inc. (1998 to November 2000);
                                    Vice President and Chief Financial Officer of Worthington
                                    Industries (1993-1998).

       Daniel J. Churay        41   Senior Vice President, General Counsel and Secretary of Yellow Roadway
                                    (since September 2002); Senior Counsel, Fulbright & Jaworski L.L.P.
                                    (2002); Deputy General Counsel and Assistant Secretary of Baker Hughes
                                    Incorporated (1998-2002).

       James D. Staley         53   President and Chief Executive Officer of Roadway LLC (since December
                                    2003); President and Chief Executive Officer of Roadway Corporation
                                    (March 2003 to December 2003); President and Chief Operating Officer of
                                    Roadway Express (March 1998 to March 2003); Vice President - Operations
                                    of Roadway Express (1993 to March 1998).

       Robert L. Stull         48   President of Roadway Express, Inc. (since March 2003); Vice President -
                                    New Venture Commerce of Roadway Corporation (May 1999 to March 2003);
                                    Vice President - Western Division of Roadway Express, Inc. (October
                                    1994 to May 1999).

       James L. Welch          49   President and Chief Executive Officer of Yellow Transportation (since
                                    June 2000); Central Group Vice President of Yellow Transportation (1998
                                    - 2000).

       Steven T. Yamasaki      49   Senior Vice President - Human Resources of Yellow Roadway (since May 2003);
                                    Senior Vice President - Human Resources of ConAgra Foods, Inc. (February
                                    2003 - May 2003); Vice President - Human Resources of Honeywell International
                                    (1997 - February 2003).

       Bhadresh Sutaria        44   Vice President - Controller and Chief Accounting Officer of Yellow
                                    Roadway (since January 2004); Vice President, Finance and Strategy of
                                    Mascon (2000 - January 2004); Associate Director, Corporate Planning
                                    and Analysis of Monsanto Corporation (1993 - 2000).

The terms of each Yellow Roadway officer designated above are scheduled to expire at the Board of Directors' meeting immediately following our Annual Meeting of Shareholders. The terms of each officer of our subsidiary companies are scheduled to expire on the date of the next annual meeting of shareholders of that company or until the officer's successor is elected or otherwise qualified or until the Board of Directors otherwise removes the officer. No family relationships exist among any of the executive officers named above.

We have adopted a written Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers. It is available in the governance section of the investor relations page of our website located at www.yellowroadway.com.

Item 11. Executive Compensation

The information required by this item is included under the caption "Executive Compensation" in our Proxy Statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item relating to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is included under the captions "Amount and Nature of Beneficial Ownership" and "Equity Compensation Plan Information" in our Proxy Statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14. Principal Accountant Fees and Services

The information required by this item is included under the caption "Audit/Ethics Committee Report" in our Proxy Statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) (1) Financial Statements Schedule

                                                             Pages

      Independent Auditors' Report on
         Financial Statement Schedule                         76

      For the years ended December 31, 2003, 2002 and 2001:
        Schedule II - Valuation and Qualifying Accounts       77

      Schedules other than those listed are omitted for the reason that they are not required or are not applicable.

(a) (2) Exhibits

      Form 10-K Exhibits

      2.1 Agreement and Plan of Merger, dated as of July 8, 2003, by and among Yellow Corporation, Yankee LLC and Roadway Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, as amended, filed on July 8, 2003, Reg. No. 000-12255). Pursuant to
            Item 601(b)(2) of Regulation S-K, certain schedules, exhibits and similar attachments to this Agreement have not been filed with this exhibit. The schedules contain various items relating to the assets of the business being acquired and the representations and warranties made by the parties to the Agreement. The registrants agree to furnish supplementally any omitted schedule, exhibit or similar attachment to the SEC upon request.

      3.1 Certificate of Incorporation of the company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255)

      3.2 Certificate of Amendment to the Certificate of Incorporation of the company changing the name of the company to Yellow Roadway Corporation (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8, filed December 23, 2003, SEC File No. 333-111499)

      3.3 Bylaws of the company (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-3, filed February 23, 2004, SEC File No. 333-113021)

      4.1 Indenture (including form of note) dated August 8, 2003 among Yellow Corporation, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to Yellow Corporation's 5.0% Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-4, filed on August 19, 2003, Reg. No. 333-108081)

      4.2 Registration Rights Agreement dated August 8, 2003 among Yellow Corporation, certain subsidiary guarantors and Deutsche Bank Securities Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-4, filed on August 18, 2003, Reg. No. 333-108081)

      4.3 Indenture (including form of note) dated November 25, 2003 among Yellow Corporation, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to Yellow Corporation's 3.375% Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-4, filed on August 18, 2003, Reg. No. 333-111499)

      4.4 Registration Rights Agreement dated November 25, 2003 among Yellow Corporation, certain subsidiary guarantors and Deutsche Bank Securities Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-4, filed on August 18, 2003, Reg. No. 333-111499)

      4.5 Indenture (including form of note) dated November 30, 2001 among Roadway Corporation (predecessor in interest to Roadway LLC), certain subsidiary guarantors and SunTrust Bank, as trustee, relating to Roadway's 8 1/4% Senior Notes due December 1, 2008 (incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-4, filed on August 18, 2003, Reg. No. 333-111499)

      4.6* Supplemental Indenture, dated as of December 11, 2003, among Roadway LLC, as successor obligor, Yellow Roadway Corporation, as a Guarantor, and SunTrust Bank, as Trustee, supplementing the Indenture, dated as of November 30, 2001 for the Roadway Corporation 8 1/4% Senior Notes due December 1, 2008.

      10.1 Credit Agreement, dated as of December 11, 2003, among Yellow Roadway Corporation, certain of its subsidiaries, various lenders, Bank One, NA, and SunTrust Bank as Co-Syndication Agents; Fleet National Bank and Wachovia Bank, National Association as Co-Documentation Agents; Deutsche Bank AG, New York Branch as Administrative Agent; and Deutsche Bank Securities, Inc. as Sole Lead Arranger and Sole Book Running Manager. Certain schedules and exhibits to this Credit Agreement have not been filed with this exhibit. The schedules and exhibits contain various items related to the representations and warranties made by the parties to the Credit Agreement and forms of documents executed or to be executed in connection with the operation of the Credit Agreement. The registrant agrees to furnish supplementally any omitted schedule or exhibit to the SEC upon request. (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on December 11, 2003, Reg. No. 000-12255)

      10.2 Master Separation and Distribution Agreement dated as of September 30, 2002, between Yellow Corporation and SCS Transportation, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, Reg. No. 000-12255)

      10.3 Tax Indemnification and Allocation Agreement dated as of September 30, 2002, between Yellow Corporation and SCS Transportation, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, Reg. No. 000-12255)

      10.4 (a) Amendment and Restatement dated July 30, 1999 of the Receivables Purchase Agreement Dated as of August 2, 1996, among Yellow Receivables Corporation, Falcon Asset Securitization Corporation, the financial institutions named therein and The First National Bank of Chicago, as Agent (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, Reg. No. 000-12255)

            (b) Omnibus Amendment dated as of December 31, 2002, among Yellow Transportation, Inc., Yellow Receivables Corporation, Falcon Asset Securitization Corporation, and Bank One, N.A., as Agent and Investor (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255)

            (c) Amendments: (1) Amendment No. 1 to Receivables Sale Agreement, entered into as of July 30, 1999, to that certain Receivables Sale Agreement, dated as of August 2, 1996 by and between Yellow Freight System, Inc. and Yellow Receivables Corporation; (2) Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of July 28, 2000, to that certain Amended and Restated Receivables Purchase Agreement, dated as of July 30, 1999, by and among Yellow Receivables Corporation, the Investors, Falcon Asset Securitization Corporation and Bank One, NA (formerly known as The First National Bank of Chicago), as Agent; (3) Amendment to Amended and Restated Receivables Purchase Agreement, entered into as of May 1, 2001, to that certain Amended and Restated Receivables Purchase Agreement, dated as of July 30, 1999, by and among Yellow Receivables Corporation, Falcon Asset Securitization Corporation and Bank One, NA (formerly known as The First National Bank of Chicago), as Agent;
            (4) Second Amendment to Amended and Restated Receivables Purchase Agreement, entered into as of January 23, 2002, to that certain Amended and Restated Receivables Purchase Agreement, dated as of July 30, 1999, by and among Yellow Receivables Corporation, Falcon Asset Securitization Corporation and Bank One, NA, as Agent; (5) Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, entered into as of April 23, 2002, to that certain Amended and Restated Receivables Purchase Agreement, dated as of July 30, 1999, by and among Yellow Receivables Corporation, Falcon Asset Securitization Corporation and Bank One, NA (formerly known as The First

            National Bank of Chicago), as Agent; (6) Waiver and Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, entered into as of August 1, 2002, to that certain Amended and Restated Receivables Purchase Agreement, dated as of July 30, 1999, by and among Yellow Receivables Corporation, Falcon Asset Securitization Corporation and Bank One, NA (formerly known as The First National Bank of Chicago), as Agent; (7) Omnibus Amendment, entered into as of December 31, 2002, to that certain Receivables Sale Agreement, dated as of August 2, 1996, by and among Yellow Transportation, Inc. (f/k/a Yellow Freight System, Inc.), Yellow Receivables Corporation, Falcon Asset Securitization Corporation and Bank One, NA (formerly known as The First National Bank of Chicago), as Agent; (8) Amendment No. 4 to Amended and Restated Receivables Purchase Agreement, entered into as of April 29, 2003, to that certain Amended and Restated Receivables Purchase Agreement, dated as of July 30, 1999, by and among Yellow Receivables Corporation, Falcon Asset Securitization Corporation and Bank One, NA (formerly known as The First National Bank of Chicago), as Agent (incorporated by reference to Exhibit 10.1 (as Amendments to Amended and Restated Receivables Purchase Agreement dated July 30, 1999) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, Reg. No. 000-12255)

   10.4(d)* Amendment No. 5 to Amended and Restated Receivables Purchase
            Agreement, entered into as of December 11, 2003, by and among Yellow Receivables Corporation, Falcon Asset Securitization Corporation and Bank One, NA, amending the Amended and Restated Receivables Purchase Agreement, dated as of July 30, 1999.

      10.5* Operating lease agreement by and between Roadway Express, Inc. and ABN AMRO North America, Inc., dated as of March 15, 1996 (and documents not filed which are substantially identical in all material respects to previously filed documents: (1) Master Lease Agreement between Roadway Express, Inc. and ABN AMRO Bank N.V. dated March 3, 1997. This lease agreement for 3,250 linehaul trailers is identical in all material respects to the Master Lease Agreement dated March 15, 1996 and (2) Master Lease Agreement between Roadway Express, Inc. and ABN AMRO Bank N.V. dated April 1, 1998. This lease agreement for 3,250 linehaul trailers is identical in all material respects to the Master Lease Agreement dated March 15, 1996)

      10.6* Operating lease agreement between Roadway Express, Inc. and General
            Electric Capital Corporation, dated as of July 1, 1998

      10.7* Operating lease agreement between Roadway Express, Inc. and ICX
            Corporation, dated as of May 10, 1999

      10.8* Data Processing and Information Technology Agreement between Roadway
            Express, Inc. and Affiliated Computer Services, Inc., dated September 11, 1998

      10.9 Employment Agreement dated December 15, 1999 between Yellow Corporation and William D. Zollars (incorporated by reference to
            Exhibit 10 to the Annual Report on Form 10-K for the year ended December 31, 1999, Reg. No. 000-12255) and Amendment Number One to Employment Agreement dated December 15, 1999 between Yellow Corporation and William D. Zollars (incorporated by reference to
            Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, Reg. No. 000-12255)

      10.10 Employment Agreement, dated as of October 10, 2003, by and between Yankee LLC and James D. Staley (incorporated by reference to Exhibit
            10.1 to Amendment No. 3 to Registration Statement on Form S-4, filed on October 17, 2003, Reg. No. 333-108081)

      10.11 Form of Executive Severance Agreement between Yellow Corporation and its executive officers (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255)

      10.12 2002 Stock Option and Share Award Plan (incorporated by reference to
            Exhibit 4 to the Registration Statement on Form S-8, filed on May 15, 2002, SEC File No. 333-88268)

      10.13 1999 Stock Option Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, filed on November 9, 2000, SEC File No. 333-49620)

      10.14 1997 Stock Option Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, filed on July 8, 1998, SEC File No. 333-59255)

     10.15 1996 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255)

     10.16 1992 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255)

     10.17  Form of Stock Option Agreement (incorporated by reference to Exhibit
            10.8 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255)

     10.18 Form of Restricted Stock Award Agreement pursuant to 1992 Stock Option Plan with Non-Compete Covenant between Yellow Corporation and each of William D. Zollars, Donald G. Barger, Jr., Gregory A. Reid, James D. Ritchie and James L. Welch (incorporated by reference to
            Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255)

     10.19 Form of Option Agreement pursuant to Directors' Stock Compensation Plan for January 2003 grants (incorporated by reference to Exhibit
            10.15 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255)

     10.20 Form of Option Agreement pursuant to Directors' Stock Compensation Plan for grants prior to January 2003 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255)

     10.21* Form of Yellow Roadway Corporation Share Award Agreement

     10.22 Supplemental Retirement Income Agreement dated July 20, 2001, between Yellow Corporation and Donald G. Barger, Jr. (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, Reg. No. 000-12255)

     10.23  Executive Deferred Compensation Plan (incorporated by reference to
            Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255)

     10.24 Amended Directors' Stock Compensation Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, filed on November 9, 2000, SEC File No. 333-49618)

     10.25* Roadway Corporation 401(a)(17) Benefit Plan (Effective January 1,
            2002), as amended by First Amendment to the Roadway Corporation 401(a)(17) Benefit Plan and Second Amendment to the Roadway Corporation 401(a)(17) Benefit Plan

     10.26* Roadway Corporation Excess Benefit Plan (Effective as of January 1,
            2002), as amended by First Amendment to the Roadway Corporation Excess Benefit Plan and Second Amendment to the Roadway Corporation Excess Benefit Plan

     10.27* Roadway LLC Pension Plan, amended and restated as of January 1,
            2004

     10.28* Yellow Corporation Pension Plan, amended and restated as of January
            1, 2004

      16.1 Letter from Arthur Andersen LLP dated May 17, 2002, regarding change in certifying accountant (incorporated by reference to Exhibit 16 to the Current Report on Form 8-K for the event dated as of May 17,
            2002)

      21.1  Subsidiaries of the company

      23.1* Consent of KMPG LLP

      23.2* Consent of Ernst & Young LLP

      31.1* Certification of William Zollars pursuant to Exchange Act Rules
            13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2* Certification of Donald G. Barger, Jr. pursuant to Exchange Act
            Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1* Certification of Williams Zollars pursuant to 18 U.S.C. Section
            1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2* Certification of Donald G. Barger, Jr. pursuant to 18 U.S.C. Section
            1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.1 Roadway Corporation and Subsidiaries Audited Consolidated Financial Statements for the Period January 1 to December 11, 2003 and the Years Ended December 31, 2002 and 2001 (incorporated by reference to
            Exhibit 99.1 to the Form 8-K filed on February 19, 2004 and Amendment No. 1 to Form 8-K filed on March 4, 2004).

      99.2* Roadway LLC and Subsidiaries Audited Consolidated Financial
            Statements for the Period December 12 to December 31, 2003

      99.3* Roadway Express, Inc, and Subsidiaries Audited Consolidated
            Financial Statements for the Period January 1 to December 11, 2003 and the Years Ended December 31, 2002 and 2001

      99.4* Roadway Express, Inc. and Subsidiaries Audited Consolidated
            Financial Statements for the Period December 12 to December 31, 2003

      99.5* Roadway Next Day Corporation Audited Consolidated Financial
            Statements for the Period January 1 to December 11, 2003, the Year ended December 31, 2002, the One Month Period ended December 31, 2001 (Successor Periods) and Eleven Month Period Ended November 30, 2001 (Predecessor Periods)

      99.6* Roadway Next Day Corporation Audited Consolidated Financial
            Statements for the Period December 12 to December 31, 2003

----------
*     Indicates documents filed herewith.

(b)   Reports on Form 8-K

      On October 1, 2003, a Form 8-K was furnished under Item 9, Regulation FD Disclosure, which announced via a press release that we would host an analyst meeting on Friday, October 3, 2003.

      On October 20, 2003, a Form 8-K was furnished under Item 9, Regulation FD Disclosure, reporting the issuance of a press release regarding the certification of responses by Yellow and Roadway Corporation to the U.S. Department of Justice's second request for additional information.

      On October 21, 2003, a Form 8-K was filed under Item 5, Other Events and
      Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, and furnished under Item 9, Regulation FD Disclosure, announcing the completion of the private offering of $250 million in contingent convertible senior notes. We made available in this Form 8-K the consolidated financial statements of Roadway Corporation for the years ended 2002, 2001 and 2000 and for the first and second quarters of 2003; the unaudited condensed combined pro forma balance sheet as of June 30, 2003, pro forma statements of operations for the year ended December 31, 2002 and the six months ended June 30, 2002, the pro forma statement of cash flows for the six months ended June 30, 2003 and the notes to the unaudited condensed combined pro forma financial statements; and the consolidated financial statements of Yellow Corporation and its subsidiaries for the years ended December 31, 2002, 2001 and 2002 and for the three months and six months ended June 30, 2003 and 2002.

      On October 21, 2003, a Form 8-K/A was filed under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, to re-file
      Exhibit 23.1, the Consent of Ernst & Young LLP, to include certain dates that were inadvertently omitted from the original filing.

      On October 24, 2003, a Form 8-K was furnished to the SEC under Item 12, Results of Operations and Financial Condition, in which we made available our results of operations and financial condition for the quarter ending September 30, 2003 by means of a press release.

      On October 24, 2003, a Form 8-K was furnished to the SEC under Item 9, Regulation FD Disclosure, in which we corrected a statement made during our third quarter conference call regarding the general rate increase.

      On November 18, 2003, a Form 8-K was filed under Item 5, Other Events, to announce via a press release the expiration of the Hart-Scott-Rodino waiting period related to the pending acquisition of Roadway Corporation.

      On November 19, 2003, a Form 8-K was filed under Item 5, Other Events and Required FD Disclosure, to announce that Yellow Roadway was seeking to raise, subject to market and other conditions, approximately $130 million through a private offering of contingent convertible senior notes. Certain pro forma financial information related to the merger was provided in
      Exhibit 99.2 pursuant to Regulation FD.

      On November 20, 2003, a Form 8-K was filed under Item 5, Other Events and Required FD Disclosure, to announce via a press release that our previously announced private offering of $130 million of contingent convertible senior notes due 2023 had been priced at an annual interest rate of 3.375%. These notes are convertible into shares of Yellow Roadway common stock at a conversion price of $46.00 per share upon the occurrence of certain events.

      On November 21, 2003, a Form 8-K was filed under Item 5, Other Events and Required FD Disclosure, to announce via a press release that we would issue an additional $20 million of the 3.375% Contingent Convertible Senior Notes due 2023 pursuant to the exercise of the initial purchasers' overallotment option.

      On November 25, 2003, a Form 8-K was filed under Item 5, Other Events and Required FD Disclosure, to announce via a press release the cash election deadline related to the pending acquisition of Roadway by Yellow.

      On December 3, 2003, a Form 8-K was furnished under Item 9, Regulation FD Disclosure, to announce via a press release a meeting for investors and analysts to be held on December 10, 2003.

      On December 5, 2003, a Form 8-K was filed under Item 5, Other Events and Required FD Disclosure, to announce via a press release the exchange ratio that would be used to calculate the merger consideration in the acquisition of Roadway by Yellow.

      On December 9, 2003, a Form 8-K was filed under Item 5, Other Events and Required FD Disclosure, to announce via a press release the results of the company's special meeting of shareholders held to approve the issuance of shares and name change related to the acquisition of Roadway by Yellow.

      On December 10, 2003, a Form 8-K was furnished under Item 9, Regulation FD Disclosure, to make available a slideshow presentation used at a meeting for investors and analysts held on December 10, 2003.

      On December 11, 2003, a Form 8-K was furnished under Item 9, Regulation FD Disclosure, to announce via a press release the completion of our acquisition of Roadway Corporation.

      On December 15, 2003, a Form 8-K was furnished under Item 9, Regulation FD Disclosure, to announce via a press release the results of the cash election process related to the acquisition of Roadway Corporation by Yellow Corporation, which was completed on December 11, 2003.

      On December 18, 2003, a Form 8-K was filed under Item 2, Acquisition or Disposition of Assets and Item 5, Other Events. Under Item 2, the Form 8-K details changes resulting from the acquisition, including the name change to Yellow Roadway Corporation, the addition of three new board members, the placement of James Staley as President and CEO of the operating subsidiary Roadway LLC, and a breakout of the purchase price into cash, stock and debt assumption. Under Item 5, the Form 8-K discusses the replacement of the existing credit facility with a new credit facility.

Report of Independent Auditors on Financial Statement Schedule

To the Board of Directors and Shareholders of Yellow Roadway Corporation:

Under date of February 20, 2004, we reported on the consolidated balance sheets of Yellow Roadway Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, shareholders' equity, and comprehensive income for each of the years in the three-year period ended December 31, 2003, as contained in the 2003 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts (Schedule II). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
------------------

Kansas City, Missouri
February 20, 2004

                                                                     Schedule II

                   Yellow Roadway Corporation and Subsidiaries
                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 2003, 2002 and 2001

                      COL. A                  COL. B          COL. C              COL. D      COL. E
            -----------------------------   ----------  --------------------     ----------  --------

                                                             ADDITIONS
                                                        --------------------
                                                           -1-       -2-
                                             Balance,    Charged    Charged                  Balance,
                                            Beginning   To Costs/   To Other                  End Of
            Description                      Of Year    Expenses   Acccounts     Deductions   Year
                                              (a)                                   (b)        (d)
                                                                (in thousands)
            Year ended December 31, 2003:
            Deducted from asset account -
              Allowance for uncollectible
              accounts                      $  15,731   $  14,713  $   6,241(c)  $ (15,846)  $ 20,839
                                            =========   =========  =========     =========   ========
            Added to liability account -
             Claims and insurance accruals  $ 115,214   $ 114,585  $ 170,422(c)  $(100,939)  $299,282
                                            =========   =========  =========     =========   ========

            Year ended December 31, 2002:
            Deducted from asset account -
              Allowance for uncollectible
              accounts                      $   7,695   $  25,834  $     189     $ (17,987)  $ 15,731
                                            =========   =========  =========     =========   ========
            Added to liability account -
              Claims and insurance
              accruals                      $ 110,298   $  95,947  $      --     $ (91,031)  $115,214
                                            =========   =========  =========     =========   ========

            Year ended December 31, 2001:
            Deducted from asset account -
             Allowance for uncollectible
              accounts                      $  10,591   $  14,744  $     332     $ (17,972)  $  7,695
                                            =========   =========  =========     =========   ========
            Added to liability account -
              Claims and insurance
              accruals                      $ 119,479   $  84,797  $      --     $ (93,978)  $110,298
                                            =========   =========  =========     =========   ========

(a) All balances shown have been reclassified to reflect valuation and qualifying accounts of continuing operations due to the spin-off of SCST on September 30, 2002.

(b) Regarding the allowance for uncollectible accounts, amounts primarily relate to uncollectible accounts written off, net of recoveries. For the claims and insurance accruals, amounts primarily relate to payments of claims and insurance.

(c) These amounts primarily represent the beginning balances for Roadway LLC as of December 11, 2003.

(d) 2003 balances include the results of Roadway LLC from the date of acquisition (December 11) through December 31, 2003.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Yellow Roadway Corporation

                                            BY: /s/ William D. Zollars
                                                ----------------------
                                                William D. Zollars
                                                Chairman of the Board, President
                                                and Chief Executive Officer

    March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        /s/ Donald G. Barger, Jr.   Senior Vice President         March 15, 2004
      ---------------------------   and Chief Financial Officer
          Donald G. Barger, Jr.

        /s/ Cassandra C. Carr       Director                      March 15, 2004
      ---------------------------
          Cassandra C. Carr

        /s/ Howard M. Dean          Director                      March 15, 2004
      ---------------------------
          Howard M. Dean

        /s/ Frank P. Doyle          Director                      March 15, 2004
      ---------------------------
          Frank P. Doyle

        /s/ John F. Fiedler         Director                      March 15, 2004
      ---------------------------
          John F. Fiedler

        /s/ Dennis E. Foster        Director                      March 15, 2004
      ---------------------------
          Dennis E. Foster

        /s/ John C. McKelvey        Director                      March 15, 2004
      ---------------------------
          John C. McKelvey

        /s/ Phillip J. Meek         Director                      March 15, 2004
      ---------------------------
          Phillip J. Meek

        /s/ William L. Trubeck      Director                      March 15, 2004
      ---------------------------
          William L. Trubeck

        /s/ Carl W. Vogt            Director                      March 15, 2004
      ---------------------------
          Carl W. Vogt