Form 10-Q
period 2004-03-31
YELLOW ROADWAY CORP
filed 2004-05-10
CIK 716006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                                 --------------

                                       OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                      to
                                --------------------    -----------------------

                         Commission file number 0-12255
                                                -------

                           YELLOW ROADWAY CORPORATION
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

                            Yes  X    No
                                ---       ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            Yes  X    No
                                ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                       Outstanding at April 30, 2004
                      -----                       -----------------------------
       Common Stock, $1 Par Value Per Share             48,013,855 shares

                                      INDEX


Item                                                                                                Page
----                                                                                                ----
                                     PART I

1.    Financial Statements

      Consolidated Balance Sheets -
        March 31, 2004 and December 31, 2003                                                          3

      Statements of Consolidated Operations -
        Three Months Ended March 31, 2004 and 2003                                                    4

      Statements of Consolidated Cash Flows -
        Three Months Ended March 31, 2004 and 2003                                                    5

      Notes to Consolidated Financial Statements                                                      6

2.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                                                18

3.    Quantitative and Qualitative Disclosures About Market Risk                                     25

4.    Controls and Procedures                                                                        26

                                     PART II
1.    Legal Proceedings                                                                              27

2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities               27

3.    Defaults Upon Senior Securities                                                                27

4.    Submission of Matters to a Vote of Security Holders                                            27

5.    Other Information                                                                              27

6.    Exhibits and Reports on Form 8-K                                                               27

      Signatures                                                                                     29

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                   Yellow Roadway Corporation and Subsidiaries
                  (Amounts in thousands except per share data)
                                   (Unaudited)


                                                        March 31,    December 31,
                                                             2004            2003
                                                     ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents                          $     20,688    $     75,166
  Accounts receivable, net                                734,263         699,142
  Prepaid expenses and other                              107,249         110,128
                                                     ------------    ------------
    Total current assets                                  862,200         884,436
                                                     ------------    ------------
Property and Equipment:
  Cost                                                  2,593,109       2,538,614
  Less - accumulated depreciation                       1,163,099       1,135,346
                                                     ------------    ------------
    Net property and equipment                          1,430,010       1,403,268
                                                     ------------    ------------
Goodwill                                                  618,532         617,313
Intangibles, net                                          466,903         467,114
Other assets                                               92,546          91,098
                                                     ------------    ------------
    TOTAL ASSETS                                     $  3,470,191    $  3,463,229
                                                     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                   $    209,316    $    260,175
  Wages, vacations and employees' benefits                394,511         351,287
  Other current and accrued liabilities                   231,787         178,478
  Asset backed securitization ("ABS") borrowings           13,000          71,500
  Current maturities of long-term debt                      4,506           1,757
                                                     ------------    ------------
    Total current liabilities                             853,120         863,197
                                                     ------------    ------------
Other Liabilities:
  Long-term debt, less current portion                    810,104         836,082
  Deferred income taxes, net                              296,406         298,256
  Accrued pension and postretirement                      275,875         256,187
  Claims and other liabilities                            208,583         207,422
                                                     ------------    ------------
    Total other liabilities                             1,590,968       1,597,947
                                                     ------------    ------------

Shareholders' Equity:
  Common stock, $1 par value per share                     50,352          50,146
  Capital surplus                                         660,335         653,739
  Retained earnings                                       384,313         366,157
  Accumulated other comprehensive loss                    (23,106)        (23,167)
  Unamortized restricted stock awards                      (4,392)           (567)
  Treasury stock, at cost (2,238 and 2,359 shares)        (41,399)        (44,223)
                                                     ------------    ------------
    Total shareholders' equity                          1,026,103       1,002,085
                                                     ------------    ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  3,470,191    $  3,463,229
                                                     ============    ============


        The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                   Yellow Roadway Corporation and Subsidiaries
                       For the Three Months Ended March 31
                  (Amounts in thousands except per share data)
                                   (Unaudited)



                                                     2004           2003
                                              -----------    -----------
OPERATING REVENUE                             $ 1,552,135    $   681,093
                                              -----------    -----------

OPERATING EXPENSES:
  Salaries, wages and employees' benefits         993,550        438,748
  Operating expenses and supplies                 238,357        109,943
  Operating taxes and licenses                     40,565         19,767
  Claims and insurance                             30,013         12,724
  Depreciation and amortization                    40,606         20,268
  Purchased transportation                        167,264         67,873
  Losses on property disposals, net                   462             11
                                              -----------    -----------
    Total operating expenses                    1,510,817        669,334
                                              -----------    -----------
      OPERATING INCOME                             41,318         11,759
                                              -----------    -----------

NONOPERATING (INCOME) EXPENSES:
  Interest expense                                 11,910          2,646
  Other                                              (120)           (93)
                                              -----------    -----------
    Nonoperating expenses, net                     11,790          2,553
                                              -----------    -----------

INCOME BEFORE INCOME TAXES                         29,528          9,206
Income tax provision                               11,372          3,580
                                              -----------    -----------
  NET INCOME                                  $    18,156    $     5,626
                                              ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING - BASIC          47,874         29,583

AVERAGE COMMON SHARES OUTSTANDING - DILUTED        48,246         29,818

BASIC EARNINGS PER SHARE                      $      0.38    $      0.19

DILUTED EARNINGS PER SHARE                    $      0.38    $      0.19

        The accompanying notes are an integral part of these statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                   Yellow Roadway Corporation and Subsidiaries
                       For the Three Months Ended March 31
                             (Amounts in thousands)
                                   (Unaudited)



                                                             2004         2003
                                                        ---------    ---------
OPERATING ACTIVITIES:
Net income                                              $  18,156    $   5,626
Noncash items included in net income:
  Depreciation and amortization                            40,606       20,268
  Losses on property disposals, net                           462           11
  Deferred income tax provision, net                       (3,602)          --
Changes in assets and liabilities, net:
  Accounts receivable                                     (25,644)       3,013
  Accounts payable                                        (60,204)     (37,076)
  Other working capital items                             111,285       23,594
  Claims and other                                         10,395        5,183
Other, net                                                 (1,725)        (564)
                                                        ---------    ---------
  NET CASH FROM OPERATING ACTIVITIES                       89,729       20,055
                                                        ---------    ---------

INVESTING ACTIVITIES:
Acquisition of property and equipment                     (57,931)     (26,141)
Proceeds from disposal of property and equipment              350          691
Acquisition of companies                                   (7,881)          --
                                                        ---------    ---------
  NET CASH USED IN INVESTING ACTIVITIES                   (65,462)     (25,450)
                                                        ---------    ---------

FINANCING ACTIVITIES:
ABS borrowings, net                                       (58,500)          --
Repayment of long-term debt                               (22,014)         (21)
Proceeds from exercise of stock options                     1,769           38
                                                        ---------    ---------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     (78,745)          17
                                                        ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (54,478)      (5,378)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             75,166       28,714
                                                        ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $  20,688    $  23,336
                                                        =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (refunds), net                        $ (15,146)   $   4,832
Interest paid                                               8,791        1,510


        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Yellow Roadway Corporation and Subsidiaries
                                   (Unaudited)

1.       DESCRIPTION OF BUSINESS

         Yellow Roadway Corporation (also referred to as "Yellow Roadway," "we" or "our"), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of asset and non-asset-based transportation services. Yellow Technologies, Inc., a captive corporate resource, provides innovative technology solutions and services exclusively for Yellow Roadway companies. Our operating subsidiaries include the following:

             o Yellow Transportation, Inc. ("Yellow Transportation") is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. Approximately 40 percent of Yellow Transportation shipments are completed in two days or less.

             o Roadway Express, Inc. ("Roadway Express") is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through decentralized management and customer facing organizations. Approximately 30 percent of Roadway Express shipments are completed in two days or less. Roadway Express owns 100 percent of Reimer Express Lines Ltd. located in Canada that specializes in shipments into, across and out of Canada.

             o Roadway Next Day Corporation is a holding company focused on business opportunities in the regional and next-day delivery lanes. Roadway Next Day Corporation owns 100 percent of New Penn Motor Express, Inc. ("New Penn"), which provides regional, next-day ground services through a network of facilities located in the Northeastern United States ("U.S."), Quebec, Canada and Puerto Rico.

             o Meridian IQ, Inc. ("Meridian IQ") is a non-asset-based global transportation management company that plans and coordinates the movement of goods throughout the world, providing customers a quick return on investment, more efficient supply-chain processes and a single source for transportation management solutions.

         On December 11, 2003, we successfully closed the acquisition of Roadway Corporation ("Roadway"). Roadway became Roadway LLC ("Roadway Group") and a subsidiary of Yellow Roadway. Consideration for the acquisition included $494 million in cash and 18.0 million shares of Yellow Roadway common stock for a total purchase price of approximately $1.1 billion. The Roadway Group has two operating segments, Roadway Express and New Penn.

2.       PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Yellow Roadway Corporation and its wholly owned subsidiaries. We have prepared the consolidated financial statements, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

3.       ACQUISITIONS

         In accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations ("Statement No. 141"), Yellow Roadway allocates the purchase price of its acquisitions to the tangible and intangible assets and liabilities of the acquired entity based on their fair values. We record the excess purchase price over the fair values as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("Statement No. 142"), goodwill and intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets' fair value. Intangible assets with estimatable useful lives are amortized on a straight-line basis over their respective useful lives.

         ROADWAY CORPORATION

         On December 11, 2003, we closed the acquisition of Roadway. Consideration for the acquisition included $494 million in cash and
         18.0 million shares of Yellow Roadway common stock for a total purchase price of approximately $1.1 billion. We allocated $597.0 million of the purchase price to goodwill and $461.3 million to intangible assets. Refer to our goodwill and intangibles note for further details.

         In accordance with Statement No. 141, we accounted for the acquisition under purchase accounting. As a result, our Statements of Consolidated Operations and Statements of Consolidated Cash Flows include results of Roadway Express and New Penn from the date of acquisition. Our first quarter 2003 results do not reflect the operations of the Roadway Group.

         Pro Forma Results

         The following unaudited pro forma financial information presents the combined results of operations of Yellow Roadway as if the acquisition had occurred on January 1, 2003. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of Yellow Roadway that would have been reported had the acquisition been completed as of the date presented, and should not be taken as representative of the future consolidated results of operations of Yellow Roadway. Summarized unaudited pro forma results were as follows for the three months ended March 31, 2003:

         (in millions except per share data)
         ----------------------------------------------------------------------
         Operating revenue                                            $ 1,441.4
         Operating income                                                  34.4
         Income from continuing operations                                 12.8
         Net income                                                        12.9
         Diluted earnings per share:
           Income from continuing operations                               0.27
           Net income                                                      0.27
         ----------------------------------------------------------------------

         GPS LOGISTICS

         In August 2003, a subsidiary of Meridian IQ, Yellow GPS, LLC ("Yellow GPS"), acquired certain U.S. assets of GPS Logistics, a global logistics provider. Yellow GPS assumed certain of GPS Logistics' customer, lease and other obligations and became obligated to pay GPS Logistics earnout payments if certain financial targets for the combined business of Yellow GPS are met. No earnout payments were made in the first quarter of 2004. In addition, Yellow GPS received a call option to purchase the stock of each of GPS Logistics (EU) Ltd., the related United Kingdom ("U.K.") operations of GPS Logistics, and GPS Logistics Group Ltd., the related Asian operations of GPS Logistics.

         In February 2004, Yellow GPS exercised and closed its option to purchase GPS Logistics (EU) Ltd. Yellow GPS made a payment of $7.6 million, which is subject to upward and downward adjustments based on the financial performance of the U.K. business. The initial payment and acquisition expenses of $0.3 million were allocated as follows: $3.3 million to goodwill, $3.2 million to amortizable intangible assets, and $1.4 million to miscellaneous assets and liabilities. The results of GPS Logistics (EU) Ltd. have been included in our financial statements since the date of acquisition. The pro forma effect of this acquisition is not material to our results of operations. If Yellow GPS does not exercise the Asian option, it will be required to pay a deferred option price to the shareholders of GPS Logistics Group Ltd.

4.       GOODWILL AND INTANGIBLES

         The following table shows the amount of goodwill attributable to our operating segments with goodwill balances and changes therein:

                                                     Foreign
                                                    Currency
                                                 Translation
                  December 31,                  Adjustments/    March 31,
(in millions)             2003   Acquisitions      Reclasses         2004
-------------------------------------------------------------------------
Roadway Express   $      474.5   $         --   $        3.4    $   477.9
New Penn                 122.3             --           (5.5)       116.8
Meridian IQ               20.5            3.3             --         23.8
-------------------------------------------------------------------------
Goodwill          $      617.3   $        3.3   $       (2.1)   $   618.5
-------------------------------------------------------------------------

         As the Roadway acquisition occurred in December 2003, the allocation of the purchase price included in the December 31, 2003 and the March 31, 2004 Consolidated Balance Sheets was preliminary and subject to refinement. Although we do not expect any subsequent changes to have a material impact on our results of operations or amounts allocated to goodwill, such changes could result in material adjustments to the preliminary purchase allocation. The most significant pending items include the following: finalization of independent asset valuation for the Roadway tangible and intangible assets including associated remaining lives; completion of all direct costs associated with the acquisition; updating Roadway personnel information used to calculate the pension benefit obligation; determination of the fair value of tax-related contingencies; calculation of an estimate for certain contractual obligations; and certain other refinements. As of March 31, 2004 refinements to the purchase price allocation have not been significant. We expect substantially all of the above refinements will be completed by the end of second quarter 2004.

         The components of amortizable intangible assets are as follows:

                                                         March 31, 2004             December 31, 2003
                                                    ------------------------     -------------------------
                                     Weighted
                                      Average          Gross                        Gross
                                         Life       Carrying     Accumulated     Carrying      Accumulated
(in millions)                         (years)         Amount    Amortization       Amount     Amortization
----------------------------------------------------------------------------------------------------------
Customer related                           17       $  120.0    $        3.3     $  117.4     $        1.3
Marketing related                           6            0.9             0.2          0.7              0.2
Technology based                            3           17.5             2.0         17.1              0.6
----------------------------------------------------------------------------------------------------------
Intangible assets                                   $  138.4    $        5.5     $  135.2     $        2.1
----------------------------------------------------------------------------------------------------------

         Total marketing related intangible assets with indefinite lives were $334.0 million at March 31, 2004 and $334.1 million at December 31, 2003. These intangible assets are not subject to amortization. The change between periods related to foreign currency translation adjustments.

5.       EMPLOYEE BENEFITS

         COMPONENTS OF NET PERIODIC PENSION COST

         In December 2003, the Financial Accounting Standards Board revised SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132R"). SFAS 132R requires the disclosure of the components of the net periodic pension cost recognized during interim periods. The following table sets forth the components of our pension costs for the three months ended March 31, 2004 and 2003, and other postretirement costs for the three months ended March 31, 2004:

                                                                   Other
                                                               Postretirement
                                          Pension Costs            Costs
                                       --------------------    --------------
(in millions)                              2004        2003              2004 (a)
-----------------------------------------------------------------------------
Service cost                           $   10.2    $    4.0    $          0.5
Interest cost                              14.5         6.6               0.8
Expected return on plan assets            (13.3)       (6.7)               --
Amortization of net transition asset         --        (0.3)               --
Amortization of prior service cost          0.3         0.4                --
Amortization of net loss                    1.8         0.5                --
-----------------------------------------------------------------------------
Net periodic pension cost              $   13.5    $    4.5    $          1.3
-----------------------------------------------------------------------------

(a) Prior to the acquisition of Roadway, we did not provide these benefits; therefore other postretirement costs are not presented for first quarter 2003.

         EMPLOYER CONTRIBUTIONS

         In our Annual Report on Form 10-K for the year ended December 31, 2003, we disclosed that we expect to contribute approximately $45 million to our pension plans in 2004, and this expectation has not changed. As of March 31, 2004, our contributions to the pension plans have not been significant.

6.       BUSINESS SEGMENTS

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

         Yellow Roadway has four reportable segments, which are strategic business units that offer complementary transportation services to their customers. Yellow Transportation and Roadway Express are unionized carriers that provide comprehensive regional, national and international transportation services. New Penn is also a unionized carrier that focuses on business opportunities in the regional and next-day delivery lanes. Meridian IQ, our non-asset-based segment, provides domestic and international freight forwarding, multi-modal brokerage and transportation management services.

         The accounting policies of the segments are the same as those described in the Summary of Accounting Policies note in our Annual Report on Form 10-K for the year ended December 31, 2003. We charge management fees and other corporate services to our segments based on the direct benefits received or as a percentage of revenue. Corporate operating losses represent operating expenses of the holding company, including salaries, wages and benefits, along with incentive compensation and professional services, that have not been allocated to the operating segments. Corporate identifiable assets primarily refer to cash, cash equivalents and deferred debt issuance costs. Intersegment revenue relates to transportation services provided by Yellow Transportation to Meridian IQ and charges to Yellow Transportation for use of various Meridian IQ service names.

         The following table summarizes our operations by business segment:

                                               Yellow      Roadway          New    Meridian      Corporate/
(in millions)                          Transportation      Express         Penn          IQ    Eliminations    Consolidated
---------------------------------------------------------------------------------------------------------------------------
As of March 31, 2004
  Identifiable assets                  $        993.9    $ 1,989.1     $  337.5    $  102.6    $       47.1    $    3,470.2

As of December 31, 2003
  Identifiable assets                           986.5      2,002.4        340.7        79.9            53.7         3,463.2

Three months ended March 31, 2004
  External revenue                              733.8        717.1         56.1        45.1               -         1,552.1
  Intersegment revenue                            0.6            -            -         0.6            (1.2)              -
  Operating income (loss)                        26.4         15.0          5.8         0.6            (6.5)           41.3
  Adjustments to operating income(a)              0.5            -            -           -               -             0.5
  Adjusted operating income (loss)               26.9         15.0          5.8         0.6            (6.5)           41.8

Three months ended March 31, 2003(b)
  External revenue                              659.5            -            -        21.6               -           681.1
  Intersegment revenue                            0.6            -            -         0.5            (1.1)              -
  Operating income (loss)                        19.5            -            -        (0.9)           (6.8)           11.8
  Adjustments to operating income(a)                -            -            -           -               -               -
  Adjusted operating income (loss)               19.5            -            -        (0.9)           (6.8)           11.8
---------------------------------------------------------------------------------------------------------------------------



(a) Management excludes these items when evaluating operating income and segment performance to better evaluate the results of our core operations. In the periods presented, adjustments consisted of losses on property disposals.

(b) As of March 31, 2003, Roadway Express and New Penn had not been acquired; therefore segment information is not reported.

7.       STOCK-BASED COMPENSATION

         Yellow Roadway has various stock-based employee compensation plans, which are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2003. Yellow Roadway accounts for stock options issued under those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We do not reflect compensation costs in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

         We estimated the fair value per option for each option granted in the periods presented using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 31:

                                                                                    2004           2003
-------------------------------------------------------------------------------------------------------
Actual options granted                                                           28,000          14,000
Dividend yield                                                                       -%              -%
Expected volatility                                                               45.2%           47.2%
Risk-free interest rate                                                            2.6%            2.0%
Expected option life (years)                                                        3.6             3.0
Fair value per option                                                          $  12.61         $  8.88
-------------------------------------------------------------------------------------------------------

The following table illustrates the effect on net income and earnings per share if Yellow Roadway had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for the three months ended March 31:

(in millions except per share data)                                                 2004            2003
--------------------------------------------------------------------------------------------------------
Net income, as reported                                                         $   18.2         $   5.6
Less:  Total stock-based employee compensation expense
  determined under fair value based method for all awards, net of
  related tax effects                                                                0.5             0.5
--------------------------------------------------------------------------------------------------------
Pro forma net income                                                            $   17.7         $   5.1
--------------------------------------------------------------------------------------------------------

Basic earnings per share:
Net income - as reported                                                        $   0.38         $  0.19
Net income - pro forma                                                              0.37            0.17

Diluted earnings per share:
Net income - as reported                                                            0.38            0.19
Net income - pro forma                                                              0.37            0.17
--------------------------------------------------------------------------------------------------------

         In the first quarter of 2004, Yellow Roadway issued 27,647 shares of restricted stock from the 2002 stock option plan at $31.59 per share. These shares will vest ratably over the next three years. We also issued 86,063 performance share unit awards to certain executive officers under the long-term incentive plan implemented in 2002. Fifty percent of the awarded performance share units vest three years from the date of grant and the remaining 50 percent vest six years from the date of grant. None of these shares or performance share units are reflected in the fair value or pro forma results above.

8.       COMPREHENSIVE INCOME

         Our comprehensive income for the periods presented includes net income and foreign currency translation adjustments. The three months ended March 31, 2003 also included changes in the fair value of an interest rate swap. Comprehensive income for the three months ended March 31 follows:

(in millions)                                                                       2004           2003
-------------------------------------------------------------------------------------------------------
Net income                                                                       $  18.2         $  5.6
Changes in foreign currency translation adjustments                                    -            0.6
Changes in the fair value of an interest rate swap                                     -            0.3
-------------------------------------------------------------------------------------------------------
Comprehensive income                                                             $  18.2         $  6.5
-------------------------------------------------------------------------------------------------------

9.       RENTAL EXPENSES

         Yellow Roadway incurs rental expenses under noncancelable lease agreements for certain buildings and operating equipment. Rental expense is charged to "operating expenses and supplies" on the Statements of Consolidated Operations. The following table represents the actual rental expense, as reflected in operating income, incurred for the three months ended March 31:

(in millions)                                                                       2004           2003
-------------------------------------------------------------------------------------------------------
Rental expense                                                                   $  23.5         $  9.6
-------------------------------------------------------------------------------------------------------

10.      MULTI-EMPLOYER PENSION PLANS

         Yellow Transportation, Roadway Express and New Penn contribute to approximately 90 separate multi-employer health, welfare and pension plans for employees covered by collective bargaining agreements (approximately 77 percent of total employees). The largest of these plans, the Central States Southeast and Southwest Areas Pension Plan (the "Central States Plan") provides retirement benefits to approximately 53 percent of our total employees. The amounts of these contributions are determined by contract and established in the agreements. The health and welfare plans provide health care and disability benefits to active employees and retirees. The pension plans provide defined benefits to retired participants. We recognize as net pension cost the required contribution for the period and recognize as a liability any contributions due and unpaid.

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

11.      GUARANTEES OF THE CONTINGENT CONVERTIBLE SENIOR NOTES

         In August 2003, Yellow Roadway Corporation issued 5.0 percent contingent convertible senior notes due 2023. In November 2003, we issued 3.375 percent contingent convertible senior notes due 2023 (the August and November issuances, collectively, may also be known as the "contingent convertible senior notes"). In connection with the contingent convertible senior notes, the following 100 percent owned subsidiaries of Yellow Roadway have issued guarantees in favor of the holders of the contingent convertible senior notes: Yellow Transportation, Inc., Mission Supply Company, Yellow Relocation Services, Yellow Technologies, Inc., Meridian IQ, Inc., Yellow GPS, LLC, Globe.com Lines, Inc., Roadway LLC, Roadway Next Day Corporation, and Roadway Express, Inc. Each of the guarantees is full and unconditional and joint and several.

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

         The following represents summarized condensed consolidating financial information as of March 31, 2004 and December 31, 2003 with respect to the financial position and for the three months ended March 31, 2004 and 2003 for results of operations and cash flows of Yellow Roadway Corporation and its subsidiaries. The Parent column presents the financial information of Yellow Roadway Corporation, the primary obligor of the contingent convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the contingent convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries governed by foreign laws and Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that manage or managed our asset backed securitization ("ABS") agreements.

Condensed Consolidating Balance Sheets

                                                                                         Non-
March 31, 2004                                                    Guarantor         Guarantor
(in millions)                                       Parent     Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                                  --------     ------------      ------------      ------------     ------------
Cash and cash equivalents                         $      1     $          3      $         17      $          -     $         21
Intercompany advances receivable                       355                -                 -              (355)               -
Accounts receivable, net                                 3              316               415                 -              734
Prepaid expenses and other                               4               94                 9                 -              107
                                                  --------     ------------      ------------      ------------     ------------
  Total current assets                                 363              413               441              (355)             862
Property and equipment at cost                           -            2,485               108                 -            2,593
Less - accumulated depreciation                          -            1,153                10                 -            1,163
                                                  --------     ------------      ------------      ------------     ------------
  Net property and equipment                             -            1,332                98                 -            1,430
Investment in subsidiaries                           1,179              116                19            (1,314)               -
Receivable from affiliate                               29              150                 -              (179)               -
Goodwill, intangibles and other assets                  39              884               255                 -            1,178
                                                  --------     ------------      ------------      -----------      ------------
  Total assets                                    $  1,610     $      2,895      $        813      $     (1,848)    $      3,470
                                                  ========     ============      ============      ============     ============

Intercompany advances payable                     $      -     $         87      $        268      $       (355)    $          -
Accounts payable                                         3              186                20                 -              209
Wages, vacations and employees' benefits                 8              368                19                 -              395
Other current and accrued liabilities                   11              211                10                 -              232
ABS borrowings                                           -                -                13                 -               13
Current maturities of long-term debt                     4                -                 -                 -                4
                                                  --------     ------------      ------------      ------------     ------------
  Total current liabilities                             26              852               330              (355)             853
Payable to affiliate                                     -               24               155              (179)               -
Long-term debt, less current portion                   549              261                 -                 -              810
Deferred income taxes, net                             (12)             261                47                 -              296
Claims and other liabilities                            17              454                14                 -              485
Shareholders' equity                                 1,030            1,043               267            (1,314)           1,026
                                                  --------     ------------      ------------      ------------     ------------
  Total liabilities and shareholders' equity      $  1,610     $      2,895      $        813      $     (1,848)    $      3,470
                                                  ========     ============      ============      ============     ============


                                                                                         Non-
December 31, 2003                                                 Guarantor         Guarantor
(in millions)                                       Parent     Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                                  --------     ------------      ------------      ------------     ------------
Cash and cash equivalents                         $     19     $         20      $         36      $          -     $         75
Intercompany advances receivable                       180                4                 -              (184)               -
Accounts receivable, net                                 3              351               345                 -              699
Prepaid expenses and other                               5               97                 8                 -              110
                                                  --------     ------------      ------------      ------------     ------------
  Total current assets                                 207              472               389              (184)             884
Property and equipment at cost                           -            2,443                96                 -            2,539
Less - accumulated depreciation                          -            1,130                 6                 -            1,136
                                                  --------     ------------      ------------      ------------     ------------
  Net property and equipment                             -            1,313                90                 -            1,403
Investment in subsidiaries                           1,374              131                 -            (1,505)               -
Receivable from affiliate                                -              150                 -              (150)               -
Goodwill, intangibles and other assets                  39              884               253                 -            1,176
                                                  --------     ------------      ------------      ------------     ------------
  Total assets                                    $  1,620     $      2,950      $        732      $     (1,839)    $      3,463
                                                  ========     ============      ============      ============     ============

Intercompany advances payable                     $      -     $          -      $        184      $       (184)    $          -
Accounts payable                                        12              231                17                 -              260
Wages, vacations and employees' benefits                 6              330                15                 -              351
Other current and accrued liabilities                   (7)             173                12                 -              178
ABS borrowings                                           -                -                72                 -               72
Current maturities of long-term debt                     2                -                 -                 -                2
                                                  --------     ------------      ------------      ------------     ------------
  Total current liabilities                             13              734               300              (184)             863
Payable to affiliate                                     -                -               150              (150)               -
Long-term debt, less current portion                   573              263                 -                 -              836
Deferred income taxes, net                             (12)             263                47                 -              298
Claims and other liabilities                            14              437                13                 -              464
Shareholders' equity                                 1,032            1,253               222            (1,505)           1,002
                                                  --------     ------------      ------------      ------------     ------------
  Total liabilities and shareholders' equity      $  1,620     $      2,950      $        732      $     (1,839)    $      3,463
                                                  ========     ============      ============      ============     ============

Condensed Consolidating Statements of Operations

                                                                                         Non-
For the three months ended March 31, 2004                         Guarantor         Guarantor
(in millions)                                       Parent     Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                                  --------     ------------      ------------      ------------     ------------
Operating revenue                                 $     11     $      1,449      $        105      $        (13)    $      1,552
                                                  --------     ------------      ------------      ------------     ------------
Operating expenses:
Salaries, wages and employees' benefits                 11              930                53                 -              994
Operating expenses and supplies                          5              225                20               (12)             238
Operating taxes and licenses                             -               39                 2                 -               41
Claims and insurance                                     1               28                 1                 -               30
Depreciation and amortization                            -               37                 4                 -               41
Purchased transportation                                 -              148                19                 -              167
                                                  --------     ------------      ------------      ------------     ------------
  Total operating expenses                              17            1,407                99               (12)           1,511
                                                  --------     ------------      ------------      ------------     ------------
  Operating income (loss)                               (6)              42                 6                (1)              41
                                                  --------     ------------      ------------      ------------     ------------
Nonoperating (income) expenses:
Interest expense                                         8                8                 1                (5)              12
Other                                                  (31)              11               (11)               31                -
                                                  --------     ------------      ------------      ------------     ------------
  Nonoperating (income) expenses, net                  (23)              19               (10)               26               12
                                                  --------     ------------      ------------      ------------     ------------
Income (loss) before income taxes                       17               23                16               (27)              29
  Income tax provision                                  (3)               9                 5                 -               11
  Subsidiary earnings                                   22               (3)                -               (19)               -
                                                  --------     ------------      ------------      ------------     ------------
Net income (loss)                                 $     42     $         11      $         11      $        (46)    $         18
                                                  ========     ============      ============      ============     ============


                                                                                         Non-
For the three months ended March 31, 2003                         Guarantor         Guarantor
(in millions)                                       Parent     Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                                  --------     ------------      ------------      ------------     ------------
Operating revenue                                 $      4     $        675      $          6      $         (4)    $        681
                                                  --------     ------------      ------------      ------------     ------------
Operating expenses:
Salaries, wages and employees' benefits                  3              434                 2                 -              439
Operating expenses and supplies                          7              100                 7                (4)             110
Operating taxes and licenses                             -               20                 -                 -               20
Claims and insurance                                     -               12                 -                 -               12
Depreciation and amortization                            -               20                 -                 -               20
Purchased transportation                                 -               65                 3                 -               68
                                                  --------     ------------      ------------      ------------     ------------
  Total operating expenses                              10              651                12                (4)             669
                                                  --------     ------------      ------------      ------------     ------------
  Operating income (loss)                               (6)              24                (6)                -               12
                                                  --------     ------------      ------------      ------------     ------------
Nonoperating (income) expenses:
Interest expense                                         2                2                 1                (2)               3
Other                                                   (1)              14               (14)                1                -
                                                  --------     ------------      ------------      ------------     ------------
  Nonoperating (income) expenses, net                    1               16               (13)               (1)               3
                                                  --------     ------------      ------------      ------------     ------------
Income (loss) before income taxes                       (7)               8                 7                 1                9
  Income tax provision                                  (2)               2                 3                 -                3
  Subsidiary earnings                                   10                -                 -               (10)               -
                                                  --------     ------------      ------------      ------------     ------------
Net income (loss)                                 $      5     $          6      $          4      $         (9)    $          6
                                                  ========     ============      ============      ============     ============

Condensed Consolidating Statements of Cash Flows

                                                                                         Non-
For the three months ended March 31, 2004                         Guarantor         Guarantor
(in millions)                                       Parent     Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                                  --------     ------------      ------------      ------------     ------------
Operating activities:
  Net cash from (used in) operating activities    $     66     $        285      $        (37)     $       (224)    $         90
                                                  --------     ------------      ------------      ------------     ------------

Investing activities:
Acquisition of property and equipment                    -              (54)               (3)                -              (57)
Proceeds from disposal of property
  and equipment                                          -               (1)                1                 -                -
Acquisition of companies                                (8)               -                 -                 -               (8)
                                                  --------     ------------      ------------      ------------     ------------
    Net cash used in investing activities               (8)             (55)               (2)                -              (65)
                                                  --------     ------------      ------------      ------------     ------------

Financing Activities:
ABS borrowings, net                                      -                -               (59)                -              (59)
Repayment of long-term debt                            (22)               -                 -                 -              (22)
Proceeds from exercise of stock options                  2                -                 -                 -                2
Intercompany advances / repayments                     (56)            (247)               79               224                -
                                                  --------     ------------      ------------      ------------     ------------
    Net cash provided by (used in)
      financing activities                             (76)            (247)               20               224              (79)
                                                  --------     ------------      ------------      ------------     ------------
Net decrease in cash and cash equivalents              (18)             (17)              (19)                -              (54)
Cash and cash equivalents, beginning of
  period                                                19               20                36                 -               75
                                                  --------     ------------      ------------      ------------     ------------
Cash and cash equivalents, end of period          $      1     $          3      $         17      $          -     $         21
                                                  ========     ============      ============      ============     ============



                                                                                         Non-
For the three months ended March 31, 2003                         Guarantor         Guarantor
(in millions)                                       Parent     Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                                  --------     ------------      ------------      ------------     ------------
Operating activities:
  Net cash from (used in) operating activities    $     (2)    $         57      $        (35)     $          -     $         20
                                                  --------     ------------      ------------      ------------     ------------
Investing activities:
Acquisition of property and equipment                    -              (26)                -                 -              (26)
Proceeds from disposal of property
  and equipment                                          -                1                 -                 -                1
                                                  --------     ------------      ------------      ------------     ------------
    Net cash used in investing activities                -              (25)                -                 -              (25)
                                                  --------     ------------      ------------      ------------     ------------

Financing Activities:
Repayment of long-term debt                              -                -                 -                 -                -
Intercompany advances / repayments                      (5)             (31)               36                 -                -
                                                  --------     ------------      ------------      ------------     ------------
    Net cash provided by (used in)
      financing activities                              (5)             (31)               36                 -                -
                                                  --------     ------------      ------------      ------------     ------------
Net increase (decrease) in cash and cash
  equivalents                                           (7)               1                 1                 -               (5)
Cash and cash equivalents, beginning of
  period                                                22                2                 4                 -               28
                                                  --------     ------------      ------------      ------------     ------------
Cash and cash equivalents, end of period          $     15     $          3      $          5      $          -     $         23
                                                  ========     ============      ============      ============     ============

12.      GUARANTEES OF THE SENIOR NOTES DUE 2008

         In connection with the senior notes due 2008 that Yellow Roadway assumed by virtue of its merger with Roadway, and in addition to the primary obligor, Roadway LLC, Yellow Roadway Corporation and its following 100 percent owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2008: Roadway Next Day Corporation, New Penn Motor Express, Inc., Roadway Express, Inc., Roadway Reverse Logistics, Inc. and Roadway Express International, Inc. Each of the guarantees is full and unconditional and joint and several.

         The summarized consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of Yellow Roadway Corporation or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan.

         The following represents summarized condensed consolidating financial information of Yellow Roadway Corporation and its subsidiaries as of March 31, 2004 and December 31, 2003 with respect to the financial position, and for the three months ended March 31, 2004 for results of operations and cash flows. The primary obligor column presents the financial information of Roadway LLC. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2008 including Yellow Roadway, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that manage or managed our ABS agreements.

Condensed Consolidating Balance Sheets

                                                                                         Non-
March 31, 2004                                    Primary         Guarantor         Guarantor
(in millions)                                     Obligor      Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                                  -------      ------------      ------------      ------------     ------------
Cash and cash equivalents                         $     -      $          8      $         13      $          -     $         21
Intercompany advances receivable                       65               390                 -              (455)               -
Accounts receivable, net                                -               342               392                 -              734
Prepaid expenses and other                              -                56                51                 -              107
                                                  -------      ------------      ------------      ------------     ------------
  Total current assets                                 65               796               456              (455)             862
Property and equipment at cost                          -               834             1,759                 -            2,593
Less - accumulated depreciation                         -                19             1,144                 -            1,163
                                                  -------      ------------      ------------      ------------     ------------
  Net property and equipment                            -               815               615                 -            1,430
Investment in subsidiaries                            597             1,214                22            (1,833)               -
Receivable from affiliate                             650                 -                 -              (650)               -
Goodwill, intangibles and other assets                 20             1,082                76                 -            1,178
                                                  -------      ------------      ------------      ------------     ------------
  Total assets                                    $ 1,332      $      3,907      $      1,169      $     (2,938)    $      3,470
                                                  =======      ============      ============      ============     ============

Intercompany advances payable                     $    13      $         73      $        369      $       (455)    $          -
Accounts payable                                        -               101               108                 -              209
Wages, vacations and employees' benefits                1               217               177                 -              395
Other current and accrued liabilities                 (23)              155               100                 -              232
ABS borrowings                                          -                 -                13                 -               13
Current maturities of long-term debt                    -                 4                 -                 -                4
                                                  -------      ------------      ------------      ------------     ------------
  Total current liabilities                            (9)              550               767              (455)             853
Payable to affiliate                                    -               621               179              (800)               -
Long-term debt, less current portion                  248               548                14                 -              810
Deferred income taxes, net                            (12)              204               104                 -              296
Claims and other liabilities                            2               357               126                 -              485
Shareholders' equity                                1,103             1,627               (21)           (1,683)           1,026
                                                  -------      ------------      ------------      ------------     ------------
  Total liabilities and shareholders' equity      $ 1,332      $      3,907      $      1,169      $     (2,938)    $      3,470
                                                  =======      ============      ============      ============     ============

                                                                                         Non-
December 31, 2003                                 Primary         Guarantor         Guarantor
(in millions)                                     Obligor      Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                                  -------      ------------      ------------      ------------     ------------
Cash and cash equivalents                         $     -      $         62      $         13      $          -     $         75
Intercompany advances receivable                       38               109               104              (251)               -
Accounts receivable, net                                -               329               370                 -              699
Prepaid expenses and other                              -                39                71                 -              110
                                                  -------      ------------      ------------      ------------     ------------
  Total current assets                                 38               539               558              (251)             884
Property and equipment at cost                          -               812             1,727                 -            2,539
Less - accumulated depreciation                         -                 3             1,133                 -            1,136
                                                  -------      ------------      ------------      ------------     ------------
  Net property and equipment                            -               809               594                 -            1,403
Investment in subsidiaries                            593             1,402                 8            (2,003)               -
Receivable from affiliate                             650                 -                 -              (650)               -
Goodwill, intangibles and other assets                 21             1,073                82                 -            1,176
                                                  -------      ------------      ------------      ------------     ------------
  Total assets                                    $ 1,302      $      3,823      $      1,242      $     (2,904)    $      3,463
                                                  =======      ============      ============      ============     ============

Intercompany advances payable                     $     -      $          -      $        251      $       (251)    $          -
Accounts payable                                        1               123               136                 -              260
Wages, vacations and employees' benefits                1               188               162                 -              351
Other current and accrued liabilities                 (31)              110                99                 -              178
ABS borrowings                                          -                 -                72                 -               72
Current maturities of long-term debt                    -                 2                 -                 -                2
                                                  -------      ------------      ------------      ------------     ------------
  Total current liabilities                           (29)              423               720              (251)             863
Payable to affiliate                                    -               650                 -              (650)               -
Long-term debt, less current portion                  249               573                14                 -              836
Deferred income taxes, net                            (11)              205               104                 -              298
Claims and other liabilities                            1               347               116                 -              464
Shareholders' equity                                1,092             1,625               288            (2,003)           1,002
                                                  -------      ------------      ------------      ------------     ------------
  Total liabilities and shareholders' equity      $ 1,302      $      3,823      $      1,242      $     (2,904)    $      3,463
                                                  =======      ============      ============      ============     ============

Condensed Consolidating Statements of Operations

                                                                                         Non-
For the three months ended  March 31, 2004        Primary         Guarantor         Guarantor
(in millions)                                     Obligor      Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                                  -------      ------------      ------------      ------------     ------------
Operating revenue                                 $     -      $        751      $        814      $        (13)    $      1,552
                                                  -------      ------------      ------------      ------------     ------------
Operating expenses:
Salaries, wages and employees' benefits                 -               491               503                 -              994
Operating expenses and supplies                         -               127               123               (12)             238
Operating taxes and licenses                            -                18                23                 -               41
Claims and insurance                                    -                15                15                 -               30
Depreciation and amortization                           -                18                23                 -               41
Purchased transportation                                -                70                98                (1)             167
                                                  -------      ------------      ------------      ------------     ------------
  Total operating expenses                              -               739               785               (13)           1,511
                                                  -------      ------------      ------------      ------------     ------------
  Operating income (loss)                               -                12                29                 -               41
                                                  -------      ------------      ------------      ------------     ------------
Nonoperating (income) expenses:
Interest expense                                        3                21                 6               (18)              12
Other                                                 (13)               (6)                2                17                -
                                                  -------      ------------      ------------      ------------     ------------
  Nonoperating (income) expenses, net                 (10)               15                 8                (1)              12
                                                  -------      ------------      ------------      ------------     ------------
Income (loss) before income taxes                      10                (3)               21                 1               29
  Income tax provision                                  4                (1)                8                 -               11
  Subsidiary earnings                                   4                13                 -               (17)               -
                                                  -------      ------------      ------------      ------------     ------------
Net income (loss)                                 $    10      $         11      $         13      $        (16)    $         18
                                                  =======      ============      ============      ============     ============

Condensed Consolidating Statements of Cash Flows

                                                                                         Non-
For the three months ended  March 31, 2004        Primary         Guarantor         Guarantor
(in millions)                                     Obligor      Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                                  -------      ------------      ------------      ------------     ------------
Operating activities:
  Net cash from (used in) operating activities    $    14      $         79      $         (3)     $          -     $         90
                                                  -------      ------------      ------------      ------------     ------------
Investing activities:
Acquisition of property and equipment                   -               (16)              (41)                -              (57)
Proceeds from disposal of property
  and equipment                                         -                 -                 -                 -                -
Acquisition of companies                                -                (8)                -                 -               (8)
                                                  -------      ------------      ------------      ------------     ------------
    Net cash used in investing activities               -               (24)              (41)                -              (65)
                                                  -------      ------------      ------------      ------------     ------------

Financing Activities:
ABS borrowings, net                                     -                 -               (59)                -              (59)
Repayment of long-term debt                             -               (22)                -                 -              (22)
Proceeds from exercise of stock options                 -                 2                 -                 -                2
Intercompany advances/repayments                      (14)              (89)              103                 -                -
                                                  -------      ------------      ------------      ------------     ------------
    Net cash provided by (used in)
      financing activities                            (14)             (109)               44                 -              (79)
                                                  -------      ------------      ------------      ------------     ------------
Net decrease in cash and cash equivalents               -               (54)                -                 -              (54)
Cash and cash equivalents, beginning of
  period                                                -                62                13                 -               75
                                                  -------      ------------      ------------      ------------     ------------
Cash and cash equivalents, end of period          $     -      $          8      $         13      $          -     $         21
                                                  =======      ============      ============      ============     ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of Yellow Roadway Corporation (also referred to as "Yellow Roadway," "we" or "our"). MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended (each a "forward-looking statement"). Forward-looking statements include those preceded by, followed by or include the words "should," "expects," "believes," "anticipates," "estimates" or similar expressions. Our actual results could differ materially from those projected by these forward-looking statements due to a number of factors, including (without limitation), inflation, labor relations (i.e. disruptions, strikes or work stoppages), inclement weather, price and availability of fuel, competitor pricing activity, expense volatility, changes in and customer acceptance of new technology, our ability to capture cost synergies from our acquisition of Roadway Corporation, changes in equity and debt markets and a downturn in general or regional economic activity.

On December 11, 2003, we successfully closed the acquisition of Roadway Corporation ("Roadway"). Roadway became Roadway LLC ("Roadway Group") and a subsidiary of Yellow Roadway. Consideration for the acquisition included $494 million in cash and 18.0 million shares of Yellow Roadway common stock for a total purchase price of approximately $1.1 billion. The Roadway Group has two operating segments, Roadway Express, Inc. ("Roadway Express") and New Penn Motor Express, Inc. ("New Penn").

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, we accounted for the acquisition under purchase accounting. As a result, our Statements of Consolidated Operations and Statements of Consolidated Cash Flows include results for Roadway Express and New Penn from the date of acquisition. Our first quarter 2003 results do not reflect the operations of the Roadway Group; however, our Notes to Consolidated Financial Statements do include limited pro forma information that presents the combined results of operations of Yellow Roadway as if the Roadway acquisition had occurred at the beginning of the period presented. Management has provided the pro forma information to more accurately compare results among periods. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of Yellow Roadway that would have been reported had the acquisition been completed as of the date presented and should not be taken as representative of the future consolidated results of operations of Yellow Roadway.

RESULTS OF OPERATIONS

Our Results of Operations section focuses on the highlights and significant items that impacted our operating results during the first quarter. Our discussion will also explain the adjustments to operating income that management excludes when internally evaluating segment performance since the items are not related to the segments' core operations. Please refer to our Business Segments note for further discussion.

YELLOW TRANSPORTATION RESULTS

As one of our largest operating units, Yellow Transportation represented approximately 47 percent and 97 percent of our consolidated revenue in the first quarter of 2004 and 2003, respectively. On a pro forma basis, assuming the acquisition of Roadway had occurred on January 1, 2003, Yellow Transportation revenue would have represented approximately 46 percent of our consolidated revenue in the first quarter of 2003. The table below provides summary financial information for Yellow Transportation for the three months ended March 31:

(in millions)                                                2004            2003          Percent Change
---------------------------------------------------------------------------------------------------------
Operating revenue                                        $  734.5        $  660.1                   11.3%
Operating income                                             26.4            19.5                   35.5%
Adjustments to operating income(a)                            0.5               -                     n/m (b)
Adjusted operating income                                    26.9            19.5                   37.8%
Operating ratio                                             96.4%           97.0%                   0.6pp (c)
Adjusted operating ratio                                    96.3%           97.0%                   0.7pp
---------------------------------------------------------------------------------------------------------

(a) Represents charges that management excludes when evaluating segment performance to better understand our core operations (see discussion below).
(b)  Not meaningful.
(c)  Percentage points.

Yellow Transportation reported record first quarter revenue in 2004 of $734.5 million, representing an increase of $74.4 million or 11.3 percent from the first quarter of 2003. The revenue increase resulted from a combination of improving economic conditions, continued emphasis on premium services and meeting customer expectations. The two primary components of less-than-truckload ("LTL") revenue are tonnage, comprised of the number of shipments and the weight per shipment, and price, usually evaluated on a per hundred weight basis. In the first quarter of 2004, Yellow Transportation LTL tonnage increased by 6.6 percent per day, and LTL revenue per hundred weight, excluding the fuel surcharge, improved by 2.8 percent from the first quarter of 2003. The fuel surcharge, adjusted weekly based on a national index, represents an amount passed on to customers due to higher fuel costs and is common throughout the transportation industry. Since we receive the fuel surcharge from customers, it mostly offsets the higher fuel cost, and it has a high degree of volatility, we typically evaluate our pricing excluding this surcharge.

Premium services, an integral part of our strategy to offer a broad portfolio of services and meet the increasingly complex transportation needs of our customers, continued to deliver significant revenue growth. Premium services at Yellow Transportation include, among others, Exact Express(R), an expedited and time-definite ground service with a 100 percent satisfaction guarantee; and Definite Delivery(R), a guaranteed on-time service with constant shipment monitoring and notification. In the first quarter of 2004, total Exact Express revenue increased by 65 percent and Definite Delivery revenue increased by 23 percent compared to the first quarter of 2003. Yellow Transportation also offers Standard Ground(TM) Regional Advantage, a high-speed service for shipments moving between 500 and 1,500 miles. Standard Ground Regional Advantage revenue represented approximately 24 percent of total Yellow Transportation revenue in the first quarter of 2004 and increased over 18 percent from the first quarter of 2003. This service provides higher utilization of assets by use of more direct loading and bypassing intermediate handling at distribution centers.

Yellow Transportation operating income improved by $6.9 million in the first quarter of 2004 compared to the first quarter of 2003. Operating income increased due to higher revenue and our continued ability to effectively balance volume and price. Increased wage and benefit rates, primarily contractual, partially offset the operating income improvement. In addition, the first quarter of 2003 included a $1.3 million reduction in claims and insurance expense for an insurance recovery related to two former employees falsifying claims over several years. Operating expenses as a percentage of revenue decreased in the first quarter of 2004 by 0.6 percentage points compared to the first quarter of 2003, resulting in an operating ratio of 96.4 percent. Operating ratio refers to a common industry measurement calculated by dividing a company's operating expenses by its operating revenue.

In addition to the operating ratio, we evaluate our results based on incremental margins, or the change in operating income divided by the change in revenue. The incremental margin at Yellow Transportation from the first quarter of 2003 to the first quarter of 2004 was approximately 10 percent. This incremental margin did not meet our 15 to 20 percent guideline primarily due to the reduction in claims and insurance expense in the first quarter of 2003, as discussed above, and higher performance incentive accruals and corporate-allocated management fees in the first quarter of 2004. In any given quarter, our incremental margin may be above or below our targeted level of 15 to 20 percent. However, over the longer-term, our expectation is to average a 15 to 20 percent incremental margin.

Adjustments to operating income represent charges that management excludes when evaluating segment performance to better understand the results of our core operations. Management excludes the impact of gains and losses from the disposal of property as they reflect charges not related to the segment's primary business. For the three months ended March 31, 2004 and 2003, adjustments to operating income were $0.5 million and zero, respectively, and consisted entirely of property gains and losses.

ROADWAY EXPRESS RESULTS

As one of our recently acquired subsidiaries, Roadway Express results were not included in our first quarter 2003 results of operations, which makes 2004 results more challenging to evaluate against prior periods. In the first quarter of 2003, Roadway Express results reflected different accounting policies, and the effect of asset and liability valuations prior to adjusting them to their fair value, as required by purchase accounting. In addition, the entity reported results based on a twelve-week period instead of a calendar quarter resulting in two less business days than the first quarter of 2004. For these reasons, management evaluates the segment's results primarily based on a combination of sequential growth month over month, attainment of plan performance and comparison to adjusted first quarter 2003 results.

Roadway Express reported revenue of $717.1 million in the first quarter of 2004 compared to adjusted revenue of $710.2 million in the first quarter of 2003. Prior year first quarter revenue was adjusted to reflect the current revenue recognition policy and the conversion to a calendar quarter. Roadway Express represented approximately 46 percent of our consolidated revenue in the first quarter of 2004. On a pro forma basis, assuming the acquisition of Roadway had occurred on January 1, 2003, Roadway Express revenue would have represented approximately 49 percent of our consolidated revenue in the first quarter of 2003. The 1.0 percent revenue increase resulted from a 1.4 percent improvement in LTL revenue per hundred weight, excluding the fuel surcharge, significantly offset by a 3.0 percent decline in LTL tonnage per day. During the first quarter of 2003, Roadway Express still had temporary business volumes from the closure of Consolidated Freightways, contributing to the difficult comparison among periods. LTL tonnage comparisons improved each month of the first quarter in 2004 and we expect this trend to continue into the second quarter. Compared to the same month of the prior year, LTL tonnage per day was down 5.5 percent in January, down 3.7 percent in February and down 2.5 percent in March.

Roadway Express reported operating income of $15.0 million in the first quarter of 2004, which included approximately $7 thousand of gains on property disposals. Operating income results exceeded management's expectations for the first quarter of 2004, as the segment lowered operating costs in response to the lower volumes. Reduced salaries, wages and employees' benefits contributed significantly to the favorable operating results. Efficiency improvements more than offset the increased contractual wage and benefit rates. In addition, operating expenses and supplies decreased from earlier projections despite significant fluctuations in fuel costs throughout the quarter. In the first quarter of 2004, Roadway Express recognized $1.7 million of amortization related to intangible assets identified in the purchase price allocation. Roadway Express reported a first quarter 2004 operating ratio of 97.9 percent.

NEW PENN RESULTS

Similar to Roadway Express, New Penn results for the first quarter of 2004 include purchase accounting valuations and reflect different accounting policies than the first quarter of 2003. In addition, the entity reported prior year results based on a twelve-week period instead of a calendar quarter resulting in two less business days than the first quarter of 2004.

New Penn reported revenue of $56.1 million in the first quarter of 2004 compared to adjusted revenue of $50.6 million in the first quarter of 2003. Prior year first quarter revenue was adjusted to reflect the conversion to a calendar quarter. Due to the focus on next-day services, New Penn did not record a significant revenue recognition adjustment in the first quarter of 2004 or the first quarter of 2003. Please refer to Management's Discussion and Analysis in our Annual Report on Form 10-K for a detailed discussion of our revenue recognition policies.

New Penn represented approximately 4 percent of our consolidated revenue in the first quarter of 2004. On a pro forma basis, assuming the acquisition of Roadway had occurred on January 1, 2003, New Penn revenue would have represented approximately 4 percent of our consolidated revenue in the first quarter of 2003. The 10.8 percent revenue improvement from the first quarter of 2003 to the first quarter of 2004 resulted primarily from a 7.6 percent increase in LTL tonnage per day, slightly offset by a 0.2 percent decline in revenue per hundred weight, excluding the fuel surcharge. Revitalized sales initiatives, an improving economy and less severe winter weather in the first quarter of 2004 contributed to the tonnage growth.

Operating income at New Penn was $5.8 million in the first quarter of 2004, including approximately $5 thousand of gains on property disposals. Operating income results exceeded management's expectations for the first quarter of 2004 and significantly increased from the entity's reported results in the first quarter of 2003. In the first quarter of 2004, New Penn recognized $1.1 million of amortization related to intangible assets identified in the purchase price allocation. Increased revenue combined with cost controls and less severe winter weather than in the first quarter of 2003, significantly contributed to an operating ratio improvement of 5.1 percentage points from the prior year period resulting in a first quarter 2004 operating ratio of 89.7 percent.

MERIDIAN IQ RESULTS

Meridian IQ is our non-asset-based segment that plans and coordinates the movement of goods throughout the world. Meridian IQ represented approximately 3 percent of our consolidated revenue in the first quarter of 2004 and 2003. On a pro forma basis, assuming the acquisition of Roadway had occurred on January 1, 2003, Meridian IQ revenue would have represented approximately 2 percent of our consolidated revenue in the first quarter of 2003. The table below provides summary financial information for Meridian IQ for the three months ended March 31:

(in millions)                                                2004            2003          Percent Change
---------------------------------------------------------------------------------------------------------
Operating revenue                                         $  45.7         $  22.1                  106.8%
Operating income                                              0.6            (0.9)                    n/m
Adjustments to operating income                                 -               -                       -
Adjusted operating income                                     0.6            (0.9)                    n/m
---------------------------------------------------------------------------------------------------------

In the first quarter of 2004, Meridian IQ revenue increased by $23.6 million or
106.8 percent from the first quarter of 2003. The significant increase in revenue resulted from a combination of strong organic growth within Meridian IQ existing services and recent acquisitions, as discussed below. A first quarter 2003 operating loss of $0.9 million turned into a first quarter 2004 operating profit of $0.6 million. Increased revenue and cost containment produced the improved operating results.

Meridian IQ Acquisitions

In August 2003, a subsidiary of Meridian IQ, Yellow GPS, LLC ("Yellow GPS"), acquired certain U.S. assets of GPS Logistics, a global logistics provider. Yellow GPS assumed certain of GPS Logistics' customer, lease and other obligations and became obligated to pay GPS Logistics earnout payments if certain financial targets for the combined business of Yellow GPS are met. No earnout payments were made in the first quarter of 2004. In addition, Yellow GPS received a call option to purchase the stock of each of GPS

Logistics (EU) Ltd., the related United Kingdom ("U.K.") operations of GPS Logistics, and GPS Logistics Group Ltd., the related Asian operations of GPS Logistics.

In February 2004, Yellow GPS exercised and closed its option to purchase GPS Logistics (EU) Ltd. Yellow GPS made a payment of $7.6 million, which is subject to upward and downward adjustments based on the financial performance of the U.K. business. The initial payment and acquisition expenses of $0.3 million were allocated as follows: $3.3 million to goodwill, $3.2 million to amortizable intangible assets, and $1.4 million to miscellaneous assets and liabilities. If Yellow GPS does not exercise the Asian option, it will be required to pay a deferred option price to the shareholders of GPS Logistics Group Ltd.

CONSOLIDATED RESULTS

Our first quarter 2004 consolidated results include the results of each of the operating segments previously discussed, including Roadway Express and New Penn. The first quarter 2003 reported results include the former Yellow Corporation entities only, consisting of Yellow Transportation and Meridian IQ. Pro forma information provided presents the combined results of operations of Yellow Roadway as if the Roadway acquisition had occurred at the beginning of the period presented. The following discussion focuses on corporate charges and items that management evaluates on a consolidated basis, as segment results have been discussed previously. The table below provides summary consolidated financial information for the three months ended March 31:

                                                                                               Percent Change
                                                            2003           2003       2004 vs. 2003         2004 vs. 2003
(in millions)                            2004          Pro Forma       Reported           Pro Forma              Reported
-------------------------------------------------------------------------------------------------------------------------
Operating revenue                   $ 1,552.1         $  1,441.4       $  681.1                7.7%                127.9%
Operating income                         41.3               34.4           11.8               20.3%                251.4%
Nonoperating expenses, net               11.8               12.8            2.6              (8.0)%                361.8%
Income from continuing
  operations                             18.2               12.8            5.6               42.4%                222.7%
Income from discontinued
  operations                                -                0.1              -                 n/m                   n/m
Net income                           $   18.2           $   12.9        $   5.6               40.8%                222.7%
-------------------------------------------------------------------------------------------------------------------------


Operating revenue in the first quarter of 2004 increased by $110.7 million compared to pro forma revenue in the first quarter of 2003. The revenue growth was contributed by each of our operating segments and resulted from a combination of improving economic conditions, increased premium services and non-asset-based acquisitions. Operating revenue increased by $871.0 million from first quarter 2003 reported revenue to the first quarter of 2004, primarily due to the acquisition of Roadway Express and New Penn in addition to the improved results at Yellow Transportation and Meridian IQ.

Consolidated operating income improved by $6.9 million from pro forma first quarter 2003 operating income to the first quarter 2004. The improved results primarily related to increased revenue and effective cost management at each of our operating segments. Reported first quarter 2003 operating income increased by $29.5 million compared to the first quarter of 2004, mostly due to the acquisition of Roadway Express and New Penn, and increased revenue at Yellow Transportation and Meridian IQ. Corporate expenses in the first quarter of 2004 decreased by $0.4 million from the first quarter of 2003. However, the first quarter of 2003 included $4.0 million for an industry conference that we host every other year. On a comparable basis, first quarter 2004 corporate expenses increased by $3.6 million, due to higher performance incentive accruals based on our improved operating results.

Nonoperating expenses in the first quarter of 2004 decreased by $1.0 million from the pro forma nonoperating expenses in the first quarter of 2003 as a result of lower interest expense. The lower interest expense resulted from lower average debt balances in the first quarter of 2004 than included in the pro forma results. Reported first quarter 2003 interest expense increased by nearly $9.3 million in the first quarter of 2004 due to the additional debt we assumed to consummate the Roadway acquisition, including the assumption of $225.0 million of principal senior notes issued by Roadway.

Our effective tax rate for the first quarter of 2004 was 38.5 percent compared to 38.9 percent in the first quarter of 2003. As we record our tax provision based on our full year forecasted results, we expect this rate to approximate
38.5 percent for the remainder of the year. Variations in the rate could result from our income allocation among subsidiaries and their relative state tax rates, in addition to tax planning strategies that may be implemented throughout the year.

FINANCIAL CONDITION

LIQUIDITY

Our liquidity needs arise primarily from capital investment in new equipment, land and structures, and information technology, as well as funding working capital requirements. To provide short-term and longer-term liquidity, we maintain capacity under a $650 million secured bank credit agreement and a $200 million asset backed securitization ("ABS") agreement involving Yellow Transportation accounts receivable. We believe these facilities provide adequate capacity to fund current working capital and capital expenditure requirements for Yellow Roadway. It is not unusual for us to have a deficit working capital position, as we can operate in this position due to rapid turnover of accounts receivable, effective cash management and ready access to funding.

Secured Credit Agreement

Our secured credit agreement consists of three parts: a term loan, a letters of credit facility, and a revolver loan. As of March 31, 2004, we had $150 million outstanding on the term loan. As we repay the term loan, our total capacity under the secured credit agreement decreases since we cannot borrow the funds again in the future. The entire $175 million of the term loan was borrowed in December 2003 to pay a portion of the Roadway acquisition. We reduced the outstanding amount of the term loan in the first quarter of 2004 by $25 million through streamlining our cash processes and working capital management. We may use the letters of credit facility for issuance of standby letters of credit and the revolver loan for short-term borrowings and additional letters of credit. Letters of credit serve as collateral for our self-insurance programs, primarily in the areas of workers' compensation, property damage and liability claims. Collateral requirements for letters of credit and availability of surety bonds, an alternative form of self-insurance collateral, fluctuate over time with general conditions in the insurance market.

Our interest rate on the secured credit agreement is based on the London inter-bank offer rate ("LIBOR") plus a fixed increment. We have secured the credit facility with substantially all of our domestic assets except for those assets that secure our ABS facility. Under the terms of the agreement, we must comply with certain covenants primarily relating to our interest expense, fixed charges, senior secured leverage and total leverage. In addition, the agreement limits our activities regarding acquisitions, sales of assets, dividends, share repurchases, and capital expenditures. As of March 31, 2004, we were in compliance with all terms of the agreement. We do not consider these covenants overly restrictive and we believe we have considerable flexibility in operating our business in a prudent manner. The following table provides a detail of the outstanding components and available unused capacity under the bank credit agreement at each period end:

(in millions)                                                March 31, 2004        December 31, 2003
----------------------------------------------------------------------------------------------------
Total capacity                                               $        650.0        $           675.0
Term loan outstanding                                                (150.0)                  (175.0)
Letters of credit facility outstanding                               (250.0) (a)              (250.0) (a)
Letters of credit under revolver loan outstanding                     (30.3)                   (24.4)
Revolver loan outstanding                                              (3.0)                       -
----------------------------------------------------------------------------------------------------
Available unused capacity                                    $        216.7        $           225.6
----------------------------------------------------------------------------------------------------

(a) We have an additional $1.5 million in letters of credit that are not currently covered under a credit facility.

On September 30, 2002, we completed the 100 percent distribution ("the spin-off") of all of the shares of SCS Transportation, Inc. ("SCST") to our shareholders. As part of the spin-off, we agreed to maintain the letters of credit outstanding at the spin-off date until SCST obtained replacement letters of credit or third party guarantees. SCST agreed to use its reasonable best efforts to obtain these letters of credit or guarantees, which in many cases would allow us to obtain a release of our letters of credit. SCST also agreed to indemnify us for any claims against the letters of credit that we provide. SCST reimburses us for all fees incurred related to the remaining outstanding letters of credit. Our outstanding letters of credit at March 31, 2004 included $3.4 million for workers' compensation, property damage and liability claims against SCST. We also provided a guarantee of $5.4 million at March 31, 2004 regarding certain lease obligations of SCST.

Asset Backed Securitization Facility

Our ABS facility provides us with additional liquidity and lower borrowing costs through access to the asset backed commercial paper market. By using the ABS facility, we obtain a variable rate based on the A1 commercial paper rate plus a fixed increment for utilization and administration fees. A1 rated commercial paper comprises approximately 90 percent of the commercial paper market, significantly increasing our liquidity.

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

Cash Flow Measurements

We use free cash flow as a measurement to manage working capital and capital expenditures. Free cash flow indicates cash available to fund additional capital expenditures, to reduce outstanding debt (including current maturities), or to invest in our growth strategies. This measurement is used for internal management purposes and should not be construed as a better measurement than net cash from operating activities as defined by generally accepted accounting principles. The following table illustrates our calculation for determining free cash flow for the three months ended March 31:

(in millions)                                                           2004          2003
------------------------------------------------------------------------------------------
Net cash from operating activities                                   $  89.7       $  20.1
Net property and equipment acquisitions                                (57.6)        (25.5)
Proceeds from exercise of stock options                                  1.8             -
------------------------------------------------------------------------------------------
Free cash flow                                                       $  33.9       $  (5.4)
------------------------------------------------------------------------------------------

The $39.3 million increase in free cash flow from the first quarter of 2003 to the first quarter of 2004 resulted from increased operating cash flow of $69.6 million partially offset by increased net property and equipment acquisitions of $32.1 million. Operating cash flows increased from the first quarter of 2004 compared to the first quarter of 2003 primarily due to improved operating results of $12.5 million and other working capital fluctuations of $87.7 million, somewhat offset by lower accounts receivable collections of $28.7 million and higher accounts payable payments of $23.1 million. Other working capital fluctuations mostly related to timing differences in employee wage and benefit accruals, increased performance incentive accruals, and accrued interest and taxes. In addition, approximately $45 million of the fluctuation related to employee wage and benefit accruals, accrued income taxes and miscellaneous prepaids for Roadway Express and New Penn, as these entities were not included in our reported results for the first quarter of 2003.

Other items considered in evaluating free cash flow include net property and equipment acquisitions and proceeds from the exercise of stock options. In the first quarter of 2004, net property and equipment acquisitions increased by $32.1 million compared to the first quarter of 2003, due to a combination of increased investments in land and structures at Yellow Transportation and the impact of capital expenditures for Roadway Express and New Penn. Our proceeds received from the exercise of stock options increased by $1.8 million in the first quarter of 2004 compared to the first quarter of 2003 primarily due to the increase in our average common stock price during the first quarter of 2004.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of March 31, 2004.

Contractual Cash Obligations

                                                                 Payments Due by Period
(in millions)                            Less than 1 year          2-3 years       4-5 years     After 5 years         Total
----------------------------------------------------------------------------------------------------------------------------
Balance sheet obligations:
  ABS borrowings                         $           13.0          $       -        $      -          $      -      $   13.0
  Long-term debt                                      4.5                7.4           374.0             406.0         791.9

Off balance sheet obligations:
  Operating leases                                   71.9               83.8            28.4              12.9         197.0 (a)
  Capital expenditures                               97.7                  -               -                 -          97.7
----------------------------------------------------------------------------------------------------------------------------
Total contractual obligations            $          187.1          $    91.2        $  402.4          $  418.9      $1,099.6
----------------------------------------------------------------------------------------------------------------------------

(a) The net present value of operating leases, using a discount rate of 10 percent, was $166.7 million at March 31, 2004.

On April 30, 2004, we notified Bandag, Inc. that we plan to terminate our tire lease agreement for Roadway Express with Bandag effective August 1, 2004. The agreement contains a provision for us to buy the remaining tire inventory. Bandag currently estimates the inventory value at approximately $37 million; however, we have not validated that estimate. We believe termination of this agreement supports both our near and long-term economic objectives and is consistent with our business policies. We do not expect the lease termination to have a material impact on our results of operations.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

                                                             Amount of Commitment Expiration Per Period
(in millions)                            Less than 1 year          2-3 years       4-5 years     After 5 years         Total
----------------------------------------------------------------------------------------------------------------------------
Available line of credit                 $              -          $       -        $  216.7     $           -      $  216.7
Letters of credit                                   281.8                  -               -                 -         281.8  (a)
Lease guarantees for SCST                             1.7                2.6             1.1                 -           5.4
Surety bonds                                         57.7                7.4             1.2                 -          66.3  (b)
----------------------------------------------------------------------------------------------------------------------------
Total commercial commitments             $          341.2          $    10.0        $  219.0     $           -      $  570.2
----------------------------------------------------------------------------------------------------------------------------

(a) Includes $1.5 million in letters of credit that are not currently covered under a credit facility.
(b) Includes $1.8 million of surety bonds for SCST related to workers' compensation, property damage and liability claims.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, equity prices, foreign exchange rates and fuel prices.

RISK FROM INTEREST RATES AND EQUITY PRICES

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we utilize both fixed rate and variable rate financial instruments with varying maturities. Given the favorable interest rate markets in 2003, we assumed a significant amount of fixed-rate debt for the acquisition of Roadway. At March 31, 2004, we had approximately 80 percent of our debt at fixed rates with the balance at variable rates.

The table below provides information regarding our interest rate risk related to fixed-rate debt as of March 31, 2004. Principal cash flows are stated in millions and weighted average interest rates are by contractual maturity. We estimate the fair value of our industrial development bonds by discounting the principal and interest payments at current rates available for debt of similar terms and maturity. The fair values of our principal senior notes due 2008 and contingent convertible senior notes have been calculated based on the quoted market prices at March 31, 2004. The market price for the contingent convertible senior notes reflects the combination of debt and equity components of the convertible instrument. We consider the fair value of variable-rate debt to approximate the carrying amount due to the fact that the interest rates are generally set for periods of three months or less, therefore, we exclude it from the table below.

                                                                                                                      Fair
(in millions)                        2004        2005       2006      2007        2008   Thereafter       Total      Value
--------------------------------------------------------------------------------------------------------------------------
Fixed-rate debt                      $  -       $ 4.4       $  -     $   -     $ 227.5   $    407.0     $ 638.9    $ 777.3
  Average interest rate                 -       5.25%          -         -       8.22%        4.42%
--------------------------------------------------------------------------------------------------------------------------

FOREIGN EXCHANGE RATES

Revenue, operating expenses, assets and liabilities of our Canadian, Mexican and United Kingdom subsidiaries are denominated in local currencies, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not material to our consolidated financial position or results of operations.

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

Item 4.   Controls and Procedures

We maintain a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this report and have determined that such disclosure controls and procedures are effective.

Subsequent to the evaluation by our principal executive and financial officers, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         31.1 Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Donald G. Barger, Jr. pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of William D. Zollars pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of Donald G. Barger, Jr. pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1 Roadway LLC and Subsidiaries Consolidated Financial Statements; Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003 and Statements of Consolidated Operations and Cash Flows for the three months ended March 31, 2004 and twelve weeks ended March 29, 2003.

         99.2 Roadway Express, Inc. and Subsidiaries Consolidated Financial Statements; Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003 and Statements of Consolidated Operations and Cash Flows for the three months ended March 31, 2004 and twelve weeks ended March 29, 2003.

         99.3 Roadway Next Day Corporation and Subsidiary Consolidated Financial Statements; Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003 and Statements of Consolidated Operations and Cash Flows for the three months ended March 31, 2004 and twelve weeks ended March 29, 2003.

(b)      Reports on Form 8-K

         On January 30, 2004, we furnished a Form 8-K to the SEC under Item 12, Results of Operations and Financial Condition, in which we made available our results of operations for the three months and twelve months ending December 31, 2003 by means of a press release.

         On February 5, 2004, we furnished a Form 8-K to the SEC under Item 12, Results of Operations and Financial Condition, in which we made available our results of operations and financial condition for the three months and twelve months ending December 31, 2003.

         On February 11, 2004, we filed a Form 8-K/A under Item 2, Acquisition or Disposition of Assets, to make available the results of operations and financial condition of Roadway Corporation as of September 13, 2003 and December 31, 2002 and for the thirty-six weeks ended September 13, 2003 and September 7, 2002, and to make available the condensed combined pro forma balance sheet at September 30, 2003, the condensed combined pro forma statement of operations for the year ended December 31, 2002, the condensed combined pro forma statement of operations for the nine months ended September 30, 2003, and the related notes to condensed consolidated financial statements.

         On February 19, 2004, we filed a Form 8-K under Item 5, Other Events. We filed the audited consolidated financial statements of Roadway Corporation for the period January 1 to December 11, 2003 and the years ended December 31, 2002 and 2001, in order to comply with Item 210.3-10(g) of Regulation S-X regarding recently acquired subsidiary guarantors.

         On March 4, 2004, we filed a Form 8-K/A under Item 5, Other Events, to include the signature of Ernst & Young, LLP on the audited financial statements of Roadway Corporation filed under Form 8-K on February 19, 2004.

         On March 10, 2004, we filed a Form 8-K/A under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, to delete
         Note 11 regarding Impact of the Acquisition Related Charges and add a new Note 12 regarding Guarantor and Non-Guarantor Subsidiaries to certain financial statements of Roadway Corporation.

         On March 10, 2004, we filed a second Form 8-K/A under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, to add a new
         Note 8 regarding Guarantor and Non-Guarantor Subsidiaries to Roadway Corporation's financial statements for the twelve weeks ended March 29, 2003 and to add a new Note 9 regarding Guarantor and Non-Guarantor Subsidiaries to Roadway Corporation's financial statements for the twelve and twenty-four weeks ended June 21, 2003.

         On March 11, 2004, we furnished a Form 8-K to the SEC under Item 9, Regulation FD Disclosure, in which we announced via a press release that we increased our first quarter 2004 earnings per share guidance.

         On March 17, 2004, we filed a Form 8-K under Item 5, Other Events, to make available unaudited pro forma financial information for the year ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        YELLOW ROADWAY CORPORATION
                                        --------------------------
                                        Registrant


Date: May 10, 2004                      /s/  William D. Zollars
                                        ----------------------------
                                        William D. Zollars
                                        Chairman of the Board of
                                        Directors, President & Chief
                                        Executive Officer


Date: May 10, 2004                      /s/  Donald G. Barger, Jr.
                                        ----------------------------
                                        Donald G. Barger, Jr.
                                        Senior Vice President
                                        & Chief Financial Officer