Form 10-K/A
period 2003-12-31
YELLOW ROADWAY CORP
filed 2004-05-13
CIK 716006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 2003
                                            -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from _____________ to _____________

                         Commission file number 0-12255
                                                -------

                           YELLOW ROADWAY CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                          48-0948788
 --------------------------------                          -------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)


10990 Roe Avenue, Overland Park, Kansas                           66211
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (913) 696-6100
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                        ---   ---

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at June 30, 2003 was $688,228,141.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at February 27, 2004
                 -----                         --------------------------------
Common Stock, $1 Par Value Per Share                    47,909,226 shares

                            EXPLANATION OF AMENDMENT

Yellow Roadway Corporation is filing this Form 10-K/A as Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2003 that was filed with the Securities and Exchange Commission on March 15, 2004 for the purpose of filing Exhibit 21.1, Subsidiaries of the Company, which was inadvertently omitted from the original filing. Although only one exhibit is affected, the complete text of Item 15 is included in this Form 10-K/A pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934. This amendment has no effect on net income, total assets, total liabilities or total equity as previously reported.

                                     PART IV

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

     10.28* Yellow Corporation Pension Plan, amended and restated as of January 1, 2004.

     16.1 Letter from Arthur Andersen LLP dated May 17, 2002, regarding change in certifying accountant (incorporated by reference to Exhibit 16 to the Current Report on Form 8-K for the event dated as of May 17, 2002)

     21.1*     Subsidiaries of the Company

     23.1*     Consent of KMPG LLP

     23.2*     Consent of Ernst & Young LLP

     31.1* Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2* Certification of Donald G. Barger, Jr. pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1*     Certification of Williams D. Zollars pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

     99.5* Roadway Next Day Corporation Audited Consolidated Financial Statements for One Month Period ended December 31, 2001 (Successor Periods) and Eleven Month Period Ended November 30, 2001 (Predecessor Periods)

     99.6* Roadway Next Day Corporation Audited Consolidated Financial Statements for the Period December 12 to December 31, 2003


--------------------------
* Indicates documents filed herewith.


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

     On October 21, 2003, a Form 8-K was filed under Item 5, Other Events and
     Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, and furnished under Item 9, Regulation FD Disclosure, announcing the completion of the private offering of $250 million in contingent convertible senior notes. We made available in this Form 8-K the consolidated financial statements of Roadway Corporation for the years ended 2002, 2001 and 2000 and for the first and second quarters of 2003; the unaudited condensed combined pro forma balance sheet as of June 30, 2003, pro forma statements of operations for the year ended December 31, 2002 and the six months ended June 30, 2002, the pro forma statement of cash flows for the six months ended June 30, 2003 and the notes to the unaudited condensed combined pro forma financial statements; and the consolidated financial statements of Yellow Corporation and its subsidiaries for the years ended December 31, 2002, 2001 and 2000 and for the three months and six months ended June 30, 2003 and 2002.

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

     On November 20, 2003, a Form 8-K was filed under Item 5, Other Events and Required FD Disclosure to announce via a press release that our previously announced private offering of $130 million of contingent convertible senior notes due 2023 had been priced at an annual interest rate of 3.375%. These notes are convertible into shares of Yellow Roadway common stock at a conversion price of $46.00 per share upon the occurrence of certain events.

     On November 21, 2003, a Form 8-K was filed under Item 5, Other Events and Required FD Disclosure to announce via a press release that we would issue an additional $20 million of the 3.375% Contingent Convertible Senior Notes due 2023 pursuant to the exercise of the initial purchasers' overallotment option.

     On November 25, 2003, a Form 8-K was filed under Item 5, Other Events and Required FD Disclosure to announce via a press release the cash election deadline related to the pending acquisition of Roadway by Yellow.

     On December 3, 2003, a Form 8-K was furnished under Item 9, Regulation FD Disclosure, to announce via a press release a meeting for investors and analysts to be held on December 10, 2003.

     On December 5, 2003, a Form 8-K was filed under Item 5, Other Events and Required FD Disclosure to announce via a press release the exchange ratio that would be used to calculate the merger consideration in the acquisition of Roadway by Yellow.

     On December 9, 2003, a Form 8-K was filed under Item 5, Other Events and Required FD Disclosure to announce via a press release the results of the company's special meeting of shareholders held to approve the issuance of shares and name change related to the acquisition of Roadway by Yellow.

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


                                                   YELLOW ROADWAY CORPORATION
                                                   -----------------------------
                                                        (Registrant)

Date: May 13, 2004                            BY:  /s/ Donald G. Barger, Jr.
                                                   -----------------------------
                                                   Donald G. Barger, Jr.
                                                   Senior Vice President and
                                                   Chief Financial Officer