Form 10-Q
period 2004-06-30
YELLOW ROADWAY CORP
filed 2004-08-09
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-12255

YELLOW ROADWAY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	48-0948788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10990 Roe Avenue, Overland Park, Kansas	66211
(Address of principal executive offices)	(Zip Code)

(913) 696-6100

(Registrant’s telephone number, including area code)

No Changes

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2004
Common Stock, $1 Par Value Per Share	48,109,159 shares

IN DEX

PART I - FINANCIAL INFORMATION

Item 1. Financi al Statements

CO NSOLIDATED BALANCE SHEETS

Yellow Roadway Corporation and Subsidiaries

(Amounts in thousands except per share data)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$33,567	$75,166
Accounts receivable, net	794,278	699,142
Prepaid expenses and other	121,605	110,128

Total current assets	949,450	884,436

Property and Equipment:
Cost	2,638,092	2,538,614
Less – accumulated depreciation	1,192,490	1,135,346

Net property and equipment	1,445,602	1,403,268

Goodwill	622,152	617,313
Intangibles, net	472,381	467,114
Other assets	83,037	91,098

Total assets	$3,572,622	$3,463,229

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$270,673	$260,175
Wages, vacations and employees’ benefits	436,563	351,287
Other current and accrued liabilities	213,530	178,478
Asset backed securitization (“ABS”) borrowings	57,000	71,500
Current maturities of long-term debt	750	1,757

Total current liabilities	978,516	863,197

Other Liabilities:
Long-term debt, less current portion	734,624	836,082
Deferred income taxes, net	298,711	298,256
Accrued pension and postretirement	270,902	256,187
Claims and other liabilities	215,152	207,422

Total other liabilities	1,519,389	1,597,947

Shareholders’ Equity:
Common stock, $1 par value per share	50,455	50,146
Capital surplus	663,447	653,739
Retained earnings	431,229	366,157
Accumulated other comprehensive loss	(24,542)	(23,167)
Unamortized restricted stock awards	(4,862)	(567)
Treasury stock, at cost (2,217 and 2,359 shares)	(41,010)	(44,223)

Total shareholders’ equity	1,074,717	1,002,085

Total liabilities and shareholders’ equity	$3,572,622	$3,463,229

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

Yellow Roadway Corporation and Subsidiaries

For the Three and Six Months Ended June 30

(Amounts in thousands except per share data)

(Unaudited)

	Three Months		Six Months
	2004	2003	2004	2003
Operating Revenue	$1,674,131	$713,453	$3,226,266	$1,394,546

Operating Expenses:
Salaries, wages and employees’ benefits	1,031,120	458,036	2,024,670	896,784
Operating expenses and supplies	249,128	103,908	487,485	213,851
Operating taxes and licenses	43,187	19,492	83,752	39,259
Claims and insurance	36,282	10,730	66,295	23,454
Depreciation and amortization	42,982	20,818	83,588	41,086
Purchased transportation	183,384	68,106	350,648	135,979
(Gains) losses on property disposals, net	(193)	30	269	41

Total operating expenses	1,585,890	681,120	3,096,707	1,350,454

Operating Income	88,241	32,333	129,559	44,092

Nonoperating (Income) Expenses:
Interest expense	11,497	2,625	23,407	5,271
Other	462	(343)	342	(436)

Nonoperating expenses, net	11,959	2,282	23,749	4,835

Income Before Income Taxes	76,282	30,051	105,810	39,257
Income tax provision	29,365	11,691	40,737	15,271

Net Income	$46,917	$18,360	$65,073	$23,986

Average Common Shares Outstanding – Basic	47,958	29,586	47,885	29,585

Average Common Shares Outstanding – Diluted	48,436	29,834	48,348	29,826

Basic Earnings Per Share	$0.98	$0.62	$1.36	$0.81

Diluted Earnings Per Share	$0.97	$0.62	$1.35	$0.80

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

Yellow Roadway Corporation and Subsidiaries

For the Six Months Ended June 30

(Amounts in thousands)

(Unaudited)

	2004	2003
Operating Activities:
Net income	$65,073	$23,986
Noncash items included in net income:
Depreciation and amortization	83,588	41,086
Losses on property disposals, net	269	41
Deferred income tax provision, net	(3,602)	—
Changes in assets and liabilities, net:
Accounts receivable	(85,659)	(6,447)
Accounts payable	(32,347)	(43,706)
Other working capital items	124,498	55,861
Claims and other	18,465	(2,653)
Other, net	10,404	1,603

Net cash from operating activities	180,689	69,771

Investing Activities:
Acquisition of property and equipment	(107,043)	(48,038)
Proceeds from disposal of property and equipment	3,728	1,204
Acquisition of companies	(7,881)	—

Net cash used in investing activities	(111,196)	(46,834)

Financing Activities:
ABS borrowings, net	(14,500)	—
Repayment of long-term debt	(100,036)	(43)
Treasury stock purchases	—	(2,921)
Proceeds from exercise of stock options	3,444	1,124

Net cash used in financing activities	(111,092)	(1,840)

Net Increase (Decrease) In Cash and Cash Equivalents	(41,599)	21,097

Cash and Cash Equivalents, Beginning of Period	75,166	28,714

Cash and Cash Equivalents, End of Period	$33,567	$49,811

Supplemental Cash Flow Information:
Income taxes paid, net	$15,784	$4,170
Interest paid	38,893	4,491

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Yellow Roadway Corporation and Subsidiaries

(Unaudited)

1.	Description of Business

Yellow Roadway Corporation (also referred to as “Yellow Roadway,” “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of asset and non-asset-based transportation services. Yellow Technologies, Inc., a captive corporate resource, provides technology solutions and services exclusively for Yellow Roadway companies. Our operating subsidiaries include the following:

•	Yellow Transportation, Inc. (“Yellow Transportation”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. Approximately 40 percent of Yellow Transportation shipments are completed in two days or less.

•	Roadway Express, Inc. (“Roadway Express”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through decentralized management and customer facing organizations. Approximately 30 percent of Roadway Express shipments are completed in two days or less. Roadway Express owns 100 percent of Reimer Express Lines Ltd. located in Canada that specializes in shipments into, across and out of Canada.

•	Roadway Next Day Corporation is a holding company focused on business opportunities in the regional and next-day delivery lanes. Roadway Next Day Corporation owns 100 percent of New Penn Motor Express, Inc. (“New Penn”), which provides regional, next-day ground services through a network of facilities located in the Northeastern United States (“U.S.”), Quebec, Canada and Puerto Rico.

•	Meridian IQ, Inc. (“Meridian IQ”) is a non-asset-based global transportation management company that plans and coordinates the movement of goods throughout the world, providing customers a quick return on investment, more efficient supply-chain processes and a single source for transportation management solutions.

On December 11, 2003, we successfully closed the acquisition of Roadway Corporation (“Roadway”). Roadway became Roadway LLC (“Roadway Group”) and a subsidiary of Yellow Roadway. Consideration for the acquisition included $494 million in cash and 18.0 million shares of Yellow Roadway common stock for a total purchase price of approximately $1.1 billion. The Roadway Group has two operating segments, Roadway Express and New Penn.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Yellow Roadway Corporation and its wholly owned subsidiaries. We have prepared the consolidated financial statements, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

We estimated the fair value per option for each option granted in the periods presented using the Black-Scholes option pricing model with the following weighted average assumptions for the three and six months ended June 30:

	Three Months		Six Months
	2004	2003	2004	2003
Actual options granted	0	40,700	28,000	54,700
Dividend yield	n/a	–%	–%	–%
Expected volatility	n/a	46.8%	45.2%	46.9%
Risk-free interest rate	n/a	2.2%	2.6%	2.1%
Expected option life (years)	n/a	3.0	3.6	3.0
Fair value per option	n/a	$8.91	$12.61	$8.90

The following table illustrates the effect on net income and earnings per share if Yellow Roadway had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, for the three and six months ended June 30:

	Three Months		Six Months
(in millions except per share data)	2004	2003	2004	2003
Net income, as reported	$46.9	$18.4	$65.1	$24.0
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.4	0.6	0.9	1.1

Pro forma net income	$46.5	$17.8	$64.2	$22.9

Basic earnings per share:
Net income – as reported	$0.98	$0.62	$1.36	$0.81
Net income – pro forma	0.97	0.60	1.34	0.77

Diluted earnings per share:
Net income – as reported	0.97	0.62	1.35	0.80
Net income – pro forma	0.96	0.60	1.33	0.76

During the six months ended June 30, 2004, we issued 113,585 performance share units to certain executive officers under the long-term incentive plan implemented in 2002. According to the plan provisions, the performance share units provide the holders the right to receive one share of common stock upon vesting of one performance share unit. Fifty percent of the awarded performance share units vest three years from the date of grant and the remaining 50 percent vest six years from the date of grant. Additionally, on February 27, 2004, we issued 27,647 shares of restricted stock from the 2002 stock option plan at $31.59 per share. These shares will vest ratably over three years. The related compensation expense for the performance share units and restricted stock is included in the consolidated statements of operations ratably over the service period, defined as the performance period and vesting period combined. The performance share units and restricted stock are not reflected in the fair value or pro forma results above.

4.	Acquisitions

In accordance with SFAS No. 141, Business Combinations (“Statement No. 141”), Yellow Roadway allocates the purchase price of its acquisitions to the tangible and intangible assets and liabilities of the acquired entity based on their fair values. We record the excess purchase price over the fair values as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), goodwill and intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair value. Intangible assets with estimatable useful lives are amortized on a straight-line basis over their respective useful lives.

Roadway Corporation

On December 11, 2003, we closed the acquisition of Roadway. Consideration for the acquisition included $494 million in cash and 18.0 million shares of Yellow Roadway common stock for a total purchase price of approximately $1.1 billion. We initially allocated $597.0 million of the purchase price to goodwill and $461.3 million to intangible assets. Refer to our goodwill and intangibles note for further details.

In connection with the acquisition, we incurred $13.4 million of restructuring costs as a result of severance (administrative, sales and operations personnel) and relocation of workforce and contract terminations. We have recognized such costs as a liability assumed as of the acquisition date, resulting in additional goodwill. These restructuring costs consisted of $12.2 million of employee termination (including wages, health benefits and outplacement services) and relocation costs for approximately 800 employees and $1.2 million for contract terminations. All of these restructuring items will have been effectuated within one year of the acquisition in accordance with purchase accounting requirements. During the six months ended June 30, 2004, we paid $2.0 million of restructuring costs resulting in a $11.4 million accrued liability at June 30, 2004.

In accordance with Statement No. 141, we accounted for the acquisition under purchase accounting. As a result, our Statements of Consolidated Operations and Statements of Consolidated Cash Flows include results of Roadway Express and New Penn from the date of acquisition. Our results for the three and six months ended June 30, 2003 do not reflect the operations of the Roadway Group.

Pro Forma Results

The following unaudited pro forma financial information presents the combined results of operations of Yellow Roadway as if the acquisition had occurred on January 1, 2003. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of Yellow Roadway that would have been reported had the acquisition been completed as of the date presented, and should not be taken as representative of the future consolidated results of operations of Yellow Roadway. Summarized unaudited pro forma results were as follows for the three and six months ended June 30, 2003:

(in millions except per share data)	Three Months	Six Months
Operating revenue	$1,456.1	$2,897.4
Operating income	46.9	81.3
Income from continuing operations	21.8	34.5
Net income	21.5	34.4
Diluted earnings per share:
Income from continuing operations	0.46	0.72
Net income	0.45	0.72

GPS Logistics

In February 2004, MIQ LLC (formerly known as Yellow GPS), a subsidiary of Meridian IQ, exercised and closed its option to purchase GPS Logistics (EU) Ltd. MIQ LLC made a payment of $7.6 million, which is subject to upward and downward adjustments based on the financial performance of GPS Logistics (EU) Ltd. The initial payment and acquisition expenses of $0.3 million were allocated as follows: $3.3 million to goodwill, $3.2 million to amortizable intangible assets, and $1.4 million to miscellaneous assets and liabilities. The results of GPS Logistics (EU) Ltd. have been included in our financial statements since the date of acquisition. The pro forma effect of this acquisition is not material to our results of operations. MIQ LLC also has an option to acquire the Asian business of GPS Logistics Group Ltd. (not previously acquired) at a price that varies with the performance of that business. If MIQ LLC does not exercise the Asian option, it will be required to pay a deferred option price to the shareholders of GPS Logistics Group Ltd.

5.	Goodwill and Intangibles

The following table shows the amount of goodwill attributable to our operating segments with goodwill balances and changes therein:

(in millions)	December 31, 2003	Acquisitions	Purchase Accounting Reclasses / Other	June 30, 2004
Roadway Express	$474.5	$—	$68.7	$543.2
New Penn	122.3	—	(67.0)	55.3
Meridian IQ	20.5	3.3	(0.1)	23.7

Goodwill	$617.3	$3.3	$1.6	$622.2

As the Roadway acquisition occurred in December 2003, the allocation of the purchase price included in the December 31, 2003 Consolidated Balance Sheets was preliminary and subject to refinement. During the six months ended June 30, 2004, an independent asset valuation was received and certain reallocations were made related to tangible and intangible assets. In addition, the fair value of certain post-employment benefit obligations was determined by an actuary. The purchase price allocation has been modified to reflect the results of these analyses. These changes did not have a material impact on our consolidated results of operations.

As of June 30, 2004, refinements to the purchase price allocation are substantially complete. We do expect additional changes during the third quarter of 2004 with respect to the determination of the fair value of certain tax-related contingencies and certain other minor refinements. We do not expect these subsequent changes will have a material impact on our consolidated results of operations.

The components of amortizable intangible assets are as follows:

		June 30, 2004		December 31, 2003
(in millions)	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	17	$118.2	$5.1	$117.4	$1.3
Marketing related	6	0.9	0.3	0.7	0.2
Technology based	3	17.5	3.3	17.1	0.6

Intangible assets		$136.6	$8.7	$135.2	$2.1

Total marketing related intangible assets with indefinite lives were $344.5 million at June 30, 2004 and $334.1 million at December 31, 2003. These intangible assets are not subject to amortization. The change between periods related to a reclassification arising from modifications to the purchase price allocation, as discussed above, and foreign currency translation adjustments.

6.	Employee Benefits

Components of Net Periodic Pension Cost

In December 2003, the Financial Accounting Standards Board revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“Statement No. 132R”). Statement No. 132R requires the disclosure of the components of the net periodic pension cost recognized during interim periods. The following table sets forth the components of our pension costs for the three and six months ended June 30:

	Three Months		Six Months
(in millions)	2004	2003(a)	2004	2003(a)
Service cost	$9.7	$4.0	$19.9	$8.0
Interest cost	14.2	6.6	28.7	13.2
Expected return on plan assets	(13.2)	(6.7)	(26.5)	(13.4)
Amortization of net transition asset	—	(0.3)	—	(0.6)
Amortization of prior service cost	0.3	0.4	0.6	0.8
Amortization of net loss	1.2	0.5	3.0	1.0

Net periodic pension cost	$12.2	$4.5	$25.7	$9.0

(a)	Data for the three and six months ended June 30, 2003 does not include Roadway Group.

For the three and six months ended June 30, 2004, our other postretirement costs were $0.6 million and $1.9 million, respectively. Prior to the acquisition of Roadway, we did not provide postretirement benefits; therefore, there are no such amounts for the three and six months ended June 30, 2003.

Employer Contributions

On July 1, 2004, we contributed $22.3 million to our company-sponsored pension plans. We expect to make additional contributions to these plans of $20.7 million prior to December 31, 2004.

7.	Business Segments

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

Yellow Roadway has four reportable segments, which are strategic business units that offer complementary transportation services to their customers. Yellow Transportation and Roadway Express are unionized carriers that provide comprehensive regional, national and international transportation services. New Penn is also a unionized carrier that focuses on business opportunities in the regional and next-day delivery lanes. Meridian IQ, our non-asset-based segment, provides transportation management services, domestic and international freight forwarding and multi-modal brokerage services.

The accounting policies of the segments are the same as those described in the Summary of Accounting Policies note in our Annual Report on Form 10-K for the year ended December 31, 2003. We charge management fees and other corporate services to our segments based on the direct benefits received or as a percentage of revenue. Corporate losses represent operating expenses of the holding company, including salaries, wages and benefits, along with incentive compensation and professional services, that have not been allocated to the operating segments. Corporate identifiable assets primarily refer to cash, cash equivalents and deferred debt issuance costs. Intersegment revenue relates to transportation services provided by Yellow Transportation to Meridian IQ and Roadway Express as well as charges to Yellow Transportation for use of various Meridian IQ service names.

The following table summarizes our operations by business segment:

(in millions)	Yellow Transportation	Roadway Express	New Penn	Meridian IQ	Corporate/ Eliminations	Consolidated
As of June 30, 2004
Identifiable assets	$1,005.2	$2,140.6	$248.9	$114.1	$63.8	$3,572.6

As of December 31, 2003
Identifiable assets	986.5	2,002.4	340.7	79.9	53.7	3,463.2

Three months ended June 30, 2004
External revenue	791.8	767.9	64.3	50.1	—	1,674.1
Intersegment revenue	0.8	0.3	—	0.5	(1.6)	—
Operating income (loss)	45.7	36.4	9.2	0.6	(3.7)	88.2
Adjustments to operating income(a)	—	(0.2)	—	—	—	(0.2)
Adjusted operating income (loss)	45.7	36.2	9.2	0.6	(3.7)	88.0

Three months ended June 30, 2003(b)
External revenue	690.8	—	—	22.7	—	713.5
Intersegment revenue	0.6	—	—	0.5	(1.1)	—
Operating income (loss)	36.4	—	—	0.1	(4.2)	32.3
Adjustments to operating income(a)	—	—	—	—	—	—
Adjusted operating income (loss)	36.4	—	—	0.1	(4.2)	32.3

Six months ended June 30, 2004
External revenue	1,525.7	1,485.0	120.4	95.2	—	3,226.3
Intersegment revenue	1.4	0.3	—	1.1	(2.8)	—
Operating income (loss)	72.1	51.4	15.0	1.2	(10.1)	129.6
Adjustments to operating income(a)	0.5	(0.1)	(0.1)	(0.1)	—	0.2
Adjusted operating income (loss)	72.6	51.3	14.9	1.1	(10.1)	129.8

Six months ended June 30, 2003(b)
External revenue	1,350.4	—	—	44.1	—	1,394.5
Intersegment revenue	1.2	—	—	1.2	(2.4)	—
Operating income (loss)	55.9	—	—	(0.8)	(11.0)	44.1
Adjustments to operating income(a)	—	—	—	—	—	—
Adjusted operating income (loss)	55.9	—	—	(0.8)	(11.0)	44.1

(a)	Management excludes these items when evaluating operating income and segment performance to better evaluate the results of our core operations. In the periods presented, adjustments consisted of losses (gains) on property disposals.
(b)	As of June 30, 2003, Roadway Express and New Penn had not been acquired; therefore segment information is not reported for the three and six months ended June 30, 2003.

8.	Comprehensive Income

Our comprehensive income for the periods presented includes net income and foreign currency translation adjustments. The three and six months ended June 30, 2003 also included changes in the fair value of an interest rate swap. Comprehensive income for the three and six months ended June 30 follows:

	Three Months		Six Months
(in millions)	2004	2003	2004	2003
Net income	$46.9	$18.4	$65.1	$24.0
Changes in foreign currency translation adjustments	1.4	0.7	1.4	1.3
Changes in the fair value of an interest rate swap	—	0.4	—	0.7

Comprehensive income	$48.3	$19.5	$66.5	$26.0

9.	Rental Expenses

Yellow Roadway incurs rental expenses under non-cancelable lease agreements for certain buildings and operating equipment. Rental expense is charged to “operating expenses and supplies” on the Statements of Consolidated Operations. The following table represents the actual rental expense, as reflected in operating income, incurred for the three and six months ended June 30:

	Three Months		Six Months
(in millions)	2004	2003	2004	2003
Rental expense	$24.4	$9.6	$47.9	$19.2

10.	Multi-Employer Pension Plans

Yellow Transportation, Roadway Express and New Penn contribute to approximately 90 separate multi-employer health, welfare and pension plans for employees covered by collective bargaining agreements (approximately 77 percent of total employees). The largest of these plans, the Central States Southeast and Southwest Areas Pension Plan (the “Central States Plan”) provides retirement benefits to approximately 53 percent of our total employees. The amounts of these contributions are determined by contract and established in the agreements. The health and welfare plans provide health care and disability benefits to active employees and retirees. The pension plans provide defined benefits to retired participants. We recognize as net pension cost the required contribution for the period and recognize as a liability any contributions due and unpaid.

Under current legislation regarding multi-employer pension plans, a termination, withdrawal or partial withdrawal from any multi-employer plan in an under-funded status would render us liable for a proportionate share of the multi-employer plans’ unfunded vested liabilities. This potential unfunded pension liability also applies to our unionized competitors who contribute to multi-employer plans. Based on the limited information available from plan administrators, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal or termination would be material to our financial position and results of operations. Yellow Transportation, Roadway Express and New Penn have no current intention of taking any action that would subject us to obligations under the legislation.

Yellow Transportation, Roadway Express and New Penn each have collective bargaining agreements with their unions that stipulate the amount of contributions each company must make to union-sponsored, multi-employer pension plans. The Internal Revenue Code and related regulations establish minimum funding requirements for these plans. Under recent legislation, qualified multi-employer plans are permitted to exclude certain recent investment losses from the minimum funding formula through 2005. The Central States Plan, in particular, has informed us that its recent investment performance has adversely affected its funding levels and that the fund is seeking corrective measures to address its funding. During the benefit period of the recent legislation, the Central States Plan is expected to meet the minimum funding requirements. If any of these plans, including the Central States Plan, fails to meet minimum funding requirements and the trustees of such a plan are unable to obtain a waiver of the requirements or certain changes in how the applicable plan calculates its funding level from the Internal Revenue Service (“IRS”) or reduce pension benefits to a level where the requirements are met, the IRS could impose an excise tax on all employers participating in these plans and contributions in excess of our contractually agreed upon rates could be required to correct the funding deficiency. If an excise tax were imposed on the participating employers and additional contributions required, it could have a material adverse impact on the financial results of Yellow Roadway.

11.	Guarantees of the Contingent Convertible Senior Notes

In August 2003, Yellow Roadway issued 5.0 percent contingent convertible senior notes due 2023. In November 2003, we issued 3.375 percent contingent convertible senior notes due 2023 (the August and November issuances, collectively, may also be known as the “contingent convertible senior notes”). In connection with the contingent convertible senior notes, the following 100 percent owned subsidiaries of Yellow Roadway have issued guarantees in favor of the holders of the contingent convertible senior notes: Yellow Transportation, Inc., Mission Supply Company, Yellow Relocation Services, Inc., Yellow Technologies, Inc., Meridian IQ, Inc., MIQ LLC (formerly Yellow GPS, LLC), Globe.com Lines, Inc., Roadway LLC, Roadway Next Day Corporation, and Roadway Express, Inc. Each of the guarantees is full and unconditional and joint and several.

The summarized consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of Yellow Roadway or any guarantor to obtain funds from its subsidiaries by dividend or loan.

The following represents summarized condensed consolidating financial information as of June 30, 2004 and December 31, 2003 with respect to the financial position, for the three and six months ended June 30, 2004 and 2003 for results of operations and for the six months ended June 30, 2004 and 2003 for the statements of cash flows of Yellow Roadway and its subsidiaries. The Parent column presents the financial information of Yellow Roadway, the primary obligor of the contingent convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the contingent convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries governed by foreign laws, Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our asset backed securitization (“ABS”) agreements.

Condensed Consolidating Balance Sheets

June 30, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$9	$4	$21	$—	$34
Intercompany advances receivable	—	106	44	(150)	—
Accounts receivable, net	3	31	760	—	794
Prepaid expenses and other	4	110	7	—	121

Total current assets	16	251	832	(150)	949
Property and equipment at cost	—	2,525	113	—	2,638
Less – accumulated depreciation	—	1,181	11	—	1,192

Net property and equipment	—	1,344	102	—	1,446
Investment in subsidiaries	1,178	85	—	(1,263)	—
Receivable from affiliate	137	(71)	11	(77)	—
Goodwill, intangibles and other assets	235	772	171	—	1,178

Total assets	$1,566	$2,381	$1,116	$(1,490)	$3,573

Intercompany advances payable	$57	$(649)	$673	$(81)	$—
Accounts payable	3	248	20	—	271
Wages, vacations and employees’ benefits	9	408	20	—	437
Other current and accrued liabilities	12	182	19	—	213
ABS borrowings	—	—	57	—	57
Current maturities of long-term debt	1	—	—	—	1

Total current liabilities	82	189	789	(81)	979
Payable to affiliate	(25)	20	155	(150)	—
Long-term debt, less current portion	474	260	1	—	735
Deferred income taxes, net	(12)	271	40	—	299
Claims and other liabilities	20	452	13	—	485
Shareholders’ equity	1,027	1,189	118	(1,259)	1,075

Total liabilities and shareholders’ equity	$1,566	$2,381	$1,116	$(1,490)	$3,573

December 31, 2003 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$19	$20	$36	$—	$75
Intercompany advances receivable	180	4	—	(184)	—
Accounts receivable, net	3	351	345	—	699
Prepaid expenses and other	5	97	8	—	110

Total current assets	207	472	389	(184)	884
Property and equipment at cost	—	2,443	96	—	2,539
Less – accumulated depreciation	—	1,130	6	—	1,136

Net property and equipment	—	1,313	90	—	1,403
Investment in subsidiaries	1,374	131	—	(1,505)	—
Receivable from affiliate	—	150	—	(150)	—
Goodwill, intangibles and other assets	39	884	253	—	1,176

Total assets	$1,620	$2,950	$732	$(1,839)	$3,463

Intercompany advances payable	$—	$—	$184	$(184)	$—
Accounts payable	12	231	17	—	260
Wages, vacations and employees’ benefits	6	330	15	—	351
Other current and accrued liabilities	(7)	173	12	—	178
ABS borrowings	—	—	72	—	72
Current maturities of long-term debt	2	—	—	—	2

Total current liabilities	13	734	300	(184)	863
Payable to affiliate	—	—	150	(150)	—
Long-term debt, less current portion	573	263	—	—	836
Deferred income taxes, net	(12)	263	47	—	298
Claims and other liabilities	14	437	13	—	464
Shareholders’ equity	1,032	1,253	222	(1,505)	1,002

Total liabilities and shareholders’ equity	$1,620	$2,950	$732	$(1,839)	$3,463

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$12	$1,555	$120	$(13)	$1,674

Operating expenses:
Salaries, wages and employees’ benefits	8	965	58	—	1,031
Operating expenses and supplies	6	214	40	(11)	249
Operating taxes and licenses	—	40	3	—	43
Claims and insurance	1	34	1	—	36
Depreciation and amortization	—	39	4	—	43
Purchased transportation	—	162	24	(2)	184

Total operating expenses	15	1,454	130	(13)	1,586

Operating income (loss)	(3)	101	(10)	—	88

Nonoperating (income) expenses:
Interest expense	8	27	10	(34)	11
Other	(29)	27	(56)	58	—

Nonoperating (income) expenses, net	(21)	54	(46)	24	11

Income (loss) before income taxes	18	47	36	(24)	77
Income tax provision (benefit)	(2)	19	13	—	30
Subsidiary earnings	54	37	—	(91)	—

Net income (loss)	$74	$65	$23	$(115)	$47

For the three months ended June 30, 2003 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$3	$707	$7	$(3)	$714

Operating expenses:
Salaries, wages and employees’ benefits	3	453	2	—	458
Operating expenses and supplies	4	96	7	(3)	104
Operating taxes and licenses	—	19	—	—	19
Claims and insurance	—	11	—	—	11
Depreciation and amortization	—	21	—	—	21
Purchased transportation	—	66	2	—	68

Total operating expenses	7	666	11	(3)	681

Operating income (loss)	(4)	41	(4)	—	33

Nonoperating (income) expenses:
Interest expense	2	—	2	(2)	2
Other	(1)	13	(15)	3	—

Nonoperating (income) expenses, net	1	13	(13)	1	2

Income (loss) before income taxes	(5)	28	9	(1)	31
Income tax provision (benefit)	(2)	12	3	—	13
Subsidiary earnings	10	—	—	(10)	—

Net income (loss)	$(7)	$16	$6	$(11)	$18

For the six months ended June 30, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$23	$3,004	$225	$(26)	$3,226

Operating expenses:
Salaries, wages and employees’ benefits	19	1,895	111	—	2,025
Operating expenses and supplies	11	439	60	(23)	487
Operating taxes and licenses	—	79	5	—	84
Claims and insurance	2	62	2	—	66
Depreciation and amortization	—	76	8	—	84
Purchased transportation	—	310	43	(2)	351

Total operating expenses	32	2,861	229	(25)	3,097

Operating income (loss)	(9)	143	(4)	(1)	129

Nonoperating (income) expenses:
Interest expense	16	35	11	(39)	23
Other	(60)	38	(67)	89	—

Nonoperating (income) expenses, net	(44)	73	(56)	50	23

Income (loss) before income taxes	35	70	52	(51)	106
Income tax provision (benefit)	(5)	28	18	—	41
Subsidiary earnings	76	34	—	(110)	—

Net income (loss)	$116	$76	$34	$(161)	$65

For the six months ended June 30, 2003 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$7	$1,382	$13	$(7)	$1,395

Operating expenses:
Salaries, wages and employees’ benefits	6	887	4	—	897
Operating expenses and supplies	11	196	14	(7)	214
Operating taxes and licenses	—	39	—	—	39
Claims and insurance	—	23	—	—	23
Depreciation and amortization	—	41	—	—	41
Purchased transportation	—	131	5	—	136

Total operating expenses	17	1,317	23	(7)	1,350

Operating income (loss)	(10)	65	(10)	—	45

Nonoperating (income) expenses:
Interest expense	4	2	3	(4)	5
Other	(2)	27	(29)	4	—

Nonoperating (income) expenses, net	2	29	(26)	—	5

Income (loss) before income taxes	(12)	36	16	—	40
Income tax provision (benefit)	(4)	14	6	—	16
Subsidiary earnings	32	10	—	(42)	—

Net income (loss)	$24	$32	$10	$(42)	$24

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash from (used in) operating activities	$(52)	$548	$(286)	$(29)	$181

Investing activities:
Acquisition of property and equipment	—	(107)	—	—	(107)
Proceeds from disposal of property and equipment	—	4	—	—	4
Acquisition of companies	—	(8)	—	—	(8)

Net cash used in investing activities	—	(111)	—	—	(111)

Financing activities:
ABS borrowings, net	—	(15)	—	—	(15)
Repayment of long-term debt	—	(43)	(57)	—	(100)
Proceeds from exercise of stock options	—	3	—	—	3
Intercompany advances / repayments	42	(398)	328	29	1

Net cash provided by (used in) financing activities	42	(453)	271	29	(111)

Net decrease in cash and cash equivalents	(10)	(16)	(15)	—	(41)
Cash and cash equivalents, beginning of period	19	20	36	—	75

Cash and cash equivalents, end of period	$9	$4	$21	$—	$34

For the six months ended June 30, 2003 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash from (used in) operating activities	$(2)	$57	$(35)	$—	$20

Investing activities:
Acquisition of property and equipment	—	(26)	—	—	(26)
Proceeds from disposal of property and equipment	—	1	—	—	1

Net cash used in investing activities	—	(25)	—	—	(25)

Financing activities:
Repayment of long-term debt	—	—	—	—	—
Intercompany advances / repayments	(5)	(31)	36	—	—

Net cash provided by (used in) financing activities	(5)	(31)	36	—	—

Net increase (decrease) in cash and cash equivalents	(7)	1	1	—	(5)
Cash and cash equivalents, beginning of period	22	2	4	—	28

Cash and cash equivalents, end of period	$15	$3	$5	$—	$23

12.	Guarantees of the Senior Notes Due 2008

In connection with the senior notes due 2008 that Yellow Roadway assumed by virtue of its merger with Roadway, and in addition to the primary obligor, Roadway LLC, Yellow Roadway and its following 100 percent owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2008: Roadway Next Day Corporation, New Penn Motor Express, Inc., Roadway Express, Inc., Roadway Reverse Logistics, Inc. and Roadway Express International, Inc. Each of the guarantees is full and unconditional and joint and several.

The summarized consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of Yellow Roadway or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan.

The following represents summarized condensed consolidating financial information of Yellow Roadway and its subsidiaries as of June 30, 2004 and December 31, 2003 with respect to the financial position, for the three and six months ended June 30, 2004, for results of operations and for the six months ended June 30, 2004 for statements of cash flows. The primary obligor column presents the financial information of Roadway LLC. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2008 including Yellow Roadway, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheets

June 30, 2004 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$21	$13	$—	$34
Intercompany advances receivable	71	144	(92)	(123)	—
Accounts receivable, net	—	10	784	—	794
Prepaid expenses and other	—	78	43	—	121

Total current assets	71	253	748	(123)	949
Property and equipment at cost	—	858	1,780	—	2,638
Less – accumulated depreciation	—	36	1,156	—	1,192

Net property and equipment	—	822	624	—	1,446
Investment in subsidiaries	612	1225	8	(1,845)	—
Receivable from affiliate	650	—	—	(650)	—
Goodwill, intangibles and other assets	20	1,072	86	—	1,178

Total assets	$1,353	$3,372	$1,466	$(2,618)	$3,573

Intercompany advances payable	$8	$(413)	$528	$(123)	$—
Accounts payable	—	130	141	—	271
Wages, vacations and employees’ benefits	2	243	192	—	437
Other current and accrued liabilities	(16)	119	110	—	213
ABS borrowings	—	—	57	—	57
Current maturities of long-term debt	—	1	—	—	1

Total current liabilities	(6)	80	1,028	(123)	979
Payable to affiliate	—	(30)	30	—	—
Long-term debt, less current portion	246	1,124	15	(650)	735
Deferred income taxes, net	(12)	208	103	—	299
Claims and other liabilities	1	349	135	—	485
Shareholders’ equity	1,124	1,641	155	(1,845)	1,075

Total liabilities and shareholders’ equity	$1,353	$3,372	$1,466	$(2,618)	$3,573

December 31, 2003 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$62	$13	$—	$75
Intercompany advances receivable	38	109	104	(251)	—
Accounts receivable, net	—	329	370	—	699
Prepaid expenses and other	—	39	71	—	110

Total current assets	38	539	558	(251)	884
Property and equipment at cost	—	812	1,727	—	2,539
Less – accumulated depreciation	—	3	1,133	—	1,136

Net property and equipment	—	809	594	—	1,403
Investment in subsidiaries	593	1,402	8	(2,003)	—
Receivable from affiliate	650	—	—	(650)	—
Goodwill, intangibles and other assets	21	1,073	82	—	1,176

Total assets	$1,302	$3,823	$1,242	$(2,904)	$3,463

Intercompany advances payable	$—	$—	$251	$(251)	$—
Accounts payable	1	123	136	—	260
Wages, vacations and employees’ benefits	1	188	162	—	351
Other current and accrued liabilities	(31)	110	99	—	178
ABS borrowings	—	—	72	—	72
Current maturities of long-term debt	—	2	—	—	2

Total current liabilities	(29)	423	720	(251)	863
Payable to affiliate	—	650	—	(650)	—
Long-term debt, less current portion	249	573	14	—	836
Deferred income taxes, net	(11)	205	104	—	298
Claims and other liabilities	1	347	116	—	464
Shareholders’ equity	1,092	1,625	288	(2,003)	1,002

Total liabilities and shareholders’ equity	$1,302	$3,823	$1,242	$(2,904)	$3,463

Condensed Consolidating Statements of Operations
For the three months ended June 30, 2004 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$782	$879	$13	$1,674

Operating expenses:
Salaries, wages and employees’ benefits	—	509	522	—	1,031
Operating expenses and supplies	—	102	135	12	249
Operating taxes and licenses	—	22	21	—	43
Claims and insurance	—	16	20	—	36
Depreciation and amortization	—	20	23	—	43
Purchased transportation	—	74	109	1	184

Total operating expenses	—	743	830	13	1,586

Operating income (loss)	—	39	49	—	88

Nonoperating (income) expenses:
Interest expense	4	10	6	(9)	11
Other	(14)	16	(12)	10	—

Nonoperating (income) expenses, net	(10)	26	(6)	1	11

Income (loss) before income taxes	10	13	55	(1)	77
Income tax provision	3	7	20	—	30
Subsidiary earnings	41	35	—	(76)	—

Net income (loss)	$48	$41	$35	$(77)	$47

For the six months ended June 30, 2004 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,533	$1,693	$—	$3,226

Operating expenses:
Salaries, wages and employees’ benefits	—	1,000	1,025	—	2,025
Operating expenses and supplies	—	229	258	—	487
Operating taxes and licenses	—	40	44	—	84
Claims and insurance	—	31	35	—	66
Depreciation and amortization	—	38	46	—	84
Purchased transportation	—	144	207	—	351

Total operating expenses	—	1,482	1,615	—	3,097

Operating income (loss)	—	51	78	—	129

Nonoperating (income) expenses:
Interest expense	7	31	12	(27)	23
Other	(27)	10	(10)	27	—

Nonoperating (income) expenses, net	(20)	41	2	—	23

Income (loss) before income taxes	20	10	76	—	106
Income tax provision	7	6	28	—	41
Subsidiary earnings	52	48	—	(100)	—

Net income (loss)	$65	$52	$48	$(100)	$65

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2004 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash from (used in) operating activities	$25	$319	$(162)	$(1)	$181

Investing activities:
Acquisition of property and equipment	—	—	(107)	—	(107)
Proceeds from disposal of property and equipment	—	—	4	—	4
Acquisition of companies	—	—	(8)	—	(8)

Net cash used in investing activities	—	—	(111)	—	(111)

Financing activities:
ABS borrowings, net	—	—	(15)	—	(15)
Repayment of long-term debt	—	(3)	(97)	—	(100)
Proceeds from exercise of stock options	—	—	3	—	3
Intercompany advances / repayments	(25)	(357)	382	1	1

Net cash provided by (used in) financing activities	(25)	(360)	273	1	(111)

Net decrease in cash and cash equivalents	—	(41)	—	—	(41)
Cash and cash equivalents, beginning of period	—	62	13	—	75

Cash and cash equivalents, end of period	$—	$21	$13	$—	$34

Item 2. Ma nagement’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of Yellow Roadway Corporation (also referred to as “Yellow Roadway,” “we” or “our”). MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or include the words “should,” “could,” “may,” “expects,” “believes,” “anticipates,” “estimates” or similar expressions. Our actual results could differ materially from those projected by these forward-looking statements due to a number of factors, including (without limitation), inflation, inclement weather, price and availability of fuel, competitor pricing activity, expense volatility, changes in and customer acceptance of new technology, our ability to capture cost synergies from our acquisition of Roadway Corporation, changes in equity and debt markets, a downturn in general or regional economic activity and labor relations, including (without limitation) the impact of work rules, our obligations arising out of our participation in multi-employer health, welfare and pension plans, wage requirements, employee satisfaction, work stoppages, strikes or other disruptions.

On December 11, 2003, we successfully closed the acquisition of Roadway Corporation (“Roadway”). Roadway became Roadway LLC (“Roadway Group”) and a subsidiary of Yellow Roadway. Consideration for the acquisition included $494 million in cash and 18.0 million shares of Yellow Roadway common stock for a total purchase price of approximately $1.1 billion. The Roadway Group has two operating segments, Roadway Express, Inc. (“Roadway Express”) and New Penn Motor Express, Inc. (“New Penn”).

In accordance with SFAS No. 141, Business Combinations, we accounted for the acquisition under purchase accounting. As a result, our Statements of Consolidated Operations and Statements of Consolidated Cash Flows include results for Roadway Express and New Penn from the date of acquisition. Our second quarter 2003 results and our results for the six months ended June 30, 2003 do not reflect the operations of the Roadway Group; however, our Notes to Consolidated Financial Statements do include limited pro forma information that presents the combined results of operations of Yellow Roadway as if the Roadway acquisition had occurred at the beginning of the period presented. Management has provided the pro forma information to facilitate comparison of results among periods. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of Yellow Roadway that would have been reported had the acquisition been completed as of the date presented and should not be taken as representative of the future consolidated results of operations of Yellow Roadway.

Results of Operations

Our Results of Operations section focuses on the highlights and significant items that impacted our operating results during the second quarter as well as the year to date. Our discussion will also explain the adjustments to operating income that management excludes when internally evaluating segment performance since the items are not related to the segments’ core operations. Please refer to our Business Segments note for further discussion.

Yellow Transportation Results

As one of our largest operating units, Yellow Transportation represented approximately 47 percent and 97 percent of our consolidated revenue in the second quarter of 2004 and 2003, respectively, and in the six months ended June 30, 2004 and 2003, respectively. On a pro forma basis, assuming the acquisition of Roadway had occurred on January 1, 2003, Yellow Transportation revenue would have represented approximately 47 percent of our consolidated revenue in the second quarter of 2003 and in the six months ended June 30, 2003. The table below provides summary financial information for Yellow Transportation for the three and six months ended June 30:

	Three months			Six months
(in millions)	2004	2003	Percent Change	2004	2003	Percent Change
Operating revenue	$792.6	$691.4	14.6%	$1,527.1	$1,351.6	13.0%
Operating income	45.7	36.4	25.7%	72.1	55.9	29.1%
Adjustments to operating income(a)	—	—	n/m	0.5	—	n/m (b)
Adjusted operating income	45.7	36.4	25.7%	72.6	55.9	29.9%
Operating ratio	94.2%	94.7%	0.5pp	95.3%	95.9%	0.6pp (c)
Adjusted operating ratio	94.2%	94.7%	0.5pp	95.2%	95.9%	0.7pp

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations (see discussion below).
(b)	Not meaningful.
(c)	Percentage points.

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Yellow Transportation reported record second quarter revenue in 2004 of $792.6 million, representing an increase of $101.2 million or 14.6 percent from the second quarter of 2003. The revenue increase resulted from a combination of continued improvement in economic conditions, continued emphasis on premium services and meeting customer expectations. The two primary components of less-than-truckload (“LTL”) revenue are tonnage, comprised of the number of shipments and the weight per shipment, and price, usually evaluated on a per hundred weight basis. In the second quarter of 2004, Yellow Transportation LTL tonnage increased by 9.3 percent per day, and LTL revenue per hundred weight, excluding the fuel surcharge, improved by 2.5 percent from the second quarter of 2003. The fuel surcharge, adjusted weekly based on a national index, represents an amount passed on to customers due to higher fuel costs and is common throughout the transportation industry. Because we receive the fuel surcharge from customers and it has a high degree of volatility, we typically evaluate our pricing excluding this surcharge.

Premium services, an integral part of our strategy to offer a broad portfolio of services and meet the increasingly complex transportation needs of our customers, continued to deliver significant revenue growth. Premium services at Yellow Transportation include, among others, Exact Express®, an expedited and time-definite ground service with a 100 percent satisfaction guarantee; and Definite Delivery®, a guaranteed on-time service with constant shipment monitoring and notification. In the second quarter of 2004, total Exact Express revenue increased by nearly 60 percent and Definite Delivery revenue was consistent with the second quarter of 2003. Yellow Transportation also offers Standard Ground™ Regional Advantage, a high-speed service for shipments moving between 500 and 1,500 miles. Standard Ground Regional Advantage revenue represented approximately 24 percent of total Yellow Transportation revenue in the second quarter of 2004 and increased nearly 11 percent from the second quarter of 2003. This service provides higher utilization of assets by use of more direct loading and bypassing intermediate handling at distribution centers.

Yellow Transportation operating income improved by $9.3 million in the second quarter of 2004 compared to the second quarter of 2003. Operating income increased due to higher revenue and our continued ability to effectively balance volume and price. Increased wage and benefit rates, primarily contractual, and increased property damage and claims liability reserves, including $3.5 million specifically accrued during the second quarter of 2004 for a large accident, partially offset the operating income improvement. In addition, the second quarter of 2003 included a $3.7 million reduction in claims and insurance expense for an insurance recovery related to two former employees falsifying claims over several years. Operating expenses as a percentage of revenue decreased in the second quarter of 2004 by 0.5 percentage points compared to the second quarter of 2003, resulting in an operating ratio of 94.2 percent. Operating ratio refers to a common industry measurement calculated by dividing a company’s operating expenses by its operating revenue.

In addition to the operating ratio, we evaluate our results based on incremental margins, or the change in operating income divided by the change in revenue. The incremental margin at Yellow Transportation from the second quarter of 2003 to the second quarter of 2004 was approximately 9 percent. This incremental margin did not meet our 15 to 20 percent long-term goal primarily due to the reduction in claims and insurance expense in the second quarter of 2003, as discussed above, and increased property damage and claims liability reserves, higher performance incentive accruals and increased corporate-allocated management fees in the second quarter of 2004. Absent the effect of the 2004 increased reserves and the 2003 insurance recovery, our incremental margin was 16 percent. In any given quarter, our incremental margin may be above or below our targeted level of 15 to 20 percent. However, over the longer-term, our expectation is to average a 15 to 20 percent incremental margin.

Adjustments to operating income represent charges that management excludes when evaluating segment performance to better understand the results of our core operations. Management excludes the impact of gains and losses from the disposal of property as they reflect charges not related to the segment’s primary business. For the three months ended June 30, 2004 and 2003, adjustments to operating income were insignificant to our results of operations.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Yellow Transportation revenue increased $175.5 million or 13 percent in the six months ended June 30, 2004 versus the year ago period. In the six months ended June 30, 2004, Yellow Transportation LTL tonnage increased 8.8 percent compared to the year ago period primarily due to improved economic conditions and increased penetration in premium services. In addition, LTL revenue per hundred weight, excluding the fuel surcharge, increased during the six months ended June 30, 2004 by 2.6 percent compared to the six months ended June 30, 2003.

Operating income for Yellow Transportation increased $16.2 million or 29.1 percent in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As discussed above, the increase in operating income is related to the increased revenue and our continued success in negotiating appropriate prices for the related business volumes. Our operating income was adversely impacted by an increase in our property damage and claims liability expense, in large part due to one specific accident, which increased over 50 percent. We also experienced wage and benefit increases that further offset the increase in operating income.

Roadway Express Results

Three months ended June 30, 2004 compared to three months ended June 30, 2003

As one of our recently acquired subsidiaries, Roadway Express results were not included in our second quarter 2003 results of operations, which make 2004 results more challenging to evaluate against prior periods. In the second quarter of 2003, Roadway Express results reflected different accounting policies, and the effect of asset and liability valuations prior to adjusting them to their fair value, as required by purchase accounting. In addition, the entity reported results based on a twelve-week period instead of a calendar quarter resulting in five fewer business days than the second quarter of 2004. For these reasons, management evaluates the segment’s results primarily based on a combination of sequential growth month over month, attainment of plan performance and comparison to adjusted second quarter 2003 results.

Roadway Express reported revenue of $768.2 million in the second quarter of 2004 compared to adjusted revenue of $742.4 million in the second quarter of 2003, an increase of 3.5 percent. Prior year second quarter revenue was adjusted to reflect the current revenue recognition policy and the conversion to a calendar quarter. Roadway Express represented approximately 46 percent of our consolidated revenue in the second quarter of 2004. On a pro forma basis, assuming the acquisition of Roadway had occurred on January 1, 2003, Roadway Express revenue would have represented approximately 51 percent of our consolidated revenue in the second quarter of 2003. The revenue increase resulted from a 2.7 percent improvement in LTL revenue per hundred weight, excluding the fuel surcharge, partially offset by a 2.0 percent decline in LTL tonnage per day compared to the second quarter of 2003. Although LTL business volumes are lower, Roadway Express is experiencing an improved trend in LTL tonnage per day when comparing second quarter 2004 versus first quarter 2004.

Roadway Express reported operating income of $36.4 million in the second quarter of 2004, which included approximately $.0.2 million of gains on property disposals. Operating income results exceeded management’s expectations for the second quarter of 2004, as the segment lowered operating costs in response to the lower volumes. Reduced salaries, wages and employees’ benefits contributed significantly to the favorable operating results. Efficiency improvements more than offset the increased contractual wage and benefit rates. In addition, operating expenses and supplies decreased from earlier projections despite significant fluctuations in fuel costs throughout the quarter. In the second quarter of 2004, Roadway Express recognized $2.2 million of amortization related to intangible assets identified in the purchase price allocation. Roadway Express reported a second quarter 2004 operating ratio of 95.3 percent compared to 98.3 percent for the second quarter of 2003 when stated on a comparable basis.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Roadway Express reported revenue of $1,485.3 million for the six months ended June 30, 2004 as compared to $1,452.6 million, as adjusted, for the six months ended June 30, 2003, an increase of $32.7 million or 2.3 percent. The prior period revenue was adjusted to reflect the current revenue recognition policy and the conversion into a six-month period versus a twenty-four week period. The increased revenue is attributed to favorable pricing changes partially offset by a 3.0 percent decline in LTL tonnage per day. Roadway Express represented approximately 46 percent of our consolidated revenue for the six months ended June 30, 2004.

Roadway Express reported operating income of $51.4 million for the six months ended June 30, 2004 as compared to $33.1 million, as adjusted, for the six months ended June 30, 2003. The current period operating income significantly benefited from various cost savings initiatives. These initiatives, primarily centered on reduced salaries, wages and employees’ benefits, more than compensated for increased contractual wage and benefit rates and higher fuel costs. During the six months ended June 30, 2004, Roadway Express recognized $3.9 million of amortization of intangible assets. There was no such amount in the comparable prior year period.

New Penn Results

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Similar to Roadway Express, New Penn results for the second quarter of 2004 include purchase accounting valuations and reflect different accounting policies than the second quarter of 2003. In addition, the entity reported prior year results based on a twelve-week period instead of a calendar quarter resulting in five fewer business days than the second quarter of 2004.

New Penn reported revenue of $64.3 million in the second quarter of 2004 compared to adjusted revenue of $54.7 million in the second quarter of 2003. Prior year second quarter revenue was adjusted to reflect the conversion to a calendar quarter. Due to the focus on next-day services, New Penn did not record a significant revenue recognition adjustment in the second quarter of 2004 or the second quarter of 2003. Please refer to Management’s Discussion and Analysis in our Annual Report on Form 10-K for a detailed discussion of our revenue recognition policies.

New Penn represented approximately 4 percent of our consolidated revenue in the second quarter of 2004. On a pro forma basis, assuming the acquisition of Roadway had occurred on January 1, 2003, New Penn revenue would have represented approximately 4 percent of our consolidated revenue in the second quarter of 2003. The 17.6 percent revenue improvement from the second quarter of 2003 to the second quarter of 2004 resulted primarily from a 15.0 percent increase in LTL tonnage per day, and a 0.8 percent increase in revenue per hundred weight, excluding the fuel surcharge. New Penn effectively gained profitable new customers upon the closure of a competitor, USF Red Star, on May 24, 2004. Strong sales initiatives, coupled with one month of the USF Red Star business, and continued improvement in the economy in the second quarter of 2004 contributed to the tonnage growth.

Operating income at New Penn was $9.2 million in the second quarter of 2004, including approximately $42 thousand of gains on property disposals. Operating income results exceeded management’s expectations for the second quarter of 2004 and significantly increased from the entity’s reported results in the second quarter of 2003. In the second quarter of 2004, New Penn recognized $0.8 million of amortization related to intangible assets identified in the purchase price allocation. Increased revenue combined with good cost management significantly contributed to an operating ratio improvement of 5.1 percentage points from the prior year period resulting in a second quarter 2004 operating ratio of 85.7 percent.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

New Penn reported revenue of $120.4 million and operating income of $15.0 million for the six months ended June 30, 2004. The revenue growth at New Penn is directly attributed to the increase in LTL tonnage per day in addition to one month benefit of new customers gained from the closure of USF Red Star in the Northeast. The improved economy also contributed to the strong revenue results at New Penn. The segment’s operating income also benefited from the strong revenue improvements as well as continued emphasis on cost containment and profitable growth strategies. During the six months ended June 30, 2004, New Penn recognized $1.9 million of amortization of intangible assets. There was no such amount in the comparable prior year period.

Meridian IQ Results

Meridian IQ is our non-asset-based segment that plans and coordinates the movement of goods throughout the world. Meridian IQ represented approximately 3 percent of our consolidated revenue in the second quarter of 2004 and 2003 and approximately 3 percent in the six months ended June 30, 2004 and 2003. On a pro forma basis, assuming the acquisition of Roadway had occurred on January 1, 2003, Meridian IQ revenue would have represented approximately 2 percent of our consolidated revenue in the second quarter of 2003 and approximately 2 percent in the six months ended June 30, 2003. The table below provides summary financial information for Meridian IQ for the three and six months ended June 30:

	Three months			Six months
(in millions)	2004	2003	Percent Change	2004	2003	Percent Change
Operating revenue	$50.6	$23.2	118.4%	$96.3	$45.3	112.8%
Operating income	0.6	0.1	n/m	1.2	(0.8)	n/m

Three months ended June 30, 2004 compared to three months ended June 30, 2003

In the second quarter of 2004, Meridian IQ revenue increased by $27.4 million or 118.4 percent from the second quarter of 2003. The significant increase in revenue resulted from a combination of strong organic growth within Meridian IQ existing services and recent acquisitions. Operating income also increased from $0.1 million in the second quarter of 2003 to $0.6 million in the second quarter of 2004. Increased revenue partially offset by higher marketing costs produced the improved operating results.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

For the six months ended June 30, 2004, Meridian IQ revenue increased by $51.0 million or 112.8 percent from the six months ended June 30, 2003. Meridian IQ had an operating loss of $0.8 million for the six months ended June 30, 2003 compared to an operating profit of $1.2 million for the six months ended June 30, 2004. Organic growth within Meridian IQ and the positive results from recent acquisitions contributed to the overall improved operating results for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Consolidated Results

Our consolidated results for the three and six months ended June 30, 2004 include the results of each of the operating segments previously discussed, including Roadway Express and New Penn. The reported results for the three and six months ended June 30, 2003 include the former Yellow Corporation entities only, consisting of Yellow Transportation and Meridian IQ. Pro forma information provided presents the combined results of operations of Yellow Roadway as if the Roadway acquisition had occurred at the beginning of the period presented. The following discussion focuses on items that management evaluates on a consolidated basis, as segment results have been discussed previously.

Three months ended June 30, 2004 compared to three months ended June 30, 2003

The table below provides summary consolidated financial information for the three months ended June 30:

				Percent Change
(in millions)	2004	2003 Pro Forma	2003 Reported	2004 vs. 2003 Pro Forma	2004 vs. 2003 Reported
Operating revenue	$1,674.1	$1,456.1	$713.5	15.0%	134.7%
Operating income	88.2	46.9	32.3	88.1%	173.9%
Nonoperating expenses, net	12.0	10.8	2.3	11.1%	421.7%
Income from continuing operations	46.9	21.8	18.4	115.1%	155.5%
Income from discontinued operations	—	(0.3)	—	n/m	n/m
Net income	$46.9	$21.5	$18.4	118.1%	155.5%

Operating revenue in the second quarter of 2004 increased by $218.0 million compared to pro forma revenue in the second quarter of 2003. Each of our operating segments contributed to the revenue growth, which resulted from a combination of improving economic conditions, increased premium services and non-asset-based acquisitions. Operating revenue increased by $960.6 million from second quarter 2003 reported revenue to the second quarter of 2004, primarily due to the acquisition of Roadway Express and New Penn in addition to the improved results at Yellow Transportation and Meridian IQ.

Consolidated operating income improved by $41.3 million from pro forma second quarter 2003 operating income to the second quarter 2004. The improved results primarily related to increased revenue and effective cost management at each of our operating segments. Reported second quarter 2003 operating income increased by $55.9 million compared to the second quarter of 2004, mostly due to the acquisition of Roadway Express and New Penn, and increased revenue at Yellow Transportation and Meridian IQ. Corporate expenses in the second quarter of 2004 decreased by $0.5 million from the second quarter of 2003 as higher performance incentive accruals, based on our improved operating results, were more than offset by corporate-allocated management fees.

Nonoperating expenses in the second quarter of 2004 increased by $1.2 million from the pro forma nonoperating expenses in the second quarter of 2003 as a result of lower interest income partially offset by lower interest expense. The lower interest expense resulted from lower average debt balances in the second quarter of 2004 compared to those included in the pro forma results. Reported second quarter 2003 interest expense increased by $9.7 million in the second quarter of 2004 due to the additional debt we either assumed or issued to consummate the Roadway acquisition, including the assumption of $225.0 million of principal senior notes issued by Roadway.

Our effective tax rate for the second quarter of 2004 was 38.5 percent compared to 38.9 percent in the second quarter of 2003. As we record our tax provision based on our full year forecasted results, we expect this rate to approximate 38.5 percent for the remainder of the year. Variations in the rate could result from our income allocation among subsidiaries and their relative state tax rates, in addition to tax planning strategies that may be implemented throughout the year.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

The table below provides summary consolidated financial information for the six months ended June 30:

				Percent Change
(in millions)	2004	2003 Pro Forma	2003 Reported	2004 vs. 2003 Pro Forma	2004 vs. 2003 Reported
Operating revenue	$3,226.3	$2,897.4	$1,394.5	11.4%	134.7%
Operating income	129.6	81.3	44.1	59.4%	173.9%
Nonoperating expenses, net	23.7	23.6	4.8	0.4%	421.7%
Income from continuing operations	65.1	34.5	24.0	88.7%	155.5%
Income from discontinued operations	—	(0.1)	—	n/m	n/m
Net income	$65.1	$34.4	$24.0	89.2%	155.5%

Consolidated operating revenue for the six months ended June 30, 2004 increased by $328.9 million compared to pro forma revenue in the six months ended June 30, 2003. Each of our operating segments, especially Yellow Transportation, contributed to revenue growth, which resulted from both improved economic conditions and increased premium services. Consolidated operating revenue increased by $1.8 billion from the reported revenue for the six months ended June 30, 2003 to the current comparable period primarily due to the acquisition of the Roadway Group in addition to the improved results at Yellow Transportation as previously discussed.

Consolidated operating income for the six months ended June 30, 2004 increased by $48.3 million compared to pro forma operating income for the six months ended June 30, 2003. The improved results are primarily attributable to increased consolidated revenue and the successful integration of cost reduction programs within the Roadway Group and Yellow Transportation. Consolidated operating income as reported for the six months ended June 30, 2003 increased by $85.5 million when compared to the comparable current year period due to the acquisition of the Roadway Group, as well as the previously mentioned successes within Yellow Transportation. Corporate expenses for the six months ended June 30, 2004 decreased $0.9 million versus the six months ended June 30, 2003 primarily due to increased incentive accruals related to our improved operating results and increased professional services costs which were more than offset by the higher corporate-allocated management fees and the absence of costs associated with sponsoring a trade conference that generally occurs every other year.

During the six months ended June 30, 2004, we were able to capture approximately $12.0 million of cost synergies through the cost reduction programs mentioned above. We expect further cost synergies to be realized during the balance of the year.

Consolidated nonoperating expenses for the six months ended June 30, 2004 were comparable to the pro forma amounts for the six months ended June 30, 2003 and greater than the nonoperating expenses for the six months ended June 30, 2003 by $18.9 million due to the additional debt we either assumed or issued to consummate the Roadway acquisition.

Our effective tax rate for the six months ended June 30, 2004 was 38.5 percent compared to 38.9 percent for the six months ended June 30, 2003. As discussed above, we expect this rate to approximate 38.5 percent for the remainder of the year.

Financial Condition

Liquidity

Our liquidity needs arise primarily from capital investment in new equipment, land and structures, and information technology, as well as funding working capital requirements. To provide short-term and longer-term liquidity, we maintain capacity under a $525 million secured credit agreement and a $300 million asset backed securitization (“ABS”) agreement involving Yellow Transportation and Roadway Express accounts receivable. We believe these facilities provide adequate capacity to fund our current working capital and capital expenditure requirements. It is not unusual for us to have a deficit working capital position, as we can operate in this position due to rapid turnover of accounts receivable, effective cash management and ready access to funding.

Secured Credit Agreement

Our secured credit agreement consists of three parts: a term loan, a letters of credit facility and a revolver loan. As of June 30, 2004, we had $75 million outstanding on the term loan. As we repay the term loan, our total capacity under the secured credit agreement decreases since we cannot borrow the funds again in the future. The entire $175 million of the term loan was borrowed in December 2003 to pay a portion of the Roadway acquisition. We reduced the outstanding amount of the term loan in the first quarter of 2004 by $25 million through streamlining our cash processes and working capital management. In the second quarter of 2004 we further reduced the amount of the term loan by $75 million through cash from operations and borrowings under our more economic ABS facility. We may use the letters of credit facility for issuance of standby letters of credit and the revolver loan for short-term borrowings and additional letters of credit. Letters of credit serve primarily as collateral for our self-insurance programs, primarily in the areas of workers’ compensation, property damage and liability claims. Collateral requirements for letters of credit and availability of surety bonds, an alternative form of self-insurance collateral, fluctuate over time with general conditions in the insurance market. The revolver loan initially provided capacity of $250 million. In conjunction with the modifications to our ABS facility in May 2004 as discussed below, the capacity of the revolver loan was reduced to $200 million.

Our interest rate on the secured credit agreement is based on the London inter-bank offer rate (“LIBOR”) plus a fixed increment. We have secured the credit facility with substantially all of our domestic assets except for those assets that secure our ABS facility. Under the terms of the agreement, we must comply with certain covenants primarily relating to our interest expense, fixed charges, senior secured leverage and total leverage. In addition, the agreement limits our activities regarding acquisitions, sales of assets, dividends, share repurchases, and capital expenditures. As of June 30, 2004, we were in compliance with all terms of the agreement. We do not consider these covenants overly restrictive and we believe we have considerable flexibility in operating our business in a prudent manner. Presently we are considering opportunities to replace our secured financing agreement with an unsecured credit facility containing more attractive rates and covenants. If we replace our secured financing agreement, the related deferred debt costs presently being amortized would be written off as a non-cash charge. At June 30, 2004, these costs totaled approximately $18.9 million. The following table provides details of the outstanding components and available unused capacity under the current bank credit agreement at each period end:

(in millions)	June 30, 2004	December 31, 2003
Total capacity	$525.0	$675.0
Term loan	(75.0)	(175.0)
Letters of credit facility outstanding	(250.0)	(250.0)
Letters of credit under revolver loan outstanding	(28.8)	(24.4)

Available unused capacity	$171.2	$225.6

On September 30, 2002, we completed the 100 percent distribution (“the spin-off”) of all of the shares of SCS Transportation, Inc. (“SCST”) to our shareholders. As part of the spin-off, we agreed to maintain the letters of credit outstanding at the spin-off date until SCST obtained replacement letters of credit or third party guarantees. SCST agreed to use its reasonable best efforts to obtain these letters of credit or guarantees, which in many cases would allow us to obtain a release of our letters of credit. SCST also agreed to indemnify us for any claims against the letters of credit that we provide. SCST reimburses us for all fees incurred related to the remaining outstanding letters of credit. Our outstanding letters of credit at June 30, 2004 included $3.4 million for workers’ compensation, property damage and liability claims against SCST. We also provided a guarantee regarding certain lease obligations of SCST at the spin-off date. The remaining lease obligations are $5.0 million at June 30, 2004.

Asset Backed Securitization Facility

Our ABS facility provides us with additional liquidity and lower borrowing costs through access to the asset backed commercial paper market. By using the ABS facility, we obtain a variable rate based on the A1/P1 commercial paper rate plus a fixed increment for utilization and administration fees.

On May 21, 2004, we replaced our existing ABS facility with a new ABS facility. The new ABS facility involves receivables of Yellow Transportation and Roadway Express and has an increased limit of $300 million, up from the previous limit of $200 million. Under the terms of the agreement, Yellow Transportation and Roadway Express provide servicing of the receivables and retain the associated collection risks. The termination date of the ABS facility is May 20, 2005. Accordingly, the outstanding borrowings of $57 million as of June 30, 2004 have been classified as a current liability in the accompanying consolidated balance sheets.

The new ABS facility is operated by Yellow Roadway Receivables Funding Corporation (“YRRFC”), a special purpose entity and wholly owned subsidiary of Yellow Roadway. Management will continue to evaluate the financial position of Yellow Transportation and Roadway Express including the transferred receivables and related borrowings. As a result, the Yellow Roadway consolidated financial statements and segment reporting will not be impacted by this change. However, as the receivables will be legally owned by YRRFC, separate subsidiary financial statements filed with the Securities and Exchange Commission due to the issuance of public debt will not reflect the transferred receivables and related borrowings.

The following table provides details of the available unused capacity under the asset backed securitization funding at each period end:

(in millions)	June 30, 2004	December 31, 2003
Total capacity	$300.0	$200.0
Amount outstanding	(57.0)	(71.5)

Available unused capacity	$243.0	$128.5

Cash Flow Measurements

We use free cash flow as a measurement to manage working capital and capital expenditures. Free cash flow indicates cash available after normal capital expenditures have been funded. Free cash flow may be used to fund additional capital expenditures, to reduce outstanding debt (including current maturities), to invest in our growth strategies or other prudent uses of cash. This measurement is used for internal management purposes and should not be construed as a better measurement than net cash from operating activities as defined by generally accepted accounting principles. The following table illustrates our calculation for determining free cash flow for the six months ended June 30:

(in millions)	2004	2003
Net cash from operating activities	$180.7	$69.8
Net property and equipment acquisitions	(103.3)	(46.8)
Proceeds from exercise of stock options	3.4	1.1

Free cash flow	$80.8	$24.1

The $56.7 million increase in free cash flow from the second quarter of 2003 to the second quarter of 2004 resulted from increased operating cash flow of $110.9 million partially offset by increased net property and equipment acquisitions of $56.5 million. Operating cash flows increased from the second quarter of 2003 to the second quarter of 2004 primarily due to improved operating results of $41.1 million and other working capital fluctuations of $68.6 million, offset by an increase in the change in accounts receivable of $79.2 million due to increased revenue. Other working capital fluctuations mostly related to timing differences in employee wage and benefit accruals, increased performance incentive accruals, and accrued interest and taxes. In addition, approximately $32 million of the fluctuation related to employee wage and benefit accruals, accrued income taxes and miscellaneous prepaids for Roadway Express and New Penn, as these entities were not included in our reported results for the second quarter of 2003.

Other items considered in evaluating free cash flow include net property and equipment acquisitions and proceeds from the exercise of stock options. In the first six months of 2004, net property and equipment acquisitions increased by $56.5 million compared to the first six months of 2003, due to a combination of increased investments in revenue equipment at Yellow Transportation and the impact of capital expenditures for Roadway Express and New Penn. Our proceeds received from the exercise of stock options increased by $2.3 million in the first six months of 2004 compared to the first six months of 2003 primarily due to the increase in the exercise of stock options, primarily attributable to the increase in our average common stock price during 2004.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of June 30, 2004.

Contractual Cash Obligations

	Payments Due by Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Balance sheet obligations:
ABS borrowings	$57.0	$—	$—	$—	$57.0
Long-term debt	0.8	7.4	299.8	406.0	714.0

Off balance sheet obligations:
Operating leases	66.4	78.8	26.5	11.2	182.9	(a)
Capital expenditures	51.6	—	—	—	51.6

Total contractual obligations	$175.8	$86.2	$326.3	$417.2	$1,005.5

(a)	The net present value of operating leases, using a discount rate of 10 percent, was $155.3 million at June 30, 2004.

On April 30, 2004, we notified Bandag, Inc. that we plan to terminate the tire lease agreement between Roadway Express and Bandag effective August 1, 2004. The agreement contains a provision for us to buy the remaining tire inventory. At June 30, 2004, we have recorded a liability of $33.5 million classified as accounts payable in the consolidated balance sheets with the related asset included in property and equipment. We believe termination of this agreement supports both our near and long-term economic objectives and is consistent with our business policies. We do not expect the lease termination to have a material impact on our results of operations.

In June 2004, we deposited with the Internal Revenue Service (“IRS”) $41.4 million ($32.3 million net of tax benefit) to stop the accrual of additional interest related to a preliminary tax settlement. The IRS challenged the timing of a deduction by Roadway Express related to prior years’ contributions to certain union pension plans. Additional state tax and interest payments of approximately $9.0 million ($7.4 million net of tax benefit) resulting from the federal adjustments are expected to be made during the second half of 2004. We had specifically established reserves related to these payments in purchase accounting and do not expect this matter to have a material impact on our results of operations.

On July 1, 2004, we contributed $22.3 million to our company-sponsored pension plans in accordance with our funding requirements. We expect to make additional contributions to these plans during the remainder of 2004 of $20.7 million.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Available line of credit	$—	$—	$171.2	$—	$171.2
Letters of credit	278.8	—	—	—	278.8	(a)
Lease guarantees for SCST	1.7	2.4	0.9	—	5.0
Surety bonds	53.0	8.1	1.3	—	62.4	(b)

Total commercial commitments	$333.5	$10.5	$173.4	$—	$517.4

(a)	Includes $1.5 million in letters of credit that are not currently covered under a credit facility.
(b)	Includes $1.8 million of surety bonds for SCST related to workers’ compensation, property damage and liability claims.

Outlook

At its July 2004 meeting, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a tentative conclusion on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt of Diluted Earnings Per Share,” that would require the contingent shares issuable under our contingent convertible senior notes to be included in our diluted earnings per share calculation retroactive to the date of issuance by applying the “if converted” method under SFAS Statement No. 128, “Earnings Per Share” (Statement No. 128). We have followed the existing interpretation of Statement No. 128, which requires inclusion of the impact of the conversion of our contingent convertible senior notes only when and if the conversion threshold, as defined, is reached. If this proposed rule is adopted, our diluted earnings per share will be lower than previously reported. We estimate this proposed rule would increase our average shares outstanding used in our calculation of diluted earnings per share by approximately 9.6 million shares. In addition, we estimate that the numerator used in the calculation of our diluted earnings per share would increase by an amount equal to the interest cost, net of tax, on our contingent convertible senior notes. The annual interest on these notes is $17.6 million ($10.8 million net of tax).

It em 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, equity prices, foreign exchange rates and fuel prices.

Risk from Interest Rates and Equity Prices

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we utilize both fixed rate and variable rate financial instruments with varying maturities. Given the favorable interest rate markets in 2003, we issued and entered into a significant amount of fixed-rate debt for the acquisition of Roadway. At June 30, 2004, we had approximately 80 percent of our debt at fixed rates with the balance at variable rates.

The table below provides information regarding our interest rate risk related to fixed-rate debt as of June 30, 2004. Principal cash flows are stated in millions and weighted average interest rates are by contractual maturity. We estimate the fair value of our industrial development bonds by discounting the principal and interest payments at current rates available for debt of similar terms and maturity. The fair values of our principal senior notes due 2008 and contingent convertible senior notes have been calculated based on the quoted market prices at June 30, 2004. The market price for the contingent convertible senior notes reflects the combination of debt and equity components of the convertible instrument. We consider the fair value of variable-rate debt to approximate the carrying amount due to the fact that the interest rates are generally set for periods of three months or less, and therefore, we exclude it from the table below.

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed-rate debt (in millions)	$—	$4.4	$—	$—	$227.5	$407.0	$638.9	$789.1
Average interest rate	—	5.25%	—	—	8.22%	4.42%

Foreign Exchange Rates

Revenue, operating expenses, assets and liabilities of our Canadian, Mexican and United Kingdom subsidiaries are denominated in local currencies, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not material to our consolidated financial position or results of operations. On June 30, 2004, we entered into a foreign currency hedge with a notional amount of $5 million and a maturity of December 31, 2004. This instrument is to effectively hedge our exposure to foreign currency fluctuations on certain intercompany debt with GPS Logistics (EU) Ltd.

Fuel Price Volatility

Yellow Transportation, Roadway Express and New Penn currently have effective fuel surcharge programs in place. As discussed under “Results of Operations – Yellow Transportation,” these programs are well established within the industry and customer acceptance of fuel surcharges remains high. Because the amount of fuel surcharge is based on average, national diesel fuel prices and is reset weekly, our exposure to fuel price volatility is significantly reduced.

I tem 4. Controls and Procedures

We maintain a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this report and have determined that such disclosure controls and procedures are effective.

Subsequent to the evaluation by our principal executive and financial officers, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Annual Meeting of Shareholders on May 20, 2004.

(b)	The following directors were elected with the indicated number of votes set forth below.

Nominees	For	Withheld
Cassandra C. Carr	41,331,222	1,204,995
Howard M. Dean	40,699,134	1,837,083
Frank P. Doyle	42,185,162	351,055
John F. Fiedler	41,484,029	1,052,188
Dennis E. Foster	41,353,965	1,182,252
John C. McKelvey	41,561,579	974,638
Phillip J. Meek	41,365,100	1,171,117
William L. Trubeck	42,026,648	509,569
Carl W. Vogt	42,196,604	339,613
William D. Zollars	41,739,261	796,956

(c)	Votes were cast with respect to the approval of the Yellow Roadway 2004 Long-Term Incentive and Equity Award Plan:

For: 28,719,351	Against: 5,238,508	Abstain: 111,954

(d)	Votes were cast with respect to the ratification of the appointment of KPMG LLP as independent public accountants of Yellow Roadway for 2004:

For: 41,872,179	Against: 521,727	Abstain: 142,311

Item	6. Ex hibits and Reports on Form 8-K

(a)	Exhibits

3.1	Bylaws of Yellow Roadway Corporation, as amended.

10.1	Receivables Sale Agreement, dated as of May 21, 2004, between Yellow Transportation, Inc. and Roadway Express, Inc., as the Originators; and Yellow Roadway Receivables Funding Corporation, as the Buyer.

10.2	Receivables Purchase Agreement, dated as of May 21, 2004, among Yellow Roadway Receivables Funding Corporation, as Seller; Falcon Asset Securitization Corporation, Blue Ridge Asset Funding Corporation, as Conduits; the Financial Institutions Party to the Agreement, as Committed Purchasers; Wachovia Bank, National Association, as Blue Ridge Agent; and Bank One, NA (Main Office Chicago), as Falcon Agent and as Administrative Agent.

31.1	Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Donald G. Barger, Jr. pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William D. Zollars pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Donald G. Barger, Jr. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Roadway LLC and Subsidiaries Consolidated Financial Statements; Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003, Statements of Consolidated Operations for the three and six months ended June 30, 2004 and twelve and twenty-four weeks ended June 21, 2003 and Statements of Cash Flows for the six months ended June 30, 2004 and twenty-four weeks ended June 21, 2003.

99.2	Roadway Express, Inc. and Subsidiaries Consolidated Financial Statements; Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003, Statements of Consolidated Operations for the three and six months ended June 30, 2004 and twelve and twenty-four weeks ended June 21, 2003 and Statements of Cash Flows for the six months ended June 30, 2004 and twenty-four weeks ended June 21, 2003.

99.3	Roadway Next Day Corporation and Subsidiary Consolidated Financial Statements; Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003, Statements of Consolidated Operations for the three and six months ended June 30, 2004 and twelve and twenty-four weeks ended June 21, 2003 and Statements of Cash Flows for the six months ended June 30, 2004 and twenty-four weeks ended June 21, 2003.

(b)	Reports on Form 8-K

On April 23, 2004, a Form 8-K was furnished under Item 12, Results of Operations and Financial Condition, in which Yellow Roadway made available its results of operations and financial condition for the three months ending March 31, 2004.

On May 11, 2004, a Form 8-K was furnished under Item 9, Regulation FD Disclosure, to make available a presentation given at the Bear Stearns Global Transportation Conference on May 11, 2004.

On May 20, 2004, a Form 8-K was filed under Item 5, Other Events, to make available unaudited pro forma financial information by quarter for 2003.

On May 21, 2004, a Form 8-K was furnished under Item 9, Regulation FD Disclosure, to announce that Yellow Roadway held its annual stockholders’ meeting on May 20, 2004, and to make available the preliminary results of the proxy vote.

On May 25, 2004, a Form 8-K was filed under Item 5, Other Events, to announce Yellow Roadway replaced its current asset backed securitization (“ABS”) facility with a new ABS facility.

On June 15, 2004, a Form 8-K was furnished under Item 9, Regulation FD Disclosure, in which Yellow Roadway announced via a press release that it increased second quarter 2004 earnings per share guidance.

On June 18, 2004, a Form 8-K was filed under Item 5, Other Events, to announce Roadway Express, a subsidiary of Yellow Roadway, had reached an oral preliminary agreement with the IRS to settle pending tax litigation regarding the timing of the Roadway Express deduction for contributions to its union pension plans.

SI GNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YELLOW ROADWAY CORPORATION
Registrant

Date: August 9, 2004	/s/ William D. Zollars
William D. Zollars
Chairman of the Board of Directors, President & Chief Executive Officer

Date: August 9, 2004	/s/ Donald G. Barger, Jr.
Donald G. Barger, Jr.
Senior Vice President & Chief Financial Officer