Form 10-Q
period 2004-09-30
YELLOW ROADWAY CORP
filed 2004-11-09
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2004
Common Stock, $1 Par Value Per Share	48,581,524 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Yellow Roadway Corporation and Subsidiaries

(Amounts in thousands except per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$26,002	$75,166
Accounts receivable, net	832,151	699,142
Prepaid expenses and other	123,859	110,128

Total current assets	982,012	884,436

Property and Equipment:
Cost	2,660,750	2,538,614
Less – accumulated depreciation	1,224,867	1,135,346

Net property and equipment	1,435,883	1,403,268

Goodwill	631,395	617,313
Intangibles, net	470,436	467,114
Other assets	66,915	91,098

Total assets	$3,586,641	$3,463,229

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$267,890	$260,175
Wages, vacations and employees’ benefits	457,382	351,287
Other current and accrued liabilities	231,265	178,478
Asset backed securitization (“ABS”) borrowings	69,000	71,500
Current maturities of long-term debt	—	1,757

Total current liabilities	1,025,537	863,197

Other Liabilities:
Long-term debt, less current portion	659,151	836,082
Deferred income taxes, net	296,966	298,256
Accrued pension and postretirement	235,694	256,187
Claims and other liabilities	223,601	207,422

Total other liabilities	1,415,412	1,597,947

Shareholders’ Equity:
Common stock, $1 par value per share	50,946	50,146
Capital surplus	679,869	653,739
Retained earnings	487,139	366,157
Accumulated other comprehensive loss	(21,680)	(23,167)
Unamortized restricted stock awards	(10,645)	(567)
Treasury stock, at cost (2,144 and 2,359 shares)	(39,937)	(44,223)

Total shareholders’ equity	1,145,692	1,002,085

Total liabilities and shareholders’ equity	$3,586,641	$3,463,229

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

Yellow Roadway Corporation and Subsidiaries

For the Three and Nine Months Ended September 30

(Amounts in thousands except per share data)

(Unaudited)

	Three Months		Nine Months
	2004	2003	2004	2003
Operating Revenue	$1,767,082	$770,705	$4,993,348	$2,165,251

Operating Expenses:
Salaries, wages and employees’ benefits	1,083,027	489,277	3,107,697	1,386,061
Operating expenses and supplies	251,261	106,490	738,746	320,341
Operating taxes and licenses	41,683	20,251	125,435	59,510
Claims and insurance	32,150	16,518	98,445	39,972
Depreciation and amortization	43,158	21,120	126,746	62,206
Purchased transportation	196,070	77,992	546,718	213,971
(Gains) losses on property disposals, net	(859)	381	(590)	422
Acquisition, spin-off and reorganization charges	—	864	—	864

Total operating expenses	1,646,490	732,893	4,743,197	2,083,347

Operating Income	120,592	37,812	250,151	81,904

Nonoperating (Income) Expenses:
Interest expense	11,041	6,525	34,448	11,796
Write off of deferred debt issuance costs	18,279	—	18,279	—
Other, net	364	2,414	706	1,978

Nonoperating expenses, net	29,684	8,939	53,433	13,774

Income Before Income Taxes	90,908	28,873	196,718	68,130
Income tax provision	34,999	11,504	75,736	26,775

Net Income	$55,909	$17,369	$120,982	$41,355

Average Common Shares Outstanding – Basic	48,204	29,565	47,993	29,578

Average Common Shares Outstanding – Diluted	48,778	29,843	48,492	29,832

Basic Earnings Per Share	$1.16	$0.59	$2.52	$1.40

Diluted Earnings Per Share	$1.15	$0.58	$2.50	$1.39

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

Yellow Roadway Corporation and Subsidiaries

For the Nine Months Ended September 30

(Amounts in thousands)

(Unaudited)

	2004	2003
Operating Activities:
Net income	$120,982	$41,355
Noncash items included in net income:
Depreciation and amortization	126,746	62,206
Deferred debt issuance cost write off	18,279	—
(Gains) losses on property disposals, net	(590)	422
Deferred income tax provision (benefit), net	(11,161)	15,758
Changes in assets and liabilities, net:
Accounts receivable	(123,958)	(44,848)
Accounts payable	(31,401)	(18,236)
Other working capital items	161,840	22,351
Claims and other	6,300	11,606
Other, net	7,626	(3,144)

Net cash from operating activities	274,663	87,470

Investing Activities:
Acquisition of property and equipment	(155,165)	(77,172)
Proceeds from disposal of property and equipment	12,867	1,468
Acquisition of companies, net of cash acquired	(10,463)	—

Net cash used in investing activities	(152,761)	(75,704)

Financing Activities:
Increase in (repayment of) long-term debt, net	(175,044)	194,687
ABS borrowings, net	(2,500)	—
Debt issuance cost	(2,843)	(7,500)
Treasury stock purchases	—	(2,921)
Proceeds from exercise of stock options	9,321	1,768

Net cash provided by (used in) financing activities	(171,066)	186,034

Net Increase (Decrease) In Cash and Cash Equivalents	(49,164)	197,800

Cash and Cash Equivalents, Beginning of Period	75,166	28,714

Cash and Cash Equivalents, End of Period	$26,002	$226,514

Supplemental Cash Flow Information:
Income taxes paid, net	$57,869	$13,115
Interest paid	$46,558	$7,434

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Yellow Roadway Corporation and Subsidiaries

(Unaudited)

1.	Description of Business

Yellow Roadway Corporation (also referred to as “Yellow Roadway,” “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of asset and non-asset-based transportation services. Yellow Roadway Technologies, Inc., a captive corporate resource, provides technology solutions and services exclusively for Yellow Roadway companies. Our operating subsidiaries include the following:

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

We estimated the fair value per option for each option granted in the periods presented using the Black-Scholes option pricing model with the following weighted average assumptions for the three and nine months ended September 30:

	Three Months		Nine Months
	2004	2003	2004	2003
Actual options granted	0	0	28,000	54,700
Dividend yield	n/a	n/a	—%	—%
Expected volatility	n/a	n/a	45.2%	46.9%
Risk-free interest rate	n/a	n/a	2.6%	2.1%
Expected option life (years)	n/a	n/a	3.6	3.0
Fair value per option	n/a	n/a	$12.61	$8.90

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions except per share data)	2004	2003	2004	2003
Net income, as reported	$55.9	$17.4	$121.0	$41.4
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.4	0.5	1.3	1.6

Pro forma net income	$55.5	$16.9	$119.7	$39.8

Basic earnings per share:
Net income – as reported	$1.16	$0.59	$2.52	$1.40
Net income – pro forma	1.15	0.57	2.49	1.35

Diluted earnings per share:
Net income – as reported	1.15	0.58	2.50	1.39
Net income – pro forma	1.14	0.56	2.47	1.34

During the nine months ended September 30, 2004, we issued 136,155 share units to certain executive officers under the Long-Term Incentive and Equity Award Plan, adopted in February 2004. According to the plan provisions, the share units provide the holders the right to receive one share of common stock upon vesting of one share unit. Fifty percent of the awarded share units vest three years from the date of grant and the remaining fifty percent vest six years from the date of grant. In July, 2004, we also issued 133,309 share units to certain key employees that vest 100% on the third anniversary of the date of grant and 13,500 share units to our board of directors that vest ratably over three years. Additionally, on February 27, 2004, we issued 27,647 shares of restricted stock from the 2002 stock option plan at $31.59 per share. These shares will vest ratably over three years.

The related compensation expense for the share units and restricted stock is included in the consolidated statements of operations ratably over the service period, defined as the performance period and vesting period combined. The performance share units and restricted stock are not reflected in the fair value or pro forma results above.

4.	Acquisitions

In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), we allocate the purchase price of our acquisitions to the tangible and intangible assets and liabilities of the acquired entity based on their fair values. We record the excess purchase price over the fair values as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair value. Intangible assets with definite useful lives are amortized on a straight-line basis over their respective useful lives.

Roadway Corporation

On December 11, 2003, we closed the acquisition of Roadway. Consideration for the acquisition included $494.0 million in cash and 18.0 million shares of Yellow Roadway common stock for a total purchase price of approximately $1.1 billion. We initially allocated $597.0 million of the purchase price to goodwill and $461.3 million to intangible assets. Refer to our goodwill and intangibles note for further details. In connection with the acquisition, we incurred $13.4 million of restructuring costs as a result of severance (administrative, sales and operations personnel) and relocation of workforce and contract terminations. We have recognized such costs as a liability assumed as of the acquisition date, resulting in additional goodwill. These restructuring costs consisted of $12.2 million of employee termination (including wages, health benefits and outplacement services) for approximately 800 employees and related relocation costs and $1.2 million for contract terminations. All of these restructuring items will have been effectuated within one year of the acquisition in accordance with purchase accounting requirements. During the nine months ended September 30, 2004, we paid $5.6 million of restructuring costs resulting in a $7.8 million accrued liability at September 30, 2004.

In accordance with SFAS No. 141, we accounted for the acquisition under purchase accounting. As a result, our Statements of Consolidated Operations and Statements of Consolidated Cash Flows include results of Roadway Express and New Penn from the date of acquisition. Our results for the three and nine months ended September 30, 2003 do not reflect the operations of the Roadway Group.

Pro Forma Results

The following unaudited pro forma financial information presents the combined results of operations of Yellow Roadway as if the acquisition had occurred on January 1, 2003. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of Yellow Roadway that would have been reported had the acquisition been completed as of the date presented, and should not be taken as representative of the future consolidated results of operations of Yellow Roadway. Summarized unaudited pro forma results were as follows for the three and nine months ended September 30, 2003:

(in millions except per share data)	Three Months	Nine Months
Operating revenue	$1,521.9	$4,419.3
Operating income	63.8	145.1
Income from continuing operations	27.0	61.5
Net income	27.0	61.4
Diluted earnings per share:
Income from continuing operations	0.56	1.28
Net income	0.56	1.28

GPS Logistics

In February 2004, MIQ LLC (formerly known as Yellow GPS), a subsidiary of Meridian IQ, exercised and closed its option to purchase GPS Logistics (EU) Ltd. MIQ LLC made a payment of $7.6 million ($6.4 million, net of cash acquired), which is subject to upward and downward adjustments based on the financial performance of GPS Logistics (EU) Ltd. The initial payment plus acquisition expenses of $0.3 million were allocated as follows: $3.3 million to goodwill, $3.2 million to amortizable intangible assets, and $1.4 million to miscellaneous assets and liabilities. The results of GPS Logistics (EU) Ltd. have been included in our financial statements since the date of acquisition. The pro forma effect of this acquisition is not material to our results of operations.

In September 2004, MIQ LLC paid an additional $3.7 million to the former owner of GPS Logistics (EU) Ltd., which represented a hold back payment in accordance with the terms of the February 2004 transaction. This amount has been allocated to goodwill in the accompanying financial statements.

MIQ LLC also has an option to acquire the Asian business of GPS Logistics Group Ltd. (not previously acquired) at a price that varies with the performance of that business. If MIQ LLC does not exercise the Asian option, it will be required to pay a deferred option price to the shareholders of GPS Logistics Group Ltd.

5.	Goodwill and Intangibles

The following table shows the amount of goodwill attributable to our operating segments with goodwill balances and changes therein:

(in millions)	December 31, 2003	Acquisitions	Purchase Accounting Reclasses / Other	September 30, 2004
Roadway Express	$474.5	$—	$70.1	$544.6
New Penn	122.3	—	(63.3)	59.0
Meridian IQ	20.5	7.4	(0.1)	27.8

Goodwill	$617.3	$7.4	$6.7	$631.4

As the Roadway acquisition occurred in December 2003, the allocation of the purchase price included in the December 31, 2003 Consolidated Balance Sheets was preliminary and subject to refinement. During the nine months ended September 30, 2004, an independent asset valuation was received and certain reallocations were made related to tangible and intangible assets. In addition, the fair value of certain post-employment benefit obligations was determined by an actuary and certain tax and other obligations were determined. The purchase price allocation has been modified to reflect the results of these analyses. These changes did not have an impact on our consolidated results of operations.

As of September 30, 2004, refinements to the purchase price allocation are substantially complete. Additional changes during the fourth quarter of 2004, if any, are not expected to have an impact on our consolidated results of operations.

The components of amortizable intangible assets are as follows:

	Weighted Average Life (years)	September 30, 2004		December 31, 2003
(in millions)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	17	$118.2	$7.0	$117.4	$1.3
Marketing related	6	1.0	0.4	0.7	0.2
Technology based	3	17.5	4.7	17.1	0.6

Intangible assets		$136.7	$12.1	$135.2	$2.1

Total marketing related intangible assets with indefinite lives were $345.8 million at September 30, 2004 and $334.1 million at December 31, 2003. These intangible assets are not subject to amortization. The change between periods related to a reclassification arising from modifications to the purchase price allocation, as discussed above, and foreign currency translation adjustments.

6.	Employee Benefits

Components of Net Periodic Pension Cost

In December 2003, the Financial Accounting Standards Board revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“Statement No. 132R”). Statement No. 132R requires the disclosure of the components of the net periodic pension cost recognized during interim periods. The following table sets forth the components of our pension costs for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2004	2003(a)	2004	2003(a)
Service cost	$9.7	$4.1	$29.6	$12.1
Interest cost	14.2	6.6	42.9	19.8
Expected return on plan assets	(13.2)	(6.7)	(39.7)	(20.1)
Amortization of net transition asset	—	(0.4)	—	(1.0)
Amortization of prior service cost	0.4	0.2	1.0	1.0
Amortization of net loss	1.2	0.6	4.2	1.6

Net periodic pension cost	$12.3	$4.4	$38.0	$13.4

(a)	Data for the three and nine months ended September 30, 2003 does not include Roadway Group.

For the three and nine months ended September 30, 2004, our other postretirement costs were $0.4 million and $2.3 million, respectively. Prior to the acquisition of Roadway, we did not provide postretirement benefits to Roadway; therefore, there are no such amounts for the three and nine months ended September 30, 2003.

Employer Contributions

On July 1, 2004, we contributed $22.3 million to our company-sponsored pension plans. Additionally, on September 15, 2004 we contributed $20.0 million to these plans.

7.	Business Segments

We report financial and descriptive information about our reportable operating segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We manage the segments separately because each requires different operating, marketing and technology strategies. We evaluate performance primarily on adjusted operating income and return on capital.

We have four reportable segments, which are strategic business units that offer complementary transportation services to their customers. Yellow Transportation and Roadway Express are unionized carriers that provide comprehensive regional, national and international transportation services. New Penn is also a unionized carrier that focuses on business opportunities in the regional and next-day delivery lanes. Meridian IQ, our non-asset-based segment, provides transportation management services, domestic and international freight forwarding and multi-modal brokerage services.

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

The following table summarizes our operations by business segment:

(in millions)	Yellow Transportation	Roadway Express	New Penn	Meridian IQ	Corporate/ Eliminations	Consolidated
As of September 30, 2004 Identifiable assets	$1,022.1	$2,137.2	$247.8	$122.3	$57.2	$3,586.6

As of December 31, 2003 Identifiable assets	986.5	2,002.4	340.7	79.9	53.7	3,463.2

Three months ended September 30, 2004
External revenue	828.3	811.6	70.7	56.4	—	1,767.0
Intersegment revenue	0.7	0.8	—	0.6	(2.1)	—
Operating income (loss)	63.7	52.1	10.2	1.1	(6.5)	120.6
Adjustments to operating income(a)	(1.3)	0.3	0.1	0.1	—	(0.8)
Adjusted operating income (loss)	62.4	52.4	10.3	1.2	(6.5)	119.8

Three months ended September 30, 2003(b)
External revenue	737.8	—	—	32.9	—	770.7
Intersegment revenue	0.5	—	—	0.6	(1.1)	—
Operating income (loss)	42.8	—	—	0.2	(5.2)	37.8
Adjustments to operating income(a)	0.4	—	—	0.4	0.4	1.2
Adjusted operating income (loss)	43.2	—	—	0.6	(4.8)	39.0

Nine months ended September 30, 2004
External revenue	2,354.0	2,296.6	191.1	151.6	—	4,993.3
Intersegment revenue	2.1	1.1	—	1.7	(4.9)	—
Operating income (loss)	135.8	103.5	25.2	2.3	(16.6)	250.2
Adjustments to operating income(a)	(0.8)	0.2	—	—	—	(0.6)
Adjusted operating income (loss)	135.0	103.7	25.2	2.3	(16.6)	249.6

Nine months ended September 30, 2003(b)
External revenue	2,088.2	—	—	77.1	—	2,165.3
Intersegment revenue	1.7	—	—	1.6	(3.3)	—
Operating income (loss)	98.7	—	—	(0.7)	(16.1)	81.9
Adjustments to operating income(a)	0.4	—	—	0.4	0.5	1.3
Adjusted operating income (loss)	99.1	—	—	(0.3)	(15.6)	83.2

(a)	Management excludes these items when evaluating operating income and segment performance to better evaluate the results of our core operations. In the periods presented, adjustments consisted of losses (gains) on property disposals.
(b)	As of September 30, 2003, Roadway Express and New Penn had not been acquired; therefore, segment information is not reported for the three and nine months ended September 30, 2003.

8.	Comprehensive Income

Our comprehensive income for the periods presented includes net income and foreign currency translation adjustments. The three and nine months ended September 30, 2003 also included changes in the fair value of an interest rate swap. Comprehensive income for the three and nine months ended September 30 follows:

	Three Months		Nine Months
(in millions)	2004	2003	2004	2003
Net income	$55.9	$17.4	$121.0	$41.4
Changes in foreign currency translation adjustments	2.9	(0.1)	1.5	1.3
Changes in the fair value of an interest rate swap	—	0.4	—	1.1

Comprehensive income	$58.8	$17.7	$122.5	$43.8

9.	Rental Expenses

We incur rental expenses under non-cancelable lease agreements for certain buildings and operating equipment. Rental expense is charged to “operating expenses and supplies” on the Statements of Consolidated Operations. The following table represents the actual rental expense, as reflected in operating income, incurred for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2004	2003	2004	2003
Rental expense	$23.6	$10.1	$71.5	$29.9

10.	Multi-Employer Pension Plans

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

11.	Pending Accounting Pronouncement

At its September 2004 meeting, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a conclusion on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, that would require the contingent shares issuable under our existing notes to be included in our diluted earnings per share calculation retroactive to the date of issuance by applying the “if converted” method under FASB Statement No. 128, “Earnings per Share” (SFAS No. 128). We have followed the existing interpretation of SFAS No. 128, which requires inclusion of the impact of the conversion of our existing notes only when and if the conversion thresholds are reached. As the conversion thresholds have not been reached, we have not included the impact of the conversion of our existing notes in our computation for diluted earnings per share through the periods ended September 30, 2004.

The new rule, which has been approved by the FASB and is awaiting resolution of another exposure draft which will determine its effective date, will require us to restate previously reported diluted earnings per share and will result in lower diluted earnings per share than previously reported for periods subsequent to the issuance of the existing notes. We are currently pursuing an exchange (an “Exchange Offer”) of our existing notes for new notes that have identical terms to the existing notes but also include the addition of a net share settlement provision and a modification to the options available to the note holders upon a change in control. If the Exchange Offer is completed prior to the effective date of the new rule, the restated diluted earnings per share will be calculated under the terms of the new notes and will result in lower diluted earnings per share once our stock price meets the conversion price. For the periods June 30, 2003 through June 30, 2004, assuming exchange of substantially all of the existing notes, our diluted earnings per share would not be materially different than the reported amount. For the period ended September 30, 2004 our diluted earnings per share will be lower by approximately 2%. If the Exchange Offer is not completed prior to the effective date of the new rule, the restated diluted earnings per share will be calculated under the terms of the existing notes and will result in lower diluted earnings per share of approximately 12% at September 30, 2004.

We expect to incur approximately $2.5 million of professional fees in conjunction with the exchange offer. Theses fees will be expensed as incurred.

12.	Guarantees of the Contingent Convertible Senior Notes

In August 2003, Yellow Roadway issued 5.0 percent contingent convertible senior notes due 2023. In November 2003, we issued 3.375 percent contingent convertible senior notes due 2023 (the August and November issuances, collectively, may also be known as the “contingent convertible senior notes”). In connection with the contingent convertible senior notes, the following 100 percent owned subsidiaries of Yellow Roadway have issued guarantees in favor of the holders of the contingent convertible senior notes: Yellow Transportation, Inc., Mission Supply Company, Yellow Relocation Services, Inc., Yellow Roadway Technologies, Inc., Meridian IQ, Inc., MIQ LLC (formerly Yellow GPS, LLC), Globe.com Lines, Inc., Roadway LLC, Roadway Next Day Corporation, and Roadway Express, Inc. Each of the guarantees is full and unconditional and joint and several.

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

The following represents summarized condensed consolidating financial information as of September 30, 2004 and December 31, 2003 with respect to the financial position, for the three and nine months ended September 30, 2004 and 2003 for results of operations and for the nine months ended September 30, 2004 and 2003 for the statements of cash flows of Yellow Roadway and its subsidiaries. The Parent column presents the financial information of Yellow Roadway, the primary obligor of the contingent convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the contingent convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries governed by foreign laws, Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our asset backed securitization (“ABS”) agreements.

Condensed Consolidating Balance Sheets

September 30, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$9	$7	$10	$—	$26
Intercompany advances receivable	—	(38)	48	(10)	—
Accounts receivable, net	2	25	805	—	832
Prepaid expenses and other	5	101	18	—	124

Total current assets	16	95	881	(10)	982
Property and equipment at cost	—	2,541	120	—	2,661
Less – accumulated depreciation	—	(1,210)	(15)	—	(1,225)

Net property and equipment	—	1,331	105	—	1,436
Investment in subsidiaries	1,182	95	(4)	(1,273)	—
Receivable from affiliate	67	142	13	(222)	—
Goodwill, intangibles and other assets	219	770	180	—	1,169

Total assets	$1,484	$2,433	$1,175	$(1,505)	$3,587

Intercompany advances payable	$69	$(743)	$684	$(10)	$—
Accounts payable	4	239	25	—	268
Wages, vacations and employees’ benefits	11	428	18	—	457
Other current and accrued liabilities	(6)	217	20	—	231
ABS borrowings	—	—	69	—	69

Total current liabilities	78	141	816	(10)	1,025
Payable to affiliate	(28)	93	157	(222)	—
Long-term debt, less current portion	400	259	—	—	659
Deferred income taxes, net	(11)	270	38	—	297
Claims and other liabilities	22	422	16	—	460
Shareholders’ equity	1,023	1,248	148	(1,273)	1,146

Total liabilities and shareholders’ equity	$1,484	$2,433	$1,175	$(1,505)	$3,587

December 31, 2003 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$19	$20	$36	$—	$75
Intercompany advances receivable	180	4	—	(184)	—
Accounts receivable, net	3	351	345	—	699
Prepaid expenses and other	5	97	8	—	110

Total current assets	207	472	389	(184)	884
Property and equipment at cost	—	2,443	96	—	2,539
Less – accumulated depreciation	—	(1,130)	(6)	—	(1,136)

Net property and equipment	—	1,313	90	—	1,403
Investment in subsidiaries	1,374	131	—	(1,505)	—
Receivable from affiliate	—	150	—	(150)	—
Goodwill, intangibles and other assets	39	884	253	—	1,176

Total assets	$1,620	$2,950	$732	$(1,839)	$3,463

Intercompany advances payable	$—	$—	$184	$(184)	$—
Accounts payable	12	231	17	—	260
Wages, vacations and employees’ benefits	6	330	15	—	351
Other current and accrued liabilities	(7)	173	12	—	178
ABS borrowings	—	—	72	—	72
Current maturities of long-term debt	2	—	—	—	2

Total current liabilities	13	734	300	(184)	863
Payable to affiliate	—	—	150	(150)	—
Long-term debt, less current portion	573	263	—	—	836
Deferred income taxes, net	(12)	263	47	—	298
Claims and other liabilities	14	437	13	—	464
Shareholders’ equity	1,032	1,253	222	(1,505)	1,002

Total liabilities and shareholders’ equity	$1,620	$2,950	$732	$(1,839)	$3,463

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$11	$1,642	$128	$(14)	$1,767

Operating expenses:
Salaries, wages and employees’ benefits	9	1,012	62	—	1,083
Operating expenses and supplies	8	232	23	(12)	251
Operating taxes and licenses	—	39	3	—	42
Claims and insurance	—	31	1	—	32
Depreciation and amortization	—	39	4	—	43
Purchased transportation	—	174	23	(1)	196
Operating (gains) and losses	—	(1)	—	—	(1)

Total operating expenses	17	1,526	116	(13)	1,646

Operating income (loss)	(6)	116	12	(1)	121

Nonoperating (income) expenses:
Interest expense	6	19	10	(24)	11
Other	64	11	(28)	(28)	19

Nonoperating (income) expenses, net	70	30	(18)	(52)	30

Income (loss) before income taxes	(76)	86	30	51	91
Income tax provision (benefit)	(9)	34	11	(1)	35
Subsidiary earnings	71	19	—	(90)	—

Net income (loss)	$4	$71	$19	$(38)	$56

For the three months ended September 30, 2003 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$3	$764	$7	$(3)	$771

Operating expenses:
Salaries, wages and employees’ benefits	4	483	2	—	489
Operating expenses and supplies	3	101	6	(3)	107
Operating taxes and licenses	—	20	—	—	20
Claims and insurance	—	17	—	—	17
Depreciation and amortization	—	21	—	—	21
Purchased transportation	—	76	2	—	78
Losses (gains) on property disposals, net	—	—	—	—	—
Acquisition, spin-off and reorganization charges	1	—	—	—	1

Total operating expenses	8	718	10	(3)	733

Operating income (loss)	(5)	46	(3)	—	38

Nonoperating (income) expenses:
Interest expense	6	1	1	(1)	7
Other	1	15	(15)	1	2

Nonoperating (income) expenses, net	7	16	(14)	—	9

Income (loss) before income taxes	(12)	30	11	—	29
Income tax provision (benefit)	(4)	12	4	—	12

Net income (loss)	$(8)	$18	$7	—	$17

For the nine months ended September 30, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$34	$4,646	$353	$(40)	$4,993

Operating expenses:
Salaries, wages and employees’ benefits	28	2,907	173	—	3,108
Operating expenses and supplies	19	671	84	(35)	739
Operating taxes and licenses	—	118	7	—	125
Claims and insurance	3	93	2	—	98
Depreciation and amortization	—	115	12	—	127
Purchased transportation	—	484	66	(3)	547
Operating (gains) and losses	—	(1)	—	—	(1)

Total operating expenses	50	4,387	344	(38)	4,743

Operating income (loss)	(16)	259	9	(2)	250

Nonoperating (income) expenses:
Interest expense	22	54	21	(63)	34
Other	4	49	(95)	61	19

Nonoperating (income) expenses, net	26	103	(74)	(2)	53

Income (loss) before income taxes	(42)	156	83	—	197
Income tax provision (benefit)	(16)	62	29	1	76
Subsidiary earnings	147	53	—	(200)	—

Net income (loss)	$121	$147	$54	$(201)	$121

For the nine months ended September 30, 2003 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$10	$2,146	$19	$(10)	$2,165

Operating expenses:
Salaries, wages and employees’ benefits	10	1,369	7	—	1,386
Operating expenses and supplies	13	297	20	(10)	320
Operating taxes and licenses	—	59	1	—	60
Claims and insurance	1	40	(1)	—	40
Depreciation and amortization	—	62	—	—	62
Purchased transportation	—	207	7	—	214
Losses on property disposals, net	—	—	—	—	—
Acquisition, spin-off, and reorganization charges	1	—	—	—	1

Total operating expenses	25	2,034	34	(10)	2,083

Operating income (loss)	(15)	112	(15)	—	82

Nonoperating (income) expenses:
Interest expense	10	3	4	(5)	12
Other	—	42	(45)	5	2

Nonoperating (income) expenses, net	10	45	(41)	—	14

Income (loss) before income taxes	(25)	67	26	—	68
Income tax provision (benefit)	(9)	26	10	—	27

Net income (loss)	$(16)	$41	$16	$—	$41

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash from (used in) operating activities	$(2)	$567	$(290)	$—	$275

Investing activities:
Acquisition of property and equipment	—	(139)	(16)	—	(155)
Proceeds from disposal of property and equipment	—	11	1	—	12
Investment in subsidiary	—	(17)	17	—	—
Acquisition of companies	(11)	1	—	—	(10)

Net cash used in investing activities	(11)	(144)	2	—	(153)

Financing activities:
ABS borrowings, net	69	—	(71)	—	(2)
Increase in (repayment of) long-term debt	(175)	—	—	—	(175)
Debt issuance cost	(3)	—	—	—	(3)
Proceeds from exercise of stock options	9	—	—	—	9
Intercompany advances / repayments	103	(436)	333	—	—

Net cash provided by (used in) financing activities	3	(436)	262	—	(171)

Net decrease in cash and cash equivalents	(10)	(13)	(26)	—	(49)
Cash and cash equivalents, beginning of period	19	20	36	—	75

Cash and cash equivalents, end of period	$9	$7	$10	$—	$26

For the nine months ended September 30, 2003 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash from (used in) operating activities	$(18)	$126	$(20)	$—	$88

Investing activities:
Acquisition of property and equipment	—	(77)	—	—	(77)
Proceeds from disposal of property and equipment	—	1	—	—	1

Net cash used in investing activities	—	(76)	—	—	(76)

Financing activities:
Proceeds from long-term debt	195	—	—	—	195
Repayment of long-term debt	—	—	—	—	—
Debt issuance cost	(8)				(8)
Treasury stock purchases	(3)	—	—	—	(3)
Proceeds from stock options	2	—	—	—	2
Intercompany advances / repayments	30	(51)	21	—	—

Net cash provided by (used in) financing activities	216	(51)	21	—	186

Net increase (decrease) in cash and cash equivalents	198	(1)	1	—	198
Cash and cash equivalents, beginning of period	22	3	4	—	29

Cash and cash equivalents, end of period	$220	$2	$5	$—	$227

13.	Guarantees of the Senior Notes Due 2008

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

The following represents summarized condensed consolidating financial information of Yellow Roadway and its subsidiaries as of September 30, 2004 and December 31, 2003 with respect to the financial position, for the three and nine months ended September 30, 2004, for results of operations and for the nine months ended September 30, 2004 for statements of cash flows. The primary obligor column presents the financial information of Roadway LLC. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2008 including Yellow Roadway, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheets

September 30, 2004 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$16	$10	$—	$26
Intercompany advances receivable	—	10	—	(10)	—
Accounts receivable, net	—	4	828	—	832
Prepaid expenses and other	—	70	54	—	124

Total current assets	—	100	892	(10)	982
Property and equipment at cost	—	864	1,797	—	2,661
Less – accumulated depreciation	—	(52)	(1,173)	—	(1,225)

Net property and equipment	—	812	624	—	1,436
Investment in subsidiaries	639	1,230	8	(1,877)	—
Receivable from affiliate	729	80	(90)	(719)	—
Goodwill, intangibles and other assets	21	1,056	92	—	1,169

Total assets	$1,389	$3,278	$1,526	$(2,606)	$3,587

Intercompany advances payable	$—	$(499)	$509	$(10)	$—
Accounts payable	—	116	152	—	268
Wages, vacations and employees’ benefits	—	259	198	—	457
Other current and accrued liabilities	(11)	122	120	—	231
ABS borrowings	—	—	69	—	69

Total current liabilities	(11)	(2)	1,048	(10)	1,025
Payable to affiliate	8	682	29	(719)	—
Long-term debt, less current portion	245	400	14	—	659
Deferred income taxes, net	(10)	197	110	—	297
Claims and other liabilities	—	342	118	—	460
Shareholders’ equity	1,157	1,659	207	(1,877)	1,146

Total liabilities and shareholders’ equity	$1,389	$3,278	$1,526	$(2,606)	$3,587

December 31, 2003 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$62	$13	$—	$75
Intercompany advances receivable	38	109	104	(251)	—
Accounts receivable, net	—	329	370	—	699
Prepaid expenses and other	—	39	71	—	110

Total current assets	38	539	558	(251)	884
Property and equipment at cost	—	812	1,727	—	2,539
Less – accumulated depreciation	—	(3)	(1,133)	—	(1,136)

Net property and equipment	—	809	594	—	1,403
Investment in subsidiaries	593	1,402	8	(2,003)	—
Receivable from affiliate	650	—	—	(650)	—
Goodwill, intangibles and other assets	21	1,073	82	—	1,176

Total assets	$1,302	$3,823	$1,242	$(2,904)	$3,463

Intercompany advances payable	$—	$—	$251	$(251)	$—
Accounts payable	1	123	136	—	260
Wages, vacations and employees’ benefits	1	188	162	—	351
Other current and accrued liabilities	(31)	110	99	—	178
ABS borrowings	—	—	72	—	72
Current maturities of long-term debt	—	2	—	—	2

Total current liabilities	(29)	423	720	(251)	863
Payable to affiliate	—	650	—	(650)	—
Long-term debt, less current portion	249	573	14	—	836
Deferred income taxes, net	(11)	205	104	—	298
Claims and other liabilities	1	347	116	—	464
Shareholders’ equity	1,092	1,625	288	(2,003)	1,002

Total liabilities and shareholders’ equity	$1,302	$3,823	$1,242	$(2,904)	$3,463

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2004 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$845	$923	$(1)	$1,767

Operating expenses:
Salaries, wages and employees’ benefits	—	547	536	—	1,083
Operating expenses and supplies	—	112	140	(1)	251
Operating taxes and licenses	—	19	23	—	42
Claims and insurance	—	15	17	—	32
Depreciation and amortization	—	20	23	—	43
Purchased transportation	—	79	117	—	196
Operating (gains) and losses	—	—	(1)	—	(1)

Total operating expenses	—	792	855	(1)	1,646

Operating income (loss)	—	53	68	—	121

Nonoperating (income) expenses:
Interest expense	3	8	13	(13)	11
Other	(13)	34	(15)	13	19

Nonoperating (income) expenses, net	(10)	42	(2)	—	30

Income (loss) before income taxes	10	11	70	—	91
Income tax provision	4	5	26	—	35
Subsidiary earnings	50	44	—	(94)	—

Net income (loss)	$56	$50	$44	$(94)	$56

For the nine months ended September 30, 2004 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$2,378	$2,616	$(1)	$4,993

Operating expenses:
Salaries, wages and employees’ benefits	—	1,547	1,561	—	3,108
Operating expenses and supplies	—	341	399	(1)	739
Operating taxes and licenses	—	59	66	—	125
Claims and insurance	—	46	52	—	98
Depreciation and amortization	—	58	69	—	127
Purchased transportation	—	223	324	—	547
Operating (gains) and losses	—	—	(1)	—	(1)

Total operating expenses	—	2,274	2,470	(1)	4,743

Operating income (loss)	—	104	146	—	250

Nonoperating (income) expenses:
Interest expense	10	39	25	(40)	34
Other	(40)	44	(25)	40	19

Nonoperating (income) expenses, net	(30)	83	—	—	53

Income (loss) before income taxes	30	21	146	—	197
Income tax provision	11	11	54	—	76
Subsidiary earnings	102	92	—	(194)	—

Net income (loss)	$121	$102	$92	$(194)	$121

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2004 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash from (used in) operating activities	$48	$276	$(49)	$—	$275

Investing activities:
Acquisition of property and equipment	—	(62)	(93)	—	(155)
Proceeds from disposal of property and equipment	—	9	3	—	12
Acquisition of companies	—	—	(10)	—	(10)

Net cash used in investing activities	—	(53)	(100)	—	(153)

Financing activities:
ABS borrowings, net	—	—	(2)	—	(2)
Repayment of long-term debt	—	(4)	(171)	—	(175)
Debt issuance cost	—	(3)	—	—	(3)
Proceeds from exercise of stock options	—	—	9	—	9
Intercompany advances / repayments	(48)	(208)	256	—	—

Net cash provided by (used in) financing activities	(48)	(215)	92	—	(171)

Net increase (decrease) in cash and cash equivalents	—	8	(57)	—	(49)
Cash and cash equivalents, beginning of period	—	8	67	—	75

Cash and cash equivalents, end of period	$—	$16	$10	$—	$26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of Yellow Roadway Corporation (also referred to as “Yellow Roadway,” “we” or “our”). MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or include the words “should,” “could,” “may,” “expect,” “believe,” “estimate” or similar expressions. Our actual results could differ materially from those projected by these forward-looking statements due to a number of factors, including (without limitation), inflation, inclement weather, price and availability of fuel, competitor pricing activity, expense volatility, ability to capture cost synergies, changes in equity and debt markets, a downturn in general or regional economic activity, effects of a terrorist attack, and labor relations, including (without limitation), the impact of work rules, work stoppages, strikes or other disruptions, any obligations to multi-employer health, welfare and pension plans, wage requirements and employee satisfaction.

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

In accordance with SFAS No. 141, Business Combinations, we accounted for the acquisition under purchase accounting. As a result, our Statements of Consolidated Operations and Statements of Consolidated Cash Flows include results for Roadway Express and New Penn from the date of acquisition. Our third quarter 2003 results and our results for the nine months ended September 30, 2003 do not reflect the operations of the Roadway Group; however, our Notes to Consolidated Financial Statements do include limited pro forma information that presents the combined results of operations of Yellow Roadway as if the Roadway acquisition had occurred at the beginning of the period presented. Management has provided the pro forma information to facilitate comparison of results among periods. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of Yellow Roadway that would have been reported had the acquisition been completed as of the date presented and should not be taken as representative of the future consolidated results of operations of Yellow Roadway.

Results of Operations

Our Results of Operations section focuses on the highlights and significant items that impacted our operating results during the third quarter as well as the year to date. Our discussion will also explain the adjustments to operating income that management excludes when internally evaluating segment performance since the items are not related to the segments’ core operations. Please refer to our Business Segments note for further discussion.

Yellow Transportation Results

As one of our largest operating units, Yellow Transportation represented approximately 47 percent and 96 percent of our consolidated revenue in the third quarter of 2004 and 2003, respectively, and in the nine months ended September 30, 2004 and 2003, respectively. On an adjusted basis, assuming the acquisition of Roadway had occurred on January 1, 2003, Yellow Transportation revenue would have represented approximately 46 percent of our consolidated revenue in the third quarter of 2003 and in the nine months ended September 30, 2003. The table below provides summary financial information for Yellow Transportation for the three and nine months ended September 30:

	Three months				Nine months
(in millions)	2004	2003	Percent Change		2004	2003	Percent Change
Operating revenue	$829.0	$738.3	12.3%		$2,356.1	$2,089.9	12.7%
Operating income	63.7	42.8	48.7%		135.8	98.7	37.6%
Adjustments to operating income(a)	(1.3)	0.4	n/m		(0.8)	0.4	n/m	(b)
Adjusted operating income	62.4	43.2	44.6%		135.0	99.1	36.3%
Operating ratio	92.3%	94.2%	1.9	pp	94.2%	95.3%	1.1	pp(c)
Adjusted operating ratio	92.5%	94.2%	1.7	pp	94.3%	95.3%	1.0	pp

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations (see discussion below).
(b)	Not meaningful.
(c)	Percentage points.

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Yellow Transportation reported record third quarter revenue in 2004 of $829.0 million, representing an increase of $90.7 million or 12.3 percent from the third quarter of 2003. The revenue increase resulted from a combination of continued improvement in economic conditions which contributed to increases in the number of shipments and yield, increased revenue from fuel surcharge, and continued emphasis on premium services. The fuel surcharge, adjusted weekly based on a national index, represents an amount charged to customers that adjusts for changing fuel prices and is common throughout the transportation industry. The two primary components of less-than-truckload (“LTL”) revenue are tonnage, comprised of the number of shipments and the weight per shipment, and price, usually evaluated on a per hundred weight basis. In the third quarter of 2004, Yellow Transportation LTL tonnage increased by 4.8 percent per day, and LTL revenue per hundred weight improved by 5.7 percent from the third quarter of 2003.

Premium services, an integral part of our strategy to offer a broad portfolio of services and meet the increasingly complex transportation needs of our customers, continued to deliver significant revenue growth. Premium services at Yellow Transportation include, among others, Exact Express®, an expedited and time-definite ground service with a 100 percent satisfaction guarantee; and Definite Delivery®, a guaranteed on-time service with constant shipment monitoring and notification. In the third quarter of 2004, total Exact Express revenue increased by 41 percent and Definite Delivery revenue was consistent with the third quarter of 2003. Yellow Transportation also offers Standard Ground™ Regional Advantage, a high-speed service for shipments moving between 500 and 1,500 miles. Standard Ground Regional Advantage revenue represented approximately 25 percent of total Yellow Transportation revenue in the third quarter of 2004 and increased 15 percent from the third quarter of 2003. This service provides higher utilization of assets by use of more direct loading and bypassing intermediate handling at distribution centers.

Yellow Transportation operating income improved by $20.9 million or 48.7 percent in the third quarter of 2004 compared to the third quarter of 2003. Operating income increased due to higher revenue and our continued ability to effectively balance volume and price. Increased wage and benefit rates, primarily contractual, and increased purchased transportation partially offset the operating income improvement. Variation in the labor mix slightly offset the increased wages. Operating expenses as a percentage of revenue decreased in the third quarter of 2004 by 1.9 percentage points compared to the third quarter of 2003, resulting in an operating ratio of 92.3 percent. Operating ratio refers to a common industry measurement calculated by dividing a company’s operating expenses by its operating revenue.

In addition to the operating ratio, we evaluate our results based on incremental margins, or the change in operating income divided by the change in revenue. The incremental margin at Yellow Transportation from the third quarter of 2003 to the third quarter of 2004 was 23 percent which is slightly above our 15 to 20 percent long-term goal. In any given quarter, our incremental margin may be above or below our targeted level of 15 to 20 percent. However, over the longer-term, our expectation is to average a 15 to 20 percent incremental margin.

Adjustments to operating income represent charges that management excludes when evaluating segment performance to better understand the results of our core operations. Management excludes the impact of gains and losses from the disposal of property as they reflect charges not related to the segment’s primary business. For the three months ended September 30, 2004 and 2003, adjustments to operating income were insignificant to our results of operations.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Yellow Transportation revenue increased $266.2 million or 12.7 percent in the nine months ended September 30, 2004 versus the year ago period. In the nine months ended September 30, 2004, Yellow Transportation LTL tonnage increased 6.8 percent per day compared to the year ago period primarily due to improved economic conditions, and increased penetration in premium services. In addition, LTL revenue per hundred weight increased during the nine months ended September 30, 2004 by 4.1 percent compared to the nine months ended September 30, 2003.

Despite increases in contractual wages and benefits and purchase transportation rates, operating income for Yellow Transportation increased $37.1 million or 37.6 percent in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. As discussed above, the increase in operating income is related to the increased revenue and our continued success in negotiating appropriate prices for the related business volumes. Our operating income was adversely impacted by wage and benefit increases. Despite the cost increases, operating expenses as a percentage of revenue decreased for the first nine months of 2004 by 1.1 percentage points compared to the first nine months of 2003, resulting in an operating ratio of 94.2 percent for year-to-date 2004. During the nine months ended September 30, 2003, Yellow Transportation recognized a benefit in operating income of $5.0 million related to an insurance recovery.

Roadway Express Results

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Due to the acquisition date of December 11, 2003, Roadway Express results were not included in our third quarter 2003 results of operations, which make 2004 results more difficult to evaluate against prior periods without conforming adjustments. In the third quarter of 2003, Roadway Express results reflected different accounting policies, and the effect of asset and liability valuations prior to adjusting them to their fair value, as required by purchase accounting. In addition, the entity reported results based on a twelve-week period instead of a calendar quarter resulting in six fewer business days than the third quarter of 2004. For these reasons, management evaluates the segment’s results primarily based on a combination of sequential growth month over month, attainment of plan performance and comparison to adjusted third quarter 2003 results.

Roadway Express reported revenue of $812.4 million in the third quarter of 2004 compared to adjusted revenue of $770.3 million in the third quarter of 2003, an increase of 5.5 percent. Prior year third quarter revenue was adjusted to reflect the current revenue recognition policy and the conversion to a calendar quarter. The revenue increase resulted from a 4.1 percent improvement in tonnage per day (of which 1.4 percent is LTL tonnage), a 3.8 percent increase in LTL revenue per hundred weight, and increased revenue from fuel surcharge compared to the third quarter of 2003. Roadway Express represented approximately 46 percent of our consolidated revenue in the third quarter of 2004. On an adjusted basis, assuming the acquisition of Roadway had occurred on January 1, 2003, Roadway Express revenue would have represented approximately 48 percent of our consolidated revenue in the third quarter of 2003.

Roadway Express reported operating income of $52.1 million in the third quarter of 2004, which included approximately $0.3 million of losses on property disposals. Operating income results continued to exceed management’s expectations, as the segment lowered operating costs despite the increase in volume. Reduced salaries, wages and employees’ benefits contributed significantly to the favorable operating results. Efficiency improvements more than offset the increased contractual wage and benefit rates. In the third quarter of 2004, Roadway Express recognized $2.2 million of amortization related to intangible assets identified in the purchase price allocation. Roadway Express reported a third quarter 2004 operating ratio of 93.6 percent compared to 96.5 percent for the third quarter of 2003 as adjusted for certain acquisition charges.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Roadway Express reported revenue of $2,297.7 million for the nine months ended September 30, 2004 as compared to $2,222.9 million, as adjusted, for the nine months ended September 30, 2003, an increase of $74.8 million or 3.4 percent. The prior period revenue was adjusted to reflect the current revenue recognition policy and the conversion into a nine-month period versus a thirty-six week period. The increased revenue, including higher fuel surcharge revenue, is primarily attributed to a 3.6 percent increase in LTL revenue per hundred weight. Roadway Express represented approximately 46 percent of our consolidated revenue for the nine months ended September 30, 2004.

Roadway Express reported operating income of $103.5 million for the nine months ended September 30, 2004 as compared to $60.2 million, as adjusted, for the nine months ended September 30, 2003. The current period operating income significantly benefited from various cost savings initiatives. These initiatives, primarily centered on reduced salaries, wages and employees’ benefits, more than compensated for increased contractual wage and benefit rates and higher fuel costs. During the nine months ended September 30, 2004, Roadway Express recognized $6.0 million of amortization of intangible assets. There was no such amount in the comparable prior year period.

New Penn Results

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Similar to Roadway Express, New Penn results for the third quarter of 2004 include purchase accounting valuations and reflect different accounting policies than the third quarter of 2003. In addition, the entity reported prior year results based on a twelve-week period instead of a calendar quarter resulting in six fewer business days than the third quarter of 2004.

New Penn reported revenue of $70.7 million in the third quarter of 2004 compared to adjusted revenue of $56.2 million in the third quarter of 2003. Prior year third quarter revenue was adjusted to reflect the conversion to a calendar quarter. Due to the focus on next-day services, New Penn did not record a significant revenue recognition adjustment in the third quarter of 2004 or the third quarter of 2003. Please refer to Management’s Discussion and Analysis in our Annual Report on Form 10-K for a detailed discussion of our revenue recognition policies.

New Penn represented approximately 4 percent of our consolidated revenue in the third quarter of 2004. On an adjusted basis, assuming the acquisition of Roadway had occurred on January 1, 2003, New Penn revenue would have represented approximately 4 percent of our consolidated revenue in the third quarter of 2003. The 25.8 percent revenue improvement from the third quarter of 2003 to the third quarter of 2004 resulted primarily from a 21.3 percent increase in LTL tonnage per day, and a 3.0 percent increase in LTL revenue per hundred weight. New Penn effectively gained profitable new customers upon the closure of a competitor, USF Red Star, on May 24, 2004. Strong sales initiatives, coupled with the new USF Red Star business, and continued improvement in the economy in the third quarter of 2004 contributed to the tonnage growth.

Operating income at New Penn was $10.2 million in the third quarter of 2004, including approximately $39 thousand of losses on property disposals. Operating income results continued to exceed management’s expectations and significantly increased from the entity’s reported results in the third quarter of 2003. In the third quarter of 2004, New Penn recognized $0.8 million of amortization related to intangible assets identified in the purchase price allocation. Increased revenue combined with improved cost management significantly contributed to an operating ratio improvement of 6.4 percentage points from the prior year period resulting in a third quarter 2004 operating ratio of 85.4 percent.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

New Penn reported revenue of $191.1 million and operating income of $25.2 million for the nine months ended September 30, 2004. The revenue growth at New Penn is directly attributed to the increase in LTL tonnage per day in addition to the benefit of new customers gained from the closure of USF Red Star in the Northeast. The improved economy also contributed to the strong revenue results at New Penn. The segment’s operating income also benefited from the strong revenue improvements as well as continued emphasis on cost containment and profitable growth strategies. During the nine months ended September 30, 2004, New Penn recognized $2.9 million of amortization of intangible assets. There was no such amount in the comparable prior year period.

Meridian IQ Results

Meridian IQ is our non-asset-based segment that plans and coordinates the movement of goods throughout the world. Meridian IQ represented approximately 3 percent of our consolidated revenue in the third quarter of 2004 and 2003 and approximately 3 percent in the nine months ended September 30, 2004 and 2003. On a pro forma basis, assuming the acquisition of Roadway had occurred on January 1, 2003, Meridian IQ revenue would have represented approximately 2 percent of our consolidated revenue in the third quarter of 2003 and approximately 2 percent in the nine months ended September 30, 2003. The table below provides summary financial information for Meridian IQ for the three and nine months ended September 30:

	Three months			Nine months
(in millions)	2004	2003	Percent Change	2004	2003	Percent Change
Operating revenue	$57.0	$33.5	70.4%	$153.3	$78.7	94.7%
Operating income	1.1	0.2	n/m	2.3	(0.7)	n/m

Three months ended September 30, 2004 compared to three months ended September 30, 2003

In the third quarter of 2004, Meridian IQ revenue increased by $23.5 million or 70.4 percent from the third quarter of 2003. The significant increase in revenue resulted from a combination of strong organic growth within Meridian IQ existing services and recent acquisitions. Operating income also increased from $0.2 million in the third quarter of 2003 to $1.1 million in the third quarter of 2004. Increased revenue partially offset by higher marketing costs produced the improved operating results.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

For the nine months ended September 30, 2004, Meridian IQ revenue increased by $74.6 million or 94.7 percent from the nine months ended September 30, 2003. Meridian IQ had an operating loss of $0.7 million for the nine months ended September 30, 2003 compared to an operating profit of $2.3 million for the nine months ended September 30, 2004. Organic growth within Meridian IQ and the positive results from recent acquisitions contributed to the overall improved operating results for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Consolidated Results

Our consolidated results for the three and nine months ended September 30, 2004 include the results of each of the operating segments previously discussed, including Roadway Express and New Penn. The reported results for the three and nine months ended September 30, 2003 include the former Yellow Corporation entities only, consisting of Yellow Transportation and Meridian IQ. A comparison to pro forma information that presents the combined results of operations of Yellow Roadway as if the Roadway acquisition had occurred at the beginning of the period presented is not included as such comparison is not considered meaningful for the nine months ended September 30. The proforma information included in the footnotes reflects the results of the former Roadway Corporation on a period basis which concluded September 13, 2003 which hinders comparability. The following discussion focuses on items that management evaluates on a consolidated basis, as segment results have been discussed previously.

Three months ended September 30, 2004 compared to three months ended September 30, 2003

The table below provides summary consolidated financial information for the three months ended September 30:

(in millions)	2004	2003	Percent Change
Operating revenue	$1,767.0	$770.7	129.3%
Operating income	120.6	37.8	219.0%
Nonoperating expenses, net	29.7	8.9	233.7%
Net income	$55.9	$17.4	221.3%

Each of our operating segments contributed to the revenue growth, which resulted from a combination of improving economic conditions, increased fuel surcharge revenue, increased premium services and non-asset-based acquisitions. Operating revenue increased by $996.3 million from third quarter 2003 to the third quarter of 2004, primarily due to the acquisition of Roadway Express and New Penn in addition to the improved results at Yellow Transportation and Meridian IQ. Our revenue was favorably impacted by the improved economic conditions which resulted in increased tonnage through our combined business which in turn increased revenue.

Operating income increased $82.8 million for the three months ended September 30, 2004 versus the comparable year ago period, mostly due to the acquisition of Roadway Express and New Penn, and increased revenue and the corresponding incremental margins at Yellow Transportation and Meridian IQ. Corporate expenses in the third quarter of 2004 increased by $1.3 million from the third quarter of 2003 due to increased professional services costs associated with the Sarbanes-Oxley Act of 2002 and increased incentive accruals related to our improved operating results, offset by corporate-allocated management fees.

Included in nonoperating expenses for the three months ended September 30, 2004 is a write off of deferred debt issuance costs of $18.3 million resulting from our September 2004 debt refinancing. Additionally, nonoperating expenses were unfavorably impacted by increased interest expense that resulted from higher average debt balances in the third quarter of 2004 compared to those included in third quarter of 2003 due to the additional debt we issued to consummate the Roadway acquisition and the assumption of $225.0 million of senior notes issued by Roadway.

Our effective tax rate for the third quarter of 2004 was 38.5 percent compared to 38.9 percent in the third quarter of 2003. As we record our tax provision based on our full year forecasted results, we expect this rate to approximate 38.5 percent for the remainder of the year. Variations in the rate could result from our income allocation among subsidiaries and their relative state tax rates, in addition to tax planning strategies that may be implemented throughout the year.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

The table below provides summary consolidated financial information for the nine months ended September 30:

(in millions)	2004	2003	Percent Change
Operating revenue	$4,993.3	$2,165.3	130.6%
Operating income	250.2	81.9	205.4%
Nonoperating expenses, net	53.4	13.8	287.0%
Net income	$121.0	$41.4	192.3%

Consolidated operating revenue increased by $2.8 billion from the revenue for the nine months ended September 30, 2003 to the current comparable period primarily due to the acquisition of the Roadway Group in addition to the improved results at Yellow Transportation, as previously discussed. Each of our operating segments, especially Yellow Transportation, contributed to revenue growth, which resulted from both improved economic conditions and increased premium services.

Consolidated operating income for the nine months ended September 30, 2003 increased by $168.3 million when compared to the comparable current year period due to the acquisition of the Roadway Group, as well as the previously mentioned successes within Yellow Transportation. Corporate expenses for the nine months ended September 30, 2004 increased $0.5 million versus the nine months ended September 30, 2003 primarily due to increased incentive accruals related to our improved operating results and increased professional services costs as mentioned above which were more than offset by the higher corporate-allocated management fees and the absence of costs associated with sponsoring a trade conference that generally occurs every other year.

During the nine months ended September 30, 2004, we were able to capture approximately $27.0 million of cost synergies through our cost reduction programs. We expect further cost synergies to be realized during the balance of the year.

Consolidated nonoperating expenses for the nine months ended September 30, 2004 were greater than the nonoperating expenses for the nine months ended September 30, 2003 by $39.6 million due to the $18.3 million write off of deferred debt issuance costs previously mentioned and $22.7 million higher interest expense that resulted from the additional debt we either assumed or issued to consummate the Roadway acquisition.

Our effective tax rate for the nine months ended September 30, 2004 was 38.5 percent compared to 38.9 percent for the nine months ended September 30, 2003. As discussed above, we expect this rate to approximate 38.5 percent for the remainder of the year.

Financial Condition

Liquidity

Our liquidity needs arise primarily from capital investment in new equipment, land and structures, and information technology, as well as funding working capital requirements. To provide short-term and longer-term liquidity, we maintain capacity under a $500 million unsecured credit agreement and a $450 million asset backed securitization (“ABS”) agreement involving Yellow Transportation and Roadway Express accounts receivable. We believe these facilities provide adequate capacity to fund our current working capital and capital expenditure requirements. It is not unusual for us to have a deficit working capital position, as we can operate in this position due to rapid turnover of accounts receivable, effective cash management and ready access to funding.

The following table provides details of the outstanding components and available unused capacity under the current bank credit agreement and ABS agreement at each period end:

(in millions)	September 30, 2004	December 31, 2003
Capacity:
Revolving loan	$500.0	$250.0
Term loan	—	175.0
Letters of credit facility	—	250.0
ABS facility	450.0	200.0

Total capacity	950.0	875.0

Amounts outstanding:
Term loan	—	(175.0)
Letters of credit facility	(290.5)	(250.0)
Letters of credit under revolver loan	—	(24.4)
ABS facility	(69.0)	(71.5)

Total outstanding	(359.5)	(520.9)

Available unused capacity	$590.5	$354.1

Unsecured Credit Agreement

In September 2004 we modified our debt structure, eliminating the secured facility and entering in to a new $500 million unsecured facility. This new facility provides a revolving loan up to the maximum limit of $500 million offset by any letters of credit outstanding which are limited to $375 million. The revolving loan allows for tranches denominated in foreign currencies, including a $50 million Canadian dollar tranche and a $10 million euro/pound sterling tranche. Any borrowings under the foreign denominated tranches reduce the available borrowings under the total facility.

Our interest rate on the unsecured credit agreement is based on the London inter-bank offer rate (“LIBOR”) plus a fixed increment. We are also required to pay certain commitment fees on the total capacity and fronting fees related to the outstanding letters of credit. In accordance with the terms of the agreement, we must comply with certain financial covenants primarily relating to our leverage ratio, fixed charges and minimum net worth. As of September 30, 2004, we were in compliance with all terms of the agreement. We do not consider these covenants overly restrictive, and we believe we have considerable flexibility in operating our business in a prudent manner.

At the time of our refinancing, we had $75 million outstanding under our previous secured credit facility. We borrowed under our ABS facility (discussed below) to repay the term loan amount. As of September 30, 2004, we have not drawn on the new revolving loan but have secured certain letters of credit which serve primarily as collateral for our self-insurance programs, mainly in the areas of workers’ compensation, property damage and liability claims. Collateral requirements for letters of credit and availability of surety bonds, an alternative form of self-insurance collateral, fluctuate over time with general conditions in the insurance market. In conjunction with the refinancing, we wrote off $18.3 million of deferred debt issuance costs associated with the term loan. We incurred approximately $2.0 million of costs associated with the new agreement which have been capitalized and will be recognized over the debt term. The facility matures in September 2009.

Asset Backed Securitization Facility

Our ABS facility provides us with additional liquidity and lower borrowing costs through access to the asset backed commercial paper market. By using the ABS facility, we obtain a variable rate based on the A1/P1 commercial paper rate, plus a fixed increment for utilization and administration fees.

On May 21, 2004, we replaced our existing ABS facility with a new ABS facility. The new ABS facility involved receivables of Yellow Transportation and Roadway Express and had an increased limit of $300 million, up from the previous limit of $200 million. On September 10, 2004 we again modified our existing ABS facility, increasing the limit to $450 million. Under the terms of the agreement, Yellow Transportation and Roadway Express provide servicing of the receivables and retain the associated collection risks. The termination date of the ABS facility is May 20, 2005 at which time we intend and expect to renew on an annual basis. Accordingly, the outstanding borrowings of $69 million as of September 30, 2004 have been classified as a current liability in the accompanying consolidated balance sheets.

The ABS facility is operated by Yellow Roadway Receivables Funding Corporation (“YRRFC”), a special purpose entity and wholly owned subsidiary of Yellow Roadway. Management will continue to evaluate the financial position of Yellow Transportation and Roadway Express, including the transferred receivables and related borrowings. As a result, the Yellow Roadway consolidated financial statements and segment reporting will not be impacted by this change. However, as the receivables will be legally owned by YRRFC, separate subsidiary financial statements filed with the Securities and Exchange Commission due to the issuance of public debt will not reflect the transferred receivables and related borrowings.

Cash Flow Measurements

We use free cash flow as a measurement to manage working capital and capital expenditures. Free cash flow indicates cash available after normal capital expenditures have been funded. Free cash flow may be used to fund additional capital expenditures, to reduce outstanding debt (including current maturities), to invest in our growth strategies or other prudent uses of cash. This measurement is used for internal management purposes and should not be construed as a better measurement than net cash from operating activities as defined by generally accepted accounting principles. The following table illustrates our calculation for determining free cash flow for the nine months ended September 30:

(in millions)	2004	2003
Net cash from operating activities	$274.7	$87.5
Net property and equipment acquisitions	(142.3)	(75.7)
Proceeds from exercise of stock options	9.3	1.8

Free cash flow	$141.7	$13.6

The $128.1 million increase in free cash flow from the third quarter of 2003 to the third quarter of 2004 resulted from increased operating cash flow of $187.2 million partially offset by increased net property and equipment acquisitions of $66.6 million. Operating cash flows increased from the third quarter of 2003 to the third quarter of 2004 primarily due to improved operating results of $79.6 million and other working capital fluctuations of $139.5 million, of which $61 million is attributable to Roadway Express and New Penn, entities that were not included in our reported results for the third quarter of 2003, offset by an increase in the change in accounts receivable of $79.1 million due to increased revenue. Other working capital fluctuations mostly related to timing differences in employee wage and benefit accruals, increased performance incentive accruals, and accrued interest and taxes.

Other items considered in evaluating free cash flow include net property and equipment acquisitions and proceeds from the exercise of stock options. In the first nine months of 2004, net property and equipment acquisitions increased by $66.6 million compared to the first nine months of 2003, due to a combination of increased investments in revenue equipment at Yellow Transportation and the impact of capital expenditures for Roadway Express and New Penn. Our proceeds received from the exercise of stock options increased by $7.6 million in the first nine months of 2004 compared to the first nine months of 2003 primarily due to the increase in the exercise of stock options, primarily attributable to the increase in our average common stock price during 2004.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of September 30, 2004.

Contractual Cash Obligations

	Payments Due by Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Balance sheet obligations:
ABS borrowings	$69.0	$—	$—	$—	$69.0
Long-term debt	—	4.4	228.5	406.0	638.9
Off balance sheet obligations:
Operating leases	70.1	60.4	19.4	6.6	156.5	(a)
Capital expenditures	46.1	—	—	—	46.1

Total contractual obligations	$185.2	$64.8	$247.9	$412.6	$910.5

(a)	The net present value of operating leases, using a discount rate of 10 percent, was $133.2 million at September 30, 2004.

On April 30, 2004, we notified Bandag, Inc. of our intention to terminate the tire lease agreement between Roadway Express and Bandag effective August 1, 2004. The agreement contained a provision for us to buy the remaining tire inventory. At

September 30, 2004, we have a liability of $27.0 million classified as accounts payable in the consolidated balance sheets with the related asset included in property and equipment. We believe termination of this agreement supports both our near and long-term economic objectives and is consistent with our business policies. We do not expect the lease termination to have a material impact on our results of operations.

In June 2004, we deposited with the Internal Revenue Service (“IRS”) $41.4 million ($32.3 million net of tax benefit) to stop the accrual of additional interest related to a preliminary tax settlement. The IRS challenged the timing of a deduction by Roadway Express related to prior years’ contributions to certain union pension plans. Additional state tax and interest payments of approximately $9.0 million ($7.4 million net of tax benefit) resulting from the federal adjustments are expected to be made during the fourth quarter of 2004. We had specifically established reserves related to these payments in purchase accounting and do not expect this matter to have a material impact on our results of operations.

On July 1, 2004, we contributed $22.3 million to our company-sponsored pension plans in accordance with our funding requirements. We made additional contributions to these plans of $20.0 million on September 15, 2004. We do not plan to make additional contributions during the fourth quarter of 2004.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period				Total
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years
Available line of credit	$—	$—	$209.5	$—	$209.5
Letters of credit	290.5	—	—	—	290.5
Lease guarantees for SCST	0.4	2.9	1.3	—	4.6
Surety bonds	60.7	1.3	0.4	—	62.4

Total commercial commitments	$351.6	$4.2	$211.2	$—	$567.0

On September 30, 2002, we completed the 100 percent distribution (the “spin-off”) of all of the shares of SCS Transportation, Inc. (“SCST”) to our shareholders. As part of the spin-off, we agreed to maintain the letters of credit outstanding at the spin-off date until SCST obtained replacement letters of credit or third party guarantees. SCST agreed to use its reasonable best efforts to obtain these letters of credit or guarantees, which in many cases would allow us to obtain a release of our letters of credit. SCST also agreed to indemnify us for any claims against the letters of credit that we provide. SCST reimburses us for all fees incurred related to the remaining outstanding letters of credit. Our outstanding letters of credit at September 30, 2004 included $2.5 million for workers’ compensation, property damage and liability claims against SCST. We also provided a guarantee regarding certain lease obligations of SCST at the spin-off date. The remaining lease obligations are $4.6 million at September 30, 2004.

Nonunion Pension Obligations

As discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2003, we provide defined benefit pension plans for most employees not covered by collective bargaining agreements with hire dates prior to December 31, 2003, or approximately 10,000 employees. As of December 31, 2003 we had a net reduction to our shareholders’ equity of $20.3 million (net of tax of $12.5 million), which represented an additional pension liability primarily due to increases in our benefit obligations combined with market losses in the underlying pension assets. During the nine months ended September 30, 2004, the performance of the pension assets is again below our assumed rate of return. In addition, based on the current interest rate environment we will likely be reducing our discount rate at December 31, 2004 assuming investment returns are consistent for the remainder of the year. Without a significant improvement in the market, we will be required to further reduce our shareholders’ equity by approximately $12.0 million to $20.7 million (net of tax) to record additional pension liability at December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, equity prices, foreign exchange rates and fuel prices.

Risk from Interest Rates and Equity Prices

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we utilize both fixed rate and variable rate financial instruments with varying maturities. Given the favorable interest rate markets in 2003, we issued and entered into a significant amount of fixed-rate debt for the acquisition of Roadway. At September 30, 2004, we had approximately 90 percent of our outstanding debt at fixed rates with the balance at variable rates.

The table below provides information regarding our interest rate risk related to fixed-rate debt as of September 30, 2004. Principal cash flows are stated in millions and weighted average interest rates are by contractual maturity. We estimate the fair value of our industrial development bonds by discounting the principal and interest payments at current rates available for debt of similar terms and maturity. The fair values of our senior notes due 2008 and contingent convertible senior notes have been calculated based on the quoted market prices at September 30, 2004. The market price for the contingent convertible senior notes reflects the combination of debt and equity components of the convertible instrument. We consider the fair value of variable-rate debt to approximate the carrying amount due to the fact that the interest rates are generally set for periods of three months or less, and therefore, we exclude it from the table below.

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed-rate debt (in millions)	$—	$4.4	$—	$—	$227.5	$407.0	$638.9	$853.1
Average interest Rate	—	5.25%	—	—	8.22%	4.42%

Foreign Exchange Rates

Revenue, operating expenses, assets and liabilities of our Canadian, Mexican and United Kingdom subsidiaries are denominated in local currencies, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not material to our consolidated financial position or results of operations. On June 30, 2004, we entered into a foreign currency hedge with a notional amount of $5 million and a maturity of December 31, 2004. Further, on September 17, 2004 we entered into a second foreign currency hedge with a notional amount of $2.2 million and a maturity of December 31, 2004. These instruments are to effectively hedge our exposure to foreign currency fluctuations on certain intercompany debt with GPS Logistics (EU) Ltd., a wholly owned subsidiary.

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

Item 4. Controls and Procedures

We maintain a rigorous set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this report and have determined that such disclosure controls and procedures are effective.

Subsequent to the evaluation by our principal executive and financial officers, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6. Exhibits

10.1	Yellow Roadway Corporation 2004 Long-term Incentive and Equity Award Plan.

10.2	Yellow Roadway Corporation Director Compensation Plan (October 19, 2004).

10.3	Form of Yellow Roadway Corporation Share Unit Agreement (revised October 2004).

31.1	Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Donald G. Barger, Jr. pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William D. Zollars pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Donald G. Barger, Jr. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Roadway LLC and Subsidiaries Consolidated Financial Statements; Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003, Statements of Consolidated Operations for the three and nine months ended September 30, 2004 and twelve and thirty-six weeks ended September 13, 2003 and Statements of Cash Flows for the nine months ended September 30, 2004 and thirty-six weeks ended September 13, 2003.

99.2	Roadway Express, Inc. and Subsidiaries Consolidated Financial Statements; Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003, Statements of Consolidated Operations for the three and nine months ended September 30, 2004 and twelve and thirty-six weeks ended September 13, 2003 and Statements of Cash Flows for the nine months ended September 30, 2004 and thirty-six weeks ended September 13, 2003.

99.3	Roadway Next Day Corporation and Subsidiary Consolidated Financial Statements; Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003, Statements of Consolidated Operations for the three and nine months ended September 30, 2004 and twelve and thirty-six weeks ended September 13, 2003 and Statements of Cash Flows for the nine months ended September 30, 2004 and thirty-six weeks ended September 13, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YELLOW ROADWAY CORPORATION
Registrant

Date: November 9, 2004	/s/ William D. Zollars
William D. Zollars
Chairman of the Board of Directors,
President & Chief Executive Officer

Date: November 9, 2004	/s/ Donald G. Barger, Jr.
Donald G. Barger, Jr.
Senior Vice President & Chief Financial Officer