Form 10-K
period 2004-12-31
YELLOW ROADWAY CORP
filed 2005-03-15
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to

Commission file number 0-12255

YELLOW ROADWAY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	48-0948788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10990 Roe Avenue, Overland Park, Kansas	66211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (913) 696-6100

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1 Par Value Per Share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at June 30, 2004 was $1,913,499,270.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2005
Common Stock, $1 Par Value Per Share	48,869,291 shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Form 10-K:

1)	Proxy Statement related to the 2005 Annual Meeting of Shareholders—Part III

Yellow Roadway Corporation

Form 10-K

Year Ended December 31, 2004

This entire annual report, including (among other items) management’s discussion and analysis and certain statements in the Notes to Consolidated Financial Statements, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or include the words “should,” “could,” “may,” “expect,” “believe,” “estimate” or similar expressions. Our actual results could differ materially from those projected by these forward-looking statements due to a number of factors, including (without limitation), inflation, inclement weather, price and availability of fuel, competitor pricing activity, expense volatility, ability to capture cost synergies, changes in equity and debt markets, a downturn in general or regional economic activity, effects of a terrorist attack, and labor relations, including (without limitation), the impact of work rules, work stoppages, strikes or other disruptions, any obligations to multi-employer health, welfare and pension plans, wage requirements and employee satisfaction as well as those factors discussed in the Economic Factors and Seasonality section below.

PART I

Item 1. Business

General Development of the Business

Yellow Roadway Corporation (also referred to as “Yellow Roadway,” “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of asset and non-asset-based transportation services. The Yellow Roadway portfolio of brands provides one of the most comprehensive packages of services for the shipment of industrial, commercial and retail goods domestically and internationally. Our operating subsidiaries which are also our reportable segments include the following:

•	Yellow Transportation, Inc. (“Yellow Transportation”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. Approximately 40 percent of Yellow Transportation shipments are completed in two days or less.

•	Roadway Express, Inc. (“Roadway Express”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through regionalized management and customer facing organizations. Approximately 30 percent of Roadway Express shipments are completed in two days or less. Roadway Express owns 100 percent of Reimer Express Lines Ltd. (“Reimer”), located in Canada, that specializes in shipments into, across and out of Canada.

•	Roadway Next Day Corporation is a holding company focused on business opportunities in the regional and next-day delivery lanes. Roadway Next Day Corporation owns 100 percent of New Penn Motor Express, Inc. (“New Penn”), which provides regional, next-day ground services through a network of facilities located in the Northeastern United States (“U.S.”), Quebec, Canada and Puerto Rico.

•	Meridian IQ, Inc. (“Meridian IQ”) is a non-asset-based global transportation management company that plans and coordinates the movement of goods throughout the world, providing customers a faster return on investment, more efficient supply-chain processes and a single source for transportation management solutions.

For revenue and other information regarding these segments, see the Business Segments note under Item 8, Financial Statements and Supplementary Data. Yellow Roadway Technologies, Inc. (“YR Technologies”), a captive corporate resource, provides innovative technology solutions and services exclusively for Yellow Roadway companies. In addition to delivering and supporting highly integrated applications and solutions, YR

Technologies provides value-added technical, network, secure data, and enterprise system management services to our operating subsidiaries. Costs incurred by YR Technologies, primarily personnel costs, are charged to our operating subsidiaries via a management fee.

Incorporated in Delaware in 1983 and headquartered in Overland Park, Kansas, we employed approximately 50,000 people as of December 31, 2004. The mailing address of our headquarters is 10990 Roe Avenue, Overland Park, Kansas 66211, and our telephone number is (913) 696-6100. Our website is www.yellowroadway.com. Through the “SEC Filings” link on our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings may be viewed or printed from our website free of charge.

On December 11, 2003, we successfully closed the acquisition of Roadway Corporation (“Roadway”). Roadway became Roadway LLC (“Roadway Group”) and a subsidiary of Yellow Roadway. Consideration for the acquisition included approximately $494 million in cash and approximately 18.0 million shares of Yellow Roadway common stock for a total purchase price of approximately $1.1 billion. The Roadway Group has two operating segments, Roadway Express and New Penn. The results of the Roadway Group are included herein since the date of acquisition.

Narrative Description of the Business

Operating Units

Yellow Transportation

Yellow Transportation offers a full range of services for the movement of industrial, commercial, and retail goods and provides transportation services by moving shipments through its regional, national and international networks of terminals, utilizing primarily ground transportation equipment that we own or lease. The Yellow Transportation mission is to be the leading provider of guaranteed, time-definite, defect-free, hassle-free transportation services for business customers worldwide. Yellow Transportation addresses the increasingly complex transportation needs of its customers through service offerings such as:

•	Exact Express®—a premium expedited and time-definite ground service with an industry-leading 100% satisfaction guarantee;

•	Definite Delivery®—a guaranteed on-time service with constant shipment monitoring and proactive notification;

•	Standard Ground™—a ground service with complete coverage of North America;

•	Standard Ground™Regional Advantage—a high-speed service for shipments moving between 500 and 1,500 miles; and

•	MyYellow®.com—a leading edge e-commerce web site offering secure and customized online resources to manage transportation activity.

Yellow Transportation, founded in 1924, serves more than 400,000 manufacturing, wholesale, retail and government customers throughout North America. Operating from 332 strategically located facilities with 12,945 doors, Yellow Transportation provides service throughout North America, including within Puerto Rico and Hawaii. Shipments range from 100 to 40,000 pounds, with an average shipment size of 1,000 pounds traveling an average distance of more than 1,200 miles. Yellow Transportation has nearly 700 employees with sales responsibilities.

As of December 31, 2004, approximately 23,000 Yellow Transportation employees are dedicated to operating the system that supports 280,000 shipments in transit at any time. An operations research and engineering team is responsible for the equipment, routing, sequencing and timing of nearly 59 million miles per month. At December 31, 2004, Yellow Transportation had 7,858 owned tractors, 536 leased tractors, 33,106 owned trailers and 58 leased trailers.

Based in Overland Park, Kansas, Yellow Transportation accounted for 47 percent of our total operating revenue in 2004, 92 percent of our total operating revenue in 2003 and 97 percent of our total operating revenue in 2002 (excluding SCS Transportation, Inc. (“SCST”), which we spun off in 2002).

Roadway Express

Founded in 1930, Roadway Express, through its extensive network of 366 terminals with 13,745 doors located throughout North America, offers long-haul, interregional and regional less-than-truckload (“LTL”) freight services on two-day and beyond lanes. Roadway Express is a leading transporter of industrial, commercial and retail goods with a variety of innovative services designed to meet customer needs. Roadway Express provides seamless, general commodity freight service among all 50 states, Canada, Mexico and Puerto Rico, and offers import and export services to more than 100 additional countries worldwide through offshore agents. Reimer Express Lines provides service in Canada, while Roadway Express, S.A. de C.V. handles service in Mexico. Both companies are subsidiaries of Roadway Express.

General commodity freight includes apparel, appliances, automotive parts, chemicals, food, furniture, glass machinery, metal and metal products, non-bulk petroleum products, rubber, textiles, wood and miscellaneous manufactured products. Roadway Express also offers truckload (“TL”) services to complement its LTL business, usually to fill back hauls and maximize equipment utilization. Back haul is the process of moving trailers (often empty or partially full) back to their destination after a delivery. In addition, Roadway Express provides higher margin specialized services, including guaranteed expedited services, time-specific delivery, North American international services, coast-to-coast air delivery, sealed trailers, product returns, cold-sensitive protection and government material shipments. The Roadway Express suite of time-based services provides customers the flexibility to choose next day and beyond service on the ground or in the air at any hour, day or night, anywhere across North America with extreme reliability. These service offerings include:

•	Time-Critical™ Service—a premium expedited and time-definite service designed to meet any need at any speed with delivery windows as precise as one hour. Time Critical service delivers industry-leading reliability with over 99% on-time service performance for 8 years running and is backed by a 100% on-time, no-invoice guarantee.

•	Time-Critical™ Multi-Day Window Service—a service option providing customers the ability to select any size multiple day delivery window and is guaranteed not to deliver early or late. Multi-Day Window service is ideal for vendors shipping to retailers trying to avoid costly charge-backs when faced with strict window delivery requirements.

•	Time-Advantage™ Service—Roadway’s newest expedited service option providing customers the ability to pick the speed to match their need on the ground or in the air anywhere throughout North America.

•	Sealed Divider™—a dedicated service providing extra protection in transit with customers paying only for the space used on the trailer.

•	My.roadway.com—a secure e-commerce web site offering online resources for shipment visibility and management in real time.

Roadway Express employed approximately 23,000 employees as of December 31, 2004. At that date, it owned 6,457 tractors and 29,994 trailers and leased 2,903 tractors and 2,101 trailers. Headquartered in Akron, Ohio, Roadway Express accounted for 46 percent of our total operating revenue in 2004.

New Penn

Founded in 1931, New Penn is a regional, next-day, ground LTL carrier of general commodities. Through a network of 23 terminals with 1,235 doors, and using 854 owned tractors and 1,716 owned trailers as of December 31, 2004, New Penn services twelve states in the Northeastern U.S., Quebec and Puerto Rico and has links to the Midwest and Southeast regions of the U.S. and Ontario. At December 31, 2004, New Penn had more than 2,000 employees. Ninety-five percent of New Penn shipments are delivered next-day in the Northeast region of the U.S. Headquartered in Lebanon, Pennsylvania, New Penn accounted for four percent of our total operating revenue in 2004.

Reimer Express Lines

Founded in 1952, Reimer, a wholly owned subsidiary of Roadway Express, offers Canadian shippers a selection of direct connections within Canada, throughout North America and around the world. Its network and information systems are completely integrated with those of Roadway Express. Integration with Roadway Express enables Reimer to provide seamless cross-border services between Canada, Mexico and the U.S. At December 31, 2004, Reimer had approximately 1,400 employees and operated through 22 terminals. Reimer owned 301 tractors (excludes owner-operator tractors) and 499 trailers and leased 86 tractors and 535 trailers as of December 31, 2004. All of the operating statistics of Reimer disclosed in this paragraph are also included in the Roadway Express statistics previously discussed.

Meridian IQ

Meridian IQ is a non-asset global transportation management company that plans and coordinates the movement of goods worldwide to provide customers a single source for transportation management solutions. Non-asset-based service providers (i.e. logistics providers), such as Meridian IQ, arrange for and expedite the movement of goods and materials through the supply chain. As is typical with logistics providers, Meridian IQ neither owns nor operates the physical assets necessary to move goods, eliminating the significant capital requirements that asset-based providers normally require. This lower asset requirement allows the non-asset-based firms to reduce variable costs in economic downturns.

Meridian IQ delivers a wide range of global transportation management services, with the ability to provide customers improved return-on-investment results through flexible, fast and easy-to-implement transportation services and technology management solutions. Meridian IQ has approximately 18,000 transactional and 200 contractual customers.

Meridian IQ offers the following services:

•	International forwarding and customs brokerage—arranging for the administration, transportation and delivery of goods to over 74 countries;

•	Multi-modal brokerage services—providing companies with daily shipment needs with access to volume capacity and specialized equipment at competitive rates;

•	Domestic forwarding and expedited services—arranging guaranteed, time-definite transportation for companies within North America requiring time-sensitive delivery options and guaranteed reliability; and

•	Transportation solutions and technology management—web-native transportation management systems enabling customers to manage their transportation network centrally with increased efficiency and visibility. When combined with network consulting and operations management any organization, regardless of size, can outsource transportation functions partially or even entirely with Meridian IQ.

At December 31, 2004, Meridian IQ had approximately 650 employees, including 125 located in the United Kingdom. Meridian IQ has a sales force of approximately 40, including 10 located in the U.K. Additionally, the nearly 700 members of the Yellow Transportation sales force assist Meridian IQ in developing sales leads. Based in Overland Park, Kansas, Meridian IQ accounted for three percent of our total operating revenue in 2004, four percent of our total operating revenue in 2003 and three percent of our total operating revenue (excluding SCST) in 2002.

Yellow Roadway Technologies

Yellow Roadway Technologies is headquartered in Overland Park, Kansas and has approximately 300 employees. Yellow Roadway Technologies and Meridian IQ together provide hosting, infrastructure services and managed transportation business systems development.

Competition

Customers have a wide range of choices. We believe that service quality, performance, technology, service variety, responsiveness, and flexibility are important competitive differentiators.

Few U.S.-based LTL competitors offer comparably broad service capabilities. By integrating traditional ground, expedited, air cargo, and managed transportation solutions, we can provide consumers with a single source answer to shipping challenges with a foundation of service excellence and quality as its basis. Our market studies show a continued preference among customers for transportation providers based on quality and value, and we focus on these attributes. By increasing the depth of the services we offer, we also believe that we can compete against the largest transportation competitors from a value perspective.

Yellow Transportation, Roadway Express and New Penn operate in a highly competitive environment against a wide range of transportation service providers. These competitors include a few global, integrated transportation services providers, a small number of national transportation services providers similar in size and scope to Yellow Transportation and Roadway Express, a moderate number of regional or interregional providers and a large number of relatively small, shorter-haul transportation companies. Yellow Transportation and Roadway Express also compete in and against several modes of transportation, including LTL, TL, air cargo, rail, consolidators and private fleets.

Truck-based transportation includes private fleets and two “for-hire” carrier groups. The private carrier segment consists of fleets owned and operated by shippers who move their own goods. The two “for-hire” groups are based on the typical shipment sizes handled by transportation service companies. Truckload refers to providers transporting shipments that generally fill a trailer, and LTL or shared load refers to providers transporting shipments from multiple shippers that alone would not fill a trailer.

Shared load transportation providers, LTL, consolidate numerous orders generally ranging from 100 to 10,000 pounds from businesses in different locations. Orders are consolidated at individual locations within a certain radius from service centers. As a result, shared load carriers require expansive networks of pickup and delivery operations around local service centers and, with respect to national carriers, shipments are moved between origin and destination through a series of regional distribution centers. Depending on the distance shipped, shared load providers are often classified into three sub-groups:

•	Regional—Average distance is typically less than 500 miles with a focus on one- and two-day delivery times. Regional transportation companies can move shipments directly to their respective destination centers, which increases service reliability and avoids costs associated with intermediate handling.

•	Interregional—Average distance is usually between 500 and 1,000 miles with a focus on two- and three-day delivery times. There is a blurring of lines between regional and national providers, as each sees the interregional segment as a growth opportunity, and there are no providers who focus exclusively on this sector.

•

National—Average distance is typically in excess of 1,000 miles with focus on two- to five-day delivery times. National providers rely on interim shipment handling through a network of terminals, which require numerous satellite service centers, multiple distribution centers and a relay network. To gain service and cost advantages, they often ship directly between service centers, minimizing intermediate handling.

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

We believe that our operations are in substantial compliance with current laws and regulations.

We further describe our operations in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

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

During 2004, we spent approximately $3.4 million to comply with U.S. federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, “Environmental Regulations”). In 2005, we expect to spend approximately $4.0 million to comply with the Environmental Regulations. Based upon current information, we believe that our compliance with Environmental Regulations will not have a material adverse effect upon our capital expenditures, results of operation and competitive position because we have either made adequate reserves for such compliance expenditures or the cost for such compliance is expected to be small in comparison with our overall net worth.

We estimate that we will incur less than $1 million in capital expenditures for environmental control equipment during 2005. We believe that capital expenditures for environmental control equipment for 2005 will not have a material adverse effect upon our financial condition because the aggregate amount of these expenditures is expected to be small in comparison with our overall net worth.

The Comprehensive Environmental Response, Compensation and Liability Act (known as the “Superfund Act”) imposes liability for the release of a “hazardous substance” into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under the Superfund Act, a potentially responsible party (“PRP”) may be required to pay more than its proportional share of such environmental remediation. Several of our subsidiaries have been identified as PRPs at various sites discussed below. The U.S. Environmental Protection Agency (“the EPA”) and appropriate state agencies are supervising investigative and cleanup activities at these sites. The EPA has identified Yellow Transportation as a PRP for three locations: Omega Chemical Site, Whittier, CA; a site at Dupo, IL; and Alburn Incinerator, Inc., Chicago, IL. We estimate that the combined potential costs at the Omega and Alburn sites will not exceed $0.3 million. With respect to the Dupo site, it appears that Yellow Transportation delivered less than 100 gallons of waste to this site, which is de minimis in relation to other respondents. The EPA has issued an order under Section 106(a) of the Super fund Act for Yellow Transportation and 18 other respondents to begin remediation efforts at the Omega site. The EPA has identified Roadway Express as a PRP for five locations: Operating Industries Site, Monterey Park, CA; BEMS Landfill, Mt. Holly, NJ; Double Eagle Site, Oklahoma City, OK; M&J Solvent Site, Atlanta, GA and FL Petroleum Reprocessors Site, Davie, FL. We estimate that combined potential costs at these five sites will not exceed $0.7 million. Yellow Transportation and Roadway Express are classified as de minimis PRPs at all of these locations.

While PRPs in Superfund actions have joint and several liabilities for all costs of remediation, it is not possible at this time to quantify our ultimate exposure because the projects are either in the investigative or early remediation stage. Based upon current information, we do not believe that probable or reasonably possible expenditures in connection with the sites described above are likely to have a material adverse effect on our result of operations because:

•	To the extent necessary, we have established adequate reserves to cover the estimate we presently believe will be our liability with respect to the matter;

•	We and our subsidiaries have only limited or de minimis involvement in the sites based upon a volumetric calculation;

•	Other PRPs involved in the sites have substantial assets and may reasonably be expected to pay their share of the cost of remediation;

•	We have adequate resources to cover the ultimate liability; and

•	We believe that our ultimate liability is small compared with our overall net worth.

We are subject to various other governmental proceedings and regulations, including foreign regulations, relating to environmental matters, but we do not believe that any of these matters are likely to have a material adverse effect on our financial condition or results of operation.

This section, “Environmental Matters,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe”, “expect”, “estimate”, “may” and similar expressions are intended to identify forward-looking statements. Our expectations regarding our compliance with Environmental Regulations and our expenditures to comply with Environmental Regulations, including (without limitation) our capital expenditures on environmental control equipment, and the effect that liability from Environmental Regulation or Superfund sites may have on our financial condition or results of operations, are only our forecasts regarding these matters. These forecasts may be substantially different from actual results, which may be affected by the following factors: changes in Environmental Regulations; unexpected, adverse outcomes with respect to sites where we have been named as a PRP, including (without limitation) the sites described above; the discovery of new sites of which we are not aware and where additional expenditures may be required to comply with Environmental Regulations; an unexpected discharge of hazardous materials in the course of our business or operations; an acquisition of one or more new businesses; a catastrophic event causing discharges into the environment of hydrocarbons; the inability of other PRPs to pay their share of liability for a Superfund site; and a material change in the allocation to us of the volume of discharge and a resulting change in our liability as a PRP with respect to a site.

Economic Factors and Seasonality

Our business is subject to a number of general economic factors that may have a materially adverse effect on the results of our operations, many of which are largely out of our control. These include recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers. Economic conditions may adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. We operate in a highly price-sensitive and competitive industry, making pricing, customer service, effective asset utilization and cost control major competitive factors. Yellow Transportation, Roadway Express and New Penn revenues are subject to seasonal variations. Customers tend to reduce shipments after the winter holiday season, and operating expenses tend to be higher in the winter months primarily due to colder weather. Generally, the first quarter is the weakest while the third quarter is the strongest. The availability and cost of labor can significantly impact our cost structure and earnings.

Financial Information About Geographic Areas

Our revenue from foreign sources is largely derived from Canada, United Kingdom and Mexico. We have certain long-lived assets located in these countries as well. We discuss this information in the Business Segments note under Item 8, Financial Statements and Supplementary Data, of this report.

Item 2. Properties

At December 31, 2004, we operated a total of 721 freight terminals located in 50 states, Puerto Rico, Canada and Mexico. Of this total, 447 were owned terminals and 274 were leased, generally for terms of three years or less. The number of vehicle back-in doors totaled 27,925, of which 23,467 were at owned terminals and 4,458 were at leased terminals. The freight terminals vary in size ranging from one to three doors at small local terminals, to over 380 doors at the largest consolidation and distribution terminal. We own substantially all of the larger terminals, containing the greatest number of doors, are owned. In addition, we and our subsidiaries own and occupy general office buildings in Overland Park, Kansas, Akron, Ohio, Lebanon, Pennsylvania and Winnipeg, Manitoba. Our owned freight terminals and office buildings are unencumbered.

Our facilities and equipment are adequate to meet current business requirements in 2005. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a more detailed discussion of expectations regarding capital spending in 2005.

Item 3. Legal Proceedings

We discuss legal proceedings in the Commitments, Contingencies, and Uncertainties note under Item 8, Financial Statements and Supplementary Data, of this report.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to the vote of our stockholders during the fourth quarter of the most recent fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

As of February 28, 2005, approximately 17,300 shareholders of record held Yellow Roadway common stock. Our only class of stock outstanding is common stock, traded through the NASDAQ Stock Market. Trading activity averaged 1,019,000 shares per day during 2004, up from 831,000 per day in 2003. The NASDAQ Stock Market quotes prices for our common stock under the symbol “YELL.” The high and low prices at which Yellow Roadway common stock traded for each calendar quarter in 2004 and 2003 are shown below.

Quarterly Financial Information (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Operating revenue	$1,552,135	$1,674,131	$1,767,082	$1,774,137
Losses (gains) on property disposals, net	462	(193)	(859)	(3,957)
Operating income	41,318	88,241	120,592	111,450
Net income	18,156	46,917	55,909	63,345
Diluted earnings per share	0.38	0.97	1.15	1.24
Common stock:
High	38.86	39.95	46.89	56.49
Low	29.77	32.41	38.32	45.20

2003				(a)
Operating revenue	$681,093	$713,453	$770,705	$903,365
Losses (gains) on property disposals, net	11	30	381	(589)
Acquisition charges	—	—	864	2,260
Operating income	11,759	32,333	37,812	6,698 (b)
Net income (loss)	5,626	18,360	17,369	(672)
Diluted earnings (loss) per share	0.19	0.62	0.58	(0.02)
Common stock:
High	27.75	28.03	33.95	36.96
Low	21.18	22.01	21.63	29.35

(a)	Fourth quarter 2003 information included Roadway LLC revenue of $141.0 million and an operating loss of $6.3 million from the date of acquisition, December 11, through December 31.
(b)	Fourth quarter 2003 operating income included $17.5 million related to conforming accounting policies and a $2.0 million legal provision in addition to the $2.3 million of acquisition charges and $0.6 million of gains on property disposals shown above.

We did not declare any cash dividends on our common stock in 2004 or 2003.

The information required by this item with respect to information regarding our equity compensation plans is included under the caption “Equity Compensation Plan Information” in our Proxy Statement related to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 6. Selected Financial Data

(in thousands except per share data)	2004	2003(a)	2002(b)	2001	2000
For the Year
Operating revenue	$6,767,485	$3,068,616	$2,624,148	$2,505,070	$2,799,131
Operating income	361,601	88,602	46,864	38,195	126,747
Losses (gains) on property disposals, net	(4,547)	(167)	425	(186)	(14,372)
Acquisition, spin-off and reorganization charges	—	3,124	8,010	5,601	—
Interest expense	43,954	20,606	7,211	8,437	10,131
Assets backed securitization (“ABS”) facility charges	—	—	2,576	7,996	10,052
Income from continuing operations (after tax)	184,327	40,683	23,973	10,589	61,605
Net income (loss)	184,327	40,683	(93,902)	15,301	68,018
Depreciation and amortization expense	171,468	87,398	79,334	76,977	78,587
Net capital expenditures from continuing operations	164,289	99,134	82,830	81,435	70,689
Net cash from operating activities from continuing operations	435,718	155,736	25,808	12,189	151,592

At Year-End
Net property and equipment	1,422,718	1,403,268	564,976	559,532	554,150
Total assets	3,627,169	3,463,229	1,042,985	1,285,777	1,308,477
Long-term debt, less current portion	403,535	836,082	50,024	213,745	136,645
ABS facility(c)	—	71,500	50,000	141,500	177,000
Total debt, including ABS facility	657,935	909,339	124,285	361,526	382,437
Total shareholders’ equity	1,214,191	1,002,085	359,958	490,989	459,776

Measurements
Basic per share data:
Income from continuing operations	3.83	1.34	0.86	0.44	2.50
Net income (loss)	3.83	1.34	(3.35)	0.63	2.76
Average common shares outstanding—basic	48,149	30,370	28,004	24,376	24,649
Diluted per share data:
Income from continuing operations	3.75	1.33	0.84	0.43	2.49
Net income (loss)	3.75	1.33	(3.31)	0.62	2.74
Average common shares outstanding—diluted	49,174	30,655	28,371	24,679	24,787
Debt to capitalization	35.1%	47.6%	25.7%	42.4%	45.4%
Debt to capitalization, less available cash	31.2%	45.4%	21.0%	41.1%	44.0%
Shareholders’ equity per share	24.66	20.97	12.17	19.75	19.32
Common stock price range:
High	56.49	36.96	32.21	27.57	22.13
Low	29.77	21.18	18.31	15.50	13.81

Other Data
Average number of employees	50,000	50,000 (d)	23,000	30,000	32,900
Operating ratio:
Yellow Transportation	94.0%	95.7%	97.2%	97.8%	94.9%
Roadway Express	94.9%	—	—	—	—
New Penn	87.0%	—	—	—	—

(a)	Represents the results of all Yellow Roadway entities including Roadway LLC entities from the date of acquisition, December 11, through December 31.
(b)	In 2002, we completed the spin-off of SCS Transportation, Inc. (“SCST”). Financial Summary data has been reclassified for all periods presented to disclose SCST as a discontinued operation.
(c)	Prior to December 31, 2002, the ABS facility was treated as a sale of assets and the sold receivables and related obligations were not reflected on the Consolidated Balance Sheets.
(d)	In 2003, prior to the acquisition of Roadway on December 11, 2003, we had an average of 25,000 employees.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Yellow Roadway Corporation (also referred to as “Yellow Roadway,” “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of asset and non-asset-based transportation services. Yellow Roadway Technologies, Inc., a captive corporate resource, provides innovative technology solutions and services exclusively for Yellow Roadway companies. Our operating subsidiaries include the following:

•	Yellow Transportation, Inc. (“Yellow Transportation”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. Approximately 40 percent of Yellow Transportation shipments are completed in two days or less.

•	Roadway Express, Inc. (“Roadway Express”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through regionalized management and customer facing organizations. Approximately 30 percent of Roadway Express shipments are completed in two days or less. Roadway Express owns 100 percent of Reimer Express Lines Ltd. (“Reimer”), located in Canada, that specializes in shipments into, across and out of Canada.

•	Roadway Next Day Corporation is a holding company focused on business opportunities in the regional and next-day delivery lanes. Roadway Next Day Corporation owns 100 percent of New Penn Motor Express, Inc. (“New Penn”), which provides regional, next-day ground services through a network of facilities located in the Northeastern United States (“U.S.”), Quebec, Canada and Puerto Rico.

•	Meridian IQ, Inc. (“Meridian IQ”) is a non-asset-based global transportation management company that plans and coordinates the movement of goods throughout the world, providing customers a faster return on investment, more efficient supply-chain processes and a single source for transportation management solutions.

The following management’s discussion and analysis explains the main factors impacting our results of operations, liquidity and capital expenditures and the critical accounting policies of Yellow Roadway. This information should be read in conjunction with the accompanying financial statements and notes to the financial statements.

Our Operating Environment

We operate in a highly competitive environment, yet one where we believe the right value proposition for our customers permits us to recover our cost of capital over the business cycle. Historically, our customers viewed us solely as a less-than-truckload (“LTL”) carrier with limited service opportunities. Over the last several years significant changes have occurred in our environment, including: consolidation and liquidation of LTL carriers; the increased presence of global, small package providers such as FedEx Corporation and United Parcel Service, Inc.; and increasing needs and demands of our stakeholders. We continue to proactively address these changes through our focused strategy of being a global transportation services provider. Over the last few years, we have spun-off our nonunion, regional carriers, raised substantial capital through a successful equity offering, expanded our service offerings, and completed multiple acquisitions of non-asset-based companies. In 2003, we continued to implement our strategy, as we negotiated a five-year labor agreement with the International Brotherhood of Teamsters, completed another non-asset-based acquisition, and acquired Roadway Express. In 2004, we were especially focused on the synergy opportunities that the Roadway acquisition presented, which effectively doubled our revenue, and meeting the demands of our customers during this strong economic period. From a services perspective, we targeted our premium services revenue lines and will continue this focus in 2005, including the introduction of a next-day offering to Yellow Transportation’s suite of services.

We will continue to face challenges in the environment that we operate, primarily due to the changing competitive landscape and meeting our stakeholders’ demands. Specific economic areas that impact our ability to generate profits and cash flows include the levels of consumer spending and manufacturing activity. We monitor these areas primarily through growth in real gross domestic product (“GDP”) and the industrial production index (“IPI”). Real GDP measures the value of goods and services produced in the U.S., excluding inflation, and the IPI measures the physical units and inputs into the U.S. production process. According to the St. Louis FREDII database, in 2004 real GDP declined from a 3.9 percent annualized rate in the first six months of the year to a 3.5 percent annualized rate during the last six months of the year. In addition, the Federal Reserve G17 release states the IPI grew at a 5.0 percent seasonally adjusted annualized rate in the first half of the year and slowed to a 4.0 percent annualized rate in the second half of the year. These factors, while declining in the later half of the year, were still strong enough to contribute to our increased profits from 2003 to 2004, as discussed in our Results of Operations section. We manage the impact of our customers’ spending and manufacturing activity through, among others, pricing discipline, cost management programs, maintaining adequate debt capacity, investment in technology and continuous improvement programs. We continue to be well positioned in the transportation industry with a strong ability to take advantage of the positive economic conditions.

Acquisition of Roadway Corporation

On July 8, 2003 we announced our intention to acquire Roadway Corporation (“Roadway”) in approximately a half cash, half stock transaction, and on December 11, 2003 we closed the acquisition. As a result of the acquisition, Roadway Corporation became Roadway LLC, a subsidiary of Yellow Roadway. Consideration for the acquisition included approximately $494 million in cash and approximately 18.0 million shares of Yellow Roadway common stock, based on an exchange ratio of 1.752 and an average price per share of $31.51 (subject to proration and allocation provisions), for a total purchase price of $1.1 billion. The purchase price also included approximately $19 million for investment banking, legal and accounting fees that Yellow Roadway incurred to consummate the acquisition, resulting in total cash consideration of $513 million. In addition, by virtue of the merger, we assumed $225.0 million of principal senior notes due 2008 with a fair value of $249.2 million at the acquisition date and acquired available cash of $106.3 million.

During 2004, we worked toward the integration of Roadway LLC and the application of synergies to both Roadway Express and Yellow Transportation including the identification of best practices within the two organizations. We successfully identified cost synergies and, coupled with a positive economy, realized strong operating results in our first year as a combined entity. We will continue to be challenged in identifying and capturing additional cost synergies and maintaining our separate brands.

Results of Operations

Our Results of Operations section focuses on the highlights and significant items that impacted our operating results over the last three years. We will discuss the areas that caused material fluctuations and required specific evaluation by management. Our discussion will also explain the adjustments to operating income that management excludes when internally evaluating segment performance because the items are not related to the segments’ core operations. Please refer to our Business Segments note for further discussion.

Yellow Transportation Results

Yellow Transportation represented approximately 47 percent, 92 percent and 97 percent of our consolidated revenue in 2004, 2003 and 2002, respectively. The table below provides summary information for Yellow Transportation for the three years ended December 31:

				Percent Change
(in millions)	2004	2003	2002	2004 vs. 2003		2003 vs. 2002
Operating revenue	$3,180.6	$2,811.9	$2,547.1	13.1%		10.4%
Operating income	191.5	119.9	70.6	59.7%		69.8%
Adjustments to operating income(a)	(3.1)	19.0	0.5	n/m	(b)	n/m
Adjusted operating income(d)	188.4	138.9	71.1	35.6%		95.3%
Operating ratio	94.0%	95.7%	97.2%	1.7	pp(c)	1.5	pp
Adjusted operating ratio	94.1%	95.1%	97.2%	1.0	pp	2.1	pp

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations (see discussion below).
(b)	Not meaningful.
(c)	Percentage points.
(d)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.

2004 compared to 2003

Yellow Transportation revenue increased by $368.7 million in 2004 compared to 2003 due to improving economic conditions, continued emphasis on premium services and meeting customer requirements and increased revenue from fuel surcharge. The fuel surcharge, adjusted weekly based on a national index, represents an amount charged to customers that adjusts for changing fuel prices and is common throughout the transportation industry. The two primary components of LTL revenue are volume, comprised of the number of shipments and the weight per shipment, and price, usually evaluated on a per hundred weight basis. In 2004, Yellow Transportation LTL tonnage increased by 5.6 percent per day, and LTL revenue per hundred weight improved by 5.3 percent from 2003.

Premium services, an integral part of our strategy to offer a broad portfolio of services and meet the increasingly complex transportation needs of our customers, continued to produce favorable operating results. Premium services at Yellow Transportation include, among others, Exact Express®, an expedited and time-definite ground service with a 100 percent satisfaction guarantee; and Definite Delivery®, a guaranteed on-time service with constant shipment monitoring and notification. In 2004, total Exact Express revenue increased by nearly 47 percent and Definite Delivery revenue increased by nearly 5 percent, in each case, compared to 2003. Yellow Transportation also offers Standard Ground™ Regional Advantage, a high-speed service for shipments moving between 500 and 1,500 miles. Standard Ground Regional Advantage revenue represented nearly 23 percent of total Yellow Transportation revenue in 2004 and increased by nearly 15 percent from 2003. This service provides higher utilization of assets by use of more direct loading and bypassing intermediate handling at distribution centers.

Despite increases in contractual wages and benefits and purchased transportation rates, Yellow Transportation operating income improved by $71.6 million in 2004 compared to 2003. Operating income increased primarily as a result of higher volume, better yield, increased fuel surcharge, effective labor management and overall effective cost management including the realization of synergies associated with the Roadway acquisition. The strong operating income results highlight our continued ability to effectively balance volume and price. Purchased transportation (mostly rail) raised operating expenses by $31.4 million in 2004 from 2003. The increase resulted from a combination of higher volumes and increased rates. Operating expenses as a percentage of revenue decreased in 2004 by 1.7 percentage points compared to 2003, resulting in an operating ratio of 94.0 percent. Operating ratio refers to a common industry measurement calculated by dividing a company’s operating expenses by its operating revenue. In addition to the operating ratio, we evaluate our results based on incremental margins, or the change in operating income year-over-year divided by the change in revenue year-over-year. The incremental margin at Yellow Transportation from 2003 to 2004 was 13.4 percent after adjustments to operating income, as discussed below.

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

(in millions)	2004	2003	2002
Property (gains) losses	$(3.1)	$(0.2)	$0.3
Conforming accounting policies	—	17.5	—
Significant legal provision	—	1.7	—
Reorganization charges	—	—	0.2

Total adjustments to operating income	$(3.1)	$19.0	$0.5

2003 compared to 2002

Yellow Transportation revenue increased by $264.8 million in 2003 compared to 2002 due to improving economic conditions, growth in market share from the 2002 closure of Consolidated Freightways (“CF”), a competitor, and continued emphasis on premium services and meeting customer requirements. In 2003, Yellow Transportation LTL tonnage increased by 5.5 percent on a per day basis, and LTL revenue per hundred weight improved by 4.9 percent from 2002.

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

Despite increases in contractual wages and benefits and purchased transportation rates, Yellow Transportation operating income improved by $49.3 million in 2003 compared to 2002. Operating income increased primarily as a result of increased revenue and effective cost management in areas such as workers’ compensation and bad debts and miscellaneous operating supplies. The strong operating income results highlight our continued ability to effectively balance volume and price. Purchased transportation (mostly rail) raised operating expenses by $24.2 million in 2003 from 2002. The increase resulted from a combination of higher volumes and increased rates. Operating expenses as a percentage of revenue decreased in 2003 by 1.5 percentage points compared to 2002, resulting in an operating ratio of 95.7 percent. The incremental margin at Yellow Transportation from 2002 to 2003 was 25.6 percent after adjustments to operating income, as discussed below.

Yellow Transportation 2003 operating income includes a $5.0 million reduction in claims and insurance expense for an insurance recovery related to two former employees falsifying claims over several years. We reviewed and made appropriate adjustments to our procedures and controls in response to the falsifications.

The table provided above reflects the detail of adjustments to operating income incurred during 2003 and 2002. Also, included in the 2003 adjustments to operating income are charges for conforming accounting policies in 2003 that consisted of adjustments for recognizing handling costs for workers’ compensation and property damage and liability claims, and a change in policy for accrual of the January 1 holiday pay for union employees. Previously, Yellow Transportation managed the administrative portion of claims handling for self-insurance on workers’ compensation and property damage and liability claims. As a result of an initiative to begin outsourcing these functions at Yellow Transportation, we recorded a one-time charge in 2003 of $14.6 million for the liability associated with future claims handling costs related to existing claims. Roadway Express also recorded a similar liability as a purchase accounting adjustment. The significant legal provision related to a claim from a former employee that we believe may result in an adverse outcome; we recorded a small portion of the claim as a corporate charge for a total provision of $2.0 million.

Roadway Express Results

Roadway Express results were included in 2003 consolidated results only from the acquisition date of December 11, 2003 through December 31, 2003. Prior to the acquisition, Roadway Express operated using different accounting policies. Therefore, conforming adjustments are needed for evaluating prior period results. In addition, prior to the acquisition date in 2003, Roadway Express results reflected asset and liability valuations prior to adjustments to fair market value as required in purchase accounting. For these reasons management evaluates the segment’s results primarily based on a combination of sequential growth month over month, comparison versus plan, and comparison to adjusted 2003 results.

2004 compared to 2003

Roadway Express revenue increased by $165.8 million or 5.6 percent to $3,119.9 million in 2004 compared to adjusted 2003 due primarily to improving economic conditions, growth in premium services and increased revenue from fuel surcharge. Total tonnage, on a picked up basis, increased 2.2 percent, while LTL tonnage (shipments weighing less than 10,000 pounds) was flat compared to 2003. However, on a year-over-year sequential quarterly basis, Roadway experienced significant recovery in LTL tonnage, which constitutes over 90 percent of total revenue, as follows: first quarter (2.4%), second quarter (2.0%), third quarter 1.4%, fourth quarter 3.2%. This recovery reflects the refocused efforts of the Roadway team and particularly those of the sales organization, which was restructured at the end of 2003 and early 2004. In addition to the improved tonnage, Roadway Express LTL revenue per hundred weight increased 4.3 percent in 2004. Roadway Express represented approximately 46 percent of our consolidated revenue for 2004.

Roadway Express’ guaranteed service products, namely Time Critical™ Service and Time Advantage™ Service, continue to be an integral part of our focus to maintain and improve our ability to meet the needs of our customers. Roadway Express premium products encompass expedited ground, air, and time-definite deliveries. In 2004, total premium services revenue grew by 60 percent compared to 2003.

Operating income was $158.3 million for 2004. Roadway Express operating ratio was 94.9 percent, a 3.3 point improvement compared to an adjusted 98.2 percent in 2003. These results show our ability and commitment to control cost throughout Roadway Express business, as well as reflect improved yield, improved volume during the later half of the year and increased fuel surcharge.

Synergy efforts have allowed combined efficiencies in information technology and in purchased transportation, insurance premiums, and other general office services. Other efforts included streamlining processes, utilizing technology improvements, and reorganization of sales, operations and general office staff. Operating expenses were reduced as a percentage of revenue despite revenue growth through strict management controls and effective and efficient work systems. Improvements were made to efficiencies in terminal operations in both dock and pickup and delivery. Cargo claims expense decreased 10.2 percent in 2004 while travel, entertainment, and other expenses were down 11.5 percent compared to 2003.

Workers’ compensation claims decreased 8.3 percent in 2004 compared to 2003, while workers compensation self insurance expenditures decreased 6.8 percent. Management remains committed to the continued reduction of lost time injuries through a safe and effective work environment. Depreciation and amortization increased $7.6 million through the amortization of intangible assets recognized due to the acquisition.

Property disposals in 2004 resulted in a net gain of $1.4 million for the year. These disposals were primarily for consolidation and relocation of terminals to reduce redundancy of operating facilities. Because property disposals are often not recurring items, management excludes these items in the normal course of evaluating the operating results of the business.

New Penn Results

New Penn results were included in 2003 consolidated results only from the acquisition date of December 11, 2003 through December 31, 2003. Therefore, management makes adjustments similar to those made at Roadway Express, to New Penn’s results in evaluating the segment’s performance. Management primarily evaluates the segment’s results based on a combination of factors such as sequential month over month growth, comparison versus plan, and comparison to adjusted 2003 results.

New Penn increased revenue by $44.1 million or 20.4 percent to $260.6 million in 2004 compared to adjusted 2003. The primary reasons for this growth were revitalized sales efforts and closure of a major competitor in the Northeast region, where New Penn primarily operates, as well as favorable economic conditions. Total tonnage, on a picked up basis, increased 16.2 percent, with LTL tonnage increasing 15.4 percent. New Penn also experienced tonnage gains on a sequential quarter-over-quarter basis throughout the year as follows: first quarter 9.9%, second quarter 16.8%, third quarter 22.2%, fourth quarter 15.3%. New Penn LTL revenue per hundred weight increased 3.9 percent in 2004.

Operating income was $33.9 million with an accompanying operating ratio of 87.0 percent. New Penn was able to benefit from capacity utilization, particularly in line haul and city operations. This was accomplished along with matching staffing levels with tonnage and revenue growth to achieve effective and efficient operations. Amortization of intangible assets recognized due to the acquisition was $3.8 million in 2004. New Penn represented approximately four percent of our consolidated revenue for 2004. New Penn is a premium service carrier with 96 percent of its freight delivered next day and has historically maintained an on-time service ratio in excess of 98 percent.

2003 Roadway LLC Results

As Roadway LLC and its operating segments, Roadway Express and New Penn, were only included in our results from the date of acquisition, December 11, through December 31, 2003, a detailed discussion of their results is not material to our 2003 results of operations. Roadway Express contributed $131.2 million in revenue and New Penn contributed $9.8 million in revenue for the period December 11 through December 31, 2003. Combined the Roadway LLC segments reported an operating loss of $6.3 million during this same period mostly due to a combination of volume and pricing.

Meridian IQ Results

Meridian IQ is our non-asset-based segment that plans and coordinates the movement of goods throughout the world. Meridian IQ represented approximately three percent of our consolidated revenue in 2004 and approximately four percent in 2003. The table below provides summary financial information for Meridian IQ for the three years ended December 31:

				Percent Change
(in millions)	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Operating revenue	$213.2	$120.3	$81.8	77.3%	47.1%
Operating income (loss)	3.7	0.3	(2.7)	n/m	n/m

2004 compared to 2003

Meridian IQ revenue increased by $92.9 million or 77.3 percent in 2004. The significant increase in revenue resulted from a combination of organic growth within Meridian IQ existing services and recent acquisitions. Operating income increased by $3.4 million in 2004 over 2003. Increased revenue, partially offset by higher marketing costs, produced the improved operating results.

2003 compared to 2002

Due to the recent formation of Meridian IQ, in 2002 we evaluated results primarily based on sequential growth month over month. Throughout 2002, Meridian IQ had consistent revenue and operating income improvement, with modestly profitable results in the second half of the year. In 2003, Meridian IQ revenue increased by 47 percent to total revenue of $120.3 million versus $81.8 million in 2002. The increase in revenue resulted from a combination of organic growth, higher premium services and recent non-asset-based acquisitions (as discussed in the acquisitions footnote under Item 8, Financial Statements and Supplementary Data). A prior year operating loss of $2.7 million turned into an operating profit of $0.3 million in 2003; after adjustments to operating income for acquisition charges of $0.5 million, the segment generated an operating profit of $0.8 million.

Consolidated Results

Our consolidated results include the results of each of the operating segments previously discussed and corporate charges for the entire periods presented. In 2003, consolidated results also included the results of Roadway LLC and its operating segments from the date of acquisition, December 11, through December 31. As we have previously discussed the operating results of our segments, this section will focus on corporate charges and items that are evaluated on a consolidated basis.

The following table summarizes the Statement of Consolidated Operations for the three years ended December 31:

				Percent Change
(in millions)	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Operating revenue	$6,767.5	$3,068.6	$2,624.1	120.5%	16.9%
Operating income	361.6	88.6	46.9	308.1%	88.9%
Nonoperating expenses, net	63.9	21.8	9.3	193.1%	134.4%
Income from continuing operations	184.3	40.7	24.0	352.8%	69.6%
Loss from discontinued operations	—	—	(117.9)	—	n/m
Net income (loss)	$184.3	$40.7	$(93.9)	352.8%	143.3%

2004 compared to 2003

Our consolidated revenue is reflective of increased revenue at all of our operating companies due in part to a strong economic environment. When compared to pro forma 2003 amounts, our consolidated revenue increased 11 percent with strong increases in premium services and an overall positive pricing environment.

Consolidated operating income of $361.6 million greatly exceeded pro forma 2003 operating income of $148.6 million. This improvement is due to a variety of factors including the strong economy and our ability to capture cost synergies of approximately $50 million through our cost reduction program. Corporate expenses reflect increased performance incentive accruals related to our increased operating results and increased professional fees associated with the Sarbanes-Oxley Act of 2002 of $5.5 million and $2.6 million of fees associated with the exchange of our contingently convertible notes in December 2004. These expenses were offset by the higher corporate-allocated management fees and the absence of costs associated with sponsoring a trade conference that we have hosted every other year (approximately $4.0 million in 2003). Corporate expenses for 2003 also included approximately $2.7 million for acquisition-related charges, consisting mostly of marketing and promotional activities related to the Roadway transaction.

Consolidated nonoperating expenses included a write off of deferred debt issuance costs of $18.3 million resulting from our September 2004 debt refinancing. Additionally, nonoperating expenses were unfavorably impacted by increased interest expense of $23.3 million due to the additional debt we issued to consummate the Roadway acquisition and the assumption of $225.0 million of senior notes issued by Roadway.

Our effective tax rate for 2004 was 38.1 percent compared to 39.1 percent for 2003. The lower tax rate resulted primarily from a favorable change in the relationship of non-deductible business expenses relative to our profit before tax offset by an increase in earnings attributable to states with higher rates.

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

Consolidated operating income improved by $41.7 million in 2003 compared to 2002 due to increased revenue and effective cost management at Yellow Transportation and Meridian IQ, and despite significant adjustments to operating income and stub period operating losses of $6.3 million for the Roadway segments. Corporate operating losses in 2003 included approximately $2.7 million for acquisition-related charges, consisting mostly of marketing and promotional activities related to the Roadway transaction. Corporate operating losses, after adjustments for acquisition and spin-off charges, increased in 2003 from 2002 by $7.9 million, as detailed in our Business Segments note. We expensed $4.0 million in the first quarter of 2003 for an industry conference that we have hosted every other year. Corporate costs also increased in 2003 by $3.1 million compared to 2002, due to higher performance incentive accruals based on our improved operating results.

Nonoperating expenses increased $12.5 million in 2003 compared to 2002 as a result of the acquisition-related financing costs, partially offset by increased interest income. As mentioned previously, we recorded a nonoperating loss on the extinguishment of debt of $2.3 million from the repurchase and defeasance of our remaining medium-term notes. In 2003, we entered into arrangements for $1.1 billion of committed financing with our investment bankers that would allow us to complete the Roadway acquisition if we were not able to obtain financing elsewhere. Although we obtained more favorable financing arrangements through our contingent convertible senior notes offerings and the term loan, we paid a commitment fee of $4.5 million upon the expiration of the committed financing agreement that occurred on December 11, 2003. This commitment fee was recorded as “interest expense” in our Statement of Consolidated Operations. Interest expense related to our contingent convertible senior notes and term loan approximated $6.5 million for 2003.

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

Financial Condition

Liquidity

Our liquidity needs arise primarily from capital investment in new equipment, land and structures, and information technology, as well as funding working capital requirements. To provide short-term and longer-term liquidity, we maintain capacity under a $500 million unsecured bank credit agreement and a $450 million asset-backed securitization (“ABS”) agreement involving Yellow Transportation and Roadway Express accounts receivable. We believe these facilities both of which are more fully described in the Debt and Financing note under Item 8, Financial Statements and Supplementary Data, provide adequate capacity to fund our current working capital and capital expenditure requirements.

The following table provides details of the outstanding components and available unused capacity under the current bank credit agreement and the ABS agreement at December 31:

(in millions)	2004	2003
Capacity:
Unsecured credit facility:
Revolving loan	$500.0	$250.0
Term loan	—	175.0
Letters of credit facility	—	250.0
ABS facility	450.0	200.0

Total capacity	950.0	875.0
Amounts outstanding:
Term loan	—	(175.0)
Letters of credit facility	—	(250.0)
Letters of credit under revolving loan	(275.4)	(24.4)
ABS facility	—	(71.5)

Total outstanding	(275.4)	(520.9)

Available unused capacity	$674.6	$354.1

In accordance with the terms of the agreement, we must comply with certain financial covenants primarily relating to our leverage ratio, fixed charges coverage ratio and minimum net worth. As of December 31, 2004, we were in compliance with all terms of the agreement. We do not consider these covenants overly restrictive, and we believe we have considerable flexibility in operating our business in a prudent manner.

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

(in millions)	2004	2003
Net cash from operating activities	$435.7	$155.7
Net property and equipment acquisitions	(164.3)	(99.1)
Proceeds from stock options	15.9	4.7

Free cash flow	$287.3	$61.3

Our additional free cash flow of $226.0 million from 2003 to 2004 resulted primarily from increases in income from operations of $143.6 million, lower payments on accounts payable of $13.0 million, increase in other working capital items of $81.9 million and claims and other changes of $7.6 million, all of which are offset by an increase in ending accounts receivable of $62.8 million, reflective of increased volume. Claims and other primarily represents increased pension and workers’ compensation accruals. Other working capital changes included increased wage and benefit obligations that approximated $102.9 million, which is offset by a $41.4 million Roadway tax deposit and $28.0 million increase in prepaid tires. In addition, accrued income taxes created a fluctuation of $45.3 million between 2004 and 2003 due to improved operating results in 2004 and a reduction in rate.

Other items considered in evaluating free cash flow include net property and equipment acquisitions and proceeds from exercise of stock options. In 2004, net property and equipment acquisitions increased by $65.2 million mostly due to the inclusion of Roadway LLC’s activity consisting of $49.1 million investment in revenue equipment and $16.7 million investment in technology equipment and software. Net capital expenditures in 2004 at Yellow Transportation were consistent with 2003 and included an increase in revenue equipment purchases over 2003 of $7.5 million offset by increased dispositions of land and structures of $7.2 million in 2004. Our proceeds received from exercise of stock options increased by $11.2 million in 2004 from 2003 mostly due to the increase in stock price and the lack of restrictions of exercising related to the pending acquisition of Roadway that was present in 2003.

Capital Expenditures

Our capital expenditures focus primarily on the replacement of revenue equipment, land and structures, additional investments in information technology and acquisitions. As reflected on our Consolidated Balance Sheets, our business is capital intensive with significant investments in terminal facilities and a fleet of tractors and trailers. We determine the amount and timing of capital expenditures based on numerous factors, including anticipated growth, economic conditions, new or expanded services, regulatory actions and availability of financing. The acquisition of Roadway did not change our capital expenditures philosophy from previous years, given the similarity of our operations. However, as we expected, our capital expenditures increased significantly due to the acquisition.

The table below summarizes our actual net capital expenditures by type for the years ended December 31:

(in millions)	2004	2003	2002
Revenue equipment	$118.6	$62.0	$71.5
Land, structures and technology	45.7	37.2	11.3

Total before acquisition of companies and discontinued operations	164.3	99.2	82.8
Acquisition of companies	10.5	513.3	18.0
Discontinued operations	—	—	24.4

Total net capital expenditures	$174.8	$612.5	$125.2

Capital expenditures for 2004 reflect the inclusion of $66.4 million net expenditures of Roadway LLC as discussed above in the Liquidity section and Meridian IQ’s acquisition of GPS Logistics (EU) Limited. Capital expenditures for 2003 included the cash portion of the Roadway acquisition for a total of $513 million, while 2002 included the Meridian IQ acquisitions of MegaSys and Clicklogistics for a total of $18 million. We expect 2005 gross capital spending to approximate $235 to $245 million, including about $145 million for revenue equipment and approximately $55 million for technology. This spending level includes an increase of approximately $20 to $25 million for synergy projects. We also expect $25 to $30 million in proceeds from the disposition of real estate in 2005. Our philosophy continues to be consistent funding of capital expenditures even during economic downturns while still generating free cash flow. We believe our financial condition and access to capital, as they exist today, are adequate to fund our anticipated capital expenditures and future growth opportunities.

Our expectation regarding our ability to fund capital expenditures out of existing financing facilities and cash flow is only our forecast regarding this matter. This forecast may be substantially different from actual results. In addition to the factors previously described in the Forward-Looking Statements section, the following factors could affect levels of capital expenditures: the accuracy of our estimates regarding our spending requirements; the occurrence of any unanticipated acquisition opportunities; changes in our strategic direction; the need to spend additional capital on synergy opportunities; and the need to replace any unanticipated losses in capital assets.

Nonunion Pension Obligations

We provide defined benefit pension plans for employees not covered by collective bargaining agreements. The Yellow qualified plan covers approximately 4,000 employees and the Roadway LLC qualified plan covers approximately 5,000 employees. On January 1, 2004, the existing qualified benefit plans were closed to new participants. All new U.S. – salaried nonunion employees (except those currently participating in other profit sharing plans) and all Meridian IQ employees now participate in a defined contribution retirement plan.

We expect pension funding and expense to remain an area of management focus over the next several years. Given the dependence on the economy and the significant amounts involved, pension funding could have a material impact on our liquidity. Using our current plan assumptions of an 8.75 percent return on assets and discount rate of 5.75 percent (6.25 percent for 2004 actual), we either recorded or expect to record the following:

(in millions)	Cash Funding	Pension Expense	Shareholders’ Equity Increase (Decrease), net of tax
2004 Actual	$42.3	$48.3	$(16.8)
2005 Expected	48.0	56.0	8.7
2006 Expected	42.5	54.3	8.8

Our actual 2004 pension expense of $48.3 million was less than the $52.2 million we estimated at December 31, 2003 due to an assumption change related to the Yellow Transportation salary scale. The expected expense was based on a flat salary scale of 4.5 percent while the actual expense was based on a graded salary scale as determined by a salary study and incorporated in our actuarial valuation. The increase reflected in our estimated 2005 expense is a result of the 50 basis point decrease in our discount rate.

The above discussion includes forward-looking statements as indicated by “expect” and “estimate” and the actual results may be materially different. Factors that affect these results include actual return on plan assets and discount rate changes among others.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of December 31, 2004. Most of these obligations and commitments have been discussed in detail either in the preceding paragraphs or the notes to the financial statements. The tables do not include expected pension funding as disclosed separately in the previous section.

Contractual Cash Obligations

	Payments Due by Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Balance sheet obligations:
Long-term debt including interest	$41.3	$73.4	$283.2	$652.1	$1,050.0

Off balance sheet obligations:
Operating leases	75.1	79.3	24.6	9.2	188.2	(a)
Capital expenditures	38.0	—	—	—	38.0

Total contractual obligations	$154.4	$152.7	$307.8	$661.3	$1,276.2

(a)	The net present value of operating leases, using a discount rate of 10 percent, was $160.3 million at December 31, 2004.

Our consolidated balance sheet at December 31, 2004 reflects $250 million contingently convertible notes classified as a current liability as our note holders had the right, at their option, to convert their notes, in whole or in part, into cash and shares of common stock as more fully described in Item 8, Debt and Financing. However, we have reflected the obligation above based on the stated maturity as we believe the likelihood of a note holder presenting their notes for conversion to be remote.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Available line of credit	$—	$—	$224.6	$—	$224.6
Letters of credit	275.4	—	—	—	275.4
Lease guarantees for SCST	1.7	2.0	0.4	—	4.1
Surety bonds	57.3	6.4	0.4	—	64.1

Total commercial commitments	$334.4	$8.4	$225.4	$—	$568.2

Our outstanding letters of credit at December 31, 2004 included $2.5 million for workers’ compensation, property damage and liability claims against SCST. We agreed to maintain the letters of credit outstanding at the spin-off date until SCST obtained replacement letters of credit or third party guarantees. SCST agreed to use its reasonable best efforts to obtain these letters of credit or guarantees, which in many cases would allow us to obtain a release of our letters of credit. SCST also agreed to indemnify us for any claims against the letters of credit that we provide. SCST reimburses us for all fees incurred related to the remaining outstanding letters of credit. We also provided a guarantee of $4.1 million regarding certain lease obligations of SCST.

Critical Accounting Policies

Preparation of our financial statements requires accounting policies that involve significant estimates and judgments regarding the amounts included in the financial statements and disclosed in the accompanying notes to the financial statements. We continually review the appropriateness of our accounting policies and the accuracy of our estimates including discussion with the Audit/Ethics Committee of our Board of Directors who make recommendations to management regarding these policies. Even with a thorough process, estimates must be adjusted based on changing circumstances and new information. Management has identified the policies described below as requiring significant judgment and having a potential material impact to our financial statements.

Revenue Reserves

We consider our policies regarding revenue-related reserves as critical based on their significance in evaluating our financial performance by management and investors. We have an extensive system that allows us to accurately capture, record and control all relevant information necessary to effectively manage our revenue reserves.

For shipments in transit, Yellow Transportation, Roadway Express and New Penn record revenue based on the percentage of service completed as of the period end and accrue delivery costs as incurred. In addition, Yellow Transportation, Roadway Express and New Penn recognize revenue on a gross basis because the entities are the primary obligors even when they use other transportation service providers who act on their behalf. Yellow Transportation, Roadway Express and New Penn remain responsible to their customers for complete and proper shipment, including the risk of physical loss or damage of the goods and cargo claims issues. Meridian IQ recognizes revenue upon the completion of services. In certain logistics transactions where Meridian IQ acts as an agent, revenue is recorded on a net basis. Net revenue represents revenue charged to customers less third party transportation costs. Where Meridian IQ acts as principal, it records revenue from these transactions on a gross basis, without deducting transportation costs. Management believes these policies most accurately reflect revenue as earned. Our revenue-related reserves involve three primary estimates: shipments in transit, rerate reserves, and uncollectible accounts.

Shipments in Transit

We assign pricing to bills of lading at the time of shipment based primarily on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. At the end of each period, we estimate the amount of revenue earned on shipments in transit based on actual shipments picked up and scheduled delivery dates. We calculate a percentage of completion using this data and the day of the week on which the period ends. Management believes this provides a reasonable estimation of the revenue actually earned.

Rerate Reserves

At various points throughout our process, incorrect ratings could be identified based on many factors, including weight verifications or updated customer discounts. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. We accrue a reserve for rerating based on historical trends. At December 31, 2004 and 2003, our financial statements included a rerate reserve of $25.1 million and $21.8 million, respectively. The increase in the rerate reserve from 2003 to 2004 is reflective of our overall increase in operations.

Uncollectible Accounts

We record an allowance for doubtful accounts primarily based on historical uncollectible amounts. We also take into account known factors surrounding specific customers and overall collection trends. Our process involves performing ongoing credit evaluations of customers, including the market in which they operate and the overall economic conditions. We continually review historical trends and make adjustments to the allowance for doubtful accounts as appropriate. Our allowance for doubtful accounts totaled $22.4 million and $20.8 million as of December 31, 2004 and 2003, respectively. The increase in the allowance for doubtful accounts from 2003 to 2004 is reflective of our overall increase in operations.

Claims and Insurance

We are self-insured up to certain limits for workers’ compensation, cargo loss and damage, property damage and liability claims. We measure the liabilities associated with workers’ compensation and property damage and liability claims primarily through actuarial methods that an independent third party performs. Actuarial methods include estimates for the undiscounted liability for claims reported, for claims incurred but not reported and for certain future administrative costs. These estimates are based on historical loss experience and judgments about the present and expected levels of costs per claim and the time required to settle claims. The effect of future inflation for costs is implicitly considered in the actuarial analyses. Actual claims may vary from these estimates due to a number of factors, including but not limited to, accident frequency and severity, claims management, changes in healthcare costs and overall economic conditions. We discount the actuarial calculations to present value based on the U.S. Treasury rate, at the date of occurrence, for maturities that match the expected payout of the liabilities. As of December 31, 2004 and 2003, we had $320.8 million and $299.3 million accrued for claims and insurance. The increase in claims and insurance from 2003 to 2004 is reflective of our overall increase in operations.

Pension

With the exception of Meridian IQ, New Penn and Reimer, Yellow Roadway and its operating subsidiaries sponsor qualified and nonqualified defined benefit pension plans for most employees not covered by collective bargaining agreements. Meridian IQ and New Penn do not offer defined benefit pension plans and instead offer retirement benefits through either contributory 401(k) savings plans or profit sharing plans. Effective January 1, 2004, all new U.S. – salaried nonunion employees (except those currently participating in other profit sharing plans) and all Meridian IQ employees now participate in a new defined contribution retirement plan. The existing Yellow Roadway qualified plans are closed to new participants. We account for pension benefits using actuarial methods based on numerous estimates, including employee turnover, mortality and retirement ages, expected return on plan assets, discount rates, and future salary increases. The most critical of these factors, due to their potential impact on pension cost, are discussed in more detail below.

Return on Plan Assets

The return on plan assets represents a long-term assumption of our portfolio performance that can impact our pension expense and our minimum liability. With $673 million of plan assets, a 50-basis-point decrease in the return rate would increase annual pension expense by approximately $3.2 million and would decrease our minimum liability reflected in shareholders’ equity by approximately $1.1 million, net of tax.

We believe our 2004 expected rate of return of 8.75 percent is appropriate based on our historical experience in this investment portfolio as well as a review of other objective indices. Although plan investments are subject to short-term market volatility, we believe they are well diversified and closely managed. Our asset allocation as of December 31, 2004 consisted of 68 percent in equities and 32 percent in fixed-income securities. This allocation is consistent with the long-term asset allocation for the plans. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately. Refer to our discussion of Nonunion Pension Obligations under the Financial Condition section for details of actual and anticipated pension charges.

Discount Rate

The discount rate refers to the interest rate used to discount the estimated future benefit payments earned to their present value, also referred to as the benefit obligation. The discount rate allows us to calculate what it would cost to settle the pension obligations as of the measurement date, December 31, and impacts the following year’s pension cost. We determine the discount rate based on high-grade corporate bonds with principal payments and maturities that approximate our expected benefit payments.

Although the discount rate used requires little judgment, changes in the rate can significantly impact our pension cost. For example, a 50-basis-point decrease in our discount rate would increase annual pension expense by approximately $11.0 million and increase our minimum liability reflected in shareholders’ equity by approximately $18.3 million, net of tax, assuming all other factors remain constant. Changes in the discount rate do not have a direct impact on cash funding requirements. The discount rate can fluctuate considerably over periods depending on overall economic conditions that impact long-term corporate bond yields. At December 31, 2004 and 2003, we used a discount rate of 5.75 percent and 6.25 percent, respectively.

Future Salary Increases

We make assumptions of future salary increases for plan participants based on general inflation and cost of living expectations. As pension benefits are based on participants’ earned wages, estimated levels of our future performance also factor into the calculation. We believe these increases require less judgment than other pension estimates but can have a significant impact on our future pension expense. Our 2004 assumed rate of future annual increases of 3.8 percent represents a weighted average of the Yellow and Roadway plans and reflects the recent experience of both plans.

Multi-Employer Plans

Yellow Transportation, Roadway Express and New Penn contribute to approximately 90 separate multi-employer health, welfare and pension plans for employees covered by collective bargaining agreements (approximately 80 percent of total employees). The largest of these plans, the Central States Southeast and Southwest Areas Pension Plan (the “Central States Plan”) provides retirement benefits to approximately 53 percent of our total employees. The amounts of these contributions are determined by contract and established in the agreements. The health and welfare plans provide health care and disability benefits to active employees and retirees. The pension plans provide defined benefits to retired participants. We recognize as net pension cost the required contribution for the period and recognize as a liability any contributions due and unpaid.

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

Yellow Transportation, Roadway Express and New Penn each have collective bargaining agreements with their unions that stipulate the amount of contributions each company must make to union-sponsored, multi-employer pension plans. The Internal Revenue Code (the “Code”) and related regulations establish minimum funding requirements for these plans. Under recent legislation, qualified multi-employer plans are permitted to exclude certain recent investment losses from the minimum funding formula through 2005. The Central States Plan, in particular, has informed us that its recent investment performance has adversely affected its funding levels and that the plan is seeking corrective measures to address its funding. During the benefit period of the recent legislation, the Central States Plan is expected to meet the minimum funding requirements. In the unlikely event that the Central States Plan does not elect to receive the benefit of the legislation, the Company believes that the plan would not meet the minimum funding requirements that the Code and related regulations require. If any of these multi-employer pension plans, including the Central States Plan, fails to meet minimum funding requirements and the trustees of such a plan are unable to obtain a waiver of the requirements or certain changes in how the applicable plan calculates its funding level from the Internal Revenue Service (“IRS”) or reduce pension benefits to a level where the requirements are met, the IRS could impose an excise tax on all employers participating in these plans. To avoid these taxes, contributions in excess of our contractually agreed upon rates could be required to correct the funding deficiency. If an excise tax were imposed on the participating employers or additional contributions required, it could have a material adverse impact on the financial results of Yellow Roadway.

Property and Equipment and Definite Life Intangibles

Impairment Testing

We review property and equipment and definite life intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

We believe that the accounting estimate related to asset impairment is a critical accounting estimate because: (1) it requires our management to make assumptions about future revenues over the life of the asset, and (2) the impact that recognizing an impairment would have on our financial position, as well as our results of operations, could be material. Management’s assumptions about future revenues require significant judgment because actual revenues have fluctuated in the past and may continue to do so.

In estimating future revenues, we use our internal business forecasts. We develop our forecasts based on recent revenue data for existing services and other industry and economic factors.

Depreciable Lives of Assets

We perform annual internal studies to confirm the appropriateness of depreciable lives for each category of property and equipment. These studies utilize models, which take into account actual usage, physical wear and tear, and replacement history to calculate remaining life of our asset base. We also make assumptions regarding future conditions in determining potential salvage values. These assumptions impact the amount of depreciation expense recognized in the period and any gain or loss once the asset is disposed.

Goodwill and Indefinite Life Intangibles

Goodwill and indefinite life intangibles are reviewed at least annually for impairment, or more frequently if indicators of impairment exist. Goodwill is tested by comparing net book value of the reporting unit (identified as our operating segments) to fair value. Indefinite life intangibles are tested by comparing book value to estimated fair value.

We believe that the accounting estimate related to goodwill and indefinite life intangibles is a critical accounting estimate because (1) it requires our management to make assumptions about fair values, and (2) the impact of recognizing an impairment could be material to our financial position, as well as our results of operations. Management’s assumptions about fair values require significant judgment because broad economic factors and industry factors can result in variable and volatile fair values.

Management completed impairment analyses on both goodwill and indefinite life intangibles in the fourth quarter of 2004. These tests were performed internally. As of December 31, 2004 no impairment existed.

New Accounting Pronouncements

SFAS No. 153, Exchange of Nonmonetary Assets—An Amendment of APB Opinion No. 29

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, Opinion 29 required that the accounting for an exchange of a productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. We do not expect SFAS No. 153 to have a material effect on our financial statements.

SFAS No. 123 (Revised 2004), Share-Based Payment

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS No. 123R as of July 1, 2005, the beginning of our third quarter and intend to use the modified-prospective-transition method, as defined therein. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces FASB SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. We do not expect SFAS No. 123R to have a material effect on our financial statements.

Outlook

Economists expect continued growth in capital spending in 2005, underpinned by high returns on capital, rising business confidence, healthy balance sheets and still favorable financing conditions. As the U.S. dollar continues to depreciate in the international market, economists expect U.S. exports to rise and be supportive of economic growth. Our economic assumptions also include year-over-year gains in the industrial production index and real gross domestic product of 3.5 percent; a positive for our industry. Management expects firm LTL pricing trends to continue during the upcoming year. We will continue to focus on achieving synergies available to us as a result of our combined organization. With our significant operating leverage, we are well positioned to take advantage of continued economic strength.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

Market Risk Position

We have exposure to a variety of market risks, including the effects of interest rates, foreign exchange rates and fuel prices.

Interest Rate Risk

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we utilize both fixed rate and variable rate financial instruments with varying maturities. At December 31, 2004, as no amounts were outstanding under our asset-based securitization agreement or revolving line of credit, all of our debt was at fixed rates.

The table below provides information regarding our interest rate risk related to fixed-rate debt as of December 31, 2004. Principal cash flows are stated in millions and weighted average interest rates are by contractual maturity. We estimate the fair value of our industrial development bonds by discounting the principal and interest payments at current rates available for debt of similar terms and maturity. The fair values of our senior notes due 2008 and contingent convertible senior notes have been calculated based on the quoted market prices at December 31, 2004. The market price for the contingent convertible senior notes reflects the combination of debt and the conversion option components of the convertible instrument. We consider the fair value of variable-rate debt to approximate the carrying amount due to the fact that the interest rates are generally set for periods of three months or less, therefore, we exclude it from the table below.

(in millions)	2005	2006	2007	2008	2009	Thereafter	Total	Fair value
Fixed-rate debt	$4.4	$—	$—	$227.5	$1.0	$406.0	$638.9	$921.2
Average interest rate	5.25%	—	—	8.22%	6.13%	4.40%

Our consolidated balance sheet at December 31, 2004 reflects $250 million contingently convertible notes classified as a current liability as our note holders had the right, at their option, to convert their notes, in whole or in part, into cash and shares of common stock as more fully described in Item 8, Debt and Financing. However, we have reflected the obligation above based on the stated maturity as we believe the likelihood of a note holder presenting their notes for conversion to be remote.

Foreign Exchange Rates

Revenue, operating expenses, assets and liabilities of our Canadian, Mexican and United Kingdom subsidiaries are denominated in local currencies, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not material to our consolidated financial position or results of operations. During 2004 we entered into two foreign currency hedges both of which matured December 31, 2004. These instruments were to effectively hedge our exposure to foreign currency fluctuations on certain intercompany debt with GPS Logistics (EU) Limited, a wholly owned subsidiary. It is expected that we will continue to hedge this exposure in 2005.

Fuel Price Volatility

Yellow Transportation, Roadway Express and New Penn currently have effective fuel surcharge programs in place. As discussed previously, these programs are well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average, national diesel fuel prices and is reset weekly, our exposure to fuel price volatility is significantly reduced.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

Yellow Roadway Corporation and Subsidiaries

(in thousands except per share data)	December 31, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$106,489	$75,166
Accounts receivable, less allowances of $22,371 and $20,839	778,596	699,142
Fuel and operating supplies	20,916	16,452
Deferred income taxes, net	66,496	23,614
Prepaid expenses	80,944	70,062

Total current assets	1,053,441	884,436

Property and Equipment:
Land	336,613	351,969
Structures	916,550	906,434
Revenue equipment	1,067,663	968,742
Technology equipment and software	181,444	154,688
Other	170,019	156,781

	2,672,289	2,538,614
Less—accumulated depreciation	(1,249,571)	(1,135,346)

Net property and equipment	1,422,718	1,403,268

Goodwill	632,141	617,313
Intangibles	468,310	467,114
Other assets	50,559	91,098

Total assets	$3,627,169	$3,463,229

Liabilities and Shareholders’ Equity
Current Liabilities:
Checks outstanding in excess of bank balances	$112,917	$101,395
Accounts payable	194,172	158,780
Wages, vacations and employees’ benefits	427,731	351,287
Claims and insurance accruals	124,060	112,005
Other current and accrued liabilities	86,459	66,473
Asset backed securitization (“ABS”) borrowings	—	71,500
Current maturities of contingently convertible notes	250,000	—
Current maturities of other long-term debt	4,400	1,757

Total current liabilities	1,199,739	863,197

Other Liabilities:
Long-term debt, less current portion	403,535	836,082
Deferred income taxes, net	319,839	298,256
Claims and other liabilities	489,865	463,609
Commitments and Contingencies
Shareholders’ Equity:
Common stock, $1 par value per share—authorized 120,000 shares, issued 51,303 and 50,146 shares	51,303	50,146
Preferred stock, $1 par value per share—authorized 5,000 shares, none issued	—	—
Capital surplus	694,504	653,739
Retained earnings	550,484	366,157
Accumulated other comprehensive loss	(33,159)	(23,167)
Unamortized equity awards	(10,479)	(567)
Treasury stock, at cost (2,066 and 2,359 shares)	(38,462)	(44,223)

Total shareholders’ equity	1,214,191	1,002,085

Total liabilities and shareholders’ equity	$3,627,169	$3,463,229

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

Yellow Roadway Corporation and Subsidiaries

For the years ended December 31

(in thousands except per share data)	2004	2003	2002
Operating Revenue	$6,767,485	$3,068,616	$2,624,148

Operating Expenses:
Salaries, wages and employees’ benefits	4,172,144	1,970,440	1,717,382
Operating expenses and supplies	1,011,864	449,825	385,522
Operating taxes and licenses	169,374	83,548	75,737
Claims and insurance	132,793	67,670	57,197
Depreciation and amortization	171,468	87,398	79,334
Purchased transportation	752,788	318,176	253,677
Losses (gains) on property disposals, net	(4,547)	(167)	425
Acquisition, spin-off and reorganization charges	—	3,124	8,010

Total operating expenses	6,405,884	2,980,014	2,577,284

Operating income	361,601	88,602	46,864

Nonoperating (Income) Expenses:
Interest expense	43,954	20,606	7,211
ABS facility charges	—	—	2,576
Interest income	(2,080)	(1,706)	(843)
Write off debt issuance costs	18,279	—	—
Other	3,785	2,888	334

Nonoperating expenses, net	63,938	21,788	9,278

Income from Continuing Operations Before Income Taxes	297,663	66,814	37,586
Income Tax Provision	113,336	26,131	13,613

Income from Continuing Operations	184,327	40,683	23,973
Income (loss) from discontinued operations, net	—	—	(117,875)

Net Income (Loss)	$184,327	$40,683	$(93,902)

Average Common Shares Outstanding—Basic	48,149	30,370	28,004

Average Common Shares Outstanding—Diluted	49,174	30,655	28,371

Basic Earnings (Loss) Per Share:
Income from continuing operations	$3.83	$1.34	$0.86
Income (loss) from discontinued operations	—	—	(4.21)

Net income (loss)	$3.83	$1.34	$(3.35)

Diluted Earnings (Loss) Per Share:
Income from continuing operations	$3.75	$1.33	$0.84
Income (loss) from discontinued operations	—	—	(4.15)

Net income (loss)	$3.75	$1.33	$(3.31)

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

Yellow Roadway Corporation and Subsidiaries

For the years ended December 31

(in thousands except per share data)	2004	2003	2002
Operating Activities:
Net income (loss)	$184,327	$40,683	$(93,902)
Noncash items included in net income (loss):
Depreciation and amortization	171,468	87,398	79,334
Deferred debt issuance cost write off	18,279	—	—
Loss from discontinued operations	—	—	117,875
Deferred income tax provision, net	17,996	25,767	1,449
Losses (gains) on property disposals, net	(4,547)	(167)	425
Changes in assets and liabilities, net:
Accounts receivable	(70,230)	(7,430)	(49,633)
Accounts receivable securitizations	—	—	(91,500)
Accounts payable	34,284	21,294	5,928
Other working capital items	41,865	(40,053)	38,468
Claims and other	30,792	23,189	14,386
Other	11,484	5,055	2,978
Net change in operating activities of discontinued operations	—	—	17,250

Net cash provided by operating activities	435,718	155,736	43,058

Investing Activities:
Acquisition of property and equipment	(201,818)	(103,327)	(86,337)
Proceeds from disposal of property and equipment	37,529	4,193	3,507
Acquisition of companies	(10,463)	(513,338)	(18,042)
Other	4,494	—	—
Net capital expenditures of discontinued operations	—	—	(24,372)

Net cash used in investing activities	(170,258)	(612,472)	(125,244)

Financing Activities:
Unsecured bank credit lines, net	—	—	(85,000)
Senior secured credit facility	—	175,000	—
ABS borrowings, net	(71,500)	21,500	—
Issuance of long-term debt	—	400,000	—
Debt issuance costs	(2,938)	(34,734)	—
Repayment of long-term debt	(175,044)	(60,342)	(44,600)
Proceeds from issuance of common stock	—	—	93,792
Dividend from subsidiary upon spin-off	—	—	113,790
Treasury stock purchases	—	(2,921)	—
Proceeds from exercise of stock options	15,859	4,685	13,704
Other	(514)	—	—

Net cash (used in) provided by financing activities	(234,137)	503,188	91,686

Net Increase In Cash and Cash Equivalents	31,323	46,452	9,500

Cash and Cash Equivalents, Beginning of Year	75,166	28,714	19,214

Cash and Cash Equivalents, End of Year	$106,489	$75,166	$28,714

Supplemental Cash Flow Information:
Income taxes paid, net	$85,316	$15,957	$8,272
Interest paid	59,044	13,498	11,518
Issuance of common stock for Roadway acquisition	—	583,883	—

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

Yellow Roadway Corporation and Subsidiaries

For the years ended December 31

(in thousands except per share data)	2004	2003	2002
Common Stock
Beginning balance	$50,146	$31,825	$31,028
Exercise of stock options	766	279	737
Issuance of equity awards, net	428	—	—
Issuance of common stock for Roadway acquisition	—	18,038	—
Other	(37)	4	60

Ending balance	51,303	50,146	31,825

Capital Surplus
Beginning balance	653,739	80,610	41,689
Exercise of stock options, including tax benefits	19,634	5,749	15,296
Issuance of equity awards, net	16,162	—	—
Issuance of common stock for Roadway acquisition	—	565,845	—
Employer contribution to 401(k) plan	4,867	—	—
Equity offering and other	102	1,535	23,625

Ending balance	694,504	653,739	80,610

Retained Earnings
Beginning balance	366,157	325,474	537,496
Stock dividend to SCST shareholders	—	—	(118,120)
Net income (loss)	184,327	40,683	(93,902)

Ending balance	550,484	366,157	325,474

Accumulated Other Comprehensive Loss
Beginning balance	(23,167)	(35,596)	(6,252)
Minimum pension liability adjustment, net of tax	(16,761)	10,548	(30,848)
Foreign currency translation adjustments, net of tax	6,769	386	73
Fair value of interest rate swaps, net of tax	—	1,495	1,431

Ending balance	(33,159)	(23,167)	(35,596)

Unamortized Equity Awards
Beginning balance	(567)	(1,053)	—
Issuance of equity awards, net	(16,128)	—	(1,458)
Amortization of equity awards	6,216	486	405

Ending balance	(10,479)	(567)	(1,053)

Treasury Stock, At Cost
Beginning balance	(44,223)	(41,302)	(112,972)
Treasury stock purchases	—	(2,921)	—
Employer contribution to 401(k) plan	5,761	—	—
Equity offering—reissuance of treasury stock	—	—	71,670

Ending balance	(38,462)	(44,223)	(41,302)

Total Shareholders’ Equity	$1,214,191	$1,002,085	$359,958

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF COMPREHENSIVE INCOME

Yellow Roadway Corporation and Subsidiaries

For the years ended December 31

(in thousands except per share data)	2004	2003	2002
Net income (loss)	$184,327	$40,683	$(93,902)

Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	(16,761)	10,548	(30,848)
Foreign currency translation adjustments	6,769	386	73
Fair value of interest rate swaps	—	1,495	1,431

Other comprehensive income (loss)	(9,992)	12,429	(29,344)

Comprehensive income (loss)	$174,335	$53,112	$(123,246)

The notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Yellow Roadway Corporation and Subsidiaries

Description of Business

Yellow Roadway Corporation (also referred to as “Yellow Roadway,” “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of asset and non-asset-based transportation services. Yellow Roadway Technologies, Inc., a captive corporate resource, provides innovative technology solutions and services exclusively for Yellow Roadway companies. Our operating subsidiaries include the following:

•	Yellow Transportation, Inc. (“Yellow Transportation”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. Approximately 40 percent of Yellow Transportation shipments are completed in two days or less.

•	Roadway Express, Inc. (“Roadway Express”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through regionalized management and customer facing organizations. Approximately 30 percent of Roadway Express shipments are completed in two days or less. Roadway Express owns 100 percent of Reimer Express Lines Ltd. (“Reimer”), located in Canada, that specializes in shipments into, across and out of Canada.

•	Roadway Next Day Corporation is a holding company focused on business opportunities in the regional and next-day delivery lanes. Roadway Next Day Corporation owns 100 percent of New Penn Motor Express, Inc. (“New Penn”), which provides regional, next-day ground services through a network of facilities located in the Northeastern United States (“U.S.”), Quebec, Canada and Puerto Rico.

•	Meridian IQ, Inc. (“Meridian IQ”) is a non-asset-based global transportation management company that plans and coordinates the movement of goods throughout the world, providing customers a faster return on investment, more efficient supply-chain processes and a single source for transportation management solutions.

On December 11, 2003, we successfully closed the acquisition of Roadway Corporation (“Roadway”). Roadway became Roadway LLC (“Roadway Group”) and a subsidiary of Yellow Roadway. Consideration for the acquisition included approximately $494 million in cash and approximately 18.0 million shares of Yellow Roadway common stock for a total purchase price of approximately $1.1 billion. The Roadway Group has two operating segments, Roadway Express and New Penn.

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

Accounting policies refer to specific accounting principles and the methods of applying those principles to fairly present our financial position and results of operations in accordance with generally accepted accounting principles. The policies discussed below include those that management has determined to be the most appropriate in preparing our financial statements and are not otherwise discussed in a separate note.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly liquid investments purchased with maturities of three months or less.

Concentration of Credit Risks and Other

We sell services and extend credit based on an evaluation of the customer’s financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor our exposure for credit losses and maintain allowances for anticipated losses.

At December 31, 2004, approximately 80 percent of our labor force is subject to collective bargaining agreements that expire in 2008.

Revenue Recognition

For shipments in transit, Yellow Transportation, Roadway Express and New Penn record revenue based on the percentage of service completed as of the period end and accrue delivery costs as incurred. In addition, Yellow Transportation, Roadway Express and New Penn recognize revenue on a gross basis because the entities are the primary obligors even when they use other transportation service providers who act on their behalf. Yellow Transportation, Roadway Express and New Penn remain responsible to their customers for complete and proper shipment, including the risk of physical loss or damage of the goods and cargo claims issues. We assign pricing to bills of lading at the time of shipment based primarily on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. At various points throughout our process, incorrect ratings could be identified based on many factors, including weight verifications or updated customer discounts. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. We accrue a reserve for rerating based on historical trends.

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

Foreign Currency

Our functional currency is the U.S. dollar, whereas, our foreign operations utilize the local currency as their functional currency. Accordingly, for purposes of translating foreign subsidiary financial statements to the U.S. dollar reporting currency, assets and liabilities of our foreign operations are translated at the fiscal year end exchange rates and income and expenses are translated at the average exchange rates for the fiscal year. Foreign currency gains and losses resulting from foreign currency transactions are included in consolidated operations in the year of occurrence.

Financial and Derivative Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximates their fair value due to the short-term nature of these instruments.

Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires companies to recognize all derivative financial instruments as either assets or liabilities at their fair value. In December 2000, we entered into a three-year interest rate swap agreement (“the swap”) to hedge a portion of our variable rate debt, and in December 2003 the swap expired. This swap was designated and qualified as a cash flow hedge, accordingly the effective portion of the gain or loss on the swap was reported as a component of other comprehensive income and reclassified into earnings in the same periods during which the hedged transaction affected earnings. As a result of the swap, we recorded immaterial gains in 2003 and 2002 in other net nonoperating expense representing the ineffectiveness of the correlation between the hedge and the asset-based securitization facility financing rate. At December 31, 2002, accumulated other comprehensive loss included a $1.5 million unrealized loss on the interest rate contract. We recognized the differential paid under the contract designated as a hedge as adjustments to interest expense. These adjustments approximated $2.4 million in 2003 and $2.1 million in 2002 in additional interest expense.

During 2004 we entered into two forward contracts to hedge our exposure to foreign currency risk related to an intercompany note between a United States subsidiary and a United Kingdom subsidiary. These contracts expired December 31, 2004 and did not have a material impact to our operations.

Claims and Insurance Accruals

Claims and insurance accruals, both current and long-term, reflect the estimated cost of claims for workers’ compensation, cargo loss and damage, and property damage and liability that insurance does not cover. We include these costs in “claims and insurance” expense except for workers’ compensation, which is included in “salaries, wages, and employees’ benefits.”

We base reserves for workers’ compensation and property damage and liability claims primarily upon actuarial analyses that independent actuaries prepare. These reserves are discounted to present value using a risk-free rate at the date of occurrence. The risk-free rate is the U.S. Treasury rate for maturities that match the expected payout of such claims. The process of determining reserve requirements utilizes historical trends and involves an evaluation of accident frequency and severity, claims management, changes in health care costs, and certain future administrative costs. The effect of future inflation for costs is implicitly considered in the actuarial analyses. Adjustments to previously established reserves are included in operating results. At December 31, 2004 and 2003, estimated future payments related to these claims aggregated $348.7 million and $336.8 million, respectively. The present value of these estimated future payments was $300.7 million at December 31, 2004 and $279.2 million at December 31, 2003. Through 2003, Yellow Transportation internally managed the administrative portion of claims handling for self-insurance on workers’ compensation and property damage and liability claims. As a result of an initiative to begin outsourcing these functions, we recorded a one-time charge in 2003 of $14.6 million for the liability associated with future claims handling costs related to existing claims.

Stock-Based Compensation

Yellow Roadway has various stock-based employee compensation plans, which are described more fully in the Stock Compensation Plans note. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as amended (“APB 25”). We do not reflect compensation costs in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Option Value Information

We estimated the pro forma calculations in the table below using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Dividend yield	—%	—%	—%
Expected volatility	45.2%	46.7%	39.0%
Risk-free interest rate	2.6%	1.9%	2.6%
Expected option life (years)	3.6	3.0	3.0
Fair value per option	$12.61	$8.41	$7.81

Pro Forma Information

The following table illustrates the effect on income from continuing operations, net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). As our options vest ratably over stated periods, we recognize the related expense herein on a straight line basis.

(in millions except per share data)	2004	2003	2002
Net income (loss)—as reported	$184.3	$40.7	$(93.9)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.6)	(2.1)	(1.4)

Pro forma net income (loss)	$182.7	$38.6	$(95.3)

Basic earnings (loss) per share:
Income from continuing operations—as reported	$3.83	$1.34	$0.86
Income from continuing operations—pro forma	3.80	1.27	0.81
Net income (loss)—as reported	3.83	1.34	(3.35)
Net income (loss)—pro forma	3.80	1.27	(3.40)

Diluted earnings (loss) per share:
Income from continuing operations—as reported	$3.75	$1.33	$0.84
Income from continuing operations—pro forma	3.72	1.26	0.79
Net income (loss)—as reported	3.75	1.33	(3.31)
Net income (loss)—pro forma	3.72	1.26	(3.36)

Property and Equipment

Yellow Roadway carries property and equipment at cost less accumulated depreciation. We compute depreciation using the straight-line method based on the following service lives:

Years
Structures	10 – 40
Revenue equipment	5 – 14
Technology equipment and software	3 – 5
Other	3 – 10

We charge maintenance and repairs to expense as incurred, and capitalize replacements and improvements when these costs extend the useful life of the asset.

Our investment in technology equipment and software consists primarily of advanced customer service and freight management equipment and related software. We capitalize certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software, payroll, and payroll-related costs for employees directly associated with the project. For the years ended December 31, 2004, 2003 and 2002 we capitalized $7.3 million, $3.3 million, and $1.3 million, respectively, which were primarily payroll and payroll-related costs.

For the years ended December 31, 2004, 2003, and 2002, depreciation expense was $158.1 million, $85.8 million, and $78.9 million, respectively.

Impairment of Long-Lived Assets

If facts and circumstances indicate that the carrying value of identifiable amortizable intangibles and property, plant and equipment may be impaired, we would perform an evaluation of recoverability in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If an evaluation were required, we would compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write-down is required.

Acquisition, Spin-off and Reorganization Charges

There were no acquisition, spin-off or reorganization charges during the year ended December 31, 2004. Acquisition charges of $3.1 million in 2003 related mostly to marketing and promotional expenses primarily for the acquisition of Roadway Corporation. Spin-off charges of $6.9 million in 2002 included bank fees and external legal and accounting services due to the spin-off of SCST. Reorganization costs of $1.0 million in 2002 were primarily associated with the reorganization of Yellow Transportation and Transportation.com. These charges included employee separation, lease termination and rent costs.

Acquisitions

In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), Yellow Roadway allocates the purchase price of its acquisitions to the tangible and intangible assets and liabilities of the acquired entity based on their fair values. We record the excess purchase price over the fair values as goodwill. The fair value assigned to intangible assets acquired is based on valuations that independent third party appraisal firms prepared using estimates and assumptions provided by management. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we do not amortize goodwill and intangible assets with indefinite useful lives but review these assets at least annually for impairment. We would recognize impairment loss to the extent that the carrying amount exceeds the assets’ fair value. Intangible assets with estimatable useful lives are amortized on a straight-line basis over their respective useful lives.

Roadway Corporation

On December 11, 2003, we closed the acquisition of Roadway. Consideration for the acquisition included approximately $494.0 million in cash and approximately 18.0 million shares of Yellow Roadway common stock, based on an exchange ratio of 1.752 and an average price per share of $31.51 (subject to proration and allocation provisions), for a total purchase price of approximately $1.1 billion. The purchase price also included approximately $19 million for investment banking, legal and accounting fees that Yellow Roadway incurred to consummate the acquisition, resulting in total cash consideration of $513 million. We recorded the net assets at their estimated fair values and included operating results in our financial statements from the date of acquisition. We allocated the purchase price at December 31, 2003, on a preliminary basis using information then available. The allocation of the purchase price to the assets and liabilities acquired was finalized in the fourth quarter of 2004 including receipt of an independent valuation. The final purchase price allocation is shown below and resulted in $5.9 million increase to goodwill from our preliminary allocation.

Prior to the acquisition, Roadway had agreements in place with key management personnel that would require Roadway to pay specific amounts to those individuals upon a change in control of the entity. On December 11, 2003, in conjunction with the closing of the transaction, Roadway paid $15.9 million to the individuals covered by the agreement that would not be joining the new Yellow Roadway organization. This amount was expensed in the pre-acquisition financial statements of Roadway Corporation. The remaining amount covered under the agreement of $10.6 million was placed in a trust account for possible payment to the three individuals that remain Roadway employees. If any of these individuals are terminated within two years of the effective date of the acquisition and the applicable conditions of their respective agreements are met, they would receive the agreed to payments, and we would recognize an expense for those payments at the time of the triggering event. If termination does not occur by December 2005, the funds will be released from restriction and reclassified from prepaid expenses to cash on our Consolidated Balance Sheet.

In connection with the acquisition, we incurred $12.0 million of restructuring costs as a result of severance (administrative, sales and operations personnel) and contract terminations. We have recognized such costs as a liability assumed as of the acquisition date, resulting in additional goodwill. These restructuring costs consisted of $10.5 million of employee termination (including wages, health benefits and outplacement services) for approximately 800 employees and $1.5 million for contract terminations. All of these restructuring items were effectuated within one year of the acquisition in accordance with purchase accounting requirements. During the year ended December 31, 2004, we paid $7.7 million of restructuring costs resulting in a $4.3 million accrued liability at December 31, 2004.

The final purchase price allocation was as follows:

(in millions)
Cash and cash equivalents	$106.3
Accounts receivable	365.7
Other current assets	19.7
Property, plant and equipment	805.8
Other long-term assets	32.2
Intangible assets	470.7
Goodwill	603.0
Accounts payable and other current liabilities	(519.6)
Long-term debt ($225.0 million principal)	(249.2)
Deferred income taxes, net	(218.8)
Other long-term liabilities	(317.5)

Total purchase price	$1,098.3

Intangible Assets

Of the $470.7 million that we allocated to intangible assets, $344.7 million was assigned to the Roadway and New Penn trade names, which are not subject to amortization. Of the remaining value, $110.0 million and $16.0 million were assigned to customer relationships and software related assets, respectively. We assigned the customer relationships and software assets a weighted average life of 17 years and 3 years, respectively.

Goodwill

In considering the acquisition of Roadway, we based our proposed purchase price on the increased value that the combined Yellow Roadway organization could provide to its investors, customers and employees. This value can be attributed to our increased scale and ability to compete in a highly competitive domestic and global transportation marketplace, the reputation and recognition of the distinct brands, and the service capabilities and technologies of both companies. We recorded $602.9 million in goodwill as part of the acquisition, allocating $544.3 million to Roadway Express and $58.6 million to New Penn. Of the total goodwill recorded, the amount that may be deductible for tax purposes is not material to our results of operations.

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

(in millions except per share data)	2003	2002
Operating revenue	$6,120.8	$5,637.9
Income from continuing operations	38.1	43.6
Net income (loss)	38.0	(70.5)
Diluted earnings (loss) per share:
Income from continuing operations	0.79	0.94
Net income (loss)	0.79	(1.51)

GPS Logistics, Inc.

In February 2004, MIQ LLC (formerly known as Yellow GPS), a subsidiary of Meridian IQ, exercised and closed its option to purchase GPS Logistics (EU) Limited MIQ LLC made a payment of $7.6 million ($6.4 million, net of cash acquired), which is subject to upward and downward adjustments based on the financial performance of GPS Logistics (EU) Limited. The initial payment plus acquisition expenses of $0.3 million were allocated as follows: $3.3 million to goodwill, $3.2 million to amortizable intangible assets, and $1.4 million to miscellaneous assets and liabilities. The results of GPS Logistics (EU) Limited have been included in our financial statements since the date of acquisition. The pro forma effect of this acquisition is not material to our results of operations.

In September 2004, MIQ LLC paid an additional $3.7 million to the former owner of GPS Logistics (EU) Limited, which represented a hold back payment in accordance with the terms of the February 2004 transaction. This amount has been allocated to goodwill in the accompanying financial statements. In February 2006 a final computation will be performed to determine if any additional purchase price is required. Any earn out payments will be determined based on the twelve month periods ended February 28, 2007 and 2008 operating results.

MIQ LLC is also subject to earn out payments related to the August 2003 acquisition of the U.S. assets of GPS Logistics, Inc. This amount, if any, is limited to $3.5 million and will be determined annually based on certain operating results for the fiscal years ending December 31, 2004 through 2006.

MIQ LLC also has an option to acquire the Asian business of GPS Logistics Group Ltd. (not previously acquired) at a price that varies with the performance of that business. If MIQ LLC does not exercise the Asian option, it will be required to pay a deferred option price to the shareholders of GPS Logistics Group Ltd.

Clicklogistics, Inc. and MegaSys, Inc.

In the third quarter of 2002, Meridian IQ acquired selected assets, consisting primarily of customer contracts, of Clicklogistics, Inc. (“Clicklogistics”) for nominal cash consideration. Clicklogistics provided non-asset transportation and logistics management services. In that same period, Meridian IQ completed the acquisition of MegaSys, Inc. (“MegaSys”), a Greenwood, Indiana based provider of non-asset transportation and logistics management services, for approximately $17 million. The acquisition price primarily related to $9.3 million of goodwill and $7.1 million of identifiable intangible assets.

Goodwill and Intangibles

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. In accordance with SFAS No. 142, we review goodwill at least annually for impairment based on a fair value approach. During the fourth quarter of 2004, we completed our annual impairment testing of goodwill and tradenames, which are deemed to have indefinite lives, and determined there was no impairment.

The following table shows the changes in the carrying amount of goodwill attributable to each segment:

(in millions)	Roadway Express	New Penn	Meridian IQ	Total
Balances at December 31, 2002	$—	$—	$20.5	$20.5
Goodwill resulting from acquisition	474.7	122.3	—	597.0
Changes in foreign currency exchange rates	(0.2)	—	—	(0.2)

Balances at December 31, 2003	474.5	122.3	20.5	617.3
Final purchase price allocation adjustment	69.6	(63.7)	—	5.9
Goodwill resulting from acquisition	—	—	7.4	7.4
Change in foreign currency exchange rates	1.1	—	0.4	1.5

Balances at December 31, 2004	$545.2	$58.6	$28.3	$632.1

The components of amortizable intangible assets are as follows at December 31:

	Weighted Average Life (years)	2004		2003
(in millions)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	17	$118.2	$9.0	$117.4	$1.3
Marketing related	6	1.0	0.4	0.7	0.2
Technology based	3	17.5	6.1	17.1	0.6

Intangible assets		$136.7	$15.5	$135.2	$2.1

Total marketing related intangible assets with indefinite lives, primarily tradenames, were $346.9 million and $334.1 million as of December 31, 2004 and 2003, respectively. During 2004 these amounts were impacted by final purchase price allocation adjustments of $11.2 million and changes in foreign currency exchange rates of $1.7 million. These intangible assets are not subject to amortization, but are subjected to the impairment test previously discussed.

Amortization expense for intangible assets, as reflected in income from continuing operations, was $13.4 million and $1.6 million for the years ending December 31, 2004 and 2003, respectively. Estimated amortization expense for the next five years is as follows:

(in millions)	2005	2006	2007	2008	2009
Estimated amortization expense	$13.2	$12.8	$7.9	$7.5	$7.3

Employee Benefits

Pension and Other Postretirement Benefit Plans

Qualified and Nonqualified Defined Benefit Pension Plans

With the exception of Meridian IQ, New Penn and Reimer, Yellow Roadway and its operating subsidiaries sponsor qualified and nonqualified defined benefit pension plans for most employees not covered by collective bargaining agreements (approximately 10,000 employees). Qualified and nonqualified pension benefits are based on years of service and the employees’ covered earnings. Employees covered by collective bargaining agreements participate in various multi-employer pension plans to which Yellow Roadway contributes, as discussed later in this section. Meridian IQ and New Penn do not offer defined benefit pension plans and instead offer retirement benefits through either contributory 401(k) savings plans or profit sharing plans, as discussed later in this section. Effective January 1, 2004, all new U.S. – salaried nonunion employees (except those currently participating in other profit sharing plans) and all Meridian IQ employees participate in a new defined contribution retirement plan. The existing Yellow Roadway defined benefit pension plans are closed to new participants.

Our funding policy is to target contributions at the minimum required tax-deductible contribution for the year while taking into consideration each plan’s funded status, any variable Pension Benefit Guarantee Corporation premiums and the outlooks for required funding. Our actuarial valuation measurement date for our principal pension plans and postretirement benefit plan is December 31.

Other Postretirement Benefit Plan

Roadway LLC sponsors a postretirement healthcare benefit plan that covers nonunion employees of Roadway hired before February 1, 1997. Health care benefits under this plan end when the participant attains age 65.

Definitions

We have defined the following terms to provide a better understanding of our pension and other postretirement benefits:

Projected benefit obligation: The projected benefit obligation is the present value of future benefits to employees attributed to service as of the measurement date, including assumed future salary increases through retirement.

Plan assets: Represents the assets currently invested in the plans. Assets used in calculating the funded status are measured at the current market value at December 31.

Funded status: The funded status represents the difference between the projected benefit obligation and plan assets.

Net amount recognized: The net amount recognized represents the amount accrued by Yellow Roadway for pension costs.

Unfunded accumulated benefit obligation: The accumulated benefit obligation is the present value of future benefits attributed to service as of the measurement date, assuming no future salary growth. The unfunded accumulated benefit obligation represents the difference between the accumulated benefit obligation and the plan assets.

Accumulated postretirement benefit obligation: The accumulated postretirement benefit obligation is the present value of other postretirement benefits to employees attributed to service as of the measurement date.

Funded Status

The following table sets forth the plans’ funded status:

	Pension Benefits		Other Postretirement Benefits(a)
(in millions)	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at prior year end	$915.2	$417.7	$53.1	$—
Service cost	39.2	17.4	0.8	0.1
Interest cost	57.1	27.8	2.2	0.2
Plan amendment	0.2	0.1	(15.0)	—
Participant contributions	—	—	0.7	—
Benefits paid	(45.4)	(17.6)	(3.0)	(0.1)
Foreign exchange rate loss	0.4	0.6	—	—
Acquisition of Roadway	—	457.2	—	52.9
Actuarial (gain) loss	81.2	12.0	(0.9)	—

Benefit obligation at year end	$1,047.9	$915.2	$37.9	$53.1

Change in plan assets:
Fair value of plan assets at prior year end	$614.7	$248.7	$—	$—
Actual return on plan assets	60.4	66.6	—	—
Employer contributions	43.0	35.6	2.3	0.1
Participant contributions	—	—	0.7	—
Benefits paid	(45.4)	(17.6)	(3.0)	(0.1)
Foreign exchange rate loss	0.6	0.8	—	—
Acquisition of Roadway	—	280.6	—	—

Fair value of plan assets at year end	$673.3	$614.7	$—	$—

Funded status:
Funded status	$(374.6)	$(300.6)	$(37.9)	$(53.1)
Unrecognized prior service cost	11.1	12.3	—	—
Unrecognized net actuarial (gain) loss	162.8	94.2	(0.9)	—

Net amount recognized	$(200.7)	$(194.1)	$(38.8)	$(53.1)

(a)	Other postretirement benefits are shown for the period from the date of the Roadway acquisition through December 31, 2003. Prior to the acquisition we did not provide these benefits.

As a part of our acquisition of Roadway LLC, certain changes were made to the post retirement benefit plan available to certain Roadway LLC employees. These plan changes revised the cost sharing structure between the employer and the different employee groups. The reduction to the liability of $15.0 million was recognized in purchase accounting.

Benefit Plan Obligations

Amounts recognized for the benefit plan liabilities in the Consolidated Balance Sheets at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2004	2003	2004	2003
Prepaid benefit cost	$7.4	$7.2	$—	$—
Accrued benefit costs	(278.9)	(246.4)	(38.8)	(53.1)
Intangible asset	11.1	12.3	—	—
Accumulated other comprehensive loss (pretax)	59.7	32.8	—	—

Net amount recognized	$(200.7)	$(194.1)	$(38.8)	$(53.1)

Weighted average actuarial assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of increase in compensation levels	3.76%	3.87%	—	—

Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

(in millions)	2004	2003
Projected benefit obligation	$1,041.6	$910.1
Accumulated benefit obligation	889.3	769.7
Fair value of plan assets	663.6	605.9

The total accumulated benefit obligation for all plans was $894.3 million and $773.9 million at December 31, 2004 and 2003, respectively.

Accumulated other comprehensive loss

The components of accumulated other comprehensive loss at December 31 are as follows:

(in millions)	2004	2003	2002
Balance at beginning of year	$32.8	$48.0	$—
Current period change	26.9	(15.2)	48.0

Balance at end of year, before tax	$59.7	$32.8	$48.0
Tax expense	(22.6)	(12.5)	(17.2)

Balance at end of year, net of tax	$37.1	$20.3	$30.8

Future Contributions and Benefit Payments

We expect to contribute approximately $49.2 million to our pension plans in 2005.

Expected benefit payments for each of the next five years ended December 31 are as follows:

(in millions)	2005	2006	2007	2008	2009	2010-2014
Expected benefit payments	$34.8	$37.9	$42.8	$49.8	$54.4	$385.6

Pension and Other Postretirement Costs

The components of our net periodic pension cost for the years ended December 31, 2004, 2003 and 2002, and other postretirement costs for the year ended December 31, 2004 and the period from date of acquisition through December 31, 2003, were as follows:

	Pension Costs			Other Post- retirement Costs
(in millions)	2004	2003	2002	2004	2003
Service cost	$39.2	$17.4	$15.8	$0.8	$0.1
Interest cost	57.1	27.9	25.6	2.2	0.2
Expected return on plan assets	(53.0)	(28.1)	(25.1)	—	—
Amortization of net transition obligation	—	(1.4)	(2.4)	—	—
Amortization of prior service cost	1.4	1.4	1.4	—	—
Amortization of net loss	5.5	2.1	—	—	—

Net periodic pension cost	$50.2	$19.3	$15.3	$3.0	$0.3

Weighted average assumptions for the years ended December 31:
Discount rate	6.25%	6.75%	7.25%	6.25%	6.25%
Rate of increase in compensation levels	3.77%	4.50%	4.50%	—	—
Expected rate of return on assets	8.75%	9.00%	9.00%	—	—

We believe our 2004 expected rate of return of 8.75 percent is appropriate based on our historical experience in this investment portfolio as well as a review of other objective indices. Although plan investments are subject to short-term market volatility, we believe they are well diversified and closely managed. Our asset allocation as of December 31, 2004 consisted of 68 percent in equities and 32 percent in fixed-income securities. This allocation is consistent with the long-term asset allocation for the plans. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately.

Target asset allocations are as follows:

	Yellow Plans	Roadway Plans
Small-cap U.S. equities	10.0%	10.0%
Large-cap U.S. equities	40.0%	37.0%
International equities	15.0%	22.0%
Fixed-income securities	35.0%	31.0%

Total	100.0%	100.0%

Other Postretirement Benefit Plans

Assumed health care cost trend rates at December 31 are as follows:

	2004	2003
Health care cost trend used in the current year	10.5%	11.5%
Health care cost trend rate assumed for next year	10.0%	10.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2010	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. The policy of Roadway LLC regarding the management of health care costs passes the increase beyond a fixed threshold to the plan participants. As a result, a one percentage point increase in the assumed health care cost trend rate would have no effect on the accumulated postretirement benefit obligation or the service and the interest cost components.

A one-percentage-point decrease in assumed health care cost trend rates would have the following effects:

(in millions)	2004
Effect on total of service and interest cost	$2.7
Effect on postretirement benefit obligation	2.5

The estimated employer contributions during the year ended December 31, 2005 are approximately $3.2 million.

Expected benefit payments for each of the next five years ended December 31 are as follows:

(in millions)	2005	2006	2007	2008	2009	2010-2014
Expected benefit payments	$3.2	$3.5	$3.8	$3.9	$4.2	$23.2

Multi-Employer Plans

Yellow Transportation, Roadway Express and New Penn contribute to approximately 90 separate multi-employer health, welfare and pension plans for employees covered by collective bargaining agreements (approximately 80 percent of total employees). The largest of these plans, the Central States Southeast and Southwest Areas Pension Plan (the “Central States Plan”) provides retirement benefits to approximately 53 percent of our total employees. The amounts of these contributions are determined by contract and established in the agreements. The health and welfare plans provide health care and disability benefits to active employees and retirees. The pension plans provide defined benefits to retired participants. We recognize as net pension cost the required contribution for the period and recognize as a liability any contributions due and unpaid.

Yellow Roadway contributed and charged to expense the following amounts to these plans for the years ended December 31:

(in millions)	2004	2003	2002
Health and welfare	$421.4	$195.7	$156.1
Pension	378.0	178.6	159.0

Total	$799.4	$374.3	$315.1

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

Yellow Transportation, Roadway Express and New Penn each have collective bargaining agreements with their unions that stipulate the amount of contributions each company must make to union-sponsored, multi-employer pension plans. The Internal Revenue Code (the “Code”) and related regulations establish minimum funding requirements for these plans. Under recent legislation, qualified multi-employer plans are permitted to exclude certain recent investment losses from the minimum funding formula through 2005. The Central States Plan, in particular, has informed us that its recent investment performance has adversely affected its funding levels and that the plan is seeking corrective measures to address its funding. During the benefit period of the recent legislation, the Central States Plan is expected to meet the minimum funding requirements. In the unlikely event that the Central States Plan does not elect to receive the benefit of the legislation, the Company believes that the plan would not meet the minimum funding requirements that the Code and related regulations require. If any of these multi-employer pension plans, including the Central States Plan, fails to meet minimum funding requirements and the trustees of such a plan are unable to obtain a waiver of the requirements or certain changes in how the applicable plan calculates its funding level from the Internal Revenue Service (“IRS”) or reduce pension benefits to a level where the requirements are met, the IRS could impose an excise tax on all employers participating in these plans. To avoid these taxes, contributions in excess of our contractually agreed upon rates could be required to correct the funding deficiency. If an excise tax were imposed on the participating employers or additional contributions required, it could have a material adverse impact on the financial results of Yellow Roadway.

401(k) Savings Plans and Profit Sharing Plans

Yellow Roadway and its operating subsidiaries sponsor defined contribution plans, primarily for employees not covered by collective bargaining agreements. The plans principally consist of contributory 401(k) savings plans and noncontributory profit sharing plans. The Yellow Roadway contributory 401(k) savings plan consists of both a fixed matching percentage and a discretionary amount. The maximum nondiscretionary company match for the Yellow Roadway plan is equal to 25 percent of the first six percent in cash and 25 percent of the first six percent in Yellow Roadway common stock, for a total match of 50 percent of the first six percent of before-tax participant contributions. Any discretionary contributions for the Yellow Roadway 401(k) savings plan are determined annually by the Board of Directors and may be in the form of cash, stock or other property. Effective December 31, 2003, Meridian IQ terminated its 401(k) savings plan and began participating in the Yellow Roadway plan. Prior to its merger into the Yellow Roadway 401(k) savings plan effective December 31, 2004, the Roadway LLC 401(k) savings plan provided for a maximum nondiscretionary company match of 100 percent of the first four and a half percent of participant contributions (either before-tax or after-tax contributions), with all nondiscretionary company matching contributions in stock. Any discretionary contributions for the Roadway LLC 401(k) savings plan were determined annually and if made, would be in stock. Employer contributions for the year ended December 31, 2004 were $13.7 million. Employer contributions for each of the two years in the period ended December 31, 2003, were not material to our operations.

For the Yellow Roadway noncontributory profit sharing plan, which was established effective January 1, 2004, the nondiscretionary company contribution is based on years of participation service and compensation, with a maximum fixed contribution of 5 percent of compensation for more than ten years of participation service. The Yellow Roadway profit sharing plan also provides for a discretionary performance based contribution of a maximum of 2½ percent of compensation. Any discretionary contributions are determined annually by the Board of Directors. Contributions under the Yellow Roadway profit sharing plan may be made in cash or other property, as determined by the Board of Directors, and nondiscretionary contributions will generally be made in cash. New Penn provides a noncontributory profit sharing plan for employees not covered by collective bargaining agreements. Any contributions are discretionary employer contributions. Employer contributions to our profit sharing plans in 2004 totaled $2.2 million. Amounts for the two years ended December 31, 2003 were not material to our operations.

Our employees covered under collective bargaining agreements may also participate in a contributory 401(k) plan. We do not make employer contributions to the plan on their behalf.

Performance Incentive Awards

Yellow Roadway and its operating subsidiaries each provide annual performance incentive awards to nonunion employees, which are based primarily on actual operating results achieved compared to targeted operating results, and are paid in cash. Income from continuing operations in 2004, 2003, and 2002 included performance incentive expense for nonunion employees of $110.4 million, $27.6 million, and $15.6 million, respectively. We pay annual performance incentive awards primarily in the first quarter of the following year, except for Roadway Express who pays awards quarterly.

Performance Based Long-Term Incentive Plan

We implemented a long-term incentive plan in 2002 and replaced it in 2004 with a new long-term incentive and equity award plan. These plans replaced the use of stock options as the exclusive vehicle for delivering long-term incentive compensation potential to certain executive officers. Awards under the plans can be made in cash and performance share units at the discretion of the Board of Directors.

During the year ended December 31, 2004, we recorded the issuance of 436,747 share units to certain executive officers, key employees and our Board of Directors under these plans. The weighted-average grant-date fair value of these awards was $38.43 per unit. According to the plan provisions, the share units provide the holders the right to receive one share of common stock upon vesting of one share unit. With respect to 177,721 units awarded, the vesting provision states that fifty percent of the awarded performance share units will vest three years from the date of grant and the remaining 50 percent will vest six years from the date of grant. Vesting for 133,309 units is 100 percent on the third anniversary of the date of grant, 41,147 vest ratably over three years and 84,570 vest ratably over one year. During the year ended December 31, 2004, 8,588 share units at a weighted-average grant date fair value of $30.75 were forfeited resulting in 428,159 share units outstanding ($38.58 weighted-average grant date fair value) at December 31, 2004.

Income from continuing operations in 2004, 2003 and 2002 included performance incentive expense under these plans of $16.3 million, $5.4 million and $2.0 million, respectively.

Debt and Financing

At December 31, total debt consisted of the following in order of seniority:

(in millions)	2004	2003
ABS borrowings, secured by accounts receivable	$—	$71.5
Term loan	—	175.0
Senior notes due 2008	244.0	248.9
Industrial development bonds, primarily secured by related facilities	13.9	13.9
Contingent convertible senior notes	400.0	400.0
Capital leases and other	—	0.1

Total debt	$657.9	$909.4
ABS borrowings	—	(71.5)
Current maturities	(254.4)	(1.8)

Long-term debt	$403.5	$836.1

Variable-Rate Debt

In September 2004, we replaced our previous $375 million secured credit agreement with a new $500 million unsecured credit agreement. This new facility provides a revolving loan up to the maximum limit of $500 million offset by any letters of credit outstanding, which are limited to $375 million. The revolving loan allows for tranches denominated in foreign currencies, including a $50 million Canadian dollar tranche and a $10 million euro/pound sterling tranche. Any borrowings under the foreign denominated tranches reduce the available borrowings under the total facility. As of December 31, 2004, no amounts were outstanding under this agreement.

Our interest rate on the unsecured credit agreement is based on the London inter-bank offer rate (“LIBOR”) plus a fixed spread. We are also required to pay certain commitment fees on the total capacity and the fixed spread plus fronting fees related to the outstanding letters of credit. In accordance with the terms of the agreement, we must comply with certain financial covenants primarily relating to our leverage ratio, fixed charges coverage ratio and minimum net worth. As of December 31, 2004, we were in compliance with all terms of the agreement.

At the time of our refinancing, we had a $75 million term loan outstanding under our previous secured credit facility. We borrowed under our ABS facility (discussed below) to repay that term loan amount. As of December 31, 2004, we were not drawn on the new unsecured credit facility but have issued certain letters of credit which serve primarily as collateral for our self-insurance programs, mainly in the areas of workers’ compensation, property damage and liability claims. Collateral requirements for letters of credit and surety bonds, an alternative form of self-insurance collateral, fluctuate over time with general conditions in the insurance market. In conjunction with the refinancing, we wrote off $18.3 million of deferred debt issuance costs associated with the secured credit facility. We incurred approximately $2.0 million of costs associated with the new unsecured credit facility which have been capitalized and will be recognized over the debt term. The facility matures in September 2009.

We also maintain an asset-backed securitization (ABS) facility that provides us with additional liquidity and lower borrowing costs through access to the asset-backed commercial paper market. By using the ABS facility, we obtain a variable rate based on the A1/P1 commercial paper rate, plus a fixed increment for utilization. We also pay certain administration fees that are paid regardless of borrowings. The ABS facility allows us to transfer an ongoing pool of receivables to a conduit administered by an independent financial institution (“the conduit”). In May 2004, we replaced our then existing ABS facility with a new ABS facility. The new ABS facility involved receivables of Yellow Transportation and Roadway Express and had an increased limit of $300 million, up from the previous limit of $200 million. In September 2004 we again modified our existing ABS facility, increasing the limit to $450 million. Under the terms of the agreement, Yellow Transportation and Roadway Express provide servicing of the receivables and retain the associated collection risks. The termination date of the ABS facility is May 20, 2005 at which time we intend and expect to renew on an annual basis. As of December 31, 2004 no amounts were outstanding under this facility.

The ABS facility is operated by Yellow Roadway Receivables Funding Corporation (“YRRFC”), a special purpose entity and wholly owned subsidiary of Yellow Roadway. Under the terms of the agreement, we may transfer trade receivables to YRRFC which is designed to isolate the receivables for bankruptcy purposes. The conduit must purchase from YRRFC an undivided ownership interest in those receivables. The percentage ownership interest in receivables purchased by the conduit may increase or decrease over time, depending on the characteristics of the receivables, including delinquency rates and debtor concentrations. Management will continue to evaluate the financial position of Yellow Transportation and Roadway Express, including the transferred receivables and related borrowings. As a result, the Yellow Roadway consolidated financial statements and segment reporting will not be impacted by this change. However, as the receivables will be legally owned by YRRFC, separate subsidiary financial statements filed with the Securities and Exchange Commission due to the issuance of public debt will not reflect the transferred receivables and related borrowings.

The table below provides the borrowing and repayment activity under the ABS facility, as well as the resulting balances, for the years ending December 31 of each period presented:

(in millions)	2004	2003
ABS obligations outstanding at January 1	$71.5	$50.0
Transfer of receivables to conduit (borrowings)	1,004.4	151.0
Redemptions from conduit (repayments)	(1,075.9)	(129.5)

ABS obligations outstanding at December 31	$—	$71.5

Prior to December 31, 2002, the ABS facility was treated as a sale of assets and the sold receivables and related obligations were not reflected on the Consolidated Balance Sheets. Our loss on the sale of receivables under the ABS facility to the conduit was $2.6 million in 2002. This charge is reflected as ABS facility charges on the Statements of Consolidated Operations.

The following table provides a detail of the outstanding components and available unused capacity under the bank credit agreement and ABS agreement at December 31:

(in millions)	2004	2003
Capacity:
Revolving loan	$500.0	$250.0
Term loan	—	175.0
Letters of credit facility	—	250.0
ABS facility	450.0	200.0

Total capacity	$950.0	$875.0
Amounts outstanding:
Term loan	—	(175.0)
Letters of credit facility	—	(250.0)
Letters of credit under revolver loan	(275.4)	(24.4)
ABS facility	—	(71.5)

Total outstanding	(275.4)	(520.9)

Available unused capacity	$674.6	$354.1

At December 31, 2003, Reimer had a $10.0 million secured revolving line of credit available with no outstanding borrowings. In the first quarter of 2004, we closed the facility.

Fixed-Rate Debt

Contingently Convertible Notes

On August 8, 2003, we closed the sale of $200 million of 5.0 percent contingent convertible senior notes due 2023 (“contingent convertible senior notes”) and on August 15, 2003 we closed the sale of an additional $50 million of the notes pursuant to the exercise of the option of the initial purchasers. We received net proceeds from the sales of $242.5 million, after fees.

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

On November 25, 2003, we closed the sale of $150 million of 3.375 percent contingent convertible senior notes due 2023. We received net proceeds from the offering of $145.5 million, after fees, and used the proceeds to fund the acquisition of Roadway.

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

In December 2004, we completed exchange offers pursuant to which holders of the 5 percent contingent convertible senior notes and the 3.375 percent contingent convertible senior notes (collectively, the “Existing Notes”) could exchange their Existing Notes for an equal amount of our new 5 percent net share settled contingently convertible senior notes due 2023 and new 3.375 percent net share settled contingently convertible senior notes due 2023 (collectively, the “New Notes”), respectively. The New Notes contain a net share settlement feature that, upon conversion, provides for the principal amount of the New Notes to be settled in cash and the excess value to be settled in common stock, as well as an additional change of control feature. The results of the exchange offer included $247.7 million aggregate principal amount of the $250 million of 5 percent contingent convertible senior notes outstanding and $144.6 million aggregate principal amount of the $150 million of 3.375 percent contingent convertible senior notes outstanding, representing 99.06 percent and 96.41 percent, respectively, of the Existing Notes validly and timely tendered in exchange for an equal principal amount of the New Notes.

The accounting for convertible debt with the settlement features contained in our New Notes is addressed in the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board with respect to the accounting for Instrument C as set forth in EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion.” We are contractually obligated to settle the conversion obligations of the New Notes consistent with Instrument C. Because the accreted value of the New Notes will be settled for cash upon the conversion, only the conversion spread (the excess conversion value over the accreted value), which will be settled in stock, will result in potential dilution in our earnings-per-share computations. (See further discussion of dilution related to the Existing Notes and the New Notes in Earnings Per Common Share.)

On December 31, 2004, the conversion triggers with respect to the $250 million contingent convertible senior notes had been met. Accordingly, as of December 31, 2004, our note holders had the right, at their option, to convert their notes, in whole or in part, into cash and shares of our common stock as described above, subject to certain limitations. This conversion option, coupled with our obligation to settle any conversion by remitting to the note holder the accreted value of the note in cash, resulted in the classification of the $250 million contingent convertible senior notes as a current liability on the accompanying consolidated balance sheets as of December 31, 2004. The future balance sheet classification of these liabilities will be monitored at each quarterly reporting date, and will be determined based on an analysis of the various conversion rights described above. We believe the likelihood of a note holder presenting their notes for conversion to be remote.

Other

We have loan guarantees, mortgages, and lease contracts in connection with the issuance of industrial development bonds (“IDBs”) used to acquire, construct or expand terminal facilities. Rates on these bonds range from 5.3 percent to 6.1 percent, with principal payments due through 2010.

On September 30, 2003, we completed the repurchase of $24 million aggregate principal amount of our medium-term notes (“MTNs”). The remaining $20 million aggregate principal amount of MTNs outstanding, after scheduled principal payments during 2003 of $11.3 million, were defeased under the terms thereof. Defeasance refers to the process of placing sufficient funds in an irrevocable trust to pay and discharge the MTNs as they become due. As a result, we were considered legally released as the primary obligor, and the MTNs were removed from our balance sheet. The interest rate on the notes ranged from 6.1 percent to 7.8 percent with scheduled maturities ranging from October 2003 to August 2008. During the year ended December 31, 2003, we recognized a loss on the extinguishment of debt of $2.3 million from the repurchase and defeasance that we reflected in “other” nonoperating expenses on our Statement of Consolidated Operations. We funded the repurchase and defeasance with cash on hand.

As part of our acquisition of Roadway and by virtue of the merger agreement, we assumed $225.0 million face value of 8.25 percent senior notes due in full on December 1, 2008 (“senior notes due 2008”), with interest payments due semi-annually on June 1 and December 1. The senior notes due 2008 were revalued as part of purchase accounting and assigned a fair value of $249.2 million on December 11, 2003. The premium over the face value of the senior notes due 2008 is being amortized as a reduction to interest expense over the remaining life of the notes. The unamortized premium at December 31, 2004 and 2003 was $19.0 million and $23.9 million, respectively.

Based on the borrowing rates currently available to us for debt with similar terms and remaining maturities and the quoted market prices for the senior notes due 2008 and contingent convertible senior notes, the fair value of fixed-rate debt at December 31, 2004 and 2003, was approximately $921.2 million and $761.0 million, respectively. The carrying amount of such fixed-rate debt at December 31, 2004 and 2003, was $657.9 million and $662.8 million, respectively.

The principal maturities of total debt for the next five years and thereafter are as follows:

(in millions)	IDBs	Contingent convertible senior notes		Senior notes due 2008		Total
2005	$4.4	$—		$—		$4.4
2006	—	—		—		—
2007	—	—		—		—
2008	2.5	—		225.0	(a)	227.5
2009	1.0	—		—		1.0
Thereafter	6.0	400.0	(b)	—		406.0

Total	$13.9	$400.0		$225.0		$638.9

(a)	As discussed above, the senior notes due 2008 had a carrying value of $244.0 million at December 31, 2004 and a principal maturity value of $225.0 million.
(b)	Our consolidated balance sheet at December 31, 2004 reflects $250 million contingently convertible notes classified as a current liability as our note holders had the right, at their option, to convert their notes, in whole or in part, into cash and shares of common stock as we’ve fully described in Item 8, Debt and Financing. However, we’ve reflected the obligation above based on the stated maturity as we believe the likelihood of a note holder presenting their notes for conversion to be remote.

Stock Compensation Plans

Yellow Roadway has reserved 9.0 million shares of its common stock for issuance to key management personnel under six stock option plans and 3.1 million shares remain available at December 31, 2004. Our long-term incentive plan implemented in 2002 and replaced in 2004 with a new long-term incentive and equity award plan, and discussed under our Employee Benefits note, replaced the use of stock options as the exclusive vehicle for delivering long-term incentive compensation potential to our executive officers. The stock option plans generally permit grants of nonqualified stock options and grants of stock options coupled with a grant of stock appreciation rights (“SARs”). In addition, we had previously reserved 200,000 shares of our common stock for issuance to our Board of Directors under a stock compensation plan, which has subsequently been replaced with the 2004 long-term incentive and equity award plan. Under the plans, the exercise price of each option equals the closing market price of our common stock on the date of grant. The options vest ratably, generally over a period of four years, and expire ten years from the date of the grant.

Yellow Roadway implemented a new long-term incentive and equity award plan in 2004 which reserved 3.4 million of the 9.0 million shares discussed above. This plan permits the issuance of restricted stock and restricted stock units, as well as options, SARs, and performance stock and performance stock unit awards.

Yellow Roadway implemented a stock option plan in 2002 which reserved 1.0 million of the 9.0 million shares discussed above, and in 2004, 195,000 shares were subsequently de-registered. This plan permits the issuance of restricted stock and restricted stock units, as well as options, SARs, and performance stock and performance stock unit awards. The maximum cumulative number of shares that can be awarded in any form other than options or SARs is 200,000 shares.

We adjusted our outstanding stock options in 2002 to reflect the impact of the spin-off of SCST. For employees who continued employment with Yellow Corporation, the option remained an option for Yellow common stock with the number of shares covered by the option and related exercise price adjusted to preserve the intrinsic value. For employees who worked for SCST after the spin-off, the Yellow Corporation options were cancelled and SCST issued options to purchase SCST common stock with the number of shares of SCST common stock and exercise price set to preserve the intrinsic value.

As of December 31, 2004, 2003 and 2002, options on approximately 517,000 shares, 904,000 shares and 736,000 shares, respectively, were exercisable at weighted average exercise prices of $19.11 per share, $19.44 per share and $17.77 per share, respectively. The weighted average remaining contract life on outstanding options at December 31, 2004, 2003 and 2002 was 5.8 years, 6.7 years and 7.4 years, respectively.

A summary of activity in our stock option plans is presented in the following table:

		Exercise Price
	Shares (in thousands)	Weighted Average	Range
Outstanding at December 31, 2001	2,271	$18.46	$11.50–27.00
Granted	900	26.81	22.42–29.67
Exercised	(737)	17.76	10.56–24.79
SCST spin-off adjustment	(352)	—	—
Forfeited / expired	(86)	17.83	10.56–24.05

Outstanding at December 31, 2002	1,996	$21.27	$10.56–29.67
Granted	113	25.17	23.67–26.94
Exercised	(279)	16.80	13.48–29.67
Forfeited / expired	(33)	26.67	14.57–29.67

Outstanding at December 31, 2003	1,797	$22.14	$11.25–29.67
Granted	28	34.65	31.59–36.35
Exercised	(766)	20.72	11.25–29.67
Forfeited / expired	(61)	30.95	14.57–36.35

Outstanding at December 31, 2004	998	$23.04	$11.25–31.59

The following table summarizes information about stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares (in thousands)	Weighted Average Remaining Contractual Years	Weighted Average Exercise price	Shares (in thousands)	Weighted Average Exercise price
$ 11.25 – 17.50	346	5.7	$16.44	343	$16.43
$ 17.51 – 26.50	302	3.5	$22.90	127	$22.43
$ 26.51 – 31.59	350	7.9	$29.68	47	$29.67

Income Taxes

We use the liability method to reflect income taxes on our financial statements. We recognize deferred tax assets and liabilities by applying enacted tax rates and regulations to the differences between the carrying value of existing assets and liabilities and their respective tax basis and capital loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change is enacted. We assess the realizability of deferred tax assets for capital and operating loss carryforwards and provide valuation allowances when we determine it is more likely than not that such losses will not be realized within the applicable carryforward period. We have not recognized deferred taxes for U.S. federal income taxes on foreign subsidiaries’ earnings that are deemed to be permanently reinvested and any related taxes associated with such earnings are not material. Deferred tax liabilities (assets) were comprised of the following at December 31:

(in millions)	2004	2003
Depreciation	$297.2	$280.8
Prepaids	8.7	7.9
Employee benefits	56.2	85.2
Revenue	36.2	30.7
Intangibles	172.5	181.3
Other	26.4	17.7

Gross tax liabilities	$597.2	$603.6

Claims and insurance	$(154.7)	$(146.9)
Bad debts	(12.7)	(11.1)
Employee benefits	(122.3)	(120.2)
Revenue	(18.9)	(12.6)
Other	(35.2)	(38.1)

Gross tax assets	$(343.8)	$(328.9)

Net tax liability	$253.4	$274.7

A reconciliation between income taxes at the federal statutory rate and the consolidated effective tax rate from continuing operations follows:

	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net	2.3	1.3	(0.8)
Nondeductible business expenses	1.5	3.3	4.5
Foreign tax credit and rate differential	(0.1)	0.1	(2.2)
Other, net	(0.6)	(0.6)	(0.3)

Effective tax rate	38.1%	39.1%	36.2%

The income tax provision from continuing operations consisted of the following:

(in millions)	2004	2003	2002
Current:
U.S federal	$81.3	$3.0	$12.7
State	9.3	(1.1)	(0.4)
Foreign	4.8	(1.5)	(0.2)

Current income tax provision	$95.4	$0.4	$12.1

Deferred:
U.S federal	$15.9	$23.3	$0.6
State	2.1	2.5	0.7
Foreign	(0.1)	(0.1)	0.2

Deferred income tax provision	$17.9	$25.7	$1.5

Income tax provision	$113.3	$26.1	$13.6

Based on the income from continuing operations before income taxes:
Domestic	$283.6	$71.7	$37.9
Foreign	14.1	(4.9)	(0.3)

Income from continuing operations before income taxes	$297.7	$66.8	$37.6

Previously, the Internal Revenue Service (“IRS”) challenged the timing of a deduction by Roadway Express related to prior years’ contributions to certain union pension plans. During the year ended December 31, 2004 we reached an agreement with the IRS and paid $41.4 million ($32.3 million net of tax benefit) to resolve this matter. Additional state tax and interest payments of approximately $9.0 million ($7.4 million net of tax benefit) resulting from the federal adjustments were made in January of 2005. We had specifically established reserves related to these payments in purchase accounting.

Commitments, Contingencies, and Uncertainties

Yellow Roadway incurs rental expenses under noncancelable lease agreements for certain buildings and operating equipment. Rental expense is charged to “operating expense and supplies” on the Statements of Consolidated Operations. Actual rental expense, as reflected in income from continuing operations, was $95.1 million, $42.6 million, and $34.8 million for the years ended December 31, 2004, 2003, and 2002, respectively.

We utilize certain terminals and equipment under operating leases. At December 31, 2004, we were committed under noncancelable lease agreements requiring minimum annual rentals payable as follows:

(in millions)	2005	2006	2007	2008	2009	Thereafter
Minimum annual rentals	$75.1	$48.9	$30.4	$17.6	$7.0	$9.2

We expect in the ordinary course of business that leases will be renewed or replaced as they expire.

Projected 2005 gross capital expenditures are expected to be $235 to $245 million, of which approximately $38.0 million was committed at December 31, 2004.

Our outstanding letters of credit at December 31, 2004 included $2.5 million for workers’ compensation, property damage and liability claims against SCST. We agreed to maintain the letters of credit outstanding at the spin-off date until SCST obtained replacement letters of credit or third party guarantees. SCST agreed to use its reasonable best efforts to obtain these letters of credit or guarantees, which in many cases would allow us to obtain a release of our letters of credit. SCST also agreed to indemnify us for any claims against the letters of credit that we provide. SCST reimburses us for all fees incurred related to the remaining outstanding letters of credit. We also provided a guarantee of $4.1 million regarding certain lease obligations of SCST.

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

Environmental Matters

Remediation costs are accrued based on estimates of known environmental remediation exposure using currently available facts, existing environmental permits and technology and presently enacted laws and regulations. Our estimates of costs are developed based on internal evaluations and, when necessary, recommendations from external environmental consultants. These accruals are recorded when it is probable that we will be obligated to pay amounts for environmental site evaluation, remediation or related costs, and the amounts can be reasonably estimated. If the obligation can only be estimated within a range, we accrue the minimum amount in the range. These accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Where we have been identified as a potentially responsible party in a U.S. federal “Superfund” site, we accrue our share of the estimated remediation costs of the site based on the ratio of the estimated volume of waste contributed to the site by us to the total volume of waste at the site. As of December 31, 2004, recorded balances related to these matters were not material.

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

The accounting policies of the segments are the same as those described in the Summary of Accounting Policies note. We charge management fees and other corporate services to our segments based on the direct benefits received or as a percentage of revenue. Corporate operating losses represent operating expenses of the holding company, including salaries, wages and benefits, along with incentive compensation and professional services for all periods presented. In 2004, corporate operating losses also included increased professional fees associated with the Sarbanes-Oxley Act of 2002 of $5.5 million and $2.6 million of fees associated with the exchange of our contingently convertible notes in December 2004. In 2003, corporate operating losses also included $4.0 million for an industry conference that we have hosted every other year. In 2002, corporate operating losses included approximately $6.9 million related to the spin-off of SCST. Corporate identifiable assets primarily refer to cash and cash equivalents, in addition to pension intangible assets. Intersegment revenue relates to transportation services provided by Yellow Transportation to Meridian IQ and Roadway Express and charges to Yellow Transportation for use of various Meridian IQ service names.

Revenue from foreign sources totaled $220.2 million, $29.5 million, and $24.8 million, in 2004, 2003, and 2002 respectively, and is largely derived from Canada, United Kingdom and Mexico. Long-lived assets located in foreign countries totaled $23.5 million and $16.7 million at December 31, 2004 and 2003, respectively.

The following table summarizes our operations by business segment:

(in millions)	Yellow Transportation	Roadway(a) Express	New(a) Penn	Meridian IQ	Corporate/ Eliminations	Consolidated
2004
External revenue	$3,177.7	$3,118.2	$260.6	$211.0	$—	$6,767.5
Intersegment revenue	2.9	1.7	—	2.2	(6.8)	—
Operating income (loss)	191.5	158.3	33.9	3.7	(25.8)	361.6
Adjustments to operating income(b)	(3.1)	(1.4)	—	—	—	(4.5)
Adjusted operating income (loss)(c)	188.4	156.9	33.9	3.7	(25.8)	357.1
Identifiable assets	1,030.4	2,110.4	248.9	108.0	129.5	3,627.2
Capital expenditures, net	95.1	47.8	18.6	2.7	0.1	164.3
Depreciation and amortization	85.8	70.5	11.7	3.5	—	171.5

2003
External revenue	$2,809.5	$131.2	$9.8	$118.1	$—	$3,068.6
Intersegment revenue	2.4	—	—	2.2	(4.6)	—
Operating income (loss)	119.9	(6.1)	(0.2)	0.3	(25.3)	88.6
Adjustments to operating income(b)	19.0	—	—	0.5	3.0	22.5
Adjusted operating income (loss)(c)	138.9	(6.1)	(0.2)	0.8	(22.3)	111.1
Identifiable assets	986.5	2,002.4	340.7	79.9	53.7	3,463.2
Capital expenditures, net	94.3	1.2	0.5	3.1	0.1	99.2
Depreciation and amortization	80.3	3.5	0.7	2.9	—	87.4

2002
External revenue	$2,544.6	$—	$—	$79.5	$—	2,624.1
Intersegment revenue	2.5	—	—	2.3	(4.8)	—
Operating income (loss)	70.6	—	—	(2.7)	(21.0)	46.9
Adjustments to operating income(b)	0.5	—	—	1.3	6.6	8.4
Adjusted operating income (loss)(c)	71.1	—	—	(1.4)	(14.4)	55.3
Identifiable assets	940.3	—	—	64.6	38.1	1,043.0
Capital expenditures, net	81.2	—	—	1.5	0.1	82.8
Depreciation and amortization	77.0	—	—	2.3	—	79.3

(a)	In 2003, the segment information shown for Roadway Express and New Penn represented income statement and capital expenditure information from the date of acquisition December 11, through December 31, 2003 and identifiable assets as of December 31, 2003.
(b)	Management excludes these items when evaluating operating income and segment performance to better evaluate the results of our core operations. In 2004, adjustments included gains on property disposals. In 2003, adjustments included acquisition charges, conforming accounting policies, a significant legal provision and losses (gains) on property disposals. In 2002, adjustments included spin-off and reorganization charges and losses (gains) on property disposals.
(c)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.

Earnings per Common Share

(in thousands except per share data)	2004	2003	2002
Income from continuing operations	$184,327	$40,683	$23,973
Income (loss) from discontinued operations	—	—	(117,875)

Net income (loss)	$184,327	$40,683	$(93,902)

Average common shares outstanding—basic	48,149	30,370	28,004
Effect of dilutive equity awards	613	285	367
Contingent convertible notes dilution	412	—	—

Average common shares outstanding—diluted	49,174	30,655	28,371

Basic earnings (loss) per share:
Income from continuing operations	$3.83	$1.34	$0.86
Income (loss) from discontinued operations	—	—	(4.21)

Net income (loss)	$3.83	$1.34	$(3.35)

Effect of dilutive instruments on earnings (loss) per share:
Income from continuing operations	$(0.08)	$(0.01)	$(0.02)
Loss from discontinued operations	—	—	0.06

Net income (loss)	$(0.08)	$(0.01)	$0.04

Diluted earnings (loss) per share:
Income from continuing operations	$3.75	$1.33	$0.84
Income (loss) from discontinued operations	—	—	(4.15)

Net income (loss)	$3.75	$1.33	$(3.31)

The impacts of certain options were excluded from the calculation of diluted earnings per share because average exercise prices were greater than the average market price of common shares. Data regarding those options is summarized below:

(in thousands except per share data)	2004	2003	2002
Weighted average option shares outstanding	—	148	129
Weighted average exercise price	$—	$29.67	$29.67

Discontinued Operations

Summarized results of operations related to SCST (as reported in discontinued operations) are as follows for the nine months ended September 30, 2002:

(in millions except per share data)	2002
Operating revenue	$581.2
Operating expenses	559.8

Operating income	21.4
Nonoperating expenses, net	4.7

Income before income taxes	16.7
Provision for income taxes	6.8

Income from continuing operations	9.9
Loss on disposal of SCST	(52.6)
Cumulative effect of change in accounting for goodwill	(75.2)

Loss from discontinued operations	$(117.9)

Discontinued operations basic earnings (loss) per share:
Income from continuing operations	$0.35
Loss on disposal of SCST	(1.88)
Cumulative effect of change in accounting for goodwill	(2.68)

Loss from discontinued operations	$(4.21)

Discontinued operations diluted earnings (loss) per share:
Income from continuing operations	$0.35
Loss on disposal of SCST	(1.85)
Cumulative effect of change in accounting for goodwill	(2.65)

Loss from discontinued operations	$(4.15)

We did not charge to discontinued operations the management fees and other corporate services that we previously allocated to SCST, as we continue to incur a majority of the expense. We allocated interest expense to discontinued operations based on our overall effective borrowing rate applied to the debt reduction we realized from the spin-off. Interest expense included in discontinued operations was $4.6 million for the nine months ended September 30, 2002. In addition, supplemental cash flow information for 2002, as shown on our Statements of Consolidated Cash Flows, includes cash paid on behalf of SCST until the spin-off date.

At December 31, 2001, we had $100.6 million of goodwill, consisting primarily of $75.2 million remaining from the acquisition of Jevic. Based on an estimate of Jevic’s discounted cash flows, we determined that 100 percent of the Jevic goodwill was impaired due to lower business volumes, compounded by a weak economy and an increasingly competitive business environment. As a result, we recorded a non-cash charge of $75.2 million in the first quarter of 2002, which was reflected as a cumulative effect of a change in accounting principle. Due to the spin-off, we reclassified the non-cash charge to “discontinued operations” on our Statement of Consolidated Operations.

Subsequent Events

USF Corporation

On February 27, 2005, USF Corporation (USF) and Yellow Roadway announced that we have entered into a definitive agreement pursuant to which Yellow Roadway will acquire USF through the merger of USF with and into a wholly owned subsidiary of Yellow Roadway. The transaction is valued at approximately $1.37 billion

(based on the Yellow Roadway trailing 90-day closing stock price as of February 18, 2005). Yellow Roadway will also assume approximately $99 million in net USF debt, resulting in a total enterprise value of approximately $1.47 billion. Each USF shareholder has the right to elect for each share either $45 in cash or 0.9024 shares of Yellow Roadway common stock at a fixed exchange ratio. All shareholder elections will be adjusted such that the gross cash consideration will total approximately $639 million, based on USF shares currently outstanding, and the balance will be paid in stock. The transaction is subject to the approval of shareholders of both companies. In addition, the acquisition is subject to the expiration or termination of the waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended and other customary closing conditions. We expect the transaction to close in the 2005 second quarter.

GPS Logistics, Inc.

In March 2005, MIQ LLC exercised its option to purchase GPS Logistics Group Ltd., the Asian operations of GPS Logistics, Inc. Under the terms of the purchase agreement, MIQ LLC is required to make a payment on March 31, 2005 based on a computation related to sustainable cash flow and working capital. This payment is not expected to exceed $7.0 million, and is subject to subsequent upward and downward adjustments based on the financial performance of the Asia business through March 2007. Additional earn out payments could be required based on the financial performance of the Asia business during the period March 2007 to March 2009. The pro forma effect of this acquisition is not material to our results of operations.

Condensed Consolidating Financial Statements

Guarantees of the Contingent Convertible Senior Notes

In August 2003, Yellow Roadway issued 5.0 percent contingent convertible senior notes due 2023 pursuant to Rule 144A under the Securities Act of 1933, as amended. In November 2003, we issued 3.375 percent contingent convertible senior notes (the August and November issuances, collectively, may also be known as the “contingent convertible senior notes”) due 2023, pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with the contingent convertible senior notes, the following 100 percent owned subsidiaries of Yellow Roadway have issued guarantees in favor of the holders of the contingent convertible senior notes: Yellow Transportation, Inc., Mission Supply Company, Yellow Relocation Services, Yellow Roadway Technologies, Inc., Meridian IQ Inc., MIQ LLC (formerly Yellow GPS, LLC), Globe.com Lines, Inc., Roadway LLC, Roadway Next Day Corporation, and Roadway Express, Inc. Each of the guarantees is full and unconditional and joint and several.

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

The following represents summarized condensed consolidating financial information as of December 31, 2004 and 2003 with respect to the financial position and for the years ended December 31, 2004, 2003 and 2002 for results of operations and cash flows of Yellow Roadway and its subsidiaries. The 2003 Condensed Consolidating Statements of Operations and Condensed Consolidating Statements of Cash Flows contain Roadway LLC information from the date of acquisition (December 11) through December 31. The Parent column presents the financial information of Yellow Roadway, the primary obligor of the contingent convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the contingent convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws, Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheets

December 31, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$82	$7	$17	$—	$106
Intercompany advances receivable	—	484	—	(484)	—
Accounts receivable, net	3	14	762	—	779
Prepaid expenses and other	4	149	15	—	168

Total current assets	89	654	794	(484)	1,053
Property and equipment	—	2,541	131	—	2,672
Less—accumulated depreciation	—	(1,231)	(18)	—	(1,249)

Net property and equipment	—	1,310	113	—	1,423
Investment in subsidiaries	1,162	97	—	(1,259)	—
Receivable from affiliate	8	127	39	(174)	—
Goodwill and other assets	218	953	180	(200)	1,151

Total assets	$1,477	$3,141	$1,126	$(2,117)	$3,627

Intercompany advances payable	$—	$—	$684	$(684)	$—
Accounts payable	8	276	23	—	307
Wages, vacations and employees’ benefits	17	391	20	—	428
Claims and insurance accruals	—	117	7	—	124
Other current and accrued liabilities	17	66	3	—	86
Current maturities of long-term debt	250	4	—	—	254

Total current liabilities	292	854	737	(684)	1,199
Payable to affiliate	—	16	158	(174)	—
Long-term debt, less current portion	150	254	—	—	404
Deferred income taxes, net	(5)	286	39	—	320
Claims and other liabilities	18	457	15	—	490
Commitments and contingencies
Shareholders’ equity	1,022	1,274	177	(1,259)	1,214

Total liabilities and shareholders’ equity	$1,477	$3,141	$1,126	$(2,117)	$3,627

December 31, 2003 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$19	$20	$36	$—	$75
Intercompany advances receivable	180	4	—	(184)	—
Accounts receivable, net	3	351	345	—	699
Prepaid expenses and other	5	97	8	—	110

Total current assets	207	472	389	(184)	884
Property and equipment	—	2,443	96	—	2,539
Less—accumulated depreciation	—	(1,130)	(6)	—	(1,136)

Net property and equipment	—	1,313	90	—	1,403
Investment in subsidiaries	1,374	131	—	(1,505)	—
Receivable from affiliate	—	150	—	(150)	—
Goodwill and other assets	39	884	253	—	1,176

Total assets	$1,620	$2,950	$732	$(1,839)	$3,463

Intercompany advances payable	$—	$—	$184	$(184)	$—
Accounts payable	12	231	17	—	260
Wages, vacations and employees’ benefits	6	330	15	—	351
Other current and accrued liabilities	(7)	173	12	—	178
ABS borrowings	—	—	72	—	72
Current maturities of long-term debt	2	—	—	—	2

Total current liabilities	13	734	300	(184)	863
Intercompany debt	—	—	150	(150)	—
Long-term debt, less current portion	573	263	—	—	836
Deferred income taxes, net	(12)	263	47	—	298
Claims and other liabilities	14	437	13	—	464
Commitments and contingencies
Shareholders’ equity	1,032	1,253	222	(1,505)	1,002

Total liabilities and shareholders’ equity	$1,620	$2,950	$732	$(1,839)	$3,463

Condensed Consolidating Statements of Operations

For the year ended December 31, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$48	$6,291	$483	$(55)	$6,767

Operating expenses:
Salaries, wages and employees’ benefits	37	3,900	235	—	4,172
Operating expenses and supplies	32	921	108	(49)	1,012
Operating taxes and licenses	—	159	10	—	169
Claims and insurance	3	126	4	—	133
Depreciation and amortization	—	156	15	—	171
Purchased transportation	—	663	94	(4)	753
Losses (gains) on property disposals, net	—	(4)	(1)	—	(5)

Total operating expenses	72	5,921	465	(53)	6,405

Operating income (loss)	(24)	370	18	(2)	362

Nonoperating (income) expenses:
Interest expense	28	72	33	(89)	44
Other, net	(1)	64	(130)	87	20

Nonoperating (income) expenses, net	27	136	(97)	(2)	64

Income (loss) before income taxes	(51)	234	115	—	298
Income tax provision	(8)	81	41	—	114
Subsidiary earnings	227	74	—	(301)	—

Net income (loss)	$184	$227	$74	$(301)	$184

For the year ended December 31, 2003 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$13	$3,029	$40	$(13)	$3,069

Operating expenses:
Salaries, wages and employees’ benefits	15	1,936	19	—	1,970
Operating expenses and supplies	18	421	24	(13)	450
Operating taxes and licenses	—	82	2	—	84
Claims and insurance	—	66	2	—	68
Depreciation and amortization	—	86	1	—	87
Purchased transportation	—	306	12	—	318
Losses (gains) on property disposals, net	—	—	—	—	—
Spin-off and reorganization charges	3	—	—	—	3

Total operating expenses	36	2,897	60	(13)	2,980

Operating income (loss)	(23)	132	(20)	—	89

Nonoperating (income) expenses:
Interest expense	18	6	7	(10)	21
Other, net	(2)	54	(61)	10	1

Nonoperating (income) expenses, net	16	60	(54)	—	22

Income (loss) before income taxes	(39)	72	34	—	67
Income tax provision	(14)	28	12	—	26
Subsidiary earnings	(65)	1	—	64	—

Net income (loss)	$40	$43	$22	$(64)	$41

For the year ended December 31, 2002 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$44	$2,599	$25	$(44)	$2,624

Operating expenses:
Salaries, wages and employees’ benefits	12	1,698	7	—	1,717
Operating expenses and supplies	15	355	32	(16)	386
Operating taxes and licenses	—	75	1	—	76
Claims and insurance	1	56	—	—	57
Depreciation and amortization	—	79	—	—	79
Purchased transportation	—	244	10	—	254
Losses (gains) on property disposals, net	—	—	—	—	—
Spin-off and reorganization charges	7	1	—	—	8

Total operating expenses	35	2,508	50	(16)	2,577

Operating income (loss)	9	91	(25)	(28)	47

Nonoperating (income) expenses:
Interest expense	8	4	3	(8)	7
ABS facility charges	—	—	3	—	3
Other, net	(5)	75	(51)	(20)	(1)

Nonoperating (income) expenses, net	3	79	(45)	(28)	9

Income (loss) from continuing operations before income taxes	6	12	20	—	38
Income tax provision	1	6	7	—	14
Subsidiary earnings	(19)	—	—	19	—

Income (loss) from continuing
Operations	24	6	13	(19)	24
Income from discontinued operations, net	—	—	(118)	—	(118)

Net income (loss)	$24	$6	$(105)	$(19)	$(94)

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash from (used in) operating activities	$63	$450	$(78)	$—	$435

Investing activities:
Acquisition of property and equipment	—	(175)	(27)	—	(202)
Proceeds from disposal of property and equipment	—	34	4	—	38
Acquisition of subsidiaries	(10)	—	—	—	(10)
Other	4	—	—	—	4

Net cash used in investing activities	(6)	(141)	(23)	—	(170)

Financing Activities:
ABS borrowings	—	—	(72)	—	(72)
Debt issuance costs	(3)	—	—	—	(3)
Repayment of long-term debt	(179)	4	—	—	(175)
Proceeds from exercise of stock options	16	—	—	—	16
Intercompany advances / repayments	172	(326)	154	—	—

Net cash provided by (used in) financing activities	6	(322)	82	—	(234)

Net increase (decrease) in cash and cash equivalents	63	(13)	(19)	—	31
Cash and cash equivalents, beginning of year	19	20	36	—	75

Cash and cash equivalents, end of year	$82	$7	$17	$—	$106

For the year ended December 31, 2003 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash from (used in) operating activities	$(120)	$278	$42	$(44)	$156

Investing activities:
Acquisition of property and equipment	—	(103)	(1)	—	(104)
Proceeds from disposal of property and equipment	—	4	—	—	4
Acquisition of subsidiaries	(513)	—	—	—	(513)

Net cash used in investing activities	(513)	(99)	(1)	—	(613)

Financing Activities:
Proceeds from issuance of debt	575	—	—	—	575
ABS borrowings	—	—	22	—	22
Debt issuance costs	(35)	—	—	—	(35)
Repayment of long-term debt	(55)	(5)	—	—	(60)
Treasury stock purchases	(3)	—	—	—	(3)
Proceeds from exercise of stock options	5	—	—	—	5
Intercompany advances / repayments	143	(156)	(31)	44	—

Net cash provided by (used in) financing activities	630	(161)	(9)	44	504

Net increase (decrease) in cash and cash equivalents	(3)	18	32	—	47
Cash and cash equivalents, beginning of year	22	2	4	—	28

Cash and cash equivalents, end of year	$19	$20	$36	$—	$75

For the year ended December 31, 2002 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash from (used in) operating activities	$19	$143	(95)	$(24)	$43

Investing activities:
Acquisition of property and equipment	—	(86)	—	—	(86)
Proceeds from disposal of property and equipment	—	3	—	—	3
Acquisition of subsidiaries	(17)	(1)	—	—	(18)
Net capital expenditures of discontinued operations	—	—	(24)	—	(24)

Net cash used in investing activities	(17)	(84)	(24)	—	(125)

Financing Activities:
Unsecured bank credit lines, net	(85)	—	—	—	(85)
Repayment of long-term debt	(22)	—	(23)	—	(45)
Dividend from subsidiary upon spin-off	—	—	114	—	114
Proceeds from exercise of stock options	14	—	—	—	14
Proceeds from issuance of common stock	94	—	—	—	94
Intercompany advances / repayments	8	(59)	27	24	—

Net cash provided by (used in) financing activities	9	(59)	118	24	92

Net increase (decrease) in cash and cash equivalents	11	—	(1)	—	10
Cash and cash equivalents, beginning of year	11	2	6	—	19

Cash and cash equivalents, end of year	$22	$2	$5	$—	$29

Guarantees of the Senior Notes Due 2008

In connection with the senior notes due 2008, assumed by virtue of the merger agreement, and in addition to the primary obligor, Roadway LLC, Yellow Roadway and its following 100 percent owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2008: Roadway Next Day Corporation, New Penn Motor Express, Inc., Roadway Express, Inc., Roadway Reverse Logistics, Inc. and Roadway Express International, Inc. Each of the guarantees is full and unconditional and joint and several.

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

The following represents summarized condensed consolidating financial information of Yellow Roadway and its subsidiaries as of December 31, 2004 and 2003 with respect to the financial position, and for the years ended December 31, 2004 and 2003 for results of operations and cash flows. The 2003 Condensed Consolidating Statements of Operations and Condensed Consolidating Statements of Cash Flows contain Roadway LLC information from the date of acquisition (December 11) through December 31. The primary obligor column presents the financial information of Roadway LLC. The Guarantors column presents the financial information of all guarantors of the senior notes due 2008 including Yellow Roadway, the holding company. The Non-Guarantors column presents the financial information of all non-guarantors, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, Yellow Receivables

Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheets

December 31, 2004 (in millions)	Primary Obligor	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$89	$17	$—	$106
Intercompany advances receivable	76	542	—	(618)	—
Accounts receivable, net	—	(1)	780	—	779
Prepaid expenses and other	11	69	88	—	168

Total current assets	87	699	885	(618)	1,053
Property and equipment	—	876	1,796	—	2,672
Less—accumulated depreciation	—	(70)	(1,179)	—	(1,249)

Net property and equipment	—	806	617	—	1,423
Investment in subsidiaries	671	57	1	(729)	—
Receivable from affiliate	650	(12)	12	(650)	—
Goodwill and other assets	6	1,045	100	—	1,151

Total assets	$1,414	$2,595	$1,615	$(1,997)	$3,627

Intercompany advances payable	$—	$—	$618	$(618)	$—
Accounts payable	—	123	184	—	307
Wages, vacations and employees’ benefits	—	238	190	—	428
Claims and insurance accruals	—	59	65	—	124
Other current and accrued liabilities	(16)	71	31	—	86
Current maturities of long-term debt	—	250	4	—	254

Total current liabilities	(16)	741	1,092	(618)	1,199
Due to affiliate	—	626	24	(650)	—
Long-term debt, less current portion	244	150	10	—	404
Deferred income taxes, net	(9)	212	117	—	320
Claims and other liabilities	—	334	156	—	490
Commitments and contingencies
Shareholders’ equity	1,195	532	216	(729)	1,214

Total liabilities and shareholders’ equity	$1,414	$2,595	$1,615	$(1,997)	$3,627

December 31, 2003 (in millions)	Primary Obligor	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$62	$13	$—	$75
Intercompany advances receivable	38	109	104	(251)	—
Accounts receivable, net	—	329	370	—	699
Prepaid expenses and other	—	39	71	—	110

Total current assets	38	539	558	(251)	884
Property and equipment	—	812	1,727	—	2,539
Less—accumulated depreciation	—	(3)	(1,133)	—	(1,136)

Net property and equipment	—	809	594	—	1,403
Investment in subsidiaries	593	1,402	8	(2,003)	—
Receivable from affiliate	650	—	—	(650)	—
Goodwill and other assets	21	1,073	82	—	1,176

Total assets	$1,302	$3,823	$1,242	$(2,904)	$3,463

Intercompany advances payable	$—	$—	$251	$(251)	$—
Accounts payable	1	123	136	—	260
Wages, vacations and employees’ benefits	1	188	162	—	351
Other current and accrued liabilities	(31)	110	99	—	178
ABS borrowings	—	—	72	—	72
Current maturities of long-term debt	—	2	—	—	2

Total current liabilities	(29)	423	720	(251)	863
Due to affiliate	—	650	—	(650)	—
Long-term debt, less current portion	249	573	14	—	836
Deferred income taxes, net	(11)	205	104	—	298
Claims and other liabilities	1	347	116	—	464
Commitments and contingencies
Shareholders’ equity	1,092	1,625	288	(2,003)	1,002

Total liabilities and shareholders’ equity	$1,302	$3,823	$1,242	$(2,904)	$3,463

Condensed Consolidated Statements of Operations

For the year ended December 31, 2004 (in millions)	Primary Obligor	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenue	$—	$3,229	$3,539	$(1)	$6,767

Operating expenses:
Salaries, wages and benefits	—	2,082	2,090	—	4,172
Operating expenses and supplies	—	465	548	(1)	1,012
Operating taxes and licenses	—	80	89	—	169
Claims and insurance	—	63	70	—	133
Depreciation and amortization	—	79	92	—	171
Purchased transportation	—	306	447	—	753
Losses (gains) on property disposals, net	—	(1)	(4)	—	(5)
Acquisition charges	—	—	—	—	—

Total operating expenses	—	3,074	3,332	(1)	6,405

Operating income (loss)	—	155	207	—	362

Nonoperating (income) expenses:
Interest expense	14	46	38	(54)	44
Other, net	(53)	65	(46)	54	20

Nonoperating (income) expenses, net	(39)	111	(8)	—	64

Income before income taxes	39	44	215	—	298
Income tax provision	15	24	75	—	114
Subsidiary earnings	72	140	—	(212)	—

Net income (loss)	$96	$160	$140	$(212)	$184

Condensed Consolidating Statements of Operations

For the year ended December 31, 2003 (in millions)	Primary Obligor	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenue	$—	$149	$2,938	$(18)	$3,069

Operating expenses:
Salaries, wages and benefits	—	106	1,864	—	1,970
Operating expenses and supplies	—	39	425	(14)	450
Operating taxes and licenses	—	4	80	—	84
Claims and insurance	—	4	64	—	68
Depreciation and amortization	—	4	83	—	87
Purchased transportation	—	17	303	(2)	318
Losses (gains) on property disposals, net	—	—	—	—	—
Acquisition charges	—	3	—	—	3

Total operating expenses	—	177	2,819	(16)	2,980

Operating income (loss)	—	(28)	119	(2)	89

Nonoperating (income) expenses:
Interest expense	1	20	5	(5)	21
ABS facility charges	—	—	—	—	—
Other, net	(3)	(1)	2	3	1

Nonoperating (income) expenses, net	(2)	19	7	(2)	22

Income (loss) before income taxes	2	(47)	112	—	67
Income tax provision	1	(18)	43	—	26
Subsidiary earnings	6	(65)	—	59	—

Net income (loss)	$(5)	$36	$69	$(59)	$41

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2004 (in millions)	Primary Obligor	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net cash from (used in) operating activities	$34	$198	$203	$—	$435

Investing activities:
Acquisition of property and equipment	—	(92)	(110)	—	(202)
Proceeds from disposal of property and equipment	—	28	10	—	38
Acquisition of subsidiaries	—	(10)	—	—	(10)
Other	4	—	—	—	4

Net cash used in investing activities	4	(74)	(100)	—	(170)

Financing Activities:
ABS borrowings, net	—	—	(72)	—	(72)
Debt issuance costs	—	(3)	—	—	(3)
Repayment of long-term debt	—	(175)	—	—	(175)
Proceeds from exercise of stock options	—	16	—	—	16
Intercompany advances / repayments	(38)	65	(27)	—	—

Net cash provided by (used in) financing activities	(38)	(97)	(99)	—	(234)

Net increase (decrease) in cash and cash equivalents	—	27	4	—	31
Cash and cash equivalents, beginning of year	—	62	13	—	75

Cash and cash equivalents, end of year	$—	$89	$17	$—	$106

For the year ended December 31, 2003 (in millions)	Primary Obligor	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net cash from (used in) operating activities	$(24)	$9	$171	$—	$156

Investing activities:
Acquisition of property and equipment	—	(3)	(101)	—	(104)
Proceeds from disposal of property and equipment	—	1	3	—	4
Acquisition of subsidiaries	—	(513)	—	—	(513)

Net cash used in investing activities	—	(515)	(98)	—	(613)

Financing Activities:
Issuance of long-term debt	—	575	—	—	575
ABS borrowings, net	—	—	22	—	22
Debt issuance costs	—	(35)	—	—	(35)
Repayment of long-term debt	—	(55)	(5)	—	(60)
Treasury stock purchases		(3)	—	—	(3)
Proceeds from exercise of stock options	—	5	—	—	5
Intercompany advances / repayments	—	91	(91)	—	—

Net cash provided by (used in) financing activities	—	578	(74)	—	504

Net increase (decrease) in cash and cash equivalents	(24)	72	(1)	—	47
Cash and cash equivalents, beginning of year	24	(10)	14	—	28

Cash and cash equivalents, end of year	$—	$62	$13	$—	$75

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Yellow Roadway Corporation

We have audited the accompanying consolidated balance sheets of Yellow Roadway Corporation (the “Company”) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, shareholders’ equity, and comprehensive income for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yellow Roadway Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri

March 4, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Yellow Roadway Corporation

We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting, that Yellow Roadway Corporation (“the Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, shareholders’ equity, and comprehensive income for each of the years in the three-year period ended December 31, 2004, and our report dated March 4, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri

March 4, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the years ended December 31, 2004 and 2003, there were no disagreements with KPMG LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of KPMG LLP, would have caused them to make reference to the subject matter of the disagreement in connection with the audit reports on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a rigorous set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this report and have determined that the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining a system of adequate internal control over the Company’s financial reporting, which is designed to provide reasonable assurance regarding the preparation of reliable published consolidated financial statements. The system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

The Company’s management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” that the Committee of Sponsoring Organizations of the Treadway Commission issued.

Based on its assessment using those criteria, management believes that, as of December 31, 2004, the Company’s system of internal control over financial reporting was effective.

KPMG LLP, the registered public accounting firm that audited our December 31, 2004 consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s system of internal control over financial reporting. The KPMG LLP attestation report is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Securities Act of 1934 is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

The following are our executive officers as of March 15, 2005:

Name	Age	Position(s) Held
William D. Zollars	57	Chairman of the Board, President and Chief Executive Officer of Yellow Roadway (since November 1999); President of Yellow Transportation (1996–1999); Senior Vice President of Ryder Integrated Logistics, Inc. (1994–1996).

Donald G. Barger, Jr.	62	Senior Vice President and Chief Financial Officer of Yellow Roadway (since November 2000); Vice President and Chief Financial Officer of Hillenbrand Industries, Inc. (1998–2000); Vice President and Chief Financial Officer of Worthington Industries (1993–1998).

Daniel J. Churay	42	Senior Vice President, General Counsel and Secretary of Yellow Roadway (since September 2002); Senior Counsel, Fulbright & Jaworski L.L.P. (2002); Deputy General Counsel and Assistant Secretary of Baker Hughes Incorporated (1998–2002).

James D. Staley	54	President and Chief Executive Officer of Roadway LLC (since December 2003); President and Chief Executive Officer of Roadway Corporation (2003); President and Chief Operating Officer of Roadway Express (1998–2003); Vice President—Operations of Roadway Express (1993–1998).

Robert L. Stull	49	President of Roadway Express, Inc (since March 2003); Vice President—New Venture Commerce of Roadway Corporation (1999–2003); Vice President—Western Division of Roadway Express, Inc. (1994–1999).

James L. Welch	50	President and Chief Executive Officer of Yellow Transportation (since June 2000); Central Group Vice President of Yellow Transportation (1998–2000).

Steven T. Yamasaki	50	Senior Vice President—Human Resources of Yellow Roadway (since May 2003); Senior Vice President—Human Resources of ConAgra Foods, Inc. (2003); Vice President—Human Resources of Honeywell International (1997–2003).

Bhadresh A. Sutaria	45	Vice President, Controller and Chief Accounting Officer of Yellow Roadway (since January 2004); Vice President, Finance and Strategy of Mascon (2000–2004); Associate Director, Corporate Planning and Analysis of Monsanto Corporation (1993–2000).

The terms of each Yellow Roadway officer designated above are scheduled to expire at the Board of Directors’ meeting immediately following our Annual Meeting of Shareholders. The terms of each officer of our subsidiary companies are scheduled to expire on the date of the next annual meeting of shareholders of that company or until the officer’s successor is elected or otherwise qualified or until the Board of Directors otherwise removes the officer. No family relationships exist among any of the executive officers named above.

We have adopted a written Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers. It is available in the governance section of the investor relations page of our website located at www.yellowroadway.com, or a copy may be obtained without charge by contacting the Company’s investor relations representative by telephone at (913) 696 6100 or by mail at Yellow Roadway Corporation, Attention: Investor Relations, 10990 Roe Avenue, Overland Park, KS 66211.

Item 11. Executive Compensation

The information required by this item is included under the caption “Executive Compensation” in our Proxy Statement related to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item relating to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is included under the captions “Amount and Nature of Beneficial Ownership” and “Equity Compensation Plan Information” in our Proxy Statement related to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountants Fees and Services

The information required by this item is included under the caption “Audit/Ethics Committee Report” in our Proxy Statement related to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements Schedule

Pages
Independent Auditors’ Report on Financial Statement Schedule	79

For the years ended December 31, 2004, 2003 and 2002: Schedule II—Valuation and Qualifying Accounts	80

Schedules other than those listed are omitted for the reason that they are not required or are not applicable.

(a) (2) Exhibits

Form 10-K Exhibits

2.1	Agreement and Plan of Merger, dated as of February 27, 2005, by and among Yellow Roadway Corporation, Yankee II LLC and USF Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed on February 27, 2005, Reg. No. 000-12255).

3.1	Certificate of Incorporation of the company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255).

3.2	Certificate of Amendment to the Certificate of Incorporation of the company changing the name of the company to Yellow Roadway Corporation (incorporated by reference to Exhibit 4.2 to the to Registration Statement on Form S-8, SEC File No. 333-111499).

3.3	Bylaws of the company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Reg. No. 000-12255).

4.1	Certificate of Incorporation of the company (incorporated by reference to Exhibit 3.1 to this Annual Report on Form 10-K), as amended by Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to this Annual Report on Form 10-K).

4.2	Bylaws (incorporated by reference to Exhibit 3.3 to this Annual Report on Form 10-K).

4.3	Indenture (including form of note) dated August 8, 2003 among Yellow Roadway Corporation, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to Yellow Roadway Corporation’s 5.0% Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-4, filed on August 19, 2003, Reg. No. 333-108081).

4.4	Registration Rights Agreement dated August 8, 2003 among Yellow Roadway Corporation, certain subsidiary guarantors and Deutsche Bank Securities Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-4, filed on August 19, 2003, Reg. No. 333-108081).

4.5	Indenture (including form of note) dated November 25, 2003 among Yellow Roadway Corporation, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to Yellow Roadway Corporation’s 3.375% Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8, filed on December 23, 2003, Reg. No. 333-111499).

4.6	Registration Rights Agreement dated November 25, 2003 among Yellow Roadway Corporation, certain subsidiary guarantors and Deutsche Bank Securities Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-8, filed on December 23, 2003, Reg. No. 333-111499).

4.7	Indenture (including form of note) dated November 30, 2001 among Roadway Corporation (predecessor in interest to Roadway LLC), certain subsidiary guarantors and SunTrust Bank, as trustee, relating to Roadway’s 8 ¼% Senior Notes due December 1, 2008 (incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-8, filed on December 23, 2003, Reg. No. 333-111499).

4.8	Supplemental Indenture, dated as of December 11, 2003, among Roadway LLC, as successor obligor, Yellow Roadway Corporation, as a Guarantor, and SunTrust Bank, as Trustee, supplementing the Indenture, dated as of November 30, 2001 for the Roadway Corporation 8¼% Senior Notes due December 1, 2008 (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K for the year ended December 31, 2003, Reg. No. 000-12255).

4.9	Indenture (including form of note) dated December 31, 2004, among Yellow Roadway Corporation, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to Yellow Roadway Corporation’s 5.0% Net Share Settled Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to Registration Statement on Form S-4/A, filed on November 30, 2004, Reg. No. 333-119990).

4.10	Indenture (including form of note) dated December 31, 2004, among Yellow Roadway Corporation, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to Yellow Roadway Corporation’s 3.375% Net Share Settled Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.8 to Amendment No. 1 to Registration Statement on Form S-4/A, filed on November 30, 2004, Reg. No. 333-119990).

10.1	Credit Agreement, dated as of September 10, 2004, among Yellow Roadway Corporation, the lenders party to the Credit Agreement, Bank of America, N.A., SunTrust Bank, as Syndication Agents, U.S. Bank National Association, Wachovia Bank, National Association, as Documentation Agents, JPMorgan Chase Bank, Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as UK Agent, and JPMorgan Chase Bank, as Administrative Agent. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on September 16, 2004, Reg. No. 000-12255).

10.2	Master Separation and Distribution Agreement dated as of September 30, 2002, between Yellow Roadway Corporation and SCS Transportation, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, Reg. No. 000-12255).

10.3	Tax Indemnification and Allocation Agreement dated as of September 30, 2002, between Yellow Roadway Corporation and SCS Transportation, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, Reg. No. 000-12255).

10.4	Receivables Sale Agreement, dated as of May 21, 2004, between Yellow Transportation, Inc. and Roadway Express, Inc., as the Originators, and Yellow Roadway Receivables Funding Corporation, as the Buyer (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Reg. No. 000-12255).

10.5	Amended and Restated Receivables Purchase Agreement, dated as of September 10, 2004, among Yellow Roadway Receivables Funding Corporation, as Seller, Falcon Asset Securitization Corporation, Blue Ridge Asset Funding Corporation, and Three Pillars Funding LLC, as Conduits, the financial institutions party thereto, as Committed Purchasers, Wachovia Bank, National Association, as Blue Ridge Agent, SunTrust Capital Markets, Inc., as Three Pillars Agent and Bank One, NA (Main Office Chicago), as Falcon Agent and as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on September 16, 2004, Reg. No. 000-12255).

10.6	Employment Agreement dated December 15, 1999 between Yellow Roadway Corporation and William D. Zollars (incorporated by reference to Exhibit 10 to the Annual Report on Form 10-K for the year ended December 31, 1999, Reg. No. 000-12255) and Amendment Number One to Employment Agreement dated December 15, 1999 between Yellow Roadway Corporation and William D. Zollars (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, Reg. No. 000-12255).

10.7	Employment Agreement, dated as of October 10, 2003, by and between Roadway LLC and James D. Staley (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to Registration Statement on Form S-4, filed on October 17, 2003, Reg. No. 333-108081).

10.8*	Form of Executive Severance Agreement between Yellow Roadway Corporation and its executive officers.

10.9	Yellow Roadway Corporation 2002 Stock Option and Share Award Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, SEC File No. 333-88268, filed on May 15, 2002).

10.10	1999 Stock Option Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, SEC File No. 333-49620, filed on November 9, 2000).

10.11*	1997 Stock Option Plan.

10.12	1996 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255).

10.13	1992 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255).

10.14	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255).

10.15	Form of Option Agreement pursuant to Directors’ Stock Compensation Plan for January 2003 grants (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255).

10.16	Form of Option Agreement pursuant to Directors’ Stock Compensation Plan for grants prior to January 2003 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255)

10.17	Supplemental Retirement Income Agreement dated July 20, 2001, between Yellow Roadway Corporation and Donald G. Barger, Jr. (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, Reg. No. 000-12255).

10.18	Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255).

10.19	Amended Directors’ Stock Compensation Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, SEC File No. 333-49618).

10.20	Roadway Corporation 401(a)(17) Benefit Plan (Effective January 1, 2002), as amended by First Amendment to the Roadway Corporation 401(a)(17) Benefit Plan and Second Amendment to the Roadway Corporation 401(a)(17) Benefit Plan (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2003, Reg. No. 000-12255).

10.21	Roadway Corporation Excess Benefit Plan (Effective as of January 1, 2002), as amended by First Amendment to the Roadway Corporation Excess Benefit Plan and Second Amendment to the Roadway Corporation Excess Benefit Plan (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2003, Reg. No. 000-12255).

10.22	Roadway LLC Pension Plan, amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2003, Reg. No. 000-12255).

10.23	Yellow Corporation Pension Plan, amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2003, Reg. No. 000-12255).

10.24	Yellow Roadway Corporation 2004 Long-term Incentive and Equity Award Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Reg. No. 000-12255).

10.25*	Yellow Roadway Corporation 2004 Long-term Incentive Plan.

10.26*	Form of Yellow Roadway Corporation Share Unit Agreement.

10.27*	Form of Yellow Roadway Corporation Director Share Unit Agreement.

10.28	Yellow Roadway Corporation Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on December 13, 2004, Reg. No. 000-12255)

10.29	Yellow Roadway Corporation Executive Ownership Guidelines (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on December 13, 2004, Reg. No. 000-12255)

16.1	Letter from Arthur Andersen LLP dated May 17, 2002, regarding change in certifying accountant (incorporated by reference to Exhibit 16 to the Current Report on Form 8-K for the event dated as of May 17, 2002)

21.1*	Subsidiaries of the company

23.1*	Consent of KMPG LLP

23.2*	Consent of Ernst & Young LLP

31.1*	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Roadway LLC and Subsidiaries Audited Consolidated Financial Statements for the year ended December 31, 2004 and the period December 12 to December 31, 2003

99.2*	Roadway LLC and Subsidiaries Audited Consolidated Financial Statements for the period January 1 to December 11, 2003 and the year ended December 31, 2002

99.3*	Roadway Express, Inc. and Subsidiaries Audited Consolidated Financial Statements for the year ended December 31, 2004 and the Period December 12 to December 31, 2003

99.4*	Roadway Express, Inc. and Subsidiaries Audited Consolidated Financial Statements for the period January 1 to December 11, 2003 and the year ended December 31, 2002

99.5*	Roadway Next Day Corporation Audited Consolidated Financial Statements for the year ended December 31, 2004 and the period December 12 to December 31, 2003

99.6*	Roadway Next Day Corporation Audited Consolidated Financial Statements for period January 1 to December 11, 2003 and the year ended December 31, 2002

*	Indicates documents filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Yellow Roadway Corporation:

Under date of March 4, 2005, we reported on the consolidated balance sheets of Yellow Roadway Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2004, which appears in the December 31, 2004 annual report on Form 10-K of Yellow Roadway Corporation. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts (Schedule II). The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Kansas City, Missouri

March 4, 2005

Schedule II

Yellow Roadway Corporation and Subsidiaries

Valuation and Qualifying Accounts

For the Years Ended December 31, 2004, 2003 and 2002

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
Description	Balance, Beginning Of Year(a)	-1- Charged To Costs/ Expenses	-2- Charged To Other Accounts		Deductions(b)	Balance, End Of Year(d)
	(in millions)
Year ended December 31, 2004:
Deducted from asset account—
Allowance for uncollectible accounts	$20.8	$22.3	$0.4		$(21.1)	$22.4

Added to liability account—
Claims and insurance accruals	$299.3	$207.2	$0.2		$(185.9)	$320.8

Year ended December 31, 2003:
Deducted from asset account—
Allowance for uncollectible accounts	$15.7	$14.7	$6.2	(c)	$(15.8)	$20.8

Added to liability account—
Claims and insurance accruals	$115.2	$114.6	$170.4	(c)	$(100.9)	$299.3

Year ended December 31, 2002:
Deducted from asset account—
Allowance for uncollectible accounts	$7.7	$25.8	$0.2		$(18.0)	$15.7

Added to liability account—
Claims and insurance accruals	$110.3	$95.9	$—		$(91.0)	$115.2

(a)	All balances shown have been reclassified to reflect valuation and qualifying accounts of continuing operations due to the spin-off of SCST on September 30, 2002.
(b)	Regarding the allowance for uncollectible accounts, amounts primarily relate to uncollectible accounts written off, net of recoveries. For the claims and insurance accruals, amounts primarily relate to payments of claims and insurance.
(c)	These amounts primarily represent the beginning balances for Roadway LLC as of December 11, 2003.
(d)	2003 balances include the results of Roadway LLC from the date of acquisition (December 11) through December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YELLOW ROADWAY CORPORATION

By:	/S/ WILLIAM D. ZOLLARS
William D. Zollars
Chairman of the Board, President
and Chief Executive Officer

March	15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ DONALD G. BARGER, JR.	Senior Vice President	March 15, 2005
Donald G. Barger, Jr.	and Chief Financial Officer

/S/ BHADRESH A. SUTARIA	Vice President, Corporate	March 15, 2005
Bhadresh A. Sutaria	Controller & Chief Accounting
Officer

/S/ CASSANDRA C. CARR	Director	March 15, 2005
Cassandra C. Carr

/S/ HOWARD M. DEAN	Director	March 15, 2005
Howard M. Dean

/S/ FRANK P. DOYLE	Director	March 15, 2005
Frank P. Doyle

/S/ JOHN F. FIEDLER	Director	March 15, 2005
John. F. Fiedler

/S/ DENNIS E. FOSTER	Director	March 15, 2005
Dennis E. Foster

/S/ JOHN C. MCKELVEY	Director	March 15, 2005
John C. McKelvey

/S/ PHILLIP J. MEEK	Director	March 15, 2005
Phillip J. Meek

/S/ WILLIAM L. TRUBECK	Director	March 15, 2005
William L. Trubeck

/S/ CARL W. VOGT	Director	March 15, 2005
Carl W. Vogt