Form 10-Q
period 2005-03-31
YELLOW ROADWAY CORP
filed 2005-05-09
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2005
Common Stock, $1 Par Value Per Share	48,866,794 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Yellow Roadway Corporation and Subsidiaries

(Amounts in thousands except per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$101,385	$106,489
Accounts receivable, net	814,202	778,596
Prepaid expenses and other	166,414	168,356

Total current assets	1,082,001	1,053,441

Property and Equipment:
Cost	2,671,736	2,672,289
Less – accumulated depreciation	1,256,731	1,249,571

Net property and equipment	1,415,005	1,422,718

Goodwill	634,364	632,141
Intangibles, net	464,975	468,310
Other assets	49,629	50,559

Total assets	$3,645,974	$3,627,169

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$257,774	$307,089
Wages, vacations and employees’ benefits	397,026	427,731
Other current and accrued liabilities	233,453	210,519
Current maturities of contingently convertible notes	400,000	250,000
Current maturities of long-term debt	4,400	4,400

Total current liabilities	1,292,653	1,199,739

Other Liabilities:
Long-term debt, less current portion	252,320	403,535
Deferred income taxes, net	319,644	319,839
Claims and other liabilities	511,035	489,865
Commitments and contingencies

Shareholders’ Equity:
Common stock, $1 par value per share	50,976	51,303
Preferred stock, $1 par value per share	—	—
Capital surplus	714,470	694,504
Retained earnings	600,377	550,484
Accumulated other comprehensive loss	(33,016)	(33,159)
Unamortized restricted stock awards	(22,864)	(10,479)
Treasury stock, at cost (2,093 and 2,066 shares)	(39,621)	(38,462)

Total shareholders’ equity	1,270,322	1,214,191

Total liabilities and shareholders’ equity	$3,645,974	$3,627,169

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

Yellow Roadway Corporation and Subsidiaries

For the Three Months Ended March 31

(Amounts in thousands except per share data)

(Unaudited)

	2005	2004
Operating Revenue	$1,677,961	$1,552,135

Operating Expenses:
Salaries, wages and employees’ benefits	1,033,447	993,550
Operating expenses and supplies	256,457	238,357
Operating taxes and licenses	42,819	40,565
Claims and insurance	28,862	30,013
Depreciation and amortization	45,968	40,606
Purchased transportation	183,653	167,264
(Gains) losses on property disposals, net	(3,234)	462

Total operating expenses	1,587,972	1,510,817

Operating Income	89,989	41,318

Nonoperating (Income) Expenses:
Interest expense	8,615	11,910
Other	771	(120)

Nonoperating expenses, net	9,386	11,790

Income Before Income Taxes	80,603	29,528
Income tax provision	30,710	11,372

Net Income	$49,893	$18,156

Average Common Shares Outstanding – Basic	48,797	47,874

Average Common Shares Outstanding – Diluted	52,193	48,246

Basic Earnings Per Share	$1.02	$0.38

Diluted Earnings Per Share	$0.96	$0.38

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

Yellow Roadway Corporation and Subsidiaries

For the Three Months Ended March 31

(Amounts in thousands)

(Unaudited)

	2005	2004
Operating Activities:
Net income	$49,893	$18,156
Noncash items included in net income:
Depreciation and amortization	45,968	40,606
(Gains) losses on property disposals, net	(3,234)	462
Deferred income tax provision, net	(193)	(3,602)
Changes in assets and liabilities, net:
Accounts receivable	(31,334)	(25,644)
Accounts payable	(49,755)	(60,204)
Other working capital items	1,116	111,285
Claims and other	15,138	10,395
Other, net	3,623	(1,725)

Net cash provided by operating activities	31,222	89,729

Investing Activities:
Acquisition of property and equipment	(42,723)	(57,931)
Proceeds from disposal of property and equipment	8,932	350
Acquisition of companies	(3,203)	(7,881)

Net cash used in investing activities	(36,994)	(65,462)

Financing Activities:
ABS borrowings, net	—	(58,500)
Repayment of long-term debt	—	(22,014)
Proceeds from exercise of stock options	668	1,769

Net cash provided by (used in) financing activities	668	(78,745)

Net Decrease In Cash and Cash Equivalents	(5,104)	(54,478)

Cash and Cash Equivalents, Beginning of Period	106,489	75,166

Cash and Cash Equivalents, End of Period	$101,385	$20,688

Supplemental Cash Flow Information:
Income taxes paid (refunds), net	$10,030	$(15,146)
Interest paid	6,826	8,791

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

Yellow Roadway Corporation (also referred to as “Yellow Roadway,” “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of asset and non-asset-based transportation services. Our operating subsidiaries include the following:

•	Yellow Transportation, Inc. (“Yellow Transportation”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. Approximately 40% of Yellow Transportation shipments are completed in two days or less.

•	Roadway Express, Inc. (“Roadway Express”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through regionalized management and customer facing organizations. Approximately 30% of Roadway Express shipments are completed in two days or less. Roadway Express owns 100% of Reimer Express Lines Ltd. (“Reimer”), located in Canada, that specializes in shipments into, across and out of Canada.

•	Roadway Next Day Corporation is a holding company focused on business opportunities in the regional and next-day delivery lanes. Roadway Next Day Corporation owns 100% of New Penn Motor Express, Inc. (“New Penn”), which provides regional, next-day ground services through a network of facilities located in the Northeastern United States (“U.S.”); Quebec, Canada; and Puerto Rico.

•	Meridian IQ, Inc. (“Meridian IQ”) is a non-asset-based global transportation management company that plans and coordinates the movement of goods throughout the world, providing customers a quick return on investment, more efficient supply-chain processes and a single source for transportation management solutions.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Yellow Roadway Corporation and its wholly owned subsidiaries. We have prepared the consolidated financial statements, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

3.	Stock-Based Compensation

Yellow Roadway has various stock-based employee compensation plans, which are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2004. Yellow Roadway accounts for stock options issued under those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We do not reflect compensation costs in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

We estimated the fair value per option for each option granted in the periods presented using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 31:

	2005	2004
Actual options granted	—	28,000
Dividend yield	n/a	—%
Expected volatility	n/a	45.2%
Risk-free interest rate	n/a	2.6%
Expected option life (years)	n/a	3.6
Fair value per option	n/a	$12.61

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, for the three months ended March 31:

(in millions except per share data)	2005	2004
Net income, as reported	$49.9	$18.2
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.2	0.5

Pro forma net income	$49.7	$17.7

Basic earnings per share:
Net income – as reported	$1.02	$0.38
Net income – pro forma	1.02	0.37

Diluted earnings per share:
Net income – as reported	$0.96	$0.38
Net income – pro forma	0.95	0.37

During the three months ended March 31, 2005, we recorded the issuance of 264,085 share units and 8,975 shares of restricted stock to certain executive officers, key employees and our Board of Directors under our long-term incentive and equity award plan. The weighted-average grant-date fair value of these awards was $59.63 per unit. According to the plan provisions, the share units provide the holders the right to receive one share of common stock upon vesting of one share unit. With respect to 142,226 units awarded, the vesting provision states that 50% of the awarded performance share units will vest three years from the date of grant and the remaining 50% will vest six years from the date of grant. With respect to 114,781 units, the entire award vests on the third anniversary of the date of grant.

The related compensation expense for the share units and restricted stock discussed above is included in the consolidated statements of operations ratably over the service period, defined as the performance period and vesting period combined. The performance share units and restricted stock are not reflected in the fair value or pro forma results above.

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

USF Corporation

On February 27, 2005, Yellow Roadway and USF Corporation (“USF”) announced that they had entered into a definitive agreement pursuant to which Yellow Roadway will acquire USF through the merger of USF with a wholly owned subsidiary of

Yellow Roadway. On May 2, 2005, Yellow Roadway and USF announced revised terms of the proposed transaction, which is expected to have a transaction value of approximately $1.3 billion. Yellow Roadway will also assume approximately $99 million in net USF debt, resulting in a total enterprise value of approximately $1.4 billion. Each USF shareholder is entitled to receive $29.25 per share in cash and 0.31584 shares of Yellow Roadway stock for each share of USF stock. The transaction is subject to the approval of shareholders of USF. Assuming that all conditions to the merger agreement are satisfied or waived, we expect the transaction to close in the second quarter of 2005.

GPS Asia

In March 2005, MIQ LLC exercised and closed its option to purchase GPS Logistics Group Ltd., the Asian operations of GPS Logistics, Inc., and in turn, made a payment of $5.7 million ($3.2 million net of cash acquired). Under the terms of the purchase agreement, this payment is subject to subsequent upward and downward adjustments based on the financial performance of the Asia business through March 2007. Additional earn out payments could be required based on the financial performance of the Asia business during the period March 2007 to March 2009. The pro forma effect of this acquisition is not material to our results of operations.

5.	Goodwill and Intangibles

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. In accordance with SFAS No. 142, we review goodwill at least annually for impairment based on a fair value approach.

The following table shows the amount of goodwill attributable to our operating segments with goodwill balances and changes therein:

(in millions)	Roadway Express	New Penn	Meridian IQ	Total
Balances at December 31, 2004	$545.2	$58.6	$28.3	$632.1
Goodwill resulting from acquisition	—	(0.4)	2.7	2.3

Balances at March 31, 2005	$545.2	$58.2	$31.0	$634.4

The components of amortizable intangible assets are as follows:

		March 31, 2005		December 31, 2004
(in millions)	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	17	$118.2	$10.9	$118.2	$9.0
Marketing related	6	1.0	0.4	1.0	0.4
Technology based	3	17.5	7.5	17.5	6.1

Intangible assets		$136.7	$18.8	$136.7	$15.5

Total marketing related intangible assets with indefinite lives, primarily tradenames, were $345.6 million at March 31, 2005 and $346.9 million at December 31, 2004. Certain foreign currency translation adjustments are also reflected in the intangible amounts. These intangible assets are not subject to amortization, but are subjected to annual impairment tests.

6.	Employee Benefits

Components of Net Periodic Pension and Other Postretirement Cost

The following table sets forth the components of our pension and other postretirement costs for the three months ended March 31:

	Pension Costs		Other Postretirement Costs
(in millions)	2005	2004	2005	2004
Service cost	$10.6	$10.2	$0.2	$0.5
Interest cost	14.9	14.5	0.5	0.8
Expected return on plan assets	(13.8)	(13.3)	—	—
Amortization of prior service cost	0.4	0.3	0.1	—
Amortization of net loss (gain)	2.6	1.8	(0.1)	—

Net periodic pension cost	$14.7	$13.5	$0.7	$1.3

Employer Contributions

We expect to contribute approximately $49.5 million to our pension plans in 2005. As of March 31, 2005, our contributions to the pension plans have not been significant.

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

We have four reportable segments, which are strategic business units that offer complementary transportation services to their customers. Yellow Transportation and Roadway Express are carriers that provide comprehensive regional, national and international transportation services. New Penn is a carrier that focuses on business opportunities in the regional and next-day delivery lanes. Meridian IQ, our non-asset-based segment, provides domestic and international freight forwarding, multi-modal brokerage services, and transportation management services.

The accounting policies of the segments are the same as those described in the Summary of Accounting Policies note in our Annual Report on Form 10-K for the year ended December 31, 2004. We charge management fees and other corporate services to our segments based on the direct benefits received or as a percentage of revenue. Corporate operating losses represent operating expenses of the holding company, including salaries, wages and benefits, along with incentive compensation and professional services for all periods presented. Corporate identifiable assets primarily refer to cash, cash equivalents and deferred debt issuance costs. Intersegment revenue relates to transportation services provided by Yellow Transportation to Meridian IQ and Roadway Express as well as charges to Yellow Transportation for use of various Meridian IQ service names.

The following table summarizes our operations by business segment:

(in millions)	Yellow Transportation	Roadway Express	New Penn	Meridian IQ	Corporate/ Eliminations	Consolidated
As of March 31, 2005 Identifiable assets	$1,012.4	$2,105.4	$248.8	$117.6	$161.8	$3,646.0

As of December 31, 2004 Identifiable assets	1,030.4	2,110.4	248.9	108.0	129.5	3,627.2

Three months ended March 31, 2005
External revenue	790.5	766.2	65.4	55.9	—	1,678.0
Intersegment revenue	0.7	0.6	—	0.5	(1.8)	—
Operating income (loss)	48.8	37.1	8.0	1.0	(4.9)	90.0
Adjustments to operating income(a)	(2.6)	(0.6)	—	—	—	(3.2)
Adjusted operating income (loss)(b)	46.2	36.5	8.0	1.0	(4.9)	86.8

Three months ended March 31, 2004
External revenue	733.8	717.1	56.1	45.1	—	1,552.1
Intersegment revenue	0.7	—	—	0.6	(1.3)	—
Operating income (loss)	26.4	15.0	5.8	0.6	(6.5)	41.3
Adjustments to operating income(a)	0.5	—	—	—	—	0.5
Adjusted operating income (loss)(b)	26.9	15.0	5.8	0.6	(6.5)	41.8

(a)	Management excludes these items when evaluating operating income and segment performance to better evaluate the results of our core operations. In the periods presented, adjustments consisted of losses (gains) on property disposals.
(b)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.

8.	Comprehensive Income

Our comprehensive income for the periods presented includes net income and foreign currency translation adjustments. Comprehensive income for the three months ended March 31 follows:

(in millions)	2005	2004
Net income	$49.9	$18.2
Other comprehensive income, net of tax:
Changes in foreign currency translation adjustments	0.6	—

Other comprehensive income	0.6	—

Comprehensive income	$50.5	$18.2

9.	Rental Expenses

We incur rental expenses under non-cancelable lease agreements for certain buildings and operating equipment. Rental expense is charged to “operating expenses and supplies” on the Statements of Consolidated Operations. The following table represents the actual rental expense, as reflected in operating income, incurred for the three months ended March 31:

(in millions)	2005	2004
Rental expense	$27.1	$23.5

10.	Multi-Employer Pension Plans

Yellow Transportation, Roadway Express and New Penn contribute to approximately 90 separate multi-employer health, welfare and pension plans for employees covered by collective bargaining agreements (approximately 80% of total employees). The largest of these plans, the Central States Southeast and Southwest Areas Pension Plan (the “Central States Plan”) provides retirement benefits to approximately 53% of our total employees. The amounts of these contributions are determined by contract and established in the agreements. The health and welfare plans provide health care and disability benefits to active employees and retirees. The pension plans provide defined benefits to retired participants. We recognize as net pension cost the required contribution for the period and recognize as a liability any contributions due and unpaid.

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

Yellow Transportation, Roadway Express and New Penn each have collective bargaining agreements with their unions that stipulate the amount of contributions each company must make to union-sponsored, multi-employer pension plans. The Internal Revenue Code and related regulations establish minimum funding requirements for these plans. Under legislation passed in April 2004, qualified multi-employer plans are permitted to exclude certain recent investment losses from the minimum funding formula through 2005. The Central States Plan, in particular, has informed us that its recent investment performance has adversely affected its funding levels and that the fund is seeking corrective measures to address its funding. During the benefit period of the April 2004 legislation, the Central States Plan is expected to meet the minimum funding requirements. In the unlikely event that the Central States Plan does not elect to receive the benefit of the legislation, the Company believes that the plan would not meet the minimum funding requirements that the Code and related regulations require. If any of these multi-employer pension plans, including the Central States Plan, fails to meet minimum funding requirements and the trustees of such a plan are unable to obtain a waiver of the requirements or certain changes in how the applicable plan calculates its funding level from the Internal Revenue Service (“IRS”) or reduce pension benefits to a level where the requirements are met, the IRS could impose an excise tax on all employers participating in these plans. To avoid these taxes, contributions in excess of our contractually agreed upon rates could be required to correct the funding deficiency. If an excise tax were imposed on the participating employers or additional contributions required, it could have a material adverse impact on the financial results of Yellow Roadway.

11.	Guarantees of the Contingent Convertible Senior Notes

In August 2003, Yellow Roadway issued 5.0% contingent convertible senior notes due 2023. In November 2003, we issued 3.375% contingent convertible senior notes due 2023 (the August and November issuances, collectively, may also be known as the “contingent convertible senior notes”). In December 2004, we completed exchange offers pursuant to which holders of the contingent convertible senior notes could exchange their notes for an equal amount of new net share settled contingent convertible senior notes. Substantially all notes were exchanged as a part of the exchange offers. In connection with the net share settled contingent convertible senior notes, the following 100% owned subsidiaries of Yellow Roadway have issued guarantees in favor of the holders of the net share settled contingent convertible senior notes: Yellow Transportation, Inc., Mission Supply Company, Yellow Relocation Services, Inc., Yellow Roadway Technologies, Inc., Meridian IQ, Inc., MIQ LLC (formerly Yellow GPS, LLC), Globe.com Lines, Inc., Roadway LLC, Roadway Next Day Corporation, and Roadway Express, Inc. Each of the guarantees is full and unconditional and joint and several.

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

The following represents summarized condensed consolidating financial information as of March 31, 2005 and December 31, 2004 with respect to the financial position and for the three months ended March 31, 2005 and 2004 for results of operations and for the statements of cash flows of Yellow Roadway and its subsidiaries. The Parent column presents the financial information of Yellow Roadway, the primary obligor of the contingent convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries governed by foreign laws, Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our asset backed securitization (“ABS”) agreements.

Condensed Consolidating Balance Sheets

March 31, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$78	$7	$16	$—	$101
Intercompany advances receivable	—	411	54	(465)	—
Accounts receivable, net	4	45	775	(10)	814
Prepaid expenses and other	4	147	16	—	167

Total current assets	86	610	861	(475)	1,082
Property and equipment	—	2,536	136	—	2,672
Less – accumulated depreciation	—	1,234	23	—	1,257

Net property and equipment	—	1,302	113	—	1,415
Investment in subsidiaries	1,395	108	—	(1,503)	—
Receivable from affiliate	(45)	51	(6)	—	—
Goodwill, intangibles and other assets	218	1,107	174	(350)	1,149

Total assets	$1,654	$3,178	$1,142	$(2,328)	$3,646

Intercompany advances payable	$—	$—	$675	$(675)	$—
Accounts payable	12	217	29	—	258
Wages, vacations and employees’ benefits	7	371	19	—	397
Other current and accrued liabilities	(4)	223	15	—	234
Current maturities of contingently convertible notes	400	—	—	—	400
Current maturities of long-term debt	—	4	—	—	4

Total current liabilities	415	815	738	(675)	1,293
Payable to affiliate	(27)	20	157	(150)	—
Long-term debt, less current portion	—	252	—	—	252
Deferred income taxes, net	(6)	286	40	—	320
Claims and other liabilities	20	481	10	—	511
Commitments and contingencies
Shareholders’ equity	1,252	1,324	197	(1,503)	1,270

Total liabilities and shareholders’ equity	$1,654	$3,178	$1,142	$(2,328)	$3,646

December 31, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$82	$7	$17	$—	$106
Intercompany advances receivable	—	484	—	(484)	—
Accounts receivable, net	3	14	762	—	779
Prepaid expenses and other	4	149	15	—	168

Total current assets	89	654	794	(484)	1,053
Property and equipment at cost	—	2,541	131	—	2,672
Less – accumulated depreciation	—	1,231	18	—	1,249

Net property and equipment	—	1,310	113	—	1,423
Investment in subsidiaries	1,162	97	—	(1,259)	—
Receivable from affiliate	8	127	39	(174)	—
Goodwill, intangibles and other assets	218	953	180	(200)	1,151

Total assets	$1,477	$3,141	$1,126	$(2,117)	$3,627

Intercompany advances payable	$—	$—	$684	$(684)	$—
Accounts payable	8	276	23	—	307
Wages, vacations and employees’ benefits	17	391	20	—	428
Other current and accrued liabilities	—	117	7	—	124
ABS borrowings	17	66	3	—	86
Current maturities of contingently convertible notes	250	—	—	—	250
Current maturities of long-term debt	—	4	—	—	4

Total current liabilities	292	854	737	(684)	1,199
Payable to affiliate	—	16	158	(174)	—
Long-term debt, less current portion	150	254	—	—	404
Deferred income taxes, net	(5)	286	39	—	320
Claims and other liabilities	18	457	15	—	490
Commitments and contingencies
Shareholders’ equity	1,022	1,274	177	(1,259)	1,214

Total liabilities and shareholders’ equity	$1,477	$3,141	$1,126	$(2,117)	$3,627

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$15	$1,604	$130	$(71)	$1,678

Operating expenses:
Salaries, wages and employees’ benefits	11	960	62	—	1,033
Operating expenses and supplies	9	294	23	(70)	256
Operating taxes and licenses	—	41	2	—	43
Claims and insurance	—	28	1	—	29
Depreciation and amortization	—	41	5	—	46
Purchased transportation	—	154	31	(1)	184
Operating (gains) and losses	—	(3)	—	—	(3)

Total operating expenses	20	1,515	124	(71)	1,588

Operating income (loss)	(5)	89	6	—	90

Nonoperating (income) expenses:
Interest expense	6	17	11	(26)	8
Other	(7)	12	(30)	26	1

Nonoperating (income) expenses, net	(1)	29	(19)	—	9

Income (loss) before income taxes	(4)	60	25	—	81
Income tax provision (benefit)	—	22	9	—	31
Subsidiary earnings	54	16	—	(70)	—

Net income (loss)	$50	$54	$16	$(70)	$50

For the three months ended March 31, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$11	$1,449	$105	$(13)	$1,552

Operating expenses:
Salaries, wages and employees’ benefits	11	930	53	—	994
Operating expenses and supplies	5	225	20	(12)	238
Operating taxes and licenses	—	39	2	—	41
Claims and insurance	1	28	1	—	30
Depreciation and amortization	—	37	4	—	41
Purchased transportation	—	148	19	—	167

Total operating expenses	17	1,407	99	(12)	1,511

Operating income (loss)	(6)	42	6	(1)	41

Nonoperating (income) expenses:
Interest expense	8	8	1	(5)	12
Other	(31)	11	(11)	31	—

Nonoperating (income) expenses, net	(23)	19	(10)	26	12

Income (loss) before income taxes	17	23	16	(27)	29
Income tax provision (benefit)	(3)	9	5	—	11
Subsidiary earnings	22	(3)	—	(19)	—

Net income (loss)	$42	$11	$11	$(46)	$18

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(24)	$6	$49	$—	$31

Investing activities:
Acquisition of property and equipment	—	(34)	(9)	—	(43)
Proceeds from disposal of property and equipment	—	9	—	—	9
Acquisition of companies	(6)	—	3	—	(3)

Net cash used in investing activities	(6)	(25)	(6)	—	(37)

Financing activities:
Proceeds from exercise of stock options	1	—	—	—	1
Intercompany advances / repayments	25	19	(44)	—	—

Net cash provided by (used in) financing activities	26	19	(44)	—	1

Net decrease in cash and cash equivalents	(4)	—	(1)	—	(5)
Cash and cash equivalents, beginning of period	82	7	17	—	106

Cash and cash equivalents, end of period	$78	$7	$16	$—	$101

For the three months ended March 31, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$66	$285	$(37)	$(224)	$90

Investing activities:
Acquisition of property and equipment	—	(54)	(3)	—	(57)
Proceeds from disposal of property and equipment	—	(1)	1	—	—
Acquisition of companies	(8)	—	—	—	(8)

Net cash used in investing activities	(8)	(55)	(2)	—	(65)

Financing activities:
ABS borrowings, net	—	—	(59)	—	(59)
Repayment of long-term debt	(22)	—	—	—	(22)
Proceeds from stock options	2	—	—	—	2
Intercompany advances / repayments	(56)	(247)	79	224	—

Net cash provided by (used in) financing activities	(76)	(247)	20	224	(79)

Net decrease in cash and cash equivalents	(18)	(17)	(19)	—	(54)
Cash and cash equivalents, beginning of Period	19	20	36	—	75

Cash and cash equivalents, end of period	$1	$3	$17	$—	$21

12.	Guarantees of the Senior Notes Due 2008

In connection with the senior notes due 2008 that Yellow Roadway assumed by virtue of its merger with Roadway, and in addition to the primary obligor, Roadway LLC, Yellow Roadway and its following 100% owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2008: Roadway Next Day Corporation, New Penn Motor Express, Inc., Roadway Express, Inc., Roadway Reverse Logistics, Inc. and Roadway Express International, Inc. Each of the guarantees is full and unconditional and joint and several.

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

The following represents summarized condensed consolidating financial information of Yellow Roadway and its subsidiaries as of March 31, 2005 and December 31, 2004 with respect to the financial position, for the three months ended March 31, 2005 and 2004, for results of operations and for statements of cash flows. The primary obligor column presents the financial information of Roadway LLC. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2008 including Yellow Roadway, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheets

March 31, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$86	$15	$—	$101
Intercompany advances receivable	—	517	—	(517)	—
Accounts receivable, net	—	19	805	(10)	814
Prepaid expenses and other	11	90	66	—	167

Total current assets	11	712	886	(527)	1,082
Property and equipment	—	859	1,813	—	2,672
Less – accumulated depreciation	—	78	1,179	—	1,257

Net property and equipment	—	781	634	—	1,415
Investment in subsidiaries	681	48	9	(738)	—
Receivable from affiliate	107	(61)	(46)	—	—
Goodwill, intangibles and other assets	656	1,048	95	(650)	1,149

Total assets	$1,455	$2,528	$1,578	$(1,915)	$3,646

Intercompany advances payable	$—	$—	$527	$(527)	$—
Accounts payable	—	102	156	—	258
Wages, vacations and employees’ benefits	—	218	179	—	397
Other current and accrued liabilities	9	106	119	—	234
Current maturities of contingently convertible notes	—	400	—	—	400
Current maturities of long-term debt	—	—	4	—	4

Total current liabilities	9	826	985	(527)	1,293
Payable to affiliate	—	623	27	(650)	—
Long-term debt, less current portion	243	—	9	—	252
Deferred income taxes, net	(9)	212	117	—	320
Claims and other liabilities	—	338	173	—	511
Commitments and contingencies
Shareholders’ equity	1,212	529	267	(738)	1,270

Total liabilities and shareholders’ equity	$1,455	$2,528	$1,578	$(1,915)	$3,646

December 31, 2004 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$89	$17	$—	$106
Intercompany advances receivable	76	542	—	(618)	—
Accounts receivable, net	—	(1)	780	—	779
Prepaid expenses and other	11	69	88	—	168

Total current assets	87	699	885	(618)	1,053
Property and equipment	—	876	1,796	—	2,672
Less – accumulated depreciation	—	70	1,179	—	1,249

Net property and equipment	—	806	617	—	1,423
Investment in subsidiaries	671	57	1	(729)	—
Receivable from affiliate	650	(12)	12	(650)	—
Goodwill, intangibles and other assets	6	1,045	100	—	1,151

Total assets	$1,414	$2,595	$1,615	$(1,997)	$3,627

Intercompany advances payable	$—	$—	$618	$(618)	$—
Accounts payable	—	123	184	—	307
Wages, vacations and employees’ benefits	—	238	190	—	428
Claims and insurance accruals	—	59	65	—	124
Other current and accrued liabilities	(16)	71	31	—	86
Current maturities of contingently convertible notes	—	250	—	—	250
Current maturities of long-term debt	—	—	4	—	4

Total current liabilities	(16)	741	1,092	(618)	1,199
Payable to affiliate	—	626	24	(650)	—
Long-term debt, less current portion	244	150	10	—	404
Deferred income taxes, net	(9)	212	117	—	320
Claims and other liabilities	—	334	156	—	490
Commitments and contingencies
Shareholders’ equity	1,195	532	216	(729)	1,214

Total liabilities and shareholders’ equity	$1,414	$2,595	$1,615	$(1,997)	$3,627

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$739	$939	$—	$1,678

Operating expenses:
Salaries, wages and employees’ benefits	—	505	528	—	1,033
Operating expenses and supplies	—	70	186	—	256
Operating taxes and licenses	—	20	23	—	43
Claims and insurance	—	12	17	—	29
Depreciation and amortization	—	20	26	—	46
Purchased transportation	—	74	110	—	184
Operating (gains) and losses	—	(1)	(2)	—	(3)

Total operating expenses	—	700	888	—	1,588

Operating income (loss)	—	39	51	—	90

Nonoperating (income) expenses:
Interest expense	3	7	11	(13)	8
Other	(13)	21	(20)	13	1

Nonoperating (income) expenses, net	(10)	28	(9)	—	9

Income (loss) before income taxes	10	11	60	—	81
Income tax provision	4	5	22	—	31
Subsidiary earnings	44	38	—	(82)	—

Net income (loss)	$50	$44	$38	$(82)	$50

For the three months ended March 31, 2004 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$751	$814	$(13)	$1,552

Operating expenses:
Salaries, wages and employees’ benefits	—	491	503	—	994
Operating expenses and supplies	—	127	123	(12)	238
Operating taxes and licenses	—	18	23	—	41
Claims and insurance	—	15	15	—	30
Depreciation and amortization	—	18	23	—	41
Purchased transportation	—	70	98	(1)	167

Total operating expenses	—	739	785	(13)	1,511

Operating income (loss)	—	12	29	—	41

Nonoperating (income) expenses:
Interest expense	3	21	6	(18)	12
Other	(13)	(6)	2	17	—

Nonoperating (income) expenses, net	(10)	15	8	(1)	12

Income (loss) before income taxes	10	(3)	21	1	29
Income tax provision	4	(1)	8	—	11
Subsidiary earnings	4	13	—	(17)	—

Net income (loss)	$10	$11	$13	$(16)	$18

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$31	$(62)	$62	$—	$31

Investing activities:
Acquisition of property and equipment	—	(12)	(31)	—	(43)
Proceeds from disposal of property and equipment	—	2	7	—	9
Acquisition of companies	—	(6)	3	—	(3)

Net cash used in investing activities	—	(16)	(21)	—	(37)

Financing activities:
Proceeds from exercise of stock options	—	1	—	—	1
Intercompany advances / repayments	(31)	74	(43)	—	—

Net cash provided by (used in) financing activities	(31)	75	(43)	—	1

Net decrease in cash and cash equivalents	—	(3)	(2)	—	(5)
Cash and cash equivalents, beginning of period	—	89	17	—	106

Cash and cash equivalents, end of period	$—	$86	15	$—	$101

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2004 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$14	$79	$(3)	$—	$90

Investing activities:
Acquisition of property and equipment	—	(16)	(41)	—	(57)
Proceeds from disposal of property and equipment	—	—	—	—	—
Acquisition of companies	—	(8)	—	—	(8)

Net cash used in investing activities	—	(24)	(41)	—	(65)

Financing activities:
ABS borrowings, net	—	—	(59)	—	(59)
Repayment of long-term debt	—	(22)	—	—	(22)
Proceeds from exercise of stock options	—	2	—	—	2
Intercompany advances / repayments	(14)	(89)	103	—	—

Net cash provided by (used in) financing activities	(14)	(109)	44	—	(79)

Net decrease in cash and cash equivalents	—	(54)	—	—	(54)
Cash and cash equivalents, beginning of period	—	62	13	—	75

Cash and cash equivalents, end of period	$—	$8	$13	$—	$21

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

Yellow Transportation Results

Yellow Transportation represented approximately 47% of our consolidated revenue in the first quarter of 2005 and 2004. The table below provides summary financial information for Yellow Transportation for the three months ended March 31:

(in millions)	2005	2004	Percent Change
Operating revenue	$791.2	$734.5	7.7%
Operating income	48.8	26.4	84.8%
Adjustments to operating income(a)	(2.6)	0.5	420.0%
Adjusted operating income(b)	46.2	26.9	71.7%
Operating ratio	93.8%	96.4%	(2.6	)(c)
Adjusted operating ratio	94.2%	96.3%	(2.1)

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations (see discussion below).
(b)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles
(c)	Percentage points.

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Yellow Transportation reported record first quarter revenue in 2005 of $791.2 million, representing an increase of $56.7 million or 7.7% from the first quarter of 2004. The revenue increase resulted from improved yield, higher fuel surcharge revenue and a continued emphasis on premium services. The fuel surcharge, adjusted weekly and based on a national index, represents an amount charged to customers that adjusts for changing fuel prices and is common throughout the transportation industry. The two primary components of less-than-truckload (“LTL”) revenue are tonnage, comprised of the number of shipments and the weight per shipment, and price, usually evaluated on a per hundred weight basis. In the first quarter of 2005, Yellow Transportation LTL tonnage declined by 1.0% per day and LTL revenue per hundred weight improved by 8.4% from the first quarter of 2004.

During the first quarter of 2005, a new next-day offering was introduced that was successfully implemented with excellent operational performance. Additionally, premium services, an integral part of our strategy to offer a broad portfolio of services and meet the increasingly complex transportation needs of our customers, continued to deliver significant revenue growth. Premium services at Yellow Transportation include, among others, Exact Express®, an expedited and time-definite ground service with a 100% satisfaction guarantee. Total Exact Express revenue increased in the first quarter of 2005 by 17.1%.

Yellow Transportation operating income improved by $22.4 million or 84.8% in the first quarter of 2005 compared to the first quarter of 2004. Operating income increased due to higher revenue, including fuel surcharge revenue, and our continued ability to effectively balance volume and price. Increased wage and benefit rates, primarily contractual, and increased purchased transportation partially offset the operating income improvement. Operating expenses as a percentage of revenue decreased in the first quarter of 2005 by 2.6 percentage points compared to the first quarter of 2004, resulting in an operating ratio of 93.8%. Operating ratio refers to a common industry measurement calculated by dividing a company’s operating expenses by its operating revenue.

In addition to the operating ratio, we evaluate our results based on incremental margins, or the change in adjusted operating income divided by the change in revenue. The incremental margin at Yellow Transportation from the first quarter of 2004 to the first quarter of 2005 was 34% which is above our 15 to 20% long-term goal. In any given quarter, our incremental margin may be above or below our targeted level of 15 to 20%. However, over the longer-term, our expectation is to average a 15 to 20% incremental margin.

Adjustments to operating income represent charges that management excludes when evaluating segment performance to better understand the results of our core operations. Management excludes the impact of gains and losses from the disposal of property as they reflect charges not related to the segment’s primary business. For the three months ended March 31, 2005 and 2004, adjustments to operating income were ($2.6) million and $0.5 million.

Roadway Express Results

Roadway Express represented approximately 46% of our consolidated revenue in the first quarter of 2005 and 2004. The table below provides summary financial information for Roadway Express for the three months ended March 31:

(in millions)	2005	2004	Percent Change
Operating revenue	$766.8	$717.1	6.9%
Operating income	37.1	15.0	147.3%
Adjustments to operating income(a)	(0.6)	—	100.0%
Adjusted operating income(b)	36.5	15.0	143.3%
Operating ratio	95.2%	97.9%	(2.7	)(c)
Adjusted operating ratio	95.2%	97.9%	(2.7)

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations.
(b)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles
(c)	Percentage points.

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Roadway Express reported revenue of $766.8 million in the first quarter of 2005 compared to $717.1 million in the same quarter of 2004. The revenue increase was driven by a 6.5% increase in overall revenue per hundred weight and a 6.0% increase in LTL revenue per hundred weight. A continued emphasis on premium products, which grew 68% compared to the first quarter of 2004, also contributed to the increase in revenue. Modest increases in revenue were also attributable to the increases in tonnage per day of .9%, .5% of which is LTL. Fuel surcharge revenue also contributed to the increased revenue.

Roadway Express reported operating income of $37.1 million for the first quarter, an improvement of 147.3% or $22.1 million over the first quarter of 2004. Overall operating expenses were controlled in line with the increase in business volume. Operating supplies, net of fuel related costs, were reduced compared to the first quarter of 2004. Continued efficiencies in synergy activities and positive trends in insurance claims as well as increased fuel surcharge revenue also contributed to the favorable results. The segment experienced somewhat lower efficiencies related to inconsistent adjustment to volumes and the initial implementation of organizational changes in our Regional Service Centers. Roadway Express has experienced significant improvement in these cost areas late in the quarter as the initiatives came to a more complete implementation. Roadway Express reported a first quarter operating ratio of 95.2%, a 2.7 percentage point improvement over the first quarter of 2004.

New Penn Results

New Penn represented approximately 4% of our consolidated revenue in the first quarter of 2005 and 2004. The table below provides summary financial information for New Penn for the three months ended March 31:

(in millions)	2005	2004	Percent Change
Operating revenue	$65.4	$56.1	16.6%
Operating income	8.0	5.8	37.9%
Adjustments to operating income(a)	—	—	—
Adjusted operating income(b)	8.0	5.8	37.9%
Operating ratio	87.7%	89.7%	(2.0	)(c)
Adjusted operating ratio	87.7%	89.7%	(2.0)

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations.
(b)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles
(c)	Percentage points.

Three months ended March 31, 2005 compared to three months ended March 31, 2004

New Penn reported revenue of $65.4 million in the first quarter of 2005 compared to reported revenue of $56.1 million in the first quarter of 2004. The 16.6% revenue improvement from the first quarter of 2004 to the first quarter of 2005 resulted primarily from a 9.7% increase in LTL tonnage per day, and a 7.8% increase in LTL revenue per hundred weight. New Penn continued to gain profitable new customers on a year-over-year quarterly basis through strong sales initiatives and closure of a major competitor in the Northeast region, where New Penn primarily operates and favorable general economic conditions.

Operating income at New Penn was $8.0 million in the first quarter of 2005 compared to $5.8 million in the first quarter of 2004. Operating income results continued to exceed management’s expectations. Increased revenue, including fuel surcharge revenue, combined with stringent cost management significantly contributed to an operating ratio improvement of 2.0 percentage points from the prior year period resulting in a first quarter 2005 operating ratio of 87.7% compared to the first quarter of 2004 operating ratio of 89.7%.

Meridian IQ Results

Meridian IQ is our non-asset-based segment that plans and coordinates the movement of goods throughout the world. Meridian IQ represented approximately 3% of our consolidated revenue in the first quarter of 2005 and 2004. The table below provides summary financial information for Meridian IQ for the three months ended March 31:

(in millions)	2005	2004	Percent Change
Operating revenue	$56.4	$45.7	23.4%
Operating income	1.0	0.6	66.6%

Three months ended March 31, 2005 compared to three months ended March 31, 2004

In the first quarter of 2005, Meridian IQ revenue increased by $10.7 million or 23.4% from the first quarter of 2004. The significant increase in revenue resulted from a combination of strong organic growth within Meridian IQ existing services and recent acquisitions. Operating income also increased from $0.6 million in the first quarter of 2004 to $1.0 million in the first quarter of 2005. The improved operating results are reflective of the increased revenue and scalability.

Consolidated Results

Our consolidated results for the three months ended March 31, 2005 include the results of each of the operating segments previously discussed. The following discussion focuses on items that management evaluates on a consolidated basis, as segment results have been discussed previously.

Three months ended March 31, 2005 compared to three months ended March 31, 2004

The table below provides summary consolidated financial information for the three months ended March 31:

(in millions)	2005	2004	Percent Change
Operating revenue	$1,678.0	$1,552.1	8.1%
Operating income	90.0	41.3	117.9%
Nonoperating expenses, net	9.4	11.8	(20.3)%
Net income	$49.9	$18.2	174.2%

Each of our operating segments contributed to the revenue growth, which resulted from a combination of improving economic conditions, increased fuel surcharge revenue, increased premium services and non-asset-based acquisitions. Operating revenue increased by $125.9 million from first quarter 2004 to the first quarter of 2005.

Operating income increased $48.7 million for the three months ended March 31, 2005 versus the comparable year ago period, mostly due to increased revenue and the corresponding incremental margins at our operating segments. Corporate expenses in the first quarter of 2005 increased by $2 million from the first quarter of 2004 due to increased professional services costs associated with the compliance with Section 404 of the Sarbanes-Oxley Act of 2002, offset by corporate-allocated management fees.

Nonoperating expenses were favorably impacted by decreased interest expense that resulted from lower average debt balances in the first quarter of 2005 compared to those included in first quarter of 2004.

Our effective tax rate for the first quarter of 2005 was 38.1% compared to 38.5% in the first quarter of 2004. As we record our tax provision based on our full year forecasted results, we expect this rate to approximate 38.1% for the remainder of the year. Variations in the rate could result from our income allocation among subsidiaries and their relative state tax rates, in addition to tax planning strategies that may be implemented throughout the year.

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

The following table provides details of the outstanding components and available unused capacity under the current bank credit agreement and ABS agreement at each period end:

(in millions)	March 31, 2005	December 31, 2004
Capacity:
Revolving loan	$500.0	$500.0
ABS facility	450.0	450.0

Total capacity	950.0	950.0

Amounts outstanding:
Letters of credit under revolver loan	(276.4)	(275.4)
ABS facility	—	—

Total outstanding	(276.4)	(275.4)

Available unused capacity	$673.6	$674.6

Contingently Convertible Notes

On March 31, 2005, the conversion triggers with respect to the $250 million contingent convertible senior notes and the $150 million contingent convertible senior notes had been met. Accordingly, as of March 31, 2005, our note holders had the right, at their option, to convert their notes, in whole or in part, into cash and shares of our common stock, subject to certain limitations. This conversion option, coupled with our obligation to settle any conversion by remitting to the note holder the accreted value of the note in cash, resulted in the classification of the $400 million contingent convertible senior notes as a current liability on the accompanying consolidated balance sheet as of March 31, 2005. The future balance sheet classification of these liabilities will be monitored at each quarterly reporting date, and will be determined based on an analysis of the various conversion rights described above. We believe the likelihood of a note holder presenting their notes for conversion to be remote.

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

(in millions)	2005	2004
Net cash from operating activities	$31.2	$89.7
Net property and equipment additions	(33.8)	(57.6)
Proceeds from exercise of stock options	0.7	1.8

Free cash flow	$(1.9)	$33.9

The $35.8 million decrease in free cash flow from the first quarter of 2004 to the first quarter of 2005 resulted from decreased operating cash flow of $58.5 million. Operating cash flows decreased from the first quarter of 2004 to the first quarter of 2005 primarily due to a decrease in other working capital fluctuations of $110.2 million offset by an increase in operating income of $48.7 million. Other working capital fluctuations primarily related to $87.0 million change in employee wage and benefit accruals, including a $39.3 million change in performance incentive accruals, and $10.6 million change in accrued taxes.

Other items considered in evaluating free cash flow include net property and equipment additions and proceeds from the exercise of stock options. In the first three months of 2005, net property and equipment additions decreased by $23.8 million compared to the first three months of 2004. Gross property and equipment additions for the first quarter of 2005 were $42.7 million versus $57.9 million for the first quarter of 2004. Our proceeds received from the exercise of stock options decreased by $1.1 million in the first three months of 2005 compared to the first three months of 2004 due to the decrease in the exercise of stock options.

Contractual Obligations and Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Available line of credit	$—	$—	$223.6	$—	$223.6
Letters of credit	276.4	—	—	—	276.4
Lease guarantees	1.3	2.0	0.4	—	3.7
Surety bonds	50.5	6.7	0.1	—	57.3

Total commercial commitments	$328.2	$8.7	$224.1	$—	$561.0

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, equity prices, foreign exchange rates and fuel prices.

Risk from Interest Rates and Equity Prices

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we historically utilized both fixed rate and variable rate financial instruments with varying maturities. Given the favorable interest rate markets in 2003, we issued and entered into a significant amount of fixed-rate debt for the acquisition of Roadway. At March 31, 2005, we had 100% of our outstanding debt at fixed rates.

The table below provides information regarding our interest rate risk related to fixed-rate debt as of March 31, 2005. Principal cash flows are stated in millions and weighted average interest rates are by contractual maturity. We estimate the fair value of our industrial development bonds by discounting the principal and interest payments at current rates available for debt of similar terms and maturity. The fair values of our senior notes due 2008 and contingent convertible senior notes have been calculated based on the quoted market prices at March 31, 2005. The market price for the contingent convertible senior notes reflects the combination of debt and equity components of the convertible instrument.

(in millions)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed-rate debt	$4.4	$—	$—	$227.5	$1.0	$406.0	$638.9	$928.9
Average interest rate	5.25%	—	—	8.22%	6.13%	4.40%

Foreign Exchange Rates

Revenue, operating expenses, assets and liabilities of our Canadian, Mexican, United Kingdom and Asian subsidiaries are denominated in local currencies, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not material to our consolidated financial position or results of operations. On March 31, 2005, we entered into a foreign currency hedge with a notional amount of $6.9 million and a maturity of June 30, 2005. This instrument is to effectively hedge our exposure to foreign currency fluctuations on certain intercompany debt with GPS Logistics (EU) Ltd., a wholly owned subsidiary.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

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

YELLOW ROADWAY CORPORATION
Registrant

Date: May 9, 2005	/s/ William D. Zollars
William D. Zollars
Chairman of the Board of
Directors, President & Chief
Executive Officer

Date: May 9, 2005	/s/ Donald G. Barger, Jr.
Donald G. Barger, Jr.
Senior Vice President
& Chief Financial Officer