Form 10-Q
period 2005-06-30
YELLOW ROADWAY CORP
filed 2005-08-09
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005
Common Stock, $1 Par Value Per Share	57,927,746 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Yellow Roadway Corporation and Subsidiaries

(Amounts in thousands except per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$62,395	$106,489
Accounts receivable, net	1,182,117	778,596
Prepaid expenses and other	222,957	168,356

Total current assets	1,467,469	1,053,441

Property and Equipment:
Cost	3,569,409	2,672,289
Less – accumulated depreciation	1,295,849	1,249,571

Net property and equipment	2,273,560	1,422,718

Goodwill	1,206,886	632,141
Intangibles, net	654,697	468,310
Other assets	82,402	50,559

Total assets	$5,685,014	$3,627,169

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$354,427	$307,089
Wages, vacations and employees’ benefits	523,177	427,731
Other current and accrued liabilities	434,100	210,519
Current maturities of contingently convertible notes	250,000	250,000
Asset backed securitization (“ABS”) borrowings	486,000	—
Current maturities of long-term debt	4,455	4,400

Total current liabilities	2,052,159	1,199,739

Other Liabilities:
Long-term debt, less current portion	822,880	403,535
Deferred income taxes, net	393,001	319,839
Claims and other liabilities	620,209	489,865
Commitments and contingencies

Shareholders’ Equity:
Common stock, $1 par value per share	60,024	51,303
Preferred stock, $1 par value per share	—	—
Capital surplus	1,155,940	694,504
Retained earnings	676,482	550,484
Accumulated other comprehensive loss	(34,847)	(33,159)
Unamortized restricted stock awards	(21,213)	(10,479)
Treasury stock, at cost (2,093 and 2,066 shares)	(39,621)	(38,462)

Total shareholders’ equity	1,796,765	1,214,191

Total liabilities and shareholders’ equity	$5,685,014	$3,627,169

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

Yellow Roadway Corporation and Subsidiaries

For the Three and Six Months Ended June 30

(Amounts in thousands except per share data)

(Unaudited)

	Three Months		Six Months
	2005	2004	2005	2004
Operating Revenue	$2,088,846	$1,674,131	$3,766,807	$3,226,266

Operating Expenses:
Salaries, wages and employees’ benefits	1,237,467	1,031,120	2,270,914	2,024,670
Operating expenses and supplies	333,592	249,128	590,049	487,485
Purchased transportation	228,331	183,384	411,984	350,648
Depreciation and amortization	59,080	42,982	105,048	83,588
Other operating expenses	92,444	79,469	164,125	150,047
(Gains) losses on property disposals, net	1,250	(193)	(1,984)	269
Acquisition charges	864	—	864	—

Total operating expenses	1,953,028	1,585,890	3,541,000	3,096,707

Operating Income	135,818	88,241	225,807	129,559

Nonoperating (Income) Expenses:
Interest expense	14,189	11,497	22,804	23,407
Other	(1,316)	462	(545)	342

Nonoperating expenses, net	12,873	11,959	22,259	23,749

Income Before Income Taxes	122,945	76,282	203,548	105,810
Income tax provision	46,840	29,365	77,550	40,737

Net Income	$76,105	$46,917	$125,998	$65,073

Average Common Shares Outstanding – Basic	52,639	47,958	50,728	47,885

Average Common Shares Outstanding – Diluted	55,319	48,436	53,791	48,348

Basic Earnings Per Share	$1.45	$0.98	$2.48	$1.36

Diluted Earnings Per Share	$1.38	$0.97	$2.34	$1.35

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

Yellow Roadway Corporation and Subsidiaries

For the Six Months Ended June 30

(Amounts in thousands)

(Unaudited)

	2005	2004
Operating Activities:
Net income	$125,998	$65,073
Noncash items included in net income:
Depreciation and amortization	105,048	83,588
(Gains) losses on property disposals, net	(1,984)	269
Deferred income tax provision, net	(2,996)	(3,602)
Changes in assets and liabilities, net:
Accounts receivable	(69,491)	(85,659)
Accounts payable	(48,411)	(32,347)
Other working capital items	41,679	124,498
Claims and other	31,786	18,465
Other, net	3,020	10,404

Net cash provided by operating activities	184,649	180,689

Investing Activities:
Acquisition of property and equipment	(120,523)	(107,043)
Proceeds from disposal of property and equipment	12,437	3,728
Acquisition of companies, net of cash acquired	(754,300)	(7,881)

Net cash used in investing activities	(862,386)	(111,196)

Financing Activities:
ABS borrowings, net	486,000	(14,500)
Issuance (repayment) of long-term debt	149,994	(100,036)
Debt issuance costs	(3,151)	—
Proceeds from exercise of stock options	800	3,444

Net cash provided by (used in) financing activities	633,643	(111,092)

Net Decrease In Cash and Cash Equivalents	(44,094)	(41,599)

Cash and Cash Equivalents, Beginning of Period	106,489	75,166

Cash and Cash Equivalents, End of Period	$62,395	$33,567

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

Yellow Roadway Corporation and Subsidiaries

For the six months ended June 30

(Amounts in thousands except per share data)

(Unaudited)

2005
Common Stock
Beginning balance	$51,303
Issuance of common stock for USF acquisition	9,020
Other, net	(299)

Ending balance	$60,024

Capital Surplus
Beginning balance	$694,504
Issuance of equity awards, net	17,077
Issuance of common stock for USF acquisition	439,105
Employer contribution to 401(k) plan	4,470
Other, net	784

Ending balance	$1,155,940

Retained Earnings
Beginning balance	$550,484
Net income	125,998

Ending balance	$676,482

Accumulated Other Comprehensive Loss
Beginning balance	$(33,159)
Foreign currency translation adjustment, net of tax	(1,688)

Ending balance	$(34,847)

Unamortized Equity Awards
Beginning balance	$(10,479)
Issuance of equity awards, net	(15,008)
Amortization of equity awards	4,274

Ending balance	$(21,213)

Treasury Stock, At Cost
Beginning balance	$(38,462)
Other, net	(1,159)

Ending balance	$(39,621)

Total Shareholders’ Equity	$1,796,765

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Yellow Roadway Corporation and Subsidiaries

(Unaudited)

1.	Description of Business

Yellow Roadway Corporation (also referred to as “Yellow Roadway,” “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. Our operating subsidiaries include the following:

•	Yellow Transportation, Inc. (“Yellow Transportation”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. Approximately 45% of Yellow Transportation shipments are completed in two days or less.

•	Roadway Express, Inc. (“Roadway Express”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through regionalized management and customer facing organizations. Approximately 30% of Roadway Express shipments are completed in two days or less. Roadway Express owns 100% of Reimer Express Lines Ltd. (“Reimer”), located in Canada, that specializes in shipments into, across and out of Canada.

•	YRC Regional Transportation, Inc. (“Regional Transportation”) is a holding company for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation includes the results of New Penn Motor Express, Inc. (“New Penn”), USF Holland Inc., USF Reddaway Inc. and USF Bestway Inc. among others, which provide regional, next-day ground services through a network of facilities located across the United States (“U.S.”); Quebec, Canada; Mexico and Puerto Rico and USF Glen Moore Inc., which provides truckload services throughout the U.S.

•	Meridian IQ, Inc. (“Meridian IQ”) is a logistics company that plans and coordinates the movement of goods throughout the world, providing customers a quick return on investment, more efficient supply-chain processes and a single source for transportation management solutions. Meridian IQ now includes the business of USF Logistics Services Inc. following our acquisition of USF Corporation.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Yellow Roadway and its wholly owned subsidiaries. Management makes estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates. We have prepared the consolidated financial statements, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

3.	Acquisitions

In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), we allocate the purchase price of our acquisitions to the tangible and intangible assets and liabilities of the acquired entity based on their fair values. We record the excess of the purchase price over the fair values as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair value. Intangible assets with definite useful lives are amortized on a straight-line basis over their respective useful lives.

The operating results of the following acquisitions are included in our consolidated results of operations from the dates of acquisition through June 30, 2005.

USF Corporation

On May 24, 2005, Yellow Roadway completed the acquisition of USF Corporation (“USF”), headquartered in Chicago, IL, through the merger (the “Merger”) of a wholly owned subsidiary of Yellow Roadway with and into USF, resulting in USF becoming a wholly owned subsidiary of Yellow Roadway. USF, a leader in the transportation industry, specializes in delivering comprehensive supply chain management solutions, including high-value next-day, regional and national LTL transportation, third-party logistics, and premium regional and national truckload transportation. The company serves the North American market, including the United States, Canada and Mexico, as well as the U.S. territories of Puerto Rico and Guam under the following brands: USF Holland, USF Reddaway, USF Bestway, USF Glen Moore and USF Logistics. The acquisition will further advance Yellow Roadway as one of the leading transportation services companies in the world. The combined entity will offer customers a broad range of transportation services including next day, inter-regional, national, and international capabilities.

Pursuant to the Merger, each share of common stock of USF was converted into the right to receive $29.25 in cash and 0.31584 shares of Yellow Roadway common stock resulting in consideration of approximately $835 million in cash and 9 million shares for a total purchase price of $1.3 billion. The purchase price also included approximately $13.6 million for investment banking, legal and accounting fees that Yellow Roadway incurred to consummate the acquisition, resulting in total cash consideration of $742 million, net of cash acquired. The cash portion of the merger consideration was financed with a combination of proceeds from the issuance of floating rate notes, borrowings under our asset backed securitization (“ABS”) facility, and cash on hand.

The allocation of the total consideration for the USF acquisition is as follows (in millions):

Current assets, net of cash acquired of $106.9 million	$357.8
Property, plant and equipment	841.4
Goodwill	567.4
Intangible assets	194.4
Other assets	21.6
Current liabilities	(357.6)
Long-term debt	(272.8)
Other liabilities	(167.1)

Net assets acquired	$1,185.1

The purchase price allocation has been prepared on a preliminary basis, and changes are expected as an appraisal of both tangible and intangible assets is completed and additional information becomes available.

Of the estimated $194.4 million of acquired intangible assets, $118.2 million was assigned to trade names that are not subject to amortization. The remaining $76.2 million of acquired intangible assets has a weighted-average useful life of approximately fourteen years. The intangible assets that make up that amount include customer relationships of $68.0 million (fifteen-year weighted average useful life) and computer software of $8.2 million (three-year weighted average useful life). The $567.4 million of goodwill was assigned to the Regional Transportation and Meridian IQ segments in the amounts of $497.8 million and $69.6 million, respectively. None of the goodwill is expected to be deductible for tax purposes.

In connection with the acquisition and our overall business strategy, on June 20, 2005 we announced the planned shut down of USF Dugan Inc., effective July 11, 2005. Additionally, we intend to significantly reduce the personnel requirements in Chicago, IL, USF Corporation’s former headquarters. As a result of these planned events, we incurred $32.9 million of restructuring costs as a result of severance (administrative, sales and operations personnel primarily from USF Dugan and the USF corporate office) and contract terminations. We have recognized these costs as a liability assumed as of the acquisition date, resulting in additional goodwill. These restructuring costs consisted of $24.2 million of employee termination (including wages, health benefits and outplacement services) for approximately 1,250 employees and $8.7 million for contract terminations and other miscellaneous costs. All of these restructuring items will have been effectuated within one year of the acquisition in accordance with purchase accounting requirements. During the six months ended June 30, 2005, we paid $8.6 million of restructuring costs resulting in a $24.3 million accrued liability at June 30, 2005.

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the USF acquisition had occurred as of the beginning of the periods presented for the three and six months ended June 30.

	Three Months		Six Months
(in millions except per share data)	2005	2004	2005	2004
Revenue	$2,449.1	$2,286.0	$4,725.0	$4,454.9
Net income	66.5	42.1	106.3	64.5
Diluted earnings per share	$1.10	$0.73	$1.75	$1.12

The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to interest expense and amortization expense, net of tax. Included in the pro forma results for the six months ended June 30, 2005 is approximately $18.3 million ($12.5 million net of tax) of acquisition charges incurred by USF that are considered unusual. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of Yellow Roadway that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of Yellow Roadway.

GPS Asia

In March 2005, Meridian IQ exercised and closed its option to purchase GPS Logistics Group Ltd., the Asian operations of GPS Logistics, Inc., and in turn, made a payment of $5.7 million ($3.2 million net of cash acquired). Under the terms of the purchase agreement, this payment is subject to subsequent upward and downward adjustments based on the financial performance of the Asia business through March 2007. Additional earn out payments could be required based on the financial performance of the Asia business during the period March 2007 to March 2009. The pro forma effect of this acquisition is not material to our results of operations.

Other

In June 2005, we placed $9 million in escrow to be applied to our purchase of 50% of the outstanding stock of JHJ International Transportation Co., Ltd., based in Shanghai, China. We are committed to investing a total of $45 million to acquire the 50% ownership interest upon closing of the transaction which is subject to governmental approval and is expected to occur in the second half of 2005.

4.	Goodwill and Intangibles

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. In accordance with SFAS No. 142, we review goodwill at least annually for impairment based on a fair value approach.

The following table shows the amount of goodwill attributable to our operating segments with goodwill balances and changes therein:

(in millions)	Roadway Express	Regional Transportation	Meridian IQ	Total
Balances at December 31, 2004	$545.2	$58.6	$28.3	$632.1
Goodwill resulting from acquisitions	—	502.6	72.9	575.5
Changes in foreign currency exchange rates	(0.2)	—	(0.5)	(0.7)

Balances at June 30, 2005	$545.0	$561.2	$100.7	$1,206.9

The components of amortizable intangible assets are as follows:

		June 30, 2005		December 31, 2004
(in millions)	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	17	$186.2	$13.3	$118.2	$9.0
Marketing related	6	1.0	0.5	1.0	0.4
Technology based	3	25.7	9.3	17.5	6.1

Intangible assets		$212.9	$23.1	$136.7	$15.5

Total marketing related intangible assets with indefinite lives, primarily tradenames, were $463.8 million at June 30, 2005 and $346.9 million at December 31, 2004. Certain foreign currency translation adjustments are also reflected in the intangible amounts. These intangible assets are not subject to amortization, but are subjected to annual impairment tests.

5.	Debt and Financing

Total debt consisted of the following:

(in millions)	June 30, 2005	December 31, 2004
ABS borrowings, secured by accounts receivable	$486.0	$—
Floating rate notes	150.0	—
USF senior notes	271.8	—
Senior notes due 2008	241.6	244.0
Contingent convertible senior notes	400.0	400.0
Other	14.0	13.9

Total debt	$1,563.4	$657.9
ABS borrowings	(486.0)	—
Current maturities	(254.5)	(254.4)

Long-term debt	$822.9	$403.5

Floating Rate Notes

On May 24, 2005, we completed the private placement of $150 million in aggregate principal amount of senior floating rate notes due 2008 (the “Floating Rate Notes”) that bear interest at a floating rate based on the London Interbank Offered Rate (“LIBOR”) plus 1.375% payable quarterly in arrears. The Floating Rate Notes contain affirmative covenants similar to our credit agreement, yet does not require any financial covenants. We used the proceeds from the $150 million private placement as a part of the financing for the acquisition of USF. The notes were later exchanged for public notes as a part of an exchange offer in June 2005.

The Floating Rate Notes represent senior unsecured obligations of the Company and rank pari passu in right of payment with all other present and future senior indebtedness of the Company. The Floating Rate Notes are jointly and severally guaranteed by certain of our current domestic subsidiaries and have certain call features which allow us to redeem the notes at par anytime after November 15, 2006.

USF Senior Notes

As part of our acquisition of USF and by virtue of the merger agreement, we assumed $150 million aggregate principal amount of 8.5% senior notes due April 15, 2010, and $100 million aggregate principal amount of 6.5% senior notes due May 1, 2009 (collectively “USF Senior Notes”). The USF Senior Notes were revalued as part of purchase accounting and assigned a fair value of $272.2 million on May 24, 2005 with $18.6 million fair value adjustment to the 2010 notes and $3.6 million fair value adjustment to the 2009 notes. The premium over the face value of the USF Senior Notes is being amortized as a reduction to interest expense over the remaining life of the notes.

Asset Backed Securitization Facility

On May 24, 2005, we amended our ABS facility by entering into a Second Amended and Restated Receivables Purchase Agreement. Under the terms of this agreement, the ABS facility now involves receivables of USF Holland and USF Reddaway, two operating companies of USF acquired May 24, 2005, in addition to the previously included receivables of Yellow Transportation and Roadway Express. In addition, the facility has an increased limit of $650 million, up from the previous limit of $450 million, and now provides a letter of credit sublimit of $325 million. The interest rate continues to be a variable rate based on the A1/P1 commercial paper rate, plus a fixed increment for utilization. No other material changes were made to the agreement. Upon finalization of the amended agreement on May 24, 2005, we borrowed $550 million from the facility to fund a portion of the USF purchase price.

Credit Agreement

On May 19, 2005, we entered into an Amended and Restated Credit Agreement with certain banks, expiring May 18, 2010, that provides a $850 million senior unsecured revolving credit facility, including sublimits available for borrowings under certain foreign currencies. This agreement amends and restates our existing Credit Agreement, dated as of September 10, 2004, that provided among other things a revolving facility of $500 million. The new agreement also provides for letters of credit to be issued that would, in turn, reduce the borrowing capacity. As of June 30, 2005, no amounts were outstanding under the new agreement.

Amounts borrowed under the credit agreement bear interest at LIBOR plus 0.60%. Additionally, we are obligated to a facility fee of 0.15% of the total commitment. In accordance with the terms of the agreement, we must comply with certain performance covenants. As of June 30, 2005, we were in compliance with all terms of the agreement.

Future maturities of total debt for the years ending December 31 are as follows:

(in millions)
2005	$4.5
2006	486.0
2007	—
2008	377.5
2009	101.0
Thereafter	556.0

Total	$1,525.0

6.	Stock-Based Compensation

We have various stock-based employee compensation plans, which are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2004. We account for stock options issued under those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We do not reflect compensation costs in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

We have not granted any options during the three months ended June 30, 2005 or the six months ended June 30, 2005. We estimated the fair value per option for each option granted during the six months ended June 30, 2004 using the Black-Scholes option pricing model with the following weighted average assumptions:

Six Months Ended June 30, 2004
Actual options granted	28,000
Dividend yield	—%
Expected volatility	45.2%
Risk-free interest rate	2.6%
Expected option life (years)	3.6
Fair value per option	$12.61

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, for the three and six months ended June 30:

	Three Months		Six Months
(in millions except per share data)	2005	2004	2005	2004
Net income, as reported	$76.1	$46.9	$126.0	$65.1
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.2	0.4	0.5	0.9

Pro forma net income	$75.9	$46.5	$125.5	$64.2

Basic earnings per share:
Net income – as reported	$1.45	$0.98	$2.48	$1.36
Net income – pro forma	1.44	0.97	2.48	1.34

Diluted earnings per share:
Net income – as reported	1.38	0.97	2.34	1.35
Net income – pro forma	1.37	0.96	2.34	1.33

During the six months ended June 30, 2005, we recorded the issuance of 284,640 share units and 8,975 shares of restricted stock to certain executive officers, key employees and our board of directors under our long-term incentive and equity award plan. The weighted-average grant-date fair value of these awards was $58.94 per unit. According to the plan provisions, the share units provide the holders the right to receive one share of common stock upon vesting of one share unit. With respect to 142,226 units awarded, the vesting provision states that 50% of the awarded performance share units will vest three years from the date of grant and the remaining 50% will vest six years from the date of grant. With respect to 140,884 units, the entire award vests on the third anniversary of the date of grant.

The related compensation expense for the share units and restricted stock discussed above is included in the consolidated statements of operations ratably over the service period, defined as the performance period and vesting period combined. The performance share units and restricted stock are not reflected in the fair value or pro forma results above.

7.	Employee Benefits

Components of Net Periodic Pension and Other Postretirement Cost

The following table sets forth the components of our pension costs for the three and six months ended June 30:

	Three Months		Six Months
(in millions)	2005	2004	2005	2004
Service cost	$10.7	$9.7	$21.3	$19.9
Interest cost	15.1	14.2	30.0	28.7
Expected return on plan assets	(14.0)	(13.2)	(27.8)	(26.5)
Amortization of prior service cost	0.4	0.3	0.8	0.6
Amortization of net loss	2.7	1.2	5.3	3.0

Net periodic pension cost	$14.9	$12.2	$29.6	$25.7

The following table sets forth the components of our other postretirement costs for the three and six months ended June 30:

	Three Months		Six Months
(in millions)	2005	2004	2005	2004
Service cost	$0.4	$0.5	$0.6	$0.9
Interest cost	1.1	0.8	1.6	1.6
Amortization of prior service cost	0.1	—	0.2	—
Amortization of net (gain)	(0.1)	—	(0.2)	—

Other postretirement cost	$1.5	$1.3	$2.2	$2.5

Employer Contributions

We expect to contribute $49.9 million to our pension plans in 2005. For the six months ended June 30, 2005, our contributions to the pension plans have approximated $4.5 million.

8.	Earnings Per Share

Dilutive securities, consisting of options to purchase our common stock, included in the calculation of diluted weighted average common shares were 583,000 and 626,000 for the three and six months ended June 30, 2005 and 478,000 and 463,000 for the three and six months ended June 30, 2004. In addition, dilutive securities related to our net share settle contingent convertible notes were 2,097,000 and 2,437,000 for the three and six months ended June 30, 2005. There were no such comparable amounts for the three and six months ended June 30, 2004.

9.	Business Segments

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

We have four reportable segments, which are strategic business units that offer complementary transportation services to their customers. Yellow Transportation and Roadway Express are carriers that provide comprehensive regional, national and international transportation services. Regional Transportation is comprised of carriers that focus primarily on business opportunities in the regional and next-day delivery markets. Meridian IQ, our logistics segment, provides domestic and international freight forwarding, multi-modal brokerage services, and transportation management services.

The accounting policies of the segments are the same as those described in the Summary of Accounting Policies note in our Annual Report on Form 10-K for the year ended December 31, 2004. The USF accounting policies have been conformed to Yellow Roadway effective as of May 25, 2005. We charge management fees and other corporate services to our segments based on the direct benefits received or as a percentage of revenue. Corporate operating losses represent operating expenses of the holding company, including salaries, wages and benefits, along with incentive compensation and professional services for all periods presented. Corporate identifiable assets primarily refer to cash, cash equivalents and deferred debt issuance costs. Intersegment revenue relates to transportation services between our segments, as well as charges to Yellow Transportation for use of various Meridian IQ service names.

The following table summarizes our operations by business segment:

(in millions)	Yellow Transportation	Roadway Express	Regional Transportation	Meridian IQ	Corporate/ Eliminations	Consolidated
As of June 30, 2005
Identifiable assets	$1,023.8	$2,111.5	$2,173.4	$266.1	$110.2	$5,685.0

As of December 31, 2004
Identifiable assets	1,030.4	2,110.4	248.9	108.0	129.5	3,627.2

Three months ended June 30, 2005
External revenue	850.2	830.1	313.4	95.1	—	2,088.8
Intersegment revenue	0.9	0.8	1.1	0.5	(3.3)	—
Operating income (loss)	68.5	51.2	19.8	3.6	(7.3)	135.8
Adjustments to operating income(a)	0.1	1.0	0.4	—	0.6	2.1
Adjusted operating income (loss)(b)	68.6	52.2	20.2	3.6	(6.7)	137.9

Three months ended June 30, 2004
External revenue	791.8	767.9	64.3	50.1	—	1,674.1
Intersegment revenue	0.8	0.3	—	0.5	(1.6)	—
Operating income (loss)	45.7	36.4	9.2	0.6	(3.7)	88.2
Adjustments to operating income(a)	—	(0.2)	—	—	—	(0.2)
Adjusted operating income (loss)(b)	45.7	36.2	9.2	0.6	(3.7)	88.0

Six months ended June 30, 2005
External revenue	1,640.8	1,596.1	378.9	151.0	—	3,766.8
Intersegment revenue	1.5	1.5	1.0	1.1	(5.1)	—
Operating income (loss)	117.3	88.3	27.9	4.6	(12.3)	225.8
Adjustments to operating income(a)	(2.5)	0.5	0.4	—	0.5	(1.1)
Adjusted operating income (loss)(b)	114.8	88.8	28.3	4.6	(11.8)	224.7

Six months ended June 30, 2004
External revenue	1,525.7	1,485.0	120.4	95.2	—	3,226.3
Intersegment revenue	1.4	0.3	—	1.1	(2.8)	—
Operating income (loss)	72.1	51.4	15.0	1.2	(10.1)	129.6
Adjustments to operating income(a)	0.5	(0.1)	(0.1)	(0.1)	—	0.2
Adjusted operating income (loss)(b)	72.6	51.3	14.9	1.1	(10.1)	129.8

(a)	Management excludes these items when evaluating operating income and segment performance to better evaluate the results of our core operations. In the 2005 periods presented, adjustments consisted of losses (gains) on property disposals and acquisition charges. In the 2004 periods presented, adjustments consisted of losses (gains) on property disposals.
(b)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.

10.	Comprehensive Income

Our comprehensive income for the periods presented includes net income and foreign currency translation adjustments. Comprehensive income for the three and six months ended June 30 follows:

	Three Months		Six Months
(in millions)	2005	2004	2005	2004
Net income	$76.1	$46.9	$126.0	$65.1
Other comprehensive income, net of tax:
Changes in foreign currency translation adjustments	(1.1)	(1.4)	(1.7)	(1.4)

Comprehensive income	$75.0	$45.5	$124.3	$63.7

11.	Rental Expenses

We incur rental expenses under non-cancelable lease agreements for certain buildings and operating equipment. Rental expense is included in “operating expenses and supplies” on the Statements of Consolidated Operations. The following table represents the actual rental expense, as reflected in operating income, incurred for the three and six months ended June 30:

	Three Months		Six Months
(in millions)	2005	2004	2005	2004
Rental expense	$30.8	$24.4	$57.9	$47.9

12.	Multi-Employer Pension Plans

Yellow Transportation, Roadway Express, New Penn, USF Bestway, USF Holland and USF Reddaway contribute to approximately 90 separate multi-employer health, welfare and pension plans for employees covered by collective bargaining agreements (approximately 69% of our total employees). The largest of these plans, the Central States Southeast and Southwest Areas Pension Plan (the “Central States Plan”) provides retirement benefits to approximately 37% of our total employees. The amounts of these contributions are determined by contract and established in the agreements. The health and welfare plans provide health care and disability benefits to active employees and retirees. The pension plans provide defined benefits to retired participants. We recognize as net pension cost the required contribution for the period and recognize as a liability any contributions due and unpaid.

Under current law regarding multi-employer pension plans, a termination, withdrawal or partial withdrawal from any multi-employer plan in an under-funded status would render us liable for a proportionate share of the multi-employer plans’ unfunded vested liabilities. This potential unfunded pension liability also applies to our unionized competitors who contribute to multi-employer plans. Based on the limited information available from plan administrators, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal or termination would be material to our financial position and results of operations. Yellow Transportation, Roadway Express and the applicable subsidiaries of YRC Regional Transportation have no current intention of taking any action that would subject us to obligations under the legislation.

Yellow Transportation, Roadway Express, New Penn, USF Bestway, USF Holland and USF Reddaway each have collective bargaining agreements with their unions that stipulate the amount of contributions each company must make to union-sponsored, multi-employer pension plans. The Internal Revenue Code (the “Code”) and related regulations establish minimum funding requirements for these plans. The Central States Plan, in particular, has informed us that investment performance has adversely affected its funding levels and that the fund is seeking corrective measures to address its funding. If any of these multi-employer pension plans, including the Central States Plan, fail to meet minimum funding requirements and the trustees of such a plan are unable to obtain a waiver of the requirements or certain changes in how the applicable plan calculates its funding level from the Internal Revenue Service (“IRS”) or reduce pension benefits to a level where the requirements are met, the IRS could impose an excise tax on all employers participating in these plans. These excise taxes are not contributed to the deficient funds, but rather are deposited in the United States general treasury funds. To avoid these taxes, contributions in excess of our contractually agreed upon rates could be necessary to correct the funding deficiency. If the IRS imposed an excise tax on the participating employers or we pay additional contributions in amounts sufficient to avoid the tax, either of these actions could have a material adverse impact on the financial results of Yellow Roadway.

The Central States Plan has applied for, and the IRS has granted, an extension on the amortization of its unfunded liabilities through 2014, subject to Central States Plan improving its funding levels during that period and certain other conditions. Assuming that the Central States Plan meets these conditions, it is expected to meet the minimum funding requirements, as the IRS has modified them, through at least 2014. Absent the benefit of the amortization extension that the IRS has granted to the Central States Plan, the Company believes that the plan would not meet the minimum funding requirements that the Code and related regulations require.

13.	Certain Commitments, Contingencies and Uncertainties

In 2004, USF Red Star, a USF subsidiary that operated in the Northeastern U.S., was shut down. Due to the shutdown, USF, now our wholly owned subsidiary, is subject to withdrawal liability under the Multi-Employer Pension Plan Amendment Act of 1980 (as amended, “MEPPA”) for up to 14 multi-employer pension plans. Based on information that USF has recently received from these plans, Yellow Roadway estimates that USF Red Star could be liable for up to approximately $85 million, net of payments to date. However, Yellow Roadway also estimates that approximately $20 million of this liability could be abated because of contributions that Yellow Transportation, Roadway Express, New Penn and USF Holland made to certain of these 14 plans. Thus, we have reserved approximately $65 million for these liabilities. We have recognized these liabilities as an obligation assumed on the acquisition date of USF, resulting in additional goodwill. See Note 3. The expected annual cash flow relative to this liability is approximately $12 million until further resolution. USF is entitled to review and contest liability assessments that various funds provided as well as determine whether additional abatement might be available as a result of other Yellow Roadway business units who make contributions to these plans. The final withdrawal liability may be adjusted when further information is available as we negotiate with the pension plans to agree on the correct calculation of withdrawal liability amounts and as sufficient information becomes available to determine the available abatement of the liability under MEPPA, including any necessary arbitration or litigation with the affected pension plans. The timing of any funding of USF Red Star’s withdrawal liabilities to any particular fund will depend upon agreement with the fund on the ultimate amount of the liability, the conclusion of any arbitration or litigation to settle any disputes and the determination at the end of a plan year of whether abatement is applicable. MEPPA provides that certain interim payments may be required until these events occur. MEPPA also provides that any ultimate withdrawal liability payments may be made in a lump sum or over a period of time.

In November 2004, the Teamsters National Freight Industry Negotiating Committee (the “Teamsters”) filed a complaint against USF, USF Red Star and USF Holland in the United States District Court for the Eastern District of Pennsylvania. In connection with the shut down of USF Red Star, the Teamsters claim certain violations of the National Labor Relations Act (the “NLRA”), alleging (among other things) that the shut down was in breach of USF Red Star’s labor contract. The Teamsters are asking for unspecified damages. Additionally, the Teamsters filed a class action suit on behalf of the employees of USF Red Star alleging violations of the federal Worker Adjustment and Retraining Notification Act (“WARN Act”), seeking 60 days back compensation for USF Red Star employees due to allegedly shutting down USF Red Star without adequate notice under the WARN Act. We are vigorously contesting this lawsuit. The Teamsters are also requesting the National Labor Relations Board (“NLRB”) to issue a complaint against USF, USF Red Star and USF Holland for allegedly unfair labor practices for these same allegations. We are vigorously contesting these allegations as well. The NLRB has not issued a complaint in this matter.

Including the Teamsters WARN action mentioned above, either or both of USF or USF Red Star are currently named in five class action lawsuits alleging violations of the federal WARN Act. These suits have been consolidated into one action in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in these suits are seeking 60 days back compensation for USF Red Star employees due to allegedly shutting down Red Star without adequate notice under the WARN Act. We are vigorously contesting these lawsuits.

USF Red Star has sued the Teamsters in connection with their strike on USF Red Star in the Northern District of New York, alleging that the strike was in breach of Teamsters’ labor contract and that the strike was illegal secondary conduct under the NLRA, intending to pressure USF Dugan to allow organizing efforts at USF Dugan to succeed. USF Red Star is seeking unspecified damages from the Teamsters in connection with this lawsuit.

In December 2003, Idealease Services, Inc. (“Idealease”) filed a complaint against USF Logistics in the Circuit Court of Cook County in Chicago, Illinois. Idealease was asking the court to require USF Logistics to specifically perform an alleged contractual obligation to buy back from Idealease a fleet of vehicles following the cessation of a customer’s business operations. In the interim, Idealease has sold the vehicles and is now asking USF Logistics to pay Idealease the difference between the sale price of the vehicles and the price schedule set forth on the parties’ contract, approximately $4.9 million. Alternatively, Idealease contends that USF Logistics is liable for the unpaid lease payments of approximately $11.5 million, which remain payable because certain riders to the lease agreement are invalid due to a lack of consideration. USF Logistics continues to vigorously contest this lawsuit.

We expect to recognize the liabilities, if any, associated with these USF lawsuits as an obligation assumed on the acquisition date of USF, resulting in additional goodwill, as these liabilities become subject to reasonable estimation in the twelve months following the acquisition of USF.

During June 2005, USF Reddaway entered into a four-year labor agreement with its unionized employees at certain of its Oregon and Washington facilities.

14.	Guarantees of the Contingent Convertible Senior Notes and Senior Floating Rate Notes

In August 2003, we issued 5.0% contingent convertible senior notes due 2023. In November 2003, we issued 3.375% contingent convertible senior notes due 2023 (the August and November issuances, collectively, may also be known as the “contingent convertible senior notes”). In December 2004, we completed exchange offers pursuant to which holders of the contingent convertible senior notes could exchange their notes for an equal amount of new net share settled contingent convertible senior notes. Substantially all notes were exchanged as a part of the exchange offers. In May 2005, we completed the private placement of $150 million in aggregate principal amount of senior floating rate notes due 2008. In connection with the net share settled contingent convertible senior notes and the floating rate notes, the following 100% owned subsidiaries of Yellow Roadway have issued guarantees in favor of the holders of the net share settled contingent convertible senior notes and the floating rate notes: Yellow Transportation, Inc., Mission Supply Company, Yellow Relocation Services, Inc., Yellow Roadway Technologies, Inc., Meridian IQ, Inc., MIQ LLC (formerly Yellow GPS, LLC), Globe.com Lines, Inc., Roadway LLC, Roadway Next Day Corporation, and Roadway Express, Inc. Each of the guarantees is full and unconditional and joint and several.

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

The following represents summarized condensed consolidating financial information as of June 30, 2005 and December 31, 2004 with respect to the financial position, for the three and six months ended June 30, 2005 and 2004 for results of operations, and for the six months ended June 30, 2005 and 2004 for the statements of cash flows of Yellow Roadway and its subsidiaries. The Parent column presents the financial information of Yellow Roadway, the primary obligor of the contingent convertible senior notes and the floating rate notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes and the floating rate notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries governed by foreign laws, and Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheets

June 30, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$20	$13	$29	$—	$62
Intercompany advances receivable	—	(23)	23	—	—
Accounts receivable, net	4	143	1,035	—	1,182
Prepaid expenses and other	4	153	66	—	223

Total current assets	28	286	1,153	—	1,467
Property and equipment	—	3,004	565	—	3,569
Less – accumulated depreciation	—	1,263	32	—	1,295

Net property and equipment	—	1,741	533	—	2,274
Investment in subsidiaries	2,693	(25)	49	(2,717)	—
Receivable from affiliate	—	555	193	(748)	—
Goodwill, intangibles and other assets	229	1,549	366	(200)	1,944

Total assets	$2,950	$4,106	$2,294	$(3,665)	$5,685

Intercompany advances payable	$486	$(516)	$230	$(200)	$—
Accounts payable	10	275	70	—	355
Wages, vacations and employees’ benefits	9	450	64	—	523
Other current and accrued liabilities	10	246	180	(2)	434
Current maturities of contingently convertible notes	250	—	—	—	250
Current maturities of long-term debt	—	4	486	—	490

Total current liabilities	765	459	1,030	(202)	2,052
Payable to affiliate	170	—	578	(748)	—
Long-term debt, less current portion	300	523	—	—	823
Deferred income taxes, net	(6)	300	99	—	393
Claims and other liabilities	23	542	54	1	620
Commitments and contingencies
Shareholders’ equity	1,698	2,282	533	(2,716)	1,797

Total liabilities and shareholders’ equity	$2,950	$4,106	$2,294	$(3,665)	$5,685

December 31, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$82	$7	$17	$—	$106
Intercompany advances receivable	—	484	—	(484)	—
Accounts receivable, net	3	14	762	—	779
Prepaid expenses and other	4	149	15	—	168

Total current assets	89	654	794	(484)	1,053
Property and equipment at cost	—	2,541	131	—	2,672
Less – accumulated depreciation	—	1,231	18	—	1,249

Net property and equipment	—	1,310	113	—	1,423
Investment in subsidiaries	1,162	97	—	(1,259)	—
Receivable from affiliate	8	127	39	(174)	—
Goodwill, intangibles and other assets	218	953	180	(200)	1,151

Total assets	$1,477	$3,141	$1,126	$(2,117)	$3,627

Intercompany advances payable	$—	$—	$684	$(684)	$—
Accounts payable	8	276	23	—	307
Wages, vacations and employees’ benefits	17	391	20	—	428
Other current and accrued liabilities	17	183	10	—	210
Current maturities of contingently convertible notes	250	—	—	—	250
Current maturities of long-term debt	—	4	—	—	4

Total current liabilities	292	854	737	(684)	1,199
Payable to affiliate	—	16	158	(174)	—
Long-term debt, less current portion	150	254	—	—	404
Deferred income taxes, net	(5)	286	39	—	320
Claims and other liabilities	18	457	15	—	490
Commitments and contingencies
Shareholders’ equity	1,022	1,274	177	(1,259)	1,214

Total liabilities and shareholders’ equity	$1,477	$3,141	$1,126	$(2,117)	$3,627

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$14	$1,758	$317	$—	$2,089

Operating expenses:
Salaries, wages and employees’ benefits	12	1,073	153	—	1,238
Operating expenses and supplies	7	265	62	—	334
Purchased transportation	—	167	61	—	228
Depreciation and amortization	—	48	11	—	59
Other operating expenses	—	79	13	—	92
(Gains) losses on property disposals, net	—	1	—	—	1
Acquisition charges	1	—	—	—	1

Total operating expenses	20	1,633	300	—	1,953

Operating income (loss)	(6)	125	17	—	136

Nonoperating (income) expenses:
Interest expense	7	(6)	13	—	14
Other	(6)	44	(39)	—	(1)

Nonoperating (income) expenses, net	1	38	(26)	—	13

Income (loss) before income taxes	(7)	87	43	—	123
Income tax provision (benefit)	(1)	33	15	—	47

Net income (loss)	$(6)	$54	$28	$—	$76

For the three months ended June 30, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$12	$1,555	$120	$(13)	$1,674

Operating expenses:
Salaries, wages and employees’ benefits	8	965	58	—	1,031
Operating expenses and supplies	6	214	40	(11)	249
Purchased transportation	—	162	24	(2)	184
Depreciation and amortization	—	39	4	—	43
Other operating expenses	1	74	4	—	79

Total operating expenses	15	1,454	130	(13)	1,586

Operating income (loss)	(3)	101	(10)	—	88

Nonoperating (income) expenses:
Interest expense	8	27	10	(34)	11
Other	(29)	27	(56)	58	—

Nonoperating (income) expenses, net	(21)	54	(46)	24	11

Income (loss) before income taxes	18	47	36	(24)	77
Income tax provision (benefit)	(2)	19	13	—	30

Net income (loss)	$20	$28	$23	$(24)	$47

For the six months ended June 30, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$29	$3,362	$447	$(71)	$3,767

Operating expenses:
Salaries, wages and employees’ benefits	23	2,032	216	—	2,271
Operating expenses and supplies	16	559	85	(70)	590
Purchased transportation	—	321	92	(1)	412
Depreciation and amortization	—	89	16	—	105
Other operating expenses	—	148	16	—	164
(Gains) losses on property disposals, net	—	(2)	—	—	(2)
Acquisition charges	1	—	—	—	1

Total operating expenses	40	3,147	425	(71)	3,541

Operating income (loss)	(11)	215	22	—	226

Nonoperating (income) expenses:
Interest expense	13	10	—	—	23
Other	(13)	56	(44)	—	(1)

Nonoperating (income) expenses, net	—	66	(44)	—	22

Income (loss) before income taxes	(11)	149	66	—	204
Income tax provision (benefit)	(1)	55	24	—	78

Net income (loss)	$(10)	$94	$42	$—	$126

For the six months ended June 30, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$23	$3,004	$225	$(26)	$3,226

Operating expenses:
Salaries, wages and employees’ benefits	19	1,895	111	—	2,025
Operating expenses and supplies	11	439	60	(23)	487
Purchased transportation	—	310	43	(2)	351
Depreciation and amortization	—	76	8	—	84
Other operating expenses	2	141	7	—	150
Operating (gains) and losses	—	—	—	—	—

Total operating expenses	32	2,861	229	(25)	3,097

Operating income (loss)	(9)	143	(4)	(1)	129

Nonoperating (income) expenses:
Interest expense	16	35	11	(39)	23
Other	(60)	38	(67)	89	—

Nonoperating (income) expenses, net	(44)	73	(56)	50	23

Income (loss) before income taxes	35	70	52	(51)	106
Income tax provision (benefit)	(5)	28	18	—	41

Net income (loss)	$40	$42	$34	$(51)	$65

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(8)	$101	$92	$—	$185

Investing activities:
Acquisition of property and equipment	—	(60)	(61)	—	(121)
Proceeds from disposal of property and equipment	—	9	3	—	12
Acquisition of companies	(804)	47	3	—	(754)

Net cash used in investing activities	(804)	(4)	(55)	—	(863)

Financing activities:
ABS borrowings, net	486	—	—	—	486
Issuance of long-term debt	150	—	—	—	150
Debt issuance costs	(3)	—	—	—	(3)
Proceeds from exercise of stock options	1	—	—	—	1
Intercompany advances / repayments	116	(91)	(25)	—	—

Net cash provided by (used in) financing activities	750	(91)	(25)	—	634

Net decrease in cash and cash equivalents	(62)	6	12	—	(44)
Cash and cash equivalents, beginning of period	82	7	17	—	106

Cash and cash equivalents, end of period	$20	$13	$29	$—	$62

For the six months ended June 30, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(52)	$548	$(286)	$(29)	$181

Investing activities:
Acquisition of property and equipment	—	(107)	—	—	(107)
Proceeds from disposal of property and equipment	—	4	—	—	4
Acquisition of companies	—	(8)	—	—	(8)

Net cash used in investing activities	—	(111)	—	—	(111)

Financing activities:
ABS borrowings, net	—	(15)	—	—	(15)
Repayment of long-term debt	—	(43)	(57)	—	(100)
Proceeds from stock options	—	4	—	—	4
Intercompany advances / repayments	42	(399)	328	29	—

Net cash provided by (used in) financing activities	42	(453)	271	29	(111)

Net decrease in cash and cash equivalents	(10)	(16)	(15)	—	(41)
Cash and cash equivalents, beginning of period	19	20	36	—	75

Cash and cash equivalents, end of period	$9	$4	$21	$—	$34

15.	Guarantees of the Senior Notes Due 2008

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

The following represents summarized condensed consolidating financial information of Yellow Roadway and its subsidiaries as of June 30, 2005 and December 31, 2004 with respect to the financial position, for the three and six months ended June 30, 2005 and 2004 for results of operations, and for the six months ended June 30, 2005 and 2004 for statements of cash flows. The primary obligor column presents the financial information of Roadway LLC. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2008 including Yellow Roadway, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheets

June 30, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$28	$34	$—	$62
Intercompany advances receivable	—	(13)	23	(10)	—
Accounts receivable, net	—	5	1,177	—	1,182
Prepaid expenses and other	11	87	125	—	223

Total current assets	11	107	1,359	(10)	1,467
Property and equipment	—	826	2,743	—	3,569
Less – accumulated depreciation	—	48	1,247	—	1,295

Net property and equipment	—	778	1,496	—	2,274
Investment in subsidiaries	—	734	24	(758)	—
Receivable from affiliate	105	(248)	143	—	—
Goodwill, intangibles and other assets	656	1,056	882	(650)	1,944

Total assets	$772	$2,427	$3,904	$(1,418)	$5,685

Intercompany advances payable	$—	$(60)	$70	$(10)	$—
Accounts payable	—	104	251	—	355
Wages, vacations and employees’ benefits	—	228	295	—	523
Other current and accrued liabilities	2	119	313	—	434
Current maturities of contingently convertible notes	—	250	—	—	250
Current maturities of long-term debt	—	—	490	—	490

Total current liabilities	2	641	1,419	(10)	2,052
Payable to affiliate	—	547	103	(650)	—
Long-term debt, less current portion	242	299	282	—	823
Deferred income taxes, net	(9)	212	190	—	393
Claims and other liabilities	—	343	277	—	620
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity	537	385	1,633	(758)	1,797

Total liabilities and shareholders’ equity	$772	$2,427	$3,904	$(1,418)	$5,685

December 31, 2004 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$89	$17	$—	$106
Intercompany advances receivable	76	542	—	(618)	—
Accounts receivable, net	—	(1)	780	—	779
Prepaid expenses and other	11	69	88	—	168

Total current assets	87	699	885	(618)	1,053
Property and equipment	—	876	1,796	—	2,672
Less – accumulated depreciation	—	70	1,179	—	1,249

Net property and equipment	—	806	617	—	1,423
Investment in subsidiaries	671	57	1	(729)	—
Receivable from affiliate	650	(12)	12	(650)	—
Goodwill, intangibles and other assets	6	1,045	100	—	1,151

Total assets	$1,414	$2,595	$1,615	$(1,997)	$3,627

Intercompany advances payable	$—	$—	$618	$(618)	$—
Accounts payable	—	123	184	—	307
Wages, vacations and employees’ benefits	—	238	190	—	428
Other current and accrued liabilities	(16)	130	96	—	210
Current maturities of contingently convertible notes	—	250	—	—	250
Current maturities of long-term debt	—	—	4	—	4

Total current liabilities	(16)	741	1,092	(618)	1,199
Payable to affiliate	—	626	24	(650)	—
Long-term debt, less current portion	244	150	10	—	404
Deferred income taxes, net	(9)	212	117	—	320
Claims and other liabilities	—	334	156	—	490
Commitments and contingencies
Shareholders’ equity	1,195	532	216	(729)	1,214

Total liabilities and shareholders’ equity	$1,414	$2,595	$1,615	$(1,997)	$3,627

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$806	$1,283	$—	$2,089

Operating expenses:
Salaries, wages and employees’ benefits	—	527	711	—	1,238
Operating expenses and supplies	—	89	245	—	334
Purchased transportation	—	81	147	—	228
Depreciation and amortization	—	20	39	—	59
Other operating expenses	—	37	55	—	92
(Gains) losses on property disposals, net	—	1	—	—	1
Acquisition charges	—	1	—	—	1

Total operating expenses	—	756	1,197	—	1,953

Operating income	—	50	86	—	136

Nonoperating (income) expenses:
Interest expense	3	(6)	17	—	14
Other	(13)	36	(24)	—	(1)

Nonoperating (income) expenses, net	(10)	30	(7)	—	13

Income (loss) before income taxes	10	20	93	—	123
Income tax provision	4	8	35	—	47

Net income (loss)	$6	$12	$58	$—	$76

For the three months ended June 30, 2004 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$782	$879	$13	$1,674

Operating expenses:
Salaries, wages and employees’ benefits	—	509	522	—	1,031
Operating expenses and supplies	—	102	135	12	249
Purchased transportation	—	74	109	1	184
Depreciation and amortization	—	20	23	—	43
Other operating expenses	—	38	41	—	79

Total operating expenses	—	743	830	13	1,586

Operating income	—	39	49	—	88

Nonoperating (income) expenses:
Interest expense	4	10	6	(9)	11
Other	(14)	16	(12)	10	—

Nonoperating (income) expenses, net	(10)	26	(6)	1	11

Income (loss) before income taxes	10	13	55	(1)	77
Income tax provision	3	7	20	—	30

Net income (loss)	$7	$6	$35	$(1)	$47

For the six months ended June 30, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,545	$2,222	$—	$3,767

Operating expenses:
Salaries, wages and employees’ benefits	—	1,032	1,239	—	2,271
Operating expenses and supplies	—	159	431	—	590
Purchased transportation	—	155	257	—	412
Depreciation and amortization	—	40	65	—	105
Other operating expenses	—	68	96	—	164
(Gains) losses on property disposals, net	—	—	(2)	—	(2)
Acquisition charges	—	1	—	—	1

Total operating expenses	—	1,455	2,086	—	3,541

Operating income	—	90	136	—	226

Nonoperating (income) expenses:
Interest expense	6	1	29	(13)	23
Other	(26)	57	(45)	13	(1)

Nonoperating (income) expenses, net	(20)	58	(16)	—	22

Income (loss) before income taxes	20	32	152	—	204
Income tax provision	8	13	57	—	78

Net income (loss)	$12	$19	$95	$—	$126

For the six months ended June 30, 2004 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,533	$1,693	$—	$3,226

Operating expenses:
Salaries, wages and employees’ benefits	—	1,000	1,025	—	2,025
Operating expenses and supplies	—	229	258	—	487
Purchased transportation	—	144	207	—	351
Depreciation and amortization	—	38	46	—	84
Other operating expenses	—	71	79	—	150

Total operating expenses	—	1,482	1,615	—	3,097

Operating income	—	51	78	—	129

Nonoperating (income) expenses:
Interest expense	7	31	12	(27)	23
Other	(27)	10	(10)	27	—

Nonoperating (income) expenses, net	(20)	41	2	—	23

Income (loss) before income taxes	20	10	76	—	106
Income tax provision	7	6	28	—	41

Net income (loss)	$13	$4	$48	$—	$65

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$29	$3	$153	$—	$185

Investing activities:
Acquisition of property and equipment	—	(29)	(92)	—	(121)
Proceeds from disposal of property and equipment	—	4	8	—	12
Acquisition of companies	—	(800)	46	—	(754)

Net cash used in investing activities	—	(825)	(38)	—	(863)

Financing activities:
ABS borrowings, net		486	—	—	486
Issuance of long-term debt		150	—	—	150
Debt issuance costs		(3)	—	—	(3)
Proceeds from exercise of stock options	—	1	—	—	1
Intercompany advances / repayments	(29)	127	(98)	—	—

Net cash provided by (used in) financing activities	(29)	761	(98)	—	634

Net decrease in cash and cash equivalents	—	(61)	17	—	(44)
Cash and cash equivalents, beginning of period	—	89	17	—	106

Cash and cash equivalents, end of period	$—	$28	$34	$—	$62

For the six months ended June 30, 2004 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash from (used in) operating activities	$25	$319	$(163)	$—	$181

Investing activities:
Acquisition of property and equipment	—	—	(107)	—	(107)
Proceeds from disposal of property and equipment	—	—	4	—	4
Acquisition of companies	—	—	(8)	—	(8)

Net cash used in investing activities	—	—	(111)	—	(111)

Financing activities:
ABS borrowings, net	—	—	(15)	—	(15)
Repayment of long-term debt	—	(3)	(97)	—	(100)
Proceeds from exercise of stock options	—	—	4	—	4
Intercompany advances / repayments	(25)	(357)	382	—	—

Net cash provided by (used in) financing activities	(25)	(360)	274	—	(111)

Net decrease in cash and cash equivalents	—	(41)	—	—	(41)
Cash and cash equivalents, beginning of period	—	62	13	—	75

Cash and cash equivalents, end of period	$—	$21	$13	$—	$34

16.	Guarantees of the Senior Notes Due 2009 and 2010

In connection with the senior notes due 2009 and 2010 that Yellow Roadway assumed by virtue of its merger with USF, and in addition to the primary obligor, USF Corporation, Yellow Roadway and its following 100% owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2009 and 2010: USF Sales Corporation, USF Holland Inc., USF Bestway Inc., USF Bestway Leasing Inc., USF Reddaway Inc., USF Dugan Inc., USF Glen Moore Inc., USF Distribution Services Inc., USF Logistic Services Inc. and IMUA Handling Corporation. Each of the guarantees is full and unconditional and joint and several.

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

The following represents summarized condensed consolidating financial information of Yellow Roadway and its subsidiaries as of June 30, 2005 with respect to the financial position, for the three and six months ended June 30, 2005 for results of operations, and for the six months ended June 30, 2005 for statement of cash flows. The primary obligor column presents the financial information of USF Corporation. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2009 and 2010 including Yellow Roadway, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheet

June 30, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$38	$24	$—	$62
Accounts receivable, net	5	136	1,041	—	1,182
Prepaid expenses and other	(6)	62	167	—	223

Total current assets	(1)	236	1,232	—	1,467
Property and equipment	47	821	2,748	—	3,616
Less – accumulated depreciation	—	57	1,285	—	1,342

Net property and equipment	47	764	1,463	—	2,274
Investment in subsidiaries	161	(23)	9	(147)	—
Receivable from affiliate	566	(96)	134	(604)	—
Goodwill, intangibles and other assets	595	119	1,230	—	1,944

Total assets	$1,368	$1,000	$4,068	$(751)	$5,685

Intercompany advances payable	$—	$286	$(286)	$—	$—
Accounts payable	1	86	268	—	355
Wages, vacations and employees’ benefits	(3)	110	417	(1)	523
Other current and accrued liabilities	45	89	300	—	434
Current maturities of contingently convertible notes	—	250	—	—	250
Current maturities of long-term debt	—	—	490	—	490

Total current liabilities	43	821	1,189	(1)	2,052
Payable to affiliate	158	250	196	(604)	—
Long-term debt, less current portion	272	300	251	—	823
Deferred income taxes, net	(52)	120	325	—	393
Claims and other liabilities	105	(20)	535	—	620
Commitments and contingencies
Shareholders’ equity	842	(471)	1,572	(146)	1,797

Total liabilities and shareholders’ equity	$1,368	$1,000	$4,068	$(751)	$5,685

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,905	$194	$(10)	$2,089

Operating expenses:
Salaries, wages and employees’ benefits	1	1,152	89	(5)	1,237
Operating expenses and supplies	1	299	34	—	334
Purchased transportation	—	185	45	(2)	228
Depreciation and amortization	1	52	7	—	60
Other operating expenses	—	88	7	(3)	92
(Gains) losses on property disposals, net	—	1	—	—	1
Acquisition charges	—	1	—	—	1

Total operating expenses	3	1,778	182	(10)	1,953

Operating income (loss)	(3)	127	12	—	136

Nonoperating (income) expenses:
Interest expense	2	(1)	13	—	14
Other	—	22	(33)	10	(1)

Nonoperating (income) expenses, net	2	21	(20)	10	13

Income (loss) before income taxes	(5)	106	32	(10)	123
Income tax provision	—	32	15	—	47

Net income (loss)	$(5)	$74	$17	$(10)	$76

For the six months ended June 30, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$3,426	$351	$(10)	$3,767

Operating expenses:
Salaries, wages and employees’ benefits	1	2,109	166	(5)	2,271
Operating expenses and supplies	1	523	66	—	590
Purchased transportation	—	337	77	(2)	412
Depreciation and amortization	1	93	11	—	105
Other operating expenses	—	158	9	(3)	164
(Gains) losses on property disposals, net	—	(2)	—	—	(2)
Acquisition charges	—	1	—	—	1

Total operating expenses	3	3,219	329	(10)	3,541

Operating income (loss)	(3)	207	22	—	226

Nonoperating (income) expenses:
Interest expense	2	(5)	24	—	21
Other	—	78	(87)	10	1

Nonoperating (income) expenses, net	2	73	(63)	10	22

Income (loss) before income taxes	(5)	134	85	(10)	204
Income tax provision	—	50	28	—	78

Net income (loss)	$(5)	$84	$57	$(10)	$126

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(13)	$(89)	$274	$13	$185

Investing activities:
Acquisition of property and equipment	—	(20)	(101)	—	(121)
Proceeds from disposal of property and equipment	—	—	12	—	12
Acquisition of companies	43	(797)	—	—	(754)

Net cash used in investing activities	43	(817)	(89)	—	(863)

Financing activities:
ABS borrowings, net	—	486	—	—	486
Issuance of long-term debt	—	150	—	—	150
Debt issuance costs	—	(3)	—	—	(3)
Proceeds from exercise of stock options	1	—	—	—	1
Intercompany advances / repayments	(31)	229	(185)	(13)	—

Net cash provided by (used in) financing activities	(30)	862	(185)	(13)	634

Net decrease in cash and cash equivalents	—	(44)	—	—	(44)
Cash and cash equivalents, beginning of period	—	82	24	—	106

Cash and cash equivalents, end of period	$—	$38	$24	$—	$62

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of Yellow Roadway Corporation (also referred to as “Yellow Roadway,” “we” or “our”). MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or include the words “should,” “could,” “may,” “expect,” “believe,” “estimate” or similar expressions. Our actual results could differ materially from those projected by these forward-looking statements due to a number of factors, including (without limitation), inflation, inclement weather, price and availability of fuel, competitor pricing activity, expense volatility, ability to capture cost synergies from acquisitions, changes in equity and debt markets, a downturn in general or regional economic activity, effects of a terrorist attack, and labor relations, including (without limitation), the impact of work rules, work stoppages, strikes or other disruptions, any obligations to multi-employer health, welfare and pension plans, wage requirements and employee satisfaction.

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

Yellow Transportation Results

Yellow Transportation represented approximately 41% and 47% of our consolidated revenue in the second quarter of 2005 and 2004, respectively, and 44% and 47% in the six months ended June 30, 2005 and 2004, respectively. The table below provides summary financial information for Yellow Transportation for the three and six months ended June 30:

	Three months				Six months
(in millions)	2005	2004	Percent Change		2005	2004	Percent Change
Operating revenue	$851.1	$792.6	7.4%		$1,642.3	$1,527.1	7.5%
Operating income	68.5	45.7	49.9%		117.3	72.1	62.7%
Adjustments to operating income(a)	0.1	—	n/m		(2.5)	0.5	n/m	(b)
Adjusted operating income (d)	68.6	45.7	50.1%		114.8	72.6	58.1%
Operating ratio	92.0%	94.2%	2.2	pp	92.9%	95.3%	2.4	pp(c)
Adjusted operating ratio	91.9%	94.2%	2.3	pp	93.0%	95.2%	2.2	pp

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations (see discussion below).
(b)	Not meaningful.
(c)	Percentage points.
(d)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Yellow Transportation reported record second quarter 2005 revenue of $851.1 million, representing an increase of $58.5 million or 7.4% from the second quarter of 2004. The revenue increase resulted from improved yield, higher fuel surcharge revenue and a continued emphasis on premium services. The fuel surcharge, adjusted weekly and based on a national index, represents an amount charged to customers that adjusts for changing fuel prices and is common throughout the transportation industry. The increase in Yellow Transportation revenue is illustrated by the improvement in less-than-truckload (“LTL”) revenue per hundred weight of 9.6% compared to the prior year quarter. In the second quarter of 2005, LTL shipments declined by 1.0% per day while LTL weight per shipment declined 0.9% compared to the second quarter of 2004.

The successful implementation of a new next day service offering in the first quarter of 2005 has continued to deliver excellent operational performance through the second quarter of 2005. Additionally, premium services, an integral part of our strategy to offer a broad portfolio of services and meet the increasingly complex transportation needs of our customers, continued to deliver sizable revenue growth. Premium services at Yellow Transportation include, among others, Exact Express®, an expedited and time-definite ground service with a 100% satisfaction guarantee. Total Exact Express revenue increased in the second quarter of 2005 by 14.7%.

Yellow Transportation operating income improved by $22.8 million or 49.9% in the second quarter of 2005 compared to the second quarter of 2004. Operating income increased due to higher revenue, including fuel surcharge revenue, synergy activities and our continued ability to effectively balance volume, price and service. In addition, the second quarter of 2004 included $3.5 million specifically accrued for claims arising out of serious highway accidents. Contractual wage and benefit rates increased expense as expected. Operating expenses as a percentage of revenue improved in the second quarter of 2005 by 2.2 percentage points compared to the second quarter of 2004, resulting in an operating ratio of 92.0%. Operating ratio refers to a common industry measurement calculated by dividing a company’s operating expenses by its operating revenue.

In addition to the operating ratio, we evaluate our results based on incremental margins, or the change in adjusted operating income divided by the change in revenue. The incremental margin at Yellow Transportation from the second quarter of 2004 to the second quarter of 2005 was 39.0%, which is above our 15 to 20% long-term goal. In any given quarter, our incremental margin may be above or below our targeted level of 15 to 20%. However, over the longer-term, our expectation is to average a 15 to 20% incremental margin.

Adjustments to operating income represent charges that management excludes when evaluating segment performance to better understand the results of our core operations. Management excludes the impact of gains and losses from the disposal of property as they reflect charges not related to the segment’s primary business. For the three months ended June 30, 2005, adjustments to operating income were $0.1 million. There were no adjustments for the three months ended June 30, 2004.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Yellow Transportation revenue increased $115.2 million or 7.5% in the six months ended June 30, 2005 versus the year ago period. LTL revenue per hundred weight increased during the six months ended June 30, 2005 by 9.0% compared to the six months ended June 30, 2004. In the six months ended June 30, 2005, Yellow Transportation LTL shipments per day declined 1.1% while LTL weight per shipment declined 0.3%. Premium services revenue increased 15.8% in the six months ended June 30, 2005 versus the six months ended June 30, 2004.

Operating income for Yellow Transportation increased $45.2 million or 62.7% in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. As discussed above, the increase in operating income is related to the increased revenue, synergy activities and our continued success in negotiating appropriate prices for the related business volumes, as well as serious highway accident accruals in the prior year that did not recur in the current year. Our operating income was adversely impacted by wage and benefit increases. Despite the cost increases, operating expenses as a percentage of revenue decreased for the first six months of 2005 by 2.4 percentage points compared to the first six months of 2004, resulting in a year-to-date 2005 operating ratio of 92.9%.

Roadway Express Results

Roadway Express represented approximately 40% and 46% of our consolidated revenue in the second quarter of 2005 and 2004, respectively, and 42% and 46% in the six months ended June 30, 2005 and 2004, respectively. The table below provides summary financial information for Roadway Express for the three and six months ended June 30:

	Three months				Six months
(in millions)	2005	2004	Percent Change		2005	2004	Percent Change
Operating revenue	$830.9	$768.2	8.2%		$1,597.6	$1,485.3	7.6%
Operating income	51.2	36.4	40.7%		88.3	51.4	71.8%
Adjustments to operating income(a)	1.0	(0.2)	n/m		0.5	(0.1)	n/m	(b)
Adjusted operating income(d)	52.2	36.2	44.2%		88.8	51.3	73.1%
Operating ratio	93.8%	95.3%	1.5	pp	94.5%	96.5%	2.0	pp(c)
Adjusted operating ratio	93.7%	95.3%	1.6	pp	94.4%	96.5%	2.1	pp

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations (see discussion below).
(b)	Not meaningful.
(c)	Percentage points.
(d)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Roadway Express reported revenue of $830.9 million in the second quarter of 2005 compared to $768.2 million in the same quarter of 2004, an increase of 8.2%. The revenue increase was attributable to a 7.9% increase in overall revenue per hundred weight and a 7.9% increase in LTL revenue per hundred weight. Revenue also increased partly due to a 0.6% growth in tonnage per day, of which 0.8% is LTL. Premium services, Time Critical™ and Time Advantage™, which grew 27.4% compared to the second quarter of 2004, contributed to the increased revenue. Fuel surcharge revenue also increased compared to the second quarter of 2004.

Roadway Express reported operating income of $51.2 million for the second quarter, an improvement of 40.7%, or $14.8 million over the second quarter of 2004. Most expenses were in line with the increased volumes experienced during the quarter as compared to second quarter of 2004. Increases in yield, synergy activities, fuel surcharge revenue, and controlled operating expenses also contributed to the overall results. The segment has not fully attained expected productivity and tonnage per trip improvements related to certain organizational changes implemented during the quarter. The segment continued to see decreased incidents which have led to comparably favorable insurance claims and adjustments, despite higher than expected cargo claims. Roadway Express reported a second quarter operating ratio of 93.8%, a 1.5 percentage point improvement over the second quarter of 2004.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Roadway Express reported revenue of $1.6 billion in the first half of 2005 compared to $1.5 billion in the comparable period in 2004, an increase of 7.6%. The revenue increase was primarily due to a 7.2% increase in overall revenue per hundred weight and a 7.0% increase in LTL revenue per hundred weight. Tonnage per day grew 0.7% and LTL tonnage per day grew 0.6%, both of which contributed to the increase in revenue. Premium services, which also contributed to the revenue growth, grew 45.0% compared to the same period of 2004. Fuel surcharge also drove a portion of the increase in revenue compared to the first half of 2004.

For the first half of the year, Roadway Express reported operating income of $88.3 million, an improvement of 71.8%, or $36.9 million. The segment generally controlled total operating costs in line with the increase in volumes and continued to experience efficiencies due to synergy activity. The segment experienced lower efficiencies and tonnage per trip than expected related to inconsistent adjustments to volumes and the initial implementation of organizational changes. A reduction in rail usage and the price of fuel increased transportation costs. The segment also experienced higher cargo claims than were anticipated, but these claims were more than offset by favorable trends in insurance and other claims. Roadway Express reported an operating ratio of 94.5%, 2.0 percentage points better than the comparable period of 2004.

Regional Transportation Results

Regional Transportation represented approximately 15% and 4% of our consolidated revenue in the second quarter of 2005 and 2004, respectively, and 10% and 4% in the six months ended June 30, 2005 and 2004, respectively. This segment includes the results of New Penn and, effective May 25, 2005, the results of the LTL and truckload (“TL”) operating companies of USF. The amounts presented below for 2004 include only the results of New Penn. The table below provides summary financial information for Regional Transportation for the three and six months ended June 30:

	Three months			Six months
(in millions)	2005		2004	2005		2004
Operating revenue	$314.5		$64.3	$379.9		$120.4
Operating income	19.8		9.2	27.9		15.0
Adjustments to operating income(a)	0.4		—	0.4		(0.1)
Adjusted operating income (c)	20.2		9.2	28.3		14.9
Operating ratio	n/m	(b)	85.7%	n/m	(b)	87.6%
Adjusted operating ratio	n/m	(b)	85.8%	n/m	(b)	87.6%

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations (see discussion below).
(b)	Not meaningful.
(c)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.

Three months ended June 30, 2005 compared to three months ended June 30, 2004

The segment had combined revenue of $314.5 million of which the USF LTL companies contributed $229.6 million during the period May 25, 2005 through June 30, 2005. Of the USF LTL companies, USF Dugan, which on June 20, 2005 announced plans to cease operations effective July 11, 2005, contributed $24.3 million of operating revenue. The majority of the markets that USF Dugan previously served are being transitioned to USF Holland and USF Bestway.

New Penn reported revenue of $72.8 million in the second quarter of 2005 compared to reported revenue of $64.3 million in the second quarter of 2004, an increase of 13.2%. The revenue improvement from the second quarter of 2004 to the second quarter of 2005 was driven by an 11.8% increase in LTL revenue per hundred weight and the May 24, 2004 closure of USF Red Star. Additionally, New Penn continued to leverage strong sales initiatives in a generally favorable economic environment in the Northeast region of the country.

The segment had combined operating income of $19.8 million of which the new USF LTL companies contributed $11.7 million during the period May 25, 2005 through June 30, 2005. Included in this amount is an operating loss of $2.6 million attributed to USF Dugan.

Operating income at New Penn was $11.0 million in the second quarter of 2005 compared to $9.2 million in the second quarter of 2004, an increase of 19.6%. New Penn’s ability to manage costs in line with volumes, as well as increased revenue driven by sales initiatives, contributed to an operating ratio improvement of 0.8 percentage points over the prior year second quarter. New Penn reported an operating ratio of 84.9% for the second quarter of 2005.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

As the acquisition of USF occurred May 24, 2005, the six month discussion below will only include New Penn information. The amounts presented in the discussion above related to the USF companies would also be included in our six month results.

New Penn reported revenue of $138.3 million in the six months ended June 30, 2005 compared to reported revenue of $120.4 million in the six months ended June 30, 2004, an increase of 14.9%. The revenue increase was partly attributable to a 8.2% growth in total revenue per hundred weight. LTL revenue per hundred weight grew 7.7%. Fuel surcharge also contributed to the increased revenue compared to the first six months of 2004. Strong sales growth initiatives played a key part in New Penn’s ability to continue to increase revenue.

New Penn reported operating income of $19.1 million compared to $15.0 million for the same period in 2004. New Penn continued to have strong cost management which helped to improve the operating results. New Penn reported an operating ratio of 86.2%, 1.4 percentage points better than the comparable period from 2004.

Meridian IQ Results

Meridian IQ is our logistics segment that plans and coordinates the movement of goods throughout the world. Meridian IQ represented approximately 5% and 3% of our consolidated revenue in the second quarter of 2005 and 2004, respectively, and 4% and 3% in the six months ended June 30, 2005 and 2004, respectively. This segment includes the results of Meridian IQ and, effective May 25, 2005, the results of the USF Logistics group of entities (“USFL”). The amounts presented below for 2004 include only the results of Meridian IQ. The table below provides summary financial information for Meridian IQ for the three and six months ended June 30:

	Three months			Six months
(in millions)	2005	2004	Percent Change	2005	2004	Percent Change
Operating revenue	$95.6	$50.6	88.9%	$152.1	$96.3	57.9%
Operating income	3.6	0.6	n/m	4.6	1.2	n/m

Three months ended June 30, 2005 compared to three months ended June 30, 2004

In the second quarter of 2005, Meridian IQ revenue increased by $45.0 million or 88.9% from the second quarter of 2004. The significant increase in revenue resulted from a combination of recent acquisitions with $25.9 million or 57.6% of the improvement attributable to USFL and strong organic growth within Meridian IQ existing services. Operating income also increased from $0.6 million in the second quarter of 2004 to $3.6 million in the second quarter of 2005. The improved operating results are reflective of the increased revenue and scalability. The USFL operations contributed $1.1 million of operating income for the quarter.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

In the first half of 2005, Meridian IQ revenue increased by $55.8 million or 57.9% from the first half of 2004. As previously mentioned, the significant increase in revenue resulted from both strong organic growth and recent acquisitions, including $25.9 million in revenue attributable to USFL. Operating income also increased from $1.2 million in the first half of 2004 to $4.6 million in the first half of 2005, resulting from the strong revenue growth and scalability. USFL contributed $1.1 million of operating income for the six months ended June 30, 2005.

Consolidated Results

Our consolidated results for the three and six months ended June 30, 2005 and 2004 include the results of each of the operating segments previously discussed. The following discussion focuses on items that management evaluates on a consolidated basis, as segment results have been discussed previously.

The table below provides summary consolidated financial information for the three and six months ended June 30:

	Three months			Six months
(in millions)	2005	2004	Percent Change	2005	2004	Percent Change
Operating revenue	$2,088.8	$1,674.1	24.8%	$3,766.8	$3,226.3	16.8%
Operating income	135.8	88.2	54.0%	225.8	129.6	74.2%
Nonoperating expenses, net	12.9	12.0	7.5%	22.3	23.7	(5.9)%
Net income	$76.1	$46.9	62.3%	$126.0	$65.1	93.5%

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Each of our operating segments contributed to the revenue growth, which resulted from a combination of favorable economic conditions, increased fuel surcharge revenue, increased premium services and the USF acquisition. Operating revenue increased by $414.7 million from second quarter 2004 to the second quarter of 2005 of which the USF companies contributed $267.5 million of operating revenue during the period May 25, 2005 through June 30, 2005.

Operating income increased $47.6 million for the three months ended June 30, 2005 versus the comparable year ago period, of which the USF companies contributed $9.9 million of operating income during the period May 25, 2005 through June 30, 2005. Operating income also benefited from increased revenue and the corresponding incremental margins at our pre-existing operating segments. Corporate expenses in the second quarter of 2005 increased by $2.5 million from the second quarter of 2004 due to increased salaries and benefits among corporate personnel and certain acquisition costs resulting from the USF acquisition, offset by corporate-allocated management fees.

Nonoperating expenses increased as a result of our increased debt level in turn increasing interest expense as compared to 2004.

Our effective tax rate for the second quarter of 2005 was 38.1% compared to 38.5% in the second quarter of 2004. As we record our tax provision based on our full year forecasted results, we expect this rate to remain unchanged for the remainder of the year. Variations in the rate could result from our income allocation among subsidiaries and their relative state tax rates, in addition to tax planning strategies that may be implemented throughout the year.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Consolidated operating revenue increased by $540.5 million during the six months ended June 30, 2005 as compared to the year ago period. All of our operating companies contributed to the increase as did the USF acquisition which contributed $267.5 million of operating revenue.

Consolidated operating income increased by $96.2 million during the six months ended June 30, 2005 as compared to the year ago period, of which the USF companies contributed $9.9 million. Yellow Transportation, Roadway Express and New Penn had strong improvements in their operating ratio which led to the consolidated increased operating income. Corporate expenses for the six months ended June 30, 2005 increased as compared to the six months ended June 30, 2004 by $8.5 million due to salaries and benefits related to additional personnel within the corporate group to support our overall growth, increased professional services fees associated with the compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and certain acquisition costs, offset by corporate-allocated management fees.

Nonoperating expenses remained relatively flat in the six months ended June 30, 2005 versus the year ago period with the decreases in interest expense in the first quarter of 2005 versus the first quarter of 2004 due to lower borrowing levels being offset by the increased interest expense in the second quarter of 2005 related to the additional borrowings necessary to fund the USF acquisition and the assumption of $250 million of USF debt.

Our effective tax rate for the six months ended June 30, 2005 was 38.1% compared to 38.5% for the six months ended June 30, 2004. We expect our rate to remain at 38.1% for the remainder of 2005.

Financial Condition

Liquidity

Our liquidity needs arise primarily from capital investment in new equipment, land and structures, and information technology, as well as funding working capital requirements. We also had specific liquidity needs during the current quarter to fund the USF acquisition. To provide short-term and longer-term liquidity, we maintain capacity under a $850 million unsecured credit agreement and a $650 million ABS agreement involving Yellow Transportation, Roadway Express, USF Holland and USF Reddaway accounts receivable. Each of these agreements are more fully described in the Notes to Consolidated Financial Statements. We believe these facilities provide adequate capacity to fund our current working capital and capital expenditure requirements.

The following table provides details of the outstanding components and available unused capacity under the current bank credit agreement and ABS agreement at each period end:

(in millions)	June 30, 2005	December 31, 2004
Capacity:
Revolving loan	$850.0	$500.0
ABS facility	650.0	450.0

Total capacity	1,500.0	950.0

Amounts outstanding:
Letters of credit	(415.0)	(275.4)
ABS facility	(486.0)	—

Total outstanding	(901.0)	(275.4)

Available unused capacity	$599.0	$674.6

Contingent Convertible Notes

On June 30, 2005, the conversion triggers with respect to the $250 million 5% contingent convertible senior notes had been met. Accordingly, as of June 30, 2005, our note holders had the right, at their option, to convert these notes, in whole or in part, into cash and shares of our common stock, subject to certain limitations. This conversion option, coupled with our obligation to settle any conversion by remitting to the note holder the accreted value of the note in cash, resulted in the classification of the $250 million contingent convertible senior notes as a current liability on the accompanying consolidated balance sheet as of June 30, 2005. The future balance sheet classification of each of these liabilities will be monitored at each quarterly reporting date, and will be determined based on an analysis of the various conversion rights described above. We believe the likelihood of a note holder presenting their notes for conversion to be remote.

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

(in millions)	2005	2004
Net cash from operating activities	$184.6	$180.7
Net property and equipment additions	(108.1)	(103.3)
Proceeds from exercise of stock options	0.8	3.4

Free cash flow	$77.3	$80.8

The $3.5 million decrease in free cash flow from the first six months of 2004 to the first six months of 2005 resulted primarily from a decrease in other working capital items of $82.8 million and an increase in claims and other of $13.3 million all of which is offset by an increase in net income of $60.9 million, an increase in accounts receivable collections of $16.2 million and an increase in accounts payable of $16.1 million. Other working capital fluctuations primarily related to $37.4 million change in employee wage and benefit accruals, $22.6 million change in accrued taxes and $22.1 million change in prepaids.

Other items considered in evaluating free cash flow include net property and equipment additions and proceeds from the exercise of stock options. In the first six months of 2005, net property and equipment additions increased by $4.8 million compared to the first six months of 2004. Gross property and equipment additions for the first six months of 2005 were $120.5 million versus $107.0 million for the first six months of 2004. Our proceeds received from the exercise of employee and director stock options decreased by $2.6 million in the first six months of 2005 compared to the first six months of 2004 due to the decrease in the exercise of these options.

We had significant financing activity during the six months ended June 30, 2005, primarily as a result of the USF acquisition. This activity is described in detailed in footnote 5 in the notes to the consolidated financial statements.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of June 30, 2005. Most of these obligations and commitments have been discussed in detail either in the preceding paragraphs or the notes to the financial statements. The tables do not include expected pension funding as disclosed separately in the previous section.

Contractual Cash Obligations

	Payments Due By Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Balance sheet obligations:
ABS borrowings	$486.0	$—	$—	$—	$486.0
Long-term debt including interest	36.2	128.6	571.2	808.4	1,544.4

Off balance sheet obligations:
Operating leases	73.2	126.0	42.9	16.7	258.8	(a)
Capital expenditures	95.4	—	—	—	95.4

Total contractual obligations	$690.8	$254.6	$614.1	$825.1	$2,384.6

(a)	The net present value of operating leases, using a discount rate of 10 percent, was $235.9 million at June 30, 2005.

Our consolidated balance sheet at June 30, 2005 reflects $250.0 million contingently convertible notes classified as a current liability as our note holders had the right, at their option, to convert their notes, in whole or in part, into cash and shares of common stock. However, we have reflected the obligation above based on the stated maturity as we believe the likelihood of a note holder presenting their notes for conversion to be remote.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Available line of credit	$—	$—	$434.5	$—	$434.5
Letters of credit	415.0	—	—	—	415.0
Lease guarantees	0.8	2.0	0.4	—	3.2
Surety bonds	61.5	8.9	1.3	—	71.7

Total commercial commitments	$477.3	$10.9	$436.2	$—	$924.4

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, equity prices, foreign exchange rates and fuel prices.

Risk from Interest Rates and Equity Prices

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we historically utilized both fixed rate and variable rate financial instruments with varying maturities. At June 30, 2005, we had approximately 60% of our outstanding debt at fixed rates.

The table below provides information regarding our interest rate risk related to fixed-rate debt as of June 30, 2005. Principal cash flows are stated in millions and weighted average interest rates are by contractual maturity. We estimate the fair value of our industrial development bonds by discounting the principal and interest payments at current rates available for debt of similar terms and maturity. The fair values of our senior notes due 2008, USF senior notes and contingent convertible senior notes have been calculated based on the quoted market prices at June 30, 2005. The market price for the contingent convertible senior notes reflects the combination of debt and equity components of the convertible instrument.

(in millions)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed-rate debt	$4.4	$—	$—	$227.5	$101.0	$556.0	$888.9	$1,140.8
Average interest rate	5.25%	—	—	8.22%	6.5%	5.52%

Foreign Exchange Rates

Revenue, operating expenses, assets and liabilities of our subsidiaries located in Asia, Canada, Mexico, Europe and Peru are denominated in local currencies, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not material to our consolidated financial position or results of operations. On June 30, 2005, we entered into a foreign currency hedge with a notional amount of $6.9 million and a maturity of September 30, 2005. This instrument is to effectively hedge our exposure to foreign currency fluctuations on certain intercompany debt with GPS Logistics (EU) Ltd., a wholly owned subsidiary.

Fuel Price Volatility

Yellow Transportation, Roadway Express and Regional Transportation currently have effective fuel surcharge programs in place. As discussed under “Results of Operations – Yellow Transportation,” these programs are well established within the industry and customer acceptance of fuel surcharges remains high. Because the amount of fuel surcharge is based on average, national diesel fuel prices and is reset weekly, our exposure to fuel price volatility is significantly reduced.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Annual Meeting of Shareholders on May 19, 2005.

(b)	The following directors were elected with the indicated number of votes set forth below.

Nominees	For	Withheld
Cassandra C. Carr	39,945,500	84,490
Howard M. Dean	39,243,063	786,927
Frank P. Doyle	39,931,524	98,466
John F. Fiedler	39,909,286	120,704
Dennis E. Foster	39,967,502	62,488
John C. McKelvey	39,398,304	631,686
Phillip J. Meek	39,963,184	66,806
William L. Trubeck	39,414,511	615,479
Carl W. Vogt	39,618,250	411,740
William D. Zollars	39,231,645	798,345

(c)	Votes were cast with respect to the ratification of the appointment of KPMG LLP as independent public accountants of the Company for 2005.

For: 39,961,156	Against: 39,166	Abstain: 29,668

Item 6. Exhibits

10.1	Yellow Roadway Corporation 2004 Long-term Incentive and Equity Award Plan.

10.2	Form of Executive Severance Agreement.

10.3	Form of Yellow Roadway Corporation Share Unit Agreement.

31.1	Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Donald G. Barger, Jr. pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William D. Zollars pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Donald G. Barger, Jr. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YELLOW ROADWAY CORPORATION
Registrant

Date: August 9, 2005	/s/ William D. Zollars
William D. Zollars
Chairman of the Board of
Directors, President & Chief
Executive Officer

Date: August 9, 2005	/s/ Donald G. Barger, Jr.
Donald G. Barger, Jr.
Senior Vice President
& Chief Financial Officer