Form 10-Q
period 2005-09-30
YELLOW ROADWAY CORP
filed 2005-11-09
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common Stock, $1 Par Value Per Share	58,070,095 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Yellow Roadway Corporation and Subsidiaries

(Amounts in thousands except per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$57,474	$106,489
Accounts receivable, net	1,249,604	778,596
Prepaid expenses and other	221,401	168,356

Total current assets	1,528,479	1,053,441

Property and Equipment:
Cost	3,611,559	2,672,289
Less – accumulated depreciation	1,352,767	1,249,571

Net property and equipment	2,258,792	1,422,718

Goodwill	1,195,883	632,141
Intangibles, net	705,555	468,310
Other assets	107,945	50,559

Total assets	$5,796,654	$3,627,169

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$358,847	$307,089
Wages, vacations and employees’ benefits	528,199	427,731
Other current and accrued liabilities	431,339	210,519
Asset-backed securitization (“ABS”) borrowings	456,000	—
Current maturities of contingently convertible notes	—	250,000
Current maturities of long-term debt	4,439	4,400

Total current liabilities	1,778,824	1,199,739

Other Liabilities:
Long-term debt, less current portion	1,170,483	403,535
Deferred income taxes, net	373,844	319,839
Claims and other liabilities	578,587	489,865
Commitments and contingencies

Shareholders’ Equity:
Common stock, $1 par value per share	60,177	51,303
Preferred stock, $1 par value per share	—	—
Capital surplus	1,163,584	694,504
Retained earnings	761,767	550,484
Accumulated other comprehensive loss	(31,265)	(33,159)
Unamortized restricted stock awards	(19,726)	(10,479)
Treasury stock, at cost (2,093 and 2,066 shares)	(39,621)	(38,462)

Total shareholders’ equity	1,894,916	1,214,191

Total liabilities and shareholders’ equity	$5,796,654	$3,627,169

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

Yellow Roadway Corporation and Subsidiaries

For the Three and Nine Months Ended September 30

(Amounts in thousands except per share data)

(Unaudited)

	Three Months		Nine Months
	2005	2004	2005	2004
Operating Revenue	$2,491,650	$1,767,082	$6,258,457	$4,993,348

Operating Expenses:
Salaries, wages and employees’ benefits	1,450,548	1,083,027	3,721,462	3,107,697
Operating expenses and supplies	412,949	251,261	1,002,998	738,746
Purchased transportation	274,568	196,070	686,552	546,718
Depreciation and amortization	75,800	43,158	180,848	126,746
Other operating expenses	110,147	73,833	274,272	223,880
(Gains) losses on property disposals, net	1,638	(859)	(346)	(590)
Acquisition and executive severance charges	9,213	—	10,077	—

Total operating expenses	2,334,863	1,646,490	5,875,863	4,743,197

Operating Income	156,787	120,592	382,594	250,151

Nonoperating (Income) Expenses:
Interest expense	19,949	11,041	42,753	34,448
Write off of deferred debt issuance costs	—	18,279	—	18,279
Other	(943)	364	(1,488)	706

Nonoperating expenses, net	19,006	29,684	41,265	53,433

Income Before Income Taxes	137,781	90,908	341,329	196,718
Income tax provision	52,496	34,999	130,046	75,736

Net Income	$85,285	$55,909	$211,283	$120,982

Average Common Shares Outstanding – Basic	57,994	48,204	53,177	47,993

Average Common Shares Outstanding – Diluted	60,194	48,778	56,018	48,492

Basic Earnings Per Share	$1.47	$1.16	$3.97	$2.52

Diluted Earnings Per Share	$1.42	$1.15	$3.77	$2.50

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

Yellow Roadway Corporation and Subsidiaries

For the Nine Months Ended September 30

(Amounts in thousands)

(Unaudited)

	2005	2004
Operating Activities:
Net income	$211,283	$120,982
Noncash items included in net income:
Depreciation and amortization	180,848	126,746
Deferred debt issuance cost write off	—	18,279
Gains on property disposals, net	(346)	(590)
Deferred income tax provision, net	9,373	(11,161)
Changes in assets and liabilities, net:
Accounts receivable	(139,053)	(123,958)
Accounts payable	(43,990)	(31,401)
Other working capital items	(20,351)	118,256
Claims and other	51,062	49,884
Other, net	7,510	7,626

Net cash provided by operating activities	256,336	274,663

Investing Activities:
Acquisition of property and equipment	(231,644)	(155,165)
Proceeds from disposal of property and equipment	18,366	12,867
Acquisition of companies, net of cash acquired	(754,120)	(10,463)
Investment in affiliate	(46,043)	—
Other	2,075	—

Net cash used in investing activities	(1,011,366)	(152,761)

Financing Activities:
ABS borrowings, net	456,000	(2,500)
Issuance (repayment) of long-term debt	249,978	(175,044)
Debt issuance costs	(4,256)	(2,843)
Proceeds from exercise of stock options	4,293	9,321

Net cash provided by (used in) financing activities	706,015	(171,066)

Net Decrease In Cash and Cash Equivalents	(49,015)	(49,164)

Cash and Cash Equivalents, Beginning of Period	106,489	75,166

Cash and Cash Equivalents, End of Period	$57,474	$26,002

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

Yellow Roadway Corporation and Subsidiaries

For the Nine Months Ended September 30

(Amounts in thousands except per share data)

(Unaudited)

2005
Common Stock
Beginning balance	$51,303
Issuance of common stock for USF acquisition	9,020
Other, net	(146)

Ending balance	$60,177

Capital Surplus
Beginning balance	$694,504
Issuance of equity awards, net	19,668
Issuance of common stock for USF acquisition	439,105
Employer contribution to 401(k) plan	6,189
Stock option exercises	4,159
Other, net	(41)

Ending balance	$1,163,584

Retained Earnings
Beginning balance	$550,484
Net income	211,283

Ending balance	$761,767

Accumulated Other Comprehensive Loss
Beginning balance	$(33,159)
Foreign currency translation adjustment, net of tax	1,894

Ending balance	$(31,265)

Unamortized Equity Awards
Beginning balance	$(10,479)
Issuance of equity awards, net	(17,424)
Amortization of equity awards	8,177

Ending balance	$(19,726)

Treasury Stock, At Cost
Beginning balance	$(38,462)
Other, net	(1,159)

Ending balance	(39,621)

Total Shareholders’ Equity	$1,894,916

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

Yellow Roadway Corporation (also referred to as “Yellow Roadway,” “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. Our operating subsidiaries include the following:

•	Yellow Transportation, Inc. (“Yellow Transportation”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. Approximately 45% of Yellow Transportation shipments are completed in two days or less.

•	Roadway Express, Inc. (“Roadway Express”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through regionalized management and customer facing organizations. Approximately 30% of Roadway Express shipments are completed in two days or less. Roadway Express owns 100% of Reimer Express Lines Ltd. (“Reimer”), located in Canada, that specializes in shipments into, across and out of Canada.

•	YRC Regional Transportation, Inc. (“Regional Transportation”) is a holding company for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation includes the results of New Penn Motor Express, Inc. (“New Penn”), USF Holland Inc., USF Reddaway Inc. and USF Bestway Inc., which provide regional, next-day ground services through a network of facilities located across the United States (“U.S.”); Quebec, Canada; Mexico and Puerto Rico and USF Glen Moore Inc., which provides truckload services throughout the U.S.

•	Meridian IQ, Inc. (“Meridian IQ”) is a logistics company that plans and coordinates the movement of goods throughout the world, providing customers a quick return on investment, more efficient supply-chain processes and a single source for transportation management solutions. Meridian IQ also includes the business of USF Logistics Services Inc. following our acquisition of USF Corporation.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Yellow Roadway and its wholly owned subsidiaries. Investments in non-majority owned affiliates are accounted for on the equity method. Management makes estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates. We have prepared the consolidated financial statements, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

3.	Acquisitions and Investments

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), we allocate the purchase price of our acquisitions to the tangible and intangible assets and liabilities of the acquired entity based on their fair values. We record the excess of the purchase price over the fair values as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair value. Intangible assets with definite useful lives are amortized on a straight-line basis over their respective useful lives.

The operating results of the following acquisitions are included in our consolidated results of operations from the dates of acquisition through September 30, 2005.

USF Corporation

On May 24, 2005, Yellow Roadway completed the acquisition of USF Corporation (“USF”), headquartered in Chicago, IL, through the merger (the “Merger”) of a wholly owned subsidiary of Yellow Roadway with and into USF, resulting in USF becoming a wholly owned subsidiary of Yellow Roadway. USF, a leader in the transportation industry, specializes in delivering comprehensive supply chain management solutions, including high-value next-day, regional and national less-than-truckload (“LTL”) transportation, third-party logistics, and premium regional and national truckload transportation. The company serves the North American market, including the United States, Canada and Mexico, as well as the U.S. territories of Puerto Rico and Guam under the following brands: USF Holland, USF Reddaway, USF Bestway, USF Glen Moore and USF Logistics. The acquisition further advances Yellow Roadway as one of the leading transportation services companies in the world. The combined entity offers customers a broad range of transportation services including next day, inter-regional, national and international capabilities.

Pursuant to the Merger, each share of common stock of USF was converted into the right to receive $29.25 in cash and 0.31584 shares of Yellow Roadway common stock resulting in consideration of approximately $835 million in cash and 9 million shares for a total purchase price of $1.3 billion. The purchase price also included approximately $14.1 million for investment banking, legal and accounting fees that Yellow Roadway incurred to consummate the acquisition, resulting in total cash consideration of $742 million, net of cash acquired. The cash portion of the merger consideration was financed with a combination of proceeds from the issuance of floating rate notes, borrowings under our ABS facility, and cash on hand.

The allocation of the total consideration for the USF acquisition is as follows (in millions):

Current assets, net of cash acquired of $106.9 million	$357.3
Property and equipment	792.7
Goodwill	561.3
Intangible assets	238.7
Other assets	21.6
Current liabilities	(367.7)
Long-term debt	(272.2)
Other liabilities	(141.0)

Net assets acquired	$1,190.7

The purchase price allocation has been prepared on a preliminary basis, and changes are expected as an appraisal of both tangible and intangible assets is completed and additional information becomes available.

Of the estimated $238.7 million of acquired intangible assets, $159.1 million was assigned to trade names that are not subject to amortization. The remaining $79.6 million of acquired intangible assets has a weighted-average useful life of approximately thirteen years. The intangible assets that make up that amount include customer relationships of $71.4 million (fourteen-year weighted average useful life) and computer software of $8.2 million (five-year weighted average useful life). The $561.3 million of goodwill was assigned to the Regional Transportation and Meridian IQ segments in the amounts of $480.0 million and $81.3 million, respectively. None of the goodwill is expected to be deductible for tax purposes.

In connection with the acquisition and our overall business strategy, on June 20, 2005 we announced the planned shut down of USF Dugan Inc., effective July 11, 2005. Additionally, we have significantly reduced the personnel requirements in Chicago, IL, USF’s former headquarters. As a result of these planned events, we incurred $33.0 million of restructuring costs as a result of severance (administrative, sales and operations personnel primarily from USF Dugan and the USF corporate office) and contract terminations. We have recognized these costs as a liability assumed as of the acquisition date, resulting in additional goodwill. These restructuring costs consisted of $24.4 million of employee termination (including wages, health benefits and outplacement services) for approximately 1,250 employees and $8.6 million for contract terminations and other miscellaneous costs. All of these restructuring items will have been effectuated within one year of the acquisition in accordance with purchase accounting requirements. During the nine months ended September 30, 2005, we paid $25.7 million of restructuring costs resulting in a $7.3 million accrued liability at September 30, 2005.

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the USF acquisition had occurred as of the beginning of the periods presented for the three and nine months ended September 30.

	Three Months		Nine Months
(in millions except per share data)	2005	2004	2005	2004
Revenue	$2,491.7	$2,349.2	$7,216.7	$6,804.1
Net income	85.3	65.1	192.1	130.3
Diluted earnings per share	$1.42	$1.13	$3.16	$2.27

The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to interest expense and amortization expense, net of tax. Included in the pro forma results for the nine months ended September 30, 2005 is approximately $18.3 million ($11.0 million net of tax) of acquisition charges incurred by USF that are considered unusual. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of Yellow Roadway that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of Yellow Roadway.

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

JHJ

On September 1, 2005, Yellow Roadway Corporation completed the purchase of a 50% equity interest in JHJ International Transportation Co., Ltd., (“JHJ”) a Shanghai, China-based freight forwarder, with a purchase price of $46 million including transaction costs. Included in the Meridian IQ segment, the Company accounts for it’s ownership in JHJ using the equity method of accounting. As of September 30, 2005, the excess of the Company’s investment over the Company’s interest in JHJ’s equity is approximately $37 million.

4.	Goodwill and Intangibles

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. In accordance with SFAS No. 142, we review goodwill at least annually for impairment based on a fair value approach.

The following table shows the amount of goodwill attributable to our operating segments with goodwill balances and changes therein:

(in millions)	Roadway Express	Regional Transportation	Meridian IQ	Total
Balances at December 31, 2004	$545.2	$58.6	$28.3	$632.1
Goodwill resulting from acquisitions	—	480.0	83.9	563.9
Changes in foreign currency exchange rates	0.5	—	(0.6)	(0.1)

Balances at September 30, 2005	$545.7	$538.6	$111.6	$1,195.9

The components of amortizable intangible assets are as follows:

	Weighted Average Life (years)	September 30, 2005		December 31, 2004
(in millions)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	15	$196.3	$16.1	$118.2	$9.0
Marketing related	6	1.0	0.5	1.0	0.4
Technology based	4	25.5	10.7	17.5	6.1

Intangible assets		$222.8	$27.3	$136.7	$15.5

Total marketing related intangible assets with indefinite lives, primarily tradenames, were $507.2 million at September 30, 2005 and $346.9 million at December 31, 2004. Certain foreign currency translation adjustments are also reflected in the intangible amounts. These intangible assets are not subject to amortization, but are subjected to annual impairment tests.

5.	Debt and Financing

Total debt consisted of the following:

(in millions)	September 30, 2005	December 31, 2004
ABS borrowings, secured by accounts receivable	$456.0	$—
Floating rate notes	150.0	—
USF senior notes	270.6	—
Senior notes due 2008	240.4	244.0
Contingent convertible senior notes	400.0	400.0
Revolving credit facility	100.0	—
Other	13.9	13.9

Total debt	$1,630.9	$657.9
ABS borrowings	(456.0)	—
Current maturities	(4.4)	(254.4)

Long-term debt	$1,170.5	$403.5

Floating Rate Notes

On May 24, 2005, we completed the private placement of $150 million in aggregate principal amount of senior floating rate notes due 2008 (the “Floating Rate Notes”) that bear interest at a floating rate based on the London Interbank Offered Rate (“LIBOR”) plus 1.375% payable quarterly in arrears (3.79% at September 30, 2005). The Floating Rate Notes contain affirmative covenants similar to our credit agreement, yet does not require any financial covenants. We used the proceeds from the $150 million private placement as a part of the financing for the acquisition of USF. The notes were later exchanged for registered notes as a part of an exchange offer in June 2005.

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

USF Senior Notes

As part of our acquisition of USF and by virtue of the merger agreement, we assumed $150 million aggregate principal amount of 8.5% senior notes due April 15, 2010, and $100 million aggregate principal amount of 6.5% senior notes due May 1, 2009 (collectively “USF Senior Notes”). The USF Senior Notes were revalued as part of purchase accounting and assigned a fair value of $272.2 million on May 24, 2005, with $18.6 million fair value adjustment to the 2010 notes and $3.6 million fair value adjustment to the 2009 notes. The premium over the face value of the USF Senior Notes is being amortized as a reduction to interest expense over the remaining life of the notes.

Asset Backed Securitization Facility

On May 24, 2005, we amended our asset-backed securitization (“ABS”) facility by entering into a Second Amended and Restated Receivables Purchase Agreement. Under the terms of this agreement, the ABS facility now involves receivables of USF Holland and USF Reddaway, two operating companies of USF acquired May 24, 2005, in addition to the previously included receivables of Yellow Transportation and Roadway Express. In addition, the facility has an increased limit of $650 million, up from the previous limit of $450 million, and now provides a letter of credit sublimit of $325 million. The interest rate continues to be a variable rate based on A1/P1 rated commercial paper, plus a fixed increment for utilization. No other material changes were made to the agreement. Upon finalization of the amended agreement on May 24, 2005, we borrowed $550 million from the facility to fund a portion of the USF purchase price.

Credit Agreement

On May 19, 2005, we entered into an Amended and Restated Credit Agreement with certain banks, expiring May 18, 2010, that provides a $850 million senior unsecured revolving credit facility, including sublimits available for borrowings under certain foreign currencies. This agreement amends and restates our existing Credit Agreement, dated as of September 10, 2004, that provided, among other things, a revolving facility of $500 million. The new agreement also provides for letters of credit to be issued that would, in turn, reduce the borrowing capacity. As of September 30, 2005, $100 million was outstanding under the new agreement.

Amounts borrowed under the credit agreement bear interest at LIBOR plus 0.60% (3.81% at September 30, 2005). Additionally, we are obligated to a facility fee of 0.15% of the total commitment. In accordance with the terms of the agreement, we must comply with certain performance covenants. As of September 30, 2005, we were in compliance with all terms of the agreement.

Future maturities of total debt for the years ending December 31 are as follows:

(in millions)
2005	$4.4
2006	456.0
2007	—
2008	377.5
2009	101.0
Thereafter	656.0

Total	$1,594.9

6.	Stock-Based Compensation

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

We have not granted any options during the three or the nine months ended September 30, 2005. We estimated the fair value per option for each option granted during the nine months ended September 30, 2004 using the Black-Scholes option pricing model with the following weighted average assumptions:

Nine Months Ended September 30, 2004
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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions except per share data)	2005	2004	2005	2004
Net income, as reported	$85.3	$55.9	$211.3	$121.0
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.2	0.4	0.7	1.3

Pro forma net income	$85.1	$55.5	$210.6	$119.7

Basic earnings per share:
Net income – as reported	$1.47	$1.16	$3.97	$2.52
Net income – pro forma	1.47	1.15	3.96	2.49

Diluted earnings per share:
Net income – as reported	1.42	1.15	3.77	2.50
Net income – pro forma	1.41	1.14	3.76	2.47

During the nine months ended September 30, 2005, we recorded the issuance of 329,413 share units and 8,975 shares of restricted stock to certain executive officers, key employees and our board of directors under our long-term incentive and equity award plan. The weighted-average grant-date fair value of these awards was $58.39 per unit. According to the plan provisions, the share units provide the holders the right to receive one share of common stock upon vesting of one share unit. With respect to 172,859 units awarded, the vesting provision states that 50% of the awarded performance share units will vest three years from the date of grant, and the remaining 50% will vest six years from the date of grant. With respect to 155,024 units, the entire award vests on the third anniversary of the date of grant.

The related compensation expense for the share units and restricted stock discussed above is included in the consolidated statements of operations ratably over the service period, defined as the performance period and vesting period combined. The performance share units and restricted stock are not reflected in the fair value or pro forma results above.

7.	Employee Benefits

Components of Net Periodic Pension and Other Postretirement Cost

The following table sets forth the components of our pension costs for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2005	2004	2005	2004
Service cost	$10.8	$9.7	$32.1	$29.6
Interest cost	15.2	14.2	45.2	42.9
Expected return on plan assets	(14.0)	(13.2)	(41.8)	(39.7)
Amortization of prior service cost	0.3	0.4	1.1	1.0
Amortization of net loss	2.7	1.2	8.0	4.2

Net periodic pension cost	$15.0	$12.3	$44.6	$38.0

The following table sets forth the components of our other postretirement costs for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2005	2004	2005	2004
Service cost	$—	$0.5	$0.6	$1.4
Interest cost	0.2	0.8	1.8	2.4
Amortization of prior service cost	—	—	0.2	—
Amortization of net gain	—	—	(0.2)	—

Other postretirement cost	$0.2	$1.3	$2.4	$3.8

Employer Contributions

We expect to contribute a total of $49.9 million to our pension plans in 2005. For the nine months ended September 30, 2005, our contributions to the pension plans have approximated $49.5 million.

8.	Earnings Per Share

Dilutive securities, consisting of options to purchase our common stock, included in the calculation of diluted weighted average common shares were 600,000 and 667,000 for the three and nine months ended September 30, 2005 and 574,000 and 499,000 for the three and nine months ended September 30, 2004. In addition, dilutive securities related to our net share settle contingent convertible notes were 1,600,000 and 2,174,000 for the three and nine months ended September 30, 2005. There were no such comparable amounts for the three and nine months ended September 30, 2004.

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

We have four reportable segments, which are strategic business units that offer complementary transportation services to their customers. Yellow Transportation and Roadway Express are carriers that provide comprehensive regional, national and international transportation services. Regional Transportation is comprised of carriers that focus primarily on business opportunities in the regional and next-day delivery markets. Meridian IQ, our logistics segment, provides domestic and international freight forwarding, warehousing and cross-dock services, multi-modal brokerage services, and transportation management services.

The accounting policies of the segments are the same as those described in the Summary of Accounting Policies note in our Annual Report on Form 10-K for the year ended December 31, 2004. The USF accounting policies have been conformed to Yellow Roadway effective as of May 25, 2005. We charge management fees and other corporate services to our segments based on the direct benefits received or as a percentage of revenue. Corporate operating losses represent operating expenses of the holding company, including salaries, wages and benefits, along with incentive compensation and professional services for all periods presented. Corporate identifiable assets primarily refer to cash, cash equivalents, technology assets and deferred debt issuance costs. Intersegment revenue relates to transportation services between our segments, as well as charges to Yellow Transportation for use of various Meridian IQ service names.

The following table summarizes our operations by business segment:

(in millions)	Yellow Transportation	Roadway Express	Regional Transportation	Meridian IQ	Corporate/ Eliminations	Consolidated
As of September 30, 2005
Identifiable assets	$1,073.9	$2,126.4	$2,174.8	$278.4	$143.2	$5,796.7

As of December 31, 2004
Identifiable assets	1,030.4	2,110.4	248.9	108.0	129.5	3,627.2

Three months ended September 30, 2005
External revenue	891.2	857.3	601.8	141.4	—	2,491.7
Intersegment revenue	1.3	1.1	4.8	0.5	(7.7)	—
Operating income (loss)	73.5	58.2	27.8	6.3	(9.0)	156.8
Adjustments to operating income(a)	(0.4)	1.9	5.0	—	4.3	10.8
Adjusted operating income (loss)(b)	73.1	60.1	32.8	6.3	(4.7)	167.6

Three months ended September 30, 2004
External revenue	828.3	811.7	70.7	56.4	—	1,767.1
Intersegment revenue	0.7	0.7	—	0.6	(2.0)	—
Operating income (loss)	63.7	52.1	10.2	1.1	(6.5)	120.6
Adjustments to operating income(a)	(1.3)	0.3	0.1	0.1	—	(0.8)
Adjusted operating income (loss)(b)	62.4	52.4	10.3	1.2	(6.5)	119.8

Nine months ended September 30, 2005
External revenue	2,532.0	2,453.4	980.7	292.4	—	6,258.5
Intersegment revenue	2.8	2.6	5.8	1.6	(12.8)	—
Operating income (loss)	190.8	146.5	55.7	10.9	(21.3)	382.6
Adjustments to operating income(a)	(2.9)	2.4	5.4	—	4.8	9.7
Adjusted operating income (loss)(b)	187.9	148.9	61.1	10.9	(16.5)	392.3

Nine months ended September 30, 2004
External revenue	2,354.0	2,296.6	191.1	151.6	—	4,993.3
Intersegment revenue	2.1	1.1	—	1.7	(4.9)	—
Operating income (loss)	135.8	103.5	25.2	2.3	(16.6)	250.2
Adjustments to operating income(a)	(0.8)	0.2	—	—	—	(0.6)
Adjusted operating income (loss)(b)	135.0	103.7	25.2	2.3	(16.6)	249.6

(a)	Management excludes these items when evaluating operating income and segment performance to better evaluate the results of our core operations. In the 2005 periods presented, adjustments consisted of losses (gains) on property disposals, acquisition charges and executive severance charges. In the 2004 periods presented, adjustments consisted of losses (gains) on property disposals.
(b)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.

10.	Comprehensive Income

Our comprehensive income for the periods presented includes net income and foreign currency translation adjustments. Comprehensive income for the three and nine months ended September 30 follows:

	Three Months		Nine Months
(in millions)	2005	2004	2005	2004
Net income	$85.3	$55.9	$211.3	$121.0
Other comprehensive income, net of tax:
Changes in foreign currency translation adjustments	3.6	2.9	1.9	1.5

Comprehensive income	$88.9	$58.8	$213.2	$122.5

11.	Rental Expenses

We incur rental expenses under non-cancelable lease agreements for certain buildings and operating equipment. Rental expense is included in “operating expenses and supplies” on the Statements of Consolidated Operations. The following table represents the actual rental expense, as reflected in operating income, incurred for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2005	2004	2005	2004
Rental expense	$31.5	$23.6	$89.4	$71.5

12.	Multi-Employer Pension Plans

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

Under current law regarding multi-employer pension plans, a termination, withdrawal or partial withdrawal from any multi-employer plan in an under-funded status would render us liable for a proportionate share of the multi-employer plans’ unfunded vested liabilities. This potential unfunded pension liability also applies to our unionized competitors who contribute to multi-employer plans. Based on the limited information available from plan administrators, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal or termination from all of the multi-employer pension plans to which we contribute or from one or more plans that provide benefits to a significant number of our employees would be material to our financial position and results of operations. Yellow Transportation, Roadway Express and the applicable subsidiaries of Regional Transportation have no current intention of taking any action that would subject us to obligations under the legislation.

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

13.	Certain Commitments, Contingencies and Uncertainties

In 2004, USF Red Star, a USF subsidiary that operated in the Northeastern U.S, was shut down. Due to the shutdown, USF, now our wholly owned subsidiary, is subject to withdrawal liability under the Multi-Employer Pension Plan Amendment Act of 1980 (as amended, “MEPPA”) for up to 14 multi-employer pension plans. Based on information that USF has recently received from these plans, Yellow Roadway estimates that USF Red Star could be liable for up to approximately $85 million. However, Yellow Roadway also estimates that approximately $20 million of this liability could be abated because of contributions that Yellow Transportation, Roadway Express, New Penn and USF Holland made to certain of these 14 plans. Thus, at the purchase date we reserved approximately $65 million for the liabilities. During the three months ended September 30, 2005, we made payments of approximately $5 million resulting in a reserve of approximately $60 million at September 30, 2005. We have recognized these liabilities as an obligation assumed on the acquisition date of USF, resulting in additional goodwill. See Note 3. The expected annual cash flow relative to this liability is approximately $12 million until further resolution. USF is entitled to review and contest liability assessments that various funds provided as well as determine whether additional abatement might be available as a result of other Yellow Roadway business units who make contributions to these plans. The final withdrawal liability may be adjusted when further information is available as we negotiate with the pension plans to agree on the correct calculation of withdrawal liability amounts and as sufficient information becomes available to determine the available abatement of the liability under MEPPA, including any necessary arbitration or litigation with the affected pension plans. The timing of any funding of USF Red Star’s withdrawal liabilities to any particular fund will depend upon agreement with the fund on the ultimate amount of the liability, the conclusion of any arbitration or litigation to settle any disputes and the determination at the end of a plan year of whether abatement is applicable. MEPPA provides that certain interim payments may be required until these events occur. MEPPA also provides that any ultimate withdrawal liability payments may be made in a lump sum or over a period of time.

In November 2004, the Teamsters National Freight Industry Negotiating Committee (the “Teamsters”) filed a complaint against USF, USF Red Star and USF Holland in the United States District Court for the Eastern District of Pennsylvania. In connection with the shut down of USF Red Star, the Teamsters claimed certain violations of the National Labor Relations Act (the “NLRA”), alleging (among other things) that the shut down was in breach of USF Red Star’s labor contract. The Teamsters asked for unspecified damages. Additionally, the Teamsters filed a class action suit on behalf of the employees of USF Red Star alleging violations of the federal Worker Adjustment and Retraining Notification Act (“WARN Act”), seeking 60 days back compensation for USF Red Star employees due to allegedly shutting down USF Red Star without adequate notice under the WARN Act. We have vigorously contested this lawsuit. The Teamsters also requested the National Labor Relations Board (“NLRB”) to issue a complaint against USF, USF Red Star and USF Holland for allegedly unfair labor practices for these same allegations. We vigorously contested these allegations as well. The NLRB has not issued a complaint in this matter.

Including the Teamsters WARN action mentioned above, either or both of USF or USF Red Star are currently named in five class action lawsuits alleging violations of the federal WARN Act. These suits have been consolidated into one action in the

United States District Court for the Eastern District of Pennsylvania. The plaintiffs in these suits are seeking 60 days back compensation for USF Red Star employees due to allegedly shutting down Red Star without adequate notice under the WARN Act. We have vigorously contested these lawsuits.

USF Red Star has sued the Teamsters in connection with their strike on USF Red Star in the Northern District of New York, alleging that the strike was in breach of Teamsters’ labor contract and that the strike was illegal secondary conduct under the NLRA, intending to pressure USF Dugan to allow organizing efforts at USF Dugan to succeed. USF Red Star sought unspecified damages from the Teamsters in connection with this lawsuit.

The Teamsters, USF, USF Holland, USF Red Star and the WARN class action plaintiffs have tentatively settled all of these disputes arising out of the USF Red Star shutdown. Pursuant to the tentative settlement, USF Red Star would pay the WARN Act plaintiffs $7 million; the WARN Act plaintiffs would release USF Red Star, USF Holland and USF from any further liability; the unfair labor practice charges before the NLRB would be withdrawn; and certain related labor grievances would be settled. The tentative settlement is subject to final approval of the court. We have recognized this settlement obligation as a liability assumed on the acquisition date of USF, resulting in additional goodwill. See Note 3.

In December 2003, Idealease Services, Inc. (“Idealease”) filed a complaint against USF Logistics in the Circuit Court of Cook County in Chicago, Illinois. Idealease was asking the court to require USF Logistics to specifically perform an alleged contractual obligation to buy back from Idealease a fleet of vehicles following the cessation of a customer’s business operations. In the interim, Idealease sold the vehicles and asked USF Logistics to pay Idealease the difference between the sale price of the vehicles and the price schedule set forth on the parties’ contract, approximately $4.9 million. Alternatively, Idealease contended that USF Logistics was liable for the unpaid lease payments of approximately $11.5 million, which remained payable because certain riders to the lease agreement are invalid due to a lack of consideration. In October 2005, USF Logistics orally settled this dispute for an agreement to pay $3 million. We will recognize the settlement obligation as a liability assumed on the acquisition date of USF, resulting in additional goodwill. See Note 3.

During June 2005, USF Reddaway entered into a four year labor agreement with its unionized employees at certain of its Oregon and Washington facilities.

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

The following represents summarized condensed consolidating financial information as of September 30, 2005 and

December 31, 2004 with respect to the financial position, for the three and nine months ended September 30, 2005 and 2004 for results of operations, and for the nine months ended September 30, 2005 and 2004 for the statements of cash flows of Yellow Roadway and its subsidiaries. The Parent column presents the financial information of Yellow Roadway, the primary obligor of the contingent convertible senior notes and the floating rate notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes and the floating rate notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries governed by foreign laws, and Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheets

September 30, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$11	$9	$37	$—	$57
Intercompany advances receivable	—	(84)	84	—	—
Accounts receivable, net	3	39	1,218	(10)	1,250
Prepaid expenses and other	5	152	56	8	221

Total current assets	19	116	1,395	(2)	1,528
Property and equipment	—	3,015	597	—	3,612
Less – accumulated depreciation	—	1,303	50	—	1,353

Net property and equipment	—	1,712	547	—	2,259
Investment in subsidiaries	2,703	171	—	(2,874)	—
Receivable from affiliate	(290)	694	77	(481)	—
Goodwill, intangibles and other assets	266	1,716	377	(349)	2,010

Total assets	$2,698	$4,409	$2,396	$(3,706)	$5,797

Intercompany advances payable	$456	$(743)	$486	$(199)	$—
Accounts payable	4	281	74	—	359
Wages, vacations and employees’ benefits	10	459	59	—	528
Other current and accrued liabilities	(29)	323	179	(41)	432
Current maturities of long-term debt	—	4	456	—	460

Total current liabilities	441	324	1,254	(240)	1,779
Payable to affiliate	(113)	174	581	(642)	—
Long-term debt, less current portion	650	520	—	—	1,170
Deferred income taxes, net	—	270	99	5	374
Claims and other liabilities	23	574	52	(70)	579
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity	1,697	2,547	410	(2,759)	1,895

Total liabilities and shareholders’ equity	$2,698	$4,409	$2,396	$(3,706)	$5,797

December 31, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$82	$7	$17	$—	$106
Intercompany advances receivable	—	484	—	(484)	—
Accounts receivable, net	3	14	762	—	779
Prepaid expenses and other	4	149	15	—	168

Total current assets	89	654	794	(484)	1,053
Property and equipment at cost	—	2,541	131	—	2,672
Less – accumulated depreciation	—	1,231	18	—	1,249

Net property and equipment	—	1,310	113	—	1,423
Investment in subsidiaries	1,162	97	—	(1,259)	—
Receivable from affiliate	8	127	39	(174)	—
Goodwill, intangibles and other assets	218	953	180	(200)	1,151

Total assets	$1,477	$3,141	$1,126	$(2,117)	$3,627

Intercompany advances payable	$—	$—	$684	$(684)	$—
Accounts payable	8	276	23	—	307
Wages, vacations and employees’ benefits	17	391	20	—	428
Other current and accrued liabilities	17	183	10	—	210
Current maturities of long-term debt	250	4	—	—	254

Total current liabilities	292	854	737	(684)	1,199
Payable to affiliate	—	16	158	(174)	—
Long-term debt, less current portion	150	254	—	—	404
Deferred income taxes, net	(5)	286	39	—	320
Claims and other liabilities	18	457	15	—	490
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity	1,022	1,274	177	(1,259)	1,214

Total liabilities and shareholders’ equity	$1,477	$3,141	$1,126	$(2,117)	$3,627

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$15	$2,130	$445	$(98)	$2,492

Operating expenses:
Salaries, wages and employees’ benefits	12	1,232	220	(13)	1,451
Operating expenses and supplies	9	392	86	(74)	413
Purchased transportation	—	196	86	(8)	274
Depreciation and amortization	—	57	19	—	76
Other operating expenses	—	98	17	(3)	112
Acquisition and executive severance charges	4	1	4	—	9

Total operating expenses	25	1,976	432	(98)	2,335

Operating income (loss)	(10)	154	13	—	157

Nonoperating (income) expenses:
Interest expense	10	8	21	(19)	20
Other	(6)	48	(52)	9	(1)

Nonoperating (income) expenses, net	4	56	(31)	(10)	19

Income (loss) before income taxes	(14)	98	44	10	138
Income tax provision (benefit)	(4)	41	20	(4)	53

Net income (loss)	$(10)	$57	$24	$14	$85

For the three months ended September 30, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$11	$1,642	$128	$(14)	$1,767

Operating expenses:
Salaries, wages and employees’ benefits	9	1,012	62	—	1,083
Operating expenses and supplies	8	232	23	(12)	251
Purchased transportation	—	174	23	(1)	196
Depreciation and amortization	—	39	4	—	43
Other operating expenses	—	69	4	—	73

Total operating expenses	17	1,526	116	(13)	1,646

Operating income (loss)	(6)	116	12	(1)	121

Nonoperating (income) expenses:
Interest expense	6	19	10	(24)	11
Other	64	11	(28)	(28)	19

Nonoperating (income) expenses, net	70	30	(18)	(52)	30

Income (loss) before income taxes	(76)	86	30	51	91
Income tax provision (benefit)	(9)	34	11	(1)	35

Net income (loss)	$(67)	$52	$19	$52	$56

For the nine months ended September 30, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$45	$5,544	$918	$(249)	$6,258

Operating expenses:
Salaries, wages and employees’ benefits	35	3,254	450	(18)	3,721
Operating expenses and supplies	25	1,009	180	(211)	1,003
Purchased transportation	—	522	179	(14)	687
Depreciation and amortization	—	147	34	—	181
Other operating expenses	1	245	33	(5)	274
Acquisition and executive severance charges	5	1	4	—	10

Total operating expenses	66	5,178	880	(248)	5,876

Operating income (loss)	(21)	366	38	(1)	382

Nonoperating (income) expenses:
Interest expense	24	19	45	(45)	43
Other	(20)	113	(129)	34	(2)

Nonoperating (income) expenses, net	4	132	(84)	(11)	41

Income (loss) before income taxes	(25)	234	122	10	341
Income tax provision (benefit)	(4)	93	48	(7)	130

Net income (loss)	$(21)	$141	$74	$17	$211

For the nine months ended September 30, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$34	$4,646	$353	$(40)	$4,993

Operating expenses:
Salaries, wages and employees’ benefits	28	2,907	173	—	3,108
Operating expenses and supplies	19	671	84	(35)	739
Purchased transportation	—	484	66	(3)	547
Depreciation and amortization	—	115	12	—	127
Other operating expenses	3	210	9	—	222

Total operating expenses	50	4,387	344	(38)	4,743

Operating income (loss)	(16)	259	9	(2)	250

Nonoperating (income) expenses:
Interest expense	22	54	21	(63)	34
Other	4	49	(95)	61	19

Nonoperating (income) expenses, net	26	103	(74)	(2)	53

Income (loss) before income taxes	(42)	156	83	—	197
Income tax provision (benefit)	(16)	62	29	1	76

Net income (loss)	$(26)	$94	$54	$(1)	$121

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(51)	$285	$18	$4	$256

Investing activities:
Acquisition of property and equipment	—	(185)	(46)	—	(231)
Proceeds from disposal of property and equipment	—	16	2	—	18
Acquisition of companies	(805)	45	6	—	(754)
Investment in affiliate	(46)	—	—	—	(46)
Other	—	—	2	—	2

Net cash used in investing activities	(851)	(124)	(36)	—	(1,011)

Financing activities:
ABS borrowings, net	—	—	456	—	456
Issuance of long-term debt	250	—	—	—	250
Debt issuance costs	(4)	—	—	—	(4)
Proceeds from exercise of stock options	4	—	—	—	4
Cash dividends paid to shareholders	—	7	(7)	—	—
Intercompany advances / repayments	581	(166)	(411)	(4)	—

Net cash provided by (used in) financing activities	831	(159)	38	(4)	706

Net increase (decrease) in cash and cash equivalents	(71)	2	20	—	(49)
Cash and cash equivalents, beginning of period	82	7	17	—	106

Cash and cash equivalents, end of period	$11	$9	$37	$—	$57

For the nine months ended September 30, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(2)	$567	$(290)	$—	$275

Investing activities:
Acquisition of property and equipment	—	(139)	(16)	—	(155)
Proceeds from disposal of property and equipment	—	11	1	—	12
Investment in subsidiary	—	(17)	17		—
Acquisition of companies	(11)	1	—	—	(10)

Net cash used in investing activities	(11)	(144)	2	—	(153)

Financing activities:
ABS borrowings, net	—	—	(2)	—	(2)
Repayment of long-term debt	(175)	—	—	—	(175)
Debt issuance cost	(3)	—	—	—	(3)
Proceeds from stock options	9	—	—	—	9
Intercompany advances / repayments	172	(436)	264	—	—

Net cash provided by (used in) financing activities	3	(436)	262	—	(171)

Net decrease in cash and cash equivalents	(10)	(13)	(26)	—	(49)
Cash and cash equivalents, beginning of period	19	20	36	—	75

Cash and cash equivalents, end of period	$9	$7	$10	$—	$26

15.	Guarantees of the Senior Notes Due 2008

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

The following represents summarized condensed consolidating financial information of Yellow Roadway and its subsidiaries as of September 30, 2005 and December 31, 2004 with respect to the financial position, for the three and nine months ended September 30, 2005 and 2004 for results of operations, and for the nine months ended September 30, 2005 and 2004 for statements of cash flows. The primary obligor column presents the financial information of Roadway LLC. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2008 including Yellow Roadway, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheets

September 30, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$19	$38	$—	$57
Intercompany advances receivable	—	(24)	24	—	—
Accounts receivable, net	—	16	1,244	(10)	1,250
Prepaid expenses and other	11	76	134	—	221

Total current assets	11	87	1,440	(10)	1,528
Property and equipment	—	892	2,720	—	3,612
Less – accumulated depreciation	—	112	1,241	—	1,353

Net property and equipment	—	780	1,479	—	2,259
Investment in subsidiaries	—	2,703	24	(2,727)	—
Receivable from affiliate	118	(250)	132	—	—
Goodwill, intangibles and other assets	656	1,291	911	(848)	2,010

Total assets	$785	$4,611	$3,986	$(3,585)	$5,797

Intercompany advances payable	$—	$91	$119	$(210)	$—
Accounts payable	—	101	258	—	359
Wages, vacations and employees’ benefits	—	233	295	—	528
Other current and accrued liabilities	11	94	327	—	432
Current maturities of long-term debt	—	—	460	—	460

Total current liabilities	11	519	1,459	(210)	1,779
Payable to affiliate	—	537	113	(650)	—
Long-term debt, less current portion	240	650	280	—	1,170
Deferred income taxes, net	(9)	218	165	—	374
Claims and other liabilities	—	317	262	—	579
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity	543	2,370	1,707	(2,725)	1,895

Total liabilities and shareholders’ equity	$785	$4,611	$3,986	$(3,585)	$5,797

December 31, 2004 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$89	$17	$—	$106
Intercompany advances receivable	76	542	—	(618)	—
Accounts receivable, net	—	(1)	780	—	779
Prepaid expenses and other	11	69	88	—	168

Total current assets	87	699	885	(618)	1,053
Property and equipment	—	876	1,796	—	2,672
Less – accumulated depreciation	—	70	1,179	—	1,249

Net property and equipment	—	806	617	—	1,423
Investment in subsidiaries	671	57	1	(729)	—
Receivable from affiliate	650	(12)	12	(650)	—
Goodwill, intangibles and other assets	6	1,045	100	—	1,151

Total assets	$1,414	$2,595	$1,615	$(1,997)	$3,627

Intercompany advances payable	$—	$—	$618	$(618)	$—
Accounts payable	—	123	184	—	307
Wages, vacations and employees’ benefits	—	238	190	—	428
Other current and accrued liabilities	(16)	130	96	—	210
Current maturities of long-term debt	—	250	4	—	254

Total current liabilities	(16)	741	1,092	(618)	1,199
Payable to affiliate	—	626	24	(650)	—
Long-term debt, less current portion	244	150	10	—	404
Deferred income taxes, net	(9)	212	117	—	320
Claims and other liabilities	—	334	156	—	490
Commitments and contingencies
Shareholders’ equity	1,195	532	216	(729)	1,214

Total liabilities and shareholders’ equity	$1,414	$2,595	$1,615	$(1,997)	$3,627

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$906	$1,663	$(77)	$2,492

Operating expenses:
Salaries, wages and employees’ benefits	—	531	920	—	1,451
Operating expenses and supplies	—	168	319	(74)	413
Purchased transportation	—	84	193	(3)	274
Depreciation and amortization	—	21	55	—	76
Other operating expenses	—	39	73	—	112
Acquisition and executive severance charges	—	4	5	—	9

Total operating expenses	—	847	1,565	(77)	2,335

Operating income	—	59	98	—	157

Nonoperating (income) expenses:
Interest expense	3	24	26	(33)	20
Other	(13)	8	(19)	23	(1)

Nonoperating (income) expenses, net	(10)	32	7	(10)	19

Income before income taxes	10	27	91	10	138
Income tax provision	4	12	34	3	53

Net income	$6	$15	$57	$7	$85

For the three months ended September 30, 2004 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$845	$923	$(1)	$1,767

Operating expenses:
Salaries, wages and employees’ benefits	—	547	536	—	1,083
Operating expenses and supplies	—	112	140	(1)	251
Purchased transportation	—	79	117	—	196
Depreciation and amortization	—	20	23	—	43
Other operating expenses	—	34	39	—	73

Total operating expenses	—	792	855	(1)	1,646

Operating income	—	53	68	—	121

Nonoperating (income) expenses:
Interest expense	3	8	13	(13)	11
Other	(13)	34	(15)	13	19

Nonoperating (income) expenses, net	(10)	42	(2)	—	30

Income before income taxes	10	11	70	—	91
Income tax provision	4	5	26	—	35

Net income	$6	$6	$44	$—	$56

For the nine months ended September 30, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$2,593	$3,884	$(219)	$6,258

Operating expenses:
Salaries, wages and employees’ benefits	—	1,563	2,158	—	3,721
Operating expenses and supplies	—	462	751	(210)	1,003
Purchased transportation	—	244	451	(8)	687
Depreciation and amortization	—	62	119	—	181
Other operating expenses	—	108	166	—	274
Acquisition and executive severance charges	—	5	5	—	10

Total operating expenses	—	2,444	3,650	(218)	5,876

Operating income	—	149	234	(1)	382

Nonoperating (income) expenses:
Interest expense	10	63	55	(85)	43
Other	(40)	27	(63)	74	(2)

Nonoperating (income) expenses, net	(30)	90	(8)	(11)	41

Income before income taxes	30	59	242	10	341
Income tax provision	11	28	91	—	130

Net income	$19	$31	$151	$10	$211

For the nine months ended September 30, 2004 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$2,378	$2,616	$(1)	$4,993

Operating expenses:
Salaries, wages and employees’ benefits	—	1,547	1,561	—	3,108
Operating expenses and supplies	—	341	399	(1)	739
Purchased transportation	—	223	324	—	547
Depreciation and amortization	—	58	69	—	127
Other operating expenses	—	105	117	—	222

Total operating expenses	—	2,274	2,470	(1)	4,743

Operating income	—	104	146	—	250

Nonoperating (income) expenses:
Interest expense	10	39	25	(40)	34
Other	(40)	44	(25)	40	19

Nonoperating (income) expenses, net	(30)	83	—	—	53

Income before income taxes	30	21	146	—	197
Income tax provision	11	11	54	—	76

Net income	$19	$10	$92	$—	$121

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided (used in) operating activities	$42	$25	$192	$(3)	$256

Investing activities:
Acquisition of property and equipment	—	(53)	(178)	—	(231)
Proceeds from disposal of property and equipment	—	5	13	—	18
Acquisition of companies	—	(806)	52	—	(754)
Investment in affiliate	—	(46)	—	—	(46)
Other	—	—	2	—	2

Net cash used in investing activities	—	(900)	(111)	—	(1,011)

Financing activities:
ABS borrowings, net	—	—	456	—	456
Issuance of long-term debt	—	250	—	—	250
Debt issuance costs	—	(4)	—	—	(4)
Proceeds from exercise of stock options	—	4	—	—	4
Cash dividends paid to shareholders	—	7	(7)	—	—
Intercompany advances / repayments	(42)	548	(509)	3	—

Net cash provided by (used in) financing activities	(42)	805	(60)	3	706

Net increase (decrease) in cash and cash equivalents	—	(70)	21	—	(49)
Cash and cash equivalents, beginning of period	—	89	17	—	106

Cash and cash equivalents, end of period	$—	$19	$38	$—	$57

For the nine months ended September 30, 2004 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$48	$276	$(49)	$—	$275

Investing activities:
Acquisition of property and equipment	—	(62)	(93)	—	(155)
Proceeds from disposal of property and equipment	—	9	3	—	12
Acquisition of companies	—	—	(10)	—	(10)

Net cash used in investing activities	—	(53)	(100)	—	(153)

Financing activities:
ABS borrowings, net	—	—	(2)	—	(2)
Repayment of long-term debt	—	(4)	(171)	—	(175)
Debt issuance cost	—	(3)	—	—	(3)
Proceeds from exercise of stock options	—	—	9	—	9
Intercompany advances / repayments	(48)	(208)	256	—	—

Net cash provided by (used in) financing activities	(48)	(215)	92	—	(171)

Net increase (decrease) in cash and cash equivalents	—	8	(57)	—	(49)
Cash and cash equivalents, beginning of period	—	8	67	—	75

Cash and cash equivalents, end of period	$—	$16	$10	$—	$26

16.	Guarantees of the Senior Notes Due 2009 and 2010

In connection with the senior notes due 2009 and 2010 that Yellow Roadway assumed by virtue of its merger with USF, and in addition to the primary obligor, USF, Yellow Roadway and its following 100% owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2009 and 2010: USF Sales Corporation, USF Holland Inc., USF Bestway Inc., USF Bestway Leasing Inc., USF Reddaway Inc., USF Dugan Inc., USF Glen Moore Inc., USF Distribution Services Inc., USF Logistic Services Inc. and IMUA Handling Corporation. Each of the guarantees is full and unconditional and joint and several.

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

The following represents summarized condensed consolidating financial information of Yellow Roadway and its subsidiaries as of September 30, 2005 with respect to the financial position, for the three and nine months ended September 30, 2005 for results of operations, and for the nine months ended September 30, 2005 for statement of cash flows. The primary obligor column presents the financial information of USF Corporation. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2009 and 2010 including Yellow Roadway, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheet

September 30, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$(1)	$27	$31	$—	$57
Accounts receivable, net	2	87	1,160	1	1,250
Prepaid expenses and other	3	57	153	8	221

Total current assets	4	171	1,344	9	1,528
Property and equipment	39	778	2,795	—	3,612
Less – accumulated depreciation	—	34	1,319	—	1,353

Net property and equipment	39	744	1,476	—	2,259
Investment in subsidiaries	161	2,703	9	(2,873)	—
Receivable from affiliate	529	(296)	247	(480)	—
Goodwill, intangibles and other assets	570	392	1,246	(198)	2,010

Total assets	$1,303	$3,714	$4,322	$(3,542)	$5,797

Intercompany advances payable	$(6)	$225	$(36)	$(183)	$—
Accounts payable	1	81	277	—	359
Wages, vacations and employees’ benefits	1	105	422	—	528
Other current and accrued liabilities	45	67	362	(42)	432
Current maturities of long-term debt	—	—	460	—	460

Total current liabilities	41	478	1,485	(225)	1,779
Payable to affiliate	—	307	184	(491)	—
Long-term debt, less current portion	271	650	249	—	1,170
Deferred income taxes, net	(76)	122	323	5	374
Claims and other liabilities	109	27	526	(83)	579
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity	958	2,130	1,555	(2,748)	1,895

Total liabilities and shareholders’ equity	$1,303	$3,714	$4,322	$(3,542)	$5,797

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$10	$612	$1,968	$(98)	$2,492

Operating expenses:
Salaries, wages and employees’ benefits	4	354	1,106	(13)	1,451
Operating expenses and supplies	2	120	365	(74)	413
Purchased transportation	—	55	227	(8)	274
Depreciation and amortization	1	24	51	—	76
Other operating expenses	4	32	79	(3)	112
Acquisition and executive severance charges	1	8	—	—	9

Total operating expenses	12	593	1,828	(98)	2,335

Operating income (loss)	(2)	19	140	—	157

Nonoperating (income) expenses:
Interest expense	4	10	26	(20)	20
Other	—	16	(27)	10	(1)

Nonoperating (income) expenses, net	4	26	(1)	(10)	19

Income (loss) before income taxes	(6)	(7)	141	10	138
Income tax provision	—	2	55	(4)	53

Net income (loss)	$(6)	$(9)	$86	$14	$85

For the nine months ended September 30, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$9	$910	$5,588	$(249)	$6,258

Operating expenses:
Salaries, wages and employees’ benefits	5	531	3,203	(18)	3,721
Operating expenses and supplies	3	188	1,022	(210)	1,003
Purchased transportation	—	79	622	(14)	687
Depreciation and amortization	3	33	145	—	181
Other operating expenses	4	49	227	(6)	274
Acquisition and executive severance charges	1	9	—	—	10

Total operating expenses	16	889	5,219	(248)	5,876

Operating income (loss)	(7)	21	369	(1)	382

Nonoperating (income) expenses:
Interest expense	5	21	61	(44)	43
Other	(7)	(6)	(23)	34	(2)

Nonoperating (income) expenses, net	(2)	15	38	(10)	41

Income (loss) before income taxes	(5)	6	331	9	341
Income tax provision	—	5	132	(7)	130

Net income (loss)	$(5)	$1	$199	$16	$211

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(35)	$2	$285	$4	$256

Investing activities:
Acquisition of property and equipment	(1)	(68)	(162)	—	(231)
Proceeds from disposal of property and equipment	—	3	15	—	18
Acquisition of companies	34	(803)	15	—	(754)
Investment in affiliate	—	(46)	—	—	(46)
Other	—	—	2	—	2

Net cash used in investing activities	33	(914)	(130)	—	(1,011)

Financing activities:
ABS borrowings, net	—	—	456	—	456
Issuance of long-term debt	—	250	—	—	250
Debt issuance costs	—	(4)	—	—	(4)
Proceeds from exercise of stock options	—	4	—	—	4
Intercompany advances / repayments	1	607	(604)	(4)	—

Net cash provided by (used in) financing activities	1	857	(148)	(4)	706

Net increase (decrease) in cash and cash equivalents	(1)	(55)	7	—	(49)
Cash and cash equivalents, beginning of period	—	82	24	—	106

Cash and cash equivalents, end of period	$(1)	$27	$31	$—	$57

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of Yellow Roadway Corporation (also referred to as “Yellow Roadway,” “we” or “our”). MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or include the words “should,” “could,” “may,” “expect,” “believe,” “estimate” or similar expressions. Our actual results could differ materially from those projected by these forward-looking statements due to a number of factors, including (without limitation), inflation, inclement weather, price and availability of fuel, sudden changes in the cost of fuel or the index upon which the Company bases its fuel surcharge, competitor pricing activity, expense volatility, ability to capture cost synergies from acquisitions, the Company’s ability to improve productivity results at its Roadway Express subsidiary and its resulting effect on efficiencies, service and yield, changes in equity and debt markets, a downturn in general or regional economic activity, effects of a terrorist attack, and labor relations, including (without limitation), the impact of work rules, work stoppages, strikes or other disruptions, any obligations to multi-employer health, welfare and pension plans, wage requirements and employee satisfaction.

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

Yellow Transportation Results

Yellow Transportation represented approximately 36% and 47% of our consolidated revenue in the third quarter of 2005 and 2004, respectively, and 40% and 47% in the nine months ended September 30, 2005 and 2004, respectively. The table below provides summary financial information for Yellow Transportation for the three and nine months ended September 30:

	Three months				Nine months
(in millions)	2005	2004	Percent Change		2005	2004	Percent Change
Operating revenue	$892.5	$829.0	7.7%		$2,534.8	$2,356.1	7.6%
Operating income	73.5	63.7	15.4%		190.8	135.8	40.5%
Adjustments to operating income(a)	(0.4)	(1.3)	n/m		(2.9)	(0.8)	n/m	(b)
Adjusted operating income(d)	73.1	62.4	17.1%		187.9	135.0	39.2%
Operating ratio	91.8%	92.3%	0.5	pp	92.5%	94.2%	1.7	pp(c)
Adjusted operating ratio	91.8%	92.5%	0.7	pp	92.6%	94.3%	1.7	pp

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations (see discussion below).
(b)	Not meaningful.
(c)	Percentage points.
(d)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Yellow Transportation reported third quarter 2005 revenue of $892.5 million, representing an increase of $63.5 million or 7.7% from the third quarter of 2004. The revenue increase resulted from higher fuel surcharge revenue and a continued emphasis on premium services. The fuel surcharge is common throughout our industry and represents an amount that we charge to customers that adjusts with changing fuel prices. We base our fuel surcharge on a published national index and adjust it weekly. Material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income. Fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require changes. We believe the distinction between base rates & fuel surcharge has been blurring overtime & in the pricing continium it has become difficult to clearly separate all the different factors that influence the price that our customers are willing to pay.

The increase in Yellow Transportation revenue is reflected by the improvement in less-than-truckload (“LTL”) revenue per hundred weight of $23.00/cwt for the three months ended September 30, 2005 versus $21.45/cwt for the three months ended September 30, 2004, a 7.2% increase compared to the prior year quarter. LTL revenue per hundred weight excluding fuel surcharge increased 0.5% or $20.39/cwt for the three months ended September 30, 2005 versus $20.29/cwt for the three months ended September 30, 2004 compared to the prior year quarter. In the third quarter of 2005, LTL shipments declined by 0.9% per day while LTL weight per shipment increased 1.1% compared to the third quarter of 2004.

The successful implementation of a next day service offering in the first quarter of 2005 has continued to deliver excellent operational performance. Additionally, premium services, an integral part of our strategy to offer a broad portfolio of services and meet the increasingly complex transportation needs of our customers, continued to deliver significant revenue growth. Premium services at Yellow Transportation include, among others, Exact Express®, an expedited and time-definite ground service with a 100% satisfaction guarantee. Exact Express revenue increased in the third quarter of 2005 as compared to the third quarter of 2004 by 16.4%. Yellow Transportation also added a new premium service offering for expedited direct air cargo shipments late in the third quarter of 2005.

Yellow Transportation operating income improved by $9.8 million or 15.4% in the third quarter of 2005 compared to the third quarter of 2004. Operating income increased due to higher revenue, including fuel surcharge revenue, synergy activities, and our continued ability to effectively balance volume and price. Increased wage and benefit rates, primarily contractual labor rates, and increased purchased transportation partially offset these improvements. Operating expenses as a percentage of revenue decreased in the third quarter of 2005 by 0.5 percentage points compared to the third quarter of 2004, resulting in an operating ratio of 91.8%. Operating ratio refers to a common industry measurement calculated by dividing a company’s operating expenses by its operating revenue.

In addition to the operating ratio, we evaluate our results based on incremental margins, or the change in adjusted operating income divided by the change in revenue. The adjusted incremental margin at Yellow Transportation from the third quarter of 2004 to the third quarter of 2005 was approximately 17% which is in line with our 15 to 20% long-term expectation. In any given quarter, our incremental margin may be above or below our expected level of 15 to 20%. However, over the longer-term, our expectation is to average a 15 to 20% incremental margin.

Adjustments to operating income represent charges that management excludes when evaluating segment performance to better understand the results of our core operations. Management excludes the impact of gains and losses from the disposal of property as they reflect charges not related to the segment’s primary business. For the three months ended September 30, 2005 and 2004, adjustments to operating income were ($0.4) million and ($1.3) million.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Yellow Transportation revenue increased $178.7 million or 7.6% in the nine months ended September 30, 2005 versus the year ago period. The revenue increase resulted from higher fuel surcharge revenue and a continued emphasis on premium services. Comparing that same period, LTL revenue per hundred weight increased 8.4% ($22.74/cwt for the nine months ended September 30, 2005 versus $20.98/cwt for the nine months ended September 30, 2004), LTL revenue per hundred weight excluding fuel surcharge increased 2.5% ($20.54/cwt for the nine months ended September 30, 2005 versus $20.04/cwt for the nine months ended September 30, 2004), LTL shipments per day declined 1.0% and LTL weight per shipment increased by 0.1%.

Operating income for Yellow Transportation increased $55.0 million or 40.5% in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. As discussed above, the increase in operating income is related to the increased revenue, including fuel surcharge revenue, synergy activities, and our continued success in negotiating appropriate prices for the related business volumes, as well as a large accident accrual in the prior year that did not recur in the current year. Our operating income was adversely impacted by wage and benefit increases and increased purchased transportation. Despite the cost increases, operating expenses as a percentage of revenue decreased for the first nine months of 2005 by 1.7 percentage points compared to the first nine months of 2004, resulting in an operating ratio of 92.5 percent for year-to-date 2005.

Roadway Express Results

Roadway Express represented approximately 34% and 46% of our consolidated revenue in the third quarter of 2005 and 2004, respectively, and 39% and 46% in the nine months ended September 30, 2005 and 2004, respectively. The table below provides summary financial information for Roadway Express for the three and nine months ended September 30:

	Three months				Nine months
(in millions)	2005	2004	Percent Change		2005	2004	Percent Change
Operating revenue	$858.4	$812.4	5.7%		$2,456.0	$2,297.7	6.9%
Operating income	58.2	52.1	11.8%		146.5	103.5	41.6%
Adjustments to operating income(a)	1.9	0.3	n/m		2.4	0.2	n/m	(b)
Adjusted operating income(d)	60.1	52.4	14.6%		148.9	103.7	43.6%
Operating ratio	93.2%	93.6%	0.4	pp	94.0%	95.5%	1.5	pp(c)
Adjusted operating ratio	93.0%	93.5%	0.5	pp	93.9%	95.5%	1.6	pp(c)

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations (see discussion below).
(b)	Not meaningful.
(c)	Percentage points.
(d)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Roadway Express reported third quarter 2005 revenue of $858.4 million, representing an increase of $46.0 million or 5.7% from the third quarter of 2004. The revenue increase resulted from improved yield including fuel surcharges and continued emphasis on premium products. Roadway Express also has a fuel surcharge program that is substantially similar to that of Yellow Transportation. LTL revenue per hundred weight of $24.80/cwt for the three months ended September 30, 2005 increased 6.9% compared to $23.21/cwt for the three months ended September 30, 2004. LTL revenue per hundred weight excluding fuel surcharge of $22.19/cwt for the three months ended September 30, 2005 increased 0.3% compared to $22.12/cwt for the three months ended September 30, 2004. In the third quarter of 2005, LTL shipments declined by 3.0% per day while LTL weight per shipment increased 1.4% compared to the third quarter of 2004.

Roadway Express reported operating income of $58.2 million for the third quarter, an improvement of 11.8%, or $6.1 million over the third quarter of 2004. Variable expenses were in line with the volumes experienced during the quarter. Increases in yield, fuel surcharge revenue, synergy activities, and controlled operating expenses also favorably contributed to the overall results but were partially offset by lower efficiencies, tonnage per trip and higher expected cargo claims and transportation costs. In September 2005, the President of Roadway Express retired and a successor was immediately appointed. No adverse impact to Roadway Express operating results took place as a result of this transition. However, at the consolidated level, the Company incurred $4.0 million of executive severance charges related to this transition. Roadway Express reported a third quarter operating ratio of 93.2%, a 0.4 percentage point improvement over the third quarter of 2004.

For the three months ended September 30, 2005, adjustments to operating income were $1.9 million which included gains and losses from the disposal of property and costs due to hurricane damage.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Roadway Express reported revenue of $2,456.0 million for the nine months ended September 30, 2005 compared to $2,297.7 million in the comparable period in 2004, an increase of 6.9%. The revenue increase was primarily due to a 7.0% increase in overall revenue per hundred weight driven by a 6.9% increase in LTL revenue per hundred weight ($24.33/cwt for the nine months ended September 30, 2005 versus $22.75/cwt for the nine months ended September 30, 2004). LTL revenue per hundred weight excluding fuel surcharge of $22.14/cwt for the nine months ended September 30, 2005 increased 2.0% compared to $21.71/cwt for the nine months ended September 30, 2004. Premium services, which also contributed to the revenue growth, grew 33.3% compared to the same period of 2004. Fuel surcharge also drove a portion of the increase in revenue.

For the nine months ended September 30, 2005, Roadway Express reported operating income of $146.5 million, an improvement of 41.6%, or $43.0 million. The improvement in operating income was driven by improved yield, fuel surcharge revenue and significant synergy benefits, partially offset by lower efficiencies and tonnage per trip than expected related to the implementation of operational changes. Transportation costs were unfavorably impacted by a reduction in rail usage. Instead, more costly alternatives were employed to provide better service to our customers. The segment also experienced higher cargo claims than were anticipated, but these claim costs were offset by favorable trends in insurance and other claims. Roadway Express reported an operating ratio of 94.0%, 1.5 percentage points better than the comparable period of 2004.

Regional Transportation Results

Regional Transportation represented approximately 24% and 4% of our consolidated revenue in the third quarter of 2005 and 2004, respectively, and 16% and 4% in the nine months ended September 30, 2005 and 2004, respectively. This segment includes the results of New Penn and, effective May 25, 2005, the results of the LTL and truckload (“TL”) operating companies of USF. The amounts presented below for 2004 include only the results of New Penn. The table below provides summary financial information for Regional Transportation for the three and nine months ended September 30:

	Three months		Nine months
(in millions)	2005	2004	2005	2004
Operating revenue	$606.6	$70.7	$986.5	$191.1
Operating income	27.8	10.2	55.7	25.2
Adjustments to operating income(a)	5.0	0.1	5.4	—
Adjusted operating income (b)	32.8	10.3	61.1	25.2
Operating ratio	95.4%	85.4%	94.4%	86.8%
Adjusted operating ratio	94.6%	85.4%	93.8%	86.8%

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations (see discussion below).
(b)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Due to the acquisition date of May 24, 2005, USF results were not included in our third quarter 2004 results of operations, which make 2005 results more difficult to evaluate against prior periods. In the third quarter of 2004, Regional Transportation results reflected only those results related to the operations of New Penn. Due the lack of comparability, management evaluates the segment’s results primarily based on a combination of sequential growth month over month and attainment of plan performance.

Regional Transportation reported revenue of $606.6 million in the third quarter of 2005 compared to reported revenue of $70.7 million in the third quarter of 2004. The revenue increase resulted from the USF acquisition, organic growth and increased revenue from fuel surcharge compared to the third quarter of 2004. Regional Transportation also has a fuel surcharge program that is substantially similar to that of our other operating companies. Additionally, the segment experienced a 10.4% improvement in tonnage per day (of which 10.5% is LTL tonnage) and a 6.0% increase in LTL revenue per hundred weight ($12.28/cwt for the three months ended September 30, 2005 versus $11.58/cwt for the three months ended September 30, 2004). Excluding fuel surcharge the increase was 1.4% or $10.99/cwt for the three months ended September 30, 2005 compared to $10.84/cwt for the three months ended September 30, 2004. These statistics exclude USF Dugan which ceased operations in July 2005.

Regional Transportation reported operating income of $27.8 million in the third quarter of 2005, which was unfavorably impacted by approximately $4.2 million of operating loss related to the shut down of USF Dugan and $0.8 million related to acquisition costs. Operating income met management’s expectations, as the segment managed costs in line with volumes and implemented sales initiatives to continue to reach new markets. Regional Transportation reported a third quarter 2005 operating ratio of 95.4% compared to 85.4% for the third quarter of 2004.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Regional Transportation reported revenue of $986.5 million for the nine months ended September 30, 2005 as compared to $191.1 million, for the nine months ended September 30, 2004. The increased revenue, including higher fuel surcharge revenue, is primarily attributed to the USF acquisition and sales growth initiatives.

Regional Transportation reported operating income of $55.7 million for the nine months ended September 30, 2005 as compared to $25.2 million, for the nine months ended September 30, 2004. The current period operating income reflects the contribution from the USF acquisition, higher fuel surcharge revenue and continued cost management.

Meridian IQ Results

Meridian IQ represented approximately 6% and 3% of our consolidated revenue in the third quarter of 2005 and 2004, respectively, and 5% and 3% in the nine months ended September 30, 2005 and 2004, respectively. This segment includes the results of Meridian IQ and, effective May 25, 2005, the results of the USF Logistics group of entities (“USFL”). The amounts presented below for 2004 include only the results of Meridian IQ. The table below provides summary financial information for Meridian IQ for the three and nine months ended September 30:

	Three months			Nine months
(in millions)	2005	2004	Percent Change	2005	2004	Percent Change
Operating revenue	$141.9	$57.0	n/m	$294.0	$153.3	n/m
Operating income	6.3	1.1	n/m	10.9	2.3	n/m

Three months ended September 30, 2005 compared to three months ended September 30, 2004

In the third quarter of 2005, Meridian IQ revenue increased by $84.9 million or 149.1% from the third quarter of 2004. The significant increase in revenue resulted from a combination of recent acquisitions, with $64.0 million or 75.3% of the improvement attributable to USFL, and strong organic growth within Meridian IQ existing services. Operating income also increased from $1.1 million in the third quarter of 2004 to $6.3 million in the third quarter of 2005. The improved operating results are reflective of the increased revenue and scalability. The USFL operations contributed $3.1 million of operating income for the quarter.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

In the first nine months of 2005, Meridian IQ revenue increased by $140.7 million or 91.8% from the first nine months of 2004. As previously mentioned, the significant increase in revenue resulted from both strong organic growth and recent acquisitions, including $89.9 million in revenue attributable to USFL. Operating income also increased from $2.3 million in the first nine months of 2004 to $10.9 million in the first nine months of 2005, resulting from the strong revenue growth and scalability. USFL contributed $4.2 million of operating income for the nine months ended September 30, 2005.

Consolidated Results

Our consolidated results for the three and nine months ended September 30, 2005 and 2004 include the results of each of the operating segments previously discussed. The following discussion focuses on items that management evaluates on a consolidated basis, as segment results have been discussed previously.

The table below provides summary consolidated financial information for the three and nine months ended September 30:

	Three months			Nine months
(in millions)	2005	2004	Percent Change	2005	2004	Percent Change
Operating revenue	$2,491.7	$1,767.1	41.0%	$6,258.5	$4,993.3	25.3%
Operating income	156.8	120.6	30.0%	382.6	250.2	52.9%
Nonoperating expenses, net	19.0	29.7	(36.0)%	41.3	53.4	(22.7)%
Net income	$85.3	$55.9	52.6%	$211.3	$121.0	74.6%

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Each of our operating segments contributed to the revenue growth, which resulted from a combination of favorable economic conditions, increased fuel surcharge revenue, increased premium services and the USF acquisition. Operating revenue increased by $724.6 million from third quarter 2004 to the third quarter of 2005 of which the USF companies contributed $595.8 million.

Operating income increased $36.2 million for the three months ended September 30, 2005 versus the comparable year ago period, of which the USF companies contributed $19.3 million. Operating income also benefited from increased revenue and the corresponding incremental margins at our pre-existing operating segments. Corporate expenses in the third quarter of 2005 increased by $2.8 million from the third quarter of 2004 due to increased salaries and benefits among corporate personnel and increased professional services of which is partially offset by a decrease in incentive compensation expense, insurance expense and corporate allocated management fees. Included in consolidated operating income are executive severance charges of $4.0 million and expenses of $0.2 million related to the USF acquisition.

Nonoperating expenses decreased due to the write-off of deferred debt costs in the third quarter of 2004 of $18.3 million with no comparable amount in 2005 offset by an increase in interest expense as a result of our increased debt level as compared to 2004.

Our effective tax rate for the third quarter of 2005 was 38.1% compared to 38.5% in the third quarter of 2004. As we record our tax provision based on our full year forecasted results, we expect this rate to remain unchanged for the remainder of the year. Variations in the rate could result from our income allocation among subsidiaries and their relative state tax rates, in addition to tax planning strategies that may be implemented in the balance of the year.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Consolidated operating revenue increased by $1,265.2 million during the nine months ended September 30, 2005 as compared to the year ago period. All of our operating companies contributed to the increase as did the USF acquisition which contributed $863.3 of operating revenue.

Consolidated operating income increased by $132.4 million during the nine months ended September 30, 2005 as compared to the year ago period, of which the USF companies contributed $29.2 million. Yellow Transportation, Roadway Express and New Penn had strong improvements in their operating ratio which led to the consolidated increased operating income. Corporate expenses for the nine months ended September 30, 2005 increased as compared to the nine months ended September 30, 2004 by $11.7 million due to salaries and benefits related to additional personnel within the corporate group to support our overall growth, increased professional services fees associated with the compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and certain acquisition costs, partially offset by a decrease in insurance expense and corporate-allocated management fees. Our consolidated operating income was also unfavorably impacted by executive severance charges of $4.0 million and acquisition expenses of $0.8 million.

Nonoperating expenses decreased in the nine months ended September 30, 2005 versus the year ago period due to the write-off of deferred debt costs in the third quarter of 2004 of $18.3 million offset by an increase in interest expense in the third quarter of 2005 related to the additional borrowings.

Our effective tax rate for the nine months ended September 30, 2005 was 38.1% compared to 38.5% for the nine months ended September 30, 2004. We expect our rate to remain at 38.1% for the remainder of 2005.

Financial Condition

Liquidity

Our liquidity needs arise primarily from capital investment in new equipment, land and structures, and information technology, as well as funding working capital requirements. To provide short-term and longer-term liquidity, we maintain capacity under an $850 million unsecured credit agreement and a $650 million asset-backed securitization (“ABS”) agreement involving Yellow Transportation, Roadway Express, USF Holland and USF Reddaway accounts receivable. Each of these agreements is more fully described in the Notes to Consolidated Financial Statements. We believe these facilities provide adequate capacity to fund our current working capital and capital expenditure requirements.

The following table provides details of the outstanding components and available unused capacity under the current bank credit agreement and ABS agreement at each period end:

(in millions)	September 30, 2005	December 31, 2004
Capacity:
Revolving loan	$850.0	$500.0
ABS facility	650.0	450.0

Total capacity	1,500.0	950.0

Usage:
Letters of credit	(403.4)	(275.4)
Revolving loan	(100.0)	—
ABS usage for cash borrowings	(456.0)	—
ABS usage for captive insurance company (see below)	(69.8)	—

Total usage	(1,029.2)	(275.4)

Available unused capacity	$470.8	$674.6

In August 2005, the Company finalized the formation of YRC Assurance Co. Ltd. (“Assurance”), a captive insurance company domiciled in Bermuda and a wholly owned and consolidated subsidiary of Yellow Roadway. Assurance provides insurance services to certain wholly owned subsidiaries of Yellow Roadway. As a part of the formation of Assurance, certain qualifying investments were made by Assurance as defined by Bermuda regulations. These investments included taking an ownership position in certain receivables that secure our ABS facility. As a result, as shown above our capacity under the ABS facility is reduced by Assurance’s investment in receivables of $69.8 million.

Contingent Convertible Notes

On September 30, 2005, the conversion triggers with respect to the contingent convertible senior notes had not been met. Accordingly, based on the stated maturity date, this obligation of $400 million has been classified as a long-term liability on the accompanying consolidated balance sheets as of September 30, 2005. The future balance sheet classification of this liability will be monitored at each quarterly reporting date and will be determined based on an analysis of the various conversion rights.

Stock Repurchase Program

In September 2005, our Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $50 million of its common stock. During the nine months ended September 30, 2005, no such shares have been purchased.

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

(in millions)	2005	2004
Net cash from operating activities	$256.3	$274.7
Net property and equipment additions	(213.3)	(142.3)
Proceeds from exercise of stock options	4.3	9.3

Free cash flow	$47.3	$141.7

The $94.4 million decrease in free cash flow from the first nine months of 2004 to the first nine months of 2005 resulted primarily from a decrease in other working capital items of $138.6 million, a decrease in accounts receivable collections of $15.1 million and a decrease in accounts payable of $12.6 million all of which is offset by an increase in net income of $90.3 million. Other working capital fluctuations primarily related to a $93.6 million change in employee wage and benefit accruals, $25.7 million of payments related to the USF restructuring during 2005, $7.5 million additional pension contribution during 2005, and a $14.7 million change in prepaids.

Other items considered in evaluating free cash flow include net property and equipment additions and proceeds from the exercise of stock options. In the first nine months of 2005, net property and equipment additions increased by $71.0 million compared to the first nine months of 2004. Gross property and equipment additions for the first nine months of 2005 were $231.6 million versus $155.2 million for the first nine months of 2004. Our proceeds received from the exercise of employee and director stock options decreased by $5.0 million in the first nine months of 2005 compared to the first nine months of 2004.

Investing activities during the nine months ended September 30, 2005, also included the acquisition of USF for total cash consideration of $742 million (net of cash acquired) and an investment in JHJ of $46 million. This activity is described in detail in footnote 3 in the notes to the consolidated financial statements.

We had significant financing activity during the nine months ended September 30, 2005, primarily as a result of the USF acquisition. This activity is described in detail in footnote 5 in the notes to the consolidated financial statements.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of September 30, 2005. Most of these obligations and commitments have been discussed in detail either in the preceding paragraphs or the notes to the financial statements. The tables do not include expected pension funding as disclosed separately in the previous section.

Contractual Cash Obligations

(in millions)	Less than 1 year	Payments Due By Period			Total
		2-3 years	4-5 years	After 5 years
Balance sheet obligations:
ABS borrowings	$456.0	$—	$—	$—	$456.0
Long-term debt including interest	21.5	137.9	580.4	910.0	1,649.8

Off balance sheet obligations:
Operating leases	64.5	156.3	65.6	18.8	305.2	(a)
Capital expenditures	113.9	—	—	—	113.9

Total contractual obligations	$655.9	$294.2	$646.0	$928.8	$2,524.9

(a)	The net present value of operating leases, using a discount rate of 10 percent, was $277.2 million at September 30, 2005.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

(in millions)	Amount of Commitment Expiration Per Period				Total
	Less than 1 year	2-3 years	4-5 years	After 5 years
Available line of credit	$—	$—	$346.6	$—	$346.6
Letters of credit	403.4	—	—	—	403.4
Lease guarantees	0.4	2.0	0.4	—	2.8
Surety bonds	76.2	1.8	0.5	—	78.5

Total commercial commitments	$480.0	$3.8	$347.5	$—	$831.3

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, foreign exchange rates and fuel prices.

Risk from Interest Rates

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we historically utilized both fixed rate and variable rate financial instruments with varying maturities. At September 30, 2005, we had approximately 56% of our outstanding debt at fixed rates. If interest rates for our variable rate long-term debt had averaged 10% more during the quarter, our interest expense would have increased, and income before taxes would have decreased by $0.7 million for the quarter ended September 30, 2005.

The table below provides information regarding our interest rate risk related to fixed-rate debt as of September 30, 2005. Principal cash flows are stated in millions and weighted average interest rates are by contractual maturity. The fair values of our senior notes due 2008, USF senior notes and contingent convertible senior notes have been calculated based on the quoted market prices at September 30, 2005. The market price for the contingent convertible senior notes reflects the combination of debt and equity components of the convertible instrument.

(in millions)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed-rate debt	$4.4	$—	$—	$227.5	$101.0	$556.0	$888.9	$1,042.4
Average interest rate	5.25%	—	—	8.22%	6.5%	5.52%

Foreign Exchange Rates

Revenue, operating expenses, assets and liabilities of our subsidiaries located in Asia, Canada, Mexico, Europe and Peru are denominated in local currencies, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not material to our consolidated financial position or results of operations. On September 30, 2005, we entered into a foreign currency hedge with a notional amount of $6.9 million and a maturity of December 31, 2005. This instrument is to effectively hedge our exposure to foreign currency fluctuations on certain intercompany debt with GPS Logistics (EU) Ltd., a wholly owned subsidiary.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

10.1	Employment Agreement dated December 15, 1999 between Yellow Roadway Corporation and William D. Zollars, as amended by Amendment Number One to Employment Agreement dated December 15, 1999 between Yellow Roadway Corporation and William D. Zollars.

10.2	Amendment No. 1 to Yellow Corporation Pension Plan, amended and restated as of January 1, 2004.

31.1	Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Donald G. Barger, Jr. pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William D. Zollars pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Donald G. Barger, Jr. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YELLOW ROADWAY CORPORATION
Registrant

Date: November 9, 2005	/s/ William D. Zollars
William D. Zollars
Chairman of the Board of Directors, President & Chief Executive Officer

Date: November 9, 2005	/s/ Donald G. Barger, Jr.
Donald G. Barger, Jr.
Senior Vice President & Chief Financial Officer