Form 10-K
period 2005-12-31
YRC WORLDWIDE INC
filed 2006-03-15
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to

Commission file number 0-12255

YRC WORLDWIDE INC.

(Exact name of registrant as specified in its charter)

Delaware	48-0948788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I dentification No.)

10990 Roe Avenue, Overland Park, Kansas	66211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (913) 696-6100

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1 Par Value Per Share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                     Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐ No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at June 30, 2005 was $2,941,730,464.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2006
Common Stock, $1 Par Value Per Share	57,395,258 shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Form 10-K:

1)	Proxy Statement related to the 2006 Annual Meeting of Shareholders - Part III

YRC Worldwide Inc.

Form 10-K

Year Ended December 31, 2005

This entire annual report, including (among other items) “Item 7, Management’s Discussion of Analysis of Financial Condition and Results of Operations” and certain statements in the Notes to Consolidated Financial Statements contained in “Item 8, Financial Statements and Supplementary Data”, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or including the words “should,” “could,” “may,” “expect,” “believe,” “estimate” or similar expressions. Our actual results could differ materially from those projected by these forward-looking statements due to a number of factors, including (without limitation), inflation, inclement weather, price and availability of fuel, sudden changes in the cost of fuel or the index upon which the Company bases its fuel surcharge, competitor pricing activity, expense volatility, including (without limitation) expense volatility due to changes in rail service or pricing of rail service, ability to capture cost reductions, including (without limitation) those cost reduction opportunities arising from acquisitions, changes in equity and debt markets, a downturn in general or regional economic activity, effects of a terrorist attack, and labor relations, including (without limitation), the impact of work rules, work stoppages, strikes or other disruptions, any obligations to multi-employer health, welfare and pension plans, wage requirements and employee satisfaction.

Other factors as well as more details regarding certain of these factors are provided in greater detail in “Item 1A – Risk Factors”.

PART I

Item 1. Business

General Description of the Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. The Company adopted the name YRC Worldwide in January 2006 to reflect the fact that its services have expanded to encompass logistics as well as global, national and regional transportation. The YRC Worldwide portfolio of brands provides one of the most comprehensive packages of services for the shipment of industrial, commercial and retail goods domestically and internationally. The brands operate independently in the marketplace, providing customers with a differentiated and valued choice of services and providers. It is our philosophy that allowing each individual brand to develop its own franchise ultimately results in a greater share of market than we might create under a one brand approach. Additionally, we believe open competition in the marketplace strengthens our individual franchises to a greater extent than restricting the brands from such competition. Our operating subsidiaries, which are also our reportable segments, include the following:

•	Yellow Transportation, Inc. (“Yellow Transportation”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. Approximately 43% of Yellow Transportation shipments are completed in two days or less.

•	Roadway Express, Inc. (“Roadway Express”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through regionalized management and customer facing organizations. Approximately 30% of Roadway Express shipments are completed in two days or less. Roadway Express owns 100% of Reimer Express Lines Ltd. (“Reimer”), located in Canada, that specializes in shipments into, across and out of Canada.

•	YRC Regional Transportation, Inc. (“Regional Transportation”) is a holding company for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of New Penn Motor Express, Inc. (“New Penn”), USF Holland Inc., USF Reddaway Inc. and USF Bestway Inc., which provide regional, next-day ground services through a network of facilities located across the United States (“U.S.”); Quebec, Canada; Mexico and Puerto Rico. USF Glen Moore Inc., a provider of truckload services throughout the U.S., is also a subsidiary of Regional Transportation. Approximately 65% of Regional Transportation shipments are completed the next day or less.

•	Meridian IQ is a global logistics management company that plans and coordinates the movement of goods worldwide to provide customers a single source for logistics management solutions. Meridian IQ delivers a wide range of global logistics management services, with the ability to provide customers improved return-on-investment results through flexible, fast and easy-to-implement logistics services and technology management solutions.

For revenue and other information regarding these segments, see the Business Segments note under “Item 8, Financial Statements and Supplementary Data”.

Incorporated in Delaware in 1983 and headquartered in Overland Park, Kansas, we employed approximately 68,000 people as of December 31, 2005. The mailing address of our headquarters is 10990 Roe Avenue, Overland Park, Kansas 66211, and our telephone number is (913) 696-6100. Our website is www.yrcw.com. Through the “SEC Filings” link on our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All of these filings may be viewed or printed from our website free of charge.

On May 24, 2005, YRC Worldwide completed the acquisition of USF Corporation (“USF”), headquartered in Chicago, IL, through the merger (the “Merger”) of a wholly owned subsidiary of YRC Worldwide with and into USF, resulting in USF becoming a wholly owned subsidiary of YRC Worldwide. Pursuant to the Merger, each share of common stock of USF was converted into the right to receive $29.25 in cash and 0.31584 shares of YRC Worldwide common stock, resulting in consideration of approximately $835.4 million in cash and 9 million shares for a total purchase price of $1.3 billion. The purchase price also included approximately $14.2 million for investment banking, legal and accounting fees that YRC Worldwide incurred to consummate the acquisition, resulting in total cash consideration of $742.7 million, net of cash acquired. The cash portion of the merger consideration was financed with a combination of proceeds from the issuance of floating rate notes, borrowings under our ABS facility and cash on hand.

Narrative Description of the Business

Operating Units

Yellow Transportation

Yellow Transportation offers a full range of services for the movement of industrial, commercial, and retail goods and provides transportation services by moving shipments through its regional, national and international networks of service centers, utilizing primarily ground transportation equipment that we own or lease. The Yellow Transportation mission is to be the leading provider of guaranteed, time-definite, defect-free, hassle-free transportation services for business customers worldwide. Yellow Transportation addresses the increasingly complex transportation needs of its customers through service offerings such as:

•	Exact Express® - a premium expedited and time-definite ground service with an industry-leading 100% satisfaction guarantee;

•	Definite Delivery ® - a guaranteed on-time service with constant shipment monitoring and proactive notification;

•	Standard Ground™ - a ground service with complete coverage of North America;

•	Expedited Direct™ - an expedited air forwarding solution for one, two and three-day shipments;

•	MyYellow®.com - a leading edge e-commerce web site offering secure and customized online resources to manage transportation activity.

Yellow Transportation provides transportation services for various categories of goods, which may include (among others) apparel, appliances, automotive parts, chemicals, food, furniture, glass, machinery, metal, metal products, non-bulk petroleum products, rubber, textiles, wood and other manufactured products or components. Yellow Transportation may provide both less-than-truckload (“LTL”) and truckload service. Most of Yellow Transportation’s deliveries are LTL service; however, Yellow Transportation also offers truckload services to complement the LTL services, usually to fill back hauls and maximize equipment utilization. Back haul is the process of moving trailers (often empty or partially full) back to their destination after a delivery.

Yellow Transportation, founded in 1924, serves more than 400,000 manufacturing, wholesale, retail and government customers throughout North America. Operating from 335 strategically located facilities with 13,215 doors, Yellow Transportation provides service throughout North America, including within Puerto Rico and Hawaii. The Yellow Transportation affiliates, YRC Services, S. de R.L. de C.V. and Yellow Transportation of Ontario, Inc. and Yellow Transportation of British Columbia, Inc., provide services in Mexico and Canada, respectively. Yellow Transportation shipments range from 100 to 40,000 pounds, with an average shipment size of 1,000 pounds traveling an average distance of more than 1,200 miles. Yellow Transportation has nearly 700 employees with sales responsibilities.

As of December 31, 2005, approximately 22,000 Yellow Transportation employees are dedicated to operating its system, which supports 280,000 shipments in transit at any time. An operations research and engineering team is responsible for the equipment, routing, sequencing and timing of nearly 64 million miles per month. At December 31, 2005, Yellow Transportation had 7,919 owned tractors, 529 leased tractors, 32,552 owned trailers and 58 leased trailers.

Based in Overland Park, Kansas, Yellow Transportation accounted for 39% of our total operating revenue in 2005, 47% of our total operating revenue in 2004 and 92% of our total operating revenue in 2003.

Roadway Express

Founded in 1930, Roadway Express serves more than 450,000 manufacturing, wholesale, retail and government customers throughout North America through its extensive network of 349 service centers with 13,484 doors located throughout North America. Roadway Express offers long-haul, interregional and regional LTL transportation services on two-day and longer lanes and is a leading transporter of industrial, commercial and retail goods with a variety of innovative services designed to meet customer needs. Roadway Express provides seamless, general commodity freight service among all 50 states, Canada, Mexico and Puerto Rico, and offers import and export services to more than 100 additional countries worldwide through offshore agents. Reimer Express Lines, a subsidiary of Roadway Express, provides service in Canada, and the Roadway Express affiliate, YRC Services, S. de R.L. de C.V, provides services in Mexico.

Roadway Express provides transportation services for similar categories of goods as those that Yellow Transportation delivers. Roadway Express primarily offers LTL service. Roadway Express also offers truckload services to complement its LTL service, usually to fill back hauls and maximize equipment utilization. In addition, Roadway Express provides higher margin specialized services, including guaranteed expedited services, time-specific delivery, North American international services, coast-to-coast air delivery, sealed trailers, product returns, cold-sensitive protection and government material shipments. The Roadway Express suite of time-based services provides customers the flexibility to choose next day and beyond service on the ground or in the air at any hour, day or night, anywhere across North America with extreme reliability. These service offerings include:

•	Time-Critical TM Service – a premium expedited and time-definite service via ground or air anywhere in North America with a 100% on-time guarantee, delivery windows as precise as one hour, and options to charter partial or entire aircraft.

•	Time-Critical TM Multi-Day Window Service – a service option providing customers the ability to select any size multiple day delivery window and is guaranteed not to deliver early or late. Multi-Day Window service is ideal for vendors shipping to retailers trying to avoid costly charge-backs when faced with strict window delivery requirements.

•	Time-Advantage TM Service – Roadway’s newest expedited service option providing customers the ability to pick the speed to match their need on the ground or in the air anywhere throughout North America.

•	Sealed Divider TM – a patented, dedicated service providing extra protection and verifiable security in transit through a numbered rod-lock seal system with customers paying only for the space used on the trailer.

•	My.Roadway.com – a secure e-commerce web site offering online resources for shipment visibility and management in real time.

Roadway Express employed approximately 23,000 employees as of December 31, 2005. At that date, it owned 5,724 tractors and 29,349 trailers and leased 2,616 tractors and 2,770 trailers. Headquartered in Akron, Ohio, Roadway Express accounted for 38% of our total operating revenue in 2005 and 46% of our total operating revenue in 2004.

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

YRC Regional Transportation

Regional Transportation is comprised of USF Holland, USF Reddaway, USF Bestway, USF Glen Moore and New Penn. Together, the Regional Transportation companies deliver nationwide services in the next-day, second-day and time-sensitive markets, which are among the fastest-growing transportation segments. The Regional Transportation service portfolio includes:

•	Regional delivery – including next-day and second-day services; consolidation/distribution services; protect-from-freezing and hazardous materials handling; and a variety of other specialized offerings.

•	Expedited delivery – including day-definite, hour-definite and time definite capabilities.

•	Truckload delivery – including regional, national, dedicated and team-based services.

•	Inter-regional delivery – combining our best-in-class regional networks with reliable sleeper teams, Regional Transportation provides reliable, high-value services between our regional operations.

•	Cross-border delivery – through strategic partnerships, the Regional Transportation companies provide full-service capabilities between the U.S. and Canada, Mexico and Puerto Rico.

•	USFNet.com and NewPenn.com – are both leading edge e-commerce web sites offering secure and customized online resources to manage transportation activity.

The Regional Transportation companies are described as follows:

•	USF Holland, headquartered in Holland, Michigan, provides reliable next-day, regional and expedited services through a network of 71 service centers with 4,350 doors located in the Midwestern, Southeastern and portions of the Northeast United States. They also provide service to the provinces of Ontario and Quebec, Canada. USF Holland employs over 9,000 people and owns and operates a fleet of over 5,000 tractors and 9,000 trailers.

•	New Penn Motor Express, headquartered in Lebanon, Pennsylvania, provides reliable next-day, day-definite, and time-definite services through a network of 22 service centers with 1,230 doors located in the Northeastern United States; Quebec, Canada; and Puerto Rico. New Penn employs over 2,000 people and owns and operates a fleet of over 900 tractors and 1,800 trailers.

•	USF Reddaway, headquartered in Clackamas, Oregon, provides next-day, regional and expedited services through a network of 60 service centers with 1,308 doors located in California, the Pacific Northwest, and the Rocky Mountain States. Additionally USF Reddaway provides services to Alaska and to the provinces of Alberta and British Columbia, Canada. USF Reddaway employs over 2,600 people and owns and operates a fleet of over 1,300 tractors and 4,000 trailers.

•	USF Bestway, headquartered in Scottsdale, Arizona, provides next-day, regional and expedited services through a network of 68 service centers with 1,496 doors located in the Southwest and Midwest areas. USF Bestway employs over 2,000 people and owns and operates a fleet of over 1,000 tractors and 4,000 trailers.

•	USF Glen Moore, headquartered in Carlisle, Pennsylvania, provides spot, dedicated and single-source customized truckload services through the use of company and team-based drivers. USF Glen Moore has two primary domiciles located in Carlisle, Pennsylvania, and Knoxville, Tennessee. USF Glen Moore employs over 750 people and owns and operates a fleet of over 650 tractors and 2,800 trailers.

The Regional Transportation companies serve more than 100,000 manufacturing, wholesale, retail and government customers throughout North America. Regional Transportation’s 17,000 employees are dedicated to supporting the delivery of over 20 million shipments annually. In addition to over 300 local, company-based sales executives, Regional Transportation has 25 corporate account managers who provide corporate sales services to the entire group of companies. In 2005, each of our five companies was recognized with the prestigious Quest for Quality award by the readers of Logistics Management magazine.

Headquartered in Fairlawn, Ohio, the Regional Transportation companies generated approximately $1.6 billion in 2005 sales. Regional Transportation accounted for 18% of the total operating revenue of YRC Worldwide in 2005 and New Penn, prior to the creation of Regional Transportation upon the acquisition of USF in 2005, accounted for 4% of the total operating revenue of YRC Worldwide in 2004.

Meridian IQ

Meridian IQ is a global logistics management company that plans and coordinates the movement of goods worldwide to provide customers a single source for logistics management solutions. Meridian IQ arranges for and expedites the movement of goods and materials through the supply chain. With the May 2005 acquisition of USF Corporation, Meridian IQ has integrated the USF Logistics business, expanding the breadth and depth of our service offering.

Meridian IQ delivers a wide range of global logistics management services, with the ability to provide customers improved return-on-investment results through flexible, fast and easy-to-implement logistics services and technology management solutions. Meridian IQ has approximately 18,000 transactional and 350 contractual customers.

Meridian IQ offers the following services:

•	International forwarding and customs brokerage - arranging for the administration, transportation and delivery of goods worldwide;

•	Multi-modal brokerage services - providing companies with daily shipment needs with access to volume capacity and specialized equipment at competitive rates;

•	Domestic forwarding and expedited services - arranging guaranteed, time-definite transportation for companies within North America requiring time-sensitive delivery options and guaranteed reliability;

•	Transportation solutions and technology management - web-native transportation management systems enabling customers to manage their transportation network centrally with increased efficiency and visibility. When combined with network consulting and operations management any organization, regardless of size, can outsource transportation functions partially or even entirely with Meridian IQ; and

•	Flow-thru distribution, dedicated fleet and dedicated warehouse services - solutions that deliver advance technology, effective facility layouts and efficient operations that maximize product flow, improving cycle-time and cost effectiveness.

At December 31, 2005, Meridian IQ had approximately 2,500 employees, including 2,100 located in North America, 250 located in Asia, 40 located in Latin America, and 130 located in Europe (predominately in the United Kingdom). Meridian IQ has a sales force of approximately 40. Based in Overland Park, Kansas, Meridian IQ accounted for 5% of our total operating revenue in 2005, 3% of our total operating revenue in 2004 and 4% of our total operating revenue in 2003.

Shared Services

We have three wholly owned subsidiaries that provide shared support services across the YRC Worldwide enterprise. These are YRC Worldwide Technologies, YRC Worldwide Enterprise Services, and the YRC Assurance Co. Ltd (“YRC Assurance”).

YRC Worldwide Technologies is headquartered in Overland Park, Kansas and has approximately 500 employees. YRC Worldwide Technologies and Meridian IQ together provide hosting, infrastructure services and managed transportation business systems development.

YRC Worldwide Enterprise Services, headquartered in Overland Park, Kansas, provides a variety of support services through common resources to the consolidated group. This entity employs approximately 900 people.

In August 2005, the Company finalized the formation of YRC Assurance Co. Ltd., a captive insurance company domiciled in Bermuda and a wholly owned and consolidated subsidiary of YRC Worldwide Inc. YRC Assurance provides insurance services to certain wholly owned subsidiaries of YRC Worldwide.

Each of our shared services organizations charges the operating companies for their services, either based upon usage or on an overhead allocation basis.

Competition

Customers have a wide range of choices. The companies of YRC Worldwide believe that overall brand strategy, service quality, technology, a broad service portfolio, responsiveness and flexibility are important competitive differentiators.

Few U.S.-based transportation companies offer comparable transportation and logistics capabilities. By integrating traditional ground, expedited, air and managed transportation capabilities, we provide business organizations with a single source answer to shipping challenges globally. Our market studies show a continued preference among customers for transportation logistics providers based on “service value”, which is the relationship between overall quality and price. We believe that we can compete against any transportation and logistics competitor from a value perspective.

Yellow Transportation, Roadway Express, Regional Transportation, and Meridian IQ operate in a highly competitive environment against a wide range of transportation and logistics service providers. These competitors include global, integrated transportation services providers; global forwarders; national transportation services providers; regional or interregional providers; and small, intraregional transportation companies. The companies of YRC Worldwide also compete against providers within several modes of transportation including: less-than-truckload, truckload, air cargo, rail, transportation consolidators and privately owned fleets.

Ground-based transportation includes private fleets and two “for-hire” carrier groups. The private carrier segment consists of fleets that companies who move their own goods own and operate. The two “for-hire” groups are based on typical shipment sizes that transportation service companies handle. Truckload refers to providers transporting shipments that generally fill an entire 48 or 53 foot trailer, and less-than-truckload or ‘shared load’ refers to providers transporting goods from multiple shippers in a single load that would not fill a full-sized trailer on their own.

Shared load or LTL transportation providers consolidate numerous orders generally ranging from 100 to 10,000 pounds from varying businesses into individual service centers within close proximity to where those shipments originated. Utilizing expansive networks of pickup and delivery operations around these local service centers, shipments are moved between origin and destination through a series of distribution centers, where consolidation and deconsolidation of loads occurs. Depending on the distance shipped, shared load providers (asset and non-asset based) are often classified into one of four sub-groups:

•	Regional - Average distance is typically less than 500 miles with a focus on one- and two-day delivery times. Regional transportation companies can move shipments directly to their respective destination centers, which increases service reliability and avoids costs associated with intermediate handling.

•	Interregional - Average distance is usually between 500 and 1,000 miles with a focus on two- and three-day delivery times. There is a competitive cross-road between regional and national providers in this category as each group sees the interregional segment as a growth opportunity, and there are no providers focusing exclusively on this sector.

•	National - Average distance is typically in excess of 1,000 miles with focus on two- to five-day delivery times. National providers rely on interim shipment handling through a network of terminals, which require numerous satellite service centers, multiple distribution centers, and a relay network. To gain service and cost advantages, they often ship directly between service centers, minimizing intermediate handling.

•	Global – providing freight forwarding and final mile delivery services to companies shipping to and from multiple regions around the world. This service can be offered through a combination of owned assets or through a purchased transportation or third-party logistics model.

Competitive cost of entry into the asset-based less-than-truckload sector on a small scale, within a limited service area, is relatively small (although more than in other sectors of the transportation industry). The larger the service area, the greater the barriers to entry, due primarily to the need for additional equipment and facilities associated with broader geographic service coverage. Broader market coverage in the competitive transportation landscape also requires increased technology investment and the ability to capture cost efficiencies from shipment density (scale), making entry on a national basis more difficult.

Yellow Transportation, Roadway Express, and Meridian IQ (through transportation management services) provide service in all four sub-groups. Regional Transportation competes in the regional, interregional and national transportation marketplace. Each brand competes against a number of providers in these markets from small firms with one or two vehicles, to multi-regional competitors with thousands of physical assets.

The competition specifically for Meridian IQ includes all of the same providers mentioned previously in addition to transportation management systems providers, domestic and international freight forwarders, freight brokers, warehouse management providers, and third party logistics companies.

Regulation

Yellow Transportation, Roadway Express, Regional Transportation and other interstate carriers were substantially deregulated following the enactment of the Motor Carrier Act of 1980, the Trucking Industry Regulatory Reform Act of 1994, the Federal Aviation Administration Authorization of 1994 and the ICC Termination Act of 1995. Prices and services are now largely free of regulatory controls, although the states retained the right to require compliance with safety and insurance requirements, and interstate motor carriers remain subject to regulatory controls that agencies within the U.S. Department of Transportation impose.

Our operating companies are subject to regulatory and legislative changes, which can affect our economics and those of our competitors. Various state agencies regulate us, and our operations are also subject to various federal, foreign, state, provincial and local environmental laws and regulations dealing with transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of storm-water and underground fuel storage tanks.

We believe that our operations are in substantial compliance with current laws and regulations.

We further describe our operations in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report.

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

During 2005, we spent approximately $4.9 million to comply with U.S. federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, “Environmental Regulations”). In 2006, we expect to spend approximately $6.7 million to comply with the Environmental Regulations. Based upon current information, we believe that our compliance with Environmental Regulations will not have a material adverse effect upon our capital expenditures, results of operation and competitive position because we have either made adequate reserves for such compliance expenditures or the cost for such compliance is expected to be small in comparison with our overall net worth.

We estimate that we will incur approximately $1.1 million in capital expenditures for environmental control equipment during 2006. We believe that capital expenditures for environmental control equipment for 2006 will not have a material adverse effect upon our financial condition because the aggregate amount of these expenditures is expected to be immaterial.

The Comprehensive Environmental Response, Compensation and Liability Act (known as the “Superfund Act”) imposes liability for the release of a “hazardous substance” into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under the Superfund Act, a potentially responsible party (“PRP”) may be required to pay more than its proportional share of such environmental remediation. Several of our subsidiaries have been identified as PRPs at various sites discussed below. The U.S. Environmental Protection Agency (the “EPA”) and appropriate state agencies are supervising investigative and cleanup activities at these sites. The EPA has identified Yellow Transportation as a PRP for three locations: Omega Chemical Site, Whittier, CA; a site at Dupo, IL; and Alburn Incinerator, Inc., Chicago, IL. We estimate that the combined potential costs at the Omega and Alburn sites will not exceed $0.3 million. With respect to the Dupo site, it appears that Yellow Transportation delivered less than 100 gallons of waste to this site, which is de minimis in relation to other respondents. The EPA has issued an order under Section 106(a) of the Superfund Act for Yellow Transportation and 18 other respondents to begin remediation efforts at the Omega site. The EPA has identified Roadway Express as a PRP for four locations: Operating Industries Site, Monterey Park, CA; BEMS Landfill, Mt. Holly, NJ; Double Eagle Site, Oklahoma City, OK and M&J Solvent Site, Atlanta, GA. We estimate that combined potential costs at these four sites will not exceed $0.7 million. The EPA has identified USF Red Star, a non-operating subsidiary of USF, as a PRP at the Byron Barrel and Drum site in Genessee County, NY. We believe the potential cost at this site is not significant. Yellow Transportation, Roadway Express and USF Red Star are classified as de minimis PRPs at all of these locations.

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

Economic Factors and Seasonality

Our business is subject to a number of general economic factors that may have a materially adverse effect on the results of our operations, many of which are largely out of our control. These include recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers. Economic conditions may adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. We operate in a highly price-sensitive and competitive industry, making pricing, customer service, effective asset utilization and cost control major competitive factors. Yellow Transportation, Roadway Express, Regional Transportation and Meridian IQ revenues are subject to seasonal variations. Customers tend to reduce shipments after the winter holiday season, and operating expenses as a percent of revenue tend to be higher in the winter months primarily due to colder weather. Generally, the first quarter is the weakest while the third quarter is the strongest. The availability and cost of labor can significantly impact our cost structure and earnings.

Financial Information About Geographic Areas

Our revenue from foreign sources is largely derived from Canada, United Kingdom, Asia and Mexico. We have certain long-lived assets located in these countries as well. We discuss this information in the “Business Segments” note under “Item 8, Financial Statements and Supplementary Data”, of this report.

Item 1A. Risk Factors

We are subject to general economic factors that are largely out of our control, any of which could significantly reduce our operating margins and income.

Our business is subject to a number of general economic factors that may significantly reduce our operating margins and income, many of which are largely out of our control. These include recessionary economic cycles and downturns in customers’ business cycles and changes in their business practices, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers. Economic conditions may adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our reserve for bad-debt losses.

The transportation industry is affected by business risks that are largely out of our control, any of which could significantly reduce our operating margins and income.

Businesses operating in the transportation industry are affected by risks that are largely out of our control, any of which could significantly reduce our operating margins and income. These factors include weather, excess capacity in the transportation industry, interest rates, fuel prices and taxes, terrorist attacks, license and registration fees, and insurance premiums and self-insurance levels. Our results of operations may also be affected by seasonal factors.

We operate in a highly competitive industry, and our business will suffer if we are unable to adequately address potential downward pricing pressures and other factors that may adversely affect our operations and significantly reduce our operating margins and income.

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

•	We compete with many other transportation service providers of varying sizes, some of which have a lower cost structure, more equipment and greater capital resources than we do or have other competitive advantages.

•	Some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which limits our ability to maintain or increase prices or maintain significant growth in our business.

•	Our customers may negotiate rates or contracts that minimize or eliminate our ability to continue to offset fuel price increases through a fuel surcharge on our customers.

•	Many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved transportation service providers, and in some instances, we may not be selected.

•	Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors.

•	The trend towards consolidation in the ground transportation industry may create other large carriers with greater financial resources and other competitive advantages relating to their size.

•	Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments.

•	Competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and prices.

If our relationship with our employees were to deteriorate, we may be faced with labor disruptions or stoppages, which could adversely affect our business and reduce our operating margins and income and place us at a disadvantage relative to non-union competitors.

Virtually all of our operating subsidiaries have employees who are represented by the International Brotherhood of Teamsters (the “IBT”). These employees represent approximately 72% of our workforce.

USF Bestway’s collective bargaining agreement with the IBT initially expired on December 31, 2005. It has been subsequently extended until March 24, 2006 to permit the Company and the IBT the opportunity to negotiate a new agreement. We can provide no assurance that a new collective bargaining agreement will be entered into by USF Bestway or, if entered into, that the terms of such agreement will not be materially less favorable to us than the terms of the current collective bargaining agreement.

Each of Yellow Transportation, Roadway Express, New Penn and USF Holland employ most of their unionized employees under the terms of a common national master agreement as supplemented by additional regional supplements and local agreements. This current five-year agreement will expire on March 31, 2008. Other unionized employees are employed pursuant to more localized agreements. The IBT represents a number of employees at USF Reddaway, USF Bestway and USF Logistics under these localized agreements, which have wages, benefit contributions and other terms and conditions that better fit the cost structure and operating models of these business units.

Certain of our subsidiaries are regularly subject to grievances, arbitration proceedings and other claims concerning alleged past and current non-compliance with applicable labor law and collective bargaining agreements.

Neither we nor any of our subsidiaries can predict the outcome of any of the actions, activities or claims discussed above. These actions, activities and claims, if resolved in a manner unfavorable to us, could have a material adverse effect on our financial condition, businesses and results of operations.

Ongoing insurance and claims expenses could significantly reduce our income.

Our future insurance and claims expenses might exceed historical levels, which could significantly reduce our earnings. We currently self-insure for a portion of our claims exposure resulting from cargo loss, personal injury, property damage and workers’ compensation. If the number or severity of claims for which we are self-insured increases, our earnings could be significantly reduced.

We will have significant ongoing capital requirements that could reduce our income if we are unable to generate sufficient cash from operations.

The transportation industry is capital intensive. If we are unable to generate sufficient cash from operations in the future, we may have to limit our growth, enter into additional financing arrangements or operate our revenue equipment for longer periods, any of which could reduce our income. Revenue equipment includes, among other things, tractors and trailers. Our ability to incur additional indebtedness could be adversely affected by any increase in requirements that we post letters of credit in support of our insurance policies. See “—Ongoing insurance and claims expenses could significantly reduce our income”. If needed, additional credit capacity to support letters of credit may not be available on terms acceptable to us.

We operate in an industry subject to extensive government regulations, and costs of compliance with, or liability for violation of, existing or future regulations could significantly increase our costs of doing business.

The U.S. Department of Transportation and various state, federal and foreign agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and permits to conduct transportation business. We may also become subject to new or more restrictive regulations imposed by the Department of Transportation, the Occupational Safety and Health Administration or other authorities relating to engine exhaust emissions, the hours of service that our drivers may provide in any one time period, security and other matters. Compliance with these regulations could substantially impair equipment productivity and increase our costs.

The Environmental Protection Agency has issued regulations that require progressive reductions in exhaust emissions from diesel engines through 2007. These reductions began with diesel engines manufactured late in 2002. The regulations currently include subsequent reductions in the sulfur content of diesel fuel in 2006 and the introduction of emissions after-treatment devices on newly manufactured engines in 2007. These regulations could result in higher prices for tractors and increased fuel and maintenance costs.

We are subject to various environmental laws and regulations, and costs of compliance with, or liabilities for violations of, existing or future regulations could significantly increase our costs of doing business.

Our operations are subject to environmental laws and regulations dealing with, among other things, the handling of hazardous materials, underground fuel storage tanks and discharge and retention of stormwater. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination may have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could significantly increase our cost of doing business. Under specific environmental laws, we could be held responsible for all of the costs relating to any contamination at our past or present terminals and at third party waste disposal sites. If we fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

The IRS may issue an adverse tax determination concerning a deduction taken by USF in connection with its disposition of USF Worldwide.

In 2002, USF deducted a loss for its worthless investment in the stock of its subsidiary USF Worldwide upon the disposition of that stock for no consideration. USF is under IRS audit for years 2000-02, and the IRS has preliminarily questioned whether that deduction should be treated as a capital loss, which would not be fully deductible in 2002 or any other open tax year through 2005. The additional tax that could result should the loss ultimately be treated as a capital loss is approximately $48 million. USF established a reserve of approximately $19 million prior to acquisition by YRC Worldwide. YRC Worldwide has since concluded that treatment as a fully deductible ordinary loss is appropriate and will protest any proposal by IRS to treat the loss as a capital loss; however, the reserve USF established will remain until resolution with the IRS is reached. Any tax liability other than $19 million would be an adjustment to the goodwill recorded in the purchase price allocation.

We may be obligated to make additional contributions to multi-employer pension plans.

Yellow Transportation, Roadway Express, New Penn, USF Bestway, USF Holland and USF Reddaway contribute to approximately 20 separate multi-employer pension plans for employees that our collective bargaining agreements cover (approximately 72% of total YRC Worldwide employees). The largest of these plans, the Central States Southeast and Southwest Areas Pension Plan (the “Central States Plan”), provides retirement benefits to approximately 37% of our total employees. Our labor agreements with the IBT determine the amounts of these contributions. The pension plans provide defined benefits to retired participants. We recognize as net pension cost the contractually required contribution for the period and recognize as a liability any contributions due and unpaid. We do not directly manage multi-employer plans. The trusts covering these plans are generally managed by trustees, half of whom the IBT appoints and half of whom various contributing employers appoint.

Under current law regarding multi-employer pension plans, a termination, withdrawal or significant partial withdrawal from any multi-employer plan in an under-funded status would render us liable for a proportionate share of the multi-employer plans’ unfunded vested liabilities. This potential unfunded pension liability also applies to other contributing employers, including our unionized competitors who contribute to multi-employer plans. The plan administrators and trustees do not routinely provide us with current information regarding the amount of each multi-employer pension plan’s funding. However, based on publicly available information, which is often dated, and on the limited information available from plan administrators or plan trustees, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal or termination from all of the multi-employer pension plans to which we contribute would be in a range from $2.5 billion to $3.5 billion on a pre-tax basis. Yellow Transportation, Roadway Express and the applicable subsidiaries of Regional Transportation have no current intention of taking any action that would subject us to withdrawal obligations. If the company did incur withdrawal liabilities, those amounts would generally be payable over periods of up to 20 years.

The Internal Revenue Code and related regulations establish minimum funding requirements for multi-employer pension plans. The funding status of these plans is determined by the number of participating active and retired employees, the number of contributing employers, the amount of each employer’s contractual contribution requirements, the investment returns of the plans, plan administrative costs, the number of employees and retirees participating in the plan who no longer have a contributing employer, the discount rate used to determine the funding status and the actuarial attributes of plan participants (such as age, estimated life and number of years until retirement). If any of our multi-employer pension plans fails to meet minimum funding requirements and the trustees of the plan are unable to obtain from the IRS certain changes to or a waiver of the requirements in how the applicable plan calculates its funding levels or reduce pension benefits to a level where the requirements are met, the IRS could impose an excise tax on all employers participating in these plans. These excise taxes are not contributed to the deficient funds, but rather are deposited in the United States general treasury funds. To avoid these taxes, contributions in excess of our contractually agreed upon rates could be required to correct the funding deficiency. If the IRS imposed an excise tax on the participating employers or we pay additional contributions in amounts sufficient to avoid the tax, either of these actions could have a material adverse impact on the financial results of YRC Worldwide.

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

Our management team is an important part of our business and loss of key personnel could impair our success.

We benefit from the leadership and experience of our senior management team and depend on their continued services to successfully implement our business strategy. Other than our Chief Executive Officer, William D. Zollars, and James D. Staley, head of Regional Transportation, we have not entered into employment agreements for a fixed period with members of our current management. The loss of key personnel could have a material adverse effect on our operating results, business or financial condition.

Our business may be harmed by anti-terrorism measures.

In the aftermath of the terrorist attacks on the United States, federal, state and municipal authorities have implemented and are implementing various security measures, including checkpoints and travel restrictions on large trucks. Although many companies will be adversely affected by any slowdown in the availability of freight transportation, the negative impact could affect our business disproportionately. For example, we offer specialized services that guarantee on-time delivery. If the new security measures disrupt or impede the timing of our deliveries, we may fail to meet the needs of our customers, or may incur increased expenses to do so. We cannot assure you that these measures will not significantly increase our costs and reduce our operating margins and income.

We may face difficulties in achieving certain expected benefits of the May 2005 acquisition of USF Corporation and December 2003 acquisition of Roadway Corporation.

We may not be able to continue to realize all of the operating efficiencies, synergies, cost savings or other benefits that we expect from our acquisitions of Roadway or USF. In addition, the costs we incur in implementing further synergies, including our ability to terminate, amend or renegotiate prior contractual commitments of YRC Worldwide, USF or Roadway, may be greater than expected.

Item 1B. Unresolved Staff Comments

We did not have any unresolved staff comments during the current fiscal year.

Item 2. Properties

At December 31, 2005, we operated a total of 914 transportation service centers located in 50 states, Puerto Rico, Canada and Mexico. Of this total, 527 were owned and 387 were leased, generally for terms of three years or less. The number of vehicle back-in doors totaled 35,085, of which 28,827 were at owned facilities and 6,258 were at leased facilities. The transportation service centers vary in size ranging from one to three doors at small local facilities, to over 420 doors at the largest consolidation and distribution facility. We own substantially all of the larger facilities which contain the greatest number of doors. In addition, we and our subsidiaries own and occupy general office buildings in Overland Park, Kansas, Akron, Ohio, Lebanon, Pennsylvania; Carlisle, Pennsylvania; Scottsdale, Arizona; Holland, Michigan; Saukville, Wisconsin and Winnipeg, Manitoba. Our owned transportation service centers and office buildings are unencumbered.

Our facilities and equipment are adequate to meet current business requirements in 2006. Refer to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a more detailed discussion of expectations regarding capital spending in 2006.

Item 3. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies, and Uncertainties” note under “Item 8, Financial Statements and Supplementary Data”, of this report.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to the vote of our stockholders during the fourth quarter of the most recent fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

As of February 28, 2006, approximately 16,800 shareholders of record held YRC Worldwide common stock. Our only class of stock outstanding is common stock, traded through the NASDAQ Stock Market. Trading activity averaged 1,563,000 shares per day during 2005, up from 1,019,000 per day in 2004. The NASDAQ Stock Market quotes prices for our common stock under the symbol “YRCW.” The high and low prices at which YRC Worldwide common stock traded for each calendar quarter in 2005 and 2004 are shown below.

Quarterly Financial Information (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter (a)	Third Quarter	Fourth Quarter
2005
Operating revenue	$1,677,961	$2,088,846	$2,491,650	$2,483,100
Losses (gains) on property disposals, net	(3,234)	1,250	1,638	(5,042)
Operating income	89,989	135,818	156,787	153,716
Net income	49,893	76,105	85,285	76,847
Diluted earnings per share	0.96	1.38	1.42	1.30
Common stock:
High	63.40	60.43	56.17	49.03
Low	51.01	47.89	39.25	40.23

2004
Operating revenue	$1,552,135	$1,674,131	$1,767,082	$1,774,137
Losses (gains) on property disposals, net	462	(193)	(859)	(3,957)
Operating income	41,318	88,241	120,592	111,450
Net income	18,156	46,917	55,909	63,345
Diluted earnings per share	0.38	0.97	1.15	1.24
Common stock
High	38.86	39.95	46.89	56.49
Low	29.77	32.41	38.32	45.20

(a)	Includes the results of all YRC Worldwide entities including USF entities from the date of acquisition, May 24, 2005.

Purchases of Equity Securities by the Issuer

In September 2005, our Board of Directors authorized a $50 million share repurchase program. Since the inception of the new program, which became effective on September 14, 2005, we purchased and converted to treasury stock 1,064,382 shares of common stock at a cost of approximately $50 million. We consider several factors in determining when to make share repurchases including, among other things, our cash needs and the market price of the stock.

The following table presents the total number of shares repurchased during fiscal year 2005 by month and the average price paid per share:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share
November 1, 2005, through
November 30, 2005	832,917	$47.46
December 1, 2005, through
December 31, 2005	231,465	$45.08
Total Fiscal 2005	1,064,382	$46.95

We did not declare any cash dividends on our common stock in 2005 or 2004.

The information required by this item with respect to information regarding our equity compensation plans is included under the caption “Equity Compensation Plan Information” in our Proxy Statement related to the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 6. Selected Financial Data

(in thousands except per share data)	2005(a)	2004		2003(b)	2002(c)	2001
For the Year
Operating revenue	$8,741,557	$6,767,485		$3,068,616	$2,624,148	$2,505,070
Operating income	536,310	361,601		88,602	46,864	38,195
Losses (gains) on property disposals, net	(5,388)	(4,547)		(167)	425	(186)
Acquisition, executive severance, spin-off and reorganization charges	13,029	—		3,124	8,010	5,601
Interest expense	63,371	43,954		20,606	7,211	8,437
Assets backed securitization (“ABS”) facility charges	—	—		—	2,576	7,996
Income from continuing operations (after tax)	288,130	184,327		40,683	23,973	10,589
Net income (loss)	288,130	184,327		40,683	(93,902)	15,301
Depreciation and amortization expense	250,562	171,468		87,398	79,334	76,977
Net capital expenditures from continuing operations	256,435	164,289		99,134	82,830	81,435
Net cash from operating activities from continuing operations	497,677	435,718		155,736	25,808	12,189

At Year-End
Net property and equipment	2,205,792	1,422,718		1,403,268	564,976	559,532
Total assets	5,734,189	3,627,169		3,463,229	1,042,985	1,285,777
Long-term debt, less current portion	1,113,085	403,535		836,082	50,024	213,745
ABS facility(d)	374,970	—		71,500	50,000	141,500
Total debt, including ABS facility	1,488,055	657,935		909,339	124,285	361,526
Total shareholders’ equity	1,936,488	1,214,191		1,002,085	359,958	490,989

Measurements
Basic per share data:
Income from continuing operations	5.30	3.83		1.34	0.86	0.44
Net income (loss)	5.30	3.83		1.34	(3.35)	0.63
Average common shares outstanding – basic	54,358	48,149		30,370	28,004	24,376
Diluted per share data:
Income from continuing operations	5.07	3.75		1.33	0.84	0.43
Net income (loss)	5.07	3.75		1.33	(3.31)	0.62
Average common shares outstanding – diluted	56,905	49,174		30,655	28,371	24,679
Debt to capitalization	43.5%	35.1%		47.6%	25.7%	42.4%
Debt to capitalization, less cash	42.1%	31.2%		45.4%	21.0%	41.1%
Shareholders’ equity per share	33.80	24.66		20.97	12.17	19.75
Common stock price range:
High	63.40	56.49		36.96	32.21	27.57
Low	39.25	29.77		21.18	18.31	15.50

Other Data
Average number of employees	68,000	50,000		50,000 (e)	23,000	30,000
Operating ratio:
Yellow Transportation	92.5%	94.0%		95.7%	97.2%	97.8%
Roadway Express	93.7%	94.9%		—	—	—
Regional Transportation	94.5%	87.0	%(f)	—	—	—

(a)	Includes the results of all YRC Worldwide entities including USF entities from the date of acquisition, May 24, 2005.
(b)	Includes the results of all YRC Worldwide entities including Roadway Express and New Penn entities from the date of acquisition, December 11, 2003.
(c)	In 2002, we completed the spin-off of SCS Transportation, Inc. (“SCST”). Financial Summary data has been reclassified for all periods presented to disclose SCST as a discontinued operation.
(d)	Prior to December 31, 2002, the ABS facility was treated as a sale of assets and the sold receivables and related obligations were not reflected on the Consolidated Balance Sheets.
(e)	In 2003, prior to the acquisition of Roadway on December 11, 2003, we had an average of 25,000 employees.
(f)	Includes the results of New Penn only in 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See the introductory section immediately prior to “Part I” of this Annual Report on Form 10-K regarding these statements.

Overview

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. Our operating subsidiaries include the following:

•	Yellow Transportation, Inc. (“Yellow Transportation”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. Approximately 43% of Yellow Transportation shipments are completed in two days or less.

•	Roadway Express, Inc. (“Roadway Express”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through regionalized management and customer facing organizations. Approximately 30% of Roadway Express shipments are completed in two days or less. Roadway Express owns 100% of Reimer Express Lines Ltd. (“Reimer”), located in Canada, that specializes in shipments into, across and out of Canada.

•	YRC Regional Transportation, Inc. (“Regional Transportation”) is a holding company for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of New Penn Motor Express, Inc. (“New Penn”), USF Holland Inc., USF Reddaway Inc. and USF Bestway Inc., which provide regional, next-day ground services through a network of facilities located across the United States (“U.S.”); Quebec, Canada; Mexico and Puerto Rico. USF Glen Moore Inc., a provider of truckload services throughout the U.S, is also a subsidiary of Regional Transportation. Approximately 65% of Regional Transportation shipments are completed the next day or less.

•	Meridian IQ, Inc. (“Meridian IQ”) is a logistics company that plans and coordinates the movement of goods throughout the world that can provide customers a quick return on investment, more efficient supply-chain processes and a single source for transportation management solutions.

The following management’s discussion and analysis explains the main factors impacting our results of operations, liquidity and capital expenditures and the critical accounting policies of YRC Worldwide. This information should be read in conjunction with the accompanying financial statements and notes to the financial statements.

Our Operating Environment

We operate in a highly competitive environment, yet one where we believe the right value proposition for our customers permits us to recover our cost of capital over the business cycle. Over the last several years significant changes have occurred in our environment, including: consolidation and liquidation of LTL carriers; the increased presence of global, small package providers such as FedEx Corporation and United Parcel Service, Inc.; and increasing needs and demands of our customers. We continue to proactively address these changes through our focused strategy of being a global transportation services provider. Over the last few years, we have spun-off our wholly nonunion, regional carriers (SCS Transportation), raised substantial capital through an equity offering, expanded our service offerings, and completed multiple acquisitions of asset and non-asset-based companies. In 2003, we continued to implement our strategy, as we negotiated a five-year labor agreement with the International Brotherhood of Teamsters, completed another non-asset-based acquisition, and acquired Roadway Express. In 2005, we acquired USF Corporation and rationalized the service areas where many of the USF operating subsidiaries provided services through the shut down of USF Dugan. In 2005, we were especially focused on the synergy opportunities that the Roadway and Regional Transportation acquisitions presented, which effectively tripled our revenue, and meeting the demands of our customers during this strong economic period. During the latter part of 2005, a freight forwarding joint venture and logistics joint venture were finalized with a Chinese corporation. In early 2006, Yellow Roadway Corporation announced a name change to YRC Worldwide Inc. to reflect the fact that our services have expanded to encompass logistics as well as global, national and regional transportation. From a services perspective, we targeted our premium services revenue lines and will continue this focus in 2006, including the planned expansion of next-day offerings at Yellow Transportation.

We will continue to face challenges in the environment that we operate, primarily due to the changing competitive landscape and meeting our stakeholders’ demands. Specific economic areas that impact our ability to generate profits and cash flows include the levels of consumer spending, manufacturing and overall economic activity. We monitor these areas primarily through growth in real gross domestic product (“GDP”) and the industrial production index (“IPI”). Real GDP measures the value of goods and services produced in the U.S., excluding inflation, and the IPI measures the physical units and inputs into the U.S. production process. According to the St. Louis FREDII database, in 2005 real GDP decreased from a 3.6% annualized rate in the first six months of the year to a 2.6% annualized rate during the last six months of the year. In addition, the Federal Reserve G17 release states IPI grew at a 3.3% seasonally adjusted annualized rate in the first half of the year and slowed to a 2.0% annualized rate in the second half of the year. This growth was still strong enough to contribute to our increased profits from 2004 to 2005, as discussed in our “Results of Operations” section. We manage the impact of our customers’ spending, manufacturing and economic activity through, among others, pricing discipline, cost management programs, maintaining adequate debt capacity, investment in technology and continuous improvement programs. We continue to be well positioned in the transportation industry with a strong ability to take advantage of the positive economic conditions.

Acquisitions and Investments

USF Corporation

On May 24, 2005, YRC Worldwide completed the acquisition of USF Corporation (“USF”), headquartered in Chicago, IL, through the merger (the “Merger”) of a wholly owned subsidiary of YRC Worldwide with and into USF, resulting in USF becoming a wholly owned subsidiary of YRC Worldwide. USF, a leader in the transportation industry, specializes in high-value next-day, regional and national LTL transportation, third-party logistics, and premium regional and national truckload transportation. The company serves the North American market, including the United States, Canada and Mexico, as well as the U.S. territories of Puerto Rico and Guam under the following brands: USF Holland, USF Reddaway, USF Bestway, USF Glen Moore and USF Logistics. The acquisition further advances YRC Worldwide as one of the leading transportation services companies in the world. The combined entity offers customers a broad range of transportation services including next day, inter-regional, national and international capabilities.

Pursuant to the Merger, each share of common stock of USF was converted into the right to receive $29.25 in cash and 0.31584 shares of YRC Worldwide common stock resulting in consideration of approximately $835.4 million in cash and 9 million shares for a total purchase price of $1.3 billion. The purchase price also included approximately $14.2 million for investment banking, legal and accounting fees that YRC Worldwide incurred to consummate the acquisition, resulting in total cash consideration of $742.7 million, net of cash acquired. The cash portion of the merger consideration was financed with a combination of proceeds from the issuance of floating rate notes, borrowings under our ABS facility and cash on hand.

GPS Asia

In March 2005, Meridian IQ exercised and closed its option to purchase GPS Logistics Group Ltd., the Asian freight forwarding operations of GPS Logistics, Inc., and in turn, made a payment of $5.7 million ($3.2 million net of cash acquired). Under the terms of the purchase agreement, this payment was subject to subsequent upward and downward adjustments based on the financial performance of the Asia business through March 2007. Additional earn-out payments could have been required based on the financial performance of the Asia business during the period March 2007 to March 2009.

In January 2006 we paid an additional $11.1 million and issued a promissory note in the amount of $10.8 million representing a buyout of the earn out arrangements and potential purchase price adjustments related to GPS Logistics Group Ltd, the Asian operations of GPS Logistics, LLC. These amounts will be allocated to goodwill in the consolidated balance sheet.

JHJ

On September 1, 2005, the Company completed the purchase of a 50% equity interest in JHJ International Transportation Co., Ltd., (“JHJ”) a Shanghai, China-based freight forwarder, with a purchase price of $46 million including transaction costs. Included in the Meridian IQ segment, the Company accounts for it’s ownership in JHJ using the equity method of accounting.

Results of Operations

This section focuses on the highlights and significant items that impacted our operating results over the last three years. We will discuss the areas that caused material fluctuations and required specific evaluation by management. Our discussion will also explain the adjustments to operating income that management excludes when internally evaluating segment performance because the items are not related to the segments’ core operations. Please refer to our “Business Segments” note in “Item 8, Financial Statements and Supplementary Data,” for further discussion.

Yellow Transportation Results

Yellow Transportation represented approximately 39%, 47% and 92% of our consolidated revenue in 2005, 2004 and 2003, respectively. The table below provides summary information for Yellow Transportation for the three years ended December 31:

				Percent Change
(in millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Operating revenue	$3,421.3	$3,180.6	$2,811.9	7.6%	13.1%
Operating income	255.3	191.5	119.9	33.3%	59.7%
Adjustments to operating income(a)	(7.1)	(3.1)	19.0	n/m	n/m (b)
Adjusted operating income(c)	248.2	188.4	138.9	31.7%	35.6%
Operating ratio	92.5%	94.0%	95.7%	1.5pp	1.7pp (d)
Adjusted operating ratio	92.7%	94.1%	95.1%	1.4pp	1.0pp

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations (see discussion below).
(b)	Not meaningful.
(c)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.
(d)	Percentage points.

2005 compared to 2004

Yellow Transportation revenue increased by $240.7 million in 2005 compared to 2004 due to improving economic conditions, continued emphasis on premium services and meeting customer requirements and increased revenue from fuel surcharge. The fuel surcharge is common throughout our industry and represents an amount that we charge to customers that adjusts with changing fuel prices. We base our fuel surcharge on a published national index and adjust it weekly. Material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income. Fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require changes. We believe the distinction between base rates and fuel surcharge has been blurring over time and in the pricing continuum it has become difficult to clearly separate all the different factors that influence the price that our customers are willing to pay.

The two primary components of LTL revenue are volume, comprised of the number of shipments and the weight per shipment, and price, usually evaluated on a per hundred weight basis. In 2005, Yellow Transportation LTL tonnage decreased by 0.1% per day, and LTL revenue per hundred weight improved by 7.4% from 2004 ($22.89/cwt in 2005 versus $21.32/cwt in 2004).

Premium services, an integral part of our strategy to offer a broad portfolio of services and meet the increasingly complex transportation needs of our customers, continued to produce favorable operating results. Premium services at Yellow Transportation include, among others, Exact Express®, an expedited and time-definite ground service with a 100%

satisfaction guarantee; and Definite Delivery®, a guaranteed on-time service with constant shipment monitoring and notification. In 2005, Exact Express and Definite Delivery revenue continued to show double digit year-over-year growth. In February 2005, Yellow Transportation launched a new service offering, Standard Ground™ Service Improvement, more commonly known as next day service. The next day market is one of the fastest growing segments in the transportation industry, and our 2005 results for this service offering were in line with our internal projections.

Yellow Transportation operating income improved by $63.8 million or 33.3% in 2005 compared to 2004. Operating income increased due to higher revenue, including fuel surcharge revenue and margin, benefits from acquisition synergy activities and our continued ability to effectively balance volume and price. Increased wage and benefit rates, primarily contractual labor rates, and increased purchased transportation partially offset these improvements. A portion of this increase is due to the railroads discontinuing their business practice of providing us with rail-owned trailers for intermodal movement. This change led to leasing and purchasing additional trailers, making arrangements to get trailers repositioned and declining productivity over the last half of 2005. Despite this increase, operating expenses as a percentage of revenue decreased in 2005 by 1.5 percentage points compared to 2004, resulting in an operating ratio of 92.5%. Operating ratio refers to a common industry measurement calculated by dividing a company’s operating expenses by its operating revenue. In addition to the operating ratio, we evaluate our results based on incremental margins, or the change in operating income year-over-year divided by the change in revenue year-over-year. The incremental margin at Yellow Transportation from 2004 to 2005 was 24.8% after adjustments to operating income, as discussed below.

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

(in millions)	2005	2004	2003
Property gains	$(7.1)	$(3.1)	$(0.2)
Conforming accounting policies	—	—	17.5
Significant legal provision	—	—	1.7

Total adjustments to operating income	$(7.1)	$(3.1)	$19.0

2004 compared to 2003

Yellow Transportation revenue increased by $368.7 million in 2004 compared to 2003 due to improving economic conditions, continued emphasis on premium services and meeting customer requirements and increased revenue from fuel surcharge. In 2004, Yellow Transportation LTL tonnage increased by 5.6% per day, and LTL revenue per hundred weight improved by 5.3% from 2003.

Premium services contributed to revenue growth. In 2004, total Exact Express revenue increased by nearly 47%, and Definite Delivery revenue increased by nearly 5%, in each case, compared to 2003. Yellow Transportation also offers Standard Ground™ Regional Advantage, a high-speed service for shipments moving between 500 and 1,500 miles. Standard Ground Regional Advantage revenue represented nearly 23% of total Yellow Transportation revenue in 2004 and increased by nearly 15% from 2003. This service provides higher utilization of assets by use of more direct loading and bypassing intermediate handling at distribution centers.

Despite increases in contractual wages and benefits and purchased transportation rates, Yellow Transportation operating income improved by $71.6 million in 2004 compared to 2003. Operating income increased primarily as a result of higher volume, better yield, increased fuel surcharge revenue and margin, effective labor management and overall effective cost management including the realization of synergies associated with the Roadway acquisition. The strong operating income results highlight our continued ability to effectively balance volume and price. Purchased transportation (mostly rail) raised operating expenses by $31.4 million in 2004 from 2003. The increase resulted from a combination of higher volumes and increased rates. Operating expenses as a percentage of revenue decreased in 2004 by 1.7 percentage points compared to 2003, resulting in an operating ratio of 94.0%. The incremental margin at Yellow Transportation from 2004 to 2003 was 13.4% after adjustments to operating income.

Roadway Express Results

Roadway Express represented approximately 38% and 46% of our consolidated revenue for the years ended December 31, 2005 and 2004, respectively. The table below provides summary financial information for Roadway Express for the two years ended December 31:

(in millions)	2005	2004	2005 vs. 2004
Operating revenue	$3,321.1	$3,119.9	6.4%
Operating income	209.1	158.3	32.1%
Adjustments to operating income(a)	1.2	(1.4)	n/m (b)
Adjusted operating income(c)	210.3	156.9	34.0%
Operating ratio	93.7%	94.9%	1.2pp (d)
Adjusted operating ratio	93.7%	95.0%	1.3pp

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations (see discussion below).
(b)	Not meaningful.
(c)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.
(d)	Percentage points.

2005 compared to 2004

Roadway Express reported revenue of $3,321.1 million for 2005 compared to $3,119.9 million in 2004, an increase of $201.2 million or 6.4%. The increase is due primarily to slightly higher tonnage, improved LTL yield, growth in premium services and higher fuel surcharge revenue. Overall tonnage was up 0.1% compared to the previous year. Total LTL revenue per hundred weight increased 6.6% ($24.56/cwt in 2005 versus $23.03/cwt in 2004). LTL shipments were down 1.0% from the previous year, but weight per shipment increased 0.5% in the current year compared to 2004.

Premium services continue to be an integral part of our strategy to provide timely and relevant solutions to meet the ever changing needs of our customers. Roadway Express offers premium services including expedited ground, air and time-definite deliveries. Additionally, Roadway Express offers guaranteed service products including Time Critical ™ and Time Advantage ™. In 2005, total premium services revenue continued to show double digit year-over-year growth.

Roadway Express reported operating income of $209.1 million in 2005, an improvement of 32.1% or $50.8. million compared to the prior year. The reported operating ratio in 2005 was 93.7%, an improvement of 1.2 percentage points compared to 2004. The improvement in operating income and operating ratio was driven by improved yield, higher premium service revenue, fuel surcharge revenue and margin, lower incentive compensation and synergy benefits, partially offset by lower efficiencies and higher transportation costs.

On-going synergy efforts in the areas of maintenance, purchasing, operational process improvements, technology, legal and other administrative services have contributed significant savings.

Labor productivities improved during the fourth quarter of 2005, but despite these improvements, productivities for the full year were well behind levels experienced in 2004. Rail costs in 2005 were 6.6% higher than the previous year despite a decline in overall rail miles. The higher cost of rail was due primarily to higher rates, including fuel surcharge, and higher costs associated with repositioning empty trailers. Costs associated with vehicle rents and other purchased transportation were also higher due primarily to a 6.6% increase in road miles during 2005 as compared to the previous year.

For the year ended December 31, 2005, adjustments to operating income were $1.2 million and related primarily to gains and losses on the disposal of property. These disposals relate to a continued focus on operational effectiveness.

2004 compared to 2003

Roadway Express results were included in 2003 consolidated results only from the acquisition date of December 11, 2003 through December 31, 2003. Prior to the acquisition, Roadway Express operated using different accounting policies.

Therefore, conforming adjustments are needed for evaluating prior period results. In addition, prior to the acquisition date in 2003, Roadway Express results reflected asset and liability valuations prior to adjustments to fair market value as required in purchase accounting. For these reasons, management evaluated the segment’s results primarily based on a combination of sequential growth month over month, comparison versus plan, and comparison to adjusted 2003 results.

Roadway Express revenue increased by $165.8 million or 5.6% to $3,119.9 million in 2004 compared to adjusted 2003 due primarily to improving economic conditions, growth in premium services and increased revenue from fuel surcharge. Total tonnage, on a picked up basis, increased 2.2%, while LTL tonnage (shipments weighing less than 10,000 pounds) was flat compared to 2003. However, on a year-over-year sequential quarterly basis, Roadway experienced significant recovery in LTL tonnage, which constitutes over 90% of total revenue, as follows: first quarter 2.4%, second quarter 2.0%, third quarter 1.4% and fourth quarter 3.2%. This recovery reflects the refocused efforts of the Roadway team and particularly those of the sales organization, which was restructured at the end of 2003 and early 2004. In addition to the improved tonnage, Roadway Express LTL revenue per hundred weight increased 4.3% in 2004. Roadway Express represented approximately 46% of our consolidated revenue for 2004.

Roadway Express’ guaranteed service products, namely Time Critical TM Service and Time Advantage TM Service, continue to be an integral part of our focus to maintain and improve our ability to meet the needs of our customers. In 2004, total premium services revenue grew by 60% compared to 2003.

Operating income was $158.3 million for 2004. Roadway Express operating ratio was 94.9%, a 3.3 point improvement compared to an adjusted 98.2% in 2003. These results showed our ability and commitment to control cost throughout Roadway Express business, as well as reflected improved yield, improved volume during the later half of the year and increased fuel surcharge revenue and margin.

Acquisition synergy efforts have allowed combined efficiencies in information technology and in purchased transportation, insurance premiums, and other general office services. Other efforts included streamlining processes, utilizing technology improvements and reorganization of sales, operations and general office staff. Operating expenses were reduced as a percentage of revenue, despite revenue growth, through strict management controls and effective and efficient work systems. Improvements were made to efficiencies in service center operations in both dock and pickup and delivery. Cargo claims expense decreased 10.2% in 2004 while travel, entertainment, and other expenses were down 11.5% compared to 2003.

Workers’ compensation claims decreased 8.3% in 2004 compared to 2003, while workers compensation self insurance expenditures decreased 6.8%. Management remains committed to the continued reduction of lost time injuries through a safe and effective work environment. Depreciation and amortization increased $7.6 million through the amortization of intangible assets recognized due to the acquisition.

Property disposals in 2004 resulted in a net gain of $1.4 million for the year. These disposals were primarily for consolidation and relocation of terminals to reduce redundancy of operating facilities Management excludes the impact of gains and losses from the disposal of property as they reflect charges not related to the segment’s primary business.

Regional Transportation Results

Regional Transportation represented approximately 18% and 4% of our consolidated revenue in 2005 and 2004, respectively. This segment includes the results of New Penn and, effective May 24, 2005, the results of the LTL and truckload (“TL”)

operating companies of USF. The amounts presented below for 2004 include only the results of New Penn. The table below provides summary financial information for Regional Transportation for the two years ended December 31:

(in millions)	2005	2004	2005 vs. 2004
Operating revenue	$1,570.8	$260.6	n/m	(a)
Operating income	85.8	33.9	n/m
Adjustments to operating income(b)	8.8	—	n/m
Adjusted operating income(c)	94.6	33.9	n/m
Operating ratio	94.5%	87.0%	7.5pp	(d)
Adjusted operating ratio	94.0%	87.0%	7.0pp

(a)	Not meaningful.
(b)	Represents charges that management excludes when evaluating segment performance to better understand our core operations (see discussion below).
(c)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.
(d)	Percentage points.

2005 compared to 2004

Due to the acquisition date of May 24, 2005, USF results were not included in our 2004 results of operations, which make 2005 results more difficult to evaluate against prior periods. In 2004, Regional Transportation results reflected only those results related to the operations of New Penn. Due to the lack of comparability, management evaluates the segment’s results primarily based on a combination of sequential growth month over month and attainment of plan performance.

Regional Transportation reported revenue of $1,570.8 million for the year ended December 31, 2005 as compared to $260.6 million, for the year ended December 31, 2004. The increased revenue, including higher fuel surcharge revenue, is primarily attributed to the USF acquisition and sales growth initiatives. Regional Transportation companies also have fuel surcharge programs that are substantially similar to those of our other operating companies.

Regional Transportation reported operating income of $85.8 million for the year ended December 31, 2005 as compared to $33.9 million, for the year ended December 31, 2004. The current period operating income reflects the contribution from the USF acquisition, higher fuel surcharge revenue and margin and continued cost management. Included in this amount are $8.3 million of shut down and acquisition charges as well as $0.5 million of losses on fixed asset disposals. Regional Transportation reported a 2005 operating ratio of 94.5% compared to 87.0% in 2004 which included only the results of New Penn.

2004 compared to 2003

For 2004 and 2003, this segment consisted only of New Penn. New Penn increased revenue by $44.1 million or 20.4% to $260.6 million in 2004 compared to adjusted 2003. The primary reasons for this growth were revitalized sales efforts and closure of a major competitor in the Northeast region, where New Penn primarily operates, as well as favorable economic conditions. Total tonnage, on a picked up basis, increased 16.2%, with LTL tonnage increasing 15.4%. New Penn also experienced tonnage gains on a sequential quarter-over-quarter basis throughout the year as follows: first quarter 9.9%, second quarter 16.8%, third quarter 22.2% and fourth quarter 15.3%. New Penn LTL revenue per hundred weight increased 3.9% in 2004.

Operating income was $33.9 million with an accompanying operating ratio of 87.0%. New Penn was able to benefit from capacity utilization, particularly in line haul and city operations. This was accomplished along with matching staffing levels with tonnage and revenue growth to achieve effective and efficient operations. Amortization of intangible assets recognized due to the acquisition was $3.8 million in 2004. New Penn represented approximately 4% of our consolidated revenue for 2004. New Penn is a premium service carrier with 96% of its freight delivered next day and has historically maintained an on-time service ratio in excess of 98%.

2003 Roadway Express and New Penn Results

As Roadway Express and New Penn were only included in our results from the date of acquisition, December 11, through December 31, 2003, a detailed discussion of their results is not material to our 2003 results of operations. Roadway Express contributed $131.2 million in revenue and New Penn contributed $9.8 million in revenue for the period December 11 through December 31, 2003. Combined these entities segments reported an operating loss of $6.3 million during this same period mostly due to a combination of volume and pricing.

Meridian IQ Results

Meridian IQ represented approximately 5%, 3% and 4% of our consolidated revenue in 2005, 2004 and 2003, respectively. This segment includes the results of Meridian IQ and, effective May 24, 2005, the results of the USF Logistics group of entities (“USFL”). The amounts presented below for 2004 and 2003 include only the results of Meridian IQ. The table below provides summary financial information for Meridian IQ for the three years ended December 31:

				Percent Change
(in millions)	2005	2004	2003	2005 vs. 2004		2004 vs. 2003
Operating revenue	$447.6	$213.2	$120.3	n/m	(a)	77.3%
Operating income	15.2	3.7	0.3	n/m		n/m

(a)	Not meaningful.

2005 compared to 2004

Meridian IQ revenue increased by $234.4 million in 2005 over 2004. The significant increase in revenue resulted from a combination of recent acquisitions, with $167.7 million or 71.5% of the improvement attributable to USFL, and strong organic growth within Meridian IQ existing services. Operating income increased by $11.5 million in 2005 over 2004. The improved operating results are reflective of the increased revenue and scale. The USFL operations contributed $7.4 million of operating income for the year.

2004 compared to 2003

Meridian IQ revenue increased by $92.9 million or 77.3% in 2004. The significant increase in revenue resulted from a combination of organic growth within Meridian IQ existing services and recent acquisitions. Operating income increased by $3.4 million in 2004 over 2003. Increased revenue, partially offset by higher marketing costs, produced the improved operating results.

Consolidated Results

Our consolidated results include the results of each of the operating segments previously discussed and corporate charges for the entire periods presented. In 2005, consolidated results also included the results of USF from the date of acquisition, May 24, through December 31. In 2003, consolidated results also included the results of Roadway Express and New Penn and their subsidiaries from the date of acquisition, December 11, through December 31. As we have previously discussed the operating results of our segments, this section will focus on corporate charges and items that are evaluated on a consolidated basis.

The following table summarizes the Statement of Consolidated Operations for the three years ended December 31:

				Percent Change
(in millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Operating revenue	$8,741.6	$6,767.5	$3,068.6	29.2%	120.5%
Operating income	536.3	361.6	88.6	48.3%	308.1%
Nonoperating expenses, net	64.0	63.9	21.8	—%	193.1%
Net income	$288.1	$184.3	$40.7	56.3%	352.8%

2005 compared to 2004

Our consolidated revenue is reflective of increased revenue at all of our operating companies, the addition of the USF operating companies which contributed $1,453.9 million, increased fuel surcharge revenue and a strong economic environment. When compared to 2004 amounts, our consolidated revenue increased 29.2% with increases in premium services and an overall positive pricing environment.

Consolidated operating income of $536.3 million greatly exceeded 2004 operating income of $361.6 million. This improvement is due to a variety of factors including the addition of the USF operating companies which contributed $59.0 million, fuel surcharge revenue, the strong economy and our ability to capture cost synergies in excess of $150 million through our cost reduction program. Corporate expenses reflect increased salaries and benefits related to additional personnel within the corporate group to support our overall growth. These expenses were offset by a decrease in insurance expense and incentive compensation expense. Corporate expenses for 2005 also included approximately $0.7 million for acquisition-related charges and $4.0 million of executive severance charges.

Consolidated nonoperating expenses included interest expense of $63.4 million, an increase of $19.4 million from 2004 due to additional debt we issued to consummate the USF acquisition and the assumption of $250.0 million of senior notes issued by USF. The 2004 nonoperating expenses included a write-off of deferred debt costs of $18.3 million.

Our effective tax rate for 2005 was 39.0% compared to 38.1% for 2004. The increase in tax rate is primarily related to a change in the accounting treatment of Roadway Express deferred taxes established at the acquisition date of Roadway Express, and is not expected to impact our 2006 rate.

2004 compared to 2003

Our consolidated revenue is reflective of increased revenue at all of our operating companies due in part to a strong economic environment. When compared to pro forma 2003 amounts, our consolidated revenue increased 11% with strong increases in premium services and an overall positive pricing environment.

Consolidated operating income was $361.6 million in 2004. This improvement in 2004 is due to a variety of factors including the strong economy and our ability to capture cost synergies of approximately $50 million through our cost reduction program. Corporate expenses reflect increased performance incentive accruals related to our increased operating results and increased professional fees associated with the Sarbanes-Oxley Act of 2002 of $5.5 million and $2.6 million of fees associated with the exchange of our contingently convertible notes in December 2004. These expenses were offset by the absence of costs associated with sponsoring a trade conference that we have hosted periodically (approximately $4.0 million in 2003). Corporate expenses for 2003 also included approximately $2.7 million for acquisition-related charges, consisting mostly of marketing and promotional activities related to the Roadway acquisition.

Consolidated nonoperating expenses for 2004 included a write off of deferred debt issuance costs of $18.3 million resulting from our September 2004 debt refinancing. Additionally, nonoperating expenses for 2004 were unfavorably impacted by increased interest expense of $23.3 million due to the additional debt we issued to consummate the Roadway acquisition and the assumption of $225.0 million of senior notes issued by Roadway.

Our effective tax rate for 2004 was 38.1% compared to 39.1% for 2003. The lower tax rate resulted primarily from a favorable change in the relationship of non-deductible business expenses relative to our profit before tax offset by an increase in earnings attributable to states with higher rates.

Financial Condition

Liquidity

Our liquidity needs arise primarily from capital investment in new equipment, land and structures, and information technology, as well as funding working capital requirements. To provide short-term and longer-term liquidity, we maintain capacity under an $850 million unsecured bank credit agreement and a $650 million asset-backed securitization (“ABS”) agreement involving Yellow Transportation, Roadway Express, USF Holland and USF Reddaway accounts receivable. We believe these facilities, both of which are more fully described in the “Debt and Financing” note under “Item 8, Financial Statements and Supplementary Data”, provide adequate capacity to fund our current working capital and capital expenditure requirements.

The following table provides details of the outstanding components and available unused capacity under the current bank credit agreement and the ABS agreement at December 31:

(in millions)	2005	2004
Capacity:
Unsecured credit facility:
Revolving loan	$850.0	$500.0
ABS facility	650.0	450.0

Total capacity	1,500.0	950.0
Amounts outstanding:
Revolving loan	(45.0)	—
Letters of credit	(459.3)	(275.4)
ABS facility	(375.0)	—

Total outstanding	(879.3)	(275.4)

Available unused capacity	$620.7	$674.6

In accordance with the terms of the agreements, we must comply with certain financial covenants primarily relating to our leverage ratio and fixed charges coverage ratio. As of December 31, 2005, we were in compliance with all terms of the agreement.

Contingently Convertible Notes

The balance sheet classification of our contingently convertible notes between short-term and long-term is dependent upon certain conversion triggers, as defined. At December 31, 2005, the conversion triggers had not been met. Accordingly, based on the stated maturity date, this obligation has been classified as a long-term liability on the accompanying balance sheet.

Cash Flow Measurements

We use free cash flow as a measurement to manage working capital and capital expenditures. Free cash flow indicates cash available to fund additional capital expenditures, to reduce outstanding debt (including current maturities) or to invest in our growth strategies. This measurement is used for internal management purposes and should not be construed as a better measurement than net cash from operating activities as defined by generally accepted accounting principles. The following table illustrates our calculation for determining free cash flow for the years ended December 31:

(in millions)	2005	2004	2003
Net cash from operating activities	$497.7	$435.7	$155.7
Net property and equipment additions	(256.4)	(164.3)	(99.1)
Proceeds from stock options	11.2	15.9	4.7

Free cash flow	$252.5	$287.3	$61.3

Our decrease in free cash flow of $34.8 million from 2004 to 2005 resulted primarily from increases in net capital expenditures of $92.1 million, a decrease in proceeds from stock options of $4.7 million, offset by an increase in cash from operations of $62.0 million. Cash from operating activities increased due to an increase in net income of $103.8 million offset by a decrease in other working capital items of $74.0 million. Other working capital changes included increased wage and benefit obligations that approximated $98.0 million, increased other current and accrued liabilities and claims and insurance accruals of $28.9 million and an increase in other assets of $3.8 million, all of which is offset by the absence of a $41.4 million tax settlement in 2004 which did not recur in 2005 and a $25.0 million decrease in prepaids from 2004 to 2005.

Our additional free cash flow of $226.0 million from 2003 to 2004 resulted primarily from increases in net income of $143.6 million, lower payments on accounts payable of $13.0 million, an increase in other working capital items of $81.9 million and claims and other changes of $7.6 million, all of which are offset by an increase in accounts receivable of

$62.8 million, reflective of increased volume. Claims and other primarily represents increased pension and workers’ compensation accruals. Other working capital changes included increased wage and benefit obligations that approximated $102.9 million, which is offset by a $41.4 million Roadway tax deposit and a $28.0 million increase in prepaid tires. In addition, accrued income taxes created a fluctuation of $45.3 million between 2004 and 2003 due to improved operating results in 2004 and a reduction in the effective tax rate.

Other items considered in evaluating free cash flow include net property and equipment additions and proceeds from exercise of stock options. In 2005, net property and equipment additions increased by $92.1 million, mostly due to the inclusion of USF activity at Regional Transportation consisting of $63.7 million. Net capital expenditures in 2005 at Yellow Transportation decreased by $16.4 million from 2004, at Roadway Express increased by $9.1 million, at Meridian IQ increased by $9.3 million and at corporate increased by $26.4 million, which includes new technology equipment. In 2004, net property and equipment additions increased by $65.2 million mostly due to the inclusion of Roadway Express and New Penn activity, consisting of $49.1 million investment in revenue equipment and $16.7 million investment in technology equipment and software. Our proceeds received from exercise of stock options decreased by $4.7 million in 2005 from 2004. Our proceeds received from exercise of stock options increased by $11.2 million in 2004 from 2003.

Other than property and equipment activity discussed above, cash used in investing activities also relates to the acquisition of companies, with a majority of the cash in 2005 being used for the acquisition of USF of $742.7 million and our investment in JHJ of $46 million. In 2004 we utilized $10.5 million for the acquisition of GPS Logistics (EU) Limited.

Net cash provided by (used in) financing activities was $522.5 million, ($234.1) million, and $503.2 million for the years ended December 31, 2005, 2004 and 2003. The 2005 activity is primarily the result of $375.0 million of ABS borrowings and $190.6 million additional debt issuance of which $150.0 million was provided by the bonds issued in relation to the USF acquisition. Additionally, the company repurchased treasury stock of $50.0 million and received proceeds from the exercise of common stock options of $11.2 million. The $234.1 million of cash used in financing activities in 2004, is primarily a result of debt pay down of $175.0 million and a decrease in our net ABS borrowings of $71.5 million offset by $15.9 million of cash proceeds received from the exercise of common stock options. The $503.2 million cash provided by financing activities in 2003 was related to the issuance of debt in conjunction with the acquisition of Roadway and other option activity discussed above.

We currently use cash generated from operations to fund capital expenditures, repay debt and fund working capital requirements. We expect that future cash requirements will principally be the same.

Capital Expenditures

Our capital expenditures focus primarily on the replacement of revenue equipment, land and structures, additional investments in information technology and acquisitions. As reflected on our Consolidated Balance Sheets, our business is capital intensive with significant investments in service center facilities and a fleet of tractors and trailers. We determine the amount and timing of capital expenditures based on numerous factors, including anticipated growth, economic conditions, new or expanded services, regulatory actions and availability of financing. Our philosophy continues to be consistent funding of capital expenditures even during economic downturns while still generating free cash flow. The acquisitions of Roadway and USF did not change our capital expenditures philosophy from previous years, given the similarity of our operations. However, as we expected, our capital expenditures increased significantly due to both acquisitions.

The table below summarizes our actual net capital expenditures by type for the years ended December 31:

(in millions)	2005	2004	2003
Revenue equipment	$180.4	$118.6	$62.0
Land, structures and technology	76.0	45.7	37.2

Total before acquisition of companies	256.4	164.3	99.2
Acquisition of companies	753.9	10.5	513.3

Total net capital expenditures	$1,010.3	$174.8	$612.5

Capital expenditures for 2005 reflect the inclusion of $63.7 million net expenditures of USF activity at Regional Transportation as discussed above in the “Liquidity” section and the cash portion of the USF acquisition of $742.7 million. Capital expenditures for 2004 reflect the inclusion of $66.4 million net expenditures of Roadway LLC as discussed above in the

“Liquidity” section and Meridian IQ’s acquisition of GPS Logistics (EU) Limited. Capital expenditures for 2003 included the cash portion of the Roadway acquisition for a total of $513 million. We expect 2006 gross capital spending to approximate $450 to $475 million, including about $290 million for revenue equipment and approximately $85 million for technology. We also expect $25 to $30 million in proceeds from the disposition of real estate in 2006. We believe our financial condition and access to capital, as they exist today, are adequate to fund our anticipated capital expenditures and future growth opportunities.

Our expectation regarding our ability to fund capital expenditures out of existing financing facilities and cash flow is only our forecast regarding this matter. This forecast may be substantially different from actual results. In addition to the factors previously described in the Forward-Looking Statements section, the following factors could affect levels of capital expenditures: the accuracy of our estimates regarding our spending requirements; the occurrence of any unanticipated acquisition opportunities; changes in our strategic direction; the need to spend additional capital on synergy opportunities; the need to replace any unanticipated losses in capital assets and our ability to dispose of excess real estate at our anticipated sales price.

Nonunion Pension Obligations

We provide defined benefit pension plans for certain employees not covered by collective bargaining agreements. The two largest plans are the qualified plans for Yellow Transportation and Roadway Express. The Yellow Transportation qualified plan covers approximately 4,000 employees and the Roadway Express qualified plan covers approximately 5,000 employees. On January 1, 2004, the existing qualified benefit plans were closed to new participants. All new U.S. – salaried nonunion employees (except those currently participating in other profit sharing plans) and all Meridian IQ employees now participate in a defined contribution retirement plan.

We expect pension funding and expense to remain an area of management focus over the next several years. Given the dependence on the economy and the significant amounts involved, pension funding could have a material impact on our liquidity. Using our current plan assumptions, which include an assumed 8.75% return on assets and discount rate of 5.75%, we either recorded or expect to record the following for the Yellow Transportation and Roadway Express qualified plans. Due to the impact of economic conditions on the Company’s plan assumptions, it is reasonably possible that such assumptions may change in the near term and that such changes could materially impact amounts recorded or expected to be recorded in the consolidated financial statements.

(in millions)	Cash Funding	Pension Expense	Increase in Shareholders’ Equity, net of tax	Under Funded Status at December 31
2005 Actual	$49.0	$57.1	$3.6	$380.5
2006 Expected	66.1	56.5	9.3	356.0
2007 Expected	66.1	51.8	9.5	326.8

Our actual 2005 pension expense of $57.1 million was slightly higher than the $56.0 million we estimated at December 31, 2004 due to variations in demographic experience in 2005.

The above discussion includes forward-looking statements as indicated by “expect” and “estimate” and the actual results may be materially different. Factors that affect these results include actual return on plan assets and discount rate changes among others.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of December 31, 2005. Most of these obligations and commitments have been discussed in detail either in the preceding paragraphs or the notes to the financial statements. The tables do not include expected pension funding as disclosed separately in the previous section.

Contractual Cash Obligations

	Payments Due by Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Balance sheet obligations:
ABS borrowings	$375.0	$—	$—	$—	$375.0
Long-term debt including interest	65.8	505.6	364.1	628.3	1,563.8
Off balance sheet obligations:
Operating leases	106.5	136.0	58.4	14.7	315.6	(a)
Capital expenditures	61.6	—	—	—	61.6

Total contractual obligations	$608.9	$641.6	$422.5	$643.0	$2,316.0

(a)	The net present value of operating leases, using a discount rate of 10%, was $292.0 million at December 31, 2005.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Available line of credit	$—	$—	$521.0	$—	$521.0
Letters of credit	459.3	—	—	—	459.3
Lease guarantees for SCST	1.2	1.2	—	—	2.4
Surety bonds	75.6	1.4	—	—	77.0

Total commercial commitments	$536.1	$2.6	$521.0	$—	$1,059.7

Our outstanding letters of credit at December 31, 2005 included $2.6 million for workers’ compensation, property damage and liability claims against SCST. We agreed to maintain the letters of credit outstanding at the spin-off date until SCST obtained replacement letters of credit or third party guarantees. SCST agreed to use its reasonable best efforts to obtain these letters of credit or guarantees, which in many cases would allow us to obtain a release of our letters of credit. SCST also agreed to indemnify us for any claims against the letters of credit that we provide. SCST reimburses us for all fees incurred related to the remaining outstanding letters of credit. We also provided a guarantee of $2.4 million regarding certain lease obligations of SCST.

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

For shipments in transit, Yellow Transportation, Roadway Express and Regional Transportation record revenue based on the percentage of service completed as of the period end and accrue delivery costs as incurred. In addition, Yellow Transportation, Roadway Express and Regional Transportation recognize revenue on a gross basis because the entities are the primary obligors even when they use other transportation service providers who act on their behalf. Yellow Transportation,

Roadway Express and Regional Transportation remain responsible to their customers for complete and proper shipment, including the risk of physical loss or damage of the goods and cargo claims issues. Meridian IQ recognizes revenue upon the completion of services. In certain logistics transactions where Meridian IQ acts as an agent, revenue is recorded on a net basis. Net revenue represents revenue charged to customers less third party transportation costs. Where Meridian IQ acts as principal, it records revenue from these transactions on a gross basis, without deducting transportation costs. Management believes these policies most accurately reflect revenue as earned. Our revenue-related reserves involve three primary estimates: shipments in transit, rerate reserves and uncollectible accounts.

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

Rerate Reserves

At various points throughout our process, incorrect ratings could be identified based on many factors, including weight verifications or updated customer discounts. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. We accrue a reserve for rerating based on historical trends. At December 31, 2005 and 2004, our financial statements included a rerate reserve of $35.9 million and $25.1 million, respectively. The increase in the rerate reserve from 2004 to 2005 resulted primarily from the inclusion of USF companies in 2005.

Uncollectible Accounts

We record an allowance for doubtful accounts primarily based on historical uncollectible amounts. We also take into account known factors surrounding specific customers and overall collection trends. Our process involves performing ongoing credit evaluations of customers, including the market in which they operate and the overall economic conditions. We continually review historical trends and make adjustments to the allowance for doubtful accounts as appropriate. Our allowance for doubtful accounts totaled $32.0 million and $22.4 million as of December 31, 2005 and 2004, respectively. The increase in the allowance for doubtful accounts from 2004 to 2005 resulted primarily from the inclusion of USF companies in 2005.

Claims and Insurance

We are self-insured up to certain limits for workers’ compensation, cargo loss and damage, property damage and liability claims. We measure the liabilities associated with workers’ compensation and property damage and liability claims primarily through actuarial methods that an independent third party performs. Actuarial methods include estimates for the undiscounted liability for claims reported, for claims incurred but not reported and for certain future administrative costs. These estimates are based on historical loss experience and judgments about the present and expected levels of costs per claim and the time required to settle claims. The effect of future inflation for costs is implicitly considered in the actuarial analyses. Actual claims may vary from these estimates due to a number of factors, including but not limited to, accident frequency and severity, claims management, changes in healthcare costs and overall economic conditions. We discount the actuarial calculations to present value based on the U.S. Treasury rate, at the date of occurrence, for maturities that match the expected payout of the liabilities. As of December 31, 2005 and 2004, we had $448.6 million and $320.8 million accrued for claims and insurance. The increase in claims and insurance from 2004 to 2005 resulted primarily from the inclusion of USF companies in 2005.

Pension

With the exception of Meridian IQ, Regional Transportation and Reimer, YRC Worldwide and its operating subsidiaries sponsor qualified and nonqualified defined benefit pension plans for most employees not covered by collective bargaining agreements. Meridian IQ and Regional Transportation do not offer defined benefit pension plans and instead offer retirement benefits through either contributory 401(k) savings plans or profit sharing plans. Effective January 1, 2004, the existing YRC Worldwide qualified defined benefit plans were closed to new participants, and all new U.S. – salaried nonunion employees

(except those currently participating in other profit sharing plans) and all Meridian IQ employees participate in a defined contribution retirement plan. We account for pension benefits using actuarial methods based on numerous estimates, including employee turnover, mortality and retirement ages, expected return on plan assets, discount rates, and future salary increases. The most critical of these factors, due to their potential impact on pension cost, are discussed in more detail below.

Return on Plan Assets

The assumption for expected return on plan assets represents a long-term assumption of our portfolio performance that can impact our pension expense and our minimum liability. With $704 million of plan assets for the Yellow Transportation and Roadway Express qualified plans, a 50-basis-point decrease in the assumption for expected rate of return on assets would increase annual pension expense by approximately $3.3 million and would decrease our minimum liability reflected in shareholders’ equity by approximately $1.1 million, net of tax.

We believe our 2005 expected rate of return of 8.75% is appropriate based on our historical experience in this investment portfolio as well as a review of other objective indices. Although plan investments are subject to short-term market volatility, we believe they are well diversified and closely managed. Our asset allocation as of December 31, 2005 consisted of 60% equities, 30% in debt securities, 5% in real estate, and 5% in other investments. This allocation is consistent with the long-term asset allocation for the plans. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately. Refer to our discussion of “Nonunion Pension Obligations” under the “Financial Condition” section for details of actual and anticipated pension charges.

Discount Rate

The discount rate refers to the interest rate used to discount the estimated future benefit payments earned to their present value, also referred to as the benefit obligation. The discount rate allows us to calculate what it would cost to settle the pension obligations as of the measurement date, December 31, and impacts the following year’s pension cost. We determine the discount rate by choosing a portfolio of high quality (those rated AA- or higher by Standard & Poors) non-callable bonds such that the coupons and maturities approximate our expected benefit payments. When developing the bond portfolio, there are some years when benefit payments are expected with no corresponding bond maturing. In these instances, we estimated the appropriate bond by interpolating yield characteristics between the bond maturing in the immediately proceeding year and the bond maturing in the next available year.

Although the discount rate used requires little judgment, changes in the discount rate can significantly impact our pension cost. For example, a 50-basis-point decrease in our discount rate would increase annual pension expense by approximately $10.0 million and increase our minimum liability reflected in shareholders’ equity by approximately $20.5 million, net of tax, assuming all other factors remain constant. Changes in the discount rate do not have a direct impact on cash funding requirements. The discount rate can fluctuate considerably over periods depending on overall economic conditions that impact long-term corporate bond yields. At December 31, 2005 and 2004, we used a discount rate of 5.75%.

Future Salary Increases

We make assumptions of future salary increases for plan participants based on general inflation and cost of living expectations. As pension benefits are based on participants’ earned wages, estimated levels of our future performance also factor into the calculation. We believe these increases require less judgment than other pension estimates but can have a significant impact on our future pension expense. Our 2005 assumed rate of future annual increases of 3.8% represents a weighted average of the Yellow and Roadway plans and reflects the recent experience of both plans.

Gains and Losses

Gains and losses occur due to changes in the amount of either the projected benefit obligation or plan assets from experience different than assumed and from changes in assumptions. We recognize an amortization of the unrecognized net gain or loss as a component of net pension cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds ten percent of the greater of the benefit obligation or the market-related value of plan assets. If an amortization is required, it equals the amount of unrecognized net gain or loss that exceeds the ten percent corridor, amortized over the average remaining service period of active employees.

As of year end 2005, the pension plans have an unrecognized net loss of $176 million and a projected benefit obligation of $1,111 million. The average remaining service period is approximately 12 years. For 2006, we expect to amortize approximately $10.1 million. The comparable amounts for 2005 and 2004 were $10.7 million and $5.5 million, respectively.

Multi-Employer Pension Plans

Yellow Transportation, Roadway Express, New Penn, USF Bestway, USF Holland and USF Reddaway contribute to approximately 20 separate multi-employer pension plans for employees that our collective bargaining agreements cover (approximately 72% of total YRC Worldwide employees). The largest of these plans, the Central States Southeast and Southwest Areas Pension Plan (the “Central States Plan”), provides retirement benefits to approximately 37% of our total employees. Our labor agreements with the IBT determine the amounts of these contributions. The pension plans provide defined benefits to retired participants. We recognize as net pension cost the contractually required contribution for the period and recognize as a liability any contributions due and unpaid. We do not directly manage multi-employer plans. The trusts covering these plans are generally managed by trustees, half of whom the IBT appoints and half of whom various contributing employers appoint.

Under current law regarding multi-employer pension plans, a termination, withdrawal or significant partial withdrawal from any multi-employer plan in an under-funded status would render us liable for a proportionate share of the multi-employer plans’ unfunded vested liabilities. This potential unfunded pension liability also applies to other contributing employers, including our unionized competitors who contribute to multi-employer plans. The plan administrators and trustees do not routinely provide us with current information regarding the amount of each multi-employer pension plan’s funding. However, based on publicly available information, which is often dated, and on the limited information available from plan administrators or plan trustees, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal or termination from all of the multi-employer pension plans to which we contribute would be in a range from $2.5 billion to $3.5 billion. Yellow Transportation, Roadway Express and the applicable subsidiaries of Regional Transportation have no current intention of taking any action that would subject us to withdrawal obligations. If the company did incur withdrawal liabilities, those amounts would generally be payable over periods of up to 20 years.

The Internal Revenue Code and related regulations establish minimum funding requirements for multi-employer pension plans. The funding status of these plans is determined by the number of participating active and retired employees, the number of contributing employers, the amount of each employer’s contractual contribution requirements, the investment returns of the plans, plan administrative costs, the number of employees and retirees participating in the plan who no longer have a contributing employer, the discount rate used to determine the funding status and the actuarial attributes of plan participants (such as age, estimated life and number of years until retirement). If any of our multi-employer pension plans fails to meet minimum funding requirements and the trustees of the plan are unable to obtain from the IRS certain changes to or a waiver of the requirements in how the applicable plan calculates its funding levels or reduce pension benefits to a level where the requirements are met, the IRS could impose an excise tax on all employers participating in these plans. These excise taxes are not contributed to the deficient funds, but rather are deposited in the United States general treasury funds. To avoid these taxes, contributions in excess of our contractually agreed upon rates could be required to correct the funding deficiency. If the IRS imposed an excise tax on the participating employers or we pay additional contributions in amounts sufficient to avoid the tax, either of these actions could have a material adverse impact on the financial results of YRC Worldwide.

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

Management completed impairment analyses on both goodwill and indefinite life intangibles in the fourth quarter of 2005. These tests were performed internally. As of December 31, 2005 no impairment existed.

New Accounting Pronouncements

SFAS No. 123 (Revised 2004), Share-Based Payment

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS No. 123R as of January 1, 2006, the beginning of our fiscal year and intend to use the modified-prospective-transition method, as defined therein. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. We do not expect SFAS No. 123R to have a material effect on our financial statements.

Outlook

Economists expect continued growth in capital spending in 2006, underpinned by high returns on capital, rising business confidence, healthy balance sheets and still favorable financing conditions. As the U.S. dollar continues to depreciate in the international market, economists expect U.S. exports to rise and be supportive of economic growth. Our economic assumptions also include year-over-year gains in the industrial production index and real gross domestic product of 3.0 - 3.5%; a positive for our industry. Management expects stable LTL pricing trends to continue during the upcoming year. We will continue to focus on achieving synergies available to us as a result of our combined organization. With our significant operating leverage, we are well positioned to take advantage of continued economic strength.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Position

We have exposure to a variety of market risks, including the effects of interest rates, foreign exchange rates and fuel prices.

Interest Rate Risk

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we historically utilized both fixed rate and variable rate financial instruments with varying maturities. At December 31, 2005, we had approximately 60% of our outstanding debt at fixed rates. If interest rates for our variable rate long-term debt had averaged 10% more during the year, our interest expense would have increased, and income before taxes would have decreased by $2.5 million for the year ended December 31, 2005.

The table below provides information regarding our interest rate risk related to fixed-rate debt as of December 31, 2005. Principal cash flows are stated in millions and weighted average interest rates are by contractual maturity. The fair values of our Roadway senior notes, USF senior notes and contingent convertible senior notes have been calculated based on the quoted market prices at December 31, 2005. The market price for the contingent convertible senior notes reflects the combination of debt and equity components of the convertible instrument.

(in millions)	2006	2007	2008	2009	2010	Thereafter	Total	Fair value
Fixed-rate debt	$—	$—	$227.5	$101.0	$156.0	$400.0	$884.5	$1,055.0
Average interest rate	—	—	8.22%	6.50%	8.41%	4.39%

Foreign Exchange Rates

Revenue, operating expenses, assets and liabilities of our Canadian, Mexican, Asian and United Kingdom subsidiaries are denominated in local currencies, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not material to our consolidated financial position or results of operations. During 2005 we entered into a foreign currency hedge which matured December 31, 2005. This instrument was to effectively hedge our exposure to foreign currency fluctuations on certain intercompany debt with GPS Logistics (EU) Limited, a wholly owned subsidiary. It is expected that we will continue to hedge this exposure in 2006.

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

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(in thousands except per share data)	December 31, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$82,361	$106,489
Accounts receivable, less allowances of $31,999 and $22,371	1,164,383	778,596
Fuel and operating supplies	31,499	20,916
Deferred income taxes, net	104,591	66,496
Prepaid expenses	94,798	80,944

Total current assets	1,477,632	1,053,441

Property and Equipment:
Land	502,279	336,613
Structures	1,090,935	916,550
Revenue equipment	1,562,130	1,067,663
Technology equipment and software	229,209	181,444
Other	222,862	170,019

	3,607,415	2,672,289
Less – accumulated depreciation	(1,401,623)	(1,249,571)

Net property and equipment	2,205,792	1,422,718

Goodwill	1,230,781	632,141
Intangibles, net	713,677	468,310
Other assets	106,307	50,559

Total assets	$5,734,189	$3,627,169

Liabilities and Shareholders’ Equity
Current Liabilities:
Checks outstanding in excess of bank balances	$130,128	$112,917
Accounts payable	263,806	194,172
Wages, vacations and employees’ benefits	522,882	427,731
Claims and insurance accruals	201,279	124,060
Other current and accrued liabilities	171,709	86,459
Asset backed securitization (“ABS”) borrowings	374,970	—
Current maturities of contingently convertible notes	—	250,000
Current maturities of other long-term debt	—	4,400

Total current liabilities	1,664,774	1,199,739

Other Liabilities:
Long-term debt, less current portion	1,113,085	403,535
Deferred income taxes, net	387,220	319,839
Claims and other liabilities	632,622	489,865
Commitments and Contingencies
Shareholders’ Equity:
Common stock, $1 par value per share – authorized 120,000 shares, issued 60,450 and 51,303 shares	60,450	51,303
Preferred stock, $1 par value per share – authorized 5,000 shares, none issued	—	—
Capital surplus	1,172,139	694,504
Retained earnings	838,614	550,484
Accumulated other comprehensive loss	(27,610)	(33,159)
Unamortized equity awards	(17,485)	(10,479)
Treasury stock, at cost (3,158 and 2,066 shares)	(89,620)	(38,462)

Total shareholders’ equity	1,936,488	1,214,191

Total liabilities and shareholders’ equity	$5,734,189	$3,627,169

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands except per share data)	2005	2004	2003
Operating Revenue	$8,741,557	$6,767,485	$3,068,616

Operating Expenses:
Salaries, wages and employees’ benefits	5,111,113	4,172,144	1,970,440
Operating expenses and supplies	1,438,426	1,011,864	449,825
Purchased transportation	991,157	752,788	318,176
Depreciation and amortization	250,562	171,468	87,398
Other operating expenses	406,348	302,167	151,218
Gains on property disposals, net	(5,388)	(4,547)	(167)
Acquisition and executive severance charges	13,029	—	3,124

Total operating expenses	8,205,247	6,405,884	2,980,014

Operating income	536,310	361,601	88,602

Nonoperating (Income) Expenses:
Interest expense	63,371	43,954	20,606
Interest income	(3,506)	(2,080)	(1,706)
Write off debt issuance costs	—	18,279	—
Other	4,182	3,785	2,888

Nonoperating expenses, net	64,047	63,938	21,788

Income Before Income Taxes	472,263	297,663	66,814
Income Tax Provision	184,133	113,336	26,131

Net Income	288,130	184,327	40,683

Weighted Average Common Shares Outstanding - Basic	54,358	48,149	30,370
Weighted Average Common Shares Outstanding - Diluted	56,905	49,174	30,655

Basic Earnings Per Share	$5.30	$3.83	$1.34

Diluted Earnings Per Share	$5.07	$3.75	$1.33

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands except per share data)	2005	2004	2003
Operating Activities:
Net income	$288,130	$184,327	$40,683
Noncash items included in net income:
Depreciation and amortization	250,562	171,468	87,398
Deferred debt issuance cost write off	—	18,279	—
Deferred income tax provision, net	52,600	17,996	25,767
Gains on property disposals, net	(5,388)	(4,547)	(167)
Changes in assets and liabilities, net:
Accounts receivable	(68,395)	(70,230)	(7,430)
Accounts payable	(13,185)	34,284	21,294
Other working capital items	(32,112)	41,865	(40,053)
Claims and other	21,262	30,792	23,189
Other	4,203	11,484	5,055

Net cash provided by operating activities	497,677	435,718	155,736

Investing Activities:
Acquisition of property and equipment	(304,718)	(201,818)	(103,327)
Proceeds from disposal of property and equipment	48,283	37,529	4,193
Acquisition of companies	(753,892)	(10,463)	(513,338)
Investment in affiliate	(46,043)	—	—
Other	12,075	4,494	—

Net cash used in investing activities	(1,044,295)	(170,258)	(612,472)

Financing Activities:
Senior secured credit facility	—	—	175,000
ABS borrowings, net	374,970	(71,500)	21,500
Issuance of long-term debt	190,561	—	400,000
Debt issuance costs	(4,245)	(2,938)	(34,734)
Repayment of long-term debt	—	(175,044)	(60,342)
Treasury stock purchases	(49,999)	—	(2,921)
Proceeds from exercise of stock options	11,203	15,859	4,685
Other	—	(514)	—

Net cash (used in) provided by financing activities	522,490	(234,137)	503,188

Net Increase (Decrease) In Cash and Cash Equivalents	(24,128)	31,323	46,452
Cash and Cash Equivalents, Beginning of Year	106,489	75,166	28,714

Cash and Cash Equivalents, End of Year	$82,361	$106,489	$75,166

Supplemental Cash Flow Information:
Income taxes paid, net	$100,354	$85,316	$15,957
Interest paid	62,145	59,044	13,498
Issuance of common stock for Roadway acquisition	—	—	583,883
Issuance of common stock for USF acquisition	448,125	—	—
Employer 401(k) contributions settled in common stock	8,332	10,628	—

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands except per share data)	2005	2004	2003
Common Stock
Beginning balance	$51,303	$50,146	$31,825
Exercise of stock options	368	766	279
Issuance of equity awards, net	23	428	—
Issuance of common stock for acquisition	9,020	—	18,038
Employer contribution to 401(k) plan	138	—	—
Other	(402)	(37)	4

Ending balance	60,450	51,303	50,146

Capital Surplus
Beginning balance	694,504	653,739	80,610
Exercise of stock options, including tax benefits	10,836	19,634	5,749
Issuance of equity awards, net	19,927	16,162	—
Issuance of common stock for acquisition	439,105	—	565,845
Employer contribution to 401(k) plan	7,767	4,867	—
Equity offering and other	—	102	1,535

Ending balance	1,172,139	694,504	653,739

Retained Earnings
Beginning balance	550,484	366,157	325,474
Net income	288,130	184,327	40,683

Ending balance	838,614	550,484	366,157

Accumulated Other Comprehensive Loss
Beginning balance	(33,159)	(23,167)	(35,596)
Minimum pension liability adjustment	3,371	(16,761)	10,548
Foreign currency translation adjustments	2,178	6,769	386
Fair value of interest rate swaps	—	—	1,495

Ending balance	(27,610)	(33,159)	(23,167)

Unamortized Equity Awards
Beginning balance	(10,479)	(567)	(1,053)
Issuance of equity awards, net	(17,896)	(16,128)	—
Amortization of equity awards	10,890	6,216	486

Ending balance	(17,485)	(10,479)	(567)

Treasury Stock, At Cost
Beginning balance	(38,462)	(44,223)	(41,302)
Treasury stock purchases	(49,999)	—	(2,921)
Employer contribution to 401(k) plan	427	5,761	—
Forfeited equity awards	(1,586)	—	—

Ending balance	(89,620)	(38,462)	(44,223)

Total Shareholders’ Equity	$1,936,488	$1,214,191	$1,002,085

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF COMPREHENSIVE INCOME

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands except per share data)	2005	2004	2003
Net income	$288,130	$184,327	$40,683
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	3,371	(16,761)	10,548
Foreign currency translation adjustments	2,178	6,769	386
Fair value of interest rate swaps	—	—	1,495

Other comprehensive income (loss)	5,549	(9,992)	12,429

Comprehensive income	$293,679	$174,335	$53,112

The notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

YRC Worldwide Inc. and Subsidiaries

Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. The Company adopted the name YRC Worldwide in January 2006 to reflect the fact that its services have expanded to encompass logistics as well as global, national and regional transportation. Our operating subsidiaries include the following:

•	Yellow Transportation, Inc. (“Yellow Transportation”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. Approximately 43% of Yellow Transportation shipments are completed in two days or less.

•	Roadway Express, Inc. (“Roadway Express”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through regionalized management and customer facing organizations. Approximately 30% of Roadway Express shipments are completed in two days or less. Roadway Express owns 100% of Reimer Express Lines Ltd. (“Reimer”), located in Canada, that specializes in shipments into, across and out of Canada.

•	YRC Regional Transportation, Inc. (“Regional Transportation”) is a holding company for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of New Penn Motor Express, Inc. (“New Penn”), USF Holland Inc., USF Reddaway Inc. and USF Bestway Inc., which provide regional, next-day ground services through a network of facilities located across the United States (“U.S.”); Quebec, Canada; Mexico and Puerto Rico. USF Glen Moore Inc., a provider of truckload services throughout the U.S., is also a subsidiary of Regional Transportation. Approximately 65% of Regional Transportation shipments are completed the next day or less.

•	Meridian IQ is a global logistics management company that plans and coordinates the movement of goods worldwide to provide customers a single source for logistics management solutions. Meridian IQ delivers a wide range of global logistics management services, with the ability to provide customers improved return-on-investment results through flexible, fast and easy-to-implement logistics services and technology management solutions.

Principles of Consolidation and Summary of Accounting Policies

The accompanying consolidated financial statements include the accounts of YRC Worldwide Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in non-majority owned affiliates where the entity is either not a variable interest entity or YRC Worldwide is not the primary beneficiary are accounted for on the equity method. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

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

At December 31, 2005, approximately 72% of our labor force is subject to collective bargaining agreements that generally expire in 2008.

Revenue Recognition

For shipments in transit, Yellow Transportation, Roadway Express and Regional Transportation record revenue based on the percentage of service completed as of the period end and accrue delivery costs as incurred. In addition, Yellow Transportation, Roadway Express and Regional Transportation recognize revenue on a gross basis because the entities are the primary obligors even when they use other transportation service providers who act on their behalf. Yellow Transportation, Roadway Express and Regional Transportation remain responsible to their customers for complete and proper shipment, including the risk of physical loss or damage of the goods and cargo claims issues. We assign pricing to bills of lading at the time of shipment based primarily on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. At various points throughout our process, incorrect ratings could be identified based on many factors, including weight verifications or updated customer discounts. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. We accrue a reserve for rerating based on historical trends.

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

Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires companies to recognize all derivative financial instruments as either assets or liabilities at their fair value. During 2005, we entered into a forward contract to hedge our exposure to foreign currency risk related to an intercompany note between a United States subsidiary and a United Kingdom subsidiary. This contract expired December 31, 2005 and did not have a material impact to our operations.

Claims and Insurance Accruals

Claims and insurance accruals, both current and long-term, reflect the estimated cost of claims for workers’ compensation, cargo loss and damage, and property damage and liability that insurance does not cover. We base reserves for workers’ compensation and property damage and liability claims primarily upon actuarial analyses that independent actuaries prepare. These reserves are discounted to present value using a risk-free rate at the date of occurrence. The risk-free rate is the U.S. Treasury rate for maturities that match the expected payout of such claims. The process of determining reserve requirements utilizes historical trends and involves an evaluation of accident frequency and severity, claims management, changes in health care costs and certain future administrative costs. The effect of future inflation for costs is implicitly considered in the actuarial analyses. Adjustments to previously established reserves are included in operating results in the year of adjustment. The present value of estimated future payments was $418.0 million at December 31, 2005 and $300.7 million at December 31, 2004. Through 2003, Yellow Transportation internally managed the administrative portion of claims handling for self-insurance on workers’ compensation and property damage and liability claims. As a result of an initiative to begin outsourcing these functions, we recorded a one-time charge in 2003 of $14.6 million for the liability associated with future claims handling costs related to existing claims.

Stock-Based Compensation

YRC Worldwide has various stock-based employee compensation plans, which are described more fully in the “Stock Compensation Plans” note. We account for those plans under the intrinsic value method, under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as amended (“APB 25”). We do not reflect compensation costs in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Option	Value Information

We estimated the pro forma calculations in the table below using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Dividend yield	—%	—%	—%
Expected volatility	34.0%	45.2%	46.7%
Risk-free interest rate	4.4%	2.6%	1.9%
Expected option life (years)	2.7	3.6	3.0
Fair value per option	$11.62	$12.61	$8.41

Pro Forma Information

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). As our options vest ratably over stated periods, we recognize the related expense herein on a straight line basis.

(in millions except per share data)	2005	2004	2003
Net income – as reported	$288.1	$184.3	$40.7
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.0)	(1.6)	(2.1)

Pro forma net income	$287.1	$182.7	$38.6

Basic earnings per share
Net income – as reported	$5.30	$3.83	$1.34
Net income – pro forma	5.28	3.80	1.27

Diluted earnings per share:
Net income – as reported	$5.07	$3.75	$1.33
Net income – pro forma	5.05	3.72	1.26

Property and Equipment

YRC Worldwide carries property and equipment at cost less accumulated depreciation. We compute depreciation using the straight-line method based on the following service lives:

Years
Structures	10 – 33.5
Revenue equipment	3 – 14
Technology equipment and software	3 – 7
Other	3 – 10

We charge maintenance and repairs to expense as incurred, and capitalize replacements and improvements when these costs extend the useful life of the asset. We utilize certain terminals and equipment under operating leases. Leasehold improvements are capitalized and amortized over the original lease term.

Our investment in technology equipment and software consists primarily of advanced customer service and freight management equipment and related software. We capitalize certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software, payroll and payroll-related costs for employees directly associated with the project. For the years ended December 31, 2005, 2004 and 2003, we capitalized $8.2 million, $7.3 million, and $3.3 million, respectively, which were primarily payroll and payroll-related costs.

For the years ended December 31, 2005, 2004, and 2003, depreciation expense was $232.1 million, $158.1 million, and $85.8 million, respectively.

Impairment of Long-Lived Assets

If facts and circumstances indicate that the carrying value of identifiable amortizable intangibles and property, plant and equipment may be impaired, we would perform an evaluation of recoverability in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If an evaluation were required, we would compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a reduction to the carrying amount is required.

Acquisition and Executive Severance Charges

Acquisition and executive severance charges in 2005 included $4.0 million in executive severance, $6.4 million in operational shutdown costs, and $2.6 million in restructuring costs related primarily to the acquisition of USF Corporation (“USF”). Acquisition charges of $3.1 million in 2003 related mostly to marketing and promotional expenses primarily for the acquisition of Roadway Corporation.

Reclassifications

Certain amounts within the prior year have been reclassified to conform with the current year presentation.

Acquisitions

In accordance with SFAS No. 141, Business Combinations, YRC Worldwide allocates the purchase price of its acquisitions to the tangible and intangible assets and liabilities of the acquired entity based on their fair values. We record the excess purchase price over the fair values as goodwill. The fair value assigned to intangible assets acquired is based on valuations that independent third party appraisal firms prepared using estimates and assumptions provided by management. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill and intangible assets with indefinite useful lives but review these assets at least annually for impairment. We would recognize impairment loss to the extent that the carrying amount exceeds the assets’ fair value. Intangible assets with estimatable useful lives are amortized on a straight-line basis over their respective useful lives.

The results of the entities acquired as discussed below have been included in our financial statements since the respective date of acquisition.

USF Corporation

On May 24, 2005, YRC Worldwide completed the acquisition of USF, headquartered in Chicago, IL, through the merger (the “Merger”) of a wholly owned subsidiary of YRC Worldwide with and into USF, resulting in USF becoming a wholly owned subsidiary of YRC Worldwide. USF, a leader in the transportation industry, specializes in delivering comprehensive supply chain management solutions, including high-value next-day, regional and national less-than-truckload (“LTL”) transportation, third-party logistics, and premium regional and national truckload transportation. The company serves the North American market, including the United States, Canada and Mexico, as well as the U.S. territories of Puerto Rico and Guam under the following brands: USF Holland, USF Reddaway, USF Bestway, USF Glen Moore and USF Logistics. The acquisition further advances YRC Worldwide as one of the leading transportation services companies in the world. The combined entity offers customers a broad range of transportation services including next day, inter-regional, national and international capabilities.

Pursuant to the Merger, each share of common stock of USF was converted into the right to receive $29.25 in cash and 0.31584 shares of YRC Worldwide common stock, resulting in consideration of approximately $835.4 million in cash and 9 million shares for a total purchase price of $1.3 billion. The purchase price also included approximately $14.2 million for investment banking, legal and accounting fees that YRC Worldwide incurred to consummate the acquisition, resulting in total cash consideration of $742.7 million, net of cash acquired. The cash portion of the merger consideration was financed with a combination of proceeds from the issuance of floating rate notes, borrowings under our ABS facility, and cash on hand.

The allocation of the total consideration for the USF acquisition is as follows (in millions):

Current assets, net of cash acquired of $106.9 million	$352.7
Property and equipment	752.2
Goodwill	602.2
Intangible assets	253.0
Other assets	20.3
Current liabilities	(378.1)
Long-term debt ($250 million principal)	(272.2)
Other liabilities	(139.3)

Net assets acquired	$1,190.8

The purchase price allocation has been prepared on a preliminary basis, and changes are expected, including changes to deferred taxes, as an appraisal of both tangible and intangible assets is finalized, certain restructuring activities are finalized and additional information becomes available.

Of the estimated $253.0 million of acquired intangible assets, $156.4 million was assigned to trade names that are not subject to amortization. The remaining $96.6 million of acquired intangible assets has a weighted-average useful life of approximately thirteen years. The intangible assets that make up that amount include customer relationships of $88.4 million (fourteen-year weighted average useful life) and computer software of $8.2 million (five-year weighted average useful life). The $602.2 million of goodwill was assigned to the Regional Transportation and Meridian IQ segments in the amounts of $467.4 million and $134.8 million, respectively. None of the goodwill is expected to be deductible for tax purposes.

In connection with the acquisition and our overall business strategy, on June 20, 2005 we announced the planned shut down of USF Dugan Inc., a subsidiary of USF, effective July 11, 2005. Additionally, we have significantly reduced the personnel requirements in Chicago, IL, USF’s former headquarters and centralized several support services functions. As a result of these planned events, we incurred $44.2 million of restructuring costs as a result of severance (administrative, sales and operations personnel primarily from USF Dugan and the USF corporate office) and contract terminations. We have recognized these costs as a liability assumed as of the acquisition date, resulting in additional goodwill. These restructuring costs consisted of $30.9 million of employee termination (including wages, health benefits and outplacement services) for approximately 1,720 employees and $13.3 million for contract terminations and other miscellaneous costs. Certain restructuring activities have not yet been finalized. As a result, we expect to record additional related accruals and offsetting charges to goodwill upon completion of these activities. All of these restructuring items were contemplated at the acquisition date and will have been effectuated within one year of the acquisition in accordance with purchase accounting requirements. During the year ended December 31, 2005, we paid $37.9 million of restructuring costs resulting in a $6.3 million accrued liability at December 31, 2005.

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the USF acquisition had occurred as of the beginning of the periods presented for the year ended December 31.

	Twelve Months
(in millions except per share data)	2005	2004
Revenue	$9,699.8	$9,162.1
Net income	269.0	195.3
Diluted earnings per share	$4.45	$3.36

The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to interest expense and amortization expense, net of tax. Included in the pro forma results for the year ended December 31, 2005 is approximately $18.3 million ($11.2 million net of tax) of acquisition charges that USF incurred that are considered unusual. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of YRC Worldwide that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of YRC Worldwide.

Roadway Corporation

On December 11, 2003, we closed the acquisition of Roadway. Consideration for the acquisition included approximately $494.0 million in cash and approximately 18.0 million shares of YRC Worldwide common stock, based on an exchange ratio of 1.752 and an average price per share of $31.51 (subject to proration and allocation provisions), for a total purchase price of approximately $1.1 billion. The purchase price also included approximately $19 million for investment banking, legal and accounting fees that YRC Worldwide incurred to consummate the acquisition, resulting in total cash consideration of $513 million. We recorded the net assets at their estimated fair values and included operating results in our financial statements from the date of acquisition. We allocated the purchase price at December 31, 2003, on a preliminary basis using information then available. The allocation of the purchase price to the assets and liabilities acquired was finalized in the fourth quarter of 2004, including receipt of an independent valuation. The final purchase price allocation is shown below and resulted in $5.9 million increase to goodwill from our preliminary allocation.

Prior to the acquisition, Roadway had agreements in place with key management personnel that would require Roadway to pay specific amounts to those individuals upon a change in control of the entity. On December 11, 2003, in conjunction with the closing of the transaction, Roadway paid $15.9 million to the individuals covered by the agreement that would not be joining the new YRC Worldwide organization. This amount was expensed in the pre-acquisition financial statements of Roadway

Corporation. The remaining amount covered under the agreement of $10.6 million was placed in a trust account for possible payment to the three individuals that remained Roadway employees. If any of these individuals were terminated within two years of the effective date of the acquisition and the applicable conditions of their respective agreements were met, they would receive the agreed to payments, and we would have recognized an expense for those payments at the time of the triggering event. Termination did occur for one of the three individuals in September 2005 and this amount was expensed. In December 2005, the remaining funds were released from restriction and reclassified from prepaid expenses to cash on our Consolidated Balance Sheet.

In connection with the acquisition, we incurred $12.0 million of restructuring costs as a result of severance (administrative, sales and operations personnel) and contract terminations. We have recognized such costs as a liability assumed as of the acquisition date, resulting in additional goodwill. These restructuring costs consisted of $10.5 million of employee termination (including wages, health benefits and outplacement services) for approximately 800 employees and $1.5 million for contract terminations. All of these restructuring items were effectuated within one year of the acquisition in accordance with purchase accounting requirements. During the year ended December 31, 2004, we paid $7.7 million of restructuring costs resulting in a $4.3 million accrued liability at December 31, 2004. During the year ended December 31, 2005, we paid $3.9 million of restructuring costs resulting in a $0.4 million accrued liability at December 31, 2005.

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

Goodwill

In considering the acquisition of Roadway, we based our proposed purchase price on the increased value that the combined YRC Worldwide organization could provide to its investors, customers and employees. This value can be attributed to our increased scale and ability to compete in a highly competitive domestic and global transportation marketplace, the reputation and recognition of the distinct brands and the service capabilities and technologies of both companies. We recorded $602.9 million in goodwill as part of the acquisition, allocating $544.3 million to Roadway Express and $58.6 million to New Penn. Of the total goodwill recorded, the amount that may be deductible for tax purposes is not material to our results of operations.

Pro Forma Results

The following unaudited pro forma financial information presents the combined results of operations of YRC Worldwide as if the acquisition had occurred as of the beginning of the year presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of YRC Worldwide that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of YRC Worldwide. Summarized unaudited pro forma results were as follows for the year ended December 31:

(in millions except per share data)	2003
Operating revenue	$6,120.8
Income from continuing operations	38.1
Net income	38.0
Diluted earnings per share:
Income from continuing operations	0.79
Net income	0.79

GPS Logistics, LLC

In March 2005, Meridian IQ exercised and closed its option to purchase GPS Logistics Group Ltd., the Asian freight forwarding operations of GPS Logistics, LLC, and in turn, made a payment of $5.7 million ($3.2 million net of cash acquired). Under the terms of the original purchase agreement, this payment was subject to subsequent upward and downward adjustments based on the financial performance of the Asia business through March 2007. Additional earn-out payments could have been required based on the financial performance of the Asia business during the period March 2007 to March 2009. In January 2006, Meridian IQ paid an additional $11.1 million and issued a promissory note in the amount of $10.8 million representing a buyout of all aforementioned earn-out arrangements and potential purchase price adjustments. These amounts will be allocated to goodwill in the consolidated balance sheet. The pro forma effect of this acquisition is not material to our results of operations.

In February 2004, MIQ LLC (formerly known as Yellow GPS), a subsidiary of Meridian IQ, exercised and closed its option to purchase GPS Logistics (EU) Limited, a United Kingdom freight forwarding business. MIQ LLC made a payment of $7.6 million ($6.4 million, net of cash acquired), which is subject to upward and downward adjustments based on the financial performance of GPS Logistics (EU) Limited. The initial payment plus acquisition expenses of $0.3 million were allocated as follows: $3.3 million to goodwill, $3.2 million to amortizable intangible assets, and $1.4 million to miscellaneous assets and liabilities. The results of GPS Logistics (EU) Limited have been included in our financial statements since the date of acquisition. The pro forma effect of this acquisition is not material to our results of operations.

In September 2004, MIQ LLC paid an additional $3.7 million to the former owner of GPS Logistics (EU) Limited, which represented a hold-back payment in accordance with the terms of the February 2004 transaction. This amount has been allocated to goodwill in the accompanying financial statements. In the first quarter of 2006 a final computation will be performed to determine if any additional purchase price is required. Any earn out payments will be determined based on the twelve month periods ended February 28, 2007 and 2008 operating results.

MIQ LLC is also subject to earn-out payments related to the August 2003 acquisition of the U.S. assets of GPS Logistics, LLC. This amount, if any, is limited to $3.5 million and will be determined annually based on certain operating results for the fiscal years ending December 31, 2004 through 2006.

JHJ International Transportation Co., Ltd.

On September 1, 2005, we completed the purchase of a 50% equity interest in JHJ International Transportation Co., Ltd., (“JHJ”) a Shanghai, China-based freight forwarder, with a purchase price of $46 million including transaction costs which is presented in other assets in the consolidated balance sheet. Included in the Meridian IQ segment, the Company accounts for it’s ownership in JHJ using the equity method of accounting. As of December 31, 2005, the excess of the Company’s investment over the Company’s interest in JHJ’s equity is approximately $36 million.

Goodwill and Intangibles

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. In accordance with SFAS No. 142, we review goodwill at least annually for impairment based on a fair value approach. During the fourth quarter of 2005, we completed our annual impairment testing of goodwill and tradenames, which are deemed to have indefinite lives, and determined there was no impairment.

The following table shows the changes in the carrying amount of goodwill attributable to each applicable segment:

(in millions)	Roadway Express	Regional Transportation	Meridian IQ	Total
Balances at December 31, 2003	$474.5	$122.3	$20.5	$617.3
Final purchase price allocation adjustment	69.6	(63.7)	—	5.9
Goodwill resulting from acquisition	—	—	7.4	7.4
Changes in foreign currency exchange rates	1.1	—	0.4	1.5

Balances at December 31, 2004	$545.2	$58.6	$28.3	$632.1
Goodwill resulting from acquisitions	—	467.4	137.4	604.8
Tax related purchase accounting adjustment	(6.0)	—	—	(6.0)
Change in foreign currency exchange rates	0.7	—	(0.8)	(0.1)

Balances at December 31, 2005	$539.9	$526.0	$164.9	$1,230.8

During 2005, adjustments were made to deferred taxes at Roadway Express relating to pre-acquisition balances. In accordance with purchase accounting rules, these adjustments were offset to goodwill.

The components of amortizable intangible assets are as follows at December 31:

	Weighted Average Life (years)	2005		2004
(in millions)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	15	$214.3	$20.6	$118.2	$9.0
Marketing related	6	3.6	0.8	1.0	0.4
Technology based	4	25.7	$12.6	17.5	6.1

Intangible assets		$243.6	$34.0	$136.7	$15.5

Total marketing related intangible assets with indefinite lives, primarily tradenames, were $504.1 million and $347.0 million as of December 31, 2005 and 2004, respectively. During 2005, these amounts were impacted by the acquisition of USF including tradenames of $156.4 million and changes in foreign currency exchange rates of $0.7 million. During 2004, these amounts were impacted by final purchase price allocation adjustments of $11.2 million and changes in foreign currency exchange rates of $1.7 million. These intangible assets are not subject to amortization, but are subjected to the impairment test previously discussed.

Amortization expense, recognized on a straight line basis, for intangible assets was $18.5 million, $13.4 million and $1.6 million for the years ending December 31, 2005, 2004 and 2003, respectively. Estimated amortization expense for the next five years is as follows:

(in millions)	2006	2007	2008	2009	2010
Estimated amortization expense	$20.9	$15.9	$15.5	$15.3	$13.8

Employee Benefits

Pension and Other Postretirement Benefit Plans

Qualified and Nonqualified Defined Benefit Pension Plans

With the exception of Meridian IQ, Regional Transportation and Reimer, YRC Worldwide and its operating subsidiaries sponsor qualified and nonqualified defined benefit pension plans for most employees not covered by collective bargaining agreements (approximately 9,000 employees). Qualified and nonqualified pension benefits are based on years of service and the employees’ covered earnings. Employees covered by collective bargaining agreements participate in various multi-employer pension plans to which YRC Worldwide contributes, as discussed later in this section. Meridian IQ and Regional Transportation do not offer defined benefit pension plans and instead offer retirement benefits through either contributory 401(k) savings plans or profit sharing plans, as discussed later in this section. Effective January 1, 2004, all new U.S. – salaried nonunion employees (except those currently participating in other profit sharing plans) and all Meridian IQ employees participate in a new defined contribution retirement plan. The existing YRC Worldwide defined benefit pension plans are closed to new participants.

Our funding policy is to target contributions at the minimum required tax-deductible contribution for the year while taking into consideration each plan’s funded status, any variable Pension Benefit Guarantee Corporation premiums and the outlooks for required funding. Our actuarial valuation measurement date for our principal pension plans and postretirement benefit plan is December 31.

Other Postretirement Benefit Plan

Roadway Express sponsors a postretirement healthcare benefit plan that covers nonunion employees of Roadway Express hired before February 1, 1997. Health care benefits under this plan end when the participant attains age 65.

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

Net amount recognized: The net amount recognized represents the amount that YRC Worldwide has accrued for pension and post retirement obligations in its consolidated balance sheets.

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

Funded Status

The following table sets forth the plans’ funded status:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at prior year end	$1,047.9	$915.2	$37.9	$53.1
Service cost	42.8	39.2	0.6	0.8
Interest cost	60.4	57.1	1.9	2.2
Plan amendment	0.3	0.2	0.9	(15.0)
Participant contributions	—	—	0.7	0.7
Benefits paid	(50.9)	(45.4)	(3.3)	(3.0)
Foreign exchange rate loss	0.2	0.4	—	—
Actuarial (gain) loss	10.1	81.2	(4.0)	(0.9)

Benefit obligation at year end	$1,110.8	$1,047.9	$34.7	$37.9

Change in plan assets:
Fair value of plan assets at prior year end	$673.3	$614.7	$—	$—
Actual return on plan assets	41.8	60.4	—	—
Employer contributions	50.1	43.0	2.6	2.3
Participant contributions	—	—	0.7	0.7
Benefits paid	(50.9)	(45.4)	(3.3)	(3.0)
Foreign exchange rate loss	0.3	0.6	—	—

Fair value of plan assets at year end	$714.6	$673.3	$—	$—

Funded status:
Funded status	$(396.2)	$(374.6)	$(34.7)	$(37.9)
Unrecognized prior service cost	10.0	11.1	0.7	—
Unrecognized net actuarial (gain) loss	176.3	162.8	(4.8)	(0.9)

Net amount recognized	$(209.9)	$(200.7)	$(38.8)	$(38.8)

As a part of our acquisition of Roadway Express, certain changes were made to the post retirement benefit plan available to certain Roadway Express employees. These plan changes during the year ended December 31, 2004 revised the cost sharing structure between the employer and the different employee groups. The reduction to the liability of $15.0 million was recognized in purchase accounting.

Benefit Plan Obligations

Amounts recognized in the Consolidated Balance Sheets at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2005	2004	2005	2004
Prepaid benefit cost	$7.4	$7.4	$—	$—
Accrued benefit costs	(281.0)	(278.9)	(38.8)	(38.8)
Intangible asset	9.9	11.1	—	—
Accumulated other comprehensive loss (pretax)	53.8	59.7	—	—

Net amount recognized	$(209.9)	$(200.7)	$(38.8)	$(38.8)

Weighted average actuarial assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2005
Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of increase in compensation levels	3.77%	3.76%	—	—

The discount rate refers to the interest rate used to discount the estimated future benefit payments earned to their present value, also referred to as the benefit obligation. The discount rate allows us to calculate what it would cost to settle the pension obligations as of the measurement date, December 31, and impacts the following year’s pension cost. We determine the discount rate by choosing a portfolio of high quality (those rated AA- or higher by Standard & Poors) non-callable bonds such that the coupons and maturities approximate our expected benefit payments. When developing the bond portfolio, there are some years when benefit payments are expected with no corresponding bond maturing. In these instances, we estimated the appropriate bond by interpolating yield characteristics between the bond maturing in the immediately proceeding year and the bond maturing in the next available year.

Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

(in millions)	2005	2004
Projected benefit obligation	$1,104.0	$1,041.6
Accumulated benefit obligation	942.5	889.3
Fair value of plan assets	703.9	663.6

The total accumulated benefit obligation for all plans was $948.1 million and $894.3 million at December 31, 2005 and 2004, respectively.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 31 are as follows:

(in millions)	2005	2004	2003
Balance at beginning of year	$59.7	$32.8	$48.0
Current period change	(5.9)	26.9	(15.2)

Balance at end of year, before tax	$53.8	$59.7	$32.8
Tax benefit	(20.1)	(22.6)	(12.5)

Balance at end of year, net of tax	$33.7	$37.1	$20.3

Future Contributions and Benefit Payments

We expect to contribute approximately $69.3 million to our pension plans in 2006.

Expected benefit payments for each of the next five years ended December 31 are as follows:

(in millions)	2006	2007	2008	2009	2010	2011- 2015
Expected benefit payments	$41.0	$42.4	$48.0	$53.1	$59.4	$410.9

Pension and Other Postretirement Costs

The components of our net periodic pension cost and other postretirement costs for the years ended December 31, 2005, 2004 and 2003, were as follows:

	Pension Costs			Other Postretirement Costs
(in millions)	2005	2004	2003	2005	2004	2003
Service cost	$42.8	$39.2	$17.4	$0.6	$0.8	$0.1
Interest cost	60.4	57.1	27.9	1.9	2.2	0.2
Expected return on plan assets	(55.8)	(53.0)	(28.1)	—	—	—
Amortization of net transition obligation	—	—	(1.4)	—	—	—
Amortization of prior service cost	1.5	1.4	1.4	0.2	—	—
Amortization of net loss	10.7	5.5	2.1	(0.2)	—	—

Net periodic pension cost	$59.6	$50.2	$19.3	$2.5	$3.0	$0.3

Weighted average assumptions for the years ended December 31:
Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.25%
Rate of increase in compensation levels	3.77%	3.77%	4.50%	—	—	—
Expected rate of return on assets	8.75%	8.75%	9.00%	—	—	—

We believe our 2005 expected rate of return of 8.75% is appropriate based on our historical experience in the plans’ investment portfolio as well as a review of other objective indices. Although plan investments are subject to short-term market volatility, we believe they are well diversified and closely managed. Our asset allocation as of December 31, 2005 consisted of 60% in equities, 30% in debt securities, 5% in real estate and 5% in other investments. This allocation is consistent with the long-term asset allocation for the plans. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately. The pension trust holds no YRC Worldwide securities.

Other Postretirement Benefit Plans

Assumed health care cost trend rates at December 31 are as follows:

	2005	2004
Health care cost trend used in the current year	10.0%	10.5%
Health care cost trend rate assumed for next year	9.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2010	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. The policy of Roadway Express, the plan sponsor, regarding the management of health care costs passes the increase beyond a fixed threshold to the plan participants. As a result, a one percentage point increase in the assumed health care cost trend rate would have no effect on the accumulated postretirement benefit obligation or the service and the interest cost components.

A one-percentage-point decrease in assumed health care cost trend rates would have the following effects:

(in millions)	2005
Effect on total of service and interest cost	$0.2
Effect on postretirement benefit obligation	2.1

The estimated employer contributions during the year ended December 31, 2006 are approximately $3.5 million.

Expected benefit payments for each of the next five years ended December 31 are as follows:

(in millions)	2006	2007	2008	2009	2010	2011- 2015
Expected benefit payments	$3.5	$3.7	$3.7	$3.9	$4.2	$20.5

Multi-Employer Plans

Yellow Transportation, Roadway Express, New Penn, USF Bestway, USF Holland and USF Reddaway contribute to approximately 90 separate multi-employer health, welfare and pension plans for employees that our collective bargaining agreements cover (approximately 72% of total YRC Worldwide employees), including 20 pension plans. The largest of these pension plans, the Central States Southeast and Southwest Areas Pension Plan (the “Central States Plan”), provides retirement benefits to approximately 37% of our total employees. Our labor agreements with the International Brotherhood of Teamsters (“IBT”) determine the amounts of these contributions. The pension plans provide defined benefits to retired participants. We recognize as net pension cost the contractually required contribution for the period and recognize as a liability any contributions due and unpaid. We do not directly manage multi-employer plans. The trusts covering these plans are generally managed by trustees, half of whom the IBT appoints and half of whom various contributing employers appoint. YRC Worldwide expensed the following amounts to these plans for the years ended December 31:

(in millions)	2005	2004	2003
Health and welfare	$500.2	$421.4	$195.7
Pension	472.7	378.0	178.6

Total	$972.9	$799.4	$374.3

Under current law regarding multi-employer pension plans, a termination, withdrawal or significant partial withdrawal from any multi-employer plan in an under-funded status would render us liable for a proportionate share of the multi-employer plans’ unfunded vested liabilities. This potential unfunded pension liability also applies to other contributing employers, including our unionized competitors who contribute to multi-employer plans. The plan administrators and trustees do not routinely provide us with current information regarding the amount of each multi-employer pension plan’s funding. However, based on publicly available information, which is often dated, and on the limited information available from plan administrators or plan trustees, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal or termination from all of the multi-employer pension plans to which we contribute would be in a range from $2.5 billion to $3.5 billion. Yellow Transportation, Roadway Express and the applicable subsidiaries of Regional Transportation have no current intention of taking any action that would subject us to withdrawal obligations. If the company did incur withdrawal liabilities, those amounts would generally be payable over periods of up to 20 years.

The Internal Revenue Code and related regulations establish minimum funding requirements for multi-employer pension plans. The funding status of these plans is determined by the number of participating active and retired employees, the number of contributing employers, the amount of each employer’s contractual contribution requirements, the investment returns of the plans, plan administrative costs, the number of employees and retirees participating in the plan who no longer have a contributing employer, the discount rate used to determine the funding status and the actuarial attributes of plan participants (such as age, estimated life and number of years until retirement). If any of our multi-employer pension plans fails to meet minimum funding requirements and the trustees of the plan are unable to obtain from the IRS certain changes to or a waiver of the requirements in how the applicable plan calculates its funding levels or reduce pension benefits to a level where the requirements are met, the IRS could impose an excise tax on all employers participating in these plans. These excise taxes are not contributed to the deficient funds, but rather are deposited in the United States general treasury funds. To avoid these taxes, contributions in excess of our contractually agreed upon rates could be required to correct the funding deficiency. If the IRS imposed an excise tax on the participating employers or we pay additional contributions in amounts sufficient to avoid the tax, either of these actions could have a material adverse impact on the financial results of YRC Worldwide.

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

401(k) Savings Plans and Profit Sharing Plans

YRC Worldwide and its operating subsidiaries sponsor defined contribution plans, primarily for employees not covered by collective bargaining agreements. The plans principally consist of contributory 401(k) savings plans and noncontributory plans. The YRC Worldwide contributory 401(k) savings plan consists of both a fixed matching percentage and a discretionary amount. The maximum nondiscretionary company match for the YRC Worldwide plan is equal to 25% of the first 6% in cash and 25% of the first 6% in YRC Worldwide common stock, for a total match of 50% of the first 6% of before-tax participant contributions. Any discretionary contributions for the YRC Worldwide 401(k) savings plan are determined annually by the Board of Directors and may be in the form of cash, stock or other property. Prior to its merger into the YRC Worldwide 401(k) savings plan effective December 31, 2004, the Roadway LLC 401(k) savings plan provided for a maximum nondiscretionary company match of 100% of the first 4.5% of participant contributions (either before-tax or after-tax contributions), with all nondiscretionary company matching contributions in stock. Any discretionary contributions for the Roadway LLC 401(k) savings plan were determined annually and if made, would be in stock. USF sponsored a 401(k) plan for its operating companies where eligible employees can contribute up to 50% of their cash compensation and each of the operating companies may also contribute a discretionary amount. New Penn sponsors a 401(k) plan that does not provide for a company match. Employer contributions for the year ended December 31, 2005 and 2004 were $19.4 million and $13.7 million, respectively. Employer contributions for the year ended December 31, 2003, were not material to our operations.

For the YRC Worldwide noncontributory profit sharing plan, which was established effective January 1, 2004, the nondiscretionary company contribution is based on years of participation service and compensation, with a maximum fixed contribution of 5% of compensation for more than ten years of participation service. The YRC Worldwide profit sharing plan also provides for a discretionary performance based contribution of a maximum of 2 1/2% of compensation. The Board of Directors determines any discretionary contributions annually. Contributions under the YRC Worldwide profit sharing plan may be made in cash or other property, as the Board of Directors determines, and we will generally make nondiscretionary contributions in cash. New Penn provides a noncontributory profit sharing plan for employees not covered by collective bargaining agreements. Any contributions are discretionary employer contributions. Employer contributions to our profit sharing plans in 2005 and 2004 totaled $2.3 million and $2.2 million, respectively. Amounts for the year ended December 31, 2003 were not material to our operations.

Our employees covered under collective bargaining agreements may also participate in union-sponsored 401(k) plans. We do not make employer contributions to the plan on their behalf.

Performance Incentive Awards

YRC Worldwide and its operating subsidiaries each provide annual performance incentive awards to nonunion employees, which are based primarily on actual operating results achieved compared to targeted operating results and are paid in cash. Operating income in 2005, 2004, and 2003 included performance incentive expense for nonunion employees of $95.5 million, $110.4 million, and $27.6 million, respectively. We pay annual performance incentive awards primarily in the first quarter of the following year, except for Roadway Express who pays awards quarterly.

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

During the year ended December 31, 2005, we recorded the issuance of 355,030 share units to certain executive officers, key employees and our Board of Directors under this plan. The weighted-average grant-date fair value of these awards was $57.67 per unit. According to the plan provisions, the share units provide the holders the right to receive one share of common stock upon vesting of one share unit. With respect to 172,859 units awarded, the vesting provision states that 50% of the awarded performance share units will vest three years from the date of grant and the remaining 50% will vest six years from the date of grant. Vesting for 137,938 units is 100% on the third anniversary of the date of grant, 23,115 vest ratably over three years, and 21,118 vest 40% in the first year and 30% each year for the next two years. During the year ended December 31, 2005, 9,954 share units at a weighted-average grant date fair value of $45.50 were forfeited, and 17,592 share units at a weighted-average grant date fair value of $36.86 vested. As a result, 755,643 share units were outstanding ($47.50 weighted-average grant date fair value) at December 31, 2005.

During the year ended December 31, 2004, we recorded the issuance of 436,747 share units to certain executive officers, key employees and our Board of Directors under this plan. The weighted-average grant-date fair value of these awards was $38.43 per unit. According to the plan provisions, the share units provide the holders the right to receive one share of common stock upon vesting of one share unit. With respect to 177,721 units awarded, the vesting provision states that 50% of the awarded performance share units will vest three years from the date of grant and the remaining 50% will vest six years from the date of grant. Vesting for 133,309 units is 100% on the third anniversary of the date of grant, 41,147 vest ratably over three years, and 84,570 vest ratably over one year. During the year ended December 31, 2004, 8,588 share units at a weighted-average grant date fair value of $30.75 were forfeited resulting in 428,159 share units outstanding ($38.58 weighted-average grant date fair value) at December 31, 2004.

Operating income in 2005, 2004 and 2003 included performance incentive expense under these plans of $19.9 million, $16.3 million and $5.4 million, respectively.

Debt and Financing

At December 31, total debt consisted of the following:

(in millions)	2005	2004
ABS borrowings, secured by accounts receivable	$375.0	$—
Floating rate notes	150.0	—
USF senior notes	269.4	—
Roadway senior notes	239.2	244.0
Contingent convertible senior notes	400.0	400.0
Revolving credit facility	45.0	—
Other	9.5	13.9

Total debt	$1,488.1	$657.9
ABS borrowings	(375.0)	—
Current maturities	—	(254.4)

Long-term debt	$1,113.1	$403.5

Asset Backed Securitization Facility

On May 24, 2005, we amended our asset-backed securitization (“ABS”) facility by entering into a Second Amended and Restated Receivables Purchase Agreement which expires in May 2006. Under the terms of this agreement, the ABS facility now involves receivables of USF Holland and USF Reddaway, two operating companies of USF acquired May 24, 2005, in addition to the previously included receivables of Yellow Transportation and Roadway Express. In addition, the facility has an increased limit of $650 million, up from the previous limit of $450 million, and now provides a letter of credit sublimit of $325 million. The interest rate continues to be a variable rate based on A1/P1 rated commercial paper, plus a fixed increment for utilization. No other material changes were made to the agreement.

Yellow Roadway Receivables Funding Corporation (“YRRFC”), a special purpose entity and wholly owned subsidiary of YRC Worldwide operates the ABS facility. Under the terms of the agreement, we may transfer trade receivables to YRRFC, which is designed to isolate the receivables for bankruptcy purposes. The conduit must purchase from YRRFC an undivided ownership interest in those receivables. The percentage ownership interest in receivables that the conduit purchases may increase or decrease over time, depending on the characteristics of the receivables, including delinquency rates and debtor concentrations. Management will continue to evaluate the financial position of the participating operating companies, including the transferred receivables and related borrowings.

The table below provides the borrowing and repayment activity under the ABS facility, as well as the resulting balances, for the years ending December 31 of each period presented:

(in millions)	2005	2004
ABS obligations outstanding at January 1	$—	$71.5
Transfer of receivables to conduit (borrowings)	1,824.2	1,004.4
Redemptions from conduit (repayments)	(1,449.2)	(1,075.9)

ABS obligations outstanding at December 31	$375.0	$—

Floating Rate Notes

On May 24, 2005, we completed the private placement of $150 million in aggregate principal amount of senior floating rate notes due 2008 (the “Floating Rate Notes”) that bear interest at a floating rate based on the London Interbank Offered Rate (“LIBOR”) plus 1.375% payable quarterly in arrears (5.705% at December 31, 2005). The Floating Rate Notes contain affirmative covenants similar to our credit agreement, yet do not have any financial covenants. We used the proceeds from the $150 million private placement as a part of the financing for the acquisition of USF. The notes were later exchanged for registered notes as a part of an exchange offer in June 2005.

The Floating Rate Notes represent senior unsecured obligations of the Company and rank pari passu in right of payment with all other present and future senior indebtedness of the Company. Certain of our domestic subsidiaries jointly and severally guaranteed the Floating Rate Notes. The Floating Rate Notes have certain call features which allow us to redeem the notes at par anytime after November 15, 2006.

USF Senior Notes

As part of our acquisition of USF and by virtue of the merger agreement, we assumed $150 million aggregate principal amount of 8.5% senior notes due April 15, 2010, with interest payments due semi-annually on April 17 and October 16, and $100 million aggregate principal amount of 6.5% senior notes due May 1, 2009 (collectively “USF Senior Notes”), with interest payments due semi-annually on May 1 and November 1. The USF Senior Notes were revalued as part of purchase accounting and assigned a fair value of $272.2 million on May 24, 2005, with $18.6 million fair value adjustment to the 2010 notes and $3.6 million fair value adjustment to the 2009 notes. The premium over the face value of the USF Senior Notes is being amortized as a reduction to interest expense over the remaining life of the notes. The unamortized premium at December 31, 2005 was $19.4 million.

Roadway Senior Notes

As part of our acquisition of Roadway Express and by virtue of the merger agreement, we assumed $225.0 million face value of 8.25% senior notes due in full on December 1, 2008 (“Roadway senior notes”), with interest payments due semi-annually on June 1 and December 1. The Roadway senior notes were revalued as part of purchase accounting and assigned a fair value of $249.2 million on December 11, 2003. The premium over the face value of the Roadway senior notes is being amortized as a reduction to interest expense over the remaining life of the notes. The unamortized premium at December 31, 2005 and 2004 was $14.2 million and $19.0 million, respectively.

Contingently Convertible Notes

On August 8, 2003, we closed the sale of $200 million of 5.0% contingent convertible senior notes due 2023 (“contingent convertible senior notes”) and on August 15, 2003 we closed the sale of an additional $50 million of the notes pursuant to the exercise of the option of the initial purchasers. We received net proceeds from the sales of $242.5 million, after fees.

The $250 million contingent convertible senior notes have an annual interest rate of 5.0% and are convertible into shares of YRC Worldwide common stock at a conversion price of $39.24 per share only upon the occurrence of certain other events. The contingent convertible senior notes may not be redeemed by us for seven years but are redeemable at any time thereafter at par. Holders of the contingent convertible senior notes have the option to require YRC Worldwide to purchase their notes at par on August 8, 2010, 2013 and 2018, and upon a change in control of the Company. These terms and other material terms and conditions applicable to the contingent convertible senior notes are set forth in the indenture governing the notes.

On November 25, 2003, we closed the sale of $150 million of 3.375% contingent convertible senior notes due 2023. We received net proceeds from the offering of $145.5 million, after fees, and used the proceeds to fund the acquisition of Roadway.

The $150 million contingent convertible senior notes have an annual interest rate of 3.375% and are convertible into shares of YRC Worldwide common stock at a conversion price of $46.00 per share only upon the occurrence of certain other events. The contingent convertible senior notes may not be redeemed by us for nine years but are redeemable at any time thereafter at par. Holders of the contingent convertible senior notes have the option to require YRC Worldwide to purchase their notes at par on November 25, 2012, 2015 and 2020, and upon a change in control of the Company. These terms and other material terms and conditions applicable to the contingent convertible senior notes are set forth in the indenture governing the notes.

In December 2004, we completed exchange offers pursuant to which holders of the 5% contingent convertible senior notes and the 3.375% contingent convertible senior notes (collectively, the “Existing Notes”) could exchange their Existing Notes for an equal amount of our new 5% net share settled contingently convertible senior notes due 2023 and new 3.375% net share settled contingently convertible senior notes due 2023 (collectively, the “New Notes”), respectively. The New Notes contain a net share settlement feature that, upon conversion, provides for the Company to settle the principal amount of the New Notes in cash and the excess value in common stock, as well as an additional change of control feature. The results of the exchange offer included $247.7 million aggregate principal amount of the $250 million of 5% contingent convertible senior notes outstanding and $144.6 million aggregate principal amount of the $150 million of 3.375% contingent convertible senior notes outstanding, representing 99.06% and 96.41%, respectively, of the Existing Notes validly and timely tendered in exchange for an equal principal amount of the New Notes.

The accounting for convertible debt with the settlement features contained in our New Notes is addressed in the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board with respect to the accounting for Instrument C as set forth in EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion.” We are contractually obligated to settle the conversion obligations of the New Notes consistent with Instrument C. Because the accreted value of the New Notes will be settled for cash upon the conversion, only the conversion spread (the excess conversion value over the accreted value), which will be settled in stock, will result in potential dilution in our earnings per share computations. (See further discussion of dilution related to the Existing Notes and the New Notes in Earnings Per Common Share.)

At December 31, 2005, no conversion triggers had been met. However, on December 31, 2004, the conversion triggers with respect to the $250 million contingent convertible senior notes had been met. Accordingly, as of December 31, 2004, our note holders had the right, at their option, to convert their notes, in whole or in part, into cash and shares of our common stock as described above, subject to certain limitations. This conversion option, coupled with our obligation to settle any conversion by remitting to the note holder the accreted value of the note in cash, resulted in the classification of the $250 million contingent convertible senior notes as a current liability on the accompanying consolidated balance sheets as of December 31, 2004. The future balance sheet classification of these liabilities will be monitored at each quarterly reporting date, and will be determined based on an analysis of the various conversion rights described above.

Credit Agreement

On May 19, 2005, we entered into an Amended and Restated Credit Agreement with certain banks, expiring May 18, 2010, that provides an $850 million senior unsecured revolving credit facility, including sublimits available for borrowings under certain foreign currencies. This agreement amends and restates our existing Credit Agreement, dated as of September 10, 2004, that provided, among other things, a revolving facility of $500 million. The new agreement also provides for letters of credit to be issued that would, in turn, reduce the borrowing capacity. As of December 31, 2005, $45 million was outstanding under the new agreement.

Amounts borrowed under the credit agreement bear interest at LIBOR plus 0.60% (4.99% at December 31, 2005). Additionally, we are obligated to a facility fee of 0.15% of the total commitment. In accordance with the terms of the agreement, we must comply with financial covenants primarily relating to our leverage ratio and fixed charges coverage ratio. As of December 31, 2005, we were in compliance with all terms of the agreement.

Other

We have loan guarantees, mortgages, and lease contracts in connection with the issuance of industrial development bonds (“IDBs”) used to acquire, construct or expand terminal facilities. Rates on these bonds range from 5.8% to 6.1%, with principal payments due through 2010.

On September 30, 2003, we completed the repurchase of $24 million aggregate principal amount of our medium-term notes (“MTNs”). The remaining $20 million aggregate principal amount of MTNs outstanding, after scheduled principal payments during 2003 of $11.3 million, were defeased under their terms. Defeasance refers to the process of placing sufficient funds in an irrevocable trust to pay and discharge the MTNs as they become due. As a result, we were considered legally released as the primary obligor, and the MTNs were removed from our balance sheet. The interest rate on the notes ranged from 6.1% to 7.8% with scheduled maturities ranging from October 2003 to August 2008. During the year ended December 31, 2003, we recognized a loss on the extinguishment of debt of $2.3 million from the repurchase and defeasance that we reflected in “other” nonoperating expenses on our Statement of Consolidated Operations. We funded the repurchase and defeasance with cash on hand.

The principal maturities of total debt for the next five years and thereafter are as follows:

(in millions)	IDBs	Contingent convertible senior notes	Roadway Senior Notes		USF Senior Notes		Floating Rate Notes	ABS	Revolver	Total
2006	$—	$—	$—		$—		$—	$375.0	$—	$375.0
2007	—	—	—		—		—	—	—	—
2008	2.5	—	225.0	(a)	—		150.0	—	—	377.5
2009	1.0	—	—		100.0	(b)	—	—	—	101.0
2010	6.0	—	—		150.0	(c)	—	—	45.0	201.0
Thereafter	—	400.0	—		—		—	—	—	400.0

Total	$9.5	$400.0	$225.0		$250.0		$150.0	$375.0	$45.0	$1,454.5

(a)	As discussed above, the Roadway senior notes had a carrying value of $239.2 million at December 31, 2005 and a principal maturity value of $225.0 million.
(b)	As discussed above, the senior notes due 2009 had a carrying value of $103.1 million at December 31, 2005 and a principal maturity value of $100.0 million.
(c)	As discussed above, the senior notes due 2010 had a carrying value of $166.3 million at December 31, 2005 and a principal maturity value of $150.0 million.

Based on the borrowing rates currently available to us for debt with similar terms and remaining maturities and the quoted market prices for the Roadway senior notes and USF senior notes and contingent convertible senior notes, the fair value of fixed-rate debt at December 31, 2005 and 2004, was approximately $1,055.0 million and $921.2 million, respectively. The carrying amount of such fixed-rate debt at December 31, 2005 and 2004, was $918.1 million and $657.9 million, respectively.

Stock Compensation Plans

YRC Worldwide has reserved 8.2 million shares of its common stock for issuance to key management personnel under five stock option plans and 2.5 million shares remain available at December 31, 2005. Our long-term incentive plan was implemented in 2002 and replaced in 2004 with a new long-term incentive and equity award plan. The “Employee Benefits” note discusses the plan further. The stock option plans generally permit grants of nonqualified stock options and grants of stock options coupled with a grant of stock appreciation rights (“SARs”). In addition, we had previously reserved 200,000 shares of our common stock for issuance to our Board of Directors under a stock compensation plan, which has subsequently been replaced with the 2004 long-term incentive and equity award plan. Under the plans, the exercise price of each option equals the closing market price of our common stock on the date of grant. The options vest ratably, generally over a period of four years, and expire ten years from the date of the grant.

YRC Worldwide implemented a new long-term incentive and equity award plan in 2004 which reserved 3.4 million of the 8.2 million shares discussed above. This plan permits the issuance of restricted stock and restricted stock units, as well as options, SARs, and performance stock and performance stock unit awards.

YRC Worldwide implemented a stock option plan in 2002 which reserved 1.0 million of the 8.2 million shares discussed above, and in 2004, 95,000 shares were subsequently de-registered. This plan permitted the issuance of restricted stock and restricted stock units, as well as options, SARs, and performance stock and performance stock unit awards. The maximum cumulative number of shares that can be awarded in any form other than options or SARs is 200,000 shares.

As of December 31, 2005, 2004 and 2003, options of approximately 430,000 shares, 517,000 shares and 904,000 shares, respectively, were exercisable at weighted average exercise prices of $22.23 per share, $19.11 per share and $19.44 per share, respectively. The weighted average remaining contract life on outstanding options at December 31, 2005, 2004 and 2003 was 5.4 years, 5.8 years and 6.7 years, respectively.

A summary of activity in our stock option plans is presented in the following table:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2002	1,996	$21.27
Granted	113	25.17
Exercised	(279)	16.80
Forfeited / expired	(33)	26.67

Outstanding at December 31, 2003	1,797	$22.14
Granted	28	34.65
Exercised	(766)	20.72
Forfeited / expired	(61)	30.95

Outstanding at December 31, 2004	998	$23.04
Granted	23	43.46
Exercised	(363)	21.01
Forfeited / expired	(11)	28.82

Outstanding at December 31, 2005	647	$24.87

The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares (in thousands)	WeightedAverage Remaining ContractualYears	Weighted Average Exercise price	Shares (in thousands)	Weighted Average Exercise price
$ 9.63 - 12.03	1	0.5	$11.25	1	$11.25
$ 12.04 - 16.03	38	4.0	$14.51	38	$14.51
$ 16.04 - 19.24	137	4.8	$16.92	137	$16.92
$ 19.25 - 22.44	81	1.7	$21.99	81	$21.99
$ 22.45 - 28.86	94	5.8	$24.73	46	$24.50
$ 28.87 - 32.06	273	6.5	$29.73	127	$29.70
$ 32.07 and over	23	9.8	$43.46	—	$—

Income Taxes

We use the liability method to reflect income taxes on our financial statements. We recognize deferred tax assets and liabilities by applying enacted tax rates and regulations to the differences between the carrying value of existing assets and liabilities and their respective tax basis and capital loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change occurs, other than certain changes related to business combinations. Deferred tax amounts related to USF presented below are consistent with our allocation of purchase price to date and as such are subject to further revision as additional information becomes available. We assess the realizability of deferred tax assets for capital and operating loss carryforwards and provide valuation allowances when we determine it is more likely than not that such losses will not be realized within the applicable carryforward period. We have not recognized deferred taxes for U.S. federal income taxes on foreign subsidiaries’ earnings that are deemed to be permanently reinvested and any related taxes associated with such earnings are not material. Deferred tax liabilities (assets) were comprised of the following at December 31:

(in millions)	2005	2004
Depreciation	$381.7	$297.2
Prepaids	17.1	8.7
Employee benefits	52.4	56.2
Revenue	40.0	36.2
Intangibles	171.3	172.5
Other	61.5	26.4

Gross tax liabilities	$724.0	$597.2

Claims and insurance	$(154.5)	$(154.7)
Bad debts	(20.4)	(12.7)
Employee benefits	(174.4)	(122.3)
Revenue	(17.0)	(18.9)
Other	(75.1)	(35.2)

Gross tax assets	$(441.4)	$(343.8)

Net tax liability	$282.6	$253.4

A reconciliation between income taxes at the federal statutory rate and the consolidated effective tax rate follows:

	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net	2.2	2.3	1.3
Nondeductible business expenses	1.0	1.5	3.3
Foreign tax credit and rate differential	0.1	(0.1)	0.1
Other, net	0.7	(0.6)	(0.6)

Effective tax rate	39.0%	38.1%	39.1%

The income tax provision consisted of the following:

(in millions)	2005	2004	2003
Current:
U.S federal	$116.3	$81.3	$3.0
State	9.4	9.3	(1.1)
Foreign	5.8	4.8	(1.5)

Current income tax provision	$131.5	$95.4	$0.4

Deferred:
U.S federal	$46.8	$15.9	$23.3
State	6.2	2.1	2.5
Foreign	(0.4)	(0.1)	(0.1)

Deferred income tax provision	$52.6	$17.9	$25.7

Income tax provision	$184.1	$113.3	$26.1

Based on the income before income taxes:
Domestic	$460.8	$283.6	$71.7
Foreign	11.5	14.1	(4.9)

Income before income taxes	$472.3	$297.7	$66.8

Previously, the IRS challenged the timing of a deduction by Roadway Express related to prior years’ contributions to certain union pension plans. During the year ended December 31, 2004, YRC Worldwide reached a negotiated settlement with the IRS on behalf of Roadway and all related federal and state tax and interest has since been paid. All payments were charged against reserves established at acquisition date in purchase accounting.

In 2004, during the audit of YRC Worldwide for years 2000-01, the IRS proposed the revocation of the private ruling that the IRS issued to Yellow Transportation for tax year 1977 that allowed a deduction for post year-end contributions to union pension plans. Yellow Transportation has relied on that ruling to continue to deduct post year-end contributions each year since 1977. The IRS did not take any action relative to the revocation in 2004, and the IRS completed its audit of 2000-01 without any adjustment for union pension contributions. In November 2005, the IRS revoked the prior ruling, effective with the 2005 tax return. YRC Worldwide has submitted a “Pre-Filing Agreement” request to the IRS to discuss the potential timing and amount of any payment of tax related to the revocation of the ruling. The IRS has indicated a willingness to discuss settlement but has made no commitment regarding terms. If an acceptable settlement cannot be reached, YRC Worldwide will consider litigation to resolve the appropriate amount and timing of the deduction for contributions to union pension plans. The additional tax that could result from the complete disallowance of all post year end contributions is approximately $56 million. The financial statements are fully reserved for this potential liability.

In 2002, USF deducted a loss for its worthless investment in the stock of its subsidiary USF Worldwide upon the disposition of that stock for no consideration. USF is under IRS audit for years 2000-02, and the IRS has preliminarily questioned whether that deduction should be treated as a capital loss, which would not be fully deductible in 2002 or any other open tax year through 2005. The additional tax that could result should the loss ultimately be treated as a capital loss is approximately $48 million. USF established a reserve of approximately $19 million prior to acquisition by YRC Worldwide. YRC Worldwide has since concluded that treatment as a fully deductible ordinary loss is appropriate and will protest any proposal by the IRS to treat the loss as a capital loss; however, the reserve USF established will remain until resolution with the IRS is reached. Any tax liability other than $19 million would be an adjustment to the goodwill recorded in the purchase price allocation.

Commitments, Contingencies, and Uncertainties

YRC Worldwide incurs rental expenses under noncancelable lease agreements for certain buildings and operating equipment. Rental expense is charged to “operating expense and supplies” on the Statements of Consolidated Operations. Actual rental expense was $132.9 million, $95.1 million, and $42.6 million for the years ended December 31, 2005, 2004, and 2003, respectively.

At December 31, 2005, we were committed under noncancelable lease agreements requiring minimum annual rentals payable as follows:

(in millions)	2006	2007	2008	2009	2010	Thereafter
Minimum annual rentals	$106.5	$79.6	$56.4	$45.9	$12.5	$14.7

We expect in the ordinary course of business that leases will be renewed or replaced as they expire. The leases provide for fixed and escalating rentals and contingent escalating rentals based on the Consumer Price Index not to exceed certain specified amounts. We record rent for our operating leases on a straight-line basis over the base term of the lease agreements.

Projected 2006 gross capital expenditures are expected to be $450 to $475 million, of which approximately $61.6 million was committed at December 31, 2005.

Our outstanding letters of credit at December 31, 2005 included $2.6 million for workers’ compensation, property damage and liability claims against SCST. We agreed to maintain the letters of credit outstanding at the spin-off date until SCST obtained replacement letters of credit or third party guarantees. SCST agreed to use its reasonable best efforts to obtain these letters of credit or guarantees, which in many cases would allow us to obtain a release of our letters of credit. SCST also agreed to indemnify us for any claims against the letters of credit that we provide. SCST reimburses us for all fees incurred related to the remaining outstanding letters of credit. We also provided a guarantee of $2.4 million regarding certain lease obligations of SCST.

In 2004, USF shut down USF Red Star, a USF subsidiary that operated in the Northeastern U.S. Due to the shutdown, USF, now our wholly owned subsidiary, is subject to withdrawal liability under the Multi-Employer Pension Plan Amendment Act of 1980 (as amended, “MEPPA”) for up to 14 multi-employer pension plans. Based on information that USF has recently received from these plans, we estimate that USF Red Star could be liable for up to approximately $85 million. However, we also estimate that approximately $20 million of this liability could be abated because of contributions that Yellow Transportation, Roadway Express, New Penn and USF Holland made to certain of these 14 plans. Thus, at the purchase date, we reserved approximately $65 million for the liabilities. During the year ended December 31, 2005, we made payments of approximately $6.3 million resulting in a reserve of approximately $58.9 million at December 31, 2005. We have recognized these liabilities as an obligation assumed on the acquisition date of USF, resulting in additional goodwill. See “Acquisitions – USF Corporation” in these notes. The expected annual cash flow relative to this liability is approximately $8.5 million until further resolution. USF is entitled to review and contest liability assessments that various funds provided as well as determine whether additional abatement might be available as a result of other YRC Worldwide business units that make contributions to these plans. The final withdrawal liability may be adjusted when further information is available as we negotiate with the pension plans to agree on the correct calculation of withdrawal liability amounts and as sufficient information becomes available to determine the available abatement of the liability under MEPPA, including any necessary arbitration or litigation with the affected pension plans. The timing of any funding of USF Red Star’s withdrawal liabilities to any particular fund will depend upon agreement with the fund on the ultimate amount of the liability, the conclusion of any arbitration or litigation to settle any disputes and the determination at the end of a plan year of whether abatement is applicable. MEPPA provides that certain interim payments may be required until these events occur. MEPPA also provides that any ultimate withdrawal liability payments may be made in a lump sum or over a period of time.

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

Including the Teamsters WARN action mentioned above, either or both of USF or USF Red Star are currently named in five class action lawsuits alleging violations of the federal WARN Act. These suits have been consolidated into one action in the

United States District Court for the Eastern District of Pennsylvania. The plaintiffs in these suits sought 60 days back compensation for USF Red Star employees due to allegedly shutting down USF Red Star without adequate notice under the WARN Act. We have vigorously contested these lawsuits.

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

The Teamsters, USF, USF Holland, USF Red Star and the WARN class action plaintiffs have settled all of these disputes arising out of the USF Red Star shutdown. Pursuant to the settlement, USF Red Star will pay the WARN Act plaintiffs $7 million; the WARN Act plaintiffs will release USF Red Star, USF Holland and USF from any further liability; the unfair labor practice charges before the NLRB will be withdrawn; and certain related labor grievances will be settled. The court approved this settlement in January 2006. We have recognized this settlement obligation as a liability assumed on the acquisition date of USF, resulting in additional goodwill. See “Acquisitions – USF Corporation” in these notes.

In December 2003, Idealease Services, Inc. (“Idealease”) filed a complaint against USF Logistics in the Circuit Court of Cook County in Chicago, Illinois. Idealease was asking the court to require USF Logistics to specifically perform an alleged contractual obligation to buy back from Idealease a fleet of vehicles following the cessation of a customer’s business operations. In the interim, Idealease sold the vehicles and asked USF Logistics to pay Idealease the difference between the sale price of the vehicles and the price schedule set forth on the parties’ contract, approximately $4.9 million. Alternatively, Idealease contended that USF Logistics was liable for the unpaid lease payments of approximately $11.5 million, which remained payable because certain riders to the lease agreement are invalid due to a lack of consideration. In October 2005, USF Logistics settled this dispute for an agreement to pay $3 million. We have recognized the settlement obligation as a liability assumed on the acquisition date of USF, resulting in additional goodwill. See “Acquisitions – USF Corporation” in these notes.

We are involved in other litigation or proceedings that arise in ordinary business activities. We insure against these risks to the extent deemed prudent by our management, but no assurance can be given that the nature and amount of such insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future legal proceedings. Many of these insurance policies contain self-insured retentions in amounts we deem prudent. Based on our current assessment of information available as of the date of these financial statements, we believe that our financial statements include adequate provisions for estimated costs and losses that may be incurred with regard to the litigation and proceedings to which we are a party.

Environmental Matters

Remediation costs are accrued based on estimates of known environmental remediation exposure using currently available facts, existing environmental permits and technology and presently enacted laws and regulations. Our estimates of costs are developed based on internal evaluations and, when necessary, recommendations from external environmental consultants. These accruals are recorded when it is probable that we will be obligated to pay amounts for environmental site evaluation, remediation or related costs, and the amounts can be reasonably estimated. If the obligation can only be estimated within a range, we accrue the minimum amount in the range. These accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Where we have been identified as a potentially responsible party in a U.S. federal “Superfund” site, we accrue our share of the estimated remediation costs of the site based on the ratio of the estimated volume of waste contributed to the site by us to the total volume of waste at the site. As of December 31, 2005, recorded balances related to these matters were not material.

Other

USF Bestway’s collective bargaining agreement with the IBT initially expired on December 31, 2005. It has been subsequently extended until March 24, 2006 to permit the Company and the IBT the opportunity to negotiate a new agreement. We can provide no assurance that a new collective bargaining agreement will be entered into by USF Bestway or, if entered into, that the terms of such agreement will not be materially less favorable to us than the terms of the current collective bargaining agreement.

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

The accounting policies of the segments are the same as those described in the Summary of Accounting Policies note. The USF accounting policies have been conformed to YRC Worldwide effective as of May 24, 2005. We charge management fees and other corporate services to our segments based on the direct benefits received or as a percentage of revenue. Corporate operating losses represent operating expenses of the holding company, including salaries, wages and benefits, along with incentive compensation and professional services for all periods presented. In 2005, corporate operating losses included $4.0 million of executive severance charges and $0.7 million of acquisition charges. In 2004, corporate operating losses also included increased professional fees associated with the implementation of the Sarbanes-Oxley Act of 2002 of $5.5 million and $2.6 million of fees associated with the exchange of our contingently convertible notes in December 2004. In 2003, corporate operating losses also included $4.0 million for an industry conference that we have hosted periodically. Corporate identifiable assets primarily refer to cash, cash equivalents, technology assets and deferred debt issuance costs. Intersegment revenue relates to transportation services between our segments, as well as charges to Yellow Transportation for use of various Meridian IQ service names.

Revenue from foreign sources totaled $328.6 million, $220.2 million, and $29.5 million, in 2005, 2004, and 2003 respectively, and is largely derived from Canada, United Kingdom, Asia and Mexico. Long-lived assets located in foreign countries totaled $25.6 million and $23.5 million at December 31, 2005 and 2004, respectively.

The following table summarizes our operations by business segment:

(in millions)	Yellow Transportation	Roadway (a) Express	Regional(a),(d) Transportation	Meridian(e) IQ	Corporate / Eliminations	Consolidated
2005
External revenue	$3,417.4	$3,316.0	$1,564.4	$443.8	$—	$8,741.6
Intersegment revenue	3.9	5.1	6.4	3.8	(19.2)	—
Operating income (loss)	255.3	209.1	85.8	15.2	(29.1)	536.3
Adjustments to operating income (loss) (b)	(7.1)	1.2	8.8	(0.1)	4.8	7.6
Adjusted operating income (loss) (c)	248.2	210.3	94.6	15.1	(24.3)	543.9
Identifiable assets	1,065.1	2,075.0	2,099.3	279.4	215.4	5,734.2
Capital expenditures, net	78.7	56.9	82.3	12.0	26.5	256.4
Depreciation and amortization	84.7	74.4	67.1	10.7	13.7	250.6

2004
External revenue	$3,177.7	$3,118.2	$260.6	$211.0	$—	$6,767.5
Intersegment revenue	2.9	1.7	—	2.2	(6.8)	—
Operating income (loss)	191.5	158.3	33.9	3.7	(25.8)	361.6
Adjustments to operating income (loss) (b)	(3.1)	(1.4)	—	—	—	(4.5)
Adjusted operating income (loss) (c)	188.4	156.9	33.9	3.7	(25.8)	357.1
Identifiable assets	1,030.4	2,110.4	248.9	108.0	129.5	3,627.2
Capital expenditures, net	95.1	47.8	18.6	2.7	0.1	164.3
Depreciation and amortization	85.8	70.5	11.7	3.5	—	171.5

2003
External revenue	$2,809.5	$131.2	$9.8	$118.1	$—	$3,068.6
Intersegment revenue	2.4	—	—	2.2	(4.6)	—
Operating income (loss)	119.9	(6.1)	(0.2)	0.3	(25.3)	88.6
Adjustments to operating income (loss) (b)	19.0	—	—	0.5	3.0	22.5
Adjusted operating income (loss) (c)	138.9	(6.1)	(0.2)	0.8	(22.3)	111.1
Identifiable assets	986.5	2,002.4	340.7	79.9	53.7	3,463.2
Capital expenditures, net	94.3	1.2	0.5	3.1	0.1	99.2
Depreciation and amortization	80.3	3.5	0.7	2.9	—	87.4

(a)	In 2003, the segment information shown for Roadway Express and Regional Transportation (i.e. New Penn) represented income statement and capital expenditure information from the date of acquisition December 11, through December 31, 2003 and identifiable assets as of December 31, 2003.
(b)	Management excludes these items when evaluating operating income and segment performance to better evaluate the results of our core operations. In 2005, adjustments included acquisition charges, executive severance and gains on property disposals. In 2004, adjustments included gains on property disposals. In 2003, adjustments included acquisition charges, conforming accounting policies, a significant legal provision and gains on property disposals.
(c)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.
(d)	In 2005, the segment information shown for Regional Transportation represented New Penn results for the fiscal year end and USF income statement and capital expenditure information from the date of acquisition May 24, through December 31, 2005 and identifiable assets as of December 31, 2005. In 2004 and 2003, the segment information shown for Regional Transportation is only that of New Penn.
(e)	In 2005, the segment information shown for Meridian IQ includes the results of USF Logistics from the date of acquisition, May 24, through December 31, 2005 and identifiable assets as of December 31, 2005.

Earnings per Common Share

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury stock method for stock options and assumes conversion of the Company’s convertible senior notes.

(in thousands except per share data)	2005	2004	2003
Numerator:
Net income for basic earnings per share	$288,130	$184,327	$40,683
Interest expense on convertible senior notes (net of tax)	183	188	—

Net income for diluted earnings per share	$288,313	$184,515	$40,683

Denominator:
Weighted average number of common shares outstanding (basic)	54,358	48,149	30,370
Weighted average dilutive stock options and restricted stock	658	613	285
Assumed conversion of convertible senior notes	1,889	412	—

Weighted average number of common and common equivalent shares outstanding (diluted)	56,905	49,174	30,655

Basic earnings per share	$5.30	$3.83	$1.34

Diluted earnings per share	$5.07	$3.75	$1.33

The impacts of certain options were excluded from the calculation of diluted earnings per share because average exercise prices were greater than the average market price of common shares. Data regarding those options is summarized below:

(in thousands except per share data)	2005	2004	2003
Weighted average option shares outstanding	—	—	148
Weighted average exercise price	$—	$—	$29.67

Common Stock Repurchase Program

In September 2005, our Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $50 million of our common stock. During 2005, we repurchased approximately 1.1 million shares at a total cost of approximately $50 million.

Condensed Consolidating Financial Statements

Guarantees of the Contingent Convertible Senior Notes

In August 2003, YRC Worldwide issued 5.0% contingent convertible senior notes due 2023. In November 2003, we issued 3.375% contingent convertible senior notes (the August and November issuances, collectively, may also be known as the “contingent convertible senior notes”) due 2023. In December 2004, we completed exchange offers pursuant to which holders of the contingent convertible senior notes could exchange their notes for an equal amount of new net share settled contingent convertible senior notes. Substantially all notes were exchanged as part of the exchange offers. In May 2005, we completed the private placement of $150 million in aggregate principle amount of senior floating rate notes due 2008. In connection with the net share settled contingent convertible senior notes and the floating rate notes, the following 100% owned subsidiaries of YRC Worldwide have issued guarantees in favor of the holders of the net share settled contingent convertible senior notes and floating rate notes: Yellow Transportation, Inc., Mission Supply Company, Yellow Relocation Services, Inc., YRC Worldwide Technologies, Inc., Meridian IQ Inc., MIQ LLC (formerly Yellow GPS, LLC), Globe.com Lines, Inc., Roadway LLC, Roadway Next Day Corporation, Roadway Express, Inc. USF Holland and USF Corporate. Each of the guarantees is full and unconditional and joint and several.

The summarized consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of YRC Worldwide or any guarantor to obtain funds from its subsidiaries by dividend or loan.

The following represents summarized condensed consolidating financial information as of December 31, 2005 and 2004 with respect to the financial position and for the years ended December 31, 2005, 2004 and 2003 for results of operations and cash flows of YRC Worldwide and its subsidiaries. The 2003 Condensed Consolidating Statements of Operations and Condensed Consolidating Statements of Cash Flows contain Roadway LLC information from the date of acquisition (December 11) through December 31. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the contingent convertible senior notes and the floating rate notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes and the floating rate notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws, Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheets December 31, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$20	$18	$44	$—	$82
Intercompany advances receivable	—	(71)	71	—	—
Accounts receivable, net	(61)	32	1,202	(9)	1,164
Prepaid expenses and other	7	135	90	—	232

Total current assets	(34)	114	1,407	(9)	1,478
Property and equipment	1	3,024	583	—	3,608
Less – accumulated depreciation	(1)	(1,341)	(60)	—	(1,402)

Net property and equipment	—	1,683	523	—	2,206
Investment in subsidiaries	3,037	7	—	(3,044)	—
Receivable from affiliate	(354)	356	(2)	—	—
Goodwill and other assets	265	1,933	363	(511)	2,050

Total assets	$2,914	$4,093	$2,291	$(3,564)	$5,734

Intercompany advances payable	$405	$(574)	$378	$(209)	$—
Accounts payable	10	314	70	—	394
Wages, vacations and employees’ benefits	12	450	61	—	523
Claims and insurance accruals	—	110	134	(43)	201
Other current and accrued liabilities	5	141	26	—	172
Current maturities of long-term debt	—	—	375	—	375

Total current liabilities	432	441	1,044	(252)	1,665
Payable to affiliate	(105)	(209)	464	(150)	—
Long-term debt, less current portion	595	518	—	—	1,113
Deferred income taxes, net	4	242	141	—	387
Claims and other liabilities	26	496	176	(65)	633
Commitments and contingencies
Shareholders’ equity	1,962	2,605	466	(3,097)	1,936

Total liabilities and shareholders’ equity	$2,914	$4,093	$2,291	$(3,564)	$5,734

December 31, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$82	$7	$17	$—	$106
Intercompany advances receivable	—	484	—	(484)	—
Accounts receivable, net	3	14	762	—	779
Prepaid expenses and other	4	149	15	—	168

Total current assets	89	654	794	(484)	1,053
Property and equipment	—	2,541	131	—	2,672
Less – accumulated depreciation	—	(1,231)	(18)	—	(1,249)

Net property and equipment	—	1,310	113	—	1,423
Investment in subsidiaries	1,162	97	—	(1,259)	—
Receivable from affiliate	8	127	39	(174)	—
Goodwill and other assets	218	953	180	(200)	1,151

Total assets	$1,477	$3,141	$1,126	$(2,117)	$3,627

Intercompany advances payable	$—	$—	$684	$(684)	$—
Accounts payable	8	276	23	—	307
Wages, vacations and employees’ benefits	17	391	20	—	428
Other current and accrued liabilities	—	117	7	—	124
ABS borrowings	17	66	3	—	86
Current maturities of long-term debt	250	4	—	—	254

Total current liabilities	292	854	737	(684)	1,199
Intercompany debt	—	16	158	(174)	—
Long-term debt, less current portion	150	254	—	—	404
Deferred income taxes, net	(5)	286	39	—	320
Claims and other liabilities	18	457	15	—	490
Commitments and contingencies
Shareholders’ equity	1,022	1,274	177	(1,259)	1,214

Total liabilities and shareholders’ equity	$1,477	$3,141	$1,126	$(2,117)	$3,627

Condensed Consolidating Statements of Operations

For the year ended December 31, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$61	$7,693	$1,395	$(408)	$8,741

Operating expenses:
Salaries, wages and employees’ benefits	48	4,454	649	(40)	5,111
Operating expenses and supplies	35	1,430	282	(309)	1,438
Depreciation and amortization	—	202	49	—	251
Purchased transportation	—	743	271	(23)	991
Gains on property disposals, net	—	(5)	—	—	(5)
Other operating expenses	—	361	51	(6)	406
Acquisition and executive severance charges	5	2	6	—	13

Total operating expenses	88	7,187	1,308	(378)	8,205

Operating income (loss)	(27)	506	87	(30)	536

Nonoperating (income) expenses:
Interest expense	36	32	72	(77)	63
Other, net	(346)	180	(197)	364	1

Nonoperating (income) expenses, net	(310)	212	(125)	287	64

Income (loss) before income taxes	283	294	212	(317)	472
Income tax provision	(1)	108	77	—	184

Net income (loss)	$284	$186	$135	$(317)	$288

For the year ended December 31, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$48	$6,291	$483	$(55)	$6,767

Operating expenses:
Salaries, wages and employees’ benefits	37	3,900	235	—	4,172
Operating expenses and supplies	32	921	108	(49)	1,012
Depreciation and amortization	—	156	15	—	171
Purchased transportation	—	663	94	(4)	753
Other operating expenses	3	285	14	—	302
Losses (gains) on property disposals, net	—	(4)	(1)	—	(5)

Total operating expenses	72	5,921	465	(53)	6,405

Operating income (loss)	(24)	370	18	(2)	362

Nonoperating (income) expenses:
Interest expense	28	72	33	(89)	44
Other, net	(1)	64	(130)	87	20

Nonoperating (income) expenses, net	27	136	(97)	(2)	64

Income (loss) before income taxes	(51)	234	115	—	298
Income tax provision	(8)	81	41	—	114

Net income (loss)	$(43)	$153	$74	$—	$184

For the year ended December 31, 2003 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$13	$3,029	$40	$(13)	$3,069
Operating expenses:
Salaries, wages and employees’ benefits	15	1,936	19	—	1,970
Operating expenses and supplies	18	421	24	(13)	450
Depreciation and amortization	—	86	1	—	87
Purchased transportation	—	306	12	—	318
Other operating expenses	—	148	4	—	152
Losses (gains) on property disposals, net	—	—	—	—	—
Acquisition charges	3	—	—	—	3

Total operating expenses	36	2,897	60	(13)	2,980

Operating income (loss)	(23)	132	(20)	—	89

Nonoperating (income) expenses:
Interest expense	18	6	7	(10)	21
Other, net	(2)	54	(61)	10	1

Nonoperating (income) expenses, net	16	60	(54)	—	22

Income (loss) before income taxes	(39)	72	34	—	67
Income tax provision	(14)	28	12	—	26

Net income (loss)	$(25)	$44	$22	$—	$41

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash from (used in) operating activities	$52	$242	$193	$11	$498

Investing activities:
Acquisition of property and equipment	—	(233)	(71)	—	(304)
Proceeds from disposal of property and equipment	—	35	13	—	48
Acquisition of companies	(821)	46	21	—	(754)
Investment in affiliate	(46)	—	—		(46)
Other	—	2	10	—	12

Net cash used in investing activities	(867)	(150)	(27)	—	(1,044)

Financing Activities:
ABS borrowings	—	—	375	—	375
Debt issuance costs	(4)	—	—	—	(4)
Issuance of long-term debt	195	(5)	—	—	190
Proceeds from exercise of stock options	11	—	—	—	11
Cash dividends paid to shareholders	—	8	(8)		—
Treasury stock repurchase	(50)	—	—		(50)
Intercompany advances / repayments	601	(84)	(506)	(11)	—

Net cash provided by (used in) financing activities	753	(81)	(139)	(11)	522

Net increase (decrease) in cash and cash equivalents	(62)	11	27	—	(24)
Cash and cash equivalents, beginning of year	82	7	17	—	106

Cash and cash equivalents, end of year	$20	$18	$44	$—	$82

For the year ended December 31, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash from (used in) operating activities	$63	$450	$(78)	$—	$435

Investing activities:
Acquisition of property and equipment	—	(175)	(27)	—	(202)
Proceeds from disposal of property and equipment	—	34	4	—	38
Acquisition of subsidiaries	(10)	—	—	—	(10)
Other	4	—	—	—	4

Net cash used in investing activities	(6)	(141)	(23)	—	(170)

Financing Activities:
ABS borrowings	—	—	(72)	—	(72)
Debt issuance costs	(3)	—	—	—	(3)
Repayment of long-term debt	(179)	4	—	—	(175)
Proceeds from exercise of stock options	16	—	—	—	16
Intercompany advances / repayments	172	(326)	154	—	—

Net cash provided by (used in) financing activities	6	(322)	82	—	(234)

Net increase (decrease) in cash and cash equivalents	63	(13)	(19)	—	31
Cash and cash equivalents, beginning of year	19	20	36	—	75

Cash and cash equivalents, end of year	$82	$7	$17	$—	$106

For the year ended December 31, 2003 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash from (used in) operating activities	$(120)	$278	$42	$(44)	$156

Investing activities:
Acquisition of property and equipment	—	(103)	(1)	—	(104)
Proceeds from disposal of property and equipment	—	4	—	—	4
Acquisition of subsidiaries	(513)	—	—	—	(513)

Net cash used in investing activities	(513)	(99)	(1)	—	(613)

Financing Activities:
Proceeds from issuance of debt	575	—	—	—	575
ABS borrowings	—	—	22	—	22
Debt issuance costs	(35)	—	—	—	(35)
Repayment of long-term debt	(55)	(5)	—	—	(60)
Treasury stock purchases	(3)	—	—	—	(3)
Proceeds from exercise of stock options	5	—	—	—	5
Intercompany advances / repayments	143	(156)	(31)	44	—

Net cash provided by (used in) financing activities	630	(161)	(9)	44	504

Net increase (decrease) in cash and cash equivalents	(3)	18	32	—	47
Cash and cash equivalents, beginning of year	22	2	4	—	28

Cash and cash equivalents, end of year	$19	$20	$36	$—	$75

Guarantees of the Senior Notes Due 2008

In connection with the senior notes due 2008, assumed by virtue of the merger agreement, and in addition to the primary obligor, Roadway LLC, YRC Worldwide and its following 100% owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2008: Roadway Next Day Corporation, New Penn Motor Express, Inc., Roadway Express, Inc., Roadway Reverse Logistics, Inc. and Roadway Express International, Inc. Each of the guarantees is full and unconditional and joint and several.

The summarized consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of YRC Worldwide or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan.

The following represents summarized condensed consolidating financial information of YRC Worldwide and its subsidiaries as of December 31, 2005 and 2004 with respect to the financial position, and for the years ended December 31, 2005, 2004 and 2003 for results of operations and cash flows. The 2003 Condensed Consolidating Statements of Operations and Condensed Consolidating Statements of Cash Flows contain Roadway LLC information from the date of acquisition (December 11) through December 31. The primary obligor column presents the financial information of Roadway LLC. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2008 including YRC Worldwide, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheets

December 31, 2005 (in millions)	Primary Obligor	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$34	$48	$—	$82
Intercompany advances receivable	—	(22)	22	—	—
Accounts receivable, net	—	(81)	1,254	(9)	1,164
Prepaid expenses and other	1	56	175	—	232

Total current assets	1	(13)	1,499	(9)	1,478
Property and equipment	—	914	2,694	—	3,608
Less – accumulated depreciation	—	(130)	(1,272)	—	(1,402)

Net property and equipment	—	784	1,422	—	2,206
Investment in subsidiaries	—	3,037	7	(3,044)	—
Receivable from affiliate	126	(305)	179	—	—
Goodwill and other assets	656	1,278	980	(864)	2,050

Total assets	$783	$4,781	$4,087	$(3,917)	$5,734

Intercompany advances payable	$—	$111	$98	$(209)	$—
Accounts payable	—	113	281	—	394
Wages, vacations and employees’ benefits	—	226	297	—	523
Claims and insurance accruals	—	43	158	—	201
Other current and accrued liabilities	1	25	146	—	172
Current maturities of long-term debt	—	—	375	—	375

Total current liabilities	1	518	1,355	(209)	1,665
Due to affiliate	—	545	105	(650)	—
Long-term debt, less current portion	239	595	279	—	1,113
Deferred income taxes, net	(7)	199	195	—	387
Claims and other liabilities	—	276	357	—	633
Commitments and contingencies
Shareholders’ equity	550	2,648	1,796	(3,058)	1,936

Total liabilities and shareholders’ equity	$783	$4,781	$4,087	$(3,917)	$5,734

December 31, 2004 (in millions)	Primary Obligor	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$89	$17	$—	$106
Intercompany advances receivable	76	542	—	(618)	—
Accounts receivable, net	—	(1)	780	—	779
Prepaid expenses and other	11	69	88	—	168

Total current assets	87	699	885	(618)	1,053
Property and equipment	—	876	1,796	—	2,672
Less – accumulated depreciation	—	(70)	(1,179)	—	(1,249)

Net property and equipment	—	806	617	—	1,423
Investment in subsidiaries	671	57	1	(729)	—
Receivable from affiliate	650	(12)	12	(650)	—
Goodwill and other assets	6	1,045	100	—	1,151

Total assets	$1,414	$2,595	$1,615	$(1,997)	$3,627

Intercompany advances payable	$—	$—	$618	$(618)	$—
Accounts payable	—	123	184	—	307
Wages, vacations and employees’ benefits	—	238	190	—	428
Claims and insurance accruals	—	59	65	—	124
Other current and accrued liabilities	(16)	71	31	—	86
Current maturities of long-term debt	—	250	4	—	254

Total current liabilities	(16)	741	1,092	(618)	1,199
Due to affiliate	—	626	24	(650)	—
Long-term debt, less current portion	244	150	10	—	404
Deferred income taxes, net	(9)	212	117	—	320
Claims and other liabilities	—	334	156	—	490
Commitments and contingencies
Shareholders’ equity	1,195	532	216	(729)	1,214

Total liabilities and shareholders’ equity	$1,414	$2,595	$1,615	$(1,997)	$3,627

Condensed Consolidated Statements of Operations

For the year ended December 31, 2005 (in millions)	Primary Obligor	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenue	$—	$3,502	$5,579	$(340)	$8,741
Operating expenses:
Salaries, wages and benefits	—	2,085	3,040	(14)	5,111
Operating expenses and supplies	—	632	1,088	(282)	1,438
Depreciation and amortization	—	84	167	—	251
Purchased transportation	—	341	663	(13)	991
Other operating expenses	—	141	265	—	406
Losses (gains) on property disposals, net	—	1	(6)	—	(5)
Acquisition and executive severance charges	—	5	8	—	13

Total operating expenses	—	3,289	5,225	(309)	8,205

Operating income (loss)	—	213	354	(31)	536

Nonoperating (income) expenses:
Interest expense	14	88	82	(121)	63
Other, net	(53)	(256)	(98)	408	1

Nonoperating (income) expenses, net	(39)	(168)	(16)	287	64

Income before income taxes	39	381	370	(318)	472
Income tax provision	14	34	136	—	184

Net income (loss)	$25	$347	$234	$(318)	$288

For the year ended December 31, 2004 (in millions)	Primary Obligor	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenue	$—	$3,229	$3,539	$(1)	$6,767
Operating expenses:
Salaries, wages and benefits	—	2,082	2,090	—	4,172
Operating expenses and supplies	—	465	548	(1)	1,012
Depreciation and amortization	—	79	92	—	171
Purchased transportation	—	306	447	—	753
Other operating expenses	—	143	159	—	302
Gains on property disposals, net	—	(1)	(4)	—	(5)
Acquisition charges	—	—	—	—	—

Total operating expenses	—	3,074	3,332	(1)	6,405

Operating income (loss)	—	155	207	—	362

Nonoperating (income) expenses:
Interest expense	14	46	38	(54)	44
Other, net	(53)	65	(46)	54	20

Nonoperating (income) expenses, net	(39)	111	(8)	—	64

Income (loss) before income taxes	39	44	215	—	298
Income tax provision	15	24	75	—	114

Net income (loss)	$24	$20	$140	$—	$184

For the year ended December 31, 2003 (in millions)	Primary Obligor	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenue	$—	$149	$2,938	$(18)	$3,069
Operating expenses:
Salaries, wages and benefits	—	106	1,864	—	1,970
Operating expenses and supplies	—	39	425	(14)	450
Depreciation and amortization	—	4	83	—	87
Purchased transportation	—	17	303	(2)	318
Other operating expenses	—	8	144	—	152
Losses (gains) on property disposals, net	—	—	—	—	—
Acquisition charges	—	3	—	—	3

Total operating expenses	—	177	2,819	(16)	2,980

Operating income (loss)	—	(28)	119	(2)	89

Nonoperating (income) expenses:
Interest expense	1	20	5	(5)	21
Other, net	(3)	(1)	2	3	1

Nonoperating (income) expenses, net	(2)	19	7	(2)	22

Income (loss) before income taxes	2	(47)	112	—	67
Income tax provision	1	(18)	43	—	26

Net income (loss)	$1	$(29)	$69	$—	$41

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2005 (in millions)	Primary Obligor	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net cash from (used in) operating activities	$50	$91	$360	$(3)	$498

Investing activities:
Acquisition of property and equipment	—	(84)	(220)	—	(304)
Proceeds from disposal of property and equipment	—	16	32	—	48
Acquisition of subsidiaries	—	(819)	65	—	(754)
Investment in affiliate	—	(46)	—		(46)
Other	—	—	12	—	12

Net cash used in investing activities	—	(933)	(111)	—	(1,044)

Financing Activities:
ABS borrowings, net	—	—	375	—	375
Debt issuance costs	—	(4)	—	—	(4)
Issuance of long-term debt	—	195	(5)	—	190
Proceeds from exercise of stock options	—	11	—	—	11
Cash dividends paid to shareholders	—	8	(8)	—	—
Treasury stock repurchase	—	(50)	—	—	(50)
Intercompany advances / repayments	(50)	627	(580)	3	—

Net cash provided by (used in) financing activities	(50)	787	(218)	3	522

Net increase (decrease) in cash and cash equivalents	—	(55)	31	—	(24)
Cash and cash equivalents, beginning of year	—	89	17	—	106

Cash and cash equivalents, end of year	$—	$34	$48	$—	$82

For the year ended December 31, 2004 (in millions)	Primary Obligor	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net cash from (used in) operating activities	$34	$198	$203	$—	$435

Investing activities:
Acquisition of property and equipment	—	(92)	(110)	—	(202)
Proceeds from disposal of property and equipment	—	28	10	—	38
Acquisition of subsidiaries	—	(10)	—	—	(10)
Other	4	—	—	—	4

Net cash used in investing activities	4	(74)	(100)	—	(170)

Financing Activities:
ABS borrowings, net	—	—	(72)	—	(72)
Debt issuance costs	—	(3)	—	—	(3)
Repayment of long-term debt	—	(175)	—	—	(175)
Proceeds from exercise of stock options	—	16	—	—	16
Intercompany advances / repayments	(38)	65	(27)	—	—

Net cash provided by (used in) financing activities	(38)	(97)	(99)	—	(234)

Net increase (decrease) in cash and cash equivalents	—	27	4	—	31
Cash and cash equivalents, beginning of year	—	62	13	—	75

Cash and cash equivalents, end of year	$—	$89	$17	$—	$106

For the year ended December 31, 2003 (in millions)	Primary Obligor	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net cash from (used in) operating activities	$(24)	$9	$171	$—	$156

Investing activities:
Acquisition of property and equipment	—	(3)	(101)	—	(104)
Proceeds from disposal of property and equipment	—	1	3	—	4
Acquisition of subsidiaries	—	(513)	—	—	(513)

Net cash used in investing activities	—	(515)	(98)	—	(613)

Financing Activities:
Issuance of long-term debt	—	575	—	—	575
ABS borrowings, net	—	—	22	—	22
Debt issuance costs	—	(35)	—	—	(35)
Repayment of long-term debt	—	(55)	(5)	—	(60)
Treasury stock purchases		(3)	—	—	(3)
Proceeds from exercise of stock options	—	5	—	—	5
Intercompany advances / repayments	—	91	(91)	—	—

Net cash provided by (used in) financing activities	—	578	(74)	—	504

Net increase (decrease) in cash and cash equivalents	(24)	72	(1)	—	47
Cash and cash equivalents, beginning of year	24	(10)	14	—	28

Cash and cash equivalents, end of year	$—	$62	$13	$—	$75

Guarantees of the Senior Notes Due 2009 and 2010

In connection with the senior notes due 2009 and 2010 that YRC Worldwide assumed by virtue of its merger with USF, and in addition to the primary obligor, USF, YRC Worldwide and its following 100% owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2009 and 2010: USF Sales Corporation, USF Holland Inc., USF Bestway Inc., USF Bestway Leasing Inc., USF Reddaway Inc., USF Dugan Inc., USF Glen Moore Inc., USF Distribution Services Inc., USF Logistic Services Inc. and IMUA Handling Corporation. Each of the guarantees is full and unconditional and joint and several.

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

The following represents summarized condensed consolidating financial information of YRC Worldwide and its subsidiaries as of December 31, 2005 with respect to the financial position, for the year ended December 31, 2005 for results of operations, and for the year ended December 31, 2005 for statement of cash flows. The Condensed Consolidating Statements of Operations and Condensed Consolidating Statement of Cash Flows contain USF information from the date of acquisition (May 24) through December 31. The primary obligor column presents the financial information of USF Corporation. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2009 and 2010 including YRC Worldwide, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheets

December 31, 2005 (in millions)	Primary Obligor	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$42	$40	$—	$82
Intercompany advances receivable	—	—	—	—	—
Accounts receivable, net	1	(20)	1,183	—	1,164
Prepaid expenses and other	(7)	59	180	—	232

Total current assets	(6)	81	1,403	—	1,478
Property and equipment	2	792	2,814	—	3,608
Less – accumulated depreciation	(1)	(50)	(1,351)	—	(1,402)

Net property and equipment	1	742	1,463	—	2,206
Investment in subsidiaries	—	3,038	7	(3,045)	—
Receivable from affiliate	166	(359)	193	—	—
Goodwill and other assets	834	354	1,222	(360)	2,050

Total assets	$995	$3,856	$4,288	$(3,405)	$5,734

Intercompany advances payable	$—	$211	$(11)	$(200)	$—
Accounts payable	—	87	307	—	394
Wages, vacations and employees’ benefits	(1)	102	422	—	523
Claims and insurance accruals	(6)	77	173	(43)	201
Other current and accrued liabilities	52	55	65	—	172
Current maturities of long-term debt	—	—	375	—	375

Total current liabilities	45	532	1,331	(243)	1,665
Due to affiliate	(314)	184	130	—	—
Long-term debt, less current portion	269	595	249	—	1,113
Deferred income taxes, net	(84)	120	351	—	387
Claims and other liabilities	109	30	559	(65)	633
Commitments and contingencies
Shareholders’ equity	970	2,395	1,668	(3,097)	1,936

Total liabilities and shareholders’ equity	$995	$3,856	$4,288	$(3,405)	$5,734

Condensed Consolidating Statements of Operations

For the year ended December 31, 2005 (in millions)	Primary Obligor	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenue	$51	$1,523	$7,575	$(408)	$8,741
Operating expenses:
Salaries, wages and benefits	8	871	4,273	(41)	5,111
Operating expenses and supplies	7	341	1,400	(310)	1,438
Depreciation and amortization	5	53	193	—	251
Purchased transportation	—	141	873	(23)	991
Other operating expenses	27	79	306	(6)	406
Losses (gains) on property disposals, net	—	1	(6)	—	(5)
Acquisition and executive severance charges	2	11	—	—	13

Total operating expenses	49	1,497	7,039	(380)	8,205

Operating income (loss)	2	26	536	(28)	536

Nonoperating (income) expenses:
Interest expense	9	43	88	(77)	63
Other, net	(20)	(321)	(21)	363	1

Nonoperating (income) expenses, net	(11)	(278)	67	286	64

Income before income taxes	13	304	469	(314)	472
Income tax provision	2	5	177	—	184

Net income (loss)	$11	$299	$292	$(314)	$288

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2005 (in millions)	Primary Obligor	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net cash from (used in) operating activities	$(38)	$208	$317	$11	$498

Investing activities:
Acquisition of property and equipment	—	(89)	(215)	—	(304)
Proceeds from disposal of property and equipment	1	15	32	—	48
Acquisition of subsidiaries	43	(824)	27	—	(754)
Investment in affiliate	—	(46)	—	—	(46)
Other	2	—	10	—	12

Net cash used in investing activities	46	(944)	(146)	—	(1,044)

Financing Activities:
ABS borrowings, net	—	—	375	—	375
Debt issuance costs	—	(4)	—	—	(4)
Repayment of long-term debt	—	195	(5)	—	190
Proceeds from exercise of stock options	—	11	—	—	11
Cash dividends paid to shareholders	—	—	—	—	—
Treasury stock repurchase	—	(50)	—	—	(50)
Intercompany advances / repayments	(8)	544	(525)	(11)	—

Net cash provided by (used in) financing activities	(8)	696	(155)	(11)	522

Net increase (decrease) in cash and cash equivalents	—	(40)	16	—	(24)
Cash and cash equivalents, beginning of year	—	82	24	—	106

Cash and cash equivalents, end of year	$—	$42	$40	$—	$82

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YRC Worldwide Inc.:

We have audited the accompanying consolidated balance sheets of YRC Worldwide Inc. and subsidiaries (formerly, Yellow Roadway Corporation) (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YRC Worldwide Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of YRC Worldwide Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri

March 15, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YRC Worldwide Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that YRC Worldwide Inc. and subsidiaries (formerly, Yellow Roadway Corporation) (the Company) maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). YRC Worldwide Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that YRC Worldwide Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, YRC Worldwide Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

YRC Worldwide Inc. acquired USF Corporation and the Asia business of GPS Logistics Group Ltd. during 2005 and management excluded from its assessment of the effectiveness of YRC Worldwide Inc.’s internal control over financial reporting as of December 31, 2005, USF Corporation and the Asia business of GPS Logistics Group Ltd.’s internal control over financial reporting associated with total assets of $1.9 billion and total revenues of $1.5 billion included in the consolidated financial statements of YRC Worldwide Inc. and subsidiaries as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of YRC Worldwide Inc. also excluded an evaluation of internal control over financial reporting of USF Corporation and the Asia business of GPS Logistics Group Ltd.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of YRC Worldwide Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri

March 15, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the years ended December 31, 2005 and 2004, there were no disagreements with KPMG LLP on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of KPMG LLP, would have caused them to make reference to the subject matter of the disagreement in connection with the audit reports on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a rigorous set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this report and have determined that the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining a system of adequate internal control over the Company’s financial reporting, which is designed to provide reasonable assurance regarding the preparation of reliable published consolidated financial statements.

The Company’s management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” that the Committee of Sponsoring Organizations of the Treadway Commission issued.

Based on its assessment using those criteria, management believes that, as of December 31, 2005, the Company’s system of internal control over financial reporting was effective.

KPMG LLP, the registered public accounting firm that audited our December 31, 2005 consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s system of internal control over financial reporting. The KPMG LLP attestation report is included herein.

The Company has elected to exclude Meridian IQ Asian operations and the USF Corporation entities from the scope of the Company’s 2005 annual assessment as allowed under the guidance provided by the SEC in Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, Frequently Asked Questions (revised October 6, 2004). We will include the Meridian IQ Asian operations and the USF Corporation entities in our assessment of the Company’s internal control over financial reporting as of December 31, 2006.

2005 Acquisitions

In March 2005, we completed the acquisition of the Asian business of GPS Logistics Group Ltd. (now known as the Meridian IQ Asian operations). Due to the complexity of the Company’s Meridian IQ Asian operations, we expect the implementation of our internal controls over financial reporting throughout such operations will be a lengthy process. The acquisition of the Meridian IQ Asian operations has not materially affected and is not likely to materially affect our internal control over financial reporting. However, as a result of our integration of the Meridian IQ Asian operations, controls will be periodically changed. Management has determined that it would be difficult for the Company to complete its assessment of internal controls over financial reporting at the Meridian IQ Asian operations as of December 31, 2005 as required by Section 404 of the Sarbanes-Oxley Act.

On May 24, 2005, we completed the acquisition of USF, and we are currently in the process of integrating the USF activities. Given the significance of the USF acquisition, we believe that the internal controls and procedures of USF and its subsidiaries are reasonably likely to materially affect the Company’s internal controls over financial reporting. As a result of our integration of the USF entities, controls will be periodically changed.

We intend to disclose in the Company’s annual report for the year ended December 31, 2006, any material changes to the Company’s internal control over financial reporting that may be made as a result of the integration of the Meridian IQ Asian operations and the USF Corporation entities.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following are our executive officers as of March 15, 2006:

Name	Age	Position(s) Held
William D. Zollars	58	Chairman of the Board, President and Chief Executive Officer of YRC Worldwide (since November 1999); President of Yellow Transportation (1996 - 1999); Senior Vice President of Ryder Integrated Logistics, Inc. (1994-1996).

Donald G. Barger, Jr.	63

Senior Vice President and Chief Financial Officer of YRC Worldwide

(since November 2000); Vice President and Chief Financial Officer of Hillenbrand Industries, Inc. (1998 - 2000); Vice President and Chief Financial Officer of Worthington Industries (1993-1998).

Daniel J. Churay	43	Senior Vice President, General Counsel and Secretary of YRC Worldwide (since September 2002); Senior Counsel, Fulbright & Jaworski L.L.P. (2002); Deputy General Counsel and Assistant Secretary of Baker Hughes Incorporated (1998-2002).

James D. Staley	55	President and Chief Executive Officer of YRC Regional Transportation (since May 2005); President and Chief Executive Officer of Roadway LLC (December 2004 – May 2005); President and Chief Executive Officer of Roadway Corporation (2004); President and Chief Operating Officer of Roadway Express (1998 - 2004); Vice President – Operations of Roadway Express (1993 - 1998).

Michael J. Smid	50	President and Chief Executive Officer of Roadway Express, Inc (since September 2005); President and Chief Integration Officer of YRC Worldwide Enterprise Services (January 2004 – September 2005); Executive Vice President and Chief Administrative Officer of Yellow Transportation (2000-2004).

James L. Welch	51	President and Chief Executive Officer of Yellow Transportation (since June 2000); Central Group Vice President of Yellow Transportation (1998 - 2000).

Steven T. Yamasaki	51	Senior Vice President – Human Resources of YRC Worldwide (since May 2004); Senior Vice President – Human Resources of ConAgra Foods, Inc. (2004); Vice President – Human Resources of Honeywell International (1997 – 2004).

Paul F. Liljegren	51	Vice President, Controller and Chief Accounting Officer of YRC Worldwide (since September 2005); Vice President, Risk and Assurance of YRC Worldwide (2004 to 2005); Corporate Treasurer of Butler Manufacturing Company (1998 to 2004); Vice President, Finance for a division of Butler Manufacturing Company (1991 to 1998).

The terms of each YRC Worldwide officer designated above are scheduled to expire at the Board of Directors’ meeting immediately following our Annual Meeting of Shareholders. The terms of each officer of our subsidiary companies are scheduled to expire on the date of the next annual meeting of shareholders of that company or until the officer’s successor is elected or otherwise qualified or until the Board of Directors otherwise removes the officer. No family relationships exist among any of the executive officers named above.

We have adopted a written Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers. It is available under “Board Committee Charters & Code of Conduct” on our website located at www.yrcw.com, or a copy may be obtained without charge by contacting the Company’s investor relations representative by telephone at (913) 696 6100 or by mail at YRC Worldwide Inc., Attention: Investor Relations, 10990 Roe Avenue, Overland Park, KS 66211.

Item 11. Executive Compensation

The information that this item requires is included under the caption “Executive Compensation” in our Proxy Statement related to the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information that this item requires relating to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is included under the captions “Amount and Nature of Beneficial Ownership” and “Equity Compensation Plan Information” in our Proxy Statement related to the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

The information that this item requires is included under the caption “Audit/Ethics Committee Report” in our Proxy Statement related to the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements Schedule

Pages
Independent Auditors’ Report on
Financial Statement Schedule	90

For the years ended December 31, 2005, 2004 and 2003:
Schedule II—Valuation and Qualifying Accounts	91

Schedules other than those listed are omitted for the reason that they are not required or are not applicable.

(a)(2) Exhibits

Form 10-K Exhibits

2.1	Agreement and Plan of Merger, dated as of February 27, 2005, as amended as of May 1, 2005, by and among Yellow Roadway Corporation, Yankee II LLC and USF Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on May 1, 2005, Reg. No. 000-12255).

3.1	Certificate of Incorporation of the company (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255).

3.2	Certificate of Amendment to the Certificate of Incorporation of the company changing the name of the company to Yellow Roadway Corporation (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8, SEC File No. 333-111499).

3.3	Certificate of Ownership and Merger, merging YRC Worldwide Inc. into Yellow Roadway Corporation, effecting a name change to YRC Worldwide Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on January 3, 2006, Reg. No. 000-12255).

3.4	Bylaws of the company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on April 21, 2005, Reg. No. 000-12255).

4.1	Certificate of Incorporation of the company (incorporated by reference to Exhibit 3.1 to this Annual Report on Form 10-K), as amended by Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to this Annual Report on Form 10-K), and Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.3 to this Annual Report on Form 10-K).

4.2	Bylaws (incorporated by reference to Exhibit 3.4 to this Annual Report on Form 10-K).

4.3	Indenture (including form of note) dated August 8, 2003 among Yellow Roadway Corporation, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to Yellow Roadway Corporation’s 5.0% Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-4, filed on August 19, 2003, Reg. No. 333-108081).

4.4	Supplemental Indenture, dated as of December 11, 2003, among Roadway LLC, as successor obligor, YRC Worldwide, Inc., as a Guarantor, and SunTrust Bank, as Trustee, supplementing the Indenture, dates as of November 30, 2001 for the Roadway Corporation 8 1/4% Senior Notes due December 1, 2008 (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K for the year ended December 31, 2003, Reg. No. 000-1225).

4.5	Indenture (including form of note) dated November 25, 2003 among Yellow Roadway Corporation, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to Yellow Roadway Corporation’s 3.375% Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8, filed on December 23, 2003, Reg. No. 333-111499).

4.6*	Supplemental Indenture, dated as of June 27, 2005, among Yellow Roadway Corporation as New Guarantor, USF Corporation, the Existing Guarantor Subsidiaries under the indenture and J.P. Morgan Trust Company, National Association as Trustee, supplementing the Indenture, dated as of May 5, 1999 (as supplemented and in effect as of the date of the Supplemental Indenture), for the USF Corporation (formerly USFreightways Corporation) 6 1/2% Guaranteed Notes due May 1, 2009 and USF Corporation (formerly USFreightways Corporation) 8 1/2% Guaranteed Notes due April 15, 2010.

4.7	Indenture (including form of note) dated November 30, 2001 among Roadway Corporation (predecessor in interest to Roadway LLC), certain subsidiary guarantors and SunTrust Bank, as trustee, relating to Roadway’s 8 1/4% Senior Notes due December 1, 2008 (incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-8, filed on December 23, 2003, Reg. No. 333-111499).

4.8	Indenture (including form of note) dated December 31, 2004, among Yellow Roadway Corporation, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to Yellow Roadway Corporation’s 5.0% Net Share Settled Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to Registration Statement on Form S-4/A, filed on November 30, 2004, Reg. No. 333-119990).

4.9	Indenture (including form of note) dated December 31, 2004, among Yellow Roadway Corporation, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to Yellow Roadway Corporation’s 3.375% Net Share Settled Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.8 to Amendment No. 1 to Registration Statement on Form S-4/A, filed on November 30, 2004, Reg. No. 333-119990).

4.10	Indenture, dated as of May 5, 1999, among USFreightways Corporation, the Guarantors named therein and NBD Bank, as trustee (incorporated by reference to Exhibit 4.11 to Registration Statement on Form S-4, filed on June 21, 2005, Reg. No. 333-126006).

4.11	Form of 6 1/2% Guaranteed Note due May 1, 2009 issued by USFreightways Corporation (incorporated by reference to Exhibit 4.12 to Registration Statement on Form S-4, filed on June 21, 2005, Reg. No. 333-26006).

4.12	Form of 8 1/2% Guaranteed Note due April 15, 2010 issued by USFreightways Corporation (incorporated by reference to Exhibit 4.13 to Registration Statement on Form S-4, filed on June 21, 2005, Reg. No. 333-26006).

4.13	Indenture relating to the Senior Floating Rate Notes due 2008, dated as of May 24, 2005, among Yellow Roadway Corporation, certain subsidiary guarantors and SunTrust Bank, as Trustee (including form of note) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on May 26, 2005, Reg. No. 000-12255).

4.14	Registration Rights Agreement relating to the Senior Floating Rate Notes due 2008, dated as of May 24, 2005, among Yellow Roadway Corporation, certain subsidiary guarantors and Credit Suisse First Boston LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed on May 26, 2005).

10.1	Amended and Restated Credit Agreement, dated as of May 19, 2005, among the Company; the Canadian Borrowers and UK Borrowers party thereto; various lenders party to the Credit Agreement; Bank of America, N.A. and SunTrust Bank, as Syndication Agents; U.S. Bank National Association and Wachovia Bank, National Association, as Documentation Agents; JPMorgan Chase Bank, Toronto Branch, as Canadian Agent; J.P. Morgan Europe Limited, as UK Agent; and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on May 20, 2005, Reg. No. 000-12255).

10.2	Master Separation and Distribution Agreement dated as of September 30, 2002, between Yellow Roadway Corporation and SCS Transportation, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, Reg. No. 000-12255).

10.3	Tax Indemnification and Allocation Agreement dated as of September 30, 2002, between Yellow Roadway Corporation and SCS Transportation, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, Reg. No. 000-12255).

10.4	Second Amended and Restated Receivables Purchase Agreement, dated as of May 24, 2005, among Yellow Roadway Receivables Funding Corporation, as Seller; Falcon Asset Securitization Corporation, Blue Ridge Asset Funding Corporation, Three Pillars Funding LLC and Amsterdam Funding Corporation, as Conduits; various financial institutions party to the Agreement, as Committed Purchasers; USF Assurance Co. Ltd., individually and as an agent for itself as an uncommitted purchaser; Wachovia Bank, National Association, as Blue Ridge Agent and LC Issuer, SunTrust Capital Markets, Inc. as Three Pillars Agent; ABN Amro Bank N.V., as Amsterdam Agent; and JPMorgan Chase Bank, N.A., as Falcon Agent and Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on May 26, 2005, Reg. No. 000-12255).

10.5	Employment Agreement dated January 25, 2006 by and between YRC Worldwide Inc. and William D. Zollars (incorporated by reference to Exhibit 10. 2 to Current Report on Form 8-K, filed on January 26, 2006, Reg. No. 000-12255).

10.6	Executive Severance Agreement dated January 25, 2006 by and between YRC Worldwide Inc. and William D. Zollars (incorporated by reference to Exhibit 10. 3 to Current Report on Form 8-K, filed on January 26, 2006, Reg. No. 000-12255).

10.7	Employment Agreement, dated as of October 10, 2003, by and between Roadway LLC and James D. Staley (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to Registration Statement on Form S-4, filed on October 17, 2003, Reg. No. 333-108081).

10.8	Yellow Roadway Corporation 2002 Stock Option and Share Award Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, SEC File No. 333-88268, filed on May 15, 2002).

10.9	1999 Stock Option Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, SEC File No. 333-49620, filed on November 9, 2000).

10.10	1997 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2004, Reg. No. 000-12255).

10.11	1996 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255).

10.12	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255).

10.13	Form of Option Agreement pursuant to Directors’ Stock Compensation Plan for January 2003 grants (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255).

10.14	Form of Option Agreement pursuant to Directors’ Stock Compensation Plan for grants prior to January 2003 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255).

10.15	Supplemental Retirement Income Agreement dated July 20, 2001, between Yellow Roadway Corporation and Donald G. Barger, Jr. (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, Reg. No. 000-12255).

10.16	Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255).

10.17	Amended Directors’ Stock Compensation Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, SEC File No. 333-49618).

10.18	Form of Yellow Roadway Corporation Director Share Unit Agreement, as amended for grants on or after July 14, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 25, 2005, SEC File No. 000-12255).

10.19	Yellow Roadway Corporation Director Compensation Plan (incorporated by reference to Exhibit 10.2 to current Report on Form 8-K, filed on July 25, 2005, SEC File No. 000-12255).

10.20	Roadway Corporation 401(a)(17) Benefit Plan (Effective January 1, 2002), as amended by First Amendment to the Roadway Corporation 401(a)(17) Benefit Plan and Second Amendment to the Roadway Corporation 401(a)(17) Benefit Plan (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2003, Reg. No. 000-12255).

10.21	Roadway Corporation Excess Benefit Plan (Effective as of January 1, 2002), as amended by First Amendment to the Roadway Corporation Excess Benefit Plan and Second Amendment to the Roadway Corporation Excess Benefit Plan (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2003, Reg. No. 000-12255).

10.22	Roadway LLC Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2003, Reg. No. 000-12255).

10.23*	Amendment No. 1 to Roadway LLC Pension Plan, as amended and restated as of January 1, 2004.

10.24	Yellow Corporation Pension Plan, amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2003, Reg. No. 000-12255).

10.25	Amendment No. 1 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Reg. No. 000-12255).

10.26*	Amendment No. 2 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004.

10.27	Yellow Roadway Corporation 2004 Long-term Incentive and Equity Award Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, Reg. No. 000-12255).

10.28	Form of Executive Severance Agreement between Yellow Roadway Corporation and certain Executives (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, Reg. No. 000-12255).

10.29	Form of Yellow Roadway Corporation Share Unit Agreement used prior to February 2006 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, Reg. No. 000-12255).

10.30*	Form of YRC Worldwide Inc. Share Unit Agreement used after January 2006.

10.31	Yellow Roadway Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 21, 2005, Reg. No. 000-12255).

21.1*	Subsidiaries of the company

23.1*	Consent of KMPG LLP

23.2*	Consent of Ernst & Young LLP

31.1*	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Roadway LLC and Subsidiaries Audited Consolidated Financial Statements for the year ended December 31, 2004 and the period December 12 to December 31, 2003

99.2*	Roadway LLC and Subsidiaries Audited Consolidated Financial Statements for the period January 1 to December 11, 2003

99.3*	Roadway Express, Inc. and Subsidiaries Audited Consolidated Financial Statements for the year ended December 31, 2004 and the Period December 12 to December 31, 2003

99.4*	Roadway Express, Inc. and Subsidiaries Audited Consolidated Financial Statements for the period January 1 to December 11, 2003

99.5*	Roadway Next Day Corporation Audited Consolidated Financial Statements for the year ended December 31, 2004 and the period December 12 to December 31, 2003

99.6*	Roadway Next Day Corporation Audited Consolidated Financial Statements for period January 1 to December 11, 2003

*	Indicates documents filed herewith.