Form 10-Q
period 2006-03-31
YRC WORLDWIDE INC
filed 2006-05-10
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated file and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common Stock, $1 Par Value Per Share	57,453,572 shares

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(Amounts in thousands except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$55,022	$82,361
Accounts receivable, net	1,187,304	1,164,383
Prepaid expenses and other	227,710	230,888

Total current assets	1,470,036	1,477,632

Property and Equipment:
Cost	3,699,642	3,607,415
Less – accumulated depreciation	1,451,127	1,401,623

Net property and equipment	2,248,515	2,205,792

Goodwill	1,239,890	1,230,781
Intangibles, net	708,101	713,677
Other assets	112,138	106,307

Total assets	$5,778,680	$5,734,189

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$372,965	$393,934
Wages, vacations and employees’ benefits	506,593	522,882
Other current and accrued liabilities	328,893	372,988
Asset backed securitization (“ABS”) borrowings	449,500	374,970

Total current liabilities	1,657,951	1,664,774

Other Liabilities:
Long-term debt, less current portion	1,123,188	1,113,085
Deferred income taxes, net	357,812	387,220
Claims and other liabilities	651,219	632,622
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1 par value per share	60,610	60,450
Preferred stock, $1 par value per share	—	—
Capital surplus	1,162,086	1,154,654
Retained earnings	880,750	838,614
Accumulated other comprehensive loss	(25,316)	(27,610)
Treasury stock, at cost (3,158 shares)	(89,620)	(89,620)

Total shareholders’ equity	1,988,510	1,936,488

Total liabilities and shareholders’ equity	$5,778,680	$5,734,189

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the Three Months Ended March 31

(Amounts in thousands except per share data)

(Unaudited)

	2006	2005
Operating Revenue	$2,374,161	$1,677,961

Operating Expenses:
Salaries, wages and employees’ benefits	1,401,932	1,033,447
Operating expenses and supplies	449,927	256,457
Purchased transportation	253,286	183,653
Depreciation and amortization	73,440	45,968
Other operating expenses	106,866	71,681
(Gains) losses on property disposals, net	882	(3,234)

Total operating expenses	2,286,333	1,587,972

Operating Income	87,828	89,989

Nonoperating (Income) Expenses:
Interest expense	20,548	9,398
Other	(796)	(12)

Nonoperating expenses, net	19,752	9,386

Income Before Income Taxes	68,076	80,603
Income tax provision	25,940	30,710

Net Income	$42,136	$49,893

Average Common Shares Outstanding – Basic	57,374	48,797

Average Common Shares Outstanding – Diluted	59,128	52,193

Basic Earnings Per Share	$0.73	$1.02

Diluted Earnings Per Share	$0.71	$0.96

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the Three Months Ended March 31

(Amounts in thousands)

(Unaudited)

	2006	2005
Operating Activities:
Net income	$42,136	$49,893
Noncash items included in net income:
Depreciation and amortization	73,440	45,968
(Gains) losses on property disposals, net	882	(3,234)
Deferred income tax provision, net	(293)	(193)
Changes in assets and liabilities, net:
Accounts receivable	(25,967)	(31,334)
Accounts payable	(29,856)	(49,755)
Other working capital items	(69,643)	1,116
Claims and other	9,896	15,138
Other, net	109	3,623

Net cash provided by operating activities	704	31,222

Investing Activities:
Acquisition of property and equipment	(118,073)	(42,723)
Proceeds from disposal of property and equipment	8,708	8,932
Acquisition of companies	(11,659)	(3,203)
Other	4,000	—

Net cash used in investing activities	(117,024)	(36,994)

Financing Activities:
ABS borrowings, net	74,530	—
Borrowing of long-term debt, net	12,500	—
Proceeds from exercise of stock options	1,951	668

Net cash provided by financing activities	88,981	668

Net Decrease In Cash and Cash Equivalents	(27,339)	(5,104)

Cash and Cash Equivalents, Beginning of Period	82,361	106,489

Cash and Cash Equivalents, End of Period	$55,022	$101,385

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

YRC Worldwide Inc. and Subsidiaries

For the Three Months Ended March 31

(Amounts in thousands)

(Unaudited)

2006
Common Stock
Beginning balance	$60,450
Stock option exercises	58
Employer contribution to 401(k) plan	56
Issuance of equity awards, net	46

Ending balance	$60,610

Capital Surplus
Beginning balance	$1,154,654
Stock option exercises	1,893
Employer contribution to 401(k) plan	2,518
Share-based compensation	2,949
Other, net	72

Ending balance	$1,162,086

Retained Earnings
Beginning balance	$838,614
Net income	42,136

Ending balance	$880,750

Accumulated Other Comprehensive Loss
Beginning balance	$(27,610)
Foreign currency translation adjustment, net of tax	2,294

Ending balance	$(25,316)

Treasury Stock, At Cost
Beginning and ending balance	$(89,620)

Total Shareholders’ Equity	$1,988,510

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries

(Unaudited)

1.	Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. The Company adopted the name YRC Worldwide in January 2006 to reflect the fact that its services have expanded to encompass logistics as well as global, national and regional transportation. The YRC Worldwide portfolio of brands provides one of the most comprehensive packages of services for the shipment of industrial, commercial and retail goods domestically and internationally. The brands operate independently in the marketplace, providing customers with a differentiated and valued choice of services and providers. Our operating subsidiaries, which are also our reportable segments, include the following:

•	Yellow Transportation, Inc. (“Yellow Transportation”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. Approximately 45% of Yellow Transportation shipments are completed in two days or less.

•	Roadway Express, Inc. (“Roadway”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through regionalized management and customer facing organizations. Approximately 30% of Roadway shipments are completed in two days or less. Roadway owns 100% of Reimer Express Lines Ltd. (“Reimer”), located in Canada, that specializes in shipments into, across and out of Canada.

•	YRC Regional Transportation, Inc. (“Regional Transportation”) is a holding company for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of New Penn Motor Express, Inc. (“New Penn”), USF Holland Inc., USF Reddaway Inc. and USF Bestway Inc., which provide regional, next-day ground services through a network of facilities located across the United States (“U.S.”); Quebec, Canada; Mexico and Puerto Rico. USF Glen Moore Inc., a provider of truckload services throughout the U.S., is also a subsidiary of Regional Transportation. Approximately 67% of Regional Transportation shipments are completed in one day or less.

•	Meridian IQ is a global logistics management company that plans and coordinates the movement of goods worldwide to provide customers a single source for logistics management solutions. Meridian IQ delivers a wide range of global logistics management services, with the ability to provide customers improved return-on-investment results through flexible, fast and easy-to-implement logistics services and technology management solutions.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of YRC Worldwide and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in non-majority owned affiliates where the entity is either not a variable interest entity or YRC Worldwide is not the primary beneficiary are accounted for on the equity method. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates. We have prepared the consolidated financial statements, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

The allocation of the total consideration for the USF acquisition is as follows (in millions):

Current assets, net of cash acquired of $106.9 million	$352.4
Property and equipment	754.4
Goodwill	588.9
Intangible assets	253.0
Other assets	20.3
Current liabilities	(396.0)
Long-term debt ($250 million principal)	(272.2)
Other liabilities	(110.0)

Net assets acquired	$1,190.8

The purchase price allocation has been prepared on a preliminary basis, and changes are expected, including changes to deferred taxes and allocations to individual business segments, as an appraisal of both tangible and intangible assets is finalized, certain restructuring activities are finalized and additional information becomes available.

During the three months ended March 31, 2006, we continued to evaluate the restructuring activities associated with the USF acquisition. We have accrued an additional $6.4 million during the three months ended March 31, 2006 for contract termination costs as well as other closure activities. Certain restructuring activities have not yet been finalized. As a result, we expect to record additional related accruals and offsetting charges to goodwill upon completion of these activities. All of these restructuring items were contemplated at the acquisition date and will have been effectuated within one year of the acquisition in accordance with purchase accounting requirements. During the three months ended March 31, 2006, we paid $2.3 million of restructuring costs resulting in a $10.4 million accrued liability at March 31, 2006.

The following unaudited pro forma data summarizes the results of operations as if the USF acquisition had occurred as of January 1, 2005 for the three months ended March 31:

(in millions except per share data)	2005
Revenue	$2,275.9
Net income	40.0
Diluted earnings per share	$0.66

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

GPS Asia

In March 2005, Meridian IQ exercised and closed its option to purchase GPS Logistics Group Ltd., the Asian freight forwarding operations of GPS Logistics, LLC, and in turn, made a payment of $5.7 million ($3.2 million net of cash acquired). Under the terms of the original purchase agreement, this payment was subject to subsequent upward and downward adjustments based on the financial performance of the Asia business through March 2007. Additional earn-out payments could have been required based on the financial performance of the Asia business during the period March 2007 to March 2009. In January 2006, Meridian IQ paid an additional $11.1 million and issued a promissory note in the amount of $10.8 million representing a buyout of all aforementioned earn-out arrangements and potential purchase price adjustments. These amounts were allocated to goodwill in the consolidated balance sheet. The pro forma effect of this acquisition is not material to our results of operations.

4.	Goodwill

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. In accordance with SFAS No. 142, we review goodwill at least annually for impairment based on a fair value approach.

The following table shows the amount of goodwill attributable to our operating segments with goodwill balances and changes therein:

(in millions)	Roadway	Regional Transportation	Meridian IQ	Total
Balances at December 31, 2005	$539.9	$526.0	$164.9	$1,230.8
Goodwill resulting from acquisition	—	(14.2)	23.2	9.0
Change in foreign currency exchange rates	—	—	0.1	0.1

Balances at March 31, 2006	$539.9	$511.8	$188.2	$1,239.9

5.	Debt and Financing

Total debt consisted of the following:

(in millions)	March 31, 2006	December 31, 2005
ABS borrowings, secured by accounts receivable	$449.5	$375.0
Floating rate notes	150.0	150.0
USF senior notes	268.2	269.4
Roadway senior notes	238.0	239.2
Contingent convertible senior notes	400.0	400.0
Revolving credit facility	57.5	45.0
Other	9.5	9.5

Total debt	$1,572.7	$1,488.1
ABS borrowings	(449.5)	(375.0)

Long-term debt	$1,123.2	$1,113.1

6.	Stock-Based Compensation

We have a long-term incentive and equity award plan, which is shareholder approved, that authorized the issuance of up to a total of 3.43 million shares and provides for awards to be made in cash and performance share units at the discretion of the Board of Directors. Though not widely-used, this plan also provides for the award of options. Prior to January 1, 2006, we accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB No. 123, Accounting for Stock-Based Compensation. No

stock-based employee compensation cost relative to options was recognized in the Statements of Operations for the years ended December 31, 2005 or 2004 as all options granted under our plan had an exercise price equal to the market value of the underlying common stock on the date of grant. During the years ended December 31, 2005 and 2004, we recognized expense for performance share units (“nonvested shares”) over the respective vesting period based on the grant date fair value. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, in addition to the compensation costs related to nonvested shares, compensation cost recognized in the first quarter of 2006 also includes: (a) compensation cost for all share-based payments (i.e. options) granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, if any, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, our income before income taxes and net income for the three months ended March 31, 2006, are $0.4 million and $0.2 million lower, respectively, than if we had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended March 31, 2006 have not been impacted by the adoption of Statement 123(R), due to the immaterial impact to net income.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provision of Statement 123 to options granted under our long-term incentive and equity award plan. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

(in millions except per share data)	Three Months Ended March 31, 2005
Net income – as reported	$49.9
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)

Pro forma net income	$49.7

Basic earnings per share
Net income – as reported	$1.02
Net income – pro forma	1.02

Diluted earnings per share:
Net income – as reported	$0.96
Net income – pro forma	0.95

During the three months ended March 31, 2006 and 2005, we did not grant any option awards. Traditionally, the fair value of each option is estimated on the date of grant using the Black-Scholes-Merton pricing model. Expected volatilities are based on implied volatilities from historical volatility of our stock. We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of option activity under the Plan as of March 31, 2006, and changes during the three months then ended is presented in the following table:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	647	$24.87
Granted	—	—
Exercised	(58)	28.00
Forfeited / expired	(1)	29.67

Outstanding at March 31, 2006	588	24.54	5.10	$7,929

Exercisable at March 31, 2006	375	21.41	4.09	$6,239

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $1.2 million.

A summary of the status of our nonvested shares as of March 31, 2006, and changes during the three months then ended, is presented in the following table:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	756	$47.50
Granted	278	48.64
Vested	(92)	47.46
Forfeited	(6)	47.78

Nonvested at March 31, 2006	936	47.84

As of March 31, 2006, there was $30.3 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.5 years. The fair value of nonvested shares is determined based on the opening trading price of our shares on the grant date. The fair value of shares vested during the three months ended March 31, 2006 was $4.3 million.

7.	Employee Benefits

Components of Net Periodic Pension and Other Postretirement Cost

The following table sets forth the components of our company-sponsored pension and other postretirement costs for the three months ended March 31:

	Pension Costs		Other Postretirement Costs
(in millions)	2006	2005	2006	2005
Service cost	$10.9	$10.6	$0.2	$0.2
Interest cost	15.7	14.9	0.5	0.5
Expected return on plan assets	(14.8)	(13.8)	—	—
Amortization of prior service cost	0.4	0.4	0.1	0.1
Amortization of net loss (gain)	2.5	2.6	(0.1)	(0.1)

Net periodic pension cost	$14.7	$14.7	$0.7	$0.7

Employer Contributions

We expect to contribute approximately $72.8 million to our company-sponsored pension plans in 2006 which includes $3.5 million related to other postretirement costs. For the three months ended March 31, 2006, our contributions to the pension plans have not been significant.

8.	Earnings Per Share

Dilutive securities, consisting of options to purchase our common stock, included in the calculation of diluted weighted average common shares were 554,000 for the three months ended March 31, 2006 and 634,000 for the three ended March 31, 2005. In addition, dilutive securities related to our net share settle contingent convertible notes were 1,200,000 for the three months ended March 31, 2006 and 2,762,000 for the three months ended March 31, 2005.

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

We have four reportable segments, which are strategic business units that offer complementary transportation services to their customers. Yellow Transportation and Roadway are carriers that provide comprehensive regional, national and international transportation services. Regional Transportation is comprised of carriers that focus primarily on business opportunities in the regional and next-day delivery markets. Meridian IQ, our logistics segment, provides domestic and international freight forwarding, warehousing and cross-dock services, multi-modal brokerage services, and transportation management services.

The accounting policies of the segments are the same as those described in the Summary of Accounting Policies note in our Annual Report on Form 10-K for the year ended December 31, 2005. We charge management fees and other corporate services to our segments based on the direct benefits received or as a percentage of revenue. Corporate operating losses represent operating expenses of the holding company, including salaries, wages and benefits, along with incentive compensation and professional services for all periods presented. Corporate identifiable assets primarily refer to cash, cash equivalents and deferred debt issuance costs. Intersegment revenue relates to transportation services between our segments.

The following table summarizes our operations by business segment:

(in millions)	Yellow Transportation	Roadway	Regional Transportation(c)	Meridian IQ(d)	Corporate/ Eliminations	Consolidated
As of March 31, 2006 Identifiable assets	$1,082.3	$2,110.9	$1,962.0	$412.5	$211.0	$5,778.7
As of December 31, 2005 Identifiable assets	1,065.1	2,075.0	1,993.7	385.0	215.4	5,734.2
Three months ended March 31, 2006
External revenue	839.1	803.4	592.1	139.6	—	2,374.2
Intersegment revenue	1.4	1.9	—	0.2	(3.5)	—
Operating income (loss)	31.5	37.7	20.5	2.5	(4.4)	87.8
Adjustments to operating income(a)	(0.6)	0.6	0.9	—	—	0.9
Adjusted operating income (loss)(b)	30.9	38.3	21.4	2.5	(4.4)	88.7

Three months ended March 31, 2005
External revenue	790.5	766.2	65.4	55.9	—	1,678.0
Intersegment revenue	0.7	0.6	—	0.5	(1.8)	—
Operating income (loss)	48.8	37.1	8.0	1.0	(4.9)	90.0
Adjustments to operating income(a)	(2.6)	(0.6)	—	—	—	(3.2)
Adjusted operating income (loss)(b)	46.2	36.5	8.0	1.0	(4.9)	86.8

(a)	Management excludes these items when evaluating operating income and segment performance to better evaluate the results of our core operations. In the periods presented, adjustments consisted of losses (gains) on property disposals.
(b)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.
(c)	The segment information for Regional Transportation for the three months ended March 31, 2005 includes only New Penn results.
(d)	The segment information for Meridian IQ for the three months ended March 31, 2005 does not include USF Logistics.

10.	Comprehensive Income

Our comprehensive income for the periods presented includes net income and foreign currency translation adjustments. Comprehensive income for the three months ended March 31 follows:

(in millions)	2006	2005
Net income	$42.1	$49.9
Other comprehensive income, net of tax:
Changes in foreign currency translation adjustments	2.3	0.6

Other comprehensive income	2.3	0.6

Comprehensive income	$44.4	$50.5

11.	Certain Commitments, Contingencies and Uncertainties

In 2004 USF Red Star Inc. (“USF Red Star”), a USF subsidiary that operated in the Northeastern U.S, was shut down. Due to the shutdown, USF, now our wholly owned subsidiary, is subject to withdrawal liability under the Multi-Employer Pension Plan Amendment Act of 1980 (as amended, “MEPPA”) for up to 14 multi-employer pension plans. Based on information that USF has received from these plans, YRC Worldwide estimates that USF Red Star could be liable for up to approximately $85 million. However, YRC Worldwide also estimates that approximately $20 million of this liability could be abated because of contributions that Yellow Transportation, Roadway, New Penn and USF Holland made to certain of these 14 plans. Thus, at the purchase date we reserved approximately $65 million for these liabilities. We have recognized these liabilities as an obligation assumed on the acquisition date of USF, resulting in additional goodwill. We have been making payments to several of these funds while any abatement is determined. As of March 31, 2006, we have approximately $57.7 million accrued for this obligation. The expected annual cash flow relative to this liability is approximately $8.5 million until further resolution. USF is entitled to review and contest liability assessments that various funds provided as well as determine whether additional abatement might be available as a result of other YRC Worldwide business units who make contributions to these plans. The final withdrawal liability may be adjusted when further information is available as we negotiate with the pension plans to agree on the correct calculation of withdrawal liability amounts and as sufficient information becomes available to determine the available abatement of the liability under MEPPA, including any necessary arbitration or litigation with the affected pension plans. The timing of any funding of USF Red Star’s withdrawal liabilities to any particular fund will depend upon agreement with the fund on the ultimate amount of the liability, the conclusion of any arbitration or litigation to settle any disputes and the determination at the end of a plan year of whether abatement is applicable. MEPPA provides that certain interim payments may be required until these events occur. MEPPA also provides that any ultimate withdrawal liability payments may be made in a lump sum or over a period of time.

USF Bestway’s collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”) initially expired on December 31, 2005. The Company and the IBT continue to negotiate a new agreement.

12.	Guarantees of the Contingent Convertible Senior Notes

In August 2003, YRC Worldwide issued 5.0% contingent convertible senior notes due 2023. In November 2003, we issued 3.375% contingent convertible senior notes (the August and November issuances, collectively, may also be known as the “contingent convertible senior notes”) due 2023. In December 2004, we completed exchange offers pursuant to which holders of the contingent convertible senior notes could exchange their notes for an equal amount of new net share settled contingent convertible senior notes. Substantially all notes were exchanged as part of the exchange offers. In May 2005, we completed the private placement of $150 million in aggregate principle amount of senior floating rate notes due 2008. In connection with the net share settled contingent convertible senior notes and the floating rate notes, the following 100% owned subsidiaries of YRC Worldwide have issued guarantees in favor of the holders of the net share settled contingent convertible senior notes and floating rate notes: Yellow Transportation, Inc., Mission Supply Company, Yellow Relocation Services, Inc., YRC Worldwide Technologies, Inc., Meridian IQ Inc., MIQ LLC (formerly Yellow GPS, LLC), Globe.com Lines, Inc., Roadway LLC, Roadway Next Day Corporation, Roadway Express, Inc., USF Holland and Regional Transportation (formerly known as USF Corporation). Each of the guarantees is full and unconditional and joint and several.

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

The following represents summarized condensed consolidating financial information as of March 31, 2006 and December 31, 2005 with respect to the financial position and for the three months ended March 31, 2006 and 2005 for results of operations and cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the contingent convertible senior notes and the floating rate notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes and the floating rate notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws, Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheets

March 31, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$15	$11	$29	$—	$55
Intercompany advances receivable	—	(77)	77	—	—
Accounts receivable, net	3	(2)	1,205	(19)	1,187
Prepaid expenses and other	5	127	96	—	228

Total current assets	23	59	1,407	(19)	1,470
Property and equipment	—	3,130	570	—	3,700
Less – accumulated depreciation	—	(1,377)	(74)	—	(1,451)

Net property and equipment	—	1,753	496	—	2,249
Investment in subsidiaries	3,060	167	—	(3,227)	—
Receivable from affiliate	(308)	337	(29)	—	—
Goodwill and other assets	263	1,792	355	(350)	2,060

Total assets	$3,038	$4,108	$2,229	$(3,596)	$5,779

Intercompany advances payable	$507	$(634)	$336	$(209)	$—
Accounts payable	19	287	76	(9)	373
Wages, vacations and employees’ benefits	16	432	58	—	506
Other current and accrued liabilities	4	250	78	(3)	329
Current maturities of long-term debt	—	—	450	—	450

Total current liabilities	546	335	998	(221)	1,658
Payable to affiliate	(106)	34	222	(150)	—
Long-term debt, less current portion	607	516	—	—	1,123
Deferred income taxes, net	9	209	140	—	358
Claims and other liabilities	23	388	240	—	651
Commitments and contingencies
Shareholders’ equity	1,959	2,626	629	(3,225)	1,989

Total liabilities and shareholders’ equity	$3,038	$4,108	$2,229	$(3,596)	$5,779

December 31, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$20	$18	$44	$—	$82
Intercompany advances receivable	—	(71)	71	—	—
Accounts receivable, net	(61)	32	1,202	(9)	1,164
Prepaid expenses and other	7	135	90	—	232

Total current assets	(34)	114	1,407	(9)	1,478
Property and equipment	1	3,024	583	—	3,608
Less – accumulated depreciation	(1)	(1,341)	(60)	—	(1,402)

Net property and equipment	—	1,683	523	—	2,206
Investment in subsidiaries	3,037	7	—	(3,044)	—
Receivable from affiliate	(354)	356	(2)	—	—
Goodwill and other assets	265	1,933	363	(511)	2,050

Total assets	$2,914	$4,093	$2,291	$(3,564)	$5,734

Intercompany advances payable	$405	$(574)	$378	$(209)	$—
Accounts payable	10	314	70	—	394
Wages, vacations and employees’ benefits	12	450	61	—	523
Other current and accrued liabilities	5	251	160	(43)	373
Current maturities of long-term debt	—	—	375	—	375

Total current liabilities	432	441	1,044	(252)	1,665
Payable to affiliate	(105)	(209)	464	(150)	—
Long-term debt, less current portion	595	518	—	—	1,113
Deferred income taxes, net	4	242	141	—	387
Claims and other liabilities	26	496	176	(65)	633
Commitments and contingencies
Shareholders’ equity	1,962	2,605	466	(3,097)	1,936

Total liabilities and shareholders’ equity	$2,914	$4,093	$2,291	$(3,564)	$5,734

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$18	$2,033	$424	$(101)	$2,374
Operating expenses:
Salaries, wages and employees’ benefits	11	1,192	206	(7)	1,402
Operating expenses and supplies	12	413	113	(88)	450
Purchased transportation	—	196	61	(4)	253
Depreciation and amortization	—	58	15	—	73
Other operating expenses	—	89	18	—	107
Losses on property disposals, net	—	—	1	—	1

Total operating expenses	23	1,948	414	(99)	2,286

Operating income (loss)	(5)	85	10	(2)	88

Nonoperating (income) expenses:
Interest expense	15	11	23	(28)	21
Other, net	(6)	31	(52)	26	(1)

Nonoperating (income) expenses, net	9	42	(29)	(2)	20

Income (loss) before income taxes	(14)	43	39	—	68
Income tax provision (benefit)	(3)	16	16	(3)	26

Net income (loss)	$(11)	$27	$23	$3	$42

For the three months ended March 31, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$15	$1,604	$130	$(71)	$1,678
Operating expenses:
Salaries, wages and employees’ benefits	11	960	62	—	1,033
Operating expenses and supplies	9	294	23	(70)	256
Purchased transportation	—	154	31	(1)	184
Depreciation and amortization	—	41	5	—	46
Other operating expenses	—	69	3	—	72
Gains on property disposals, net	—	(3)	—	—	(3)

Total operating expenses	20	1,515	124	(71)	1,588

Operating income (loss)	(5)	89	6	—	90

Nonoperating (income) expenses:
Interest expense	7	17	11	(26)	9
Other, net	(8)	12	(30)	26	—

Nonoperating (income) expenses, net	(1)	29	(19)	—	9

Income (loss) before income taxes	(4)	60	25	—	81
Income tax provision	—	22	9	—	31

Net income (loss)	$(4)	$38	$16	$—	$50

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(63)	$73	$(9)	$—	$1

Investing activities:
Acquisition of property and equipment	—	(110)	(8)	—	(118)
Proceeds from disposal of property and equipment	—	9	—	—	9
Acquisition of companies	(12)	—	—	—	(12)
Other	—	4	—	—	4

Net cash used in investing activities	(12)	(97)	(8)	—	(117)

	—	—	—	—	—
Financing activities:	—	—	—	—	—
ABS borrowings, net	—	—	74	—	74
Borrowing of long-term debt, net	13	—	—	—	13
Proceeds from exercise of stock options	2	—	—	—	2
Intercompany advances / repayments	55	17	(72)	—	—

Net cash provided by financing activities	70	17	2	—	89

Net decrease in cash and cash equivalents	(5)	(7)	(15)	—	(27)
Cash and cash equivalents, beginning of period	20	18	44	—	82

Cash and cash equivalents, end of period	$15	$11	$29	$—	$55

For the three months ended March 31, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(24)	$6	$49	$—	$31

Investing activities:
Acquisition of property and equipment	—	(34)	(9)	—	(43)
Proceeds from disposal of property and equipment	—	9	—	—	9
Acquisition of companies	(6)	—	3	—	(3)

Other	—	—	—	—	—

Net cash used in investing activities	(6)	(25)	(6)	—	(37)
Financing activities:
Proceeds from exercise of stock options	1	—	—	—	1
Intercompany advances / repayments	25	19	(44)	—	—

Net cash provided by (used in) financing activities	26	19	(44)	—	1

Net increase (decrease) in cash and cash equivalents	(4)	—	(1)	—	(5)
Cash and cash equivalents, beginning of Period	82	7	17	—	106

Cash and cash equivalents, end of period	$78	$7	$16	$—	$101

13.	Guarantees of the Senior Notes Due 2008

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

The following represents summarized condensed consolidating financial information of YRC Worldwide and its subsidiaries as of March 31, 2006 and December 31, 2005 with respect to the financial position, and for the three months ended March 31, 2006 and 2005 for results of operations and cash flows. The primary obligor column presents the financial information of Roadway LLC. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2008 including YRC Worldwide, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheets

March 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$26	$29	$—	$55
Intercompany advances receivable	—	(22)	22	—	—
Accounts receivable, net	—	(11)	1,210	(12)	1,187
Prepaid expenses and other	1	62	165	—	228

Total current assets	1	55	1,426	(12)	1,470
Property and equipment	—	951	2,749	—	3,700
Less – accumulated depreciation	—	(148)	(1,303)	—	(1,451)

Net property and equipment	—	803	1,446	—	2,249
Investment in subsidiaries	—	3,060	21	(3,081)	—
Receivable from affiliate	144	(296)	152	—	—
Goodwill and other assets	652	1,276	982	(850)	2,060

Total assets	$797	$4,898	$4,027	$(3,943)	$5,779

Intercompany advances payable	$—	$176	$33	$(209)	$—
Accounts payable	—	118	258	(3)	373
Wages, vacations and employees’ benefits	—	224	282	—	506
Other current and accrued liabilities	10	107	215	(3)	329
Current maturities of long-term debt	—	—	450	—	450

Total current liabilities	10	625	1,238	(215)	1,658
Payable to affiliate	—	544	106	(650)	—
Long-term debt, less current portion	238	607	278	—	1,123
Deferred income taxes, net	(8)	205	161	—	358
Claims and other liabilities	—	259	392	—	651
Commitments and contingencies
Shareholders’ equity	557	2,658	1,852	(3,078)	1,989

Total liabilities and shareholders’ equity	$797	$4,898	$4,027	$(3,943)	$5,779

December 31, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$34	$48	$—	$82
Intercompany advances receivable	—	(22)	22	—	—
Accounts receivable, net	—	(81)	1,254	(9)	1,164
Prepaid expenses and other	1	56	175	—	232

Total current assets	1	(13)	1,499	(9)	1,478
Property and equipment	—	914	2,694	—	3,608
Less – accumulated depreciation	—	(130)	(1,272)	—	(1,402)

Net property and equipment	—	784	1,422	—	2,206
Investment in subsidiaries	—	3,037	7	(3,044)	—
Receivable from affiliate	126	(305)	179	—	—
Goodwill and other assets	656	1,278	980	(864)	2,050

Total assets	$783	$4,781	$4,087	$(3,917)	$5,734

Intercompany advances payable	$—	$111	$98	$(209)	$—
Accounts payable	—	113	281	—	394
Wages, vacations and employees’ benefits	—	226	297	—	523
Other current and accrued liabilities	1	68	304	—	373
Current maturities of long-term debt	—	—	375	—	375

Total current liabilities	1	518	1,355	(209)	1,665
Payable to affiliate	—	545	105	(650)	—
Long-term debt, less current portion	239	595	279	—	1,113
Deferred income taxes, net	(7)	199	195	—	387
Claims and other liabilities	—	276	357	—	633
Commitments and contingencies
Shareholders’ equity	550	2,648	1,796	(3,058)	1,936

Total liabilities and shareholders’ equity	$783	$4,781	$4,087	$(3,917)	$5,734

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$849	$1,619	$(94)	$2,374

Operating expenses:
Salaries, wages and employees’ benefits	—	503	906	(7)	1,402
Operating expenses and supplies	—	168	364	(82)	450
Purchased transportation	—	82	175	(4)	253
Depreciation and amortization	—	22	51	—	73
Other operating expenses	—	34	73	—	107
Losses on property disposals, net	—	1	—	—	1

Total operating expenses	—	810	1,569	(93)	2,286

Operating income (loss)	—	39	50	(1)	88

Nonoperating (income) expenses:
Interest expense	4	28	27	(38)	21
Other, net	(14)	6	(30)	37	(1)

Nonoperating (income) expenses, net	(10)	34	(3)	(1)	20

Income before income taxes	10	5	53	—	68
Income tax provision (benefit)	3	4	22	(3)	26

Net income	$7	$1	$31	$3	$42

For the three months ended March 31, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$739	$939	$—	$1,678

Operating expenses:
Salaries, wages and employees’ benefits	—	505	528	—	1,033
Operating expenses and supplies	—	70	186	—	256
Purchased transportation		74	110	—	184
Depreciation and amortization	—	20	26	—	46
Other operating expenses	—	32	40	—	72
Gains on property disposals, net	—	(1)	(2)	—	(3)

Total operating expenses	—	700	888	—	1,588

Operating income	—	39	51	—	90

Nonoperating (income) expenses:
Interest expense	3	8	11	(13)	9
Other, net	(13)	20	(20)	13	—

Nonoperating (income) expenses, net	(10)	28	(9)	—	9

Income before income taxes	10	11	60	—	81
Income tax provision	4	5	22	—	31

Net income	$6	$6	$38	$—	$50

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$14	$(25)	$12	$—	$1

Investing activities:
Acquisition of property and equipment	—	(40)	(78)	—	(118)
Proceeds from disposal of property and equipment	—	—	9	—	9
Acquisition of companies	—	(12)	—	—	(12)
Other	4	—	—	—	4

Net cash provided by (used in) investing activities	4	(52)	(69)	—	(117)

Financing activities:
ABS borrowings, net	—	—	74	—	74
Borrowing of long-term debt, net	—	13	—	—	13
Proceeds from exercise of stock options	—	2	—	—	2
Intercompany advances / repayments	(18)	54	(36)	—	—

Net cash provided by (used in) financing activities	(18)	69	38	—	89

Net increase (decrease) in cash and cash equivalents	—	(8)	(19)	—	(27)
Cash and cash equivalents, beginning of period	—	34	48	—	82

Cash and cash equivalents, end of period	$—	$26	$29	$—	$55

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$31	$(62)	$62	$—	$31

Investing activities:
Acquisition of property and equipment	—	(12)	(31)	—	(43)
Proceeds from disposal of property and equipment	—	2	7		9
Acquisition of companies	—	(6)	3	—	(3)

Net cash used in investing activities	—	(16)	(21)	—	(37)

Financing activities:
Proceeds from exercise of stock options	—	1	—	—	1
Intercompany advances / repayments	(31)	74	(43)	—	—

Net cash provided by (used in) financing activities	(31)	75	(43)	—	1

Net decrease in cash and cash equivalents	—	(3)	(2)	—	(5)
Cash and cash equivalents, beginning of period	—	89	17	—	106

Cash and cash equivalents, end of period	$—	$86	$15	$—	$101

14.	Guarantees of the Senior Notes Due 2009 and 2010

In connection with the senior notes due 2009 and 2010 that YRC Worldwide assumed by virtue of its merger with USF, and in addition to the primary obligor, USF, YRC Worldwide and its following 100% owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2009 and 2010: USF Sales Corporation, USF Holland Inc., USF Bestway Inc., USF Bestway Leasing Inc., USF Reddaway Inc., USF Dugan Inc., USF Glen Moore Inc., Meridian IQ Services Inc. and IMUA Handling Corporation. Each of the guarantees is full and unconditional and joint and several.

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

The following represents summarized condensed consolidating financial information of YRC Worldwide and its subsidiaries as of March 31, 2006 and December 31, 2005 with respect to the financial position and for the three months ended March 31, 2006 for results of operations and cash flows. The primary obligor column presents the financial information of Regional Transportation (formerly USF Corporation). The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2009 and 2010 including YRC Worldwide, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheet

March 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$20	$35	$—	$55
Accounts receivable, net	3	(17)	1,201	—	1,187
Prepaid expenses and other	(10)	60	178	—	228

Total current assets	(7)	63	1,414	—	1,470
Property and equipment	2	800	2,898	—	3,700
Less – accumulated depreciation	(1)	(68)	(1,382)	—	(1,451)

Net property and equipment	1	732	1,516	—	2,249
Investment in subsidiaries	160	3,061	6	(3,227)	—
Receivable from affiliate	312	(439)	127	—	—
Goodwill and other assets	702	407	1,301	(350)	2,060

Total assets	$1,168	$3,824	$4,364	$(3,577)	$5,779

Intercompany advances payable	$—	$290	$(90)	$(200)	$—
Accounts payable	—	93	280	—	373
Wages, vacations and employees’ benefits	1	107	398	—	506
Other current and accrued liabilities	50	70	212	(3)	329
Current maturities of long-term debt	—	—	450	—	450

Total current liabilities	51	560	1,250	(203)	1,658
Payable to affiliate	—	(34)	184	(150)	—
Long-term debt, less current portion	268	608	247	—	1,123
Deferred income taxes, net	(114)	123	349	—	358
Claims and other liabilities	(1)	63	589	—	651
Commitments and contingencies
Shareholders’ equity	964	2,504	1,745	(3,224)	1,989

Total liabilities and shareholders’ equity	$1,168	$3,824	$4,364	$(3,577)	$5,779

December 31, 2005 (in millions)	Primary Obligor	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$42	$40	$—	$82
Accounts receivable, net	1	(20)	1,183	—	1,164
Prepaid expenses and other	(7)	59	180	—	232

Total current assets	(6)	81	1,403	—	1,478
Property and equipment	2	792	2,814	—	3,608
Less – accumulated depreciation	(1)	(50)	(1,351)	—	(1,402)

Net property and equipment	1	742	1,463	—	2,206
Investment in subsidiaries	—	3,038	7	(3,045)	—
Receivable from affiliate	166	(359)	193	—	—
Goodwill and other assets	834	354	1,222	(360)	2,050

Total assets	$995	$3,856	$4,288	$(3,405)	$5,734

Intercompany advances payable	$—	$211	$(11)	$(200)	$—
Accounts payable	—	87	307	—	394
Wages, vacations and employees’ benefits	(1)	102	422	—	523
Other current and accrued liabilities	46	132	238	(43)	373
Current maturities of long-term debt	—	—	375	—	375

Total current liabilities	45	532	1,331	(243)	1,665
Payable to affiliate	(314)	184	130	—	—
Long-term debt, less current portion	269	595	249	—	1,113
Deferred income taxes, net	(84)	120	351	—	387
Claims and other liabilities	109	30	559	(65)	633
Commitments and contingencies
Shareholders’ equity	970	2,395	1,668	(3,097)	1,936

Total liabilities and shareholders’ equity	$995	$3,856	$4,288	$(3,405)	$5,734

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$6	$598	$1,871	$(101)	$2,374

Operating expenses:
Salaries, wages and employees’ benefits	2	341	1,066	(7)	1,402
Operating expenses and supplies	1	158	379	(88)	450
Purchased transportation	—	35	222	(4)	253
Depreciation and amortization	2	20	51	—	73
Other operating expenses	—	31	76	—	107
Losses on property disposals, net	—	1	—	—	1

Total operating expenses	5	586	1,794	(99)	2,286

Operating income (loss)	1	12	77	(2)	88

Nonoperating (income) expenses:
Interest expense	4	15	30	(28)	21
Other, net	(2)	10	(35)	26	(1)

Nonoperating (income) expenses, net	2	25	(5)	(2)	20

Income (loss) before income taxes	(1)	(13)	82	—	68
Income tax provision (benefit)	(1)	(1)	31	(3)	26

Net income (loss)	$—	$(12)	$51	$3	$42

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$3	$(21)	$19	$—	$1

Investing activities:
Acquisition of property and equipment	—	(14)	(104)	—	(118)
Proceeds from disposal of property and equipment	—	4	5	—	9
Acquisition of companies	—	(12)	—	—	(12)
Other	—	—	4	—	4

Net cash used in investing activities	—	(22)	(95)	—	(117)

Financing activities:
ABS borrowings, net	—	—	74	—	74
Borrowing of long-term debt, net	—	13	—	—	13
Proceeds from exercise of stock options	—	2	—	—	2
Intercompany advances / repayments	(3)	6	(3)	—	—

Net cash provided by (used in) financing activities	(3)	21	71	—	89

Net decrease in cash and cash equivalents	—	(22)	(5)	—	(27)
Cash and cash equivalents, beginning of Period	—	42	40	—	82

Cash and cash equivalents, end of year	$—	$20	$35	$—	$55

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of YRC Worldwide Inc. (also referred to as “YRC Worldwide,” “we” or “our”). MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or include the words “should,” “could,” “would,” “will,” “may,” “expect,” “believe,” “estimate” or similar expressions. Our actual results could differ materially from those projected by these forward-looking statements due to a number of factors, including (without limitation), inflation, inclement weather, price and availability of fuel, competitor pricing activity, expense volatility, ability to capture cost synergies, changes in equity and debt markets, a downturn in general or regional economic activity, effects of a terrorist attack, and labor relations, including (without limitation), the impact of work rules, work stoppages, strikes or other disruptions, any obligations to multi-employer health, welfare and pension plans, wage requirements and employee satisfaction.

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

Yellow Transportation Results

Yellow Transportation represented approximately 35% and 47% of our consolidated revenue in the first quarter of 2006 and 2005, respectively. The table below provides summary financial information for Yellow Transportation for the three months ended March 31:

(in millions)	2006	2005	Percent Change
Operating revenue	$840.5	$791.2	6.2%
Operating income	31.5	48.8	(35.4)%
Adjustments to operating income(a)	(0.6)	(2.6)	(76.9)%
Adjusted operating income(b)	30.9	46.2	(33.0)%
Operating ratio	96.2%	93.8%	(2.4	)pp(c)
Adjusted operating ratio	96.3%	94.2%	(2.1	)pp

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations (see discussion below).
(b)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles
(c)	Percentage points.

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Yellow Transportation reported first quarter 2006 revenue of $840.5 million, representing an increase of $49.3 million or 6.2% from the first quarter of 2005. The revenue increase resulted from higher tonnage, improved yield, higher fuel surcharge revenue and a continued emphasis on premium services. The fuel surcharge is common throughout our industry and represents an amount that we charge to customers that adjusts with changing fuel prices. We base our fuel surcharge on a published national index and adjust it weekly. Material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income. Fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require changes. We believe the distinction between base rates and fuel surcharge has been blurring over time and in the pricing continuum it has become difficult to clearly separate all the different factors that influence the price that our customers are willing to pay.

The two primary components of less-than-truckload (“LTL”) revenue are tonnage, comprised of the number of shipments and the weight per shipment, and price, usually evaluated on a per hundred weight basis. In the first quarter of 2006, Yellow Transportation LTL tonnage improved by 2.8% per day and LTL revenue per hundred weight improved by 3.0% from the first quarter of 2005.

Premium services, an integral part of our strategy to offer a broad portfolio of services and meet the increasingly complex transportation needs of our customers, continued to deliver significant revenue growth. Premium services at Yellow Transportation include, among others, Exact Express®, an expedited and time-definite ground service with a 100% satisfaction guarantee. Total Exact Express revenue increased in the first quarter of 2006 by over 20%.

Yellow Transportation operating income decreased by $17.3 million or 35.4% in the first quarter of 2006 compared to the first quarter of 2005. Operating income decreased due to higher wage and benefit rates, increased workers’ compensation costs and increased purchased transportation offset by a higher fuel surcharge. A portion of the purchased transportation increase is due to the railroads discontinuing their business practice of providing Yellow Transportation with rail-owned trailers for intermodal movement. This change led to leasing and purchasing additional trailers, making arrangements to get trailers repositioned and declining productivity. Yellow Transportation also incurred $3.5 million of costs associated with hosting an industry conference during the three months ended March 31, 2006. Operating expenses as a percentage of revenue increased in the first quarter of 2006 by 2.4 percentage points compared to the first quarter of 2005, resulting in an operating ratio of 96.2%. Operating ratio refers to a common industry measurement calculated by dividing a company’s operating expenses by its operating revenue.

Adjustments to operating income represent charges that management excludes when evaluating segment performance to better understand the results of our core operations. Management excludes the impact of gains and losses from the disposal of property and equipment as they reflect charges not related to the segment’s primary business. For the three months ended March 31, 2006 and 2005, adjustments to operating income were gains of $0.6 million and $2.6 million.

Roadway Results

Roadway represented approximately 34% and 46% of our consolidated revenue in the first quarter of 2006 and 2005 respectively. The table below provides summary financial information for Roadway for the three months ended March 31:

(in millions)	2006	2005	Percent Change
Operating revenue	$805.3	$766.8	5.0%
Operating income	37.7	37.1	1.6%
Adjustments to operating income(a)	0.6	(0.6)	n/m	(c)
Adjusted operating income(b)	38.3	36.5	4.7%
Operating ratio	95.3%	95.2%	(0.1	)pp(d)
Adjusted operating ratio	95.3%	95.2%	(0.1	)pp

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations.
(b)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles
(c)	Not meaningful.
(d)	Percentage points.

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Roadway reported first quarter 2006 revenue of $805.3 million, representing an increase of $38.5 million or 5.0% from the first quarter of 2005. The revenue increase resulted from slightly higher overall tonnage as well as a continued emphasis on premium products and higher fuel surcharge revenue. LTL revenue per hundred weight increased 4.2% in the first quarter 2006 as compared to the first quarter 2005. In the first quarter of 2006, LTL shipments declined by 1.9% per day while LTL weight per shipment increased 1.6% compared to the first quarter of 2005. Roadway has a fuel surcharge program that is substantially similar to that of Yellow Transportation.

Roadway reported operating income of $37.7 million for the first quarter, an improvement of 1.6% or $0.6 million over the first quarter of 2005. Increases in overall revenue, including the impact of yield and fuel surcharge revenue, as well as improvements in labor efficiencies and cost control contributed to the overall results but were partially offset by higher operating expenses resulting from increased maintenance costs, increased operating supplies, higher wage and benefit rates, as well as, higher costs associated with a major change of operations. This change was designed to enhance the service provided to our customers by improving the speed and reliability of the network. Purchase transportation costs were also higher due in part to higher fuel costs and costs associated with repositioning empty rail trailers as mentioned in the Yellow Transportation discussion. The costs associated with repositioning empty rail trailers will continue to increase as rail providers continue to phase out the availability of rail controlled trailers. Roadway reported a first quarter 2006 operating ratio of 95.3% versus 95.2% for the first quarter of 2005.

For the three months ended March 31, 2006 and 2005, adjustments to operating income were $0.6 million and ($0.6) million, respectively, which included gains and losses from the disposal of property.

Regional Transportation Results

YRC Regional Transportation represented approximately 25% and 4% of our consolidated revenue in the first quarter of 2006 and 2005 respectively. This segment includes the results of New Penn and, effective May 24, 2005, the results of the LTL and truckload (“TL”) operating companies of USF. The amounts presented below for 2005 include only the results for New Penn. The table below provides summary financial information for YRC Regional Transportation for the three months ended March 31:

(in millions)	2006	2005	Percent Change
Operating revenue	$592.1	$65.4	n/m	(a)
Operating income	20.5	8.0	n/m
Adjustments to operating income(b)	0.9	—	n/m
Adjusted operating income(c)	21.4	8.0	n/m
Operating ratio	96.5%	87.7%	(8.8	)pp(d)
Adjusted operating ratio	96.4%	87.7%	(8.7	)pp

(a)	Not meaningful.
(b)	Represents charges that management excludes when evaluating segment performance to better understand our core operations.
(c)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.
(d)	Percentage points.

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Due to the acquisition date of May 24, 2005, USF results were not included in our first quarter 2005 results of operations, which make 2006 results more difficult to evaluate against prior periods. In the first quarter of 2005, Regional Transportation results reflected only those results related to the operations of New Penn. Due to the lack of comparability, management evaluates the segment’s results primarily based on a combination of sequential growth month over month and attainment of plan performance.

Regional Transportation reported revenue of $592.1 million for the quarter ended March 31, 2006, as compared to $65.4 million for the quarter ended March 31, 2005, of which the USF companies contributed $522.0 million. The increased revenue, including higher fuel surcharge revenue, is primarily attributed to the USF acquisition. Regional Transportation companies also have fuel surcharge programs that are substantially similar to those of our other asset-based operating companies.

Regional Transportation reported operating income of $20.5 million for the quarter ended March 31, 2006, which was unfavorably impacted by approximately $0.9 million related to losses on property sales. The company reported operating income of $8.0 million for the quarter ended March 31, 2005. The current period operating income reflects the contribution from the USF acquisition of $11.6 million. Operating income was somewhat below management’s expectations, though results improved over the course of the quarter. Regional Transportation reported an operating ratio of 96.5% in the first quarter of 2006 compared to 87.7% in the first quarter of 2005 which included only the results of New Penn.

Meridian IQ Results

Meridian IQ represented approximately 6% and 3% of our consolidated revenue in the first quarter of 2006 and 2005, respectively. This segment includes the results of Meridian IQ and, effective May 24, 2005, the results of the USF Logistics group of entities (“USFL”). The table below provides summary financial information for Meridian IQ for the three months ended March 31:

(in millions)	2006	2005	Percent Change
Operating revenue	$139.8	$56.4	n/m	(a)
Operating income	2.5	1.0	n/m

(a)	Not meaningful.

Three months ended March 31, 2006 compared to three months ended March 31, 2005

In the first quarter of 2006, Meridian IQ revenue increased by $83.4 million from the first quarter of 2005. The significant increase in revenue resulted from a combination of the additional business derived from the USFL acquisition and strong organic growth within Meridian IQ existing services. Operating income also increased from $1.0 million in the first quarter of 2005 to $2.5 million in the first quarter of 2006. The improved operating results are reflective of the increased revenue and scale of the organization.

Consolidated Results

Our consolidated results for the three months ended March 31, 2006 include the results of each of the operating segments previously discussed. In 2006, consolidated results also included the results of USF. The following discussion focuses on items that management evaluates on a consolidated basis, as segment results have been discussed previously.

Three months ended March 31, 2006 compared to three months ended March 31, 2005

The table below provides summary consolidated financial information for the three months ended March 31:

(in millions)	2006	2005	Percent Change
Operating revenue	$2,374.2	$1,678.0	41.5%
Operating income	87.8	90.0	(2.4)%
Nonoperating expenses, net	19.8	9.4	n/m (a)
Net income	42.1	49.9	(15.6)%

(a)	Not meaningful.

Our consolidated revenue is reflective of increased revenue at all of our operating companies, the addition of the USF operating companies, which contributed approximately $585.0 million, and increased fuel surcharge revenue.

Consolidated operating income decreased $2.2 million or 2.4% in the first quarter of 2006 compared to the first quarter of 2005. This decrease, which is offset by a higher fuel surcharge, is due to a variety of factors including increased purchased transportation costs (primarily rail costs) and approximately $4.0 million of costs (of which Yellow Transportation recognized $3.5 million) associated with hosting an industry conference during the three months ended March 31, 2006. Corporate expenses also reflect increased salaries and benefits related to additional personnel within the corporate group to support our overall growth. Of the $87.8 million of operating income for the three months ended March 31, 2006, the USF companies contributed $13.5 million.

Nonoperating expenses included increased interest expense of $11.2 million that resulted from additional debt issued and acquired in the second quarter of 2005 related to the USF acquisition.

Our effective tax rate for the first quarter of 2006 and 2005 was 38.1%. As we record our tax provision based on our full year forecasted results, we expect this rate to remain unchanged for the remainder of the year. Variations in the rate could result from our income allocation among subsidiaries and their relative state tax rates, in addition to tax planning strategies that may be implemented throughout the year.

   Financial Condition

Liquidity

Our liquidity needs arise primarily from capital investment in new equipment, land and structures, and information technology, as well as funding working capital requirements. To provide short-term and longer-term liquidity, we maintain capacity under a $850 million unsecured credit agreement and a $650 million asset backed securitization (“ABS”) agreement involving Yellow Transportation, Roadway, USF Holland and USF Reddaway accounts receivable. The termination date of the ABS facility is May 24, 2006, at which time we intend and expect to renew on an annual basis. We believe these facilities provide adequate capacity to fund our current working capital and capital expenditure requirements.

The following table provides details of the outstanding components and available unused capacity under the current bank credit agreement and ABS agreement at each period end:

(in millions)	March 31, 2006	December 31, 2005
Capacity:
Revolving loan	$850.0	$850.0
ABS facility	650.0	650.0

Total capacity	1,500.0	1,500.0

Amounts outstanding:
Revolving loan	(57.5)	(45.0)
Letters of credit	(531.3)	(459.3)
ABS facility	(449.5)	(375.0)

Total outstanding	(1,038.3)	(879.3)

Available unused capacity	$461.7	$620.7

Contingently Convertible Notes

The balance sheet classification of our contingently convertible notes between short-term and long-term is dependent upon certain conversion triggers, as defined. At March 31, 2006 and December 31, 2005, the conversion triggers had not been met. Accordingly, based on the stated maturity date, this obligation has been classified as a long-term liability on the accompanying balance sheets.

Stock Repurchase Program

In April 2006, our Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $100 million of its common stock. To date, no such shares have been purchased.

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

(in millions)	2006	2005
Net cash from operating activities	$0.7	$31.2
Net property and equipment additions	(109.4)	(33.8)
Proceeds from exercise of stock options	2.0	0.7

Free cash flow	$(106.7)	$(1.9)

Operating cash flows decreased from the first quarter of 2005 to the first quarter of 2006 primarily due to a decrease in other working capital fluctuations of $70.8 million, offset by decreased payments on accounts payable of $19.9 million, increased depreciation of $27.5 million and reduced collections on accounts receivable of $5.4 million. Other working capital fluctuations primarily related to a change in accrued income taxes due to a $55 million tax payment and increased insurance payments of approximately $14.5 million reflective of our USF acquisition and unfavorable claim trends.

In the first three months of 2006, net property and equipment additions increased by $75.6 million compared to the first three months of 2005. Gross property and equipment additions for the first quarter of 2006 were $118.1 million versus $42.7 million for the first quarter of 2005 with the increase related to the USF companies as well as our overall commitment to continue to invest in our operating companies. Our proceeds received from the exercise of stock options increased by $1.3 million in the first three months of 2006 compared to the first three months of 2005 favorably impacted our free cash flow.

Other than property and equipment activity discussed above, cash used in investing activities in the first quarter of 2006 also relates to the additional payment of $11.1 million to the seller of GPS Asia to settle the earn-out obligations. In the first quarter of 2005, we utilized $3.2 million for the acquisition of GPS Logistics (EU) Limited.

Net cash provided by financing activities was $89.0 million and $0.7 million in the first quarter of 2006 and 2005, respectively. The 2006 activity is primarily the result of $74.5 million of ABS borrowings and $12.5 million of net long-term debt borrowings. Additionally, the company received proceeds from the exercise of common stock options of $2.0 million. The $0.7 million of cash provided by financing activities in the first quarter of 2005 is a result of cash proceeds received from the exercise of common stock options.

We currently use cash generated from operations to fund capital expenditures, repay debt and fund working capital requirements. We expect that future cash requirements will principally be the same.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of March 31, 2006. Most of these obligations and commitments have been discussed in detail either in the preceding paragraphs or the notes to the financial statements. The tables do not include expected pension funding discussed in the notes to the consolidated financial statements.

Contractual Cash Obligation

	Payments Due by Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Balance sheet obligations:
ABS borrowings	$449.5	$—	$—	$—	$449.5
Long-term debt including interest	66.7	511.2	366.2	639.3	1,583.4
Off balance sheet obligations:
Operating leases	93.9	142.8	48.5	13.0	298.2	(a)
Capital expenditures	181.8	—	—	—	181.8

Total contractual obligations	$791.9	$654.0	$414.7	$652.3	$2,512.9

(a)	The net present value of operating leases, using a discount rate of 10%, was $272.2 million at March 31, 2006.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Available line of credit	$—	$—	$446.2	$—	$446.2
Letters of credit	531.3	—	—	—	531.3
Lease guarantees	1.1	1.3	—	—	2.4
Surety bonds	74.1	1.3	—	—	75.4

Total commercial commitments	$606.5	$2.6	$446.2	$—	$1,055.3

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, equity prices, foreign exchange rates and fuel prices.

Risk from Interest Rates and Equity Prices

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we historically utilized both fixed rate and variable rate financial instruments with varying maturities. At March 31, 2006, we had approximately 57% of our outstanding debt at fixed rates. If interest rates for our variable rate long-term debt had averaged 10% more during the period, our interest expense would have increased, and income before taxes would have decreased by $0.7 million for the three months ended March 31, 2006.

The table below provides information regarding our interest rate risk related to fixed-rate debt as of March 31, 2006. Principal cash flows are stated in millions and weighted average interest rates are by contractual maturity. The fair values of our Roadway senior notes, USF senior notes and contingent convertible senior notes have been calculated based on the quoted market prices at March 31, 2006. The market price for the contingent convertible senior notes reflects the combination of debt and equity components of the convertible instrument.

(in millions)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$227.5	$101.0	$156.0	$400.0	$884.5	$991.5
Average interest rate	—	—	8.22%	6.50%	8.41%	4.39%

Foreign Exchange Rates

Revenue, operating expenses, assets and liabilities of our Canadian, Mexican, Asian and United Kingdom subsidiaries are denominated in local currencies, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not material to our consolidated financial position or results of operations. On December 31, 2005, we entered into a foreign currency hedge with a notional and fair value amount of approximately $6.8 million and a maturity of June 30, 2006. This instrument is to effectively hedge our exposure to foreign currency fluctuations on certain intercompany debt with GPS Logistics (EU) Ltd., a wholly owned subsidiary.

Fuel Price Volatility

Yellow Transportation, Roadway and Regional Transportation currently have effective fuel surcharge programs in place. As discussed previously, these programs are well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average, national diesel fuel prices and is reset weekly, our exposure to fuel price volatility is significantly reduced.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

YRC Worldwide Inc.
Registrant

Date:	May 10, 2006	/s/ William D. Zollars
William D. Zollars
Chairman of the Board of
Directors, President & Chief
Executive Officer

Date:	May 10, 2006	/s/ Donald G. Barger, Jr.
Donald G. Barger, Jr.
Senior Vice President
& Chief Financial Officer