Form 10-Q
period 2006-06-30
YRC WORLDWIDE INC
filed 2006-08-08
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, $1 Par Value Per Share	57,515,424 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(Amounts in thousands except per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$83,603	$82,361
Accounts receivable, net	1,254,080	1,164,383
Prepaid expenses and other	205,514	230,888

Total current assets	1,543,197	1,477,632

Property and Equipment:
Cost	3,803,874	3,607,415
Less – accumulated depreciation	1,504,601	1,401,623

Net property and equipment	2,299,273	2,205,792

Goodwill	1,353,641	1,230,781
Intangibles, net	703,458	713,677
Other assets	102,396	106,307

Total assets	$6,001,965	$5,734,189

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$368,325	$393,934
Wages, vacations and employees’ benefits	530,231	522,882
Other current and accrued liabilities	337,040	372,988
Asset backed securitization (“ABS”) borrowings	449,500	374,970

Total current liabilities	1,685,096	1,664,774

Other Liabilities:
Long-term debt, less current portion	1,118,291	1,113,085
Deferred income taxes, net	455,796	387,220
Claims and other liabilities	654,537	632,622
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1 par value per share	60,663	60,450
Preferred stock, $1 par value per share	—	—
Capital surplus	1,167,280	1,154,654
Retained earnings	973,002	838,614
Accumulated other comprehensive loss	(23,080)	(27,610)
Treasury stock, at cost (3,158 shares)	(89,620)	(89,620)

Total shareholders’ equity	2,088,245	1,936,488

Total liabilities and shareholders’ equity	$6,001,965	$5,734,189

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the Three and Six Months Ended June 30

(Amounts in thousands except per share data)

(Unaudited)

	Three Months		Six Months
	2006	2005	2006	2005
Operating Revenue	$2,565,779	$2,088,846	$4,939,940	$3,766,807

Operating Expenses:
Salaries, wages and employees’ benefits	1,459,881	1,237,467	2,861,813	2,270,914
Operating expenses and supplies	468,422	333,592	918,349	590,049
Purchased transportation	280,618	228,331	533,904	411,984
Depreciation and amortization	74,722	59,080	148,162	105,048
Other operating expenses	105,600	92,444	212,466	164,125
(Gains) losses on property disposals, net	(3,226)	1,250	(2,344)	(1,984)
Reorganization and acquisition charges	7,481	864	7,481	864

Total operating expenses	2,393,498	1,953,028	4,679,831	3,541,000

Operating Income	172,281	135,818	260,109	225,807

Nonoperating (Income) Expenses:
Interest expense	23,111	14,189	43,659	22,804
Other	(563)	(1,316)	(1,359)	(545)

Nonoperating expenses, net	22,548	12,873	42,300	22,259

Income Before Income Taxes	149,733	122,945	217,809	203,548
Income tax provision	57,481	46,840	83,421	77,550

Net Income	$92,252	$76,105	$134,388	$125,998

Average Common Shares Outstanding – Basic	57,464	52,639	57,419	50,728

Average Common Shares Outstanding – Diluted	58,422	55,319	58,801	53,791

Basic Earnings Per Share	$1.61	$1.45	$2.34	$2.48

Diluted Earnings Per Share	$1.58	$1.38	$2.29	$2.34

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the Six Months Ended June 30

(Amounts in thousands)

(Unaudited)

	2006	2005
Operating Activities:
Net income	$134,388	$125,998
Noncash items included in net income:
Depreciation and amortization	148,162	105,048
Gains on property disposals, net	(2,344)	(1,984)
Deferred income tax provision, net	(228)	(2,996)
Changes in assets and liabilities, net:
Accounts receivable	(89,195)	(69,491)
Accounts payable	(38,879)	(48,411)
Other working capital items	(21,259)	41,679
Claims and other	22,207	31,786
Other, net	5,071	3,020

Net cash provided by operating activities	157,923	184,649

Investing Activities:
Acquisition of property and equipment	(250,162)	(120,523)
Proceeds from disposal of property and equipment	24,045	12,437
Acquisition of companies	(14,842)	(754,300)
Other	(2,548)	—

Net cash used in investing activities	(243,507)	(862,386)

Financing Activities:
ABS borrowings, net	74,530	486,000
Borrowing of long-term debt, net	10,000	149,994
Debt issuance costs	—	(3,151)
Proceeds from exercise of stock options	2,296	800

Net cash provided by financing activities	86,826	633,643

Net Increase (Decrease) In Cash and Cash Equivalents	1,242	(44,094)

Cash and Cash Equivalents, Beginning of Period	82,361	106,489

Cash and Cash Equivalents, End of Period	$83,603	$62,395

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

YRC Worldwide Inc. and Subsidiaries

For the Six Months Ended June 30

(Amounts in thousands)

(Unaudited)

2006
Common Stock
Beginning balance	$60,450
Stock option exercises	69
Employer contribution to 401(k) plan	93
Issuance of equity awards, net	51

Ending balance	$60,663

Capital Surplus
Beginning balance	$1,154,654
Stock option exercises	2,227
Employer contribution to 401(k) plan	3,959
Share-based compensation	6,407
Other, net	33

Ending balance	$1,167,280

Retained Earnings
Beginning balance	$838,614
Net income	134,388

Ending balance	$973,002

Accumulated Other Comprehensive Loss
Beginning balance	$(27,610)
Foreign currency translation adjustment, net of tax	4,530

Ending balance	$(23,080)

Treasury Stock, At Cost
Beginning and ending balance	$(89,620)

Total Shareholders’ Equity	$2,088,245

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

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. The Company adopted the name YRC Worldwide in January 2006 to reflect the fact that its services have expanded to encompass logistics as well as global, national and regional transportation. The YRC Worldwide portfolio of brands provides one of the most comprehensive packages of services for the shipment of industrial, commercial and retail goods domestically and internationally. The brands operate independently in the marketplace, providing customers with a differentiated and valued choice of services and providers. Our operating subsidiaries, which are also our reportable segments, include the following:

•	Yellow Transportation, Inc. (“Yellow Transportation”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. Approximately 45% of Yellow Transportation shipments are completed in two days or less.

•	Roadway Express, Inc. (“Roadway”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through regionalized management and customer facing organizations. Approximately 32% of Roadway shipments are completed in two days or less. Roadway owns 100% of Reimer Express Lines Ltd. (“Reimer”), located in Canada, that specializes in shipments into, across and out of Canada.

•	YRC Regional Transportation, Inc. (“Regional Transportation”) is a holding company for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of New Penn Motor Express, Inc. (“New Penn”), USF Holland Inc., USF Reddaway Inc. and USF Bestway Inc., which provide regional, next-day ground services through a network of facilities located across the United States (“U.S.”); Quebec, Canada; Mexico and Puerto Rico. USF Glen Moore Inc., a provider of truckload services throughout the U.S., is also a subsidiary of Regional Transportation. Approximately 67% of Regional Transportation shipments are delivered in one day or less.

•	Meridian IQ is a global logistics management company that plans and coordinates the movement of goods worldwide to provide customers a single source for logistics management solutions. Meridian IQ delivers a wide range of global logistics management services, with the ability to provide customers improved return-on-investment results through flexible, fast and easy-to-implement logistics services and technology management solutions.

2.	Principles of Consolidation

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

USF Corporation

On May 24, 2005, YRC Worldwide completed the acquisition of USF Corporation (“USF”), headquartered in Chicago, IL, through the merger (the “Merger”) of a wholly owned subsidiary of YRC Worldwide with and into USF, resulting in USF becoming a wholly owned subsidiary of YRC Worldwide. The allocation of the purchase price to the assets and liabilities acquired was finalized during the three months ended June 30, 2006 including all related tax accounts.

The final purchase price allocation was as follows (in millions):

Current assets, net of cash acquired of $106.9 million	$349.5
Property and equipment	751.1
Goodwill	695.5
Intangible assets	253.0
Other assets	19.1
Current liabilities	(410.0)
Long-term debt ($250 million principal)	(272.2)
Other liabilities	(194.8)

Net assets acquired	$1,191.2

During the six months ended June 30, 2006, we finalized the restructuring activities associated with the USF acquisition. We have accrued an additional $8.4 million during the six months ended June 30, 2006 for contract termination costs as well as other closure activities. All of these restructuring items were effectuated within one year of the acquisition in accordance with purchase accounting requirements. During the six months ended June 30, 2006, we paid $5.9 million of restructuring costs resulting in a $10.2 million accrued liability at June 30, 2006.

The following unaudited pro forma data summarizes the results of operations as if the USF acquisition had occurred as of January 1, 2005 for the three and six months ended June 30, 2005:

(in millions except per share data)	Three Months	Six Months
Revenue	$2,449.1	$4,725.0
Net income	66.5	106.3
Diluted earnings per share	$1.10	$1.75

The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to interest expense and amortization expense, net of tax. Included in the pro forma results for the three and six months ended June 30, 2005 is approximately $18.3 million ($11.2 million net of tax) of acquisition charges incurred by USF that are considered unusual. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of YRC Worldwide that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of YRC Worldwide.

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

Other

In May 2006, Meridian IQ paid an additional $2.5 million to the former owners of GPS Logistics (EU) Limited, which represented an earn-out payment related to the February 2004 acquisition. This amount has been allocated to goodwill in the accompanying financial statements. A final earn-out payment could be required based on the twelve month results ending February 28, 2008.

During the three months ended June 30, 2006, Meridian IQ acquired a company in Chile and formed a company in Colombia, in each case to support contractual customer activities. The collective purchase price and formation costs are not significant, and the pro forma effects of this activity are not material to our results of operations.

4.	Goodwill and Intangibles

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. In accordance with SFAS No. 142, we review goodwill at least annually for impairment based on a fair value approach.

The following table shows the amount of goodwill attributable to our operating segments with goodwill balances and changes therein:

(in millions)	Roadway	Regional Transportation	Meridian IQ	Total
Balances at December 31, 2005	$539.9	$526.0	$164.9	$1,230.8
Goodwill resulting from acquisitions	(0.4)	118.1	3.8	121.5
Changes in foreign currency exchange rates	0.8	—	0.5	1.3

Balances at June 30, 2006	$540.3	$644.1	$169.2	$1,353.6

During the six months ended June 30, 2006, we finalized the purchase price allocation for the USF acquisition. As a part of this process, additional amounts were recognized as goodwill including approximately $55.1 million related to deferred taxes, $8.4 million of restructuring charges and $4.3 million related to the USF Red Star multi-employer pension plan withdrawal liabilities (See Certain Commitments, Contingencies and Uncertainties footnote). Additionally, the allocation of goodwill between USF Logistics and the remaining USF companies was finalized resulting in a $28.2 million reclassification from USF Logistics (a part of the Meridian IQ segment) to the remaining USF companies (a part of the Regional Transportation segment). Changes to Meridian IQ goodwill during the six months ended June 30, 2006 included $21.9 million of GPS Asia and $2.5 million GPS Logistics (EU) Limited contractual payments discussed above. The changes also included $4.0 million related to deferred taxes on USF Logistics purchase accounting items. These changes were offset by the $28.2 million reallocation of goodwill related to the USF acquisition.

5.	Debt and Financing

Total debt consisted of the following:

(in millions)	June 30, 2006	December 31, 2005
ABS borrowings, secured by accounts receivable	$449.5	$375.0
Floating rate notes	150.0	150.0
USF senior notes	267.1	269.4
Roadway senior notes	236.7	239.2
Contingent convertible senior notes	400.0	400.0
Revolving credit facility	55.0	45.0
Other	9.5	9.5

Total debt	$1,567.8	$1,488.1
ABS borrowings	(449.5)	(375.0)

Long-term debt	$1,118.3	$1,113.1

6.	Stock-Based Compensation

We have a long-term incentive and equity award plan, which is shareholder approved, that authorized the issuance of up to a total of 3.43 million shares and provides for awards to be made in cash and performance share units at the discretion of the Board of Directors. Though not widely used, this plan also provides for the award of options. Prior to January 1, 2006, we accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost relative to options was recognized in the Statements of Operations for the years ended December 31, 2005 or 2004 as all options granted under our plan had an exercise price equal to the market value of the underlying common stock on the date of grant. During the years ended December 31, 2005 and 2004, we recognized expense for performance share units (“nonvested shares”) over the respective vesting period and performance period, if applicable, based on the grant date fair value. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, in addition to the compensation costs related to nonvested shares, compensation cost recognized in the first six months of 2006 also includes: (a) compensation cost for all share-based payments (i.e. options) granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, if any, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, our income before income taxes is $0.4 million and $0.8 million lower for the three and six months ended June 30, 2006, respectively, and net income is $0.3 million and $0.5 million lower for the three and six months ended June 30, 2006, respectively, than if we had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the six months ended June 30, 2006 have not been impacted by the adoption of Statement 123(R), due to the immaterial impact to net income.

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

(in millions except per share data)	Three Months Ended June 30 2005	Six Months Ended June 30 2005
Net income – as reported	$76.1	$126.0
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.2	0.5

Pro forma net income	$75.9	$125.5

Basic earnings per share:
Net income – as reported	$1.45	$2.48
Net income – pro forma	1.44	2.48

Diluted earnings per share:
Net income – as reported	$1.38	$2.34
Net income – pro forma	1.37	2.34

During the six months ended June 30, 2006 and 2005, we did not grant any option awards. Traditionally, the fair value of each option is estimated on the date of grant using the Black-Scholes-Merton pricing model. Expected volatilities are based on implied volatilities from historical volatility of our stock. We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of option activity under the Plan as of June 30, 2006, and changes during the six months then ended is presented in the following table:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	647	$24.87
Granted	—	—
Exercised	(69)	27.69
Forfeited / expired	(8)	29.67

Outstanding at June 30, 2006	570	24.46	4.82	$10,089
Exercisable at June 30, 2006	370	21.33	3.89	$7,691

The total intrinsic value of options exercised during the six months ended June 30, 2006 was $1.4 million.

A summary of the status of our nonvested shares as of June 30, 2006, and changes during the six months then ended, is presented in the following table:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	756	$47.50
Granted	292	48.19
Vested	(96)	47.44
Forfeited	(6)	47.61

Nonvested at June 30, 2006	946	$47.72

As of June 30, 2006, there was $25.1 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.3 years. The fair value of nonvested shares is determined based on the opening trading price of our shares on the grant date. The fair value of shares vested during the six months ended June 30, 2006 was $4.5 million.

7.	Employee Benefits

Components of Net Periodic Pension and Other Postretirement Cost

The following table sets forth the components of our pension costs for the three and six months ended June 30:

	Three Months		Six Months
(in millions)	2006	2005	2006	2005
Service cost	$11.7	$10.7	$22.6	$21.3
Interest cost	15.9	15.1	31.6	30.0
Expected return on plan assets	(14.8)	(14.0)	(29.6)	(27.8)
Amortization of prior service cost	0.4	0.4	0.8	0.8
Amortization of net loss	3.0	2.7	5.5	5.3

Net periodic pension cost	$16.2	$14.9	$30.9	$29.6

The following table sets forth the components of our other postretirement costs for the three and six months ended June 30:
	Three Months		Six Months
(in millions)	2006	2005	2006	2005
Service cost	$0.1	$0.4	$0.3	$0.6
Interest cost	0.5	1.1	1.0	1.6
Amortization of prior service cost	0.1	0.1	0.1	0.2
Amortization of net (gain)	(0.1)	(0.1)	(0.2)	(0.2)

Other postretirement cost	$0.6	$1.5	$1.2	$2.2

Employer Contributions

We expect to contribute approximately $72.8 million to our company-sponsored pension plans in 2006 which includes $3.8 million related to other postretirement costs. For the three and six months ended June 30, 2006, our contributions to the pension plans have not been significant.

8.	Earnings Per Share

Dilutive securities, consisting of options to purchase our common stock, included in the calculation of diluted weighted average common shares were 573,000 and 584,000 for the three and six months ended June 30, 2006, and 583,000 and 626,000 for the three and six months ended June 30, 2005. In addition, dilutive securities related to our net share settle contingent convertible notes were 385,000 and 798,000 for the three and six months ended June 30, 2006, and 2,097,000 and 2,437,000 for the three and six months ended June 30, 2005.

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

Information relative to USF Red Star and USF Dugan, previously included in Regional Transportation, has been included in the Corporate segment in 2006 as these entities are no longer operating.

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

The following table summarizes our operations by business segment:

(in millions)	Yellow Transportation	Roadway	Regional Transportation(c)	Meridian IQ(d)	Corporate/ Eliminations	Consolidated
As of June 30, 2006
Identifiable assets	$1,088.4	$2,155.7	$2,273.9	$392.0	$92.0	$6,002.0

As of December 31, 2005
Identifiable assets	1,065.1	2,075.0	1,993.7	385.0	215.4	5,734.2

Three months ended June 30, 2006
External revenue	884.8	874.7	654.1	152.2	—	2,565.8
Intersegment revenue	1.1	2.1	—	1.4	(4.6)	—
Operating income (loss)	66.3	57.9	53.6	2.7	(8.2)	172.3
Adjustments to operating income(a)	2.4	(0.7)	(0.3)	1.5	1.3	4.2
Adjusted operating income (loss)(b)	68.7	57.2	53.3	4.2	(6.9)	176.5

Three months ended June 30, 2005
External revenue	850.2	830.1	313.4	95.1	—	2,088.8
Intersegment revenue	0.9	0.8	1.1	0.5	(3.3)	—
Operating income (loss)	68.5	51.2	19.8	3.6	(7.3)	135.8
Adjustments to operating income(a)	0.1	1.0	0.4	—	0.6	2.1
Adjusted operating income (loss)(b)	68.6	52.2	20.2	3.6	(6.7)	137.9

Six months ended June 30, 2006
External revenue	1,723.9	1,678.1	1,246.1	291.8	—	4,939.9
Intersegment revenue	2.5	4.0	—	1.6	(8.1)	—
Operating income (loss)	97.9	95.5	75.0	5.2	(13.5)	260.1
Adjustments to operating income(a)	1.8	(0.1)	(0.3)	1.5	2.2	5.1
Adjusted operating income (loss)(b)	99.7	95.4	74.7	6.7	(11.3)	265.2

Six months ended June 30, 2005
External revenue	1,640.8	1,596.1	378.9	151.0	—	3,766.8
Intersegment revenue	1.5	1.5	1.0	1.1	(5.1)	—
Operating income (loss)	117.3	88.3	27.9	4.6	(12.3)	225.8
Adjustments to operating income(a)	(2.5)	0.5	0.4	—	0.5	(1.1)
Adjusted operating income (loss)(b)	114.8	88.8	28.3	4.6	(11.8)	224.7

(a)	Management excludes these items when evaluating operating income and segment performance to better evaluate the results of our core operations. The 2006 adjustments relate to reorganization expenses and losses (gains) on property disposals. The 2005 adjustments relate to acquisition charges and losses (gains) on property disposals.
(b)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.
(c)	The segment information for Regional Transportation for the three and six months ended June 30, 2005 includes USF operating companies results since May 24, 2005, the date of acquisition.
(d)	The segment information for Meridian IQ for the three and six months ended June 30, 2005 includes USF Logistics results since May 24, 2005, the date of acquisition.

10.	Comprehensive Income

Our comprehensive income for the periods presented includes net income and foreign currency translation adjustments. Comprehensive income for the three and six months ended June 30 follows:

	Three Months		Six Months
(in millions)	2006	2005	2006	2005
Net income	$92.3	$76.1	$134.4	$126.0
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	2.2	(1.1)	4.5	(1.7)

Comprehensive income	$94.5	$75.0	$138.9	$124.3

11.	Certain Commitments, Contingencies and Uncertainties

USF Red Star Inc.

In 2004 USF Red Star Inc. (“USF Red Star”), a USF subsidiary that operated in the Northeastern U.S, was shut down. Due to the shutdown, USF, now our wholly owned subsidiary is subject to withdrawal liability under the Multi-Employer Pension Plan Amendment Act of 1980 (as amended, “MEPPA”) for up to 14 multi-employer pension plans. Based on information that USF has received from these plans, YRC Worldwide estimates that USF Red Star could be liable for up to approximately $90 million. However, YRC Worldwide also estimates that approximately $25 million of this liability could be abated because of contributions that Yellow Transportation, Roadway, New Penn and USF Holland made to certain of these 14 plans. Thus, at the purchase date we reserved approximately $65 million, representing the present value, for these liabilities. We have recognized these liabilities as an obligation assumed on the acquisition date of USF, resulting in additional goodwill. We have been making payments to several of these funds while any abatement is determined. As of June 30, 2006, we have approximately $58.8 million accrued for this obligation. The expected annual cash flow relative to this liability is approximately $10.9 million. USF is entitled to review and contest liability assessments that various funds provided as well as determine whether additional abatement might be available as a result of other YRC Worldwide business units who make contributions to these plans. The final withdrawal liability may be adjusted when further information is available as we negotiate with the pension plans to agree on the correct calculation of withdrawal liability amounts and as sufficient information becomes available to determine the available abatement of the liability under MEPPA, including any necessary arbitration or litigation with the affected pension plans. The timing of any funding of USF Red Star’s withdrawal liabilities to any particular fund will depend upon agreement with the fund on the ultimate amount of the liability, the conclusion of any arbitration or litigation to settle any disputes and the determination at the end of a plan year of whether abatement is applicable. MEPPA provides that certain interim payments may be required until these events occur. MEPPA also provides that any ultimate withdrawal liability payments may be made in a lump sum or over a period of time.

Grupo Almex

In 2003, USF Corporation (“USF”), and its wholly owned subsidiary, USF Mexico Inc. (“USF Mexico”), entered into a series of contractual agreements with Gustavo Gonzalez Garcia and various members of his family (the “Gonzalez Family”) and Autolineas Mexicanas, S.A. de C.V., Servicios Gerenciales del Norte, S.A. de C.V., Sonax, S.A. de C.V. and Logistica ALM, S.A. de C.V. (collectively, “Grupo Almex”). Various members of the Gonzalez Family own the entities comprising Grupo Almex. Pursuant to an agreement, the Gonzalez Family organized a newly created company called Soflex, S. de R.L. de C.V. (“Soflex”), which they wholly owned. USF Mexico entered into a secured credit agreement with Soflex to lend up to $9.95 million to Soflex. USF Mexico lent approximately $9.3 million to Soflex under the agreement. Soflex and its subsidiaries used some of the loan proceeds to acquire certain of Grupo Almex’s assets. Certain of the Grupo Almex companies and certain of Soflex’s subsidiaries guaranteed the secured credit facility.

Soflex has defaulted on its payment of the principal of, and interest on, the loans that USF Mexico made to Soflex.

As part of the security for the credit agreement, the Gonzalez Family, Soflex, and one of Soflex’s subsidiaries (the “Settlors”) established a trust for the benefit of USF Mexico. The Settlors agreed to transfer to the trust title to their equity interests in Soflex and Soflex’s subsidiaries and title to real property of one of Soflex’s subsidiaries. A second trust was also created under which the Gonzalez Family transferred title to their Grupo Almex stock to the trust for USF Mexico’s benefit. Pledge agreements were entered granting security interests in these assets to USF Mexico. A lien on substantially all of the assets of Soflex and certain of the assets of Grupo Almex also secures the loans under the credit agreement.

In 2005, YRC Worldwide Inc. (together with its subsidiaries, the “Company”) acquired USF through a merger of USF with and into a wholly owned subsidiary of the Company. The successor to USF in that merger is YRC Regional Transportation, Inc. (“YRC Regional”).

Grupo Almex and the Gonzalez Family have attempted to invoke the contractual arbitration provision in one of the agreements pertaining to the loans. They have asserted various claims against the Company, including breach of contract and alleged fiduciary duties, breach of loan commitment and breach of a non-competition provision. Grupo Almex and the Gonzalez Family are seeking damages and relief for the alleged loss of the value of their business, damages for breach of contract, excuse from repayment of the loans under the credit agreement, release of all liens on Grupo Almex’s assets, termination of the parties’ business relationship and attorney’s fees.

The Company believes that Soflex has defaulted on its obligations to repay its debt and denies the basis of the claims of the Gonzalez Family and Grupo Almex for contractual or fiduciary breaches.

The agreements among the various parties are governed by Mexican law. Various parties are subject to mandatory, binding arbitrations in Dallas, Texas under contractual arbitration clauses in the agreements, which require the use of UNCITRAL arbitration rules.

The Company intends to vigorously defend the allegations that the Gonzalez Family and Grupo Almex have asserted. The Company has challenged the right to include various parties in the arbitration and has filed for separate arbitration under another agreement between certain parties. USF Mexico will initiate collection of Soflex’s defaulted loans and intends to vigorously pursue its remedies under the secured credit agreement and related agreements.

Other

USF Bestway’s collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”) initially expired on December 31, 2005. In July 2006, the Company and the IBT ratified a new five-year agreement.

12.	Recent Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the 2007 fiscal year with the cumulative effect of the change in accounting principle recorded as an adjustment to opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

13.	Guarantees of the Contingent Convertible Senior Notes and Senior Floating Rate Notes

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

The following represents summarized condensed consolidating financial information as of June 30, 2006 and December 31, 2005 with respect to the financial position and for the three and six months ended June 30, 2006 and 2005 for results of operations and for the six months ended June 30, 2006 and 2005 for the statements of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the contingent convertible senior notes and the floating rate notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes and the floating rate notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws, Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheets

June 30, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$52	$9	$23	$—	$84
Intercompany advances receivable	—	(91)	91	—	—
Accounts receivable, net	3	(5)	1,272	(16)	1,254
Prepaid expenses and other	4	95	106	—	205

Total current assets	59	8	1,492	(16)	1,543
Property and equipment	1	3,218	585	—	3,804
Less – accumulated depreciation	(1)	(1,417)	(87)	—	(1,505)

Net property and equipment	—	1,801	498	—	2,299
Investment in subsidiaries	3,078	268	—	(3,346)	—
Receivable from affiliate	(391)	451	(60)	—	—
Goodwill and other assets	263	2,411	336	(850)	2,160

Total assets	$3,009	$4,939	$2,266	$(4,212)	$6,002

Intercompany advances payable	$519	$(679)	$369	$(209)	$—
Accounts payable	19	282	74	(7)	368
Wages, vacations and employees’ benefits	19	442	69	—	530
Other current and accrued liabilities	(32)	265	106	(2)	337
Current maturities of long-term debt	—	—	450	—	450

Total current liabilities	525	310	1,068	(218)	1,685
Payable to affiliate	(104)	531	223	(650)	—
Long-term debt, less current portion	604	514	—	—	1,118
Deferred income taxes, net	10	346	100	—	456
Claims and other liabilities	25	402	228	—	655
Commitments and contingencies
Shareholders’ equity	1,949	2,836	647	(3,344)	2,088

Total liabilities and shareholders’ equity	$3,009	$4,939	$2,266	$(4,212)	$6,002

December 31, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$20	$18	$44	$—	$82
Intercompany advances receivable	—	(71)	71	—	—
Accounts receivable, net	(61)	32	1,202	(9)	1,164
Prepaid expenses and other	7	135	90	—	232

Total current assets	(34)	114	1,407	(9)	1,478
Property and equipment	1	3,024	583	—	3,608
Less – accumulated depreciation	(1)	(1,341)	(60)	—	(1,402)

Net property and equipment	—	1,683	523	—	2,206
Investment in subsidiaries	3,037	7	—	(3,044)	—
Receivable from affiliate	(354)	356	(2)	—	—
Goodwill and other assets	265	1,933	363	(511)	2,050

Total assets	$2,914	$4,093	$2,291	$(3,564)	$5,734

Intercompany advances payable	$405	$(574)	$378	$(209)	$—
Accounts payable	10	314	70	—	394
Wages, vacations and employees’ benefits	12	450	61	—	523
Other current and accrued liabilities	5	251	160	(43)	373
Current maturities of long-term debt	—	—	375	—	375

Total current liabilities	432	441	1,044	(252)	1,665
Payable to affiliate	(105)	(209)	464	(150)	—
Long-term debt, less current portion	595	518	—	—	1,113
Deferred income taxes, net	4	242	141	—	387
Claims and other liabilities	26	496	176	(65)	633
Commitments and contingencies
Shareholders’ equity	1,962	2,605	466	(3,097)	1,936

Total liabilities and shareholders’ equity	$2,914	$4,093	$2,291	$(3,564)	$5,734

Condensed Consolidating Statements of Operations
For the three months ended June 30, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$12	$2,173	$482	$(101)	$2,566

Operating expenses:
Salaries, wages and employees’ benefits	12	1,235	227	(14)	1,460
Operating expenses and supplies	7	416	127	(82)	468
Purchased transportation	—	210	75	(4)	281
Depreciation and amortization	—	60	15	—	75
Other operating expenses	—	91	14	—	105
Gains on property disposals, net	—	(2)	(1)	—	(3)
Reorganization and acquisition charges	1	6	1	—	8

Total operating expenses	20	2,016	458	(100)	2,394

Operating income (loss)	(8)	157	24	(1)	172

Nonoperating (income) expenses:
Interest expense	2	4	(11)	28	23
Other	9	38	(18)	(30)	(1)

Nonoperating (income) expenses, net	11	42	(29)	(2)	22

Income (loss) before income taxes	(19)	115	53	1	150
Income tax provision (benefit)	(5)	43	19	1	58

Net income (loss)	$(14)	$72	$34	$—	$92

For the three months ended June 30, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$14	$1,758	$317	$—	$2,089

Operating expenses:
Salaries, wages and employees’ benefits	12	1,073	153	—	1,238
Operating expenses and supplies	7	265	62	—	334
Purchased transportation	—	167	61	—	228
Depreciation and amortization	—	48	11	—	59
Other operating expenses	—	79	13	—	92
Losses on property disposals, net	—	1	—	—	1
Acquisition charges	1	—	—	—	1

Total operating expenses	20	1,633	300	—	1,953

Operating income (loss)	(6)	125	17	—	136

Nonoperating (income) expenses:
Interest expense	7	(6)	13	—	14
Other	(6)	44	(39)	—	(1)

Nonoperating (income) expenses, net	1	38	(26)	—	13

Income (loss) before income taxes	(7)	87	43	—	123
Income tax provision (benefit)	(1)	33	15	—	47

Net income (loss)	$(6)	$54	$28	$—	$76

For the six months ended June 30, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$30	$4,206	$906	$(202)	$4,940

Operating expenses:
Salaries, wages and employees’ benefits	23	2,427	433	(21)	2,862
Operating expenses and supplies	19	829	240	(170)	918
Purchased transportation	—	406	136	(8)	534
Depreciation and amortization	—	118	30	—	148
Other operating expenses	—	180	32	—	212
Gains on property disposals, net	—	(2)	—	—	(2)
Reorganization and acquisition charges	1	6	1	—	8

Total operating expenses	43	3,964	872	(199)	4,680

Operating income (loss)	(13)	242	34	(3)	260

Nonoperating (income) expenses:
Interest expense	17	15	12	—	44
Other	3	69	(70)	(4)	(2)

Nonoperating (income) expenses, net	20	84	(58)	(4)	42

Income (loss) before income taxes	(33)	158	92	1	218
Income tax provision (benefit)	(8)	59	35	(2)	84

Net income (loss)	$(25)	$99	$57	$3	$134

For the six months ended June 30, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$29	$3,362	$447	$(71)	$3,767

Operating expenses:
Salaries, wages and employees’ benefits	23	2,032	216	—	2,271
Operating expenses and supplies	16	559	85	(70)	590
Purchased transportation	—	321	92	(1)	412
Depreciation and amortization	—	89	16	—	105
Other operating expenses	—	148	16	—	164
Gains on property disposals, net	—	(2)	—	—	(2)
Acquisition charges	1	—	—	—	1

Total operating expenses	40	3,147	425	(71)	3,541

Operating income (loss)	(11)	215	22	—	226

Nonoperating (income) expenses:
Interest expense	13	10	—	—	23
Other	(13)	56	(44)	—	(1)

Nonoperating (income) expenses, net	—	66	(44)	—	22

Income (loss) before income taxes	(11)	149	66	—	204
Income tax provision (benefit)	(1)	55	24	—	78

Net income (loss)	$(10)	$94	$42	$—	$126

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(111)	$235	$34	$—	$158

Investing activities:
Acquisition of property and equipment	—	(220)	(30)	—	(250)
Proceeds from disposal of property and equipment	—	24	—	—	24
Acquisition of companies	(15)	—	—	—	(15)
Other	—	4	(6)	—	(2)

Net cash used in investing activities	(15)	(192)	(36)	—	(243)

Financing activities:
ABS borrowings, net	—	—	75	—	75
Issuance of long-term debt	10	—	—	—	10
Proceeds from exercise of stock options	2	—	—	—	2
Intercompany advances / repayments	146	(52)	(94)	—	—

Net cash provided by (used in) financing activities	158	(52)	(19)	—	87

Net increase (decrease) in cash and cash equivalents	32	(9)	(21)	—	2
Cash and cash equivalents, beginning of period	20	18	44	—	82

Cash and cash equivalents, end of period	$52	$9	$23	$—	$84

For the six months ended June 30, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(8)	$101	$92	$—	$185

Investing activities:
Acquisition of property and equipment	—	(60)	(61)	—	(121)
Proceeds from disposal of property and equipment	—	9	3	—	12
Acquisition of companies	(804)	47	3	—	(754)

Net cash used in investing activities	(804)	(4)	(55)	—	(863)

Financing activities:
ABS borrowings, net	—	—	486	—	486
Issuance of long-term debt	150	—	—	—	150
Debt issuance costs	(3)	—	—	—	(3)
Proceeds from exercise of stock options	1	—	—	—	1
Intercompany advances / repayments	602	(91)	(511)	—	—

Net cash provided by (used in) financing activities	750	(91)	(25)	—	634

Net increase (decrease) in cash and cash equivalents	(62)	6	12	—	(44)
Cash and cash equivalents, beginning of period	82	7	17	—	106

Cash and cash equivalents, end of period	$20	$13	$29	$—	$62

14.	Guarantees of the Senior Notes Due 2008

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

The following represents summarized condensed consolidating financial information of YRC Worldwide and its subsidiaries as of June 30, 2006 and December 31, 2005 with respect to the financial position and for the three and six months ended June 30, 2006 and 2005 for results of operations and for the six months ended June 30, 2006 and 2005 for the statements of cash flows. The primary obligor column presents the financial information of Roadway LLC. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2008 including YRC Worldwide, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheets

June 30, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$63	$21	$—	$84
Intercompany advances receivable	—	(23)	23	—	—
Accounts receivable, net	—	(15)	1,280	(11)	1,254
Prepaid expenses and other	—	52	153	—	205

Total current assets	—	77	1,477	(11)	1,543
Property and equipment	—	996	2,808	—	3,804
Less – accumulated depreciation	—	(168)	(1,337)	—	(1,505)

Net property and equipment	—	828	1,471	—	2,299
Investment in subsidiaries	—	3,092	208	(3,300)	—
Receivable from affiliate	148	(354)	206	—	—
Goodwill and other assets	652	1,268	1,090	(850)	2,160

Total assets	$800	$4,911	$4,452	$(4,161)	$6,002

Intercompany advances payable	$—	$166	$43	$(209)	$—
Accounts payable	—	114	256	(2)	368
Wages, vacations and employees’ benefits	—	229	301	—	530
Other current and accrued liabilities	8	84	247	(2)	337
Current maturities of long-term debt	—	—	450	—	450

Total current liabilities	8	593	1,297	(213)	1,685
Payable to affiliate	—	546	104	(650)	—
Long-term debt, less current portion	237	605	276	—	1,118
Deferred income taxes, net	(8)	205	259	—	456
Claims and other liabilities	—	268	387	—	655
Commitments and contingencies
Shareholders’ equity	563	2,694	2,129	(3,298)	2,088

Total liabilities and shareholders’ equity	$800	$4,911	$4,452	$(4,161)	$6,002

December 31, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$34	$48	$—	$82
Intercompany advances receivable	—	(22)	22	—	—
Accounts receivable, net	—	(81)	1,254	(9)	1,164
Prepaid expenses and other	1	56	175	—	232

Total current assets	1	(13)	1,499	(9)	1,478
Property and equipment	—	914	2,694	—	3,608
Less – accumulated depreciation	—	(130)	(1,272)	—	(1,402)

Net property and equipment	—	784	1,422	—	2,206
Investment in subsidiaries	—	3,037	7	(3,044)	—
Receivable from affiliate	126	(305)	179	—	—
Goodwill and other assets	656	1,278	980	(864)	2,050

Total assets	$783	$4,781	$4,087	$(3,917)	$5,734

Intercompany advances payable	$—	$111	$98	$(209)	$—
Accounts payable	—	113	281	—	394
Wages, vacations and employees’ benefits	—	226	297	—	523
Other current and accrued liabilities	1	68	304	—	373
Current maturities of long-term debt	—	—	375	—	375

Total current liabilities	1	518	1,355	(209)	1,665
Due to affiliate	—	545	105	(650)	—
Long-term debt, less current portion	239	595	279	—	1,113
Deferred income taxes, net	(7)	199	195	—	387
Claims and other liabilities	—	276	357	—	633
Commitments and contingencies
Shareholders’ equity	550	2,648	1,796	(3,058)	1,936

Total liabilities and shareholders’ equity	$783	$4,781	$4,087	$(3,917)	$5,734

Condensed Consolidating Statements of Operations
For the three months ended June 30, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$929	$1,736	$(99)	$2,566

Operating expenses:
Salaries, wages and employees’ benefits	—	537	937	(14)	1,460
Operating expenses and supplies	—	173	372	(77)	468
Purchased transportation	—	97	190	(6)	281
Depreciation and amortization	—	24	51	—	75
Other operating expenses	—	36	69	—	105
Gains on property disposals, net	—	(3)	—	—	(3)
Reorganization and acquisition charges	—	3	5	—	8

Total operating expenses	—	867	1,624	(97)	2,394

Operating income (loss)	—	62	112	(2)	172

Nonoperating (income) expenses:
Interest expense	3	(11)	(7)	38	23
Other	(13)	47	5	(40)	(1)

Nonoperating (income) expenses, net	(10)	36	(2)	(2)	22

Income (loss) before income taxes	10	26	114	—	150
Income tax provision	5	12	40	1	58

Net income (loss)	$5	$14	$74	$(1)	$92

For the three months ended June 30, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$806	$1,283	$—	$2,089

Operating expenses:
Salaries, wages and employees’ benefits	—	527	711	—	1,238
Operating expenses and supplies	—	89	245	—	334
Purchased transportation	—	81	147	—	228
Depreciation and amortization	—	20	39	—	59
Other operating expenses	—	37	55	—	92
Losses on property disposals, net	—	1	—	—	1
Acquisition charges	—	1	—	—	1

Total operating expenses	—	756	1,197	—	1,953

Operating income	—	50	86	—	136

Nonoperating (income) expenses:
Interest expense	3	(6)	17	—	14
Other	(13)	36	(24)	—	(1)

Nonoperating (income) expenses, net	(10)	30	(7)	—	13

Income before income taxes	10	20	93	—	123
Income tax provision	4	8	35	—	47

Net income	$6	$12	$58	$—	$76

For the six months ended June 30, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,778	$3,355	$(193)	$4,940

Operating expenses:
Salaries, wages and employees’ benefits	—	1,040	1,843	(21)	2,862
Operating expenses and supplies	—	341	736	(159)	918
Purchased transportation	—	179	365	(10)	534
Depreciation and amortization	—	46	102	—	148
Other operating expenses	—	70	142	—	212
Gains on property disposals, net	—	(2)	—	—	(2)
Reorganization and acquisition charges	—	3	5	—	8

Total operating expenses	—	1,677	3,193	(190)	4,680

Operating income (loss)	—	101	162	(3)	260

Nonoperating (income) expenses:
Interest expense	7	17	20	—	44
Other	(27)	53	(25)	(3)	(2)

Nonoperating (income) expenses, net	(20)	70	(5)	(3)	42

Income (loss) before income taxes	20	31	167	—	218
Income tax provision (benefit)	8	16	62	(2)	84

Net income	$12	$15	$105	$2	$134

For the six months ended June 30, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,545	$2,222	$—	$3,767

Operating expenses:
Salaries, wages and employees’ benefits	—	1,032	1,239	—	2,271
Operating expenses and supplies	—	159	431	—	590
Purchased transportation	—	155	257	—	412
Depreciation and amortization	—	40	65	—	105
Other operating expenses	—	68	96	—	164
Gains on property disposals, net	—	—	(2)	—	(2)
Acquisition charges	—	1	—	—	1

Total operating expenses	—	1,455	2,086	—	3,541

Operating income	—	90	136	—	226

Nonoperating (income) expenses:
Interest expense	6	1	29	(13)	23
Other	(26)	57	(45)	13	(1)

Nonoperating (income) expenses, net	(20)	58	(16)	—	22

Income before income taxes	20	32	152	—	204
Income tax provision	8	13	57	—	78

Net income	$12	$19	$95	$—	$126

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$18	$15	$124	$1	$158

Investing activities:
Acquisition of property and equipment	—	(90)	(160)	—	(250)
Proceeds from disposal of property and equipment	—	7	17	—	24
Acquisition of companies	—	(15)	—	—	(15)
Other	4	—	(6)	—	(2)

Net cash provided by (used in) investing activities	4	(98)	(149)	—	(243)

Financing activities:
ABS borrowings, net	—	—	75	—	75
Issuance of long-term debt	—	10	—	—	10
Proceeds from exercise of stock options	—	2	—	—	2
Intercompany advances / repayments	(22)	100	(77)	(1)	—

Net cash provided by (used in) financing activities	(22)	112	(2)	(1)	87

Net increase (decrease) in cash and cash equivalents	—	29	(27)	—	2
Cash and cash equivalents, beginning of Period	—	34	48	—	82

Cash and cash equivalents, end of period	$—	$63	$21	$—	$84

For the six months ended June 30, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash from (used in) operating activities	$29	$3	$153	$—	$185

Investing activities:
Acquisition of property and equipment	—	(29)	(92)	—	(121)
Proceeds from disposal of property and equipment	—	4	8	—	12
Acquisition of companies	—	(800)	46	—	(754)

Net cash used in investing activities	—	(825)	(38)	—	(863)

Financing activities:
ABS borrowings, net	—	—	486	—	486
Issuance of long-tern debt	—	150	—		150
Debt issuance costs	—	(3)	—	—	(3)
Proceeds from exercise of stock options	—	1	—	—	1
Intercompany advances / repayments	(29)	613	(584)	—	—

Net cash provided by (used in) financing activities	(29)	761	(98)	—	634

Net increase (decrease) in cash and cash equivalents	—	(61)	17	—	(44)
Cash and cash equivalents, beginning of Period	—	89	17	—	106

Cash and cash equivalents, end of period	$—	$28	$34	$—	$62

15.	Guarantees of the Senior Notes Due 2009 and 2010

In connection with the senior notes due 2009 and 2010 that YRC Worldwide assumed by virtue of its merger with USF, and in addition to the primary obligor, Regional Transportation, YRC Worldwide and its following 100% owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2009 and 2010: USF Sales Corporation, USF Holland Inc., USF Bestway Inc., USF Bestway Leasing Inc., USF Reddaway Inc., USF Dugan Inc., USF Glen Moore Inc., Meridian IQ Services Inc. and IMUA Handling Corporation. Each of the guarantees is full and unconditional and joint and several.

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

The following represents summarized condensed consolidating financial information of YRC Worldwide and its subsidiaries as of June 30, 2006 and December 31, 2005 with respect to the financial position and for the three and six months ended June 30, 2006 and 2005 for results of operations and for the six months ended June 30, 2006 and 2005 for the statements of cash flows. The primary obligor column presents the financial information of Regional Transportation (formerly USF Corporation). The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2009 and 2010 including YRC Worldwide, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheets

June 30, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$54	$30	$—	$84
Intercompany advances receivable, net	—	(10)	10	—	—
Accounts receivable, net	1	3	1,252	(2)	1,254
Prepaid expenses and other	(10)	44	171	—	205

Total current assets	(9)	91	1,463	(2)	1,543
Property and equipment	2	751	3,051	—	3,804
Less – accumulated depreciation	(1)	(77)	(1,427)	—	(1,505)

Net property and equipment	1	674	1,624	—	2,299
Investment in subsidiaries	247	3,079	6	(3,332)	—
Receivable from affiliate	373	(484)	111	—	—
Goodwill and other assets	830	384	1,296	(350)	2,160

Total assets	$1,442	$3,744	$4,500	$(3,684)	$6,002

Intercompany advances payable	$—	$279	$(79)	$(200)	$—
Accounts payable	—	120	250	(2)	368
Wages, vacations and employees’ benefits	—	118	412	—	530
Other current and accrued liabilities	45	47	247	(1)	337
Current maturities of long-term debt	—	—	450	—	450

Total current liabilities	45	563	1,280	(203)	1,685
Payable to affiliate	—	(32)	182	(150)	—
Long-term debt, less current portion	267	605	246	—	1,118
Deferred income taxes, net	46	72	338	—	456
Claims and other liabilities	4	58	593	—	655
Commitments and contingencies
Shareholders’ equity	1,080	2,478	1,861	(3,331)	2,088

Total liabilities and shareholders’ equity	$1,442	$3,744	$4,500	$(3,684)	$6,002

December 31, 2005 (in millions)	Primary Obligor	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$42	$40	$—	$82
Intercompany advances receivable	—	—	—	—	—
Accounts receivable, net	1	(20)	1,183	—	1,164
Prepaid expenses and other	(7)	59	180	—	232

Total current assets	(6)	81	1,403	—	1,478
Property and equipment	2	792	2,814	—	3,608
Less – accumulated depreciation	(1)	(50)	(1,351)	—	(1,402)

Net property and equipment	1	742	1,463	—	2,206
Investment in subsidiaries	—	3,038	7	(3,045)	—
Receivable from affiliate	166	(359)	193	—	—
Goodwill and other assets	834	354	1,222	(360)	2,050

Total assets	$995	$3,856	$4,288	$(3,405)	$5,734

Intercompany advances payable	$—	$211	$(11)	$(200)	$—
Accounts payable	—	87	307	—	394
Wages, vacations and employees’ benefits	(1)	102	422	—	523
Other current and accrued liabilities	46	132	238	(43)	373
Current maturities of long-term debt	—	—	375	—	375

Total current liabilities	45	532	1,331	(243)	1,665
Payable to affiliate	(314)	184	130	—	—
Long-term debt, less current portion	269	595	249	—	1,113
Deferred income taxes, net	(84)	120	351	—	387
Claims and other liabilities	109	30	559	(65)	633
Commitments and contingencies
Shareholders’ equity	970	2,395	1,668	(3,097)	1,936

Total liabilities and shareholders’ equity	$995	$3,856	$4,288	$(3,405)	$5,734

Condensed Consolidating Statements of Operations
For the three months ended June 30, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$6	$575	$2,086	$(101)	$2,566

Operating expenses:
Salaries, wages and employees’ benefits	3	330	1,140	(13)	1,460
Operating expenses and supplies	2	133	415	(82)	468
Purchased transportation	—	31	254	(4)	281
Depreciation and amortization	2	15	58	—	75
Other operating expenses	—	28	77	—	105
Gains on property disposals, net	—	(1)	(2)	—	(3)
Reorganization and acquisition charges	—	1	7	—	8

Total operating expenses	7	537	1,949	(99)	2,394

Operating income (loss)	(1)	38	137	(2)	172

Nonoperating (income) expenses:
Interest expense	4	2	(11)	28	23
Other	(8)	28	8	(29)	(1)

Nonoperating (income) expenses, net	(4)	30	(3)	(1)	22

Income (loss) before income taxes	3	8	140	(1)	150
Income tax provision	2	5	50	1	58

Net income (loss)	$1	$3	$90	$(2)	$92

For the three months ended June 30, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,905	$194	$(10)	$2,089

Operating expenses:
Salaries, wages and employees’ benefits	1	1,152	90	(5)	1,238
Operating expenses and supplies	1	299	34	—	334
Purchased transportation	—	185	45	(2)	228
Depreciation and amortization	1	52	6	—	59
Other operating expenses	—	88	7	(3)	92
Losses on property disposals, net	—	1	—	—	1
Acquisition charges	—	1	—	—	1

Total operating expenses	3	1,778	182	(10)	1,953

Operating income (loss)	(3)	127	12	—	136

Nonoperating (income) expenses:
Interest expense	2	(1)	13	—	14
Other	—	22	(33)	10	(1)

Nonoperating (income) expenses, net	2	21	(20)	10	13

Income (loss) before income taxes	(5)	106	32	(10)	123
Income tax provision	—	32	15	—	47

Net income (loss)	$(5)	$74	$17	$(10)	$76

For the six months ended June 30, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$12	$1,173	$3,957	$(202)	$4,940

Operating expenses:
Salaries, wages and employees’ benefits	5	671	2,206	(20)	2,862
Operating expenses and supplies	3	291	794	(170)	918
Purchased transportation	—	66	476	(8)	534
Depreciation and amortization	4	35	109	—	148
Other operating expenses	—	59	153	—	212
Gains on property disposals, net	—	—	(2)	—	(2)
Reorganization and acquisition charges	—	1	7	—	8

Total operating expenses	12	1,123	3,743	(198)	4,680

Operating income (loss)	—	50	214	(4)	260

Nonoperating (income) expenses:
Interest expense	8	17	19	—	44
Other	(10)	38	(27)	(3)	(2)

Nonoperating (income) expenses, net	(2)	55	(8)	(3)	42

Income (loss) before income taxes	2	(5)	222	(1)	218
Income tax provision (benefit)	1	4	81	(2)	84

Net income (loss)	$1	$(9)	$141	$1	$134

For the six months ended June 30, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$3,426	$351	$(10)	$3,767

Operating expenses:
Salaries, wages and employees’ benefits	1	2,109	166	(5)	2,271
Operating expenses and supplies	1	523	66	—	590
Purchased transportation	—	337	77	(2)	412
Depreciation and amortization	1	93	11	—	105
Other operating expenses	—	158	9	(3)	164
Gains on property disposals, net	—	(2)	—	—	(2)
Acquisition charges	—	1	—	—	1

Total operating expenses	3	3,219	329	(10)	3,541

Operating income (loss)	(3)	207	22	—	226

Nonoperating (income) expenses:
Interest expense	2	(5)	26	—	23
Other	—	78	(89)	10	(1)

Nonoperating (income) expenses, net	2	73	(63)	10	22

Income (loss) before income taxes	(5)	134	85	(10)	204
Income tax provision	—	50	28	—	78

Net income (loss)	$(5)	$84	$57	$(10)	$126

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(22)	$28	$152	$—	$158

Investing activities:
Acquisition of property and equipment	—	(52)	(198)	—	(250)
Proceeds from disposal of property and equipment	1	10	13	—	24
Acquisition of companies	—	(15)	—	—	(15)
Other	—	—	(2)		(2)

Net cash provided by (used in) investing activities	1	(57)	(187)	—	(243)

Financing activities:
ABS borrowings, net	—	—	75	—	75
Issuance of long-term debt	—	10	—	—	10
Proceeds from exercise of stock options	—	2	—	—	2
Intercompany advances / repayments	21	29	(50)	—	—

Net cash provided by (used in) financing activities	21	41	25	—	87

Net increase (decrease) in cash and cash equivalents	—	12	(10)	—	2
Cash and cash equivalents, beginning of Period	—	42	40	—	82

Cash and cash equivalents, end of period	$—	$54	$30	$—	$84

For the six months ended June 30, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(13)	$(89)	$274	$13	$185

Investing activities:
Acquisition of property and equipment	—	(20)	(101)	—	(121)
Proceeds from disposal of property and equipment	—	—	12	—	12
Acquisition of companies	43	(797)	—	—	(754)

Net cash used in investing activities	43	(817)	(89)	—	(863)

Financing activities:
ABS borrowings, net	—	—	486	—	486
Issuance of long-term debt	—	150	—	—	150
Debt issuance costs	—	(3)	—	—	(3)
Proceeds from exercise of stock options	—	1	—	—	1
Intercompany advances / repayments	(30)	714	(671)	(13)	—

Net cash provided by (used in) financing activities	(30)	862	(185)	(13)	634

Net decrease in cash and cash equivalents	—	(44)	—	—	(44)
Cash and cash equivalents, beginning of period	—	82	24	—	106

Cash and cash equivalents, end of period	$—	$38	$24	$—	$62

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of YRC Worldwide Inc. (also referred to as “YRC Worldwide,” “we” or “our”). MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or include the words “should,” “could,” “would,” “will,” “may,” “expect,” “believe,” “estimate” or similar expressions. Our actual results could differ materially from those projected by these forward-looking statements due to a number of factors, including (without limitation), inflation, inclement weather, price and availability of fuel, sudden changes in the cost of fuel or the index upon which the Company bases its fuel surcharge, competitor pricing activity, expense volatility, including (without limitation) expense volatility due to changes in rail service or pricing for rail service, ability to capture cost reductions, including (without limitation) those cost reduction opportunities arising from acquisitions, changes in equity and debt markets, a downturn in general or regional economic activity, effects of a terrorist attack, and labor relations, including (without limitation), the impact of work rules, work stoppages, strikes or other disruptions, any obligations to multi-employer health, welfare and pension plans, wage requirements and employee satisfaction.

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

Yellow Transportation Results

Yellow Transportation represented approximately 35% and 41% of our consolidated revenue in the second quarter of 2006 and 2005, respectively, and 35% and 44% in the six months ended June 30, 2006 and 2005, respectively. The table below provides summary financial information for Yellow Transportation for the three and six months ended June 30:

	Three months				Six months
(in millions)	2006	2005	Percent Change		2006	2005	Percent Change
Operating revenue	$885.9	$851.1	4.1%		$1,726.4	$1,642.3	5.1%
Operating income	66.3	68.5	(3.2)%		97.9	117.3	(16.6)%
Adjustments to operating income(a)	2.4	0.1	n/m		1.8	(2.5)	n/m	(c)
Adjusted operating income (b)	68.7	68.6	0.1%		99.7	114.8	(13.2)%
Operating ratio	92.5%	92.0%	(0.5	)pp	94.3%	92.9%	(1.4	)pp (d)
Adjusted operating ratio	92.2%	91.9%	(0.3	)pp	94.2%	93.0%	(1.2	)pp

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations (see discussion below).
(b)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles
(c)	Not meaningful.
(d)	Percentage points.

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Yellow Transportation reported second quarter 2006 revenue of $885.9 million, representing an increase of $34.8 million or 4.1% from the second quarter of 2005. The revenue increase resulted from improved less-than-truckload (“LTL”) yield, higher fuel surcharge revenue and a continued emphasis on premium services. The two primary components of LTL revenue are tonnage, comprised of the number of shipments and the weight per shipment, and price, usually evaluated on a per hundred weight basis. In the second quarter of 2006, Yellow Transportation LTL tonnage decreased by 0.8% per day however LTL revenue per hundred weight improved by 4.5% from the second quarter of 2005. The decrease in LTL tonnage for the quarter was a result of Yellow Transportation addressing specific unprofitable accounts early in the quarter, which had a negative impact on short-term tonnage growth.

The fuel surcharge is common throughout our industry and represents an amount that we charge to customers that adjusts with changing fuel prices. We base our fuel surcharge on a published national index and adjust it weekly. Material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income. Fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require changes. We believe the distinction between base rates and fuel surcharge has been blurring over time, and in the pricing continuum it has become difficult to clearly separate all the different factors that influence the price that our customers are willing to pay.

Premium services, an integral part of our strategy to offer a broad portfolio of services and meet the increasingly complex transportation needs of our customers, continued to deliver significant revenue growth. Premium services at Yellow Transportation include, among others, Exact Express®, an expedited and time-definite ground service with a 100% satisfaction guarantee. Total Exact Express revenue increased in the second quarter of 2006 over 20% as compared to the second quarter of 2005.

Yellow Transportation operating income decreased by $2.2 million or 3.2% in the second quarter of 2006 compared to the second quarter of 2005. Operating income decreased due to higher wage and benefit rates, increased workers’ compensation costs and increased purchased transportation, primarily rail, offset by higher yields, including fuel surcharge margin. Yellow Transportation also incurred $2.2 million of severance costs associated with a significant realignment in operations and a related reduction in workforce during the three months ended June 30, 2006. Operating expenses as a percentage of revenue increased in the second quarter of 2006 by 0.5 percentage points compared to the second quarter of 2005, resulting in an operating ratio of 92.5%. Operating ratio refers to a common industry measurement calculated by dividing a company’s operating expenses by its operating revenue.

Adjustments to operating income represent charges that management excludes when evaluating segment performance to better understand the results of our core operations. The costs associated with the operations realignment discussed above of $2.2 million have been excluded from adjusted operating income due to their non-routine nature. Additionally, management excludes the impact of gains and losses from the disposal of property and equipment as they reflect charges not related to the segment’s primary business. For the three months ended June 30, 2006 and 2005, total adjustments to operating income were $2.4 million and $0.1 million.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Yellow Transportation revenue increased $84.1 million or 5.1% in the six months ended June 30, 2006 versus the year ago period. The revenue increase resulted from improved LTL yield, higher fuel surcharge revenue and a continued emphasis on premium services. LTL revenue per hundred weight increased during the six months ended June 30, 2006 by 3.8% compared to the six months ended June 30, 2005. In the six months ended June 30, 2006, Yellow Transportation LTL shipments per day declined 1.7% while LTL weight per shipment increased 2.7% for total LTL tonnage growth of 1.0%. Premium services revenue increased over 20% in the six months ended June 30, 2006 versus the six months ended June 30, 2005.

Operating income for Yellow Transportation decreased $19.4 million or 16.6% in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As discussed above, the decrease in operating income is related to the higher wage and benefit rates, increased workers’ compensation costs, increased purchased transportation and the costs associated with the operations realignment offset by higher yields including fuel surcharge margin. A portion of the purchased transportation increase is due to the railroads discontinuing their business practice of providing Yellow Transportation with rail-owned trailers for intermodal movement. This change led to leasing and purchasing additional trailers, making arrangements to get trailers repositioned, and declining productivity. Yellow Transportation also incurred $3.5 million of costs associated with hosting an industry conference in January 2006. With the cost increases, operating expenses as a percentage of revenue increased for the first six months of 2006 by 1.4 percentage points compared to the first six months of 2005, resulting in a year-to-date 2006 operating ratio of 94.3%.

Roadway Results

Roadway represented approximately 34% and 40% of our consolidated revenue in the second quarter of 2006 and 2005, respectively, and 34% and 42% in the six months ended June 30, 2006 and 2005, respectively. The table below provides summary financial information for Roadway for the three and six months ended June 30:

	Three months				Six months
(in millions)	2006	2005	Percent Change		2006	2005	Percent Change
Operating revenue	$876.8	$830.9	5.5%		$1,682.1	$1,597.6	5.3%
Operating income	57.9	51.2	13.1%		95.5	88.3	8.2%
Adjustments to operating income(a)	(0.7)	1.0	n/m		(0.1)	0.5	n/m	(c)
Adjusted operating income(b)	57.2	52.2	9.4%		95.4	88.8	7.5%
Operating ratio	93.4%	93.8%	0.4	pp	94.3%	94.5%	0.2	pp (d)
Adjusted operating ratio	93.5%	93.7%	0.2	pp	94.3%	94.4%	0.1	pp

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations.
(b)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles
(c)	Not meaningful.
(d)	Percentage points.

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Roadway reported revenue of $876.8 million in the second quarter of 2006 compared to $830.9 million in the same quarter of 2005, an increase of $45.9 million or 5.5%. The revenue increase resulted from higher overall tonnage as well as a continued emphasis on premium products and higher fuel surcharge revenue. LTL revenue per hundred weight increased 4.8% while LTL tonnage grew 1.0%. LTL shipments were down 1.8% while LTL weight per shipment increased 2.8%. Roadway has a fuel surcharge program that is substantially similar to that of Yellow Transportation.

Roadway reported operating income of $57.9 million for the second quarter, an improvement of 13.1%, or $6.7 million over the second quarter of 2005. Increases in yield, including fuel surcharge margin, and operating expense controls contributed to the overall results but were partially offset by higher wage and benefit rates, higher depreciation, higher purchased transportation costs and higher initial costs associated with a major change of operations that began in the first quarter of 2006. Roadway also incurred $2.2 million of severance costs associated with a reduction in workforce during the three months ended June 30, 2006. Purchased transportation costs, primarily rail, have continued to be higher in 2006 and are discussed in more detail below. Roadway reported a second quarter operating ratio of 93.4%, a 0.4 percentage point improvement over the second quarter of 2005.

The costs associated with the operations realignment discussed above of $2.2 million have been excluded from adjusted operating income due to their non-routine nature. Additionally, Roadway recognized $2.9 million of gains from the disposal of property and equipment that are excluded from adjusted operating income. For the three months ended June 30, 2006 and 2005, total adjustments to operating income were ($0.7) million and $1.0 million.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Roadway reported revenue of $1,682.1 million in the first half of 2006 compared to $1,597.6 million in the comparable period in 2005, an increase of 5.3%. The revenue increase resulted from higher overall tonnage as well as a continued emphasis on premium products and higher fuel surcharge revenue. LTL tonnage grew by 0.4% overall while LTL revenue per hundred weight increased by 4.5% compared to the same period in 2005. LTL shipments were down 1.8% and LTL weight per shipment was up 2.3% compared to the first half of 2005.

For the first half of the year, Roadway reported operating income of $95.5 million, an improvement of 8.2%, or $7.2 million over the comparable year ago period. Increases in overall revenue, including fuel surcharge margin, as well as cost controls contributed to the overall results but were partially offset by increases in wage and benefit rates, depreciation, severance costs discussed above, purchased transportation and higher costs associated with the implementation of a major change of operations. This change was designed to enhance the service provided to customers by improving the speed and reliability of the network. Purchased transportation costs were higher due in part to higher fuel costs and costs associated with repositioning empty rail trailers as mentioned in the Yellow Transportation discussion. The costs associated with repositioning empty rail trailers will continue to increase as rail providers continue to phase out the availability of rail controlled trailers. Roadway reported an operating ratio of 94.3%, 0.2 percentage points better than the comparable period of 2005.

Regional Transportation Results

Regional Transportation represented approximately 25% and 15% of our consolidated revenue in the second quarter of 2006 and 2005, respectively, and 25% and 10% in the six months ended June 30, 2006 and 2005, respectively. This segment includes the results of New Penn and, effective May 24, 2005, the results of the LTL and truckload (“TL”) operating companies of USF. The 2006 results do not include the results of USF Red Star and USF Dugan, both shut down entities, that are now included in the corporate segment. The table below provides summary financial information for Regional Transportation for the three and six months ended June 30:

	Three months				Six months
(in millions)	2006	2005	Percent Change		2006	2005	Percent Change
Operating revenue	$654.1	$314.5	n/m		$1,246.1	$379.9	n/m	(a)
Operating income	53.6	19.8	n/m		75.0	27.9	n/m
Adjustments to operating income(b)	(0.3)	0.4	n/m		(0.3)	0.4	n/m
Adjusted operating income (c)	53.3	20.2	n/m		74.7	28.3	n/m
Operating ratio	91.8%	93.7%	1.9	pp	94.0%	92.7%	(1.3	)pp(d)
Adjusted operating ratio	91.8%	93.6%	1.8	pp	94.0%	92.6%	(1.4	)pp

(a)	Not meaningful.
(b)	Represents charges that management excludes when evaluating segment performance to better understand our core operations.
(c)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.
(d)	Percentage points.

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Due to the USF acquisition on May 24, 2005, the 2006 results are more difficult to evaluate against prior periods. In the second quarter of 2005, Regional Transportation results reflected New Penn for the entire quarter and USF for a partial quarter. Due to the lack of comparability, management evaluates the segment’s results primarily based on a combination of month over month sequential growth and attainment of plan performance.

Regional Transportation reported revenue of $654.1 million for the quarter ended June 30, 2006, as compared to $314.5 million for the quarter ended June 30, 2005. The increased revenue, including higher fuel surcharge revenue, is primarily attributed to the USF acquisition. Regional Transportation companies have fuel surcharge programs that are substantially similar to those of our other operating companies.

Regional Transportation reported operating income of $53.6 million for the quarter ended June 30, 2006, which was favorably impacted by $0.3 million related to net gains on property sales. The company reported operating income of $19.8 million for the quarter ended June 30, 2005, which was unfavorably impacted by $0.4 million related to net losses on property sales. The current period operating income reflects the full period contribution from the USF acquisition. Operating income surpassed management’s expectations due to strong yield growth including fuel surcharge margin and cost control. LTL revenue per hundred weight increased 9.4%, LTL shipments per day increased 4.2% and LTL tonnage increased by 4.6% in the second quarter of 2006 over the second quarter of 2005. Regional Transportation reported an operating ratio of 91.8% for the second quarter of 2006.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

In the six months ended June 30, 2005, Regional Transportation results reflected New Penn for the entire period and USF after May 24, 2005.

Regional Transportation reported revenue of $1,246.1 million for the six months ended June 30, 2006, as compared to $379.9 million for the six months ended June 30, 2005. The increased revenue, including higher fuel surcharge revenue, is primarily attributed to the USF acquisition. Regional Transportation reported operating income of $75.0 million for the six months ended June 30, 2006, which was favorably impacted by $0.3 million related to net gains on property sales. The company reported operating income of $27.9 million for the six months ended June 30, 2005, which was unfavorably impacted by $0.4 million related to net losses on property sales. Operating income met management’s expectations for the six month period due to strong yield growth including fuel surcharge margin and cost control. Regional Transportation reported an operating ratio of 94.0% for the six months ending June 30, 2006.

Meridian IQ Results

Meridian IQ represented approximately 6% and 5% of our consolidated revenue in the second quarter of 2006 and 2005, respectively, and 6% and 4% in the six months ended June 30, 2006 and 2005, respectively. This segment includes the results of Meridian IQ and, effective May 24, 2005, the results of the USF Logistics group of entities (“USFL”). The table below provides summary financial information for Meridian IQ for the three and six months ended June 30:

	Three months				Six months
(in millions)	2006	2005	Percent Change		2006	2005	Percent Change
Operating revenue	$153.6	$95.6	n/m		$293.4	$152.1	n/m	(a)
Operating income	2.7	3.6	n/m		5.2	4.6	n/m
Adjustments to operating income(b)	1.5	—	n/m		1.5	—	n/m
Adjusted operating income (c)	4.2	3.6	n/m		6.7	4.6	n/m
Operating ratio	98.2%	96.3%	(1.9	)pp	98.2%	97.0%	(1.2	)pp(d)
Adjusted operating ratio	97.2%	96.3%	(0.9	)pp	97.7%	97.0%	(0.7	)pp

(a)	Not meaningful.
(b)	Represents charges that management excludes when evaluating segment performance to better understand our core operations.
(c)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.
(d)	Percentage points.

Three months ended June 30, 2006 compared to three months ended June 30, 2005

In the second quarter of 2006, Meridian IQ revenue increased by $58.0 million or 60.7% from the second quarter of 2005. The significant increase in revenue resulted from a combination of the additional business derived from the USFL acquisition and organic growth within Meridian IQ existing services. Operating income decreased from $3.6 million in the second quarter of 2005 to $2.7 million in the second quarter of 2006. The operating results are reflective of the increased revenue and scale of the organization offset by $1.5 million of severance costs associated with a business realignment and related reduction in workforce.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

In the first half of 2006, Meridian IQ revenue increased by $141.3 million or 92.9% from the first half of 2005. As previously mentioned, the significant increase in revenue resulted from both strong organic growth and the USFL acquisition. Operating income also increased from $4.6 million in the first half of 2005 to $5.2 million in the first half of 2006, resulting from the strong revenue growth and scale, offset by the severance costs discussed above.

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

In May 2006, Meridian IQ paid an additional $2.5 million to the former owners of GPS Logistics (EU) Limited, which represented an earn-out payment related to the February 2004 acquisition. Additionally, during the three months ended June 30, 2006, Meridian IQ acquired a company in Chile and formed a company in Colombia, in each case to support contractual customer activities.

Consolidated Results

Our consolidated results for the three and six months ended June 30, 2006 and 2005 include the results of each of the operating segments previously discussed. The results of the USF companies have been included since May 24, 2005, the acquisition date. The following discussion focuses on items that management evaluates on a consolidated basis, as segment results have been discussed previously.

The table below provides summary consolidated financial information for the three and six months ended June 30:

	Three months			Six months
(in millions)	2006	2005	Percent Change	2006	2005	Percent Change
Operating revenue	$2,565.8	$2,088.8	22.8%	$4,939.9	$3,766.8	31.1%
Operating income	172.3	135.8	26.9%	260.1	225.8	15.2%
Nonoperating expenses, net	22.5	12.9	74.4%	42.3	22.3	89.7%
Net income	$92.3	$76.1	21.3%	$134.4	$126.0	6.7%

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Each of our operating segments contributed to the revenue growth, which resulted from a combination of the USF acquisition, favorable economic conditions, increased fuel surcharge revenue and increased premium services. Operating revenue increased by $477.0 million from second quarter 2005 to the second quarter of 2006, a 22.8% increase.

Consolidated operating income increased $36.5 million or 26.9% for the three months ended June 30, 2006 versus the comparable year ago period. Operating income benefited from increased revenue, including fuel surcharge margin, a full quarter of USF operations and improved operating results at Roadway. Corporate expenses in the second quarter of 2006 were relatively consistent with the second quarter of 2005 and included $1.6 million related to a moderate reduction in force among our corporate group.

Nonoperating expenses, primarily interest expense, increased as a result of our higher debt level and higher interest rates on variable debt in 2006 as compared to 2005.

Our effective tax rate for the second quarter of 2006 was 38.4% compared to 38.1% in the second quarter of 2005.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Consolidated operating revenue increased by $1,173.1 million during the six months ended June 30, 2006 as compared to the year ago period, which is reflective of increased revenue at all of our operating companies including higher fuel surcharge revenue and the USF acquisition.

Consolidated operating income increased by $34.3 million or 15.2% during the six months ended June 30, 2006 as compared to the year ago period. The increase in consolidated operating income was a result of Roadway and Regional Transportation’s strong yield growth and cost control offset by increased workers’ compensation costs at Yellow Transportation. Corporate expenses for the six months ended June 30, 2006 remained relatively consistent to the six months ended June 30, 2005 increasing by $1.2 million and included approximately $4.0 million of costs (of which Yellow Transportation recognized $3.5 million) associated with hosting an industry conference in January 2006 and $1.6 million of severance costs discussed above.

Nonoperating expenses, primarily interest expense, increased in the six months ended June 30, 2006 versus the year ago period as a result of increased debt levels in turn increasing interest expense by $20.9 million as compared to 2005.

Our effective tax rate for the six months ended June 30, 2006 was 38.3% compared to 38.1% for the six months ended June 30, 2005. We expect our rate to remain at 38.3% for the remainder of 2006. Variations in the rate could result from our income allocation among subsidiaries and their relative state tax rates, in addition to tax planning strategies that may be implemented throughout the year.

Financial Condition

Liquidity

Our liquidity needs arise primarily from capital investment in new equipment, land and structures, and information technology, as well as funding working capital requirements. To provide short-term and longer-term liquidity, we maintain capacity under a $850 million unsecured credit agreement and a $650 million asset backed securitization (“ABS”) agreement involving Yellow Transportation,

Roadway, USF Holland and USF Reddaway accounts receivable. The termination date of the ABS facility is May 18, 2007, at which time we expect to renew or replace the facility on an annual basis. We believe these facilities provide adequate capacity to fund our current working capital and capital expenditure requirements.

The following table provides details of the outstanding components and available unused capacity under the current bank credit agreement and ABS agreement at each period end:

(in millions)	June 30, 2006	December 31, 2005
Capacity:
Revolving loan	$850.0	$850.0
ABS facility	650.0	650.0

Total capacity	1,500.0	1,500.0

Amounts outstanding:
Revolving loan	(55.0)	(45.0)
Letters of credit	(517.3)	(459.3)
ABS facility	(449.5)	(375.0)

Total outstanding	(1,021.8)	(879.3)

Available unused capacity	$478.2	$620.7

Contingent Convertible Notes

The balance sheet classification of our contingently convertible notes between short-term and long-term is dependent upon certain conversion triggers, as defined. At June 30, 2006 and December 31, 2005, the conversion triggers had not been met. Accordingly, based on the stated maturity date, this obligation has been classified as a long-term liability on the accompanying balance sheets.

Stock Repurchase Program

In April 2006, our Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $100 million of its common stock. To date, no such shares have been purchased under this authorization.

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

(in millions)	2006	2005
Net cash from operating activities	$157.9	$184.6
Net property and equipment additions	(226.1)	(108.1)
Proceeds from exercise of stock options	2.3	0.8

Free cash flow	$(65.9)	$77.3

Operating cash flows decreased from the first six months of 2005 to the first six months of 2006 primarily due to a decrease in other working capital fluctuations of $62.9 million and an increased growth in accounts receivable of $19.7 million, offset by increased depreciation of $43.1 million and increased net income of $8.4 million. Other working capital fluctuations primarily related to a change in accrued income taxes due to a $55 million tax payment and increased insurance payments of approximately $15.2 million reflective of our USF acquisition and unfavorable claim trend.

In the first six months of 2006, net property and equipment additions increased by $118.0 million compared to the first six months of 2005. Gross property and equipment additions for the first half of 2006 were $250.2 million versus $120.5 million for the first half of 2005 with the increase related to the USF companies as well as our overall commitment to continue to invest in our operating companies. Our proceeds received from the exercise of stock options increased by $1.5 million in the first half of 2006 compared to the first half of 2005.

Other than property and equipment activity discussed above, cash used in investing activities in the first half of 2006 also relates to the additional payments of $11.1 million to the seller of GPS Asia and $2.5 million to GPS Logistics (EU) Limited, both under contractual earn-out obligations. The amounts reported for the first half of 2005 reflect our acquisition of the USF companies.

Net cash provided by financing activities was $86.8 million and $633.6 million in the first half of 2006 and 2005, respectively. The 2006 activity is primarily the result of $74.5 million of ABS borrowings and $10.0 million of net long-term debt borrowings. Additionally, the company received proceeds from the exercise of common stock options of $2.3 million. The 2005 activity reflects the borrowings related to the acquisition of the USF companies.

We currently use cash generated from operations to fund capital expenditures, repay debt and fund working capital requirements. We expect that future cash requirements will principally be the same.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of June 30, 2006. Most of these obligations and commitments have been discussed in detail either in the preceding paragraphs or the notes to the financial statements. The tables do not include expected pension funding discussed in the notes to the consolidated financial statements.

Contractual Cash Obligations

		Payments Due By Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Balance sheet obligations:
ABS borrowings	$449.5	$—	$—	$—	$449.5
Long-term debt including interest	33.6	504.6	370.1	628.3	1,536.6

Off balance sheet obligations:
Operating leases	80.2	151.4	44.6	14.4	290.6	(a)
Capital expenditures	176.6	—	—	—	176.6

Total contractual obligations	$739.9	$656.0	$414.7	$642.7	$2,453.3

(a)	The net present value of operating leases, using a discount rate of 10 percent, was $261.8 million at June 30, 2006.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Available line of credit	$15.5	$—	$462.7	$—	$478.2
Letters of credit	517.3	—	—	—	517.3
Lease guarantees	0.8	1.3	—	—	2.1
Surety bonds	73.3	1.4	—	—	74.7

Total commercial commitments	$606.9	$2.7	$462.7	$—	$1,072.3

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, foreign exchange rates and fuel prices.

Risk from Interest Rates

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we historically utilized both fixed rate and variable rate financial instruments with varying maturities. At June 30, 2006, we had approximately 58% of our outstanding debt at fixed rates. If interest rates for our variable rate long-term debt had averaged 10% more during the period, our interest expense would have increased, and income before taxes would have decreased by $0.9 million and $1.6 million for the three and six months ended June 30, 2006.

The table below provides information regarding our interest rate risk related to fixed-rate debt as of June 30, 2006. Principal cash flows are stated in millions and weighted average interest rates are by contractual maturity. The fair values of our Roadway senior notes, USF senior notes and contingent convertible senior notes have been calculated based on the quoted market prices at June 30, 2006. The market price for the contingent convertible senior notes reflects the combination of debt and equity components of the convertible instrument.

(in millions)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$227.5	$101.0	$156.0	$400.0	$884.5	$1,012.3
Average interest rate	—	—	8.22%	6.5%	8.41%	4.39%

Foreign Exchange Rates

Revenue, operating expenses, assets and liabilities of our Canadian, Mexican, Asian, South American and United Kingdom subsidiaries are denominated in local currencies, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not material to our consolidated financial position or results of operations. On June 30, 2006, we entered into a foreign currency hedge with a notional and fair value amount of approximately $6.8 million and a maturity of December 31, 2006. This instrument is to effectively hedge our exposure to foreign currency fluctuations on certain intercompany debt with GPS Logistics (EU) Ltd., a wholly owned subsidiary.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

YRC Worldwide Inc.
Registrant

Date: August 8, 2006	/s/ William D. Zollars
William D. Zollars
Chairman of the Board of
Directors, President & Chief
Executive Officer

Date: August 8, 2006	/s/ Donald G. Barger, Jr.
Donald G. Barger, Jr.
Senior Vice President
& Chief Financial Officer