Form 10-Q
period 2006-09-30
YRC WORLDWIDE INC
filed 2006-11-09
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $1 Par Value Per Share	57,120,386 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(Amounts in thousands except per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$69,964	$82,361
Accounts receivable, net	1,331,416	1,164,383
Prepaid expenses and other	192,205	230,888

Total current assets	1,593,585	1,477,632

Property and Equipment:
Cost	3,842,815	3,607,415
Less – accumulated depreciation	1,544,929	1,401,623

Net property and equipment	2,297,886	2,205,792

Goodwill	1,347,239	1,230,781
Intangibles, net	697,706	713,677
Other assets	96,870	106,307

Total assets	$6,033,286	$5,734,189

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$381,331	$393,934
Wages, vacations and employees’ benefits	540,747	522,882
Other current and accrued liabilities	410,603	372,988
Asset-backed securitization (“ABS”) borrowings	425,000	374,970

Total current liabilities	1,757,681	1,664,774

Noncurrent Liabilities:
Long-term debt, less current portion	1,062,204	1,113,085
Deferred income taxes, net	455,890	387,220
Claims and other liabilities	585,261	632,622
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1 par value per share	60,797	60,450
Preferred stock, $1 par value per share	—	—
Capital surplus	1,175,568	1,154,654
Retained earnings	1,068,787	838,614
Accumulated other comprehensive loss	(23,285)	(27,610)
Treasury stock, at cost (3,679 and 3,158 shares)	(109,617)	(89,620)

Total shareholders’ equity	2,172,250	1,936,488

Total liabilities and shareholders’ equity	$6,033,286	$5,734,189

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the Three and Nine Months Ended September 30

(Amounts in thousands except per share data)

(Unaudited)

	Three Months		Nine Months
	2006	2005	2006	2005
Operating Revenue	$2,571,087	$2,491,650	$7,511,027	$6,258,457

Operating Expenses:
Salaries, wages and employees’ benefits	1,478,622	1,450,548	4,340,435	3,721,462
Operating expenses and supplies	459,738	412,949	1,378,087	1,002,998
Purchased transportation	277,848	274,568	811,752	686,552
Depreciation and amortization	64,118	75,800	212,280	180,848
Other operating expenses	105,288	110,147	317,754	274,272
Losses (gains) on property disposals, net	2,427	1,638	83	(346)
Loss on sale of subsidiary, reorganization and acquisition charges	5,455	9,213	12,936	10,077

Total operating expenses	2,393,496	2,334,863	7,073,327	5,875,863

Operating Income	177,591	156,787	437,700	382,594

Nonoperating (Income) Expenses:
Interest expense	23,025	19,949	66,684	42,753
Other	(677)	(943)	(2,036)	(1,488)

Nonoperating expenses, net	22,348	19,006	64,648	41,265

Income Before Income Taxes	155,243	137,781	373,052	341,329
Income tax provision	59,458	52,496	142,879	130,046

Net Income	$95,785	$85,285	$230,173	$211,283

Average Common Shares Outstanding – Basic	57,464	57,994	57,434	53,177

Average Common Shares Outstanding – Diluted	58,396	60,194	58,718	56,018

Basic Earnings Per Share	$1.67	$1.47	$4.01	$3.97

Diluted Earnings Per Share	$1.64	$1.42	$3.92	$3.77

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the Nine Months Ended September 30

(Amounts in thousands)

(Unaudited)

	2006	2005
Operating Activities:
Net income	$230,173	$211,283
Noncash items included in net income:
Depreciation and amortization	212,280	180,848
Losses (gains) on property disposals, net	83	(346)
Loss on sale of Meridian IQ China	2,843	—
Deferred income tax (benefit) provision, net	(367)	9,373
Changes in assets and liabilities, net:
Accounts receivable	(162,940)	(139,053)
Accounts payable	(25,873)	(43,990)
Other working capital items	(6,607)	(20,351)
Claims and other	39,246	51,062
Other, net	10,213	7,510

Net cash provided by operating activities	299,051	256,336

Investing Activities:
Acquisition of property and equipment	(319,743)	(231,644)
Proceeds from disposal of property and equipment	35,070	18,366
Acquisition of companies, net of cash acquired	(14,842)	(754,120)
Investment in joint venture	—	(46,043)
Other	(2,548)	2,075

Net cash used in investing activities	(302,063)	(1,011,366)

Financing Activities:
ABS borrowings, net	50,030	456,000
Issuance (repayment) of long-term debt, net	(43,712)	249,978
Debt issuance costs	—	(4,256)
Proceeds from exercise of stock options	4,294	4,293
Treasury stock repurchase	(19,997)	—

Net cash (used in) provided by financing activities	(9,385)	706,015

Net Decrease In Cash and Cash Equivalents	(12,397)	(49,015)

Cash and Cash Equivalents, Beginning of Period	82,361	106,489

Cash and Cash Equivalents, End of Period	$69,964	$57,474

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

YRC Worldwide Inc. and Subsidiaries

For the Nine Months Ended September 30

(Amounts in thousands except per share data)

(Unaudited)

2006
Common Stock
Beginning balance	$60,450
Stock option exercises	141
Employer contribution to 401(k) plan	142
Issuance of equity awards, net	64

Ending balance	$60,797

Capital Surplus
Beginning balance	$1,154,654
Stock option exercises	4,164
Employer contribution to 401(k) plan	5,845
Share-based compensation	9,921
Other, net	984

Ending balance	$1,175,568

Retained Earnings
Beginning balance	$838,614
Net income	230,173

Ending balance	$1,068,787

Accumulated Other Comprehensive Loss
Beginning balance	$(27,610)
Foreign currency translation adjustment, net of tax	4,325

Ending balance	$(23,285)

Treasury Stock, At Cost
Beginning balance	$(89,620)
Treasury stock repurchase	(19,997)

Ending balance	$(109,617)

Total Shareholders’ Equity	$2,172,250

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

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. The Company adopted the name YRC Worldwide in January 2006 to reflect the fact that its services have expanded to encompass logistics as well as global, national and regional transportation. The YRC Worldwide portfolio of brands provides one of the most comprehensive packages of services for the shipment of industrial, commercial and retail goods domestically and internationally. The brands operate independently in the marketplace, providing customers with a differentiated and valued choice of services and providers. Our operating subsidiaries, which are also our reportable segments, include the following:

•	Yellow Transportation, Inc. (“Yellow Transportation”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. Approximately 43% of Yellow Transportation shipments are completed in two days or less.

•	Roadway Express, Inc. (“Roadway”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through regionalized management and customer facing organizations. Approximately 32% of Roadway shipments are completed in two days or less. Roadway owns 100% of Reimer Express Lines Ltd. (“Reimer”), located in Canada, that specializes in shipments into, across and out of Canada.

•	YRC Regional Transportation, Inc. (“Regional Transportation”) is a holding company for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of New Penn Motor Express, Inc. (“New Penn”), USF Holland Inc., USF Reddaway Inc. and USF Bestway Inc., which provide regional, next-day ground services through a network of facilities located across the United States (“U.S.”); Quebec, Canada; Mexico and Puerto Rico. USF Glen Moore Inc., a provider of truckload services throughout the U.S., is also a subsidiary of Regional Transportation. Approximately 67% of Regional Transportation LTL shipments are delivered in one day or less.

•	Meridian IQ is a global logistics management company that plans and coordinates the movement of goods worldwide to provide customers a single source for logistics management solutions. Meridian IQ delivers a wide range of global logistics management services, with the ability to provide customers improved return-on-investment results through flexible, fast and easy-to-implement logistics services and technology management solutions.

2.	Principles of Consolidation and Accounting Policies

The accompanying consolidated financial statements include the accounts of YRC Worldwide and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in non-majority owned affiliates, where the entity is either not a variable interest entity or YRC Worldwide is not the primary beneficiary, are accounted for on the equity method. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates. We have prepared the consolidated financial statements, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Property and Equipment

Property and equipment are recorded at cost. In the third quarter of 2006, the Company revised the estimated useful lives and salvage values of certain classes of property and equipment to more appropriately reflect how the assets are expected to be used over time. During the three months ended September 30, 2006, the Company increased revenue equipment lives to seven to twenty years from three to fourteen years and modified certain salvage values. If the Company had not changed the estimated useful lives and salvage values of such property and equipment, additional depreciation expense of approximately $12.3 million would have been recorded during the three and nine months ended September 30, 2006. Accordingly, the changes in estimates resulted in an increase in income from continuing operations of approximately $12.3 million (a $7.6 million increase in net income) for the three and nine months ended September 30, 2006. The change in estimate also increased diluted earnings per share by $0.13 for the three and nine months ended September 30, 2006.

Reclassifications

Certain amounts within the prior year have been reclassified to conform with the current year presentation.

3.	Acquisitions and Dispositions

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

As a part of the USF acquisition, we adopted a restructuring plan to change some of USF’s operations. As part of this plan, we accrued $45.6 million of restructuring costs in 2005 and accrued an additional $8.4 million during the six months ended June 30, 2006 for contract termination costs as well as other closure activities. We have recognized these costs as a liability assumed as of the acquisition date, resulting in additional goodwill. All of these restructuring items were effectuated within one year of the acquisition in accordance with purchase accounting requirements. During the nine months ended September 30, 2006, we paid $6.9 million of restructuring costs resulting in a $9.2 million accrued liability at September 30, 2006.

The following unaudited pro forma data summarizes the results of operations as if the USF acquisition had occurred as of January 1, 2005 for the nine months ended September 30, 2005:

(in millions except per share data)	Nine Months
Revenue	$7,216.7
Net income	192.1
Diluted earnings per share	$3.16

The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to interest expense and amortization expense, net of tax. Included in the pro forma results for the nine months ended September 30, 2005 is approximately $18.3 million ($11.0 million net of tax) of acquisition charges that USF incurred that are considered unusual. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of YRC Worldwide that would have been reported had the acquisition been completed as of the date presented, and should not be taken as representative of the future consolidated results of operations of YRC Worldwide.

GPS Asia

In March 2005, Meridian IQ exercised and closed its option to purchase GPS Logistics Group Ltd., the Asian freight forwarding operations of GPS Logistics, LLC, and in turn, made a payment of $5.7 million ($3.2 million net of cash acquired). Under the terms of the original purchase agreement, this payment was subject to subsequent upward and downward adjustments based on the financial performance of the Asia business through March 2007. Additional earn-out payments could have been required based on the financial performance of the Asia business during the period March 2007 to March 2009. In January 2006, Meridian IQ paid an additional $11.1 million and issued a promissory note in the amount of $10.8 million representing a buyout of these earn-out arrangements and potential purchase price adjustments. These amounts were allocated to goodwill in the consolidated balance sheet. The pro forma effect of this acquisition is not material to our results of operations.

Other

In May 2006, Meridian IQ paid an additional $2.5 million to the former owners of GPS Logistics (EU) Limited, which represented an earn-out payment related to its February 2004 acquisition of the UK based freight forwarding business. This amount has been allocated to goodwill in the accompanying financial statements. A final earn-out payment could be required based on the twelve month results ending February 28, 2008.

In June 2006, Meridian IQ acquired a company in Chile and formed a company in Colombia, in each case to support contractual customer activities. The collective purchase price and formation costs are not significant, and the pro forma effects of this activity are not material to our results of operations.

In September 2006, Meridian IQ sold Meridian IQ China Co., Ltd., (“MIQ China”) a 100% owned subsidiary that conducted a freight forwarding business in mainland China, to JHJ International Transportation Co., Ltd., an entity in which the Company owns a 50% equity interest. The proceeds, in the form of a promissory note, were approximately $4.0 million and resulted in a loss on disposition of approximately $2.8 million.

4.	Goodwill and Intangibles

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. In accordance with SFAS No. 142, we review goodwill at least annually for impairment based on a fair value approach.

The following table shows the amount of goodwill attributable to our operating segments with goodwill balances and changes therein:

(in millions)	Roadway	Regional Transportation	Meridian IQ	Total
Balances at December 31, 2005	$539.9	$526.0	$164.9	$1,230.8
Goodwill resulting from acquisitions	(0.3)	118.0	3.8	121.5
Disposition of Meridian IQ China	—	—	(6.4)	(6.4)
Changes in foreign currency exchange rates	0.7	—	0.6	1.3

Balances at September 30, 2006	$540.3	$644.0	$162.9	$1,347.2

During the six months ended June 30, 2006, we finalized the purchase price allocation for the USF acquisition. As a part of this process, additional amounts were recognized as goodwill including approximately $55.1 million related to deferred taxes, $8.4 million of restructuring charges and $4.3 million related to the USF Red Star multi-employer pension plan withdrawal liabilities (See Certain Commitments, Contingencies and Uncertainties footnote). Additionally, the allocation of goodwill between USF Logistics and the remaining USF companies was finalized resulting in a $28.2 million reclassification from USF Logistics (a part of the Meridian IQ segment) to the remaining USF companies (a part of the Regional Transportation segment). Changes to Meridian IQ goodwill during the nine months ended September 30, 2006 included $21.9 million of GPS Asia and $2.5 million GPS Logistics (EU) Limited contractual payments. The changes also included $4.0 million related to deferred taxes on USF Logistics purchase accounting items. These changes were offset by the $28.2 million reallocation of goodwill related to the USF acquisition and $6.4 million related to the disposition of Meridian IQ China.

5.	Debt and Financing

Total debt consisted of the following:

(in millions)	September 30, 2006	December 31, 2005
ABS borrowings, secured by accounts receivable	$425.0	$375.0
Floating rate notes	150.0	150.0
USF senior notes	265.9	269.4
Roadway senior notes	235.5	239.2
Contingent convertible senior notes	400.0	400.0
Revolving credit facility	1.3	45.0
Other	9.5	9.5

Total debt	$1,487.2	$1,488.1
ABS borrowings	(425.0)	(375.0)

Long-term debt	$1,062.2	$1,113.1

6.	Stock-Based Compensation

We have a long-term incentive and equity award plan, which is shareholder approved, that authorized the issuance of up to a total of 3.43 million shares and provides for awards to be made in cash and performance share units at the discretion of the Board of Directors. Though not widely used, this plan also provides for the award of options. Prior to January 1, 2006, we accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost relative to options was recognized in the Statements of Operations for the years ended December 31, 2005 or 2004, as all options granted under our plan had an exercise price equal to the market value of the underlying common stock on the date of grant. During the years ended December 31, 2005 and 2004, we recognized expense for performance share units (“nonvested shares”) over the respective vesting period and performance period, if applicable, based on the grant date fair value. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, in addition to the compensation costs related to nonvested shares, compensation cost recognized in the first nine months of 2006 also includes: (a) compensation cost for all share-based payments (i.e. options) granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, if any, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, our income before income taxes is $0.4 million and $1.1 million lower for the three and nine months ended September 30, 2006, respectively, and net income is $0.2 million and $0.7 million lower for the three and nine months ended September 30, 2006, respectively, than if we had continued to account for share-based compensation under Opinion 25. The impact of the adoption of Statement 123(R) on basic and diluted earnings per share for the nine months ended September 30, 2006 is $0.01 per share.

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

(in millions except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income – as reported	$85.3	$211.3
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.2	0.7

Pro forma net income	$85.1	$210.6

Basic earnings per share:
Net income – as reported	$1.47	$3.97
Net income – pro forma	1.47	3.96

Diluted earnings per share:
Net income – as reported	$1.42	$3.77
Net income – pro forma	1.41	3.76

During the nine months ended September 30, 2006 and 2005, we did not grant any option awards. Traditionally, the fair value of each option is estimated on the date of grant using the Black-Scholes-Merton pricing model. Expected volatilities are based on implied volatilities from historical volatility of our stock. We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of option activity under the Plan as of September 30, 2006, and changes during the nine months then ended is presented in the following table:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	647	$24.87
Granted	—	—
Exercised	(141)	25.34
Forfeited / expired	(9)	28.47

Outstanding at September 30, 2006	497	24.65	5.05	$6,301
Exercisable at September 30, 2006	314	21.07	4.32	$5,009

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $2.5 million.

A summary of the status of our nonvested shares as of September 30, 2006, and changes during the nine months then ended, is presented in the following table:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	756	$47.50
Granted	350	47.15
Vested	(106)	47.47
Forfeited	(6)	47.69

Nonvested at September 30, 2006	994	$47.38

As of September 30, 2006, there was $23.2 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.2 years. The fair value of nonvested shares is determined based on the opening trading price of our shares on the grant date. The fair value of shares vested during the nine months ended September 30, 2006 was $5.0 million.

7.	Employee Benefits

Components of Net Periodic Pension and Other Postretirement Cost

The following table sets forth the components of our pension costs for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2006	2005	2006	2005
Service cost	$11.1	$10.8	$33.7	$32.1
Interest cost	15.9	15.2	47.5	45.2
Expected return on plan assets	(14.8)	(14.0)	(44.4)	(41.8)
Amortization of prior service cost	0.4	0.3	1.2	1.1
Amortization of net actuarial loss	3.0	2.7	8.5	8.0

Net periodic pension cost	$15.6	$15.0	$46.5	$44.6

The following table sets forth the components of our other postretirement costs for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2006	2005	2006	2005
Service cost	$0.1	$—	$0.4	$0.6
Interest cost	0.5	0.2	1.4	1.8
Amortization of prior service cost	0.1	—	0.2	0.2
Amortization of net actuarial gain	(0.1)	—	(0.2)	(0.2)

Other postretirement cost	$0.6	$0.2	$1.8	$2.4

Employer Contributions

We expect to contribute approximately $72.8 million to our company-sponsored pension plans in 2006 which includes $3.8 million related to other postretirement costs. During the nine months ended September 30, 2006, our contributions to the pension plans have been $71.7 million.

8.	Earnings Per Share

Dilutive securities, consisting of options to purchase our common stock, included in the calculation of diluted weighted average common shares were 755,000 and 684,000 for the three and nine months ended September 30, 2006, and 600,000 and 667,000 for the three and nine months ended September 30, 2005. In addition, dilutive securities related to our net share settle contingent convertible notes were 177,000 and 600,000 for the three and nine months ended September 30, 2006, and 1,600,000 and 2,174,000 for the three and nine months ended September 30, 2005.

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

The accounting policies of the segments are the same as those described in the Summary of Accounting Policies note in our Annual Report on Form 10-K for the year ended December 31, 2005. We charge management fees and other corporate services to our segments based on the direct benefits received or as a percentage of revenue. Corporate and other operating losses represent operating expenses of the holding company, including compensation and benefits and professional services for all periods presented. Corporate identifiable assets primarily refer to cash, cash equivalents and deferred debt issuance costs. Intersegment revenue relates to transportation services between our segments.

The following table summarizes our operations by business segment:

(in millions)	Yellow Transportation	Roadway	Regional Transportation(c)	Meridian IQ(d)	Corporate/ Eliminations	Consolidated
As of September 30, 2006
Identifiable assets	$1,113.1	$2,181.0	$2,267.3	$395.2	$76.7	$6,033.3

As of December 31, 2005
Identifiable assets	1,065.1	2,075.0	1,993.7	385.0	215.4	5,734.2

Three months ended September 30, 2006
External revenue	897.5	897.2	624.7	151.7	—	2,571.1
Intersegment revenue	1.3	3.0	—	2.0	(6.3)	—
Operating income (loss)	68.7	59.5	48.1	0.8	0.5	177.6
Adjustments to operating income(a)	0.3	1.7	0.1	5.5	0.3	7.9
Adjusted operating income (loss)(b)	69.0	61.2	48.2	6.3	0.8	185.5

Three months ended September 30, 2005
External revenue	891.2	857.3	601.8	141.4	—	2,491.7
Intersegment revenue	1.3	1.1	4.8	0.5	(7.7)	—
Operating income (loss)	73.5	58.2	27.8	6.3	(9.0)	156.8
Adjustments to operating income(a)	(0.4)	1.9	5.0	—	4.3	10.8
Adjusted operating income (loss)(b)	73.1	60.1	32.8	6.3	(4.7)	167.6

Nine months ended September 30, 2006
External revenue	2,621.2	2,575.3	1,870.9	443.6	—	7,511.0
Intersegment revenue	3.9	7.0	—	3.6	(14.5)	—
Operating income (loss)	166.6	155.0	123.0	6.0	(12.9)	437.7
Adjustments to operating income(a)	2.0	1.6	(0.1)	7.0	2.5	13.0
Adjusted operating income (loss)(b)	168.6	156.6	122.9	13.0	(10.4)	450.7

Nine months ended September 30, 2005
External revenue	2,532.0	2,453.4	980.7	292.4	—	6,258.5
Intersegment revenue	2.8	2.6	5.8	1.6	(12.8)	—
Operating income (loss)	190.8	146.5	55.7	10.9	(21.3)	382.6
Adjustments to operating income(a)	(2.9)	2.4	5.4	—	4.8	9.7
Adjusted operating income (loss)(b)	187.9	148.9	61.1	10.9	(16.5)	392.3

(a)	Management excludes these items when evaluating operating income and segment performance to better evaluate the results of our core operations. The 2006 adjustments relate to reorganization expenses, loss on disposition of subsidiary and losses (gains) on property disposals. The 2005 adjustments relate to acquisition charges and losses (gains) on property disposals.
(b)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.
(c)	The segment information for Regional Transportation for the nine months ended September 30, 2005 includes USF operating companies results since May 24, 2005, the date of acquisition.
(d)	The segment information for Meridian IQ for the nine months ended September 30, 2005 includes USF Logistics results since May 24, 2005, the date of acquisition.

10.	Comprehensive Income

Our comprehensive income for the periods presented includes net income and foreign currency translation adjustments. Comprehensive income for the three and nine months ended September 30 was as follows:

	Three Months		Nine Months
(in millions)	2006	2005	2006	2005
Net income	$95.8	$85.3	$230.2	$211.3
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	(0.2)	3.6	4.3	1.9

Comprehensive income	$95.6	$88.9	$234.5	$213.2

11.	Stock Repurchase Program

In April 2006, our Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $100 million of its common stock. Through September 30, 2006, the Company has purchased 521,100 shares under this program at a weighted-average cost of $38.34 per share for a total cost of $20 million. The Company plans to continue making open-market purchases of its stock on an opportunistic basis.

12.	Certain Commitments, Contingencies and Uncertainties

USF Red Star Inc.

In 2004 USF Red Star Inc. (“USF Red Star”), a USF subsidiary that operated in the Northeastern U.S, was shut down. Due to the shutdown, USF, now our wholly owned subsidiary is subject to withdrawal liability under the Multi-Employer Pension Plan Amendment Act of 1980 (as amended, “MEPPA”) to six multi-employer pension plans. Based on information that USF has received from these plans, YRC Worldwide estimates that USF Red Star could be liable for up to approximately $79 million. However, YRC Worldwide also estimates that approximately $13 million of this liability could be abated because of contributions that Yellow Transportation, Roadway, New Penn and USF Holland made to one of these six plans. Thus, at the purchase date we reserved approximately $6 million, representing the present value, for these liabilities. We have recognized these liabilities as an obligation assumed on the acquisition date of USF, resulting in additional goodwill. We have been making payments to several of these funds while any final determination of the amount of liability is made. As of September 30, 2006, we have approximately $52.3 million accrued for this obligation. USF is entitled to review and contest liability assessments that various funds provided as well as determine whether additional abatement might be available as a result of other YRC Worldwide business units who make contributions to these plans. The final withdrawal liability may be adjusted when further information is available as we negotiate with the pension plans to agree on the correct calculation of withdrawal liability amounts and as sufficient information becomes available to determine the available abatement of the liability under MEPPA, including any necessary arbitration or litigation with the affected pension plans. The timing of any funding of USF Red Star’s withdrawal liabilities to any particular fund will depend upon agreement with the fund on the ultimate amount of the liability, the conclusion of any arbitration or litigation to settle any disputes and the determination at the end of a plan year of whether abatement is applicable. MEPPA provides that certain interim payments may be required until these events occur. MEPPA also provides that any ultimate withdrawal liability payments may be made in a lump sum or over a period of time.

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

In 2005, YRC Worldwide Inc. (together with its subsidiaries, the “Company”) acquired USF through a merger of USF with and into a wholly owned subsidiary of the Company. The successor to USF in that merger is Regional Transportation.

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

The Company intends to vigorously defend the allegations that the Gonzalez Family and Grupo Almex have asserted. The Company has challenged the right to include various parties in the arbitration and has filed for separate arbitration under another agreement between certain parties. USF Mexico has initiated collection of Soflex’s defaulted loans and intends to vigorously pursue its remedies under the secured credit agreement and related agreements.

Other

USF Bestway’s collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”) initially expired on December 31, 2005. In July 2006, the Company and the IBT ratified a new five-year agreement.

13.	Recent Accounting Pronouncements

In July, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the 2007 fiscal year with the cumulative effect of the change in accounting principle recorded as an adjustment to opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB also issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“SFAS 158”) in September 2006. This Statement requires recognition of the funded status of a benefit plan in the statement of financial position. The Statement also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 158 on the consolidated financial statements but believes the impact will be material. Using the December 31, 2005 actuarial information, the impact to shareholders equity would be a reduction in excess of $100 million. During 2006, we have continued to assess the assumptions used in the actuarial valuation process. It is likely we will modify certain assumptions as a part of the 2006 year end balance sheet measurement process which could further increase the impact of the adoption of the new pronouncement. However, the Company believes the accounting change will not adversely impact our various financing facilities.

14.	Guarantees of the Contingent Convertible Senior Notes and Senior Floating Rate Notes

In August 2003, YRC Worldwide issued 5.0% contingent convertible senior notes due 2023. In November 2003, we issued 3.375% contingent convertible senior notes (the August and November issuances, collectively, may also be known as the “contingent convertible senior notes”) due 2023. In December 2004, we completed exchange offers pursuant to which holders of the contingent convertible senior notes could exchange their notes for an equal amount of new net share settled contingent convertible senior notes. Substantially all notes were exchanged as part of the exchange offers. In May 2005, we completed the private placement of $150 million in aggregate principal amount of senior floating rate notes due 2008. In connection with the net share settled contingent convertible senior notes and the floating rate notes, the following 100% owned subsidiaries of YRC Worldwide have issued guarantees in favor of the holders of the net share settled contingent convertible senior notes and the floating rate notes: Yellow Transportation, Mission Supply Company, Yellow Relocation Services, Inc., YRC Worldwide Technologies, Inc., Meridian IQ, Inc., MIQ LLC, Globe.com Lines, Inc., Roadway LLC, Roadway Next Day Corporation, Roadway Express, Inc., USF Holland and Regional Transportation (formerly known as USF Corporation). Each of the guarantees is full and unconditional and joint and several.

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

The following represents summarized condensed consolidating financial information as of September 30, 2006 and December 31, 2005 with respect to the financial position, for the three and nine months ended September 30, 2006 and 2005 for results of operations and for the nine months ended September 30, 2006 and 2005 for the cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the contingent convertible senior notes and the floating rate notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes and the floating rate notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws, Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheets

September 30, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$23	$24	$23	$—	$70
Intercompany advances receivable	—	(83)	83	—	—
Accounts receivable, net	7	(5)	1,353	(24)	1,331
Prepaid expenses and other	5	100	87	—	192

Total current assets	35	36	1,546	(24)	1,593
Property and equipment	1	3,247	595	—	3,843
Less – accumulated depreciation	(1)	(1,444)	(100)	—	(1,545)

Net property and equipment	—	1,803	495	—	2,298
Investment in subsidiaries	3,089	267	—	(3,356)	—
Receivable from affiliate	(401)	479	(78)	—	—
Goodwill, intangibles and other assets	262	1,903	327	(350)	2,142

Total assets	$2,985	$4,488	$2,290	$(3,730)	$6,033

Intercompany advances payable	$532	$(711)	$388	$(209)	$—
Accounts payable	14	294	87	(14)	381
Wages, vacations and employees’ benefits	14	458	69	—	541
Other current and accrued liabilities	7	318	90	(4)	411
Asset-backed securitization borrowings	—	—	425	—	425

Total current liabilities	567	359	1,059	(227)	1,758
Payable to affiliate	(95)	23	222	(150)	—
Long-term debt, less current portion	550	511	1	—	1,062
Deferred income taxes, net	10	348	98	—	456
Claims and other liabilities	26	326	233	—	585
Commitments and contingencies
Shareholders’ equity	1,927	2,921	677	(3,353)	2,172

Total liabilities and shareholders’ equity	$2,985	$4,488	$2,290	$(3,730)	$6,033

December 31, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$20	$18	$44	$—	$82
Intercompany advances receivable	—	(71)	71	—	—
Accounts receivable, net	(61)	32	1,202	(9)	1,164
Prepaid expenses and other	7	135	90	—	232

Total current assets	(34)	114	1,407	(9)	1,478
Property and equipment	1	3,024	583	—	3,608
Less – accumulated depreciation	(1)	(1,341)	(60)	—	(1,402)

Net property and equipment	—	1,683	523	—	2,206
Investment in subsidiaries	3,037	7	—	(3,044)	—
Receivable from affiliate	(354)	356	(2)	—	—
Goodwill, intangibles and other assets	265	1,933	363	(511)	2,050

Total assets	$2,914	$4,093	$2,291	$(3,564)	$5,734

Intercompany advances payable	$405	$(574)	$378	$(209)	$—
Accounts payable	10	314	70	—	394
Wages, vacations and employees’ benefits	12	450	61	—	523
Other current and accrued liabilities	5	251	160	(43)	373
Asset-backed securitization borrowings	—	—	375	—	375

Total current liabilities	432	441	1,044	(252)	1,665
Payable to affiliate	(105)	(209)	464	(150)	—
Long-term debt, less current portion	595	518	—	—	1,113
Deferred income taxes, net	4	242	141	—	387
Claims and other liabilities	26	496	176	(65)	633
Commitments and contingencies
Shareholders’ equity	1,962	2,605	466	(3,097)	1,936

Total liabilities and shareholders’ equity	$2,914	$4,093	$2,291	$(3,564)	$5,734

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$14	$2,184	$469	$(96)	$2,571

Operating expenses:
Salaries, wages and employees’ benefits	7	1,248	231	(8)	1,478
Operating expenses and supplies	7	407	125	(79)	460
Purchased transportation	—	215	70	(7)	278
Depreciation and amortization	—	49	15	—	64
Other operating expenses	—	90	16	—	106
Losses on property disposals, net	—	2	—	—	2
Loss on sale of subsidiary, reorganization and acquisition charges	—	2	3	—	5

Total operating expenses	14	2,013	460	(94)	2,393

Operating income (loss)	—	171	9	(2)	178

Nonoperating (income) expenses:
Interest expense	9	7	7	—	23
Other	6	30	(35)	(1)	—

Nonoperating (income) expenses, net	15	37	(28)	(1)	23

Income (loss) before income taxes	(15)	134	37	(1)	155
Income tax provision (benefit)	(4)	50	15	(2)	59

Net income (loss)	$(11)	$84	$22	$1	$96

For the three months ended September 30, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$15	$2,130	$445	$(98)	$2,492

Operating expenses:
Salaries, wages and employees’ benefits	12	1,232	220	(13)	1,451
Operating expenses and supplies	9	392	86	(74)	413
Purchased transportation	—	196	86	(8)	274
Depreciation and amortization	—	57	19	—	76
Other operating expenses	—	97	16	(3)	110
Losses on property disposals, net	—	1	1	—	2
Reorganization and acquisition charges	4	1	4	—	9

Total operating expenses	25	1,976	432	(98)	2,335

Operating income (loss)	(10)	154	13	—	157

Nonoperating (income) expenses:
Interest expense	10	8	21	(19)	20
Other	(6)	48	(52)	9	(1)

Nonoperating (income) expenses, net	4	56	(31)	(10)	19

Income (loss) before income taxes	(14)	98	44	10	138
Income tax provision (benefit)	(4)	41	20	(4)	53

Net income (loss)	$(10)	$57	$24	$14	$85

For the nine months ended September 30, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$44	$6,390	$1,375	$(298)	$7,511

Operating expenses:
Salaries, wages and employees’ benefits	30	3,675	664	(29)	4,340
Operating expenses and supplies	26	1,236	365	(249)	1,378
Purchased transportation	—	621	206	(15)	812
Depreciation and amortization	—	167	45	—	212
Other operating expenses	—	270	48	—	318
Losses on property disposals, net	—	—	—	—	—
Loss on sale of subsidiary, reorganization and acquisition charges	1	8	4	—	13

Total operating expenses	57	5,977	1,332	(293)	7,073

Operating income (loss)	(13)	413	43	(5)	438

Nonoperating (income) expenses:
Interest expense	26	22	19	—	67
Other	9	99	(105)	(5)	(2)

Nonoperating (income) expenses, net	35	121	(86)	(5)	65

Income (loss) before income taxes	(48)	292	129	—	373
Income tax provision (benefit)	(12)	109	50	(4)	143

Net income (loss)	$(36)	$183	$79	$4	$230

For the nine months ended September 30, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$45	$5,544	$918	$(249)	$6,258

Operating expenses:
Salaries, wages and employees’ benefits	35	3,254	450	(18)	3,721
Operating expenses and supplies	25	1,009	180	(211)	1,003
Purchased transportation	—	522	179	(14)	687
Depreciation and amortization	—	147	34	—	181
Other operating expenses	1	245	33	(5)	274
Losses on property disposals, net	—	—	—	—	—
Reorganization and acquisition charges	5	1	4	—	10

Total operating expenses	66	5,178	880	(248)	5,876

Operating income (loss)	(21)	366	38	(1)	382

Nonoperating (income) expenses:
Interest expense	24	19	45	(45)	43
Other	(20)	113	(129)	34	(2)

Nonoperating (income) expenses, net	4	132	(84)	(11)	41

Income (loss) before income taxes	(25)	234	122	10	341
Income tax provision (benefit)	(4)	93	48	(7)	130

Net income (loss)	$(21)	$141	$74	$17	$211

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(87)	$359	$27	$—	$299

Investing activities:
Acquisition of property and equipment	—	(271)	(48)	—	(319)
Proceeds from disposal of property and equipment	—	35	—	—	35
Acquisition of companies, net of cash acquired	(15)	—	—	—	(15)
Other	—	4	(6)	—	(2)

Net cash used in investing activities	(15)	(232)	(54)	—	(301)

Financing activities:
ABS borrowings, net	—	—	50	—	50
Issuance (repayment) of long-term debt, net	(44)	—	—	—	(44)
Proceeds from exercise of stock options	4	—	—	—	4
Treasury stock repurchase	(20)	—	—	—	(20)
Intercompany advances / repayments	165	(121)	(44)	—	—

Net cash provided by (used in) financing activities	105	(121)	6	—	(10)

Net increase (decrease) in cash and cash equivalents	3	6	(21)	—	(12)
Cash and cash equivalents, beginning of period	20	18	44	—	82

Cash and cash equivalents, end of period	$23	$24	$23	$—	$70

For the nine months ended September 30, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(51)	$285	$18	$4	$256

Investing activities:
Acquisition of property and equipment	—	(185)	(46)	—	(231)
Proceeds from disposal of property and equipment	—	16	2	—	18
Acquisition of companies, net of cash acquired	(805)	45	6	—	(754)
Investment in joint venture	(46)	—	—	—	(46)
Other	—	—	2	—	2

Net cash used in investing activities	(851)	(124)	(36)	—	(1,011)

Financing activities:
ABS borrowings, net	—	—	456	—	456
Issuance (repayment) of long-term debt, net	250	—	—		250
Debt issuance cost	(4)	—	—	—	(4)
Proceeds from exercise of stock options	4	—	—	—	4
Cash dividends paid to shareholders	—	7	(7)	—	—
Intercompany advances / repayments	581	(166)	(411)	(4)	—

Net cash provided by (used in) financing activities	831	(159)	38	(4)	706

Net increase (decrease) in cash and cash equivalents	(71)	2	20	—	(49)
Cash and cash equivalents, beginning of period	82	7	17	—	106

Cash and cash equivalents, end of period	$11	$9	$37	$—	$57

15.	Guarantees of the Senior Notes Due 2008

In connection with the senior notes due 2008, assumed by virtue of its merger agreement, and in addition to the primary obligor, Roadway LLC, YRC Worldwide and its following 100% owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2008: Roadway Next Day Corporation, New Penn Motor Express, Inc., Roadway Express, Inc., Roadway Reverse Logistics, Inc. and Roadway Express International, Inc. Each of the guarantees is full and unconditional and joint and several.

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

The following represents summarized condensed consolidating financial information of YRC Worldwide and its subsidiaries as of September 30, 2006 and December 31, 2005 with respect to the financial position, for the three and nine months ended September 30, 2006 and 2005 for results of operations, and for the nine months ended September 30, 2006 and 2005 for the cash flows. The primary obligor column presents the financial information of Roadway LLC. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2008 including YRC Worldwide, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheets

September 30, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$45	$25	$—	$70
Intercompany advances receivable	—	(23)	23	—	—
Accounts receivable, net	—	(16)	1,361	(14)	1,331
Prepaid expenses and other	1	59	132	—	192

Total current assets	1	65	1,541	(14)	1,593
Property and equipment	—	1,015	2,828	—	3,843
Less – accumulated depreciation	—	(185)	(1,360)	—	(1,545)

Net property and equipment	—	830	1,468	—	2,298
Investment in subsidiaries	—	3,103	208	(3,311)	—
Receivable from affiliate	151	(421)	270	—	—
Goodwill, intangibles and other assets	653	1,264	1,075	(850)	2,142

Total assets	$805	$4,841	$4,562	$(4,175)	$6,033

Intercompany advances payable	$—	$155	$55	$(210)	$—
Accounts payable	—	106	279	(4)	381
Wages, vacations and employees’ benefits	—	234	307	—	541
Other current and accrued liabilities	7	117	291	(4)	411
Asset-backed securitization borrowings	—	—	425	—	425

Total current liabilities	7	612	1,357	(218)	1,758
Payable to affiliate	—	555	95	(650)	—
Long-term debt, less current portion	236	550	276	—	1,062
Deferred income taxes, net	(7)	206	257	—	456
Claims and other liabilities	—	212	373	—	585
Commitments and contingencies
Shareholders’ equity	569	2,706	2,204	(3,307)	2,172

Total liabilities and shareholders’ equity	$805	$4,841	$4,562	$(4,175)	$6,033

December 31, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$34	$48	$—	$82
Intercompany advances receivable	—	(22)	22	—	—
Accounts receivable, net	—	(81)	1,254	(9)	1,164
Prepaid expenses and other	1	56	175	—	232

Total current assets	1	(13)	1,499	(9)	1,478
Property and equipment	—	914	2,694	—	3,608
Less – accumulated depreciation	—	(130)	(1,272)	—	(1,402)

Net property and equipment	—	784	1,422	—	2,206
Investment in subsidiaries	—	3,037	7	(3,044)	—
Receivable from affiliate	126	(305)	179	—	—
Goodwill, intangibles and other assets	656	1,278	980	(864)	2,050

Total assets	$783	$4,781	$4,087	$(3,917)	$5,734

Intercompany advances payable	$—	$111	$98	$(209)	$—
Accounts payable	—	113	281	—	394
Wages, vacations and employees’ benefits	—	226	297	—	523
Other current and accrued liabilities	1	68	304	—	373
Asset-backed securitization borrowings	—	—	375	—	375

Total current liabilities	1	518	1,355	(209)	1,665
Payable to affiliate	—	545	105	(650)	—
Long-term debt, less current portion	239	595	279	—	1,113
Deferred income taxes, net	(7)	199	195	—	387
Claims and other liabilities	—	276	357	—	633
Commitments and contingencies
Shareholder’s equity	550	2,648	1,796	(3,058)	1,936

Total liabilities and shareholder’s equity	$783	$4,781	$4,087	$(3,917)	$5,734

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$948	$1,715	$(92)	$2,571

Operating expenses:
Salaries, wages and employees’ benefits	—	545	941	(8)	1,478
Operating expenses and supplies	—	169	365	(74)	460
Purchased transportation	—	100	186	(8)	278
Depreciation and amortization	—	21	43	—	64
Other operating expenses	—	38	68	—	106
Losses on property disposals, net	—	1	1	—	2
Loss on sale of subsidiary, reorganization and acquisition charges	—	—	5	—	5

Total operating expenses	—	874	1,609	(90)	2,393

Operating income (loss)	—	74	106	(2)	178

Nonoperating (income) expenses:
Interest expense	3	9	11	—	23
Other	(13)	30	(15)	(2)	—

Nonoperating (income) expenses, net	(10)	39	(4)	(2)	23

Income before income taxes	10	35	110	—	155
Income tax provision (benefit)	3	15	43	(2)	59

Net income	$7	$20	$67	$2	$96

For the three months ended September 30, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$906	$1,663	$(77)	$2,492

Operating expenses:
Salaries, wages and employees’ benefits	—	531	920	—	1,451
Operating expenses and supplies	—	168	319	(74)	413
Purchased transportation	—	84	193	(3)	274
Depreciation and amortization	—	21	55	—	76
Other operating expenses	—	38	72	—	110
Losses on property disposals, net	—	1	1	—	2
Reorganization and acquisition charges	—	4	5	—	9

Total operating expenses	—	847	1,565	(77)	2,335

Operating income	—	59	98	—	157

Nonoperating (income) expenses:
Interest expense	3	24	26	(33)	20
Other	(13)	8	(19)	23	(1)

Nonoperating (income) expenses, net	(10)	32	7	(10)	19

Income before income taxes	10	27	91	10	138
Income tax provision	4	12	34	3	53

Net income	$6	$15	$57	$7	$85

For the nine months ended September 30, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$2,726	$5,070	$(285)	$7,511

Operating expenses:
Salaries, wages and employees’ benefits	—	1,585	2,784	(29)	4,340
Operating expenses and supplies	—	510	1,101	(233)	1,378
Purchased transportation	—	279	551	(18)	812
Depreciation and amortization	—	67	145	—	212
Other operating expenses	—	108	210	—	318
(Gains) losses on property disposals, net		(1)	1	—	—
Loss on sale of subsidiary, reorganization and acquisition charges	—	3	10	—	13

Total operating expenses	—	2,551	4,802	(280)	7,073

Operating income (loss)	—	175	268	(5)	438

Nonoperating (income) expenses:
Interest expense	10	26	31	—	67
Other	(40)	83	(40)	(5)	(2)

Nonoperating (income) expenses, net	(30)	109	(9)	(5)	65

Income before income taxes	30	66	277	—	373
Income tax provision (benefit)	11	31	105	(4)	143

Net income	$19	$35	$172	$4	$230

For the nine months ended September 30, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$2,593	$3,884	$(219)	$6,258

Operating expenses:
Salaries, wages and employees’ benefits	—	1,563	2,158	—	3,721
Operating expenses and supplies	—	462	751	(210)	1,003
Purchased transportation	—	245	450	(8)	687
Depreciation and amortization	—	62	119	—	181
Other operating expenses	—	107	167	—	274
Losses on property disposals, net	—	—	—	—	—
Reorganization and acquisition charges	—	5	5	—	10

Total operating expenses	—	2,444	3,650	(218)	5,876

Operating income (loss)	—	149	234	(1)	382

Nonoperating (income) expenses:
Interest expense	10	63	55	(85)	43
Other	(40)	27	(63)	74	(2)

Nonoperating (income) expenses, net	(30)	90	(8)	(11)	41

Income before income taxes	30	59	242	10	341
Income tax provision	11	28	91	—	130

Net income	$19	$31	$151	$10	$211

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$22	$33	$243	$1	$299

Investing activities:
Acquisition of property and equipment	—	(112)	(207)	—	(319)
Proceeds from disposal of property and equipment	—	9	26	—	35
Acquisition of companies, net of cash acquired	—	(15)	—	—	(15)
Other	4	—	(6)	—	(2)

Net cash provided by (used in) investing activities	4	(118)	(187)	—	(301)

Financing activities:
ABS borrowings, net	—	—	50	—	50
Issuance (repayment) of long-term debt, net	—	(44)	—	—	(44)
Proceeds from exercise of stock options	—	4	—	—	4
Treasury stock repurchase	—	(20)	—	—	(20)
Intercompany advances / repayments	(26)	156	(129)	(1)	—

Net cash provided by (used in) financing activities	(26)	96	(79)	(1)	(10)

Net increase (decrease) in cash and cash equivalents	—	11	(23)	—	(12)
Cash and cash equivalents, beginning of period	—	34	48	—	82

Cash and cash equivalents, end of period	$—	$45	$25	$—	$70

For the nine months ended September 30, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$42	$25	$192	$(3)	$256

Investing activities:
Acquisition of property and equipment	—	(53)	(178)	—	(231)
Proceeds from disposal of property and equipment	—	5	13	—	18
Acquisition of companies, net of cash acquired	—	(806)	52	—	(754)
Investment in joint venture	—	(46)	—	—	(46)
Other	—	—	2	—	2

Net cash used in investing activities	—	(900)	(111)	—	(1,011)

Financing activities:
ABS borrowings, net	—	—	456	—	456
Issuance (repayment) of long-term debt, net	—	250	—	—	250
Debt issuance costs	—	(4)	—	—	(4)
Proceeds from exercise of stock options	—	4	—	—	4
Cash dividends paid to shareholders	—	7	(7)	—	—
Intercompany advances / repayments	(42)	548	(509)	3	—

Net cash provided by (used in) financing activities	(42)	805	(60)	3	706

Net increase (decrease) in cash and cash equivalents	—	(70)	21	—	(49)
Cash and cash equivalents, beginning of period	—	89	17	—	106

Cash and cash equivalents, end of period	$—	$19	$38	$—	$57

16.	Guarantees of the Senior Notes Due 2009 and 2010

In connection with the senior notes due 2009 and 2010 that YRC Worldwide assumed by virtue of its merger with USF, and in addition to the primary obligor, USF, YRC Worldwide and its following 100% owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2009 and 2010: USF Sales Corporation, USF Holland Inc., USF Bestway Inc., USF Bestway Leasing Inc., USF Reddaway Inc., USF Glen Moore Inc., Meridian IQ Services Inc. (formerly USF Distribution Services Inc.), and IMUA Handling Corporation. Each of the guarantees is full and unconditional and joint and several.

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

The following represents summarized condensed consolidating financial information of YRC Worldwide and its subsidiaries as of September 30, 2006 and December 31, 2005 with respect to the financial position, for the three and nine months ended September 30, 2006 and 2005 for results of operations, and for the nine months ended September 30, 2006 and 2005 for statement of cash flows. The primary obligor column presents the financial information of USF Corporation. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2009 and 2010 including YRC Worldwide, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheet

September 30, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$24	$46	$—	$70
Intercompany advances receivable	—	(11)	11	—	—
Accounts receivable, net	—	8	1,327	(4)	1,331
Prepaid expenses and other	(10)	53	149	—	192

Total current assets	(10)	74	1,533	(4)	1,593
Property and equipment	2	753	3,088	—	3,843
Less – accumulated depreciation	(1)	(90)	(1,454)	—	(1,545)

Net property and equipment	1	663	1,634	—	2,298
Investment in subsidiaries	246	3,091	6	(3,343)	—
Receivable from affiliate	403	(493)	90	—	—
Goodwill, intangibles and other assets	822	383	1,287	(350)	2,142

Total assets	$1,462	$3,718	$4,550	$(3,697)	$6,033

Intercompany advances payable	$—	$290	$(90)	$(200)	$—
Accounts payable	4	111	270	(4)	381
Wages, vacations and employees’ benefits	—	113	428	—	541
Other current and accrued liabilities	65	94	256	(4)	411
Asset-backed securitization borrowings	—	—	425	—	425

Total current liabilities	69	608	1,289	(208)	1,758
Payable to affiliate	—	(23)	173	(150)	—
Long-term debt, less current portion	266	550	246	—	1,062
Deferred income taxes, net	46	68	342	—	456
Claims and other liabilities	(2)	51	536	—	585
Commitments and contingencies
Shareholders’ equity	1,083	2,464	1,964	(3,339)	2,172

Total liabilities and shareholders’ equity	$1,462	$3,718	$4,550	$(3,697)	$6,033

December 31, 2005 (in millions)	Primary Obligor	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$42	$40	$—	$82
Intercompany advances receivable	—	—	—	—	—
Accounts receivable, net	1	(20)	1,183	—	1,164
Prepaid expenses and other	(7)	59	180	—	232

Total current assets	(6)	81	1,403	—	1,478
Property and equipment	2	792	2,814	—	3,608
Less – accumulated depreciation	(1)	(50)	(1,351)	—	(1,402)

Net property and equipment	1	742	1,463	—	2,206
Investment in subsidiaries	—	3,038	7	(3,045)	—
Receivable from affiliate	166	(359)	193	—	—
Goodwill, intangibles and other assets	834	354	1,222	(360)	2,050

Total assets	$995	$3,856	$4,288	$(3,405)	$5,734

Intercompany advances payable	$—	$211	$(11)	$(200)	$—
Accounts payable	—	87	307	—	394
Wages, vacations and employees’ benefits	(1)	102	422	—	523
Other current and accrued liabilities	46	132	238	(43)	373
Asset-backed securitization borrowings	—	—	375	—	375

Total current liabilities	45	532	1,331	(243)	1,665
Payable to affiliate	(314)	184	130	—	—
Long-term debt, less current portion	269	595	249	—	1,113
Deferred income taxes, net	(84)	120	351	—	387
Claims and other liabilities	109	30	559	(65)	633
Commitments and contingencies
Shareholders’ equity	970	2,395	1,668	(3,097)	1,936

Total liabilities and shareholders’ equity	$995	$3,856	$4,288	$(3,405)	$5,734

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$6	$587	$2,074	$(96)	$2,571

Operating expenses:
Salaries, wages and employees’ benefits	2	334	1,151	(9)	1,478
Operating expenses and supplies	1	141	397	(79)	460
Purchased transportation	—	31	254	(7)	278
Depreciation and amortization	2	15	47	—	64
Other operating expenses	—	26	80	—	106
Losses on property disposals, net	—	—	2	—	2
Loss on sale of subsidiary, reorganization and acquisition charges	—	—	5	—	5

Total operating expenses	5	547	1,936	(95)	2,393

Operating income (loss)	1	40	138	(1)	178

Nonoperating (income) expenses:
Interest expense	3	9	11	—	23
Other	(6)	24	(16)	(2)	—

Nonoperating (income) expenses, net	(3)	33	(5)	(2)	23

Income (loss) before income taxes	4	7	143	1	155
Income tax provision (benefit)	1	6	54	(2)	59

Net income	$3	$1	$89	$3	$96

For the three months ended September 30, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$10	$612	$1,968	$(98)	$2,492

Operating expenses:
Salaries, wages and employees’ benefits	4	354	1,106	(13)	1,451
Operating expenses and supplies	2	120	365	(74)	413
Purchased transportation	—	55	227	(8)	274
Depreciation and amortization	1	24	51	—	76
Other operating expenses	4	31	78	(3)	110
Losses on property disposals, net	—	1	1	—	2
Reorganization and acquisition charges	1	8	—	—	9

Total operating expenses	12	593	1,828	(98)	2,335

Operating income (loss)	(2)	19	140	—	157

Nonoperating (income) expenses:
Interest expense	4	10	26	(20)	20
Other	—	16	(27)	10	(1)

Nonoperating (income) expenses, net	4	26	(1)	(10)	19

Income (loss) before income taxes	(6)	(7)	141	10	138
Income tax provision (benefit)	—	2	55	(4)	53

Net income (loss)	$(6)	$(9)	$86	$14	$85

For the nine months ended September 30, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$18	$1,760	$6,031	$(298)	$7,511

Operating expenses:
Salaries, wages and employees’ benefits	7	1,005	3,357	(29)	4,340
Operating expenses and supplies	4	432	1,191	(249)	1,378
Purchased transportation	—	97	730	(15)	812
Depreciation and amortization	6	50	156	—	212
Other operating expenses	—	85	233	—	318
Losses on property disposals, net	—	—	—	—	—
Loss on sale of subsidiary, reorganization and acquisition charges	—	1	12	—	13

Total operating expenses	17	1,670	5,679	(293)	7,073

Operating income (loss)	1	90	352	(5)	438

Nonoperating (income) expenses:
Interest expense	11	26	30	—	67
Other	(16)	62	(43)	(5)	(2)

Nonoperating (income) expenses, net	(5)	88	(13)	(5)	65

Income before income taxes	6	2	365	—	373
Income tax provision (benefit)	2	10	135	(4)	143

Net income (loss)	$4	$(8)	$230	$4	$230

For the nine months ended September 30, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$9	$910	$5,588	$(249)	$6,258

Operating expenses:
Salaries, wages and employees’ benefits	5	531	3,203	(18)	3,721
Operating expenses and supplies	3	188	1,022	(210)	1,003
Purchased transportation	—	79	622	(14)	687
Depreciation and amortization	3	33	145	—	181
Other operating expenses	4	49	227	(6)	274
Losses on property disposals, net	—	—	—	—	—
Reorganization and acquisition charges	1	9	—	—	10

Total operating expenses	16	889	5,219	(248)	5,876

Operating income (loss)	(7)	21	369	(1)	382

Nonoperating (income) expenses:
Interest expense	5	21	61	(44)	43
Other	(7)	(6)	(23)	34	(2)

Nonoperating (income) expenses, net	(2)	15	38	(10)	41

Income (loss) before income taxes	(5)	6	331	9	341
Income tax provision (benefit)	—	5	132	(7)	130

Net income (loss)	$(5)	$1	$199	$16	$211

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(78)	$152	$225	$—	$299

Investing activities:
Acquisition of property and equipment	—	(72)	(247)	—	(319)
Proceeds from disposal of property and equipment	1	16	18	—	35
Acquisition of companies, net of cash acquired	—	(15)	—	—	(15)
Other	—	—	(2)	—	(2)

Net cash provided by (used in) investing activities	1	(71)	(231)	—	(301)

Financing activities:
ABS borrowings, net	—	—	50	—	50
Issuance (repayment) of long-term debt, net	—	(44)	—	—	(44)
Proceeds from exercise of stock options	—	4	—	—	4
Treasury stock repurchase	—	(20)			(20)
Intercompany advances / repayments	77	(39)	(38)	—	—

Net cash provided by (used in) financing activities	77	(99)	12	—	(10)

Net increase (decrease) in cash and cash equivalents	—	(18)	6	—	(12)
Cash and cash equivalents, beginning of period	—	42	40	—	82

Cash and cash equivalents, end of period	$—	$24	$46	$—	$70

For the nine months ended September 30, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(35)	$2	$285	$4	$256

Investing activities:
Acquisition of property and equipment	(1)	(68)	(162)	—	(231)
Proceeds from disposal of property and equipment	—	3	15	—	18
Acquisition of companies, net of cash acquired	34	(803)	15	—	(754)
Investment in joint venture	—	(46)	—	—	(46)
Other	—	—	2	—	2

Net cash provided by (used in) investing activities	33	(914)	(130)	—	(1,011)

Financing activities:
ABS borrowings, net	—	—	456	—	456
Issuance (repayment) of long-term debt, net	—	250	—	—	250
Debt issuance costs	—	(4)	—	—	(4)
Proceeds from exercise of stock options	—	4	—	—	4
Intercompany advances / repayments	1	607	(604)	(4)	—

Net cash provided by (used in) financing activities	1	857	(148)	(4)	706

Net increase (decrease) in cash and cash equivalents	(1)	(55)	7	—	(49)
Cash and cash equivalents, beginning of period	—	82	24	—	106

Cash and cash equivalents, end of period	$(1)	$27	$31	$—	$57

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of YRC Worldwide Inc. (also referred to as “YRC Worldwide,” “we” or “our”). MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or include the words “should,” “could,” “would,” “will,” “may,” “expect,” “believe,” or similar expressions. Our actual results could differ materially from those projected by these forward-looking statements due to a number of factors, including (without limitation), inflation, inclement weather, price and availability of fuel, sudden changes in the cost of fuel or the index upon which the Company bases its fuel surcharge, competitor pricing activity, expense volatility, including (without limitation) expense volatility due to changes in rail service or pricing for rail service, ability to capture cost reductions, including (without limitation) those cost reduction opportunities arising from acquisitions, changes in equity and debt markets, a downturn in general or regional economic activity, effects of a terrorist attack, and labor relations, including (without limitation), the impact of work rules, work stoppages, strikes or other disruptions, any obligations to multi-employer health, welfare and pension plans, wage requirements and employee satisfaction.

Results of Operations

Our Results of Operations section focuses on the highlights and significant items that impacted our operating results during the quarter as well as the year to date. Our discussion will also explain the adjustments to operating income that management excludes when internally evaluating segment performance because the items are not related to the segments’ core operations. Please refer to our Business Segments note for further discussion.

Yellow Transportation Results

Yellow Transportation represented approximately 35% and 36% of our consolidated revenue in the third quarter of 2006 and 2005, respectively, and 35% and 40% in the nine months ended September 30, 2006 and 2005, respectively. The table below provides summary financial information for Yellow Transportation for the three and nine months ended September 30:

	Three months				Nine months
(in millions)	2006	2005	Percent Change		2006	2005	Percent Change
Operating revenue	$898.8	$892.5	0.7%		$2,625.1	$2,534.8	3.6%
Operating income	68.7	73.5	(6.5)%		166.6	190.8	(12.7)%
Adjustments to operating income(a)	0.3	(0.4)	n/m		2.0	(2.9)	n/m	(c)
Adjusted operating income (b)	69.0	73.1	(5.7)%		168.6	187.9	(10.3)%
Operating ratio	92.4%	91.8%	(0.6	)pp	93.7%	92.5%	(1.2	)pp (d)
Adjusted operating ratio	92.3%	91.8%	(0.5	)pp	93.6%	92.6%	(1.0	)pp

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations (see discussion below).
(b)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles
(c)	Not meaningful.
(d)	Percentage points.

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Yellow Transportation reported third quarter 2006 revenue of $898.8 million, which is relatively even with the third quarter of 2005. During the third quarter of 2006, revenue was favorably impacted by improved pricing including fuel surcharge revenue yet was offset by lower volume due to the combination of a slowing economy and reduced business from several unprofitable accounts for which we increased prices. These customers advised that they chose to obtain services from other providers due to these price increases. The third quarter of 2006 also included one less work day than the third quarter of 2005. The two primary components of less-than-truckload (“LTL”) revenue are tonnage, comprised of number of shipments and weight per shipment, and price or yield, usually evaluated on a per hundred weight basis. In the third quarter of 2006, Yellow Transportation LTL tonnage decreased by 2.5% per day however LTL revenue per hundred weight improved by 3.7% from the third quarter of 2005. The decrease in LTL tonnage for the quarter was partially a result of Yellow Transportation addressing specific unprofitable accounts in the quarter, which had a negative impact on short-term tonnage growth.

The fuel surcharge is common throughout our industry and represents an amount that we charge to customers that adjusts with changing fuel prices. We base our fuel surcharge on a published national index and adjust it weekly. Rapid material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income versus prior periods as there is a lag in the Company’s adjustment of base rates in response to changes in fuel surcharge. Fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require changes. We believe the distinction between base rates and fuel surcharge has been blurring over time, and it is impractical to clearly separate all the different factors that influence the price that our customers are willing to pay. In general, we believe rising fuel costs are beneficial to us in the short term.

Premium services, an integral part of our strategy to offer a broad portfolio of services and meet the increasingly complex transportation needs of our customers, continued to deliver significant revenue growth. Premium services at Yellow Transportation include, among others, Exact Express®, an expedited and time-definite ground service with a 100% satisfaction guarantee. Total Exact Express® revenue increased in the third quarter of 2006 by $11.8 million or 20.5% as compared to the third quarter of 2005.

Yellow Transportation operating income decreased by $4.8 million or 6.5% in the third quarter of 2006 compared to the third quarter of 2005. Increases in yield including fuel surcharge revenue and the benefit of operating expense controls of $2.4 million were offset by increased operating expenses and supplies (mainly fuel) of $9.9 million, higher purchased transportation costs of $2.7 million and higher workers’ compensation costs of $11.8 million associated primarily with unfavorable development of prior year claims. Our analysis of this process is ongoing and we believe an increased focus on our related safety programs and claims administration will appropriately address the adverse trend. Purchased transportation costs, primarily rail, have trended higher in 2006 and are discussed in more detail below. Operating income was favorably impacted by $6.1 million due to a change in depreciation lives and salvage values for our revenue equipment. As part of our company wide synergy efforts we have centralized the management of revenue equipment with the objective of optimizing the fleet size and maintenance expense. As a result we expect to improve overall utilization across the enterprise. A benefit of the centralized management is uniform and extended lives for the same types of equipment and more movement of equipment among the various operating companies. Operating expenses as a percentage of revenue increased in the third quarter of 2006 by 0.6 percentage points compared to the third quarter of 2005, resulting in an operating ratio of 92.4%. Operating ratio refers to a common industry measurement calculated by dividing a company’s operating expenses by its operating revenue.

Adjustments to operating income represent charges that management excludes when evaluating segment performance to better understand the results of our core operations. In making these adjustments, management excludes the impact of gains and losses from the disposal of property and equipment as they reflect charges not related to the segment’s primary business. For the three months ended September 30, 2006 and 2005, total adjustments to operating income were $0.3 million and $(0.4) million, respectively.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Yellow Transportation revenue increased $90.3 million or 3.6% in the nine months ended September 30, 2006 versus the year ago period. LTL revenue per hundred weight, which includes increased fuel surcharge revenue, increased during the nine months ended September 30, 2006 by 3.7% compared to the nine months ended September 30, 2005. In the nine months ended September 30, 2006, Yellow Transportation LTL shipments per day declined 2.6% while LTL weight per shipment increased 2.4% and LTL tonnage per day decreased 0.2%. Exact Express® revenue increased $38.0 million or 24.2% in the nine months ended September 30, 2006 versus the nine months ended September 30, 2005.

Operating income for Yellow Transportation decreased $24.2 million or 12.7% in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Increases in overall revenue of $90.3 million, including a favorable impact related to fuel surcharge revenue, as well as cost controls of $3.4 million and decreased depreciation expense of $6.1 million, due to the change in lives and salvage values, were offset by higher purchased transportation costs of $22.6 million, higher wages of $19.5 million due primarily to contractual labor increases, higher operating expenses and supplies (mainly fuel) of $43.1 million and higher workers’ compensation expense of $19.3 million due primarily to unfavorable development of prior year claims. A portion of the purchased transportation increase is due to the railroad providers discontinuing their business practice of providing Yellow Transportation with rail-owned trailers for intermodal movement. This change led to leasing and purchasing additional trailers, making arrangements to get trailers repositioned, and declining productivity. Yellow Transportation also incurred $3.5 million of costs associated with hosting an industry conference in January 2006 and $2.2 million related to a second quarter 2006 realignment of operations. With the cost increases, operating expenses as a percentage of revenue increased for the first nine months of 2006 by 1.2 percentage points compared to the first nine months of 2005, resulting in a year-to-date 2006 operating ratio of 93.7%.

For the nine months ended September 30, 2006 total adjustments to operating income were $2.0 million representing $2.2 million of severance costs associated with a significant realignment in operations and a related reduction in workforce in the second quarter 2006 offset by ($0.2) million of year to date gains from the disposal of property and equipment. For the nine months ended September 30, 2005 total adjustments to operating income were ($2.9) million representing gains from the disposal of property and equipment.

Roadway Results

Roadway represented approximately 35% and 34% of our consolidated revenue in the third quarter of 2006 and 2005, respectively, and 34% and 39% in the nine months ended September 30, 2006 and 2005, respectively. The table below provides summary financial information for Roadway for the three and nine months ended September 30:

	Three months				Nine months
(in millions)	2006	2005	Percent Change		2006	2005	Percent Change
Operating revenue	$900.2	$858.4	4.9%		$2,582.3	$2,456.0	5.1%
Operating income	59.5	58.2	2.0%		155.0	146.5	5.8%
Adjustments to operating income(a)	1.7	1.9	n/m		1.6	2.4	n/m (c)
Adjusted operating income(b)	61.2	60.1	1.8%		156.6	148.9	5.2%
Operating ratio	93.4%	93.2%	(0.2	)pp (d)	94.0%	94.0%	—
Adjusted operating ratio	93.2%	93.0%	(0.2	)pp	93.9%	93.9%	—

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations.
(b)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles
(c)	Not meaningful.
(d)	Percentage points.

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Roadway reported revenue of $900.2 million in the third quarter of 2006 compared to $858.4 million in the same quarter of 2005, an increase of $41.8 million or 4.9%. The revenue increase resulted from higher yield including the impact of higher fuel surcharge revenue. LTL revenue per hundred weight increased 4.1% while LTL tonnage per day was up 2.0% in the 2006 quarter. The third quarter of 2006 also included one less work day than the third quarter of 2005. Roadway has a fuel surcharge program that is substantially similar to that of Yellow Transportation.

Roadway reported operating income of $59.5 million for the third quarter, an improvement of 2.0%, or $1.3 million over the third quarter of 2005. Increases in yield, including fuel surcharge revenue, and operating expense reductions due to stricter controls of $8.8 million, were partially offset by higher purchased transportation costs of $13.2 million, higher operating expenses and supplies (mainly fuel) of $11.6 million, higher wages of $9.6 million due primarily to the contractual labor increase, and higher workers’ compensation costs of $10.3 million associated primarily with unfavorable development of prior year claims. Purchased transportation costs, primarily rail, have continued to be higher in 2006 and are discussed in more detail below. The impact of the change in depreciation lives and salvage value previously discussed was favorable by $3.4 million during the third quarter of 2006. Roadway reported a third quarter operating ratio of 93.4%, a 0.2 percentage point decline over the third quarter of 2005.

For the three months ended September 30, 2006 and 2005, total adjustments to operating income were $1.7 million and $1.9 million, respectively, related to losses from the disposal of property and equipment.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Roadway reported revenue of $2,582.3 million in the nine months ended September 30, 2006 compared to $2,456.0 million in the comparable period in 2005, an increase of 5.1%. The increase resulted from an increase in overall tonnage as well as higher fuel surcharge revenue. LTL revenue per hundred weight was up 4.4% while LTL tonnage per day grew by 0.9% compared to the same period in 2005. The nine months ended September 30, 2006 had one fewer business day compared to the same period in 2005.

For the nine months ended September 30, 2006, Roadway reported operating income of $155.0 million, an improvement of 5.8%, or $8.5 million over the comparable year ago period. Increases in overall revenue of $126.3 million, including the impact of fuel surcharge revenue, as well as cost controls of $11.9 million and reduced depreciation expense of $3.4 million contributed to the overall results but were partially offset by higher operating expenses and supplies (mainly fuel) of $45.9 million, higher purchased transportation costs of $31.6 million, increases in wages of $24.7 million due primarily to the contractual labor increase, workers’ compensation expense increase of $12.6 million due primarily to unfavorable development of prior year claims, and higher costs of approximately $8.4 million associated with the implementation of a major change of operations. This change of operations was designed to enhance the service provided to customers by improving the speed and reliability of the network. Purchased transportation costs were higher due in part to higher fuel costs and costs associated with repositioning empty rail trailers as mentioned in the Yellow Transportation discussion. The costs associated with repositioning empty rail trailers will continue to increase as rail providers continue to phase out the availability of rail controlled trailers. Roadway also incurred $2.2 million of severance costs during the second quarter of 2006. Roadway reported an operating ratio of 94.0% which is the same as the comparable period in 2005.

For the nine months ended September 30, 2006 total adjustments to operating income were $1.6 million representing $2.2 million of severance costs associated with a significant realignment in operations and a related reduction in workforce in the second quarter offset by ($0.6) million of year to date gains from the disposal of property and equipment. For the nine months ended September 30, 2005 total adjustments to operating income were $2.4 million representing losses from the disposal of property and equipment.

Regional Transportation Results

Regional Transportation represented approximately 24% of our consolidated revenue in the third quarter of 2006 and 2005, and 25% and 16% in the nine months ended September 30, 2006 and 2005, respectively. This segment includes the results of New Penn and, effective May 24, 2005, the results of the LTL and truckload (“TL”) operating companies of USF. The 2006 results do not include the results of USF Red Star and USF Dugan, both shut down entities, that are now included in the corporate segment. The table below provides summary financial information for Regional Transportation for the three and nine months ended September 30:

	Three months			Nine months
(in millions)	2006	2005	Percent Change	2006	2005	Percent Change
Operating revenue	$624.7	$606.6	3.0%	$1,870.9	$986.5	89.7%
Operating income	48.1	27.8	73.1%	123.0	55.7	121.1%
Adjustments to operating income(b)	0.1	5.0	n/m	(0.1)	5.4	n/m (a)
Adjusted operating income (c)	48.2	32.8	46.6%	122.9	61.1	101.1%
Operating ratio	92.3%	95.4%	3.1pp	93.4%	94.4%	1.0pp (d)
Adjusted operating ratio	92.3%	94.6%	2.3pp	93.4%	93.8%	0.4pp

(a)	Not meaningful.
(b)	Represents charges that management excludes when evaluating segment performance to better understand our core operations.
(c)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.
(d)	Percentage points.

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Regional Transportation reported revenue of $624.7 million for the quarter ended September 30, 2006, as compared to $606.6 million for the quarter ended September 30, 2005. The increase resulted from higher fuel surcharge revenue, partially offset by lower volume growth on a per-day basis. LTL revenue per hundred weight increased 5.3% while LTL tonnage per day declined 1.8%. Regional Transportation companies have fuel surcharge programs that are substantially similar to those of our other operating companies.

Regional Transportation reported operating income of $48.1 million for the third quarter, an increase of 73.1%, or $20.3 million over the third quarter of 2005. The increased operating income was due in part to increased yield including fuel surcharge revenue. Other contributing factors to the operating income increase included a reduction in purchased transportation of $5.2 million due to reduced level of lower margin inter-regional volumes and improved expense controls increasing operating income by $4.2 million. Additionally, the 2005 quarter includes an operating loss of $4.3 million related to USF Dugan with no comparative amount in 2006. Offsetting these items were higher operating expenses and supplies expense (mainly fuel) of $18.1 million and higher salary and benefit expenses of $2.7 million, due primarily to higher wage rates. The impact of the depreciation lives and salvage value changes previously discussed was favorable by $2.8 million during the third quarter of 2006. Regional Transportation reported a third quarter operating ratio of 92.3%, a 3.1 percentage point improvement over the third quarter of 2005.

For the three months ended September 30, 2006 total adjustments to operating income were $0.1 million representing losses from the disposal of property and equipment. For the three months ended September 30, 2005 total adjustments to operating income were $5.0 million representing $4.2 million of operating loss related to the shut down of USF Dugan and $0.8 million related to acquisition costs.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

In the nine months ended September 30, 2005, Regional Transportation results reflected New Penn for the entire period and USF after May 24, 2005.

Regional Transportation reported revenue of $1,870.9 million for the nine months ended September 30, 2006, as compared to $986.5 million for the nine months ended September 30, 2005. The increased revenue, including higher fuel surcharge revenue, is primarily attributed to the USF acquisition.

Regional Transportation reported operating income of $123.0 million for the nine months ended September 30, 2006, and $55.7 million for the nine months ended September 30, 2005, which included an operating loss of $6.9 million related to USF Dugan and $1.2 million of acquisition charges. Operating income met management’s expectations for the 2006 nine month period due to strong yield improvement including fuel surcharge revenue, productivity improvements, synergy efforts and cost control. Regional Transportation reported an operating ratio of 93.4% for the nine months ending September 30, 2006, a 1.0 percentage point improvement over the comparable period of 2005.

For the nine months ended September 30, 2006 total adjustments to operating income were ($0.1) million representing gains from the disposal of property and equipment. For the nine months ended September 30, 2005 total adjustments to operating income were $5.4 million representing $4.2 million of operating loss related to the shut down of USF Dugan and $1.2 million related to acquisition costs.

Meridian IQ Results

Meridian IQ represented approximately 6% of our consolidated revenue in the third quarter of 2006 and 2005, and 6% and 5% in the nine months ended September 30, 2006 and 2005, respectively. This segment includes the results of Meridian IQ and, effective May 24, 2005, the results of the USF Logistics group of entities. The table below provides summary financial information for Meridian IQ for the three and nine months ended September 30:

	Three months				Nine months
(in millions)	2006	2005	Percent Change		2006	2005	Percent Change
Operating revenue	$153.7	$141.9	8.2%		$447.2	$294.0	52.1%
Operating income	0.8	6.3	(86.5)%		6.0	10.9	(44.5)%
Adjustments to operating income(b)	5.5	—	n/m		7.0	—	n/m	(a)
Adjusted operating income (c)	6.3	6.3	—%		13.0	10.9	19.4%
Operating ratio	99.4%	95.6%	(3.8	)pp	98.6%	96.3%	(2.3	)pp (d)
Adjusted operating ratio	95.9%	95.6%	(0.3	)pp	97.1%	96.3%	(0.8	)pp

(a)	Not meaningful.
(b)	Represents charges that management excludes when evaluating segment performance to better understand our core operations.
(c)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.
(d)	Percentage points.

Three months ended September 30, 2006 compared to three months ended September 30, 2005

In the third quarter of 2006, Meridian IQ revenue increased by $11.8 million or 8.2% from the third quarter of 2005. The increase in revenue was driven primarily by growth in the Flow Through and Dedicated Fleet business lines of $10.7 million as Meridian IQ secured new customers and further penetrated existing customers during the period. These business lines include solutions that deliver advance technology, effective facility layouts and efficient operations that maximize product flow, improving cycle-time and cost effectiveness. Operating income decreased from $6.3 million in the third quarter of 2005 to $0.8 million in the third quarter of 2006. The operating results are reflective of improved performance in the Flow Through and Dedicated Fleet business lines of $3.3 million offset by $5.5 million in unusual charges for the quarter. The unusual charges included a $2.8 million loss on sale of Meridian IQ’s China (excluding Hong Kong) freight forwarding operations and $2.3 million of reorganization charges reflective of the decision to move substantially all of Meridian IQ’s operations in Greenwood, Indiana to Overland Park, Kansas.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Meridian IQ revenue increased by $153.2 million or 52.1% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. A significant portion of this increase in revenue is related to the USF acquisition. In addition to the acquisition growth, the Asia, Global North America and Contract Logistics business lines all experienced significant organic growth (approximately $10 million each). Operating income decreased from $10.9 million for the nine months ended September 30, 2005 to $6.0 million for the nine months ended September 30, 2006. Operating improvement in the Dedicated Fleet business line of $5.4 million was offset by the $5.5 million of unusual charges discussed above, as well as $1.5 million in severance costs related to a reduction in workforce incurred in the second quarter.

In March 2005, Meridian IQ exercised and closed its option to purchase GPS Logistics Group Ltd., the Asian freight forwarding operations of GPS Logistics, LLC, and, in turn, made a payment of $5.7 million ($3.2 million net of cash acquired). Under the terms of the original purchase agreement, this payment was subject to subsequent upward and downward adjustments based on the financial performance of the Asia business through March 2007. Additional earn-out payments could have been required based on the financial performance of the Asia business during the period March 2007 to March 2009. In January 2006, Meridian IQ paid an additional $11.1 million and issued a promissory note in the amount of $10.8 million representing a buyout of these earn-out arrangements and potential purchase price adjustments.

In May 2006, Meridian IQ paid an additional $2.5 million to the former owners of GPS Logistics (EU) Limited, which represented an earn-out payment related to the February 2004 acquisition of this UK based freight forwarding business. Additionally, during the three months ended June 30, 2006, Meridian IQ acquired a company in Chile and formed a company in Colombia, in each case to support contractual customer activities.

In September 2006, Meridian IQ sold its China freight forwarding operations (excluding Hong Kong) into the joint venture that it maintains with JHJ International Transportation Co., Ltd., (“JHJ”). This freight forwarding operation was acquired by Meridian IQ as part of the acquisition of GPS Logistics in 2005. Later in 2005 Meridian IQ acquired a 50% stake in the freight forwarding operations of JHJ, which is one of the largest freight forwarders in China. The two organizations have overlapping capabilities in multiple locations in China, and therefore a decision was made to combine the operations to increase operational focus. As a part of this sale, Meridian IQ incurred a $2.8 million loss during the third quarter.

Consolidated Results

Our consolidated results for the three and nine months ended September 30, 2006 and 2005 include the results of each of the operating segments previously discussed. The results of the USF companies have been included since May 24, 2005, the acquisition date.

The table below provides summary consolidated financial information for the three and nine months ended September 30:

	Three months			Nine months
(in millions)	2006	2005	Percent Change	2006	2005	Percent Change
Operating revenue	$2,571.1	$2,491.7	3.2%	$7,511.0	$6,258.5	20.0%
Operating income	177.6	156.8	13.3%	437.7	382.6	14.4%
Nonoperating expenses, net	22.3	19.0	17.4%	64.6	41.3	56.4%
Net income	$95.8	$85.3	12.3%	$230.2	$211.3	8.9%

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Revenue during the three months ended September 30, 2006 increased 3.2% over the comparable year ago period. This revenue growth was attributed to increased yield, including fuel surcharge revenue and moderate organic growth.

Operating income increased 13.3% during the three months ended September 30, 2006 versus 2005 and was benefited from fuel surcharge revenue, cost control programs and $12.3 million related to the change in depreciation lives and salvage values. This change was made as a part of bringing consistency among our operating companies and better reflects our usage patterns of the related equipment. Items that adversely impacted operating income during the third quarter of 2006 included an increase to workers’ compensation expense of $22.1 million primarily related to unfavorable development of prior year claims among certain operating companies. Additionally, we experienced increased wages of $13.1 million due primarily to contractual increases, higher purchased transportation of $21.1 million as a result of the change in rail-provided trailers as previously discussed and increased fuel cost, included in ‘operating expenses and supplies’ in our consolidated income statement, of $21.6 million.

Specifically within the corporate and other segment, reduced 2006 corporate expenses also contributed to the improved operating income via a $4.1 million year-over-year reduction to long-term incentive compensation based primarily on relative performance targets.

Nonoperating expenses, primarily interest expense, increased as a result of our higher debt level and higher interest rates on variable debt in 2006 as compared to 2005.

Our effective tax rate for the third quarter of 2006 was 38.3% compared to 38.1% in the third quarter of 2005.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Consolidated operating revenue increased by $1,252.5 million during the nine months ended September 30, 2006 as compared to the year ago period, which is reflective of the 2005 USF acquisition and increased revenue at all of our business segments including higher fuel surcharge revenue.

Consolidated operating income increased by $55.1 million or 14.4% during the nine months ended September 30, 2006 as compared to the year ago period. The increase in consolidated operating income was a result of the 2005 USF acquisition, yield growth including increased fuel surcharge revenue and $12.3 million related to the change in depreciation lives and salvage values offset by workers’ compensation expense increase of $31.9 million due primarily to unfavorable development of prior year claims, $54.2 million of higher purchased transportation costs and $44.2 million of higher wages due primarily to contractual increases. Consolidated expenses also included approximately $4.0 million of costs (of which Yellow Transportation recognized $3.5 million) associated with hosting an industry conference in January 2006.

Our corporate and other segment incurred a smaller loss in the first nine months of 2006 compared to the first nine months of 2005. The $8.3 million reduction relates to a $3.9 million reduction to our long-term incentive plan and cost control efforts. The segment also recognized $1.6 million of severance costs in the second quarter of 2006. Corporate expenses in 2005 included $4.0 million of executive severance.

Nonoperating expenses, primarily interest expense, increased in the nine months ended September 30, 2006 versus the year ago period as a result of increased debt levels due to the USF acquisition in turn increasing interest expense by $23.9 million as compared to 2005.

Our effective tax rate for the nine months ended September 30, 2006 was 38.3% compared to 38.1% for the nine months ended September 30, 2005. We expect our rate to remain at 38.3% for the remainder of 2006. Variations in the rate could result from our income allocation among subsidiaries and their relative state tax rates, in addition to tax planning strategies that may be implemented throughout the year.

Financial Condition

Liquidity

Our liquidity needs arise primarily from capital investment in new equipment, land and structures, and information technology, as well as funding working capital requirements and acquisitions. To provide short-term and longer-term liquidity, we maintain capacity under a $850 million unsecured credit agreement and a $650 million asset backed securitization (“ABS”) agreement involving Yellow Transportation, Roadway, USF Holland and USF Reddaway accounts receivable. The termination date of the ABS facility is May 18, 2007, at which time we expect to renew or replace the facility on an annual basis. We believe these facilities provide adequate capacity to fund our current working capital and capital expenditure requirements.

The following table provides details of the outstanding components and available unused capacity under the current bank credit agreement and ABS agreement at each period end:

(in millions)	September 30, 2006	December 31, 2005
Capacity:
Revolving loan	$850.0	$850.0
ABS facility	650.0	650.0

Total capacity	1,500.0	1,500.0

Amounts outstanding:
Revolving loan	(1.3)	(45.0)
Letters of credit	(514.5)	(459.3)
ABS facility	(425.0)	(375.0)
ABS usage for captive insurance company (see below)	(10.0)	—

Total outstanding	(950.8)	(879.3)

Available unused capacity	$549.2	$620.7

YRC Assurance Co. LTD (“YRC Assurance”) is the Company’s captive insurance company domiciled in Bermuda and a wholly owned and consolidated subsidiary of YRC Worldwide. YRC Assurance provides insurance services to certain wholly owned subsidiaries of YRC Worldwide. As a part of the structure of YRC Assurance, certain qualifying investments are periodically made by YRC Assurance as defined by Bermuda regulations. These investments can include taking an ownership position in certain receivables that secure our ABS facility. As a result, as shown above, our capacity under the ABS facility is reduced by YRC Assurance’s investment in receivables of $10.0 million at September 30, 2006.

Contingent Convertible Notes

The balance sheet classification of our contingently convertible notes between short-term and long-term is dependent upon certain conversion triggers, as defined. At September 30, 2006 and December 31, 2005, the conversion triggers had not been met. Accordingly, based on the stated maturity date, this obligation has been classified as a long-term liability on the accompanying balance sheets.

Stock Repurchase Program

In April 2006, our Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $100 million of its common stock. Through September 30, 2006, the Company has purchased 521,100 shares under this program at a weighted-average cost of $38.34 per share for a total cost of $20 million. The Company plans to continue making open-market purchases of its stock on an opportunistic basis.

Cash Flow Measurements

We use free cash flow as a measurement to determine the cash flow available to fund strategic capital allocation alternatives. Free cash flow indicates cash available to fund additional capital expenditures, to reduce outstanding debt (including current maturities) or to invest in our growth strategies. This measurement is used for internal management purposes and should not be construed as a better measurement than net cash from operating activities as defined by generally accepted accounting principles. The following table illustrates our calculation for determining free cash flow for the nine months ended September 30:

(in millions)	2006	2005
Net cash from operating activities	$299.1	$256.3
Net property and equipment additions	(284.7)	(213.3)
Proceeds from exercise of stock options	4.3	4.3

Free cash flow	$18.7	$47.3

Net cash provided by operating activities increased $42.8 million from the nine months ended September 30, 2005 versus the nine months ended September 30, 2006. Pre-tax operating income adjusted for non-cash items such as depreciation, amortization and gains/losses on dispositions increased $89.8 million during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This earnings-based increase was offset by increases in pension contributions of $22.2 million, interest payments of $14.6 million, income tax payments of $18.5 million and USF Red Star MEPPA payments of $6.2 million.

In the first nine months of 2006, net property and equipment additions increased by $71.4 million compared to the first nine months of 2005. Gross property and equipment additions for the first nine months of 2006 were $319.7 million versus $231.6 million for the first nine months of 2005 with the increase partially related to the USF companies as well as our overall commitment to continue to invest in our operating companies and in turn reduce the overall age of our fleet.

Other than property and equipment activity discussed above, cash used in investing activities in the first nine months of 2006 also includes the additional payments of $11.1 million to the seller of GPS Asia and $2.5 million to GPS Logistics (EU) Limited, both under contractual earn-out obligations. The amounts reported for the first nine months of 2005 reflect our acquisition of the USF companies and our investment in the JHJ joint venture.

Net cash used in financing activities was $9.4 million for the nine months ended September 30, 2006 versus cash provided of $706.0 million in the nine months ended September 30, 2005. The 2006 activity is the result of $20.0 million of treasury stock repurchases partially offset by debt proceeds and stock option proceeds. The 2005 activity reflects the borrowings related to the acquisition of the USF companies.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of September 30, 2006. Most of these obligations and commitments have been discussed in detail either in the preceding paragraphs or the notes to the financial statements. The tables do not include expected pension funding; however, at December 31, 2005 our defined benefit plans had an unfunded amount of $396.2 million.

Contractual Cash Obligations

		Payments Due By Period			Total
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years
Balance sheet obligations:
ABS borrowings	$425.0	$—	$—	$—	$425.0
Long-term debt including interest	66.1	588.6	205.4	613.3	1,473.4
USF Red Star MEPPA obligation including interest	13.6	15.5	7.8	40.3	77.2

Off balance sheet obligations:
Operating leases	67.3	171.9	50.7	27.8	317.7	(a)
Capital expenditures	67.1	—	—	—	67.1

Total contractual obligations	$639.1	$776.0	$263.9	$681.4	$2,360.4

(a)	The net present value of operating leases, using a discount rate of 10 percent, was $287.2 million at September 30, 2006.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period				Total
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years
Available line of credit	$33.5	$—	$515.7	$—	$549.2
Letters of credit	514.5	—	—	—	514.5
Lease guarantees	0.8	1.3	—	—	2.1
Surety bonds	101.3	0.6	—	—	101.9

Total commercial commitments	$650.1	$1.9	$515.7	$—	$1,167.7

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, foreign exchange rates and fuel prices.

Risk from Interest Rates

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we historically utilized both fixed rate and variable rate financial instruments with varying maturities. At September 30, 2006, we had approximately 61% of our outstanding debt at fixed rates. If interest rates for our variable rate long-term debt had averaged 10% more during the period, our interest expense would have increased, and income before taxes would have decreased by $0.8 million and $2.4 million for the three and nine months ended September 30, 2006.

The table below provides information regarding our interest rate risk related to fixed-rate debt as of September 30, 2006. Principal cash flows are stated in millions and weighted average interest rates are by contractual maturity. The fair values of our Roadway senior notes, USF senior notes and contingent convertible senior notes have been calculated based on the quoted market prices at September 30, 2006. The market price for the contingent convertible senior notes reflects the combination of debt and equity components of the convertible instrument.

(in millions)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$227.5	$101.0	$156.0	$400.0	$884.5	$1,012.9
Average interest rate	—	—	8.22%	6.5%	8.41%	4.39%

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

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

YRC WORLDWIDE INC.
Registrant

Date: November 9, 2006	/s/ William D. Zollars
William D. Zollars
Chairman of the Board of
Directors, President & Chief
Executive Officer

Date: November 9, 2006	/s/ Donald G. Barger, Jr.
Donald G. Barger, Jr.
Senior Vice President & Chief Financial Officer