Form 10-K
period 2006-12-31
YRC WORLDWIDE INC
filed 2007-03-01
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2006

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

Common Stock, $1 Par Value Per Share

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

NONE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at June 30, 2006 was $2,420,908,490.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2007
Common Stock, $1 Par Value Per Share	57,209,694 shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Form 10-K:

1) Proxy Statement related to the 2007 Annual Meeting of Shareholders - Part III

YRC Worldwide Inc.

Form 10-K

Year Ended December 31, 2006

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

General Description of the Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. The Company adopted the name YRC Worldwide in January 2006 to reflect the fact that its services have expanded to encompass logistics as well as global, national and regional transportation. The YRC Worldwide portfolio of brands provides a comprehensive suite of services for the shipment of industrial, commercial and retail goods domestically and internationally. The brands operate independently in the marketplace, providing customers with a differentiated choice of services and providers. It is our strategy to allow each individual brand to develop its own franchise. We believe that this strategy can result in a greater share of market than we might create under a one brand approach. Additionally, we believe open competition in the marketplace strengthens our individual franchises to a greater extent than restricting the brands from such competition. Our operating subsidiaries, which are also our reportable segments, include the following:

•

Yellow Transportation, Inc. (“Yellow Transportation”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. Approximately 44% of Yellow Transportation shipments are completed in two days or less. In addition to the United States, Yellow Transportation also serves parts of Canada, Mexico and Puerto Rico.

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

•

YRC Regional Transportation, Inc. (“Regional Transportation”) is a holding company for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of New Penn Motor Express, Inc. (“New Penn”), USF Holland Inc. and USF Reddaway Inc., which provide regional, next-day ground services through a network of facilities located across the United States (“U.S.”); Quebec, Canada; Mexico and Puerto Rico. USF Glen Moore Inc., a provider of truckload services throughout the U.S., is also a subsidiary of Regional Transportation. Approximately 90% of Regional Transportation LTL shipments are completed in two days or less. In 2006, Regional Transportation also included USF Bestway Inc. In February 2007, we consolidated the majority of USF Bestway’s operations into USF Reddaway.

•

Meridian IQ, Inc. (“Meridian IQ”) is a global logistics management company that plans and coordinates the movement of goods worldwide to provide customers a single source for logistics management solutions. Meridian IQ delivers a wide range of global logistics management services, with the ability to provide customers improved return-on-investment results through flexible, fast and easy-to-implement logistics services and technology management solutions.

In January 2007, we announced organizational changes that bring the management of Yellow Transportation and Roadway under one organization established as YRC National Transportation. Accordingly, beginning in 2007 we will combine these previously separate segments into one.

For revenue and other information regarding these segments, see the Business Segments note under “Item 8, Financial Statements and Supplementary Data”.

Incorporated in Delaware in 1983 and headquartered in Overland Park, Kansas, we employed approximately 66,000 people as of December 31, 2006. The mailing address of our headquarters is 10990 Roe Avenue, Overland Park, Kansas 66211, and our telephone number is (913) 696-6100. Our website is www.yrcw.com. Through the “SEC Filings” link on our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All of these filings may be viewed or printed from our website free of charge.

Narrative Description of the Business

Operating Units

Yellow Transportation

Yellow Transportation offers a full range of services for the movement of industrial, commercial, and retail goods and provides transportation services by moving shipments through its regional, national and international networks of service centers, utilizing primarily ground transportation equipment that we own or lease. The Yellow Transportation mission is to be the leading provider of guaranteed, time-definite, defect-free, hassle-free transportation services for business customers worldwide. Yellow Transportation addresses the increasingly complex transportation needs of its customers through service offerings such as:

•	Exact Express® – a premium expedited and time-definite ground service with an industry-leading 100% satisfaction guarantee;

•	Definite Delivery® – a guaranteed on-time service with constant shipment monitoring and proactive notification;

•	Standard Ground™ – a ground service with complete coverage of North America;

•	Expedited Direct™ – an expedited air forwarding solution for one, two and three-day shipments;

•	MyYellow®.com – a leading edge e-commerce web site offering secure and customized online resources to manage transportation activity.

Yellow Transportation provides transportation services for various categories of goods, which may include (among others) apparel, appliances, automotive parts, chemicals, food, furniture, glass, machinery, metal, metal products, non-bulk petroleum products, rubber, textiles, wood and other manufactured products or components. Yellow Transportation provides both less-than-truckload (“LTL”) and truckload service. Most of Yellow Transportation’s deliveries are LTL service; however, Yellow Transportation also offers truckload services to complement the LTL services, usually to fill back hauls and maximize equipment utilization. Back haul is the process of moving trailers (often empty or partially full) back to their destination after a delivery.

Yellow Transportation, founded in 1924, serves more than 300,000 manufacturing, wholesale, retail and government customers throughout North America. Operating from 330 strategically located facilities with 13,414 doors, Yellow Transportation provides service throughout North America, including within Puerto Rico and Hawaii. The Yellow Transportation affiliates, YRC Services, S. de R.L. de C.V. and Yellow Transportation of Ontario, Inc. and Yellow Transportation of British Columbia, Inc., provide services in Mexico and Canada, respectively. Yellow Transportation’s shipments have an average shipment size of 1,200 pounds and travel an average distance of roughly 1,200 miles.

As of December 31, 2006, approximately 22,000 Yellow Transportation employees are dedicated to operating its system, which supports 280,000 shipments in transit at any time. An operations research and engineering team is responsible for the equipment, routing, sequencing and timing of nearly 64 million miles per month. At December 31, 2006, Yellow Transportation had 7,967 owned tractors, 648 leased tractors, 32,982 owned trailers and 769 leased trailers.

Based in Overland Park, Kansas, Yellow Transportation accounted for 35% of our total operating revenue in 2006, 39% of our total operating revenue in 2005 and 47% of our total operating revenue in 2004.

Roadway

Founded in 1930, Roadway serves more than 300,000 manufacturing, wholesale, retail and government customers throughout North America through its extensive network of 336 service centers with 13,480 doors located throughout North America. Roadway offers long-haul, interregional and regional LTL transportation services on two-day and longer lanes and is a leading transporter of industrial, commercial and retail goods with a variety of innovative services designed to meet customer needs. Roadway provides seamless, general commodity freight service among all 50 states, Canada, Mexico and Puerto Rico, and offers import and export services to more than 100 additional countries worldwide through offshore agents. Reimer Express Lines, a subsidiary of Roadway, provides service in Canada, and the Roadway affiliate, YRC Services, S. de R.L. de C.V, provides services in Mexico. Roadway’s shipments have an average shipment size of 1,200 pounds and travel an average distance of roughly 1,200 miles.

Roadway provides transportation services for similar categories of goods as those that Yellow Transportation delivers. Roadway primarily offers LTL service yet also offers truckload services to complement its LTL service, usually to fill back hauls and maximize equipment utilization. In addition, Roadway provides higher margin specialized services, including guaranteed expedited services, time-specific delivery, North American international services, coast-to-coast air delivery, sealed trailers, product returns, cold-sensitive protection and government material shipments. The Roadway suite of time-based services provides customers the flexibility to choose next day and beyond service on the ground or in the air at any hour, day or night, anywhere across North America with extreme reliability. These service offerings include:

•

Time-Critical™ Service – a premium expedited and time-definite service via ground or air anywhere in North America with a 100% on-time guarantee, delivery windows as precise as one hour, and options to charter partial or entire aircraft.

•

Time-Critical™ Multi-Day Window Service – a service option providing customers the ability to select any size multiple day delivery window and is guaranteed not to deliver early or late. Multi-Day Window service is ideal for vendors shipping to retailers trying to avoid costly charge-backs when faced with strict window delivery requirements.

•	Time-Advantage™ Service – Roadway’s newest expedited service option providing customers the ability to pick the speed to match their need on the ground or in the air anywhere throughout North America.

•

Sealed Divider™ – a patented, dedicated service providing extra protection and verifiable security in transit through a numbered rod-lock seal system with customers paying only for the space used on the trailer.

•	My.Roadway.com – a secure e-commerce web site offering online resources for shipment visibility and management in real time.

Roadway employed approximately 22,000 employees as of December 31, 2006. At that date, it owned 6,807 tractors and 27,268 trailers and leased 2,064 tractors and 3,183 trailers. Headquartered in Akron, Ohio, Roadway accounted for 34% of our total operating revenue in 2006, 38% of our total operating revenue in 2005 and 46% of our total operating revenue in 2004.

Reimer Express Lines

Founded in 1952, Reimer, a wholly owned subsidiary of Roadway, offers Canadian shippers a selection of direct connections within Canada, throughout North America and around the world. Its network and information systems are completely integrated with those of Roadway. Integration with Roadway enables Reimer to provide seamless cross-border services between Canada, Mexico and the U.S.

YRC Regional Transportation

Regional Transportation is comprised of New Penn, USF Glen Moore, USF Holland and USF Reddaway. In 2006, Regional Transportation also included USF Bestway Inc. In February 2007, we consolidated the majority of USF Bestway’s operations into USF Reddaway. Together, the Regional Transportation companies deliver services in the next-day, second-day and time-sensitive markets nationwide, which are among the fastest-growing transportation segments. The Regional Transportation service portfolio includes:

•

Regional delivery – including next-day local area delivery and second-day services; consolidation/distribution services; protect-from-freezing and hazardous materials handling; and a variety of other specialized offerings.

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

The Regional Transportation companies are described as follows:

•

New Penn Motor Express, headquartered in Lebanon, Pennsylvania, provides local next-day, day-definite, and time-definite services through a network of 23 service centers with 1,213 doors located in the Northeastern United States; Quebec, Canada; and Puerto Rico. New Penn employs over 2,000 people and owns and operates a fleet of nearly 900 tractors and 1,800 trailers.

•

USF Glen Moore, headquartered in Carlisle, Pennsylvania, provides spot, dedicated and single-source customized truckload services through the use of company and team-based drivers. USF Glen Moore has two primary domiciles located in Carlisle, Pennsylvania, and Knoxville, Tennessee. USF Glen Moore employs over 750 people and owns and operates a fleet of over 800 tractors and 2,700 trailers.

•

USF Holland, headquartered in Holland, Michigan, provides local next-day, regional and expedited services through a network of 74 service centers with 4,542 doors located in the Midwestern, Southeastern and portions of the Northeast United States. They also provide service to the provinces of Ontario and Quebec, Canada. USF Holland employs over 9,500 people and owns and operates a fleet of over 5,000 tractors and 9,000 trailers.

•

USF Reddaway, headquartered in Clackamas, Oregon, provides local next-day, regional and expedited services through a network of 57 service centers with 1,309 doors located in California, the Pacific Northwest, and the Rocky Mountain States. Additionally USF Reddaway provides services to Alaska and to the provinces of Alberta and British Columbia, Canada. USF Reddaway employs over 2,800 people and owns and operates a fleet of over 1,300 tractors and 4,000 trailers.

•

USF Bestway, headquartered in Scottsdale, Arizona, provided next-day, regional and expedited services through a network of 55 service centers with 1,454 doors located in the Southwest and Midwest areas. In February 2007, we consolidated the majority of USF Bestway’s operations into USF Reddaway. USF Bestway employed over 2,200 people and owned and operated a fleet of over 1,000 tractors and 3,400 trailers. Most of these employees now work for USF Reddaway, and most of this equipment is now utilized by USF Reddaway and USF Holland. The new USF Reddaway, headquartered in Clackamas, Oregon, provides local next-day, regional and expedited services through a network of 94 service centers with 2,441 doors throughout the entire Northwest and Southwest United States. Additionally, USF Reddaway provides services to Alaska and to the provinces of Alberta and British Columbia, Canada. USF Reddaway employs over 4,700 people and owns and operates a fleet of over 2,300 tractors and 7,700 trailers.

The Regional Transportation companies serve more than 200,000 manufacturing, wholesale, retail and government customers throughout North America. Regional Transportation’s 17,000 employees are dedicated to supporting the delivery of over 15.6 million shipments annually. In addition to over 371 local, company-based sales executives, Regional Transportation has 20 corporate account managers who provide corporate sales services to the entire group of companies. In 2006, each of our four companies was recognized with the prestigious Quest for Quality award by the readers of Logistics Management magazine.

Headquartered in Fairlawn, Ohio, the Regional Transportation companies accounted for 25% of our total operating revenue in 2006, 18% of the total operating revenue in 2005 and New Penn, prior to the creation of Regional Transportation upon the acquisition of USF in 2005, accounted for 4% of our operating revenue in 2004.

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

Meridian IQ offers the following services:

•	International supply chain services - arranging for the administration, transportation and delivery of goods worldwide;

•	Multi-modal brokerage services - providing companies with daily shipment needs with access to volume capacity and specialized equipment at competitive rates;

•	Domestic forwarding and expedited services - arranging guaranteed, time-definite transportation for companies within North America requiring time-sensitive delivery options and guaranteed reliability;

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

At December 31, 2006, Meridian IQ had more than 2,700 employees, including 2,300 located in North America, 200 located in Asia, 75 located in Latin America, and 130 located in Europe (predominately in the United Kingdom). Based in Overland Park, Kansas, Meridian IQ accounted for 6% of our total operating revenue in 2006, 5% of our total operating revenue in 2005 and 3% of our total operating revenue in 2004.

Shared Services

We have three wholly owned subsidiaries that provide shared support services across the YRC Worldwide enterprise. These are YRC Worldwide Technologies, YRC Worldwide Enterprise Services, and YRC Assurance Co. Ltd (“YRC Assurance”).

YRC Worldwide Technologies is headquartered in Overland Park, Kansas and has approximately 600 employees. YRC Worldwide Technologies and Meridian IQ together provide hosting, infrastructure services and managed transportation business systems development.

YRC Worldwide Enterprise Services, headquartered in Overland Park, Kansas, provides a variety of support services including payroll, cash disbursements and cash receipts through common resources to the consolidated group. This entity employs approximately 1,100 people.

YRC Assurance Co. Ltd., is a captive insurance company domiciled in Bermuda and a wholly owned and consolidated subsidiary of YRC Worldwide Inc. YRC Assurance provides insurance services to certain wholly owned subsidiaries of YRC Worldwide.

In addition, YRC Worldwide provides certain services to its subsidiaries such as legal, risk management, finance and coordination services.

In January 2007, we announced the formation of YRC Enterprise Solutions Group. YRC Enterprise Solutions Group will provide sales and marketing services to our operating subsidiaries for an identified group of large accounts who desire to buy services from more than one of these operating subsidiaries in a coordinated manner.

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

Few U.S.-based transportation companies offer comparable transportation and logistics capabilities. By integrating traditional ground, expedited, air, ocean and managed transportation capabilities, we provide business organizations with a single source answer to shipping challenges globally. Our market studies show a continued preference among customers for transportation logistics providers based on “service value”, which is the relationship between overall quality and price. We believe that we can compete against any transportation and logistics competitor from a value perspective.

Yellow Transportation, Roadway, Regional Transportation, and Meridian IQ operate in a highly competitive environment against a wide range of transportation and logistics service providers. These competitors include global, integrated transportation services providers; global forwarders; national transportation services providers; regional or interregional providers; and small, intraregional transportation companies. The companies of YRC Worldwide also compete against providers within several modes of transportation including: less-than-truckload, truckload, air and ocean cargo, rail, transportation consolidators and privately owned fleets.

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

Shared load or LTL transportation providers consolidate numerous orders generally ranging from 100 to 10,000 pounds from varying businesses into individual service centers within close proximity to where those shipments originated. Utilizing expansive networks of pickup and delivery operations around these local service centers, shipments are moved between origin and destination utilizing distribution centers when necessary, where consolidation and deconsolidation of loads occurs. Depending on the distance shipped, shared load providers (asset and non-asset based) are often classified into one of four sub-groups:

•

Regional - Average distance is typically less than 500 miles with a focus on one- and two-day delivery times. Regional transportation companies can move shipments directly to their respective destination centers, which increases service reliability and avoids costs associated with intermediate handling.

•

Interregional - Average distance is usually between 500 and 1,000 miles with a focus on two- and three-day delivery times. There is a competitive overlap between regional and national providers in this category as each group sees the interregional segment as a growth opportunity, and there are no providers focusing exclusively on this sector.

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

•

Global - providing freight forwarding and final mile delivery services to companies shipping to and from multiple regions around the world. This service can be offered through a combination of owned assets or through a purchased transportation or third-party logistics model.

Competitive cost of entry into the asset-based LTL sector on a small scale, within a limited service area, is relatively small (although more than in other sectors of the transportation industry). The larger the service area, the greater the barriers to entry, due primarily to the need for additional equipment and facilities associated with broader geographic service coverage. Broader market coverage in the competitive transportation landscape also requires increased technology investment and the ability to capture cost efficiencies from shipment density (scale), making entry on a national basis more difficult.

Yellow Transportation, Roadway, and Meridian IQ (through transportation management services) provide service in all four sub-groups. Regional Transportation competes in the regional, interregional and national transportation marketplace. Each brand competes against a number of providers in these markets from small firms with one or two vehicles, to global competitors with thousands of physical assets.

The competition specifically for Meridian IQ includes all of the same types of providers mentioned previously in addition to transportation management systems providers, domestic and international freight forwarders, freight brokers, warehouse management providers, and third party logistics companies.

Regulation

Yellow Transportation, Roadway, Regional Transportation and other interstate carriers were substantially deregulated following the enactment of the Motor Carrier Act of 1980, the Trucking Industry Regulatory Reform Act of 1994, the Federal Aviation Administration Authorization of 1994 and the ICC Termination Act of 1995. Prices and services are now largely free of regulatory controls, although the states retained the right to require compliance with safety and insurance requirements, and interstate motor carriers remain subject to regulatory controls that agencies within the U.S. Department of Transportation impose.

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

We are also subject to regulations to combat terrorism that the Department of Homeland Security and other agencies impose.

We believe that our operations are in substantial compliance with current laws and regulations.

We further describe our operations in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this report.

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

During 2006, we spent approximately $5.3 million to comply with U.S. federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, “Environmental Regulations”). In 2007, we expect to spend approximately $5.8 million to comply with the Environmental Regulations. Based upon current information, we believe that our compliance with Environmental Regulations will not have a material adverse effect upon our capital expenditures, results of operation and competitive position because we have either made adequate reserves for such compliance expenditures or the cost for such compliance is expected to be small in comparison with our overall net worth.

We estimate that we will incur approximately $1.0 million in capital expenditures for environmental control equipment during 2007. We believe that capital expenditures for environmental control equipment for 2007 will not have a material adverse effect upon our financial condition because the aggregate amount of these expenditures is expected to be immaterial.

The Comprehensive Environmental Response, Compensation and Liability Act (known as the “Superfund Act”) imposes liability for the release of a “hazardous substance” into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under the Superfund Act, a potentially responsible party (“PRP”) may be required to pay more than its proportional share of such environmental remediation. Several of our subsidiaries have been identified as PRPs at various sites discussed below. The U.S. Environmental Protection Agency (the “EPA”) and appropriate state agencies are supervising investigative and cleanup activities at these sites. The EPA has identified Yellow Transportation as a PRP for four locations: Ilada Waste Co., a site at Dupo, IL; Alburn Incinerator, Inc., Chicago, IL; Mercury Refinery, Albany, NY and IWI, Inc., Summit, IL. We estimate that the combined potential costs at these sites will not exceed $0.1 million. With respect to these sites, it appears that Yellow Transportation delivered minimal amounts of waste to these sites, which is de minimis in relation to other respondents. The EPA has identified Roadway as a PRP for five locations: Operating Industries Site, Monterey Park, CA; BEMS Landfill, Mt. Holly, NJ; Double Eagle Site, Oklahoma City, OK; Jones Industrial, South Brunswick, NJ and Berry’s Creek, Carlstadt, NJ. We estimate that combined potential costs at the first four sites will not exceed $0.6 million. The EPA has notified Roadway and 140 other potential parties of their potential responsibility status at the Berry’s Creek site where Roadway owns and operates a service center in the watershed area that discharges into Berry’s Creek. We estimate the Berry’s Creek potential cost to be $0.6 million. The EPA has identified USF Red Star, a non-operating subsidiary, as a PRP at six locations: Champion Chemical, Malboro, NJ; Booth Oil, N. Tonanwanda, NJ; Quanta Resources, Syracuse, NY and three separate landfills in Byron, NJ, Moira, NY and Palmer, MA. We believe the potential combined costs at these sites to be $0.4 million. The EPA has identified New Penn as a PRP for one location, Pennsauken Landfill, Pennsauken, NJ. We believe the potential cost at this site to be immaterial.

While PRPs in Superfund actions have joint and several liabilities for all costs of remediation, it is not possible at this time to quantify our ultimate exposure because the projects are either in the investigative or early remediation stage. Based upon current information, we do not believe that probable or reasonably possible expenditures in connection with the sites described above are likely to have a material adverse effect on our results of operations because:

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

Economic Factors and Seasonality

Our business is subject to a number of general economic factors that may have a materially adverse effect on the results of our operations, many of which are largely out of our control. These include recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers. Economic conditions may adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. We operate in a highly price-sensitive and competitive industry, making pricing, customer service, effective asset utilization and cost control major competitive factors. Yellow Transportation, Roadway, Regional Transportation and Meridian IQ revenues are subject to seasonal variations. Customers tend to reduce shipments after the winter holiday season, and operating expenses as a percent of revenue tend to be higher in the winter months primarily due to colder weather. Generally, the first quarter is the weakest while the third quarter is the strongest. The availability and cost of labor can significantly impact our cost structure and earnings.

Financial Information About Geographic Areas

Our revenue from foreign sources is largely derived from Canada, the United Kingdom, Asia and Mexico. We have certain long-lived assets located in these countries as well. We discuss this information in the “Business Segments” note under “Item 8, Financial Statements and Supplementary Data”, of this report.

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

The transportation industry is affected by business risks and increasing costs that are largely out of our control, any of which could significantly reduce our operating margins and income.

Businesses operating in the transportation industry are affected by risks and costs increases that are largely out of our control, any of which could significantly reduce our operating margins and income. These factors include weather, excess capacity in the transportation industry, interest rates, fuel prices and taxes, fuel surcharge collection, terrorist attacks, license and registration fees, insurance premiums and self-insurance levels, difficulty in recruiting and retaining qualified drivers, the risk of outbreak of epidemical illnesses, the risk of widespread disruption of our technology systems, and increasing equipment and operational costs.

Our results of operations may also be affected by seasonal factors. Because of our self-insurance program, we may be required to accrue or pay additional amounts if the number and severity of claims is greater than originally estimated.

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

Virtually all of our operating subsidiaries have employees who are represented by the International Brotherhood of Teamsters (the “IBT”). These employees represent approximately 70% of our workforce.

Each of Yellow Transportation, Roadway, New Penn and USF Holland employ most of their unionized employees under the terms of a common national master agreement as supplemented by additional regional supplements and local agreements. This current five-year agreement will expire on March 31, 2008. Other unionized employees are employed pursuant to more localized agreements. The IBT represents a number of employees at USF Reddaway under these localized agreements, which have wages, benefit contributions and other terms and conditions that better fit the cost structure and operating models of these business units.

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

The U.S. Departments of Transportation and Homeland Security and various federal, state, local and foreign agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and permits to conduct transportation business. We may also become subject to new or more restrictive regulations imposed by the Departments of Transportation and Homeland Security, the Occupational Safety and Health Administration or other authorities relating to engine exhaust emissions, the hours of service that our drivers may provide in any one time period, security and other matters. Compliance with these regulations could substantially impair equipment productivity and increase our costs.

The Environmental Protection Agency has issued regulations that require progressive reductions in exhaust emissions from diesel engines through 2010. These reductions began with diesel engines manufactured late in 2002. The regulations currently include subsequent reductions in the sulfur content of diesel fuel in 2006 and the introduction of emissions after-treatment devices on newly manufactured engines in 2007. In 2010 further measures will be required by the EPA, most likely involving additional emissions after treatment devices. These devices will be required for new vehicles manufactured 2010 and after. These regulations could result in higher prices for tractors and increased fuel and maintenance costs.

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

The IRS may issue an adverse tax determination concerning a deduction taken by USF (purchased by the Company in May 2005) in connection with its disposition of USF Worldwide.

In 2002, USF Corporation deducted a loss for its worthless investment in the stock of its subsidiary USF Worldwide upon the disposition of that stock for no consideration. IRS has concluded that that deduction should be treated as a capital loss (because IRS questions whether the stock was totally worthless) which would not be fully deductible in 2002 or any other open tax year. We have protested that adjustment and requested an Appeals conference. The additional tax that could result should the loss ultimately be treated as a capital loss is approximately $50 million. USF established a reserve of approximately $19 million prior to our acquisition which has since been adjusted to approximately $18 million. We believe treatment as an ordinary loss is appropriate but have elected to retain the reserve previously established until resolution with the IRS is reached. An acceptable resolution may require litigation. Any tax liability other than $18 million would be an adjustment to the goodwill recorded in the purchase price allocation for the USF acquisition.

We may be obligated to make additional contributions to multi-employer pension plans.

Yellow Transportation, Roadway, New Penn, USF Holland and USF Reddaway contribute to approximately 20 separate multi-employer pension plans for employees that our collective bargaining agreements cover (approximately 70% of total YRC Worldwide employees). The largest of these plans, the Central States Southeast and Southwest Areas Pension Plan (the “Central States Plan”), provides retirement benefits to approximately 41% of our total employees. Our labor agreements with the IBT determine the amounts of these contributions. The pension plans provide defined benefits to retired participants. We recognize as net pension cost the contractually required contribution for the period and recognize as a liability any contributions due and unpaid.

We do not directly manage multi-employer plans. The trusts covering these plans are generally managed by trustees, half of whom the IBT appoints and half of whom various contributing employers appoint.

Under current law regarding multi-employer pension plans, a termination, withdrawal or significant partial withdrawal from any multi-employer plan in an under-funded status would render us liable for a proportionate share of the multi-employer plans’ unfunded vested liabilities. This potential unfunded pension liability also applies to other contributing employers, including our unionized competitors who contribute to multi-employer plans. The plan administrators and trustees do not routinely provide us with current information regarding the amount of each multi-employer pension plan’s funding. However, based on publicly available information, which is often dated, and on the limited information available from plan administrators or plan trustees, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal or termination from all of the multi-employer pension plans to which we contribute would be in a range from $3.0 billion to $4.0 billion on a pre-tax basis. The increase in this estimated range from 2005 reflects a change by the Central States Plan to a more current mortality table in the determination of their unfunded vested benefit liability. Yellow Transportation, Roadway and the applicable subsidiaries of Regional Transportation have no current intention of taking any action that would subject us to withdrawal obligations. If the company did incur withdrawal liabilities, those amounts would generally be payable over periods of up to 20 years.

In 2006, the Pension Protection Act became law and modified both the Internal Revenue Code (as amended, the “Code”) as it applies to multi-employer pension plans and the Employment Retirement Income Security Act of 1974 (as amended, “ERISA”). The Code and ERISA (in each case, as so modified) and related regulations establish minimum funding requirements for multi-employer pension plans. The funding status of these plans is determined by the following factors:

•	the number of participating active and retired employees

•	the number of contributing employers

•	the amount of each employer’s contractual contribution requirements

•	the investment returns of the plans

•	plan administrative costs

•	the number of employees and retirees participating in the plan who no longer have a contributing employer

•	the discount rate used to determine the funding status

•	the actuarial attributes of plan participants (such as age, estimated life and number of years until retirement)

If any of our multi-employer pension plans fails to:

•	meet minimum funding requirements

•	meet a required funding improvement or rehabilitation plan that the Pension Protection Act may require for certain of our underfunded plans

•	obtain from the IRS certain changes to or a waiver of the requirements in how the applicable plan calculates its funding levels or

•	reduce pension benefits to a level where the requirements are met the Pension Protection Act could require us to make additional contributions to the multi-employer pension plan from five to ten percent of the contributions that our collective bargaining agreement requires until the collective bargaining agreement expires.

If we fail to make our required contributions to a multi-employer plan under a funding improvement or rehabilitation plan or if the benchmarks that an applicable funding improvement plan provides are not met by the end of a prescribed period, the IRS could impose an excise tax on us with respect to the plan. These excise taxes are not contributed to the deficient funds, but rather are deposited in the United States general treasury funds.

Depending on the amount involved, a requirement to increase contributions beyond our contractually agreed rate or the imposition of an excise tax on us could have a material adverse impact on the financial results of YRC Worldwide.

The Central States Plan has applied for, and the IRS has granted, an extension on the amortization of its unfunded liabilities through 2014, subject to Central States Plan improving its funding levels during that period and certain other conditions. The company expects these funding levels and conditions could form the basis of a funding improvement or rehabilitation plan. Assuming that the Central States Plan meets these conditions, it is expected to meet the minimum funding requirements, as the IRS has modified them, through at least 2014, as well as a funding improvement plan. Absent the benefit of the amortization extension that the IRS has granted to the Central States Plan, the Company believes that the plan would not meet the minimum funding requirements that the Code and related regulations require and the ability for the Central States Plan trustees to adopt a funding improvement plan acceptable to the IRS would be uncertain.

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

In the aftermath of the terrorist attacks on the United States, federal, state and municipal authorities have implemented and are implementing various security measures, including checkpoints and travel restrictions on large trucks. Although many companies will be adversely affected by any slowdown in the availability of freight transportation, the negative impact could affect our business disproportionately. For example, we offer specialized services that guarantee on-time delivery. If the security measures disrupt or impede the timing of our deliveries, we may fail to meet the needs of our customers, or may incur increased expenses to do so. We cannot assure you that these measures will not significantly increase our costs and reduce our operating margins and income.

Item 1B.	Unresolved Staff Comments

We did not have any unresolved staff comments during the current fiscal year.

Item 2.	Properties

At December 31, 2006, we operated a total of 970 transportation service centers located in 50 states, Puerto Rico, Canada and Mexico. Of this total, 522 were owned and 448 were leased, generally with renewal terms of three years or less. The number of vehicle back-in doors totaled 35,412, of which 28,684 were at owned facilities and 6,728 were at leased facilities. The transportation service centers vary in size ranging from one to three doors at small local facilities, to over 420 doors at the largest consolidation and distribution facility. We own substantially all of the larger facilities which contain the greatest number of doors. In addition, we and our subsidiaries own and occupy general office buildings in Overland Park, Kansas, Akron, Ohio, Lebanon, Pennsylvania; Carlisle, Pennsylvania; Holland, Michigan and Winnipeg, Manitoba. Our owned transportation service centers and office buildings are unencumbered.

Our facilities and equipment are adequate to meet current business requirements in 2007. Refer to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for a more detailed discussion of expectations regarding capital spending in 2007.

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

Common Stock

As of January 31, 2007, approximately 16,500 shareholders of record held YRC Worldwide common stock. Our only class of stock outstanding is common stock, traded through the NASDAQ Stock Market. Trading activity averaged 1,324,000 shares per day during 2006, down from 1,563,000 per day in 2005. The NASDAQ Stock Market quotes prices for our common stock under the symbol “YRCW.” The high and low prices at which YRC Worldwide common stock traded for each calendar quarter in 2006 and 2005 are shown below.

Quarterly Financial Information (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (b)
2006
Operating revenue	$2,374,161	$2,565,779	$2,571,087	$2,407,663
Losses (gains) on property disposals, net	882	(3,226)	2,427	(8,443)
Operating income	87,828	172,281	177,591	107,734
Net income	42,136	92,252	95,785	46,459
Diluted earnings per share	0.71	1.58	1.64	0.80
Common stock:
High	51.54	45.32	44.43	42.49
Low	37.10	36.07	35.27	36.40

2005 (a)
Operating revenue	$1,677,961	$2,088,846	$2,491,650	$2,483,100
Losses (gains) on property disposals, net	(3,234)	1,250	1,638	(5,042)
Operating income	89,989	135,818	156,787	153,716
Net income	49,893	76,105	85,285	76,847
Diluted earnings per share	0.96	1.38	1.42	1.30
Common stock:
High	63.40	60.43	56.17	49.03
Low	51.01	47.89	39.25	40.23

(a)	Includes the results of all YRC Worldwide entities including USF entities from the date of acquisition, May 24, 2005.
(b)	The 2006 amounts reflect lower employee benefits expense of $12 million for a change in a non-union vacation payout practice, lower depreciation expense of $14 million for revised depreciation policies and higher acquisition charges of $13 million related to the USF Red Star multi-employer pension plan withdrawal liability.

Purchases of Equity Securities by the Issuer

We consider several factors in determining when to make share repurchases including, among other things, our cash needs and the market price of the stock. In April 2006, our Board of Directors authorized a $100 million share repurchase program. During September 2006, we purchased and converted to treasury stock 521,100 shares of common stock at a cost of approximately $20 million with an average price paid per share of $38.34.

In September 2005, our Board of Directors authorized a $50 million share repurchase program. During the fourth quarter of 2005, we purchased and converted to treasury stock 1,064,382 shares of common stock at a cost of approximately $50 million.

The following table presents the total number of shares repurchased during fiscal year 2005 by month and the average price paid per share:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share
November 1, 2005, through November 30, 2005	832,917	$47.46
December 1, 2005, through December 31, 2005	231,465	$45.08
Total Fiscal 2005	1,064,382	$46.95

We did not declare any cash dividends on our common stock in 2006 or 2005.

The information required by this item with respect to information regarding our equity compensation plans is included under the caption “Equity Compensation Plan Information” in our Proxy Statement related to the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Common Stock Performance

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return of the Company’s common stock against the cumulative total return of the S&P Composite-500 Stock Index and the Dow Jones Transportation Average Stock Index for the period of five years commencing December 31, 2001 and ending December 31, 2006.

	DJ Trans Index	S&P 500 Index	YRC Worldwide Inc.
Dec-01	100	100	100
	111	100	105
	104	87	129
	83	72	118
Dec-02	90	78	116
	83	75	111
	94	87	107
	105	89	138
Dec-03	118	100	167
	114	102	156
	126	104	184
	128	102	216
Dec-04	151	111	257
	148	109	270
	139	110	234
	150	114	191
Dec-05	168	117	206
	184	121	176
	199	120	194
	180	127	171
Dec-06	185	135	174

Item 6.	Selected Financial Data

(in thousands except per share data)	2006	2005(a)	2004	2003(b)		2002(c)
For the Year
Operating revenue	$9,918,690	$8,741,557	$6,767,485	$3,068,616		$2,624,148
Operating income	545,434	536,310	361,601	88,602		46,864
Losses (gains) on property disposals, net	(8,360)	(5,388)	(4,547)	(167)		425
Reorganization and acquisition charges	26,302	13,029	—	3,124		8,010
Interest expense	87,760	63,371	43,954	20,606		7,211
Asset backed securitization (“ABS”) facility charges	—	—	—	—		2,576
Income from continuing operations (after tax)	276,632	288,130	184,327	40,683		23,973
Net income (loss)	276,632	288,130	184,327	40,683		(93,902)
Depreciation and amortization expense(f)	274,184	250,562	171,468	87,398		79,334
Net capital expenditures from continuing operations	303,057	256,435	164,289	99,134		82,830
Net cash from operating activities from continuing operations	532,304	497,677	435,718	155,736		25,808

At Year-End
Net property and equipment	2,269,846	2,205,792	1,422,718	1,403,268		564,976
Total assets	5,952,237	5,734,189	3,627,169	3,463,229		1,042,985
Long-term debt, less current portion	1,058,496	1,113,085	403,535	836,082		50,024
ABS facility	225,000	374,970	—	71,500		50,000
Total debt, including ABS facility	1,283,496	1,488,055	657,935	909,339		124,285
Total shareholders’ equity (g)	2,192,549	1,936,488	1,214,191	1,002,085		359,958

Measurements
Basic per share data:
Income from continuing operations	4.82	5.30	3.83	1.34		0.86
Net income (loss)	4.82	5.30	3.83	1.34		(3.35)
Average common shares outstanding – basic	57,361	54,358	48,149	30,370		28,004
Diluted per share data:
Income from continuing operations	4.74	5.07	3.75	1.33		0.84
Net income (loss)	4.74	5.07	3.75	1.33		(3.31)
Average common shares outstanding – diluted	58,339	56,905	49,174	30,655		28,371
Debt to capitalization	36.9%	43.5%	35.1%	47.6%		25.7%
Debt to capitalization, less cash	35.5%	42.1%	31.2%	45.4%		21.0%
Shareholders’ equity per share	38.33	33.80	24.66	20.97		12.17
Common stock price range:
High	51.54	63.40	56.49	36.96		32.21
Low	35.27	39.25	29.77	21.18		18.31

Other Data
Average number of employees	66,000	68,000	50,000	50,000	(d)	23,000
Operating ratio:
Yellow Transportation	94.0%	92.5%	94.0%	95.7%		97.2%
Roadway	93.7%	93.7%	94.9%	—		—
Regional Transportation	94.2%	94.5%	87.0%	(e	)—	—
Meridian IQ	97.8%	96.6%	98.2%	99.8%		103.3%

(a)	Includes the results of all YRC Worldwide entities including USF entities from the date of acquisition, May 24, 2005.
(b)	Includes the results of all YRC Worldwide entities including Roadway and New Penn entities from the date of acquisition, December 11, 2003.
(c)	In 2002, we completed the spin-off of SCS Transportation, Inc. (“SCST”) now known as Saia Inc. Financial Summary data for 2002 presents SCST as a discontinued operation.
(d)	In 2003, prior to the acquisition of Roadway on December 11, 2003, we had an average of 25,000 employees.
(e)	Includes the results of New Penn only in 2004.
(f)	Depreciation lives and salvage values were revised effective July 1, 2006. See Property and Equipment footnote.
(g)	SFAS No. 158 was adopted effective December 31, 2006. See Employee Benefits – Pension and Other Postretirement Benefit Plans footnote.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See the introductory section immediately prior to “Part I” of this Annual Report on Form 10-K regarding these statements.

Overview

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. These operating subsidiaries are primarily represented by Yellow Transportation and Roadway, both leading transportation service providers offering a full range of regional, national and international services; YRC Regional Transportation, a holding company for our transportation service providers focused on business opportunities in the regional and next-day delivery markets; and Meridian IQ, a global logistics management company that plans and coordinates the movement of goods worldwide to provide customers a single source for logistics management solutions. These companies represent our reporting segments and are more fully described in “Item 1 – Business”.

The following management’s discussion and analysis explains the main factors impacting our results of operations, liquidity and capital expenditures and the critical accounting policies of YRC Worldwide. This information should be read in conjunction with the accompanying financial statements and notes thereto, as well as our detailed discussion of risk factors included in Item 1A.

Our Operating Environment

We operate in a highly competitive environment, yet one where we believe the right value proposition for our customers permits us to recover our cost of capital over the business cycle. Over the last several years significant changes have occurred in our environment, including: consolidation and liquidation of LTL carriers; the increased presence of large global, service providers; and increasing needs and demands of our customers. We continue to proactively address these changes through our strategy of being a global transportation services provider. Over the last few years we have expanded our service offerings and completed multiple acquisitions of asset and non-asset-based companies. In 2003, we acquired Roadway which roughly doubled our presence in the LTL sector and allowed us to focus on opportunities to reduce costs. In 2005, we acquired USF and created our Regional Transportation group which enhanced our service offerings and further increased the opportunities for significant synergies. During the latter part of 2005, we expanded globally by completing a freight forwarding joint venture with a Chinese corporation. In 2006, we announced our name change to YRC Worldwide Inc. to reflect the fact that our services have expanded to become a global transportation and logistics provider. In January 2007, we announced the consolidation of management of our national LTL companies, Yellow Transportation and Roadway, and the creation of our Enterprise Solutions Group to increase customer focus and service improvements. This combination will allow more focus on offering our entire portfolio of services to our customers.

We will continue to face challenges in the environment that we operate, primarily due to the changing competitive landscape and meeting our stakeholders’ demands. Specific economic areas that impact our ability to generate profits and cash flows include the levels of consumer spending, manufacturing and overall economic activity. We monitor these areas primarily through several common economic indices, including the gross domestic product (“GDP”) and the industrial production index (“IPI”). Real GDP measures the value of goods and services produced in the U.S., excluding inflation, and the IPI measures the physical units and inputs into the U.S. production process. Over time these measures have been good indicators for general levels of freight volume available in our markets. We manage the impact of our customers’ spending, manufacturing and economic activity through, among others, pricing discipline, cost management programs, maintaining adequate debt capacity, investment in technology and continuous improvement programs. We continue to be well positioned in the transportation industry with a strong ability to take advantage of the positive economic conditions.

Acquisitions and Investments

USF Corporation

On May 24, 2005, YRC Worldwide completed the acquisition of USF Corporation (“USF”), headquartered in Chicago, IL, through the merger (the “Merger”) of a wholly owned subsidiary of YRC Worldwide with and into USF, resulting in USF becoming a wholly owned subsidiary of YRC Worldwide. USF, a leader in the transportation industry, specializes in high-value next-day, regional and national LTL transportation, third-party logistics, and premium regional and national truckload transportation. The company serves the North American market, including the United States, Canada and Mexico, as well as the U.S. territories of Puerto Rico and Guam under the following brands: USF Holland, USF Reddaway, USF Glen Moore and USF Logistics. The

acquisition further advances YRC Worldwide as one of the leading transportation services companies in the world. The combined entity offers customers a broad range of transportation services including next day, inter-regional, national and international capabilities.

Pursuant to the Merger, each share of common stock of USF was converted into the right to receive $29.25 in cash and 0.31584 shares of YRC Worldwide common stock resulting in consideration of approximately $835.4 million in cash and 9 million shares for a total purchase price of $1.3 billion. The purchase price also included approximately $14.6 million for investment banking, legal and accounting fees that YRC Worldwide incurred to consummate the acquisition, resulting in total cash consideration of $743.1 million, net of cash acquired. The cash portion of the merger consideration was financed with a combination of proceeds from the issuance of floating rate notes, borrowings under our ABS facility and cash on hand.

GPS Asia

In March 2005, Meridian IQ exercised and closed its option to purchase GPS Logistics Group Ltd., the Asian freight forwarding operations of GPS Logistics and in turn, made a payment of $5.7 million ($3.2 million net of cash acquired). Under the terms of the purchase agreement, this payment was subject to subsequent upward and downward adjustments based on the financial performance of the Asia business through March 2007. Additional earn-out payments could have been required based on the financial performance of the Asia business during the period March 2007 to March 2009.

In January 2006, we paid an additional $11.1 million and issued a promissory note in the amount of $10.8 million representing a buyout of the earn out arrangements and potential purchase price adjustments related to GPS Logistics Group Ltd. These amounts have been allocated to goodwill in the consolidated balance sheet. In December 2006, we paid $10.8 million to satisfy the promissory note in full.

JHJ

On September 1, 2005, the Company completed the purchase of a 50% equity interest in JHJ International Transportation Co., Ltd., (“JHJ”) a Shanghai, China-based freight forwarder, with a purchase price of $46.0 million including transaction costs. The Company accounts for it’s ownership in JHJ using the equity method of accounting.

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

Consolidated Results

Our consolidated results include the results of each of the operating segments discussed below and corporate charges for the entire periods presented. In 2005, consolidated results also included the results of USF from the date of acquisition, May 24, through December 31. A more detailed discussion of the operating results of our segments is presented below.

The following table summarizes the Statement of Consolidated Operations for the three years ended December 31:

				Percent Change
(in millions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Operating revenue	$9,918.7	$8,741.6	$6,767.5	13.5%	29.2%
Operating income	545.4	536.3	361.6	1.7%	48.3%
Nonoperating expenses, net	89.5	64.0	63.9	39.8%	—%
Net income	$276.6	$288.1	$184.3	(4.0%)	56.3%

2006 compared to 2005

Our consolidated revenue increased during 2006 as a result of the 2005 USF acquisition and moderate growth at all of our operating segments, including fuel surcharge revenue. In general, pricing or yield increased modestly while overall volumes were down slightly compared to the year ago. The volume decline is reflective of a weaker economy especially during the second half of

2006. The fuel surcharge is common throughout our industry and represents an amount that we charge to customers that adjusts with changing fuel prices. We base our fuel surcharge on a published national index and adjust it weekly. Rapid material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income versus prior periods as there is a lag in the Company’s adjustment of base rates in response to changes in fuel surcharge. Fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require changes. We believe the distinction between base rates and fuel surcharge has been blurring over time, and it is impractical to clearly separate all the different factors that influence the price that our customers are willing to pay. In general, under our present fuel surcharge program, we believe rising fuel costs are beneficial to us in the short term.

Consolidated operating income for the year ended December 31, 2006 improved slightly versus the year ago period primarily due to the USF acquisition, however our consolidated operating ratio declined 0.6 percentage points. Our 2006 results were impacted by adverse development in prior years’ workers’ compensation claims offset by favorable accounting changes related to a change in depreciable lives and salvage values and a change in employees’ vacation benefit at Roadway as more fully described in our segment discussion. Overall, our operating results were below our internal expectations. As a result, we reduced our performance incentive awards for nearly all employees thereby reducing our expense by $56.3 million versus the year ago period. Our consolidated operating income in 2006 was also unfavorably impacted by a $13.3 million charge related to a USF Red Star multi-employer pension plan matter, $10.2 million of restructuring and reorganization charges and $2.8 million due to the loss on sale of a subsidiary. These amounts were offset by $8.4 million of gains generated from the sale of property and equipment.

Our 2006 nonoperating expenses of $89.5 million included $87.8 million of interest expense while the 2005 comparable amount was $63.4 million. The increase is reflective of our higher interest rates on variable rate debt in 2006 as compared to 2005 and our higher average debt levels due to the USF acquisition. We did reduce our overall indebtedness by $204.6 million since December 31, 2005. The 2006 nonoperating expense amount also includes $4.6 million of impairment charges relating to certain nonoperating assets with no corresponding amount in the prior year.

Our effective tax rate for 2006 was 39.3% compared to 39.0% for 2005. The 2006 amount is reflective of a slightly higher effective state rate.

Adjustments to operating income included in the operating companies’ segment discussion represent charges that management excludes when evaluating segment performance to better understand the results of our core operations. With the exception of property disposals, most of these charges do not occur on a regular basis and can distort our operating results. Management excludes the impact of gains and losses from the disposal of property as they reflect charges not related to the segment’s primary business.

2005 compared to 2004

Our consolidated revenue was reflective of increased revenue at all of our operating companies, the addition of the USF operating companies which contributed $1,453.9 million, increased fuel surcharge revenue and a strong economic environment. When compared to 2004 amounts, our consolidated revenue increased 29.2% with increases in premium services and an overall positive pricing environment.

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

Our effective tax rate for 2005 was 39.0% compared to 38.1% for 2004. The increase in tax rate is primarily related to a change in the accounting treatment of Roadway deferred taxes established at the acquisition date of Roadway, which is not expected to impact our 2006 rate.

Yellow Transportation Results

Yellow Transportation represented approximately 35%, 39% and 47% of our consolidated revenue in 2006, 2005 and 2004, respectively. The table below provides summary information for Yellow Transportation for the three years ended December 31:

				Percent Change
(in millions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Operating revenue	$3,460.5	$3,421.3	$3,180.6	1.1%	7.6%
Operating income	208.5	255.3	191.5	(18.4%)	33.3%
Adjustments to operating income(a)	2.2	(7.1)	(3.1)	n/m	n/m (b)
Adjusted operating income(c)	210.7	248.2	188.4	(15.1%)	31.7%
Operating ratio	94.0%	92.5%	94.0%	(1.5pp )	1.5pp (d)
Adjusted operating ratio	93.9%	92.7%	94.1%	(1.2pp )	1.4pp

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations (see discussion below).
(b)	Not meaningful.
(c)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.
(d)	Percentage points.

2006 compared to 2005

Yellow Transportation revenue increased $39.2 million or 1.1% in the year ended December 31, 2006 versus the year ago period primarily due to a firm pricing environment including higher fuel surcharge. The two primary components of LTL revenue are volume, comprised of the number of shipments and the weight per shipment, and price, usually evaluated on a per hundred weight basis. LTL revenue per hundred weight, which includes increased fuel surcharge revenue, increased during the year ended December 31, 2006 by 2.9% compared to the year ended December 31, 2005. In the year ended December 31, 2006, Yellow Transportation LTL shipments per day declined 2.8% while LTL weight per shipment increased 1.6% and LTL tonnage per day decreased 1.2%. This decline in volumes was primarily attributable to slower economic growth than the prior year.

Premium services at Yellow Transportation include, among others, Exact Express®, an expedited and time-definite ground service with a 100% satisfaction guarantee; and Definite Delivery®®, a guaranteed on-time service with constant shipment monitoring and notification. In 2006, premium services revenue increased 15.6% or $39.6 million versus 2005.

Operating income for Yellow Transportation decreased $46.8 million or 18.4% in the year ended December 31, 2006 as compared to the year ended December 31, 2005. Increases in overall revenue of $39.2 million, including a favorable impact related to fuel surcharge revenue, as well as decreased depreciation expense of $13.2 million, due to the change in useful lives and salvage values, and lower performance incentive accruals of $21.0 million were offset by higher wages and benefits of $68.7 million due primarily to contractual labor increases, higher operating expenses and supplies (mainly fuel) of $23.5 million, higher workers’ compensation expense of $22.5 million due primarily to unfavorable development of prior year claims and higher purchased transportation costs of $15.7 million. A portion of the purchased transportation increase is due to the railroad providers discontinuing their business practice of providing Yellow Transportation with rail-owned trailers for intermodal movement. This change led to leasing and purchasing additional trailers, making arrangements to get trailers repositioned and declining productivity. Yellow Transportation also incurred $3.5 million of costs associated with hosting an industry conference in January 2006 and $2.2 million related to a second quarter 2006 realignment of operations. With the cost increases, operating expenses as a percentage of revenue increased for the year 2006 by 1.5 percentage points compared to 2005, resulting in a year-to-date 2006 operating ratio of 94.0%. Operating ratio refers to a common industry measurement calculated by dividing a company’s operating expenses by its operating revenue.

For the year ended December 31, 2006 total adjustments to operating income were $2.2 million primarily related to severance costs associated with a significant realignment in operations and a related reduction in workforce in the second quarter 2006. For the year ended December 31, 2005 total adjustments to operating income were ($7.1) million representing gains from the disposal of property and equipment.

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

In 2005, Exact Express and Definite Delivery revenue continued to show double digit year-over-year growth. In February 2005, Yellow Transportation launched a new service offering, Standard Ground™ Service Improvement. Our 2005 results for this service offering were in line with our internal projections.

Yellow Transportation operating income improved by $63.8 million or 33.3% in 2005 compared to 2004. Operating income increased due to higher revenue, including fuel surcharge revenue, benefits from acquisition synergy activities and our continued ability to effectively balance volume and price. Increased wage and benefit rates, primarily contractual labor rates and increased purchased transportation partially offset these improvements. A portion of this increase is due to the railroads discontinuing their business practice of providing us with rail-owned trailers for intermodal movement. This change led to leasing and purchasing additional trailers, making arrangements to get trailers repositioned and declining productivity over the last half of 2005. Despite this increase, operating expenses as a percentage of revenue decreased in 2005 by 1.5 percentage points compared to 2004, resulting in an operating ratio of 92.5%.

Roadway Results

Roadway represented approximately 34%, 38% and 46% of our consolidated revenue in 2006, 2005 and 2004, respectively. The table below provides summary financial information for Roadway for the three years ended December 31:

				Percent Change
(in millions)	2006	2005	2004	2006 vs. 2005		2005 vs. 2004
Operating revenue	$3,427.1	$3,321.1	$3,119.9	3.2%		6.4%
Operating income	214.8	209.1	158.3	2.7%		32.1%
Adjustments to operating income(a)	(4.3)	1.2	(1.4)	n/m		n/m	(b)
Adjusted operating income(c)	210.5	210.3	156.9	0.1%		34.0%
Operating ratio	93.7%	93.7%	94.9%	0.0pp		1.2pp	(d)
Adjusted operating ratio	93.9%	93.7%	95.0%	(0.2pp	)	1.3pp

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations (see discussion below).
(b)	Not meaningful.
(c)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.
(d)	Percentage points.

2006 compared to 2005

Roadway reported revenue of $3,427.1 million for 2006 compared to $3,321.1 million in 2005, an increase of $106.0 million or 3.2%. The revenue increase resulted primarily from higher yield including the impact of fuel surcharge and was partially offset by the impact of lower tonnage. LTL revenue per hundred weight increased 3.4% compared to 2005. LTL tonnage per day increased 0.3% due in part to the impact of a change of operations earlier in the year but was partially offset by the impact of a slowing economy. Overall total tonnage was down due to a decline in truckload tonnage of 2.4% due to increasing capacity within the truckload market as well as one fewer day in 2006 compared to 2005. LTL weight per shipment was up 0.9% compared to the prior year. LTL weight per shipment although higher for the full year declined by 1.4% in the fourth quarter of 2006 compared to the prior year.

Premium services continue to be an integral part of our strategy to provide timely and relevant solutions to meet the ever changing needs of our customers. Roadway offers premium services including expedited ground, air and time-definite deliveries. Additionally, Roadway offers guaranteed service products including Time Critical ™ and Time Advantage ™. During 2006, premium services revenue increased $65.2 million or 24.4%.

Roadway reported operating income of $214.8 million in 2006, an increase of 2.7% or $5.7 million compared to the prior year. Higher revenues of $106.0 million, including the impact of fuel surcharge revenue and $4.0 million associated with the recovery of business interruption insurance related to hurricane Katrina, as well as lower incentive compensation of $20.2 million, the favorable impact of $11.8 million associated with a change in the vacation payout practice in the fourth quarter of 2006, and the favorable impact of $6.5 million associated with decreased depreciation due to the increase in useful lives and salvage values all contributed to increased operating income.

Higher purchased transportation costs of $29.9 million, higher workers’ compensation costs of $11.3 million due mainly to unfavorable development of prior year claims and higher claims and insurance costs of $11.3 million all contributed towards partially offsetting the benefits discussed above. Salaries and wages along with the associated benefits increased $54.2 million, due primarily to the contractual labor increase, but were partially offset by the $11.8 million vacation payout practice change and lower incentive compensation of $20.2 million described above. Operating expenses and supplies (mainly fuel) were $47.4 million higher than last year and depreciation was higher by $7.1 million associated with a shift towards more owned equipment versus leased. Depreciation expense was higher than the prior year despite the favorable impact of the depreciation change discussed above.

Purchased transportation costs were higher due in part to higher fuel costs and costs associated with repositioning empty rail trailers as mentioned in the Yellow Transportation discussion. The costs associated with repositioning empty rail trailers will continue to increase as rail providers phase out the availability of rail controlled trailers.

For the year ended December 31, 2006, adjustments to operating income were $4.3 million and related primarily to net gains of $6.4 million on the disposal of property partially offset by $2.2 million of severance costs associated with a significant realignment in operations and a related reduction in workforce.

2005 compared to 2004

Roadway reported revenue of $3,321.1 million for 2005 compared to $3,119.9 million in 2004, an increase of $201.2 million or 6.4%. The increase is due primarily to slightly higher tonnage, improved LTL yield, growth in premium services and higher fuel surcharge revenue. Overall tonnage was up 0.1% compared to the previous year. Total LTL revenue per hundred weight increased 6.6% ($24.56/cwt in 2005 versus $23.03/cwt in 2004). LTL shipments were down 1.0% from the previous year, but weight per shipment increased 0.5% in the current year compared to 2004.

In 2005, total premium services revenue continued to show double digit year-over-year growth.

Roadway reported operating income of $209.1 million in 2005, an improvement of 32.1% or $50.8 million compared to the prior year. The reported operating ratio in 2005 was 93.7%, an improvement of 1.2 percentage points compared to 2004. The improvement in operating income and operating ratio was driven by improved yield, higher premium service revenue, fuel surcharge revenue, lower incentive compensation and synergy benefits, partially offset by lower efficiencies and higher transportation costs.

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

Regional Transportation Results

Regional Transportation represented approximately 25%, 18% and 4% of our consolidated revenue in 2006, 2005 and 2004, respectively. This segment includes the results of New Penn and, effective May 24, 2005, the results of the LTL and truckload (“TL”) operating companies of USF. The 2006 results do not include the results of USF Red Star and USF Dugan, both shut down entities, that are now included in the corporate segment. The amounts presented below for 2004 include only the results of New Penn.

The table below provides summary financial information for Regional Transportation for the three years ended December 31:

				Percent Change
(in millions)	2006	2005	2004	2006 vs. 2005		2005 vs. 2004
Operating revenue	$2,441.4	$1,570.8	$260.6	n/m	(b)	n/m
Operating income	142.2	85.8	33.9	n/m		n/m
Adjustments to operating income(a)	(3.0)	8.8	—	n/m		n/m
Adjusted operating income(c)	139.2	94.6	33.9	n/m		n/m
Operating ratio	94.2%	94.5%	87.0%	0.3pp		(7.5pp	) (d)
Adjusted operating ratio	94.3%	94.0%	87.0%	(0.3pp	)	(7.0pp	)

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations (see discussion below).
(b)	Not meaningful.
(c)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.
(d)	Percentage points.

2006 compared to 2005

Regional Transportation’s 2005 results reflect the inclusion of the USF companies as of May 24, 2005. This makes the comparison of 2006 to 2005 less meaningful. Due to the lack of comparability, management evaluates the segment’s results primarily based on a combination of sequential growth month over month and attainment of plan performance.

Regional Transportation reported revenue of $2,441.4 million for the year ended December 31, 2006, as compared to $1,570.8 million for the year ended December 31, 2005. The increased revenue, including higher fuel surcharge revenue, is primarily attributed to the USF acquisition reduced by the impact of a slowing economy. Regional Transportation companies have fuel surcharge programs that are substantially similar to those of our other operating companies.

Regional Transportation reported operating income of $142.2 million for the year ended December 31, 2006 as compared to $85.8 million, for the year ended December 31, 2005. The current period operating income reflects the contribution from the USF acquisition for a full year, higher fuel surcharge revenue and continued cost management.

For the year ended December 31, 2006 net adjustments to operating income were a negative $3.0 million representing gains from the disposal of property and equipment, primarily related to the sale of USF Bestway’s headquarters. For the year ended December 31, 2005 net adjustments to operating income were a positive $8.8 million representing $8.3 million of shut down and acquisition charges as well as $0.5 million of losses on fixed asset disposals. Regional Transportation reported a 2006 operating ratio of 94.2% compared to 94.5% in 2005 which included New Penn for the entire year, and the USF companies after the May 24, 2005 acquisition.

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

Meridian IQ Results

Meridian IQ represented approximately 6%, 5% and 3% of our consolidated revenue in 2006, 2005 and 2004, respectively. This segment includes the results of Meridian IQ and, effective May 24, 2005, the results of the USF Logistics group of entities (“USFL”). The amounts presented below for 2004 include only the results of Meridian IQ. The table below provides summary financial information for Meridian IQ for the three years ended December 31:

				Percent Change
(in millions)	2006	2005	2004	2006 vs. 2005		2005 vs. 2004
Operating revenue	$609.7	$447.6	$213.2	36.2%		n/m	(b)
Operating income	13.7	15.2	3.7	n/m		n/m
Adjustments to operating income(a)	7.1	(0.1)	—	n/m		n/m
Adjusted operating income(c)	20.8	15.1	3.7	37.7%		n/m
Operating ratio	97.8%	96.6%	98.2%	(1.1pp	)(d)	1.6pp
Adjusted operating ratio	96.6%	96.6%	98.2%	0.0pp		1.6pp

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations (see discussion below).
(b)	Not meaningful.
(c)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.
(d)	Percentage points.

2006 compared to 2005

For the year 2006, Meridian IQ revenue increased by $162.1 million or 36.2%. A significant portion of this increase is attributable to the USFL acquisition which occurred May 24, 2005. In addition to the acquisition growth, the Global North America and Contract Logistics business lines all had significant organic gains (approximately $9 million and $15 million, respectively). Operating income decreased from $15.2 million in 2005 to $13.7 million in 2006 yet reflects $7.0 million in reorganization charges in 2006. Absent these charges operating income would have increased 37.7% from 2005.

In the second quarter of 2006 Meridian IQ decided to relocate substantially all of its operations in Greenwood, Indiana to Overland Park, Kansas. This relocation is now complete and reorganization charges of $4.2 million were incurred.

In September 2006, Meridian IQ sold its China freight forwarding operations into the joint venture that it maintains with JHJ. This freight forwarding operation was acquired by Meridian IQ as part of the acquisition of GPS Logistics in 2005. Later in 2005 we acquired a 50% stake in the freight forwarding operations of JHJ, which is one of the largest freight forwarders in China. The two organizations had overlapping capabilities in multiple locations in China, and therefore a decision was made to combine the operations to increase operational focus. Reorganization charges of $2.8 million were recorded as a result of the loss on the sale of this subsidiary.

In March 2005, Meridian IQ exercised and closed its option to purchase GPS Logistics Group Ltd., the Asian freight forwarding operations of GPS Logistics and in turn, made a payment of $5.7 million ($3.2 million net of cash acquired). Under the terms of the original purchase agreement, this payment was subject to subsequent upward and downward adjustments based on the financial performance of the Asia business through March 2007. Additional earn-out payments could have been required based on the financial performance of the Asia business during the period March 2007 to March 2009. In January 2006, Meridian IQ paid an additional $11.1 million and issued a promissory note in the amount of $10.8 million representing a buyout of all aforementioned earn-out arrangements and potential purchase price adjustments. In December 2006, we paid $10.8 million to satisfy the promissory note in full.

In May 2006, Meridian IQ paid an additional $2.5 million to the former owners of GPS Logistics (EU) Limited, which represented an earn-out payment related to the February 2004 acquisition. Additionally, during the second quarter of 2006, Meridian IQ acquired a company in Chile and formed a company in Colombia, in each case to support contractual customer activities.

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

Financial Condition

Liquidity

Our liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, as well as funding working capital requirements. To provide short-term and longer-term liquidity, we maintain capacity under an $850 million unsecured bank credit agreement and a $650 million asset backed securitization (“ABS”) agreement involving Yellow Transportation, Roadway, USF Holland and USF Reddaway accounts receivable. We believe these facilities, both of which are more fully described in the “Debt and Financing” note under “Item 8, Financial Statements and Supplementary Data”, provide adequate capacity to fund our current working capital and capital expenditure requirements.

The following table provides details of the outstanding components and available unused capacity under the current bank credit agreement and the ABS agreement at December 31:

(in millions)	2006	2005
Capacity:
Unsecured credit facility:
Revolving loan	$850.0	$850.0
ABS facility	650.0	650.0

Total capacity	1,500.0	1,500.0
Amounts outstanding:
Revolving loan	—	(45.0)
Letters of credit	(482.0)	(459.3)
ABS facility	(225.0)	(375.0)
ABS usage for captive insurance company (see below)	(189.4)	—

Total outstanding	(896.4)	(879.3)

Available unused capacity	$603.6	$620.7

YRC Assurance Co. Ltd. (“YRC Assurance”) is the Company’s captive insurance company domiciled in Bermuda and a wholly owned and consolidated subsidiary of YRC Worldwide. YRC Assurance provides insurance services to certain wholly owned subsidiaries of YRC Worldwide. As a part of the structure of YRC Assurance, certain qualifying investments are periodically made by YRC Assurance as defined by Bermuda regulations. These investments can include taking an ownership position in certain receivables that secure our ABS facility. As a result, as shown above, our capacity under the ABS facility is reduced by YRC Assurance’s investment in receivables of $189.4 million at December 31, 2006.

Contingent Convertible Notes

The balance sheet classification of our contingent convertible notes between short-term and long-term is dependent upon certain conversion triggers, as defined. At December 31, 2006 and 2005, the conversion triggers had not been met. Accordingly, based on the stated maturity date, this obligation has been classified as a long-term liability on the accompanying balance sheet.

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

The following table illustrates our calculation for determining free cash flow for the years ended December 31:

(in millions)	2006	2005	2004
Net cash from operating activities	$532.3	$497.7	$435.7
Net property and equipment additions	(303.1)	(256.4)	(164.3)
Proceeds from stock options	5.7	11.2	15.9

Free cash flow	$234.9	$252.5	$287.3

Net cash provided by operating activities increased $34.6 million from the year ended December 31, 2005 versus the year ended December 31, 2006. Pre-tax operating income adjusted for non-cash items such as depreciation, amortization and gains/losses on dispositions increased $34.8 million during the year ended December 31, 2006 as compared to the year ended December 31, 2005. This earnings-based increase was offset by increases in pension contributions of $23.1 million, interest payments of $27.9 million and income tax payments of $9.1 million. Additionally, positive trends in accounts receivable resulting in cash provided of $42.1 million was offset by a reduction in incentive bonus accruals of $42.0 million. Prepaid amounts decreased by $11.0 million and a USF investment account of $7 million was liquidated, both of which provided cash in 2006.

Net cash provided by operating activities increased $62.0 million from the year ended December 31, 2004 versus the year ended December 31, 2005. Pre-tax operating income adjusted for non-cash items such as depreciation, amortization, and gains/losses on dispositions increased $233.2 million during the year ended December 31, 2005 as compared to the year ended December 31, 2004. This earnings-based increase was offset by increases in pension contributions of $6.7 million, interest payments of $3.1 million, income tax payments of $15.0 million and USF Red Star MEPPA payments of $6.7 million. Other asset and liability changes included increased wage and benefit obligations that approximated $98.0 million, increased other current and accrued liabilities and claims and insurance accruals of $28.9 million and an increase in other assets of $3.8 million, all of which is offset by the absence of a $41.4 million tax settlement in 2004 which did not recur in 2005 and a $25.0 million decrease in prepaids from 2004 to 2005.

In 2006, net property and equipment additions increased by $46.7 million compared to 2005. Gross property and equipment additions for 2006 were $377.7 million versus $304.7 million for 2005 with the increase primarily due to increased revenue equipment purchases at Roadway of $37.4 million and Yellow Transportation of $15.0 million in an effort to continue to reduce the overall age of our fleet.

In 2005, net property and equipment additions increased by $92.1 million compared to 2004. Gross property and equipment additions for 2005 were $304.7 million versus $201.8 million for 2004 with the increase partially related to the USF companies as well as our overall plan to continue to invest in our operating companies and in turn reduce the overall age of our fleet.

Other than property and equipment activity discussed above, cash used in investing activities in 2006 also includes the additional payments of $21.9 million to the seller of GPS Asia and $2.5 million to GPS Logistics (EU) Limited, both under contractual earn-out obligations. The amounts reported for 2005 reflect our acquisition of the USF companies of $742.7 million and our investment in the JHJ joint venture of $46.0 million. The amounts reported for 2004 reflect our acquisition of GPS Logistics Limited of $10.5 million.

Net cash used in financing activities was $209.3 million for 2006 versus cash provided of $522.5 million in 2005. The 2006 activity is the result of $20.0 million of treasury stock repurchases and $195.0 million of debt paydown offset by stock option proceeds of $5.7 million. The 2005 activity reflects the borrowings related to the acquisition of the USF companies and stock option proceeds of $11.2 million offset by treasury stock repurchases of $50.0 million.

Net cash provided by financing activities was $522.5 million for 2005 versus cash used of $234.1 million in 2004. The 2005 activity is the result of $50.0 million of treasury stock repurchases and $565.5 million of borrowings related to the acquisition of the USF companies, offset by stock option proceeds of $11.2 million. The 2004 activity reflects debt pay down of $246.5 million offset by stock option proceeds of $15.9 million.

Capital Expenditures

Our capital expenditures focus primarily on the replacement of revenue equipment, land and structures, investments in information technology and acquisitions. As reflected on our Consolidated Balance Sheets, our business is capital intensive with significant investments in service center facilities and a fleet of tractors and trailers. We determine the amount and timing of capital expenditures based on numerous factors, including anticipated growth, economic conditions, new or expanded services, regulatory actions and availability of financing. Our philosophy continues to be consistent funding of capital expenditures even during economic downturns while still generating free cash flow. The acquisitions of Roadway and USF did not change our capital expenditures philosophy from previous years, given the similarity of our operations. However, as we expected, our capital expenditures increased significantly due to both acquisitions.

The table below summarizes our actual net capital expenditures by type and investments for the years ended December 31:

(in millions)	2006	2005	2004
Revenue equipment	$268.2	$180.4	$118.6
Land, structures and technology	34.9	76.0	45.7

Total net capital expenditures	303.1	256.4	164.3
Acquisition of companies and affiliates	25.6	799.9	10.5

Total	$328.7	$1,056.3	$174.8

Capital expenditures for 2006 reflect a full year of revenue equipment purchases for Regional Transportation as well as continued reinvestment in the Yellow Transportation and Roadway fleets. The 2006 amount also reflects $21.9 million related to GPS Asia. Capital expenditures for 2005 reflect the inclusion of $63.7 million net expenditures of USF activity at Regional Transportation as discussed above in the “Liquidity” section and the cash portion of the USF acquisition of $742.7 million. Capital expenditures for 2004 reflect the inclusion of $66.4 million net expenditures of Roadway and Meridian IQ’s acquisition of GPS Logistics (EU) Limited. We expect 2007 gross capital spending to approximate $425 to $450 million, including about $300 million for revenue equipment and approximately $85 million for technology. We also expect approximately $50 million in proceeds from the disposition of real estate in 2007. At times the Company elects to procure revenue equipment via operating leases. During the years ended December 31, 2006, 2005 and 2004, we have leased revenue equipment with fair values of $44.6 million, $37.6 million and $24.9 million, respectively. We believe our financial condition and access to capital, as they exist today, are adequate to fund our anticipated capital expenditures and future growth opportunities.

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

Nonunion Pension Obligations

We provide defined benefit pension plans for certain employees not covered by collective bargaining agreements. The two largest plans are the qualified plans for Yellow Transportation and Roadway. The Yellow Transportation and Roadway qualified plans cover approximately 4,000 employees each. On January 1, 2004, the existing qualified benefit plans were closed to new participants. All new U.S. salaried nonunion employees (except those currently participating in other profit sharing plans) and all Meridian IQ employees now participate in a defined contribution retirement plan.

We expect pension funding and expense to remain an area of management focus over the next several years. The Pension Protection Act of 2006 encourages companies to fully fund their benefit obligation by 2011. Based on discussions with our pension advisors, we expect to accelerate our contributions in the near term to better meet the fully funded requirement. Given the dependence on the economy and the significant amounts involved, pension funding could have a material impact on our liquidity. Using our current plan assumptions, which include an assumed 8.75% return on assets and discount rate of 6.12%, we either recorded or expect to record the following for all YRC sponsored pension plans.

(in millions)	Cash Funding	Pension Expense	(Decrease) Increase in Shareholders’ Equity, net of tax	Under Funded Status at December 31
2006 Actual	$72.1	$62.1	$(29.8)	$302.8
2007 Expected	132.3	50.0	56.2	210.1
2008 Expected	126.9	36.4	57.6	115.0
2009 Expected	52.8	29.6	16.4	88.0

Due to the impact of economic conditions on the Company’s plan assumptions it is reasonably possible that such assumptions may change in the near term and that such changes could materially impact amounts recorded or expected to be recorded in the consolidated financial statements.

Our actual 2006 pension expense of $62.1 million was higher than the $58.9 million we estimated at December 31, 2005 due to variations in demographic experience.

The above discussion includes forward-looking statements as indicated by “expect” and “estimate” and the actual results may be materially different. Factors that affect these results include actual return on plan assets and discount rate changes among others.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of December 31, 2006. Most of these obligations and commitments have been discussed in detail either in the preceding paragraphs or the notes to the financial statements. The tables do not include expected pension funding as disclosed separately in the previous section.

Contractual Cash Obligations

	Payments Due by Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Balance sheet obligations:
ABS borrowings	$225.0	$—	$—	$—	$225.0
Long-term debt including interest	66.1	573.5	197.7	610.7	1,448.0
USF Red Star pension plan withdrawal obligation including interest	13.1	17.2	11.3	43.2	84.8
Off balance sheet obligations:
Operating leases	99.4	125.6	38.0	23.0	286.0
Capital expenditures	111.3	—	—	—	111.3

Total contractual obligations	$514.9	$716.3	$247.0	$676.9	$2,155.1

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Available line of credit	$60.0	$—	$543.6	$—	$603.6
Letters of credit	482.0	—	—	—	482.0
Lease guarantees for SCST	0.8	0.4	—	—	1.2
Surety bonds	103.2	0.1	—	—	103.3

Total commercial commitments	$646.0	$0.5	$543.6	$—	$1,190.1

Our outstanding letters of credit at December 31, 2006 included $1.1 million for workers’ compensation, property damage and liability claims against SCST. We agreed to maintain the letters of credit outstanding at the spin-off date until SCST obtained replacement letters of credit or third party guarantees. SCST agreed to use its reasonable best efforts to obtain these letters of credit or guarantees, which in many cases would allow us to obtain a release of our letters of credit. SCST also agreed to indemnify us for any claims against the letters of credit that we provide. SCST reimburses us for all fees incurred related to the remaining outstanding letters of credit. We also provided a guarantee of $1.2 million regarding certain lease obligations of SCST.

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

For shipments in transit, Yellow Transportation, Roadway and Regional Transportation record revenue based on the percentage of service completed as of the period end and accrue delivery costs as incurred. In addition, Yellow Transportation, Roadway and Regional Transportation recognize revenue on a gross basis because the entities are the primary obligors even when they use other transportation service providers who act on their behalf. Yellow Transportation, Roadway and Regional Transportation remain responsible to their customers for complete and proper shipment, including the risk of physical loss or damage of the goods and cargo claims issues. Meridian IQ recognizes revenue upon the completion of services. In certain logistics transactions where Meridian IQ acts as an agent, revenue is recorded on a net basis. Net revenue represents revenue charged to customers less third party transportation costs. Where Meridian IQ acts as principal, it records revenue from these transactions on a gross basis, without deducting transportation costs. Management believes these policies most accurately reflect revenue as earned. Our revenue-related reserves involve three primary estimates: shipments in transit, rerate reserves and uncollectible accounts.

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

Rerate Reserves

At various points throughout our process, incorrect ratings could be identified based on many factors, including weight verifications or updated customer discounts. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. We accrue a reserve for rerating based on historical trends. At December 31, 2006 and 2005, our financial statements included a rerate reserve of $37.9 million and $35.9 million, respectively. The increase in the rerate reserve from 2005 to 2006 resulted primarily from the increase in operating revenue in 2006.

Uncollectible Accounts

We record an allowance for doubtful accounts primarily based on historical uncollectible amounts. We also take into account known factors surrounding specific customers and overall collection trends. Our process involves performing ongoing credit evaluations of customers, including the market in which they operate and the overall economic conditions. We continually review historical trends and make adjustments to the allowance for doubtful accounts as appropriate. Our allowance for doubtful accounts totaled $35.7 million and $32.0 million as of December 31, 2006 and 2005, respectively. The increase in the allowance for doubtful accounts from 2005 to 2006 resulted primarily from the increase in operating revenue in 2006 and a slightly weaker economy than 2005.

Claims and Insurance

We are self-insured up to certain limits for workers’ compensation, cargo loss and damage, property damage and liability claims. We measure the liabilities associated with workers’ compensation and property damage and liability claims primarily through actuarial methods that an independent third party performs. Actuarial methods include estimates for the undiscounted liability for claims reported, for claims incurred but not reported and for certain future administrative costs. These estimates are based on historical loss experience and judgments about the present and expected levels of costs per claim and the time required to settle claims. The effect of future inflation for costs is implicitly considered in the actuarial analyses. Actual claims may vary from these estimates due to a number of factors, including but not limited to, accident frequency and severity, claims management, changes in healthcare costs and overall economic conditions. We discount the actuarial calculations of claims liabilities for each calendar year to present value based on the average U.S. Treasury rate, during the calendar year of occurrence, for maturities that match the initial expected payout of the liabilities. As of December 31, 2006 and 2005, we had $504.4 million and $499.9 million accrued for claims and insurance. The increase in claims and insurance from 2005 to 2006 is a result of unfavorable development in prior year workers’ compensation claims offset by favorable trends in property damage and liability claims.

Pension

With the exception of Meridian IQ, Regional Transportation, Reimer and certain of our foreign operations, YRC Worldwide and its operating subsidiaries sponsor qualified and nonqualified defined benefit pension plans for most employees not covered by collective bargaining agreements. Meridian IQ and Regional Transportation do not offer defined benefit pension plans and instead offer retirement benefits through either contributory 401(k) savings plans or profit sharing plans. Effective January 1, 2004, the existing YRC Worldwide qualified defined benefit plans were closed to new participants, and all new U.S. – salaried nonunion employees (except those currently participating in other profit sharing plans) and all Meridian IQ employees participate in a defined contribution retirement plan. We account for pension benefits using actuarial methods based on numerous estimates, including employee turnover, mortality and retirement ages, expected return on plan assets, discount rates, and future salary increases. The most critical of these factors, due to their potential impact on pension cost, are discussed in more detail below.

Return on Plan Assets

The assumption for expected return on plan assets represents a long-term assumption of our portfolio performance that can impact our pension expense. With $802 million of plan assets for the YRC funded pension plans, a 50-basis-point decrease in the assumption for expected rate of return on assets would increase annual pension expense by approximately $4.0 million and would have no effect on the underfunded pension liability reflected in shareholders’ equity.

We believe our 2006 expected rate of return of 8.75% is appropriate based on our historical experience in this investment portfolio as well as a review of other objective indices. Although plan investments are subject to short-term market volatility, we believe they are well diversified and closely managed. Our asset allocation as of December 31, 2006 consisted of 65% equities, 29% in debt securities, 5% in real estate, and 1% in other investments. This allocation is consistent with the long-term target asset allocation for the plans. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately. Refer to our discussion of “Nonunion Pension Obligations” under the “Financial Condition” section for details of actual and anticipated pension charges.

Discount Rate

The discount rate refers to the interest rate used to discount the estimated future benefit payments earned to their present value, also referred to as the benefit obligation. The discount rate allows us to calculate what it would cost to settle the pension obligations as of the measurement date, December 31, and impacts the following year’s pension cost. We determine the discount rate by choosing a portfolio of high quality (those rated AA- or higher by Standard & Poors) non-callable bonds such that the coupons and maturities approximate our expected benefit payments. When developing the bond portfolio, there are some years when benefit payments are expected with no corresponding bond maturing. In these instances, we estimated the appropriate bond by interpolating yield characteristics between the bond maturing in the immediately preceding year and the bond maturing in the next available year. This analysis is reperformed on a bi-annual basis.

Although the discount rate used requires little judgment, changes in the discount rate can significantly impact our pension cost. For example, a 50-basis-point decrease in our discount rate would increase annual pension expense by approximately $7.4 million and increase our underfunded pension liability reflected in shareholders’ equity by approximately $48.6 million, net of tax, assuming all other factors remain constant. Changes in the discount rate do not have a direct impact on cash funding requirements. The discount rate can fluctuate considerably over periods depending on overall economic conditions that impact long-term corporate bond yields. At December 31, 2006 and 2005, we used a discount rate of 6.12% and 5.75% respectively.

Future Salary Increases

We make assumptions of future salary increases for plan participants based on general inflation and cost of living expectations. As pension benefits are based on participants’ earned wages, estimated levels of our future performance also factor into the calculation. We believe these increases require less judgment than other pension estimates but can have a significant impact on our future pension expense. Our 2006 assumed rate of future annual increases of 3.8% represents a weighted average of the Yellow Transportation and Roadway plans and reflects the recent experience of both plans.

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

As of year end 2006, the pension plans have an unrecognized net loss of $97.0 million and a projected benefit obligation of $1,104.8 million. The average remaining service period is approximately 11 years. For 2007, we expect to amortize approximately $7.0 million of the net loss. The comparable amortization amounts for 2006 and 2005 were $11.4 million and $10.7 million, respectively.

Multi-Employer Pension Plans

Yellow Transportation, Roadway, New Penn, USF Holland and USF Reddaway contribute to approximately 20 separate multi-employer pension plans for employees that our collective bargaining agreements cover (approximately 70% of total YRC Worldwide employees). The largest of these plans, the Central States Southeast and Southwest Areas Pension Plan (the “Central States Plan”), provides retirement benefits to approximately 41% of our total employees. Our labor agreements with the IBT determine the amounts of these contributions. The pension plans provide defined benefits to retired participants. We recognize as net pension cost the contractually required contribution for the period and recognize as a liability any contributions due and unpaid. We do not directly manage multi-employer plans. The trusts covering these plans are generally managed by trustees, half of whom the IBT appoints and half of whom various contributing employers appoint.

Under current law regarding multi-employer pension plans, a termination, withdrawal or significant partial withdrawal from any multi-employer plan in an under-funded status would render us liable for a proportionate share of the multi-employer plans’ unfunded vested liabilities. This potential unfunded pension liability also applies to other contributing employers, including our unionized competitors who contribute to multi-employer plans. The plan administrators and trustees do not routinely provide us with current information regarding the amount of each multi-employer pension plan’s funding. However, based on publicly available information, which is often dated, and on the limited information available from plan administrators or plan trustees, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal or termination from all of the multi-employer pension plans to which we contribute would be in a range from $3.0 billion to $4.0 billion on a pre-tax basis. The increase in this estimated range from 2005 reflects a change by the Central States Plan to a more current mortality table in the determination of their unfunded vested benefit liability. Yellow Transportation, Roadway and the applicable subsidiaries of Regional Transportation have no current intention of taking any action that would subject us to withdrawal obligations. If the company did incur withdrawal liabilities, those amounts would generally be payable over periods of up to 20 years.

In 2006, the Pension Protection Act became law and modified both the Internal Revenue Code (as amended, the “Code”) as it applies to multi-employer pension plans and the Employment Retirement Income Security Act of 1974 (as amended, “ERISA”). The Code and ERISA (in each case, as so modified) and related regulations establish minimum funding requirements for multi-employer pension plans. The funding status of these plans is determined by the following factors:

•	the number of participating active and retired employees

•	the number of contributing employers

•	the amount of each employer’s contractual contribution requirements

•	the investment returns of the plans

•	plan administrative costs

•	the number of employees and retirees participating in the plan who no longer have a contributing employer

•	the discount rate used to determine the funding status

•	the actuarial attributes of plan participants (such as age, estimated life and number of years until retirement)

If any of our multi-employer pension plans fails to:

•	meet minimum funding requirements

•	meet a required funding improvement or rehabilitation plan that the Pension Protection Act may require for certain of our underfunded plans

•	obtain from the IRS certain changes to or a waiver of the requirements in how the applicable plan calculates its funding levels or

•	reduce pension benefits to a level where the requirements are met the Pension Protection Act could require us to make additional contributions to the multi-employer pension plan from five to ten percent of the contributions that our collective bargaining agreement requires until the collective bargaining agreement expires.

If we fail to make our required contributions to a multi-employer plan under a funding improvement or rehabilitation plan or if the benchmarks that an applicable funding improvement plan provides are not met by the end of a prescribed period, the IRS could impose an excise tax on us with respect to the plan. These excise taxes are not contributed to the deficient funds, but rather are deposited in the United States general treasury funds.

Depending on the amount involved, a requirement to increase contributions beyond our contractually agreed rate or the imposition of an excise tax on us could have a material adverse impact on the financial results of YRC Worldwide.

The Central States Plan has applied for, and the IRS has granted, an extension on the amortization of its unfunded liabilities through 2014, subject to Central States Plan improving its funding levels during that period and certain other conditions. The company expects these funding levels and conditions could form the basis of a funding improvement or rehabilitation plan. Assuming that the Central States Plan meets these conditions, it is expected to meet the minimum funding requirements, as the IRS has modified them, through at least 2014, as well as a funding improvement plan. Absent the benefit of the amortization extension that the IRS has granted to the Central States Plan, the Company believes that the plan would not meet the minimum funding requirements that the Code and related regulations require and the ability for the Central States Plan trustees to adopt a funding improvement plan acceptable to the IRS would be uncertain.

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

In 2006, the Company revised the estimated useful lives and salvage values of certain classes of property and equipment to more appropriately reflect how the assets are expected to be used over time. During 2006, the Company increased revenue equipment lives to a range of ten to twenty years from three to fourteen years and modified certain salvage values. If the Company had not changed the estimated useful lives and salvage values of such property and equipment, additional depreciation expense of approximately $26.3 million would have been recorded during the year ended December 31, 2006. Accordingly, the changes in estimates resulted in an increase in income from continuing operations of approximately $26.3 million (a $16.0 million increase in net income) for the year ended December 31, 2006. The change in estimate also increased diluted earnings per share by $0.27 for the year ended December 31, 2006.

Goodwill and Indefinite Life Intangibles

Goodwill and indefinite life intangibles are reviewed at least annually for impairment, or more frequently if indicators of impairment exist. Goodwill is tested by comparing net book value of the reporting unit (identified as our reportable segments) to fair value. Indefinite life intangibles are tested by comparing book value to estimated fair value.

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

Management completed impairment analyses on both goodwill and indefinite life intangibles in the fourth quarter of 2006. These tests were performed internally. As of December 31, 2006 no impairment existed. However, our analysis also considered our investment in JHJ and its related fair value. Based on this analysis, we took an impairment charge of $2.4 million in December 2006.

New Accounting Pronouncements

In July, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the 2007 fiscal year with the cumulative effect of the change in accounting principle recorded as an adjustment to opening balance of retained earnings. While the Company has not finalized its analysis, the adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Outlook

In general, economists expect continued growth in capital spending during 2007, highlighted by a stable interest rate environment and healthy levels of business confidence supported by solid corporate balance sheets. Continued pressure on the housing market is expected at least through the first half of 2007, but with a muted effect on the overall economy due to expanding business conditions and a lower cost of energy. Our economic assumptions include year-over-year gains in the real gross domestic product of 2.0 to 2.5%; a slower pace than the previous year’s 3.0 to 3.5%. Management expects stable LTL pricing trends to continue during the upcoming year. We will continue to focus on achieving cost reductions available to us as a result of our combined organization. With our significant operating leverage, we are well positioned to take advantage of continued economic strength.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Position

We have exposure to a variety of market risks, including the effects of interest rates, foreign exchange rates and fuel prices.

Interest Rate Risk

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we historically utilized both fixed rate and variable rate financial instruments with varying maturities. At December 31, 2006, we had approximately 71% of our outstanding debt at fixed rates. If interest rates for our variable rate long-term debt had averaged 10% more during the year, our interest expense would have increased, and income before taxes would have decreased by $3.0 million for the year ended December 31, 2006.

The table below provides information regarding our interest rate risk related to fixed-rate debt as of December 31, 2006. Principal cash flows are stated in millions and weighted average interest rates are by contractual maturity. The fair values of our Roadway senior notes, USF senior notes and contingent convertible senior notes have been calculated based on the quoted market prices at December 31, 2006. The market price for the contingent convertible senior notes reflects the combination of debt and equity components of the convertible instrument.

(in millions)	2007	2008	2009	2010	2011	Thereafter	Total	Fair value
Fixed-rate debt	$—	$227.5	$101.0	$156.0	$—	$400.0	$884.5	$987.9
Average interest rate	—	8.22%	6.5%	8.41%	—	4.39%

Foreign Exchange Rates

Revenue, operating expenses, assets and liabilities of our Canadian, Mexican, Asian and United Kingdom subsidiaries are denominated in local currencies, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not material to our consolidated financial position or results of operations. During 2006 we entered into a foreign currency hedge which matured December 31, 2006. This instrument was to effectively hedge our exposure to foreign currency fluctuations on certain intercompany debt with GPS Logistics (EU) Limited, a wholly owned subsidiary. We have continued to hedge this exposure in 2007.

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

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(in thousands except per share data)	December 31, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$76,391	$82,361
Accounts receivable, less allowances of $35,742 and $31,999	1,190,818	1,164,383
Fuel and operating supplies	26,600	31,499
Deferred income taxes, net	134,739	104,591
Prepaid expenses	162,543	94,798

Total current assets	1,591,091	1,477,632

Property and Equipment:
Land	468,119	502,279
Structures	1,103,885	1,090,935
Revenue equipment	1,742,897	1,562,130
Technology equipment and software	283,193	229,209
Other	243,563	222,862

	3,841,657	3,607,415
Less – accumulated depreciation	(1,571,811)	(1,401,623)

Net property and equipment	2,269,846	2,205,792

Goodwill	1,326,583	1,230,781
Intangibles, net	691,417	713,677
Other assets	73,300	106,307

Total assets	$5,952,237	$5,734,189

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$397,586	$393,934
Wages, vacations and employees’ benefits	413,759	522,882
Claims and insurance accruals	189,657	201,279
Other current and accrued liabilities	134,467	171,709
Asset backed securitization (“ABS”) borrowings	225,000	374,970

Total current liabilities	1,360,469	1,664,774

Other Liabilities:
Long-term debt, less current portion	1,058,496	1,113,085
Deferred income taxes, net	609,193	387,220
Pension and postretirement	349,723	258,097
Claims and other liabilities	381,807	374,525
Commitments and Contingencies
Shareholders’ Equity:
Common stock, $1 par value per share – authorized 120,000 shares, issued 60,876 and 60,450 shares	60,876	60,450
Preferred stock, $1 par value per share – authorized 5,000 shares, none issued	—	—
Capital surplus	1,180,578	1,154,654
Retained earnings	1,115,246	838,614
Accumulated other comprehensive loss	(54,534)	(27,610)
Treasury stock, at cost (3,679 and 3,158 shares)	(109,617)	(89,620)

Total shareholders’ equity	2,192,549	1,936,488

Total liabilities and shareholders’ equity	$5,952,237	$5,734,189

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands except per share data)	2006	2005	2004
Operating Revenue	$9,918,690	$8,741,557	$6,767,485

Operating Expenses:
Salaries, wages and employees’ benefits	5,735,720	5,111,113	4,172,144
Operating expenses and supplies	1,819,030	1,438,426	1,011,864
Purchased transportation	1,090,504	991,157	752,788
Depreciation and amortization	274,184	250,562	171,468
Other operating expenses	435,876	406,348	302,167
Gains on property disposals, net	(8,360)	(5,388)	(4,547)
Reorganization and acquisition charges	26,302	13,029	—

Total operating expenses	9,373,256	8,205,247	6,405,884

Operating income	545,434	536,310	361,601

Nonoperating (Income) Expenses:
Interest expense	87,760	63,371	43,954
Interest income	(3,127)	(3,506)	(2,080)
Write off debt issuance costs	—	—	18,279
Other	4,845	4,182	3,785

Nonoperating expenses, net	89,478	64,047	63,938

Income Before Income Taxes	455,956	472,263	297,663
Income Tax Provision	179,324	184,133	113,336

Net Income	$276,632	$288,130	$184,327

Weighted Average Common Shares Outstanding - Basic	57,361	54,358	48,149
Weighted Average Common Shares Outstanding - Diluted	58,339	56,905	49,174

Basic Earnings Per Share	$4.82	$5.30	$3.83

Diluted Earnings Per Share	$4.74	$5.07	$3.75

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands except per share data)	2006	2005	2004
Operating Activities:
Net income	$276,632	$288,130	$184,327
Noncash items included in net income:
Depreciation and amortization	274,184	250,562	171,468
Deferred debt issuance cost write off	—	—	18,279
Deferred income tax provision, net	161,223	52,600	17,996
Loss on sale of subsidiary	2,843	—	—
Gains on property disposals, net	(8,360)	(5,388)	(4,547)
Other noncash items	9,315	7,093	8,581
Changes in assets and liabilities, net:
Accounts receivable	(26,292)	(68,395)	(70,230)
Accounts payable	(9,618)	(13,185)	34,284
Other operating assets	(59,514)	(7,882)	(30,384)
Other operating liabilities	(88,109)	(5,858)	105,944

Net cash provided by operating activities	532,304	497,677	435,718

Investing Activities:
Acquisition of property and equipment	(377,687)	(304,718)	(201,818)
Proceeds from disposal of property and equipment	74,630	48,283	37,529
Acquisition of companies	(25,627)	(753,892)	(10,463)
Investment in affiliate	—	(46,043)	—
Other	(287)	12,075	4,494

Net cash used in investing activities	(328,971)	(1,044,295)	(170,258)

Financing Activities:
ABS borrowings, net	(149,970)	374,970	(71,500)
Issuance of long-term debt	—	190,561	—
Debt issuance costs	—	(4,245)	(2,938)
Repayment of long-term debt	(45,022)	—	(175,044)
Treasury stock purchases	(19,997)	(49,999)	—
Proceeds from exercise of stock options	5,686	11,203	15,859
Other	—	—	(514)

Net cash (used in) provided by financing activities	(209,303)	522,490	(234,137)

Net Increase (Decrease) In Cash and Cash Equivalents	(5,970)	(24,128)	31,323

Cash and Cash Equivalents, Beginning of Year	82,361	106,489	75,166

Cash and Cash Equivalents, End of Year	$76,391	$82,361	$106,489

Supplemental Cash Flow Information:
Income taxes paid, net	$109,500	$100,354	$85,316
Interest paid	90,072	62,145	59,044
Issuance of common stock for USF acquisition	—	448,125	—
Employer 401(k) contributions settled in common stock	7,383	8,332	10,628

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands except per share data)	2006	2005	2004
Common Stock
Beginning balance	$60,450	$51,303	$50,146
Exercise of stock options	185	368	766
Issuance of equity awards, net	64	23	428
Issuance of common stock for acquisition	—	9,020	—
Employer contribution to 401(k) plan	177	138	—
Other	—	(402)	(37)

Ending balance	60,876	60,450	51,303

Capital Surplus
Beginning balance	1,154,654	684,025	653,172
Exercise of stock options, including tax benefits	5,501	10,836	19,634
Share-based compensation	12,265	10,890	6,216
Issuance of common stock for acquisition	—	439,105	—
Employer contribution to 401(k) plan	7,206	7,767	4,867
Other, net	952	2,031	136

Ending balance	1,180,578	1,154,654	684,025

Retained Earnings
Beginning balance	838,614	550,484	366,157
Net income	276,632	288,130	184,327

Ending balance	1,115,246	838,614	550,484

Accumulated Other Comprehensive Loss
Beginning balance	(27,610)	(33,159)	(23,167)
Adjustment to initially apply SFAS No. 158, net of tax	(56,505)	—	—
Underfunded pension liability adjustment	28,000	3,371	(16,761)
Foreign currency translation adjustments	1,581	2,178	6,769

Ending balance	(54,534)	(27,610)	(33,159)

Treasury Stock, At Cost
Beginning balance	(89,620)	(38,462)	(44,223)
Treasury stock purchases	(19,997)	(49,999)	—
Employer contribution to 401(k) plan	—	427	5,761
Forfeited equity awards	—	(1,586)	—

Ending balance	(109,617)	(89,620)	(38,462)

Total Shareholders’ Equity	$2,192,549	$1,936,488	$1,214,191

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF COMPREHENSIVE INCOME

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands except per share data)	2006	2005	2004
Net income	$276,632	$288,130	$184,327

Other comprehensive income (loss), net of tax:
Underfunded pension liability adjustment	28,000	3,371	(16,761)
Foreign currency translation adjustments	1,581	2,178	6,769

Other comprehensive income (loss)	29,581	5,549	(9,992)

Comprehensive income	$306,213	$293,679	$174,335

The notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

YRC Worldwide Inc. and Subsidiaries

Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. The Company adopted the name YRC Worldwide in January 2006 to reflect the fact that its services have expanded to encompass logistics as well as global, national and regional transportation. Our operating subsidiaries include the following:

•

Yellow Transportation, Inc. (“Yellow Transportation”) is a leading transportation services provider that offers a full range of regional, national and international services for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. Approximately 44% of Yellow Transportation shipments are completed in two days or less. In addition to the United States, Yellow Transportation also serves parts of Canada, Mexico and Puerto Rico.

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

•

YRC Regional Transportation, Inc. (“Regional Transportation”) is a holding company for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of New Penn Motor Express, Inc. (“New Penn”), USF Holland Inc. and USF Reddaway Inc., which provide regional, next-day ground services through a network of facilities located across the United States (“U.S.”); Quebec, Canada; Mexico and Puerto Rico. USF Glen Moore Inc., a provider of truckload services throughout the U.S., is also a subsidiary of Regional Transportation. Approximately 90% of Regional Transportation LTL shipments are completed in two days or less. In 2006, Regional Transportation also included USF Bestway Inc. In February 2007, we consolidated the majority of USF Bestway’s operations into USF Reddaway.

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

Principles of Consolidation and Summary of Accounting Policies

The accompanying consolidated financial statements include the accounts of YRC Worldwide Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We report on a calendar year basis. The quarters of the YRC Regional Transportation companies (with the exception of New Penn) consist of thirteen weeks that end on a Saturday either before or after the end of March, June and September, whereas all other operating segment quarters end on the natural calendar quarter end. Investments in non-majority owned affiliates where YRC Worldwide exercises significant influence and the entity is either not a variable interest entity or YRC Worldwide is not the primary beneficiary are accounted for on the equity method. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

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

At December 31, 2006, approximately 70% of our labor force is subject to collective bargaining agreements, which predominantly expire in 2008.

Revenue Recognition

For shipments in transit, Yellow Transportation, Roadway and Regional Transportation record revenue based on the percentage of service completed as of the period end and accrue delivery costs as incurred. In addition, Yellow Transportation, Roadway and Regional Transportation recognize revenue on a gross basis because the entities are the primary obligors even when they use other transportation service providers who act on their behalf. Yellow Transportation, Roadway and Regional Transportation remain responsible to their customers for complete and proper shipment, including the risk of physical loss or damage of the goods and cargo claims issues. We assign pricing to bills of lading at the time of shipment based primarily on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. At various points throughout our process, incorrect ratings could be identified based on many factors, including weight verifications or updated customer discounts. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. We accrue a reserve for rerating based on historical trends.

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

Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires companies to recognize all derivative financial instruments as either assets or liabilities at their fair value. During 2006, we entered into a forward contract to hedge our exposure to foreign currency risk related to an intercompany note between a United States subsidiary and a United Kingdom subsidiary. This contract expired December 31, 2006 and did not have a material impact to our operations. We have continued to hedge this exposure in 2007.

Claims and Insurance Accruals

Claims and insurance accruals, both current and long-term, reflect the estimated cost of claims for workers’ compensation, cargo loss and damage, and property damage and liability that insurance does not cover. We base reserves for workers’ compensation and property damage and liability claims primarily upon actuarial analyses that independent actuaries prepare. These reserves are discounted to present value using a risk-free rate at the date of occurrence. The risk-free rate is the U.S. Treasury rate for maturities that match the expected payout of such claims. The process of determining reserve requirements utilizes historical trends and involves an evaluation of accident frequency and severity, claims management, changes in health care costs and certain future administrative costs. The effect of future inflation for costs is implicitly considered in the actuarial analyses. Adjustments to previously established reserves are included in operating results in the year of adjustment. As of December 31, 2006 and 2005, we had $504.4 million and $499.9 million accrued for claims and insurance.

During the year ended December 31, 2006, we received $4.0 million of business-interruption insurance recoveries related to the August 2005 hurricane Katrina. This amount has been classified as revenue in the accompanying consolidated statement of operations for our Roadway segment.

Stock-Based Compensation

YRC Worldwide has various stock-based employee compensation plans, which are described more fully in the “Stock Compensation Plans” note. We have a long-term incentive and equity award plan, which is shareholder approved, that authorized the issuance of up to a total of 3.43 million shares and provides for awards to be made in cash and performance share units at the discretion of the Board of Directors. Though not widely used, this plan also provides for the award of options. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as amended (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost relative to options was recognized in the Statements of Operations for the years ended December 31, 2005 or 2004, as all options granted under our plan had an exercise price equal to the market value of the underlying common stock on the date of grant. During the years ended December 31, 2005 and 2004, we recognized expense for performance share units (“nonvested shares”) on a straight-line basis over the respective vesting period and performance period, if applicable, based on the grant date fair value. Effective, January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, in addition to the compensation costs related to nonvested shares, compensation cost recognized during the year ended December 31, 2006 also includes: (a) compensation cost for all share-based payments (i.e. options) granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, if any, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before income taxes is $1.3 million lower for the year ended December 31, 2006, and net income is $0.8 million lower for the year ended December 31, 2006, than if we had continued to account for share-based compensation under APB 25. The impact of the adoption of SFAS No. 123(R) on basic and diluted earnings per share for the year ended December 31, 2006 is $0.01 per share.

Option Value Information

We estimated the pro forma calculations in the table below using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004
Dividend yield	—%	—%
Expected volatility	34.0%	45.2%
Risk-free interest rate	4.4%	2.6%
Expected option life (years)	2.7	3.6
Fair value per option	$11.62	$12.61

Pro forma information is not presented for 2006 as we adopted SFAS No. 123(R) and would have recorded expense for any option awards. No such options were awarded during 2006.

Pro Forma Information

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, to options granted under our long-term incentive and equity award plan. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

(in millions except per share data)	2005	2004
Net income – as reported	$288.1	$184.3
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.0)	(1.6)

Pro forma net income	$287.1	$182.7

Basic earnings per share
Net income – as reported	$5.30	$3.83
Net income – pro forma	5.28	3.80

Diluted earnings per share:
Net income – as reported	$5.07	$3.75
Net income – pro forma	5.05	3.72

Property and Equipment

YRC Worldwide carries property and equipment at cost less accumulated depreciation. We compute depreciation using the straight-line method based on the following service lives:

Years
Structures	10 – 33.5
Revenue equipment	10 – 20
Technology equipment and software	3 – 7
Other	3 – 10

We charge maintenance and repairs to expense as incurred, and capitalize replacements and improvements when these costs extend the useful life of the asset. We utilize certain terminals and equipment under operating leases. Leasehold improvements are capitalized and amortized over the original lease term.

Our investment in technology equipment and software consists primarily of advanced customer service and freight management equipment and related software. We capitalize certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software, payroll and payroll-related costs for employees directly associated with the project. For the years ended December 31, 2006, 2005 and 2004, we capitalized $14.7 million, $8.2 million, and $7.3 million, respectively, which were primarily payroll and payroll-related costs.

In 2006, we revised the estimated useful lives and salvage values of certain classes of property and equipment to more appropriately reflect how the assets are expected to be used over time. As a result, we increased revenue equipment lives to a range of ten to twenty years from three to fourteen years and modified certain salvage values. If we had not changed the estimated useful lives and salvage values of such property and equipment, additional depreciation expense of approximately $26.3 million would have been recorded during the year ended December 31, 2006. Accordingly, the changes in estimates resulted in an increase in income from continuing operations of approximately $26.3 million (a $16.0 million increase in net income) for the year ended December 31, 2006. The change in estimate also increased diluted earnings per share by $0.27 for the year ended December 31, 2006.

For the years ended December 31, 2006, 2005, and 2004, depreciation expense was $251.7 million, $232.1 million, and $158.1 million, respectively.

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

Asset Retirement Obligations

We record estimated liabilities for the cost to remove underground storage tanks and to return leased property to its original condition at the end of a lease term. Revisions to these liabilities for such costs may occur due to changes in the estimates for fuel tank removal costs and real property lease restoration costs, or changes in regulations or agreements affecting these obligations. Our accrual also includes amounts for restoration of U.S. federal “Superfund” sites. When we have been identified as a potentially responsible party in a Superfund site, we accrue our share of the estimated remediation costs of the site based on the ratio of the estimated volume of waste contributed to the site by us to the total volume of waste at the site. At December 31, 2006 and 2005, our estimated asset retirement obligations totaled $7.2 million and $5.4 million, respectively.

Reorganization and Acquisition Charges

Reorganization and acquisition charges in 2006 included $10.2 million in restructuring costs related to a reduction in workforce, $13.3 million due to the unsuccessful abatement of a multi-employer pension plan withdrawal liability related to USF Red Star and $2.8 million related to the loss on the sale of MIQ China. Reorganization and acquisition charges in 2005 included $4.0 million in executive severance, $6.4 million in operational shutdown costs, and $2.6 million in restructuring costs related primarily to the acquisition of USF Corporation (“USF”).

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

Pursuant to the Merger, each share of common stock of USF was converted into the right to receive $29.25 in cash and 0.31584 shares of YRC Worldwide common stock, resulting in consideration of approximately $835.4 million in cash and 9 million shares for a total purchase price of $1.3 billion. The purchase price also included approximately $14.6 million for investment banking, legal and accounting fees that YRC Worldwide incurred to consummate the acquisition, resulting in total cash consideration of $743.1 million, net of cash acquired. The cash portion of the merger consideration was financed with a combination of proceeds from the issuance of floating rate notes, borrowings under our ABS facility, and cash on hand.

The final allocation of the total consideration for the USF acquisition is as follows (in millions):

Current assets, net of cash acquired of $106.9 million	$349.5
Property and equipment	751.1
Goodwill	695.5
Intangible assets	253.0
Other assets	19.1
Current liabilities	(410.0)
Long-term debt ($250 million principal)	(272.2)
Other liabilities	(194.8)

Net assets acquired	$1,191.2

Of the $253.0 million of acquired intangible assets, $156.4 million was assigned to trade names that are not subject to amortization. The remaining $96.6 million of acquired intangible assets has a weighted-average useful life of approximately thirteen years. The intangible assets that make up that amount include customer relationships of $88.4 million (fourteen-year weighted average useful life) and computer software of $8.2 million (five-year weighted average useful life). The $695.5 million of goodwill was assigned to the Regional Transportation and Meridian IQ segments in the amounts of $585.5 million and $110.0 million, respectively. None of the goodwill is expected to be deductible for tax purposes.

In connection with the acquisition and our overall business strategy, on June 20, 2005 we announced the planned shut down of USF Dugan Inc., a subsidiary of USF, effective July 11, 2005. Additionally, we have significantly reduced the personnel requirements in Chicago, IL, USF’s former headquarters and centralized several support services functions. As a result of these planned events, we incurred $45.6 million in 2005 and an additional $8.4 million in 2006 of restructuring costs as a result of severance (administrative, sales and operations personnel primarily from USF Dugan and the USF corporate office) and contract terminations. We have recognized these costs as a liability assumed as of the acquisition date, resulting in additional goodwill. These restructuring costs consisted of $30.9 million of employee termination (including wages, health benefits and outplacement services) for approximately 1,720 employees and $23.1 million for contract terminations and other closure activities. All of these restructuring items were contemplated at the acquisition date and were effectuated within one year of the acquisition in accordance with purchase accounting requirements. During the year ended December 31, 2005, we paid $37.9 million of restructuring costs resulting in a $7.7 million accrued liability at December 31, 2005. During the year ended December 31, 2006, we paid $8.6 million in restructuring costs resulting in a $7.5 million accrued liability at December 31, 2006.

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the USF acquisition had occurred as of the beginning of the periods presented for the year ended December 31.

(in millions except per share data)	2005	2004
Revenue	$9,699.8	$9,162.1
Net income	269.0	195.3
Diluted earnings per share	$4.45	$3.36

The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to interest expense and amortization expense, net of tax. Included in the pro forma results for the year ended December 31, 2005 is approximately $18.3 million ($11.0 million net of tax) of acquisition charges that USF incurred that are considered unusual. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of YRC Worldwide that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of YRC Worldwide.

GPS Logistics, LLC

In March 2005, Meridian IQ exercised and closed its option to purchase GPS Logistics Group Ltd., the Asian freight forwarding operations of GPS Logistics and in turn, made a payment of $5.7 million ($3.2 million net of cash acquired). Under the terms of the original purchase agreement, this payment was subject to subsequent upward and downward adjustments based on the financial performance of the Asia business through March 2007. Additional earn-out payments could have been required based on the financial performance of the Asia business during the period March 2007 to March 2009. In January 2006, Meridian IQ paid an additional $11.1 million and issued a promissory note in the amount of $10.8 million representing a buyout of all aforementioned earn-out arrangements and potential purchase price adjustments. These amounts were allocated to goodwill in the consolidated balance sheet. The pro forma effect of this acquisition is not material to our results of operations. The $10.8 million promissory note was paid in full in December 2006.

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

In September 2004, MIQ LLC paid an additional $3.7 million to the former owner of GPS Logistics (EU) Limited, which represented a hold-back payment in accordance with the terms of the February 2004 transaction. This amount has been allocated to goodwill in the accompanying financial statements. In May 2006, MIQ LLC paid an additional $2.5 million which represented an earn-out payment. This amount has been allocated to goodwill in the accompanying financial statements. A final earn-out payment could be required based on the twelve month results ending February 28, 2007 and February 29, 2008.

JHJ International Transportation Co., Ltd.

On September 1, 2005, we completed the purchase of a 50% equity interest in JHJ International Transportation Co., Ltd., (“JHJ”), a Shanghai, China-based freight forwarder, with a purchase price of $46 million including transaction costs which is presented in other assets in the consolidated balance sheet. The Company accounts for it’s ownership in JHJ using the equity method of accounting. As of December 31, 2006, the excess of the Company’s investment over the Company’s interest in JHJ’s equity is approximately $43 million. As part of our impairment review process, we determined the fair value of our investment in JHJ was overstated and as such, we took an impairment charge of $2.4 million in December 2006. This amount is included in other nonoperating expense in the accompanying consolidated statement of operations.

Other

In June 2006, Meridian IQ acquired a company in Chile and formed a company in Colombia, in each case to support contractual customer activities. The collective purchase price and formation costs are not significant, and the pro forma effects of this activity are not material to our results of operations.

In September 2006, Meridian IQ sold Meridian IQ China Co., Ltd., (“MIQ China”) a 100% owned subsidiary that conducted a freight forwarding business in mainland China, to JHJ International Transportation Co., Ltd., an entity in which the Company owns a 50% equity interest. The proceeds, in the form of a promissory note, were approximately $4.0 million and resulted in a loss on disposition of approximately $2.8 million. Payment on the promissory note was received in full in December 2006.

Goodwill and Intangibles

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. In accordance with SFAS No. 142, we review goodwill at least annually for impairment based on a fair value approach. During the fourth quarter of 2006, we completed our annual impairment testing of goodwill and tradenames, which are deemed to have indefinite lives, and determined there was no impairment.

The following table shows the changes in the carrying amount of goodwill attributable to each applicable segment:

(in millions)	Roadway	Regional Transportation	Meridian IQ	Total
Balances at December 31, 2004	$545.2	$58.6	$28.3	$632.1
Goodwill resulting from acquisitions	—	467.4	137.4	604.8
Tax related purchase accounting adjustments	(6.0)	—	—	(6.0)
Changes in foreign currency exchange rates	0.7	—	(0.8)	(0.1)

Balances at December 31, 2005	$539.9	$526.0	$164.9	$1,230.8
Final purchase price allocation	—	118.1	(21.4)	96.7
Goodwill resulting from acquisitions	—	—	25.3	25.3
Disposition of Meridian IQ China	—	—	(6.4)	(6.4)
Tax related purchase accounting adjustments	(9.1)	(8.4)	(3.5)	(21.0)
Change in foreign currency exchange rates	0.1	—	1.1	1.2

Balances at December 31, 2006	$530.9	$635.7	$160.0	$1,326.6

During 2006 and 2005, adjustments were made to deferred taxes at Roadway, Regional Transportation and USF Logistics (a part of Meridian IQ) relating to pre-acquisition balances. In accordance with purchase accounting rules, these adjustments were offset to goodwill.

During the six months ended June 30, 2006, we finalized the purchase price allocation for the USF acquisition. As a part of this process, additional amounts were recognized as goodwill including approximately $55.1 million related to deferred taxes, $8.4 million of restructuring charges and $4.3 million related to the USF Red Star multi-employer pension plan withdrawal liabilities (See Certain Commitments, Contingencies and Uncertainties footnote). Additionally, the allocation of goodwill between USF Logistics and the remaining USF companies was finalized resulting in a $28.2 million reclassification from USF Logistics (a part of the Meridian IQ segment) to the remaining USF companies (a part of the Regional Transportation segment). The final purchase price allocation also resulted in additional deferred taxes of $4.0 million for USF Logistics. Goodwill resulting from acquisitions during the year ended December 31, 2006 included $21.9 million related to GPS Asia and $2.5 million GPS Logistics (EU) Limited contractual payments. Both of these transactions are included in the Meridian IQ Segment.

The components of amortizable intangible assets are as follows at December 31:

		2006		2005
(in millions)	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	15	$214.0	$34.9	$214.3	$20.6
Marketing related	5	4.4	1.6	3.6	0.8
Technology based	4	25.6	19.4	25.7	12.6

Intangible assets		$244.0	$55.9	$243.6	$34.0

Total marketing related intangible assets with indefinite lives, primarily tradenames, were $503.3 million and $504.1 million as of December 31, 2006 and 2005, respectively. These intangible assets are not subject to amortization, but are subjected to the impairment test previously discussed. During 2005, the acquisition of USF included customer related intangibles of $88.4 million, technology based intangibles of $8.2 million and tradenames of $156.4 million.

Amortization expense, recognized on a straight line basis, for intangible assets was $22.5 million, $18.5 million and $13.4 million for the years ending December 31, 2006, 2005 and 2004, respectively. Estimated amortization expense for the next five years is as follows:

(in millions)	2007	2008	2009	2010	2011
Estimated amortization expense	$16.0	$15.7	$15.6	$14.0	$13.3

Employee Benefits

Pension and Other Postretirement Benefit Plans

Qualified and Nonqualified Defined Benefit Pension Plans

With the exception of Meridian IQ, Regional Transportation, Reimer and certain of our foreign subsidiaries, YRC Worldwide and its operating subsidiaries sponsor qualified and nonqualified defined benefit pension plans for most employees not covered by collective bargaining agreements (approximately 8,000 employees). Qualified and nonqualified pension benefits are based on years of service and the employees’ covered earnings. Employees covered by collective bargaining agreements participate in various multi-employer pension plans to which YRC Worldwide contributes, as discussed later in this section. Meridian IQ and Regional Transportation do not offer defined benefit pension plans and instead offer retirement benefits through either contributory 401(k) savings plans or profit sharing plans, as discussed later in this section. Effective January 1, 2004, all new U.S. salaried nonunion employees (except those currently participating in other profit sharing plans) and all Meridian IQ employees participate in a new defined contribution retirement plan. The existing YRC Worldwide defined benefit pension plans are closed to new participants.

Our actuarial valuation measurement date for our principle pension plans and postretirement benefit plan is December 31.

Other Postretirement Benefit Plan

Roadway sponsors a postretirement healthcare benefit plan that covers nonunion employees of Roadway hired before February 1, 1997. Health care benefits under this plan end when the participant attains age 65.

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

Adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R)”

On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in the December 31, 2006 balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs remaining from the initial adoption of SFAS No. 87, both of which were previously netted against the plan’s funded status in the Company’s balance sheet pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension costs in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s consolidated balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods. Had the Company not been required to adopt SFAS No. 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS No. 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Application of SFAS No. 158.”

	At December 31, 2006
(in millions)	Prior to Application of SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported at December 31, 2006
Intangible asset	$9.2	$(9.2)	$—
Pension and postretirement liabilities	(256.9)	(80.3)	(337.2)
Deferred income tax asset	3.7	33.0	36.7
Accumulated other comprehensive loss	$(5.7)	$(56.5)	$(62.2)

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $6.4 million ($3.9 million, net of tax) and unrecognized actuarial losses of $92.5 million ($56.1 million, net of tax). The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2007 is $1.4 million ($0.9 million net of tax) and $6.8 million ($4.1 million net of tax), respectively.

Funded Status

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the year ended December 31, 2006 and the accumulated benefit obligation at December 31, 2006 is as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at prior year end	$1,110.8	$1,047.9	$34.7	$37.9
Service cost	44.2	42.8	0.5	0.6
Interest cost	63.4	60.4	1.9	1.9
Plan amendment	(2.6)	0.3	—	0.9
Participant contributions	—	—	1.4	0.7
Benefits paid	(82.3)	(50.9)	(4.3)	(3.3)
Foreign exchange rate loss	—	0.2	—	—
Actuarial (gain) loss	(28.7)	10.1	0.2	(4.0)

Benefit obligation at year end	$1,104.8	$1,110.8	$34.4	$34.7

Change in plan assets:
Fair value of plan assets at prior year end	$714.6	$673.3	$—	$—
Actual return on plan assets	97.6	41.8	—	—
Employer contributions	72.1	50.1	2.9	2.6
Participant contributions	—	—	1.4	0.7
Benefits paid	(82.3)	(50.9)	(4.3)	(3.3)
Foreign exchange rate loss	—	0.3	—	—

Fair value of plan assets at year end	$802.0	$714.6	$—	$—

Funded status at year end	$(302.8)	$(396.2)	$(34.4)	$(34.7)

The underfunded status of the plans of $337.2 million at December 31, 2006 is recognized in the accompanying consolidated balance sheet as shown in the table below. No plan assets are expected to be returned to the Company during the fiscal year-ended December 31, 2007.

Benefit Plan Obligations

Amounts recognized in the Consolidated Balance Sheets at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2006	2005	2006	2005
Noncurrent assets	$5.0	$7.4	$—	$—
Current liabilities	1.0	68.9	—	—
Noncurrent liabilities	$306.8	$210.1	$34.4	$38.8

Amounts recognized in accumulated other comprehensive income at December 31 consist of:

	Pension Benefits 2006	Other Postretirement Benefits 2006
(in millions)
Net actuarial loss (gain)	$97.0	$(4.5)
Prior service cost	5.9	0.5

	$102.9	$(4.0)

The total accumulated benefit obligation for all plans was $979.0 million and $948.1 million at December 31, 2006 and 2005, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

(in millions)	2006	2005
Projected benefit obligation	$1,098.5	$1,104.0
Accumulated benefit obligation	939.3	942.5
Fair value of plan assets	790.7	703.9

Weighted average actuarial assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Discount rate	6.12%	5.75%	6.12%	5.75%
Rate of increase in compensation levels	3.77%	3.77%	—	—

The discount rate refers to the interest rate used to discount the estimated future benefit payments earned to their present value, also referred to as the benefit obligation. The discount rate allows us to calculate what it would cost to settle the pension obligations as of the measurement date, December 31, and impacts the following year’s pension cost. We determine the discount rate by choosing a portfolio of high quality (those rated AA- or higher by Standard & Poors) non-callable bonds such that the coupons and maturities approximate our expected benefit payments. When developing the bond portfolio, there are some years when benefit payments are expected with no corresponding bond maturing. In these instances, we estimated the appropriate bond by interpolating yield characteristics between the bond maturing in the immediately proceeding year and the bond maturing in the next available year. This analysis is performed on a biannual basis.

Future Contributions and Benefit Payments

We expect to contribute approximately $132.3 million to our pension plans in 2007.

Expected benefit payments for each of the next five years ended December 31 are as follows:

(in millions)	2007	2008	2009	2010	2011	2012-2016
Expected benefit payments	$44.3	$48.0	$53.2	$59.3	$65.0	$430.9

Pension and Other Postretirement Costs

The components of our net periodic pension cost, other postretirement costs and other amounts recognized in other comprehensive income for the years ended December 31, 2006, 2005 and 2004, were as follows:

	Pension Costs			Other Postretirement Costs
(in millions)	2006	2005	2004	2006	2005	2004
Net periodic benefit cost:
Service cost	$44.2	$42.8	$39.2	$0.5	$0.6	$0.8
Interest cost	63.4	60.4	57.1	1.9	1.9	2.2
Expected return on plan assets	(59.0)	(55.8)	(53.0)	—	—	—
Amortization of prior service cost	1.5	1.5	1.4	0.2	0.2	—
Amortization of net loss	11.4	10.7	5.5	(0.1)	(0.2)	—

Net periodic pension cost	$61.5	$59.6	$50.2	$2.5	$2.5	$3.0

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$(48.5)			$(0.2)
Prior service cost	4.1			0.2

Total recognized in other comprehensive income	(44.4)			—

Total recognized in net periodic benefit cost and other comprehensive income	$17.1			$2.5

Weighted average assumptions for the years ended December 31:
Discount rate	5.75%	5.75%	6.25%	5.75%	5.75%	6.25%
Rate of increase in compensation levels	3.77%	3.77%	3.77%	—	—	—
Expected rate of return on assets	8.75%	8.75%	8.75%	—	—	—

We believe our 2006 expected rate of return of 8.75% is appropriate based on our historical experience in the plans’ investment portfolio as well as a review of other objective indices. Although plan investments are subject to short-term market volatility, we believe they are well diversified and closely managed. Our asset allocation as of December 31, 2006 consisted of 65% in equities, 29% in debt securities, 5% in real estate and 1% in other investments. Our asset allocation as of December 31, 2005 consisted of 60% in equities, 30% in debt securities, 5% in real estate and 5% in other investments. These allocations are consistent with the targeted long-term asset allocation for the plans. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately. The pension trust holds no YRC Worldwide securities.

Other Postretirement Benefit Plans

Assumed health care cost trend rates at December 31 are as follows:

	2006	2005
Health care cost trend used in the current year	9.0%	10.0%
Health care cost trend rate assumed for next year	8.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2010	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. The policy of Roadway, the plan sponsor, regarding the management of health care costs passes the increase beyond a fixed threshold to the plan participants. As a result, a one percentage point increase in the assumed health care cost trend rate would have no effect on the accumulated postretirement benefit obligation or the service and the interest cost components.

A one-percentage-point decrease in assumed health care cost trend rates would have the following effects:

(in millions)	2006
Effect on total of service and interest cost	$0.1
Effect on postretirement benefit obligation	2.0

The estimated employer contributions during the year ended December 31, 2007 are approximately $4.2 million.

Expected benefit payments for each of the next five years ended December 31 are as follows:

(in millions)	2007	2008	2009	2010	2011	2012-2016
Expected benefit payments	$4.2	$4.1	$4.4	$4.5	$4.7	$17.7

Executive Supplemental Retirement Benefits

We maintain individual benefit arrangements for a limited number of current and former senior executives that is accounted for in accordance with APB No. 12, “Deferred Compensation Contracts”. The obligation is unfunded and is actuarially determined using a discount rate of 8.25%, a lump sum rate based on the Moody’s bond rate and the 83GAM mortality table. At December 31, 2006 and 2005, we have accrued $8.5 million and $6.4 million, respectively, for this plan. The accrual is classified in noncurrent pension and postretirement liabilities in the accompanying balance sheets.

Multi-Employer Plans

Yellow Transportation, Roadway, New Penn, USF Bestway, USF Holland and USF Reddaway contribute to approximately 90 separate multi-employer health, welfare and pension plans for employees that our collective bargaining agreements cover (approximately 70% of total YRC Worldwide employees), including 20 pension plans. The largest of these pension plans, the Central States Southeast and Southwest Areas Pension Plan (the “Central States Plan”), provides retirement benefits to approximately 41% of our total employees. Our labor agreements with the International Brotherhood of Teamsters (“IBT”) determine the amounts of these contributions. The pension plans provide defined benefits to retired participants. We recognize as net pension cost the contractually required contribution for the period and recognize as a liability any contributions due and unpaid. We do not directly manage multi-employer plans. The trusts covering these plans are generally managed by trustees, half of whom the IBT appoints and half of whom various contributing employers appoint. YRC Worldwide expensed the following amounts to these plans for the years ended December 31:

(in millions)	2006	2005	2004
Health and welfare	$549.5	$500.2	$421.4
Pension	542.0	472.7	378.0

Total	$1,091.5	$972.9	$799.4

Under current law regarding multi-employer pension plans, a termination, withdrawal or significant partial withdrawal from any multi-employer plan in an under-funded status would render us liable for a proportionate share of the multi-employer plans’ unfunded vested liabilities. This potential unfunded pension liability also applies to other contributing employers, including our unionized competitors who contribute to multi-employer plans. The plan administrators and trustees do not routinely provide us with current information regarding the amount of each multi-employer pension plan’s funding. However, based on publicly available information, which is often dated, and on the limited information available from plan administrators or plan trustees, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal or termination from all of the multi-employer pension plans to which we contribute would be in a range from $3.0 billion to $4.0 billion on a pre-tax basis. The increase in this estimated range from 2005 reflects a change by the Central States Plan to a more current mortality table in the determination of their unfunded vested benefit liability. Yellow Transportation, Roadway and the applicable subsidiaries of Regional Transportation have no current intention of taking any action that would subject us to withdrawal obligations. If the company did incur withdrawal liabilities, those amounts would generally be payable over periods of up to 20 years.

In 2006, the Pension Protection Act became law and modified both the Internal Revenue Code (as amended, the “Code”) as it applies to multi-employer pension plans and the Employment Retirement Income Security Act of 1974 (as amended, “ERISA”). The Code and ERISA (in each case, as so modified) and related regulations establish minimum funding requirements for multi-employer pension plans. The funding status of these plans is determined by the following factors:

•	the number of participating active and retired employees

•	the number of contributing employers

•	the amount of each employer’s contractual contribution requirements

•	the investment returns of the plans

•	plan administrative costs

•	the number of employees and retirees participating in the plan who no longer have a contributing employer

•	the discount rate used to determine the funding status

•	the actuarial attributes of plan participants (such as age, estimated life and number of years until retirement)

If any of our multi-employer pension plans fails to:

•	meet minimum funding requirements

•	meet a required funding improvement or rehabilitation plan that the Pension Protection Act may require for certain of our underfunded plans

•	obtain from the IRS certain changes to or a waiver of the requirements in how the applicable plan calculates its funding levels or

•	reduce pension benefits to a level where the requirements are met the Pension Protection Act could require us to make additional contributions to the multi-employer pension plan from five to ten percent of the contributions that our collective bargaining agreement requires until the collective bargaining agreement expires.

If we fail to make our required contributions to a multi-employer plan under a funding improvement or rehabilitation plan or if the benchmarks that an applicable funding improvement plan provides are not met by the end of a prescribed period, the IRS could impose an excise tax on us with respect to the plan. These excise taxes are not contributed to the deficient funds, but rather are deposited in the United States general treasury funds.

Depending on the amount involved, a requirement to increase contributions beyond our contractually agreed rate or the imposition of an excise tax on us could have a material adverse impact on the financial results of YRC Worldwide.

The Central States Plan has applied for, and the IRS has granted, an extension on the amortization of its unfunded liabilities through 2014, subject to Central States Plan improving its funding levels during that period and certain other conditions. The company expects these funding levels and conditions could form the basis of a funding improvement or rehabilitation plan. Assuming that the Central States Plan meets these conditions, it is expected to meet the minimum funding requirements, as the IRS has modified them, through at least 2014, as well as a funding improvement plan. Absent the benefit of the amortization extension that the IRS has granted to the Central States Plan, the Company believes that the plan would not meet the minimum funding requirements that the Code and related regulations require and the ability for the Central States Plan trustees to adopt a funding improvement plan acceptable to the IRS would be uncertain.

401(k) Savings Plans and Profit Sharing Plans

YRC Worldwide and its operating subsidiaries sponsor defined contribution plans, primarily for employees not covered by collective bargaining agreements. The plans principally consist of contributory 401(k) savings plans and noncontributory plans. The YRC Worldwide contributory 401(k) savings plan consists of both a fixed matching percentage and a discretionary amount. The maximum nondiscretionary company match for the YRC Worldwide plan is equal to 25% of the first 6% in cash and 25% of the first 6% in YRC Worldwide common stock, for a total match of 50% of the first 6% of before-tax participant contributions. Any discretionary contributions for the YRC Worldwide 401(k) savings plan are determined annually by the Board of Directors and may be in the form of cash, stock or other property. Prior to its merger into the YRC Worldwide 401(k) savings plan effective January 1, 2005, the Roadway LLC 401(k) savings plan provided for a maximum nondiscretionary company match of 100% of the first 4.5% of participant contributions (either before-tax or after-tax contributions), with all nondiscretionary company matching contributions in stock. Any discretionary contributions for the Roadway LLC 401(k) savings plan were determined annually and if made, would be in stock. USF sponsored (now sponsored by YRC Regional Transportation) a 401(k) plan for its operating companies where eligible employees can contribute up to 50% of their cash compensation and each of the operating companies may also contribute a discretionary amount. New Penn sponsors a 401(k) plan that does not provide for a company match. Employer contributions for the year ended December 31, 2006, 2005 and 2004 were $25.5 million, $19.4 million and $13.7 million, respectively.

For the YRC Worldwide noncontributory profit sharing plan, which was established effective January 1, 2004, the nondiscretionary company contribution is based on years of participation service and compensation, with a maximum fixed contribution of 5% of compensation for more than ten years of participation service. The YRC Worldwide profit sharing plan also provides for a discretionary performance based contribution of a maximum of 2 1/2% of compensation. The Board of Directors determines any discretionary contributions annually. Contributions under the YRC Worldwide profit sharing plan may be made in cash or other property, as the Board of Directors determines, however we will generally make nondiscretionary contributions in cash. New Penn provides a noncontributory profit sharing plan for employees not covered by collective bargaining agreements. Any contributions are discretionary employer contributions. Employer contributions to our noncontributory profit sharing plans in 2006, 2005 and 2004 totaled $2.9 million, $2.3 million and $2.2 million, respectively.

Our employees covered under collective bargaining agreements may also participate in union-sponsored 401(k) plans. We do not make employer contributions to the plan on their behalf.

Performance Incentive Awards

YRC Worldwide and its operating subsidiaries each provide annual performance incentive awards to nonunion employees, which are based primarily on actual operating results achieved compared to targeted operating results and are paid in cash. Operating income in 2006, 2005, and 2004 included performance incentive expense for nonunion employees of $39.2 million, $95.5 million, and $110.4 million, respectively. The reduction in the 2006 expense is reflective of our actual results not meeting our internal expectations resulting in a discretionary adjustment to the 2006 award. We pay annual performance incentive awards primarily in the first quarter of the following year.

Other

We provide a performance based long-term incentive plan to key management personnel that annually awards cash and restricted stock units based on a certain defined performance period. In addition, we utilize restricted stock units to further compensate certain levels of management and our Board of Directors. The restricted stock units are more fully described in the “Stock Compensation Plans” footnote. During the years ended December 31, 2006, 2005 and 2004, compensation expense related to these collective awards was $15.9 million, $19.9 million, and $16.3 million, respectively.

During the fourth quarter of 2006, we implemented a change related to the non-union vacation payment policy at Roadway to conform to practices at our other subsidiaries. The change in the vacation payment practice resulted in lower employee benefits expense for the Roadway segment of $11.8 million for the year ended December 31, 2006.

Debt and Financing

At December 31, total debt consisted of the following:

(in millions)	2006	2005
ABS borrowings, secured by accounts receivable	$225.0	$375.0
Floating rate notes	150.0	150.0
USF senior notes	264.7	269.4
Roadway senior notes	234.3	239.2
Contingent convertible senior notes	400.0	400.0
Revolving credit facility	—	45.0
Other	9.5	9.5

Total debt	$1,283.5	$1,488.1
ABS borrowings	(225.0)	(375.0)

Long-term debt	$1,058.5	$1,113.1

Asset Backed Securitization Facility

On May 19, 2006, we amended our asset backed securitization (“ABS”) facility by entering into Omnibus Amendment No. 1 to Amended and Restated Receivables Sale Agreement and Second Amended and Restated Receivables Purchase Agreement which expires on May 18, 2007, at which time we expect to renew or replace the facility on an annual basis. Under the terms of this agreement, the ABS facility involves receivables of USF Holland and USF Reddaway, two operating companies of USF acquired May 24, 2005, in addition to the previously included receivables of Yellow Transportation and Roadway. The facility continues to provide a limit of $650 million, and provides a letter of credit sublimit of $325 million. The interest rate continues to be a variable rate based on A1/P1 rated commercial paper (5.34% at December 31, 2006), plus a fixed increment for utilization. No other material changes were made to the agreement.

Yellow Roadway Receivables Funding Corporation (“YRRFC”), a special purpose entity and wholly owned subsidiary of YRC Worldwide operates the ABS facility. Under the terms of the agreement, we may transfer trade receivables to YRRFC, which is designed to isolate the receivables for bankruptcy purposes. The third-party conduit must purchase from YRRFC an undivided ownership interest in those receivables. The percentage ownership interest in receivables that the conduit purchases may increase or decrease over time, depending on the characteristics of the receivables, including delinquency rates and debtor concentrations. Management will continue to evaluate the financial position of the participating operating companies, including the transferred receivables and related borrowings.

The table below provides the borrowing and repayment activity under the ABS facility, as well as the resulting balances, for the years ending December 31 of each period presented:

(in millions)	2006	2005
ABS obligations outstanding at January 1	$375.0	$—
Transfer of receivables to conduit (borrowings)	664.5	1,824.2
Redemptions from conduit (repayments)	(814.5)	(1,449.2)

ABS obligations outstanding at December 31	$225.0	$375.0

In addition to the amount above, the ABS facility capacity was also reduced by outstanding letters of credit of $175.6 million as of December 31, 2006.

Credit Agreement

On May 19, 2005, we entered into an Amended and Restated Credit Agreement with certain banks, expiring May 18, 2010, that provides an $850 million senior unsecured revolving credit facility, including sublimits available for borrowings under certain foreign currencies. This agreement amends and restates our existing Credit Agreement, dated as of September 10, 2004, that provided, among other things, a revolving facility of $500 million. The new agreement also provides for letters of credit to be issued that would, in turn, reduce the borrowing capacity. As of December 31, 2006, no amounts were outstanding under this agreement, however, the capacity was reduced by outstanding letters of credit of $306.4 million.

Amounts borrowed under the credit agreement bear interest at LIBOR plus 0.60% (5.922% at December 31, 2006). Additionally, we are obligated to a facility fee of 0.15% of the total commitment. In accordance with the terms of the agreement, we must comply with financial covenants primarily relating to our leverage ratio and fixed charges coverage ratio. As of December 31, 2006, we were in compliance with all terms of the agreement.

Floating Rate Notes

On May 24, 2005, we completed the private placement of $150 million in aggregate principal amount of senior floating rate notes due 2008 (the “Floating Rate Notes”) that bear interest at a floating rate based on the London Interbank Offered Rate (“LIBOR”) plus 1.375% payable quarterly in arrears (6.749% at December 31, 2006). The Floating Rate Notes contain affirmative covenants similar to our credit agreement, yet do not have any financial covenants. We used the proceeds from the $150 million private placement as a part of the financing for the acquisition of USF. The notes were later exchanged for registered notes as a part of an exchange offer in June 2005.

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

USF Senior Notes

As part of our acquisition of USF and by virtue of the merger agreement, we assumed $150 million aggregate principal amount of 8.5% senior notes due April 15, 2010, with interest payments due semi-annually on April 15 and October 15, and $100 million aggregate principal amount of 6.5% senior notes due May 1, 2009 (collectively “USF Senior Notes”), with interest payments due semi-annually on May 1 and November 1. The USF Senior Notes were revalued as part of purchase accounting and assigned a fair value of $272.2 million on May 24, 2005, with $18.6 million fair value adjustment to the 2010 notes and $3.6 million fair value adjustment to the 2009 notes. The premium over the face value of the USF Senior Notes is being amortized as a reduction to interest expense over the remaining life of the notes. The unamortized premium at December 31, 2006 and 2005 was $14.7 million and $19.4 million, respectively.

Roadway Senior Notes

As part of our acquisition of Roadway and by virtue of the merger agreement, we assumed $225.0 million face value of 8.25% senior notes due in full on December 1, 2008 (“Roadway senior notes”), with interest payments due semi-annually on June 1 and December 1. The Roadway senior notes were revalued as part of purchase accounting and assigned a fair value of $249.2 million on December 11, 2003. The premium over the face value of the Roadway senior notes is being amortized as a reduction to interest expense over the remaining life of the notes. The unamortized premium at December 31, 2006 and 2005 was $9.3 million and $14.2 million, respectively.

Contingent Convertible Notes

On August 8, 2003, we closed the sale of $200 million of 5.0% contingent convertible senior notes due 2023 (“contingent convertible senior notes”) and on August 15, 2003 we closed the sale of an additional $50 million of the notes pursuant to the exercise of the option of the initial purchasers. We received net proceeds from the sales of $242.5 million, after fees.

The $250 million contingent convertible senior notes have an annual interest rate of 5.0% and are convertible into shares of YRC Worldwide common stock at a conversion price of $39.24 per share only upon the occurrence of certain other events. The contingent convertible senior notes may not be redeemed by us for seven years from the date of issuance but are redeemable at any time thereafter at par. Holders of the contingent convertible senior notes have the option to require YRC Worldwide to purchase their notes at par on August 8, 2010, 2013 and 2018, and upon a change in control of the Company. These terms and other material terms and conditions applicable to the contingent convertible senior notes are set forth in the indenture governing the notes.

On November 25, 2003, we closed the sale of $150 million of 3.375% contingent convertible senior notes due 2023. We received net proceeds from the offering of $145.5 million, after fees, and used the proceeds to fund the acquisition of Roadway.

The $150 million contingent convertible senior notes have an annual interest rate of 3.375% and are convertible into shares of YRC Worldwide common stock at a conversion price of $46.00 per share only upon the occurrence of certain other events. The contingent convertible senior notes may not be redeemed by us for nine years from the date of issuance but are redeemable at any time thereafter at par. Holders of the contingent convertible senior notes have the option to require YRC Worldwide to purchase their notes at par on November 25, 2012, 2015 and 2020, and upon a change in control of the Company. These terms and other material terms and conditions applicable to the contingent convertible senior notes are set forth in the indenture governing the notes.

In December 2004, we completed exchange offers pursuant to which holders of the 5% contingent convertible senior notes and the 3.375% contingent convertible senior notes (collectively, the “Existing Notes”) could exchange their Existing Notes for an equal amount of our new 5% net share settled contingent convertible senior notes due 2023 and new 3.375% net share settled contingent convertible senior notes due 2023 (collectively, the “New Notes”), respectively. The New Notes contain a net share settlement feature that, upon conversion, provides for the Company to settle the principal amount of the New Notes in cash and the excess value in common stock, as well as an additional change of control feature. The results of the exchange offer included $247.7 million aggregate principal amount of the $250 million of 5% contingent convertible senior notes outstanding and $144.6 million aggregate principal amount of the $150 million of 3.375% contingent convertible senior notes outstanding, representing 99.06% and 96.41%, respectively, of the Existing Notes validly and timely tendered in exchange for an equal principal amount of the New Notes.

The accounting for convertible debt with the settlement features contained in our New Notes is addressed in the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board with respect to the accounting for Instrument C as set forth in EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion.” We are contractually obligated to settle the conversion obligations of the New Notes consistent with Instrument C. Because the accreted value of the New Notes will be settled for cash upon the conversion, only the conversion spread (the excess conversion value over the accreted value), which will be settled in stock, results in potential dilution in our earnings per share computations. (See further discussion of dilution related to the Existing Notes and the New Notes in Earnings Per Common Share.)

The balance sheet classification of the New Notes between short-term and long-term is dependent upon certain conversion triggers, as defined. At December 31, 2006 and 2005, no conversion triggers had been met. Accordingly, based on the stated maturity date, this obligation has been classified as a long-term liability in the accompanying consolidated balance sheets. The future balance sheet classification of these liabilities will be monitored at each reporting date, and will be determined based on an analysis of the various conversion rights described above.

Other

We have loan guarantees, mortgages, and lease contracts in connection with the issuance of industrial development bonds (“IDBs”) used to acquire, construct or expand terminal facilities. Rates on these bonds range from 5.8% to 6.1%, with principal payments due through 2010.

The principal maturities of total debt for the next five years and thereafter are as follows:

(in millions)	IDBs	Contingent convertible senior notes	Roadway Senior Notes		USF Senior Notes		Floating Rate Notes	ABS	Total
2007	$—	$—	$—		$—		$—	$225.0	$225.0
2008	2.5	—	225.0	(a)	—		150.0	—	377.5
2009	1.0	—	—		100.0	(b)	—	—	101.0
2010	6.0	—	—		150.0	(c)	—	—	156.0
2011	—	—	—		—		—	—	—
Thereafter	—	400.0	—		—		—	—	400.0

Total	$9.5	$400.0	$225.0		$250.0		$150.0	$225.0	$1,259.5

(a)	As discussed above, the Roadway senior notes had a carrying value of $234.3 million at December 31, 2006 and a principal maturity value of $225.0 million.
(b)	As discussed above, the senior notes due 2009 had a carrying value of $102.2 million at December 31, 2006 and a principal maturity value of $100.0 million.
(c)	As discussed above, the senior notes due 2010 had a carrying value of $162.5 million at December 31, 2006 and a principal maturity value of $150.0 million.

Based on the borrowing rates currently available to us for debt with similar terms and remaining maturities and the quoted market prices for the Roadway senior notes and USF senior notes and contingent convertible senior notes, the fair value of fixed-rate debt at December 31, 2006 and 2005 was approximately $987.9 million and $1,055.0 million, respectively. The carrying amount of such fixed-rate debt at December 31, 2006 and 2005, was $908.5 million and $918.1 million, respectively.

Stock Compensation Plans

YRC Worldwide has reserved 7.0 million shares of its common stock for issuance to key management personnel under a long-term incentive and equity award plan implemented in 2004 (which reserved 3.4 million of the 7.0 million shares previously mentioned) and four stock option plans implemented in 2002 or prior. As of December 31, 2006, 1.8 million shares remain available for issuance. The 2004 plan replaced the use of stock options as the exclusive vehicle for delivering long-term incentive compensation potential to certain executive officers. This plan permits the issuance of restricted stock and restricted stock units, as well as options, SARs, and performance stock and performance stock unit awards. Awards under the plans can be made in cash and performance share units at the discretion of the Board of Directors. According to the plan provisions, the stock units provide the holders the right to receive one share of common stock upon vesting of one stock unit.

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

A summary of activity in our stock option plans is presented in the following table:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2003	1,797	$22.14
Granted	28	34.65
Exercised	(766)	20.72
Forfeited / expired	(61)	30.95

Outstanding at December 31, 2004	998	$23.04
Granted	23	43.46
Exercised	(368)	21.01
Forfeited / expired	(6)	28.82

Outstanding at December 31, 2005	647	$24.87
Granted	—	—
Exercised	(185)	25.89
Forfeited / expired	(14)	26.04

Outstanding at December 31, 2006	448	$24.48	4.89	$6.1
Exercisable at December 31, 2006	409	23.82	4.68	5.7

The total intrinsic value of options exercised during the year ended December 31, 2006 was $3.0 million. During the year ended December 31, 2006, we did not grant any option awards. Traditionally, the fair value of each option is estimated on the date of grant using the Black-Scholes-Merton pricing model. Expected volatilities are based on implied volatilities from historical volatility of our stock. We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes information about stock options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares (in thousands)	Weighted Average Remaining Contractual Years	Weighted Average Exercise price	Shares (in thousands)	Weighted Average Exercise price

$ 10.88 – 21.74	168	3.74	16.50	168	16.50
$ 21.75 – 32.61	257	5.30	28.05	231	28.32
$ 32.62 and over	23	8.82	43.46	10	43.46

A summary of the activity of our nonvested shares is presented in the following table:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2003	—	$—
Granted	437	38.43
Forfeited	(9)	30.75

Nonvested at December 31, 2004	428	38.58
Granted	355	57.67
Vested	(17)	36.86
Forfeited	(10)	45.50

Nonvested at December 31, 2005	756	47.50
Granted	352	47.10
Vested	(106)	47.47
Forfeited	(14)	47.47

Nonvested at December 31, 2006	988	$47.36

The vesting provisions for the restricted stock units and the related number of units awarded during the year ended December 31, are as follows:

	Units (in thousands)
Vesting Terms	2006	2005	2004
• 50% to vest over three years with remaining 50% to vest over six years from the date of grant	142	173	178

• 100% on the third anniversary of the date of grant	147	138	133

• Ratably over 3 years	29	23	41

• 40% in the first year, 30% each year for the next two years	2	21	—

• 100% on the fifth anniversary of the date of grant	32	—	—

• 100% on the first anniversary of the date of grant	—	—	85

Total restricted stock units granted	352	355	437

As of December 31, 2006, there was $21.0 million of unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That expense is expected to be recognized over a weighted-average period of 2.4 years. The fair value of nonvested shares is determined based on the opening trading price of our shares on the grant date. The fair value of shares vested during the year ended December 31, 2006 was $5.0 million.

Income Taxes

We use the liability method to reflect income taxes on our financial statements. We recognize deferred tax assets and liabilities by applying enacted tax rates and regulations to the differences between the carrying value of existing assets and liabilities and their respective tax basis and capital loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change occurs, other than certain changes related to business combinations. We assess the validity of deferred tax assets for capital and operating loss carryforwards and provide valuation allowances when we determine it is more likely than not that such losses will not be realized within the applicable carryforward period. We have not recognized deferred taxes for U.S. federal income taxes on foreign subsidiaries’ earnings that are deemed to be permanently reinvested and any related taxes associated with such earnings are not material.

Deferred tax liabilities (assets) were comprised of the following at December 31:

(in millions)	2006	2005
Depreciation	$394.0	$381.7
Prepaids	17.9	17.1
Employee benefits	52.0	52.4
Revenue	29.5	40.0
Intangibles	165.6	171.3
Other	75.7	61.5

Gross tax liabilities	734.7	724.0

Claims and insurance	(83.7)	(154.5)
Bad debts	(15.9)	(20.4)
Employee benefits	(99.2)	(174.4)
Revenue	(6.9)	(17.0)
Other	(54.6)	(75.1)

Gross tax assets	(260.3)	(441.4)

Net tax liability	$474.4	$282.6

A reconciliation between income taxes at the federal statutory rate and the consolidated effective tax rate follows:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net	2.7	2.2	2.3
Nondeductible business expenses	1.1	1.0	1.5
Foreign tax credit and rate differential	0.2	0.1	(0.1)
Other, net	0.3	0.7	(0.6)

Effective tax rate	39.3%	39.0%	38.1%

The income tax provision consisted of the following:

(in millions)	2006	2005	2004
Current:
U.S federal	$6.5	$116.3	$81.3
State	1.2	9.4	9.3
Foreign	10.4	5.8	4.8

Current income tax provision	$18.1	$131.5	$95.4

Deferred:
U.S federal	$143.9	$46.8	$15.9
State	19.1	6.2	2.1
Foreign	(1.8)	(0.4)	(0.1)

Deferred income tax provision	$161.2	$52.6	$17.9

Income tax provision	$179.3	$184.1	$113.3

Based on the income before income taxes:
Domestic	$441.4	$460.8	$283.6
Foreign	14.6	11.5	14.1

Income before income taxes	$456.0	$472.3	$297.7

Previously, the IRS challenged the timing of a deduction by Roadway related to prior years’ contributions to certain union pension plans. During the year ended December 31, 2004, YRC Worldwide reached a negotiated settlement with the IRS on behalf of Roadway and all related federal and state tax and interest has since been paid. All payments were charged against reserves established at acquisition date in purchase accounting.

In 2004, during the audit of YRC Worldwide for years 2000-01, the IRS proposed the revocation of the private ruling that the IRS issued to Yellow Transportation for tax year 1977 that allowed a deduction for post year-end contributions to union pension plans. Yellow Transportation has relied on that ruling to continue to deduct post year-end contributions each year since 1977. The IRS did not take any action relative to the revocation in 2004, and the IRS completed its audit of 2000-01 without any adjustment for union pension contributions. In November 2005, the IRS revoked the prior ruling, effective with the 2005 tax return. The Company submitted a “Pre-Filing Agreement” (“PFA”) request to the IRS to discuss the potential timing and amount of any payment of tax related to the revocation of the ruling. The IRS initially indicated that a PFA would be appropriate, but later concluded that the complexity of this issue placed it outside the scope of the PFA program. The Company has taken a position in its 2005 tax return that recognizes the revocation of the 1977 ruling but does not cause all the related tax to be repaid. That position will likely be challenged by IRS upon audit of the 2005 return. If an acceptable settlement cannot be reached with IRS, YRC will consider litigation to resolve the appropriate amount and timing of the deduction for contributions to union pension plans. The additional tax that could result from the complete disallowance of all post year end contributions is approximately $51 million. The financial statements are fully reserved for this potential liability.

In 2002, USF Corporation deducted a loss for its worthless investment in the stock of its subsidiary USF Worldwide upon the disposition of that stock for no consideration. IRS has concluded that this deduction should be treated as a capital loss (because IRS questions whether the stock was totally worthless) which would not be fully deductible in 2002 or any other open tax year. We have protested that adjustment and requested an Appeals conference. The additional tax that could result should the loss ultimately be treated as a capital loss is approximately $50 million. USF established a reserve of approximately $19 million prior to our acquisition which has since been adjusted to approximately $18 million. We believe treatment as an ordinary loss is appropriate but have elected to retain the reserve previously established until resolution with the IRS is reached. An acceptable resolution may require litigation. Any tax liability other than $18 million would be an adjustment to the goodwill recorded in the purchase price allocation.

Commitments, Contingencies, and Uncertainties

Financial Matters

YRC Worldwide incurs rental expenses under noncancelable lease agreements for certain buildings and operating equipment. Rental expense is charged to “operating expense and supplies” on the Statements of Consolidated Operations. Actual rental expense was $157.7 million, $132.9 million, and $95.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, we were committed under noncancelable lease agreements requiring minimum annual rentals payable as follows:

(in millions)	2007	2008	2009	2010	2011	Thereafter
Minimum annual rentals	$99.4	$78.8	$46.8	$24.6	$13.4	$23.0

We expect in the ordinary course of business that leases will be renewed or replaced as they expire. The leases provide for fixed and escalating rentals and contingent escalating rentals based on the Consumer Price Index not to exceed certain specified amounts. We record rent for our operating leases on a straight-line basis over the base term of the lease agreements. In many cases our leases are entered into by a subsidiary and a parent guarantee is issued. The maximum potential amount of undiscounted future payments under the guarantee are the same as the minimum annual rentals disclosed above.

Projected 2007 gross capital expenditures are expected to be $425 to $450 million, of which approximately $111.3 million was committed at December 31, 2006.

Our outstanding letters of credit at December 31, 2006 included $1.1 million for workers’ compensation, property damage and liability claims against SCST. We agreed to maintain the letters of credit outstanding at the spin-off date until SCST obtained replacement letters of credit or third party guarantees. SCST agreed to use its reasonable best efforts to obtain these letters of credit or guarantees, which in many cases would allow us to obtain a release of our letters of credit. SCST also agreed to indemnify us for any claims against the letters of credit that we provide. SCST reimburses us for all fees incurred related to the remaining outstanding letters of credit. We also provided a guarantee of $1.2 million regarding certain lease obligations of SCST.

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

USF Red Star

In 2004, USF Red Star, a USF subsidiary that operated in the Northeastern U.S was shut down. Due to the shutdown, USF, now our wholly owned subsidiary, is subject to withdrawal liability under the Multi-Employer Pension Plan Amendment Act of 1980 (as amended, “MEPPA”) for six multi-employer pension plans. Based on information that USF has received from these plans, we estimated that USF Red Star could be liable for up to approximately $79 million. However, we also estimated that approximately $13 million of this liability could be abated because of contributions that Yellow Transportation, Roadway, New Penn and USF Holland made to one of these six plans. Thus, at the purchase date, we reserved approximately $66 million, representing the present value, for these liabilities. We have recognized these liabilities as an obligation assumed on the acquisition date of USF, resulting in additional goodwill.

During 2006, we received notification of the successful abatement of one of the six plans. As a result, payments of approximately $2.9 million previously remitted to the plan and currently held in escrow are to be returned to YRC Worldwide. Further, we received notification that a plan previously thought to be abated in fact was not abated resulting in a $13.3 million charge ($8.1 million net of tax) during the year ended December 31, 2006, to establish the required liability. Our USF Red Star withdrawal liability at December 31, 2006 is $59.1 million and is presented in ‘claims and other liabilities’ in the consolidated balance sheets. USF is entitled to review and contest liability assessments that various funds provided as well as determine whether additional abatement might be available as a result of other YRC Worldwide business units who make contributions to these plans. The final withdrawal liability may be adjusted when further information is available as we negotiate with the pension plans to agree on the correct calculation of withdrawal liability amounts and as sufficient information becomes available to determine the available abatement of the liability under MEPPA, including any necessary arbitration or litigation with the affected pension plans. The timing of any funding of USF Red Star’s withdrawal liabilities to any particular fund will depend upon agreement with the fund on the ultimate amount of the liability, the conclusion of any arbitration or litigation to settle any disputes and the determination at the end of a plan year of whether abatement is applicable. MEPPA provides that certain interim payments may be required until these events occur. MEPPA also provides that any ultimate withdrawal liability payments may be made in a lump sum or over a period of time. Until further resolution the expected annual cash flow relative to this liability is approximately $10.6 million.

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

Including the Teamsters WARN action mentioned above, either or both of USF or USF Red Star were named in five class action lawsuits alleging violations of the federal WARN Act. These suits were consolidated into one action in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in these suits sought 60 days back compensation for USF Red Star employees due to allegedly shutting down USF Red Star without adequate notice under the WARN Act.

USF Red Star sued the Teamsters in connection with their strike on USF Red Star in the Northern District of New York, alleging that the strike was in breach of Teamsters’ labor contract and that the strike was illegal secondary conduct under the NLRA, intending to pressure USF Dugan to allow organizing efforts at USF Dugan to succeed. USF Red Star sought unspecified damages from the Teamsters in connection with this lawsuit.

The Teamsters, USF, USF Holland, USF Red Star and the WARN class action plaintiffs have settled all of these disputes arising out of the USF Red Star shutdown. Pursuant to the settlement, USF Red Star paid the WARN Act plaintiffs $7 million; the WARN Act plaintiffs released USF Red Star, USF Holland and USF from any further liability; and certain related labor grievances are settled. The court approved this settlement and payment was made in January 2006. We recognized this settlement obligation as a liability assumed on the acquisition date of USF, resulting in additional goodwill.

Other Legal Matters

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

Environmental Matters

Remediation costs are accrued based on estimates of known environmental remediation exposure using currently available facts, existing environmental permits and technology and presently enacted laws and regulations. Our estimates of costs are developed based on internal evaluations and, when necessary, recommendations from external environmental consultants. These accruals are recorded when it is probable that we will be obligated to pay amounts for environmental site evaluation, remediation or related costs, and the amounts can be reasonably estimated. If the obligation can only be estimated within a range, we accrue the minimum amount in the range. These accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. See additional discussion in “Asset Retirement Obligations” in “Principles of Consolidation and Summary of Accounting Policies”.

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

In January 2007, we announced organizational changes that bring the management of Yellow Transportation and Roadway under one organization established as YRC National Transportation. Accordingly, beginning in 2007 we will combine these previously separate segments into one.

The accounting policies of the segments are the same as those described in the Summary of Accounting Policies note. The USF accounting policies have been conformed to YRC Worldwide effective as of May 24, 2005. We charge management fees and other corporate services to our segments based on the direct benefits received or as a percentage of revenue. Corporate operating losses represent operating expenses of the holding company, including compensation and benefits, along with incentive compensation and professional services for all periods presented. In 2006, corporate operating losses included $13.3 million of expense related to USF Red Star MEPPA withdrawal liability and $1.6 million of reorganization charges. In 2005, corporate operating losses included $4.0 million of executive severance charges and $0.7 million of acquisition charges. In 2004, corporate operating losses included increased professional fees associated with the implementation of the Sarbanes-Oxley Act of 2002 of $5.5 million and $2.6 million of fees associated with the exchange of our contingent convertible notes in December 2004. Corporate identifiable assets primarily refer to cash, cash equivalents, technology assets and deferred debt issuance costs. Intersegment revenue relates to transportation services between our segments.

Revenue from foreign sources totaled $370.2 million, $328.6 million, and $220.2 million, in 2006, 2005, and 2004 respectively, and is largely derived from Canada, United Kingdom, Asia and Mexico. Long-lived assets located in foreign countries totaled $25.8 million and $25.6 million at December 31, 2006 and 2005, respectively.

The following table summarizes our operations by business segment:

(in millions)	Yellow Transportation	Roadway	Regional (c) Transportation	Meridian(d) IQ	Corporate / Eliminations	Consolidated

2006
External revenue	$3,455.5	$3,418.1	$2,441.4	$603.7	$—	$9,918.7
Intersegment revenue	5.0	9.0	—	6.0	(20.0)	—
Operating income (loss)	208.5	214.8	142.2	13.7	(33.8)	545.4
Adjustments to operating income (loss) (a)	2.2	(4.3)	(3.0)	7.1	15.9	17.9
Adjusted operating income (loss) (b)	210.7	210.5	139.2	20.8	(17.9)	563.3
Identifiable assets	1,057.3	2,062.7	2,179.2	413.5	239.5	5,952.2
Capital expenditures, net	108.6	103.3	46.9	16.3	28.0	303.1
Depreciation and amortization	78.2	81.4	82.8	14.7	17.1	274.2

2005
External revenue	$3,417.4	$3,316.0	$1,564.4	$443.8	$—	$8,741.6
Intersegment revenue	3.9	5.1	6.4	3.8	(19.2)	—
Operating income (loss)	255.3	209.1	85.8	15.2	(29.1)	536.3
Adjustments to operating income (loss) (a)	(7.1)	1.2	8.8	(0.1)	4.8	7.6
Adjusted operating income (loss) (b)	248.2	210.3	94.6	15.1	(24.3)	543.9
Identifiable assets	1,065.1	2,075.0	2,099.3	279.4	215.4	5,734.2
Capital expenditures, net	78.7	56.9	82.3	12.0	26.5	256.4
Depreciation and amortization	84.7	74.4	67.1	10.7	13.7	250.6

2004
External revenue	$3,177.7	$3,118.2	$260.6	$211.0	$—	$6,767.5
Intersegment revenue	2.9	1.7	—	2.2	(6.8)	—
Operating income (loss)	191.5	158.3	33.9	3.7	(25.8)	361.6
Adjustments to operating income (a)	(3.1)	(1.4)	—	—	—	(4.5)
Adjusted operating income (loss) (b)	188.4	156.9	33.9	3.7	(25.8)	357.1
Identifiable assets	1,030.4	2,110.4	248.9	108.0	129.5	3,627.2
Capital expenditures, net	95.1	47.8	18.6	2.7	0.1	164.3
Depreciation and amortization	85.8	70.5	11.7	3.5	—	171.5

(a)	Management excludes these items when evaluating operating income and segment performance to better evaluate the results of our core operations. In 2006, adjustments included reorganization expenses, loss on sale of subsidiary and gains on property disposals. In 2005, adjustments included acquisition charges, executive severance and gains on property disposals. In 2004, adjustments included gains on property disposals.

(b)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.
(c)	In 2005, the segment information shown for Regional Transportation represented New Penn results for the fiscal year end and USF income statement and capital expenditure information from the date of acquisition May 24, through December 31, 2005 and identifiable assets as of December 31, 2005. In 2004, the segment information shown for Regional Transportation is only that of New Penn.
(d)	In 2005, the segment information shown for Meridian IQ includes the results of USF Logistics from the date of acquisition, May 24, through December 31, 2005 and identifiable assets as of December 31, 2005.

Earnings per Common Share

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury stock method for stock options and restricted stock units and assumes conversion of the Company’s convertible senior notes based on the related fiscal year financial data.

(in thousands except per share data)	2006	2005	2004
Numerator:
Net income for basic earnings per share	$276,632	$288,130	$184,327
Interest expense on convertible senior notes (net of tax)	182	183	188

Net income for diluted earnings per share	$276,814	$288,313	$184,515
Denominator:
Weighted average number of common shares outstanding (basic)	57,361	54,358	48,149
Weighted average dilutive stock options and restricted stock	470	658	613
Assumed conversion of convertible senior notes	508	1,889	412

Weighted average number of common and common equivalent shares outstanding (diluted)	58,339	56,905	49,174

Basic earnings per share	$4.82	$5.30	$3.83

Diluted earnings per share	$4.74	$5.07	$3.75

The impacts of certain options were excluded from the calculation of diluted earnings per share because average exercise prices were greater than the average market price of common shares. In addition, the computation of the assumed conversion of the convertible senior notes includes inputs of the year-to-date average stock price relative to the stated conversion price. If this relationship is such that the year-to-date average stock price is less then the stated conversion price, the computed shares would be antidilutive under the treasury stock method. Data regarding any antidilutive securities is summarized below:

(in thousands except per share data)	2006	2005	2004
Weighted average option shares outstanding	23	—	—
Weighted average exercise price	$43.46	$—	$—

Antidilutive convertible senior note conversion shares	348	—	411

Common Stock Repurchase Program

In April 2006, our Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $100 million of our common stock. During 2006, we repurchased approximately 0.5 million shares at a total cost of approximately $20 million.

In September 2005, our Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $50 million of our common stock. During 2005, we repurchased approximately 1.1 million shares at a total cost of approximately $50 million.

Subsequent Events

In January 2007, we announced the consolidation of USF Reddaway and USF Bestway, two subsidiaries within our Regional Transportation segment. As part of the consolidation, we will no longer market the USF Bestway brand. We will incur restructuring charges in the first quarter of 2007 related to this event including the closure of certain terminals.

In January 2007, we announced organizational changes that bring the management of Yellow Transportation and Roadway under one organization established as YRC National Transportation. We will incur separation charges in the first quarter of 2007 related to these changes.

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

The following represents summarized condensed consolidating financial information as of December 31, 2006 and 2005 with respect to the financial position and for the years ended December 31, 2006, 2005 and 2004 for results of operations and cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the contingent convertible senior notes and the floating rate notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes and the floating rate notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws, Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheets

December 31, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$20	$21	$35	$—	$76
Intercompany advances receivable	—	(68)	68	—	—
Accounts receivable, net	5	11	1,193	(18)	1,191
Prepaid expenses and other	22	193	109	—	324

Total current assets	47	157	1,405	(18)	1,591
Property and equipment	1	3,258	583	—	3,842
Less – accumulated depreciation	(1)	(1,461)	(110)	—	(1,572)

Net property and equipment	—	1,797	473	—	2,270
Investment in subsidiaries	3,372	254	5	(3,631)	—
Receivable from affiliate	(563)	426	137	—	—
Goodwill and other assets	262	1,869	310	(350)	2,091

Total assets	$3,118	$4,503	$2,330	$(3,999)	$5,952

Intercompany advances payable	$402	$(548)	$355	$(209)	$—
Accounts payable	15	321	71	(9)	398
Wages, vacations and employees’ benefits	15	338	61	—	414
Claims and insurance accruals	—	50	140	—	190
Other current and accrued liabilities	18	85	31	—	134
Asset backed securitization borrowings	—	—	225	—	225

Total current liabilities	450	246	883	(218)	1,361
Payable to affiliate	(101)	28	223	(150)	—
Long-term debt, less current portion	550	508	—	—	1,058
Deferred income taxes, net	18	430	161	—	609
Pension and postretirement	350	—	—	—	350
Claims and other liabilities	12	38	332	—	382
Commitments and contingencies
Shareholders’ equity	1,839	3,253	731	(3,631)	2,192

Total liabilities and shareholders’ equity	$3,118	$4,503	$2,330	$(3,999)	$5,952

December 31, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$20	$18	$44	$—	$82
Intercompany advances receivable	—	(71)	71	—	—
Accounts receivable, net	(61)	32	1,202	(9)	1,164
Prepaid expenses and other	7	135	90	—	232

Total current assets	(34)	114	1,407	(9)	1,478
Property and equipment	1	3,024	583	—	3,608
Less – accumulated depreciation	(1)	(1,341)	(60)	—	(1,402)

Net property and equipment	—	1,683	523	—	2,206
Investment in subsidiaries	3,037	7	—	(3,044)	—
Receivable from affiliate	(354)	356	(2)	—	—
Goodwill and other assets	265	1,933	363	(511)	2,050

Total assets	$2,914	$4,093	$2,291	$(3,564)	$5,734

Intercompany advances payable	$405	$(574)	$378	$(209)	$—
Accounts payable	10	314	70	—	394
Wages, vacations and employees’ benefits	12	450	61	—	523
Claims and insurance accruals	—	110	134	(43)	201
Other current and accrued liabilities	5	141	26	—	172
Asset backed securitization borrowings	—	—	375	—	375

Total current liabilities	432	441	1,044	(252)	1,665
Payable to affiliate	(105)	(209)	464	(150)	—
Long-term debt, less current portion	595	518	—	—	1,113
Deferred income taxes, net	4	242	141	—	387
Pension and postretirement	13	237	8	—	258
Claims and other liabilities	13	259	168	(65)	375
Commitments and contingencies
Shareholders’ equity	1,962	2,605	466	(3,097)	1,936

Total liabilities and shareholders’ equity	$2,914	$4,093	$2,291	$(3,564)	$5,734

Condensed Consolidating Statements of Operations

For the year ended December 31, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$53	$8,429	$1,889	$(452)	$9,919

Operating expenses:
Salaries, wages and employees’ benefits	38	4,848	931	(81)	5,736
Operating expenses and supplies	35	1,615	488	(319)	1,819
Purchased transportation	—	840	271	(20)	1,091
Depreciation and amortization	—	215	59	—	274
Other operating expenses	—	370	66	—	436
Gains on property disposals, net	—	(6)	(2)	—	(8)
Reorganization and acquisition charges	—	8	18	—	26

Total operating expenses	73	7,890	1,831	(420)	9,374

Operating income (loss)	(20)	539	58	(32)	545

Nonoperating (income) expenses:
Interest expense	34	29	25	—	88
Other, net	20	150	(137)	(32)	1

Nonoperating (income) expenses, net	54	179	(112)	(32)	89

Income (loss) before income taxes	(74)	360	170	—	456
Income tax provision (benefit)	(6)	122	63	—	179

Net income (loss)	$(68)	$238	$107	$—	$277

For the year ended December 31, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$61	$7,693	$1,395	$(408)	$8,741

Operating expenses:
Salaries, wages and employees’ benefits	48	4,454	649	(40)	5,111
Operating expenses and supplies	35	1,430	282	(309)	1,438
Purchased transportation	—	743	271	(23)	991
Depreciation and amortization	—	202	49	—	251
Other operating expenses	—	361	51	(6)	406
Gains on property disposals, net	—	(5)	—	—	(5)
Reorganization and acquisition charges	5	2	6	—	13

Total operating expenses	88	7,187	1,308	(378)	8,205

Operating income (loss)	(27)	506	87	(30)	536

Nonoperating (income) expenses:
Interest expense	36	32	72	(77)	63
Other, net	(346)	180	(197)	364	1

Nonoperating (income) expenses, net	(310)	212	(125)	287	64

Income (loss) before income taxes	283	294	212	(317)	472
Income tax provision (benefit)	(1)	108	77	—	184

Net income (loss)	$284	$186	$135	$(317)	$288

For the year ended December 31, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$48	$6,291	$483	$(55)	$6,767

Operating expenses:
Salaries, wages and employees’ benefits	37	3,900	235	—	4,172
Operating expenses and supplies	32	921	108	(49)	1,012
Purchased transportation	—	663	94	(4)	753
Depreciation and amortization	—	156	15	—	171
Other operating expenses	3	285	14	—	302
Gains on property disposals, net	—	(4)	(1)	—	(5)

Total operating expenses	72	5,921	465	(53)	6,405

Operating income (loss)	(24)	370	18	(2)	362

Nonoperating (income) expenses:
Interest expense	28	72	33	(89)	44
Other, net	(1)	64	(130)	87	20

Nonoperating (income) expenses, net	27	136	(97)	(2)	64

Income (loss) before income taxes	(51)	234	115	—	298
Income tax provision (benefit)	(8)	81	41	—	114

Net income (loss)	$(43)	$153	$74	$—	$184

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(97)	$154	$475	$—	$532

Investing activities:
Acquisition of property and equipment	—	(325)	(53)	—	(378)
Proceeds from disposal of property and equipment	—	17	58	—	75
Acquisition of companies	(26)	—	—	—	(26)
Other	—	6	(6)	—	—

Net cash used in investing activities	(26)	(302)	(1)	—	(329)

Financing activities:
ABS borrowings, net	—	—	(150)	—	(150)
Repayment of long-term debt	(45)	—	—	—	(45)
Treasury stock purchases	(20)	—	—	—	(20)
Proceeds from exercise of stock options	6	—	—	—	6
Intercompany advances / repayments	182	151	(333)	—	—

Net cash provided by (used in) financing activities	123	151	(483)	—	(209)

Net increase (decrease) in cash and cash equivalents	—	3	(9)	—	(6)
Cash and cash equivalents, beginning of year	20	18	44	—	82

Cash and cash equivalents, end of year	$20	$21	$35	$—	$76

For the year ended December 31, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$52	$242	$193	$11	$498

Investing activities:
Acquisition of property and equipment	—	(233)	(71)	—	(304)
Proceeds from disposal of property and equipment	—	35	13	—	48
Acquisition of companies	(821)	46	21	—	(754)
Investment in affiliate	(46)	—	—		(46)
Other	—	2	10	—	12

Net cash used in investing activities	(867)	(150)	(27)	—	(1,044)

Financing activities:
ABS borrowings, net	—	—	375	—	375
Debt issuance costs	(4)	—	—	—	(4)
Issuance of long-term debt	195	(5)	—	—	190
Proceeds from exercise of stock options	11	—	—	—	11
Treasury stock purchases	(50)	—	—	—	(50)
Intercompany advances / repayments	601	(76)	(514)	(11)	—

Net cash provided by (used in) financing activities	753	(81)	(139)	(11)	522

Net increase (decrease) in cash and cash equivalents	(62)	11	27	—	(24)
Cash and cash equivalents, beginning of year	82	7	17	—	106

Cash and cash equivalents, end of year	$20	$18	$44	$—	$82

For the year ended December 31, 2004 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$63	$450	$(78)	$—	$435

Investing activities:
Acquisition of property and equipment	—	(175)	(27)	—	(202)
Proceeds from disposal of property and equipment	—	34	4	—	38
Acquisition of companies	(10)	—	—	—	(10)
Other	4	—	—	—	4

Net cash used in investing activities	(6)	(141)	(23)	—	(170)

Financing activities:
ABS borrowings, net	—	—	(72)	—	(72)
Debt issuance costs	(3)	—	—	—	(3)
Repayment of long-term debt	(179)	4	—	—	(175)
Proceeds from exercise of stock options	16	—	—	—	16
Intercompany advances / repayments	172	(326)	154	—	—

Net cash provided by (used in) financing activities	6	(322)	82	—	(234)

Net increase (decrease) in cash and cash equivalents	63	(13)	(19)	—	31
Cash and cash equivalents, beginning of year	19	20	36	—	75

Cash and cash equivalents, end of year	$82	$7	$17	$—	$106

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

The following represents summarized condensed consolidating financial information of YRC Worldwide and its subsidiaries as of December 31, 2006 and 2005 with respect to the financial position, and for the years ended December 31, 2006, 2005 and 2004 for results of operations and cash flows. The primary obligor column presents the financial information of Roadway LLC. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2008 including YRC Worldwide, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheets

December 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$38	$38	$—	$76
Intercompany advances receivable	—	(14)	14	—	—
Accounts receivable, net	—	(20)	1,222	(11)	1,191
Prepaid expenses and other	(2)	83	243	—	324

Total current assets	(2)	87	1,517	(11)	1,591
Property and equipment	—	1,019	2,823	—	3,842
Less – accumulated depreciation	—	(199)	(1,373)	—	(1,572)

Net property and equipment	—	820	1,450	—	2,270
Investment in subsidiaries	—	3,377	208	(3,585)	—
Receivable from affiliate	155	(552)	397	—	—
Goodwill and other assets	651	1,257	1,033	(850)	2,091

Total assets	$804	$4,989	$4,605	$(4,446)	$5,952

Intercompany advances payable	$—	$87	$122	$(209)	$—
Accounts payable	—	114	286	(2)	398
Wages, vacations and employees’ benefits	—	165	249	—	414
Claims and insurance accruals	—	22	168	—	190
Other current and accrued liabilities	2	54	78	—	134
Asset backed securitization borrowings	—	—	225	—	225

Total current liabilities	2	442	1,128	(211)	1,361
Payable to affiliate	—	549	101	(650)	—
Long-term debt, less current portion	234	550	274	—	1,058
Deferred income taxes, net	(5)	234	380	—	609
Pension and postretirement	—	350	—	—	350
Claims and other liabilities	—	26	356	—	382
Commitments and contingencies
Shareholders’ equity	573	2,838	2,366	(3,585)	2,192

Total liabilities and shareholders’ equity	$804	$4,989	$4,605	$(4,446)	$5,952

December 31, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$34	$48	$—	$82
Intercompany advances receivable	—	(22)	22	—	—
Accounts receivable, net	—	(81)	1,254	(9)	1,164
Prepaid expenses and other	1	56	175	—	232

Total current assets	1	(13)	1,499	(9)	1,478
Property and equipment	—	914	2,694	—	3,608
Less – accumulated depreciation	—	(130)	(1,272)	—	(1,402)

Net property and equipment	—	784	1,422	—	2,206
Investment in subsidiaries	—	3,037	7	(3,044)	—
Receivable from affiliate	126	(305)	179	—	—
Goodwill and other assets	656	1,278	980	(864)	2,050

Total assets	$783	$4,781	$4,087	$(3,917)	$5,734

Intercompany advances payable	$—	$111	$98	$(209)	$—
Accounts payable	—	113	281	—	394
Wages, vacations and employees’ benefits	—	226	297	—	523
Claims and insurance accruals	—	43	158	—	201
Other current and accrued liabilities	1	25	146	—	172
Asset backed securitization borrowings	—	—	375	—	375

Total current liabilities	1	518	1,355	(209)	1,665
Payable to affiliate	—	545	105	(650)	—
Long-term debt, less current portion	239	595	279	—	1,113
Deferred income taxes, net	(7)	199	195	—	387
Pension and postretirement	—	189	69	—	258
Claims and other liabilities	—	87	288	—	375
Commitments and contingencies
Shareholders’ equity	550	2,648	1,796	(3,058)	1,936

Total liabilities and shareholders’ equity	$783	$4,781	$4,087	$(3,917)	$5,734

Condensed Consolidated Statements of Operations

For the year ended December 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$3,611	$6,761	$(453)	$9,919

Operating expenses:
Salaries, wages and employees’ benefits	—	2,083	3,734	(81)	5,736
Operating expenses and supplies	—	667	1,458	(306)	1,819
Purchased transportation	—	377	748	(34)	1,091
Depreciation and amortization	—	89	185	—	274
Other operating expenses	—	156	280	—	436
Gains on property disposals, net	—	(6)	(2)	—	(8)
Reorganization and acquisition charges	—	2	24	—	26

Total operating expenses	—	3,368	6,427	(421)	9,374

Operating income (loss)	—	243	334	(32)	545

Nonoperating (income) expenses:
Interest expense	14	34	40	—	88
Other, net	(51)	124	(40)	(32)	1

Nonoperating (income) expenses, net	(37)	158	—	(32)	89

Income before income taxes	37	85	334	—	456
Income tax provision	14	53	112	—	179

Net income	$23	$32	$222	$—	$277

For the year ended December 31, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$3,502	$5,579	$(340)	$8,741

Operating expenses:
Salaries, wages and employees’ benefits	—	2,085	3,040	(14)	5,111
Operating expenses and supplies	—	632	1,088	(282)	1,438
Purchased transportation	—	341	663	(13)	991
Depreciation and amortization	—	84	167	—	251
Other operating expenses	—	141	265	—	406
Losses (gains) on property disposals, net	—	1	(6)	—	(5)
Reorganization and acquisition charges	—	5	8	—	13

Total operating expenses	—	3,289	5,225	(309)	8,205

Operating income (loss)	—	213	354	(31)	536

Nonoperating (income) expenses:
Interest expense	14	88	82	(121)	63
Other, net	(53)	(256)	(98)	408	1

Nonoperating (income) expenses, net	(39)	(168)	(16)	287	64

Income (loss) before income taxes	39	381	370	(318)	472
Income tax provision	14	34	136	—	184

Net income (loss)	$25	$347	$234	$(318)	$288

For the year ended December 31, 2004 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$3,229	$3,539	$(1)	$6,767

Operating expenses:
Salaries, wages and employees’ benefits	—	2,082	2,090	—	4,172
Operating expenses and supplies	—	465	548	(1)	1,012
Purchased transportation	—	306	447	—	753
Depreciation and amortization	—	79	92	—	171
Other operating expenses	—	143	159	—	302
Gains on property disposals, net	—	(1)	(4)	—	(5)

Total operating expenses	—	3,074	3,332	(1)	6,405

Operating income	—	155	207	—	362

Nonoperating (income) expenses:
Interest expense	14	46	38	(54)	44
Other, net	(53)	65	(46)	54	20

Nonoperating (income) expenses, net	(39)	111	(8)	—	64

Income before income taxes	39	44	215	—	298
Income tax provision	15	24	75	—	114

Net income	$24	$20	$140	$—	$184

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$23	$(13)	$530	$(8)	$532

Investing activities:
Acquisition of property and equipment	—	(128)	(250)	—	(378)
Proceeds from disposal of property and equipment	—	23	52	—	75
Acquisition of companies	—	(26)	—	—	(26)
Other	4	—	(4)	—	—

Net cash provided by (used in) investing activities	4	(131)	(202)	—	(329)

Financing activities:
ABS borrowings, net	—	—	(150)	—	(150)
Repayment of long-term debt	—	(45)	—	—	(45)
Treasury stock purchases	—	(20)	—	—	(20)
Proceeds from exercise of stock options	—	6	—	—	6
Intercompany advances / repayments	(27)	207	(188)	8	—

Net cash provided by (used in) financing activities	(27)	148	(338)	8	(209)

Net increase (decrease) in cash and cash equivalents	—	4	(10)	—	(6)
Cash and cash equivalents, beginning of year	—	34	48	—	82

Cash and cash equivalents, end of year	$—	$38	$38	$—	$76

For the year ended December 31, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$50	$91	$360	$(3)	$498

Investing activities:
Acquisition of property and equipment	—	(84)	(220)	—	(304)
Proceeds from disposal of property and equipment	—	16	32	—	48
Acquisition of companies	—	(819)	65	—	(754)
Investment in affiliate	—	(46)	—		(46)
Other	—	—	12	—	12

Net cash used in investing activities	—	(933)	(111)	—	(1,044)

Financing activities:
ABS borrowings, net	—	—	375	—	375
Debt issuance costs	—	(4)	—	—	(4)
Issuance (repayment) of long-term debt	—	195	(5)	—	190
Proceeds from exercise of stock options	—	11	—	—	11
Treasury stock purchases	—	(50)	—	—	(50)
Intercompany advances / repayments	(50)	635	(588)	3	—

Net cash provided by (used in) financing activities	(50)	787	(218)	3	522

Net increase (decrease) in cash and cash equivalents	—	(55)	31	—	(24)
Cash and cash equivalents, beginning of year	—	89	17	—	106

Cash and cash equivalents, end of year	$—	$34	$48	$—	$82

For the year ended December 31, 2004 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$34	$198	$203	$—	$435

Investing activities:
Acquisition of property and equipment	—	(92)	(110)	—	(202)
Proceeds from disposal of property and equipment	—	28	10	—	38
Acquisition of companies	—	(10)	—	—	(10)
Other	4	—	—	—	4

Net cash provided by (used in) investing activities	4	(74)	(100)	—	(170)

Financing activities:
ABS borrowings, net	—	—	(72)	—	(72)
Debt issuance costs	—	(3)	—	—	(3)
Repayment of long-term debt	—	(175)	—	—	(175)
Proceeds from exercise of stock options	—	16	—	—	16
Intercompany advances / repayments	(38)	65	(27)	—	—

Net cash used in financing activities	(38)	(97)	(99)	—	(234)

Net increase in cash and cash equivalents	—	27	4	—	31
Cash and cash equivalents, beginning of year	—	62	13	—	75

Cash and cash equivalents, end of year	$—	$89	$17	$—	$106

Guarantees of the Senior Notes Due 2009 and 2010

In connection with the senior notes due 2009 and 2010 that YRC Worldwide assumed by virtue of its merger with USF, and in addition to the primary obligor, USF, YRC Worldwide and its following 100% owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2009 and 2010: USF Sales Corporation, USF Holland Inc., USF Bestway Inc., USF Bestway Leasing Inc., USF Reddaway Inc., USF Glen Moore Inc., Meridian IQ Services Inc. (formerly USF Distribution Services Inc.) and IMUA Handling Corporation. Each of the guarantees is full and unconditional and joint and several.

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

The following represents summarized condensed consolidating financial information of YRC Worldwide and its subsidiaries as of December 31, 2006 and 2005 with respect to the financial position and for the years ended December 31, 2006 and 2005 for results of operations and cash flows. The Condensed Consolidating Statements of Operations and Condensed Consolidating Statement of Cash Flows for 2005 contain USF information from the date of acquisition (May 24) through December 31. The primary obligor column presents the financial information of USF Corporation. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2009 and 2010 including YRC Worldwide, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheets

December 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$23	$53	$—	$76
Intercompany advances receivable	—	(10)	10	—	—
Accounts receivable, net	—	1	1,192	(2)	1,191
Prepaid expenses and other	(17)	96	245	—	324

Total current assets	(17)	110	1,500	(2)	1,591
Property and equipment	2	836	3,004	—	3,842
Less – accumulated depreciation	(1)	(115)	(1,456)	—	(1,572)

Net property and equipment	1	721	1,548	—	2,270
Investment in subsidiaries	247	3,373	6	(3,626)	—
Receivable from affiliate	399	(714)	315	—	—
Goodwill and other assets	809	380	1,252	(350)	2,091

Total assets	$1,439	$3,870	$4,621	$(3,978)	$5,952

Intercompany advances payable	$—	$193	$7	$(200)	$—
Accounts payable	3	97	300	(2)	398
Wages, vacations and employees’ benefits	(1)	105	310	—	414
Claims and insurance accruals	—	16	174	—	190
Other current and accrued liabilities	6	39	89	—	134
Asset backed securitization borrowings	—	—	225	—	225

Total current liabilities	8	450	1,105	(202)	1,361
Payable to affiliate	—	(29)	179	(150)	—
Long-term debt, less current portion	265	550	243	—	1,058
Deferred income taxes, net	80	117	412	—	609
Pension and postretirement	—	350	—	—	350
Claims and other liabilities	1	45	336	—	382
Commitments and contingencies
Shareholders’ equity	1,085	2,387	2,346	(3,626)	2,192

Total liabilities and shareholders’ equity	$1,439	$3,870	$4,621	$(3,978)	$5,952

December 31, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$42	$40	$—	$82
Intercompany advances receivable	—	—	—	—	—
Accounts receivable, net	1	(20)	1,183	—	1,164
Prepaid expenses and other	(7)	59	180	—	232

Total current assets	(6)	81	1,403	—	1,478
Property and equipment	2	792	2,814	—	3,608
Less – accumulated depreciation	(1)	(50)	(1,351)	—	(1,402)

Net property and equipment	1	742	1,463	—	2,206
Investment in subsidiaries	—	3,038	7	(3,045)	—
Receivable from affiliate	166	(359)	193	—	—
Goodwill and other assets	834	354	1,222	(360)	2,050

Total assets	$995	$3,856	$4,288	$(3,405)	$5,734

Intercompany advances payable	$—	$211	$(11)	$(200)	$—
Accounts payable	—	87	307	—	394
Wages, vacations and employees’ benefits	(1)	102	422	—	523
Claims and insurance accruals	(6)	77	173	(43)	201
Other current and accrued liabilities	52	55	65	—	172
Asset backed securitization borrowings	—	—	375	—	375

Total current liabilities	45	532	1,331	(243)	1,665
Payable to affiliate	(314)	184	130	—	—
Long-term debt, less current portion	269	595	249	—	1,113
Deferred income taxes, net	(84)	120	351	—	387
Pension and postretirement	—	13	245	—	258
Claims and other liabilities	109	17	314	(65)	375
Commitments and contingencies
Shareholders’ equity	970	2,395	1,668	(3,097)	1,936

Total liabilities and shareholders’ equity	$995	$3,856	$4,288	$(3,405)	$5,734

Condensed Consolidating Statements of Operations

For the year ended December 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$22	$2,440	$7,913	$(456)	$9,919

Operating expenses:
Salaries, wages and employees’ benefits	8	1,381	4,428	(81)	5,736
Operating expenses and supplies	6	624	1,508	(319)	1,819
Purchased transportation	—	137	978	(24)	1,091
Depreciation and amortization	8	72	194	—	274
Other operating expenses	—	115	321	—	436
Gains on property disposals, net	—	(2)	(6)	—	(8)
Reorganization and acquisition charges	—	1	25	—	26

Total operating expenses	22	2,328	7,448	(424)	9,374

Operating income (loss)	—	112	465	(32)	545

Nonoperating (income) expenses:
Interest expense	15	34	39	—	88
Other, net	(24)	100	(43)	(32)	1

Nonoperating (income) expenses, net	(9)	134	(4)	(32)	89

Income (loss) before income taxes	9	(22)	469	—	456
Income tax provision	3	13	163	—	179

Net income (loss)	$6	$(35)	$306	$—	$277

For the year ended December 31, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$51	$1,523	$7,575	$(408)	$8,741

Operating expenses:
Salaries, wages and employees’ benefits	8	871	4,273	(41)	5,111
Operating expenses and supplies	7	341	1,400	(310)	1,438
Purchased transportation	—	141	873	(23)	991
Depreciation and amortization	5	53	193	—	251
Other operating expenses	27	79	306	(6)	406
Losses (gains) on property disposals, net	—	1	(6)	—	(5)
Reorganization and acquisition charges	2	11	—	—	13

Total operating expenses	49	1,497	7,039	(380)	8,205

Operating income (loss)	2	26	536	(28)	536

Nonoperating (income) expenses:
Interest expense	9	43	88	(77)	63
Other, net	(20)	(321)	(21)	363	1

Nonoperating (income) expenses, net	(11)	(278)	67	286	64

Income (loss) before income taxes	13	304	469	(314)	472
Income tax provision	2	5	177	—	184

Net income (loss)	$11	$299	$292	$(314)	$288

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$(71)	$93	$510	$—	$532

Investing activities:
Acquisition of property and equipment	—	(94)	(284)	—	(378)
Proceeds from disposal of property and equipment	1	30	44	—	75
Acquisition of companies	—	(26)	—	—	(26)

Net cash provided by (used in) investing activities	1	(90)	(240)	—	(329)

Financing activities:
ABS borrowings, net	—	—	(150)	—	(150)
Repayment of long-term debt	—	(45)	—	—	(45)
Treasury stock purchases	—	(20)	—	—	(20)
Proceeds from exercise of stock options	—	6	—	—	6
Intercompany advances / repayments	70	37	(107)	—	—

Net cash provided by (used in) financing activities	70	(22)	(257)	—	(209)

Net increase (decrease) in cash and cash equivalents	—	(19)	13	—	(6)
Cash and cash equivalents, beginning of year	—	42	40	—	82

Cash and cash equivalents, end of year	$—	$23	$53	$—	$76

For the year ended December 31, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(38)	$208	$317	$11	$498

Investing activities:
Acquisition of property and equipment	—	(89)	(215)	—	(304)
Proceeds from disposal of property and equipment	1	15	32	—	48
Acquisition of companies	43	(824)	27	—	(754)
Investment in affiliate	—	(46)	—	—	(46)
Other	2	—	10	—	12

Net cash provided by (used in) investing activities	46	(944)	(146)	—	(1,044)

Financing activities:
ABS borrowings, net	—	—	375	—	375
Debt issuance costs	—	(4)	—	—	(4)
Repayment of long-term debt	—	195	(5)	—	190
Proceeds from exercise of stock options	—	11	—	—	11
Treasury stock purchases	—	(50)	—	—	(50)
Intercompany advances / repayments	(8)	544	(525)	(11)	—

Net cash provided by (used in) financing activities	(8)	696	(155)	(11)	522

Net increase (decrease) in cash and cash equivalents	—	(40)	16	—	(24)
Cash and cash equivalents, beginning of year	—	82	24	—	106

Cash and cash equivalents, end of year	$—	$42	$40	$—	$82

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YRC Worldwide Inc.:

We have audited the accompanying consolidated balance sheets of YRC Worldwide Inc. and subsidiaries (formerly, Yellow Roadway Corporation) (the Company) as of December 31, 2006 and 2005, and the related statements of consolidated operations, cash flow, shareholders’ equity, and comprehensive income for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, and SFAS No. 123(R), Share-Based Payment, during the year ended December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
March 1, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YRC Worldwide Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that YRC Worldwide Inc. and subsidiaries (formerly, Yellow Roadway Corporation) (the Company) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). YRC Worldwide Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related statements of consolidated operations, cash flows, shareholders’ equity, and comprehensive income for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri March 1, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the years ended December 31, 2006 and 2005, there were no disagreements with KPMG LLP on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of KPMG LLP, would have caused them to make reference to the subject matter of the disagreement in connection with the audit reports on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over the Company’s financial reporting, which is designed to provide reasonable assurance regarding the preparation of reliable published consolidated financial statements.

The Company’s management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” that the Committee of Sponsoring Organizations of the Treadway Commission issued.

Based on its assessment using those criteria, management concluded that, as of December 31, 2006, the Company’s system of internal control over financial reporting was effective.

KPMG LLP, the registered independent public accounting firm that audited our December 31, 2006 consolidated financial statements, has issued an audit report on management’s assessment of the Company’s system of internal control over financial reporting. The KPMG LLP audit report is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Securities Act of 1934 is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

The following are our executive officers as of March 1, 2007:

Name	Age	Position(s) Held
William D. Zollars	59	Chairman of the Board, President and Chief Executive Officer of YRC Worldwide (since November 1999); President of Yellow Transportation (1996 – 1999); Senior Vice President of Ryder Integrated Logistics, Inc. (1994 – 1996).

Donald G. Barger, Jr.	64

Executive Vice President and Chief Financial Officer of YRC Worldwide

(since November 2000); Vice President and Chief Financial Officer of Hillenbrand Industries, Inc. (1998 – 2000); Vice President and Chief Financial Officer of Worthington Industries (1993 – 1998).

Daniel J. Churay	44	Executive Vice President, General Counsel and Secretary of YRC Worldwide (since September 2002); Senior Counsel, Fulbright & Jaworski L.L.P. (2002); Deputy General Counsel and Assistant Secretary of Baker Hughes Incorporated (1998 – 2002).

James D. Staley	56	President of YRC Regional Transportation (since May 2005); President and Chief Executive Officer of Roadway LLC (December 2004 – May 2005); President and Chief Executive Officer of Roadway Corporation (2004); President and Chief Operating Officer of Roadway (1998 – 2004); Vice President – Operations of Roadway (1993 – 1998).

Michael J. Smid	51	President of YRC National Transportation (since January 2007); President and Chief Executive Officer of Roadway Express, Inc (September 2005 – January 2007); President and Chief Integration Officer of YRC Worldwide Enterprise Services (January 2004 – September 2005); Executive Vice President and Chief Administrative Officer of Yellow Transportation (2000 – 2004).

Steven T. Yamasaki	52	Executive Vice President – Human Resources of YRC Worldwide (since May 2004); Senior Vice President – Human Resources of ConAgra Foods, Inc. (2004); Vice President – Human Resources of Honeywell International (1997 – 2004).

Paul F. Liljegren	52	Vice President, Controller and Chief Accounting Officer of YRC Worldwide (since September 2005); Vice President, Risk and Assurance of YRC Worldwide (2004 – 2005); Corporate Treasurer of Butler Manufacturing Company (1998 – 2004); Vice President, Finance for a division of Butler Manufacturing Company (1991 – 1998).

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

The information that this item requires is included under the caption “Executive Compensation” in our Proxy Statement related to the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information that this item requires relating to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is included under the captions “Amount and Nature of Beneficial Ownership” and “Equity Compensation Plan Information” in our Proxy Statement related to the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant Fees and Services

The information that this item requires is included under the caption “Audit/Ethics Committee Report” in our Proxy Statement related to the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) Financial Statement Schedule
Pages
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	95

For the years ended December 31, 2006, 2005 and 2004: Schedule II - Valuation and Qualifying Accounts	96

Schedules other than those listed are omitted for the reason that they are not required or are not applicable.

(a) (2) Exhibits

Form 10-K Exhibits

3.1	Certificate of Incorporation of the company (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255).
3.2	Certificate of Amendment to the Certificate of Incorporation of the company changing the name of the company to Yellow Roadway Corporation (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8, SEC File No. 333-111499).
3.3	Certificate of Ownership and Merger, merging YRC Worldwide Inc. into Yellow Roadway Corporation, effecting a name change to YRC Worldwide Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on January 3, 2006, Reg. No. 000-12255).
3.4	Bylaws of the company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on December 19, 2006, Reg. No. 000-12255).
4.1	Certificate of Incorporation of the company (incorporated by reference to Exhibit 3.1 to this Annual Report on Form 10-K), as amended by Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to this Annual Report on Form 10-K), and Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.3 to this Annual Report on Form 10-K).
4.2	Bylaws (incorporated by reference to Exhibit 3.4 to this Annual Report on Form 10-K).
4.3	Indenture (including form of note) dated August 8, 2003 among Yellow Roadway Corporation, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to Yellow Roadway Corporation’s 5.0% Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-4, filed on August 19, 2003, Reg. No. 333-108081).
4.4	Supplemental Indenture, dated as of December 11, 2003, among Roadway LLC, as successor obligor, YRC Worldwide, Inc., as a Guarantor, and SunTrust Bank, as Trustee, supplementing the Indenture, dates as of November 30, 2001 for the Roadway Corporation 8 1/4% Senior Notes due December 1, 2008 (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K for the year ended December 31, 2003, Reg. No. 000-1225).
4.5	Indenture (including form of note) dated November 25, 2003 among Yellow Roadway Corporation, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to Yellow Roadway Corporation’s 3.375% Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8, filed on December 23, 2003, Reg. No. 333-111499).
4.6	Supplemental Indenture, dated as of June 27, 2005, among Yellow Roadway Corporation as New Guarantor, USF Corporation, the Existing Guarantor Subsidiaries under the indenture and J.P. Morgan Trust Company, National Association as Trustee, supplementing the Indenture, dated as of May 5, 1999 (as supplemented and in effect as of the date of the Supplemental Indenture), for the USF Corporation (formerly USFreightways Corporation) 6 1/2% Guaranteed Notes due May 1, 2009 and USF Corporation (formerly USFreightways Corporation) 8 1/2% Guaranteed Notes due April 15, 2010 (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K for the year ended December 31, 2006, Reg. No. 000-1225).
4.7	Indenture (including form of note) dated November 30, 2001 among Roadway Corporation (predecessor in interest to Roadway LLC), certain subsidiary guarantors and SunTrust Bank, as trustee, relating to Roadway’s 8 1/4% Senior Notes due December 1, 2008 (incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-8, filed on December 23, 2003, Reg. No. 333-111499).
4.8	Indenture (including form of note) dated December 31, 2004, among Yellow Roadway Corporation, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to Yellow Roadway Corporation’s 5.0% Net Share Settled Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to Registration Statement on Form S-4/A, filed on November 30, 2004, Reg. No. 333-119990).

4.9	Indenture (including form of note) dated December 31, 2004, among Yellow Roadway Corporation, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to Yellow Roadway Corporation’s 3.375% Net Share Settled Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.8 to Amendment No. 1 to Registration Statement on Form S-4/A, filed on November 30, 2004, Reg. No. 333-119990).
4.10	Indenture, dated as of May 5, 1999, among USFreightways Corporation, the Guarantors named therein and NBD Bank, as trustee (incorporated by reference to Exhibit 4.11 to Registration Statement on Form S-4, filed on June 21, 2005, Reg. No. 333-126006).
4.11	Form of 6 1/2% Guaranteed Note due May 1, 2009 issued by USFreightways Corporation (incorporated by reference to Exhibit 4.12 to Registration Statement on Form S-4, filed on June 21, 2005, Reg. No. 333-26006).
4.12	Form of 8 1/2% Guaranteed Note due April 15, 2010 issued by USFreightways Corporation (incorporated by reference to Exhibit 4.13 to Registration Statement on Form S-4, filed on June 21, 2005, Reg. No. 333-26006).
4.13	Indenture relating to the Senior Floating Rate Notes due 2008, dated as of May 24, 2005, among Yellow Roadway Corporation, certain subsidiary guarantors and SunTrust Bank, as Trustee (including form of note) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on May 26, 2005, Reg. No. 000-12255).
4.14	Registration Rights Agreement relating to the Senior Floating Rate Notes due 2008, dated as of May 24, 2005, among Yellow Roadway Corporation, certain subsidiary guarantors and Credit Suisse First Boston LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed on May 26, 2005).
10.1	Amended and Restated Credit Agreement, dated as of May 19, 2005, among the Company; the Canadian Borrowers and UK Borrowers party thereto; various lenders party to the Credit Agreement; Bank of America, N.A. and SunTrust Bank, as Syndication Agents; U.S. Bank National Association and Wachovia Bank, National Association, as Documentation Agents; JPMorgan Chase Bank, Toronto Branch, as Canadian Agent; J.P. Morgan Europe Limited, as UK Agent; and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on May 20, 2005, Reg. No. 000-12255).
10.2	Master Separation and Distribution Agreement dated as of September 30, 2002, between Yellow Roadway Corporation and SCS Transportation, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, Reg. No. 000-12255).
10.3	Tax Indemnification and Allocation Agreement dated as of September 30, 2002, between Yellow Roadway Corporation and SCS Transportation, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, Reg. No. 000-12255).
10.4	Second Amended and Restated Receivables Purchase Agreement, dated as of May 24, 2005, among Yellow Roadway Receivables Funding Corporation, as Seller; Falcon Asset Securitization Corporation, Blue Ridge Asset Funding Corporation, Three Pillars Funding LLC and Amsterdam Funding Corporation, as Conduits; various financial institutions party to the Agreement, as Committed Purchasers; USF Assurance Co. Ltd., individually and as an agent for itself as an uncommitted purchaser; Wachovia Bank, National Association, as Blue Ridge Agent and LC Issuer, SunTrust Capital Markets, Inc. as Three Pillars Agent; ABN Amro Bank N.V., as Amsterdam Agent; and JPMorgan Chase Bank, N.A., as Falcon Agent and Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on May 26, 2005, Reg. No. 000-12255).
10.5	Omnibus Amendment No. 1 [Amendment No. 1 to Amended and Restated Receivables Sale Agreement and Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement], as of May 19, 2006, among Yellow Transportation, Inc., Roadway Express, Inc., USF Reddaway Inc. and USF Holland Inc., as Originators; Yellow Roadway Receivables Funding Corporation, as Seller; JPMorgan Chase Bank, N.A., SunTrust Bank, Wachovia Bank, National Association, and ABN AMRO Bank, N.V., as Committed Purchaser, Falcon Asset Securitization Corporation, Three Pillars Funding LLC, Variable Funding Capital Company LLC (as assignee of Blue Ridge Asset Funding Corporation) and Amsterdam Funding Corporation, as Conduits; YRC Assurance Co. Ltd., as Co-Agent; Wachovia Bank, National Association, as LC Issuer; SunTrust Capital Markets, Inc., Wachovia Bank, National Association, ABN AMRO Bank, N.A., and JPMorgan Chase Bank, N.A., as Co-Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on May 22, 2006, Reg. No. 000-12255).
10.6	Employment Agreement dated January 25, 2006 by and between YRC Worldwide Inc. and William D. Zollars (incorporated by reference to Exhibit 10. 2 to Current Report on Form 8-K, filed on January 26, 2006, Reg. No. 000-12255).
10.7	Executive Severance Agreement dated January 25, 2006 by and between YRC Worldwide Inc. and William D. Zollars (incorporated by reference to Exhibit 10. 3 to Current Report on Form 8-K, filed on January 26, 2006, Reg. No. 000-12255).
10.8	Employment Agreement, dated as of October 10, 2003, by and between Roadway LLC and James D. Staley (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to Registration Statement on Form S-4, filed on October 17, 2003, Reg. No. 333-108081).

10.9	Yellow Roadway Corporation 2002 Stock Option and Share Award Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, SEC File No. 333-88268, filed on May 15, 2002).
10.10	1999 Stock Option Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, SEC File No. 333-49620, filed on November 9, 2000).
10.11	1997 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2004, Reg. No. 000-12255).
10.12	1996 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255).
10.13	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255).
10.14	Form of Option Agreement pursuant to Directors’ Stock Compensation Plan for January 2003 grants (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255).
10.15	Form of Option Agreement pursuant to Directors’ Stock Compensation Plan for grants prior to January 2003 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255).
10.16*	Supplemental Retirement Income Agreement, dated March 1, 2007, between YRC Worldwide Inc. and Donald G. Barger, Jr.
10.17	Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2002, Reg. No. 000-12255).
10.18	Amended Directors’ Stock Compensation Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, SEC File No. 333-49618).
10.19	Form of Yellow Roadway Corporation Director Share Unit Agreement, as amended for grants on or after July 14, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 25, 2005, SEC File No. 000-12255).
10.20	Yellow Roadway Corporation Director Compensation Plan (incorporated by reference to Exhibit 10.2 to current Report on Form 8-K, filed on July 25, 2005, SEC File No. 000-12255).
10.21	Roadway LLC Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2003, Reg. No. 000-12255).
10.22	Amendment No. 1 to Roadway LLC Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2005, Reg. No. 000-12255).
10.23	Yellow Corporation Pension Plan, amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2003, Reg. No. 000-12255).
10.24	Amendment No. 1 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Reg. No. 000-12255).
10.25	Amendment No. 2 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2005, Reg. No. 000-12255).
10.26	Yellow Roadway Corporation 2004 Long-Term Incentive and Equity Award Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, Reg. No. 000-12255).
10.27	Form of Executive Severance Agreement between Yellow Roadway Corporation and certain Executives (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, Reg. No. 000-12255).
10.28	Form of Yellow Roadway Corporation Share Unit Agreement used prior to February 2006 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, Reg. No. 000-12255).
10.29	Form of YRC Worldwide Inc. Share Unit Agreement used after January 2006 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2005, Reg. No. 000-12255).
10.30	Yellow Roadway Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 21, 2005, Reg. No. 000-12255).
10.31	YRC Worldwide Inc. Supplemental Executive Pension Plan (Effective January 1, 2005) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 25, 2006).
10.32	YRC Worldwide Inc. Defined Contribution Supplemental Executive Retirement Plan (Effective January 1, 2005) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 25, 2006).
10.33	YRC Worldwide Inc. Transferred Executives’ Supplemental Retirement Plan (Effective January 1, 2006) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 25, 2006).

10.34	YRC Worldwide Inc. Executive Severance Policy (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 25, 2006).
10.35	Separation Agreement and Complete Release, dated January 11, 2007, by James L. Welch, YRC Worldwide Inc. and Yellow Transportation, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 18, 2007).
21.1*	Subsidiaries of the company
23.1*	Consent of KMPG LLP
31.1*	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Roadway LLC and Subsidiaries Audited Consolidated Financial Statements for the year ended December 31, 2004 and the period December 12 to December 31, 2003
99.2*	Roadway Express, Inc. and Subsidiaries Audited Consolidated Financial Statements for the year ended December 31, 2004 and the Period December 12 to December 31, 2003
99.3*	Roadway Next Day Corporation Audited Consolidated Financial Statements for the year ended December 31, 2004 and the period December 12 to December 31, 2003

*	Indicates documents filed herewith.