Form 10-Q
period 2007-03-31
YRC WORLDWIDE INC
filed 2007-05-10
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $1 Par Value Per Share	57,503,136 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(Amounts in thousands except per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$107,488	$76,391
Accounts receivable, net	1,230,145	1,190,818
Prepaid expenses and other	304,043	323,882

Total current assets	1,641,676	1,591,091

Property and Equipment:
Cost	3,921,394	3,841,657
Less – accumulated depreciation	1,584,124	1,571,811

Net property and equipment	2,337,270	2,269,846

Goodwill	1,330,016	1,326,583
Intangibles, net	687,159	691,417
Other assets	72,413	73,300

Total assets	$6,068,534	$5,952,237

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$402,596	$397,586
Wages, vacations and employees’ benefits	439,941	413,759
Other current and accrued liabilities	360,353	324,124
Asset backed securitization borrowings	250,000	225,000

Total current liabilities	1,452,890	1,360,469

Other Liabilities:
Long-term debt, less current portion	1,059,099	1,058,496
Deferred income taxes, net	610,359	609,193
Pension and postretirement	360,142	349,723
Claims and other liabilities	380,451	381,807
Commitments and contingencies

Shareholders’ Equity:
Common stock, $1 par value per share	61,158	60,876
Preferred stock, $1 par value per share	—	—
Capital surplus	1,195,790	1,180,578
Retained earnings	1,110,779	1,115,246
Accumulated other comprehensive loss	(52,517)	(54,534)
Treasury stock, at cost (3,679 shares)	(109,617)	(109,617)

Total shareholders’ equity	2,205,593	2,192,549

Total liabilities and shareholders’ equity	$6,068,534	$5,952,237

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the Three Months Ended March 31

(Amounts in thousands except per share data)

(Unaudited)

	2007	2006
Operating Revenue	$2,328,342	$2,374,161

Operating Expenses:
Salaries, wages and employees’ benefits	1,421,525	1,401,932
Operating expenses and supplies	441,928	449,927
Purchased transportation	251,768	253,286
Depreciation and amortization	58,991	73,440
Other operating expenses	116,324	106,866
Losses on property disposals, net	2,949	882
Reorganization charges	14,457	—

Total operating expenses	2,307,942	2,286,333

Operating Income	20,400	87,828

Nonoperating (Income) Expenses:
Interest expense	20,038	20,548
Other, net	(1,734)	(796)

Nonoperating expenses, net	18,304	19,752

Income Before Income Taxes	2,096	68,076
Income tax provision	817	25,940

Net Income	$1,279	$42,136

Average Common Shares Outstanding – Basic	57,337	57,374

Average Common Shares Outstanding – Diluted	58,614	59,128

Basic Earnings Per Share	$0.02	$0.73

Diluted Earnings Per Share	$0.02	$0.71

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the Three Months Ended March 31

(Amounts in thousands)

(Unaudited)

	2007	2006
Operating Activities:
Net income	$1,279	$42,136
Noncash items included in net income:
Depreciation and amortization	58,991	73,440
Losses on property disposals, net	2,949	882
Deferred income tax provision (benefit)	155	(293)
Other noncash items	2,614	2,147
Changes in assets and liabilities, net:
Accounts receivable	(41,749)	(25,967)
Accounts payable	4,016	(29,856)
Other operating assets	(2,113)	(4,870)
Other operating liabilities	96,840	(56,915)

Net cash provided by operating activities	122,982	704

Investing Activities:
Acquisition of property and equipment	(132,289)	(118,073)
Proceeds from disposal of property and equipment	6,644	8,708
Acquisition of companies	—	(11,659)
Other	(277)	4,000

Net cash used in investing activities	(125,922)	(117,024)

Financing Activities:
Asset backed securitization borrowings, net	25,000	74,530
Borrowing of long-term debt, net	3,000	12,500
Proceeds from exercise of stock options	6,037	1,951

Net cash provided by financing activities	34,037	88,981

Net Increase (Decrease) In Cash and Cash Equivalents	31,097	(27,339)

Cash and Cash Equivalents, Beginning of Period	76,391	82,361

Cash and Cash Equivalents, End of Period	$107,488	$55,022

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

YRC Worldwide Inc. and Subsidiaries

For the Three Months Ended March 31

(Amounts in thousands)

(Unaudited)

2007
Common Stock
Beginning balance	$60,876
Exercise of stock options	205
Issuance of equity awards	8
Employer contribution to 401(k) plan	69

Ending balance	$61,158

Capital Surplus
Beginning balance	$1,180,578
Exercise of stock options, including tax benefits	5,832
Share-based compensation	3,972
Employer contribution to 401(k) plan	2,858
Other, net	2,550

Ending balance	$1,195,790

Retained Earnings
Beginning balance	$1,115,246
Cumulative effect - adoption of FIN 48, “Accounting for Uncertainty in Income Taxes”	(5,746)
Net income	1,279

Ending balance	$1,110,779

Accumulated Other Comprehensive Loss
Beginning balance	$(54,534)
Amortization of pension costs	1,407
Foreign currency translation adjustment	610

Ending balance	$(52,517)

Treasury Stock, At Cost
Beginning and ending balance	$(109,617)

Total Shareholders’ Equity	$2,205,593

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries

(Unaudited)

1.	Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. These services include global, national and regional transportation as well as logistics. The YRC Worldwide portfolio of brands provides a comprehensive suite of services for the shipment of industrial, commercial and retail goods domestically and internationally. Our reportable segments, which are comprised of our various operating subsidiaries, include the following:

•

YRC National Transportation (“National Transportation”) is a holding company for our transportation service providers focused on business opportunities in regional, national and international services. National Transportation is comprised of Yellow Transportation and Roadway. These companies each provide for the movement of industrial, commercial and retail goods, primarily through regionalized and centralized management and customer facing organizations. National Transportation also owns 100% of Reimer Express Lines (“Reimer”), located in Canada, that specializes in shipments into, across and out of Canada. Approximately 36% of National Transportation shipments are completed in two days or less. In addition to the United States and Canada, National Transportation also serves parts of Mexico and Puerto Rico.

•

YRC Regional Transportation (“Regional Transportation”) is a holding company for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of New Penn Motor Express (“New Penn”), USF Holland and USF Reddaway. These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the United States (“U.S.”); Quebec, Canada; Mexico and Puerto Rico. USF Glen Moore, a provider of truckload services throughout the U.S., is also a subsidiary of Regional Transportation. Approximately 90% of Regional Transportation less-than-truckload (“LTL”) shipments are completed in two days or less. In 2006, Regional Transportation also included USF Bestway. In February 2007, we consolidated the majority of USF Bestway’s operations into USF Reddaway.

•

Logistics includes the Meridian IQ family of companies that plan and coordinate the movement of goods worldwide to provide customers a single source for logistics management solutions. Logistics delivers a wide range of global logistics management services, with the ability to provide customers improved return-on-investment results through flexible, fast and easy-to-implement logistics services and technology management solutions.

At March 31, 2007, approximately 70% of our labor force is subject to collective bargaining agreements, which predominantly expire in 2008.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of YRC Worldwide and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in non-majority owned affiliates, where the entity is either not a variable interest entity or YRC Worldwide is not the primary beneficiary, are accounted for on the equity method. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates. We have prepared the consolidated financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, all normal recurring adjustments except as otherwise noted, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included in these financial statements have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Property and Equipment

Property and equipment are recorded at cost. In the third quarter of 2006, the Company revised the estimated useful lives and salvage values of certain classes of property and equipment to more appropriately reflect how the Company expects to use the assets over time. Effective July 1, 2006, the Company increased revenue equipment lives to ten to twenty years from three to fourteen years and modified certain salvage values. If the Company had not changed the estimated useful lives and salvage values of this property and equipment, additional depreciation expense of approximately $13.5 million would have been recorded during the three months ended March 31, 2007. Accordingly, the changes in estimates resulted in an increase in income from continuing operations of approximately $13.5 million (an $8.2 million increase in net income) for the three months ended March 31, 2007. The change in estimate also increased diluted earnings per share by $0.14 for the three months ended March 31, 2007.

3.	Restructuring and Reorganization

In January 2007, we announced the consolidation of USF Reddaway and USF Bestway, two subsidiaries within our Regional Transportation segment. As part of the consolidation, effective February 12, 2007, we no longer market the USF Bestway brand. We incurred certain restructuring and other closure related charges in conjunction with this organizational change consisting primarily of employee separation and contract termination costs.

In addition, in January 2007 we announced further organizational changes that brought the management of Yellow Transportation and Roadway under one organization established as YRC National Transportation. We incurred employee separation charges in the first quarter of 2007 related to these changes.

As a part of our 2005 acquisition of USF Corporation, we closed an operating subsidiary (USF Dugan) and consolidated certain administrative functions and locations. We incurred restructuring and other closure related charges related to these actions. During 2007, we have continued to make payments under these obligations.

We reassess the reserve requirements under the above restructuring efforts at the end of each reporting period. A rollforward of the restructuring accrual is set forth below:

(in millions)	Employee Separation	Contract Termination and Other Costs	Total
Balance at December 31, 2006	$1.0	$6.5	$7.5
2007 Provision	7.4	0.7	8.1
Less Payments	(1.0)	—	(1.0)

Balance at March 31, 2007	$7.4	$7.2	$14.6

In addition to the restructuring charges of $8.1 million, we incurred reorganization and other closure related charges of $6.4 million during the three months ended March 31, 2007. These charges are included in the ‘Reorganization charges’ caption in the consolidated statements of operations. Other charges included $2.3 million of stock-based compensation related to the acceleration of the vesting period for restricted stock units awarded to certain terminated executives. The remaining $4.1 million of other closure related charges represents incremental costs associated with the USF Bestway closure.

4.	Debt and Financing

Total debt consisted of the following:

(in millions)	March 31, 2007	December 31, 2006
Asset backed securitization borrowings, secured by accounts receivable	$250.0	$225.0
Floating rate notes	150.0	150.0
USF senior notes	263.5	264.7
Roadway senior notes	233.1	234.3
Contingent convertible senior notes	400.0	400.0
Revolving credit facility	3.0	—
Other	9.5	9.5

Total debt	$1,309.1	$1,283.5
Asset backed securitization borrowings	(250.0)	(225.0)

Long-term debt	$1,059.1	$1,058.5

5.	Employee Benefits

Components of Net Periodic Pension and Other Postretirement Cost

The following table sets forth the components of our company-sponsored pension and other postretirement costs for the three months ended March 31:

	Pension Costs		Other Postretirement Costs
(in millions)	2007	2006	2007	2006
Service cost	$9.8	$10.9	$0.1	$0.2
Interest cost	16.4	15.7	0.5	0.5
Expected return on plan assets	(17.6)	(14.8)	—	—
Amortization of prior service cost	0.3	0.4	0.1	0.1
Amortization of net loss (gain)	2.0	2.5	(0.1)	(0.1)

Net periodic pension cost	$10.9	$14.7	$0.6	$0.7
Settlement cost	1.4	—	—	—
Special termination benefit cost	1.5	—	—	—

Total periodic pension cost	$13.8	$14.7	$0.6	$0.7

The settlement and special termination benefits costs of $2.9 million presented above are included in reorganization charges in our consolidated statement of operations for the three months ended March 31, 2007.

6.	Uncertain Tax Positions

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $7.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction of $5.7 million to the January 1, 2007 balance of retained earnings and an increase of $1.4 million to goodwill resulting from prior acquisitions. Additionally, we reclassed a $53 million credit from “Prepaid Expenses and Other” to “Other Current and Accrued Liabilities” effective January 1, 2007. The Company has elected to treat interest and penalties on uncertain tax positions as interest expense and other operating expenses, respectively, rather than continue the pre-FIN 48 treatment as components of the income tax provision.

The total amounts of unrecognized tax benefits and accrued interest as of the date of adoption were $74.7 million and $2.1 million, respectively. Both are classified on the Company’s consolidated balance sheet within “Other Current and Accrued Liabilities”. The Company has accrued no penalties relative to uncertain tax positions.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of the date of adoption was $5 million.

Tax years that remain subject to examination for the Company’s major tax jurisdictions as of the date of adoption:

Pre-acquisition tax years
	YRC Worldwide	USF Corporation (a)	Roadway (b)
Statute remains open	2003-2006	2000-2005	2001-03
Tax years currently under examination/exam completed	2003-2005	2000-2005	2001-03
Tax years not examined	2006	None	None

(a)	Years ending on or before May 24, 2005.
(b)	Years ending on or before December 11, 2003.

Reasonably possible changes in the next 12 months in the amount of unrecognized tax benefits relate to the following tax positions:

The United States Internal Revenue Service (“IRS”) has begun an audit of the Company’s 2005 tax return and indicated that it will propose an adjustment relative to the deduction claimed for contributions to union pension plans. The Company intends to protest the adjustment. The additional tax that could result from the adjustment is approximately $51 million. Pursuant to the provisions of FIN 48, the Company has posted no tax benefit for this deduction. This audit could be resolved in 2007.

The IRS has audited certain pre-acquisition tax returns for a consolidated group acquired in 2005 and disallowed a 2002 loss related to the disposition of the stock of a member of that group. The Company believes the loss is fully deductible and has protested the IRS adjustment. The additional tax that could result should the loss ultimately be totally denied is approximately $50 million. This audit could be resolved in 2007. Any tax liability resulting from the audit would affect only goodwill recognized in the allocation of the purchase price of the acquired subsidiary.

7.	Earnings Per Share

Dilutive securities, consisting of options to purchase our common stock or rights to receive common stock in the future, included in the calculation of diluted weighted average common shares were 638,000 for the three months ended March 31, 2007 and 554,000 for the three ended March 31, 2006. In addition, dilutive securities related to our net share settle contingent convertible notes were 639,000 for the three months ended March 31, 2007 and 1,200,000 for the three months ended March 31, 2006.

The impact of certain other options were excluded from the calculation of diluted earnings per share because average exercise prices were greater than the average market price of common shares. In addition, the computation of the assumed conversion of the convertible senior notes includes inputs of the year-to-date average stock price relative to the stated conversion price. If this relationship is such that the year-to-date average stock price is less then the stated conversion price, the computed shares would be antidilutive under the treasury stock method. Data regarding antidilutive securities for the three months ended March 31 is summarized below:

(in thousands except per share data)	2007	2006
Weighted average exercise price per share	$43.46	$—
Weighted average option shares outstanding	23	—
Antidilutive convertible senior note conversion shares	272	—

8.	Business Segments

We report financial and descriptive information about our reportable operating segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We evaluate performance primarily on adjusted operating income and return on capital.

We have three reportable segments, which are strategic business units that offer complementary transportation services to their customers. National Transportation includes carriers that provide comprehensive regional, national and international transportation services. Regional Transportation is comprised of carriers that focus primarily on business opportunities in the regional and next-day delivery markets. Logistics, previously referred to as our Meridian IQ segment, provides domestic and international freight forwarding, warehousing and cross-dock services, multi-modal brokerage services, and transportation management services.

Information relative to USF Red Star and USF Dugan, previously included in Regional Transportation, has been included in the Corporate segment in 2007 as these entities are no longer operating.

Prior to 2007 we reported four operating segments. In January 2007, we consolidated the management structure of Yellow Transportation and Roadway to form YRC National Transportation. As a result, these two previously separate segments have been combined in 2007. Amounts presented for 2006 have been reclassified to reflect this change.

The accounting policies of the segments are the same as those described in the Summary of Accounting Policies note in our Annual Report on Form 10-K for the year ended December 31, 2006. We charge management fees and other corporate services to our segments based on the direct benefits received or as a percentage of revenue. Corporate and other operating losses represent residual operating expenses of the holding company, including compensation and benefits and professional services for all periods presented. Corporate identifiable assets primarily refer to cash, cash equivalents and deferred debt issuance costs. Intersegment revenue relates to transportation services between our segments.

The following table summarizes our operations by business segment:

(in millions)	National Transportation	Regional Transportation	Logistics	Corporate/ Eliminations	Consolidated
As of March 31, 2007
Identifiable assets	$3,362.8	$2,229.8	$433.0	$42.9	$6,068.5

As of December 31, 2006
Identifiable assets	3,269.1	2,179.2	413.5	90.4	5,952.2

Three months ended March 31, 2007
External revenue	1,607.4	575.9	145.0	—	2,328.3
Intersegment revenue	1.0	—	4.8	(5.8)	—
Operating income (loss)	33.1	(5.0)	(1.1)	(6.6)	20.4
Adjustments to operating income(a)	6.8	6.5	0.1	4.0	17.4
Adjusted operating income (loss)(b)	39.9	1.5	(1.0)	(2.6)	37.8

Three months ended March 31, 2006
External revenue	1,642.5	592.1	139.6	—	2,374.2
Intersegment revenue	1.4	—	0.2	(1.6)	—
Operating income (loss)	69.2	21.4	2.5	(5.3)	87.8
Adjustments to operating income(a)	—	—	—	0.9	0.9
Adjusted operating income (loss)(b)	69.2	21.4	2.5	(4.4)	88.7

(a)	Management excludes these items when evaluating operating income and segment performance to better evaluate the results of our core operations. In the periods presented, adjustments consisted of losses (gains) on property disposals and reorganization charges.
(b)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.

9.	Comprehensive Income

Comprehensive income for the three months ended March 31 follows:

(in millions)	2007	2006
Net income	$1.3	$42.1
Other comprehensive income, net of tax:
Amortization of pension costs	1.4	—
Changes in foreign currency translation adjustments	0.6	2.3

Other comprehensive income	2.0	2.3

Comprehensive income	$3.3	$44.4

10.	Guarantees of the Contingent Convertible Senior Notes

In August 2003, YRC Worldwide issued 5.0% contingent convertible senior notes due 2023. In November 2003, we issued 3.375% contingent convertible senior notes (the August and November issuances, collectively, may also be known as the “contingent convertible senior notes”) due 2023. In December 2004, we completed exchange offers pursuant to which holders of the contingent convertible senior notes could exchange their notes for an equal amount of new net share settled contingent convertible senior notes. Substantially all notes were exchanged as part of the exchange offers. In May 2005, we completed the private placement of $150 million in aggregate principle amount of senior floating rate notes due 2008. In connection with the net share settled contingent convertible senior notes and the floating rate notes, the following 100% owned subsidiaries of YRC Worldwide have issued guarantees in favor of the holders of the net share settled contingent convertible senior notes and floating rate notes: Yellow Transportation, Inc., Mission Supply Company, Yellow Relocation Services, Inc., YRC Worldwide Technologies, Inc., Meridian IQ Inc., MIQ LLC, Globe.com Lines, Inc., Roadway LLC, Roadway Next Day Corporation, Roadway Express, Inc., USF Holland and Regional Transportation. Each of the guarantees is full and unconditional and joint and several.

The condensed consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of YRC Worldwide or any guarantor to obtain funds from its subsidiaries by dividend or loan.

The following represents condensed consolidating financial information as of March 31, 2007 and December 31, 2006 with respect to the financial position and for the three months ended March 31, 2007 and 2006 for results of operations and cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the contingent convertible senior notes and the floating rate notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes and the floating rate notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws, Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheets

March 31, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$71	$20	$16	$—	$107
Intercompany advances receivable	—	(76)	76	—	—
Accounts receivable, net	4	3	1,240	(17)	1,230
Prepaid expenses and other	1	147	156	—	304

Total current assets	76	94	1,488	(17)	1,641
Property and equipment	—	3,347	574	—	3,921
Less – accumulated depreciation	—	(1,480)	(104)	—	(1,584)

Net property and equipment	—	1,867	470	—	2,337
Investment in subsidiaries	3,860	459	(28)	(4,291)	—
Receivable from affiliate	(527)	503	24	—	—
Goodwill and other assets	263	1,868	309	(350)	2,090

Total assets	$3,672	$4,791	$2,263	$(4,658)	$6,068

Intercompany advances payable	$432	$(550)	$327	$(209)	$—
Accounts payable	37	297	77	(8)	403
Wages, vacations and employees’ benefits	23	368	49	—	440
Other current and accrued liabilities	81	126	153	—	360
Asset backed securitization borrowings	—	—	250	—	250

Total current liabilities	573	241	856	(217)	1,453
Payable to affiliate	(117)	44	223	(150)	—
Long-term debt, less current portion	553	506	—	—	1,059
Deferred income taxes, net	17	431	162	—	610
Pension and postretirement	360	—	—	—	360
Claims and other liabilities	107	5	268	—	380
Commitments and contingencies
Shareholders’ equity	2,179	3,564	754	(4,291)	2,206

Total liabilities and shareholders’ equity	$3,672	$4,791	$2,263	$(4,658)	$6,068

December 31, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$20	$21	$35	$—	$76
Intercompany advances receivable	—	(68)	68	—	—
Accounts receivable, net	5	11	1,193	(18)	1,191
Prepaid expenses and other	22	193	109	—	324

Total current assets	47	157	1,405	(18)	1,591
Property and equipment	1	3,258	583	—	3,842
Less – accumulated depreciation	(1)	(1,461)	(110)	—	(1,572)

Net property and equipment	—	1,797	473	—	2,270
Investment in subsidiaries	3,372	254	5	(3,631)	—
Receivable from affiliate	(563)	426	137	—	—
Goodwill and other assets	262	1,869	310	(350)	2,091

Total assets	$3,118	$4,503	$2,330	$(3,999)	$5,952

Intercompany advances payable	$402	$(548)	$355	$(209)	$—
Accounts payable	15	321	71	(9)	398
Wages, vacations and employees’ benefits	15	338	61	—	414
Other current and accrued liabilities	18	135	171	—	324
Asset backed securitization borrowings	—	—	225	—	225

Total current liabilities	450	246	883	(218)	1,361
Payable to affiliate	(101)	28	223	(150)	—
Long-term debt, less current portion	550	508	—	—	1,058
Deferred income taxes, net	18	430	161	—	609
Pension and postretirement	350	—	—	—	350
Claims and other liabilities	12	38	332	—	382
Commitments and contingencies
Shareholders’ equity	1,839	3,253	731	(3,631)	2,192

Total liabilities and shareholders’ equity	$3,118	$4,503	$2,330	$(3,999)	$5,952

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$13	$1,989	$419	$(93)	$2,328

Operating expenses:
Salaries, wages and employees’ benefits	11	1,173	238	—	1,422
Operating expenses and supplies	7	396	125	(86)	442
Purchased transportation	—	197	62	(7)	252
Depreciation and amortization	—	46	13	—	59
Other operating expenses	—	99	17	—	116
Losses on property disposals, net	—	1	2	—	3
Reorganization charges	3	6	5	—	14

Total operating expenses	21	1,918	462	(93)	2,308

Operating income (loss)	(8)	71	(43)	—	20

Nonoperating (income) expenses:
Interest expense	8	7	5	—	20
Other, net	11	49	(62)	—	(2)

Nonoperating (income) expenses, net	19	56	(57)	—	18

Income (loss) before income taxes	(27)	15	14	—	2
Income tax provision (benefit)	(8)	5	5	(1)	1

Net income (loss)	$(19)	$10	$9	$1	$1

For the three months ended March 31, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$18	$2,033	$424	$(101)	$2,374
Operating expenses:
Salaries, wages and employees’ benefits	11	1,192	206	(7)	1,402
Operating expenses and supplies	12	413	113	(88)	450
Purchased transportation	—	196	61	(4)	253
Depreciation and amortization	—	58	15	—	73
Other operating expenses	—	89	18	—	107
Losses on property disposals, net	—	—	1	—	1

Total operating expenses	23	1,948	414	(99)	2,286

Operating income (loss)	(5)	85	10	(2)	88

Nonoperating (income) expenses:
Interest expense	8	7	6	—	21
Other, net	1	35	(35)	(2)	(1)

Nonoperating (income) expenses, net	9	42	(29)	(2)	20

Income (loss) before income taxes	(14)	43	39	—	68
Income tax provision (benefit)	(3)	16	16	(3)	26

Net income (loss)	$(11)	$27	$23	$3	$42

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$63	$152	$(92)	$—	$123

Investing activities:
Acquisition of property and equipment	—	(108)	(24)	—	(132)
Proceeds from disposal of property and equipment	—	—	7	—	7
Other	—		(1)	—	(1)

Net cash used in investing activities	—	(108)	(18)	—	(126)

Financing activities:
Asset backed securitization borrowings, net	—	—	25	—	25
Borrowing of long-term debt, net	3	—	—	—	3
Proceeds from exercise of stock options	6	—	—	—	6
Intercompany advances / repayments	(21)	(45)	66	—	—

Net cash provided by (used in) financing activities	(12)	(45)	91	—	34

Net increase (decrease) in cash and cash equivalents	51	(1)	(19)	—	31
Cash and cash equivalents, beginning of period	20	21	35	—	76

Cash and cash equivalents, end of period	$71	$20	$16	$—	$107

For the three months ended March 31, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(63)	$73	$(9)	$—	$1

Investing activities:
Acquisition of property and equipment	—	(110)	(8)	—	(118)
Proceeds from disposal of property and equipment	—	9	—	—	9
Acquisition of companies	(12)	—	—	—	(12)
Other	—	4	—	—	4

Net cash used in investing activities	(12)	(97)	(8)	—	(117)

Financing activities:
Asset backed securitization borrowings, net	—	—	74	—	74
Borrowing of long-term debt, net	13	—	—	—	13
Proceeds from exercise of stock options	2	—	—	—	2
Intercompany advances / repayments	55	17	(72)	—	—

Net cash provided by financing activities	70	17	2	—	89

Net decrease in cash and cash equivalents	(5)	(7)	(15)	—	(27)
Cash and cash equivalents, beginning of period	20	18	44	—	82

Cash and cash equivalents, end of period	$15	$11	$29	$—	$55

11.	Guarantees of the Senior Notes Due 2008

In connection with the senior notes due 2008, the Company assumed by virtue of the Roadway merger agreement, and in addition to the primary obligor, Roadway LLC, YRC Worldwide and its following 100% owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2008: Roadway Next Day Corporation, New Penn Motor Express, Inc., Roadway Express, Inc., Roadway Reverse Logistics, Inc. and Roadway Express International, Inc. Each of the guarantees is full and unconditional and joint and several.

The condensed consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of YRC Worldwide or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan.

The following represents condensed consolidating financial information of YRC Worldwide and its subsidiaries as of March 31, 2007 and December 31, 2006 with respect to the financial position, and for the three months ended March 31, 2007 and 2006 for results of operations and cash flows. The primary obligor column presents the financial information of Roadway LLC. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2008 including YRC Worldwide, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheets

March 31, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$87	$20	$—	$107
Intercompany advances receivable	—	(14)	14	—	—
Accounts receivable, net	—	(39)	1,282	(13)	1,230
Prepaid expenses and other	—	44	260	—	304

Total current assets	—	78	1,576	(13)	1,641
Property and equipment	—	1,056	2,865	—	3,921
Less – accumulated depreciation	—	(214)	(1,370)	—	(1,584)

Net property and equipment	—	842	1,495	—	2,337
Investment in subsidiaries	97	3,890	200	(4,187)	—
Receivable from affiliate	168	(524)	356	—	—
Goodwill and other assets	653	1,259	1,028	(850)	2,090

Total assets	$918	$5,545	$4,655	$(5,050)	$6,068

Intercompany advances payable	$—	$75	$134	$(209)	$—
Accounts payable	—	135	272	(4)	403
Wages, vacations and employees’ benefits	—	185	255	—	440
Other current and accrued liabilities	14	119	228	(1)	360
Asset backed securitization borrowings	—	—	250	—	250

Total current liabilities	14	514	1,139	(214)	1,453
Payable to affiliate	—	533	117	(650)	—
Long-term debt, less current portion	233	553	273	—	1,059
Deferred income taxes, net	(5)	237	378	—	610
Pension and postretirement	—	360	—	—	360
Claims and other liabilities	—	108	272	—	380
Commitments and contingencies
Shareholders’ equity	676	3,240	2,476	(4,186)	2,206

Total liabilities and shareholders’ equity	$918	$5,545	$4,655	$(5,050)	$6,068

December 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$38	$38	$—	$76
Intercompany advances receivable	—	(14)	14	—	—
Accounts receivable, net	—	(20)	1,222	(11)	1,191
Prepaid expenses and other	(2)	83	243	—	324

Total current assets	(2)	87	1,517	(11)	1,591
Property and equipment	—	1,019	2,823	—	3,842
Less – accumulated depreciation	—	(199)	(1,373)	—	(1,572)

Net property and equipment	—	820	1,450	—	2,270
Investment in subsidiaries	—	3,377	208	(3,585)	—
Receivable from affiliate	155	(552)	397	—	—
Goodwill and other assets	651	1,257	1,033	(850)	2,091

Total assets	$804	$4,989	$4,605	$(4,446)	$5,952

Intercompany advances payable	$—	$87	$122	$(209)	$—
Accounts payable	—	114	286	(2)	398
Wages, vacations and employees’ benefits	—	165	249	—	414
Other current and accrued liabilities	2	76	246	—	324
Asset backed securitization borrowings	—	—	225	—	225

Total current liabilities	2	442	1,128	(211)	1,361
Payable to affiliate	—	549	101	(650)	—
Long-term debt, less current portion	234	550	274	—	1,058
Deferred income taxes, net	(5)	234	380	—	609
Pension and postretirement	—	350	—	—	350
Claims and other liabilities	—	26	356	—	382
Commitments and contingencies
Shareholders’ equity	573	2,838	2,366	(3,585)	2,192

Total liabilities and shareholders’ equity	$804	$4,989	$4,605	$(4,446)	$5,952

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$832	$1,587	$(91)	$2,328

Operating expenses:
Salaries, wages and employees’ benefits	—	498	924	—	1,422
Operating expenses and supplies	—	158	367	(83)	442
Purchased transportation	—	84	177	(9)	252
Depreciation and amortization	—	19	40	—	59
Other operating expenses	—	38	78	—	116
Losses on property disposals, net	—	1	2	—	3
Reorganization charges	—	4	10	—	14

Total operating expenses	—	802	1,598	(92)	2,308

Operating income (loss)	—	30	(11)	1	20

Nonoperating (income) expenses:
Interest expense	4	8	8	—	20
Other, net	(13)	42	(32)	1	(2)

Nonoperating (income) expenses, net	(9)	50	(24)	1	18

Income (loss) before income taxes	9	(20)	13	—	2
Income tax provision (benefit)	3	(5)	4	(1)	1

Net income (loss)	$6	$(15)	$9	$1	$1

For the three months ended March 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$849	$1,619	$(94)	$2,374

Operating expenses:
Salaries, wages and employees’ benefits	—	503	906	(7)	1,402
Operating expenses and supplies	—	168	364	(82)	450
Purchased transportation	—	82	175	(4)	253
Depreciation and amortization	—	22	51	—	73
Other operating expenses	—	34	73	—	107
Losses on property disposals, net	—	1	—	—	1

Total operating expenses	—	810	1,569	(93)	2,286

Operating income (loss)	—	39	50	(1)	88

Nonoperating (income) expenses:
Interest expense	4	8	9	—	21
Other, net	(14)	26	(12)	(1)	(1)

Nonoperating (income) expenses, net	(10)	34	(3)	(1)	20

Income before income taxes	10	5	53	—	68
Income tax provision (benefit)	3	4	22	(3)	26

Net income	$7	$1	$31	$3	$42

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$13	$136	$(26)	$—	$123

Investing activities:
Acquisition of property and equipment	—	(42)	(90)	—	(132)
Proceeds from disposal of property and equipment	—	3	4	—	7
Other	—	—	(1)	—	(1)

Net cash used in investing activities	—	(39)	(87)	—	(126)

Financing activities:
Asset backed securitization borrowings, net	—	—	25	—	25
Borrowing of long-term debt, net	—	3	—	—	3
Proceeds from exercise of stock options	—	6	—	—	6
Intercompany advances / repayments	(13)	(57)	70	—	—

Net cash provided by (used in) financing activities	(13)	(48)	95	—	34

Net increase (decrease) in cash and cash equivalents	—	49	(18)	—	31
Cash and cash equivalents, beginning of period	—	38	38	—	76

Cash and cash equivalents, end of period	$—	$87	$20	$—	$107

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$14	$(25)	$12	$—	$1

Investing activities:
Acquisition of property and equipment	—	(40)	(78)	—	(118)
Proceeds from disposal of property and equipment	—	—	9	—	9
Acquisition of companies	—	(12)	—	—	(12)
Other	4	—	—	—	4

Net cash provided by (used in) investing activities	4	(52)	(69)	—	(117)

Financing activities:
Asset backed securitization borrowings, net	—	—	74	—	74
Borrowing of long-term debt, net	—	13	—	—	13
Proceeds from exercise of stock options	—	2	—	—	2
Intercompany advances / repayments	(18)	54	(36)	—	—

Net cash provided by (used in) financing activities	(18)	69	38	—	89

Net decrease in cash and cash equivalents	—	(8)	(19)	—	(27)
Cash and cash equivalents, beginning of period	—	34	48	—	82

Cash and cash equivalents, end of period	$—	$26	$29	$—	$55

12.	Guarantees of the Senior Notes Due 2009 and 2010

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

The condensed consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of Yellow Roadway or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan.

The following represents condensed consolidating financial information of YRC Worldwide and its subsidiaries as of March 31, 2007 and December 31, 2006 with respect to the financial position and for the three months ended March 31, 2007 and 2006 for results of operations and cash flows. The primary obligor column presents the financial information of Regional Transportation (formerly USF Corporation). The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2009 and 2010 including YRC Worldwide, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, Yellow Receivables Corporation and Roadway Funding, Inc., the special-purpose entities that are or were associated with our ABS agreements.

Condensed Consolidating Balance Sheet

March 31, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$74	$33	$—	$107
Intercompany advances receivable	—	(13)	13	—	—
Accounts receivable, net	—	(7)	1,240	(3)	1,230
Prepaid expenses and other	3	61	240	—	304

Total current assets	3	115	1,526	(3)	1,641
Property and equipment	2	857	3,062	—	3,921
Less – accumulated depreciation	(1)	(118)	(1,465)	—	(1,584)

Net property and equipment	1	739	1,597	—	2,337
Investment in subsidiaries	329	3,863	5	(4,197)	—
Receivable from affiliate	485	(816)	331	—	—
Goodwill and other assets	805	380	1,255	(350)	2,090

Total assets	$1,623	$4,281	$4,714	$(4,550)	$6,068

Intercompany advances payable	$65	$137	$(2)	$(200)	$—
Accounts payable	7	115	284	(3)	403
Wages, vacations and employees’ benefits	1	108	331	—	440
Other current and accrued liabilities	33	90	238	(1)	360
Asset backed securitization borrowings	—	—	250	—	250

Total current liabilities	106	450	1,101	(204)	1,453
Payable to affiliate	—	(44)	194	(150)	—
Long-term debt, less current portion	263	553	243	—	1,059
Deferred income taxes, net	80	113	417	—	610
Pension and postretirement	—	360	—	—	360
Claims and other liabilities	2	107	271	—	380
Commitments and contingencies
Shareholders’ equity	1,172	2,742	2,488	(4,196)	2,206

Total liabilities and shareholders’ equity	$1,623	$4,281	$4,714	$(4,550)	$6,068

December 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$23	$53	$—	$76
Intercompany advances receivable	—	(10)	10	—	—
Accounts receivable, net	—	1	1,192	(2)	1,191
Prepaid expenses and other	(17)	96	245	—	324

Total current assets	(17)	110	1,500	(2)	1,591
Property and equipment	2	836	3,004	—	3,842
Less – accumulated depreciation	(1)	(115)	(1,456)	—	(1,572)

Net property and equipment	1	721	1,548	—	2,270
Investment in subsidiaries	247	3,373	6	(3,626)	—
Receivable from affiliate	399	(714)	315	—	—
Goodwill and other assets	809	380	1,252	(350)	2,091

Total assets	$1,439	$3,870	$4,621	$(3,978)	$5,952

Intercompany advances payable	$—	$193	$7	$(200)	$—
Accounts payable	3	97	300	(2)	398
Wages, vacations and employees’ benefits	(1)	105	310	—	414
Other current and accrued liabilities	6	55	263	—	324
Asset backed securitization borrowings	—	—	225	—	225

Total current liabilities	8	450	1,105	(202)	1,361
Payable to affiliate	—	(29)	179	(150)	—
Long-term debt, less current portion	265	550	243	—	1,058
Deferred income taxes, net	80	117	412	—	609
Pension and postretirement	—	350	—	—	350
Claims and other liabilities	1	45	336	—	382
Commitments and contingencies
Shareholders’ equity	1,085	2,387	2,346	(3,626)	2,192

Total liabilities and shareholders’ equity	$1,439	$3,870	$4,621	$(3,978)	$5,952

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$6	$582	$1,832	$(92)	$2,328

Operating expenses:
Salaries, wages and employees’ benefits	2	353	1,067	—	1,422
Operating expenses and supplies	1	158	369	(86)	442
Purchased transportation	—	30	228	(6)	252
Depreciation and amortization	2	16	41	—	59
Other operating expenses	—	33	83	—	116
Losses on property disposals, net	—	1	2	—	3
Reorganization charges	—	7	7	—	14

Total operating expenses	5	598	1,797	(92)	2,308

Operating income (loss)	1	(16)	35	—	20

Nonoperating (income) expenses:
Interest expense	4	8	8	—	20
Other, net	(8)	33	(28)	1	(2)

Nonoperating (income) expenses, net	(4)	41	(20)	1	18

Income (loss) before income taxes	5	(57)	55	(1)	2
Income tax provision (benefit)	2	(20)	20	(1)	1

Net income (loss)	$3	$(37)	$35	$—	$1

For the three months ended March 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$6	$598	$1,871	$(101)	$2,374

Operating expenses:
Salaries, wages and employees’ benefits	2	341	1,066	(7)	1,402
Operating expenses and supplies	1	158	379	(88)	450
Purchased transportation	—	35	222	(4)	253
Depreciation and amortization	2	20	51	—	73
Other operating expenses	—	31	76	—	107
Losses on property disposals, net	—	1	—	—	1

Total operating expenses	5	586	1,794	(99)	2,286

Operating income (loss)	1	12	77	(2)	88

Nonoperating (income) expenses:
Interest expense	4	8	9	—	21
Other, net	(2)	17	(14)	(2)	(1)

Nonoperating (income) expenses, net	2	25	(5)	(2)	20

Income (loss) before income taxes	(1)	(13)	82	—	68
Income tax provision (benefit)	(1)	(1)	31	(3)	26

Net income (loss)	$—	$(12)	$51	$3	$42

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$19	$60	$44	$—	$123

Investing activities:
Acquisition of property and equipment	—	(37)	(95)	—	(132)
Proceeds from disposal of property and equipment	—	3	4	—	7
Other	—	—	(1)	—	(1)

Net cash used in investing activities	—	(34)	(92)	—	(126)

Financing activities:
Asset backed securitization borrowings, net	—	—	25	—	25
Borrowing of long-term debt, net	—	3	—	—	3
Proceeds from exercise of stock options	—	6	—	—	6
Intercompany advances / repayments	(19)	16	3	—	—

Net cash provided by (used in) financing activities	(19)	25	28	—	34

Net increase (decrease) in cash and cash equivalents	—	51	(20)	—	31
Cash and cash equivalents, beginning of Period	—	23	53	—	76

Cash and cash equivalents, end of year	$—	$74	$33	$—	$107

For the three months ended March 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$3	$(21)	$19	$—	$1

Investing activities:
Acquisition of property and equipment	—	(14)	(104)	—	(118)
Proceeds from disposal of property and equipment	—	4	5	—	9
Acquisition of companies	—	(12)	—	—	(12)
Other	—	—	4	—	4

Net cash used in investing activities	—	(22)	(95)	—	(117)

Financing activities:
Asset backed securitization borrowings, net	—	—	74	—	74
Borrowing of long-term debt, net	—	13	—	—	13
Proceeds from exercise of stock options	—	2	—	—	2
Intercompany advances / repayments	(3)	6	(3)	—	—

Net cash provided by (used in) financing activities	(3)	21	71	—	89

Net decrease in cash and cash equivalents	—	(22)	(5)	—	(27)
Cash and cash equivalents, beginning of Period	—	42	40	—	82

Cash and cash equivalents, end of year	$—	$20	$35	$—	$55

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of YRC Worldwide Inc. (also referred to as “YRC Worldwide”, the “Company”, “we” or “our”). MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or include the words “should,” “could,” “would,” “will,” “may,” “expect,” “believe,” or similar expressions. Our actual results could differ materially from those projected by these forward-looking statements due to a number of factors, including (without limitation), inflation, inclement weather, price and availability of fuel, sudden changes in the cost of fuel or the index upon which the Company bases its fuel surcharge, competitor pricing activity, expense volatility, including (without limitation) expense volatility due to changes in rail service or pricing for rail service, ability to capture cost reductions, including (without limitation) those cost reduction opportunities arising from acquisitions, changes in equity and debt markets, a downturn in general or regional economic activity, effects of a terrorist attack, and labor relations, including (without limitation), the impact of work rules, work stoppages, strikes or other disruptions, any obligations to multi-employer health, welfare and pension plans, wage requirements and employee satisfaction.

Results of Operations

Our Results of Operations section focuses on the highlights and significant items that impacted our operating results during the first quarter. We have presented a discussion regarding the operating results of each of our three operating segments: National Transportation, Regional Transportation and Logistics. Prior to 2007, we reported results for four operating segments that included Yellow Transportation and Roadway whose management structures were combined in January 2007 to form National Transportation. The prior year results for Yellow Transportation and Roadway have been combined, including proper eliminations, to present comparative information. Prior year segments also included Regional Transportation, which is unchanged in the current year, and Meridian IQ which is now being referred to as our Logistics segment. Our discussion also identifies the adjustments to operating income that management excludes when internally evaluating segment performance because the items are not related to the segments’ core operations. Please refer to our Business Segments note for further discussion.

Consolidated Results

Our consolidated results for the three months ended March 31, 2007 include the results of each of the operating segments discussed below and corporate charges. A more detailed discussion of the operating results of our segments is presented below.

Three months ended March 31, 2007 compared to three months ended March 31, 2006

The table below provides summary consolidated financial information for the three months ended March 31:

(in millions)	2007	2006	Percent Change
Operating revenue	$2,328.3	$2,374.2	(1.9)%
Operating income	20.4	87.8	(76.8)%
Nonoperating expenses, net	18.3	19.8	(7.6)%
Net income	1.3	42.1	(96.9)%

Our consolidated operating revenue decreased slightly during the three months ended March 31, 2007 versus 2006 primarily due to a slower economy in the United States, especially the Upper Midwest, and a challenging operating environment mostly attributed to harsh weather conditions for a significant portion of the quarter. In general, pricing or yield increased modestly while overall volumes were down slightly compared to the comparable prior year quarter.

Consolidated operating revenue includes fuel surcharge revenue. Fuel surcharges are common throughout our industry and represent an amount that we charge to customers that adjusts with changing fuel prices. We base our fuel surcharge on a published national index and adjust it weekly. Rapid material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income versus prior periods as there is a lag in the Company’s adjustment of base rates in response to changes in fuel surcharge. Fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require changes. We believe the distinction between base rates and fuel surcharge has been blurring over time, and it is impractical to clearly separate all the different factors that influence the price that our customers are willing to pay. In general, under our present fuel surcharge program, we believe rising fuel costs are beneficial to us in the short term.

Consolidated operating income decreased significantly during the three months ended March 31, 2007 as compared to 2006 and is reflective of decreased operating revenue at all of our operating companies, with the largest decline experienced at Regional Transportation. Given its regional concentration, the depressed economy in the Upper Midwest impacted this segment the most. Our consolidated operating income during the first quarter of 2007 was also unfavorably impacted by a $14.5 million charge related to restructuring and reorganization and $2.9 million of losses generated from the sale of property and equipment. During the three months ended March 31, 2007, we combined USF Reddaway and USF Bestway and after February 12, 2007 no longer market the USF Bestway brand. This combination contributed to approximately $5.5 million of the reorganization and restructuring charges. In addition, as previously discussed, we combined the management structures of Yellow Transportation and Roadway during the first quarter of 2007 which also resulted in certain reorganization charges of approximately $6.1 million, primarily severance. The $14.5 million reorganization charge also included $2.8 million in the Corporate segment of severance and expense associated with the acceleration of vesting of restricted stock units due to certain management separations. This charge is a non-cash item and is included in the “Reorganization charges” line in our consolidated Statement of Operations. These amounts were partially offset by a $13.5 million reduction in depreciation expense for the three months ended March 31, 2007 versus 2006 resulting from a change in depreciable lives and salvage values effective July 1, 2006.

Nonoperating expenses consist primarily of interest expense which decreased slightly from 2006.

Our effective tax rate for the three months ended March 31, 2007 was 39.0% compared to 38.1% for the three months ended March 31, 2006. Variations in the rate could result from our income allocation among subsidiaries and their relative state tax rates, in addition to the tax planning strategies that may be implemented throughout the year.

Adjustments to operating income presented in the segment discussion below represent charges that management excludes when evaluating segment performance to better understand the results of our core operations. With the exception of property disposals, these charges do not occur on a regular basis and can distort our operating results. Management excludes the impact of gains and losses from the disposal of property as it reflects charges not related to the segment’s primary business.

National Transportation Results

National Transportation represented approximately 69% of our consolidated revenue in the first quarters of 2007 and 2006. The table below provides summary financial information for National Transportation for the three months ended March 31:

(in millions)	2007	2006	Percent Change
Operating revenue	$1,608.4	$1,643.9	(2.2)%
Operating income	33.1	69.2	(52.1)%
Adjustments to operating income(a)	6.8	—	n/m	(c)
Adjusted operating income(b)	39.9	69.2	(42.3)%
Operating ratio	97.9%	95.8%	(2.1	)pp(d)
Adjusted operating ratio	97.5%	95.8%	(1.7	)pp

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations (see discussion below).
(b)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles
(c)	Not meaningful.
(d)	Percentage points.

Three months ended March 31, 2007 compared to three months ended March 31, 2006

National Transportation reported first quarter 2007 operating revenue of $1,608.4 million, representing a decrease of $35.5 million or 2.2% from the first quarter of 2006. The two primary components of operating revenue are volume, comprised of the number of shipments and the weight per shipment, and price, usually evaluated on a per hundred weight basis for less-than-truckload (“LTL”) business. With the same number of workdays in both quarters, the decline in operating revenue was largely driven by a 4.5% decline in total tonnage picked up per day, with truckload tonnage being down more dramatically at 7.3% and LTL tonnage down 3.8%. Both of these tonnage declines are primarily the result of a slowing economy, and we believe the majority of the freight transportation sector has also experienced softening business levels based on reports of tonnage declines. As the economy slowed, capacity became more readily available particularly in the truckload portion of our business and competition for available loads increased. The decline in LTL tonnage was made up of a 2.6% decline in shipments per day and a 1.3% decline in weight per shipment. In addition to the slowing economy, the first quarter of 2007 had more severe weather than 2006, which contributed to the decline in tonnage as customers where unable to ship goods on several days, particularly in February.

The decline in tonnage was partially offset by a 2.0% increase in LTL revenue per hundred weight. Fuel surcharge revenue was down just slightly from 2006 and was not a major factor in either the change in revenue or revenue per hundred weight.

Operating income for National Transportation decreased by $36.1 million or 52.1% from the first quarter of 2006. Revenue was lower by $35.5 million while total costs increased by $0.6 million. The cost increases consisted of higher salaries, wages and benefits of $9.5 million, higher other operating expenses of $7.4 million and reorganization charges of $6.1 million which were offset by lower operating expenses and supplies of $16.6 million and lower depreciation expense of $10.0 million.

The largest cause of the increase in salaries, wages and benefits was $16.1 million or 2.1% higher hourly wages and benefits, which were the result of annual contractual wage and benefit increases, a higher cost mix of workers and challenging weather conditions, offset by lower business levels which require fewer hours to be worked. The higher cost mix of workers is the result of having fewer new hire employees on union wage progression and also working fewer casual (i.e. supplemental) employees. Both of these employee groups have lower overall costs to the Company than regular full time employees. The lower use of casual employees is a direct result of lower tonnage levels, as these employees normally supplement our regular work force. The weather conditions resulted in lower productivity levels across several work groups than would have otherwise been expected. Workers’ compensation costs were lower by $4.4 million or 13.6% due to less unfavorable development of old claims compared with that experienced in the prior year.

Other operating expenses were higher due to a $4.5 million or 22.3% increase in cargo claims expense and a $2.5 million or 29.2% increase in bodily injury and property damage claims. The cargo claims increase is the result of higher claim frequency, which the Company has addressed by allocating additional resources to ensure a consistent approach to achieving our high standards of quality.

The reorganization charges, primarily severance costs, were a result of the combination of the management structures of Yellow Transportation and Roadway to form National Transportation as previously discussed.

Operating expenses and supplies were lower due to a number of relatively small factors that were all favorable compared to last year, many of which were the result of lower business levels and stringent cost controls put in place during this challenging period of time. The following costs all experienced relatively similar declines of approximately $2-3 million each compared to 2006: vehicle maintenance expenses, travel and employee expenses, miscellaneous operating expenses and supplies, and professional service fees from affiliates as they also had cost reduction programs in place. Additionally, in the first quarter of 2006, Yellow Transportation incurred $3.5 million of costs associated with hosting an industry conference. No such conference was held in 2007, thus resulting in lower costs compared to the prior year. Slightly offsetting these declines were increased costs related to adverse weather in several cost categories.

Depreciation expense was lower primarily because of a change in depreciable lives and salvage values of property and equipment that was made in the third quarter of 2006.

Lower revenue and the slight increase in expenses resulted in an operating ratio of 97.9 for the first quarter of 2007, which is 2.1 percentage points higher than the prior year. Operating ratio refers to a common industry measurement calculated by dividing a company’s operating expenses by its operating revenue.

Regional Transportation Results

Regional Transportation represented approximately 25% of our consolidated revenue in the first quarters of 2007 and 2006. The table below provides summary financial information for YRC Regional Transportation for the three months ended March 31:

(in millions)	2007	2006	Percent Change
Operating revenue	$575.9	$592.1	(2.7)%
Operating income	(5.0)	21.4	n/m	(a)
Adjustments to operating income(b)	6.5	—	n/m
Adjusted operating income(c)	1.5	21.4	n/m
Operating ratio	100.9%	96.4%	(4.5	)pp(d)
Adjusted operating ratio	99.7%	96.4%	(3.3	)pp

(a)	Not meaningful.
(b)	Represents charges that management excludes when evaluating segment performance to better understand our core operations.
(c)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.
(d)	Percentage points.

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Regional Transportation reported operating revenue of $575.9 million for the quarter ended March 31, 2007, representing a decrease of $16.2 million or 2.7% from the quarter ended March 31, 2006. The decreased operating revenue is due to lower volume and revenue per shipment resulting from a challenging business environment, especially in the upper Midwest, where economic conditions are adversely impacted by the automotive sector. While LTL revenue per hundred weight increased 1.1% in the first quarter 2007 as compared to the first quarter 2006, LTL weight per shipment declined 1.6% and LTL shipments per day declined by 0.9% compared to the first quarter of 2006. Regional Transportation has a fuel surcharge program that is substantially similar to that of the other YRC Worldwide companies.

Regional Transportation reported an operating loss of $5.0 million for the quarter ended March 31, 2007, a decrease of $26.4 million over the first quarter of 2006. Decreases in overall revenue of $16.2 million, increased wage and benefit expenses of $7.7 million resulting primarily from union contractual rate increases and adverse weather-related productivity impact, higher claims and insurance costs included in other operating expenses of $2.2 million due mainly to unfavorable development of prior year claims, and higher operating expenses and supplies of $2.5 million contributed to decreased operating income. Offsetting these items were lower purchased transportation expense of $3.6 million and lower depreciation expense of $3.7 million due to the increase in useful lives and salvage values of property and equipment in July 2006.

Results were unfavorably impacted in the first quarter of 2007 by approximately $6.5 million due to restructuring and reorganization charges in connection with the combination of USF Reddaway and USF Bestway and losses on the sale of property. USF Bestway incurred total operating losses of $14.5 million including the restructuring and reorganization charges during the three months ended March 31, 2007 compared to a loss of $5.5 million during the three months ended March 31, 2006.

Logistics Results

Logistics represented approximately 6% of our consolidated revenue in the first quarters of 2007 and 2006. The table below provides summary financial information for our Logistics segment for the three months ended March 31:

(in millions)	2007	2006	Percent Change
Operating revenue	$149.8	$139.8	7.1%
Operating income	(1.1)	2.5	n/m	(a)
Adjustments to operating income(b)	0.1	—	n/m
Adjusted operating income(c)	(1.0)	2.5	n/m
Operating ratio	100.7%	98.2%	(2.5	)pp(d)
Adjusted operating ratio	100.7%	98.2%	(2.5	)pp

(a)	Not meaningful.
(b)	Represents charges that management excludes when evaluating segment performance to better understand our core operations.
(c)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.
(d)	Percentage points.

Three months ended March 31, 2007 compared to three months ended March 31, 2006

In the first quarter of 2007, Logistics operating revenue increased by $10.0 million or 7.1% from the first quarter of 2006. The increase in operating revenue resulted from a combination of stronger business levels in the contract logistics management unit ($3.5 million), new business acquired in the dedicated fleet unit ($2.6 million) as well as new customers in the flow through unit ($5.0 million). These increases as well as other organic growth were offset by lower levels of activity in the global forwarding units, primarily due to the sale of the China forwarding operations into YRC Worldwide’s China joint venture during the third quarter of 2006.

Operating results decreased by $3.5 million from the first quarter 2006. The majority ($2.4 million) of the decrease in performance between the two periods was concentrated in our flow through business unit. This decrease is primarily driven by an influx of new business creating efficiency and productivity problems in isolated locations. Additional decreases in operating income caused by the sale of our China forwarding operations were partially offset by the continued strong performance in the truckload business unit.

Financial Condition

Liquidity

Our liquidity needs arise primarily from funding capital investment in new equipment, land and structures, and information technology, as well as working capital requirements. To provide short-term and longer-term liquidity, we maintain capacity under a $850 million unsecured credit agreement and a $650 million asset backed securitization (“ABS”) agreement involving Yellow Transportation, Roadway, USF Holland and USF Reddaway accounts receivable. The expiration date of the ABS facility is May 24, 2007, at which time we intend and expect to renew the facility for an additional year. We believe these facilities provide adequate capacity to fund our current working capital and capital expenditure requirements.

The following table provides details of the outstanding components and available unused capacity under the current bank credit agreement and ABS agreement at each period end:

(in millions)	March 31, 2007	December 31, 2006
Capacity:
Revolving loan	$850.0	$850.0
ABS facility	650.0	650.0

Total capacity	1,500.0	1,500.0

Amounts outstanding:
Revolving loan	(3.0)	—
Letters of credit	(476.5)	(482.0)
ABS facility	(250.0)	(225.0)
ABS usage for captive insurance company (see below)	(189.4)	(189.4)

Total outstanding	(918.9)	(896.4)

Available unused capacity	$581.1	$603.6

YRC Assurance Co. Ltd. (“YRC Assurance”) is the Company’s captive insurance company domiciled in Bermuda and a wholly owned and consolidated subsidiary of YRC Worldwide. YRC Assurance provides insurance services to certain wholly owned subsidiaries of YRC Worldwide. As a part of the structure of YRC Assurance, certain qualifying investments are made by YRC Assurance as defined by Bermuda regulations. These investments can include taking an ownership position in certain receivables that secure our ABS facility. As a result, as shown above, our capacity under the ABS facility is reduced by YRC Assurance’s investment in receivables of $189.4 million at March 31, 2007 and December 31, 2006.

Contingently Convertible Notes

The balance sheet classification of our contingently convertible notes between short-term and long-term is dependent upon certain conversion triggers, as defined. At March 31, 2007 and December 31, 2006, the conversion triggers had not been met. Accordingly, based on the stated maturity date, this obligation has been classified as a long-term liability on the accompanying balance sheets.

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

(in millions)	2007	2006
Net cash from operating activities	$123.0	$0.7
Net property and equipment additions	(125.6)	(109.4)
Proceeds from exercise of stock options	6.0	2.0

Free cash flow	$3.4	$(106.7)

Operating cash flows increased significantly during the three months ended March 31, 2007 versus 2006 due to differences in cash flows related to tax items including a $55 million tax payment in March 2006 versus a $50 million tax refund in March 2007. In addition, the 2007 period includes incentive compensation payments of $13.2 million compared to $58.6 million during 2006.

Net property and equipment additions were $16.2 million greater in 2007 versus 2006 due to the timing of new equipment deliveries. Our planned total capital expenditures for 2007 have been reduced from our original projection to $375-400 million in response to better asset utilization targets and expected volumes.

Net cash provided by financing activities was $34.0 million in 2007 versus $89.0 million in 2006. The decrease is due to a reduction in borrowings during the first quarter of 2007 of $59.0 million primarily related to the $55.0 million tax payment in 2006. The tax refund received in the first quarter of 2007 was not received until March 30, 2007 and thus was unavailable to reduce our borrowings until April 2007. Proceeds from stock options increased in 2007 versus 2006.

We currently use cash generated from operations to fund capital expenditures, repay debt and fund working capital requirements. We expect that future cash requirements will generally be the same.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of March 31, 2007. Most of these obligations and commitments have been discussed in detail either in the preceding paragraphs or the notes to the consolidated financial statements.

Contractual Cash Obligation

	Payments Due by Period				Total
(in millions)	Less than 1 year (a)	2-3 years	4-5 years	After 5 years
Balance sheet obligations:
ABS borrowings	$250.0	$—	$—	$—	$250.0
Long-term debt including interest	66.1	570.9	200.5	604.5	1,442.0
USF Red Star MEPPA obligations	10.6	15.1	11.2	41.8	78.7
Off balance sheet obligations:
Operating leases	88.2	127.5	38.8	24.6	279.1
Capital expenditures	197.4	—	—	—	197.4

Total contractual obligations	$612.3	$713.5	$250.5	$670.9	$2,247.2

(a)	Total liabilities for unrecognized tax benefits as of March 31, 2007, were $74.7 million and are classified on the Company’s consolidated balance sheet within “Other Current and Accrued Liabilities.”

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period				Total
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years
Available line of credit	$83.0	$—	$498.1	$—	$581.1
Letters of credit	476.5	—	—	—	476.5
Lease guarantees	0.6	0.4	—	—	1.0
Surety bonds	105.7	0.1	0.1	—	105.9

Total commercial commitments	$665.8	$0.5	$498.2	$—	$1,164.5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, equity prices, foreign exchange rates and fuel prices.

Risk from Interest Rates and Equity Prices

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we have historically utilized both fixed rate and variable rate financial instruments with varying maturities. At March 31, 2007, we had approximately 69% of our outstanding debt at fixed rates. If interest rates for our variable rate long-term debt had averaged 10% more during the period, our interest expense would have increased, and income before taxes would have decreased by $0.5 million for the three months ended March 31, 2007.

The table below provides information regarding our interest rate risk related to fixed-rate debt as of March 31, 2007. Principal cash flows are stated in millions and weighted average interest rates are by contractual maturity. The fair values of our Roadway senior notes, USF senior notes and contingent convertible senior notes have been calculated based on the quoted market prices at March 31, 2007. The market price for the contingent convertible senior notes reflects the combination of debt and equity components of the convertible instrument.

(in millions)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$227.5	$101.0	$156.0	$—	$400.0	$884.5	$1,010.8
Average interest rate	—	8.22%	6.50%	8.41%	—	4.39%

Foreign Exchange Rates

Revenue, operating expenses, assets and liabilities of our Canadian, Mexican, Asian and United Kingdom subsidiaries are denominated in local currencies, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not material to our consolidated financial position or results of operations. On December 31, 2006, we entered into a foreign currency hedge with a notional amount of approximately $6.8 million and a maturity of June 30, 2007. This instrument is to effectively hedge our exposure to foreign currency fluctuations on certain intercompany debt with GPS Logistics (EU) Ltd., a wholly owned subsidiary.

Fuel Price Volatility

National Transportation and Regional Transportation currently have effective fuel surcharge programs in place. As discussed previously, these programs are well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average, national diesel fuel prices and is reset weekly, our exposure to fuel price volatility is significantly reduced.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

10.1	Separation Agreement and Complete Release, dated January 11, 2007, by James L. Welch, YRC Worldwide Inc. and Yellow Transportation, Inc. (incorporated by references to Exhibit 10.1 to the Current Report on Form 8-K filed January 18, 2007).

10.2	Supplemental Retirement Income Agreement, dated March 1, 2007, between YRC Worldwide Inc. and Donald G. Barger, Jr. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 1, 2007).

10.3	YRC Worldwide Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 15, 2007).

10.4	Yellow Roadway Corporation 2004 Long-Term Incentive and Equity Award Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 15, 2007).

10.5	Form of YRC Worldwide Inc. Share Unit Agreement used after January 2006 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 15, 2007).

10.6	Form of Executive Severance Agreement between YRC Worldwide Inc. and the following Executives: William D. Zollars, Donald G. Barger, Jr., Daniel J. Churay, Michael J. Smid, James D. Staley and Steven T. Yamasaki (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 15, 2007).

10.7	Form of Indemnification Agreement between YRC Worldwide Inc. and Directors and the following Executives: William D. Zollars, Donald G. Barger, Jr., Daniel J. Churay, Michael J. Smid, James D. Staley, Steven T. Yamasaki and Paul F. Liljegren (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on March 15, 2007).

31.1	Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Donald G. Barger, Jr. pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William D. Zollars pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Donald G. Barger, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC Worldwide Inc.
Registrant

Date: May 10, 2007	/s/ William D. Zollars
William D. Zollars Chairman of the Board of Directors, President & Chief Executive Officer

Date: May 10, 2007	/s/ Donald G. Barger, Jr.
Donald G. Barger, Jr. Executive Vice President & Chief Financial Officer