Form 10-Q
period 2007-06-30
YRC WORLDWIDE INC
filed 2007-08-07
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $1 Par Value Per Share	57,668,645 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(Amounts in thousands except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$56,675	$76,391
Accounts receivable, net	1,214,541	1,190,818
Prepaid expenses and other	294,129	323,882

Total current assets	1,565,345	1,591,091

Property and Equipment:
Cost	3,988,391	3,841,657
Less – accumulated depreciation	1,614,005	1,571,811

Net property and equipment	2,374,386	2,269,846

Goodwill	1,325,318	1,326,583
Intangibles, net	684,172	691,417
Other assets	68,144	73,300

Total assets	$6,017,365	$5,952,237

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$406,999	$397,586
Wages, vacations and employees’ benefits	442,123	413,759
Other current and accrued liabilities	386,019	324,124
Asset backed securitization borrowings	250,000	225,000
Current maturities of long-term debt	150,000	—

Total current liabilities	1,635,141	1, 360,469

Other Liabilities:
Long-term debt, less current portion	903,702	1,058,496
Deferred income taxes, net	611,882	609,193
Pension and postretirement	238,107	349,723
Claims and other liabilities	351,655	381,807
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1 par value per share	61,231	60,876
Preferred stock, $1 par value per share	—	—
Capital surplus	1,201,723	1,180,578
Retained earnings	1,166,146	1,115,246
Accumulated other comprehensive loss	(42,605)	(54,534)
Treasury stock, at cost (3,679 shares)	(109,617)	(109,617)

Total shareholders’ equity	2,276,878	2,192,549

Total liabilities and shareholders’ equity	$6,017,365	$5,952,237

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the Three and Six Months Ended June 30

(Amounts in thousands except per share data)

(Unaudited)

	Three Months		Six Months
	2007	2006	2007	2006
Operating Revenue	$2,486,505	$2,565,779	$4,814,847	$4,939,940

Operating Expenses:
Salaries, wages and employees’ benefits	1,464,840	1,459,881	2,886,365	2,861,813
Operating expenses and supplies	469,644	468,422	911,572	918,349
Purchased transportation	273,184	280,618	524,952	533,904
Depreciation and amortization	60,345	74,722	119,336	148,162
Other operating expenses	113,464	105,600	229,788	212,466
(Gains) losses on property disposals, net	(2,788)	(3,226)	161	(2,344)
Reorganization and settlements	(606)	7,481	13,851	7,481

Total operating expenses	2,378,083	2,393,498	4,686,025	4,679,831

Operating Income	108,422	172,281	128,822	260,109

Nonoperating (Income) Expenses:
Interest expense	21,766	23,111	41,804	43,659
Other	2,012	(563)	278	(1,359)

Nonoperating expenses, net	23,778	22,548	42,082	42,300

Income Before Income Taxes	84,644	149,733	86,740	217,809
Income tax provision	29,277	57,481	30,094	83,421

Net Income	$55,367	$92,252	$56,646	$134,388

Average Common Shares Outstanding – Basic	57,514	57,464	57,426	57,419

Average Common Shares Outstanding – Diluted	58,511	58,422	58,546	58,801

Basic Earnings Per Share	$0.96	$1.61	$0.99	$2.34

Diluted Earnings Per Share	$0.95	$1.58	$0.97	$2.29

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the Six Months Ended June 30

(Amounts in thousands)

(Unaudited)

	2007	2006
Operating Activities:
Net income	$56,646	$134,388
Noncash items included in net income:
Depreciation and amortization	119,336	148,162
(Gains) losses on property disposals, net	161	(2,344)
Deferred income tax benefit	(842)	(228)
Other noncash items	4,725	2,915
Changes in assets and liabilities, net:
Accounts receivable	(32,794)	(89,195)
Accounts payable	8,418	(38,879)
Other operating assets	19,774	27,479
Other operating liabilities	(12,521)	(24,375)

Net cash provided by operating activities	162,903	157,923

Investing Activities:
Acquisition of property and equipment	(241,860)	(250,162)
Proceeds from disposal of property and equipment	27,939	24,045
Acquisition of companies	—	(14,842)
Other	(103)	(2,548)

Net cash used in investing activities	(214,024)	(243,507)

Financing Activities:
Asset backed securitization borrowings, net	25,000	74,530
Borrowing of long-term debt, net	—	10,000
Proceeds from exercise of stock options	6,405	2,296

Net cash provided by financing activities	31,405	86,826

Net Increase (Decrease) In Cash and Cash Equivalents	(19,716)	1,242

Cash and Cash Equivalents, Beginning of Period	76,391	82,361

Cash and Cash Equivalents, End of Period	$56,675	$83,603

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

YRC Worldwide Inc. and Subsidiaries

For the Six Months Ended June 30

(Amounts in thousands)

(Unaudited)

2007
Common Stock
Beginning balance	$60,876
Exercise of stock options	216
Employer contribution to 401(k) plan	121
Issuance of equity awards, net	18

Ending balance	$61,231

Capital Surplus
Beginning balance	$1,180,578
Exercise of stock options, including tax benefits	6,189
Employer contribution to 401(k) plan	5,140
Share-based compensation	7,203
Other, net	2,613

Ending balance	$1,201,723

Retained Earnings
Beginning balance	$1,115,246
Cumulative effect—adoption of FIN 48, “Accounting for Uncertainty in Income Taxes”	(5,746)
Net income	56,646

Ending balance	$1,166,146

Accumulated Other Comprehensive Loss
Beginning balance	$(54,534)
Amortization of pension costs	2,814
Foreign currency translation adjustment	9,115

Ending balance	$(42,605)

Treasury Stock, At Cost
Beginning and ending balance	$(109,617)

Total Shareholders’ Equity	$2,276,878

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

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. These services include global, national and regional transportation as well as logistics. The YRC Worldwide portfolio of brands provides a comprehensive suite of services for the shipment of industrial, commercial and retail goods domestically and internationally. Our reportable segments, which are comprised of our various operating subsidiaries, include the following:

•

YRC National Transportation (“National Transportation”) is a holding company for our transportation service providers focused on business opportunities in regional, national and international services. National Transportation is comprised of Yellow Transportation and Roadway. These companies each provide for the movement of industrial, commercial and retail goods, primarily through regionalized and centralized management and customer facing organizations. National Transportation also includes Reimer Express Lines, located in Canada, that specializes in shipments into, across and out of Canada. Approximately 38% of National Transportation shipments are completed in two days or less. In addition to the United States and Canada, National Transportation also serves parts of Mexico and Puerto Rico.

•

YRC Regional Transportation (“Regional Transportation”) is a holding company for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of New Penn Motor Express, USF Holland and USF Reddaway. These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the United States; Quebec, Canada; Mexico and Puerto Rico. USF Glen Moore, a provider of truckload services throughout the United States, is also a subsidiary of Regional Transportation. Approximately 90% of Regional Transportation less-than-truckload (“LTL”) shipments are completed in two days or less. In 2006, Regional Transportation also included USF Bestway. In February 2007, the majority of USF Bestway’s operations were consolidated into USF Reddaway.

•

YRC Logistics (“Logistics”, formerly Meridian IQ) includes the family of companies that plan and coordinate the movement of goods worldwide to provide customers a single source for logistics management solutions. Logistics delivers a wide range of global logistics management services, with the ability to provide customers improved return-on-investment results through flexible, fast and easy-to-implement logistics services and technology management solutions.

At June 30, 2007, approximately 70% of our labor force is subject to various collective bargaining agreements, which predominantly expire in 2008.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of YRC Worldwide and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in non-majority owned affiliates where the entity is either not a variable interest entity or YRC Worldwide is not the primary beneficiary are accounted for on the equity method. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates. We have prepared the consolidated financial statements, without audit by an independent registered public accounting firm, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, all normal recurring adjustments except as otherwise noted, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included in these financial statements herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Property and Equipment

Property and equipment are recorded at cost. In the third quarter of 2006, the Company revised the estimated useful lives and salvage values of certain classes of property and equipment to more appropriately reflect how the Company expects to use the assets over time. Effective July 1, 2006, the Company increased revenue equipment lives to ten to twenty years from three to fourteen years and modified certain salvage values. If the Company had not changed the estimated useful lives and salvage values of this property and equipment, additional depreciation expense of approximately $13.6 million and $27.1 million would have been recorded during the three and six months ended June 30, 2007, respectively. Accordingly, the changes in estimates resulted in an increase in income from continuing operations of approximately $13.6 million and $27.1 million (an $8.9 million and $17.7 million increase in net income) for the three and six months ended June 30, 2007, respectively. The change in estimate also increased diluted earnings per share by $0.15 and $0.30 for the three and six months ended June 30, 2007, respectively.

3.	Restructuring and Reorganization

In June 2007, Logistics announced the closure of its Montgomery, Alabama flow-through and warehousing facility. Related to this action, we incurred certain restructuring charges of $0.4 million.

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

We reassess the reserve requirements under the above restructuring efforts at the end of each reporting period. A rollforward of the restructuring accrual is set forth below:

(in millions)	Employee Separation	Contract Termination and Other Costs	Total
Balance at December 31, 2006	$1.0	$6.5	$7.5
Restructuring charges	8.4	1.1	9.5
Adjustments (a)	(0.5)	(3.2)	(3.7)
Payments	(2.5)	(1.6)	(4.1)

Balance at June 30, 2007	$6.4	$2.8	$9.2

(a)	Amounts credited to goodwill in accordance with purchase accounting requirements.

In addition to the above restructuring charges of $9.5 million, we incurred reorganization and other closure related charges of $1.4 million and $7.8 million during the three and six months ended June 30, 2007, respectively. These charges are included in the “Reorganization and settlements” caption in the consolidated statements of operations and consist primarily of the following through June 30, 2007:

(in millions)	Three Months	Six Months
Acceleration of stock-based compensation related to certain terminated executives	$—	$2.3
Write off of signage and other assets resulting from the YRC Logistics name change	1.4	1.4
Other USF Bestway closure related charges	—	4.1

Total	$1.4	$7.8

4.	Debt and Financing

Total debt consisted of the following:

(in millions)	June 30, 2007	December 31, 2006
ABS borrowings, secured by accounts receivable	$250.0	$225.0
Floating rate notes	150.0	150.0
USF senior notes	262.3	264.7
Roadway senior notes	231.9	234.3
Contingent convertible senior notes	400.0	400.0
Other	9.5	9.5

Total debt	$1,303.7	$1,283.5
ABS borrowings	(250.0)	(225.0)
Current maturities	(150.0)	—

Long-term debt	$903.7	$1,058.5

5.	Employee Benefits

Components of Net Periodic Pension and Other Postretirement Cost

The following table sets forth the components of our company-sponsored pension and other postretirement costs for the three and six months ended June 30:

	Three Months		Six Months
(in millions)	2007	2006	2007	2006
Service cost	$9.8	$11.1	$19.6	$22.0
Interest cost	16.3	15.9	32.7	31.6
Expected return on plan assets	(17.3)	(14.8)	(34.9)	(29.6)
Amortization of prior service cost	0.3	0.4	0.6	0.8
Amortization of net loss	2.0	3.0	4.0	5.5

Net periodic pension cost	11.1	15.6	22.0	30.3
Settlement cost	—	0.6	1.4	0.6
Special termination benefit cost	—	—	1.5	—

Total periodic pension cost	$11.1	$16.2	$24.9	$30.9

The settlement and special termination benefit costs of $2.9 million presented above are included in “Reorganization and settlements” in our consolidated statement of operations for the six months ended June 30, 2007.

The following table sets forth the components of our other postretirement costs for the three and six months ended June 30:

	Three Months		Six Months
(in millions)	2007	2006	2007	2006
Service cost	$0.1	$0.1	$0.2	$0.3
Interest cost	0.5	0.5	1.0	1.0
Amortization of prior service cost	0.1	0.1	0.2	0.1
Amortization of net (gain)	(0.1)	(0.1)	(0.2)	(0.2)

Other postretirement cost	$0.6	$0.6	$1.2	$1.2

6.	Income Taxes

Uncertain Tax Positions

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $7.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction of $5.7 million to the January 1, 2007 balance of retained earnings and an increase of $1.4 million to goodwill resulting from prior acquisitions. Additionally, we reclassified a $53 million credit from “Prepaid Expenses and Other” to “Other Current and Accrued Liabilities” effective January 1, 2007. We have elected to treat interest and penalties on uncertain tax positions as interest expense and other operating expenses, respectively, rather than continue the pre-FIN 48 treatment as components of the income tax provision.

The total amounts of unrecognized tax benefits and accrued interest as of the date of adoption were $78.3 million and $2.1 million, respectively. Both are classified on our consolidated balance sheet within “Other Current and Accrued Liabilities”. The balance of unrecognized tax benefits as of the date of adoption has been adjusted by $3.6 million during the three months ended June 30, 2007, to reflect the reclass of deferred tax assets associated with certain indirect federal benefits. We accrued $1.6 million of interest on uncertain tax positions during the six months ended June 30, 2007. We have accrued no penalties relative to uncertain tax positions.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of the date of adoption was $5 million.

Tax years that remain subject to examination for our major tax jurisdictions as of the date of adoption and at June 30, 2007:

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

Reasonably possible changes in the next 12 months in the amount of unrecognized tax benefits relate to the following tax positions:

The United States Internal Revenue Service (“IRS”) has begun an audit of the Company’s 2005 tax return and has proposed an adjustment relative to the deduction claimed for contributions to union pension plans. We are protesting the adjustment. The additional tax that could result from the adjustment is approximately $51 million. Pursuant to the provisions of FIN 48, we have posted no tax benefit for this deduction. This audit could be resolved by June 30, 2008.

The IRS has audited certain pre-acquisition tax returns for a consolidated group acquired in 2005 and disallowed a 2002 loss related to the disposition of the stock of a member of that group. The Company believes the loss is fully deductible and has protested the IRS adjustment. The additional tax that could result should the loss ultimately be totally denied is approximately $50 million. This audit could be resolved by June 30, 2008. Any tax liability resulting from the audit would affect only goodwill recognized in the allocation of the purchase price of the acquired subsidiary.

There have been no significant changes in the status of uncertain tax positions during the six months ended June 30, 2007.

Effective Tax Rate

The Company’s accounting policy is to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the effects of significant discrete events are not considered in the estimated annual effective tax rate. The tax effects of these events are recognized in the interim period in which the events occur.

For the three months ended June 30, 2007, the Company recorded income tax expense of $29.3 million, resulting in an effective rate of 34.6% compared to 38.4% for the three months ended June 30, 2006.

For the six months ended June 30, 2007, the Company recorded income tax expense of $30.1 million resulting in an effective rate of 34.7% compared to 38.3% for the six months ended June 30, 2006. During the three months ended June 30, 2007, the Company recorded an income tax benefit of $1.9 million for a propane fuel tax credit related to 2006. Additionally, the second quarter 2007 effective tax rate is favorably impacted by a projected $7.6 million benefit related to a propane fuel credit for 2007.

7.	Earnings Per Share

Dilutive securities, consisting of options to purchase our common stock or rights to receive common stock in the future, included in the calculation of diluted weighted average common shares were 700,000 and 650,000 for the three and six months ended June 30, 2007, respectively, and 573,000 and 584,000 for the three and six months ended June 30, 2006, respectively. In addition, dilutive securities related to our net share settle contingent convertible notes were 297,000 and 470,000 for the three and six months ended June 30, 2007, respectively, and 385,000 and 798,000 for the three and six months ended June 30, 2006, respectively.

The impact of certain other options were excluded from the calculation of diluted earnings per share because average exercise prices were greater than the average market price of common shares. In addition, the computation of the assumed conversion of the convertible senior notes includes inputs of the year-to-date average stock price relative to the stated conversion price. If this relationship is such that the year-to-date average stock price is less then the stated conversion price, the computed shares would be antidilutive under the treasury stock method. Data regarding antidilutive securities for the three and six months ended June 30 is summarized below:

	Three Months		Six Months
(in thousands except per share data)	2007	2006	2007	2006
Weighted average exercise price per share	$43.46	$43.46	$43.46	$—
Antidilutive weighted average option shares outstanding	23	23	23	—
Antidilutive convertible senior note conversion shares	472	420	371	179

8.	Business Segments

We report financial and descriptive information about our reportable operating segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We evaluate performance primarily on adjusted operating income and return on capital.

We have three reportable segments, which are strategic business units that offer complementary transportation services to their customers. National Transportation includes carriers that provide comprehensive regional, national and international transportation services. Regional Transportation is comprised of carriers that focus primarily on business opportunities in the regional and next-day delivery markets. Logistics, previously referred to as our Meridian IQ segment, provides domestic and international freight forwarding, warehousing, cross-dock services, multi-modal brokerage services and transportation management services.

Information relative to USF Red Star and USF Dugan, previously included in Regional Transportation, has been included in the Corporate segment in 2007 as these entities are no longer operating.

Prior to 2007, we reported four operating segments. In January 2007, we consolidated the management structure of Yellow Transportation and Roadway to form YRC National Transportation. As a result, these two previously separate segments have been combined in 2007. Amounts presented for 2006 have been restated to reflect this change.

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

The following table summarizes our operations by business segment:

(in millions)	National Transportation	Regional Transportation	Logistics	Corporate/ Eliminations	Consolidated
As of June 30, 2007
Identifiable assets	$3,351.5	$2,227.9	$449.3	$(11.3)	$6,017.4
As of December 31, 2006
Identifiable assets	3,269.1	2,179.2	413.5	90.4	5,952.2
Three months ended June 30, 2007
External revenue	1,702.5	628.5	155.5	—	2,486.5
Intersegment revenue	1.0	—	2.7	(3.7)	—
Operating income	92.8	14.8	1.5	(0.7)	108.4
Adjustments to operating income(a)	(5.1)	1.8	2.6	(2.7)	(3.4)
Adjusted operating income(b)	87.7	16.6	4.1	(3.4)	105.0
Three months ended June 30, 2006
External revenue	1,759.5	654.1	152.2	—	2,565.8
Intersegment revenue	1.0	—	1.4	(2.4)	—
Operating income	124.2	53.6	2.7	(8.2)	172.3
Adjustments to operating income(a)	1.7	(0.3)	1.5	1.3	4.2
Adjusted operating income (b)	125.9	53.3	4.2	(6.9)	176.5
Six months ended June 30, 2007
External revenue	3,309.9	1,204.4	300.5	—	4,814.8
Intersegment revenue	2.0	—	7.4	(9.4)	—
Operating income	125.9	9.8	0.4	(7.3)	128.8
Adjustments to operating income(a)	1.7	8.3	2.7	1.3	14.0
Adjusted operating income(b)	127.6	18.1	3.1	(6.0)	142.8
Six months ended June 30, 2006
External revenue	3,402.0	1,246.1	291.8	—	4,939.9
Intersegment revenue	2.4	—	1.6	(4.0)	—
Operating income	193.4	75.0	5.2	(13.5)	260.1
Adjustments to operating income(a)	1.6	(0.3)	1.5	2.3	5.1
Adjusted operating income (b)	195.0	74.7	6.7	(11.2)	265.2

(a)	Management excludes these items when evaluating operating income and segment performance to better evaluate the results of our core operations. The 2007 adjustments relate to reorganization charges, gains and charges for settlements of obligations and losses (gains) on property disposals. The 2006 adjustments relate to reorganization charges and losses (gains) on property disposals.
(b)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.

9.	Comprehensive Income

Comprehensive income for the three and six months ended June 30 follows:

	Three Months		Six Months
(in millions)	2007	2006	2007	2006
Net income	$55.4	$92.3	$56.6	$134.4
Other comprehensive income, net of tax:
Amortization of pension costs	1.4	—	2.8	—
Changes in foreign currency translation adjustments	8.5	2.2	9.1	4.5

Other comprehensive income	9.9	2.2	11.9	4.5

Comprehensive income	$65.3	$94.5	$68.5	$138.9

10.	Commitments and Contingencies

Grupo Almex

On May 18, 2007, the Company settled the arbitration proceedings initiated against the Company by Gustavo Gonzalez Garcia and various members of his family (the “Gonzalez Family”) and Autolineas Mexicanas, S.A. de C.V., Servicios Gerenciales del Norte, S.A. de C.V. and Logistica ALM, S.A. de C.V. (collectively, “Grupo Almex”). Pursuant to the settlement, the Company has agreed to pay the Gonzalez Family and Grupo Almex $2.0 million and forgive approximately $9.3 million of debt that Soflex, S. de R.L. de C.V. (“Soflex”) owed to the Company pursuant to a series of notes. The Gonzalez Family wholly owns Soflex. The notes from Soflex were previously written off as uncollectible debt in 2005 as part of the Company’s acquisition consideration for USF Corporation. The Company previously accrued $0.6 million of the $2.0 million settlement. The remaining $1.4 million was expensed in the second quarter of 2007 and is included in “Reorganization and settlements” in the accompanying consolidated statement of operations.

USF Red Star

In June 2007, we reached a settlement agreement with one of the multi-employer pension plans that claimed a withdrawal liability from USF Red Star, a discontinued operation we assumed responsibility for as part of the acquisition of USF Corporation. As a part of the settlement, we agreed to pay $26.4 million to be released from the obligation. This amount was paid in July 2007 and was classified as a short-term liability at June 30, 2007. As we had previously accrued $31.3 million for this obligation, a resulting gain on settlement of $4.9 million was recorded during the second quarter of 2007 and is included in “Reorganization and settlements” in the accompanying consolidated statement of operations.

11.	Guarantees of the Contingent Convertible Senior Notes and Senior Floating Rate Notes

In August 2003, YRC Worldwide issued 5.0% contingent convertible senior notes due 2023. In November 2003, we issued 3.375% contingent convertible senior notes (the August and November issuances, collectively, may also be known as the “contingent convertible senior notes”) due 2023. In December 2004, we completed exchange offers pursuant to which holders of the contingent convertible senior notes could exchange their notes for an equal amount of new net share settled contingent convertible senior notes. Substantially all notes were exchanged as part of the exchange offers. In May 2005, we completed the private placement of $150 million in aggregate principle amount of senior floating rate notes due 2008. In connection with the net share settled contingent convertible senior notes and the floating rate notes, the following 100% owned subsidiaries of YRC Worldwide have issued guarantees in favor of the holders of the net share settled contingent convertible senior notes and floating rate notes: Yellow Transportation, Inc., Mission Supply Company, Yellow Relocation Services, Inc., YRC Worldwide Technologies, Inc., YRC Logistics, Inc. (formerly Meridian IQ Inc.), YRC Logistics Global, LLC (formerly MIQ LLC), Globe.com Lines, Inc., Roadway LLC, Roadway Next Day Corporation, Roadway Express, Inc., USF Holland and Regional Transportation. Each of the guarantees is full and unconditional and joint and several.

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

The following represents condensed consolidating financial information as of June 30, 2007 and December 31, 2006 with respect to the financial position and for the three and six months ended June 30, 2007 and 2006 for results of operations and for the six months ended June 30, 2007 and 2006 for the statements of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the contingent convertible senior notes and the floating rate notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes and the floating rate notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our asset backed securitization (“ABS”) agreement.

Condensed Consolidating Balance Sheets

June 30, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$15	$23	$19	$—	$57
Intercompany advances receivable	—	(78)	78	—	—
Accounts receivable, net	4	(12)	1,239	(16)	1,215
Prepaid expenses and other	3	102	189	—	294

Total current assets	22	35	1,525	(16)	1,566
Property and equipment	—	3,401	587	—	3,988
Less – accumulated depreciation	—	(1,495)	(119)	—	(1,614)

Net property and equipment	—	1,906	468	—	2,374
Investment in subsidiaries	3,863	458	(31)	(4,290)	—
Receivable from affiliate	(658)	635	23	—	—
Goodwill and other assets	262	1,856	309	(350)	2,077

Total assets	$3,489	$4,890	$2,294	$(4,656)	$6,017

Intercompany advances payable	$402	$(527)	$334	$(209)	$—
Accounts payable	31	306	77	(7)	407
Wages, vacations and employees’ benefits	25	369	48	—	442
Other current and accrued liabilities	71	132	186	(3)	386
Asset backed securitization borrowings	—	—	250	—	250
Current maturities of long-term debt	150	—	—	—	150

Total current liabilities	679	280	895	(219)	1,635
Payable to affiliate	(125)	52	223	(150)	—
Long-term debt, less current portion	400	504	—	—	904
Deferred income taxes, net	19	431	162	—	612
Pension and postretirement	238	—	—	—	238
Claims and other liabilities	106	4	242	—	352
Commitments and contingencies
Shareholders’ equity	2,172	3,619	772	(4,287)	2,276

Total liabilities and shareholders’ equity	$3,489	$4,890	$2,294	$(4,656)	$6,017

December 31, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$20	$21	$35	$—	$76
Intercompany advances receivable	—	(68)	68	—	—
Accounts receivable, net	5	11	1,193	(18)	1,191
Prepaid expenses and other	22	193	109	—	324

Total current assets	47	157	1,405	(18)	1,591
Property and equipment	1	3,258	583	—	3,842
Less – accumulated depreciation	(1)	(1,461)	(110)	—	(1,572)

Net property and equipment	—	1,797	473	—	2,270
Investment in subsidiaries	3,372	254	5	(3,631)	—
Receivable from affiliate	(563)	426	137	—	—
Goodwill and other assets	262	1,869	310	(350)	2,091

Total assets	$3,118	$4,503	$2,330	$(3,999)	$5,952

Intercompany advances payable	$402	$(548)	$355	$(209)	$—
Accounts payable	15	321	71	(9)	398
Wages, vacations and employees’ benefits	15	338	61	—	414
Other current and accrued liabilities	18	135	171	—	324
Asset backed securitization borrowings	—	—	225	—	225

Total current liabilities	450	246	883	(218)	1,361
Payable to affiliate	(101)	28	223	(150)	—
Long-term debt, less current portion	550	508	—	—	1,058
Deferred income taxes, net	18	430	161	—	609
Pension and postretirement	350	—	—	—	350
Claims and other liabilities	12	38	332	—	382
Commitments and contingencies
Shareholders’ equity	1,839	3,253	731	(3,631)	2,192

Total liabilities and shareholders’ equity	$3,118	$4,503	$2,330	$(3,999)	$5,952

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$11	$2,100	$466	$(91)	$2,486

Operating expenses:
Salaries, wages and employees’ benefits	9	1,199	257	—	1,465
Operating expenses and supplies	8	419	127	(84)	470
Purchased transportation	—	209	67	(3)	273
Depreciation and amortization	—	46	14	—	60
Other operating expenses	—	94	20	—	114
(Gains) losses on property disposals, net	—	(5)	2	—	(3)
Reorganization and settlements	1	1	(3)	—	(1)

Total operating expenses	18	1,963	484	(87)	2,378

Operating income (loss)	(7)	137	(18)	(4)	108

Nonoperating (income) expenses:
Interest expense	8	9	5	—	22
Other, net	3	58	(60)	1	2

Nonoperating (income) expenses, net	11	67	(55)	1	24

Income (loss) before income taxes	(18)	70	37	(5)	84
Income tax provision (benefit)	(5)	23	13	(2)	29

Net income (loss)	$(13)	$47	$24	$(3)	$55

For the three months ended June 30, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$12	$2,173	$482	$(101)	$2,566

Operating expenses:
Salaries, wages and employees’ benefits	12	1,235	227	(14)	1,460
Operating expenses and supplies	7	416	127	(82)	468
Purchased transportation	—	210	75	(4)	281
Depreciation and amortization	—	60	15	—	75
Other operating expenses	—	91	14	—	105
Gains on property disposals, net	—	(2)	(1)	—	(3)
Reorganization and settlements	1	6	1	—	8

Total operating expenses	20	2,016	458	(100)	2,394

Operating income (loss)	(8)	157	24	(1)	172

Nonoperating (income) expenses:
Interest expense	2	4	(11)	28	23
Other, net	9	38	(18)	(30)	(1)

Nonoperating (income) expenses, net	11	42	(29)	(2)	22

Income (loss) before income taxes	(19)	115	53	1	150
Income tax provision (benefit)	(5)	43	19	1	58

Net income (loss)	$(14)	$72	$34	$—	$92

For the six months ended June 30, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$24	$4,089	$886	$(184)	$4,815

Operating expenses:
Salaries, wages and employees’ benefits	20	2,372	494	—	2,886
Operating expenses and supplies	15	815	252	(170)	912
Purchased transportation	—	406	129	(10)	525
Depreciation and amortization	—	92	27	—	119
Other operating expenses	—	193	37	—	230
(Gains) losses on property disposals, net	—	(4)	4	—	—
Reorganization and settlements	4	7	3	—	14

Total operating expenses	39	3,881	946	(180)	4,686

Operating income (loss)	(15)	208	(60)	(4)	129

Nonoperating (income) expenses:
Interest expense	16	16	10	—	42
Other, net	14	107	(122)	1	—

Nonoperating (income) expenses, net	30	123	(112)	1	42

Income (loss) before income taxes	(45)	85	52	(5)	87
Income tax provision (benefit)	(13)	28	18	(3)	30

Net income (loss)	$(32)	$57	$34	$(2)	$57

For the six months ended June 30, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$30	$4,206	$906	$(202)	$4,940

Operating expenses:
Salaries, wages and employees’ benefits	23	2,427	433	(21)	2,862
Operating expenses and supplies	19	829	240	(170)	918
Purchased transportation	—	406	136	(8)	534
Depreciation and amortization	—	118	30	—	148
Other operating expenses	—	180	32	—	212
Gains on property disposals, net	—	(2)	—	—	(2)
Reorganization and settlements	1	6	1	—	8

Total operating expenses	43	3,964	872	(199)	4,680

Operating income (loss)	(13)	242	34	(3)	260

Nonoperating (income) expenses:
Interest expense	17	15	12	—	44
Other, net	3	69	(70)	(4)	(2)

Nonoperating (income) expenses, net	20	84	(58)	(4)	42

Income (loss) before income taxes	(33)	158	92	1	218
Income tax provision (benefit)	(8)	59	35	(2)	84

Net income (loss)	$(25)	$99	$57	$3	$134

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(75)	$316	$(78)	$—	$163

Investing activities:
Acquisition of property and equipment	—	(198)	(44)	—	(242)
Proceeds from disposal of property and equipment	—	13	15	—	28
Other	—	—	—	—	—

Net cash used in investing activities	—	(185)	(29)	—	(214)

Financing activities:
Asset backed securitization borrowings, net	—	—	25	—	25
Proceeds from exercise of stock options	7	—	—	—	7
Intercompany advances / repayments	63	(129)	66	—	—

Net cash provided by (used in) financing activities	70	(129)	91	—	32

Net increase (decrease) in cash and cash equivalents	(5)	2	(16)	—	(19)
Cash and cash equivalents, beginning of period	20	21	35	—	76

Cash and cash equivalents, end of period	$15	$23	$19	$—	$57

For the six months ended June 30, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(111)	$235	$34	$—	$158

Investing activities:
Acquisition of property and equipment	—	(220)	(30)	—	(250)
Proceeds from disposal of property and equipment	—	24	—	—	24
Acquisition of companies	(15)	—	—	—	(15)
Other	—	4	(6)	—	(2)

Net cash used in investing activities	(15)	(192)	(36)	—	(243)
Financing activities:
Asset backed securitization borrowings, net	—	—	75	—	75
Issuance of long-term debt	10	—	—	—	10
Proceeds from exercise of stock options	2	—	—	—	2
Intercompany advances / repayments	146	(52)	(94)	—	—

Net cash provided by (used in) financing activities	158	(52)	(19)	—	87

Net increase (decrease) in cash and cash equivalents	32	(9)	(21)	—	2
Cash and cash equivalents, beginning of period	20	18	44	—	82

Cash and cash equivalents, end of period	$52	$9	$23	$—	$84

12.	Guarantees of the Senior Notes Due 2008

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

The following represents condensed consolidating financial information of YRC Worldwide and its subsidiaries as of June 30, 2007 and December 31, 2006 with respect to the financial position, and for the three and six months ended June 30, 2007 and 2006 for results of operations and for the six months ended June 30, 2007and 2006 for cash flows. The primary obligor column presents the financial information of Roadway LLC. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2008 including YRC Worldwide, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

June 30, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$32	$25	$—	$57
Intercompany advances receivable	—	(15)	15	—	—
Accounts receivable, net	—	(44)	1,272	(13)	1,215
Prepaid expenses and other	—	29	265	—	294

Total current assets	—	2	1,577	(13)	1,566
Property and equipment	—	1,075	2,913	—	3,988
Less – accumulated depreciation	—	(228)	(1,386)	—	(1,614)

Net property and equipment	—	847	1,527	—	2,374
Investment in subsidiaries	97	3,888	201	(4,186)	—
Receivable from affiliate	172	(577)	405	—	—
Goodwill and other assets	651	1,255	1,021	(850)	2,077

Total assets	$920	$5,415	$4,731	$(5,049)	$6,017

Intercompany advances payable	$—	$69	$140	$(209)	$—
Accounts payable	—	134	277	(4)	407
Wages, vacations and employees’ benefits	—	182	260	—	442
Other current and accrued liabilities	11	114	264	(3)	386
Asset backed securitization borrowings	—	—	250	—	250
Current maturities of long-term debt	—	150	—	—	150

Total current liabilities	11	649	1,191	(216)	1,635
Payable to affiliate	—	524	126	(650)	—
Long-term debt, less current portion	232	400	272	—	904
Deferred income taxes, net	(5)	238	379	—	612
Pension and postretirement	—	238	—	—	238
Claims and other liabilities	—	108	244	—	352
Commitments and contingencies
Shareholders’ equity	682	3,258	2,519	(4,183)	2,276

Total liabilities and shareholders’ equity	$920	$5,415	$4,731	$(5,049)	$6,017

December 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$38	$38	$—	$76
Intercompany advances receivable	—	(14)	14	—	—
Accounts receivable, net	—	(20)	1,222	(11)	1,191
Prepaid expenses and other	(2)	83	243	—	324

Total current assets	(2)	87	1,517	(11)	1,591
Property and equipment	—	1,019	2,823	—	3,842
Less – accumulated depreciation	—	(199)	(1,373)	—	(1,572)

Net property and equipment	—	820	1,450		2,270
Investment in subsidiaries	—	3,377	208	(3,585)	—
Receivable from affiliate	155	(552)	397	—	—
Goodwill and other assets	651	1,257	1,033	(850)	2,091

Total assets	$804	$4,989	$4,605	$(4,446)	$5,952

Intercompany advances payable	$—	$87	$122	$(209)	$—
Accounts payable	—	114	286	(2)	398
Wages, vacations and employees’ benefits	—	165	249	—	414
Other current and accrued liabilities	2	76	246	—	324
Asset backed securitization borrowings	—	—	225	—	225

Total current liabilities	2	442	1,128	(211)	1,361
Payable to affiliate	—	549	101	(650)	—
Long-term debt, less current portion	234	550	274	—	1,058
Deferred income taxes, net	(5)	234	380	—	609
Pension and postretirement	—	350	—	—	350
Claims and other liabilities	—	26	356	—	382
Commitments and contingencies
Shareholders’ equity	573	2,838	2,366	(3,585)	2,192

Total liabilities and shareholders’ equity	$804	$4,989	$4,605	$(4,446)	$5,952

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$881	$1,706	$(101)	$2,486

Operating expenses:
Salaries, wages and employees’ benefits	—	504	961	—	1,465
Operating expenses and supplies	—	175	389	(94)	470
Purchased transportation	—	88	192	(7)	273
Depreciation and amortization	—	18	42	—	60
Other operating expenses	—	39	75	—	114
(Gains) losses on property disposals, net	—	(5)	2	—	(3)
Reorganization and settlements	—	1	(2)	—	(1)

Total operating expenses	—	820	1,659	(101)	2,378

Operating income	—	61	47	—	108

Nonoperating (income) expenses:
Interest expense	3	8	11	—	22
Other, net	(13)	42	(27)	—	2

Nonoperating (income) expenses, net	(10)	50	(16)	—	24

Income before income taxes	10	11	63	—	84
Income tax provision	4	5	22	(2)	29

Net income	$6	$6	$41	$2	$55

For the three months ended June 30, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$929	$1,736	$(99)	$2,566

Operating expenses:
Salaries, wages and employees’ benefits	—	537	937	(14)	1,460
Operating expenses and supplies	—	173	372	(77)	468
Purchased transportation	—	97	190	(6)	281
Depreciation and amortization	—	24	51	—	75
Other operating expenses	—	36	69	—	105
Gains on property disposals, net	—	(3)	—	—	(3)
Reorganization and settlements	—	3	5	—	8

Total operating expenses	—	867	1,624	(97)	2,394

Operating income	—	62	112	(2)	172

Nonoperating (income) expenses:
Interest expense	3	(11)	(7)	38	23
Other, net	(13)	47	5	(40)	(1)

Nonoperating (income) expenses, net	(10)	36	(2)	(2)	22

Income before income taxes	10	26	114	—	150
Income tax provision	5	12	40	1	58

Net income	$5	$14	$74	$(1)	$92

For the six months ended June 30, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,713	$3,294	$(192)	$4,815

Operating expenses:
Salaries, wages and employees’ benefits	—	1,002	1,884	—	2,886
Operating expenses and supplies	—	333	756	(177)	912
Purchased transportation	—	172	369	(16)	525
Depreciation and amortization	—	37	82	—	119
Other operating expenses	—	77	153	—	230
(Gains) losses on property disposals, net	—	(4)	4	—	—
Reorganization and settlements	—	5	9	—	14

Total operating expenses	—	1,622	3,257	(193)	4,686

Operating income	—	91	37	1	129

Nonoperating (income) expenses:
Interest expense	7	16	19	—	42
Other, net	(26)	84	(59)	1	—

Nonoperating (income) expenses, net	(19)	100	(40)	1	42

Income (loss) before income taxes	19	(9)	77	—	87
Income tax provision	7	—	26	(3)	30

Net income (loss)	$12	$(9)	$51	$3	$57

For the six months ended June 30, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,778	$3,355	$(193)	$4,940

Operating expenses:
Salaries, wages and employees’ benefits	—	1,040	1,843	(21)	2,862
Operating expenses and supplies	—	341	736	(159)	918
Purchased transportation	—	179	365	(10)	534
Depreciation and amortization	—	46	102	—	148
Other operating expenses	—	70	142	—	212
Gains on property disposals, net	—	(2)	—	—	(2)
Reorganization and settlements	—	3	5	—	8

Total operating expenses	—	1,677	3,193	(190)	4,680

Operating income (loss)	—	101	162	(3)	260

Nonoperating (income) expenses:
Interest expense	7	17	20	—	44
Other, net	(27)	53	(25)	(3)	(2)

Nonoperating (income) expenses, net	(20)	70	(5)	(3)	42

Income before income taxes	20	31	167	—	218
Income tax provision	8	16	62	(2)	84

Net income	$12	$15	$105	$2	$134

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$15	$61	$87	$—	$163

Investing activities:
Acquisition of property and equipment	—	(72)	(170)	—	(242)
Proceeds from disposal of property and equipment	—	17	11	—	28
Other	—	—	—	—	—

Net cash used in investing activities	—	(55)	(159)	—	(214)

Financing activities:
Asset backed securitization borrowings, net	—	—	25	—	25
Proceeds from exercise of stock options	—	7	—	—	7
Intercompany advances / repayments	(15)	(19)	34	—	—

Net cash provided by (used in) financing activities	(15)	(12)	59	—	32

Net decrease in cash and cash equivalents	—	(6)	(13)	—	(19)
Cash and cash equivalents, beginning of Period	—	38	38	—	76

Cash and cash equivalents, end of period	$—	$32	$25	$—	$57

For the six months ended June 30, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$18	$15	$124	$1	$158

Investing activities:
Acquisition of property and equipment	—	(90)	(160)	—	(250)
Proceeds from disposal of property and equipment	—	7	17	—	24
Acquisition of companies	—	(15)	—	—	(15)
Other	4	—	(6)	—	(2)

Net cash provided by (used in) investing activities	4	(98)	(149)	—	(243)

Financing activities:
Asset backed securitization borrowings, net	—	—	75	—	75
Issuance of long-tern debt	—	10	—	—	10
Proceeds from exercise of stock options	—	2	—	—	2
Intercompany advances / repayments	(22)	100	(77)	(1)	—

Net cash provided by (used in) financing activities	(22)	112	(2)	(1)	87

Net increase (decrease) in cash and cash equivalents	—	29	(27)	—	2
Cash and cash equivalents, beginning of period	—	34	48	—	82

Cash and cash equivalents, end of period	$—	$63	$21	$—	$84

13.	Guarantees of the Senior Notes Due 2009 and 2010

In connection with the senior notes due 2009 and 2010 that YRC Worldwide assumed by virtue of its merger with USF, and in addition to the primary obligor, USF, YRC Worldwide and its following 100% owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2009 and 2010: USF Sales Corporation, USF Holland Inc., USF Bestway Inc., USF Bestway Leasing Inc., USF Reddaway Inc., USF Glen Moore Inc., YRC Logistics Services, Inc., and IMUA Handling Corporation. Each of the guarantees is full and unconditional and joint and several.

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

The following represents condensed consolidating financial information of YRC Worldwide and its subsidiaries as of June 30, 2007 and December 31, 2006 with respect to the financial position and for the three and six months ended June 30, 2007 and 2006 for results of operations and for the six months ended June 30, 2007 and 2006 for the statement of cash flows. The primary obligor column presents the financial information of Regional Transportation (formerly USF Corporation). The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2009 and 2010 including YRC Worldwide, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

June 30, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$18	$39	$—	$57
Intercompany advances receivable, net	—	(11)	11	—	—
Accounts receivable, net	—	1	1,217	(3)	1,215
Prepaid expenses and other	3	49	242	—	294

Total current assets	3	57	1,509	(3)	1,566
Property and equipment	2	874	3,112	—	3,988
Less – accumulated depreciation	(1)	(133)	(1,480)	—	(1,614)

Net property and equipment	1	741	1,632	—	2,374
Investment in subsidiaries	334	3,865	5	(4,204)	—
Receivable from affiliate	489	(949)	460	—	—
Goodwill and other assets	798	380	1,249	(350)	2,077

Total assets	$1,625	$4,094	$4,855	$(4,557)	$6,017

Intercompany advances payable	$65	$114	$21	$(200)	$—
Accounts payable	9	101	300	(3)	407
Wages, vacations and employees’ benefits	3	115	324	—	442
Other current and accrued liabilities	27	76	286	(3)	386
Asset backed securitization borrowings	—	—	250	—	250
Current maturities of long-term debt	—	150	—	—	150

Total current liabilities	104	556	1,181	(206)	1,635
Payable to affiliate	—	(53)	203	(150)	—
Long-term debt, less current portion	262	400	242	—	904
Deferred income taxes, net	79	115	418	—	612
Pension and postretirement	—	238	—	—	238
Claims and other liabilities	1	106	245	—	352
Commitments and contingencies
Shareholders’ equity	1,179	2,732	2,566	(4,201)	2,276

Total liabilities and shareholders’ equity	$1,625	$4,094	$4,855	$(4,557)	$6,017

December 31, 2006 (in millions)	Primary Obligor	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$23	$53	$—	$76
Intercompany advances receivable	—	(10)	10	—	—
Accounts receivable, net	—	1	1,192	(2)	1,191
Prepaid expenses and other	(17)	96	245	—	324

Total current assets	(17)	110	1,500	(2)	1,591
Property and equipment	2	836	3,004	—	3,842
Less – accumulated depreciation	(1)	(115)	(1,456)	—	(1,572)

Net property and equipment	1	721	1,548	—	2,270
Investment in subsidiaries	247	3,373	6	(3,626)	—
Receivable from affiliate	399	(714)	315	—	—
Goodwill and other assets	809	380	1,252	(350)	2,091

Total assets	$1,439	$3,870	$4,621	$(3,978)	$5,952

Intercompany advances payable	$—	$193	$7	$(200)	$—
Accounts payable	3	97	300	(2)	398
Wages, vacations and employees’ benefits	(1)	105	310	—	414
Other current and accrued liabilities	6	55	263	—	324
Asset backed securitization borrowings	—	—	225	—	225

Total current liabilities	8	450	1,105	(202)	1,361
Payable to affiliate	—	(29)	179	(150)	—
Long-term debt, less current portion	265	550	243	—	1,058
Deferred income taxes, net	80	117	412	—	609
Pension and postretirement	—	350	—	—	350
Claims and other liabilities	1	45	336	—	382
Commitments and contingencies
Shareholders’ equity	1,085	2,387	2,346	(3,626)	2,192

Total liabilities and shareholders’ equity	$1,439	$3,870	$4,621	$(3,978)	$5,952

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$5	$627	$1,942	$(88)	$2,486

Operating expenses:
Salaries, wages and employees’ benefits	2	361	1,102	—	1,465
Operating expenses and supplies	1	166	388	(85)	470
Purchased transportation	—	32	245	(4)	273
Depreciation and amortization	2	17	41	—	60
Other operating expenses	1	36	77	—	114
(Gains) losses on property disposals, net	—	2	(5)	—	(3)
Reorganization and settlements	—	3	(4)	—	(1)

Total operating expenses	6	617	1,844	(89)	2,378

Operating income (loss)	(1)	10	98	1	108

Nonoperating (income) expenses:
Interest expense	4	8	10	—	22
Other, net	(12)	31	(17)	—	2

Nonoperating (income) expenses, net	(8)	39	(7)	—	24

Income (loss) before income taxes	7	(29)	105	1	84
Income tax provision (benefit)	2	(8)	37	(2)	29

Net income (loss)	$5	$(21)	$68	$3	$55

For the three months ended June 30, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$6	$641	$2,020	$(101)	$2,566

Operating expenses:
Salaries, wages and employees’ benefits	3	355	1,115	(13)	1,460
Operating expenses and supplies	2	160	388	(82)	468
Purchased transportation	—	36	249	(4)	281
Depreciation and amortization	2	19	54	—	75
Other operating expenses	—	29	76	—	105
Gains on property disposals, net	—	(1)	(2)	—	(3)
Reorganization and settlements	—	1	7	—	8

Total operating expenses	7	599	1,887	(99)	2,394

Operating income (loss)	(1)	42	133	(2)	172

Nonoperating (income) expenses:
Interest expense	4	2	(11)	28	23
Other, net	(8)	31	5	(29)	(1)

Nonoperating (income) expenses, net	(4)	33	(6)	(1)	22

Income before income taxes	3	9	139	(1)	150
Income tax provision	2	5	50	1	58

Net income	$1	$4	$89	$(2)	$92

For the six months ended June 30, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$11	$1,209	$3,775	$(180)	$4,815

Operating expenses:
Salaries, wages and employees’ benefits	4	714	2,168	—	2,886
Operating expenses and supplies	2	324	757	(171)	912
Purchased transportation	—	62	473	(10)	525
Depreciation and amortization	4	33	82	—	119
Other operating expenses	1	69	160	—	230
(Gains) losses on property disposals, net	—	3	(3)	—	—
Reorganization and settlements	—	10	4	—	14

Total operating expenses	11	1,215	3,641	(181)	4,686

Operating income (loss)	—	(6)	134	1	129

Nonoperating (income) expenses:
Interest expense	8	16	18	—	42
Other, net	(20)	64	(45)	1	—

Nonoperating (income) expenses, net	(12)	80	(27)	1	42

Income (loss) before income taxes	12	(86)	161	—	87
Income tax provision (benefit)	4	(28)	57	(3)	30

Net income (loss)	$8	$(58)	$104	$3	$57

For the six months ended June 30, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$12	$1,239	$3,891	$(202)	$4,940

Operating expenses:
Salaries, wages and employees’ benefits	5	696	2,181	(20)	2,862
Operating expenses and supplies	3	318	767	(170)	918
Purchased transportation	—	71	471	(8)	534
Depreciation and amortization	4	39	105	—	148
Other operating expenses	—	60	152	—	212
Gains on property disposals, net	—	—	(2)	—	(2)
Reorganization and settlements	—	1	7	—	8

Total operating expenses	12	1,185	3,681	(198)	4,680

Operating income (loss)	—	54	210	(4)	260

Nonoperating (income) expenses:
Interest expense	8	17	19	—	44
Other, net	(10)	41	(30)	(3)	(2)

Nonoperating (income) expenses, net	(2)	58	(11)	(3)	42

Income (loss) before income taxes	2	(4)	221	(1)	218
Income tax provision	1	4	81	(2)	84

Net income (loss)	$1	$(8)	$140	$1	$134

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$21	$(65)	$207	$—	$163

Investing activities:
Acquisition of property and equipment	—	(60)	(182)	—	(242)
Proceeds from disposal of property and equipment	—	4	24	—	28
Other	—	—	—	—	—

Net cash used in investing activities	—	(56)	(158)	—	(214)

Financing activities:
Asset backed securitization borrowings, net	—	—	25	—	25
Proceeds from exercise of stock options	—	7	—	—	7
Intercompany advances / repayments	(21)	109	(88)	—	—

Net cash provided by (used in) financing activities	(21)	116	(63)	—	32

Net decrease in cash and cash equivalents	—	(5)	(14)	—	(19)
Cash and cash equivalents, beginning of Period	—	23	53	—	76

Cash and cash equivalents, end of period	$—	$18	$39	$—	$57

For the six months ended June 30, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(22)	$28	$152	$—	$158

Investing activities:
Acquisition of property and equipment	—	(52)	(198)	—	(250)
Proceeds from disposal of property and equipment	1	10	13	—	24
Acquisition of companies	—	(15)	—	—	(15)
Other	—	—	(2)	—	(2)

Net cash provided by (used in) investing activities	1	(57)	(187)	—	(243)

Financing activities:
Asset backed securitization borrowings, net	—	—	75	—	75
Issuance of long-term debt	—	10	—	—	10
Proceeds from exercise of stock options	—	2	—	—	2
Intercompany advances / repayments	21	29	(50)	—	—

Net cash provided by (used in) financing activities	21	41	25	—	87

Net increase (decrease) in cash and cash equivalents	—	12	(10)	—	2
Cash and cash equivalents, beginning of period	—	42	40	—	82

Cash and cash equivalents, end of period	$—	$54	$30	$—	$84

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Our Results of Operations section focuses on the highlights and significant items that impacted our operating results during the second quarter. We have presented a discussion regarding the operating results of each of our three operating segments: National Transportation, Regional Transportation and Logistics. Prior to 2007, we reported results for four operating segments that included Yellow Transportation and Roadway whose management structures were combined in January 2007 to form National Transportation. The prior year results for Yellow Transportation and Roadway have been combined, including proper eliminations, to present comparative information. Prior year segments also included Regional Transportation, which is unchanged in the current year, and Meridian IQ, which underwent a formal name change to YRC Logistics and is now being referred to as our Logistics segment. Our discussion also identifies the adjustments to operating income that management excludes when internally evaluating segment performance because the items are not related to the segments’ core operations.

In June 2007, we announced that we have entered into a preliminary purchase agreement to acquire majority ownership of Jiayu Logistics Limited, a Shanghai, China ground transportation company. The acquisition is subject to the parties entering into a definitive acquisition agreement, the results of due diligence and regulatory and board approvals. Given the remaining projected timeline and requirements, we do not expect this acquisition to contribute material operating revenue or income in 2007.

Consolidated Results

Our consolidated results for the three and six months ended June 30, 2007 include the results of each of the operating segments discussed below together with unallocated corporate expenses. A more detailed discussion of the operating results of our segments is presented below.

Three months ended June 30, 2007 compared to three months ended June 30, 2006

The table below provides summary consolidated financial information for the three and six months ended June 30:

	Three months			Six months
(in millions)	2007	2006	Percent Change	2007	2006	Percent Change
Operating revenue	$2,486.5	$2,565.8	(3.1)%	$4,814.8	$4,939.9	(2.5)%
Operating income	108.4	172.3	(37.1)%	128.8	260.1	(50.5)%
Nonoperating expenses, net	23.8	22.5	5.8%	42.1	42.3	(0.5)%
Net income	$55.4	$92.3	(40.0)%	$56.6	$134.4	(57.9)%

Our consolidated operating revenue decreased slightly during the three months ended June 30, 2007 versus 2006 primarily due to weak economic conditions in the United States transportation related industries and the resulting intense competitive environment. While we have encountered lower volumes throughout our entire network, the Upper Midwest has been especially challenging. In general, pricing or yield increased modestly for our National Transportation segment yet declined slightly in our Regional Transportation segment when comparing the three months ended June 30, 2007 versus 2006.

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

Consolidated operating income decreased significantly during the three months ended June 30, 2007 as compared to 2006 and is reflective of decreased operating revenue at all of our operating companies. Despite a relatively consistent decline in revenue between our national and regional providers, our Regional Transportation segment experienced a much greater decline in operating income during the same three month period. Given its regional concentration, the weak economy in the Upper Midwest impacted this segment more severely. Additionally, we were less effective in reducing our variable costs in the regional market in response to the decline in revenue than in our national market. This is partly attributable to continued challenges associated with the USF Reddaway and USF Bestway February 2007 consolidation. The declines in consolidated operating income were partially offset by a $13.6 million reduction in depreciation expense for the three months ended June 30, 2007 versus 2006 resulting from a change in depreciable lives and salvage values effective July 1, 2006.

Corporate net operating expenses during the three months ended June 30, 2007 decreased $3.6 million versus the comparable prior year period primarily related to lower incentive compensation expense of $1.8 million and reduced legal and other expense of $1.4 million associated with a discontinued operation.

Our consolidated operating income for the three months ended June 30, 2007 included reorganization charges of $2.6 million resulting from the write-off of signage and other assets associated with the name Meridian IQ and other closure costs. In July 2007, we announced the formal name change of Meridian IQ to YRC Logistics to better reflect the Company’s expertise in logistics and its relationship to YRC Worldwide. The reorganization charges also included costs related to closure of a certain flow-through and warehousing center in the YRC Logistics segment. The three months ended June 30, 2007 also include a charge of $1.4 million to settle a USF pre-acquisition liability offset by a $4.9 million gain on settlement of a USF Red Star multi-employer pension withdrawal obligation. During the three months ended June 30, 2006, we incurred $7.5 million related to work force reduction and costs associated with realigning portions of our operations. Gains and losses on property disposals also impact our operating income. During the three months ended June 30, 2007 and 2006, we recognized gains on disposition of $2.8 million and $3.2 million, respectively.

Nonoperating expenses consist primarily of interest expense, which decreased approximately $3.5 million from 2006 due to decreased borrowings for the three months ended June 30, 2007 versus 2006. Offsetting a portion of the decline in interest expense related to borrowings is an increase in interest expense related to income tax items of $1.6 million. In conjunction with our adoption of FIN No. 48, “Accounting for Uncertainty in Income Taxes” effective January, 1, 2007, we now classify interest related to income tax items in interest expense as opposed to the 2006 classification in income tax expense. Nonoperating expenses also include interest income and effects of foreign currency.

Our effective tax rate for the three months ended June 30, 2007 was 34.6% compared to 38.4% for the three months ended June 30, 2006. The current period rate was favorably impacted by a $1.9 million propane tax fuel credit related to 2006. Additionally, the 2007 rate reflects an estimated annual benefit of $7.6 million for the same type of credit in 2007. Variations in our effective tax rate could result from our income allocation among subsidiaries and their relative state tax rates, in addition to any additional tax planning strategies that may be implemented throughout the year.

Adjustments to operating income presented in the segment discussion below represent charges that management excludes when evaluating segment performance to better understand the results of our core operations. With the exception of property disposals, these charges do not occur on a regular basis and can distort our operating results. Management excludes the impact of gains and losses from the disposal of property in its evaluation of segment performance as these items are not related to the segment’s primary business.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Consolidated operating revenue decreased by $125.1 million during the six months ended June 30, 2007 as compared to the year ago period, which is reflective of decreased revenue at all of our operating companies. We believe the general economy continues to be soft, especially in the tangible goods sector, which directly impacts our ability to grow operating revenue. Pricing or yield has been especially challenging during 2007 in our regional segment where competition is severe and capacity is abundant.

Consolidated operating income decreased by $131.3 million or 50.5% during the six months ended June 30, 2007 as compared to the year ago period. The decrease in consolidated operating income was a result of reduced operating revenue and challenging economic conditions as previously discussed. The operating income decline was partially offset by a $27.1 million reduction in depreciation expense for the six months ended June 30, 2007 versus 2006 resulting from a change in depreciable lives and salvage values effective July 1, 2006. Corporate expenses for the six months ended June 30, 2007 decreased $5.3 million as compared to the six months ended June 30, 2006. This decrease is primarily related to lower incentive compensation expense of $1.6 million and reduced legal and other expense of $1.3 million associated with a discontinued operation. Additionally, certain former operations included in the Corporate segment experienced favorable trends in development of prior year worker’s compensation claims resulting in a benefit of $1.7 million during the six months ended June 30, 2007.

Our consolidated operating income during the first half of 2007 was also unfavorably impacted by a $17.3 million charge related to restructuring and reorganization offset by net gains on settlement of USF pre-acquisition obligations of $3.5 million. During the first quarter of 2007, we combined USF Reddaway and USF Bestway and after February 12, 2007 no longer market the USF Bestway brand. This combination contributed to approximately $5.8 million of the reorganization and restructuring charges. In addition, as previously discussed, we combined the management structures of Yellow Transportation and Roadway during the first quarter of 2007, which also resulted in certain reorganization charges of approximately $6.1 million, primarily severance. The $17.3 million reorganization charge also included $2.6 million resulting from the write-off of signage and other assets associated with the name “Meridian IQ” and other closure costs, and $2.8 million in the Corporate segment of severance and expense associated with the acceleration of vesting of restricted stock units due to certain management separations. This charge is a non-cash item and is included in the “Reorganization and settlements” line in our consolidated Statement of Operations. During the six months ended June 30, 2006, we incurred $7.5 million related to work force reduction and costs associated with realigning portions of our operations. During the six months ended June 30, 2007, we recognized losses on disposition of $0.2 million. During the six months ended June 30, 2006, we recognized gains on disposition of $2.3 million.

Nonoperating expenses for the six months ended June 30, 2007 are consistent with those for the six months ended June 30, 2006. Included in these periods is interest expense which decreased $1.9 million from the prior period due to reduced financing costs of $3.6 million offset by interest expense of $1.6 million related to income tax items. Any such interest was included in income tax expense in 2006. Nonoperating expenses also included interest income and effects of foreign currency.

Our effective tax rate for the six months ended June 30, 2007 was 34.7% compared to 38.3% for the six months ended June 30, 2006. The current period rate was favorably impacted by a $1.9 million propane fuel tax credit related to 2006. Additionally, the 2007 rate reflects an estimated annual benefit of $7.6 million for the same type of credit in 2007. Variations in our effective tax rate could result from our income allocation among subsidiaries and their relative state tax rates, in addition to tax planning strategies that may be implemented throughout the year.

National Transportation Results

National Transportation represented approximately 69% of our consolidated revenue in the second quarters of 2007 and 2006, as well as in the six months ended June 30, 2007 and 2006. The table below provides summary financial information for National Transportation for the three and six months ended June 30:

	Three Months				Six Months
(in millions)	2007	2006	Percent Change		2007	2006	Percent Change
Operating revenue	$1,703.5	$1,760.5	(3.2)%		$3,311.9	$3,404.4	(2.7)%
Operating income	92.8	124.2	(25.3)%		125.9	193.4	(34.9)%
Adjustments to operating income(a)	(5.1)	1.7	n/m		1.7	1.6	4.1	% (c)
Adjusted operating income(b)	87.7	125.9	(30.3)%		127.6	195.0	(34.6)%
Operating ratio	94.6%	92.9%	(1.7	)pp	96.2%	94.3%	(1.9	)pp (d)
Adjusted operating ratio	94.9%	92.9%	(2.0	)pp	96.1%	94.3%	(1.8	)pp

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations (see discussion below).
(b)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles
(c)	Not meaningful.
(d)	Percentage points.

Three months ended June 30, 2007 compared to three months ended June 30, 2006

National Transportation reported second quarter 2007 operating revenue of $1,703.5 million, representing a decrease of $57.0 million or 3.2% from the second quarter of 2006. The two primary components of operating revenue are volume, comprised of the number of shipments and the weight per shipment, and price, usually evaluated on a per hundred weight basis for less-than-truckload (“LTL”) business. With the same number of workdays in both quarters, the decline in operating revenue was largely driven by a 5.3% decline in total tonnage picked up per day, with truckload tonnage being down more dramatically at 7.4% and LTL tonnage down 4.8%. Our volume decline is primarily the result of a slowing economy, and we believe the majority of the freight transportation sector has also experienced softening business levels based on reports of tonnage declines. As the economy has slowed, capacity has become more readily available, particularly in the truckload portion of our business, and competition for available loads has increased. The decline in LTL tonnage was made up of a 3.2% decrease in shipments per day and a 1.8% decline in weight per shipment. Also contributing to the lower operating revenue was a decline in fuel surcharge revenue.

Partially offsetting the reduction in volume was a 1.4% increase in LTL revenue per hundred weight. Although pricing remains positive on a year-over-year basis, it is getting more challenging to obtain notable increases. With the current capacity in the industry, caused by a combination of the slowing economy and increased presence in the long-haul market from regional carriers, the pricing environment has become more competitive.

Operating income for National Transportation was $92.8 million, a decrease of $31.4 million or 25.3% from the second quarter of 2006. Although revenue declined $57.0 million, National Transportation was able to offset about 45% of the decline in revenues through reduced operating expenses. Cost reductions were mostly in lower salaries, wages and benefits of $8.0 million, lower operating expenses and supplies of $3.9 million and lower depreciation expense of $12.1 million, partially offset by a $3.8 million increase in purchased transportation.

The primary reasons for the decrease in salaries, wages and benefits were lower nonunion performance incentive accruals and salaries and benefits of $10.5 million. Partly offsetting this decrease was $3.1 million or 0.4% higher hourly wages and benefits, which were the result of annual contractual wage and benefit increases and a higher cost mix of workers. This increase was significantly less than our contractual increase of 3.5% primarily due to our lower volumes, resulting in a reduced workforce and improved efficiencies. The higher cost mix of workers is the result of having fewer new hire employees on union wage progression and also working fewer casual (i.e. supplemental) employees. Both of these employee groups have lower overall costs to the Company than regular full time employees. The lower use of casual employees is a direct result of lower tonnage levels, as these employees normally supplement our regular work force.

Operating expenses and supplies were lower due to a number of relatively small factors of which some were favorable and some unfavorable. Reduced operating expenses included items such as lower fuel cost and travel and employee expenses, while increased expenses related to additional investments in technology that could not be capitalized and facility maintenance costs.

Depreciation expense was lower primarily because of a change in depreciable lives and salvage values of property and equipment effective July 1, 2006.

Purchased transportation was higher due to an April 1, 2007 contractual increase with our primary rail provider and certain new business initiatives with one of our largest customers, partially offset by lower rail usage due largely to lower volumes.

During the second quarter of 2007, National Transportation reported net gains on property disposals of $5.1 million compared to net gains on property disposals of $2.6 million in the second quarter of 2006. Also during the second quarter of 2006, National Transportation incurred $4.3 million of severance costs associated with a significant realignment of operations and a related reduction in workforce. The costs associated with the operations realignment were excluded from adjusted operating income due to their non-routine nature. Additionally, the gains and losses from property disposals were excluded from adjusted operating income as they were not related to the company’s core operations.

Lower revenue partially offset by the decrease in expenses resulted in an operating ratio of 94.6 for the second quarter of 2007, or 1.7 percentage points higher than the prior year. Operating ratio refers to a common industry measurement calculated by dividing a company’s operating expenses by its operating revenue.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

National Transportation revenue decreased $92.5 million or 2.7% in the six months ended June 30, 2007 versus the year ago period. With the same number of workdays in both periods, the decline in operating revenue was largely driven by a 4.9% decline in total tonnage picked up per day, with truckload tonnage down 7.3% and LTL tonnage down 4.3%. As discussed in the quarterly results, these tonnage declines are primarily the result of a slowing economy. The decline in LTL tonnage was made up of a 2.9% decrease in shipments per day and a 1.5% decline in weight per shipment. Also contributing to the lower operating revenue was a decline in fuel surcharge revenue. Partially offsetting the reduction in volume was a 1.7% increase in LTL revenue per hundred weight.

Operating income for National Transportation decreased $67.5 million or 34.9% in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The decrease was primarily a result of the lower revenue, higher purchased transportation of $7.5 million, higher other operating expenses of $8.6 million and reorganization costs of $6.1 million, partially offset by lower operating expenses and supplies of $20.5 million and lower depreciation expense of $22.1 million.

Purchased transportation was higher primarily due to certain new business initiatives with one of our largest customers, partially offset by lower rail usage due largely to lower volumes.

Other operating expenses were higher due to a $6.8 million or 17.2% increase in cargo claims expense and a $3.4 million or 20.4% increase in bodily injury and property damage claims. The cargo claims increase is mostly the result of higher claim frequency, which we have addressed by allocating additional resources to ensure a consistent approach to achieving our high standards of quality.

Operating expenses and supplies were lower due to a number of relatively smaller factors including fuel cost, vehicle maintenance, travel and employee expenses and miscellaneous operating expenses and supplies. Most of these lower expenses resulted from lower business levels and stringent cost controls put in place during this challenging economic time. Additionally, in the first quarter of 2006, Yellow Transportation incurred $3.5 million of costs associated with hosting an industry conference. No such conference was held in 2007, resulting in lower costs compared to the prior year. Slightly offsetting these declines were increased costs in the first quarter of 2007 in several cost categories related to adverse weather.

Depreciation expense was lower primarily because of a change in depreciable lives and salvage values of property and equipment effective July 1, 2006.

Reorganization charges, primarily severance costs, of $6.1 million in the first quarter of 2007 were a result of the combination of the management structures of Yellow Transportation and Roadway to form National Transportation, as discussed under the Consolidated results.

Operating expenses as a percentage of revenue increased for the first six months of 2007 by 1.9 percentage points compared to the first six months of 2006, resulting in a year-to-date 2007 operating ratio of 96.2.

Regional Transportation Results

Regional Transportation represented approximately 25% of our consolidated revenue in the second quarter of 2007 and 2006, respectively, and 25% in the six months ended June 30, 2007 and 2006, respectively. The table below provides summary financial information for Regional Transportation for the three and six months ended June 30:

	Three months				Six months
(in millions)	2007	2006	Percent Change		2007	2006	Percent Change
Operating revenue	$628.5	$654.1	(3.9)%		$1,204.4	$1,246.1	(3.3)%
Operating income	14.8	53.6	(72.4)%		9.8	75.0	(86.9)%
Adjustments to operating income(a)	1.8	(0.3)	n/m	(c)	8.3	(0.3)	n/m
Adjusted operating income (b)	16.6	53.3	(68.9)%		18.1	74.7	(75.8)%
Operating ratio	97.6%	91.8%	(5.8	)pp	99.2%	94.0%	(5.2	)pp (d)
Adjusted operating ratio	97.4%	91.8%	(5.6	)pp	98.5%	94.0%	(4.5	)pp

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations.
(b)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.
(c)	Not meaningful.
(d)	Percentage points.

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Regional Transportation reported operating revenue of $628.5 million for the quarter ended June 30, 2007, representing a decrease of $25.6 million or 3.9% from the quarter ended June 30, 2006. The decreased operating revenue is due to lower yield and volumes resulting from a challenging business environment. LTL revenue per hundred weight declined 1.3% in the second quarter 2007 as compared to the second quarter 2006, LTL weight per shipment declined 1.8% and LTL shipments per day declined by 0.2% compared to the second quarter of 2006.

Regional Transportation reported operating income of $14.8 million for the quarter ended June 30, 2007, a decrease of $38.8 million from the second quarter of 2006. Decreased operating income was due to: decreases in overall revenue of $25.6 million; increased wage and benefit expenses of $12.6 million resulting primarily from union contractual rate increases, benefit increases and lower productivity; and higher claims and insurance costs of $7.0 million due mainly to two severe accidents. Offsetting these items were lower purchased transportation expense of $6.5 million and lower depreciation expense of $2.4 million due to a change in depreciable lives and salvage values of property and equipment effective July 1, 2006. Regional Transportation reported a second quarter operating ratio of 97.6%, a 5.8 percentage point deterioration over the second quarter of 2006.

The reduction in earnings at the Regional Transportation companies can be attributed to continued economic weakness in the Upper Midwest region of the country, which directly impacts USF Holland, the largest business unit, the consolidation of USF Bestway into USF Reddaway, which to date has not produced the results expected, and a very competitive pricing environment across the entire transportation sector. The shift in freight flows caused by the weak economic activity in the Upper Midwest has created network inefficiencies. These are being addressed through network changes that will reduce handling and increase velocity in the system. The consolidation of USF Bestway into USF Reddaway has also led to network inefficiencies, which are being addressed through terminal consolidations, specific focus on intra–state service and service enhancements in our Southern California and Texas markets.

Results were also unfavorably impacted in the second quarter of 2007 by approximately $1.8 million due primarily to losses on the sale of property at USF Glen Moore and USF Bestway.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Regional Transportation reported operating revenue of $1,204.4 million for the first half of 2007, representing a decrease of $41.7 million or 3.3% from the comparable period in 2006. The decreased operating revenue is due to lower yield and volumes resulting from a challenging business environment. LTL revenue per hundred weight declined 0.2% in the first half as compared to the same period in 2006, LTL weight per shipment declined 1.7% and LTL shipments per day declined by 0.5% compared to the first half of 2006.

Regional Transportation reported operating income of $9.8 million for the first half of 2007, a decrease of $65.2 million over the same period in 2006. Decreased operating income was due to: decreases in overall revenue of $41.7 million; increased wage and benefit expenses of $20.3 million resulting primarily from union contractual rate increases, benefit increases and lower productivity; higher claims and insurance costs of $9.2 million due mainly to unfavorable claims experience; and increased operating expenses and supplies of $3.2 million. Offsetting these items were lower purchased transportation expense of $10.0 million, lower depreciation expense of $6.6 million due to a change in depreciable lives and salvage values of property and equipment effective July 1, 2006, and $1.2 million lower operating taxes and licenses. Regional Transportation reported a first half operating ratio of 99.2%, a 5.2 percentage point deterioration over the same period of 2006.

Results were also unfavorably impacted in the first half of 2007 by approximately $8.3 million due primarily to restructuring and reorganization charges related to the combination of USF Reddaway and USF Bestway, and losses on the sale of property at USF Glen Moore and USF Bestway.

Logistics Results

Logistics represented approximately 6% of our consolidated revenue in the second quarter of 2007 and 2006, and 6% in the six months ended June 30, 2007 and 2006, respectively. The table below provides summary financial information for Logistics for the three and six months ended June 30:

	Three months				Six months
(in millions)	2007	2006	Percent Change		2007	2006	Percent Change
Operating revenue	$158.2	$153.6	3.0%		$307.9	$293.4	4.9	% (c)
Operating income	1.5	2.7	(43.8)%		0.4	5.2	(91.0)%
Adjustments to operating income(a)	2.6	1.5	n/m		2.7	1.5	n/m
Adjusted operating income (b)	4.1	4.2	(3.1)%		3.1	6.7	(53.3)%
Operating ratio	99.0%	98.2%	(0.8	)pp (d)	99.8%	98.2%	(1.6	)pp
Adjusted operating ratio	97.4%	97.2%	(0.2	)pp	99.0%	97.7%	(1.3	)pp

(a)	Represents charges that management excludes when evaluating segment performance to better understand our core operations.
(b)	This measurement is used for internal management purposes and should not be construed as a better measurement than operating income as defined by generally accepted accounting principles.
(c)	Not meaningful.
(d)	Percentage points.

Three months ended June 30, 2007 compared to three months ended June 30, 2006

In the second quarter of 2007, Meridian IQ was rebranded as YRC Logistics. Compared to the same period in 2006, YRC Logistics revenue increased by $4.6 million or 3.0% during the second quarter of 2007. The increase in revenue resulted from additional business in domestic forwarding of $1.9 million, dedicated fleet of $2.2 million, flow through of $4.3 million and Latin America of $2.0 million offset by reductions in Asia of $6.4 million caused primarily by a softer economic environment and the 2006 sale of our China operation to our China joint venture. Operating income benefited from the increased operating revenue, but reflects a decrease from $2.7 million in the second quarter of 2006 to $1.5 million in the second quarter of 2007. The lower operating results are primarily due to a $2.6 million charge related to rebranding, restructuring and severance expenses.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

In the first half of 2007, YRC Logistics revenue increased by $14.5 million or 4.9% from the first half of 2006. The increase was driven by increases in domestic forwarding of $3.0 million, dedicated fleet of $4.8 million, flow through of $9.3 million, transportation management of $3.0 million, and Latin America of $5.0 million offset by a reduction in Asia of $12.2 million due to a softer economic environment and the 2006 sale of our China operation into our China joint venture. Operating income decreased from $5.2 million in the first half of 2006 to $0.4 million in the first half of 2007, resulting from difficult economic conditions, the restructuring mentioned above, increased health care costs and an influx of new business creating efficiency and productivity problems in isolated locations.

Financial Condition

Liquidity

Our liquidity needs arise primarily from capital investment in new equipment, land and structures, and information technology, as well as working capital requirements. To provide short-term and longer-term liquidity, we maintain capacity under a $850 million unsecured credit agreement and a $650 million ABS agreement involving Yellow Transportation, Roadway, USF Holland and USF Reddaway accounts receivable. The expiration date of the 364-day ABS facility is May 16, 2008, at which time we expect to renew or replace the facility for an additional year.

We are currently negotiating with certain lenders to replace our existing $850 million senior unsecured revolving credit facility. The new senior unsecured credit facility is expected to include a revolving credit facility of up to $1.1-1.2 billion and a term loan facility of up to a $150-250 million. The facility is expected to have a five year term.

We are also negotiating with lenders to increase the financing limit available under our ABS facility to up to $700 million from the existing limit of $650 million. The remaining terms of the ABS facility are expected to remain the same.

The purpose of increasing the capacity available under our existing ABS and revolving credit facilities is to increase liquidity and for working capital needs and general corporate purposes, including, without limitation, the refinancing of outstanding indebtedness, including potentially indebtedness that will become due over the next year. The completion of these financing transactions is subject to our entering into definitive agreements with our respective lenders.

Our expectations regarding the outcome of negotiations regarding our revolving credit facility and ABS facility, whether we actually complete these negotiations, enter into definitive agreements regarding these transactions, the amounts of these facilities and the terms of the facilities are only our expectations. Whether we ultimately enter into these facilities is subject to us and our lenders entering into definitive, binding agreements regarding these facilities. The terms, amount and prices of these facilities are subject to the parties’ negotiations and market conditions at the time, including (without limitation) the debt and equity markets, our financial condition, our maintenance of our credit ratings, economic conditions, market capacity and the effects of any market disruptions such as (without limitation) a terrorist attack.

The following table provides details of the outstanding components and available unused capacity under the current credit agreement and ABS facility at each period end:

(in millions)	June 30, 2007	December 31, 2006
Capacity:
Revolving loan	$850.0	$850.0
ABS facility	650.0	650.0

Total capacity	1,500.0	1,500.0

Amounts outstanding:
Letters of credit	(471.4)	(482.0)
ABS facility borrowings	(250.0)	(225.0)
ABS usage for captive insurance company (see below)	(189.4)	(189.4)

Total outstanding	(910.8)	(896.4)

Available unused capacity	$589.2	$603.6

YRC Assurance Co. Ltd. (“YRC Assurance”) is the Company’s captive insurance company domiciled in Bermuda and a wholly owned and consolidated subsidiary of YRC Worldwide. YRC Assurance provides insurance services to certain wholly owned subsidiaries of YRC Worldwide. As a part of the structure of YRC Assurance, certain qualifying investments are made by YRC Assurance as defined by Bermuda regulations. These investments can include taking an ownership position in certain receivables that secure our ABS facility. As a result, as shown above, our capacity under the ABS facility is reduced by YRC Assurance’s investment in receivables of $189.4 million at June 30, 2007 and December 31, 2006.

Contingent Convertible Notes

The balance sheet classification of our contingently convertible notes between short-term and long-term is dependent upon certain conversion triggers, as defined. At June 30, 2007 and December 31, 2006, the conversion triggers had not been met. Accordingly, based on the stated maturity date, this obligation has been classified as a long-term liability on the accompanying balance sheets.

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

The following table illustrates our calculation for determining free cash flow for the six months ended June 30:

(in millions)	2007	2006
Net cash from operating activities	$162.9	$157.9
Net property and equipment additions	(213.9)	(226.1)
Proceeds from exercise of stock options	6.4	2.3

Free cash flow	$(44.6)	$(65.9)

Operating cash flows increased modestly during the six months ended June 30, 2007 versus 2006 due to differences in cash flows related primarily to taxes and pension. In the first half of 2007, we made pension payments of $131.5 million and accrued pension expense of $24.9 million versus payments of $1.2 million and expense of $30.9 million in the first half of 2006. Amounts for tax included net refunds of $46.9 million and tax provision of $30.1 million for the first half of 2007 versus net payments of $106.8 million and tax provision of $83.4 million for the first half of 2006. In addition, the 2007 period includes incentive compensation payments of $13.2 million compared to $58.6 million during 2006.

In the first six months of 2007, net property and equipment additions decreased $12.2 million compared to the first six months of 2006 due to the timing of new equipment deliveries. Our planned total capital expenditures for 2007 have been reduced from our original projection to $375-400 million in response to better asset utilization targets and expected volumes.

For the first six months of 2007, net cash provided by financing activities was $31.4 million compared to $86.8 million for the first six months 2006. The decrease is due to a reduction in ABS borrowings during the first six months of 2007 of $49.5 million primarily related to the requirement to fund a $55.0 million tax payment made in the first quarter of 2006. Proceeds from stock options increased $4.1 million in 2007 compared to 2006.

We currently use cash generated from operations to fund capital expenditures, repay debt and fund working capital requirements. We expect that future cash requirements will generally be the same.

Share Repurchase Program

In April 2006, our Board of Directors authorized a $100 million share repurchase program and we purchased $20 million of our common stock in September 2006. No purchases have occurred during the six months ended June 30, 2007, and $80 million remains authorized.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of June 30, 2007. Most of these obligations and commitments have been discussed in detail either in the preceding paragraphs or the notes to the financial statements.

Contractual Cash Obligations

	Payments Due By Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Balance sheet obligations: (a)
ABS borrowings	$250.0	$—	$—	$—	$250.0
Long-term debt including interest	216.1	561.8	35.1	602.0	1,415.0
USF Red Star multi-employer pension withdrawal obligations including interest	33.5	6.9	4.4	7.4	52.2
Off balance sheet obligations:
Operating leases	81.0	134.0	40.9	24.1	280.0
Capital expenditures	89.1	—	—	—	89.1

Total contractual obligations	$669.7	$702.7	$80.4	$633.5	$2,086.3

(a)	Total liabilities for unrecognized tax benefits as of June 30, 2007, were $78.3 million and are classified on the Company’s consolidated balance sheet within “Other Current and Accrued Liabilities”.

We expect in the ordinary course of business that our operating leases will be renewed or replaced as they expire. The leases provide for fixed and escalating rentals and contingent escalating rentals based on the Consumer Price Index not to exceed certain specified amounts. We record rent expense for our operating leases on a straight-line basis over the base term of the lease agreements. In many cases our leases are entered into by a subsidiary and a parent guarantee is issued. The maximum potential amount of undiscounted future payments under the guarantee are the same as the contractual cash obligations disclosed above.

The amounts presented above for the USF Red Star multi-employer pension withdrawal obligations have materially changed from the obligation by year presented in our Annual Report on Form 10-K for the year ended December 31, 2006, due to a settlement in June 2007 of a certain fund obligation. Based on this settlement agreement, we remitted $26.4 million in July 2007 to satisfy a net present value amount of $31.3 million previously requiring monthly repayment through 2022.

In our Annual Report on Form 10-K for the year ended December 31, 2006, we disclosed estimated cash contributions related to our pension plans of $132.3 million, $126.9 million and $52.8 million for the years ended December 31, 2007, 2008 and 2009. We expect our estimate relative to 2007 to be materially accurate as we have made our primary contributions for the year of $131.5 million during the six months ended June 30, 2007. Based upon our current actuarial valuation, our estimate for 2008 and beyond has changed considerably from our previous estimate due to better than expected asset return. As a result, our current estimate for future cash contributions for our pension plans is as follows:

(in millions)	Cash Funding
2008 Expected	$57.0
2009 Expected	48.0
2010 Expected	48.0
2011 Expected	48.0

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Available line of credit	$83.0	$—	$506.2	$—	$589.2
Letters of credit	471.4	—	—	—	471.4
Lease guarantees	0.4	0.4	—	—	0.8
Surety bonds	88.0	0.1	0.1	—	88.2

Total commercial commitments	$642.8	$0.5	$506.3	$—	$1,149.6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, foreign exchange rates and fuel prices.

Risk from Interest Rates

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we utilize both fixed rate and variable rate financial instruments with varying maturities. At June 30, 2007, we had approximately 69% of our outstanding debt at fixed rates. If interest rates for our variable rate long-term debt had averaged 10% more during the period, our interest expense would have increased, and income before taxes would have decreased by $0.6 million and $1.1 million for the three and six months ended June 30, 2007.

The table below provides information regarding our interest rate risk related to fixed-rate debt as of June 30, 2007. Principal cash flows are stated in millions and weighted average interest rates are by contractual maturity. The fair values of our Roadway senior notes, USF senior notes and contingent convertible senior notes have been calculated based on the quoted market prices at June 30, 2007. The market price for the contingent convertible senior notes reflects the combination of debt and equity components of the convertible instrument.

(in millions)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$227.5	$101.0	$156.0	$—	$400.0	$884.5	$971.1
Average interest rate	—	8.22%	6.5%	8.41%	—	4.39%

Foreign Exchange Rates

Revenue, operating expenses, assets and liabilities of our Canadian, Mexican, Asian, South American and United Kingdom subsidiaries are denominated in local currencies, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not material to our consolidated financial position or results of operations. On June 30, 2007, we entered into a foreign currency hedge with a notional amount of approximately $6.9 million and a maturity of December 31, 2007. The purpose of this instrument is to effectively hedge our exposure to foreign currency fluctuations on certain intercompany debt with GPS Logistics (EU) Ltd., a wholly owned subsidiary.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We discuss legal proceedings in the “Commitments and Contingencies” note under “Item 1. Financial Statements” of this report.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 17, 2007. At the meeting, the following matters were voted on by the shareholders:

Election of directors.

Nominees	For	Withheld
Cassandra C. Carr	49,195,253	389,622
Howard M. Dean	48,866,564	718,311
John F. Fiedler	49,239,889	344,986
Dennis E. Foster	49,234,049	350,826
John C. McKelvey	48,862,407	722,468
Phillip J. Meek	49,227,808	357,067
William L. Trubeck	48,917,162	667,713
Carl W. Vogt	48,277,592	1,307,283
William D. Zollars	46,176,725	3,408,150

Approval of the Annual Incentive Bonus Program for senior executive officers.

For	Against	Abstain	Broker Non-Votes
39,536,481	1,966,366	228,081	7 853,947

Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2007.

For	Against	Abstain
49,309,050	209,738	66,087

Item 6.	Exhibits

10.1	Omnibus Amendment No. 2 [Amendment No. 2 to Amended and Restated Receivables Sale Agreement and Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement], as of May 18, 2007, among Yellow Transportation, Inc., Roadway Express, Inc., USF Reddaway Inc. and USF Holland Inc., as Originators; Yellow Roadway Receivables Funding Corporation, as Seller; JPMorgan Chase Bank, N.A., SunTrust Bank, Wachovia Bank, National Association and ABN AMRO Bank, N.V., as Committed Purchasers; Falcon Asset Securitization Company LLC (f/k/a Falcon Asset Securitization Corporation), Three Pillars Funding LLC, and Variable Funding Capital Company LLC (as assignee of Blue Ridge Asset Funding Corporation) and Amsterdam Funding Corporation, as Conduits; YRC Assurance Co. Ltd., as Co-Agent; Wachovia Bank, National Association, as LC Issuer; Sun Trust Capital Markets, Inc., Wachovia Bank, National Association, ABN AMRO Bank, N.A., and JPMorgan Chase Bank, N.A., as Co-Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 23, 2007).

10.2	Annual Incentive Compensation Program (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 23, 2007)

31.1	Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Donald G. Barger, Jr. pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William D. Zollars pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Donald G. Barger, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC Worldwide Inc.
Registrant

Date: August 7, 2007	/s/ William D. Zollars
William D. Zollars
Chairman of the Board of Directors, President & Chief Executive Officer

Date: August 7, 2007	/s/ Donald G. Barger, Jr.
Donald G. Barger, Jr.
Executive Vice President & Chief Financial Officer