Form 10-Q
period 2007-09-30
YRC WORLDWIDE INC
filed 2007-11-06
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, $1 Par Value Per Share	56,632,463 shares

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(Amounts in thousands except per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$205,197	$76,391
Accounts receivable, net	1,252,759	1,190,818
Prepaid expenses and other	286,708	323,882

Total current assets	1,744,664	1,591,091

Property and Equipment:
Cost	4,040,984	3,841,657
Less – accumulated depreciation	1,654,927	1,571,811

Net property and equipment	2,386,057	2,269,846

Goodwill	1,321,775	1,326,583
Intangibles, net	681,134	691,417
Other assets	70,784	73,300

Total assets	$6,204,414	$5,952,237

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$392,037	$397,586
Wages, vacations and employees’ benefits	435,741	413,759
Other current and accrued liabilities	384,423	324,124
Asset-backed securitization borrowings	310,000	225,000
Current maturities of long-term debt	150,000	—

Total current liabilities	1,672,201	1,360,469

Noncurrent Liabilities:
Long-term debt, less current portion	1,052,275	1,058,496
Deferred income taxes, net	612,968	609,193
Pension and postretirement	243,577	349,723
Claims and other liabilities	330,371	381,807
Commitments and contingencies

Shareholders’ Equity:
Common stock, $1 par value per share	61,416	60,876
Preferred stock, $1 par value per share	—	—
Capital surplus	1,205,378	1,180,578
Retained earnings	1,206,890	1,115,246
Accumulated other comprehensive loss	(36,048)	(54,534)
Treasury stock, at cost (4,802 and 3,679 shares)	(144,614)	(109,617)

Total shareholders’ equity	2,293,022	2,192,549

Total liabilities and shareholders’ equity	$6,204,414	$5,952,237

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the Three and Nine Months Ended September 30

(Amounts in thousands except per share data)

(Unaudited)

	Three Months		Nine Months
	2007	2006	2007	2006
Operating Revenue	$2,457,731	$2,571,087	$7,272,578	$7,511,027

Operating Expenses:
Salaries, wages and employees’ benefits	1,447,409	1,478,622	4,333,774	4,340,435
Operating expenses and supplies	463,623	459,738	1,375,195	1,378,087
Purchased transportation	286,460	277,848	811,412	811,752
Depreciation and amortization	62,232	64,118	181,568	212,280
Other operating expenses	109,153	105,288	338,941	317,754
Losses on property disposals, net	1,400	2,427	1,561	83
Reorganization and settlements	(197)	5,455	13,654	12,936

Total operating expenses	2,370,080	2,393,496	7,056,105	7,073,327

Operating Income	87,651	177,591	216,473	437,700

Nonoperating (Income) Expenses:
Interest expense	22,715	23,025	64,519	66,684
Other, net	979	(677)	1,257	(2,036)

Nonoperating expenses, net	23,694	22,348	65,776	64,648

Income Before Income Taxes	63,957	155,243	150,697	373,052
Income tax provision	23,213	59,458	53,307	142,879

Net Income	$40,744	$95,785	$97,390	$230,173

Average Common Shares Outstanding – Basic	57,116	57,464	57,322	57,434
Average Common Shares Outstanding – Diluted	57,981	58,396	58,186	58,718

Basic Earnings Per Share	$0.71	$1.67	$1.70	$4.01

Diluted Earnings Per Share	$0.70	$1.64	$1.68	$3.92

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the Nine Months Ended September 30

(Amounts in thousands)

(Unaudited)

	2007	2006
Operating Activities:
Net income	$97,390	$230,173
Noncash items included in net income:
Depreciation and amortization	181,568	212,280
Losses on property disposals, net	1,561	83
Loss on sale of Meridian IQ China	—	2,843
Deferred income tax benefit	(1,634)	(367)
Other noncash items	6,526	3,832
Changes in assets and liabilities, net:
Accounts receivable	(70,957)	(162,940)
Accounts payable	(6,543)	(25,873)
Other operating assets	25,094	45,286
Other operating liabilities	(27,069)	(6,266)

Net cash provided by operating activities	205,936	299,051

Investing Activities:
Acquisition of property and equipment	(313,474)	(319,743)
Proceeds from disposal of property and equipment	31,534	35,070
Acquisition of companies, net of cash acquired	—	(14,842)
Other	(1,419)	(2,548)

Net cash used in investing activities	(283,359)	(302,063)

Financing Activities:
Asset-backed securitization borrowings, net	85,000	50,030
Issuance (repayment) of long-term debt, net	150,971	(43,712)
Debt issuance costs	(1,275)	—
Proceeds from exercise of stock options	6,530	4,294
Treasury stock repurchase	(34,997)	(19,997)

Net cash provided by (used in) financing activities	206,229	(9,385)

Net Increase (Decrease) In Cash and Cash Equivalents	128,806	(12,397)

Cash and Cash Equivalents, Beginning of Period	76,391	82,361

Cash and Cash Equivalents, End of Period	$205,197	$69,964

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

YRC Worldwide Inc. and Subsidiaries

For the Nine Months Ended September 30

(Amounts in thousands except per share data)

(Unaudited)

2007
Common Stock
Beginning balance	$60,876
Exercise of stock options	221
Employer contribution to 401(k) plan	203
Issuance of equity awards, net	116

Ending balance	$61,416

Capital Surplus
Beginning balance	$1,180,578
Exercise of stock options, including tax benefits	6,309
Employer contribution to 401(k) plan	7,388
Share-based compensation	10,054
Other, net	1,049

Ending balance	$1,205,378

Retained Earnings
Beginning balance	$1,115,246
Cumulative effect – adoption of FIN 48, “Accounting for Uncertainty in Income Taxes”	(5,746)
Net income	97,390

Ending balance	$1,206,890

Accumulated Other Comprehensive Loss
Beginning balance	$(54,534)
Amortization of pension costs	4,065
Foreign currency translation adjustment	14,421

Ending balance	$(36,048)

Treasury Stock, At Cost
Beginning balance	$(109,617)
Treasury stock repurchase	(34,997)

Ending balance	$(144,614)

Total Shareholders’ Equity	$2,293,022

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

•

YRC Regional Transportation (“Regional Transportation”) is a holding company for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of New Penn Motor Express, USF Holland and USF Reddaway. These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the United States; Quebec, Canada; Mexico; and Puerto Rico. USF Glen Moore, a provider of truckload services throughout the United States, is also a subsidiary of Regional Transportation. Approximately 90% of Regional Transportation less-than-truckload (“LTL”) shipments are completed in two days or less. In 2006, Regional Transportation also included USF Bestway. In February 2007, the majority of USF Bestway’s operations were consolidated into USF Reddaway.

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

At September 30, 2007, approximately 72% of our labor force is subject to various collective bargaining agreements, which predominantly expire in 2008.

2.	Principles of Consolidation and Accounting Policies

The accompanying consolidated financial statements include the accounts of YRC Worldwide and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in non-majority owned affiliates where the entity is either not a variable interest entity or YRC Worldwide is not the primary beneficiary are accounted for on the equity method. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates. We have prepared the consolidated financial statements, without audit by an independent public accounting firm, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, all normal recurring adjustments except as otherwise noted, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included in these financial statements herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Property and Equipment

Property and equipment are recorded at cost. In the third quarter of 2006, the Company revised the estimated useful lives and salvage values of certain classes of property and equipment to more appropriately reflect how the Company expects to use the assets over time. Effective July 1, 2006, the Company increased revenue equipment lives to ten to twenty years from three to fourteen years and modified certain salvage values. If the Company had not changed the estimated useful lives and salvage values of this property and equipment, additional depreciation expense of approximately $27.1 million would have been recorded during the nine months ended September 30, 2007. Accordingly, the changes in estimates resulted in an increase in income from continuing operations of approximately $27.1 million (a $17.5 million increase in net income) for the nine months ended September 30, 2007. The change in estimate also increased diluted earnings per share by $0.30 for the nine months ended September 30, 2007.

3.	Restructuring and Reorganization

In June 2007, Logistics announced the closure of its Montgomery, Alabama flow-through and warehousing facility. Related to this action, we incurred certain restructuring charges.

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

We reassess the reserve requirements under the above restructuring efforts at the end of each reporting period. A rollforward of the restructuring accrual is set forth below:

(in millions)	Employee Separation	Contract Termination and Other Costs	Total
Balance at December 31, 2006	$1.0	$6.5	$7.5
Restructuring charges	8.6	2.3	10.9
Adjustments (a)	(0.7)	(2.9)	(3.6)
Payments	(4.8)	(2.7)	(7.5)

Balance at September 30, 2007	$4.1	$3.2	$7.3

(a)	Included in adjustments are amounts credited to goodwill in accordance with purchase accounting requirements and reduction to severance accruals.

In addition to the above restructuring charges of $10.9 million, we incurred reorganization and other closure related charges of $0.1 million and $7.9 million during the three and nine months ended September 30, 2007, respectively. These charges are included in the ‘Reorganization and settlements’ caption in the consolidated statements of operations and consist primarily of the following through September 30, 2007:

(in millions)	Three Months	Nine Months
Acceleration of stock-based compensation related to certain terminated executives	$—	$2.3
Write off of signage and other assets resulting from the YRC Logistics name change	—	1.4
Other USF Bestway closure related charges	0.1	4.2

Total	$0.1	$7.9

4.	Debt and Financing

Total debt consisted of the following:

(in millions)	September 30, 2007	December 31, 2006
ABS borrowings, secured by accounts receivable	$310.0	$225.0
Floating rate notes	150.0	150.0
USF senior notes	261.1	264.7
Roadway senior notes	230.7	234.3
Contingent convertible senior notes	400.0	400.0
Term loan	150.0	—
Other	10.5	9.5

Total debt	$1,512.3	$1,283.5
ABS borrowings	(310.0)	(225.0)
Current maturities	(150.0)	—

Long-term debt	$1,052.3	$1,058.5

Credit Agreement

On August 17, 2007, we entered into a Credit Agreement with certain banks, expiring August 17, 2012, that provides us with a $1.1 billion senior unsecured revolving credit facility, including sublimits available for borrowings under certain foreign currencies and a $150 million senior unsecured term loan. This agreement replaces our existing Amended and Restated Credit Agreement, dated as of May 19, 2005, that provided us with, among other things, a $850 million senior unsecured revolving credit facility. The new agreement also provides for letters of credit to be issued that would, in turn, reduce the borrowing capacity under the revolving credit facility. As of September 30, 2007, $1.0 million was drawn under the revolving credit facility and the term loan of $150 million was also outstanding. At September 30, 2007, the proceeds from the term loan remain in an interest bearing account and are immediately available for corporate purposes.

Interest related to the Credit Agreement is based on our credit rating and is subject to change. Currently, amounts borrowed under the revolving credit facility and term loan bear interest at LIBOR plus 0.50% and LIBOR plus 0.625%, respectively. Additionally, we are currently obligated to pay a facility fee equal to 0.125% of the total revolving credit facility commitment. In accordance with the terms of the Credit Agreement, we must comply with certain performance covenants. As of September 30, 2007, we were in compliance with all terms of the Credit Agreement.

Asset-Backed Securitization Facility

On August 17, 2007, we amended our asset-backed securitization (“ABS”) facility to increase the financing limit to $700 million, up from the previous limit of $650 million. The ABS facility continues to provide a letter of credit sublimit of $325 million. The interest rate continues to be a variable rate based on the A1/P1 commercial paper rate, plus a fixed increment for utilization. No other material changes were made to the ABS facility. The expiration date of the 364-day ABS facility remains May 16, 2008.

Future maturities of total debt for the years ending December 31 are as follows:

(in millions)
2007	$—
2008	687.5
2009	101.0
2010	406.0
2011	—
Thereafter	301.0

Total	$1,495.5

The above reflects contractual maturities for all debt other than our contingent convertible senior notes. These notes are instead presented based on the earliest possible redemption date defined as the first date on which the note holders have the option to require us to purchase their notes (the “put date”). For the $250 million notes the stated maturity is August 2023 with an initial put date of August 2010 and for the $150 million notes the stated maturity is November 2023 with an initial put date of November 2012.

5.	Employee Benefits

Components of Net Periodic Pension and Other Postretirement Cost

The following table sets forth the components of our pension costs for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2007	2006	2007	2006
Service cost	$9.8	$11.1	$29.4	$33.7
Interest cost	16.4	15.9	49.1	47.5
Expected return on plan assets	(17.4)	(14.8)	(52.3)	(44.4)
Amortization of prior service cost	0.3	0.4	0.9	1.2
Amortization of net loss	2.0	3.0	6.0	8.5

Net periodic pension cost	11.1	15.6	33.1	46.5
Settlement cost	—	—	1.4	—
Special termination benefit cost	—	—	1.5	—

Total periodic pension cost	$11.1	$15.6	$36.0	$46.5

The settlement and special termination benefit costs of $2.9 million presented above are included in “Reorganization and settlements” in our consolidated statement of operations for the nine months ended September 30, 2007.

The following table sets forth the components of our other postretirement costs for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2007	2006	2007	2006
Service cost	$0.1	$0.1	$0.3	$0.4
Interest cost	0.5	0.5	1.5	1.4
Amortization of prior service cost	0.1	0.1	0.3	0.2
Amortization of net (gain)	(0.1)	(0.1)	(0.3)	(0.2)

Other postretirement cost	$0.6	$0.6	$1.8	$1.8

6.	Income Taxes

Uncertain Tax Positions

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $7.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction of $5.7 million to the January 1, 2007 balance of retained earnings and an increase of $1.4 million to goodwill resulting from prior acquisitions. Additionally, we reclassified a $53 million credit from “Prepaid Expenses and Other” to “Other Current and Accrued Liabilities” effective January 1, 2007. We have elected to treat interest and penalties on uncertain tax positions as interest expense and other operating expenses, respectively, rather than continue the treatment as components of the income tax provision as we had prior to the adoption of FIN 48.

The total amounts of unrecognized tax benefits and accrued interest as of the date of adoption were $78.3 million and $2.1 million, respectively. Both are classified on our consolidated balance sheet within “Other Current and Accrued Liabilities”. The balance of unrecognized tax benefits as of the date of adoption has been adjusted by $3.6 million during the nine months ended September 30, 2007, to reflect the reclass of deferred tax assets associated with certain indirect federal benefits. In connection with the finalization of our 2006 federal income tax return, we have determined the application of certain tax attributes has reduced the amount of unrecognized tax benefits measured under FIN 48. As a result of this determination, the amount of unrecognized tax benefits has been reduced by $4.7 million during the three months ended September 30, 2007, with a resulting reduction to goodwill by the same amount.

We accrued $1.4 million and $3.0 million of interest on uncertain tax positions during the three and nine months ended September 30, 2007, respectively. We have accrued no penalties relative to uncertain tax positions.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of the date of adoption was $5 million.

Tax years that remain subject to examination for our major tax jurisdictions as of the date of adoption and at September 30, 2007:

Pre-acquisition tax years
	YRC Worldwide	USF Corporation (a)	Roadway (b)
Statute remains open	2003-2006	2000-2005	2001-2003
Tax years currently under examination/exam completed	2003-2005	2000-2005	2001-2003
Tax years not examined	2006	None	None

(a)	Years ending on or before May 24, 2005.
(b)	Years ending on or before December 11, 2003.

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

The IRS has audited certain pre-acquisition tax returns for a consolidated group acquired in 2005 and disallowed a 2002 loss related to the disposition of the stock of a member of that group. The Company believes the loss is fully deductible and has protested the IRS adjustment. The additional tax that could result should the loss ultimately be totally denied is approximately $37 million. Any tax liability resulting from the audit would affect only goodwill recognized in the allocation of the purchase price of the acquired subsidiary.

Effective Tax Rate

The Company’s accounting policy is to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the effects of significant discrete events are not considered in the estimated annual effective tax rate. The tax effects of these events are recognized in the interim period in which the events occur.

For the three months ended September 30, 2007, the Company recorded income tax expense of $23.2 million, resulting in an effective rate of 36.3% compared to 38.3% for the three months ended September 30, 2006.

For the nine months ended September 30, 2007, the Company recorded income tax expense of $53.3 million resulting in an effective rate of 35.4% compared to 38.3% for the nine months ended September 30, 2006. The 2007 rate was favorably impacted by a $1.9 million propane fuel tax credit related to 2006, which was fully recognized in the second quarter. The 2007 effective tax rate is favorably impacted by a projected $7.4 million benefit related to the same credit.

7.	Earnings Per Share

Dilutive securities, consisting of options to purchase our common stock or rights to receive common stock in the future, included in the calculation of diluted weighted average common shares were 689,000 and 688,000 for the three and nine months ended September 30, 2007, respectively, and 755,000 and 684,000 for the three and nine months ended September 30, 2006, respectively. In addition, dilutive securities related to our net share settle contingent convertible notes were 177,000 for the three and nine months ended September 30, 2007 and 177,000 and 600,000 for the three and nine months ended September 30, 2006, respectively.

The impact of certain other options were excluded from the calculation of diluted earnings per share because average exercise prices were greater than the average market price of common shares. In addition, the computation of the assumed conversion of the convertible senior notes includes inputs of the year-to-date average stock price relative to the stated conversion price. If this relationship is such that the year-to-date average stock price is less then the stated conversion price, the computed shares would be antidilutive under the treasury stock method. Data regarding antidilutive securities for the three and nine months ended September 30 is summarized below:

	Three Months		Nine Months
(in thousands except per share data)	2007	2006	2007	2006
Weighted average exercise price per share	$43.46	$43.46	$43.46	$43.46
Antidilutive weighted average option shares outstanding	23	23	23	23

Antidilutive convertible senior note conversion shares	849	565	2,800	295

8.	Business Segments

We report financial and descriptive information about our reportable operating segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We evaluate performance primarily on operating income and return on capital.

We have three reportable segments, which are strategic business units that offer complementary transportation services to their customers. National Transportation includes carriers that provide comprehensive regional, national and international transportation services. Regional Transportation is comprised of carriers that focus primarily on business opportunities in the regional and next-day delivery markets. Logistics, previously referred to as our Meridian IQ segment, provides domestic and international freight forwarding, warehousing, and cross-dock services, multi-modal brokerage services, and transportation management services.

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

The following table summarizes our operations by business segment:

(in millions)	National Transportation	Regional Transportation	Logistics	Corporate/ Eliminations	Consolidated
As of September 30, 2007
Identifiable assets	$3,393.3	$2,220.1	$451.7	$139.3	$6,204.4

As of December 31, 2006
Identifiable assets	3,269.1	2,179.2	413.5	90.4	5,952.2

Three months ended September 30, 2007

External revenue	1,708.4	600.4	148.9	—	2,457.7
Intersegment revenue	0.6	—	4.0	(4.6)	—
Operating income (loss)	90.4	(1.2)	4.2	(5.7)	87.7

Three months ended September 30, 2006
External revenue	1,794.7	624.7	151.7	—	2,571.1
Intersegment revenue	1.3	—	2.0	(3.3)	—
Operating income	128.2	48.1	0.8	0.5	177.6

Nine months ended September 30, 2007
External revenue	5,018.3	1,804.9	449.4	—	7,272.6
Intersegment revenue	2.6	—	11.5	(14.1)	—
Operating income	216.3	8.5	4.7	(13.0)	216.5

Nine months ended September 30, 2006

External revenue	5,196.5	1,870.9	443.6	—	7,511.0
Intersegment revenue	3.8	—	3.6	(7.4)	—
Operating income	321.6	123.0	6.0	(12.9)	437.7

9.	Comprehensive Income

Comprehensive income for the three and nine months ended September 30 follows:

	Three Months		Nine Months
(in millions)	2007	2006	2007	2006
Net income	$40.7	$95.8	$97.4	$230.2
Other comprehensive income (loss), net of tax:
Amortization of pension costs	1.2	—	4.1	—
Changes in foreign currency translation adjustments	5.4	(0.2)	14.4	4.3

Other comprehensive income (loss)	6.6	(0.2)	18.5	4.3

Comprehensive income	$47.3	$95.6	$115.9	$234.5

10.	Commitments and Contingencies

Multi-Employer Pension Plans

Yellow Transportation, Roadway, New Penn, USF Holland and USF Reddaway contribute to approximately 20 major multi-employer pension plans for employees that our collective bargaining agreements cover (approximately 70% of total YRC Worldwide employees). The pension plans provide defined benefits to retired participants.

We do not directly manage multi-employer plans. Trustees, half of whom the International Brotherhood of Teamsters (the “Teamsters”) appoints and half of whom various contributing employers appoint, manage the trusts covering these plans.

Our labor agreements with the Teamsters determine the amounts of our contributions to these plans. We recognize as net pension cost the contractually required contribution for the period and recognize as a liability any contributions due and unpaid.

The Pension Protection Act of 2006

In 2006, the Pension Protection Act became law and modified both the Internal Revenue Code of 1986 (as amended, the “Code”) as it applies to multi-employer pension plans and the Employment Retirement Income Security Act of 1974 (as amended,

“ERISA”). The Code and ERISA (in each case, as so modified) and related regulations establish minimum funding requirements for multi-employer pension plans. The funding status of these plans is determined by the following factors:

•	the number of participating active and retired employees

•	the number of contributing employers

•	the amount of each employer’s contractual contribution requirements

•	the investment returns of the plans

•	plan administrative costs

•	the discount rate used to determine the funding status

•	the actuarial attributes of plan participants (such as age, estimated life and number of years until retirement)

•	If any of the multi-employer pension plans to which we contribute fails to:

•	meet minimum funding requirements

•	meet a funding improvement or rehabilitation plan that the Pension Protection Act may require for certain of our underfunded plans

•	obtain from the IRS certain changes to or a waiver of the requirements in how the applicable plan calculates its funding levels or

•	reduce pension benefits to a level where the requirements are met the Pension Protection Act could require us to make additional contributions to any multi-employer pension plan that is in “critical status” from five to ten percent of the contributions that our collective bargaining agreement requires until the collective bargaining agreement expires. If we fail to make our required contributions to a multi-employer plan under a funding improvement or rehabilitation plan or if a plan fails to meet the benchmarks that an applicable funding improvement or rehabilitation plan provides by the end of a prescribed period, the IRS could impose an excise tax on us. The excise tax would not be credited toward our contributions or the funding status of the plan, as the amounts are deposited directly in the United States general treasury funds.

Depending on the amount involved, a requirement to increase contributions beyond our contractually agreed rate or the imposition of an excise tax on us could have a material adverse impact on the financial results of YRC Worldwide.

Funded status of the Central States Plan

The plan administrators and trustees of multi-employer plans do not routinely provide us with current information regarding the status of each multi-employer pension plan’s funding. This will change in the near future because the Pension Protection Act requires multi-employer pension plans to file more current and expanded, routine reports with the IRS, the Department of Labor and other interested parties for plan years beginning after January 1, 2008. At this time, the information that we are providing in this Form 10-Q regarding the funding status, funded percentage or our portion of multi-employer plan theoretical withdrawal liabilities is based on publicly available information, which is often dated, and on the limited information available from plan administrators or plan trustees, which may not be independently validated.

The Pension Protection Act provides that certain plans with a funded percentage of less than 65% will be deemed to be in critical status. Plans in critical status must create a rehabilitation plan to exit critical status within periods that the Pension Protection Act prescribes. The Central States Southeast and Southwest Areas Pension Plan (the “Central States Plan”) provides retirement benefits to approximately 41% of our total employees. We believe that the funded percentage of the Central States Plan is approximately 50%.

United Parcel Service, Inc. (“UPS”) has historically been a major participant in the Central States Plan. UPS issued a press release on October 1, 2007 stating that UPS has reached a new tentative labor agreement for unionized employees engaged in UPS’ package business. The press release indicates that UPS has agreed to withdraw from the Central States Plan and make a multi-billion dollar cash payment to the plan in its new labor agreement with the Teamsters. This new labor agreement would be effective upon the affected UPS Teamster employees ratifying the agreement.

If the new UPS labor agreement is ratified and UPS makes its contractually agreed withdrawal payment to the Central States Plan, we believe the funded percentage of the Central States Plan would increase to approximately 70%. Under the Pension Protection Act, even if the funded percentage exceeds 65%, a plan may be in critical status if it has an accumulated funding deficiency for the current year or certain following years (in each case, excluding the impact of certain IRS permitted extensions of a plan’s amortization of unfunded liabilities).

The IRS has granted the Central States Plan an extension on the amortization of its unfunded liabilities through 2014, subject to Central States Plan improving its funding levels during that period and certain other conditions. Assuming that the Central States Plan meets these conditions, it is expected to meet the minimum funding requirements, as the IRS has modified them, through at least 2014. Even so, and even after a UPS withdrawal payment to the Central States Plan, we understand that the Central States Plan believes it will be in critical status under the accumulated funding deficiency test. As a result, we understand that the Central States Plan believes that it will adopt a rehabilitation plan within the time periods that the Pension Protection Act requires, which could be prior to the effective date of our new labor agreement with the Teamsters. Our current labor agreement expires on March 31, 2008. We understand that the Central States Plan believes that the funding levels that the IRS set forth in its amortization extension could form the basis of the rehabilitation plan.

Contingent Withdrawal Liabilities

We understand the Central States Plan revised its actuarial assumptions when calculating the proposed withdrawal liability for UPS and that these changes will apply to future calculations of withdrawal liability for any participating employer irrespective of whether UPS actually withdraws. As a result of these changes, we now believe that our portion of the contingent liability in the case of a full withdrawal or termination from all of the multi-employer pension plans to which we contribute would be in a range from $3.5 billion to $4.5 billion on a pre-tax basis. This estimated range reflects an increase from the amount disclosed in our Annual Report on Form 10-K filed on March 1, 2007. If the Company were subject to withdrawal liability with respect to a plan, ERISA provides that a withdrawing employer can pay the obligation over time determined by the employer’s contribution rate prior to withdrawal, which, in some cases, could be up to 20 years. Even so, our applicable subsidiaries have no current intention of taking any action that would subject us to withdrawal obligations.

Class Action Lawsuit

On July 30, 2007, Farm Water Technological Services, Inc. d/b/a Water Tech, and C.B.J.T. d/b/a Agricultural Supply, on behalf of themselves and other plaintiffs, filed a putative class action lawsuit against the Company and 10 other companies engaged in the LTL trucking business in the United States District Court for the Southern District of California. Since that time, other plaintiffs have filed similar cases in various courts across the nation. Under federal court rules, the courts will likely consolidate these cases into a single proceeding. The plaintiffs allege that the defendants, including the Company, conspired to fix fuel surcharges in violation of federal antitrust law and seek unspecified treble damages, injunctive relief, attorneys’ fees and costs of litigation. The Company believes that its fuel surcharge practices are lawful and these suits are without factual basis or legal merit. An appropriate defense has begun, and the Company intends to defend these allegations vigorously. Given that the actions are at a very preliminary stage, the Company is not able to determine that any potential liability that might result is probable or estimatable and, therefore, the Company has not recorded a liability related to the actions. If an adverse outcome were to occur, it could have a material adverse effect on the Company’s consolidated financial condition, cash flows and results of operations.

Grupo Almex

On May 18, 2007, the Company settled the arbitration proceedings initiated against the Company by Gustavo Gonzalez Garcia and various members of his family (the “Gonzalez Family”) and Autolineas Mexicanas, S.A. de C.V., Servicios Gerenciales del Norte, S.A. de C.V. and Logistica ALM, S.A. de C.V. (collectively, “Grupo Almex”). Pursuant to the settlement, the Company paid the Gonzalez Family and Grupo Almex $2.0 million and forgave approximately $9.3 million of debt that Soflex, S. de R.L. de C.V. (“Soflex”) owed to the Company pursuant to a series of notes. The Gonzalez Family wholly owns Soflex. The notes from Soflex were written off as uncollectible debt in 2005 as part of the Company’s acquisition consideration for USF Corporation. The Company accrued $0.6 million in 2006 of the $2.0 million settlement. The remaining $1.4 million was expensed in the second quarter of 2007 and is included in “Reorganization and settlements” in the accompanying consolidated statement of operations.

USF Red Star

In the third quarter of 2007, we reached a settlement agreement with two of the multi-employer pension plans that claimed a withdrawal liability from USF Red Star, a discontinued operation we assumed responsibility for as part of the acquisition of USF Corporation. As a part of the settlements, we agreed to pay $9.4 million to be released from the obligations. As we previously accrued $10.9 million for these obligations, resulting gains on settlement of $1.5 million were recorded during the third quarter of 2007 and are included in “Reorganization and settlements” in the accompanying consolidated statement of operations.

In June 2007, we reached a settlement agreement with a certain multi-employer pension plan that claimed a withdrawal liability from USF Red Star. As a part of the settlement, we agreed to pay $26.4 million to be released from the obligation. As we had previously accrued $31.3 million for this obligation, a resulting gain on settlement of $4.9 million was recorded during the second quarter of 2007 and is included in “Reorganization and settlements” in the accompanying consolidated statement of operations.

11.	Stock Repurchase Program

In April 2006, our Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $100 million of its common stock. During the three months ended September 30, 2007, the Company purchased 1.1 million shares under this program at a weighted-average cost of $31.13 per share for a total cost of $35.0 million. In 2006, the Company purchased 521,100 shares under this program at a weighted-average cost of $38.34 per share for a total cost of $20.0 million. At September 30, 2007, $45 million remains available under the authorized program.

12.	Guarantees of the Contingent Convertible Senior Notes and Senior Floating Rate Notes

In August 2003, YRC Worldwide issued 5.0% contingent convertible senior notes due 2023. In November 2003, we issued 3.375% contingent convertible senior notes (the August and November issuances, collectively, may also be known as the “contingent convertible senior notes”) due 2023. In December 2004, we completed exchange offers pursuant to which holders of the contingent convertible senior notes could exchange their notes for an equal amount of new net share settled contingent convertible senior notes. Substantially all notes were exchanged as part of the exchange offers. In May 2005, we completed the private placement of $150 million in aggregate principal amount of senior floating rate notes due 2008. In connection with the net share settled contingent convertible senior notes and the floating rate notes, the following 100% owned subsidiaries of YRC Worldwide have issued guarantees in favor of the holders of the net share settled contingent convertible senior notes and floating rate notes: Yellow Transportation, Inc. Mission Supply Company, Yellow Relocation Services, Inc., YRC Worldwide Technologies, Inc., YRC Logistics, Inc. (formerly Meridian IQ Inc.), YRC Logistics Global, LLC (formerly MIQ LLC), Globe.com Lines, Inc., Roadway LLC, Roadway Next Day Corporation, Roadway Express, Inc., USF Holland and Regional Transportation (formerly known as USF Corporation). Each of the guarantees is full and unconditional and joint and several.

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

The following represents condensed consolidating financial information as of September 30, 2007 and December 31, 2006 with respect to the financial position, for the three and nine months ended September 30, 2007 and 2006 for results of operations and for the nine months ended September 30, 2007 and 2006 for the statement of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the contingent convertible senior notes and the floating rate notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes and the floating rate notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

September 30, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$168	$22	$15	$—	$205
Intercompany advances receivable	—	(78)	78	—	—
Accounts receivable, net	3	(16)	1,278	(12)	1,253
Prepaid expenses and other	3	124	160	—	287

Total current assets	174	52	1,531	(12)	1,745
Property and equipment	—	3,435	606	—	4,041
Less – accumulated depreciation	—	(1,524)	(131)	—	(1,655)

Net property and equipment	—	1,911	475	—	2,386
Investment in subsidiaries	3,885	466	(36)	(4,315)	—
Receivable from affiliate	(732)	714	18	—	—
Goodwill, intangibles and other assets	258	1,852	313	(350)	2,073

Total assets	$3,585	$4,995	$2,301	$(4,677)	$6,204

Intercompany advances payable	$497	$(534)	$242	$(205)	$—
Accounts payable	25	295	79	(7)	392
Wages, vacations and employees’ benefits	26	363	47	—	436
Other current and accrued liabilities	(15)	220	183	(4)	384
Asset-backed securitization borrowings	—	—	310	—	310
Current maturities of long-term debt	150	—	—	—	150

Total current liabilities	683	344	861	(216)	1,672
Payable to affiliate	(133)	60	223	(150)	—
Long-term debt, less current portion	550	501	1	—	1,052
Deferred income taxes, net	20	431	162	—	613
Pension and postretirement	244	—	—	—	244
Claims and other liabilities	93	3	234	—	330
Commitments and contingencies
Shareholders’ equity	2,128	3,656	820	(4,311)	2,293

Total liabilities and shareholders’ equity	$3,585	$4,995	$2,301	$(4,677)	$6,204

December 31, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$20	$21	$35	$—	$76
Intercompany advances receivable	—	(68)	68	—	—
Accounts receivable, net	5	11	1,193	(18)	1,191
Prepaid expenses and other	22	193	109	—	324

Total current assets	47	157	1,405	(18)	1,591
Property and equipment	1	3,258	583	—	3,842
Less – accumulated depreciation	(1)	(1,461)	(110)	—	(1,572)

Net property and equipment	—	1,797	473	—	2,270
Investment in subsidiaries	3,372	254	5	(3,631)	—
Receivable from affiliate	(563)	426	137	—	—
Goodwill, intangibles and other assets	262	1,869	310	(350)	2,091

Total assets	$3,118	$4,503	$2,330	$(3,999)	$5,952

Intercompany advances payable	$402	$(548)	$355	$(209)	$—
Accounts payable	15	321	71	(9)	398
Wages, vacations and employees’ benefits	15	338	61	—	414
Other current and accrued liabilities	18	135	171	—	324
Asset-backed securitization borrowings	—	—	225	—	225

Total current liabilities	450	246	883	(218)	1,361
Payable to affiliate	(101)	28	223	(150)	—
Long-term debt, less current portion	550	508	—	—	1,058
Deferred income taxes, net	18	430	161	—	609
Pension and postretirement	350	—	—	—	350
Claims and other liabilities	12	38	332	—	382
Commitments and contingencies
Shareholders’ equity	1,839	3,253	731	(3,631)	2,192

Total liabilities and shareholders’ equity	$3,118	$4,503	$2,330	$(3,999)	$5,952

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$10	$2,076	$460	$(88)	$2,458

Operating expenses:
Salaries, wages and employees’ benefits	8	1,193	246	—	1,447
Operating expenses and supplies	6	413	121	(76)	464
Purchased transportation	—	218	87	(18)	287
Depreciation and amortization	—	48	14	—	62
Other operating expenses	—	93	16	—	109
Losses on property disposals, net	—	1	—	—	1
Reorganization and settlements	—	—	—	—	—

Total operating expenses	14	1,966	484	(94)	2,370

Operating income (loss)	(4)	110	(24)	6	88

Nonoperating (income) expenses:
Interest expense	9	9	5	—	23
Other, net	6	53	(59)	1	1

Nonoperating (income) expenses, net	15	62	(54)	1	24

Income (loss) before income taxes	(19)	48	30	5	64
Income tax provision (benefit)	(5)	17	12	(1)	23

Net income (loss)	$(14)	$31	$18	$6	$41

For the three months ended September 30, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$14	$2,184	$469	$(96)	$2,571

Operating expenses:
Salaries, wages and employees’ benefits	7	1,248	231	(8)	1,478
Operating expenses and supplies	7	407	125	(79)	460
Purchased transportation	—	215	70	(7)	278
Depreciation and amortization	—	49	15	—	64
Other operating expenses	—	90	16	—	106
Losses on property disposals, net	—	2	—	—	2
Reorganization and settlements	—	2	3	—	5

Total operating expenses	14	2,013	460	(94)	2,393

Operating income (loss)	—	171	9	(2)	178

Nonoperating (income) expenses:
Interest expense	9	7	7	—	23
Other, net	6	30	(35)	(1)	—

Nonoperating (income) expenses, net	15	37	(28)	(1)	23

Income (loss) before income taxes	(15)	134	37	(1)	155
Income tax provision (benefit)	(4)	50	15	(2)	59

Net income (loss)	$(11)	$84	$22	$1	$96

For the nine months ended September 30, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$34	$6,165	$1,345	$(272)	$7,272

Operating expenses:
Salaries, wages and employees’ benefits	28	3,565	741	—	4,334
Operating expenses and supplies	21	1,228	372	(246)	1,375
Purchased transportation	—	624	215	(28)	811
Depreciation and amortization	—	140	42	—	182
Other operating expenses	—	286	53	—	339
(Gains) losses on property disposals, net	—	(3)	4	—	1
Reorganization and settlements	4	7	3	—	14

Total operating expenses	53	5,847	1,430	(274)	7,056

Operating income (loss)	(19)	318	(85)	2	216

Nonoperating (income) expenses:
Interest expense	25	25	15	—	65
Other, net	20	160	(181)	2	1

Nonoperating (income) expenses, net	45	185	(166)	2	66

Income (loss) before income taxes	(64)	133	81	—	150
Income tax provision (benefit)	(18)	45	30	(4)	53

Net income (loss)	$(46)	$88	$51	$4	$97

For the nine months ended September 30, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$44	$6,390	$1,375	$(298)	$7,511

Operating expenses:
Salaries, wages and employees’ benefits	30	3,675	664	(29)	4,340
Operating expenses and supplies	26	1,236	365	(249)	1,378
Purchased transportation	—	621	206	(15)	812
Depreciation and amortization	—	167	45	—	212
Other operating expenses	—	270	48	—	318
Reorganization and settlements	1	8	4	—	13

Total operating expenses	57	5,977	1,332	(293)	7,073

Operating income (loss)	(13)	413	43	(5)	438

Nonoperating (income) expenses:
Interest expense	26	22	19	—	67
Other, net	9	99	(105)	(5)	(2)

Nonoperating (income) expenses, net	35	121	(86)	(5)	65

Income (loss) before income taxes	(48)	292	129	—	373
Income tax provision (benefit)	(12)	109	50	(4)	143

Net income (loss)	$(36)	$183	$79	$4	$230

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(199)	$442	$(37)	$—	$206

Investing activities:
Acquisition of property and equipment	—	(250)	(63)	—	(313)
Proceeds from disposal of property and equipment	—	15	16	—	31
Other	—	—	(1)	—	(1)

Net cash used in investing activities	—	(235)	(48)	—	(283)

Financing activities:
Asset-backed securitization borrowings, net	—	—	85	—	85
Issuance (repayment) of long-term debt, net	150	—	1	—	151
Debt issuance costs	(1)	—	—	—	(1)
Treasury stock repurchase	(35)	—	—	—	(35)
Proceeds from exercise of stock options	6	—	—	—	6
Intercompany advances / repayments	227	(206)	(21)	—	—

Net cash provided by (used in) financing activities	347	(206)	65	—	206

Net increase (decrease) in cash and cash equivalents	148	1	(20)	—	129
Cash and cash equivalents, beginning of period	20	21	35	—	76

Cash and cash equivalents, end of period	$168	$22	$15	$—	$205

For the nine months ended September 30, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(87)	$359	$27	$—	$299

Investing activities:
Acquisition of property and equipment	—	(271)	(48)	—	(319)
Proceeds from disposal of property and equipment	—	35	—	—	35
Acquisition of companies, net of cash acquired	(15)	—	—	—	(15)
Other	—	4	(6)		(2)

Net cash used in investing activities	(15)	(232)	(54)	—	(301)

Financing activities:
Asset-backed securitization borrowings, net	—	—	50	—	50
Issuance (repayment) of long-term debt, net	(44)	—	—	—	(44)
Proceeds from exercise of stock options	4	—	—	—	4
Treasury stock repurchase	(20)	—	—	—	(20)
Intercompany advances / repayments	165	(121)	(44)	—	—

Net cash provided by (used in) financing activities	105	(121)	6	—	(10)

Net increase (decrease) in cash and cash equivalents	3	6	(21)	—	(12)
Cash and cash equivalents, beginning of period	20	18	44	—	82

Cash and cash equivalents, end of period	$23	$24	$23	$—	$70

13.	Guarantees of the Senior Notes Due 2008

In connection with the senior notes due 2008 that the Company assumed by virtue of the Roadway merger agreement, and in addition to the primary obligor, Roadway LLC, YRC Worldwide and its following 100% owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2008: Roadway Next Day Corporation, New Penn Motor Express, Inc., Roadway Express, Inc., Roadway Reverse Logistics, Inc. and Roadway Express International, Inc. Each of the guarantees is full and unconditional and joint and several.

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

The following represents condensed consolidating financial information of YRC Worldwide and its subsidiaries as of September 30, 2007 and December 31, 2006 with respect to the financial position, for the three and nine months ended September 30, 2007 and 2006 for the results of operations and for the nine months ended September 30, 2007 and 2006 for the statement of cash flows. The primary obligor column presents the financial information of Roadway LLC. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2008 including YRC Worldwide, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

September 30, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$185	$20	$—	$205
Intercompany advances receivable	—	(16)	16	—	—
Accounts receivable, net	—	(46)	1,308	(9)	1,253
Prepaid expenses and other	—	41	246	—	287

Total current assets	—	164	1,590	(9)	1,745
Property and equipment	—	1,095	2,946	—	4,041
Less – accumulated depreciation	—	(245)	(1,410)	—	(1,655)

Net property and equipment	—	850	1,536	—	2,386
Investment in subsidiaries	97	3,914	202	(4,213)	—
Receivable from affiliate	183	(634)	451	—	—
Goodwill, intangibles and other assets	651	1,249	1,023	(850)	2,073

Total assets	$931	$5,543	$4,802	$(5,072)	$6,204

Intercompany advances payable	$—	$156	$49	$(205)	$—
Accounts payable	—	124	272	(4)	392
Wages, vacations and employees’ benefits	—	182	254	—	436
Other current and accrued liabilities	17	53	318	(4)	384
Asset-backed securitization borrowings	—	—	310	—	310
Current maturities of long-term debt	—	150	—	—	150

Total current liabilities	17	665	1,203	(213)	1,672
Payable to affiliate	—	517	133	(650)	—
Long-term debt, less current portion	231	550	271	—	1,052
Deferred income taxes, net	(5)	240	378	—	613
Pension and postretirement	—	244	—	—	244
Claims and other liabilities	—	94	236	—	330
Commitments and contingencies
Shareholders’ equity	688	3,233	2,581	(4,209)	2,293

Total liabilities and shareholders’ equity	$931	$5,543	$4,802	$(5,072)	$6,204

December 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$38	$38	$—	$76
Intercompany advances receivable	—	(14)	14	—	—
Accounts receivable, net	—	(20)	1,222	(11)	1,191
Prepaid expenses and other	(2)	83	243	—	324

Total current assets	(2)	87	1,517	(11)	1,591
Property and equipment	—	1,019	2,823	—	3,842
Less – accumulated depreciation	—	(199)	(1,373)	—	(1,572)

Net property and equipment	—	820	1,450	—	2,270
Investment in subsidiaries	—	3,377	208	(3,585)	—
Receivable from affiliate	155	(552)	397	—	—
Goodwill, intangibles and other assets	651	1,257	1,033	(850)	2,091

Total assets	$804	$4,989	$4,605	$(4,446)	$5,952

Intercompany advances payable	$—	$87	$122	$(209)	$—
Accounts payable	—	114	286	(2)	398
Wages, vacations and employees’ benefits	—	165	249	—	414
Other current and accrued liabilities	2	76	246		324
Asset-backed securitization borrowings	—	—	225	—	225

Total current liabilities	2	442	1,128	(211)	1,361
Payable to affiliate	—	549	101	(650)	—
Long-term debt, less current portion	234	550	274	—	1,058
Deferred income taxes, net	(5)	234	380	—	609
Pension and postretirement	—	350	—	—	350
Claims and other liabilities	—	26	356	—	382
Commitments and contingencies
Shareholders’ equity	573	2,838	2,366	(3,585)	2,192

Total liabilities and shareholders’ equity	$804	$4,989	$4,605	$(4,446)	$5,952

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$879	$1,680	$(101)	$2,458

Operating expenses:
Salaries, wages and employees’ benefits	—	504	943	—	1,447
Operating expenses and supplies	—	171	386	(93)	464
Purchased transportation	—	88	208	(9)	287
Depreciation and amortization	—	20	42	—	62
Other operating expenses	—	37	72	—	109
(Gains) losses on property disposals, net	—	(1)	2	—	1
Reorganization and settlements	—	—	—	—	—

Total operating expenses	—	819	1,653	(102)	2,370

Operating income (loss)	—	60	27	1	88

Nonoperating (income) expenses:
Interest expense	3	10	10	—	23
Other, net	(13)	40	(27)	1	1

Nonoperating (income) expenses, net	(10)	50	(17)	1	24

Income before income taxes	10	10	44	—	64
Income tax provision	3	6	14	—	23

Net income	$7	$4	$30	$—	$41

For the three months ended September 30, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$948	$1,715	$(92)	$2,571

Operating expenses:
Salaries, wages and employees’ benefits	—	545	941	(8)	1,478
Operating expenses and supplies	—	169	365	(74)	460
Purchased transportation	—	100	186	(8)	278
Depreciation and amortization	—	21	43	—	64
Other operating expenses	—	38	68	—	106
Losses on property disposals, net	—	1	1	—	2
Reorganization and settlements	—	—	5	—	5

Total operating expenses	—	874	1,609	(90)	2,393

Operating income	—	74	106	(2)	178

Nonoperating (income) expenses:
Interest expense	3	9	11	—	23
Other, net	(13)	30	(15)	(2)	—

Nonoperating (income) expenses, net	(10)	39	(4)	(2)	23

Income before income taxes	10	35	110	—	155
Income tax provision	3	15	43	(2)	59

Net income	$7	$20	$67	$2	$96

For the nine months ended September 30, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$2,592	$4,973	$(293)	$7,272

Operating expenses:
Salaries, wages and employees’ benefits	—	1,506	2,828	—	4,334
Operating expenses and supplies	—	504	1,141	(270)	1,375
Purchased transportation	—	260	576	(25)	811
Depreciation and amortization	—	57	125	—	182
Other operating expenses	—	114	225	—	339
(Gains) losses on property disposals, net	—	(5)	6	—	1
Reorganization and settlements	—	5	9	—	14

Total operating expenses	—	2,441	4,910	(295)	7,056

Operating income	—	151	63	2	216

Nonoperating (income) expenses:
Interest expense	10	26	29	—	65
Other, net	(39)	124	(86)	2	1

Nonoperating (income) expenses, net	(29)	150	(57)	2	66

Income before income taxes	29	1	120	—	150
Income tax provision	10	6	40	(3)	53

Net income (loss)	$19	$(5)	$80	$3	$97

For the nine months ended September 30, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$2,726	$5,070	$(285)	$7,511

Operating expenses:
Salaries, wages and employees’ benefits	—	1,585	2,784	(29)	4,340
Operating expenses and supplies	—	510	1,101	(233)	1,378
Purchased transportation	—	279	551	(18)	812
Depreciation and amortization	—	67	145	—	212
Other operating expenses	—	108	210	—	318
(Gains) losses on property disposals, net	—	(1)	1	—	—
Reorganization and settlements	—	3	10	—	13

Total operating expenses	—	2,551	4,802	(280)	7,073

Operating income (loss)	—	175	268	(5)	438

Nonoperating (income) expenses:
Interest expense	10	26	31	—	67
Other, net	(40)	83	(40)	(5)	(2)

Nonoperating (income) expenses, net	(30)	109	(9)	(5)	65

Income before income taxes	30	66	277	—	373
Income tax provision	11	31	105	(4)	143

Net income	$19	$35	$172	$4	$230

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$26	$(17)	$197	$—	$206

Investing activities:
Acquisition of property and equipment	—	(92)	(221)	—	(313)
Proceeds from disposal of property and equipment	—	19	12	—	31
Other	—	—	(1)	—	(1)

Net cash used in investing activities	—	(73)	(210)	—	(283)

Financing activities:
Asset backed securitization borrowings, net	—	—	85	—	85
Issuance (repayment) of long-term debt, net	—	150	1	—	151
Debt issuance costs	—	(1)	—	—	(1)
Treasury stock repurchase	—	(35)	—	—	(35)
Proceeds from exercise of stock options	—	6	—	—	6
Intercompany advances / repayments	(26)	117	(91)	—	—

Net cash provided by (used in) financing activities	(26)	237	(5)	—	206

Net increase (decrease) in cash and cash equivalents	—	147	(18)	—	129
Cash and cash equivalents, beginning of period	—	38	38	—	76

Cash and cash equivalents, end of period	$—	$185	$20	$—	$205

For the nine months ended September 30, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$22	$33	$243	$1	$299

Investing activities:
Acquisition of property and equipment	—	(112)	(207)	—	(319)
Proceeds from disposal of property and equipment	—	9	26	—	35
Acquisition of companies, net of cash acquired	—	(15)	—	—	(15)
Other	4	—	(6)	—	(2)

Net cash provided by (used in) investing activities	4	(118)	(187)	—	(301)

Financing activities:
Assetbacked securitization borrowings, net	—	—	50	—	50
Issuance (repayment) of long-term debt, net	—	(44)	—	—	(44)
Proceeds from exercise of stock options	—	4	—	—	4
Treasury stock repurchase	—	(20)	—	—	(20)
Intercompany advances / repayments	(26)	156	(129)	(1)	—

Net cash provided by (used in) financing activities	(26)	96	(79)	(1)	(10)

Net increase (decrease) in cash and cash equivalents	—	11	(23)	—	(12)
Cash and cash equivalents, beginning of period	—	34	48	—	82

Cash and cash equivalents, end of period	$—	$45	$25	$—	$70

14.	Guarantees of the Senior Notes Due 2009 and 2010

In connection with the senior notes due 2009 and 2010 that YRC Worldwide assumed by virtue of its merger with USF, and in addition to the primary obligor, Regional Transportation (formerly USF Corporation), YRC Worldwide and its following 100% owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2009 and 2010: USF Sales Corporation, USF Holland Inc., USF Reddaway Inc., USF Glen Moore Inc., YRC Logistics Services, Inc. (formerly Meridian IQ Services Inc.), and IMUA Handling Corporation. Each of the guarantees is full and unconditional and joint and several.

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

The following represents condensed consolidating financial information of YRC Worldwide and its subsidiaries as of September 30, 2007 and December 31, 2006 with respect to the financial position, for the three and nine months ended September 30, 2007 and 2006 for results of operations and for the nine months ended September 30, 2007 and 2006 for the statement of cash flows. The primary obligor column presents the financial information of Regional Transportation (formerly USF Corporation). The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2009 and 2010 including YRC Worldwide, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheet

September 30, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$169	$36	$—	$205
Intercompany advances receivable	—	(12)	12	—	—
Accounts receivable, net	—	6	1,259	(12)	1,253
Prepaid expenses and other	3	52	232	—	287

Total current assets	3	215	1,539	(12)	1,745
Property and equipment	2	889	3,150	—	4,041
Less – accumulated depreciation	(2)	(148)	(1,505)	—	(1,655)

Net property and equipment	—	741	1,645	—	2,386
Investment in subsidiaries	333	3,884	8	(4,225)	—
Receivable from affiliate	502	(1,046)	544	—	—
Goodwill, intangibles and other assets	792	375	1,256	(350)	2,073

Total assets	$1,630	$4,169	$4,992	$(4,587)	$6,204

Intercompany advances payable	$65	$215	$(80)	$(200)	$—
Accounts payable	9	94	295	(6)	392
Wages, vacations and employees’ benefits	3	114	319	—	436
Other current and accrued liabilities	30	(2)	366	(10)	384
Asset-backed securitization borrowings	—	—	310	—	310
Current maturities of long-term debt	—	150	—	—	150

Total current liabilities	107	571	1,210	(216)	1,672
Payable to affiliate	—	(60)	210	(150)	—
Long-term debt, less current portion	261	550	241	—	1,052
Deferred income taxes, net	79	112	422	—	613
Pension and postretirement	—	244	—	—	244
Claims and other liabilities	1	92	237	—	330
Commitments and contingencies
Shareholders’ equity	1,182	2,660	2,672	(4,221)	2,293

Total liabilities and shareholders’ equity	$1,630	$4,169	$4,992	$(4,587)	$6,204

December 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$23	$53	$—	$76
Intercompany advances receivable	—	(10)	10	—	—
Accounts receivable, net	—	1	1,192	(2)	1,191
Prepaid expenses and other	(17)	96	245	—	324

Total current assets	(17)	110	1,500	(2)	1,591
Property and equipment	2	836	3,004	—	3,842
Less – accumulated depreciation	(1)	(115)	(1,456)	—	(1,572)

Net property and equipment	1	721	1,548	—	2,270
Investment in subsidiaries	247	3,373	6	(3,626)	—
Receivable from affiliate	399	(714)	315	—	—
Goodwill, intangibles and other assets	809	380	1,252	(350)	2,091

Total assets	$1,439	$3,870	$4,621	$(3,978)	$5,952

Intercompany advances payable	$—	$193	$7	$(200)	$—
Accounts payable	3	97	300	(2)	398
Wages, vacations and employees’ benefits	(1)	105	310	—	414
Other current and accrued liabilities	6	55	263	—	324
Asset-backed securitization borrowings	—	—	225	—	225

Total current liabilities	8	450	1,105	(202)	1,361
Payable to affiliate	—	(29)	179	(150)	—
Long-term debt, less current portion	265	550	243	—	1,058
Deferred income taxes, net	80	117	412	—	609
Pension and postretirement	—	350	—	—	350
Claims and other liabilities	1	45	336	—	382
Commitments and contingencies
Shareholders’ equity	1,085	2,387	2,346	(3,626)	2,192

Total liabilities and shareholders’ equity	$1,439	$3,870	$4,621	$(3,978)	$5,952

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$5	$578	$1,963	$(88)	$2,458

Operating expenses:
Salaries, wages and employees’ benefits	3	343	1,101	—	1,447
Operating expenses and supplies	2	156	391	(85)	464
Purchased transportation	—	30	261	(4)	287
Depreciation and amortization	2	17	43	—	62
Other operating expenses	(1)	28	82	—	109
(Gains) losses on property disposals, net	—	(1)	2	—	1
Reorganization and settlements	—	(3)	3	—	—

Total operating expenses	6	570	1,883	(89)	2,370

Operating income (loss)	(1)	8	80	1	88

Nonoperating (income) expenses:
Interest expense	4	9	10	—	23
Other, net	(12)	29	(17)	1	1

Nonoperating (income) expenses, net	(8)	38	(7)	1	24

Income (loss) before income taxes	7	(30)	87	—	64
Income tax provision (benefit)	3	(10)	31	(1)	23

Net income (loss)	$4	$(20)	$56	$1	$41

For the three months ended September 30, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$6	$623	$2,038	$(96)	$2,571

Operating expenses:
Salaries, wages and employees’ benefits	2	346	1,139	(9)	1,478
Operating expenses and supplies	1	155	383	(79)	460
Purchased transportation	—	34	251	(7)	278
Depreciation and amortization	2	17	45	—	64
Other operating expenses	—	28	78	—	106
Losses on property disposals, net	—	—	2	—	2
Reorganization and settlements	—	—	5	—	5

Total operating expenses	5	580	1,903	(95)	2,393

Operating income (loss)	1	43	135	(1)	178

Nonoperating (income) expenses:
Interest expense	3	9	11	—	23
Other, net	(6)	27	(19)	(2)	—

Nonoperating (income) expenses, net	(3)	36	(8)	(2)	23

Income before income taxes	4	7	143	1	155
Income tax provision	1	7	53	(2)	59

Net income	$3	$—	$90	$3	$96

For the nine months ended September 30, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$16	$1,787	$5,737	$(268)	$7,272

Operating expenses:
Salaries, wages and employees’ benefits	7	1,057	3,270	—	4,334
Operating expenses and supplies	4	480	1,147	(256)	1,375
Purchased transportation	—	92	733	(14)	811
Depreciation and amortization	6	50	126	—	182
Other operating expenses	—	97	242	—	339
(Gains) losses on property disposals, net	—	2	(1)	—	1
Reorganization and settlements	—	7	7	—	14

Total operating expenses	17	1,785	5,524	(270)	7,056

Operating income (loss)	(1)	2	213	2	216

Nonoperating (income) expenses:
Interest expense	12	25	28	—	65
Other, net	(32)	93	(62)	2	1

Nonoperating (income) expenses, net	(20)	118	(34)	2	66

Income (loss) before income taxes	19	(116)	247	—	150
Income tax provision (benefit)	7	(38)	88	(4)	53

Net income (loss)	$12	$(78)	$159	$4	$97

For the nine months ended September 30, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$18	$1,862	$5,929	$(298)	$7,511

Operating expenses:
Salaries, wages and employees’ benefits	7	1,042	3,320	(29)	4,340
Operating expenses and supplies	4	473	1,150	(249)	1,378
Purchased transportation	—	105	722	(15)	812
Depreciation and amortization	6	56	150	—	212
Other operating expenses	—	88	230	—	318
Reorganization and settlements	—	1	12	—	13

Total operating expenses	17	1,765	5,584	(293)	7,073

Operating income (loss)	1	97	345	(5)	438

Nonoperating (income) expenses:
Interest expense	11	26	30	—	67
Other, net	(16)	68	(49)	(5)	(2)

Nonoperating (income) expenses, net	(5)	94	(19)	(5)	65

Income (loss) before income taxes	6	3	364	—	373
Income tax provision	2	11	134	(4)	143

Net income (loss)	$4	$(8)	$230	$4	$230

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$33	$(165)	$338	$—	$206

Investing activities:
Acquisition of property and equipment	—	(77)	(236)	—	(313)
Proceeds from disposal of property and equipment	—	—	31	—	31
Other	—	—	(1)	—	(1)

Net cash used in investing activities	—	(77)	(206)	—	(283)

Financing activities:
Asset backed securitization borrowings, net	—	—	85	—	85
Issuance (repayment) of long-term debt, net	—	150	1	—	151
Debt issuance costs	—	(1)	—	—	(1)
Treasury stock repurchase	—	(35)	—	—	(35)
Proceeds from exercise of stock options	—	6	—	—	6
Intercompany advances / repayments	(33)	268	(235)	—	—

Net cash provided by (used in) financing activities	(33)	388	(149)	—	206

Net increase (decrease) in cash and cash equivalents	—	146	(17)	—	129
Cash and cash equivalents, beginning of period	—	23	53	—	76

Cash and cash equivalents, end of period	$—	$169	$36	$—	$205

For the nine months ended September 30, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(78)	$152	$225	$—	$299

Investing activities:
Acquisition of property and equipment	—	(72)	(247)	—	(319)
Proceeds from disposal of property and equipment	1	16	18	—	35
Acquisition of companies, net of cash acquired	—	(15)	—	—	(15)
Other	—	—	(2)	—	(2)

Net cash provided by (used in) investing activities	1	(71)	(231)	—	(301)

Financing activities:
Asset-backed securitization borrowings, net	—	—	50	—	50
Issuance (repayment) of long-term debt, net	—	(44)	—	—	(44)
Proceeds from exercise of stock options	—	4	—	—	4
Treasury stock repurchase	—	(20)			(20)
Intercompany advances / repayments	77	(39)	(38)	—	—

Net cash provided by (used in) financing activities	77	(99)	12	—	(10)

Net increase (decrease) in cash and cash equivalents	—	(18)	6	—	(12)
Cash and cash equivalents, beginning of Period	—	42	40	—	82

Cash and cash equivalents, end of period	$—	$24	$46	$—	$70

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of YRC Worldwide Inc. (also referred to as “YRC Worldwide,” “we” or “our”). MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or include the words “should,” “could,” “would,” “will,” “may,” “expect,” “believe,” “estimate” or similar expressions. Our actual results could differ materially from those projected by these forward-looking statements due to a number of factors, including (without limitation), inflation, inclement weather, price and availability of fuel, sudden changes in the cost of fuel or the index upon which the Company bases its fuel surcharge, competitor pricing activity, expense volatility, including (without limitation) expense volatility due to changes in rail service or pricing for rail service, ability to capture cost reductions, including (without limitation) those cost reduction opportunities arising from acquisitions, changes in equity and debt markets, a downturn in general or regional economic activity, effects of a terrorist attack, labor relations, including (without limitation), the impact of work rules, work stoppages, strikes or other disruptions, any obligations to multi-employer health, welfare and pension plans, wage requirements and employee satisfaction, and the risk factors that are from time to time included in the Company’s reports filed with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Our Results of Operations section focuses on the highlights and significant items that impacted our operating results during the third quarter. We have presented a discussion regarding the operating results of each of our three operating segments: National Transportation, Regional Transportation and Logistics. Prior to 2007, we reported results for four operating segments that included Yellow Transportation and Roadway whose management structures were combined in January 2007 to form National Transportation. The prior year results for Yellow Transportation and Roadway have been combined, including proper eliminations, to present comparative information. Prior year segments also included Regional Transportation and Meridian IQ. Regional Transportation previously included USF Red Star and USF Dugan, which are now included in the Corporate segment as these entities are no longer operating and Meridian IQ, which underwent a formal name change to YRC Logistics and is now being referred to as our Logistics segment.

In June 2007, we announced that we had entered into a preliminary purchase agreement to acquire majority ownership of Jiayu Logistics Limited, a Shanghai, China ground transportation company. The acquisition is subject to the parties entering into a definitive acquisition agreement, the results of due diligence and regulatory and board approvals. Given the remaining projected timeline and requirements, we do not expect this acquisition to be completed in 2007. We are capitalizing transaction costs incurred related to this acquisition, the balance of which is not significant at September 30, 2007.

In October 2007, we announced the retirement of James Staley, President, YRC Regional Transportation, effective at the end of 2007. Based on the terms of Mr. Staley’s employment agreement, we will incur certain costs during the fourth quarter of 2007, some of which are dependent upon the fair market value of our common stock as of Mr. Staley’s retirement date. As we are unable to predict this future value and are awaiting certain actuarial data, we are unable to fully quantify the fourth quarter expense at this time.

Consolidated Results

Our consolidated results for the three and nine months ended September 30, 2007 include the results of each of the operating segments discussed below together with unallocated corporate expenses. A more detailed discussion of the operating results of our segments is presented below.

The table below provides summary consolidated financial information for the three and nine months ended September 30:

	Three months			Nine months
(in millions)	2007	2006	Percent Change	2007	2006	Percent Change
Operating revenue	$2,457.7	$2,571.1	(4.4)%	$7,272.6	$7,511.0	(3.2)%
Operating income	87.7	177.6	(50.6)%	216.5	437.7	(50.5)%
Nonoperating expenses, net	23.7	22.3	6.3%	65.8	64.6	1.9%
Net income	40.7	95.8	(57.5)%	97.4	230.2	(57.7)%

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Our consolidated operating revenue decreased during the three months ended September 30, 2007 versus 2006 primarily due to continued weak economic conditions in the United States transportation industries and the resulting intense competitive pricing environment. Overall, our operating environment has continued to be challenged by the slow movement in consumer spending on durable goods and the projected economic recovery has not yet materialized. While we have experienced lower volumes throughout our entire network, the industrial Midwest has been especially challenging. In general, pricing or yield increased modestly for our National Transportation segment yet was relatively flat in our Regional Transportation segment when comparing the three months ended September 30, 2007 versus 2006.

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

Consolidated operating income decreased significantly during the three months ended September 30, 2007 as compared to 2006 and is reflective of decreased operating revenue and weak yield growth at all of our operating companies. Despite a relatively consistent decline in revenue between our national and regional providers, our Regional Transportation segment experienced a much greater decline in operating income during the same three month period. Given its regional concentration, the weak economy in the Upper Midwest impacted this segment more severely. Additionally, we were less effective in reducing our variable costs in the regional market in response to the decline in revenue than in our national market. This is partly attributable to continued challenges associated with the USF Reddaway and USF Bestway February 2007 consolidation.

Corporate net operating expenses during the three months ended September 30, 2007 increased $5.7 million versus the comparable prior year period primarily related to increased incentive compensation expense of $5.0 million and $1.2 million of unallocated corporate expenses offset by reduced legal and other expense of $0.5 million. During the three months ended September 30, 2006, we reduced long-term incentive compensation expense by approximately $4.6 million based primarily on relative performance targets. This 2006 reduction impacts the year over year comparison.

Our consolidated operating income for the three months ended September 30, 2007 includes restructuring charges of $1.3 million related to lease termination costs resulting from continued consolidation of USF Reddaway and USF Bestway terminals primarily in the California market and a $1.5 million gain on settlement of certain USF Red Star multi-employer pension withdrawal obligations. During the three months ended September 30, 2006, we incurred a $2.8 million loss on sale of the YRC Logistics China (excluding Hong Kong) freight forwarding operations and $2.3 million of reorganization charges related to the relocation of a portion of Logistics’ operations from Greenwood, Indiana to Overland Park, Kansas. Gains and losses on property disposals also impact our operating income. During the three months ended September 30, 2007 and 2006, we recognized losses on disposals of $1.4 million and $2.4 million, respectively.

Nonoperating expenses consist primarily of interest expense, which decreased approximately $0.3 million from 2006 due to decreased borrowings for the three months ended September 30, 2007 versus 2006. Offsetting a portion of the decline in interest expense related to borrowings is an increase in interest expense related to income tax items of $1.4 million. In conjunction with our adoption of FIN No. 48, “Accounting for Uncertainty in Income Taxes” effective January, 1, 2007, we now classify interest related to income tax items in interest expense as opposed to the 2006 classification in income tax expense. Nonoperating expenses also include interest income and effects of foreign currency.

Our effective tax rate for the three months ended September 30, 2007 was 36.3% compared to 38.3% for the three months ended September 30, 2006. The 2007 rate reflects an estimated annual benefit of $7.4 million for a propane fuel tax credit in 2007. Variations in our effective tax rate could result from our income allocation among subsidiaries and their relative state tax rates, in addition to any additional tax planning strategies that may be implemented throughout the year.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Consolidated operating revenue decreased by $238.4 million during the nine months ended Spetember 30, 2007 as compared to the year ago period, which is reflective of decreased revenue resulting from lower volume at all of our operating companies. We believe the general economy continues to be soft, especially in the tangible goods sector, which directly impacts our ability to grow operating revenue. The economic impact to our business was especially critical during the three months ended September 30, 2007 as the third quarter is traditionally our largest revenue quarter with the greatest profitability. The economic recovery has continued to languish, which negatively impacts our operating results and we believe the transportation sector as a whole. Pricing or yield has been especially challenging during 2007 in our regional segment where competition is severe and capacity is abundant.

Consolidated operating income decreased by $221.2 million or 50.5% during the nine months ended September 30, 2007 as compared to the year ago period. The decrease in consolidated operating income was a result of reduced operating revenue, weak yield growth and challenging economic conditions as previously discussed. During this period of reduced volumes and a difficult pricing environment, it is critical that we reduce our overall cost structure in response to the revenue decline. While our National Transportation segment has been effective in reducing costs, our Regional Transportation segment has not and accordingly experienced a much sharper decline in operating income. Corporate expenses for the nine months ended September 30, 2007 were flat as compared to the nine months ended September 30, 2006. Corporate expenses included an increase in incentive compensation expense of $3.3 million compared to the prior year, primarily a result of the $4.6 million discretionary reduction in incentive compensation taken during the three months ended September 30, 2006, as previously discussed, and an increase in unallocated corporate expenses of $1.4 million. These increased amounts were offset by favorable adjustments associated with favorable trends in the development of prior year workers’ compensation claims for certain of our former operations resulting in a benefit of $2.3 million and decreased professional services fees, primarily legal, of $1.2 million.

Our consolidated operating income during the nine months ended September 30, 2007 was also unfavorably impacted by a $18.8 million charge related to restructuring and reorganization partially offset by net gains on settlement of USF pre-acquisition obligations of $5.0 million. During the first quarter of 2007, we combined USF Reddaway and USF Bestway and after February 12, 2007 no longer market the USF Bestway brand. This combination contributed to approximately $7.3 million of the reorganization and restructuring charges. In addition, as previously discussed, we combined the management structures of Yellow Transportation and Roadway during the first quarter of 2007, which also resulted in certain reorganization charges of approximately $6.1 million, primarily severance. The $18.8 million reorganization charge also includes $2.6 million resulting from the write-off of signage and other assets associated with the name “Meridian IQ” and other closure costs, and $2.8 million in the Corporate segment of severance and expense associated with the acceleration of vesting of restricted stock units due to certain management separations. This charge is a non-cash item and is included in the “Reorganization and settlements” line in our consolidated Statement of Operations. During the nine months ended September 30, 2006, we incurred $10.1 million related to work force reduction and costs associated with realigning portions of our operations. During the nine months ended September 30, 2007, we recognized losses on disposition of $1.6 million. During the nine months ended September 30, 2006, we incurred a $2.8 million loss on the sale of YRC Logistics China while net loss on dispositions was inconsequential.

Nonoperating expenses for the nine months ended September 30, 2007 are relatively consistent with those for the nine months ended September 30, 2006. Included in these periods is interest expense which decreased $2.2 million from the prior period due to reduced financing costs of $5.2 million offset by interest expense of $3.0 million related to income tax items. Income tax related interest was included in income tax expense in 2006. Nonoperating expenses also included interest income and effects of foreign currency.

Our effective tax rate for the nine months ended September 30, 2007 was 35.4% compared to 38.3% for the nine months ended September 30, 2006. The 2007 rate was favorably impacted by a $1.9 million propane fuel tax credit related to 2006 which was fully recognized during the second quarter. Additionally, the 2007 rate reflects an estimated annual benefit of $7.4 million for the same type of credit in 2007. Variations in our effective tax rate could result from our income allocation among subsidiaries and their relative state tax rates, in addition to tax planning strategies that may be implemented throughout the year.

National Transportation Results

National Transportation represented approximately 70% of our consolidated revenue in the third quarters of 2007 and 2006, and approximately 69% of our consolidated revenue in the nine months ended September 30, 2007 and 2006. The table below provides summary financial information for National Transportation for the three and nine months ended September 30:

	Three Months				Nine Months
(in millions)	2007	2006	Percent Change		2007	2006	Percent Change
Operating revenue	$1,709.0	$1,796.0	(4.8)%		$5,020.9	$5,200.3	(3.5)%
Operating income	90.4	128.2	(29.5)%		216.3	321.6	(32.8)%
Operating ratio	94.7%	92.9%	(1.8	)pp (a)	95.7%	93.8%	(1.9	)pp (a)

(a)	Percentage points.

Three months ended September 30, 2007 compared to three months ended September 30, 2006

National Transportation reported third quarter 2007 operating revenue of $1,709.0 million, representing a decrease of $87.0 million or 4.8% from the third quarter of 2006. The two primary components of operating revenue are volume, comprised of the number of shipments and the weight per shipment, and price, usually evaluated on a per hundred weight basis for less-than-truckload (“LTL”) business. With the same number of workdays in both quarters, the decline in operating revenue was largely driven by a 6.9% decline in total tonnage picked up per day, with LTL tonnage down 6.7% and truckload tonnage down 7.9%. Our volume decline is primarily the result of a slowing economy, and we believe the majority of the freight transportation sector has also experienced softening business levels based on reports of tonnage declines. As the economy has slowed, capacity has become more readily available and competition for available loads has increased. The decline in LTL tonnage was made up of a 4.8% decrease in shipments per day and a 2.1% decline in weight per shipment. Also contributing to the lower operating revenue was a decline in fuel surcharge revenue.

Partially offsetting the reduction in volume was a 1.0% increase in LTL revenue per hundred weight, a key measurement of pricing. Although pricing remains positive on a year-over-year basis, it is getting more challenging to obtain notable increases. With the current capacity in the industry, caused by a combination of the slowing economy and increased presence in the long-haul market from regional carriers, the pricing environment has become more competitive.

Operating income for National Transportation was $90.4 million, a decrease of $37.8 million or 29.5% from the third quarter of 2006. Although revenue declined $87.0 million, National Transportation was able to offset about 57% of the decline in revenue through reduced operating expenses. Cost reductions were mostly in lower salaries, wages and benefits of $41.6 million and lower operating expenses and supplies of $14.0 million, partially offset by a $13.2 million increase in purchased transportation.

The primary reasons for the decrease in salaries, wages and benefits were lower workers’ compensation costs of $21.7 million and reduced nonunion performance incentive accruals and salaries and benefits of $11.0 million. We also achieved a reduction of $8.9 million or 1.1% in hourly wages and benefits. This decrease was primarily due to lower volumes, resulting in a reduced workforce and improved efficiencies, and more than offset our contractual wage and benefits increase of 3.5%. As volumes decline, it becomes more challenging to decrease our labor costs due to having fewer new hire employees on union wage progression and also working fewer casual (i.e. supplemental) employees. Both of these employee groups have lower overall costs to the Company than regular full time employees. The reduction in casual employees is a direct result of lower shipment levels, as these employees normally supplement our regular work force.

The significant reduction in workers’ compensation costs compared to prior year was due to large unfavorable actuarial adjustments recorded in the third quarter of 2006 combined with smaller favorable adjustments in the third quarter of 2007. We believe the increased focus on our safety programs and claims administration have positively impacted our trends in this area, in addition to lower unfavorable development of prior years’ claims.

Operating expenses and supplies were lower due to a number of items that fluctuate in relation to volume or revenue, including fuel costs, vehicle maintenance, and bad debt expense.

Purchased transportation was higher compared to prior year primarily due to a change in administering transactions between certain of our operating companies in the consolidated enterprise. Effective July 2007, we began recording both revenue and expense, primarily purchased transportation, for transactions serviced by Logistics that we otherwise could not service within our network. We also pay a transaction fee to Logistics that is included in purchased transportation. Previously the revenue and purchased transportation were recorded by Logistics. This change does not affect the consolidated financial statements of YRC Worldwide. Purchased transportation was also higher due to an April 1, 2007 contractual increase with our primary rail provider and certain new business initiatives with one of our largest customers, partially offset by lower rail usage due largely to lower volumes.

During the third quarter of 2007, National Transportation reported net gains on property disposals of $0.6 million compared to net losses on property disposals of $2.0 million in the third quarter of 2006.

Lower revenue partially offset by the decrease in expenses resulted in an operating ratio of 94.7 for the third quarter of 2007, or 1.8 percentage points higher than the prior year period. Operating ratio refers to a common industry measurement calculated by dividing a company’s operating expenses by its operating revenue.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

National Transportation revenue decreased $179.4 million or 3.5% in the nine months ended September 30, 2007 versus the year ago period. With the same number of workdays in both periods, the decline in operating revenue was largely driven by a 5.6% decline in total tonnage picked up per day, with truckload tonnage down more dramatically at 7.5% and LTL tonnage down 5.1%. As discussed in the quarterly results, these tonnage declines are primarily the result of a slowing economy. The decline in LTL tonnage was made up of a 3.5% decrease in shipments per day and a 1.7% decline in weight per shipment. Also contributing to the lower operating revenue was a decline in fuel surcharge revenue. Partially offsetting the reduction in volume was a 1.4% increase in LTL revenue per hundred weight.

Operating income for National Transportation decreased $105.3 million or 32.8% in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The decrease was primarily a result of the lower revenue, higher purchased transportation of $20.7 million, and higher other operating expenses of $7.7 million, partially offset by lower salaries, wages and benefits of $40.2 million, operating expenses and supplies of $34.5 million and depreciation expense of $25.5 million.

Purchased transportation was higher primarily due to the change in administering certain intercompany transactions mentioned previously and certain new business initiatives with one of our largest customers, partially offset by lower rail usage due largely to lower volumes.

Other operating expenses were higher due to a $6.2 million or 9.8% increase in cargo claims expense and a $5.6 million or 25.7% increase in bodily injury and property damage claims, partially offset by lower operating taxes and licenses of $3.1 million. The cargo claims increase is mostly the result of higher claim frequency, which we have addressed by allocating additional resources to ensure a consistent approach to achieving our high standards of quality. The increase in bodily injury and property damage costs is primarily due to a favorable actuarial adjustment booked in the prior year that impacts the comparability of the periods.

Salaries, wages and benefits were lower due to lower workers’ compensation costs of $26.6 million and reduced nonunion performance incentive accruals and salaries and benefits of $23.6 million, partially offset by higher hourly wages and benefits of $10.4 million. The increase in hourly wages and benefits is primarily the result of our annual contractual wage and benefit increase combined with fewer new hire employees on union wage progression and fewer casual employees, significantly offset by a reduced workforce due to lower volumes. The reduced workers’ compensation cost is attributed to the absence of material unfavorable changes in the development of prior year claims that we experienced in the prior year.

Operating expenses and supplies were lower due to a number of smaller factors including fuel costs, vehicle maintenance, travel and employee expenses, miscellaneous operating expenses and supplies, and professional service fees from affiliates. Most of these lower expenses resulted from reduced business levels and stringent cost controls put in place during this challenging economic time. Additionally, in the first quarter of 2006, Yellow Transportation incurred $3.5 million of costs associated with hosting an industry conference. No such conference was held in 2007, resulting in lower costs compared to the prior year period. Slightly offsetting these declines were increased costs in the first quarter of 2007 in several cost categories related to adverse weather.

Depreciation expense was lower primarily because of a change in depreciable lives and salvage values of property and equipment effective July 1, 2006.

During the nine months ended September 30, 2007, National Transportation reported net gains of property disposals of $5.0 million versus $0.7 million for the nine months ended September 30, 2006. The primary contributor to the current year amount was a gain of $5.7 million on the sale of a property in California.

Reorganization charges, primarily severance costs, of $6.1 million in the first quarter of 2007 were a result of the combination of the management structures of Yellow Transportation and Roadway to form National Transportation, as discussed under the Consolidated results. During the nine months ended September 30, 2006, we incurred $4.3 million of severance costs associated with a significant realignment in operations and a related reduction in workforce.

Operating expenses as a percentage of revenue increased for the first nine months of 2007 by 1.9 percentage points compared to the first nine months of 2006, resulting in a year-to-date 2007 operating ratio of 95.7.

Regional Transportation Results

Regional Transportation represented approximately 24% of our consolidated revenue in the third quarters of 2007 and 2006, and 25% in the nine months ended September 30, 2007 and 2006. The table below provides summary financial information for Regional Transportation for the three and nine months ended September 30:

	Three months				Nine months
(in millions)	2007	2006	Percent Change		2007	2006	Percent Change
Operating revenue	$600.4	$624.7	(3.9)%		$1,804.9	$1,870.9	(3.5)%
Operating income	(1.2)	48.1	(102.6)%		8.5	123.0	(93.1)%
Operating ratio	100.2%	92.3%	(7.9	)pp (a)	99.5%	93.4%	(6.1	)pp (a)

(a)	Percentage points.

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Regional Transportation reported third quarter 2007 operating revenue of $600.4 million, representing a decrease of $24.3 million or 3.9% from the third quarter of 2006. With the same number of workdays in both quarters, the decline in operating revenue was largely driven by a 4.2% decline in total tonnage picked up per day, with truckload tonnage being down more dramatically at 11.8% and LTL tonnage down 2.4%. The volume decline is primarily the result of a slowing economy, particularly in the industrial Midwest, and is consistent with that experienced by National Transportation. As the economy has slowed, capacity has become more readily available, particularly in the truckload portion of our business, and competition for available loads has increased. The decline in LTL tonnage was made up of a 0.4% decrease in shipments per day and a 2.0% decline in weight per shipment. Also contributing to the lower operating revenue was a decline in fuel surcharge revenue.

Partially offsetting the reduction in volume was a 0.3% increase in LTL revenue per hundred weight. Although pricing is slightly favorable on a year-over-year basis, it continues to be a challenge to obtain notable increases due to the amount of capacity in the market and increased pricing pressure from non-union competitors.

During the quarter ended September 30, 2007, Regional Transportation incurred an operating loss of $1.2 million, a decrease of $49.3 million from the third quarter of 2006. Although revenue declined $24.3 million, operating expenses increased $25.0 million. Expense increases were primarily in salaries, wages and benefits of $10.3 million, operating expenses and supplies of $11.0 million, and other operating expenses of $3.6 million. Slightly offsetting these increases were smaller decreases in purchased transportation and depreciation.

Salaries, wages and benefits expense increased despite lower LTL tonnage and reductions in non-union incentive accruals and salaried headcount. Inefficiencies in the networks of the majority of our core operations resulted in higher wage and benefit expense despite decreased volumes due to lower productivity. Initiatives remain ongoing to improve the performance of those networks.

Operating expenses and supplies were higher due to several unfavorable factors, including higher fuel costs, vehicle maintenance costs and provision for uncollectible revenue. The weakened economy has impacted the credit worthiness of a portion of our trade receivables in turn requiring a strengthening of our reserve for bad debts.

Other operating expenses were higher due to higher fuel taxes driven by correspondingly higher fuel costs, and a higher provision for bodily injuries and property damage claims in the third quarter of 2007.

Purchased transportation was lower due mainly to the in-sourcing of linehaul carriage from third-party providers. Depreciation was slightly lower due to the continued terminal consolidation between USF Reddaway and the former USF Bestway and lower overall equipment count.

During the third quarter of 2007, Regional Transportation reported net gains on property disposals of $0.2 million compared to net losses on property disposals of $0.1 million in the third quarter of 2006. Also during the third quarter of 2007, Regional Transportation incurred $1.8 million of reorganization expenses related to the consolidation of terminals in USF Reddaway’s California network, offset by reductions of $0.5 million to previously recorded reserves for the closure of USF Bestway.

Lower revenue coupled with higher expenses resulted in an operating ratio of 100.2 for the third quarter of 2007, or 7.9 percentage points higher than the prior year.

Nine months ended September 30, 2007 compared to Nine months ended September 30, 2006

Regional Transportation revenue decreased $66.0 million or 3.5% in the nine months ended September 30, 2007 versus the year ago period. With the same number of workdays in both periods, the decline in operating revenue was largely driven by a 3.6% decline in total tonnage picked up per day, with truckload tonnage down 9.1% and LTL tonnage down 2.3%. As discussed in the quarterly results, these tonnage declines are primarily the result of a slowing economy, particularly in the industrial Midwest. The decline in LTL tonnage was made up of a 0.5% decrease in shipments per day and a 1.8% decline in weight per shipment. Also contributing to the lower operating revenue was a decline in fuel surcharge revenue.

Operating income for Regional Transportation decreased $114.5 million or 93.1% in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Although revenue declined $66.0 million, operating expenses increased $48.5 million. Expense increases were primarily in salaries, wages and benefits of $30.6 million, operating expenses and supplies of $14.3 million, and other operating expenses of $11.6 million. Offsetting these increases were decreases in purchased transportation and depreciation of $10.7 million and $6.8 million, respectively. Regional Transportation also recorded reorganization expenses of $7.3 million during the nine months ended September 30, 2007 as discussed below.

Salaries, wages and benefits expense increased despite lower LTL tonnage and reductions in non-union incentive accruals and salaried headcount. Primary reasons for the increase were higher wage expenses and associated benefits. Inefficiencies in the networks of USF Holland and USF Reddaway resulted in higher wage expense due to lower productivity and temporary inefficiencies resulting from the integration of USF Bestway into USF Reddaway’s operations.

Operating expenses and supplies were higher due primarily to higher fuel costs and increased provision for uncollectible revenue.

Purchased transportation was lower due mainly to the in-sourcing of transportation from third-party providers. Depreciation expense was lower primarily because of a change in depreciable lives and salvage values of property and equipment effective July 1, 2006.

Other operating expenses were higher in 2007 due primarily to a higher provision for bodily injuries and property damage caused by a number of more severe accidents.

During the first nine months of 2007, Regional Transportation reported net losses on property disposals of $2.3 million compared to net gains on property disposals of $0.1 million in the first nine months of 2006. Also during the first nine months of 2007, Regional Transportation incurred $7.1 million of reorganization expenses related to the consolidation of USF Reddaway’s and USF Bestway’s operations.

Operating expenses as a percentage of revenue increased for the first nine months of 2007 by 6.1 percentage points compared to the first nine months of 2006, resulting in a year-to-date 2007 operating ratio of 99.5.

Logistics Results

Logistics represented approximately 6% of our consolidated revenue in the third quarter of 2007 and 2006, as well as in the nine months ended September 30, 2007 and 2006, respectively. The table below provides summary financial information for Logistics for the three and nine months ended September 30:

	Three months			Nine months
(in millions)	2007	2006	Percent Change	2007	2006	Percent Change
Operating revenue	$152.9	$153.7	(0.5)%	$460.9	$447.2	3.1%
Operating income	4.2	0.8	392.5%	4.7	6.0	(23.3)%
Operating ratio	97.3%	99.4%	2.1pp (a)	99.0%	98.6%	(0.4	)pp (a)

(a)	Percentage points.

Three months ended September 30, 2007 compared to three months ended September 30, 2006

In the third quarter of 2007, Logistics revenue decreased by $0.8 million or 0.5% compared to the same period in 2006. Revenue and expense associated with the fulfillment of certain of National Transportation’s domestic forwarding business line were recorded within the National Transportation segment effective July 2007. Previously such revenue and related expense were reported in the Logistics segment. The transfer of this revenue resulted in a decrease of revenue of $12.7 million for the third quarter of 2007 compared to the same period in 2006 with minimal impact on operating income as reduced purchased transportation related to this business was offset by increased purchased transportation in our transportation services group. Excluding this revenue, Logistics revenue increased by $11.9 million driven by increases in transportation services and distribution services.

Operating income increased $3.4 million from $0.8 million in the third quarter of 2006 to $4.2 million in the third quarter of 2007. The improvement in operating results are reflective of unusual charges in the third quarter of 2006 that included a loss on the sale of YRC Logistics China (excluding Hong Kong) freight forwarding operations of $2.8 million and reorganization charges of $2.3 million to move substantially all of Logistics’ operations in Greenwood, Indiana to Overland Park, Kansas.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Logistics revenue increased by $13.7 million or 3.1% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Revenue and expense associated with the fulfillment of certain of National Transportation’s domestic forwarding were transferred to National Transportation effective July 2007. The transfer of this revenue resulted in a decrease of revenue of $12.7 million for the nine months ended September 30, 2007 compared to the same period in 2006 with minimal impact on operating income. Excluding this revenue, Logistics revenue increased by $26.4 million driven by increases in transportation services and distribution services.

Operating income decreased from $6.0 million for the nine months ended September 30, 2006 to $4.7 million for the nine months ended September 30, 2007, resulting from difficult economic conditions, increased health care costs and an influx of new business during the first six months creating efficiency and productivity problems in isolated locations.

Financial Condition

Liquidity

Our liquidity needs arise primarily from capital investment in new equipment, land and structures, and information technology, as well as funding working capital requirements and acquisitions. To provide short-term and longer-term liquidity, we maintain capacity under a $1.1 billion unsecured credit agreement, which includes a fully drawn $150 million term loan, and a $700 million asset-backed securitization facility involving the accounts receivable of Yellow Transportation, Roadway, USF Holland and USF Reddaway. The amounts available under each of these agreements were increased during the three months ended September 30, 2007 and are more fully described in the notes to our consolidated financial statements. The purpose of increasing the capacity available under our existing ABS and unsecured credit facilities is to increase liquidity and for working capital needs and general corporate purposes, including without limitation, the refinancing of outstanding indebtedness, including indebtedness that will become due over the next year. We believe these facilities provide adequate capacity to fund our current working capital and capital expenditure requirements.

The following table provides details of the outstanding components and available unused capacity under the unsecured revolving credit facility and ABS facility at each period end:

(in millions)	September 30, 2007	December 31, 2006
Capacity:
Revolving loan	$950.0	$850.0
ABS facility	700.0	650.0

Total capacity	1,650.0	1,500.0

Amounts outstanding:
Revolving loan	(0.9)	—
Letters of credit	(469.7)	(482.0)
ABS facility	(310.0)	(225.0)
ABS usage for captive insurance company (see below)	(201.4)	(189.4)

Total outstanding	(982.0)	(896.4)

Available unused capacity	$668.0	$603.6

YRC Assurance Co. LTD (“YRC Assurance”) is the Company’s captive insurance company domiciled in Bermuda and a wholly owned and consolidated subsidiary of YRC Worldwide. YRC Assurance provides insurance services to certain wholly owned subsidiaries of YRC Worldwide. As a part of the structure of YRC Assurance, certain qualifying investments are periodically made by YRC Assurance as defined by Bermuda regulations. These investments can include taking an ownership position in certain receivables that secure our ABS facility. As a result, as shown above, our capacity under the ABS facility is reduced by YRC Assurance’s investment in receivables of $201.4 million at September 30, 2007.

Contingent Convertible Notes

The balance sheet classification of our contingently convertible notes between short-term and long-term is dependent upon certain conversion triggers, as defined. At September 30, 2007 and December 31, 2006, the conversion triggers had not been met. Accordingly, based on the stated maturity date, this obligation has been classified as a long-term liability on the accompanying balance sheets.

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

(in millions)	2007	2006
Net cash from operating activities	$205.9	$299.1
Net property and equipment additions	(281.9)	(284.7)
Proceeds from exercise of stock options	6.5	4.3

Free cash flow (deficit)	$(69.5)	$18.7

Operating cash flows decreased $93.2 million during the nine months ended September 30, 2007 versus 2006 primarily due to pension contributions and multi-employer pension plan settlement payments. During the nine months ended September 30, 2007, we made pension contributions of $131.5 million and accrued pension expense of $36.0 million versus payments of $71.7 million and expense of $46.5 million for the nine months ended September 30, 2006. Additionally, in 2007 we settled certain obligations with multi-employer pension plans and remitted payments of $41.5 million related to this withdrawal liability in 2007 compared to $13.0 million for the nine months ended September 30, 2006.

In the first nine months of 2007, net property and equipment additions decreased by $2.8 million compared to the first nine months of 2006, a 0.9% decrease in net spending. Additionally, investing activities in 2006 included $14.8 million related to the acquisition of companies.

For the first nine months of 2007, net cash provided by financing activities was $206.2 million compared to $9.4 million of net cash used by financing activities for the first nine months of 2006. The increase is due primarily to the modification and expansion of our credit facility in the third quarter of 2007 to include a $150 million term loan and increased ABS borrowings during 2007 of $35 million as compared to 2006. At September 30, 2007, the proceeds from the term loan remain in an interest bearing account and are immediately available for corporate purposes. Proceeds from exercise of stock options increased $2.2 million in 2007 compared to 2006.

Stock Repurchase Program

In April 2006, our Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $100 million of its common stock. During the three months ended September 30, 2007, the Company purchased 1.1 million shares under this program at a weighted-average cost of $31.13 per share for a total cost of $35.0 million. At September 30, 2007, $45 million remains available under the authorized program.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of September 30, 2007. Most of these obligations and commitments have been discussed in detail either in the preceding paragraphs or the notes to our consolidated financial statements.

Contractual Cash Obligations

	Payments Due By Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Balance sheet obligations:(a)
ABS borrowings	$310.0	$—	$—	$—	$310.0
Long-term debt including interest(b)	222.6	829.6	203.1	152.5	1,407.8
USF Red Star multi-employer pension withdrawal obligation including interest	5.3	3.5	3.5	1.6	13.9
Off balance sheet obligations:
Operating leases	67.3	135.2	45.3	24.3	272.1
Capital expenditures	51.7	—	—	—	51.7

Total contractual obligations	$656.9	$968.3	$251.9	$178.4	$2,055.5

(a)

Total liabilities for unrecognized tax benefits as of September 30, 2007, were $74.5 million and are classified on the Company’s consolidated balance sheet within “Other Current and Accrued Liabilities”.

(b)

Long-term debt maturities are reflected by contractual maturity for all obligations other than the contingent convertible senior notes. These notes are instead presented based on the earliest possible redemption date defined as the first date on which the note holders have the option to require us to purchase their notes.

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

The amounts presented above for the USF Red Star multi-employer pension withdrawal obligations have materially changed from the obligation by year presented in our Annual Report on Form 10-K for the year ended December 31, 2006 due to settlements of certain fund obligations. Settlement agreements of $35.8 million were reached to satisfy a net present value amount of $42.2 million previously requiring monthly repayments through various dates extending to 2024.

In our Annual Report on Form 10-K for the year ended December 31, 2006, we disclosed estimated cash contributions related to our pension plans of $132.3 million, $126.9 million and $52.8 million for the years ended December 31, 2007, 2008 and 2009. We have made our primary contributions for 2007 of $131.5 million during the nine months ended September 30, 2007. Based upon our current actuarial valuation, our estimate for 2008 and beyond has changed considerably from our previous estimate due to better than expected asset return. As a result, our current estimate for future cash contributions for our pension plans is as follows:

(in millions)	Cash Funding
2008 Expected	$57.0
2009 Expected	46.0
2010 Expected	46.0
2011 Expected	46.0

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Available line of credit	$61.0	$—	$607.0	$—	$668.0
Letters of credit	469.7	—	—	—	469.7
Lease guarantees	2.2	—	—	—	2.2
Surety bonds	102.6	0.1	0.1	—	102.8

Total commercial commitments	$635.5	$0.1	$607.1	$—	$1,242.7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, foreign exchange rates and fuel prices.

Risk from Interest Rates

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we utilize both fixed rate and variable rate financial instruments with varying maturities. At September 30, 2007, we had approximately 60% of our outstanding debt at fixed rates. If interest rates for our variable rate long-term debt had averaged 10% more during the period, our interest expense would have increased, and income before taxes would have decreased by $0.8 million and $1.9 million for the three and nine months ended September 30, 2007, respectively.

The table below provides information regarding our interest rate risk related to fixed-rate debt as of September 30, 2007. Principal cash flows are by contractual maturity for other than our contingent convertible senior notes. These notes are instead presented based on the earliest possible redemption date defined as the first date on which the note holders have the option to require us to purchase their notes (the “put date”). For the $250 million notes the stated maturity is August 2023 with an initial put date of August 2010 and for the $150 million notes the stated maturity is November 2023 with an initial put date of November 2012. The fair values of our Roadway senior notes, USF senior notes and contingent convertible senior notes have been calculated based on the quoted market prices at September 30, 2007. The market price for the contingent convertible senior notes reflects the combination of debt and equity components of the convertible instrument.

(in millions)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$227.5	$101.0	$406.0	$—	$150.0	$884.5	$914.9
Average interest rate	—	8.22%	6.5%	6.31%	—	3.38%

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

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We discuss legal proceedings in the “Commitments and Contingencies” note under “Item 1. Financial Statements” of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Quarter Ended September 30, 2007	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
July 1 through July 31	—	$—	—	$80,000,000
August 1 through August 31	1,123,100	31.13	1,123,100	45,000,000
September 1 through September 30	—	—	—	45,000,000

Total	1,123,100	$31.13	1,123,100	$45,000,000

(1)	Acquisitions of common stock during the third quarter 2007 were pursuant to the Company’s stock repurchase program announced on April 21, 2006 that authorizes the Company to purchase up to $100 million in shares of its common stock. The stock repurchase program does not have an expiration date.

Item 6.	Exhibits

10.1	Credit Agreement, dated as of August 17, 2007, among the Company; the Canadian Borrowers and UK Borrowers party thereto; the Lenders party thereto; Bank of America, N.A. and SunTrust Bank, as Syndication Agents; U.S. Bank National Association, Wachovia Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch, as Documentation Agents; JPMorgan Chase Bank, National Association, Toronto Branch, as Canadian Agent; J.P. Morgan Europe Limited, as UK Agent; and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 22, 2007).

10.2	Omnibus Amendment No. 3 [Amendment No. 3 to Amended and Restated Receivables Sale Agreement and Amendment No. 3 to Second Amended and Restated Receivables Purchase Agreement], dated as of August 17, 2007, among Yellow Transportation, Inc., Roadway Express, Inc., USF Reddaway Inc. and USF Holland Inc., as Originators; Yellow Roadway Receivables Funding Corporation, as Seller; JPMorgan Chase Bank, N.A., SunTrust Bank, Wachovia Bank, National Association and ABN AMRO Bank, N.V., as Committed Purchasers; Falcon Asset Securitization Company LLC (f/k/a Falcon Asset Securitization Corporation), Three Pillars Funding LLC, Variable Funding Capital Company LLC (as assignee of Blue Ridge Asset Funding Corporation) and Amsterdam Funding Corporation, as Conduits; YRC Assurance Co. Ltd., as Co-Agent; Wachovia Bank, National Association, as LC Issuer; SunTrust Robinson Humphrey, Inc. (f/k/a SunTrust Capital Markets, Inc.), Wachovia Bank, National Association, ABN AMRO Bank, N.A., and JPMorgan Chase Bank, N.A. as Co-Agents; and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed August 22, 2007).

31.1	Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen L. Bruffett pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William D. Zollars pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen L. Bruffett pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC WORLDWIDE INC.
Registrant

Date: November 6, 2007

/s/ William D. Zollars
William D. Zollars
Chairman of the Board of Directors,
President & Chief Executive Officer

Date: November 6, 2007	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President
& Chief Financial Officer