Form 10-K
period 2007-12-31
YRC WORLDWIDE INC
filed 2008-02-29
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, “ “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at June 30, 2007 was $2,111,572,850.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2008
Common Stock, $1 Par Value Per Share	56,798,398 shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Form 10-K:

1)	Proxy Statement related to the 2008 Annual Meeting of Stockholders - Part III

YRC Worldwide Inc.

Form 10-K

Year Ended December 31, 2007

This entire annual report, including (among other items) “Item 7, Management’s Discussion of Analysis of Financial Condition and Results of Operations” and certain statements in the Notes to Consolidated Financial Statements contained in “Item 8, Financial Statements and Supplementary Data”, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or including the words “should,” “could,” “may,” “expect,” “believe,” “estimate” or similar expressions. Our actual results could differ materially from those projected by these forward-looking statements due to a number of factors, including (without limitation), inflation, inclement weather, price and availability of fuel, sudden changes in the cost of fuel or the index upon which the Company bases its fuel surcharge, competitor pricing activity, expense volatility, including (without limitation) expense volatility due to changes in rail service or pricing of rail service, ability to capture cost reductions, including (without limitation) those cost reduction opportunities arising from acquisitions, changes in equity and debt markets, a downturn in general or regional economic activity, effects of a terrorist attack, and labor relations, including (without limitation), the impact of work rules, work stoppages, strikes or other disruptions, any obligations to multi-employer health, welfare and pension plans, wage requirements and employee satisfaction, the risk factors included in “Item 1A – Risk Factors” and the risk factors that are from time to time included in the Company’s reports filed with the Securities and Exchange Commission (the “SEC”).

Other factors as well as more details regarding certain of these factors are provided in greater detail in “Item 1A – Risk Factors”.

PART I

Item 1.	Business

General Description of the Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. These services include global, national and regional transportation as well as logistics. The YRC Worldwide portfolio of brands provides a comprehensive suite of services for the shipment of industrial, commercial and retail goods domestically and internationally. Our reportable segments, which are comprised of our various operating subsidaries, include the following:

•

In January 2007, we announced organizational changes that brought the management of Yellow Transportation and Roadway under one organization established as YRC National Transportation (“National Transportation”). Accordingly, beginning in 2007 we have combined these previously separate segments into one. National Transportation is a holding company for our transportation service providers focused on business opportunities in regional, national and international services. National Transportation is comprised of Yellow Transportation and Roadway. These companies each provide for the movement of industrial, commercial and retail goods, primarily through regionalized and centralized management and customer facing organizations. National Transportation also includes Reimer Express Lines, a Roadway subsidiary located in Canada that specializes in shipments into, across and out of Canada. Approximately 37% of National Transportation shipments are completed in two days or less. In addition to the United States (“U.S.”) and Canada, National Transportation also serves parts of Mexico, Puerto Rico and Guam.

•

YRC Regional Transportation (“Regional Transportation”) is a holding company for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of New Penn Motor Express, USF Holland and USF Reddaway. These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the U.S.; Quebec, Canada; Mexico and Puerto Rico. USF Glen Moore, a provider of truckload services throughout the U.S., is also a subsidiary of Regional Transportation. Approximately 90% of Regional Transportation less-than-truckload (“LTL”) shipments are completed in two days or less. In 2006, Regional Transportation also included USF Bestway. In February 2007, the majority of USF Bestway’s operations were consolidated into USF Reddaway.

•

YRC Logistics (formerly Meridian IQ) plans and coordinates the movement of goods worldwide to provide customers a single source for logistics management solutions. YRC Logistics delivers a wide range of global logistics management services, with the ability to provide customers improved return-on-investment results through flexible, fast and easy-to-implement logistics services and technology management solutions.

For revenue and other information regarding these segments, see the “Business Segments” note to our consolidated financial statements.

Incorporated in Delaware in 1983 and headquartered in Overland Park, Kansas, we employed approximately 63,000 people as of December 31, 2007. The mailing address of our headquarters is 10990 Roe Avenue, Overland Park, Kansas 66211, and our telephone number is (913) 696-6100. Our website is www.yrcw.com. Through the “SEC Filings” link on our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All of these filings may be viewed or printed from our website free of charge.

Narrative Description of the Business

Operating Units

YRC National Transportation

National Transportation is comprised of Yellow Transportation, Roadway and Reimer Express Lines. These companies offer a full range of services for the transportation of industrial, commercial, and retail goods in regional, national and international markets, primarily through the operation of owned or leased equipment in their respective North American surface distribution networks. Transportation services are provided for various categories of goods, which may include (among others) apparel, appliances, automotive parts, chemicals, food, furniture, glass, machinery, metal, metal products, non-bulk petroleum products, rubber, textiles, wood and other manufactured products or components. National Transportation provides both LTL services, which combines shipments from multiple customers on a single truck, and truckload services. Most deliveries are LTL shipments with truckload services offered to maximize equipment utilization and reduce empty miles (the distance empty or partially full trailers travel back to origin to balance the network). Each National Transportation company provides higher-margin specialized services, including guaranteed expedited services, time-specific deliveries, cross-border services, coast-to-coast air delivery, global transportation, product returns, temperature-sensitive shipment protection and government material shipments.

The National Transportation companies serve more than 600,000 manufacturing, wholesale, retail and government customers throughout North America. National Transportation’s 42,000 employees are dedicated to operating its expansive network which support over 485,000 shipments in transit at any time. National Transportation shipments have an average shipment size of 1,200 pounds and travel an average distance of roughly 1,200 miles. Approximately 37% of shipments are delivered in two days or less. Operations research and engineering teams centrally coordinate the equipment, routing, sequencing and timing necessary to transport shipments more than 118 million miles per month. At December 31, 2007, National Transportation had 14,758 owned tractors, 2,379 leased tractors, 61,183 owned trailers and 3,579 leased trailers. The National Transportation network includes 586 strategically located facilities with 25,777 doors. National Transportation companies accounted for 69% of our total operating revenue in 2007, 69% of our total operating revenue in 2006, and 77% of our total operating revenue in 2005.

Yellow Transportation

Founded in 1924, Yellow Transportation provides service throughout North America, including within Puerto Rico, Guam and Hawaii. The Yellow Transportation affiliates, YRC Services, S. de R.L. de C.V. and Yellow Transportation of Ontario, Inc. and Yellow Transportation of British Columbia, Inc., provide services in Mexico and Canada, respectively. Yellow Transportation is headquartered in Overland Park, Kansas.

Yellow Transportation helps customers turn transportation into a competitive advantage through such innovative services as:

•

Exact Express® and Expedited Direct™ – seamless air and ground delivery for expedited shipments through North America, featuring flexible pickup and delivery times and an industry-leading 100% satisfaction guarantee.

•	Definite Delivery® – a guaranteed on-time service with constant shipment monitoring and proactive notification and more direct points than any other guaranteed standard delivery service.

•	Standard Ground™ – a ground service with expansive coverage throughout the U.S., Canada, Mexico, Puerto Rico and Guam.

•

MyYellow®.com – a leading edge e-commerce web site offering online transportation management tools for everything from obtaining rate quotes to scheduling pickups, generating bills of lading, tracking shipments and resolving questions.

Roadway

Founded in 1930, Roadway provides seamless service throughout Canada, Mexico and the U.S., including Alaska, Hawaii and Puerto Rico. Two-day, three-day and coast-to-coast service connect key markets throughout North America. Reimer Express Lines, a subsidiary of Roadway, provides service in Canada, and the Roadway affiliate, YRC Services, S. de R.L. de C.V, provides services in Mexico. Roadway is headquartered in Akron, Ohio.

Roadway adds value to global supply chains through service offerings such as:

•

Roadway Time-Critical™ Service — Expedited, emergency and window deliveries via ground or air anywhere in North America with shipment arrival timed to the hour, day, or span of days and a 100% on-time guarantee. Guaranteed multiple-day window deliveries meet a retail industry need to reduce chargeback fees.

•

Roadway Time-Advantage™ Service — Cost-effective blend of ground and air transportation to provide highly reliable deliveries at any speed throughout North America, with both expedited and deferred air capabilities.

•

Roadway Custom Solutions™ — Innovative combinations of network resources, capabilities, technologies and flexibility to customize services for unique distributions, new store openings, product returns, and other special projects.

•

Roadway Sealed Divider™ Service — Patented shipment protection unique to the marketplace and designed for products that are difficult or expensive to package for shipping, are of high value, or need verifiable security throughout transit.

•

Roadway Global Services — Global offerings expanded in cooperation with YRC Logistics in 2007 to provide air, ocean and ground transportation and logistics services at any point in the supply chain; an expedited ocean service from China to U.S. with guaranteed delivery to final destination; and the only standard service delivery guarantee in the marketplace for U.S./Canada cross-border shipping.

•	my.roadway.com — A secure e-commerce website offering online resources for supply chain visibility and shipment management in real time.

Reimer Express Lines

Founded in 1952, Reimer Express Lines, a wholly owned subsidiary of Roadway, offers Canadian shippers a selection of direct connections within Canada, throughout North America and around the world. Its network and information systems are completely integrated with those of Roadway enabling Reimer Express Lines to provide seamless cross-border services between Canada, Mexico and the U.S. and markets overseas.

YRC Regional Transportation

Regional Transportation is comprised of New Penn, USF Holland, USF Reddaway and USF Glen Moore. In 2006, Regional Transportation also included USF Bestway. In February 2007, we consolidated the majority of USF Bestway’s operations into USF Reddaway. Together, the Regional Transportation companies deliver services in the next-day, second-day and time-sensitive markets nationwide, which are among the fastest-growing transportation segments. The Regional Transportation service portfolio includes:

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

The Regional Transportation companies are described as follows:

•

New Penn Motor Express, headquartered in Lebanon, Pennsylvania, provides local next-day, day-definite, and time-definite services through a network located in the Northeastern United States; Quebec, Canada; and Puerto Rico.

•

USF Holland, headquartered in Holland, Michigan, provides local next-day, regional and expedited services through a network located in the Midwestern, Southeastern and portions of the Northeast United States. USF Holland also provides service to the provinces of Ontario and Quebec, Canada.

•

USF Reddaway, headquartered in Clackamas, Oregon, provides local next-day, regional and expedited services through a network located in California, the Pacific Northwest, the Rocky Mountain States and the Southwest. Additionally USF Reddaway provides services to Alaska and to the provinces of Alberta and British Columbia, Canada. In February 2007, we consolidated the majority of USF Bestway’s operations into USF Reddaway.

•

USF Glen Moore, headquartered in Carlisle, Pennsylvania, provides spot, dedicated and single-source customized truckload services through the use of company and team-based drivers. USF Glen Moore has two primary domiciles located in Carlisle, Pennsylvania, and Knoxville, Tennessee.

The Regional Transportation companies serve more than 200,000 manufacturing, wholesale, retail and government customers throughout North America. At December 31, 2007, the Regional Transportation network included 193 service centers with 8,396 doors and the fleet included 9,000 tractors and 21,700 trailers. In February 2008, Regional Transportation closed 27 service centers primarily those in the former USF Bestway footprint. Regional Transportation’s 16,000 employees are dedicated to supporting the delivery of over 14.7 million shipments annually. In addition to over 347 local, company-based sales executives, Regional Transportation has 19 corporate account managers who provide corporate sales services to the entire group of companies. In 2007, each of our four companies was recognized with the prestigious Quest for Quality award by the readers of Logistics Management magazine.

Headquartered in Overland Park, Kansas, the Regional Transportation companies accounted for 25% of our total operating revenue in 2007, 25% of the total operating revenue in 2006 and 18% of the total operating revenue in 2005.

YRC Logistics

In June 2007, Meridian IQ changed its name to YRC Logistics. This name change better reflects the company’s expertise in logistics and its heritage as the logistics arm of YRC Worldwide. YRC Logistics is a global logistics services provider that plans and coordinates the movement of goods worldwide to provide customers a single source for logistics management solutions.

YRC Logistics delivers a wide range of global logistics services, with the ability to provide clients services through the design, implementation and execution of innovative logistics solutions. Our broad portfolio of services makes it possible to offer end-to-end supply chain solutions supported by the visibility of Web-native technology. YRC Logistics service portfolio includes the following services:

Distribution Services that include:

•	Flow Through & Pool Distribution

•	Dedicated Warehousing

•	Value Added Services

Global Services that include:

•	International Freight Forwarding

•	Customs Brokerage

•	Value Added Services

Transportation Services that include:

•	Truckload Brokerage

•	Dedicated Contract Carriage

•	Domestic Freight Forwarding

•	Transportation Management

YRC Logistics has continued its strategic focus on growing the global logistics offering in China. In December 2007, YRC Logistics entered into a definitive agreement to acquire Shanghai Jiayu Logistics Co., Ltd., one of the largest providers of less-than-truckload ground transportation services in China, with over 30,000 customers, 1,800 employees and a network of over 3,000 vehicles.

At December 31, 2007, YRC Logistics had more than 2,700 employees in North America, Asia, Latin America, and Europe (predominately in the United Kingdom). Based in Overland Park, Kansas, YRC Logistics accounted for 6% of our total operating revenue in 2007, 6% of our total operating revenue in 2006, and 5% of our total operating revenue in 2005.

Shared Services

We have four wholly owned subsidiaries that provide shared support services across the YRC Worldwide enterprise. These are YRC Worldwide Technologies, YRC North American Transportation, YRC Enterprise Solutions Group and YRC Assurance Co. Ltd (“YRC Assurance”).

YRC Worldwide Technologies is headquartered in Overland Park, Kansas and has approximately 600 employees. YRC Worldwide Technologies and YRC Logistics together provide hosting, infrastructure services and managed transportation business systems development.

YRC North American Transportation, formerly YRC Worldwide Enterprise Services, headquartered in Overland Park, Kansas, provides a wide variety of centrally managed support services to our operating companies. These services span nearly all functions including components of finance, operations support, sales and marketing and security. This entity employs approximately 1,500 people.

In January 2007, we announced the formation of YRC Enterprise Solutions Group. YRC Enterprise Solutions Group, headquartered in Overland Park, Kansas, provides sales and marketing services to our operating subsidiaries for an identified group of large accounts who desire to buy services from more than one of these operating subsidiaries in a coordinated manner.

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

Few U.S.-based transportation companies offer comparable transportation and logistics capabilities. By integrating traditional ground, expedited, air, ocean and managed transportation capabilities, we provide business organizations with a single-source answer to shipping challenges globally. Our market studies show a continued preference among customers for transportation and logistics providers based on “service value,” which is the relationship between overall quality and price. We believe that we can compete against any transportation and logistics competitor from a value perspective.

The companies of YRC Worldwide – Yellow Transportation, Roadway, Reimer, YRC Logistics, New Penn, USF Holland, USF Reddaway and USF Glen Moore – operate in a highly competitive environment. Their competitors include global, integrated transportation services providers; global forwarders; national transportation services providers; regional or interregional providers; and small, intraregional transportation companies. The companies of YRC Worldwide also compete against providers within several modes of transportation including: LTL, truckload, air and ocean cargo, rail, transportation consolidators and privately owned fleets.

Ground-based transportation includes private fleets and two “for-hire” provider groups. The private provider segment consists of fleets that companies who move their own goods own and operate. The two “for-hire” groups are based on typical shipment sizes that transportation service companies handle. Truckload refers to providers transporting shipments that generally fill an entire 48- or 53-foot trailer and LTL or ‘shared load’ refers to providers transporting goods from multiple shippers in a single load that would not fill a full-sized trailer on their own.

Shared load or LTL transportation providers consolidate numerous orders generally ranging from 100 to 10,000 pounds from varying businesses at individual service centers in close proximity to where those shipments originated. Utilizing expansive networks of pickup and delivery operations around these local service centers, shipments are moved between origin and destination utilizing distribution centers when necessary, where consolidation and deconsolidation of loads occurs. Depending on the distance shipped, shared load providers (asset and non-asset based) are often classified into one of four sub-groups:

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

•

Global - providing freight forwarding and final-mile delivery services to companies shipping to and from multiple regions around the world. This service can be offered through a combination of owned assets or through a purchased transportation or third-party logistics model.

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

Yellow Transportation, Roadway, and YRC Logistics (through transportation management services) provide service in all four sub-groups. New Penn and the USF companies compete in the regional, interregional and national transportation marketplace. Each brand competes against a number of providers in these markets from small firms with one or two vehicles, to global competitors with thousands of physical assets.

The competition specifically for YRC Logistics includes all of the same types of providers mentioned previously in addition to transportation management systems providers, domestic and international freight forwarders, freight brokers, warehouse management providers, and third party logistics companies.

Regulation

National Transportation, Regional Transportation and other interstate carriers were substantially deregulated following the enactment of the Motor Carrier Act of 1980, the Trucking Industry Regulatory Reform Act of 1994, the Federal Aviation Administration Authorization of 1994 and the ICC Termination Act of 1995. Prices and services are now largely free of regulatory controls, although the states retained the right to require compliance with safety and insurance requirements, and interstate motor carriers remain subject to regulatory controls that agencies within the U.S. Department of Transportation impose.

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

During 2007, we spent approximately $6.5 million to comply with U.S. federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, “Environmental Regulations”). In 2008, we expect to spend approximately $6.8 million to comply with the Environmental Regulations. Based upon current information, we believe that our compliance with Environmental Regulations will not have a material adverse effect upon our capital expenditures, results of operation and competitive position because we have either made adequate reserves for such compliance expenditures or the cost for such compliance is expected to be small in comparison with our overall net worth.

We estimate that we will incur approximately $0.5 million in capital expenditures for environmental control equipment during 2008. We believe that capital expenditures for environmental control equipment for 2008 will not have a material adverse effect upon our financial condition because the aggregate amount of these expenditures is expected to be immaterial.

The Comprehensive Environmental Response, Compensation and Liability Act (known as the “Superfund Act”) imposes liability for the release of a “hazardous substance” into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under the Superfund Act, a potentially responsible party (“PRP”) may be required to pay more than its proportional share of such environmental remediation. Several of our subsidiaries have been identified as PRPs at various sites discussed below. The U.S. Environmental Protection Agency (the “EPA”) and appropriate state agencies are supervising investigative and cleanup activities at these sites. The EPA has identified Yellow Transportation as a PRP for five locations: Angeles Chemical Co., Santa Fe Springs, CA; Ilada Waste Co., a site at Dupo, IL; Alburn Incinerator, Inc., Chicago, IL; Mercury Refinery, Albany, NY and IWI, Inc., Summit, IL. We estimate that the combined potential costs at these sites will not exceed $0.2 million. With respect to these sites, it appears that Yellow Transportation delivered minimal amounts of waste to these sites, which is de minimis in relation to other respondents. The EPA has identified Roadway Express as a PRP for five locations: Operating Industries Site, Monterey Park, CA; BEMS Landfill, Mt. Holly, NJ; Double Eagle Site, Oklahoma City, OK; Jones Industrial, South Brunswick, NJ and Berry’s Creek, Carlstadt, NJ. We estimate that combined potential costs at the first four sites will not exceed $0.6 million. The EPA has notified Roadway and 140 other potential parties of their potential responsibility status at the Berry’s Creek site where Roadway owns and operates a service center in the watershed area that discharges into Berry’s Creek. We estimate the Berry’s Creek potential cost to be $0.6 million. The EPA has identified USF Red Star, a non-operating subsidiary, as a PRP at six locations: Champion Chemical, Marlboro, NJ; Booth Oil, N. Tonawanda, NJ; Quanta Resources, Syracuse, NY and three separate landfills in Byron, NJ, Moira, NY and Palmer, MA. We believe the potential combined costs at these sites to be $0.4 million. The EPA has identified New Penn as a PRP for one location, Pennsauken Landfill, Pennsauken, NJ. We believe the potential cost at this site to be immaterial. The EPA has identified USF Holland as a PRP for one location, Horton Sales Piedmont Site, Greenville County, SC. We believe the potential cost at this site to be immaterial.

While PRPs in Superfund actions have joint and several liabilities for all costs of remediation, it is not possible at this time to quantify our ultimate exposure because the projects are either in the investigative or early remediation stage. Based upon current information, we do not believe that probable or reasonably possible expenditures in connection with the sites described above are likely to have a material adverse effect on our financial condition or results of operations because:

•	To the extent necessary, we have established adequate reserves to cover the estimate we presently believe will be our liability with respect to the matter;

•	We and our subsidiaries have only limited or de minimis involvement in the sites based upon a volumetric calculation;

•	Other PRPs involved in the sites have substantial assets and may reasonably be expected to pay their share of the cost of remediation;

•	We have adequate resources to cover the ultimate liability; and

•	We believe that our ultimate liability is relatively small compared with our overall net worth.

We are subject to various other governmental proceedings and regulations, including foreign regulations, relating to environmental matters, but we do not believe that any of these matters are likely to have a material adverse effect on our financial condition or results of operation.

This section, “Environmental Matters,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe”, “expect”, “will”, “estimate”, “may” and similar expressions are intended to identify forward-looking statements. Our expectations regarding our compliance with Environmental Regulations and our expenditures to comply with Environmental Regulations, including (without limitation) our capital expenditures on environmental control equipment, and the effect that liability from Environmental Regulation or Superfund sites may have on our financial condition or results of operations, are only our forecasts regarding these matters. These forecasts may be substantially different from actual results, which may be affected by the following factors: changes in Environmental Regulations; unexpected, adverse outcomes with respect to sites where we have been named as a PRP, including (without limitation) the sites described above; the discovery of new sites of which we are not aware and where additional expenditures may be required to comply with Environmental Regulations; an unexpected discharge of hazardous materials in the course of our business or operations; an acquisition of one or more new businesses; a catastrophic event causing discharges into the environment of hydrocarbons; the inability of other PRPs to pay their share of liability for a Superfund site; and a material change in the allocation to us of the volume of discharge and a resulting change in our liability as a PRP with respect to a site.

Economic Factors and Seasonality

Our business is subject to a number of general economic factors that may have a materially adverse effect on the results of our operations, many of which are largely out of our control. These include recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers. Economic conditions may adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. We operate in a highly price-sensitive and competitive industry, making pricing, customer service, effective asset utilization and cost control major competitive factors. National Transportation, Regional Transportation and YRC Logistics revenues are subject to seasonal variations. Customers tend to reduce shipments after the winter holiday season, and operating expenses as a percent of revenue tend to be higher in the winter months primarily due to colder weather. Generally, the first quarter is the weakest while the third quarter is the strongest. The availability and cost of labor can significantly impact our cost structure and earnings.

Financial Information About Geographic Areas

Our revenue from foreign sources is largely derived from Canada, the United Kingdom, Asia and Mexico. We have certain long-lived assets located in these countries as well. We discuss this information in the “Business Segments” note to our consolidated financial statements.

Item 1A.	Risk Factors

In addition to the risks and uncertainties contained elsewhere in this report or in our other SEC filings, the following risk factors should be considered carefully in evaluating us. These risks could have a material adverse effect on our business, financial condition and results of operations.

We are subject to general economic factors that are largely out of our control, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to a number of general economic factors that may adversely affect our business, financial condition and results of operations, many of which are largely out of our control. These factors include recessionary economic cycles and downturns in customers’ business cycles and changes in their business practices, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers. Economic conditions may adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. Due to our high fixed-cost structure, in the short-term it is difficult for us to adjust expenses proportionally with fluctuations in volume levels. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our reserve for bad-debt losses.

We are subject to business risks and increasing costs associated with the transportation industry that are largely out of our control, any of which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to business risks and increasing costs associated with the transportation industry that are largely out of our control, any of which could adversely affect our business, financial condition and results of operations. The factors contributing to these risks and costs include weather, excess capacity in the transportation industry, interest rates, fuel prices and taxes, fuel surcharge collection, terrorist attacks, license and registration fees, insurance premiums and self-insurance levels, difficulty in recruiting and retaining qualified drivers, the risk of outbreak of epidemical illnesses, the risk of widespread disruption of our technology systems, and increasing equipment and operational costs. Our results of operations may also be affected by seasonal factors.

We operate in a highly competitive industry, and our business will suffer if we are unable to adequately address potential downward pricing pressures and other factors that could have a material adverse effect on our business, financial condition and results of operations.

Numerous competitive factors could adversely affect our business, financial condition and results of operations. These factors include the following:

•

We compete with many other transportation service providers of varying sizes, some of which have a lower cost structure, more equipment and greater capital resources than we do or have other competitive advantages.

•

Some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which limits our ability to maintain or increase prices or maintain or grow our business.

•	Our customers may negotiate rates or contracts that minimize or eliminate our ability to offset fuel price increases through a fuel surcharge on our customers.

•	Many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved transportation service providers, and in some instances, we may not be selected.

•	Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors.

•	The trend towards consolidation in the ground transportation industry may create other large carriers with greater financial resources and other competitive advantages relating to their size.

•	Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments.

•	Competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and prices.

If our relationship with our employees were to deteriorate, we may be faced with labor disruptions or stoppages, which could have a material adverse effect on our business, financial condition and results of operations and place us at a disadvantage relative to non-union competitors.

Virtually all of our operating subsidiaries have employees who are represented by the International Brotherhood of Teamsters (the “IBT”). These employees represent approximately 70% of our workforce.

Each of Yellow Transportation, Roadway, New Penn and USF Holland employ most of their unionized employees under the terms of a common national master freight agreement with the IBT, as supplemented by additional regional supplements and local agreements. The IBT members have ratified a new five-year agreement that will take effect on April 1, 2008 and will expire on March 31, 2013. The IBT also represents a number of employees at USF Reddaway under more localized agreements, which have wages, benefit contributions and other terms and conditions that better fit the cost structure and operating models of these business units.

Certain of our subsidiaries are regularly subject to grievances, arbitration proceedings and other claims concerning alleged past and current non-compliance with applicable labor law and collective bargaining agreements.

Neither we nor any of our subsidiaries can predict the outcome of any of the matters discussed above. These matters, if resolved in a manner unfavorable to us, could have a material adverse effect on our business, financial condition and results of operations.

Ongoing self-insurance and claims expenses could have a material adverse effect on our business, financial condition and results of operations.

Our future insurance and claims expenses might exceed historical levels. We currently self-insure for a majority of our claims exposure resulting from cargo loss, personal injury, property damage and workers’ compensation. If the number or severity of claims for which we are self-insured increases, our business, financial condition and results of operations could be adversely affected and we may have to post additional letters of credit to support our insurance policies. If we lose our ability to self insure, our insurance costs could materially increase and we may find it difficult to obtain adequate levels of insurance coverage.

We have significant ongoing capital requirements that could reduce our income if we are unable to generate sufficient cash from operations.

Our business is capital intensive. If we are unable to generate sufficient cash from operations to fund our capital requirements, we may have to limit our growth, utilize our existing, or enter into additional, financing arrangements, including leasing arrangements, or operate our revenue equipment (including tractors and trailers) for longer periods resulting in increased maintenance costs, any of which could reduce our income. If our cash from operations and existing financing arrangements are not sufficient to fund our capital requirements, we may not be able to obtain additional financing at all or on terms acceptable to us.

We operate in an industry subject to extensive government regulations, and costs of compliance with, or liability for violation of, existing or future regulations could significantly increase our costs of doing business.

The U.S. Departments of Transportation and Homeland Security and various federal, state, local and foreign agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and permits to conduct transportation business. We may also become subject to new or more restrictive regulations that the Departments of Transportation and Homeland Security, the Occupational Safety and Health Administration, the Environmental Protection Agency or other authorities impose, including regulations relating to engine exhaust emissions, the hours of service that our drivers may provide in any one time period, security and other matters. Compliance with these regulations could substantially impair equipment productivity and increase our costs.

We are subject to various environmental laws and regulations, and costs of compliance with, or liabilities for violations of, existing or future laws and regulations could significantly increase our costs of doing business.

Our operations are subject to environmental laws and regulations dealing with, among other things, the handling of hazardous materials, underground fuel storage tanks and discharge and retention of stormwater. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination may have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable environmental laws or regulations, it could significantly increase our cost of doing business. Under specific environmental laws and regulations, we could be held responsible for all of the costs relating to any contamination at our past or present terminals and at third party waste disposal sites. If we fail to comply with applicable environmental laws and regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

In addition, as global warming issues become more prevalent, federal and local governments and our customers are beginning to respond to these issues. This increased focus on sustainability may result in new regulations and customer requirements that could negatively affect us. This could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations and customer requirements, as well as increased indirect costs or loss of revenue resulting from, among other things, our customers incurring additional compliance costs that affect our costs and revenues. We could also lose revenue if our customers divert business from us because we haven’t complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse affect on our business, financial condition and results of operations.

We may be obligated to make additional contributions to multi-employer pension plans.

If a surcharge is assessed on any of the multi-employer pension plans to which our operating subsidiaries contribute and the funds available under our collective bargaining agreements are insufficient, we may have to contribute more to the plans than our contracted amounts. See the “Employee Benefits” note to our consolidated financial statements.

Our management team is an important part of our business and loss of key personnel could impair our success.

We benefit from the leadership and experience of our senior management team and depend on their continued services to successfully implement our business strategy. Other than William D. Zollars, our President and Chief Executive Officer, we have not entered into employment agreements for a fixed period with members of our current management. The loss of key personnel could have a material adverse effect on our business, financial condition and results of operations.

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

The outcome of legal proceedings and IRS audits to which the Company and its subsidiaries are a party could have a material adverse effect on our businesses, financial condition and results of operations.

The Company and its subsidiaries are a party to various legal proceedings, including claims related to personal injury, property damage, cargo loss, workers’ compensation, employment discrimination, breach of contract, multi-employer pension plan withdrawal liability and antitrust violations. See the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements. The IRS may issue adverse tax determinations in connection with its audit of our prior year tax returns or the returns of a consolidated group that we acquired in 2005. See the “Income Taxes” note to our consolidated financial statements. We may incur significant expenses defending these legal proceedings and IRS audits. In addition, we may be required to pay significant awards, settlements or taxes in connection with these proceedings and audits, which could have a material adverse effect on our businesses, financial condition and results of operations.

We may not obtain the projected benefits and cost savings from operational changes and performance improvement initiatives.

In response to our business environment, we initiated operational changes and process improvements to reduce costs and improve financial performance. The changes and initiatives included reorganizing our management, reducing corporate overhead, closing redundant offices and eliminating unnecessary activities. There is no assurance that these changes and improvements will be successful or that we will not have to initiate additional changes and improvements in order to achieve the projected benefits and cost savings.

Our credit agreement and other financing arrangements subject us to various covenants and restrictions that could limit our operating flexibility.

Our credit agreement and other financing arrangements contain covenants and other restrictions that, among other things, require us to satisfy certain financial ratios and restrict our ability to take certain actions, including incur additional indebtedness. The covenants and restrictions in our financing arrangements may limit our ability to respond to market conditions or take advantage of business opportunities by limiting, among other things, the amount of additional borrowings we may incur. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity” for additional information regarding our liquidity.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

At December 31, 2007, we operated a total of 845 transportation service centers located in 50 states, Puerto Rico, Canada and Mexico. Of this total, 504 were owned and 341 were leased, generally with renewal terms of three years or less. The number of vehicle back-in doors totaled 34,173, of which 23,011 were at owned facilities and 11,162 were at leased facilities. The transportation service centers vary in size ranging from one to three doors at small local facilities, to over 426 doors at the largest consolidation and distribution facility. We own substantially all of the larger facilities which contain the greatest number of doors. In addition, we and our subsidiaries own and occupy general office buildings in Overland Park, Kansas; Akron, Ohio; Lebanon, Pennsylvania; Carlisle, Pennsylvania; Holland, Michigan; and Winnipeg, Manitoba. Our owned transportation service centers and office buildings are unencumbered.

Our facilities and equipment are adequate to meet current business requirements in 2008. Refer to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for a more detailed discussion of expectations regarding capital spending in 2008.

Item 3.	Legal Proceedings

We discuss legal proceedings in the Commitments, Contingencies, and Uncertainties note to our consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

As of January 31, 2008, approximately 16,200 shareholders of record held YRC Worldwide common stock. Our only class of stock outstanding is common stock, traded through the NASDAQ Stock Market. Trading activity averaged 1,490,000 shares per day during 2007, up from 1,324,000 per day in 2006. The NASDAQ Stock Market quotes prices for our common stock under the symbol “YRCW.” The high and low prices at which YRC Worldwide common stock traded for each calendar quarter in 2007 and 2006 are shown below.

Quarterly Financial Information (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007 (a)
Operating revenue	$2,328,342	$2,486,505	$2,457,731	$2,348,738
Losses (gains) on property disposals, net	2,949	(2,788)	1,400	(7,381)
Operating income (loss)	20,400	108,422	87,651	(781,599)
Net income (loss)	1,279	55,367	40,744	(735,771)
Diluted earnings (loss) per share	0.02	0.95	0.70	(12.99)
Common stock:
High	47.09	45.99	38.51	28.83
Low	37.95	36.59	26.43	15.87

2006 (b)
Operating revenue	$2,374,161	$2,565,779	$2,571,087	$2,407,663
Losses (gains) on property disposals, net	882	(3,226)	2,427	(8,443)
Operating income	87,828	172,281	177,591	107,734
Net income	42,136	92,252	95,785	46,459
Diluted earnings per share	0.71	1.58	1.64	0.80
Common stock:
High	51.54	45.32	44.43	42.49
Low	37.10	36.07	35.27	36.40

(a)	The 2007 fourth quarter amounts include an impairment charge of $782 million, additional depreciation expense of $8 million related to the abandonment of certain in-process technology projects and reorganization charges, primarily severance, of $9 million.
(b)	The 2006 fourth quarter amounts reflect lower employee benefits expense of $12 million for a change in a non-union vacation payout practice, lower depreciation expense of $14 million for revised depreciation policies and higher acquisition charges of $13 million related to the USF Red Star multi-employer pension plan withdrawal liability.

Purchases of Equity Securities by the Issuer

In April 2006, our Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $100 million of its common stock. During 2007, the Company purchased 1.1 million shares under this program at a weighted-average cost of $31.13 per share for a total cost of $35.0 million. In 2006, the Company purchased 521,100 shares under this program at a weighted-average cost of $38.34 per share for a total cost of $20.0 million. At December 31, 2007, $45 million remains available under the authorized program.

We did not declare any cash dividends on our common stock in 2007 or 2006.

The information required by this item with respect to information regarding our equity compensation plans is included under the caption “Equity Compensation Plan Information” in our Proxy Statement related to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Common Stock Performance

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return of the Company’s common stock against the cumulative total return of the S&P Composite-500 Stock Index and the Dow Jones Transportation Average Stock Index for the period of five years commencing December 31, 2002 and ending December 31, 2007.

Item 6.	Selected Financial Data

(in thousands except per share data)	2007	2006	2005(a)	2004		2003(b)
For the Year
Operating revenue	$9,621,316	$9,918,690	$8,741,557	$6,767,485		$3,068,616
Operating income (loss)	(565,126)	545,434	536,310	361,601		88,602
Gains on property disposals, net	(5,820)	(8,360)	(5,388)	(4,547)		(167)
Reorganization and settlements	22,385	26,302	13,029	—		3,124
Impairment charges	781,875	—	—	—		—
Interest expense	88,760	87,760	63,371	43,954		20,606
Net income (loss)	(638,381)	276,632	288,130	184,327		40,683
Depreciation and amortization expense (c)	255,603	274,184	250,562	171,468		87,398
Net capital expenditures	338,424	303,057	256,435	164,289		99,134
Net cash from operating activities	392,598	532,304	497,677	435,718		155,736

At Year-End
Net property and equipment	2,380,473	2,269,846	2,205,792	1,422,718		1,403,268
Total assets	5,062,623	5,851,759	5,734,189	3,627,169		3,463,229
Long-term debt, less current portion	822,048	1,058,496	1,113,085	403,535		836,082
ABS facility	180,000	225,000	374,970	—		71,500
Total debt	1,234,003	1,283,496	1,488,055	657,935		909,339
Total shareholders’ equity (d)	1,612,304	2,192,549	1,936,488	1,214,191		1,002,085

Measurements
Basic per share data:
Net income (loss)	(11.17)	4.82	5.30	3.83		1.34
Average common shares outstanding – basic	57,154	57,361	54,358	48,149		30,370
Diluted per share data:
Net income (loss)	(11.17)	4.74	5.07	3.75		1.33
Average common shares outstanding – diluted	57,154	58,339	56,905	49,174		30,655
Debt to capitalization	43.4%	36.9%	43.5%	35.1%		47.6%
Shareholders’ equity per share	28.43	38.33	33.80	24.66		20.97
Common stock price range:
High	47.09	51.54	63.40	56.49		36.96
Low	15.87	35.27	39.25	29.77		21.18

Other Data
Average number of employees	63,000	66,000	68,000	50,000		50,000 (e)
Operating ratio:
National Transportation	97.6%	93.8%	93.1%	94.4%		96.1%
Regional Transportation	n/m	94.2%	94.5%	87.0	%(f)	—
YRC Logistics	99.2%	97.8%	96.6%	98.2%		99.8%

(a)	Includes the results of all YRC Worldwide entities including USF entities from the date of acquisition, May 24, 2005.
(b)	Includes the results of all YRC Worldwide entities including Roadway and New Penn entities from the date of acquisition, December 11, 2003.
(c)	Depreciation lives and salvage values were revised effective July 1, 2006. See Property and Equipment footnote.
(d)	SFAS No. 158 was adopted effective December 31, 2006. See Employee Benefits – Pension and Other Postretirement Benefit Plans footnote.
(e)	In 2003, prior to the acquisition of Roadway on December 11, 2003, we had an average of 25,000 employees.
(f)	Includes the results of New Penn only in 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See the introductory section immediately prior to “Part I” of this report regarding these statements.

Overview

YRC Worldwide Inc., one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. These operating subsidiaries are primarily represented by National Transportation, a holding company that includes Yellow Transportation and Roadway, both leading transportation service providers offering a full range of regional, national and international services; Regional Transportation, a holding company for our transportation service providers focused on business opportunities in the regional and next-day delivery markets; and YRC Logistics, a global logistics management company that plans and coordinates the movement of goods worldwide to provide customers a single source for logistics management solutions. These companies represent our reporting segments and are more fully described in “Item 1 – Business”.

The following management’s discussion and analysis explains the main factors impacting our results of operations, liquidity and capital expenditures and the critical accounting policies of YRC Worldwide. This information should be read in conjunction with the accompanying financial statements and notes thereto, as well as our detailed discussion of risk factors included in Item 1A.

Our Operating Environment

We operate in a highly competitive environment, yet one where we believe the right value proposition for our customers permits us to recover our cost of capital over the business cycle. Over the last several years, significant changes have occurred in our environment, including: consolidation and liquidation of LTL carriers; the increased presence of large global, service providers; and increasing needs and demands of our customers. We continue to proactively address these changes through our strategy of being a global transportation services provider. Over the last few years, we have expanded our service offerings and completed multiple acquisitions of asset and non-asset-based companies. While growth domestically is always a focus, we have more recently expanded our operations in a global manner initially by completing a freight forwarding joint venture with a Chinese corporation in September 2005. In 2007, we entered into a definitive agreement to acquire a Shanghai based LTL ground transportation provider. This transaction is expected to close in the second quarter of 2008. In 2007, we continued to realign our management structure to identify the best composition of experience and efficiency. In that regard, we announced the consolidation of management of our national LTL companies, Yellow Transportation and Roadway, and the creation of our Enterprise Solutions Group to increase customer focus and service improvements. This combination was designed to allow more focus on offering our entire portfolio of services to our customers. We also announced the formation of YRC North American Transportation, a holding company for all domestic asset based operating companies. This alignment was intended to create one unified management structure for this significant portion of our business.

We will continue to face challenges in the environment that we operate, primarily due to the changing competitive landscape and meeting our stakeholders’ demands. Specific economic areas that impact our ability to generate profits and cash flows include the levels of consumer spending, manufacturing and overall economic activity. We monitor these areas primarily through several common economic indices, including the gross domestic product (“GDP”) and the industrial production index (“IPI”). Real GDP measures the value of goods and services produced in the U.S., excluding inflation, and the IPI measures the physical units and inputs into the U.S. production process. Over time the IPI has been a relatively good indicator for general levels of freight volume available in our markets. We manage the impact of our customers’ spending, manufacturing and economic activity through, among others, pricing discipline, cost management programs, maintaining adequate debt capacity, investment in technology and continuous improvement programs. In 2007, market conditions were especially weak and contributed to a resulting impairment charge in both our National Transportation and Regional Transportation operating segments totaling $781.9 million.

Acquisitions and Investments

Shanghai Jiayu Logistics Co., Ltd.

In December 2007, we entered into a definitive agreement to acquire majority ownership of Shanghai Jiayu Logistics Co., Ltd., a Shanghai, China ground transportation company. We plan to acquire 65% of the stock of Jiayu for between US $29.5 million to US $43 million, based upon Jiayu’s final 2007 financial performance. Pursuant to the definitive agreement, YRC Logistics will acquire 65% of the stock of Jiayu for Chinese Yuan (“CNY”) 228.6 million plus an additional payment of up to CNY 104.6 million (approximately $29.5 million to $43 million) based upon Jiayu’s 2007 financial performance. If Jiayu meets certain financial performance targets during 2008 and 2009, YRC Logistics will purchase the remaining 35% interest in 2010 for an amount not to exceed CNY 248.0 million (approximately $32 million), as determined by the level of the financial performance. If Jiayu does not meet these financial targets, YRC Logistics has a call option to purchase the remaining 35% of the shares of Jiayu in 2010 for the greater of CNY 77.5 million (approximately $10 million) and 35% of the appraised value of the net assets of Jiayu at that time. All payments will be made in Chinese Yuan, and their estimated dollar equivalents are provided herein. The acquisition is subject to Chinese regulatory approvals, restructuring of certain of Jiayu’s operations and other ordinary conditions to closing. We expect the first step of this acquisition to be completed in 2008. We are capitalizing transaction costs incurred related to this acquisition, the balance of which is not significant at December 31, 2007.

USF Corporation

On May 24, 2005, YRC Worldwide completed the acquisition of USF Corporation (“USF”), headquartered in Chicago, IL, through the merger (the “Merger”) of a wholly owned subsidiary of YRC Worldwide with and into USF, resulting in USF becoming a wholly owned subsidiary of YRC Worldwide. USF, a leader in the transportation industry, specialized in high-value next-day, regional and national LTL transportation, third-party logistics, and premium regional and national truckload transportation. The company serves the North American market, including the United States, Canada and Mexico, as well as the U.S. territories of Puerto Rico and Guam under the following brands: USF Holland, USF Reddaway, USF Glen Moore and USF Logistics (now part of YRC Logistics). The combined entity offers customers a broad range of transportation services including next day, inter-regional, national and international capabilities.

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

GPS Asia

In March 2005, YRC Logistics purchased GPS Logistics Group Ltd., the Asian freight forwarding operations of GPS Logistics and in turn, made a payment of $5.7 million ($3.2 million net of cash acquired). Under the terms of the purchase agreement, this payment was subject to subsequent upward and downward adjustments based on the financial performance of the Asia business through March 2007. Additional earn-out payments could have been required based on the financial performance of the Asia business during the period March 2007 to March 2009.

In January 2006, we paid an additional $11.1 million and issued a promissory note in the amount of $10.8 million representing a buyout of the earn out arrangements and potential purchase price adjustments. These amounts were allocated to goodwill in the consolidated balance sheet. In December 2006, we paid $10.8 million to satisfy the promissory note in full.

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

Consolidated Results

Our consolidated results include the results of each of the operating segments discussed below and corporate charges for the periods presented. In 2005, consolidated results also included the results of USF from the date of acquisition, May 24, through December 31. A more detailed discussion of the operating results of our segments is presented below.

The following table summarizes the Statement of Consolidated Operations for the three years ended December 31:

(in millions)	2007	2006	2005	Percent Change
				2007 vs. 2006	2006 vs. 2005
Operating revenue	$9,621.3	$9,918.7	$8,741.6	(3.0)%	13.5%
Operating income (loss)	(565.1)	545.4	536.3	n/m (a)	1.7%
Nonoperating expenses, net	86.6	89.5	64.0	(3.2)%	39.8%
Net income (loss)	$(638.4)	$276.6	$288.1	n/m	(4.0)%

(a)	Not meaningful.

2007 compared to 2006

Our consolidated revenue declined 3% in 2007 versus 2006 as reflected in each of our asset-based operating segments. This decrease was primarily a function of decreased shipments resulting from the slowing economy, weak consumer spending trends and the resulting intense competitive pricing environment. While we have experienced lower volumes throughout our entire network, the industrial Midwest has been especially challenging largely due to its dependence on the automotive and related industries. In general, pricing or yield, including fuel surcharge revenue, increased modestly for our National Transportation segment yet was relatively flat for our Regional Transportation segment, which suffered more dramatic competitive pricing pressure.

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

Consolidated operating income decreased significantly from 2006 resulting in an operating loss of $565.1 million in 2007. Included in this operating loss are impairment charges of $781.9 million representing a complete write off of goodwill associated with our Regional Transportation segment as well as reductions in the tradename values attributed to USF (a part of the Regional Transportation segment) and Roadway (a part of the National Transportation segment.) Absent this charge, consolidated operating income was $216.8 million for 2007 versus $545.4 million for 2006. This significant downturn in earnings was experienced by all of our operating companies; however, our Regional Transportation segment experienced the greatest percentage decline on a year-over-year basis. Given its regional concentration, the weak economy in the Upper Midwest impacted this segment more severely. Additionally, we were less effective in reducing our variable costs in the regional market in response to the decline in revenue than in our national market. This is partly attributable to continued challenges associated with the USF Reddaway and USF Bestway February 2007 consolidation. In response to these and other challenges, in February 2008 USF Reddaway closed 21 service centers primarily representing the former USF Bestway footprint. USF Holland closed 6 service centers at this same time.

Our 2007 consolidated operating results were negatively impacted by $27.3 million of reorganization charges, primarily severance and acceleration of stock compensation charges related to terminated executives, of which $9.5 million was included in the Corporate results. Our 2006 consolidated operating results included $10.2 million of similar charges as well as $13.3 million related to a USF Red Star multi-employer pension plan matter. In 2007, we successfully settled certain of these USF Red Star multi-employer pension plan obligations resulting in a gain of $6.4 million. Consolidated operating income also included gains on the sale of property and equipment of $5.8 million and $8.4 million for the years ended December 31, 2007 and 2006, respectively.

Our 2007 nonoperating expenses of $86.6 million included $88.8 million of interest expense as compared to $87.8 million in 2006. Included in the 2007 interest amount is $5.6 million attributed to income tax items. In conjunction with our adoption of FIN No. 48, “Accounting for Uncertainty in Income Taxes” effective January 1, 2007, we now classify interest related to income tax items in interest expense as opposed to the 2006 classification in income tax provision (benefit). Interest expense attributed to financing arrangements is down slightly from 2006 due to decreased borrowings. Other nonoperating charges in 2007 included foreign currency losses of $5.4 million offset by interest income of $4.4 million and other gains of $3.2 million while 2006 included $4.6 million of charges related to the write down of certain nonoperating assets offset by interest income of $3.1 million.

Our effective tax rate for 2007 was 2.0% compared to 39.3% for 2006. The 2007 rate reflects a $638.6 million goodwill impairment charge that is non deductible for tax purposes. The 2007 rate was favorably impacted by a $1.8 million alternative fuel tax credit related to 2006 and reflects a benefit of $7.1 million for the same type of credit in 2007.

2006 compared to 2005

Our consolidated revenue increased during 2006 as a result of the 2005 USF acquisition and moderate growth at all of our operating segments, including fuel surcharge revenue. In general, pricing or yield increased modestly while overall volumes were down slightly compared to 2005. The volume decline is reflective of a weaker economy especially during the second half of 2006.

Consolidated operating income for 2006 improved slightly versus 2005 primarily due to the USF acquisition; however our consolidated operating ratio declined 0.6 percentage points. Operating ratio refers to a common industry measurement calculated by dividing a company’s operating expenses by its operating revenue. Our 2006 results were impacted by adverse development in prior years’ workers’ compensation claims offset by favorable accounting changes related to a change in depreciable lives and salvage values of revenue equipment and a change in employees’ vacation benefit at Roadway as more fully described in our segment discussion. Overall, our operating results were below our internal expectations. As a result, we reduced our performance incentive awards for nearly all employees thereby reducing our expense by $56.3 million versus the prior year period. Our consolidated operating income in 2006 was also unfavorably impacted by a $13.3 million charge related to a USF Red Star multi-employer pension plan matter, $10.2 million of restructuring and reorganization charges and $2.8 million due to the loss on sale of a subsidiary. These amounts were offset by $8.4 million of gains generated from the sale of property and equipment.

Our 2006 nonoperating expenses of $89.5 million included $87.8 million of interest expense while the 2005 comparable amount was $63.4 million. The increase is reflective of our higher interest rates on variable rate debt in 2006 as compared to 2005 and our higher average debt levels due to the USF acquisition. We did reduce our overall indebtedness by $204.6 million during 2006. The 2006 nonoperating expense amount also includes $4.6 million of impairment charges relating to certain nonoperating assets with no corresponding amount in the prior year.

Our effective tax rate for 2006 was 39.3% compared to 39.0% for 2005. The 2006 amount is reflective of a slightly higher effective state rate.

National Transportation Results

National Transportation represented approximately 69%, 69% and 77% of our consolidated revenue in 2007, 2006 and 2005, respectively. The table below provides summary information for National Transportation for the three years ended December 31:

(in millions)	2007	2006	2005	Percent Change
				2007 vs. 2006	2006 vs. 2005
Operating revenue	$6,657.8	$6,878.6	$6,735.3	(3.2)%	2.1%
Operating income	159.3	423.3	464.4	(62.4)%	(8.9)%
Operating ratio	97.6%	93.8%	93.1%	3.8pp	0.7pp (a)

(a)	Percentage points.

2007 compared to 2006

National Transportation revenue decreased $220.8 million or 3.2% in 2007 compared to 2006. The two primary components of operating revenue are volume, comprised of the number of shipments and weight per shipment, and price or yield, usually evaluated on a per hundred weight basis for LTL business. The decline in operating revenue was largely driven by a 6.1% decline in total picked up tonnage per day, with truckload tonnage per day down more dramatically at 7.5% and LTL tonnage per day down 5.8%. The tonnage decline is primarily the result of a slowing economy, and we believe that the freight transportation sector has also experienced softening business levels in 2007 based on reports of tonnage declines. As the economy has slowed, capacity has become more readily available and competition for available loads has increased. The decline in LTL tonnage was made up of a 4.4% decrease in shipments per day and a 1.6% decline in weight per shipment. Partially offsetting the reduction in volume was a 2.4% increase in LTL revenue per hundred weight which includes higher fuel surcharge revenue.

Operating income for National Transportation decreased $264.0 million or 62.4% in 2007 compared to the previous year. The decrease was primarily a result of lower revenue, a tradename impairment charge of $76.6 million and higher purchased transportation of $34.6 million, partially offset by lower salaries, wages and benefits of $45.7 million, lower depreciation and amortization expense of $17.2 million and lower other operating expenses of $6.8 million. Additionally, the prior year results included a $4.0 million recovery of business interruption insurance related to hurricane Katrina and $3.5 million of costs associated with hosting an industry conference. No such conference was held in 2007, resulting in lower costs compared to the prior year period.

The impairment charge resulted from a reduction in the calculated fair value of the Roadway tradename. The fair value decline in our tradename was largely the result of a change in the assumptions (primarily discount rate and long-term revenue growth) used in the valuation model versus those used at the original acquisition date in 2003. Assumptions are reflective of current economic conditions, including the slow recovery in sectors impacting transportation.

Purchased transportation costs were higher primarily due to a change in administering certain intercompany transactions, certain new business initiatives with one of our largest customers and a contractual increase with our primary rail provider, partially offset by lower rail usage due largely to lower volumes. Effective July 2007, we began recording both revenue and intercompany expense, primarily purchased transportation, for transactions serviced by YRC Logistics that we otherwise could not service within our network. We also pay a transaction fee to YRC Logistics that is included in purchased transportation. Previously the revenue and purchased transportation were recorded by YRC Logistics. This change does not affect the consolidated financial statements of YRC Worldwide.

Salaries, wages and benefits were lower due to lower workers’ compensation costs of $24.9 million and lower hourly wages and benefits of $17.7 million. Hourly wages and benefits declined due to lower volumes and were partially offset by the annual contractual wage and benefit increase combined with having fewer new hire employees on the lower end of the union wage progression scale and having fewer casual (i.e. part time, supplemental) employees. As volumes decline, it is more challenging to utilize casual employees who are used to supplement our regular workforce and have a lower overall cost as employees with greater seniority at higher wage rates must be utilized first under our labor agreement. Additionally, there have been fewer newly hired employees who have a lower initial cost than regular employees due to the wage progression. The prior year results included a reduction to expense of $11.8 million due to a change in our vacation practices. The reduced workers’ compensation cost is attributed to the absence of material unfavorable changes in the development of prior year claims that we experienced in 2006.

Depreciation expense was lower primarily because of a change in depreciable lives and salvage values of revenue equipment effective July 1, 2006 reducing 2007 depreciation expense by $26.5 million. This reduction was offset by $9.3 million of technology amortization expense related to certain abandoned internal technology projects previously considered in process. As National Transportation moves to a common technology platform, these projects were identified as non-strategic and not a part of the future direction of the reporting unit.

Other operating expenses decreased mostly due to lower operating taxes and licenses of $4.3 million. Cargo claims expense in 2007 was flat when compared to 2006. Additional resources were allocated for improving cargo claim frequency and resulted in lower year over year claims expense primarily during the second half of 2007.

During the year ended December 31, 2007, National Transportation reported net gains of property disposals of $8.3 million versus $6.4 million in 2006. The primary contributor to the 2007 amount was a gain of $5.7 million on the sale of a property in California.

Reorganization charges in 2007, primarily severance costs, of $6.7 million were largely the result of combining management structures of Yellow Transportation and Roadway to form National Transportation, as discussed in the Overview. During the year ended 2006, we incurred $4.3 million of severance costs associated with a significant realignment in operations and a related reduction in workforce.

Operating expenses as a percentage of revenue increased during the year ended 2007 by 3.8 percentage points compared to 2006, resulting in a year-to-date 2007 operating ratio of 97.6%.

2006 compared to 2005

National Transportation revenue increased by $143.3 million or 2.1% in 2006 compared to 2005 due to a firm pricing environment including higher fuel surcharge revenue but was partially offset by lower tonnage. LTL revenue per hundred weight, which includes increased fuel surcharge revenue, increased in 2006 by 3.1% compared to the prior year. In 2006, LTL shipments per day declined 1.8% and LTL tonnage per day decreased 0.5% from 2005 which resulted in LTL weight per shipment increasing by 1.4%. The decline in volume was primarily attributable to slower economic growth in 2006 than in 2005.

National Transportation operating income declined by $41.1 million or 8.9% in 2006 compared to 2005. This decline resulted from higher wages and benefits of $81.3 million due primarily to contractual labor increases, higher operating expenses and supplies (mainly fuel) of $53.2 million, higher workers’ compensation expense of $33.8 million associated with unfavorable development of prior year claims, and higher purchased transportation costs of $43.8 million.

Other cost increases during 2006 included increase cargo claims expense of $9.5 million due to higher claim frequency and $4.3 million of expense related to a realignment of operations during 2006. In January 2006, we hosted an industry conference incurring $3.5 million of costs that were not present in 2005. Additionally, depreciation expense was $0.6 million higher than 2005 despite the favorable impact of useful life and salvage changes described below.

A portion of the purchased transportation increase is due to the railroad providers discontinuing their business practice of providing rail-owned trailers for intermodal movement. This change led to leasing and purchasing of additional trailers, additional costs for repositioning trailers and declining productivity.

The decline in operating income was partially offset by higher operating revenues, including higher fuel surcharge revenue, as well as lower nonunion incentive compensation of $40.5 million, the favorable impact of $11.8 million associated with a change in the vacation payout practice during the year, the favorable impact of $19.7 million associated with lower depreciation due to the increase in useful lives and salvage values as well as $4.0 million related to the recovery of business interruption insurance related to hurricane Katrina.

Operating expenses as a percentage of revenue increased by 0.7 percentage points in 2006 compared to 2005 and resulted in an operating ratio of 93.8% for 2006.

Regional Transportation Results

Regional Transportation represented approximately 25%, 25% and 18% of our consolidated revenue in 2007, 2006 and 2005, respectively. This segment includes the results of New Penn and, effective May 24, 2005, the results of the LTL and truckload (“TL”) operating companies of USF. Beginning in 2006, results do not include USF Red Star and USF Dugan, entities that have ceased operations, that are now included in the Corporate results.

The table below provides summary financial information for Regional Transportation for the three years ended December 31:

(in millions)	2007	2006	2005	Percent Change
				2007 vs. 2006	2006 vs. 2005
Operating revenue	$2,369.6	$2,441.4	$1,570.8	(2.9)%	n/m	(a)
Operating income (loss)	(706.7)	142.2	85.8	n/m	n/m
Operating ratio	n/m	94.2%	94.5%	n/m	(0.3pp	)(b)

(a)	Not meaningful.
(b)	Percentage points.

2007 compared to 2006

Regional Transportation reported 2007 operating revenue of $2,369.6 million, representing a decrease of $71.8 million or 2.9% from 2006. With the same number of workdays in both years, the decline in operating revenue was largely driven by a 3.8%

decline in total tonnage picked up, with truckload tonnage being down more dramatically at 9.7% and LTL tonnage down 2.4%. Regional Transportation volume decline is consistent with that experienced by National Transportation and also heavily concentrated in the industrial Midwest. As the economy slowed, capacity became more readily available, particularly in the truckload portion of the business, and competition for available loads increased. The decline in LTL tonnage was made up of a 0.9% decrease in shipments per day and a 1.6% decline in weight per shipment.

Partially offsetting the reduction in volume was a 0.8% increase in LTL revenue per hundred weight, which includes increased fuel surcharge revenue. Although pricing remains slightly positive on a year-over-year basis, it continues to be a challenge to obtain sustainable increases due to the amount of capacity in the market and increased pricing pressure from competitors.

Operating loss in 2007 for Regional Transportation was $706.7 million, compared to $142.2 million operating income for 2006. Although revenue declined $71.8 million, operating expenses increased $777.1 million. The largest factor was a $705.3 million non-cash charge taken in the fourth quarter relating to impairment of goodwill and intangible assets on Regional Transportation’s balance sheet. Other expense increases were in salaries, wages and benefits of $39.3 million, operating expenses and supplies of $34.3 million, and other operating expenses of $3.4 million. Slightly offsetting these increases were decreases in purchased transportation of $9.3 million and depreciation of $5.3 million.

Salaries, wages and benefits expense increased despite lower LTL tonnage and reductions in non-union incentive accruals and salaried headcount. The primary reasons for the increase were higher contractual wage expenses and associated benefits. Inefficiencies in the networks of USF Holland and USF Reddaway drove higher wages because of their negative impact on productivity.

Operating expenses and supplies were higher due to several unfavorable factors including higher fuel costs, vehicle maintenance costs and corporate overhead, offset by reductions in uncollectible revenue. Other operating expenses were higher due to higher fuel taxes driven by correspondingly higher fuel costs, and a higher provision for bodily injury and property damage claims.

Purchased transportation was lower due mainly to the in-sourcing of linehaul carriage from third-party providers. Depreciation was lower due to a change in depreciable life policy beginning in July 2006, reduction in assets due to terminal consolidation at USF Reddaway and lower equipment counts.

During 2007, Regional Transportation incurred impairment charges of $705.3 million as previously discussed. Additionally, Regional Transportation incurred $7.9 million of reorganization expenses related to the closure of USF Bestway and the consolidation of terminals into USF Reddaway’s California network. Regional Transportation also reported net gains on property disposals in 2007 of $1.4 million compared to net gains on property disposals of $3.0 million in 2006.

2006 compared to 2005

Regional Transportation’s 2005 results reflect the inclusion of the USF companies as of May 24, 2005. This makes the comparison of 2006 to 2005 less meaningful. Due to the lack of comparability, management evaluated the segment’s results in 2006 and 2005 primarily based on a combination of sequential growth month over month and attainment of plan performance.

Regional Transportation reported revenue of $2,441.4 million for 2006, as compared to $1,570.8 million for 2005. The increased revenue, including higher fuel surcharge revenue, is primarily attributed to the USF acquisition reduced by the impact of a slowing economy.

Regional Transportation reported operating income of $142.2 million for 2006 as compared to $85.8 million, for 2005. The 2006 operating income reflects the contribution from the USF acquisition for a full year, higher fuel surcharge revenue and continued cost management.

For 2006 net adjustments to operating income were a negative $3.0 million representing gains from the disposal of property and equipment, primarily related to the sale of USF Bestway’s headquarters. For 2005, net adjustments to operating income were a positive $8.8 million representing $8.3 million of shut down and acquisition charges as well as $0.5 million of losses on fixed asset disposals. Regional Transportation reported a 2006 operating ratio of 94.2% compared to 94.5% in 2005 which included New Penn for the entire year, and the USF companies after the May 24, 2005 acquisition.

YRC Logistics Results

YRC Logistics represented approximately 6%, 6% and 5% of our consolidated revenue in 2007, 2006 and 2005, respectively. This segment includes the results of YRC Logistics and, effective May 24, 2005, the results of the USF Logistics group of entities. The table below provides summary financial information for YRC Logistics for the three years ended December 31:

(in millions)	2007	2006	2005	Percent Change
				2007 vs. 2006	2006 vs. 2005
Operating revenue	$623.2	$609.7	$447.6	2.2%	36.2%
Operating income	5.2	13.7	15.2	(62.4)%	(9.9)%
Operating ratio	99.2%	97.8%	96.6%	1.4pp (a)	(1.2pp )

(a)	Percentage points.

2007 compared to 2006

For the year 2007, YRC Logistics revenue increased by $13.5 million or 2.2%. Revenue and expense associated with the fulfillment of certain of National Transportation’s domestic forwarding business line were recorded within the National Transportation segment effective July 2007. Previously such revenue and related expense were recorded in the YRC Logistics segment. The transfer of this revenue resulted in a decrease of revenue of $27.2 million for 2007 compared to the same period in 2006 with minimal impact on operating income as the corresponding purchased transportation was also transferred. Excluding this revenue, YRC Logistics revenue increased by $40.7 million or 6.7% driven by increases in transportation services and distribution services.

Operating income decreased $8.5 million in 2007 including $3.3 million in reorganization charges in 2007. Despite the 6.7% growth discussed above, in the current year YRC Logistics was challenged with pressure from an economic slowdown which hampered revenue growth as it relates to our expectations. Operating expenses were not reduced as quickly in response to sluggish revenue growth rates. Distribution services however performed better than our other offerings with stronger revenue gains. As a result, operating expenses for this business line increased $5.4 million or 9.7% in 2007 as compared to 2006. Claims and insurance expenses increased approximately $3.6 million in 2007 compared to 2006, primarily attributable to a favorable adjustment in 2006 relating to prior year claims development.

2006 compared to 2005

For the year 2006, YRC Logistics revenue increased by $162.1 million or 36.2% from 2005. A significant portion of this increase is attributable to the USF Logistics acquisition which occurred May 24, 2005. In addition to the acquisition growth, the Global Services and Transportation Services business lines all had significant organic gains (approximately $9 million and $15 million, respectively). Operating income decreased from $15.2 million in 2005 to $13.7 million in 2006 yet reflects $7.0 million in reorganization charges in 2006. Absent these charges operating income would have increased 37.7% from 2005.

In the second quarter of 2006 YRC Logistics decided to relocate substantially all of its operations in Greenwood, Indiana to Overland Park, Kansas. This relocation was completed in 2006 and reorganization charges of $4.2 million were incurred.

In September 2006, YRC Logistics sold its mainland China freight forwarding operations into the joint venture that it maintains with JHJ. YRC Logistics acquired this freight forwarding operation in 2005 as part of the acquisition of GPS Logistics. In 2005 we acquired a 50% stake in the freight forwarding operations of JHJ, which is one of the largest freight forwarders in China. The two organizations had overlapping capabilities in multiple locations in China, and therefore a decision was made to combine the operations to increase operational focus. Reorganization charges of $2.8 million were recorded as a result of the loss on the sale of this subsidiary.

Financial Condition

Liquidity

Our liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, as well as funding working capital requirements and acquisitions. To provide short-term and longer-term liquidity, we maintain capacity under a $1.1 billion unsecured bank credit agreement, which includes a fully drawn $150 million term loan and a $950 million revolving loan, and a $700 million asset backed securitization (“ABS”) facility involving the accounts receivable of Yellow Transportation, Roadway, USF Holland and USF Reddaway.

The following table provides details of the outstanding components and unused capacity under the unsecured revolving credit facility and the ABS facility at December 31:

(in millions)	2007	2006
Capacity:
Revolving loan	$950.0	$850.0
ABS facility	700.0	650.0

Total capacity	1,650.0	1,500.0
Amounts outstanding:
Revolving loan	(5.1)	—
Letters of credit	(473.2)	(482.0)
ABS facility	(180.0)	(225.0)
ABS usage for captive insurance company (see below)	(201.4)	(189.4)

Total outstanding	(859.7)	(896.4)

Unused capacity	$790.3	$603.6

As shown above, the ABS facility permits borrowings of up to $700 million based on qualifying accounts receivable of the Company. However, at December 31, 2007, our underlying accounts receivable supported total capacity under the ABS facility of $598.9 million. Considering this limitation, our unused capacity at December 31, 2007 was $689.2 million.

While the above reflects the stipulated unused capacity per the respective agreements, our borrowing ability is further restricted by our performance covenants, specifically the leverage ratio, that limits total outstanding indebtedness to three times our trailing twelve months earnings before interest, taxes, depreciation and amortization or EBITDA, as defined. Given this requirement, total indebtedness could only have been increased by approximately $245 million at December 31, 2007 despite the unused capacity reflected above in order for us to remain in compliance with the leverage ratio covenant.

YRC Assurance Co. Ltd. (“YRC Assurance”) is the Company’s captive insurance company domiciled in Bermuda and a wholly owned and consolidated subsidiary of YRC Worldwide. YRC Assurance provides insurance services to certain wholly owned subsidiaries of YRC Worldwide. As a part of the structure of YRC Assurance, certain qualifying investments are periodically made by YRC Assurance as defined by Bermuda regulations. These investments can include taking an ownership position in certain receivables that secure our ABS facility. As a result, as shown in the table above, our capacity under the ABS facility is reduced by YRC Assurance’s investment in receivables of $201.4 million at December 31, 2007.

Contingent Convertible Notes

The balance sheet classification of our contingent convertible notes between short-term and long-term is dependent upon certain conversion triggers, as defined in the applicable indentures. At December 31, 2007 and 2006, the conversion triggers had not been met. Accordingly, based on the effective maturity dates pursuant to noteholder put rights as more fully described in Note 6. Debt and Financing, this obligation has been classified as a long-term liability on the accompanying balance sheets.

Credit Rating

As of the date of this filing, the credit rating and outlook assigned to us by the three major rating agencies were as follows:

	Corporate/Issuer Rating	Outlook
Fitch	BB+	Negative
Moody’s	Ba1	Negative
S&P	BB	Negative

A credit rating reflects an assessment by the rating agency of the credit risk associated with a corporate entity or particular securities issued by that entity. Credit ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating risk, and therefore, ratings should be evaluated independently. Lower credit ratings generally result in higher borrowing costs and reduced access to capital markets. The agencies have indicated that our lower ratings are primarily a reflection of the rating agencies’ concerns regarding ongoing weakness in the U.S. economy pressuring our financial performance, specifically cash flow and profitability.

As a result of the credit rating actions by the rating agencies since December 2007, our borrowing costs under our Credit Facility have increased up to .25%. If our credit rating is lowered by Moody’s to Ba2 or by Fitch to BB, our borrowing costs will increase by an additional .25%. Further downgrades by the three major rating agencies would not result in additional increased borrowing costs.

None of our debt agreements require accelerated repayment as a result of lower credit ratings. However, our Contingent Convertible Senior Notes have a conversion right if our note rating is lower than B2 by Moody’s or B by S&P or if the notes are no longer rated by at least one rating service. Despite our existing credit ratings, we believe we will continue to have adequate access to the capital markets sufficient to meet our expected needs for financial flexibility.

Cash Flow Measurements

We use free cash flow as a measurement to determine the amounts available to fund strategic capital allocation alternatives. Free cash flow indicates cash available to fund additional capital expenditures, to reduce outstanding debt (including current maturities), repurchase outstanding common shares, or to invest in our growth strategies. This measurement is used for internal management purposes and should not be construed as a better measurement than net cash from operating activities as defined by generally accepted accounting principles.

The following table illustrates our calculation for determining free cash flow for the years ended December 31:

(in millions)	2007	2006	2005
Net cash from operating activities	$392.6	$532.3	$497.7
Net property and equipment additions	(338.4)	(303.1)	(256.4)
Proceeds from stock options	6.5	5.7	11.2

Free cash flow	$60.7	$234.9	$252.5

Net cash provided by operating activities decreased from 2006 to 2007 and is reflective of our decreased operating results. During 2007 we made pension contributions of $134.3 million and accrued pension expense of $48.7 million versus $72.1 million of pension contributions and accrued pension expense of $61.5 million in 2006. Additionally, we settled certain obligations with multi-employer pension plans and remitted payments of $45.5 million related to this withdrawal liability in 2007 compared to $16.2 million of payments remitted and accrued expense of $13.3 million in 2006. Our accounts receivable declined in the current year due to a combination of lower business volumes and increased efforts at improving our cash collections. Further, in 2007 we received net tax refunds of $48.1 million, included in “Prepaid expenses and other” in the accompanying balance sheets, versus net tax payments in 2006 of $109.5 million.

Net cash provided by operating activities increased $34.6 million from 2005 to 2006. Pre-tax operating income adjusted for non-cash items such as depreciation, amortization and gains/losses on dispositions increased $34.8 million during 2006 as compared to 2005. This earnings-based increase was offset by increases in pension contributions of $23.1 million, interest payments of $27.9 million and income tax payments of $9.1 million. Additionally, positive trends in accounts receivable resulting in cash provided of $42.1 million was offset by a reduction in incentive bonus accruals of $42.0 million. Prepaid amounts decreased by $11.0 million and a USF investment account of $7 million was liquidated, both of which provided cash in 2006.

In 2007, net property and equipment additions increased by $35.3 million compared to 2006. Gross property and equipment additions for 2007 were $393.8 million versus $377.7 million for 2006 with the increase primarily due to technology investments and terminal and facility construction. Revenue equipment purchases of $268.9 million were consistent with 2006 which is in line with our fleet replacement patterns. See a more detailed discussion of 2007 activity below in “Capital Expenditures”.

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

Other than property and equipment activity discussed above, cash used in investing activities in 2007 also includes transaction costs associated with the pending acquisition of Shanghai Jiayu Logistics Co., Ltd. and other immaterial investments. The amounts reported in 2006 include the additional payments of $21.9 million to the seller of GPS Asia and $2.5 million to GPS Logistics (EU) Limited, both under contractual earn-out obligations. The amounts reported for 2005 reflect our acquisition of the USF companies of $742.7 million and our investment in the JHJ joint venture of $46.0 million.

Net cash used in financing activities was $69.7 million in 2007 versus $209.3 million for 2006. The 2007 activity is a result of $35.0 million of treasury stock repurchases, $39.9 million of net debt reduction and $1.3 million of debt issuance costs related to the modification and expansion of our credit facility, offset by stock option proceeds of $6.5 million. The 2006 activity is the result of $20.0 million of treasury stock repurchases and $195.0 million of debt pay down offset by stock option proceeds of $5.7 million. Cash provided by financing activities of $522.5 million in 2005 reflect the borrowings related to the acquisition of the USF companies and stock option proceeds of $11.2 million offset by treasury stock repurchases of $50.0 million.

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

The table below summarizes our actual net capital expenditures by type and investments for the years ended December 31:

(in millions)	2007	2006	2005
Revenue equipment	$261.4	$268.2	$180.4
Land, structures and technology	77.0	34.9	76.0

Total net capital expenditures	338.4	303.1	256.4
Acquisition of companies and affiliates	—	25.6	799.9

Total	$338.4	$328.7	$1,056.3

Capital expenditures for revenue equipment in 2007 were consistent with 2006. Our 2007 technology expenditures increased $11.5 million versus 2006 as we continue to invest in common platforms for our asset-based operating companies. Proceeds on land sales in 2007 were $47.7 million versus $74.6 million in 2006. Capital expenditures for 2006 reflect a full year of revenue equipment purchases for Regional Transportation as well as continued reinvestment in the National Transportation fleet. The 2006 amount also reflects $21.9 million related to the acquisition of GPS Asia. Capital expenditures for 2005 reflect the inclusion of $63.7 million net expenditures of USF activity at Regional Transportation and the cash portion of the USF acquisition of $742.7 million. We expect 2008 net capital spending to approximate $200 to $250 million. We believe our financial condition and access to capital, as they exist today, are adequate to fund our anticipated capital expenditures and future growth opportunities.

Our expectation regarding our ability to fund capital expenditures out of existing financing facilities and cash flow is only our forecast regarding this matter. This forecast may be substantially different from actual results. In addition to the factors previously described in the Forward-Looking Statements section, the following factors could affect levels of capital expenditures: the accuracy of our estimates regarding our spending requirements; the occurrence of any unanticipated acquisition opportunities; changes in our strategic direction; the need to spend additional capital on cost reduction opportunities; the need to replace any unanticipated losses in capital assets and our ability to dispose of excess real estate at our anticipated sales price.

Nonunion Pension Obligations

We provide defined benefit pension plans for certain employees not covered by collective bargaining agreements. The two largest plans are the qualified plans for Yellow Transportation and Roadway. The Yellow Transportation and Roadway qualified plans cover approximately 4,000 employees each. On January 1, 2004, the existing qualified benefit plans were closed to new participants. All new U.S. salaried nonunion employees (except those currently participating in other profit sharing plans) and all YRC Logistics employees now participate in a defined contribution retirement plan.

We expect pension funding and expense to remain an area of management focus over the next several years. The Pension Protection Act of 2006 encourages companies to fully fund their benefit obligation by 2011. Based on discussions with our pension advisors, we made significant contributions in 2007 and expect to continue to accelerate our contributions in the near term to better meet the fully funded requirement. Given the dependence on the economy and the significant amounts involved, pension funding could have a material impact on our liquidity. Using our current plan assumptions, which include an assumed 8.50% return on assets and discount rate of 6.61%, we either recorded or expect to record the following for all YRC sponsored pension plans.

(in millions)	Cash Funding	Pension Expense	Under Funded Status at December 31
2007 Actual	$134.3	$48.7	$137.0
2008 Expected	58.6	34.7	108.2
2009 Expected	46.4	30.3	86.9
2010 Expected	44.9	27.9	62.9

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

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of December 31, 2007. Most of these obligations and commitments have been discussed in detail either in the preceding paragraphs or the notes to the financial statements. The tables do not include expected pension funding as disclosed separately in the previous section.

Contractual Cash Obligations

	Payments Due by Period				Total
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years
Balance sheet obligations:(a)
ABS borrowings	$180.0	$—	$—	$—	$180.0
Current and long-term debt including interest(b)	297.5	582.0	325.5	—	1,205.0
USF Red Star multi-employer pension withdrawal obligation including interest	1.7	3.5	3.5	1.2	9.9
Off balance sheet obligations:
Operating leases	101.7	109.6	37.4	19.2	267.9
Capital expenditures	80.0	—	—	—	80.0

Total contractual obligations	$660.9	$695.1	$366.4	$20.4	$1,742.8

(a)	Total liabilities for unrecognized tax benefits as of December 31, 2007, were $75.9 million and are classified on the Company’s consolidated balance sheet within “Other Current and Accrued Liabilities”.
(b)	Long-term debt maturities are reflected by contractual maturity for all obligations other than the contingent convertible senior notes. These notes are instead presented based on the earliest possible redemption date defined as the first date on which the note holders have the option to require us to purchase their notes.

As previously discussed in “Acquisitions and Investments”, we entered into a definitive agreement to acquire Shanghai Jiayu Logistics Co., Ltd. We anticipate this transaction closing in 2008 at which time we will pay between $29.5 million to $43 million. Further, in 2010 we could pay an additional amount not to exceed $32 million.

We expect in the ordinary course of business that our operating leases will be renewed or replaced as they expire. The leases provide for fixed and escalating rentals and contingent escalating rentals based on the Consumer Price Index not to exceed certain specified amounts. We record rent expense for our operating leases on a straight-line basis over the base term of the lease agreements. In many cases our subsidaries enter into leases and a parent guarantee is issued. The maximum amount of undiscounted future payments under the guarantee are the same as the contractual cash obligations disclosed above.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period				Total
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years
Unused line of credit	$190.9	$—	$599.4	$—	$790.3
Letters of credit	473.2	—	—	—	473.2
Lease guarantees	0.4	—	—	—	0.4
Surety bonds	105.3	0.1	0.1	—	105.5

Total commercial commitments	$769.8	$0.1	$599.5	$—	$1,369.4

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

For shipments in transit, National Transportation and Regional Transportation record revenue based on the percentage of service completed as of the period end and accrue delivery costs as incurred. In addition, National Transportation and Regional Transportation recognize revenue on a gross basis because the entities are the primary obligors even when they use other transportation service providers who act on their behalf. National Transportation and Regional Transportation remain responsible to their customers for complete and proper shipment, including the risk of physical loss or damage of the goods and cargo claims issues. YRC Logistics recognizes revenue upon the completion of services. In certain logistics transactions where YRC Logistics acts as an agent, revenue is recorded on a net basis. Net revenue represents revenue charged to customers less third party transportation costs. Where YRC Logistics acts as principal, it records revenue from these transactions on a gross basis, without deducting transportation costs. Management believes these policies most accurately reflect revenue as earned. Our revenue-related reserves involve three primary estimates: shipments in transit, rerate reserves and uncollectible accounts.

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

Rerate Reserves

At various points throughout our customer invoicing process, incorrect ratings could be identified based on many factors, including weight verifications or updated customer discounts. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. We accrue a reserve for rerating based on historical trends. At December 31, 2007 and 2006, our financial statements included a rerate reserve of $35.7 million and $37.9 million, respectively. The modest decrease in the rerate reserve from 2006 to 2007 resulted primarily from the decrease in operating revenue in 2007.

Uncollectible Accounts

We record an allowance for doubtful accounts primarily based on historical uncollectible amounts. We also take into account known factors surrounding specific customers and overall collection trends. Our process involves performing ongoing credit evaluations of customers, including the market in which they operate and the overall economic conditions. We continually review historical trends and make adjustments to the allowance for doubtful accounts as appropriate. Our allowance for doubtful accounts totaled $34.9 million and $35.7 million as of December 31, 2007 and 2006, respectively.

Claims and Self-Insurance

We are self-insured up to certain limits for workers’ compensation, cargo loss and damage, property damage and liability claims. We measure the liabilities associated with workers’ compensation and property damage and liability claims primarily through actuarial methods that an independent third party performs. Actuarial methods include estimates for the undiscounted liability for claims reported, for claims incurred but not reported and for certain future administrative costs. These estimates are based on historical loss experience and judgments about the present and expected levels of costs per claim and the time required to settle claims. The effect of future inflation for costs is implicitly considered in the actuarial analyses. Actual claims may vary from these estimates due to a number of factors, including but not limited to, accident frequency and severity, claims management, changes in healthcare costs and overall economic conditions. We discount the actuarial calculations of claims liabilities for each calendar year to present value based on the average U.S. Treasury rate, during the calendar year of occurrence, for maturities that match the initial expected payout of the liabilities. As of December 31, 2007 and 2006, we had $478.3 million and $504.4 million accrued for claims and insurance, respectively. The decrease in claims and insurance from 2006 to 2007 is a result of favorable development in prior year workers’ compensation claims and increased payments on property damage and liability claims.

Pension

With the exception of YRC Logistics, Regional Transportation, Reimer and certain of our foreign operations, YRC Worldwide and its operating subsidiaries sponsor qualified and nonqualified defined benefit pension plans for most employees not covered by collective bargaining agreements. YRC Logistics and Regional Transportation do not offer defined benefit pension plans and instead offer retirement benefits through either contributory 401(k) savings plans or profit sharing plans. Effective January 1, 2004, the existing YRC Worldwide qualified defined benefit plans were closed to new participants, and all new U.S. – salaried nonunion employees (except those currently participating in other profit sharing plans) and all YRC Logistics employees participate in a defined contribution retirement plan. We account for pension benefits using actuarial methods based on numerous estimates, including employee turnover, mortality and retirement ages, expected return on plan assets, discount rates, and future salary increases. The most critical of these factors, due to their potential impact on pension cost, are discussed in more detail below.

Return on Plan Assets

The assumption for expected return on plan assets represents a long-term assumption of our portfolio performance that can impact our pension expense. With $929 million of plan assets for the YRC Worldwide funded pension plans, a 50-basis-point decrease in the assumption for expected rate of return on assets would increase annual pension expense by approximately $4.3 million and would have no effect on the underfunded pension liability reflected on the balance sheet.

In determining the expected rate of return on assets, we consider our historical experience in the plans’ investment portfolio, historical market data and long-term historical relationships as well as a review of other objective indices including current market factors such as inflation and interest rates. Although plan investments are subject to short-term market volatility, we believe they are well diversified and closely managed. Our asset allocation as of December 31, 2007 consisted of 64% in equities, 31% in debt securities and 5% in real estate. Our asset allocation as of December 31, 2006 consisted of 65% of equities, 29% of debt securities, 5% of real estate and 1% in other investments. These allocations are consistent with the targeted long-term asset allocation for the plans. Based on various market factors, we have selected an expected rate of return on assets of 8.5% for 2008. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately. The pension trust holds no YRC Worldwide securities.

Discount Rate

The discount rate refers to the interest rate used to discount the estimated future benefit payments to their present value, also referred to as the benefit obligation. The discount rate allows us to estimate what it would cost to settle the pension obligations as of the measurement date, December 31, and impacts the following year’s pension cost. We determine the discount rate by choosing a portfolio of high quality (those rated AA- or higher by Standard & Poors) non-callable bonds such that the coupons and maturities approximate our expected benefit payments. When developing the bond portfolio, there are some years when benefit payments are expected with no corresponding bond maturing. In these instances, we estimated the appropriate bond by interpolating yield characteristics between the bond maturing in the immediately preceding year and the bond maturing in the next available year. This analysis is reperformed on a bi-annual basis. For the years that we do not prepare a bond matching analysis, we utilize a spread against a specific index, the Citigroup Pension Liability Index, which is consistent with the actual spread observed in the year the analysis is performed.

Although the discount rate used requires little judgment, changes in the discount rate can significantly impact our pension cost. For example, a 50-basis-point decrease in our discount rate would increase annual pension expense by approximately $6.0 million and increase our underfunded pension liability reflected in shareholders’ equity by approximately $75.3 million, net of tax, assuming all other factors remain constant. The discount rate can fluctuate considerably over periods depending on overall economic conditions that impact long-term corporate bond yields. At December 31, 2007 and 2006, we used a discount rate of 6.61% and 6.12%, respectively.

Future Salary Increases

We make assumptions of future salary increases for plan participants based on general inflation and cost of living expectations. As pension benefits are based on participants’ earned wages, estimated levels of our future performance also factor into the calculation. We believe these increases require less judgment than other pension estimates but can have a significant impact on our future pension expense. Our 2007 assumed rate of future annual increases of 4.2% reflects the recent experience of our plans.

Gains and Losses

Gains and losses occur due to changes in the amount of either the projected benefit obligation or plan assets from experience different than assumed and from changes in assumptions. We recognize computed amortization of the unrecognized net gain or loss as a component of net pension cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds ten percent of the greater of the benefit obligation or the market-related value of plan assets. If amortization is required, it equals the amount of unrecognized net gain or loss that exceeds the ten percent corridor, amortized over the average remaining service period of active employees.

As of year end 2007, the pension plans have an unrecognized net loss of $19.5 million and a projected benefit obligation of $1,065.9 million. The average remaining service period is approximately 11 years.

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

In 2006, the Pension Protection Act became law and modified both the Internal Revenue Code (as amended, the “Code”) as it applies to multi-employer pension plans and the Employment Retirement Income Security Act of 1974 (as amended, “ERISA”). The Code and ERISA (in each case, as so modified) and related regulations establish minimum funding requirements for multi-employer pension plans. The funding status of these plans is determined by the following factors:

•	the number of participating active and retired employees

•	the number of contributing employers

•	the amount of each employer’s contractual contribution requirements

•	the investment returns of the plans

•	plan administrative costs

•	the number of employees and retirees participating in the plan who no longer have a contributing employer

•	the discount rate used to determine the funding status

•	the actuarial attributes of plan participants (such as age, estimated life and number of years until retirement)

•	the benefits defined by the plan

If any of our multi-employer pension plans fails to:

•	meet minimum funding requirements

•	meet a required funding improvement or rehabilitation plan that the Pension Protection Act may require for certain of our underfunded plans

•	obtain from the IRS certain changes to or a waiver of the requirements in how the applicable plan calculates its funding levels or

•	reduce pension benefits to a level where the requirements are met the Pension Protection Act could require us to make additional contributions to the multi-employer pension plan from five to ten percent of the contributions that our collective bargaining agreement requires until the collective bargaining agreement expires. Our new labor agreement, however, provides that if additional contributions are required, that money designated for certain other benefits would be reallocated to pay for the additional contributions.

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

Funded status of the Central States Plan

The plan administrators and trustees of multi-employer plans do not routinely provide us with current information regarding the status of each multi-employer pension plan’s funding. This will change in the near future because the Pension Protection Act requires multi-employer pension plans to file more current and expanded, routine reports with the IRS, the Department of Labor and other interested parties for plan years beginning after January 1, 2008. At this time, the information that we are providing in this Form 10-K regarding the funding status, funded percentage or our portion of multi-employer plan theoretical withdrawal liabilities is based on publicly available information, which is often dated, and on the limited information available from plan administrators or plan trustees, which may not be independently validated.

The Pension Protection Act provides that certain plans with a funded percentage of less than 65% will be deemed to be in critical status. Plans in critical status must create a rehabilitation plan to exit critical status within periods that the Pension Protection Act prescribes. The Central States Southeast and Southwest Areas Pension Plan (the “Central States Plan”) provides retirement benefits to approximately 41% of our total employees. We believe that the funded percentage of the Central States Plan is approximately 70%. Under the Pension Protection Act, even if the funded percentage exceeds 65%, a plan may be in critical status if it has an accumulated funding deficiency for the current year or certain following years (in each case, excluding the impact of certain IRS permitted extensions of a plan’s amortization of unfunded liabilities).

The IRS has granted the Central States Plan an extension on the amortization of its unfunded liabilities through 2014, subject to Central States Plan improving its funding levels during that period and certain other conditions. Assuming that the Central States Plan meets these conditions, it is expected to meet the minimum funding requirements, as the IRS has modified them, through at least 2014. Even so, we understand that the Central States Plan believes it will be in critical status under the accumulated funding deficiency test. As a result, we understand that the Central States Plan believes that it will adopt a rehabilitation plan within the time periods that the Pension Protection Act requires, which could be prior to the effective date of our new labor agreement with the Teamsters. Our current labor agreement expires on March 31, 2008 and our new labor agreement commences on April 1, 2008. We understand that the Central States Plan believes that the funding levels that the IRS set forth in its amortization extension could form the basis of the rehabilitation plan.

Contingent Withdrawal Liabilities

We believe that our portion of the contingent liability in the case of a full withdrawal or termination from all of the multi-employer pension plans to which we contribute would be an estimated $4 billion on a pre-tax basis. If the Company were subject to withdrawal liability with respect to a plan, ERISA provides that a withdrawing employer can pay the obligation over time determined by the employer’s contribution rate prior to withdrawal, which, in some cases, could be up to 20 years. Even so, our applicable subsidiaries have no current intention of taking any action that would subject us to withdrawal obligations.

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

Depreciable Lives of Assets

We review the appropriateness of depreciable lives for each category of property and equipment. These studies utilize models, which take into account actual usage, physical wear and tear, and replacement history to calculate remaining life of our asset base. We also make assumptions regarding future conditions in determining potential salvage values. These assumptions impact the amount of depreciation expense recognized in the period and any gain or loss once the asset is disposed.

In 2006, we revised the estimated useful lives and salvage values of certain classes of property and equipment to more appropriately reflect how the assets are expected to be used over time. Effective July 1, 2006, we increased revenue equipment lives to a range of ten to twenty years from three to fourteen years and modified certain salvage values. If we had not changed the estimated useful lives and salvage values of such property and equipment, additional depreciation expense of approximately $54.3 million and $26.3 million would have been recorded during the years ended December 31, 2007 and 2006, respectively. Accordingly, the changes in estimates resulted in an increase in income from continuing operations of approximately $54.3 million and $26.3 million (a $34.3 million and $16.0 million increase in net income) for the years ended December 31, 2007 and 2006, respectively. The change in estimate also increased diluted earnings per share by $0.60 and $0.27 for the years ended December 31, 2007 and 2006, respectively.

Goodwill and Indefinite Life Intangibles

Goodwill and indefinite life intangibles are assessed at least annually for impairment, or more frequently if indicators of impairment exist. Goodwill is tested by comparing the aggregate carrying amount of the reporting unit (identified as our reportable segments) to fair value. The fair value is determined primarily based on valuation studies which utilize a discounted cash flow methodology (an income approach). Indefinite life intangibles, primarily tradenames, are tested by comparing the carrying amount to fair value generally using the relief from royalty method (an income approach).

We believe that the accounting estimate related to goodwill and indefinite life intangibles is a critical accounting estimate because (1) it requires our management to make assumptions about fair values, and (2) the impact of recognizing an impairment could be material to our financial position, as well as our results of operations. Management’s assumptions about fair values require considerable judgment because changes in broad economic factors and industry factors can result in variable and volatile fair values. Assumptions with respect to rates used to discount cash flows, a key input, are dependent upon interest rates and the cost of capital at a point in time.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of 2009. Early adoption is not permitted. We are currently evaluating the impact that SFAS 141R and SFAS 160 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earning. SFAS 159 is effective for us beginning in the first quarter of 2008 and will not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

Outlook

In general, economists expect modest growth in capital spending during 2008. U.S. economic growth is projected to slow in the first half of the year, but accelerate in the second half. The median forecast anticipates gross domestic product (“GDP”) to grow but at a below-trend pace of 2.1 to 2.5 percent in 2008 as the economy works through the housing sector contraction and the effect of credit market turbulence. Growth in business capital spending, along with consumer spending, is expected to be slightly lower than 2007. Business spending is expected to continue to benefit from generally solid corporate balance sheets and cash balances accumulated during the recent period of strong corporate profits, but growth is expected to be well below the rates seen in recent years. The price of oil is expected to decline but remain elevated by historical standards. We expect competitive LTL pricing trends to continue during the upcoming year.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Position

We have exposure to a variety of market risks, including the effects of interest rates, foreign exchange rates and fuel prices.

Risk from Interest Rates

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we utilize both fixed rate and variable rate financial instruments with varying maturities. At December 31, 2007, we had approximately 73% of our outstanding debt at fixed rates. If interest rates for our variable rate long-term debt had averaged 10% more during the year, our interest expense would have increased, and income before taxes would have decreased by $2.4 million for the year ended December 31, 2007.

The table below provides information regarding our interest rate risk related to fixed-rate debt as of December 31, 2007. Principal cash flows are by contractual maturity for other than our contingent convertible senior notes. These notes are instead presented based on the earliest possible redemption date defined as the first date on which the note holders have the option to require us to purchase their notes (the “put date”). For the $250 million notes the stated maturity is August 2023 with an initial put date of August 2010 and for the $150 million notes the stated maturity is November 2023 with an initial put date of November 2012. The fair values of our Roadway senior notes, USF senior notes and contingent convertible senior notes have been calculated based on the quoted market prices at December 31, 2007. The market price for the contingent convertible senior notes reflects the combination of debt and equity components of the convertible instrument.

(in millions)	2008	2009	2010	2011	2012	Thereafter	Total	Fair value
Fixed-rate debt	$227.5	$101.0	$406.0	$—	$150.0	$—	$884.5	$856.5
Average interest rate	8.22%	6.5%	6.31%	—	3.38%

Foreign Exchange Rates

Revenue, operating expenses, assets and liabilities of our Canadian, Mexican, Asian, South American and United Kingdom subsidiaries are denominated in local currencies, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not material to our consolidated financial position or results of operations. During 2007, we entered into a foreign currency hedge that matured December 31, 2007. The purpose of this instrument was to effectively hedge our exposure to foreign currency fluctuations on certain intercompany debt with GPS Logistics (EU) Limited, a wholly owned subsidiary. We have continued to hedge this exposure in 2008.

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

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(in thousands except per share data)	December 31, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$58,233	$76,391
Accounts receivable, less allowances of $34,933 and $35,742	1,073,915	1,190,818
Fuel and operating supplies	29,051	26,600
Deferred income taxes, net	41,019	34,261
Prepaid expenses and other	175,316	162,543

Total current assets	1,377,534	1,490,613

Property and Equipment:
Land	449,696	468,119
Structures	1,127,189	1,103,885
Revenue equipment	1,919,443	1,742,897
Technology equipment and software	327,629	283,193
Other	259,834	243,563

	4,083,791	3,841,657
Less – accumulated depreciation	(1,703,318)	(1,571,811)

Net property and equipment	2,380,473	2,269,846

Goodwill	700,659	1,326,583
Intangibles, net	533,327	691,417
Other assets	70,630	73,300

Total assets	$5,062,623	$5,851,759

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$387,740	$397,586
Wages, vacations and employees’ benefits	426,119	413,759
Claims and insurance accruals	167,875	189,657
Other current and accrued liabilities	201,850	134,467
Asset backed securitization borrowings	180,000	225,000
Current maturities of long-term debt	231,955	—

Total current liabilities	1,595,539	1,360,469

Other Liabilities:
Long-term debt, less current portion	822,048	1,058,496
Deferred income taxes, net	521,615	508,715
Pension and postretirement	180,166	349,723
Claims and other liabilities	330,951	381,807
Commitments and Contingencies
Shareholders’ Equity:
Common stock, $1 par value per share – authorized 120,000 shares, issued 61,514 and 60,876 shares	61,514	60,876
Preferred stock, $1 par value per share – authorized 5,000 shares, none issued	—	—
Capital surplus	1,211,956	1,180,578
Retained earnings	471,119	1,115,246
Accumulated other comprehensive income (loss)	12,329	(54,534)
Treasury stock, at cost (4,802 and 3,679 shares)	(144,614)	(109,617)

Total shareholders’ equity	1,612,304	2,192,549

Total liabilities and shareholders’ equity	$5,062,623	$5,851,759

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands except per share data)	2007	2006	2005
Operating Revenue	$9,621,316	$9,918,690	$8,741,557

Operating Expenses:
Salaries, wages and employees’ benefits	5,741,078	5,735,720	5,111,113
Operating expenses and supplies	1,864,957	1,819,030	1,438,426
Purchased transportation	1,089,041	1,090,504	991,157
Depreciation and amortization	255,603	274,184	250,562
Other operating expenses	437,323	435,876	406,348
Gains on property disposals, net	(5,820)	(8,360)	(5,388)
Reorganization and settlements	22,385	26,302	13,029
Impairment charges	781,875	—	—

Total operating expenses	10,186,442	9,373,256	8,205,247

Operating income (loss)	(565,126)	545,434	536,310

Nonoperating (Income) Expenses:
Interest expense	88,760	87,760	63,371
Interest income	(4,372)	(3,127)	(3,506)
Other	2,203	4,845	4,182

Nonoperating expenses, net	86,591	89,478	64,047

Income (Loss) Before Income Taxes	(651,717)	455,956	472,263
Income Tax Provision (Benefit)	(13,336)	179,324	184,133

Net Income (Loss)	$(638,381)	$276,632	$288,130

Weighted Average Common Shares Outstanding - Basic	57,154	57,361	54,358
Weighted Average Common Shares Outstanding - Diluted	57,154	58,339	56,905
Basic Earnings (Loss) Per Share	$(11.17)	$4.82	$5.30
Diluted Earnings (Loss) Per Share	$(11.17)	$4.74	$5.07

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands except per share data)	2007	2006	2005
Operating Activities:
Net income (loss)	$(638,381)	$276,632	$288,130
Noncash items included in net income (loss):
Depreciation and amortization	255,603	274,184	250,562
Impairment charges	781,875	—	—
Deferred income tax provision, net	8,533	161,223	52,600
Loss on sale of subsidiary	—	2,843	—
Gains on property disposals, net	(7,547)	(8,360)	(5,388)
Other noncash items	9,925	9,315	7,093
Changes in assets and liabilities, net:
Accounts receivable	107,497	(26,292)	(68,395)
Accounts payable	(9,320)	(9,618)	(13,185)
Other operating assets	(3,904)	(59,514)	(7,882)
Other operating liabilities	(111,683)	(88,109)	(5,858)

Net cash provided by operating activities	392,598	532,304	497,677

Investing Activities:
Acquisition of property and equipment	(393,763)	(377,687)	(304,718)
Proceeds from disposal of property and equipment	55,339	74,630	48,283
Acquisition of companies	—	(25,627)	(753,892)
Investment in affiliate	—	—	(46,043)
Other	(2,663)	(287)	12,075

Net cash used in investing activities	(341,087)	(328,971)	(1,044,295)

Financing Activities:
Asset backed securitization borrowings, net	(45,000)	(149,970)	374,970
Issuance of long-term debt	155,096	—	190,561
Debt issuance costs	(1,298)	—	(4,245)
Repayment of long-term debt	(150,000)	(45,022)	—
Treasury stock purchases	(34,997)	(19,997)	(49,999)
Proceeds from exercise of stock options	6,530	5,686	11,203

Net cash (used in) provided by financing activities	(69,669)	(209,303)	522,490

Net Decrease In Cash and Cash Equivalents	(18,158)	(5,970)	(24,128)

Cash and Cash Equivalents, Beginning of Year	76,391	82,361	106,489

Cash and Cash Equivalents, End of Year	$58,233	$76,391	$82,361

Supplemental Cash Flow Information:
Income taxes paid (refund), net	$(48,132)	$109,500	$100,354
Interest paid	84,076	90,072	62,145
Issuance of common stock for USF acquisition	—	—	448,125
Employer 401(k) contributions settled in common stock	9,548	7,383	8,332

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands except per share data)	2007	2006	2005
Common Stock
Beginning balance	$60,876	$60,450	$51,303
Exercise of stock options	221	185	368
Issuance of equity awards, net	119	64	23
Issuance of common stock for acquisition	—	—	9,020
Employer contribution to 401(k) plan	298	177	138
Other	—	—	(402)

Ending balance	61,514	60,876	60,450

Capital Surplus
Beginning balance	1,180,578	1,154,654	684,025
Exercise of stock options, including tax benefits	6,309	5,501	10,836
Share-based compensation	14,748	12,265	10,890
Issuance of common stock for acquisition	—	—	439,105
Employer contribution to 401(k) plan	9,250	7,206	7,767
Other, net	1,071	952	2,031

Ending balance	1,211,956	1,180,578	1,154,654

Retained Earnings
Beginning balance	1,115,246	838,614	550,484
Cumulative effect – adoption of FIN 48, “Accounting for Uncertainty in Income Taxes”	(5,746)	-	-
Net income (loss)	(638,381)	276,632	288,130

Ending balance	471,119	1,115,246	838,614

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(54,534)	(27,610)	(33,159)
Adjustment to initially apply SFAS No. 158, net of tax	—	(56,505)	-
Pension, net of tax:
Net pension gains	45,345	—	—
Reclassification of net losses to net income	5,452	—	—
Minimum pension liability adjustment	—	28,000	3,371
Foreign currency translation adjustments	16,066	1,581	2,178

Ending balance	12,329	(54,534)	(27,610)

Treasury Stock, At Cost
Beginning balance	(109,617)	(89,620)	(38,462)
Treasury stock purchases	(34,997)	(19,997)	(49,999)
Employer contribution to 401(k) plan	—	—	427
Forfeited equity awards	—	—	(1,586)

Ending balance	(144,614)	(109,617)	(89,620)

Total Shareholders’ Equity	$1,612,304	$2,192,549	$1,936,488

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF COMPREHENSIVE INCOME

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands except per share data)	2007	2006	2005
Net income (loss)	$(638,381)	$276,632	$288,130
Other comprehensive income, net of tax:
Minimum pension liability adjustment	—	28,000	3,371
Net prior service cost	980	—	—
Net actuarial gains	49,817	—	—
Foreign currency translation adjustments	16,066	1,581	2,178

Other comprehensive income	66,863	29,581	5,549

Comprehensive income (loss)	$(571,518)	$306,213	$293,679

The notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

YRC Worldwide Inc. and Subsidiaries

Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. The Company adopted the name YRC Worldwide in January 2006 to reflect the fact that its services have expanded to encompass logistics as well as global, national and regional transportation. Our operating subsidiaries include the following:

•

YRC National Transportation (“National Transportation”) is a holding company for our transportation service providers focused on business opportunities in regional, national and international services. National Transportation is comprised of Yellow Transportation and Roadway. These companies each provide for the movement of industrial, commercial and retail goods, primarily through regionalized and centralized management and customer facing organizations. National Transportation also includes Reimer Express Lines, a Roadway subsidiary located in Canada that specializes in shipments into, across and out of Canada. Approximately 37% of National Transportation shipments are completed in two days or less. In addition to the United States (“U.S.”) and Canada, National Transportation also serves parts of Mexico, Puerto Rico and Guam.

•

YRC Regional Transportation (“Regional Transportation”) is a holding company for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of New Penn Motor Express (“New Penn”), USF Holland and USF Reddaway. These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the United States; Quebec, Canada; Mexico and Puerto Rico. USF Glen Moore, a provider of truckload services throughout the U.S., is also a subsidiary of Regional Transportation. Approximately 90% of Regional Transportation less-than-truckload shipments are completed in two days or less. In 2006, Regional Transportation also included USF Bestway. In February 2007, the majority of USF Bestway’s operations were consolidated into USF Reddaway.

•

YRC Logistics (formerly Meridian IQ) plans and coordinates the movement of goods worldwide to provide customers a single source for logistics management solutions. YRC Logistics delivers a wide range of global logistics management services, with the ability to provide customers improved return-on-investment results through flexible, fast and easy-to-implement logistics services and technology management solutions.

1. Principles of Consolidation and Summary of Accounting Policies

The accompanying consolidated financial statements include the accounts of YRC Worldwide and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We report on a calendar year basis. The quarters of the Regional Transportation companies (with the exception of New Penn) consist of thirteen weeks that end on a Saturday either before or after the end of March, June and September, whereas all other operating segment quarters end on the natural calendar quarter end. Investments in non-majority owned affiliates where the entity is either not a variable interest entity or YRC Worldwide is not the primary beneficiary are accounted for on the equity method. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

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

At December 31, 2007, after giving consideration to the February 2008 contract ratification, approximately 70% of our labor force is subject to collective bargaining agreements, which predominantly expire in 2013.

Revenue Recognition

For shipments in transit, National Transportation and Regional Transportation record revenue based on the percentage of service completed as of the period end and accrue delivery costs as incurred. In addition, National Transportation and Regional Transportation recognize revenue on a gross basis because the entities are the primary obligors even when they use other transportation service providers who act on their behalf. National Transportation and Regional Transportation remain responsible to their customers for complete and proper shipment, including the risk of physical loss or damage of the goods and cargo claims issues. We assign pricing to bills of lading at the time of shipment based primarily on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. At various points throughout our process, incorrect ratings could be identified based on many factors, including weight verifications or updated customer discounts. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. We accrue a reserve for rerating based on historical trends.

YRC Logistics recognizes revenue upon the completion of services. In certain transactions where YRC Logistics acts as an agent, revenue is recorded on a net basis. Net revenue represents revenue charged to customers less third party transportation costs. Where YRC Logistics acts as principal, it records revenue from these transactions on a gross basis, without deducting transportation costs. Management believes these policies most accurately reflect revenue as earned.

Foreign Currency

Our functional currency is the U.S. dollar, whereas, our foreign operations utilize the local currency as their functional currency. Accordingly, for purposes of translating foreign subsidiary financial statements to the U.S. dollar reporting currency, assets and liabilities of our foreign operations are translated at the fiscal year end exchange rates and income and expenses are translated at the average exchange rates for the fiscal year. Foreign currency gains and losses resulting from foreign currency transactions resulted in a $5.4 million loss during 2007 and is included in other nonoperating expense in the accompanying consolidated statement of operations. The amounts for 2006 and 2005 were not material.

Financial and Derivative Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximates their fair value due to the short-term nature of these instruments.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires companies to recognize all derivative financial instruments as either assets or liabilities at their fair value. During 2007, we entered into a forward contract to hedge our exposure to foreign currency risk related to an intercompany note between a U.S. subsidiary and a United Kingdom subsidiary. This contract expired December 31, 2007 and did not have a material impact to our operations. We have continued to hedge this exposure in 2008.

Claims and Insurance Accruals

Claims and insurance accruals, both current and long-term, reflect the estimated cost of claims for workers’ compensation, cargo loss and damage, and property damage and liability that insurance does not cover. We base reserves for workers’ compensation and property damage and liability claims primarily upon actuarial analyses that independent actuaries prepare. These reserves are discounted to present value using a risk-free rate at the date of occurrence. The risk-free rate is the U.S. Treasury rate for maturities that match the expected payout of such claims. The process of determining reserve requirements utilizes historical trends and involves an evaluation of accident frequency and severity, claims management, changes in health care costs and certain future administrative costs. The effect of future inflation for costs is implicitly considered in the actuarial analyses. Adjustments to previously established reserves are included in operating results in the year of adjustment. As of December 31, 2007 and 2006, we had $478.3 million and $504.4 million, respectively, accrued for claims and insurance.

During the year ended December 31, 2006, we received $4.0 million of business-interruption insurance recoveries related to the August 2005 hurricane Katrina. This amount has been classified as revenue in the accompanying consolidated statement of operations for our National Transportation segment.

Stock-Based Compensation

We have various stock-based employee compensation plans, which are described more fully in the “Stock Compensation Plans” note. We have a long-term incentive and equity award plan, which is shareholder approved, that authorized the issuance of up to a total of 3.43 million shares and provides for awards to be made in cash and performance share units at the discretion of the Board of Directors. Though not widely used, this plan also provides for the award of options. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as amended (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost relative to options was recognized in the Statement of Operations for the year ended December 31, 2005, as all options granted under our plan had an exercise price equal to the market value of the underlying common stock on the date of grant. During the year ended December 31, 2005, we recognized expense for performance share units (“nonvested shares”) on a straight-line basis over the respective vesting period and performance period, if applicable, based on the grant date fair value. Effective, January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, in addition to the compensation costs related to nonvested shares, compensation cost recognized during the years ended December 31, 2007 and 2006 also includes: (a) compensation cost for all share-based payments (i.e. options) granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, if any, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before income taxes is $1.3 million lower for the year ended December 31, 2006, and net income is $0.8 million lower for the year ended December 31, 2006, than if we had continued to account for share-based compensation under APB 25. The impact of the adoption of SFAS No. 123(R) on basic and diluted earnings per share for the year ended December 31, 2006 is $0.01 per share. The adoption of SFAS No. 123(R) was not material to our 2007 operating results.

Option Value Information

We estimated the pro forma calculations in the table below using the Black-Scholes option pricing model with the following weighted average assumptions:

2005
Dividend yield	—%
Expected volatility	34.0%
Risk-free interest rate	4.4%
Expected option life (years)	2.7
Fair value per option	$11.62

Pro forma information is not presented for 2007 or 2006 as we adopted SFAS No. 123(R) effective January 1, 2006, and would have recorded expense for any option awards. No such options were awarded during 2007 or 2006.

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

(in millions except per share data)	2005
Net income – as reported	$288.1
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.0)

Pro forma net income	$287.1

Basic earnings per share
Net income – as reported	$5.30
Net income – pro forma	5.28
Diluted earnings per share:
Net income – as reported	$5.07
Net income – pro forma	5.05

Property and Equipment

We carry property and equipment at cost less accumulated depreciation. We compute depreciation using the straight-line method based on the following service lives:

Years
Structures	10–30
Revenue equipment	10–20
Technology equipment and software	3–7
Other	3–10

We charge maintenance and repairs to expense as incurred, and capitalize replacements and improvements when these costs extend the useful life of the asset. We utilize certain terminals and equipment under operating leases. Leasehold improvements are capitalized and amortized over the original lease term.

Our investment in technology equipment and software consists primarily of customer service and freight management equipment and related software. We capitalize certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software, payroll and payroll-related costs for employees directly associated with the project. For the years ended December 31, 2007, 2006 and 2005, we capitalized $26.8 million, $14.7 million, and $8.2 million, respectively, which were primarily payroll and payroll-related costs.

In 2006, we revised the estimated useful lives and salvage values of certain classes of property and equipment to more appropriately reflect how the assets are expected to be used over time. Effective July 1, 2006, we increased revenue equipment lives to a range of ten to twenty years from three to fourteen years and modified certain salvage values. If we had not changed the estimated useful lives and salvage values of such property and equipment, additional depreciation expense of approximately $54.3 million and $26.3 million would have been recorded during the years ended December 31, 2007 and 2006, respectively. Accordingly, the changes in estimates resulted in an increase in income from continuing operations of approximately $54.3 million and $26.3 million (a $34.3 million and $16.0 million increase in net income) for the years ended December 31, 2007 and 2006, respectively. The change in estimate also increased diluted earnings per share by $0.60 and $0.27 for the years ended December 31, 2007 and 2006, respectively.

For the years ended December 31, 2007, 2006, and 2005, depreciation expense was $237.3 million, $251.7 million, and $232.1 million, respectively.

Impairment of Long-Lived Assets

If facts and circumstances indicate that the carrying amount of identifiable amortizable intangibles and property, plant and equipment may be impaired, we would perform an evaluation of recoverability in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If an evaluation were required, we would compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a reduction to the carrying amount is required. The carrying amount of an impaired asset would be reduced to fair value.

Asset Retirement Obligations

We record estimated liabilities for the cost to remove underground storage tanks and to return leased property to its original condition at the end of a lease term. Revisions to these liabilities for such costs may occur due to changes in the estimates for fuel tank removal costs and real property lease restoration costs, or changes in regulations or agreements affecting these obligations. Our accrual also includes amounts for restoration of U.S. federal “Superfund” sites. When we have been identified as a potentially responsible party in a Superfund site, we accrue our share of the estimated remediation costs of the site based on the ratio of the estimated volume of waste contributed to the site by us to the total volume of waste at the site. At December 31, 2007 and 2006, our estimated asset retirement obligations totaled $7.6 million and $7.2 million, respectively. These amounts are included in “Other current and accrued liabilities” in the accompanying consolidated balance sheet.

Assets Held for Sale

When we plan to dispose of property by sale, the asset is carried in the financial statements at the lower of the carrying amount or estimated fair value, less cost to sell, and is reclassified to assets held for sale. Additionally, after such reclassification, there is no further depreciation taken on the asset. In order for an asset to be classified as held for sale, management must approve and commit to a formal plan, the sale should be anticipated during the ensuing year and the asset must be actively marketed, be available for immediate sale, and meet certain other specified criteria. At December 31, 2007 and 2006, the net book value of assets held for sale was approximately $28 million and $43 million, respectively. This amount is included in “Property and equipment” in the accompanying consolidated balance sheet.

Reorganization and Settlements

Reorganization and settlements in 2007 included severance and acceleration of stock-based compensation related to certain terminated executives of $10.7 million, other USF Bestway closure related charges of $4.0 million and costs associated with the YRC Logistics name change of $1.4 million. Reorganization and settlements in 2006 included $13.3 million due to the unsuccessful abatement of a multi-employer pension plan withdrawal liability related to USF Red Star. $1.8 million related to a reduction in workforce and $2.8 million related to the loss on the sale of Meridian IQ China Co., Ltd. Reorganization and settlements in 2005 included $4.0 million in executive severance, $6.4 million in operational shutdown costs, and $2.6 million in restructuring costs related primarily to the acquisition of USF Corporation (“USF”).

Reclassifications

Certain amounts within the prior year have been reclassified to conform with the current year presentation. We reclassed certain deferred tax amounts related to our captive insurance company to reflect the amounts on a net basis versus a gross basis. This change in presentation results in a decrease to deferred income taxes in both current assets and other liabilities of $100.5 million at December 31, 2006.

2. Acquisitions

In accordance with SFAS No. 141, Business Combinations, we allocate the purchase price of our acquisitions to the tangible and intangible assets and liabilities of the acquired entity based on their fair values. We record the excess purchase price over the fair values as goodwill. The fair value assigned to intangible assets acquired is based on valuations that independent third party appraisal firms prepared using estimates and assumptions provided by management.

The results of the entities acquired as discussed below have been included in our financial statements since the respective date of acquisition.

USF Corporation

On May 24, 2005, YRC Worldwide completed the acquisition of USF, headquartered in Chicago, IL, through the merger (the “Merger”) of a wholly owned subsidiary of YRC Worldwide with and into USF, resulting in USF becoming a wholly owned subsidiary of YRC Worldwide. USF, a leader in the transportation industry, specialized in delivering comprehensive supply chain management solutions, including high-value next-day, regional and national LTL transportation, third-party logistics, and premium regional and national truckload transportation. The company serves the North American market, including the United States, Canada and Mexico, as well as the U.S. territories of Puerto Rico and Guam under the following brands: USF Holland, USF Reddaway, USF Glen Moore and USF Logistics (now part of YRC Logistics). The acquisition further advanced YRC Worldwide as one of the leading transportation services companies in the world. The combined entity offers customers a broad range of transportation services including next day, inter-regional, national and international capabilities.

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

Of the $253.0 million of acquired intangible assets, $156.4 million was assigned to trade names that are not subject to amortization. The remaining $96.6 million of acquired intangible assets has a weighted-average useful life of approximately thirteen years. The intangible assets that make up that amount include customer relationships of $88.4 million (fourteen-year weighted average useful life) and computer software of $8.2 million (five-year weighted average useful life). The $695.5 million of goodwill was assigned to the Regional Transportation and YRC Logistics segments in the amounts of $585.5 million and $110.0 million, respectively. None of the goodwill is expected to be deductible for tax purposes. (See Note 3. Goodwill and Intangibles for a discussion of the 2007 impairment charges.)

In connection with the acquisition and our overall business strategy, on June 20, 2005 we announced the planned shut down of USF Dugan, a subsidiary of USF, effective July 11, 2005. Additionally, we have significantly reduced the personnel requirements in

Chicago, IL, USF’s former headquarters and centralized several support services functions. As a result of these planned events, we incurred $45.6 million in 2005 and an additional $8.4 million in 2006 of restructuring costs as a result of severance (administrative, sales and operations personnel primarily from USF Dugan and the former USF corporate office) and contract terminations. We have recognized these costs as a liability assumed as of the acquisition date, resulting in additional goodwill. These restructuring costs consisted of $30.9 million of employee termination (including wages, health benefits and outplacement services) for approximately 1,720 employees and $23.1 million for contract terminations and other closure activities. All of these restructuring items were contemplated at the acquisition date and were effectuated within one year of the acquisition in accordance with purchase accounting requirements.

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the USF acquisition had occurred as of the beginning of the period presented for the year ended December 31.

(in millions except per share data)	2005
Revenue	$9,699.8
Net income	269.0
Diluted earnings per share	$4.45

The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to interest expense and amortization expense, net of tax. Included in the pro forma results is approximately $18.3 million ($11.0 million net of tax) of acquisition charges that USF incurred that are considered unusual. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of YRC Worldwide that would have been reported had the acquisition been completed as of the date presented, and should not be taken as representative of the future consolidated results of operations of YRC Worldwide.

GPS Logistics, LLC

In March 2005, YRC Logistics exercised and closed its option to purchase GPS Logistics Group Ltd., the Asian freight forwarding operations of GPS Logistics and in turn, made a payment of $5.7 million ($3.2 million net of cash acquired). Under the terms of the original purchase agreement, this payment was subject to subsequent upward and downward adjustments based on the financial performance of the Asia business through March 2007. Additional earn-out payments could have been required based on the financial performance of the Asia business during the period March 2007 to March 2009.

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

JHJ International Transportation Co., Ltd.

On September 1, 2005, we completed the purchase of a 50% equity interest in JHJ International Transportation Co., Ltd., (“JHJ”), a Shanghai, China-based freight forwarder, with a purchase price of $46 million including transaction costs which is presented in other assets in the consolidated balance sheet. The Company accounts for it’s ownership in JHJ using the equity method of accounting. As of December 31, 2007, the excess of the Company’s investment over the Company’s interest in JHJ’s equity is approximately $24 million. As part of our 2006 impairment review process, we determined the fair value of our investment in JHJ exceeded its carrying value and as such, we recorded an impairment charge of $2.4 million in December 2006. This amount is included in other nonoperating expense in the accompanying consolidated statement of operations. No impairment was recognized in 2007.

Other

In June 2006, YRC Logistics acquired a company in Chile and formed a company in Colombia, in each case to support contractual customer activities. The collective purchase price and formation costs are not significant, and the pro forma effects of this activity are not material to our results of operations.

In September 2006, YRC Logistics sold Meridian IQ China Co., Ltd., a 100% owned subsidiary that conducted a freight forwarding business in mainland China, to JHJ International Transportation Co., Ltd., an entity in which the Company owns a 50% equity interest. The proceeds, in the form of a promissory note, were approximately $4.0 million and resulted in a loss on disposition of approximately $2.8 million. Payment on the promissory note was received in full in December 2006.

3. Goodwill and Intangibles

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. In accordance with SFAS No. 142, we test goodwill for impairment on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. First, a comparison of the fair value of the applicable reporting unit with their aggregate carrying values, including goodwill, is performed. We generally determine the fair value of our reporting units using the income approach valuation methodology that includes a discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step includes comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

We performed our annual impairment test of goodwill during the fourth quarter based on market conditions as of the beginning of our fourth quarter in 2007 and determined that our Regional Transportation segment goodwill was impaired requiring a charge of $638.6 million. No tax benefit was recognized on the goodwill impairment charge. The impairment was primarily due to decreased operating income, both actual and forecasted, the estimated timing of economic recovery of this sector triangulated with a specific, point-in-time fair value using current market conditions. Impairment tests performed during the fourth quarter of 2006 and 2005 indicated that no goodwill impairment was necessary based on the conditions at those times.

The following table shows the changes in the carrying amount of goodwill attributable to each applicable segment:

(in millions)	National Transportation	Regional Transportation	YRC Logistics	Total
Balances at December 31, 2005	$539.9	$526.0	$164.9	$1,230.8
Final purchase price allocation	—	118.1	(21.4)	96.7
Goodwill resulting from acquisitions	—	—	25.3	25.3
Disposition of Meridian IQ China	—	—	(6.4)	(6.4)
Tax related purchase accounting adjustments	(9.1)	(8.4)	(3.5)	(21.0)
Change in foreign currency exchange rates	0.1	—	1.1	1.2

Balances at December 31, 2006	$530.9	$635.7	$160.0	$1,326.6
Tax related purchase accounting adjustments	9.1	2.9	(2.2)	9.8
Impairment charge	—	(638.6)	—	(638.6)
Change in foreign currency exchange rates	2.7	—	0.2	2.9

Balances at December 31, 2007	$542.7	$—	$158.0	$700.7

During 2007 and 2006, adjustments were made to deferred taxes at Roadway (included in National Transportation), Regional Transportation and USF Logistics (a part of YRC Logistics) relating to pre-acquisition balances. In addition, in conjunction with our adoption of FIN 48, “Accounting for Uncertainty in Income Taxes”, we adjusted certain pre-acquisition deferred tax amounts. In accordance with purchase accounting rules, all of these adjustments were offset to goodwill.

During the six months ended June 30, 2006, we finalized the purchase price allocation for the USF acquisition. As a part of this process, additional amounts were recognized as goodwill including approximately $55.1 million related to deferred taxes, $8.4 million of restructuring charges and $4.3 million related to the USF Red Star multi-employer pension plan withdrawal liabilities (See Commitments, Contingencies and Uncertainties footnote). Additionally, the allocation of goodwill between USF Logistics and the remaining USF companies was finalized resulting in a $28.2 million reclassification from USF Logistics (a part of the YRC Logistics segment) to the remaining USF companies (a part of the Regional Transportation segment). The final purchase price allocation also resulted in additional deferred taxes of $4.0 million for USF Logistics. Goodwill resulting from acquisitions during the year ended December 31, 2006 included $21.9 million related to GPS Asia and $2.5 million GPS Logistics (EU) Limited contractual payments. Both of these transactions are included in the YRC Logistics segment.

The components of amortizable intangible assets are as follows at December 31:

		2007		2006
(in millions)	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	15.3	$215.7	$51.0	$214.0	$34.9
Marketing related	5.6	4.4	2.9	4.4	1.6
Technology based	5.0	25.7	21.7	25.6	19.4

Intangible assets		$245.8	$75.6	$244.0	$55.9

Total marketing related intangible assets with indefinite lives, primarily tradenames, were $363.1 million and $503.3 million as of December 31, 2007 and 2006, respectively. These intangible assets are not subject to amortization, but are subjected to an impairment test at least annually and as triggering events may occur. The impairment test for tradenames consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset. In making this assessment, we utilized the relief from royalty method, an income approach, that includes assumptions as to future revenue, applicable royalty rate and cost of capital, among others. As a part of this 2007 process, we determined that an impairment charge of $66.7 million ($42.8 million, net of tax) was necessary related to the USF tradename (included in the Regional Transportation segment) and $76.6 million ($48.3 million, net of tax) related to the Roadway tradename (included in the National Transportation segment.) We did not recognize an impairment charge related to tradenames during 2006 or 2005.

Amortization expense, recognized on a straight line basis, for intangible assets was $18.3 million, $22.5 million and $18.5 million for the years ending December 31, 2007, 2006 and 2005, respectively. Estimated amortization expense for the next five years is as follows:

(in millions)	2008	2009	2010	2011	2012
Estimated amortization expense	$17.5	$17.3	$14.7	$13.7	$13.7

4. Restructuring

During the year ended December 31, 2007, we announced several changes in our operations and incurred related restructuring charges. These organizational changes initially included bringing the management of Yellow Transportation and Roadway under one organization established as YRC National Transportation. We incurred employee separation charges related to these changes.

In 2007, we also announced the consolidation of USF Reddaway and USF Bestway, two subsidiaries within our Regional Transportation segment. As part of the consolidation, effective February 12, 2007, we no longer market the USF Bestway brand. We incurred certain restructuring and other closure related charges in conjunction with this organizational change consisting primarily of employee separation and contract termination costs.

A final 2007 change resulted from YRC Logistics announcing the closure of its Montgomery, Alabama flow through and warehousing facility.

As a part of our 2005 acquisition of USF, we closed an operating subsidiary (USF Dugan) and consolidated certain administrative functions and locations. We incurred restructuring and other closure related charges related to these actions as more fully described in Note 2. Acquisitions. During 2007, we have continued to make payments under these obligations.

We reassess the accrual requirements under the above restructuring efforts at the end of each reporting period. Restructuring charges are included in the “Reorganization and settlements” line in the consolidated Statements of Operations. A rollforward of the restructuring accrual is set forth below:

(in millions)	Employee Separation	Contract Termination and Other Costs	Total
Balance at December 31, 2005	$2.4	$5.3	$7.7
Restructuring charges	1.6	6.8	8.4
Payments	(3.0)	(5.6)	(8.6)

Balance at December 31, 2006	1.0	6.5	7.5
Restructuring charges	8.9	2.4	11.3
Adjustments (a)	(0.5)	(2.9)	(3.4)
Payments	(5.8)	(3.6)	(9.4)

Balance at December 31, 2007	$3.6	$2.4	$6.0

(a)	Included in adjustments are amounts credited to goodwill in accordance with purchase accounting requirements and reduction to severance accruals.

5. Employee Benefits

Pension and Other Postretirement Benefit Plans

Qualified and Nonqualified Defined Benefit Pension Plans

With the exception of YRC Logistics, Regional Transportation, Reimer and certain of our other foreign subsidiaries, YRC Worldwide and its operating subsidiaries sponsor qualified and nonqualified defined benefit pension plans for most employees not covered by collective bargaining agreements (approximately 8,000 employees). Qualified and nonqualified pension benefits are based on years of service and the employees’ covered earnings. Employees covered by collective bargaining agreements participate in various multi-employer pension plans to which YRC Worldwide contributes, as discussed later in this section. YRC Logistics and Regional Transportation do not offer defined benefit pension plans and instead offer retirement benefits through either contributory 401(k) savings plans or profit sharing plans, as discussed later in this footnote. Effective January 1, 2004, all new U.S. salaried nonunion employees (except those currently participating in other profit sharing plans) and all YRC Logistics employees participate in a new defined contribution retirement plan. The existing YRC Worldwide defined benefit pension plans closed to new participants effective January 1, 2004.

Our actuarial valuation measurement date for our pension plans and postretirement benefit plan is December 31.

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

	At December 31, 2006		As Reported at December 31, 2006
(in millions)	Prior to Application of SFAS No. 158	Effect of Adopting SFAS No. 158
Intangible asset	$9.2	$(9.2)	$—
Pension and postretirement liabilities	(256.9)	(80.3)	(337.2)
Deferred income tax asset	3.7	33.0	36.7
Accumulated other comprehensive loss, net of tax	$(5.7)	$(56.5)	$(62.2)

Funded Status

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2007 and 2006 and the accumulated benefit obligation at December 31, 2007 and 2006 is as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at prior year end	$1,104.8	$1,110.8	$34.4	$34.7
Service cost	39.3	44.2	0.4	0.5
Interest cost	65.5	63.4	1.9	1.9
Participant contributions	—	—	1.6	1.4
Benefits paid	(77.3)	(82.3)	(4.6)	(4.3)
Actuarial (gain) loss	(69.7)	(28.7)	(1.4)	0.2
Special termination benefit cost	1.5	—	—	—
Other	1.8	(2.6)	—	—

Benefit obligation at year end	$1,065.9	$1,104.8	$32.3	$34.4

Change in plan assets:
Fair value of plan assets at prior year end	$802.0	$714.6	$—	$—
Actual return on plan assets	67.8	97.6	—	—
Employer contributions	134.3	72.1	3.0	2.9
Participant contributions	—	—	1.6	1.4
Benefits paid	(77.3)	(82.3)	(4.6)	(4.3)
Other	2.1	—	—	—

Fair value of plan assets at year end	$928.9	$802.0	$—	$—

Funded status at year end	$(137.0)	$(302.8)	$(32.3)	$(34.4)

The underfunded status of the plans of $169.3 and $337.2 million at December 31, 2007 and 2006, respectively, is recognized in the accompanying consolidated balance sheet as shown in the table below. No plan assets are expected to be returned to the Company during the fiscal year-ended December 31, 2008.

Benefit Plan Obligations

Amounts recognized in the consolidated balance sheets at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2007	2006	2007	2006
Noncurrent assets	$5.8	$5.0	$—	$—
Current liabilities	3.5	1.0	—	—
Noncurrent liabilities	$139.3	$306.8	$32.3	$34.4

Amounts recognized in accumulated other comprehensive income at December 31 consist of:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2007	2006	2007	2006
Net actuarial loss (gain)	$19.5	$97.0	$(5.7)	$(4.5)
Prior service cost	4.6	5.9	0.3	0.5

	$24.1	$102.9	$(5.4)	$(4.0)

As shown above, included in accumulated other comprehensive income at December 31, 2007 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $4.9 million ($3.1 million, net of tax) and unrecognized actuarial losses of $13.8 million ($8.7 million, net of tax). The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2008 is $1.5 million ($0.9 million, net of tax) and $1.7 million ($1.0 million, net of tax), respectively.

The total accumulated benefit obligation for all plans was $977.8 million and $979.0 million at December 31, 2007 and 2006, respectively.

Information for pension plans with an accumulated benefit obligation (“ABO”) in excess of plan assets at December 31:

	2007			2006
(in millions)	ABO Exceeds Assets	Assets Exceed ABO	Total	ABO Exceeds Assets	Assets Exceed ABO	Total
Projected benefit obligation	$505.9	$560.0	$1,065.9	$1,098.5	$6.3	$1,104.8
Accumulated benefit obligation	427.8	517.7	945.5	939.3	5.3	944.6
Fair value of plan assets	395.5	533.4	928.9	790.7	11.3	802.0

Assumptions

Weighted average actuarial assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Discount rate	6.61%	6.12%	6.61%	6.12%
Rate of increase in compensation levels	4.2%	3.77%	—	—

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	6.12%	5.75%	5.75%	6.12%	5.75%	5.75%
Rate of increase in compensation levels	3.74%	3.77%	3.77%	—	—	—
Expected rate of return on assets	8.75%	8.75%	8.75%	—	—	—

The discount rate refers to the interest rate used to discount the estimated future benefit payments to their present value, also referred to as the benefit obligation. The discount rate allows us to estimate what it would cost to settle the pension obligations as of the measurement date, December 31, and is used as the interest rate factor in the following year’s pension cost. We determine the discount rate by choosing a portfolio of high quality (those rated AA- or higher by Standard & Poors) non-callable bonds such that the coupons and maturities approximate our expected benefit payments. When developing the bond portfolio, there are some years when benefit payments are expected with no corresponding bond maturing. In these instances, we estimated the appropriate bond by interpolating yield characteristics between the bond maturing in the immediately proceeding year and the bond maturing in the next available year. This analysis is performed on a biannual basis.

In determining the expected rate of return on assets, we consider our historical experience in the plans’ investment portfolio, historical market data and long-term historical relationships as well as a review of other objective indices including current market factors such as inflation and interest rates. Although plan investments are subject to short-term market volatility, we believe they are well diversified and closely managed. Our asset allocation as of December 31, 2007 consisted of 64% in equities, 31% in debt securities and 5% in real estate. Our asset allocation as of December 31, 2006 consisted of 65% of equities, 29% of debt securities, 5% of real estate and 1% in other investments. These allocations are consistent with the targeted long-term asset allocation for the plans. Based on various market factors, we have selected an expected rate of return on assets of 8.5% for 2008. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately. The pension trust holds no YRC Worldwide securities.

Future Contributions and Benefit Payments

We expect to contribute approximately $58.6 million to our pension plans in 2008.

Expected benefit payments for each of the next five years ended December 31 are as follows:

(in millions)	2008	2009	2010	2011	2012	2013-2017
Expected benefit payments	$49.3	$52.3	$55.6	$60.5	$66.3	$416.0

Pension and Other Postretirement Costs

The components of our net periodic pension cost, other postretirement costs and other amounts recognized in other comprehensive income for the years ended December 31, 2007, 2006 and 2005, were as follows:

	Pension Costs			Other Postretirement Costs
(in millions)	2007	2006	2005	2007	2006	2005
Net periodic benefit cost:
Service cost	$39.3	$44.2	$42.8	$0.4	$0.5	$0.6
Interest cost	65.5	63.4	60.4	1.9	1.9	1.9
Expected return on plan assets	(69.7)	(59.0)	(55.8)	—	—	—
Amortization of prior service cost	1.4	1.5	1.5	0.2	0.2	0.2
Amortization of net loss	7.9	11.4	10.7	(0.2)	(0.1)	(0.2)
Settlement cost	4.3	—	—	—	—	—

Net periodic pension cost	$48.7	$61.5	$59.6	$2.3	$2.5	$2.5

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net gain	$(77.5)	$(48.5)		$(1.2)	$(0.2)
Prior service cost	(1.3)	4.1		(0.2)	0.2

Total recognized in other comprehensive income	(78.8)	(44.4)		(1.4)	—

Total recognized in net periodic benefit cost and other comprehensive income	$(30.1)	$17.1		$0.9	$2.5

During the year ended December 31, 2007, certain executives separated from the Company resulting in special termination benefit costs of $1.5 million and settlement costs of $2.8 million. These amounts are presented above as settlement costs of $4.3 million and are classified as “Reorganization and settlements” in the accompanying consolidated statement of operations.

During the years ended December 31, 2007, 2006 and 2005, the income tax provision related to amounts in other comprehensive income (net gain and prior service cost) was $29.4 million, $16.4 million and $2.2 million, respectively.

Other Postretirement Benefit Plans

Assumed health care cost trend rates at December 31 are as follows:

	2007	2006
Health care cost trend used in the current year	8.0%	9.0%
Health care cost trend rate assumed for next year	7.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2010	2010

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

A one-percentage-point decrease in assumed health care cost trend rates would have the following effects:

(in millions)	2007
Effect on total of service and interest cost	$0.1
Effect on postretirement benefit obligation	1.7

The estimated employer contributions during the year ended December 31, 2008 are approximately $4.5 million.

Expected benefit payments for each of the next five years ended December 31 are as follows:

(in millions)	2008	2009	2010	2011	2012	2013-2017
Expected benefit payments	$4.5	$4.6	$4.7	$4.8	$4.3	$14.8

Executive Supplemental Retirement Benefits

We maintain individual benefit arrangements for a limited number of current and former senior executives that is accounted for in accordance with APB No. 12, “Deferred Compensation Contracts”. The obligation is unfunded and is actuarially determined using a discount rate of 8.25%, a lump sum rate based on the Moody’s bond rate and the RP-2000 mortality table. At December 31, 2007 and 2006, we have accrued $10.5 million ($1.9 million as a short-term obligation) and $8.5 million, respectively, for this plan. The long-term obligation is classified in noncurrent pension and postretirement liabilities in the accompanying balance sheets.

Multi-Employer Plans

Yellow Transportation, Roadway, New Penn, USF Holland and USF Reddaway contribute to approximately 90 separate multi-employer health, welfare and pension plans for employees that our collective bargaining agreements cover (approximately 70% of total YRC Worldwide employees), including 20 pension plans. Our labor agreements with the International Brotherhood of Teamsters (the “Teamsters”) determine the amounts of these contributions. The pension plans provide defined benefits to retired participants. We recognize as net pension cost the contractually required contribution for the period and recognize as a liability any contributions due and unpaid. We do not directly manage multi-employer plans. The trusts covering these plans are generally managed by trustees, half of whom the Teamsters appoints and half of whom various contributing employers appoint. We expensed the following amounts to these plans for the years ended December 31:

(in millions)	2007	2006	2005
Health and welfare	$555.3	$549.5	$500.2
Pension	578.0	542.0	472.7

Total	$1,133.3	$1,091.5	$972.9

In 2006, the Pension Protection Act became law and modified both the Internal Revenue Code (as amended, the “Code”) as it applies to multi-employer pension plans and the Employment Retirement Income Security Act of 1974 (as amended, “ERISA”). The Code and ERISA (in each case, as so modified) and related regulations establish minimum funding requirements for multi-employer pension plans. The funding status of these plans is determined by the following factors:

•	the number of participating active and retired employees

•	the number of contributing employers

•	the amount of each employer’s contractual contribution requirements

•	the investment returns of the plans

•	plan administrative costs

•	the number of employees and retirees participating in the plan who no longer have a contributing employer

•	the discount rate used to determine the funding status

•	the actuarial attributes of plan participants (such as age, estimated life and number of years until retirement)

•	the benefits defined by the plan

If any of our multi-employer pension plans fails to:

•	meet minimum funding requirements

•	meet a required funding improvement or rehabilitation plan that the Pension Protection Act may require for certain of our underfunded plans

•	obtain from the IRS certain changes to or a waiver of the requirements in how the applicable plan calculates its funding levels or

•	reduce pension benefits to a level where the requirements are met the Pension Protection Act could require us to make additional contributions to the multi-employer pension plan from five to ten percent of the contributions that our collective bargaining agreement requires until the collective bargaining agreement expires. Our new labor agreement, however, provides that if additional contributions are required that money designated for certain other benefits would be reallocated to pay for the additional contributions.

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

401(k) Savings Plans and Profit Sharing Plans

YRC Worldwide and its operating subsidiaries sponsor defined contribution plans, primarily for employees that collective bargaining agreements do not cover. The plans principally consist of contributory 401(k) savings plans and noncontributory plans. The YRC Worldwide contributory 401(k) savings plan consists of both a fixed matching percentage and a discretionary amount. The maximum nondiscretionary company match for the YRC Worldwide plan is equal to 25% of the first 6% in cash and 25% of the first 6% in YRC Worldwide common stock, for a total match of 50% of the first 6% of before-tax participant contributions. Any discretionary contributions for the YRC Worldwide 401(k) savings plan are determined annually by the Board of Directors and may be in the form of cash, stock or other property. USF sponsored (now sponsored by YRC Regional Transportation) a 401(k) plan for its operating companies where eligible employees can contribute up to 50% of their cash compensation and each of the operating companies may also contribute a discretionary amount. New Penn sponsors a 401(k) plan that, effective January 1, 2007, provides for a company match similar to that provided by the YRC Worldwide plan. Employer contributions for the year ended December 31, 2007, 2006 and 2005 were $22.9 million, $25.5 million and $19.4 million, respectively.

For the YRC Worldwide noncontributory profit sharing plan, which was established effective January 1, 2004, the nondiscretionary company contribution is based on years of participation service and compensation, with a maximum fixed contribution of 5% of compensation for more than ten years of participation service. The YRC Worldwide profit sharing plan also provides for a discretionary performance based contribution of a maximum of 2 1/2% of compensation. The Board of Directors determines any discretionary contributions annually. Contributions under the YRC Worldwide profit sharing plan may be made in cash or other property, as the Board of Directors determines, however we will generally make nondiscretionary contributions in cash. New Penn provides a noncontributory profit sharing plan for employees not covered by collective bargaining agreements. Any contributions are discretionary employer contributions. Employer contributions to our noncontributory profit sharing plans in 2007, 2006 and 2005 totaled $3.8 million, $2.9 million and $2.3 million, respectively.

Our employees covered under collective bargaining agreements may also participate in union-sponsored 401(k) plans. We do not make employer contributions to the plan on their behalf.

Performance Incentive Awards

YRC Worldwide and its operating subsidiaries each provide annual performance incentive awards to nonunion employees, which are based primarily on actual operating results achieved compared to targeted operating results and are paid in cash. Operating income in 2007, 2006, and 2005 included performance incentive expense for nonunion employees of $22.7 million, $39.2 million, and $95.5 million, respectively. The decrease in 2007 is reflective of our lower operating results. The reduction in the 2006 as compared to 2005 expense, is reflective of our actual results not meeting our internal expectations resulting in a discretionary adjustment to the 2006 award. We pay annual performance incentive awards primarily in the first quarter of the following year.

Other

We provide a performance based long-term incentive plan to key management personnel that annually awards cash and restricted stock units based on a certain defined performance period. In addition, we utilize restricted stock units to further compensate certain levels of management and our Board of Directors. The restricted stock units are more fully described in the “Stock Compensation Plans” footnote. During the years ended December 31, 2007, 2006 and 2005, compensation expense related to these such awards was $14.3 million, $15.9 million and $19.9 million, respectively.

During the fourth quarter of 2006, we implemented a change related to the non-union vacation payment policy at Roadway to conform to practices at our other subsidiaries. The change in the vacation payment practice resulted in lower employee benefits expense for the National Transportation segment of $11.8 million for the year ended December 31, 2006.

6. Debt and Financing

At December 31, total debt consisted of the following:

(in millions)	2007	2006
ABS borrowings, secured by accounts receivable	$180.0	$225.0
Floating rate notes	—	150.0
USF senior notes	259.9	264.7
Roadway senior notes	229.5	234.3
Contingent convertible senior notes	400.0	400.0
Term loan	150.0	—
Revolving credit facility	5.1	—
Industrial development bonds	9.5	9.5

Total debt	$1,234.0	$1,283.5
Current maturities of long-term debt	(232.0)	—
ABS borrowings	(180.0)	(225.0)

Long-term debt	$822.0	$1,058.5

Asset Backed Securitization Facility

On August 17, 2007, we amended our asset backed securitization (“ABS”) facility to increase the financing limit to $700 million, up from the previous limit of $650 million. The ABS facility continues to provide a letter of credit sublimit of $325 million. Under the terms of this agreement, the ABS facility involves receivables of National Transportation as well as USF Holland and USF Reddaway, two operating companies within Regional Transportation. The interest rate continues to be a variable rate based on A1/P1 rated commercial paper (5.30% at December 31, 2007), plus a fixed increment for utilization. No other material changes were made to the ABS facility. The expiration of the 364-day facility is May 16, 2008. On December 7, 2007, we amended our ABS facility to among other things, conform the financial covenant definitions in the accounts receivable purchase agreement to the financial covenant definitions in our Credit Agreement dated as of August 17, 2007. The covenants are more fully described below.

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

The table below provides the borrowing and repayment activity under the ABS facility, as well as the resulting balances, for the years ending December 31 of each period presented:

(in millions)	2007	2006
ABS obligations outstanding at January 1	$225.0	$375.0
Transfer of receivables to conduit (borrowings)	968.0	664.5
Redemptions from conduit (repayments)	(1,013.0)	(814.5)

ABS obligations outstanding at December 31	$180.0	$225.0

At December 31, 2007, our underlying accounts receivable supported total capacity under the ABS facility of $598.9 million. In addition to the $180.0 million outstanding above, the ABS facility capacity was also reduced by commitments related to our captive insurance company of $201.4 million and outstanding letters of credit of $127.7 million resulting in unused capacity of $89.8 million at December 31, 2007.

Credit Agreement

On August 17, 2007, we entered into a Credit Agreement with certain banks, expiring August 17, 2012, that provides us with a $1.1 billion senior unsecured credit facility, including sublimits available for borrowings under certain foreign currencies and a $150 million senior unsecured term loan. The Credit Agreement also provides for letters of credit to be issued that would, in turn, reduce the borrowing capacity under the revolving credit facility. This agreement replaces our existing Amended and Restated Credit Agreement, dated as of May 19, 2005, that provided us with, among other things, an $850 million senior unsecured revolving credit facility. As of December 31, 2007, $5.1 million was drawn under the revolving credit facility, the term loan of $150 million was outstanding and $345.5 million letters of credit were issued. The proceeds from the term loan were used to redeem our Floating Rate Notes in December 2007.

Interest related to the Credit Agreement is based on our credit rating and is subject to change. Currently, amounts borrowed under the revolving credit facility and term loan bear interest at LIBOR plus 0.60% (5.2% at December 31, 2007) and LIBOR plus 0.875% (5.475% at December 31, 2007), respectively. Additionally, we are currently obligated to pay a facility fee equal to 0.15% of the total revolving credit facility commitment. In accordance with the terms of the Credit Agreement, we must comply with certain performance covenants. These covenants, specifically a leverage ratio, limit our overall indebtedness to the product of three times trailing twelve-month EBITDA, as defined. We also must comply with the requirements of an interest coverage ratio. As of December 31, 2007, we were in compliance with all terms of the Credit Agreement.

Floating Rate Notes

On May 24, 2005, we completed the private placement of $150 million in aggregate principal amount of senior floating rate notes due 2008 (the “Floating Rate Notes”). We used the proceeds from the $150 million private placement as a part of the financing for the acquisition of USF. The notes were later exchanged for registered notes as a part of an exchange offer in June 2005. On December 28, 2007, we redeemed the Floating Rates Notes in full.

USF Senior Notes

As part of our acquisition of USF and by virtue of the merger agreement, we assumed $150 million aggregate principal amount of 8.5% senior notes due April 15, 2010, with interest payments due semi-annually on April 15 and October 15, and $100 million aggregate principal amount of 6.5% senior notes due May 1, 2009 (collectively “USF Senior Notes”), with interest payments due semi-annually on May 1 and November 1. The USF Senior Notes were revalued as part of purchase accounting and assigned a fair value of $272.2 million on May 24, 2005, with $18.6 million fair value adjustment to the 2010 notes and $3.6 million fair value adjustment to the 2009 notes. The premium over the face value of the USF Senior Notes is being amortized as a reduction to interest expense over the remaining life of the notes. The unamortized premium at December 31, 2007 and 2006 was $9.9 million and $14.7 million, respectively.

Roadway Senior Notes

As part of our acquisition of Roadway and by virtue of the merger agreement, we assumed $225.0 million face value of 8.25% senior notes due in full on December 1, 2008 (“Roadway Senior Notes”), with interest payments due semi-annually on June 1 and December 1. The Roadway Senior Notes were revalued as part of purchase accounting and assigned a fair value of $249.2 million on December 11, 2003. The premium over the face value of the Roadway Senior Notes is being amortized as a reduction to interest expense over the remaining life of the notes. The unamortized premium at December 31, 2007 and 2006 was $4.5 million and $9.3 million, respectively.

Contingent Convertible Notes

On August 8, 2003, we closed the sale of $200 million of 5.0% contingent convertible senior notes due 2023 (“contingent convertible senior notes”) and on August 15, 2003 we closed the sale of an additional $50 million of the notes pursuant to the exercise of the option of the initial purchasers. We received net proceeds from the sales of $242.5 million, after fees.

The $250 million contingent convertible senior notes have an annual interest rate of 5.0% and are convertible into shares of our common stock at a conversion price of $39.24 per share only upon the occurrence of certain other events. The contingent convertible senior notes may not be redeemed by us for seven years from the date of issuance but are redeemable at any time thereafter at par. Holders of the contingent convertible senior notes have the option to require us to purchase their notes at par on August 8, 2010, 2013 and 2018, and upon a change in control of the Company. These terms and other material terms and conditions applicable to the contingent convertible senior notes are set forth in the indenture governing the notes.

On November 25, 2003, we closed the sale of $150 million of 3.375% contingent convertible senior notes due 2023. We received net proceeds from the offering of $145.5 million, after fees, and used the proceeds to fund the acquisition of Roadway.

The $150 million contingent convertible senior notes have an annual interest rate of 3.375% and are convertible into shares of our common stock at a conversion price of $46.00 per share only upon the occurrence of certain other events. The contingent convertible senior notes may not be redeemed by us for nine years from the date of issuance but are redeemable at any time thereafter at par. Holders of the contingent convertible senior notes have the option to require us to purchase their notes at par on November 25, 2012, 2015 and 2020, and upon a change in control of the Company. These terms and other material terms and conditions applicable to the contingent convertible senior notes are set forth in the indenture governing the notes.

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

The accounting for convertible debt with the settlement features contained in our New Notes is addressed in the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board with respect to the accounting for Instrument C as set forth in EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion.” We are contractually obligated to settle the conversion obligations of the New Notes consistent with Instrument C. Because the accreted value of the New Notes will be settled for cash upon the conversion, only the conversion spread (the excess conversion value over the accreted value), which will be settled in stock, results in potential dilution in our earnings per share computations. (See further discussion of dilution related to the Existing Notes and the New Notes in Note 10. Earnings Per Common Share.)

The balance sheet classification of the New Notes between short-term and long-term is dependent upon certain conversion triggers, as defined. At December 31, 2007 and 2006, no conversion triggers had been met. Accordingly, based on the effective maturity date, this obligation has been classified as a long-term liability in the accompanying consolidated balance sheets. The future balance sheet classification of these liabilities will be monitored at each reporting date, and will be determined based on an analysis of the various conversion rights described above.

Industrial Development Bonds

We have loan guarantees, mortgages, and lease contracts in connection with the issuance of industrial development bonds (“IDBs”) used to acquire, construct or expand terminal facilities. Rates on these bonds range from 5.8% to 6.1%, with principal payments due through 2010.

The principal maturities of total debt for the next five years and thereafter are as follows:

(in millions)	IDBs	Contingent convertible senior notes	Roadway Senior Notes		USF Senior Notes		Term Loan	Revolver	ABS	Total
2008	$2.5	$—	$225.0	(a)	$—		$—	$5.1	$180.0	$412.6
2009	1.0	—	—		100.0	(b)	—	—	—	101.0
2010	6.0	250.0	—		150.0	(c)	—	—	—	406.0
2011	—	—	—		—		—	—	—	—
2012	—	150.0	—		—		150.0		—	300.0
Thereafter	—	—	—		—		—	—	—	—

Total	$9.5	$400.0	$225.0		$250.0		$150.0	$5.1	$180.0	$1,219.6

(a)	As discussed above, the Roadway senior notes had a carrying value of $229.5 million at December 31, 2007 and a principal maturity value of $225.0 million.
(b)	As discussed above, the USF senior notes due 2009 had a carrying value of $101.2 million at December 31, 2007 and a principal maturity value of $100.0 million.
(c)	As discussed above, the USF senior notes due 2010 had a carrying value of $158.7 million at December 31, 2007 and a principal maturity value of $150.0 million.

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

Based on the borrowing rates currently available to us for debt with similar terms and remaining maturities and the quoted market prices for the Roadway senior notes and USF senior notes and contingent convertible senior notes, the fair value of fixed-rate debt at December 31, 2007 and 2006, was approximately $856.5 million and $987.9 million, respectively. The carrying amount of such fixed-rate debt at December 31, 2007 and 2006 was $898.9 million and $908.5 million, respectively.

7. Stock Compensation Plans

We have reserved 3.43 million shares of our common stock for issuance to key management personnel under a long-term incentive and equity award plan implemented in 2004. As of December 31, 2007, 1.2 million shares remain available for issuance. The 2004 plan permits the issuance of restricted stock and restricted stock units, as well as options, SARs, and performance stock and performance stock unit awards. Awards under the plan can be made in cash and performance share units at the discretion of the Board of Directors. According to the plan provisions, the stock units provide the holders the right to receive one share of common stock upon vesting of one stock unit.

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

A summary of activity in our stock option plans is presented in the following table:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2004	998	$23.04
Granted	23	43.46
Exercised	(368)	21.01
Forfeited / expired	(6)	28.82

Outstanding at December 31, 2005	647	$24.87
Granted	—	—
Exercised	(185)	25.89
Forfeited / expired	(14)	26.04

Outstanding at December 31, 2006	448	$24.48
Granted	—	—
Exercised	(221)	22.59
Forfeited / expired	(11)	26.91

Outstanding at December 31, 2007	216	$26.29	4.25	$0.1
Exercisable at December 31, 2007	210	25.78	4.15	0.1

The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $4.7 million and $3.0 million, respectively. During the year ended December 31, 2007 and 2006, we did not grant any option awards. Traditionally, the fair value of each option is estimated on the date of grant using the Black-Scholes-Merton pricing model. Expected volatilities are based on implied volatilities from historical volatility of our stock. We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.

The following table summarizes information about stock options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares (in thousands)	Weighted Average Remaining Contractual Years	Weighted Average Exercise price	Shares (in thousands)	Weighted Average Exercise price
$ 0.00 – 14.06	4	2.55	14.06	4	14.06
$ 14.07 – 22.66	58	2.33	15.59	58	15.59
$ 22.67 – 31.58	127	4.47	28.29	127	28.29
$ 31.59 and over	27	7.52	41.30	21	40.67

A summary of the activity of our nonvested shares is presented in the following table:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2004	428	$38.58
Granted	355	57.67
Vested	(17)	36.86
Forfeited	(10)	45.50

Nonvested at December 31, 2005	756	47.50
Granted	352	47.10
Vested	(106)	47.47
Forfeited	(14)	47.47

Nonvested at December 31, 2006	988	47.36
Granted	307	39.99
Vested	(178)	40.06
Forfeited	(36)	47.60

Nonvested at December 31, 2007	1,081	$46.46

We recognize expense on a straight-line basis over the vesting term. The vesting provisions for the restricted stock units and the related number of units awarded during the year ended December 31 are as follows:

	Units (in thousands)
Vesting Terms	2007	2006	2005
• 50% to vest over three years with remaining 50% to vest over six years from the date of grant	—	142	173
• 100% on the third anniversary of the date of grant	275	147	138
• Ratably over three years	32	29	23
• 40% in the first year, 30% each year for the next two years	—	2	21
• 100% on the fifth anniversary of the date of grant	—	32	—

Total restricted stock units granted	307	352	355

As of December 31, 2007 and 2006, there was $13.8 and $21.0 million, respectively of unrecognized compensation expense related to nonvested share-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 3.0 years. The fair value of nonvested shares is determined based on the opening trading price of our shares on the grant date. The fair value of shares vested during the years ended December 31, 2007 and 2006 was $7.1 and $5.0 million, respectively.

8. Income Taxes

We use the liability method to reflect income taxes on our financial statements. We recognize deferred tax assets and liabilities by applying enacted tax rates to the differences between the carrying value of existing assets and liabilities and their respective tax basis and to loss carryovers. Realizable tax credit carryforwards are recorded as deferred tax assets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change occurs, other than certain changes related to business combinations. We assess the validity of deferred tax assets and loss and tax credit carryforwards and provide valuation allowances when we determine it is more likely than not that such losses or credits will not be realized within the applicable carryforward period. We have not recognized deferred taxes relative to foreign subsidiaries’ earnings that are deemed to be permanently reinvested. Any related taxes associated with such earnings are not material.

Deferred tax liabilities (assets) were comprised of the following at December 31:

(in millions)	2007	2006
Depreciation	$433.5	$408.6
Prepaids	0.6	3.3
Prepaid employee benefits	16.9	52.0
Revenue on shipments in transit	34.8	29.5
Intangibles	192.0	165.6
Other	60.5	75.7

Gross tax liabilities	738.3	734.7

Claims and insurance	(87.1)	(83.7)
Bad debts	(13.9)	(15.9)
Employee benefit accruals	(105.7)	(99.2)
Revenue reserves	(10.3)	(6.9)
Other	(40.7)	(54.6)

Gross tax assets	(257.7)	(260.3)

Net tax liability	$480.6	$474.4

Current income tax receivable was $77.5 million and $92.2 million as of December 31, 2007 and 2006, respectively, and is included in “Prepaid expenses and other” in the accompanying balance sheets.

A reconciliation between income taxes at the federal statutory rate and the consolidated effective tax rate follows:

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net	0.2	2.7	2.2
Goodwill impairment	(34.3)	—	—
Nondeductible business expenses	(0.7)	1.1	1.0
Foreign tax credit and rate differential	(0.1)	0.2	0.1
Alternative fuel tax credit	1.4	—	—
Other, net	0.5	0.3	0.7

Effective tax rate	2.0%	39.3%	39.0%

The income tax provision (benefit) consisted of the following:

(in millions)	2007	2006	2005
Current:
U.S federal	$(22.3)	$6.5	$116.3
State	(4.4)	1.2	9.4
Foreign	4.8	10.4	5.8

Current income tax provision (benefit)	$(21.9)	$18.1	$131.5

Deferred:
U.S federal	$5.4	$143.9	$46.8
State	2.4	19.1	6.2
Foreign	0.8	(1.8)	(0.4)

Deferred income tax provision (benefit)	$8.6	$161.2	$52.6

Income tax provision (benefit)	$(13.3)	$179.3	$184.1

Based on the income (loss) before income taxes:
Domestic	$(662.7)	$441.4	$460.8
Foreign	11.0	14.6	11.5

Income (loss) before income taxes	$(651.7)	$456.0	$472.3

Uncertain Tax Positions

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result, we recognized a $7.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction of $5.7 million to the January 1, 2007 balance of retained earnings and an increase of $1.4 million to goodwill resulting from prior acquisitions. Additionally, we reclassified a $53 million credit from current assets, “Deferred income taxes” to “Other current and accrued liabilities” effective January 1, 2007. We have elected to treat interest and penalties on uncertain tax positions as interest expense and other operating expenses, respectively, rather than continue the treatment prior to the adoption of FIN 48 as components of the income tax provision.

The total amounts of unrecognized tax benefits and accrued interest as of the date of adoption were $78.3 million and $2.1 million, respectively. Both amounts are classified on our consolidated balance sheet within “Other current and accrued liabilities”.

A rollforward of the total amount of unrecognized tax benefits for the year ended December 31, 2007, follows:

(in millions)
Unrecognized tax benefits at January 1, 2007	$78.3

Increases related to:
Tax positions taken during a prior period	1.4
Tax positions taken during the current period	1.8

Decreases related to:
Tax positions taken during a prior period	(5.0)
Lapse of applicable statute of limitations	—
Settlements with taxing authorities	(0.6)

Unrecognized tax benefits at December 31, 2007	$75.9

Included in the $75.9 million of unrecognized tax benefits at December 31, 2007 was $6.6 million of benefits that, if recognized, would affect the effective tax rate. We accrued $5.6 million of interest on uncertain tax positions during the year ended December 31, 2007 and the total amount of interest accrued for uncertain tax positions is $7.4 million as of December 31, 2007. We have not accrued any penalties relative to uncertain tax positions.

Reasonably possible changes in the next twelve months in the amount of unrecognized tax benefits relate to the following tax positions:

The United States Internal Revenue Service (“IRS”) has begun an audit of the Company’s 2005 tax return and has proposed an adjustment relative to the deduction claimed for contributions to union pension plans. We are protesting the adjustment. The additional tax that could result from the adjustment is approximately $51.1 million. Pursuant to the provisions of FIN 48, we have posted no tax benefit for this deduction.

The IRS has audited certain pre-acquisition tax returns for a consolidated group acquired in 2005 and disallowed a 2002 loss related to the disposition of the stock of a member of that group. We believe the loss is fully deductible and have protested the IRS adjustment. The additional tax that could result should the loss ultimately be totally denied is approximately $36.5 million.

Tax years that remain subject to examination for our major tax jurisdictions as of December 31, 2007:

	YRC Worldwide	Pre-acquisition tax years
		USF Corporation (a)	Roadway (b)
Statute remains open	2003-2007	2000-2005	2001-03
Tax years currently under examination/exam completed	2003-2005	2000-2005	2001-03
Tax years not examined	2006-2007	None	None

(a)	Years ending on or before May 24, 2005.
(b)	Years ending on or before December 11, 2003.

9. Business Segments

We report financial and descriptive information about our reportable operating segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We evaluate performance primarily on operating income and return on capital.

We have three reportable segments, which are strategic business units that offer complementary transportation services to their customers. National Transportation includes carriers that provide comprehensive regional, national and international transportation services. Regional Transportation is comprised of carriers that focus primarily on business opportunities in the regional and next-day delivery markets. YRC Logistics, previously referred to as our Meridian IQ segment, provides domestic and international freight forwarding, warehousing and cross-dock services, multi-modal brokerage services, and transportation management services.

Information relative to USF Red Star and USF Dugan, previously included in Regional Transportation, has been included in the Corporate segment beginning in 2006 as these entities are no longer operating.

Prior to 2007 we reported four operating segments. In January 2007, we consolidated the management structure of Yellow Transportation and Roadway to form YRC National Transportation. Accordingly, beginning in 2007 these two previously separate segments have been combined. Amounts presented for 2006 and 2005 have been restated to reflect this change.

The accounting policies of the segments are the same as those described in the Principles of Consolidation and Summary of Accounting Policies note. The USF accounting policies have been conformed to YRC Worldwide effective as of May 24, 2005. We charge management fees and other corporate services to our segments based on the direct benefits received or as a percentage of revenue. Corporate operating losses represent operating expenses of the holding company, including compensation and benefits, along with incentive compensation and professional services for all periods presented. In 2007, corporate operating losses included executive severance of $9.5 million offset by reduced professional services fees and stock compensation expense totaling $3.5 million. In 2006, corporate operating losses included $13.3 million of expense related to USF Red Star MEPPA withdrawal liability and $1.6 million of reorganization charges. In 2005, corporate operating losses included $4.0 million of executive severance charges and $0.7 million of acquisition charges. Corporate identifiable assets primarily refer to cash, cash equivalents, technology assets and deferred debt issuance costs. Intersegment revenue relates to transportation services between our segments.

Revenue from foreign sources totaled $385.5 million, $370.2 million, and $328.6 million in 2007, 2006, and 2005 respectively, and is largely derived from Canada, United Kingdom, Asia and Mexico. Long-lived assets located in foreign countries totaled $41.8 million and $25.8 million at December 31, 2007 and 2006, respectively.

The following table summarizes our operations by business segment:

(in millions)	National Transportation		Regional (a) Transportation	YRC Logistics (b)	Corporate / Eliminations	Consolidated
2007
External revenue	$6,654.7		$2,369.6	$597.0	$—	$9,621.3
Intersegment revenue	3.1		—	26.2	(29.3)	—
Operating income (loss)	159.3		(706.7)	5.2	(22.9)	(565.1)
Identifiable assets	3,139.1		1,503.8	426.4	(6.7)	5,062.6
Capital expenditures, net	174.0		96.7	18.6	49.1	338.4
Depreciation and amortization	142.4	(c)	77.5	15.8	19.9	255.6
Impairment charges	76.6		705.3	—	—	781.9

2006
External revenue	$6,873.6		$2,441.4	$603.7	$—	$9,918.7
Intersegment revenue	5.0		—	6.0	(11.0)	—
Operating income (loss)	423.3		142.2	13.7	(33.8)	545.4
Identifiable assets	3,269.1		2,179.2	413.5	(10.0)	5,851.8
Capital expenditures, net	211.9		46.9	16.3	28.0	303.1
Depreciation and amortization	159.6		82.8	14.7	17.1	274.2

2005
External revenue	$6,733.4		$1,564.4	$443.8	$—	$8,741.6
Intersegment revenue	1.9		6.4	3.8	(12.1)	—
Operating income (loss)	464.4		85.8	15.2	(29.1)	536.3
Identifiable assets	3,140.1		2,099.3	279.4	215.4	5,734.2
Capital expenditures, net	135.6		82.3	12.0	26.5	256.4
Depreciation and amortization	159.1		67.1	10.7	13.7	250.6

(a)	In 2005, the segment information shown for Regional Transportation represented New Penn results for the fiscal year end and USF income statement and capital expenditure information from the date of acquisition May 24, through December 31, 2005 and identifiable assets as of December 31, 2005.
(b)	In 2005, the segment information shown for YRC Logistics includes the results of USF Logistics from the date of acquisition, May 24, through December 31, 2005 and identifiable assets as of December 31, 2005.
(c)	Included in the depreciation and amortization balance in the National Transportation segment for 2007 is approximately $9 million of allocated costs related to certain abandoned technology projects previously considered in-process. As National Transportation moves to a common technology platform, these projects were identified as non-strategic and not a part of the future direction of the reporting unit.

10. Earnings per Common Share

We present both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury stock method for stock options and restricted stock units and assumes conversion of our convertible senior notes based on the related fiscal year financial data.

(in thousands except per share data)	2007	2006	2005
Numerator:
Net income(loss) for basic earnings (loss) per share	$(638,381)	$276,632	$288,130
Interest expense on convertible senior notes (net of tax)	—	182	183

Net income (loss) for diluted earnings (loss) per share	(638,381)	$276,814	$288,313

Denominator:
Weighted average number of common shares outstanding (basic)	57,154	57,361	54,358
Weighted average dilutive stock options and restricted stock units	—	470	658
Assumed conversion of convertible senior notes	—	508	1,889

Weighted average number of common and common equivalent shares outstanding (diluted)	57,154	58,339	56,905

Basic earnings (loss) per share	$(11.17)	$4.82	$5.30

Diluted earnings (loss) per share	$(11.17)	$4.74	$5.07

The impacts of certain options and restricted stock units were excluded from the calculation of diluted earnings per share because the effects are antidilutive. In addition, the computation of the assumed conversion of the convertible senior notes includes inputs of the year-to-date average stock price relative to the stated conversion price. If this relationship is such that the year-to-date average stock price is less then the stated conversion price, the computed shares would be antidilutive under the treasury stock method. Data regarding antidilutive options and restricted stock units is summarized below:

(in thousands except per share data)	2007	2006	2005
Antidilutive weighted average option shares outstanding	216	23	—
Weighted average exercise price	$26.29	$43.46	$—
Antidilutive weighted average restricted stock units outstanding	1,081	—	—
Weighted average exercise price	$46.46	$—	$—

Antidilutive convertible senior note conversion shares were 2,128,000 and 348,000 at December 31, 2007 and 2006, respectively. There were no such antidulitive shares at December 31, 2005.

11. Common Stock Repurchase Programs

In April 2006, our Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $100 million of its common stock. During 2007, the Company purchased 1.1 million shares under this program at a weighted-average cost of $31.13 per share for a total cost of $35.0 million. In 2006, the Company purchased 521,100 shares under this program at a weighted-average cost of $38.34 per share for a total cost of $20.0 million. At December 31, 2007, $45 million remains available under the authorized program.

In September 2005, our Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $50 million of our common stock. During 2005, we repurchased approximately 1.1 million shares at a weighted-average cost of $46.95 per share for a total cost of approximately $50 million.

12. Commitments, Contingencies, and Uncertainties

Financial Matters

We incur rental expenses under noncancelable lease agreements for certain buildings and operating equipment. Rental expense is charged to “operating expense and supplies” or “purchased transportation” on the Statements of Consolidated Operations. Rental expense was $144.6 million, $157.7 million, and $132.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, we were committed under noncancelable lease agreements requiring minimum annual rentals payable as follows:

(in millions)	2008	2009	2010	2011	2012	Thereafter
Minimum annual rentals	$101.7	$69.0	$40.6	$21.5	$15.9	$19.2

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

Projected 2008 net capital expenditures are expected to be $200 to $250 million of which approximately $80.0 million was committed at December 31, 2007.

Shanghai Jiayu Logistics Co., Ltd.

In December 2007, we entered into a definitive agreement to acquire majority ownership of Shanghai Jiayu Logistics Co., Ltd., a Shanghai, China ground transportation company. We plan to acquire 65% of the stock of Jiayu for between US $29.5 million to

US $43 million, based upon Jiayu’s final 2007 financial performance. Pursuant to the definitive agreement, YRC Logistics will acquire 65% of the stock of Jiayu for Chinese Yuan (“CNY”) 228.6 million plus an additional payment of up to CNY 104.6 million (approximately $29.5 million to $43 million) based upon Jiayu’s 2007 financial performance. If Jiayu meets certain financial performance targets during 2008 and 2009, YRC Logistics will purchase the remaining 35% interest in 2010 for an amount not to exceed CNY 248.0 million (approximately $32 million), as determined by the level of the financial performance. If Jiayu does not meet these financial targets, YRC Logistics has a call option to purchase the remaining 35% of the shares of Jiayu in 2010 for the greater of CNY 77.5 million (approximately $10 million) and 35% of the appraised value of the net assets of Jiayu at that time. All payments will be made in Chinese Yuan, and their estimated dollar equivalents are provided herein. The acquisition is subject to Chinese regulatory approvals, restructuring of certain of Jiayu’s operations and other ordinary conditions to closing. We expect the first step of this acquisition to be completed in 2008. We are capitalizing transaction costs incurred related to this acquisition, the balance of which is not significant at December 31, 2007.

Class Action Lawsuit

On July 30, 2007, Farm Water Technological Services, Inc. d/b/a Water Tech, and C.B.J.T. d/b/a Agricultural Supply, on behalf of themselves and other plaintiffs, filed a putative class action lawsuit against the Company and 10 other companies engaged in the LTL trucking business in the United States District Court for the Southern District of California. Since that time, other plaintiffs have filed similar cases in various courts across the nation. In December 2007, the courts consolidated these cases in the United States District Court for the Northern District of Georgia. The plaintiffs allege that the defendants, including the Company, conspired to fix fuel surcharges in violation of federal antitrust law and seek unspecified treble damages, injunctive relief, attorneys’ fees and costs of litigation. The Company believes that its fuel surcharge practices are lawful and these suits are without factual basis or legal merit. An appropriate defense has begun, and the Company intends to defend these allegations vigorously. Given that the actions are at a very preliminary stage, the Company is not able to determine that any potential liability that might result is probable or estimatable and, therefore, the Company has not recorded a liability related to the actions. If an adverse outcome were to occur, it could have a material adverse effect on the Company’s consolidated financial condition, cash flows and results of operations.

Grupo Almex

On May 18, 2007, the Company settled the arbitration proceedings initiated against the Company by Gustavo Gonzalez Garcia and various members of his family (the “Gonzalez Family”) and Autolineas Mexicanas, S.A. de C.V., Servicios Gerenciales del Norte, S.A. de C.V. and Logistica ALM, S.A. de C.V. (collectively, “Grupo Almex”). Pursuant to the settlement, the Company paid the Gonzalez Family and Grupo Almex $2.0 million and forgave approximately $9.3 million of debt that Soflex, S. de R.L. de C.V. (“Soflex”) owed to the Company pursuant to a series of notes. The Gonzalez Family wholly owns Soflex. The notes from Soflex were written off as uncollectible debt in 2005 as part of the Company’s acquisition consideration for USF Corporation. The Company accrued $0.6 million in 2006 of the $2.0 million settlement. The remaining $1.4 million was expensed in 2007 and is included in “Reorganization and settlements” in the accompanying consolidated statement of operations.

USF Red Star

In 2004, USF Red Star, a USF subsidiary that operated in the Northeastern U.S was shut down. Due to the shutdown, USF, now our wholly owned subsidiary, was subject to withdrawal liability under the Multi-Employer Pension Plan Amendment Act of 1980 for six multi-employer pension plans. Based on information that USF had received from these plans, we estimated that USF Red Star could be liable for up to approximately $79 million. However, we also estimated that approximately $13 million of this liability could be abated because of contributions that Yellow Transportation, Roadway, New Penn and USF Holland made to one of these six plans. Thus, at the May 2005 purchase date, we reserved approximately $66 million, representing the present value, for these liabilities. We recognized those liabilities as an obligation assumed on the acquisition date of USF, resulting in additional goodwill.

During 2006, we received notification of the successful abatement of one of the six plans. As a result, payments of approximately $2.9 million previously remitted to the plan and held in escrow were returned to us. Further, we received notification that a plan previously thought to be abated in fact was not abated resulting in a $13.3 million charge ($8.1 million net of tax) during the year ended December 31, 2006, to establish the required liability. Our USF Red Star withdrawal liability at December 31, 2006 was $59.1 million and was presented in ‘claims and other liabilities’ in the consolidated balance sheets. During the year ended December 31, 2007, we reached a settlement agreement with all of the remaining plans aside from the plan that denied our abatement claim in 2006. As a part of the settlements, we agreed to pay $35.8 million to be released from the obligations. As we previously accrued $42.2 million for these obligations, resulting gains on settlement of $6.4 million were recorded during 2007 and are included in “Reorganization and settlements” in the accompanying consolidated statement of operations. Our USF Red Star withdrawal liability at December 31, 2007 is $8.2 million. We are continuing to review the details of the remaining fund obligation and may contest all or a portion of the liability. Until further resolution the expected annual cash flow relative to this liability is approximately $1.7 million.

In November 2004, the Teamsters National Freight Industry Negotiating Committee (the “Teamsters”) filed a complaint against USF, USF Red Star and USF Holland alleging (among other things) that the shut down of USF Red Star was in breach of USF Red Star’s labor contract. Additionally, the Teamsters filed a class action suit on behalf of the employees of USF Red Star alleging violations of the federal Worker Adjustment and Retraining Notification Act (“WARN Act”). Including the Teamsters WARN action mentioned above, either or both of USF or USF Red Star were named in five class action lawsuits alleging violations of the federal WARN Act. USF Red Star sued the Teamsters in connection with their strike on USF Red Star prior to its closure, alleging that the strike was in breach of Teamsters’ labor contract and that the strike was illegal secondary conduct under the National Labor Relations Act. In 2006, the Teamsters, USF, USF Holland, USF Red Star and the WARN class action plaintiffs settled all of these disputes arising out of the USF Red Star shutdown. Pursuant to the settlement, USF Red Star paid the WARN Act plaintiffs $7 million; the WARN Act plaintiffs released USF Red Star, USF Holland and USF from any further liability; and certain related labor grievances are settled. We recognized this settlement obligation as a liability assumed on the acquisition date of USF, resulting in additional goodwill.

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

Environmental Matters

Remediation costs are accrued based on estimates of known environmental remediation exposure using currently available facts, existing environmental permits and technology and presently enacted laws and regulations. Our estimates of costs are developed based on internal evaluations and, when necessary, recommendations from external environmental consultants. These accruals are recorded when it is probable that we will be obligated to pay amounts for environmental site evaluation, remediation or related costs, and the amounts can be reasonably estimated. If the obligation can only be estimated within a range, we accrue the minimum amount in the range. These accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. See additional discussion under “Environmental Matters” in “Item 1, Business” and under “Asset Retirement Obligations” in the “Principles of Consolidation and Summary of Accounting Policies” note to our consolidated financial statements.

13. Subsequent Events

In February 2008, USF Reddaway closed 21 service centers primarily representing the former USF Bestway footprint. USF Holland closed six service centers at the same time. As a part of these closings, we incurred certain restructuring and other closure costs of approximately $10 million in the first quarter of 2008.

In February 2008, the Teamsters ratified a new five-year labor contract that replaces our current agreement when it expires on March 31, 2008.

14. Condensed Consolidating Financial Statements

Guarantees of the Contingent Convertible Senior Notes

In August 2003, YRC Worldwide issued 5.0% contingent convertible senior notes due 2023. In November 2003, we issued 3.375% contingent convertible senior notes due 2023. In December 2004, we completed exchange offers pursuant to which holders of the contingent convertible senior notes could exchange their notes for an equal amount of new net share settled contingent convertible senior notes. Substantially all notes were exchanged as part of the exchange offers. In connection with the net share settled contingent convertible senior notes, the following 100% owned subsidiaries of YRC Worldwide have issued guarantees in favor of the holders of the net share settled contingent convertible senior notes: Yellow Transportation, Inc., Mission Supply Company, Yellow Relocation Services, Inc., YRC Worldwide Technologies, Inc., YRC Logistics, Inc. (formerly Meridian IQ Inc.), YRC Logistics Global, LLC. (formerly MIQ, LLC), Globe.com Lines, Inc., Roadway LLC, Roadway Next Day Corporation, and Roadway Express, Inc. Each of the guarantees is full and unconditional and joint and several.

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

The following represents condensed consolidating financial information as of December 31, 2007 and 2006 with respect to the financial position and for the years ended December 31, 2007, 2006 and 2005 for results of operations and cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the contingent convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement. Guarantees issued by USF Holland Inc. and Regional Transportation were released in 2007 and these subsidiaries moved from Guarantor subsidiaries to Non-Guarantor subsidiaries in the following financial statements as of and for the year ended December 31, 2007.

Condensed Consolidating Balance Sheets

December 31, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$26	$15	$17	$—	$58
Intercompany advances receivable	—	(65)	65	—	—
Accounts receivable, net	3	(25)	1,101	(5)	1,074
Prepaid expenses and other	76	99	71	—	246

Total current assets	105	24	1,254	(5)	1,378
Property and equipment	1	2,967	1,116	—	4,084
Less – accumulated depreciation	(1)	(1,468)	(235)	—	(1,704)

Net property and equipment	—	1,499	881	—	2,380
Investment in subsidiaries	3,280	93	203	(3,576)	—
Receivable from affiliate	(898)	488	410	—	—
Goodwill and other assets	258	985	412	(350)	1,305

Total assets	$2,745	$3,089	$3,160	$(3,931)	$5,063

Intercompany advances payable	$342	$(294)	$157	$(205)	$—
Accounts payable	12	264	112	—	388
Wages, vacations and employees’ benefits	29	285	112	—	426
Claims and insurance accruals	34	27	107	—	168
Other current and accrued liabilities	18	122	62	—	202
Asset backed securitization borrowings	—	—	180	—	180
Current maturities of long-term debt	—	232	—	—	232

Total current liabilities	435	636	730	(205)	1,596
Payable to affiliate	(117)	44	223	(150)	—
Long-term debt, less current portion	554	7	261	—	822
Deferred income taxes, net	19	307	196	—	522
Pension and postretirement	180	—	—	—	180
Claims and other liabilities	84	3	244	—	331
Commitments and contingencies
Shareholders’ equity	1,590	2,092	1,506	(3,576)	1,612

Total liabilities and shareholders’ equity	$2,745	$3,089	$3,160	$(3,931)	$5,063

December 31, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$20	$21	$35	$—	$76
Intercompany advances receivable	—	(68)	68	—	—
Accounts receivable, net	5	11	1,193	(18)	1,191
Prepaid expenses and other	22	193	9	—	224

Total current assets	47	157	1,305	(18)	1,491
Property and equipment	1	3,258	583	—	3,842
Less – accumulated depreciation	(1)	(1,461)	(110)	—	(1,572)

Net property and equipment	—	1,797	473	—	2,270
Investment in subsidiaries	3,372	254	5	(3,631)	—
Receivable from affiliate	(563)	426	137	—	—
Goodwill and other assets	262	1,869	310	(350)	2,091

Total assets	$3,118	$4,503	$2,230	$(3,999)	$5,852

Intercompany advances payable	$402	$(548)	$355	$(209)	$—
Accounts payable	15	321	71	(9)	398
Wages, vacations and employees’ benefits	15	338	61	—	414
Claims and insurance accruals	—	50	140	—	190
Other current and accrued liabilities	18	85	31	—	134
Asset backed securitization borrowings	—	—	225	—	225

Total current liabilities	450	246	883	(218)	1,361
Payable to affiliate	(101)	28	223	(150)	—
Long-term debt, less current portion	550	508	—	—	1,058
Deferred income taxes, net	18	430	61	—	509
Pension and postretirement	350	—	—	—	350
Claims and other liabilities	12	38	332	—	382
Commitments and contingencies
Shareholders’ equity	1,839	3,253	731	(3,631)	2,192

Total liabilities and shareholders’ equity	$3,118	$4,503	$2,230	$(3,999)	$5,852

Condensed Consolidating Statements of Operations

For the year ended December 31, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$45	$6,724	$3,233	$(381)	$9,621

Operating expenses:
Salaries, wages and employees’ benefits	35	3,797	1,909	—	5,741
Operating expenses and supplies	26	1,345	842	(348)	1,865
Purchased transportation	—	780	344	(35)	1,089
Depreciation and amortization	—	159	97	—	256
Other operating expenses	—	296	141	—	437
Gains on property disposals, net	—	(8)	2	—	(6)
Reorganization and settlements	10	7	5	—	22
Impairment charges	—	76	706	—	782

Total operating expenses	71	6,452	4,046	(383)	10,186

Operating income (loss)	(26)	272	(813)	2	(565)

Nonoperating (income) expenses:
Interest expense	36	18	35	—	89
Other, net	27	195	(226)	2	(2)

Nonoperating (income) expenses, net	63	213	(191)	2	87

Income (loss) before income taxes	(89)	59	(622)	—	(652)
Income tax provision (benefit)	(26)	7	5	—	(14)

Net income (loss)	$(63)	$52	$(627)	$—	$(638)

For the year ended December 31, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$53	$8,429	$1,889	$(452)	$9,919

Operating expenses:
Salaries, wages and employees’ benefits	38	4,848	931	(81)	5,736
Operating expenses and supplies	35	1,615	488	(319)	1,819
Purchased transportation	—	840	271	(20)	1,091
Depreciation and amortization	—	215	59	—	274
Other operating expenses	—	370	66	—	436
Gains on property disposals, net	—	(6)	(2)	—	(8)
Reorganization and settlements	—	8	18	—	26

Total operating expenses	73	7,890	1,831	(420)	9,374

Operating income (loss)	(20)	539	58	(32)	545

Nonoperating (income) expenses:
Interest expense	34	29	25	—	88
Other, net	20	150	(137)	(32)	1

Nonoperating (income) expenses, net	54	179	(112)	(32)	89

Income (loss) before income taxes	(74)	360	170	—	456
Income tax provision (benefit)	(6)	122	63	—	179

Net income (loss)	$(68)	$238	$107	$—	$277

For the year ended December 31, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$61	$7,693	$1,395	$(408)	$8,741
Operating expenses:
Salaries, wages and employees’ benefits	48	4,454	649	(40)	5,111
Operating expenses and supplies	35	1,430	282	(309)	1,438
Purchased transportation	—	743	271	(23)	991
Depreciation and amortization	—	202	49	—	251
Other operating expenses	—	361	51	(6)	406
Gains on property disposals, net	—	(5)	—	—	(5)
Reorganization and settlements	5	2	6	—	13

Total operating expenses	88	7,187	1,308	(378)	8,205

Operating income (loss)	(27)	506	87	(30)	536

Nonoperating (income) expenses:
Interest expense	36	32	72	(77)	63
Other, net	(346)	180	(197)	364	1

Nonoperating (income) expenses, net	(310)	212	(125)	287	64

Income (loss) before income taxes	283	294	212	(317)	472
Income tax provision (benefit)	(1)	108	77	—	184

Net income (loss)	$284	$186	$135	$(317)	$288

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(219)	$417	$195	$—	$393

Investing activities:
Acquisition of property and equipment	—	(251)	(143)	—	(394)
Proceeds from disposal of property and equipment	—	23	32	—	55
Other	(2)	1	(1)	—	(2)

Net cash used in investing activities	(2)	(227)	(112)	—	(341)

Financing activities:
ABS borrowings, net	—	—	(45)	—	(45)
Issuance of long-term debt, net	4	—	1	—	5
Debt issuance costs	(1)	—	—	—	(1)
Treasury stock purchases	(35)	—	—	—	(35)
Proceeds from exercise of stock options	6	—	—	—	6
Intercompany advances / repayments	253	(196)	(57)	—	—

Net cash provided by (used in) financing activities	227	(196)	(101)	—	(70)

Net increase (decrease) in cash and cash equivalents	6	(6)	(18)	—	(18)
Cash and cash equivalents, beginning of year	20	21	35	—	76

Cash and cash equivalents, end of year	$26	$15	$17	$—	$58

For the year ended December 31, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(97)	$154	$475	$—	$532

Investing activities:
Acquisition of property and equipment	—	(325)	(53)	—	(378)
Proceeds from disposal of property and equipment	—	17	58	—	75
Acquisition of companies	(26)	—	—	—	(26)
Other	—	6	(6)	—	—

Net cash used in investing activities	(26)	(302)	(1)	—	(329)

Financing activities:
ABS borrowings, net	—	—	(150)	—	(150)
Repayment of long-term debt	(45)	—	—	—	(45)
Treasury stock purchases	(20)	—	—	—	(20)
Proceeds from exercise of stock options	6	—	—	—	6
Intercompany advances / repayments	182	151	(333)	—	—

Net cash provided by (used in) financing activities	123	151	(483)	—	(209)

Net increase (decrease) in cash and cash equivalents	—	3	(9)	—	(6)
Cash and cash equivalents, beginning of year	20	18	44	—	82

Cash and cash equivalents, end of year	$20	$21	$35	$—	$76

For the year ended December 31, 2005 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$52	$242	$193	$11	$498

Investing activities:
Acquisition of property and equipment	—	(233)	(71)	—	(304)
Proceeds from disposal of property and equipment	—	35	13	—	48
Acquisition of companies	(821)	46	21	—	(754)
Investment in affiliate	(46)	—	—		(46)
Other	—	2	10	—	12

Net cash used in investing activities	(867)	(150)	(27)	—	(1,044)

Financing activities:
ABS borrowings, net	—	—	375	—	375
Debt issuance costs	(4)	—	—	—	(4)
Issuance (repayment) of long-term debt	195	(5)	—	—	190
Proceeds from exercise of stock options	11	—	—	—	11
Treasury stock purchases	(50)	—	—	—	(50)
Intercompany advances / repayments	601	(76)	(514)	(11)	—

Net cash provided by (used in) financing activities	753	(81)	(139)	(11)	522

Net increase (decrease) in cash and cash equivalents	(62)	11	27	—	(24)
Cash and cash equivalents, beginning of year	82	7	17	—	106

Cash and cash equivalents, end of year	$20	$18	$44	$—	$82

Guarantees of the Senior Notes Due 2008

In connection with the senior notes due 2008, that the Company assumed by virtue of the Roadway merger agreement, and in addition to the primary obligor, Roadway LLC, YRC Worldwide and its following 100% owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2008: Roadway Next Day Corporation, New Penn Motor Express, Inc., Roadway Express, Inc., Roadway Reverse Logistics, Inc. and Roadway Express International, Inc. Each of the guarantees is full and unconditional and joint and several.

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

The following represents condensed consolidating financial information of YRC Worldwide and its subsidiaries as of December 31, 2007 and 2006 with respect to the financial position, and for the years ended December 31, 2007, 2006 and 2005 for results of operations and cash flows. The primary obligor column presents the financial information of Roadway LLC. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2008 including YRC Worldwide, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

December 31, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$45	$13	$—	$58
Intercompany advances receivable	—	(17)	17	—	—
Accounts receivable, net	—	(38)	1,120	(8)	1,074
Prepaid expenses and other	(12)	102	156	—	246

Total current assets	(12)	92	1,306	(8)	1,378
Property and equipment	—	1,103	2,981	—	4,084
Less – accumulated depreciation	—	(261)	(1,443)	—	(1,704)

Net property and equipment	—	842	1,538	—	2,380
Investment in subsidiaries	101	3,264	254	(3,619)	—
Receivable from affiliate	186	(722)	536	—	—
Goodwill and other assets	651	1,117	387	(850)	1,305

Total assets	$926	$4,593	$4,021	$(4,477)	$5,063

Intercompany advances payable	$—	$78	$127	$(205)	$—
Accounts payable	—	98	293	(3)	388
Wages, vacations and employees’ benefits	—	181	245	—	426
Claims and insurance accruals	—	48	120	—	168
Other current and accrued liabilities	1	50	151	—	202
Asset backed securitization borrowings	—	—	180	—	180
Current maturities of long-term debt	229	—	3	—	232

Total current liabilities	230	455	1,119	(208)	1,596
Payable to affiliate	—	533	117	(650)	—
Long-term debt, less current portion	—	555	267	—	822
Deferred income taxes, net	(3)	241	284	—	522
Pension and postretirement	—	180	—	—	180
Claims and other liabilities	—	86	245	—	331
Commitments and contingencies
Shareholders’ equity	699	2,543	1,989	(3,619)	1,612

Total liabilities and shareholders’ equity	$926	$4,593	$4,021	$(4,477)	$5,063

December 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$38	$38	$—	$76
Intercompany advances receivable	—	(14)	14	—	—
Accounts receivable, net	—	(20)	1,222	(11)	1,191
Prepaid expenses and other	(2)	83	143	—	224

Total current assets	(2)	87	1,417	(11)	1,491
Property and equipment	—	1,019	2,823	—	3,842
Less – accumulated depreciation	—	(199)	(1,373)	—	(1,572)

Net property and equipment	—	820	1,450	—	2,270
Investment in subsidiaries	—	3,377	208	(3,585)	—
Receivable from affiliate	155	(552)	397	—	—
Goodwill and other assets	651	1,257	1,033	(850)	2,091

Total assets	$804	$4,989	$4,505	$(4,446)	$5,852

Intercompany advances payable	$—	$87	$122	$(209)	$—
Accounts payable	—	114	286	(2)	398
Wages, vacations and employees’ benefits	—	165	249	—	414
Claims and insurance accruals	—	22	168	—	190
Other current and accrued liabilities	2	54	78	—	134
Asset backed securitization borrowings	—	—	225	—	225

Total current liabilities	2	442	1,128	(211)	1,361
Payable to affiliate	—	549	101	(650)	—
Long-term debt, less current portion	234	550	274	—	1,058
Deferred income taxes, net	(5)	234	280	—	509
Pension and postretirement	—	350	—	—	350
Claims and other liabilities	—	26	356	—	382
Commitments and contingencies
Shareholders’ equity	573	2,838	2,366	(3,585)	2,192

Total liabilities and shareholders’ equity	$804	$4,989	$4,505	$(4,446)	$5,852

Condensed Consolidated Statements of Operations

For the year ended December 31, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$3,444	$6,591	$(414)	$9,621

Operating expenses:
Salaries, wages and employees’ benefits	—	1,994	3,747	—	5,741
Operating expenses and supplies	—	687	1,550	(372)	1,865
Purchased transportation	—	350	783	(44)	1,089
Depreciation and amortization	—	76	180	—	256
Other operating expenses	—	150	287	—	437
Gains on property disposals, net	—	(8)	2	—	(6)
Reorganization and settlements	—	11	11	—	22
Impairment charges	—	136	646	—	782

Total operating expenses	—	3,396	7,206	(416)	10,186

Operating income (loss)	—	48	(615)	2	(565)

Nonoperating (income) expenses:
Interest expense	14	35	40	—	89
Other, net	(52)	168	(120)	2	(2)

Nonoperating (income) expenses, net	(38)	203	(80)	2	87

Income before income taxes	38	(155)	(535)	—	(652)
Income tax provision (benefit)	14	(38)	10	—	(14)

Net income (loss)	$24	$(117)	$(545)	$—	$(638)

For the year ended December 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$3,611	$6,761	$(453)	$9,919

Operating expenses:
Salaries, wages and employees’ benefits	—	2,083	3,734	(81)	5,736
Operating expenses and supplies	—	667	1,458	(306)	1,819
Purchased transportation	—	377	748	(34)	1,091
Depreciation and amortization	—	89	185	—	274
Other operating expenses	—	156	280	—	436
Gains on property disposals, net	—	(6)	(2)	—	(8)
Reorganization and settlements	—	2	24	—	26

Total operating expenses	—	3,368	6,427	(421)	9,374

Operating income (loss)	—	243	334	(32)	545

Nonoperating (income) expenses:
Interest expense	14	34	40	—	88
Other, net	(51)	124	(40)	(32)	1

Nonoperating (income) expenses, net	(37)	158	—	(32)	89

Income before income taxes	37	85	334	—	456
Income tax provision	14	53	112	—	179

Net income	$23	$32	$222	$—	$277

For the year ended December 31, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$3,502	$5,579	$(340)	$8,741

Operating expenses:
Salaries, wages and employees’ benefits	—	2,085	3,040	(14)	5,111
Operating expenses and supplies	—	632	1,088	(282)	1,438
Purchased transportation	—	341	663	(13)	991
Depreciation and amortization	—	84	167	—	251
Other operating expenses	—	141	265	—	406
Losses (gains) on property disposals, net	—	1	(6)	—	(5)
Reorganization and settlements	—	5	8	—	13

Total operating expenses	—	3,289	5,225	(309)	8,205

Operating income (loss)	—	213	354	(31)	536

Nonoperating (income) expenses:
Interest expense	14	88	82	(121)	63
Other, net	(53)	(256)	(98)	408	1

Nonoperating (income) expenses, net	(39)	(168)	(16)	287	64

Income (loss) before income taxes	39	381	370	(318)	472
Income tax provision	14	34	136	—	184

Net income (loss)	$25	$347	$234	$(318)	$288

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$30	$(29)	$392	$—	$393

Investing activities:
Acquisition of property and equipment	—	(110)	(284)	—	(394)
Proceeds from disposal of property and equipment	—	30	25	—	55
Other	—	(1)	(1)	—	(2)

Net cash used in investing activities	—	(81)	(260)		(341)

Financing activities:
ABS borrowings, net	—	—	(45)	—	(45)
Issuance of long-term debt, net	—	5	—	—	5
Debt issuance costs	—	(1)	—	—	(1)
Treasury stock purchases	—	(35)	—	—	(35)
Proceeds from exercise of stock options	—	6	—	—	6
Intercompany advances / repayments	(30)	142	(112)	—	—

Net cash provided by (used in) financing activities	(30)	117	(157)	—	(70)

Net increase (decrease) in cash and cash equivalents	—	7	(25)	—	(18)
Cash and cash equivalents, beginning of year	—	38	38	—	76

Cash and cash equivalents, end of year	$—	$45	$13	$—	$58

For the year ended December 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$23	$(13)	$530	$(8)	$532

Investing activities:
Acquisition of property and equipment	—	(128)	(250)	—	(378)
Proceeds from disposal of property and equipment	—	23	52	—	75
Acquisition of companies	—	(26)	—	—	(26)
Other	4	—	(4)	—	—

Net cash provided by (used in) investing activities	4	(131)	(202)	—	(329)

Financing activities:
ABS borrowings, net	—	—	(150)	—	(150)
Repayment of long-term debt	—	(45)	—	—	(45)
Treasury stock purchases	—	(20)	—	—	(20)
Proceeds from exercise of stock options	—	6	—	—	6
Intercompany advances / repayments	(27)	207	(188)	8	—

Net cash provided by (used in) financing activities	(27)	148	(338)	8	(209)

Net increase (decrease) in cash and cash equivalents	—	4	(10)	—	(6)
Cash and cash equivalents, beginning of year	—	34	48	—	82

Cash and cash equivalents, end of year	$—	$38	$38	$—	$76

For the year ended December 31, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$50	$91	$360	$(3)	$498

Investing activities:
Acquisition of property and equipment	—	(84)	(220)	—	(304)
Proceeds from disposal of property and equipment	—	16	32	—	48
Acquisition of companies	—	(819)	65	—	(754)
Investment in affiliate	—	(46)	—		(46)
Other	—	—	12	—	12

Net cash used in investing activities	—	(933)	(111)	—	(1,044)

Financing activities:
ABS borrowings, net	—	—	375	—	375
Debt issuance costs	—	(4)	—	—	(4)
Issuance (repayment) of long-term debt	—	195	(5)	—	190
Proceeds from exercise of stock options	—	11	—	—	11
Treasury stock purchases	—	(50)	—	—	(50)
Intercompany advances / repayments	(50)	635	(588)	3	—

Net cash provided by (used in) financing activities	(50)	787	(218)	3	522

Net increase (decrease) in cash and cash equivalents	—	(55)	31	—	(24)
Cash and cash equivalents, beginning of year	—	89	17	—	106

Cash and cash equivalents, end of year	$—	$34	$48	$—	$82

Guarantees of the Senior Notes Due 2009 and 2010

In connection with the senior notes due 2009 and 2010 that YRC Worldwide assumed by virtue of its merger with USF, and in addition to the primary obligor, Regional Transportation (formerly USF Corporation), YRC Worldwide and its following 100% owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2009 and 2010: USF Sales Corporation, USF Holland Inc., USF Reddaway Inc., USF Glen Moore Inc., YRC Logistics Services (formerly Meridian IQ Services Inc.), and IMUA Handling Corporation. Each of the guarantees is full and unconditional and joint and several.

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

The following represents condensed consolidating financial information of YRC Worldwide and its subsidiaries as of December 31, 2007 and 2006 with respect to the financial position and for the years ended December 31, 2007, 2006 and 2005 for results of operations and cash flows. The Condensed Consolidating Statements of Operations and Condensed Consolidating Statement of Cash Flows for 2005 contain USF information from the date of acquisition (May 24) through December 31. The primary obligor column presents the financial information of Regional Transportation (formerly USF Corporation). The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2009 and 2010 including YRC Worldwide, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

December 31, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$29	$29	$—	$58
Intercompany advances receivable	—	(11)	11	—	—
Accounts receivable, net	—	7	1,084	(17)	1,074
Prepaid expenses and other	(5)	153	98	—	246

Total current assets	(5)	178	1,222	(17)	1,378
Property and equipment	2	914	3,168	—	4,084
Less – accumulated depreciation	(2)	(165)	(1,537)	—	(1,704)

Net property and equipment	—	749	1,631	—	2,380
Investment in subsidiaries	218	3,279	9	(3,506)	—
Receivable from affiliate	490	(1,183)	693	—	—
Goodwill and other assets	160	373	1,122	(350)	1,305

Total assets	$863	$3,396	$4,677	$(3,873)	$5,063

Intercompany advances payable	$65	$119	$16	$(200)	$—
Accounts payable	9	82	306	(9)	388
Wages, vacations and employees’ benefits	3	114	309	—	426
Claims and insurance accruals	—	41	127	—	168
Other current and accrued liabilities	23	37	150	(8)	202
Asset backed securitization borrowings	—	—	180	—	180
Current maturities of long-term debt	—	—	232	—	232

Total current liabilities	100	393	1,320	(217)	1,596
Payable to affiliate	—	(45)	195	(150)	—
Long-term debt, less current portion	260	555	7	—	822
Deferred income taxes, net	52	127	343	—	522
Pension and postretirement	—	180	—	—	180
Claims and other liabilities	—	85	246	—	331
Commitments and contingencies
Shareholders’ equity	451	2,101	2,566	(3,506)	1,612

Total liabilities and shareholders’ equity	$863	$3,396	$4,677	$(3,873)	$5,063

December 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$23	$53	$—	$76
Intercompany advances receivable	—	(10)	10	—	—
Accounts receivable, net	—	1	1,192	(2)	1,191
Prepaid expenses and other	(17)	96	145	—	224

Total current assets	(17)	110	1,400	(2)	1,491
Property and equipment	2	836	3,004	—	3,842
Less – accumulated depreciation	(1)	(115)	(1,456)	—	(1,572)

Net property and equipment	1	721	1,548	—	2,270
Investment in subsidiaries	247	3,373	6	(3,626)	—
Receivable from affiliate	399	(714)	315	—	—
Goodwill and other assets	809	380	1,252	(350)	2,091

Total assets	$1,439	$3,870	$4,521	$(3,978)	$5,852

Intercompany advances payable	$—	$193	$7	$(200)	$—
Accounts payable	3	97	300	(2)	398
Wages, vacations and employees’ benefits	(1)	105	310	—	414
Claims and insurance accruals	—	16	174	—	190
Other current and accrued liabilities	6	39	89	—	134
Asset backed securitization borrowings	—	—	225	—	225

Total current liabilities	8	450	1,105	(202)	1,361
Payable to affiliate	—	(29)	179	(150)	—
Long-term debt, less current portion	265	550	243	—	1,058
Deferred income taxes, net	80	117	312	—	509
Pension and postretirement	—	350	—	—	350
Claims and other liabilities	1	45	336	—	382
Commitments and contingencies
Shareholders’ equity	1,085	2,387	2,346	(3,626)	2,192

Total liabilities and shareholders’ equity	$1,439	$3,870	$4,521	$(3,978)	$5,852

Condensed Consolidating Statements of Operations

For the year ended December 31, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$22	$2,362	$7,612	$(375)	$9,621

Operating expenses:
Salaries, wages and employees’ benefits	8	1,397	4,336	—	5,741
Operating expenses and supplies	5	654	1,554	(348)	1,865
Purchased transportation	—	122	996	(29)	1,089
Depreciation and amortization	8	67	181	—	256
Other operating expenses	—	121	316	—	437
Gains on property disposals, net	—	(1)	(5)	—	(6)
Reorganization and settlements	1	13	8	—	22
Impairment charges	646	—	136	—	782

Total operating expenses	668	2,373	7,522	(377)	10,186

Operating income (loss)	(646)	(11)	90	2	(565)

Nonoperating (income) expenses:
Interest expense	16	35	38	—	89
Other, net	(42)	124	(86)	2	(2)

Nonoperating (income) expenses, net	(26)	159	(48)	2	87

Income (loss) before income taxes	(620)	(170)	138	—	(652)
Income tax provision (benefit)	(17)	(54)	57	—	(14)

Net income (loss)	$(603)	$(116)	$81	$—	$(638)

For the year ended December 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$22	$2,440	$7,913	$(456)	$9,919

Operating expenses:
Salaries, wages and employees’ benefits	8	1,381	4,428	(81)	5,736
Operating expenses and supplies	6	624	1,508	(319)	1,819
Purchased transportation	—	137	978	(24)	1,091
Depreciation and amortization	8	72	194	—	274
Other operating expenses	—	115	321	—	436
Gains on property disposals, net	—	(2)	(6)	—	(8)
Reorganization and settlements	—	1	25	—	26

Total operating expenses	22	2,328	7,448	(424)	9,374

Operating income (loss)	—	112	465	(32)	545

Nonoperating (income) expenses:
Interest expense	15	34	39	—	88
Other, net	(24)	100	(43)	(32)	1

Nonoperating (income) expenses, net	(9)	134	(4)	(32)	89

Income (loss) before income taxes	9	(22)	469	—	456
Income tax provision	3	13	163	—	179

Net income (loss)	$6	$(35)	$306	$—	$277

For the year ended December 31, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$51	$1,523	$7,575	$(408)	$8,741

Operating expenses:
Salaries, wages and employees’ benefits	8	871	4,273	(41)	5,111
Operating expenses and supplies	7	341	1,400	(310)	1,438
Purchased transportation	—	141	873	(23)	991
Depreciation and amortization	5	53	193	—	251
Other operating expenses	27	79	306	(6)	406
Losses (gains) on property disposals, net	—	1	(6)	—	(5)
Reorganization and settlements	2	11	—	—	13

Total operating expenses	49	1,497	7,039	(380)	8,205

Operating income (loss)	2	26	536	(28)	536

Nonoperating (income) expenses:
Interest expense	9	43	88	(77)	63
Other, net	(20)	(321)	(21)	363	1

Nonoperating (income) expenses, net	(11)	(278)	67	286	64

Income (loss) before income taxes	13	304	469	(314)	472
Income tax provision	2	5	177	—	184

Net income (loss)	$11	$299	$292	$(314)	$288

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$36	$(200)	$557	$—	$393

Investing activities:
Acquisition of property and equipment	—	(110)	(284)	—	(394)
Proceeds from disposal of property and equipment	—	5	50	—	55
Other	—	(1)	(1)	—	(2)

Net cash used in investing activities	—	(106)	(235)	—	(341)

Financing activities:
ABS borrowings, net	—	—	(45)	—	(45)
Issuance of long-term debt, net	—	4	1	—	5
Debt issuance costs		(1)	—	—	(1)
Treasury stock purchases	—	(35)	—	—	(35)
Proceeds from exercise of stock options	—	6	—	—	6
Intercompany advances / repayments	(36)	338	(302)	—	—

Net cash provided by (used in) financing activities	(36)	312	(346)	—	(70)

Net increase (decrease) in cash and cash equivalents	—	6	(24)	—	(18)
Cash and cash equivalents, beginning of year	—	23	53	—	76

Cash and cash equivalents, end of year	$—	$29	$29	$—	$58

For the year ended December 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$(71)	$93	$510	$—	$532

Investing activities:
Acquisition of property and equipment	—	(94)	(284)	—	(378)
Proceeds from disposal of property and equipment	1	30	44	—	75
Acquisition of companies	—	(26)	—	—	(26)

Net cash provided by (used in) investing activities	1	(90)	(240)	—	(329)

Financing activities:
ABS borrowings, net	—	—	(150)	—	(150)
Repayment of long-term debt	—	(45)	—	—	(45)
Treasury stock purchases	—	(20)	—	—	(20)
Proceeds from exercise of stock options	—	6	—	—	6
Intercompany advances / repayments	70	37	(107)	—	—

Net cash provided by (used in) financing activities	70	(22)	(257)	—	(209)

Net increase (decrease) in cash and cash equivalents	—	(19)	13	—	(6)
Cash and cash equivalents, beginning of year	—	42	40	—	82

Cash and cash equivalents, end of year	$—	$23	$53	$—	$76

For the year ended December 31, 2005 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(38)	$208	$317	$11	$498

Investing activities:
Acquisition of property and equipment	—	(89)	(215)	—	(304)
Proceeds from disposal of property and equipment	1	15	32	—	48
Acquisition of companies	43	(824)	27	—	(754)
Investment in affiliate	—	(46)	—	—	(46)
Other	2	—	10	—	12

Net cash provided by (used in) investing activities	46	(944)	(146)	—	(1,044)

Financing activities:
ABS borrowings, net	—	—	375	—	375
Debt issuance costs	—	(4)	—	—	(4)
Issuance (repayment) of long-term debt	—	195	(5)	—	190
Proceeds from exercise of stock options	—	11	—	—	11
Treasury stock purchases	—	(50)	—	—	(50)
Intercompany advances / repayments	(8)	544	(525)	(11)	—

Net cash provided by (used in) financing activities	(8)	696	(155)	(11)	522

Net increase (decrease) in cash and cash equivalents	—	(40)	16	—	(24)
Cash and cash equivalents, beginning of year	—	82	24	—	106

Cash and cash equivalents, end of year	$—	$42	$40	$—	$82

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

YRC Worldwide Inc.:

We have audited the accompanying consolidated balance sheets of YRC Worldwide Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, on January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As discussed in notes 1 and 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, and SFAS No. 123(R), Share-Based Payment, during the year ended December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YRC Worldwide Inc.:

We have audited YRC Worldwide Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri
February, 29, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our principal executive and principal financial officers evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining effective internal control over our financial reporting, which is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” that the Committee of Sponsoring Organizations of the Treadway Commission issued.

Based on its assessment using those criteria, our management concluded that, as of December 31, 2007, our system of internal control over financial reporting was effective.

KPMG LLP, the registered independent public accounting firm that audited our December 31, 2007 consolidated financial statements, has issued an attestation report on our system of internal control over financial reporting. The KPMG LLP attestation report is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Securities Act of 1934 is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

The following are our executive officers as of February 29, 2008:

Name	Age	Position(s) Held
William D. Zollars	60	Chairman of the Board, President and Chief Executive Officer of YRC Worldwide (since November 1999); President of Yellow Transportation (1996 – 1999); Senior Vice President of Ryder Integrated Logistics, Inc. (1994 – 1996).

Stephen L. Bruffett	44	Executive Vice President and Chief Financial Officer, YRC Worldwide (since September 2007); Senior Vice President – Sales and Marketing, YRC National Transportation (2007); Senior Vice President – Sales and Marketing, Yellow Transportation (2006 – 2007); Senior Vice President – Field Operations and Sales, Yellow Transportation (2005 – 2006); Senior Vice President – Corporate Development and Investor Relations, Yellow Roadway Corporation (2003 – 2005); Vice President and Treasurer, Yellow Corporation (2001 – 2003).

Daniel J. Churay	45	Executive Vice President, General Counsel and Secretary of YRC Worldwide (since September 2002); Senior Counsel, Fulbright & Jaworski L.L.P. (2002); Deputy General Counsel and Assistant Secretary of Baker Hughes Incorporated (1998 – 2002).

Michael J. Smid	52	President, YRC North American Transportation (since October 2007); President, YRC National Transportation (2007); President and Chief Executive Officer, Roadway Express (2005 – 2007); President and Chief Integration Officer, YRC Worldwide Enterprise Services (2004 – 2005); Executive Vice President and Chief Administrative Officer, Yellow Transportation (2000 – 2004).

James G. Kissinger	51	Executive Vice President – Human Resources, YRC Worldwide (since January 2008); Senior Vice President – Corporate Operations, Aircell (telecommunications) (2006 – 2007); Senior Vice President – Human Resources, Sprint Nextel Corporation (telecommunications) (1984 – 2006).

Paul F. Liljegren	53	Vice President, Controller and Chief Accounting Officer of YRC Worldwide (since September 2005); Vice President, Risk and Assurance of YRC Worldwide (2004 – 2005); Corporate Treasurer of Butler Manufacturing Company (1998 – 2004); Vice President, Finance for a division of Butler Manufacturing Company (1991 – 1998).

We have adopted a written Code of Conduct that applies to all of our directors, officers and employees, including our chief executive officer, chief financial officer and chief accounting officer. It is available under “Board Committee Charters & Code of Conduct” on our website located at www.yrcw.com. We intend to disclose any amendments to, or waivers from, any provision of our Code of Conduct that applies to our chief executive officer, chief financial officer or chief accounting officer by posting such information on our website located at www.yrcw.com.

Item 11.	Executive Compensation

The information that this item requires is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in our Proxy Statement related to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information that this item requires is included under the captions “Security Ownership of Management,” “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in our Proxy Statement related to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information that this item requires is included under the captions “Structure and Functioning of the Board” and “Certain Relationships and Related Party Transactions” in our Proxy Statement related to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information that this item requires is included under the caption “Audit/Ethics Committee Report” in our Proxy Statement related to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The consolidated financial statements of the Company included under Item 8 – Financial Statements and Supplementary Data.

(a)(2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule on page 95.

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005 on page 96.

(a)(3) Exhibits

3.1.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-12255).

3.1.2	Certificate of Amendment to the Certificate of Incorporation of the Company changing the name of the Company to Yellow Roadway Corporation (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8, filed on December 23, 2003, File No. 333-111499).

3.1.3	Certificate of Ownership and Merger, merging YRC Worldwide Inc. into Yellow Roadway Corporation, effecting a name change to YRC Worldwide Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on January 3, 2006, File No. 000-12255).

3.2	Bylaws of the Company, as amended through October 25, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on October 26, 2007, File No. 000-12255).

4.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to this Annual Report on Form 10-K), as amended by Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to this Annual Report on Form 10-K), and Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.3 to this Annual Report on Form 10-K).

4.2	Bylaws of the Company (incorporated by reference to Exhibit 3.4 to this Annual Report on Form 10-K).

4.3.1	Indenture (including form of note) dated November 30, 2001 among Roadway Corporation (predecessor in interest to Roadway LLC), certain subsidiary guarantors and SunTrust Bank, as trustee, relating to Roadway’s 8 1/4% Senior Notes due December 1, 2008 (incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-8, filed on December 23, 2003, File No. 333-111499).

4.3.2	Supplemental Indenture, dated as of December 11, 2003, among Roadway LLC, as successor obligor, YRC Worldwide, Inc., as a Guarantor, and SunTrust Bank, as Trustee, supplementing the Indenture, dates as of November 30, 2001 relating to the Roadway Corporation 8 1/4% Senior Notes due December 1, 2008 (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-1225).

4.4.1	Indenture, dated as of May 5, 1999, among USFreightways Corporation, the Guarantors named therein and NBD Bank, as trustee (incorporated by reference to Exhibit 4.11 to Registration Statement on Form S-4, filed on June 21, 2005, File No. 333-126006).

4.4.2	Form of 6 1/2% Guaranteed Note due May 1, 2009 issued by USFreightways Corporation (incorporated by reference to Exhibit 4.12 to Registration Statement on Form S-4, filed on June 21, 2005, File No. 333-26006).

4.4.3	Form of 8 1/2% Guaranteed Note due April 15, 2010 issued by USFreightways Corporation (incorporated by reference to Exhibit 4.13 to Registration Statement on Form S-4, filed on June 21, 2005, File No. 333-26006).

4.4.4	Supplemental Indenture, dated as of June 27, 2005, among Yellow Roadway Corporation as New Guarantor, USF Corporation, the Existing Guarantor Subsidiaries under the indenture and J.P. Morgan Trust Company, National Association as Trustee, supplementing the Indenture, dated as of May 5, 1999 (as supplemented and in effect as of the date of the Supplemental Indenture), relating to the USF Corporation (formerly USFreightways Corporation) 6 1/2% Guaranteed Notes due May 1, 2009 and USF Corporation (formerly USFreightways Corporation) 8 1/2% Guaranteed Notes due April 15, 2010 (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-1225).

4.5	Indenture (including form of note) dated August 8, 2003 among Yellow Roadway Corporation, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to Yellow Roadway Corporation’s 5.0% Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-4, filed on August 19, 2003, File No. 333-108081).

4.6	Indenture (including form of note) dated November 25, 2003 among Yellow Roadway Corporation, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to Yellow Roadway Corporation’s 3.375% Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8, filed on December 23, 2003, File No. 333-111499).

4.7	Indenture (including form of note) dated December 31, 2004, among Yellow Roadway Corporation, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to Yellow Roadway Corporation’s 5.0% Net Share Settled Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to Registration Statement on Form S-4/A, filed on November 30, 2004, File No. 333-119990).

4.8	Indenture (including form of note) dated December 31, 2004, among Yellow Roadway Corporation, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to Yellow Roadway Corporation’s 3.375% Net Share Settled Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.8 to Amendment No. 1 to Registration Statement on Form S-4/A, filed on November 30, 2004, File No. 333-119990).

(10) Material Contracts

10.1	Credit Agreement, dated as of August 17, 2007, among the Company; the Canadian Borrowers and UK Borrowers party thereto; the Lenders party thereto; Bank of America, N.A. and SunTrust Bank, as Syndication Agents; U.S. Bank National Association, Wachovia Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch, as Documentation Agents; JP Morgan Chase Bank, National Association, Toronto Branch, as Canadian Agent; J.P. Morgan Europe Limited, as UK Agent; and JPMorgan Chase Bank, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on August 22, 2007, File No. 000-12255).

10.2.1

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

Form 8-K, filed on May 26, 2005, File No. 000-12255).

10.2.2	Omnibus Amendment No. 1 [Amendment No. 1 to Amended and Restated Receivables Sale Agreement and Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement], as of May 19, 2006, among Yellow Transportation, Inc., Roadway Express, Inc., USF Reddaway Inc. and USF Holland Inc., as Originators; Yellow Roadway Receivables Funding Corporation, as Seller; JPMorgan Chase Bank, N.A., SunTrust Bank, Wachovia Bank, National Association, and ABN AMRO Bank, N.V., as Committed Purchaser, Falcon Asset Securitization Corporation, Three Pillars Funding LLC, Variable Funding Capital Company LLC (as assignee of Blue Ridge Asset Funding Corporation) and Amsterdam Funding Corporation, as Conduits; YRC Assurance Co. Ltd., as Co-Agent; Wachovia Bank, National Association, as LC Issuer; SunTrust Capital Markets, Inc., Wachovia Bank, National Association, ABN AMRO Bank, N.A., and JPMorgan Chase Bank, N.A., as Co-Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on May 22, 2006, File No. 000-12255).

10.2.3	Omnibus Agreement No. 2 [Amendment No. 2 to Amended and Restated Receivables Sale Agreement and Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement], as of May 18, 2007, among Yellow Transportation, Inc., Roadway Express, Inc., USF Reddaway Inc. and USF Holland Inc., as Originators; Yellow Roadway Receivables Funding Corporation, as Seller; JPMorgan Chase Bank, N.A., SunTrust Bank, Wachovia Bank, National Association and ABN AMRO Bank, N.V., as Committed Purchasers; Falcon Asset Securitization Company LLC (f/k/a Falcon Asset Securitization Corporation), Three Pillars Funding LLC, Variable Funding Capital Company LLC (as assignee of Blue Ridge Asset Funding Corporation) and Amsterdam Funding Corporation, as Conduits; YRC Assurance Co. Ltd., as Co-Agent; Wachovia Bank, National Association, as LC Issuer; SunTrust Capital Markets, Inc., Wachovia Bank, National Association, ABN AMRO Bank, N.A., and JPMorgan Chase Bank, N.A., as Co-Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on May 23, 2007, File No. 000-12255).

10.2.4	Omnibus Amendment No. 3 [Amendment No. 3 to Amended and Restated Receivables Sale Agreement and Amendment No. 3 to Second Amended and Restated Receivables Purchase Agreement], dated as of August 17, 2007, among Yellow Transportation, Inc., Roadway Express, Inc., USF Reddaway Inc. and USF Holland Inc., as Originators; Yellow Roadway Receivables Funding Corporation, as Seller; JPMorgan Chase Bank, N.A., SunTrust Bank, Wachovia Bank, National Association and ABN AMRO Bank, N.V. as Committed Purchasers; Falcon Asset Securitization Company LLC (f/k/a Falcon Asset Securitization Corporation), Three Pillars Funding LLC, Variable Funding Capital Company LLC (as assignee of Blue Ridge Asset Funding Corporation) and Amsterdam Funding Corporation, as Conduits; YRC Assurance Co. Ltd., as Co-Agent; Wachovia Bank, National Association, as LC Issuer; SunTrust Robinson Humphrey, Inc. (f/k/a SunTrust Capital Markets, Inc.), Wachovia Bank, National Association, ABN AMRO Bank, N.A., and JPMorgan Chase Bank, N.A., as CO-Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Current Report filed on From 8-K, filed on August 22, 2007, File No. 000-12255).

10.2.5	Amendment No. 4 to Second Amended and Restated Receivables Purchase Agreement, dated as of December 7, 2007, among Yellow Roadway Receivables Funding Corporation, as Seller, JPMorgan Chase Bank, N.A., SunTrust Bank, Wachovia Bank, National Association and ABN AMRO Bank, N.V., as Committed Purchasers; Falcon Asset Securitization Company LLC (f/k/a Falcon Asset Securitization Corporation), Three Pillars Funding LLC, Variable Funding Capital Company LLC (as assignee of Blue Ridge Asset Funding Corporation) and Amsterdam Funding Corporation, as Conduits; YRC Assurance Co. Ltd., as CO-Agent; Wachovia Bank, National Association, as LC Issuer; SunTrust Robinson Humphrey, Inc. (f/k/a SunTrust Capital Markets, Inc.), Wachovia Bank, National Association, ABN AMRO Bank, N.A., and JPMorgan Chase Bank, N.A., as Co-Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on December 10, 2007, File No. 000-12255).

10.3	National Master Freight Agreement, effective April 1, 2008, among the International Brotherhood of Teamsters, Yellow Transportation, Inc., Roadway Express, Inc., USF Holland Inc. and New Penn Motor Express, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed February 11, 2008, File No. 000-12255).

(10) Management Contracts, Compensatory Plans and Arrangements

10.4.1	YRC Worldwide Inc. Director Compensation Plan (incorporated by reference to Exhibit 10.2 to current Report on Form 8-K, filed on July 25, 2005, File No. 000-12255).

10.4.2	Form of Director Share Unit Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 25, 2005, File No. 000-12255).

10.5	Employment Agreement dated January 25, 2006 by and between YRC Worldwide Inc. and William D. Zollars (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on January 26, 2006, File No. 000-12255).

10.6	Employment Agreement, dated as of October 10, 2003, by and between Roadway LLC and James D. Staley (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to Registration Statement on Form S-4/A, filed on October 17, 2003, File No. 333-108081).

10.7	Supplemental Retirement Income Agreement dated March 1, 2007, between YRC Worldwide Inc. and Donald G. Barger, Jr. (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 000-12255)

10.8	Separation Agreement and Complete Release, dated January 11, 2007, by James L. Welch, YRC Worldwide Inc. and Yellow Transportation, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on January 18, 2007, File No. 000-12255).

10.9	Form of Indemnification Agreement between YRC Worldwide Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, filed on March 15, 2007, File No. 000-12255).

10.10*	Form of Executive Severance Agreement between YRC Worldwide Inc. and each of the following executive officers: William D. Zollars, Stephen L. Bruffett, Michael J. Smid, Daniel J. Churay and James G. Kissinger.

10.11	YRC Worldwide Inc. Executive Severance Policy (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed on July 25, 2006, File No. 000-12255).

10.12	Yellow Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Annual Report on Form10-K for the year ended December 31, 2002, Reg. No. 000-12255).

10.13	Yellow Corporation 1997 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2004, Reg. No. 000-12255).

10.14	Yellow Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, filed on November 9, 2000, File No. 333-49620).

10.15	Yellow Corporation 2002 Stock Option and Share Award Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, filed on May 15, 2002, File No. 333-88268).

10.16	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-12255).

10.17	Yellow Roadway Corporation 2004 Long-Term Incentive and Equity Award Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 15, 2007, File No. 000-12255).

10.18*	Form of Share Unit Agreement.

10.19*	YRC Worldwide Inc. Long-Term Incentive Plan.

10.20	YRC Worldwide Inc. Annual Incentive Bonus Program (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on May 23, 2007, File No. 000-12255).

10.21	YRC Worldwide Inc. Supplemental Executive Pension Plan (Effective January 1, 2005) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 25, 2006, File No. 000-12255).

10.22	YRC Worldwide Inc. Defined Contribution Supplemental Executive Retirement Plan (Effective January 1, 2005) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on July 25, 2006, File No. 000-12255).

10.23	YRC Worldwide Inc. Transferred Executives’ Supplemental Retirement Plan (Effective January 1, 2006) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on July 25, 2006, File No. 000-12255).

10.24.1	Roadway LLC Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-12255).

10.24.2	Amendment No. 1 to Roadway LLC Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-12255).

10.24.3*	Amendment No. 2 to Roadway LLC Pension Plan, as amended and restated as of January 1, 2004.

10.24.4*	Amendment No. 3 to Roadway LLC Pension Plan, as amended and restated as of January 1, 2004.

10.25.1	Yellow Corporation Pension Plan, amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-12255).

10.25.2	Amendment No. 1 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 000-12255).

10.25.3	Amendment No. 2 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-12255).

21.1*	Subsidiaries of the Company

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1*	Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Stephen L. Bruffett pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification William D. Zollars pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Stephen L. Bruffett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates documents filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YRC Worldwide Inc.:

Under date of February 29, 2008 we reported on the consolidated balance sheets of YRC Worldwide Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2007, which are included in this annual report on Form 10-K of YRC Worldwide Inc. for the fiscal year ended December 31, 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts (Schedule II). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 8 to the consolidated financial statements, on January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As discussed in notes 1 and 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and SFAS No. 123(R), Share-Based Payment, during the year ended December 31, 2006.

/s/ KPMG LLP

Kansas City, Missouri
February 29, 2008

Schedule II

YRC Worldwide Inc. and Subsidiaries

Valuation and Qualifying Accounts

For the Years Ended December 31, 2007, 2006 and 2005

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		-1-	-2-
Description	Balance, Beginning Of Year	Charged To Costs/ Expenses	Charged To Other Accounts		Deductions	Balance, End Of Year
					(a)
	(in millions)
Year ended December 31, 2007:
Deducted from asset account -
Allowance for uncollectible accounts	$35.7	$31.5	$—		$(32.3)	$34.9

Added to liability account -
Claims and insurance accruals	$504.4	$297.8	$—		$(323.9)	$478.3

Year ended December 31, 2006:
Deducted from asset account -
Allowance for uncollectible accounts	$32.0	$39.2	$—		$(35.5)	$35.7

Added to liability account -
Claims and insurance accruals	$499.9	$344.8	$7.5		$(347.8)	$504.4

Year ended December 31, 2005 (b):
Deducted from asset account -
Allowance for uncollectible accounts	$22.4	$21.8	$11.8	(c)	$(24.0)	$32.0

Added to liability account -
Claims and insurance accruals	$320.8	$297.2	$143.6	(c)	$(261.7)	$499.9

(a)	Regarding the allowance for uncollectible accounts, amounts primarily relate to uncollectible accounts written off, net of recoveries. For the claims and insurance accruals, amounts primarily relate to payments of claims and insurance.
(b)	2005 balances include the results of the operating companies of USF from the date of acquisition (May 24) through December 31, 2005.
(c)	These amounts primarily represent the beginning balances for USF as of May 24, 2005 and adjustments thereto.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YRC Worldwide Inc.

BY:	/s/ William D. Zollars
William D. Zollars
Chairman of the Board of Directors, President & Chief Executive Officer

February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William D. Zollars	Chairman of the Board of Directors,	February 29, 2008
William D. Zollars	President and Chief Executive Officer

/s/ Stephen L. Bruffett	Executive Vice President	February 29, 2008
Stephen L. Bruffett	& Chief Financial Officer

/s/ Paul F. Liljegren	Vice President, Controller &	February 29, 2008
Paul F. Liljegren	Chief Accounting Officer

/s/ Michael T. Byrnes	Director	February 29, 2008
Michael T. Byrnes

/s/ Cassandra C. Carr	Director	February 29, 2008
Cassandra C. Carr

/s/ Howard M. Dean	Director	February 29, 2008
Howard M. Dean

/s/ Dennis E. Foster	Director	February 29, 2008
Dennis E. Foster

/s/ John C. McKelvey	Director	February 29, 2008
John C. McKelvey

/s/ Phillip J. Meek	Director	February 29, 2008
Phillip J. Meek

/s/ Mark A. Schulz	Director	February 29, 2008
Mark A. Schulz

/s/ William L. Trubeck	Director	February 29, 2008
William L. Trubeck

/s/ Carl W. Vogt	Director	February 29, 2008
Carl W. Vogt