Form 10-Q
period 2008-03-31
YRC WORLDWIDE INC
filed 2008-05-08
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $1 Par Value Per Share	57,091,747 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(Amounts in thousands except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$59,826	$58,233
Accounts receivable, net	1,055,575	1,073,915
Prepaid expenses and other	246,645	245,386

Total current assets	1,362,046	1,377,534

Property and Equipment:
Cost	4,082,022	4,083,791
Less – accumulated depreciation	(1,732,738)	(1,703,318)

Net property and equipment	2,349,284	2,380,473

Goodwill	700,393	700,659
Intangibles, net	528,567	533,327
Other assets	70,735	70,630

Total assets	$5,011,025	$5,062,623

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$386,703	$387,740
Wages, vacations and employees’ benefits	438,016	426,119
Other current and accrued liabilities	395,316	369,725
Asset backed securitization borrowings	120,000	180,000
Current maturities of long-term debt	231,740	231,955

Total current liabilities	1,571,775	1,595,539

Other Liabilities:
Long-term debt, less current portion	822,770	822,048
Deferred income taxes, net	521,700	521,615
Pension and postretirement	188,756	180,166
Claims and other liabilities	333,967	330,951
Commitments and contingencies

Shareholders’ Equity:
Common stock, $1 par value per share	61,828	61,514
Preferred stock, $1 par value per share	—	—
Capital surplus	1,218,123	1,211,956
Retained earnings	425,244	471,119
Accumulated other comprehensive income	11,476	12,329
Treasury stock, at cost (4,802 shares)	(144,614)	(144,614)

Total shareholders’ equity	1,572,057	1,612,304

Total liabilities and shareholders’ equity	$5,011,025	$5,062,623

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the Three Months Ended March 31

(Amounts in thousands except per share data)

(Unaudited)

	2008	2007
Operating Revenue	$2,232,592	$2,328,342

Operating Expenses:
Salaries, wages and employees’ benefits	1,353,146	1,421,525
Operating expenses and supplies	486,229	441,928
Purchased transportation	254,312	251,768
Depreciation and amortization	63,313	58,991
Other operating expenses	112,765	116,324
Losses on property disposals, net	3,486	2,949
Reorganization and settlements	12,784	14,457

Total operating expenses	2,286,035	2,307,942

Operating Income (Loss)	(53,443)	20,400

Nonoperating (Income) Expenses:
Interest expense	18,566	20,038
Other, net	(1,971)	(1,734)

Nonoperating expenses, net	16,595	18,304

Income (Loss) Before Income Taxes	(70,038)	2,096
Income tax provision (benefit)	(24,163)	817

Net Income (Loss)	$(45,875)	$1,279

Average Common Shares Outstanding – Basic	56,877	57,337
Average Common Shares Outstanding – Diluted	56,877	58,614

Basic Earnings (Loss) Per Share	$(0.81)	$0.02

Diluted Earnings (Loss) Per Share	$(0.81)	$0.02

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the Three Months Ended March 31

(Amounts in thousands)

(Unaudited)

	2008	2007
Operating Activities:
Net income (loss)	$(45,875)	$1,279
Noncash items included in net income (loss):
Depreciation and amortization	63,313	58,991
Losses on property disposals, net	3,455	2,949
Deferred income tax provision (benefit)	(337)	155
Other noncash items	433	2,614
Changes in assets and liabilities, net:
Accounts receivable	18,381	(41,749)
Accounts payable	(1,141)	4,016
Other operating assets	2,051	51,346
Other operating liabilities	52,842	43,381

Net cash provided by operating activities	93,122	122,982

Investing Activities:
Acquisition of property and equipment	(36,876)	(132,289)
Proceeds from disposal of property and equipment	4,071	6,644
Other	(1,628)	(277)

Net cash used in investing activities	(34,433)	(125,922)

Financing Activities:
Asset backed securitization (payments) borrowings, net	(60,000)	25,000
Borrowing of long-term debt, net	2,904	3,000
Proceeds from exercise of stock options	—	6,037

Net cash provided by (used in) financing activities	(57,096)	34,037

Net Increase In Cash and Cash Equivalents	1,593	31,097

Cash and Cash Equivalents, Beginning of Period	58,233	76,391

Cash and Cash Equivalents, End of Period	$59,826	$107,488

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

YRC Worldwide Inc. and Subsidiaries

For the Three Months Ended March 31

(Amounts in thousands)

(Unaudited)

2008
Common Stock
Beginning balance	$61,514
Issuance of equity awards	149
Employer contribution to 401(k) plan	165

Ending balance	$61,828

Capital Surplus
Beginning balance	$1,211,956
Share-based compensation	3,241
Employer contribution to 401(k) plan	2,339
Other, net	587

Ending balance	$1,218,123

Retained Earnings
Beginning balance	$471,119
Net loss	(45,875)

Ending balance	$425,244

Accumulated Other Comprehensive Income
Beginning balance	$12,329
Pension, net of tax:
Reclassification of net losses to net income	369
Foreign currency translation adjustments	(1,222)

Ending balance	$11,476

Treasury Stock, At Cost
Beginning and ending balance	$(144,614)

Total Shareholders’ Equity	$1,572,057

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

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. These services include global, national and regional transportation as well as logistics. Our operating subsidiaries include the following:

•

YRC National Transportation (“National Transportation”) is a holding company for our transportation service providers focused on business opportunities in regional, national and international services. National Transportation is comprised of Yellow Transportation and Roadway. These companies each provide for the movement of industrial, commercial and retail goods, primarily through regionalized and centralized management and customer facing organizations. National Transportation also includes Reimer Express Lines, a Roadway subsidiary located in Canada that specializes in shipments into, across and out of Canada. Approximately 35% of National Transportation shipments are completed in two days or less. In addition to the United States (“U.S.”) and Canada, National Transportation also serves parts of Mexico, Puerto Rico and Guam.

•

YRC Regional Transportation (“Regional Transportation”) is a holding company for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of New Penn Motor Express, USF Holland and USF Reddaway. These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the U.S., Canada, Mexico and Puerto Rico. USF Glen Moore, a provider of truckload services throughout the U.S., is also a subsidiary of Regional Transportation. Approximately 90% of Regional Transportation less-than-truckload (“LTL”) shipments are completed in two days or less.

•

YRC Logistics plans and coordinates the movement of goods worldwide to provide customers a single source for logistics management solutions. YRC Logistics delivers a wide range of global logistics management services, with the ability to provide customers improved return-on-investment results through flexible, fast and easy-to-implement logistics services and technology management solutions.

At March 31, 2008, approximately 70% of our labor force is subject to collective bargaining agreements, which predominantly expire in 2013.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of YRC Worldwide and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in non-majority owned affiliates, where the entity is either not a variable interest entity or YRC Worldwide is not the primary beneficiary, are accounted for on the equity method. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates. We have prepared the consolidated financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, all normal recurring adjustments except as otherwise noted, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included in these financial statements have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Assets Held for Sale

When we plan to dispose of property by sale, the asset is carried in the financial statements at the lower of the carrying amount or estimated fair value, less cost to sell, and is reclassified to assets held for sale. Additionally, after such reclassification, there is no further depreciation taken on the asset. For an asset to be classified as held for sale, management must approve and commit to a formal plan, the sale should be anticipated during the ensuing year and the asset must be actively marketed, be available for immediate sale, and meet certain other specified criteria. At March 31, 2008 and December 31, 2007, the net book value of assets held for sale was approximately $44.9 million and $28 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets.

3.	Restructuring and Reorganization

During the first quarter of 2008, we closed 27 service centers that were previously a part of Regional Transportation’s networks. As a part of this action, we incurred certain restructuring charges of approximately $11.1 million consisting of employee severance, lease cancellations and other incremental costs.

During 2008, we made payments under previous restructuring programs, primarily those charges incurred as a result of the USF Reddaway and USF Bestway combination.

We assess the accrual requirements under our restructuring efforts at the end of each reporting period. A rollforward of the restructuring accrual is set forth below:

(in millions)	Employee Separation	Contract Termination	Other	Total
Balance at December 31, 2007	$3.6	$2.4	$—	$6.0
Restructuring charges	3.7	5.9	1.5	11.1
Payments	(3.8)	(2.1)	(1.2)	(7.1)

Balance at March 31, 2008	$3.5	$6.2	$0.3	$10.0

In addition to the above restructuring charges of $11.1 million, we incurred reorganization charges of $1.7 million during the three months ended March 31, 2008. These charges are included in the “Reorganization and settlements” caption in the consolidated statement of operations and consist primarily of employee separation charges at National Transportation due to certain leadership changes as well as reductions in the general employee population.

4.	Debt and Financing

Total debt consisted of the following:

(in millions)	March 31, 2008	December 31, 2007
Asset backed securitization borrowings, secured by accounts receivable	$120.0	$180.0
USF senior notes	258.8	259.9
Roadway senior notes	228.2	229.5
Contingent convertible senior notes	400.0	400.0
Term loan	150.0	150.0
Revolving credit facility	8.0	5.1
Industrial development bonds	9.5	9.5

Total debt	$1,174.5	$1,234.0
Current maturities of long-term debt	(231.7)	(232.0)
ABS borrowings	(120.0)	(180.0)

Long-term debt	$822.8	$822.0

Senior Credit Facility

On April 18, 2008, we entered into Amendment No. 1 (the “Credit Agreement Amendment”) to the Credit Agreement, dated as of August 17, 2007 (the “Credit Agreement”). The Credit Agreement, as amended (the “Credit Facility”), continues to provide the Company with a $950 million senior revolving credit facility, including sublimits available for borrowings under certain foreign currencies, and a $150 million senior term loan.

The Credit Agreement Amendment:

•

increases, until such time as the Company receives a rating of BBB- or better from Standard & Poor’s and Ba1 or better from Moody’s, in each case with a stable outlook (the “Fall Away Event”), the Company’s Total Leverage Ratio (as defined in the Credit Facility) from 3.0x to (i) 3.75x for each of the fiscal quarters ended March 31, June 30 and September 30, 2008 and (ii) 3.5x for each fiscal quarter thereafter; this was not required to ensure compliance with covenants at March 31, 2008, as the Company’s Total Leverage Ratio for the fiscal quarter ended March 31, 2008 was below 3.0x;

•

increases the interest rates and fees applicable to the revolving credit facility and term loan as set forth in the definition of “Applicable Rate” in Section 1.01 of the Credit Facility; effective with this amendment, the interest rates under the Credit Facility are correlated to our Credit Ratings; as of the date of this filing the interest rate on amounts outstanding under the revolving credit facility and term loan is LIBOR plus 120 basis points and LIBOR plus 150 basis points, respectively, and the facility fee for the revolving credit facility is 30 basis points;

•

requires the Company and its domestic subsidiaries to pledge the following collateral (i) receivables not secured by the ABS facility (as defined below) or the Company’s captive insurance companies, (ii) intercompany notes not secured by the ABS facility, (iii) fee-owned real estate parcels that have an estimated internal market value of $2.5 million or greater, (iv) 100% of the stock of all domestic subsidiaries of the Company and (v) 65% of the stock of first-tier foreign subsidiaries of the Company other than the Company’s captive insurance companies;

•

requires the Company and its subsidiaries to pledge additional assets, including rolling stock and the remaining real estate if the Total Leverage Ratio exceeds 3.5x at the end of any Test Period (as defined in the Credit Facility) or if the Company receives a rating of BB- or worse from Standard & Poor’s and Ba3 or worse from Moody’s prior to the Fall Away Event as defined in the Credit Agreement Amendment;

•	requires each domestic subsidiary of the Company except for Yellow Roadway Receivables Funding Corporation to guarantee the credit facility; and

•

modifies certain negative covenants (and in certain instances introduces new negative covenants) related to permitted liens, permitted acquisitions, permitted asset sales (and certain related mandatory prepayments from the proceeds thereof) and restricted payments.

Upon the occurrence of the Fall Away Event, (i) security interests in pledged collateral will be released, (ii) all negative covenant provisions (including the Company’s Total Leverage Ratio) and the mandatory prepayment provision will revert to pre-Credit Agreement Amendment levels and concepts and (iii) only material domestic subsidiaries and subsidiaries of the Company that guarantee certain other indebtedness of the Company or its subsidiaries will remain as guarantors.

Asset-Backed Securitization Facility

On April 18, 2008, we renewed our asset-backed securitization (“ABS”) facility. The renewed facility will expire on April 16, 2009. The renewed facility (i) reduces the financing limit available under the ABS facility from $700 million to $600 million, (ii) reduces the letters of credit sublimit from $325 million to $125 million, (iii) modifies the Total Leverage Ratio consistent with the Credit Agreement Amendment described above, (iv) increases the loss and discount reserve requirements and (v) increases the administrative fee (calculated based on financing limit) and program fee (calculated based on utilization) to 50 basis points and 75 basis points, respectively. The interest rate under the ABS facility for conduits continues to be a variable rate based on A1/P1 rated commercial paper (weighted average interest rate of 3.35% at March 31, 2008), plus the program fee. The interest rate for Wachovia Bank, National Association is one-month LIBOR, plus 100 basis points, as Wachovia will no longer use a conduit to purchase receivables under the ABS facility.

The ABS facility utilizes the accounts receivable of the following subsidiaries of the Company: Yellow Transportation, Inc.; Roadway Express, Inc.; USF Holland Inc.; and USF Reddaway Inc. (the “Originators”). Yellow Roadway Receivables Funding Corporation, a special purpose entity and wholly owned subsidiary of the Company, operates the ABS facility. Under the terms of the renewed ABS facility, the Originators may transfer trade receivables to YRRFC, which is designed to isolate the receivables for bankruptcy purposes. A third-party conduit or committed purchaser must purchase from YRRFC an undivided ownership interest in those receivables. The percentage ownership interest in receivables that the conduits or committed purchasers purchase may increase or decrease over time, depending on the characteristics of the receivables, including delinquency rates and debtor concentrations.

In connection with the renewal of the ABS facility, the Company unconditionally guaranteed to YRRFC the full and punctual payment and performance of each of the Originators obligations under the ABS facility. YRRFC has pledged its right, title and interest in the guarantee to the Administrative Agent, for the benefit of the purchasers, under the Third Amended and Restated Receivables Purchase Agreement.

5.	Employee Benefits

Components of Net Periodic Pension and Other Postretirement Cost

The following table sets forth the components of our company-sponsored pension and other postretirement costs for the three months ended March 31:

	Pension Costs		Other Postretirement Costs
(in millions)	2008	2007	2008	2007
Service cost	$8.9	$9.8	$0.1	$0.1
Interest cost	17.1	16.4	0.4	0.5
Expected return on plan assets	(18.4)	(17.6)	—	—
Amortization of prior service cost	0.3	0.3	0.1	0.1
Amortization of net loss (gain)	0.5	2.0	(0.3)	(0.1)

Net periodic pension cost	$8.4	$10.9	$0.3	$0.6
Settlement cost	—	1.4	—	—
Special termination benefit cost	—	1.5	—	—

Total periodic pension cost	$8.4	$13.8	$0.3	$0.6

6.	Earnings Per Share

Dilutive securities, consisting of options to purchase our common stock or rights to receive common stock in the future, included in the calculation of diluted weighted average common shares were 638,000 for the three months ended March 31, 2007. In addition, dilutive securities related to our net share settle contingent convertible notes were 639,000 for the three months ended March 31, 2007. Given our net loss for the three months ended March 31, 2008, there are no dilutive securities for that period.

The impact of certain options and restricted stock units were excluded from the calculation of diluted earnings per share because the effects are antidilutive. In addition, the computation of the assumed conversion of the convertible senior notes includes inputs of the year-to-date average stock price relative to the stated conversion price. If this relationship is such that the year-to-date average stock price is less then the stated conversion price, the computed shares would be antidilutive under the treasury stock method.

Data regarding antidilutive securities for the three months ended March 31 is summarized below:

(in thousands except per share data)	2008	2007
Antidilutive weighted average option shares outstanding	186	23
Weighted average exercise price	$28.93	$43.46
Antidilutive weighted average restricted stock units outstanding	1,210	—
Weighted average exercise price	$36.05	$—

Antidilutive convertible senior note conversion shares were 16,369,000 and 272,000 at March 31, 2008 and 2007, respectively.

7.	Business Segments

We report financial and descriptive information about our reportable operating segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We evaluate performance primarily on adjusted operating income and return on committed capital.

We have three reportable segments, which are strategic business units that offer complementary transportation services to their customers. National Transportation includes carriers that provide comprehensive regional, national and international transportation services. Regional Transportation is comprised of carriers that focus primarily on business opportunities in the regional and next-day delivery markets. YRC Logistics provides domestic and international freight forwarding, warehousing and cross-dock services, multi-modal brokerage services, and transportation management services.

The accounting policies of the segments are the same as those described in the Summary of Accounting Policies note in our Annual Report on Form 10-K for the year ended December 31, 2007. We charge management fees and other corporate services to our segments based on the direct benefits received or as a percentage of revenue. Corporate and other operating losses represent residual operating expenses of the holding company, including compensation and benefits and professional services for all periods presented. Corporate identifiable assets primarily refer to cash, cash equivalents, investments in equity method affiliates and deferred debt issuance costs. Intersegment revenue primarily relates to transportation services between our segments.

The following table summarizes our operations by business segment:

(in millions)	National Transportation	Regional Transportation	YRC Logistics	Corporate/ Eliminations	Consolidated
As of March 31, 2008
Identifiable assets	$3,223.2	$1,484.9	$429.6	$(126.7)	$5,011.0

As of December 31, 2007
Identifiable assets	3,139.1	1,503.8	426.4	(6.7)	5,062.6

Three months ended March 31, 2008
External revenue	1,559.3	532.8	140.5	—	2,232.6
Intersegment revenue	0.5	0.1	9.2	(9.8)	—
Operating income (loss)	(7.2)	(42.7)	(1.1)	(2.4)	(53.4)

Three months ended March 31, 2007
External revenue	1,607.4	575.9	145.0	—	2,328.3
Intersegment revenue	1.0	—	4.8	(5.8)	—
Operating income (loss)	33.1	(5.0)	(1.1)	(6.6)	20.4

8.	Comprehensive Income

Comprehensive income for the three months ended March 31 follows:

(in millions)	2008	2007
Net income (loss)	$(45.9)	$1.3
Other comprehensive income, net of tax:
Net prior service cost	0.2	0.2
Net actuarial gains	0.2	1.2
Changes in foreign currency translation adjustments	(1.2)	0.6

Other comprehensive income (loss)	(0.8)	2.0

Comprehensive income	$(46.7)	$3.3

9.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which revises SFAS No. 141, Business Combinations, originally issued in June 2001. SFAS No. 141R will apply to business combinations for which the acquisition date is on or after January 1, 2009, and could have a material impact on us with respect to business combinations completed on or after the effective date. The significant revisions include, but are not limited to the “acquirer” recording 100% of all assets and liabilities, including goodwill, of the acquired business, generally at their fair values, and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. In addition, as of the effective date, reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties related to any business combinations, even those completed prior to the effective date, will be recognized in earnings, except for qualified measurement period adjustments.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will be effective for our quarterly reporting period ending March 31, 2009 and could have a material impact on us to the extent we enter into an arrangement after the effective date of the standard where we are required to consolidate a noncontrolling interest. If such an event occurs, we will report the non-controlling interest’s equity as a component of our equity in our consolidated balance sheet, we will report the component of net income or loss and comprehensive income or loss attributable to the non-controlling interest separately and changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Adoption of SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, SFAS No. 157 will be applicable to these fair value measurements beginning January 1, 2009.

10.	Commitments, Contingencies, and Uncertainties

Shanghai Jiayu Logistics Co., Ltd.

In December 2007, we entered into a definitive agreement to acquire majority ownership of Shanghai Jiayu Logistics Co., Ltd., a Shanghai, China ground transportation company. Pursuant to the definitive agreement, YRC Logistics will acquire 65% of the stock of Jiayu for Chinese Yuan (“CNY”) 228.6 million plus an additional payment of up to CNY 104.6 million (approximately $29.5 million to $43 million) based upon Jiayu’s 2007 financial performance. If Jiayu meets certain financial performance targets during 2008 and 2009, YRC Logistics will purchase the remaining 35% interest in 2010 for an amount not to exceed CNY 248.0 million (approximately $32 million), as determined by the level of the financial performance. If Jiayu does not meet these financial targets, YRC Logistics has a call option to purchase the remaining 35% of the shares of Jiayu in 2010 for the greater of CNY 77.5 million (approximately $10 million) and 35% of the appraised value of the net assets of Jiayu at that time. All payments will be made in Chinese Yuan, and their estimated dollar equivalents are provided herein. The acquisition is subject to Chinese regulatory approvals, restructuring of certain of Jiayu’s operations and other ordinary conditions to closing. We expect the first step of this acquisition to be completed in 2008. We are capitalizing transaction costs incurred related to this acquisition, the balance of which is not significant at March 31, 2008.

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

11.	Guarantees of the Contingent Convertible Senior Notes

In August 2003, YRC Worldwide issued 5.0% contingent convertible senior notes due 2023. In November 2003, we issued 3.375% contingent convertible senior notes due 2023. In December 2004, we completed exchange offers pursuant to which holders of the contingent convertible senior notes could exchange their notes for an equal amount of new net share settled contingent convertible senior notes. Substantially all notes were exchanged as part of the exchange offers. In connection with the net share settled contingent convertible senior notes, the following 100% owned subsidiaries of YRC Worldwide have issued guarantees in favor of the holders of the net share settled contingent convertible senior notes: Yellow Transportation, Inc., YRC Worldwide Technologies, Inc., YRC Logistics, Inc., YRC Logistics Global, LLC, Globe.com Lines, Inc., Roadway LLC, Roadway Next Day Corporation, and Roadway Express, Inc. Each of the guarantees is full and unconditional and joint and several.

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

The following represents condensed consolidating financial information as of March 31, 2008 and December 31, 2007 with respect to the financial position and for the three months ended March 31, 2008 and 2007 for results of operations and cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the contingent convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

March 31, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$24	$15	$21	$—	$60
Intercompany advances receivable	—	(64)	64	—	—
Accounts receivable, net	3	(33)	1,093	(8)	1,055
Prepaid expenses and other	80	81	86	—	247

Total current assets	107	(1)	1,264	(8)	1,362
Property and equipment	—	2,968	1,114	—	4,082
Less – accumulated depreciation	—	(1,483)	(250)	—	(1,733)

Net property and equipment	—	1,485	864	—	2,349
Investment in subsidiaries	3,280	93	203	(3,576)	—
Receivable from affiliate	(939)	546	393	—	—
Goodwill and other assets	258	984	409	(351)	1,300

Total assets	$2,706	$3,107	$3,133	$(3,935)	$5,011

Intercompany advances payable	$258	$(288)	$235	$(205)	$—
Accounts payable	26	251	112	(2)	387
Wages, vacations and employees’ benefits	27	306	105	—	438
Other current and accrued liabilities	52	161	183	(1)	395
Asset backed securitization borrowings	—	—	120	—	120
Current maturities of long-term debt	—	232	—	—	232

Total current liabilities	363	662	755	(208)	1,572
Payable to affiliate	(117)	44	224	(151)	—
Long-term debt, less current portion	558	6	259	—	823
Deferred income taxes, net	19	307	195	—	521
Pension and postretirement	189	—	—	—	189
Claims and other liabilities	91	2	241	—	334
Commitments and contingencies
Shareholders’ equity	1,603	2,086	1,459	(3,576)	1,572

Total liabilities and shareholders’ equity	$2,706	$3,107	$3,133	$(3,935)	$5,011

December 31, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$26	$15	$17	$—	$58
Intercompany advances receivable	—	(65)	65	—	—
Accounts receivable, net	3	(25)	1,101	(5)	1,074
Prepaid expenses and other	76	99	71	—	246

Total current assets	105	24	1,254	(5)	1,378
Property and equipment	1	2,967	1,116	—	4,084
Less – accumulated depreciation	(1)	(1,468)	(235)	—	(1,704)

Net property and equipment	—	1,499	881	—	2,380
Investment in subsidiaries	3,280	93	203	(3,576)	—
Receivable from affiliate	(898)	488	410	—	—
Goodwill and other assets	258	985	412	(350)	1,305

Total assets	$2,745	$3,089	$3,160	$(3,931)	$5,063

Intercompany advances payable	$342	$(294)	$157	$(205)	$—
Accounts payable	12	264	112	—	388
Wages, vacations and employees’ benefits	29	285	112	—	426
Other current and accrued liabilities	52	149	169	—	370
Asset backed securitization borrowings	—	—	180	—	180
Current maturities of long-term debt	—	232	—	—	232

Total current liabilities	435	636	730	(205)	1,596
Payable to affiliate	(117)	44	223	(150)	—
Long-term debt, less current portion	554	7	261	—	822
Deferred income taxes, net	19	307	196	—	522
Pension and postretirement	180	—	—	—	180
Claims and other liabilities	84	3	244	—	331
Commitments and contingencies
Shareholders’ equity	1,590	2,092	1,506	(3,576)	1,612

Total liabilities and shareholders’ equity	$2,745	$3,089	$3,160	$(3,931)	$5,063

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,540	$703	$(10)	$2,233

Operating expenses:
Salaries, wages and employees’ benefits	9	895	449	—	1,353
Operating expenses and supplies	(5)	328	163	—	486
Purchased transportation	—	181	83	(10)	254
Depreciation and amortization	—	38	25	—	63
Other operating expenses	—	73	40	—	113
Losses on property disposals, net	—	1	3	—	4
Reorganization and settlements	—	2	11	—	13

Total operating expenses	4	1,518	774	(10)	2,286

Operating income (loss)	(4)	22	(71)	—	(53)

Nonoperating (income) expenses:
Interest expense	7	5	7	—	19
Other, net	7	24	(33)	—	(2)

Nonoperating (income) expenses, net	14	29	(26)	—	17

Loss before income taxes	(18)	(7)	(45)	—	(70)
Income tax benefit	(24)	—	—	—	(24)

Net income (loss)	$6	$(7)	$(45)	$—	$(46)

For the three months ended March 31, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$13	$1,989	$419	$(93)	$2,328

Operating expenses:
Salaries, wages and employees’ benefits	11	1,173	238	—	1,422
Operating expenses and supplies	7	396	125	(86)	442
Purchased transportation	—	197	62	(7)	252
Depreciation and amortization	—	46	13	—	59
Other operating expenses	—	99	17	—	116
Losses on property disposals, net	—	1	2	—	3
Reorganization and settlements	3	6	5	—	14

Total operating expenses	21	1,918	462	(93)	2,308

Operating income (loss)	(8)	71	(43)	—	20

Nonoperating (income) expenses:
Interest expense	8	7	5	—	20
Other, net	11	49	(62)	—	(2)

Nonoperating (income) expenses, net	19	56	(57)	—	18

Income (loss) before income taxes	(27)	15	14	—	2
Income tax provision (benefit)	(8)	5	5	(1)	1

Net income (loss)	$(19)	$10	$9	$1	$1

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$37	$78	$(23)	$1	$93

Investing activities:
Acquisition of property and equipment	—	(24)	(13)	—	(37)
Proceeds from disposal of property and equipment	—	—	4	—	4
Other	(1)	—	—	—	(1)

Net cash used in investing activities	(1)	(24)	(9)	—	(34)

Financing activities:
Asset backed securitization payments, net	—	—	(60)	—	(60)
Borrowing of long-term debt, net	3	—	—	—	3
Intercompany advances / repayments	(41)	(54)	96	(1)	—

Net cash provided by (used in) financing activities	(38)	(54)	36	(1)	(57)

Net increase (decrease) in cash and cash equivalents	(2)	—	4	—	2
Cash and cash equivalents, beginning of period	26	15	17	—	58

Cash and cash equivalents, end of period	$24	$15	$21	$—	$60

For the three months ended March 31, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$63	$152	$(92)	$—	$123

Investing activities:
Acquisition of property and equipment	—	(108)	(24)	—	(132)
Proceeds from disposal of property and equipment	—	—	7	—	7
Other	—	—	(1)	—	(1)

Net cash used in investing activities	—	(108)	(18)	—	(126)

Financing activities:
Asset backed securitization borrowings, net	—	—	25	—	25
Borrowing of long-term debt, net	3	—	—	—	3
Proceeds from exercise of stock options	6	—	—	—	6
Intercompany advances / repayments	(21)	(45)	66	—	—

Net cash provided by (used in) financing activities	(12)	(45)	91	—	34

Net increase (decrease) in cash and cash equivalents	51	(1)	(19)	—	31
Cash and cash equivalents, beginning of period	20	21	35	—	76

Cash and cash equivalents, end of period	$71	$20	$16	$—	$107

12.	Guarantees of the Senior Notes Due 2008

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

The following represents condensed consolidating financial information of YRC Worldwide and its subsidiaries as of March 31, 2008 and December 31, 2007 with respect to the financial position, and for the three months ended March 31, 2008 and 2007 for results of operations and cash flows. The primary obligor column presents the financial information of Roadway LLC. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2008 including YRC Worldwide, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

March 31, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$43	$17	$—	$60
Intercompany advances receivable	—	(16)	16	—	—
Accounts receivable, net	—	(46)	1,112	(11)	1,055
Prepaid expenses and other	(12)	116	143	—	247

Total current assets	(12)	97	1,288	(11)	1,362
Property and equipment	—	1,105	2,977	—	4,082
Less – accumulated depreciation	—	(276)	(1,457)	—	(1,733)

Net property and equipment	—	829	1,520	—	2,349
Investment in subsidiaries	101	3,302	217	(3,620)	—
Receivable from affiliate	199	(723)	524	—	—
Goodwill and other assets	651	1,115	385	(851)	1,300

Total assets	$939	$4,620	$3,934	$(4,482)	$5,011

Intercompany advances payable	$—	$(2)	$206	$(204)	$—
Accounts payable	—	127	266	(6)	387
Wages, vacations and employees’ benefits	—	187	251	—	438
Other current and accrued liabilities	6	103	287	(1)	395
Asset backed securitization borrowings	—	—	120	—	120
Current maturities of long-term debt	228	—	4	—	232

Total current liabilities	234	415	1,134	(211)	1,572
Payable to affiliate	—	533	118	(651)	—
Long-term debt, less current portion	—	558	265	—	823
Deferred income taxes, net	(3)	241	283	—	521
Pension and postretirement	—	189	—	—	189
Claims and other liabilities	—	91	243	—	334
Commitments and contingencies
Shareholders’ equity	708	2,593	1,891	(3,620)	1,572

Total liabilities and shareholders’ equity	$939	$4,620	$3,934	$(4,482)	$5,011

December 31, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$45	$13	$—	$58
Intercompany advances receivable	—	(17)	17	—	—
Accounts receivable, net	—	(38)	1,120	(8)	1,074
Prepaid expenses and other	(12)	102	156	—	246

Total current assets	(12)	92	1,306	(8)	1,378
Property and equipment	—	1,103	2,981	—	4,084
Less – accumulated depreciation	—	(261)	(1,443)	—	(1,704)

Net property and equipment	—	842	1,538	—	2,380
Investment in subsidiaries	101	3,264	254	(3,619)	—
Receivable from affiliate	186	(722)	536	—	—
Goodwill and other assets	651	1,117	387	(850)	1,305

Total assets	$926	$4,593	$4,021	$(4,477)	$5,063

Intercompany advances payable	$—	$78	$127	$(205)	$—
Accounts payable	—	98	293	(3)	388
Wages, vacations and employees’ benefits	—	181	245	—	426
Other current and accrued liabilities	1	98	271	—	370
Asset backed securitization borrowings	—	—	180	—	180
Current maturities of long-term debt	229	—	3	—	232

Total current liabilities	230	455	1,119	(208)	1,596
Payable to affiliate	—	533	117	(650)	—
Long-term debt, less current portion	—	555	267	—	822
Deferred income taxes, net	(3)	241	284	—	522
Pension and postretirement	—	180	—	—	180
Claims and other liabilities	—	86	245	—	331
Commitments and contingencies
Shareholders’ equity	699	2,543	1,989	(3,619)	1,612

Total liabilities and shareholders’ equity	$926	$4,593	$4,021	$(4,477)	$5,063

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$795	$1,452	$(14)	$2,233

Operating expenses:
Salaries, wages and employees’ benefits	—	472	881	—	1,353
Operating expenses and supplies	—	169	318	(1)	486
Purchased transportation	—	81	187	(14)	254
Depreciation and amortization	—	19	44	—	63
Other operating expenses	—	39	74	—	113
Losses on property disposals, net	—	1	3	—	4
Reorganization and settlements	—	—	13	—	13

Total operating expenses	—	781	1,520	(15)	2,286

Operating income (loss)	—	14	(68)	1	(53)

Nonoperating (income) expenses:
Interest expense	3	7	9	—	19
Other, net	(13)	27	(17)	1	(2)

Nonoperating (income) expenses, net	(10)	34	(8)	1	17

Income (loss) before income taxes	10	(20)	(60)	—	(70)
Income tax benefit	—	(24)	—	—	(24)

Net income (loss)	$10	$4	$(60)	$—	$(46)

For the three months ended March 31, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$832	$1,587	$(91)	$2,328

Operating expenses:
Salaries, wages and employees’ benefits	—	498	924	—	1,422
Operating expenses and supplies	—	158	367	(83)	442
Purchased transportation	—	84	177	(9)	252
Depreciation and amortization	—	19	40	—	59
Other operating expenses	—	38	78	—	116
Losses on property disposals, net		1	2	—	3
Reorganization and settlements	—	4	10	—	14

Total operating expenses	—	802	1,598	(92)	2,308

Operating income (loss)	—	30	(11)	1	20

Nonoperating (income) expenses:
Interest expense	4	8	8	—	20
Other, net	(13)	42	(32)	1	(2)

Nonoperating (income) expenses, net	(9)	50	(24)	1	18

Income before income taxes	9	(20)	13	—	2
Income tax provision (benefit)	3	(5)	4	(1)	1

Net income (loss)	$6	$(15)	$9	$1	$1

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$13	$80	$(1)	$1	$93

Investing activities:
Acquisition of property and equipment	—	(7)	(30)	—	(37)
Proceeds from disposal of property and equipment	—	—	4	—	4
Other	—	(1)	—	—	(1)

Net cash used in investing activities	—	(8)	(26)	—	(34)

Financing activities:
Asset backed securitization payments, net	—	—	(60)	—	(60)
Borrowing of long-term debt, net	—	3	—	—	3
Intercompany advances / repayments	(13)	(77)	91	(1)	—

Net cash provided by (used in) financing activities	(13)	(74)	31	(1)	(57)

Net increase (decrease) in cash and cash equivalents	—	(2)	4	—	2
Cash and cash equivalents, beginning of period	—	45	13	—	58

Cash and cash equivalents, end of period	$—	$43	$17	$—	$60

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$13	$136	$(26)	$—	$123

Investing activities:
Acquisition of property and equipment	—	(42)	(90)	—	(132)
Proceeds from disposal of property and equipment	—	3	4	—	7
Other	—	—	(1)	—	(1)

Net cash provided by (used in) investing activities	—	(39)	(87)	—	(126)

Financing activities:
Asset backed securitization borrowings, net	—	—	25	—	25
Borrowing of long-term debt, net	—	3	—	—	3
Proceeds from exercise of stock options	—	6	—	—	6
Intercompany advances / repayments	(13)	(57)	70	—	—

Net cash provided by (used in) financing activities	(13)	(48)	95	—	34

Net increase (decrease) in cash and cash equivalents	—	49	(18)	—	31
Cash and cash equivalents, beginning of period	—	38	38	—	76

Cash and cash equivalents, end of period	$—	$87	$20	$—	$107

13. Guarantees of the Senior Notes Due 2009 and 2010

In connection with the senior notes due 2009 and 2010 that the Company assumed by virtue of its merger with USF, and in addition to the primary obligor, Regional Transportation (formerly USF Corporation), YRC Worldwide and its following 100% owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2009 and 2010: USF Sales Corporation, USF Holland Inc., USF Reddaway Inc., USF Glen Moore Inc., YRC Logistics Services (formerly Meridian IQ Services Inc.), and IMUA Handling Corporation. Each of the guarantees is full and unconditional and joint and several.

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

The following represents condensed consolidating financial information of YRC Worldwide and its subsidiaries as of March 31, 2008 and December 31, 2007 with respect to the financial position and for the three months ended March 31, 2008 and 2007 for results of operations and cash flows. The primary obligor column presents the financial information of Regional Transportation. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2009 and 2010 including YRC Worldwide, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheet

March 31, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$29	$31	$—	$60
Intercompany advances receivable	—	(10)	10	—	—
Accounts receivable, net	(17)	10	1,083	(21)	1,055
Prepaid expenses and other	(6)	164	89	—	247

Total current assets	(23)	193	1,213	(21)	1,362
Property and equipment	—	915	3,167	—	4,082
Less – accumulated depreciation	—	(180)	(1,553)	—	(1,733)

Net property and equipment	—	735	1,614	—	2,349
Investment in subsidiaries	218	3,279	9	(3,506)	—
Receivable from affiliate	508	(1,261)	753	—	—
Goodwill and other assets	158	373	1,120	(351)	1,300

Total assets	$861	$3,319	$4,709	$(3,878)	$5,011

Intercompany advances payable	$65	$54	$81	$(200)	$—
Accounts payable	—	92	304	(9)	387
Wages, vacations and employees’ benefits	1	107	330	—	438
Other current and accrued liabilities	26	84	297	(12)	395
Asset backed securitization borrowings	—	—	120	—	120
Current maturities of long-term debt	—	—	232	—	232

Total current liabilities	92	337	1,364	(221)	1,572
Payable to affiliate	—	(44)	195	(151)	—
Long-term debt, less current portion	259	558	6	—	823
Deferred income taxes, net	52	127	342	—	521
Pension and postretirement	—	189	—	—	189
Claims and other liabilities	1	91	242	—	334
Commitments and contingencies
Shareholders’ equity	457	2,061	2,560	(3,506)	1,572

Total liabilities and shareholders’ equity	$861	$3,319	$4,709	$(3,878)	$5,011

December 31, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$29	$29	$—	$58
Intercompany advances receivable	—	(11)	11	—	—
Accounts receivable, net	—	7	1,084	(17)	1,074
Prepaid expenses and other	(5)	153	98	—	246

Total current assets	(5)	178	1,222	(17)	1,378
Property and equipment	2	914	3,168	—	4,084
Less – accumulated depreciation	(2)	(165)	(1,537)	—	(1,704)

Net property and equipment	—	749	1,631	—	2,380
Investment in subsidiaries	218	3,279	9	(3,506)	—
Receivable from affiliate	490	(1,183)	693	—	—
Goodwill and other assets	160	373	1,122	(350)	1,305

Total assets	$863	$3,396	$4,677	$(3,873)	$5,063

Intercompany advances payable	$65	$119	$16	$(200)	$—
Accounts payable	9	82	306	(9)	388
Wages, vacations and employees’ benefits	3	114	309	—	426
Other current and accrued liabilities	23	78	277	(8)	370
Asset backed securitization borrowings	—	—	180	—	180
Current maturities of long-term debt	—	—	232	—	232

Total current liabilities	100	393	1,320	(217)	1,596
Payable to affiliate	—	(45)	195	(150)	—
Long-term debt, less current portion	260	555	7	—	822
Deferred income taxes, net	52	127	343	—	522
Pension and postretirement	—	180	—	—	180
Claims and other liabilities	—	85	246	—	331
Commitments and contingencies
Shareholders’ equity	451	2,101	2,566	(3,506)	1,612

Total liabilities and shareholders’ equity	$863	$3,396	$4,677	$(3,873)	$5,063

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$530	$1,713	$(10)	$2,233
Operating expenses:
Salaries, wages and employees’ benefits	1	325	1,027	—	1,353
Operating expenses and supplies	(3)	156	333	—	486
Purchased transportation	—	27	237	(10)	254
Depreciation and amortization	2	18	43	—	63
Other operating expenses	—	35	78	—	113
Losses on property disposals, net	—	2	2	—	4
Reorganization and settlements	1	10	2	—	13

Total operating expenses	1	573	1,722	(10)	2,286

Operating income (loss)	(1)	(43)	(9)	—	(53)

Nonoperating (income) expenses:
Interest expense	4	7	8	—	19
Other, net	(10)	21	(13)	—	(2)

Nonoperating (income) expenses, net	(6)	28	(5)	—	17

Income (loss) before income taxes	5	(71)	(4)	—	(70)
Income tax provision (benefit)	—	(24)	—	—	(24)

Net income (loss)	$5	$(47)	$(4)	$—	$(46)

For the three months ended March 31, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$6	$582	$1,832	$(92)	$2,328
Operating expenses:
Salaries, wages and employees’ benefits	2	353	1,067	—	1,422
Operating expenses and supplies	1	158	369	(86)	442
Purchased transportation	—	30	228	(6)	252
Depreciation and amortization	2	16	41	—	59
Other operating expenses	—	33	83	—	116
Losses on property disposals, net	—	1	2	—	3
Reorganization and settlements	—	7	7	—	14

Total operating expenses	5	598	1,797	(92)	2,308

Operating income (loss)	1	(16)	35	—	20

Nonoperating (income) expenses:
Interest expense	4	8	8	—	20
Other, net	(8)	33	(28)	1	(2)

Nonoperating (income) expenses, net	(4)	41	(20)	1	18

Income (loss) before income taxes	5	(57)	55	(1)	2
Income tax provision (benefit)	2	(20)	20	(1)	1

Net income (loss)	$3	$(37)	$35	$—	$1

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$7	$(2)	$87	$1	$93

Investing activities:
Acquisition of property and equipment	—	(12)	(25)	—	(37)
Proceeds from disposal of property and equipment	—	4	—	—	4
Other	—	(1)	—	—	(1)

Net cash used in investing activities	—	(9)	(25)	—	(34)

Financing activities:
Asset backed securitization payments, net	—	—	(60)	—	(60)
Borrowing of long-term debt, net	—	3	—	—	3
Intercompany advances / repayments	(7)	8	—	(1)	—

Net cash provided by (used in) financing activities	(7)	11	(60)	(1)	(57)

Net increase in cash and cash equivalents	—	—	2	—	2
Cash and cash equivalents, beginning of Period	—	29	29	—	58

Cash and cash equivalents, end of year	$—	$29	$31	$—	$60

For the three months ended March 31, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$19	$60	$44	$—	$123

Investing activities:
Acquisition of property and equipment	—	(37)	(95)	—	(132)
Proceeds from disposal of property and equipment	—	3	4	—	7
Other	—	—	(1)	—	(1)

Net cash used in investing activities	—	(34)	(92)	—	(126)

Financing activities:
Asset backed securitization borrowings, net	—	—	25	—	25
Borrowing of long-term debt, net	—	3	—	—	3
Proceeds from exercise of stock options	—	6	—	—	6
Intercompany advances / repayments	(19)	16	3	—	—

Net cash provided by (used in) financing activities	(19)	25	28	—	34

Net increase (decrease) in cash and cash equivalents	—	51	(20)	—	31
Cash and cash equivalents, beginning of Period	—	23	53	—	76

Cash and cash equivalents, end of year	$—	$74	$33	$—	$107

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of YRC Worldwide Inc. (also referred to as “YRC Worldwide”, the “Company”, “we” or “our”). MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or include the words “should,” “could,” “would,” “will,” “may,” “expect,” “believe,” “estimate” or similar expressions. Our actual results could differ materially from those projected by these forward-looking statements due to a number of factors, including (without limitation), inflation, inclement weather, price and availability of fuel, sudden changes in the cost of fuel or the index upon which the Company bases its fuel surcharge, competitor pricing activity, expense volatility, including (without limitation) expense volatility due to changes in rail service or pricing for rail service, ability to capture cost reductions, including (without limitation) those cost reduction opportunities arising from acquisitions, changes in equity and debt markets, a downturn in general or regional economic activity, effects of a terrorist attack, and labor relations, including (without limitation), the impact of work rules, work stoppages, strikes or other disruptions, any obligations to multi-employer health, welfare and pension plans, wage requirements and employee satisfaction and the risk factors that are from time to time included in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

This section focuses on the highlights and significant items that impacted our operating results during the first quarter. We have presented a discussion regarding the operating results of each of our three operating segments: National Transportation, Regional Transportation and YRC Logistics.

Overview

During the fourth quarter of 2007, we performed our annual impairment review relative to goodwill and indefinite lived intangible assets (principally trade names) and concluded that impairment charges were required. Our process of determining fair values included considering inputs such as actual operating performance, current market conditions and our market capitalization and, making assumptions regarding future performance and market conditions among others. During the first quarter of 2008, our operating performance has continued to decline and our share price and market capitalization remains depressed as compared to book value; however, we believe that these economic conditions during the quarter are not materially different then those assumed as a part of our 2007 impairment analysis.

Currently, we believe that no new indicators of possible impairment of goodwill and indefinite lived intangible assets exist that would require us to initiate an impairment review. However, we continuously monitor the various business, legal and economic indicators of possible impairment, which requires a significant amount of judgment. These indicators may include, continued significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition or change in market share; the testing for recoverability of a significant asset group within a reporting unit; and/or slower growth rates, among others. Any significant adverse changes to these indicators could have a significant impact on the recoverability of goodwill and indefinite lived intangible assets and could have a material impact on our consolidated financial statements.

Consolidated Results

Our consolidated results for the three months ended March 31, 2008 and 2007 include the results of each of the operating segments discussed below and corporate charges. A more detailed discussion of the operating results of our segments is presented below.

The table below provides summary consolidated financial information for the three months ended March 31:

(in millions)	2008	2007	Percent Change
Operating revenue	$2,232.6	$2,328.3	(4.1)%
Operating income (loss)	(53.4)	20.4	n/m (a)
Nonoperating expenses, net	16.6	18.3	(9.3)%
Net income (loss)	$(45.9)	$1.3	n/m

(a)	Not meaningful.

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Our consolidated operating revenue decreased during the three months ended March 31, 2008 versus 2007 primarily due to continued weakness in the United States economy and the resulting competitive operating environment. Our operating results are correlated to certain key economic metrics including the industrial production index which reflected a decline during the first quarter of 2008. In general, pricing or yield increased modestly while overall volumes were down compared to the comparable prior year quarter. The decline in our 2008 operating revenue is also reflective of the closure of 27 service centers in Regional Transportation’s networks as discussed below, offset by increased fuel surcharge revenue.

Consolidated operating revenue includes fuel surcharge revenue. Fuel surcharges are common throughout our industry and represent an amount that we charge to customers that adjusts with changing fuel prices. We base our fuel surcharge on a published national index and adjust it weekly. Rapid material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income versus prior periods as there is a lag in the Company’s adjustment of base rates in response to changes in fuel surcharge. Fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require changes. We believe the distinction between base rates and fuel surcharge has been blurring over time, and it is impractical to clearly separate all the different factors that influence the price that our customers are willing to pay. In general, we believe our present fuel surcharge program is beneficial to us. However, as fuel prices reached record highs during the first quarter of 2008, we experienced a higher percentage of customers whose increased fuel surcharge revenue does not recover our increased fuel costs.

Consolidated operating income decreased significantly during the three months ended March 31, 2008 as compared to 2007 and is reflective of decreased operating revenue at our asset-based operating companies, with the largest percentage decline experienced at Regional Transportation. As mentioned previously, this segment closed certain service centers during the first quarter of 2008 resulting in a restructuring charge of approximately $11.1 million. Regional Transportation has been challenged by the difficult economic conditions, especially in the industrial sector in the Upper Midwest, which has significantly impacted volumes and, operational difficulties associated with the combination of USF Reddaway and USF Bestway in 2007. These challenges resulted in a significant increase in operating loss for this segment for the first quarter of 2008 as compared to the prior year period. Volume declines within our National Transportation segment resulted in an operating loss for the first quarter of 2008, a significant reduction from the prior year comparable quarter. National Transportation also incurred severance charges in the first quarter of $1.7 million that contributed to the operating loss. Our consolidated operating income during the first quarter of 2008 was also unfavorably impacted by $3.5 million of losses from both the sale of property and equipment and the fair value adjustments of property held for sale.

Nonoperating expenses consist primarily of interest expense, which decreased slightly from 2007 due to reduced borrowings under our asset-backed securitization facility offset by increased interest associated with certain income tax items.

Our effective tax rate for the three months ended March 31, 2008 was 34.5% compared to 39.0% for the three months ended March 31, 2007. Items impacting the 2008 rate include a benefit associated with an alternative fuel tax credit partially offset by the effect of certain permanent items.

National Transportation Results

National Transportation represented approximately 70% and 69% of our consolidated revenue in the first quarter of 2008 and 2007, respectively. The table below provides summary financial information for National Transportation for the three months ended March 31:

(in millions)	2008	2007	Percent Change
Operating revenue	$1,559.8	$1,608.4	(3.0)%
Operating income (loss)	(7.2)	33.1	n/m	(a)
Operating ratio	100.5%	97.9%	2.6pp	(b)

(a)	Not meaningful.
(b)	Percentage points.

Three months ended March 31, 2008 compared to three months ended March 31, 2007

National Transportation reported first quarter 2008 operating revenue of $1,559.8 million, representing a decrease of $48.6 million or 3.0% from the first quarter of 2007. The two primary components of operating revenue are volume, comprised of the number of shipments and the weight per shipment, and price, usually evaluated on a per hundred weight basis for less-than-truckload (“LTL”) business. The decline in operating revenue was largely driven by an 8.9% decline in LTL picked up tonnage per day. The tonnage decline is the result of a weak economy and severe weather during the quarter. As the economy has weakened, capacity has become more readily available and competition for available shipments has increased. In addition to these external factors, we believe our volumes were negatively impacted by the timing of our contract negotiations with the union, as customers diverted some shipments to nonunion carriers to limit their risk from a potential strike, and our continuation of internal profit improvement initiatives. The decline in LTL picked up tonnage per day was made up of an 8.8% decline in LTL shipments per day and a 0.1% decline in LTL weight per shipment.

The decline in LTL tonnage was partially offset by a 6.3% increase in LTL revenue per hundred weight. The increase in LTL revenue per hundred weight was mostly the result of higher fuel surcharge revenue associated with substantially higher diesel fuel prices in the first quarter of 2008 compared to the prior year quarter.

Operating loss for National Transportation was $7.2 million in the first quarter of 2008 compared to operating income of $33.1 million in the prior year, a reduction in operating income of $40.3 million. Revenue was lower by $48.6 million while total costs only decreased by $8.3 million. The cost declines consisted of lower salaries, wages and benefits of $42.9 million, lower reorganization costs of $4.4 million and lower cargo claims expense of $3.8 million which were mostly offset by higher operating expenses and supplies of $30.8 million and higher purchased transportation costs of $11.4 million. The increase in operating expenses and supplies was primarily the result of higher fuel costs.

The decline in salaries, wages and benefits was due mostly to a decline in hourly wages and benefits of $45.1 million or 5.6% and was due to lower volume partially offset by annual contractual wage and benefit increases. Additionally, headcount reductions have also contributed to lower wages and benefits. Performance incentives were $3.3 million lower in the first quarter of 2008 as compared to the prior year quarter. Self-insured costs, related to workers’ compensation claims, increased by $3.9 million or 13.9% when compared to the prior year quarter due primarily to unfavorable actuarial adjustments and offset the reductions to salaries, wages and benefits.

The combination of the management structures of Yellow Transportation and Roadway to form National Transportation in the first quarter of 2007 resulted in reorganization costs, primarily severance, of $6.1 million. During the first quarter of 2008, severance costs associated with headcount reductions including certain management changes were $1.7 million.

The decline in cargo claims expense was due to a lower number of shipments as well as an improving trend in claim frequency during the first quarter of 2008 compared to the prior year quarter. The improvement in claim frequency was partially offset by an increase in the cost per claim experienced during the current year quarter when compared to the prior year quarter.

Fuel and oil costs were 34.9% higher than the prior year quarter due primarily to substantial increases in the cost of diesel fuel. The diesel fuel index, a measure of average diesel costs across the nation, was at record levels in March 2008.

Purchased transportation was higher primarily due to a change in administering certain intercompany transactions. Effective July 2007, we began recording both revenue and intercompany expense, primarily purchased transportation, for transactions serviced by YRC Logistics that we otherwise could not service within our network. We also pay a transaction fee to YRC Logistics that is included in purchased transportation. Previously the revenue and purchased transportation were recorded by YRC Logistics. This change does not affect the consolidated financial statements of YRC Worldwide.

The decline in revenue without a comparable decline in costs resulted in an operating ratio of 100.5 for the first quarter of 2008, an increase of 2.6 percentage points compared to the first quarter of 2007. Operating ratio refers to a common industry measurement calculated by dividing a company’s operating expenses by its operating revenue.

Regional Transportation Results

Regional Transportation represented approximately 24% and 25% of our consolidated revenue in the first quarter of 2008 and 2007, respectively. The table below provides summary financial information for YRC Regional Transportation for the three months ended March 31:

(in millions)	2008	2007	Percent Change
Operating revenue	$532.9	$575.9	(7.5)%
Operating income (loss)	(42.7)	(5.0)	n/m	(a)
Operating ratio	108.0%	100.9%	7.1pp	(b)

(a)	Not meaningful.
(b)	Percentage points.

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Regional Transportation reported operating revenue of $532.9 million for the quarter ended March 31, 2008, representing a decrease of $43.0 million or 7.5% from the quarter ended March 31, 2007. The decreased operating revenue was driven by lower business volumes, partially offset by improved pricing. Total shipments were down 11.9%, or 9.8% per day, with LTL and truckload shipments down similar amounts. Weight per shipment was flat compared to last year. Shipment volumes were impacted by a continued weak economy, the closure of six service centers at USF Holland and 21 service centers at USF Reddaway in mid-February 2008, 1.5 fewer workdays in the first quarter of 2008 than 2007, and severe winter weather during the 2008 quarter.

LTL revenue per hundred weight increased 5.4% in the first quarter 2008 as compared to the first quarter 2007, primarily due to higher fuel surcharge revenue associated with higher diesel fuel prices. Regional Transportation has a fuel surcharge program that is substantially similar to that of National Transportation.

The operating loss for Regional Transportation was $42.7 million, an increased loss of $37.7 million from the first quarter of 2007, consisting of a $43.0 million decline in revenue and a $5.3 million decrease in operating expenses. Expense decreases were primarily in salaries, wages and benefits of $20.6 million, and purchased transportation of $2.4 million. Expense increases were in operating expenses and supplies of $8.5 million, depreciation and amortization of $1.2 million, other operating expense of $1.5 million, loss on property disposals of $0.9 million, and reorganizations and settlements of $5.6 million.

Salaries, wages and benefits expense decreased due to lower business volumes and improved productivity, partially offset by increases in employee benefit costs, salaries, and workers’ compensation costs. Purchased transportation was lower due mainly to the in-sourcing of some linehaul transportation from third-party providers and lower equipment rentals.

Operating expenses and supplies were higher primarily due to higher fuel costs, partially offset by lower facility, travel and uncollectible revenue costs as a result of lower business volumes. Depreciation was higher due to a newer overall equipment fleet. Other operating expenses were higher due primarily to a higher provision for bodily injury and property damage claims, and higher cargo claims costs in the quarter.

Net losses on property disposals were $1.9 million in the first quarter of 2008 compared to net losses of $1.0 million in the first quarter of 2007. Also during the first quarter of 2008, Regional Transportation incurred $11.1 million of reorganization expenses related to the closure of service centers at USF Holland and USF Reddaway during mid-February 2008. These costs consisted primarily of lease termination and employee severance costs. The first quarter of 2007 results included $5.5 million of reorganization costs from the combination of USF Reddaway and USF Bestway in January 2007.

The operating ratio was 108.0 for the first quarter of 2008, or 7.1 percentage points higher than the prior year.

YRC Logistics Results

YRC Logistics represented approximately 6% of our consolidated revenue in the first quarter of 2008 and 2007. The table below provides summary financial information for our YRC Logistics segment for the three months ended March 31:

(in millions)	2008	2007	Percent Change
Operating revenue	$149.7	$149.8	—
Operating income (loss)	(1.1)	(1.1)	—
Operating ratio	100.7%	100.7%	—

Three months ended March 31, 2008 compared to three months ended March 31, 2007

In the first quarter of 2008, Logistics operating revenue remain unchanged compared to first quarter 2007. Revenue and expense associated with the fulfillment of certain of National Transportation’s domestic forwarding business line were recorded within the National Transportation segment effective July 2007. Previously such revenue and related expense were reported in the Logistics segment. The transfer of this revenue resulted in a decrease of revenue of $11.5 million for the first quarter of 2008 compared to the same period in 2007 with minimal impact on operating income. Excluding this revenue, Logistics revenue increased by $11.4 million driven by increases in transportation services and global services.

First quarter 2008 operating income was consistent with first quarter of 2007. Distribution services experienced a slight increase in performance between the two periods. This increase was primarily driven by improved efficiency and productivity. This increase was offset by reduced margins in our global services group. Overall, salaries, wages and benefits increased $2.1 million in the first quarter of 2008 verses 2007 but were offset by lower purchased transportation of $2.4 million during this same period.

Financial Condition

Liquidity

Our liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, as well as funding working capital requirements and acquisitions. On April 18, 2008, we amended our Credit Agreement dated August 17, 2007. The Credit Agreement, as amended, continues to provide us with a $950 million senior revolving credit facility including sublimits available for borrowings under certain foreign currencies, and a $150 million senior term loan. The Credit Agreement amendment includes a change to the required leverage ratio, increased pricing, security requirements, additional subsidiary guarantees and certain negative covenants as more fully described in the Notes to the Consolidated Financial Statements. We expect interest expense to increase approximately $4.0 million annually with this amendment.

On April 18, 2008, we also renewed our ABS facility. The renewed facility will expire on April 16, 2009, at which time we intend and expect to renew the facility for an additional year. The renewed facility reduces the financing limit available under the ABS facility from $700 million to $600 million, reduces the letters of credit sublimit from $325 million to $125 million, and modifies certain covenants and pricing as more fully described in the Notes to the Consolidated Financial Statements. We expect interest expense to increase up to $4.0 million annually with this renewal. The ABS facility utilizes the accounts receivables of the following subsidiaries of the Company: Yellow Transportation, Inc.; Roadway Express, Inc.; USF Holland Inc.; and USF Reddaway Inc.

The Company’s expectations regarding its interest expense are only its expectations regarding this expense. Actual interest expense could differ based on a number of factors, including (among others) the Company’s revenue and profitability results and the factors that affect revenue and profitability results (including the risk factors described in the first paragraph of Item 2 in the Quarterly Report on Form 10-Q) , the amount and character of, and the interest rate on, the Company’s outstanding debt and any financings the Company may enter into in the future.

The following table provides details of the outstanding components and available unused capacity under the Credit Agreement and ABS facility at each period end reflecting the April 2008 credit modifications:

(in millions)	March 31, 2008	December 31, 2007
Capacity:
Revolving loan	$950.0	$950.0
ABS facility	600.0	700.0

Total capacity	1,550.0	1,650.0

Amounts outstanding:
Revolving loan	(8.0)	(5.1)
Letters of credit	(457.1)	(473.2)
ABS facility	(120.0)	(180.0)
ABS usage for captive insurance company (see below)	(201.4)	(201.4)

Total outstanding	(786.5)	(859.7)

Available unused capacity	$763.5	$790.3

As shown above, the ABS facility permits borrowings of up to $600 million based on qualifying accounts receivable of the Company. However, at March 31, 2008, our underlying accounts receivable supported total capacity under the ABS facility of $502.7 million. Considering this limitation, our unused capacity at March 31, 2008 was $666.2 million.

While the above reflects the stipulated unused capacity per the respective agreements, our borrowing ability is further restricted by our performance covenants, specifically the leverage ratio, that limits total outstanding indebtedness for the first three quarters of 2008 to 3.75 times (and 3.5 times thereafter) our trailing twelve months earnings before interest, taxes, depreciation and amortization or EBITDA, as defined in the Credit Agreement. Given this constraint, total indebtedness could have been increased by approximately $400 million at March 31, 2008 despite the unused capacity reflected above for us to remain in compliance with the leverage ratio covenant under the Credit Agreement.

YRC Assurance Co. Ltd. (“YRC Assurance”) is the Company’s captive insurance company domiciled in Bermuda and a wholly owned and consolidated subsidiary of YRC Worldwide. YRC Assurance provides insurance services to certain wholly owned subsidiaries of YRC Worldwide. As a part of the structure of YRC Assurance, certain qualifying investments are made by YRC Assurance as defined by Bermuda regulations. These investments can include participating in our ABS facility via a creditor position. As a result, as shown above, our capacity under the ABS facility is reduced by YRC Assurance’s investment in receivables of $201.4 million at March 31, 2008.

Contingently Convertible Notes

The balance sheet classification of our contingently convertible notes between short-term and long-term is dependent upon certain conversion triggers, as defined in the applicable indentures. At March 31, 2008 and December 31, 2007, the conversion triggers had not been met. Accordingly, based on the stated maturity date, this obligation has been classified as a long-term liability on the accompanying balance sheets.

Credit Rating

As of the date of this filing, the credit rating and outlook assigned to us by the three major rating agencies were as follows:

	Corporate/Issuer Rating	Outlook
Fitch	BB+	Negative
Moody’s	Ba2	Negative
S&P	BB	Negative

Our borrowing costs and collateral requirements under our Credit Agreement are a function of our credit ratings. Our borrowing costs will increase by an amount up to .60% if two of the three major rating agencies lower our credit rating as follows: Moody’s to Ba3 or worse; S&P and Fitch to BB- or worse. A credit rating of Ba3 or worse by Moody’s and BB- or worse by S&P will also require us to pledge additional collateral under our Credit Agreement.

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

(in millions)	2008	2007
Net cash from operating activities	$93.1	$123.0
Net property and equipment additions	(32.8)	(125.6)
Proceeds from exercise of stock options	—	6.0

Free cash flow	$60.3	$3.4

Operating cash flows decreased during the three months ended March 31, 2008 versus 2007 partially due to differences in cash flows related to tax items including $22.7 million of net tax refunds in the first quarter of 2008 versus $51.8 million of net tax refunds in the first quarter of 2007.

Net property and equipment additions were $92.8 million lower in 2008 versus 2007 due to both a strategic decision to reduce overall capital expenditures during this period of reduced volumes and, our financing alternative of leasing $38.4 million of revenue equipment during the three months ended March 31, 2008. We intend to continue leasing revenue equipment under various master lease agreements totaling $60 million during the second quarter of 2008. Other investing activities include additional transaction costs associated with the planned closing of our acquisition of Shanghai Jiayu Logistics Co., Ltd. and certain advances under a note receivable.

Net cash used in financing activities was $57.1 million in 2008 versus net cash provided by financing activities of $34.0 million in 2007. During the three months ended March 31, 2008 we reduced borrowings under our ABS facility by $60.0 million versus a net increase in borrowings of $25.0 million during the three months ended March 31, 2007. There were no proceeds from stock options in 2008 while in 2007 we received $6.0 million.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of March 31, 2008.

Contractual Cash Obligation

	Payments Due by Period
(in millions)	Less than 1 year (a)	2-3 years	4-5 years	After 5 years	Total
Balance sheet obligations:
ABS borrowings	$120.0	$—	$—	$—	$120.0
Long-term debt including interest (b)	301.4	574.6	323.2	—	1,199.2
USF Red Star multi-employer pension withdrawal obligation including interest	1.7	3.5	3.4	0.9	9.5
Off balance sheet obligations:
Operating leases	96.7	124.8	48.1	17.1	286.7
Capital expenditures	55.3	—	—	—	55.3

Total contractual obligations	$575.1	$702.9	$374.7	$18.0	$1,670.7

(a)	Total liabilities for unrecognized tax benefits as of March 31, 2008, were $75.5 million and are classified on the Company’s consolidated balance sheet within “Other Current and Accrued Liabilities”.
(b)	Long-term debt maturities are reflected by contractual maturity for all obligations other than the contingent convertible senior notes. These notes are instead presented based on the earliest possible redemption date defined as the first date on which the note holders have the option to require us to purchase their notes.

During the three months ended March 31, 2008, we entered into new operating leases for revenue equipment of approximately $38.4 million.

We continue to anticipate a 2008 closing of our acquisition of Shanghai Jiayu Logistics Co., Ltd. (“Jiayu”) at which time we will pay between $29.5 million to $43 million. Further, in 2010 we could pay an additional amount not to exceed $32 million. Completion of the acquisition is subject to Chinese regulatory approvals, restructuring of certain of Jiayu’s operations and other ordinary conditions to closing.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Unused line of credit	$175.5	$—	$588.0	$—	$763.5
Letters of credit	457.1	—	—	—	457.1
Lease guarantees	1.8	—	—	—	1.8
Surety bonds	106.8	0.1	0.1	—	107.0

Total commercial commitments	$741.2	$0.1	$588.1	$—	$1,329.4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and fuel price volatility. The risk inherent in our market risk sensitive instruments and positions is the potential loss or increased expense arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our principal executive and financial officers evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of March 31, 2008.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

10.1	National Master Freight Agreement, effective April 1, 2008, among the International Brotherhood of Teamsters, Yellow Transportation, Inc., Roadway Express, Inc., USF Holland Inc. and New Penn Motor Express, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed February 11, 2008).

10.2	YRC Worldwide Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2007).

10.3	Form of YRC Worldwide Inc. Share Unit Agreement (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2007).

10.4	Amendment No. 3 to Roadway LLC Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.24.4 to the Annual Report on Form 10-K for the year ended December 31, 2007).

31.1	Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen L. Bruffett pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William D. Zollars pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen L. Bruffett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC Worldwide Inc.
Registrant

Date: May 8, 2008	/s/ William D. Zollars
William D. Zollars
Chairman of the Board of Directors, President & Chief Executive Officer

Date: May 8, 2008	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President & Chief Financial Officer