Form 10-Q
period 2008-06-30
YRC WORLDWIDE INC
filed 2008-08-06
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $1 Par Value Per Share	57,283,782 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(Amounts in thousands except per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$61,324	$58,233
Accounts receivable, net	1,116,081	1,073,915
Prepaid expenses and other	229,352	245,386

Total current assets	1,406,757	1,377,534

Property and Equipment:
Cost	4,085,288	4,083,791
Less – accumulated depreciation	(1,770,389)	(1,703,318)

Net property and equipment	2,314,899	2,380,473

Goodwill	700,546	700,659
Intangibles, net	524,435	533,327
Other assets	72,843	70,630

Total assets	$5,019,480	$5,062,623

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$368,654	$387,740
Wages, vacations and employees’ benefits	430,066	426,119
Other current and accrued liabilities	379,584	369,725
Asset backed securitization borrowings	140,000	180,000
Current maturities of long-term debt	331,295	231,955

Total current liabilities	1,649,599	1,595,539

Other Liabilities:
Long-term debt, less current portion	723,790	822,048
Deferred income taxes, net	536,913	521,615
Pension and postretirement	162,906	180,166
Claims and other liabilities	339,202	330,951
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1 par value per share	62,022	61,514
Preferred stock, $1 par value per share	—	—
Capital surplus	1,218,533	1,211,956
Retained earnings	461,518	471,119
Accumulated other comprehensive income	9,611	12,329
Treasury stock, at cost (4,802 shares)	(144,614)	(144,614)

Total shareholders’ equity	1,607,070	1,612,304

Total liabilities and shareholders’ equity	$5,019,480	$5,062,623

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the Three and Six Months Ended June 30

(Amounts in thousands except per share data)

(Unaudited)

	Three Months		Six Months
	2008	2007	2008	2007
Operating Revenue	$2,398,728	$2,486,505	$4,631,320	$4,814,847

Operating Expenses:
Salaries, wages and employees’ benefits	1,332,137	1,464,840	2,685,283	2,886,365
Operating expenses and supplies	538,664	469,644	1,024,893	911,572
Purchased transportation	281,938	273,184	536,250	524,952
Depreciation and amortization	63,435	60,345	126,748	119,336
Other operating expenses	105,803	113,464	218,568	229,788
(Gains) losses on property disposals, net	3,053	(2,788)	6,539	161
Reorganization and settlements	2,444	(606)	15,228	13,851

Total operating expenses	2,327,474	2,378,083	4,613,509	4,686,025

Operating Income	71,254	108,422	17,811	128,822

Nonoperating (Income) Expenses:
Interest expense	18,104	21,766	36,670	41,804
Other	(1,863)	2,012	(3,834)	278

Nonoperating expenses, net	16,241	23,778	32,836	42,082

Income (Loss) Before Income Taxes	55,013	84,644	(15,025)	86,740
Income tax provision (benefit)	18,739	29,277	(5,424)	30,094

Net Income (Loss)	$36,274	$55,367	$(9,601)	$56,646

Average Common Shares Outstanding – Basic	57,122	57,514	57,000	57,426
Average Common Shares Outstanding – Diluted	58,193	58,511	57,000	58,546

Basic Earnings (Loss) Per Share	$0.64	$0.96	$(0.17)	$0.99

Diluted Earnings (Loss) Per Share	$0.62	$0.95	$(0.17)	$0.97

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the Six Months Ended June 30

(Amounts in thousands)

(Unaudited)

	2008	2007
Operating Activities:
Net income (loss)	$(9,601)	$56,646
Noncash items included in net income (loss):
Depreciation and amortization	126,748	119,336
Losses on property disposals, net	6,508	161
Deferred income tax provision (benefit), net	11,844	(842)
Curtailment gain	(34,460)	—
Other noncash items, net	966	4,725
Changes in assets and liabilities, net:
Accounts receivable	(42,165)	(32,794)
Accounts payable	(13,573)	8,418
Other operating assets	23,429	19,774
Other operating liabilities	40,891	(12,521)

Net cash provided by operating activities	110,587	162,903

Investing Activities:
Acquisition of property and equipment	(77,018)	(241,860)
Proceeds from disposal of property and equipment	11,079	27,939
Other	(4,201)	(103)

Net cash used in investing activities	(70,140)	(214,024)

Financing Activities:
Asset backed securitization borrowings (payments), net	(40,000)	25,000
Borrowing of long-term debt, net	5,876	—
Debt issuance costs	(3,282)	—
Proceeds from exercise of stock options	50	6,405

Net cash (used in) provided by financing activities	(37,356)	31,405

Net Increase (Decrease) In Cash and Cash Equivalents	3,091	(19,716)

Cash and Cash Equivalents, Beginning of Period	58,233	76,391

Cash and Cash Equivalents, End of Period	$61,324	$56,675

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

YRC Worldwide Inc. and Subsidiaries

For the Six Months Ended June 30

(Amounts in thousands)

(Unaudited)

2008
Common Stock
Beginning balance	$61,514
Exercise of stock options	3
Employer contribution to 401(k) plan	310
Issuance of equity awards	195

Ending balance	$62,022

Capital Surplus
Beginning balance	$1,211,956
Exercise of stock options, including tax benefits	47
Employer contribution to 401(k) plan	4,504
Share-based compensation	1,567
Other, net	459

Ending balance	$1,218,533

Retained Earnings
Beginning balance	$471,119
Net loss	(9,601)

Ending balance	$461,518

Accumulated Other Comprehensive Income
Beginning balance	$12,329
Pension, net of tax:
Reclassification of net losses to net income	849
Curtailment adjustment	(3,234)
Foreign currency translation adjustments	(333)

Ending balance	$9,611

Treasury Stock, At Cost
Beginning and ending balance	$(144,614)

Total Shareholders’ Equity	$1,607,070

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

•	YRC Truckload (“Truckload”) reflects the results of USF Glen Moore, a provider of truckload services throughout the U.S.

At June 30, 2008, approximately 72% of our labor force is subject to various collective bargaining agreements, which predominantly expire in 2013.

2.	Principles of Consolidation

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

Assets Held for Sale

When we plan to dispose of property by sale, the asset is carried in the financial statements at the lower of the carrying amount or estimated fair value, less cost to sell, and is reclassified to assets held for sale. Additionally, after such reclassification, there is no further depreciation taken on the asset. For an asset to be classified as held for sale, management must approve and commit to a formal plan, the sale should be anticipated during the ensuing year and the asset must be actively marketed, be available for immediate sale, and meet certain other specified criteria. At June 30, 2008 and December 31, 2007, the net book value of assets held for sale was approximately $82.6 million and $26.1 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets. We recorded charges of $3.7 million and $6.4 million for the three and six months ended June 30, 2008, respectively, to reduce properties held for sale to estimated fair value, less cost to sell. These charges are included in “(Gains) Losses on Property Disposals, Net” in the accompanying statements of consolidated operations. There were no such amounts recorded during the six months ended June 30, 2007.

3.	Restructuring and Reorganization

In February 2008, we closed 27 service centers that were previously a part of Regional Transportation’s networks. As a part of this action, we incurred certain restructuring charges of approximately $1.3 million and $12.4 million consisting of employee severance, lease cancellations and other incremental costs during the three and six months ended June 30, 2008, respectively.

During 2008, we made payments under previous restructuring programs, primarily those charges incurred as a result of the USF Reddaway and USF Bestway combination.

We reassess the reserve accrual under our restructuring efforts at the end of each reporting period. A rollforward of the restructuring accrual is set forth below:

(in millions)	Employee Separation	Contract Termination	Other	Total
Balance at December 31, 2007	$3.6	$2.4	$—	$6.0
Restructuring charges	3.7	6.9	1.8	12.4
Payments	(4.5)	(3.0)	(1.8)	(9.3)

Balance at June 30, 2008	$2.8	$6.3	$—	$9.1

In addition to the above restructuring charges of $12.4 million, we incurred reorganization charges of $1.1 million and $2.8 million during the three and six months ended June 30, 2008, respectively. These charges are included in the “Reorganization and settlements” caption in the consolidated statement of operations and consist primarily of employee separation charges at National Transportation due to certain leadership changes as well as reductions in the general employee population.

4.	Debt and Financing

Total debt consisted of the following:

(in millions)	June 30, 2008	December 31, 2007
Asset backed securitization borrowings, secured by accounts receivable	$140.0	$180.0
USF senior notes	257.6	259.9
Roadway senior notes	227.0	229.5
Contingent convertible senior notes	400.0	400.0
Term loan	150.0	150.0
Revolving credit facility	11.0	5.1
Industrial development bonds	9.5	9.5

Total debt	$1,195.1	$1,234.0
Current maturities of long-term debt	(331.3)	(232.0)
ABS borrowings	(140.0)	(180.0)

Long-term debt	$723.8	$822.0

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

The Credit Agreement Amendment:

•

increased, until such time as the Company receives a rating of BBB- or better from Standard & Poor’s and Ba1 or better from Moody’s, in each case with a stable outlook (the “Fall Away Event”), the Company’s Total Leverage Ratio (as defined in the Credit Facility) from 3.0x to (i) 3.75x for each of the fiscal quarters ended March 31, June 30 and September 30, 2008 and (ii) 3.5x for each fiscal quarter thereafter;

•

increased the interest rates and fees applicable to the revolving credit facility and term loan as set forth in the definition of “Applicable Rate” in Section 1.01 of the Credit Facility; effective with this amendment, the interest rates under the Credit Facility are correlated to our Credit Ratings; the interest rate on amounts outstanding under the revolving credit facility and term loan is LIBOR plus 120 basis points (3.66% at June 30, 2008) and LIBOR plus 150 basis points (3.96% at June 30, 2008), respectively, and the facility fee for the revolving credit facility is 30 basis points;

•

required the Company and its domestic subsidiaries to pledge the following collateral (i) receivables not secured by the ABS facility (as defined below) or the Company’s captive insurance companies, (ii) intercompany notes not secured by the ABS facility, (iii) fee-owned real estate parcels that have an estimated internal market value of $2.5 million or greater, (iv) 100% of the stock of all domestic subsidiaries of the Company and (v) 65% of the stock of first-tier foreign subsidiaries of the Company other than the Company’s captive insurance companies;

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

•	required each domestic subsidiary of the Company except for Yellow Roadway Receivables Funding Corporation to guarantee the credit facility; and

•

modified certain negative covenants (and in certain instances introduces new negative covenants) related to permitted liens, permitted acquisitions, permitted asset sales (and certain related mandatory prepayments from the proceeds thereof) and restricted payments.

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

Asset-Backed Securitization Facility

On April 18, 2008, we renewed our asset-backed securitization (“ABS”) facility. The renewed facility will expire on April 16, 2009. The renewed facility (i) reduced the financing limit available under the ABS facility from $700 million to $600 million, (ii) reduced the letters of credit sublimit from $325 million to $125 million, (iii) modified the Total Leverage Ratio consistent with the Credit Agreement Amendment described above, (iv) increased the loss and discount reserve requirements and (v) increased the administrative fee (calculated based on financing limit) and program fee (calculated based on utilization) to 50 basis points and 75 basis points, respectively. The interest rate under the ABS facility for conduits continues to be a variable rate based on A1/P1 rated commercial paper with an approximate interest rate of 2.5% at June 30, 2008, plus the program fee. The interest rate for Wachovia Bank, National Association is one-month LIBOR, plus 100 basis points, as Wachovia will no longer use a conduit to purchase receivables under the ABS facility.

The ABS facility utilizes the accounts receivable of the following subsidiaries of the Company: Yellow Transportation, Inc.; Roadway Express, Inc.; USF Holland Inc.; and USF Reddaway Inc. (the “Originators”). Yellow Roadway Receivables Funding Corporation (“YRRFC”), a special purpose entity and wholly owned subsidiary of the Company, operates the ABS facility. Under the terms of the renewed ABS facility, the Originators may transfer trade receivables to YRRFC, which is designed to isolate the receivables for bankruptcy purposes. A third-party conduit or committed purchaser must purchase from YRRFC an undivided ownership interest in those receivables. The percentage ownership interest in receivables that the conduits or committed purchasers purchase may increase or decrease over time, depending on the characteristics of the receivables, including delinquency rates and debtor concentrations.

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

Curtailment

During the second quarter of 2008, we amended the postretirement healthcare benefit plan that covers certain current and former Roadway employees. This amendment eliminated cost sharing benefits for active employees that retire on or after June 1, 2008, provided for the current cost sharing provisions to retirees to terminate December 31, 2008 and allows retirees to participate in our healthcare programs on a full-cost basis effective January 1, 2009. The curtailment of this plan resulted in a gain of $34.5 million during the three months ended June 30, 2008 and is included in “Salaries, wages and employees’ benefits” in the accompanying consolidated statement of operations.

Effective July 1, 2008, we curtailed our defined benefit plans that cover approximately 8,000 employees not covered by collective bargaining agreements. As a result of this action, future benefit accruals have been frozen effective July 1, 2008. However, employees may achieve early retirement eligibility based on age and continued service. During the third quarter 2008, we have subsequently recognized curtailment gains of approximately $63 million related to the changes to these plans.

Components of Net Periodic Pension and Other Postretirement Cost

The following table sets forth the components of our company-sponsored pension costs for the three and six months ended June 30:

	Three Months		Six Months
(in millions)	2008	2007	2008	2007
Service cost	$8.9	$9.8	$17.8	$19.6
Interest cost	17.1	16.3	34.2	32.7
Expected return on plan assets	(18.4)	(17.3)	(36.8)	(34.9)
Amortization of prior service cost	0.3	0.3	0.6	0.6
Amortization of net loss	0.5	2.0	1.0	4.0

Net periodic pension cost	$8.4	$11.1	$16.8	$22.0
Settlement cost	—	—	—	1.4
Special termination benefit cost	—	—	—	1.5

Total periodic pension cost	$8.4	$11.1	$16.8	$24.9

The following table sets forth the components of our other postretirement costs for the three and six months ended June 30:

	Three Months		Six Months
(in millions)	2008	2007	2008	2007
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.4	0.5	0.8	1.0
Amortization of prior service cost	—	0.1	0.1	0.2
Amortization of net (gain)	(0.3)	(0.1)	(0.6)	(0.2)

Other postretirement cost	$0.2	$0.6	$0.5	$1.2
Curtailment gain	(34.5)	—	(34.5)	—

Total other postretirement cost	$(34.3)	$0.6	$(34.0)	$1.2

6.	Stock-Based Compensation

We maintain a long-term incentive and equity award plan implemented in 2004 that provides for the issuance of stock-based compensation to key management personnel. In May 2008, our stockholders approved an amendment to this plan to increase the number of shares of Company common stock available for awards under the plan by 3 million shares (from 3.43 million to 6.43 million) and to eliminate the requirement that shares available for grant under the plan be reduced by two shares for each share to be issued pursuant to “full value awards”, which are restricted stock, share units, performance awards and other stock-based awards. As of June 30, 2008, 2.6 million shares remain available for issuance. The plan permits the issuance of restricted stock and share units, as well as options, SARs, and performance stock and performance stock unit awards. Awards under the plan can be made in cash and share units at the discretion of the Board of Directors. According to the plan provisions, the share units provide the holders the right to receive one share of our common stock upon vesting of one share unit. The plan requires the exercise price of any option equal to the closing market price of our common stock on the date of grant.

In May 2008, we granted option awards to purchase approximately 1.0 million shares of our common stock to approximately 2,200 employees. This one-time grant was made in lieu of a portion of the employees’ bonus opportunity for 2008. The options vest in one-third increments on January 1, 2009, 2010 and 2011, and expire ten years from the date of the grant. The fair value of each option was estimated on the date of grant using the Black-Scholes-Merton pricing model. Expected volatilities are estimated using historical volatility of our common stock. We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

We valued the options granted in 2008 using the above described model with the following weighted average assumptions:

2008
Dividend yield	—%
Expected volatility	48.1%
Risk-free interest rate	2.7%
Expected option life (years)	3.0
Fair value per option	$6.59

A summary of option activity under the plan as of June 30, 2008, and changes during the six months then ended, is presented in the following table:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	216	$26.29
Granted	1,041	18.82
Exercised	(3)	14.57
Forfeited / expired	(19)	24.94
Outstanding at June 30, 2008	1,235	20.05	8.89	$8,962

Exercisable at June 30, 2008	194	25.84	3.90	$8,962

The total intrinsic value of options exercised during the six months ended June 30, 2008 was not material.

7.	Earnings Per Share

Dilutive securities, consisting of options to purchase our common stock or rights to receive common stock in the future, included in the calculation of diluted weighted average common shares were 894,000 for the three months ended June 30, 2008, and 700,000 and 650,000 for the three and six months ended June 30, 2007, respectively. In addition, dilutive securities related to our net share settle contingent convertible notes were 177,000 for the three months ended June 30, 2008, and 297,000 and 470,000 for the three and six months ended June 30, 2007, respectively. Given our net loss for the six months ended June 30, 2008, there are no dilutive securities for that period.

The impact of certain options and share units were excluded from the calculation of diluted earnings per share because the effects are antidilutive. In addition, the computation of the assumed conversion of the convertible senior notes includes inputs of the year-to-date average stock price relative to the stated conversion price. If this relationship is such that the year-to-date average stock price is less then the stated conversion price, the computed shares would be antidilutive under the treasury stock method.

Antidilutive options and share units were 1,293,000 and 2,418,000 for the three and six months ended June 30, 2008, respectively, and 23,000 for the three and six months ended June 30, 2007.

Antidilutive convertible senior note conversion shares were 14,970,000 and 15,626,000 for the three and six months ended June 30, 2008, and 472,000 and 371,000 for the three and six months ended June 30, 2007, respectively.

8.	Business Segments

We report financial and descriptive information about our reportable operating segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We evaluate performance primarily on adjusted operating income and return on capital.

During the second quarter 2008, we modified our internal reporting process and in turn, reassessed our segment reporting. As a result of this process we now report four operating segments as compared to three segments before the change. The revised segment reporting is reflected throughout this report for all periods presented. Historical amounts are presented in a manner that is consistent with the revised segment reporting.

We have four reportable segments, which are strategic business units that offer complementary transportation services to their customers. National Transportation includes carriers that provide comprehensive regional, national and international transportation services. Regional Transportation is comprised of carriers that focus primarily on business opportunities in the regional and next-day delivery markets. YRC Logistics provides domestic and international freight forwarding, warehousing, cross-dock services, multi-modal brokerage services and transportation management services. Truckload, our new segment previously included in the Regional Transportation segment, consists of USF Glen Moore, a domestic truckload carrier.

The accounting policies of the segments are the same as those described in the Summary of Accounting Policies note to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. We charge management fees and other corporate services to our segments based on the direct benefits received or as a percentage of revenue. Corporate and other operating losses represent residual operating expenses of the holding company, including compensation and benefits and professional services for all periods presented. Corporate identifiable assets primarily refer to cash, cash equivalents and deferred debt issuance costs. Intersegment revenue relates to transportation services between our segments.

The following table summarizes our operations by business segment:

(in millions)	National Transportation	Regional Transportation	YRC Logistics	Truckload	Corporate/ Eliminations	Consolidated
As of June 30, 2008
Identifiable assets	$3,262.5	$1,394.0	$428.1	$77.9	$(143.0)	$5,019.5

As of December 31, 2007
Identifiable assets	3,139.1	1,424.0	426.4	80.9	(7.8)	5,062.6

Three months ended June 30, 2008
External revenue	1,692.2	533.4	150.4	22.7	—	2,398.7
Intersegment revenue	0.6	0.2	9.4	8.8	(19.0)	—
Operating income	74.6	2.1	1.9	(3.9)	(3.4)	71.3

Three months ended June 30, 2007
External revenue	1,702.5	604.2	155.5	24.3	—	2,486.5
Intersegment revenue	1.0	—	2.7	6.4	(10.1)	—
Operating income	92.8	15.6	1.5	(0.8)	(0.7)	108.4

Six months ended June 30, 2008
External revenue	3,251.4	1,045.8	291.0	43.1	—	4,631.3
Intersegment revenue	1.3	0.2	18.6	14.0	(34.1)	—
Operating income	67.3	(35.5)	0.8	(9.0)	(5.8)	17.8

Six months ended June 30, 2007
External revenue	3,309.9	1,155.7	300.5	48.7	—	4,814.8
Intersegment revenue	2.0	—	7.4	12.6	(22.0)	—
Operating income	125.9	10.2	0.4	(0.5)	(7.3)	128.8

9.	Comprehensive Income

Comprehensive income for the three and six months ended June 30 follows:

	Three Months		Six Months
(in millions)	2008	2007	2008	2007
Net income (loss)	$36.3	$55.4	$(9.6)	$56.6
Other comprehensive income, net of tax:
Pension:
Net prior service cost	0.2	0.2	0.4	0.4
Net actuarial gains	0.2	1.2	0.4	2.4
Curtailment adjustment	(3.2)	—	(3.2)	—
Changes in foreign currency translation adjustments	0.9	8.5	(0.3)	9.1

Other comprehensive income (loss)	(1.9)	9.9	(2.7)	11.9

Comprehensive income (loss)	$34.4	$65.3	$(12.3)	$68.5

10.	Recent Accounting Pronouncements

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP is effective for our financial statements beginning January 1, 2009, and early adoption is not permitted. This FSP is required to be applied retrospectively to all periods presented. We are still evaluating the impact of this FSP and currently believe that the adoption of this standard will result in higher interest expense and lower earnings per share beginning in 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. Management is currently evaluating the impact, if any, this new standard may have on our consolidated financial position, results of operations, or cash flows.

11.	Commitments and Contingencies

Shanghai Jiayu Logistics Co., Ltd.

In December 2007, we entered into a definitive agreement to acquire majority ownership of Shanghai Jiayu Logistics Co., Ltd., a Shanghai, China ground transportation company. Pursuant to the definitive agreement, YRC Logistics will acquire 65% of the stock of Jiayu for Chinese Yuan (“CNY”) 237.4 million plus an additional payment of CNY 79.2 million (approximately $45 million) based upon Jiayu’s 2007 financial performance. If Jiayu meets certain financial performance targets during 2008 and 2009, YRC Logistics will purchase the remaining 35% interest in 2010 for an amount not to exceed CNY 248.0 million (approximately $32 million), as determined by the level of the financial performance. If Jiayu does not meet these financial targets, YRC Logistics has a call option to purchase the remaining 35% of the shares of Jiayu in 2010 for the greater of CNY 77.5 million (approximately $10 million) and 35% of the appraised value of the net assets of Jiayu at that time. All payments will be made in Chinese Yuan, and their estimated U.S. dollar equivalents are provided herein. The acquisition is subject to Chinese regulatory approvals, restructuring of certain of Jiayu’s operations and other ordinary conditions to closing. We are capitalizing transaction costs incurred related to this acquisition, the balance of which is not significant at June 30, 2008.

Class Action Lawsuit

On July 30, 2007, Farm Water Technological Services, Inc. d/b/a Water Tech, and C.B.J.T. d/b/a Agricultural Supply, on behalf of themselves and other plaintiffs, filed a putative class action lawsuit against the Company and 10 other companies engaged in the LTL trucking business in the United States District Court for the Southern District of California. Since that time, other plaintiffs have filed similar cases in various courts across the nation. In December 2007, the courts consolidated these cases in the United States District Court for the Northern District of Georgia. The plaintiffs allege that the defendants, including the Company, conspired to fix fuel surcharges in violation of federal antitrust law and seek unspecified treble damages, injunctive relief, attorneys’ fees and costs of litigation. The Company believes that its fuel surcharge practices are lawful and these suits are without factual basis or legal merit. An appropriate defense has begun, and the Company intends to defend these allegations vigorously. The plaintiffs filed a consolidated amended complaint in May 2008. The defendants, including the Company, have filed in July 2008, a motion to dismiss the complaint. Given that the actions are at a very preliminary stage, the Company is not able to determine that any potential liability that might result is probable or estimable and, therefore, the Company has not recorded a liability related to the actions. If an adverse outcome were to occur, it could have a material adverse effect on the Company’s consolidated financial condition, cash flows and results of operations.

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

The following represents condensed consolidating financial information as of June 30, 2008 and December 31, 2007 with respect to the financial position and for the three and six months ended June 30, 2008 and 2007 for results of operations and for the six months ended June 30, 2008 and 2007 for the statements of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the contingent convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

June 30, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$25	$15	$21	$—	$61
Intercompany advances receivable	—	(101)	101	—	—
Accounts receivable, net	3	(6)	1,126	(7)	1,116
Prepaid expenses and other	60	136	34	—	230

Total current assets	88	44	1,282	(7)	1,407
Property and equipment	1	2,973	1,111	—	4,085
Less – accumulated depreciation	—	(1,505)	(265)	—	(1,770)

Net property and equipment	1	1,468	846	—	2,315
Investment in subsidiaries	3,282	93	203	(3,578)	—
Receivable from affiliate	(907)	495	412	—	—
Goodwill and other assets	259	982	406	(350)	1,297

Total assets	$2,723	$3,082	$3,149	$(3,935)	$5,019

Intercompany advances payable	$341	$(323)	$186	$(204)	$—
Accounts payable	17	243	111	(2)	369
Wages, vacations and employees’ benefits	25	300	105	—	430
Other current and accrued liabilities	54	156	171	(1)	380
Asset backed securitization borrowings	—	—	140	—	140
Current maturities of long-term debt	—	230	101	—	331

Total current liabilities	437	606	814	(207)	1,650
Payable to affiliate	(120)	47	223	(150)	—
Long-term debt, less current portion	558	6	160	—	724
Deferred income taxes, net	23	318	196	—	537
Pension and postretirement	163	—	—	—	163
Claims and other liabilities	95	2	242	—	339
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity	1,567	2,103	1,514	(3,578)	1,606

Total liabilities and shareholders’ equity	$2,723	$3,082	$3,149	$(3,935)	$5,019

December 31, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$26	$15	$17	$—	$58
Intercompany advances receivable	—	(65)	65	—	—
Accounts receivable, net	3	(25)	1,101	(5)	1,074
Prepaid expenses and other	76	99	71	—	246

Total current assets	105	24	1,254	(5)	1,378
Property and equipment	1	2,967	1,116	—	4,084
Less – accumulated depreciation	(1)	(1,468)	(235)	—	(1,704)

Net property and equipment	—	1,499	881	—	2,380
Investment in subsidiaries	3,280	93	203	(3,576)	—
Receivable from affiliate	(898)	488	410	—	—
Goodwill and other assets	258	985	412	(350)	1,305

Total assets	$2,745	$3,089	$3,160	$(3,931)	$5,063

Intercompany advances payable	$342	$(294)	$157	$(205)	$—
Accounts payable	12	264	112	—	388
Wages, vacations and employees’ benefits	29	285	112	—	426
Other current and accrued liabilities	52	149	169	—	370
Asset backed securitization borrowings	—	—	180	—	180
Current maturities of long-term debt	—	232	—	—	232

Total current liabilities	435	636	730	(205)	1,596
Payable to affiliate	(117)	44	223	(150)	—
Long-term debt, less current portion	554	7	261	—	822
Deferred income taxes, net	19	307	196	—	522
Pension and postretirement	180	—	—	—	180
Claims and other liabilities	84	3	244	—	331
Commitments and contingencies
Shareholders’ equity	1,590	2,092	1,506	(3,576)	1,612

Total liabilities and shareholders’ equity	$2,745	$3,089	$3,160	$(3,931)	$5,063

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,670	$739	$(10)	$2,399

Operating expenses:
Salaries, wages and employees’ benefits	8	880	444	—	1,332
Operating expenses and supplies	(5)	367	177	—	539
Purchased transportation	—	204	88	(10)	282
Depreciation and amortization	—	40	24	—	64
Other operating expenses	—	77	29	—	106
Losses on property disposals, net	—	3	—	—	3
Reorganization and settlements	—	—	2	—	2

Total operating expenses	3	1,571	764	(10)	2,328

Operating income (loss)	(3)	99	(25)	—	71

Nonoperating (income) expenses:
Interest expense	8	4	6	—	18
Other, net	3	80	(85)	—	(2)

Nonoperating (income) expenses, net	11	84	(79)	—	16

Income (loss) before income taxes	(14)	15	54	—	55
Income tax provision (benefit)	19	(1)	1	—	19

Net income (loss)	$(33)	$16	$53	$—	$36

For the three months ended June 30, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$11	$2,100	$466	$(91)	$2,486

Operating expenses:
Salaries, wages and employees’ benefits	9	1,199	257	—	1,465
Operating expenses and supplies	8	419	127	(84)	470
Purchased transportation	—	209	67	(3)	273
Depreciation and amortization	—	46	14	—	60
Other operating expenses	—	94	20	—	114
(Gains) losses on property disposals, net	—	(5)	2	—	(3)
Reorganization and settlements	1	1	(3)	—	(1)

Total operating expenses	18	1,963	484	(87)	2,378

Operating income (loss)	(7)	137	(18)	(4)	108

Nonoperating (income) expenses:
Interest expense	8	9	5	—	22
Other, net	3	58	(60)	1	2

Nonoperating (income) expenses, net	11	67	(55)	1	24

Income (loss) before income taxes	(18)	70	37	(5)	84
Income tax provision (benefit)	(5)	23	13	(2)	29

Net income (loss)	$(13)	$47	$24	$(3)	$55

For the six months ended June 30, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$3,210	$1,442	$(20)	$4,632

Operating expenses:
Salaries, wages and employees’ benefits	17	1,775	893	—	2,685
Operating expenses and supplies	(10)	695	340	—	1,025
Purchased transportation	—	385	171	(20)	536
Depreciation and amortization	—	78	49	—	127
Other operating expenses	—	150	69	—	219
Losses on property disposals, net	—	4	3	—	7
Reorganization and settlements	—	2	13	—	15

Total operating expenses	7	3,089	1,538	(20)	4,614

Operating income (loss)	(7)	121	(96)	—	18

Nonoperating (income) expenses:
Interest expense	15	9	13	—	37
Other, net	10	104	(118)	—	(4)

Nonoperating (income) expenses, net	25	113	(105)	—	33

Income (loss) before income taxes	(32)	8	9	—	(15)
Income tax provision (benefit)	(5)	(1)	1	—	(5)

Net income (loss)	$(27)	$9	$8	$—	$(10)

For the six months ended June 30, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$24	$4,089	$886	$(184)	$4,815

Operating expenses:
Salaries, wages and employees’ benefits	20	2,372	494	—	2,886
Operating expenses and supplies	15	815	252	(170)	912
Purchased transportation	—	406	129	(10)	525
Depreciation and amortization	—	92	27	—	119
Other operating expenses	—	193	37	—	230
(Gains) losses on property disposals, net	—	(4)	4	—	—
Reorganization and settlements	4	7	3	—	14

Total operating expenses	39	3,881	946	(180)	4,686

Operating income (loss)	(15)	208	(60)	(4)	129

Nonoperating (income) expenses:
Interest expense	16	16	10	—	42
Other, net	14	107	(122)	1	—

Nonoperating (income) expenses, net	30	123	(112)	1	42

Income (loss) before income taxes	(45)	85	52	(5)	87
Income tax provision (benefit)	(13)	28	18	(3)	30

Net income (loss)	$(32)	$57	$34	$(2)	$57

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$27	$52	$31	$—	$110

Investing activities:
Acquisition of property and equipment	—	(47)	(30)	—	(77)
Proceeds from disposal of property and equipment	—	—	11	—	11
Other	—	—	(4)	—	(4)

Net cash used in investing activities	—	(47)	(23)	—	(70)

Financing activities:
Asset backed securitization borrowings, net		—	(40)	—	(40)
Borrowing of long-term debt, net	4	—	2	—	6
Debt issuance costs	(3)	—	—	—	(3)
Intercompany advances / repayments	(29)	(5)	34	—	—

Net cash used in financing activities	(28)	(5)	(4)	—	(37)

Net increase (decrease) in cash and cash equivalents	(1)	—	4	—	3
Cash and cash equivalents, beginning of period	26	15	17	—	58

Cash and cash equivalents, end of period	$25	$15	$21	$—	$61

For the six months ended June 30, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(75)	$316	$(78)	$—	$163

Investing activities:
Acquisition of property and equipment	—	(198)	(44)	—	(242)
Proceeds from disposal of property and equipment	—	13	15	—	28
Other	—	—	—	—	—

Net cash used in investing activities	—	(185)	(29)	—	(214)
Financing activities:
Asset backed securitization borrowings, net	—	—	25	—	25
Proceeds from exercise of stock options	7	—	—	—	7
Intercompany advances / repayments	63	(129)	66	—	—

Net cash provided by (used in) financing activities	70	(129)	91	—	32

Net increase (decrease) in cash and cash equivalents	(5)	2	(16)	—	(19)
Cash and cash equivalents, beginning of period	20	21	35	—	76

Cash and cash equivalents, end of period	$15	$23	$19	$—	$57

13.	Guarantees of the Senior Notes Due 2008

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

The following represents condensed consolidating financial information of YRC Worldwide and its subsidiaries as of June 30, 2008 and December 31, 2007 with respect to the financial position, and for the three and six months ended June 30, 2008 and 2007 for results of operations and for the six months ended June 30, 2008 and 2007 for cash flows. The primary obligor column presents the financial information of Roadway LLC. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2008 including YRC Worldwide, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

June 30, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$43	$18	$—	$61
Intercompany advances receivable	—	(17)	17	—	—
Accounts receivable, net	—	(48)	1,176	(12)	1,116
Prepaid expenses and other	(12)	134	108	—	230

Total current assets	(12)	112	1,319	(12)	1,407
Property and equipment	—	1,109	2,976	—	4,085
Less – accumulated depreciation	—	(292)	(1,478)	—	(1,770)

Net property and equipment	—	817	1,498	—	2,315
Investment in subsidiaries	101	3,303	217	(3,621)	—
Receivable from affiliate	203	(706)	503	—	—
Goodwill and other assets	651	1,113	383	(850)	1,297

Total assets	$943	$4,639	$3,920	$(4,483)	$5,019

Intercompany advances payable	$—	$62	$142	$(204)	$—
Accounts payable	—	113	263	(7)	369
Wages, vacations and employees’ benefits	—	183	247	—	430
Other current and accrued liabilities	1	103	276	—	380
Asset backed securitization borrowings	—	—	140	—	140
Current maturities of long-term debt	227	—	104	—	331

Total current liabilities	228	461	1,172	(211)	1,650
Payable to affiliate	—	530	121	(651)	—
Long-term debt, less current portion	—	559	165	—	724
Deferred income taxes, net	(3)	255	285	—	537
Pension and postretirement	—	163	—	—	163
Claims and other liabilities	—	95	244	—	339
Commitments and contingencies
Shareholders’ equity	718	2,576	1,933	(3,621)	1,606

Total liabilities and shareholders’ equity	$943	$4,639	$3,920	$(4,483)	$5,019

December 31, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$45	$13	$—	$58
Intercompany advances receivable	—	(17)	17	—	—
Accounts receivable, net	—	(38)	1,120	(8)	1,074
Prepaid expenses and other	(12)	102	156	—	246

Total current assets	(12)	92	1,306	(8)	1,378
Property and equipment	—	1,103	2,981	—	4,084
Less – accumulated depreciation	—	(261)	(1,443)	—	(1,704)

Net property and equipment	—	842	1,538	—	2,380
Investment in subsidiaries	101	3,264	254	(3,619)	—
Receivable from affiliate	186	(722)	536	—	—
Goodwill and other assets	651	1,117	387	(850)	1,305

Total assets	$926	$4,593	$4,021	$(4,477)	$5,063

Intercompany advances payable	$—	$78	$127	$(205)	$—
Accounts payable	—	98	293	(3)	388
Wages, vacations and employees’ benefits	—	181	245	—	426
Other current and accrued liabilities	1	98	271	—	370
Asset backed securitization borrowings	—	—	180	—	180
Current maturities of long-term debt	229	—	3	—	232

Total current liabilities	230	455	1,119	(208)	1,596
Payable to affiliate	—	533	117	(650)	—
Long-term debt, less current portion	—	555	267	—	822
Deferred income taxes, net	(3)	241	284	—	522
Pension and postretirement	—	180	—	—	180
Claims and other liabilities	—	86	245	—	331
Commitments and contingencies
Shareholders’ equity	699	2,543	1,989	(3,619)	1,612

Total liabilities and shareholders’ equity	$926	$4,593	$4,021	$(4,477)	$5,063

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$864	$1,552	$(17)	$2,399

Operating expenses:
Salaries, wages and employees’ benefits	—	450	882	—	1,332
Operating expenses and supplies	—	192	347	—	539
Purchased transportation	—	92	207	(17)	282
Depreciation and amortization	—	20	44	—	64
Other operating expenses	—	44	62	—	106
(Gains) losses on property disposals, net	—	3	—	—	3
Reorganization and settlements	—	—	2	—	2

Total operating expenses	—	801	1,544	(17)	2,328

Operating income	—	63	8	—	71

Nonoperating (income) expenses:
Interest expense	4	8	6	—	18
Other, net	(13)	53	(42)	—	(2)

Nonoperating (income) expenses, net	(9)	61	(36)	—	16

Income before income taxes	9	2	44	—	55
Income tax provision	—	19	—	—	19

Net income (loss)	$9	$(17)	$44	$—	$36

For the three months ended June 30, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$881	$1,706	$(101)	$2,486

Operating expenses:
Salaries, wages and employees’ benefits	—	504	961	—	1,465
Operating expenses and supplies	—	175	389	(94)	470
Purchased transportation	—	88	192	(7)	273
Depreciation and amortization	—	18	42	—	60
Other operating expenses	—	39	75	—	114
(Gains) losses on property disposals, net	—	(5)	2	—	(3)
Reorganization and settlements	—	1	(2)	—	(1)

Total operating expenses	—	820	1,659	(101)	2,378

Operating income	—	61	47	—	108

Nonoperating (income) expenses:
Interest expense	3	8	11	—	22
Other, net	(13)	42	(27)	—	2

Nonoperating (income) expenses, net	(10)	50	(16)	—	24

Income before income taxes	10	11	63	—	84
Income tax provision	4	5	22	(2)	29

Net income	$6	$6	$41	$2	$55

For the six months ended June 30, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,659	$3,004	$(31)	$4,632

Operating expenses:
Salaries, wages and employees’ benefits	—	922	1,763	—	2,685
Operating expenses and supplies	—	361	665	(1)	1,025
Purchased transportation	—	173	394	(31)	536
Depreciation and amortization	—	39	88	—	127
Other operating expenses	—	83	136	—	219
(Gains) losses on property disposals, net	—	4	3	—	7
Reorganization and settlements	—	—	15	—	15

Total operating expenses	—	1,582	3,064	(32)	4,614

Operating income	—	77	(60)	1	18

Nonoperating (income) expenses:
Interest expense	7	15	15	—	37
Other, net	(26)	80	(59)	1	(4)

Nonoperating (income) expenses, net	(19)	95	(44)	1	33

Income (loss) before income taxes	19	(18)	(16)	—	(15)
Income tax benefit	—	(5)	—	—	(5)

Net income (loss)	$19	$(13)	$(16)	$—	$(10)

For the six months ended June 30, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,713	$3,294	$(192)	$4,815

Operating expenses:
Salaries, wages and employees’ benefits	—	1,002	1,884	—	2,886
Operating expenses and supplies	—	333	756	(177)	912
Purchased transportation	—	172	369	(16)	525
Depreciation and amortization	—	37	82	—	119
Other operating expenses	—	77	153	—	230
(Gains) losses on property disposals, net	—	(4)	4	—	—
Reorganization and settlements	—	5	9	—	14

Total operating expenses	—	1,622	3,257	(193)	4,686

Operating income	—	91	37	1	129

Nonoperating (income) expenses:
Interest expense	7	16	19	—	42
Other, net	(26)	84	(59)	1	—

Nonoperating (income) expenses, net	(19)	100	(40)	1	42

Income (loss) before income taxes	19	(9)	77	—	87
Income tax provision	7	—	26	(3)	30

Net income (loss)	$12	$(9)	$51	$3	$57

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$17	$45	$49	$(1)	$110

Investing activities:
Acquisition of property and equipment	—	(14)	(63)	—	(77)
Proceeds from disposal of property and equipment	—	1	10	—	11
Other	—	—	(4)	—	(4)

Net cash used in investing activities	—	(13)	(57)	—	(70)

Financing activities:
Asset backed securitization borrowings, net	—	—	(40)	—	(40)
Borrowing of long-term debt, net	—	4	2	—	6
Debt issuance costs	—	(3)	—	—	(3)
Intercompany advances / repayments	(17)	(35)	51	1	—

Net cash provided by (used in) financing activities	(17)	(34)	13	1	(37)

Net increase (decrease) in cash and cash equivalents	—	(2)	5	—	3
Cash and cash equivalents, beginning of Period	—	45	13	—	58

Cash and cash equivalents, end of period	$—	$43	$18	$—	$61

For the six months ended June 30, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$15	$61	$87	$—	$163

Investing activities:
Acquisition of property and equipment	—	(72)	(170)	—	(242)
Proceeds from disposal of property and equipment	—	17	11	—	28
Other	—	—	—	—	—

Net cash used in investing activities	—	(55)	(159)	—	(214)

Financing activities:
Asset backed securitization borrowings, net	—	—	25	—	25
Proceeds from exercise of stock options	—	7	—	—	7
Intercompany advances / repayments	(15)	(19)	34	—	—

Net cash provided by (used in) financing activities	(15)	(12)	59	—	32

Net decrease in cash and cash equivalents	—	(6)	(13)	—	(19)
Cash and cash equivalents, beginning of period	—	38	38	—	76

Cash and cash equivalents, end of period	$—	$32	$25	$—	$57

14.	Guarantees of the Senior Notes Due 2009 and 2010

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

The following represents condensed consolidating financial information of YRC Worldwide and its subsidiaries as of June 30, 2008 and December 31, 2007 with respect to the financial position and for the three and six months ended June 30, 2008 and 2007 for results of operations and for the six months ended June 30, 2008 and 2007 for the statement of cash flows. The primary obligor column presents the financial information of Regional Transportation. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2009 and 2010 including YRC Worldwide, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

June 30, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$29	$32	$—	$61
Intercompany advances receivable, net	—	(9)	9	—	—
Accounts receivable, net	(15)	5	1,153	(27)	1,116
Prepaid expenses and other	(5)	154	81	—	230

Total current assets	(20)	179	1,275	(27)	1,407
Property and equipment	—	910	3,175	—	4,085
Less – accumulated depreciation	—	(191)	(1,579)	—	(1,770)

Net property and equipment	—	719	1,596	—	2,315
Investment in subsidiaries	218	3,280	9	(3,507)	—
Receivable from affiliate	507	(1,247)	740	—	—
Goodwill and other assets	157	373	1,118	(351)	1,297

Total assets	$862	$3,304	$4,738	$(3,885)	$5,019

Intercompany advances payable	$65	$135	$—	$(200)	$—
Accounts payable	2	82	297	(12)	369
Wages, vacations and employees’ benefits	1	106	323	—	430
Other current and accrued liabilities	23	83	289	(15)	380
Asset backed securitization borrowings	—	—	140	—	140
Current maturities of long-term debt	100	—	231	—	331

Total current liabilities	191	406	1,280	(227)	1,650
Payable to affiliate	—	(47)	198	(151)	—
Long-term debt, less current portion	157	558	9	—	724
Deferred income taxes, net	52	131	354	—	537
Pension and postretirement	—	163	—	—	163
Claims and other liabilities	1	94	244	—	339
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity	461	1,999	2,653	(3,507)	1,606

Total liabilities and shareholders’ equity	$862	$3,304	$4,738	$(3,885)	$5,019

December 31, 2007 (in millions)	Primary Obligor	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$29	$29	$—	$58
Intercompany advances receivable	—	(11)	11	—	—
Accounts receivable, net	—	7	1,084	(17)	1,074
Prepaid expenses and other	(5)	153	98	—	246

Total current assets	(5)	178	1,222	(17)	1,378
Property and equipment	2	914	3,168	—	4,084
Less – accumulated depreciation	(2)	(165)	(1,537)	—	(1,704)

Net property and equipment	—	749	1,631	—	2,380
Investment in subsidiaries	218	3,279	9	(3,506)	—
Receivable from affiliate	490	(1,183)	693	—	—
Goodwill and other assets	160	373	1,122	(350)	1,305

Total assets	$863	$3,396	$4,677	$(3,873)	$5,063

Intercompany advances payable	$65	$119	$16	$(200)	$—
Accounts payable	9	82	306	(9)	388
Wages, vacations and employees’ benefits	3	114	309	—	426
Other current and accrued liabilities	23	78	277	(8)	370
Asset backed securitization borrowings	—	—	180	—	180
Current maturities of long-term debt	—	—	232	—	232

Total current liabilities	100	393	1,320	(217)	1,596
Payable to affiliate	—	(45)	195	(150)	—
Long-term debt, less current portion	260	555	7	—	822
Deferred income taxes, net	52	127	343	—	522
Pension and postretirement	—	180	—	—	180
Claims and other liabilities	—	85	246	—	331
Commitments and contingencies
Shareholders’ equity	451	2,101	2,566	(3,506)	1,612

Total liabilities and shareholders’ equity	$863	$3,396	$4,677	$(3,873)	$5,063

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$547	$1,862	$(10)	$2,399

Operating expenses:
Salaries, wages and employees’ benefits	2	314	1,016	—	1,332
Operating expenses and supplies	(3)	168	375	(1)	539
Purchased transportation	—	23	269	(10)	282
Depreciation and amortization	2	17	45	—	64
Other operating expenses	—	25	81	—	106
Losses on property disposals, net	1	—	2	—	3
Reorganization and settlements	(1)	2	1	—	2

Total operating expenses	1	549	1,789	(11)	2,328

Operating income (loss)	(1)	(2)	73	1	71

Nonoperating (income) expenses:
Interest expense	3	8	7	—	18
Other, net	(7)	30	(26)	1	(2)

Nonoperating (income) expenses, net	(4)	38	(19)	1	16

Income (loss) before income taxes	3	(40)	92	—	55
Income tax provision	—	19	—	—	19

Net income (loss)	$3	$(59)	$92	$—	$36

For the three months ended June 30, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$5	$627	$1,942	$(88)	$2,486

Operating expenses:
Salaries, wages and employees’ benefits	2	361	1,102	—	1,465
Operating expenses and supplies	1	166	388	(85)	470
Purchased transportation	—	32	245	(4)	273
Depreciation and amortization	2	17	41	—	60
Other operating expenses	1	36	77	—	114
(Gains) losses on property disposals, net	—	2	(5)	—	(3)
Reorganization and settlements	—	3	(4)	—	(1)

Total operating expenses	6	617	1,844	(89)	2,378

Operating income (loss)	(1)	10	98	1	108

Nonoperating (income) expenses:
Interest expense	4	8	10	—	22
Other, net	(12)	31	(17)	—	2

Nonoperating (income) expenses, net	(8)	39	(7)	—	24

Income (loss) before income taxes	7	(29)	105	1	84
Income tax provision (benefit)	2	(8)	37	(2)	29

Net income (loss)	$5	$(21)	$68	$3	$55

For the six months ended June 30, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,077	$3,575	$(20)	$4,632

Operating expenses:
Salaries, wages and employees’ benefits	3	639	2,043	—	2,685
Operating expenses and supplies	(6)	324	708	(1)	1,025
Purchased transportation	—	50	506	(20)	536
Depreciation and amortization	4	35	88	—	127
Other operating expenses	—	60	159	—	219
Losses on property disposals, net	1	2	4	—	7
Reorganization and settlements	—	12	3	—	15

Total operating expenses	2	1,122	3,511	(21)	4,614

Operating income (loss)	(2)	(45)	64	1	18

Nonoperating (income) expenses:
Interest expense	7	15	15	—	37
Other, net	(17)	51	(39)	1	(4)

Nonoperating (income) expenses, net	(10)	66	(24)	1	33

Income (loss) before income taxes	8	(111)	88	—	(15)
Income tax provision (benefit)	—	(5)	—	—	(5)

Net income (loss)	$8	$(106)	$88	$—	$(10)

For the six months ended June 30, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$11	$1,209	$3,775	$(180)	$4,815

Operating expenses:
Salaries, wages and employees’ benefits	4	714	2,168	—	2,886
Operating expenses and supplies	2	324	757	(171)	912
Purchased transportation	—	62	473	(10)	525
Depreciation and amortization	4	33	82	—	119
Other operating expenses	1	69	160	—	230
(Gains) losses on property disposals, net	—	3	(3)	—	—
Reorganization and settlements	—	10	4	—	14

Total operating expenses	11	1,215	3,641	(181)	4,686

Operating income (loss)	—	(6)	134	1	129

Nonoperating (income) expenses:
Interest expense	8	16	18	—	42
Other, net	(20)	64	(45)	1	—

Nonoperating (income) expenses, net	(12)	80	(27)	1	42

Income (loss) before income taxes	12	(86)	161	—	87
Income tax provision (benefit)	4	(28)	57	(3)	30

Net income (loss)	$8	$(58)	$104	$3	$57

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$7	$(24)	$127	$—	$110

Investing activities:
Acquisition of property and equipment	—	(24)	(53)	—	(77)
Proceeds from disposal of property and equipment	—	11	—	—	11
Other	—	—	(4)	—	(4)

Net cash used in investing activities	—	(13)	(57)	—	(70)

Financing activities:
Asset backed securitization borrowings, net	—	—	(40)	—	(40)
Borrowing of long-term debt	—	4	2	—	6
Debt issuance costs	—	(3)	—	—	(3)
Intercompany advances / repayments	(7)	36	(29)	—	—

Net cash provided by (used in) financing activities	(7)	37	(67)	—	(37)

Net increase in cash and cash equivalents	—	—	3	—	3
Cash and cash equivalents, beginning of Period	—	29	29	—	58

Cash and cash equivalents, end of period	$—	$29	$32	$—	$61

For the six months ended June 30, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$21	$(65)	$207	$—	$163

Investing activities:
Acquisition of property and equipment	—	(60)	(182)	—	(242)
Proceeds from disposal of property and equipment	—	4	24	—	28
Other	—	—	—	—	—

Net cash used in investing activities	—	(56)	(158)	—	(214)

Financing activities:
Asset backed securitization borrowings, net	—	—	25	—	25
Proceeds from exercise of stock options	—	7	—	—	7
Intercompany advances / repayments	(21)	109	(88)	—	—

Net cash provided by (used in) financing activities	(21)	116	(63)	—	32

Net decrease in cash and cash equivalents	—	(5)	(14)	—	(19)
Cash and cash equivalents, beginning of period	—	23	53	—	76

Cash and cash equivalents, end of period	$—	$18	$39	$—	$57

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

This section focuses on the highlights and significant items that impacted our operating results during the second quarter. We have presented a discussion regarding the operating results of each of our four operating segments: National Transportation, Regional Transportation, YRC Logistics and Truckload.

Prior to the second quarter of 2008, our Truckload results, consisting of USF Glen Moore, were included in the Regional Transportation segment as a significant portion of USF Glen Moore’s revenue was related to moving shipments between Regional Transportation less-than-truckload (“LTL”) sister companies. Beginning in the second quarter 2008, our focus has shifted to providing more comprehensive truckload capabilities directly to shippers as well as providing those services to all YRC Worldwide companies. As a result, we have presented Truckload as a separate segment. Historical amounts are presented in a manner that is consistent with the revised segment reporting.

Overview

During the fourth quarter of 2007, we performed our annual impairment review relative to goodwill and indefinite lived intangible assets (principally trade names) and concluded that impairment charges were required. Our process of determining fair values included considering inputs such as actual operating performance, current market conditions and our market capitalization and, making assumptions regarding future performance and market conditions among others. During the first half of 2008, our operating performance has continued to decline as compared to prior year and our share price and market capitalization remains depressed as compared to book value. However, we believe that these economic conditions are not materially different then those assumed as a part of our 2007 impairment analysis. Additionally, despite reporting a loss for the first three months of 2008 our operating income is positive for the six month period and we are experiencing favorable sequential improvements within 2008.

Currently, we believe that no new indicators of possible impairment of goodwill and indefinite lived intangible assets exist that would require us to initiate an impairment review. However, we continuously monitor the various business, legal and economic indicators of possible impairment, which requires a significant amount of judgment. These indicators may include, continued significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition or change in market share; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates, among others. Any significant adverse changes to these indicators could have a significant impact on the recoverability of goodwill and indefinite lived intangible assets and could have a material impact on our consolidated financial statements. Absent any indicators at interim dates, our annual impairment test is conducted as of October 1.

Consolidated Results

Our consolidated results for the three and six months ended June 30, 2008 include the results of each of the operating segments discussed below and corporate expenses. A more detailed discussion of the operating results of our segments is presented below.

The table below provides summary consolidated financial information for the three and six months ended June 30:

	Three months			Six months
(in millions)	2008	2007	Percent Change	2008	2007	Percent Change
Operating revenue	$2,398.7	$2,486.5	(3.5)%	$4,631.3	$4,814.8	(3.8)%
Operating income	71.3	108.4	(34.2)%	17.8	128.8	(86.2)%
Nonoperating expenses, net	16.2	23.8	(31.9)%	32.8	42.1	(22.1)%
Net income (loss)	$36.3	$55.4	(34.5)%	$(9.6)	$56.6	n/m (a)

(a)	Not meaningful.

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Our consolidated operating revenue decreased slightly during the three months ended June 30, 2008 versus the same period in 2007 primarily due to continued weak economic conditions in the United States and the resulting competitive operating environment. In general, pricing or yield increased modestly while overall volumes were down compared to the comparable prior year quarter. The decline in our 2008 operating revenue is also reflective of the closure of 27 service centers in Regional Transportation’s networks offset by increased fuel surcharge revenue.

Consolidated operating revenue includes fuel surcharge revenue. Fuel surcharges are common throughout our industry and represent an amount that we charge to customers that adjusts with changing fuel prices. We base our fuel surcharges on a published national index and adjust them weekly. Rapid material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income versus prior periods as there is a lag in the Company’s adjustment of base rates in response to changes in fuel surcharge. Fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require changes. We believe the distinction between base rates and fuel surcharge has been blurring over time, and it is impractical to clearly separate all the different factors that influence the price that our customers are willing to pay. In general, under our present fuel surcharge program, we believe rising fuel costs are beneficial to us in the short term. However, as fuel prices reached record highs during the first half of 2008, we experienced a higher percentage of customers whose increased fuel surcharge revenue does not recover our increased fuel costs.

Consolidated operating income decreased during the three months ended June 30, 2008 as compared to 2007 and is reflective of decreased operating revenue at Regional Transportation. This revenue reduction impacted our ability to cover our fixed costs and resulted in a significant decline in operating income in the second quarter of 2008 as compared to the second quarter of 2007. Additionally, despite the slight decline in revenue for our National Transportation segment, this segment experienced a much greater decline in operating income during the three months ended June 30, 2008. The decline in consolidated operating income in 2008 is attributable to higher fuel costs in our National Transportation and our Regional Transportation segments as well as a challenging economy and tough competitive environment. These declines were partially offset by a $34.5 million curtailment gain, included in “Salaries, wages and employees’ benefits” in the accompanying consolidated statement of operations, related to the elimination of postretirement healthcare benefits for certain current and retired Roadway employees.

Our consolidated operating income for the three months ended June 30, 2008 included reorganization charges of $2.4 million resulting primarily from additional restructuring charges incurred at our Regional Transportation segment related to the service center closures mentioned above. The reorganization charges also included severance costs related to changes in the sales organization as we merge existing sales teams into a corporate sales group and changes at certain terminals as we optimize our network in our National Transportation segment. Gains and losses on property disposals also impact our operating income. During the three months ended June 30, 2008, we recognized losses on the disposition and fair value adjustments of property held for sale of $3.1 million as compared to gains on dispositions of $2.8 million during the three months ended June 30, 2007.

Nonoperating expenses consist primarily of interest expense, which decreased $3.7 million from 2007 due primarily to overall reduced borrowings for the three months ended June 30, 2008 versus the same period in 2007. Lower debt outstanding resulted in a $2.6 million reduction in interest expense in the second quarter of 2008 versus the comparable prior period. We also incurred less interest related to the USF Red Star multi-employer pension plans of $0.6 million and less interest of $0.5 million related to income tax positions. Nonoperating expenses also include interest income and the effects of foreign currency gains, which increased $3.6 million from prior year.

Our effective tax rate for the three months ended June 30, 2008 was 34.1% compared to 34.6% for the three months ended June 30, 2007. Items impacting the 2008 and 2007 rate include a benefit associated with an alternative fuel tax credit partially offset by the effect of certain permanent items.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Consolidated operating revenue decreased by $183.5 million during the six months ended June 30, 2008 as compared to the same period in 2007, which is reflective of decreased revenue at all of our operating companies with the exception of YRC Logistics whose revenue was consistent with the same period in 2007. We believe the general economy continues to be soft, especially in the tangible goods sector, which directly impacts our ability to grow operating revenue. The decreased operating revenue is a result of lower volumes across the operating companies offset slightly by improved pricing and increased fuel surcharge revenue.

Consolidated operating income decreased by $111.0 million or 86.2% during the six months ended June 30, 2008 as compared to the same period in 2007. The decrease in consolidated operating income was a result of reduced operating revenue and challenging economic conditions as previously discussed. Additionally the decline in consolidated operating income is attributable to higher fuel costs in both our National Transportation and our Regional Transportation segments. These declines were partially offset by a $34.5 million curtailment gain related to the elimination of postretirement healthcare benefits for certain current and retired Roadway employees. During the six months ended June 30, 2008 our operating income improved sequentially in part due to routine seasonal trends and in part due to targeted cost control initiatives at all of our operating companies. These initiatives will continue to be necessary given the volatility in the domestic markets and the overall tepid consumer spending patterns.

Our consolidated operating income during the first half of 2008 was also unfavorably impacted by $15.2 million of reorganization charges. During the first quarter of 2008, we closed 27 service centers in Regional Transportation’s networks. These closures contributed to approximately $12.4 million of the reorganization charges. Regional Transportation has been challenged by the difficult economic conditions, especially in the industrial sector in the Upper Midwest, which has significantly impacted volumes and, operational difficulties associated with the combination of USF Reddaway and USF Bestway in 2007. During the second quarter of 2008, the benefits of these closures began to materialize, especially within the footprint changes related to the combined USF Reddaway and USF Bestway area and the Regional Transportation operating results improved sequentially within the quarter. In addition, we incurred severance charges during the second quarter of 2008 of approximately $2.8 million resulting from continued realignment of our operations. During the six months ended June 30, 2008, we recognized losses on the sale of property and equipment and the fair value adjustments of property held for sale of $6.5 million compared to losses of $0.2 million on the sale of property and equipment during the six months ended June 30, 2007.

Nonoperating expenses for the six months ended June 30, 2008 decreased $9.3 million from the six months ended June 30, 2007. Lower borrowings in 2008 resulting in decreased interest expense of $4.6 million verses 2007. The 2008 period also reflects decreased interest related to the USF Red Star multi-employer pension plans of $1.4 million offset by additional interest expense of $0.9 million related to income tax items. Nonoperating expenses also included interest income and the effects of foreign currency gains, which increased $3.7 million from 2007.

Our effective tax rate for the six months ended June 30, 2008 was 36.1% compared to 34.7% for the six months ended June 30, 2007. Items impacting the 2008 rate include a benefit associated with an alternative fuel tax credit partially offset by the effect of certain permanent items. The 2007 rate also included a benefit related to an alternative fuel tax credit for both 2007 and 2006.

National Transportation Results

National Transportation represented approximately 71% and 69% of our consolidated revenue in the second quarter of 2008 and 2007, respectively, and approximately 70% and 69% of our consolidated revenue in the six months ended June 30, 2008 and 2007, respectively. The table below provides summary financial information for National Transportation for the three and six months ended June 30:

	Three Months			Six Months
(in millions)	2008	2007	Percent Change	2008	2007	Percent Change
Operating revenue	$1,692.8	$1,703.5	(0.6)%	$3,252.7	$3,311.9	(1.8)%
Operating income	74.6	92.8	(19.6)%	67.3	125.9	(46.5)%
Operating ratio	95.6%	94.6%	1.0 pp	97.9%	96.2%	1.7 pp (a)

(a)	Percentage points.

Three months ended June 30, 2008 compared to three months ended June 30, 2007

National Transportation reported second quarter 2008 operating revenue of $1,692.8 million, representing a decrease of $10.7 million or 0.6% from the second quarter of 2007. The two primary components of operating revenue are volume, comprised of the number of shipments and the weight per shipment, and price, usually evaluated on a per hundred weight basis for less-than-truckload (“LTL”) business. The decline in operating revenue was largely driven by a 9.9% decline in LTL picked up tonnage per day. The tonnage decline is the result of a weak economy. As the economy has weakened, capacity has become more readily available and competition for available shipments has increased. The decline in LTL picked up tonnage per day was made up of a 10.2% decline in LTL shipments per day and a 0.4% increase in LTL weight per shipment.

The decline in LTL tonnage per day was partially offset by an 8.2% increase in LTL revenue per hundred weight. The increase in LTL revenue per hundred weight was the result of a modest increase in pricing and higher fuel surcharge revenue associated with substantially higher diesel fuel prices in the second quarter of 2008 compared to the prior year quarter.

Operating income for National Transportation was $74.6 million in the second quarter of 2008 representing a decline of $18.2 million or 19.6% compared to the prior year quarter. Revenue was lower by $10.7 million while total operating costs increased by $7.5 million. The cost increase consisted of higher operating expenses and supplies of $56.1 million (primarily higher fuel costs), higher purchased transportation costs of $22.6 million, higher property disposal losses of $8.2 million and higher other operating expenses of $3.1 million. These increases were mostly offset by lower salaries, wages and benefits of $84.6 million. A more detailed discussion of each change follows.

Fuel and oil costs are a major component of operating expenses and supplies and were 49.1% higher than the prior year quarter due mostly to a substantial increase in the cost of diesel fuel. The diesel fuel index, a measure of average diesel costs across the nation, continued to rise throughout the quarter and was at record levels in June 2008. As discussed, our fuel surcharge revenue program serves to mitigate the effect of these increases on our overall operating performance.

Purchased transportation was higher due primarily to a change in administering certain intercompany transactions. Effective July 2007, we began recording both revenue and intercompany expense, primarily purchased transportation, for transactions YRC Logistics serviced that we otherwise could not service within our network. We also pay a transaction fee to YRC Logistics that is included in purchased transportation. Previously, YRC Logistics recorded the revenue and purchased transportation. This change does not affect the consolidated financial statements of YRC Worldwide.

The loss on disposal of property was $3.1 million in the second quarter of 2008 compared to a gain of $5.1 million in the second quarter of 2007. While the effects of real estate sales are not generally consistent from period to period, the occurrence of these transactions are considered routine as we continually seek to optimize our holdings.

The increase in other operating expenses is due primarily to higher bodily injury and property damage claims of $8.1 million related to a serious accident as well as unfavorable development of prior year claims. Cargo claims expense was lower than the prior year quarter by $3.4 million or 15.5% due to a lower number of shipments as well as an improving trend in claim frequency during the quarter as compared to the prior year. The improvement in claim frequency was partially offset by an increase in the cost per claim paid during the current year quarter when compared to the prior year.

The decline in salaries, wages and benefits was due partly to a decline in hourly wages and benefits of $43.8 million or 5.3% and was due to lower volume partially offset by the annual contractual wage and benefit increases that went into effect April 1, 2008. Additionally, salary and benefits includes a gain of $34.5 million associated with a curtailment of the Roadway post retirement medical plan. Headcount reductions have also contributed to lower wages and benefits.

The decline in revenue without a comparable decline in costs resulted in an operating ratio of 95.6 for the second quarter of 2008, an increase of 1.0 percentage points compared to the second quarter of 2007. Operating ratio refers to a common industry measurement calculated by dividing a company’s operating expenses by its operating revenue.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

National Transportation revenue decreased $59.2 million or 1.8% in the six months ended June 30, 2008 versus the same period in 2007. With the same number of workdays in both periods, the decline in operating revenue was largely driven by a 9.1% decline in total picked up tonnage, with truckload tonnage down 7.6% and LTL tonnage down 9.4%. As discussed in the quarterly results, these tonnage declines are primarily the result of a slowing economy. Additionally, we believe certain customers diverted some shipments to nonunion carriers while we were finalizing our new contract with the union in early 2008. The decline in LTL tonnage was made up of a 9.5% decrease in LTL shipments and a 0.1% increase in LTL weight per shipment. The decline in shipments and weight was mostly offset by an increase of 7.3% in LTL revenue per hundred weight resulting from higher fuel surcharge revenue.

Operating income for National Transportation decreased $58.6 million or 46.5% in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The decrease was primarily a result of lower revenue of $59.2 million, higher operating expenses and supplies of $101.2 million and higher purchased transportation of $34.0 million, partially offset by lower salary, wages and benefits of $142.3 million.

Operating expenses and supplies were higher due mostly to the increase in fuel costs during the first half of the year. In the first six month of 2008, fuel and oil costs were 42.4% higher than the comparable period in the prior year.

Purchased transportation was higher due mostly to a change in administering certain intercompany transactions as discussed above.

Other operating expenses were slightly higher due to an $8.5 million increase in bodily injury and property damage claims as discussed above mostly offset by a $7.1 million or 15.5% decline in cargo claims.

The decline in salaries, wages and benefits was due mostly to lower hourly wages and benefits of $88.9 million and lower salaries and benefits of $56.6 million. Hourly wages and benefits declined as a result of lower volume but were partially offset by contractual wage and benefit increases effective April 1, 2008. Salaries and benefits included a curtailment gain of $34.5 million in the second quarter of 2008 and headcount reductions as discussed above.

The loss on disposal of property was $4.2 million in the six months ended June 30, 2008 compared to a gain of $4.4 million in the comparable prior year period.

The combination of the management structures of Yellow Transportation and Roadway to form National Transportation in the first quarter of 2007 resulted in reorganization costs, primarily severance, of $6.1 million. During the first six months of 2008, severance costs associated with headcount reductions including certain management changes were $2.1 million.

Operating expenses as a percentage of revenue increased for the first six months of 2008 by 1.7 percentage points compared to the first six months of 2007, resulting in a year-to-date 2008 operating ratio of 97.9.

Regional Transportation Results

Regional Transportation represented approximately 22% and 24% of our consolidated revenue in the second quarter of 2008 and 2007, respectively, and approximately 23% and 24% in the six months ended June 30, 2008 and 2007, respectively. The table below provides summary financial information for Regional Transportation for the three and six months ended June 30:

	Three months			Six months
(in millions)	2008	2007	Percent Change	2008	2007	Percent Change
Operating revenue	$533.6	$604.2	(11.7)%	$1,046.0	$1,155.7	(9.5)%
Operating income	2.1	15.6	(86.3)%	(35.5)	10.2	n/m	(a)
Operating ratio	99.6%	97.4%	2.2pp	103.4%	99.1%	4.3pp	(b)

(a)	Not meaningful.
(b)	Percentage points.

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Regional Transportation reported operating revenue of $533.6 million for the quarter ended June 30, 2008, representing a decrease of $70.6 million, or 11.7% from the quarter ended June 30, 2007. The decreased operating revenue was driven by lower business volumes, partially offset by improved pricing including improved fuel surcharge revenue. Total shipments were down 16.1%, or 16.8% per day, with LTL and truckload shipments down similar amounts. Total weight per shipment was 0.6% higher than last year, although LTL weight per shipment was down 0.9% compared to last year. Shipment volumes were negatively impacted by a continued weak economy and the closure of six service centers at USF Holland and 21 service centers at USF Reddaway in mid-February.

LTL revenue per hundred weight increased 6.1% in the second quarter 2008 as compared to the second quarter 2007, primarily due to higher fuel surcharge revenue associated with higher diesel fuel prices. Additionally, a meaningful portion of our regional footprint is concentrated in the Upper Midwest where business levels and pricing negotiations have been especially difficult due to the economic challenges in this geographic area.

Operating income for Regional Transportation was $2.1 million, a decrease of $13.5 million from the second quarter of 2007, consisting of a $70.6 million decline in revenue and a $57.1 million decrease in operating expenses. While the overall results are modest, Regional Transportation’s operating income experienced sequential improvement during the quarter. Regional Transportation has reduced most operating expenses in proportion to lower business volumes. Expense decreases during the second quarter of 2008 compared to the second quarter of 2007 were in salaries, wages and benefits of $51.8 million, purchased transportation of $5.6 million, depreciation and amortization of $0.4 million, other operating expenses of $9.7 million and gains/losses on property disposals of $1.0 million. Expense increases during the second quarter of 2008 were in operating expenses and supplies of $9.8 million and reorganizations and settlements of $1.5 million.

Salaries, wages and benefits expense decreased almost 14% reflecting lower business volumes, improved productivity and lower salaried headcount. Purchased transportation was lower by 18% due to lower business volumes and the in-sourcing of certain linehaul transportation from third-party providers. Depreciation was lower due to a slightly smaller equipment fleet, mostly offset by the impact of newer equipment. Other operating expenses were lower in the areas of operating taxes, licenses and insurance primarily due to lower business volumes. Bodily injury and property damage costs were also lower primarily due to a $4.0 million accrual for a serious accident in the second quarter of 2007. Property disposals resulted in a gain of $0.7 million in the second quarter of 2008 compared to a loss of $0.3 million in the second quarter of 2007.

Operating expenses and supplies were higher in the second quarter of 2008 primarily due to higher fuel costs, partially offset by lower maintenance, facility, travel and uncollectible revenue costs as a result of lower business volumes and effective cost management. The effects of our terminal closures in early 2008 also contributed to these reductions. Reorganization costs were $1.5 million higher in the second quarter of 2008 versus the same period in 2007 and represent additional facility and employee severance costs from the closure of service centers at USF Holland and USF Reddaway during mid-February 2008.

The operating ratio was 99.6 for the second quarter of 2008, or 2.2 percentage points higher than the prior year.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Regional Transportation reported operating revenue of $1,046.0 million for the six months ended June 30, 2008, representing a decrease of $109.7 million, or 9.5% from the six months ended June 30, 2007. The decreased operating revenue was driven by lower business volumes, partially offset by improved pricing. Total shipments were down 14.1%, or 13.4% per day, with LTL and truckload shipments down similar amounts. Total weight per shipment was flat compared to last year, although LTL weight per shipment was down 0.6% compared to last year. Shipment volumes were negatively impacted by a continued weak economy and the closure of service centers as discussed above.

LTL revenue per hundred weight increased 5.7% in the first half 2008 as compared to the first half 2007, primarily due to higher fuel surcharge revenue associated with higher diesel fuel prices. Additionally, a meaningful portion of our regional footprint is concentrated in the Upper Midwest where pricing negotiations have been especially difficult due to the economic challenges in this geographic area.

The operating loss for Regional Transportation was $35.5 million for the six months ended June 30, 2008, versus operating income of $10.2 million for the first six months of 2007, resulting from a $109.7 million decline in revenue and a $64.0 million decrease in operating expenses. Regional Transportation has reduced most operating expenses in proportion to lower business volumes. Expense decreases in the first half of 2008 were in salaries, wages and benefits of $71.1 million, purchased transportation of $8.5 million and other operating expenses of $9.2 million. Expense increases in the first half of 2008 were in operating expenses and supplies of $17.0 million, depreciation and amortization of $0.2 million, losses on property disposals of $0.6 million and reorganizations and settlements of $7.1 million.

Salaries, wages and benefits expense decreased almost 10% reflecting lower business volumes, improved productivity and lower salaried headcount. Workers’ compensation costs were higher mostly due to favorable actuarial adjustments of $4.9 million in the first half of 2007. Purchased transportation was lower due to lower business volumes, the in-sourcing of certain linehaul transportation from third-party providers and lower equipment rents. Other operating expenses were lower in the areas of operating taxes, licenses and insurance primarily due to lower business volumes. The effects of our service center closures in early 2008 also contributed to these reductions.

Operating expenses and supplies were higher primarily due to higher fuel costs and flat maintenance costs, partially offset by lower facility, travel and uncollectible revenue costs as a result of lower business volumes and effective cost management. Depreciation was higher due to the impact of newer equipment. Losses on property disposals were higher due to increased net losses on equipment sales as we attempt to balance our fleet size to the reduced volumes and our reduced footprint resulting from the discussed terminal closures. Reorganization costs were higher in 2008 due to the overall size and amount of impacted facilities and employees for the relative reorganizations in each year.

The operating ratio was 103.4 for the first half of 2008, or 4.3 percentage points higher than the prior year.

YRC Logistics Results

YRC Logistics represented approximately 6% of our consolidated revenue in the second quarter of 2008 and 2007 and approximately 6% in the six months ended June 30, 2008 and 2007. The table below provides summary financial information for YRC Logistics for the three and six months ended June 30:

	Three Months			Six Months
(in millions)	2008	2007	Percent Change	2008	2007	Percent Change
Operating revenue	$159.8	$158.2	1.0%	$309.6	$307.9	0.5%
Operating income	1.9	1.5	21.9%	0.8	0.4	70.2%
Operating ratio	98.8%	99.0%	0.2pp (a)	99.7%	99.8%	0.1pp (a)

(a)	Percentage points.

Three months ended June 30, 2008 compared to three months ended June 30, 2007

In the second quarter of 2008, YRC Logistics revenue increased by $1.6 million or 1.0% compared to the same period in 2007. Revenue and expense associated with the fulfillment of certain of National Transportation’s domestic forwarding business line were recorded within the National Transportation segment effective July 2007. Previously, the YRC Logistics segment recorded such revenue and related expense. The transfer of this revenue resulted in a decrease of revenue of $13.2 million for the second quarter of 2008 compared to the same period in 2007 with minimal impact on operating income as reduced purchased transportation related to this business was offset by increased purchased transportation in our transportation services group. Excluding this revenue, YRC Logistics revenue increased by $14.8 million or 9.4% driven by increased volumes in transportation services and global services.

Operating income increased by $0.4 million from $1.5 million in the second quarter of 2007 to $1.9 million in the second quarter of 2008. During the three months ended June 30, 2008, increases in fuel cost of $0.9 million and additional provision for uncollectible accounts of $1.6 million were offset by reduced restructuring and severance charges of $2.3 million as compared to the second quarter of 2007. The improvements in operating results were driven by increased volumes and improved gross margins in the transportation services group.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

In the first half of 2008, YRC Logistics revenue increased by $1.7 million or 0.5% from the first half of 2007. Revenue and expense associated with the fulfillment of certain of National Transportation’s domestic forwarding were transferred to National Transportation effective July 2007. The transfer of this revenue resulted in a decrease of revenue of $24.7 million for the six months ended June 30, 2008 compared to the same period in 2007 with minimal impact on operating income. Excluding this revenue, YRC Logistics revenue increased by $26.4 million or 8.6% driven by increased volumes in transportation services and global services.

Operating income increased from $0.4 million in the first half of 2007 to $0.8 million in the first half of 2008, resulting from improvements in volumes and gross margins within the transportation services group. During the six months ended June 30, 2008, cost increases as compared to the prior period were incurred in fuel costs of $2.2 million, provision for uncollectible accounts of $1.4 million and salaries of $3.3 million. Offsetting these amounts in 2008 were reductions in purchased transportation of $1.6 million, advertising of $1.3 million, worker’s compensation of $0.6 million and miscellaneous office supplies of $0.5 million. Further, the 2007 period included $2.7 million for restructuring, severance and rebranding while the 2008 period includes $0.3 million for similar items.

YRC Truckload Results

YRC Truckload represented approximately 1% of our consolidated revenue in the second quarter of 2008 and 2007, and approximately 1% for the six months ended June 30, 2008 and 2007. The table below provides summary financial information for Truckload for the three and six months ended June 30:

	Three Months			Six Months
(in millions)	2008	2007	Percent Change	2008	2007	Percent Change
Operating revenue	$31.5	$30.7	2.5%	$57.1	$61.3	(6.9)%
Operating loss	(3.9)	(0.8)	n/m	(9.0)	(0.5)	n/m	(a)
Operating ratio	112.5%	102.6%	9.9pp	115.8%	100.7%	15.1pp	(b)

(a)	Not meaningful.
(b)	Percentage points.

Three months ended June 30, 2008 compared to three months ended June 30, 2007

YRC Truckload reported operating revenue of $31.5 million for the quarter ended June 30, 2008, representing an increase of $0.8 million or 2.5% from the quarter ended June 30, 2007. The two primary components of truckload operating revenue are volume, comprised of the miles driven, and price, usually evaluated on a revenue per mile basis. Total miles driven were down 6.6% in the second quarter 2008 as compared to the second quarter 2007 due primarily to the soft economy and the absence of a certain customer in 2008. Revenue per mile was up 9.8%, primarily due to increased fuel surcharge revenue associated with higher diesel fuel prices.

The operating loss from the second quarter of 2008 was $3.9 million, as compared to an operating loss of $0.8 million from the second quarter of 2007, consisting of a $0.8 million increase in revenue and a $3.9 million increase in operating expenses. Fuel expense was up $4.1 million in the second quarter of 2008 compared to the same period in 2007 due to higher diesel prices, partially offset by fewer miles driven. Depreciation was $0.2 million higher in the second quarter of 2008 compared to the same period in 2007 due to the impact of newer equipment. Loss on property disposals was $0.5 million lower in the second quarter of 2008 compared to the same period in 2007. The net of all other operating expenses increased $0.1 million in the second quarter of 2008 compared to the same period in 2007 representing higher driver recruitment costs, mostly offset by lower business volumes. Truckload is expanding the number of driver teams to accommodate the needs of the YRC Worldwide operating companies as they convert increasingly expensive rail miles to more reliable road service.

The operating ratio was 112.5 for the second quarter of 2008, or 9.9 percentage points higher than the prior year.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

YRC Truckload reported operating revenue of $57.1 million for the six months ended June 30, 2008, representing a decrease of $4.2 million or 6.9% from the six months ended June 30, 2007 due primarily to the soft economy and the loss of a certain customer in 2008. Total miles driven were down 11.9% in the first six months of 2008 as compared to the first six months of 2007. Revenue per mile was up 5.6%, primarily due to increased fuel surcharge revenue associated with higher diesel fuel prices.

The operating loss for the six months ended June 30, 2008 was $9.0 million, as compared to an operating loss of $0.5 million for the first six months of 2007, consisting of a $4.2 million decrease in revenue and a $4.3 million increase in operating expenses. Fuel expense was up $5.5 million due to higher diesel prices, partially offset by fewer miles driven. Depreciation was $0.9 million higher in the first half of 2008 compared to the same period in 2007 due to the impact of newer equipment. Loss on property disposals was $1.1 million lower in the first half of 2008 compared to the same period in 2007. The net of all other operating expenses decreased $1.0 million in the first half of 2008 compared to the same period in 2007 representing lower wage and benefit costs and lower purchased transportation costs as a result of lower business volumes, partly offset by higher driver recruitment costs and higher bodily injury and property damage costs.

The operating ratio was 115.8 for the first half of 2008, or 15.1 percentage points higher than the prior year.

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

The Company’s expectations regarding its interest expense are only its expectations regarding this expense. Actual interest expense could differ based on a number of factors, including (among others) the Company’s revenue and profitability results and the factors that affect revenue and profitability results (including the risk factors described in the first paragraph of Item 2 in this Quarterly Report on Form 10-Q), the Company’s credit ratings, the amount and character of, and the interest rate on, the Company’s outstanding debt and any financings the Company may enter into in the future.

The following table provides details of the outstanding components and available unused capacity under the Credit Agreement and ABS facility at each period end:

(in millions)	June 30, 2008	December 31, 2007
Capacity:
Revolving loan	$950.0	$950.0
ABS facility	600.0	700.0

Total capacity	1,550.0	1,650.0

Amounts outstanding:
Revolving loan	(11.0)	(5.1)
Letters of credit	(457.1)	(473.2)
ABS facility	(140.0)	(180.0)
ABS usage for captive insurance company (see below)	(245.0)	(201.4)

Total outstanding	(853.1)	(859.7)

Available unused capacity	$696.9	$790.3

As shown above, the ABS facility permits borrowings of up to $600 million based on qualifying accounts receivable of the Company. However, at June 30, 2008, our underlying accounts receivable supported total capacity under the ABS facility of $548.6 million. Considering this limitation, our unused capacity at June 30, 2008 was $645.5 million.

While the above reflects the stipulated unused capacity per the respective agreements, our borrowing ability is further restricted by our performance covenants, specifically the leverage ratio, that limits total outstanding indebtedness for the first three quarters of 2008 to 3.75 times (and 3.5 times thereafter) our trailing twelve months earnings before interest, taxes, depreciation and amortization or EBITDA, as defined in the Credit Agreement. Given this constraint, total indebtedness could have been increased by approximately $300 million at June 30, 2008 despite the unused capacity reflected above for us to remain in compliance with the leverage ratio covenant under the Credit Agreement.

YRC Assurance Co. Ltd. (“YRC Assurance”) is the Company’s captive insurance company domiciled in Bermuda and a wholly owned and consolidated subsidiary of YRC Worldwide. YRC Assurance provides insurance services to certain wholly owned subsidiaries of YRC Worldwide. As a part of the structure of YRC Assurance, certain qualifying investments are made by YRC Assurance as defined by Bermuda regulations. These investments can include taking an ownership position in certain receivables that secure our ABS facility. As a result, as shown above, our capacity under the ABS facility is reduced by YRC Assurance’s investment in receivables of $245.0 million and $201.4 million at June 30, 2008 and December 31, 2007, respectively.

Contingent Convertible Notes

The balance sheet classification of our contingently convertible notes between short-term and long-term is dependent upon certain conversion triggers, as defined in the applicable indentures. At June 30, 2008 and December 31, 2007, the conversion triggers had not been met. Accordingly, based on the stated maturity date, this obligation has been classified as a long-term liability on the accompanying balance sheets.

Credit Rating

As of the date of this filing, the credit rating and outlook assigned to us by the three major rating agencies were as follows:

	Corporate/Issuer Rating	Outlook
Fitch	BB+	Negative
Moody’s	Ba2	Negative
S&P	BB	Negative

Our borrowing costs and collateral requirements under our Credit Agreement are a function of our credit ratings. Our borrowing costs will increase by an amount up to .40% if two of the three major rating agencies lower our credit rating as follows: Moody’s to Ba3 or worse; S&P and Fitch to BB- or worse. A credit rating of Ba3 or worse by Moody’s and BB- or worse by S&P will also require us to pledge additional collateral under our Credit Agreement.

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

The following table illustrates our calculation for determining free cash flow for the six months ended June 30:

(in millions)	2008	2007
Net cash from operating activities	$110.6	$162.9
Net property and equipment additions	(66.0)	(213.9)
Proceeds from exercise of stock options	0.1	6.4

Free cash flow	$44.7	$(44.6)

Operating cash flows decreased $52.3 million during the six months ended June 30, 2008 versus the same period in 2007. Cash from operations was impacted by the reduction of general business volumes in 2008 with lower revenue and an exponentially larger reduction in operating income. Additionally, in the first half of 2007, we made pension payments of $131.5 million and accrued pension expense of $24.9 million versus no contributions and expense of $16.8 million in the first half of 2008. Amounts for tax included net refunds of $21.7 million and tax benefit of $5.4 million for the first half of 2008 versus net refunds of $46.9 million and tax provision of $30.1 million for the first half of 2007.

In the first six months of 2008, net property and equipment additions decreased $147.9 million compared to the first six months of 2007 due to both a strategic decision to reduce overall capital expenditures during this period of reduced volumes and, our financing alternative of leasing $63.0 million of revenue equipment during the six months ended June 30, 2008. We intend to continue leasing revenue equipment under various master lease agreements. Other investing activities include additional transaction costs associated with the planned completion of our acquisition of Shanghai Jiayu Logistics Co., Ltd. and certain advances under a note receivable.

For the first six months of 2008, net cash used by financing activities was $37.4 million versus cash provided by financing activities of $31.4 million for the first six months 2007. During 2008, we have prioritized overall debt reduction while in 2007, large pension payments discussed above contributed to a net borrowing position during the six month period. There were minimal proceeds from stock options during the six months ended June 30, 2008 versus $6.4 million in the first six months of 2007.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of June 30, 2008.

Contractual Cash Obligations

		Payments Due By Period
(in millions)	Less than 1 year (a)	2-3 years	4-5 years	After 5 years	Total
Balance sheet obligations:
ABS borrowings	$140.0	$—	$—	$—	$140.0
Long-term debt including interest(b)	395.1	466.0	318.8	—	1,179.9
USF Red Star multi-employer pension withdrawal obligations including interest	1.7	3.5	3.2	0.9	9.3
Off balance sheet obligations:
Operating leases	98.3	125.3	48.6	14.5	286.7
Capital expenditures	31.4	—	—	—	31.4

Total contractual obligations	$666.5	$594.8	$370.6	$15.4	$1,647.3

(a)	Total liabilities for unrecognized tax benefits as of June 30, 2008, were $75.8 million and are classified on the Company’s consolidated balance sheet within “Other Current and Accrued Liabilities”.
(b)	Long-term debt maturities are reflected by contractual maturity for all obligations other than the contingent convertible senior notes. These notes are instead presented based on the earliest possible redemption date defined as the first date on which the note holders have the option to require us to purchase their notes.

During the six months ended June 30, 2008, we entered into new operating leases for revenue equipment of approximately $63.0 million.

We continue to anticipate a 2008 closing (currently projected to be third quarter) of our acquisition of Shanghai Jiayu Logistics Co., Ltd. (“Jiayu”) at which time we will pay approximately $45 million. Further, in 2010 we could pay an additional amount not to exceed $32 million. Completion of the acquisition is subject to Chinese regulatory approvals, restructuring of certain of Jiayu’s operations and other ordinary conditions to closing.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Unused line of credit	$111.8	$—	$585.1	$—	$696.9
Letters of credit	457.1	—	—	—	457.1
Surety bonds	106.6	0.1	0.1	—	106.8

Total commercial commitments	$675.5	$0.1	$585.2	$—	$1,260.8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of June 30, 2008.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 15, 2008. At the meeting, the following matters were voted on by the shareholders:

Election of directors.

Nominees	For	Withheld
Michael T. Byrnes	43,557,076	5,902,695

Cassandra C. Carr	42,038,892	7,420,879

Howard M. Dean	43,634,125	5,825,646

Dennis E. Foster	42,087,246	7,372,525

John C. McKelvey	43,679,268	5,780,503

Phillip J. Meek	42,094,935	7,364,836

Mark A. Schulz	43,601,198	5,858,573

William L. Trubeck	43,678,213	5,781,558

Carl W. Vogt	42,866,084	6,593,687

William D. Zollars	42,325,196	7,134,575

Approval of an amendment to the Company’s 2004 Long-Term Incentive and Equity Award Plan and re-approval of such plan pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.

For	Against	Abstain	Broker Non-Votes
28,132,529	8,191,804	617,280	12,518,158

Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2008.

For	Against	Abstain
48,854,768	535,263	69,739

Item 6.	Exhibits

10.1	Amendment No. 1, dated as of April 18, 2008, to the Credit Agreement, dated as of August 17, 2007, among the Company, the Canadian Borrower, the UK Borrower, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed April 21, 2008).

10.2	Third Amended and Restated Receivables Purchase Agreement, dated as of April 18, 2008, among Yellow Roadway Receivables Funding Corporation, as Seller; Falcon Asset Securitization Company LLC, Three Pillars Funding LLC and Amsterdam Funding Corporation, as Conduits; YRC Assurance Co. Ltd., as an uncommitted purchaser; the financial institutions party thereto as Committed Purchasers; Wachovia Bank, National Association, as Wachovia Agent and LC Issuer; SunTrust Robinson Humphrey, Inc., as Three Pillars Agent, ABN AMRO Bank, N.V., as Amsterdam Agent, and JPMorgan Chase Bank, N.A., Falcon Agent and as Administrative Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed April 21, 2008).

10.3	YRC Worldwide Inc. 2004 Long-Term Incentive and Equity Award Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed May 19, 2008).

10.4	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed May 19, 2008).

31.1	Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen L. Bruffett pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William D. Zollars pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen L. Bruffett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC Worldwide Inc.
Registrant

Date:	August 6, 2008	/s/ William D. Zollars
William D. Zollars
Chairman of the Board of Directors, President & Chief Executive Officer

Date:	August 6, 2008	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President & Chief Financial Officer