Form 10-Q
period 2008-09-30
YRC WORLDWIDE INC
filed 2008-11-10
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $1 Par Value Per Share	59,252,744 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(Amounts in thousands except per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$102,623	$58,233
Accounts receivable, net	1,095,184	1,073,915
Prepaid expenses and other	218,962	245,386

Total current assets	1,416,769	1,377,534

Property and Equipment:
Cost	4,028,211	4,083,791
Less – accumulated depreciation	(1,793,324)	(1,703,318)

Net property and equipment	2,234,887	2,380,473

Goodwill	59,462	700,659
Intangibles, net	335,556	533,327
Other assets	112,878	70,630

Total assets	$4,159,552	$5,062,623

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$342,583	$387,740
Wages, vacations and employees’ benefits	428,363	426,119
Other current and accrued liabilities	391,921	369,725
Asset-backed securitization borrowings	142,000	180,000
Current maturities of long-term debt	3,500	231,955

Total current liabilities	1,308,367	1,595,539

Noncurrent Liabilities:
Long-term debt, less current portion	1,038,215	822,048
Deferred income taxes, net	489,431	521,615
Pension and postretirement	72,687	180,166
Claims and other liabilities	347,707	330,951
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1 par value per share	62,175	61,514
Preferred stock, $1 par value per share	—	—
Capital surplus	1,222,338	1,211,956
Retained earnings (accumulated deficit)	(258,864)	471,119
Accumulated other comprehensive income	22,110	12,329
Treasury stock, at cost (4,802 shares)	(144,614)	(144,614)

Total shareholders’ equity	903,145	1,612,304

Total liabilities and shareholders’ equity	$4,159,552	$5,062,623

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the Three and Nine Months Ended September 30

(Amounts in thousands except per share data)

(Unaudited)

	Three Months		Nine Months
	2008	2007	2008	2007
Operating Revenue	$2,380,258	$2,457,731	$7,011,578	$7,272,578

Operating Expenses:
Salaries, wages and employees’ benefits	1,309,759	1,447,409	3,995,042	4,333,774
Operating expenses and supplies	538,048	463,623	1,562,941	1,375,195
Purchased transportation	303,221	286,460	839,471	811,412
Depreciation and amortization	67,808	62,232	194,556	181,568
Other operating expenses	103,165	109,153	321,733	338,941
(Gains) losses on property disposals, net	(15,466)	1,400	(8,927)	1,561
Reorganization and settlements	7,280	(197)	22,508	13,654
Impairment charges	823,064	—	823,064	—

Total operating expenses	3,136,879	2,370,080	7,750,388	7,056,105

Operating Income (Loss)	(756,621)	87,651	(738,810)	216,473

Nonoperating (Income) Expenses:
Interest expense	20,334	22,715	57,004	64,519
Other, net	(1,028)	979	(4,862)	1,257

Nonoperating expenses, net	19,306	23,694	52,142	65,776

Income (Loss) Before Income Taxes	(775,927)	63,957	(790,952)	150,697
Income tax provision (benefit)	(55,545)	23,213	(60,969)	53,307

Net Income (Loss)	$(720,382)	$40,744	$(729,983)	$97,390

Average Common Shares Outstanding – Basic	57,317	57,116	57,106	57,322
Average Common Shares Outstanding – Diluted	57,317	57,981	57,106	58,186

Basic Earnings Per Share	$(12.57)	$0.71	$(12.78)	$1.70

Diluted Earnings Per Share	$(12.57)	$0.70	$(12.78)	$1.68

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the Nine Months Ended September 30

(Amounts in thousands)

(Unaudited)

	2008	2007
Operating Activities:
Net income (loss)	$(729,983)	$97,390
Noncash items included in net income:
Depreciation and amortization	194,556	181,568
Impairment charges	823,064	—
(Gains) losses on property disposals, net	(8,958)	1,561
Deferred income tax provision (benefit), net	(37,786)	(1,634)
Curtailment gains	(97,788)	—
Other noncash items	975	6,526
Changes in assets and liabilities, net:
Accounts receivable	(21,269)	(70,957)
Accounts payable	(45,666)	(6,543)
Other operating assets	28,797	25,094
Other operating liabilities	56,873	(27,069)

Net cash provided by operating activities	162,815	205,936

Investing Activities:
Acquisition of property and equipment	(104,402)	(313,474)
Proceeds from disposal of property and equipment	78,796	31,534
Investment in affiliate	(34,289)	—
Other	(4,449)	(1,419)

Net cash used in investing activities	(64,344)	(283,359)

Financing Activities:
Asset backed securitization borrowings (payments), net	(38,000)	85,000
Issuance (repayment) of long-term debt, net	(5,096)	150,971
Debt issuance costs	(11,035)	(1,275)
Proceeds from exercise of stock options	50	6,530
Treasury stock repurchase	—	(34,997)

Net cash provided by (used in) financing activities	(54,081)	206,229

Net Increase In Cash and Cash Equivalents	44,390	128,806

Cash and Cash Equivalents, Beginning of Period	58,233	76,391

Cash and Cash Equivalents, End of Period	$102,623	$205,197

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

YRC Worldwide Inc. and Subsidiaries

For the Nine Months Ended September 30

(Amounts in thousands except per share data)

(Unaudited)

2008
Common Stock
Beginning balance	$61,514
Exercise of stock options	3
Employer contribution to 401(k) plan	445
Issuance of equity awards, net	213

Ending balance	$62,175

Capital Surplus
Beginning balance	$1,211,956
Exercise of stock options, including tax benefits	47
Employer contribution to 401(k) plan	6,678
Share-based compensation	3,293
Other, net	364

Ending balance	$1,222,338

Retained Earnings (Accumulated Deficit)
Beginning balance	$471,119
Net loss	(729,983)

Ending balance	$(258,864)

Accumulated Other Comprehensive Income
Beginning balance	$12,329
Pension, net of tax:
Reclassification of net losses to net income	842
Curtailment adjustment	12,669
Foreign currency translation adjustment	(3,730)

Ending balance	$22,110

Treasury Stock, At Cost
Beginning and ending balance	$(144,614)

Total Shareholders’ Equity	$903,145

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

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. These services include global, national and regional transportation as well as logistics. Our operating subsidiaries include the following:

•

YRC National Transportation (“National Transportation”) is a holding company for our transportation service networks focused on business opportunities in regional, national and international services. National Transportation is comprised of Yellow Transportation and Roadway. These networks each provide for the movement of industrial, commercial and retail goods, primarily through regionalized and centralized management and customer facing organizations. National Transportation also includes Reimer Express Lines, located in Canada, that specializes in shipments into, across and out of Canada. Approximately 40% of National Transportation shipments are completed in two days or less. In addition to the United States (“U.S.”) and Canada, National Transportation also serves parts of Mexico and Puerto Rico and Guam.

•

YRC Regional Transportation (“Regional Transportation”) is a holding company for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of New Penn Motor Express, Holland and Reddaway. These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the U.S., Canada, Mexico and Puerto Rico. Approximately 91% of Regional Transportation less-than-truckload (“LTL”) shipments are completed in two days or less.

•

YRC Logistics plans and coordinates the movement of goods worldwide to provide customers a single source for logistics management solutions. YRC Logistics delivers a wide range of global logistics management services, with the ability to provide customers improved return-on-investment results through flexible, fast and easy-to-implement logistics services and technology management solutions.

•	YRC Truckload (“Truckload”) reflects the results of Glen Moore, a provider of truckload services throughout the U.S.

At September 30, 2008, approximately 72% of our labor force is subject to various collective bargaining agreements, which predominantly expire in 2013.

2.	Principles of Consolidation and Accounting Policies

The accompanying consolidated financial statements include the accounts of YRC Worldwide and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in non-majority owned affiliates or those in which we do not have control where the entity is either not a variable interest entity or YRC Worldwide is not the primary beneficiary are accounted for on the equity method. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates. We have prepared the consolidated financial statements, without audit by an independent public accounting firm, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, all normal recurring adjustments except as otherwise noted, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included in these financial statements herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Assets Held for Sale

When we plan to dispose of property by sale, the asset is carried in the financial statements at the lower of the carrying amount or estimated fair value, less cost to sell, and is reclassified to assets held for sale. Additionally, after such reclassification, there is no further depreciation taken on the asset. For an asset to be classified as held for sale, management must approve and commit to a formal plan, the sale should be anticipated during the ensuing year and the asset must be actively marketed, be available for immediate sale, and meet certain other specified criteria. At September 30, 2008 and December 31, 2007, the net book value of assets held for sale was approximately $53.1 million and $26.1 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets. We recorded charges of $0.4 million and $6.8 million for the three and nine months ended September 30, 2008, respectively, to reduce properties held for sale to estimated fair value, less cost to sell. These charges are included in “(Gains) Losses on Property Disposals, Net” in the accompanying statements of consolidated operations. There were no such amounts recorded during the nine months ended September 30, 2007.

3.	Goodwill and Intangibles

Goodwill is recognized as the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. In accordance with SFAS No. 142, we test goodwill for impairment on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. During the first three quarters of 2008, our operating performance has continued to decline as compared to prior year and our share price and market capitalization remains depressed as compared to book value. Overall U.S. economic trends are declining as seen in most indices including those applicable to the retail sector, manufacturing, construction and housing. Declining economic activity, evidenced by these trends, negatively impacts the volume of freight we service and the price we receive for our services. These trends coupled with our decreased year over year quarterly earnings along with the decrease in our market capitalization prompted management to conclude indicators of impairment existed at September 30, 2008. We assessed the current fair value of our reporting units and indefinite-lived intangibles based on an income approach using estimation models including a discounted cash flow as well as assumptions related to market multiple of earnings. As a result of this process, we determined the book value of goodwill and certain indefinite lived intangibles (tradenames) was impaired.

The following table reflects the changes in the carrying amount of goodwill attributed to each applicable segment as of September 30, 2008:

(in millions)	National Transportation	YRC Logistics	Total
Balances at December 31, 2007	$542.7	$158.0	$700.7
Impairment charges	(541.8)	(97.5)	(639.3)
Change in foreign currency exchange rates	(0.9)	(1.0)	(1.9)

Balances at September 30, 2008	$—	$59.5	$59.5

No tax benefit was recognized on the goodwill impairment charges.

These charges represent management’s best estimate of the probable impairment charge. As the second step of the impairment test is not fully completed at September 30, 2008, any adjustment to this estimated loss based on the completion of the measurement of the loss will be recorded in the subsequent period.

The impairment test for tradenames consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset. In making this assessment, we utilized the relief from royalty method, an income approach that includes assumptions as to future revenue, applicable market-based royalty rate and cost of capital, among others. Pre-tax impairment charges for certain of our indefinite lived tradenames are reflected below as of September 30, 2008:

(in millions)	National Transportation	Regional Transportation	Total
Balances at December 31, 2007	$252.7	$110.4	$363.1
Impairment charges	$(94.1)	(89.7)	$(183.8)
Change in foreign currency exchange rates	(0.7)	—	(0.7)

Balances at September 30, 2008	$157.9	$20.7	$178.6

The impairment charges net of tax were $59.6 million and $57.5 million for National Transportation (the Roadway and Reimer Express Lines tradenames) and Regional Transportation (the USF tradename), respectively.

4.	Investment in Affiliate

Shanghai Jiayu Logistics Co., Ltd.

On August 19, 2008, we completed the purchase of a 65% equity interest in Shanghai Jiayu Logistics Co., Ltd., a Shanghai, China ground transportation company with an initial purchase price of $47.4 million including transaction costs. A portion of the initial purchase price totaling approximately $11.3 million was paid in October 2008 following the completion of certain regulatory filings. Additionally, the purchase agreement provides for an adjustment to the purchase price based upon the final working capital of Jiayu as reflected in its opening balance sheet. This process is ongoing and includes independent verification of these amounts as well as receipt of a third party valuation as to the fair value of Jiayu’s assets and liabilities. We account for our ownership in Jiayu using the equity method of accounting and record our portion of the financial results of Jiayu one month in arrears. This investment is a part of our YRC Logistics segment, and is included in “Other assets” in the accompanying consolidated balance sheets.

If Jiayu meets certain financial performance targets during 2008 and 2009, we will purchase the remaining 35% interest in 2010 for an amount not to exceed CNY 248.0 million (approximately $36 million), as determined by the level of Jiayu’s financial performance. If Jiayu does not meet these financial targets, we have a call option to purchase the remaining 35% of the shares of Jiayu in 2010 for the greater of CNY 77.5 million (approximately $11 million) and 35% of the appraised value of the net assets of Jiayu at that time. All additional payments will be made in Chinese Yuan, and their estimated U.S. dollar equivalents are provided above.

5.	Restructuring and Reorganization

In February 2008, we closed 27 service centers that were previously a part of Regional Transportation’s networks. As a part of this action, we incurred certain restructuring charges of approximately $12.4 million consisting of employee severance, lease cancellations and other incremental costs during the nine months ended September 30, 2008.

During the third quarter of 2008, we reduced our non-union headcount throughout the Company with a significant portion within the National Transportation segment. This action resulted in employee separation charges of approximately $5.8 million during the nine months ended September 30, 2008. Additionally, we closed a YRC Logistics facility in the United Kingdom and terminated a YRC Logistics service offering which resulted in closure charges, primarily lease cancellation charges, of approximately $1.4 million and $0.3 million, respectively.

During 2008, we made payments under previous restructuring programs, primarily those charges incurred as a result of the Reddaway and USF Bestway combination.

We reassess the reserve accrual under our restructuring efforts at the end of each reporting period. A rollforward of the restructuring accrual is set forth below:

(in millions)	Employee Separation	Contract Termination	Other	Total
Balance at December 31, 2007	$3.6	$2.4	$—	$6.0
Restructuring charges	9.7	8.2	2.0	19.9
Payments	(6.1)	(4.2)	(2.0)	(12.3)

Balance at September 30, 2008	$7.2	$6.4	$—	$13.6

In addition to the above restructuring charges of $19.9 million, we incurred reorganization charges of $2.6 million during the nine months ended September 30, 2008. These charges are included in the “Reorganization and settlements” caption in the consolidated statement of operations and consist primarily of employee separation charges at National Transportation due to certain leadership changes as well as reductions in the general employee population.

6.	Debt and Financing

Total debt consisted of the following:

(in millions)	September 30, 2008	December 31, 2007
Asset backed securitization borrowings, secured by accounts receivable	$142.0	$180.0
USF senior notes	256.4	259.9
Roadway senior notes	225.8	229.5
Contingent convertible senior notes	400.0	400.0
Term loan	150.0	150.0
Revolving credit facility	—	5.1
Industrial development bonds	9.5	9.5

Total debt	$1,183.7	$1,234.0
Current maturities of long-term debt	(3.5)	(232.0)
ABS borrowings	(142.0)	(180.0)

Long-term debt	$1,038.2	$822.0

The estimated fair value of our fixed rate debt is $749.2 million and $856.5 million as of September 30, 2008 and December 31, 2007, respectively.

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

•

increased the interest rates and fees applicable to the revolving credit facility and term loan as set forth in the definition of “Applicable Rate” in Section 1.01 of the Credit Facility; effective with this amendment, the interest rates under the Credit Facility are correlated to our Credit Ratings; the interest rate on amounts outstanding under the revolving credit facility and term loan is LIBOR plus 120 basis points (5.13% at September 30, 2008) and LIBOR plus 150 basis points (5.43% at September 30, 2008), respectively, and the facility fee for the revolving credit facility is 30 basis points;

•

required the Company and its domestic subsidiaries to pledge the following collateral (i) receivables not securing the ABS facility (as defined below) or the Company’s captive insurance companies, (ii) intercompany notes not secured by the ABS facility, (iii) fee-owned real estate parcels that have an estimated internal market value of $2.5 million or greater, (iv) 100% of the stock of all domestic subsidiaries of the Company and (v) 65% of the stock of first-tier foreign subsidiaries of the Company other than the Company’s captive insurance companies;

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

Asset-Backed Securitization Facility

On April 18, 2008, we renewed our asset-backed securitization (“ABS”) facility. The renewed facility will expire on April 16, 2009. The renewed facility (i) reduced the financing limit available under the ABS facility from $700 million to $600 million, (ii) reduced the letters of credit sublimit from $325 million to $125 million, (iii) modified the Total Leverage Ratio consistent with the Credit Agreement Amendment described above, (iv) increased the loss and discount reserve requirements and (v) increased the administrative fee (calculated based on financing limit) and program fee (calculated based on utilization) to 50 basis points and 75 basis points, respectively. The interest rate under the ABS facility for conduits continues to be a variable rate based on A1/P1 rated commercial paper with an approximate interest rate of 2.96% at September 30, 2008, plus the program fee. The interest rate for Wachovia Bank, National Association is one-month LIBOR, plus 100 basis points, as Wachovia no longer uses a conduit to purchase receivables under the ABS facility.

The ABS facility utilizes the accounts receivable of the following subsidiaries of the Company: YRC Inc.; USF Holland Inc.; and USF Reddaway Inc. (the “Originators”). Yellow Roadway Receivables Funding Corporation (“YRRFC”), a special purpose entity and wholly owned subsidiary of the Company, operates the ABS facility. Under the terms of the renewed ABS facility, the Originators may transfer trade receivables to YRRFC, which is designed to isolate the receivables for bankruptcy purposes. A third-party conduit or committed purchaser must purchase from YRRFC an undivided ownership interest in those receivables. The percentage ownership interest in receivables that the conduits or committed purchasers purchase may increase or decrease over time, depending on the characteristics of the receivables, including delinquency rates and debtor concentrations.

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

Classification

We have $225 million and $100 million of notes that were due on December 1, 2008 and May 1, 2009, respectively, that are classified as long-term debt in the accompanying balance sheet because we subsequently redeemed these notes on November 3, 2008 using funds borrowed under our Credit Facility that expires August 17, 2012. We incurred a pre-tax loss on redemption of $3.0 million.

7.	Employee Benefits

Curtailment

Effective June 1, 2008, we amended the postretirement healthcare benefit plan that covers certain current and former Roadway employees. This amendment eliminated cost sharing benefits for active employees that retire on or after June 1, 2008, provided for the current cost sharing provisions to retirees to terminate December 31, 2008 and allows retirees to participate in our healthcare programs on a full-cost basis effective January 1, 2009. The curtailment of this plan resulted in a gain of $34.5 million during the nine months ended September 30, 2008 and is included in “Salaries, wages and employees’ benefits” in the accompanying consolidated statement of operations.

Effective July 1, 2008, we curtailed our defined benefit plans that cover approximately 8,000 employees not covered by collective bargaining agreements. As a result of this action, future benefit accruals have been frozen effective July 1, 2008. However, employees may achieve early retirement eligibility based on age and continued service. The curtailment of these plans resulted in a gain of $63.3 million during the three months ended September 30, 2008 and is included in “Salaries, wages and employees’ benefits” in the accompanying consolidated statement of operations.

Components of Net Periodic Pension and Other Postretirement Cost

The following table sets forth the components of our pension costs for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2008	2007	2008	2007
Service cost	$1.3	$9.8	$19.1	$29.4
Interest cost	15.8	16.4	50.0	49.1
Expected return on plan assets	(16.8)	(17.4)	(53.6)	(52.3)
Amortization of prior service cost	—	0.3	0.6	0.9
Amortization of net loss	—	2.0	1.0	6.0

Net periodic pension cost	$0.3	$11.1	$17.1	$33.1
Curtailment gain	(63.3)	—	(63.3)	—
Settlement cost	—	—	—	1.4
Special termination benefit cost	—	—	—	1.5

Total periodic pension cost	$(63.0)	$11.1	$(46.2)	$36.0

Based on the current funding position of our defined benefit plans, no employer contribution will be made during 2008.

The following table sets forth the components of our other postretirement costs for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2008	2007	2008	2007
Service cost	$—	$0.1	$0.2	$0.3
Interest cost	—	0.5	0.8	1.5
Amortization of prior service cost	—	0.1	0.1	0.3
Amortization of net (gain)	—	(0.1)	(0.6)	(0.3)

Other postretirement cost	$—	$0.6	$0.5	$1.8
Curtailment gain	—	—	(34.5)	—

Total other postretirement cost	$—	$0.6	$(34.0)	$1.8

Service and interest costs incurred during the three months ended September 30, 2008 were not material.

8.	Income Taxes

Uncertain Tax Positions

In connection with their examination of the Company’s 2005 income tax return, the United States Internal Revenue Service (“IRS”) has proposed adjustments relative to certain transactions of our captive insurance company, YRC Assurance Co., Ltd. We have protested the adjustments. The additional tax payment that could result from the adjustments ranges up to approximately $55 million.

Effective Tax Rate

Our effective tax rate for the three months ended September 30, 2008 was 7.2% compared to 36.3% for the three months ended September 30, 2007. Significant items impacting the 2008 rate include goodwill impairment charges and certain nondeductible expenses partially offset by benefits associated with various state jurisdictions and an alternative fuel tax credit.

Our effective tax rate for the nine months ended September 30, 2008 was 7.7% compared to 35.4% for the nine months ended September 30, 2007. Significant items impacting the 2008 rate include goodwill impairment charges and certain nondeductible expenses partially offset by benefits associated with various state jurisdictions and an alternative fuel tax credit. A reconciliation of our effective tax rate for the nine months ended September 30, 2008 is as follows:

	2008	2007
Federal statutory rate	35.0%	35.0%
State taxes, net	0.8	2.9
Goodwill impairment	(28.3)	—
Nondeductible business expenses	(0.4)	2.4
Foreign tax credit and rate differential	(1.9)	(0.4)
Alternative fuel tax credit	0.6	(5.3)
Other, net	1.9	0.7

Effective tax rate	7.7%	35.4%

9.	Stock-Based Compensation

We maintain a long-term incentive and equity award plan implemented in 2004 that provides for the issuance of stock-based compensation to key management personnel. In May 2008, our stockholders approved an amendment to this plan to increase the number of shares of Company common stock available for awards under the plan by 3 million shares (from 3.43 million to 6.43 million) and to eliminate the requirement that shares available for grant under the plan be reduced by two shares for each share to be issued pursuant to “full value awards”, which are restricted stock, share units, performance awards and other stock-based awards. As of September 30, 2008, 2.5 million shares remain available for issuance. The plan permits the issuance of restricted stock and share units, as well as options, SARs, and performance stock and performance stock unit awards. Awards under the plan can be made in cash and share units at the discretion of the Board of Directors. According to the plan provisions, the share units provide the holders the right to receive one share of our common stock upon vesting of one share unit. The plan requires the exercise price of any option equal to the closing market price of our common stock on the date of grant.

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

A summary of option activity under the plan as of September 30, 2008, and changes during the nine months then ended, is presented in the following table:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	216	$26.29
Granted	1,046	18.81
Exercised	(3)	14.57
Forfeited / expired	(45)	22.07
Outstanding at September 30, 2008	1,214	20.03	8.64	$—

Exercisable at September 30, 2008	194	25.68	3.76	$—

The total intrinsic value of options exercised during the nine months ended September 30, 2008 was not material.

10.	Earnings Per Share

Dilutive securities, consisting of options to purchase our common stock or rights to receive common stock in the future, included in the calculation of diluted weighted average common shares were 689,000 and 688,000 for the three and nine months ended September 30, 2007. In addition, dilutive securities related to our net share settle contingent convertible notes were 177,000 for the three and nine months ended September 30, 2007. Given our net loss for the three and nine months ended September 30, 2008, there are no dilutive Securities for that period.

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

Antidilutive options and share units were 2,356,000 for the three and nine months ended September 30, 2008, and 23,000 for the three and nine months ended September 30, 2007.

Antidilutive convertible senior note conversion shares were 13,928,000 and 15,028,000 for the three and nine months ended September 30, 2008, and 849,000 and 2,800,000 for the three and nine months ended September 30, 2007, respectively.

11.	Business Segments

We report financial and descriptive information about our reportable operating segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We evaluate performance primarily on adjusted operating income and return on capital.

During the second quarter 2008, we modified our internal reporting process and in turn, reassessed our segment reporting. As a result of this process, we now report four operating segments as compared to three segments before the change. The revised segment reporting is reflected throughout this report for all periods presented. Historical amounts are presented in a manner that is consistent with the revised segment reporting.

We have four reportable segments, which are strategic business units that offer complementary transportation services to their customers. National Transportation includes networks that provide comprehensive regional, national and international transportation services. Regional Transportation is comprised of carriers that focus primarily on business opportunities in the regional and next-day delivery markets. YRC Logistics provides domestic and international freight forwarding, warehousing, cross-dock services, multi-modal brokerage services and transportation management services. Truckload, our new segment previously included in the Regional Transportation segment, consists of Glen Moore, a domestic truckload carrier.

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

The following table summarizes our operations by business segment:

(in millions)	National Transportation	Regional Transportation	YRC Logistics	Truckload	Corporate/ Eliminations	Consolidated
As of September 30, 2008
Identifiable assets	$2,606.8	$1,240.0	$311.0	$69.9	$(68.1)	$4,159.6

As of December 31, 2007
Identifiable assets	3,139.1	1,424.0	426.4	80.9	(7.8)	5,062.6

Three months ended September 30, 2008
External revenue	1,693.3	509.3	155.6	22.1	—	2,380.3
Intersegment revenue	0.4	0.2	9.7	11.2	(21.5)	—
Operating income (loss)	(573.6)	(88.0)	(90.6)	(1.4)	(3.0)	(756.6)

Three months ended September 30, 2007
External revenue	1,708.4	580.1	148.9	20.3	—	2,457.7
Intersegment revenue	0.6	—	4.0	5.8	(10.4)	—
Operating income (loss)	90.4	0.5	4.2	(1.8)	(5.6)	87.7

Nine months ended September 30, 2008
External revenue	4,944.8	1,555.1	446.5	65.2	—	7,011.6
Intersegment revenue	1.6	0.4	28.4	25.2	(55.6)	—
Operating income (loss)	(506.3)	(123.5)	(89.8)	(10.4)	(8.8)	(738.8)

Nine months ended September 30, 2007
External revenue	5,018.3	1,735.8	449.4	69.1	—	7,272.6
Intersegment revenue	2.6	—	11.5	18.3	(32.4)	—
Operating income (loss)	216.3	10.8	4.7	(2.2)	(13.1)	216.5

12.	Comprehensive Income

Comprehensive income for the three and nine months ended September 30 follows:

	Three Months		Nine Months
(in millions)	2008	2007	2008	2007
Net income (loss)	$(720.4)	$40.7	$(730.0)	$97.4
Other comprehensive income, net of tax:
Pension:
Net prior service cost	—	0.1	0.4	0.6
Net actuarial gains	—	1.1	0.4	3.5
Curtailment adjustment	15.9	—	12.7	—
Changes in foreign currency translation adjustments	(3.4)	5.4	(3.7)	14.4

Other comprehensive income	12.5	6.6	9.8	18.5

Comprehensive income (loss)	$(707.9)	$47.3	$(720.2)	$115.9

13.	Recent Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This standard reorganizes the GAAP hierarchy to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. Management is currently evaluating the impact, if any, this new standard may have on our consolidated financial position, results of operations, or cash flows.

14.	Commitments and Contingencies

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

15.	Subsequent Events

In October 2008, we exchanged 1.7 million shares of common stock previously held in treasury for $13.2 million principal amount of our outstanding 5% net share settled contingent convertible senior notes due 2023. Based on the closing price of our common stock on the exchange dates, we recognized a pre-tax gain of approximately $5.3 million related to the exchanges.

In November 2008, we redeemed the $225 million principal amount 8.25% Roadway senior notes due December 1, 2008 and the $100 million principal amount 6.5% USF senior notes due May 1, 2009 resulting in a pre-tax loss on redemption of $3.0 million. We utilized available funding under our Credit Facility to redeem these notes.

16.	Guarantees of the Contingent Convertible Senior Notes

In August 2003, YRC Worldwide issued 5.0% contingent convertible senior notes due 2023. In November 2003, we issued 3.375% contingent convertible senior notes due 2023. In December 2004, we completed exchange offers pursuant to which holders of the contingent convertible senior notes could exchange their notes for an equal amount of new net share settled contingent convertible senior notes. Substantially all notes were exchanged as part of the exchange offers. In connection with the net share settled contingent convertible senior notes, the following 100% owned subsidiaries of YRC Worldwide have issued guarantees in favor of the holders of the net share settled contingent convertible senior notes: YRC Inc., YRC Worldwide Technologies, Inc., YRC Logistics, Inc., YRC Logistics Global, LLC, Globe.com Lines, Inc., Roadway LLC, and Roadway Next Day Corporation. Each of the guarantees is full and unconditional and joint and several.

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

The following represents condensed consolidating financial information as of September 30, 2008 and December 31, 2007 with respect to the financial position, for the three and nine months ended September 30, 2008 and 2007 for results of operations and for the nine months ended September 30, 2008 and 2007 for the statement of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the contingent convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

September 30, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$61	$13	$29	$—	$103
Intercompany advances receivable	—	(89)	89	—	—
Accounts receivable, net	3	(29)	1,128	(7)	1,095
Prepaid expenses and other	23	132	64	—	219

Total current assets	87	27	1,310	(7)	1,417
Property and equipment	—	2,954	1,074	—	4,028
Less – accumulated depreciation	—	(1,517)	(276)	—	(1,793)

Net property and equipment	—	1,437	798	—	2,235
Investment in subsidiaries	3,274	93	203	(3,570)	—
Receivable from affiliate	(1,036)	580	456	—	—
Goodwill, intangibles and other assets	268	346	244	(350)	508

Total assets	$2,593	$2,483	$3,011	$(3,927)	$4,160

Intercompany advances payable	$308	$(316)	$212	$(204)	$—
Accounts payable	19	227	99	(2)	343
Wages, vacations and employees’ benefits	20	306	102	—	428
Other current and accrued liabilities	53	165	175	(1)	392
Asset-backed securitization borrowings	—	—	142	—	142
Current maturities of long-term debt	—	4	—	—	4

Total current liabilities	400	386	730	(207)	1,309
Payable to affiliate	(107)	34	223	(150)	—
Long-term debt, less current portion	550	232	256	—	1,038
Deferred income taxes, net	19	305	165	—	489
Pension and postretirement	73	—	—	—	73
Claims and other liabilities	96	2	250	—	348
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity	1,562	1,524	1,387	(3,570)	903

Total liabilities and shareholders’ equity	$2,593	$2,483	$3,011	$(3,927)	$4,160

December 31, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$26	$15	$17	$—	$58
Intercompany advances receivable	—	(65)	65	—	—
Accounts receivable, net	3	(25)	1,101	(5)	1,074
Prepaid expenses and other	76	99	71	—	246

Total current assets	105	24	1,254	(5)	1,378
Property and equipment	1	2,967	1,116	—	4,084
Less – accumulated depreciation	(1)	(1,468)	(235)	—	(1,704)

Net property and equipment	—	1,499	881	—	2,380
Investment in subsidiaries	3,280	93	203	(3,576)	—
Receivable from affiliate	(898)	488	410	—	—
Goodwill, intangibles and other assets	258	985	412	(350)	1,305

Total assets	$2,745	$3,089	$3,160	$(3,931)	$5,063

Intercompany advances payable	$342	$(294)	$157	$(205)	$—
Accounts payable	12	264	112	—	388
Wages, vacations and employees’ benefits	29	285	112	—	426
Other current and accrued liabilities	52	149	169	—	370
Asset backed securitization borrowings	—	—	180	—	180
Current maturities of long-term debt	—	232	—	—	232

Total current liabilities	435	636	730	(205)	1,596
Payable to affiliate	(117)	44	223	(150)	—
Long-term debt, less current portion	554	7	261	—	822
Deferred income taxes, net	19	307	196	—	522
Pension and postretirement	180	—	—	—	180
Claims and other liabilities	84	3	244	—	331
Commitments and contingencies
Shareholders’ equity	1,590	2,092	1,506	(3,576)	1,612

Total liabilities and shareholders’ equity	$2,745	$3,089	$3,160	$(3,931)	$5,063

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,678	$737	$(35)	$2,380

Operating expenses:
Salaries, wages and employees’ benefits	6	876	428	—	1,310
Operating expenses and supplies	(4)	369	173	—	538
Purchased transportation	—	229	109	(35)	303
Depreciation and amortization	—	44	24	—	68
Other operating expenses	—	73	30	—	103
(Gains) on property disposals, net	—	(5)	(10)	—	(15)
Reorganization and settlements	—	5	2	—	7
Impairment charges	—	634	189	—	823

Total operating expenses	2	2,225	945	(35)	3,137

Operating income (loss)	(2)	(547)	(208)	—	(757)

Nonoperating (income) expenses:
Interest expense	7	5	8	—	20
Other, net	5	53	(59)	—	(1)

Nonoperating (income) expenses, net	12	58	(51)	—	19

Income (loss) before income taxes	(14)	(605)	(157)	—	(776)
Income tax provision	11	(32)	(34)	—	(55)

Net income (loss)	$(25)	$(573)	$(123)	$—	$(721)

For the three months ended September 30, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$10	$2,076	$460	$(88)	$2,458
Operating expenses:
Salaries, wages and employees’ benefits	8	1,193	246	—	1,447
Operating expenses and supplies	6	413	121	(76)	464
Purchased transportation	—	218	87	(18)	287
Depreciation and amortization	—	48	14	—	62
Other operating expenses	—	93	16	—	109
Losses on property disposals, net	—	1	—	—	1
Reorganization and settlements	—	—	—	—	—

Total operating expenses	14	1,966	484	(94)	2,370

Operating income (loss)	(4)	110	(24)	6	88

Nonoperating (income) expenses:
Interest expense	9	9	5	—	23
Other, net	6	53	(59)	1	1

Nonoperating (income) expenses, net	15	62	(54)	1	24

Income (loss) before income taxes	(19)	48	30	5	64
Income tax provision (benefit)	(5)	17	12	(1)	23

Net income (loss)	$(14)	$31	$18	$6	$41

For the nine months ended September 30, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$4,888	$2,179	$(55)	$7,012
Operating expenses:
Salaries, wages and employees’ benefits	23	2,651	1,321	—	3,995
Operating expenses and supplies	(14)	1,064	513	—	1,563
Purchased transportation	—	614	280	(55)	839
Depreciation and amortization	—	122	73	—	195
Other operating expenses	—	223	99	—	322
(Gains) losses on property disposals, net	—	(1)	(8)	—	(9)
Reorganization and settlements	—	7	16	—	23
Impairment charges	—	634	189	—	823

Total operating expenses	9	5,314	2,483	(55)	7,751

Operating income (loss)	(9)	(426)	(304)	—	(739)

Nonoperating (income) expenses:
Interest expense	22	14	21	—	57
Other, net	15	157	(177)	—	(5)

Nonoperating (income) expenses, net	37	171	(156)	—	52

Income (loss) before income taxes	(46)	(597)	(148)	—	(791)
Income tax provision (benefit)	6	(33)	(34)	—	(61)

Net income (loss)	$(52)	$(564)	$(114)	$—	$(730)

For the nine months ended September 30, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$34	$6,165	$1,345	$(272)	$7,272
Operating expenses:
Salaries, wages and employees’ benefits	28	3,565	741	—	4,334
Operating expenses and supplies	21	1,228	372	(246)	1,375
Purchased transportation	—	624	215	(28)	811
Depreciation and amortization	—	140	42	—	182
Other operating expenses	—	286	53	—	339
(Gains) losses on property disposals, net	—	(3)	4	—	1
Reorganization and settlements	4	7	3	—	14

Total operating expenses	53	5,847	1,430	(274)	7,056

Operating income (loss)	(19)	318	(85)	2	216

Nonoperating (income) expenses:
Interest expense	25	25	15	—	65
Other, net	20	160	(181)	2	1

Nonoperating (income) expenses, net	45	185	(166)	2	66

Income (loss) before income taxes	(64)	133	81	—	150
Income tax provision (benefit)	(18)	45	30	(4)	53

Net income (loss)	$(46)	$88	$51	$4	$97

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$42	$105	$16	$—	$163

Investing activities:
Acquisition of property and equipment	—	(72)	(32)	—	(104)
Proceeds from disposal of property and equipment	—	14	65	—	79
Investment in affiliate	—	—	(34)	—	(34)
Other	—	—	(5)	—	(5)

Net cash used in investing activities	—	(58)	(6)	—	(64)

Financing activities:
Asset-backed securitization borrowings (payments), net	—	—	(38)	—	(38)
Issuance (repayment) of long-term debt, net	(4)	—	(1)	—	(5)
Debt issuance costs	(11)	—	—	—	(11)
Intercompany advances / repayments	8	(49)	41	—	—

Net cash provided by (used in) financing activities	(7)	(49)	2	—	(54)

Net increase (decrease) in cash and cash equivalents	35	(2)	12	—	45
Cash and cash equivalents, beginning of period	26	15	17	—	58

Cash and cash equivalents, end of period	$61	$13	$29	$—	$103

For the nine months ended September 30, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(199)	$442	$(37)	$—	$206

Investing activities:
Acquisition of property and equipment	—	(250)	(63)	—	(313)
Proceeds from disposal of property and equipment	—	15	16	—	31
Other	—	—	(1)	—	(1)

Net cash used in investing activities	—	(235)	(48)	—	(283)

Financing activities:
Asset-backed securitization borrowings (payments), net	—	—	85	—	85
Issuance (repayment) of long-term debt, net	150	—	1	—	151
Debt issuance costs	(1)	—	—	—	(1)
Treasury stock repurchase	(35)	—	—	—	(35)
Proceeds from exercise of stock options	6	—	—	—	6
Intercompany advances / repayments	227	(206)	(21)	—	—

Net cash provided by (used in) financing activities	347	(206)	65	—	206

Net increase (decrease) in cash and cash equivalents	148	1	(20)	—	129
Cash and cash equivalents, beginning of period	20	21	35	—	76

Cash and cash equivalents, end of period	$168	$22	$15	$—	$205

17.	Guarantees of the Senior Notes Due 2010

In connection with the senior notes due 2010 that the Company assumed by virtue of its merger with USF, and in addition to the primary obligor, Regional Transportation (formerly USF Corporation), YRC Worldwide and its following 100% owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2010: USF Sales Corporation, USF Holland Inc., USF Reddaway Inc., USF Glen Moore Inc., YRC Logistics Services, and IMUA Handling Corporation. Each of the guarantees is full and unconditional and joint and several.

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

The following represents condensed consolidating financial information of YRC Worldwide and its subsidiaries as of September 30, 2008 and December 31, 2007 with respect to the financial position, for the three and nine months ended September 30, 2008 and 2007 for results of operations and for the nine months ended September 30, 2008 and 2007 for the statement of cash flows. The primary obligor column presents the financial information of Regional Transportation. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2010 including YRC Worldwide, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheet

September 30, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$65	$38	$—	$103
Intercompany advances receivable	—	(8)	8	—	—
Accounts receivable, net	(21)	6	1,128	(18)	1,095
Prepaid expenses and other	2	65	152	—	219

Total current assets	(19)	128	1,326	(18)	1,417
Property and equipment	—	873	3,155	—	4,028
Less – accumulated depreciation	—	(201)	(1,593)	—	(1,793)

Net property and equipment	—	672	1,562	—	2,235
Investment in subsidiaries	218	3,273	9	(3,499)	—
Receivable from affiliate	509	(1,275)	766	—	—
Goodwill, intangibles and other assets	65	333	461	(351)	508

Total assets	$773	$3,131	$4,124	$(3,868)	$4,160

Intercompany advances payable	$65	$125	$10	$(200)	$—
Accounts payable	(2)	77	279	(11)	343
Wages, vacations and employees’ benefits	—	97	331	—	428
Other current and accrued liabilities	28	81	291	(8)	392
Asset-backed securitization borrowings	—	—	142	—	142
Current maturities of long-term debt	—	—	4	—	4

Total current liabilities	91	380	1,057	(219)	1,309
Payable to affiliate	—	(35)	185	(150)	—
Long-term debt, less current portion	256	550	232	—	1,038
Deferred income taxes, net	20	128	341	—	489
Pension and postretirement	—	73	—	—	73
Claims and other liabilities	1	101	246	—	348
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity	405	1,934	2,063	(3,499)	903

Total liabilities and shareholders’ equity	$773	$3,131	$4,124	$(3,868)	$4,160

December 31, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$29	$29	$—	$58
Intercompany advances receivable	—	(11)	11	—	—
Accounts receivable, net	—	7	1,084	(17)	1,074
Prepaid expenses and other	(5)	153	98	—	246

Total current assets	(5)	178	1,222	(17)	1,378
Property and equipment	2	914	3,168	—	4,084
Less – accumulated depreciation	(2)	(165)	(1,537)	—	(1,704)

Net property and equipment	—	749	1,631	—	2,380
Investment in subsidiaries	218	3,279	9	(3,506)	—
Receivable from affiliate	490	(1,183)	693	—	—
Goodwill, intangibles and other assets	160	373	1,122	(350)	1,305

Total assets	$863	$3,396	$4,677	$(3,873)	$5,063

Intercompany advances payable	$65	$119	$16	$(200)	$—
Accounts payable	9	82	306	(9)	388
Wages, vacations and employees’ benefits	3	114	309	—	426
Other current and accrued liabilities	23	78	277	(8)	370
Asset backed securitization borrowings	—	—	180	—	180
Current maturities of long-term debt	—	—	232	—	232

Total current liabilities	100	393	1,320	(217)	1,596
Payable to affiliate	—	(45)	195	(150)	—
Long-term debt, less current portion	260	555	7	—	822
Deferred income taxes, net	52	127	343	—	522
Pension and postretirement	—	180	—	—	180
Claims and other liabilities	—	85	246	—	331
Commitments and contingencies
Shareholders’ equity	451	2,101	2,566	(3,506)	1,612

Total liabilities and shareholders’ equity	$863	$3,396	$4,677	$(3,873)	$5,063

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$529	$1,874	$(23)	$2,380

Operating expenses:
Salaries, wages and employees’ benefits	(1)	306	1,005	—	1,310
Operating expenses and supplies	(2)	157	383	—	538
Purchased transportation	—	27	299	(23)	303
Depreciation and amortization	2	17	49	—	68
Other operating expenses	—	25	78	—	103
(Gains) on property disposals, net	(1)	(10)	(4)	—	(15)
Reorganization and settlements	1	1	5	—	7
Impairment charges	90	48	685	—	823

Total operating expenses	89	571	2,500	(23)	3,137

Operating income	(89)	(42)	(626)	—	(757)

Nonoperating (income) expenses:
Interest expense	4	7	9	—	20
Other, net	(7)	25	(19)	—	(1)

Nonoperating (income) expenses, net	(3)	32	(10)	—	19

Income (loss) before income taxes	(86)	(74)	(616)	—	(776)
Income tax provision	(32)	11	(34)	—	(55)

Net income (loss)	$(54)	$(85)	$(582)	$—	$(721)

For the three months ended September 30, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$5	$578	$1,963	$(88)	$2,458

Operating expenses:
Salaries, wages and employees’ benefits	3	343	1,101	—	1,447
Operating expenses and supplies	2	156	391	(85)	464
Purchased transportation	—	30	261	(4)	287
Depreciation and amortization	2	17	43	—	62
Other operating expenses	(1)	28	82	—	109
(Gains) on property disposals, net	—	(1)	2	—	1
Reorganization and settlements	—	(3)	3	—	—

Total operating expenses	6	570	1,883	(89)	2,370

Operating income (loss)	(1)	8	80	1	88

Nonoperating (income) expenses:
Interest expense	4	9	10	—	23
Other, net	(12)	29	(17)	1	1

Nonoperating (income) expenses, net	(8)	38	(7)	1	24

Income (loss) before income taxes	7	(30)	87	—	64
Income tax provision (benefit)	3	(10)	31	(1)	23

Net income (loss)	$4	$(20)	$56	$1	$41

For the nine months ended September 30, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,606	$5,449	$(43)	$7,012

Operating expenses:
Salaries, wages and employees’ benefits	2	945	3,048	—	3,995
Operating expenses and supplies	(8)	481	1,091	(1)	1,563
Purchased transportation	—	77	805	(43)	839
Depreciation and amortization	6	52	137	—	195
Other operating expenses	—	85	237	—	322
(Gains) losses on property disposals, net	—	(8)	(1)	—	(9)
Reorganization and settlements	1	13	9	—	23
Impairment charges	90	48	685	—	823

Total operating expenses	91	1,693	6,011	(44)	7,751

Operating income (loss)	(91)	(87)	(562)	1	(739)

Nonoperating (income) expenses:
Interest expense	11	22	24	—	57
Other, net	(24)	76	(58)	1	(5)

Nonoperating (income) expenses, net	(13)	98	(34)	1	52

Income (loss) before income taxes	(78)	(185)	(528)	—	(791)
Income tax provision (benefit)	(32)	6	(35)	—	(61)

Net income (loss)	$(46)	$(191)	$(493)	$—	$(730)

For the nine months ended September 30, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$16	$1,787	$5,737	$(268)	$7,272

Operating expenses:
Salaries, wages and employees’ benefits	7	1,057	3,270	—	4,334
Operating expenses and supplies	4	480	1,147	(256)	1,375
Purchased transportation	—	92	733	(14)	811
Depreciation and amortization	6	50	126	—	182
Other operating expenses	—	97	242	—	339
(Gains) losses on property disposals, net	—	2	(1)	—	1
Reorganization and settlements	—	7	7	—	14

Total operating expenses	17	1,785	5,524	(270)	7,056

Operating income (loss)	(1)	2	213	2	216

Nonoperating (income) expenses:
Interest expense	12	25	28	—	65
Other, net	(32)	93	(62)	2	1

Nonoperating (income) expenses, net	(20)	118	(34)	2	66

Income (loss) before income taxes	19	(116)	247	—	150
Income tax provision (benefit)	7	(38)	88	(4)	53

Net income (loss)	$12	$(78)	$159	$4	$97

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$5	$25	$133	$—	$163

Investing activities:
Acquisition of property and equipment	—	(26)	(78)	—	(104)
Proceeds from disposal of property and equipment	—	64	15	—	79
Investment in affiliate	—	—	(34)	—	(34)
Other	—	—	(5)	—	(5)

Net cash provided by (used in) investing activities	—	38	(102)	—	(64)

Financing activities:
Asset backed securitization borrowings (payments), net	—	—	(38)	—	(38)
Issuance (repayment) of long-term debt, net	—	(4)	(1)	—	(5)
Debt issuance costs	—	(11)	—	—	(11)
Intercompany advances / repayments	(5)	(12)	17	—	—

Net cash used in financing activities	(5)	(27)	(22)	—	(54)

Net increase in cash and cash equivalents	—	36	9	—	45
Cash and cash equivalents, beginning of period	—	29	29	—	58

Cash and cash equivalents, end of period	$—	$65	$38	$—	$103

For the nine months ended September 30, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$33	$(165)	$338	$—	$206

Investing activities:
Acquisition of property and equipment	—	(77)	(236)	—	(313)
Proceeds from disposal of property and equipment	—	—	31	—	31
Other	—	—	(1)	—	(1)

Net cash used in investing activities	—	(77)	(206)	—	(283)

Financing activities:
Asset backed securitization borrowings (payments), net	—	—	85	—	85
Issuance (repayment) of long-term debt, net	—	150	1	—	151
Debt issuance costs	—	(1)	—	—	(1)
Treasury stock repurchase	—	(35)	—	—	(35)
Proceeds from exercise of stock options	—	6	—	—	6
Intercompany advances / repayments	(33)	268	(235)	—	—

Net cash provided by (used in) financing activities	(33)	388	(149)	—	206

Net increase (decrease) in cash and cash equivalents	—	146	(17)	—	129
Cash and cash equivalents, beginning of period	—	23	53	—	76

Cash and cash equivalents, end of period	$—	$169	$36	$—	$205

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of YRC Worldwide Inc. (also referred to as “YRC Worldwide,” “we” or “our”). MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or include the words “should,” “could,” “would,” “will,” “may,” “expect,” “believe,” “estimate” or similar expressions. Our actual results could differ materially from those projected by these forward-looking statements due to a number of factors, including (without limitation), inflation, inclement weather, price and availability of fuel, sudden changes in the cost of fuel or the index upon which the Company bases its fuel surcharge, competitor pricing activity, expense volatility, including (without limitation) expense volatility due to changes in rail service or pricing for rail service, ability to capture cost reductions, including (without limitation) those cost reduction opportunities arising from the combination of the sales, operations and networks of Yellow Transportation and Roadway, changes in equity and debt markets, a downturn in general or regional economic activity, effects of a terrorist attack, labor relations, including (without limitation), the impact of work rules, work stoppages, strikes or other disruptions, any obligations to multi-employer health, welfare and pension plans, wage requirements and employee satisfaction, and the risk factors that are from time to time included in the Company’s reports filed with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

This section focuses on the highlights and significant items that impacted our operating results during the third quarter of 2008. We have presented a discussion regarding the operating results of each of our four operating segments: National Transportation, Regional Transportation, YRC Logistics and Truckload.

Prior to the second quarter of 2008, our Truckload results, consisting of Glen Moore, were included in the Regional Transportation segment as a significant portion of Glen Moore’s revenue was related to moving shipments between Regional Transportation less-than-truckload (“LTL”) sister companies. Beginning in the second quarter 2008, our focus has shifted to providing more comprehensive truckload capabilities directly to shippers as well as providing those services to all YRC Worldwide companies. As a result, we have presented Truckload as a separate segment. Historical amounts are presented in a manner that is consistent with the revised segment reporting.

Overview

During the fourth quarter of 2007, we performed our annual impairment review relative to goodwill and indefinite lived intangible assets (principally tradenames) and concluded that impairment charges were required. Our process of determining fair values included considering inputs such as actual operating performance, current market conditions and our market capitalization and, making assumptions regarding future performance and market conditions among others. During the first three quarters of 2008, our operating performance has continued to decline as compared to prior year and our share price and market capitalization remains depressed as compared to book value. Overall U.S. economic trends are declining as seen in most indices including those applicable to the retail sector, manufacturing, construction and housing. Declining economic activity, evidenced by these trends, negatively impacts the volume of freight we service and the price we receive for our services. These trends coupled with our decreased year over year quarterly earnings along with the decrease in our market capitalization prompted management to conclude indicators of impairment existed at September 30, 2008. We assessed the current fair value of our reporting units and indefinite-lived intangibles based on an income approach using estimation models including a discounted cash flow as well as assumptions related to market multiple of earnings. As a result of this process, we determined the book value of goodwill and certain tradenames was impaired and recorded a charge of $823.1 million during the nine months ended September 30, 2008.

Consolidated Results

Our consolidated results for the three and nine months ended September 30, 2008 include the results of each of the operating segments discussed below together with unallocated corporate expenses. A more detailed discussion of the operating results of our segments is presented below.

The table below provides summary consolidated financial information for the three and nine months ended September 30:

	Three months				Nine months
(in millions)	2008	2007	Percent Change		2008	2007	Percent Change
Operating revenue	$2,380.3	$2,457.7	(3.2)%		$7,011.6	$7,272.6	(3.6)%
Operating income (loss)	(756.6)	87.7	n/m	(a)	(738.8)	216.5	n/m	(a)
Nonoperating expenses, net	19.3	23.7	(18.6)%		52.1	65.8	(20.8)%
Net income (loss)	(720.4)	40.7	n/m	(a)	(730.0)	97.4	n/m	(a)

(a)	Not meaningful.

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Our consolidated operating revenue decreased slightly during the three months ended September 30, 2008 versus the same period in 2007 primarily due to continued weak economic conditions in the United States and the resulting competitive operating environment. In general, pricing or yield increased slightly due to fuel surcharge revenue while overall volumes were down compared to the comparable prior year quarter. The decline in our 2008 operating revenue is also reflective of the closure of 27 service centers in Regional Transportation’s networks.

Consolidated operating revenue includes fuel surcharge revenue. Fuel surcharges are common throughout our industry and represent an amount that we charge to customers that adjusts with changing fuel prices. We base our fuel surcharges on a published national index and adjust them weekly. Rapid material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income versus prior periods as there is a lag in the Company’s adjustment of base rates in response to changes in fuel surcharge. Fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require changes. We believe the distinction between base rates and fuel surcharge has been blurring over time, and it is impractical to clearly separate all the different factors that influence the price that our customers are willing to pay. In general, under our present fuel surcharge program, we believe rising fuel costs are beneficial to us, and falling fuel costs are detrimental to us, in the short term. However, as fuel prices reached record highs during the first half of 2008, we experienced a higher percentage of customers whose increased fuel surcharge revenue did not cover our increased fuel costs. As fuel prices begin to retreat in the third quarter of 2008, a more typical relation returned between fuel cost and fuel surcharge revenue.

Consolidated operating income for the three months ended September 30, 2008 includes non-cash impairment charges of $823.1 million representing a complete writeoff of goodwill associated with our National Transportation segment, the majority of goodwill associated with our YRC Logistics segment and reductions in the tradename values attributed to Roadway and Reimer Express Lines (a part of the National Transportation segment) and USF (a part of the Regional Transportation segment). There were no impairment charges during the three months ended September 30, 2007. Absent this charge, consolidated operating income decreased $21.3 million during the three months ended September 30, 2008 as compared to 2007 and is reflective of decreased operating revenue for our Regional Transportation segment. This revenue reduction impacted our ability to cover our fixed costs and resulted in a significant decline in operating income in the third quarter of 2008 as compared to the third quarter of 2007. Additionally, despite the slight decline in revenue for our National Transportation segment, this segment experienced a much greater decline in operating income during the three months ended September 30, 2008. The decline in consolidated operating income in 2008 is attributable to erosion in base pricing and higher labor rates in our National Transportation and our Regional Transportation segments as well as a challenging economy and tough competitive environment. Our asset based companies experienced significantly higher fuel costs in 2008 as compared to 2007 as reflected in the increase in “Operating expenses and supplies” in the accompanying statements of consolidated operations. These results were partially offset by a $63.3 million curtailment gain, included in “Salaries, wages and employees’ benefits” in the accompanying consolidated statement of operations, related to the freeze of future benefit accruals of our defined benefit plans as of July 1, 2008.

Our consolidated operating income for the three months ended September 30, 2008 included reorganization charges of $7.3 million resulting primarily from restructuring charges incurred at our National Transportation and YRC Logistics segments related to severance costs for changes at certain terminals as we optimize our network in our National Transportation segment and the closure of a YRC Logistics facility in the United Kingdom. Gains and losses on property disposals also impact our operating income. During the three months ended September 30, 2008, we recognized gains on dispositions of property and equipment of $15.5 million as compared to losses on dispositions of property and equipment of $1.4 million during the three months ended September 30, 2007.

Nonoperating expenses consist primarily of interest expense which decreased $2.4 million from 2007 due primarily to overall reduced borrowings for the three months ended September 30, 2008 versus the same period in 2007 resulting in a decrease of interest expense of $3.5 million in the third quarter of 2008 versus the comparable prior period. Additionally, interest expense decreased by $0.1 million in 2008 related to withdrawal liabilities to USF Red Star multi-employer pension plans. USF Red Star was a business that was shut down in 2004. These decreases in interest were offset by increased interest expense of $1.2 million related to uncertain income tax positions during the three months ended September 30, 2008. Nonoperating expenses also include interest income, earnings of joint ventures and the effects of foreign currency gains, which collectively increased $2.0 million during the three months ended September 30, 2008 versus the year ago period.

Our effective tax rate for the three months ended September 30, 2008 was 7.2% compared to 36.3% for the three months ended September 30, 2007. Significant items impacting the 2008 rate include goodwill impairment charges and certain nondeductible expenses partially offset by benefits associated with various state jurisdictions and an alternative fuel tax credit.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Consolidated operating revenue decreased by $261.0 million during the nine months ended September 30, 2008 as compared to the same period in 2007, which is reflective of decreased revenue at all of our operating companies with the exception of YRC Logistics whose revenue was slightly greater than the same period in 2007. We believe the general economy continues to be soft, especially in the tangible goods sector, which directly impacts our ability to grow operating revenue. The decreased operating revenue is a result of lower volumes across the operating companies offset by increased fuel surcharge revenue.

Consolidated operating results for the nine months ended September 30, 2008, includes the impairment charge of $823.1 million previously disclosed. There were no impairment charges during the nine months ended September 30, 2007. Absent this 2008 charge, consolidated operating income decreased by $132.2 million or 61.1% during the nine months ended September 30, 2008 as compared to the same period in 2007. The decrease in consolidated operating income was a result of reduced operating revenue and challenging economic conditions as previously discussed. Additionally, the decline in consolidated operating income is attributable to higher contractual labor rates and negative pricing trends in both our National Transportation and our Regional Transportation segments. Fuel costs increased significantly in the nine months ended September 30, 2008 versus the comparable period in 2007 and are included in “Operating expenses and supplies” in the accompanying statements of consolidated operations. These declines were partially offset by a $97.8 million curtailment gain related to the elimination of postretirement healthcare benefits for certain current and retired Roadway employees and the curtailment of our defined benefit plans effective July 1, 2008. During the nine months ended September 30, 2008 we continued to target cost control initiatives at all of our operating companies which is necessary given the volatility in the domestic markets and the overall tepid consumer spending patterns.

Our consolidated operating income during the first nine months of 2008 was also unfavorably impacted by $22.5 million of reorganization charges. During the first quarter of 2008, we closed 27 service centers in Regional Transportation’s networks. These closures contributed to approximately $12.4 million of the reorganization charges. Regional Transportation has been challenged by the difficult economic conditions, especially in the industrial sector in the Upper Midwest, which has significantly impacted volumes and, operational difficulties associated with the combination of Reddaway and USF Bestway in 2007. During the second quarter of 2008, the benefits of these closures began to materialize, especially within the footprint changes related to the combined Reddaway and USF Bestway area. In addition, we incurred severance charges during 2008 of approximately $10.1 million resulting from continued realignment of our operations. During the nine months ended September 30, 2008, we recognized gains on the sale of property and equipment of $8.9 million compared to losses of $1.6 million on the sale of property and equipment during the nine months ended September 30, 2007.

Nonoperating expenses for the nine months ended September 30, 2008 decreased $13.6 million from the nine months ended September 30, 2007. Lower borrowings in 2008 resulted in decreased interest expense of $8.1 million verses 2007. The 2008 period also reflects decreased interest related to withdrawal liabilities to USF Red Star multi-employer pension plans of $1.5 million offset by additional interest expense of $2.1 million related to uncertain income tax positions. Nonoperating expenses also included interest income, earnings of joint ventures and the effects of foreign currency gains, which collectively increased $6.1 million from 2007.

Our effective tax rate for the nine months ended September 30, 2008 was 7.7% compared to 35.4% for the nine months ended September 30, 2007. Significant items impacting the 2008 rate include goodwill impairment charges and certain nondeductible expenses partially offset by benefits associated with various state jurisdictions and an alternative fuel tax credit.

National Transportation Results

National Transportation represented approximately 71% and 70% of our consolidated revenue in the third quarters of 2008 and 2007, respectively, and approximately 71% and 69% of our consolidated revenue in the nine months ended September 30, 2008 and 2007, respectively. The table below provides summary financial information for National Transportation for the three and nine months ended September 30:

	Three Months					Nine Months
(in millions)	2008		2007	Percent Change		2008		2007	Percent Change
Operating revenue	$1,693.7		$1,709.0	(0.9)%		$4,946.4		$5,020.9	(1.5)%
Operating income (loss)	(573.6)		90.4	n/m	(a)	(506.3)		216.3	n/m	(a)
Operating ratio	n/m	(a)	94.7%	n/m	(a)	n/m	(a)	95.7%	n/m	(a)

(a)	Not meaningful.

Three months ended September 30, 2008 compared to three months ended September 30, 2007

National Transportation reported third quarter 2008 operating revenue of $1,693.7 million, representing a decrease of $15.3 million or 0.9% from the third quarter of 2007. The two primary components of operating revenue are volume, comprised of the number of shipments and the weight per shipment, and price, usually evaluated on a per hundred weight basis for LTL business. The decline in operating revenue was largely driven by a 9.0% decline in LTL picked up tonnage per day. The tonnage decline is the result of a weak economy. As the economy has weakened, capacity has become more readily available and competition for available shipments has increased. The decline in LTL picked up tonnage per day was made up of a 10.6% decline in LTL shipments per day and a 1.8% increase in LTL weight per shipment.

The decline in LTL tonnage per day was partially offset by a 6.3% increase in LTL revenue per hundred weight. The increase in LTL revenue per hundred weight was the result of higher fuel surcharge revenue associated with substantially higher diesel fuel prices in the third quarter of 2008 compared to the prior year quarter.

Operating loss for the three months ended September 30, 2008 included a non-cash charge of $635.9 million relating to the impairment of goodwill and tradenames of Roadway and Reimer Express Lines, both a part of National Transportation. Absent this charge, operating income for National Transportation was $62.3 million in the third quarter of 2008 representing a decline of $28.1 million or 31.1% compared to the prior year quarter. Revenue was lower by $15.3 million while total operating costs increased by $12.8 million. The cost increase consisted of higher operating expenses and supplies of $67.3 million (primarily higher fuel costs), higher purchased transportation costs of $26.2 million, and higher reorganization and settlement costs of $4.3 million. These increases were mostly offset by lower salaries, wages and benefits of $82.7 million (which includes a pension curtailment gain) and higher property disposal gains of $4.8 million. A more detailed discussion of each change follows.

Fuel and oil costs are a major component of operating expenses and supplies and were 47.4% higher than the prior year quarter due mostly to a substantial increase in the cost of diesel fuel. The diesel fuel index, a measure of average diesel costs across the nation, decreased throughout the quarter from record levels in July 2008. As discussed, our fuel surcharge revenue program serves to mitigate the effect of these increases on our overall operating performance.

The increase in purchased transportation is primarily due to higher rail costs resulting from higher fuel surcharges that railroads charge us. We were able to minimize the impact of higher rail costs by utilizing our sister company Glen Moore for truckload moves that were previously run on more expensive rail lanes.

The reorganization and settlement costs relate to severance incurred during the third quarter of 2008 from headcount reductions in our non-union workforce.

The decline in salaries, wages and benefits was due partly to a decline in hourly wages and benefits of $16.7 million or 2.0% resulting from lower volume and partially offset by the annual contractual wage and benefit increases that went into effect April 1, 2008 and August 1, 2008, respectively. Additionally, salary and benefits includes a gain of $61.1 million associated with a curtailment of the defined benefit retirement plans effective July 1, 2008. Non-union headcount reductions have also contributed to lower salaries and benefits during the current quarter.

The gain on disposal of property was $5.4 million in the third quarter of 2008 compared to a gain of $0.6 million in the third quarter of 2007. While the effects of real estate sales are not generally consistent from period to period, these transactions are considered routine.

In October 2008, Yellow Transportation and Roadway merged and changed the name of the surviving entity to YRC Inc. The intention of management is to integrate the operations of both companies into one network while continuing to support both brands. Though we can provide no assurance of success, the network integration is expected to have a significant favorable impact on our costs and service levels due to a substantial improvement in freight density. Although many activities are underway, the integration process is expected to be completed over several months.

Our expectations regarding the impact of the integration of the Yellow Transportation and Roadway networks are only our expectations regarding the integration. The actual impact of the integration on our costs and service levels could differ based on a number of factors, including (among others) the risk factors identified in the first paragraph of Item 2 in this Quarterly Report on Form 10-Q, the ability to identify and implement cost reductions, the success of our operating plans, the need to spend additional capital to implement cost reduction opportunities, including (without limitation) to terminate, amend or renegotiate prior contractual commitments, the accuracy of our estimates of our spending requirements, changes in our strategic direction and the need to replace any unanticipated losses in capital assets.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

National Transportation revenue decreased $74.5 million or 1.5% in the nine months ended September 30, 2008 versus the same period in 2007. The decline in operating revenue was largely driven by an 8.0% decline in total picked up tonnage, with truckload tonnage down 4.4% and LTL tonnage down 8.8%. As discussed in the quarterly results, these tonnage declines are primarily the result of a slowing economy. Additionally, we believe certain customers diverted some shipments to nonunion carriers while we were finalizing our new contract with the union in early 2008. The decline in LTL tonnage was made up of a 9.4% decrease in LTL shipments and a 0.7% increase in LTL weight per shipment. The decline in shipments and weight was mostly offset by an increase of 7.0% in LTL revenue per hundred weight resulting from higher fuel surcharge revenue.

Operating loss for National Transportation for the nine months ended September 30, 2008, includes the impairment charges of $635.9 million previously discussed. There were no impairment charges during the nines months ended September 30, 2007. Absent this charge, operating income for National Transportation decreased $86.7 million or 40.1% in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The decrease was primarily a result of lower revenue of $74.5 million, higher operating expenses and supplies of $168.5 million and higher purchased transportation of $60.2 million, partially offset by lower salary, wages and benefits of $225.0 million including curtailment gains.

Operating expenses and supplies were higher due mostly to the increase in fuel costs. In the first nine months of 2008, fuel and oil costs were 44.1% higher than the comparable period in the prior year.

Purchased transportation was higher due mostly to increased motor carrier and rail costs combined with a change in administering certain intercompany transactions. Effective July 2007, we began recording both revenue and intercompany expense, primarily purchased transportation, for transactions YRC Logistics serviced that we otherwise could not service within our network. We also pay a transaction fee to YRC Logistics that is included in purchased transportation. Previously, YRC Logistics recorded the revenue and purchased transportation. This change does not affect the consolidated financial statements of YRC Worldwide.

The decline in salaries, wages and benefits during the nine months ended September 30, 2008 was due mostly to lower hourly wages and benefits of $105.6 million and lower salaries and benefits of $122.6 million. Hourly wages and benefits declined as a result of lower volume but were partially offset by contractual wage and benefit increases effective April 1, 2008 and August 1, 2008, respectively. Salaries and benefits include curtailment gains of $95.5 million in the second and third quarters of 2008 and headcount reductions as discussed above.

The gain on disposal of property was $1.2 million in the nine months ended September 30, 2008 compared to a gain of $5.0 million in the comparable prior year period.

The combination of the management structures of Yellow Transportation and Roadway to form National Transportation in the first quarter of 2007 resulted in reorganization costs, primarily severance, of $6.1 million. During the first nine months of 2008, severance costs associated with headcount reductions including certain management changes were $6.4 million.

Regional Transportation Results

Regional Transportation represented approximately 21% and 24% of our consolidated revenue in the third quarters of 2008 and 2007, respectively and 22% and 24% in the nine months ended September 30, 2008 and 2007, respectively. The table below provides summary financial information for Regional Transportation for the three and nine months ended September 30:

	Three months					Nine months
(in millions)	2008		2007	Percent Change		2008		2007	Percent Change
Operating revenue	$509.5		$580.1	(12.2)%		$1,555.5		$1,735.8	(10.4)%
Operating income	(88.0)		0.5	n/m	(a)	(123.5)		10.8	n/m	(a)
Operating ratio	n/m	(a)	99.9%	n/m	(a)	n/m	(a)	99.4%	n/m	(a)

(a)	Not meaningful.

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Regional Transportation reported operating revenue of $509.5 million for the quarter ended September 30, 2008, representing a decrease of $70.6 million, or 12.2% from the quarter ended September 30, 2007. The decreased operating revenue was driven by lower business volumes, partially offset by improved pricing including improved fuel surcharge revenue. Total shipments were down 16.9% during the third quarter 2008 versus the comparable year ago period. Total weight per shipment was 1.4% higher during the third quarter 2008 than the comparable 2007 quarter, although LTL weight per shipment was down 0.3%. Shipment volumes during the three months ended September 30, 2008 were negatively impacted by a continued weak economy and the closure of six service centers at Holland and 21 service centers at Reddaway in mid-February.

LTL revenue per hundred weight increased 5.3% in the third quarter 2008 as compared to the third quarter 2007, primarily due to higher fuel surcharge revenue associated with higher diesel fuel prices. Additionally, a meaningful portion of our regional network is concentrated in the Upper Midwest where business levels and pricing negotiations have been especially difficult due to the economic challenges in this geographic area.

Operating loss for Regional Transportation for the three months ended September 30, 2008 includes an impairment charge of $89.7 million related to the reduction in fair value of the USF tradename. We continue to incorporate all business units in our master branding strategy and have elected to discontinue the use of the USF name in marketing efforts. There was no comparable charge during the three months ended September 30, 2007. Absent this charge, operating income was $1.6 million, an increase of $1.1 million from the third quarter of 2007, consisting of a $70.6 million decline in revenue and a $71.7 million decrease in operating expenses. Regional Transportation has reduced most operating expenses in proportion to lower business volumes. Expense decreases during the third quarter of 2008 compared to the third quarter of 2007 were primarily in salaries, wages and benefits of $53.1 million, purchased transportation of $6.8 million, other operating expenses of $6.5 million, gains and losses on property disposals of $3.7 million and reorganizations and settlements of $1.0 million.

Salaries, wages and benefits expense decreased 14.3% during the third quarter of 2008 compared to the year ago period reflecting lower employee levels and improved productivity, partly offset by higher workers’ compensation costs as a result of favorable adjustments in the third quarter of 2007. Purchased transportation was 22.4% lower due to lower business volumes and the in-sourcing of certain linehaul transportation from third-party providers. Operating expenses and supplies were flat with the third quarter of 2007, but represented lower maintenance, facility, travel and uncollectible revenue costs offset by higher fuel costs during the quarter ended September 30, 2008. Lower business volumes, effective cost management and terminal closures in early 2008 contributed to the cost reductions. Other operating expenses were 20.7% lower mainly in the areas of operating taxes, licenses and insurance primarily due to lower business volumes. Property disposals resulted in a gain of $3.8 million in the third quarter of 2008 compared to a gain of $0.1 million in the third quarter of 2007, primarily due to the sale of four terminal facilities in 2008. Reorganization costs were $1.0 million lower in the third quarter of 2008 versus the same period in 2007 and represent costs in 2007 to consolidate terminals in Reddaway’s California network.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Regional Transportation reported operating revenue of $1,555.5 million for the nine months ended September 30, 2008, representing a decrease of $180.3 million, or 10.4% from the nine months ended September 30, 2007. The decreased operating revenue was driven by lower business volumes, partially offset by improved pricing or yield. Total shipments were down 15.0%, or 14.6% per day during 2008. Total weight per shipment was 0.5% higher during the nine months ended September 30, 2008 than the comparable prior period, although LTL weight per shipment was down 0.5%. Shipment volumes were negatively impacted by a continued weak economy and the closure of service centers as discussed above.

LTL revenue per hundred weight increased 5.6% in the first nine months of 2008 as compared to the first nine months of 2007, primarily due to higher fuel surcharge revenue associated with higher diesel fuel prices. Offsetting the benefit of higher fuel surcharge revenue were certain price concessions as a meaningful portion of our regional network is concentrated in the Upper Midwest where pricing negotiations have been especially difficult due to the economic challenges in this geographic area.

As previously discussed, Regional Transportation’s results for the nine months ended September 30, 2008, included an impairment charge of $89.7 million related to the reduction in fair value of the USF tradename. Absent this charge, the operating loss for Regional Transportation was $33.8 million for the nine months ended September 30, 2008, versus operating income of $10.8 million for the first nine months of 2007, resulting from a $180.3 million decline in revenue and a $135.7 million decrease in operating expenses. Regional Transportation has reduced most operating expenses in proportion to lower business volumes during 2008. Expense decreases in the first nine months of 2008 were in salaries, wages and benefits of $124.2 million, purchased transportation of $15.3 million, other operating expenses of $15.8 million and gains and losses on property disposals of $3.2 million. Expense increases in the first nine months of 2008 were in operating expenses and supplies of $16.9 million and reorganizations and settlements of $6.1 million.

Salaries, wages and benefits expense decreased 11.3% during the nine months ended September 30, 2008, reflecting lower employee levels and improved productivity, partly offset by higher workers’ compensation costs as a result of favorable adjustments in the first nine months of 2007. Purchased transportation was 17.4% lower due to lower business volumes and the in-sourcing of certain linehaul transportation from third-party providers. Other operating expenses were 16.0% lower mainly in the areas of operating taxes, licenses and insurance primarily due to lower business volumes. Property disposals resulted in a gain of $2.8 million in the first nine months of 2008 compared to a loss of $0.3 million in the third quarter of 2007, primarily due to the sale of terminal facilities in 2008.

Operating expenses and supplies were 4.5% higher during the nine months ended September 30, 2008 primarily due to higher fuel costs, partially offset by lower maintenance, facility, travel and uncollectible revenue costs as a result of lower business volumes, effective cost management and terminal closures in 2008. Reorganization costs were higher in 2008 due to the overall size and amount of impacted facilities and employees for the relative reorganizations in each year.

YRC Logistics Results

YRC Logistics represented approximately 7% and 6% of our consolidated revenue in the third quarter of 2008 and 2007, respectively, as well as in the nine months ended September 30, 2008 and 2007, respectively. The table below provides summary financial information for YRC Logistics for the three and nine months ended September 30:

	Three months					Nine months
(in millions)	2008		2007	Percent Change		2008		2007	Percent Change
Operating revenue	$165.3		$152.9	8.1%		$474.9		$460.9	3.0%
Operating (loss)	(90.6)		4.2	n/m	(a)	(89.8)		4.7	n/m	(a)
Operating ratio	n/m	(a)	97.3%	n/m	(a)	n/m	(a)	99.0%	n/m	(a)

(a)	Not meaningful.

Three months ended September 30, 2008 compared to three months ended September 30, 2007

In the third quarter of 2008, YRC Logistics revenue increased by $12.4 million or 8.1% compared to the same period in 2007. Customer growth and increased volumes drove revenue increases of $4.5 million, $3.5 million and $3.1 million in global services, dedicated fleet and transportation services, respectively. Increases in these services were partially offset by shrinking volumes in distribution services caused by weakening economic conditions in the retail sector and YRC Logistics decision to exit its domestic ocean service offering in July 2008.

Operating loss for the three months ended September 30, 2008 includes an impairment charge related to the reduction in fair value of the YRC Logistics reporting unit resulting in a write off of goodwill of $97.5 million. There was no comparable charge in the three months ended September 30, 2007. Absent this charge, operating income increased by $2.8 million from $4.2 million in the third quarter of 2007 to $7.0 million in the third quarter of 2008. During the three months ended September 30, 2008, YRC Logistics exited a warehousing contract in the United Kingdom and its domestic ocean service offering along with other restructuring and severance charges resulting in $2.1 million of expense. These charges were offset by a $6.2 million gain from the sale of YRC Logistics property during the quarter ended September 30, 2008. Similar items in 2007 resulted in $0.1 million charge for the three months ended September 30, 2007. In the third quarter 2008, YRC Logistics experienced increased provisions for uncollectible accounts of $0.9 million and increased workers compensation expense of $0.6 million compared to the third quarter 2007.

In August 2008, YRC Logistics completed the purchase of a 65% equity interest in Shanghai Jiayu Logistics Co., Ltd. for an initial purchase price of $47.4 million including transaction costs. This investment is accounted for under the equity method of accounting and financial results are recorded one month in arrears.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

YRC Logistics revenue increased by $14.0 million or 3.0% for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Revenue and expense associated with the fulfillment of certain of National Transportation’s domestic forwarding were transferred to National Transportation effective July 2007. The transfer of this revenue resulted in a decrease of revenue of $23.2 million for the nine months ended September 30, 2008 compared to the same period in 2007 with minimal impact on operating income. Excluding this revenue, YRC Logistics revenue increased by $37.2 million or 8.1% driven by customer growth and increased volumes in both global services of $13.2 million and dedicated fleet of $11.6 million. Increases in these services were partially offset by shrinking volumes in distribution services caused by weakening economic conditions in the retail sector and YRC Logistics decision to exit its domestic ocean service offering.

As previously discussed, the nine months ended September 30, 2008, includes a write off of goodwill of $97.5 million with no comparable amount in the nine months ended September 30, 2007. Absent this charge, operating income increased from $4.7 million for the nine months ended September 30, 2007 to $7.8 million for the nine months ended September 30, 2008. Increases in operating income were driven by a $6.1 million gain from the sale of YRC Logistics property in 2008. The first nine months of 2007 included $2.7 million for restructuring, severance and rebranding while the first nine months of 2008 included $2.4 million for similar items. During the nine months ended September 30, 2008, cost increases as compared to the prior period were incurred in fuel costs of $3.1 million, resulting from higher diesel prices, provision for uncollectible accounts of $2.3 million and increased vehicle maintenance expense of $0.6 million. Offsetting these amounts in 2008 were reductions in advertising of $2.2 million as compared to the comparable 2007 period.

Truckload Results

Truckload represented approximately 1% of our consolidated revenue in the third quarter of 2008 and 2007, respectively, as well as in the nine months ended September 30, 2008 and 2007, respectively. The table below provides summary financial information for Truckload for the three and nine months ended September 30:

	Three Months			Nine Months
(in millions)	2008	2007	Percent Change	2008	2007	Percent Change
Operating revenue	$33.3	$26.1	27.8%	$90.4	$87.4	3.4%
Operating loss	(1.4)	(1.8)	19.4%	(10.4)	(2.2)	n/m	(a)
Operating ratio	104.3%	106.8%	(2.5)pp	111.5%	102.6%	8.9pp	(b)

(a)	Not meaningful.
(b)	Percentage points.

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Truckload reported operating revenue of $33.3 million for the quarter ended September 30, 2008, representing an increase of $7.2 million or 27.8% from the quarter ended September 30, 2007. The two primary components of truckload operating revenue are volume, comprised of the miles driven, and price, usually evaluated on a revenue per mile basis. Total miles driven were up 11.1% in the third quarter 2008 as compared to the third quarter 2007 due primarily to higher use by our sister companies within National Transportation as they decrease the use of intermodal rail service in favor of road service partially offset by the soft economy. Revenue per mile increased 15.1% during the third quarter of 2008, primarily due to increased fuel surcharge revenue associated with higher diesel fuel prices.

The operating loss for the third quarter of 2008 was $1.4 million, as compared to an operating loss of $1.8 million from the third quarter of 2007, consisting of a $7.2 million increase in revenue and a $6.8 million increase in operating expenses. Fuel expense was up $5.3 million in the third quarter of 2008 compared to the same period in 2007 due to higher diesel prices and more miles driven. Salaries, wages and benefits was $1.8 million higher in the third quarter of 2008 compared to the same period in 2007 primarily due to the higher miles driven.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Truckload reported operating revenue of $90.4 million for the nine months ended September 30, 2008, representing an increase of $3.0 million or 3.4% from the nine months ended September 30, 2007. Total miles driven decreased 4.9% in the first nine months of 2008 as compared to the first nine months of 2007. Reduced miles are due to the soft economy partly offset by volumes, starting in the second quarter of 2008, from our sister companies within National Transportation as they decrease the use of intermodal rail service in favor of road service. Revenue per mile increased 8.8% during the nine months ended September 30, 2008, primarily due to increased fuel surcharge revenue associated with higher diesel fuel prices.

The operating loss for the nine months ended September 30, 2008 was $10.4 million, as compared to an operating loss of $2.2 million for the first nine months of 2007, consisting of a $3.0 million increase in revenue and a $11.2 million increase in operating expenses. Fuel expense increased $10.9 million due to higher diesel prices in 2008, partially offset by fewer miles driven versus 2007. Depreciation was $1.1 million higher in the first nine months of 2008 compared to the same period in 2007 due to the impact of newer equipment. Loss on property disposals was $1.1 million lower in the first nine months of 2008 compared to the same period in 2007.

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

On April 18, 2008, we also renewed our ABS facility. The renewed facility will expire on April 16, 2009, at which time we intend and expect to renew the facility for an additional 364 day period. The renewed facility reduced the financing limit available under the ABS facility from $700 million to $600 million, reduced the letters of credit sublimit from $325 million to $125 million, and modified certain covenants and pricing as more fully described in the Notes to the Consolidated Financial Statements. We expect interest expense to increase up to $4.0 million annually with this renewal. The ABS facility is secured by the accounts receivable of the following subsidiaries of the Company: YRC Inc.; USF Holland Inc.; and USF Reddaway Inc.

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

The following table provides details of the outstanding components and available unused capacity under the revolving credit facility and ABS facility at each period end:

(in millions)	September 30, 2008	December 31, 2007
Capacity:
Revolving loan	$950.0	$950.0
ABS facility	600.0	700.0

Total capacity	1,550.0	1,650.0

Amounts outstanding:
Revolving loan	—	(5.1)
Letters of credit	(457.3)	(473.2)
ABS facility	(142.0)	(180.0)
ABS usage for captive insurance company (see below)	(245.0)	(201.4)

Total outstanding	(844.3)	(859.7)

Available unused capacity	$705.7	$790.3

As shown above, the ABS facility permits borrowings of up to $600 million based on qualifying accounts receivable of the Company. However, at September 30, 2008 our underlying accounts receivable supported total capacity under the ABS facility of $592.8 million. Considering this limitation, our unused capacity at September 30, 2008 was $698.5 million.

While the above reflects the stipulated unused capacity per the respective agreements, our borrowing ability is further restricted by our performance covenants, specifically the leverage ratio, that limits total outstanding indebtedness for the first three quarters of 2008 to 3.75 times (and 3.5 times thereafter) our trailing twelve months earnings before interest, taxes, depreciation and amortization or EBITDA, as defined in the Credit Agreement. Given this constraint, total indebtedness could have been increased by $211 million at September 30, 2008 despite the unused capacity reflected above for us to remain in compliance with the leverage ratio covenant under the Credit Agreement. However, during quarterly periods the entire capacity available can be utilized provided that we satisfy the covenant requirement at the measurement date.

YRC Assurance Co. Ltd. (“YRC Assurance”) is the Company’s captive insurance company domiciled in Bermuda and a wholly owned and consolidated subsidiary of YRC Worldwide. YRC Assurance provides insurance services to certain wholly owned subsidiaries of YRC Worldwide. As a part of the structure of YRC Assurance, certain qualifying investments are made by YRC Assurance as defined by Bermuda regulations. These investments can include taking an ownership position in certain receivables that secure our ABS facility. As a result, as shown above, our capacity under the ABS facility is reduced by YRC Assurance’s investment in receivables of $245.0 million and $201.4 million at September 30, 2008 and December 31, 2007, respectively.

Capital Transactions Subsequent to September 30, 2008

In October 2008, we exchanged 1.7 million shares of common stock previously held in treasury for $13.2 million principal amount of our outstanding 5% net share settled contingent convertible senior notes due 2023. Based on the closing price of our common stock on the exchange dates, we recognized a pre-tax gain of approximately $5.3 million related to the exchanges.

In November 2008, we redeemed the $225 million principal amount 8.25% Roadway senior notes due December 1, 2008 and the $100 million principal amount 6.5% USF senior notes due May 1, 2009 resulting in a pre-tax loss on redemption of $3.0 million. We utilized available funding under our credit facility to redeem these notes.

The financing transactions mentioned above were consummated to further our objective to extend maturities to future periods and to reduce overall indebtedness.

The current slowdown in the U.S. economy and the resulting adverse impact to both our freight volume and yield (or price) for our services has caused reductions in our earnings and our liquidity position. We believe that our forecasted operating performance and planned capital structure actions to be sufficient to allow us to remain in compliance with our covenants in our credit and ABS facilities and, in particular, our Total Leverage Ratio covenant (as contained and defined in the credit facility). At September 30, 2008, our Total Leverage Ratio was 3.18x below the maximum Total Leverage Ratio that the credit facility permits of 3.75x Consolidated Indebtedness to Consolidated EBITA (as those terms are defined in the credit facility). Starting with the fourth quarter of 2008 throughout the term of the credit facility, the maximum Total Leverage Ratio that the credit facility permits is 3.5x. However, our belief in remaining in compliance is a forward-looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Our forecasts include significant judgment and significant market risk that may or may not be realized. We believe we have the necessary flexibility available to adequately maintain our compliance with our covenants. This flexibility includes the ability to take one or more of the following actions:

•	further reduce costs

•	continue to repurchase, using currently available cash and liquidity, and extinguish a portion or all of our outstanding bonds that were trading 15% to 35% below par value at September 30, 2008

•

reduce debt and increase our liquidity by strategically pursuing sale leaseback arrangements for certain of our real estate holdings all of which have a book value of $974.1 million at September 30, 2008

•	opportunistically repurchasing additional portions of our outstanding bonds using our common stock

•	increase our liquidity by terminating our captive insurance company that currently restricts our ability to borrow under our ABS facility by $245.0 million at September 30, 2008

•	entering into other capital markets transactions as they may become available to us

However, if we do not execute one or more of these actions, some of which are not entirely within our control, the risk exists that we would not be in compliance with the covenants in the credit and ABS facilities.

Contingent Convertible Notes

The balance sheet classification of our contingently convertible notes between short-term and long-term is dependent upon certain conversion triggers, as defined in the applicable indenture. At September 30, 2008 and December 31, 2007, the conversion triggers had not been met. Accordingly, based on the stated maturity date, this obligation has been classified as a long-term liability on the accompanying balance sheets. The contingent convertible notes include a provision whereby the note holder can require immediate conversion of the notes if, among other reasons, our credit rating assigned by Moody’s is lower than B2 or if our credit rating assigned by S&P is lower than B. Upon the trigger of this particular conversion right and based upon an assumed market price of our stock of $5 per share which approximates the current market price, our aggregate obligation for full satisfaction of the $400 million par value of contingent convertible notes would be cash payments of $46.5 million.

Credit Rating

As of the date of this filing, the credit rating and outlook assigned to us by the three major rating agencies were as follows:

	Corporate/Issuer Rating	Outlook
Fitch	B	Negative
Moody’s	Ba2	Negative
S&P	BB	Negative

Our borrowing costs and collateral requirements under our Credit Agreement are a function of our credit ratings. Our borrowing costs will increase by an amount up to .40% if Moody’s lowers our credit rating to Ba3 or worse or S&P lowers our credit rating to BB- or worse. A credit rating of Ba3 or worse by Moody’s and BB- or worse by S&P will also require us to pledge additional collateral under our Credit Agreement.

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

(in millions)	2008	2007
Net cash from operating activities	$162.8	$205.9
Net property and equipment additions	(25.6)	(281.9)
Proceeds from exercise of stock options	0.1	6.5
Free cash flow (deficit)	$137.3	$(69.5)

Operating cash flows decreased $43.1 million during the nine months ended September 30, 2008 versus the same period in 2007. Cash from operations was impacted by the reduction of general business volumes in 2008 with lower revenue and exponentially larger reduction in operating income.

In the first nine months of 2008, net property and equipment additions decreased by $256.3 million compared to the first nine months of 2007 due to both a strategic decision to reduce overall capital expenditures due in part to the National Transportation integration and in response to reduced volumes and our financing alternative of leasing $83.6 million of revenue equipment during the nine months ended September 30, 2008. We intend to continue leasing revenue equipment under various master lease agreements in the near term. Additional 2008 investing activities include the initial payment of approximately $34 million for a 65% ownership interest in Shanghai Jiayu Logistics Co., Ltd.

During the nine months ended September 30, 2008, net cash used by financing activities was $54.1 million versus cash provided by financing activities of $206.2 million for the nine months ending September 30, 2007. During 2008, we have prioritized overall debt reduction primarily by a reduction in our ABS borrowings of $38.0 million versus a $150 million term loan and $85 million of ABS borrowings in 2007. There were minimal proceeds from stock options during the nine months ended September 30, 2008 versus $6.5 million in the first nine months of 2007.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of September 30, 2008.

Contractual Cash Obligations

		Payments Due By Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Balance sheet obligations: (a)
ABS borrowings	$142.0	$—	$—	$—	$142.0
Long-term debt including interest(b)	55.8	460.0	639.0	—	1,154.8
USF Red Star multi-employer pension withdrawal obligation including interest	1.3	3.5	3.2	0.9	8.9
Off balance sheet obligations:
Operating leases	97.4	139.5	54.8	20.7	312.4
Capital expenditures	50.2				50.2

Total contractual obligations	$346.7	$603.0	$697.0	$21.6	$1,668.3

(a)

Total liabilities for unrecognized tax benefits as of September 30, 2008, were $75.3 million and are classified on the Company’s consolidated balance sheet within “Other Current and Accrued Liabilities”.

(b)

Long-term debt maturities are reflected by contractual maturity for our credit facility. The contingent convertible senior notes are presented based on the earliest possible redemption date defined as the first date on which the note holders have the option to require us to purchase their notes. The Roadway and 2009 USF notes are aligned with the expiration of our credit facility as a result of our November 2008 redemption of these notes using funds borrowed under our credit facility.

During the nine months ended September 30, 2008, we entered into new operating leases for revenue equipment of approximately $83.6 million.

Depending on the financial performance of Jiayu, our 65% equity interest investment, we could be obligated to purchase the remaining 35% in 2010 for an amount not to exceed $36 million. In October 2008, we remitted an additional $11.3 million for the initial purchase of the 65% equity interest in Jiayu totaling $47.4 million.

Based on the current funding position of our defined benefit plans for employees not covered by collective bargaining agreements, no employer contribution will be made during 2008.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Unused line of credit	$109.8	$—	$595.9	$—	$705.7
Letters of credit	457.3	—	—	—	457.3
Surety bonds	151.2	0.1	0.1	—	151.4

Total commercial commitments	$718.3	$0.1	$596.0	$—	$1,314.4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of September 30, 2008.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits

10.1	Omnibus Consent and Amendment No. 1 to Third Amended and Restated Receivables Purchase Agreement, Amendment No. 4 to Receivables Sale Agreement and Amendment No. 1 to Performance Undertaking, dated as of September 25, 2008, among Yellow Transportation, Inc., Roadway Express, Inc., USF Reddaway, Inc. and USF Holland, Inc., as Originators; Yellow Roadway Receivables Funding Corporation, as Seller; YRC Worldwide Inc., as Performance Guarantor; Falcon Asset Securitization Company LLC, Three Pillars Funding LLC and Amsterdam Funding Corporation, as Conduits; YRC Assurance Co. Ltd., as an uncommitted purchaser; the financial institutions party thereto as Committed Purchasers; Wachovia Bank, National Association, as Wachovia Agent and LC Issuer; SunTrust Robinson Humphrey, Inc., as Three Pillars Agent, ABN AMRO Bank, N.V., as Amsterdam Agent, and JPMorgan Chase Bank, N.A., as Falcon Agent and as Administrative Agent.

10.2	YRC Worldwide Inc. Director Compensation Plan

10.3	Amendment No. 4 to Roadway LLC Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 8, 2008, File No. 000-12255).

10.4	Amendment No. 3 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on July 8, 2008, File No. 000-12255).

10.5	Amendment to YRC Worldwide Inc. Supplemental Executive Pension Plan (Effective January 1, 2005) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on July 8, 2008, File No. 000-12255).

10.6	Amendment to YRC Worldwide Inc. Transferred Executives’ Supplemental Retirement Plan (Effective January 1, 2006) (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed on July 8, 2008, File No. 000-12255).

31.1	Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Timothy A. Wicks pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William D. Zollars pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Timothy A. Wicks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC WORLDWIDE INC.
Registrant

Date: November 10, 2008	/s/ William D. Zollars
William D. Zollars
Chairman of the Board of Directors, President & Chief Executive Officer

Date: November 10, 2008	/s/ Timothy A. Wicks
Timothy A. Wicks
Executive Vice President & Chief Financial Officer