Form 10-K
period 2008-12-31
YRC WORLDWIDE INC
filed 2009-03-02
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2008

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

    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant at June 30, 2008, was $847,734,150.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2009
Common Stock, $1 Par Value Per Share	59,334,300 shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Form 10-K:

1)	Proxy Statement related to the 2009 Annual Meeting of Stockholders - Part III

YRC Worldwide Inc.

Form 10-K

Year Ended December 31, 2008

This entire annual report, including (among other items) “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and certain statements in the Notes to Consolidated Financial Statements contained in “Item 8, Financial Statements and Supplementary Data”, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or including the words “should,” “could,” “may,” “expect,” “believe,” “estimate” or similar expressions. Our actual results could differ materially from those projected by these forward-looking statements due to a number of factors, including (without limitation), inflation, inclement weather, price and availability of fuel, sudden changes in the cost of fuel or the index upon which the Company bases its fuel surcharge, competitor pricing activity, expense volatility, including (without limitation) expense volatility due to changes in rail service or pricing of rail service, ability to capture cost reductions, including (without limitation) those cost reduction opportunities arising from the integration of the Company’s Yellow Transportation and Roadway networks, changes in equity and debt markets, a downturn in general or regional economic activity, effects of a terrorist attack, and labor relations, including (without limitation), the impact of work rules, work stoppages, strikes or other disruptions, any obligations to multi-employer health, welfare and pension plans, wage requirements and employee satisfaction, the risk factors included in “Item 1A – Risk Factors” and the risk factors that are from time to time included in the Company’s reports filed with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.	Business

General Description of the Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. These services include global, national and regional transportation as well as logistics. Our operating subsidiaries include the following:

•

YRC National Transportation (“National Transportation”) is the reporting unit for our transportation service providers focused on business opportunities in regional, national and international services. Through September 30, 2008, National Transportation was comprised of the Company’s two largest less-than truckload (“LTL”) subsidiaries, Yellow Transportation and Roadway. In October 2008, these two subsidiaries merged and changed the name of the surviving entity to YRC Inc. (“YRC”). This unit provides for the movement of industrial, commercial and retail goods, primarily through regionalized and centralized management and customer facing organizations. National Transportation also includes YRC Reimer (formerly Reimer Express Lines), a subsidiary located in Canada that specializes in shipments into, across and out of Canada. Approximately 38% of National Transportation shipments are completed in two days or less. In addition to the United States (“U.S.”) and Canada, National Transportation also serves parts of Mexico, Puerto Rico and Guam.

•

YRC Regional Transportation (“Regional Transportation”) is the reporting unit for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of New Penn Motor Express (“New Penn”), Holland and Reddaway. These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the U.S., Canada, Mexico and Puerto Rico. Approximately 92% of Regional Transportation LTL shipments are completed in two days or less.

•

YRC Logistics plans and coordinates the movement of goods worldwide to provide customers a single source for logistics management solutions. YRC Logistics delivers a wide range of global logistics management services, with the ability to provide customers improved return-on-investment results through logistics services and technology management solutions.

•	YRC Truckload (“Truckload”) reflects the results of Glen Moore, a provider of truckload services throughout the U.S.

For revenue and other information regarding these segments, see the “Business Segments” note to our consolidated financial statements.

Incorporated in Delaware in 1983 and headquartered in Overland Park, Kansas, we employed approximately 55,000 people as of December 31, 2008. The mailing address of our headquarters is 10990 Roe Avenue, Overland Park, Kansas 66211, and our telephone number is (913) 696-6100. Our website is www.yrcw.com. Through the “SEC Filings” link on our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All of these filings may be viewed or printed from our website free of charge.

Narrative Description of the Business

Operating Units

YRC National Transportation

Through September 30, 2008, National Transportation was comprised of the Company’s two largest LTL subsidiaries, Yellow Transportation and Roadway. In October 2008, these two subsidiaries merged and changed the name of the surviving entity to YRC, headquartered in Overland Park, Kansas. YRC continued to operate Yellow Transportation and Roadway as two separate divisions, each with a distinct, separate transportation network of terminal and transportation routes and each continuing their respective brand names. Prior to the merger, Yellow Transportation and Roadway were in many cases operating out of different parts of the same facility. In October 2008, YRC began to integrate the Yellow Transportation and Roadway networks by installing common management at locations where the divisions shared a facility and by having only one local pickup and delivery function at certain locations. On March 1, 2009, YRC fully combined both networks into a single network with a single management structure and a single set of routes. This combination eliminated the two divisions. This network is operated under the brand YRC, although the legacy brand names, Yellow Transportation and Roadway, will continue to exist in the marketplace and be phased out over time as equipment and sales collateral bearing these brands is replaced.

National Transportation offers a full range of services for the transportation of industrial, commercial, and retail goods in regional, national and international markets, primarily through the operation of owned or leased equipment in their respective North American surface distribution networks. Transportation services are provided for various categories of goods, which may include (among others) apparel, appliances, automotive parts, chemicals, food, furniture, glass, machinery, metal, metal products, non-bulk petroleum products, rubber, textiles, wood and other manufactured products or components. National Transportation provides both LTL services, which combines shipments from multiple customers on a single trailer, and truckload services. Most deliveries are LTL shipments with truckload services offered to maximize equipment utilization and reduce empty miles (the distance empty or partially full trailers travel back to origin to balance the network). National Transportation provides higher-margin specialized services, including guaranteed expedited services, time-specific deliveries, cross-border services, coast-to-coast air delivery, global transportation, product returns, temperature-sensitive shipment protection and government material shipments.

National Transportation serves more than 560,000 manufacturing, wholesale, retail and government customers throughout North America. National Transportation’s 37,000 employees are dedicated to operating its expansive network which supports over 430,000 shipments in transit at any time. National Transportation shipments have an average shipment size of 1,200 pounds and travel an average distance of roughly 1,200 miles. Approximately 38% of shipments are delivered in two days or less. Operations research and engineering teams centrally coordinate the equipment, routing, sequencing and timing necessary to transport shipments through our network. At December 31, 2008, National Transportation had 14,327 owned tractors, 2,348 leased tractors, 59,682 owned trailers and 2,802 leased trailers. The National Transportation network includes 521 strategically located facilities with 24,763 doors. National Transportation accounted for 70% of our total operating revenue in 2008, 69% of our total operating revenue in 2007 and 69% of our total operating revenue in 2006.

National Transportation provides services throughout North America, including within Puerto Rico, Guam, Alaska and Hawaii. National Transportation also has affiliates that provide services in Mexico and Canada.

National Transportation has the largest network of service centers, equipment and transportation professionals throughout North America and provides flexible and efficient supply chain solutions including:

•	Guaranteed PrecisionTM – a guaranteed on-time service with constant shipment monitoring and proactive notification and more direct points than any other guaranteed standard delivery service.

•	Expedited PrecisionTM – comprised of two key offerings including:

•

YRC Time-CriticalTM – Expedited, emergency and window deliveries via ground or air anywhere in North America with shipment arrival timed to the hour, day, or span of days and a 100% on-time guarantee. Guaranteed multiple-day window deliveries meet a retail industry need to reduce chargeback fees.

•

YRC Time-AdvantangeTM – Cost-effective blend of ground and air transportation to provide highly reliable deliveries at any speed throughout North America, with both expedited and deferred air capabilities.

•

Specialized SolutionsTM – includes a variety of service to meet industry and customer-specific needs with offerings such as Custom Projects, Consolidation and Distribution, Reverse Logistics, Exhibit Services and Shipment Protection through Insulated Covers and our patented Sealed DividerTM and Sealed Trailer™ services that are designed for products that are difficult or expensive to package for shipping, are of high value, or need verifiable security throughout the transit.

•	my.yrc.com – a secure e-commerce website offering online resources for supply chain visibility and shipment management in real time.

•

Global Services – Global offerings in cooperation with YRC Logistics provide air, ocean and ground transportation and logistics services at any point in the supply chain; Standard Forwarding, Global Logistics, Transportation Management, Flow Through and Pool Distribution and Dedicated Warehouse.

YRC Reimer

Founded in 1952, YRC Reimer, a wholly owned subsidiary of YRC, offers Canadian shippers a selection of direct connections within Canada, throughout North America and around the world. YRC Reimer is also a part of National Transportation and its network and information systems are completely integrated with those of YRC enabling YRC Reimer to provide seamless cross-border services between Canada, Mexico and the U.S. and markets overseas.

YRC Regional Transportation

Regional Transportation is comprised of New Penn, Holland and Reddaway. In 2006, Regional Transportation also included USF Bestway. In February 2007, we consolidated the majority of USF Bestway’s operations into Reddaway. Together, the Regional Transportation companies deliver services in the next-day, second-day and time-sensitive markets, which are among the fastest-growing transportation segments. The Regional Transportation service portfolio includes:

•

Regional delivery – including next-day local area delivery and second-day services; consolidation/distribution services; protect-from-freezing and hazardous materials handling; and a variety of other specialized offerings.

•	Expedited delivery – including day-definite, hour-definite and time definite capabilities.

•	Inter-regional delivery – combining our best-in-class regional networks with reliable sleeper teams, Regional Transportation provides reliable, high-value services between our regional operations.

•	Cross-border delivery – through strategic partnerships, the Regional Transportation companies provide full-service capabilities between the U.S. and Canada, Mexico and Puerto Rico.

•	USFNet.com and NewPenn.com – are both leading edge e-commerce websites offering secure and customized online resources to manage transportation activity.

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

•

Reddaway, headquartered in Clackamas, Oregon, provides local next-day, regional and expedited services through a network located in California, the Pacific Northwest, the Rocky Mountain States and the Southwest. Additionally Reddaway provides services to Alaska and to the provinces of Alberta and British Columbia, Canada. In February 2007, we consolidated the majority of USF Bestway’s operations into Reddaway.

The Regional Transportation companies serve more than 180,000 manufacturing, wholesale, retail and government customers throughout North America. At December 31, 2008, the Regional Transportation network included 161 service centers with 7,637 doors, and the fleet included 7,933 tractors and 18,177 trailers. Regional Transportation’s over 13,000 employees, including 391 local, company based-sales executives, are dedicated to supporting the delivery of over 12.3 million shipments annually.

Headquartered in Overland Park, Kansas, the Regional Transportation companies accounted for 22% of our total operating revenue in 2008, 24% of our total operating revenue in 2007 and 24% of the total operating revenue in 2006.

YRC Logistics

YRC Logistics is a global logistics services provider that plans and coordinates the movement of goods worldwide to provide customers a single source for logistics management solutions.

YRC Logistics delivers a wide range of global and domestic logistics services, with the ability to provide clients services through the design, implementation and execution of innovative logistics solutions. Our broad portfolio of services makes it possible to offer end-to-end supply chain solutions supported by the visibility of Web-native technology. YRC Logistics’ service portfolio includes the following services:

Distribution Services that include:

•	Flow through and pool distribution

•	Dedicated warehousing

•	Value-added services

Global Services that include:

•	International freight forwarding

•	Customs brokerage

•	Value-added services

Transportation Services that include:

•	Truckload brokerage

•	Dedicated contract carriage

•	Domestic freight forwarding

•	Transportation management

In August 2008, YRC Logistics acquired 65% of Shanghai Jiayu Logistics Co., Ltd., one of the largest providers of less-than-truckload ground transportation services in China, with over 40,000 customers and 1,700 employees in 180 locations. The Company also has a 50% ownership interest in JHJ International Transportation Co., Ltd., a Shanghai, China-based freight forwarder with 1,700 employees in 64 locations.

At December 31, 2008, YRC Logistics had more than 2,600 employees in North America, Asia, Latin America, and Europe (predominately in the United Kingdom). Based in Overland Park, Kansas, YRC Logistics’ network includes 29 service centers with 722 doors and the fleet includes 654 tractors and 1,816 trailers. YRC Logistics operates its global services from 58 locations across the U.S. YRC Logistics accounted for 7% of our total operating revenue in 2008, 6% of our total operating revenue in 2007 and 6% of our total operating revenue in 2006.

YRC Truckload

Glen Moore, headquartered in Carlisle, Pennsylvania, provides spot, dedicated and single-source customized truckload services on both a regional and national level through the use of company and team-based drivers. Glen Moore has two primary domiciles located in Carlisle, Pennsylvania, and Knoxville, Tennessee.

At December 31, 2008, Glen Moore had more than 795 employees in North America. YRC Truckload accounted for 1% of our total operating revenue in 2008, 2007 and 2006.

Shared Services

We have three wholly owned subsidiaries that provide shared support services across the YRC Worldwide enterprise. These are YRC Worldwide Technologies, YRC North American Transportation and YRC Assurance Co. Ltd. (“YRC Assurance”).

YRC Worldwide Technologies is headquartered in Overland Park, Kansas, and has approximately 500 employees. YRC Worldwide Technologies and YRC Logistics together provide hosting, infrastructure services and managed transportation business systems development.

YRC North American Transportation, headquartered in Overland Park, Kansas, provides a wide variety of centrally managed support services to our operating companies. These services span nearly all functions, including components of finance, operations support, sales and marketing and security. Enterprise Solutions Group, a division that provides sales and marketing services to our operating subsidiaries for an identified group of large accounts who desire to buy services from more than one of these operating subsidiaries in a coordinated manner, is a part of YRC North American Transportation. YRC North American Transportation employs approximately 1,500 people.

YRC Assurance is a captive insurance company domiciled in Bermuda and a wholly owned and consolidated subsidiary of YRC Worldwide. YRC Assurance provides insurance services to certain wholly owned subsidiaries of YRC Worldwide. In February 2009, we amended our Credit Agreement which requires the termination of YRC Assurance’s insurance arrangements with our subsidiaries. We expect to terminate these arrangements and dissolve YRC Assurance in 2009.

In addition to the above, YRC Worldwide provides certain services to its subsidiaries such as legal, risk management, finance and coordination services. Each of our shared services organizations charges the operating companies for their services, either based upon usage or on an overhead allocation basis.

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

The companies of YRC Worldwide – YRC, YRC Reimer, YRC Logistics, New Penn, Holland, Reddaway and Glen Moore – operate in a highly competitive environment. Their competitors include global, integrated transportation services providers; global forwarders; national transportation services providers; regional or interregional providers; and small, intraregional transportation companies. The companies of YRC Worldwide also compete against providers within several modes of transportation including: LTL, truckload, air and ocean cargo, rail, transportation consolidators and privately owned fleets.

Ground-based transportation includes private fleets and two "for-hire" provider groups. The private provider segment consists of fleets that companies who move their own goods own and operate. The two "for-hire" groups are based on typical shipment sizes that transportation service companies handle. Truckload refers to providers transporting shipments that generally fill an entire 48- or 53-foot trailer and LTL or ‘shared load’ refers to providers transporting goods from multiple shippers in a single load that would not fill a full-sized trailer on their own.

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

•

Global – providing freight forwarding and final-mile delivery services to companies shipping to and from multiple regions around the world. This service can be offered through a combination of owned assets or through a purchased transportation or third-party logistics model.

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

YRC and YRC Logistics (through transportation management services) provide service in all four sub-groups. New Penn, Holland, Reddaway and Glen Moore compete in the regional, interregional and national transportation marketplace. Each brand competes against a number of providers in these markets from small firms with one or two vehicles, to global competitors with thousands of physical assets.

The competition specifically for YRC Logistics includes all of the same types of providers mentioned previously in addition to transportation management systems providers, domestic and international freight forwarders, freight brokers, warehouse management providers, and third-party logistics companies.

Regulation

National Transportation, Regional Transportation, Truckload and other interstate carriers were substantially deregulated following the enactment of the Motor Carrier Act of 1980, the Trucking Industry Regulatory Reform Act of 1994, the Federal Aviation Administration Authorization of 1994 and the ICC Termination Act of 1995. Prices and services are now largely free of regulatory controls, although the states retained the right to require compliance with safety and insurance requirements, and interstate motor carriers remain subject to regulatory controls that agencies within the U.S. Department of Transportation impose.

Our operating companies are subject to regulatory and legislative changes, which can affect our economics and those of our competitors. Various federal and state agencies regulate us, and our operations are also subject to various federal, foreign, state, provincial and local environmental laws and regulations dealing with transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of storm-water and underground fuel storage tanks. We are also subject to regulations to combat terrorism that the U.S. Department of Homeland Security and other agencies impose. See risk factors related to our compliance with laws and regulations in Item 1A of this report.

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

Our operating companies store fuel for use in our revenue equipment in approximately 300 underground storage tanks (“UST”) located throughout the U.S. Maintenance of such USTs is regulated at the federal and, in some cases, state level. The USTs are required to have leak detection systems and are required to be extracted upon our exiting the property. Traditionally upon sale of properties containing USTs, the UST is considered an asset in the transaction and as such, we contractually transfer this removal obligation to the buyer.

During 2008, we spent approximately $8.2 million to comply with U.S. federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, “Environmental Regulations”). In 2009, we expect to spend approximately $8.0 million to comply with the Environmental Regulations. Based upon current information, we believe that our compliance with Environmental Regulations will not have a material adverse effect upon our capital expenditures, results of operation and competitive position because we have either made adequate reserves for such compliance expenditures or the cost for such compliance is expected to be small in comparison with our overall net worth.

We estimate that we will incur approximately $0.5 million in capital expenditures for environmental control equipment during 2009. We believe that capital expenditures for environmental control equipment for 2009 will not have a material adverse effect upon our financial condition because the aggregate amount of these expenditures is expected to be immaterial.

The Comprehensive Environmental Response, Compensation and Liability Act (known as the “Superfund Act”) imposes liability for the release of a “hazardous substance” into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liabilities imposed under the Superfund Act, a potentially responsible party (“PRP”) may be required to pay more than its proportional share of such environmental remediation. Several of our subsidiaries have been identified as PRPs at various sites discussed below. The U.S. Environmental Protection Agency (the “EPA”) and appropriate state agencies are supervising investigative and cleanup activities at these sites. The EPA has identified the former Yellow Transportation (now a part of YRC) as a PRP for four locations: Angeles Chemical Co., Santa Fe Springs, CA; Alburn Incinerator, Inc., Chicago, IL; Mercury Refinery, Albany, NY and IWI, Inc., Summit, IL. We estimate that the combined potential costs at these sites will not exceed $0.2 million. With respect to these sites, it appears that YRC Inc. delivered minimal amounts of waste to these sites, which is de minimis in relation to other respondents. The EPA has identified the former Roadway Express (now a part of YRC) as a PRP for eight locations: Operating Industries Site, Monterey Park, CA; BEMS Landfill, Mt. Holly, NJ; Double Eagle Site, Oklahoma City, OK; Jones Industrial, South Brunswick, NJ; Voda Petroleum, Clarsville City, TX; Malone Service Co., Texas City, TX; Ward Transformer, Ralieigh, NC and Berry’s Creek, Carlstadt, NJ. We estimate that combined potential costs at the first seven sites will not exceed $0.7 million. The EPA has notified YRC and 140 other potential parties of their potential responsibility status at the Berry’s Creek site where YRC owns and operates a service center in the watershed area that discharges into Berry’s Creek. We estimate the Berry’s Creek potential cost to be $0.6 million. The EPA has identified USF Red Star, a non-operating subsidiary, as a PRP at six locations: Champion Chemical, Marlboro, NJ; Booth Oil, N. Tonawanda, NJ; Quanta Resources, Syracuse, NY and three separate landfills in Byron, NJ, Moira, NY and Palmer, MA. We believe the potential combined costs at these sites to be $0.4 million. The EPA has identified New Penn as a PRP for one location, Pennsauken Landfill, Pennsauken, NJ. We believe the potential cost at this site to be immaterial. The EPA has identified Holland as a PRP for one location, Horton Sales Piedmont Site, Greenville County, SC. We believe the potential cost at this site to be immaterial.

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

Economic Factors and Seasonality

Our business is subject to a number of general economic factors that may have a materially adverse effect on the results of our operations, many of which are largely out of our control. These include recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers. Economic conditions may adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. We operate in a highly price-sensitive and competitive industry, making pricing, customer service, effective asset utilization and cost control major competitive factors. All of our revenues are subject to seasonal variations. Customers tend to reduce shipments after the winter holiday season, and operating expenses as a percent of revenue tend to be higher in the winter months primarily due to colder weather. Generally, the first quarter is the weakest while the third quarter is the strongest. The availability and cost of labor can significantly impact our cost structure and earnings.

Financial Information About Geographic Areas

Our revenue from foreign sources is largely derived from Canada, the United Kingdom, Asia, Latin America and Mexico. We have certain long-lived assets located in these areas as well. We discuss this information in the “Business Segments” note to our consolidated financial statements.

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

Each of our YRC, New Penn and Holland business units employ most of their unionized employees under the terms of a common national master freight agreement with the IBT, as supplemented by additional regional supplements and local agreements. The IBT members ratified a five-year agreement that took effect on April 1, 2008, and will expire on March 31, 2013, as modified by the Memorandum of Understanding on the Wage Reduction – Job Security Plan, effective January 9, 2009. The IBT also represents a number of employees at Reddaway, Glen Moore and YRC Logistics under more localized agreements, which have wages, benefit contributions and other terms and conditions that better fit the cost structure and operating models of these business units.

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

Our business is capital intensive. If we are unable to generate sufficient cash from operations to fund our capital requirements, we may have to limit our growth, utilize our existing, or enter into additional, financing arrangements, including leasing arrangements, or operate our revenue equipment (including tractors and trailers) for longer periods resulting in increased maintenance costs, any of which could reduce our income. Although we expect reduced capital expenditures due to the integration of Yellow Transportation and Roadway, if our cash from operations and existing financing arrangements are not sufficient to fund our capital requirements, we may not be able to obtain additional financing at all or on terms acceptable to us.

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

Our operations are subject to environmental laws and regulations dealing with, among other things, the handling of hazardous materials, underground fuel storage tanks and discharge and retention of stormwater. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination may have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable environmental laws or regulations, it could significantly increase our cost of doing business. Under specific environmental laws and regulations, we could be held responsible for all of the costs relating to any contamination at our past or present terminals and at third-party waste disposal sites. If we fail to comply with applicable environmental laws and regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

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

In response to our business environment, we initiated operational changes and process improvements to reduce costs and improve financial performance. The changes and initiatives included integrating our Yellow Transportation and Roadway transportation networks, reorganizing our management, reducing corporate overhead, closing redundant offices and eliminating unnecessary activities. There is no assurance that these changes and improvements will be successful or that we will not have to initiate additional changes and improvements in order to achieve the projected benefits and cost savings.

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

At December 31, 2008, we operated a total of 711 transportation service centers located in 50 states, Puerto Rico, Canada and Mexico. Of this total, 429 were owned and 282 were leased, generally with renewal terms of three years or less. The number of vehicle back-in doors totaled 33,122, of which 26,848 were at owned facilities and 6,274 were at leased facilities. The transportation service centers vary in size ranging from one to three doors at small local facilities, to over 426 doors at the largest consolidation and distribution facility. We own substantially all of the larger facilities, which contain the greatest number of doors, but intend to pursue sale and leaseback type transactions that could result in lease relationships versus an ownership position for certain of these locations. In addition, we and our subsidiaries own and occupy general office buildings in Overland Park, Kansas; Akron, Ohio; Lebanon, Pennsylvania; Carlisle, Pennsylvania; and Holland, Michigan. We also lease and occupy general office buildings in Clackamas, Oregon and Winnipeg, Manitoba. Our owned transportation service centers and office buildings serve as collateral under our Credit Agreement.

Our facilities and equipment are adequate to meet current business requirements in 2009. Refer to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for a more detailed discussion of expectations regarding capital spending in 2009.

Item 3.	Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies, and Uncertainties” note to our consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

As of January 31, 2009, approximately 16,100 shareholders of record held YRC Worldwide common stock. Our only class of stock outstanding is common stock, traded through the NASDAQ Stock Market. Trading activity averaged 2,410,000 shares per day during 2008, up from 1,490,000 per day in 2007. The NASDAQ Stock Market quotes prices for our common stock under the symbol “YRCW.” The high and low prices at which YRC Worldwide common stock traded for each calendar quarter in 2008 and 2007 are shown below.

Quarterly Financial Information (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008 (a)
Operating revenue	$2,232,592	$2,398,728	$2,380,258	$1,928,823
Losses (gains) on property disposals, net	3,486	3,053	(15,466)	(10,156)
Operating income (loss)	(53,443)	71,254	(756,621)	(335,316)
Net income (loss)	(45,875)	36,274	(720,382)	(244,409)
Diluted earnings (loss) per share	(0.81)	0.62	(12.57)	(4.14)
Common stock:
High	19.80	20.95	22.52	11.87
Low	10.99	11.90	11.52	1.20

2007 (b)
Operating revenue	$2,328,342	$2,486,505	$2,457,731	$2,348,738
Losses (gains) on property disposals, net	2,949	(2,788)	1,400	(7,381)
Operating income (loss)	20,400	108,422	87,651	(781,599)
Net income (loss)	1,279	55,367	40,744	(735,771)
Diluted earnings (loss) per share	0.02	0.95	0.70	(12.99)
Common stock:
High	47.09	45.99	38.51	28.83
Low	37.95	36.59	26.43	15.87

(a)	The second and third quarters of 2008 include curtailment gains of $34.1 million and $63.3 million, respectively, related to the curtailment of postretirement healthcare and pension benefits. The third and fourth quarters of 2008 include impairment charges of $823.1 million and $200.3 million, respectively.

(b)	The 2007 fourth quarter amounts include an impairment charge of $781.9 million, additional depreciation expense of $9.3 million related to the abandonment of certain in-process technology projects and reorganization charges, primarily severance, of $9 million.

Purchases of Equity Securities by the Issuer

In April 2006, our Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $100 million of its common stock. During 2007, the Company purchased 1.1 million shares under this program at a weighted-average cost of $31.13 per share for a total cost of $35.0 million. In 2006, the Company purchased 521,100 shares under this program at a weighted-average cost of $38.34 per share for a total cost of $20.0 million. At December 31, 2008, $45 million remains available under the authorized program. Our current Credit Agreement restricts our ability to purchase additional shares under this program.

Dividends

We did not declare any cash dividends on our common stock in 2008, 2007 or 2006.

Equity Compensation Plans

The information required by this item with respect to information regarding our equity compensation plans is included under the caption “Equity Compensation Plan Information” in our Proxy Statement related to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Common Stock Performance

Set forth below is a line graph comparing the quarterly percentage change in the cumulative total stockholder return of the Company’s common stock against the cumulative total return of the S&P Composite-500 Stock Index and the Dow Jones Transportation Average Stock Index for the period of five years commencing December 31, 2003 and ending December 31, 2008.

Item 6.	Selected Financial Data

(in thousands except per share data)	2008	2007	2006	2005(a)	2004
For the Year
Operating revenue	$8,940,401	$9,621,316	$9,918,690	$8,741,557	$6,767,485
Operating income (loss)	(1,074,126)	(565,126)	545,434	536,310	361,601
Gains on property disposals, net	(19,083)	(5,820)	(8,360)	(5,388)	(4,547)
Reorganization and settlements	25,210	22,385	26,302	13,029	—
Impairment charges	1,023,376	781,875	—	—	—
Interest expense	77,907	88,760	87,760	63,371	43,954
Net income (loss)	(974,392)	(638,381)	276,632	288,130	184,327
Depreciation and amortization expense (b)	264,291	255,603	274,184	250,562	171,468
Net capital expenditures	34,686	338,424	303,057	256,435	164,289
Net cash from operating activities	219,820	392,598	532,304	497,677	435,718
At Year-End
Net property and equipment	2,200,977	2,380,473	2,269,846	2,205,792	1,422,718
Total assets	3,966,113	5,062,623	5,851,759	5,734,189	3,627,169
Long-term debt, less current portion	787,415	822,048	1,058,496	1,113,085	403,535
ABS facility	147,000	180,000	225,000	374,970	—
Total debt	1,360,752	1,234,003	1,283,496	1,488,055	657,935
Total shareholders’ equity (c)	474,394	1,612,304	2,192,549	1,936,488	1,214,191
Measurements
Basic per share data:
Net income (loss)	(16.92)	(11.17)	4.82	5.30	3.83
Average common shares outstanding – basic	57,583	57,154	57,361	54,358	48,149
Diluted per share data:
Net income (loss)	(16.92)	(11.17)	4.74	5.07	3.75
Average common shares outstanding – diluted	57,583	57,154	58,339	56,905	49,174
Debt to capitalization	74.1%	43.4%	36.9%	43.5%	35.1%
Shareholders’ equity per share	8.00	28.43	38.33	33.80	24.66
Common stock price range:
High	22.52	47.09	51.54	63.40	56.49
Low	1.20	15.87	35.27	39.25	29.77
Other Data
Average number of employees	55,000	63,000	66,000	68,000	50,000
Operating ratio:
National Transportation	111.9%	97.6%	93.8%	93.1%	94.4%
Regional Transportation (d)	107.5%	n/m (e)	94.3%	94.5%	87.0%
YRC Logistics	124.1%	99.2%	97.8%	96.6%	98.2%
Truckload	109.7%	105.2%	93.6%	94.8%	—

(a)	Includes the results of all YRC Worldwide entities including USF entities from the date of acquisition, May 24, 2005.

(b)	Depreciation lives and salvage values were revised effective July 1, 2006. See “Principles of Consolidation and Summary of Accounting Policies - Property and Equipment” note to our consolidated financial statements.

(c)	SFAS No. 158 was adopted effective December 31, 2006. See “Employee Benefits – Pension and Other Postretirement Benefit Plans” note to our consolidated financial statements.

(d)	Includes the results of New Penn only in 2004.

(e)	Not meaningful.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See the introductory section immediately prior to “Part I” and risk factors in “Part I” of this report regarding these statements.

Overview

YRC Worldwide Inc., one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. These operating subsidiaries are primarily represented by National Transportation, a reporting unit that reflects the merger of Yellow Transportation and Roadway, now collectively YRC, a leading transportation service provider offering a full range of regional, national and international services; Regional Transportation, a reporting unit for our transportation service providers focused on business opportunities in the regional and next-day delivery markets; YRC Logistics, a global logistics management company that plans and coordinates the movement of goods worldwide to provide customers a single source for logistics management solutions; and Truckload, which reflects the results of Glen Moore, a provider of truckload services throughout the U.S. These companies represent our reporting segments and are more fully described in “Item 1 – Business”.

Prior to the second quarter of 2008, our Truckload results, consisting of Glen Moore, were included in the Regional Transportation segment as a significant portion of Glen Moore’s revenue was related to moving shipments between Regional Transportation LTL sister companies. Beginning in the second quarter 2008, our focus has shifted to providing more comprehensive truckload capabilities directly to shippers as well as providing those services to all YRC Worldwide companies. As a result, we have presented Truckload as a separate segment. Historical amounts are presented in a manner that is consistent with the revised segment reporting.

The following management’s discussion and analysis explains the main factors impacting our results of operations, liquidity and capital expenditures and the critical accounting policies of YRC Worldwide. This information should be read in conjunction with the accompanying financial statements and notes thereto, as well as our detailed discussion of risk factors included in Item 1A.

Our Operating Environment

We operate in a highly competitive environment, yet one where we believe the right value proposition for our customers permits us to recover our cost of capital over the business cycle. The economic recession in the U.S. as well as global financial concerns has impacted the competitiveness of our industry and created unique challenges for both our company and our customers. Over the last several years, significant changes have occurred in our operating environment, including: consolidation and liquidation of LTL carriers; the increased presence of large global, service providers; and increasing needs and demands of our customers. We continue to proactively address these changes through our strategy of being a global transportation services provider. Since 2004, our focus has been twofold – capitalizing on the synergies presented from several acquisitions, both asset and non-asset based, and two, expanding globally to firmly position ourselves as a true end-to-end service provider. The synergy efforts addressed following the Roadway and USF acquisitions were initially internally focused and included combining routine, non-customer facing processes. In 2008, we initiated the integration of the Yellow Transportation and Roadway networks. This integration, completed on March 1, 2009, is expected to result in a larger overall network yet eliminate several redundancies in the former two processes. Our leadership team is now aligned with this new network, branded YRC.

From a global perspective we have continued to expand our logistics virtual footprint, primarily in Asia and Latin America. In August 2008, we completed the acquisition of a 65% interest in a Shanghai based LTL and truckload ground transportation provider. We believe this, coupled with our 50% equity interest in a freight forwarding joint venture with a Chinese corporation, provides significant opportunity to meet customers’ global transportation and logistics needs.

We will continue to face challenges in the environment which we operate, primarily due to the changing competitive landscape, meeting our stakeholders’ demands and the current recession. Specific economic areas that impact our ability to generate profits and cash flows include the levels of consumer spending, manufacturing and overall economic activity. We monitor these areas primarily through several common economic indices, including the gross domestic product (“GDP”) and the industrial production index (“IPI”). Real GDP measures the value of goods and services produced in the U.S., excluding inflation, and the IPI measures the physical units and inputs into the U.S. production process. Over time the IPI has been a relatively good indicator for general levels of freight volume available in our markets. We manage the impact of our customers’ spending, manufacturing and economic activity through, among others, pricing discipline, cost management programs, liquidity management, investment in technology and continuous improvement programs. In 2008 and 2007, market conditions were especially weak and contributed to resulting impairment charges of the value of goodwill and certain tradenames totaling $1,023.4 million and $781.9 million, respectively. In response to the deep and prolonged U.S. recession, we have implemented a union and non-union 10% wage reduction effective January 1, 2009. A significant majority of our union employees ratified this reduction in January 2009 which includes the 10% wage reduction through the remaining term of the contract, March of 2013. The non-union reduction is scheduled to change to a 5% reduction July 1, 2009, with base salaries fully recovering January 1, 2010. The non-union employees also were affected by the suspension of the employer match provision in our defined contribution plans, the termination of our postretirement healthcare plan and the freezing of benefit accruals under our defined benefit pension plans.

Acquisitions and Investments

Shanghai Jiayu Logistics Co., Ltd.

On August 19, 2008, we completed the purchase of a 65% equity interest in Shanghai Jiayu Logistics Co., Ltd. (“Jiayu”), a Shanghai, China ground transportation company with a purchase price of $47.7 million including transaction costs. The purchase agreement provides for an adjustment to the purchase price based upon the final working capital of Jiayu as reflected in its opening balance sheet. This process is virtually complete and will result in additional purchase price of approximately $5.8 million; however, the amount will be paid via a dividend from Jiayu to the seller. We will not be required to make an additional cash payment as a result of this process. We account for our ownership in Jiayu using the equity method of accounting and record our portion of the financial results of Jiayu one month in arrears. This investment is a part of our YRC Logistics segment and is included in “Other assets” in the accompanying consolidated balance sheets.

If Jiayu meets certain financial performance targets during 2008 and 2009, we could be obligated to purchase the remaining 35% interest in 2010 for an amount not to exceed CNY 248.0 million (approximately $36 million), as determined by the level of Jiayu’s financial performance. If Jiayu does not meet these financial targets, we have an option to purchase the remaining 35% of the shares of Jiayu in 2010 for the greater of CNY 77.5 million (approximately $11 million) and 35% of the appraised value of the net assets of Jiayu at that time. All additional payments will be made in Chinese Yuan, and their estimated U.S. dollar equivalents are provided above.

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

The following table summarizes the statements of consolidated operations for the three years ended December 31:

				Percent Change
(in millions)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Operating revenue	$8,940.4	$9,621.3	$9,918.7	(7.1%)	(3.0%)
Impairment charges	1,023.4	781.9	—	n/m (a)	n/m
Operating income (loss)	(1,074.1)	(565.1)	545.4	n/m	n/m
Nonoperating expenses, net	69.3	86.6	89.5	(20.0%)	(3.2%)
Net income (loss)	$(974.4)	$(638.4)	$276.6	n/m	n/m

(a)	Not meaningful.

2008 compared to 2007

Consolidated operating revenue decreased by $680.9 million during the year ended December 31, 2008, as compared to the same period in 2007, which is reflective of decreased revenue at all of our operating companies with the exception of our Truckload segment whose revenue was slightly greater than the same period in 2007. Overall, volumes and to a lesser extent yield are lower in 2008 versus 2007 offset by increased fuel surcharge revenue. The U.S. economic recession and its impact on the tangible goods and other sectors, directly impacts our ability to grow and maintain operating revenue. The recession limits our ability somewhat to correctly discern the exact reason for revenue declines; however, we believe certain customers have diverted volumes from our network in response to concerns regarding our financial stability. Also contributing to the revenue decline was the closure of 27 service centers in the Regional Transportation network in February 2008.

Consolidated operating revenue includes fuel surcharge revenue. Fuel surcharges are common throughout our industry and represent an amount that we charge to customers that adjusts with changing fuel prices. We base our fuel surcharges on a published national index and adjust them weekly. Rapid material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income versus prior periods as there is a lag in the Company’s adjustment of base rates in response to changes in fuel surcharge. Fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require changes. We believe the distinction between base rates and fuel surcharge has been blurring over time, and it is impractical to clearly separate all the different factors that influence the price that our customers are willing to pay. In general, under our present fuel surcharge program, we believe rising fuel costs are beneficial to us, and falling fuel costs are detrimental to us, in the short term. However, as fuel prices reached record highs during the first half of 2008, we experienced a higher percentage of customers whose increased fuel surcharge revenue did not cover our increased fuel costs. As fuel prices began to retreat in the second half of 2008, a more typical relation returned between fuel cost and fuel surcharge revenue.

Consolidated operating results for the year ended December 31, 2008, include non-cash impairment charges of $1,023.4 million representing write offs of goodwill associated with our National Transportation and YRC Logistics segments, a write off of our Roadway tradename due to the introduction of YRC as our new brand, a write off of the USF brand (a part of the Regional Transportation segment) as we will no longer support this brand, and a reduction in the tradename value attributed to YRC Reimer (a part of the National Transportation segment). In the year ended December 31, 2007, we recorded impairment charges of $781.9 million which represented a write off of goodwill associated with our Regional Transportation segment as well as reductions in the tradename values attributed to USF (a part of the Regional Transportation segment) and Roadway (a part of the National Transportation segment.) Absent these impairment charges, consolidated operating income decreased by $267.5 million during the year ended December 31, 2008, as compared to the same period in 2007. The decline in consolidated operating income in 2008 is attributable to erosion in volume and base pricing and higher contractual labor rates in our National Transportation and our Regional Transportation segments as well as a challenging economy and tough competitive environment. Regional Transportation has been challenged by the difficult economic conditions, especially in the industrial sector in the Upper Midwest, which has significantly impacted volumes, and operational difficulties associated with the combination of Reddaway and USF Bestway in 2007. Our asset based companies experienced significantly higher fuel costs in 2008 as compared to 2007 as reflected in the increase in “Operating expenses and supplies” in the accompanying statements of consolidated operations. Fuel costs also drove higher purchased transportation costs in 2008 versus 2007. These increases were partially offset by $88.7 million net curtailment and settlement gains included in “Salaries, wages and employees’ benefits” in the accompanying consolidated statement of operations, primarily related to the elimination of postretirement healthcare benefits via a plan amendment for certain current and retired Roadway employees and the freezing of future benefit accruals under our non-union defined benefit plans effective July 1, 2008. During the year ended December 31, 2008, we continued to target cost control initiatives at all of our operating companies which is necessary given the volatility in the domestic markets and the overall tepid consumer spending patterns.

Our consolidated operating income during the year ended December 31, 2008, was also unfavorably impacted by $25.2 million of reorganization charges. During the first quarter of 2008, we closed 27 service centers in the Regional Transportation networks. These closures contributed to approximately $12.4 million of the reorganization charges. The majority of these closures were in the former USF Bestway footprint and represented locations that we inserted in the Reddaway network in 2007. This combination led to challenging operational difficulties and resulted in the 2008 closure of the former USF Bestway locations. A smaller portion of the closures were in the Holland network and represented locations in the former USF Dugan network. In addition, we incurred severance and reorganization charges during 2008 of approximately $11.1 million resulting from continued realignment of our operations, and we closed a YRC Logistics facility in the United Kingdom and terminated a YRC Logistics service offering which resulted in closure charges, primarily lease cancellation charges, of approximately $1.2 million and $0.5 million, respectively. In 2007 we recorded $27.3 million of reorganization charges, primarily severance and acceleration of stock compensation charges related to terminated executives. During the year ended December 31, 2008, we recognized gains on the sale of property and equipment of $19.1 million compared to gains of $5.8 million on the sale of property and equipment during the year ended December 31, 2007.

Nonoperating expenses for the year ended December 31, 2008, decreased $17.3 million from the year ended December 31, 2007. Lower overall borrowings throughout 2008 contributed to decreased interest expense of $11.5 million versus 2007. The 2008 period also reflects decreased interest related to withdrawal liabilities to USF Red Star multi-employer pension plans of $1.5 million offset by an increase in amortization of deferred debt costs of $1.1 million and a decrease in amortization of debt premiums of $1.0 million. Nonoperating expenses also included the impacts of foreign currency which increased favorably $5.7 million in 2008 versus 2007. Interest income, net financing transaction costs and earnings of joint ventures are also included in nonoperating expenses.

Our effective tax rate for the year ended December 31, 2008, was 14.8% compared to 2.0% for the year ended December 31, 2007. Significant items impacting the 2008 rate include goodwill impairment charges and certain nondeductible expenses partially offset by benefits associated with various state jurisdictions and an alternative fuel tax credit. The effective tax rate for 2007 was more proportionately impacted by the goodwill impairment charges.

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

Consolidated operating income decreased significantly from 2006 resulting in an operating loss of $565.1 million in 2007. Included in this operating loss are impairment charges of $781.9 million as discussed above. Absent this charge, consolidated operating income was $216.8 million for 2007 versus $545.4 million for 2006. This significant downturn in earnings was experienced by all of our operating companies; however, our Regional Transportation segment experienced the greatest percentage decline on a year-over-year basis. Given its regional concentration, the weak economy in the Upper Midwest impacted this segment more severely. Additionally, we were less effective in reducing our variable costs in the regional market in response to the decline in revenue than in our national market. This is partly attributable to continued challenges associated with the Reddaway and USF Bestway consolidation in February 2007. In response to these and other challenges, in February 2008 Reddaway closed 21 service centers primarily representing the former USF Bestway footprint. Holland closed 6 service centers at this same time.

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

National Transportation Results

National Transportation represented approximately 70%, 69% and 69% of our consolidated revenue in 2008, 2007 and 2006, respectively. The table below provides summary information for National Transportation for the three years ended December 31:

				Percent Change
(in millions)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Operating revenue	$6,304.9	$6,657.8	$6,878.6	(5.3%)		(3.2%)
Impairment charges	776.7	76.6	—	n/m	(a)	n/m
Operating income (loss)	(749.4)	159.3	423.3	n/m		(62.4%)
Operating ratio	111.9%	97.6%	93.8%	14.3pp	(b)	3.8pp

(a)	Not meaningful.

(b)	Percentage points.

2008 compared to 2007

National Transportation reported operating revenue of $6,304.9 million in 2008, a decline of $352.9 million or 5.3% compared to the prior year. The two primary components of operating revenue are volume, comprised of the number of shipments and weight per shipment, and price or yield, usually evaluated on a per hundred weight basis. The decline in operating revenue was largely driven by a 9.9% decline in total picked up tonnage per day. The decline in total picked up tonnage per day was made up of an 11.2% decline in total shipments per day and a 1.5% increase in total weight per shipment.

The tonnage decline is primarily the result of a weak economy. As the economy has weakened, capacity has become more readily available and competition for available loads has intensified. Additionally, we believe certain customers diverted some freight to our competitors in early 2008 while we were finalizing our union labor contract and again in late 2008 due to uncertainty around a proposed amendment to our union labor agreement, which was subsequently ratified by the union, as well as perceived uncertainty around the financial stability of our Company.

The decline in total tonnage per day was partially offset by a 4.1% increase in total revenue per hundred weight. The increase in total revenue per hundred weight was the result of higher fuel surcharge revenue associated with substantially higher diesel fuel prices in 2008 compared to the prior year. Fuel prices were higher overall in 2008 compared to 2007 despite a significant and rapid decline in fuel prices in the fourth quarter of 2008.

The operating loss for National Transportation in 2008 included a non-cash charge of $776.7 million primarily relating to the impairment of goodwill and tradenames of Roadway and YRC Reimer, both a part of National Transportation. The prior year also contained an impairment charge in the amount of $76.6 million. Absent these charges, operating income for National Transportation was $27.3 million in 2008, a decline of $208.6 million or 88.4% compared to 2007. This decrease was primarily the result of lower revenue of $352.9 million, higher operating expenses and supplies of $134.0 million and higher purchased transportation of $39.1 million, partially offset by lower salaries, wages and benefits of $313.0 million (which includes pension and postretirement medical curtailment gains) and by lower other operating expenses of $9.2 million.

An impairment charge was taken against goodwill and tradenames for Roadway and YRC Reimer in the third quarter of 2008 in the amount of $635.9 million. Deteriorating economic conditions in 2008 were a primary factor in calculating the fair value of goodwill and tradenames and the resulting write-down. Additionally, management elected to discontinue the use of the Roadway name in marketing efforts which resulted in a fourth quarter charge to the Roadway tradename of $140.8 million. In 2007, an impairment charge was taken against tradenames for Roadway and Reimer.

Operating expenses and supplies were higher due mostly to an increase in fuel costs. Fuel and oil costs were 25.3% higher in 2008 compared to 2007 despite fewer shipments and despite a substantial decline in fuel prices during the fourth quarter of 2008. Additionally, bad debt expense in 2008 was $6.3 million or 29.3% higher than the prior year reflective of increased bankruptcies in our customer base.

Purchased transportation was higher due mostly to increased motor carrier costs combined with a change in administering certain intercompany transactions. Effective July 2007, we began recording both revenue and intercompany expense, primarily purchased transportation, for transactions serviced by our sister company, YRC Logistics, that we otherwise could not service within our network. We also pay a transaction fee to YRC Logistics that is included in purchased transportation. Previously, YRC Logistics recorded the revenue and purchased transportation. This change does not affect the consolidated financial statements of YRC Worldwide.

The decline in salaries, wages and benefits during 2008 was due mostly to lower hourly wages and benefits of $174.0 million and lower salaries and benefits of $136.0 million. Hourly wages and benefits declined as a result of lower volume but were partially offset by contractual wage and benefit increases effective April 1, 2008, and August 1, 2008, respectively. Salaries and benefits include curtailment gains of $95.1 million in the second and third quarters of 2008 as well as the impact of substantial headcount reductions during the year and were partially offset by pension settlement costs of $6.9 million related to the lump sum provision of the Roadway pension plan. The curtailment gains relate to the freezing of future benefit accruals under pension plans covering Yellow Transportation and Roadway non-union employees as well as termination of the Roadway postretirement medical plan.

Other operating expenses decreased mostly due to lower operating taxes and licenses of $7.9 million primarily due to lower fuel taxes reflective of lower miles or volume. General liability claims expense increased $16.1 million in 2008 compared to 2007 due to unfavorable experience related to road accidents. Cargo claims expense in 2008 was $18.4 million lower than 2007 due to lower shipments and better claims experience.

Net gains were recorded on the disposal of property of $11.5 million in 2008 compared to a net gain of $8.3 million in 2007. The 2008 gain is reflective of our initiative to combine duplicate locations within the YRC network and monetize these real estate holdings.

During 2008, reorganization and settlement costs, primarily severance costs associated with headcount reductions including certain management changes, were $8.8 million. In 2007, severance costs were $6.7 million due primarily to the combination of management structures of Yellow and Roadway to form National Transportation in the first quarter of 2007.

In October 2008, Yellow and Roadway legally merged and changed the legal name of the surviving entity to YRC Inc. The intention of management was to integrate the operations, technology and processes of both companies into one company. Though we can provide no assurance of success, the network integration was expected to have a significant favorable impact on our costs and service levels due to a substantial improvement in freight density. The integration process was completed on March 1, 2009.

Our expectations regarding the impact of the integration of Yellow Transportation and Roadway and the timing of achieving that improvement could differ materially from those projected in such forward-looking statements based on a number of factors, including (among others) the risk factors identified in “Part I” and the introductory section immediately prior to “Part I” of this report, the ability to identify and implement cost reductions in the time frame needed to achieve these expectations, the success of our operating plans, the need to spend additional capital to implement cost reduction opportunities, including (without limitation) to terminate, amend or renegotiate prior contractual commitments, the accuracy of our estimates of our spending requirements, changes in our strategic direction, the need to replace any unanticipated losses in capital assets, approval of the affected unionized employees of changes needed to complete the integration under our union agreements, the readiness of employees to utilize new combined processes, the effectiveness of deploying existing technology necessary to facilitate the combination of processes, our ability to receive expected price for our services from the combined network and customer acceptance of those services.

2007 compared to 2006

National Transportation revenue decreased $220.8 million or 3.2% in 2007 compared to 2006. The decline in operating revenue was largely driven by a 6.1% decline in total picked up tonnage per day. The tonnage decline was primarily the result of a slowing economy, and we believe that the freight transportation sector also experienced softening business levels in 2007 based on reports of tonnage declines. Partially offsetting the reduction in volume was a 2.4% increase in revenue per hundred weight which includes higher fuel surcharge revenue.

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

Purchased transportation costs were higher primarily due to a change in administering certain intercompany transactions with YRC Logistics as previously discussed, certain new business initiatives with one of our largest customers and a contractual increase with our primary rail provider, partially offset by lower rail usage due largely to lower volumes.

Salaries, wages and benefits were lower due to lower workers’ compensation costs of $24.9 million and lower hourly wages and benefits of $17.7 million. Hourly wages and benefits declined due to lower volumes and were partially offset by the annual contractual wage and benefit increase combined with having fewer new hire employees on the lower end of the union wage progression scale and having fewer casual (i.e., part-time, supplemental) employees. As volumes decline, it is more challenging to utilize casual employees who are used to supplement our regular workforce and have a lower overall cost as employees with greater seniority at higher wage rates must be utilized first under our labor agreement. Additionally, there have been fewer newly hired employees who have a lower initial cost than regular employees due to the wage progression. The prior year results included a reduction to expense of $11.8 million due to a change in our vacation practices. The reduced workers’ compensation cost is attributed to the absence of material unfavorable changes in the development of prior year claims that we experienced in 2006.

Depreciation expense was lower primarily because of a change in depreciable lives and salvage values of revenue equipment effective July 1, 2006, reducing 2007 depreciation expense. This reduction was offset by $9.3 million of technology amortization expense related to certain abandoned internal technology projects previously considered in process. As National Transportation moves to a common technology platform, these projects were identified as non-strategic and not a part of the future direction of the reporting unit.

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

Reorganization charges in 2007, primarily severance costs, of $6.7 million were largely the result of combining management structures of Yellow Transportation and Roadway to form National Transportation. During the year ended 2006, we incurred $4.3 million of severance costs associated with a significant realignment in operations and a related reduction in workforce.

Regional Transportation Results

Regional Transportation represented approximately 22%, 24% and 24% of our consolidated revenue in 2008, 2007 and 2006, respectively.

The table below provides summary financial information for Regional Transportation for the three years ended December 31:

				Percent Change
(in millions)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Operating revenue	$1,974.1	$2,280.4	$2,333.6	(13.4%)		(2.3%)
Impairment charges	89.7	705.3	—	n/m	(a)	n/m
Operating income (loss)	(147.8)	(700.8)	133.6	n/m		n/m
Operating ratio	107.5%	n/m	94.3%	n/m		n/m

(a)	Not meaningful.

2008 compared to 2007

Regional Transportation reported operating revenue of $1,974.1 million for 2008, representing a decrease of $306.3 million, or 13.4% from 2007. The decreased operating revenue was driven by lower business volumes, partially offset by improved pricing including improved fuel surcharge revenue. Total weight per day was down 16.4%, representing a 16.5% decline in total shipments per day and a flat total weight per shipment compared to last year. Shipment volumes were negatively impacted by a continued weak economy and the closure of 6 service centers at Holland and 21 service centers at Reddaway in mid-February 2008.

Total revenue per hundred weight increased 2.9% in 2008 as compared to 2007, primarily due to higher fuel surcharge revenue associated with higher diesel fuel prices, partly offset by pricing pressure impacts on our base rates. A meaningful portion of our regional footprint is concentrated in the Upper Midwest where business levels and pricing negotiations have been especially difficult due to the economic challenges in this geographic area.

Operating loss for Regional Transportation in 2008 includes an impairment charge of $89.7 million related to the reduction in fair value of the USF tradename. We continue to incorporate all business units in our master branding strategy and have elected to discontinue the use of the USF name in marketing efforts. The 2007 results include a $705.3 million non-cash impairment charge relating to goodwill and intangible assets. Absent these charges, the operating loss was $58.1 million for 2008, a decrease of $62.6 million from 2007, consisting of a $306.3 million decline in revenue and a $243.7 million decrease in operating expenses. Regional Transportation has reduced most operating expenses in proportion to lower business volumes. Expense decreases in 2008 were in salaries, wages and benefits of $189.0 million, operating expenses and supplies of $17.8 million, purchased transportation of $24.4 million, depreciation and amortization of $1.1 million and other operating expenses of $17.4 million. Expense increases in 2008 were in gains/losses on property disposals of $0.6 million and reorganizations and settlements of $5.4 million.

Salaries, wages and benefits expense decreased 13.0% reflecting lower employee levels and improved productivity, partly offset by annual/contractual salary, wage and benefit increases, and higher workers’ compensation costs as a result of favorable adjustments in 2007. Operating expenses and supplies decreased 3.5% compared to 2007 reflecting a 14.3% reduction in costs other than fuel and a 7.9% increase in fuel costs (primarily due to higher fuel prices). Costs were lower in the areas of equipment maintenance, facilities, travel, driver hotels/meals and uncollectible revenue as a result of lower business volumes, effective cost management and terminal closures in 2008. Purchased transportation was 21.2% lower due to lower business volumes and the in-sourcing of certain linehaul transportation from third-party providers. Depreciation was 1.6% lower due to a smaller equipment fleet, mostly offset by the impact of newer equipment. Other operating expenses were 14.4% lower mainly in the areas of operating taxes, licenses and insurance primarily due to lower business volumes.

Property disposals resulted in a gain of $3.4 million in 2008 compared to a gain of $4.0 million in 2007, primarily due to the sale of terminal facilities in each year. Reorganization costs were higher in 2008 due to the overall size and amount of impacted facilities and employees for the relative reorganizations in each year.

2007 compared to 2006

Regional Transportation reported operating revenue of $2,280.4 million for 2007, representing a decrease of $53.2 million or 2.3% from 2006. With the same number of workdays in both years, the decline in operating revenue was largely driven by a 3.8% decline in total tonnage picked up. Regional Transportation volume decline is consistent with that experienced by National Transportation and also heavily concentrated in the industrial Midwest. As the economy slowed, capacity became more readily available, and competition for available loads increased. The decline in total tonnage was made up of a 1.0% decrease in shipments per day and a 2.9% decline in weight per shipment. Partially offsetting the reduction in volume was a 1.7% increase in total revenue per hundred weight, which includes increased fuel surcharge revenue.

Operating loss for Regional Transportation in 2007 includes an impairment charge of $705.3 million relating to goodwill and intangible assets. There was no comparable charge in 2006. Absent this charge, operating income was $4.5 million for 2007, a decrease of $129.1 million from 2006, consisting of a $53.2 million decline in revenue and a $75.9 million increase in operating expenses. Expense increases in 2007 were in salaries, wages and benefits of $44.1 million, operating expenses and supplies of $37.5 million, other operating expenses of $2.0 million and reorganizations and settlements of $7.9 million. Expense decreases in 2007 were in purchased transportation of $8.7 million, depreciation and amortization of $6.8 million and gains/losses on property disposals of $0.1 million.

Salaries, wages and benefits expense increased 3% despite lower tonnage and reductions in non-union incentive accruals and salaried headcount. The primary reasons for the increase were higher contractual wage expenses and associated benefits. Inefficiencies in the networks of Holland and Reddaway drove higher wages because of their negative impact on productivity.

Operating expenses and supplies were 8% higher due to several unfavorable factors including higher fuel costs, vehicle maintenance costs and corporate overhead, partly offset by reductions in uncollectible revenue. Other operating expenses were 2% higher due to higher fuel taxes driven by correspondingly higher fuel costs, and a higher provision for bodily injury and property damage claims.

Purchased transportation was 7% lower due mainly to the in-sourcing of linehaul carriage from third-party providers. Depreciation was 9% lower due to a change in depreciable life policy beginning in July 2006, reduction in assets due to terminal consolidation at Reddaway and lower equipment counts.

Property disposals resulted in a gain of $4.0 million in 2007 compared to a gain of $3.9 million in 2006. Reorganization costs in 2007 related to the closure of USF Bestway and the consolidation of terminals into Reddaway’s California network. There were no reorganization costs in 2006.

YRC Logistics Results

YRC Logistics represented approximately 7%, 6% and 6% of our consolidated revenue in 2008, 2007 and 2006, respectively. The table below provides summary financial information for YRC Logistics for the three years ended December 31:

`				Percent Change
(in millions)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Operating revenue	$621.7	$623.2	$609.7	(0.2)%		2.2%
Impairment charges	157.0	—	—	n/m	(a)	n/m
Operating income	(149.9)	5.2	13.7	n/m		(62.4%)
Operating ratio	124.1%	99.2%	97.8%	24.9pp	(b)	1.4pp

(a)	Not meaningful.

(b)	Percentage points.

2008 compared to 2007

For the year ended December 31, 2008, YRC Logistics revenue decreased by $1.5 million or 0.2%. Revenue and expense associated with the fulfillment of certain of National Transportation’s domestic forwarding business line were recorded within the National Transportation segment effective July 2007. Previously such revenue and related expense were recorded in the YRC Logistics segment. The transfer of this revenue resulted in a decrease of revenue of $23.6 million for 2008 compared to 2007 with minimal impact on operating income as the corresponding purchased transportation was also transferred. Excluding this revenue, YRC Logistics revenue increased by $22.1 million or 3.5% driven by customer growth and increased volumes in both global services of $23.2 million and dedicated fleet of $12.2 million. Increases in these services were partially offset by shrinking volumes in distribution services caused by weakening economic conditions in the retail sector and YRC Logistics’ decision to exit its domestic ocean service offering.

Operating loss for the year ended December 31, 2008, includes an impairment charge related to the reduction in fair value of the YRC Logistics reporting unit resulting in a write off of goodwill of $157.0 million. There was no comparable charge in 2007. Absent this charge, operating income increased by $1.9 million from $5.2 million in 2007 to $7.1 million in 2008. During 2008, YRC Logistics exited a warehousing contract in the United Kingdom and its domestic ocean service offering along with other restructuring and severance charges resulting in $1.7 million of expense. Similar restructuring items in 2007 resulted in a $3.3 million restructuring and severance charge and $0.7 million of losses from property disposals. Restructuring charges in 2008 were offset by a $6.0 million gain from the sale of real estate. In 2008, YRC Logistics experienced increased provisions for uncollectible accounts of $2.5 million compared to 2007 primarily due to economic conditions our customers are facing and stale accounts.

2007 compared to 2006

For the year 2007, YRC Logistics revenue increased by $13.5 million or 2.2%. The transfer of domestic forwarding revenue to National Transportation as discussed above resulted in a decrease of revenue of $27.2 million for 2007 compared to the same period in 2006 with minimal impact on operating income as the corresponding purchased transportation was also transferred. Excluding this revenue, YRC Logistics revenue increased by $40.7 million or 6.7% driven by increases in transportation services and distribution services.

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

Truckload Results

Truckload represented approximately 1% of our consolidated revenue in 2008, 2007 and 2006, respectively. The table below provides summary financial information for Truckload for the three years ended December 31:

				Percent Change
(in millions)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Operating revenue	$120.5	$112.9	$133.3	6.7%		(15.3%)
Operating income	(11.6)	(5.9)	8.6	n/m	(a)	n/m
Operating ratio	109.7%	105.2%	93.6%	4.5pp	(b)	11.6pp

(a)	Not meaningful.

(b)	Percentage points.

2008 compared to 2007

Truckload reported 2008 operating revenue of $120.5 million, representing an increase of $7.6 million or 6.7% from 2007. The two primary components of truckload operating revenue are volume, comprised of the miles driven, and price, usually evaluated on a revenue per mile basis. Total miles driven per day were up 1.9% in 2008 as compared to 2007 due primarily to higher use by YRC Worldwide operating companies as they convert rail miles to road service partially offset by the soft economy. Revenue per mile was up 4.2%, due to increased fuel surcharge revenue associated with higher diesel fuel prices.

The operating loss for 2008 was $11.6 million, as compared to an operating loss of $5.9 million for 2007, consisting of a $7.6 million increase in revenue and a $13.3 million increase in operating expenses. Increased operating expenses were primarily in the areas of fuel costs (higher diesel prices and higher miles driven), salaries and wages (higher miles driven and annual compensation rate increases), driver recruiting costs and tolls. Decreased operating expenses were primarily due to lower purchased transportation costs of $1.2 million and lower losses on equipment disposals of $1.5 million.

2007 compared to 2006

Truckload reported 2007 operating revenue of $112.9 million, representing a decrease of $20.4 million or 15.3% from 2006. Total miles driven per day were down 13.7% in 2007 as compared to 2006 due primarily to the loss of the company’s largest customer during the year. Revenue per mile was down 1.8%, due to an aggressive rate environment evidenced by a very active bid season early in 2007.

The operating loss for 2007 was $5.9 million, as compared to an operating profit of $8.6 million for 2006, consisting of a $20.4 million decrease in revenue and a $5.9 million decrease in operating expenses. Salaries, wages and benefits expense was $4.8 million lower than 2006, primarily due to lower miles driven, partly offset by higher compensation rates. The net of all other operating expenses decreased $1.1 million in 2007 compared to 2006. Decreases in fuel costs, equipment maintenance and purchased transportation were primarily the result of lower business volumes and were mostly offset by increases in equipment depreciation, bodily injury and property damage costs and losses on equipment disposals.

Financial Condition

Liquidity

During the year ended December 31, 2008, the global credit market crisis and economic recession had a dramatic effect on our industry. As a result, we experienced declining revenue (a function of both declining volume and yield) and declining operating income and in turn, violated certain covenants in our Credit Agreement, dated as of August 17, 2007, (the “Credit Agreement”) and asset-backed securitization facility (“ABS Facility”). Each of these facilities were amended in February 2009 as discussed below. Overall U.S. economic trends are declining as seen in most indices including those applicable to the retail sector, manufacturing, construction and housing. Declining economic activity, as evidenced by these trends, negatively impacts our customers’ needs to ship and, therefore, negatively impacts the volume of freight we service and the price we receive for our services.

The deterioration in our operating results coupled with the economic recession has reduced our overall liquidity, including having reduced cash available under our revolving credit and ABS facilities. During the fourth quarter of 2008, we took several actions to manage near-term maturities and reduce overall indebtedness. Specifically, in October 2008, we exchanged 1.7 million shares of common stock previously held in treasury for $13.2 million principal amount of our outstanding 5% net share settled contingent convertible senior notes due 2023. Based on the closing price of our common stock on the exchange dates, we recognized a pre-tax gain of approximately $5.3 million related to the exchanges. Further, in November 2008, we redeemed the $225 million principal amount 8.25% Roadway senior notes due December 1, 2008, and the $100 million principal amount 6.5% USF senior notes due May 1, 2009. This resulted in a pre-tax loss on redemption of $2.9 million. We utilized available funding under our Credit Agreement to redeem these notes. We considered repurchasing other of our outstanding bonds, many of which are trading considerably below par value, through a tender offer but ultimately we did not consummate this transaction.

Our primary liquidity vehicles, the Credit Agreement and our ABS Facility are collectively referred to herein as the “Credit Facilities”. As of December 31, 2008, these facilities shared common covenant requirements including performance covenants, specifically a maximum permitted leverage ratio and a minimum required interest coverage ratio. We were not in compliance with the maximum permitted leverage ratio at December 31, 2008. On January 15, 2009, we and our bank group entered in to Waiver No. 1 to the Credit Agreement (“Credit Agreement Waiver”) and a Limited Waiver and Second Amendment to the Third Amended and Restated Receivables Purchase Agreement (“ABS Waiver”). These waivers primarily served to bridge the timing between the covenant violations as of December 31, 2008, and the amended Credit Facilities described below.

In connection with the Credit Agreement Waiver, the Company paid a waiver fee to the consenting lenders equal to $4.7 million. In connection with the ABS Waiver, Yellow Roadway Receivables Funding Corporation, a special purpose entity and wholly owned subsidiary of the Company, paid a waiver fee to the co-agents equal to $2.5 million.

Amendment to Credit Facilities

On April 18, 2008, we entered into Amendment No. 1 to the Credit Agreement and on February 12, 2009, we entered into Amendment No. 2 to the Credit Agreement (collectively, the “Credit Agreement Amendments”). The Credit Agreement, as amended, continues to provide the Company with a $950 million senior revolving credit facility, including sublimits available for borrowings under certain foreign currencies, and a $111.5 million senior term loan (reduced from $150 million). The Credit Agreement, expiring August 17, 2012 (or such earlier date if certain 2010 maturities related to the 8.5% USF Senior Notes and 5% Contingent Convertible Senior Notes are not paid by March 1, 2010 and June 25, 2010, respectively), also provides for letters of credit to be issued that would, in turn, reduce the borrowing capacity under the revolving credit facility. As of December 31, 2008, $515.0 million was drawn under the revolving credit facility, the term loan of $150 million was outstanding and $368.3 million letters of credit were issued.

The Credit Agreement Amendments:

•	require the Company to maintain quarterly minimum EBITDA (as defined in the Credit Agreement) as shown below:

Period	Minimum Consolidated EBITDA
For the fiscal quarter ending on June 30, 2009	$45,000,000
For the two consecutive fiscal quarters ending on September 30, 2009	$130,000,000
For the three consecutive fiscal quarters ending December 31, 2009	$180,000,000
For the four consecutive fiscal quarters ending March 31, 2010	$205,000,000
For the four consecutive fiscal quarters ending June 30, 2010	$205,000,000
For the four consecutive fiscal quarters ending September 30, 2010	$215,000,000
For the four consecutive fiscal quarters ending December 31, 2010	$240,000,000

•	require the Company to have a maximum Total Leverage Ratio (as defined in the Credit Agreement) of 3.5x for each fiscal quarter beginning with the fiscal quarter ending March 31, 2011;

•	require the Company to have a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.5x for each fiscal quarter beginning with the fiscal quarter ending March 31, 2011;

•	require certain terms regarding the Company’s asset sales and direct the net proceeds from certain asset sales to be applied as follows:

•

for any real estate asset sale (other than the first $150 million in net cash proceeds received under certain transactions with NATMI Truck Terminals, LLC (“NATMI”) described below) the net cash proceeds of which, together with the aggregate amount of net cash proceeds from all such real estate asset sales occurring on or after January 1, 2009,

•

is less than or equal to $300 million and occurs on or prior to July 15, 2009, 50 percent of such proceeds shall be used to prepay outstanding revolving loans under the Credit Agreement (without a corresponding permanent reduction of the revolving commitments) (“Revolver Reserve Amount”) and the remaining 50 percent shall be deposited into an escrow account (“Escrow Account”);

•

is less than or equal to $300 million and occurs after July 15, 2009, 50 percent of such proceeds shall be used to prepay amounts outstanding under the Credit Agreement and the remaining 50 percent shall be retained by the Company;

•

is greater than $300 million and less than or equal to $500 million, 75 percent of such proceeds shall be used to prepay amounts outstanding under the Credit Agreement and the remaining 25 percent shall be retained by the Company; and

•	is greater than $500 million, all of such proceeds shall be used to prepay amounts outstanding under the Credit Agreement.

•	limit our maximum capital expenditures to $150 million for the year ended December 31, 2009, and to $235 million for the year ended December 31, 2010;

•

direct the net proceeds from any additional indebtedness or from the issuance of common stock or other equity interests (other than if used to redeem the outstanding 8.5% USF Senior Notes or 5% Contingent Convertible Notes) to be used to prepay amounts under the Credit Agreement;

•	beginning in 2010, require the Company to prepay amounts under the Credit Agreements representing 50% of any annual excess cash flows (as defined in the Credit Agreement);

•	require the Company to maintain daily liquidity (as defined in the Credit Agreement) equal to or greater than $100 million;

•

increased the interest rates and fees applicable to the revolving credit facility and term loan as set forth in the definition of “Applicable Rate” in Section 1.01 of the Credit Agreement; the interest rate on amounts outstanding under the revolving credit facility and term loan is LIBOR (with a floor of 350 basis points) plus 650 basis points (10.0% and 5.2% at December 31, 2008 and 2007, respectively), and the commitment fee for the revolving credit facility is 100 basis points;

•

required the Company and its domestic subsidiaries to pledge the following collateral (i) receivables not secured by the ABS Facility, (ii) intercompany notes not secured by the ABS Facility, (iii) fee-owned real estate parcels, (iv) all rolling stock, (v) 100% of the stock of all domestic subsidiaries of the Company and (vi) 65% of the stock of first-tier foreign subsidiaries of the Company other than the Company’s captive insurance companies; and

•	required each domestic subsidiary of the Company except for Yellow Roadway Receivables Funding Corporation to guarantee the Credit Agreement.

In connection with Amendment No. 2 to the Credit Agreement, we paid fees to the consenting lenders of approximately $8.0 million.

On February 12, 2009, we renewed and amended our ABS Facility. The renewed facility will expire on February 11, 2010. The renewed facility (i) reduced the financing limit available under the ABS Facility to $500 million ($700 million at December 31, 2007), (ii) reduced the letters of credit sublimit to $105 million ($325 million at December 31, 2007) and added a letter of credit fee of 350 basis points, (iii) conformed the financial ratios to be consistent with the Credit Agreement Amendments described above, (iv) increased the loss and discount reserve ratio requirements, (v) increased the administrative fee (calculated based on financing limit) and program fee (calculated based on utilization) to 275 basis points, respectively and (vi) terminated YRC Assurance as a purchaser under the ABS Facility. The interest rate under the ABS Facility for conduits continues to be a variable rate based on A1/P1 rated commercial paper with an approximate interest rate of 2.25% and 5.30% at December 31, 2008 and 2007, respectively, plus the program fee. The interest rate for Wachovia Bank, National Association is one-month LIBOR (with a floor of 350 basis points), plus 650 basis points (10.0% at December 31, 2008), as Wachovia no longer uses a conduit to purchase receivables under the ABS facility.

In connection with the ABS Facility renewal, the Company paid fees to the consenting bank parties equal to approximately $3.8 million. An additional fee equal to approximately $10.0 million will become due September 30, 2009, if the ABS Facility has not been terminated by such date and the Company does not have a corporate credit rating of B/B2 or better from Standard & Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), respectively, by such date. The Company’s corporate credit ratings from S&P and Moody’s are currently CCC/Caa3, respectively.

On February 27, 2009, we amended the ABS Facility to modify certain maximum permitted ratios through September 30, 2009, related to the quality of the underlying accounts receivable supporting the facility.

Capital Transactions Subsequent to December 31, 2008

On January 30, 2009, we received $102.2 million ($101.1 million net of transaction costs) from the proceeds of a sale leaseback type transaction with NATMI. The underlying transaction included providing title of certain real estate assets to NATMI in exchange for proceeds of $102.2 million; however, the transaction did not meet the accounting definition of a ‘sale leaseback’ and as such, the assets remain on our balance sheet and long-term debt is reflected on our balance sheet in the amount of the proceeds. We are required to make annual lease payments, which are recorded as principal and interest payments, of approximately $14.4 million under this arrangement. The proceeds received from this transaction are available to us for general working capital purposes.

On February 13, 2009, we received $9.0 million from the proceeds of an additional closing for additional properties of the sale leaseback transaction with NATMI. The terms of this transaction mirror the January 30, 2009, transaction. We are required to make annual lease payments, which are recorded as principal and interest payments of approximately $1.3 million related to these properties. The proceeds received from this transaction are available to us for general working capital purposes.

On February 13, 2009, we entered into agreements to sell certain real estate assets for approximately $122 million under sale and leaseback type transactions with Estes Express Lines, subject to the satisfaction of normal and customary due diligence. We expect to close on these agreements at various points through June 2009. If all of these transactions close, annual lease payments, which are recorded as principal and interest payments will approximate $11 million.

Risks and Uncertainties

We believe that our forecasted operating performance and planned capital structure actions are sufficient to allow us to remain in compliance with our covenants in our amended Credit Agreement and renewed ABS Facility through 2009. Further, we believe these actions provide sufficient liquidity to meet our working capital needs. However, our belief in remaining in compliance and regarding liquidity sufficiency is a forward-looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. As discussed above, each of the amended Credit Agreement and the ABS Facility contains a minimum EBITDA requirement through December 31, 2010 and maximum leverage and minimum interest coverage ratio thereafter. Our forecasts that reflect our ability to meet these requirements include significant judgment and significant market risk that may or may not be realized. Items that contribute to these judgments and risks, many of which are beyond our control, include the actual duration of the U.S. recession and our related assumptions around economic outlook, the effectiveness of our planned integration of our National Transportation networks and our customers’ acceptance of this change, our ability to further reduce costs and our need for additional liquidity including liquidity from cash flows from operating activities and other liquidity enhancing initiatives (such as sale and leaseback type transactions) that may not materialize. Our forecasts are also dependent on the factors listed in the introduction to Part I and the risk factors listed in Part I of this report.

We anticipate that our existing capital resources, including availability under our Credit Facilities and cash flows from operations, will be adequate to satisfy our liquidity requirements through calendar year 2009. As discussed above, the amended Credit Agreement contains restrictions on the use of proceeds from all types of asset sales excluding up to $150 million related to the NATMI transactions discussed above. If available liquidity is not sufficient to meet our operating and debt service obligations as they come due, management’s plans include pursuing alternative financing arrangements, additional sale leaseback type transactions, extending the temporary non-union wage and benefit reductions, accelerating restructuring activities or reducing expenditures as necessary to meet our cash requirements throughout 2009. However, there is no assurance that, if required, we will be able to raise additional capital, complete asset sale transactions or reduce discretionary spending to provide the required liquidity.

Indebtedness

The following table provides details of the outstanding components and unused capacity under the February 2009 amended revolving credit facility and ABS Facility as if they were applicable at December 31:

(in millions)	2008	2007
Capacity:
Revolving loan	$950.0	$950.0
ABS facility	500.0	700.0

Total capacity	1,450.0	1,650.0

Amounts outstanding:
Revolving loan	(515.0)	(5.1)
Letters of credit	(460.5)	(473.2)
ABS facility	(147.0)	(180.0)
ABS usage for captive insurance company (see below)	(221.0)	(201.4)

Total outstanding	(1,343.5)	(859.7)

Unused capacity	$106.5	$790.3

As shown above, the amended ABS facility permits borrowings of up to $500 million based on qualifying accounts receivable of the Company. However, at December 31, 2008, our underlying accounts receivable supported total capacity under the ABS facility of $435.4 million. Considering this limitation, outstanding borrowings of $147.0 million, captive capacity utilization of $221.0 million, and outstanding letters of credit of $92.2 million, we were overdrawn on the ABS Facility at December 31, 2008, by $24.8 million. This is permitted under the ABS Facility provided that we cure the position on the following business day. We remitted the necessary funds January 2, 2009, to remain in compliance with our ABS Facility.

YRC Assurance Co. Ltd. (“YRC Assurance”) is the Company’s captive insurance company domiciled in Bermuda and a wholly owned and consolidated subsidiary of YRC Worldwide. YRC Assurance insured certain of our subsidiaries for certain of their respective self-insured obligations for workers’ compensation liabilities. Certain qualifying investments were made by YRC Assurance as required by Bermuda regulations. These investments included purchasing a position in the underlying receivables in our ABS Facility. As a result, as shown in the table above, our capacity under the ABS Facility was reduced by YRC Assurance’s investment in receivables of $221.0 million and $201.4 million at December 31, 2008 and 2007, respectively. Our amended Credit Agreement requires us to cease the participation of YRC Assurance in the ABS Facility. We have complied with this requirement. We are also in the process of dissolving YRC Assurance. As a result of these transactions, the operating companies who received insurance from YRC Assurance will be self-insured for their workers’ compensation liabilities.

Contingent Convertible Notes

The balance sheet classification of our contingent convertible notes between short-term and long-term is dependent upon certain conversion triggers, as defined in the applicable indenture. The contingent convertible notes include a provision whereby the note holder can require immediate conversion of the notes if, among other reasons, the credit rating on the contingent convertible notes assigned by Moody’s is lower than B2 or if the credit rating assigned by S&P is lower than B. At December 31, 2008, the credit rating was CC as assigned by S&P, meeting the conversion trigger, and accordingly, the contingent convertible notes have been classified as a short-term liability in the accompanying 2008 consolidated balance sheet. Based upon this particular conversion right and based upon an assumed market price of our stock of $3 per share, which approximates the current market price, our aggregate obligation for full satisfaction of the $386.8 million par value of contingent convertible notes would require cash payments of $27.9 million.

At December 31, 2007, no conversion triggers had been met. Accordingly, based on the effective maturity date, this obligation has been classified as a long-term liability in the accompanying 2007 consolidated balance sheet. The future balance sheet classification of these liabilities will be monitored at each reporting date, and will be determined based on an analysis of the various conversion rights described above and contained in the applicable indenture.

Credit Rating

As of the date of this filing, the credit rating and outlook assigned to us by the three major rating agencies were as follows:

	Corporate/Issuer Rating	Outlook
Fitch	CC	Not applicable
Moody’s	Caa3	Negative
S&P	CCC	Positive

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

The following table illustrates our calculation for determining free cash flow for the years ended December 31:

(in millions)	2008	2007	2006
Net cash from operating activities	$219.8	$392.6	$532.3
Net property and equipment additions	(34.7)	(338.4)	(303.1)
Acquisition of companies	—	—	(25.6)
Investment in affiliate	(46.1)	(1.6)	—
Proceeds from stock options	0.1	6.5	5.7

Free cash flow	$139.1	$59.1	$209.3

Operating cash flows decreased $172.8 million during the year ended December 31, 2008, versus the same period in 2007. Cash from operations was impacted by the reduction of general business volumes in 2008 with lower revenue and exponentially larger reduction in operating income. Lower business volumes contributed to a reduction in accounts receivable from 2007 to 2008 of $236.9 million. Pension transactions in 2008 included contributions of $4.0 million versus contributions of $134.3 million in 2007.

Net cash provided by operating activities decreased from 2006 to 2007 and was reflective of our decreased operating results. During 2007 we made pension contributions of $134.3 million and accrued pension expense of $48.7 million versus $72.1 million of pension contributions and accrued pension expense of $61.5 million in 2006. Additionally, we settled certain obligations with multi-employer pension plans and remitted payments of $45.5 million related to this withdrawal liability in 2007 compared to $16.2 million of payments remitted and accrued expense of $13.3 million in 2006. Our accounts receivable declined from 2006 to 2007 due to a combination of lower business volumes and increased efforts at improving our cash collections. Further, in 2007 we received net tax refunds of $48.1 million, included in “Prepaid expenses and other” in the accompanying balance sheets, versus net tax payments in 2006 of $109.5 million.

In 2008, net property and equipment additions decreased by $303.7 million compared to 2007. Gross property and equipment additions for 2008 were $162.3 million versus $393.8 million for 2007 with the decrease primarily due to a strategic decision to reduce overall capital expenditures due in part to the National Transportation integration. Revenue equipment purchases of $85.5 million were down in 2008 from 2007 due to our financing alternative of leasing $87.1 million of revenue equipment. Proceeds on land sales in 2008 were $110.8 million versus $47.7 million in 2007 as we sold excess properties resulting from our network integration efforts. See a more detailed discussion of 2008 and 2007 activity below in “Capital Expenditures”.

In 2007, net property and equipment additions increased by $35.3 million compared to 2006. Gross property and equipment additions for 2007 were $393.8 million versus $377.7 million for 2006 with the increase primarily due to technology investments and terminal and facility construction. Revenue equipment purchases of $268.9 million were consistent with 2006 which was in line with our fleet replacement patterns.

Other than the property and equipment activity discussed above, investing activities in 2008 also includes $46.1 million used to purchase a 65% equity interest in Shanghai Jiayu Logistics Co., Ltd. while 2007 includes transaction costs associated with the acquisition of Jiayu and other immaterial investments. The amounts reported in 2006 include payments of $21.9 million to the seller of GPS Asia and $2.5 million to GPS Logistics (EU) Limited, both under contractual earn-out obligations.

Net cash provided by financing activities for 2008 was $134.2 million versus cash used in financing activities of $69.7 million for 2007. The 2008 activity is a result of $145.6 million increase of debt, offset by $11.4 million of debt issuance costs related to the modification and expansion of our Credit Agreement and $3.8 million of make whole premium payments in relation to the redemption of the USF and Roadway notes. The 2007 activity is a result of $35.0 million of common stock repurchases, $39.9 million of net debt reduction and $1.3 million of debt issuance costs offset by stock option proceeds of $6.5 million. The 2006 activity is the result of $20.0 million of common stock repurchases and $195.0 million of debt pay down offset by stock option proceeds of $5.7 million.

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

The table below summarizes our actual net capital expenditures by type and investments for the years ended December 31:

(in millions)	2008	2007	2006
Revenue equipment	$68.5	$261.4	$268.2
Land, structures and technology	(33.8)	77.0	34.9

Total net capital expenditures	34.7	338.4	303.1
Acquisition of companies and affiliates	46.1	1.6	25.6

Total	$80.8	$340.0	$328.7

In 2008, we elected to lease new revenue equipment under $87.1 million of operating leases. This, coupled with our goal of reducing overall capital expenditures as we plan and execute our National Transportation integration, resulted in decreased net spending on revenue equipment in 2008 versus 2007. Our 2008 technology expenditures decreased $32.3 million versus 2007 as we changed our IT efforts from building new tools to planning for, and data migration related to, the National Transportation integration, both of which are not capitalizable. Proceeds on land sales in 2008 were $110.8 million versus $47.7 million in 2007. We expect 2009 net capital spending to approximate $25 to $50 million. We believe our financial condition and access to capital, as they exist today, are adequate to fund our anticipated capital expenditures.

Our expectation regarding our ability to fund capital expenditures out of existing financing facilities and cash flow is only our forecast regarding this matter. This forecast may be substantially different from actual results. In addition to the factors previously described in the introduction to “Part I” and the risk factors listed in “Part I” of this report, the following factors could affect levels of capital expenditures: the accuracy of our estimates regarding our spending requirements; the occurrence of any unanticipated acquisition opportunities; changes in our strategic direction; the need to spend additional capital on cost reduction opportunities; the need to replace any unanticipated losses in capital assets and our ability to dispose of excess real estate at our anticipated sales price.

Non-union Pension Obligations

We provide defined benefit pension plans for certain employees not covered by collective bargaining agreements. The two largest plans are the qualified plans for Yellow Transportation and Roadway. The Yellow Transportation and Roadway qualified plans cover approximately 14,000 employees including those currently receiving benefits and those who have left the company with deferred benefits. On January 1, 2004, the existing qualified benefit plans were closed to new participants. On July 1, 2008, benefits for all participants were frozen. All U.S. salaried non-union employees will participate in a defined contribution retirement plan prospectively.

Although the benefits have been frozen, we expect pension funding to remain an area of management focus over the next several years. The Pension Protection Act of 2006 encouraged companies to fully fund their benefit obligation by 2011. However, the recent significant market declines have impacted our ability to capture the benefits of such aggressive funding. The Worker, Retiree and Employer Recovery Act of 2008 has provided modest relief from the market events in 2008 by decreasing short-term contribution requirements. We intend to make the required minimum contributions specified by the legislation. Given the dependence on the economy and the significant amounts involved, pension funding could have a material impact on our liquidity. Using our current plan assumptions, which include an assumed 8.5% return on assets and discount rate of 6.52%, we either recorded or expect to record the following for all YRC-sponsored pension plans.

(in millions)	Cash Funding	Pension Expense (Benefit)	Under Funded Status at December 31
2008 Actual	$4.0	$(37.2)	$360.3
2009 Expected	13.8	18.7	368.5
2010 Expected	50.8	23.0	337.8
2011 Expected	63.8	24.6	292.1
2012 Expected	93.7	25.4	214.5
2013 Expected	82.3	24.7	143.1

The forward-looking pension cash estimates are based on the provisions of the Worker, Retiree and Employer Recovery Act of 2008, including asset smoothing and reduced amortizations. We have projected these costs assuming no changes to current assumptions other than asset returns. For purposes of projecting cash contributions, we have projected asset returns using an assumption of 6.5% per year. If actual asset returns fall short of the 6.5% assumption by 1% per year, total cash funding would be $9.5 million higher over the next five years. In addition, if interest rates decrease 100 basis points from January 1, 2009, levels, total cash funding would be $84.8 million higher over the next five years.

Our actual 2008 pension benefit of $37.2 million was lower than the $34.7 million of expense we estimated at December 31, 2007 due to resulting curtailment gains from the plan freeze on July 1, 2008.

The above discussion includes forward-looking statements as indicated by “expect” and “estimate” and the actual results may be materially different. Factors that affect these results include actual return on plan assets and discount rate changes among others.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of December 31, 2008. Most of these obligations and commitments have been discussed in detail either in the preceding paragraphs or the notes to the financial statements. The tables do not include expected pension funding as disclosed separately in the previous section.

Contractual Cash Obligations

	Payments Due by Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Balance sheet obligations:(a)
ABS borrowings	$147.0	$—	$—	$—	$147.0
Long-term debt including interest(b)	127.6	546.7	828.6	—	1,502.9
USF Red Star multi-employer pension withdrawal obligation including interest	1.7	3.5	3.0	—	8.2
Off balance sheet obligations:
Operating leases	106.1	128.2	45.2	17.0	296.5
Capital expenditures	15.5				15.5

Total contractual obligations	$397.9	$678.4	$876.8	$17.0	$1,970.1

(a)	Total liabilities for unrecognized tax benefits as of December 31, 2008, were $199.8 million and are classified on the Company’s consolidated balance sheet within “Other Current and Accrued Liabilities”.

(b)	Long-term debt maturities are reflected by contractual maturity for all obligations other than the contingent convertible senior notes. These notes are instead presented based on the earliest possible redemption date defined as the first date on which the note holders have the option to require us to purchase their notes at par. At December 31, 2008, these notes are convertible for cash payments of approximately $27.9 million based on an assumed market price of $3 per share for our common stock. Should the note holders elect to exercise the conversion options, cash payments of $27.9 million would be less than those presented in the table above.

During the year ended December 31, 2008, we entered into new operating leases for revenue equipment of approximately $87.1 million. We expect in the ordinary course of business that our operating leases will be renewed or replaced as they expire. The leases generally provide for fixed and escalating rentals and contingent escalating rentals based on the Consumer Price Index not to exceed certain specified amounts. We record rent expense for our operating leases on a straight-line basis over the base term of the lease agreements. In many cases our subsidiaries enter into leases and a parent guarantee is issued. The maximum amount of undiscounted future payments under the guarantee are the same as the contractual cash obligations disclosed above.

On January 30, 2009, we completed a financing transaction with NATMI that included new borrowings of $102.2 million at an implied interest rate of 11%. We are required to make annual lease payments, which are recorded as principal and interest payments of $14.4 million through February 2019. On February 13, 2009, we completed a second financing transaction with NATMI resulting in proceeds of $9.0 and annual lease payments, which are recorded as principal and interest payments of $1.3 million through March 2019.

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

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Unused line of credit	$(24.8)	$—	$66.7	$—	$41.9
Letters of credit	460.5	—	—	—	460.5
Surety bonds	114.8	0.1	0.1	—	115.0

Total commercial commitments	$550.5	$0.1	$66.8	$—	$617.4

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

For shipments in transit, National Transportation, Regional Transportation and Truckload record revenue based on the percentage of service completed as of the period end and accrue delivery costs as incurred. In addition, National Transportation, Regional Transportation and Truckload recognize revenue on a gross basis because the entities are the primary obligors even when they use other transportation service providers who act on their behalf. National Transportation, Regional Transportation and Truckload remain responsible to their customers for complete and proper shipment, including the risk of physical loss or damage of the goods and cargo claims issues. YRC Logistics recognizes revenue upon the completion of services. In certain logistics transactions where YRC Logistics acts as an agent, revenue is recorded on a net basis. Net revenue represents revenue charged to customers less third-party transportation costs. Where YRC Logistics acts as principal, it records revenue from these transactions on a gross basis, without deducting transportation costs. Management believes these policies most accurately reflect revenue as earned. Our revenue-related reserves involve three primary estimates: shipments in transit, rerate reserves and uncollectible accounts.

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

Rerate Reserves

At various points throughout our customer invoicing process, incorrect ratings could be identified based on many factors, including weight verifications or updated customer discounts. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. We accrue a reserve for rerating based on historical trends. At December 31, 2008 and 2007, our financial statements included a rerate reserve of $24.3 million and $35.7 million, respectively. The decrease in the rerate reserve from 2007 to 2008 resulted primarily from the decrease in operating revenue in 2008.

Uncollectible Accounts

We record an allowance for doubtful accounts primarily based on historical uncollectible amounts. We also take into account known factors surrounding specific customers and overall collection trends. Our process involves performing ongoing credit evaluations of customers, including the market in which they operate and the overall economic conditions. We continually review historical trends and make adjustments to the allowance for doubtful accounts as appropriate. Our allowance for doubtful accounts totaled $32.0 million and $34.9 million as of December 31, 2008 and 2007, respectively.

Claims and Self-Insurance

We are self-insured up to certain limits for workers’ compensation, cargo loss and damage, property damage and liability claims. We measure the liabilities associated with workers’ compensation and property damage and liability claims primarily through actuarial methods that an independent third party performs. Actuarial methods include estimates for the undiscounted liability for claims reported, for claims incurred but not reported and for certain future administrative costs. These estimates are based on historical loss experience and judgments about the present and expected levels of costs per claim and the time required to settle claims. The effect of future inflation for costs is considered in the actuarial analyses. Actual claims may vary from these estimates due to a number of factors, including but not limited to, accident frequency and severity, claims management, changes in healthcare costs and overall economic conditions. We discount the actuarial calculations of claims liabilities for each calendar year to present value based on the average U.S. Treasury rate, during the calendar year of occurrence, for maturities that match the initial expected payout of the liabilities. As of December 31, 2008 and 2007, we had $495.7 million and $478.3 million accrued for claims and insurance, respectively.

Pension

Effective July 1, 2008, YRC Worldwide froze its qualified and nonqualified defined benefit pension plans for all participating employees not covered by collective bargaining agreements. Given the frozen status of the plans, the key estimates in determining pension cost are return on plan assets and discount rate, each of which are discussed below.

Return on Plan Assets

The assumption for expected return on plan assets represents a long-term assumption of our portfolio performance that can impact our pension expense. With $601 million of plan assets for the YRC Worldwide funded pension plans, a 50-basis-point decrease in the assumption for expected rate of return on assets would increase annual pension expense by approximately $3.3 million and would have no effect on the underfunded pension liability reflected on the balance sheet.

We believe our 2009 expected rate of return of 8.50% is appropriate based on our historical experience in this investment portfolio as well as a review of other objective indices. Although plan investments are subject to short-term market volatility, we believe they are well diversified and closely managed. Our asset allocation as of December 31, 2008 consisted of 64% equities, 31% in debt securities, and 5% in other investments. This allocation is consistent with the long-term target asset allocation for the plans. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately. Refer to our discussion of “Non-union Pension Obligations” under the “Financial Condition” section for details of actual and anticipated pension charges.

Discount Rate

The discount rate refers to the interest rate used to discount the estimated future benefit payments to their present value, also referred to as the benefit obligation. The discount rate allows us to estimate what it would cost to settle the pension obligations as of the measurement date, December 31, and impacts the following year’s pension cost. We determine the discount rate by choosing a portfolio of high quality (those rated AA- or higher by Standard & Poors) non-callable bonds such that the coupons and maturities approximate our expected benefit payments. When developing the bond portfolio, there are some years when benefit payments are expected with no corresponding bond maturing. In these instances, we estimated the appropriate bond by interpolating yield characteristics between the bond maturing in the immediately preceding year and the bond maturing in the next available year. This analysis is traditionally reperformed on a biannual basis or more frequently when specific events require a current analysis. For the years that we do not prepare a bond matching analysis, we utilize a spread against a specific index, the Citigroup Pension Liability Index, which is consistent with the actual spread observed in the year the analysis is performed.

Although the discount rate used requires little judgment, changes in the discount rate can significantly impact our pension cost. For example, a 50-basis-point decrease in our discount rate would increase annual pension expense by approximately $5.3 million and increase our underfunded pension liability reflected in shareholders’ equity by approximately $68.4 million, net of tax, assuming all other factors remain constant. Changes in the discount rate do not have a direct impact on cash funding requirements. The discount rate can fluctuate considerably over periods depending on overall economic conditions that impact long-term corporate bond yields. At December 31, 2008 and 2007, we used a discount rate to determine benefit obligations of 6.52% and 6.61%, respectively.

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

As of year end 2008, the pension plans have an unrecognized net loss of $287.0 million and a projected benefit obligation of $961.8 million. The average remaining service period is approximately 10 years. For 2009, we expect to amortize approximately $9.3 million of the net loss. The comparable amortization amounts for 2008 and 2007 were $1.0 million and $7.9 million, respectively.

Multi-Employer Pension Plans

YRC, New Penn, Holland and Reddaway contribute to approximately 20 separate multi-employer pension plans for employees that our collective bargaining agreements cover (approximately 70% of total YRC Worldwide employees). The pension plans provide defined benefits to retired participants.

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

the Pension Protection Act could require us to make additional contributions to the multi-employer pension plan from five to ten percent of the contributions that our labor agreement requires until the labor agreement expires. Our labor agreement, however, provides that if additional contributions are required, that money designated for certain other benefits would be reallocated to pay for the additional contributions.

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

Funded status of the Central States Plan

The plan administrators and trustees of multi-employer plans do not routinely provide us with current information regarding the status of each multi-employer pension plan’s funding. This will change in the near future because the Pension Protection Act requires multi-employer pension plans to file more current and expanded, routine reports with the IRS, the Department of Labor and other interested parties for plan years that began after January 1, 2008. At this time, the information that we are providing in this Form 10-K regarding the funding status, funded percentage or our portion of multi-employer plan theoretical withdrawal liabilities is based on publicly available information, which is often dated, and on the limited information available from plan administrators or plan trustees, which may not be independently validated.

The Pension Protection Act provides that certain plans with a funded percentage of less than 65% will be deemed to be in critical status. Plans in critical status must create a rehabilitation plan to exit critical status within periods that the Pension Protection Act prescribes. The Central States Southeast and Southwest Areas Pension Plan (the “Central States Plan”) provides retirement benefits to approximately 40% of our total employees. The Central States Plan has reported that it is in critical status and indicated that the employer contribution levels of our new collective bargaining agreement effective April 1, 2008, are sufficient to meet the requirements of the rehabilitation plan without additional contributions.

On December 23, 2008, the “Worker, Retiree, and Employer Recovery Act of 2008” became law which provides multi-employer plans some temporary relief from the impact of the significant market declines of 2008 in meeting the PPA requirements. It is uncertain at this time what impact the new law will have on the plans.

Contingent Withdrawal Liabilities

Because of the recent significant declines in the financial markets, it is not possible to estimate the impact of funded status of the plans without information directly from the funds. Most plans are expected to be substantially more under funded than last year which would have a materially negative impact on the estimated amount of withdrawal or termination liability. We believe that our portion of the contingent liability in the case of a full withdrawal or termination from all of the multi-employer pension plans to which we contribute would be an estimated $4 billion on a pre-tax basis before taking into consideration the recent market declines. If the Company were subject to withdrawal liability with respect to a plan, ERISA provides that a withdrawing employer can pay the obligation in a lump sum or over time determined by the employer’s annual contribution rate prior to withdrawal, which, in some cases, could be up to 20 years. Even so, our applicable subsidiaries have no current intention of taking any action that would subject us to payment of material withdrawal obligations.

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

In 2006, we revised the estimated useful lives and salvage values of certain classes of property and equipment to more appropriately reflect how the assets are expected to be used over time. Effective July 1, 2006, we increased revenue equipment lives to a range of ten to twenty years from three to fourteen years and modified certain salvage values. If we had not changed the estimated useful lives and salvage values of such property and equipment, additional depreciation expense of approximately $69.5 million, $66.0 million and $26.3 million would have been recorded during the years ended December 31, 2008, 2007 and 2006, respectively. Accordingly, the changes in estimates resulted in an increase in income from continuing operations of approximately $69.5 million, $66.0 million and $26.3 million (a $40.6 million, $41.8 million and $16.0 million increase in net income) for the years ended December 31, 2008, 2007 and 2006, respectively. The change in estimate also increased diluted earnings per share by $0.70, $0.73 and $0.27 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which revises SFAS No. 141, Business Combinations, originally issued in June 2001. SFAS No. 141R will apply to business combinations for which the acquisition date is on or after January 1, 2009, and could have a material impact on us with respect to business combinations completed on or after the effective date. The significant revisions include, but are not limited to the “acquirer” recording 100% of all assets and liabilities, including goodwill, of the acquired business, generally at their fair values, and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. In addition, as of the effective date, reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties related to any business combinations, even those completed prior to the effective date, will be recognized in earnings, except for qualified measurement period adjustments.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will be effective for our quarterly reporting period ending March 31, 2009, and could have a material impact on us to the extent we enter into an arrangement after the effective date of the standard where we are required to consolidate a noncontrolling interest. If such an event occurs, we will report the noncontrolling interest’s equity as a component of our equity in our consolidated balance sheet, we will report the component of net income or loss and comprehensive income or loss attributable to the noncontrolling interest separately and changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Adoption of SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. This FSP clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP is effective for our financial statements beginning January 1, 2009, and early adoption is not permitted. This FSP is required to be applied retrospectively to all periods presented. We are finalizing the impact of this FSP and currently believe that the adoption of this standard will result in higher interest expense of approximately $3.0 million and lower earnings per share beginning in 2009.

Outlook

U.S. economic growth is projected to remain in recession in the first half of the year, but show positive growth in the second half. The median forecast anticipates gross domestic product (“GDP”) to contract at a pace of 2.0 to 2.4 percent in 2009 as the economy works through the housing sector contraction and the effect of credit market turbulence. Growth in business capital spending, along with consumer spending in 2009, is expected to be slightly lower than 2008. Business spending is expected to continue to benefit from generally solid corporate balance sheets and cash balances accumulated during the recent period of strong corporate profits, but growth is expected to be well below the rates seen in recent years. The price of oil is expected to decline but remain elevated by historical standards. We expect competitive LTL pricing trends to continue during the upcoming year.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Position

We have exposure to a variety of market risks, including the effects of interest rates, foreign exchange rates and fuel prices.

Risk from Interest Rates

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we utilize both fixed rate and variable rate financial instruments with varying maturities. At December 31, 2008, we had approximately 40% of our outstanding debt at fixed rates. If interest rates for our variable rate long-term debt had averaged 10% more during the year, our interest expense would have increased, and income before taxes would have decreased by $1.2 million and $2.4 million for the years ended December 31, 2008 and 2007, respectively.

The table below provides information regarding our interest rate risk related to fixed-rate debt as of December 31, 2008. Principal cash flows are by contractual maturity. The contingent convertible senior notes are reflected as 2009 maturities as we have triggered a conversion right at December 31, 2008.

(in millions)	2009	2010	2011	2012	2013	Thereafter	Total
Fixed-rate debt	$387.8	$156.0	$—	$—	$—	$—	$543.8
Average interest rate	4.37%	8.41%	—	—	—	—

The fair values of our USF senior notes and contingent convertible senior notes of $212.7 million and $856.5 million have been calculated based on the quoted market prices at December 31, 2008 and 2007, respectively. Included in the 2007 amounts is a fair value of $100.8 million for the 6.5% USF senior notes that were redeemed during 2008. The market price for the contingent convertible senior notes reflects the combination of debt and equity components of the convertible instrument.

Foreign Exchange Rates

Revenue, operating expenses, assets and liabilities of our Canadian, Mexican, Asian, South American and United Kingdom subsidiaries are denominated in local currencies, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not material to our consolidated financial position or results of operations.

Fuel Price Volatility

National Transportation, Regional Transportation and Truckload currently have effective fuel surcharge programs in place. As discussed previously, these programs are well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average, national diesel fuel prices and is reset weekly, our exposure to fuel price volatility is significantly reduced.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(in thousands except per share data)	December 31, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$325,349	$58,233
Accounts receivable, less allowances of $31,998 and $34,933	837,055	1,073,915
Fuel and operating supplies	24,719	29,051
Deferred income taxes, net	133,781	41,019
Prepaid expenses and other	139,601	175,316

Total current assets	1,460,505	1,377,534

Property and Equipment:
Land	413,953	449,696
Structures	1,104,818	1,127,189
Revenue equipment	1,873,274	1,919,443
Technology equipment and software	316,361	327,629
Other	269,475	259,834

	3,977,881	4,083,791
Less – accumulated depreciation	(1,776,904)	(1,703,318)

Net property and equipment	2,200,977	2,380,473

Goodwill	—	700,659
Intangibles, net	184,769	533,327
Other assets	119,862	70,630

Total assets	$3,966,113	$5,062,623

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$333,910	$387,740
Wages, vacations and employees’ benefits	356,410	426,119
Claims and insurance accruals	171,425	167,875
Other current and accrued liabilities	318,569	201,850
Asset backed securitization borrowings	147,000	180,000
Current maturities of long-term debt	426,337	231,955

Total current liabilities	1,753,651	1,595,539

Other Liabilities:
Long-term debt, less current portion	787,415	822,048
Deferred income taxes, net	238,704	521,615
Pension and postretirement	370,031	180,166
Claims and other liabilities	341,918	330,951
Commitments and Contingencies
Shareholders’ Equity:
Common stock, $1 par value per share – authorized 120,000 shares, issued 62,413 and 61,514 shares	62,413	61,514
Preferred stock, $1 par value per share – authorized 5,000 shares, none issued	—	—
Capital surplus	1,224,606	1,211,956
Retained earnings (deficit)	(547,338)	471,119
Accumulated other comprehensive income (loss)	(172,550)	12,329
Treasury stock, at cost (3,079 and 4,802 shares)	(92,737)	(144,614)

Total shareholders’ equity	474,394	1,612,304

Total liabilities and shareholders’ equity	$3,966,113	$5,062,623

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands except per share data)	2008	2007	2006
Operating Revenue	$8,940,401	$9,621,316	$9,918,690

Operating Expenses:
Salaries, wages and employees’ benefits	5,251,173	5,741,078	5,735,720
Operating expenses and supplies	1,984,030	1,864,957	1,819,030
Purchased transportation	1,075,286	1,089,041	1,090,504
Depreciation and amortization	264,291	255,603	274,184
Other operating expenses	410,244	437,323	435,876
Gains on property disposals, net	(19,083)	(5,820)	(8,360)
Reorganization and settlements	25,210	22,385	26,302
Impairment charges	1,023,376	781,875	—

Total operating expenses	10,014,527	10,186,442	9,373,256

Operating income (loss)	(1,074,126)	(565,126)	545,434

Nonoperating (Income) Expenses:
Interest expense	77,907	88,760	87,760
Interest income	(4,293)	(4,372)	(3,127)
Other, net	(4,278)	2,203	4,845

Nonoperating expenses, net	69,336	86,591	89,478

Income (Loss) Before Income Taxes	(1,143,462)	(651,717)	455,956
Income Tax Provision (Benefit)	(169,070)	(13,336)	179,324

Net Income (Loss)	$(974,392)	$(638,381)	$276,632

Weighted Average Common Shares Outstanding - Basic	57,583	57,154	57,361
Weighted Average Common Shares Outstanding - Diluted	57,583	57,154	58,339
Basic Earnings (Loss) Per Share	$(16.92)	$(11.17)	$4.82
Diluted Earnings (Loss) Per Share	$(16.92)	$(11.17)	$4.74

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands except per share data)	2008	2007	2006
Operating Activities:
Net income (loss)	$(974,392)	$(638,381)	$276,632
Noncash items included in net income (loss):
Depreciation and amortization	264,291	255,603	274,184
Impairment charges	1,023,376	781,875	—
Deferred income tax provision, net	(158,352)	8,533	161,223
Loss on sale of subsidiary	—	—	2,843
Gains on debt redemptions, net	(2,400)	—	—
Gains on property disposals, net	(19,115)	(7,547)	(8,360)
Curtailment gains, net	(88,690)	—	—
Other noncash items	(2,606)	9,925	9,315
Changes in assets and liabilities, net:
Accounts receivable	236,860	107,497	(26,292)
Accounts payable	(53,904)	(9,320)	(9,618)
Other operating assets	33,374	(3,904)	(59,514)
Other operating liabilities	(38,622)	(111,683)	(88,109)

Net cash provided by operating activities	219,820	392,598	532,304

Investing Activities:
Acquisition of property and equipment	(162,276)	(393,763)	(377,687)
Proceeds from disposal of property and equipment	127,590	55,339	74,630
Acquisition of companies	—	—	(25,627)
Investment in affiliate	(46,133)	(1,608)	—
Other	(6,115)	(1,055)	(287)

Net cash used in investing activities	(86,934)	(341,087)	(328,971)

Financing Activities:
Asset backed securitization borrowings, net	(33,000)	(45,000)	(149,970)
Issuance of long-term debt	510,400	155,096	—
Debt issuance costs	(11,404)	(1,298)	—
Repayment of long-term debt	(331,816)	(150,000)	(45,022)
Treasury stock purchases	—	(34,997)	(19,997)
Proceeds from exercise of stock options	50	6,530	5,686

Net cash (used in) provided by financing activities	134,230	(69,669)	(209,303)

Net Increase (Decrease) In Cash and Cash Equivalents	267,116	(18,158)	(5,970)
Cash and Cash Equivalents, Beginning of Year	58,233	76,391	82,361

Cash and Cash Equivalents, End of Year	$325,349	$58,233	$76,391

Supplemental Cash Flow Information:
Income taxes paid (refund), net	$(46,463)	$(48,132)	$109,500
Interest paid	70,945	84,076	90,072
Employer 401(k) contributions settled in common stock	8,108	9,548	7,383

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands except per share data)	2008	2007	2006
Common Stock
Beginning balance	$61,514	$60,876	$60,450
Exercise of stock options	3	221	185
Issuance of equity awards, net	249	119	64
Employer contribution to 401(k) plan	647	298	177

Ending balance	62,413	61,514	60,876

Capital Surplus
Beginning balance	1,211,956	1,180,578	1,154,654
Exercise of stock options, including tax benefits	47	6,309	5,501
Share-based compensation	5,750	14,748	12,265
Employer contribution to 401(k) plan	7,461	9,250	7,206
Other, net	(608)	1,071	952

Ending balance	1,224,606	1,211,956	1,180,578

Retained Earnings (Deficit)
Beginning balance	471,119	1,115,246	838,614
Cumulative effect – adoption of FIN 48, “Accounting for Uncertainty in Income Taxes”	—	(5,746)	—
Exchange of 1.7 million shares of treasury stock for $13.2 million contingent convertible notes	(44,065)	—	—
Net income (loss)	(974,392)	(638,381)	276,632

Ending balance	(547,338)	471,119	1,115,246

Accumulated Other Comprehensive Income (Loss)
Beginning balance	12,329	(54,534)	(27,610)
Adjustment to initially apply SFAS No. 158, net of tax	—	—	(56,505)
Pension, net of tax:
Net pension gains (losses)	(171,831)	45,345	—
Reclassification of net losses (gains) to net income	(20,711)	5,452	—
Curtailment and settlement adjustments	23,058	—	—
Minimum pension liability adjustment	—	—	28,000
Foreign currency translation adjustments	(15,395)	16,066	1,581

Ending balance	(172,550)	12,329	(54,534)

Treasury Stock, At Cost
Beginning balance	(144,614)	(109,617)	(89,620)
Treasury stock purchases	—	(34,997)	(19,997)
Exchange of 1.7 million shares of treasury stock for $13.2 million contingent convertible notes	51,877	—	—

Ending balance	(92,737)	(144,614)	(109,617)

Total Shareholders’ Equity	$474,394	$1,612,304	$2,192,549

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands except per share data)	2008	2007	2006
Net income (loss)	$(974,392)	$(638,381)	$276,632
Other comprehensive income (loss), net of tax:
Pension:
Minimum pension liability adjustment	—	—	28,000
Net prior service cost	588	980	—
Net actuarial gains (losses)	(193,130)	49,817	—
Curtailment and settlement adjustments	23,058	—	—
Changes in foreign currency translation adjustments	(15,395)	16,066	1,581

Other comprehensive income (loss)	(184,879)	66,863	29,581

Comprehensive income (loss)	$(1,159,271)	$(571,518)	$306,213

The notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

YRC Worldwide Inc. and Subsidiaries

Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. These services include global, national and regional transportation as well as logistics. Our operating subsidiaries include the following:

•

YRC National Transportation (“National Transportation”) is the reporting unit for our transportation service providers focused on business opportunities in regional, national and international services. Through September 30, 2008, National Transportation was comprised of the Company’s two largest less-than-truckload (“LTL”) subsidiaries, Yellow Transportation and Roadway. In October 2008, these two subsidiaries merged and changed the name of the surviving entity to YRC Inc. (“YRC”). This unit provides for the movement of industrial, commercial and retail goods, primarily through regionalized and centralized management and customer facing organizations. National Transportation also includes YRC Reimer (formerly Reimer Express Lines), a subsidiary located in Canada that specializes in shipments into, across and out of Canada. Approximately 38% of National Transportation shipments are completed in two days or less. In addition to the United States (“U.S.”) and Canada, National Transportation also serves parts of Mexico, Puerto Rico and Guam.

•

YRC Regional Transportation (“Regional Transportation”) is the reporting unit for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of New Penn Motor Express (“New Penn”), Holland and Reddaway. These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the United States; Quebec, Canada; Mexico and Puerto Rico. Approximately 92% of Regional Transportation LTL shipments are completed in two days or less. In 2006, Regional Transportation also included USF Bestway. In February 2007, the majority of USF Bestway’s operations were consolidated into Reddaway.

•

YRC Logistics plans and coordinates the movement of goods worldwide to provide customers a single source for logistics management solutions. YRC Logistics delivers a wide range of global logistics management services, with the ability to provide customers improved return-on-investment results through logistics services and technology management solutions.

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

At December 31, 2008, approximately 70% of our labor force was subject to collective bargaining agreements, which predominantly expire in 2013. In January 2009, the primary labor agreement was modified to reflect a 10% reduction in all wages, inclusive of scheduled increases, through the remaining life of the agreement of March 31, 2013. The modification also suspended any cost of living increases through 2013.

In conjunction with the reductions agreed to by our union employees, effective January 1, 2009, the salaries of all non-union employees were reduced 10%. This reduction is expected to change to a 5% reduction on July 1, 2009, with base salaries returning to their previous levels January 1, 2010.

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

Foreign Currency

Our functional currency is the U.S. dollar, whereas, our foreign operations utilize the local currency as their functional currency. Accordingly, for purposes of translating foreign subsidiary financial statements to the U.S. dollar reporting currency, assets and liabilities of our foreign operations are translated at the fiscal year end exchange rates and income and expenses are translated at the average exchange rates for the fiscal year. Foreign currency gains and losses resulting from foreign currency transactions resulted in a $0.3 million gain and a $5.4 million loss during 2008 and 2007, respectively, and are included in other nonoperating expense in the accompanying consolidated statement of operations. The amount in 2006 was not material.

Financial and Derivative Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximates their fair value due to the short-term nature of these instruments.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires companies to recognize all derivative financial instruments as either assets or liabilities at their fair value. During 2008 and 2007, we maintained a forward contract to hedge our exposure to foreign currency risk related to an intercompany note between a U.S. subsidiary and a United Kingdom subsidiary. This contract expired December 31, 2008, was not renewed and did not have a material impact to our operations.

Claims and Insurance Accruals

Claims and insurance accruals, both current and long-term, reflect the estimated cost of claims for workers’ compensation, cargo loss and damage, and property damage and liability that insurance does not cover. We base reserves for workers’ compensation and property damage and liability claims primarily upon actuarial analyses that independent actuaries prepare. These reserves are discounted to present value using a risk-free rate based on the year of occurrence. The risk-free rate is the U.S. Treasury rate for maturities that match the expected payout of such claims. The process of determining reserve requirements utilizes historical trends and involves an evaluation of accident frequency and severity, claims management, changes in health care costs and certain future administrative costs. The effect of future inflation for costs is considered in the actuarial analyses. Adjustments to previously established reserves are included in operating results in the year of adjustment. As of December 31, 2008 and 2007, we had $495.7 million and $478.3 million, respectively, accrued for claims and insurance.

During the year ended December 31, 2006, we received $4.0 million of business-interruption insurance recoveries related to the August 2005 hurricane Katrina. This amount has been classified as revenue in the accompanying consolidated statement of operations for our National Transportation segment.

Stock-Based Compensation

We have various stock-based employee compensation plans, which are described more fully in the “Stock Compensation Plans” note. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment.” We recognize compensation costs for non-vested shares and compensation cost for all share-based payments (i.e., options) granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Additionally, we recognize compensation cost for all share-based payments granted subsequent to January 1, 2006, on a straight-line basis over the requisite service period (generally three to four years) based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Property and Equipment

We carry property and equipment at cost less accumulated depreciation. We compute depreciation using the straight-line method based on the following service lives:

Years
Structures	10 – 30
Revenue equipment	10 – 20
Technology equipment and software	3 – 7
Other	3 – 10

We charge maintenance and repairs to expense as incurred, and capitalize replacements and improvements when these costs extend the useful life of the asset. We utilize certain terminals and equipment under operating leases. Leasehold improvements are capitalized and amortized over the original lease term.

Our investment in technology equipment and software consists primarily of customer service and freight management equipment and related software. We capitalize certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software, payroll and payroll-related costs for employees directly associated with the project. For the years ended December 31, 2008, 2007 and 2006, we capitalized $12.6 million, $26.8 million, and $14.7 million, respectively, which were primarily payroll and payroll-related costs.

In 2006, we revised the estimated useful lives and salvage values of certain classes of property and equipment to more appropriately reflect how the assets are expected to be used over time. Effective July 1, 2006, we increased revenue equipment lives to a range of ten to twenty years from three to fourteen years and modified certain salvage values. If we had not changed the estimated useful lives and salvage values of such property and equipment, additional depreciation expense of approximately $69.5 million, $66.0 million and $26.3 million would have been recorded during the years ended December 31, 2008, 2007 and 2006, respectively. Accordingly, the changes in estimates resulted in an increase in income from continuing operations of approximately $69.5 million, $66.0 million and $26.3 million (a $40.6 million, $41.8 million and $16.0 million increase in net income) for the years ended December 31, 2008, 2007 and 2006, respectively. The change in estimate also increased diluted earnings per share by $0.70, $0.73 and $0.27 for the years ended December 31, 2008, 2007 and 2006, respectively.

For the years ended December 31, 2008, 2007 and 2006, depreciation expense was $246.8 million, $237.3 million, and $251.7 million, respectively.

Impairment of Long-Lived Assets

If facts and circumstances indicate that the carrying amount of identifiable amortizable intangibles and property, plant and equipment may be impaired, we would perform an evaluation of recoverability in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If an evaluation were required, we would compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a reduction to the carrying amount is required. The carrying amount of an impaired asset would be reduced to fair value.

Based on current economic conditions and on the results of our impairment tests for goodwill as discussed below, we determined a review of impairment of long-lived assets was necessary as of December 31, 2008. Our analysis of undiscounted cash flows indicated no impairment charge for long-lived assets was required at December 31, 2008.

Asset Retirement Obligations

We record estimated liabilities for the cost to return leased property to its original condition at the end of a lease term. Revisions to these liabilities for such costs may occur due to changes in the estimates for real property lease restoration costs, or changes in regulations or agreements affecting these obligations. These obligations could also include removal of underground storage tanks at leased or owned properties. Our accrual also includes amounts for restoration of U.S. federal “Superfund” sites. When we have been identified as a potentially responsible party in a Superfund site, we accrue our share of the estimated remediation costs of the site based on the ratio of the estimated volume of waste contributed to the site by us to the total volume of waste at the site. At December 31, 2008 and 2007, our estimated asset retirement obligations totaled $6.8 million and $7.6 million, respectively. These amounts are included in “Other current and accrued liabilities” in the accompanying consolidated balance sheets.

Assets Held for Sale

When we plan to dispose of property by sale, the asset is carried in the financial statements at the lower of the carrying amount or estimated fair value, less cost to sell, and is reclassified to assets held for sale. Additionally, after such reclassification, there is no further depreciation taken on the asset. In order for an asset to be classified as held for sale, management must approve and commit to a formal plan, the sale should be anticipated during the ensuing year and the asset must be actively marketed, be available for immediate sale, and meet certain other specified criteria. At December 31, 2008 and 2007, the net book value of assets held for sale was approximately $32.4 million and $26.1 million, respectively. This amount is included in “Property and equipment” in the accompanying consolidated balance sheets. We recorded charges of $7.3 million and $1.1 million for the years ended December 31, 2008 and 2007, respectively, to reduce properties held for sale to estimated fair value, less cost to sell. These charges are included in “Gains on property disposals, net”, in the accompanying statements of operations. There were no such amounts recorded in the year ended December 31, 2006.

Earnings from Equity Method Investments

We account for our ownership in certain joint ventures under the equity method and accordingly, recognize our share of the respective joint ventures earnings in “Other nonoperating (income) expense” in the accompanying statements of operations.

The following reflects the components of these results for the years ended December 31:

(in millions)	2008	2007	2006
Our share of joint venture earnings	$(3.3)	$(2.9)	$(1.0)
Additional depreciation and amortization as required by purchase accounting	1.0	1.3	1.5
Impairment charge	—	—	2.4

Net equity method (earnings) losses	$(2.3)	$(1.6)	$2.9

2. Acquisitions

In accordance with SFAS No. 141, “Business Combinations”, we allocate the purchase price of our acquisitions to the tangible and intangible assets and liabilities of the acquired entity based on their fair values. We record the excess purchase price over the fair values as goodwill. The fair value assigned to intangible assets acquired is based on valuations that independent third party appraisal firms prepared using estimates and assumptions provided by management.

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

JHJ International Transportation Co., Ltd.

On September 1, 2005, we completed the purchase of a 50% equity interest in JHJ International Transportation Co., Ltd., (“JHJ”), a Shanghai, China-based freight forwarder, with a purchase price of $46 million including transaction costs which is presented in “Other assets” in the consolidated balance sheets. We account for our ownership in JHJ using the equity method of accounting. As of December 31, 2008, the excess of our investment over our interest in JHJ’s equity is approximately $22 million. As part of our 2006 impairment review process, we determined the fair value of our investment in JHJ exceeded its carrying value and as such, we recorded an impairment charge of $2.4 million in December 2006. This amount is included in other nonoperating expense in the accompanying consolidated statement of operations. No impairment was recognized in 2008 or 2007.

Shanghai Jiayu Logistics Co., Ltd.

On August 19, 2008, we completed the purchase of a 65% equity interest in Shanghai Jiayu Logistics Co., Ltd. (“Jiayu”), a Shanghai, China ground transportation company with a purchase price of $47.7 million including transaction costs. The purchase agreement provides for an adjustment to the purchase price based upon the final working capital of Jiayu as reflected in its opening balance sheet. This process is virtually complete and will result in additional purchase price of approximately $5.8 million; however, the amount will be paid via a dividend from Jiayu to the seller. We will not be required to make an additional cash payment as a result of this process. We account for our ownership in Jiayu using the equity method of accounting because the minority shareholder has significant veto rights that preclude our ability to control Jiayu and record our portion of the financial results of Jiayu one month in arrears. This investment is a part of our YRC Logistics segment, and is included in “Other assets” in the accompanying consolidated balance sheets. As of December 31, 2008, the excess of our investment over our interest in Jiayu’s equity is approximately $36.6 million.

If Jiayu meets certain financial performance targets during 2008 and 2009, we could be obligated to purchase the remaining 35% interest in 2010 for an amount not to exceed CNY 248.0 million (approximately $36 million), as determined by the level of Jiayu’s financial performance. If Jiayu does not meet these financial targets, we have an option to purchase the remaining 35% of the shares of Jiayu in 2010 for the greater of CNY 77.5 million (approximately $11 million) and 35% of the appraised value of the net assets of Jiayu at that time. All additional payments will be made in Chinese Yuan, and their estimated U.S. dollar equivalents are provided herein.

Other

In September 2006, YRC Logistics sold Meridian IQ China Co., Ltd., a 100% owned subsidiary that conducted a freight forwarding business in mainland China, to JHJ, an entity in which the Company owns a 50% equity interest. The proceeds, in the form of a promissory note, were approximately $4.0 million and resulted in a loss on disposition of approximately $2.8 million. Payment on the promissory note was received in full in December 2006.

3. Goodwill and Intangibles

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. In accordance with SFAS No. 142, “Goodwill and other Intangible Assets”, we test goodwill for impairment on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. First, a comparison of the fair value of the applicable reporting unit with their aggregate carrying values, including goodwill, is performed. We generally determine the fair value of our reporting units using the income approach valuation methodology that includes a discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step includes comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

During 2008, our operating performance has continued to decline as compared to prior year and our share price and market capitalization remains depressed as compared to book value. Overall U.S. economic trends are declining as seen in most indices including those applicable to the retail sector, manufacturing, construction and housing. Declining economic activity, evidenced by these trends, negatively impacts the volume of freight we service and the price we receive for our services. These trends coupled with our decreased year over year quarterly earnings along with the decrease in our market capitalization prompted management to conclude indicators of impairment existed at September 30, 2008 and again at November 30, 2008. We assessed the current fair value of our reporting units and indefinite-lived intangibles based on an income approach using estimation models including a discounted cash flow as well as assumptions related to market multiple of earnings. As a result of these processes, we determined the book value of goodwill and certain indefinite lived intangibles (tradenames) was impaired.

During the year ended December 31, 2007, we performed our annual impairment test of goodwill during the fourth quarter based on market conditions as of the beginning of our fourth quarter in 2007 and determined that our Regional Transportation segment goodwill was impaired. The 2008 and 2007 impairment charges were primarily due to decreased operating income, both actual and forecasted, the estimated timing of economic recovery of this sector triangulated with a specific, point-in-time fair value using current market conditions. Impairment tests performed during the fourth quarter of 2006 indicated that no impairment of goodwill was necessary based on the conditions at that time.

The following table shows the changes in the carrying amount of goodwill attributable to each applicable segment:

(in millions)	National Transportation	Regional Transportation	YRC Logistics	Total
Balances at December 31, 2006	$530.9	$635.7	$160.0	$1,326.6
Tax related purchase accounting adjustments	9.1	2.9	(2.2)	9.8
Impairment charge	—	(638.6)	—	(638.6)
Change in foreign currency exchange rates	2.7	—	0.2	2.9

Balances at December 31, 2007	542.7	—	158.0	700.7
Impairment charge	(541.8)	—	(157.0)	(698.8)
Change in foreign currency exchange rates	(0.9)	—	(1.0)	(1.9)

Balances at December 31, 2008	$—	$—	$—	$—

A tax benefit of $4.6 million was recognized on the goodwill impairment charges in 2008. No tax benefit was recognized on the 2007 charge.

During 2007, adjustments were made to deferred taxes at Roadway (included in National Transportation), Regional Transportation and USF Logistics (a part of YRC Logistics) relating to pre-acquisition balances. In addition, in conjunction with our adoption of FIN 48, “Accounting for Uncertainty in Income Taxes”, we adjusted certain pre-acquisition deferred tax amounts. In accordance with purchase accounting rules, all of these adjustments were offset to goodwill.

The components of amortizable intangible assets are as follows at December 31:

		2008		2007
(in millions)	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	15.3	$214.2	$65.4	$215.7	$51.0
Marketing related	5.6	3.5	2.6	4.4	2.9
Technology based	5.0	25.6	23.3	25.7	21.7

Intangible assets		$243.3	$91.3	$245.8	$75.6

Amortization expense, recognized on a straight line basis, for intangible assets was $17.5 million, $18.3 million and $22.5 million for the years ending December 31, 2008, 2007 and 2006, respectively. Estimated amortization expense for the next five years is as follows:

(in millions)	2009	2010	2011	2012	2013
Estimated amortization expense	$17.0	$14.7	$13.7	$13.7	$13.7

Total marketing related intangible assets with indefinite lives, primarily tradenames, are not subject to amortization, but are subjected to an impairment test at least annually and as triggering events may occur. The impairment test for tradenames consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset. In making this assessment, we utilized the relief from royalty method, an income approach, which includes assumptions as to future revenue, applicable royalty rate and cost of capital, among others.

During the year ended December 31, 2008, we impaired two tradenames via an abandonment of the underlying brands, Roadway and USF. The Roadway brand along with the Yellow Transportation brand have collectively been replaced by the YRC brand, our new National Transportation brand. The USF brand has been removed from our marketing efforts and therefore no longer has continuing value. In 2007, we also recognized an impairment charge related to both the USF and Roadway tradenames. These charges were a result of changes in the inputs (primarily revenue growth and discount rates) in the fair value model versus those used in the original valuation. Impairment tests performed during the fourth quarter of 2006 indicated that no impairment of tradenames was necessary based on the conditions at that time.

The following table shows the pre-tax changes in the carrying amount of our indefinite lived tradenames attributable to each applicable segment:

(in millions)	National Transportation	Regional Transportation	Total
Balances at December 31, 2006	$326.2	$177.1	$503.3
Impairment charges	(76.6)	(66.7)	(143.3)
Change in foreign currency exchange rates	3.1	—	3.1

Balances at December 31, 2007	252.7	110.4	363.1
Impairment charges	(234.9)	(89.7)	(324.6)
Tax related purchase accounting adjustments	(2.8)	—	(2.8)
Change in foreign currency exchange rates	(2.9)	—	(2.9)

Balances at December 31, 2008	$12.1	$20.7	$32.8

The 2008 impairment charges net of tax were $147.9 million and $57.5 million for National Transportation (the Roadway and Reimer Express Lines tradenames) and Regional Transportation (the USF tradename), respectively. The 2007 impairment charges net of tax were $42.8 million and $48.3 million for Regional Transportation (the USF tradename) and National Transportation (the Roadway tradename), respectively.

During the fourth quarter of 2008, adjustments were made to deferred taxes at Roadway (included in National Transportation) relating to pre-acquisition balances. In accordance with purchase accounting rules, in the absence of any goodwill (which was written off in the third quarter of 2008) all of these adjustments were offset to indefinite lived tradenames.

4. Restructuring

In February 2008, we closed 27 service centers that were previously a part of Regional Transportation’s networks. As a part of this action, we incurred certain restructuring charges of approximately $12.4 million consisting of employee severance, lease cancellations and other incremental costs during the year ended December 31, 2008.

In 2008, we also reduced our non-union headcount throughout the Company with a significant portion within the National Transportation segment. This action resulted in employee separation charges of approximately $8.9 million during the year ended December 31, 2008. Additionally, we closed a YRC Logistics facility in the United Kingdom and terminated a YRC Logistics service offering which resulted in closure charges, primarily lease cancellation charges, of approximately $1.2 million and $0.5 million, respectively.

During the year ended December 31, 2007, we announced several changes in our operations and incurred related restructuring charges. These organizational changes initially included bringing the management of Yellow Transportation and Roadway under one organization established as YRC National Transportation. We incurred employee separation charges related to these changes.

In 2007, we also announced the consolidation of Reddaway and USF Bestway, two subsidiaries within our Regional Transportation segment. As part of the consolidation, effective February 12, 2007, we no longer market the USF Bestway brand. We incurred certain restructuring and other closure related charges in conjunction with this organizational change consisting primarily of employee separation and contract termination costs.

A final 2007 change resulted from YRC Logistics announcing the closure of its Montgomery, Alabama flow through and warehousing facility.

During the year ended December 31, 2006, we incurred $8.4 million of restructuring costs related to a reduction in workforce throughout the organization.

We reassess the accrual requirements under the above restructuring efforts at the end of each reporting period. Restructuring charges are included in “Reorganization and settlements” in the statements of operations. A rollforward of the restructuring accrual is set forth below:

(in millions)	Employee Separation	Contract Termination and Other Costs	Total
Balance at December 31, 2005	$2.4	$5.3	$7.7
Restructuring charges	1.6	6.8	8.4
Payments	(3.0)	(5.6)	(8.6)

Balance at December 31, 2006	$1.0	$6.5	$7.5
Restructuring charges	8.9	2.4	11.3
Adjustments (a)	(0.5)	(2.9)	(3.4)
Payments	(5.8)	(3.6)	(9.4)

Balance at December 31, 2007	$3.6	$2.4	$6.0
Restructuring charges	13.0	10.0	23.0
Adjustments	—	(0.6)	(0.6)
Payments	(10.4)	(7.2)	(17.6)

Balance at December 31, 2008	$6.2	$4.6	$10.8

(a)	Included in adjustments are amounts credited to goodwill in accordance with purchase accounting requirements and reduction to severance accruals.

In addition to the above restructuring charges of $23.0 million, we incurred reorganization charges of $2.2 million during the year ended December 31, 2008. These charges are included in “Reorganization and settlements” in the statements of operations and consist primarily of employee separation charges at National Transportation due to certain leadership changes as well as reductions in the general employee population.

In addition to the above restructuring charges of $11.3 million, we incurred reorganization and other closure related charges of $11.1 million during the year ended December 31, 2007. These charges are included in “Reorganization and settlements” in the statements of operations and consist primarily of acceleration of stock based compensation related to certain terminated executives, write off of signage related to the YRC Logistics name change and other USF Bestway closure related charges offset by gains on the settlement of certain MEPPA obligations.

In addition to the above restructuring charges of $8.4 million, we incurred reorganization and settlement charges of $17.9 million during the year ended December 31, 2006. The unsuccessful abatement of a multi-employer pension plan withdrawal liability related to USF Red Star resulted in a $13.3 million charge. The remaining 2006 charge were related to reductions in workforce and the loss on the sale of a subsidiary.

5. Employee Benefits

Pension and Other Postretirement Benefit Plans

Qualified and Nonqualified Defined Benefit Pension Plans

With the exception of YRC Logistics, Regional Transportation, YRC Reimer and certain of our other foreign subsidiaries, YRC Worldwide and its operating subsidiaries sponsored qualified and nonqualified defined benefit pension plans for most employees not covered by collective bargaining agreements (approximately 14,000 current, former and retired employees). Qualified and nonqualified pension benefits are based on years of service and the employees’ covered earnings. Employees covered by collective bargaining agreements participate in various multi-employer pension plans to which YRC Worldwide contributes, as discussed later in this section. YRC Logistics and Regional Transportation do not offer defined benefit pension plans and instead offer retirement benefits through either contributory 401(k) savings plans or profit sharing plans, as discussed later in this footnote. The existing YRC Worldwide defined benefit pension plans closed to new participants effective January 1, 2004 and were frozen effective July 1, 2008 as discussed below.

Our actuarial valuation measurement date for our pension plans and postretirement benefit plan (discussed below) is December 31.

Other Postretirement Benefit Plan

Roadway sponsored a postretirement healthcare benefit plan that covers non-union employees of Roadway hired before February 1, 1997. Health care benefits under this plan end when the participant attains age 65.

Curtailment and Settlement Events

Effective June 1, 2008, we amended the postretirement healthcare benefit plan discussed above. This amendment eliminated cost sharing benefits for active employees that retire on or after June 1, 2008, provided for the current cost sharing provisions to retirees to terminate December 31, 2008, and allows retirees to participate in our healthcare programs on a full-cost basis effective January 1, 2009. As a result of these actions, we performed a remeasurement of the plan liability at June 1, 2008, factoring in applicable plan changes as well as an increase in the discount rate used in the calculation from 6.61% to 6.84%. The curtailment (via the amendment) and remeasurement of this plan resulted in a gain of $34.1 million during the year ended December 31, 2008, and is included in “Salaries, wages and employees’ benefits” in the accompanying statements of operations.

Effective July 1, 2008, we curtailed our defined benefit plans that cover approximately 14,000 employees not covered by collective bargaining agreements. As a result of this action, future benefit accruals have been frozen effective July 1, 2008. However, employees may achieve early retirement eligibility based on age and continued service. We performed a remeasurement of these plans as of July 1, 2008, using a discount rate of 7.19%. The curtailment of these plans resulted in a gain of $63.3 million during the year ended December 31, 2008, and is included in “Salaries, wages and employees’ benefits” in the accompanying statements of operations.

As a result of the curtailment, the service and interest costs for the pension plans were reduced in the second half of 2008. At the same time, lump sum benefit payments increased during this period requiring a settlement charge of $8.7 million during the year ended December 31, 2008, and is included in “Salaries, wages and employees’ benefits” in the accompanying statements of operations.

During the year ended December 31, 2007, certain executives separated from the Company resulting in special termination benefit costs of $1.5 million and settlement costs of $2.8 million. These amounts are presented herein as settlement costs of $4.3 million and are classified as “Reorganization and settlements” in the accompanying consolidated statement of operations.

Funded Status

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2008 and 2007, and the funded status at December 31, 2008 and 2007, is as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at prior year end	$1,065.9	$1,104.8	$32.3	$34.4
Service cost	20.3	39.3	0.1	0.4
Interest cost	65.8	65.5	0.7	1.9
Participant contributions	—	—	1.7	1.6
Benefits paid	(91.6)	(77.3)	(5.8)	(4.6)
Actuarial (gain) loss	(6.4)	(69.7)	(5.1)	(1.4)
Special termination benefit cost	—	1.5	—	—
Curtailment gain	(91.1)	—	—	—
Plan amendments	—	—	(23.9)	—
Other	(1.1)	1.8	—	—

Benefit obligation at year end	$961.8	$1,065.9	$—	$32.3

Change in plan assets:
Fair value of plan assets at prior year end	$928.9	$802.0	$—	$—
Actual return on plan assets	(238.1)	67.8	—	—
Employer contributions	4.0	134.3	4.1	3.0
Participant contributions	—	—	1.7	1.6
Benefits paid	(91.6)	(77.3)	(5.8)	(4.6)
Other	(1.7)	2.1	—	—

Fair value of plan assets at year end	$601.5	$928.9	$—	$—

Funded status at year end	$(360.3)	$(137.0)	$—	$(32.3)

The underfunded status of the plans of $360.3 million and $169.3 million at December 31, 2008 and 2007, respectively, is recognized in the accompanying consolidated balance sheets as shown in the table below. No plan assets are expected to be returned to the Company during the year ended December 31, 2009.

Benefit Plan Obligations

Amounts recognized in the consolidated balance sheets at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2008	2007	2008	2007
Noncurrent assets	$2.4	$5.8	$—	$—
Current liabilities	2.6	3.5	—	—
Noncurrent liabilities	$360.1	$139.3	$—	$32.3

Amounts recognized in accumulated other comprehensive income at December 31 consist of:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2008	2007	2008	2007
Net actuarial loss (gain)	$287.0	$19.5	$—	$(5.7)
Prior service cost	0.1	4.6	—	0.3

	$287.1	$24.1	$—	$(5.4)

As shown above, included in accumulated other comprehensive income at December 31, 2008, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $0.1 million (net of tax amount is not material) and unrecognized actuarial losses of $287.0 million ($180.8 million, net of tax). The prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2009, is immaterial and the actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic cost during the year ended December 31, 2009, is $9.3 million ($5.9 million, net of tax).

The total accumulated benefit obligation for all plans was $960.7 million and $977.8 million at December 31, 2008 and 2007, respectively.

Information for pension plans with an accumulated benefit obligation (“ABO”) in excess of plan assets at December 31:

	2008			2007
(in millions)	ABO Exceeds Assets	Assets Exceed ABO	Total	ABO Exceeds Assets	Assets Exceed ABO	Total
Projected benefit obligation	$956.2	$5.6	$961.8	$505.9	$560.0	$1,065.9
Accumulated benefit obligation	956.2	4.5	960.7	427.8	517.7	945.5
Fair value of plan assets	593.5	8.0	601.5	395.5	533.4	928.9

Assumptions

Weighted average actuarial assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Discount rate	6.52%	6.61%	6.52%	6.61%
Rate of increase in compensation levels	N/A	4.2%	—	—

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Discount rate (pre 2008 curtailment)	6.61%	6.12%	5.75%	6.61%	6.12%	5.75%
Discount rate (post 2008 curtailment)	7.19%	—	—	6.84%	—	—
Rate of increase in compensation levels	4.15%	3.74%	3.77%	—	—	—
Expected rate of return on assets	8.50%	8.75%	8.75%	—	—	—

The discount rate refers to the interest rate used to discount the estimated future benefit payments to their present value, also referred to as the benefit obligation. The discount rate allows us to estimate what it would cost to settle the pension obligations as of the measurement date, December 31, and is used as the interest rate factor in the following year’s pension cost. We determine the discount rate by choosing a portfolio of high quality (those rated AA- or higher by Standard & Poors) non-callable bonds such that the coupons and maturities approximate our expected benefit payments. When developing the bond portfolio, there are some years when benefit payments are expected with no corresponding bond maturing. In these instances, we estimated the appropriate bond by interpolating yield characteristics between the bond maturing in the immediately proceeding year and the bond maturing in the next available year. This analysis is performed on a biannual basis or more frequently when specific events require a current analysis. For the years that we do not prepare a bond matching analysis, we utilize a spread against a specific index, the Citigroup Pension Liability Index, which is consistent with the actual spread observed in the year the analysis is performed.

In determining the expected rate of return on assets, we consider our historical experience in the plans’ investment portfolio, historical market data and long-term historical relationships as well as a review of other objective indices including current market factors such as inflation and interest rates. Although plan investments are subject to short-term market volatility, we believe they are well diversified and closely managed. Our asset allocation as of December 31, 2008 and 2007, consisted of 64% in equities, 31% in debt securities and 5% in real estate. These allocations are consistent with the targeted long-term asset allocation for the plans. Based on various market factors, we selected an expected rate of return on assets of 8.5% effective for the 2008 valuation. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately. The pension trust holds no YRC Worldwide securities.

Future Contributions and Benefit Payments

We expect to contribute approximately $13.8 million to our pension plans in 2009.

Expected benefit payments for each of the next five years ended December 31 are as follows:

(in millions)	2009	2010	2011	2012	2013	2014-2018
Expected benefit payments	$54.8	$56.0	$59.0	$62.0	$64.6	$358.8

Pension and Other Postretirement Costs

The components of our net periodic pension cost, other postretirement costs and other amounts recognized in other comprehensive income for the years ended December 31, 2008, 2007 and 2006, were as follows:

	Pension Costs			Other Postretirement Costs
(in millions)	2008	2007	2006	2008	2007	2006
Net periodic benefit cost:
Service cost	$20.3	$39.3	$44.2	$0.1	$0.4	$0.5
Interest cost	65.8	65.5	63.4	0.7	1.9	1.9
Expected return on plan assets	(70.3)	(69.7)	(59.0)	—	—	—
Amortization of prior service cost	0.6	1.4	1.5	(23.6)	0.2	0.2
Amortization of net loss (gain)	1.0	7.9	11.4	(10.7)	(0.2)	(0.1)
Curtailment and settlement (gains) loss, net	(54.6)	4.3	—	—	—	—

Net periodic pension cost (benefit)	$(37.2)	$48.7	$61.5	$(33.5)	$2.3	$2.5
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$301.0	$(77.5)	$(48.5)	$5.7	$(1.2)	$(0.2)
Prior service cost	(0.6)	(1.3)	4.1	(0.3)	(0.2)	0.2
Curtailment and settlement loss	(36.4)	—	—	—	—	—

Total recognized in other comprehensive income	264.0	(78.8)	(44.4)	5.4	(1.4)	—

Total recognized in net periodic benefit cost and other comprehensive income	$226.8	$(30.1)	$17.1	$(28.1)	$0.9	$2.5

The amortization of prior service costs and net gain above totaling $34.3 million for other postretirement costs for the year ended December 31, 2008, includes the effect of the plan amendment that curtailed benefits under this plan.

During the years ended December 31, 2008, 2007 and 2006, the income tax provision related to amounts in other comprehensive income (net gain and prior service cost) was $98.9 million, $29.4 million and $16.4 million, respectively.

Other Postretirement Benefit Plans

Assumed health care cost trend rates at December 31, 2007, are as follows:

Health care cost trend used in the current year	8.0%
Health care cost trend rate assumed for next year	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%
Year that the rate reaches the ultimate trend rate	2010

As these benefits have been terminated, no assumptions are required as of December 31, 2008.

Executive Supplemental Retirement Benefits

We maintain individual benefit arrangements for a limited number of current and former senior executives that are accounted for in accordance with APB No. 12, “Deferred Compensation Contracts”. The obligation is unfunded and is actuarially determined using a discount rate of 8.25%, a lump sum rate based on the Moody’s bond rate and the RP-2000 mortality table. At December 31, 2008 and 2007, we have accrued $9.9 million and $10.5 million ($1.9 million as a short-term obligation in 2007), respectively, for this plan. The long-term obligation is classified in noncurrent pension and postretirement liabilities in the accompanying balance sheets. The related expense for these arrangements is not material.

Multi-Employer Plans

YRC, New Penn, Holland and Reddaway contribute to approximately 90 separate multi-employer health, welfare and pension plans for employees that our collective bargaining agreements cover (approximately 70% of total YRC Worldwide employees), including 20 pension plans. Our labor agreements with the International Brotherhood of Teamsters (the “Teamsters”) determine the amounts of these contributions. The pension plans provide defined benefits to retired participants. We recognize as net pension cost the contractually required contribution for the period and recognize as a liability any contributions due and unpaid. We do not directly manage multi-employer plans. The trusts covering these plans are generally managed by trustees, half of whom the Teamsters appoint and half of whom various contributing employers appoint. We expensed the following amounts to these plans for the years ended December 31:

(in millions)	2008	2007	2006
Health and welfare	$532.4	$555.3	$549.5
Pension	554.1	578.0	542.0

Total	$1,086.5	$1,133.3	$1,091.5

In 2006, the Pension Protection Act became law and modified both the Internal Revenue Code (as amended, the “Code”) as it applies to multi-employer pension plans and the Employment Retirement Income Security Act of 1974 (as amended, “ERISA”). The Code and ERISA (in each case, as so modified) and related regulations establish minimum funding requirements for multi-employer pension plans. The funding status of these plans is determined by the following factors:

•	the number of participating active and retired employees

•	the number of contributing employers

•	the amount of each employer’s contractual contribution requirements

•	the investment returns of the plans

•	plan administrative costs

•	the number of employees and retirees participating in the plan who no longer have a contributing employer

•	the discount rate used to determine the funding status

•	the actuarial attributes of plan participants (such as age, estimated life and number of years until retirement)

•	the benefits defined by the plan

If any of our multi-employer pension plans fails to:

•	meet minimum funding requirements;

•	meet a required funding improvement or rehabilitation plan that the Pension Protection Act may require for certain of our underfunded plans’

•	obtain from the IRS certain changes to or a waiver of the requirements in how the applicable plan calculates its funding levels; or

•	reduce pension benefits to a level where the requirements are met,

the Pension Protection Act could require us to make additional contributions to the multi-employer pension plan from five to ten percent of the contributions that our labor agreement requires until the labor agreement expires. Our labor agreement, however, provides that if additional contributions are required that money designated for certain other benefits would be reallocated to pay for the additional contributions.

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

401(k) Savings Plans and Profit Sharing Plans

YRC Worldwide and its operating subsidiaries sponsored defined contribution plans, primarily for employees that collective bargaining agreements do not cover. The plans principally consist of contributory 401(k) savings plans and noncontributory plans. The YRC Worldwide contributory 401(k) savings plan (YRC Retirement Savings Plan) consisted of both a fixed matching percentage and a discretionary amount. The maximum nondiscretionary company match for the YRC Worldwide plan is equal to 25% of the first 6% in cash and 25% of the first 6% in YRC Worldwide common stock, for a total match of 50% of the first 6% of before-tax participant contributions. Effective in October 2008, the entire employer match was satisfied with cash versus cash and common stock. Any discretionary contributions for the YRC Worldwide 401(k) savings plan are determined annually by the Board of Directors and may be in the form of cash, stock or other property. YRC Regional Transportation sponsored a 401(k) plan for its operating companies where eligible employees can contribute up to 50% of their cash compensation and each of the operating companies may also contribute a discretionary amount. New Penn sponsored a 401(k) plan that, effective January 1, 2007, provided for a company match similar to that provided by the YRC Worldwide plan. Employer contributions for the year ended December 31, 2008, 2007 and 2006, were $24.7 million, $31.0 million and $25.5 million, respectively.

Effective January 1, 2004, YRC Worldwide established a noncontributory profit sharing plan that included a nondiscretionary company contribution based on years of participation service and compensation, with a maximum fixed contribution of 5% of compensation for more than ten years of participation service. This profit sharing plan also provided for a discretionary performance based contribution of a maximum of 2 1/2% of compensation. The Board of Directors determined any discretionary contributions annually. Contributions have been made in cash. In May 2008, this plan was suspended. New Penn provided a noncontributory profit sharing plan for employees not covered by collective bargaining agreements. Any contributions were discretionary employer contributions. Employer contributions to our noncontributory profit sharing plans in 2008, 2007 and 2006, totaled $5.4 million, $3.8 million and $2.9 million, respectively.

Effective December 31, 2008, we merged all domestic 401(k) savings plans and profit sharing plans into the YRC Retirement Savings Plan that continues to consist of both a fixed matching percentage and a discretionary amount. In light of the current economy, as of January 1, 2009, we have suspended all employer matching contributions. We intend to resume these contributions in the second half of 2009.

Our employees covered under collective bargaining agreements may also participate in union-sponsored 401(k) plans. We do not make employer contributions to the plans on their behalf.

Performance Incentive Awards

YRC Worldwide and its operating subsidiaries each provide annual performance incentive awards to certain non-union employees, which are based primarily on actual operating results achieved compared to targeted operating results and are paid in cash. Operating income in 2008, 2007 and 2006, included performance incentive expense for non-union employees of $21.9 million, $22.7 million, and $39.2 million, respectively. We generally pay annual performance incentive awards in the first quarter of the following year.

Other

We provide a performance based long-term incentive plan to key management personnel that provides the opportunity annually to earn cash and share unit awards based on a certain defined performance period. In addition, we utilize share units to further compensate certain levels of management and our Board of Directors. The share units are more fully described in the “Stock Compensation Plans” footnote. During the years ended December 31, 2008, 2007 and 2006, compensation expense related to these awards was $8.4 million, $14.3 million and $15.9 million, respectively.

During the fourth quarter of 2006, we implemented a change related to the non-union vacation payment policy at Roadway to conform to practices at our other subsidiaries. The change in the vacation payment practice resulted in lower employee benefits expense for the National Transportation segment of $11.8 million for the year ended December 31, 2006.

6. Liquidity

During the year ended December 31, 2008, the global credit market crisis and economic recession had a dramatic effect on our industry. As a result, we experienced declining revenue (a function of both declining volume and yield) and declining operating income and in turn, violated certain covenants in our Credit Agreement, dated as of August 17, 2007, (the “Credit Agreement”) and asset-backed securitization facility (“ABS Facility”). Each of these facilities were amended in February 2009 as discussed below. Overall U.S. economic trends are declining as seen in most indices including those applicable to the retail sector, manufacturing, construction and housing. Declining economic activity, evidenced by these trends, negatively impacts our customers’ needs to ship and, therefore, negatively impacts the volume of freight we service and the price we receive for our services.

The deterioration in our operating results coupled with the economic recession has reduced our overall liquidity including having reduced cash available under our revolving credit and ABS facilities. During the fourth quarter of 2008, we took several actions to manage near term maturities and reduce overall indebtedness. Specifically, in October 2008, we exchanged 1.7 million shares of common stock previously held in treasury for $13.2 million principal amount of our outstanding 5% net share settled contingent convertible senior notes due 2023. In November 2008, we redeemed the $225 million principal amount 8.25% Roadway senior notes due December 1, 2008, and the $100 million principal amount 6.5% USF senior notes due May 1, 2009. We utilized available funding under our credit facility to redeem these notes.

Our primary liquidity vehicles, the Credit Agreement and our ABS Facility are collectively referred to herein as the “Credit Facilities”. As of December 31, 2008, these facilities shared common covenant requirements including performance covenants, specifically a maximium permitted leverage ratio and a minimum required interest coverage ratio. We were not in compliance with the maximum permitted leverage ratio at December 31, 2008. On January 15, 2009, we and our bank group entered in to Waiver No. 1 to the Credit Agreement (“Credit Agreement Waiver”) and a Limited Waiver and Second Amendment to the Third Amended and Restated Receivables Purchase Agreement (“ABS Waiver”). These waivers primarily served to bridge the timing between the covenant violations as of December 31, 2008 and the amended credit agreements described below.

Subsequent to December 31, 2008, we have taken several actions, which impact liquidity.

On January 30, 2009, we received $102.2 million ($101.1 million net of transaction costs) from the proceeds of a sale leaseback type transaction with NATMI Truck Terminals, LLC (“NATMI”). The underlying transaction included providing title of certain real estate holdings to NATMI in exchange for proceeds of $102.2 million; however, the transaction did not meet the accounting definition of a ‘sale leaseback’ and as such, the assets remain on the balance sheet and long term debt is reflected in the amount of the proceeds. We are required to make annual lease payments, which are recorded as principal and interest payments of approximately $14.4 million under this arrangement. The proceeds received from this transaction are available to us for general working capital purposes.

On February 13, 2009, we received $9.0 million from the proceeds of an additional closing for additional properties of the sale leaseback transaction with NATMI. The terms of this transaction mirror the January 30, 2009, transaction. We are required to make annual lease payments, which are recorded as principal and interest payments of approximately $1.3 million relative to these properties. The proceeds received from this transaction are available to us for general working capital purposes.

On February 13, 2009, we entered into agreements to sell certain real estate assets for approximately $122 million under sale and leaseback type transactions. We expect to close on these agreements at various points through June 2009. If these transactions close, annual lease payments, recorded as principal and interest payments will approximate $11 million.

We believe that our forecasted operating performance and planned capital structure actions to be sufficient to allow us to remain in compliance with our covenants in our amended Credit Agreement and renewed ABS Facility through at least December 31, 2009. Further, we believe these actions provide sufficient liquidity to meet our working capital needs through at least December 31, 2009. As discussed below, each of the amended Credit Agreement and the ABS Facility contains a minimum EBITDA requirement through December 31, 2010 and maximum leverage and minimum interest coverage ratio thereafter. Our forecasts that reflect our ability to meet these requirements include significant judgment and significant market risk that may or may not be realized. Items that contribute to these judgments and risks, many of which are beyond our control, include the actual duration of the U.S. recession and our related assumptions around economic outlook, the effectiveness of our planned integration of our national transportation network and our customers acceptance of this change, our ability to further reduce costs and our need for additional liquidity including liquidity from cash flows from operating activities and other liquidity enhancing initiatives (such as sale and leaseback type transactions) that may not materialize. Should we be unsuccessful in achieving our forecasts, which include matters that are beyond our control, we may be required to seek additional cost savings through workforce reductions, reductions in facilities and equipment, and other cost saving measures, or request additional relief under our Credit Agreement and ABS Facility.

We anticipate that our existing capital resources, including availability under our Credit Facilities and cash flows from operations, will be adequate to satisfy our liquidity requirements through calendar year 2009. As discussed below, the amended Credit Agreement contains restrictions on the use of proceeds from all types of asset sales excluding up to $150 million related to the NATMI transactions discussed above. If available liquidity is not sufficient to meet our operating and debt service obligations as they come due, management’s plans include pursuing alternative financing arrangements, additional sale leaseback type transactions, extending the temporary non-union wage and benefit reductions, accelerating restructuring activities or reducing expenditures as necessary to meet our cash requirement’s throughout 2009. However, there is no assurance that, if required, we will be able to raise additional capital, complete asset sale transactions or reduce discretionary spending to provide the required liquidity.

7. Debt and Financing

At December 31, total debt consisted of the following:

(in millions)	2008	2007
ABS borrowings, secured by accounts receivable	$147.0	$180.0
USF senior notes	154.9	259.9
Roadway senior notes	—	229.5
Contingent convertible senior notes	386.8	400.0
Term loan	150.0	150.0
Revolving credit facility	515.0	5.1
Industrial development bonds	7.0	9.5

Total debt	$1,360.7	$1,234.0
Current maturities of long-term debt	(426.3)	(232.0)
ABS borrowings	(147.0)	(180.0)

Long-term debt	$787.4	$822.0

Senior Credit Facility

On April 18, 2008, we entered into Amendment No. 1 to the Credit Agreement, dated as of August 17, 2007, (the “Credit Agreement”) and on February 12, 2009, we entered into Amendment No. 2 to the Credit Agreement, (collectively, the “Credit Agreement Amendments”). The Credit Agreement, as amended, continues to provide the Company with a $950 million senior revolving credit facility, including sublimits available for borrowings under certain foreign currencies, and a $111.5 million senior term loan. The Credit Agreement, expiring August 17, 2012 (or such earlier date if 2010 maturities related to the 8.5% USF Senior Notes and 5% Contingent Convertible Senior Notes are not paid by March 1, 2010 and June 25, 2010, respectively,) also provides for letters of credit to be issued that would, in turn, reduce the borrowing capacity under the revolving credit facility. As of December 31, 2008, $515.0 million was drawn under the revolving credit facility, the term loan of $150 million was outstanding and $368.3 million letters of credit were issued. Based on these outstanding amounts, we had available unused capacity of $66.7 million under the Credit Agreement at December 31, 2008.

The Credit Agreement Amendments:

•	require a quarterly minimum EBITDA (as defined in the Credit Agreement) as shown below:

Period	Minimum Consolidated EBITDA
For the fiscal quarter ending on June 30, 2009	$45,000,000
For the two consecutive fiscal quarters ending on September 30, 2009	$130,000,000
For the three consecutive fiscal quarters ending December 31, 2009	$180,000,000
For the four consecutive fiscal quarters ending March 31, 2010	$205,000,000
For the four consecutive fiscal quarters ending June 30, 2010	$205,000,000
For the four consecutive fiscal quarters ending September 30, 2010	$215,000,000
For the four consecutive fiscal quarters ending December 31, 2010	$240,000,000

•	require a maximum Total Leverage Ratio (as defined in the Credit Agreement) of 3.5x for each fiscal quarter beginning with the fiscal quarter ending March 31, 2011;

•	require a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.5x for each fiscal quarter beginning with the fiscal quarter ending March 31, 2011;

•	dictate the terms regarding asset sales and direct the net proceeds from certain asset sales as described below:

•

for any real estate asset sale (other than the first $150 million in net cash proceeds received under certain transactions with NATMI described below) the net cash proceeds of which, together with the aggregate amount of net cash proceeds from all such real estate asset sales occurring on or after January 1, 2009,

•

is less than or equal to $300 million and occurs on or prior to July 15, 2009, 50 percent of such proceeds shall be used to prepay outstanding revolving loans under the Credit Agreement (without a corresponding permanent reduction of the revolving commitments) (“Revolver Reserve Amount”) and the remaining 50 percent shall be deposited into an escrow account (“Escrow Account”);

•

is less than or equal to $300 million and occurs after July 15, 2009, 50 percent of such proceeds shall be used to prepay amounts outstanding under the Credit Agreement and the remaining 50 percent shall be retained by the Company;

•

is greater than $300 million and less than or equal to $500 million, 75 percent of such proceeds shall be used to prepay amounts outstanding under the Credit Agreement and the remaining 25 percent shall be retained by the Company; and

•	is greater than $500 million, all of such proceeds shall be used to prepay amounts outstanding under the Credit Agreement;

•	limit our maximum capital expenditures to $150 million for the year ended December 31, 2009, and $235 million for the year ended December 31, 2010;

•

direct the net proceeds from any additional indebtedness or from the issuance of common stock or other equity interests (other than if used to redeem the outstanding 8.5% USF Senior Notes or 5% Contingent Convertible Notes) to be used to prepay amounts under the Credit Agreement;

•	beginning in 2010, require the Company to prepay amounts under the Credit Agreements representing 50% of any annual excess cash flows (as defined in the Credit Agreement);

•	require the Company to maintain daily liquidity (as defined in the Credit Agreement) equal to or greater than $100 million;

•

increased the interest rates and fees applicable to the revolving credit facility and term loan as set forth in the definition of “Applicable Rate” in Section 1.01 of the Credit Agreement; the interest rate on amounts outstanding under the revolving credit facility and term loan is LIBOR (with a floor of 350 basis points) plus 650 basis points (10.0% and 5.2% at December 31, 2008 and 2007, respectively), and the commitment fee for the revolving credit facility is 100 basis points;

•

required the Company and its domestic subsidiaries to pledge the following collateral (i) receivables not secured by the ABS Facility, (ii) intercompany notes not secured by the ABS Facility, (iii) fee-owned real estate parcels, (iv) all rolling stock, (v) 100% of the stock of all domestic subsidiaries of the Company and (vi) 65% of the stock of first-tier foreign subsidiaries of the Company other than the Company’s captive insurance companies; and

•	required each domestic subsidiary of the Company except for Yellow Roadway Receivables Funding Corporation to guarantee the Credit Agreement.

In connection with Amendment No. 2 to the Credit Agreement, we paid fees to the consenting lenders of approximately $8.0 million.

As of December 31, 2008, we were not in compliance with our leverage ratio covenant. In January 2009, under the terms of the Credit Agreement, we were required to reduce the term loan with any net cash proceeds from asset sales occurring in the fourth quarter of 2008. As a result of this provision, we paid $38.5 million on the term loan on January 7, 2009, from available cash on hand. On January 15, 2009, we received a waiver from the banks participating in our Credit Agreement of certain defaults, covenants and representations, which waiver was extended by Amendment No. 2 to the Credit Agreement. We paid a waiver fee to the consenting lenders equal to $4.7 million. We are currently in compliance with the requirements of Amendment No. 2 to our Credit Agreement.

As of February 25, 2009, $465.0 million was drawn under the revolving credit facility, the term loan of $111.5 million was outstanding and $424.1 million letters of credit were issued. Based on these outstanding amounts, we had available unused capacity of $60.9 million under the Credit Agreement at February 25, 2009.

Asset-Backed Securitization Facility

On February 12, 2009, we renewed and amended our asset-backed securitization (“ABS”) facility. The renewed facility will expire on February 11, 2010. The renewed facility (i) reduced the financing limit available under the ABS facility to $500 million ($700 million at December 31, 2007), (ii) reduced the letters of credit sublimit to $105 million ($325 million at December 31, 2007) and added a letter of credit fee of 350 basis points, (iii) conformed the financial ratios to be consistent with the Credit Agreement Amendments described above, (iv) increased the loss and discount reserve ratio requirements, (v) increased the administrative fee (calculated based on financing limit) and program fee (calculated based on utilization) to 275 basis points, respectively and (vi) terminated YRC Assurance as a purchaser under the ABS Facility. The interest rate under the ABS facility for conduits continues to be a variable rate based on A1/P1 rated commercial paper with an approximate interest rate of 2.25% and 5.30% at December 31, 2008 and 2007, respectively plus the program fee. The interest rate for Wachovia Bank, National Association is one-month LIBOR (with a floor of 350 basis points), plus 650 basis points (10.0% and 5.30% at December 31, 2008 and 2007, respectively), as Wachovia no longer uses a conduit to purchase receivables under the ABS facility. All borrowings under the ABS facility are reflected on our balance sheet.

As of December 31, 2008, and prior to the February 12, 2009, renewal of our ABS Facility, we were not in compliance with certain covenants of the facility. On January 15, 2009, we received a waiver from the banks participating in our ABS Facility that expired on February 17, 2009. We paid a waiver fee to the co-agents equal to $2.5 million. On February 27, 2009, we amended the ABS Facility to modify certain maximum permitted ratios through September 30, 2009 related to the quality of the underlying accounts receivable supporting the facility. We are currently in compliance with the requirements of the ABS Facility.

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

The Company unconditionally guarantees to YRRFC the full and punctual payment and performance of each of the Originators obligations under the ABS facility. YRRFC has pledged its right, title and interest in the guarantee to the Administrative Agent, for the benefit of the purchasers, under the Third Amended and Restated Receivables Purchase Agreement.

The table below provides the borrowing and repayment activity under the ABS facility, as well as the resulting balances, for the years ending December 31 of each period presented:

(in millions)	2008	2007
ABS obligations outstanding at January 1	$180.0	$225.0
Transfer of receivables to conduit (borrowings)	701.0	968.0
Redemptions from conduit (repayments)	(734.0)	(1,013.0)

ABS obligations outstanding at December 31	$147.0	$180.0

At December 31, 2008, our underlying accounts receivable supported total capacity under the ABS Facility of $435.4 million. In addition to the $147.0 million outstanding above, the ABS facility capacity was also reduced by commitments related to our captive insurance company, YRC Assurance, of $221.0 million and outstanding letters of credit of $92.2 million resulting in an overdrawn position of $24.8 million at December 31, 2008. This is permitted under the ABS Facility provided that we cure the position on the following business day. We remitted the necessary funds January 2, 2009, to remain in compliance with our ABS Facility.

At February 25, 2009, our underlying accounts receivable supported total capacity under the ABS Facility of $321.9 million. This amount was fully drawn by $229.7 million of borrowings and outstanding letters of credit of $92.2 million at February 25, 2009.

USF Senior Notes

As part of our acquisition of USF and by virtue of the merger agreement, we assumed $150 million aggregate principal amount of 8.5% senior notes due April 15, 2010, with interest payments due semi-annually on April 15 and October 15, and $100 million aggregate principal amount of 6.5% senior notes due May 1, 2009, with interest payments due semi-annually on May 1 and November 1 (collectively “USF Senior Notes”). We redeemed the 6.5% senior notes due May 1, 2009, on November 3, 2008, using funds borrowed under our Credit Facility. We incurred a pre-tax loss on redemption of $2.6 million that is included in “Other nonoperating expenses” in the accompanying statement of operations.

The USF Senior Notes were revalued as part of purchase accounting and assigned a fair value of $272.2 million on May 24, 2005, with $18.6 million fair value adjustment to the 2010 notes and $3.6 million fair value adjustment to the 2009 notes. The premium over the face value of the USF Senior Notes is being amortized as a reduction to interest expense over the remaining life of the notes. As a part of the early redemption in November 2008, we accelerated the recognition of $0.5 million of premium amortization. The unamortized premium at December 31, 2008 and 2007, was $4.9 million and $9.9 million, respectively.

Roadway Senior Notes

As part of our acquisition of Roadway and by virtue of the merger agreement, we assumed $225.0 million face value of 8.25% senior notes due in full on December 1, 2008, (“Roadway Senior Notes”), with interest payments due semi-annually on June 1 and December 1. We redeemed these notes on November 3, 2008, using funds borrowed under our Credit Agreement. We incurred a pre-tax loss on redemption of $1.3 million and accelerated the recognition of $0.5 million of premium amortization that are included in “Other nonoperating expense” in the accompanying statements of operations.

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

In December 2004, we completed exchange offers pursuant to which holders of the 5% contingent convertible senior notes and the 3.375% contingent convertible senior notes (collectively, the “Existing Notes”) could exchange their Existing Notes for an equal amount of our 5% net share settled contingent convertible senior notes due 2023 and 3.375% net share settled contingent convertible senior notes due 2023 (collectively, the “New Notes”), respectively. The New Notes contain a net share settlement feature that, upon conversion, provides for the Company to settle the principal amount of the New Notes in cash and the excess value in common stock, as well as an additional change of control feature. The results of the exchange offer included $247.7 million aggregate principal amount of the $250 million of 5% contingent convertible senior notes outstanding and $144.6 million aggregate principal amount of the $150 million of 3.375% contingent convertible senior notes outstanding, representing 99.06% and 96.41%, respectively, of the Existing Notes validly and timely tendered in exchange for an equal principal amount of the New Notes.

In October 2008, we exchanged 1.7 million shares of common stock previously held in treasury for $13.2 million principal amount of our outstanding 5% net share settled contingent convertible senior notes due 2023. Based on the closing price of our common stock on the exchange dates, we recognized a pre-tax gain of approximately $5.3 million related to the exchanges. This gain is included in “Other nonoperating expenses” in the accompanying statement of operations.

The accounting for convertible debt with the settlement features contained in our New Notes is addressed in the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board with respect to the accounting for Instrument C as set forth in EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion.” We are contractually obligated to settle the conversion obligations of the New Notes consistent with Instrument C. Because the accreted value of the New Notes will be settled for cash upon the conversion, only the conversion spread (the excess conversion value over the accreted value), which will be settled in stock, results in potential dilution in our earnings per share computations. (See further discussion of dilution related to the Existing Notes and the New Notes in Note 11. Earnings Per Common Share.)

The balance sheet classification of the New Notes between short-term and long-term is dependent upon certain conversion triggers, as defined in the applicable indenture. The contingent convertible notes include a provision whereby the note holder can require immediate conversion of the notes if, among other reasons, our credit rating for the new notes assigned by Moody’s is lower than B2 or if our credit rating for the new notes assigned by S&P is lower than B. At December 31, 2008, our credit rating was CC as assigned by S&P, meeting the conversion trigger, and accordingly, the contingent convertible notes have been classified as a short-term liability in the accompany consolidated balance sheets. Based upon this particular conversion right and based upon an assumed market price of our stock of $3 per share which approximates the current market price, our aggregate obligation for full satisfaction of the $386.8 million par value of contingent convertible notes would require cash payments of $27.9 million.

At December 31, 2007, no conversion triggers had been met. Accordingly, based on the effective maturity date, this obligation has been classified as a long-term liability in the accompanying 2007 consolidated balance sheet. The future balance sheet classification of these liabilities will be monitored at each reporting date, and will be determined based on an analysis of the various conversion rights described above.

Industrial Development Bonds

We have loan guarantees, mortgages, and lease contracts in connection with the issuance of industrial development bonds (“IDBs”) used to acquire, construct or expand terminal facilities. Rates on these bonds range from 6.05% to 6.13%, with principal payments due through 2010.

Maturities

The principal maturities of total debt for the next five years and thereafter are as follows:

(in millions)	IDBs	Contingent convertible senior notes	USF Senior Notes		Term Loan	Revolver	ABS	Total
2009	$1.0	$386.8	$—		$38.5	$—	$147.0	$573.3
2010	6.0	—	150.0	(a)	—	—	—	156.0
2011	—	—	—		—	—	—	—
2012	—	—	—		111.5	515.0	—	626.5
2013	—	—	—		—	—	—	—
Thereafter	—	—	—		—	—	—	—

Total	$7.0	$386.8	$150.0		$150.0	$515.0	$147.0	$1,355.8

(a)	As discussed above, the USF senior notes due 2010 had a carrying value of $154.9 million at December 31, 2008, and a principal maturity value of $150.0 million.

Based on the borrowing rates currently available to us for debt with similar terms and remaining maturities and the quoted market prices for the USF senior notes due 2010, contingent convertible senior notes and the Roadway senior notes (level two inputs for fair value measurements as defined in SFAS No. 157, “Fair Value Measurements”), the fair value of fixed-rate debt at December 31, 2008 and 2007, was approximately $212.7 million and $856.5 million, respectively. The carrying amount of such fixed-rate debt at December 31, 2008 and 2007, was $548.7 million and $898.9 million, respectively.

8. Stock Compensation Plans

We maintain a long-term incentive and equity award plan that provides for the issuance of stock-based compensation. In May 2008, our stockholders approved an amendment to this plan to increase the number of shares of Company common stock available for awards under the plan by 3 million shares (from 3.43 million to 6.43 million) and to eliminate the requirement that shares available for grant under the plan be reduced by two shares for each share to be issued pursuant to “full value awards”, which are restricted stock, share units, performance awards and other stock-based awards. As of December 31, 2008, 2.5 million shares remain available for issuance. The plan permits the issuance of restricted stock and share units, as well as options, stock appreciation rights, and performance stock and performance stock unit awards. Awards under the plan can be satisfied in cash or shares at the discretion of the Board of Directors. According to the plan provisions, the share units provide the holders the right to receive one share of our common stock upon vesting of one share unit. The plan requires the exercise price of any option equal to the closing market price of our common stock on the date of grant.

A summary of activity in our stock option plans is presented in the following table:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	647	$24.87
Granted	—	—
Exercised	(185)	25.89
Forfeited / expired	(14)	26.04

Outstanding at December 31, 2006	448	$24.48
Granted	—	—
Exercised	(221)	22.59
Forfeited / expired	(11)	26.91

Outstanding at December 31, 2007	216	$26.29
Granted	1,046	18.81
Exercised	(3)	14.57
Forfeited / expired	(68)	21.18

Outstanding at December 31, 2008	1,191	$20.05	8.26	$—
Exercisable at December 31, 2008	200	26.18	3.61	$—

The total intrinsic value of options exercised was not material for the year ended December 31, 2008. For the year ended December 31, 2007, the intrinsic value of options exercised was $4.7 million.

In May 2008, we granted option awards to purchase approximately 1.0 million shares of our common stock to approximately 2,200 employees. This one-time grant was made in lieu of a portion of the employees’ annual incentive opportunity for 2008. The options vest in one-third increments on January 1, 2009, 2010 and 2011, and expire ten years from the date of the grant. The fair value of each option was estimated on the date of grant using the Black-Scholes-Merton pricing model. Expected volatilities are estimated using historical volatility of our common stock. We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

We valued the options granted in 2008 using the above described model with the following weighted average assumptions:

2008
Dividend yield	—%
Expected volatility	48.1%
Risk-free interest rate	2.7%
Expected option life (years)	3.0
Fair value per option	$6.59

During the years ended December 31, 2007 and 2006, we did not grant any option awards.

The following table summarizes information about stock options outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares (in thousands)	Weighted Average Remaining Contractual Years	Weighted Average Exercise price	Shares (in thousands)	Weighted Average Exercise price
$ 0.00 – 14.07	4	1.55	$14.06	4	$14.06
$ 14.08 – 22.66	1,050	8.90	18.65	58	15.90
$ 22.67 – 31.58	109	3.84	28.32	110	28.32
$ 31.59 and over	28	6.52	41.30	28	41.30

A summary of the activity of our nonvested restricted awards and share units is presented in the following table:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	756	$47.50
Granted	352	47.10
Vested	(106)	47.47
Forfeited	(14)	47.47

Nonvested at December 31, 2006	988	47.36
Granted	307	39.99
Vested	(178)	40.06
Forfeited	(36)	47.60

Nonvested at December 31, 2007	1,081	46.46
Granted	519	14.99
Vested	(367)	48.88
Forfeited	(58)	36.06

Nonvested at December 31, 2008	1,175	$32.32

We recognize expense on a straight-line basis over the vesting term. The vesting provisions for the restricted stock units and the related number of units awarded during the year ended December 31 are as follows:

	Units (in thousands)
Vesting Terms	2008	2007	2006
• 50% to vest over three years with remaining 50% to vest over six years from the date of grant	—	—	142
• 100% on the third anniversary of the date of grant	482	275	147
• Ratably over three years	37	32	29
• 40% in the first year, 30% each year for the next two years	—	—	2
• 100% on the fifth anniversary of the date of grant	—	—	32

Total restricted stock units granted	519	307	352

As of December 31, 2008 and 2007, there was $9.3 million and $13.8 million, respectively of unrecognized compensation expense related to nonvested share-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 2.0 years. The fair value of nonvested shares is determined based on the closing trading price of our shares on the grant date. The fair value of shares vested during the years ended December 31, 2008 and 2007, was $18.2 million and $7.1 million, respectively.

9. Income Taxes

We use the liability method to reflect income taxes on our financial statements. We recognize deferred tax assets and liabilities by applying enacted tax rates to the differences between the carrying value of existing assets and liabilities and their respective tax basis and to loss carryforwards. Realizable tax credit carryforwards are recorded as deferred tax assets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change occurs, other than certain changes related to business combinations. We assess the validity of deferred tax assets and loss and tax credit carryforwards and provide valuation allowances when we determine it is more likely than not that such assets, losses or credits will not be realized. We have not recognized deferred taxes relative to foreign subsidiaries’ earnings that are deemed to be permanently reinvested. Any related taxes associated with such earnings are not material.

Deferred tax liabilities (assets) were comprised of the following at December 31:

(in millions)	2008	2007
Depreciation	$489.3	$433.5
Prepaid expenses and other	17.5	17.5
Revenue on shipments in transit	22.2	34.8
Intangibles	42.7	192.0
Other	53.4	60.5

Gross tax liabilities	625.1	738.3

Claims and insurance	(186.3)	(87.1)
Allowance for doubtful accounts	(10.8)	(13.9)
Net operating loss carryforwards	(82.1)	—
Employee benefit accruals	(197.4)	(105.7)
Revenue reserves	(5.8)	(10.3)
Other	(37.8)	(40.7)

Gross tax assets	(520.2)	(257.7)

Net tax liability	$104.9	$480.6

Current income tax receivable was $45.8 million and $77.5 million as of December 31, 2008 and 2007, respectively, and is included in “Prepaid expenses and other” in the accompanying balance sheets.

As of December 31, 2008, the Company has a net operating loss of approximately $260.6 million for tax purposes. The Company anticipates carrying back approximately $98.8 million of this amount to 2006 and 2007. The remaining amount, approximately $161.8 million, will be carried forward and may offset future taxable income through 2028. As of December 31, 2008, the Company has foreign tax credit carrryforwards of approximately $7.4 million. If unused, these carryforwards will expire between 2014 and 2018.

A reconciliation between income taxes at the federal statutory rate and the consolidated effective tax rate follows:

	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net	0.5	0.2	2.7
Goodwill impairment	(21.0)	(34.3)	—
Nondeductible business expenses	(0.4)	(0.7)	1.1
Foreign tax credit and rate differential	(1.4)	(0.1)	0.2
Alternative fuel tax credit	0.6	1.4	—
Other, net	1.5	0.5	0.3

Effective tax rate	14.8%	2.0%	39.3%

The income tax provision (benefit) consisted of the following:

(in millions)	2008	2007	2006
Current:
U.S. federal	$(18.6)	$(22.3)	$6.5
State	3.6	(4.4)	1.2
Foreign	4.3	4.8	10.4

Current income tax provision (benefit)	$(10.7)	$(21.9)	$18.1

Deferred:
U.S. federal	$(139.3)	$5.4	$143.9
State	(17.2)	2.4	19.1
Foreign	(1.9)	0.8	(1.8)

Deferred income tax provision (benefit)	$(158.4)	$8.6	$161.2

Income tax provision (benefit)	$(169.1)	$(13.3)	$179.3

Based on the income (loss) before income taxes:
Domestic	$(1,105.7)	$(662.7)	$441.4
Foreign	(37.8)	11.0	14.6

Income (loss) before income taxes	$(1,143.5)	$(651.7)	$456.0

Uncertain Tax Positions

A rollforward of the total amount of unrecognized tax benefits for the years ended December 31 is as follows:

(in millions)	2008	2007
Unrecognized tax benefits at January 1	$75.9	$78.3
Increases related to:
Tax positions taken during a prior period	6.4	1.4
Tax positions taken during the current period	119.1	1.8
Decreases related to:
Tax positions taken during a prior period	(2.2)	(5.0)
Lapse of applicable statute of limitations	(0.1)	—
Settlements with taxing authorities	0.7	(0.6)

Unrecognized tax benefits at December 31	$199.8	$75.9

Included in the $199.8 million of unrecognized tax benefits at December 31, 2008, was $80.7 million of benefits that, if recognized, would affect the effective tax rate. We accrued $5.6 million of interest on uncertain tax positions during each of the years ended December 31, 2008 and 2007, and the total amount of interest accrued for uncertain tax positions is $13.0 million and $7.4 million as of December 31, 2008 and 2007, respectively. We have not accrued any penalties relative to uncertain tax positions. We have elected to treat interest and penalties on uncertain tax positions as interest expense and other operating expenses, respectively. Amounts recorded for unrecognized tax benefits are included in “Other current and accrued liabilities” in the accompanying balance sheets.

Reasonably possible changes in the next twelve months in the amount of unrecognized tax benefits relate to the following tax positions:

The United States Internal Revenue Service (“IRS”) has audited the Company’s 2005 tax return and proposed an adjustment relative to the deduction claimed for contributions to union pension plans. We have protested the adjustment. The additional tax that could result from the adjustment is approximately $51.1 million.

The IRS has audited certain pre-acquisition tax returns for a consolidated group acquired in 2005 and disallowed a 2002 loss related to the disposition of the stock of a member of that group. We believe the loss is fully deductible and have protested the IRS adjustment. The additional tax that could result should the loss ultimately be totally denied is approximately $36.5 million.

In connection with their audit of the Company’s 2005 tax return, the IRS has proposed adjustments relative to certain transactions of our captive insurance company, YRC Assurance. We believe the proposed adjustments are not valid and have filed a written protest in connection with the 2005 tax return. As a result of a change in 2008 from the facts of 2005, additional deductions claimed by YRC Assurance may be at risk. The cumulative additional tax that could result should certain deductions become disallowed for the 2008 tax return could range up to approximately $117.2 million.

Tax years that remain subject to examination for our major tax jurisdictions as of December 31, 2008:

	YRC Worldwide	Pre-acquisition tax years
		USF Corporation (a)	Roadway (b)
Statute remains open	2004-2008	2000-2005	2001-03
Tax years currently under examination/exam completed	2004-2005	2000-2005	2001-03
Tax years not examined	2006-2008	None	None

(a)	Years ending on or before May 24, 2005.

(b)	Years ending on or before December 11, 2003.

10. Business Segments

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

We have four reportable segments, which are strategic business units that offer complementary transportation services to their customers. National Transportation includes carriers that provide comprehensive regional, national and international transportation services. Regional Transportation is comprised of carriers that focus primarily on business opportunities in the regional and next-day delivery markets. YRC Logistics provides domestic and international freight forwarding, distribution, cross-dock services, multi-modal brokerage services and transportation management services. Truckload, our new segment previously included in the Regional Transportation segment, consists of Glen Moore, a domestic truckload carrier.

The accounting policies of the segments are the same as those described in the Principles of Consolidation and Summary of Accounting Policies note. We charge management fees and other corporate services to our segments based on the direct benefits received or as a percentage of revenue. Corporate and other operating losses represent operating expenses of the holding company, including compensation and benefits and professional services for all periods presented. In 2008, corporate operating losses included $2.6 million of stock compensation expense as well as $4.8 million of software write offs. In 2007, corporate operating losses included executive severance of $9.5 million offset by reduced professional services fees and stock compensation expense totaling $3.5 million. In 2006, corporate operating losses included $13.3 million of expense related to USF Red Star multi-employer pension plan withdrawal liabilities and $1.6 million of reorganization charges. Corporate identifiable assets primarily refer to cash, cash equivalents, technology assets and deferred debt issuance costs as well as our investment in JHJ. Intersegment revenue relates to transportation services between our segments.

Revenue from foreign sources totaled $422.3 million, $385.5 million, and $370.2 million in 2008, 2007 and 2006, respectively, and is largely derived from Canada, United Kingdom, Asia, Latin America and Mexico. Long-lived assets located in foreign countries totaled $24.2 million, $27.6 million and $25.8 million at December 31, 2008, 2007 and 2006, respectively.

The following table summarizes our operations by business segment:

(in millions)	National Transportation	Regional (a) Transportation	YRC Logistics	Truckload	Corporate / Eliminations	Consolidated
2008
External revenue	$6,303.2	$1,973.4	$584.6	$79.2	$—	$8,940.4
Intersegment revenue	1.7	0.7	37.1	41.3	(80.8)	—
Operating income (loss)	(749.4)	(147.8)	(149.9)	(11.6)	(15.4)	(1,074.1)
Identifiable assets	2,362.6	1,207.8	229.3	71.4	95.0	3,966.1
Capital expenditures, net	52.3	(3.8)	(27.9)	(0.5)	14.6	34.7
Depreciation and amortization	138.7	66.5	15.9	10.5	32.7	264.3
Impairment charges	776.7	89.7	157.0	—	—	1,023.4

2007
External revenue	$6,654.7	$2,280.4	$597.0	$89.2	$—	$9,621.3
Intersegment revenue	3.1	—	26.2	23.7	(53.0)	—
Operating income (loss)	159.3	(700.8)	5.2	(5.9)	(22.9)	(565.1)
Identifiable assets	3,139.1	1,424.0	426.4	80.9	(7.8)	5,062.6
Capital expenditures, net	174.0	81.7	18.6	15.0	49.1	338.4
Depreciation and amortization(a)	142.4	67.6	15.8	9.9	19.9	255.6
Impairment charges	76.6	705.3	—	—	—	781.9

2006
External revenue	$6,873.6	$2,333.6	$603.7	$107.8	$—	$9,918.7
Intersegment revenue	5.0	—	6.0	25.5	(36.5)	—
Operating income (loss)	423.3	133.6	13.7	8.6	(33.8)	545.4
Identifiable assets	3,269.1	2,101.0	413.5	78.2	(10.0)	5,851.8
Capital expenditures, net	211.9	31.5	16.3	15.4	28.0	303.1
Depreciation and amortization	159.6	74.4	14.7	8.4	17.1	274.2

(a)	Included in the depreciation and amortization balance in the National Transportation segment for 2007 is approximately $9 million of allocated costs related to certain abandoned technology projects previously considered in-process. As National Transportation moves to a common technology platform, these projects were identified as non-strategic and not a part of the future direction of the reporting unit.

11. Earnings per Common Share

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

(in thousands except per share data)	2008	2007	2006
Numerator:
Net income (loss) for basic earnings (loss) per share	$(974,392)	$(638,381)	$276,632
Interest expense on convertible senior notes (net of tax)	—	—	182

Net income (loss) for diluted earnings (loss) per share	(974,392)	(638,381)	276,814
Denominator:
Weighted average number of common shares outstanding (basic)	57,583	57,154	57,361
Weighted average dilutive stock options and restricted stock units	—	—	470
Assumed conversion of convertible senior notes	—	—	508

Weighted average number of common and common equivalent shares outstanding (diluted)	57,583	57,154	58,339

Basic earnings (loss) per share	$(16.92)	$(11.17)	$4.82

Diluted earnings (loss) per share	$(16.92)	$(11.17)	$4.74

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

Antidilutive options and share units were 2,366,000, 1,297,000 and 23,000 at December 31, 2008, 2007 and 2006, respectively. Antidilutive convertible senior note conversion shares were 20,581,000, 2,128,000 and 348,000 at December 31, 2008, 2007 and 2006, respectively.

12. Common Stock Repurchase Program

In April 2006, our Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $100 million of our common stock. During 2007, the Company purchased 1.1 million shares under this program at a weighted-average cost of $31.13 per share for a total cost of $35.0 million. In 2006, the Company purchased 521,100 shares under this program at a weighted-average cost of $38.34 per share for a total cost of $20.0 million. At December 31, 2008, $45 million remains available under the authorized program. Our current Credit Agreement restricts our ability to purchase additional shares under this program.

13. Commitments, Contingencies, and Uncertainties

Financial Matters

We incur rental expenses under noncancelable lease agreements for certain buildings and operating equipment. Rental expense is charged to “Operating expense and supplies” or “Purchased transportation” on the accompanying statements of operations. Rental expense was $156.8 million, $144.6 million, and $157.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, we were committed under noncancelable lease agreements requiring minimum annual rentals payable as follows:

(in millions)	2009	2010	2011	2012	2013	Thereafter
Minimum annual rentals	$106.1	$76.8	$51.4	$29.3	$15.9	$17.0

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

Projected 2009 net capital expenditures are expected to be $25 to $50 million of which approximately $15.5 million was committed at December 31, 2008.

Class Action Lawsuit

On July 30, 2007, Farm Water Technological Services, Inc. d/b/a Water Tech, and C.B.J.T. d/b/a Agricultural Supply, on behalf of themselves and other plaintiffs, filed a putative class action lawsuit against the Company and 10 other companies engaged in the LTL trucking business in the United States District Court for the Southern District of California. Since that time, other plaintiffs have filed similar cases in various courts across the nation. In December 2007, the courts consolidated these cases in the United States District Court for the Northern District of Georgia. The plaintiffs allege that the defendants, including the Company, conspired to fix fuel surcharges in violation of federal antitrust law and seek unspecified treble damages, injunctive relief, attorneys’ fees and costs of litigation. The Company believes that its fuel surcharge practices are lawful and these suits are without factual basis or legal merit. An appropriate defense has begun, and the Company intends to defend these allegations vigorously. In January 2009, the court dismissed the plaintiffs’ consolidated action without prejudice for failure to show sufficient facts to state a claim. The court has allowed the plaintiffs an opportunity to revise their complaint and refile it by March 2009. Given that the actions are at a very preliminary stage, the Company is not able to determine that any potential liability that might result is probable or estimatable and, therefore, the Company has not recorded a liability related to the actions. If an adverse outcome were to occur, it could have a material adverse effect on the Company’s consolidated financial condition, cash flows and results of operations.

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

USF Red Star

In 2004, USF Red Star, a USF subsidiary that operated in the Northeastern U.S was shut down. We acquired USF in 2005. Due to the shutdown, USF, now our wholly owned subsidiary, was subject to withdrawal liability under the Multi-Employer Pension Plan Amendment Act of 1980 for six multi-employer pension plans. Based on information that USF had received from these plans, we estimated that USF Red Star could be liable for up to approximately $79 million. However, we also estimated that approximately $13 million of this liability could be abated because of contributions that Yellow Transportation, Roadway, New Penn and USF Holland made to one of these six plans. Thus, at the May 2005 purchase date, we reserved approximately $66 million, representing the present value, for these liabilities. We recognized those liabilities as an obligation assumed on the acquisition date of USF, resulting in additional goodwill.

During 2006, we received notification of the successful abatement of one of the six plans. As a result, payments of approximately $2.9 million previously remitted to the plan and held in escrow were returned to us. Further, we received notification that a plan previously thought to be abated in fact was not abated resulting in a $13.3 million charge ($8.1 million net of tax) during the year ended December 31, 2006, to establish the required liability. Our USF Red Star withdrawal liability at December 31, 2006, was $59.1 million and was presented in “Claims and other liabilities” in the consolidated balance sheets. During the year ended December 31, 2007, we reached a settlement agreement with all of the remaining plans aside from the plan that denied our abatement claim in 2006. As a part of the settlements, we agreed to pay $35.8 million to be released from the obligations. As we previously accrued $42.2 million for these obligations, resulting gains on settlement of $6.4 million were recorded during 2007 and are included in “Reorganization and settlements” in the accompanying consolidated statement of operations. Our USF Red Star withdrawal liability at December 31, 2008 and 2007, is $7.2 million and $8.2 million, respectively. We are continuing to review the details of the remaining fund obligation and may contest all or a portion of the liability. Until further resolution the expected annual cash flow relative to this liability is approximately $1.7 million.

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

14. Subsequent Events

On January 2, 2009, we awarded to our non-union employees options to purchase up to an aggregate of 5.3 million shares of our common stock at an exercise price equal to $3.34 per share. The options will vest at the rate of 25% per year and will expire in 10 years. The options were granted subject to shareholder approval as a part of our annual shareholder meeting which is planned for May 2009. If such approval is not granted, the options automatically terminate.

On January 2, 2009, we also adopted a Non-Union Employee Stock Appreciation Right Plan that awarded up to 5.3 million cash settled SARs. These SARs vest over the same four year period discussed above and automatically terminate if the Non-Union Employee Option Plan is approved by our shareholders.

On January 30, 2009, we closed on the first part of the sale and financing leaseback transaction pursuant to our Real Estate Sales Contract, effective December 19, 2008, with NATMI Truck Terminals, LLC (“NATMI”). We received approximately $101.1 million of net proceeds at the first closing. On February 13, 2009, we received an additional $9.0 million of net proceeds under this contract. We expect to close on the remaining part of this transaction and receive approximately $50 million, subject to the satisfaction of normal and customary due diligence and related conditions, including NATMI’s right to elect not to acquire any of the remaining subject facilities in its sole discretion during the inspection period. We will account for the proceeds as a financing transaction, therefore, the assets remain on the balance sheet and a lease obligation will be recorded as long-term debt. The Company will recognize the lease payments through debt reduction and interest expense with no impact to depreciation expense.

On February 12, 2009, we formalized a Union Employee Option plan that provides for a grant of up to 11.4 million options to purchase our common stock at an exercise price equal to $3.74 per share. As a part of the union wage reduction, previously described, we agreed to award a certain equity interest to all effected union employees. These options vest over a twelve month period beginning generally throughout January 2009, the dates in which each of the respective unions ratified the wage reduction. These options are subject to shareholder approval as a part of our annual shareholder meeting which is planned for May 2009. If such approval is not granted, the options automatically terminate.

On February 12, 2009, we also formalized the Union Employee Stock Appreciation Right Plan that provides for a grant of up to 11.4 million cash settled SARs. These SARs vest over the same twelve month period discussed above and automatically terminate if the Union Employee Option Plan is approved by our shareholders.

On February 12, 2009, we amended our Credit Agreement and renewed our ABS Facility as discussed in “Debt and Financing” in the notes to the consolidated financial statements. On February 27, 2009, we further amended our ABS Facility as discussed in the note referenced herein.

On February 13, 2009, we entered into agreements to sell certain real estate assets for approximately $122 million under sale and leaseback type transactions. We expect to close on these agreements at various points through June 2009.

15. Condensed Consolidating Financial Statements

Guarantees of the Contingent Convertible Senior Notes

In August 2003, YRC Worldwide issued 5.0% contingent convertible senior notes due 2023. In November 2003, we issued 3.375% contingent convertible senior notes due 2023. In December 2004, we completed exchange offers pursuant to which holders of the contingent convertible senior notes could exchange their notes for an equal amount of net share settled contingent convertible senior notes. Substantially all notes were exchanged as part of the exchange offers. In connection with the net share settled contingent convertible senior notes, the following 100% owned subsidiaries of YRC Worldwide have issued guarantees in favor of the holders of the net share settled contingent convertible senior notes: YRC Inc., YRC Worldwide Technologies, Inc., YRC Logistics, Inc., YRC Logistics Global, LLC, Globe.com Lines, Inc., Roadway LLC, and Roadway Next Day Corporation. Each of the guarantees is full and unconditional and joint and several.

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

The following represents condensed consolidating financial information as of December 31, 2008 and 2007, with respect to the financial position and for the years ended December 31, 2008, 2007 and 2006, for results of operations and cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the contingent convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

December 31, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$295	$9	$21	$—	$325
Intercompany advances receivable	—	(71)	71	—	—
Accounts receivable, net	2	(16)	858	(7)	837
Prepaid expenses and other	25	203	70	—	298

Total current assets	322	125	1,020	(7)	1,460
Property and equipment	—	2,914	1,064	—	3,978
Less – accumulated depreciation	—	(1,492)	(285)	—	(1,777)

Net property and equipment	—	1,422	779	—	2,201
Investment in subsidiaries	3,377	93	203	(3,673)	—
Receivable from affiliate	(712)	321	391	—	—
Goodwill and other assets	268	200	188	(351)	305

Total assets	$3,255	$2,161	$2,581	$(4,031)	$3,966

Intercompany advances payable	$283	$(105)	$25	$(203)	$—
Accounts payable	11	244	80	(1)	334
Wages, vacations and employees’ benefits	20	242	95	—	357
Claims and insurance accruals	38	25	108	—	171
Other current and accrued liabilities	18	132	171	(2)	319
Asset-backed securitization borrowings	—	—	147	—	147
Current maturities of long-term debt	425	1	—	—	426

Total current liabilities	795	539	626	(206)	1,754
Payable to affiliate	(47)	(23)	221	(151)	—
Long-term debt, less current portion	626	6	155	—	787
Deferred income taxes, net	16	199	24	—	239
Pension and postretirement	370	—	—	—	370
Claims and other liabilities	94	2	246	—	342
Commitments and contingencies
Shareholders’ equity	1,401	1,438	1,309	(3,674)	474

Total liabilities and shareholders’ equity	$3,255	$2,161	$2,581	$(4,031)	$3,966

December 31, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$26	$15	$17	$—	$58
Intercompany advances receivable	—	(65)	65	—	—
Accounts receivable, net	3	(25)	1,101	(5)	1,074
Prepaid expenses and other	76	99	71	—	246

Total current assets	105	24	1,254	(5)	1,378
Property and equipment	1	2,967	1,116	—	4,084
Less – accumulated depreciation	(1)	(1,468)	(235)	—	(1,704)

Net property and equipment	—	1,499	881	—	2,380
Investment in subsidiaries	3,280	93	203	(3,576)	—
Receivable from affiliate	(898)	488	410	—	—
Goodwill and other assets	258	985	412	(350)	1,305

Total assets	$2,745	$3,089	$3,160	$(3,931)	$5,063

Intercompany advances payable	$342	$(294)	$157	$(205)	$—
Accounts payable	12	264	112	—	388
Wages, vacations and employees’ benefits	29	285	112	—	426
Claims and insurance accruals	34	27	107	—	168
Other current and accrued liabilities	18	122	62	—	202
Asset-backed securitization borrowings	—	—	180	—	180
Current maturities of long-term debt	—	232	—	—	232

Total current liabilities	435	636	730	(205)	1,596
Payable to affiliate	(117)	44	223	(150)	—
Long-term debt, less current portion	554	7	261	—	822
Deferred income taxes, net	19	307	196	—	522
Pension and postretirement	180	—	—	—	180
Claims and other liabilities	84	3	244	—	331
Commitments and contingencies
Shareholders’ equity	1,590	2,092	1,506	(3,576)	1,612

Total liabilities and shareholders’ equity	$2,745	$3,089	$3,160	$(3,931)	$5,063

Condensed Consolidating Statements of Operations

For the year ended December 31, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$6,237	$2,784	$(81)	$8,940

Operating expenses:
Salaries, wages and employees’ benefits	27	3,495	1,729	—	5,251
Operating expenses and supplies	(18)	1,362	641	(1)	1,984
Purchased transportation	—	800	356	(81)	1,075
Depreciation and amortization	—	168	96	—	264
Other operating expenses	—	286	124	—	410
Gains on property disposals, net	—	(11)	(8)	—	(19)
Reorganization and settlements	—	10	15	—	25
Impairment charges	—	775	249	—	1,024

Total operating expenses	9	6,885	3,202	(82)	10,014

Operating income (loss)	(9)	(648)	(418)	1	(1,074)

Nonoperating (income) expenses:
Interest expense	36	17	25	—	78
Interest income	(2)	—	(3)	—	(5)
Other, net	21	185	(211)	1	(4)

Nonoperating (income) expenses, net	55	202	(189)	1	69

Loss before income taxes	(64)	(850)	(229)	—	(1,143)
Income tax benefit	(23)	(112)	(34)	—	(169)

Net loss	$(41)	$(738)	$(195)	$—	$(974)

For the year ended December 31, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$45	$6,724	$3,233	$(381)	$9,621

Operating expenses:
Salaries, wages and employees’ benefits	35	3,797	1,909	—	5,741
Operating expenses and supplies	26	1,345	842	(348)	1,865
Purchased transportation	—	780	344	(35)	1,089
Depreciation and amortization	—	159	97	—	256
Other operating expenses	—	296	141	—	437
Gains on property disposals, net	—	(8)	2	—	(6)
Reorganization and settlements	10	7	5	—	22
Impairment charges	—	76	706	—	782

Total operating expenses	71	6,452	4,046	(383)	10,186

Operating income (loss)	(26)	272	(813)	2	(565)

Nonoperating (income) expenses:
Interest expense	36	18	35	—	89
Interest income	(3)	—	(1)	—	(4)
Other, net	30	195	(225)	2	2

Nonoperating (income) expenses, net	63	213	(191)	2	87

Income (loss) before income taxes	(89)	59	(622)	—	(652)
Income tax provision (benefit)	(26)	7	5	—	(14)

Net income (loss)	$(63)	$52	$(627)	$—	$(638)

For the year ended December 31, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$53	$8,429	$1,889	$(452)	$9,919

Operating expenses:
Salaries, wages and employees’ benefits	38	4,848	931	(81)	5,736
Operating expenses and supplies	35	1,615	488	(319)	1,819
Purchased transportation	—	840	271	(20)	1,091
Depreciation and amortization	—	215	59	—	274
Other operating expenses	—	370	66	—	436
Gains on property disposals, net	—	(6)	(2)	—	(8)
Reorganization and settlements	—	8	18	—	26

Total operating expenses	73	7,890	1,831	(420)	9,374

Operating income (loss)	(20)	539	58	(32)	545

Nonoperating (income) expenses:
Interest expense	34	29	25	—	88
Interest income	(1)	(1)	(1)	—	(3)
Other, net	21	151	(136)	(32)	4

Nonoperating (income) expenses, net	54	179	(112)	(32)	89

Income (loss) before income taxes	(74)	360	170	—	456
Income tax provision (benefit)	(6)	122	63	—	179

Net income (loss)	$(68)	$238	$107	$—	$277

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$40	$(59)	$239	$—	$220

Investing activities:
Acquisition of property and equipment	—	(120)	(42)	—	(162)
Proceeds from disposal of property and equipment	—	45	82	—	127
Investment in affiliate	—	—	(46)	—	(46)
Other	—	—	(6)	—	(6)

Net cash used in investing activities	—	(75)	(12)	—	(87)

Financing activities:
Asset-backed securitization borrowings (payments), net	—	—	(33)	—	(33)
Issuance of long-term debt	510	—	—	—	510
Repayment of long-term debt	—	(229)	(103)	—	(332)
Debt issuance costs	(11)	—	—	—	(11)
Intercompany advances / repayments	(270)	357	(87)	—	—

Net cash provided by (used in) financing activities	229	128	(223)	—	134

Net increase (decrease) in cash and cash equivalents	269	(6)	4	—	267
Cash and cash equivalents, beginning of year	26	15	17	—	58

Cash and cash equivalents, end of year	$295	$9	$21	$—	$325

For the year ended December 31, 2007 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(219)	$417	$195	$—	$393

Investing activities:
Acquisition of property and equipment	—	(251)	(143)	—	(394)
Proceeds from disposal of property and equipment	—	23	32	—	55
Other	(2)	1	(1)	—	(2)

Net cash used in investing activities	(2)	(227)	(112)	—	(341)

Financing activities:
Asset-backed securitization borrowings (payments), net	—	—	(45)	—	(45)
Issuance of long-term debt	154	—	1	—	155
Repayment of long-term debt	(150)				(150)
Debt issuance costs	(1)	—	—	—	(1)
Treasury stock purchases	(35)	—	—	—	(35)
Proceeds from exercise of stock options	6	—	—	—	6
Intercompany advances / repayments	253	(196)	(57)	—	—

Net cash provided by (used in) financing activities	227	(196)	(101)	—	(70)

Net increase (decrease) in cash and cash Equivalents	6	(6)	(18)	—	(18)
Cash and cash equivalents, beginning of year	20	21	35	—	76

Cash and cash equivalents, end of year	$26	$15	$17	$—	$58

For the year ended December 31, 2006 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(97)	$154	$475	$—	$532

Investing activities:
Acquisition of property and equipment	—	(325)	(53)	—	(378)
Proceeds from disposal of property and equipment	—	17	58	—	75
Acquisition of companies	(26)	—	—	—	(26)
Other	—	6	(6)	—	—

Net cash used in investing activities	(26)	(302)	(1)	—	(329)

Financing activities:
Asset-backed securitization borrowings (payments), net	—	—	(150)	—	(150)
Repayment of long-term debt	(45)	—	—	—	(45)
Treasury stock purchases	(20)	—	—	—	(20)
Proceeds from exercise of stock options	6	—	—	—	6
Intercompany advances / repayments	182	151	(333)	—	—

Net cash provided by (used in) financing activities	123	151	(483)	—	(209)

Net increase (decrease) in cash and cash equivalents	—	3	(9)	—	(6)
Cash and cash equivalents, beginning of year	20	18	44	—	82

Cash and cash equivalents, end of year	$20	$21	$35	$—	$76

Guarantees of the Senior Notes Due 2010

In connection with the senior notes due 2010 that Regional Transportation assumed by virtue of the Company’s acquisition of USF Corporation, YRC Worldwide and its following 100% owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2010: USF Sales Corporation, USF Holland Inc., USF Reddaway Inc., USF Glen Moore Inc., YRC Logistics Services, Inc. and IMUA Handling Corporation. Each of the guarantees is full and unconditional and joint and several.

The condensed consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. (There are currently no significant restrictions on the ability of YRC Worldwide or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan).

The following represents condensed consolidating financial information of YRC Worldwide and its subsidiaries as of December 31, 2008 and 2007, with respect to the financial position and for the years ended December 31, 2008, 2007 and 2006, for results of operations and cash flows. The primary obligor column presents the financial information of Regional Transportation. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2010, including YRC Worldwide. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

December 31, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$299	$26	$—	$325
Intercompany advances receivable	—	(7)	7	—	—
Accounts receivable, net	—	5	846	(14)	837
Prepaid expenses and other	(6)	110	194	—	298

Total current assets	(6)	407	1,073	(14)	1,460
Property and equipment	—	869	3,109	—	3,978
Less – accumulated depreciation	—	(212)	(1,565)	—	(1,777)

Net property and equipment	—	657	1,544	—	2,201
Investment in subsidiaries	218	3,376	8	(3,602)	—
Receivable from affiliate	392	(912)	520	—	—
Goodwill and other assets	64	273	319	(351)	305

Total assets	$668	$3,801	$3,464	$(3,967)	$3,966

Intercompany advances payable	$65	$181	$(46)	$(200)	$—
Accounts payable	5	49	288	(8)	334
Wages, vacations and employees’ benefits	—	94	263	—	357
Claims and insurance accruals	—	43	128	—	171
Other current and accrued liabilities	21	38	265	(5)	319
Asset-backed securitization borrowings	—	—	147	—	147
Current maturities of long-term debt	—	425	1	—	426

Total current liabilities	91	830	1,046	(213)	1,754
Payable to affiliate	—	26	125	(151)	—
Long-term debt, less current portion	155	626	6	—	787
Deferred income taxes, net	18	125	96	—	239
Pension and postretirement	—	370	—	—	370
Claims and other liabilities	1	98	243	—	342
Commitments and contingencies
Shareholders’ equity	403	1,726	1,948	(3,603)	474

Total liabilities and shareholders’ equity	$668	$3,801	$3,464	$(3,967)	$3,966

December 31, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$29	$29	$—	$58
Intercompany advances receivable	—	(11)	11	—	—
Accounts receivable, net	—	7	1,084	(17)	1,074
Prepaid expenses and other	(5)	153	98	—	246

Total current assets	(5)	178	1,222	(17)	1,378
Property and equipment	2	914	3,168	—	4,084
Less – accumulated depreciation	(2)	(165)	(1,537)	—	(1,704)

Net property and equipment	—	749	1,631	—	2,380
Investment in subsidiaries	218	3,279	9	(3,506)	—
Receivable from affiliate	490	(1,183)	693	—	—
Goodwill and other assets	160	373	1,122	(350)	1,305

Total assets	$863	$3,396	$4,677	$(3,873)	$5,063

Intercompany advances payable	$65	$119	$16	$(200)	$—
Accounts payable	9	82	306	(9)	388
Wages, vacations and employees’ benefits	3	114	309	—	426
Claims and insurance accruals	—	41	127	—	168
Other current and accrued liabilities	23	37	150	(8)	202
Asset-backed securitization borrowings	—	—	180	—	180
Current maturities of long-term debt	—	—	232	—	232

Total current liabilities	100	393	1,320	(217)	1,596
Payable to affiliate	—	(45)	195	(150)	—
Long-term debt, less current portion	260	555	7	—	822
Deferred income taxes, net	52	127	343	—	522
Pension and postretirement	—	180	—	—	180
Claims and other liabilities	—	85	246	—	331
Commitments and contingencies
Shareholders’ equity	451	2,101	2,566	(3,506)	1,612

Total liabilities and shareholders’ equity	$863	$3,396	$4,677	$(3,873)	$5,063

Condensed Consolidating Statements of Operations

For the year ended December 31, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$2,040	$6,956	$(56)	$8,940

Operating expenses:
Salaries, wages and employees’ benefits	3	1,230	4,018	—	5,251
Operating expenses and supplies	(10)	607	1,389	(2)	1,984
Purchased transportation	—	85	1,046	(56)	1,075
Depreciation and amortization	7	68	189	—	264
Other operating expenses	—	107	303	—	410
Gains on property disposals, net	—	(8)	(11)	—	(19)
Reorganization and settlements	—	13	12	—	25
Impairment charges	90	109	825	—	1,024

Total operating expenses	90	2,211	7,771	(58)	10,014

Operating income (loss)	(90)	(171)	(815)	2	(1,074)

Nonoperating (income) expenses:
Interest expense	15	36	27	—	78
Interest income	—	(2)	(3)	—	(5)
Other, net	(29)	97	(74)	2	(4)

Nonoperating (income) expenses, net	(14)	131	(50)	2	69

Loss before income taxes	(76)	(302)	(765)	—	(1,143)
Income tax benefit	(26)	(74)	(69)	—	(169)

Net loss	$(50)	$(228)	$(696)	$—	$(974)

For the year ended December 31, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$22	$2,362	$7,612	$(375)	$9,621

Operating expenses:
Salaries, wages and employees’ benefits	8	1,397	4,336	—	5,741
Operating expenses and supplies	5	654	1,554	(348)	1,865
Purchased transportation	—	122	996	(29)	1,089
Depreciation and amortization	8	67	181	—	256
Other operating expenses	—	121	316	—	437
Gains on property disposals, net	—	(1)	(5)	—	(6)
Reorganization and settlements	1	13	8	—	22
Impairment charges	646	—	136		782

Total operating expenses	668	2,373	7,522	(377)	10,186

Operating income (loss)	(646)	(11)	90	2	(565)

Nonoperating (income) expenses:
Interest expense	16	35	38	—	89
Interest income	—	(3)	(1)	—	(4)
Other, net	(42)	127	(85)	2	2

Nonoperating (income) expenses, net	(26)	159	(48)	2	87

Income (loss) before income taxes	(620)	(170)	138	—	(652)
Income tax provision (benefit)	(17)	(54)	57	—	(14)

Net income (loss)	$(603)	$(116)	$81	$—	$(638)

For the year ended December 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$22	$2,440	$7,913	$(456)	$9,919

Operating expenses:
Salaries, wages and employees’ benefits	8	1,381	4,428	(81)	5,736
Operating expenses and supplies	6	624	1,508	(319)	1,819
Purchased transportation	—	137	978	(24)	1,091
Depreciation and amortization	8	72	194	—	274
Other operating expenses	—	115	321	—	436
Gains on property disposals, net	—	(2)	(6)	—	(8)
Reorganization and settlements	—	1	25	—	26

Total operating expenses	22	2,328	7,448	(424)	9,374

Operating income (loss)	—	112	465	(32)	545

Nonoperating (income) expenses:
Interest expense	15	34	39	—	88
Interest income	—	(1)	(2)	—	(3)
Other, net	(24)	101	(41)	(32)	4

Nonoperating (income) expenses, net	(9)	134	(4)	(32)	89

Income (loss) before income taxes	9	(22)	469	—	456
Income tax provision	3	13	163	—	179

Net income (loss)	$6	$(35)	$306	$—	$277

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$12	$(74)	$282	$—	$220

Investing activities:
Acquisition of property and equipment	—	(34)	(128)	—	(162)
Proceeds from disposal of property and equipment	—	69	58	—	127
Investment in affiliate	—	—	(46)	—	(46)
Other	—	—	(6)	—	(6)

Net cash provided by (used in) investing activities	—	35	(122)	—	(87)

Financing activities:
Asset-backed securitization borrowings (payments), net	—	—	(33)	—	(33)
Issuance of long-term debt	—	510	—	—	510
Repayment of long-term debt	(103)	—	(229)	—	(332)
Debt issuance costs	—	(11)	—	—	(11)
Intercompany advances / repayments	91	(190)	99	—	—

Net cash provided by (used in) financing activities	(12)	309	(163)	—	134

Net increase (decrease) in cash and cash equivalents	—	270	(3)	—	267
Cash and cash equivalents, beginning of year	—	29	29	—	58

Cash and cash equivalents, end of year	$—	$299	$26	$—	$325

For the year ended December 31, 2007 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$36	$(200)	$557	$—	$393

Investing activities:
Acquisition of property and equipment	—	(110)	(284)	—	(394)
Proceeds from disposal of property and equipment	—	5	50	—	55
Other	—	(1)	(1)	—	(2)

Net cash used in investing activities	—	(106)	(235)	—	(341)

Financing activities:
Asset-backed securitization borrowings (payments), net	—	—	(45)	—	(45)
Issuance of long-term debt	—	154	1	—	155
Repayment of long-term debt	—	(150)	—	—	(150)
Debt issuance costs		(1)	—	—	(1)
Treasury stock purchases	—	(35)	—	—	(35)
Proceeds from exercise of stock options	—	6	—	—	6
Intercompany advances / repayments	(36)	338	(302)	—	—

Net cash provided by (used in) financing activities	(36)	312	(346)	—	(70)

Net increase (decrease) in cash and cash equivalents	—	6	(24)	—	(18)
Cash and cash equivalents, beginning of year	—	23	53	—	76

Cash and cash equivalents, end of year	$—	$29	$29	$—	$58

For the year ended December 31, 2006 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$(71)	$93	$510	$—	$532

Investing activities:
Acquisition of property and equipment	—	(94)	(284)	—	(378)
Proceeds from disposal of property and equipment	1	30	44	—	75
Acquisition of companies	—	(26)	—	—	(26)

Net cash provided by (used in) investing activities	1	(90)	(240)	—	(329)

Financing activities:
Asset-backed securitization borrowings (payments), net	—	—	(150)	—	(150)
Repayment of long-term debt	—	(45)	—	—	(45)
Treasury stock purchases	—	(20)	—	—	(20)
Proceeds from exercise of stock options	—	6	—	—	6
Intercompany advances / repayments	70	37	(107)	—	—

Net cash provided by (used in) financing activities	70	(22)	(257)	—	(209)

Net increase (decrease) in cash and cash equivalents	—	(19)	13	—	(6)
Cash and cash equivalents, beginning of year	—	42	40	—	82

Cash and cash equivalents, end of year	$—	$23	$53	$—	$76

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YRC Worldwide Inc.:

We have audited the accompanying consolidated balance sheets of YRC Worldwide Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, shareholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, on January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), YRC Worldwide Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009, expressed an unqualified opinion on the effectiveness of YRC Worldwide Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
March 2, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YRC Worldwide Inc.:

We have audited YRC Worldwide Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). YRC Worldwide Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on YRC Worldwide Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, YRC Worldwide Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of YRC Worldwide Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, shareholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2008, and our report dated March 2, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri
March 2, 2009

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management, with participation from our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures and our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” that the Committee of Sponsoring Organizations of the Treadway Commission issued.

Based on its assessment using those criteria, our management concluded that, as of December 31, 2008, our system of internal control over financial reporting was effective.

KPMG LLP, the registered independent public accounting firm that audited our December 31, 2008, consolidated financial statements, has issued an attestation report on our system of internal control over financial reporting. The KPMG LLP attestation report is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item relating to our directors and nominees, our audit committee and compliance with Section 16(a) of the Securities Act of 1934 is included under the captions “Proposal to Elect Directors”, “Audit/Ethics Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in our Proxy Statement related to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

The following are our executive officers as of March 2, 2009:

Name	Age	Position(s) Held
William D. Zollars	61	Chairman of the Board, President and Chief Executive Officer of YRC Worldwide (since November 1999); President of Yellow Transportation (1996 – 1999); Senior Vice President of Ryder Integrated Logistics, Inc. (1994 –1996).

Timothy A. Wicks	43	Executive Vice President and Chief Financial Officer of YRC Worldwide (since October 2008); Senior Vice President, Strategic Growth Initiatives (2006-2008), Senior Vice President, Product Development and Management (2004-2006), Vice President, Platinum Broker Service (2003-2004), and Vice President, Consumer Solutions (2002-2003) of UnitedHealthcare.

Daniel J. Churay	46	Executive Vice President, General Counsel and Secretary of YRC Worldwide (since September 2002); Senior Counsel, Fulbright & Jaworski L.L.P. (2002); Deputy General Counsel and Assistant Secretary of Baker Hughes Incorporated (1998 – 2002).

Michael J. Smid	53	President of YRC North American Transportation (since October 2007); President of YRC National Transportation (2007); President and Chief Executive Officer of Roadway Express (2005 – 2007); President and Chief Integration Officer of YRC Worldwide Enterprise Services (2004 – 2005); Executive Vice President and Chief Administrative Officer, Yellow Transportation (2000 – 2004).

Keith E. Lovetro	53	President of YRC Regional Transportation (since October 2007); Executive Vice President – Marketing and US Management Board Member of DHL Express (November 2006 – October 2007); President and CEO (December 2002 – November 2006); Senior Vice President and Chief Operating Officer (September 2001 – December 2002) and Vice President - Marketing of FedEx Freight West (September 1998 – September 2001).

James G. Kissinger	52

Executive Vice President – Human Resources, YRC Worldwide (since January 2008); Senior Vice President – Corporate Operations, Aircell (telecommunications) (2006 – 2007); Senior Vice President – Human Resources, Sprint Nextel Corporation (telecommunications)

(1984 – 2006).

Paul F. Liljegren	54	Vice President, Controller and Chief Accounting Officer of YRC Worldwide (since September 2005); Interim Chief Financial Officer of YRC Worldwide (August 2008 – October 2008); Vice President, Risk and Assurance of YRC Worldwide (2004 – 2005); Corporate Treasurer of Butler Manufacturing Company (1998 – 2004); Vice President, Finance for a division of Butler Manufacturing Company (1991 – 1998).

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

The information that this item requires is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in our Proxy Statement related to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information that this item requires is included under the captions “Security Ownership of Management,” “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in our Proxy Statement related to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information that this item requires is included under the captions “Structure and Functioning of the Board” and “Certain Relationships and Related Party Transactions” in our Proxy Statement related to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information that this item requires is included under the caption “Audit/Ethics Committee Report” in our Proxy Statement related to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The consolidated financial statements of the Company included under Item 8 – Financial Statements and Supplementary Data.

(a)(2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule on page 94.

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006, on page 95.

(a)(3) Exhibits

3.1.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-12255).

3.1.2	Certificate of Amendment to the Certificate of Incorporation of the Company changing the name of the Company to Yellow Roadway Corporation (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8, filed on December 23, 2003, File No. 333-111499).

3.1.3	Certificate of Ownership and Merger, merging YRC Worldwide Inc. into Yellow Roadway Corporation, effecting a name change to YRC Worldwide Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on January 3, 2006, File No. 000-12255).

3.2	Bylaws of the Company, as amended through October 25, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on October 26, 2007, File No. 000-12255).

4.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.1 to this Annual Report on Form 10-K), as amended by Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to this Annual Report on Form 10-K), and Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.1.3 to this Annual Report on Form 10-K).

4.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to this Annual Report on Form 10-K).

4.3.1	Indenture, dated as of May 5, 1999, among YRC Regional Transportation, Inc. (formerly, USFreightways Corporation), the Guarantors named therein and NBD Bank, as trustee (incorporated by reference to Exhibit 4.11 to Registration Statement on Form S-4, filed on June 21, 2005, File No. 333-126006).

4.3.2	Form of 8 1/2% Guaranteed Note due April 15, 2010 issued by YRC Regional Transportation, Inc. (formerly, USFreightways Corporation) (incorporated by reference to Exhibit 4.13 to Registration Statement on Form S-4, filed on June 21, 2005, File No. 333-26006).

4.3.3	Supplemental Indenture, dated as of June 27, 2005, among the Company as New Guarantor, YRC Regional Transportation, Inc. (formerly, USF Corporation), the Existing Guarantor Subsidiaries under the indenture and J.P. Morgan Trust Company, National Association as Trustee, supplementing the Indenture, dated as of May 5, 1999 (as supplemented and in effect as of the date of the Supplemental Indenture), relating to the YRC Regional Transportation, Inc. (formerly USFreightways Corporation) 8 1/2% Guaranteed Notes due April 15, 2010 (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-1225).

4.4	Indenture (including form of note) dated August 8, 2003 among the Company, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to the Company’s 5.0% Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-4, filed on August 19, 2003, File No. 333-108081).

4.5	Indenture (including form of note) dated November 25, 2003 among the Company, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to the Company’s 3.375% Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8, filed on December 23, 2003, File No. 333-111499).

4.6	Indenture (including form of note) dated December 31, 2004, among the Company, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to the Company’s 5.0% Net Share Settled Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to Registration Statement on Form S-4/A, filed on November 30, 2004, File No. 333-119990).

4.7	Indenture (including form of note) dated December 31, 2004, among the Company, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to the Company’s 3.375% Net Share Settled Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.8 to Amendment No. 1 to Registration Statement on Form S-4/A, filed on November 30, 2004, File No. 333-119990).

(10) Material Contracts

10.1.1	Credit Agreement, dated as of August 17, 2007, among the Company; the Canadian Borrowers and UK Borrowers party thereto; the Lenders party thereto; Bank of America, N.A. and SunTrust Bank, as Syndication Agents; U.S. Bank National Association, Wachovia Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch, as Documentation Agents; JP Morgan Chase Bank, National Association, Toronto Branch, as Canadian Agent; J.P. Morgan Europe Limited, as UK Agent; and JPMorgan Chase Bank, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on August 22, 2007, File No. 000-12255).

10.1.2	Amendment No. 1, dated as of April 18, 2008, to the Credit Agreement, dated as of August 17, 2007, among the Company, the Canadian Borrower, the UK Borrower, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on April 21, 2008, File No. 000-12255).

10.1.3	Waiver No. 1, dated as of January 15, 2009, to Credit Agreement, dated as of August 17, 2007, as amended, among the Company, the Canadian Borrower, the UK Borrower, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on January 22, 2009, File No. 000-12255).

10.1.4*	Waiver and Amendment No. 2, dated as of February 12, 2009, and Consent, Waiver and Amendment No. 3, dated February 27, 2009, to the Credit Agreement, dated as of August 17, 2007, among the Company, the Canadian Borrower, the UK Borrower, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent.

10.2.1	Third Amended and Restated Receivables Purchase Agreement, dated as of April 18, 2008, among Yellow Roadway Receivables Funding Corporation, as Seller; Falcon Asset Securitization Company LLC, Three Pillars Funding LLC and Amsterdam Funding Corporation, as Conduits; YRC Assurance Co. Ltd., as an uncommitted purchaser; the financial institutions party thereto as Committed Purchasers; Wachovia Bank, National Association, as Wachovia Agent and LC Issuer; SunTrust Robinson Humphrey, Inc., as Three Pillars Agent, The Royal Bank of Scotland plc (successor to ABN AMRO Bank, N.V.), as Amsterdam Agent, and JPMorgan Chase Bank, N.A., Falcon Agent and as Administrative Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on April 21, 2008, File No. 000-12255).

10.2.2	Omnibus Consent and Amendment No. 1 to Third Amended and Restated Receivables Purchase Agreement, Amendment No. 4 to Receivables Sale Agreement and Amendment No. 1 to Performance Undertaking, dated as of September 25, 2008, among Yellow Transportation, Inc., Roadway Express, Inc., USF Reddaway, Inc. and USF Holland, Inc., as Originators; Yellow Roadway Receivables Funding Corporation, as Seller; YRC Worldwide Inc., as Performance Guarantor; Falcon Asset Securitization Company LLC, Three Pillars Funding LLC and Amsterdam Funding Corporation, as Conduits; YRC Assurance Co. Ltd., as an uncommitted purchaser; the financial institutions party thereto as Committed Purchasers; Wachovia Bank, National Association, as Wachovia Agent and LC Issuer; SunTrust Robinson Humphrey, Inc., as Three Pillars Agent, The Royal Bank of Scotland plc (successor to ABN AMRO Bank, N.V.), as Amsterdam Agent, and JPMorgan Chase Bank, N.A., as Falcon Agent and as Administrative Agent (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 000-12255).

10.2.3	Limited Waiver and Second Amendment, dated as of January 15, 2009, to Third Amended and Restated Receivables Purchase Agreement, dated as of April 18, 2008, as amended, among Yellow Roadway Receivables Funding Corporation, as Seller; Falcon Asset Securitization Company LLC, Three Pillars Funding LLC and Amsterdam Funding Corporation, as Conduits; YRC Assurance Co. Ltd., as an uncommitted purchaser; the financial institutions party thereto as Committed Purchasers; Wachovia Bank, National Association, as Wachovia Agent and LC Issuer; SunTrust Robinson Humphrey, Inc., as Three Pillars Agent, The Royal Bank of Scotland plc (successor to ABN AMRO Bank, N.V.), as Amsterdam Agent, and JPMorgan Chase Bank, N.A., as Falcon Agent and Administrative Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on January 22, 2009, File No. 000-12255).

10.2.4*	Omnibus Amendment [Waiver and Amendment No. 3 to Third Amended and Restated Receivables Purchase Agreement and Amendment No. 4 to Receivables Sale Agreement], dated as of February 12, 2009, and Waiver and Amendment No. 4 to Third Amended and Restated Receivables Purchase Agreement, dated February 27, 2009, among Yellow Roadway Receivables Funding Corporation, as Seller; YRC Worldwide Inc., as Performance Guarantor; JPMorgan Chase Bank, N.A., SunTrust Bank, Wachovia Bank, National Association, and The Royal Bank of Scotland plc as successor to ABN AMRO Bank, N.V., as Committed Purchasers; Falcon Asset Securitization Company LLC, Three Pillars Funding LLC and Amsterdam Funding Corporation, as Conduits; YRC Assurance Co. Ltd., as Co-Agent; Wachovia Bank, National Association, as LC Issuer; SunTrust Robinson Humphrey, Inc., Wachovia Bank, National Association, The Royal Bank of Scotland plc as successor to ABN AMRO Bank, N.V. and JPMorgan Chase Bank, N.A., as Co-Agents; JP Morgan Chase Bank, N.A., as Administrative Agent; and YRC Inc., USF Reddaway, Inc. and USF Holland, Inc., as Originators.

10.3.1	National Master Freight Agreement, effective April 1, 2008, among the International Brotherhood of Teamsters, YRC Inc. (formerly, Yellow Transportation, Inc. and Roadway Express, Inc.), USF Holland Inc. and New Penn Motor Express, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed February 11, 2008, File No. 000-12255).

10.3.2*	Memorandum of Understanding on the Wage Reduction – Job Security Plan, dated November 25, 2008, among the International Brotherhood of Teamsters, YRC Inc., USF Holland Inc. and New Penn Motor Express, Inc.

10.4*	Real Estate Sales Contract, effective December 19, 2008, between NATMI Truck Terminals, LLC and YRC Worldwide Inc., as amended by Amendment No. 1, effective January 21, 2009, and Amendment No. 2, effective February 12, 2009.

(10) Management Contracts, Compensatory Plans and Arrangements

10.5.1	YRC Worldwide Inc. Director Compensation Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 000-12255).

10.5.2	Form of Director Share Unit Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 25, 2005, File No. 000-12255).

10.6.1	Employment Agreement dated January 25, 2006, by and between the Company and William D. Zollars (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on January 26, 2006, File No. 000-12255).

10.6.2	Amendment effective December 30, 2008 to Employment Agreement, dated as of January 25, 2006, by and between the Company and William D. Zollars (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on January 6, 2009, File No. 000-12255).

10.7

Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, filed on March 15, 2007, File No. 000-12255).

10.8	Form of Executive Severance Agreement between the Company and each of the following executive officers: William D. Zollars, Timothy A. Wicks, Michael J. Smid, Daniel J. Churay, James G. Kissinger, Keith E. Lovetro and Paul F. Liljegren (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on January 6, 2009, File No. 000-12255).

10.9	YRC Worldwide Inc. Executive Severance Policy (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed on July 25, 2006, File No. 000-12255).

10.10	Yellow Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Annual Report on Form10-K for the year ended December 31, 2002, Reg. No. 000-12255).

10.11	Yellow Corporation 1997 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2004, Reg. No. 000-12255).

10.12	Yellow Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, filed on November 9, 2000, File No. 333-49620).

10.13	Yellow Corporation 2002 Stock Option and Share Award Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, filed on May 15, 2002, File No. 333-88268).

10.14	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-12255).

10.15	Yellow Roadway Corporation 2004 Long-Term Incentive and Equity Award Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 19, 2008, File No. 000-12255).

10.16	Form of Share Unit Agreement. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2007, File No. 000-12255).

10.17	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 19, 2008, File No. 000-12255).

10.18	YRC Worldwide Inc. Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2007, File No. 000-12255).

10.19	YRC Worldwide Inc. Annual Incentive Bonus Program (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on May 23, 2007, File No. 000-12255).

10.20.1	YRC Worldwide Inc. Supplemental Executive Pension Plan (Effective January 1, 2005) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 25, 2006, File No. 000-12255).

10.20.2	Amendment to YRC Worldwide Inc. Supplemental Executive Pension Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on July 8, 2008, File No. 000-12255).

10.21.1	YRC Worldwide Inc. Defined Contribution Supplemental Executive Retirement Plan (Effective January 1, 2005) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on July 25, 2006, File No. 000-12255).

10.21.2*	Amendment to YRC Worldwide Inc. Defined Contribution Supplemental Executive Retirement Plan.

10.22.1	Yellow Corporation Pension Plan, amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-12255).

10.22.2	Amendment No. 1 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 000-12255).

10.22.3	Amendment No. 2 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-12255).

10.22.4	Amendment No. 3 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on July 8, 2008, File No. 000-12255).

10.22.5*	Amendment No. 4 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004.

10.23	YRC Worldwide Inc. Non-Union Employee Option Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on January 6, 2009, File No. 000-12255).

10.24	YRC Worldwide Inc. Non-Union Employee Stock Appreciation Right Plan (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed on January 6, 2009, File No. 000-12255).

10.25*	YRC Worldwide Inc. Union Employee Option Plan.

10.26*	YRC Worldwide Inc. Union Employee Stock Appreciation Right Plan.

21.1*	Subsidiaries of the Company

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1*	Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Timothy A. Wicks pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification William D. Zollars pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Timothy A. Wicks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates documents filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YRC Worldwide Inc.:

Under date of March 2, 2009 we reported on the consolidated balance sheets of YRC Worldwide Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, shareholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2008, which are included in this annual report on Form 10-K of YRC Worldwide Inc. for the fiscal year ended December 31, 2008. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts (Schedule II). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, on January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ KPMG LLP

Kansas City, Missouri
March 2, 2009

Schedule II

YRC Worldwide Inc. and Subsidiaries

Valuation and Qualifying Accounts

For the Years Ended December 31, 2008, 2007 and 2006,

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
		-1-	-2-
Description	Balance, Beginning Of Year	Charged To Costs/ Expenses	Charged To Other Accounts	Deductions (a)	Balance, End Of Year
	(in millions)
Year ended December 31, 2008:
Deducted from asset account - Allowance for uncollectible accounts	$34.9	$36.7	$—	$(39.6)	$32.0

Added to liability account - Claims and insurance accruals	$478.3	$298.0	$—	$(280.6)	$495.7

Year ended December 31, 2007:
Deducted from asset account - Allowance for uncollectible accounts	$35.7	$31.5	$—	$(32.3)	$34.9

Added to liability account - Claims and insurance accruals	$504.4	$297.8	$—	$(323.9)	$478.3

Year ended December 31, 2006:
Deducted from asset account - Allowance for uncollectible accounts	$32.0	$39.2	$—	$(35.5)	$35.7

Added to liability account - Claims and insurance accruals	$499.9	$344.8	$7.5	$(347.8)	$504.4

(a)	Regarding the allowance for uncollectible accounts, amounts primarily relate to uncollectible accounts written off, net of recoveries. For the claims and insurance accruals, amounts primarily relate to payments of claims and insurance.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YRC Worldwide Inc.

BY:	/s/ William D. Zollars
William D. Zollars
Chairman of the Board of Directors, President
& Chief Executive Officer

March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William D. Zollars William D. Zollars	Chairman of the Board of Directors, President and Chief Executive Officer	March 2, 2009

/s/ Timothy A. Wicks Timothy A. Wicks	Executive Vice President & Chief Financial Officer	March 2, 2009

/s/ Paul F. Liljegren Paul F. Liljegren	Vice President, Controller & Chief Accounting Officer	March 2, 2009

/s/ Michael T. Byrnes Michael T. Byrnes	Director	March 2, 2009

/s/ Cassandra C. Carr Cassandra C. Carr	Director	March 2, 2009

/s/ Howard M. Dean Howard M. Dean	Director	March 2, 2009

/s/ Dennis E. Foster Dennis E. Foster	Director	March 2, 2009

/s/ John C. McKelvey John C. McKelvey	Director	March 2, 2009

/s/ Phillip J. Meek Phillip J. Meek	Director	March 2, 2009

/s/ Mark A. Schulz Mark A. Schulz	Director	March 2, 2009

/s/ William L. Trubeck William L. Trubeck	Director	March 2, 2009

/s/ Carl W. Vogt Carl W. Vogt	Director	March 2, 2009