Form 10-Q
period 2009-03-31
YRC WORLDWIDE INC
filed 2009-05-11
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-12255

YRC Worldwide Inc.

(Exact name of registrant as specified in its charter)

Delaware	48-0948788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10990 Roe Avenue, Overland Park, Kansas	66211
(Address of principal executive offices)	(Zip Code)

(913) 696-6100

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $1 par value per share	59,444,071 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(Amounts in thousands except per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$248,519	$325,349
Restricted cash	17,617	—
Accounts receivable, net	718,323	837,055
Prepaid expenses and other	211,887	298,101

Total current assets	1,196,346	1,460,505

Property and Equipment:
Cost	3,928,214	3,977,881
Less – accumulated depreciation	(1,799,193)	(1,776,904)

Net property and equipment	2,129,021	2,200,977

Intangibles, net	180,151	184,769
Other assets	169,207	119,862

Total assets	$3,674,725	$3,966,113

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$283,170	$333,910
Wages, vacations and employees’ benefits	389,185	356,410
Other current and accrued liabilities	428,386	489,994
Asset backed securitization borrowings	188,211	147,000
Current maturities of lease financing obligations	996	—
Current maturities of long-term debt	382,594	415,321

Total current liabilities	1,672,542	1,742,635

Other Liabilities:
Long-term lease financing obligations, less current portion	154,589	—
Long-term debt, less current portion	694,271	787,415
Deferred income taxes, net	182,693	242,663
Pension and postretirement	378,931	370,031
Claims and other liabilities	384,164	341,918
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1 par value per share	62,513	62,413
Preferred stock, $1 par value per share	—	—
Capital surplus	1,239,097	1,239,586
Retained earnings (deficit)	(829,043)	(555,261)
Accumulated other comprehensive income (loss)	(172,295)	(172,550)
Treasury stock, at cost (3,079 shares)	(92,737)	(92,737)

Total shareholders’ equity	207,535	481,451

Total liabilities and shareholders’ equity	$3,674,725	$3,966,113

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the Three Months Ended March 31

(Amounts in thousands except per share data)

(Unaudited)

	2009	2008
Operating Revenue	$1,502,795	$2,232,592

Operating Expenses:
Salaries, wages and employees’ benefits	1,166,999	1,353,146
Operating expenses and supplies	367,292	486,229
Purchased transportation	175,184	254,312
Depreciation and amortization	66,269	63,313
Other operating expenses	104,705	112,765
Losses on property disposals, net	1,593	3,486
Reorganization and settlements	—	12,784

Total operating expenses	1,882,042	2,286,035

Operating Income (Loss)	(379,247)	(53,443)

Nonoperating (Income) Expenses:
Interest expense	32,219	19,339
Other, net	3,701	(1,971)

Nonoperating expenses, net	35,920	17,368

Income (Loss) Before Income Taxes	(415,167)	(70,811)
Income tax provision (benefit)	(141,385)	(24,441)

Net Income (Loss)	$(273,782)	$(46,370)

Average Common Shares Outstanding – Basic	59,373	56,877
Average Common Shares Outstanding – Diluted	59,373	56,877

Basic Earnings (Loss) Per Share	$(4.61)	$(0.82)

Diluted Earnings (Loss) Per Share	$(4.61)	$(0.82)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the Three Months Ended March 31

(Amounts in thousands)

(Unaudited)

	2009	2008
Operating Activities:
Net income (loss)	$(273,782)	$(46,370)
Noncash items included in net income (loss):
Depreciation and amortization	66,269	63,313
Stock compensation expense	33,025	3,241
Pension settlement charges	5,003	—
Losses on property disposals, net	1,593	3,455
Deferred income tax provision (benefit)	(141,741)	(615)
Other noncash items	7,324	(2,035)
Changes in assets and liabilities, net:
Accounts receivable	118,740	18,381
Accounts payable	(49,863)	(1,141)
Other operating assets	52,307	2,051
Other operating liabilities	87,119	52,842

Net cash (used in) provided by operating activities	(94,006)	93,122

Investing Activities:
Acquisition of property and equipment	(15,424)	(36,876)
Proceeds from disposal of property and equipment	18,707	4,071
Restricted cash	(17,617)	—
Other	(198)	(1,628)

Net cash used in investing activities	(14,532)	(34,433)

Financing Activities:
Asset backed securitization (payments) borrowings, net	41,211	(60,000)
Issuance of long-term debt and long-term lease financing obligations	157,617	2,904
Repayment of long-term debt and long-term lease financing obligations	(129,149)	—
Debt issuance costs	(37,971)	—

Net cash provided by (used in) financing activities	31,708	(57,096)

Net (Decrease) Increase In Cash and Cash Equivalents	(76,830)	1,593

Cash and Cash Equivalents, Beginning of Period	325,349	58,233

Cash and Cash Equivalents, End of Period	$248,519	$59,826

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

YRC Worldwide Inc. and Subsidiaries

For the Three Months Ended March 31

(Amounts in thousands)

(Unaudited)

2009
Common Stock
Beginning balance	$62,413
Issuance of equity awards	100

Ending balance	$62,513

Capital Surplus
Beginning balance	$1,224,606
Cumulative effect – adoption of FSP 14-1, (see Note 4)	14,980

Adjusted beginning balance	1,239,586
Share-based compensation	(243)
Other, net	(246)

Ending balance	$1,239,097

Retained Earnings (Deficit)
Beginning balance	$(547,338)
Cumulative effect – adoption of FSP 14-1 (see Note 4)	(7,923)

Adjusted beginning balance	(555,261)
Net loss	(273,782)

Ending balance	$(829,043)

Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(172,550)
Pension, net of tax:
Reclassification of net losses to net income	610
Foreign currency translation adjustments	(355)

Ending balance	$(172,295)

Treasury Stock, At Cost
Beginning and ending balance	$(92,737)

Total Shareholders’ Equity	$207,535

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

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. These services include global, national and regional transportation as well as logistics. Our operating subsidiaries include the following:

•

YRC National Transportation (“National Transportation”) is the reporting unit for our transportation service providers focused on business opportunities in regional, national and international services. This unit includes our less-than-truckload (“LTL”) subsidiary YRC Inc. (“YRC”), which was formed through the March 2009 integration of our former Yellow Transportation and Roadway networks. National Transportation provides for the movement of industrial, commercial and retail goods, primarily through regionalized and centralized management and customer facing organizations. National Transportation also includes YRC Reimer, a subsidiary located in Canada that specializes in shipments into, across and out of Canada. Approximately 38% of National Transportation shipments are completed in two days or less. In addition to the United States (“U.S.”) and Canada, National Transportation also serves parts of Mexico, Puerto Rico and Guam.

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

At March 31, 2009, approximately 70% of our labor force is subject to collective bargaining agreements, which predominantly expire in 2013.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of YRC Worldwide and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in non-majority owned affiliates or those in which we do not have control where the entity is either not a variable interest entity or YRC Worldwide is not the primary beneficiary, are accounted for on the equity method. There are no noncontrolling (minority) interests in our consolidated subsidiaries. Consequently, all of our shareholders’ equity, net income (loss) and comprehensive income (loss) for the periods presented are attributable to controlling interests for the periods presented in the accompanying financial statements. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates. We have prepared the consolidated financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, all normal recurring adjustments except as otherwise noted, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included in these financial statements have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Restricted Cash

As required by Amendment No. 2 to our Credit Agreement, certain net cash proceeds from asset sales, totaling $17.6 million at March 31, 2009, have been deposited in a restricted account (the “Escrow Account”), invested in a money market fund and pledged to our lenders under the Credit Agreement.

On or prior to July 15, 2009, we may withdraw all or a portion of the funds in the Escrow Account based on our cash and cash equivalent levels as defined in the Credit Agreement, provided that we are not in default under the Credit Agreement or that we have received a waiver from our lenders. On July 16, 2009, all of the funds in the Escrow Account shall be released to us. The revolving commitments under the Credit Agreement will be reduced to the extent any amounts are withdrawn or released from the Escrow Account.

Assets Held for Sale

When we plan to dispose of property by sale, the asset is carried in the financial statements at the lower of the carrying amount or estimated fair value, less cost to sell, and is reclassified to assets held for sale. Additionally, after such reclassification, there is no further depreciation taken on the asset. For an asset to be classified as held for sale, management must approve and commit to a formal plan, the sale should be anticipated during the ensuing year and the asset must be actively marketed, be available for immediate sale, and meet certain other specified criteria. At March 31, 2009 and December 31, 2008, the net book value of assets held for sale was approximately $80.9 million and $32.4 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets. We recorded charges of $3.3 million and $2.8 million for the three months ended March 31, 2009 and 2008, respectively, to reduce properties held for sale to estimate fair value, less cost to sell. These charges are included in “Losses on Property Disposals, Net” in the accompanying statements of consolidated operations.

3.	Liquidity

The current global credit market crisis and economic recession continue to have a dramatic effect on our industry. Overall U.S. economic trends declined as evidenced in most indices including those applicable to the retail sector, manufacturing, construction and housing. Declining economic activity, as evidenced by these trends, negatively impacted our customers’ needs to ship and, therefore, negatively impacted the volume of freight we serviced and the price we received for our services. As a result, we experienced declining revenue (primarily a function of declining volume) and increased operating losses. In addition, we believe that some of our customers reduced their shipments with YRC to mitigate the risks of integration of our Yellow Transportation and Roadway networks.

The deterioration in our operating results coupled with the economic recession has reduced our overall liquidity, including having reduced cash available under our asset-backed securitization facility (“ABS Facility”) that utilizes accounts receivable from our operating subsidiaries.

The following table provides details of the outstanding components and available unused capacity under the Credit Agreement and ABS facility at each period end:

(in millions)	March 31, 2009	December 31, 2008
Capacity:
Revolving loan	$950.0	$950.0
ABS facility	500.0	500.0

Total maximum capacity	1,450.0	1,450.0

Amounts outstanding:
Revolving loan	(427.4)	(515.0)
Letters of credit	(590.7)	(460.5)
ABS facility	(188.2)	(147.0)
ABS usage for captive insurance company	—	(221.0)

Total outstanding	(1,206.3)	(1,343.5)

Unused capacity	$243.7	$106.5

Available unused capacity	$26.7	$41.9

The ABS facility permits borrowings of up to $500 million based on qualifying accounts receivable of the Company. However, at March 31, 2009 and December 31, 2008, our underlying accounts receivable supported total capacity under the ABS facility of $283.0 million and $435.4 million, respectively. Considering this limitation, available unused capacity under the credit agreement and the ABS Facility at March 31, 2009 and December 31, 2008, was $26.7 million and $41.9 million, respectively.

At April 30, 2009, our aggregated cash balance and available unused capacity under the credit agreement and ABS Facility was $220.9 million.

Lease Financing Transactions Subsequent to March 31, 2009

The Company and NATMI Truck Terminals, LLC (“NATMI”) entered into a Real Estate Sales Contract, effective December 19, 2008, as amended (the “NATMI Contract”), pursuant to which certain subsidiaries of the Company would sell and simultaneously lease back a pool of facilities located throughout the U.S.

On April 21, 2009, the Company and NATMI agreed to modify the NATMI Contract to remove certain facilities that have not closed and extend the closing date for certain facilities with an aggregate purchase price of approximately $16 million. The Company expects to close on these facilities during the second quarter of 2009, subject to the satisfaction of normal and customary closing conditions, and the ability of the Company to obtain lien releases from the collateral agent under the Credit Agreement.

On April 22, 2009, subsidiaries of the Company entered into additional real estate sales contracts (collectively, the “New Estes Contracts”) with Estes Express Lines (“Estes”) to sell and simultaneously lease back a pool of the subsidiaries’ facilities located throughout the U.S., including facilities originally a part of the transaction with NATMI described above. The aggregate purchase price for the subject facilities is approximately $32 million and initial annual lease payments for the subject facilities would be approximately $2.9 million in the aggregate. The terms of the New Estes Contracts and related leases are consistent with the terms of the Original Estes Contracts (discussed below). The Company expects to close the sale and leaseback transactions under the New Estes Contracts during the second quarter of 2009, subject to the satisfaction of normal and customary due diligence and related conditions, including Estes’ right to terminate each Contract in its sole discretion during the inspection period, and the ability of the Company to obtain lien releases from the collateral agent under the Credit Agreement.

On April 23, 2009, certain of our subsidiaries entered into real estate sales contracts with new investors to sell and simultaneously leaseback a pool of the subsidiaries’ facilities located throughout the U.S., including a facility originally a part of the transaction with NATMI described above. The aggregate purchase price for the subject facilities is approximately $70 million, and initial annual lease payments for the subject facilities would be approximately $6.1 million in the aggregate. The Company expects to close the sale and leaseback transactions under these contracts during the second quarter of 2009, subject to the satisfaction of normal and customary due diligence and related conditions including the investor’s right to terminate during the inspection period, and the ability of the Company to obtain lien releases from the collateral agent under the Credit Agreement.

In April and May 2009, we received proceeds of $26.7 million for the sale of additional properties to Estes. These transactions are lease financing obligations and mirror those described in the “Debt and Financing” note.

Use of Proceeds

Our Credit Agreement as amended requires the net cash proceeds from certain asset sales to be applied as follows:

•

for any real estate asset sale (other than the first $150 million in net cash proceeds received under certain transactions with NATMI subject to any reductions associated with possible pension contribution deferrals discussed below) the net cash proceeds of which, together with the aggregate amount of net cash proceeds from all such real estate asset sales occurring on or after January 1, 2009,

•

is less than or equal to $300 million and occurs on or prior to July 15, 2009, 50 percent of such proceeds shall be used to prepay outstanding revolving loans under the Credit Agreement and the remaining 50 percent shall be deposited into the escrow account;

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

As of March 31, 2009, as a result of asset sale proceeds, we have deposited $17.6 million into the escrow account and have remitted $17.6 million in debt payments during the three months ended March 31, 2009.

Pension Contribution Payment Deferrals

Due to the first quarter 2009 declining revenue and increased operating losses discussed above, and given the delay in closing some of the remaining sale and lease financing transactions, we have sought additional sources of liquidity to remain in compliance with our minimum liquidity covenant under our Credit Agreement and ABS Facility during the second quarter and for the remainder of 2009.

To bridge our liquidity needs, on April 15, 2009, we entered into an amendment (the “April Credit Agreement Amendment”) to the Credit Agreement to permit the release of specified real estate to secure deferred contribution payments to our multi-employer pension funds (the “Pension Funds”). We believe these alternatives can allow us to utilize the real estate to its maximum benefit as opportunities arise.

The April Credit Agreement Amendment:

•

permits the Company and its subsidiaries to defer the payment of certain of their multiemployer benefit fund contributions to a date no earlier than January 1, 2010 (collectively, the “Deferred Payments”);

•	permits the Company and its subsidiaries to grant first priority liens on identified owned real property to secure the Deferred Payments;

•

permits subsidiary guarantors under the Credit Agreement to guarantee the Deferred Payments solely to the extent that such subsidiary guarantors own any real property subject to a permitted lien securing the Deferred Payments;

•

prohibits the Company and its subsidiaries from voluntarily making any Deferred Payment prior to August 15, 2009, except for payments solely with net cash proceeds from the sale of collateral securing the Deferred Payments;

•

decreases the amount of net cash proceeds from the NATMI Contract (as defined in the Credit Agreement) which may be retained by the Company by an amount proportionate to the net book value of the collateral securing the Deferred Payments; provided, that such reduction shall not exceed $50.0 million;

•

reduces the permitted asset sale basket for the fiscal year ending December 31, 2009 by an amount proportionate to the net book value of the collateral securing the Deferred Payments; provided, that such reduction shall not exceed $50.0 million; and

•	allows the Company to undertake debt for equity swaps and to pay certain indebtedness with the net cash proceeds from the issuance of equity.

Certain subsidiaries of the Company are working to finalize discussions with the International Brotherhood of Teamsters (the “Teamsters”) and representatives of the Pension Funds to which the Company contributes. Pursuant to these discussions, the Company is seeking to provide certain of the Company’s real estate as collateral to the Pension Funds in lieu of making payments of contributions for certain to-be-agreed-upon months. Depending on employment levels (which, in turn, are driven by freight levels and seasonal changes in those levels), the Company makes multi-employer pension contributions of $34-45 million per month. The Company has deferred one pension contribution payment of $21.1 million with one Pension Fund and one health and welfare payment of $18.3 million with one health and welfare fund through May 15, 2009 pursuant to a deferral agreement and has ceased making pension contribution payments in April 2009 to its Pension Funds until the Company concludes its discussions with the Pension Funds and the Teamsters. If we are unable to reach an agreement to defer payments of contributions to a Pension Fund, we will be required to make any past due payments and commence payments on the contractually required schedule to avoid the Pension Fund from terminating our participation in the Pension Fund, which, in turn, could subject us to a withdrawal liability and cause us to be in breach of the applicable collective bargaining agreement. Such a breach could give our union employees the right to strike and a cause of action for damages. To meet our working capital needs in the second quarter and remainder of 2009, and to meet our minimum liquidity requirement under our Credit Agreement in the second quarter and remainder of 2009, we must achieve one or more of the following actions, which are not in the Company’s control, in addition to generating or exceeding forecasted cash flows from operating activities:

•	continue to finalize agreements to defer a sufficient amount of contributions to our Pension Funds,

•	close sale/leaseback transactions, and

•	enter into other capital market transactions.

Operating Performance and Cash Improvement Activities

As previously discussed, the recession continues to negatively impact us. During the three months ended March 31, 2009, we continued to experience declining revenue, increased operating losses and resulting negative cash flows from operations. To address these impacts, we have taken the following actions (among others) to reduce our cost base and improve our operating income and cash flow from operations:

•	the integration of our Yellow Transportation and Roadway networks into a single service network, now branded “YRC”

•	the discontinuation of the geographic service overlap between our Holland and New Penn networks

•	the first quarter implementation of a 10% wage reduction for substantially all of our employees (both union and non-union)

•	reductions in force to scale our business to current shipping volumes

•	other cost reduction measures in general, administrative and other areas

In particular, during the three months ended March 31, 2009, we completed the integration of our Yellow Transportation and Roadway networks into one service network, now branded “YRC”. Since the integration, YRC’s service (both on-time deliveries and reduced claims) has improved. Also, productivity measurements such as load average in our line haul operation, city pick up and delivery route productivity improvements, and dock labor productivity measurements have also improved since the integration. During the integration, we believe many of YRC’s customers reduced their shipments with us to mitigate their risks from our integration. We believe some customers also reduced their shipments with YRC during the quarter as a result of uncertainties regarding our compliance with our covenants in our Credit Agreement. We believe that our February 2009 amendment of our Credit Facilities alleviated many of these customer concerns. As our service has improved from the integration, from mid-April 2009 through early May 2009, we have experienced an increasing shipment trend as many of these customers are now returning their shipping volumes to YRC. However, we cannot predict how quickly and to what extent these volumes will return. Our increasing number of shipments and cost actions has partially offset our revenue decline from the poor economy, but further cost reductions, which are underway, and further shipment increases are needed to address the revenue decline for the Company to meet its minimum EBITDA requirement in its Credit Facilities in 2009. The Company believes that there is a substantial risk that these cost reductions and shipment increases would not be achieved in sufficient time to meet its minimum EBITDA requirement in its Credit Facilities for the second quarter of 2009. As a result, the Company has entered into constructive discussions with the agent for its lending group about a possible amendment to the Company’s Credit Facilities prior to the end of the second quarter of 2009 for the Company to gain assurance that it can remain in compliance with the covenants in its Credit Facilities.

Risks and Uncertainties

If we fail to meet our minimum liquidity requirement or our required EBITDA levels under our Credit Agreement and ABS Facility, we would need to seek a waiver or forbearance from our lenders and lessors under our Credit Agreement, our ABS Facility and certain of our leases; otherwise our lenders and lessors could declare an event of default and accelerate our obligations thereunder. Our financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result from these and other significant uncertainties surrounding the Company’s ability to continue to meet its obligations as they become due in the ordinary course of business.

Our forecasts include significant judgment and significant market risk that may or may not be realized. Items that contribute to these judgments and risks, many of which are beyond our control, include the actual duration of the U.S. recession and our related assumptions around economic outlook, the continued improvements in productivities and service for our YRC network and the return of customers shipments to that network, our ability to further reduce costs and our need for additional liquidity including liquidity from cash flows from operating activities and other liquidity enhancing initiatives (such as sale and leaseback type transactions) that may not materialize. Our forecasts are also dependent on the factors listed in the introduction to MD&A and the risk factors listed in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

4.	Debt and Financing

Total debt consisted of the following:

(in millions)	March 31, 2009	December 31, 2008
Asset backed securitization borrowings, secured by accounts receivable	$188.2	$147.0
USF senior notes	154.0	154.9
Contingent convertible senior notes	376.6	375.8
Term loan	112.9	150.0
Revolving credit facility	427.4	515.0
Lease financing obligations	155.6	—
Industrial development bonds	6.0	7.0

Total debt	$1,420.7	$1,349.7
Current maturities of long-term debt	(382.6)	(415.3)
Current maturities of lease financing obligations	(1.0)	—
ABS borrowings	(188.2)	(147.0)

Long-term debt	$848.9	$787.4

As of March 31, 2009, we were in compliance with the various debt covenants under our lending agreements.

Asset-Backed Securitization Facility

At March 31, 2009, our underlying accounts receivable supported total capacity under our ABS Facility of $283.0 million. In addition to the $188.2 million outstanding, the ABS facility capacity was also reduced by outstanding letters of credit of $92.2 million resulting in unused capacity of $2.6 million at March 31, 2009.

Lease Financing Obligations

On January 30, 2009, we received $102.2 million ($101.1 million net of transaction costs) from the proceeds of a sale leaseback type transaction with NATMI. The underlying transaction included providing title of certain real estate assets to NATMI in exchange for proceeds of $102.2 million; however, the transaction did not meet the accounting definition of a “sale leaseback” and as such, the assets remain on our balance sheet and long-term debt (titled Lease Financing Obligations) is reflected on our balance sheet in the amount of the proceeds. We are required to make annual lease payments, which are recorded as principal and interest payments, of approximately $14.4 million under this arrangement. The proceeds received from this transaction are available to us for general working capital purposes.

On February 13, 2009, we received $9.0 million from the proceeds of an additional closing for additional properties of the sale leaseback type transaction with NATMI. The terms of this transaction mirror the January 30, 2009, transaction. We are required to make annual lease payments, which are recorded as principal and interest payments of approximately $1.3 million related to these properties. The proceeds received from this transaction are available to us for general working capital purposes.

In March 2009, we received $23.8 million ($22.5 million net of transaction costs) from the proceeds of a sale leaseback type transaction with Estes. Similar to the NATMI transactions, the underlying transaction included providing title of certain real estate assets to Estes in exchange for proceeds of $23.8 million; however, the transaction did not meet the accounting definition of a “sale leaseback” and as such, the assets remain on our balance sheet and long-term debt (title Lease Financing Obligations) is reflected on our balance sheet in the amount of the proceeds. We are required to make annual lease payments, which are recorded as principal and interest payments, of approximately $2.1 million under this arrangement. Half of the proceeds received from this transaction were deposited into the Escrow Account described in the “Principles of Consolidation” note and, the remaining half was to be used to pay down our credit facility.

On March 31, 2009, we received $22.5 million ($19.8 million net of transaction costs) from the proceeds of a sale leaseback type transaction with an investor. Similar to the NATMI and Estes transactions, the underlying transaction included providing title of a previously owned office complex in exchange for proceeds of $22.5 million; however, the transaction did not meet the accounting definition of a “sale leaseback” and as such, the assets remain on our balance sheet and long-term debt (titled Lease Financing Obligations) is reflected on our balance sheet in the amount of the proceeds. We are required to make annual lease payments, which are recorded as principal and interest payments, of approximately $3.4 million under this arrangement. Half of the proceeds received from this transaction were deposited into the Escrow Account described in the “Principles of Consolidation” note and, the remaining half was used to pay down our credit facility.

The effective interest rates on these lease financing obligations range from 10% to 18.4% as of March 31, 2009.

Contingent Convertible Senior Notes

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. This FSP clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We adopted the FSP on January 1, 2009.

The transition provisions require that the FSP be applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on prior periods presented is recognized as of the beginning of the first period presented, with the offsetting adjustment to shareholders’ equity. Accordingly, in the accompanying consolidated balance sheet as of December 31, 2008, we recognized a reduction in long-term debt of $11.0 million, an increase in deferred income taxes, net of $3.9 million, an increase in capital surplus of $15.0 million, and an increase in retained deficit of $7.9 million. Adoption of the FSP also resulted in the recognition of additional interest expense of $0.8 million in the accompanying statements of consolidated operations for each of the three month periods ended March 31, 2009 and 2008.

Fair Value Measurement

Based on the quoted market prices for the USF senior notes due 2010 and contingent convertible senior notes (level two inputs for fair value measurements as defined in SFAS No. 157, “Fair Value Measurements”), the fair value of fixed-rate debt at March 31, 2009 and December 31, 2008, was approximately $346.0 million and $212.7 million, respectively. The carrying amount of such fixed-rate debt at March 31, 2009 and December 31, 2008, was $692.2 million and $537.7 million, respectively.

5.	Restructuring and Reorganization

During the first quarter of 2009, we closed 13 service centers that were previously a part of the Regional Transportation networks. As a part of this action, we incurred certain restructuring charges of approximately $4.9 million consisting of employee severance, lease cancellations and other incremental costs. Also during the first quarter of 2009, we integrated our Yellow Transportation and Roadway networks into a single transportation network branded YRC. We incurred additional severance costs of $31.1 million, including $21.3 million in the National Transportation segment as we reduced headcount in response to both the YRC integration and lower volumes. Our National Transportation segment also recorded a $5.5 million charge consisting of contract and lease cancellations related to the YRC integration. Finally, our YRC Logistics segment recorded $2.1 million of severance and lease cancellation costs primarily in response to lower business levels.

During 2009, we also made payments under previous restructuring programs, primarily those charges incurred as a result of the Reddaway and USF Bestway combination.

We assess the accrual requirements under our restructuring efforts at the end of each reporting period. A rollforward of the restructuring accrual is set forth below:

(in millions)	Employee Separation	Contract Termination and Other Costs	Total
Balance at December 31, 2008	$6.2	$4.6	$10.8
Restructuring charges	34.5	9.3	43.8
Payments	(8.1)	(2.5)	(10.6)

Balance at March 31, 2009	$32.6	$11.4	$44.0

6.	Employee Benefits

Components of Net Periodic Pension and Other Postretirement Cost

The following table sets forth the components of our company-sponsored pension and other postretirement costs for the three months ended March 31:

	Pension Costs		Other Postretirement Costs
(in millions)	2009	2008	2009	2008
Service cost	$0.8	$8.9	$—	$0.1
Interest cost	15.3	17.1	—	0.4
Expected return on plan assets	(14.0)	(18.4)	—	—
Amortization of prior service cost	—	0.3	—	0.1
Amortization of net loss (gain)	1.0	0.5	—	(0.3)

Net periodic pension cost	$3.1	$8.4	$—	$0.3
Settlement cost	5.0	—	—	—

Total periodic pension cost	$8.1	$8.4	$—	$0.3

Curtailment and Settlement Events

In 2008, we curtailed our defined benefit plans that cover approximately 14,000 employees not covered by collective bargaining agreements. As a result of this action, the service cost for the pension plans was reduced in 2009 as compared to 2008. During the first quarter of 2009, lump sum benefit payments increased and coupled with the reduced service cost resulted in a settlement charge of $5.0 million during the three months ended March 31, 2009. This amount is included in “Salaries, wages and employees’ benefits” in the accompanying statements of operations.

7.	Stock-Based Compensation

On January 2, 2009, we awarded to our non-union employees options to purchase up to an aggregate of 5.3 million shares of our common stock at an exercise price equal to $3.34 per share. The options will vest at the rate of 25% per year and will expire in 10 years. The options were granted subject to shareholder approval as a part of our annual shareholder meeting which is planned for May 14, 2009. If such approval is not granted, the options automatically terminate.

On January 2, 2009, we also adopted a Non-Union Employee Stock Appreciation Right (“SAR”) Plan that awarded up to 5.3 million cash settled SARs. These SARs vest over the same four year period discussed above and automatically terminate if the Non-Union Employee Option Plan is approved by our shareholders.

The fair value of each SAR award is estimated using the Black-Scholes-Merton valuation model using our historical stock prices as the basis for the volatility assumption and using the U.S. Treasury rates as the basis for the assumed risk-free interest rate. In accordance with the Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,”, the fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense is adjusted based on the new fair value. The assumptions used to determine the fair value of the non-union employee SAR awards at March 31, 2009 were as follows:

2009
Dividend yield	—%
Expected volatility	82.2%
Risk-free interest rate	1.4%
Expected life of SAR (years)	4
Fair value per SAR	$2.96

Based on the above fair value calculation, we recognized compensation expense of $0.9 million related to these outstanding SAR awards for the three months ended March 31, 2009.

On February 12, 2009, we formalized a Union Employee Option plan that provides for a grant of up to 11.4 million options to purchase our common stock at an exercise price equal to $3.74 per share. As a part of the union wage reduction, we agreed to award a certain equity interest to all effected union employees. These options vested immediately and are exercisable after a twelve month period beginning for a substantial majority of options in February 2009. These options are subject to shareholder approval as a part of our annual shareholder meeting which is planned for May 14, 2009. If such approval is not granted, the options automatically terminate.

On February 12, 2009, we also formalized the Union Employee Stock Appreciation Right Plan that provides for a grant of up to 11.4 million cash settled SARs. These SARs vested immediately and are exercisable after the same twelve month period discussed above and automatically terminate if the Union Employee Option Plan is approved by our shareholders.

The assumptions used to determine the fair value of the union employee SAR awards at March 31, 2009 were as follows:

2009
Dividend yield	—%
Expected volatility	112.3%
Risk-free interest rate	0.8%
Expected life of SAR (years)	2
Fair value per SAR	$2.76

As of March 31, 2009, only 10.8 million SARs of the 11.4 million available had been distributed; accordingly, we recognized expense only on the outstanding SARs. Based on the fair value calculation above, we recognized compensation expense of $29.9 million related to these outstanding SAR awards for three months ended March 31, 2009, which is included in ‘Salaries, Wages and Benefits’ in our accompanying statement of consolidated operations and ‘Other Current Liabilities’ on our consolidated balance sheet.

8.	Income Taxes

Uncertain Tax Positions

In 2008, the Company established for 2008 a reserve of approximately $115.5 million relative to YRC Assurance Company, Ltd. (the Captive). In 2009, the ongoing dissolution of the Captive has caused the uncertain tax position for 2008 to be reversed, thereby offsetting the reserve established for 2008. Total liabilities for unrecognized tax benefits were $85.0 million and $199.8 million at March 31, 2009 and December 31, 2008, respectively. Amounts recorded for unrecognized tax benefits are included in “Other current and accrued liabilities” in the accompanying balance sheets.

9.	Earnings (Loss) Per Share

Dilutive securities, consisting of options to purchase our common stock or rights to receive common stock in the future, are included in our calculation of diluted weighted average common shares and dilutive securities related to our net share settle contingent convertible notes are also included in our calculation of diluted weighted average common shares; however, due to our net loss position for the three months ended March 31, 2009 and 2008, there are no dilutive securities for these periods.

Antidilutive options and share units were 2,178,000 and 1,396,000 for the three months ended March 31, 2009 and 2008, respectively. Antidilutive convertible senior note conversion shares were 177,000 at March 31, 2009 and 2008.

10.	Business Segments

We report financial and descriptive information about our reportable operating segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We evaluate performance primarily on operating income and return on committed capital.

We have four reportable segments, which are strategic business units that offer complementary transportation services to their customers. National Transportation includes carriers that provide comprehensive regional, national and international transportation services. Regional Transportation is comprised of carriers that focus primarily on business opportunities in the regional and next-day delivery markets. YRC Logistics provides domestic and international freight forwarding, warehousing and cross-dock services, multi-modal brokerage services, and transportation management services. Truckload consists of Glen Moore, a domestic truckload carrier.

The accounting policies of the segments are the same as those described in the Summary of Accounting Policies note in our Annual Report on Form 10-K for the year ended December 31, 2008. We charge management fees and other corporate services to our segments based on the direct benefits received or as a percentage of revenue. Corporate and other operating losses represent residual operating expenses of the holding company, including compensation and benefits and professional services for all periods presented. Corporate identifiable assets primarily refer to cash, cash equivalents, investments in equity method affiliates and deferred debt issuance costs. Intersegment revenue primarily relates to transportation services between our segments.

The following table summarizes our operations by business segment:

(in millions)	National Transportation	Regional Transportation	YRC Logistics	Truckload	Corporate/ Eliminations	Consolidated
As of March 31, 2009
Identifiable assets	$2,184.8	$1,185.3	$207.2	$70.2	$27.2	$3,674.7

As of December 31, 2008
Identifiable assets	2,362.6	1,207.8	229.3	71.4	95.0	3,966.1

Three months ended March 31, 2009
External revenue	1,022.6	354.9	108.9	16.4	—	1,502.8
Intersegment revenue	—	0.3	3.2	9.6	(13.1)	—
Operating income (loss)	(299.8)	(74.1)	(3.5)	(2.2)	0.4	(379.2)

Three months ended March 31, 2008
External revenue	1,559.3	512.4	140.5	20.4	—	2,232.6
Intersegment revenue	0.5	0.1	9.2	5.2	(15.0)	—
Operating income (loss)	(7.2)	(37.6)	(1.1)	(5.1)	(2.4)	(53.4)

11.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31 follows:

(in millions)	2009	2008
Net income (loss)	$(273.8)	$(46.4)
Other comprehensive income (loss), net of tax:
Net prior service cost	—	0.2
Net actuarial gains	0.6	0.2
Changes in foreign currency translation adjustments	(0.3)	(1.2)

Other comprehensive income (loss)	0.3	(0.8)

Comprehensive income (loss)	$(273.5)	$(47.2)

12.	Commitments, Contingencies, and Uncertainties

Asset Backed Securitization Facility

In February 2009, we renewed and amended our ABS Facility. In connection with the renewal, the Company paid fees to the consenting bank parties equal to approximately $3.8 million. An additional fee of approximately $10.0 million will become due September 30, 2009, if the ABS Facility has not been terminated by such date and the Company does not have a corporate credit rating of B/B2 or better from Standard & Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), respectively, by such date. The Company’s corporate credit ratings from S&P and Moody’s are currently CCC/Caa3, respectively.

Shanghai Jiayu Logistics Co., Ltd.

On August 19, 2008, we completed the purchase of a 65% equity interest in Shanghai Jiayu Logistics Co., Ltd. (“Jiayu”), a Shanghai, China ground transportation company with a purchase price of $47.7 million including transaction costs. Based on the 2008 results of Jiayu, we have the option to purchase the remaining 35% of the shares of Jiayu for approximately $14 million. Any additional payment will be made in Chinese Yuan, and its estimated U.S. dollar equivalents are provided herein.

Class Action Lawsuit

On July 30, 2007, Farm Water Technological Services, Inc. d/b/a Water Tech, and C.B.J.T. d/b/a Agricultural Supply, on behalf of themselves and other plaintiffs, filed a putative class action lawsuit against the Company and 10 other companies engaged in the LTL trucking business in the United States District Court for the Southern District of California. Other plaintiffs filed similar cases in various courts across the nation, and in December 2007, the courts consolidated these cases in the United States District Court for the Northern District of Georgia. The plaintiffs alleged that the defendants, including the Company, conspired to fix fuel surcharges in violation of federal antitrust law and sought unspecified treble damages, injunctive relief, attorneys’ fees and costs of litigation. In March 2009, the court dismissed the plaintiffs’ cases with prejudice.

13.	Guarantees of the Contingent Convertible Senior Notes

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

The following represents condensed consolidating financial information as of March 31, 2009 and December 31, 2008, with respect to the financial position and for the three months ended March 31, 2009 and 2008, for results of operations and cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the contingent convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

March 31, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$204	$11	$34	$—	$249
Restricted cash	18	—	—	—	18
Intercompany advances receivable	—	(61)	61	—	—
Accounts receivable, net	4	16	703	(5)	718
Prepaid expenses and other	(11)	148	75	—	212

Total current assets	215	114	873	(5)	1,197
Property and equipment	—	2,875	1,053	—	3,928
Less – accumulated depreciation	—	(1,498)	(301)	—	(1,799)

Net property and equipment	—	1,377	752	—	2,129
Investment in subsidiaries	2,783	(560)	203	(2,426)	—
Receivable from affiliate	(232)	143	89	—	—
Intangibles and other assets	307	199	193	(350)	349

Total assets	$3,073	$1,273	$2,110	$(2,781)	$3,675

Intercompany advances payable	$560	$(237)	$(120)	$(203)	$—
Accounts payable	49	153	83	(2)	283
Wages, vacations and employees’ benefits	24	265	100	—	389
Other current and accrued liabilities	196	163	70	—	429
Current maturities of long-term debt	378	6	188	—	572

Total current liabilities	1,207	350	321	(205)	1,673
Payable to affiliate	(45)	(26)	221	(150)	—
Long-term debt, less current portion	695	—	154	—	849
Deferred income taxes, net	(128)	171	139	—	182
Pension and postretirement	379	—	—	—	379
Claims and other liabilities	370	7	7	—	384
Commitments and contingencies
Shareholders’ equity	595	771	1,268	(2,426)	208

Total liabilities and shareholders’ equity	$3,073	$1,273	$2,110	$(2,781)	$3,675

December 31, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$295	$9	$21	$—	$325
Intercompany advances receivable	—	(71)	71	—	—
Accounts receivable, net	2	(16)	858	(7)	837
Prepaid expenses and other	25	203	70	—	298

Total current assets	322	125	1,020	(7)	1,460
Property and equipment	—	2,914	1,064	—	3,978
Less – accumulated depreciation	—	(1,492)	(285)	—	(1,777)

Net property and equipment	—	1,422	779	—	2,201
Investment in subsidiaries	3,377	93	203	(3,673)	—
Receivable from affiliate	(712)	321	391	—	—
Intangibles and other assets	268	200	188	(351)	305

Total assets	$3,255	$2,161	$2,581	$(4,031)	$3,966

Intercompany advances payable	$283	$(105)	$25	$(203)	$—
Accounts payable	11	244	80	(1)	334
Wages, vacations and employees’ benefits	20	242	95	—	357
Other current and accrued liabilities	56	157	279	(2)	490
Current maturities of long-term debt	414	1	147	—	562

Total current liabilities	784	539	626	(206)	1,743
Payable to affiliate	(47)	(23)	221	(151)	—
Long-term debt, less current portion	626	6	155	—	787
Deferred income taxes, net	20	199	24	—	243
Pension and postretirement	370	—	—	—	370
Claims and other liabilities	94	2	246	—	342
Commitments and contingencies
Shareholders’ equity	1,408	1,438	1,309	(3,674)	481

Total liabilities and shareholders’ equity	$3,255	$2,161	$2,581	$(4,031)	$3,966

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,011	$505	$(13)	$1,503

Operating expenses:
Salaries, wages and employees’ benefits	11	786	370	—	1,167
Operating expenses and supplies	(11)	270	108	—	367
Purchased transportation	—	130	58	(13)	175
Depreciation and amortization	—	43	23	—	66
Other operating expenses	1	67	37	—	105
Losses on property disposals, net	—	2	—	—	2
Reorganization and settlements	—	—	—	—	—

Total operating expenses	1	1,298	596	(13)	1,882

Operating income (loss)	(1)	(287)	(91)	—	(379)

Nonoperating (income) expenses:
Interest expense	22	1	9	—	32
Other, net	2	(17)	19	—	4

Nonoperating (income) expenses, net	24	(16)	28	—	36

Income (loss) before income taxes	(25)	(271)	(119)	—	(415)
Income tax benefit	(141)	—	—	—	(141)

Net income (loss)	$116	$(271)	$(119)	$—	$(274)

For the three months ended March 31, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,540	$703	$(10)	$2,233
Operating expenses:
Salaries, wages and employees’ benefits	9	895	449	—	1,353
Operating expenses and supplies	(5)	328	163	—	486
Purchased transportation	—	181	83	(10)	254
Depreciation and amortization	—	38	25	—	63
Other operating expenses	—	73	40	—	113
Losses on property disposals, net	—	1	3	—	4
Reorganization and settlements	—	2	11	—	13

Total operating expenses	4	1,518	774	(10)	2,286

Operating income (loss)	(4)	22	(71)	—	(53)

Nonoperating (income) expenses:
Interest expense	7	5	7	—	19
Other, net	7	24	(33)	—	(2)

Nonoperating (income) expenses, net	14	29	(26)	—	17

Income (loss) before income taxes	(18)	(7)	(45)	—	(70)
Income tax benefit	(24)	—	—	—	(24)

Net income (loss)	$6	$(7)	$(45)	$—	$(46)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$99	$17	$(210)	$—	$(94)

Investing activities:
Acquisition of property and equipment	—	(15)	—	—	(15)
Proceeds from disposal of property and equipment	—	11	8	—	19
Restricted Cash	(18)	—	—	—	(18)

Net cash provided by (used in) investing activities	(18)	(4)	8	—	(14)

Financing activities:
Asset backed securitization (payments) borrowings, net	—	—	41	—	41
Borrowing of long-term debt, net	30	(1)	—	—	29
Debt issuance cost	(28)	—	(10)	—	(38)
Intercompany advances / repayments	(174)	(10)	184	—	—

Net cash provided by (used in) financing activities	(172)	(11)	215	—	32

Net increase (decrease) in cash and cash equivalents	(91)	2	13	—	(76)
Cash and cash equivalents, beginning of period	295	9	21	—	325

Cash and cash equivalents, end of period	$204	$11	$34	$—	$249

For the three months ended March 31, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$37	$78	$(23)	$1	$93

Investing activities:
Acquisition of property and equipment	—	(24)	(13)	—	(37)
Proceeds from disposal of property and equipment	—	—	4	—	4
Other	(1)	—	—	—	(1)

Net cash used in investing activities	(1)	(24)	(9)	—	(34)

Financing activities:
Asset backed securitization borrowings, net	—	—	(60)	—	(60)
Borrowing of long-term debt, net	3	—	—	—	3
Intercompany advances / repayments	(41)	(54)	96	(1)	—

Net cash provided by (used in) financing activities	(38)	(54)	36	(1)	(57)

Net increase (decrease) in cash and cash equivalents	(2)	—	4	—	2
Cash and cash equivalents, beginning of period	26	15	17	—	58

Cash and cash equivalents, end of period	$24	$15	$21	$—	$60

14.	Guarantees of the Senior Notes Due 2010

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

The following represents condensed consolidating financial information of YRC Worldwide and its subsidiaries as of March 31, 2009 and December 31, 2008, with respect to the financial position and for the three months ended March 31, 2009 and 2008, for results of operations and cash flows. The primary obligor column presents the financial information of Regional Transportation. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2010, including YRC Worldwide. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheet

March 31, 2009 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$209	$40	$—	$249
Restricted cash	—	18	—	—	18
Intercompany advances receivable	—	(6)	6	—	—
Accounts receivable, net	10	33	691	(16)	718
Prepaid expenses and other	(6)	81	137	—	212

Total current assets	4	335	874	(16)	1,197
Property and equipment	—	861	3,067	—	3,928
Less – accumulated depreciation	—	(226)	(1,573)	—	(1,799)

Net property and equipment	—	635	1,494	—	2,129
Investment in subsidiaries	218	2,791	15	(3,024)	—
Receivable from affiliate	393	(471)	78	—	—
Intangibles and other assets	62	314	324	(351)	349

Total assets	$677	$3,604	$2,785	$(3,391)	$3,675

Intercompany advances payable	$65	$434	$(299)	$(200)	$—
Accounts payable	11	90	193	(11)	283
Wages, vacations and employees’ benefits	—	101	288	—	389
Other current and accrued liabilities	25	224	185	(5)	429
Current maturities of long-term debt	—	378	194	—	572

Total current liabilities	101	1,227	561	(216)	1,673
Payable to affiliate	—	28	123	(151)	—
Long-term debt, less current portion	154	695	—	—	849
Deferred income taxes, net	18	(18)	182	—	182
Pension and postretirement	—	379	—	—	379
Claims and other liabilities	1	371	12	—	384
Commitments and contingencies
Shareholders’ equity	403	922	1,907	(3,024)	208

Total liabilities and shareholders’ equity	$677	$3,604	$2,785	$(3,391)	$3,675

December 31, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$299	$26	$—	$325
Intercompany advances receivable	—	(7)	7	—	—
Accounts receivable, net	—	5	846	(14)	837
Prepaid expenses and other	(6)	110	194	—	298

Total current assets	(6)	407	1,073	(14)	1,460
Property and equipment	—	869	3,109	—	3,978
Less – accumulated depreciation	—	(212)	(1,565)	—	(1,777)

Net property and equipment	—	657	1,544	—	2,201
Investment in subsidiaries	218	3,376	8	(3,602)	—
Receivable from affiliate	392	(912)	520	—	—
Intangibles and other assets	64	273	319	(351)	305

Total assets	$668	$3,801	$3,464	$(3,967)	$3,966

Intercompany advances payable	$65	$181	$(46)	$(200)	$—
Accounts payable	5	49	288	(8)	334
Wages, vacations and employees’ benefits	—	94	263	—	357
Other current and accrued liabilities	21	81	393	(5)	490
Current maturities of long-term debt	—	414	148	—	562

Total current liabilities	91	819	1,046	(213)	1,743
Payable to affiliate	—	26	125	(151)	—
Long-term debt, less current portion	155	626	6	—	787
Deferred income taxes, net	18	129	96	—	243
Pension and postretirement	—	370	—	—	370
Claims and other liabilities	1	98	243	—	342
Commitments and contingencies
Shareholders’ equity	403	1,733	1,948	(3,603)	481

Total liabilities and shareholders’ equity	$668	$3,801	$3,464	$(3,967)	$3,966

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2009 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$369	$1,140	$(6)	$1,503

Operating expenses:
Salaries, wages and employees’ benefits	—	284	883	—	1,167
Operating expenses and supplies	—	93	274	—	367
Purchased transportation	—	10	171	(6)	175
Depreciation and amortization	—	18	48	—	66
Other operating expenses	—	33	72	—	105
Losses on property disposals, net	—	1	1	—	2
Reorganization and settlements	—	—	—	—	—

Total operating expenses	—	439	1,449	(6)	1,882

Operating income (loss)	—	(70)	(309)	—	(379)

Nonoperating (income) expenses:
Interest expense	3	22	7	—	32
Other, net	(3)	(1)	8	—	4

Nonoperating (income) expenses, net	—	21	15	—	36

Income (loss) before income taxes	—	(91)	(324)	—	(415)
Income tax benefit	—	(141)	—	—	(141)

Net income (loss)	$—	$50	$(324)	$—	$(274)

For the three months ended March 31, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$530	$1,713	$(10)	$2,233

Operating expenses:
Salaries, wages and employees’ benefits	1	325	1,027	—	1,353
Operating expenses and supplies	(3)	156	333	—	486
Purchased transportation	—	27	237	(10)	254
Depreciation and amortization	2	18	43	—	63
Other operating expenses	—	35	78	—	113
Losses on property disposals, net	—	2	2	—	4
Reorganization and settlements	1	10	2	—	13

Total operating expenses	1	573	1,722	(10)	2,286

Operating income (loss)	(1)	(43)	(9)	—	(53)

Nonoperating (income) expenses:
Interest expense	4	7	8	—	19
Other, net	(10)	21	(13)	—	(2)

Nonoperating (income) expenses, net	(6)	28	(5)	—	17

Income (loss) before income taxes	5	(71)	(4)	—	(70)
Income tax benefit	—	(24)	—	—	(24)

Net income (loss)	$5	$(47)	$(4)	$—	$(46)

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2009 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$—	$104	$(198)	$—	$(94)

Investing activities:
Acquisition of property and equipment	—	(2)	(13)	—	(15)
Proceeds from disposal of property and equipment	—	8	11	—	19
Restricted Cash	—	(18)	—	—	(18)

Net cash used in investing activities	—	(12)	(2)	—	(14)

Financing activities:
Asset backed securitization payments, net	—	—	41	—	41
Borrowing of long-term debt, net	—	30	(1)	—	29
Debt issuance cost	—	(28)	(10)	—	(38)
Intercompany advances / repayments	—	(184)	184	—	—

Net cash provided by (used in) financing activities	—	(182)	214	—	32

Net (decrease) increase in cash and cash equivalents	—	(90)	14	—	(76)
Cash and cash equivalents, beginning of Period	—	299	26	—	325

Cash and cash equivalents, end of year	$—	$209	$40	$—	$249

For the three months ended March 31, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$7	$(2)	$87	$1	$93

Investing activities:
Acquisition of property and equipment	—	(12)	(25)	—	(37)
Proceeds from disposal of property and equipment	—	4	—	—	4
Other	—	(1)	—	—	(1)

Net cash used in investing activities	—	(9)	(25)	—	(34)

Financing activities:
Asset backed securitization borrowings, net	—	—	(60)	—	(60)
Borrowing of long-term debt, net	—	3	—	—	3
Intercompany advances / repayments	(7)	8	—	(1)	—

Net cash provided by (used in) financing activities	(7)	11	(60)	(1)	(57)

Net increase (decrease) in cash and cash equivalents	—	—	2	—	2
Cash and cash equivalents, beginning of Period	—	29	29	—	58

Cash and cash equivalents, end of year	$—	$29	$31	$—	$60

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of YRC Worldwide Inc. (also referred to as “YRC Worldwide”, the “Company”, “we” or “our”). MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or include the words “should,” “could,” “would,” “will,” “may,” “expect,” “believe,” “estimate” or similar expressions. Our actual results could differ materially from those projected by these forward-looking statements due to a number of factors, including (without limitation), inflation, inclement weather, price and availability of fuel, sudden changes in the cost of fuel or the index upon which the Company bases its fuel surcharge, competitor pricing activity, expense volatility, including (without limitation) expense volatility due to changes in rail service or pricing for rail service, ability to capture cost reductions, including (without limitation) those cost reduction opportunities arising from the integration of the Company’s Yellow Transportation and Roadway networks to become the YRC network, changes in equity and debt markets, a downturn in general or regional economic activity, effects of a terrorist attack, and labor relations, including (without limitation), the impact of work rules, work stoppages, strikes or other disruptions, any obligations to multi-employer health, welfare and pension plans, wage requirements and employee satisfaction and the risk factors that are from time to time included in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

This section focuses on the highlights and significant items that impacted our operating results during the first quarter. We have presented a discussion regarding the operating results of each of our four operating segments: National Transportation, Regional Transportation, YRC Logistics and Truckload.

Consolidated Results

Our consolidated results for the three months ended March 31, 2009 and 2008 include the results of each of the operating segments discussed below and corporate charges. A more detailed discussion of the operating results of our segments is presented below.

The table below provides summary consolidated financial information for the three months ended March 31:

(in millions)	2009	2008	Percent Change
Operating revenue	$1,502.8	$2,232.6	(32.7%)
Operating income (loss)	(379.2)	(53.4)	n/m	(a)
Nonoperating expenses, net	35.9	17.4	n/m
Net income (loss)	$(273.8)	$(46.4)	n/m

(a)	Not meaningful.

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Our consolidated operating revenue decreased $729.8 million during the three months ended March 31, 2009 versus the same period in 2008 due to decreased revenue at all of our operating companies with the exception of our Truckload segment, whose revenue was slightly higher than the same period in 2008. In general, pricing or yield increased modestly (other than Regional Transportation whose yield declined) while overall volumes were down compared to the comparable prior year quarter. Our volumes were impacted by multiple factors, most notably the economy and business diversion due to customer concerns surrounding the integration of our national networks and our financial stability. Additionally, revenue was also negatively impacted by lower fuel surcharge revenue in the first three months of 2009 as compared to the same period in 2008.

Consolidated operating revenue includes fuel surcharge revenue. Fuel surcharges are common throughout our industry and represent an amount that we charge to customers that adjusts with changing fuel prices. We base our fuel surcharges on a published national index and adjust them weekly. Rapid material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income versus prior periods as there is a lag in the Company’s adjustment of base rates in response to changes in fuel surcharge. Fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require changes. We believe the distinction between base rates and fuel surcharge has blurred over time, and it is impractical to clearly separate all the different factors that influence the price that our customers are willing to pay. In general, under our present fuel surcharge program, we believe rising fuel costs are beneficial to us and falling fuel costs are detrimental to us, in the short term.

Consolidated operating loss increased significantly during the three months ended March 31, 2009 as compared to the same period in 2008 and is reflective of decreased operating revenue at all of our operating companies. Significant volume declines within our National Transportation and Regional Transportation segments resulted in an operating loss of $379.2 million for the first quarter of 2009, a significantly larger operating loss from the prior year comparable quarter. Operating expenses for the quarter were down $404.0 million as compared to the same period in 2008 and were comprised of a $186.1 million decrease in salaries, wages and benefits, a $118.9 million decrease in operating expenses and supplies, a $79.1 million decrease in purchased transportation, which is attributable to declining volumes, and an $8.1 million decrease in other operating expenses. These expense reductions however did not keep pace with the significant revenue decline thus resulting in the operating loss for the 2009 quarter. Additionally, in 2008 the Company recorded reorganization and settlement charges of $12.8 million primarily related to the closure of 27 service centers in our Regional Transportation segment. Similar closure costs occurred in 2009 within both National Transportation (primarily a result of the YRC integration) and Regional Transportation and are classified within the various expense captions as discussed below.

The decrease in salaries, wages and benefits in the first quarter of 2009 is largely due to a 10% wage reduction for most union and non-union employees resulting in a $90.0 million expense reduction in 2009 offset by equity consideration of approximately $30.8 million given to those employees affected by the reduction. Additionally, the decrease in salaries and benefits is a result of lower headcount in the current year due to lower volumes partially offset by severance benefits of $34.5 million and pension settlement costs of $5.0 million associated with one of our defined benefit plans and an increase in workers’ compensation expense of $19.5 million over first quarter 2008 due mostly to unfavorable development of prior year claims. The decrease in operating expenses and supplies is a result of lower fuel costs of 58.7%, due to lower diesel prices and reduced miles driven, lower vehicle maintenance of 17.0% partially offset by an increase in bad debt expense of $11.2 million or 131.2% and a slight increase in professional services. Finally, the decrease in other operating expenses is due to the decrease in fuel and oil tax due to declining volumes.

Our consolidated operating income during the first quarter of 2009 was also unfavorably impacted by $1.6 million of losses from both the sale of property and equipment and the fair value adjustments of property held for sale versus $3.5 million of losses for the same period in 2008.

Nonoperating expenses consist primarily of interest expense, which increased significantly in the first quarter of 2009 from 2008 due to increased borrowings under our asset-backed securitization facility and credit facility as well as an increase in interest rates based on our amended credit facility terms all of which resulted in additional interest of $4.0 million. Additionally, the increase in interest expense is attributable to increased net deferred debt cost amortization of $5.3 million and additional interest related to our lease financing obligations of $2.4 million for the three months ended March 31, 2009.

Our effective tax rate for the three months ended March 31, 2009 was 34.1% compared to 34.5% for the three months ended March 31, 2008. Significant items impacting the 2009 rate include a state tax benefit, certain permanent items and a valuation allowance established for the net deferred tax asset balance projected for the year-end 2009. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior year’s earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset.

National Transportation Results

National Transportation represented approximately 68% and 70% of our consolidated revenue in the first quarter of 2009 and 2008, respectively. The table below provides summary financial information for National Transportation for the three months ended March 31:

(in millions)	2009	2008	Percent Change
Operating revenue	$1,022.6	$1,559.8	(34.4%)
Operating income (loss)	(299.8)	(7.2)	n/m	(a)
Operating ratio	129.3%	100.5%	28.8pp	(b)

(a)	Not meaningful.
(b)	Percentage points.

Three months ended March 31, 2009 compared to three months ended March 31, 2008

National Transportation reported first quarter 2009 operating revenue of $1,022.6 million, representing a decrease of $537.2 million or 34.4% from the first quarter of 2008. The two primary components of operating revenue are volume, comprised of the number of shipments and the weight per shipment, and price, usually evaluated on a per hundred weight basis. The decline in operating revenue was largely driven by a 29.5% decline in picked up tonnage per day. The decline in picked up tonnage per day was made up of a 27.1% decline in shipments per day and a 3.2% decline in weight per shipment.

The decline in tonnage resulted from a weakening economy and the diversion of freight by certain customers to other carriers. As the economy has continued to deteriorate, capacity is more readily available and competition for available loads has intensified. Additionally, we believe that certain customers diverted freight during the first quarter of 2009 due to perceived uncertainty around our financial stability as well as the integration of the Yellow Transportation and Roadway networks which was completed in March 2009. We believe that the impact of freight diversion in the first quarter of 2009 is substantially greater than the impact in the prior year quarter that resulted from uncertainty and timing around union labor contract negotiations.

The decline in tonnage was impacted further by a 6.5% decline in revenue per hundred weight. The decline in revenue per hundred weight was mostly the result of lower fuel surcharge revenue partially offset by higher base pricing that resulted from improvements in business mix and contractual rate increases. Lower fuel surcharge revenue is associated with substantially lower diesel fuel prices in the first quarter of 2009 compared to the prior year quarter. Additionally, higher than normal revenue reserve adjustments contributed to the decline in revenue and was largely a result of the 2009 YRC network integration.

Operating loss for National Transportation was $299.8 million in the first quarter of 2009 compared to an operating loss of $7.2 million in the prior year. Revenue was lower by $537.2 million while total costs only decreased by $244.6 million. The cost declines consisted primarily of lower salaries, wages and benefits of $137.6 million, lower purchased transportation costs of $55.8 million, lower operating expenses and supplies of $41.5 million and lower other operating expenses of $6.9 million.

The decline in salaries, wages and benefits was due mostly to a decline in hourly wages and benefits of $138.4 million or 18.3% and a decline of $7.5 million in salaries and benefits partially offset by higher workers’ compensation expense of $11.7 million. The decline in hourly wages and benefits resulted from lower volume that was partially offset by higher labor costs associated with the implementation of the integrated YRC network, higher costs associated with the on-going contractual wage and benefit increases and higher costs related to non-union hourly severance benefits.

Additionally, salaries and wages for most union and non-union employees were reduced by 10% during the quarter in exchange for equity consideration that partially offset these reductions. The decrease in salaries and benefits resulted from lower headcount in the current year and the 10% pay reduction discussed above partially offset by severance benefits and pension settlement costs associated with a lump sum retirement payout provision provided by one of our defined benefit pension plans. The increase in workers’ compensation expense was due mostly to unfavorable development of prior year claims.

The decline in purchased transportation resulted primarily from lower volumes during the quarter. Rail costs were down 40.0% due to lower volume and substantially lower fuel surcharges compared to the prior year while externally purchased trucking costs were down 33.3%.

Operating expenses and supplies declined mostly due to lower volumes and a decrease in fuel costs. Fuel and oil costs were 59.8% lower than the prior year. This decline was partially offset by higher costs associated with the network integration including facility closure costs, relocation costs, costs associated with branding as well as other costs. Additionally, bad debt expense increased $9.4 million, or 132.1% in the first quarter of 2009 compared to the prior year due to a continued increase of bankruptcies and similar credit risks in our customer base.

The decline in other operating expenses is due primarily to a decline in fuel taxes related to fewer miles driven.

Claims and insurance costs were slightly lower when compared to the prior year. Higher costs associated with general liability claims were essentially offset by lower cargo claims expense. General liability claims increased $4.8 million in the first quarter of 2009 compared to the prior year quarter due to unfavorable development of prior year claims while cargo claims were $5.1 million lower than the prior year quarter due primarily to fewer shipments.

Regional Transportation Results

Regional Transportation represented approximately 23% of our consolidated revenue in the first quarter of 2009 and 2008. The table below provides summary financial information for YRC Regional Transportation for the three months ended March 31:

(in millions)	2009	2008	Percent Change
Operating revenue	$355.2	$512.5	(30.7%)
Operating income (loss)	(74.1)	(37.6)	97.1%
Operating ratio	120.9%	107.3%	13.6pp (a)

(a)	Percentage points.

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Regional Transportation reported operating revenue of $355.2 million for the quarter ended March 31, 2009, representing a decrease of $157.3 million, or 30.7% from the quarter ended March 31, 2008. The decreased operating revenue was driven by lower business volumes and weaker pricing including lower fuel surcharge revenue. Total weight per day was down 27.7%, representing a 23.8% decline in total shipments per day and a 5.2% lower total weight per shipment compared to last year. Shipment volumes were negatively impacted by a continued weak economy and the closure of six service centers in the Holland network and 21 service centers in the Reddaway network during February 2008. At the end of March 2009, Holland closed 13 service centers, primarily in the Northeast as part of continuing efforts to optimize our networks, improve service quality and reduce costs. Holland customers in the impacted areas will be served through the transportation services offered by New Penn and YRC, both sister companies to Holland.

Total revenue per hundred weight decreased 8.6% in the first quarter 2009 as compared to the first quarter 2008, primarily due to lower fuel surcharge revenue associated with lower diesel fuel prices and continued competitive price pressures in the marketplace. A meaningful portion of our regional footprint is concentrated in the Upper Midwest where business levels and market pricing pressure has been especially difficult due to the economic challenges in automotive and manufacturing industry segments.

Operating loss for Regional Transportation was $74.1 million for the first quarter 2009, an increase of $36.5 million from the first quarter 2008, consisting of a $157.3 million decline in revenue and a $120.8 million decrease in operating expenses. Regional Transportation has reduced most operating expenses in proportion to lower tonnage and shipment volumes. Material expense decreases were in salaries, wages and benefits of $49.8 million, operating expenses and supplies of $49.4 million, purchased transportation of $8.2 million, losses on property disposals of $1.5 million and reorganizations and settlements of $11.1 million.

Salaries, wages and benefits expense decreased 14.9% in the first quarter of 2009 reflecting lower employee levels as well as compensation and benefit reductions for most employees in Regional Transportation. These decreases were partially offset by the equity ownership program for union employees, higher employee benefit costs and higher workers’ compensation costs mostly as a result of unfavorable prior year claims. Operating expenses and supplies decreased 38.3% reflecting a 10.6% reduction in costs other than fuel and a 61.2% decrease in fuel costs (due to lower fuel prices and reduced miles driven). Costs were lower in the areas of equipment maintenance, facilities, travel and related expenses as a result of lower business volumes, effective cost management and terminal closures. Purchased transportation was 34.4% lower due to lower business volumes and the in-sourcing of certain linehaul transportation from third-party providers. Other operating expenses decreased 0.9% in the first quarter of 2009 versus the same period in 2008, mainly in the areas of operating taxes, licenses and insurance primarily due to lower business volumes, mostly offset by a higher provision for bodily injury and property damage claims due to severe current period claims and prior period claim development.

Losses on property disposals were $0.2 million in first quarter 2009 compared to $1.7 million in first quarter 2008. Regional Transportation incurred $4.9 million of employee severance and lease termination costs in the first quarter 2009 for the closure of 13 Holland service centers, as noted above. The 2009 service center closure costs were recorded in salaries, wages and benefits expense (primarily severance) and operating expenses and supplies expense (primarily lease cancellation costs). Reorganization costs in first quarter 2008 were $11.1 million related to the closure of Holland and Reddaway service centers during February 2008. These costs consisted primarily of employee severance and lease termination costs.

YRC Logistics Results

YRC Logistics represented approximately 7% and 6% of our consolidated revenue in the first quarter of 2009 and 2008. The table below provides summary financial information for our YRC Logistics segment for the three months ended March 31:

(in millions)	2009	2008	Percent Change
Operating revenue	$112.1	$149.7	(25.1%)
Operating income (loss)	(3.5)	(1.1)	n/m	(a)
Operating ratio	103.1%	100.7%	2.4pp	(b)

(a)	Not meaningful.
(b)	Percentage points.

Three months ended March 31, 2009 compared to three months ended March 31, 2008

In the first quarter of 2009, YRC Logistics operating revenue decreased $37.6 million, or 25.1%, from the first quarter of 2008. YRC Logistics noticed revenue declines in each of its service offerings as a result of the weakening global economy. Decreases in revenue for distribution services were caused by deteriorating economic conditions in the retail sector and YRC Logistics’ decision to exit its domestic ocean service offering in June 2008. Revenue declines due to reduced volumes in transportation services can be largely attributed to the slowing manufacturing sector. Global services revenue fell as shipment counts declined throughout the world from the depressed economic conditions.

YRC Logistics first quarter 2009 operating loss was $3.5 million compared to an operating loss of $1.1 million in the first quarter of 2008. YRC Logistics revenue was lower by $37.6 million while total costs only decreased by $35.2 million. As a result of declining business volumes in 2009, headcount was reduced, resulting in first quarter 2009 severance expense of $1.2 million included in salaries, wages and employees’ benefits. This amount was offset by favorable claim development resulting in a reduction in workers compensation expense of $2.3 million also included in salaries, wages and employees’ benefits. Operating expenses and supplies collectively trended down 19.1% in the first quarter of 2009 versus the first quarter of 2008 and was primarily comprised of reductions in fuel costs of $2.3 million or 55.5% due to the reduction in both base costs and usage, offset by increases in professional services of $0.7 million or 17.2%, provision for uncollectible accounts of $0.4 million or 61.2% and unfavorable development in accident claims of $0.2 million or 13.7%. Depreciation expense in the first quarter of 2009 was $0.4 million less than the first quarter of 2008 representing an 11.5% decrease.

Truckload Results

Truckload represented approximately 2% and 1% of our consolidated revenue in the first quarter of 2009 and 2008. The table below provides summary financial information for our Truckload segment for the three months ended March 31:

(in millions)	2009	2008	Percent Change
Operating revenue	$26.0	$25.6	1.7%
Operating income (loss)	(2.2)	(5.1)	55.5%
Operating ratio	108.6%	119.8%	(11.2pp	) (a)

(a)	Percentage points.

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Truckload reported operating revenue of $26.0 million for the quarter ended March 31, 2009, representing an increase of $0.4 million or 1.7% from the quarter ended March 31, 2008. The two primary components of truckload operating revenue are volume, comprised of the miles driven, and price, usually evaluated on a revenue per mile basis. Total miles driven per day were up 16.1% in the first quarter 2009 as compared to 2008 due primarily to higher use by YRC Worldwide operating companies as they convert rail miles to road service partially offset by lower external volumes due to the soft economy. Revenue per mile was down 12.4%, due primarily to lower fuel surcharge revenue associated with lower diesel fuel prices.

Operating loss for Truckload was $2.2 million for the first quarter 2009, an improvement of $2.9 million from the first quarter of 2008, consisting of a $0.4 million increase in revenue and a $2.5 million decrease in operating expenses. Expense decreases were primarily in the areas of fuel costs (lower diesel prices partially offset by higher miles driven), driver recruiting costs, purchased transportation costs, equipment depreciation and bodily injury and property damage costs. Increased operating expenses were primarily due to higher wages and benefits costs of $2.2 million.

Financial Condition

Liquidity

The current global credit market crisis and economic recession continue to have a dramatic effect on our industry. Overall U.S. economic trends are declining as evidenced in most indices including those applicable to the retail sector, manufacturing, construction and housing. Declining economic activity, as evidenced by these trends, negatively impacts our customers’ needs to ship and, therefore, negatively impacts the volume of freight we service and the price we receive for our services. As a result, we continue to experience declining revenue (primarily a function of declining volume) and increased operating losses. In addition, we believe that some of our customers have reduced their shipments with YRC to mitigate the risks of integration of our Yellow Transportation and Roadway networks. We experienced these reduced shipment levels in March 2009 to a greater extent and for a longer period than we anticipated when planning the integration. As a result, our financial results have fallen short of our previous expectations. As our service has improved from the integration, from mid-April 2009 through early May 2009, we have experienced an increasing shipment trend as many of these customers are now returning their shipping volumes to YRC. However, we cannot predict how quickly and to what extent these volumes will return.

The deterioration in our operating results coupled with the economic recession has reduced our overall liquidity, including having reduced cash available under our ABS Facility that utilizes accounts receivable from our operating subsidiaries.

The following table provides details of the outstanding components and available unused capacity under the Credit Agreement and ABS facility at each period end:

(in millions)	March 31, 2009	December 31, 2008
Capacity:
Revolving loan	$950.0	$950.0
ABS facility	500.0	500.0

Total maximum capacity	1,450.0	1,450.0

Amounts outstanding:
Revolving loan	(427.4)	(515.0)
Letters of credit	(590.7)	(460.5)
ABS facility	(188.2)	(147.0)
ABS usage for captive insurance company (see below)	—	(221.0)

Total outstanding	(1,206.3)	(1,343.5)

Unused capacity	$243.7	$106.5

Available unused capacity	$26.7	$41.9

The ABS facility permits borrowings of up to $500 million based on qualifying accounts receivable of the Company. However, at March 31, 2009 and December 31, 2008, our underlying accounts receivable supported total capacity under the ABS facility of $283.0 million and $435.4 million, respectively. Considering this limitation, available unused capacity under the credit agreement and the ABS Facility at March 31, 2009 and December 31, 2008, was $26.7 million and $41.9 million, respectively.

YRC Assurance Co. Ltd. (“YRC Assurance”) was the Company’s captive insurance company domiciled in Bermuda and a wholly owned and consolidated subsidiary of YRC Worldwide. YRC Assurance insured certain of our subsidiaries for certain of their respective self-insured obligations for workers’ compensation liabilities. Certain qualifying investments were made by YRC Assurance as required by Bermuda regulations. These investments included purchasing a position in the underlying receivables supporting our ABS Facility. As a result, as shown in the table above, our capacity under the ABS Facility was reduced by YRC Assurance’s investment in receivables of $221.0 million at December 31, 2008. Our amended Credit Agreement required us to cease the participation of YRC Assurance in the ABS Facility. We have complied with this requirement and YRC Assurance is in the process of being dissolved. As a result of these transactions, the operating companies who received insurance from YRC Assurance are now self-insured for their workers’ compensation liabilities.

At April 30, 2009, our aggregated cash balance and available unused capacity under the credit agreement and ABS Facility was $220.9 million.

Lease Financing Transactions

In an effort to generate liquidity and pay down bank debt, we have entered into several lease financing transactions as discussed below.

NATMI

The Company and NATMI Truck Terminals, LLC (“NATMI”) entered into a Real Estate Sales Contract, effective December 19, 2008, as amended (the “NATMI Contract”), pursuant to which certain subsidiaries of the Company would sell and simultaneously lease back a pool of facilities located throughout the U. S. The aggregate purchase price for the subject facilities was approximately $150.4 million.

On January 30, 2009, we received $102.2 million ($101.1 million net of transaction costs) from the proceeds of a sale leaseback type transaction with NATMI. The underlying transaction included providing title of certain real estate assets to NATMI in exchange for proceeds of $102.2 million; however, the transaction did not meet the accounting definition of a “sale leaseback” and as such, the assets remain on our balance sheet and long-term debt (titled Lease Financing Obligations) is reflected on our balance sheet in the amount of the proceeds. We are required to make annual lease payments, which are recorded as principal and interest payments, of approximately $14.4 million under this arrangement. The proceeds received from this transaction are available to us for general working capital purposes.

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

On April 21, 2009, the Company and NATMI agreed to modify the NATMI Contract to remove certain facilities that have not closed and extend the closing date for certain facilities with an aggregate purchase price of approximately $16 million. The Company expects to close on these facilities during the second quarter of 2009, subject to the satisfaction of normal and customary closing conditions, and the ability of the Company to obtain lien releases from the collateral agent under the Credit Agreement.

Estes

On February 13, 2009, we entered into agreements (the “Original Estes Contracts”) to sell certain real estate assets for approximately $122 million under sale and leaseback type transactions with Estes Express Lines (“Estes”), subject to the satisfaction of normal and customary due diligence and related conditions, including Estes’ right to terminate each Contract in its sole discretion during the inspection period, and the ability of the Company to obtain lien releases from the collateral agent under the Credit Agreement. We expect to close on these agreements at various points through June 2009. If all of these transactions close, annual lease payments, which are recorded as principal and interest payments will approximate $11 million.

In March 2009, we received $23.8 million ($22.5 million net of transaction costs) from the proceeds of a sale leaseback type transaction with Estes as a part of the February 13, 2009 agreement discussed above. Similar to the NATMI transactions, the underlying transaction included providing title of certain real estate assets to Estes in exchange for proceeds of $23.8 million; however, the transaction did not meet the accounting definition of a “sale leaseback” and as such, the assets remain on our balance sheet and long-term debt is reflected on our balance sheet in the amount of the proceeds. We are required to make annual lease payments, which are recorded as principal and interest payments, of approximately $2.1 million under this arrangement. Half of the proceeds received from this transaction were deposited into the escrow account previously described in the “Principles of Consolidation” note to our consolidated financial statements, and the remaining half was used to pay down our credit facility.

On April 22, 2009, subsidiaries of the Company entered into additional real estate sales contracts (collectively, the “New Estes Contracts”) with Estes to sell and simultaneously lease back a pool of the subsidiaries’ facilities located throughout the U.S., including facilities originally a part of the transaction with NATMI described above. The aggregate purchase price for the subject facilities is approximately $32 million and initial annual lease payments for the subject facilities would be approximately $2.9 million in the aggregate. The terms of the New Estes Contracts and related leases are consistent with the terms of the Original Estes Contracts. The Company expects to close the sale and leaseback transactions under the New Estes Contracts during the second quarter of 2009, subject to the satisfaction of normal and customary due diligence and related conditions, including Estes’ right to terminate each Contract in its sole discretion during the inspection period, and the ability of the Company to obtain lien releases from the collateral agent under the Credit Agreement.

The New Estes Contracts are in addition to the Original Estes Contracts entered into on February 13, 2009 between Estes and subsidiaries of the Company for an aggregate purchase price of approximately $154 million.

Other Lease Financing Transactions

On March 31, 2009, we received $22.5 million ($19.8 million net of transaction costs) from the proceeds of a sale lease back type transaction with an investor. Similar to the NATMI and Estes transactions, the underlying transaction included providing title of a previously owned office complex in exchange for proceeds of $22.5 million; however, the transaction did not meet the accounting definition of a “sale leaseback” and as such, the assets remain on our balance sheet and long-term debt is reflected on our balance sheet in the amount of the proceeds. We are required to make annual lease payments, which are recorded as principal and interest payments, of approximately $3.4 million under this arrangement. Half of the proceeds received from this transaction were deposited into the escrow account described in the “Principles of Consolidation” note to our consolidated financial statements and, the remaining half was used to pay down our credit facility.

On April 23, 2009, certain of our subsidiaries entered into real estate sales contracts with new investors to sell and simultaneously leaseback a pool of the subsidiaries’ facilities located throughout the U.S., including a facility originally a part of the transaction with NATMI described above. The aggregate purchase price for the subject facilities is approximately $70 million, and initial annual lease payments for the subject facilities would be approximately $6.1 million in the aggregate. The Company expects to close the sale and leaseback transactions under these contracts during the second quarter of 2009, subject to the satisfaction of normal and customary due diligence and related conditions including the investor’s right to terminate during the inspection period, and the ability of the Company to obtain lien releases from the collateral agent under the Credit Agreement.

The effective interest rates on the lease financing obligations closed through March 31, 2009, range from 10.0% to 18.4%.

Use of Proceeds

Our Credit Agreement as amended requires the net cash proceeds from certain asset sales to be applied as follows:

•

for any real estate asset sale (other than the first $150 million in net cash proceeds received under certain transactions with NATMI subject to any reductions associated with possible pension contribution deferrals discussed below) the net cash proceeds of which, together with the aggregate amount of net cash proceeds from all such real estate asset sales occurring on or after January 1, 2009,

•

is less than or equal to $300 million and occurs on or prior to July 15, 2009, 50 percent of such proceeds shall be used to prepay outstanding revolving loans under the Credit Agreement and the remaining 50 percent shall be deposited into the escrow account;

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

As of March 31, 2009, as a result of asset sale proceeds, we have deposited $17.6 million into the escrow account and have remitted $17.6 million in debt payments during the three months ended March 31, 2009.

Pension Contribution Payment Deferrals

Due to the first quarter 2009 declining revenue and increased operating losses discussed above, and given the delay in closing some of the remaining sale and lease financing transactions, we have sought additional sources of liquidity to remain in compliance with our minimum liquidity covenant under our Credit Agreement and ABS Facility during the second quarter and for the remainder of 2009.

To bridge our liquidity needs, on April 15, 2009, we entered into an amendment (the “April Credit Agreement Amendment”) to the Credit Agreement to permit the release of specified real estate to secure deferred contribution payments to our multi-employer pension funds (the “Pension Funds”). We believe these alternatives can allow us to utilize the real estate to its maximum benefit as opportunities arise.

The April Credit Agreement Amendment:

•

permits the Company and its subsidiaries to defer the payment of certain of their multiemployer benefit fund contributions to a date no earlier than January 1, 2010 (collectively, the “Deferred Payments”);

•	permits the Company and its subsidiaries to grant first priority liens on identified owned real property to secure the Deferred Payments;

•

permits subsidiary guarantors under the Credit Agreement to guarantee the Deferred Payments solely to the extent that such subsidiary guarantors own any real property subject to a permitted lien securing the Deferred Payments;

•

prohibits the Company and its subsidiaries from voluntarily making any Deferred Payment prior to August 15, 2009, except for payments solely with net cash proceeds from the sale of collateral securing the Deferred Payments;

•

decreases the amount of net cash proceeds from the NATMI Contract (as defined in the Credit Agreement) which may be retained by the Company by an amount proportionate to the net book value of the collateral securing the Deferred Payments; provided, that such reduction shall not exceed $50.0 million;

•

reduces the permitted asset sale basket for the fiscal year ending December 31, 2009 by an amount proportionate to the net book value of the collateral securing the Deferred Payments; provided, that such reduction shall not exceed $50.0 million; and

•	allows the Company to undertake debt for equity swaps and to pay certain indebtedness with the net cash proceeds from the issuance of equity.

Certain subsidiaries of the Company are working to finalize discussions with the International Brotherhood of Teamsters (the “Teamsters”) and representatives of the Pension Funds to which the Company contributes. Pursuant to these discussions, the Company is seeking to provide certain of the Company’s real estate as collateral to the Pension Funds in lieu of making payments of contributions for certain to-be-agreed-upon months. Depending on employment levels (which, in turn, are driven by freight levels and seasonal changes in those levels), the Company makes multi-employer pension contributions of $34-45 million per month. The Company has deferred one pension contribution payment of $21.1 million with one Pension Fund and one health and welfare payment of $18.3 million with one health and welfare fund through May 15, 2009 pursuant to a deferral agreement and has ceased making pension contribution payments in April 2009 to its Pension Funds until the Company concludes its discussions with the Pension Funds and the Teamsters. If we are unable to reach an agreement to defer payments of contributions to a Pension Fund, we will be required to make any past due payments and commence payments on the contractually required schedule to avoid the Pension Fund from terminating our participation in the Pension Fund, which, in turn, could subject us to a withdrawal liability and cause us to be in breach of the applicable collective bargaining agreement. Such a breach could give our union employees the right to strike and a cause of action for damages. To meet our working capital needs in the second quarter and remainder of 2009, and to meet our minimum liquidity requirement under our Credit Agreement in the second quarter and remainder of 2009, we must achieve one or more of the following actions, which are not in the Company’s control, in addition to generating or exceeding forecasted cash flows from operating activities:

•	continue to finalize agreements to defer a sufficient amount of contributions to our Pension Funds,

•	close sale/leaseback transactions, and

•	enter into other capital market transactions.

Operating Performance and Cash Improvement Activities

As previously discussed, the recession continues to negatively impact us. During the three months ended March 31, 2009, we continued to experience declining revenue, increased operating losses and resulting negative cash flows from operations. To address these impacts, we have taken the following actions (among others) to reduce our cost base and improve our operating income and cash flow from operations:

•	the integration of our Yellow Transportation and Roadway networks into a single service network, now branded “YRC”

•	the discontinuation of the geographic service overlap between our Holland and New Penn networks

•	the first quarter implementation of a 10% wage reduction for substantially all of our employees (both union and non-union)

•	reductions in force to scale our business to current shipping volumes

•	other cost reduction measures in general, administrative and other areas

In particular, during the three months ended March 31, 2009, we completed the integration of our Yellow Transportation and Roadway networks into one service network, now branded “YRC”. Since the integration, YRC’s service (both on-time deliveries and reduced claims) has improved. Also, productivity measurements such as load average in our line haul operation, city pick up and delivery route productivity improvements, and dock labor productivity measurements have also improved since the integration. During the integration, we believe many of YRC’s customers reduced their shipments with us to mitigate their risks from our integration. We believe some customers also reduced their shipments with YRC during the quarter as a result of uncertainties regarding our compliance with our covenants in our Credit Agreement. We believe that our February 2009 amendment of our Credit Facilities alleviated many of these customer concerns. As our service has improved from the integration, from mid-April 2009 through early May 2009, we have experienced an increasing shipment trend as many of these customers are now returning their shipping volumes to YRC. However, we cannot predict how quickly and to what extent these volumes will return. Our increasing number of shipments and cost actions has partially offset our revenue decline from the poor economy, but further cost reductions, which are underway, and further shipment increases are needed to address the revenue decline for the Company to meet its minimum EBITDA requirement in its Credit Facilities in 2009. The Company believes that there is a substantial risk that these cost reductions and shipment increases would not be achieved in sufficient time to meet its minimum EBITDA requirement in its Credit Facilities for the second quarter of 2009. As a result, the Company has entered into constructive discussions with the agent for its lending group about a possible amendment to the Company’s Credit Facilities prior to the end of the second quarter of 2009 for the Company to gain assurance that it can remain in compliance with the covenants in its Credit Facilities.

Risks and Uncertainties

If we fail to meet our minimum liquidity requirement or our required EBITDA levels under our Credit Agreement and ABS Facility, we would need to seek a waiver or forbearance from our lenders and lessors under our Credit Agreement, our ABS Facility and certain of our leases; otherwise our lenders and lessors could declare an event of default and accelerate our obligations thereunder.

Our beliefs regarding liquidity sufficiency are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Our forecasts include significant judgment and significant market risk that may or may not be realized. Items that contribute to these judgments and risks, many of which are beyond our control, include the actual duration of the U.S. recession and our related assumptions around economic outlook, the continued improvements in productivities and service for our YRC network and the return of customers shipments to that network, our ability to further reduce costs and our need for additional liquidity including liquidity from cash flows from operating activities and other liquidity enhancing initiatives (such as sale and leaseback type transactions) that may not materialize. Our forecasts are also dependent on the factors listed in the introduction to MD&A and the risk factors listed in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

Contingently Convertible Notes

The balance sheet classification of our contingent convertible notes between short-term and long-term is dependent upon certain conversion triggers, as defined in the applicable indenture. The contingent convertible notes include a provision whereby the note holder can require immediate conversion of the notes if, among other reasons, the credit rating on the contingent convertible notes assigned by Moody’s is lower than B2 or if the credit rating assigned by S&P is lower than B. At March 31, 2009 and December 31, 2008, the conversion trigger was met, and accordingly, the contingent convertible notes have been classified as a short-term liability in the accompanying consolidated balance sheets. Based upon this particular conversion right and based upon an assumed market price of our stock of $4 per share, which approximates the current market price, our aggregate obligation for full satisfaction of the $386.8 million par value of contingent convertible notes would require cash payments of $36.6 million.

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

(in millions)	2009	2008
Net cash (used in) provided by operating activities	$(94.0)	$93.1
Net property and equipment proceeds (additions)	3.3	(32.8)

Free cash flow	$(90.7)	$60.3

Operating cash flows decreased $187.1 million during the three months ended March 31, 2009 versus the same period in 2008. Cash from operations was impacted by the reduction of general business volumes in 2009 with lower revenue and exponentially larger reduction in operating income. Lower business volumes contributed to a reduction in accounts receivable and accounts payable from 2008 to 2009 of $118.7 million and $49.9 million, respectively.

Net property and equipment additions were $36.1 million lower in 2009 versus 2008 due to both a strategic decision to reduce overall capital expenditures during this period of reduced volumes and our financing alternative of leasing $18.9 million of revenue equipment during the three months ended March 31, 2009. We intend to continue leasing revenue equipment under various master lease agreements to satisfy any equipment needs in the near term. Other investing activities include $17.6 million held in restricted cash due to requirements under our credit facility.

Net cash provided by financing activities was $31.7 million in 2009 versus net cash used by financing activities of $57.1 million in 2008. During the three months ended March 31, 2009 we increased borrowings under our ABS facility by $41.2 million versus reduced borrowings of $60.0 million during the three months ended March 31, 2008. Additionally, during the three months ended March 31, 2009, we entered into lease financing transactions that generated proceeds of $157.6 million and, in turn, provided funds to lower our borrowings under our credit facilities in the amount of $129.1 million. We also incurred debt issuance costs of $38.0 million in 2009 in conjunction with our ABS and credit facility amendments.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of March 31, 2009.

Contractual Cash Obligation

		Payments Due by Period
(in millions)	Less than 1 year (a)	2-3 years	4-5 years	After 5 years	Total
Balance sheet obligations:
ABS borrowings	$188.2	$—	$—	$—	$188.2
Long-term debt and lease financing obligations including interest (b)	111.2	561.3	855.0	140.6	1,668.1
USF Red Star multi-employer pension withdrawal obligation including interest	1.7	3.5	2.5	—	7.7
Off balance sheet obligations:
Operating leases	103.1	133.8	47.9	30.4	315.2
Capital expenditures	14.0	—	—	—	14.0

Total contractual obligations	$418.2	$698.6	$905.4	$171.0	$2,193.2

(a)	Total liabilities for uncertain tax benefits as of March 31, 2009, were $85 million and are classified on the Company’s consolidated balance sheet within “Other Current and Accrued Liabilities”.
(b)

Long-term debt maturities are reflected by contractual maturity for all obligations other than the contingent convertible senior notes. These notes are instead presented based on the earliest possible redemption date defined as the first date on which the note holders have the option to require us to purchase their notes at par. At March 31, 2009, these notes are convertible for cash payments of approximately $36.6 million based on an assumed market price of $4 per share for our common stock. Should the note holders elect to exercise the conversion options, cash payments of $36.6 million would be less than those presented in the table above.

During the three months ended March 31, 2009, we entered into new operating leases for revenue equipment of approximately $18.9 million.

In April and May 2009, we completed additional lease financing transactions with Estes that included net proceeds of $26.7 million. We are required to make annual lease payments, which are recorded as principal and interest payments of $2.6 million through April 2019.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period				Total
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years
Unused line of credit	$2.6	$—	$24.1	$—	$26.7
Letters of credit	590.7	—	—	—	590.7
Surety bonds	123.0	0.1	0.1	—	123.2

Total commercial commitments	$716.3	$0.1	$24.2	$—	$740.6

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, effective for fiscal years ending after December 15, 2009. This FASB Staff Position (FSP) amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. We will adopt this FSP and include the required disclosures beginning with our December 31, 2009 Form 10-K.

In April 2009, the Financial Accounting Standards Board issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, effective for interim reporting periods ending after June 15, 2009. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. We will adopt this FSP and include the required disclosures beginning with our June 30, 2009 Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and fuel price volatility. The risk inherent in our market risk sensitive instruments and positions is the potential loss or increased expense arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our principal executive and financial officers evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of March 31, 2009.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements.

Item 1A.	Risk Factors

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity” for additional information regarding our liquidity and compliance with covenants in our Credit Facilities.

Item 6.	Exhibits

10.1	Waiver No. 1, dated as of January 15, 2009, to Credit Agreement, dated as of August 17, 2007, as amended, among the Company, the Canadian Borrower, the UK Borrower, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on January 22, 2009, File No. 000-12255).

10.2	Waiver and Amendment No. 2, dated as of February 12, 2009, and Consent, Waiver and Amendment No. 3, dated February 27, 2009, to the Credit Agreement, dated as of August 17, 2007, among the Company, the Canadian Borrower, the UK Borrower, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1.4 to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-12255).

10.3*	Amendment No. 4, dated April 15, 2009, to the Credit Agreement, dated as of August 17, 2007, among the Company, the Canadian Borrower, the UK Borrower, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent.

10.4	Limited Waiver and Second Amendment, dated as of January 15, 2009, to Third Amended and Restated Receivables Purchase Agreement, dated as of April 18, 2008, as amended, among Yellow Roadway Receivables Funding Corporation, as Seller; Falcon Asset Securitization Company LLC, Three Pillars Funding LLC and Amsterdam Funding Corporation, as Conduits; YRC Assurance Co. Ltd., as an uncommitted purchaser; the financial institutions party thereto as Committed Purchasers; Wachovia Bank, National Association, as Wachovia Agent and LC Issuer; SunTrust Robinson Humphrey, Inc., as Three Pillars Agent, The Royal Bank of Scotland plc (successor to ABN AMRO Bank, N.V.), as Amsterdam Agent, and JPMorgan Chase Bank, N.A., as Falcon Agent and Administrative Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on January 22, 2009, File No. 000-12255).

10.5	Omnibus Amendment [Waiver and Amendment No. 3 to Third Amended and Restated Receivables Purchase Agreement and Amendment No. 4 to Receivables Sale Agreement], dated as of February 12, 2009, and Waiver and Amendment No. 4 to Third Amended and Restated Receivables Purchase Agreement, dated February 27, 2009, among Yellow Roadway Receivables Funding Corporation, as Seller; YRC Worldwide Inc., as Performance Guarantor; JPMorgan Chase Bank, N.A., SunTrust Bank, Wachovia Bank, National Association, and The Royal Bank of Scotland plc as successor to ABN AMRO Bank, N.V., as Committed Purchasers; Falcon Asset Securitization Company LLC, Three Pillars Funding LLC and Amsterdam Funding Corporation, as Conduits; YRC Assurance Co. Ltd., as Co-Agent; Wachovia Bank, National Association, as LC Issuer; SunTrust Robinson Humphrey, Inc., Wachovia Bank, National Association, The Royal Bank of Scotland plc as successor to ABN AMRO Bank, N.V. and JPMorgan Chase Bank, N.A., as Co-Agents; JP Morgan Chase Bank, N.A., as Administrative Agent; and YRC Inc., USF Reddaway, Inc. and USF Holland, Inc., as Originators (incorporated by reference to Exhibit 10.2.4 to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-12255).

10.6	Memorandum of Understanding on the Wage Reduction – Job Security Plan, dated November 25, 2008, among the International Brotherhood of Teamsters, YRC Inc., USF Holland Inc. and New Penn Motor Express, Inc. (incorporated by reference to Exhibit 10.3.2 to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-12255).

10.7	Real Estate Sales Contract, effective December 19, 2008, between NATMI Truck Terminals, LLC and YRC Worldwide Inc., as amended by Amendment No. 1, effective January 21, 2009, and Amendment No. 2, effective February 12, 2009 (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-12255).

10.8*	Amendment No. 3 (effective March 6, 2009), Amendment No. 4 (effective March 31, 2009) and Amendment No. 5 (effective April 21, 2009) to Real Estate Sales Contract, effective December 19, 2008, between NATMI Truck Terminals, LLC and YRC Worldwide Inc.

10.9*	Form of Real Estate Sales Contract, dated February 13, 2009, between Estes Express Lines and YRC Inc., USF Reddaway, Inc. or USF Holland Inc.

10.10*	Form of Executive Severance Agreement between the Company and each of the following executive officers: William D. Zollars, Timothy A. Wicks, Michael J. Smid, Daniel J. Churay, James G. Kissinger, Keith E. Lovetro and Paul F. Liljegren.

10.11	YRC Worldwide Inc. Union Employee Option Plan (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-12255).

10.12	YRC Worldwide Inc. Union Employee Stock Appreciation Right Plan (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-12255).

10.13	Form of YRC Worldwide Inc. Cash Performance and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on April 3, 2009, File No. 000-12255).

31.1*	Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Timothy A. Wicks pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of William D. Zollars pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Timothy A. Wicks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC Worldwide Inc.
Registrant

Date: May 11, 2009	/s/ William D. Zollars
William D. Zollars
Chairman of the Board of Directors, President & Chief Executive Officer

Date: May 11, 2009	/s/ Timothy A. Wicks
Timothy A. Wicks
Executive Vice President & Chief Financial Officer