Form 10-Q
period 2009-06-30
YRC WORLDWIDE INC
filed 2009-08-10
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $1 par value per share	59,537,477 shares

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(Amounts in thousands except per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$164,509	$325,349
Accounts receivable, net	670,078	837,055
Prepaid expenses and other	197,081	298,101

Total current assets	1,031,668	1,460,505

Property and Equipment:
Cost	3,878,625	3,977,881
Less – accumulated depreciation	(1,815,400)	(1,776,904)

Net property and equipment	2,063,225	2,200,977

Intangibles, net	175,177	184,769
Other assets	148,250	119,862

Total assets	$3,418,320	$3,966,113

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$250,767	$333,910
Wages, vacations and employees’ benefits	314,983	356,410
Other current and accrued liabilities	392,328	489,994
Current maturities of long-term debt	769,769	562,321

Total current liabilities	1,727,847	1,742,635

Other Liabilities:
Long-term debt, less current portion	832,952	787,415
Deferred income taxes, net	126,530	242,663
Pension and postretirement	380,767	370,031
Claims and other liabilities	423,192	341,918
Commitments and contingencies

Shareholders’ Equity (Deficit):
Common stock, $1 par value per share	62,600	62,413
Preferred stock, $1 par value per share	—	—
Capital surplus	1,263,267	1,239,586
Accumulated deficit	(1,138,080)	(555,261)
Accumulated other comprehensive loss	(168,018)	(172,550)
Treasury stock, at cost (3,079 shares)	(92,737)	(92,737)

Total shareholders’ equity (deficit)	(72,968)	481,451

Total liabilities and shareholders’ equity (deficit)	$3,418,320	$3,966,113

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the Three and Six Months Ended June 30

(Amounts in thousands except per share data)

(Unaudited)

	Three Months		Six Months
	2009	2008	2009	2008

Operating Revenue	$1,328,080	$2,398,728	$2,830,875	$4,631,320

Operating Expenses:
Salaries, wages and employees’ benefits	1,012,357	1,332,137	2,179,356	2,685,283
Operating expenses and supplies	309,374	538,664	676,666	1,024,893
Purchased transportation	164,070	281,938	339,254	536,250
Depreciation and amortization	64,449	63,435	130,718	126,748
Other operating expenses	78,542	105,803	183,247	218,568
(Gains) losses on property disposals, net	(1,006)	3,053	587	6,539
Reorganization and settlements	—	2,444	—	15,228

Total operating expenses	1,627,786	2,327,474	3,509,828	4,613,509

Operating Income (Loss)	(299,706)	71,254	(678,953)	17,811

Nonoperating (Income) Expenses:
Interest expense	38,414	18,877	70,633	38,216
Equity investment impairment	30,374	—	30,374	—
Other	171	(1,863)	3,872	(3,834)

Nonoperating expenses, net	68,959	17,014	104,879	34,382

Income (Loss) Before Income Taxes	(368,665)	54,240	(783,832)	(16,571)
Income tax provision (benefit)	(59,628)	18,461	(201,013)	(5,980)

Net Income (Loss)	$(309,037)	$35,779	$(582,819)	$(10,591)

Average Common Shares Outstanding – Basic	59,480	57,122	59,427	57,000

Average Common Shares Outstanding – Diluted	59,480	58,193	59,427	57,000

Basic Earnings (Loss) Per Share	$(5.20)	$0.63	$(9.81)	$(0.19)

Diluted Earnings (Loss) Per Share	$(5.20)	$0.62	$(9.81)	$(0.19)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the Six Months Ended June 30

(Amounts in thousands)

(Unaudited)

	2009	2008
Operating Activities:
Net income (loss)	$(582,819)	$(10,591)
Noncash items included in net income (loss):
Depreciation and amortization	130,718	126,748
Stock compensation expense	26,754	5,527
Pension settlement charges	5,755	—
Curtailment gain	—	(34,460)
Equity investment impairment	30,374	—
Losses on property disposals, net	587	6,508
Deferred income tax provision (benefit), net	(199,086)	11,288
Other noncash items, net	15,060	(3,015)
Changes in assets and liabilities, net:
Accounts receivable	166,976	(42,165)
Accounts payable	(82,270)	(13,573)
Other operating assets	67,695	23,429
Other operating liabilities	176,839	40,891

Net cash provided by (used in) operating activities	(243,417)	110,587

Investing Activities:
Acquisition of property and equipment	(26,026)	(77,018)
Proceeds from disposal of property and equipment	37,533	11,079
Other	(198)	(4,201)

Net cash provided by (used in) investing activities	11,309	(70,140)

Financing Activities:
Asset backed securitization borrowings (payments), net	58,042	(40,000)
Issuance of long-term debt	284,201	5,876
Repayment on long-term debt	(223,449)	—
Debt issuance costs	(47,526)	(3,282)
Proceeds from exercise of stock options	—	50

Net cash provided by (used in) financing activities	71,268	(37,356)

Net Increase (Decrease) In Cash and Cash Equivalents	(160,840)	3,091

Cash and Cash Equivalents, Beginning of Period	325,349	58,233

Cash and Cash Equivalents, End of Period	$164,509	$61,324

Supplemental Cash Flow Information:
Pension contribution deferral transfer to long-term debt	$133,227	$—

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

YRC Worldwide Inc. and Subsidiaries

For the Six Months Ended June 30

(Amounts in thousands)

(Unaudited)

2009
Common Stock
Beginning balance	$62,413
Issuance of equity awards	187

Ending balance	$62,600

Capital Surplus
Beginning balance	$1,224,606
Cumulative effect – adoption of FSP 14-1 (See Note 6)	14,980

Adjusted beginning balance	1,239,586
Share-based compensation	23,866
Other, net	(185)

Ending balance	$1,263,267

Accumulated Deficit
Beginning balance	$(547,338)
Cumulative effect – adoption of FSP 14-1 (see Note 6)	(7,923)

Adjusted beginning balance	(555,261)
Net loss	(582,819)

Ending balance	$(1,138,080)

Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(172,550)
Pension, net of tax:
Reclassification of net losses to net income	1,060
Foreign currency translation adjustments	3,472

Ending balance	$(168,018)

Treasury Stock, At Cost
Beginning and ending balance	$(92,737)

Total Shareholders’ Equity	$(72,968)

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

At June 30, 2009, approximately 68% of our labor force is subject to various collective bargaining agreements, which predominantly expire in 2013.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of YRC Worldwide and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in non-majority owned affiliates or those in which we do not have control where the entity is either not a variable interest entity or YRC Worldwide is not the primary beneficiary, are accounted for on the equity method. There are no noncontrolling (minority) interests in our consolidated subsidiaries, consequently, all of our shareholders’ equity, net income (loss) and comprehensive income (loss) for the periods presented are attributable to controlling interests for the periods presented in the accompanying statements and notes. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates. We have prepared the consolidated financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included in these financial statements herein have been made. We have considered subsequent events through August 10, 2009, the date of this report. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Restricted Cash

As required by our Credit Agreement, certain net cash proceeds from asset sales were required to be deposited in a restricted account (the “Escrow Account”), invested in a money market fund and pledged to our lenders under the Credit Agreement. On June 17, 2009, we entered into Amendment No. 7 to our Credit Agreement which provided the release of all amounts in the Escrow Account totaling approximately $73 million (except for $3.6 million that was released to the Company to prepay certain deferred pension obligations discussed below). These released amounts were used to repay a portion of the revolving loan under the Credit Agreement.

Assets Held for Sale

When we plan to dispose of property or equipment by sale, the asset is carried in the financial statements at the lower of the carrying amount or estimated fair value, less cost to sell, and is reclassified to assets held for sale. Additionally, after the reclassification, there is no further depreciation taken on the asset. For an asset to be classified as held for sale, management must approve and commit to a formal plan, the sale should be anticipated during the ensuing year and the asset must be actively marketed, be available for immediate sale, and meet certain other specified criteria. At June 30, 2009 and December 31, 2008, the net book value of assets held for sale was approximately $117.5 million and $32.4 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets. We recorded charges of $3.7 million and $7.0 million for the three and six months ended June 30, 2009 and $3.7 million and $6.4 million for the three and six months ended June 30, 2008, respectively, to reduce properties and equipment held for sale to estimated fair value, less cost to sell. These charges are included in “(Gains) Losses on Property Disposals, Net” in the accompanying statements of consolidated operations.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximates their fair value due to the short-term nature of these instruments.

3.	Liquidity

The current economic recession and the lingering tight credit market resulting from the global financial crisis continue to have a dramatic effect on our industry. The current recessionary environment continues to negatively impact our customers’ needs to ship and, therefore, negatively impacts the volume of freight we service and the price we receive for our services. As a result, we continue to experience lower year-over-year revenue (primarily a function of declining volume) and significant operating losses. In addition, we believe that some of our customers have reduced their shipments with us to mitigate the risks of integration of our Yellow Transportation and Roadway networks. We experienced these reduced shipment levels to a greater extent in March 2009 and for a longer period extending into the second quarter than we anticipated when planning the integration of our networks. As a result, our financial results for the second quarter have fallen short of our previous expectations. As our service has improved from the March 2009 integration, our shipment volumes have stabilized; we have added new customers to our networks and have increased our volumes with certain existing customers during the second quarter. Although many of our customers have returned their business to us, this business has not returned as quickly as we had anticipated. In addition, we believe that many of our existing customers have reduced their business with us during the last couple of quarters due to the uncertainty regarding our financial condition. As we continue to improve our service and stabilize our financial condition, we anticipate the return of the shipping volume from these customers. However, we cannot predict how quickly and to what extent these volumes will return.

Operating Performance and Cash Flow Improvement Activities

In light of the current economic recession, we have implemented or are in the process of implementing the following actions (among others) to reduce our cost base and improve our operating income and cash flow from operations:

•	the integration of our Yellow Transportation and Roadway networks into a single service network, now branded “YRC”

•	the discontinuation of the geographic service overlap between our Holland and New Penn networks

•	the first quarter implementation of a 10% wage reduction for substantially all of our employees (both union and non-union)

•	further reductions in the number of terminals to right-size our transportation networks to current shipment volumes

•	the August 2009 implementation of an additional 5% wage reduction for substantially all of our union employees

•

the temporary cessation of pension contributions to our multiemployer, union pension funds (the “Pension Funds”) starting in July 2009 through December 31, 2010, which cessation eliminates the need to recognize expense for these contributions during this period

•	the continued suspension of company matching 401(k) contributions for non-union employees

•	the sale of excess property and equipment, primarily resulting from the integration of the Yellow Transportation and Roadway networks

•	the sale and leaseback of core operating facilities

•	reductions in force to scale our business to current shipping volumes

•	other cost reduction measures in general, administrative and other areas

•	changes to our overall risk management structure to reduce our letter of credit requirements

•	ongoing discussions with our lender group regarding our progress on our comprehensive strategic plan and our need for longer-term modifications to the Credit Agreement

•	commencement of discussions with certain existing bondholders in an effort to address the company’s capital structure, including its near term debt maturities

Certain of these actions are further described below.

YRC Integration

In March 2009, we completed the integration of our Yellow Transportation and Roadway networks into one service network, now branded “YRC”. Since the integration, our service (both on-time deliveries and reduced claims) has improved to a level above pre-integration. In addition, productivity measurements for city pick up and delivery labor, dock labor, and load average in our line haul operation have also improved since the integration. During the integration, we believe many of our customers reduced their shipments with us to mitigate their risks from our integration. As our service has improved from the March 2009 integration, many of these customers are now returning their shipping volumes to us and we have added new customers. However, these volumes have not returned as quickly as we had anticipated. We cannot predict how quickly and to what extent these volumes will return. As a result of successful integration, we have been able to implement a number of significant cost savings actions, including reducing the number of terminals, reducing headcount and decreasing our fleet size. We will implement further cost saving measures in the event that we experience further declines in shipping volume.

Ratification of Collective Bargaining Agreement Modification

On August 7, 2009, a majority of our employees who are represented by the International Brotherhood of Teamsters (the “Teamsters”) ratified a modification to our collective bargaining agreement. The modification provides (among other things) the following:

•

a temporary cessation of the requirement for the Company’s subsidiaries to make contributions on behalf of most of the Company’s Teamster represented employees to the Pension Funds from July 2009 through December 31, 2010. These contributions will not need to be repaid in the future and, therefore, will be a cost reduction during this period;

•	a 15% wage reduction (which includes the 10% wage reduction previously implemented in January 2009) for most of the Company’s Teamster represented employees;

•

a reduction in the increase in contributions to multiemployer health and welfare plans from $1.00 per hour to $0.20 per hour that are scheduled for August 1, 2009 and to $0.40 per hour for those scheduled for August 1, 2010;

•

the establishment of a stock option plan for participating union employees, providing for options to purchase an additional 20% of the Company’s outstanding common stock on a fully diluted basis as if all outstanding stock options were exercised on the date the plan is established. This plan is required to be on terms substantially similar to the plan created in January 2009, when the first 10% wage reduction was implemented, including the requirement that the Company’s shareholders approve the plan. If the Company’s shareholders do not approve the plan, the participating union employees would receive stock appreciation rights on similar terms. The stock option grants will occur on the date the Teamsters certify to the Company that the Company has entered into an amendment to its Credit Agreement that is acceptable to the Teamsters and the date that the Company certifies to the Teamsters there exists no event or condition which constitutes a default (as defined in the Credit Agreement) or which upon notice, lapse of time or both would, unless cured or waived, become or lead to such a default.

•

on or before September 6, 2009, subject to the approval of the Company’s board of directors and the Company’s bank group, the Company is required to appoint an officer with authority to coordinate and oversee the Company’s continued recovery efforts. This officer will be the same officer as discussed under “Credit Agreement Amendment – Designated Officer” below.

•

during the period in which the temporary pension contribution cessation is in effect, subject to the approval of the Company’s board of directors, which approval may not be unreasonably withheld, the Company is required to appoint a director that the Teamsters nominate.

As with prior ratification elections, a small number of the bargaining units representing less than 10% of our Teamster employees did not yet ratify the labor agreement modifications. The Company and the Teamsters expect to address employee concerns and have these smaller bargaining units reconsider the modifications in the near future. If these units do not approve the modification, they will continue under their current collective bargaining agreements without additional modification. Absent ratification, among other obligations, the Company would remain obligated to make contributions for these employees to the applicable Pension Funds. For the three months ended June 30, 2009, the Company was obligated to make approximately $2.1 million in average monthly contributions to the Pension Funds for these non-ratifying units. Certain of the smaller Pension Funds (primarily in the Northeast) to which the Company contributes terminated the Company’s participation in these Pension Funds in advance of the ratification of the labor agreement modifications. With respect to the non-ratifying bargaining units, if these units do not subsequently ratify the modifications, the Company and these Pension Funds will need to agree to amend the termination notices to allow these units to continue to participate in the Pension Funds to avoid withdrawal liability.

Credit Agreement Amendment

On July 30, 2009, the Company and certain of its subsidiaries entered into Amendment No. 9 to the Credit Agreement (the “Credit Agreement Amendment”), which amends certain of the provisions of the Credit Agreement. The Credit Agreement continues to provide us with a $950 million senior revolving credit facility, including sublimits available for borrowings under certain foreign currencies and for letters of credit, and a senior term loan in an aggregate outstanding principal amount of approximately $111.5 million. Unless otherwise noted, all references to the Credit Agreement give effect to the Credit Agreement Amendment. Set forth below is a summary of the principal terms of the Credit Agreement Amendment.

Financial Covenants

The Credit Agreement Amendment suspends the requirement that the Company maintains liquidity equal to or greater than $100 million at all times until September 1, 2009. In addition, the Credit Agreement Amendment amends the minimum consolidated EBITDA negative covenant:

(a)	by including an add back to consolidated EBITDA of the Company and its subsidiaries of up to $14 million for certain restructuring charges for the fiscal quarter ending December 31, 2009, of up to $8 million for certain restructuring charges for the fiscal quarter ending March 31, 2010 and of up to $5 million for certain restructuring charges for the fiscal quarter ending June 30, 2010; and

(b)	by resetting minimum Consolidated EBITDA amounts and test dates as follows:

Period	Minimum Consolidated EBITDA
For the fiscal quarter ending on December 31, 2009	$15,000,000
For the fiscal quarter ending on March 31, 2010	$20,000,000
For the two consecutive fiscal quarters ending on June 30, 2010	$80,000,000
For the three consecutive fiscal quarters ending September 30, 2010	$145,000,000
For the four consecutive fiscal quarters ending December 31, 2010	$210,000,000

Revolver Reserve Amount

The Credit Agreement Amendment extends the date upon which the revolving commitments would be permanently reduced by an amount equal to the then current Revolver Reserve Amount (as defined below) to September 1, 2009.

Asset Sale Mandatory Prepayment

Pursuant to the Credit Agreement Amendment, the asset sale mandatory prepayment provision was amended to no longer require the Company to include any of the first $50 million of net cash proceeds received from real estate asset sales after the Credit Agreement Amendment effective date until September 1, 2009 in the Revolver Reserve Amount, subject to:

(a)	in the case of the first $20 million of net cash proceeds received, no restrictions;

(b)	(following receipt of the initial $20 million) in the case of the $15 million of net cash proceeds received, ratification of the modifications to the collective bargaining agreement by employees represented by the Teamsters; and

(c)	(following receipt of the initial $20 million) in the case of the final $15 million of net cash proceeds received, engaging a designated officer in accordance with the terms of the Credit Agreement Amendment (as further described below).

If the conditions in paragraphs (b) and (c) are not satisfied prior to the Company’s receipt of the respective net cash proceeds, then 50% of such proceeds will be placed in an escrow account until that condition is satisfied, at which time the escrow account will be released. If the conditions are not satisfied before August 30, 2009, then any amount retained in the escrow account on such date shall be applied as a prepayment to revolving loans under the Credit Agreement and the Revolver Reserve Amount will increase by a corresponding amount.

Additional Reporting Obligations

Pursuant to the Credit Agreement Amendment, the Company is required to deliver to the administrative agent and the lenders, prior to certain specified dates, a comprehensive strategic plan reasonably acceptable to the lenders, along with related financial projections, models and analysis and the written terms and conditions setting forth all of the necessary actions requested by the Company to be taken to achieve the comprehensive strategic plan.

Designated Officer

Pursuant to the Credit Agreement Amendment, the Company is required to appoint and continue to engage a designated officer to, among other things, coordinate and oversee the Company’s continued recovery efforts.

ABS Facility Amendment

On July 30, 2009, the Company and the other parties thereto entered into Amendment No. 7 to the ABS Facility (the “ABS Amendment”). The ABS Amendment amends certain Trigger Events (as defined in the ABS Facility) to make the Minimum Consolidated EBITDA (as defined in the ABS Facility) requirements consistent with the Credit Agreement. The ABS Amendment also amends specified provisions with respect to the Liquidity Notification Date (as defined in the ABS Facility) consistent with the Credit Agreement. In connection with the ABS Facility Amendment, the Company paid fees to each participating co-agent under the ABS Facility in an amount equal to 0.50% of the Group Limit (as defined in the ABS Facility) applicable to that co-agent.

Lease Financing Transactions

We have entered into several lease financing transactions with various parties, including NATMI Truck Terminals, LLC and its affiliates (“NATMI”) and Estes Express Lines (“Estes”). The underlying transactions included providing title of certain real estate assets to the issuer in exchange for agreed upon proceeds; however, the transactions did not meet the accounting definition of a “sale leaseback” and as such, the assets remain on our balance sheet and long-term debt (titled Lease Financing Obligations) is reflected on our balance sheet in the amount of the proceeds. We are required to make annual lease payments, which are recorded as principal and interest payments under these arrangements, generally over a term of ten years.

The table below summarizes our lease financing transactions through June 30, 2009:

Issuer	Original Contract Amount	Contracts completed in second quarter 2009	Contracts completed in first half of 2009	Contracts completed subsequent to June 30, 2009	Contract modifications	Remaining contracted amount to close	Effective interest rates
NATMI	$150.4	$16.1	$127.4	$—	$(23.0)	$—	10.3%-18.4%
Estes	122.0	72.5	96.3	0.4	8.6	33.9	10.0%
Other	93.1	37.9	60.5	1.5	(31.1)	—	10.0%-14.1%

Total	$365.5	$126.5	$284.2	$1.9	$(45.5)	$33.9

On August 7, 2009, we executed a contract with NATMI for additional lease financing transactions having a value of approximately $81.4 million.

We have used the proceeds received from the above transactions, as follows:

(in millions)	Six months ended June 30, 2009
Proceeds received	$284.2
Amounts required to be escrowed with issuer	(8.1)
Transaction costs	(4.0)

Net proceeds received	272.1
Amounts required to be remitted to the Revolver Reserve	(79.3)

Amounts available for working capital purposes	$192.8

In addition to the $79.3 million referenced in the table above, we were required to repay borrowings under the revolving loan by an additional $15.4 million as a result of additional asset sales thereby making the Revolver Reserve Amount equal to $94.7 million at June 30, 2009.

As previously discussed, the Credit Agreement Amendment amended, among other things, the terms of the asset sale mandatory prepayment provision through August 31, 2009. Thereafter, unless otherwise amended, our Credit Agreement will require the net proceeds from certain real estate asset sales to be applied as follows:

•

for any real estate asset sale (other than the first $150 million in net cash proceeds received under certain transactions with NATMI subject to any reductions associated with possible pension contribution deferrals discussed below) the net cash proceeds of which, together with the aggregate amount of net cash proceeds from all such real estate asset sales occurring on or after January 1, 2009,

•

is less than or equal to $300 million and occurs after August 31, 2009, 50% of such proceeds shall be used to prepay amounts outstanding under the Credit Agreement and the remaining 50% shall be retained by the Company;

•

is greater than $300 million and less than or equal to $500 million, 75% of such proceeds shall be used to prepay amounts outstanding under the Credit Agreement and the remaining 25% shall be retained by the Company; and

•	is greater than $500 million, all of such proceeds shall be used to prepay amounts outstanding under the Credit Agreement.

Pension Contribution Deferral Obligations

On June 17, 2009, we entered into a Contribution Deferral Agreement with the Central States, Southeast, Southwest Areas Pension Fund (the “Central States Pension Fund”) whereby approximately $84.0 million of pension contributions originally due to the Central States Pension Fund on or before June 15, 2009 were converted to debt. All other Pension Funds to which we such owed pension contributions of $49.2 million have also executed joinder agreements and are parties to the Contribution Deferral Agreement. In addition, we have deferred our July pension contributions of $30.1 million, which relate to June hours, and are working with each Pension Fund to execute additional joinder agreements to add these amounts to the Contribution Deferral Agreement. At June 30, 2009, these amounts related to June hours are classified as “Wages, vacations and employees’ benefits” in our consolidated balance sheet.

These amounts bear interest at the applicable interest rate set forth in the trust documentation that governs the Pension Fund and range from 4% to 18% as of June 30, 2009. The interest rate for the Central States Pension Fund representing the largest deferred amount is equal to prime plus two percent. We remit interest payments monthly.

In exchange for the deferral of the obligations, we pledged identified real property to the Pension Funds so that the Pension Funds have a first priority security interest in certain of the identified real property and a second priority security interest in other identified real property located throughout the U.S. and Mexico.

We must prepay the obligations on a ratable basis to the Pension Funds (i) with the net cash proceeds from the sale of first priority collateral or (ii) to the extent that Liquidity (as defined in the Credit Agreement) of the Company is greater than $250 million, an amount equal to such excess (the “Excess Amount”); provided that Liquidity must be equal to $250 million after giving effect to such payment and no payment shall be required until the Excess Amount is equal to or great than $1 million at any time.

We made a payment of $4.7 million to reduce these obligations in June 2009 leaving a balance of $128.5 million as of June 30, 2009. Additional repayment amounts are required in thirty-six equal monthly installments commencing on January 15, 2010.

Existing Liquidity Position

The following table provides details of the outstanding components and available unused capacity under the Credit Agreement and ABS Facility at each period end:

(in millions)	June 30, 2009	December 31, 2008
Capacity:
Revolving loan	$950.0	$950.0
ABS Facility	500.0	500.0

Total maximum capacity	1,450.0	1,450.0

Amounts outstanding:
Revolving loan	(339.1)	(515.0)
Letters of credit (6/30/09: $ 482.1 revolver; $77.2 ABS Facility)	(559.3)	(460.5)
ABS Facility borrowings	(205.0)	(147.0)
ABS usage for captive insurance company (see below)	—	(221.0)

Total outstanding	(1,103.4)	(1,343.5)

Unused capacity	$346.6	$106.5

Available unused capacity (6/30/09: $34.0 revolver; $19.1 ABS Facility)	$53.1	$41.9

As we sold certain assets, we used the proceeds to reduce the outstanding revolving loan balance. The Credit Agreement provides that we reserve an accumulated portion of the net cash proceeds from certain asset sales (the “Revolver Reserve Amount”), which amount reduces our revolving credit capacity on a dollar-for-dollar basis unless certain conditions are satisfied. As a result of this provision, our overall availability was reduced by $94.7 million at June 30, 2009. There was no similar amount at December 31, 2008. After considering the Revolver Reserve Amount of $94.7 million, available capacity under the revolving loan was $34.0 million at June 30, 2009. Our Credit Agreement requires that the revolving loan borrowing capacity will be permanently reduced by the Revolver Reserve Amount on September 1, 2009.

The ABS Facility permits borrowings of up to $500 million based on qualifying accounts receivable of the Company. However, at June 30, 2009 and December 31, 2008, our underlying accounts receivable supported total capacity under the ABS Facility of $301.3  million and $435.4 million, respectively. Considering this limitation, available unused capacity under the Credit Agreement and the ABS Facility at June 30, 2009 and December 31, 2008, was $53.1 million and $41.9 million, respectively.

YRC Assurance Co. Ltd. (“YRC Assurance”) was the Company’s captive insurance company domiciled in Bermuda and a wholly owned and consolidated subsidiary of YRC Worldwide. YRC Assurance insured certain of our subsidiaries for certain of their respective self-insured obligations for workers’ compensation liabilities. Certain qualifying investments were made by YRC Assurance as required by Bermuda regulations. These investments included purchasing a position in the underlying receivables supporting our ABS Facility. As a result, as shown in the table above, our capacity under the ABS Facility was reduced by YRC Assurance’s investment in receivables of $221.0 million at December 31, 2008. Our Credit Agreement required us to cease the participation of YRC Assurance in the ABS Facility. We have complied with this requirement, and YRC Assurance is in the process of being dissolved. As a result of these transactions, the operating companies who received insurance from YRC Assurance are now self-insured for their workers’ compensation liabilities.

Future Liquidity

In light of our recent operating results, we have satisfied our short term liquidity needs through a combination of borrowings under our Credit Agreement and ABS Facility and, to a more significant degree, retained proceeds from asset sales and sale/leaseback financing transactions and deferrals of pension plan payments. As our operating results improve, we expect that cash generated from operations will reduce our need to continue to rely upon these sources of liquidity to meet our short term funding requirements. Although we expect the wage reduction and temporary pension contribution cessation will improve our liquidity position, these and other cost savings measures noted above will be realized over time as they are implemented over the next several months. In order to continue to have sufficient liquidity to meet our operating requirements throughout the remainder of 2009:

•	our operating results must continue to improve quarter-over-quarter and shipping volumes must continue to stabilize or recover quarter-over-quarter,

•	we must continue to have access to our Credit Agreement and ABS Facility,

•	we need to complete the sale/leaseback and real estate sale transactions currently under contract as anticipated,

•	our wage reductions and temporary cessation of pension contributions must continue and

•	we must realize the cost savings we expect from these and other actions we have taken to date in the anticipated time periods.

Over the longer term, we have an aggregate of approximately $386.8 million of indebtedness that matures or that we are otherwise required to repurchase at the option of the holder within the next twelve months. Specifically, $150 million in aggregate principal amount of USF’s 8 1/2% Guaranteed Notes (the “USF Notes”) mature on April 15, 2010 and $236.8 million in aggregate principal amount of the 5.0% contingent convertible senior notes due 2023 (the “5.0% Notes”) may be put to us by the holders of the 5.0% Notes on August 8, 2010. In addition, our Credit Agreement permits the lenders to accelerate the maturity date of our obligations under the Credit Agreement if the remaining obligations under the USF Notes is equal to or greater than $50 million on or after March 1, 2010 or if the remaining obligations under the 5.0% Notes is equal to or greater than $50 million on or after June 25, 2010. Finally, the modification to our collective bargaining agreement with the Teamster’s provides that the Teamsters may terminate the wage and benefit reductions in the modification if the USF Notes are not refinanced, repurchased or extinguished before March 1, 2010 or the 5.0% Notes are not refinanced, repurchased or extinguished before July 1, 2010 (or, in each case, such later date as the Teamsters may determine). If we do not have sufficient free cash flow to satisfy these obligations and the capital markets are not available to refinance the obligations, we would not be able to refinance these existing notes. Accordingly, we have retained financial and legal advisors and have commenced discussions with certain holders of these and other outstanding debt securities in an effort to address these upcoming maturities.

Risks and Uncertainties Relating to Liquidity

Our ability to satisfy our future liquidity requirements is subject to a number of risks and uncertainties as outlined below.

The Credit Agreement and the ABS Facility each requires us to comply with a number of covenants. Any failure to comply with these covenants would impact our ability to access borrowings under these facilities. As previously discussed, the Credit Agreement Amendment and the ABS Amendment eliminated any minimum EBITDA requirements through September 30, 2009 and reset the minimum EBITDA requirement for the fourth quarter of 2009 and each quarter during 2010. Additionally, these amendments eliminated the minimum liquidity requirement for August 2009. This minimum liquidity requirement will resume at the $100 million level in September 2009. If we fail to meet our minimum liquidity requirement or our required EBITDA levels under our Credit Agreement and ABS Facility after these dates, we would need to seek a waiver or forbearance from our lenders and lessors under our Credit Agreement, our ABS Facility and certain of our leases; otherwise our lenders and lessors could declare an event of default and accelerate our obligations thereunder. Our financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result from these and other significant uncertainties surrounding the Company’s ability to continue to meet it’s obligations as they become due in the ordinary course of business.

As of June 30, 2009, we had approximately $35.8 million of sale/leaseback transactions under contract that we expect to complete during the third quarter of 2009. In addition, we signed a contract with NATMI on August 7, 2009 for $81.4 million related to additional properties. The amount of actual dispositions and sale and financing leasebacks that we complete will be determined by the availability of capital and willing buyers and counterparties in the market and the outcome of discussions to enter into and close any such transactions on negotiated terms and conditions, including (without limitation) usual and ordinary closing conditions such as favorable title reports or opinions and favorable environmental assessments of specific properties.

The modification to our collective bargaining agreement with the Teamsters requires, among other things, that we enter into a bank amendment that is acceptable to the Teamsters. We are involved in ongoing discussions with our lenders regarding this amendment. If we fail to enter into such a bank amendment, the Teamsters may nullify the benefits of our recent modification to the collective bargaining agreement (including the wage reduction, temporary pension contribution cessation and related cost benefits).

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

4.	Intangibles

We have the following amortizable intangible assets:

	Weighted Average Life (years)	June 30, 2009		December 31, 2008
(in millions)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	11.9	$214.7	$75.1	$214.2	$65.4
Marketing related	5.6	3.6	2.9	3.5	2.6
Technology based	5.0	25.6	24.2	25.6	23.3

Intangible assets		$243.9	$102.2	$243.3	$91.3

Total marketing related intangible assets with indefinite lives, primarily tradenames, were $33.5 million and $32.8 million as of June 30, 2009 and December 31, 2008, respectively.

During the three months ended June 30, 2009, we determined indicators of impairment, primarily volume reductions in all of our reporting segments, were present. We performed certain tests consisting of discounted cash flow models and determined that the lives assigned to certain customer relationships should be reduced to better align with actual attrition rates. This resulted in additional amortization expense of $1.4 million during the three months ended June 30, 2009. Estimated amortization expense related to intangible assets for 2009 and each of the next five years is as follows:

(in millions)	2009	2010	2011	2012	2013	2014
Estimated amortization expense	$21.5	$20.4	$19.4	$19.4	$19.4	$19.4

No other impairment amounts were required as of June 30, 2009.

5.	Other Assets

The primary components of other assets are as follows:

(in millions)	June 30, 2009	December 31, 2008
Equity method investments:
JHJ International Transportation Co., Ltd.	$47.8	$47.7
Shanghai Jiayu Logistics Co., Ltd.	21.8	44.6
Other	78.7	27.6

Total	$148.3	$119.9

During the three months ended June 30, 2009, we determined our investment with respect to Shanghai Jiayu Logistics Co., Ltd. incurred an other than temporary impairment. This is primarily the result of different assumptions with respect to revenue growth rates from the initial valuation to those assumed in the current economic environment. As a result, we recognized an impairment charge for this equity method investment of $30.4 million during the three months ended June 30, 2009. This amount is classified as a non-operating expense in the accompanying statements of operations. No such amount was recorded during the three or six months ended June 30, 2008.

6.	Debt and Financing

Total debt consisted of the following:

(in millions)	June 30, 2009	December 31, 2008
Asset backed securitization borrowings, secured by accounts receivable	$205.0	$147.0
USF senior notes	153.0	154.9
Contingent convertible senior notes	377.4	375.8
Term loan	112.8	150.0
Revolving credit facility	339.1	515.0
Lease financing obligations	280.9	—
Pension contribution deferral obligations	128.5	—
Industrial development bonds	6.0	7.0

Total debt	$1,602.7	$1,349.7
Current maturities of long-term debt	(536.4)	(415.3)
Current maturities of lease financing obligations	(1.3)	—
Current maturities of pension contribution deferral obligations	(27.0)	—
ABS borrowings	(205.0)	(147.0)

Long-term debt	$833.0	$787.4

As of June 30, 2009, we were in compliance with the various debt covenants, as amended in May 2009, under our lending agreements.

Asset-Backed Securitization Facility

At June 30, 2009, our underlying accounts receivable supported total capacity under our ABS Facility of $301.3 million. In addition to the $205.0 million outstanding, the ABS facility capacity was also reduced by outstanding letters of credit of $77.2 million resulting in unused capacity of $19.1 million at June 30, 2009.

Lease Financing Obligations

The table below summarizes our lease financing transactions through June 30, 2009:

Issuer	Original Contract Amount	Contracts completed in second quarter 2009	Contracts completed in first half of 2009	Contracts completed subsequent to June 30, 2009	Contract modifications	Remaining contracted amount to close	Effective interest rates
NATMI	$150.4	$16.1	$127.4	$—	$(23.0)	$—	10.3%-18.4%
Estes	122.0	72.5	96.3	0.4	8.6	33.9	10.0%
Other	93.1	37.9	60.5	1.5	(31.1)	—	10.0%-14.1%

Total	$365.5	$126.5	$284.2	$1.9	$(45.5)	$33.9

Pension Contribution Deferral Obligations

On June 17, 2009, we entered into a Contribution Deferral Agreement with the Central States, Southeast, Southwest Areas Pension Fund (the “Central States Pension Fund”) whereby approximately $84.0 million of pension contributions originally due to the Central States Pension Fund on or before June 15, 2009 was converted to debt. Other Pension Funds to which we owed pension contributions of $49.2 million have also executed joinder agreements and are parties to the Contribution Deferral Agreement.

These amounts bear interest at the applicable interest rate set forth in the trust documentation that governs the Pension Fund and range from 4% to 18% as of June 30, 2009. The interest rate for the Central States Pension Fund representing the largest deferred amount is equal to prime plus two percent (5.25% at June 30, 2009). We remit interest payments monthly.

In exchange for the deferral of the obligations, we pledged identified real property to the Pension Funds so that the Pension Funds have a first priority security interest in certain of the identified real property and a second priority security interest in other identified real property located throughout the U.S. and Mexico.

We must prepay the obligations on a ratable basis to the Pension Funds (i) with the net cash proceeds from the sale of first priority collateral or (ii) to the extent that Liquidity (as defined in the Credit Agreement as currently in effect) of the Company is greater than $250 million, an amount equal to such excess (the “Excess Amount”); provided, that, Liquidity shall be equal to $250 million after giving effect to such payment and no payment shall be required until the Excess Amount is equal to or great than $1 million at any time.

We made a payment of $4.7 million to reduce these obligations in June 2009 leaving a balance of $128.5 million as of June 30, 2009. Additional repayment amounts are required in thirty-six equal monthly installments commencing on January 15, 2010.

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

The transition provisions require that the FSP be applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on prior periods presented is recognized as of the beginning of the first period presented, with the offsetting adjustment to shareholders’ equity. Accordingly, in the accompanying consolidated balance sheet as of December 31, 2008, we recognized a reduction in long-term debt of $11.0 million, an increase in deferred income taxes, net of $3.9 million, an increase in capital surplus of $15.0 million, and an increase in retained deficit of $7.9 million. Adoption of the FSP also resulted in the recognition of additional interest expense of $0.8 million in the accompanying statements of consolidated operations for each of the three month periods ended June 30, 2009 and 2008 and $1.6 million for each of the six month periods ended June 30, 2009 and 2008.

Fair Value Measurement

Based on the quoted market prices for the USF senior notes due 2010, contingent convertible senior notes and industrial development bonds (level two inputs for fair value measurements as defined in SFAS No. 157, “Fair Value Measurements”), the fair value of fixed-rate debt at June 30, 2009 and December 31, 2008, was approximately $159.1 million and $212.7 million, respectively. The carrying amount of such fixed-rate debt at June 30, 2009 and December 31, 2008, was $536.4 million and $537.7 million, respectively.

7.	Restructuring and Reorganization

During the first half of 2009, we closed 18 service centers that were previously a part of the Regional Transportation networks. As a part of this action, we incurred certain restructuring charges of approximately $7.9 million consisting of employee severance, lease cancellations and other incremental costs. Also during the first half of 2009, we integrated our Yellow Transportation and Roadway networks into a single transportation network branded “YRC”. We incurred additional severance costs of $29.0 million, including $20.5 million in the National Transportation segment as we reduced headcount in response to both the YRC integration and lower volumes. Our National Transportation segment also recorded a $15.4 million charge consisting of contract and lease cancellations related to the YRC integration. Finally, our YRC Logistics segment recorded $5.0 million of severance and lease cancellation costs primarily in response to lower business levels.

We assess the accrual requirements under our restructuring efforts at the end of each reporting period. A rollforward of the restructuring accrual is set forth below:

(in millions)	Employee Separation	Contract Termination and Other Costs	Total
Balance at December 31, 2008	$6.2	$4.6	$10.8
Restructuring charges	35.5	21.8	57.3
Payments	(22.4)	(4.4)	(26.8)

Balance at June 30, 2009	$19.3	$22.0	$41.3

8.	Employee Benefits

Components of Net Periodic Pension and Other Postretirement Cost

The following table sets forth the components of our company-sponsored pension costs for the three and six months ended June 30:

	Three Months		Six Months
(in millions)	2009	2008	2009	2008
Service cost	$0.8	$8.9	$1.6	$17.8
Interest cost	15.2	17.1	30.5	34.2
Expected return on plan assets	(13.1)	(18.4)	(27.1)	(36.8)
Amortization of prior service cost	—	0.3	—	0.6
Amortization of net loss	0.7	0.5	1.6	1.0

Net periodic pension cost	$3.6	$8.4	$6.6	$16.8
Settlement cost	0.8	—	5.8	—

Total periodic pension cost	$4.4	$8.4	$12.4	$16.8

We expect to contribute $2.6 million to our pension plans in 2009.

In June 2008, we amended our postretirement healthcare benefit plan eliminating all cost sharing benefits. The following table sets forth the components of our other postretirement costs for the three and six months ended June 30:

	Three Months		Six Months
(in millions)	2009	2008	2009	2008
Service cost	$—	$0.1	$—	$0.2
Interest cost	—	0.4	—	0.8
Amortization of prior service cost	—	—	—	0.1
Amortization of net (gain)	—	(0.3)	—	(0.6)

Other postretirement cost	$—	$0.2	$—	$0.5
Curtailment gain	—	(34.5)	—	(34.5)

Total other postretirement cost	$—	$(34.3)	$—	$(34.0)

Curtailment and Settlement Events

In 2008, we curtailed our defined benefit plans that cover approximately 14,000 employees not covered by collective bargaining agreements. As a result of this action, the service cost for the pension plans was reduced in 2009 as compared to 2008. During the first half of 2009, lump sum benefit payments increased over the prior period and coupled with the reduced service cost resulted in settlement charges of $0.8 million and $5.8 million during the three and six months ended June 30, 2009, respectively. These amounts are included in “Salaries, wages and employees’ benefits” in the accompanying statements of operations.

9.	Stock-Based Compensation

On January 2, 2009, we awarded our non-union employees options to purchase up to an aggregate of 5.3 million shares of our common stock at an exercise price equal to $3.34 per share. The options will vest at the rate of 25% per year and will expire in 10 years. The options were granted subject to shareholder approval, which was received on May 14, 2009 at our annual shareholder meeting.

On January 2, 2009, we also adopted a Non-Union Employee Stock Appreciation Right (“SAR”) Plan that awarded up to 5.3 million cash settled SARs. These SARs terminated on May 14, 2009, upon the shareholder approval of the Non-Union Employee Option Plan discussed above.

The fair value of each option award was estimated on the date the grant was approved by shareholders using the Black-Scholes-Merton pricing model. Expected volatilities were estimated using historical volatility of our common stock. We used historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior were considered separately for valuation purposes. The expected term of options granted was derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

We valued the award granted under the Non-Union Employee Option Plan in 2009 using the above described model with the following weighted average assumptions:

2009
Dividend yield	—%
Expected volatility	88.3%
Risk-free interest rate	1.6%
Expected life (years)	4
Fair value per option	$2.06

Based on the above fair value calculation, we recognized compensation expense of $1.0 million related to these outstanding stock option awards for the six months ended June 30, 2009 which is included in “Salaries, wages and employees’ benefits” in our accompanying statement of consolidated operations. Compensation expense will continue to be recognized ratably over the vesting period.

On February 12, 2009, we formalized a Union Employee Option Plan that provides for a grant of up to 11.4 million options to purchase our common stock at an exercise price equal to $3.74 per share. As a part of the union wage reduction, we agreed to award a certain equity interest to all effected union employees. These options vested immediately and are exercisable after a twelve month period beginning for a substantial majority of options in February 2009. These options were granted subject to shareholder approval, which was received on May 14, 2009 at our annual shareholder meeting.

On February 12, 2009, we also formalized the Union Employee Stock Appreciation Right Plan that provided for a grant of up to 11.4 million cash settled SARs. These SARs terminated on May 14, 2009, upon the shareholder approval of the Union Employee Option Plan discussed above.

We valued the award granted under the Union Employee Option Plan in 2009 using the above described model with the following weighted average assumptions:

2009
Dividend yield	—%
Expected volatility	120.6%
Risk-free interest rate	0.9%
Expected life (years)	2
Fair value per option	$1.91

As of June 30, 2009, only 10.8 million stock options of the 11.4 million available had been distributed; accordingly, we recognized expense only on the outstanding stock options. This expense was recognized on the grant date as the options vested immediately versus over a period of time. Based on the fair value calculation above, we recognized compensation expense of $20.6 million related to these outstanding stock option awards for the six months ended June 30, 2009, which is included in “Salaries, wages and employees’ benefits” in our accompanying statement of consolidated operations.

In August 2009, we agreed to establish an additional stock option plan (the “New Stock Option Plan”) for our union employees that provides for a grant of 20% of our outstanding shares on a fully diluted basis. These options will have similar terms to those awarded under the Union Employee Option Plan formalized in February 2009, including immediate vesting and exercisable after a twelve month period beginning generally in August 2009. These options are subject to certain conditions of acceptance between the Company and the union and, subject to shareholder approval as a part of our annual shareholder meeting that traditionally occurs in May. If such acceptance and approval is not obtained, the options automatically terminate and an equal number of stock appreciate rights will be issued.

10.	Income Taxes

Effective Tax Rate

Our effective tax rate for the three and six months ended June 30, 2009 was 16.2% and 25.6%, respectively, compared to 34.0% and 36.1% for the three and six months ended June 30, 2008, respectively. Significant items impacting the 2009 rate include a state tax benefit, certain permanent items and a valuation allowance established for the net deferred tax asset balance projected for December 31, 2009. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset.

Uncertain Tax Positions

In 2008, the Company established for 2008 a reserve of approximately $115.5 million relative to YRC Assurance Company, Ltd. (the Captive). In 2009, the ongoing dissolution of the Captive has caused the uncertain tax position for 2008 to be reversed, thereby offsetting the reserve established for 2008. Total liabilities for unrecognized tax benefits were $83.9 million and $199.8 million at June 30, 2009 and December 31, 2008, respectively. Amounts recorded for unrecognized tax benefits are included in “Other current and accrued liabilities” in the accompanying balance sheets.

11.	Earnings (Loss) Per Share

Dilutive securities, consisting of options to purchase our common stock or rights to receive common stock in the future, are included in our calculation of diluted weighted average common shares and dilutive securities related to our net share settle contingent convertible notes are also included in our calculation of diluted weighted average common shares; however, due to our net loss position for the three and six months ended June 30, 2009 and for the six months ended June 30, 2008 there are no dilutive securities for these periods. For the three months ended June 30, 2008, there were 894,000 dilutive securities consisting of options to purchase our common stock or rights to receive common stock in the future and 177,000 dilutive securities related to our net share settle contingent convertible notes.

Antidilutive options and share units were 17,510,000 for the three and six months ended June 30, 2009, and 1,293,000 and 2,418,000 for the three and six months ended June 30, 2008, respectively. Antidilutive convertible senior note conversion shares were 177,000 for the three and six months ended June 30, 2009 and for the six months ended June 30, 2008.

12.	Business Segments

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

The following table summarizes our operations by business segment:

(in millions)	National Transportation	Regional Transportation	YRC Logistics	Truckload	Corporate/ Eliminations	Consolidated
As of June 30, 2009
Identifiable assets	$2,047.2	$1,148.8	$172.0	$68.3	$(18.0)	$3,418.3

As of December 31, 2008
Identifiable assets	2,362.6	1,207.8	229.3	71.4	95.0	3,966.1

Three months ended June 30, 2009
External revenue	873.7	337.9	99.0	17.5	—	1,328.1
Intersegment revenue	—	—	2.8	10.0	(12.8)	—
Operating income (loss)	(239.5)	(48.3)	(8.0)	(2.4)	(1.5)	(299.7)
Equity investment impairment	—	—	30.4	—	—	30.4

Three months ended June 30, 2008
External revenue	1,692.2	533.4	150.4	22.7	—	2,398.7
Intersegment revenue	0.6	0.2	9.4	8.8	(19.0)	—
Operating income (loss)	74.6	2.1	1.9	(3.9)	(3.4)	71.3

Six months ended June 30, 2009
External revenue	1,896.3	692.8	207.9	33.9	—	2,830.9
Intersegment revenue	—	0.2	6.0	19.6	(25.8)	—
Operating income (loss)	(539.2)	(122.5)	(11.4)	(4.6)	(1.3)	(679.0)
Equity investment impairment	—	—	30.4	—	—	30.4

Six months ended June 30, 2008
External revenue	3,251.4	1,045.8	291.0	43.1	—	4,631.3
Intersegment revenue	1.3	0.2	18.6	14.0	(34.1)	—
Operating income (loss)	67.3	(35.5)	0.8	(9.0)	(5.8)	17.8

13.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended June 30 follows:

	Three Months		Six Months
(in millions)	2009	2008	2009	2008
Net income (loss)	$(309.0)	$35.8	$(582.8)	$(10.6)
Other comprehensive income, net of tax:
Pension:
Net prior service cost	—	0.2	—	0.4
Net actuarial gains	0.4	0.2	1.0	0.4
Curtailment adjustment	—	(3.2)	—	(3.2)
Changes in foreign currency translation adjustments	3.8	0.9	3.5	(0.3)

Other comprehensive income (loss)	4.2	(1.9)	4.5	(2.7)

Comprehensive income (loss)	$(304.8)	$33.9	$(578.3)	$(13.3)

14.	Commitments and Contingencies

Asset Backed Securitization Facility

In February 2009, we renewed and amended our ABS Facility. In connection with the renewal, the Company paid fees to the consenting bank parties of $3.8 million. An additional fee of approximately $10.0 million will become due September 30, 2009, if the ABS Facility has not been terminated by such date or the Company does not have a corporate credit rating of B/B2 or better from Standard & Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), respectively, by such date. The Company’s corporate credit ratings from S&P and Moody’s are currently CCC/Caa3, respectively.

Shanghai Jiayu Logistics Co., Ltd.

On August 19, 2008, we completed the purchase of a 65% equity interest in Shanghai Jiayu Logistics Co., Ltd. (“Jiayu”), a Shanghai, China ground transportation company with a purchase price of $53.6 million including transaction costs and final working capital settlement amounts of $5.8 million. Based on the 2008 results of Jiayu, we have the option to purchase the remaining 35% of the shares of Jiayu for approximately $14 million. Any additional payment will be made in Chinese Yuan, and their estimated U.S. dollar equivalents are provided herein.

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

15.	Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets , effective for fiscal years ending after December 15, 2009. This FASB Staff Position (FSP) amends FASB Statement No. 132 (revised 2003); Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. We will adopt this FSP and include the required disclosures beginning with our December 31, 2009 Form 10-K.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, effective for interim reporting periods ending after June 15, 2009. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. We adopted this FSP and included the required disclosures beginning with this June 30, 2009 Form 10-Q.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (SFAS 165), Subsequent Events, effective for interim and annual financial reporting periods ending after June 15, 2009. SFAS 165 establishes accounting and disclosure requirements related to subsequent events and requires companies to disclose the date through which subsequent events have been evaluated. We adopted SFAS 165 beginning with this June 30, 2009 Form 10-Q and included all necessary disclosures herein. Subsequent events have been evaluated up to the filing of this Form 10-Q, the date financial statements were issued.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (SFAS 168), The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, effective for interim and annual reporting periods ending after September 15, 2009. SFAS 168 replaces SFAS 162 and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. The Codification identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws remain sources of authoritative GAAP for SEC registrants. We will adopt SFAS 168 and reference authoritative accounting principles using the Codification beginning with our September 30, 2009 Form 10-Q. The adoption of this standard will not change existing GAAP that is applicable to the Company.

16.	Guarantees of the Contingent Convertible Senior Notes

In August 2003, YRC Worldwide issued 5.0% contingent convertible senior notes due 2023. In November 2003, we issued 3.375% contingent convertible senior notes due 2023. In December 2004, we completed exchange offers pursuant to which holders of the contingent convertible senior notes could exchange their notes for an equal amount of net share settled contingent convertible senior notes. Substantially all notes were exchanged as part of the exchange offers. In connection with the net share settled contingent convertible senior notes, the following 100% owned subsidiaries of YRC Worldwide have issued guarantees in favor of the holders of the net share settled contingent convertible senior notes: YRC Inc., YRC Worldwide Technologies, Inc., YRC Logistics, Inc., YRC Logistics Global, LLC, Globe.com Lines, Inc., Roadway LLC and Roadway Next Day Corporation. Each of the guarantees is full and unconditional and joint and several.

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

The following represents condensed consolidating financial information as of June 30, 2009 and December 31, 2008 with respect to the financial position and for the three and six months ended June 30, 2009 and 2008 for results of operations and for the six months ended June 30, 2009 and 2008 for the statements of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the contingent convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

June 30, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$121	$11	$33	$—	$165
Intercompany advances receivable	—	(68)	68	—	—
Accounts receivable, net	8	2	665	(5)	670
Prepaid expenses and other	24	101	72	—	197

Total current assets	153	46	838	(5)	1,032
Property and equipment	—	2,821	1,058	—	3,879
Less – accumulated depreciation	—	(1,494)	(322)	—	(1,816)

Net property and equipment	—	1,327	736	—	2,063
Investment in subsidiaries	2,959	(560)	203	(2,602)	—
Receivable from affiliate	(145)	35	110	—	—
Intangibles and other assets	313	194	166	(350)	323

Total assets	$3,280	$1,042	$2,053	$(2,957)	$3,418

Intercompany advances payable	$570	$(206)	$(161)	$(203)	$—
Accounts payable	36	136	81	(2)	251
Wages, vacations and employees’ benefits	24	210	81	—	315
Other current and accrued liabilities	173	156	63	—	392
Current maturities of long-term debt	406	6	358	—	770

Total current liabilities	1,209	302	422	(205)	1,728
Payable to affiliate	(41)	(34)	225	(150)	—
Long-term debt, less current portion	833	—	—	—	833
Deferred income taxes, net	(142)	144	125	—	127
Pension and postretirement	381	—	—	—	381
Claims and other liabilities	404	8	11	—	423
Commitments and contingencies
Shareholders’ equity (deficit)	636	622	1,270	(2,602)	(74)

Total liabilities and shareholders’ equity (deficit)	$3,280	$1,042	$2,053	$(2,957)	$3,418

December 31, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$295	$9	$21	$—	$325
Intercompany advances receivable	—	(71)	71	—	—
Accounts receivable, net	2	(16)	858	(7)	837
Prepaid expenses and other	25	203	70	—	298

Total current assets	322	125	1,020	(7)	1,460
Property and equipment	—	2,914	1,064	—	3,978
Less – accumulated depreciation	—	(1,492)	(285)	—	(1,777)

Net property and equipment	—	1,422	779	—	2,201
Investment in subsidiaries	3,377	93	203	(3,673)	—
Receivable from affiliate	(712)	321	391	—	—
Intangibles and other assets	268	200	188	(351)	305

Total assets	$3,255	$2,161	$2,581	$(4,031)	$3,966

Intercompany advances payable	$283	$(105)	$25	$(203)	$—
Accounts payable	11	244	80	(1)	334
Wages, vacations and employees’ benefits	20	242	95	—	357
Other current and accrued liabilities	56	157	279	(2)	490
Current maturities of long-term debt	414	1	147	—	562

Total current liabilities	784	539	626	(206)	1,743
Payable to affiliate	(47)	(23)	221	(151)	—
Long-term debt, less current portion	626	6	155	—	787
Deferred income taxes, net	20	199	24	—	243
Pension and postretirement	370	—	—	—	370
Claims and other liabilities	94	2	246	—	342
Commitments and contingencies
Shareholders’ equity	1,408	1,438	1,309	(3,674)	481

Total liabilities and shareholders’ equity	$3,255	$2,161	$2,581	$(4,031)	$3,966

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$855	$486	$(13)	$1,328

Operating expenses:
Salaries, wages and employees’ benefits	8	662	342	—	1,012
Operating expenses and supplies	(8)	216	103	(1)	310
Purchased transportation	—	123	54	(13)	164
Depreciation and amortization	—	41	24	—	65
Other operating expenses	—	52	26	—	78
(Gains) losses on property disposals, net	—	(2)	1	—	(1)
Reorganization and settlements	—	—	—	—	—

Total operating expenses	—	1,092	550	(14)	1,628

Operating income (loss)	—	(237)	(64)	1	(300)

Nonoperating (income) expenses:
Interest expense	26	2	11	—	39
Equity investment impairment	—	—	30	—	30
Other, net	15	8	(24)	1	—

Nonoperating (income) expenses, net	41	10	17	1	69

Income (loss) before income taxes	(41)	(247)	(81)	—	(369)
Income tax provision (benefit)	(61)	(2)	3	—	(60)

Net income (loss)	$20	$(245)	$(84)	$—	$(309)

For the three months ended June 30, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,670	$739	$(10)	$2,399

Operating expenses:
Salaries, wages and employees’ benefits	8	880	444	—	1,332
Operating expenses and supplies	(5)	367	177	—	539
Purchased transportation	—	204	88	(10)	282
Depreciation and amortization	—	40	24	—	64
Other operating expenses	—	77	29	—	106
Losses on property disposals, net	—	3	—	—	3
Reorganization and settlements	—	—	2	—	2

Total operating expenses	3	1,571	764	(10)	2,328

Operating income (loss)	(3)	99	(25)	—	71

Nonoperating (income) expenses:
Interest expense	9	4	6	—	19
Other, net	3	80	(85)	—	(2)

Nonoperating (income) expenses, net	12	84	(79)	—	17

Income (loss) before income taxes	(15)	15	54	—	54
Income tax provision (benefit)	19	(1)	1	—	19

Net income (loss)	$(34)	$16	$53	$—	$35

For the six months ended June 30, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,866	$991	$(26)	$2,831

Operating expenses:
Salaries, wages and employees’ benefits	19	1,448	712	—	2,179
Operating expenses and supplies	(19)	486	211	(1)	677
Purchased transportation	—	253	112	(26)	339
Depreciation and amortization	—	84	47	—	131
Other operating expenses	1	119	63	—	183
Losses on property disposals, net	—	—	1	—	1
Reorganization and settlements	—	—	—	—	—

Total operating expenses	1	2,390	1,146	(27)	3,510

Operating income (loss)	(1)	(524)	(155)	1	(679)

Nonoperating (income) expenses:
Interest expense	48	3	20	—	71
Equity investment impairment	—	—	30	—	30
Other, net	17	(9)	(5)	1	4

Nonoperating (income) expenses, net	65	(6)	45	1	105

Income (loss) before income taxes	(66)	(518)	(200)	—	(784)
Income tax provision (benefit)	(202)	(2)	3	—	(201)

Net income (loss)	$136	$(516)	$(203)	$—	$(583)

For the six months ended June 30, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$3,210	$1,442	$(20)	$4,632

Operating expenses:
Salaries, wages and employees’ benefits	17	1,775	893	—	2,685
Operating expenses and supplies	(10)	695	340	—	1,025
Purchased transportation	—	385	171	(20)	536
Depreciation and amortization	—	78	49	—	127
Other operating expenses	—	150	69	—	219
Losses on property disposals, net	—	4	3	—	7
Reorganization and settlements	—	2	13	—	15

Total operating expenses	7	3,089	1,538	(20)	4,614

Operating income (loss)	(7)	121	(96)	—	18

Nonoperating (income) expenses:
Interest expense	17	9	13	—	39
Other, net	10	104	(118)	—	(4)

Nonoperating (income) expenses, net	27	113	(105)	—	35

Income (loss) before income taxes	(34)	8	9	—	(17)
Income tax provision (benefit)	(6)	(1)	1	—	(6)

Net income (loss)	$(28)	$9	$8	$—	$(11)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$94	$(139)	$(197)	$—	$(242)

Investing activities:
Acquisition of property and equipment	—	(22)	(4)	—	(26)
Proceeds from disposal of property and equipment	—	36	1	—	37
Other	—	—	—	—	—

Net cash provided by (used in) investing activities	—	14	(3)	—	11

Financing activities:
Asset backed securitization borrowings, net	—	—	58	—	58
Borrowing of long-term debt, net	62	(1)	—	—	61
Debt issuance costs	(37)	—	(11)	—	(48)
Intercompany advances / repayments	(293)	128	165	—	—

Net cash provided by (used in) financing activities	(268)	127	212	—	71

Net increase (decrease) in cash and cash equivalents	(174)	2	12	—	(160)
Cash and cash equivalents, beginning of period	295	9	21	—	325

Cash and cash equivalents, end of period	$121	$11	$33	$—	$165

For the six months ended June 30, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$27	$52	$31	$—	$110

Investing activities:
Acquisition of property and equipment	—	(47)	(30)	—	(77)
Proceeds from disposal of property and equipment	—	—	11	—	11
Other	—	—	(4)	—	(4)

Net cash used in investing activities	—	(47)	(23)	—	(70)

Financing activities:
Asset backed securitization borrowings, net		—	(40)	—	(40)
Borrowing of long-term debt, net	4	—	2	—	6
Debt issuance costs	(3)	—	—	—	(3)
Intercompany advances / repayments	(29)	(5)	34	—	—

Net cash used in financing activities	(28)	(5)	(4)	—	(37)

Net increase (decrease) in cash and cash equivalents	(1)	—	4	—	3
Cash and cash equivalents, beginning of period	26	15	17	—	58

Cash and cash equivalents, end of period	$25	$15	$21	$—	$61

17.	Guarantees of the Senior Notes Due 2010

In connection with the senior notes due 2010 that Regional Transportation assumed by virtue of the Company’s acquisition of USF Corporation, YRC Worldwide and its following 100% owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2010: USF Sales Corporation, USF Holland Inc., USF Reddaway Inc., USF Glen Moore Inc.,YRC Logistics Services, Inc., and IMUA Handling Corporation. Each of the guarantees is full and unconditional and joint and several.

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

The following represents condensed consolidating financial information of YRC Worldwide and its subsidiaries as of June 30, 2009 and December 31, 2008 with respect to the financial position and for the three and six months ended June 30, 2009 and 2008 for results of operations and for the six months ended June 30, 2009 and 2008 for the statement of cash flows. The primary obligor column presents the financial information of Regional Transportation. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2010, including YRC Worldwide. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

June 30, 2009 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$127	$38	$—	$165
Intercompany advances receivable, net	—	(6)	6	—	—
Accounts receivable, net	10	37	639	(16)	670
Prepaid expenses and other	(6)	104	99	—	197

Total current assets	4	262	782	(16)	1,032
Property and equipment	—	859	3,020	—	3,879
Less – accumulated depreciation	—	(239)	(1,577)	—	(1,816)

Net property and equipment	—	620	1,443	—	2,063
Investment in subsidiaries	218	2,957	4	(3,179)	—
Receivable from affiliate	398	(408)	10	—	—
Intangibles and other assets	59	320	295	(351)	323

Total assets	$679	$3,751	$2,534	$(3,546)	$3,418

Intercompany advances payable	$65	$456	$(321)	$(200)	$—
Accounts payable	8	78	178	(13)	251
Wages, vacations and employees’ benefits	—	83	232	—	315
Other current and accrued liabilities	21	198	176	(3)	392
Current maturities of long-term debt	153	406	211	—	770

Total current liabilities	247	1,221	476	(216)	1,728
Payable to affiliate	—	32	119	(151)	—
Long-term debt, less current portion	—	833	—	—	833
Deferred income taxes, net	18	(40)	149	—	127
Pension and postretirement	—	381	—	—	381
Claims and other liabilities	1	405	17	—	423
Commitments and contingencies
Shareholders’ equity (deficit)	413	919	1,773	(3,179)	(74)

Total liabilities and shareholders’ equity (deficit)	$679	$3,751	$2,534	$(3,546)	$3,418

December 31, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$299	$26	$—	$325
Intercompany advances receivable	—	(7)	7	—	—
Accounts receivable, net	—	5	846	(14)	837
Prepaid expenses and other	(6)	110	194	—	298

Total current assets	(6)	407	1,073	(14)	1,460
Property and equipment	—	869	3,109	—	3,978
Less – accumulated depreciation	—	(212)	(1,565)	—	(1,777)

Net property and equipment	—	657	1,544	—	2,201
Investment in subsidiaries	218	3,376	8	(3,602)	—
Receivable from affiliate	392	(912)	520	—	—
Intangibles and other assets	64	273	319	(351)	305

Total assets	$668	$3,801	$3,464	$(3,967)	$3,966

Intercompany advances payable	$65	$181	$(46)	$(200)	$—
Accounts payable	5	49	288	(8)	334
Wages, vacations and employees’ benefits	—	94	263	—	357
Other current and accrued liabilities	21	81	393	(5)	490
Current maturities of long-term debt	—	414	148	—	562

Total current liabilities	91	819	1,046	(213)	1,743
Payable to affiliate	—	26	125	(151)	—
Long-term debt, less current portion	155	626	6	—	787
Deferred income taxes, net	18	129	96	—	243
Pension and postretirement	—	370	—	—	370
Claims and other liabilities	1	98	243	—	342
Commitments and contingencies
Shareholders’ equity	403	1,733	1,948	(3,603)	481

Total liabilities and shareholders’ equity	$668	$3,801	$3,464	$(3,967)	$3,966

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2009 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$349	$993	$(14)	$1,328

Operating expenses:	—
Salaries, wages and employees’ benefits	—	260	752	—	1,012
Operating expenses and supplies	—	86	225	(1)	310
Purchased transportation	—	16	162	(14)	164
Depreciation and amortization	—	19	46	—	65
Other operating expenses	—	22	56	—	78
Gains on property disposals, net	—	—	(1)	—	(1)
Reorganization and settlements	—	—	—	—	—

Total operating expenses	—	403	1,240	(15)	1,628

Operating income (loss)	—	(54)	(247)	1	(300)

Nonoperating (income) expenses:
Interest expense	2	26	11	—	39
Equity investment impairment	—	—	30	—	30
Other, net	(13)	24	(12)	1	—

Nonoperating (income) expenses, net	(11)	50	29	1	69

Income (loss) before income taxes	11	(104)	(276)	—	(369)
Income tax benefit	—	(60)	—	—	(60)

Net income (loss)	$11	$(44)	$(276)	$—	$(309)

For the three months ended June 30, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$547	$1,862	$(10)	$2,399

Operating expenses:
Salaries, wages and employees’ benefits	2	314	1,016	—	1,332
Operating expenses and supplies	(3)	168	375	(1)	539
Purchased transportation	—	23	269	(10)	282
Depreciation and amortization	2	17	45	—	64
Other operating expenses	—	25	81	—	106
Losses on property disposals, net	1	—	2	—	3
Reorganization and settlements	(1)	2	1	—	2

Total operating expenses	1	549	1,789	(11)	2,328

Operating income (loss)	(1)	(2)	73	1	71

Nonoperating (income) expenses:
Interest expense	3	9	7	—	19
Other, net	(7)	30	(26)	1	(2)

Nonoperating (income) expenses, net	(4)	39	(19)	1	17

Income (loss) before income taxes	3	(41)	92	—	54
Income tax provision	—	19	—	—	19

Net income (loss)	$3	$(60)	$92	$—	$35

For the six months ended June 30, 2009 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$718	$2,133	$(20)	$2,831

Operating expenses:
Salaries, wages and employees’ benefits	—	544	1,635	—	2,179
Operating expenses and supplies	—	179	499	(1)	677
Purchased transportation	—	26	333	(20)	339
Depreciation and amortization	—	37	94	—	131
Other operating expenses	—	55	128	—	183
Losses on property disposals, net	—	1	—	—	1
Reorganization and settlements	—	—	—	—	—

Total operating expenses	—	842	2,689	(21)	3,510

Operating income (loss)	—	(124)	(556)	1	(679)

Nonoperating (income) expenses:
Interest expense	5	48	18	—	71
Equity investment impairment	—	—	30	—	30
Other, net	(16)	23	(4)	1	4

Nonoperating (income) expenses, net	(11)	71	44	1	105

Income (loss) before income taxes	11	(195)	(600)	—	(784)
Income tax benefit	—	(201)	—	—	(201)

Net income (loss)	$11	$6	$(600)	$—	$(583)

For the six months ended June 30, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,077	$3,575	$(20)	$4,632

Operating expenses:
Salaries, wages and employees’ benefits	3	639	2,043	—	2,685
Operating expenses and supplies	(6)	324	708	(1)	1,025
Purchased transportation	—	50	506	(20)	536
Depreciation and amortization	4	35	88	—	127
Other operating expenses	—	60	159	—	219
Losses on property disposals, net	1	2	4	—	7
Reorganization and settlements	—	12	3	—	15

Total operating expenses	2	1,122	3,511	(21)	4,614

Operating income (loss)	(2)	(45)	64	1	18

Nonoperating (income) expenses:
Interest expense	7	17	15	—	39
Other, net	(17)	51	(39)	1	(4)

Nonoperating (income) expenses, net	(10)	68	(24)	1	35

Income (loss) before income taxes	8	(113)	88	—	(17)
Income tax benefit	—	(6)	—	—	(6)

Net income (loss)	$8	$(107)	$88	$—	$(11)

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2009 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$9	$59	$(310)	$—	$(242)

Investing activities:
Acquisition of property and equipment	—	(4)	(22)	—	(26)
Proceeds from disposal of property and equipment	—	8	29	—	37
Other	—	—	—	—	—

Net cash provided by investing activities	—	4	7	—	11

Financing activities:
Asset backed securitization borrowings, net	—	—	58	—	58
Borrowing of long-term debt	—	62	(1)	—	61
Debt issuance costs	—	(37)	(11)	—	(48)
Intercompany advances / repayments	(9)	(260)	269	—	—

Net cash provided by (used in) financing activities	(9)	(235)	315	—	71

Net increase (decrease) in cash and cash equivalents	—	(172)	12	—	(160)
Cash and cash equivalents, beginning of Period	—	299	26	—	325

Cash and cash equivalents, end of period	$—	$127	$38	$—	$165

For the six months ended June 30, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$7	$(24)	$127	$—	$110

Investing activities:
Acquisition of property and equipment	—	(24)	(53)	—	(77)
Proceeds from disposal of property and equipment	—	11	—	—	11
Other	—	—	(4)	—	(4)

Net cash used in investing activities	—	(13)	(57)	—	(70)

Financing activities:
Asset backed securitization borrowings, net	—	—	(40)	—	(40)
Borrowing of long-term debt	—	4	2	—	6
Debt issuance costs	—	(3)	—	—	(3)
Intercompany advances / repayments	(7)	36	(29)	—	—

Net cash provided by (used in) financing activities	(7)	37	(67)	—	(37)

Net increase in cash and cash equivalents	—	—	3	—	3
Cash and cash equivalents, beginning of Period	—	29	29	—	58

Cash and cash equivalents, end of period	$—	$29	$32	$—	$61

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of YRC Worldwide Inc. (also referred to as “YRC Worldwide”, the “Company”, “we” or “our”). MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or include the words “should,” “could,” “would,” “may,” “expect,” “believe,” “estimate” or similar expressions. Our actual results could differ materially from those projected by these forward-looking statements due to a number of factors, including (without limitation), inflation, inclement weather, price and availability of fuel, sudden changes in the cost of fuel or the index upon which the Company bases its fuel surcharge, competitor pricing activity, expense volatility, including (without limitation) expense volatility due to changes in rail service or pricing for rail service, ability to capture cost reductions, including (without limitation) those cost reduction opportunities arising from the integration of the Company’s Yellow Transportation and Roadway networks to become the YRC network, changes in equity and debt markets, a downturn in general or regional economic activity, effects of a terrorist attack, and labor relations, including (without limitation), the impact of work rules, work stoppages, strikes or other disruptions, any obligations to multi-employer health, welfare and pension plans, wage requirements and employee satisfaction and the risk factors that are from time to time included in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

This section focuses on the highlights and significant items that impacted our operating results during the second quarter. We have presented a discussion regarding the operating results of each of our four operating segments: National Transportation, Regional Transportation, YRC Logistics and Truckload.

Consolidated Results

Our consolidated results for the three and six months ended June 30, 2009 include the results of each of the operating segments discussed below and corporate expenses. A more detailed discussion of the operating results of our segments is presented below.

The table below provides summary consolidated financial information for the three and six months ended June 30:

	Three months			Six months
(in millions)	2009	2008	Percent Change	2009	2008	Percent Change
Operating revenue	$1,328.1	$2,398.7	(44.6)%	$2,830.9	$4,631.3	(38.9)%
Operating income (loss)	(299.7)	71.3	n/m	(679.0)	17.8	n/m
Nonoperating expenses, net	69.0	17.0	n/m	104.9	34.4	n/m
Net income (loss)	(309.0)	35.8	n/m	(582.8)	(10.6)	n/m	(a)

(a)	Not meaningful.

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Our consolidated operating revenue decreased 44.6% during the three months ended June 30, 2009 versus the same period in 2008 due to decreased revenue at all of our operating companies. This decline is attributed to both declines in volume over the comparable prior year quarter and declines in yield or price. Our volumes were impacted by multiple factors, most notably the economy and business diversion due to customer concerns surrounding our financial stability. The declines in yield are a factor of excess capacity in the transportation sector resulting in increased competition for lower freight volumes. Additionally, revenue was also negatively impacted by lower fuel surcharge revenue in the three months ended June 30, 2009 as compared to the same period in 2008.

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

Consolidated operating loss increased significantly during the three months ended June 30, 2009 as compared to the operating income for the same period in 2008 and is reflective of decreased operating revenue at all of our operating companies. Significant volume declines within our National Transportation and Regional Transportation segments resulted in an operating loss of $299.7 million for the second quarter of 2009, a significantly larger reduction from the prior year’s comparable quarter operating income. Operating expenses for the 2009 quarter decreased $699.7 million as compared to the same period in 2008 and were comprised of a $319.8 million decrease in salaries, wages and benefits, a $229.3 million decrease in operating expenses and supplies, a $117.9 million decrease in purchased transportation, which is attributable to declining volumes and improved carrier pricing due to the depressed economy, and a $27.3 million decrease in other operating expenses. These expense reductions however did not keep pace with the significant revenue decline resulting in the operating loss for the second quarter of 2009. Additionally, in 2008 the Company recorded reorganization and settlement charges of $2.4 million primarily related to the closure of 27 service centers in our Regional Transportation segment. Similar closure costs occurred in 2009 within both National Transportation (primarily a result of the YRC integration) and Regional Transportation and are classified within the various expense captions as discussed below.

The decrease in salaries, wages and benefits in the second quarter of 2009 is largely due to a 10% wage reduction for most union and non-union employees resulting in approximately a $72.1 million expense reduction in 2009 offset by increased workers’ compensation expense of $40.4 million due to unfavorable development of prior year claims and a higher frequency of claims in the current period. Additionally, the decrease in salaries and benefits is a result of lower headcount in the current year due to lower volumes and the YRC integration efforts. The decrease in operating expenses and supplies is a result of lower fuel costs of 69.8%, due to lower diesel prices and reduced miles driven, lower vehicle maintenance of 33.4% partially offset by an increase in bad debt expense of $4.7 million or 50.3%, an increase in professional services of $22.6 million or 88.5% related to additional financial advisory services and costs associated with lease terminations of $12.5 million resulting from integration activities. Finally, the decrease in other operating expenses is due to the decrease in discretionary spend for travel and employee activities.

Our consolidated operating loss during the second quarter of 2009 was offset by $1.0 million of net gains from the sale of property and equipment and the fair value adjustments for property held for sale versus $3.1 million of losses for the same period in 2008.

Nonoperating expenses consisted primarily of interest expense which continued to increase significantly in the second quarter of 2009 over 2008. This increase is due to increased borrowings under our asset-backed securitization facility and credit facility as well as an increase in interest rates based on our amended credit facility terms all of which resulted in additional interest of $14.3 million. The increase in interest expense is also attributable to increased net deferred debt cost amortization of $5.3 million and additional interest related to our lease financing obligations of $3.7 million and deferred pension obligations of $1.4 million for the three months ended June 30, 2009. Offsetting these 2009 increases was the reduction in interest expense of $4.9 million related to notes redeemed in November 2008. Nonoperating expenses in 2009 also included an impairment charge of $30.4 million related to our equity investment in Jiayu. This adjustment was required as the estimated current fair value, using a discounted cash flow model, was less than our investment. This was primarily a result of updated assumptions in the current model reflecting current depressed economic conditions primarily related to lower revenue growth rates versus that used in similar models at the time of the investment.

Our effective tax rate for the three months ended June 30, 2009 was 16.2% compared to 34.0% for the three months ended June 30, 2008. Significant items impacting the 2009 rate include a state tax benefit, certain permanent items and a valuation allowance established for the net deferred tax asset balance projected for December 31, 2009. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Consolidated operating revenue decreased by 38.9% during the six months ended June 30, 2009 as compared to the same period in 2008, which is reflective of decreased revenue at all of our operating companies. The decreased operating revenue is a result of lower volumes and yield across the operating companies as well as decreased fuel surcharge revenue.

Consolidated operating loss decreased significantly during the six months ended June 30, 2009 as compared to the operating income for the same period in 2008. Significant volume declines within our National Transportation and Regional Transportation segments resulted in an operating loss of $679.0 million for the first half of 2009, a significantly larger operating loss from the prior year comparable period. Operating expenses for the first half of 2009 were down $1,103.7 million as compared to the same period in 2008 and were comprised of a $505.9 million decrease in salaries, wages and benefits, a $348.2 million decrease in operating expenses and supplies, a $197.0 million decrease in purchased transportation, which is attributable to declining volumes and improved carrier pricing due to the depressed economy, and a $35.3 million decrease in other operating expenses. These expense reductions however did not keep pace with the significant revenue decline resulting in the operating loss for the six months ended June 30, 2009. Additionally, in 2008 the Company recorded reorganization and settlement charges of $15.2 million primarily related to the closure of 27 service centers in our Regional Transportation segment. Similar closure costs occurred in 2009 within both National Transportation (primarily a result of the YRC integration) and Regional Transportation and are classified within the various expense captions as discussed below.

The decrease in salaries, wages and benefits in the six months ended June 30, 2009, is largely due to a 10% wage reduction for most union and non-union employees resulting in approximately a $162.1 million expense reduction in 2009 offset by increased workers’ compensation expense of $59.9 million due mostly to unfavorable development of prior year claims. Additionally, the decrease in salaries and benefits is a result of lower headcount in the current year due to lower volumes partially offset by increased severance benefits of $31.8 million and pension settlement costs of $5.8 million associated with one of our defined benefit plans. The decrease in operating expenses and supplies is a result of lower fuel costs of 64.8%, due to lower diesel prices and reduced miles driven, lower vehicle maintenance of 25.0% partially offset by an increase in bad debt expense of $15.9 million or 88.8%, an increase in professional services of $30.4 million or 64.1% and costs associated with lease terminations of $21.8 million resulting from integration activities. Finally, the decrease in other operating expenses is due to the decrease in discretionary spend for travel and employee activities.

During the six months ended June 30, 2009, we recognized net losses on the sale of property and equipment and the fair value adjustments for property held for sale of $0.6 million compared to losses of $6.5 million for the same period in 2008.

Nonoperating expenses consisted primarily of interest expense and increased significantly for the six months ended June 30, 2009 versus the comparable period in 2008. Increased borrowings and increased borrowing costs in 2009 resulted in increased interest expense of $24.5 million versus the comparable period in 2008. Interest expense in the six months ended June 30, 2009, attributable to items that were not incurred in 2008, included expense related to lease financing obligations of $6.1 million and deferred pension obligations of $1.7 million. Amortization of deferred debt costs increased $9.1 million during the first half of 2009 compared to 2008. Offsetting these 2009 increases was the reduction in interest expense of $9.7 million related to notes redeemed in November 2008. Nonoperating expenses in the six months ended June 30, 2009 also included an impairment charge of $30.4 million related to our investment in Jiayu.

Our effective tax rate for the six months ended June 30, 2009 was 25.6% compared to 36.1% for the six months ended June 30, 2008. Significant items impacting the 2009 rate include a state tax benefit, certain permanent items and a valuation allowance established for the net deferred tax asset balance projected for December 31, 2009.

National Transportation Results

National Transportation represented approximately 66% and 71% of our consolidated revenue in the second quarter of 2009 and 2008, respectively, and approximately 67% and 70% of our consolidated revenue in the six months ended June 30, 2009 and 2008, respectively.

The table below provides summary financial information for National Transportation for the three and six months ended June 30:

	Three Months				Six Months
(in millions)	2009	2008	Percent Change		2009	2008	Percent Change
Operating revenue	$873.7	$1,692.8	(48.4)%		$1,896.3	$3,252.7	(41.7)%
Operating income (loss)	(239.5)	74.6	n/m	(a)	(539.2)	67.3	n/m
Operating ratio	127.4%	95.6%	31.8	pp(b)	128.4%	97.9%	30.5	pp

(a)	Not meaningful.
(b)	Percentage points.

Three months ended June 30, 2009 compared to three months ended June 30, 2008

National Transportation reported second quarter 2009 operating revenue of $873.7 million, representing a decrease of $819.1 million or 48.4% from the second quarter of 2008. The two primary components of operating revenue are volume, comprised of the number of shipments and the weight per shipment resulting in tonnage, and price, usually evaluated on a per hundred weight basis. The decline in operating revenue was largely driven by a 39.4% decline in picked up tonnage per day. The decline in picked up tonnage per day was made up of a 37.1% decline in shipments per day and a 3.7% decline in weight per shipment.

The decline in shipments and tonnage resulted from a weakening economy and the diversion of freight by certain customers to other carriers. As the economy has continued to deteriorate, industry capacity is more readily available and market competition for available shipments has intensified. Additionally, we believe that certain customers diverted freight during the second quarter of 2009 due to perceived uncertainty around our financial stability.

The decline in operating revenue was impacted further by a 14.2% decline in revenue per hundred weight. The decline in revenue per hundred weight was mostly the result of lower fuel surcharge revenue and higher than normal revenue adjustments, primarily rerates, related to the transition to the integrated YRC National network. Lower fuel surcharge revenue is driven by substantially lower diesel fuel prices in the second quarter of 2009 as compared to the prior year period.

Operating loss for National Transportation was $239.5 million in the second quarter of 2009 compared to operating income of $74.6 million in the prior year period. Revenue was lower by $819.1 million while total costs decreased by only $505.0 million. The cost declines consisted primarily of lower salaries, wages and benefits of $242.4 million, lower operating expenses and supplies of $147.5 million, lower purchased transportation costs of $83.6 million, and lower other operating expenses of $24.2 million.

The decline in salaries, wages and benefits was due mostly to a decline in hourly wages and benefits of $259.4 million or 30.0% partially offset by higher workers’ compensation expense of $23.9 million. The decline in salaries, wages and benefits resulted from lower volume and the 10% pay reduction which took effect in 2009 for most union and non-union employees. Those cost reductions were partially offset by higher costs associated with on-going contractual wage and benefit increases. The second quarter of 2008 also included a curtailment gain of $34.5 million. The increase in workers’ compensation expense was due mostly to unfavorable development of prior year claims and a higher rate for claims in the current year.

Operating expenses and supplies declined mostly due to lower volumes and a decrease in fuel costs. Fuel and oil costs were 73.6% lower than the prior year. This decline was partially offset by higher costs associated with continuing YRC integration efforts including facility closure costs and relocation costs. Additionally, bad debt expense increased $6.7 million, or 103.8% in the second quarter of 2009 compared to the prior year period due to a continued increase of bankruptcies and similar credit risks in our customer base.

The decline in purchased transportation resulted primarily from lower volumes during the quarter. Rail costs were down 51.3% due to lower volume and substantially lower fuel surcharges compared to the prior year while externally purchased transportation costs were down 49.4%.

The decline in other operating expenses is due primarily to a decline in fuel taxes related to fewer miles driven and lower claims and insurance costs. General liability claims decreased $6.7 million mostly due to net favorable development of prior year claims while cargo claims expense decreased by $5.5 million due primarily to fewer shipments.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

National Transportation revenue decreased $1,356.4 million or 41.7% in the six months ended June 30, 2009 versus the same period in 2008. The decline in operating revenue was largely driven by a 34.6% decline in total picked up tonnage. As discussed in the quarterly results, these tonnage declines are primarily the result of a slowing economy and the diversion of freight in the current year due to perceived uncertainty around our financial stability as well as the integration of the Yellow and Roadway networks which was completed in March 2009. We believe that the impact of freight diversion in the first six months of 2009 is substantially greater than the impact in the same period in 2008 that resulted from uncertainty and timing around union labor negotiations. The decline in tonnage was impacted further by a 10.3% decrease in revenue per hundred weight resulting mostly from lower fuel surcharge revenue and higher than normal revenue adjustments, primarily rerates, related to the 2009 YRC network.

Operating income for National Transportation decreased $606.5 million in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Revenue decreased $1,356.4 million in the first half of 2009 compared to the same period in 2008 while operating costs only decreased $749.9 million. The cost declines consisted primarily of lower salaries, wages and benefits of $379.9 million, lower operating expenses & supplies of $189.0 million, lower purchased transportation costs of $139.4 million, and lower other operating expenses of $31.1 million.

The decline in salaries, wages and benefits was as a result of lower volume and the 10% pay reduction but were partially offset by increased stock compensation expense of $16.1 million, increased workers’ compensation expense of $35.6 million, higher labor costs associated with the initial implementation of the integrated network and higher costs related to annual contractual wage and benefit increases, increased severance costs and increased pension settlement costs. The six months ended June 30, 2008 included a curtailment gain of $34.5 million; no comparable amount was in the current period.

Operating expenses and supplies declined mostly due to lower volumes and a decrease in fuel costs. Fuel and oil costs were 67.4% lower than the prior year period. This decline was partially offset by higher costs associated with the YRC integration and bad debt expense as was discussed in the second quarter results.

The decline in purchased transportation resulted primarily from lower volumes during the six months ended June 30, 2009 compared to the comparable prior period. Rail costs were down 46.0% due to lower volume and substantially lower fuel surcharges compared to the prior year period while externally purchased transportation costs were down 42.8%.

The decline in other operating expenses is due primarily to a decline in fuel taxes of $14.9 million from the prior year period related to fewer miles driven and lower cargo claims expense of $10.6 million mostly due to fewer shipments.

The gain on disposal of property was $0.4 million in the six months ended June 30, 2009 compared to a loss of $4.2 million in the comparable prior year period.

Regional Transportation Results

Regional Transportation represented approximately 25% and 22% of our consolidated revenue in the second quarter of 2009 and 2008, respectively, and approximately 24% and 23% in the six months ended June 30, 2009 and 2008, respectively. The table below provides summary financial information for Regional Transportation for the three and six months ended June 30:

	Three months				Six months
(in millions)	2009	2008	Percent Change		2009	2008	Percent Change
Operating revenue	$337.9	$533.6	(36.7)%		$693.0	$1,046.0	(33.7)%
Operating income (loss)	(48.3)	2.1	n/m		(122.5)	(35.5)	n/m	(a)
Operating ratio	114.3%	99.6%	14.7	pp	117.7%	103.4%	14.3	pp(b)

(a)	Not meaningful.
(b)	Percentage points.

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Regional Transportation reported operating revenue of $337.9 million for the quarter ended June 30, 2009, representing a decrease of $195.7 million, or 36.7% from the quarter ended June 30, 2008. The decreased operating revenue was driven by lower business volumes and weaker pricing including lower fuel surcharge revenue. Total weight per day was down 26.4% in the second quarter 2009, representing a 22.0% decline in total shipments per day and a 5.7% decline in total weight per shipment compared to last year’s quarter. Year-over-year shipment volumes were negatively impacted by a continued weak economy and the diversion of freight by our customers due to concerns over our financial stability.

Total revenue per hundred weight decreased 11.9% in the second quarter 2009 as compared to the second quarter 2008, primarily due to lower fuel surcharge revenue associated with lower diesel fuel prices and continued market pricing pressure impacts on our base rates. A meaningful portion of our regional footprint is concentrated in the Upper Midwest where business levels and pricing negotiations have been especially difficult due to the economic challenges in this geographic area.

Operating loss for Regional Transportation was $48.3 million for the second quarter 2009, compared to $2.1 million operating income for the second quarter 2008, consisting of a $195.7 million decline in revenue and a $145.3 million decrease in operating expenses. Regional Transportation has reduced most operating expenses in proportion to lower business volumes. Expense decreases in the second quarter 2009 were in salaries, wages and benefits of $63.1 million, operating expenses and supplies of $66.1 million, purchased transportation of $10.8 million, other operating expenses of $5.0 million and reorganizations and settlements of $1.8 million. Expense increases in the second quarter 2009 were in depreciation and amortization of $0.3 million and gains/losses on property disposals of $1.3 million.

Salaries, wages and benefits expense decreased 19.4% reflecting lower employee levels and increased productivity as well as compensation and benefit reductions for most employees in Regional Transportation. These decreases were partially partly offset by higher workers’ compensation costs mostly as a result of unfavorable development factors. Operating expenses and supplies decreased 47.5% reflecting a 21.4% reduction in costs other than fuel and a 66.5% decrease in fuel costs (primarily due to lower fuel prices). Costs were lower in the areas of equipment maintenance, travel and tolls as a result of lower business volumes, effective cost management and terminal closures. Purchased transportation was 42.6% lower due to lower business volumes and the in-sourcing of certain linehaul transportation from third-party providers. Other operating expenses were 20.2% lower mainly in the areas of operating taxes, licenses and cargo claims primarily due to lower business volumes.

Regional Transportation incurred $2.9 million of severance and lease termination costs in the second quarter 2009 for the closure of five service centers at Holland in mid-June. These costs were recorded in salaries, wages and employees’ benefits expense and operating expenses and supplies expense. Reorganization costs in second quarter 2008 were $1.8 million related to additional costs from the closure of service centers at Holland and Reddaway during mid-February 2008. These costs consisted primarily of employee severance and facilities costs.

Depreciation and amortization was 1.5% higher primarily due to a change in the life of customer related intangible assets, partially offset by impacts from a smaller equipment fleet. Losses on property disposals were $0.6 million in second quarter 2009 compared to a $0.7 million gain in second quarter 2008.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Regional Transportation reported operating revenue of $693.0 million for the six months ended June 30, 2009, representing a decrease of $353.0 million, or 33.7% from the six months ended June 30, 2008. The decreased operating revenue was driven by lower business volumes and weaker pricing including lower fuel surcharge revenue. Total weight per day was down 27.1%, representing a 22.9% decline in total shipments per day and a 5.4% lower total weight per shipment compared to last year. Shipment volumes were negatively impacted by a continued weak economy and the closure of service centers identified above.

Total revenue per hundred weight decreased 10.3% in the first half of 2009 as compared to the first half of 2008, primarily due to lower fuel surcharge revenue associated with lower diesel fuel prices and continued pricing pressure impacts on our base rates.

Operating loss for Regional Transportation was $122.5 million for the first six months of 2009, an increase of $87.0 million from the first six months of 2008, consisting of a $353.0 million decline in revenue and a $266.0 million decrease in operating expenses. Regional Transportation has reduced most operating expenses in proportion to lower business volumes. Expense decreases were in salaries, wages and benefits of $113.0 million, operating expenses and supplies of $115.5 million, purchased transportation of $19.0 million, depreciation and amortization of $0.3 million, other operating expenses of $5.2 million, losses on property disposals of $0.1 million and reorganizations and settlements of $12.9 million.

Salaries, wages and benefits expense decreased 17.1% reflecting lower employee levels and increased productivity as well as compensation and benefit reductions for most employees in Regional Transportation. These decreases were partially offset by severance costs for closed facilities, the equity ownership program for union employees and higher workers’ compensation costs mostly as a result of unfavorable development factors. Operating expenses and supplies decreased 43.1% reflecting a 16.0% reduction in costs other than fuel and a 64.0% decrease in fuel costs (primarily due to lower fuel prices). Costs were lower in the areas of equipment maintenance, travel and tolls as a result of lower business volumes, effective cost management and terminal closures. Purchased transportation was 38.7% lower due to lower business volumes and the in-sourcing of certain linehaul transportation from third-party providers. Depreciation was 0.8% lower due to a smaller equipment fleet, mostly offset by a change in the life of customer related intangible assets. Other operating expenses were 9.1% lower mainly in the areas of operating taxes, licenses and cargo claims primarily due to lower business volumes, partially offset by a higher provision for bodily injury and property damage claims due to severe current period claims and prior period claim development.

Regional Transportation incurred $7.9 million of employee severance and lease termination costs in the first half of 2009 for the closure of five Holland service centers in June 2009 and 13 in March 2009 as part of continuing efforts to optimize our networks and reduce costs. These costs were recorded in salaries, wages and employees’ benefits expense and operating expenses and supplies expense. Reorganization costs in the first half of 2008 were $12.4 million related to the closure of service centers at Holland and Reddaway during mid-February 2008. These costs consisted primarily of employee severance and lease termination costs.

YRC Logistics Results

YRC Logistics represented approximately 8% and 6% of our consolidated revenue in the second quarter of 2009 and 2008, respectively, and approximately 8% and 6% in the six months ended June 30, 2009 and 2008, respectively. The table below provides summary financial information for YRC Logistics for the three and six months ended June 30:

	Three Months				Six Months
(in millions)	2009	2008	Percent Change		2009	2008	Percent Change
Operating revenue	$101.8	$159.8	(36.3)%		$213.9	$309.6	(30.9)%
Operating income (loss)	(8.0)	1.9	n/m	(a)	(11.4)	0.8	n/m
Operating ratio	107.8%	98.8%	9.0	pp(b)	105.3%	99.7%	5.6	pp

(a)	Not meaningful.
(b)	Percentage points.

Three months ended June 30, 2009 compared to three months ended June 30, 2008

In the second quarter of 2009, YRC Logistics operating revenue was $101.8 million, a decrease of $58.0 million or 36.3% from the second quarter of 2008. YRC Logistics recognized revenue declines in each of its service offerings as a result of the weakened economy and customer diversion. Decreases in 2009 revenue for distribution services were caused by deteriorating economic conditions in the retail sector and YRC Logistics’ decision to exit its domestic ocean service offering in June 2008. Revenue declines in transportation services can be largely attributed to the depressed manufacturing sector. Global services revenue fell as shipment counts declined throughout the world from the poor global economic conditions.

YRC Logistics incurred an operating loss of $8.0 million for the three months ended June 30, 2009 compared to operating income of $1.9 million in the three months ended June 30, 2008. YRC Logistics revenue decreased by 36.3% while total costs decreased 30.5%. Increased expense items included in the three months ended June 30, 2009, included $1.2 million of amortization related to the reduction in useful lives of certain intangible and technology assets, increased other operating expenses of $1.4 million attributed to a certain bodily injury claim, $1.1 million of increased overcharge claims and $0.6 million related to a settlement. The three months ended June 30, 2009 also includes a $1.6 million increase in workers’ compensation expense compared to the three months ended June 30, 2008 primarily related to a specific claim and $0.4 million of employee severance due to headcount reductions. Overall salaries, wages and employees’ benefits decreased 20.7% during the three months ended June 30, 2009 versus the year ago period as head count reductions lagged the volume declines. This relationship was offset by a 41.9% decrease in purchased transportation during the three months ended June 30, 2009 versus the year ago period that is attributed to decreased volumes and more competitive carrier rates due to the excess capacity in the market.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

In the first half of 2009, YRC Logistics revenue decreased by $95.7 million or 30.9% from the first half of 2008. YRC Logistics recognized revenue declines in 2009 in each of its service offerings as overall business volumes continued to erode as a result of the global recession. Sluggish conditions in the retail sector and YRC Logistics’ decision to exit its domestic ocean service offering in June 2008 were the main drivers behind the decline in revenue for the distribution services group. A continued weak manufacturing sector largely attributed to revenue declines in the transportation services group. Poor global economic conditions, especially Europe and Asia, resulted in lower volumes and shipment counts in the first half of 2009 causing global services revenue to decline.

Operating income decreased from $0.8 million in the first half of 2008 to a loss of $11.4 million in the first half of 2009, and reflects a 30.9% reduction in revenue and a 27.0% reduction in expenses as compared to the 2008 period. Salaries, wages and employees’ benefits decreased 23.0% in 2009 versus the comparable 2008 period and includes a $2.4 million reduction in incentive compensation with the remaining decrease attributed to a 10% wage reduction for most employees and a reduced workforce. Purchased transportation decreased 34.6% in the first half of 2009 compared to the first half of 2008 due to both reduced volume and cost as discussed above.

YRC Truckload Results

YRC Truckload represented approximately 1% of our consolidated revenue in the second quarter of 2009 and 2008, respectively, and approximately 1% for the six months ended June 30, 2009 and 2008, respectively. The table below provides summary financial information for Truckload for the three and six months ended June 30:

	Three Months				Six Months
(in millions)	2009	2008	Percent Change		2009	2008	Percent Change
Operating revenue	$27.5	$31.5	(12.6)%		$53.5	$57.1	(6.2)%
Operating loss	(2.4)	(3.9)	39.8%		(4.6)	(9.0)	48.6%
Operating ratio	108.6%	112.5%	(3.9	)pp	108.6%	115.8%	(7.2	)pp(a)

(a)	Percentage points.

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Truckload reported operating revenue of $27.5 million for the quarter ended June 30, 2009, representing a decrease of $4.0 million or 12.6% from the quarter ended June 30, 2008. The two primary components of truckload operating revenue are volume, comprised of the miles driven, and price, usually evaluated on a revenue per mile basis. Total miles driven per day were up 13.1% in the second quarter 2009 as compared to the same period in 2008 due primarily to higher use of Truckload services by YRC Worldwide operating companies as they shifted certain line haul miles from rail providers to road service partially offset by the soft economy. However, revenue per mile was down 22.1%, due primarily to lower fuel surcharge revenue associated with lower diesel fuel prices.

Operating loss for Truckload was $2.4 million for the second quarter 2009, an improvement of $1.5 million from the second quarter of 2008, consisting of a $4.0 million decrease in revenue and a $5.5 million decrease in operating expenses. Expense decreases were primarily in the areas of fuel (lower diesel prices partially offset by higher miles driven which consumed more gallons), driver recruiting, purchased transportation, equipment depreciation and losses on equipment disposals. Increased operating expenses were primarily volume related higher wages and benefits costs of $1.5 million.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Truckload reported operating revenue of $53.5 million for the six months ended June 30, 2009, representing a decrease of $3.6 million or 6.2% from the six months ended June 30, 2008. Total miles driven per day were up 14.5% in the first six months of 2009 as compared to 2008 due primarily to higher use of Truckload services by YRC Worldwide operating companies partially offset by the soft economy. However, revenue per mile was down 17.8%, due primarily to lower fuel surcharge revenue associated with lower diesel fuel prices.

Operating loss for Truckload was $4.6 million for the first half of 2009, an improvement of $4.4 million from the first half of 2008, consisting of a $3.6 million decrease in revenue and an $8.0 million decrease in operating expenses. Expense decreases were primarily in the areas of fuel (lower diesel prices partially offset by higher miles driven which consumed more gallons), driver recruiting, purchased transportation, equipment depreciation, bodily injury and property damage claims and losses on equipment disposals. Increased operating expenses were primarily volume related higher wages and benefits costs of $3.7 million.

Financial Condition

Liquidity

The current economic recession and the lingering tight credit market resulting from the global financial crisis continue to have a dramatic effect on our industry. The current recessionary environment continues to negatively impact our customers’ needs to ship and, therefore, negatively impacts the volume of freight we service and the price we receive for our services. As a result, we continue to experience lower year-over-year revenue (primarily a function of declining volume) and significant operating losses. In addition, we believe that some of our customers have reduced their shipments with us to mitigate the risks of integration of our Yellow Transportation and Roadway networks. We experienced these reduced shipment levels to a greater extent in March 2009 and for a longer period extending into the second quarter than we anticipated when planning the integration of our networks. As a result, our financial results for the second quarter have fallen short of our previous expectations. As our service has improved from the March 2009 integration, our shipment volumes have stabilized, we have added new customers to our networks and have increased our volumes with certain existing customers during the second quarter. Although many of our customers have returned their business to us, this business has not returned as quickly as we had anticipated. In addition, we believe that many of our existing customers have reduced their business with us during the last couple of quarters due to the uncertainty regarding our financial condition. As we continue to improve our service and stabilize our financial condition, we anticipate the return of the shipping volume from these customers. However, we cannot predict how quickly and to what extent these volumes will return.

Operating Performance and Cash Flow Improvement Activities

In light of the current economic recession, we have implemented or are in the process of implementing the following actions (among others) to reduce our cost base and improve our operating income and cash flow from operations:

•	the integration of our Yellow Transportation and Roadway networks into a single service network, now branded “YRC”

•	the discontinuation of the geographic service overlap between our Holland and New Penn networks

•	the first quarter implementation of a 10% wage reduction for substantially all of our employees (both union and non-union)

•	further reductions in the number of terminals to right-size our transportation networks to current shipment volumes

•	the August 2009 implementation of an additional 5% wage reduction for substantially all of our union employees

•

the temporary cessation of pension contributions to the Pension Funds starting in July 2009 through December 31, 2010, which cessation eliminates the need to recognize expense for these contributions during this period

•	the continued suspension of company matching 401(k) contributions for non-union employees

•	the sale of excess property and equipment, primarily resulting from the integration of the Yellow Transportation and Roadway networks

•	the sale and leaseback of core operating facilities

•	reductions in force to scale our business to current shipping volumes

•	other cost reduction measures in general, administrative and other areas

•	changes to our overall risk management structure to reduce our letter of credit requirements

•	ongoing discussions with our lender group regarding our progress on our comprehensive strategic plan and our need for longer-term modifications to the Credit Agreement

•	commencement of discussions with certain existing bondholders in an effort to address the company’s capital structure, including its near term debt maturities

Certain of these actions are further described below.

YRC Integration

In March 2009, we completed the integration of our Yellow Transportation and Roadway networks into one service network, now branded “YRC”. Since the integration, our service (both on-time deliveries and reduced claims) has improved to a level above pre-integration. In addition, productivity measurements for city pick up and delivery labor, dock labor, and load average in our line haul operation have also improved since the integration. During the integration, we believe many of our customers reduced their shipments with us to mitigate their risks from our integration. As our service has improved from the March 2009 integration, many of these customers are now returning their shipping volumes to us and we have added new customers. However, these volumes have not returned as quickly as we had anticipated. We cannot predict how quickly and to what extent these volumes will return. As a result of successful integration, we have been able to implement a number of significant cost savings actions, including reducing the number of terminals, reducing headcount and decreasing our fleet size. We will implement further cost saving measures in the event that we experience further declines in shipping volume.

Ratification of Collective Bargaining Agreement Modification

On August 7, 2009, our employees who are represented by the International Brotherhood of Teamsters (the “Teamsters”) ratified a modification to our collective bargaining agreement. The modification provides (among other things) the following:

•

a temporary cessation of the requirement for the Company’s subsidiaries to make contributions on behalf of most of the Company’s Teamster represented employees to the Pension Funds from July 2009 through December 31, 2010. These contributions will not need to be repaid in the future and, therefore, will be a cost reduction during this period;

•	a 15% wage reduction (which includes the 10% wage reduction previously implemented in January 2009) for most of the Company’s Teamster represented employees;

•

a reduction in the increase in contributions to multiemployer health and welfare plans from $1.00 per hour to $0.20 per hour that are scheduled for August 1, 2009 and to $0.40 per hour for those scheduled for August 1, 2010;

•

the establishment of a stock option plan for participating union employees, providing for options to purchase an additional 20% of the Company’s outstanding common stock on a fully diluted basis as if all outstanding stock options were exercised on the date the plan is established. This plan is required to be on terms substantially similar to the plan created in January

2009, when the first 10% wage reduction was implemented, including the requirement that the Company’s shareholders approve the plan. If the Company’s shareholders do not approve the plan, the participating union employees would receive stock appreciation rights on similar terms. The stock option grants will occur on the date the Teamsters certify to the Company that the Company has entered into an amendment to its Credit Agreement that is acceptable to the Teamsters and the date that the Company certifies to the Teamsters there exists no event or condition which constitutes a default (as defined in the Credit Agreement) or which upon notice, lapse of time or both would, unless cured or waived, become or lead to such a default.

•

on or before September 6, 2009, subject to the approval of the Company’s board of directors and the Company’s bank group, the Company is required to appoint an officer with authority to coordinate and oversee the Company’s continued recovery efforts. This officer will be the same officer as discussed under “Credit Agreement Amendment – Designated Officer” below.

•

during the period in which the temporary pension contribution cessation is in effect, subject to the approval of the Company’s board of directors, which approval may not be unreasonably withheld, the Company is required to appoint a director that the Teamsters nominate.

As with prior ratification elections, a small number of the bargaining units representing less than 10% of our Teamster employees did not yet ratify the labor agreement modifications. The Company and the Teamsters expect to address employee concerns and have these smaller bargaining units reconsider the modifications in the near future. If these units do not approve the modification, they will continue under their current collective bargaining agreements without additional modification. Absent ratification, among other obligations, the Company would remain obligated to make contributions for these employees to the applicable Pension Funds. For the three months ended June 30, 2009, the Company was obligated to make approximately $2.1 million in average monthly contributions to the Pension Funds for these non-ratifying units. Certain of the smaller Pension Funds (primarily in the Northeast) to which the Company contributes terminated the Company’s participation in these Pension Funds in advance of the ratification of the labor agreement modifications. With respect to the non-ratifying bargaining units, if these units do not subsequently ratify the modifications, the Company and these Pension Funds will need to agree to amend the termination notices to allow these units to continue to participate in the Pension Funds to avoid withdrawal liability.

Credit Agreement Amendment

On July 30, 2009, the Company and certain of its subsidiaries entered into Amendment No. 9 to the Credit Agreement (the “Credit Agreement Amendment”), which amends certain of the provisions of the Credit Agreement. The Credit Agreement continues to provide us with a $950 million senior revolving credit facility, including sublimits available for borrowings under certain foreign currencies and for letters of credit, and a senior term loan in an aggregate outstanding principal amount of approximately $111.5 million. Unless otherwise noted, all references to the Credit Agreement give effect to the Credit Agreement Amendment. Set forth below is a summary of the principal terms of the Credit Agreement Amendment.

Financial Covenants

The Credit Agreement Amendment suspends the requirement that the Company maintains liquidity equal to or greater than $100 million at all times until September 1, 2009. In addition, the Credit Agreement Amendment amends the minimum consolidated EBITDA negative covenant:

(a)	by including an add back to consolidated EBITDA of the Company and its subsidiaries of up to $14 million for certain restructuring charges for the fiscal quarter ending December 31, 2009, of up to $8 million for certain restructuring charges for the fiscal quarter ending March 31, 2010 and of up to $5 million for certain restructuring charges for the fiscal quarter ending June 30, 2010; and

(b)	by resetting minimum Consolidated EBITDA amounts and test dates as follows:

Period	Minimum Consolidated EBITDA
For the fiscal quarter ending on December 31, 2009	$15,000,000
For the fiscal quarter ending on March 31, 2010	$20,000,000
For the two consecutive fiscal quarters ending on June 30, 2010	$80,000,000
For the three consecutive fiscal quarters ending September 30, 2010	$145,000,000
For the four consecutive fiscal quarters ending December 31, 2010	$210,000,000

Revolver Reserve Amount

The Credit Agreement Amendment extends the date upon which the revolving commitments would be permanently reduced by an amount equal to the then current Revolver Reserve Amount (as defined below) to September 1, 2009.

Asset Sale Mandatory Prepayment

Pursuant to the Credit Agreement Amendment, the asset sale mandatory prepayment provision was amended to no longer require the Company to include any of the first $50 million of net cash proceeds received from real estate asset sales after the Credit Agreement Amendment effective date until September 1, 2009 in the Revolver Reserve Amount, subject to:

(a)	in the case of the first $20 million of net cash proceeds received, no restrictions;

(b)	(following receipt of the initial $20 million) in the case of the $15 million of net cash proceeds received, ratification of the modifications to the collective bargaining agreement by employees represented by the Teamsters; and

(c)	(following receipt of the initial $20 million) in the case of the final $15 million of net cash proceeds received, engaging a designated officer in accordance with the terms of the Credit Agreement Amendment (as further described below).

If the conditions in paragraphs (b) and (c) are not satisfied prior to the Company’s receipt of the respective net cash proceeds, then 50% of such proceeds will be placed in an escrow account until that condition is satisfied, at which time the escrow amount will be released. If the conditions are not satisfied before August 30, 2009, then any amount retained in the escrow account on such date shall be applied as a prepayment to revolving loans under the Credit Agreement and the Revolver Reserve Amount will increase by a corresponding amount.

Additional Reporting Obligations

Pursuant to the Credit Agreement Amendment, the Company is required to deliver to the administrative agent and the lenders, prior to certain specified dates, a comprehensive strategic plan reasonably acceptable to the lenders, along with related financial projections, models and analysis and the written terms and conditions setting forth all of the necessary actions requested by the Company to be taken to achieve the comprehensive strategic plan.

Designated Officer

Pursuant to the Credit Agreement Amendment, the Company is required to appoint and continue to engage a designated officer to, among other things, coordinate and oversee the Company’s continued recovery efforts.

ABS Facility Amendment

On July 30, 2009, the Company and the other parties thereto entered into Amendment No. 7 to the ABS Facility (the “ABS Amendment”). The ABS Amendment amends certain Trigger Events (as defined in the ABS Facility) to make the Minimum Consolidated EBITDA (as defined in the ABS Facility) requirements consistent with the Credit Agreement. The ABS Amendment also amends specified provisions with respect to the Liquidity Notification Date (as defined in the ABS Facility) consistent with the Credit Agreement. In connection with the ABS Facility Amendment, the Company paid fees to each participating co-agent under the ABS Facility in an amount equal to 0.50% of the Group Limit (as defined in the ABS Facility) applicable to that co-agent.

Lease Financing Transactions

We have entered into several lease financing transactions with various parties, including NATMI and Estes. The underlying transactions included providing title of certain real estate assets to the issuer in exchange for agreed upon proceeds; however, the transactions did not meet the accounting definition of a “sale leaseback” and as such, the assets remain on our balance sheet and long-term debt (titled Lease Financing Obligations) is reflected on our balance sheet in the amount of the proceeds. We are required to make annual lease payments, which are recorded as principal and interest payments under these arrangements.

The table below summarizes our lease financing transactions through June 30, 2009:

Issuer	Original Contract Amount	Contracts completed in second quarter 2009	Contracts completed in first half of 2009	Contracts completed subsequent to June 30, 2009	Contract modifications	Remaining contracted amount to close	Effective interest rates
NATMI	$150.4	$16.1	$127.4	$—	$(23.0)	$—	10.3%-18.4%
Estes	122.0	72.5	96.3	0.4	8.6	33.9	10.0%
Other	93.1	37.9	60.5	1.5	(31.1)	—	10.0%-14.1%

Total	$365.5	$126.5	$284.2	$1.9	$(45.5)	$33.9

On August 7, 2009, we executed a contract with NATMI for an additional lease financing transaction having a value of approximately $81.4 million. We expect to close on the transactions throughout the remainder of 2009.

We have used the proceeds received from the above transactions, as follows:

(in millions)	Six months ended June 30, 2009
Proceeds received	$284.2
Amounts required to be escrowed with issuer	(8.1)
Transaction costs	(4.0)

Net proceeds received	272.1
Amounts required to be remitted to Revolver Reserve	(79.3)

Amounts available for working capital purposes	$192.8

In addition to the $79.3 million referenced in the table above, we were required to repay borrowings under the revolving loan by an additional $15.4 million as a result of additional asset sales thereby making the Revolver Reserve Amount equal to $94.7 million at June 30, 2009.

As previously discussed, the Credit Agreement Amendment amended, among other things, the terms of the asset sale mandatory prepayment provision through August 31, 2009. Thereafter, unless otherwise amended, our Credit Agreement will require the net proceeds from certain real estate asset sales to be applied as follows:

•

for any real estate asset sale (other than the first $150 million in net cash proceeds received under certain transactions with NATMI subject to any reductions associated with possible pension contribution deferrals discussed below) the net cash proceeds of which, together with the aggregate amount of net cash proceeds from all such real estate asset sales occurring on or after January 1, 2009,

•

is less than or equal to $300 million and occurs after August 31, 2009, 50% of such proceeds shall be used to prepay amounts outstanding under the Credit Agreement and the remaining 50% shall be retained by the Company;

•

is greater than $300 million and less than or equal to $500 million, 75% of such proceeds shall be used to prepay amounts outstanding under the Credit Agreement and the remaining 25% shall be retained by the Company; and

•	is greater than $500 million, all of such proceeds shall be used to prepay amounts outstanding under the Credit Agreement.

Pension Contribution Deferral Obligations

On June 17, 2009, we entered into a Contribution Deferral Agreement with the Central States, Southeast, Southwest Areas Pension Fund (the “Central States Pension Fund”) whereby approximately $84.0 million of pension contributions originally due to the Central States Pension Fund on or before June 15, 2009 were converted to debt. All other Pension Funds to which we such owed pension contributions of $49.2 million have also executed joinder agreements and are parties to the Contribution Deferral Agreement. In addition, we have deferred our July pension contributions of $30.1 million, which relate to June hours, and are working with each Pension Fund to execute additional joinder agreements to add these amounts to the Contribution Deferral Agreement. At June 30, 2009, these amounts related to June hours are classified as “Wages, vacations and employees’ benefits” in our consolidated balance sheet.

These amounts bear interest at the applicable interest rate set forth in the trust documentation that governs the Pension Fund and range from 4% to 18% as of June 30, 2009. The interest rate for the Central States Pension Fund representing the largest deferred amount is equal to prime plus two percent. We remit interest payments monthly.

In exchange for the deferral of the obligations, we pledged identified real property to the Pension Funds so that the Pension Funds have a first priority security interest in certain of the identified real property and a second priority security interest in other identified real property located throughout the U.S. and Mexico.

We must prepay the obligations on a ratable basis to the Pension Funds (i) with the net cash proceeds from the sale of first priority collateral or (ii) to the extent that Liquidity (as defined in the Credit Agreement) of the Company is greater than $250 million, an amount equal to such excess (the “Excess Amount”); provided that Liquidity must be equal to $250 million after giving effect to such payment and no payment shall be required until the Excess Amount is equal to or great than $1 million at any time.

We made a payment of $4.7 million to reduce these obligations in June 2009 leaving a balance of $128.5 million as of June 30, 2009. Additional repayment amounts are required in thirty-six equal monthly installments commencing on January 15, 2010.

Existing Liquidity Position

The following table provides details of the outstanding components and available unused capacity under the Credit Agreement and ABS Facility at each period end:

(in millions)	June 30, 2009	December 31, 2008
Capacity:
Revolving loan	$950.0	$950.0
ABS Facility	500.0	500.0

Total maximum capacity	1,450.0	1,450.0

Amounts outstanding:
Revolving loan	(339.1)	(515.0)
Letters of credit (6/30/09: $ 482.1 revolver; $77.2 ABS Facility)	(559.3)	(460.5)
ABS Facility borrowings	(205.0)	(147.0)
ABS usage for captive insurance company (see below)	—	(221.0)

Total outstanding	(1,103.4)	(1,343.5)

Unused capacity	$346.6	$106.5

Available unused capacity (6/30/09: $34.0 revolver; $19.1 ABS Facility)	$53.1	$41.9

As we sold certain assets, we used the proceeds to reduce the outstanding revolving loan balance. The Credit Agreement provides that we reserve an accumulated portion of the net cash proceeds from certain asset sales (the “Revolver Reserve Amount”), which amount reduces our revolving credit capacity on a dollar-for-dollar basis unless certain conditions are satisfied. As a result of this provision, our overall availability was reduced by $94.7 million at June 30, 2009. There was no similar amount at December 31, 2008. After considering the Revolver Reserve Amount of $94.7 million, available capacity under the revolving loan was $34.0 million at June 30, 2009. Our Credit Agreement requires that the revolving loan borrowing capacity will be permanently reduced by the Revolver Reserve Amount on September 1, 2009.

The ABS Facility permits borrowings of up to $500 million based on qualifying accounts receivable of the Company. However, at June 30, 2009 and December 31, 2008, our underlying accounts receivable supported total capacity under the ABS Facility of $301.3 million and $435.4 million, respectively. Considering this limitation, available unused capacity under the Credit Agreement and the ABS Facility at June 30, 2009 and December 31, 2008, was $53.1 million and $41.9 million, respectively.

YRC Assurance Co. Ltd. (“YRC Assurance”) was the Company’s captive insurance company domiciled in Bermuda and a wholly owned and consolidated subsidiary of YRC Worldwide. YRC Assurance insured certain of our subsidiaries for certain of their respective self-insured obligations for workers’ compensation liabilities. Certain qualifying investments were made by YRC Assurance as required by Bermuda regulations. These investments included purchasing a position in the underlying receivables supporting our ABS Facility. As a result, as shown in the table above, our capacity under the ABS Facility was reduced by YRC Assurance’s investment in receivables of $221.0 million at December 31, 2008. Our Credit Agreement required us to cease the participation of YRC Assurance in the ABS Facility. We have complied with this requirement, and YRC Assurance is in the process of being dissolved. As a result of these transactions, the operating companies who received insurance from YRC Assurance are now self-insured for their workers’ compensation liabilities.

Future Liquidity

In light of our recent operating results, we have satisfied our short term liquidity needs through a combination of borrowings under our Credit Agreement and ABS Facility and, to a more significant degree, retained proceeds from asset sales and sale/leaseback financing transactions and deferrals of pension plan payments. As our operating results improve, we expect that cash generated from operations will reduce our need to continue to rely upon these sources of liquidity to meet our short term funding requirements. Although we expect the wage reduction and temporary pension contribution cessation will improve our liquidity position, these and other cost savings measures noted above will be realized over time as they are implemented over the next several months. In order to continue to have sufficient liquidity to meet our operating requirements throughout the remainder of 2009:

•	our operating results must continue to improve quarter-over-quarter and shipping volumes must continue to stabilize or recover quarter-over-quarter,

•	we must continue to have access to our Credit Agreement and ABS Facility,

•	we need to complete the sale/leaseback and real estate sale transactions currently under contract as anticipated,

•	our wage reductions and temporary cessation of pension contributions must continue and

•	we must realize the cost savings we expect from these and other actions we have taken to date in the anticipated time periods.

Over the longer term, we have an aggregate of approximately $386.8 million of indebtedness that matures or that we are otherwise required to repurchase at the option of the holder within the next twelve months. Specifically, $150 million in aggregate principal amount of USF’s 8 1/2% Guaranteed Notes (the “USF Notes”) mature on April 15, 2010 and $236.8 million in aggregate principal amount of the 5.0% contingent convertible senior notes due 2023 (the “5.0% Notes”) may be put to us by the holders of the 5.0% Notes on August 8, 2010. In addition, our Credit Agreement permits the lenders to accelerate the maturity date of our obligations under the Credit Agreement if the remaining obligations under the USF Notes is equal to or greater than $50 million on or after March 1, 2010 or if the remaining obligations under the 5.0% Notes is equal to or greater than $50 million on or after June 25, 2010. Finally, the modification to our collective bargaining agreement with the Teamster’s provides that the Teamsters may terminate the wage and benefit reductions in the modification if the USF Notes are not refinanced, repurchased or extinguished before March 1, 2010 or the 5.0% Notes are not refinanced, repurchased or extinguished before July 1, 2010 (or, in each case, such later date as the Teamsters may determine). If we do not have sufficient free cash flow to satisfy these obligations and the capital markets are not available to refinance the obligations, we would not be able to refinance these existing notes. Accordingly, we have retained financial and legal advisors and have commenced discussions with certain holders of these and other outstanding debt securities in an effort to address these upcoming maturities.

Risks and Uncertainties Relating to Liquidity

Our ability to satisfy our future liquidity requirements is subject to a number of risks and uncertainties as outlined below.

The Credit Agreement and the ABS Facility each requires us to comply with a number of covenants. Any failure to comply with these covenants would impact our ability to access borrowings under these facilities. As previously discussed, the Credit Agreement Amendment and the ABS Amendment eliminated any minimum EBITDA requirements through September 30, 2009 and reset the minimum EBITDA requirement for the fourth quarter of 2009 and each quarter during 2010. Additionally, these amendments eliminated the minimum liquidity requirement for August 2009. This minimum liquidity requirement will resume at the $100 million level in September 2009. If we fail to meet our minimum liquidity requirement or our required EBITDA levels under our Credit Agreement and ABS Facility after these dates, we would need to seek a waiver or forbearance from our lenders and lessors under our Credit Agreement, our ABS Facility and certain of our leases; otherwise our lenders and lessors could declare an event of default and accelerate our obligations thereunder.

As of June 30, 2009, we had approximately $35.8 million of sale/leaseback transactions under contract that we expect to complete during the third quarter of 2009. In addition, we signed a contract with NATMI on August 7, 2009 for $81.4 million related to additional properties. The amount of actual dispositions and sale and financing leasebacks that we complete will be determined by the availability of capital and willing buyers and counterparties in the market and the outcome of discussions to enter into and close any such transactions on negotiated terms and conditions, including (without limitation) usual and ordinary closing conditions such as favorable title reports or opinions and favorable environmental assessments of specific properties.

The modification to our collective bargaining agreement with the Teamsters requires, among other things, that we enter into a bank amendment that is acceptable to the Teamsters. We are involved in ongoing discussions with our lenders regarding this amendment. If we fail to enter into such a bank amendment, the Teamsters may nullify the benefits of our recent modification to the collective bargaining agreement (including the wage reduction, temporary pension contribution cessation and related cost benefits).

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

Contingently Convertible Notes

The balance sheet classification of our contingent convertible notes between short-term and long-term is dependent upon certain conversion triggers, as defined in the applicable indenture. The contingent convertible notes include a provision whereby the note holder can require immediate conversion of the notes if, among other reasons, the credit rating on the contingent convertible notes assigned by Moody’s is lower than B2 or if the credit rating assigned by S&P is lower than B. At June 30, 2009 and December 31, 2008, the conversion trigger was met, and accordingly, the contingent convertible notes have been classified as a short-term liability in the accompanying consolidated balance sheets. Based upon this particular conversion right and based upon an assumed market price of our stock of $1.50 per share, which approximates the current market price, our aggregate obligation for full satisfaction of the $379.1 million par value of contingent convertible notes would require cash payments of $13.7 million.

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

The following table illustrates our calculation for determining free cash flow for the six months ended June 30:

(in millions)	2009	2008
Net cash (used in) provided by operating activities	$(243.4)	$110.6
Net property and equipment proceeds (additions)	11.5	(66.0)
Proceeds from exercise of stock options	—	0.1

Free cash flow	$(231.9)	$44.7

Operating cash flows decreased $354.0 million during the six months ended June 30, 2009 versus the same period in 2008. Cash from operations was impacted by the reduction of general business volumes in 2009 with lower revenue and an exponentially larger reduction in operating income. Lower business volumes contributed to a reduction in accounts receivable and accounts payable from 2008 to 2009 of $167.0 million and $83.1 million, respectively. The 2009 period reflects the deferral of pension contributions of $133 million that, if paid would have increased the negative free cash flow for 2009 by the same amount.

Net property and equipment additions were $77.5 million lower in 2009 versus 2008 due to both a strategic decision to reduce overall capital expenditures during this period of reduced volumes and our financing alternative of leasing $18.9 million of revenue equipment during the six months ended June 30, 2009. We intend to continue leasing revenue equipment under various master lease agreements to satisfy any equipment needs in the near term. Proceeds from dispositions have increased in the six months ended June 30, 2009 to $37.5 million from $11.1 million primarily due to our increased sales of excess property resulting from the network integration efforts.

Net cash provided by financing activities was $71.3 million in 2009 versus net cash used by financing activities of $37.4 million in 2008. During the six months ended June 30, 2009 we increased borrowings under our ABS facility by $58.0 million versus reduced borrowings of $40 million during the six months ended June 30, 2008. Additionally, during the six months ended June 30, 2009, we entered into lease financing transactions that generated proceeds of $284.2 million and, in turn, provided funds to lower our borrowings primarily under our credit facilities in the amount of $223.4 million. We also incurred debt issuance costs of $47.5 million in 2009 in conjunction with our ABS and credit facility amendments.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of June 30, 2009.

Contractual Cash Obligations

	Payments Due By Period
(in millions)	Less than 1 year (a)	2-3 years	4-5 years	After 5 years	Total
Balance sheet obligations:
ABS borrowings	$205.0	$—	$—	$—	$205.0
Long-term debt including interest(b)	231.1	343.0	614.4	—	1,188.5
USF Red Star multi-employer pension withdrawal obligations including interest	1.7	3.5	2.1	—	7.3
Lease financing obligations including interest	33.2	69.0	71.9	202.4	376.5
Pension deferral obligation including interest	29.4	92.2	21.6	—	143.2

Off balance sheet obligations:
Operating leases	99.8	117.5	40.0	27.9	285.2
Capital expenditures	14.2	—	—	—	14.2

Total contractual obligations	$614.4	$625.2	$750.0	$230.3	$2,219.9

(a)	Total liabilities for unrecognized tax benefits as of June 30, 2009, were $83.9 million and are classified on the Company’s consolidated balance sheet within “Other Current and Accrued Liabilities”.
(b)	Long-term debt maturities are reflected by contractual maturity for all obligations other than the contingent convertible senior notes. These notes are instead presented based on the earliest possible redemption date defined as the first date on which the note holders have the option to require us to purchase their notes at par. At June 30, 2009, these notes are convertible for cash payments of approximately $13.7 million based on an assumed market price of $1.50 per share for our common stock. Should the note holders elect to exercise the conversion options, cash payments of $13.7 million would be less than those presented in the table above.

During the six months ended June 30, 2009, we entered into new operating leases for revenue equipment of approximately $18.9 million.

We expect to contribute $2.6 million to our company-sponsored, single employer pension plans in 2009.

We are required to remit a fee of $10 million on September 30, 2009, to our lenders under the ABS Facility if the facility has not been terminated by that date or the Company does not have a corporate credit rating of B/B2 or better from S&P and Moody’s by such date.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Unused line of credit	$19.1	$—	$34.0	$—	$53.1
Letters of credit	559.3	—	—	—	559.3
Surety bonds	122.9	0.1	0.1	—	123.1

Total commercial commitments	$701.3	$0.1	$34.1	$—	$735.5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of June 30, 2009.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity” for additional information regarding our liquidity and compliance with covenants in our Credit Facilities.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 14, 2009. At the meeting, the following matters were voted on by the shareholders:

Election of directors.

Nominees	For	Withheld
Michael T. Byrnes	33,735,473	18,566,759
Cassandra C. Carr	33,639,861	18,662,371
Howard M. Dean	49,745,250	2,556,982
Dennis E. Foster	33,595,739	18,706,493
Phillip J. Meek	33,668,213	18,634,019
Mark A. Schulz	50,057,861	2,244,371
William L. Trubeck	49,849,074	2,453,158
Carl W. Vogt	49,080,533	3,221,699
William D. Zollars	46,207,999	6,094,233

Approval of the YRC Worldwide Inc. Union Employee Option Plan.

For	Against	Abstain	Broker Non-Votes
19,542,407	16,327,186	249,706	16,182,933

Approval of the YRC Worldwide Inc. Non-Union Employee Option Plan.

For	Against	Abstain	Broker Non-Votes
21,036,903	14,856,027	226,370	16,182,932

Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2009.

For	Against	Abstain
51,001,883	1,007,035	293,314

Item 5.	Other Information

Modification to Collective Bargaining Agreement

On August 7, 2009, we announced that a majority of our union employees represented by the Teamsters voted in favor to modify the National Master Freight Agreement, effective April 1, 2008 through March 31, 2013 (the “NMFA”), with YRC Inc., USF Holland Inc. and New Penn Motor Express, Inc. The principal terms of the modification of the NMFA are set forth herein under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity—Ratification of Collective Bargaining Agreement Modification” and incorporated herein by reference.

Real Estate Sales

On August 7, 2009, we entered into real estate sales contracts with NATMI to sell and simultaneously lease back a pool of our facilities and to sell excess property located throughout the United States.

The aggregate purchase price for the subject facilities is approximately $81.4 million. We expect to close the transactions in the third and fourth quarters of 2009. The closings of the transactions are subject to the satisfaction of normal and customary due diligence and related conditions, including NATMI’s right to terminate its obligation to purchase a portion or all of the facilities in its sole discretion during the inspection period. If we are unable to obtain by closing a lien release for a specific facility from JPMorgan Chase Bank, National Association, the administrative agent to our Credit Agreement, NATMI may terminate its obligation to purchase and we may terminate our obligation to sell certain facilities, subject to a customary breakup fee. Pursuant to the terms of the Credit Agreement, the administrative agent will be authorized to release such a lien provided that no default or event of default under the Credit Agreement has occurred and is continuing prior to the closing for a facility or would arise after giving effect to such closing.

Initial annual lease payments for the facilities that will be leased back from NATMI will be approximately $9.7 million in the aggregate, subject to annual increases based on changes in the Consumer Price Index. The initial lease term for each facility will be 10 years, with renewal options to extend the term of each lease by up to an additional 30 years. During the lease term for each facility, as it may be extended, we will have a right of first offer in the event NATMI proposes to sell the facility.

We have previously entered into other sale-leaseback transactions with NATMI in the ordinary course of business.

Item 6.	Exhibits

3.1	Bylaws of the Company, as amended through May 14, 2009 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on May 14, 2009, File No. 000-12255).

10.1	Amendment No. 4, dated April 15, 2009, to the Credit Agreement, dated as of August 17, 2007, among the Company, the Canadian Borrower, the UK Borrower, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 000-12255).

10.2*	Amendment No. 5 (dated as of May 14, 2009), Amendment No. 6 (dated as of May 15, 2009) and Amendment No. 7 (dated as of June 17, 2009) to the Credit Agreement, dated as of August 17, 2007, among the Company, the Canadian Borrower, the UK Borrower, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent.

10.3*	Amendment No. 5 (dated May 15, 2009) and Amendment No. 6 (dated May 20, 2009) to Third Amended and Restated Receivables Purchase Agreement, dated as of April 18, 2008, as amended, among Yellow Roadway Receivables Funding Corporation, as Seller; Falcon Asset Securitization Company LLC, Three Pillars Funding LLC and Amsterdam Funding Corporation, as Conduits; the financial institutions party thereto as Committed Purchasers; Wachovia Bank, National Association, as Wachovia Agent and LC Issuer; SunTrust Robinson Humphrey, Inc., as Three Pillars Agent, The Royal Bank of Scotland plc (successor to ABN AMRO Bank, N.V.), as Amsterdam Agent, and JPMorgan Chase Bank, N.A., as Falcon Agent and Administrative Agent.

10.4*	Contribution Deferral Agreement dated as of June 17, 2009 by and between YRC Inc., USF Holland, Inc., New Penn Motor Express, Inc., USF Reddaway Inc., the Trustees for the Central States, Southeast and Southwest Areas Pension Fund and the other Funds from time to time party thereto and Wilmington Trust Company, as Agent.

10.5	Amendment No. 3 (effective March 6, 2009), Amendment No. 4 (effective March 31, 2009) and Amendment No. 5 (effective April 21, 2009) to Real Estate Sales Contract, effective December 19, 2008, between NATMI Truck Terminals, LLC and YRC Worldwide Inc. (incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 000-12255).

10.6	Retention Payment, Non-Competition, Non-Solicitation, Non-Disparagement, and Confidentiality Agreement dated June 2, 2009 by and between the Company and Michael J. Smid (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on June 2, 2009, File No. 000-12255).

31.1*	Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Timothy A. Wicks pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification William D. Zollars pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Timothy A. Wicks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC Worldwide Inc.
Registrant

Date: August 10, 2009	/s/ William D. Zollars
William D. Zollars
Chairman of the Board of Directors, President & Chief Executive Officer

Date: August 10, 2009	/s/ Timothy A. Wicks
Timothy A. Wicks
Executive Vice President & Chief Financial Officer