Form 10-Q
period 2009-09-30
YRC WORLDWIDE INC
filed 2009-11-09
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009
Common Stock, $1 par value per share	60,178,681 shares

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(Amounts in thousands except per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$162,771	$325,349
Accounts receivable, net	648,891	837,055
Prepaid expenses and other	193,470	298,101

Total current assets	1,005,132	1,460,505

Property and Equipment:
Cost	3,775,775	3,977,881
Less – accumulated depreciation	(1,816,404)	(1,776,904)

Net property and equipment	1,959,371	2,200,977

Intangibles, net	170,664	184,769
Other assets	145,836	119,862

Total assets	$3,281,003	$3,966,113

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$256,556	$333,910
Wages, vacations and employees’ benefits	278,128	356,410
Other current and accrued liabilities	403,385	489,994
Current maturities of long-term debt	749,800	562,321

Total current liabilities	1,687,869	1,742,635

Other Liabilities:
Long-term debt, less current portion	892,027	787,415
Deferred income taxes, net	131,487	242,663
Pension and postretirement	384,979	370,031
Claims and other liabilities	410,206	341,918
Commitments and contingencies
Shareholders’ Equity (Deficit):
Common stock, $1 par value per share	62,617	62,413
Preferred stock, $1 par value per share	—	—
Capital surplus	1,264,891	1,239,586
Accumulated deficit	(1,296,816)	(555,261)
Accumulated other comprehensive loss	(163,520)	(172,550)
Treasury stock, at cost (3,079 shares)	(92,737)	(92,737)

Total shareholders’ equity (deficit)	(225,565)	481,451

Total liabilities and shareholders’ equity (deficit)	$3,281,003	$3,966,113

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the Three and Nine Months Ended September 30

(Amounts in thousands except per share data)

(Unaudited)

	Three Months		Nine Months
	2009	2008	2009	2008
Operating Revenue	$1,306,338	$2,380,258	$4,137,213	$7,011,578

Operating Expenses:
Salaries, wages and employees’ benefits	835,527	1,315,473	3,014,883	4,009,043
Operating expenses and supplies	297,006	539,614	973,672	1,570,938
Purchased transportation	163,816	303,221	503,070	839,471
Depreciation and amortization	61,442	67,808	192,160	194,556
Other operating expenses	77,642	103,165	260,889	322,243
Gains on property disposals, net	(11,142)	(15,466)	(10,555)	(8,927)
Impairment charges	—	823,064	—	823,064

Total operating expenses	1,424,291	3,136,879	4,934,119	7,750,388

Operating Income (Loss)	(117,953)	(756,621)	(796,906)	(738,810)
Nonoperating (Income) Expenses:
Interest expense	44,440	21,107	115,073	59,323
Equity investment impairment	—	—	30,374	—
Other, net	2,667	(1,028)	6,539	(4,862)

Nonoperating expenses, net	47,107	20,079	151,986	54,461

Income (Loss) Before Income Taxes	(165,060)	(776,700)	(948,892)	(793,271)
Income tax provision (benefit)	(6,324)	(55,823)	(207,337)	(61,802)

Net Income (Loss)	$(158,736)	$(720,877)	$(741,555)	$(731,469)

Average Common Shares Outstanding – Basic	59,534	57,317	59,463	57,106
Average Common Shares Outstanding – Diluted	59,534	57,317	59,463	57,106
Basic Earnings (Loss) Per Share	$(2.67)	$(12.58)	$(12.47)	$(12.81)
Diluted Earnings (Loss) Per Share	$(2.67)	$(12.58)	$(12.47)	$(12.81)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the Nine Months Ended September 30

(Amounts in thousands)

(Unaudited)

	2009	2008
Operating Activities:
Net income (loss)	$(741,555)	$(731,469)
Noncash items included in net income (loss):
Depreciation and amortization	192,160	194,556
Stock compensation expense	28,786	7,855
Pension settlement charges	7,968	—
Impairment charges	—	823,064
Curtailment gains	—	(97,788)
Equity investment impairment	30,374	—
Gains on property disposals, net	(10,555)	(8,958)
Deferred income tax benefit, net	(196,134)	(38,620)
Other noncash items, net	25,965	(4,560)
Changes in assets and liabilities, net:
Accounts receivable	188,164	(21,269)
Accounts payable	(75,669)	(45,666)
Other operating assets	67,768	28,797
Other operating liabilities	166,987	56,873

Net cash (used in) provided by operating activities	(315,741)	162,815

Investing Activities:
Acquisition of property and equipment	(35,179)	(104,402)
Proceeds from disposal of property and equipment	106,010	78,796
Investment in affiliate	—	(34,289)
Other	3,462	(4,449)

Net cash provided by (used in) investing activities	74,293	(64,344)

Financing Activities:
Asset backed securitization borrowings (payments), net	40,695	(38,000)
Issuance of long-term debt	305,130	—
Repayment of long-term debt	(211,048)	(5,096)
Debt issuance costs	(55,907)	(11,035)
Proceeds from exercise of stock options	—	50

Net cash provided by (used in) financing activities	78,870	(54,081)

Net (Decrease) Increase In Cash and Cash Equivalents	(162,578)	44,390
Cash and Cash Equivalents, Beginning of Period	325,349	58,233

Cash and Cash Equivalents, End of Period	$162,771	$102,623

Supplemental Cash Flow Information:
Pension contribution deferral transfer to long-term debt	$157,216	$—

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY (DEFICIT)

YRC Worldwide Inc. and Subsidiaries

For the Nine Months Ended September 30

(Amounts in thousands except per share data)

(Unaudited)

2009
Common Stock
Beginning balance	$62,413
Issuance of equity awards	204

Ending balance	$62,617

Capital Surplus
Beginning balance	$1,224,606
Cumulative effect – adoption of FASB ASC 470-20-65-1 (See Note 7)	14,980

Adjusted beginning balance	1,239,586
Share-based compensation	25,517
Other, net	(212)

Ending balance	$1,264,891

Accumulated Deficit
Beginning balance	$(547,338)
Cumulative effect – adoption of FASB ASC 470-20-65-1 (See Note 7)	(7,923)

Adjusted beginning balance	(555,261)
Net loss	(741,555)

Ending balance	$(1,296,816)

Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(172,550)
Pension, net of tax:
Reclassification of net losses to net income	1,562
Foreign currency translation adjustment	7,468

Ending balance	$(163,520)

Treasury Stock, At Cost
Beginning and ending balance	$(92,737)

Total Shareholders’ Equity (Deficit)	$(225,565)

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

•

YRC Regional Transportation (“Regional Transportation”) is the reporting unit for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of New Penn Motor Express, Holland and Reddaway. These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the U.S., Canada, Mexico and Puerto Rico. Approximately 93% of Regional Transportation LTL shipments are completed in two days or less.

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

At September 30, 2009, approximately 69% of our labor force is subject to various collective bargaining agreements, which predominantly expire in 2013.

2. Principles of Consolidation and Accounting Policies

The accompanying consolidated financial statements include the accounts of YRC Worldwide and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in non-majority owned affiliates or those in which we do not have control where the entity is either not a variable interest entity or YRC Worldwide is not the primary beneficiary, are accounted for on the equity method. There are no noncontrolling (minority) interests in our consolidated subsidiaries, consequently, all of our shareholders’ equity (deficit), net income (loss) and comprehensive income (loss) for the period’s presented are attributable to controlling interests. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates. We have prepared the consolidated financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included in these financial statements herein have been made. We have considered subsequent events through November 9, 2009, the date of this report. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Restricted Cash

As required by our Credit Agreement, certain net cash proceeds from asset sales were required to be deposited in a restricted account (the “Escrow Account”), invested in a money market fund and pledged to our lenders under the Credit Agreement. On June 17, 2009, we entered into Amendment No. 7 to our Credit Agreement which provided for the release of all amounts in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

Escrow Account totaling approximately $73 million (except for $3.6 million that was released to the Company to prepay certain deferred pension obligations discussed below). These released amounts were used to repay a portion of the revolving loan under the Credit Agreement.

Assets Held for Sale

When we plan to dispose of property or equipment by sale, the asset is carried in the financial statements at the lower of the carrying amount or estimated fair value, less cost to sell, and is reclassified to assets held for sale. Additionally, after such reclassification, there is no further depreciation taken on the asset. For an asset to be classified as held for sale, management must approve and commit to a formal plan, the sale should be anticipated during the ensuing year and the asset must be actively marketed, be available for immediate sale, and meet certain other specified criteria. At September 30, 2009 and December 31, 2008, the net book value of assets held for sale was approximately $124.4 million and $32.4 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets. We recorded charges of $6.7 million and $13.8 million for the three and nine months ended September 30, 2009, and $0.4 million and $6.8 million for the three and nine months ended September 30, 2008, respectively, to reduce properties and equipment held for sale to estimated fair value, less cost to sell. These charges are included in “Gains on Property Disposals, Net” in the accompanying statements of consolidated operations.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and asset-backed securitization borrowings approximates their fair value due to the short-term nature of these instruments.

Reclassifications

Certain amounts within the prior year have been reclassified to conform with the current year presentation. We reclassified certain reorganization and settlement costs to their related expense account to make the presentation comparable to 2009.

3. Intangibles

We have the following amortizable intangible assets:

		September 30, 2009		December 31, 2008
(in millions)	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	11.9	$214.8	$80.0	$214.2	$65.4
Marketing related	5.6	3.6	3.0	3.5	2.6
Technology based	5.0	25.6	24.6	25.6	23.3

Intangible assets		$244.0	$107.6	$243.3	$91.3

Total marketing related intangible assets with indefinite lives, primarily tradenames, were $34.3 million and $32.8 million as of September 30, 2009 and December 31, 2008, respectively.

During the nine months ended September 30, 2009, we determined indicators of impairment, primarily volume reductions in all of our reporting segments, were present. We performed certain tests consisting of discounted cash flow models and determined that the lives assigned to certain customer relationships should be reduced to better align with actual attrition rates. This resulted in additional amortization expense of $1.4 million and $2.8 million during the three and nine month periods ended September 30, 2009, respectively. Estimated amortization expense related to intangible assets for all of 2009 and each of the next five years is as follows:

(in millions)	2009	2010	2011	2012	2013	2014
Estimated amortization expense	$21.5	$20.4	$19.4	$19.4	$19.4	$19.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

No other impairment amounts were required as of September 30, 2009.

4. Restructuring

During the first nine months of 2009, we closed 18 service centers that were previously a part of the Regional Transportation networks. As a part of this action, we incurred certain restructuring charges of approximately $7.2 million consisting of employee severance, lease cancellations and other incremental costs. Also during the first nine months of 2009, we integrated our Yellow Transportation and Roadway networks into a single transportation network branded “YRC”. We incurred additional severance costs of $34.0 million, including $24.4 million in the National Transportation segment and $4.2 million in our Regional Transportation segment as we reduced headcount in response to both the YRC integration and lower volumes. Our National Transportation segment also recorded a $23.0 million charge consisting of contract and lease cancellations related to the YRC integration. Finally, our YRC Logistics segment recorded $5.2 million of severance and lease cancellation costs primarily in response to lower business levels.

We assess the accrual requirements under our restructuring efforts at the end of each reporting period. A rollforward of the restructuring accrual is set forth below:

(in millions)	Employee Separation	Contract Termination and Other Costs	Total
Balance at December 31, 2008	$6.2	$4.6	$10.8
Restructuring charges	41.1	28.3	69.4
Payments	(33.7)	(7.5)	(41.2)

Balance at September 30, 2009	$13.6	$25.4	$39.0

5. Other Assets

The primary components of other assets are as follows:

(in millions)	September 30, 2009	December 31, 2008
Equity method investments:
JHJ International Transportation Co., Ltd.	$44.4	$47.7
Shanghai Jiayu Logistics Co., Ltd.	20.6	44.6
Other	80.8	27.6

Total	$145.8	$119.9

During the nine months ended September 30, 2009, we determined our investment with respect to Shanghai Jiayu Logistics Co., Ltd. incurred an other than temporary impairment. This is primarily the result of different assumptions with respect to revenue growth rates from the initial valuation to those assumed in the current economic environment. As a result, we recognized an impairment charge for this equity method investment of $30.4 million in the nine months ended September 30, 2009. This amount is classified as a non-operating expense in the accompanying statements of operations. No such amount was recorded during the three or nine months ended September 30, 2008.

6. Liquidity

The current economic environment continues to have a dramatic effect on our industry. This economic environment continues to negatively impact our customers’ needs to ship and, therefore, negatively impacts the volume of freight we service and the price we receive for our services. As a result, we continue to experience lower year-over-year revenue (primarily a function of declining volume), operating losses and negative cash flow. In addition, we believe that many of our existing customers have reduced their business with us due to their concerns regarding our financial condition. As a result, these concerns have had an adverse effect on our revenues, results of operations and liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

As a part of our comprehensive plan, we have executed on a number of significant initiatives during 2009 to respond to these conditions, which are described more fully below. In March 2009, we completed the integration of our Yellow Transportation and Roadway networks into one service network, now branded “YRC”. As we continue to improve our service and stabilize our financial condition, we anticipate the return of shipping volume from these customers. However, we cannot predict how quickly and to what extent this volume will return. On a sequential basis, as compared with the second quarter, our operating revenue decreased 1.6% due to modestly declining volumes, but our operating results improved by approximately $182 million, and our operating cash flows improved by $77 million. Sequential improvements were aided by successful cost and liquidity actions within our comprehensive plan which we discuss below.

Comprehensive Plan

In light of the current economic environment and the resulting challenging business conditions, we have implemented or are in the process of implementing the following actions (among others) as part of our comprehensive plan to reduce our cost structure and improve our operating results, cash flow from operations, liquidity and financial condition:

•	the integration in March 2009 of our Yellow Transportation and Roadway networks into a single service network, now branded “YRC”. See “—YRC Integration” below.

•	the discontinuation in March 2009 of the geographic service overlap between our Holland and New Penn networks

•	the first quarter implementation of a 10% wage reduction for substantially all of our employees (both union and non-union). See “—Ratification of Collective Bargaining Agreement Modification” below.

•

the deferral of payment of certain contributions to our Teamster multi-employer pension funds, mostly in the first half of 2009, pursuant to a Contribution Deferral Agreement. See “— Pension Contribution Deferral Obligations” below.

•	further reductions in the number of terminals to right-size our transportation networks to current shipment volumes

•	the August 2009 implementation of an additional 5% wage reduction for substantially all of our union employees. See “—Ratification of Collective Bargaining Agreement Modification” below.

•

the temporary cessation of pension contributions to our Teamster multi-employer pension funds starting in July 2009 through December 31, 2010, which cessation eliminates the need to recognize expense for these contributions during this period. See “—Ratification of Collective Bargaining Agreement Modification” below.

•	the continued suspension of company matching 401(k) contributions for non-union employees

•	the sale of excess property and equipment, primarily resulting from the integration of the Yellow Transportation and Roadway networks

•	the sale and leaseback of core operating facilities. See “—Lease Financing Transactions” below.

•	reductions in force to scale our business to current shipping volumes

•	other cost reduction measures in general, administrative and other areas

•	changes to our overall risk management structure to reduce our letter of credit requirements

•

a longer-term amendment to our Credit Agreement (defined below) to provide us greater access to the liquidity that our revolving credit facility provides and the deferral of interest and fees that we pay to our lenders, subject to the conditions that the amended Credit Agreement requires. See “— Credit Agreement Amendments” below.

•	a renewal and amendment of our ABS Facility (defined below) to defer most of the fees in connection with our ABS Facility, subject to certain conditions. See “– ABS Facility Amendments” below.

•

an agreement with our Teamster multi-employer pension funds to defer the payment of interest on our deferred obligations, and to defer the beginning of installment payments of previously deferred contributions, in each case, subject to the conditions that the CDA Amendment (defined below) requires. See “— Pension Contribution Deferral Obligations” below.

•

our expected launch of an exchange offer (the “Exchange Offer”) to exchange our outstanding USF 8 1/2% notes and contingent convertible notes for common stock and preferred stock of the Company. See “—Contemplated Exchange Offer” below.

Certain of these actions are further described below. The final execution of our plan has certain risks that we are not able to completely control which may adversely impact our liquidity. See “Risks and Uncertainties Regarding Future Liquidity” below.

YRC Integration

In March 2009, we completed the integration of our Yellow Transportation and Roadway networks into one service network, now branded “YRC”. During the integration, we believe that many of our customers reduced their shipments with us to mitigate their risks from our integration. As our service has improved from the March 2009 integration, many of these customers are now returning their shipping volumes to us and we have added new customers. However, these volumes have not returned as quickly as we had anticipated. We cannot predict how quickly and to what extent these volumes will return. As a result of the successful integration, we have been able to implement a number of significant cost savings actions, including reducing the number of terminals, reducing headcount and decreasing our fleet size. We will implement further cost saving measures if we experience further declines in shipping volume.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

Ratification of Collective Bargaining Agreement Modification

In August 2009, the employees in most of our bargaining units who are represented by the International Brotherhood of Teamsters (the “Teamsters”) ratified a modification to our collective bargaining agreement. The modification provides (among other things) the following:

•

a temporary cessation of the requirement for the Company’s subsidiaries to make contributions on behalf of most of the Company’s Teamster represented employees to union multi-employer pension funds from July 2009 through December 31, 2010. These contributions will not need to be repaid in the future and, therefore, will be a cost reduction during this period

•	a 15% wage reduction (which includes the 10% wage reduction previously implemented in January 2009) for most of the Company’s Teamster represented employees

•

a reduction in the increase in contributions to multiemployer health and welfare plans from $1.00 per hour to $0.20 per hour that occurred on August 1, 2009 and to $0.40 per hour that is scheduled for August 1, 2010

•

the establishment of a stock option plan for participating union employees, providing for options to purchase an additional 20% of the Company’s outstanding common stock on a fully diluted basis as if all outstanding stock options were exercised on the date the plan is established. This plan is required to be on terms substantially similar to the plan created in January 2009, when the first 10% wage reduction was implemented. These options are expected to be granted immediately following a successful completion of the Exchange Offer (and any associated reverse stock split substantially contemporaneous with the Exchange Offer)

•

during the period in which the temporary pension contribution cessation is in effect, subject to the approval of the Company’s board of directors, which approval may not be unreasonably withheld, the Company is required to appoint a director that the Teamsters nominate. This person has not yet been nominated.

As with prior ratification elections, a small number of the bargaining units representing less than 10% of our Teamster employees did not initially ratify the labor agreement modifications on August 7, 2009. The Company and the Teamsters have since addressed employee concerns and most of these units have either subsequently ratified the modifications or have merged or will merge with other bargaining units that have previously ratified the modifications. A small number of bargaining units representing less than 4% of our Teamster employees, mostly Reddaway employees or Reimer employees in Canada continue to consider the modifications. These units do not impact contributions to U.S. multi-employer pension funds, as the units do not generally participate in these funds.

Credit Facilities

Our primary liquidity vehicles, the Credit Agreement and the ABS Facility are collectively referred to herein as the “credit facilities”. The Credit Agreement continues to provide us with a $950 million senior revolving credit facility, including sublimits available for borrowings under certain foreign currencies and for letters of credit, and a senior term loan in an aggregate outstanding principal amount of approximately $111.5 million. Throughout 2009, we have entered into various waivers and amendments in respect of our credit facilities to provide additional liquidity and to provide relief to the Company’s covenants under the credit facilities.

Credit Agreement Amendments

On October 9, 2009, and October 27, 2009, the Company entered into Amendments Nos. 11 and 12, respectively, to our Credit Agreement. The following discusses certain aspects of these amendments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

— Revolver Reserve Amount

During 2009, the Company has sold certain of its assets, generally excess real estate and real estate that the Company has sold and leased back from the buyer. Much of the excess real estate has been available for sale due to the Company’s integration of its Yellow Transportation and Roadway networks and the Company’s cost reductions that the Company has undertaken in response to its volume declines. Prior to Amendment No. 12 to the Credit Agreement, the Credit Agreement provided that a portion of the net proceeds from the Company’s sales of real estate was placed into a revolver reserve. The Credit Agreement only permitted the Company to borrow from the revolver reserve if 66 2/3% of the Lenders voted in favor of the borrowing. The amount in the revolver reserve is part of, and not in addition to, the $950 million credit facility that the Credit Agreement provides. The revolver reserve effectively “blocks” the Company from borrowing on that portion of the Credit Facility until the conditions to borrowing to access the blocked amount are met. Prior to Amendment No. 12 to the Credit Agreement, any amounts in the revolver reserve that were not borrowed by October 29, 2009 would have permanently reduced the revolving credit commitments under the Credit Agreement.

Amendment No. 12 to the Credit Agreement extends the date from October 29, 2009 to January 1, 2012 (or such later date as may be agreed to by 66 2/3% of the lenders) on which the revolving commitments will be permanently reduced by the revolver reserve amount, subject to early termination upon a Deferral Termination Event (defined below) so long as the Recapitalization Transaction (as defined in the Credit Agreement) is completed and the CDA Amendment (defined below) is effective. The Exchange Offer, as presently contemplated (and described below in “Contemplated Exchange Offer”), would meet the definition in the Credit Agreement of a Recapitalization Transaction. On November 5, 2009, the CDA Amendment became effective. However, if the Exchange Offer is not completed on or before December 16, 2009 (or such later date as may be agreed to by 66 2/3% of the lenders, the “Exchange Offer Deadline”), the revolving commitments will be permanently reduced by an amount equal to the then current revolver reserve amount on that date.

Amendment No. 12 to the Credit Agreement bifurcated the revolver reserve amount into two blocks: the existing revolver reserve block and the new revolver reserve block.

The existing revolver reserve block is $106 million and will not increase above that amount. Until the earlier of the completion of the Exchange Offer and the Exchange Offer Deadline, the Credit Agreement Amendment continues to provide the Company access to $50 million of the existing revolver reserve block at any time for specified operating needs (“Permitted Interim Loans”). Access to the remaining existing revolver reserve block (and any portion of the $50 million of the existing revolver reserve block that could be, but is not, borrowed prior to the completion of the Exchange Offer) is subject to borrowing conditions, including (among others) the following:

•

after giving effect to each borrowing, unrestricted Permitted Investments (as defined in the Credit Agreement) are less than or equal to $125 million (or, $100 million to the extent that any Permitted Interim Loans are outstanding)

•	completion of the Exchange Offer

•	either

•

the Company meets certain specified minimum weekly operating thresholds based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) and maintains certain monthly selling, general and administrative (“SG&A”) expense amounts below specified maximum thresholds or

•	66 2/3% of the lenders approve the borrowing

The new revolver reserve block was approximately $8.7 million at October 27, 2009 and will be increased by mandatory prepayments of net cash proceeds from certain asset sales and any excess cash flow sweeps. The Company may access the new revolver reserve block after the existing revolver reserve block has been fully borrowed, subject to the same borrowing conditions applicable to the existing revolver reserve block, except that the Company must obtain the approval of 66 2/3% of the lenders rather than complying with the minimum weekly operating EBITDA thresholds and maximum SG&A monthly expense amounts.

— Interest and Fee Deferrals

Amendment No. 12 to the Credit Agreement provides that the lenders will defer the payment of revolver and term loan interest, letter of credit fees and commitment fees for the period:

•	beginning upon the completion of the Exchange Offer and

•	ending on December 31, 2010, subject to an extension until December 31, 2011 if agreed to by 66 2/3 % of the lenders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

— Deferral Exceptions and Termination Events

There are exceptions and termination events with respect to the interest and fee deferral described above, including (among others) the following:

•

no further interest and fees will be deferred and all previously deferred amounts will become payable at the direction of a majority of the lenders, upon the occurrence of certain specified events, including (among others) the following, unless 66 2/3% of the lenders agree otherwise (each, a “Deferral Termination Event”):

•

the modification to our collective bargaining agreement (described above in “— Ratification of Collective Bargaining Agreement Ratification”) terminates or is amended or otherwise modified (including, by the operation of any “snapback” or similar provisions) in any way that is adverse to the Company or the Lenders in a manner that could reasonably be expected, individually or in the aggregate, to result in an impact of greater than $5 million in any calendar year;

•	the Company amends or otherwise modifies the Contribution Deferral Agreement and related agreements in any way that is adverse to the Company or the lenders; or

•

on or after completion of the Exchange Offer, the Company makes any cash payment of any pension fund obligations and any interest thereon that the Company deferred in 2009 under the Contribution Deferral Agreement other than:

•	payments of proceeds resulting from the sale of real property that collateralizes the deferred pension obligations and which the pension funds have a first lien; or

•	payments of permitted fees and expenses.

•

no further interest and fees will be deferred upon any cash payment (other than payments described in the preceding bullets) of any pension fund liabilities (and any interest thereon) due prior to December 31, 2011 other than certain permitted payments, including payments to the Company’s single employer pension plans that are required to be made pursuant to ERISA and payments to certain multiemployer pension plans (each, a “Deferral Suspension Event”). Any deferred interest and fees will not become due and payable solely as a result of a Deferral Suspension Event.

•	commencing on January 1, 2011,

•

if after giving effect to an interest or fee payment on the applicable interest or fee payment date, the Available Interest Payment Amount (as defined in the Credit Agreement) on the interest or fee payment date would be equal to or greater than $150 million, the Company must make such payment in full in cash on such interest or fee payment date and

•	to the extent that the Available Interest Payment Amount on any business day exceeds $225 million, the Company must apply the excess over $225 million to pay previously deferred interest and fees.

— Mandatory Prepayments

Under the Credit Agreement, as amended, we are obligated to make mandatory prepayments on an annual basis of any excess cash flow and upon the receipt of net cash proceeds from certain asset sales and the issuance of equity and if we have an average liquidity amount for the immediately preceding five business days in excess of $250 million. The percentage of net cash proceeds received and the manner in which they are applied varies as set forth in greater detail in the Credit Agreement.

Asset Sales

The Credit Agreement, as amended, allows us to receive up to $400 million of net cash proceeds from asset sales in 2009 and $200 million of net cash proceeds from asset sales in 2010, which limits do not include net cash proceeds received from certain asset sales, including the following:

•	the sale of real estate that constitutes first lien collateral of the pension funds pursuant to the Contribution Deferral Agreement

•	the initial sale and lease back transaction completed with NATMI Truck Terminals, LLC in the first half of 2009, and

•	permitted dispositions approved by a majority of the lenders.

In addition, after Amendment No. 12 to the Credit Agreement, we can only consummate sale and leaseback transactions if

•	a majority of our bank lenders approve the transactions or

•	such transactions were approved by the bank lenders in connection with Amendment No. 12.

The Company expects to close approximately $50 million of approved sale leaseback transactions in the fourth quarter of 2009. See “—Lease Financing Transactions”. The closing of these sale leaseback transactions is subject to the satisfaction of normal and customary due diligence and related conditions, including the right of each buyer to terminate its obligation in its sole discretion during the inspection period, which conditions may be outside of the Company’s control.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

Financial Covenants

Amendment No. 12 to the Credit Agreement eliminated the previous requirement that the Company maintain certain leverage and interest coverage ratios. In addition, Amendment No. 12 to the Credit Agreement eliminated minimum consolidated EBITDA level requirements for the fourth quarter of 2009 and the first quarter of 2010. Finally, Amendment No. 12 to the Credit Agreement reset certain requirements that the Company maintain minimum consolidated EBITDA and maximum capital expenditure levels, as follows:

Period	Minimum Consolidated EBITDA
For the fiscal quarter ending on June 30, 2010	$65,000,000
For the two consecutive fiscal quarters ending September 30, 2010	$135,000,000
For the three consecutive fiscal quarters ending December 31, 2010	$200,000,000
For the four consecutive fiscal quarters ending March 31, 2011	$270,000,000
For the four consecutive fiscal quarters ending June 30, 2011	$270,000,000
For the four consecutive fiscal quarters ending September 30, 2011	$280,000,000
For the four consecutive fiscal quarters ending December 31, 2011	$270,000,000
For the four consecutive fiscal quarters ending March 31, 2012	$300,000,000
For the four consecutive fiscal quarters ending June 30, 2012	$330,000,000

Period	Maximum Capital Expenditures
For the fourth fiscal quarter in 2009	$30,000,000
For the four consecutive fiscal quarters ending December 31, 2009	$60,000,000
For any single fiscal quarter in 2010	$57,500,000
For the four consecutive fiscal quarters ending December 31, 2010	$115,000,000
For any single fiscal quarter in 2011	$72,500,000
For the four consecutive fiscal quarters ending December 31, 2011	$145,000,000
For any single fiscal quarter in 2012	$50,000,000

Amendment No, 12 to the Credit Agreement allows the Company to add back certain restructuring charges when evaluating minimum consolidated EBITDA as set forth in greater detail in the Credit Agreement.

Teamster Approval of the Credit Agreement

The August 2009 modification to our collective bargaining agreement with the Teamsters requires, among other things, that we enter into a bank amendment that is acceptable to the Teamsters. The Teamsters National Freight Industry Negotiating Committee (“TNFINC”) certified to us that Amendment No. 12 to the Credit Agreement was satisfactory to the Teamsters, subject to the following conditions:

•	the Exchange Offer shall have occurred on or before the Exchange Offer Deadline

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

•

immediately following the Exchange Offer (including any reverse stock split contemplated thereby and contemporaneous therewith) the Company issues options to purchase 20% of the common stock of the Company as the modification to the collective bargaining agreement requires

•

if the Company requests a borrowing or letter of credit pursuant to the Credit Agreement under circumstances where 66 2/3% of the lenders must approve the borrowing or letter of credit, then 66 2/3% of the lenders do so approve the borrowing or letter of credit

•	the lenders under the Credit Agreement continue to defer revolver and term loan interest, letter of credit fees and commitment fees in 2011

•	to the extent a Default or an Event of Default (as each are defined in the Credit Agreement) occurs or additional amendments to the Credit Agreement are consummated, no lender:

•	exercises any remedies that result in the acceleration of the payment of any of the obligations under the Credit Agreement;

•	amends or provides waivers with respect to the Credit Agreement that result in any further increase in interest or fees under the Credit Agreement;

•	obtains a judgment to foreclose on any collateral securing the obligations under the Credit Agreement; or

•	takes any similar type of collection action in court or before an arbitral proceeding.

If any of these conditions are not met, TNFINC reserved the right to declare the modification to the collective bargaining agreement ineffective and terminate the modification on a prospective basis.

ABS Facility Amendments and Renewal

On October 27, 2009, we also amended our ABS Facility. The ABS Facility amendments extended the expiration of the ABS Facility from February 11, 2010 to October 26, 2010; provided that, if the Exchange Offer is not completed by the Exchange Offer Deadline, the ABS Facility will expire on February 11, 2010.

The ABS Facility amendments have amended certain Trigger Events (as defined in the ABS Facility) to make the Minimum Consolidated EBITDA (as defined in the ABS Facility) and maximum capital expenditure requirements consistent with the Credit Agreement. See “Credit Agreement Amendments – Financial Covenants” above. In addition, certain calculations under the ABS Facility were amended to reduce the impact of certain negative effects that the integration of Yellow Transportation and Roadway has had on those calculations, due to rating adjustments and the timing of customer payments. As a result of the amendments, the obligation to repay outstanding amounts under the ABS Facility due to those integration effects has been reduced or eliminated. The Co-Agents under the ABS Facility have completed preliminary work to verify the related integration adjustments; however, further substantiation by the Co-Agents as part of their annual audit of the ABS Facility is required. This audit must be completed by November 30, 2009.

The ABS Facility amendments also reduced the aggregate commitments under the ABS Facility from $500 million to $400 million and reduced the letter of credit facility sublimit from $105 million to $84 million. The Company believes that the impact of this reduction will not affect the Company’s liquidity because the $400 million commitment level is sufficient given the Company’s current level of accounts receivable underlying the ABS Facility.

Upon completion of the Exchange Offer, the Co-Agents under the ABS Facility have also agreed to defer most of the fees during the term of the ABS Facility. This includes the $10 million fee that was originally due on September 30, 2009, prior to the ABS Facility amendments.

Lease Financing Transactions

We have entered into several lease financing transactions with various parties, including NATMI Truck Terminals, LLC (“NATMI”) and Estes Express Lines (“Estes”). The underlying transactions included providing title of certain real estate assets to the issuer in exchange for agreed upon proceeds; however, the transactions did not meet the accounting definition of a “sale leaseback” and as such, the assets remain on our balance sheet and long-term debt (titled Lease Financing Obligations) is reflected on our balance sheet in the amount of the proceeds. We are required to make annual lease payments, which are recorded as principal and interest payments under these arrangements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

The table below summarizes our lease financing transactions through September 30, 2009:

Lessor	Original Contract Amount	Contracts completed in third quarter 2009	Contracts completed through September 30, 2009	Contracts completed subsequent to September 30, 2009	Contract modifications	Remaining contracted amount to close	Effective interest rates
NATMI	$184.4	$—	$127.4	$17.1	$(23.1)	$16.8	10.3%-18.4%
Estes	122.0	14.0	110.3	—	(11.7)	—	10.0%
Other	123.4	7.0	67.4	—	(31.2)	24.8	10.0%-14.1%

Total	$429.8	$21.0	$305.1	$17.1	$(66.0)	$41.6

We have used the proceeds received from the above transactions, as follows:

(in millions)	Nine months ended September 30, 2009
Proceeds received	$305.1
Amounts required to be escrowed with lessor	(12.6)
Transaction costs	(4.4)

Net proceeds received	288.1
Amounts required to be remitted to Revolver Reserve	(80.3)

Amounts available for working capital purposes	$207.8

In addition to the $80.3 million referenced in the table above, we were required to repay borrowings under the revolving loan by an additional $21.9 million as a result of additional asset sales thereby making the revolver reserve amount (now known as the existing revolver reserve block after the Credit Agreement amendments) equal to $102 million at September 30, 2009.

The Credit Agreement requires any net proceeds from real estate asset sales (other than approximately $117 million in net cash proceeds received in the initial sale and leaseback transaction completed with NATMI in the first half of 2009 and sales of real estate on which the pension funds have a first priority security interest under the Contribution Deferral Agreement) received on or after January 1, 2009 to be applied as follows:

•

with respect to the first $300 million of such net cash proceeds, 50% of such proceeds shall be used to prepay amounts outstanding under the Credit Agreement and the remaining 50% shall be retained by the Company;

•

with respect to such net cash proceeds in excess of than $300 million and less than or equal to $500 million, 75% of such proceeds shall be used to prepay amounts outstanding under the Credit Agreement and the remaining 25% shall be retained by the Company; and

•	with respect to such net cash proceeds that exceed $500 million, all of such proceeds shall be used to prepay amounts outstanding under the Credit Agreement.

Amendment No. 12 to the Credit Agreement requires that the prepayments (using the applicable prepayment percentage) described above shall be applied (i) first, to repay any outstanding Permitted Interim Loans; (ii) second, to repay any outstanding loans (or to cash collateralize any letters of credit) from the new revolver reserve block; (iii) third, to repay any outstanding loans (or to cash collateralize any letters of credit) from the existing revolver reserve block; and (iv) fourth, to repay any other outstanding revolver loans (or to cash collateralize any other letters of credit) and increase the new revolver reserve amount by such prepayment amount. Prior to Amendment No. 12, the revolver reserve amount (now known as the existing revolver reserve amount) was increased by 50% of the net cash proceeds received in 2009 from real estate asset sales subject to the above prepayment requirements, except for approximately $48 million of such net cash proceeds received in August 2009. As of September 30, 2009, the Company had received approximately $252 million of net cash proceeds from real estate assets sales subject to the above prepayment requirements.

Pension Contribution Deferral Obligations

We have entered into a Contribution Deferral Agreement with 26 union multi-employer pension funds, which provide retirement benefits to certain of employees, whereby pension contributions originally due to the funds were converted to debt. At September 30, 2009, $141.8 million of deferred contributions were subject to the terms of the Contribution Deferral Agreement. In addition, we have deferred certain additional pension contributions of $22.7 million to these pension funds, and are working with the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

applicable fund to execute additional joinder agreements to add these amounts to the Contribution Deferral Agreement. At September 30, 2009, these amounts related to pension contributions for union employee hours worked prior to the cessation of contributions that the modification to the collective bargaining agreement provides. See “—Ratification of Collective Bargaining Agreement Modification” above. These amounts are classified as “Wages, vacations and employees’ benefits” in our consolidated balance sheet.

The deferred amounts bear interest at the applicable interest rate set forth in the trust documentation that governs each pension fund and range from 4% to 18% as of September 30, 2009.

On November 5, 2009, we entered into an amendment to the Contribution Deferral Agreement (the “CDA Amendment”).

— Amortization and Interest Deferral

Prior to the CDA Amendment, outstanding deferred pension payments under the Contribution Deferral Agreement were to be paid to the Funds in thirty-six equal monthly installments payable on the 15th day of each calendar month commencing on January 15, 2010 (each a “CDA Amortization Payment”) and interest payments under the Contribution Deferral Agreement (each a “CDA Interest Payment”) were required to be made to the Funds in arrears on the fifteenth day of each calendar month.

The CDA Amendment provides that upon the completion of the Exchange Offer on or prior to Exchange Offer Deadline (so long as the lenders under the Credit Agreement do not permanently reduce revolving commitments under the Credit Agreement as a result of reducing the revolver reserve amount), all CDA Amortization Payments and CDA Interest Payments due from the date the completion of the Exchange Offer through the end of 2010 shall be deferred until December 31, 2011; provided, that the CDA Amortization Payments and CDA Interest Payments will become due at the election of the majority of the pension funds on December 31, 2010 if 90% of the pension funds do not approve a continuation of the deferral of CDA Amortization Payments and CDA Interest Payments for calendar year 2011. In addition, all deferred interest and amortization payments will become payable at the election of the majority of the pension funds and no new amounts may be deferred upon the earliest to occur of:

•	any Deferral Termination Event (as defined in the Credit Agreement);

•	certain events of default; and

•

the amendment, modification, supplementation or alteration of the Credit Agreement that imposes any mandatory prepayment, commitment reduction, additional interest or fee or any other incremental payment to the Lenders under the Credit Agreement not required as of the effective date of the CDA Amendment unless the pension funds receive a proportionate additional payment in respect of the deferred pension obligations at the time an additional payment to the lenders under the Credit Agreement is required pursuant to the terms of the amendment, modification, supplementation or alteration. For the avoidance of doubt, granting of consent by the lenders under the Credit Agreement to permit an asset sale shall not by itself trigger the provision described in the prior sentence.

— Mandatory Prepayments

The CDA Amendment amends the mandatory prepayment provision tied to liquidity to provide that the Company will only be required to prepay obligations under the Contribution Deferral Agreement if the liquidity of the Company and its subsidiaries is greater than $250 million after deducting any amount due under the Credit Agreement by virtue of the Credit Agreement liquidity mandatory prepayment (as described in the Credit Agreement Amendment section above); provided that such prepayment obligation does not arise unless and until the excess liquidity amount is equal to or greater than $1 million at any time.

— Collateral

As part of the Contribution Deferral Agreement, in exchange for the deferral of the contribution obligations, we pledged identified real property to the pension funds so that the pension funds have a first priority security interest in certain of the identified real property and a second priority security interest in other identified real property located throughout the U.S. and Mexico. We are required to prepay the deferred obligations to the extent that we sell any of the first lien property pledged to the pension funds with the net proceeds from the sale. We have made payments of $15.4 million pursuant to such sales to reduce our obligations to the pension funds during the nine months ended September 30, 2009 leaving a balance of $141.8 million as of September 30, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

Existing Liquidity Position

The following table provides details of the outstanding components and unused available capacity under the Credit Agreement and ABS Facility at each period end after giving consideration to the amendments discussed above:

(in millions)	September 30, 2009	December 31, 2008
Capacity:
Revolving loan	$950.0	$950.0
ABS Facility	400.0	500.0

Total maximum capacity	1,350.0	1,450.0

Amounts outstanding:
Revolving loan	(362.3)	(515.0)
Letters of credit (9/30/09: $ 477.1 revolver; $77.3 ABS Facility)	(554.4)	(460.5)
ABS Facility borrowings	(187.7)	(147.0)
ABS usage for captive insurance company (see below)	—	(221.0)

Total outstanding	(1,104.4)	(1,343.5)

ABS limitations	(135.0)	(64.6)
Revolver reserve	(102.2)	—

Total blocked capacity	(237.2)	(64.6)

Available unused capacity (9/30/09: $8.4 revolver; $- ABS Facility)	$8.4	$41.9

As we sold certain assets, we used the net cash proceeds to reduce the outstanding revolving loan balance. The amended Credit Agreement provides that we create the revolver reserve block with a certain accumulated portion of those proceeds, which amount reduces our available capacity under the revolver on a dollar-for-dollar basis unless certain conditions are satisfied. As a result of this provision, the available capacity of our revolver was reduced by $102.2 million at September 30, 2009. There was no similar amount at December 31, 2008. After considering the revolver reserve amount of $102.2 million and outstanding usage, the unused available capacity under the revolving loan was $8.4 million at September 30, 2009.

Until amended on October 27, 2009, the ABS Facility provided capacity of up to $500 million based on qualifying accounts receivable of the Company and certain other provisions. However, at September 30, 2009 and December 31, 2008, such provisions supported available capacity under the ABS Facility of $265.0 million and $435.4 million, respectively. Considering this limitation and outstanding usage, there was no unused available capacity under the ABS Facility at September 30, 2009 and at December 31, 2008.

YRC Assurance Co. Ltd. (“YRC Assurance”) was the Company’s captive insurance company domiciled in Bermuda and a wholly owned and consolidated subsidiary of YRC Worldwide. YRC Assurance insured certain of our subsidiaries for certain of their respective self-insured obligations for workers’ compensation liabilities. Certain qualifying investments were made by YRC Assurance as required by Bermuda regulations. These investments included purchasing a position in the underlying receivables supporting our ABS Facility. As a result, as shown in the table above, our capacity under the ABS Facility was reduced by YRC Assurance’s investment in receivables of $221.0 million at December 31, 2008. Our Credit Agreement required us to cease the participation of YRC Assurance in the ABS Facility. We have complied with this requirement, and YRC Assurance was dissolved. As a result of these transactions, the operating companies who received insurance from YRC Assurance are now self-insured for their workers’ compensation liabilities.

Contemplated Exchange Offer

The Company intends to launch the Exchange Offer based upon terms discussed with representatives of a committee of the holders of its contingent convertible notes and a committee of the holders of its USF 8 1/2% notes (collectively the “Notes”). The successful completion of this exchange would allow the Company access to the existing revolver reserve and to begin deferring payment of lender interest and fees under its recently amended Credit Agreement and ABS Facility and to begin deferring the CDA Interest Payments and CDA Amortization Payments under the Contribution Deferral Agreement. See “Credit Agreement Amendments”, “ABS Facility Amendments” and “Pension Contribution Deferral Obligations” above.

In the aggregate and with full participation, noteholders would exchange approximately $536.8 million in face value of Notes plus accrued and unpaid interest for shares of common stock and new preferred stock, which together on an as-if converted basis would represent 95% of the Company’s common stock, prior to the Company’s grant of options to its union employees pursuant to modification to the Company’s collective bargaining agreements. See “Ratification of Collective Bargaining Agreement Modification” and “Teamster Approval of the Credit Agreement” above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

Risks and Uncertainties Regarding Future Liquidity

In light of our recent operating results, we have satisfied our short term liquidity needs through a combination of borrowings under our credit facilities and, to a more significant degree, retained proceeds from asset sales and sale/leaseback financing transactions. In an effort to further manage liquidity, we have also instituted the deferral of pension plan payments. As our operating results improve, we expect that cash generated from operations will reduce our need to continue to rely upon these sources of liquidity to meet our short term funding requirements. Although we expect the wage reduction and temporary pension contribution cessation will improve our liquidity position, these and other cost savings measures noted above will be realized over time as they are implemented over the next several months. To continue to have sufficient liquidity to meet our cash flow requirements throughout the remainder of 2009 and through 2010:

•	our operating results must continue to improve quarter-over-quarter and shipping volumes must continue to stabilize or recover quarter-over-quarter;

•	we must continue to have access to our credit facilities;

•	payment of interest and fees to our lenders and to purchasers of our accounts receivable pursuant to the ABS Facility must be deferred at least through 2010;

•	payment of interest and principal to the pension funds must be deferred at least through 2010;

•	our wage reductions and temporary cessation of pension contributions must continue;

•	we must complete the sale/leaseback and real estate sale transactions currently under contract as anticipated; and

•	we must realize the cost savings we expect from these and other actions we have taken to date in the anticipated time periods.

We expect our business to experience its usual seasonal low point in late 2009 and the winter of 2010. Deferral of payment of interest and fees to our lenders, purchasers of our accounts receivable under our ABS Facility and pension funds subject to the Contribution Deferral Agreement and access to the revolver reserve blocks under the Credit Agreement and certain benefits of the ABS Facility are all subject to a successful completion of the Exchange Offer by the Exchange Offer Deadline. As our business reaches this seasonal low point, we will need access to the additional liquidity that these agreements and facilities provide to fund our operations.

If we have not completed the Exchange Offer prior to the Exchange Offer Deadline, we will continue to explore options to complete our restructuring out of court, including further discussions with our lenders under the Credit Agreement, the Teamsters, our multi-employer pension funds and other stakeholders. Among other things, these discussions could result in amendments to the Exchange Offer, which our lenders, the Teamsters and the multi-employer pension funds who are parties to the Contribution Deferral Agreement would have to approve. The approval of these parties is beyond the Company’s control. Other options could also arise out of these discussions; however, these options would require the participation of our stakeholders or other third parties, none of which are within the Company’s control.

If we are unable to complete the Exchange Offer and address our near term liquidity needs as a result of any such discussions, we would then expect to seek relief under the U.S. Bankruptcy Code. The Company expects that any such filing for relief would occur after its orderly completion of planning and preparation for such a filing.

To successfully complete a restructuring in a bankruptcy case, we would require debtor-in-possession financing, the most likely source of which would be our existing lenders. If we were unable to obtain financing in a bankruptcy case or any such financing was insufficient to fund operations pending the completion of a restructuring, there would be substantial doubt that the Company could complete a restructuring.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The uncertainty regarding the Company’s ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

Contingent Convertible Notes

The balance sheet classification of our contingent convertible notes between short-term and long-term is dependent upon certain conversion triggers, as defined in the applicable indenture. The contingent convertible notes include a provision whereby the note holder can require immediate conversion of the notes if, among other reasons, the credit rating on the contingent convertible notes assigned by Moody’s is lower than B2 or if the credit rating assigned by S&P is lower than B. At September 30, 2009 and December 31, 2008, the conversion trigger was met, and accordingly, the contingent convertible notes have been classified as a short-term liability in the accompanying consolidated balance sheets. Based upon this particular conversion right and based upon an assumed market price of our stock of $1.25 per share, which approximates the current market price, our aggregate obligation for full satisfaction of the $386.8 million par value of contingent convertible notes would require cash payments of $11.4 million. Our Credit Agreement will not allow us to pay more than $1 million in cash payments with respect to the conversion of these notes unless a majority of the lenders approve the excess payments.

7. Debt and Financing

Total debt consisted of the following:

(in millions)	September 30, 2009	December 31, 2008
Asset backed securitization borrowings, secured by accounts receivable	$187.7	$147.0
USF senior notes	152.1	154.9
Contingent convertible senior notes	378.1	375.8
Term loan	112.7	150.0
Revolving credit facility	362.3	515.0
Pension contribution deferral obligations	141.8	—
Lease financing obligations	301.1	—
Industrial development bonds	6.0	7.0

Total debt	$1,641.8	$1,349.7
Current maturities of long-term debt	(536.2)	(415.3)
Current maturities of lease financing obligations	(1.6)	—
Current maturities of pension contribution deferral obligations	(24.3)	—
ABS borrowings	(187.7)	(147.0)

Long-term debt	$892.0	$787.4

As of September 30, 2009, we were in compliance with the various debt covenants, as amended, under our lending agreements.

Contingent Convertible Senior Notes

In May 2008, the FASB issued ASC 470-20-65-1 relative to accounting for convertible debt instruments that may be settled in cash (formerly FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. This guidance clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We adopted this guidance on January 1, 2009.

The transition provisions require that this guidance be applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on prior periods presented is recognized as of the beginning of the first period presented, with the offsetting adjustment to shareholders’ equity. Accordingly, in the accompanying consolidated balance sheet as of December 31, 2008, we recognized a reduction in long-term debt of $11.0 million, an increase in deferred income taxes, net of $3.9 million, an increase in capital surplus of $15.0 million, and an increase in retained deficit of $7.9 million. Adoption of this guidance also resulted in the recognition of additional interest expense of $0.8 million in the accompanying statements of consolidated operations for each of the three month periods ended September 30, 2009 and 2008 and $2.3 million for each of the three and nine month periods ended September 30, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

Fair Value Measurement

Based on the quoted market prices for the USF senior notes due 2010, contingent convertible senior notes and industrial development bonds (level two inputs for fair value measurements as defined in FASB ASC 820, “Fair Value Measurement and Disclosures”), the fair value of fixed-rate debt at September 30, 2009 and December 31, 2008, was approximately $295.5 million and $212.7 million, respectively. The carrying amount of such fixed-rate debt at September 30, 2009 and December 31, 2008, was $536.2 million and $537.7 million, respectively.

8. Employee Benefits

Components of Net Periodic Pension and Other Postretirement Cost

The following table sets forth the components of our company-sponsored pension costs for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2009	2008	2009	2008
Service cost	$0.8	$1.3	$2.4	$19.1
Interest cost	15.1	15.8	45.6	50.0
Expected return on plan assets	(13.6)	(16.8)	(40.7)	(53.6)
Amortization of prior service cost	—	—	—	0.6
Amortization of net loss	0.8	—	2.4	1.0

Net periodic pension cost	$3.1	$0.3	$9.7	$17.1
Curtailment gain	—	(63.3)	—	(63.3)
Settlement cost	2.2	—	8.0	—

Total periodic pension cost	$5.3	$(63.0)	$17.7	$(46.2)

We expect to contribute $3.4 million to our pension plans in 2009.

In June 2008, we amended our post-retirement healthcare benefit plan eliminating all cost sharing benefits. The following table sets forth the components of our other postretirement costs for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2009	2008	2009	2008
Service cost	$—	$—	$—	$0.2
Interest cost	—	—	—	0.8
Amortization of prior service cost	—	—	—	0.1
Amortization of net (gain)	—	—	—	(0.6)

Other postretirement cost	$—	$—	$—	$0.5
Curtailment gain	—	—	—	(34.5)

Total other postretirement cost	$—	$—	$—	$(34.0)

Curtailment and Settlement Events

In 2008, we curtailed our defined benefit plans that cover approximately 14,000 employees not covered by collective bargaining agreements. As a result of this action, the service cost for the pension plans was reduced in 2009 as compared to 2008. During the first three quarters of 2009, lump sum benefit payments increased and coupled with the reduced service cost resulted in a settlement charge of $2.2 million and $8.0 million during the three and nine months ended September 30, 2009, respectively. These amounts are included in “Salaries, wages and employees’ benefits” in the accompanying statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

9. Income Taxes

Effective Tax Rate

Our effective tax rate for the three and nine months ended September 30, 2009 was 3.8% and 21.9%, respectively, compared to 7.2% and 7.8% for the three and nine months ended September 30, 2008, respectively. Significant items impacting the 2009 rates include a state tax benefit, certain permanent items and a valuation allowance established for the net deferred tax asset balance projected for year-end 2009. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset.

Uncertain Tax Positions

In 2008, the Company established for 2008 a reserve of approximately $115.5 million relative to YRC Assurance Company, Ltd. (the “Captive”). In 2009, the dissolution of the Captive has caused the uncertain tax position for 2008 to be reversed, thereby offsetting the reserve established for 2008. Total liabilities for unrecognized tax benefits were $84.6 million and $199.8 million at September 30, 2009 and December 31, 2008, respectively. Amounts recorded for unrecognized tax benefits are included in “Other current and accrued liabilities” in the accompanying balance sheets.

10. Stock-Based Compensation

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

Based on the above fair value calculation, we recognized compensation expense of $1.4 million related to these outstanding stock option awards for the nine months ended September 30, 2009 which is included in “Salaries, wages and employees’ benefits” in our accompanying statement of consolidated operations. Compensation expense will continue to be recognized ratably over the vesting period.

On February 12, 2009, we formalized a Union Employee Option Plan that provides for a grant of up to 11.4 million options to purchase our common stock at an exercise price equal to $3.74 per share. As a part of the union wage reduction, we agreed to award a certain equity interest to all effected union employees. These options vested immediately and are exercisable after a twelve month period beginning for a substantial majority of options in February 2009. These options were granted subject to shareholder approval, which was received on May 14, 2009, at our annual shareholder meeting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

On February 12, 2009, we also formalized the Union Employee Stock Appreciation Right Plan that provided for a grant of up to 11.4 million cash settled SARs. These SARs terminated on May 14, 2009 upon the shareholder approval of the Union Employee Option Plan discussed above.

We valued the award granted under the Union Employee Option Plan in 2009 using the above described model with the following weighted average assumptions:

Dividend yield	—%
Expected volatility	120.6%
Risk-free interest rate	0.9%
Expected life (years)	2
Fair value per option	$1.91

As of September 30, 2009, only 10.8 million stock options of the 11.4 million available had been distributed; accordingly, we recognized expense only on the outstanding stock options. This expense was recognized on the grant date as the options vested immediately versus over a period of time. Based on the fair value calculation above, we recognized compensation expense of $20.6 million related to these outstanding stock option awards for the nine months ended September 30, 2009, which is included in “Salaries, wages and employees’ benefits” in our accompanying statement of consolidated operations.

In August 2009, we agreed to establish an additional stock option plan (the “New Stock Option Plan”) for our union employees that provides for a grant of 20% of our outstanding shares on a fully diluted basis. These options are subject to certain conditions of acceptance between the Company and the union. Once these conditions are met, the options will be granted to our union employees and will have similar terms to those awarded under the Union Employee Option Plan formalized in February 2009, including immediate vesting and exercisable after a twelve month period expected to begin in the fourth quarter of 2009. If such acceptance is not obtained, the options automatically terminate and an equal number of stock appreciate rights will be issued.

11. Earnings (Loss) Per Share

Dilutive securities, consisting of options to purchase our common stock or rights to receive common stock in the future, are usually included in our calculation of diluted weighted average common shares and dilutive securities related to our net share settle contingent convertible notes are also included in our calculation of diluted weighted average common shares; however, due to our net loss position for the three and nine months ended September 30, 2009 and 2008, there are no dilutive securities for these periods.

Antidilutive options and share units were 17,257,000 for the three and nine months ended September 30, 2009, and 2,356,000 for the three and nine months ended September 30, 2008. Antidilutive convertible senior note conversion shares were 177,000 for the three and nine months ended September 30, 2009 and for the three and nine months ended September 30, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

The following table summarizes our operations by business segment:

(in millions)	National Transportation	Regional Transportation	YRC Logistics	Truckload	Corporate/ Eliminations	Consolidated
As of September 30, 2009 Identifiable assets	$1,823.0	$1,086.6	$172.6	$61.6	$137.2	$3,281.0
As of December 31, 2008 Identifiable assets	2,362.6	1,207.8	229.3	71.4	95.0	3,966.1
Three months ended September 30, 2009
External revenue	849.3	338.8	99.3	18.9	—	1,306.3
Intersegment revenue	—	—	3.1	11.0	(14.1)	—
Operating income (loss)	(122.0)	0.3	6.3	(1.4)	(1.1)	(117.9)
Three months ended September 30, 2008
External revenue	1,693.3	509.3	155.6	22.1	—	2,380.3
Intersegment revenue	0.4	0.2	9.7	11.2	(21.5)	—
Operating income (loss)	(573.6)	(88.0)	(90.6)	(1.4)	(3.0)	(756.6)
Impairment charges	635.9	89.7	97.5	—	—	823.1
Nine months ended September 30, 2009
External revenue	2,745.7	1,031.6	307.1	52.9	—	4,137.3
Intersegment revenue	—	0.2	9.2	30.6	(40.0)	—
Operating income (loss)	(661.3)	(122.2)	(5.1)	(6.0)	(2.3)	(796.9)
Equity investment impairment	—	—	30.4	—	—	30.4
Nine months ended September 30, 2008
External revenue	4,944.8	1,555.1	446.5	65.2	—	7,011.6
Intersegment revenue	1.6	0.4	28.4	25.2	(55.6)	—
Operating income (loss)	(506.3)	(123.5)	(89.8)	(10.4)	(8.8)	(738.8)
Impairment charges	635.9	89.7	97.5	—	—	823.1

13. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30 follows:

	Three Months		Nine Months
(in millions)	2009	2008	2009	2008
Net income (loss)	$(158.7)	$(720.9)	$(741.6)	$(731.5)
Other comprehensive income, net of tax:
Pension:
Net prior service cost	—	—	—	0.4
Net actuarial gains	0.5	—	1.6	0.4
Curtailment adjustment	—	15.9	—	12.7
Changes in foreign currency translation adjustments	4.0	(3.4)	7.5	(3.7)

Other comprehensive income (loss)	4.5	12.5	9.1	9.8

Comprehensive income (loss)	$(154.2)	$(708.4)	$(732.5)	$(721.7)

14. Commitments and Contingencies

Asset Backed Securitization Facility

In connection with the ABS Amendment, the Co-Agents deferred certain fees due under the ABS Facility. The $10.0 million fee that was due on October 30, 2009 has been deferred until the earliest to occur of (i) October 26, 2010, (ii) the Amortization Date (as defined in the ABS Facility), or (iii) the occurrence of a Deferral Termination Event (as defined in the Credit Agreement) (the “Deferred Fee Payment Date”). Upon completion of the Exchange Offer on or prior to December 16, 2009, the portion of current letter of credit fees, program fees and administration fees in excess of the fees in place prior to February 12, 2009 will be deferred until the Deferred Fee Payment Date. All deferred fees will accrue and be payable on the Deferred Fee Payment Date; provided, that, if the advance rate on the ABS Facility exceeds 50% on any business day, all or a portion of deferred fees will be immediately payable in an amount sufficient to reduce the effective advance rate to 50%. Upon the occurrence of a Deferral Suspension Event (as defined in the Credit Agreement), YRRFC will no longer be permitted to defer fees under the ABS Facility; however, previously deferred fees will not become due and payable solely as a result of the occurrence of a Deferral Suspension Event.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

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

15. Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) issued ASC 715-20-65-2, effective for fiscal years ending after December 15, 2009. This provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. We will adopt this guidance and include the required disclosures beginning with our December 31, 2009 Form 10-K.

In April 2009, the FASB issued ASC 825-10-65-1, effective for interim reporting periods ending after June 15, 2009. This requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. We adopted this guidance and included the required disclosures beginning with our June 30, 2009 Form 10-Q.

In May 2009, the FASB issued ASC 855, effective for interim and annual financial reporting periods ending after June 15, 2009. This establishes accounting and disclosure requirements related to subsequent events and requires companies to disclose the date through which subsequent events have been evaluated. We adopted this guidance beginning with our June 30, 2009 Form 10-Q and have included all necessary disclosures herein. Subsequent events have been evaluated up to the filing of this Form 10-Q, the date financial statements were issued.

In June 2009, the FASB issued the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. The Codification identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws remain sources of authoritative GAAP for SEC registrants. We adopted the Codification beginning with this September 30, 2009 Form 10-Q. Any references to authoritative accounting literature in the consolidated financial statements are referenced in accordance with the Codification, unless the literature has not been codified. The adoption of this standard did not change existing GAAP that is applicable to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

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

The following represents condensed consolidating financial information as of September 30, 2009 and December 31, 2008 with respect to the financial position, for the three and nine months ended September 30, 2009 and 2008 for results of operations and for the nine months ended September 30, 2009 and 2008 for the statement of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the contingent convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

September 30, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$128	$11	$24	$—	$163
Intercompany advances receivable	—	(63)	63	—	—
Accounts receivable, net	10	10	634	(5)	649
Prepaid expenses and other	132	10	51	—	193

Total current assets	270	(32)	772	(5)	1,005
Property and equipment	—	2,723	1,052	—	3,775
Less – accumulated depreciation	—	(1,480)	(336)	—	(1,816)

Net property and equipment	—	1,243	716	—	1,959
Investment in subsidiaries	2,847	(560)	203	(2,490)	—
Receivable from affiliate	(248)	76	172	—	—
Intangibles and other assets	314	193	160	(350)	317

Total assets	$3,183	$920	$2,023	$(2,845)	$3,281

Intercompany advances payable	$188	$102	$(87)	$(203)	$—
Accounts payable	53	130	75	(1)	257
Wages, vacations and employees’ benefits	48	156	74	—	278
Other current and accrued liabilities	172	165	67	(1)	403
Current maturities of long-term debt	404	6	340	—	750

Total current liabilities	865	559	469	(205)	1,688
Payable to affiliate	(30)	(45)	225	(150)	—
Long-term debt, less current portion	892	—	—	—	892
Deferred income taxes, net	(118)	124	126	—	132
Pension and postretirement	385	—	—	—	385
Claims and other liabilities	394	5	11	—	410
Commitments and contingencies Shareholders’ equity (deficit)	795	277	1,192	(2,490)	(226)

Total liabilities and shareholders’ equity (deficit)	$3,183	$920	$2,023	$(2,845)	$3,281

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

December 31, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$295	$9	$21	$—	$325
Intercompany advances receivable	—	(71)	71	—	—
Accounts receivable, net	2	(16)	858	(7)	837
Prepaid expenses and other	25	203	70	—	298

Total current assets	322	125	1,020	(7)	1,460
Property and equipment	—	2,914	1,064	—	3,978
Less – accumulated depreciation	—	(1,492)	(285)	—	(1,777)

Net property and equipment	—	1,422	779	—	2,201
Investment in subsidiaries	3,377	93	203	(3,673)	—
Receivable from affiliate	(712)	321	391	—	—
Intangibles and other assets	268	200	188	(351)	305

Total assets	$3,255	$2,161	$2,581	$(4,031)	$3,966

Intercompany advances payable	$283	$(105)	$25	$(203)	$—
Accounts payable	11	244	80	(1)	334
Wages, vacations and employees’ benefits	20	242	95	—	357
Other current and accrued liabilities	56	157	279	(2)	490
Current maturities of long-term debt	414	1	147	—	562

Total current liabilities	784	539	626	(206)	1,743
Payable to affiliate	(47)	(23)	221	(151)	—
Long-term debt, less current portion	626	6	155	—	787
Deferred income taxes, net	20	199	24	—	243
Pension and postretirement	370	—	—	—	370
Claims and other liabilities	94	2	246	—	342
Commitments and contingencies Shareholders’ equity	1,408	1,438	1,309	(3,674)	481

Total liabilities and shareholders’ equity	$3,255	$2,161	$2,581	$(4,031)	$3,966

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$829	$491	$(14)	$1,306

Operating expenses:
Salaries, wages and employees’ benefits	9	534	293	—	836
Operating expenses and supplies	(6)	201	102	—	297
Purchased transportation	—	122	56	(14)	164
Depreciation and amortization	—	39	22	—	61
Other operating expenses	1	55	22	—	78
Gains on property disposals, net	—	(11)	(1)	—	(12)

Total operating expenses	4	940	494	(14)	1,424

Operating income (loss)	(4)	(111)	(3)	—	(118)

Nonoperating (income) expenses:
Interest expense	31	—	13	—	44
Other, net	23	7	(27)	—	3

Nonoperating (income) expenses, net	54	7	(14)	—	47

Income (loss) before income taxes	(58)	(118)	11	—	(165)
Income tax provision (benefit)	(6)	(2)	2	—	(6)

Net income (loss)	$(52)	$(116)	$9	$—	$(159)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

For the three months ended September 30, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,678	$737	$(35)	$2,380

Operating expenses:
Salaries, wages and employees’ benefits	6	881	429	—	1,316
Operating expenses and supplies	(4)	369	174	—	539
Purchased transportation	—	229	109	(35)	303
Depreciation and amortization	—	44	24	—	68
Other operating expenses	—	73	30	—	103
Gains on property disposals, net	—	(5)	(10)	—	(15)
Impairment charges	—	634	189	—	823

Total operating expenses	2	2,225	945	(35)	3,137

Operating income (loss)	(2)	(547)	(208)	—	(757)

Nonoperating (income) expenses:
Interest expense	8	5	8	—	21
Other, net	5	53	(59)	—	(1)

Nonoperating (income) expenses, net	13	58	(51)	—	20

Income (loss) before income taxes	(15)	(605)	(157)	—	(777)
Income tax provision (benefit)	10	(32)	(34)	—	(56)

Net income (loss)	$(25)	$(573)	$(123)	$—	$(721)

For the nine months ended September 30, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$2,695	$1,482	$(40)	$4,137

Operating expenses:
Salaries, wages and employees’ benefits	28	1,982	1,005	—	3,015
Operating expenses and supplies	(25)	687	313	(1)	974
Purchased transportation	—	375	168	(40)	503
Depreciation and amortization	—	123	69	—	192
Other operating expenses	2	174	85	—	261
Gains on property disposals, net	—	(11)	—	—	(11)

Total operating expenses	5	3,330	1,640	(41)	4,934

Operating income (loss)	(5)	(635)	(158)	1	(797)

Nonoperating (income) expenses:
Interest expense	79	3	33	—	115
Equity investment impairment	—	—	30	—	30
Other, net	40	(2)	(32)	1	7

Nonoperating (income) expenses, net	119	1	31	1	152

Income (loss) before income taxes	(124)	(636)	(189)	—	(949)
Income tax provision (benefit)	(208)	(4)	5	—	(207)

Net income (loss)	$84	$(632)	$(194)	$—	$(742)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

For the nine months ended September 30, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$4,888	$2,179	$(55)	$7,012

Operating expenses:
Salaries, wages and employees’ benefits	23	2,658	1,328	—	4,009
Operating expenses and supplies	(14)	1,064	521	—	1,571
Purchased transportation	—	614	280	(55)	839
Depreciation and amortization	—	122	73	—	195
Other operating expenses	—	223	100	—	323
Gains on property disposals, net	—	(1)	(8)	—	(9)
Impairment charges	—	634	189	—	823

Total operating expenses	9	5,314	2,483	(55)	7,751

Operating income (loss)	(9)	(426)	(304)	—	(739)

Nonoperating (income) expenses:
Interest expense	24	14	21	—	59
Other, net	15	157	(177)	—	(5)

Nonoperating (income) expenses, net	39	171	(156)	—	54

Income (loss) before income taxes	(48)	(597)	(148)	—	(793)
Income tax provision (benefit)	5	(33)	(34)	—	(62)

Net income (loss)	$(53)	$(564)	$(114)	$—	$(731)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$(28)	$(550)	$262	$—	$(316)

Investing activities:
Acquisition of property and equipment	—	(28)	(7)	—	(35)
Proceeds from disposal of property and equipment	—	82	24	—	106
Investment in affiliate	—	—	—	—	—
Other	4	—	—	—	4

Net cash provided by investing activities	4	54	17	—	75

Financing activities:
Asset-backed securitization borrowings, net	—	—	41	—	41
Borrowing of long-term debt, net	95	(1)	—	—	94
Debt issuance costs	(42)	—	(14)	—	(56)
Intercompany advances / repayments	(196)	499	(303)	—	—

Net cash provided by (used in) financing activities	(143)	498	(276)	—	79

Net increase (decrease) in cash and cash equivalents	(167)	2	3	—	(162)
Cash and cash equivalents, beginning of period	295	9	21	—	325

Cash and cash equivalents, end of period	$128	$11	$24	$—	$163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

For the nine months ended September 30, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$42	$105	$16	$—	$163

Investing activities:
Acquisition of property and equipment	—	(72)	(32)	—	(104)
Proceeds from disposal of property and equipment	—	14	65	—	79
Investment in affiliate	—	—	(34)	—	(34)
Other	—	—	(5)	—	(5)

Net cash used in investing activities	—	(58)	(6)	—	(64)

Financing activities:
Asset-backed securitization payments, net	—	—	(38)	—	(38)
Borrowing of long-term debt, net	(4)	—	(1)	—	(5)
Debt issuance costs	(11)	—	—	—	(11)
Intercompany advances / repayments	8	(49)	41	—	—

Net cash provided by (used in) financing activities	(7)	(49)	2	—	(54)

Net increase (decrease) in cash and cash equivalents	35	(2)	12	—	45
Cash and cash equivalents, beginning of period	26	15	17	—	58

Cash and cash equivalents, end of period	$61	$13	$29	$—	$103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

17. Guarantees of the Senior Notes Due 2010

In connection with the senior notes due 2010 that YRC Regional Transportation, Inc. assumed by virtue of the Company’s acquisition of USF Corporation, YRC Worldwide and its following 100% owned subsidiaries have issued guarantees in favor of the holders of the senior notes due 2010: USF Sales Corporation, USF Holland Inc., USF Reddaway Inc., USF Glen Moore Inc., YRC Logistics Services, Inc., and IMUA Handling Corporation. Each of the guarantees is full and unconditional and joint and several.

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

The following represents condensed consolidating financial information of YRC Worldwide and its subsidiaries as of September 30, 2009 and December 31, 2008 with respect to the financial position, for the three and nine months ended September 30, 2009 and 2008 for results of operations and for the nine months ended September 30, 2009 and 2008 for the statement of cash flows. The primary obligor column presents the financial information of YRC Regional Transportation, Inc. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the senior notes due 2010 including YRC Worldwide, the holding company. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheet

September 30, 2009 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$132	$31	$—	$163
Intercompany advances receivable	—	(5)	5	—	—
Accounts receivable, net	7	41	616	(15)	649
Prepaid expenses and other	(1)	158	36	—	193

Total current assets	6	326	688	(15)	1,005
Property and equipment	—	850	2,925	—	3,775
Less – accumulated depreciation	—	(252)	(1,564)	—	(1,816)

Net property and equipment	—	598	1,361	—	1,959
Investment in subsidiaries	218	2,844	4	(3,066)	—
Receivable from affiliate	410	(441)	31	—	—
Intangibles and other assets	57	321	289	(350)	317

Total assets	$691	$3,648	$2,373	$(3,431)	$3,281

Intercompany advances payable	$—	$123	$77	$(200)	$—
Accounts payable	3	93	177	(16)	257
Wages, vacations and employees’ benefits	—	101	177	—	278
Other current and accrued liabilities	25	193	184	1	403
Current maturities of long-term debt	152	405	193	—	750

Total current liabilities	180	915	808	(215)	1,688
Payable to affiliate	—	43	107	(150)	—
Long-term debt, less current portion	—	892	—	—	892
Deferred income taxes, net	19	(17)	130	—	132
Pension and postretirement	—	385	—	—	385
Claims and other liabilities	1	395	14	—	410
Commitments and contingencies
Shareholders’ equity (deficit)	491	1,035	1,314	(3,066)	(226)

Total liabilities and shareholders’ equity (deficit)	$691	$3,648	$2,373	$(3,431)	$3,281

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

December 31, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$299	$26	$—	$325
Intercompany advances receivable	—	(7)	7	—	—
Accounts receivable, net	—	5	846	(14)	837
Prepaid expenses and other	(6)	110	194	—	298

Total current assets	(6)	407	1,073	(14)	1,460
Property and equipment	—	869	3,109	—	3,978
Less – accumulated depreciation	—	(212)	(1,565)	—	(1,777)

Net property and equipment	—	657	1,544	—	2,201
Investment in subsidiaries	218	3,376	8	(3,602)	—
Receivable from affiliate	392	(912)	520	—	—
Intangibles and other assets	64	273	319	(351)	305

Total assets	$668	$3,801	$3,464	$(3,967)	$3,966

Intercompany advances payable	$65	$181	$(46)	$(200)	$—
Accounts payable	5	49	288	(8)	334
Wages, vacations and employees’ benefits	—	94	263	—	357
Other current and accrued liabilities	21	81	393	(5)	490
Current maturities of long-term debt	—	414	148	—	562

Total current liabilities	91	819	1,046	(213)	1,743
Payable to affiliate	—	26	125	(151)	—
Long-term debt, less current portion	155	626	6	—	787
Deferred income taxes, net	18	129	96	—	243
Pension and postretirement	—	370	—	—	370
Claims and other liabilities	1	98	243	—	342
Commitments and contingencies
Shareholders’ equity	403	1,733	1,948	(3,603)	481

Total liabilities and shareholders’ equity	$668	$3,801	$3,464	$(3,967)	$3,966

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2009 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$352	$965	$(11)	$1,306

Operating expenses:
Salaries, wages and employees’ benefits	—	215	621	—	836
Operating expenses and supplies	—	89	208	—	297
Purchased transportation	—	14	161	(11)	164
Depreciation and amortization	—	18	43	—	61
Other operating expenses	—	19	59	—	78
Gains on property disposals, net	—	—	(12)	—	(12)

Total operating expenses	—	355	1,080	(11)	1,424

Operating income (loss)	—	(3)	(115)	—	(118)

Nonoperating (income) expenses:
Interest expense	3	32	9	—	44
Other, net	(16)	28	(9)	—	3

Nonoperating (income) expenses, net	(13)	60	—	—	47

Income (loss) before income taxes	13	(63)	(115)	—	(165)
Income tax provision (benefit)	—	(7)	1	—	(6)

Net income (loss)	$13	$(56)	$(116)	$—	$(159)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

For the three months ended September 30, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$529	$1,874	$(23)	$2,380

Operating expenses:
Salaries, wages and employees’ benefits	—	307	1,009	—	1,316
Operating expenses and supplies	(2)	157	384	—	539
Purchased transportation	—	27	299	(23)	303
Depreciation and amortization	2	17	49	—	68
Other operating expenses	—	25	78	—	103
Gains on property disposals, net	(1)	(10)	(4)	—	(15)
Impairment charges	90	48	685	—	823

Total operating expenses	89	571	2,500	(23)	3,137

Operating income (loss)	(89)	(42)	(626)	—	(757)

Nonoperating (income) expenses:
Interest expense	4	8	9	—	21
Other, net	(7)	25	(19)	—	(1)

Nonoperating (income) expenses, net	(3)	33	(10)	—	20

Income (loss) before income taxes	(86)	(75)	(616)	—	(777)
Income tax provision (benefit)	(32)	10	(34)	—	(56)

Net income (loss)	$(54)	$(85)	$(582)	$—	$(721)

For the nine months ended September 30, 2009 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,070	$3,098	$(31)	$4,137

Operating expenses:
Salaries, wages and employees’ benefits	—	759	2,256	—	3,015
Operating expenses and supplies	—	268	707	(1)	974
Purchased transportation	—	40	494	(31)	503
Depreciation and amortization	—	55	137	—	192
Other operating expenses	—	74	187	—	261
(Gains) losses on property disposals, net	—	1	(12)	—	(11)

Total operating expenses	—	1,197	3,769	(32)	4,934

Operating income (loss)	—	(127)	(671)	1	(797)

Nonoperating (income) expenses:
Interest expense	8	80	27	—	115
Equity investment impairment	—	—	30	—	30
Other, net	(32)	51	(13)	1	7

Nonoperating (income) expenses, net	(24)	131	44	1	152

Income (loss) before income taxes	24	(258)	(715)	—	(949)
Income tax provision (benefit)	—	(208)	1	—	(207)

Net income (loss)	$24	$(50)	$(716)	$—	$(742)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

For the nine months ended September 30, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,606	$5,449	$(43)	$7,012

Operating expenses:
Salaries, wages and employees’ benefits	2	951	3,056	—	4,009
Operating expenses and supplies	(7)	487	1,092	(1)	1,571
Purchased transportation	—	77	805	(43)	839
Depreciation and amortization	6	52	137	—	195
Other operating expenses	—	86	237	—	323
Gains on property disposals, net	—	(8)	(1)	—	(9)
Impairment charges	90	48	685	—	823

Total operating expenses	91	1,693	6,011	(44)	7,751

Operating income (loss)	(91)	(87)	(562)	1	(739)

Nonoperating (income) expenses:
Interest expense	11	24	24	—	59
Other, net	(24)	76	(58)	1	(5)

Nonoperating (income) expenses, net	(13)	100	(34)	1	54

Income (loss) before income taxes	(78)	(187)	(528)	—	(793)
Income tax provision (benefit)	(32)	5	(35)	—	(62)

Net income (loss)	$(46)	$(192)	$(493)	$—	$(731)

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2009 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$26	$(74)	$(268)	$—	$(316)

Investing activities:
Acquisition of property and equipment	—	(5)	(30)	—	(35)
Proceeds from disposal of property and equipment	—	16	90	—	106
Investment in affiliate	—	—	—	—	—
Other	—	4	—	—	4

Net cash provided by investing activities	—	15	60	—	75

Financing activities:
Asset backed securitization borrowings, net	—	—	41	—	41
Borrowing of long-term debt, net	—	95	(1)	—	94
Debt issuance costs	—	(42)	(14)	—	(56)
Intercompany advances / repayments	(26)	(161)	187	—	—

Net cash (used in) provided by financing activities	(26)	(108)	213	—	79

Net (decrease) increase in cash and cash equivalents	—	(167)	5	—	(162)
Cash and cash equivalents, beginning of period	—	299	26	—	325

Cash and cash equivalents, end of period	$—	$132	$31	$—	$163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

For the nine months ended September 30, 2008 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$5	$25	$133	$—	$163

Investing activities:
Acquisition of property and equipment	—	(26)	(78)	—	(104)
Proceeds from disposal of property and equipment	—	64	15	—	79
Investment in affiliate	—	—	(34)	—	(34)
Other	—	—	(5)	—	(5)

Net cash provided by (used in) investing activities	—	38	(102)	—	(64)

Financing activities:
Asset backed securitization payments, net	—	—	(38)	—	(38)
Borrowing of long-term debt, net	—	(4)	(1)	—	(5)
Debt issuance costs	—	(11)	—	—	(11)
Intercompany advances / repayments	(5)	(12)	17	—	—

Net cash used in financing activities	(5)	(27)	(22)	—	(54)

Net increase in cash and cash equivalents	—	36	9	—	45
Cash and cash equivalents, beginning of period	—	29	29	—	58

Cash and cash equivalents, end of period	$—	$65	$38	$—	$103

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of YRC Worldwide Inc. (also referred to as “YRC Worldwide,” “we” or “our”). MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or include the words “should,” “could,” “would,” “may,” “expect,” “believe,” “estimate” or similar expressions. Our actual results could differ materially from those projected by these forward-looking statements due to a number of factors, including (without limitation), inflation, inclement weather, price and availability of fuel, sudden changes in the cost of fuel or the index upon which the Company bases its fuel surcharge, competitor pricing activity, expense volatility, including (without limitation) expense volatility due to changes in rail service or pricing for rail service, ability to capture cost reductions, changes in equity and debt markets, a downturn in general or regional economic activity, effects of a terrorist attack, labor relations, including (without limitation), the impact of work rules, work stoppages, strikes or other disruptions, any obligations to multi-employer health, welfare and pension plans, wage requirements and employee satisfaction, and the risk factors that are from time to time included in the Company’s reports filed with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

This section focuses on the highlights and significant items that impacted our operating results during the three and nine months ended September 30, 2009. We have presented a discussion regarding the operating results of each of our four operating segments: National Transportation, Regional Transportation, YRC Logistics and Truckload.

Consolidated Results

Our consolidated results for the three and nine months ended September 30, 2009 include the results of each of the operating segments discussed below together with unallocated corporate expenses. A more detailed discussion of the operating results of our segments is presented below.

The table below provides summary consolidated financial information for the three and nine months ended September 30:

	Three months				Nine months
(in millions)	2009	2008	Percent Change		2009	2008	Percent Change
Operating revenue	$1,306.3	$2,380.3	(45.1%)		$4,137.2	$7,011.6	(41.0%)
Operating income (loss)	(118.0)	(756.6)	n/m	(a)	(796.9)	(738.8)	n/m
Nonoperating expenses, net	47.1	20.1	n/m		152.0	54.5	n/m
Net income (loss)	(158.7)	(720.9)	n/m		(741.6)	(731.5)	n/m

(a)	Not meaningful.

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Our consolidated operating revenue decreased 45.1% during the three months ended September 30, 2009 versus the same period in 2008 due to decreased revenue at all of our operating companies. This decline is attributed to both declines in volume over the comparable prior year quarter and declines in yield or price. Our volumes were impacted by multiple factors, most notably the economy and business diversion due to customer concerns surrounding our financial stability. The declines in yield are a factor of excess capacity in the transportation sector resulting in increased competition for lower freight volumes. Additionally, revenue was also negatively impacted by lower fuel surcharge revenue in the three months ended September 30, 2009 as compared to the same period in 2008.

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

Absent the impairment charge taken in September 2008, consolidated operating loss increased significantly during the three months ended September 30, 2009 as compared to the operating income for the same period in 2008; however our operating results improved significantly from a sequential view of the three months ended September 30, 2009 versus the three months ended June 30, 2009. This improvement was reflected in all of our segments and is due to the increased union wage reduction from 10% to 15% effective in August 2009, the suspension of pension contributions and related expense for the majority of our Union Pension Funds effective throughout the quarter and improved operating performance, especially within Regional Transportation and YRC Logistics. Operating expenses for the 2009 quarter decreased $889.5 million as compared to the same period in 2008 and were comprised of a $479.9 million decrease in salaries, wages and benefits, a $242.6 million decrease in operating expenses and supplies, a $139.4 million decrease in purchased transportation, which is attributable to declining volumes and improved carrier pricing due to the depressed economy, and a $25.5 million decrease in other operating expenses. These expense reductions however did not keep pace with the significant revenue decline resulting in the operating loss for the third quarter of 2009.

Consolidated operating loss for the three months ended September 30, 2008 includes non-cash impairment charges of $823.1 million representing a complete writeoff of goodwill associated with our National Transportation segment, the majority of goodwill associated with our YRC Logistics segment and reductions in the tradename values attributed to Roadway and Reimer Express Lines (a part of the National Transportation segment) and USF (a part of the Regional Transportation segment). There were no impairment charges during the three months ended September 30, 2009.

The decrease in salaries, wages and benefits in the third quarter of 2009 as compared to the same period in 2008 is largely due to a 15% wage reduction for the majority of our union employees and a 10% wage reduction for most non-union employees. The pension contribution cessation discussed above also favorably impacted benefit expense in the 2009 period. Additionally, the decrease in salaries and benefits is a result of lower headcount in the current year due to lower volumes and the YRC integration efforts. The decrease in operating expenses and supplies is a result of lower fuel costs of 64.6%, due to lower diesel prices and reduced miles driven, lower vehicle maintenance of 35.8% partially offset by an increase in professional services of $8.7 million or 29.8% related to additional financial advisory services and costs associated with lease terminations of $6.6 million resulting from integration activities. Finally, the decrease in other operating expenses is largely due to the decrease in discretionary spend for travel and employee activities.

Our consolidated operating loss during the third quarter of 2009 was offset by $11.1 million net gains from the sale of property and equipment and the fair value adjustments for property and equipment held for sale compared to $15.5 million gains for the same period in 2008.

Nonoperating expenses consisted primarily of interest expense which continued to increase significantly in the third quarter of 2009 over 2008. This increase is due to increased borrowings under our asset-backed securitization facility and credit facility as well as an increase in interest rates based on our amended terms, all of which resulted in additional interest of $13.4 million. The increase in interest expense is also attributable to increased net deferred debt cost amortization of $6.6 million and additional interest related to our lease financing obligations of $8.2 million and deferred pension obligations of $2.0 million for the three months ended September 30, 2009. Offsetting these 2009 increases was the reduction in interest expense of $4.9 million related to notes redeemed in November 2008.

Our effective tax rate for the three months ended September 30, 2009 was 3.8% compared to 7.2% for the three months ended September 30, 2008. Significant items impacting the 2009 rate include a state tax benefit, certain permanent items and a valuation allowance established for the net deferred tax asset balance projected for year-end 2009. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Consolidated operating revenue decreased by 41.0% during the first nine months of 2009 as compared to the same period in 2008, which is reflective of decreased revenue at all of our operating companies. The decreased operating revenue is a result of lower volumes and yield across the operating companies as well as decreased fuel surcharge revenue.

Absent the impairment charge taken in September 2008, consolidated operating loss increased significantly during the nine months ended September 30, 2009 versus the comparable amount for the same period in 2008. Significant volume declines within our National Transportation and Regional Transportation segments resulted in an operating loss of $783.5 million for the nine months ended September 30, 2009, a significantly larger operating loss from the prior year comparable period. Operating expenses for the first nine months of 2009 were down $1,993.2 million as compared to the same period in 2008 and were comprised of a $994.2 million decrease in salaries, wages and benefits, a $597.3 million decrease in operating expenses and supplies, a $336.4 million decrease in purchased transportation, which is attributable to declining volumes and improved carrier pricing due to the depressed economy, and a $61.4 million decrease in other operating expenses. These expense reductions however did not keep pace with the significant revenue decline resulting in the operating loss for the nine months ended September 30, 2009.

Consolidated operating results for the nine months ended September 30, 2008, include the impairment charge of $823.1 million previously disclosed. There were no similar impairment charges during the nine months ended September 30, 2009.

The decrease in salaries, wages and benefits in the nine months ended September 30, 2009 as compared to the same period in 2008, is largely due to a 10% wage reduction for most union (increased to 15% effective August 2009) and non-union employees offset by increased workers’ compensation expense of $58.9 million due mostly to unfavorable development of prior year claims. Additionally, the decrease in salaries and benefits is a result of lower headcount in the current year due to lower volumes partially offset by increased severance benefits of $36.1 million and pension settlement costs of $8.0 million associated with one of our defined benefit plans. The decrease in operating expenses and supplies is a result of lower fuel costs of 64.7%, due to lower diesel prices and reduced miles driven, lower vehicle maintenance of 28.6% partially offset by an increase in bad debt expense of $16.6 million or 61.1%, an increase in professional services of $39.0 million or 51.1% and costs associated with lease terminations of $28.3 million resulting from integration activities. Finally, the decrease in other operating expenses is due to the decrease in discretionary spend for travel and employee activities.

During the nine months ended September 30, 2009, we recognized net gains on the sale of property and equipment and the fair value adjustments for property and equipment held for sale of $10.6 million compared to gains of $8.9 million for the same period in 2008.

Nonoperating expenses consisted primarily of interest expense and increased significantly for the nine months ended September 30, 2009 versus the comparable period in 2008. Increased borrowings and increased borrowing costs in 2009 resulted in increased interest expense of $37.9 million versus the comparable period in 2008. Interest expense in the nine months ended September 30, 2009, attributable to items that were not incurred in 2008, included expense related to lease financing obligations of $14.3 million and deferred pension obligations of $2.5 million. Amortization of deferred debt costs increased $15.7 million during the nine months ended September 30, 2009 compared to 2008. Offsetting these 2009 increases was the reduction in interest expense of $14.7 million related to notes redeemed in November 2008. Nonoperating expenses in the nine months ended September 30, 2009 also included an impairment charge of $30.4 million related to our investment in Jiayu. This adjustment was required as the estimated current fair value, using a discounted cash flow model, was less than our investment. This was primarily the result of different assumptions with respect to revenue growth rates from the initial valuation to those assumed in the current economic environment.

Our effective tax rate for the nine months ended September 30, 2009 was 21.9% compared to 7.8% for the nine months ended September 30, 2008. Significant items impacting the 2009 rate include a state tax benefit, certain permanent items and a valuation allowance established for the net deferred tax asset balance projected for year-end 2009. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset.

National Transportation Results

National Transportation represented approximately 65% and 71% of our consolidated revenue in the third quarters of 2009 and 2008, respectively, and approximately 66% and 71% of our consolidated revenue in the nine months ended September 30, 2009 and 2008, respectively. The table below provides summary financial information for National Transportation for the three and nine months ended September 30:

	Three months				Nine months
(in millions)	2009	2008	Percent Change		2009	2008	Percent Change
Operating revenue	$849.3	$1,693.7	(49.9%)		$2,745.7	$4,946.4	(44.5%)
Operating income (loss)	(122.0)	(573.6)	n/m	(a)	(661.3)	(506.3)	n/m
Operating ratio (b)	114.4%	n/m			124.1%	n/m

(a)	Not meaningful.
(b)	Represents operating expenses divided by operating revenue.

Three months ended September 30, 2009 compared to three months ended September 30, 2008

National Transportation reported third quarter 2009 operating revenue of $849.3 million, representing a decrease of $844.4 million or 49.9% from the third quarter of 2008. The two primary components of operating revenue are volume, comprised of the number of shipments and the weight per shipment, and price, usually evaluated on a per hundred weight basis. The decline in operating revenue was largely driven by a 43.3% decline in picked up tonnage per day. The decline in picked up tonnage per day was made up of a 39.9% decline in shipments per day and a 5.5% decline in weight per shipment.

The decline in shipments and tonnage resulted from a weakening economy and the diversion of freight by certain customers to other carriers. As the economy has continued to deteriorate, industry capacity is more readily available and market competition for available shipments has intensified. Additionally, we believe that certain customers diverted freight during the third quarter of 2009 due to uncertainty around our financial stability.

The decline in operating revenue was impacted further by an 11.5% decline in revenue per hundred weight. The decline in revenue per hundred weight was primarily the result of lower fuel surcharge revenue and higher than normal revenue adjustments, primarily rerates, related to the transition to the integrated YRC National network. Lower fuel surcharge revenue is driven by substantially lower diesel fuel prices in the third quarter of 2009 as compared to the prior year period and lower overall volume.

Operating loss for National Transportation was $122.0 million in the third quarter of 2009 compared to operating loss of $573.6 million in the prior year period which included a non-cash charge of $635.9 million relating to the impairment of goodwill and tradenames of Roadway and Reimer Express Lines. Absent this charge, operating income for National Transportation was $62.3 million in the third quarter of 2008. Revenue in 2009 was lower by $844.4 million while total costs decreased by $660.1 million in 2009 excluding the impact of the prior period impairment charge. The cost declines consisted primarily of lower salaries, wages and benefits of $367.5 million, lower operating expenses and supplies of $165.4 million, lower purchased transportation costs of $99.4 million, and lower other operating expenses of $27.8 million.

The decline in salaries, wages and benefits during the third quarter 2009 compared to the third quarter 2008 was due mostly to a decline in hourly wages and benefits of $376 million or 43.0%. The decline in salaries and wages resulted from lower volume and the 10% pay reduction which took effect in 2009 for most union and non-union employees and an additional 5% reduction for union employees which took effect in the third quarter of 2009. In addition to volume decreases, a further reduction in benefits expense resulted from the ratification by certain labor unions of a temporary cessation of pension contributions to the Pension Funds effective throughout the third quarter of 2009. These reductions were partially offset by severance charges in the third quarter of 2009 of $3.2 million, as compared to $4.3 million during the third quarter of 2008. The third quarter of 2008 also included a curtailment gain of $61.1 million.

Operating expenses and supplies declined mostly due to lower volumes, reduced facility and fleet size, and a decrease in fuel costs. Fuel and oil costs were 69.8% lower than the prior year. This decline was partially offset by higher costs associated with continuing YRC integration efforts including facility closure costs of $7.6 million during the third quarter 2009.

The decline in purchased transportation in the third quarter 2009 versus the third quarter 2008 of 44.1% resulted primarily from lower volumes during the 2009 quarter. Rail costs were down 52.3% due to lower volume and substantially lower fuel surcharges compared to the prior year while purchased transportation costs were down 51.1%.

The decline in other operating expenses in the third quarter 2009 versus the third quarter 2008 of 26.7% was due primarily to a decline in fuel taxes related to the lower cost of fuel and fewer miles driven, lower claims, and reductions in terminals and fleet. Cargo claims expense decreased by $2.4 million due primarily to fewer shipments offset by higher claims experience. Depreciation declined by $3.5 million related to reduced facility and fleet size. The gain on disposal of property was $11.0 million in 2009 compared to $5.4 million in the comparable prior year period.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

National Transportation revenue decreased $2,200.7 million or 44.5% in the nine months ended September 30, 2009 versus the same period in 2008. The decline in operating revenue was largely driven by a 38.0% decline in total picked up tonnage. As discussed above, these tonnage declines are primarily the result of a slowing economy and the diversion of freight in the current year due to uncertainty around our financial stability. We believe that the impact of freight diversion in the first nine months of 2009 is substantially greater than the impact in the same period in 2008 that resulted from uncertainty and timing around union labor negotiations. The decline in tonnage was impacted further by a 10.7% decrease in revenue per hundred weight resulting mostly from lower fuel surcharge revenue and higher than normal revenue adjustments, primarily rerates, related to the 2009 YRC network change.

Operating loss for National Transportation increased $155.0 million in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Revenue decreased $2,200.7 million in the first nine months of 2009 compared to the same period in 2008 while operating costs decreased $1,409.8 million, exclusive of the previously noted goodwill impairment charge incurred in 2008. The cost declines in 2009 consisted primarily of lower salaries, wages and benefits of $749.5 million, lower operating expenses and supplies of $354.4 million, lower purchased transportation costs of $238.8 million, and lower other operating expenses of $67.2 million.

The decline in salaries, wages and benefits during the nine months ended September 30, 2009 versus the comparable 2008 period was a result of lower volume, wage reductions previously discussed, and the temporary cessation of pension contributions to the Pension Funds, but were partially offset by increased stock compensation expense of $16.1 million, increased workers’ compensation expense of $41.4 million, higher labor costs associated with the initial implementation of the integrated network and higher costs related to annual contractual wage and benefit increases, and increased severance costs of $17.8 million. The nine months ended September 30, 2008 included curtailment gains of $95.5 million; no comparable amount was recorded in the current 2009 period.

Operating expenses and supplies declined during the nine months ended September 30, 2009 versus the comparable 2008 period mostly due to lower volumes and a decrease in fuel costs. Fuel and oil costs were 68.3% lower than the prior year period. This decline was partially offset by an increase in bad debt expense of $18.6 million in the current year compared to prior period due to an increase of bankruptcies and credit risks in our customer base as well as higher costs associated with the YRC integration.

The decline in purchased transportation during the nine months ended September 30, 2009 versus the comparable 2008 period resulted primarily from lower volumes during the nine months ended September 30, 2009 compared to the comparable prior period. Rail costs were down 48.3% due to lower volume and substantially lower fuel surcharges compared to the prior year period while externally purchased transportation costs were down 45.7%.

The decline in other operating expenses during the nine months ended September 30, 2009 versus the comparable 2008 period was due primarily to a decline in fuel taxes of $26.2 million from the prior year period related to fewer miles driven, lower cargo claims expense of $12.9 million mostly due to fewer shipments offset by higher claims experience, and lower depreciation of $7.1 million due to reduced facilities and fleet downsizing.

The gain on disposal of property was $11.4 million in the nine months ended September 30, 2009 compared to a gain of $1.2 million in the comparable prior year period.

Regional Transportation Results

Regional Transportation represented approximately 26% and 21% of our consolidated revenue in the third quarters of 2009 and 2008, respectively and 25% and 22% in the nine months ended September 30, 2009 and 2008, respectively. The table below provides summary financial information for Regional Transportation for the three and nine months ended September 30:

	Three months				Nine months
(in millions)	2009	2008	Percent Change		2009	2008	Percent Change
Operating revenue	$338.8	$509.5	(33.5%)		$1,031.8	$1,555.5	(33.7%)
Operating income (loss)	0.3	(88.0)	n/m	(a)	(122.2)	(123.5)	1.1%
Operating ratio (b)	99.9%	117.3%	(17.4pp	)(c)	111.8%	107.9%	3.9pp

(a)	Not meaningful.
(b)	Represents operating expenses divided by operating revenue.
(c)	Percentage points.

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Regional Transportation reported operating revenue of $338.8 million for the quarter ended September 30, 2009, representing a decrease of $170.7 million, or 33.5% from the quarter ended September 30, 2008. The decreased operating revenue was driven by lower business volumes and weaker pricing including lower fuel surcharge revenue. Total weight per day was down 25.4% in the third quarter 2009, representing a 22.7% decline in total shipments per day and a 3.5% decline in total weight per shipment compared to last year’s quarter. Year-over-year shipment volumes were negatively impacted by a continued weak economy and the diversion of freight by our customers due to uncertainty over our financial stability.

Total revenue per hundred weight decreased 12.2% in the third quarter 2009 as compared to the third quarter 2008, primarily due to lower fuel surcharge revenue associated with lower diesel fuel prices and continued market pricing pressure impacts on our base rates. A meaningful portion of our regional footprint is concentrated in the Upper Midwest where business levels and pricing negotiations have been especially difficult due to the economic challenges in this geographic area.

Operating income for Regional Transportation was $0.3 million for the third quarter 2009, compared to an $88.0 million operating loss for the third quarter 2008. The operating loss for the third quarter 2008 includes an impairment charge of $89.7 million related to the reduction in fair value of the USF tradename. Absent this charge, the $0.3 million operating income for the third quarter 2009 would have been compared to operating income of $1.7 million for the third quarter 2008, consisting of a $170.7 million decline in revenue and a $169.3 million decrease in operating expenses. Regional Transportation has reduced most operating expenses in proportion to lower business volumes. Expense decreases in the third quarter 2009 were in salaries, wages and benefits of $102.2 million, operating expenses and supplies of $54.9 million, purchased transportation of $8.2 million and other operating expenses of $7.8 million.

Salaries, wages and benefits expense decreased 32.1% reflecting lower employee levels and increased productivity as well as compensation and benefit reductions for most employees in Regional Transportation. Additionally, workers’ compensation costs during the third quarter 2009 were lower than third quarter 2008 as a result of favorable development factors. Operating expenses and supplies decreased 42.7% in 2009 reflecting a 22.4% reduction in costs other than fuel and a 57.8% decrease in fuel costs (primarily due to lower fuel prices and lower volumes). Costs were lower in the areas of equipment maintenance, facility maintenance and driver expenses as a result of lower business volumes, effective cost management and terminal closures. Purchased transportation was 34.8% lower due to lower business volumes and the in-sourcing of certain linehaul transportation from third-party providers. Other operating expenses were 31.1% lower mainly in the areas of fuel taxes, licenses, cargo claims and bodily injury and property damage claims primarily due to lower business volumes and favorable development factors for bodily injury and property damage claims.

Gains on property disposals were $0.2 million in third quarter 2009 compared to $3.9 million in third quarter 2008, primarily from the sale of terminal facilities.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Regional Transportation reported operating revenue of $1,031.8 million for the nine months ended September 30, 2009, representing a decrease of $523.7 million, or 33.7% from the nine months ended September 30, 2008. The decreased operating revenue was driven by lower business volumes and weaker pricing including lower fuel surcharge revenue. Total weight per day was down 26.5%, representing a 22.9% decline in total shipments per day and a 4.8% lower total weight per shipment compared to last year. Shipment volumes were negatively impacted by a continued weak economy and the closure of service centers during 2009.

Total revenue per hundred weight decreased 10.9% in the first nine months of 2009 as compared to the first nine months of 2008, primarily due to lower fuel surcharge revenue associated with lower diesel fuel prices and the impact of continued pricing pressure on our base rates.

Operating loss for Regional Transportation was $122.2 million for the first nine months of 2009, an improvement of $1.3 million from the first nine months of 2008, consisting of a $523.7 million decline in revenue and a $525.0 million decrease in operating expenses. The operating loss for the first nine months of 2008 includes an impairment charge of $89.7 million as noted above. Absent this charge, the $122.2 million operating loss for the first nine months of 2009 would have been compared to an operating loss $33.8 million for the first nine months of 2008, consisting of a $523.7 million decline in revenue and a $435.3 million decrease in operating expenses. Regional Transportation has reduced most operating expenses in proportion to lower business volumes. Expense decreases for the nine months ended September 30, 2009 versus the comparable 2008 period were in salaries, wages and benefits of $221.3 million, operating expenses and supplies of $176.7 million, purchased transportation of $27.2 million, other operating expenses of $13.5 million.

Salaries, wages and benefits expense decreased 22.5% for the nine months ended September 30, 2009 versus the comparable 2008 period reflecting lower employee levels and increased productivity as well as compensation and benefit reductions for most employees in Regional Transportation. These decreases were partially offset by severance costs for closed facilities, the equity ownership program for union employees and higher workers’ compensation costs mostly as a result of unfavorable development factors. Operating expenses and supplies decreased 43.9% for the nine months ended September 30, 2009 versus the comparable 2008 period reflecting an 21.0% reduction in costs other than fuel and a 62.0% decrease in fuel costs (primarily due to lower fuel prices and lower volumes). Costs were lower in the areas of equipment maintenance, facility maintenance, driver expenses and tolls as a result of lower business volumes, effective cost management and terminal closures. Purchased transportation was 37.4% lower due to lower business volumes and the in-sourcing of certain linehaul transportation from third-party providers. Other operating expenses were 16.3% lower mainly in the areas of fuel taxes, licenses and cargo claims primarily due to lower business volumes, partially offset by a higher provision for bodily injury and property damage claims due to unfavorable claim development.

Regional Transportation incurred $6.8 million of employee severance and lease termination costs in the first nine months of 2009 for the closure of five Holland service centers in September 2009 and 13 in March 2009 as part of continuing efforts to optimize our networks and reduce costs. These costs were recorded in salaries, wages and employees’ benefits expense and operating expenses and supplies expense. Reorganization costs in the first nine months of 2008 were $12.4 million related to the closure of service centers at Holland and Reddaway during mid-February 2008. These costs consisted primarily of employee severance and lease termination costs.

Losses on property disposals were $0.7 million in the first nine months of 2009 compared to a $2.9 million gain in the first nine months of 2008, primarily due to gains on facility sales in 2008.

YRC Logistics Results

YRC Logistics represented approximately 8% and 7% of our consolidated revenue in the third quarter of 2009 and 2008, respectively, as well as in the nine months ended September 30, 2009 and 2008, respectively. The table below provides summary financial information for YRC Logistics for the three and nine months ended September 30:

	Three months				Nine months
(in millions)	2009	2008	Percent Change		2009	2008	Percent Change
Operating revenue	$102.4	$165.3	(38.1%)		$316.3	$474.9	(33.4%)
Operating income (loss)	6.3	(90.6)	n/m	(a)	(5.1)	(89.8)	n/m
Operating ratio (b)	93.9%	n/m	n/m		101.6%	n/m	n/m

(a)	Not meaningful.
(b)	Represents operating expenses divided by operating revenue.

Three months ended September 30, 2009 compared to three months ended September 30, 2008

In the third quarter of 2009, YRC Logistics operating revenue was $102.4 million, a decrease of $62.9 million or 38.1% from the third quarter of 2008. YRC Logistics recognized revenue declines in each of its service offerings as a result of the weakened economy and customer diversion due to concerns regarding our financial stability. Decreases in 2009 revenue for distribution services were caused by deteriorating economic conditions in the retail sector and customer losses. Revenue declines in transportation services can be largely attributed to the depressed manufacturing sector. Global services revenue fell as shipment counts declined throughout the world from the poor global economic conditions.

YRC Logistics generated operating income of $6.3 million for the three months ended September 30, 2009 compared to an operating loss of $90.6 million in the three months ended September 30, 2008. Operating loss for the three months ended September 30, 2008 included an impairment charge related to the reduction in fair value of the YRC Logistics reporting unit resulting in a write off of goodwill of $97.5 million. Operating income decreased by $0.6 million from $6.9 million, absent the impairment charge, in the third quarter of 2008 to $6.3 million in the third quarter of 2009. YRC Logistics experienced a $1.7 million decrease in workers’ compensation expense compared to the three months ended September 30, 2008 primarily related to a favorable reserve adjustment related to a specific claim.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

YRC Logistics revenue decreased by $158.6 million or 33.4% for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. YRC Logistics recognized revenue declines in 2009 in each of its service offerings as overall business volumes continued to erode as a result of the global recession. Sluggish conditions in the retail sector, certain customer losses and YRC Logistics’ decision to exit its domestic ocean service offering in June 2008 were the main drivers behind the decline in revenue for the distribution services group. A continued weak manufacturing and construction sector largely attributed to revenue declines in the transportation services group. Poor global economic conditions, especially Europe and Asia, resulted in lower volumes and shipment counts in the nine months ended September 30, 2009 causing global services revenue to decline.

Operating loss improved from a loss of $89.8 million in the nine months ended September 30, 2008 to a loss of $5.1 million in the nine months ended September 30, 2009. As previously discussed, the nine months ended September 30, 2008, includes a write off of goodwill of $97.5 million with no comparable amount in the nine months ended September 30, 2009. Absent this charge, operating income decreased from $7.7 million for the nine months ended September 30, 2008 to a loss of $5.1 million for the nine months ended September 30, 2009. This decrease reflects a 33.4% reduction in revenue and a 31.2% reduction in expenses as compared to the 2008 period. Salaries, wages and employees’ benefits decreased 26.5% in 2009 versus the comparable 2008 period, which includes a $4.2 million reduction in incentive compensation, a $2.5 million reduction in workers’ compensation and the remaining decrease attributed to a 10% wage reduction for most employees and an overall reduced workforce. Purchased transportation decreased 41.1% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to both reduced volume and carrier cost.

Truckload Results

Truckload represented approximately 1% of our consolidated revenue in the third quarter of 2009 and 2008, respectively, as well as in the nine months ended September 30, 2009 and 2008, respectively. The table below provides summary financial information for Truckload for the three and nine months ended September 30:

	Three months				Nine months
(in millions)	2009	2008	Percent Change		2009	2008	Percent Change
Operating revenue	$29.9	$33.3	(10.1%)		$83.5	$90.4	(7.6%)
Operating loss	(1.4)	(1.4)	n/m	(a)	(6.0)	(10.4)	42.3%
Operating ratio (b)	104.7%	104.3%	0.4pp	(c)	107.2%	111.5%	(4.3pp )

(a)	Not meaningful.
(b)	Represents operating expenses divided by operating revenue.
(c)	Percentage points.

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Truckload reported operating revenue of $29.9 million for the quarter ended September 30, 2009, representing a decrease of $3.4 million or 10.1% from the quarter ended September 30, 2008. The two primary components of truckload operating revenue are volume, comprised of the miles driven, and price, usually evaluated on a revenue per mile basis. Total miles driven per day were up 10.4% in the third quarter 2009 as compared to the same period in 2008 due primarily to higher use of Truckload services by YRC Worldwide operating companies as they shifted certain line haul miles from rail providers to road service partially offset by the soft economy. However, revenue per mile was down 19.9%, due primarily to lower fuel surcharge revenue associated with lower diesel fuel prices.

Operating loss for Truckload was $1.4 million for the third quarter 2009, flat with the third quarter of 2008, consisting of a $3.4 million decrease in revenue and a $3.4 million decrease in operating expenses. Expense decreases were primarily in the areas of fuel (lower diesel prices partially offset by higher miles driven which consumed more gallons), purchased transportation, equipment depreciation and bodily injury and property damage claims. Increased operating expenses were primarily volume related higher wages and benefits costs of $1.3 million and higher vehicle maintenance costs.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Truckload reported operating revenue of $83.5 million for the nine months ended September 30, 2009, representing a decrease of $6.9 million or 7.6% from the nine months ended September 30, 2008. Total miles driven per day increased 13.1% in the first nine months of 2009 as compared to 2008 due primarily to higher use of Truckload services by YRC Worldwide operating companies partially offset by the soft economy. However, revenue per mile was down 18.6%, due primarily to lower fuel surcharge revenue associated with lower diesel fuel prices.

Operating loss for Truckload was $6.0 million for the first nine months of 2009, an improvement of $4.4 million from the first nine months of 2008, consisting of a $6.9 million decrease in revenue and an $11.3 million decrease in operating expenses. Expense decreases were primarily in the areas of fuel (lower diesel prices partially offset by higher miles driven which consumed more gallons), driver recruiting, purchased transportation, equipment depreciation, bodily injury and property damage claims and losses on equipment disposals. Increased operating expenses were primarily volume related higher wages and benefits costs of $5.0 million and higher vehicle maintenance costs.

Financial Condition

Liquidity

The current economic environment continues to have a dramatic effect on our industry. This economic environment continues to negatively impact our customers’ needs to ship and, therefore, negatively impacts the volume of freight we service and the price we receive for our services. As a result, we continue to experience lower year-over-year revenue (primarily a function of declining volume), operating losses and negative cash flow. In addition, we believe that many of our existing customers have reduced their business with us due to their concerns regarding our financial condition. As a result, these concerns have had an adverse effect on our revenues, results of operations and liquidity.

As a part of our comprehensive plan, we have executed on a number of significant initiatives during 2009 to respond to these conditions, which are described more fully below. In March 2009, we completed the integration of our Yellow Transportation and Roadway networks into one service network, now branded “YRC”. Since the integration, our service has improved to a level above pre-integration. As we continue to improve our service and stabilize our financial condition, we anticipate the return of shipping volume from these customers. However, we cannot predict how quickly and to what extent this volume will return. On a sequential basis, as compared with the second quarter, our operating revenue decreased 1.6% due to modestly declining volumes, but our operating results improved by approximately $182 million, and our operating cash flows improved by $77 million. Sequential improvements were aided by successful cost and liquidity actions within our comprehensive plan which we discuss below.

Comprehensive Plan

In light of the current economic environment and the resulting challenging business conditions, we have implemented or are in the process of implementing the following actions (among others) as part of our comprehensive plan to reduce our cost structure and improve our operating results, cash flow from operations, liquidity and financial condition:

•	the integration in March 2009 of our Yellow Transportation and Roadway networks into a single service network, now branded “YRC”. See “—YRC Integration” below.

•	the discontinuation in March 2009 of the geographic service overlap between our Holland and New Penn networks

•	the first quarter implementation of a 10% wage reduction for substantially all of our employees (both union and non-union). See “—Ratification of Collective Bargaining Agreement Modification” below.

•

the deferral of payment of certain contributions to our Teamster multi-employer pension funds, mostly in the first half of 2009, pursuant to a Contribution Deferral Agreement. See “— Pension Contribution Deferral Obligations” below.

•	further reductions in the number of terminals to right-size our transportation networks to current shipment volumes

•	the August 2009 implementation of an additional 5% wage reduction for substantially all of our union employees. See “—Ratification of Collective Bargaining Agreement Modification” below.

•

the temporary cessation of pension contributions to our Teamster multi-employer pension funds starting in July 2009 through December 31, 2010, which cessation eliminates the need to recognize expense for these contributions during this period. See “—Ratification of Collective Bargaining Agreement Modification” below.

•	the continued suspension of company matching 401(k) contributions for non-union employees

•	the sale of excess property and equipment, primarily resulting from the integration of the Yellow Transportation and Roadway networks

•	the sale and leaseback of core operating facilities. See “—Lease Financing Transactions” below.

•	reductions in force to scale our business to current shipping volumes

•	other cost reduction measures in general, administrative and other areas

•	changes to our overall risk management structure to reduce our letter of credit requirements

•

a longer-term amendment to our Credit Agreement (defined below) to provide us greater access to the liquidity that our revolving credit facility provides and the deferral of interest and fees that we pay to our lenders, subject to the conditions that the amended Credit Agreement requires. See “— Credit Agreement Amendments” below.

•	a renewal and amendment of our ABS Facility (defined below) to defer most of the fees in connection with our ABS Facility, subject to certain conditions. See “– ABS Facility Amendments” below.

•

an agreement with our Teamster multi-employer pension funds to defer the payment of interest on our deferred obligations, and to defer the beginning of installment payments of previously deferred contributions, in each case, subject to the conditions that the CDA Amendment (defined below) requires. See “— Pension Contribution Deferral Obligations” below.

•

our expected launch of an exchange offer (the “Exchange Offer”) to exchange our outstanding USF 8 1/2% notes and contingent convertible notes for common stock and preferred stock of the Company. See “—Contemplated Exchange Offer” below.

Certain of these actions are further described below. The final execution of our plan has certain risks that we are not able to completely control which may adversely impact our liquidity. See “Risks and Uncertainties Regarding Future Liquidity” below.

YRC Integration

In March 2009, we completed the integration of our Yellow Transportation and Roadway networks into one service network, now branded “YRC”. Since the integration, our service has improved to a level above pre-integration. In addition, productivity measurements for city pick up and delivery labor, dock labor, and load average in our line haul operation have also improved since the integration. During the integration, we believe that many of our customers reduced their shipments with us to mitigate their risks from our integration. As our service has improved from the March 2009 integration, many of these customers are now returning their shipping volumes to us and we have added new customers. However, these volumes have not returned as quickly as we had anticipated. We cannot predict how quickly and to what extent these volumes will return. As a result of the successful integration, we have been able to implement a number of significant cost savings actions, including reducing the number of terminals, reducing headcount and decreasing our fleet size. We will implement further cost saving measures if we experience further declines in shipping volume.

Ratification of Collective Bargaining Agreement Modification

In August 2009, the employees in most of our bargaining units who are represented by the International Brotherhood of Teamsters (the “Teamsters”) ratified a modification to our collective bargaining agreement. The modification provides (among other things) the following:

•

a temporary cessation of the requirement for the Company’s subsidiaries to make contributions on behalf of most of the Company’s Teamster represented employees to union multi-employer pension funds from July 2009 through December 31, 2010. These contributions will not need to be repaid in the future and, therefore, will be a cost reduction during this period

•	a 15% wage reduction (which includes the 10% wage reduction previously implemented in January 2009) for most of the Company’s Teamster represented employees

•

a reduction in the increase in contributions to multiemployer health and welfare plans from $1.00 per hour to $0.20 per hour that occurred on August 1, 2009 and to $0.40 per hour that is scheduled for August 1, 2010

•

the establishment of a stock option plan for participating union employees, providing for options to purchase an additional 20% of the Company’s outstanding common stock on a fully diluted basis as if all outstanding stock options were exercised on the date the plan is established. This plan is required to be on terms substantially similar to the plan created in January 2009, when the first 10% wage reduction was implemented. These options are expected to be granted immediately following a successful completion of the Exchange Offer (and any associated reverse stock split substantially contemporaneous with the Exchange Offer)

•

during the period in which the temporary pension contribution cessation is in effect, subject to the approval of the Company’s board of directors, which approval may not be unreasonably withheld, the Company is required to appoint a director that the Teamsters nominate. This person has not yet been nominated.

As with prior ratification elections, a small number of the bargaining units representing less than 10% of our Teamster employees did not initially ratify the labor agreement modifications on August 7, 2009. The Company and the Teamsters have since addressed employee concerns and most of these units have either subsequently ratified the modifications or have merged or will merge with other bargaining units that have previously ratified the modifications. A small number of bargaining units representing less than 4% of our Teamster employees, mostly Reddaway employees or Reimer employees in Canada continue to consider the modifications. These units do not impact contributions to U.S. multi-employer pension funds, as the units do not generally participate in these funds.

Credit Facilities

Our primary liquidity vehicles, the Credit Agreement and the ABS Facility are collectively referred to herein as the “credit facilities”. The Credit Agreement continues to provide us with a $950 million senior revolving credit facility, including sublimits available for borrowings under certain foreign currencies and for letters of credit, and a senior term loan in an aggregate outstanding principal amount of approximately $111.5 million. Throughout 2009, we have entered into various waivers and amendments in respect of our credit facilities to provide additional liquidity and to provide relief to the Company’s covenants under the credit facilities.

Credit Agreement Amendments

On October 9, 2009, and October 27, 2009, the Company entered into Amendments Nos. 11 and 12, respectively, to our Credit Agreement. The following discusses certain aspects of these amendments.

— Revolver Reserve Amount

During 2009, the Company has sold certain of its assets, generally excess real estate and real estate that the Company has sold and leased back from the buyer. Much of the excess real estate has been available for sale due to the Company’s integration of its Yellow Transportation and Roadway networks and the Company’s cost reductions that the Company has undertaken in response to its volume declines. Prior to Amendment No. 12 to the Credit Agreement, the Credit Agreement provided that a portion of the net proceeds from the Company’s sales of real estate was placed into a revolver reserve. The Credit Agreement only permitted the Company to borrow from the revolver reserve if 66 2/3% of the Lenders voted in favor of the borrowing. The amount in the revolver reserve is part of, and not in addition to, the $950 million credit facility that the Credit Agreement provides. The revolver reserve effectively “blocks” the Company from borrowing on that portion of the Credit Facility until the conditions to borrowing to access the blocked amount are met. Prior to Amendment No. 12 to the Credit Agreement, any amounts in the revolver reserve that were not borrowed by October 29, 2009 would have permanently reduced the revolving credit commitments under the Credit Agreement.

Amendment No. 12 to the Credit Agreement extends the date from October 29, 2009 to January 1, 2012 (or such later date as may be agreed to by 66 2/3% of the lenders) on which the revolving commitments will be permanently reduced by the revolver reserve amount, subject to early termination upon a Deferral Termination Event (defined below) so long as the Recapitalization Transaction (as defined in the Credit Agreement) is completed and the CDA Amendment (defined below) is effective. The Exchange Offer, as presently contemplated (and described below in “Contemplated Exchange Offer”), would meet the definition in the Credit Agreement of a Recapitalization Transaction. On November 5, 2009, the CDA Amendment became effective. However, if the Exchange Offer is not completed on or before December 16, 2009 (or such later date as may be agreed to by 66 2/3% of the lenders, the “Exchange Offer Deadline”), the revolving commitments will be permanently reduced by an amount equal to the then current revolver reserve amount on that date.

Amendment No. 12 to the Credit Agreement bifurcated the revolver reserve amount into two blocks: the existing revolver reserve block and the new revolver reserve block.

The existing revolver reserve block is $106 million and will not increase above that amount. Until the earlier of the completion of the Exchange Offer and the Exchange Offer Deadline, the Credit Agreement Amendment continues to provide the Company access to $50 million of the existing revolver reserve block at any time for specified operating needs (“Permitted Interim Loans”). Access to the remaining existing revolver reserve block (and any portion of the $50 million of the existing revolver reserve block that could be, but is not, borrowed prior to the completion of the Exchange Offer) is subject to borrowing conditions, including (among others) the following:

•

after giving effect to each borrowing, unrestricted Permitted Investments (as defined in the Credit Agreement) are less than or equal to $125 million (or, $100 million to the extent that any Permitted Interim Loans are outstanding)

•	completion of the Exchange Offer

•	either

•

the Company meets certain specified minimum weekly operating thresholds based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) and maintains certain monthly selling, general and administrative (“SG&A”) expense amounts below specified maximum thresholds or

•	66 2/3% of the lenders approve the borrowing

The new revolver reserve block was approximately $8.7 million at October 27, 2009 and will be increased by mandatory prepayments of net cash proceeds from certain asset sales and any excess cash flow sweeps. The Company may access the new revolver reserve block after the existing revolver reserve block has been fully borrowed, subject to the same borrowing conditions applicable to the existing revolver reserve block, except that the Company must obtain the approval of 66 2/3% of the lenders rather than complying with the minimum weekly operating EBITDA thresholds and maximum SG&A monthly expense amounts.

— Interest and Fee Deferrals

Amendment No. 12 to the Credit Agreement provides that the lenders will defer revolver and term loan interest, letter of credit fees and commitment fees for the period:

•	beginning upon the completion of the Exchange Offer and

•	ending on December 31, 2010, subject to an extension until December 31, 2011 if agreed to by 66 2/3 % of the lenders.

— Deferral Exceptions and Termination Events

There are exceptions and termination events with respect to the interest and fee deferral described above, including (among others) the following:

•

no further interest and fees will be deferred and all previously deferred amounts will become payable at the direction of a majority of the lenders, upon the occurrence of certain specified events, including (among others) the following, unless 66 2/3% of the lenders agree otherwise (each, a “Deferral Termination Event”):

•

the modification to our collective bargaining agreement (described above in “— Ratification of Collective Bargaining Agreement Ratification”) terminates or is amended or otherwise modified (including, by the operation of any “snapback” or similar provisions) in any way that is adverse to the Company or the Lenders in a manner that could reasonably be expected, individually or in the aggregate, to result in an impact of greater than $5 million in any calendar year;

•	the Company amends or otherwise modifies the Contribution Deferral Agreement and related agreements in any way that is adverse to the Company or the lenders; or

•

on or after completion of the Exchange Offer, the Company makes any cash payment of any pension fund obligations and any interest thereon that the Company deferred in 2009 under the Contribution Deferral Agreement other than:

•	payments of proceeds resulting from the sale of real property that collateralizes the deferred pension obligations and which the pension funds have a first lien; or

•	payments of permitted fees and expenses.

•

no further interest and fees will be deferred upon any cash payment (other than payments described in the preceding bullets) of any pension fund liabilities (and any interest thereon) due prior to December 31, 2011 other than certain permitted payments, including payments to the Company’s single employer pension plans that are required to be made pursuant to ERISA and payments to certain multiemployer pension plans (each, a “Deferral Suspension Event”). Any deferred interest and fees will not become due and payable solely as a result of a Deferral Suspension Event.

•	commencing on January 1, 2011,

•

if after giving effect to an interest or fee payment on the applicable interest or fee payment date, the Available Interest Payment Amount (as defined in the Credit Agreement) on the interest or fee payment date would be equal to or greater than $150 million, the Company must make such payment in full in cash on such interest or fee payment date and

•	to the extent that the Available Interest Payment Amount on any business day exceeds $225 million, the Company must apply the excess over $225 million to pay previously deferred interest and fees.

— Mandatory Prepayments

Under the Credit Agreement, as amended, we are obligated to make mandatory prepayments on an annual basis of any excess cash flow and upon the receipt of net cash proceeds from certain asset sales and the issuance of equity and if we have an average liquidity amount for the immediately preceding five business days in excess of $250 million. The percentage of net cash proceeds received and the manner in which they are applied varies as set forth in greater detail in the Credit Agreement.

Asset Sales

The Credit Agreement, as amended, allows us to receive up to $400 million of net cash proceeds from asset sales in 2009 and $200 million of net cash proceeds from asset sales in 2010, which limits do not include net cash proceeds received from certain asset sales, including the following:

•	the sale of real estate that constitutes first lien collateral of the pension funds pursuant to the Contribution Deferral Agreement

•	the initial sale and lease back transaction completed with NATMI in the first half of 2009, and

•	permitted dispositions approved by a majority of the lenders.

In addition, after Amendment No. 12 to the Credit Agreement, we can only consummate sale and leaseback transactions if

•	a majority of our bank lenders approve the transactions or

•	such transactions were approved by the bank lenders in connection with Amendment No. 12.

The Company expects to close approximately $50 million of approved sale leaseback transactions in the fourth quarter of 2009. See “—Lease Financing Transactions”. The closing of these sale leaseback transactions is subject to the satisfaction of normal and customary due diligence and related conditions, including the right of each buyer to terminate its obligation in its sole discretion during the inspection period, which conditions may be outside of the Company’s control.

— Financial Covenants

Amendment No. 12 to the Credit Agreement eliminated the previous requirement that the Company maintain certain leverage and interest coverage ratios. In addition, Amendment No. 12 to the Credit Agreement eliminated minimum consolidated EBITDA level requirements for the fourth quarter of 2009 and the first quarter of 2010. Finally, Amendment No. 12 to the Credit Agreement reset certain requirements that the Company maintain minimum consolidated EBITDA and maximum capital expenditure levels, as follows:

Period	Minimum Consolidated EBITDA
For the fiscal quarter ending on June 30, 2010	$65,000,000
For the two consecutive fiscal quarters ending September 30, 2010	$135,000,000
For the three consecutive fiscal quarters ending December 31, 2010	$200,000,000
For the four consecutive fiscal quarters ending March 31, 2011	$270,000,000
For the four consecutive fiscal quarters ending June 30, 2011	$270,000,000
For the four consecutive fiscal quarters ending September 30, 2011	$280,000,000
For the four consecutive fiscal quarters ending December 31, 2011	$270,000,000
For the four consecutive fiscal quarters ending March 31, 2012	$300,000,000
For the four consecutive fiscal quarters ending June 30, 2012	$330,000,000

Period	Maximum Capital Expenditures
For the fourth fiscal quarter in 2009	$30,000,000
For the four consecutive fiscal quarters ending December 31, 2009	$60,000,000
For any single fiscal quarter in 2010	$57,500,000
For the four consecutive fiscal quarters ending December 31, 2010	$115,000,000
For any single fiscal quarter in 2011	$72,500,000
For the four consecutive fiscal quarters ending December 31, 2011	$145,000,000
For any single fiscal quarter in 2012	$50,000,000

Amendment No, 12 to the Credit Agreement allows the Company to add back certain restructuring charges when evaluating minimum consolidated EBITDA as set forth in greater detail in the Credit Agreement.

Teamster Approval of the Credit Agreement

The August 2009 modification to our collective bargaining agreement with the Teamsters requires, among other things, that we enter into a bank amendment that is acceptable to the Teamsters. The Teamsters National Freight Industry Negotiating Committee (“TNFINC”) certified to us that Amendment No. 12 to the Credit Agreement was satisfactory to the Teamsters, subject to the following conditions:

•	the Exchange Offer shall have occurred on or before the Exchange Offer Deadline

•

immediately following the Exchange Offer (including any reverse stock split contemplated thereby and contemporaneous therewith) the Company issues options to purchase 20% of the common stock of the Company as the modification to the collective bargaining agreement requires

•

if the Company requests a borrowing or letter of credit pursuant to the Credit Agreement under circumstances where 66 2/3% of the lenders must approve the borrowing or letter of credit, then 66 2/3% of the lenders do so approve the borrowing or letter of credit

•	the lenders under the Credit Agreement continue to defer revolver and term loan interest, letter of credit fees and commitment fees in 2011

•	to the extent a Default or an Event of Default (as each are defined in the Credit Agreement) occurs or additional amendments to the Credit Agreement are consummated, no lender:

•	exercises any remedies that result in the acceleration of the payment of any of the obligations under the Credit Agreement;

•	amends or provides waivers with respect to the Credit Agreement that result in any further increase in interest or fees under the Credit Agreement;

•	obtains a judgment to foreclose on any collateral securing the obligations under the Credit Agreement; or

•	takes any similar type of collection action in court or before an arbitral proceeding.

If any of these conditions are not met, TNFINC reserved the right to declare the modification to the collective bargaining agreement ineffective and terminate the modification on a prospective basis.

ABS Facility Amendments and Renewal

On October 27, 2009, we also amended our ABS Facility. The ABS Facility amendments extended the expiration of the ABS Facility from February 11, 2010 to October 26, 2010; provided that, if the Exchange Offer is not completed by the Exchange Offer Deadline, the ABS Facility will expire on February 11, 2010.

The ABS Facility amendments have amended certain Trigger Events (as defined in the ABS Facility) to make the Minimum Consolidated EBITDA (as defined in the ABS Facility) and maximum capital expenditure requirements consistent with the Credit Agreement. See “Credit Agreement Amendments – Financial Covenants” above. In addition, certain calculations under the ABS Facility were amended to reduce the impact of certain negative effects that the integration of Yellow Transportation and Roadway has had on those calculations, due to rating adjustments and the timing of customer payments. As a result of the amendments, the obligation to repay outstanding amounts under the ABS Facility due to those integration effects has been reduced or eliminated. The

Co-Agents under the ABS Facility have completed preliminary work to verify the related integration adjustments; however, further substantiation by the Co-Agents as part of their annual audit of the ABS Facility is required. This audit must be completed by November 30, 2009.

The ABS Facility amendments also reduced the aggregate commitments under the ABS Facility from $500 million to $400 million and reduced the letter of credit facility sublimit from $105 million to $84 million. The Company believes that the impact of this reduction will not affect the Company’s liquidity because the $400 million commitment level is sufficient given the Company’s current level of accounts receivable underlying the ABS Facility.

Upon completion of the Exchange Offer, the Co-Agents under the ABS Facility have also agreed to defer most of the fees during the term of the ABS Facility. This includes the $10 million fee that was originally due on September 30, 2009, prior to the ABS Facility amendments.

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

The table below summarizes our lease financing transactions through September 30, 2009:

Lessor	Original Contract Amount	Contracts completed in third quarter 2009	Contracts completed through September 30, 2009	Contracts completed subsequent to September 30, 2009	Contract modifications	Remaining contracted amount to close	Effective interest rates
NATMI	$184.4	$—	$127.4	$17.1	$(23.1)	$16.8	10.3%-18.4%
Estes	122.0	14.0	110.3	—	(11.7)	—	10.0%
Other	123.4	7.0	67.4	—	(31.2)	24.8	10.0%-14.1%

Total	$429.8	$21.0	$305.1	$17.1	$(66.0)	$41.6

We have used the proceeds received from the above transactions, as follows:

(in millions)	Nine months ended September 30, 2009
Proceeds received	$305.1
Amounts required to be escrowed with lessor	(12.6)
Transaction costs	(4.4)

Net proceeds received	288.1
Amounts required to be remitted to Revolver Reserve	(80.3)

Amounts available for working capital purposes	$207.8

In addition to the $80.3 million referenced in the table above, we were required to repay borrowings under the revolving loan by an additional $21.9 million as a result of additional asset sales thereby making the revolver reserve amount (now known as the existing revolver reserve block after the Credit Agreement amendments) equal to $102 million at September 30, 2009.

The Credit Agreement requires any net proceeds from real estate asset sales (other than approximately $117 million in net cash proceeds received in the initial sale and leaseback transaction completed with NATMI in the first half of 2009 and sales of real estate on which the pension funds have a first priority security interest under the Contribution Deferral Agreement) received on or after January 1, 2009 to be applied as follows:

•

with respect to the first $300 million of such net cash proceeds, 50% of such proceeds shall be used to prepay amounts outstanding under the Credit Agreement and the remaining 50% shall be retained by the Company;

•

with respect to such net cash proceeds in excess of than $300 million and less than or equal to $500 million, 75% of such proceeds shall be used to prepay amounts outstanding under the Credit Agreement and the remaining 25% shall be retained by the Company; and

•	with respect to such net cash proceeds that exceed $500 million, all of such proceeds shall be used to prepay amounts outstanding under the Credit Agreement.

Amendment No. 12 to the Credit Agreement requires that the prepayments (using the applicable prepayment percentage) described above shall be applied (i) first, to repay any outstanding Permitted Interim Loans; (ii) second, to repay any outstanding loans (or to cash collateralize any letters of credit) from the new revolver reserve block; (iii) third, to repay any outstanding loans (or to cash collateralize any letters of credit) from the existing revolver reserve block; and (iv) fourth, to repay any other outstanding revolver loans (or to cash collateralize any other letters of credit) and increase the new revolver reserve amount by such prepayment amount. Prior to Amendment No. 12, the revolver reserve amount (now known as the existing revolver reserve amount) was increased by 50% of the net cash proceeds received in 2009 from real estate asset sales subject to the above prepayment requirements, except for approximately $48 million of such net cash proceeds received in August 2009. As of September 30, 2009, the Company had received approximately $252 million of net cash proceeds from real estate assets sales subject to the above prepayment requirements.

Pension Contribution Deferral Obligations

We have entered into a Contribution Deferral Agreement with 26 union multi-employer pension funds, which provide retirement benefits to certain of employees, whereby pension contributions originally due to the funds were converted to debt. At September 30, 2009, $141.8 million of deferred contributions were subject to the terms of the Contribution Deferral Agreement. In addition, we have deferred certain additional pension contributions of $22.7 million to these pension funds, and are working with the applicable fund to execute additional joinder agreements to add these amounts to the Contribution Deferral Agreement. At September 30, 2009, these amounts related to pension contributions for union employee hours worked prior to the cessation of contributions that the modification to the collective bargaining agreement provides. See “—Ratification of Collective Bargaining Agreement Modification” above. These amounts are classified as “Wages, vacations and employees’ benefits” in our consolidated balance sheet.

The deferred amounts bear interest at the applicable interest rate set forth in the trust documentation that governs each pension fund and range from 4% to 18% as of September 30, 2009.

On November 5, 2009, we entered into an amendment to the Contribution Deferral Agreement (the “CDA Amendment”).

— Amortization and Interest Deferral

Prior to the CDA Amendment, outstanding deferred pension payments under the Contribution Deferral Agreement were to be paid to the funds in thirty-six equal monthly installments payable on the 15th day of each calendar month commencing on January 15, 2010 (each a “CDA Amortization Payment”) and interest payments under the Contribution Deferral Agreement (each a “CDA Interest Payment”) were required to be made to the funds in arrears on the fifteenth day of each calendar month.

The CDA Amendment provides that upon the completion of the Exchange Offer on or prior to Exchange Offer Deadline (so long as the lenders under the Credit Agreement do not permanently reduce revolving commitments under the Credit Agreement as a result of reducing the revolver reserve amount), all CDA Amortization Payments and CDA Interest Payments due from the date the completion of the Exchange Offer through the end of 2010 shall be deferred until December 31, 2011; provided, that the CDA Amortization Payments and CDA Interest Payments will become due at the election of the majority of the pension funds on December 31, 2010 if 90% of the pension funds do not approve a continuation of the deferral of CDA Amortization Payments and CDA Interest Payments for calendar year 2011. In addition, all deferred interest and amortization payments will become payable at the election of the majority of the pension funds and no new amounts may be deferred upon the earliest to occur of:

•	any Deferral Termination Event (as defined in the Credit Agreement);

•	certain events of default; and

•

the amendment, modification, supplementation or alteration of the Credit Agreement that imposes any mandatory prepayment, commitment reduction, additional interest or fee or any other incremental payment to the Lenders under the Credit Agreement not required as of the effective date of the CDA Amendment unless the pension funds receive a proportionate additional payment in respect of the deferred pension obligations at the time an additional payment to the lenders under the Credit Agreement is required pursuant to the terms of the amendment, modification, supplementation or alteration. For the avoidance of doubt, granting of consent by the lenders under the Credit Agreement to permit an asset sale shall not by itself trigger the provision described in the prior sentence.

— Mandatory Prepayments

The CDA Amendment amends the mandatory prepayment provision tied to liquidity to provide that the Company will only be required to prepay obligations under the Contribution Deferral Agreement if the liquidity of the Company and its subsidiaries is greater than $250 million after deducting any amount due under the Credit Agreement by virtue of the Credit Agreement liquidity mandatory prepayment (as described in the Credit Agreement Amendment section above); provided that such prepayment obligation does not arise unless and until the excess liquidity amount is equal to or greater than $1 million at any time.

— Collateral

As part of the Contribution Deferral Agreement, in exchange for the deferral of the contribution obligations, we pledged identified real property to the pension funds so that the pension funds have a first priority security interest in certain of the identified real property and a second priority security interest in other identified real property located throughout the U.S. and Mexico. We are required to prepay the deferred obligations to the extent that we sell any of the first lien property pledged to the pension funds with the net proceeds from the sale. We have made payments of $15.4 million pursuant to such sales to reduce our obligations to the pension funds during the nine months ended September 30, 2009 leaving a balance of $141.8 million as of September 30, 2009.

Existing Liquidity Position

The following table provides details of the outstanding components and unused available capacity under the Credit Agreement and ABS Facility at each period end after giving consideration to the amendments discussed above:

(in millions)	September 30, 2009	December 31, 2008
Capacity:
Revolving loan	$950.0	$950.0
ABS Facility	400.0	500.0

Total maximum capacity	1,350.0	1,450.0

Amounts outstanding:
Revolving loan	(362.3)	(515.0)
Letters of credit (9/30/09: $ 477.1 revolver; $77.3 ABS Facility)	(554.4)	(460.5)
ABS Facility borrowings	(187.7)	(147.0)
ABS usage for captive insurance company (see below)	—	(221.0)

Total outstanding	(1,104.4)	(1,343.5)

ABS limitations	(135.0)	(64.6)
Revolver reserve	(102.2)	—

Total blocked capacity	(237.2)	(64.6)

Available unused capacity (9/30/09: $8.4 revolver; $- ABS Facility)	$8.4	$41.9

As we sold certain assets, we used the net cash proceeds to reduce the outstanding revolving loan balance. The amended Credit Agreement provides that we create the revolver reserve block with a certain accumulated portion of those proceeds, which amount reduces our available capacity under the revolver on a dollar-for-dollar basis unless certain conditions are satisfied. As a result of this provision, the available capacity of our revolver was reduced by $102.2 million at September 30, 2009. There was no similar amount at December 31, 2008. After considering the revolver reserve amount of $102.2 million and outstanding usage, the unused available capacity under the revolving loan was $8.4 million at September 30, 2009.

Until amended on October 27, 2009, the ABS Facility provided capacity of up to $500 million based on qualifying accounts receivable of the Company and certain other provisions. However, at September 30, 2009 and December 31, 2008, such provisions supported available capacity under the ABS Facility of $265.0 million and $435.4 million, respectively. Considering this limitation and outstanding usage, there was no unused available capacity under the ABS Facility at September 30, 2009 and at December 31, 2008.

YRC Assurance Co. Ltd. (“YRC Assurance”) was the Company’s captive insurance company domiciled in Bermuda and a wholly owned and consolidated subsidiary of YRC Worldwide. YRC Assurance insured certain of our subsidiaries for certain of their respective self-insured obligations for workers’ compensation liabilities. Certain qualifying investments were made by YRC Assurance as required by Bermuda regulations. These investments included purchasing a position in the underlying receivables supporting our ABS Facility. As a result, as shown in the table above, our capacity under the ABS Facility was reduced by YRC

Assurance’s investment in receivables of $221.0 million at December 31, 2008. Our Credit Agreement required us to cease the participation of YRC Assurance in the ABS Facility. We have complied with this requirement, and YRC Assurance was dissolved. As a result of these transactions, the operating companies who received insurance from YRC Assurance are now self-insured for their workers’ compensation liabilities.

Contemplated Exchange Offer

The Company intends to launch the Exchange Offer based upon terms discussed with representatives of a committee of the holders of its contingent convertible notes and a committee of the holders of its USF 8 1/2% notes (collectively the “Notes”). The successful completion of this exchange would allow the Company access to the existing revolver reserve and to begin deferring payment of lender interest and fees under its recently amended Credit Agreement and ABS Facility and to begin deferring the CDA Interest Payments and CDA Amortization Payments under the Contribution Deferral Agreement. See “Credit Agreement Amendments”, “ABS Facility Amendments” and “Pension Contribution Deferral Obligations” above.

In the aggregate and with full participation, noteholders would exchange approximately $536.8 million in face value of Notes plus accrued and unpaid interest for shares of common stock and new preferred stock, which together on an as-if converted basis would represent 95% of the company’s common stock, prior to the Company’s grant of options to its union employees pursuant to modification to the Company’s collective bargaining agreements. See “Ratification of Collective Bargaining Agreement Modification” and “Teamster Approval of the Credit Agreement” above.

Risks and Uncertainties Regarding Future Liquidity

In light of our recent operating results, we have satisfied our short term liquidity needs through a combination of borrowings under our credit facilities and, to a more significant degree, retained proceeds from asset sales and sale/leaseback financing transactions. In an effort to further manage liquidity, we have also instituted the deferral of pension plan payments. As our operating results improve, we expect that cash generated from operations will reduce our need to continue to rely upon these sources of liquidity to meet our short term funding requirements. Although we expect the wage reduction and temporary pension contribution cessation will improve our liquidity position, these and other cost savings measures noted above will be realized over time as they are implemented over the next several months. To continue to have sufficient liquidity to meet our cash flow requirements throughout the remainder of 2009 and through 2010:

•	our operating results must continue to improve quarter-over-quarter and shipping volumes must continue to stabilize or recover quarter-over-quarter;

•	we must continue to have access to our credit facilities;

•	payment of interest and fees to our lenders and to purchasers of our accounts receivable pursuant to the ABS Facility must be deferred at least through 2010;

•	payment of interest and principal to the pension funds must be deferred at least through 2010;

•	our wage reductions and temporary cessation of pension contributions must continue;

•	we must complete the sale/leaseback and real estate sale transactions currently under contract as anticipated; and

•	we must realize the cost savings we expect from these and other actions we have taken to date in the anticipated time periods.

We expect our business to experience its usual seasonal low point in late 2009 and the winter of 2010. Deferral of payment of interest and fees to our lenders, purchasers of our accounts receivable under our ABS Facility and pension funds subject to the Contribution Deferral Agreement and access to the revolver reserve blocks under the Credit Agreement and certain benefits of the ABS Facility are all subject to a successful completion of the Exchange Offer by the Exchange Offer Deadline. As our business reaches this seasonal low point, we will need access to the additional liquidity that these agreements and facilities provide to fund our operations.

If we have not completed the Exchange Offer prior to the Exchange Offer Deadline, we will continue to explore options to complete our restructuring out of court, including further discussions with our lenders under the Credit Agreement, the Teamsters, our multi-employer pension funds and other stakeholders. Among other things, these discussions could result in amendments to the Exchange Offer, which our lenders, the Teamsters and the multi-employer pension funds who are parties to the Contribution Deferral Agreement would have to approve. The approval of these parties is beyond the Company’s control. Other options could also arise out of these discussions; however, these options would require the participation of our stakeholders or other third parties, none of which are within the Company’s control.

If we are unable to complete the Exchange Offer and address our near term liquidity needs as a result of any such discussions, we would then expect to seek relief under the U.S. Bankruptcy Code. The Company expects that any such filing for relief would occur after its orderly completion of planning and preparation for such a filing.

To successfully complete a restructuring in a bankruptcy case, we would require debtor-in-possession financing, the most likely source of which would be our existing lenders. If we were unable to obtain financing in a bankruptcy case or any such financing was insufficient to fund operations pending the completion of a restructuring, there would be substantial doubt that the Company could complete a restructuring.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The uncertainty regarding the Company’s ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Forward-Looking Statements in “Liquidity”

Our beliefs regarding liquidity sufficiency are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Forward-looking statements are indicated by words such as “expected”, “will” and other similar words.

Contingent Convertible Notes

The balance sheet classification of our contingent convertible notes between short-term and long-term is dependent upon certain conversion triggers, as defined in the applicable indenture. The contingent convertible notes include a provision whereby the note holder can require immediate conversion of the notes if, among other reasons, the credit rating on the contingent convertible notes assigned by Moody’s is lower than B2 or if the credit rating assigned by S&P is lower than B. At September 30, 2009 and December 31, 2008, the conversion trigger was met, and accordingly, the contingent convertible notes have been classified as a short-term liability in the accompanying consolidated balance sheets. Based upon this particular conversion right and based upon an assumed market price of our stock of $1.25 per share, which approximates the current market price, our aggregate obligation for full satisfaction of the $386.8 million par value of contingent convertible notes would require cash payments of $11.4 million. Our Credit Agreement will not allow us to pay more than $1 million in cash payments with respect to the conversion of these notes unless a majority of the lenders approve the excess payments.

Cash Flow Measurements

We use free cash flow as a measurement to determine the cash flow available to fund strategic capital allocation alternatives and nondiscretionary expenditures including debt service requirements. Free cash flow indicates cash available to fund additional capital expenditures, to reduce outstanding debt (including current maturities) or to invest in our growth strategies. This measurement is used for internal management purposes and should not be construed as a better measurement than net cash from operating activities as defined by generally accepted accounting principles. The following table illustrates our calculation for determining free cash flow for the nine months ended September 30:

(in millions)	2009	2008
Net cash provided by (used in) operating activities	$(315.7)	$162.8
Net property and equipment proceeds (additions)	70.8	(25.6)
Proceeds from exercise of stock options	—	0.1

Free cash flow (deficit)	$(244.9)	$137.3

Cash used in operations during the nine months ended September 30, 2009 is reflective of our increased operating losses. The 2009 period reflects the deferral of union pension contributions of $157 million that, if paid would have increased the negative free cash flow for 2009 by the same amount.

In the first nine months of 2009, net property and equipment transactions reflect net proceeds of $70.8 million due to significantly increased sales of excess property resulting from the integration of the YRC network as well as network efficiencies made in Regional Transportation. Also in 2009, we have reduced overall capital expenditures due in part to the National Transportation integration and in response to reduced volumes and our financing alternative of leasing $18.9 million of revenue equipment during the nine months ended September 30, 2009. We intend to continue leasing revenue equipment under various master lease agreements in the near term. In 2008 we also had reduced equipment capital expenditures offset by the initial payment of approximately $34 million for a 65% ownership interest in Shanghai Jiayu Logistics Co., Ltd.

During the nine months ended September 30, 2009, we received borrowings of $305.1 million from several sale leaseback type transactions, incurred indebtedness of $157.2 million related to the deferral of certain pension contributions and had $40.7 million of borrowings under our ABS facility. Debt payments in 2009 include proceeds from property sales that were in turn used to pay down amounts under our revolving loan facility and pension deferral obligations. Also in 2009 we have amended various components of our credit agreements resulting in increased debt costs of $44.9 million from the comparable period in 2008.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of September 30, 2009.

Contractual Cash Obligations

	Payments Due By Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Balance sheet obligations: (a)
ABS borrowings	$187.7	$—	$—	$—	$187.7
Long-term debt including interest(b)	470.1	578.6	152.5	—	1,201.2
USF Red Star multi-employer pension withdrawal obligation including interest	1.7	3.5	1.7	—	6.9
Lease financing obligations including interest	35.5	73.4	76.5	204.3	389.7
Pension deferral obligation including interest	38.8	101.6	15.9	—	156.3
Off balance sheet obligations:
Operating leases	99.2	109.2	36.5	25.6	270.5
Capital expenditures	5.8				5.8

Total contractual obligations	$838.8	$866.3	$283.1	$229.9	$2,218.1

(a)

Total liabilities for unrecognized tax benefits as of September 30, 2009, were $84.6 million and are classified on the Company’s consolidated balance sheet within “Other Current and Accrued Liabilities”.

(b)

Long-term debt maturities are reflected by contractual maturity for our credit facility. The contingent convertible senior notes are presented based on the earliest possible redemption date defined as the first date on which the note holders have the option to require us to purchase their notes.

During the nine months ended September 30, 2009, we entered into new operating leases for revenue equipment of approximately $18.9 million.

Based on the current funding position of our defined benefit plans for employees not covered by collective bargaining agreements employer contributions of $3.4 million will be made during 2009.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Unused line of credit	$—	$—	$110.5	$—	$110.5
Letters of credit	554.4	—	—	—	554.4
Surety bonds	165.5	0.2	—	—	165.7

Total commercial commitments	$719.9	$0.2	$110.5	$—	$830.6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As required by the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of September 30, 2009 and has concluded that our disclosure controls and procedures were effective as of September 30, 2009.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity” for additional information regarding our liquidity and compliance with covenants in our credit facilities.

Item 5.	Other Information

On November 5, 2009, YRC Inc., USF Holland Inc., USF Reddaway Inc. and New Penn Motor Express, Inc., all subsidiaries of the Company, as Primary Obligors, and certain other subsidiaries of the Company, as Guarantors, entered into Amendment 2 to Contribution Deferral Agreement (the “CDA Amendment”), which amends that certain Contribution Deferral Agreement with the Central States, Southeast and Southwest Areas Pension Fund and certain other multiemployer defined benefit pension funds and Wilmington Trust Company, as agent.

The principal terms of the CDA Amendment are set forth herein under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity—Pension Contribution Deferral Obligations” and incorporated herein by reference.

Item 6.	Exhibits

10.1*	Amendment No. 8 (dated as of July 13, 2009), Amendment No. 9 (dated as of July 30, 2009), Amendment No. 10 (dated as of August 28, 2009), Waiver and Amendment No. 11 (dated as of October 9, 2009) and Waiver (dated as of October 26, 2009) to the Credit Agreement, dated as of August 17, 2007, among the Company, the Canadian Borrower, the UK Borrower, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent.

10.2*	Amendment No. 12 (dated as of October 27, 2009) to the Credit Agreement, dated as of August 17, 2007, among the Company, the Canadian Borrower, the UK Borrower, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent.

10.3*	Amendment No. 7 (dated July 30, 2009), Amendment No. 8 (dated August 28, 2009), Omnibus Amendment No. 9 (dated September 14, 2009), Amendment No. 10 (dated September 22, 2009), Waiver and Amendment No. 11 (dated October 9, 2009), Omnibus Amendment No. 12 (dated October 15, 2009) and Waiver and Amendment No. 13 (dated October 26, 2009) to Third Amended and Restated Receivables Purchase Agreement, dated as of April 18, 2008, as amended, among Yellow Roadway Receivables Funding Corporation, as Seller; Falcon Asset Securitization Company LLC, Three Pillars Funding LLC and Amsterdam Funding Corporation, as Conduits; the financial institutions party thereto as Committed Purchasers; Wachovia Bank, National Association, as Wachovia Agent and LC Issuer; SunTrust Robinson Humphrey, Inc., as Three Pillars Agent, The Royal Bank of Scotland plc (successor to ABN AMRO Bank, N.V.), as Amsterdam Agent, and JPMorgan Chase Bank, N.A., as Falcon Agent and Administrative Agent.

10.4*	Amendment No. 14 (dated October 27, 2009) to Third Amended and Restated Receivables Purchase Agreement, dated as of April 18, 2008, as amended, among Yellow Roadway Receivables Funding Corporation, as Seller; Falcon Asset Securitization Company LLC, Three Pillars Funding LLC and Amsterdam Funding Corporation, as Conduits; the financial institutions party thereto as Committed Purchasers; Wachovia Bank, National Association, as Wachovia Agent and LC Issuer; SunTrust Robinson Humphrey, Inc., as Three Pillars Agent, The Royal Bank of Scotland plc (successor to ABN AMRO Bank, N.V.), as Amsterdam Agent, and JPMorgan Chase Bank, N.A., as Falcon Agent and Administrative Agent.

10.5*	Consent and Amendment Agreement (dated September 22, 2009) and Amendment 2 (dated November 5, 2009) to Contribution Deferral Agreement, dated as of June 17, 2009 by and between YRC Inc., USF Holland, Inc., New Penn Motor Express, Inc., USF Reddaway Inc., as Primary Obligors, certain subsidiaries of the Company, as Guarantors, Central States, Southeast and Southwest Areas Pension Fund and the other Funds from time to time party thereto and Wilmington Trust Company, as Agent.

10.6*	Real Estate Sales Contract, effective August 14, 2009, between NorthAmerican Terminals Management, Inc. and YRC Worldwide Inc. and First Amendment (effective August 21, 2009), Second Amendment (effective September 21, 2009), Third Amendment (effective September 23, 2009), Fourth Amendment (effective October 7, 2009), Fifth Amendment (effective October 9, 2009) and Sixth Amendment (effective November 4, 2009) to Real Estate Sales Contract.

10.7*	Real Estate Sales Contract, effective August 14, 2009, between NorthAmerican Terminals Management, Inc. and YRC Worldwide Inc. and First Amendment (effective August 21, 2009), Second Amendment (effective September 21, 2009) and Third Amendment (effective November 4, 2009) to Real Estate Sales Contract.

10.8	Amended and Restated Memorandum of Understanding on the Job Security Plan, dated July 9, 2009, among the International Brotherhood of Teamsters, YRC Inc., USF Holland Inc. and New Penn Motor Express, Inc. (incorporated by reference Exhibit 10.1 to Current Report on Form 8-K, filed on July 14, 2009, File No. 000-12255).

10.9*	Company’s Executive Severance Policy.

31.1*	Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Sheila K. Taylor pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification William D. Zollars pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Sheila K. Taylor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates documents filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC WORLDWIDE INC. Registrant

Date: November 9, 2009	/s/ WILLIAM D. ZOLLARS
William D. Zollars Chairman of the Board of Directors & Chief Executive Officer

Date: November 9, 2009	/s/ SHEILA K. TAYLOR
Sheila K. Taylor Executive Vice President & Chief Financial Officer