Form 10-K/A
period 2009-12-31
YRC Worldwide Inc.
filed 2010-03-25
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-12255

YRC WORLDWIDE INC.

(Exact name of registrant as specified in its charter)

Delaware	48-0948788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10990 Roe Avenue, Overland Park, Kansas	66211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (913) 696-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NASDAQ Global Select Market

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 22, 2010
Common Stock, $0.01 Par Value Per Share	1,054,060,900 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of YRC Worldwide Inc. amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2010 (the “Original Form 10-K”). In this Amendment No. 1, unless the context indicates otherwise, the terms “YRC Worldwide,” “the Company,” “we,” “us” or “our” refer to YRC Worldwide Inc. The capitalized terms used in this Amendment No. 1 but not defined shall have the meaning specified for that term in the Original Form 10-K.

This Amendment No. 1 is being filed solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K.

Except as described in this explanatory note, no other information in the Original Form 10-K is being modified or amended by this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after March 16, 2010, which is the filing date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), Part IV (Item 15(a)(3)), the signature page and the exhibits identified in Part IV (Item 15(a)(3)).

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

CURRENT EXECUTIVE OFFICERS AND DIRECTORS

Executive Officers

The following are our executive officers, each of whom serves until his or her successor has been elected and qualified or until his or her earlier resignation or removal:

Name	Age	Principal Occupation and Past Service
William D. Zollars	62	Chairman of the Board and Chief Executive Officer of YRC Worldwide (since November 1999); President of YRC Worldwide (November 1999 – October 2009); President of Yellow Transportation (1996 – 1999); Senior Vice President of Ryder Integrated Logistics, Inc. (1994 –1996).

Timothy A. Wicks	44	President and Chief Operating Officer of YRC Worldwide (since October 2009); Executive Vice President and Chief Financial Officer of YRC Worldwide (October 2008 – October 2009); Senior Vice President, Strategic Growth Initiatives (2006 – 2008), Senior Vice President, Product Development and Management (2004 – 2006), Vice President, Platinum Broker Service (2003 – 2004), and Vice President, Consumer Solutions (2002 – 2003) of United Healthcare (healthcare insurance).

Sheila K. Taylor	36	Executive Vice President and Chief Financial Officer of YRC Worldwide (since October 2009); Vice President – Investor Relations of YRC Worldwide (January 2008 – October 2009); Treasurer of YRC Worldwide (June 2009 – October 2009); Vice President – Finance of Yellow Transportation (January 2007 – August 2008); various director and manager titles in finance, corporate development and investor relations with YRC Worldwide (July 2002 – January 2007).

Michael J. Smid	54	Chief Operations Officer of YRC Worldwide (since June 2009); President of YRC Inc. (since October 2008); President of YRC Enterprise Services (since 2007); President of YRC National Transportation (2007); President and Chief Executive Officer of Roadway Express (2005 – 2007); President and Chief Integration Officer of YRC Worldwide Enterprise Services (2004 – 2005); Executive Vice President and Chief Administrative Officer of Yellow Transportation (2000 – 2004).

Daniel J. Churay	47	Executive Vice President, General Counsel and Secretary of YRC Worldwide (since September 2002).

Phil J. Gaines	46	Chief Accounting Officer of YRC Worldwide (since October 2009); Senior Vice President – Finance of YRC Worldwide (since June 2009); Senior Vice President and Chief Financial Officer of YRC Inc. and YRC Enterprise Services (since January 2009); President of Yellow Transportation (July 2008 – February 2009); Senior Vice President and Chief Financial Officer of YRC North American Transportation (January 2008 – July 2008); Senior Vice President and Chief Financial Officer of YRC National Transportation (January 2007 – December 2007); Senior Vice President – Investor Relations, Government Relations and Corporate Development of YRC Worldwide (August 2005 – January 2007); Senior Vice President – Finance and Administration of Yellow Transportation (December 2003 – August 2005).

James G. Kissinger	53	Executive Vice President – Human Resources of YRC Worldwide (since January 2008); Senior Vice President – Corporate Operations, Aircell (telecommunications) (2006 – 2007); Senior Vice President – Human Resources, Sprint Nextel Corporation (telecommunications) (1984 – 2006).

John A. Garcia	56	Executive Vice President and Chief Sales Officer of YRC Worldwide (since June 2009); President, CDMA Business Unit (October 2007 – November 2008), Chief Marketing Officer (September 2006 – October 2007), Senior Vice President – Product Development (July 2005 – September 2006), President, Sprint/Cable Joint Venture (2005) of Sprint Nextel Corporation (telecommunications).

Richard Williamson	53	Chief Strategy Officer of YRC Worldwide (since August 2009); Managing Director of Alvarez & Marsal (restructuring and performance improvement consulting) (since 2001).

Directors

Our Board of Directors currently consists of nine members, each of whom is elected to serve one year, or until his or her successor is elected and qualified or until his or her earlier resignation, removal from office or death, except as otherwise provided in the Company’s Bylaws or required by law. Directors may serve until age 75, which is the mandatory retirement age pursuant to the Company’s Bylaws. A director’s term on the Board may also be limited if the director changes employment (other than a promotion or lateral move within the same organization) or if the director fails in any fiscal year to attend at least 66% of the aggregate meetings of the Board and any Board committees on which the director serves. The Company’s Bylaws require the director to offer his or her retirement or resignation effective on the annual stockholders’ meeting following the three-month anniversary of the change in his or her employment or the failure to attend the requisite number of meetings in a fiscal year. The Board may waive this requirement in its discretion.

Name	Age	Principal Occupation and Past Service; Directorships

Michael T. Byrnes Director since 2007	64

Senior Advisor, Yuan Associates (China governmental affairs consulting) (since January 2006); President, Tyco International China (manufacturing) (2005–2006); Vice President China Operations, Rockwell Automation (manufacturing) (1998–2004); Retired Brigadier General, United States Army.

Mr. Byrnes’ significant experience working for major corporations with operations in China and his understanding of the cultural, political and regulatory aspects of operating in China allows him to significantly contribute to the Board’s discussions of our Asia operations.

Cassandra C. Carr Director since 1997	65

Senior Advisor, Public Strategies, Inc. (strategic communications) (since 2002), Senior Executive Vice President, External Affairs (1998–2002) and Senior Vice President, Human Resources (1994–1998), SBC Communications, Inc. (telecommunications); Current Director, Temple-Inland Inc. (containerboard manufacturer).

As a result of Ms. Carr’s professional accomplishments, she has gained knowledge and experience in a number of important areas, including human resources, executive compensation and communications. This experience, combined with her institutional knowledge of the Company and the LTL transportation industry gained from many years of service on our Board, allows her to provide the Board with important insight into operational issues facing the Company.

Howard M. Dean Director since 1987	72

Retired Chairman of the Board of Dean Foods Company (processor and distributor of food products); Former Director, Ball Corporation (metal cans).

Mr. Dean’s experience as chief executive officer of a large distribution company, combined with his institutional knowledge of the Company and the LTL transportation industry gained from many years of service on our Board, allows him to provide the Board with unique insights into our challenges, opportunities and operations.

Dennis E. Foster Director since 2000	69

Principal, Foster Thoroughbred Investments (thoroughbred breeding and racing) (since 2000); Vice Chairman, Alltel Corporation (telecommunications) (1998–2000); Chief Executive Officer, 360 Communications, Inc. (wireless communications) (1993–1998); Current Director, NiSource Inc. (natural gas and electric), and current Non-Executive Chairman, Windstream Corporation (telecommunications); Former Director, Alltel Corporation (telecommunications).

Mr. Foster’s experience in leadership positions with technology companies, combined with his institutional knowledge of the Company and the LTL transportation industry gained from many years of service on our Board, allows him to provide the Board with insight on the opportunities and challenges facing us in deploying technology across our network.

Phillip J. Meek Director since 2003	72

Retired Senior Vice President and President, Publishing Group, Capital Cities/ABC, Inc. (broadcasting, cable, and publishing) (1986–1997); Life Trustee of Ohio Wesleyan University; Director, Guideposts (religious organization).

Mr. Meek’s experience as a senior executive of a large public company, combined with his institutional knowledge of the Company and the LTL transportation industry gained from many years of service on our Board and on the Board of Directors of Roadway Corporation, which we acquired in 2003, allows him to provide the Board with important insight on operational matters.

Mark A. Schulz Director since 2007	57

Retired Executive Vice President and President—International Operations, Ford Motor Company (automotive) (2005–2007) and President—Asia Pacific and Ford South America Operations (2003–2005), Ford Motor Company (automotive); Current Director, Dana Holding Corporation (supplier of vehicle parts); Member of the Board of Advisors of The National Bureau of Asian Research (an independent, non-partisan research institution); Member of the Board of Directors of Valparaiso University.

Mr. Schulz’s experience as an executive officer of Ford Motor Company in charge of international operations, including those in Asia, allows him to provide the Board with important insight into operating a company in foreign jurisdictions. In addition, Mr. Schulz’s experience at Ford Motor Company, which has complex procurement and distribution operations, allows him to provide the Board with unique insight into the needs of our customers.

William L. Trubeck Director since 1994	63

Self-employed business and financial consultant (2008–present); Executive Vice President and Chief Financial Officer, H&R Block, Inc. (financial services) (2004–2007); Executive Vice President, Western Group (2003–2004); Executive Vice President, Chief Administrative Officer and Chief Financial Officer (2002–2003) and Senior Vice President and Chief Financial Officer (2000–2002), Waste Management, Inc. (waste disposal and environmental services); Senior Vice President–Finance and Chief Financial Officer and President, Latin American Operations, International MultiFoods, Inc. (food manufacturing) (1997–2000); Current Director, Dynegy Inc. (independent power producer); Vice Chairman of the Board of Trustees of Monmouth College; Former Director, Ceridian Corp. (business services); and Federal Home Loan Bank of Des Moines (community banking).

Mr. Trubeck’s experience as the chief financial officer of several large public companies, combined with his institutional knowledge of the Company and the LTL transportation industry gained from many years of service on our Board, allows him to provide the Board with important knowledge of financial and accounting issues affecting us.

Carl W. Vogt Director since 1996	73

Retired Senior Partner, Fulbright & Jaworski LLP (legal services) (1974–2002); President Emeritus (President interim 1999–2000), Williams College, Williamstown, MA; Chairman, National Transportation Safety Board (1992–1994); Current Director, American Science & Engineering (x-ray bomb and contraband detection); Former Director, Waste Management, Inc. (waste and environmental services); and DWS Scudder Mutual Funds (financial services).

Mr. Vogt’s background as a lawyer and his prior experience as the Chairman of the National Transportation Safety Board, combined with his institutional knowledge of the Company and the LTL transportation industry gained from many years of service on our Board, allows him to provide the Board with an important perspective of the regulatory environment in which we operate, including on issues related to governance and safety.

William D. Zollars Director since 1999	62

Chairman of the Board and Chief Executive Officer of YRC Worldwide (since November 1999); President of YRC Worldwide (November 1999–October 2009); President of Yellow Transportation, Inc. (1996–1999); Senior Vice President of Ryder Integrated Logistics (1994–1996); Current Director, ProLogis Trust (real estate investment trust), Cerner Corporation (computer integrated systems design) and CIGNA Corporation (hospital and medical service plans); Former Director, Butler Manufacturing Company (prefabricated metal buildings and components).

Mr. Zollars’ experience as our chief executive officer for over a decade allows him to provide the Board with important perspective on our opportunities, challenges and operations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on our review of copies of reports that persons required to file reports under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), furnished to us, we believe that, for the year ended December 31, 2009, all filings required to be made by reporting persons with respect to the Company were timely made in accordance with the requirements of the Exchange Act.

CODE OF CONDUCT

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

CHANGES TO PROCEDURES FOR STOCKHOLDERS TO NOMINATE PERSONS FOR

ELECTION TO THE BOARD OF DIRECTORS

Except as set forth below, there were no material changes made during fiscal year 2009 to the procedure by which stockholders may recommend nominees to our Board of Directors.

As a result of the debt-for-equity exchange offers we consummated at the end of 2009, eight of our current directors will resign, and we currently anticipate that the directors will appoint to the vacant positions eight new directors to serve until the next annual meeting of the Company’s stockholders. Four of the new directors will be chosen by the board of directors from a group of six potential nominees put forth by a subcommittee comprised of some of the persons that held the largest amount of the notes tendered in the exchange offers (the “noteholder subcommittee”). Three of the new directors will be chosen by the board of directors in consultation with the noteholder subcommittee and subject to approval by the noteholder subcommittee. However, if the noteholder subcommittee does not approve the three directors to be so nominated, two of the directors that would have been so nominated will be chosen from a group of five potential nominees put forth by the noteholder subcommittee, and the board of directors shall be entitled to appoint one of the directors that would have been so nominated. The International Brotherhood of Teamsters, pursuant to the Amended and Restated Memorandum of Understanding on the Job Security Plan, dated July 9, 2009, which modified the National Master Freight Agreement, effective April 1, 2008 through March 31, 2013, with YRC Inc., USF Holland Inc. and New Penn Motor Express Inc., has the right to nominate one of our nine directors. The Company will file with the SEC and transmit to its stockholders the information required by Rule 14f-1 of the Exchange Act not less than 10 days before the new directors take office.

AUDIT/ETHICS COMMITTEE

The Company has an Audit/Ethics Committee, whose members are William Trubeck (Chairman), Howard Dean and Mark Schulz. The Board had determined that all of the members of the Audit/Ethics Committee are, and in 2009 were, independent directors, as that term is defined in applicable law and the NASDAQ Stock Market rules. The Board had further determined that Mr. Trubeck is the “audit committee financial expert,” as that term is defined under SEC regulations and that Mr. Trubeck met the financial sophistication requirement of the NASDAQ Stock Market rules.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and Objectives

Our Compensation Committee (the “Committee”) has established an executive compensation philosophy that supports our objectives to:

•

attract and retain high caliber executives whose leadership skills can enable us to effectively navigate the economic environment affecting our Company and to effectively compete in our market segments; and

•	provide incentives that encourage executives to attain the highest level of organizational performance to maximize stockholder value without encouraging excessive risk taking.

To achieve these objectives, the Committee has adopted an executive compensation program that:

•	provides compensation at levels that are reflective of responsible market practices;

•	provides a significant portion of total compensation that is aligned with the achievement of annual, long-term and individual performance goals; and

•	provides almost all long-term incentive compensation in the form of equity to further align our executives’ interests with our stockholders.

Overview of 2009 Business Activity Related to Compensation Actions

The economic environment in 2009 had a dramatic effect on our industry and negatively impacted our customers’ needs to ship and, therefore, negatively impacted the volume of freight we serviced and the price we received for our services. In addition, we believe that certain of our customers diverted business to other carriers due to their concerns regarding our financial stability. As a result, our operating results, cash flows from operations, liquidity and financial condition were negatively impacted.

In 2009, we implemented a comprehensive recovery plan to reduce our cost structure and improve our operating results, cash flows from operations, liquidity and financial condition. As part of our comprehensive recovery plan, we monitored and modified our compensation practices to align our employees’ compensation (including our named executive officers) with our financial condition and our need to attract and retain high-caliber employees (including our named executive officers) to assist us in navigating through the current economic environment.

During 2009, we significantly reduced our overall workforce and implemented the following actions related to the compensation of our employees:

•	in the first quarter, we implemented a 10% wage reduction for substantially all of our employees (both union and non-union), including our named executive officers;

•

in the first quarter, we granted stock options to substantially all of our employees (both union and non-union, but excluding participants in our long-term incentive plan including our named executive officers, other than Ms. Taylor, as she was not our principal financial officer at the time) in connection with the 10% wage reduction;

•	we deferred the payment of certain contributions to our multi-employer pension funds, mostly in the first half of 2009, pursuant to a Contribution Deferral Agreement;

•	we temporarily ceased pension contributions to our multi-employer pension funds starting in July 2009 through December 31, 2010;

•	we implemented an additional 5% wage reduction for substantially all of our union employees in August 2009;

•

in connection with the August 2009 reduction in union wages and the temporary cessation of pension contributions, we agreed to grant union employees options to purchase an additional 20% of the Company’s outstanding common stock, subject to the receipt of certain stockholder approvals (or stock appreciation rights with equivalent value if stockholders did not provide the requisite approvals); the Company adopted plans and awarded these options and rights in March 2010;

•	we continued the suspension of Company matching 401(k) contributions for non-union employees; and

•

we implemented seasonal wage reductions of approximately 5% in October 2009 and an additional reduction of approximately 18% in December 2009 for substantially all of our non-union employees, including our named executive officers.

In addition, as indicated below under Director Compensation, our Board voluntarily reduced their fees and retainers for 2009 and waived special telephonic meeting fees for 2009.

Components of Executive Compensation

For 2009, the compensation for each of our named executive officers listed in the Summary Compensation Table was comprised of the following principal elements:

•	base salary;

•	annual cash incentive opportunity aligned with our 2009 EBITDA;

•

long-term incentive opportunity aligned with our 2009 EBITDA and price appreciation of our common stock over a three year period, paid in cash and restricted stock (Ms. Taylor was not eligible for this opportunity in 2009); and

•	perquisites and other benefit plans and programs that we sponsor.

Determining Executive Compensation

The Committee has primary responsibility for determining the compensation package for the named executive officers with the assistance of the Company’s chief executive officer and the Committee’s independent compensation consultant (the “Consultant”). The Committee does not follow a strict formula in setting each element of compensation and total compensation and does not have an established formula for allocating executive compensation between cash and equity or short-term and long-term compensation. Instead, the Committee has followed market practices relative to each component of compensation while remaining consistent with our executive compensation philosophy and objectives, including the use of performance goals such as EBITDA, which aligns payouts to a goal that is subject to a formal calculation. Prior to 2009, the Committee utilized information that the Consultant provided from various survey groups in determining the appropriate level and form of compensation. Generally, the Committee has aimed to provide base salaries, target annual incentive and long-term incentive opportunities and total compensation for the named executive officers that are near the market median of the applicable survey group for similar positions, with the opportunity for the named executive officers to receive annual incentive and long-term incentive compensation in excess of (or less than) target if we exceed (or fail to achieve) our target performance goals. The Committee also has considered experience, tenure in position, scope of an executive’s responsibilities, performance and any other factors that could be relevant at the time when setting salaries and target annual incentive and long-term incentive opportunity levels.

Due to the economic environment facing the Company in 2009, the Committee did not follow historical practices in determining the 2009 compensation package for the named executive officers. Instead, it decided to maintain base salaries (which were then subject to reductions as discussed elsewhere in this Compensation Discussion and Analysis) and annual and long-term incentive target percentages at 2008 levels and to maintain the 2008 percentage split between base salary and incentive compensation. The Committee then designed incentive compensation to align the named executive officers’ compensation with the goals of our comprehensive recovery plan. As a result, in 2009 the Committee did not utilize benchmarking or third-party compensation surveys in the same manner as it had in prior years. See Survey Group below for a discussion of the Committee’s use of surveys in 2009.

The Committee expects to work with the Consultant in 2010 to reevaluate our compensation practices in light of the significant changes that have occurred in our business over the last several years, including comparing such practices to a survey group that is more reflective of our size and the current labor market.

Chief Executive Officer Compensation

In January 2006, the Committee and the full Board (other than Mr. Zollars) determined it was beneficial for us to enter into an employment agreement with Mr. Zollars and established his base salary and annual incentive and long-term incentive opportunities (as set forth in his employment agreement) using a similar method as was used for the other named executive officers, which was targeting each element of compensation and total compensation near the market median of an applicable survey group. See Executive Agreement—William D. Zollars Employment Agreement for a discussion of the terms of Mr. Zollars’ employment agreement. Mr. Zollars’ January 2006 employment agreement requires the Board to annually review his base salary to determine whether it should be increased. Other than special equity opportunities (which have previously been provided) and the supplemental retirement benefits contained in Mr. Zollars’ employment agreement, the compensation policies for Mr. Zollars are essentially the same as for our other named executive officers. The variation between Mr. Zollars’ and the other named executive officers’ compensation reflects the scope and increased level of responsibility of the chief executive officer position compared with our other named executive officers.

In addition, supplemental retirement benefits were provided to Mr. Zollars as part of his new hire package in 1996 and were critical to attract him as a mid-career top executive. These benefits were continued in his 2006 employment agreement and are calculated by reference to the Yellow Corporation Pension Plan (the “Yellow Pension Plan”). When we froze future benefit accruals under the Yellow Pension Plan in July 2008, the future benefit accruals under Mr. Zollars’ employment agreement were also frozen.

Mr. Zollars provided a written self-evaluation of his performance for 2008 and met with the Committee to discuss the evaluation. After this discussion, the Committee met without Mr. Zollars to discuss his compensation and then provided a recommendation to the Board. Mr. Zollars, who is presently a member of the Board, recused himself from the Board’s deliberations on his compensation, which were held in executive session without him, and abstained from voting on any element of his compensation. The Board, taking into account the recommendation of the Committee, made a final determination as to Mr. Zollars’ 2009 compensation, which was to maintain his base salary and annual and long-term incentive target percentages at 2008 levels. Mr. Zollars then agreed to reductions in his base salary during 2009 in connection with the implementation of wage reductions for substantially all our non-union employees.

Compensation for Named Executive Officers (other than the Chief Executive Officer)

Each year, the chief executive officer sets performance goals for the other named executive officers. The chief executive officer reviews the performance of each named executive officer (excluding himself) with the Committee and makes recommendations as to the compensation for each executive. Taking into account the chief executive officer’s performance review of the named executive officers, the Committee approves the compensation for each named executive officer other than the chief executive officer. Prior to 2009, the Committee would compare the chief executive officer’s compensation recommendations against market data from an applicable survey group provided by the Consultant. Due to the Committee’s decision to maintain base salaries and annual and long-term target percentages for the named executive officers at 2008 levels, the Committee did not utilize market data in this manner for 2009. See Survey Group below for a discussion of the Committee’s use of surveys in 2009.

Consultant

The Committee’s Consultant provides guidance and advice to the Committee regarding executive officer compensation trends, reviews compensation plan design and suggests alternative ways to deliver compensation to align the executive’s compensation with Company goals. Frederic W. Cook & Co. has been the Committee’s independent consultant since July 2007.

Survey Group

As discussed above, in 2009, the Committee did not undertake an overall evaluation of the named executive officers compensation in light of a comparable survey group. Instead, the Committee requested information from the Consultant in connection with the evaluation of certain of the named executive officers’ compensation. See Summary of Compensation Components-Base Salary, Summary of Compensation Components-Annual Incentive Bonus Program and Summary of Compensation Components-2009 Long-Term Incentive Plan. The Committee requested this information to understand the current labor market environment and to recognize the changes the Company has experienced over the last two years. In evaluating compensation, the Consultant provided guidance and advice to the Committee using data derived from the Towers Perrin Compensation Data Bank (CDB) Executive Database (the “Database”). The Database includes more than 500 companies and presents the compensation levels and practices of companies across a broad section of industries, including aerospace/defense and automotive and transportation, chemicals, computer hardware, software and services, consumer products (excluding food and beverage), electronics and scientific equipment, food and beverages, metals and mining, oil and gas, pharmaceutical, retail and telecommunications. A list of the companies contained in the Database is included in this Annual Report on Form 10-K/A as Exhibit 99.1.

Summary of Compensation Components

Base Salary

Prior to 2009, base salary for each of the named executive officers was determined based on a number of factors including: the salary level for similar positions in applicable survey groups, the named executive officer’s experience, tenure in position, level of responsibility and performance, and internal pay equity among our executive officers. The performance of each named executive officer was also evaluated by reference to individual goals that the named executive officer, together with the chief executive officer (and in the case of the chief executive officer, together with the Board), established each year, including:

•	developing and executing our strategies;

•	developing personnel within the executive’s control or management; and

•	participating in and contributing to programs that positively impact our operations and growth.

The Committee departed from past practices and elected to not increase base salaries for any of the named executive officers at the beginning of 2009 in light of the economic environment facing the Company. In January 2009 in connection with a 10% reduction in wages and the elimination of certain cost of living adjustments for union employees, we temporarily reduced the salaries of substantially all non-union employees, including the named executive officers, by 10% through June 30, 2009, at which time the reduction was scheduled to be adjusted to 5% through the end of 2009. This temporary reduction in salary, however, was made permanent in July 2009 in connection with the union employees’ approval of a further modification of their labor agreements providing for an additional 5% incremental wage reduction and an 18 month cessation of union pension fund contributions.

As part of the Company’s efforts to reduce costs and improve liquidity, the Company instituted an additional reduction of approximately 5% in the salaries of substantially all non-union employees of the Company, including the named executive officers, in October 2009, and an additional reduction of approximately 18% in the salaries of substantially all non-union employees of the Company, including the named executive officers, for the period from December 15, 2009 through January 15, 2010. While base salary reductions implemented in the fourth quarter of 2009 terminated on January 15, 2010, the 10% reduction is permanent. As a result, the base salary for substantially all non-union employees at the beginning of 2010, including the named executive officers, is generally 10% lower than in 2008. These salary reductions are on top of prior reductions in 2008 of pension and 401(k) plan benefits and an increase in employee costs for Company provided medical and dental benefits.

In October 2009, Mr. Wicks and Ms. Taylor received base salary adjustments to reflect their increased duties and responsibilities in connection with their promotion to our President and Chief Operating Officer, and Executive Vice President and Chief Financial Officer, respectively, and in November 2009, Mr. Churay received a base salary adjustment to align his salary with the market. In establishing these new base salaries, the Consultant provided guidance and advice to the Committee using data derived from the Database.

Option Grant. On January 2, 2009, Ms. Taylor, who, at the time, was not our principal financial officer, received an option to purchase 1,280 shares of our common stock pursuant to the YRC Worldwide Inc. Non-Union Employee Option Plan. See Grants of Plan-Based Awards. This grant was part of a company-wide grant of options to substantially all non-union employees (other than employees who participate in our long-term incentive plan) in connection with the 10% wage reduction in January 2009.

Annual Incentive Bonus Program

The named executive officers are eligible to receive cash compensation under our Annual Incentive Bonus Program if certain performance objectives are achieved. Like in previous years, the 2009 annual incentive opportunity for each named executive officer is expressed as a percentage of the named executive officer’s actual base salary. As with base salaries, in 2009 the Committee maintained each named executive officer’s target percentage at 2008 levels. Using information provided by the Consultant from the Database, the Committee decided to increase Mr. Wicks’ and Ms. Taylor’s target percentage when they assumed additional duties and responsibilities in October 2009. Actual payouts could be higher or lower depending on the achievement of individual performance goals.

In 2009, EBITDA was a key measure the Company utilized in determining whether it had met its cost reduction and liquidity goals. As a result, the Committee utilized 2009 EBITDA (as defined below) in determining each named executive officer’s annual incentive opportunity. The Board approved our 2009 financial plan goals, including our 2009 EBITDA goals, and the Committee established “threshold,” “target” and “maximum” 2009 EBITDA plan objectives that aligned each named executive officer’s annual incentive opportunity to the financial plan of the Company. The Committee determined the “threshold” based on the minimum amount of 2009 EBITDA that would be necessary to fund the incentive payments.

While the measurement criteria was different in 2009, the Committee believes that the difficulty of achieving the target was as difficult, or more difficult, to achieve than the targets utilized for prior years due to the economic environment affecting the Company. The following table sets forth the 2009 EBITDA goals for the named executive officers and the percentage of target incentive compensation that could have been paid had the goals been achieved. For named executive officers to earn any incentive compensation, the Company had to achieve greater than 100% of its $200 million 2009 EBITDA goal. To receive the full 100% of their respective target incentive compensation, the Company had to achieve $280 million of 2009 EBITDA, or 140% of financial plan goal. In addition, incentive compensation was capped at 125% of target regardless of how well the Company performed.

	THRESHOLD	TARGET	MAXIMUM

Operating Measurement	100% of EBITDA Goal 0% of Target Incentive Compensation	140% of EBITDA Goal 100% of Target Incentive Compensation	150% of EBITDA Goal 125% of Target Incentive Compensation	2009 Actual Performance
YRC Worldwide 2009 EBITDA	$200,000,000	$280,000,000	$300,000,000	$(589,846,000)

For the purpose of the Annual Incentive Bonus Program, “2009 EBITDA” meant Consolidated EBITDA (as defined below) for the 12-month period ending December 31, 2009 (excluding any negative Consolidated EBITDA for the three-month period ending March 31, 2009). “Consolidated EBITDA” was determined by adding the following amounts to the Company’s audited consolidated net income (loss) to the extent they were deducted from the Company’s audited consolidated operating revenues in determining net income (loss):

(a)     consolidated interest expense;

(b)     expense for taxes paid or accrued;

(c)     depreciation;

(d)     amortization;

(e)     extraordinary, non-cash expenses or losses incurred other than in the ordinary course of business;

(f)      non-recurring, non-cash expenses or losses incurred other than in the ordinary course of business;

(g)     non-cash expenses related to stock based compensation or stock appreciation rights; and

(h)     fees and expenses (including legal, accounting and debt issuance costs) incurred in connection with certain waivers of, and amendments to, the Company’s credit agreement and its ABS facility and in connection with a certain sale/lease back transactions.

And then subtracting the following amounts to the extent they were included in the Company’s audited consolidated net income (loss):

(v)     interest income;

(w)    income tax credits and refunds (to the extent not netted from tax expense);

(x)     any cash payments made during such period in respect of items described in items (e), (f) or (g) above subsequent to the fiscal quarter in which the relevant non-cash expenses or losses were incurred;

(y)     any income or gains resulting from the early retirement, redemption, defeasance, repayment or similar actions in respect of indebtedness; and

(z)     extraordinary, unusual or non-recurring income or gains realized other than in the ordinary course of business.

All additions and deductions were calculated in accordance with generally accepted accounting principles on a consolidated basis.

Actual achievement of objectives between threshold and target and between target and maximum provide the named executive officers with the opportunity for payouts that are proportionately between the percentages of target incentive bonus for each of those objectives.

In determining annual incentive payouts for a year, the Committee may reduce payouts if our performance is below our goals, if the Committee determines that it is in the best interest of our stockholders taking into consideration the cyclical nature of our industry and the impact of general economic conditions on our operations in that year or based upon an assessment of the named executive officer’s performance versus individual objectives. The Committee generally approves annual incentive compensation payments during the first quarter of the year following the performance year.

For 2009, the performance objectives used to determine annual incentive compensation eligibility were weighted 75% based on 2009 EBITDA and 25% based on the individual performance of the named executive officers. Because we did not achieve our 2009 EBITDA plan goals, the named executive officers did not receive annual incentive compensation for 2009. Therefore, individual performance reviews were not a factor in determining annual incentive compensation payments for 2009.

2009 Long-Term Incentive Plan

Our 2009 long-term incentive plan (“2009 LTIP”) provides our named executive officers (other than Ms. Taylor) with an opportunity to receive cash and have restricted stock vest if certain performance objectives are achieved. Ms. Taylor was not eligible to participate in our 2009 LTIP because she did not become our Executive Vice President and Chief Financial Officer until October 2009. She will, however, be eligible for a long-term incentive opportunity in 2010. In March 2009, the Committee approved a redesign of our long-term incentive plan to align our named executive officer’s compensation with our liquidity goals during the difficult economic environment facing our company and with the price appreciation of our common stock, in each case for the benefit of our stockholders. In connection with the approval of our 2009 LTIP, our prior long-term incentive plan and potential award opportunities under that plan with respect to incomplete performance periods, including the 2007-2009 and 2008-2010 performance periods were cancelled and terminated.

Like in previous years, the 2009 long-term incentive opportunity is expressed as a percentage of the named executive officer’s base salary. The Committee based each named executive officer’s long-term incentive opportunities on the executive’s expected 2009 base salary, which at the beginning of 2009 was anticipated to be 7.5% lower on an annual basis (reflecting an anticipated 10% reduction in base salary from January through June 2009 and an anticipated 5% reduction in base salary from July through December 2009). As with base salaries, in 2009, the Committee maintained each named executive officer’s target percentage at 2008 levels. Using information provided by the Consultant from the Database, the Committee decided to increase Mr. Wicks’ target percentage for 2010, when he assumed additional duties and responsibilities in October 2009.

Under the 2009 LTIP, (i) 20% of our named executive officers’ 2009 incentive opportunity was based on the achievement of a 2009 EBITDA target (payable one-half in cash and one-half in restricted stock) and (ii) 80% of the 2009 incentive opportunity was based on the price appreciation of our common stock (all of which was payable in restricted stock). For the purpose of the 2009 LTIP, “2009 EBITDA” has the same meaning as under our Annual Incentive Bonus Program. See Annual Incentive Bonus Program above.

Under the 2009 LTIP, our named executive officers received a restricted stock grant on March 30, 2009. The restricted stock was issued pursuant to our 2004 Long-Term Incentive and Equity Award Plan. If our 2009 EBITDA was equal to or greater than $200 million, 11% of the shares of restricted stock would have vested on the third anniversary of the date of grant. Because we did not meet that EBITDA target, these shares did not vest and were forfeited.

Also, under the 2009 LTIP, if the highest Average Share Price (as defined below) of our common stock at any time prior to the third anniversary of the date of grant is:

•	equal to $5.00 per share, 22% of the shares of restricted stock will vest; or

•	greater than or equal to $15.00 per share, 89% of the shares of restricted stock will vest.

If the highest Average Share Price is greater than $5.00 but less than $15.00 per share prior to the third anniversary of the date of grant, we will interpolate the additional number of shares to vest by using the highest Average Share Price to determine how many shares of restricted stock vest within the range of 22% to 89% of those shares. Average Share Price means the average closing price per share of the our common stock for any consecutive 20 trading days on the NASDAQ Stock Market during the period from the date of grant until the third anniversary of the date of grant. The number of shares of restricted stock granted under the 2009 LTIP will be decreased and the Average Share Price targets will be increased if our Board effects a reverse stock split that was approved by our stockholders on February 17, 2010.

Any shares of restricted stock that do not vest by the third anniversary of the date of grant will be forfeited.

Finally under the 2009 LTIP, our named executive officers were granted an opportunity to receive a cash award on March 30, 2010 based on our 2009 EBITDA. If our 2009 EBITDA was:

•	less than or equal to $200 million, the named executive officer would not receive a cash award;

•	greater than or equal to $280 million, the named executive officer would receive 100% of the target cash award.

If 2009 EBITDA was greater than $200 million but less than $280 million, we would have interpolated the amount of the cash award to paid the named executive officer. Because our 2009 EBITDA was less than $200 million our named executive officers did not receive any cash payment under the 2009 LTIP.

    Prior Long-Term Incentive Plan

Our prior long-term incentive plan provided participants with the opportunity to receive cash (one-third of award opportunity) and restricted share unit (two-thirds of award opportunity) based on our performance over a three-year performance period. Based solely on application of the plan formula to our performance over the 2006-2008 performance period, the participating named executive officers were eligible to receive up to 21.75% of the target awards under the prior long-term incentive plan. All of the named executive officers other than Mr. Wicks and Ms. Taylor were eligible to receive awards for the 2006-2008 performance period.

The Committee had the discretion to reduce awards under our prior long-term incentive plan prior to the date of grant in consideration of a number of factors such as achievement of individual performance goals. The Committee’s historical practice was to approve awards in the first quarter of the year following completion of a three-year performance period. However, the Committee decided during the first quarter of 2009 to delay approving any awards for the 2006-2008 performance period until later in the year. Restricted share units granted under our prior long-term incentive plan were issued pursuant to our 2004 Long-Term Incentive and Equity Award Plan.

On November 9, 2009, we launched a debt-for-equity exchange offer that settled on December 31, 2009. In connection with the exchange offer, and to free up additional shares of common stock that could be issued to tendering bond holders in the exchange, the Board unreserved the remaining shares available for issuance under our 2004 Long-Term Incentive and Equity Award Plan. In November 2009, the Committee determined to pay participants 21.75% of target awards for the 2006-2008 performance period. Because there were no shares available for issuance under the 2004 Long-Term Incentive and Equity Award Plan to grant restricted share units, the Committee determined that the entire amount of the award, including the portion originally designated to be paid in restricted share units, would be payable in cash in January 2010.

Non-Competition, Non-Solicitation, Non-Disparagement and Confidentiality Agreements

During 2008, 2009 and early 2010, we entered into certain non-competition, non-solicitation, non-disparagement and confidentiality agreements (“non-competition agreements”) with our named executive officers (other than Mr. Zollars). In general, each provides for payments to our named executive officers in exchange for certain non-competition, non-solicitation, non-disparagement and confidentiality agreements. The Committee decided that these non-competition agreements were important to help ensure the retention of key executives who were crucial to the implementation of our comprehensive recovery plan and to protect the Company from competition if they did terminate their employment with us. A summary of these non-competition agreements is set forth below.

Timothy A. Wicks Agreement. The Company entered into a non-competition agreement with Timothy A. Wicks, its President and Chief Operating Officer, in January 2010 (the “Wicks Agreement”). Pursuant to the Wicks Agreement, Mr. Wicks agreed to a one year non-competition and non-solicitation period following any termination of his employment and agreed to certain confidentiality and non-disparagement provisions. In exchange for these agreements and to incent Mr. Wicks to remain employed with the Company, the Company paid Mr. Wicks $400,000 on January 6, 2010. In addition, the Company agreed to pay Mr. Wicks $200,000 on April 1, 2010 if Mr. Wicks is still employed by the Company on that date and the Company achieves certain specified operational and selling, general and administrative operating expense run rate improvements on an annual basis during the measurement period beginning on September 1, 2009 and ending on March 31, 2010, and $200,000 on July 1, 2010 if Mr. Wicks is still employed by the Company on that date and the Company has increased its sales and marketing productivity by a specified percentage during the measurement period beginning on November 1, 2009 and ending on June 30, 2010. In determining if the above objectives are met, the Company will calculate the measures consistent with past practice, and the Committee (or the full Board) will interpret, review and approve whether the objectives have been achieved.

Michael J. Smid Agreement. The Company entered into a non-competition agreement with Michael J. Smid in June 2009 (the “Smid Agreement”). Pursuant to the Smid Agreement, Mr. Smid agreed to a six-month non-competition and non-solicitation period following any termination of his employment and agreed to certain confidentiality and non-disparagement provisions. In exchange for these agreements and to incent Mr. Smid to remain employed with the Company, the Company agreed that if Mr. Smid remains employed through April 7, 2011 or is terminated without Cause (as defined in the Smid Agreement) prior to April 7, 2011, he will be entitled to 60% of his accrued benefit under the Company’s Supplemental Executive Pension Plan (the “SEPP”) instead of 42%, and if Mr. Smid remains employed through April 7, 2012 or is terminated without Cause on or after April 7, 2011 but prior to April 7, 2013, he will be entitled to 80% of his accrued benefit under the SEPP, instead of 46%. Further, if Mr. Smid dies or becomes disabled while employed prior to April 7, 2013, he will be entitled to 100% of his accrued benefit under the SEPP. If Mr. Smid remains employed through April 7, 2013, the Smid Agreement does not modify the SEPP benefits to which he is currently entitled to receive. Mr. Smid will not receive the benefits under the Smid Agreement if he is terminated for Cause or if he breaches the Smid Agreement.

Sheila K. Taylor and Daniel J. Churay Agreements. The Company entered into a non-competition agreement with each of Sheila K. Taylor and Daniel J. Churay in November 2009 (the “Agreements”). Pursuant to the Agreements, each executive officer agreed to a three month non-competition and non-solicitation period following any termination of employment and agreed to certain confidentiality and non-disparagement provisions. In exchange for these agreements and to incent the officer to remain employed with the Company, the Company agreed to pay each officer an amount equal to one-third of the officer’s base salary (as of the date of the Agreement) on January 2, 2010, if the officer was employed on that date. This payment was made to each officer. If the officer resigns or is terminated with Cause (as defined in the applicable Agreement) before March 31, 2010, the officer is required to return the January 2, 2010 payment.

On each of April 1, 2010 and July 1, 2010, the non-competition and non-solicitation period will be extended to six and nine months, respectively, unless the Board or the officer cancels the extension prior to April 1, 2010 or July 1, 2010, as the case may be. If the officer is still employed and the extension is effected on those dates, the Company will pay the officer an amount equal to one-third of the officer’s base salary (as of the date of the Agreement) on each of April 1, 2010 and July 1, 2010. If the officer resigns or is terminated with Cause, before June 30, 2010, the officer is required to return the April 1, 2010 payment, and if the officer resigns or is terminated with Cause before September 30, 2010, the officer is required to return the July 1, 2010 payment. If the officer is terminated without Cause or by reason of the officer’s death or permanent and total disability before the July 1, 2010 payment is made, the Company will pay to the officer or the officer’s estate all unpaid amounts on the date that is six months following the officer’s termination by the Company. If the officer has breached the Agreement, the Company will not make and will withhold the remaining payments as damages for any such breach.

In December 2008, the Company had entered into a non-competition and retention agreement with Ms. Taylor. As a result, her Agreement additionally provides that if she has not received aggregate payments of at least $159,024 on or before July 1, 2010, she will receive a payment, equal to the difference between $159,024 and the amounts paid to her on or before July 1, 2010 so long as she remains employed with the Company on July 1, 2010. If she is terminated without Cause or by reason of her death or permanent and total disability before the July 1, 2010 payment is made, the Company will pay to her or her estate any unpaid amounts on the date that is six months following her termination by the Company. If she has breached the Agreement, the Company will not make and will withhold the remaining payments as damages for any such breach. If her employment with the Company ends as a result of her resignation or her termination with Cause before July 1, 2010, the Company will not be required to pay to her any additional amount.

Phil J. Gaines Agreement. The Company entered into a non-competition agreement with Phil J. Gaines in December 2008, which was subsequently amended (the “Gaines Agreement”). Pursuant to the Gaines Agreement, Mr. Gaines agreed to a six-month non-competition and non-solicitation period following any termination of his employment and agreed to certain confidentiality and non-disparagement provisions. In exchange for these agreements and to incent Mr. Gaines to remain employed with the Company, the Company agreed to pay Mr. Gaines an amount equal to one times Mr. Gaines’s base salary (as of the date of the Gaines Agreement) in equal installments in each of January 2010, April 2010 and July 2010 if he is still employed on those dates. Mr. Gaines received the payment due in January 2010. If Mr. Gaines resigns prior to July 1, 2010, Mr. Gaines is required to return all payments he received under the Gaines Agreement, and the Company will not be required to pay to Mr. Gaines any remaining payments under the Gaines Agreement. If the Company terminates Mr. Gaines’s employment without Cause prior to July 1, 2010, the Company will pay to Mr. Gaines any unpaid portion of the remaining payments due six months following Mr. Gaines’s termination by the Company. If Mr. Gaines has breached the Gaines Agreement, the Company will not make and will withhold the remaining payments as damages for such breach.

Perquisite Program

The named executive officers participate in our executive perquisite program. In 2009, perquisite levels were reduced by approximately 10% from 2008 levels, reflecting the 10% permanent reduction in the named executive officers’ base salaries. Under this program, in 2009 Mr. Zollars received $135,000; the other named executive officers (other than Ms. Taylor) received approximately $22,500; and Ms. Taylor received approximately $9,500. There is no requirement that a named executive officer spend the perquisite payments on any particular item. Mr. Zollars’ perquisites included personal use (up to his $135,000 perquisite level) of two aircraft in which the Company owned a very small fractional interest. In 2009, the Company terminated these interests. Perquisites are limited to cash payments. Perquisite payments are subject to local, state and federal income taxation and withholding and are differentiated from base salary because perquisites are not included in compensation when determining annual or long-term incentive payouts. Perquisite payments are included in the “All Other Compensation” column of the Summary Compensation Table.

Benefit Plans

The named executive officers are eligible to participate in our health and welfare plans, including those that provide medical, dental, life insurance and accidental death and dismemberment benefits, generally on the same basis as our other employees, but our named executive officers pay a higher amount for these benefits as the employee portion of the cost for these plans increases as an employee’s salary increases. In 2009, the employee portion of the cost under these plans increased from 2008.

The named executive officers participate in our defined contribution 401(k) plan, which is a tax-qualified retirement savings plan. The Internal Revenue Code of 1986, as amended (the “Tax Code”), limits the contributions the named executive officers can make to the 401(k) plan. In January 2009, in connection with a 10% reduction in wages for our union employees, we suspended through June 30, 2009, Company-matching contributions under the 401(k) plan for our employees, including our named executive officers. In July 2009, in connection with a further modification of our labor agreements with our union employees providing for an additional 5% wage reduction and an 18-month cessation of union pension fund contributions, we suspended indefinitely all Company-matching contributions under the 401(k) plan for our employees.

We sponsor two qualified pension plans for employees of the Company and certain participating subsidiaries that commenced employment prior to January 1, 2004. We froze benefit accruals on and after July 1, 2008 under these plans. Messrs. Zollars, Smid, Churay and Gaines and Ms. Taylor participated in the Yellow Pension Plan. See Pension Benefits for a discussion of this qualified pension plan.

Because the Tax Code limits our named executive officers’ benefit payments from qualified defined benefit plans and contributions to qualified defined contribution plans, we have adopted nonqualified deferred compensation plans, including a supplemental pension plan to restore benefits that these limitations would otherwise take away. We may or may not fund our obligations under these plans in advance of an executive’s retirement, and the executive is considered an unsecured, general creditor of the Company with respect to our obligations to make payments under these plans. Messrs. Smid, Churay and Gaines participate in our supplemental pension plan. Mr. Zollars does not participate in the supplemental pension plan. Instead, he will receive supplemental retirement benefits pursuant to the terms of his employment agreement with us. See Pension Benefits for a discussion of this supplemental pension plan and Mr. Zollar’s employment agreement. In July 2008, the Company froze all employees’ benefit accruals under the Company’s qualified and non-qualified defined benefit plans and Mr. Zollars’ benefit accruals under his employment agreement.

Severance and Other Termination-of-Employment Benefits

We have entered into executive severance agreements with our named executive officers that provide for payment if an executive is terminated without cause or resigns for good reason within two years after a change of control transaction. We also maintain an executive severance policy that provides for payment if an executive is terminated without cause or as a result of the elimination of the executive’s position, a restructuring of the Company or a reduction in work force or if the executive resigns for good reason. To receive payment under this policy, the executive must execute a release of the Company from liabilities and obligations and agree to certain confidentiality, non-competition and non-solicitation provisions. This severance policy does not cover Mr. Zollars, as he is entitled to severance benefits pursuant to the terms of his employment agreement. The severance policy also does not apply if the named executive officer is otherwise entitled to severance payments, including under an executive severance agreement. The Company’s severance arrangements for our named executive officers are described in Potential Payments upon Termination or Change of Control.

We have implemented change of control arrangements and a severance policy to attract and retain executive officers that we believe will bring the greatest value to our stockholders. The Committee believes these arrangements are crucial to incent named executive officers to remain employed with us during periods of uncertainty, including the one currently facing us, and to obtain the highest value for us when considering any potential change of control transaction. The benefits that may be received under the executive severance arrangements were based on data received from the Consultant in 2008, were consistent with market practices in 2008, and do not affect other elements of compensation for the named executive officers.

Equity Ownership Guidelines

In 2004, the Committee established equity ownership guidelines for our executive officers who actively participate in our long-term incentive plan (or any successor to that plan). These guidelines establish equity ownership targets based on an executive’s base salary and salary grade level. The target levels of ownership for each executive are phased in over a six-year period beginning with the executive’s first year of participation in our long-term incentive plan. If an executive does not achieve the desired target level of equity ownership by the end of the six-year period or does not achieve specified interim target levels, the Committee may award restricted share units in lieu of cash that the executive is entitled to receive under our long-term incentive plan or the Annual Incentive Bonus Program as necessary to bring the executive into or move the executive towards the target levels.

The equity ownership guidelines provide for a target number of shares measured at December 31 of each year of participation in our long-term incentive plan based upon the higher of the (i) average closing market price of a share of our common stock for all trading days during the fourth quarter of the calculation year and (ii) closing market price on the last day in the fourth quarter of the calculation year and as determined under the equity ownership guidelines. The equity ownership guidelines also include provisions prohibiting our executives from entering into transactions involving derivatives where the underlying equity is our common stock used to satisfy the ownership guidelines, or from pledging any of those shares.

The target equity ownership for each of the named executive officers that is currently employed by us is as follows: Mr. Zollars—5x base salary; Mr. Wicks—4x base salary; Mr. Smid—4x base salary; Mr. Churay—3x base salary; and Mr. Gaines—2x base salary. Because Ms. Taylor did not participate in the 2009 LTIP, the ownership guidelines are not yet applicable to her. Due to the severe economic recession, the Company’s operating results, and the issuance of almost one billion shares of common stock in connection with our debt-for-equity exchange offer completed in December 2009, the price per share of our common stock has been dramatically lower than when the equity ownership guidelines were established. Therefore, as of December 31, 2009, the named executive officers subject to the ownership guidelines did not satisfy the interim equity ownership guidelines. The Committee exercised its discretion to temporarily suspend the equity ownership guidelines. The Committee is committed to the continued alignment of our executive compensation practices and our stockholders interests and will review the equity ownership guidelines in 2010.

Executive Compensation Recovery Policy

In December 2007, the Committee adopted an executive compensation recovery policy that allows the Committee, in its sole discretion, to recover from our executive officers annual and long-term incentive-based compensation in the event of a restatement of our financial statements as a result of errors, omissions or fraud, regardless of whether the executive officers caused the restatement. The incentive compensation subject to recovery is limited to incentive compensation granted after December 2007 that exceeds the compensation that would otherwise have been granted based on the restated financial results for the restated periods, but only to the extent of unvested or deferred equity award. The Committee will consider the impact of taxes previously paid with respect to the incentive compensation when determining whether and to what extent to recover incentive compensation.

Limitations on Deductibility of Executive Compensation

Section 162(m) of the Tax Code, places a limit of $1 million on the amount of compensation that we may deduct for federal income tax purposes in any year with respect to certain executive officers. Certain performance-based compensation and certain other compensation that our stockholders have approved are not subject to the deduction limit. We have qualified certain compensation paid to executive officers for deductibility under Section 162(m), including compensation expense related to incentive compensation that we grant pursuant to our 2004 Long-Term Incentive and Equity Award Plan and compensation that we pay pursuant to our Annual Incentive Bonus Program. We may from time to time pay compensation to our executive officers that may not be deductible for federal income tax purposes.

Effective, January 1, 2006, we adopted the fair value recognition provisions of FASB ASC Topic 718, Stock Compensation, to account for equity awards. A discussion of FASB ASC Topic 718 is contained in the Notes to Consolidated Financial Statements, Principles of Consolidation and Summary of Accounting Policies—Stock Based Compensation.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board has reviewed and discussed with management the Compensation Discussion and Analysis, and based on such review and discussion, the Compensation Committee recommended to the Board of the Company that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Dennis E. Foster, Chairman
Michael T. Byrnes
Cassandra C. Carr
Phillip J. Meek

COMPENSATION RISK ASSESSMENT

The Committee and management, along with assistance from the Consultant with respect to executive management plans, have reviewed our compensation policies and practices, including incentive programs, to ensure they do not encourage excessive risk taking. Based on this review, we believe that our compensation policies and practices are not reasonably likely to have a material adverse effect on us.

EXECUTIVE COMPENSATION

The table below sets forth compensation in the fiscal years ended December 31, 2007, 2008 and 2009 for our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)		Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)

William D. Zollars Chairman of the Board and Chief Executive Officer	2009	928,104		0		843,767	0	0	566,000	135,000	2,472,871
								0

								0
	2008	1,040,000		0		1,227,520	247,125	0	1,023,000	171,895	4,388,140
								678,600

								678,600
	2007	1,040,000		0		1,856,407	0	0	1,475,000	191,889	5,195,096
								631,800

								631,800

Timothy A. Wicks President and Chief Operating Officer	2009	396,695		0		189,307	0	0	—	293,872	879,874
								0

								0
	2008	87,949		100,000	(7)	300,000	0	0	—	57,943	545,892

Sheila K. Taylor Executive Vice President and Chief Financial Officer	2009	193,193		0		0	2,637	0	5,000	9,523	210,353

Michael J. Smid Chief Operations Officer and President of YRC Inc.	2009	530,477		0		283,963	0	0	178,000	28,450	1,020,890
								0

								0
	2008	605,885	(8)	0		330,485	71,172	0	124,000	419,572	1,769,048
								217,935

								217,935
	2007	522,792		0		369,415	0	0	210,000	52,676	1,315,798
								160,915

								160,915

Daniel J. Churay Executive Vice President, General Counsel and Secretary	2009	349,924		0		124,943	0	0	17,000	22,708	514,575
								0

								0
	2008	369,018		0		172,050	33,609	0	19,000	31,900	721,891
								96,314

								96,314
	2007	344,750		0		246,890	0	0	11,000	37,584	723,998
								83,774

								83,774

Phil J. Gaines Senior Vice President - Finance and Chief Accounting Officer	2009	295,235		0		99,521	0	0	60,000	22,708	477,464
								0

								0

(1)	See Compensation Discussion and Analysis—Summary of Compensation Components—Base Salary for a discussion of base salary reductions affecting all named executive officers during 2009 and adjustments to the base salaries of Mr. Wicks, Ms. Taylor and Mr. Churay during 2009.

(2)	See Compensation Discussion and Analysis—Summary of Compensation Components—2009 Long-Term Incentive Plan and Grants of Plan-Based Awards table for additional information regarding awards in 2009.

For 2009, amounts represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of the restricted stock granted to our named executive officers (other than Ms. Taylor) under our 2009 LTIP. Based on the Monte Carlo simulation model, the grant date fair value of the restricted stock that could vest based on our three-year share price appreciation was $3.65/share. The Monte Carlo simulation model requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. We used the closing price of our common stock on the date of grant of $4.26/share as our starting stock price and assumed a dividend yield of zero. We also assumed a constant volatility of 102.6% based on both recent spot-implied volatility and a three-year historical volatility and a risk-free rate of return of 1.2% based on the three-year U.S. constant maturity treasury rates as of the grant date on a continuous compounding basis. Based on the probability of the awards vesting, the grant date fair value of the restricted stock that could vest based on our 2009 EBITDA was zero.

The value of the restricted stock granted to our named executive officers (other than Ms. Taylor) under our 2009 LTIP at the grant date assuming the highest level of performance conditions would be achieved and a share price of $4.26, which was the closing price of the Company’s common stock on the grant date, was as follows: Mr. Zollars, $1,106,492; Mr. Wicks, $248,252; Mr. Smid, $372,379; Mr. Churay, $163,848; and Mr. Gaines, $130,509.

For 2008, the amounts represent the aggregate grant date fair value of restricted share units granted to Messrs. Zollars, Smid and Churay for the 2005-2007 performance period under our previous long-term incentive plan, and a restricted share unit grant to Mr. Wicks upon the commencement of his employment. For 2007, the amounts represent the aggregate grant date fair value of restricted share units granted to Messrs. Zollars, Smid and Churay for the 2004-2006 performance period under our previous long-term incentive plan. For 2008 and 2007, no assumptions were necessary to determine the grant date fair value.

(3)	Amounts represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of options awarded to Ms. Taylor in 2009 pursuant to the YRC Worldwide Inc. Non-Union Employee Option Plan and to Messrs. Zollars, Smid and Churay in 2008 in connection with a reduction of the 2008 annual incentive opportunity. See Note 9 to Consolidated Financial Statements, Stock Compensation Plans, for a discussion of the assumptions used in calculating the grant date fair value for the 2009 option grant. See Note 8 to Consolidated Financial Statements, Stock Compensation Plans, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of the assumptions used in calculating the grant date fair value for the 2008 option grants.
(4)	The amounts in the first line represent payments pursuant to our Annual Incentive Bonus Program and the second line, if applicable, represents the cash portion of awards under our applicable long term incentive plan with a total of these awards. In 2008, Mr. Wicks was not eligible to participate in our long-term incentive plan, and in 2009, Ms. Taylor was not eligible to participate in our 2009 LTIP. Accordingly, those amounts represent payments pursuant to our Annual Incentive Bonus Program. See Compensation Discussion and Analysis—Summary of Compensation Components—Prior Long-Term Incentive Plan regarding the determination of the cash award under our prior long-term incentive plan for the 2006-2008 performance period.
(5)	The amounts reported in this column represent the aggregate change in the actuarial present value of the accumulated benefit under all defined benefit and actuarial pension plans. Mr. Wicks is not eligible to participate in our pension plans.

(6)	All other compensation for 2009 includes the following:

Name	Flexible Perquisite Allowance ($)(a)	Relocation Expenses ($) (b)	Total ($)

William D. Zollars	135,000	0	135,000
Timothy A. Wicks	22,708	271,164	293,872
Sheila K. Taylor	9,523	0	9,523
Michael J. Smid	22,708	5,742	28,450
Daniel J. Churay	22,708	0	22,708
Phil J. Gaines	22,708	0	22,708

(a)	The Company provides each named executive officer with cash payments for perquisites, which are more fully described in Compensation Discussion and Analysis.

(b)	For Mr. Wicks, the amount represents a $181,305 reimbursement for loss on sale of his home and a tax gross-up on that amount of $89,858. For Mr. Smid, the amount represents reimbursement for relocation expenses.

(7)	Represents a one-time payment in connection with the commencement of employment with the Company.
(8)	The Company paid Mr. Smid $5,885 representing amounts earned and accrued, but unpaid, for vacation days that Mr. Smid did not take. Pursuant to Company policy, Mr. Smid was required to use this amount to pay his out-of-pocket costs for Company provided benefits.

EXECUTIVE AGREEMENTS

The Company has entered into an employment agreement with Mr. Zollars, which is described below.

William D. Zollars Employment Agreement. On January 25, 2006, the Company entered into an Employment Agreement with Mr. Zollars that contains the following terms and conditions:

•

a five-year term commencing January 1, 2006, and ending on December 31, 2010; with automatic extensions for additional one-year periods unless the Company or Mr. Zollars provides specified prior termination notice;

•

a base salary that is reviewed annually, with current base salary equal to $936,000 due to Mr. Zollars’ agreement to participate in the non-union wage reductions described in Compensation Discussion and Analysis;

•	participation in the Company’s Annual Incentive Bonus Program with a current target level of 150% of base salary;

•	participation in the Company’s long-term incentive plan with a target level of 300% of base salary;

•

a grant on January 26, 2006 of 32,330 restricted shares of the Company’s common stock, with full vesting and removal of the restrictions contingent upon the Company having positive net income for the five-year period ending December 31, 2010 and Mr. Zollars not having terminated his employment without “good reason” on or before December 31, 2010;

•

an additional potential grant between January 1, 2009 and March 31, 2009, having a value of up to $1.5 million in shares of the Company’s common stock, with the number of shares granted determined by comparing the Company’s growth in net operating profit after taxes (“NOPAT”) and annual return on committed capital (“ROC”) for 2006, 2007 and 2008 against the NOPAT growth and annual ROC of the companies in the S&P MidCap 400 Index; the performance measures were weighted 30% on NOPAT growth and 70% on ROC; Mr. Zollars did not receive any shares because the threshold target for the three-year period was not met;

•

retention of a fully vested, supplemental retirement benefit, payable as a lump sum rather than in installments during retirement, and the lump sum payment equal to the difference between the net present values of the benefits that Mr. Zollars would have received under the Company’s pension plan if the benefit would have commenced as of his normal retirement date (as defined under the pension plan) and would have been paid in a single life annuity over the longer of his life or his spouse’s life, using his actual years of service (which effective July 1, 2008 was frozen at 11 years) plus 16 years and the benefit Mr. Zollars would have received if the Tax Code did not limit his compensation; and

•

severance benefits in the event of Mr. Zollars’ termination “without cause” or resignation for “good reason” or following a “change of control” (as those terms are defined in the agreement, with “change of control” having the same definition as that in Mr. Zollars’ executive severance agreement described in Potential Payments upon Termination or Change of Control) as follows: a separation payment in the amount of twice (except in the case of a termination of Mr. Zollars’ employment after or in connection with a change of control, in which case the amount shall be three times) Mr. Zollars’ annual rate of compensation, including target annual incentive, at the time of termination or resignation, plus annual incentive earned for the year of termination based on actual achievement of predetermined criteria and paid at the same time annual incentives are paid to similarly situated employees; payment of vested supplemental retirement benefits; immediate vesting of all outstanding stock options and equity-based awards (except for LTIP awards in a non-change of control termination, which will continue to vest); and health and welfare benefit plan continuation for 24 months.

GRANTS OF PLAN-BASED AWARDS

The table below sets forth the following plan-based awards to our named executive officers:

•	annual incentive opportunity for the fiscal year ended December 31, 2009;

•	grant of awards under our previous long-term incentive plan for the 2006-2008 performance period;

•	grant of award under our 2009 LTIP;

•	grant of an option to Ms. Taylor pursuant to the YRC Worldwide Inc. Non-Union Employee Option Plan.

In the table below, “Ann.” means annual and “Opp.” means opportunity.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options or Units (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Equity Award ($)(1)
Name	Award or Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
William D. Zollars
2009 Ann. Incentive Opp.(2)		0	1,392,156	1,740,195	—	—	—	—	—	—
2006-08 LTIP Award (3)		260,000	1,040,000	2,080,000	$520,000	$2,080,000	$4,160,000	—	—	—
2009 LTIP Award (EBITDA)(4)	3/30/09	0	288,600	—	—	28,571	—	—	—	0
2009 LTIP Award (share price)(5)	3/30/09	—	—	—	57,792	144,481	231,169	—	—	843,767

Timothy A. Wicks
2009 Ann. Incentive Opp.(2)		0	297,521	371,902	—	—	—	—	—	—
2009 LTIP Award (EBITDA)(4)	3/30/09	0	64,750	—	—	6,410	—	—	—	0
2009 LTIP Award (share price)(5)	3/30/09	—	—	—	12,966	32,416	51,865	—	—	189,307

Sheila K. Taylor
2009 Ann. Incentive Opp.(2)		0	67,618	84,522	—	—	—	—	—	—
Option Grant	1/2/09	—	—	—	—	—	—	1,280	3.34	2,637

Michael J. Smid
2009 Ann. Incentive Opp.(2)		0	397,858	497,322	—	—	—	—	—	—
2006-08 LTIP Award (3)		83,500	334,000	668,000	$167,000	$668,000	$1,336,000	—	—	—
2009 LTIP Award (EBITDA)(4)	3/30/09	0	97,125	—	—	9,615	—	—	—	0
2009 LTIP Award (share price)(5)	3/30/09	—	—	—	19,450	48,624	77,798	—	—	283,963

Daniel J. Churay
2009 Ann. Incentive Opp.(2)		0	192,458	240,573	—	—	—	—	—	—
2006-08 LTIP Award (3)		36,902	147,607	295,214	$73,804	$295,214	$590,428	—	—	—
2009 LTIP Award (EBITDA)(4)	3/30/09	0	42,735	—	—	4,231		—	—	0
2009 LTIP Award (share price)(5)	3/30/09	—	—	—	8,558	21,394	34,231	—	—	124,943

Phil J. Gaines
2009 Ann. Incentive Opp.(2)		0	147,618	184,522	—	—	—	—	—	—
2006-08 LTIP Award (3)		29,214	116,854	233,708	$58,428	$233,708	$467,416	—	—	—
2009 LTIP Award (EBITDA)(4)	3/30/09	0	34,040	—	—	3,370	—	—	—	0
2009 LTIP Award (share price)(5)	3/30/09	—	—	—	6,817	17,041	27,266	—	—	99,521

(1)	Amounts represent the aggregate grant date fair value of the restricted stock award or option grant computed in accordance with FASB ASC Topic 718. See footnotes 2 and 3 to the Summary Compensation Table.
(2)	Amounts represent the range of cash payouts under the Company’s Annual Incentive Bonus Program in 2009. The Company did not pay any annual incentives to the named executive officers based on 2009 performance. See Compensation Discussion and Analysis—Summary of Compensation Components—Annual Incentive Bonus Program.
(3)	Amounts represent the estimated dollar amount of the cash and restricted share unit awards under the Company’s previous long-term incentive plan for the 2006-2008 performance period. The restricted share unit awards are denominated in dollars, but were originally to be paid in restricted share units based on the closing price of the Company’s common stock on the grant date. Actual awards for that period were 21.75% of the target amount and all awards, including those originally to be paid in restricted share units, were paid in cash in January 2010. See footnote 4 to the Summary Compensation Table and Compensation Discussion and Analysis—Summary of Compensation Components—Prior Long-Term Incentive Plan.

(4)	Amounts represent the potential cash award and the number of shares of restricted stock that could vest based on our 2009 EBITDA. The Company’s EBITDA for 2009 was less than the required level; therefore, these cash awards were not made and the shares of restricted stock were forfeited. See Compensation Discussion and Analysis—Summary of Compensation Components—2009 Long-Term Incentive Plan.
(5)	Amounts represent the range of the number of shares of restricted stock that could vest if certain share price targets are met under the Company’s 2009 LTIP. See Compensation Discussion and Analysis—Summary of Compensation Components—2009 Long-Term Incentive Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth the outstanding stock options and stock awards for each of our named executive officers as of December 31, 2009.

	Option Awards				Stock Awards
Name	No. of securities underlying unexercised options (#) exercisable	No. of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	No. of shares or units of stock that have not vested (#)(1)		Market value of shares or units that have not vested ($)(2)	Equity incentive plan awards: Number of unearned shares or other rights that have not yet vested (#)(3)	Equity Incentive plan awards: Market or payout value of unearned shares, units or other rights that have not yet vested ($)(2)
William D. Zollars
3/30/2009								86,363	72,545
5/15/2008(4)	12,500	25,000	18.82	5/15/2008
2/21/2008					76,768		64,485
3/9/2007					44,348		37,252
7/20/2006					6,688		5,618
2/24/2006					16,461		13,827
1/26/2006					32,330	(5)	27,157
7/14/2005					4,775		4,011
2/25/2005					23,440		19,690
7/14/2004					4,885		4,103
2/27/2004					15,700		13,188

					225,395		189,332	86,363	72,545
Timothy A. Wicks
3/30/2009								19,376	16,276
10/15/2008					75,000	(6)	63,000

					75,000		63,000	19,376	16,276

Sheila K. Taylor
1/2/2009(7)	0	1,280	3.34	1/2/2019
5/15/2008(4)	400	800	18.82	5/15/2018
2/20/2008					952		800
3/9/2007					308		259

					1,260		1,059

Michael J. Smid
3/30/2009								29,065	24,415
5/15/2008(4)	3,600	7,200	18.82	5/15/2018
10/2/2002	35,000	0	16.12	5/19/2010
2/20/2008					19,660		16,514
3/9/2007					8,825		7,413
7/19/2006					1,365		1,147
2/24/2006					3,350		2,814
7/14/2005					859		722
2/25/2005					4,216		3,541
7/14/2004					930		781
2/27/2004					2,989		2,511

					42,194		35,443	29,065	24,415

	Option Awards				Stock Awards
Name	No. of securities underlying unexercised options (#) exercisable	No. of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	No. of shares or units of stock that have not vested (#)(1)	Market value of shares or units that have not vested ($)(2)	Equity incentive plan awards: Number of unearned shares or other rights that have not yet vested (#)(3)	Equity Incentive plan awards: Market or payout value of unearned shares, units or other rights that have not yet vested ($)(2)
Daniel J. Churay
3/30/2009							12,789	10,743
5/15/2008(4)	1,700	3,400	18.82	5/15/2018
2/20/2008					10,235	8,597
3/9/2007					5,898	4,954
7/19/2006					983	826
2/24/2006					2,412	2,026
7/14/2005					499	1,432
2/25/2005					2,448	2,056
7/14/2004					681	572
2/27/2004					2,187	1,837

					25,343	21,288	12,789	10,743

Phil J. Gaines
3/30/2009							10,187	8,557
5/15/2008(4)	1,033	2,067	18.82	5/15/2018
4/17/2003	2,000	0	26.94	4/17/2013
2/20/2008					7,496	6,297
3/9/2007					3,919	3,292
7/19/2006					668	561
2/24/2006					1,639	1,377
7/14/2005					323	271
2/25/2005					1,586	1,332
7/14/2004					235	197
2/27/2004					755	634

					16,621	13,962	10,187	8,557

(1)	Except as otherwise indicated, all amounts represent unvested restricted share units granted pursuant to the Company’s previous long-term incentive plan. Restricted share units granted in 2008 and 2007 vest on the third anniversary of the grant date. Restricted share units granted prior to 2007 vest as follows – fifty percent on the third anniversary of the grant date and fifty percent on the sixth anniversary of the grant date.
(2)	The calculation of the market value of unvested stock awards is based on the per share closing price of the Company’s common stock of $0.84 on December 31, 2009.
(3)	All amounts represent unvested restricted stock awarded under our 2009 LTIP and for restricted stock that would vest based on our EBITDA assumes that the target performance goal is met and for restricted stock that could vest based on our three-year share price appreciation assumes that the threshold performance goal is met. If the relevant performance goals are met, these restricted shares vest on the third anniversary of the grant date. The EBITDA performance goal was not met for 2009. Therefore, all shares that could vest based on this goal were forfeited in 2010. See Compensation Discussion and Analysis—Summary of Compensation Components—2009 Long-Term Incentive Plan and Grants of Plan Based Awards table.
(4)	Represent options granted pursuant to the Company’s 2004 Long-Term Incentive and Equity Award Plan that vest in one-third increments on January 1, 2009, 2010 and 2011.
(5)	Pursuant to Mr. Zollars’ employment agreement, he received 32,330 restricted shares of the Company’s common stock that will vest during the first quarter 2011 upon satisfaction of certain conditions. See Executive Agreement—William D. Zollars Employment Agreement.
(6)	Represent unvested restricted share units granted to Mr. Wicks upon commencement of his employment pursuant to the Company’s 2004 Long-Term Incentive and Equity Award Plan that vest on the third anniversary of the grant date.
(7)	Represent options granted pursuant to the Company’s Non-Union Employee Option Plan that vest in one-fourth increments on January 2, 2010, 2011, 2012 and 2013.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth information with respect to options exercised and stock awards vested for our named executive officers during the fiscal year ended December 31, 2009.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)

William D. Zollars	0	0	30,420	83,465

Timothy A. Wicks	0	0	0	0

Sheila K. Taylor	0	0	0	0

Michael J. Smid	0	0	6,131	16,768

Daniel J. Churay	0	0	3,748	11,038

Phil J. Gaines	0	0	2,307	5,758

(1)	Amounts represent the gross number of restricted share units under our previous long-term incentive plan that vested during 2009.
(2)	Amounts represent the value of the vested stock awards based on the closing price of our common stock on the vesting date or the next business day if the vesting date was not a business day.

PENSION BENEFITS

The following table sets forth information regarding pension benefits for our named executive officers with respect to the fiscal year ended December 31, 2009:

Name	Plan Name	No. of Years Credited Service (#) (1)		Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
William D. Zollars	Yellow Pension Contractual Supplemental Retirement	11 27	(3)	277,000 9,108,000	0 0

Sheila K. Taylor	Yellow Pension	5		35,000	0

Michael J. Smid	Yellow Pension Supplemental Pension	22 22		626,000 1,125,000	0 0

Daniel J. Churay	Yellow Pension Supplemental Pension	5 5		67,000 61,000	0 0

Phil J. Gaines	Yellow Pension Supplemental Pension	17 17		323,000 163,000	0 0

(1)	Effective July 1, 2008, benefit accruals under all plans and agreements were frozen.
(2)	In calculating the present value of the accumulated pension benefit, the following assumptions were used:

a)	a FASB ASC Topic 715 discount rate of 6.15%,

b)	an expected retirement age of 65 was used for Mr. Zollars which is the normal retirement age in the Yellow Pension Plan, and an expected retirement age of 57, 58, 63 and 56 for Ms. Taylor, Mr. Smid, Mr. Churay and Mr. Gaines, respectively, was used because those are the earliest ages at which each may retire under the applicable plan without benefit reduction,

c)	the RP-2000 was used as the post-retirement mortality table and no table was used for pre-retirement mortality, and

d)	a discount percentage of 6.15% was used to calculate the lump sum distribution, except for Mr. Zollars for whom the Moody’s corporate bond rate of 5.49% was used pursuant to the terms of his contractual arrangement.

(3)	Under a separate contractual supplemental retirement agreement described in the narrative below, Mr. Zollars is credited with an additional 16 years of credited service. The value of the enhanced benefit is proportional to the additional years of service.

Yellow Pension Plan

The Company’s and certain of its subsidiaries’ officers participate in the Yellow Pension Plan, a noncontributory, defined benefit pension plan. This plan covers all regular full-time and regular part-time office, clerical, sales, supervisory and executive personnel of the Company and certain participating subsidiaries (excluding directors who are not salaried employees) who are at least age 21, are employed in the United States, who are not otherwise covered by a pension plan under a collective bargaining agreement and who commenced employment with the Company or one of the participating subsidiaries prior to January 1, 2004. The Yellow Pension Plan benefits are calculated based solely on salaries and cash annual incentive compensation. Benefit accruals under the Yellow Pension Plan were frozen on and after July 1, 2008. Compensation reported in the Summary Compensation Table includes amounts that are not covered compensation under the Yellow Pension Plan. Participants are vested after five years of service.

A participant retiring at age 65 will receive an annual pension benefit (single life basis) amounting to 1 2/3% of his or her final average annual compensation paid in the five highest consecutive years of the participant’s last ten consecutive years of participation, multiplied by his or her total years of participation, the product of which is reduced by 50% of the amount of his or her primary social security entitlement at retirement (prorated if participation is less than 30 years). The pension of the highest-paid executive officers will probably be reduced from the above formula because of limitations under the Employment Retirement Income Security Act of 1974, as amended (“ERISA”).

If a participant is age 55 to 65 and has ten or more years of credited service, the participant is eligible for early retirement, subject to a reduction in his accrued benefit. For example, the accrued benefit is reduced to 40% of the full benefit at age 55, 60% at age 60 and 90% at age 64. Mr. Zollars, who is age 62, is the only named executive officer eligible for early retirement under the Yellow Pension Plan.

Company Supplemental Retirement Plans

ERISA and the Tax Code limit covered compensation under the Yellow Pension Plan to $245,000 in 2009 and impose maximum annual benefit limitations, which may cause a reduction in the pension payable under the pension plan. In the future, regulations issued under the Tax Code may adjust these limitations. The Company has adopted supplemental retirement plans to provide for the payment of the benefits that plan participants would lose as a result of present or future Tax Code provisions limiting the benefits payable or the compensation taken into account.

Supplemental Executive Pension Plan. The Company maintains a Supplemental Executive Pension Plan (the “SEPP”) for certain executives who participated in the Yellow Pension Plan, except for Mr. Zollars who has contractual supplemental retirement benefits. The SEPP is intended to be a benefit restoration plan that provides nonqualified deferred benefits to executives whose qualified benefits the Tax Code has limited. The Compensation Committee designates members of management as eligible participants in the SEPP.

Benefits under the SEPP are paid in a lump sum payment or in the form of an annuity following the earliest to occur of the following:

•	the executive’s death; or

•	the later of:

(A)	the executive attaining the executive’s Earliest Retirement Date (as defined in the Yellow Pension Plan); and

(B)	the earlier of:

(1)	the executive’s termination of employment, and

(2)	a specified date.

Notwithstanding the above, if the present value of the executive’s SEPP benefit amount is less than or equal to $10,000, the benefit is payable only as a single lump sum. The discount rate for determining the lump sum benefit calculations under the SEPP is the Moody’s Corporate Bond Rate, which is the Company’s current rate of accrual for deferred benefits. Under the SEPP, if a Change of Control (described below) occurs, the vested, accrued but unpaid defined benefit supplement retirement benefit of each participant under the plan will be paid in a lump sum payment following the Change of Control.

Benefits are payable under the SEPP if an executive’s benefit under the Yellow Pension Plan has been limited under Sections 401(a)(17) (with respect to annual compensation) and 415 (with respect to benefits) of the Tax Code. To determine the amount of a SEPP benefit, if any, the benefit under the Yellow Pension Plan is calculated without regard to the Tax Code Sections 401(a)(17) or 415 limits, less the amount of the benefit actually payable under the Yellow Pension Plan. The compensation used to determine the benefit is the compensation used in determining the benefit under the Yellow Pension Plan and is essentially the compensation reported for federal income tax purposes (i.e., includes salary and annual incentive compensation and excludes fringe benefits). Effective July 1, 2008, benefit accruals under the SEPP were frozen.

Michael Smid Supplemental Retirement Agreement. The Company entered into a non-competition agreement with Mr. Smid pursuant to which Mr. Smid agreed to certain non-competition, non-solicitation, confidentiality and non-disparagement provisions in exchange for certain increases in his accrued benefit under the SEPP. See Compensation Discussion and Analysis—Summary of Compensation Components—Non-Competition, Non-Solicitation, Non-Disparagement and Confidentiality Agreements.

William Zollars Supplemental Retirement Arrangement. Mr. Zollars’ employment agreement provides a non-qualified, supplemental retirement benefit. As with the Company’s other executives, this benefit supplements Mr. Zollars’ qualified defined contribution benefit above the statutory limitation on Company contributions to the Company’s qualified defined benefit plan, and the Company may or may not fund its obligations with respect to Mr. Zollars’ non-qualified, supplemental retirement benefit in advance of his retirement. Mr. Zollars is considered an unsecured, general creditor of the Company with respect to the Company’s obligations for the payment of his non-qualified, supplemental retirement benefit. Mr. Zollars’ supplemental retirement benefit is determined by calculating the net present value of his benefit under the Yellow Pension Plan, assuming no Tax Code limitations, normal retirement age, a single life annuity payment over the life of Mr. Zollars or his spouse, his actual years of credited service plus 16 additional years credited service, and his compensation as defined in the Yellow Pension Plan (i.e., including salary and bonus and excluding fringe benefits), less the net present value of the actual benefit payable to Mr. Zollars under the Yellow Pension Plan. Effective July 1, 2008, the supplemental retirement benefit accruals to which Mr. Zollars is entitled were frozen. Under the terms of Mr. Zollars’ employment agreement, the Company will pay his non-qualified contractual benefit in a lump sum to Mr. Zollars upon his retirement based on an 8.25% discount rate. However, if Mr. Zollars remains employed with the Company (subject to certain exceptions that the employment agreement provides) through at least December 31, 2010, the discount rate will be reduced to the Moody’s corporate bond rate in effect at the time of Mr. Zollars’ retirement and his benefit will increase. The Moody’s corporate bond rate is the rate that the Company uses for calculating the lump sum non-qualified retirement benefit of other designated executives.

Payments based on a termination of employment under any of the foregoing plans are paid six months following the termination of employment. For the definition of “Change of Control” used in the Company’s plans and severance arrangements described above, see Potential Payments upon Termination or Change of Control.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following narrative and table, together with the other information in this Annual Report on Form 10-K/A, describe the potential payments and benefits under our written agreements and compensation and benefit plans and arrangements to which the named executive officers would be entitled upon termination of employment or change in control. The amounts shown in the table and discussed in the narratives below do not include payments and benefits to the extent they are provided on a non-discriminatory basis to eligible salaried employees upon termination of employment, including accrued salary and vacation pay, distribution of balances under our 401(k) plan and prorated payments of annual cash incentive. The amounts also exclude payment of accrued amounts pursuant to the terms of our pension plans, which are described under Pension Benefits.

Executive Severance Agreements

The Company has entered into executive severance agreements with each of the named executive officers. As described below, certain provisions of Mr. Zollars agreement are different than the other executive officers.

Under the executive severance agreements, payments may be due to an executive if, after or in connection with a “Change of Control” transaction:

•

the executive’s employment is terminated for any reason other than death, permanent disability, retirement at or after the executive’s normal retirement age or “cause” either within the two-year period after the Change of Control or within the period between the initiation and culmination of the Change of Control transaction; or

•

the executive resigns within two years after a Change of Control due to an adverse change in title, authority or duties, a transfer to a new location, a substantial increase in travel time, a reduction in salary, or a reduction in fringe benefits or annual bonus below a level consistent with the Company’s practice prior to the Change of Control.

If one of the foregoing events occurs, the executive severance agreements provide that the executive shall be entitled to:

•

the executive’s normal compensation and benefits through the date of termination and the executive’s annual incentive earned for the year of termination based on the actual achievement of predetermined criteria and paid at the same time annual incentives are paid to similarly situated employees;

•

a lump sum cash amount equal to two times (three times for Mr. Zollars pursuant to the terms of his employment agreement) the executive’s current base salary and target annual incentive for the year of termination; and

•

benefits substantially similar to the benefits the executive would have received had he or she remained employed (including health and welfare plan benefits, disability benefits, and perquisite plans and programs, but not contributions to defined contribution or defined benefit plans) for a period of two years.

Severance benefits are also subject to a gross-up provision if it is determined that the benefits the severance agreements provide are subject to the excise tax that Section 4999 of the Tax Code imposes. Further, in the event of a Change of Control, all options to acquire Company shares, all shares of restricted Company stock, all performance or restricted share units and any other equity or phantom grants and awards would become immediately vested, exercisable and non-forfeitable and all conditions of any grant or award would be deemed to be satisfied. Any executive who is a participant in the 2009 LTIP would be entitled to receive, upon the Change of Control prior to the time the 2009 LTIP awards vest and are paid or are forfeited:

•	the cash performance award; and

•	all shares of restricted stock will become fully vested and all transfer restrictions will lapse.

In addition, in the event of a Change of Control Mr. Zollars is entitled to receive his supplemental retirement benefit provided in his employment agreement within 30 days of the Change of Control, subject to certain reductions for early payment and application of a different discount rate in determining the amount of payment.

A termination is for “cause” if it is:

•	the result of a conviction of a felony involving moral turpitude by a court of competent jurisdiction, which is no longer subject to direct appeal;

•	conduct that is materially and demonstrably injurious to the Company; or

•	the executive’s willful engagement in one or more acts of dishonesty resulting in material personal gain to the executive at the Company’s expense.

“Change of Control” for the purpose of these executive severance agreements shall be deemed to have taken place if:

•

a third person, including a “group” as defined in Section 13(d)(3) of the Exchange Act, purchases or otherwise acquires shares of the Company after the date of the agreement that, together with stock held by such person or group, constitutes more than 50% of the total fair market value or total voting power of the stock of the Company;

•

a third person, including a “group” as defined in Section 13(d)(3) of the Exchange Act purchases or otherwise acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or group) shares of the Company after the date of the agreement and as a result thereof becomes the beneficial owner of shares of the Company having 35% or more of the total number of votes that may be cast for election of directors of the Company; or

•

as the result of, or in connection with any cash tender or exchange offer, merger or other Business Combination, or contested election, or any combination of the foregoing transactions, the Continuing Directors shall cease to constitute a majority of the Board of the Company or any successor to the Company during any 12-month period.

“Business Combination” means a “Business Combination” as that term is referred to in the Certificate of Incorporation of the Company, as amended.

“Continuing Director” means a director of the Company who meets the definition of Continuing Director contained in the Certificate of Incorporation of the Company, as amended.

In calculating the payments to be made and the benefits to be provided to each named executive officer under the executive severance agreement in the table below, we made the following assumptions:

•	the change of control transaction qualifies as a change of control under Section 280G of the Tax Code;

•	under Section 280G of the Tax Code, only Mr. Wicks and Ms. Taylor have been determined to be “disqualified individuals,” and as such are entitled to the gross-up and excise tax payments;

•	a stock price of $0.84, the per share closing price of the Company’s common stock on December 31, 2009; and

•

the cash performance award and the restricted stock award under the 2009 LTIP, the payment and vesting of which were dependent on achievement of a certain level of 2009 EBITDA, were not paid or vested because the Company’s actual 2009 EBITDA was below the minimum required level.

The table below reflects the estimated compensatory payments that would be made, and the estimated costs of the benefits that would be provided, to each of our current named executive officers, if such executive’s employment had been terminated as of December 31, 2009 in connection with a Change of Control.

Name	Severance Payment (1)	Non-Compete Payments (2)	LTIP and Equity Awards (3)	Other Change of Control Payments (4)	Total Change of Control Payments	Gross-up and Excise Tax Payments	Total Payments
William D. Zollars (5)	$7,020,000	$0	$383,514	$31,728	$7,435,242	$0	$7,435,242

Timothy A. Wicks	2,090,000	0	106,567	77,352	2,273,919	844,327	3,118,246

Sheila K. Taylor	1,020,000	340,000	1,058	70,008	1,431,066	497,040	1,928,106

Michael J. Smid	1,890,000	0	100,793	77,352	2,068,145	0	2,068,145

Daniel J. Churay	1,271,000	410,000	50,042	77,352	1,808,394	0	1,808,394

Phil J. Gaines	918,000	340,000	36,865	77,352	1,372,217	0	1,372,217

(1)	Amounts represent two times (three times in the case of Mr. Zollars) the sum of the executive’s base salary and target annual incentive at December 31, 2009.
(2)	Amounts represent the payments due under the non-competition agreements with Ms. Taylor and Messrs. Churay and Gaines. See Compensation Discussion and Analysis—Summary of Compensation Components—Non-Competition, Non-Solicitation, Non-Disparagement and Confidentiality Agreements.
(3)	Amounts represent the value of outstanding equity based awards that vest upon a Change of Control and, for the executives that participated in the 2009 LTIP, the value of restricted stock that vests under the 2009 LTIP upon a Change of Control.
(4)	Amounts represent the value of benefit continuation for 24 months and in the case of each executive except Mr. Zollars, the value of perquisite continuation for 24 months.
(5)	Amounts for Mr. Zollars are based upon the terms of his employment agreement, except amounts do not include $1,500,000 of common stock that he would have received with respect to a 2009 equity grant that was not made because performance targets were not met. See Executive Agreement—William D. Zollars Employment Agreement after the Summary Compensation Table for a summary of Mr. Zollars’ employment agreement.

Executive Severance Policy

In addition to the executive severance agreements, we have implemented an executive severance policy for certain senior executives if (i) the executive’s employment is terminated as a result of the elimination of the executive’s position, a restructuring of the Company or a reduction in work force, (ii) the executive is terminated without “cause” or (iii) the executive terminates his or her employment for “good reason”. This policy applies to each of the named executive officers, except Mr. Zollars who has a written employment contract that provides for severance benefits. If any of the foregoing events occurs, the severance policy provides that the executive shall be entitled to:

•	a severance payment equivalent to two times the executive’s current annual salary, payable in twice monthly installments for 24 months;

•	outplacement services consisting of an 18-month program with a value of up to $10,000;

•

provision of COBRA continuation benefits at the Company’s expense for up to two years, with an earlier termination if the executive becomes eligible for health plan coverage following new employment; and

•

payment of the executive’s annual incentive if the executive is terminated after the end of the calendar year but before the annual incentive payments are distributed, with the assumption made that all personal performance targets or goals were met.

After termination of employment, the executive will not be entitled to participate in any of the Company’s other benefits, including pension, 401(k), disability, perquisite, employee assistance, equity participation and other plans. If the executive is terminated before the end of the calendar year, no partial annual incentive payments will be made for the partial year.

The applicable stock option agreement and plan will govern any outstanding stock options at the time of termination of employment, and options will continue to vest until severance payment installments end, except that if the executive engages in a “prohibited activity” during the two-year period after termination of employment, then the executive will forfeit the right to any further vesting of the executive’s options and the executive will not receive any undelivered shares upon the exercise of any vested options. The applicable restricted share unit or stock award agreement and equity plan will govern any restricted share units and stock awards at the time of termination of employment and awards will continue to vest until severance payment installments end, except that if the executive engages in a “prohibited activity” during the two-year period after termination of employment, the executive shall forfeit the right to any further vesting of the awards and the executive will not receive any undelivered shares of Company common stock upon the lapse of any applicable restrictions.

For purposes of determining whether an executive is entitled to receive severance benefits under this policy:

•

“cause” means the executive’s willful engagement in conduct materially and demonstrably injurious to the property or business of the Company, including fraud, misappropriation of funds or other property of the Company, other willful misconduct, gross negligence or conviction of a felony; and

•	“good reason” means:

•

the relocation of the executive’s principal place of performance of the executive’s duties and responsibilities (“employment domicile”) to a location more than 50 miles from the executive’s current employment domicile;

•

requiring the executive to travel 15% more than the executive traveled for the business of the Company in the preceding 12 months (counting each day or partial day of travel outside of the 100 mile radius of the executive’s current employment domicile as a travel day); or

•	a reduction in the executive’s base salary, bonus opportunity or long-term incentive opportunity other than reductions that are applicable to all similarly situated executives.

For purposes of the foregoing, a “prohibited activity” is deemed to have occurred if the executive:

•

divulges any non-public, confidential or proprietary information of the Company, but excluding any information that becomes generally available to the public other than as a result of the executive’s disclosure and information that becomes available to the executive on a non-confidential basis after the executive’s termination of employment;

•

directly or indirectly consults or becomes affiliated with, engages in business or becomes employed by a competitor of the Company or any of the Company’s subsidiaries or affiliates (the “Company Group”), but excluding (i) ownership of up to 5% of the stock of a business registered under the Exchange Act so long as the executive does not actively participate in the business during the two-year period after termination and (ii) employment with a professional firm that provides advice to competitors of the Company so long as the executive does not personally provide this advice; or

•	directly or indirectly, does any of the following without the written consent of the Company:

•	solicits, from any customer doing business with the Company Group that is known to the executive, business of the same or of a similar nature to the business of the Company Group with the customer;

•

solicits, from any potential customer of the Company Group that is known to the executive, business of the same or of a similar nature to that which has been the subject of a known written or oral bid, offer or proposal by the Company Group, to the potential customer, or of substantial preparation with a view to making such a bid, proposal or offer to such potential customer;

•	solicits the employment or services of any person who the executive knew was employed by the Company Group; or

•	otherwise knowingly interferes in any material respect with the business or accounts of the Company Group.

An executive shall be disqualified from receiving severance benefits under this policy if he or she:

•	is terminated for “cause”;

•	dies, retires prior to termination, resigns prior to termination, or suffers a permanent disability prior to termination;

•	receives severance benefits under the executive severance agreement; or

•	revokes the separation agreement and general release (discussed below).

In exchange for the severance benefits, each executive must execute a separation agreement that (i) includes a full release of the Company from any liability or obligations (excluding accrued and vested pension and compensation obligations, the obligations under this policy and any indemnification to which the executive is entitled), (ii) an agreement to cooperate with the Company in legal proceedings and investigations, (iii) a confidentiality agreement with respect to the Company’s confidential information, (iv) an agreement not to engage in a “prohibited activity” during the two-year period after termination, and (v) an agreement to settle issues with respect to the separation agreement through arbitration.

The separation agreement must provide that if the executive engages in a “prohibited activity” in the first six months after termination, the Company may sue the executive for return of severance payments and seek an injunction against such activities during the first six months after termination. Thereafter, the Company may discontinue severance benefits (other than those required by applicable law such as COBRA).

The Compensation Committee of the Board may amend or terminate this policy; provided, that any amendment that is detrimental to the interests of an executive at the time of the amendment or any termination with respect to an executive shall only be effective 24 months from the date of the Compensation Committee’s action to amend or terminate.

Non-Competition Agreements

The Company entered into non-competition agreements with Ms. Taylor and Messrs. Smid, Churay and Gaines. See Compensation Discussion and Analysis—Summary Compensation Components—Non-Competition, Non-Solicitation, Non-Disparagement and Confidentiality Agreements for a discussion of payments due to these individuals in connection with the termination of their employment, including upon a Change of Control.

DIRECTOR COMPENSATION

The table below sets forth compensation information for our outside directors for the fiscal year ended December 31, 2009.

Name	Meeting Attendance and Retainer Fees Received in Cash ($)	Retainer Fees Received in Stock ($)(1)		Annual Award of Restricted Share Units ($)(2)	Total ($)

Michael T. Byrnes	67,050	25,875		77,500	170,425

Cassandra C. Carr	16,200	45,000	(3)	77,500	138,700

Howard M. Dean	40,050	22,500		77,500	140,050

Dennis E. Foster	52,875	25,875		77,500	156,250

John C. McKelvey (4)	18,000	—		—	18,000

Phillip J. Meek	37,350	22,500		77,500	137,350

Mark A. Schulz	54,288	24,750		77,500	156,538

William L. Trubeck	55,350	27,000		77,500	159,850

Carl W. Vogt	35,550	24,750		77,500	137,800

(1)	Amounts represent the grant date fair value for the portion of retainer fees paid in 2009 in the form of Company common stock. No assumptions were necessary to determine the grant date fair value. On May 14, 2009, each director was granted a number of shares determined by the dollar value of the director’s retainers paid in Company common stock divided by the closing price of the Company’s common stock on the grant date. Therefore, grant date fair value was determined by multiplying the number of shares of Company common stock granted by the closing price of the Company’s common stock on the grant date.
(2)	Amounts represent the grant date fair value of the annual grant of restricted share units. No assumptions were necessary to determine the grant date fair value. On May 14, 2009, each director was granted a number of restricted share units determined by the dollar value of the director’s annual award divided by the closing price of the Company’s common stock on the grant date. The grant date fair value of each of the awards was determined by multiplying the number of restricted share units granted by the closing price of the Company’s common stock on the grant date.

As of December 31, 2009, each of the outside directors held 27,119 restricted share units, except Messrs. Byrnes and Schulz who held 26,944 restricted share units.

(3)	Ms. Carr deferred receipt of these shares until she ceases to be a member of the Board. As a result, the Company quarterly reviews this amount and records an expense or an expense reduction based upon the fair value of the grant as of the last day of the quarter.
(4)	In 2009, Mr. McKelvey reached the mandatory retirement age contained in our Bylaws. Therefore, he was not nominated for election at our 2009 Annual Meeting of Stockholders and did not receive an award of common stock or restricted share units following the election.

Our Director Compensation Plan sets forth the compensation our outside directors are eligible to receive for their service on the Board. An outside director is a director that is not an employee of the Company. To align the interests of our outside directors with the interests of our stockholders, a portion of the annual retainer fees is required to be paid in Company common stock, a significant portion of the director’s total compensation is paid in restricted share units that convert to Company common stock upon vesting, and we have established equity ownership requirements for our outside directors. Pursuant to our Director Compensation Plan, our outside directors are eligible to receive the following annual compensation:

•	a retainer for Board services of $50,000;

•

a retainer for service as Governance Committee chairperson of $5,000, as Finance Committee chairperson of $5,000, as Compensation Committee chairperson of $7,500, as Audit/Ethics Committee chairperson of $10,000 and as International Committee chairperson of $7,500; other members of committees do not receive retainers for committee service;

•

an attendance fee of $1,500 for each Board meeting and $1,500 for each committee meeting attended, and in the case of the International Committee, a per diem of $1,500 for each meeting attended of the board of directors (or similar managing body) of any foreign entity, including any international joint venture to which the Company is a party, as designated by the Board;

•	reimbursement of costs or expenses incurred in relation to Board and committee meetings; and

•	a grant of restricted share units equivalent in value to $77,500.

In conjunction with the 10% reduction in employee wages and salaries in January 2009, our Board voluntarily reduced by 10% all fees for regular Board and committee meetings attended in 2009 and all retainer fees for 2009, including annual retainers and retainers for service as chairpersons of Board committees. The Board also agreed to waive any fees for telephonic special meetings of the Board and the Audit/Ethics, Compensation and Governance Committees in 2009.

Under the terms of our Director Compensation Plan, a minimum of 50% of the annual and committee chairperson retainer fees are paid in the form of Company common stock, with the stock award determined annually on the date of the Board meeting immediately following our annual meeting of stockholders based on the closing price of our common stock on that date and the then applicable level of Board and committee chairperson retainer fees. The directors have the option of receiving up to 100% of the annual and committee chairperson retainer fees in Company common stock. Directors may elect to defer receipt of all of their retainer fees received in common stock and their meeting attendance fees. Directors that are elected during the year receive all of their pro-rated retainer fees for the year of election in cash.

On the date of the Board meeting immediately following our annual meeting of stockholders, our outside directors receive annual restricted share unit grants of Company common stock equal in value to $77,500 (using the reported closing price on the NASDAQ Stock Market on the date of grant). These restricted share units vest in one-third increments on the anniversary of the grant date. We issue the restricted share units from our 2004 Long-Term Incentive and Equity Award Plan.

Our outside directors are subject to an equity ownership requirement. Each of our outside directors is required to own shares of Company common stock or restricted share units equal in value to three times the annual board retainer by the later of July 14, 2008 or within three years of the date the director first becomes a member of the Board. Based on the closing market price of our common stock on July 14, 2008, all of our outside directors satisfied the equity ownership requirement, except for Messrs. Byrnes and Schulz who have until October 2010 to satisfy this requirement. Due to the severe economic recession, the Company’s results, and the issuance of almost one billion shares of common stock in connection with our debt-for-equity exchange offer completed in December 2009, the price per share of our common stock has been dramatically lower than when the equity ownership requirement was established. Therefore, the Board has suspended the equity ownership requirement. The Board is committed to the continued alignment of our director compensation practices and our stockholders interests and will review the equity ownership requirement in 2010.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2009, Dennis Foster, Michael Byrnes, Cassandra Carr and Phillip Meek served on the Compensation Committee of the Board. No executive officer of the Company serves on the compensation committee or serves as a director of another entity or member of a compensation committee of another entity where an executive officer of that entity also serves on the Compensation Committee or on the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2009, with respect to our compensation plans under which equity securities are authorized for issuance:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column(a)

Equity compensation plans approved by security holders	17,497,645	(1)	$4.73	(2)	2,141,205	(3)

Equity compensation plans not approved by security holders	0		0		0

Total	17,497,645		$4.73		2,141,205

(1)	Includes 15,712,645 shares issuable upon the exercise of stock options and 1,785,000 shares issuable upon vesting of restricted share units.
(2)	Amount does not take into account shares issuable upon vesting of restricted share units, which have no exercise price.
(3)	Represents 1,779,978 shares available for issuance under our 2004 Long-Term Incentive and Equity Award Plan and 361,227 options available for issuance under our Union Employee Option Plan. In January 2010, all of the options available for issuance under our Union Employee Option Plan were issued in accordance with the terms of that plan.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

Shares of Company common stock that directors and executive officers of the Company owned as of March 1, 2010 include:

•	shares in which they may be deemed to have a beneficial interest;

•	shares credited to individual accounts in the Company’s 401(k) plan;

•	restricted share units subject to the Company’s 2004 Long Term Incentive and Equity Award Plan; and

•	shares subject to options that are exercisable on or prior to April 30, 2010.

All of the executive officers and directors have sole voting and dispositive power with respect to the shares of common stock reported below, and none of the shares reported below is pledged as security by any executive officer or director. See footnote (2) below regarding adjusted ownership amounts and percentages due to unvested restricted share units.

Name	Shares of Common Stock Owned as of 3/1/10(1)		Shares that Person has Right to Acquire On or Prior to 4/30/10	Total Beneficial Ownership	Percent of Class	Unvested Share Units(2)	Adjusted Total Beneficial Ownership	Adjusted Percent of Class

Michael T. Byrnes	11,608		0	11,608	*	26,944	38,552	*
Cassandra C. Carr	40,812	(3)	0	40,812	*	27,119	67,931	*
Howard M. Dean	18,278	(3)	0	18,278	*	27,119	45,397	*
Dennis E. Foster	27,344		0	27,344	*	27,119	54,463	*
Phillip J. Meek	33,237	(3)	0	33,237	*	27,119	60,356	*
Mark A. Schulz	11,397		0	11,397	*	26,944	38,341	*
William L. Trubeck	36,611		0	36,611	*	27,119	63,730	*
Carl W. Vogt	39,232	(3)	0	39,232	*	27,119	66,351	*
William D. Zollars	353,050	(4)(5)	69,348	422,398	*	133,017	555,415	*
Timothy A. Wicks	51,865	(5)	0	51,865	*	75,000	126,865	*
Sheila K. Taylor	124		1,428	1,552	*	952	2,504	*
Michael J. Smid	91,864	(5)	51,025	142,889	*	30,380	173,269	*
Daniel J. Churay	38,679	(5)	9,298	47,977	*	17,258	65,235	*
Phil J. Gaines	31,044	(5)	7,985	39,029	*	11,947	50,976	*
All Directors and Executive Officers as a Group (17 persons)	864,305	(5)	141,750	1,006,055	*	485,156	1,491,211	*

*	Indicates less than 1% ownership. The percentages in the Percent of Class and Adjusted Percent of Class columns are based on 1,020,769,951 outstanding shares of common stock on March 1, 2010.
(1)	Direct ownership except for shares held in the YRC Worldwide Inc. 401(k) Plan as follows: Mr. Zollars 641 shares; Mr. Smid 1,294 shares; and Mr. Churay 326 shares.
(2)	The Company has granted rights to receive shares of the Company’s common stock called restricted share units under its 2004 Long Term Incentive and Equity Award Plan. The restricted share units are subject to time vesting requirements. See Compensation Discussion and Analysis — Summary of Compensation Components — Prior Long-Term Incentive Plan, Outstanding Equity Awards at Fiscal Year End and Director Compensation contained in Part III, Item 11 of this Form 10-K/A. The unvested restricted share units are not included under the “Shares of Common Stock Owned as of 3/1/2010” column and, except for restricted share units that vest on or prior to April 30, 2010 and are deemed to be beneficially owned, are not included in the “Shares that Person has Right to Acquire On or Prior to 4/30/2010,” “Total Beneficial Ownership” and “Percent of Class” columns. However, to provide complete information regarding each of the Company’s directors’ and executive officers’ equity ownership in the Company, the restricted share units that vest after April 30, 2010 are included in the “Unvested Share Units,” “Adjusted Total Beneficial Ownership” and “Adjusted Percent of Class” columns above.

(3)	Ms. Carr and Messrs. Dean, Meek and Vogt have deferred shares pursuant to the Company’s Director Compensation Plan until they cease to be a director of the Company and thus these deferred shares are not included in the amounts set forth above. The deferred shares are as follows:

Name of Director	Number of Deferred Shares

Cassandra C. Carr	28,531
Howard M. Dean	1,217
Phillip J. Meek	2,872
Carl W. Vogt	3,208

(4)	Includes 32,330 shares of restricted stock awarded to Mr. Zollars in January 2006 pursuant to his employment agreement. For a discussion of the provisions of Mr. Zollars’ employment agreement, see the heading Executive Agreements — William D. Zollars’ Employment Agreement contained in Part III, Item 11 of this Form 10-K/A.
(5)	Under the Company’s 2009 LTIP, participating executive officers, including Messrs. Zollars, Wicks, Smid, Churay and Gaines have received awards of restricted stock that will vest, in each case, on the third anniversary of the date of grant upon the achievement of performance goals measured by the share price appreciation of the Company’s common stock. The restricted stock awards are included in the amounts set forth above and are as follows:

Name of Executive Officer	Number of Restricted Shares

William D. Zollars	231,169
Timothy A. Wicks	51,865
Michael J. Smid	77,798
Daniel J. Churay	34,231
Phil J. Gaines	27,266
Other Executive Officers	78,705

Item 13.	Certain Relationships and Related Transactions, and Directors Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreement with Alvarez & Marsal. On August 20, 2009, the Company entered into a letter agreement (the “Letter Agreement”) with Alvarez & Marsal North America, LLC (“A&M”) that replaced a December 2008 letter agreement between the Company and A&M. Pursuant to the Letter Agreement, Richard Williamson, a Managing Director of A&M, serves as our Chief Strategy Officer, and additional A&M personnel provide services as set forth in the Letter Agreement. Mr. Williamson and the additional personnel agreed to, among other things, assist our CEO in the development of restructuring plans and strategic alternatives, generate plans to improve liquidity, and identify and drive accountability for possible cost reduction and operations improvement opportunities. Mr. Williamson reports directly to the Finance Committee of the Board of Directors.

The Company agreed to pay A&M $690.00 per hour for Mr. Williamson’s services and to pay A&M $225.00 to $775.00 per hour with respect to the services provided by the additional personnel. During 2009, the Company paid A&M approximately $11.9 million for the services of Mr. Williamson and the additional personnel. Mr. Williamson and the additional personnel are independently compensated pursuant to arrangements with A&M, over which the Company has no control, and they will not receive any compensation directly from the Company or participate in any of the Company’s employee benefits. Pursuant to an amendment to the Letter Agreement, the Company also agreed to pay A&M an incentive fee equal to $3.0 million related to the Company’s completion of the debt-for-equity exchange in December 2009, $1.0 million of which has been paid and $2.0 million of which is due and payable on April 1, 2010. In addition, the Company agreed to pay A&M for reasonable out-of-pocket expenses and a $300,000 retainer, which will be credited against any amounts due at the termination of the Letter Agreement and returned upon the satisfaction of all obligations under the Letter Agreement. The Letter Agreement may be terminated by either party by giving 30 days written notice.

Under the Letter Agreement, the Company is required to indemnify Mr. Williamson to the same extent as the most favorable indemnification it extends to its officers and directors. The Company is also required to cover Mr. Williamson as an officer under its existing director and officer insurance policy and maintain such insurance for at least two years after the termination of the Letter Agreement. The Company has also agreed to indemnify A&M from all liabilities related to A&M’s services under the Letter Agreement, unless such liabilities resulted primarily from A&M’s gross negligence or willful misconduct.

Other Related Party Agreements. Mr. Zollars’ son-in-law is employed in the marketing area, with no direct reporting relationship to him, and his total compensation for 2009 was less than $130,000.

Code of Conduct. The Company’s Code of Conduct (available on the Company’s website at www.yrcw.com) contains conflict of interest procedures that require referral of any potential conflict to the Company’s General Counsel. The General Counsel will then report his findings and recommendations to the appropriate senior officer or supervisor, who will then determine, in conjunction with the General Counsel, the appropriate action to be taken. The Code of Conduct strongly recommends that Company officers and employees disclose the potential conflict prior to taking any action. Pursuant to the Company’s Code of Conduct, the Audit/Ethics Committee reviews and approves any related party transactions involving any of the Company’s executive officers and any member of the Board based on the facts and circumstances of the individual situation. For any conflicts of interest that do not involve a related party transaction, the Chief Executive Officer of the Company may seek approval of the potential conflict from the Chairman of the Audit/Ethics Committee. Any director seeking approval or waiver of a potential conflict of interest should recuse himself or herself from any decision on whether to approve an activity or waive the potential conflict. A “related party transaction” is defined in the Company’s Code of Conduct as any transaction that would be required to be disclosed in the Company’s Annual Report on Form 10-K pursuant to Item 404 of SEC Regulation S-K. Since the adoption of the Company’s Code of Conduct in 2003, the Audit/Ethics Committee has not waived any potential conflict of interest.

“Conflicts of interest” are described generally in the Code of Conduct as situations in which either a director’s, officer’s or employee’s personal involvement or financial affairs are, or may appear to be, in conflict with their responsibility to act in the best interest of the Company. A conflict of interest is considered to exist when an individual’s personal involvement or financial affairs may adversely influence his or her judgment in the performance of his or her duty to the Company. Examples of potential conflicts of interest provided in the Code of Conduct are:

•

a director, officer or employee, directly or indirectly, or one of his or her immediate family members, owns or has a financial interest in another organization that is a competitor, customer, contractor or supplier of the Company;

•

a director, officer or employee, directly or indirectly, or one of his or her immediate family members, serves as a director, officer, employee, consultant or agent of an organization that is a competitor of the Company, or which does business with the Company as a supplier, customer, or contractor; and

•

a director, officer or employee, or one of his or her immediate family members, is a principal party to a transaction with the Company involving the rental or purchase of real estate, goods or services.

DIRECTOR INDEPENDENCE

The Board has affirmatively determined the independence of each director (other than Mr. Zollars), in accordance with applicable law and the NASDAQ Stock Market rules. None of the independent directors had transactions, relationships or arrangements with the Company that the Board needed to consider in determining independence.

Item 14.	Principal Accounting Fees and Services.

The Audit/Ethics Committee presents the following summary of all fees paid to KPMG LLP during 2009 and 2008:

	KPMG 2009	KPMG 2008

Audit fees(1)	$3,811,230	$4,081,597

Audit related fees(2)	36,263	63,574

Tax fees	0	0

All other fees	0	0

Total	$3,847,493	$4,145,171

(1)

Audit fees represent fees for professional services provided in connection with the audit of our financial statements and the effectiveness of internal control over financial reporting, the review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	Audit-related fees consist primarily of consultations regarding accounting matters.

Pursuant to the Audit/Ethics Committee Charter, the Audit/Ethics Committee approves all audit and non-audit services provided by the Company’s auditors. In addition, the chairman of the Audit/Ethics Committee is expressly authorized to approve the provision of non-audit services to the Company, provided that any approval by the chairman must be reported to the Audit/Ethics Committee at its next meeting. The latter express authority was established to handle approval of non-audit services prior to the engagement of the auditor or accountant before the next scheduled Audit/Ethics Committee meeting. The Audit/Ethics Committee approved all audit and audit-related fees incurred in 2009. None of the services provided by the Company’s auditor were approved by the Audit/Ethics Committee pursuant to the exception set forth in paragraph (c)(7)(i)(c) of Rule 2-01 of Regulation S-X.

The Audit/Ethics Committee has considered and determined that the level of KPMG’s fees for provision of services other than the audit and the quarterly review services is compatible with maintaining KPMG’s independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(3) Exhibits

31.1	Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Sheila K. Taylor pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1	List of Companies in Database.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YRC Worldwide Inc.

By:	/s/ William D. Zollars
William D. Zollars
Chairman of the Board of Directors &
Chief Executive Officer

March 25, 2010

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Sheila K. Taylor pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1	List of Companies in Database.