Form 10-Q
period 2010-03-31
YRC Worldwide Inc.
filed 2010-05-10
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $0.01 par value per share	1,054,074,097 shares

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(Amounts in thousands except per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$130,263	$97,788
Accounts receivable, net	517,093	515,807
Prepaid expenses and other	178,322	245,225

Total current assets	825,678	858,820

Property and Equipment:
Cost	3,520,447	3,588,474
Less – accumulated depreciation	(1,745,423)	(1,748,996)

Net property and equipment	1,775,024	1,839,478

Intangibles, net	153,389	163,544
Other assets	165,115	170,232

Total assets	$2,919,206	$3,032,074

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$214,525	$198,725
Wages, vacations and employees’ benefits	209,349	216,074
Other current and accrued liabilities	567,417	397,902
Current maturities of long-term debt	211,603	197,127

Total current liabilities	1,202,894	1,009,828

Other Liabilities:
Long-term debt, less current portion	948,864	935,782
Deferred income taxes, net	145,751	146,576
Pension and postretirement	353,398	351,861
Claims and other liabilities	373,243	420,837
Commitments and contingencies
Shareholders’ Equity (Deficit):
Preferred stock, $1 par value per share	—	4,346
Common stock, $0.01 par value per share	10,566	991
Capital surplus	1,571,413	1,576,349
Accumulated deficit	(1,451,418)	(1,177,280)
Accumulated other comprehensive loss	(142,768)	(144,479)
Treasury stock, at cost (3,079 shares)	(92,737)	(92,737)

Total shareholders’ equity (deficit)	(104,944)	167,190

Total liabilities and shareholders’ equity (deficit)	$2,919,206	$3,032,074

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the Three Months Ended March 31

(Amounts in thousands except per share data)

(Unaudited)

	2010	2009
Operating Revenue	$1,063,235	$1,502,795

Operating Expenses:
Salaries, wages and employees’ benefits	670,826	1,133,974
Equity based compensation expense	109,871	33,025
Operating expenses and supplies	253,349	367,292
Purchased transportation	132,456	175,184
Depreciation and amortization	52,261	66,269
Other operating expenses	67,013	104,705
Losses on property disposals, net	8,998	1,593
Impairment charges	5,281	—

Total operating expenses	1,300,055	1,882,042

Operating Loss	(236,820)	(379,247)

Nonoperating Expenses:
Interest expense	41,074	32,219
Other, net	2,178	3,701

Nonoperating expenses, net	43,252	35,920

Loss From Continuing Operations Before Income Taxes	(280,072)	(415,167)
Income tax benefit	(5,934)	(141,385)

Net Loss	$(274,138)	$(273,782)

Average Common Shares Outstanding – Basic	521,216	59,373
Average Common Shares Outstanding – Diluted	521,216	59,373
Basic Loss Per Share	$(0.53)	$(4.61)
Diluted Loss Per Share	$(0.53)	$(4.61)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the Three Months Ended March 31

(Amounts in thousands)

(Unaudited)

	2010	2009
Operating Activities:
Net loss	$(274,138)	$(273,782)
Noncash items included in net loss:
Depreciation and amortization	52,261	66,269
Impairment charges	5,281	—
Equity based compensation expense	109,871	33,025
Pension settlement charges	—	5,003
Losses on property disposals, net	8,998	1,593
Deferred income tax benefit	(5,841)	(141,741)
Amortization of deferred debt costs	10,516	4,488
Other noncash items	1,964	2,836
Changes in assets and liabilities, net:
Accounts receivable	(1,317)	118,740
Accounts payable	15,811	(49,863)
Other operating assets	71,213	52,307
Other operating liabilities	23,671	87,119

Net cash provided by (used in )operating activities	18,290	(94,006)

Investing Activities:
Acquisition of property and equipment	(3,731)	(15,424)
Proceeds from disposal of property and equipment	7,637	18,707
Restricted cash	—	(17,617)
Other	—	(198)

Net cash provided by (used in) investing activities	3,906	(14,532)

Financing Activities:
Asset backed securitization (payments) borrowings, net	(28,618)	41,211
Issuance of long-term debt and long-term lease financing obligations	119,748	157,617
Repayment of long-term debt and long-term lease financing obligations	(59,363)	(129,149)
Debt issuance costs	(7,030)	(37,971)
Equity issuance costs	(14,458)	—

Net cash provided by financing activities	10,279	31,708

Net Increase (Decrease) In Cash and Cash Equivalents	32,475	(76,830)
Cash and Cash Equivalents, Beginning of Period	97,788	325,349

Cash and Cash Equivalents, End of Period	$130,263	$248,519

Supplemental Cash Flow Information:
Income tax refund, net	$81,272	$37,266
Pension contribution deferral transfer to long-term debt	$3,488	$—

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

YRC Worldwide Inc. and Subsidiaries

For the Three Months Ended March 31

(Amounts in thousands)

(Unaudited)

2010
Preferred Stock
Beginning balance	$4,346
Conversion of preferred shares to common shares	(4,346)

Ending balance	$—

Common Stock
Beginning balance	$991
Conversion of preferred shares to common shares	9,572
Issuance of equity awards	3

Ending balance	$10,566

Capital Surplus
Beginning balance	$1,576,349
Share-based compensation	(1,015)
Conversion of preferred shares to common shares	(5,226)
Beneficial conversion feature of 6% notes	3,341
Issuance of equity in exchange for debt (transaction costs)	(2,000)
Other, net	(36)

Ending balance	$1,571,413

Accumulated Deficit
Beginning balance	$(1,177,280)
Net loss	(274,138)

Ending balance	$(1,451,418)

Accumulated Other Comprehensive Loss
Beginning balance	$(144,479)
Pension, net of tax:
Reclassification of net losses to net income	968
Deferred tax rate adjustments	(1,080)
Foreign currency translation adjustments	1,823

Ending balance	$(142,768)

Treasury Stock, At Cost
Beginning and ending balance	$(92,737)

Total Shareholders’ Equity	$(104,944)

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

YRC Worldwide Inc. and Subsidiaries

(Unaudited)

1. Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. These services include global, national and regional transportation as well as logistics. Our operating subsidiaries include the following:

•

YRC National Transportation (“National Transportation”) is the reporting unit for our transportation service providers focused on business opportunities in regional, national and international services. National Transportation provides for the movement of industrial, commercial and retail goods, primarily through regionalized and centralized management and customer facing organizations. This unit includes our less-than-truckload (“LTL”) subsidiary YRC Inc. (“YRC”), and YRC Reimer, a subsidiary located in Canada that specializes in shipments into, across and out of Canada. Approximately 35% of National Transportation shipments are completed in two days or less. In addition to the United States (“U.S.”) and Canada, National Transportation also serves parts of Mexico, Puerto Rico and Guam.

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

At March 31, 2010, approximately 69% of our labor force is subject to collective bargaining agreements, which predominantly expire in 2013.

2. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of YRC Worldwide and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in non-majority owned affiliates or those in which we do not have control where the entity is either not a variable interest entity or YRC Worldwide is not the primary beneficiary, are accounted for on the equity method. There are no noncontrolling (minority) interests in our consolidated subsidiaries. Consequently, all of our shareholders’ equity (deficit), net loss and comprehensive loss for the periods presented are attributable to controlling interests for the periods presented in the accompanying financial statements. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates. We have prepared the consolidated financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included in these financial statements have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Assets Held for Sale

When we plan to dispose of property by sale, the asset is carried in the financial statements at the lower of the carrying amount or estimated fair value, less cost to sell, and is reclassified to assets held for sale. Additionally, after such reclassification, there is no further depreciation taken on the asset. For an asset to be classified as held for sale, management must approve and commit to a formal plan, the sale should be anticipated during the ensuing year and the asset must be actively marketed, be available for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

immediate sale, and meet certain other specified criteria. At March 31, 2010 and December 31, 2009, the net book value of assets held for sale was approximately $110.1 million and $112.8 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets. We recorded charges of $11.5 million and $3.3 million for the three months ended March 31, 2010 and 2009, respectively, to reduce properties held for sale to estimated fair value, less cost to sell. These charges are included in “Losses on Property Disposals, Net” in the accompanying statements of consolidated operations.

Impairment of Long-Lived Assets

If facts and circumstances indicate that the carrying amount of held-and-used identifiable amortizable intangibles and property, plant and equipment may be impaired, we would perform an evaluation of recoverability in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (now included in FASB ASC Topic 360). If an evaluation were required, we would compare the estimated future undiscounted cash flows associated with the asset or asset group to its carrying amount to determine if a reduction to the carrying amount is required. The carrying amount of an impaired asset would be reduced to fair value.

Based on current economic conditions in 2010, we determined a review of impairment of long-lived assets was necessary as of March 31, 2010. Our analysis of undiscounted cash flows indicated no impairment charge for long-lived assets held-and-used was required at March 31, 2010, other than the charge related to our tradename indefinite-lived intangible assets discussed in the “Intangibles” note below.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and asset-backed securitization borrowings approximates their fair value due to the short-term nature of these instruments.

3. Liquidity

The following table provides details of the outstanding components and unused available (deficit) capacity under the Credit Agreement and ABS Facility (each, as defined below) at March 31, 2010 and December 31, 2009:

(in millions)	March 31, 2010	December 31, 2009
Capacity:
Revolving loan	$950.0	$950.0
ABS Facility	400.0	400.0

Total maximum capacity	1,350.0	1,350.0

Amounts outstanding:
Revolving loan	(387.6)	(329.1)
Letters of credit (3/31/10: $451.6 revolver; $72.1 ABS Facility)	(523.7)	(538.3)
ABS Facility borrowings	(117.7)	(146.3)

Total outstanding	(1,029.0)	(1,013.7)

ABS limitations	(210.2)	(178.2)
Revolver reserve	(107.3)	(159.8)

Total restricted capacity	(317.5)	(338.0)

Unrestricted unused capacity (deficit) (3/31/10: $3.5 revolver; $- ABS Facility)	$3.5	$(1.7)

As a part of our comprehensive recovery plan, we have executed on a number of significant initiatives during 2009 and 2010 to improve liquidity. In addition, we have recently taken the following actions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

CREDIT FACILITIES

Credit Agreement Amendment

On May 3, 2010, we entered into Amendment No. 17 to the Credit Agreement (the “Credit Agreement Amendment”), which amends the Credit Agreement, dated as of August 17, 2007 (as amended, the “Credit Agreement”). The Credit Agreement continues to provide us with a $950.0 million senior revolving credit facility, including sublimits available for borrowings under certain foreign currencies and for letters of credit, and a senior term loan in an aggregate outstanding principal amount of approximately $111.5 million.

Equity Issuances

The Credit Agreement Amendment permits us to receive up to $100 million of net cash proceeds from the issuance of equity interests during the period commencing on May 3, 2010 and ending on the earlier of December 31, 2010 or the date on which we receive $100 million of net cash proceeds from such equity issuances, without having to use such net cash proceeds to make a mandatory prepayment under the Credit Agreement. The Credit Agreement Amendment requires that the net cash proceeds from such equity issuances are deposited into a new deposit account (the “New Account”). We will be able to use the funds in the New Account for general corporate purposes. While any funds are in the New Account, they will not count toward the calculation of Liquidity (as defined in the Credit Agreement), the calculation of Unrestricted Cash (as defined in the Credit Agreement) or the calculation of Excess Cash Flow (as defined in the Credit Agreement) in each case for purposes of the mandatory prepayment requirements. The funds in the New Account will count as Available Cash (as defined in the Credit Agreement). Additionally, we will not be able to request loans under the Credit Agreement until the balance in the New Account is zero. Other than the net cash proceeds from the issuance of such equity interest, no funds may be deposited into the New Account, and once funds have been withdrawn they may not be re-deposited.

Voluntary Prepayments of Certain Obligations

The Credit Agreement Amendment modifies the restriction on voluntary prepayments of any amounts owing under the Contribution Deferral Agreement (as defined below) or indebtedness, including a prohibition on the Company using the up to $100 million of net cash proceeds from the equity issuance described above to make such voluntary prepayments.

Financial Covenants

The Credit Agreement Amendment amends our minimum Available Cash covenant to require that we maintain at least $25 million of Available Cash through December 31, 2010 and at least $50 million of Available Cash from and after January 1, 2011.

The Credit Agreement Amendment resets the minimum Consolidated EBITDA (as defined in the Credit Agreement) covenant in respect of the periods ending June 30, 2010, September 30, 2010 and December 31, 2010 as follows (in millions):

Period	Minimum Consolidated EBITDA
For the fiscal quarter ending on June 30, 2010	$5
For the two consecutive fiscal quarters ending September 30, 2010	$50
For the three consecutive fiscal quarters ending December 31, 2010	$100

Asset-Backed Securitization Amendment

On May 3, 2010, we, as Performance Guarantor, and the parties to the Third Amended and Restated Receivables Purchase Agreement, dated as of April 18, 2008 (as amended, the “ABS Facility”), entered into Amendment No. 17 to the ABS Facility (the “ABS Amendment”). The ABS Amendment implements minimum consolidated EBITDA and minimum available cash requirements that are consistent with the amendment to the Credit Agreement Amendment described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

Interest and Fee Deferrals

The Credit Agreement lenders agreed to defer the payment of revolver and term loan interest, letter of credit fees and commitment fees, subject to the deferral exceptions and termination events, for the period:

•	beginning December 31, 2009, and

•	ending on December 31, 2010, subject to an extension until December 31, 2011 if agreed to by 66 2/3 % of the lenders.

As of March 31, 2010 the amounts deferred under the above provision were $39.0 million.

Additionally, we deferred amendment fees of $31.8 million in October 2009 which are fully earned but not due and payable until the earlier of December 31, 2011 or the occurrence of a termination event.

Finally, some of the fees and interest due during the term of the ABS Facility have also been deferred. The $10.0 million fee that was due on October 30, 2009 has been deferred until the earliest to occur of the following dates or events (the “Deferred Fee Payment Date”):

•	October 26, 2010,

•	the Amortization Date (as defined in the ABS Facility), and

•	the occurrence of a Deferral Termination Event.

The portion of current letter of credit fees, program fees and administration fees in excess of the fees in place prior to February 12, 2009 were deferred also until the Deferred Fee Payment Date. As of March 31, 2010, amounts deferred under the above provisions were $15.1 million.

Contribution Deferral Agreement Amendment

On May 3, 2010, we entered into Amendment 4 to the Contribution Deferral Agreement (the “Contribution Deferral Agreement Amendment”), with the Central States, Southeast and Southwest Areas Pension Fund, certain other pension funds party thereto and Wilmington Trust Company, as agent. The Contribution Deferral Agreement Amendment amends the Contribution Deferral Agreement dated as of June 17, 2009 (as amended, supplemented or otherwise modified, the “Contribution Deferral Agreement”). Under the Contribution Deferral Agreement Amendment, the calculation of Liquidity (as defined in the Contribution Deferral Agreement) for the Liquidity cash sweep thereunder was amended to conform it to the test in the Credit Agreement (after giving effect to the Credit Agreement Amendment described above), except that the Liquidity test under the Contribution Deferral Agreement subtracts any commitment reduction or prepayment under the Credit Agreement.

At Market Issuance Sales Agreement

On May 3, 2010, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with Wm Smith & Co and McNicoll, Lewis & Vlak LLC (the “Sales Agents”), under which we may sell up to the amount available for offer and sale under the currently effective Registration Statement on Form S-3 (Registration No. 333-159355) (the “Registration Statement”) of our common stock from time to time through the Sales Agents. The Registration Statement permits the issuance, from time to time, by us of shares of the Company’s common stock, preferred stock and warrants up to an aggregate initial offering price not to exceed $200 million. The Sales Agents may sell the common stock by any method permitted by law deemed to be an ‘at the market’ offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on the NASDAQ Global Select Market, on any other existing trading market for the common stock or to or though a market maker. The Sales Agents may also sell the common stock in privately negotiated transactions, subject to our approval. The compensation to the Sales Agents for sales of common stock sold pursuant to the Sales Agreement will be an aggregate of 3.0% of the gross proceeds of the sales price of common stock sold with respect to the first $25.0 million of gross proceeds and an aggregate of 2.0% of the gross proceeds with respect to gross proceeds in excess of that amount.

The Sales Agreement will terminate on the earliest of (1) the sale of all of the common stock subject to the Sales Agreement, or (2) termination of the Sales Agreement by the Company or the Sales Agents. Either Sales Agent may terminate the Sales Agreement as to itself at any time in certain circumstances, including the occurrence of a material adverse change that, in such Sales Agent’s judgment, may impair its ability to sell the common stock, or a suspension or limitation of trading of the Company’s common stock on NASDAQ. We may terminate the Sales Agreement at any time upon five days prior notice while either Sales Agent may terminate the Sales Agreement as to itself at any time upon five days prior notice. The Sales Agreement contains customary representations, warranties and covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

On May 4, 2010, we filed with the SEC a prospectus supplement that contemplates the sale of up to $103 million in gross proceeds of shares of the Company’s common stock from time to time in at-the-market offerings pursuant to the Sales Agreement. Sales pursuant to the Sales Agreement will be made only upon instructions by the Company to the Sales Agents, and we cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement.

Risks and Uncertainties Regarding Future Liquidity

In light of our recent operating results, we have satisfied our short term liquidity needs through a combination of borrowings under our credit facilities, retained proceeds from asset sales and sale/leaseback financing transactions and an income tax refund from the IRS. In an effort to further manage liquidity, we have also instituted the deferral of pension plan payments and certain interest and fees. As our operating results improve, we expect that cash generated from operations will reduce our need to continue to rely upon these sources of liquidity to meet our short term funding requirements. In August 2009, the employees in most of our bargaining units who are represented by the International Brotherhood of Teamsters (the “Teamsters”) ratified a modification to our collective bargaining agreement to (among other things) implement a 15% wage reduction (which includes the 10% wage reduction previously implemented in January 2009) and a temporary cessation of the requirement for the Company’s subsidiaries to make contributions to union multi-employer pension funds. The wage reduction and the temporary pension contribution cessation have also improved our liquidity position; however, the temporary pension contribution cessation ends at the end of 2010. Based on expected levels of employment in 2011, we estimate that we will contribute approximately $25-30 million per month to multi-employer pension funds in 2011. To continue to have sufficient liquidity to meet our cash flow requirements during 2010:

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

•

we are aggressively pursuing the Company’s litigation against the trustee under the 5% Indenture. If the Company is successful in its litigation and meets the closing conditions under the Note Purchase Agreement to sell and issue additional 6% Notes, the Company can utilize the remaining $20.2 million of proceeds for general corporate purposes;

•	if appropriate, we may sell additional equity or pursue other capital market transactions, including pursuant to the Sales Agreement described above;

•	we may consider selling non-strategic assets or business lines; and

•	we expect to carefully manage receipts and disbursements, including amounts and timing, focusing on reducing days sales outstanding and managing days payables outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

4. Debt and Financing

Total debt consisted of the following:

(in millions)	March 31, 2010	December 31, 2009
Revolving credit facility	$387.6	$329.1
Term loan	112.5	112.6
ABS borrowings, secured by accounts receivable	117.7	146.3
USF senior notes	—	45.3
Contingent convertible senior notes	21.7	21.7
6% convertible senior notes	46.5	—
Pension contribution deferral obligations	154.9	153.0
Lease financing obligations	319.6	318.9
Industrial development bonds	—	6.0

Total debt	$1,160.5	$1,132.9
Current maturities of long-term debt	(21.7)	(27.6)
Current maturities of lease financing obligations	(2.2)	(2.7)
Current maturities of pension contribution deferral obligations	(70.0)	(20.5)
ABS borrowings	(117.7)	(146.3)

Long-term debt	$948.9	$935.8

As of March 31, 2010, we were in compliance with the various debt covenants under our lending agreements.

Asset-Backed Securitization Facility

At March 31, 2010, our underlying accounts receivable supported total capacity under our ABS Facility of $189.8 million. In addition to the $117.7 million outstanding, the ABS facility capacity was also reduced by outstanding letters of credit of $72.1 million resulting in no unused capacity at March 31, 2010.

6% Convertible Senior Notes Due 2014

On February 11, 2010, we entered into a note purchase agreement with certain investors pursuant to which such investors agreed, subject to the terms and conditions set forth therein, to purchase up to $70 million in aggregate principal amount of our 6% convertible senior notes due 2014 (the “6% Notes”). The notes bear interest at 6% payable in February and August of each year. The purchase and sale of the 6% Notes were structured to occur in two closings. Pursuant to the note purchase agreement, we sold $49.8 million of the 6% Notes to the investors in the first closing on February 23, 2010 and are obligated to sell an additional $20.2 million of 6% Notes to the investors in the second closing, assuming the closing conditions in the note purchase agreement are met.

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

Assuming that all of the outstanding aggregate principal amount of $49.8 million of 6% Notes had been converted at the note holders’ option as of March 31, 2010 and April 30, 2010, an aggregate of 143,454,884 shares of our common stock would have been issued as a result of such conversion, including the make whole premium described above. As of the date of this report, no shares of common stock have been issued on account of the 6% Notes.

The 6% Notes indenture provides that the maximum number of shares of the Company’s common stock that can be issued in respect of the 6% Notes upon conversion or with respect to the payment of interest or in connection with the make whole premium or otherwise shall be limited to 201,880,000 shares of common stock for $70 million in aggregate principal amount of the 6% Notes as of February 23, 2010, subject to certain adjustments. If the limit is reached, no holder is entitled to any other consideration on account of shares not issued. This limitation terminates if the holders of the Company’s common stock approve the termination of this limitation.

We have evaluated the terms of the conversion feature included in the 6% Notes under applicable accounting literature, and determined that a portion of the proceeds should be allocated to the beneficial conversion feature as it was in-the-money at the commitment date. Accordingly, we allocated $3.3 million of the proceeds to the conversion feature and account for this as a component of equity to be amortized over the term of the 6% Notes. The resulting yield on the 6% Notes as a result of this allocation is 6.4%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

Fair Value Measurement

Based on the quoted market prices for the USF senior notes (repaid during 2010) and contingent convertible senior notes (level two inputs for fair value measurements as defined in SFAS No. 157, “Fair Value Measurements” now included in FASB ASC Topic 820), and the February 23, 2010 closing price for our 6% Notes, the fair value of fixed-rate debt at March 31, 2010 and December 31, 2009, was approximately $68.5 million and $47.6 million, respectively. The carrying amount of such fixed-rate debt at March 31, 2010 and December 31, 2009, was $68.1 million and $73.0 million, respectively.

5. Intangibles

We have the following amortizable intangible assets:

		March 31, 2010		December 31, 2009
(in millions)	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	11.9	$215.0	$92.0	$215.0	$87.2
Marketing related	5.6	3.5	3.3	3.6	3.2
Technology based	5.0	25.6	25.4	25.6	25.0

Intangible assets		$244.1	$120.7	$244.2	$115.4

Pre-tax changes in the carrying amount of our indefinite lived tradenames are below:

(in millions)	National Transportation	Regional Transportation	Total
Balances at December 31, 2009	$14.0	$20.7	$34.7
Impairment charges	(3.3)	(2.0)	(5.3)
Change in foreign currency exchange rates	0.5	—	0.5

Balances at March 31, 2010	$11.2	$18.7	$29.9

During the three months ended March 31, 2010, we determined indicators of impairment were present, primarily reduced actual and forecasted revenue, as it relates to our tradenames. Accordingly we performed an impairment test that consisted of a comparison of the fair value of the intangible asset with its carrying amount. We recognized an impairment loss in the amount by which the carrying amount exceeded the fair value of the asset. In making this assessment, we utilized the relief from royalty method, an income approach (level three measurement as defined in SFAS No. 157, “Fair Value Measurements” now included in FASB ASC Topic 820) that includes assumptions as to future revenue, applicable market-based royalty rate and cost of capital, among others.

The impairment charges net of tax were $3.2 million and $2.0 million for National Transportation (the YRC Reimer tradename) and Regional Transportation (the New Penn tradename), respectively.

Estimated amortization expense related to intangible assets for all of 2010 and each of the next five years is as follows:

(in millions)	2010	2011	2012	2013	2014	2015
Estimated amortization expense	$21.4	$19.0	$19.0	$19.0	$19.0	$18.8

6. Restructuring and Reorganization

During the first quarter of 2010 we incurred additional severance costs of $3.7 million, including $1.1 million in the National Transportation segment and $2.4 million at a corporate level as we reduced headcount in response to lower volumes.

During 2010, we also made payments under previous restructuring programs, primarily those charges incurred as a result of the headcount reductions in response to our YRC integration and lower volume levels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

We assess the accrual requirements under our restructuring efforts at the end of each reporting period. A rollforward of the restructuring accrual is set forth below:

(in millions)	Employee Separation	Contract Termination and Other Costs	Total
Balance at December 31, 2009	$6.5	$19.6	$26.1
Restructuring charges (adjustments)	3.7	(0.8)	2.9
Payments	(5.2)	(1.5)	(6.7)

Balance at March 31, 2010	$5.0	$17.3	$22.3

7. Other Assets

The primary components of other assets are as follows:

(in millions)	March 31, 2010	December 31, 2009
Equity method investments:
JHJ International Transportation Co., Ltd.	$42.2	$42.0
Shanghai Jiayu Logistics Co., Ltd.	13.4	16.1
Deferred debt costs	84.1	87.4
Other	25.4	24.7

Total	$165.1	$170.2

8. Employee Benefits

Components of Net Periodic Pension Costs

The following table sets forth the components of our company-sponsored pension costs for the three months ended March 31:

	Pension Costs
(in millions)	2010	2009
Service cost	$0.9	$0.8
Interest cost	15.0	15.3
Expected return on plan assets	(13.1)	(14.0)
Amortization of net loss	1.6	1.0

Net periodic pension cost	$4.4	$3.1
Settlement cost	—	5.0

Total periodic pension cost	$4.4	$8.1

We expect to contribute $14.0 million to our pension plans in 2010.

9. Stock-Based Compensation

On March 1, 2010, we formalized the Second Union Employee Option Plan that provides for a grant of up to 263.7 million options to purchase our common stock at an exercise price equal to $0.48 per share, of which substantially all have been granted. These options vest immediately and are exercisable upon shareholder approval. We plan to seek shareholder approval of this plan at our 2010 annual shareholder meeting. If such approval is not obtained by February 28, 2011, the options automatically terminate.

On March 1, 2010, we also formalized the Second Union Employee Stock Appreciation Right Plan that provides for a grant of up to 263.7 million cash settled stock appreciation rights (“SARs”), of which substantially all have been granted. These SARs vest immediately, are exercisable twelve months after the grant date and automatically terminate if the Second Union Employee Option Plan is approved by our shareholders.

The fair value of each SAR award is estimated using the Black-Scholes-Merton valuation model using our historical stock prices as the basis for the volatility assumption and using the U.S. Treasury rates as the basis for the assumed risk-free interest rate. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

accordance with SFAS No. 123(R), “Share-Based Payment” (now included in FASB ASC Topic 718), the fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense is adjusted based on the new fair value. The assumptions used to determine the fair value of the SAR awards at March 31, 2010 were as follows:

2010
Dividend yield	—%
Expected volatility	169.6%
Risk-free interest rate	1.04%
Expected life of SAR (years)	2
Fair value per SAR	$0.42

Based on the fair value calculation above, we recognized compensation expense of $108.0 million related to these outstanding SAR awards for three months ended March 31, 2010, which is included in ‘Equity-based compensation expense’ in our accompanying statement of consolidated operations and ‘Other current liabilities’ on our consolidated balance sheet.

10. Income Taxes

Effective Tax Rate

Our effective tax rate for the three months ended March 31, 2010 and 2009 was 2.1% and 34.1%, respectively. Significant items impacting the 2010 rate include a state tax benefit, certain permanent items and a valuation allowance based on the deferred tax asset balance projected for December 31, 2010. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset.

11. Shareholders’ Equity (Deficit)

On February 17, 2010, the Company’s stockholders at a special meeting approved the following:

•

an amendment to the Company’s Certificate of Incorporation to reduce the par value of the Company’s common stock from $1.00 to $0.01 per share; and increase the number of authorized shares of the Company’s capital stock from 125 million shares to 2.05 billion shares of which five million shares are preferred stock, par value $1.00 per share, and two billion shares are common stock, par value $0.01 per share; and

•

an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock following the effectiveness of the par value reduction and the authorized share increase described above, at a ratio that will be determined by the Company’s board of directors and that will be within a range of one-to-five to one-to-25; and reduce the number of authorized shares of the Company’s common stock by the reverse split ratio.

On February 17, 2010, the Company filed the amendment to its Certificate of Incorporation to increase its authorized common stock and change the par value of the stock. Effective with that amendment, 4,345,514 shares of the Class A preferred stock converted into 957,229,822 shares of common stock at a ratio of 220.28 shares of common stock for each share of Class A preferred stock.

The following reflects the activity in the shares of our common stock for the three months ended March 31:

(in thousands)	2010
Beginning balance	99,122
Issuance of equity awards, net	148
Conversion of preferred stock to common stock	957,230

Ending balance	1,056,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

12. Loss Per Share

Dilutive securities, consisting of preferred stock, options to purchase our common stock, or rights to receive common stock in the future, are included in our calculation of diluted weighted average common shares and, dilutive securities related to our net share settle contingent convertible notes are also included in our calculation of diluted weighted average common shares; however, due to our net loss position for the three months ended March 31, 2010 and 2009, there are no dilutive securities for these periods.

Antidilutive options and share units were 17,263,000 and 2,178,000 for the three months ended March 31, 2010 and 2009, respectively. Antidilutive convertible senior note conversion shares were 177,000 at March 31, 2009 with no corresponding amount at March 31, 2010. Antidilutive 6% convertible senior note conversion shares, including the make whole premium, were convertible into 143,455,000 common shares at March 31, 2010 with no corresponding amount at March 31, 2009.

13. Business Segments

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

The accounting policies of the segments are the same as those described in the Summary of Accounting Policies note in our Annual Report on Form 10-K for the year ended December 31, 2009. We charge management fees and other corporate services to our segments based on the direct benefits received or as a percentage of revenue. Corporate and other operating losses represent residual operating expenses of the holding company, including compensation and benefits and professional services for all periods presented. Corporate identifiable assets primarily refer to cash, cash equivalents, investments in equity method affiliates and deferred debt issuance costs. Intersegment revenue primarily relates to transportation services between our segments.

The following table summarizes our operations by business segment:

(in millions)	National Transportation	Regional Transportation	YRC Logistics	Truckload	Corporate/ Eliminations	Consolidated
As of March 31, 2010 Identifiable assets	$1,729.6	$1,058.3	$120.3	$55.7	$(44.7)	$2,919.2
As of December 31, 2009 Identifiable assets	1,807.8	1,023.0	128.4	59.6	13.3	3,032.1
Three months ended March 31, 2010
External revenue	663.1	309.0	73.4	17.7	—	1,063.2
Intersegment revenue	—	0.2	2.7	9.2	(12.1)	—
Operating loss	(185.1)	(39.6)	(7.5)	(3.1)	(1.5)	(236.8)
Three months ended March 31, 2009
External revenue	1,022.6	354.9	108.9	16.4	—	1,502.8
Intersegment revenue	—	0.3	3.2	9.6	(13.1)	—
Operating income (loss)	(299.8)	(74.1)	(3.5)	(2.2)	0.4	(379.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

14. Comprehensive Loss

Comprehensive loss for the three months ended March 31 follows:

(in millions)	2010	2009
Net loss	$(274.1)	$(273.8)
Other comprehensive loss, net of tax:
Net actuarial gains	1.0	0.6
Deferred tax rate adjustments	(1.1)	—
Changes in foreign currency translation adjustments	1.8	(0.3)

Other comprehensive income	1.7	0.3

Comprehensive loss	$(272.4)	$(273.5)

15. Commitments, Contingencies, and Uncertainties

401(k) Class Action Suit

Four class action complaints were filed in the U.S. District Court for the District of Kansas against the Company and certain of its officers and directors, alleging violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), based on similar allegations and causes of action. On November 17, 2009, Eva L. Hanna and Shelley F. Whitson, former participants in the Yellow Roadway Corporation Retirement Plan, filed a class action complaint on behalf of certain persons participating in the plan (or plans that merged with the plan) from April 6, 2009 to the present; on December 7, 2009, Daniel J. Cambra, a participant in the Yellow Roadway Corporation Retirement Savings Plan, filed a class action complaint on behalf of certain persons participating in the plan (or plans that merged with the plan) from October 25, 2007 to the present; on January 15, 2010, Patrick M. Couch, a participant in one of the merged 401(k) plans, filed a class action complaint on behalf of certain persons participating in the plan (or plans that merged with the plan) from March 23, 2006 to the present; and on April 21, 2010, Tawana Franklin, a participant in YRC Worldwide 401(k) Plan, filed a class action complaint on behalf of certain persons participating in the plan (or plans that merged with the plan) from October 25, 2007 to the present.

In general, the complaints allege that the defendants breached their fiduciary duties under ERISA by providing participants Company common stock as part of their matching contributions and by not removing the stock fund as an investment option in the plans in light of the Company’s financial condition. Although some Company matching contributions were made in Company common stock, participants were not permitted to invest their own contributions in the Company stock fund. The complaints allege that the defendants failed to prudently and loyally manage the plans and assets of the plans; imprudently invested in Company common stock; failed to monitor fiduciaries and provide them with accurate information; breached the duty to properly appoint, monitor, and inform the Benefits Administrative Committee; misrepresented and failed to disclose adverse financial information; breached the duty to avoid conflict of interest; and are subject to co-fiduciary liability. Each of the complaints seeks, among other things, an order compelling defendants to make good to the plan all losses resulting from the alleged breaches of fiduciary duty, attorneys’ fees, and other injunctive and equitable relief. Based on the four separate complaints previously filed, the Company believes the allegations are without merit and intends to vigorously contest the claims.

On March 3, 2010, the Court entered an order consolidating three of the four cases and, on April 1, 2010, the plaintiffs filed a consolidated complaint. The consolidated complaint asserts the same claims as the previously-filed complaints but names as defendants certain former officers of the Company in addition to those current officers and directors that have already been named. We anticipate that the fourth complaint (Franklin) will be consolidated with the other actions. The defendants expect to move to dismiss the consolidated complaint on or before June 1, 2010.

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

The following represents condensed consolidating financial information as of March 31, 2010 and December 31, 2009, with respect to the financial position and for the three months ended March 31, 2010 and 2009, for results of operations and cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the contingent convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

March 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$102	$8	$21	$—	$131
Intercompany advances receivable	—	(56)	56	—	—
Accounts receivable, net	9	22	490	(4)	517
Prepaid expenses and other	(26)	131	73	—	178

Total current assets	85	105	640	(4)	826
Property and equipment	—	2,534	986	—	3,520
Less – accumulated depreciation	—	(1,409)	(336)	—	(1,745)

Net property and equipment	—	1,125	650	—	1,775
Investment in subsidiaries	2,472	(4)	203	(2,671)	—
Receivable from affiliate	(194)	109	85	—	—
Intangibles and other assets	337	189	142	(350)	318

Total assets	$2,700	$1,524	$1,720	$(3,025)	$2,919

Intercompany advances payable	$118	$236	$(151)	$(203)	$—
Accounts payable	28	123	65	(1)	215
Wages, vacations and employees’ benefits	22	128	59	—	209
Other current and accrued liabilities	347	142	78	—	567
Current maturities of long-term debt	94	—	118	—	212

Total current liabilities	609	629	169	(204)	1,203
Payable to affiliate	—	—	—	—	—
Long-term debt, less current portion	949	(74)	224	(150)	949
Deferred income taxes, net	78	(32)	100	—	146
Pension and postretirement	353	—	—	—	353
Claims and other liabilities	365	6	2	—	373
Commitments and contingencies					—
Shareholders’ equity (deficit)	346	995	1,225	(2,671)	(105)

Total liabilities and shareholders’ equity (deficit)	$2,700	$1,524	$1,720	$(3,025)	$2,919

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

December 31, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$69	$9	$20	$—	$98
Intercompany advances receivable	—	(54)	54	—	—
Accounts receivable, net	10	16	490	—	516
Prepaid expenses and other	71	132	42	—	245

Total current assets	150	103	606	—	859
Property and equipment	—	2,591	997	—	3,588
Less – accumulated depreciation	—	(1,422)	(327)	—	(1,749)

Net property and equipment	—	1,169	670	—	1,839
Investment in subsidiaries	2,999	(37)	236	(3,198)	—
Receivable from affiliate	(314)	213	101	—	—
Intangibles and other assets	337	191	156	(350)	334

Total assets	$3,172	$1,639	$1,769	$(3,548)	$3,032

Intercompany advances payable	$146	$209	$(155)	$(200)	$—
Accounts payable	32	108	59	—	199
Wages, vacations and employees’ benefits	33	132	51	—	216
Other current and accrued liabilities	193	153	52	—	398
Current maturities of long-term debt	45	6	146	—	197

Total current liabilities	449	608	153	(200)	1,010
Payable to affiliate	—	(75)	225	(150)	—
Long-term debt, less current portion	891	—	45	—	936
Deferred income taxes, net	85	(36)	97	—	146
Pension and postretirement	352	—	—	—	352
Claims and other liabilities	414	5	2	—	421
Commitments and contingencies
Shareholders’ equity	981	1,137	1,247	(3,198)	167

Total liabilities and shareholders’ equity	$3,172	$1,639	$1,769	$(3,548)	$3,032

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$648	$427	$(12)	$1,063

Operating expenses:
Salaries, wages and employees’ benefits	5	511	265	—	781
Operating expenses and supplies	(4)	142	115	—	253
Purchased transportation	—	92	53	(12)	133
Depreciation and amortization	—	32	20	—	52
Other operating expenses	1	46	20	—	67
Losses on property disposals, net	—	4	5	—	9
Impairment charges	—	—	5	—	5

Total operating expenses	2	827	483	(12)	1,300

Operating loss	(2)	(179)	(56)	—	(237)

Nonoperating (income) expenses:
Interest expense	32	1	8	—	41
Other, net	38	(9)	(27)	—	2

Nonoperating (income) expenses, net	70	(8)	(19)	—	43

Loss before income taxes	(72)	(171)	(37)	—	(280)
Income tax benefit	(6)	—	—	—	(6)

Net loss	$(66)	$(171)	$(37)	$—	$(274)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

For the three months ended March 31, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,011	$505	$(13)	$1,503

Operating expenses:
Salaries, wages and employees’ benefits	11	786	370	—	1,167
Operating expenses and supplies	(11)	270	108	—	367
Purchased transportation	—	130	58	(13)	175
Depreciation and amortization	—	43	23	—	66
Other operating expenses	1	67	37	—	105
Losses on property disposals, net	—	2	—	—	2

Total operating expenses	1	1,298	596	(13)	1,882

Operating loss	(1)	(287)	(91)	—	(379)

Nonoperating (income) expenses:
Interest expense	22	1	9	—	32
Other, net	2	(17)	19	—	4

Nonoperating (income) expenses, net	24	(16)	28	—	36

Loss before income taxes	(25)	(271)	(119)	—	(415)
Income tax benefit	(141)	—	—	—	(141)

Net income (loss)	$116	$(271)	$(119)	$—	$(274)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$39	$(57)	$36	$—	$18

Investing activities:
Acquisition of property and equipment	—	(3)	(1)	—	(4)
Proceeds from disposal of property and equipment	—	8	—	—	8

Net cash provided by (used in) investing activities	—	5	(1)	—	4

Financing activities:
Asset backed securitization (payments) borrowings, net	—	—	(29)	—	(29)
Borrowing of long-term debt, net	112	(6)	(45)	—	61
Debt issuance cost	(7)	—	—	—	(7)
Equity issuance cost	(14)	—	—	—	(14)
Intercompany advances / repayments	(97)	57	40	—	—

Net cash provided by (used in) financing activities	(6)	51	(34)	—	11

Net increase (decrease) in cash and cash equivalents	33	(1)	1	—	33
Cash and cash equivalents, beginning of period	69	9	20	—	98

Cash and cash equivalents, end of period	$102	$8	$21	$—	$131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

For the three months ended March 31, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$99	$17	$(210)	$—	$(94)

Investing activities:
Acquisition of property and equipment	—	(15)	—	—	(15)
Proceeds from disposal of property and equipment	—	11	8	—	19
Restricted Cash	(18)	—	—	—	(18)

Net cash provided by (used in) investing activities	(18)	(4)	8	—	(14)

Financing activities:
Asset backed securitization (payments) borrowings, net	—	—	41	—	41
Borrowing of long-term debt, net	30	(1)	—	—	29
Debt issuance costs	(28)	—	(10)	—	(38)
Intercompany advances / repayments	(174)	(10)	184	—	—

Net cash provided by (used in) financing activities	(172)	(11)	215	—	32

Net increase (decrease) in cash and cash equivalents	(91)	2	13	—	(76)
Cash and cash equivalents, beginning of period	295	9	21	—	325

Cash and cash equivalents, end of period	$204	$11	$34	$—	$249

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

17. Guarantees of the 6% Convertible Senior Notes Due 2014

On February 11, 2010, we signed a note purchase agreement with certain investors pursuant to which such investors agreed, subject to the terms and conditions set forth therein, to purchase up to $70 million in aggregate principal amount of our new 6% convertible senior notes due 2014 (the “6% notes”). In connection with these notes, the following 100% owned subsidiaries of YRC Worldwide have issued guarantees in favor of the holders of the notes: YRC Inc., YRC Enterprise Services, Inc., YRC Logistics, Inc., YRC Logistics Global, LLC, Globe.com Lines, Inc., Roadway LLC, Roadway Next Day Corporation, YRC Regional Transportation, Inc., USF Sales Corporation, USF Holland Inc., USF Reddaway Inc., USF Glen Moore Inc., YRC Logistics Services, Inc. and IMUA Handling Corporation. Each of the guarantees is full and unconditional and joint and several.

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

The following represents condensed consolidating financial information as of March 31, 2010 and December 31, 2009, with respect to the financial position and for the three months ended March 31, 2010 and 2009, for results of operations and cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the 6% notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the 6% notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

March 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$102	$9	$20	$—	$131
Restricted cash	—	—	—	—	—
Intercompany advances receivable	—	(62)	62	—	—
Accounts receivable, net	9	41	470	(3)	517
Prepaid expenses and other	(26)	176	28	—	178

Total current assets	85	164	580	(3)	826
Property and equipment	—	3,322	198	—	3,520
Less – accumulated depreciation	—	(1,657)	(88)	—	(1,745)

Net property and equipment	—	1,665	110	—	1,775
Investment in subsidiaries	2,472	199	—	(2,671)	—
Receivable from affiliate	(194)	366	(172)	—	—
Intangibles and other assets	337	245	86	(350)	318

Total assets	$2,700	$2,639	$604	$(3,024)	$2,919

Intercompany advances payable	$118	$191	$(106)	$(203)	$—
Accounts payable	28	149	38	—	215
Wages, vacations and employees’ benefits	22	173	14	—	209
Other current and accrued liabilities	347	189	31	—	567
Current maturities of long-term debt	94	—	118	—	212

Total current liabilities	609	702	95	(203)	1,203
Payable to affiliate	—	—	—	—	—
Long-term debt, less current portion	949	(2)	152	(150)	949
Deferred income taxes, net	78	54	14	—	146
Pension and postretirement	353	—	—	—	353
Claims and other liabilities	365	8	—	—	373
Commitments and contingencies
Shareholders’ equity (deficit)	346	1,877	343	(2,671)	(105)

Total liabilities and shareholders’ equity (defecit)	$2,700	$2,639	$604	$(3,024)	$2,919

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

December 31, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$69	$10	$19	$—	$98
Intercompany advances receivable	—	(59)	59	—	—
Accounts receivable, net	10	33	473	—	516
Prepaid expenses and other	71	163	11	—	245

Total current assets	150	147	562	—	859
Property and equipment	—	3,390	198	—	3,588
Less – accumulated depreciation	—	(1,664)	(85)	—	(1,749)

Net property and equipment	—	1,726	113	—	1,839
Investment in subsidiaries	2,999	164	35	(3,198)	—
Receivable from affiliate	(314)	484	(170)	—	—
Intangibles and other assets	337	248	99	(350)	334

Total assets	$3,172	$2,769	$639	$(3,548)	$3,032

Intercompany advances payable	$146	$174	$(120)	$(200)	$—
Accounts payable	32	132	35	—	199
Wages, vacations and employees’ benefits	33	169	14	—	216
Other current and accrued liabilities	193	190	15	—	398
Current maturities of long-term debt	45	6	146	—	197

Total current liabilities	449	671	90	(200)	1,010
Payable to affiliate	—	(2)	152	(150)	—
Long-term debt, less current portion	891	45	—	—	936
Deferred income taxes, net	85	48	13	—	146
Pension and postretirement	352	—	—	—	352
Claims and other liabilities	414	7	—	—	421
Commitments and contingencies
Shareholders’ equity	981	2,000	384	(3,198)	167

Total liabilities and shareholders’ equity	$3,172	$2,769	$639	$(3,548)	$3,032

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$943	$123	$(3)	$1,063

Operating expenses:
Salaries, wages and employees’ benefits	5	716	60	—	781
Operating expenses and supplies	(4)	233	24	—	253
Purchased transportation	—	95	41	(3)	133
Depreciation and amortization	—	48	4	—	52
Other operating expenses	1	62	4	—	67
Losses on property disposals, net	—	8	1	—	9
Impairment charges	—	—	5	—	5

Total operating expenses	2	1,162	139	(3)	1,300

Operating loss	(2)	(219)	(16)	—	(237)

Nonoperating (income) expenses:
Interest expense	32	2	7	—	41
Other, net	38	(21)	(15)	—	2

Nonoperating (income) expenses, net	70	(19)	(8)	—	43

Loss before income taxes	(72)	(200)	(8)	—	(280)
Income tax benefit	(6)	—	—	—	(6)

Net loss	$(66)	$(200)	$(8)	$—	$(274)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

For the three months ended March 31, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,377	$129	$(3)	$1,503

Operating expenses:
Salaries, wages and employees’ benefits	11	1,096	60	—	1,167
Operating expenses and supplies	(11)	338	40	—	367
Purchased transportation	—	136	42	(3)	175
Depreciation and amortization	—	62	4	—	66
Other operating expenses	1	98	6	—	105
Losses on property disposals, net	—	2	—	—	2

Total operating expenses	1	1,732	152	(3)	1,882

Operating loss	(1)	(355)	(23)	—	(379)

Nonoperating (income) expenses:
Interest expense	22	4	6	—	32
Other, net	2	(27)	29	—	4

Nonoperating (income) expenses, net	24	(23)	35	—	36

Loss before income taxes	(25)	(332)	(58)	—	(415)
Income tax benefit	(141)	—	—	—	(141)

Net income (loss)	$116	$(332)	$(58)	$—	$(274)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$39	$(36)	$15	$—	$18

Investing activities:
Acquisition of property and equipment	—	(4)	—	—	(4)
Proceeds from disposal of property and equipment	—	8	—	—	8

Net cash provided by investing activities	—	4	—	—	4

Financing activities:
Asset backed securitization (payments) borrowings, net	—	—	(29)	—	(29)
Borrowing of long-term debt, net	112	(51)	—	—	61
Debt issuance cost	(7)	—	—	—	(7)
Equity issuance costs	(14)	—	—	—	(14)
Intercompany advances / repayments	(97)	82	15	—	—

Net cash provided by (used in) financing activities	(6)	31	(14)	—	11

Net increase (decrease) in cash and cash equivalents	33	(1)	1	—	33
Cash and cash equivalents, beginning of period	69	10	19	—	98

Cash and cash equivalents, end of period	$102	$9	$20	$—	$131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries—(Continued)

(Unaudited)

For the three months ended March 31, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$99	$36	$(229)	$—	$(94)

Investing activities:
Acquisition of property and equipment	—	(15)	—	—	(15)
Proceeds from disposal of property and equipment	—	19	—	—	19
Restricted Cash	(18)	—	—	—	(18)

Net cash provided by (used in) investing activities	(18)	4	—	—	(14)

Financing activities:
Asset backed securitization (payments) borrowings, net	—	—	41	—	41
Borrowing of long-term debt, net	30	(1)	—	—	29
Debt issuance cost	(28)	—	(10)	—	(38)
Intercompany advances / repayments	(174)	(38)	212	—	—

Net cash provided by (used in) financing activities	(172)	(39)	243	—	32

Net increase (decrease) in cash and cash equivalents	(91)	1	14	—	(76)
Cash and cash equivalents, beginning of period	295	13	17	—	325

Cash and cash equivalents, end of period	$204	$14	$31	$—	$249

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of YRC Worldwide Inc. (also referred to as “YRC Worldwide”, the “Company”, “we” or “our”). MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or include the words “should,” “could,” “would,” “may,” “expect,” “believe,” “estimate” or similar expressions. Our actual could differ materially from those projected in such forward-looking statements because of a number of factors, including (among others) our ability to generate sufficient cash flows and liquidity to fund operations, which raises substantial doubt about our ability to continue as a going concern, inflation, inclement weather, price and availability of fuel, sudden changes in the cost of fuel or the index upon which the company bases its fuel surcharge, competitor pricing activity, expense volatility, including (without limitation) expense volatility due to changes in rail service or pricing for rail service, ability to capture cost reductions, changes in equity and debt markets, a downturn in general or regional economic activity, effects of a terrorist attack, labor relations, including (without limitation) the impact of work rules, work stoppages, strikes or other disruptions, any obligations to multi-employer health, welfare and pension plans, wage requirements and employee satisfaction, and the risk factors that are from time to time included in the company’s reports filed with the Securities and Exchange Commission (the “SEC”), including the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

This section focuses on the highlights and significant items that impacted our operating results during the first quarter. We have presented a discussion regarding the operating results of each of our four operating segments: National Transportation, Regional Transportation, YRC Logistics and Truckload.

Consolidated Results

Our consolidated results for the three months ended March 31, 2010 and 2009 include the results of each of the operating segments discussed below and corporate charges. A more detailed discussion of the operating results of our segments is presented below.

The table below provides summary consolidated financial information for the three months ended March 31:

(in millions)	2010	2009	Percent Change
Operating revenue	$1,063.2	$1,502.8	(29.3%)
Operating loss	(236.8)	(379.2)	37.6%
Nonoperating expenses, net	43.3	35.9	20.6%
Net loss	$(274.1)	$(273.8)	0.1%

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Our consolidated operating revenue decreased 29.3% during the three months ended March 30, 2010 versus the same period in 2009 due to decreased revenue at all of our operating companies with the exception of Truckload. This decline is attributed to both declines in volume over the comparable prior year quarter including those related to customer losses, and to a lesser extent declines in yield or price. Our volume declines are primarily attributed to business diversion due to a continued weakened economy, weather and customer concerns surrounding the integration of our national networks and our financial stability. The declines in yield are a factor of excess capacity in the transportation sector resulting in increased competition for lower freight volumes.

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

Operating expenses for the 2010 quarter decreased $582.0 million or 30.9% as compared to the same period in 2009 and were comprised of a $463.1 million decrease in salaries, wages and benefits, a $113.9 million decrease in operating expenses and supplies, a $42.7 million decrease in purchased transportation, which is attributable to declining volumes and improved carrier pricing due to the depressed economy, and a $37.7 million decrease in other operating expenses. The 2010 expense reductions were offset by increased equity based compensation expense of $76.8 million related to certain 2010 awards to our union work force.

Consolidated operating loss for the three months ended March 31, 2010 includes non-cash impairment charges of $5.3 million representing a reduction in the tradename values attributed to YRC Reimer (a part of the National Transportation segment) and New Penn (a part of the Regional Transportation segment). The impairment charge is reflective of a change in revenue growth assumptions in the fair value model. There were no impairment charges during the three months ended March 31, 2009.

The decrease in salaries, wages and benefits in the first quarter of 2010 as compared to the same period in 2009 is largely due to the increased wage reduction, from 10% to 15%, taken by a majority of our union employees in August of 2009 and the suspension of pension contributions and related expense for the majority of our Union Pension Funds effective throughout the second half of 2009. Additionally, the decrease in salaries and benefits is a result of lower headcount in the current year as we reacted to lower volumes. The decrease in operating expenses and supplies is a result of lower vehicle and facility maintenance of $38.3 million or 38.2% and lower bad debt expense of $16.7 million or 84.5%, partially offset by an increase in professional services of $3.3 million or 11.2% related to additional financial advisory services. Finally, the decrease in other operating expenses is largely due to the decrease in discretionary spend for travel and employee activities.

Our consolidated operating loss during the first quarter of 2010 includes a $9.0 million net loss from the fair value adjustments for property and equipment held for and the sale of property and equipment compared to $1.6 million net loss for the same period in 2009.

Nonoperating expenses increased $7.3 million in the first quarter of 2010 compared to the same period in 2009 which consisted primarily of interest expense. This increase in interest expense is attributable to increased net deferred debt cost amortization of $6.0 million, additional interest expense related to our lease financing obligations of $7.0 million and interest expense on our deferred pension obligations of $2.3 million for the three months ended March 30, 2010. This increase is also due to the increased borrowing rate on our amended credit facility effective February 12, 2009. This resulted in additional interest of $1.6 million for the 2010 period. Included in the three months ended March 31, 2009 was interest expense of $6.5 million related to notes redeemed in December 2009.

Our effective tax rate for the three months ended March 31, 2010 and 2009 was 2.1% and 34.1%, respectively. Significant items impacting the 2010 rate include a state tax benefit, certain permanent items and a valuation allowance based on the deferred tax asset balance projected for December 31, 2010. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset.

National Transportation Results

National Transportation represented approximately 62% and 68% of our consolidated revenue in the first quarter of 2010 and 2009, respectively. The table below provides summary financial information for National Transportation for the three months ended March 31:

(in millions)	2010	2009	Percent Change
Operating revenue	$663.1	$1,022.6	(35.2%)
Operating loss	(185.1)	(299.8)	38.3%
Operating ratio (a)	127.9%	129.3%	1.4pp (b)

(a)	Represents total operating expenses divided by operating revenue.
(b)	Percentage points.

Three months ended March 31, 2010 compared to three months ended March 31, 2009

National Transportation reported operating revenue of $663.1 million in the first quarter of 2010, a decline of $359.5 million or 35.2% compared to the first quarter of 2009. The two primary components of operating revenue are volume, comprised of the number of shipments and weight per shipment, and price or yield, usually evaluated on a per hundred weight basis. The decline in operating revenue was largely driven by a 34.6% decline in total picked up tonnage per day primarily due to a decline in total shipments per day.

The decline in shipments and tonnage resulted from the diversion of freight by customers to other carriers, unseasonably severe winter weather, and a continued weakened economy. We believe that customers diverted freight as 2010 began due to uncertainty around our financial stability and the integration of our former Yellow Transportation and Roadway networks. The delays we encountered in December 2009 in completing the debt for equity exchange offers caused certain of our customers to divert their shipments due to concerns regarding the risk of completion. Once the debt exchange was finalized, our industry was hampered by severe winter weather in January and February 2010. Our volumes improved sequentially month over month during the first quarter of 2010.

Operating loss for National Transportation was $185.1 million in the first quarter of 2010 compared to operating loss of $299.8 million in the comparable prior year period. Revenue in the first quarter of 2010 was lower by $359.5 million while total costs, excluding losses on property disposals and impairment charges, decreased by $481.2 million. The cost declines consisted primarily of lower salaries, wages and benefits of $314.4 million, lower operating expenses and supplies of $98.7 million or 32.7%, lower purchased transportation costs of $34.2 million or 27.2%, and lower other operating expenses of $19.9 million or 19.5%.

The decrease in salaries, wages and benefits (excluding workers’ compensation expense) of $301.4 million during the first quarter of 2010 is a result of substantial headcount reductions and an additional 5% wage reduction for most union employees which became effective August 2009. Workers’ compensation expense (included in salaries, wages and benefits in the statement of operations) decreased $13.0 million or 29.8% which is reflective of decreased wages and in turn reduced claims. In addition to volume decreases, a further reduction in benefits expense resulted from the ratification by certain labor unions of a temporary cessation of pension contributions to certain of our multi-employer union pension funds which became effective throughout the second half of 2009. Additionally, the decrease in salaries, wages and benefits is due to a decrease of $20.2 million in severance charges compared to the same period in 2009. These reductions were partially offset by an equity based compensation expense of $83.1 million in the first quarter of 2010 compared to $21.8 million in the first quarter of 2009. The charges relate to equity based consideration awarded in the first quarter 2010 in association with union wage and benefit reductions implemented in 2009.

Operating expenses and supplies were lower due mostly to decreases in facility and fleet operating and maintenance costs due to reduced facilities, fleet downsizing, and lower volumes. The decline was also impacted by a decrease in bad debt expense of $13.3 million in the first quarter of 2010 compared to the comparable prior year period reflective of lower bankruptcies in our customer base and improvements in our revenue management processes. These decreases were offset by fuel costs that declined year over year but not at the same rate as the revenue reduction.

The decline in purchased transportation during the first quarter of 2010 versus the comparable prior year period resulted primarily from lower volumes yet did not keep pace with the volume decline as the cost of the service increased. Rail costs decreased 28.1% due to lower volume compared to the prior year period while other purchased transportation costs decreased 26.5%.

Other operating expenses decreased mostly due to lower operating taxes and licenses of 36.0% primarily due to lower fuel taxes reflective of lower miles driven, a general liability claims expense decrease of 15.8% related to lower volume, lower cargo claims expense of 37.0% million due to fewer shipments, lower depreciation of 18.6% due to reduced facilities and fleet downsizing, offset by an impairment charge of $3.3 million related to a reduction in fair value of the Reimer tradename, primarily due to a decline in future revenue assumptions.

Losses on property disposals were $4.9 million in the first quarter 2010 compared to $1.3 million in the first quarter 2009. Increased costs were the result of writing down certain revenue equipment and facilities held for sale to fair market value.

Regional Transportation Results

Regional Transportation represented approximately 29% and 23% of our consolidated revenue in the first quarter of 2010 and 2009, respectively. The table below provides summary financial information for YRC Regional Transportation for the three months ended March 31:

(in millions)	2010	2009	Percent Change
Operating revenue	$309.2	$355.2	(13.0%)
Operating loss	(39.6)	(74.1)	46.6%
Operating ratio (a)	112.8%	120.9%	8.1pp (b)

(a)	Represents total operating expenses divided by operating revenue.
(b)	Percentage points.

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Regional Transportation reported operating revenue of $309.2 million for the first quarter 2010, representing a decrease of $46.0 million, or 13.0% from the first quarter 2009. Total weight per day was down 9.1%, representing a 12.9% decline in total shipments per day and a 4.4% higher total weight per shipment compared to 2009. Shipment volumes were negatively impacted by a continued weak economy, unseasonably severe winter weather, the diversion of freight due to uncertainty around our financial stability and the closure of service centers during the first half of 2009.

Total revenue per hundred weight decreased 2.3% in the first quarter 2010 as compared to the first quarter 2009, due to the impact of continued pricing pressure on our base rates, partially offset by higher fuel surcharge revenue associated with higher diesel fuel prices.

Operating loss for Regional Transportation was $39.6 million for the first quarter 2010, an improvement of $34.5 million from the first quarter 2009, consisting of a $46.0 million decline in revenue and an $80.5 million reduction in operating expenses. Regional Transportation has reduced most operating expenses in proportion to lower tonnage and shipment volumes and has benefited from our comprehensive recovery plan, including cost reduction initiatives as described below. Material expense decreases were in salaries, wages and benefits of $60.5 million or 21.2%, operating expenses and supplies of $4.1 million or 5.2%, purchased transportation of $1.9 million or 12.4% and other operating expenses of $19.1 million or 58.1%.

Salaries, wages and benefits expense decreased 21.2% as a result of lower employee levels, an additional 5% wage reduction for most union employees which became effective August 2009, and decreased workers’ compensation expense. In addition to volume decreases, a further reduction in benefits expense resulted from the ratification by certain labor unions of a temporary cessation of pension contributions to certain of our multi-employer union pension funds which became effective throughout the second half of 2009. These reductions were partially offset by an equity based compensation expense of $24.4 million in the first quarter of 2010 compared to $6.2 million in the first quarter of 2009. The charges relate to equity based consideration provided to union employees in association with wage and benefit reductions implemented in 2009.

Operating expenses and supplies decreased 5.2% reflecting a 22.5% reduction in costs other than fuel and a 27.6% increase in fuel costs (primarily due to higher fuel prices partially offset by lower volumes). Costs were lower in the areas of equipment maintenance, facility maintenance, travel, driver expenses, tolls and uncollectible revenue as a result of lower business volumes, effective cost management and terminal closures. Purchased transportation was 12.4% lower due mostly to lower business volumes. Other operating expenses were 58.1% lower, mainly due to a much lower provision for bodily injury and property damage claims due to favorable claim development factors and actuarial adjustments, as well as reduced volume. Additionally, fuel taxes, licenses and cargo claims costs were lower primarily due to lower business volumes.

Losses on property disposals were $3.7 million in the first quarter 2010 compared to $0.2 million in the first quarter 2009. Increased costs were the result of writing down certain revenue equipment and facilities held for sale to fair market value. The first quarter 2010 operating loss included an impairment charge of $2.0 million related to a reduction in fair value of the New Penn tradename, primarily due to a decline in future revenue assumptions.

YRC Logistics Results

YRC Logistics represented approximately 7% of our consolidated revenue in the first quarter of 2010 and 2009. The table below provides summary financial information for our YRC Logistics segment for the three months ended March 31:

(in millions)	2010	2009	Percent Change
Operating revenue	$76.1	$112.1	(32.1%)
Operating loss	(7.5)	(3.5)	(114.3%)
Operating ratio (a)	109.8%	103.1%	6.7pp (b)

(a)	Represents total operating expenses divided by operating revenue.
(b)	Percentage points.

Three months ended March 31, 2010 compared to three months ended March 31, 2009

In the first quarter of 2010, YRC Logistics operating revenue decreased $36.0 million, or 32.1%, from the first quarter of 2009. In the first quarter of 2009, the Dedicated Contract Carriage business line had $18.4 million of revenue with no corresponding amount in 2010 as the business line was sold in November 2009. Additional revenue declines were experienced in the Transportation and Distribution service offerings. Decreases in revenue for distribution services were a result of significant customer losses throughout 2009 primarily due to concerns about our financial stability. Revenue declines in transportation services can be largely attributed to an amendment to a certain customer contract which resulted in a change to the revenue recognized but no change to the operating income related to this customer. Global services revenue increased, which partially offset the previously mentioned declines as shipment counts started to rebound internationally.

YRC Logistics first quarter 2010 operating loss was $7.5 million compared to an operating loss of $3.5 million in the first quarter of 2009. Included in the 2009 amount is operating income of $1.7 million related to the now sold Dedicated Contract Carriage business line. YRC Logistics experienced unfavorable claim development for both workers compensation and bodily injury claims resulting in increased expense of $0.9 million and $2.1 million, respectively, for the three months ended March 31, 2010. Expenses associated with transportation procurement in the first quarter of 2010 were $6.4 million less than the first quarter of 2009 representing a 14.2% decrease.

Truckload Results

Truckload represented approximately 2% of our consolidated revenue in the first quarter of 2010 and 2009. The table below provides summary financial information for our Truckload segment for the three months ended March 31:

(in millions)	2010	2009	Percent Change
Operating revenue	$26.9	$26.0	3.5%
Operating loss	(3.1)	(2.2)	(40.9%)
Operating ratio (a)	111.4%	108.6%	2.8pp (b)

(a)	Represents total operating expenses divided by operating revenue.
(b)	Percentage points.

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Truckload reported operating revenue of $26.9 million for the first quarter 2010, representing an increase of $0.9 million or 3.5% from the first quarter 2009. The two primary components of truckload operating revenue are volume, comprised of the miles driven, and price, usually evaluated on a revenue per mile basis. Total miles driven per day were down 0.6% in the first quarter 2010 as compared to 2009 due primarily to lower business volume related to the soft economy. Revenue per mile was up 3.3%, due primarily to higher fuel surcharge revenue associated with higher diesel fuel prices.

Operating loss for Truckload was $3.1 million for the first quarter 2010, as compared to an operating loss of $2.2 million for the first quarter 2009, consisting of a $0.9 million increase in revenue and a $1.8 million increase in operating expenses. Expense increases were primarily in the areas of fuel costs (higher diesel prices) and vehicle maintenance costs. Expense decreases were primarily related to lower salaries, wages and related benefits costs as a result of lower employee levels.

Certain Non-GAAP financial measures

In our earnings release dated May 4, 2010, we noted that “our operating results had improved sequentially throughout the quarter as reflected in our adjusted EBITDA of $(27) million in January, $(21) million in February, and $(5) million in March” and that National Transportation reported year over year adjusted EBITDA improvement and that Regional Transportation reported third straight quarter of positive adjusted EBITDA. We have included the reconciliation of consolidated adjusted EBITDA below and provided the adjusted EBITDA amounts by segment.

Adjusted EBITDA is a non-GAAP measure that reflects the company’s earnings before interest, taxes, depreciation, and amortization expense, and further adjusted for letter of credit fees and certain other items as defined in the company’s Credit Agreement. “Adjusted EBITDA” is used for internal management purposes as a financial measure that reflects the company’s core operating performance. In addition, adjusted EBITDA is used by management to measure compliance with financial covenants in the company’s Credit Agreement. However, this financial measure should not be construed as a better measurement than operating income or earnings per share, as defined by generally accepted accounting principles.

The first quarter 2010 monthly reconciliation of operating loss to adjusted EBITDA is as follows:

(in millions)	January 2010	February 2010	March 2010
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(48.8)	$(41.9)	$(146.1)
Depreciation & amortization	17.3	17.0	18.0
Equity based compensation expense	0.6	0.6	108.6
Letter of credit expense	2.8	2.7	2.9
Losses on property disposals, net	—	(0.2)	9.2
Impairment charges	—	—	5.3
Other, net	0.5	0.9	(2.5)

Adjusted EBITDA	$(27.6)	$(20.9)	$(4.6)

The reconciliation of operating loss to adjusted EBITDA for the three months ended March 31 is as follows:

(in millions)	2010	2009
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(236.8)	$(379.2)
Depreciation & amortization	52.3	66.3
Equity based compensation expense	109.8	33.0
Letter of credit expense	8.4	5.4
Losses on property disposals, net	9.0	1.6
Impairment charges	5.3	—
Other, net	(1.1)	(1.9)

Adjusted EBITDA	$(53.1)	$(274.8)

The following represents adjusted EBITDA by segment for the three months ended March 31:

(in millions)	2010	2009
Adjusted EBITDA by segment:
YRC National Transportation	$(60.3)	$(238.5)
YRC Regional Transportation	8.4	(49.9)
YRC Logistics	(5.9)	(0.9)
YRC Truckload	(0.2)	0.2
Corporate and other	4.9	14.3

Adjusted EBITDA	$(53.1)	$(274.8)

Adjusted EBITDA has the following limitations:

•	Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our outstanding debt;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•

Equity based compensation is an element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA as a secondary measure.

Financial Condition

Liquidity

The following table provides details of the outstanding components and unused available (deficit) capacity under the Credit Agreement and ABS Facility (each, as defined below) at March 31, 2010 and December 31, 2009:

(in millions)	March 31, 2010	December 31, 2009
Capacity:
Revolving loan	$950.0	$950.0
ABS Facility	400.0	400.0

Total maximum capacity	1,350.0	1,350.0

Amounts outstanding:
Revolving loan	(387.6)	(329.1)
Letters of credit (3/31/10: $451.6 revolver; $72.1 ABS Facility)	(523.7)	(538.3)
ABS Facility borrowings	(117.7)	(146.3)

Total outstanding	(1,029.0)	(1,013.7)

ABS limitations	(210.2)	(178.2)
Revolver reserve	(107.3)	(159.8)

Total restricted capacity	(317.5)	(338.0)

Unrestricted unused capacity (deficit) (3/31/10: $3.5 revolver; $ - ABS Facility)	$3.5	$(1.7)

As a part of our comprehensive recovery plan, we have executed on a number of significant initiatives during 2009 and 2010 to improve liquidity, which are described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2009. In addition, we have recently taken the following actions.

CREDIT FACILITIES

Credit Agreement Amendment

On May 3, 2010, we entered into Amendment No. 17 to the Credit Agreement (the “Credit Agreement Amendment”), which amends the Credit Agreement, dated as of August 17, 2007 (as amended, the “Credit Agreement”). The Credit Agreement continues to provide us with a $950.0 million senior revolving credit facility, including sublimits available for borrowings under certain foreign currencies and for letters of credit, and a senior term loan in an aggregate outstanding principal amount of approximately $111.5 million.

Equity Issuances

The Credit Agreement Amendment permits us to receive up to $100 million of net cash proceeds from the issuance of equity interests during the period commencing on May 3, 2010 and ending on the earlier of December 31, 2010 or the date on which we receive $100 million of net cash proceeds from such equity issuances, without having to use such net cash proceeds to make a mandatory prepayment under the Credit Agreement. The Credit Agreement Amendment requires that the net cash proceeds from such equity issuances are deposited into a new deposit account (the “New Account”). We will be able to use the funds in the New Account for general corporate purposes. While any funds are in the New Account, they will not count toward the calculation of Liquidity (as defined in the Credit Agreement), the calculation of Unrestricted Cash (as defined in the Credit Agreement) or the calculation of Excess Cash Flow (as defined in the Credit Agreement) in each case for purposes of the mandatory prepayment requirements. The funds in the New Account will count as Available Cash (as defined in the Credit Agreement). Additionally, we will not be able to request loans under the Credit Agreement until the balance in the New Account is zero. Other than the net cash proceeds from the issuance of such equity interest, no funds may be deposited into the New Account, and once funds have been withdrawn they may not be re-deposited.

Voluntary Prepayments of Certain Obligations

The Credit Agreement Amendment modifies the restriction on voluntary prepayments of any amounts owing under the Contribution Deferral Agreement (as defined below) or indebtedness, including a prohibition on the Company using the up to $100 million of net cash proceeds from the equity issuance described above to make such voluntary prepayments.

Financial Covenants

The Credit Agreement Amendment amends our minimum Available Cash covenant to require that we maintain at least $25 million of Available Cash through December 31, 2010 and at least $50 million of Available Cash from and after January 1, 2011.

The Credit Agreement Amendment resets the minimum Consolidated EBITDA (as defined in the Credit Agreement) covenant in respect of the periods ending June 30, 2010, September 30, 2010 and December 31, 2010 as follows (in millions):

Period	Minimum Consolidated EBITDA
For the fiscal quarter ending on June 30, 2010	$5
For the two consecutive fiscal quarters ending September 30, 2010	$50
For the three consecutive fiscal quarters ending December 31, 2010	$100

Asset-Backed Securitization Amendment

On May 3, 2010, we, as Performance Guarantor, and the parties to the Third Amended and Restated Receivables Purchase Agreement, dated as of April 18, 2008 (as amended, the “ABS Facility”), entered into Amendment No. 17 to the ABS Facility (the “ABS Amendment”). The ABS Amendment implements minimum consolidated EBITDA and minimum available cash requirements that are consistent with the amendment to the Credit Agreement Amendment described above.

Interest and Fee Deferrals

The Credit Agreement lenders agreed to defer the payment of revolver and term loan interest, letter of credit fees and commitment fees, subject to the deferral exceptions and termination events, for the period:

•	beginning December 31, 2009, and

•	ending on December 31, 2010, subject to an extension until December 31, 2011 if agreed to by 66 2/3 % of the lenders.

As of March 31, 2010 the amounts deferred under the above provision were $39.0 million.

Additionally, we deferred amendment fees of $31.8 million in October 2009 which are fully earned but not due and payable until the earlier of December 31, 2011 or the occurrence of a termination event.

Finally, some of the fees and interest due during the term of the ABS Facility have also been deferred. The $10.0 million fee that was due on October 30, 2009 has been deferred until the earliest to occur of the following dates or events (the “Deferred Fee Payment Date”):

•	October 26, 2010,

•	the Amortization Date (as defined in the ABS Facility), and

•	the occurrence of a Deferral Termination Event.

The portion of current letter of credit fees, program fees and administration fees in excess of the fees in place prior to February 12, 2009 were deferred also until the Deferred Fee Payment Date. As of March 31, 2010, amounts deferred under the above provisions were $15.1 million.

Contribution Deferral Agreement Amendment

On May 3, 2010, we entered into Amendment 4 to the Contribution Deferral Agreement (the “Contribution Deferral Agreement Amendment”), with the Central States, Southeast and Southwest Areas Pension Fund, certain other pension funds party thereto and Wilmington Trust Company, as agent. The Contribution Deferral Agreement Amendment amends the Contribution Deferral Agreement dated as of June 17, 2009 (as amended, supplemented or otherwise modified, the “Contribution Deferral Agreement”). Under the Contribution Deferral Agreement Amendment, the calculation of Liquidity (as defined in the Contribution Deferral Agreement) for the Liquidity cash sweep thereunder was amended to conform it to the test in the Credit Agreement (after giving effect to the Credit Agreement Amendment described above), except that the Liquidity test under the Contribution Deferral Agreement subtracts any commitment reduction or prepayment under the Credit Agreement.

At Market Issuance Sales Agreement

On May 3, 2010, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with Wm Smith & Co and McNicoll, Lewis & Vlak LLC (the “Sales Agents”), under which we may sell up to the amount available for offer and sale under the currently effective Registration Statement on Form S-3 (Registration No. 333-159355) (the “Registration Statement”) of our common stock from time to time through the Sales Agents. The Registration Statement permits the issuance, from time to time, by us of shares of the Company’s common stock, preferred stock and warrants up to an aggregate initial offering price not to exceed $200 million. The Sales Agents may sell the common stock by any method permitted by law deemed to be an ‘at the market’ offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on the NASDAQ Global Select Market, on any other existing trading market for the common stock or to or though a market maker. The Sales Agents may also sell the common stock in privately negotiated transactions, subject to our approval. The compensation to the Sales Agents for sales of common stock sold pursuant to the Sales Agreement will be an aggregate of 3.0% of the gross proceeds of the sales price of common stock sold with respect to the first $25.0 million of gross proceeds and an aggregate of 2.0% of the gross proceeds with respect to gross proceeds in excess of that amount.

The Sales Agreement will terminate on the earliest of (1) the sale of all of the common stock subject to the Sales Agreement, or (2) termination of the Sales Agreement by the Company or the Sales Agents. Either Sales Agent may terminate the Sales Agreement as to itself at any time in certain circumstances, including the occurrence of a material adverse change that, in such Sales Agent’s judgment, may impair its ability to sell the common stock, or a suspension or limitation of trading of the Company’s common stock on NASDAQ. We may terminate the Sales Agreement at any time upon five days prior notice while either Sales Agent may terminate the Sales Agreement as to itself at any time upon five days prior notice. The Sales Agreement contains customary representations, warranties and covenants.

On May 4, 2010, we filed with the SEC a prospectus supplement that contemplates the sale of up to $103 million in gross proceeds of shares of the Company’s common stock from time to time in at-the-market offerings pursuant to the Sales Agreement. Sales pursuant to the Sales Agreement will be made only upon instructions by the Company to the Sales Agents, and we cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement.

Risks and Uncertainties Regarding Future Liquidity

In light of our recent operating results, we have satisfied our short term liquidity needs through a combination of borrowings under our credit facilities, retained proceeds from asset sales and sale/leaseback financing transactions and an income tax refund from the IRS. In an effort to further manage liquidity, we have also instituted the deferral of pension plan payments and certain interest and fees. As our operating results improve, we expect that cash generated from operations will reduce our need to continue to rely upon these sources of liquidity to meet our short term funding requirements. In August 2009, the employees in most of our bargaining units who are represented by the International Brotherhood of Teamsters (the “Teamsters”) ratified a modification to our collective bargaining agreement to (among other things) implement a 15% wage reduction (which includes the 10% wage reduction previously implemented in January 2009) and a temporary cessation of the requirement for the Company’s subsidiaries to make contributions to union multi-employer pension funds. The wage reduction and the temporary pension contribution cessation have also improved our liquidity position; however, the temporary pension contribution cessation ends at the end of 2010. Based on expected levels of employment in 2011, we estimate that we will contribute approximately $25-30 million per month to multi-employer pension funds in 2011. To continue to have sufficient liquidity to meet our cash flow requirements during 2010:

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

•

we are aggressively pursuing the Company’s litigation against the trustee under the 5% Indenture. If the Company is successful in its litigation and meets the closing conditions under the Note Purchase Agreement to sell and issue additional 6% Notes, the Company can utilize the remaining $20.2 million of proceeds for general corporate purposes;

•	if appropriate, we may sell additional equity or pursue other capital market transactions, including pursuant to the Sales Agreement described above;

•	we may consider selling non-strategic assets or business lines; and

•	we expect to carefully manage receipts and disbursements, including amounts and timing, focusing on reducing days sales outstanding and managing days payables outstanding.

Additional risks regarding our liquidity in 2011 if our current deferral arrangements are not extended beyond their current expected expiration dates are described in Item 1A – Risk Factors in the quarterly report.

Forward-Looking Statements in “Liquidity”

Our beliefs regarding liquidity sufficiency are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Forward-looking statements are indicated by words such as “expected” and other similar words.

Contingent Convertible Notes

The balance sheet classification of our contingent convertible notes between short-term and long-term is dependent upon certain conversion triggers, as defined in the applicable indenture. The contingent convertible notes include a provision whereby the note holder can require immediate conversion of the notes if, among other reasons, the credit rating on the contingent convertible notes assigned by Moody’s is lower than B2 or if the credit rating assigned by S&P is lower than B. At March 31, 2010 and December 31, 2009, the conversion trigger was met, and accordingly, the contingent convertible notes have been classified as a short-term liability in the accompanying consolidated balance sheets. Based upon this particular conversion right and based upon an assumed market price of our stock of $0.50 per share, our aggregate obligation for full satisfaction of the $21.7 million par value of contingent convertible notes would require cash payments of $0.3 million. Our Credit Agreement will not allow us to pay more than $1 million in cash payments with respect to the conversion of these notes unless 66 2/3% of the lenders approve the excess payments.

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

The following table illustrates our calculation for determining free cash flow for the three months ended March 31:

(in millions)	2010	2009
Net cash provided by (used in) operating activities	$18.3	$(94.0)
Net property and equipment proceeds	3.9	3.3

Free cash flow (deficit)	$22.2	$(90.7)

Operating cash flows increased $112.3 million during the three months ended March 31, 2010 versus the same period in 2009. The increase in cash from operations was largely due to the receipt of an $82.4 million income tax refund in February 2010. Additionally, a slight increase in business volumes at the end of the first quarter of 2010 contributed to an increase in accounts receivable and accounts payable from 2009 to 2010 of $1.3 million and $15.8 million, respectively.

Net property and equipment additions were $0.6 million higher in 2010 versus 2009 and reflect our continued focus on managing overall capital expenditures during the period of reduced volumes.

Net cash provided by financing activities was $10.3 million in 2010 versus $31.7 million in 2009. During the three months ended March 31, 2010, we decreased borrowings under our ABS facility by $28.6 million in response to the lower borrowing base availability for this program due to lower overall qualifying accounts receivable. Additionally, during the three months ended March 31, 2010, we received proceeds of $49.8 million from the sale of our 6% Notes and increased borrowings in our credit facility by $58.5 million, which in turn, provided us with the funds to pay off our 8  1/2% USF notes in the amount of $45.3 million. We incurred debt issuance costs of $7.0 million in 2010 in conjunction with our 6% Notes and credit facility amendments. We also paid $14.5 million of equity issuance costs related to the December 31, 2009 bond exchange.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of March 31, 2010.

Contractual Cash Obligation

	Payments Due by Period
(in millions)	Less than 1 year (a)	2-3 years	4-5 years	After 5 years	Total
Balance sheet obligations:
ABS borrowings	$117.7	$—	$—	$—	$117.7
Long-term debt including interest (b)	72.7	580.5	52.8	—	706.0
Lease financing obligations including interest	38.5	79.8	83.3	203.7	405.3
Pension deferral obligations including interest	74.9	96.3	—	—	171.2
Workers’ compensation and other claims obligations	157.3	166.8	75.7	135.7	535.5
Off balance sheet obligations:
Operating leases	84.2	86.1	28.0	23.9	222.2
Capital expenditures	3.3	—	—	—	3.3

Total contractual obligations	$548.6	$1,009.5	$239.8	$363.3	$2,161.2

(a)	Total liabilities for uncertain tax benefits as of March 31, 2010, were $85 million and are classified on the Company’s consolidated balance sheet within “Other Current and Accrued Liabilities”.
(b)	Long-term debt maturities are reflected by contractual maturity for all obligations other than the contingent convertible senior notes. These notes are instead presented based on the earliest possible redemption date defined as the first date on which the note holders have the option to require us to purchase their notes at par. At March 31, 2010, these notes are convertible for cash payments of approximately $0.3 million based on an assumed market price of $0.50 per share for our common stock. Should the note holders elect to exercise the conversion options, cash payments of $0.3 million would be less than those presented in the table above.

During the three months ended March 31, 2010, we entered into no new operating leases for revenue equipment.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Unused line of credit	$—	$110.8	$—	$—	$110.8
Letters of credit	523.7	—	—	—	523.7
Surety bonds	149.2	10.1	—	—	159.3

Total commercial commitments	$672.9	$120.9	$—	$—	$793.8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and fuel price volatility. The risk inherent in our market risk sensitive instruments and positions is the potential loss or increased expense arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our principal executive and financial officers evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of March 31, 2010.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements.

Item 1A.	Risk Factors

We do not believe we will be able to meet our liquidity requirements if our current deferral arrangements are not extended beyond their current respective expiration dates.

As of March 31, 2010, we have deferred an aggregate of approximately $155 million of pension plan contributions under the contribution deferral agreement with multi-employer pension funds and approximately $54 million of interest and fees under our existing senior credit agreement and asset backed securitization facility. The deferred pension plan contributions were originally required to be paid to the pension funds in one payment of approximately $3.6 million in June 2009 and thirty-six equal monthly installments beginning in January 2010; however, commencing in December 2009 amortization and interest payments to the pension funds were deferred. These deferral arrangements are all temporary in nature. Deferred fees and interest under the asset backed securitization facility currently will become due no later than October 26, 2010 unless we can reach agreement to refinance the facility or to further defer the fees and interest. The deferral arrangements under the contribution deferral agreement and our senior credit agreement with respect to amortization payments, interest payments and fees, as applicable, currently will terminate at the end of 2010, unless, in the case of the contribution deferral agreement, we obtain approval of an extension from multi-employer pension funds that would receive at least 90% of the deferred payments and, in the case of the senior credit agreement, we obtain approval of an extension from 66 2/3% of the lenders. If we obtain such approval, the deferred amortization and interest under the contribution deferral agreement and the deferred interest and fees under the senior credit agreement will become due and payable no later than December 31, 2011. In addition, if the fee and interest deferrals under the senior credit agreement do not continue in 2011, the Teamsters have the right to terminate the Amended and Restated Memorandum of Understanding on the Job Security Plan dated July 9, 2009, which, among other things, would eliminate the 15% wage reduction in place since August 2009 through March 2013 for employees of bargaining units that have ratified that plan. We cannot assure you that we will be able to refinance the asset backed securitization facility or further defer amortization payments, interest payments and fees. If we are not successful in extending the respective expiration dates, we do not believe that we will have sufficient liquidity to make any of these payments and continue to operate our business in the ordinary course. In this event, we would need to engage in additional out-of-court restructuring transactions or an in-court restructuring.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity” for additional information regarding our liquidity.

Item 5.	Other Information.

We held a special meeting of stockholders on February 17, 2010. At the meeting, the following matters were voted on and approved by our stockholders.

Approval of an amendment to our Certificate of Incorporation to reduce the par value of our common stock from $1.00 to $0.01; and increase the number of authorized shares from 125,000,000 shares to 2,005,000,000 shares of which 5,000,000 shares shall be preferred stock, par value $1.00 per share, and 2,000,000,000 shares shall be common stock, par value $0.01 per share.

	For	Against	Abstain	Broker Non-Votes
Combined (common and preferred)	841,212,783	5,226,088	1,002,350	97,306,674

	For	Against	Abstain	Broker Non-Votes
Common	52,806,873	5,219,920	949,924	18,269,328

Approval of an amendment to our Certificate of Incorporation to effect a reverse stock split of our common stock following the effectiveness of the par value reduction and the authorized share increase described above, at a ratio that will be determined by our board of directors and that will be within a range of one-to-five to one-to-25; and reduce the number of authorized shares of our common stock by the reverse split ratio.

	For	Against	Abstain	Broker Non-Votes
Combined (common and preferred)	936,337,917	8,018,724	391,254	0

	For	Against	Abstain	Broker Non-Votes
Common	70,990,414	5,927,604	328,027	0

To be approved, each of the above matters required “for” votes by (1) a majority of the votes entitled to be cast by the holders of our outstanding common stock and Class A Convertible Preferred Stock voting together as a single class, and (2) the holders of a majority of our common stock outstanding and entitled to vote on the matter, voting as a separate class.

On the record date for the special meeting, January 4, 2010, we had 96,682,724 outstanding shares of common stock and 4,345,514 shares of Class A Convertible Preferred Stock (in each case, exclusive of treasury shares). Each stockholder was entitled to one vote for each share of common stock held as of the record date and 220.28 votes for each share of Class A Convertible Preferred Stock held as of the record date.

Item 6.	Exhibits

3.1	Certificate of Amendment to the Certificate of Incorporation of the Company reducing the par value of the Company’s common stock and increasing the number of authorized shares (incorporated by reference to Exhibit 3.1.4 to Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, File No. 000-12255).

4.1	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to this Quarterly Report on Form 10-Q).

4.2	Registration Rights Agreement, dated as of February 11, 2010, by and among the Company and persons defined as Purchasers and Guarantors therein (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed on February 11, 2010, File No. 000-12255).

4.3	Indenture (including form of note), dated as of February 23, 2010, by and among the Company, as issuer, the Guarantors and US Bank, National Association, as trustee, relating to the Company’s 6% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on February 24, 2010, File No. 000-12255).

10.1	Amendment No. 15 (dated as of February 10, 2010) to the Credit Agreement, dated as of August 17, 2007, among the Company; the Canadian Borrowers and UK Borrowers party thereto; the Lenders party thereto; Bank of America, N.A. and SunTrust Bank, as Syndication Agents; U.S. Bank National Association, Wachovia Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch, as Documentation Agents; JP Morgan Chase Bank, National Association, Toronto Branch, as Canadian Agent; J.P. Morgan Europe Limited, as UK Agent; and JPMorgan Chase Bank, National Association, as Administrative Agent (hereinafter referred to as the “Credit Agreement”) (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K, filed on February 11, 2010, File No. 000-12255).

10.2	Amendment No. 16 (dated as of March 11, 2010) to the Credit Agreement (incorporated by reference to Exhibit 10.1.11 to Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, File No. 000-12255).

10.3	Amendment 3 (dated February 10, 2010) to Contribution Deferral Agreement, dated as of June 17, 2009, by and between YRC Inc., USF Holland, Inc., New Penn Motor Express, Inc., USF Reddaway Inc., the Trustees for the Central States, Southeast and Southwest Areas Pension Fund and the other Funds from time to time party thereto and Wilmington Trust Company, as Agent (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K, filed on February 11, 2010, File No. 000-12255).

10.4	Ninth Amendment (effective January 15, 2010) to Real Estate Sales Contract, effective August 14, 2009, between NorthAmerican Terminals Management, Inc. and the Company (incorporated by reference to Exhibit 10.7.3 to Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, File No. 000-12255).

10.5	Note Purchase Agreement, dated February 11, 2010, by and among the Company, the investors listed on the Schedule of Buyers attached as Annex I thereto, and the subsidiaries of the Company listed on the Schedule of Guarantors attached as Annex II thereto (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed on February 11, 2010, File No. 000-12255).

10.6	Escrow Agreement, dated as of February 23, 2010, by and among the Company, the persons defined as Buyers therein, and U.S. Bank National Association, as escrow agent (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed on February 24, 2010, File No. 000-12255).

10.7	Amendment No. 6 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.28.6 to Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, File No. 000-12255).

10.8	YRC Worldwide Inc. Second Union Employee Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on March 5, 2010, File No. 000-12255).

10.9	YRC Worldwide Inc. Second Union Employee Stock Appreciation Right Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on March 5, 2010, File No. 000-12255).

10.10	Non-Competition, Non-Solicitation, Non-Disparagement and Confidentiality Agreement dated January 6, 2010 by and between the Company and Timothy A. Wicks (incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, File No. 000-12255).

31.1*	Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Sheila K. Taylor pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of William D. Zollars pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Sheila K. Taylor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC Worldwide Inc. Registrant

Date: May 10, 2010	/s/ WILLIAM D. ZOLLARS
William D. Zollars Chairman of the Board of Directors, President & Chief Executive Officer

Date: May 10, 2010	/s/ SHEILA K. TAYLOR
Sheila K. Taylor Executive Vice President & Chief Financial Officer