Form 10-Q
period 2010-06-30
YRC Worldwide Inc.
filed 2010-08-09
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2010
Common Stock, $0.01 par value per share	1,183,376,209 shares

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(Amounts in thousands except per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$144,289	$97,788
Accounts receivable, net	477,032	442,814
Prepaid expenses and other	164,305	242,640
Current assets of discontinued operations	72,175	75,578

Total current assets	857,801	858,820

Property and Equipment:
Cost	3,377,307	3,529,583
Less – accumulated depreciation	(1,696,071)	(1,708,371)

Net property and equipment	1,681,236	1,821,212

Intangibles, net	148,633	160,407
Other assets	143,550	170,176
Noncurrent assets of discontinued operations	12,063	21,459

Total assets	$2,843,283	$3,032,074

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$170,232	$154,671
Wages, vacations and employees’ benefits	206,006	213,754
Other current and accrued liabilities	467,675	392,392
Current maturities of long-term debt	245,475	197,127
Current liabilities of discontinued operations	59,496	51,884

Total current liabilities	1,148,884	1,009,828

Other Liabilities:
Long-term debt, less current portion	913,474	935,782
Deferred income taxes, net	146,258	146,576
Pension and postretirement	352,637	351,861
Claims and other liabilities	359,247	419,883
Noncurrent liabilities of discontinued operations	37	954
Commitments and contingencies

Shareholders’ Equity (Deficit):
Preferred stock, $1 par value per share	—	4,346
Common stock, $0.01 par value per share	11,223	991
Capital surplus	1,615,076	1,576,349
Accumulated deficit	(1,460,889)	(1,177,280)
Accumulated other comprehensive loss	(149,191)	(144,479)
Treasury stock, at cost (3,079 shares)	(92,737)	(92,737)

Total YRC Worldwide Inc. shareholders’ equity (deficit)	(76,518)	167,190

Non-controlling interest	(736)	—

Total shareholders’ equity (deficit)	(77,254)	167,190

Total liabilities and shareholders’ equity (deficit)	$2,843,283	$3,032,074

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the Three and Six Months Ended June 30

(Amounts in thousands except per share data)

(Unaudited)

	Three Months		Six Months
	2010	2009	2010	2009
Operating Revenue	$1,119,101	$1,226,264	$2,106,245	$2,616,939

Operating Expenses:
Salaries, wages and employees’ benefits	682,934	986,685	1,334,012	2,090,184
Equity based compensation expense (benefit)	(81,542)	(6,271)	28,329	26,754
Operating expenses and supplies	243,420	282,783	480,789	620,620
Purchased transportation	120,803	123,898	214,902	253,012
Depreciation and amortization	50,074	59,912	100,706	122,827
Other operating expenses	57,309	74,515	120,504	175,891
(Gains) losses on property disposals, net	(2,187)	(1,040)	6,612	559
Impairment charges	—	—	5,281	—

Total operating expenses	1,070,811	1,520,482	2,291,135	3,289,847

Operating Income (Loss)	48,290	(294,218)	(184,890)	(672,908)

Nonoperating (Income) Expenses:
Interest expense	41,385	38,333	82,312	70,530
Equity investment impairment	12,338	30,374	12,338	30,374
Other, net	(6,697)	1,505	(4,791)	4,483

Nonoperating expenses, net	47,026	70,212	89,859	105,387

Income (Loss) from Continuing Operations Before Income Taxes	1,264	(364,430)	(274,749)	(778,295)
Income tax provision (benefit)	224	(64,948)	(5,654)	(206,823)

Net Income (Loss) from Continuing Operations	1,040	(299,482)	(269,095)	(571,472)
Net Loss from Discontinued Operations, net of tax	(11,358)	(9,555)	(15,361)	(11,347)

Net Loss	(10,318)	(309,037)	(284,456)	(582,819)
Less: Net Loss Attributable to Non-Controlling Interest	(847)	—	(847)	—

Net Loss Attributable to YRC Worldwide Inc.	$(9,471)	$(309,037)	$(283,609)	$(582,819)

Average Common Shares Outstanding – Basic	1,078,254	59,480	801,274	59,427
Average Common Shares Outstanding – Diluted	1,079,283	59,480	801,274	59,427

Basic Earnings (Loss) Per Share
Income (Loss) from Continuing Operations	$—	$(5.04)	$(0.33)	$(9.62)
Loss from Discontinued Operations	(0.01)	(0.16)	(0.02)	(0.19)

Net Loss Per Share	$(0.01)	$(5.20)	$(0.35)	$(9.81)

Diluted Earnings (Loss) Per Share
Income (Loss) from Continuing Operations	$—	$(5.04)	$(0.33)	$(9.62)
Loss from Discontinued Operations	(0.01)	(0.16)	(0.02)	(0.19)

Net Loss Per Share	$(0.01)	$(5.20)	$(0.35)	$(9.81)

Amounts attributable to YRC Worldwide Inc. common shareholders:
Income (Loss) from Continuing Operations	$1,887	$(299,482)	$(268,248)	$(571,472)
Loss from Discontinued Operations, net of tax	(11,358)	(9,555)	(15,361)	(11,347)

Net Loss	$(9,471)	$(309,037)	$(283,609)	$(582,819)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the Six Months Ended June 30

(Amounts in thousands)

(Unaudited)

	2010	2009
Operating Activities:
Net loss	$(284,456)	$(582,819)
Noncash items included in net loss:
Depreciation and amortization	105,228	130,718
Equity based compensation expense	28,345	26,754
Settlement charges	104	5,755
Impairment charges	17,619	30,374
Losses on property disposals, net	8,310	587
Deferred income tax benefit, net	(5,784)	(199,086)
Amortization of deferred debt costs	22,689	10,493
Other noncash items, net	(4,701)	4,567
Changes in assets and liabilities, net:
Accounts receivable	(27,635)	166,976
Accounts payable	17,665	(82,270)
Other operating assets	85,860	67,695
Other operating liabilities	22,284	176,839

Net cash used in operating activities	(14,472)	(243,417)

Investing Activities:
Acquisition of property and equipment	(10,855)	(26,026)
Proceeds from disposal of property and equipment	35,781	37,533
Other	5,223	(198)

Net cash provided by investing activities	30,149	11,309

Financing Activities:
Asset backed securitization borrowings, net	1,114	58,042
Issuance of long-term debt	141,795	284,201
Repayment on long-term debt	(101,100)	(223,449)
Debt issuance costs	(9,568)	(47,526)
Equity issuance costs	(17,323)	—
Equity issuance proceeds	15,906	—

Net cash provided by financing activities	30,824	71,268

Net Increase (Decrease) In Cash and Cash Equivalents	46,501	(160,840)

Cash and Cash Equivalents, Beginning of Period	97,788	325,349

Cash and Cash Equivalents, End of Period	$144,289	$164,509

Supplemental Cash Flow Information:
Income tax refunds, net	$83,288	$33,922
Pension contribution deferral transfer to long-term debt	$4,361	$133,227

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY (DEFICIT)

YRC Worldwide Inc. and Subsidiaries

For the Six Months Ended June 30

(Amounts in thousands)

(Unaudited)

2010
Preferred Stock
Beginning balance	$4,346
Conversion of preferred shares to common shares	(4,346)

Ending balance	$—

Common Stock
Beginning balance	$991
Conversion of preferred shares to common shares	9,572
Shares issued in connection with ABS amendment	207
Issuance of equity awards	4
At the market issuances of common stock	449

Ending balance	$11,223

Capital Surplus
Beginning balance	$1,576,349
Share-based compensation	25,454
Conversion of preferred shares to common shares	(5,226)
Beneficial conversion feature of 6% notes	3,341
Issuance of equity in exchange for debt (net of transaction costs)	(2,000)
Shares issued in connection with ABS amendment	2,264
At the market issuances of common stock (net of transaction costs)	14,939
Other, net	(45)

Ending balance	$1,615,076

Accumulated Deficit
Beginning balance	$(1,177,280)
Net loss attributable to YRC Worldwide Inc.	(283,609)

Ending balance	$(1,460,889)

Accumulated Other Comprehensive Loss
Beginning balance	$(144,479)
Pension, net of tax:
Reclassification of net losses to net income	1,939
Deferred tax rate adjustments	(1,080)
Foreign currency translation adjustments	(5,571)

Ending balance	$(149,191)

Treasury Stock, At Cost
Beginning and ending balance	$(92,737)

Total YRC Worldwide Inc. Shareholders’ Equity (Deficit)	$(76,518)

Noncontrolling Interest
Beginning balance	$—
Noncontrolling interest in Jiayu	115
Net loss attributable to the noncontrolling interest	(847)
Foreign currency translation adjustments	(4)

Ending balance	$(736)

Total shareholder’s equity (deficit)	$(77,254)

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

YRC Worldwide Inc. and Subsidiaries

(Unaudited)

1. Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. These services include global, national and regional transportation as well as logistics. Our operating subsidiaries include the following:

•

YRC National Transportation (“National Transportation”) is the reporting unit for our transportation service providers focused on business opportunities in regional, national and international services. National Transportation provides for the movement of industrial, commercial and retail goods, primarily through regionalized and centralized management and customer facing organizations. This unit includes our less-than-truckload (“LTL”) subsidiary YRC Inc. (“YRC”), and YRC Reimer, a subsidiary located in Canada that specializes in shipments into, across and out of Canada. Approximately 34% of National Transportation shipments are completed in two days or less. In addition to the United States (“U.S.”) and Canada, National Transportation also serves parts of Mexico, Puerto Rico and Guam.

•

YRC Regional Transportation (“Regional Transportation”) is the reporting unit for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of New Penn Motor Express (“New Penn”), Holland and Reddaway. These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the U.S., Canada, Mexico and Puerto Rico. Approximately 94% of Regional Transportation LTL shipments are completed in two days or less.

•	YRC Truckload (“Truckload”) reflects the results of Glen Moore, a provider of truckload services throughout the U.S.

•

YRC Logistics plans and coordinates the movement of goods worldwide to provide customers a single source for logistics management solutions. In June 2010, we signed an agreement whereby the majority of YRC Logistics will be sold to a third party after the satisfaction of certain closing conditions. In addition, certain other operations ceased during the quarter ended June 30, 2010. As a result, the YRC Logistics segment has been reported as discontinued operations for all periods presented. See Note 15 “Discontinued Operations” for further discussion.

At June 30, 2010, approximately 74% of our labor force of our operating segments is subject to various collective bargaining agreements, which predominantly expire in 2013.

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

Assets Held for Sale

When we plan to dispose of property or equipment by sale, the asset is carried in the financial statements at the lower of the carrying amount or estimated fair value, less cost to sell, and is reclassified to assets held for sale. Additionally, after the reclassification, there is no further depreciation taken on the asset. For an asset to be classified as held for sale, management must approve and commit to a formal plan, the sale should be anticipated during the ensuing year and the asset must be actively marketed, be available for immediate sale, and meet certain other specified criteria. In addition to the amounts classified as assets and liabilities of discontinued operations, at June 30, 2010 and December 31, 2009, the net book value of properties and equipment held for sale was approximately $106.2 million and $112.8 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets. We recorded charges of $11.7 million and $23.2 million for the three and six months ended June 30, 2010 and $3.7 million and $7.0 million for the three and six months ended June 30, 2009, respectively, to reduce properties and equipment held for sale to estimated fair value, less cost to sell. These charges are included in “(Gains) Losses on Property Disposals, Net” in the accompanying statements of consolidated operations.

Impairment of Long-Lived Assets

If facts and circumstances indicate that the carrying amount of held-and-used identifiable amortizable intangibles and property, plant and equipment may be impaired, we perform an evaluation of recoverability in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (now included in FASB ASC Topic 360). Our evaluation compares the estimated future undiscounted cash flows associated with the asset or asset group to its carrying amount to determine if a reduction to the carrying amount is required. The carrying amount of an impaired asset would be reduced to fair value if the estimated undiscounted cash flows are insufficient to recover the carrying value of the asset group.

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

3. Liquidity

The following table provides details of the outstanding components and unused available (deficit) capacity under the Credit Agreement and ABS Facility (each, as defined below) at June 30, 2010 and December 31, 2009:

(in millions)	June 30, 2010	December 31, 2009
Capacity:
Revolving loan	$950.0	$950.0
ABS Facility	350.0	400.0

Total maximum capacity	1,300.0	1,350.0

Amounts outstanding:
Revolving loan	(358.0)	(329.1)
Letters of credit (6/30/10: $454.7 revolver; $72.2 ABS Facility)	(526.9)	(538.3)
ABS Facility borrowings	(147.4)	(146.3)

Total outstanding	(1,032.3)	(1,013.7)

ABS limitations	(129.5)	(178.2)
Revolver reserve	(128.8)	(159.8)

Total restricted capacity	(258.3)	(338.0)

Unrestricted unused capacity (deficit) (6/30/10: $8.5 revolver; $0.9 ABS Facility)	$9.4	$(1.7)

During the quarter ended June 30, 2010, we amended our credit agreements and entered into a new sales agreement for at the market issuances as discussed below.

Credit Agreement Amendments

On May 3, 2010, we entered into Amendment No. 17 and on July 28, 2010, we entered into Amendment No. 18 to our Credit Agreement, dated as of August 17, 2007 (as amended, the “Credit Agreement”). The amendments are described below.

Amendment No. 17

We have entered into an arrangement to sell up to $103 million shares of common stock (on a gross proceeds basis) in an at-the-market issuance program. See “—At Market Issuance Sales Agreement” below. Amendment No. 17 to the Credit Agreement permits us to retain the net proceeds from any such sales as described below:

Equity Issuances

Amendment No. 17 provides that we may receive up to $100 million of net cash proceeds from the issuance of equity interests during the period commencing on May 3, 2010 and ending on the earlier of December 31, 2010 or the date on which we receive $100 million of net cash proceeds from such equity issuances, without having to use such net cash proceeds to make a mandatory prepayment under the Credit Agreement. The net cash proceeds from such equity issuances are deposited into a new deposit account (the “New Account”). We will be able to use the funds in the New Account for general corporate purposes. While any funds are in the New Account, they will not count toward the calculation of Liquidity (as defined in the Credit Agreement), the calculation of Unrestricted Cash (as defined in the Credit Agreement) or the calculation of Excess Cash Flow (as defined in the Credit Agreement) in each case for purposes of the mandatory prepayment requirements. The funds in the New Account will count as Available Cash (as defined in the Credit Agreement). Additionally, we will not be able to request loans under the Credit Agreement until the balance in the New Account is zero. Other than the net cash proceeds from the issuance of such equity interest, no funds may be deposited into the New Account, and once funds have been withdrawn they may not be re-deposited. As of June 30, 2010 the balance in this New Account was $15.4 million which represents our net proceeds from our at the market issuances.

Voluntary Prepayments of Certain Obligations

Amendment No. 17 to the Credit Agreement modifies the restriction on voluntary prepayments of any amounts owing under the Contribution Deferral Agreement or indebtedness, including a prohibition on the Company using the up to $100 million of net cash proceeds from the equity issuance described above to make such voluntary prepayments.

Amendment No. 18

We have entered into an agreement to sell the majority of our logistics business for $37 million (prior to any purchase price adjustments). See “—Sale of YRC Logistics” below. Amendment No. 18 to the Credit Agreement permits us to retain the net proceeds from the sale as described below:

Sale of YRC Logistics

The Credit Agreement requires us to prepay amounts outstanding under the Credit Agreement with 100% of the net cash proceeds received from the sale of YRC Logistics. Pursuant to Amendment No. 18, these net cash proceeds will be applied as follows:

-We have entered into a Contribution Deferral Agreement (as amended, the “Contribution Deferral Agreement”) with certain of the multi-employer pension funds to which the Company contributes. If we enter into an amendment (the “CDA Amendment”) to the Contribution Deferral Agreement to approve Amendment No. 18, 100% of the net cash proceeds from the sale of YRC Logistics will be applied to outstanding unblocked revolver loans under the Credit Agreement (without a corresponding commitment reduction to the unblocked revolver) and the new revolver reserve block under the Credit Agreement will be permanently reduced by 50% of that amount. Amendment No. 18 provides that we must enter into the CDA Amendment prior to August 13, 2010 (or August 27, 2010 if we have received approval from the Supermajority Funds (as defined in the Contribution Deferral Agreement)).

—If the closing of the CDA Amendment and the sale of YRC Logistics occur after the dates described above, then the net cash proceeds will be applied in accordance with the provisions of the Credit Agreement that were applicable to the sale of YRC Logistics prior to giving effect to Amendment No. 18.

Mandatory Prepayments

Pursuant to the terms of Amendment No. 18, from July 28, 2010 through the date of the CDA Amendment, upon a Prepayment Event (as defined in the Credit Agreement) or an Excess Cash Flow Sweep (as defined in the Credit Agreement), a mandatory prepayment will be made in an amount, and in accordance with the provisions of the Credit Agreement, prior to giving effect to Amendment No. 18. Upon effectiveness of the CDA Amendment, the new revolver reserve block will automatically and permanently decrease by the amount by which the new revolver reserve block increased by virtue of any mandatory prepayments during the period above.

On and after the date of the CDA Amendment, upon a Prepayment Event (except for certain sale and leaseback transactions described below) or an Excess Cash Flow Sweep (as defined in the Credit Agreement), a mandatory prepayment will be made in an amount, and in accordance with the provisions of, the Credit Agreement prior to giving effect to Amendment No. 18, except that:

(i)	outstanding permitted interim loans will be repaid after (rather than before) new revolver reserve block loans, existing revolver reserve block (performance) loans and unblocked revolver loans (in each case (other than permitted interim loans) with a corresponding permanent commitment reduction), and

(ii)	outstanding term loans are paid ratably with the unblocked revolver.

The first $20 million of net cash proceeds received from sale and leaseback transactions received on and after the date of the CDA Amendment will be treated as follows:

—If certain cost reduction criteria established by our lenders under Amendment No. 18 are satisfied:

(i)	25% of the net cash proceeds will be applied in accordance with the provisions applicable after effectiveness of the CDA Amendment described in the paragraph above,

(ii)	75% of the net cash proceeds will be applied to outstanding unblocked revolver loans (without a corresponding commitment reduction to the unblocked revolver), and

(iii)	the new revolver reserve block will be permanently reduced by 50% of the net cash proceeds.

—If we do not satisfy the criteria, then 75% of the net cash proceeds will be treated in accordance with (i) above and 25% of the net cash proceeds will be treated in accordance with (ii) above.

Conversion of Revolving Loans and LC Limits

On the date of the CDA Amendment, Amendment No. 18 converts $150 million of outstanding revolving loans to term loans. In addition, Amendment No. 18 reduces the letter of credit sublimit to $550 million and limits foreign currency letters of credit to $25 million. As a result, on the date of the CDA Amendment, the Credit Agreement will provide the Company with an $800 million senior revolving credit facility, which is subject to further reductions, and a senior term loan in an aggregate outstanding principal amount of approximately $261.5 million.

Consolidated EBITDA

The definition of Consolidated EBITDA was amended to include a new add back for charges, expenses and losses incurred with any Permitted Disposition (as defined in the Credit Agreement) or discontinued operations.

Financial Covenants

Our minimum Available Cash covenant requires that we maintain at least $25 million of Available Cash through December 31, 2010 and at least $50 million of Available Cash from and after January 1, 2011.

Our minimum Consolidated EBITDA (as defined in the Credit Agreement) covenant in respect of the periods ending June 30, 2010, September 30, 2010 and December 31, 2010 is as follows:

Period	Minimum Consolidated EBITDA
For the fiscal quarter ending on June 30, 2010	$5 million
For the two consecutive fiscal quarters ending September 30, 2010	$50 million
For the three consecutive fiscal quarters ending December 31, 2010	$100 million

Asset-Backed Securitization Amendments

On May 3, 2010, we, as Performance Guarantor, and the parties to the Third Amended and Restated Receivables Purchase Agreement, dated as of April 18, 2008 (as amended, the “ABS Facility”), entered into Amendment No. 17 to the ABS Facility, which implemented minimum consolidated EBITDA and minimum available cash requirements that are consistent with Amendment No. 17 to the Credit Agreement described above.

On June 11, 2010, we entered into Amendment No. 18 to the ABS Facility. The amended facility (i) reduced the aggregate commitments under the ABS Facility from $400 million to $350 million; and (ii) modified certain calculations under the ABS Facility to reduce the impact of negative effects that the integration of Yellow Transportation and Roadway has had on the ability of the Seller to borrow under the ABS Facility. As a result, solely for the period beginning on June 11, 2010 and ending on July 2, 2010, we were able to borrow additional amounts of approximately $22 million under the ABS Facility.

In connection with Amendment No. 18 to the ABS Facility, we paid fees to the Co-Agents (the “Closing Fees”). The Closing Fees were paid by the Company by the issuance to the Co-Agents (or their designees) of an aggregate of 25.4 million shares of unregistered restricted common stock of the Company of which 20.7 million were issued as of June 30, 2010 and the remaining 4.7 million were issued on July 22, 2010. To value these shares issued in lieu of cash fees, we completed a fair value analysis and concluded that the value of these shares as of June 30, 2010 was $3.0 million.

Interest and Fee Deferrals

In 2009, the Credit Agreement lenders agreed to defer the payment of revolver and term loan interest, letter of credit fees and commitment fees, subject to the deferral exceptions and termination events, for the period:

•	beginning December 31, 2009, and

•	ending on December 31, 2010, subject to an extension until December 31, 2011 if agreed to by 66 2/3 % of the lenders.

As of June 30, 2010 the amounts deferred under the above provision were $59.0 million.

Additionally, we deferred amendment fees of $31.8 million in October 2009, which are fully earned but not due and payable until the earlier of December 31, 2011 or the occurrence of a termination event.

Additionally, some of the fees and interest due during the term of the ABS Facility have also been deferred. The $10.0 million fee that was due on October 30, 2009 has been deferred until the earliest to occur of the following dates or events (the “Deferred Fee Payment Date”):

•	October 26, 2010,

•	the Amortization Date (as defined in the ABS Facility), and

•	the occurrence of a deferral termination event.

The portion of current letter of credit fees, program fees and administration fees under the ABS Facility in excess of the fees in place prior to February 12, 2009 were deferred also until the Deferred Fee Payment Date. As of June 30, 2010, the amount deferred under this provision was $8.8 million.

Contribution Deferral Agreement Amendments

On May 3, 2010, we entered into Amendment No. 4 to the Contribution Deferral Agreement. Pursuant to the Contribution Deferral Agreement, we have deferred the payment of contributions to these funds. Under Amendment No. 4 the calculation of Liquidity (as defined in the Contribution Deferral Agreement) for the Liquidity Cash Sweep (as defined in the Credit Agreement) thereunder was amended to conform it to the test in the Credit Agreement (after giving effect to Amendment No. 17 to the Credit Agreement), except that the Liquidity test under the Contribution Deferral Agreement subtracts any commitment reduction or prepayment under the Credit Agreement.

We are actively seeking the additional amendments to the Contribution Deferral Agreement described in “—Credit Agreement Amendment – Sale of YRC Logistics” above.

At Market Issuance Sales Agreement

On May 3, 2010, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with Wm Smith & Co and McNicoll, Lewis & Vlak LLC (the “Sales Agents”), under which we may sell up to the amount available for offer and sale under the currently effective Registration Statement on Form S-3 (Registration No. 333-159355) (the “Registration Statement”) of our common stock from time to time through the Sales Agents. The Registration Statement permits the issuance, from time to time, by us of shares of the Company’s common stock, preferred stock and warrants up to an aggregate initial offering price not to exceed $200 million. The Sales Agents may sell the common stock by any method permitted by law deemed to be an ‘at the market’ offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on the NASDAQ Global Select Market, on any other existing trading market for the common stock or to or through a market maker. The Sales Agents may also sell the common stock in privately negotiated transactions, subject to our approval. The compensation to the Sales Agents for sales of common stock sold pursuant to the Sales Agreement will be an aggregate of 3.0% of the gross proceeds of the sales price of common stock sold with respect to the first $25.0 million of gross proceeds and an aggregate of 2.0% of the gross proceeds with respect to gross proceeds in excess of that amount.

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

On May 4, 2010, we filed with the SEC a prospectus supplement that contemplates the sale of up to $103 million in gross proceeds of shares of the Company’s common stock from time to time in at-the-market offerings pursuant to the Sales Agreement. Sales pursuant to the Sales Agreement will be made only upon instructions by the Company to the Sales Agents, and we cannot provide any assurances that we will issue any additional shares pursuant to the Sales Agreement.

During the three months ended June 30, 2010, we completed the sale of 44.9 million shares for net proceeds of $15.4 million as part of our at the market offerings.

Sale of YRC Logistics

In June 2010, we entered into an Equity Interest Purchase agreement (the “Agreement”) with CEG Holdings, Inc. (“CEG”), a subsidiary of Austin Ventures to sell YRC Logistics for an aggregate of approximately $37.0 million in cash. Approximately $2.8 million of the purchase price will be deposited into an escrow account at closing to be held for 12 and 18 months to satisfy certain indemnification claims by CEG that may arise. The Agreement is subject to various closing conditions and contains certain termination rights for both the Company and CEG, and further provides that, upon termination of the Agreement under specified circumstances, the Company may be required to pay CEG a termination fee of $1.25 million plus any costs of collection incurred by CEG.

For the six months ended June 30, 2010, net cash used in operating activities for YRC Worldwide was $14.5 million of which YRC Logistics portion was approximately $4.5 million.

Risks and Uncertainties Regarding Future Liquidity

In light of our recent operating results, we have satisfied our short term liquidity needs through a combination of borrowings under our credit facilities, retained proceeds from asset sales, sale/leaseback financing transactions, issuances of our common stock, and 6% Notes and an income tax refund from the IRS. In an effort to further manage liquidity, we have also instituted the deferral of pension plan payments and certain interest and fees. As our operating results improve, we expect that cash generated from operations will reduce our need to continue to rely upon these sources of liquidity to meet our short term funding requirements. In August 2009, the employees in most of our bargaining units who are represented by the International Brotherhood of Teamsters (the “Teamsters”) ratified a modification to our collective bargaining agreement to (among other things) implement a 15% wage reduction (which includes the 10% wage reduction previously implemented in January 2009) and a temporary cessation of the requirement for the Company’s subsidiaries to make contributions to union multi-employer pension funds. The wage reduction and the temporary pension contribution cessation have also improved our liquidity position; however, the temporary pension contribution cessation ends at the end of 2010. Based on expected levels of employment in 2011, we estimate that we will contribute approximately $25-30 million per month to multi-employer pension funds in 2011. To continue to have sufficient liquidity to meet our cash flow requirements during 2010:

•	our operating results must continue to stabilize or recover quarter-over-quarter and shipping volumes must continue to stabilize or recover quarter-over-quarter;

•	we must continue to have access to our credit facilities;

•	we must renew our ABS Facility in October 2010;

•	we must continue to defer at least through 2010 payment of:

•	interest and fees to our lenders under the Credit Agreement

•	interest and facility fees to purchasers of our accounts receivable pursuant to the ABS Facility

•	interest and principal to our pension funds pursuant to the Contribution Deferral Agreement;

•	our wage reductions and temporary cessation of pension contributions must continue;

•	we must complete the sale/leaseback and real estate sale transactions currently under contract as anticipated; and

•	we must continue to implement and realize substantial cost savings measures to match our costs with business levels and to continue to become more efficient.

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

We expect to continue to monitor our liquidity carefully, work to reduce this uncertainty and address our cash needs through a combination of one or more of the following actions:

•	we continue to, and expect to implement further cost actions and efficiency improvements;

•	we will continue to aggressively seek additional and return business from customers;

•	if appropriate, we may sell additional equity or pursue other capital market transactions, including pursuant to the Sales Agreement described above;

•	we may consider selling non-strategic assets or business lines, such as the sale of YRC Logistics; and

•	we expect to carefully manage receipts and disbursements, including amounts and timing, focusing on reducing days sales outstanding and managing days payables outstanding.

At the end of 2010, the temporary cessation of our requirement to make contributions to the multi-employer pension funds in which we participate will end absent a new agreement with the Teamsters to address this requirement. Based upon expected levels of employment in 2011, we estimate that we will be required to contribute approximately $25-30 million per month to multi-employer pension funds in 2011. Absent the consent of two-thirds in interest of the lenders under the Credit Agreement to continue the deferral of interest and fees under the Credit Agreement during 2011, the deferral will terminate at the end of 2010. In addition, for us to continue our deferral of the payment of future interest and the amortized principal to the pension funds during 2011 under the Contribution Deferral Agreement, 90% in interest of the pension funds that are a party to the Contribution Deferral Agreement must vote to continue the deferral.

Previously deferred interest and fees under the Credit Agreement of $90.8 million are not due until the end of 2011, unless a majority in interest of the lenders accelerate the payment because of a termination of the deferral under the Contribution Deferral Agreement or to the extent our cash and unblocked availability under the Credit Agreement and the ABS Facility in 2011 exceeds certain levels set forth in the Credit Agreement. Likewise, under the Contribution Deferral Agreement, previously deferred interest and amortized principal payments of $150.4 million are not due until the end of 2011, unless a majority in interest of the funds elect to accelerate the payments after termination of the deferral. The Company must also renew its ABS Facility in October 2010 and expects to address the continuation of the deferral of ABS Facility fees of $18.8 million in this renewal. In addition, if the fee and interest deferrals under the Credit Agreement do not continue in 2011, the Teamsters have the right to terminate the Amended and Restated Memorandum of Understanding on the Job Security Plan dated July 9, 2009, which, among other things, would eliminate the 15% wage reduction in place since August 2009 through March 2013 for employees of bargaining units that have ratified that plan.

We do not expect that we will have sufficient liquidity to make these payments in 2011. As a result, we are in discussions with all of our stakeholders and we are exploring the restructuring and possible recapitalization of these obligations, which may include the issuance of a significant amount of additional equity. Among other discussions with all of our stakeholders, the Company and the Teamsters are engaged in discussions regarding this requirement and the competitiveness of the Company through two joint labor/management committees that have been formed. A failure to address these obligations prior to 2011 would materially and adversely affect our liquidity and our ability to continue to operate our business in the ordinary course.

4. Debt and Financing

Total debt consisted of the following:

(in millions)	June 30, 2010	December 31, 2009
Revolving credit facility	$358.0	$329.1
Term loan	112.4	112.6
ABS borrowings, secured by accounts receivable	147.4	146.3
USF senior notes	—	45.3
Contingent convertible senior notes	21.7	21.7
6% convertible senior notes	46.7	—
Pension contribution deferral obligations	145.4	153.0
Lease financing obligations	326.3	318.9
Other	1.0	6.0

Total debt	$1,158.9	$1,132.9
Current maturities of contingent convertible senior notes	(21.7)	(27.6)
Current maturities of lease financing obligations	(2.9)	(2.7)
Current maturities of pension contribution deferral obligations	(72.5)	(20.5)
ABS borrowings	(147.4)	(146.3)
Other	(1.0)	—

Long-term debt	$913.4	$935.8

As of June 30, 2010, we were in compliance with the various debt covenants under our lending agreements.

Asset-Backed Securitization Facility

At June 30, 2010, our underlying accounts receivable supported total capacity under our ABS Facility of $220.5 million. In addition to the $147.4 million outstanding, the ABS Facility capacity was also reduced by outstanding letters of credit of $72.2 million resulting in unused capacity of $0.9 million at June 30, 2010.

6% Convertible Senior Notes Due 2014

In February 2010, we entered into a note purchase agreement with certain investors pursuant to which the investors agreed to purchase up to $70 million in aggregate principal amount of our 6% convertible senior notes due 2014 (the “6% Notes”). The 6% Notes bear interest at 6%, payable in February and August of each year. The sale of the 6% Notes was structured to occur in two closings. Pursuant to the note purchase agreement, we sold $49.8 million of the 6% Notes to the investors at the first closing in February 2010 and were obligated to sell an additional $20.2 million of 6% Notes to the investors in the second closing, assuming the closing conditions in the note purchase agreement were met. At the first closing, the investors also funded the remaining $20.2 million into an escrow account to be released at the second closing, subject to the escrow agent receiving a certificate from the investors that the closing conditions had been satisfied.

The 6% Notes are convertible, at the note holder’s option, prior to the maturity date into shares of our common stock. The 6% Notes were initially convertible at a conversion price of $0.43 per share, which is equal to a conversion rate of approximately 2,326 shares per $1,000 principal amount of 6% Notes, subject to certain adjustments. The 6% Notes provide for caps within the second anniversary of the first closing such that a holder and its affiliates is not entitled to convert its 6% Notes to the extent that the holder and its affiliates would hold greater than 4.9% of the then outstanding common stock after such conversion, unless timely waived by the holder. The 6% Notes also provide a cap through stated maturity such that any holder and its affiliates is not entitled to convert its notes to the extent that the holder and its affiliates would own greater than 9.9% of the voting power of our stock. Beginning on February 23, 2012, we may convert the 6% Notes pursuant to a mandatory conversion into shares of its common stock if the market price of our common stock meets certain thresholds.

Noteholders who convert their 6% Notes at their option or whose 6% Notes are converted in a mandatory conversion at our option will also receive a make whole premium paid in shares of our common stock. The make whole premium will be payable in additional shares of common stock and will be calculated based on the remaining interest payments on the 6% Notes that would have been received through the original scheduled maturity date of the 6% Notes.

The 6% Notes indenture provides that the maximum number of shares of our common stock that can be issued in respect of the 6% Notes upon conversion or with respect to the payment of interest or in connection with the make whole premium or otherwise shall be limited to 201,880,000 shares of common stock for $70 million in aggregate principal amount of the 6% Notes as of February 23, 2010, subject to certain adjustments. If the limit is reached, no holder is entitled to any other consideration on account of shares not issued. This limitation terminates if the holders of our common stock approve the termination of this limitation.

As part of the Company’s exchange offer in late 2009, the holders of our 5.0% Net Share Settled Contingent Convertible Senior Notes due 2023 (the “5% CoCos”) voted to amend the indenture for the 5% Notes to eliminate the right of the holders of the 5% CoCos to put their 5% CoCos to us for repayment in August 2010. The trustee of the Indenture refused to give effect to this amendment claiming that a majority of the holders was insufficient to effect the amendment. We sued to seek a court order to direct the trustee to effect the amendment. We lost our claim.

The purchase agreement for the 6% Notes provided, in effect, that if we were to win this claim with respect to the 5% CoCos, we could retain the $20.2 million in proceeds for general corporate purposes; however, if we lost this claim, we would use the proceeds to satisfy its requirements to repurchase any of the 5% CoCos that were put in August 2010. As we lost this claim, the proceeds will be used to retire any of the 5% CoCos that are put for repurchase.

On August 2, 2010, we entered into a letter agreement (the “Letter Agreement”) with the investors to facilitate the issuance of the remaining $20.2 million of 6% Notes, and on August 3, 2010, the issuance and sale of those remaining 6% Notes to the investors was completed. Pursuant to the Letter Agreement, the investors accepted our required certifications that were conditions to closing under the note purchase agreement and, in turn, provided a certificate to the escrow agent to release the $20.2 million in escrowed purchase price. Also pursuant to the Letter Agreement, we temporarily increased the conversion rate under the 6% Note indenture on the date of the second closing for a period of 20 days to 100,000 shares of our Common Stock per $1,000 in principal amount of Notes (the “Adjusted Conversion Rate”). This has the effect of reducing the conversion price to $0.01 per share. Using this Adjusted Conversion Rate, the investors converted $590,000 of principal amount of their 6% into an aggregate of 59 million shares of our common stock. The 59 million shares of common stock did not include any common stock to be issued to holders of 6% Notes in respect of interest on the 6% Notes that we are required to pay on August 16, 2010 (in respect of the August 15th interest payment date set forth in the Notes). Immediately following the 20-day period, the Conversion Rate will revert back to the initial conversion rate of approximately 2,326 shares of common stock per $1,000 in principal amount of the 6% Notes (thereby reverting back to the initial conversion price of $0.43 per share). Following the end of the 20-day period, any future conversions will continue to be subject to the 6% Note indenture limitation that provides that no more than 201,880,000 shares of common stock may be issued in respect of the 6% Notes.

The net proceeds from the second closing were deposited with the 5% CoCos trustee and will be used by the Company to fund the repurchase of up to $20.1 million of the Company’s outstanding 5.0% Net Share Settled Contingent Convertible Senior Notes due 2023 pursuant to put options exercisable as of August 9, 2010.

Assuming that the entire outstanding aggregate principal amount of $49.8 million and $69.4 million of 6% Notes had been converted at the note holders’ option as of June 30, 2010 and August 4, 2010, respectively, an aggregate of 147,091,848 and 142,880,000 shares, respectively, of our common stock would have been issued as a result of such conversion, including the make whole premium described above. As of the date of this report, 59 million shares of common stock have been issued on account of the 6% Notes and a maximum of 142,880,000 additional shares of our common stock may be issued in respect of the 6% Notes.

We have evaluated the terms of the conversion feature included in the 6% Notes under applicable accounting literature, and determined that a portion of the proceeds should be allocated to the beneficial conversion feature as it was in-the-money at the commitment date. Accordingly, we allocated $3.3 million of the proceeds from the first closing to the conversion feature and account for this as a component of equity to be amortized over the term of the 6% Notes. The resulting yield on the 6% Notes as a result of this allocation is 6.4%. We have not yet finalized the accounting as it relates to the various components of the second closing of the indenture.

5. Intangibles

We have the following amortizable intangible assets:

		June 30, 2010		December 31, 2009
(in millions)	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	11.9	$216.9	$96.7	$215.0	$87.2
Marketing related	6.5	5.1	3.4	3.6	3.2
Technology based	5.0	25.6	25.6	25.6	25.0

Intangible assets		$247.6	$125.7	$244.2	$115.4

Pre-tax changes in the carrying amount of our indefinite lived tradenames are below:

(in millions)	National Transportation	Regional Transportation	Total
Balances at December 31, 2009	$14.0	$20.7	$34.7
Impairment charges	(3.3)	(2.0)	(5.3)
Change in foreign currency exchange rates	0.2	—	0.2

Balances at June 30, 2010	$10.9	$18.7	$29.6

The above intangible amounts include $2.8 million and $3.1 million as of June 30, 2010 and December 31, 2009, respectively which relate to YRC Logistics which is included in the “Noncurrent assets of discontinued operations” caption in our accompanying consolidated balance sheet for all periods presented.

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

Estimated amortization expense related to intangible assets for all of 2010 and each of the next five years is as follows:

(in millions)	2010	2011	2012	2013	2014	2015
Estimated amortization expense	$20.9	$19.6	$19.6	$19.6	$19.6	$19.3

6. Other Assets

The primary components of other assets are as follows:

(in millions)	June 30, 2010	December 31, 2009
Equity method investments:
JHJ International Transportation Co., Ltd.	$40.9	$42.0
Shanghai Jiayu Logistics Co., Ltd.	—	16.1
Deferred debt costs	79.2	87.4
Other	23.5	24.7

Total	$143.6	$170.2

During the six months ended June 30, 2010, we received dividends in the amount of $1.9 million from our China joint venture, JHJ International Transportation Co., Ltd.

Through March 31, 2010, we have accounted for our 65% ownership in Shanghai Jiayu Logistics Co., Ltd. (“Jiayu”) as an equity method investment as the rights of the minority shareholder were considered extensive and allowed for their ability to veto many business decisions. These rights were primarily provided as a part of the General Manager role held by the minority shareholder. Effective April 1, 2010, the minority shareholder no longer has a role in the management of the operations of the business which changes the conclusions from an accounting perspective regarding the relationship of this joint venture and accordingly, requires that we consolidate Jiayu in our financial statements effective April 1, 2010. In accordance with SFAS No. 141(R) “Business Combinations”, (now included in FASB ASC Topic 805), we completed a fair value analysis of Jiayu as of April 1, 2010, the date of consolidation, and determined the fair value to be less than the carrying value of the equity method investment and as a result, we recorded a $12.3 million impairment charge during the three months ended June 30, 2010. The fair value analysis utilized a discounted cash flow model, an income approach (level three measurement as defined in SFAS No. 157, “Fair Value Measurements” now included in FASB ASC Topic 820) that includes assumptions as to future revenue, operating income, and cost of capital, among others. Additionally as part of the fair value analysis we recorded a tradename and customer list intangible asset and attributed $1.6 million and $2.0 million, respectively, to these intangibles as of April 1, 2010 and attributed lives of 5.3 years and 8.3 years, respectively. The results of Jiayu are included in the ‘Corporate and other’ segment.

7. Restructuring and Reorganization

During the first half of 2010, we incurred additional severance costs of $6.1 million, including $1.9 million in the National Transportation segment, $3.5 million at the Corporate and other segment and $0.7 million in the YRC Logistics segment as we reduced headcount in response to lower volumes. We also incurred $6.7 million of contract terminations related to lease cancellations related to certain discontinued operations described in Note 15. This is offset by $3.6 million in our National segment where we were able to use or sublease locations in excess of our previously recorded estimate.

During 2010, we also made payments under previous restructuring programs, primarily those charges incurred as a result of the headcount reductions and lease cancellations.

We assess the accrual requirements under our restructuring efforts at the end of each reporting period. A rollforward of the restructuring accrual is set forth below:

(in millions)	Employee Separation	Contract Termination and Other Costs	Total
Balance at December 31, 2009	$6.5	$19.6	$26.1
Restructuring charges, net	6.1	3.1	9.2
Payments	(8.8)	(3.8)	(12.6)

Balance at June 30, 2010	$3.8	$18.9	$22.7

8. Employee Benefits

Components of Net Periodic Pension and Other Postretirement Cost

The following table sets forth the components of our company-sponsored pension costs for the three and six months ended June 30:

	Three Months		Six Months
(in millions)	2010	2009	2010	2009
Service cost	$0.9	$0.8	$1.8	$1.6
Interest cost	15.0	15.2	30.1	30.5
Expected return on plan assets	(13.1)	(13.1)	(26.2)	(27.1)
Amortization of net loss	1.6	0.7	3.1	1.6

Net periodic pension cost	$4.4	$3.6	$8.8	$6.6
Settlement cost	0.1	0.8	0.1	5.8

Total periodic pension cost	$4.5	$4.4	$8.9	$12.4

We expect to contribute $14.1 million to our pension plans in 2010 of which $5.4 million has been paid during the six months ended June 30, 2010.

9. Stock-Based Compensation

On March 1, 2010, we formalized the Second Union Employee Option Plan that provides for a grant of up to 263.7 million options to purchase our common stock at an exercise price equal to $0.48 per share, of which substantially all have been granted. These options vest immediately and were exercisable upon shareholder approval, which was received on June 29, 2010, at our annual meeting.

On March 1, 2010, we also formalized the Second Union Employee Stock Appreciation Right Plan that provides for a grant of up to 263.7 million cash settled stock appreciation rights (“SARs”). These SARs terminated on June 29, 2010, upon approval of the Union Employee Option Plan discussed above.

The fair value of each option award was estimated on the date the grant was approved by shareholders using the Black-Scholes-Merton pricing model. Expected volatilities were estimated using historical volatility of our common stock. We used historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted was derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

We valued the award granted under the Union Employee Option Plan in 2010 using the above described model with the following weighted average assumptions:

2010
Dividend yield	—%
Expected volatility	173.2%
Risk-free interest rate	0.61%
Expected life of options (years)	2
Fair value per option	$0.09

Based on the fair value calculation above, we recognized compensation expense of $25.0 million related to these outstanding awards for six months ended June 30, 2010, which is included in ‘Equity-based compensation expense’ in our accompanying statement of consolidated operations.

In the first quarter of 2010, we recognized expense of $108.0 million representing our estimate of the fair value of SARs issued to our union employees at the date of issuance on March 1, 2010. Upon approval at the June 29, 2010 shareholder meeting, we issued stock options to our union employees and recorded an expense reduction of $83 million.

10. Income Taxes

Effective Tax Rate

Our effective tax rate for continuing operations for the three and six months ended June 30, 2010 was 17.7% and 2.1%, respectively, compared to 17.8% and 26.6% for the three and six months ended June 30, 2009, respectively. Significant items impacting the 2010 rate include certain permanent items and a valuation allowance established for the net deferred tax asset balance projected for December 31, 2010. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset.

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

As discussed in Note 3 “Liquidity”, on May 3, 2010, we entered into an At Market Issuance Sales Agreement. During the three months ended June 30, 2010, we sold 44.9 million shares for net proceeds of $15.4 million.

In connection with Amendment No. 18 to the ABS Facility, we paid fees to the Co-Agents (the “Closing Fees”). The Closing Fees were paid by the Company by the issuance to the Co-Agents (or their designees) of an aggregate of 25.4 million shares of common stock of the Company, par value $0.01 per share, of which 20.7 million were issued as of June 30, 2010 and the remaining 4.7 million were issued on July 22, 2010.

The following reflects the activity in the shares of our common stock for the six months ended June 30:

(in thousands)	2010
Beginning balance	99,122
Issuance of equity awards, net	278
Conversion of preferred stock to common stock	957,230
Shares issued for amendment closing fees	20,743
At the market issuances	44,876

Ending balance	1,122,249

12. Earnings (Loss) Per Share

Dilutive securities, consisting of options to purchase our common stock or rights to receive common stock in the future, are included in our calculation of diluted weighted average common shares and totaled 1,029,000 for the three months ended June 30, 2010. Given our net loss position for the six months ended June 30, 2010 and for the three and six months ended June 30, 2009 there were no dilutive securities for these periods.

Antidilutive options and share units were 270,508,000 and 271,537,000 for the three and six months ended June 30, 2010, respectively, and 17,510,000 for the three and six months ended June 30, 2009, respectively. Antidilutive convertible senior note conversion shares were 177,000 for the three and six months ended June 30, 2009 with no corresponding amounts for the three and six months ended June 30, 2010. Antidilutive 6% convertible senior note conversion shares, including the make whole premium, were convertible into 147,092,000 common shares on June 30, 2010 with no corresponding amount at June 30, 2009.

For the six months ended June 30, 2010, the dilutive securities included preferred stock.

13. Business Segments

We report financial and descriptive information about our reportable operating segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We evaluate performance primarily on operating income and return on committed capital.

We have the following reportable segments, which are strategic business units that offer complementary transportation services to their customers. National Transportation includes carriers that provide comprehensive regional, national and international transportation services. Regional Transportation is comprised of carriers that focus primarily on business opportunities in the regional and next-day delivery markets. Truckload consists of Glen Moore, a domestic truckload carrier. YRC Logistics was reported as a separate segment and is now classified as a discontinued operation. Effective April 1, 2010, the results of Jiayu are reflected in our consolidated results as part of the Corporate segment.

The accounting policies of the segments are the same as those described in the Summary of Accounting Policies note in our Annual Report on Form 10-K for the year ended December 31, 2009. We charge management fees and other corporate services to our segments based on the direct benefits received or as a percentage of revenue. In addition to Jiayu, corporate and other operating losses represent residual operating expenses of the holding company, including compensation and benefits and professional services for all periods presented. Corporate identifiable assets primarily refer to cash, cash equivalents, investments in equity method affiliates and deferred debt issuance costs. Intersegment revenue primarily relates to transportation services between our segments.

The following table summarizes our operations by business segment:

(in millions)	National Transportation	Regional Transportation	Truckload	Corporate/ Eliminations	Consolidated
As of June 30, 2010
Identifiable assets	$1,642.5	$1,067.6	$53.5	$(17.4)	$2,746.2

As of December 31, 2009
Identifiable assets	1,807.8	1,023.0	59.6	13.3	2,903.7

Three months ended June 30, 2010
External revenue	741.6	351.3	19.1	7.1	1,119.1
Intersegment revenue	—	0.2	9.2	(9.4)	—
Operating income (loss)	33.1	22.4	(2.0)	(5.2)	48.3
Equity investment impairment	—	—	—	12.3	12.3

Three months ended June 30, 2009
External revenue	873.7	337.9	17.5	(2.8)	1,226.3
Intersegment revenue	—	—	10.0	(10.0)	—
Operating income (loss)	(239.5)	(48.3)	(2.4)	(4.0)	(294.2)
Equity investment impairment	—	—	—	30.4	30.4

Six months ended June 30, 2010
External revenue	1,404.7	660.3	36.7	4.6	2,106.3
Intersegment revenue	—	0.3	18.4	(18.7)	—
Operating income (loss)	(152.0)	(17.3)	(5.0)	(10.6)	(184.9)
Equity investment impairment	—	—	—	12.3	12.3

Six months ended June 30, 2009
External revenue	1,896.3	692.8	33.9	(6.1)	2,616.9
Intersegment revenue	—	0.2	19.6	(19.8)	—
Operating income (loss)	(539.2)	(122.5)	(4.6)	(6.6)	(672.9)
Equity investment impairment	—	—	—	30.4	30.4

14. Comprehensive Loss

Comprehensive loss for the three and six months ended June 30 follows:

	Three Months		Six Months
(in millions)	2010	2009	2010	2009
Net loss attributable to YRC Worldwide Inc.	$(9.5)	$(309.0)	$(283.6)	$(582.8)
Other comprehensive income attributable to YRC Worldwide Inc., net of tax:
Pension:
Net actuarial gains	1.0	0.4	1.9	1.0
Deferred tax rate adjustment	—	—	(1.1)	—
Changes in foreign currency translation adjustments	(7.4)	3.8	(5.6)	3.5

Other comprehensive income (loss) attributable to YRC Worldwide Inc.	(6.4)	4.2	(4.8)	4.5

Comprehensive loss attributable to YRC Worldwide Inc.	$(15.9)	$(304.8)	$(288.4)	$(578.3)

For the three and six months ended June 30, 2010, other comprehensive loss for our minority interest was immaterial.

15. Discontinued Operations

In November 2009, we sold our dedicated contract carriage or “fleet” business to Greatwide Dedicated Transport, LLC for $34 million including certain holdback amounts of $1.8 million for indemnification and working capital adjustments to be settled by the second quarter of 2011. Fleet was a part of our YRC Logistics segment and had revenue of $73.8 million and operating income of $7.1 million for the year ended December 31, 2009. The disposition of this business line did not have a material impact on our financial statements and thus was not originally classified separately as discontinued operations. As a result of this transaction, we recorded a net loss on sale of approximately $0.2 million in the fourth quarter of 2009.

In June 2010, we entered into an Equity Interest Purchase Agreement (the “Agreement”) with CEG Holdings, Inc. (“CEG”), a subsidiary of Austin Ventures, to sell the majority of YRC Logistics for an aggregate of approximately $37.0 million in cash. Approximately $2.8 million of the purchase price will be deposited into an escrow account at closing to be held for 12 and 18 months to satisfy certain indemnification claims by CEG that may arise. The Agreement is subject to various closing conditions and contains certain termination rights for both the Company and CEG, and further provides that, upon termination of the Agreement under specified circumstances, the Company may be required to pay CEG a termination fee of $1.25 million plus any costs of collection incurred by CEG. We expect to record an immaterial gain on disposition upon closing this transaction.

CEG is not acquiring the YRC Logistics pooled distribution business line and instead this activity was shut down during the second quarter of 2010. Pooled distribution had revenue of $10.8 million and incurred an operating loss of $19.1 million for the six months ended June 30, 2010 including shut down costs, primarily lease cancellations and severance of $7.4 million. Revenue activity for pooled distribution ceased in June 2010 and the results are included in discontinued operations in the accompanying consolidated financial statements.

Historically, YRC Logistics was reported as a separate segment in our consolidated operations and was comprised of the YRC Logistics business, the Flow Through business and the Fleet business. As of June 30, 2010, as a result of the proposed sale to CEG and the closure of the pooled distribution business line, we have met the criteria requiring us to present the related financial results of YRC Logistics as discontinued operations and the related assets and liabilities as held-for-sale in the consolidated financial statements for all periods presented. Accordingly, the results of operations of our YRC Logistics segment are separately presented as discontinued operations for all periods presented. Similarly, the assets and liabilities of this segment have been reclassified for all periods presented.

Shared services and corporate overhead costs previously allocated to this segment, totaled $2.5 million and $2.8 million for the three months ended June 30, 2010 and 2009, respectively, and $6.6 million and $6.0 million for the six months ended June 30, 2010 and 2009, respectively, are included in continuing operations in our ‘Corporate and other’ segment.

The major classes of assets and liabilities included in our consolidated balance sheets are as follows:

(in millions)	June 30, 2010	December 31, 2009
Accounts receivable	$69.0	$73.0
Prepaid expenses and other current assets, net	3.2	2.6

Current assets	72.2	75.6

Property and equipment, net	8.6	18.3
Intangibles, net	2.8	3.1
Other assets, net	0.7	0.1

Noncurrent assets	12.1	21.5

Accounts payable	51.8	44.1
Wages, vacations and employees’ benefits	2.6	2.3
Other current and accrued liabilities	5.1	5.5

Current liabilities	59.5	51.9

Claims and other liabilities	—	1.0

Long term liabilities	—	1.0

Net assets	$24.8	$44.2

Approximately $7.4 million of the liabilities included in the table above represents the restructuring accruals related to the shut down of flow through.

The financial results included in discontinued operations for the three and six months ended June 30 are as follows:

	Three months		Six months
(in millions)	2010	2009	2010	2009
Revenue	$76.3	$101.8	$152.4	$213.9

Operating loss	(11.6)	(5.5)	(15.2)	(6.0)

Income (loss) from operations before income taxes provision (benefit)	(11.9)	(4.2)	(16.0)	(5.5)
Income tax provision (benefit)	(0.6)	5.3	(0.6)	5.8

Net income (loss) from discontinued operations	$(11.3)	$(9.5)	$(15.4)	$(11.3)

16. Commitments and Contingencies

401(k) Class Action Suit

Four class action complaints were filed in the U.S. District Court for the District of Kansas against the Company and certain of its officers and directors, alleging violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), based on similar allegations and causes of action. On November 17, 2009, Eva L. Hanna and Shelley F. Whitson, former participants in the Yellow Roadway Corporation Retirement Plan, filed a class action complaint on behalf of certain persons participating in the plan (or plans that merged with the plan) from April 6, 2009 to the present; on December 7, 2009, Daniel J. Cambra, a participant in the Yellow Roadway Corporation Retirement Savings Plan, filed a class action complaint on behalf of certain persons participating in the plan (or plans that merged with the plan) from October 25, 2007 to the present; on January 15, 2010, Patrick M. Couch, a participant in one of the merged 401(k) plans, filed a class action complaint on behalf of certain persons participating in the plan (or plans that merged with the plan) from March 23, 2006 to the present; and on April 21, 2010, Tawana Franklin, a participant in the YRC Worldwide 401(k) Plan, filed a class action complaint on behalf of certain persons participating in the plan (or plans that merged with the plan) from October 25, 2007 to the present.

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

On March 3, 2010, the Court entered an order consolidating three of the four cases and, on April 1, 2010, the plaintiffs filed a consolidated complaint. The consolidated complaint asserts the same claims as the previously-filed complaints but names as defendants certain former officers of the Company in addition to those current officers and directors that have already been named. The fourth case (Franklin) was consolidated with the first three cases on May 12, 2010. The defendants moved to dismiss the consolidated complaint on June 1, 2010 and the plaintiffs’ filed their memorandum in opposition on August 6, 2010. Defendants intend to submit a reply brief on or before September 15, 2010.

Put Litigation

On January 28, 2010, the Company filed a petition for declaratory judgment in the district court of Johnson County, Kansas against Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), under the indenture, dated as of December 31, 2004, relating to the Company’s 5% Net Share Settled Contingent Convertible Senior Notes due 2023 (the “5% Notes”) and the indenture, dated as of December 31, 2004, relating to the Company’s 3.375% Net Share Settled Contingent Convertible Senior Notes due 2023 (the “3.375% Notes”), seeking a declaratory judgment that each of the indentures should be amended to eliminate the option of each holder to have its 5% Notes and 3.375% Notes, as applicable, repurchased by the Company as of the dates set forth in each of the indentures, including August 9, 2010 in respect of the 5% Notes and November 26, 2012 in respect of the 3.375% Notes (the “Put Option”), as a result of the consents the Company received in connection with its debt-for-equity exchange offers that were completed on December 31, 2009. The Trustee subsequently removed the case to the United States District Court for the District of Kansas (the “Court”). Both parties submitted motions for summary judgment. On July 1, 2010, the Court ordered that each motion for summary judgment be granted in part and denied in part. With respect to the Put Option, the Court ruled in favor of the Trustee with respect to its motions for summary judgment and concluded that the Company could not eliminate the Put Option without the consent of each holder of 5% Notes and 3.375% Notes, as applicable, affected.

17. Guarantees of the Contingent Convertible Senior Notes

In August 2003, YRC Worldwide issued 5.0% contingent convertible senior notes due 2023. In November 2003, we issued 3.375% contingent convertible senior notes due 2023. In December 2004, we completed exchange offers pursuant to which holders of the contingent convertible senior notes could exchange their notes for an equal amount of net share settled contingent convertible senior notes. Substantially all notes were exchanged as part of the exchange offers. In connection with the net share settled contingent convertible senior notes, the following 100% owned subsidiaries of YRC Worldwide have issued guarantees in favor of the holders of the net share settled contingent convertible senior notes: YRC Inc., YRC Enterprise Services, Inc., YRC Logistics, Inc., YRC Logistics Global, LLC, Globe.com Lines, Inc., Roadway LLC and Roadway Next Day Corporation. Each of the guarantees is full and unconditional and joint and several. Effective August 4, 2010, Globe.com Lines, Inc. was merged with and into its parent YRC Logistics Global, LLC.

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

The following represents condensed consolidating financial information as of June 30, 2010 and December 31, 2009 with respect to the financial position and for the three and six months ended June 30, 2010 and 2009 for results of operations and for the six months ended June 30, 2010 and 2009 for the statements of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the contingent convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

June 30, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$115	$6	$23	$—	$144
Intercompany advances receivable	—	(45)	45	—	—
Accounts receivable, net	9	(15)	484	(1)	477
Prepaid expenses and other	(26)	123	68	—	165
Current assets of discontinued operations	—	44	28	—	72

Total current assets	98	113	648	(1)	858
Property and equipment	—	2,421	954	2	3,377
Less – accumulated depreciation	—	(1,365)	(331)	—	(1,696)

Net property and equipment	—	1,056	623	2	1,681
Investment in subsidiaries	2,214	(115)	233	(2,332)	—
Receivable from affiliate	(334)	210	124	—	—
Intangibles and other assets	331	191	123	(353)	292
Noncurrent assets of discontinued operations	—	4	8	—	12

Total assets	$2,309	$1,459	$1,759	$(2,684)	$2,843

Intercompany advances payable	$147	$235	$(182)	$(200)	$—
Accounts payable	31	88	52	(1)	170
Wages, vacations and employees’ benefits	18	126	62	—	206
Other current and accrued liabilities	263	131	74	—	468
Current maturities of long-term debt	97	—	149	—	246
Current liabilities of discontinued operations	—	27	32	—	59

Total current liabilities	556	607	187	(201)	1,149
Payable to affiliate	—	—	—	—	—
Long-term debt, less current portion	904	(65)	224	(150)	913
Deferred income taxes, net	79	(32)	99	—	146
Pension and postretirement	353	—	—	—	353
Claims and other liabilities	352	6	1	—	359
Noncurrent liabilities of discontinued operations	—	—	—	—	—
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	65	943	1,249	(2,333)	(76)
Non-controlling interest	—	—	(1)	—	(1)

Total shareholders’ equity (deficit)	65	943	1,248	(2,333)	(77)

Total liabilities and shareholders’ equity (deficit)	$2,309	$1,459	$1,759	$(2,684)	$2,843

December 31, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$69	$9	$20	$—	$98
Intercompany advances receivable	—	(54)	54	—	—
Accounts receivable, net	10	(21)	455	(1)	443
Prepaid expenses and other	71	130	41	—	242
Current assets of discontinued operations	—	38	38	—	76

Total current assets	150	102	608	(1)	859
Property and equipment	—	2,565	964	—	3,529
Less – accumulated depreciation	—	(1,402)	(306)	—	(1,708)

Net property and equipment	—	1,163	658	—	1,821
Investment in subsidiaries	2,999	(38)	237	(3,198)	—
Receivable from affiliate	(314)	213	101	—	—
Intangibles and other assets	337	192	152	(350)	331
Noncurrent assets of discontinued operations	—	6	15	—	21

Total assets	$3,172	$1,638	$1,771	$(3,549)	$3,032

Intercompany advances payable	$146	$212	$(158)	$(200)	$—
Accounts payable	32	83	41	(1)	155
Wages, vacations and employees’ benefits	33	131	50	—	214
Other current and accrued liabilities	194	151	47	—	392
Current maturities of long-term debt	45	6	146	—	197
Current liabilities of discontinued operations	—	24	28	—	52

Total current liabilities	450	607	154	(201)	1,010
Payable to affiliate	—	—	—	—	—
Long-term debt, less current portion	891	(75)	270	(150)	936
Deferred income taxes, net	85	(36)	98	—	147
Pension and postretirement	352	—	—	—	352
Claims and other liabilities	414	5	1	—	420
Noncurrent liabilities of discontinued operations	—	—	1	—	1
Commitments and contingencies
Shareholders’ equity	980	1,137	1,247	(3,198)	166

Total liabilities and shareholders’ equity	$3,172	$1,638	$1,771	$(3,549)	$3,032

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$702	$428	$(11)	$1,119

Operating expenses:
Salaries, wages and employees’ benefits	3	366	232	—	601
Operating expenses and supplies	(4)	148	100	—	244
Purchased transportation	—	99	33	(11)	121
Depreciation and amortization	—	31	19	—	50
Other operating expenses	1	35	21	—	57
(Gains) losses on property disposals, net	—	(3)	1	—	(2)
Impairment charges	—	—	—	—	—

Total operating expenses	—	676	406	(11)	1,071

Operating income (loss)	—	26	22	—	48

Nonoperating (income) expenses:
Interest expense	32	—	9	—	41
Equity investment impairment	—	—	12	—	12
Other, net	43	(18)	(31)	—	(6)

Nonoperating (income) expenses, net	75	(18)	(10)	—	47

Income (loss) from continuing operations before income taxes	(75)	44	32	—	1
Income tax provision (benefit)	1	(1)	—	—	—

Net income (loss) from continuing operations	(76)	45	32	—	1
Net income (loss) from discontinued operations, net of tax	—	2	(14)	—	(12)

Net income (loss)	(76)	47	18	—	(11)
Less: Net loss attributable to non-controlling interest	—	—	(1)	—	(1)

Net income (loss) attributable to YRC Worldwide Inc.	$(76)	$47	$19	$—	$(10)

For the three months ended June 30, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$828	$411	$(13)	$1,226

Operating expenses:
Salaries, wages and employees’ benefits	8	651	321	—	980
Operating expenses and supplies	(8)	213	78	(1)	282
Purchased transportation	—	109	28	(13)	124
Depreciation and amortization	—	41	19	—	60
Other operating expenses	—	53	22	—	75
(Gains) losses on property disposals, net	—	(2)	1	—	(1)
Impairment charges	—	—	—	—	—

Total operating expenses	—	1,065	469	(14)	1,520

Operating income (loss)	—	(237)	(58)	1	(294)

Nonoperating (income) expenses:
Interest expense	26	1	11	—	38
Equity investment impairment	—	—	30	—	30
Other, net	16	10	(25)	1	2

Nonoperating (income) expenses, net	42	11	16	1	70

Income (loss) from continuing operations before income taxes	(42)	(248)	(74)	—	(364)
Income tax provision (benefit)	(60)	(8)	3	—	(65)

Net income (loss) from continuing operations	18	(240)	(77)	—	(299)
Net loss from discontinued operations, net of tax	—	(6)	(4)	—	(10)

Net income (loss)	$18	$(246)	$(81)	$—	$(309)

For the six months ended June 30, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,329	$800	$(23)	$2,106

Operating expenses:
Salaries, wages and employees’ benefits	8	872	482	—	1,362
Operating expenses and supplies	(8)	286	203	—	481
Purchased transportation	—	182	56	(23)	215
Depreciation and amortization	—	62	39	—	101
Other operating expenses	2	81	37	—	120
(Gains) losses on property disposals, net	—	1	6	—	7
Impairment charges	—	—	5	—	5

Total operating expenses	2	1,484	828	(23)	2,291

Operating income (loss)	(2)	(155)	(28)	—	(185)

Nonoperating (income) expenses:
Interest expense	64	1	17	—	82
Equity investment impairment	—	—	12	—	12
Other, net	81	(27)	(58)	—	(4)

Nonoperating (income) expenses, net	145	(26)	(29)	—	90

Income (loss) from continuing operations before income taxes	(147)	(129)	1	—	(275)
Income tax provision (benefit)	(5)	(1)	—	—	(6)

Net income (loss) from continuing operations	(142)	(128)	1	—	(269)
Net income (loss) from discontinued operations, net of tax	—	4	(20)	—	(16)

Net loss	(142)	(124)	(19)	—	(285)
Less: Net loss attributable to non-controlling interest	—	—	(1)	—	(1)

Net income (loss) attributable to YRC Worldwide Inc.	$(142)	$(124)	$(18)	$—	$(284)

For the six months ended June 30, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,807	$836	$(26)	$2,617

Operating expenses:
Salaries, wages and employees’ benefits	19	1,427	671	—	2,117
Operating expenses and supplies	(19)	482	158	(1)	620
Purchased transportation	—	221	58	(26)	253
Depreciation and amortization	—	83	40	—	123
Other operating expenses	1	119	56	—	176
Losses on property disposals, net	—	—	1	—	1
Impairment charges	—	—	—	—	—

Total operating expenses	1	2,332	984	(27)	3,290

Operating income (loss)	(1)	(525)	(148)	1	(673)

Nonoperating (income) expenses:
Interest expense	48	2	20	—	70
Equity investment impairment	—	—	30	—	30
Other, net	18	(8)	(6)	1	5

Nonoperating (income) expenses, net	66	(6)	44	1	105

Loss from continuing operations before income taxes	(67)	(519)	(192)	—	(778)
Income tax provision (benefit)	(202)	(8)	3	—	(207)

Net income (loss) from continuing operations	135	(511)	(195)	—	(571)
Net loss from discontinued operations, net of tax	—	(5)	(6)	—	(11)

Net income (loss)	$135	$(516)	$(201)	$—	$(582)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(16)	$(66)	$67	$—	$(15)

Investing activities:
Acquisition of property and equipment	—	(5)	(6)	—	(11)
Proceeds from disposal of property and equipment	—	32	4	—	36
Other	2	—	3	—	5

Net cash provided by investing activities	2	27	1	—	30

Financing activities:
Asset backed securitization borrowings, net	—	—	1	—	1
Borrowing of long-term debt, net	92	(6)	(45)	—	41
Debt issuance costs	(9)	—	(1)	—	(10)
Equity issuance costs	(17)	—	—	—	(17)
Equity issuance proceeds	16	—	—	—	16
Intercompany advances / repayments	(22)	42	(20)	—	—

Net cash provided by (used in) financing activities	60	36	(65)	—	31

Net increase (decrease) in cash and cash equivalents	46	(3)	3	—	46
Cash and cash equivalents, beginning of period	69	9	20	—	98

Cash and cash equivalents, end of period	$115	$6	$23	$—	$144

For the six months ended June 30, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$94	$(139)	$(197)	$—	$(242)

Investing activities:
Acquisition of property and equipment	—	(22)	(4)	—	(26)
Proceeds from disposal of property and equipment	—	36	1	—	37
Other	—	—	—	—	—

Net cash provided by (used in) investing activities	—	14	(3)	—	11

Financing activities:
Asset backed securitization borrowings, net	—	—	58	—	58
Borrowing of long-term debt, net	62	(1)	—	—	61
Debt issuance costs	(37)	—	(11)	—	(48)
Intercompany advances / repayments	(293)	128	165	—	—

Net cash provided by (used in) financing activities	(268)	127	212	—	71

Net increase (decrease) in cash and cash equivalents	(174)	2	12	—	(160)
Cash and cash equivalents, beginning of period	295	9	21	—	325

Cash and cash equivalents, end of period	$121	$11	$33	$—	$165

18. Guarantees of the 6% Convertible Senior Notes Due 2014

On February 23, 2010, and August 3, 2010, we issued $70 million in aggregate principal amount of our new 6% convertible senior notes due 2014 (the “6% notes”). In connection with the 6% notes, the following 100% owned subsidiaries of YRC Worldwide have issued guarantees in favor of the holders of the notes: YRC Inc., YRC Enterprise Services, Inc., YRC Logistics, Inc., YRC Logistics Global, LLC, Globe.com Lines, Inc., Roadway LLC, Roadway Next Day Corporation, YRC Regional Transportation, Inc., USF Sales Corporation, USF Holland Inc., USF Reddaway Inc., USF Glen Moore Inc., YRC Logistics Services, Inc. and IMUA Handling Corporation. Each of the guarantees is full and unconditional and joint and several. Effective August 4, 2010, Globe.com Lines, Inc. was merged with and into its parent YRC Logistics Global, LLC.

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

The following represents condensed consolidating financial information as of June 30, 2010 and December 31, 2009, with respect to the financial position and for the three and six months ended June 30, 2010 and 2009, for results of operations and for the six months ended June 30, 2010 and 2009 for the statement of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the 6% notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the 6% notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

June 30, 2010 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$115	$8	$21	$—	$144
Intercompany advances receivable, net	—	(52)	52	—	—
Accounts receivable, net	9	(5)	473	—	477
Prepaid expenses and other	(26)	163	28	—	165
Current assets of discontinued operations	—	49	23	—	72

Total current assets	98	163	597	—	858
Property and equipment	—	3,185	192	—	3,377
Less – accumulated depreciation	—	(1,609)	(87)	—	(1,696)

Net property and equipment	—	1,576	105	—	1,681
Investment in subsidiaries	2,214	118	—	(2,332)	—
Receivable from affiliate	(334)	499	(165)	—	—
Intangibles and other assets	331	239	72	(350)	292
Noncurrent assets of discontinued operations	—	10	2	—	12

Total assets	$2,309	$2,605	$611	$(2,682)	$2,843

Intercompany advances payable	$147	$182	$(129)	$(200)	$—
Accounts payable	31	109	30	—	170
Wages, vacations and employees’ benefits	18	172	16	—	206
Other current and accrued liabilities	263	175	30	—	468
Current maturities of long-term debt	97	—	149	—	246
Current liabilities of discontinued operations	—	40	19	—	59

Total current liabilities	556	678	115	(200)	1,149
Payable to affiliate	—	—	—	—	—
Long-term debt, less current portion	904	7	152	(150)	913
Deferred income taxes, net	79	53	14	—	146
Pension and postretirement	353	—	—	—	353
Claims and other liabilities	352	7	—	—	359
Noncurrent liabilities of discontinued operations	—	—	—	—	—
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	65	1,860	331	(2,332)	(76)
Non-controlling interest	—	—	(1)	—	(1)

Total shareholders’ equity (deficit)	65	1,860	330	(2,332)	(77)

Total liabilities and shareholders’ equity (deficit)	$2,309	$2,605	$611	$(2,682)	$2,843

December 31, 2009 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$69	$10	$19	$—	$98
Intercompany advances receivable, net	—	(59)	59	—	—
Accounts receivable, net	10	(18)	451	—	443
Prepaid expenses and other	71	162	9	—	242
Current assets of discontinued operations	—	51	25	—	76

Total current assets	150	146	563	—	859
Property and equipment	—	3,338	191	—	3,529
Less – accumulated depreciation	—	(1,628)	(80)	—	(1,708)

Net property and equipment	—	1,710	111	—	1,821
Investment in subsidiaries	2,999	164	35	(3,198)	—
Receivable from affiliate	(313)	486	(173)	—	—
Intangibles and other assets	337	245	99	(350)	331
Noncurrent assets of discontinued operations	—	19	2	—	21

Total assets	$3,173	$2,770	$637	$(3,548)	$3,032

Intercompany advances payable	$146	$178	$(124)	$(200)	$—
Accounts payable	32	99	24	—	155
Wages, vacations and employees’ benefits	34	167	13	—	214
Other current and accrued liabilities	194	186	12	—	392
Current maturities of long-term debt	45	6	146	—	197
Current liabilities of discontinued operations	—	35	17	—	52

Total current liabilities	451	671	88	(200)	1,010
Payable to affiliate	—	—	—	—	—
Long-term debt, less current portion	891	43	152	(150)	936
Deferred income taxes, net	85	49	13	—	147
Pension and postretirement	352	—	—	—	352
Claims and other liabilities	414	6	—	—	420
Noncurrent liabilities of discontinued operations	—	1	—	—	1
Commitments and contingencies
Total shareholders’ equity (deficit)	980	2,000	384	(3,198)	166

Total liabilities and shareholders’ equity (deficit)	$3,173	$2,770	$637	$(3,548)	$3,032

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2010 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,016	$104	$(1)	$1,119

Operating expenses:
Salaries, wages and employees’ benefits	3	548	50	—	601
Operating expenses and supplies	(4)	228	20	—	244
Purchased transportation	—	102	20	(1)	121
Depreciation and amortization	—	46	4	—	50
Other operating expenses	1	53	3	—	57
Gains on property disposals, net	—	(2)	—	—	(2)

Total operating expenses	—	975	97	(1)	1,071

Operating income (loss)	—	41	7	—	48

Nonoperating (income) expenses:
Interest expense	33	—	8	—	41
Equity investment impairment	—	—	12	—	12
Other, net	43	(30)	(19)	—	(6)

Nonoperating (income) expenses, net	76	(30)	1	—	47

Income (loss) from continuing operations before income taxes	(76)	71	6	—	1
Income tax provision (benefit)	1	(1)	—	—	—

Net income (loss) from continuing operations	(77)	72	6	—	1
Net loss from discontinued operations, net of tax	—	(12)	—	—	(12)

Net income (loss)	(77)	60	6	—	(11)
Less: Net loss attributable to non-controlling interest	—	—	(1)	—	(1)

Net income (loss) attributable to YRC Worldwide Inc.	$(77)	$60	$7	$—	$(10)

For the three months ended June 30, 2009 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,122	$107	$(3)	$1,226

Operating expenses:
Salaries, wages and employees’ benefits	8	914	58	—	980
Operating expenses and supplies	(8)	260	30	—	282
Purchased transportation	—	112	15	(3)	124
Depreciation and amortization	—	55	5	—	60
Other operating expenses	—	71	4	—	75
Gains on property disposals, net	—	(1)	—	—	(1)
Reorganization and settlements	—	—	—	—	—

Total operating expenses	—	1,411	112	(3)	1,520

Operating income (loss)	—	(289)	(5)	—	(294)

Nonoperating (income) expenses:
Interest expense	26	4	8	—	38
Equity investment impairment	—	—	30	—	30
Other, net	16	(1)	(13)	—	2

Nonoperating (income) expenses, net	42	3	25	—	70

Income (loss) from continuing operations before income taxes	(42)	(292)	(30)	—	(364)
Income tax provision (benefit)	(60)	(8)	3	—	(65)

Net income (loss) from continuing operations	18	(284)	(33)	—	(299)
Net loss from discontinued operations, net of tax	—	(10)	—		(10)

Net income (loss)	$18	$(294)	$(33)	$—	$(309)

For the six months ended June 30, 2010 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,920	$190	$(4)	$2,106

Operating expenses:
Salaries, wages and employees’ benefits	8	1,249	105	—	1,362
Operating expenses and supplies	(8)	449	40	—	481
Purchased transportation	—	186	33	(4)	215
Depreciation and amortization	—	93	8	—	101
Other operating expenses	2	112	6	—	120
Losses on property disposals, net	—	5	2	—	7
Impairment charges	—	—	5	—	5

Total operating expenses	2	2,094	199	(4)	2,291

Operating income (loss)	(2)	(174)	(9)	—	(185)

Nonoperating (income) expenses:
Interest expense	65	2	15	—	82
Equity investment impairment	—	—	12	—	12
Other, net	81	(51)	(34)	—	(4)

Nonoperating (income) expenses, net	146	(49)	(7)	—	90

Income (loss) from continuing operations before income taxes	(148)	(125)	(2)	—	(275)
Income tax provision (benefit)	(5)	(1)	—	—	(6)

Net income (loss) from continuing operations	(143)	(124)	(2)	—	(269)
Net loss from discontinued operations, net of tax	—	(16)	—	—	(16)

Net loss	(143)	(140)	(2)	—	(285)
Less: Net loss attributable to non-controlling interest	—	—	(1)	—	(1)

Net income (loss) attributable to YRC Worldwide Inc.	$(143)	$(140)	$(1)	$—	$(284)

For the six months ended June 30, 2009 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$2,422	$201	$(6)	$2,617

Operating expenses:
Salaries, wages and employees’ benefits	19	1,984	114	—	2,117
Operating expenses and supplies	(19)	573	66	—	620
Purchased transportation	—	227	32	(6)	253
Depreciation and amortization	—	114	9	—	123
Other operating expenses	1	166	9	—	176
Losses on property disposals, net	—	1	—	—	1

Total operating expenses	1	3,065	230	(6)	3,290

Operating income (loss)	(1)	(643)	(29)	—	(673)

Nonoperating (income) expenses:
Interest expense	48	8	14	—	70
Equity investment impairment	—	—	30	—	30
Other, net	18	(28)	15	—	5

Nonoperating (income) expenses, net	66	(20)	59	—	105

Income (loss) from continuing operations before income taxes	(67)	(623)	(88)	—	(778)
Income tax provision (benefit)	(202)	(8)	3	—	(207)

Net income (loss) from continuing operations	135	(615)	(91)	—	(571)
Net loss from discontinued operations, net of tax	—	(10)	(1)	—	(11)

Net income (loss)	$135	$(625)	$(92)	$—	$(582)

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2010 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(16)	$(18)	$19	$—	$(15)

Investing activities:
Acquisition of property and equipment	—	(8)	(3)	—	(11)
Proceeds from disposal of property and equipment	—	35	1	—	36
Other	2	—	3	—	5

Net cash provided by investing activities	2	27	1	—	30

Financing activities:
Asset backed securitization borrowings, net	—	—	1	—	1
Borrowing of long-term debt, net	92	(51)	—	—	41
Debt issuance costs	(9)	—	(1)	—	(10)
Equity issuance costs	(17)	—	—	—	(17)
Equity issuance proceeds	16	—	—	—	16
Intercompany advances / repayments	(22)	40	(18)	—	—

Net cash provided by (used in) financing activities	60	(11)	(18)	—	31

Net increase (decrease) in cash and cash equivalents	46	(2)	2	—	46
Cash and cash equivalents, beginning of Period	69	10	19	—	98

Cash and cash equivalents, end of period	$115	$8	$21	$—	$144

For the six months ended June 30, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$94	$(151)	$(185)	$—	$(242)

Investing activities:
Acquisition of property and equipment	—	(25)	(1)	—	(26)
Proceeds from disposal of property and equipment	—	37	—	—	37

Net cash provided by (used in) investing activities	—	12	(1)	—	11

Financing activities:
Asset backed securitization borrowings, net	—	—	58	—	58
Borrowing of long-term debt, net	62	(1)	—	—	61
Debt issuance costs	(37)	—	(11)	—	(48)
Intercompany advances / repayments	(293)	145	148	—	—

Net cash provided by (used in) financing activities	(268)	144	195	—	71

Net increase (decrease) in cash and cash equivalents	(174)	5	9	—	(160)
Cash and cash equivalents, beginning of period	295	13	17	—	325

Cash and cash equivalents, end of period	$121	$18	$26	$—	$165

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of YRC Worldwide Inc. (also referred to as “YRC Worldwide”, the “Company”, “we” or “our”). MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or include the words “should,” “could,” “would,” “may,” “expect,” “believe,” “estimate” or similar expressions. Our actual results could differ materially from those projected in such forward-looking statements because of a number of factors, including (among others) our ability to generate sufficient cash flows and liquidity to fund operations, which raises substantial doubt about our ability to continue as a going concern, inflation, inclement weather, price and availability of fuel, sudden changes in the cost of fuel or the index upon which the Company bases its fuel surcharge, competitor pricing activity, expense volatility, including (without limitation) expense volatility due to changes in rail service or pricing for rail service, ability to capture cost reductions, changes in equity and debt markets, a downturn in general or regional economic activity, effects of a terrorist attack, labor relations, including (without limitation) the impact of work rules, work stoppages, strikes or other disruptions, any obligations to multi-employer health, welfare and pension plans, wage requirements and employee satisfaction, and the risk factors that are from time to time included in the Company’s reports filed with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

This section focuses on the highlights and significant items that impacted our operating results during the second quarter. We have presented a discussion regarding the operating results of each of our operating segments: National Transportation, Regional Transportation and Truckload. In June 2010, we signed an agreement whereby the majority of YRC Logistics will be sold to a third party after the satisfaction of certain closing conditions. In addition, certain other operations ceased during the quarter ended June 30, 2010. As a result, the YRC Logistics segment has been reported as discontinued operations for all periods presented. See Note 15 “Discontinued Operations” for further discussion.

Consolidated Results

Our consolidated results for the three and six months ended June 30, 2010 and 2009 include the results of each of the operating segments discussed below and corporate expenses. A more detailed discussion of the operating results of our segments is presented below.

The table below provides summary consolidated financial information for the three and six months ended June 30:

	Three months				Six months
(in millions)	2010	2009	Percent Change		2010	2009	Percent Change
Operating revenue	$1,119.1	$1,226.3	(8.7%)		$2,106.2	$2,616.9	(19.5%)
Operating income (loss)	48.3	(294.2)	n/m	(a)	(184.9)	(672.9)	72.5%
Nonoperating expenses, net	47.0	70.2	(33.0%)		89.9	105.4	(14.7%)
Net income (loss) from continuing operations	1.0	(299.5)	n/m	(a)	(269.1)	(571.5)	52.9%

(a)	Not meaningful.

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Our consolidated operating revenue decreased 8.7% during the three months ended June 30, 2010 versus the same period in 2009 due to decreased revenue of 15.1% from our National Transportation segment partially offset by operating revenue increases of 4.0% and 2.4% at the Regional and Truckload segments, respectively. The decline at National Transportation is attributed to a decline in volume versus the same period in 2009 including those related to customer losses. Our volume declines are primarily attributed to the diversion of freight by customers to other carriers and a continued weakened economy. We believe that customers diverted freight beginning in 2009 due to uncertainty around our financial stability and the integration of our former Yellow Transportation and Roadway networks. That deterioration continued throughout the latter part of 2009 as concerns surrounding the bond exchange lingered into December 2009.

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

Operating expenses for the 2010 quarter decreased $449.7 million or 29.6% as compared to the same period in 2009 and were comprised of a $303.8 million decrease in salaries, wages and benefits, a $39.4 million decrease in operating expenses and supplies, a $3.1 million decrease in purchased transportation, a $9.8 million decrease in depreciation and amortization due to reduced facilities and fleet downsizing and a $17.2 million decrease in other operating expenses. In addition, the second quarter of 2010 showed higher equity based compensation benefit of $75.3 million compared to the same period in 2009.

The non-cash benefit arises from the replacement of stock appreciation rights granted to union employees with stock options as required by a labor agreement modification that we entered into in 2009. The expense reduction reflects the adjusted fair value of the replacement stock option awards which were re-measured as of the June 29, 2010 shareholder meeting at which time they were formally approved.

The decrease in salaries, wages and benefits in the second quarter of 2010 as compared to the same period in 2009 is largely due to the increased wage reduction, from 10% to 15%, taken by a majority of our union employees in August of 2009 and the suspension of pension contributions and related expense for the majority of our multi-employer union pension funds effective beginning in the second half of 2009. Additionally, the decrease in salaries and benefits is a result of lower headcount in the current year as we reacted to lower volumes. The decrease in operating expenses and supplies is a result of lower vehicle and facility maintenance of $22.6 million or 30.5%, lower bad debt expense of $22.0 million or 77.9% and lower professional services expense of $16.7 million or 37.4% related to a decrease in restructuring professional fees as compared to the same period in 2009. Finally, other operating expenses decreased mostly due to lower operating taxes and licenses of $7.0 million or 16.1% primarily due to lower fuel taxes reflective of lower miles driven and thus fuel consumed, a general liability claims expense decrease of $3.9 million or 26.4% related to lower volume and lower cargo claims expense of $6.3 million or 44.4% due to fewer shipments and improved claim experience.

Our consolidated operating income during the second quarter of 2010 includes a $2.2 million net gain from the sale of property and equipment net of fair value adjustments for property and equipment held for sale compared to a $1.0 million net gain for the same period in 2009.

Nonoperating expenses decreased $23.2 million in the second quarter of 2010 compared to the same period in 2009. The 2010 amount consisted primarily of a $12.3 million impairment of our equity investment in Jiayu in the second quarter of 2010 compared to $30.4 million impairment in the second quarter of 2009. The adjustment was required as the estimated fair value, using a discounted cash flow model, was less than our investment. The impairment charge is reflective of a change in revenue growth assumptions in the fair value model. Offsetting the reduced equity investment impairment was an increase in interest expense of $3.1 million attributable to increased amortization of deferred debt cost of $5.3 million, additional interest expense related to new lease financing obligations of $5.5 million and additional interest expense on our deferred pension obligations of $0.9 million all offset by a $1.7 million decrease in interest expense for the ABS facility and a $7.1 million decrease in interest expense related to the 8.5% USF senior notes and the 5% and 3.375% contingent convertible senior notes for the three months ended June 30, 2010 as compared to the same period in 2009. Finally, the additional decrease in nonoperating expenses is related to a net foreign exchange gain of $7.2 million for the three months ended June 30, 2010 versus a gain of $0.7 million for the same period in 2009 of which approximately $5.5 million relates to the recognition of the foreign currency translation adjustment from the dissolution of a certain wholly owned subsidiary.

Our effective tax rate for continuing operations for the three months ended June 30, 2010 and 2009 was 17.7% and 17.8%, respectively. Significant items impacting the 2010 rate include certain permanent items and a valuation allowance based on the deferred tax asset balance projected for December 31, 2010. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Consolidated operating revenue decreased by 19.5% during the six months ended June 30, 2010 as compared to the same period in 2009, which is reflective of decreased revenue at all of our segments with the exception of Truckload. The decreased operating revenue is a result of lower volumes primarily attributed to the diversion of freight by customers to other carriers and a continued weakened economy. We believe that customers diverted freight beginning in 2009 due to uncertainty around our financial stability and the integration of our former Yellow Transportation and Roadway networks. That deterioration continued throughout the latter part of 2009 as concerns surrounding the bond exchange lingered into December 2009. Once the debt exchange was finalized, our industry was hampered by severe winter weather in January and February 2010.

Consolidated operating loss improved $488.0 million during the six months ended June 30, 2010 as compared to the operating loss for the same period in 2009. Revenue decreased $510.7 million in the first half of 2010 compared to the same period in 2009 while operating expenses decreased $998.7 million as compared to the same period in 2009. Expense reductions were comprised of a $756.2 million decrease in salaries, wages and benefits, a $139.8 million decrease in operating expenses and supplies, a $38.1 million decrease in purchased transportation, which is attributable to declining volumes, a $22.1 million decrease in depreciation and amortization due to reduced facilities and reduced fleet size, and a $55.4 million decrease in other operating expenses.

The decrease in salaries, wages and benefits in the second quarter of 2010 as compared to the same period in 2009 is largely due to the increased wage reduction, from 10% to 15%, taken by a majority of our union employees in August of 2009 and the suspension of pension contributions and related expense for the majority of our multi-employer union pension funds beginning in the second half of 2009. Additionally, the decrease in salaries and benefits is a result of lower headcount in the current year due to lower volumes. The decrease in operating expenses and supplies is a result of lower vehicle and facility maintenance of $54.6 million or 34.1%, lower bad debt expense of $27.0 million or 80.3%, and a decrease in travel and employee activities of $18.7 million or 60.6% due to a decrease in discretionary spending. Finally, other operating expenses decreased mostly due to lower operating taxes and licenses of $20.7 million or 22.1% primarily due to lower fuel taxes reflective of lower miles driven and thus fuel consumed, a general liability claims expense decrease of $21.2 million or 46.8% related to lower volume, and lower cargo claims expense of $13.3 million or 40.8% due to fewer shipments and improved claim experience.

Consolidated operating loss for the six months ended June 30, 2010 also includes non-cash impairment charges of $5.3 million representing a reduction in the tradename values attributed to YRC Reimer (a part of the National Transportation segment) and New Penn (a part of the Regional Transportation segment). The impairment charge is reflective of a change in revenue growth assumptions in the fair value model. There were no impairment charges during the six months ended June 30, 2009. During the six months ended June 30, 2010, we also recognized net losses on the sale of property and equipment and the fair value adjustments for property held for sale of $6.6 million compared to losses of $0.6 million for the same period in 2009.

Nonoperating expenses decreased $15.5 million in the second quarter of 2010 compared to the same period in 2009. The 2010 balance consisted primarily of a $12.3 million impairment of our equity investment in Jiayu in the second quarter of 2010 compared to $30.4 million impairment in the second quarter of 2009. The adjustment was required as the estimated current fair value, using a discounted cash flow model, was less than our investment. The impairment charge is reflective of a change in revenue growth assumptions in the fair value model. Offsetting the reduced equity investment impairment was an increase in interest expense attributable to increased net deferred debt cost amortization of $12.2 million, additional interest expense related to our lease financing obligations of $12.5 million and an increase in interest expense on our deferred pension obligations of $2.8 million all offset by a $1.4 million decrease in interest expense related to the ABS facility and a $13.6 million decrease in interest expense for the to the 8.5% USF senior notes and the 5% and 3.375% contingent convertible senior notes for the six months ended June 30, 2010 as compared to the same period in 2009. Finally, the additional decrease in nonoperating expenses is related to a net foreign exchange gain of $7.2 million for the six months ended June 30, 2010 versus a gain of $0.2 million for the same period in 2009 of which approximately $5.5 million relates to the recognition of the foreign currency translation adjustment from the dissolution of a certain wholly owned subsidiary.

Our effective tax rate for the six months ended June 30, 2010 and 2009 was 2.1% and 26.6%, respectively. Significant items impacting the 2010 rate include certain permanent items and a valuation allowance based on the deferred tax asset balance projected for December 31, 2010. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset.

National Transportation Results

National Transportation represented approximately 66% and 71% of our consolidated revenue in the second quarter of 2010 and 2009, respectively, and approximately 67% and 72% of our consolidated revenue in the six months ended June 30, 2010 and 2009, respectively.

The table below provides summary financial information for National Transportation for the three and six months ended June 30:

	Three Months				Six Months
(in millions)	2010	2009	Percent Change		2009	2009	Percent Change
Operating revenue	$741.6	$873.7	(15.1%)		$1,404.7	$1,896.3	(25.9%)
Operating income (loss)	33.1	(239.5)	n/m	(b)	(152.0)	(539.2)	71.8%
Operating ratio(a)	95.5%	127.4%	31.9pp	(c)	110.8%	128.4%	17.6pp (c)

(a)	Represents total operating expenses divided by operating revenue.
(b)	Not meaningful.
(c)	Percentage points.

Three months ended June 30, 2010 compared to three months ended June 30, 2009

National Transportation reported second quarter 2010 operating revenue of $741.6 million, representing a decrease of $132.1 million or 15.1% from the second quarter of 2009. The two primary components of operating revenue are volume, comprised of the number of shipments and the weight per shipment resulting in tonnage, and price, usually evaluated on a per hundred weight basis. The decline in operating revenue was largely driven by an 18.6% decline in picked up tonnage due to a decline in total shipments per day. The decline in tonnage was offset by a 3.9% increase in revenue per hundred weight resulting mostly from higher fuel surcharge revenue. Higher fuel surcharge revenue was driven by higher diesel fuel prices in the second quarter of 2010 as compared to the same period in 2009.

The decline in shipments and tonnage resulted from the diversion of freight by customers to other carriers and a continued weakened economy. We believe that customers diverted freight beginning in 2009 due to uncertainty around our financial stability and the integration of our former Yellow Transportation and Roadway networks. That deterioration continued throughout the latter part of 2009 as concerns surrounding the bond exchange lingered into December 2009. Our volumes improved sequentially month over month during the second quarter of 2010 as we began to secure additional business from existing and new customers.

Operating income for National Transportation was $33.1 million in the second quarter of 2010 compared to operating loss of $239.5 million in the same period in 2009. Revenue was lower by $132.1 million while total costs decreased by $404.7 million. The cost declines consisted primarily of lower salaries, wages and benefits of $320.1 million, lower operating expenses and supplies of $47.8 million, lower purchased transportation costs of $12.5 million, and lower other operating expenses of $24.2 million.

The decrease in salaries, wages and benefits (excluding workers’ compensation expense) of $299.3 million during the second quarter of 2010 is a result of substantial headcount reductions, an additional 5% wage reduction for most union employees which became effective August 2009. In addition to volume decreases, a further reduction in benefits expense resulted from the ratification by certain labor unions of a temporary cessation of pension contributions to certain of our multi-employer union pension funds beginning in the second half of 2009. Workers’ compensation expense (included in salaries, wages and benefits in the statement of operations) decreased $20.8 million or 40.1% which is reflective of fewer hours worked and improved claim frequency.

The non-cash equity based compensation benefit of $64.3 million in the second quarter of 2010 compared to $5.8 million benefit in the second quarter of 2009 arises from the replacement of stock appreciation rights granted to union employees with stock options as required by a labor agreement modification that we entered into in 2009. The expense reduction in both periods reflects the adjusted fair value of the replacement stock option awards which were re-measured as of the June 29, 2010 shareholder meeting at which time they were formally approved and replaced previously issued union stock appreciation rights.

Operating expenses and supplies were lower due mostly to decreases in facility and fleet operating and maintenance costs due to reduced facilities, fleet downsizing, and lower volumes. The decline was also impacted by a decrease in bad debt expense of $10.9 million in the second quarter of 2010 compared to the same period in 2009 and is reflective of lower bankruptcies in our customer base and improvements in our revenue management processes. These decreases were offset by increased fuel costs year over year.

The decline in purchased transportation during the second quarter of 2010 versus the same period in 2009 resulted primarily from lower volumes yet did not keep pace with the volume decline as the unit costs of the services increased. Rail costs decreased 6.8% due to lower volume compared to the same period in 2009 while other purchased transportation costs decreased 12.8%.

Other operating expenses decreased mostly due to lower operating taxes and licenses of 25.3% primarily due to lower fuel taxes reflective of lower miles driven and thus fuel consumed, a general liability claims expense decrease of 35.9% related to lower volume, lower cargo claims expense of 52.5% due to fewer shipments and improved claim experience, and lower depreciation of 17.2% due to reduced facilities and fleet downsizing. The gain on disposal of property was $2.6 million in the second quarter of 2010 compared to a gain of $1.7 million during the same period in 2009.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

National Transportation revenue decreased $491.6 million or 25.9% in the six months ended June 30, 2010 versus the same period in 2009. The decline in operating revenue was largely driven by a 27.0% decline in total picked up tonnage offset by a 1.9% increase in revenue per hundred weight resulting mostly from higher fuel surcharge revenue. The decline in shipments and tonnage resulted from the diversion of freight by customers to other carriers and a continued weakened economy. We believe that customers diverted freight beginning in 2009 due to uncertainty around our financial stability and the integration of our former Yellow Transportation and Roadway networks. That deterioration continued throughout the latter part of 2009 as concerns surrounding the bond exchange lingered into December 2009. Once the debt exchange was finalized, our industry was hampered by severe winter weather in January and February 2010. Our volumes improved sequentially month over month during the first six months of 2010 as we began to secure additional business from existing and new customers.

Operating loss for National Transportation improved $387.2 million in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Revenue decreased $491.6 million in the first half of 2010 compared to the same period in 2009 while operating costs decreased $878.8 million. The cost declines consisted primarily of lower salaries, wages and benefits of $634.5 million, lower operating expenses & supplies of $153.5 million, lower purchased transportation costs of $46.7 million, and lower other operating expenses of $44.2 million.

The decrease in salaries, wages and benefits (excluding workers’ compensation expense) of $600.8 million during the six months ended June 30, 2010 is a result of substantial headcount reductions and an additional 5% wage reduction for most union employees which became effective August 2009. In addition to volume decreases, a further reduction in benefits expense resulted from the ratification by certain labor unions of a temporary cessation of pension contributions to certain of our multi-employer union pension funds beginning in the second half of 2009. Workers’ compensation expense (included in salaries, wages and benefits in the statement of operations) decreased $33.7 million or 35.4% which is reflective of fewer hours worked and improved claim frequency.

These reductions were partially offset by an equity based compensation expense of $18.8 million in the first six months of 2010 compared to a $16.1 million expense in the first six months of 2009. The charges relate to equity based consideration associated with union wage and benefit reductions implemented in 2009.

Operating expenses and supplies were lower due mostly to decreases in facility and fleet operating and maintenance costs due to reduced facilities, fleet downsizing, and lower volumes. The decline was also impacted by a decrease in bad debt expense of $24.2 million in the six months ended June 30, 2010 compared to the same period in 2009 and is reflective of lower bankruptcies in our customer base and improvements in our revenue management processes.

The decline in purchased transportation during the six months ended June 30, 2010 versus the same period in 2009 resulted primarily from lower volumes yet did not keep pace with the volume decline as the unit costs of the services increased. Rail costs decreased 17.8% due to lower volume compared to the same period in 2009 while other purchased transportation costs decreased 19.7%.

Other operating expenses decreased mostly due to lower operating taxes and licenses of $19.5 million primarily due to lower fuel taxes reflective of lower miles driven, a general liability claims expense decrease of $6.4 million related to lower volume, lower cargo claims expense of $12.5 million due to fewer shipments and improved claim experience, lower depreciation of $11.7 million due to reduced facilities and fleet downsizing, offset by an impairment charge of $3.3 million related to a reduction in fair value of the Reimer tradename, primarily due to a decline in future revenue assumptions. The loss on disposal of property was $2.3 million in the six months ended June 30, 2010 compared to a gain of $0.4 million during the same period in 2009. Increased costs were the result of writing down certain revenue equipment and facilities held for sale to fair market value.

Regional Transportation Results

Regional Transportation represented approximately 31% and 27% of our consolidated revenue in the second quarter of 2010 and 2009, respectively, and approximately 31% and 26% in the six months ended June 30, 2010 and 2009, respectively. The table below provides summary financial information for Regional Transportation for the three and six months ended June 30:

	Three months				Six months
(in millions)	2010	2009	Percent Change		2010	2009	Percent Change
Operating revenue	$351.5	$337.9	4.0%		$660.6	$693.0	(4.7%)
Operating income (loss)	22.4	(48.3)	n/m	(b)	(17.3)	(122.5)	85.9%
Operating ratio(a)	93.6%	114.3%	20.7pp	(c)	102.6%	117.7%	15.1pp	(c )

(a)	Represents total operating expenses divided by operating revenue.
(b)	Not meaningful.
(c)	Percentage points.

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Regional Transportation reported operating revenue of $351.5 million for the second quarter 2010, representing an increase of $13.6 million, or 4.0% from the second quarter in 2009. Total weight per day was up 4.6% in the second quarter 2010, representing a 3.1% decline in total shipments per day and an 8.0% improvement in total weight per shipment compared to the same period in 2009. Year-over-year shipment volumes were negatively impacted by a continued weak economy, the diversion of freight due to uncertainty around our financial stability and the closure of service centers during the first half of 2009.

Total revenue per hundred weight decreased 2.8% in the second quarter 2010 as compared to the second quarter 2009, primarily due to continued market pricing pressure impacts on our base rates and a slightly higher mix of corporate business, partially offset by higher fuel surcharge revenue associated with higher diesel fuel prices. A meaningful portion of our regional footprint is concentrated in the Upper Midwest where business levels and pricing negotiations have been especially difficult due to the economic challenges in this geographic area.

Operating income for Regional Transportation was $22.4 million for the second quarter 2010, compared to $48.3 million operating loss for the second quarter 2009, consisting of a $13.6 million improvement in revenue and a $57.1 million decrease in operating expenses. Regional Transportation has reduced most operating expenses in proportion to lower business volumes. Expense decreases in the second quarter 2010 were comprised of salaries, wages and benefits of $62.7 million, depreciation and amortization of $1.1 million and other operating expenses of $0.4 million. Expense increases in the second quarter 2010 included operating expenses and supplies of $6.1 million and purchased transportation of $1.2 million.

Salaries, wages and benefits expense decreased 24.0% as a result of lower employee levels, an additional 5% wage reduction for most union employees which became effective August 2009 and decreased workers’ compensation expense. In addition to volume decreases, a further reduction in benefits expense resulted from the ratification by certain labor unions of a temporary cessation of pension contributions to certain of our multi-employer union pension funds which beginning in the second half of 2009.

The non-cash equity based compensation expense reduction of $18.3 million in the second quarter of 2010 compared to $1.6 million reduction in the second quarter of 2009 arises from the replacement of stock appreciation rights granted to union employees with stock options as required by a labor agreement modification that we entered into in 2009. The expense reduction in both periods reflects the adjusted fair value of the replacement stock option awards which were re-measured as of the June 29, 2010 shareholder meeting at which time they were formally approved.

Operating expenses and supplies increased 8.3% reflecting a 43.2% increase in fuel costs (primarily due to higher fuel prices) and 12.3% reduction in costs other than fuel. Costs were lower in the areas of facility maintenance, communications, travel, driver expenses, and uncollectible revenue as a result of effective cost management and terminal closures. Purchased transportation was 8.4% higher due to increased volumes relating to certain segments of business which utilize a higher percentage of purchased transportation. Depreciation and amortization was also lower by 6.4% primarily due to impacts from a smaller equipment fleet. Finally, other operating expenses were 2.0% lower, mainly due to lower provision for general liability claims due to favorable claim development factors and actuarial adjustments and lower licensing and use taxes offset by higher cargo claims costs.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Regional Transportation reported operating revenue of $660.6 million for the first six months of 2010, representing a decrease of $32.4 million, or 4.7% from the first six months of 2009. Total weight per day was down 2.2%, representing a 7.9% decline in total shipments per day offset by a 6.2% higher total weight per shipment compared to 2009. Shipment volumes were negatively impacted by a continued weak economy, unseasonably severe winter weather, the diversion of freight due to uncertainty around our financial stability and the closure of service centers during the first half of 2009.

Total revenue per hundred weight decreased 2.6% in the first six months of 2010 as compared to the first six months of 2009, due to the impact of continued pricing pressure on our base rates, and a slightly higher mix of corporate business, partially offset by higher fuel surcharge revenue associated with higher diesel fuel prices.

Operating loss for Regional Transportation was $17.3 million for the first six months of 2010, an improvement of $105.2 million from the first six months of 2009, consisting of a $32.4 million decline in revenue and a $137.6 million reduction in operating expenses. Regional Transportation has reduced most operating expenses in proportion to lower tonnage and shipment volumes and has benefited from our comprehensive recovery plan, including cost reduction initiatives as described below. Material expense decreases were comprised of salaries, wages and benefits of $123.1 million, purchased transportation of $0.7 million, depreciation and amortization of $1.4 million, and other operating expenses of $19.5 million. Expense increases included operating expenses and supplies of $1.9 million.

Salaries, wages and benefits expense decreased 22.5% as a result of lower employee levels, an additional 5% wage reduction for most union employees which became effective August 2009, and decreased workers’ compensation expense. In addition to volume decreases, a further reduction in benefits expense resulted from the ratification by certain labor unions of a temporary cessation of pension contributions to certain of our multi-employer union pension funds beginning in the second half of 2009.

Operating expenses and supplies increased 1.3% reflecting a 35.4% increase in fuel costs (primarily due to higher fuel prices partially offset by lower volumes) and a 17.7% reduction in costs other than fuel. Costs were lower in the areas of equipment maintenance, facility maintenance, travel, driver expenses, tolls and uncollectible revenue as a result of lower business volumes, effective cost management and terminal closures. Purchased transportation was 2.4% lower due mostly to lower business volumes. Other operating expenses were also lower by 37.1% mainly due to a much lower provision for bodily injury and property damage claims due to favorable claim development factors and actuarial adjustments, as well as reduced volume. Additionally, fuel taxes, licenses and cargo claims costs were lower primarily due to lower business volumes.

Losses on property disposals were $4.1 million in the first six months of 2010 compared to $0.9 million in the first six months of 2009. Increased costs were the result of writing down certain revenue equipment and facilities held for sale to fair market value. The first six months of 2010 operating loss included an impairment charge of $2.0 million related to a reduction in fair value of the New Penn tradename, primarily due to a decline in future revenue assumptions.

YRC Truckload Results

YRC Truckload represented approximately 3% and 2% of our consolidated revenue in the second quarter of 2010 and 2009, respectively, and approximately 2% for the six months ended June 30, 2010 and 2009, respectively. The table below provides summary financial information for Truckload for the three and six months ended June 30:

	Three Months				Six Months
(in millions)	2010	2009	Percent Change		2010	2009	Percent Change
Operating revenue	$28.3	$27.5	2.4%		$55.1	$53.5	3.0%
Operating loss	(2.0)	(2.4)	16.7%		(5.0)	(4.6)	(8.7%)
Operating ratio( a)	107.0%	108.6%	1.6pp	(b )	109.2%	108.6%	0.6pp	(b )

(a)	Represents total operating expenses divided by operating revenue.
(b)	Percentage points.

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Truckload reported operating revenue of $28.3 million for the second quarter 2010, representing an increase of $0.8 million or 2.4% from the second quarter 2009. The two primary components of truckload operating revenue are volume, comprised of the miles driven, and price, usually evaluated on a revenue per mile basis. Total miles driven per day were down 4.2% in the second quarter

2010 as compared to 2009 due primarily to lower business volume related to the soft economy. Revenue per mile was up 6.9%, due primarily to higher fuel surcharge revenue associated with higher diesel fuel prices.

Operating loss for Truckload was $2.0 million for the second quarter 2010, as compared to an operating loss of $2.4 million for the second quarter 2009, consisting of a $0.8 million increase in revenue offset by a $0.4 million increase in operating expenses. Expense increases were primarily due to increases in fuel costs (higher diesel prices), higher driver recruiting costs, and a higher provision for general liability claims due to unfavorable claim development factors and actuarial adjustments. Expense decreases were primarily related to lower salaries, wages and related benefits costs as a result of lower employee levels.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Truckload reported operating revenue of $55.1 million for the six months ended June 30, 2010, representing an increase of $1.6 million or 3.0% from the six months ended June 30, 2009. Total miles driven per day were down 2.5% in the first six months of 2010 as compared to 2009 due primarily to lower business volume related to the soft economy. However, revenue per mile was up 5.1%, due primarily to higher fuel surcharge revenue associated with higher diesel fuel prices.

Operating loss for Truckload was $5.0 million for the first half of 2010, a decline of $0.4 million from the first half of 2009, consisting of a $1.6 million improvement in revenue offsetting a $2.0 million increase in operating expenses. Expense increases were primarily due to increases in fuel costs (higher diesel prices), vehicle maintenance costs, and driver recruiting costs. Decreased operating expenses were primarily related to lower salaries, wages, and related benefits costs as a result of lower employee levels.

Discontinued Operations - YRC Logistics Results

In June 2010, we signed an agreement whereby the majority of YRC Logistics will be sold to a third party after the satisfaction of certain closing conditions. In addition, certain other operations ceased during the quarter ended June 30, 2010. As a result, the YRC Logistics segment has been reported as discontinued operations for all periods presented. See Note 15 “Discontinued Operations” for further discussion. For the presentation below, shared services and corporate overhead costs are included in the operating loss amounts. These fees will be absorbed by the remaining segments after the sale of YRC Logistics is complete. The table below provides summary financial information for YRC Logistics for the three and six months ended June 30:

	Three Months				Six Months
(in millions)	2010	2009	Percent Change		2010	2009	Percent Change
Operating revenue	$76.3	$101.8	(25.0%)		$152.4	$213.9	(28.8%)
Operating loss	(14.0)	(8.0)	(75.0%)		(21.4)	(11.4)	(87.7%)
Operating ratio	118.3%	107.8%	(10.5	)pp (a )	114.0%	105.3%	(8.7	)pp (a )

(a)	Percentage points.

Three months ended June 30, 2010 compared to three months ended June 30, 2009

In the second quarter of 2010, YRC Logistics operating revenue was $76.3 million, a decrease of $25.5 million or 25.0% from the second quarter of 2009. The second quarter of 2009 includes $20.2 of revenue million from our Fleet business line with no corresponding amount in 2010, as the business line was sold in November 2009. Additional revenue declines were experienced in the Transportation and Distribution service offerings. Decreases in 2010 revenue for distribution services were a result of significant customer losses throughout 2009 primarily due to concerns about our financial stability and contributed to the decision to exit our pooled distribution offering in June 2010. Revenue declines in transportation services were largely attributed to an amendment to a certain customer contract which resulted in a change to the revenue recognized but no change to the operating income related to this customer. Global services revenue increased, which partially offset the previously mentioned declines as shipment counts continued to rebound internationally.

YRC Logistics second quarter 2010 operating loss was $14.0 million compared to an operating loss of $8.0 million in the second quarter of 2009. Included in the 2009 amount is operating income of $1.5 million related to the now sold Fleet business line. Restructuring charges associated with YRC Logistics decision to exit its pooled distribution business offering totaled $7.4 million. Pooled distribution incurred operating losses of $13.7 million and $3.0 million for the three months ended June 30, 2010 and 2009, respectively.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

In the first half of 2010, YRC Logistics revenue decreased by $61.5 million or 28.8% from the first half of 2009. In the first half of 2009, the Fleet business line had $38.6 million of revenue with no corresponding amount in 2010 as the business line was sold in November 2009. Decreases in 2010 revenue for distribution services were a result of significant customer losses throughout 2009 primarily due to concerns about our financial stability and were also a result of the decision to exit our pooled distribution offering in June 2010. Additional revenue declines in transportation services can be for the most part attributed to a revision to a certain customer contract which resulted in a change to the revenue recognized but no change to the operating income related to this customer. In the first half of 2010, Global services revenue increased as shipment volumes improved internationally compared to the same period in 2009.

Operating loss increased from $11.4 million in the first half of 2009 to a loss of $21.4 million in the first half of 2010. Included in the 2009 amount is operating income of $3.2 million related to the now sold Fleet business line. The pooled distribution business offering incurred operating losses of $19.1 million and $5.2 million, including restructuring charges, for the six months ended June 30, 2010 and 2009, respectively.

Certain Non-GAAP financial measures

Our adjusted EBITDA improved from $2.7 million in April to $22.2 million in June and that National Transportation achieved positive adjusted EBITDA for the quarter and Regional Transportation reported the fourth straight quarter of positive adjusted EBITDA. We have included the reconciliation of consolidated adjusted EBITDA below and provided the adjusted EBITDA amounts by segment.

Adjusted EBITDA is a non-GAAP measure that reflects the company’s earnings before interest, taxes, depreciation, and amortization expense, and further adjusted for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, and certain other items as defined in the company’s Credit Agreement. “Adjusted EBITDA” is used for internal management purposes as a financial measure that reflects the company’s core operating performance. In addition, management uses adjusted EBITDA to measure compliance with financial covenants in the company’s Credit Agreement. However, this financial measure should not be construed as a better measurement than operating income or earnings per share, as defined by generally accepted accounting principles.

The second quarter 2010 monthly reconciliation of operating income (loss) to adjusted EBITDA is as follows:

(in millions)	April 2010	May 2010	June 2010	Three Months ended June 30, 2010
Reconciliation of operating income (loss) to adjusted EBITDA:
Operating income (loss)	$(13.6)	$(8.0)	$69.9	$48.3
Depreciation & amortization	16.5	16.0	17.6	50.1
Equity based compensation expense (benefit)	0.4	0.4	(82.3)	(81.5)
Letter of credit expense	2.8	2.8	2.7	8.3
(Gains) losses on property disposals, net	(8.0)	(6.4)	12.2	(2.2)
Restructuring professional fees	3.7	3.6	2.0	9.3
Other, net	0.9	6.6	0.1	7.6

Adjusted EBITDA	$2.7	$15.0	$22.2	$39.9

The reconciliation of operating income (loss) to adjusted EBITDA for the three and six months ended June 30 is as follows:

	Three Months		Six Months
(in millions)	2010	2009	2010	2009
Reconciliation of operating income (loss) to adjusted EBITDA:
Operating income (loss)	$48.3	$(294.2)	$(184.9)	$(672.9)
Depreciation & amortization	50.1	59.9	100.7	122.8
Equity based compensation expense (benefit)	(81.5)	(6.3)	28.3	26.8
Letter of credit expense	8.3	9.0	16.6	14.5
(Gains) losses on property disposals, net	(2.2)	(1.0)	6.6	0.6
Impairment charges	—	—	5.3	—
Restructuring professional fees	9.3	—	9.4	—
Other, net	7.6	(1.4)	6.9	(2.6)

Adjusted EBITDA	$39.9	$(234.0)	$(11.1)	$(510.8)

The following represents adjusted EBITDA by segment for the three months ended June 30:

	Three Months		Six Months
(in millions)	2010	2009	2010	2009
Adjusted EBITDA by segment:
YRC National Transportation	$6.2	$(207.5)	$(54.1)	$(446.0)
YRC Regional Transportation	22.0	(30.6)	30.3	(80.5)
YRC Truckload	(0.1)	—	(0.3)	0.2
Corporate and other	11.8	4.1	13.0	15.5

Adjusted EBITDA	$39.9	$(234.0)	$(11.1)	$(510.8)

Adjusted EBITDA has the following limitations:

•	Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our outstanding debt;

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

Financial Condition

Liquidity

The following table provides details of the outstanding components and unused available (deficit) capacity under the Credit Agreement and ABS Facility (each, as defined below) at June 30, 2010 and December 31, 2009:

(in millions)	June 30, 2010	December 31, 2009
Capacity:
Revolving loan	$950.0	$950.0
ABS Facility	350.0	400.0

Total maximum capacity	1,300.0	1,350.0

Amounts outstanding:
Revolving loan	(358.0)	(329.1)
Letters of credit (6/30/10: $454.7 revolver; $72.2 ABS Facility)	(526.9)	(538.3)
ABS Facility borrowings	(147.4)	(146.3)

Total outstanding	(1,032.3)	(1,013.7)

ABS limitations	(129.5)	(178.2)
Revolver reserve	(128.8)	(159.8)

Total restricted capacity	(258.3)	(338.0)

Unrestricted unused capacity (deficit) (6/30/10: $8.5 revolver; $0.9 ABS Facility)	$9.4	$(1.7)

During the quarter ended June 30, 2010, we amended our credit agreements and entered into a new sales agreement for at the market issuances as discussed below.

Credit Agreement Amendments

On May 3, 2010, we entered into Amendment No. 17 and on July 28, 2010, we entered into Amendment No. 18 to our Credit Agreement, dated as of August 17, 2007 (as amended, the “Credit Agreement”). The amendments are described below.

Amendment No. 17

We have entered into an arrangement to sell up to $103 million shares of common stock (on a gross proceeds basis) in an at-the-market issuance program. See “—At Market Issuance Sales Agreement” below. Amendment No. 17 to the Credit Agreement permits us to retain the net proceeds from any such sales as described below:

Equity Issuances

Amendment No. 17 provides that we may receive up to $100 million of net cash proceeds from the issuance of equity interests during the period commencing on May 3, 2010 and ending on the earlier of December 31, 2010 or the date on which we receive $100 million of net cash proceeds from such equity issuances, without having to use such net cash proceeds to make a mandatory prepayment under the Credit Agreement. The net cash proceeds from such equity issuances are deposited into a new deposit account (the “New Account”). We will be able to use the funds in the New Account for general corporate purposes. While any funds are in the New Account, they will not count toward the calculation of Liquidity (as defined in the Credit Agreement), the calculation of Unrestricted Cash (as defined in the Credit Agreement) or the calculation of Excess Cash Flow (as defined in the Credit Agreement) in each case for purposes of the mandatory prepayment requirements. The funds in the New Account will count as Available Cash (as defined in the Credit Agreement). Additionally, we will not be able to request loans under the Credit Agreement until the balance in the New Account is zero. Other than the net cash proceeds from the issuance of such equity interest, no funds may be deposited into the New Account, and once funds have been withdrawn they may not be re-deposited. As of June 30, 2010 the balance in this New Account was $15.4 million which represents our net proceeds from our at the market issuances.

Voluntary Prepayments of Certain Obligations

Amendment No. 17 to the Credit Agreement modifies the restriction on voluntary prepayments of any amounts owing under the Contribution Deferral Agreement or indebtedness, including a prohibition on the Company using the up to $100 million of net cash proceeds from the equity issuance described above to make such voluntary prepayments.

Amendment No. 18

We have entered into an agreement to sell the majority of its logistics business for $37 million (prior to any purchase price adjustments). See “—Sale of YRC Logistics” below. Amendment No. 18 to the Credit Agreement permits us to retain the net proceeds from the sale as described below:

Sale of YRC Logistics

The Credit Agreement requires us to prepay amounts outstanding under the Credit Agreement with 100% of the net cash proceeds received from the sale of YRC Logistics. Pursuant to Amendment No. 18, these net cash proceeds will be applied as follows:

—We have entered into a Contribution Deferral Agreement (as amended, the “Contribution Deferral Agreement”) with certain of the multi-employer pension funds to which the Company contributes. If we enter into an amendment (the “CDA Amendment”) to the Contribution Deferral Agreement to approve Amendment No. 18, 100% of the net cash proceeds from the sale of YRC Logistics will be applied to outstanding unblocked revolver loans under the Credit Agreement (without a corresponding commitment reduction to the unblocked revolver) and the new revolver reserve block under the Credit Agreement will be permanently reduced by 50% of that amount. Amendment No. 18 provides that we must enter into the CDA Amendment prior to August 13, 2010 (or August 27, 2010 if we have received approval from the Supermajority Funds (as defined in the Contribution Deferral Agreement)).

—If the closing of the CDA Amendment and the sale of YRC Logistics occur after the dates described above, then the net cash proceeds will be applied in accordance with the provisions of the Credit Agreement that were applicable to the sale of YRC Logistics prior to giving effect to Amendment No. 18.

Mandatory Prepayments

Pursuant to the terms of Amendment No. 18, from July 28, 2010 through the date of the CDA Amendment, upon a Prepayment Event (as defined in the Credit Agreement) or an Excess Cash Flow Sweep (as defined in the Credit Agreement), a mandatory prepayment will be made in an amount, and in accordance with the provisions of the Credit Agreement, prior to giving effect to Amendment No. 18. Upon effectiveness of the CDA Amendment, the new revolver reserve block will automatically and permanently decrease by the amount by which the new revolver reserve block increased by virtue of any mandatory prepayments during the period above.

On and after the date of the CDA Amendment, upon a Prepayment Event (except for certain sale and leaseback transactions described below) or an Excess Cash Flow Sweep (as defined in the Credit Agreement), a mandatory prepayment will be made in an amount, and in accordance with the provisions of, the Credit Agreement prior to giving effect to Amendment No. 18, except that:

(iii)	outstanding permitted interim loans will be repaid after (rather than before) new revolver reserve block loans, existing revolver reserve block (performance) loans and unblocked revolver loans (in each case (other than permitted interim loans) with a corresponding permanent commitment reduction), and

(iv)	outstanding term loans are paid ratably with the unblocked revolver.

The first $20 million of net cash proceeds received from sale and leaseback transactions received on and after the date of the CDA Amendment will be treated as follows:

—If certain cost reduction criteria established by our lenders under Amendment No. 18 are satisfied:

(iv)	25% of the net cash proceeds will be applied in accordance with the provisions applicable after effectiveness of the CDA Amendment described in the paragraph above,

(v)	75% of the net cash proceeds will be applied to outstanding unblocked revolver loans (without a corresponding commitment reduction to the unblocked revolver), and

(vi)	the new revolver reserve block will be permanently reduced by 50% of the net cash proceeds.

—If we do not satisfy the criteria, then 75% of the net cash proceeds will be treated in accordance with (i) above and 25% of the net cash proceeds will be treated in accordance with (ii) above.

Conversion of Revolving Loans and LC Limits

On the date of the CDA Amendment, Amendment No. 18 converts $150 million of outstanding revolving loans to term loans. In addition, Amendment No. 18 reduces the letter of credit sublimit to $550 million and limits foreign currency letters of credit to $25 million. As a result, on the date of the CDA Amendment, the Credit Agreement will provide the Company with an $800 million senior revolving credit facility, which is subject to further reductions, and a senior term loan in an aggregate outstanding principal amount of approximately $261.5 million.

Consolidated EBITDA

The definition of Consolidated EBITDA was amended to include a new add back for charges, expenses and losses incurred with any Permitted Disposition (as defined in the Credit Agreement) or discontinued operations.

Financial Covenants

Our minimum Available Cash covenant requires that we maintain at least $25 million of Available Cash through December 31, 2010 and at least $50 million of Available Cash from and after January 1, 2011.

Our minimum Consolidated EBITDA (as defined in the Credit Agreement) covenant in respect of the periods ending June 30, 2010, September 30, 2010 and December 31, 2010 is as follows:

Period	Minimum Consolidated EBITDA
For the fiscal quarter ending on June 30, 2010	$5 million
For the two consecutive fiscal quarters ending September 30, 2010	$50 million
For the three consecutive fiscal quarters ending December 31, 2010	$100 million

Asset-Backed Securitization Amendment

On May 3, 2010, we, as Performance Guarantor, and the parties to the Third Amended and Restated Receivables Purchase Agreement, dated as of April 18, 2008 (as amended, the “ABS Facility”), entered into Amendment No. 17 to the ABS Facility, which implemented minimum consolidated EBITDA and minimum available cash requirements that are consistent with Amendment No. 17 to the Credit Agreement described above.

On June 11, 2010, we entered into Amendment No. 18 to the ABS Facility. The amended facility (i) reduced the aggregate commitments under the ABS Facility from $400 million to $350 million; and (ii) modified certain calculations under the ABS Facility to reduce the impact of negative effects that the integration of Yellow Transportation and Roadway has had on the ability of the Seller to borrow under the ABS Facility. As a result, solely for the period beginning on June 11, 2010 and ending on July 2, 2010, we were able to borrow additional amounts of approximately $22 million under the ABS Facility.

In connection with Amendment No. 18 to the ABS Facility, we paid fees to the Co-Agents (the “Closing Fees”). The Closing Fees were paid by the Company by the issuance to the Co-Agents (or their designees) of an aggregate of 25.4 million shares of unregistered restricted common stock of the Company of which 20.7 million were issued as of June 30, 2010 and the remaining 4.7 million were issued on July 22, 2010. To value these shares issued in lieu of cash fees, we completed a fair value analysis and concluded that the value of these shares as of June 30, 2010 was $3.0 million.

Interest and Fee Deferrals

In 2009, the Credit Agreement lenders agreed to defer the payment of revolver and term loan interest, letter of credit fees and commitment fees, subject to the deferral exceptions and termination events, for the period:

•	beginning December 31, 2009, and

•	ending on December 31, 2010, subject to an extension until December 31, 2011 if agreed to by 66 2/3 % of the lenders.

As of June 30, 2010 the amounts deferred under the above provision were $59.0 million.

Additionally, we deferred amendment fees of $31.8 million in October 2009, which are fully earned but not due and payable until the earlier of December 31, 2011 or the occurrence of a termination event.

Additionally, some of the fees and interest due during the term of the ABS Facility have also been deferred. The $10.0 million fee that was due on October 30, 2009 has been deferred until the earliest to occur of the following dates or events (the “Deferred Fee Payment Date”):

•	October 26, 2010,

•	the Amortization Date (as defined in the ABS Facility), and

•	the occurrence of a Deferral Termination Event.

The portion of current letter of credit fees, program fees and administration fees under the ABS Facility in excess of the fees in place prior to February 12, 2009 were deferred also until the Deferred Fee Payment Date. As of June 30, 2010, amounts deferred under this provision was $8.8 million.

Contribution Deferral Agreement Amendment

On May 3, 2010, we entered into Amendment No. 4 to the Contribution Deferral Agreement. Pursuant to the Contribution Deferral Agreement, we have deferred the payment of contributions to these funds. Under Amendment No. 4, the calculation of Liquidity (as defined in the Contribution Deferral Agreement) for the Liquidity Cash Sweep (as defined in the Credit Agreement) thereunder was amended to conform it to the test in the Credit Agreement (after giving effect to Amendment No. 17 to the Credit Agreement), except that the Liquidity test under the Contribution Deferral Agreement subtracts any commitment reduction or prepayment under the Credit Agreement.

We are actively seeking the additional amendments to the Contribution Deferral Agreement described in “—Credit Agreement Amendment – Sale of YRC Logistics” above.

At Market Issuance Sales Agreement

On May 3, 2010, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with Wm Smith & Co and McNicoll, Lewis & Vlak LLC (the “Sales Agents”), under which we may sell up to the amount available for offer and sale under the currently effective Registration Statement on Form S-3 (Registration No. 333-159355) (the “Registration Statement”) of our common stock from time to time through the Sales Agents. The Registration Statement permits the issuance, from time to time, by us of shares of the Company’s common stock, preferred stock and warrants up to an aggregate initial offering price not to exceed $200 million. The Sales Agents may sell the common stock by any method permitted by law deemed to be an ‘at the market’ offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on the NASDAQ Global Select Market, on any other existing trading market for the common stock or to or through a market maker. The Sales Agents may also sell the common stock in privately negotiated transactions, subject to our approval. The compensation to the Sales Agents for sales of common stock sold pursuant to the Sales Agreement will be an aggregate of 3.0% of the gross proceeds of the sales price of common stock sold with respect to the first $25.0 million of gross proceeds and an aggregate of 2.0% of the gross proceeds with respect to gross proceeds in excess of that amount.

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

On May 4, 2010, we filed with the SEC a prospectus supplement that contemplates the sale of up to $103 million in gross proceeds of shares of the Company’s common stock from time to time in at-the-market offerings pursuant to the Sales Agreement. Sales pursuant to the Sales Agreement will be made only upon instructions by the Company to the Sales Agents, and we cannot provide any assurances that we will issue any additional shares pursuant to the Sales Agreement.

During the three months ended June 30, 2010, we completed the sale of 44.9 million shares for net proceeds of $15.4 million as part of our at the market offerings.

6% Notes

In February 2010, we entered into a note purchase agreement with certain investors pursuant to which the investors agreed to purchase up to $70 million in aggregate principal amount of our 6% convertible senior notes due 2014 (the “6% Notes”). The 6% Notes bear interest at 6%, payable in February and August of each year. The sale of the 6% Notes was structured to occur in two closings. Pursuant to the note purchase agreement, we sold $49.8 million of the 6% Notes to the investors at the first closing in February 2010 and were obligated to sell an additional $20.2 million of 6% Notes to the investors in the second closing, assuming the closing conditions in the note purchase agreement were met. At the first closing, the investors also funded the remaining $20.2 million into an escrow account to be released at the second closing, subject to the escrow agent receiving a certificate from the investors that the closing conditions had been satisfied.

The 6% Notes are convertible, at the note holder’s option, prior to the maturity date into shares of our common stock. The 6% Notes were initially convertible at a conversion price of $0.43 per share, which is equal to a conversion rate of approximately 2,326 shares per $1,000 principal amount of 6% Notes, subject to certain adjustments. The 6% Notes provide for caps within the second anniversary of the first closing such that a holder and its affiliates is not entitled to convert its 6% Notes to the extent that the holder and its affiliates would hold greater than 4.9% of the then outstanding common stock after such conversion, unless timely waived by the holder. The 6% Notes also provide a cap through stated maturity such that any holder and its affiliates is not entitled to convert its notes to the extent that the holder and its affiliates would own greater than 9.9% of the voting power of our stock. Beginning on February 23, 2012, we may convert the 6% Notes pursuant to a mandatory conversion into shares of its common stock if the market price of our common stock meets certain thresholds.

Noteholders who convert their 6% Notes at their option or whose 6% Notes are converted in a mandatory conversion at our option will also receive a make whole premium paid in shares of our common stock. The make whole premium will be payable in additional shares of common stock and will be calculated based on the remaining interest payments on the 6% Notes that would have been received through the original scheduled maturity date of the 6% Notes.

The 6% Notes indenture provides that the maximum number of shares of our common stock that can be issued in respect of the 6% Notes upon conversion or with respect to the payment of interest or in connection with the make whole premium or otherwise shall be limited to 201,880,000 shares of common stock for $70 million in aggregate principal amount of the 6% Notes as of February 23, 2010, subject to certain adjustments. If the limit is reached, no holder is entitled to any other consideration on account of shares not issued. This limitation terminates if the holders of our common stock approve the termination of this limitation.

As part of the Company’s exchange offer in late 2009, the holders of our 5.0% Net Share Settled Contingent Convertible Senior Notes due 2023 (the “5% CoCos”) voted to amend the indenture for the 5% Notes to eliminate the right of the holders of the 5% CoCos to put their 5% CoCos to us for repayment in August 2010. The trustee of the Indenture refused to give effect to this amendment claiming that a majority of the holders was insufficient to effect the amendment. We sued to seek a court order to direct the trustee to effect the amendment. We lost our claim.

The purchase agreement for the 6% Notes provided, in effect, that if we were to win this claim with respect to the 5% CoCos, we could retain the $20.2 million in proceeds for general corporate purposes; however, if we lost this claim, we would use the proceeds to satisfy its requirements to repurchase any of the 5% CoCos that were put in August 2010. As we lost this claim, the proceeds will be used to retire any of the 5% CoCos that are put for repurchase.

On August 2, 2010, we entered into a letter agreement (the “Letter Agreement”) with the investors to facilitate the issuance of the remaining $20.2 million of 6% Notes, and on August 3, 2010, the issuance and sale of those remaining 6% Notes to the investors was completed. Pursuant to the Letter Agreement, the investors accepted our required certifications that were conditions to closing under the note purchase agreement and, in turn, provided a certificate to the escrow agent to release the $20.2 million in escrowed purchase price. Also pursuant to the Letter Agreement, we temporarily increased the conversion rate under the 6% Note indenture on the date of the second closing for a period of 20 days to 100,000 shares of our Common Stock per $1,000 in principal amount of Notes (the “Adjusted Conversion Rate”). This has the effect of reducing the conversion price to $0.01 per share. Using this Adjusted Conversion Rate, the investors converted $590,000 of principal amount of their 6% into an aggregate of 59 million shares of our common stock. The 59 million shares of common stock did not include any common stock to be issued to holders of 6% Notes in respect of interest on the 6% Notes that we are required to pay on August 16, 2010 (in respect of the August 15th interest payment date set forth in the Notes). Immediately following the 20-day period, the Conversion Rate will revert back to the initial conversion rate of approximately 2,326 shares of common stock per $1,000 in principal amount of the 6% Notes (thereby reverting back to the initial conversion price of $0.43 per share). Following the end of the 20-day period, any future conversions will continue to be subject to the 6% Note indenture limitation that provides that no more than 201,880,000 shares of common stock may be issued in respect of the 6% Notes.

The net proceeds from the second closing were deposited with the 5% CoCos trustee and will be used by the Company to fund the repurchase of up to $20.1 million of the Company’s outstanding 5.0% Net Share Settled Contingent Convertible Senior Notes due 2023 pursuant to put options exerciseable as of August 9, 2010.

Sale of YRC Logistics

In June 2010 we entered into an Equity Interest Purchase agreement (the “Agreement”) with CEG Holdings, Inc. (“CEG”), a subsidiary of Austin Ventures to sell YRC Logistics for an aggregate of approximately $37.0 million in cash. Approximately $2.8 million of the purchase price will be deposited into an escrow account at closing to be held for 12 and 18 months to satisfy certain indemnification claims by CEG that may arise. The Agreement is subject to various closing conditions and contains certain termination rights for both the Company and CEG, and further provides that, upon termination of the Agreement under specified circumstances, the Company may be required to pay CEG a termination fee of $1.25 million plus any costs of collection incurred by CEG.

For the six months ended June 30, 2010, net cash used in operation activities for YRC Worldwide was $14.5 million of which YRC Logistics portion was approximately $4.5 million and as such our future cash flows from operating activities will be positively impacted by the absence of YRC Logistics to some extent.

Risks and Uncertainties Regarding Future Liquidity

In light of our recent operating results, we have satisfied our short term liquidity needs through a combination of borrowings under our credit facilities, retained proceeds from asset sales and sale/leaseback financing transactions issuances of our common stock and 6% Notes and an income tax refund from the IRS. In an effort to further manage liquidity, we have also instituted the deferral of pension plan payments and certain interest and fees. As our operating results improve, we expect that cash generated from operations will reduce our need to continue to rely upon these sources of liquidity to meet our short term funding requirements. In August 2009, the employees in most of our bargaining units who are represented by the International Brotherhood of Teamsters (the “Teamsters”) ratified a modification to our collective bargaining agreement to (among other things) implement a 15% wage reduction (which includes the 10% wage reduction previously implemented in January 2009) and a temporary cessation of the requirement for the Company’s subsidiaries to make contributions to union multi-employer pension funds. The wage reduction and the temporary pension contribution cessation have also improved our liquidity position. To continue to have sufficient liquidity to meet our cash flow requirements during 2010:

•	our operating results must continue to stabilize or recover quarter-over-quarter and shipping volumes must continue to stabilize or recover quarter-over-quarter;

•	we must continue to have access to our credit facilities;

•	we must renew our ABS Facility in October 2010;

•	we must continue to defer at least through 2010 payment of:

•	interest and fees to our lenders under the Credit Agreement

•	interest and facility fees to purchasers of our accounts receivable pursuant to the ABS Facility

•	interest and principal to our pension funds pursuant to the Contribution Deferral Agreement;

•	our wage reductions and temporary cessation of pension contributions must continue;

•	we must complete the sale/leaseback and real estate sale transactions currently under contract as anticipated; and

•	we must continue to implement and realize substantial cost savings measures to match our costs with business levels and to continue to become more efficient.

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

We expect to continue to monitor our liquidity carefully, work to reduce this uncertainty and address our cash needs through a combination of one or more of the following actions:

•	we continue to, and expect to implement further cost actions and efficiency improvements;

•	we will continue to aggressively seek additional and return business from customers;

•	if appropriate, we may sell additional equity or pursue other capital market transactions, including pursuant to the Sales Agreement described above;

•	we may consider selling non-strategic assets or business lines, such as the sale of YRC Logistics; and

•	we expect to carefully manage receipts and disbursements, including amounts and timing, focusing on reducing days sales outstanding and managing days payables outstanding.

At the end of 2010, the temporary cessation of our requirement to make contributions to the multi-employer pension funds in which we participate will end absent a new agreement with the Teamsters to address this requirement. Based upon expected levels of employment in 2011, we estimate that we will be required to contribute approximately $25-30 million per month to multi-employer pension funds in 2011. Absent the consent of two-thirds in interest of the lenders under the Credit Agreement to continue the deferral of interest and fees under the Credit Agreement during 2011, the deferral will terminate at the end of 2010. In addition, for us to continue our deferral of the payment of future interest and the amortized principal to the pension funds during 2011 under the Contribution Deferral Agreement, 90% in interest of the pension funds that are a party to the Contribution Deferral Agreement must vote to continue the deferral.

Previously deferred interest and fees under the Credit Agreement of $90.8 million are not due until the end of 2011, unless a majority in interest of the lenders accelerate the payment because of a termination of the deferral under the Contribution Deferral Agreement or to the extent our cash and unblocked availability under the Credit Agreement and the ABS Facility in 2011 exceeds certain levels set forth in the Credit Agreement. Likewise, under the Contribution Deferral Agreement, previously deferred interest and amortized principal payments of $150.4 million are not due until the end of 2011, unless a majority in interest of the funds elect to accelerate the payments after termination of the deferral. The Company must also renew its ABS Facility in October 2010 and expects to address the continuation of the deferral of ABS Facility fees of $18.8 million in this renewal. In addition, if the fee and interest deferrals under the Credit Agreement do not continue in 2011, the Teamsters have the right to terminate the Amended and Restated Memorandum of Understanding on the Job Security Plan dated July 9, 2009, which, among other things, would eliminate the 15% wage reduction in place since August 2009 through March 2013 for employees of bargaining units that have ratified that plan.

We do not expect that we will have sufficient liquidity to make these payments in 2011. As a result, we are in discussions with all of our stakeholders and we are exploring the restructuring and possible recapitalization of these obligations, which may include the issuance of a significant amount of additional equity. Among other discussions with all of our stakeholders, the Company and the Teamsters are engaged in discussions regarding this requirement and the competitiveness of the Company through two joint labor/management committees that have been formed. A failure to address these obligations prior to 2011 would materially and adversely affect our liquidity and our ability to continue to operate our business in the ordinary course.

Our board of directors continues to evaluate the timing of a reverse stock split, and at this time, has not finalized a date. Assuming the closing price of our common stock price is not above $1.00 for ten consecutive business days by August 30, 2010, we expect to receive a delisting notice from NASDAQ. If we receive a delisting notice from NASDAQ, we would intend to request a hearing with NASDAQ to present a plan of compliance. The request for a hearing will stay the delisting of our common stock. We expect that a hearing would be scheduled 30 to 45 days after NASDAQ receives our request for a hearing. Although there is no assurance the exception would be granted which would extend the period to regain compliance with the NASDAQ marketplace rules, we believe its continued progress with all of its stakeholders would provide a solid basis for the exception.

Additional risks regarding our liquidity in 2011 if our current deferral arrangements are not extended beyond their current expected expiration dates are described in Item 1A – Risk Factors in the quarterly report.

Forward-Looking Statements in “Liquidity”

Our beliefs regarding liquidity sufficiency are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Forward-looking statements are indicated by words such as “expected” and other similar words. Our actual liquidity may differ from our projected liquidity based on a number of factors, including those listed in “—Risks and Uncertainties regarding Future Liquidity”.

Contingent Convertible Notes

The balance sheet classification of our contingent convertible notes between short-term and long-term is dependent upon certain conversion triggers, as defined in the applicable indenture. The contingent convertible notes include a provision whereby the note holder can require immediate conversion of the notes if, among other reasons, the credit rating on the contingent convertible notes assigned by Moody’s is lower than B2 or if the credit rating assigned by S&P is lower than B. At June 30, 2010 and December 31, 2009, the conversion trigger was met, and accordingly, the contingent convertible notes have been classified as a short-term liability in the accompanying consolidated balance sheets. Based upon this particular conversion right and based upon an assumed market price of our stock of $0.35 per share, our aggregate obligation for full satisfaction of the $21.7 million par value of contingent convertible notes would require cash payments of $0.2 million. Our Credit Agreement will not allow us to pay more than $1 million in cash payments with respect to the conversion of these notes unless 66 2/3% of the lenders approve the excess payments.

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

The following table illustrates our calculation for determining free cash flow for the six months ended June 30:

(in millions)	2010	2009
Net cash used in operating activities	$(14.5)	$(243.4)
Net property and equipment proceeds	24.9	11.5

Free cash flow	$10.4	$(231.9)

Operating cash flows increased $228.9 million during the six months ended June 30, 2010 versus the same period in 2009. The increase in cash from operations was largely due to a reduced net loss combined with the receipt of an $82.4 million income tax refund in February 2010 and $1.9 million in April 2010. Additionally, an increase in business volumes during the second quarter of 2010 contributed to an increase in accounts receivable and accounts payable from December 2009 to June 2010 of $27.6 million and $17.7 million, respectively. Operating cash flows used by our discontinued operations were $4.5 million for the six months ended June 30, 2010 versus cash provided by operations of $18.1 million for the same period in 2009. This decrease is mainly attributable to working capital changes.

Net property and equipment additions were $13.4 million lower in 2010 versus 2009 and reflect our continued focus on managing overall capital expenditures during the period of reduced volumes.

Net cash provided by financing activities was $30.8 million in 2010 versus $71.3 million in 2009. During the six months ended June 30, 2010, we received proceeds of $49.8 million from the sale of our 6% Notes and increased borrowings under our credit facility by $28.9 million, which in turn, provided us with the funds to pay off our 8  1/2% USF notes in the amount of $45.3 million. We also received proceeds of $15.9 million from our at the market issuance sales which are discussed further within our liquidity section. We incurred debt issuance costs of $9.6 million in 2010 in conjunction with our 6% Notes and credit facility amendments. We also paid $17.3 million of equity issuance costs related to the December 31, 2009 bond exchange and at the market transactions.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of June 30, 2010.

Contractual Cash Obligations

	Payments Due By Period
(in millions)	Less than 1 year (a)	2-3 years	4-5 years	After 5 years	Total
Balance sheet obligations:
ABS borrowings	$147.4	$—	$—	$—	$147.4
Long-term debt including interest(b)	70.6	537.3	51.3	—	659.2
Lease financing obligations including interest	39.7	83.1	86.8	205.2	414.8
Pension deferral obligations including interest	84.9	77.4	—	—	162.3
Workers’ compensation and other claims obligations	130.4	152.0	69.3	129.7	481.4

Off balance sheet obligations:
Operating leases (c)	67.9	66.0	22.7	21.5	178.1
Capital expenditures	3.6	—	—	—	3.6

Total contractual obligations	$544.5	$915.8	$230.1	$356.4	$2,046.8

(a)	Total liabilities for unrecognized tax benefits as of June 30, 2010, were $84.1 million and are classified on the Company’s consolidated balance sheet within “Other Current and Accrued Liabilities”.
(b)	Long-term debt maturities are reflected by contractual maturity for all obligations other than the contingent convertible senior notes. These notes are instead presented based on the earliest possible redemption date defined as the first date on which the note holders have the option to require us to purchase their notes at par. At June 30, 2010, these notes are convertible for cash payments of approximately $0.2 million based on an assumed market price of $0.35 per share for our common stock. Should the note holders elect to exercise the conversion options, cash payments of $0.2 million would be less than those presented in the table above.
(c)	Obligations for operating leases for YRC Logistics, a discontinued operation, have been excluded from the obligations included herein.

During the six months ended June 30, 2010, we entered into no new operating leases for revenue equipment.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Unused line of credit	$0.9	$137.3	$—	$—	$138.2
Letters of credit	526.9	—	—	—	526.9
Surety bonds	65.6	3.5	—	—	69.1

Total commercial commitments	$593.4	$140.8	$—	$—	$734.2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of June 30, 2010.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The NASDAQ’s continued listing requirements provide, among other requirements, that the minimum bid price of our common stock not fall below $1.00 per share for 30 consecutive business days. On March 3, 2010, we received from the NASDAQ a notice of non-compliance with the minimum bid price requirement and we have a grace period of 180 calendar days, or until August 30, 2010, to regain compliance with this requirement. In order to regain compliance, the closing price of our common stock must be $1.00 or greater for a minimum of ten consecutive business days during the 180-day grace period. On February 17, 2010, we received shareholder approval of an amendment to our certificate of incorporation that permits our board of directors to effect a reverse stock split within a range from 5:1 to 25:1 at anytime prior to February 17, 2011.

Our board of directors continues to evaluate the timing of a reverse stock split, and at this time, has not finalized a date. Assuming the closing price of our common stock price is not above $1.00 for ten consecutive business days by August 30, 2010, we expect to receive a delisting notice from NASDAQ. If we receive a delisting notice from NASDAQ, we would intend to request a hearing with NASDAQ to present a plan of compliance. The request for a hearing will stay the delisting of our common stock. We expect that a hearing would be scheduled 30 to 45 days after NASDAQ receives our request for a hearing. There can be no assurance that an exception would be granted to extend the period we have to regain compliance with the NASDAQ marketplace rules and our common stock will not be subject to delisting.

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

At the end of 2010, the temporary cessation of our requirement to make contributions to the multi-employer pension funds in which we participate will end absent a new agreement with the Teamsters to address this requirement. Based upon expected levels of employment in 2011, we estimate that we will be required to contribute approximately $25-30 million per month to multi-employer pension funds in 2011. Absent the consent of two-thirds in interest of the lenders under the Credit Agreement to continue the deferral of interest and fees under the Credit Agreement during 2011, the deferral will terminate at the end of 2010. In addition, for us to continue our deferral of the payment of future interest and the amortized principal to the pension funds during 2011 under the Contribution Deferral Agreement, 90% in interest of the pension funds that are a party to the Contribution Deferral Agreement must vote to continue the deferral.

Previously deferred interest and fees under the Credit Agreement of $90.8 million are not due until the end of 2011, unless a majority in interest of the lenders accelerate the payment because of a termination of the deferral under the Contribution Deferral Agreement or to the extent our cash and unblocked availability under the Credit Agreement and the ABS Facility in 2011 exceeds certain levels set forth in the Credit Agreement. Likewise, under the Contribution Deferral Agreement, previously deferred interest and amortized principal payments of $150.4 million are not due until the end of 2011, unless a majority in interest of the funds elect to accelerate the payments after termination of the deferral. The Company must also renew its ABS Facility in October 2010 and expects to address the continuation of the deferral of ABS Facility fees of $18.8 million in this renewal. In addition, if the fee and interest deferrals under the Credit Agreement do not continue in 2011, the Teamsters have the right to terminate the Amended and Restated Memorandum of Understanding on the Job Security Plan dated July 9, 2009, which, among other things, would eliminate the 15% wage reduction in place since August 2009 through March 2013 for employees of bargaining units that have ratified that plan.

We do not expect that we will have sufficient liquidity to make these payments in 2011. As a result, we are in discussions with all of our stakeholders and we are exploring the restructuring and possible recapitalization of these obligations, which is likely to include the issuance of a significant amount of additional equity. Among other discussions with all of our stakeholders, the Company and the Teamsters are engaged in discussions regarding this requirement and the competitiveness of the Company through two joint labor/management committees that have been formed. A failure to address these obligations prior to 2011 would materially and adversely affect our liquidity and our ability to continue to operate our business in the ordinary course.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity” for additional information regarding our liquidity.

Item 6.	Exhibits

2.1*	Equity Interest Purchase Agreement, dated June 25, 2010, between the Company and CEG Holdings, Inc.

3.1	Certificate of Elimination of Class A Convertible Stock of YRC Worldwide Inc., dated April 30, 2010 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on April 30, 2010, File No. 000-12255).

10.1	Amendment No. 17, dated May 3, 2010, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on May 4, 2010, File No. 000-12255).

10.2	Amendment No. 17, dated May 3, 2010, to the ABS Facility (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on May 4, 2010, File No. 000-12255).

10.3	Amendment No. 18, dated June 11, 2010, to the ABS Facility (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on June 14, 2010, File No. 000-12255).

10.4	Amendment No. 4, dated May 3, 2010 to Contribution Deferral Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on May 4, 2010, File No. 000-12255).

10.5	YRC Worldwide Inc. 2004 Long-Term Incentive and Equity Award Plan, as amended with effect from June 29, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on June 29, 2010, File No. 000-12255).

10.6*	YRC Worldwide Inc. Director Compensation Plan.

10.7*	Amendment No. 7 to Yellow Pension Plan, as amended and restated as of January 1, 2004.

10.8	At Market Issuance Sales Agreement, dated as of May 3, 2010, among the Company, Wm Smith & Co. and McNicoll, Lewis & Vlak LLC (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K, filed on May 4, 2010, File No. 000-12255).

31.1*	Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Sheila K. Taylor pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification William D. Zollars pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Sheila K. Taylor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC Worldwide Inc.
Registrant

Date: August 9, 2010	/s/ William D. Zollars
William D. Zollars
Chairman of the Board of
Directors, President & Chief
Executive Officer

Date: August 9, 2010	/s/ Sheila K. Taylor
Sheila K. Taylor
Executive Vice President
& Chief Financial Officer