Form 10-Q
period 2010-09-30
YRC Worldwide Inc.
filed 2010-11-09
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010
Common Stock, $0.01 par value per share	47,546,639 shares

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(Amounts in thousands except per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$114,944	$97,788
Accounts receivable, net	496,466	442,814
Prepaid expenses and other	180,342	242,640
Current assets of discontinued operations	—	75,578

Total current assets	791,752	858,820

Property and Equipment:
Cost	3,290,814	3,529,583
Less – accumulated depreciation	(1,683,168)	(1,708,371)

Net property and equipment	1,607,646	1,821,212

Intangibles, net	143,871	160,407
Other assets	129,801	170,176
Noncurrent assets of discontinued operations	—	21,459

Total assets	$2,673,070	$3,032,074

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$155,704	$154,671
Wages, vacations and employees’ benefits	205,051	213,754
Other current and accrued liabilities	508,940	392,392
Current maturities of long-term debt	210,258	197,127
Current liabilities of discontinued operations	—	51,884

Total current liabilities	1,079,953	1,009,828

Other Liabilities:
Long-term debt, less current portion	850,052	935,782
Deferred income taxes, net	149,711	146,576
Pension and postretirement	352,224	351,861
Claims and other liabilities	362,784	419,883
Noncurrent liabilities of discontinued operations	—	954
Commitments and contingencies

Shareholders’ Equity (Deficit):
Preferred stock, $1 par value per share	—	4,346
Common stock, $0.01 par value per share	476	40
Capital surplus	1,642,613	1,577,300
Accumulated deficit	(1,522,631)	(1,177,280)
Accumulated other comprehensive loss	(147,923)	(144,479)
Treasury stock, at cost (123 shares)	(92,737)	(92,737)

Total YRC Worldwide Inc. shareholders’ equity (deficit)	(120,202)	167,190

Non-controlling interest	(1,452)	—

Total shareholders’ equity (deficit)	(121,654)	167,190

Total liabilities and shareholders’ equity (deficit)	$2,673,070	$3,032,074

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the Three and Nine Months Ended September 30

(Amounts in thousands except per share data)

(Unaudited)

	Three Months		Nine Months
	2010	2009	2010	2009

Operating Revenue	$1,136,836	$1,203,977	$3,243,081	$3,820,916

Operating Expenses:
Salaries, wages and employees’ benefits	683,034	804,192	2,017,046	2,894,376
Equity based compensation expense	2,211	2,032	30,540	28,786
Operating expenses and supplies	235,222	274,402	716,011	895,022
Purchased transportation	122,882	128,392	337,784	381,404
Depreciation and amortization	49,785	58,346	150,491	181,173
Other operating expenses	65,967	74,399	186,471	250,290
(Gains) losses on property disposals, net	(3,429)	(11,138)	3,183	(10,579)
Impairment charges	—	—	5,281	—

Total operating expenses	1,155,672	1,330,625	3,446,807	4,620,472

Operating Loss	(18,836)	(126,648)	(203,726)	(799,556)

Nonoperating (Income) Expenses:
Interest expense	43,922	44,371	126,234	114,901
Equity investment impairment	—	—	12,338	30,374
Other, net	959	2,142	(3,832)	6,625

Nonoperating expenses, net	44,881	46,513	134,740	151,900

Loss from Continuing Operations Before Income Taxes	(63,717)	(173,161)	(338,466)	(951,456)
Income tax benefit	(3,794)	(2,078)	(9,448)	(208,901)

Net Loss from Continuing Operations	(59,923)	(171,083)	(329,018)	(742,555)
Net Income (Loss) from Discontinued Operations, net of tax	(2,514)	12,347	(17,876)	1,000

Net Loss	(62,437)	(158,736)	(346,894)	(741,555)
Less: Net Loss Attributable to Non-Controlling Interest	(696)	—	(1,543)	—

Net Loss Attributable to YRC Worldwide Inc.	$(61,741)	$(158,736)	$(345,351)	$(741,555)

Average Common Shares Outstanding – Basic and Diluted	46,530	2,381	36,930	2,379

Loss Per Share – Basic and Diluted
Loss from Continuing Operations Attributable to YRC Worldwide Inc.	$(1.27)	$(71.84)	$(8.87)	$(312.13)
Income (Loss) from Discontinued Operations	(0.06)	5.18	(0.48)	0.42

Net Loss Per Share	$(1.33)	$(66.66)	$(9.35)	$(311.71)

Amounts attributable to YRC Worldwide Inc. common shareholders:
Loss from Continuing Operations, net of tax	$(59,227)	$(171,083)	$(327,475)	$(742,555)
Income (Loss) from Discontinued Operations, net of tax	(2,514)	12,347	(17,876)	1,000

Net Loss	$(61,741)	$(158,736)	$(345,351)	$(741,555)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the Nine Months Ended September 30

(Amounts in thousands)

(Unaudited)

	2010	2009
Operating Activities:
Net loss	$(346,894)	$(741,555)
Noncash items included in net loss:
Depreciation and amortization	155,444	192,160
Equity based compensation expense	30,540	28,786
Pension settlement charges	104	7,968
Impairment charges	17,619	30,374
Gain on sale of affiliate	(638)	—
(Gains) losses on property disposals, net	4,583	(10,555)
Deferred income tax benefit, net	(9,963)	(196,134)
Amortization of deferred debt costs	35,697	18,488
Other noncash items, net	(2,537)	7,477
Changes in assets and liabilities, net:
Accounts receivable	(37,635)	188,164
Accounts payable	(3,367)	(75,669)
Other operating assets	74,538	67,768
Other operating liabilities	73,184	166,987

Net cash used in operating activities	(9,325)	(315,741)

Investing Activities:
Acquisition of property and equipment	(12,935)	(35,179)
Proceeds from disposal of property and equipment	71,343	106,010
Disposition of affiliate, net of cash sold	22,883	—
Other	5,223	3,462

Net cash provided by investing activities	86,514	74,293

Financing Activities:
Asset backed securitization borrowings (payments), net	(23,497)	40,695
Issuance of long-term debt	153,458	471,130
Repayment of long-term debt	(187,858)	(377,048)
Debt issuance costs	(12,713)	(55,907)
Equity issuance costs	(17,323)	—
Equity issuance proceeds	15,906	—
Stock issued in connection with the 6% Notes	11,994	—

Net cash (used in) provided by financing activities	(60,033)	78,870

Net Increase (Decrease) In Cash and Cash Equivalents	17,156	(162,578)

Cash and Cash Equivalents, Beginning of Period	97,788	325,349

Cash and Cash Equivalents, End of Period	$114,944	$162,771

Supplemental Cash Flow Information:
Income tax refunds, net	$83,035	$37,613
Pension contribution deferral transfer to long-term debt	$4,361	$157,216
Lease financing transactions	$29,613	$305,080
Interest paid in stock for the 6% Notes	$2,007	$—

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY (DEFICIT)

YRC Worldwide Inc. and Subsidiaries

For the Nine Months Ended September 30

(Amounts in thousands)

(Unaudited)

2010
Preferred Stock
Beginning balance	$4,346
Conversion of preferred shares to common shares	(4,346)

Ending balance	$—

Common Stock
Beginning balance	$40
Conversion of preferred shares to common shares	383
Shares issued in connection with ABS amendment	10
At the market issuances of common stock	18
Stock issued in connection with the 6% Notes	23
Interest paid in stock for the 6% Notes	2

Ending balance	$476

Capital Surplus
Beginning balance	$1,577,300
Share-based compensation	27,647
Conversion of preferred shares to common shares	3,963
Beneficial conversion feature of 6% notes	3,341
Issuance of equity in exchange for debt and interest (net of transaction costs)	(2,000)
Shares issued in connection with ABS amendment	3,017
At the market issuances of common stock (net of transaction costs)	15,370
Stock issued in connection with the 6% Notes	11,970
Interest paid in stock for the 6% Notes	2,005

Ending balance	$1,642,613

Accumulated Deficit
Beginning balance	$(1,177,280)
Net loss attributable to YRC Worldwide Inc.	(345,351)

Ending balance	$(1,522,631)

Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(144,479)
Pension, net of tax:
Reclassification of net losses to net income	2,907
Deferred tax rate adjustments	(1,080)
Foreign currency translation adjustment	(5,271)

Ending balance	$(147,923)

Treasury Stock, At Cost
Beginning and ending balance	$(92,737)

Total YRC Worldwide Inc. Shareholders’ Equity (Deficit)	$(120,202)

Noncontrolling Interest
Beginning balance	$—
Noncontrolling interest in Jiayu	115
Net loss attributable to the noncontrolling interest	(1,543)
Foreign currency translation adjustments	(24)

Ending balance	$(1,452)

Total shareholder’s equity (deficit)	$(121,654)

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries

(Unaudited)

1.	Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. These services include global, national and regional ground transportation as well as logistics. Our operating subsidiaries include the following:

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

•

YRC Regional Transportation (“Regional Transportation”) is the reporting unit for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of New Penn, Holland and Reddaway. These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the U.S., Canada, Mexico and Puerto Rico. Approximately 94% of Regional Transportation LTL shipments are completed in two days or less.

•	YRC Truckload (“Truckload”) reflects the results of Glen Moore, a provider of truckload services throughout the U.S.

•

YRC Logistics planned and coordinated the movement of goods worldwide to provide customers a single source for logistics management solutions. On August 13, 2010, we completed the initial closing of the sale of the majority of our YRC Logistics business to a third party. In addition, certain other operations ceased during the quarter ended June 30, 2010. As a result, the YRC Logistics segment has been reported as discontinued operations for all periods presented. See Note 15 “Discontinued Operations” for further discussion.

At November 1, 2010, approximately 74% of our labor force is subject to various collective bargaining agreements, which predominantly expire in 2015, assuming certain conditions are met. See “Liquidity – Ratification of Labor Agreement Modification”.

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

The board of directors approved a reverse stock split effective September 30, 2010 at a ratio of 1:25. The reverse stock split was effective on NASDAQ on October 1, 2010. Fractional shares were not issued in connection with the reverse stock split. Stockholders who otherwise held fractional shares were entitled to a cash payment (without interest or deduction) in respect of such fractional shares. Fractional shares were collected and pooled by our transfer agent and sold in the open market and the proceeds were allocated to the stockholders’ respective accounts pro rata in lieu of fractional shares.

The reverse stock split reduced the number of shares of our common stock available for issuance under our employee and director equity plans in proportion to the reverse stock split ratio. Under the terms of our outstanding equity awards, the reverse stock split reduced the number of shares of our common stock issuable upon exercise or vesting of such awards in proportion to the reverse stock split ratio and caused a proportionate increase in the exercise price of such awards to the extent they were stock options. The number of shares of our common stock issuable upon exercise or vesting of outstanding equity awards was rounded to the nearest whole share and no cash payment was made in respect of such rounding. Shareholders’ Equity (Deficit) has been retroactively adjusted to give effect to the reverse stock split for all periods presented by reclassifying from Common stock to Capital surplus, the par value of the share reduction in connection with the reverse split. In addition, all share numbers and per share amounts in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been retroactively adjusted to give effect to the reverse stock split.

Assets Held for Sale

When we plan to dispose of property or equipment by sale, the asset is carried in the financial statements at the lower of the carrying amount or estimated fair value, less cost to sell and is reclassified to assets held for sale. Additionally, after such reclassification, there is no further depreciation taken on the asset. For an asset to be classified as held for sale, management must approve and commit to a formal plan, the sale should be anticipated during the ensuing year and the asset must be actively marketed, be available for immediate sale, and meet certain other specified criteria.

At September 30, 2010 and December 31, 2009, the net book value of assets held for sale was approximately $79.6 million and $112.8 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets. We recorded charges of $3.9 million and $27.2 million for the three and nine months ended September 30, 2010, and $6.7 million and $13.8 million for the three and nine months ended September 30, 2009, respectively, to reduce properties and equipment held for sale to estimated fair value, less cost to sell. These charges are included in “(Gains) losses on Property Disposals, Net” in the accompanying statements of consolidated operations.

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

We believe that the accounting estimate related to asset impairment is a critical accounting estimate because: (1) it requires our management to make assumptions about future revenues over the life of the asset, and (2) the impact that recognizing an impairment would have on our financial position, as well as our results of operations, could be material. Management’s assumptions about future revenues require significant judgment because actual revenues have fluctuated in the past and may continue to do so. In estimating future revenues, we use our internal business forecasts. We develop our forecasts based on recent revenue data for existing services and other industry and economic factors. To the extent that we are unable to achieve forecasted improvements in shipping volumes and pricing initiatives or realize forecasted cost savings, the Company may incur significant impairment losses on property and equipment or intangible assets.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and asset-backed securitization borrowings approximates their fair value due to the short-term nature of these instruments.

3.	Liquidity

The following table provides details of the outstanding components and unused available (deficit) capacity under the Credit Agreement and ABS Facility (each, as defined below) at September 30, 2010 and December 31, 2009:

(in millions)	September 30, 2010	December 31, 2009
Capacity:
Revolving loan	$772.8	$950.0
ABS Facility	350.0	400.0

Total maximum capacity	1,122.8	1,350.0

Amounts outstanding:
Revolving loan	(149.9)	(329.1)
Letters of credit (9/30/10: $454.2 revolver; $72.2 ABS Facility)	(526.4)	(538.3)
ABS Facility borrowings	(122.8)	(146.3)

Total outstanding	(799.1)	(1,013.7)

ABS borrowing base limitations	(155.0)	(178.2)
Restricted Revolver reserves	(122.8)	(159.8)

Total restricted capacity	(277.8)	(338.0)

Unrestricted unused capacity (deficit) (9/30/10: $45.9 revolver; $0.0 ABS Facility)	$45.9	$(1.7)

Credit Agreement Amendments

On May 3, 2010, we entered into Amendment No. 17 and on July 28, 2010, we entered into Amendment No. 18 to our Credit Agreement, dated as of August 17, 2007 (as amended, the “Credit Agreement”). The amendments are described below.

Amendment No. 17

We have entered into an arrangement to sell up to $103 million in gross proceeds of shares of common stock (on a gross proceeds basis) in an at-the-market issuance program. See “—At Market Issuance Sales Agreement” below. Amendment No. 17 to the Credit Agreement permits us to retain the net proceeds from any such sales as described below:

Equity Issuances

Amendment No. 17 provides that we may receive up to $100 million of net cash proceeds from the issuance of equity interests during the period commencing on May 3, 2010 and ending on the earlier of December 31, 2010 or the date on which we receive $100 million of net cash proceeds from such equity issuances, without having to use such net cash proceeds to make a mandatory prepayment under the Credit Agreement. The net cash proceeds from such equity issuances are deposited into a new deposit account (the “New Account”). We will be able to use the funds in the New Account for general corporate purposes. While any funds are in the New Account, they will not count toward the calculation of Liquidity (as defined in the Credit Agreement), the calculation of Unrestricted Cash (as defined in the Credit Agreement) or the calculation of Excess Cash Flow (as defined in the Credit Agreement) in each case for purposes of the mandatory prepayment requirements. The funds in the New Account will count as Available Cash (as defined in the Credit Agreement). Additionally, we will not be able to request loans under the Credit Agreement until the balance in the New Account is zero. Other than the net cash proceeds from the issuance of such equity interests, no funds may be deposited into the New Account, and once funds have been withdrawn they may not be re-deposited. As of September 30, 2010 the balance in this New Account was $15.4 million which represents our net proceeds from our at the market issuances.

Voluntary Prepayments of Certain Obligations

Amendment No. 17 to the Credit Agreement modifies the restriction on voluntary prepayments of any amounts owing under the Contribution Deferral Agreement or indebtedness, including a prohibition on the Company using the up to $100 million of net cash proceeds from the equity issuance described above to make such voluntary prepayments.

Amendment No. 18

We entered into an agreement to sell the majority of our logistics business for $37 million (prior to any purchase price adjustments). See “—Sale of YRC Logistics” below. Amendment No. 18 to the Credit Agreement provides us with access to the net cash proceeds from the sale as described below:

Sale of YRC Logistics

The Credit Agreement requires us to prepay amounts outstanding under the Credit Agreement with 100% of the net cash proceeds received from the sale of YRC Logistics. Pursuant to Amendment No. 18, these net cash proceeds will be applied to outstanding unblocked revolver loans under the Credit Agreement (without a corresponding commitment reduction to the unblocked revolver) and the new revolver reserve block under the Credit Agreement will be permanently reduced by 50% of that amount.

Mandatory Prepayments

Pursuant to the terms of Amendment No. 18, on and after August 10, 2010, upon a Prepayment Event (except for certain sale and leaseback transactions described below) or an Excess Cash Flow Sweep (as defined in the Credit Agreement), a mandatory prepayment will be made in an amount, and in accordance with the provisions of, the Credit Agreement prior to giving effect to Amendment No. 18, except that:

(i)	outstanding permitted interim loans will be repaid after (rather than before) new revolver reserve block loans, existing revolver reserve block (performance) loans and unblocked revolver loans (in each case (other than permitted interim loans) with a corresponding permanent commitment reduction), and

(ii)	outstanding term loans are paid ratably with the unblocked revolver.

The first $20 million of net cash proceeds received from sale and leaseback transactions received on and after August 10, 2010 will be treated as follows:

(i)	25% of the net cash proceeds will be applied in accordance with the provisions described in the paragraph above,

(ii)	75% of the net cash proceeds will be applied to outstanding unblocked revolver loans (without a corresponding commitment reduction to the unblocked revolver), and

(iii)	the new revolver reserve block will be permanently reduced by 50% of the net cash proceeds.

Conversion of Revolving Loans and LC Limits

Amendment No. 18 converted $150 million of outstanding revolving loans to term loans. In addition, Amendment No. 18 reduced the letter of credit sublimit to $550 million and limited foreign currency letters of credit to $25 million. As of September 30, 2010, the senior revolving credit facility had a capacity of $772.8 million and the senior term loan outstanding principle was $260.2 million.

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

Our minimum Consolidated EBITDA (as defined in the Credit Agreement) covenant in respect of the periods ending September 30, 2010 and December 31, 2010 is as follows:

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

In connection with Amendment No. 18 to the ABS Facility, we paid fees to the Co-Agents (the “Closing Fees”). The Closing Fees were paid by the Company by the issuance to the Co-Agents (or their designees) of an aggregate of 1.0 million shares (25.4 million shares prior to the adjustment for the reverse stock split) of unregistered restricted common stock of the Company of which 0.8 million shares (20.7 million shares prior to the adjustment for the reverse stock split) were issued as of June 30, 2010 and the remaining 0.2 million shares (4.7 million shares prior to the adjustment for the reverse stock split) were issued on July 22, 2010. To value these shares issued in lieu of cash fees, we completed a fair value analysis and concluded that the value of these shares as of June 30, 2010 was $3.0 million.

On October 20, 2010, we entered into Amendment No. 19 to the ABS Facility.

—Maturity

Amendment No. 19 extends the expiration of the ABS Facility to October 19, 2011; provided, that the ABS Facility will expire on January 10, 2011 if the Agreement for the Restructuring of the YRC Worldwide Inc. Operating Companies, dated September 24, 2010, among the International Brotherhood of Teamsters (the “IBT”) and certain subsidiaries of the Company (the “IBT Agreement”) is not in full force and effect on January 10, 2011.

—Capacity and Availability

Amendment No. 19 reduces the aggregate commitments under the ABS Facility from $350 million to $325 million.

—Interest and Fees

Amendment No. 19 provides for a 1% increase in the Default Rate, LIBOR Rate and LMIR (each as defined in the ABS Facility) on each of April 30, 2011 and June 30, 2011.

In connection with Amendment No. 19, we and the Co-Agents agreed that:

•

The $10.0 million fee that was previously due on October 26, 2010 has been deferred and is payable in two installments of $5 million on each of March 1, 2011 and April 30, 2011 unless payment is accelerated due to the occurrence of (i) the Amortization Date (as defined in the ABS Facility) or (ii) a Deferral Termination Event (as defined in the Company’s credit agreement) (each of (i) and (ii), an “Accelerated Deferred Fee Payment Date”); provided, that if the ABS Facility is refinanced, then Yellow Roadway Receivable Funding Corporation (“YRRFC”) will not have to pay any portion of this deferred fee that is due and payable after the refinance date.

•	YRRFC will pay the Co-Agents an additional $5 million fee on June 30, 2011 (or an Accelerated Deferred Fee Payment Date) if the ABS Facility is not refinanced by that date.

•

YRRFC paid the Co-Agents on the effective date of Amendment No. 19 the interest and letter of credit, program and administration fees that were previously deferred, which was approximately $13 million. The portion of such interest and fees in excess of the interest and fee rates in place prior to February 12, 2009 will begin to be deferred from October 20. 2010 until the earlier of March 1, 2011 and an Accelerated Deferred Fee Payment Date, at which time YRRFC will begin to make cash payments for such incremental interest and fees. If the ABS Facility is refinanced by March 1, 2011, then YRRFC will not have to pay the interest and letter of credit, program and administration fees that are deferred from October 20, 2010. We expect these deferred interest and fees to be approximately $4 million from October 20, 2010 through March 1, 2011 based on expected borrowings.

•

The letter of credit fees will increase by 1% and the program and administrative fees will each increase by 0.5% on each of April 30, 2011 and June 30, 2011 if the ABS Facility is not refinanced by those dates.

The ABS Facility will be deemed refinanced if: (i) YRRFC has repaid all borrowings under the ABS Facility and has paid the Purchasers (as defined in the ABS Facility) and Co-Agents all amounts due under the ABS Facility; (ii) all letters of credit under the ABS Facility have been surrendered; (iii) the commitments of the Purchasers and LC Issuer have terminated; and (iv) there are no continuing obligations of the Purchasers, Co-Agents and LC Issuer under the ABS Facility.

—Servicer Defaults

Amendment No. 19 provides that a Servicer Default (as defined in the ABS Facility) will occur if, among other things,: (i) the IBT Agreement shall not be in full force and effect; or (ii) the Co-Agents do not consent prior to a restructuring of the Company.

For purposes of the ABS Facility, a restructuring of the Company includes, among other things:

•

The issuance of equity if the number of shares of capital stock, on a fully diluted basis, in respect of any such issuances since October 20, 2010 exceeds 5% of the Company’s outstanding shares of capital stock on October 20, 2010; provided, that the issuance of capital stock (i) under the Company’s at-the-market issuance program, (ii) in the conversion of, or payment of interest under, the 6% Notes and (iii) under the Company’s single-employer benefit plans will not count against the 5% limitation described above.

•

The issuance of, entering into, restructuring of or refinancing of any debt securities, notes, credit agreements or credit facilities (other than indebtedness arising under the ABS Facility, our Credit Agreement or our 6% Notes) having individually a principal amount in excess of $10 million.

•	The exchange or conversion of any obligations or liabilities for or into capital stock, debt securities or any other instrument or agreement described in the two bullets above.

•	Any Capital Event (as defined in the IBT Agreement).

•	Any amendment, restatement, supplement or other modification to our Credit Agreement or 6% Notes.

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

As of September 30, 2010 the amounts deferred under the above provision were $78.1 million.

Additionally, we deferred amendment fees of $31.8 million in October 2009, which are fully earned but not due and payable until the earlier of December 31, 2011 or the occurrence of a termination event.

Finally, the interest due in relation to our deferred pension payments under the Contribution Deferral Agreement has also been deferred beginning on January 1, 2010. As of September 30, 2010, interest deferred related to these payments was $7.0 million.

In addition to the deferred interest, we have also deferred the 2010 monthly payments for amounts deferred under the Contribution Deferral Agreement totaling approximately $35 million.

Contribution Deferral Agreement Amendments

Effective May 3, 2010 and August 3, 2010, we entered into Amendment No. 4 and Amendment No. 5 to the Contribution Deferral Agreement, respectively. Pursuant to the Contribution Deferral Agreement dated as of June 17, 2009, with certain of the multiemployer pension funds to which we contribute (the “Contribution Deferral Agreement”), we have deferred the payment of contributions to these funds. Under Amendment No. 4 and Amendment No. 5, the calculation of Liquidity (as defined in the Contribution Deferral Agreement) for the Liquidity Cash Sweep (as defined in the Credit Agreement) thereunder was amended to conform it to the test in the Credit Agreement (after giving effect to Amendment No. 17 and Amendment No. 18, respectively, to the Credit Agreement), except that the Liquidity test under the Contribution Deferral Agreement subtracts any commitment reduction or prepayment under the Credit Agreement.

Effective August 10, 2010, we entered into Amendment No. 6 to the Contribution Deferral Agreement to approve Amendment No. 18 to the Credit Agreement, which allows 100% of the net cash proceeds from the sale of YRC Logistics to be applied to outstanding unblocked revolver loans under the Credit Agreement (without a corresponding commitment reduction to the unblocked revolver) and the new revolver reserve block under the Credit Agreement to be permanently reduced by 50% of that amount. Additionally, Amendment No. 6 amended the terms of the Contribution Deferral Agreement to require the approval of 90% (rather than 100%) of the pension funds party to the Contribution Deferral Agreement to waive any additional payment of deferred pension obligations and continue the deferral in the event that the Company makes any mandatory prepayment, commitment reduction, additional interest or fee or any other incremental payment to the lenders under the Credit Agreement that was not required as of August 10, 2010.

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

During the three months ended June 30, 2010, we completed the sale of 1.8 million shares (44.9 million shares prior to the adjustment for the reverse stock split) for net proceeds of $15.4 million as part of our at the market offerings. No additional at the market transactions were completed during the three months ended September 30, 2010.

Sale of YRC Logistics

In June 2010, we entered into an Equity Interest Purchase Agreement (the “Agreement”) with CEG Holdings, Inc. (now known as MIQ Holdings Inc.) (“CEG”), a subsidiary of Austin Ventures to sell YRC Logistics for an aggregate of approximately $37.0 million in cash. On August 13, 2010, the Company and CEG, held the initial closing of the transactions contemplated by the Agreement. At the initial closing, CEG paid the Company approximately $33.6 million, which included $31.9 million of the purchase price and approximately $1.6 million for retained insurance claims. Approximately $2.3 million of the purchase price was deposited into an escrow account for subsequent closings of foreign subsidiaries and approximately $2.8 million of the purchase price was deposited into an escrow account (one-half of which will be held for 12 months and one-half will be held for 18 months) to satisfy certain indemnification claims by CEG that may arise. Following the initial closing, a succession of delayed closings and payments will occur to transfer certain foreign subsidiaries to CEG as required regulatory approvals and licensing transfers in foreign jurisdictions are obtained. As of September 30, 2010 four delayed closings remained for a total purchase price of $0.8 million. We expect to collect more than $10 million related to the working capital adjustment in the fourth quarter of 2010, subject to final resolution of working capital adjustments between the Company and CEG.

Ratification of Labor Agreement Modification

On September 24, 2010, we entered into a tentative labor agreement with the Teamsters National Freight Industry Negotiating Committee (“TNFINC”). TNFINC is the committee that the International Brotherhood of Teamsters (the “Teamsters”) has designated to represent the Teamster employees of the Company in negotiations regarding the tentative agreement. On September 29, 2010, the Board of Directors of the Company approved the tentative agreement, and the Teamsters approved submitting the tentative agreement to the Teamster represented employees of the Company’s subsidiaries for ratification. Our eligible Teamster represented employees ratified the tentative agreement on October 30, 2010.

Ratification of the tentative agreement extended the current expiration of the National Master Freight Agreement (“NMFA”), which currently governs labor terms and conditions for most of the Company’s Teamster employees, from March 31, 2013 to March 31, 2015. The modified NMFA also provides the following:

•

The temporary cessation of the payment of pension contributions to the multi-employer pension funds (the “Funds”) in which the company’s subsidiaries participate would continue until June 1, 2011, at which time the Company’s subsidiaries would contribute to those Funds until the end of the extended term of the NMFA at the rate of 25% of the contribution rate in effect on July 1, 2009. Modifications to pension contributions will require the approval of the multi-employer pension funds to which the Company contributes.

•

Wage increases were provided for in 2013 and 2014 during the extended term of the NMFA, but the 15% wage reduction was also extended through the extended term of the NMFA and would apply to the new increases.

•	Significant changes were made in the work rules applicable to the Company’s subsidiaries and made uniform across all regional and job classification supplemental agreements to the NMFA.

•	Health and welfare contribution increases were set at 35 cents per hour during each year of the extended term.

•

TNFINC was given the right to approve certain changes of control applicable to the Company. If TNFINC approval is not received, TNFINC may declare the wage, benefit and work rule concessions null and void on a prospective basis.

•	In the event of a bankruptcy of the Company, TNFINC may declare the wage, benefit and work rule concessions null and void.

The Company has begun discussions to restructure the debt under its Credit Agreement, which may include additional capital investment (debt and/or equity) by third parties in a recapitalization. The modified NMFA also provides the following:

•	TNFINC would have the right to approve the various transactions comprising the restructuring/recapitalization.

•

If TNFINC’s approval is not obtained, TNFINC may declare the wage, benefit and work rule concessions null and void on a prospective basis, and the Company would owe its Teamster employees an amount equal to the concessions that in fact benefited the Company prior to the termination.

•	TNFINC would have significant rights to participate in the restructuring/recapitalization discussions.

•

In deciding whether to give its approval to a restructuring/recapitalization, TNFINC could demand on behalf of Teamster represented employees of the Company’s subsidiaries additional compensation if negotiated performance triggers are met, equity participation, specified terms in the restructuring, specified indebtedness levels resulting from the transactions, governance rights and financial viability criteria.

•

The Company is required to enter into definitive agreements to effect the restructuring/recapitalization by December 31, 2010 and close those transactions by March 31, 2011, or in each case, such later date as TNFINC would agree and, in each case, on terms and conditions that TNFINC approves.

The Company agreed to expand TNFINC’s board participation from one to two board members upon completion of a restructuring/recapitalization that TNFINC approves.

Risks and Uncertainties Regarding Future Liquidity

In light of our recent operating results, we have satisfied our short term liquidity needs through a combination of borrowings under our credit facilities, retained proceeds from asset sales, sale/leaseback financing transactions, issuances of our common stock and 6% Notes and an income tax refund from the IRS. In an effort to further manage liquidity, we have also instituted the deferral of pension plan payments and certain interest and fees. As our operating results improve, we expect that cash generated from operations will reduce our need to continue to rely upon these sources of liquidity to meet our short term funding requirements.

In August 2009, the employees in most of our bargaining units who are represented by the International Brotherhood of Teamsters (the “Teamsters”) ratified a modification to our collective bargaining agreement (the “Prior MOU”) to (among other things) implement a 15% wage reduction (which includes the 10% wage reduction previously implemented in January 2009) and a temporary cessation of the requirement for the Company’s subsidiaries to make contributions to union multi-employer pension funds. The wage reduction and the temporary pension contribution cessation have also improved our liquidity position; however, the temporary pension contribution cessation ends at the end of 2010 without further action by the multi-employer pension funds as described below. In October 2010, the employees in most of our bargaining units who are represented by the Teamsters ratified additional modifications to our collective bargaining agreement (the “MOU”), which, among other items, extends the wage reduction until March 2015, institutes work rule changes, extends the temporary pension contribution cessation until June 1, 2011 and reduces the contribution rate to the multi-employer pension funds to 25% of the July 2009 rate from June 2011 through March 2015. The extension of the temporary pension contribution cessation and the reduced pension contribution rate are subject to the approval of the pension funds.

The MOU requires us to enter into definitive agreements by December 31, 2010 to restructure the debt under our Credit Agreement, which may include additional capital investment (debt and/or equity) by third parties in a recapitalization, and to close the transactions by March 31, 2011. The committee that represents the Teamsters in negotiations regarding our collective bargaining agreement (“TNFINC”) must consent to the terms of the restructure/recapitalization transaction and may modify the deadlines set forth in the MOU.

To continue to have sufficient liquidity to meet our cash flow requirements through December 31, 2010 and into 2011:

•	our operating results must continue to stabilize or recover quarter-over-quarter and shipping volumes must continue to stabilize or recover quarter-over-quarter;

•	we must continue to have access to our credit facilities;

•	we must continue to defer payment of:

•	interest and fees to our lenders under the Credit Agreement

•	interest and facility fees to purchasers of our accounts receivable pursuant to the ABS Facility from the October 20, 2010 renewal of the ABS Facility

•	interest and principal to our pension funds pursuant to the Contribution Deferral Agreement;

•	the cost savings under our collective bargaining agreement, including wage reductions, temporary cessation of pension contributions and savings due to work rule changes, must continue;

•	we must complete real estate sale transactions currently under contract as anticipated; and

•	we must continue to implement and realize substantial cost savings measures to match our costs with business levels and to continue to become more efficient.

Some or all of these factors may be beyond our control. We also cannot give assurance that we will continue to maintain covenant compliance under our financing facilities, Contribution Deferral Agreement and labor agreements, the failure of which would have a material adverse effect on our business, financial condition and operating results.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The uncertainty regarding the Company’s ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about the Company’s ability to continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future). These financial statements do not include any adjustments that might result from the outcome of this uncertainty. See our Annual Report on Form 10-K for additional information regarding our ability to continue as a going concern. If we are unable to fund our operations through operating cash flows, existing credit facilities, sales of non-strategic assets and business lines and other capital market transactions, we would consider in court and out of court restructuring alternatives.

We expect to continue to monitor our liquidity carefully, work to reduce this uncertainty and address our cash needs through a combination of one or more of the following actions:

•	we continue to, and expect to implement further cost actions and efficiency improvements;

•	we will continue to aggressively seek additional and return business from customers;

•	if appropriate, we may sell additional equity or pursue other capital market transactions

•	we may consider selling non-strategic assets or business lines; and

•	we expect to carefully manage receipts and disbursements, including amounts and timing, focusing on reducing days sales outstanding and managing days payables outstanding.

At December 31, 2010, the temporary cessation of our requirement to make contributions to the multi-employer pension funds in which we participate will end absent the approval of each of our affected multi-employer pension funds to extend the temporary cessation until June 1, 2011. We also need approval of each of these pension funds to resume contributions at a reduced 25% contribution rate after the temporary cessation ends. In addition, under the Contribution Deferral Agreement, 90% approval of the pension funds in interest is required to continue our deferral of the payment of future interest and the amortized principal to the pension funds during 2011 under the Contribution Deferral Agreement. Based upon expected levels of employment in 2011, we estimate that we will be required to contribute approximately $25 – $30 million per month to multi-employer pension funds in 2011 if the pension funds do not approve the extension of the temporary cessation and the reduced contribution rate after the cessation ends. Under the Contribution Deferral Agreement, previously deferred interest and amortized principal payments of $42.0 million are not due until the end of 2011; unless a majority in interest of the pension funds elect to accelerate the payments after termination of the deferral.

Absent the consent of two-thirds in interest of the lenders under the Credit Agreement to continue the deferral of interest and fees under the Credit Agreement during 2011, the deferral will terminate at December 31, 2010. Previously deferred interest and fees under the Credit Agreement of $109.9 million are not due until the end of 2011, unless a majority in interest of the lenders accelerate the payment because of a termination of the deferral under the Contribution Deferral Agreement or to the extent our cash and unblocked availability under the Credit Agreement and the ABS Facility in 2011 exceeds certain levels set forth in the Credit Agreement.

The Company renewed its ABS Facility on October 20, 2010 and continued the deferral of the $10 million commitment fee in two payments of $5 million on each of March 1, 2011 and April 30, 2011 and deferred an additional $5 million commitment fee until June 30, 2011. Deferred interest and fees from October 20, 2010 through March 1, 2011, expected to be approximately $4 million, are due and payable on March 1, 2011. However, if we can refinance the ABS Facility prior to the due date of any of these payments, then the payments will be waived.

TNFINC may declare the wage, benefit and work rule concessions in the MOU null and void on a prospective basis, and we would owe our Teamster employees an amount equal to the concessions that in fact benefited us prior to the termination if, among other things, we do not enter into and consummate a restructure/recapitalization transaction that is approved by TNFINC within the December 31, 2010 and March 31, 2011 deadlines set forth in the MOU (which deadlines may be extended by TNFINC). In addition, if the fee and interest deferrals under the Credit Agreement do not continue in 2011, TNFINC has the right to terminate the Prior MOU, which, among other things, would eliminate the 15% wage reduction in place through March 2015 for employees of bargaining units that have ratified the Prior MOU.

We do not expect that we will have sufficient liquidity to pay deferred amounts under the Credit Agreement and CDA, make contributions to multi-employer pension funds in amounts greater than set forth in the MOU or lose wage, benefit and work rule concessions in 2011. As a result, we are in discussions with all of our stakeholders and we are exploring the restructuring and possible recapitalization of these obligations, which may include the issuance of a significant amount of additional equity. A failure to address these obligations prior to the dates that the deferrals would end or the multi-employer pension fund contributions would begin, or the termination of the wage, benefit and work rule concessions in the MOU, would materially and adversely affect our liquidity and our ability to continue to operate our business in the ordinary course.

4.	Debt and Financing

Total debt consisted of the following:

(in millions)	September 30, 2010	December 31, 2009
Revolving credit facility	$149.9	$329.1
Term loan (par value of $260.2 and $111.5)	261.0	112.6
ABS borrowings, secured by accounts receivable	122.8	146.3
USF senior notes ($45.0 par value)	—	45.3
Contingent convertible senior notes	1.9	21.7
6% convertible senior notes ($69.4 par value)	55.3	—
Pension contribution deferral obligations	139.7	153.0
Lease financing obligations	328.6	318.9
Other	1.1	6.0

Total debt	$1,060.3	$1,132.9
Current maturities of long-term debt	(2.9)	(27.6)
Current maturities of lease financing obligations	(3.0)	(2.7)
Current maturities of pension contribution deferral Obligations	(81.5)	(20.5)
ABS borrowings	(122.8)	(146.3)

Long-term debt	$850.1	$935.8

As of September 30, 2010, we were in compliance with the various debt covenants, as amended, under our lending agreements.

Asset-Backed Securitization Facility

At September 30, 2010, our underlying accounts receivable supported total capacity under our ABS Facility of $195.0 million. In addition to the $122.8 million outstanding, the ABS Facility capacity was also reduced by outstanding letters of credit of $72.2 million resulting in no unused capacity at September 30, 2010.

6% Convertible Senior Notes Due 2014

In February 2010, we entered into a note purchase agreement with certain investors pursuant to which the investors agreed to purchase up to $70 million in aggregate principal amount of our 6% convertible senior notes due 2014 (the “6% Notes”). The 6% Notes bear interest at 6%, payable in February and August of each year. The sale of the 6% Notes was structured to occur in two closings. Pursuant to the note purchase agreement, we sold $49.8 million of the 6% Notes to the investors at the first closing in February 2010 and sold an additional $20.2 million of 6% Notes to the investors in the second closing in August 2010.

The 6% Notes are convertible, at the note holder’s option, prior to the maturity date into shares of our common stock. The 6% Notes were initially convertible at a conversion price of $10.75 per share ($0.43 per share prior to the adjustment for the reverse stock split), which is equal to a conversion rate of approximately 93 shares (2,326 shares prior to the adjustment for the reverse stock split) per $1,000 principal amount of 6% Notes, subject to certain adjustments. The 6% Notes provide for caps within the second anniversary of the first closing such that a holder and its affiliates is not entitled to convert its 6% Notes to the extent that the holder and its affiliates would hold greater than 4.9% of the then outstanding common stock after such conversion, unless timely waived by the holder. The 6% Notes also provide a cap through stated maturity such that any holder and its affiliates is not entitled to convert its notes to the extent that the holder and its affiliates would own greater than 9.9% of the voting power of our stock. Beginning on February 23, 2012, we may convert the 6% Notes pursuant to a mandatory conversion into shares of our common stock if the market price of our common stock meets certain thresholds.

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

The 6% Notes indenture provides that the maximum number of shares of our common stock that can be issued in respect of the 6% Notes upon conversion or with respect to the payment of interest or in connection with the make whole premium or otherwise shall be limited to 8,075,200 (201,880,000 prior to the adjustment for the reverse stock split) shares of common stock for $70 million in aggregate principal amount of the 6% Notes, subject to certain adjustments. If the limit is reached, no holder is entitled to any other consideration on account of shares not issued. This limitation terminates if the holders of our common stock approve the termination of this limitation.

On August 2, 2010, we entered into a letter agreement (the “Letter Agreement”) with the investors to facilitate the issuance of the remaining $20.2 million of 6% Notes, and on August 3, 2010, the issuance and sale of those remaining 6% Notes to the investors was completed. Pursuant to the Letter Agreement, the investors accepted our required certifications that were conditions to closing under the note purchase agreement and, in turn, provided a certificate to the escrow agent to release the $20.2 million in escrowed purchase price. Also pursuant to the Letter Agreement, we temporarily increased the conversion rate under the 6% Note indenture on the date of the second closing for a period of 20 days to 4,000 shares (100,000 shares prior to the adjustment for the reverse stock split) of our common stock per $1,000 in principal amount of Notes (the “Adjusted Conversion Rate”). This had the effect of reducing the conversion price to $0.25 per share ($0.01 per share prior to the adjustment for the reverse stock split). Using this Adjusted Conversion Rate, the investors converted $590,000 of principal amount of their 6% Notes into an aggregate of 2,360,000 shares (59 million shares prior to the adjustment for the reverse stock split) of our common stock. The 2,360,000 shares of common stock did not include any common stock to be issued to holders of 6% Notes in respect of interest on the 6% Notes that we paid on August 16, 2010 (in respect of the August 15th interest payment date set forth in the Notes). Immediately following the 20-day period, the Conversion Rate reverted back to the initial conversion rate of approximately 93 shares (2,326 shares prior to the adjustment for the reverse stock split) of common stock per $1,000 in principal amount of the 6% Notes ($10.75 per share, $0.43 per share prior to the adjustment for the reverse stock split)). Any future conversions remain subject to the 6% Note indenture limitation that provides that no more than 8,075,200 shares of common stock may be issued in respect of the 6% Notes.

The proceeds from the second closing were used to fund the repurchase of $19.8 million of the Company’s outstanding 5.0% Contingent Convertible Senior Notes due 2023 pursuant to put options exercised on August 9, 2010.

Assuming that the entire outstanding aggregate principal amount of $69.4 million of 6% Notes had been converted at the note holders’ option as of September 30, 2010 and October 31, 2010, respectively, an aggregate of 5,503,972 shares (137,599,296 shares prior to the adjustment for the reverse stock split), of our common stock would have been issued as a result of such conversion, including the make whole premium described above. As of the date of this report, 2,571,228 shares (64,280,704 shares prior to the adjustment for the reverse stock split) of common stock have been issued on account of the 6% Notes and a maximum of 5,503,972 additional shares of our common stock may be issued in respect of the 6% Notes. Such limitation on the number of shares of common stock issuable in respect of the 6% Notes applies on a pro rata basis to all outstanding 6% Notes, which in effect limits the number of shares issuable in respect of the 6% Notes to approximately 79 shares per $1,000 in principal amount of the 6% Notes, or an effective conversion price of approximately $12.61 per share, after the adjustment for the reverse stock split.

We have evaluated the terms of the conversion feature included in the 6% Notes related to the $49.8 million issued in the first closing under applicable accounting literature, and determined that a portion of the proceeds should be allocated to the beneficial conversion feature as it was in-the-money at the commitment date. Accordingly, we allocated $3.3 million of the proceeds from the first closing to the conversion feature and account for this as a component of equity to be amortized over the term of the 6% Notes. The resulting yield on the first tranche of the 6% Notes as a result of this allocation is 6.4%.

We have evaluated the terms of the second closing of the 6% Notes, including the related simultaneous conversion and issuance of common stock in satisfaction of an aggregate principle amount of $0.6 million outstanding 6% Notes. We have determined such transaction to be accounted for as an issuance of debt and equity securities in exchange for $20.2 million of cash proceeds, and have thus allocated the $20.2 million proceeds between the debt and equity securities issued on a relative fair value basis. Accordingly, we allocated $12.0 million of the proceeds to equity as an issuance of common stock and $8.2 million of the proceeds to debt. The resulting yield on the second tranche of the 6% Notes as a result of this allocation is 34.5%.

5.	Intangibles

We have the following amortizable intangible assets:

		September 30, 2010		December 31, 2009
(in millions)	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	12.1	$200.0	$87.4	$215.0	$87.2
Marketing related	8.3	4.1	2.5	3.6	3.2
Technology based	—	24.2	24.2	25.6	25.0

Intangible assets		$228.3	$114.1	$244.2	$115.4

Pre-tax changes in the carrying amount of our indefinite lived tradenames are below:

(in millions)	National Transportation	Regional Transportation	Total
Balances at December 31, 2009	$14.0	$20.7	$34.7
Impairment charges	(3.3)	(2.0)	(5.3)
Change in foreign currency exchange rates	0.3	—	0.3

Balances at September 30, 2010	$11.0	$18.7	$29.7

At December 31, 2009, $3.1 million of amortizable intangible assets are included in “Noncurrent assets of discontinued operations” in the accompanying consolidated balance sheet.

During the three months ended March 31, 2010, we determined indicators of impairment were present, primarily due to reduced actual and forecasted revenue, as it relates to our tradenames. Accordingly we performed an impairment test that consisted of a comparison of the fair value of the intangible asset with its carrying amount. We recognized an impairment loss in the amount by which the carrying amount exceeded the fair value of the asset. In making this assessment, we utilized the relief from royalty method, an income approach (level three measurement as defined in SFAS No. 157, “Fair Value Measurements” now included in FASB ASC Topic 820) that includes assumptions as to future revenue, applicable market-based royalty rate and cost of capital, among others.

The impairment charges net of tax were $3.2 million and $2.0 million for National Transportation (the YRC Reimer tradename) and Regional Transportation (the New Penn tradename), respectively.

Estimated amortization expense related to intangible assets for all of 2010 and each of the next five years is as follows:

(in millions)	2010	2011	2012	2013	2014	2015
Estimated amortization expense	$20.0	$19.1	$19.1	$19.1	$19.1	$18.8

6.	Other Assets

The components of other assets are as follows:

(in millions)	September 30, 2010	December 31, 2009
Equity method investments:
JHJ International Transportation Co., Ltd.	$41.5	$42.0
Shanghai Jiayu Logistics Co., Ltd.	—	16.1
Deferred debt costs	65.5	87.4
Other	22.8	24.7

Total	$129.8	$170.2

During the nine months ended September 30, 2010, we received dividends in the amount of $1.9 million from our China joint venture, JHJ International Transportation Co., Ltd.

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

7.	Restructuring & Reorganization

During the first nine months of 2010, we incurred restructuring charges of $11.0 million that consisted of additional severance costs of $7.1 million, including $2.1 million in the National Transportation segment and $4.2 million at the Corporate and other segment as we reduced headcount in response to lower volumes. We also incurred $7.4 million of contract terminations related to lease cancellations related to certain discontinued operations described in Note 15. This is offset by $3.5 million in our National segment where we were able to use or sublease locations in excess of our previously recorded estimate.

During 2010, we also made payments of $18.6 million under previous restructuring programs, primarily those charges incurred as a result of the headcount reductions and lease cancellations.

We assess the accrual requirements under our restructuring efforts at the end of each reporting period. A rollforward of the restructuring accrual is set forth below:

(in millions)	Employee Separation	Contract Termination and Other Costs	Total
Balance at December 31, 2009	$6.5	$19.6	$26.1
Restructuring charges	7.1	3.9	11.0
Payments	(11.3)	(7.3)	(18.6)

Balance at September 30, 2010	$2.3	$16.2	$18.5

Restructuring charges are included in “Salaries, wages and employees’ benefits” as it relates to employee separation costs and “Operating expenses and supplies” as it relates to contract terminations and other costs in the accompanying statements of operations.

8.	Employee Benefits

Components of Net Periodic Pension and Other Postretirement Cost

The following table sets forth the components of our company-sponsored pension costs for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2010	2009	2010	2009
Service cost	$0.9	$0.8	$2.7	$2.4
Interest cost	15.0	15.1	45.1	45.6
Expected return on plan assets	(13.1)	(13.6)	(39.2)	(40.7)
Amortization of net loss	1.6	0.8	4.6	2.4

Net periodic pension cost	$4.4	$3.1	$13.2	$9.7
Settlement cost	—	2.2	0.1	8.0

Total periodic pension cost	$4.4	$5.3	$13.3	$17.7

We expect to contribute $14.1 million to our pension plans in 2010, of which we have already contributed $9.3 million through the nine months ended September 30, 2010.

9.	Stock-Based Compensation

On March 1, 2010, we formalized the Second Union Employee Option Plan that provided for a grant of up to 10.5 million (263.7 million prior to the adjustment for the reverse stock split) options to purchase our common stock at an exercise price equal to $12.00 per share ($0.48 per share prior to the adjustment for the reverse stock split), of which substantially all have been granted. These options vested immediately and were exercisable upon shareholder approval, which was received on June 29, 2010, at our annual meeting.

On March 1, 2010, we also formalized the Second Union Employee Stock Appreciation Right Plan that provided for a grant of up to 10.5 million (263.7 million prior to the adjustment for the reverse stock split) cash settled stock appreciation rights (“SARs”). These SARs terminated on June 29, 2010, upon approval of the Union Employee Option Plan discussed above.

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

We valued the award granted under the Non-Union Employee Option Plan in 2010 using the above described model with the following weighted average assumptions:

Dividend yield	-%
Expected volatility	173.2%
Risk-free interest rate	0.61%
Expected life (years)	2
Fair value per option	$2.25

Based on the above fair value calculation, we recognized compensation expense of $25.0 million related to these outstanding stock option awards for the nine months ended September 30, 2010 which is included in ‘Equity-based compensation expense’ in our accompanying statement of consolidated operations.

In the first quarter of 2010, we recognized expense of $108.0 million representing our estimate of the fair value of SARs issued to our union employees at the date of issuance on March 1, 2010. Upon approval at the June 29, 2010 shareholder meeting, we issued stock options to our union employees, cancelled the outstanding SARs and recorded an expense reduction of $83 million reflecting the difference in fair value of the options as compared to the SARs.

10.	Income Taxes

Effective Tax Rate

Our effective tax rate for continuing operations for the three and nine months ended September 30, 2010 was 6.0% and 2.8%, respectively, compared to 1.2% and 22.0% for the three and nine months ended September 30, 2009, respectively. Significant items impacting the 2010 rate include certain permanent items and a valuation allowance established for the net deferred tax asset balance projected for December 31, 2010. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset.

Uncertain Tax Positions

In the three months ended September 30, 2010, the Company recorded a reserve of approximately $13.3 million relative to the equity-for-debt financial re-structuring at December 31, 2009. This increase in reserve had no impact on the effective tax rate for either the three months or nine months ended September 30, 2010. Total liabilities for unrecognized tax benefits were $97.0 million and $84.8 million at September 30, 2010 and December 31, 2009, respectively. Amounts recorded for unrecognized tax benefits are included in “Other current and accrued liabilities” in the accompanying balance sheets.

11.	Shareholders’ Equity (Deficit)

On February 17, 2010, the Company’s stockholders at a special meeting approved the following:

•

an amendment to the Company’s Certificate of Incorporation to reduce the par value of the Company’s common stock from $1.00 to $0.01 per share; and increase the number of authorized shares of the Company’s capital stock from 9.8 million shares (125 million prior to the adjustment for the reverse stock split) to 85 million shares (2.005 billion prior to the adjustment for the reverse stock split) of which five million shares are preferred stock, par value $1.00 per share, and 80 million shares (2 billion prior to the adjustment for the reverse stock split) are common stock, par value $0.01 per share; and

•

an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock following the effectiveness of the par value reduction and the authorized share increase described above, at a ratio that will be determined by the Company’s board of directors and that will be within a range of one-to-five to one-to-25; and reduce the number of authorized shares of the Company’s common stock by the reverse split ratio.

On February 17, 2010, the Company filed the amendment to its Certificate of Incorporation to increase its authorized common stock and change the par value of the stock. Effective with that amendment, 4,345,514 shares of the Class A preferred stock converted into 38,289,193 shares (957,229,822 shares prior to the adjustment for the reverse stock split) of common stock at a ratio of 8.81 shares (220.28 shares prior to the adjustment for the reverse stock split) of common stock for each share of Class A preferred stock.

As discussed in Note 3 “Liquidity”, on May 3, 2010, we entered into an At Market Issuance Sales Agreement. During the three months ended June 30, 2010, we sold 1.8 million shares (44.9 million shares prior to the adjustment for the reverse stock split) for net proceeds of $15.4 million. No additional At the Market transactions were completed during the three months ended September 30, 2010.

In connection with Amendment No. 18 to the ABS Facility, we paid fees to the Co-Agents (the “Closing Fees”). The Closing Fees were paid by the Company by the issuance to the Co-Agents (or their designees) of an aggregate of 1.0 million shares (25.4 million shares prior to the adjustment for the reverse stock split) of common stock of the Company, par value $0.01 per share, of which 0.8 million (20.7 million prior to the adjustment for the reverse stock split) were issued as of June 30, 2010 and the remaining 0.2 million (4.7 million prior to the adjustment for the reverse stock split) were issued on July 22, 2010.

The board of directors approved a reverse stock split effective September 30, 2010 at a ratio of 1:25. The reverse stock split was effective on NASDAQ on October 1, 2010. Fractional shares were not issued in connection with the reverse stock split.

Stockholders who otherwise held fractional shares were entitled to a cash payment (without interest or deduction) in respect of such fractional shares. Fractional shares were collected and pooled by our transfer agent and sold in the open market and the proceeds were allocated to the stockholders’ respective accounts pro rata in lieu of fractional shares.

The reverse stock split reduced the number of shares of our common stock available for issuance under our employee and director equity plans in proportion to the reverse stock split ratio. Under the terms of our outstanding equity awards, the reverse stock split reduced the number of shares of our common stock issuable upon exercise or vesting of such awards in proportion to the reverse stock split ratio and caused a proportionate increase in the exercise price of such awards to the extent they were stock options. The number of shares of our common stock issuable upon exercise or vesting of outstanding equity awards was rounded to the nearest whole share and no cash payment was made in respect of such rounding. Shareholders’ Equity (Deficit) has been retroactively adjusted to give effect to the reverse stock split for all periods presented by reclassifying from Common stock to Capital surplus, the par value of the share reduction in connection with the reverse split. In addition, all share numbers and per share amounts in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been retroactively adjusted to give effect to the reverse stock split.

The following reflects the activity in the shares of our common stock for the nine months ended September 30:

(in thousands)	2010
Beginning balance	3,965
Issuance of equity awards, net	12
Conversion of preferred stock to common stock	38,289
Shares issued for amendment closing fees	1,016
Shares issued for long term debt	2,571
At the market issuances	1,795

Ending balance	47,648

12.	Earnings (Loss) Per Share

Dilutive securities, consisting of options to purchase our common stock or rights to receive common stock in the future, are included in our calculation of diluted weighted average common shares; however, given our net loss position for the three and nine months ended September 30, 2010 and 2009 there were no dilutive securities for these periods.

Antidilutive options and share units were 11,200,000 for the three and nine months ended September 30, 2010, and 690,000 for the three and nine months ended September 30, 2009. Antidilutive convertible senior note conversion shares were 7,000 for the three and nine months ended September 30, 2009 with no corresponding amounts for the three and nine months ended September 30, 2010. Antidilutive 6% convertible senior note conversion shares, including the make whole premium, were 5,503,972 common shares on September 30, 2010 with no corresponding amount at September 30, 2009.

For the nine months ended September 30, 2010, the dilutive securities included preferred stock.

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

The following table summarizes our operations by business segment:

(in millions)	National Transportation	Regional Transportation	Truckload	Corporate/ Eliminations	Consolidated
As of September 30, 2010
Identifiable assets	$1,517.0	$900.4	$50.4	$205.3	$2,673.1

As of December 31, 2009
Identifiable assets	1,807.8	1,023.0	59.6	44.6	2,935.0

Three months ended September 30, 2010
External revenue	755.0	353.8	20.6	7.4	1,136.8
Intersegment revenue	—	0.3	8.2	(8.5)	—
Operating income (loss)	(21.6)	8.6	(2.3)	(3.5)	(18.8)

Three months ended September 30, 2009
External revenue	849.3	338.8	18.9	(3.0)	1,204.0
Intersegment revenue	—	—	11.0	(11.0)	—
Operating income (loss)	(122.0)	0.3	(1.4)	(3.5)	(126.6)

Nine months ended September 30, 2010
External revenue	2,159.7	1,014.2	57.4	11.8	3,243.1
Intersegment revenue	—	0.6	26.5	(27.1)	—
Operating income (loss)	(173.6)	(8.7)	(7.3)	(14.1)	(203.7)
Equity investment impairment				12.3	12.3

Nine months ended September 30, 2009
External revenue	2,745.7	1,031.6	52.9	(9.3)	3,820.9
Intersegment revenue	—	0.2	30.6	(30.8)	—
Operating income (loss)	(661.3)	(122.2)	(6.0)	(10.1)	(799.6)
Equity investment impairment	—	—	—	30.4	30.4

14.	Comprehensive Loss

Comprehensive loss for the three and nine months ended September 30 follows:

	Three Months		Nine Months
(in millions)	2010	2009	2010	2009
Net loss attributable to YRC Worldwide Inc.	$(61.7)	$(158.7)	$(345.4)	$(741.6)
Other comprehensive loss attributable to YRC Worldwide Inc., net of tax:
Pension:
Net actuarial gains	1.0	0.5	2.9	1.6
Deferred tax rate adjustment	—	—	(1.1)	—
Changes in foreign currency translation adjustments	0.4	4.0	(5.2)	7.5

Other comprehensive income (loss) attributable to YRC Worldwide Inc.	1.4	4.5	(3.4)	9.1

Comprehensive loss attributable to YRC Worldwide Inc.	$(60.3)	$(154.2)	$(348.8)	$(732.5)

Comprehensive loss attributable to our non-controlling interest was not material for any period presented.

15.	Discontinued Operations

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

In June 2010, we entered into an Equity Interest Purchase Agreement (the “Agreement”) with CEG Holdings, Inc. (now known as MIQ Holdings, Inc.) (“CEG”), a subsidiary of Austin Ventures, to sell the majority of YRC Logistics for an aggregate of approximately $37.0 million in cash. On August 13, 2010, the Company and CEG held the initial closing of the transactions contemplated by the Agreement. At the initial closing, CEG paid the Company approximately $33.6 million, which included $31.9 million of the purchase price and approximately $1.6 million for retained insurance claims. Approximately $2.3 million of the purchase price was deposited into an escrow account for subsequent closings of foreign subsidiaries, and approximately $2.8 million of the purchase price was deposited into an escrow account (one-half of which will be held for 12 months and one-half will be held for 18 months) to satisfy certain indemnification claims by CEG that may arise. Following the initial closing, a succession of delayed closings and payments will occur to transfer certain foreign subsidiaries to CEG as required regulatory approvals and licensing transfers in foreign jurisdictions are obtained. As of September 30, 2010, four delayed closings remained for a total purchase price of $0.8 million. We recorded a $0.6 million gain on disposition during the three months ended September 30, 2010 and expect to collect more than $10 million related to the working capital adjustment in the fourth quarter of 2010, subject to final resolution of working capital adjustments between the Company and CEG.

CEG did not acquire the YRC Logistics pooled distribution business line and instead this activity was shut down during the second quarter of 2010. Pooled distribution had revenue of $10.8 million and incurred an operating loss of $19.1 million for the six months ended June 30, 2010 including shut down costs, primarily lease cancellations and severance of $7.4 million. Revenue activity for pooled distribution ceased in June 2010 and the results are included in discontinued operations in the accompanying consolidated financial statements.

Historically, YRC Logistics was reported as a separate segment in our consolidated operations and was comprised of the YRC Logistics business, the flow through business and the fleet business. As of June 30, 2010, as a result of the proposed sale to CEG and the closure of the pooled distribution business line, we had met the criteria requiring us to present the related financial results of YRC Logistics as discontinued operations and the related assets and liabilities as held-for-sale in the consolidated financial statements for all periods presented. Accordingly, the results of operations of our YRC Logistics segment are separately presented as discontinued operations for all periods presented and our assets and liabilities from this segment have been reclassified for all periods presented.

The major classes of assets and liabilities included in our consolidated balance sheets are as follows:

(in millions)	September 30, 2010	December 31, 2009
Accounts receivable	$—	$73.0
Prepaid expenses and other current assets, net	—	2.6

Current assets	—	75.6

Property and equipment, net	—	18.3
Intangibles, net	—	3.1
Other assets, net	—	0.1

Noncurrent assets	—	21.5

Accounts payable	—	44.1
Wages, vacations and employees’ benefits	—	2.3
Other current and accrued liabilities	—	5.5

Current liabilities	—	51.9

Claims and other liabilities	—	1.0

Long term liabilities	—	1.0

Net assets	$—	$44.2

Shared services and corporate overhead costs previously allocated to this segment, totaled $0.6 million and $2.4 million for the three months ended September 30, 2010 and 2009, respectively, and $6.8 million and $7.8 million for the nine months ended September 30, 2010 and 2009, respectively, are included in continuing operations in our ‘Corporate and other’ segment.

The financial results included in discontinued operations for the three and nine months ended September 30 are as follows:

	Three months		Nine months
(in millions)	2010	2009	2010	2009
Revenue	$41.7	$102.4	$194.2	$316.3

Operating income (loss)	(2.6)	8.7	(17.9)	2.7

Income (loss) from operations before income taxes	(2.6)	8.1	(18.6)	2.5
Income tax provision (benefit)	0.5	(4.2)	(0.1)	1.5
Gain on sale of affiliate	0.6	—	0.6	—

Net income (loss) from discontinued operations	$(2.5)	$12.3	$(17.9)	$1.0

16.	Commitments and Contingencies

401(k) Class Action Suit

Four class action complaints were filed in the U.S. District Court for the District of Kansas against the Company and certain of its officers and directors, alleging violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), based on similar allegations and causes of action. On November 17, 2009, Eva L. Hanna and Shelley F. Whitson, former participants in the Yellow Roadway Corporation Retirement Savings Plan, filed a class action complaint on behalf of certain persons participating in the plan (or plans that merged with the plan) from April 6, 2009 to the present; on December 7, 2009, Daniel J. Cambra, a participant in the Yellow Roadway Corporation Retirement Savings Plan, filed a class action complaint on behalf of certain persons participating in the plan (or plans that merged with the plan) from October 25, 2007 to the present; on January 15, 2010, Patrick M. Couch, a participant in one of the merged 401(k) plans, filed a class action complaint on behalf of certain persons participating in the plan (or plans that merged with the plan) from March 23, 2006 to the present; and on April 21, 2010, Tawana Franklin, a participant in the YRC Worldwide 401(k) Plan, filed a class action complaint on behalf of certain persons participating in the plan (or plans that merged with the plan) from October 25, 2007 to the present.

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

The defendants moved to dismiss the consolidated complaint on June 1, 2010. This motion has been fully briefed and is pending before the Court. The plaintiffs filed a motion on October 1, 2010 requesting that the court certify a class consisting of all persons, excluding defendants and their immediate family members, who were participants in the YRC Worldwide 401(k) Plan (or plans that merged with the plan), at any time between October 25, 2007 and the present and whose plan accounts included investments in YRCW common stock (directly and/or through shares in the Company stock fund). Defendants’ response is due November 30, 2010. In the meantime, the parties are continuing discovery on the merits of the plaintiffs’ claims.

ABF Lawsuit

On November 1, 2010, ABF Freight System, Inc. (“ABF”) filed a complaint in the U.S. District court for the Western District of Arkansas against several parties, including YRC Inc., New Penn Motor Express, Inc. and USF Holland Inc. (each a subsidiary of the Company) and the International Brotherhood of Teamsters and the local Teamster unions party to the National Master Freight Agreement (the “NMFA”) alleging violation of the NMFA due to modifications to the NMFA that have provided relief to the Company’s subsidiaries that are party to the NMFA without providing the same relief to ABF. The complaint seeks to have the modifications to the NMFA declared null and void and seeks damages of $750 million from the named defendants. The Company believes the allegations are without merit and intends to vigorously defend the claims.

17.	Guarantees of the Contingent Convertible Senior Notes

In August 2003, YRC Worldwide issued 5.0% contingent convertible senior notes due 2023. In November 2003, we issued 3.375% contingent convertible senior notes due 2023. In December 2004, we completed exchange offers pursuant to which holders of the contingent convertible senior notes could exchange their notes for an equal amount of new net share settled contingent convertible senior notes. Substantially all notes were exchanged as part of the exchange offers. In connection with the net share settled contingent convertible senior notes, the following 100% owned subsidiaries of YRC Worldwide have issued guarantees in favor of the holders of the net share settled contingent convertible senior notes: YRC Inc., YRC Enterprise Services, Inc., Roadway LLC, and Roadway Next Day Corporation. Each of the guarantees is full and unconditional and joint and several. Effective August 4, 2010, Global.com Lines Inc. was released as a guarantor in connection with its merger with and into YRC Logistics Global, LLC. Effective August 13, 2010 YRC Logistics, Inc. and YRC Logistics Global, LLC were released as guarantors in connection with the sale of YRC Logistics.

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

The following represents condensed consolidating financial information as of September 30, 2010 and December 31, 2009 with respect to the financial position, for the three and nine months ended September 30, 2010 and 2009 for results of operations and for the nine months ended September 30, 2010 and 2009 for the statement of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the contingent convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

September 30, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$89	$8	$18	$—	$115
Intercompany advances receivable	—	(40)	40	—	—
Accounts receivable, net	20	(7)	485	(1)	497
Prepaid expenses and other	113	36	31	—	180

Total current assets	222	(3)	574	(1)	792
Property and equipment	—	2,341	948	1	3,290
Less – accumulated depreciation	—	(1,341)	(342)	—	(1,683)

Net property and equipment	—	1,000	606	1	1,607
Investment in subsidiaries	2,228	(18)	139	(2,349)	—
Receivable from affiliate	(457)	447	10	—	—
Intangibles and other assets	324	188	113	(351)	274

Total assets	$2,317	$1,614	$1,442	$(2,700)	$2,673

Intercompany advances payable	$123	$253	$(176)	$(200)	$—
Accounts payable	23	83	51	(1)	156
Wages, vacations and employees’ benefits	17	124	64	—	205
Other current and accrued liabilities	289	141	79	—	509
Current maturities of long-term debt	86	—	124	—	210

Total current liabilities	538	601	142	(201)	1,080
Payable to affiliate	—	—	150	(150)	—
Long-term debt, less current portion	850	—	—	—	850
Deferred income taxes, net	75	(27)	102	—	150
Pension and postretirement	352	—	—	—	352
Claims and other liabilities	357	6	—	—	363
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	145	1,034	1,050	(2,349)	(120)
Non-controlling interest	—	—	(2)	—	(2)

Total shareholders’ equity (deficit)	145	1,034	1,048	(2,349)	(122)

Total liabilities and shareholders’ equity (deficit)	$2,317	$1,614	$1,442	$(2,700)	$2,673

December 31, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$69	$9	$20	$—	$98
Intercompany advances receivable	—	(54)	54	—	—
Accounts receivable, net	10	(21)	455	(1)	443
Prepaid expenses and other	71	130	41	—	242
Current assets of discontinued operations	—	38	38	—	76

Total current assets	150	102	608	(1)	859
Property and equipment	—	2,565	964	—	3,529
Less – accumulated depreciation	—	(1,402)	(306)	—	(1,708)

Net property and equipment	—	1,163	658	—	1,821
Investment in subsidiaries	2,999	(38)	237	(3,198)	—
Receivable from affiliate	(314)	213	101	—	—
Intangibles and other assets	337	192	152	(350)	331
Noncurrent assets of discontinued operations	—	6	15	—	21

Total assets	$3,172	$1,638	$1,771	$(3,549)	$3,032

Intercompany advances payable	$146	$212	$(158)	$(200)	$—
Accounts payable	32	83	41	(1)	155
Wages, vacations and employees’ benefits	33	131	50	—	214
Other current and accrued liabilities	194	151	47	—	392
Current maturities of long-term debt	45	6	146	—	197
Current liabilities of discontinued operations	—	24	28	—	52

Total current liabilities	450	607	154	(201)	1,010
Payable to affiliate	—	(75)	225	(150)	—
Long-term debt, less current portion	891	—	45	—	936
Deferred income taxes, net	85	(36)	98	—	147
Pension and postretirement	352	—	—	—	352
Claims and other liabilities	414	5	1	—	420
Noncurrent liabilities of discontinued operations	—	—	1	—	1
Commitments and contingencies
Total shareholders’ equity (deficit)	980	1,137	1,247	(3,198)	166

Total liabilities and shareholders’ equity (deficit)	$3,172	$1,638	$1,771	$(3,549)	$3,032

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$673	$473	$(9)	$1,137

Operating expenses:
Salaries, wages and employees’ benefits	3	436	246	—	685
Operating expenses and supplies	(3)	144	94	—	235
Purchased transportation	—	55	77	(9)	123
Depreciation and amortization	—	31	19		50
Other operating expenses	1	42	23	—	66
Gains on property disposals, net	—	(3)	—	—	(3)

Total operating expenses	1	705	459	(9)	1,156

Operating income (loss)	(1)	(32)	14	—	(19)

Nonoperating (income) expenses:
Interest expense	34	—	10	—	44
Other, net	52	(19)	(32)	—	1

Nonoperating (income) expenses, net	86	(19)	(22)	—	45

Income (loss) from continuing operations before income taxes	(87)	(13)	36	—	(64)
Income tax provision (benefit)	(3)	—	(1)	—	(4)

Net income (loss) from continuing operations	(84)	(13)	37	—	(60)
Net loss from discontinued operations, net of tax	—	(1)	(2)	—	(3)

Net income (loss)	(84)	(14)	35	—	(63)
Less: Net loss attributable to non-controlling interest	—	—	(1)	—	(1)

Net income (loss) attributable to YRC Worldwide Inc.	$(84)	$(14)	$36	$—	$(62)

For the three months ended September 30, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$807	$411	$(14)	$1,204

Operating expenses:
Salaries, wages and employees’ benefits	9	617	180	—	806
Operating expenses and supplies	(6)	108	173	—	275
Purchased transportation	—	114	28	(14)	128
Depreciation and amortization	—	38	20	—	58
Other operating expenses	1	55	18	—	74
Gains on property disposals, net	—	(10)	(1)	—	(11)

Total operating expenses	4	922	418	(14)	1,330

Operating income (loss)	(4)	(115)	(7)	—	(126)

Nonoperating (income) expenses:
Interest expense	31	—	14	—	45
Other, net	22	(7)	(13)	—	2

Nonoperating (income) expenses, net	53	(7)	1	—	47

Income (loss) from continuing operations before income taxes	(57)	(108)	(8)	—	(173)
Income tax provision (benefit)	(6)	2	2	—	(2)

Net income (loss) from continuing operations	(51)	(110)	(10)	—	(171)
Net income from discontinued operations, net of tax	—	7	5	—	12

Net income (loss)	(51)	(103)	(5)	—	(159)

For the nine months ended September 30, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$2,002	$1,273	$(32)	$3,243

Operating expenses:
Salaries, wages and employees’ benefits	11	1,308	729	—	2,048
Operating expenses and supplies	(11)	430	297	—	716
Purchased transportation	—	237	133	(32)	338
Depreciation and amortization	—	93	58	—	151
Other operating expenses	3	123	60	—	186
Gains on property disposals, net	—	(2)	5	—	3
Impairment charges	—	—	5	—	5

Total operating expenses	3	2,189	1,287	(32)	3,447

Operating income (loss)	(3)	(187)	(14)	—	(204)

Nonoperating (income) expenses:
Interest expense	98	1	27	—	126
Equity investment impairment	—	—	12	—	12
Other, net	133	(46)	(90)	—	(3)

Nonoperating (income) expenses, net	231	(45)	(51)	—	135

Income (loss) from continuing operations before income taxes	(234)	(142)	37	—	(339)
Income tax provision (benefit)	(8)	(1)	(1)	—	(10)

Net income (loss) from continuing operations	(226)	(141)	38	—	(329)
Net income (loss) from discontinued operations, net of tax	—	3	(21)	—	(18)

Net income (loss)	(226)	(138)	17	—	(347)
Less: Net loss attributable to non-controlling interest	—	—	(2)	—	(2)

Net income (loss) attributable to YRC Worldwide Inc.	$(226)	$(138)	$19	$—	$(345)

For the nine months ended September 30, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$2,614	$1,247	$(40)	$3,821

Operating expenses:
Salaries, wages and employees’ benefits	28	2,044	851	—	2,923
Operating expenses and supplies	(25)	590	331	(1)	895
Purchased transportation	—	335	86	(40)	381
Depreciation and amortization	—	121	60	—	181
Other operating expenses	2	174	74	—	250
Gains on property disposals, net	—	(10)	—	—	(10)

Total operating expenses	5	3,254	1,402	(41)	4,620

Operating income (loss)	(5)	(640)	(155)	1	(799)

Nonoperating (income) expenses:
Interest expense	79	2	34	—	115
Equity investment impairment	—	—	30	—	30
Other, net	40	(15)	(19)	1	7

Nonoperating (income) expenses, net	119	(13)	45	1	152

Income (loss) from continuing operations before income taxes	(124)	(627)	(200)	—	(951)
Income tax provision (benefit)	(208)	(6)	5	—	(209)

Net income (loss) from continuing operations	84	(621)	(205)	—	(742)
Net income (loss) from discontinued operations, net of tax	—	2	(1)	—	1

Net income (loss)	$84	$(619)	$(206)	$—	$(741)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$(75)	$(66)	$132	$—	$(9)

Investing activities:
Acquisition of property and equipment	—	(6)	(7)	—	(13)
Proceeds from disposal of property and equipment	—	61	10	—	71
Disposition of affiliate	23	—	—	—	23
Other	2	—	3	—	5

Net cash provided by investing activities	25	55	6	—	86

Financing activities:
Asset-backed securitization borrowings, net	—	—	(23)	—	(23)
Borrowing of long-term debt, net	17	(6)	(46)	—	(35)
Debt issuance costs	(12)	—	(1)	—	(13)
Equity issuance costs	(17)	—	—	—	(17)
Equity issuance proceeds	16	—	—	—	16
Stock issued in connection with the 6% Notes	12	—	—	—	12
Intercompany advances / repayments	54	16	(70)	—	—

Net cash provided by (used in) financing activities	70	10	(140)	—	(60)

Net increase (decrease) in cash and cash equivalents	20	(1)	(2)	—	17
Cash and cash equivalents, beginning of period	69	9	20	—	98

Cash and cash equivalents, end of period	$89	$8	$18	$—	$115

For the nine months ended September 30, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(28)	$(550)	$262	$—	$(316)

Investing activities:
Acquisition of property and equipment	—	(28)	(7)	—	(35)
Proceeds from disposal of property and equipment	—	82	24	—	106
Other	4	—	—	—	4

Net cash provided by investing activities	4	54	17	—	75

Financing activities:
Asset-backed securitization payments, net	—	—	41	—	41
Borrowing of long-term debt, net	95	(1)	—	—	94
Debt issuance costs	(42)	—	(14)	—	(56)
Intercompany advances / repayments	(196)	499	(303)	—	—

Net cash provided by (used in) financing activities	(143)	498	(276)	—	79

Net increase (decrease) in cash and cash equivalents	(167)	2	3	—	(162)
Cash and cash equivalents, beginning of period	295	9	21	—	325

Cash and cash equivalents, end of period	$128	$11	$24	$—	$163

18.	Guarantees of the 6% Convertible Senior Notes Due 2014

On February 23, 2010, and August 3, 2010, we issued $70 million in aggregate principal amount of our new 6% convertible senior notes due 2014 (the “6% Notes”). In connection with the 6% notes, the following 100% owned subsidiaries of YRC Worldwide have issued guarantees in favor of the holders of the notes: YRC Inc., YRC Enterprise Services, Inc., Roadway LLC, Roadway Next Day Corporation, YRC Regional Transportation, Inc., USF Sales Corporation, USF Holland Inc., USF Reddaway Inc., USF Glen Moore Inc., YRC Logistics Services, Inc. and IMUA Handling Corporation. Each of the guarantees is full and unconditional and joint and several. Effective August 4, 2010, Global.com Lines Inc. was released as a guarantor in connection with its merger with and into YRC Logistics Global, LLC. Effective August 13, 2010 YRC Logistics, Inc. and YRC Logistics Global, LLC were released as guarantors in connection with the sale of YRC Logistics.

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

The following represents condensed consolidating financial information as of September 30, 2010 and December 31, 2009, with respect to the financial position and for the three and nine months ended September 30, 2010 and 2009, for results of operations and for the nine months ended September 30, 2010 and 2009 for the statement of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the 6% notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the 6% notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheet

September 30, 2010 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$89	$9	$17	$—	$115
Intercompany advances receivable	—	(47)	47	—	—
Accounts receivable, net	20	—	477	—	497
Prepaid expenses and other	113	46	21	—	180

Total current assets	222	8	562	—	792
Property and equipment	—	3,103	186	1	3,290
Less – accumulated depreciation	—	(1,595)	(88)	—	(1,683)

Net property and equipment	—	1,508	98	1	1,607
Investment in subsidiaries	2,228	99	22	(2,349)	—
Receivable from affiliate	(457)	747	(290)	—	—
Intangibles and other assets	324	235	66	(351)	274

Total assets	$2,317	$2,597	$458	$(2,699)	$2,673

Intercompany advances payable	$123	$203	$(126)	$(200)	$—
Accounts payable	23	104	29	—	156
Wages, vacations and employees’ benefits	17	173	15	—	205
Other current and accrued liabilities	289	191	29	—	509
Current maturities of long-term debt	86	—	124	—	210

Total current liabilities	538	671	71	(200)	1,080
Payable to affiliate	—	—	150	(150)	—
Long-term debt, less current portion	850	—	—	—	850
Deferred income taxes, net	75	61	14	—	150
Pension and postretirement	352	—	—	—	352
Claims and other liabilities	357	6	—	—	363
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	145	1,859	225	(2,349)	(120)
Non-controlling interest	—	—	(2)	—	(2)

Total shareholders’ equity (deficit)	145	1,859	223	(2,349)	(122)

Total liabilities and shareholders’ equity (deficit)	$2,317	$2,597	$458	$(2,699)	$2,673

December 31, 2009 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$69	$10	$19	$—	$98
Intercompany advances receivable	—	(59)	59	—	—
Accounts receivable, net	10	(18)	452	(1)	443
Prepaid expenses and other	71	162	9	—	242
Current assets of discontinued operations	—	51	25	—	76

Total current assets	150	146	564	(1)	859
Property and equipment	—	3,338	191	—	3,529
Less – accumulated depreciation	—	(1,628)	(80)	—	(1,708)

Net property and equipment	—	1,710	111	—	1,821
Investment in subsidiaries	2,999	164	35	(3,198)	—
Receivable from affiliate	(314)	486	(172)	—	—
Intangibles and other assets	337	245	99	(350)	331
Noncurrent assets of discontinued operations	—	19	2	—	21

Total assets	$3,172	$2,770	$639	$(3,549)	$3,032

Intercompany advances payable	$146	$178	$(124)	$(200)	$—
Accounts payable	32	99	25	(1)	155
Wages, vacations and employees’ benefits	33	167	14	—	214
Other current and accrued liabilities	194	186	12	—	392
Current maturities of long-term debt	45	6	146	—	197
Current liabilities of discontinued operations	—	35	17	—	52

Total current liabilities	450	671	90	(201)	1,010
Payable to affiliate	—	(2)	152	(150)	—
Long-term debt, less current portion	891	45	—	—	936
Deferred income taxes, net	85	49	13	—	147
Pension and postretirement	352	—	—	—	352
Claims and other liabilities	414	6	—	—	420
Noncurrent liabilities of discontinued operations	—	1	—	—	1
Commitments and contingencies
Total shareholders’ equity (deficit)	980	2,000	384	(3,198)	166

Total liabilities and shareholders’ equity (deficit)	$3,172	$2,770	$639	$(3,549)	$3,032

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2010 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$989	$148	$—	$1,137

Operating expenses:
Salaries, wages and employees’ benefits	3	628	54	—	685
Operating expenses and supplies	(3)	225	13	—	233
Purchased transportation	—	60	63	—	123
Depreciation and amortization	—	46	4	—	50
Other operating expenses	1	61	4	—	66
Gains on property disposals, net	—	(3)	—	—	(3)

Total operating expenses	1	1,017	138	—	1,156

Operating income (loss)	(1)	(28)	10	—	(19)

Nonoperating (income) expenses:
Interest expense	34	1	9	—	44
Other, net	52	(33)	(18)	—	1

Nonoperating (income) expenses, net	86	(32)	(9)	—	45

Income (loss) from continuing operations before income taxes	(87)	4	19	—	(64)
Income tax provision (benefit)	(3)	(1)	—	—	(4)

Net income (loss) from continuing operations	(84)	5	19	—	(60)
Net income (loss) from discontinued operations, net of tax	—	1	(4)	—	(3)

Net income (loss)	(84)	6	15	—	(63)
Less: Net loss attributable to non-controlling interest	—	—	(1)	—	(1)

Net income (loss) attributable to YRC Worldwide Inc.	$(84)	$6	$16	$—	$(62)

For the three months ended September 30, 2009 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,108	$99	$(3)	$1,204

Operating expenses:
Salaries, wages and employees’ benefits	9	743	54	—	806
Operating expenses and supplies	(6)	250	31	—	275
Purchased transportation	—	116	15	(3)	128
Depreciation and amortization	—	54	4	—	58
Other operating expenses	1	70	3	—	74
Gains on property disposals, net	—	(10)	(1)	—	(11)
Impairment charges	—	—	—	—	—

Total operating expenses	4	1,223	106	(3)	1,330

Operating income (loss)	(4)	(115)	(7)	—	(126)

Nonoperating (income) expenses:
Interest expense	31	3	11	—	45
Other, net	22	(6)	(14)	—	2

Nonoperating (income) expenses, net	53	(3)	(3)	—	47

Income (loss) from continuing operations before income taxes	(57)	(112)	(4)	—	(173)
Income tax provision (benefit)	(6)	2	2	—	(2)

Net income (loss) from continuing operations	(51)	(114)	(6)	—	(171)
Net income from discontinued operations, net of tax	—	11	1	—	12

Net income (loss)	$(51)	$(103)	$(5)	$—	$(159)

For the nine months ended September 30, 2010 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$2,909	$338	$(4)	$3,243

Operating expenses:
Salaries, wages and employees’ benefits	11	1,877	160	—	2,048
Operating expenses and supplies	(11)	674	53	—	716
Purchased transportation	—	247	95	(4)	338
Depreciation and amortization	—	139	12	—	151
Other operating expenses	3	173	10	—	186
(Gains) losses on property disposals, net	—	1	2	—	3
Impairment charges	—	—	5	—	5

Total operating expenses	3	3,111	337	(4)	3,447

Operating income (loss)	(3)	(202)	1	—	(204)

Nonoperating (income) expenses:
Interest expense	98	3	25	—	126
Equity investment impairment	—	—	12	—	12
Other, net	133	(84)	(52)	—	(3)

Nonoperating (income) expenses, net	231	(81)	(15)	—	135

Income (loss) from continuing operations before income taxes	(234)	(121)	16	—	(339)
Income tax provision (benefit)	(8)	(2)	—	—	(10)

Net income (loss) from continuing operations	(226)	(119)	16	—	(329)
Net loss from discontinued operations, net of tax	—	(15)	(3)	—	(18)

Net income (loss)	(226)	(134)	13	—	(347)
Less: Net loss attributable to non-controlling interest	—	—	(2)	—	(2)

Net income (loss) attributable to YRC Worldwide Inc.	$(226)	$(134)	$15	$—	$(345)

For the nine months ended September 30, 2009 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$3,530	$300	$(9)	$3,821

Operating expenses:
Salaries, wages and employees’ benefits	28	2,727	168	—	2,923
Operating expenses and supplies	(25)	823	97	—	895
Purchased transportation	—	343	47	(9)	381
Depreciation and amortization	—	168	13	—	181
Other operating expenses	2	236	12	—	250
Gains on property disposals, net	—	(9)	(1)	—	(10)

Total operating expenses	5	4,288	336	(9)	4,620

Operating loss	(5)	(758)	(36)	—	(799)

Nonoperating (income) expenses:
Interest expense	79	11	25	—	115
Equity investment impairment	—	—	30	—	30
Other, net	40	(34)	1	—	7

Nonoperating (income) expenses, net	119	(23)	56	—	152

Income (loss) from continuing operations before income taxes	(124)	(735)	(92)	—	(951)
Income tax provision (benefit)	(208)	(6)	5	—	(209)

Net income (loss) from continuing operations	84	(729)	(97)	—	(742)
Net income from discontinued operations, net of tax	—	1	—	—	1

Net income (loss)	$84	$(728)	$(97)	$—	$(741)

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2010 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(75)	$39	$27	$—	$(9)

Investing activities:
Acquisition of property and equipment	—	(11)	(2)	—	(13)
Proceeds from disposal of property and equipment	—	62	9	—	71
Disposition of affiliate	23	—	—	—	23
Other	2	—	3	—	5

Net cash provided by investing activities	25	51	10	—	86

Financing activities:
Asset backed securitization borrowings, net	—	—	(23)	—	(23)
Borrowing of long-term debt, net	17	(51)	(1)	—	(35)
Debt issuance costs	(12)	—	(1)	—	(13)
Equity issuance costs	(17)	—	—	—	(17)
Equity issuance proceeds	16	—	—	—	16
Stock issued in connection with the 6% Notes	12	—	—	—	12
Intercompany advances / repayments	54	(40)	(14)	—	—

Net cash (used in) provided by financing activities	70	(91)	(39)	—	(60)

Net (decrease) increase in cash and cash equivalents	20	(1)	(2)	—	17
Cash and cash equivalents, beginning of period	69	10	19	—	98

Cash and cash equivalents, end of period	$89	$9	$17	$—	$115

For the nine months ended September 30, 2009 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(28)	$(550)	$262	$—	$(316)

Investing activities:
Acquisition of property and equipment	—	(33)	(2)	—	(35)
Proceeds from disposal of property and equipment	—	98	8	—	106
Other	4	—	—	—	4

Net cash provided by investing activities	4	65	6	—	75

Financing activities:
Asset backed securitization payments, net	—	—	41	—	41
Borrowing of long-term debt, net	95	(1)	—	—	94
Debt issuance costs	(42)	—	(14)	—	(56)
Intercompany advances / repayments	(196)	488	(292)	—	—

Net cash provided by (used in) financing activities	(143)	487	(265)	—	79

Net increase (decrease) in cash and cash equivalents	(167)	2	3	—	(162)
Cash and cash equivalents, beginning of period	295	13	17	—	325

Cash and cash equivalents, end of period	$128	$15	$20	$—	$163

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

This section focuses on the highlights and significant items that impacted our operating results during the three and nine months ended September 30, 2010. We have presented a discussion regarding the operating results of each of our operating segments: National Transportation, Regional Transportation and Truckload. On August 13, 2010, we completed the initial closing of the sale of the majority of our YRC Logistics business to a third party. In addition, certain other operations ceased during the quarter ended June 30, 2010. As a result, the YRC Logistics segment has been reported as discontinued operations for all periods presented. See Note 15 “Discontinued Operations” to our interim financial statements for further discussion.

Consolidated Results

Our consolidated results for the three and nine months ended September 30, 2010 and 2009 include the results of each of the operating segments discussed below together with unallocated corporate expenses. A more detailed discussion of the operating results of our segments is presented below.

The table below provides summary consolidated financial information for the three and nine months ended September 30:

	Three months			Nine months
(in millions)	2010	2009	Percent Change	2010	2009	Percent Change
Operating revenue	$1,136.8	$1,204.0	(5.6%)	$3,243.1	$3,820.9	(15.1%)
Operating loss	(18.8)	(126.6)	85.2%	(203.7)	(799.6)	74.5%
Nonoperating expenses, net	44.9	46.5	(3.4%)	134.7	151.9	(11.3%)
Net loss from continuing operations	(59.9)	(171.1)	65.0%	(329.0)	(742.6)	55.7%

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Our consolidated operating revenue decreased 5.6% during the three months ended September 30, 2010 versus the same period in 2009 due to decreased revenue of 11.1% and 3.7% from our National Transportation and Truckload segments, respectively, partially offset by an operating revenue increase of 4.5% from our Regional Transportation segment. The decline at National Transportation is attributed to a decline in volume versus the same period in 2009 including those related to customer losses. Our volume declines are primarily attributed to the diversion of freight by customers to other carriers and a continued weakened economy. We believe that customers diverted freight beginning in 2009 due to uncertainty around our financial stability and the integration of our former Yellow Transportation and Roadway networks. That deterioration continued throughout the latter part of 2009 as concerns surrounding the bond exchange lingered into December 2009.

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

Operating expenses for the third quarter of 2010 decreased $175.0 million or 13.1% as compared to the same period in 2009 and were comprised of a $121.2 million decrease in salaries, wages and benefits, a $39.2 million decrease in operating expenses and supplies, a $5.5 million decrease in purchased transportation, a $8.6 million decrease in depreciation and amortization due to reduced facilities and fleet downsizing and a $8.4 million decrease in other operating expenses.

The decrease in salaries, wages and benefits in the third quarter of 2010 as compared to the same period in 2009 is largely due to the increased wage reduction, from 10% to 15%, taken by a majority of our union employees in August of 2009 and the suspension of pension contributions and related expense for the majority of our multi-employer union pension funds effective beginning in the second half of 2009. Additionally, the decrease in salaries and benefits is a result of lower headcount in the current year as we reacted to lower volumes. The decrease in operating expenses and supplies is a result of lower vehicle and facility maintenance of $8.3 million or 12.6%, lower bad debt expense of $15.6 million or 152.2% and lower professional services expense of $9.5 million or 27.6% related to a decrease in restructuring professional fees as compared to the same period in 2009. Finally, other operating expenses decreased mostly due to lower operating taxes and licenses of $4.1 million or 10.3% primarily due to lower fuel taxes reflective of lower miles driven and thus fuel consumed, a general liability claims expense decrease of $2.6 million or 19.8% related to lower volume, and lower cargo claims expense of $7.3 million or 38.2% due to fewer shipments and improved claims experience.

Our consolidated operating loss during the third quarter of 2010 includes a $3.4 million net gain from the sale of property and equipment net of fair value adjustments for property and equipment held for sale compared to an $11.1 million net gain for the same period in 2009.

Nonoperating expenses decreased $1.6 million in the third quarter of 2010 compared to the same period in 2009. There was a decrease in interest expense of $0.4 million attributable to a $7.3 million decrease in interest expense related to the 8.5% USF senior notes and the 5% and 3.375% contingent convertible senior notes offset by an increase in amortization of deferred debt cost of $5.2 million, additional interest expense and discount amortization related to our 6% convertible senior notes and additional interest expense related to new lease financing obligations of $1.4 million. Finally, the additional decrease in nonoperating expenses is related to a net foreign exchange gain of $0.6 million for the three months ended September 30, 2010 versus a loss of $0.6 million for the same period in 2009.

Our effective tax rate for the three months ended September 30, 2010 and 2009 was 6.0% and 1.2%, respectively. Significant items impacting the 2010 rate include certain permanent items and a valuation allowance based on the deferred tax asset balance projected for December 31, 2010. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Consolidated operating revenue decreased by 15.1% during the nine months ended September 30, 2010 as compared to the same period in 2009, which is reflective of decreased revenue at all of our segments with the exception of Truckload. The decreased operating revenue is a result of lower volumes primarily attributed to the diversion of freight by customers to other carriers and a continued weakened economy. We believe that customers diverted freight beginning in 2009 due to uncertainty around our financial stability and the integration of our former Yellow Transportation and Roadway networks. That deterioration continued throughout the latter part of 2009 as concerns surrounding the bond exchange lingered into December 2009. Once the debt exchange was finalized, our industry was hampered by severe winter weather in January and February 2010.

Consolidated operating loss improved $595.9 million during the nine months ended September 30, 2010 as compared to the operating loss for the same period in 2009. Revenue decreased $577.8 million in the first nine months of 2010 compared to the same period in 2009 while operating expenses decreased $1,173.7 million as compared to the same period in 2009. Expense reductions were comprised of a $877.3 million decrease in salaries, wages and benefits, a $179.0 million decrease in operating expenses and supplies, a $43.6 million decrease in purchased transportation, which is attributable to declining volumes, a $30.7 million decrease in depreciation and amortization due to reduced facilities and reduced fleet size, and a $63.8 million decrease in other operating expenses.

The decrease in salaries, wages and benefits in the first nine months of 2010 as compared to the same period in 2009 is largely due to the increased wage reduction, from 10% to 15%, taken by a majority of our union employees in August of 2009 and the suspension of pension contributions and related expense for the majority of our multi-employer union pension funds beginning in the second half of 2009. Additionally, the decrease in salaries and benefits is a result of lower headcount in the current year due to lower volumes. The decrease in operating expenses and supplies is a result of lower vehicle and facility maintenance of $63.0 million or 27.8%, lower bad debt expense of $42.0 million or 97.1%, and a decrease in travel and employee activities of $22.3 million or 53.8% due to a decrease in discretionary spending. Finally, other operating expenses decreased mostly due to lower operating taxes and licenses of $24.8 million or 18.5% primarily due to lower fuel taxes reflective of lower miles driven and thus fuel consumed, a general liability claims expense decrease of $18.6 million or 32.1% related to lower volume, and lower cargo claims expense of $20.6 million or 39.8% due to fewer shipments and improved claim experience.

Consolidated operating loss for the nine months ended September 30, 2010 also includes non-cash impairment charges of $5.3 million representing a reduction in the tradename values attributed to YRC Reimer (a part of the National Transportation segment) and New Penn (a part of the Regional Transportation segment). The impairment charge is reflective of a change in revenue growth assumptions in the fair value model. There were no impairment charges during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we also recognized net losses on the sale of property and equipment and the fair value adjustments for property held for sale of $3.2 million compared to net gains of $10.6 million for the same period in 2009.

Nonoperating expenses decreased $17.2 million in the first nine months of 2010 compared to the same period in 2009. The 2010 decrease consisted primarily of a $12.3 million impairment of our equity investment in Jiayu in 2010 compared to $30.4 million impairment in the same period of 2009. The adjustment was required as the estimated current fair value, using a discounted cash flow model, was less than our investment. The impairment charge is reflective of a change in revenue growth assumptions in the fair value model. Offsetting the reduced equity investment impairment was an increase in interest expense of $11.3 million attributable to increased net deferred debt cost amortization of $16.5 million, additional interest expense and discount amortization related to our 6% convertible senior notes of $2.9 million, additional interest expense related to our lease financing obligations of $13.9 million and an increase in interest expense on our deferred pension obligations of $2.8 million all offset by a $3.4 million decrease in interest expense related to the ABS facility and a $20.9 million decrease in interest expense for the to the 8.5% USF senior notes and the 5% and 3.375% contingent convertible senior notes for the nine months ended September 30, 2010 as compared to the same period in 2009. Finally, the additional decrease in nonoperating expenses is related to a net foreign exchange gain of $7.8 million for the nine months ended September 30, 2010 versus a loss of $0.4 million for the same period in 2009 of which approximately $5.5 million relates to the recognition of the foreign currency translation adjustment from the dissolution of a certain wholly owned subsidiary.

Our effective tax rate for the nine months ended September 30, 2010 and 2009 was 2.8% and 22.0%, respectively. Significant items impacting the 2010 rate include certain permanent items and a valuation allowance based on the deferred tax asset balance projected for December 31, 2010. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset.

National Transportation Results

National Transportation represented approximately 66% and 70% of our consolidated revenue in the third quarters of 2010 and 2009, respectively, and approximately 67% and 72% of our consolidated revenue in the nine months ended September 30, 2010 and 2009, respectively. The table below provides summary financial information for National Transportation for the three and nine months ended September 30:

	Three months				Nine months
(in millions)	2010	2009	Percent Change		2010	2009	Percent Change
Operating revenue	$755.0	$849.3	(11.1%	)	$2,159.7	$2,745.7	(21.3%	)
Operating income (loss)	(21.6)	(122.0)	82.3%		(173.6)	(661.3)	73.8%
Operating ratio (a)	102.9%	114.4%	11.5pp	(b)	108.0%	124.1%	16.1pp	(b)

(a)	Represents total operating expenses divided by operating revenue.
(b)	Percentage points.

Three months ended September 30, 2010 compared to three months ended September 30, 2009

National Transportation reported third quarter 2010 operating revenue of $755.0 million, representing a decrease of $94.3 million or 11.1% from the third quarter of 2009. The two primary components of operating revenue are volume, comprised of the number of shipments and the weight per shipment resulting in tonnage, and price, usually evaluated on a per hundred weight basis. The decline in operating revenue was largely driven by a 13.0% decline in picked up tonnage per day. The decline in picked up tonnage per day was made up of a 12.2% decline in shipments per day and a 0.9% decline in weight per shipment. The decline in tonnage was offset by a 2.8% increase in revenue per hundred weight resulting mostly from higher fuel surcharge revenue. Higher fuel surcharge revenue was driven by higher diesel fuel prices in the third quarter of 2010 as compared to the same period in 2009.

The decline in shipments and tonnage resulted from the diversion of freight by customers to other carriers and a continued weakened economy. We believe that customers diverted freight beginning in 2009 due to uncertainty around our financial stability and the integration of our former Yellow Transportation and Roadway networks. That deterioration continued throughout the latter part of 2009 as concerns surrounding the bond exchange lingered into early 2010.

Operating loss for National Transportation was $21.6 million in the third quarter of 2010 compared to operating loss of $122.0 million in the same period in 2009. Revenue was lower by $94.3 million while total operating expenses decreased by $194.7 million. The expense declines consisted primarily of lower salaries, wages and benefits of $127.0 million, lower operating expenses and supplies of $42.5 million, lower purchased transportation costs of $16.8 million, and lower other operating expenses of $8.4 million.

The decrease in salaries, wages and benefits (excluding workers’ compensation expense) of $121.9 million during the third quarter of 2010 is a result of substantial headcount reductions and an additional 5% wage reduction for most union employees which became effective August 2009. In addition to volume decreases, a further reduction in benefits expense resulted from the ratification by certain labor unions of a temporary cessation of pension contributions to certain of our multi-employer union pension funds beginning in the second half of 2009. Workers’ compensation expense (included in salaries, wages and benefits in the statement of operations) decreased $5.1 million or 14.6% which is reflective of fewer hours worked and improved claim frequency partially offset by higher severity.

Operating expenses and supplies were lower due mostly to decreases in facility and fleet operating and maintenance costs due to reduced facilities, fleet downsizing, and lower volumes. The decline was also impacted by a decrease in bad debt expense of $14.5 million in the third quarter of 2010 compared to the same period in 2009 and is reflective of lower bankruptcies in our customer base and improvements in our revenue management processes.

The decline in purchased transportation during the third quarter of 2010 versus the same period in 2009 resulted primarily from lower volumes. Rail costs decreased 3.3% due to lower volume compared to the same period in 2009 while other purchased transportation costs decreased 20.5%.

Other operating expenses decreased mostly due to lower operating taxes and licenses of 17.6% primarily due to lower fuel taxes reflective of lower miles driven and thus fuel consumed, lower cargo claims expense of 47.0% due to fewer shipments and improved claims experience, and lower depreciation of 14.9% due to reduced facilities and fleet downsizing. The gain on disposal of property was $2.4 million in the third quarter of 2010 compared to a gain of $11.0 million during the same period in 2009.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

National Transportation revenue decreased $586.0 million or 21.3% in the nine months ended September 30, 2010 versus the same period in 2009. The decline in operating revenue was largely driven by a 22.7% decline in total picked up tonnage offset by a 2.2% increase in revenue per hundred weight resulting mostly from higher fuel surcharge revenue. The decline in picked up tonnage per day was made up of a 22.1% decline in shipments per day and a 0.7% decline in weight per shipment. The decline in shipments and tonnage resulted from the diversion of freight by customers to other carriers and a continued weakened economy. We believe that customers diverted freight beginning in 2009 due to uncertainty around our financial stability and the integration of our former Yellow Transportation and Roadway networks. That deterioration continued throughout the latter part of 2009 as concerns surrounding the bond exchange lingered into December 2009. Once the debt exchange was finalized, our industry was hampered by severe winter weather in January and February 2010. Our volumes improved sequentially quarter over quarter during the first nine months of 2010 as we began to secure additional business from existing and new customers.

Operating loss for National Transportation improved $487.7 million in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Revenue decreased $586.0 million in the first nine months of 2010 compared to the same period in 2009 while operating expenses decreased $1,073.7 million. The expense declines consisted primarily of lower salaries, wages and benefits of $761.5 million, lower operating expenses & supplies of $196.1 million, lower purchased transportation costs of $63.5 million, and lower other operating expenses of $52.6 million.

The decrease in salaries, wages and benefits (excluding workers’ compensation expense) of $722.7 million during the nine months ended September 30, 2010 is a result of substantial headcount reductions and an additional 5% wage reduction for most union employees which became effective August 2009. In addition to volume decreases, a further reduction in benefits expense resulted from the ratification by certain labor unions of a temporary cessation of pension contributions to certain of our multi-employer union pension funds beginning in the second half of 2009. Workers’ compensation expense (included in salaries, wages and benefits in the statement of operations) decreased $38.8 million or 29.9% which is reflective of fewer hours worked and improved claim frequency partially offset by higher severity.

These reductions were partially offset by an equity based compensation expense of $18.9 million in the first nine months of 2010 compared to a $16.1 million expense in the first nine months of 2009. The charges relate to equity based consideration associated with union wage and benefit reductions implemented in 2009.

Operating expenses and supplies were lower due mostly to decreases in facility and fleet operating and maintenance costs due to reduced facilities, fleet downsizing, and lower volumes. The decline was also impacted by a decrease in bad debt expense of $38.7 million in the nine months ended September 30, 2010 compared to the same period in 2009 and is reflective of lower bankruptcies in our customer base and improvements in our revenue management processes.

The decline in purchased transportation during the nine months ended September 30, 2010 versus the same period in 2009 resulted primarily from lower volumes yet did not keep pace with the volume decline as the unit costs of the services increased. Rail costs decreased 12.9% due to lower volume compared to the same period in 2009 while other purchased transportation costs decreased 20.0%.

Other operating expenses decreased mostly due to lower operating taxes and licenses of $24.0 million primarily due to lower fuel taxes reflective of lower miles driven, a general liability claims expense decrease of $6.6 million related to lower volume, lower cargo claims expense of $20.5 million due to fewer shipments and improved claim experience, lower depreciation of $16.4 million due to reduced facilities and fleet downsizing, offset by an impairment charge of $3.3 million related to a reduction in fair value of the Reimer tradename, primarily due to a decline in future revenue assumptions. The net gain on disposal of property was $0.1 million in the nine months ended September 30, 2010 compared to a gain of $11.4 million during the same period in 2009. Increased costs were the result of writing down certain revenue equipment and facilities held for sale to fair market value.

Regional Transportation Results

Regional Transportation represented approximately 31% and 28% of our consolidated revenue in the third quarters of 2010 and 2009, respectively and 31% and 27% in the nine months ended September 30, 2010 and 2009, respectively. The table below provides summary financial information for Regional Transportation for the three and nine months ended September 30:

	Three months				Nine months
(in millions)	2010	2009	Percent Change		2010	2009	Percent Change
Operating revenue	$354.2	$338.8	4.5%		$1,014.8	$1,031.8	(1.6%	)
Operating income (loss)	8.6	0.3	n/m	(a)	(8.7)	(122.2)	92.9%
Operating ratio (b)	97.6%	99.9%	2.3pp	(c)	100.9%	111.8%	10.9pp	(c)

(a)	Not meaningful.
(b)	Represents total operating expenses divided by operating revenue.
(c)	Percentage points.

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Regional Transportation reported operating revenue of $354.2 million for the third quarter 2010, representing an increase of $15.4 million, or 4.5% from the third quarter in 2009. Total weight per day was up 8.9% in the third quarter 2010, representing a 2.5% improvement in total shipments per day and a 6.3% improvement in total weight per shipment compared to the same period in 2009.

Total revenue per hundred weight decreased 2.5% in the third quarter 2010 as compared to the third quarter 2009, primarily due to continued market pricing pressure impacts on our base rates and a slightly higher mix of corporate business, partially offset by higher fuel surcharge revenue associated with higher diesel fuel prices. A meaningful portion of our regional footprint is concentrated in the

Upper Midwest where business levels and pricing negotiations have been especially difficult due to the economic challenges in this geographic area.

Operating income for Regional Transportation was $8.6 million for the third quarter 2010, compared to $0.3 million operating income for the third quarter 2009, consisting of a $15.4 million improvement in revenue offset by a $7.1 million increase in operating expenses. Expense increases in the third quarter 2010 included operating expenses and supplies of $4.5 million, purchased transportation of $0.9 million, and other operating expenses of $3.2 million. Expense decreases in the third quarter 2010 were comprised of salaries, wages and benefits of $0.1 million and depreciation and amortization of $0.5 million. Gains on property disposals were $0.9 million more in the three months ended September 30, 2010, compared to the three months ended September 30, 2009.

The decrease in salaries, wages and benefits (excluding workers’ compensation expense) of $6.6 million during the third quarter of 2010 compared to the third quarter of 2009 is the result of lower employee levels and an additional 5% wage reduction for most union employees which became effective August 2009. In addition to volume decreases, a further reduction in benefits expense resulted from the ratification by certain labor unions of a temporary cessation of pension contributions to certain of our multi-employer union pension funds beginning in the second half of 2009. Workers’ compensation expense (included in salaries, wages and benefits in the statement of operations) increased $6.5 million or 87.2% due to unfavorable claims development.

Operating expenses and supplies increased 6.2% reflecting a 24.4% increase in fuel costs (primarily due to higher fuel prices) and 7.2% reduction in costs other than fuel. Costs were lower in the areas of communications, travel, and bad debt expense as a result of effective cost management and lower bankruptcies in our customer base. Purchased transportation was 6.0% higher due to increased volumes relating to certain lines of business which utilize a higher percentage of purchased transportation. Depreciation and amortization was lower by 3.2% primarily due to impacts from a smaller equipment fleet. Finally, other operating expenses were 18.4% higher, mainly due to a higher provision for general liability claims due to unfavorable claim development factors and by higher cargo claims costs.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Regional Transportation reported operating revenue of $1,014.8 million for the first nine months of 2010, representing a decrease of $17.0 million or 1.6% from the first nine months of 2009. Total weight per day was up 1.4%, representing a 6.2% higher total weight per shipment offset by a 4.5% decline in total shipments per day compared to 2009. Shipment volumes were negatively impacted by a continued weak economy, unseasonably severe winter weather, the diversion of freight due to uncertainty around our financial stability and the closure of service centers during the first half of 2009.

Total revenue per hundred weight decreased 2.6% in the first nine months of 2010 as compared to the first nine months of 2009, due to the impact of continued pricing pressure on our base rates, and a slightly higher mix of corporate business, partially offset by higher fuel surcharge revenue associated with higher diesel fuel prices.

Operating loss for Regional Transportation was $8.7 million for the first nine months of 2010, an improvement of $113.5 million from the first nine months of 2009, consisting of a $17.0 million decline in revenue and a $130.5 million reduction in operating expenses. Regional Transportation has benefited from our comprehensive recovery plan, including cost reduction initiatives as described below. Operating expense decreases were comprised of salaries, wages and benefits of $123.2 million, depreciation and amortization of $2.0 million, and other operating expenses of $16.3 million. Expense increases included operating expenses and supplies of $6.5 million and purchased transportation of $0.2 million.

Salaries, wages and benefits expense decreased 16.2% as a result of lower employee levels, an additional 5% wage reduction for most union employees which became effective August 2009, and decreased workers’ compensation expense. In addition to volume decreases, a further reduction in benefits expense resulted from the ratification by certain labor unions of a temporary cessation of pension contributions to certain of our multi-employer union pension funds beginning in the second half of 2009.

Operating expenses and supplies increased 2.9% reflecting a 31.4% increase in fuel costs (primarily due to higher fuel prices) and a 17.7% reduction in costs other than fuel. Costs were lower in the areas of equipment maintenance, facility maintenance, travel, driver expenses, tolls and bad debt expense as a result of effective cost management, terminal closures and lower bankruptcies in our customer base. Purchased transportation was 0.4% higher due to increased volumes relating to certain lines of business which utilize a higher percentage of purchased transportation. Other operating expenses were lower by 23.4% mainly due to a much lower provision for general liability claims due to favorable claims development, as well as reduced volume. Additionally, fuel taxes, licenses and cargo claims costs were lower primarily due to effective cost management.

Losses on property disposals were $3.0 million in the first nine months of 2010 compared to $0.7 million in the first nine months of 2009. Increased costs were the result of writing down certain revenue equipment and facilities held for sale to fair market value. The first nine months of 2010 operating loss included an impairment charge of $2.0 million related to a reduction in fair value of the New Penn tradename, primarily due to a decline in future revenue assumptions.

Truckload Results

Truckload represented approximately 3% and 2% of our consolidated revenue in the third quarter of 2010 and 2009, respectively and 2% and 1% in the nine months ended September 30, 2010 and 2009, respectively. The table below provides summary financial information for Truckload for the three and nine months ended September 30:

	Three months				Nine months
(in millions)	2010	2009	Percent Change		2010	2009	Percent Change
Operating revenue	$28.8	$29.9	(3.7%	)	$83.9	$83.5	0.6%
Operating loss	(2.3)	(1.4)	(59.9%	)	(7.3)	(6.0)	(21.2%	)
Operating ratio (a)	107.8%	104.7%	(3.1pp	) (b)	108.7%	107.2%	(1.5pp	) (b)

(a)	Represents total operating expenses divided by operating revenue.
(b)	Percentage points.

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Truckload reported operating revenue of $28.8 million for the third quarter 2010, representing a decrease of $1.1 million or 3.7% from the third quarter 2009. The two primary components of truckload operating revenue are volume, comprised of the miles driven, and price, usually evaluated on a revenue per mile basis. Total miles driven per day were down 7.6% in the third quarter 2010 as compared to 2009 due primarily to lower business volume related to the soft economy. Revenue per mile was up 4.2%, due primarily to higher fuel surcharge revenue associated with higher diesel fuel prices.

Operating loss for Truckload was $2.3 million for the third quarter 2010, as compared to an operating loss of $1.4 million for the third quarter 2009, consisting of a $1.1 million decrease in revenue offset by a $0.2 million decrease in operating expenses. Mostly offsetting the expense decreases were higher costs for fuel (higher diesel prices), vehicle maintenance, and a higher provision for general liability claims due to unfavorable claims development. Expense decreases were primarily related to lower salaries, wages and related benefits costs as a result of lower employee levels.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Truckload reported operating revenue of $83.9 million for the nine months ended September 30, 2010, representing an increase of $0.4 million or 0.6% from the nine months ended September 30, 2009. Total miles driven per day were down 4.3% in the first nine months of 2010 as compared to 2009 due primarily to lower business volume related to the soft economy. However, revenue per mile was up 4.8%, due primarily to higher fuel surcharge revenue associated with higher diesel fuel prices.

Operating loss for Truckload was $7.3 million for the first nine months of 2010, a decline of $1.3 million from the first nine months of 2009, consisting of a $0.4 million improvement in revenue offsetting a $1.7 million increase in operating expenses. Expense increases were primarily due to increases in fuel costs (higher diesel prices), vehicle maintenance costs, and a higher provision for general liability claims due to unfavorable claims development. Decreased operating expenses were primarily related to lower salaries, wages, and related benefits costs as a result of lower employee levels.

Discontinued Operations - YRC Logistics Results

On August 13 2010, we completed the initial closing of the sale of the majority of our YRC Logistics business to a third party. In addition, certain other operations ceased during the quarter ended June 30, 2010. As a result, the YRC Logistics segment has been reported as discontinued operations for all periods presented. See Note 15 “Discontinued Operations” for further discussion. The table below provides summary financial information for YRC Logistics for the three and nine months ended September 30:

	Three months				Nine months
(in millions)	2010	2009	Percent Change		2010	2009	Percent Change
Operating revenue	$41.7	$102.4	(59.3%	)	$194.2	$316.3	(38.6%	)
Net income (loss) from discontinued operations	(2.5)	12.3	n/m	(a)	(17.9)	1.0	n/m	(a)

(a)	Not meaningful.

Certain Non-GAAP financial measures

Our adjusted EBITDA improved from $39.9 million for the three months ended June 30, 2010 to $44.3 million for the three months ended September 30, 2010. Additionally, National Transportation achieved positive adjusted EBITDA for the second straight quarter and Regional Transportation reported positive adjusted EBITDA for the fifth straight quarter. We have included the reconciliation of consolidated adjusted EBITDA below and provided the adjusted EBITDA amounts by segment.

Adjusted EBITDA is a non-GAAP measure that reflects the company’s earnings before interest, taxes, depreciation, and amortization expense, and further adjusted for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees and results of permitted dispositions and discontinued operations as defined in the company’s credit agreement. Operating loss, as adjusted, is a non-GAAP measure that excludes a non-cash benefit from an adjustment to the fair value of the March 2010 union employee equity award. Adjusted EBITDA and operating loss, as adjusted are used for internal management purposes as a financial measure that reflects the company’s core operating performance. In addition, management uses adjusted EBITDA to measure compliance with financial covenants in the company’s Credit Agreement. However, this financial measure should not be construed as a better measurement than operating income, operating cash flow or earnings per share, as defined by generally accepted accounting principles.

The reconciliation of operating loss to adjusted EBITDA for the three and nine months ended September 30 is as follows:

	Three Months		Nine Months
(in millions)	2010	2009	2010	2009
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(18.8)	$(126.6)	$(203.7)	$(799.6)
Union equity awards	—	—	25.0	20.7

Operating loss, as adjusted	(18.8)	(126.6)	(178.7)	(778.9)
Depreciation & amortization	49.8	58.3	150.5	181.2
Equity based compensation expense	2.2	2.0	5.5	8.1
Letter of credit expense	8.3	8.8	24.9	23.3
(Gains) losses on property disposals, net	(3.4)	(11.1)	3.2	(10.6)
Impairment charges	—	—	5.3	—
Restructuring professional fees	6.6	—	15.9	—
Reimer Finance Co. dissolution (foreign exchange)	—	—	5.5	—
Other nonoperating expenses (income), net	(0.4)	(2.0)	1.1	(4.5)

Adjusted EBITDA	$44.3	$(70.6)	$33.2	$(581.4)

The following represents adjusted EBITDA by segment for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2010	2009	2010	2009
Adjusted EBITDA by segment:
YRC National Transportation	$9.2	$(95.4)	$(44.9)	$(541.3)
YRC Regional Transportation	25.6	18.3	55.9	(62.3)
YRC Truckload	—	1.0	(0.3)	1.1
Corporate and other	9.5	5.5	22.5	21.1

Adjusted EBITDA	$44.3	$(70.6)	$33.2	$(581.4)

Adjusted EBITDA has the following limitations:

•	Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our outstanding debt;

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

Our consolidated operating ratio, as adjusted of 101.7% for the three months ended September 30, 2010 improved 8.8 percentage points compared to the same period in 2009 and for the nine months ended September 30, 2010 improved 14.9 percentage points compared to the same period in 2009.

Operating ratio, as adjusted is calculated as 100 minus the result of dividing operating income, as adjusted by operating revenue or plus the result of dividing operating loss, as adjusted by operating revenue, and expressed as a percentage.

The reconciliation of operating ratio, as adjusted for the three and nine months ended September 30 is as follows:

	Three Months		Nine Months
(in millions)	2010	2009	2010	2009
Operating revenue	$1,136.8	$1,204.0	$3,243.1	$3,820.9
Operating loss, as adjusted	(18.8)	(126.6)	(178.7)	(778.9)
Operating ratio, as adjusted	101.7%	110.5%	105.5%	120.4%

Operating ratio, as adjusted by segment for the three and nine months ended September 30 is as follows:

	Three Months		Nine Months
(in millions)	2010	2009	2010	2009
YRC National Transportation
Operating revenue	$755.0	$849.3	$2,159.7	$2,745.7
Operating loss, as adjusted	(21.6)	(122.0)	(154.8)	(645.2)
Operating ratio, as adjusted	102.9%	114.4%	107.2%	123.5%
YRC Regional Transportation
Operating revenue	$354.2	$338.8	$1,014.8	$1,031.8
Operating loss, as adjusted	8.6	0.3	(2.6)	(117.6)
Operating ratio, as adjusted	97.6%	99.9%	100.3%	111.4%
YRC Truckload
Operating revenue	$28.8	$29.9	$83.9	$83.5
Operating loss, as adjusted	(2.3)	(1.4)	(7.2)	(6.0)
Operating ratio, as adjusted	107.8%	104.7%	108.6%	107.2%

Financial Condition

Liquidity

The following table provides details of the outstanding components and unused available (deficit) capacity under the Credit Agreement and ABS Facility (each, as defined below) at September 30, 2010 and December 31, 2009:

(in millions)	September 30, 2010	December 31, 2009
Capacity:
Revolving loan	$772.8	$950.0
ABS Facility	350.0	400.0

Total maximum capacity	1,122.8	1,350.0

Amounts outstanding:
Revolving loan	(149.9)	(329.1)
Letters of credit (9/30/10: $454.2 revolver; $72.2 ABS Facility)	(526.4)	(538.3)
ABS Facility borrowings	(122.8)	(146.3)

Total outstanding	(799.1)	(1,013.7)

ABS borrowing base restrictions	(155.0)	(178.2)
Restricted revolver reserves	(122.8)	(159.8)

Total restricted capacity	(277.8)	(338.0)

Unrestricted unused capacity (deficit) (9/30/10: $45.9 revolver; $0 ABS Facility)	$45.9	$(1.7)

Credit Agreement Amendments

On May 3, 2010, we entered into Amendment No. 17 and on July 28, 2010, we entered into Amendment No. 18 to our Credit Agreement, dated as of August 17, 2007 (as amended, the “Credit Agreement”). The amendments are described below.

Amendment No. 17

We have entered into an arrangement to sell up to $103 million in gross proceeds of shares of common stock (on a gross proceeds basis) in an at-the-market issuance program. See “—At Market Issuance Sales Agreement” below. Amendment No. 17 to the Credit Agreement permits us to retain the net proceeds from any such sales as described below:

Equity Issuances

Amendment No. 17 provides that we may receive up to $100 million of net cash proceeds from the issuance of equity interests during the period commencing on May 3, 2010 and ending on the earlier of December 31, 2010 or the date on which we receive $100 million of net cash proceeds from such equity issuances, without having to use such net cash proceeds to make a mandatory prepayment under the Credit Agreement. The net cash proceeds from such equity issuances are deposited into a new deposit account (the “New Account”). We will be able to use the funds in the New Account for general corporate purposes. While any funds are in the New Account, they will not count toward the calculation of Liquidity (as defined in the Credit Agreement), the calculation of Unrestricted Cash (as defined in the Credit Agreement) or the calculation of Excess Cash Flow (as defined in the Credit Agreement) in each case for purposes of the mandatory prepayment requirements. The funds in the New Account will count as Available Cash (as defined in the Credit Agreement). Additionally, we will not be able to request loans under the Credit Agreement until the balance in the New Account is zero. Other than the net cash proceeds from the issuance of such equity interests, no funds may be deposited into the New Account, and once funds have been withdrawn they may not be re-deposited. As of September 30, 2010 the balance in this New Account was $15.4 million which represents our net proceeds from our at the market issuances.

Voluntary Prepayments of Certain Obligations

Amendment No. 17 to the Credit Agreement modifies the restriction on voluntary prepayments of any amounts owing under the Contribution Deferral Agreement or indebtedness, including a prohibition on the Company using the up to $100 million of net cash proceeds from the equity issuance described above to make such voluntary prepayments.

Amendment No. 18

We entered into an agreement to sell the majority of our logistics business for $37 million (prior to any purchase price adjustments). See “—Sale of YRC Logistics” below. Amendment No. 18 to the Credit Agreement provides us with access to the net cash proceeds from the sale as described below:

Sale of YRC Logistics

The Credit Agreement requires us to prepay amounts outstanding under the Credit Agreement with 100% of the net cash proceeds received from the sale of YRC Logistics. Pursuant to Amendment No. 18, these net cash proceeds will be applied to outstanding unblocked revolver loans under the Credit Agreement (without a corresponding commitment reduction to the unblocked revolver) and the new revolver reserve block under the Credit Agreement will be permanently reduced by 50% of that amount.

Mandatory Prepayments

Pursuant to the terms of Amendment No. 18, on and after August 10, 2010, upon a Prepayment Event (except for certain sale and leaseback transactions described below) or an Excess Cash Flow Sweep (as defined in the Credit Agreement), a mandatory prepayment will be made in an amount, and in accordance with the provisions of, the Credit Agreement prior to giving effect to Amendment No. 18, except that:

(i) outstanding permitted interim loans will be repaid after (rather than before) new revolver reserve block loans, existing revolver reserve block (performance) loans and unblocked revolver loans (in each case (other than permitted interim loans) with a corresponding permanent commitment reduction), and

(ii) outstanding term loans are paid ratably with the unblocked revolver.

The first $20 million of net cash proceeds received from sale and leaseback transactions received on and after August 10, 2010 will be treated as follows:

(i)	25% of the net cash proceeds will be applied in accordance with the provisions described in the paragraph above,

(ii)	75% of the net cash proceeds will be applied to outstanding unblocked revolver loans (without a corresponding commitment reduction to the unblocked revolver), and

(iii)	the new revolver reserve block will be permanently reduced by 50% of the net cash proceeds.

Conversion of Revolving Loans and LC Limits

Amendment No. 18 converted $150 million of outstanding revolving loans to term loans. In addition, Amendment No. 18 reduced the letter of credit sublimit to $550 million and limited foreign currency letters of credit to $25 million. As of September 30, 2010, the senior revolving credit facility had a capacity of $772.8 million and the senior term loan outstanding principle was $260.2 million.

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

Our minimum Consolidated EBITDA (as defined in the Credit Agreement) covenant in respect of the periods ending September 30, 2010 and December 31, 2010 is as follows:

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

In connection with Amendment No. 18 to the ABS Facility, we paid fees to the Co-Agents (the “Closing Fees”). The Closing Fees were paid by the Company by the issuance to the Co-Agents (or their designees) of an aggregate of 1.0 million shares (25.4 million shares prior to the adjustment for the reverse stock split) of unregistered restricted common stock of the Company of which 0.8 million shares (20.7 million shares prior to the adjustment for the reverse stock split) were issued as of June 30, 2010 and the remaining 0.2 million shares (4.7 million shares prior to the adjustment for the reverse stock split) were issued on July 22, 2010. To value these shares issued in lieu of cash fees, we completed a fair value analysis and concluded that the value of these shares as of June 30, 2010 was $3.0 million.

On October 20, 2010, we entered into Amendment No. 19 to the ABS Facility.

—Maturity

Amendment No. 19 extends the expiration of the ABS Facility to October 19, 2011; provided, that the ABS Facility will expire on January 10, 2011 if the Agreement for the Restructuring of the YRC Worldwide Inc. Operating Companies, dated September 24, 2010, among the International Brotherhood of Teamsters (the “IBT”) and certain subsidiaries of the Company (the “IBT Agreement”) is not in full force and effect on January 10, 2011.

—Capacity and Availability

Amendment No. 19 reduces the aggregate commitments under the ABS Facility from $350 million to $325 million. However, we do not expect the temporary restriction on incremental borrowings to have a negative impact on our liquidity in the fourth quarter of 2010.

—Interest and Fees

Amendment No. 19 provides for a 1% increase in the Default Rate, LIBOR Rate and LMIR (each as defined in the ABS Facility) on each of April 30, 2011 and June 30, 2011.

In connection with Amendment No. 19, we and the Co-Agents agreed that:

•

The $10.0 million fee that was previously due on October 26, 2010 has been deferred and is payable in two installments of $5 million on each of March 1, 2011 and April 30, 2011 unless payment is accelerated due to the occurrence of (i) the Amortization Date (as defined in the ABS Facility) or (ii) a Deferral Termination Event (as defined in the Company’s credit agreement) (each of (i) and (ii), an “Accelerated Deferred Fee Payment Date”); provided, that if the ABS Facility is refinanced, then Yellow Roadway Receivable Funding Corporation (“YRRFC”) will not have to pay any portion of this deferred fee that is due and payable after the refinance date.

•	YRRFC will pay the Co-Agents an additional $5 million fee on June 30, 2011 (or an Accelerated Deferred Fee Payment Date) if the ABS Facility is not refinanced by that date.

•

YRRFC paid the Co-Agents on the effective date of Amendment No. 19 the interest and letter of credit, program and administration fees that were previously deferred, which was approximately $13 million. The portion of such interest and fees in excess of the interest and fee rates in place prior to February 12, 2009 will begin to be deferred from October 20, 2010 until the earlier of March 1, 2011 and an Accelerated Deferred Fee Payment Date, at which time YRRFC will begin to make cash payments for such incremental interest and fees. If the ABS Facility is refinanced by March 1, 2011, then YRRFC will not have to pay the interest and letter of credit, program and administration fees that are deferred from

October 20, 2010. We expect these deferred interest and fees to be approximately $4 million from October 20, 2010 through March 1, 2011 based on expected borrowings.

•

The letter of credit fees will increase by 1% and the program and administrative fees will each increase by 0.5% on each of April 30, 2011 and June 30, 2011 if the ABS Facility is not refinanced by those dates.

The ABS Facility will be deemed refinanced if: (i) YRRFC has repaid all borrowings under the ABS Facility and has paid the Purchasers (as defined in the ABS Facility) and Co-Agents all amounts due under the ABS Facility; (ii) all letters of credit under the ABS Facility have been surrendered; (iii) the commitments of the Purchasers and LC Issuer have terminated; and (iv) there are no continuing obligations of the Purchasers, Co-Agents and LC Issuer under the ABS Facility.

—Servicer Defaults

Amendment No. 19 provides that a Servicer Default (as defined in the ABS Facility) will occur if, among other things,: (i) the IBT Agreement shall not be in full force and effect; or (ii) the Co-Agents do not consent prior to a restructuring of the Company.

For purposes of the ABS Facility, a restructuring of the Company includes, among other things:

•

The issuance of equity if the number of shares of capital stock, on a fully diluted basis, in respect of any such issuances since October 20, 2010 exceeds 5% of the Company’s outstanding shares of capital stock on October 20, 2010; provided, that the issuance of capital stock (i) under the Company’s at-the-market issuance program, (ii) in the conversion of, or payment of interest under, the 6% Notes and (iii) under the Company’s single-employer benefit plans will not count against the 5% limitation described above.

•

The issuance of, entering into, restructuring of or refinancing of any debt securities, notes, credit agreements or credit facilities (other than indebtedness arising under the ABS Facility, our Credit Agreement or our 6% Notes) having individually a principal amount in excess of $10 million.

•	The exchange or conversion of any obligations or liabilities for or into capital stock, debt securities or any other instrument or agreement described in the two bullets above.

•	Any Capital Event (as defined in the IBT Agreement).

•	Any amendment, restatement, supplement or other modification to our Credit Agreement or 6% Notes.

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

As of September 30, 2010 the amounts deferred under the above provision were $78.1 million.

Additionally, we deferred amendment fees of $31.8 million in October 2009, which are fully earned but not due and payable until the earlier of December 31, 2011 or the occurrence of a termination event.

Finally, the interest due in relation to our deferred pension payments under the Contribution Deferral Agreement has also been deferred beginning on January 1, 2010. As of September 30, 2010, interest deferred related to these payments was $7.0 million. In addition to the deferred interest, we have also deferred the 2010 monthly payments for amounts deferred under the Contribution Deferral Agreement totaling approximately $35 million.

Contribution Deferral Agreement Amendments

Effective May 3, 2010 and August 3, 2010, we entered into Amendment No. 4 and Amendment No. 5 to the Contribution Deferral Agreement, respectively. Pursuant to the Contribution Deferral Agreement dated as of June 17, 2009, with certain of the multiemployer pension funds to which we contribute (the “Contribution Deferral Agreement”), we have deferred the payment of contributions to these funds. Under Amendment No. 4 and Amendment No. 5, the calculation of Liquidity (as defined in the Contribution Deferral Agreement) for the Liquidity Cash Sweep (as defined in the Credit Agreement) thereunder was amended to conform it to the test in the Credit Agreement (after giving effect to Amendment No. 17 and Amendment No. 18, respectively, to the Credit Agreement), except that the Liquidity test under the Contribution Deferral Agreement subtracts any commitment reduction or prepayment under the Credit Agreement.

Effective August 10, 2010, we entered into Amendment No. 6 to the Contribution Deferral Agreement to approve Amendment No. 18 to the Credit Agreement, which allows 100% of the net cash proceeds from the sale of YRC Logistics to be applied to outstanding unblocked revolver loans under the Credit Agreement (without a corresponding commitment reduction to the unblocked revolver) and the new revolver reserve block under the Credit Agreement to be permanently reduced by 50% of that amount. Additionally, Amendment No. 6 amended the terms of the Contribution Deferral Agreement to require the approval of 90% (rather than 100%) of the pension funds party to the Contribution Deferral Agreement to waive any additional payment of deferred pension obligations and continue the deferral in the event that the Company makes any mandatory prepayment, commitment reduction, additional interest or fee or any other incremental payment to the lenders under the Credit Agreement that was not required as of August 10, 2010.

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

During the three months ended June 30, 2010, we completed the sale of 1.8 million shares (44.9 million shares prior to the adjustment for the reverse stock split) for net proceeds of $15.4 million as part of our at the market offerings. No additional at the market transactions were completed during the three months ended September 30, 2010.

6% Notes

In February 2010, we entered into a note purchase agreement with certain investors pursuant to which the investors agreed to purchase up to $70 million in aggregate principal amount of our 6% convertible senior notes due 2014 (the “6% Notes”). The 6% Notes bear interest at 6%, payable in February and August of each year. The sale of the 6% Notes was structured to occur in two closings. Pursuant to the note purchase agreement, we sold $49.8 million of the 6% Notes to the investors at the first closing in February 2010 and sold an additional $20.2 million of 6% Notes to the investors in the second closing in August 2010.

The 6% Notes are convertible, at the note holder’s option, prior to the maturity date into shares of our common stock. The 6% Notes were initially convertible at a conversion price of $10.75 per share ($0.43 per share prior to the adjustment for the reverse stock split), which is equal to a conversion rate of approximately 93 shares (2,326 shares prior to the adjustment for the reverse stock split) per $1,000 principal amount of 6% Notes, subject to certain adjustments. The 6% Notes provide for caps within the second anniversary of the first closing such that a holder and its affiliates is not entitled to convert its 6% Notes to the extent that the holder and its affiliates would hold greater than 4.9% of the then outstanding common stock after such conversion, unless timely waived by the holder. The 6% Notes also provide a cap through stated maturity such that any holder and its affiliates is not entitled to convert its notes to the extent that the holder and its affiliates would own greater than 9.9% of the voting power of our stock. Beginning on February 23, 2012, we may convert the 6% Notes pursuant to a mandatory conversion into shares of our common stock if the market price of our common stock meets certain thresholds.

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

The 6% Notes indenture provides that the maximum number of shares of our common stock that can be issued in respect of the 6% Notes upon conversion or with respect to the payment of interest or in connection with the make whole premium or otherwise shall be limited to 8,075,200 (201,880,000 prior to the adjustment for the reverse stock split) shares of common stock for $70 million in aggregate principal amount of the 6% Notes, subject to certain adjustments. If the limit is reached, no holder is entitled to any other consideration on account of shares not issued. This limitation terminates if the holders of our common stock approve the termination of this limitation.

On August 2, 2010, we entered into a letter agreement (the “Letter Agreement”) with the investors to facilitate the issuance of the remaining $20.2 million of 6% Notes, and on August 3, 2010, the issuance and sale of those remaining 6% Notes to the investors was completed. Pursuant to the Letter Agreement, the investors accepted our required certifications that were conditions to closing under the note purchase agreement and, in turn, provided a certificate to the escrow agent to release the $20.2 million in escrowed purchase price. Also pursuant to the Letter Agreement, we temporarily increased the conversion rate under the 6% Note indenture on the date of the second closing for a period of 20 days to 4,000 shares (100,000 shares prior to the adjustment for the reverse stock split) of our common stock per $1,000 in principal amount of Notes (the “Adjusted Conversion Rate”). This had the effect of reducing the conversion price to $0.25 per share ($0.01 per share prior to the adjustment for the reverse stock split). Using this Adjusted Conversion Rate, the investors converted $590,000 of principal amount of their 6% Notes into an aggregate of 2,360,000 shares (59 million shares prior to the adjustment for the reverse stock split) of our common stock. The 2,360,000 shares of common stock did not include any common stock to be issued to holders of 6% Notes in respect of interest on the 6% Notes that we paid on August 16, 2010 (in respect of the August 15th interest payment date set forth in the Notes). Immediately following the 20-day period, the Conversion Rate reverted back to the initial conversion rate of approximately 93 shares (2,326 shares prior to the adjustment for the reverse stock split) of common stock per $1,000 in principal amount of the 6% Notes ($10.75 per share, $0.43 per share prior to the adjustment for the reverse stock split)). Any future conversions remain subject to the 6% Note indenture limitation that provides that no more than 8,075,200 shares of common stock may be issued in respect of the 6% Notes.

The proceeds from the second closing were used to fund the repurchase of $19.8 million of the Company’s outstanding 5.0% Contingent Convertible Senior Notes due 2023 pursuant to put options exercised on August 9, 2010.

Sale of YRC Logistics

In June 2010, we entered into an Equity Interest Purchase Agreement (the “Agreement”) with CEG Holdings, Inc. (now known as MIQ Holdings, Inc.) (“CEG”), a subsidiary of Austin Ventures to sell YRC Logistics for an aggregate of approximately $37.0 million in cash. On August 13, 2010, the Company and CEG, held the initial closing of the transactions contemplated by the Agreement. At the initial closing, CEG paid the Company approximately $33.6 million, which included $31.9 million of the purchase price and approximately $1.6 million for retained insurance claims. Approximately $2.3 million of the purchase price was deposited into an escrow account for subsequent closings of foreign subsidiaries and approximately $2.8 million of the purchase price was deposited into an escrow account (one-half of which will be held for 12 months and one-half will be held for 18 months) to satisfy certain indemnification claims by CEG that may arise. Following the initial closing, a succession of delayed closings and payments will occur to transfer certain foreign subsidiaries to CEG as required regulatory approvals and licensing transfers in foreign jurisdictions are obtained. As of September 30, 2010 four delayed closings remained for a total purchase price of $0.8 million. We expect to collect more than $10 million related to the working capital adjustment in the fourth quarter of 2010, subject to final resolution of working capital adjustments between the Company and CEG.

Ratification of Labor Agreement Modification

On September 24, 2010, we entered into a tentative labor agreement with the Teamsters National Freight Industry Negotiating Committee (“TNFINC”). TNFINC is the committee that the International Brotherhood of Teamsters (the “Teamsters”) has designated to represent the Teamster employees of the Company in negotiations regarding the tentative agreement. On September 29, 2010, the

Board of Directors of the Company approved the tentative agreement, and the Teamsters approved submitting the tentative agreement to the Teamster represented employees of the Company’s subsidiaries for ratification. Our eligible Teamster represented employees ratified the tentative agreement on October 30, 2010.

Ratification of the tentative agreement extended the current expiration of the National Master Freight Agreement (“NMFA”), which currently governs labor terms and conditions for most of the Company’s Teamster employees, from March 31, 2013 to March 31, 2015. The modified NMFA is expected to generate an average of $350 million in annual savings through the end of the extended agreement, assuming projected levels of business, employment and costs during those periods. The modified NMFA also provides the following:

•

The temporary cessation of the payment of pension contributions to the multi-employer pension funds (the “Funds”) in which the company’s subsidiaries participate would continue until June 1, 2011, at which time the Company’s subsidiaries would contribute to those Funds until the end of the extended term of the NMFA at the rate of 25% of the contribution rate in effect on July 1, 2009. Modifications to pension contributions will require the approval of the multi-employer pension funds to which the Company contributes.

•

Wage increases were provided for in 2013 and 2014 during the extended term of the NMFA, but the 15% wage reduction was also extended through the extended term of the NMFA and would apply to the new increases.

•	Significant changes were made in the work rules applicable to the Company’s subsidiaries and made uniform across all regional and job classification supplemental agreements to the NMFA.

•	Health and welfare contribution increases were set at 35 cents per hour during each year of the extended term.

•

TNFINC was given the right to approve certain changes of control applicable to the Company. If TNFINC approval is not received, TNFINC may declare the wage, benefit and work rule concessions null and void on a prospective basis.

•	In the event of a bankruptcy of the Company, TNFINC may declare the wage, benefit and work rule concessions null and void.

The Company has begun discussions to restructure the debt under its Credit Agreement, which may include additional capital investment (debt and/or equity) by third parties in a recapitalization. The modified NMFA also provides the following:

•	TNFINC would have the right to approve the various transactions comprising the restructuring/recapitalization.

•

If TNFINC’s approval is not obtained, TNFINC may declare the wage, benefit and work rule concessions null and void on a prospective basis, and the Company would owe its Teamster employees an amount equal to the concessions that in fact benefited the Company prior to the termination.

•	TNFINC would have significant rights to participate in the restructuring/recapitalization discussions.

•

In deciding whether to give its approval to a restructuring/recapitalization, TNFINC could demand on behalf of Teamster represented employees of the Company’s subsidiaries additional compensation if negotiated performance triggers are met, equity participation, specified terms in the restructuring, specified indebtedness levels resulting from the transactions, governance rights and financial viability criteria.

•

The Company is required to enter into definitive agreements to effect the restructuring/recapitalization by December 31, 2010 and close those transactions by March 31, 2011, or in each case, such later date as TNFINC would agree and, in each case, on terms and conditions that TNFINC approves.

The Company agreed to expand TNFINC’s board participation from one to two board members upon completion of a restructuring/recapitalization that TNFINC approves.

Risks and Uncertainties Regarding Future Liquidity

In light of our recent operating results, we have satisfied our short term liquidity needs through a combination of borrowings under our credit facilities, retained proceeds from asset sales, sale/leaseback financing transactions, issuances of our common stock and 6% Notes and an income tax refund from the IRS. In an effort to further manage liquidity, we have also instituted the deferral of pension plan payments and certain interest and fees. As our operating results improve, we expect that cash generated from operations will reduce our need to continue to rely upon these sources of liquidity to meet our short term funding requirements.

In August 2009, the employees in most of our bargaining units who are represented by the International Brotherhood of Teamsters (the “Teamsters”) ratified a modification to our collective bargaining agreement (the “Prior MOU”) to (among other things) implement a 15% wage reduction (which includes the 10% wage reduction previously implemented in January 2009) and a temporary cessation of the requirement for the Company’s subsidiaries to make contributions to union multi-employer pension funds. The wage reduction and the temporary pension contribution cessation have also improved our liquidity position; however, the temporary pension contribution cessation ends at the end of 2010 without further action by the multi-employer pension funds as described below. In October 2010, the employees in most of our bargaining units who are represented by the Teamsters ratified additional modifications to our collective bargaining agreement (the “MOU”), which, among other items, extends the wage reduction until March 2015, institutes work rule changes, extends the temporary pension contribution cessation until June 1, 2011 and reduces the contribution rate to the multi-employer pension funds to 25% of the July 2009 rate from June 2011 through March 2015. The extension of the temporary pension contribution cessation and the reduced pension contribution rate are subject to the approval of the pension funds.

The MOU requires us to enter into definitive agreements by December 31, 2010 to restructure the debt under our Credit Agreement, which may include additional capital investment (debt and/or equity) by third parties in a recapitalization, and to close the transactions by March 31, 2011. The committee that represents the Teamsters in negotiations regarding our collective bargaining agreement (“TNFINC”) must consent to the terms of the restructure/recapitalization transaction and may modify the deadlines set forth in the MOU.

To continue to have sufficient liquidity to meet our cash flow requirements through December 31, 2010 and into 2011:

•	our operating results must continue to stabilize or recover quarter-over-quarter and shipping volumes must continue to stabilize or recover quarter-over-quarter;

•	we must continue to have access to our credit facilities;

•	we must continue to defer payment of:

•	interest and fees to our lenders under the Credit Agreement

•	interest and facility fees to purchasers of our accounts receivable pursuant to the ABS Facility from the October 20, 2010 renewal of the ABS Facility

•	interest and principal to our pension funds pursuant to the Contribution Deferral Agreement;

•	the cost savings under our collective bargaining agreement, including wage reductions, temporary cessation of pension contributions and savings due to work rule changes, must continue;

•	we must complete real estate sale transactions currently under contract as anticipated; and

•	we must continue to implement and realize substantial cost savings measures to match our costs with business levels and to continue to become more efficient.

Some or all of these factors may be beyond our control. We also cannot give assurance that we will continue to maintain covenant compliance under our financing facilities, Contribution Deferral Agreement and labor agreements, the failure of which would have a material adverse effect on our business, financial condition and operating results.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The uncertainty regarding the Company’s ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about the Company’s ability to continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future). These financial statements do not include any adjustments that might result from the outcome of this uncertainty. See our Annual Report on Form 10-K for additional information regarding our ability to continue as a going concern, including the first risk factor under Item 1A – Risk Factors. If we are unable to fund our operations through operating cash flows, existing credit facilities, sales of non-strategic assets and business lines and other capital market transactions, we would consider in court and out of court restructuring alternatives.

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

At December 31, 2010, the temporary cessation of our requirement to make contributions to the multi-employer pension funds in which we participate will end absent the approval of each of our affected multi-employer pension funds to extend the temporary cessation until June 1, 2011. We also need approval of each of these pension funds to resume contributions at a reduced 25% contribution rate after the temporary cessation ends. In addition, under the Contribution Deferral Agreement, 90% approval of the pension funds in interest is required to continue our deferral of the payment of future interest and the amortized principal to the pension funds during 2011 under the Contribution Deferral Agreement. Based upon expected levels of employment in 2011, we estimate that we will be required to contribute approximately $25 – $30 million per month to multi-employer pension funds in 2011 if the pension funds do not approve the extension of the temporary cessation and the reduced contribution rate after the cessation ends. Under the Contribution Deferral Agreement, previously deferred interest and amortized principal payments of $42.0 million are not due until the end of 2011; unless a majority in interest of the pension funds elect to accelerate the payments after termination of the deferral.

Absent the consent of two-thirds in interest of the lenders under the Credit Agreement to continue the deferral of interest and fees under the Credit Agreement during 2011, the deferral will terminate at December 31, 2010. Previously deferred interest and fees under the Credit Agreement of $109.9 million are not due until the end of 2011, unless a majority in interest of the lenders accelerate the payment because of a termination of the deferral under the Contribution Deferral Agreement or to the extent our cash and unblocked availability under the Credit Agreement and the ABS Facility in 2011 exceeds certain levels set forth in the Credit Agreement.

The Company renewed its ABS Facility on October 20, 2010 and continued the deferral of the $10 million commitment fee in two payments of $5 million on each of March 1, 2011 and April 30, 2011 and deferred an additional $5 million commitment fee until June 30, 2011. Deferred interest and fees from October 20, 2010 through March 1, 2011, expected to be approximately $4 million, are due and payable on March 1, 2011. However, if we can refinance the ABS Facility prior to the due date of any of these payments, then the payments will be waived.

TNFINC may declare the wage, benefit and work rule concessions in the MOU null and void on a prospective basis, and we would owe our Teamster employees an amount equal to the concessions that in fact benefited us prior to the termination if, among other things, we do not enter into and consummate a restructure/recapitalization transaction that is approved by TNFINC within the December 31, 2010 and March 31, 2011 deadlines set forth in the MOU (which deadlines may be extended by TNFINC). In addition, if the fee and interest deferrals under the Credit Agreement do not continue in 2011, TNFINC has the right to terminate the Prior MOU, which, among other things, would eliminate the 15% wage reduction in place through March 2015 for employees of bargaining units that have ratified the Prior MOU.

We do not expect that we will have sufficient liquidity to pay deferred amounts under the Credit Agreement and CDA, make contributions to multi-employer pension funds in amounts greater than set forth in the MOU or lose wage, benefit and work rule concessions in 2011. As a result, we are in discussions with all of our stakeholders and we are exploring the restructuring and possible recapitalization of these obligations, which may include the issuance of a significant amount of additional equity. A failure to address these obligations prior to the dates that the deferrals would end or the multi-employer pension fund contributions would begin, or the termination of the wage, benefit and work rule concessions in the MOU, would materially and adversely affect our liquidity and our ability to continue to operate our business in the ordinary course.

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

Contingent Convertible Notes

The balance sheet classification of our contingent convertible notes between short-term and long-term is dependent upon certain conversion triggers, as defined in the applicable indenture. The contingent convertible notes include a provision whereby the note holder can require immediate conversion of the notes if, among other reasons, the credit rating on the contingent convertible notes assigned by Moody’s is lower than B2 or if the credit rating assigned by S&P is lower than B. At September 30, 2010 and December 31, 2009, the conversion trigger was met, and accordingly, the contingent convertible notes have been classified as a short-term liability in the accompanying consolidated balance sheets. Based upon this particular conversion right and based upon an assumed market price of our stock of $4.45 per share, our aggregate obligation for full satisfaction of the $1.9 million par value of contingent convertible notes would require cash payments of a nominal amount. Our Credit Agreement will not allow us to pay more than $1 million in cash payments with respect to the conversion of these notes unless 66  2/3% of the lenders approve the excess payments.

Cash Flow Measurements

We use free cash flow as a measurement to determine the cash flow available to fund strategic capital allocation alternatives and nondiscretionary expenditures including debt service requirements. Free cash flow indicates cash available to fund additional capital expenditures or to reduce outstanding debt (including current maturities). This measurement is used for internal management purposes and should not be construed as a better measurement than net cash from operating activities as defined by generally accepted accounting principles. The following table illustrates our calculation for determining free cash flow for the nine months ended September 30:

(in millions)	2010	2009
Net cash used in operating activities	$(9.3)	$(315.7)
Net property and equipment proceeds	58.4	70.8

Free cash flow (deficit)	$49.1	$(244.9)

Operating cash flows increased $306.4 million during the nine months ended September 30, 2010 versus the same period in 2009. The increase in cash from operations was largely due to a reduced net loss combined with the receipt of an $82.4 million income tax refund in February 2010 and $1.9 million in April 2010. An increase in business volumes during the second and third quarters of 2010 contributed to an increase in accounts receivable from December 2009 to September 2010 of $37.6 million. Operating cash flows used by our discontinued operations were $23.2 million for the nine months ended September 30, 2010 versus cash provided by operations of $23.4 million for the same period in 2009. This decrease is mainly attributable to working capital changes.

Operating cash flows were favorably impacted by the deferral of certain fee and interest payments under our debt and financing obligations of $76.9 million for the nine months ended September 30, 2010 with no corresponding amount in 2009 as our deferrals began in October 2009. Operating cash flows also include $4.4 million and $157.2 million for the nine months ended September 30, 2010 and 2009, respectively, of pension expense charges that have been converted to long-term debt. Absent these deferrals and this conversion, cash used in operating activities would have increased by this same amount.

Net property and equipment proceeds were $12.4 million lower in 2010 versus 2009 and reflect our continued focus on managing overall capital expenditures during the period of reduced volumes. Other than the property and equipment activity, investing activities in 2010 also includes $22.9 million of proceeds related to the sale of the majority of our YRC Logistics business, net of transaction costs.

Net cash used in financing activities was $60.0 million in 2010 versus $78.9 million in 2009. During the nine months ended September 30, 2010, we received proceeds of $70.0 million from the sale of our 6% Notes, which in turn, provided us with the funds to pay off our 8  1/2% USF notes in the amount of $45.3 million and the funds to satisfy our requirement to repurchase $19.8 million of our 5% Contingent Convertible Senior Notes due 2023. We also received proceeds of $15.9 million from our at the market issuance sales which are discussed further within our liquidity section. We incurred debt issuance costs of $12.7 million in 2010 in conjunction with our 6% Notes and credit facility amendments. We also paid $17.3 million of equity issuance costs related to the December 31, 2009 bond exchange and at the market transactions.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of September 30, 2010.

Contractual Cash Obligations

		Payments Due By Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Balance sheet obligations: (a)
ABS borrowings	$122.8	$—	$—	$—	$122.8
Long-term debt including interest(b)	45.2	461.4	71.5	—	578.1
Lease financing obligations including interest	40.2	84.4	88.2	199.2	412.0
Pension deferral obligation including interest	95.1	61.2	—	—	156.3
Workers’ compensation and other claims obligations	118.6	137.1	63.0	123.8	442.5

Off balance sheet obligations:
Operating leases	67.5	62.5	21.2	19.6	170.8
Capital expenditures	4.3	—	—	—	4.3

Total contractual obligations	$493.7	$806.6	$243.9	$342.6	$1,886.8

(a)	Total liabilities for unrecognized tax benefits as of September 30, 2010, were $97.0 million and are classified on the Company’s consolidated balance sheet within “Other Current and Accrued Liabilities”.
(b)	Long-term debt maturities are reflected by contractual maturity for all obligations other than the contingent convertible senior notes. These notes are instead presented based on the earliest possible redemption date defined as the first date on which the note holders have the option to require us to purchase their notes at par. At September 30, 2010, these notes are convertible for cash payments of a nominal amount based on an assumed market price of $4.45 per share for our common stock. Should the note holders elect to exercise the conversion options, cash payments would be less than those presented in the table above.

During the nine months ended September 30, 2010, we entered into no new operating leases for revenue equipment.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Unused line of credit	$—	$168.7	$—	$—	$168.7
Letters of credit	526.4	—	—	—	526.4
Surety bonds	61.2	2.8	—	—	64.0

Total commercial commitments	$587.6	$171.5	$—	$—	$759.1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As required by the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of September 30, 2010 and has concluded that our disclosure controls and procedures were effective as of September 30, 2010.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements.

Item 1A.	Risk Factors

We do not believe we will be able to meet our liquidity requirements in the first quarter of 2011 if (i) our current deferral and temporary cessation arrangements are not extended beyond their current respective expiration dates or (ii) if wage, benefit and work rule concessions in the MOU are terminated.

At the end of 2010, the temporary cessation of our requirement to make contributions to the multi-employer pension funds in which we participate will end absent the approval of each of our affected multi-employer pension funds to extend the temporary cessation until June 1, 2011. We also need approval of each of these pension funds to resume contributions at a reduced 25% contribution rate after the temporary cessation ends. In addition, under the Contribution Deferral Agreement 90% approval of the pension funds in interest is required to continue our deferral of the payment of future interest and the amortized principal to the pension funds during 2011 under the Contribution Deferral Agreement. Based upon expected levels of employment in 2011, we estimate that we will be required to contribute approximately $25 – $30 million per month to multi-employer pension funds in 2011 if the pension funds do not approve the extension of the temporary cessation and the reduced contribution rate after the cessation ends. Under the Contribution Deferral Agreement, previously deferred interest and amortized principal payments of $42.0 million are not due until the end of 2011; unless a majority in interest of the pension funds elect to accelerate the payments after termination of the deferral.

Absent the consent of two-thirds in interest of the lenders under the Credit Agreement to continue the deferral of interest and fees under the Credit Agreement during 2011, the deferral will terminate at December 31, 2010. Previously deferred interest and fees under the Credit Agreement of $109.9 million are not due until the end of 2011, unless a majority in interest of the lenders accelerate the payment because of a termination of the deferral under the Contribution Deferral Agreement or to the extent our cash and unblocked availability under the Credit Agreement and the ABS Facility in 2011 exceeds certain levels set forth in the Credit Agreement.

The Company renewed its ABS Facility on October 20, 2010 and continued the deferral of the $10 million commitment fee in two payments of $5 million on each of March 1, 2011 and April 30, 2011 and deferred an additional $5 million commitment fee until June 30, 2011. Deferred interest and fees from October 20, 2010 through March 1, 2011, expected to be approximately $4 million, are due and payable on March 1, 2011. However, if we can refinance the ABS Facility prior to the due date of any of these payments, then the payments will be waived.

TNFINC may declare the wage, benefit and work rule concessions in the MOU null and void on a prospective basis, and we would owe our Teamster employees an amount equal to the concessions that in fact benefited us prior to the termination if, among other things, we do not enter into and consummate a restructure/recapitalization transaction that is approved by TNFINC within the December 31, 2010 and March 31, 2011 deadlines set forth in the MOU (which deadlines may be extended by TNFINC). In addition, if the fee and interest deferrals under the Credit Agreement do not continue in 2011, TNFINC has the right to terminate the Prior MOU, which, among other things, would eliminate the 15% wage reduction in place through March 2015 for employees of bargaining units that have ratified the Prior MOU.

We do not expect that we will have sufficient liquidity to pay deferred amounts under the Credit Agreement and CDA, make contributions to multi-employer pension funds in amounts greater than set forth in the MOU or lose wage, benefit and work rule concessions in 2011. As a result, we are in discussions with all of our stakeholders and we are exploring the restructuring and possible recapitalization of these obligations, which may include the issuance of a significant amount of additional equity. A failure to address these obligations prior to the dates that the deferrals would end or the multi-employer pension fund contributions would begin, or the termination of the wage, benefit and work rule concessions in the MOU, would materially and adversely affect our liquidity and our ability to continue to operate our business in the ordinary course.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity” for additional information regarding our liquidity.

Item 6.	Exhibits

3.1	Certificate of Amendment to the Certificate of Incorporation of the Company reducing the number of authorized shares, dated September 30, 2010 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on September 30, 2010, File No. 000-12255).
4.1	Supplemental Indenture, dated August 3, 2010, by and among the Company, as issuer, the Guarantors and U.S. Bank National Association, as trustee, relating to the Company’s 6% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on August 3, 2010, File No. 000-12255).
10.1*	Amendment No. 18, dated July 28, 2010, to the Credit Agreement.
10.2*	Letter Agreement, dated August 2, 2010, by and among the Company and certain investors in the Company’s 6% Convertible Senior Notes due 2014.
10.3*	Consent and Amendment 5, effective August 4, 2010, and Consent and Amendment 6, effective August 10, 2010, to Contribution Deferral Agreement.
10.4	Agreement for the Restructuring of the YRC Worldwide Inc. Operating Companies, dated September 24, 2010, among the International Brotherhood of Teamsters, YRC Inc., USF Holland Inc. and New Penn Motor Express, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on September 29, 2010, File No. 000-12255).
10.5*	Letter Agreement, dated September 28, 2010, between the Company and William D. Zollars.
31.1*	Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Sheila K. Taylor pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification William D. Zollars pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Sheila K. Taylor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates documents filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC WORLDWIDE INC.
Registrant

Date: November 9, 2010	/s/ William D. Zollars
William D. Zollars
Chairman of the Board of
Directors, President & Chief
Executive Officer

Date: November 9, 2010	/s/ Sheila K. Taylor
Sheila K. Taylor
Executive Vice President &
Chief Financial Officer