Form 10-K
period 2010-12-31
YRC Worldwide Inc.
filed 2011-03-14
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $167,736,866 based on the closing sale price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2011
Common Stock, $0.01 Par Value Per Share	47,770,650 shares

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

YRC Worldwide Inc.

Form 10-K

Year Ended December 31, 2010

Note on Forward-Looking Statements

This entire report, including (among other items) “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and certain statements in the Notes to Consolidated Financial Statements contained in “Item 8, Financial Statements and Supplementary Data”, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or including the words “should,” “could,” “may,” “expect,” “believe,” “estimate” or similar expressions. Those forward-looking statements speak only as of the date of this report. We disclaim any obligation to update those statements, except as applicable law may require us to do so, and we caution you not to rely unduly on them. We have based those forward-looking statements on our current expectations and assumptions about future events, which may prove to be inaccurate. While our management considers those expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those we discuss in this report under the section entitled “Risk Factors” in Item 1A and the section entitled “Financial Condition — Liquidity — Risks and Uncertainties Regarding Future Liquidity” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports we file with the Securities and Exchange Commission (the “SEC”). The factors we discuss in this report are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report also could have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our existing and potential security holders that they should (1) be aware that important factors to which we do not refer in this report could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

PART I

Item 1. Business

General Description of the Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we”, “us” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries and its interest in certain joint ventures offers its customers a wide range of transportation services. These services include global, national and regional transportation. Our operating subsidiaries include the following:

•

YRC National Transportation (“National Transportation”) is the reporting unit for our transportation service providers focused on business opportunities in regional, national and international services. National Transportation provides for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. This unit includes our less-than-truckload (“LTL”) subsidiary YRC Inc. (“YRC”) and YRC Reimer, a subsidiary located in Canada that specializes in shipments into, across and out of Canada. Approximately 33% of National Transportation shipments are completed in two days or less. In addition to the United States (“U.S.”) and Canada, National Transportation also serves parts of Mexico, Puerto Rico and Guam.

•

Regional Transportation is the reporting unit for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of New Penn Motor Express (“New Penn”), Holland and Reddaway. These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the U.S., Canada, Mexico and Puerto Rico. Approximately 93% of Regional Transportation LTL shipments are completed in two days or less.

•	Truckload reflects the results of Glen Moore, a provider of truckload services throughout the U.S.

On August 13, 2010, we completed the initial closing of the sale of the majority of our YRC Logistics business to a third party. In addition, certain other operations ceased during the quarter ended June 30, 2010. As a result, the YRC Logistics segment has been reported as discontinued operations for all periods presented. See Note 4 “Discontinued Operations – YRC Logistics” for further discussion.

For revenue and other information regarding these segments, see Note 13 “Business Segments” to our consolidated financial statements.

Incorporated in Delaware in 1983 and headquartered in Overland Park, Kansas, we employed approximately 32,000 people as of December 31, 2010. The mailing address of our headquarters is 10990 Roe Avenue, Overland Park, Kansas 66211, and our telephone number is (913) 696-6100. Our website is www.yrcw.com. Through the “SEC Filings” link on our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All of these filings may be viewed or printed from our website free of charge.

Market Trends, Liquidity and Restructuring

The economic environment beginning in 2008, where market conditions were especially weak, and continuing in 2009 has had a dramatic effect on our industry and on our Company. The weak economic environment negatively impacted our customers’ needs to ship and, therefore, negatively impacted the volume of freight we serviced and the price we received for our services. In addition, we believe that many of our existing customers reduced their business with us due to their concerns regarding our financial condition. In 2010, market conditions started to rebound and our customer base stabilized and as a result our volumes stabilized in the first quarter and began to grow sequentially, seasonally adjusted, throughout the remainder of the year. Pricing conditions in the industry, however, remain competitive and we believe that we will continue to face competition stemming from excess capacity in the market in the near term. As a result, we continue to experience lower year-over-year revenue (primarily a function of declining volume), operating losses and net losses.

In light of the past and current economic environment, and the resulting challenging business conditions, we have implemented or are in the process of implementing the following actions (among others) as part of our comprehensive recovery plan to reduce our cost structure and improve our operating results, cash flow from operations, liquidity and financial condition:

•	effective July 1, 2008, we curtailed our nonunion defined benefit plans;

•	the first quarter 2009 implementation of a 10% wage reduction for substantially all of our employees (both union and non-union);

•	the August 2009 implementation of an additional 5% wage reduction for substantially all of our union employees;

•

the deferral of payment of certain contributions to the Company’s International Brotherhood of Teamsters (the “Teamsters”) multi-employer pension funds, mostly in the first half of 2009, pursuant to a contribution deferral agreement (the “Contribution Deferral Agreement”), followed by the temporary cessation of pension contributions to the multi-employer pension funds in the period from July 2009 through December 31, 2010, and subsequently further extended through May 31, 2011, which temporary cessation eliminates the need to recognize expense for these contributions during this period;

•

an agreement with the Company’s Teamster multi-employer pension funds to defer the payment of interest on our deferred obligations, and to defer the beginning of installment payments of previously deferred contributions, subject to important conditions and exceptions;

•	the continued suspension of company-matching 401(k) contributions for non-union employees;

•

the sale of excess property and equipment, primarily resulting from the integration of the Yellow Transportation and Roadway networks, the sale and leaseback of core operating facilities, reductions in force to scale our business to current shipping volumes, and other cost reduction measures in general, administrative and other areas;

•

a series of amendments to our existing credit agreement among us, certain of our subsidiaries, JPMorgan Chase Bank, National Association, as agent (the “Agent”), and the other lenders that are party thereto (the “Lenders”) (the “Credit Agreement”) to, among others things, provide us with greater access to the liquidity that our revolving credit facility provides and to provide for the deferral of interest and fees that we pay to the Lenders, subject to important conditions and exceptions;

•

a renewal of and a series of amendments to our asset-backed securitization facility (the “ABS Facility”) to, among other things, defer most of the fees payable in connection with the ABS Facility, subject to important conditions and exceptions;

•	a debt-for-equity exchange in December 2009 that retired approximately $470 million aggregate principal amount of our debt securities then outstanding;

•

the issuance of our new 6% convertible senior notes due 2014 (the “6% Notes”) in February 2010 and August 2010 to retire most of our debt securities that remained outstanding after the debt-for-equity exchange;

•	at the market sales of our common stock to raise cash;

•	the sale of our YRC Logistics business; and

•

ratification of the modified National Master Freight Agreement (the “NMFA”), which, among other things, extends the term to March 31, 2015, continues the cumulative 15% wage reduction and temporary cessation of payment of pension contributions to the multi-employer pension funds and modifies work rules, subject to important conditions and exceptions.

Throughout 2010 and into 2011, we continued to review the strategic and financing alternatives available to us and retained legal and financial advisors to assist us in this regard.

Agreement in Principle

As previously disclosed in Current Reports on Form 8-K that we filed with the Securities and Exchange Commission (the “SEC”) on December 21, 2010 and on January 3, 2011 (the “Prior 8-Ks”), the continued deferral of interest, fees and other obligations under the Credit Agreement was conditioned upon our entering into an agreement-in-principle (the “AIP”) with the Teamsters National Freight Industry Negotiating Committee (“TNFINC”) of the International Brotherhood of Teamsters (the “IBT”), the Required Lenders (at least 51% of exposure as defined in the Credit Agreement), the Agent and the Steering Group Majority (as defined below) (collectively, the “Consenting Parties”) on or before February 28, 2011 setting forth the material terms of our restructuring (the “AIP Condition”). The continued deferral of interest, fees and other obligations under our ABS Facility and Contribution Deferral Agreement was also conditioned on satisfying the AIP Condition.

“Steering Group” means the informal group of unaffiliated Lenders and Participants (as defined in the Credit Agreement) represented by Akin Gump Strauss Hauer & Feld LLP and Houlihan Lokey Howard & Zukin Capital, Inc.; provided, that the Lenders that make up the Steering Group may change from time to time as and when such changes are identified to us and the Agent. The Steering Group will cease to be a Consenting Party on and after any date on which the Steering Group’s exposure under the Credit Agreement (including participations) is less than 55% of the Steering Group’s exposure as of December 8, 2010.

“Steering Group Majority” means the Lenders of the Steering Group representing more than 50% of the Steering Group’s exposure under the Credit Agreement (including participations).

On February 28, 2011, we and the other Consenting Parties reached a non-binding agreement in principle in the form of a term sheet entitled “Summary of Principal Terms of Proposed Restructuring” (the “Term Sheet”) setting forth the material terms of our proposed restructuring (the “Restructuring”), thereby satisfying the AIP Condition in the Credit Agreement. The Restructuring is intended to improve our balance sheet and our liquidity with which to operate and grow our business and to position us to achieve long-term success for the benefit of our customers, employees, creditors and stockholders. The Term Sheet, by its terms, is not legally binding on us or any of the Consenting Parties nor is it a comprehensive list of all relevant terms and conditions of the Restructuring. The terms of any definitive agreements regarding a Restructuring may contain terms different than those contained in the Term Sheet.

In the event we and the other Consenting Parties enter into definitive documents reflecting the terms as contemplated by the Term Sheet, we anticipate that:

•	with respect to claims in outstanding borrowings, deferred interest and fees and letters of credit under the Credit Agreement,

(1)	the Lenders would receive in respect of a portion of such claims (a) a significant majority of our newly issued common stock (the “New Common Stock”), and (b) certain newly issued convertible secured notes maturing on March 31, 2015 that are convertible into additional shares of New Common Stock (the “Restructured Convertible Secured Notes”),

(2)	the letters of credit facility under the Credit Agreement and outstanding letters of credit would remain in place, and

(3)	we would enter into an amended term loan facility with the Lenders for a portion of remaining borrowing claims under the Credit Agreement not satisfied in (1) above;

•

additionally, the Lenders will purchase for cash, to be retained by us for use in our business, an additional tranche of newly issued convertible secured notes maturing on March 31, 2015 (the “New Money Convertible Secured Notes”);

•

the ABS Facility would be refinanced in full with an asset-based lending facility, which is expected to provide additional liquidity through a higher advance rate than the receivable purchase rate under the ABS Facility;

•

the note securing our deferred multi-employer pension contributions (the “Pension Note”) would be amended to (i) extend the maturity until March 31, 2015, (ii) defer any accrued interest and fees until maturity, (iii) provide for contract rate cash interest payments and (iv) eliminate any mandatory amortization payments (other than in connection with permitted sales of certain collateral);

•	holders of our current convertible notes would receive shares of New Common Stock in exchange for their current convertible notes;

•	in consideration for consent to the Restructuring by TNFINC on behalf of employees represented by the IBT, shares of New Common Stock would be issued for the benefit of those employees; and

•	our board of directors would consist of six members nominated by the Steering Committee, two members nominated by TNFINC and a chief executive officer-director.

In the event a Restructuring as contemplated by the Term Sheet is completed, we anticipate that our current stockholders will be very substantially diluted.

Unless and until definitive written agreements with respect to the Restructuring have been executed and delivered, neither we nor any of the other Consenting Parties will be under any legal obligation of any kind whatsoever with respect to the Restructuring. The Restructuring affects significant constituents who have not participated in the negotiation of the Term Sheet and who have not agreed to the Term Sheet, and as a result, certain of the terms set forth therein may change. Significant third-party approvals are required to support and complete the Restructuring on an out-of-court basis, including by lenders under the Credit Agreement and ABS Facility, TNFINC, the multi-employer pension funds and the holders of our current convertible notes. The completion of any out-of-court restructuring may also require an amendment to our certificate of incorporation that would need to be approved by our stockholders and any restructuring may require legislative changes to current law or other satisfactory action or arrangements to enable or facilitate approval by certain of the pension funds. The Restructuring is also subject to significant milestone completion conditions, as is described below. Among such milestone completion conditions is the Pension Fund Condition (as defined below), which has not been satisfied.

We cannot provide you with any assurances that we will reach agreement on the definitive terms of any restructuring. We cannot provide you with any assurances that the terms of any definitive agreements regarding a restructuring will not contain terms substantially and materially different that those described in this report. The Restructuring is also subject to the lack of unexpected or adverse litigation results. We cannot provide you with any assurances that any restructuring can be completed out-of-court or whether we will be required to implement the Restructuring under the supervision of a bankruptcy court, in which event, we cannot provide you with any assurances that the terms of any such restructuring will not be substantially and materially different from those described in this report or that an effort to implement an in-court restructuring would be successful.

Notwithstanding our reaching the AIP with the other Consenting Parties, we anticipate that we will continue to face risks and uncertainties regarding our short and medium-term liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Financial Condition — Risks and Uncertainties Regarding Future Liquidity.”

Credit Agreement

On February 28, 2011, we entered into Amendment No. 20 (the “Credit Agreement Amendment”) to the Credit Agreement.

Milestones

Pursuant to the terms of the Credit Agreement Amendment, the Required Lenders (at least 51% of exposure as defined in the Credit Agreement), the Agent and the Steering Group Majority have acknowledged that the Term Sheet satisfies the AIP Condition.

In addition, the Credit Agreement Amendment amends certain milestones previously disclosed in the Prior 8-K filed with the SEC on December 21, 2010 that are conditions to our continued deferral of revolver and term loan interest, letters of credit fees and commitment fees and adds the Pension Fund Condition (as defined below) as follows:

•

The Credit Agreement Amendment extends the deadline for each document required to effectuate our restructuring contemplated by the AIP to be in final form and acceptable to the Consenting Parties (the “Documentation Condition”) from March 15, 2011 to April 29, 2011 (or such later date approved by the Supermajority Lenders (as defined in the Credit Agreement) but not later than December 31, 2011). The Credit Agreement Amendment also amends the Documentation Condition to add the following additional requirements (i) lenders representing at least 90% of exposure (as defined in the Credit Agreement) must sign an agreement supporting the Restructuring, (ii) subject to satisfaction of the Closing Condition (as defined below), TNFINC must consent to the Restructuring and waive any termination, modification similar rights under the Restructuring Plan (as defined below) such that the Restructuring Plan shall be fully binding on the parties thereto, (iii) subject to satisfaction of the Closing Condition, the Specified Pension Fund Deferral Transaction Documents (as defined in the Credit Agreement) must be amended to reflect the terms of the Restructuring and (iv) subject to satisfaction of the Closing Condition and to the extent deemed reasonably necessary, the ABS Facility (as defined below) must be amended to reflect the terms of the Restructuring.

•

The Credit Agreement Amendment extends the deadline for the Restructuring to be effectuated and closed (the “Closing Condition”) from May 13, 2011 to July 22, 2011 (or such later date approved by the Supermajority Lenders but not later than December 31, 2011); provided, that the Closing Condition deadline will be May 31, 2011 if the Pension Fund Amendment Condition is not satisfied on or before that date (the “Restructuring Closing Date”).

•

The Credit Agreement Amendment adds a milestone which requires we obtain, by March 10, 2011, the nonbinding agreement (on terms and conditions acceptable to Company, the Agent, the Steering Group Majority and TNFINC) of the Majority Funds (at least a majority of exposure as defined in the Contribution Deferral Agreement) to the terms of the Term Sheet (subject to the conditions included in the Term Sheet as applied to the Funds (the “Pension Fund Condition”)). Such nonbinding agreement was not obtained by the required date.

“Pension Fund Amendment Condition” means that the Specified Pension Fund Deferral Transaction Documents have been amended to extend the deferral of interest and amortization payments from May 31, 2011 to July 22, 2011, subject to earlier termination if the Documentation Condition or the Closing Condition is not satisfied by the applicable required date.

The failure to satisfy the Pension Fund Condition, the Documentation Condition or the Closing Condition by the applicable required date is referred to herein as a “Milestone Failure.” A Milestone Failure has occurred because the Pension Fund Condition was not satisfied by the required date, and, as a result, the Required Lenders have the right, but not the obligation, to declare an event of default under the Credit Agreement. We believe the Milestone Failure occurred principally as a result of the Majority Funds including in their nonbinding agreement to the terms of the Term Sheet their intent to seek a significant increase in the interest rate payable on the Pension Note in connection with the definitive documents regarding the Restructuring, and such nonbinding agreement was not acceptable to certain of the Consenting Parties. The Required Lenders have not indicated that they intend to declare an event of default under the Credit Agreement, and we are continuing to work with the parties to satisfy the Documentation Condition. As of March 14, 2011, the Agent does not recommend declaring an event of default at this time in respect of the Milestone Failure. We cannot provide any assurance that the Required Lenders will not declare an event of default under the Credit Agreement. If the Required Lenders declare an event of default under the Credit Agreement, we anticipate that we would seek protection under the U.S. Bankruptcy Code (the “Bankruptcy Code”).

If the Documentation Condition or the Closing Condition is not satisfied by the applicable required date, then (i) the deferral of interest and fees under the Credit Agreement will end on the fifth day (or if the fifth day is not a business day, the immediately following business day) following such failure and (ii) the Required Lenders may declare an event of default under the Credit Agreement.

Minimum Consolidated EBITDA Covenant

The Credit Agreement Amendment removes the minimum Consolidated EBITDA (as defined in the Credit Agreement) covenant in respect of the period ending March 31, 2011 and resets the minimum EBITDA covenant for each fiscal quarter thereafter in an amount to be agreed to by us, the Agent and the Required Lenders on or prior to April 29, 2011.

Annual Financial Statements

The Credit Agreement Amendment modifies the affirmative covenant that requires our financial statements for the fiscal year ended 2010 with an audit opinion that does not include a “going concern” exception to permit an audit opinion with a “going concern” exception in connection with such financial statements.

ABS Facility

On February 28, 2011, the Company as Performance Guarantor, Yellow Roadway Receivables Funding Corporation (“YRRFC”), as Seller and the Co-Agents party thereto entered into an amendment (the “ABS Amendment”) to the ABS Facility.

Similar to the Credit Agreement Amendment, the ABS Amendment removes the minimum Consolidated EBITDA (as defined in the Credit Agreement) covenant in respect of the period ending March 31, 2011 and resets the minimum EBITDA covenant for each fiscal quarter thereafter in an amount to be agreed to by us, the Administrative Agent and the Required Co-Agents on or prior to April 29, 2011.

In connection with the ABS Amendment, the Co-Agents consented to the Credit Agreement Amendment and agreed to extend the deferral of interest and fees to the fifth day following July 22, 2011 (or if such fifth day is not a business day, the next succeeding business day) (as such date may be extended pursuant to the definition of Deferred Payment Termination Date below) so long as a Milestone Failure, the Amortization Date (as defined in the ABS Facility) or the Deferred Payment Termination Date (as defined below) does not occur prior to that date. If the ABS Facility is refinanced on or before the deferred interest and fees are due, then YRRFC will not have to pay the deferred interest and fees. A Milestone Failure has occurred because the Pension Fund Condition was not satisfied by the required date, and, as a result, a $5 million commitment fee will be due and payable on April 30, 2011 unless the Co-Agents agree to defer the due date. However, there can be no assurance that the Co-Agents will agree to defer the due date.

The date that deferred interest and fees are due in the event of a Deferral Suspension Event (as defined in the Credit Agreement) was also extended to the earlier of the Amortization Date (as defined in the ABS Facility) or the Deferred Payment Termination Date (as defined below).

“Required Co-Agents” means the Administrative Agent and the Co-Agents (other than the Falcon Agent) for two of the Banks Groups (as defined in the ABS Facility).

“Deferred Payment Termination Date” means the earliest of the occurrence of (i) the earliest to occur of (a) the fifth day following February 28, 2011 (or if such fifth day is not a business day, the next succeeding business day) (as such date may be extended pursuant to the terms of this definition) unless the AIP Condition (as defined in the Credit Agreement) has been satisfied on or prior to February 28,

2011 (or such extended date), (b) the fifth day following April 29, 2011 (or if such fifth day is not a business day, the next succeeding business day) (as such date may be extended pursuant to the terms of this definition) unless the Documentation Condition has been satisfied in a manner acceptable to the Agents on or prior to April 29, 2011 (or such extended date) and (c) the fifth day following the Restructuring Closing Date (or if such fifth day is not a business day, the next succeeding business day) (or, in the case of each of the foregoing clauses (a), (b) and (c), such later date as may be agreed to by the Required Co-Agents and YRRFC, but in no event to be later than December 31, 2011) and (ii) any Deferral Termination Event (as defined in the Credit Agreement). Pursuant to the terms of the ABS Amendment, the Co-Agents have acknowledged that the Term Sheet satisfies the AIP Condition.

In connection with the ABS Amendment, a covenant under the ABS Facility was modified to permit an audit opinion with respect to our financial statements for the fiscal year ended 2010 to contain a going concern exception.

Contribution Deferral Agreement

On February 28, 2011, YRC Inc., USF Holland Inc., New Penn Motor Express Inc., USF Reddaway Inc. and each of the guarantors party thereto (each, one of our subsidiaries) entered into Amendment No. 8 to the Contribution Deferral Agreement (the “CDA Amendment”).

Pursuant to the CDA Amendment, the Majority Funds (at least a majority of exposure as defined in the Contribution Deferral Agreement) have acknowledged that the Term Sheet satisfies the AIP Condition, which acknowledgement was amended to require only the approval of the Consenting Parties to the Term Sheet.

In addition, the CDA Amendment amends certain milestones under the Contribution Deferral Agreement previously disclosed in the Prior 8-K filed with the SEC on January 3, 2011 that are a condition to the continued deferral of Monthly Amortization Payments and Monthly Interest Payments (each as defined in the Contribution Deferral Agreement). Such amendments result in the milestones under the Contribution Deferral Agreement being conformed to the Documentation Condition and the Closing Condition definitions and deadlines in the Credit Agreement Amendment, as described above, except that (i) the Documentation Condition does not require further documentation in respect of the ABS Facility and (ii) the Majority Funds must agree to any extension of the deadline applicable to the Documentation Condition or the Closing Condition.

If the Documentation Condition or the Closing Condition is not satisfied by the applicable required date, then the Majority Funds may accelerate the due date of the Monthly Amortization Payments and Monthly Interest Payments at any time on or after the fifth day (or if the fifth day is not a business day, the immediately following business day) following such failure.

Teamsters Agreement

On September 24, 2010, YRC Inc., USF Holland Inc. and New Penn Motor Express Inc. (each, one of our subsidiaries) entered into the Agreement for the Restructuring of the YRC Worldwide Inc. Operating Companies and related Term Sheet/Proposal (the “Restructuring Plan”) with TNFINC.

The Restructuring Plan, as amended by that certain Certification and Amendment to TNFINC Term Sheet (the “IBT Amendment”) as of December 31, 2010, required us (i) on or before March 15, 2011 (the “Documentation Deadline”) to enter into definitive documentation with respect to and (ii) on or before May 13, 2011 (the “Closing Deadline”) to consummate a capital transaction that is acceptable to TNFINC (or, in the case of each of the foregoing clauses (i) and (ii), such later date as TNFINC may agree in its sole discretion).

On February 28, 2011, TNFINC, YRC Inc., USF Holland Inc. and New Penn Motor Express Inc. entered into a Certification and Second Amendment to TNFINC Term Sheet (the “Second IBT Amendment”) to extend (i) the Documentation Deadline to April 29, 2011 and (ii) the Closing Deadline to July 22, 2011 (or, in the case of each of the foregoing clauses (i) and (ii), such later date as TNFINC may agree in its sole discretion) (the “Extension Period”). Unless TNFINC otherwise agrees, the Extension Period and the wage, work rule and benefit concessions set forth in the Restructuring Plan will terminate upon the occurrence of the events contained in the Restructuring Plan or the IBT Amendment as described in the Prior 8-K filed with the SEC on January 3, 2011. In addition, the extensions would terminate (i) April 29, 2011 in the event that we fail to enter into definitive documentation that is acceptable to TNFINC (in its sole discretion), or (ii) July 22, 2011 in the event that the Restructuring is not consummated, unless such dates are extended by TNFINC in its sole discretion at such time. Pursuant to the terms of the Second IBT Amendment, TNFINC acknowledged that the Credit Agreement Amendment, the ABS Amendment and the CDA Amendment are acceptable to TNFINC.

Going Concern

We are reporting net losses for the year ended December 31, 2010 for the fourth consecutive year. These cumulative losses in addition to our current liquidity situation raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on the achievement of profitable operations and the success of our financial and strategic alternatives process, which may include the restructuring of our capital structure. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business, adversely impacting amounts actually realized relative to our financial statements. Until the possible completion of the financial and strategic alternatives process, our future remains uncertain, and there can be no assurance that our efforts in this regard will be successful.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which implies that we will continue to meet our obligations and continue our operations for at least the next 12 months. However, our significant declines in operations, cash flows, and liquidity raise substantial doubt about our ability to continue as a going concern. Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

For more information regarding our financial condition, liquidity and risks and uncertainties regarding our future liquidity, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.”

Narrative Description of the Business

Operating Units

YRC National Transportation

Through September 30, 2008, National Transportation was comprised of the Company’s two largest LTL subsidiaries, Yellow Transportation and Roadway. In October 2008, these two subsidiaries merged and changed the name of the surviving legal entity to YRC, headquartered in Overland Park, Kansas. YRC continued to operate Yellow Transportation and Roadway as two separate divisions, each with a distinct, separate transportation network of terminal and transportation routes and each continuing their respective brand names. Prior to the merger, Yellow Transportation and Roadway were in many cases operating out of different parts of the same facility. In October 2008, YRC began to integrate the Yellow Transportation and Roadway networks by installing common management at locations where the divisions shared a service facility and by having only one local pickup and delivery function at certain locations. On March 1, 2009, YRC fully combined both networks into a single network with a single network management structure, a single set of routes and one technology platform. This combination eliminated the two divisions. This network is operated under the brand YRC, although the legacy brand names, Yellow Transportation and Roadway, will continue to exist in the marketplace and be phased out over time as equipment and sales collateral bearing these brands are replaced.

National Transportation offers a full range of services for the transportation of industrial, commercial and retail goods in regional, national and international markets, primarily through the operation of owned or leased equipment in their respective North American ground distribution networks. Transportation services are provided for various categories of goods, which may include (among others) apparel, appliances, automotive parts, chemicals, food, furniture, glass, machinery, metal, metal products, non-bulk petroleum products, rubber, textiles, wood and other manufactured products or components. National Transportation provides both LTL services, which combine shipments from multiple customers on a single trailer, and truckload services. Most deliveries are LTL shipments with truckload services offered to maximize equipment utilization and reduce empty miles (the distance empty or partially full trailers travel back to origin to balance the network). National Transportation provides higher-margin specialized services, including guaranteed expedited services, time-specific deliveries, cross-border services, coast-to-coast air delivery, global transportation, product returns, temperature-sensitive shipment protection and government material shipments.

National Transportation serves more than 350,000 manufacturing, wholesale, retail and government customers throughout North America. National Transportation’s 18,000 employees are dedicated to operating its extensive network which supports over 11.4 million shipments annually. National Transportation shipments have an average shipment size of 1,200 pounds and travel an average distance of roughly 1,200 miles. Approximately 33% of shipments are delivered in two days or less. Operations research and engineering teams centrally coordinate the equipment, routing, sequencing and timing necessary to transport shipments through our network. At December 31, 2010, National Transportation had 8,710 owned tractors, 857 leased tractors, 34,133 owned trailers and 2,845 leased trailers. The National Transportation network includes 152 strategically located owned service facilities with 9,861 doors and 172 leased facilities with 7,168 doors. National Transportation accounted for 67% of our total operating revenue in 2010, 72% of our total operating revenue in 2009 and 76% of our total operating revenue in 2008.

National Transportation provides services throughout North America, including within Puerto Rico, Guam, Alaska and Hawaii.

National Transportation has one of the largest networks of LTL service centers, equipment and transportation professionals throughout North America and provides flexible and efficient supply chain solutions including:

•	Guaranteed Precision® – a guaranteed on-time service with constant shipment monitoring and more direct points than any other guaranteed standard delivery service.

•	Expedited Precision® – comprised of two key offerings including:

•

YRC Time-CriticalTM – Expedited, emergency and window deliveries via ground or air anywhere in North America with shipment arrival timed to the hour, day, or span of days and a 100% on-time guarantee. Guaranteed multiple-day window deliveries meet a retail industry need to reduce chargeback fees.

•

YRC Time-Advantange® – Cost-effective blend of ground and air transportation to provide highly reliable deliveries at any speed throughout North America, with both expedited and deferred air capabilities.

•

Specialized Solutions® – includes a variety of services to meet industry and customer-specific needs with offerings such as Custom Projects, Consolidation and Distribution, Reverse Logistics, Residential, Exhibit Services and Shipment Protection through Insulated Covers and our patented Sealed Divider and Sealed Trailer services that are designed for products that are difficult or expensive to package for shipping, are of high value, or need verifiable security throughout the transit.

•	my.yrc.com – a secure e-commerce website offering online resources for supply chain visibility and shipment management in real time.

•

Global Services – Global offerings in cooperation with MIQ Logistics and other third parties provide air, ocean and ground transportation and logistics services at any point in the supply chain; Standard Forwarding, Global Logistics, Transportation Management, and Dedicated Warehouse.

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

The Regional Transportation companies are described as follows:

•

New Penn, headquartered in Lebanon, Pennsylvania, provides local next-day, day-definite, and time-definite services through a network located in the Northeastern United States; Quebec, Canada; and Puerto Rico.

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

The Regional Transportation companies serve more than 286,000 manufacturing, wholesale, retail and government customers throughout North America. At December 31, 2010, the Regional Transportation network included 61 owned service facilities with 3,915 doors and 57 leased facilities with 2,491 doors, and the fleet included 5,590 owned tractors and 13,093 owned trailers and 430 leased tractors and 50 leased trailers. Regional Transportation’s over 11,000 employees are dedicated to supporting the delivery of over 9.8 million shipments annually.

The Regional Transportation companies accounted for 31% of our total operating revenue in 2010, 27% of our total operating revenue in 2009 and 23% of the total operating revenue in 2008.

Truckload

Glen Moore, headquartered in Carlisle, Pennsylvania, provides spot, dedicated and single-source customized truckload services on both a regional and national level. Glen Moore has one primary domicile located in Carlisle, Pennsylvania.

At December 31, 2010, Glen Moore had more than 650 employees in North America and a fleet of 565 owned tractors and 1,977 owned trailers. Truckload accounted for 2% of our total operating revenue in 2010 and 1% in both 2009 and 2008.

Shared Services

YRC Enterprise Services, headquartered in Overland Park, Kansas, has approximately 1,900 employees. YRC Enterprise Services provides a wide variety of centrally managed support and technology services to our operating companies. These services span nearly all functions, including components of finance, operations support, sales, marketing, information technology, risk management and security. Enterprise Solutions Group, a division that provides sales and marketing services to our operating subsidiaries for an identified group of large accounts who desire to buy services from more than one of these operating subsidiaries in a coordinated manner, is a part of YRC Enterprise Services. In addition, the parent company YRC Worldwide provides legal services to its subsidiaries.

Each of our shared services organizations charges the operating companies for their services, either based upon usage or on an overhead allocation basis.

Competition

In today’s marketplace, transportation and logistics professionals utilize a broad range of providers to meet their supply chain needs in an efficient and cost effective manner. The YRC Worldwide business strategy is to utilize our portfolio of branded companies to provide transportation and logistics services that are focused on exceeding client expectations.

Few U.S.-based transportation companies offer comparable transportation capabilities. By integrating traditional ground, expedited, air, ocean and managed transportation capabilities, we provide business organizations with a single-source solution to supply chain challenges globally. Our market studies show a continued preference among customers for transportation providers based on “service value,” which is the relationship between overall quality and price. We believe that we can compete well against transportation competitors from an overall value perspective.

As a result of difficult market conditions from the global economic recession, YRC Worldwide companies, like many of their competitors reduced the size and scope of their operational networks, staffing levels and service offerings in the 2008-2010 periods to adjust to new business levels in the marketplace. However, YRC Worldwide companies remain among the few transportation providers that are capable of offering capabilities across broad geographies, modes of transportation and unique customer bases to meet the broadest of customer supply chain needs.

The companies of YRC Worldwide operate in a highly competitive environment. Their competitors include global, integrated transportation services providers; global forwarders; national transportation services providers; regional or interregional providers; third party logistics providers; and small, intraregional transportation companies. The companies of YRC Worldwide also have competitors within several different modes of transportation including: LTL, truckload, air and ocean cargo, rail, transportation consolidators and privately owned fleets.

Ground-based transportation includes private fleets and “for-hire” provider groups. The private provider segment consists of fleets owned by companies who move their own goods and materials. The “for-hire” groups are classified based on the typical shipment sizes that they handle. Truckload refers to providers transporting shipments that generally fill an entire 48 or 53-foot trailer and LTL refers to providers transporting goods from multiple shippers in a single load that would not fill a full-sized trailer on their own.

LTL transportation providers consolidate numerous orders generally ranging from 100 to 10,000 pounds from varying businesses at individual service centers - in close proximity to where those shipments originated. Utilizing expansive networks of pickup and delivery operations around these local service centers, shipments are moved between origin and destination utilizing distribution centers when necessary, where consolidation and deconsolidation of loads occurs. Depending on the distance shipped, shared load providers are often classified into one of four sub-groups:

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

National Transportation provides service in all four sub-groups. New Penn, Holland, Reddaway and Glen Moore compete in the regional, interregional and national transportation marketplace. Each brand competes against a number of providers in these markets from small firms with one or two vehicles, to global competitors with thousands of physical assets. While there are competitors with a similar multi-dimensional approach, there are few in the traditional LTL segment with as comprehensive an offering in those categories as those provided collectively by YRC Worldwide.

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

The competition specifically for global logistics operations includes all of the same types of providers mentioned previously in addition to transportation management systems providers, domestic and international freight forwarders, freight brokers, warehouse management providers, global ground asset providers (China specifically), and third-party logistics companies.

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

Our operating companies are subject to regulatory and legislative changes, which can affect our economics and those of our competitors. Various federal and state agencies regulate us, and our operations are also subject to various federal, foreign, state, provincial and local environmental laws and regulations dealing with transportation, storage, presence, use, disposal and handling of hazardous materials, emissions related to the use of petroleum based fuels, discharge of storm-water and underground fuel storage tanks. We are also subject to regulations to combat terrorism that the U.S. Department of Homeland Security and other agencies impose. See risk factors related to our compliance with laws and regulations in Item 1A of this report.

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

Our operating companies store fuel for use in our revenue equipment in approximately 340 underground storage tanks (“UST”) located throughout the U.S. Maintenance of such USTs is regulated at the federal and, in some cases, state level. The USTs are required to have leak detection systems and are required to be extracted upon our exiting the property. Traditionally upon sale of properties containing USTs, the UST is considered an asset in the transaction and as such, we contractually transfer this removal obligation to the buyer.

During 2010, we spent approximately $8.6 million to comply with U.S. federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, “Environmental Regulations”). In 2011, we expect to spend approximately $10 million to comply with the Environmental Regulations. Based upon current information, we believe that our compliance with Environmental Regulations will not have a material adverse effect upon our capital expenditures, results of operations and competitive position because we have either made adequate reserves for such compliance expenditures or the cost for such compliance is expected to be small in comparison with our overall expenses.

We estimate that we will incur approximately $0.5 million in capital expenditures for environmental control equipment during 2011. We believe that capital expenditures for environmental control equipment for 2011 will not have a material adverse effect upon our financial condition because the aggregate amount of these expenditures is expected to be immaterial.

The Comprehensive Environmental Response, Compensation and Liability Act (known as the “Superfund Act”) imposes liability for the release of a “hazardous substance” into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with then current laws and regulations. With the joint and several liabilities imposed under the Superfund Act, a potentially responsible party (“PRP”) may be required to pay more than its proportional share of such environmental remediation. Several of our subsidiaries have been identified as PRPs at various sites discussed below. The U.S. Environmental Protection Agency (the “EPA”) and appropriate state agencies are supervising investigative and cleanup activities at these sites. The EPA has identified the former Yellow Transportation (now a part of YRC Inc.) as a PRP for three locations: Angeles Chemical Co., Santa Fe Springs, CA; Alburn Incinerator, Inc., Chicago, IL and Omega Chemical, Whittier, CA. We estimate that the combined potential costs at these sites will not exceed $0.2 million. With respect to these sites, it appears that YRC Inc. delivered minimal amounts of waste to these sites, which is de minimis in relation to other respondents. The EPA has identified the former Roadway Express (now a part of YRC Inc.) as a PRP for eight locations: Alternate Energy Resource, Augusta, GA; Commercial Oil, Oregon, OH; BEMS Landfill, Mt. Holly, NJ; Jones Industrial, South Brunswick, NJ; Voda Petroleum, Clarksville City, TX; Ward Transformer, Raleigh, NC; Roosevelt Irrigation District, Phoenix, AZ and Berry’s Creek, Carlstadt, NJ. We estimate that combined potential costs at the first six sites will not exceed $1.0 million. The EPA has notified YRC Inc. and 140 other potential parties of their potential responsibility status at the Berry’s Creek site where YRC Inc. owns and operates a service center in the watershed area that discharges into Berry’s Creek. We estimate the Berry’s Creek potential cost to be $0.6 million. Roosevelt Irrigation District has notified YRC Inc. and other potential parties for their responsibility of remediation of contaminated groundwater wells. We estimate YRC Inc.’s potential for Roosevelt Irrigation District to be $0.6 million. The EPA has identified USF Red Star, a non-operating subsidiary, as a PRP at six locations: Champion Chemical, Marlboro, NJ; Booth Oil, N. Tonawanda, NY; Quanta Resources, Syracuse, NY and three separate landfills in Byron, NY, Moira, NY and Palmer, MA. We believe the potential combined costs at these sites to be $0.4 million. The EPA has identified Holland as a PRP for one location, Horton Sales Piedmont Site, Greenville County, SC. We believe the potential cost at this site to be immaterial.

While PRPs in Superfund actions have joint and several liabilities for all costs of remediation, it is not possible at this time to quantify our ultimate exposure because the projects are either in the investigative or early remediation stage. Based upon current information, we do not believe that probable or reasonably possible expenditures in connection with the sites described above are likely to have a material adverse effect on our financial condition or results of operations because:

•	To the extent necessary, we have established adequate reserves to cover the estimate we presently believe will be our liability with respect to the matter;

•	We and our subsidiaries have only limited or de minimis involvement in the sites based upon a volumetric calculation;

•	Other PRPs involved in the sites have substantial assets and may reasonably be expected to pay their share of the cost of remediation; and

•	We believe that our ultimate liability is relatively small compared with our overall expenses.

We are subject to various other governmental proceedings and regulations, including foreign regulations, relating to environmental matters, and are investigating potential violations of Environmental Regulations with respect to certain sites, but we do not believe that any of these matters or investigations are likely to have a material adverse effect on our business, financial condition or results of operations.

This section, “Environmental Matters,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “should,” “could,” “may,” “expect,” “believe,” “estimate” and similar expressions are intended to identify forward-looking statements. Our expectations regarding our compliance with Environmental Regulations and our expenditures to comply with Environmental Regulations, including (without limitation) our capital expenditures on environmental control equipment, and the effect that liability from Environmental Regulation or Superfund sites may have on our competitive position, financial condition or results of operations, are only our expectations regarding these matters. These expectations may be substantially different from actual results, which may be affected by the following factors: changes in Environmental Regulations; unexpected, adverse outcomes with respect to sites where we have been named as a PRP, including (without limitation) the sites described above, and to sites in which we are investigating potential violations of Environmental Regulations; the discovery of new sites of which we are not aware and where additional expenditures may be required to comply with Environmental Regulations; an unexpected discharge of hazardous materials in the course of our business or operations; an acquisition of one or more new businesses; a catastrophic event causing discharges into the environment of hydrocarbons; the inability of other PRPs to pay their share of liability for a Superfund site; and a material change in the allocation to us of the volume of discharge and a resulting change in our liability as a PRP with respect to a site.

Economic Factors and Seasonality

Our business is subject to a number of general economic factors that may have a material adverse effect on the results of our operations, many of which are largely out of our control. These include recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers. Economic conditions may adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. We operate in a highly price-sensitive and competitive industry, making industry pricing actions, quality of customer service, effective asset utilization and cost control major competitive factors. All of our revenues are subject to seasonal variations. Customers tend to reduce shipments just prior to and then after the winter holiday season, and operating expenses as a percent of revenue tend to be higher in the winter months primarily due to colder weather and seasonally lower levels of shipments. Generally, most of the first quarter and the later part of the fourth quarters are the seasonally weakest while the second and third quarters are the seasonally strongest. The availability and cost of labor can significantly impact our cost structure, competitive position within our industry and earnings.

Financial Information About Geographic Areas

Our revenue from foreign sources is largely derived from Canada, Asia and Mexico. We have certain long-lived assets located in these areas as well. We discuss this information in the “Business Segments” note to our consolidated financial statements.

Item 1A. Risk Factors

In addition to the risks and uncertainties contained elsewhere in this report or in our other SEC filings, the following risk factors should be considered carefully in evaluating us. These risks could have a material adverse effect on our business, financial condition and results of operations.

Restructuring and Bankruptcy Risks

We may not be successful in completing the proposed Restructuring or we may be required to implement the Restructuring under the supervision of a bankruptcy court.

Unless and until definitive written agreements with respect to the Restructuring have been executed and delivered, neither we nor any of the other Consenting Parties will be under any legal obligation of any kind whatsoever with respect to the Restructuring. The Restructuring affects significant constituents who have not participated in the negotiation of the Term Sheet and who have not agreed to the Term Sheet, and as a result, certain of the terms set forth therein may change. Significant third-party approvals are required to support and complete the Restructuring on an out-of-court basis, including by lenders under the Credit Agreement and ABS Facility, TNFINC, the multi-employer pension funds and the holders of our current convertible notes. The completion of any out-of-court restructuring may also require an amendment to our certificate of incorporation that would need to be approved by our stockholders and any restructuring may require legislative changes to current law or other satisfactory action or arrangements to enable or facilitate approval by certain of the pension funds. The Restructuring is also subject to significant milestone completion conditions, including the Pension Fund Condition, Documentation Condition and the Closing Condition. The Pension Fund Condition has not been satisfied. As a result, a Milestone Failure has occurred and the Required Lenders have the right, but not the obligation, to declare an event of default under the Credit Agreement. We cannot provide any assurance that the Required Lenders will not declare an event of default under the Credit Agreement. If the Required Lenders declare an event of default under the Credit Agreement, we anticipate that we would seek protection under the Bankruptcy Code.

We cannot provide you with any assurances that we will reach agreement on the definitive terms of any restructuring. We cannot provide you with any assurances that the terms of any definitive agreements regarding a restructuring will not contain terms substantially and materially different that those described in this report. The Restructuring is also subject to the lack of unexpected or adverse litigation results. We cannot provide you with any assurances that any restructuring can be completed out-of-court or whether we will be required to implement the Restructuring under the supervision of a bankruptcy court, in which event, we cannot provide you with any assurances that the terms of any such restructuring will not be substantially and materially different from those described in this report or that an effort to implement an in-court restructuring would be successful.

We may file for bankruptcy protection or an involuntary petition for bankruptcy may be filed against us.

We have entered into recent amendments to our Credit Agreement, our ABS Facility, our Contribution Deferral Agreement and term sheet to our modified NMFA that require that certain conditions and cross-conditions regarding our proposed restructuring pursuant to the terms and conditions of the AIP be met.

The Pension Fund Condition has not been satisfied. As a result, a Milestone Failure has occurred and the Required Lenders have the right, but not the obligation, to declare an event of default under the Credit Agreement. We cannot provide any assurance that the Required Lenders will not declare an event of default under the Credit Agreement. If the Required Lenders declare an event of default under the Credit Agreement, we anticipate that we would seek protection under the Bankruptcy Code.

If the Documentation Condition or the Closing Condition is not satisfied by the applicable required date, then (i) the deferral of interest and fees under the Credit Agreement will end on the fifth day (or if the fifth day is not a business day, the immediately following business day) following such failure and (ii) the Required Lenders may declare an event of default under the Credit Agreement. We cannot provide any assurance that such conditions will be met or otherwise extended. We cannot provide any assurance that in such an event, our indebtedness, including all deferred amounts, will not be accelerated by the Lenders.

The recent amendments to our ABS Facility, Contribution Deferral Agreement and term sheet to our modified NMFA contain the Documentation Condition and Closing Condition consistent with the Credit Agreement Amendment. There are significant conditions in such amendments to continue (i) the deferral of amounts under the ABS Facility and the Contribution Deferral Agreement and (ii) the concessions in the modified NMFA. We do not expect that we will have sufficient liquidity to pay deferred amounts under the Credit Agreement and Contribution Deferral Agreement, make contributions to multi-employer pension funds in amounts greater than set forth in the modified NMFA or lose wage, benefit and work rule concessions set forth in the NMFA in 2011 if such conditions are not met or extended and such deferral, contributions and concessions do not continue.

In the event any of the conditions described above are not satisfied, waived or amended under any of the Credit Agreement, the ABS Facility, the Contribution Deferral Agreement or the modified NMFA, we would likely be required to seek protection under the Bankruptcy Code. If we reorganize under Chapter 11 or liquidate under Chapter 7 of the Bankruptcy Code, it is expected that our common stockholders would not recover any value.

If we file for bankruptcy protection, our business and operations will be subject to certain risks.

A bankruptcy filing under Chapter 11 of the Bankruptcy Code would subject our business and operations to various risks, including, but not limited to, the following:

•

our customers would likely cease or substantially reduce their use of our services to avoid the possibility of stranded freight in our network in the event we cease to operate or substantially reduce our operations;

•	our suppliers may attempt to cancel our contracts or restrict ordinary credit terms, require financial assurances of performance or refrain entirely from providing goods or services to us;

•

our insurance companies and parties who govern or oversee our self insurance programs may attempt to cancel or adversely modify such relationships or fail to renew insurance policies or self insurance arrangements or demand additional collateral or increase premiums or payments;

•	our employees may become distracted from performance of their duties or more easily attracted to other career opportunities;

•	the coordination of a bankruptcy filing and operating under protection of the bankruptcy court would involve significant costs, including expenses of legal counsel and other professional advisors;

•	we may have difficulty continuing to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms;

•	we may have difficulty maintaining existing and building new relationships;

•

transactions outside the ordinary course of business would be subject to the prior approval of the bankruptcy court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities;

•	we may not be able to obtain court approval or such approval may be delayed with respect to motions made in the bankruptcy proceedings;

•	we may be unable to retain and motivate key executives and employees through the process of a Chapter 11 reorganization, and we may have difficulty attracting new employees;

•	there can be no assurance as to our ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations;

•

there can be no assurance that we will be able to successfully develop, confirm and consummate one or more plans of reorganization that are acceptable to the bankruptcy court and our creditors, and other parties in interest;

•	there can be no assurance that we may not be required to convert a Chapter 11 reorganization into a Chapter 7 liquidation; and

•	the value of our common stock could be affected as a result of a bankruptcy filing.

As with any judicial proceeding, a Chapter 11 proceeding (even if there is a pre-packaged or pre-arranged plan of reorganization) involves the potential for significant delays in reaching a final resolution. In a Chapter 11 proceeding, there are risks of delay with the confirmation of the plan of reorganization and there are risks of objections from certain stakeholders, including any creditors that vote to reject the plan, that could further delay the process and potentially cause a plan of reorganization to be rejected by the court. Any material delay in the confirmation of a Chapter 11 proceeding would compound the risks described above and add substantial expense and uncertainty to the process. If we reorganize under Chapter 11 or liquidate under Chapter 7 of the Bankruptcy Code, it is expected that our common stockholders would not recover any value. If we liquidate under Chapter 7 of the Bankruptcy Code, we expect our operations would cease.

We expect to issue a substantial number of shares of our common stock in connection with the Restructuring, and we cannot predict the price at which our common stock will trade following the Restructuring.

In the event a Restructuring as contemplated by the Term Sheet is completed, we expect to issue a substantial number of shares of our common stock to certain holders of our debt obligations. We anticipate that our current stockholders will be very substantially diluted.

We cannot predict what the demand for our common stock will be following the Restructuring, how many shares of our common stock will be offered for sale or be sold following the Restructuring or the price at which our common stock will trade following the Restructuring. Some of the new holders of our common stock may be investors that cannot or are unwilling to hold equity securities and may therefore seek to sell the common stock they receive in the Restructuring. Sales of a large number of shares of common stock after the Restructuring could materially depress the trading price of our common stock.

Potential limitations on usage of tax attributes such as net operating loss and tax credit carry forwards that would otherwise reduce future cash taxes may adversely affect our cash flow and our ability to recognize financial statement benefit for those attributes.

The Restructuring could result in an “ownership change” within the meaning of the U.S. federal and state income tax laws addressing the use of such tax attributes as net operating loss and tax credit carry forwards. As a result of such an ownership change, there would be specific limitations on our ability to use these tax attributes from periods prior to the Restructuring. Such limitations could result in an increase in our future U.S. federal and state income tax liability or cause these tax attributes to expire unused. The inability to fully utilize these tax attributes could adversely affect our future cash flow. Those limitations could also increase the overall valuation allowance for deferred tax assets, including these attributes, that has been recorded at December 31, 2010.

Liquidity Risks

Our substantial leverage, debt service and other obligations could adversely affect our financial condition.

We have substantial debt and, as a result, significant debt service obligations. As of December 31, 2010, we had approximately $1.1 billion of secured indebtedness outstanding. We are deferring payment of (i) interest and fees to our lenders under the Credit Agreement, (ii) interest and facility fees to purchasers of our accounts receivable pursuant to the ABS Facility, and (iii) interest and principal to the multi-employer pension funds pursuant to the Contribution Deferral Agreement, and we are receiving the benefit of wage reductions and other concessions from the modified NMFA including continued temporary cessation of pension contributions to the multi-employer pension funds. As of December 31, 2010, the amounts deferred under the Credit Agreement, the ABS Facility and the Contribution Deferral Agreement were approximately $128.1 million, $17.7 million and $55.5 million respectively. As of December 31, 2010, the amount of benefit of the wage reductions and other concessions realized under the modified NMFA (including prior modifications to the NMFA) was approximately $1 billion. In the event the conditions and cross-conditions under the Credit Agreement, the ABS Facility, the Contribution Deferral Agreement and the modified NMFA are not satisfied, and the Restructuring is not completed, the amounts deferred and the benefits realized under such agreements could become payable or reimbursable, as applicable. If we do not complete the Restructuring, it is very unlikely we will be able to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness and other obligations when due. In such an event, we would likely be required to reorganize under Chapter 11 or liquidate under Chapter 7 of the Bankruptcy Code.

Our substantial level of debt, debt service obligations and restrictions under our credit facilities could also have additional important effects on our financial condition. These effects may include:

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

•

reducing the availability of our cash flow to fund our working capital requirements, capital expenditures, acquisitions, investments and other general corporate requirements because we may be required to use a substantial portion of our cash flow to service debt obligations; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

Our ability to pay principal and interest on our debt obligations and to satisfy our other obligations will depend upon our future operating performance and the completion of the proposed Restructuring. If we are unable to service our debt, fund our business, or repay and reimburse the amounts deferred and the benefits realized under the Credit Agreement, the ABS Facility, the Contribution Deferral Agreement or the modified NMFA, we would likely be required to seek protection under the Bankruptcy Code. If we reorganize under Chapter 11 or liquidate under Chapter 7 of the Bankruptcy Code, it is expected that our common stockholders would not recover any value.

We face significant liquidity challenges in the near term which could adversely affect our financial condition.

In light of our recent operating results, we have satisfied our short term liquidity needs through a combination of borrowings under our credit facilities, retained proceeds from asset sales, sale/leaseback financing transactions, issuances of our common stock and 6% Notes and an income tax refund from the IRS. In an effort to further manage liquidity, we have also instituted the deferral of principal and interest payments under the Contribution Deferral Agreement, certain interest and fees due under our Credit Facility and ABS Facility and we have received the benefit of wage reductions and other concessions from the modified NMFA (including prior modifications to the NMFA) including continued temporary cessation of pension contributions to multi-employer pension funds.

As described above, on February 28, 2011, we and the other Consenting Parties reached a non-binding agreement in principle in the form of a term sheet entitled “Summary of Principal Terms of Proposed Restructuring” setting forth the material terms of our potential Restructuring. Notwithstanding our reaching the AIP, we anticipate that we will continue to face risks and uncertainties regarding our short and medium-term liquidity.

To continue to have sufficient liquidity to meet our cash flow requirements prior to the completion of the Restructuring and through the remainder of 2011:

•	we must implement our proposed Restructuring within the milestone conditions as currently set forth in the AIP;

•	our operating results must continue to stabilize or recover quarter-over-quarter and shipping volumes and pricing must continue to stabilize or recover quarter-over-quarter;

•	we must continue to have access to our credit facilities;

•	we must continue to defer payment of:

•	interest and fees to our lenders under the Credit Agreement

•	interest and facility fees to purchasers of our accounts receivable pursuant to the ABS Facility

•

interest and principal to our pension funds pursuant to the Contribution Deferral Agreement, in each case through the completion of the Restructuring and thereafter pursuant to the final terms of the Restructuring, as applicable;

•	the cost savings under our labor agreements, including wage reductions, temporary cessation of multi-employer pension fund contributions and savings due to work rule changes, must continue;

•

the multi-employer pension funds must allow the company’s subsidiaries to re-enter the plans at the reduced contribution rate pursuant to the terms of the Agreement for the Restructuring of the YRC Worldwide, Inc. Operating Companies and related Term Sheet/Proposal, dated as of September 24, 2010 (as amended from time to time, the “IBT Agreement”);

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

A failure to satisfy our short term liquidity needs would materially and adversely affect our financial condition and our ability to continue to operate our business in the ordinary course. We expect that we would be required to seek protection under the Bankruptcy Code in such an event.

Our significant declines in operations, cash flows, and liquidity and need to generate adequate positive cash flow from operations or obtain adequate funding to fund our business raise substantial doubt as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which implies that we will continue to meet our obligations and continue our operations for at least the next 12 months. However, our significant declines in operations, cash flows, and liquidity raise substantial doubt about our ability to continue as a going concern. Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

The price of our common stock is volatile and if its price does not meet NASDAQ’s continued listing rules, our common stock could be delisted which could effect our ability to raise additional capital.

The NASDAQ’s continued listing requirements provide, among other requirements, that the minimum trading price of our common stock not fall below $1.00 per share over a consecutive 30 day trading period. Upon receipt from the NASDAQ of notice of non-compliance, we would have a period of 180 days to regain compliance with this requirement. Upon consummation of the proposed Restructuring, the price per share of our common stock may fall below the $1.00 per share minimum trading price. We may seek and obtain stockholder approval to implement a reverse stock split of our common stock, and we may be able to regain compliance with the NASDAQ’s continued listing requirements. There can be no assurance that we will be successful in receiving such stockholder approval within the requisite time period following completion of the proposed Restructuring, or at all.

Delisting of our common stock would have an adverse effect on the market liquidity of our common stock and, as a result, the market price for our common stock could become more volatile. Further, delisting also could make it more difficult for us to raise additional capital.

Business Risks

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

We are subject to business risks and increasing costs associated with the transportation industry that are largely out of our control, any of which could adversely affect our business, financial condition and results of operations. The factors contributing to these risks and costs include weather, excess capacity in the transportation industry, interest rates, fuel prices and taxes, fuel surcharge collection, impact on liquidity from the lag between higher payments for fuel and the collection of higher fuel surcharges in a rising fuel cost environment, terrorist attacks, license and registration fees, insurance premiums and self-insurance levels, difficulty in recruiting and retaining qualified drivers, the risk of outbreak of epidemical illnesses, the risk of widespread disruption of our technology systems, and increasing equipment and operational costs. Our results of operations may also be affected by seasonal factors.

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

Virtually all of our operating subsidiaries have employees who are represented by the Teamsters. These employees represent approximately 75% of our workforce.

Each of our YRC, New Penn, and Holland subsidiaries employ most of their unionized employees under the terms of a common national master freight agreement with the Teamsters, as supplemented by additional regional supplements and local agreements. The Teamsters ratified a five-year agreement that took effect on April 1, 2008, and will expire on March 31, 2015, as modified by the IBT Agreement. The Teamsters also represent a number of employees at Reddaway, and Reimer under more localized agreements, which have wages, benefit contributions and other terms and conditions that better fit the cost structure and operating models of these business units.

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

Our pension expense and funding obligations could increase significantly and have a material adverse effect on our business, financial condition and results of operations.

Our future funding obligations for our U.S. single-employer defined benefit pension plans qualified with the Internal Revenue Service depend upon their funded status, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine funding levels and actuarial experience and any changes in government laws and regulations.

Pursuant to the terms of the IBT Agreement, the ability of the Company’s subsidiaries to begin making contributions to the multi-employer pension funds (“the Funds”) on June 1, 2011 at the rate of 25% of the contribution rate in effect on July 1, 2009 is subject to the approval of the Funds. Any restructuring may require legislative changes to current law or other satisfactory action or arrangements to enable or facilitate approval by certain of the Funds (based on their funded status) to accept contributions at a reduced rate. If a Fund has not allowed the Company’s subsidiaries to begin to make contributions to the Fund by June 1, 2011, the IBT Agreement provides that the Fund may elect to either (i) apply the amount of the contributions to previously deferred contributions under our Contribution Deferral Agreement or (ii) have the amount of the contributions placed in escrow until the Fund approves the Company’s subsidiaries re-entry into the Funds at the reduced rate.

If the funding of the Funds does not reach certain goals (including those required not to enter endangered or critical status or those required by a Fund’s funding improvement or rehabilitation plan), our pension expenses and required cash contributions could further increase upon the expiration of our collective bargaining agreements and, as a result, could materially adversely affect our business, financial condition and results of operations. Decreases in investment returns that are not offset by contributions could also increase our obligations under such plans.

The Pension Protection Act provides that certain plans with a funded percentage of less than 65%, or that fail other tests, will be deemed to be in critical status. Plans in critical status must create a rehabilitation plan to exit critical status within periods that the Pension Protection Act prescribes. We believe that based on information obtained from public filings and from plan administrators and trustees, many of the multi-employer pension plans, including The Central States Southeast and Southwest Areas Pension Plan, are in critical status.

We believe that based on information obtained from public filings and from plan administrators and trustees, our portion of the contingent liability in the case of a full withdrawal or termination from all of the multi-employer pension plans would be an estimated $8 billion on a pre-tax basis before taking into consideration the recent market recovery. If the Company were subject to withdrawal liability with respect to a plan, ERISA provides that a withdrawing employer can pay the obligation in a lump sum or over time based upon an annual payment that is the product of the highest contribution rate to the relevant plan multiplied by the average of the three highest consecutive years measured in contribution base units, which, in some cases, could be up to 20 years. Even so, our applicable subsidiaries have no current intention of taking any action that would subject us to payment of material withdrawal obligations, however we cannot provide any assurance that such obligations will not arise in the future which would have a material adverse effect on our business, financial condition and results of operations.

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

Our business is capital intensive. If we are unable to generate sufficient cash from operations to fund our capital requirements, we may have to limit our growth, utilize our existing capital, or enter into additional financing arrangements, including leasing arrangements, or operate our revenue equipment (including tractors and trailers) for longer periods resulting in increased maintenance costs, any of which could reduce our income. If our cash from operations and existing financing arrangements are not sufficient to fund our capital requirements, we may not be able to obtain additional financing at all or on terms acceptable to us. In addition, our credit facilities contain provisions that limit our level of capital expenditures.

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

In addition, as climate change initiatives become more prevalent, federal, state and local governments and our customers are beginning to promulgate solutions for these issues. This increased focus on greenhouse gas emission reductions and corporate environmental sustainability may result in new regulations and customer requirements that could negatively affect us. This could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations and customer requirements, as well as increased indirect costs or loss of revenue resulting from, among other things, our customers incurring additional compliance costs that affect our costs and revenues. We could also lose revenue if our customers divert business from us because we haven’t complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse affect on our business, financial condition and results of operations.

Our management team is an important part of our business and loss of key personnel could impair our success.

We benefit from the leadership and experience of our senior management team and key personnel and depend on their continued services to successfully implement our business strategy. Our CEO has announced his intention to retire upon successful completion of our Restructuring. The company has announced the transition of the CFO responsibilities from our current CFO to an interim CFO effective March 31, 2011. The loss of senior management or key personnel and any difficulty in recruiting and retaining appropriately qualified replacements, including appropriately qualified replacements for our CEO & interim CFO, could have a material adverse effect on our business, financial condition and results of operations.

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

The Company and its subsidiaries are a party to various legal proceedings, including claims related to personal injury, property damage, cargo loss, workers’ compensation, employment discrimination, breach of contract, multi-employer pension plan withdrawal liability, class actions and antitrust violations. See Note 16 “Commitments, Contingencies and Uncertainties” to our consolidated financial statements. The IRS may issue adverse tax determinations in connection with its audit of our prior year tax returns or the returns of a consolidated group that we acquired in 2005. See Note 12 “Income Taxes” to our consolidated financial statements. We may incur significant expenses defending these legal proceedings and IRS audits. In addition, we may be required to pay significant awards, settlements or taxes, or lose the benefits under existing agreements, in connection with these proceedings and audits, which could have a material adverse effect on our businesses, financial condition and results of operations. The Restructuring is also subject to the lack of unexpected or adverse litigation results.

We may not obtain further benefits and cost savings from operational changes and performance improvement initiatives.

In response to our business environment, we initiated operational changes and process improvements to reduce costs and improve financial performance. The changes and initiatives included integrating our Yellow Transportation and Roadway networks, reorganizing our management, reducing overhead costs, closing redundant offices and eliminating unnecessary activities. There is no assurance that these changes and improvements will be successful or that we will not have to initiate additional changes and improvements in order to achieve the projected benefits and cost savings.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2010, we operated a total of 442 transportation service facilities located in 50 states, Puerto Rico, Canada and Mexico for our National Transportation and Regional Transportation segments. Of this total, 213 were owned and 229 were leased, generally with lease terms of ten years with renewal options. The number of vehicle back-in doors totaled 23,435, of which 13,776 were at owned facilities and 9,659 were at leased facilities. The transportation service centers vary in size ranging from one to three doors at small local facilities, to over 426 doors at the largest consolidation and distribution facility. In addition, we and our subsidiaries own and occupy general office buildings in Akron, Ohio; Lebanon, Pennsylvania; Carlisle, Pennsylvania; and Holland, Michigan. We also lease and occupy general office buildings in Overland Park, Kansas, Clackamas, Oregon and Winnipeg, Manitoba. Our owned transportation service facilities and office buildings serve as collateral under our Credit Agreement.

Our facilities and equipment are adequate to meet current business requirements in 2011. Refer to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for a more detailed discussion of expectations regarding capital spending in 2011.

Item 3. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies, and Uncertainties” note to our consolidated financial statements.

Item 4. Reserved

Executive Officers of the Registrant

The following are our executive officers, each of whom serves until his or her successor has been elected and qualified or until his or her earlier resignation or removal:

Name	Age	Position(s) Held
William D. Zollars[1]	63	Chairman of the Board and Chief Executive Officer of YRC Worldwide (since November 1999); President of YRC Worldwide (since April 2010 and from November 1999 – October 2009); President of Yellow Transportation (1996 – 1999); Senior Vice President of Ryder Integrated Logistics, Inc. (1994 –1996).

Sheila K. Taylor[2]	37	Executive Vice President and Chief Financial Officer of YRC Worldwide (since October 2009); Treasurer of YRC Worldwide (since December 2010); Vice President – Investor Relations of YRC Worldwide (January 2008 – October 2009): Treasurer of YRC Worldwide (June 2009 – October 2009); Vice President – Finance of Yellow Transportation (January 2007 – August 2008); various director and manager titles in finance, corporate development and investor relations with YRC Worldwide (July 2002 – January 2007).

Michael J. Smid	55	Chief Operations Officer of YRC Worldwide (since June 2009); President of YRC (since October 2008); President of YRC Enterprise Services (since 2007); President of YRC National Transportation (2007); President and Chief Executive Officer of Roadway Express (2005 – 2007); President and Chief Integration Officer of YRC Worldwide Enterprise Services (2004 – 2005); Executive Vice President and Chief Administrative Officer of Yellow Transportation (2000 – 2004).

Michael J. Naatz	45	President – Customer Care Division and Chief Customer Officer of YRC Worldwide (since April 2010); Executive Vice President – Technologies of YRC Enterprise Services, Inc. (since December 2009); Executive Vice President and Chief Information and Service Officer of YRC Worldwide (June 2009 – April 2010); various officer positions, including President, of YRC Enterprise Services, Inc. (2005 – December 2009).

Thomas A. Gerke	54	Executive Vice President, General Counsel and Secretary of YRC Worldwide (since January 2011); Executive Vice Chairman, Regulatory and Governmental Affairs and Human Resources, Century Link, Inc. (telecommunications) (July 2009 – December 2010); President and Chief Executive Officer, Embarq Corporation (telecommunications) (in an interim capacity December 2007 – March 2008 and by appointment March 2008 – June 2009); General Counsel – Law and External Affairs, Embarq Corporation (May 2006 – December 2007) and was responsible for Embarq Corporation’s Wholesale Markets Business Unit (January 2007 to December 2007); Executive Vice President, General Counsel –Law and External Affairs, Local Division, Sprint Nextel Corporation (telecommunications) (August 2005 – May 2006); Executive Vice President, General Counsel and External Affairs, Sprint Nextel Corporation (April 2003 – August 2005)

James G. Kissinger	54	Executive Vice President and Chief Administrative Officer of YRC Worldwide (since January 2011); Executive Vice President – Human Resources of YRC Worldwide (2008 – 2010); Senior Vice President – Corporate Operations, Aircell (telecommunications) (2006 – 2007); Senior Vice President – Human Resources and other human resource management positions, Sprint Nextel Corporation and its predecessors (telecommunications) (1984 – 2006).

John A. Lamar	70	Chief Restructuring Officer of YRC Worldwide (since November 2010); Lead Director of YRC Worldwide (since May 2010); Chairman, Premier Trailer Leasing (trailer leasing) (since 2008); Chairman, BeefTek, LLC (integrated beef development) (since 2007); Board of Directors, SonoMedia Inc. (cardiovascular devices) (since 2007); Chief Executive Officer, LLT International/Contex Capital Partners (international logistics) (1995–2007).

Paul F. Liljegren	56	Vice President, Controller, Chief Accounting Officer and Investor Relations of YRC Worldwide (since July 2010); Vice President – Investor Relations and Treasurer of YRC Worldwide (October 2009 – July 2010); Vice President, Controller and Chief Accounting Officer of YRC Worldwide (September 2005 – October 2009); Interim Chief Financial Officer of YRC Worldwide (August 2008 – October 2008); Vice President, Risk and Assurance of YRC Worldwide (2004 – 2005); Corporate Treasurer, Butler Manufacturing Company (1998 – 2004); Vice President, Finance, various divisions of Butler Manufacturing Company (1991 – 1998).

[1]	Mr. Zollars has announced his intentions to retire upon successful completion of our Restructuring.
[2]

On March 7, 2011, we announced that Ms. Taylor would resign from the Company to pursue other opportunities, effective March 31, 2011. William L. Trubeck, a member of the Company’s board of directors since 1994, will serve as Interim Executive Vice President and Chief Financial Officer while we complete our restructuring efforts.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 28, 2011, approximately 4,700 shareholders of record held YRC Worldwide common stock. Prior to December 31, 2009, our only class of stock outstanding was common stock, traded on the NASDAQ Stock Market. Trading activity averaged 2,035,100 shares per day during 2010, up from 256,800 per day in 2009. The NASDAQ Stock Market quotes prices for our common stock under the symbol “YRCW.” On December 31, 2009 we issued 4,345,514 shares of Class A preferred stock and 1,460,162 shares of common stock as part of a debt-for-equity exchange. As of December 31, 2010, no shares of Class A preferred stock remain outstanding, as 4,345,514 shares of Class A preferred stock were converted to 38,289,193 of common stock during 2010. The high and low prices at which YRC Worldwide common stock traded for each calendar quarter in 2010 and 2009 are shown below.

Quarterly Financial Information (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010 (a) (c)
Operating revenue	$987,144	$1,119,101	$1,136,836	$1,091,559
Losses (gains) on property disposals, net	8,799	(2,187)	(3,429)	2,389
Operating income (loss)	(233,180)	48,290	(18,836)	(26,834)
Net income (loss) from continuing operations	(270,135)	1,040	(59,923)	27,905
Net loss from discontinued operations, net of tax	(4,004)	(11,358)	(2,514)	(5,208)
Net income (loss)	(274,139)	(10,318)	(62,437)	22,697
Less: Net loss attributable to non-controlling interest	—	(847)	(696)	(420)
Net income (loss) attributable to YRC Worldwide Inc.	(274,139)	(9,471)	(61,741)	23,117
Diluted earnings (loss) per share: (b)
Net income (loss) from continuing operations attributable to YRC Worldwide Inc.	(12.96)	0.04	(1.27)	0.60
Net loss from discontinued operations	(0.19)	(0.26)	(0.06)	(0.11)
Net income (loss)	(13.15)	(0.22)	(1.33)	0.49
Common stock: (b)
High	29.50	20.00	11.00	6.54
Low	8.75	3.75	2.50	3.10
2009 (c) (d)
Operating revenue	$1,390,675	$1,226,264	$1,203,977	$1,050,109
Losses (gains) on property disposals, net	1,600	(1,040)	(11,139)	4,458
Operating loss	(378,691)	(294,218)	(126,647)	(90,818)
Net income (loss) from continuing operations	(271,991)	(299,482)	(171,082)	108,301
Net income (loss) from discontinued operations, net of tax	(1,791)	(9,555)	12,346	11,235
Net income (loss)	(273,782)	(309,037)	(158,736)	119,536
Diluted earnings (loss) per share: (b)
Net income (loss) from continuing operations attributable to YRC Worldwide Inc.	(114.53)	(125.88)	(71.84)	37.20
Net income (loss) from discontinued operations	(0.75)	(4.02)	5.18	3.86
Net income (loss)	(115.28)	(129.90)	(66.66)	41.06
Common stock: (b)
High	136.25	148.50	154.50	120.75
Low	37.00	38.00	22.25	20.00

(a)	The first quarter of 2010 includes a $108.0 million charge for equity based compensation expense related to the issuance of stock appreciation rights to our union employees, the second quarter of 2010 includes a $83.0 million reduction to equity based compensation expense related to the issuance of stock option awards to the same union employees and the cancellation of the previously issued stock appreciation rights and the fourth quarter of 2010 includes a $51.6 million benefit resulting from a tax settlement and an additional $40.0 million benefit from a reduction in the valuation allowance for deferred tax assets.
(b)	All per share amounts and common stock prices listed above have been retroactively adjusted to give effect to the reverse stock split discussed below.
(c)	All amounts have been retroactively restated for the classification of YRC Logistics as discontinued operations.
(d)	The fourth quarter of 2009 includes a $193.9 million gain on debt redemption related to our debt-for-equity exchange completed in December 2009.

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

Purchases of Equity Securities by the Issuer

In April 2006, our Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $100 million of its common stock. At December 31, 2010, $45 million remains available under the authorized program. Our current Credit Agreement does not permit us to purchase additional shares under this program.

Dividends

We did not declare any cash dividends on our common stock in 2010, 2009 or 2008. Our current Credit Agreement does not permit us to declare any dividends on any of our outstanding capital stock.

Common Stock Performance

Set forth below is a line graph comparing the quarterly percentage change in the cumulative total stockholder return of the Company’s common stock against the cumulative total return of the S&P Composite-500 Stock Index and the Dow Jones Transportation Average Stock Index for the period of five years commencing December 31, 2005 and ending December 31, 2010.

Item 6. Selected Financial Data

In their report dated March 14, 2011, which is also included in this Form 10-K, our independent registered public accounting firm stated that our consolidated financial statements were prepared assuming we would continue as a going concern. Our significant declines in operations, cash flows, and liquidity raise substantial doubt about our ability to continue as a going concern. The following Selected Financial Data taken from our accompanying financial statements have been prepared assuming that we will continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future). These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(in thousands except per share data)	2010	2009	2008	2007	2006
For the Year (a)
Operating revenue	$4,334,640	$4,871,025	$8,318,674	$8,998,108	$9,308,948
Operating income (loss)	(230,560)	(890,374)	(931,745)	(579,300)	525,888
Net income (loss) from continuing operations	(301,113)	(634,254)	(825,664)	(648,537)	263,591
Net income (loss) from discontinued operations, net of tax	(23,084)	12,235	(150,709)	8,175	11,060
Net income (loss)	(324,197)	(622,019)	(976,373)	(640,362)	274,651
Less: Net loss attributable to non-controlling interest	(1,963)	—	—	—	—
Net income (loss) attributable to YRC Worldwide Inc.	(322,234)	(622,019)	(976,373)	(640,362)	274,651
Net capital (proceeds) expenditures	(66,109)	(95,769)	34,686	338,424	303,057
Net cash provided by (used in) operating activities	1,097	(378,297)	219,820	392,598	532,304
Net cash provided by (used in) investing activities	105,622	134,080	(86,934)	(341,087)	(328,971)
Net cash provided by (used in) financing activities	(61,490)	16,656	134,230	(69,669)	(209,303)

At Year-End (a)
Total assets	2,592,933	3,032,074	3,966,113	5,062,623	5,851,759
Total debt	1,060,135	1,132,909	1,349,736	1,219,895	1,266,296
Total YRC Worldwide Inc. shareholders’ equity (deficit)	(188,123)	167,190	481,451	1,621,342	2,203,567
Non-controlling interest	(1,894)	—	—	—	—
Total shareholders’ equity (deficit) (b)	(190,017)	167,190	481,451	1,621,342	2,203,567

Measurements (a)
Basic per share data: (b)
Net income (loss) from continuing operations attributable to YRC Worldwide Inc.	(7.55)	(266.13)	(358.47)	(283.68)	114.88
Net income (loss) from discontinued operations	(0.58)	5.13	(65.43)	3.58	4.82
Net income (loss)	(8.13)	(261.00)	(423.90)	(280.10)	119.70
Average common shares outstanding – basic	39,601	2,383	2,303	2,286	2,294
Diluted per share data: (b)
Net income (loss) from continuing operations attributable to YRC Worldwide Inc.	(7.55)	(266.13)	(358.47)	(283.68)	112.96
Net income (loss) from discontinued operations	(0.58)	5.13	(65.43)	3.58	4.74
Net income (loss)	(8.13)	(261.00)	(423.90)	(280.10)	117.70
Average common shares outstanding – diluted	39,601	2,383	2,303	2,286	2,334

Other Data
Number of employees	32,000	36,000	55,000	63,000	66,000
Operating ratio: (c)
National Transportation	106.9%	121.3%	111.9%	97.6%	93.8%
Regional Transportation	100.3%	109.6%	107.5%	130.7%	94.3%
Truckload	109.6%	107.7%	109.7%	105.2%	93.6%

(a)	All amounts have been retroactively restated for the classification of YRC Logistics as discontinued operations.
(b)	Shareholders’ Equity (Deficit) has been retroactively adjusted to give effect to the reverse stock split for all periods presented by reclassifying from Common Stock to Capital Surplus, the par value of the share reduction in connection with the reverse stock split. In addition, all outstanding share amounts and per share amounts have been retroactively adjusted to give effect to the reverse stock split.
(c)	Operating ratio is calculated as (i) 100 percent (ii) minus the result of dividing operating income by operating revenue or plus the result of dividing operating loss by operating revenue and expressed as a percentage.

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

Overview

YRC Worldwide, one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. These operating subsidiaries are primarily represented by National Transportation, a reporting unit that includes YRC, formed through the merger of Yellow Transportation and Roadway (YRC is a leading transportation service provider offering a full range of regional, national and international services); Regional Transportation, a reporting unit for our transportation service providers (Holland, Reddaway and New Penn) focused on business opportunities in the regional and next-day delivery markets; and Truckload, which reflects the results of Glen Moore, a provider of truckload services throughout the U.S. These companies represent our reporting segments and are more fully described in “Item 1 – Business”.

The following management’s discussion and analysis explains the main factors impacting our results of operations, liquidity and capital expenditures and the critical accounting policies of YRC Worldwide. This information should be read in conjunction with the accompanying financial statements and notes thereto, as well as our detailed discussion of risk factors included in Item 1A.

Our Operating Environment

We operate in a highly competitive environment. The recent economic recession in the U.S. as well as global financial concerns, has impacted the competitiveness of our industry and created unique challenges for both our company and our customers. Over the last several years, significant changes have occurred in our operating environment, including: consolidation and liquidation of LTL carriers; the increased presence of large global, service providers; and increasing needs and demands of our customers. We continue to proactively address these changes through our strategy of being a global transportation services provider. Since 2004, our focus has been twofold – capitalizing on the synergies presented from several acquisitions and expanding globally to firmly position ourselves as an end-to-end service provider. The synergy efforts addressed following the Roadway and USF acquisitions were initially internally focused and included combining routine, non-customer facing processes. In 2008, we initiated the integration of the Yellow Transportation and Roadway networks. This integration, completed in March 2009, resulted in a larger overall network, branded YRC, and eliminated several redundancies in the former two operations.

We will continue to face challenges in the environment which we operate, primarily due to the changing competitive landscape, meeting our stakeholders’ demands and reduced demand for transportation services as the economy experiences a sluggish recovery out of the recent recession. Specific economic areas that impact our ability to generate profits and cash flows include the levels of consumer spending, manufacturing and overall economic activity. We monitor these areas primarily through several common economic indices, including the gross domestic product (“GDP”) and the industrial production index (“IPI”). Real GDP measures the value of goods and services produced in the U.S., excluding inflation, and the IPI measures the physical units and inputs into the U.S. production process. Over time the IPI has been a relatively good indicator for general levels of freight volume available in our markets. We manage the impact of our customers’ spending, manufacturing and economic activity through, among others, pricing discipline, cost management programs, liquidity management, investment in technology and continuous improvement programs. In 2008, market conditions were especially weak and contributed to resulting impairment charges of the value of goodwill and certain tradenames totaling $866.4 million. The depressed market continued in 2009 and, coupled with customer concerns over our financial stability, led to a significant reduction in the number of shipments we transported. As a result we instituted significant cost reduction programs. In 2010, market conditions started to rebound and our customer base stabilized and as a result our volumes stabilized in the first quarter and began to grow sequentially, seasonally adjusted, throughout the remainder of the year. Pricing conditions in the industry remain highly competitive and we believe that we will continue to face competition stemming from excess capacity in the market in the near term.

Investments and Dispositions

In August 2008, we completed the purchase of a 65% equity interest in Shanghai Jiayu Logistics Co., Ltd. (“Jiayu”), a Shanghai, China ground transportation company with a purchase price of $59.4 million including transaction costs. Through March 31, 2010, we have accounted for our 65% ownership in Jiayu as an equity method investment as the rights of the minority shareholder were considered extensive and allowed for their ability to veto many business decisions. These rights were primarily provided as a part of the General Manager role held by the minority shareholder. Effective April 1, 2010, the minority shareholder no longer has a role in the management of the operations of the business which changes the conclusions from an accounting perspective regarding the relationship of this joint venture and accordingly, requires that we consolidate Jiayu in our financial statements effective April 1, 2010. In accordance with FASB ASC Topic 805, we completed a fair value analysis of Jiayu as of April 1, 2010, the date of consolidation, and determined the fair value to be less than the carrying value of the equity method investment and as a result, we recorded a $12.3 million impairment charge during the three months ended June 30, 2010. The fair value analysis utilized a discounted cash flow model, an income approach (level three measurement as defined in FASB ASC Topic 820) that includes assumptions as to future revenue, operating income, and cost of capital, among others. Beginning April 1, 2010, the results of Jiayu are included in the ‘Corporate and other’ segment. Prior to March 31, 2010, this investment is included in “Other assets” in the accompanying consolidated balance sheets. Additionally, in 2009, we recognized an impairment on this equity method investment of $30.4 million. Included in our operating loss for the year ended December 31, 2010 is approximately $5.4 million of loss reflective of the operating results of Jiayu. Additionally, we contributed $6.9 million of cash to Jiayu in order to fund the day to day operations of the business.

In November 2009, we sold our dedicated contract carriage business line to Greatwide Dedicated Transport, LLC for $34 million. This business line was part of our YRC Logistics segment. On August 13, 2010, we completed the initial closing of the transaction contemplated by the Equity Interest Purchase Agreement dated June 25, 2010, whereby the majority of YRC Logistics was sold to CEG Holdings, Inc (now known as MIQ Holdings). In addition, certain other operations included in the YRC Logistics segment ceased during the quarter ended June 30, 2010. As a result, the YRC Logistics segment has been reported as discontinued operations for all periods presented. See Note 4 “Discontinued Operations – YRC Logistics” for further discussion.

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

The following table summarizes the statements of consolidated operations for the three years ended December 31:

				Percent Change
(in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Operating revenue	$4,334.6	$4,871.0	$8,318.7	(11.0%)	(41.4%)
Operating loss	(230.6)	(890.4)	(931.7)	74.1%	4.4%
Nonoperating expenses, net	173.0	6.6	69.9	n/m (a)	(90.6%)
Net loss from continuing operations	(301.1)	(634.3)	(825.7)	52.5%	23.2%

(a)	Not meaningful.

2010 compared to 2009

Consolidated operating revenue decreased by 11.0% during 2010 as compared to 2009, which is primarily reflective of decreased volumes at our National Transportation segment. The decreased volumes are primarily the result of the diversion of freight by customers to other carriers resulting in market share loss from the Company. We believe that customers diverted freight during 2009 due to uncertainty around our financial stability and the integration of our former Yellow Transportation and Roadway networks in March 2009. That loss of market share accelerated throughout the fourth quarter of 2009 due to customer concerns surrounding the Company’s bond exchange. Once the debt exchange was finalized on December 31, 2009, our industry was hampered by severe winter weather in January and February 2010. Then in March 2010, our volumes stabilized and began to grow sequentially, seasonably adjusted, throughout the year. As our customer base was stabilizing and returning shipments to us, we also regained customers and further expanded our revenue base to include new customers.

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

Consolidated operating loss improved $659.8 million during 2010 as compared to the operating loss for 2009. Revenue decreased $536.4 million in 2010 compared to 2009 while operating expenses decreased $1,196.2 million as compared to 2009. Expense reductions in response to lower volumes were comprised of an $889.6 million decrease in salaries, wages and benefits, a $187.4 million decrease in operating expenses and supplies, a $30.6 million decrease in purchased transportation, a $43.1 million decrease in depreciation and amortization due to reduced facilities and reduced fleet size, and a $62.3 million decrease in other operating expenses.

The decrease in salaries, wages and benefits in 2010 as compared to 2009 is a result of lower headcount and an additional 5% wage reduction for most union employees which became effective August 2009. In addition to volume decreases, a further reduction in benefits expense resulted from the temporary suspension of pension contributions to a majority of our multi-employer union pension funds beginning in the second half of 2009 and continuing throughout 2010. The decrease in operating expenses and supplies is a result of lower vehicle and facility maintenance of $79.5 million or 25.7%, lower bad debt expense of $46.6 million or 93.5%, and a decrease in travel and employee activities of $24.6 million or 49.4% due to a decrease in discretionary spending. During the year ended December 31, 2010 we expensed $34.1 million of restructuring professional fees compared to $54.0 million for the same period in 2009. Finally, other operating expenses decreased mostly due to lower operating taxes and licenses of $27.7 million or 16.1% primarily due to lower fuel taxes reflective of lower miles driven and thus less fuel consumed, a general liability claims expense decrease of $9.8 million or 15.3% due to lower volume resulting in lower claims, and lower cargo claims expense of $25.3 million or 38.2% due to fewer shipments and improved claim experience.

Consolidated operating loss for 2010 also includes non-cash impairment charges of $5.3 million representing a reduction in the tradename values attributed to YRC Reimer (a part of the National Transportation segment) and New Penn (a part of the Regional Transportation segment). The impairment charge is reflective of a change in forward-looking revenue growth assumptions in the fair value model. There were no impairment charges during 2009. During 2010, we also recognized net losses on the sale of property and equipment including the fair value adjustments for property held for sale of $5.6 million compared to net gains of $6.1 million for 2009.

Nonoperating expenses increased $166.4 million in 2010 compared to 2009. The increase resulted primarily because 2009 included a $193.9 million gain on the debt-for-equity exchange completed in December 2009. Interest expense decreased $2.4 million. In addition, there was a $12.3 million impairment of our equity investment in Jiayu in 2010 compared to $30.4 million impairment in the same period of 2009. These adjustments were required as the estimated current fair value, using a discounted cash flow model, was less than our investment reflecting a change in revenue growth assumptions. An additional decrease in nonoperating expenses is related to a net foreign exchange gain of $8.4 million for 2010 versus a loss of $0.6 million for 2009 of which approximately $5.5 million relates to the recognition of the foreign currency translation adjustment from the dissolution of a certain wholly owned subsidiary. Finally, nonoperating expenses increased due to a write off of $6.7 million of deferred debt costs due to reductions in capacity for the Credit Agreement and the Asset-backed Securitization Facility.

Our effective tax rate for 2010 and 2009 was 25.4% and 29.3%, respectively. Significant items impacting the 2010 rate include settlement of an open tax issue with the IRS and remeasurement of our tax valuation allowance. We establish or recognize adjustments to our valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision or in equity if directly related to other comprehensive income (loss) in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset.

2009 compared to 2008

Consolidated operating revenue decreased by 41.4% during the year ended December 31, 2009 as compared to the same period in 2008, which is reflective of decreased revenue at all of our operating companies. The decreased operating revenue is a result of lower volumes and yield across the operating companies as well as decreased fuel surcharge revenue. Our volumes were impacted by multiple factors, most notably lower demand for transportation services driven by a weak economy and business diversion due to customer concerns surrounding the integration of the former Yellow Transportation and Roadway networks and our financial stability. The declines in yield are a factor of excess capacity in the transportation sector resulting in increased competition for lower freight volumes in light of lower demand for transportation services.

Absent the impairment charges taken in 2008, consolidated operating loss increased significantly during the year ended December 31, 2009 versus the comparable amount for the same period in 2008. Significant volume declines within our National Transportation and Regional Transportation segments resulted in an operating loss of $890.4 million for the year ended December 31, 2009. Operating expenses for the year ended December 31, 2009 were down $2,622.6 million or 31.3% as compared to the same period in 2008 and were comprised of a $1,535.2 million decrease in salaries, wages and benefits, a $698.5 million decrease in operating expenses and supplies, a

$321.3 million decrease in purchased transportation, which is attributable to declining volumes and improved carrier pricing due to the depressed economy, a $88.7 million decrease in other operating expenses and a $6.7 million decrease in depreciation . These expense reductions however did not keep pace with the significant revenue decline, resulting in the increased operating loss for the year ended December 31, 2009.

Consolidated operating results for the year ended December 31, 2008, included non-cash impairment charges of $866.4 million representing write offs of goodwill associated with our National Transportation segment, a write off of our Roadway tradename due to the introduction of YRC as our new brand, a write off of the USF brand (a part of the Regional Transportation segment) as we will no longer support this brand, and a reduction in the tradename value attributed to YRC Reimer (a part of the National Transportation segment). There were no similar impairment charges during the year ended December 31, 2009.

The decrease in salaries, wages and benefits in the year ended December 31, 2009 as compared to the same period in 2008, was largely due to a 10% wage reduction for most union (increased to an aggregate reduction of 15% effective August 2009) and non-union employees offset by increased workers’ compensation expense of $64.0 million due to unfavorable development of current year and prior year claims. Additionally, the decrease in salaries and benefits including pension expense was a result of lower headcount in the current year due to lower volumes partially offset by increased severance benefits of $30.3 million. Pension expense in 2009 was also reduced compared to 2008 as a result of the temporary cessation of pension contributions to a majority of our multi-employer union pension funds beginning in the second half of 2009. The decrease in operating expenses and supplies was a result of lower fuel costs of 61.0%, due to lower diesel prices and reduced miles driven, lower vehicle maintenance expense of 31.5% partially offset by an increase in bad debt expense of $16.3 million or 48.75%, an increase in professional services of $41.9 million or 44.8% due to our restructuring professional fees and costs associated with lease terminations of $18.3 million resulting from integration activities. Finally, the decrease in other operating expenses was due to a number of factors including a decrease in discretionary spend for travel and employee activities.

During the year ended December 31, 2009, we recognized net gains on the sale of property and equipment partially offset by the fair value adjustments for property and equipment held for sale of $6.1 million compared to net gains of $13.1 million for the same period in 2008.

Nonoperating expenses consisted primarily of interest expense that increased significantly for the year ended December 31, 2009 versus the comparable period in 2008. Increased borrowing costs throughout 2009 resulted in increased interest expense of $80.9 million versus the comparable period in 2008. Interest expense in the year ended December 31, 2009, attributable to items that were not present in 2008, included expense related to lease financing obligations of $23.5 million and deferred pension obligations of $4.8 million. Amortization of deferred debt costs increased $24.8 million during the year ended December 31, 2009 compared to the same period in 2008 due to the multiple amendments completed under our credit facilities. Offsetting these 2009 increases was the reduction in interest expense of $16.1 million related to notes redeemed in November 2008. Additionally, nonoperating expenses during the year ended December 31, 2009 included a $193.9 million gain on the debt-for-equity exchange completed in December 2009. Finally, nonoperating expenses during the year ended December 31, 2009 also included an impairment charge of $30.4 million related to our investment in Jiayu. This adjustment was required as the estimated current fair value, using a discounted cash flow model, was less than our investment. This was primarily the result of different assumptions with respect to revenue growth rates from the initial valuation to those assumed in the current economic environment.

Our effective tax rate for the year ended December 31, 2009 was 29.3% compared to 17.6% for the same period in 2008. Significant items impacting the 2009 rate include a state tax benefit, gain on debt redemption, certain permanent items and a valuation allowance established for certain deferred tax assets. We establish or recognize adjustments to our valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision or in equity if directly related to other comprehensive income (loss) in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset.

National Transportation Results

National Transportation represented approximately 67%, 72% and 76% of our consolidated revenue in 2010, 2009 and 2008, respectively. The table below provides summary information for National Transportation for the three years ended December 31:

				Percent Change
(in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Operating revenue	$2,884.8	$3,489.3	$6,304.9	(17.3%)	(44.7%)
Operating loss	(199.7)	(742.8)	(749.4)	73.1%	0.8%
Operating ratio(a)	106.9%	121.3%	111.9%	14.4pp (b)	(9.4pp )

(a)	Operating ratio is calculated as (i) 100 percent plus (ii) the result of dividing operating loss by operating revenue and expressed as a percentage.
(b)	Percentage points.

2010 compared to 2009

National Transportation revenue decreased $604.5 million or 17.3% during the year ended December 31, 2010 versus the same period in 2009. The two primary components of operating revenue are volume, comprised of the number of shipments and weight per shipment, and price or yield, usually evaluated on a per hundred weight basis. The decline in operating revenue was largely driven by a 19.5% decline in total picked up tonnage partially offset by a 2.7% increase in revenue per hundred weight resulting mostly from higher fuel surcharge revenue, which was driven by higher diesel prices in 2010 as compared to the same period in 2009. The decline in picked up tonnage per day was made up of an 18.8% decline in shipments per day and a 0.9% decline in weight per shipment. The decline in shipments and tonnage resulted from the diversion of freight by customers to other carriers resulting in market share loss. We believe that customers diverted freight during 2009 due to uncertainty around our financial stability and the March 2009 integration of our former Yellow Transportation and Roadway networks. That market share loss accelerated throughout the fourth quarter of 2009 due to customer concerns surrounding the Company’s bond exchange. Once the debt exchange was finalized on December 31, 2009, our industry was hampered by severe winter weather in January and February 2010. Our volumes improved sequentially quarter over quarter during the second and third quarters of 2010, with a more normal seasonal decline in the fourth quarter as we began to secure additional business from existing and new customers.

Operating loss for National Transportation improved $543.1 million in 2010 compared to 2009. Revenue decreased $604.5 million in 2010 compared to 2009 while operating expenses decreased $1,147.6 million. The expense declines consisted primarily of lower salaries, wages and benefits of $808.5 million, lower operating expenses & supplies of $206.4 million, lower purchased transportation costs of $66.1 million, and lower other operating expenses of $66.4 million.

The decrease in salaries, wages and benefits (excluding workers’ compensation expense) of $768.6 million in 2010 is a result of substantial headcount reductions and an additional 5% wage reduction for most union employees which became effective August 2009. In addition to volume decreases, a further reduction in benefits expense resulted from the temporary cessation of pension contributions to a majority of our multi-employer union pension funds beginning in the second half of 2009 and continuing throughout 2010. Workers’ compensation expense (included in salaries, wages and benefits in the statement of operations) decreased $39.9 million or 25.0% which is reflective of fewer hours worked and improved claim frequency partially offset by higher severity per claim.

Operating expenses and supplies were lower due mostly to decreases in facility and fleet operating and maintenance costs due to reduced facilities, fleet downsizing, and lower volumes. The decline was also impacted by a decrease in bad debt expense of $43.3 million in 2010 compared to 2009 and is reflective of improvements in our revenue management processes and fewer bankruptcies in our customer base.

The decline in purchased transportation during 2010 versus 2009 resulted primarily from lower volumes yet did not keep pace with the volume decline as the unit costs of the services, including fuel surcharge costs, increased. Rail costs decreased 7.0% due to lower volumes compared to the same period in 2009 while other purchased transportation costs decreased 18.9%.

Other operating expenses decreased mostly due to lower operating taxes and licenses of $28.3 million primarily due to lower fuel taxes reflective of lower miles driven, lower cargo claims expense of $26.1 million due to fewer shipments and improved claim experience, lower depreciation of $25.5 million due to reduced facilities and fleet downsizing, partially offset by an impairment charge of $3.3 million related to a reduction in fair value of the Reimer tradename, primarily due to a decline in future revenue assumptions. The net loss on disposal of property was $1.8 million in 2010 compared to a gain of $8.2 million during 2009. Increased net loss was the result of higher write downs year over year related to the fair market value of our revenue equipment and facilities held for sale.

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

The decline in shipments and tonnage resulted from a weakened economy and the diversion of freight by customers to other carriers. As the economy continued to deteriorate, industry capacity was more readily available and market competition for available shipments intensified. Additionally, we believe that customers diverted freight during certain periods in 2009 due to the integration of the former Yellow Transportation and Roadway networks and uncertainty around our financial stability. We believe that the impact of freight diversion in 2009 is substantially greater than the impact in 2008 that resulted from uncertainty and timing around union labor negotiations. The decline in tonnage was impacted further by a 9.3% decrease in revenue per hundred weight resulting mostly from lower fuel surcharge revenue and higher than normal revenue adjustments, primarily rerates, related to the 2009 integration of Yellow Transportation and Roadway.

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

The decrease in salaries, wages and benefits of $1,171.5 million during 2009 was a result of substantial headcount reductions, the 10% wage reductions for most union (increased to an aggregate reduction of 15% effective August 2009) and non-union employees, offset by increased workers’ compensation expense of $41.3 million. In addition to volume decreases, a further reduction in benefits expense resulted from the temporary cessation of pension contributions to certain of our multi-employer union pension funds effective throughout the second half of 2009. These reductions were partially offset by severance charges in 2009 of $26.8 million, as compared to $9.1 million in 2008. Salaries and benefits in 2008 included curtailment gains of $95.1 million and were partially offset by pension settlement costs of $6.9 million related to the lump sum provision of the Roadway pension plan. The curtailment gains related to the freezing of future benefit accruals under pension plans covering Yellow Transportation and Roadway non-union employees as well as termination of the Roadway postretirement medical plan.

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

Regional Transportation Results

Regional Transportation represented approximately 31%, 27% and 23% of our consolidated revenue in 2010, 2009 and 2008, respectively.

The table below provides summary financial information for Regional Transportation for the three years ended December 31:

				Percent Change
(in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Operating revenue	$1,353.9	$1,322.6	$1,974.1	2.4%	(33.0%)
Operating loss	(3.8)	(126.7)	(147.8)	97.0%	14.2%
Operating ratio(a)	100.3%	109.6%	107.5%	9.3pp (b)	(2.1pp )

(a)	Operating ratio is calculated as (i) 100 percent (ii) plus the result of dividing operating loss by operating revenue and expressed as a percentage.
(b)	Percentage points.

2010 compared to 2009

Regional Transportation reported operating revenue of $1,353.9 million for 2010, representing an increase of $31.3 million or 2.4% compared to 2009. The two primary components of operating revenue are volume, comprised of the number of shipments and weight per shipment, and price or yield, usually evaluated on a per hundred weight basis. Total weight per day was up 4.2%, representing a 6.1% higher total weight per shipment offset by a 1.8% decline in total shipments per day compared to 2009. Total revenue per hundred weight decreased 1.6% in 2010 compared to 2009, due to the impact of continued pricing pressure on our rates and a slightly higher mix of contractual business which generally has a lower yield.

Operating loss for Regional Transportation was $3.8 million for 2010, an improvement of $122.9 million from 2009, consisting of a $31.3 million increase in revenue and a $91.6 million reduction in operating expenses. Regional Transportation has benefited from our comprehensive recovery plan, including cost reduction initiatives as described below. Operating expense decreases were comprised of salaries, wages and benefits of $102.9 million, depreciation and amortization of $2.6 million, and other operating expenses of $12.0 million. Operating expense increases included operating expenses and supplies of $19.5 million and purchased transportation of $2.8 million.

Salaries, wages and benefits expense decreased 10.9% as a result of lower employee levels, an additional 5% wage reduction for most union employees which became effective August 2009, and decreased workers’ compensation expense due to improved claim frequency. In addition to volume decreases, a further reduction in benefits expense resulted from the temporary cessation of pension contributions to a majority of our multi-employer union pension funds beginning in the second half of 2009 and continuing throughout 2010.

Operating expenses and supplies increased 6.6% due to higher volumes and due to a 32.3% increase in fuel costs (primarily due to higher diesel fuel prices) offset by a 10.0% reduction in costs other than fuel. Costs were lower in the areas of facility maintenance, travel, driver expenses and bad debt expense as a result of effective cost management, terminal closures and fewer bankruptcies in our customer base. Purchased transportation was 4.8% higher due to increased volumes relating to certain lines of business which utilize a higher percentage of purchased transportation. Other operating expenses were lower by 14.1% mainly due to a much lower provision for general liability claims due to favorable claims development. Additionally, fuel taxes, licenses and cargo claims costs were lower primarily due to effective cost management.

Net losses on property disposals were $3.6 million in 2010 compared to $2.0 million in 2009. As a result of higher write downs year over year related to the fair market value of our revenue equipment and facilities held for sale. The 2010 operating loss also included an impairment charge of $2.0 million related to a reduction in fair value of the New Penn tradename, primarily due to a decline in future revenue assumptions.

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

Total revenue per hundred weight decreased 10.2% in 2009 as compared to 2008, primarily due to lower fuel surcharge revenue associated with lower diesel fuel prices and the impact of continued pricing pressure on our base rates. A meaningful portion of our regional footprint is concentrated in the Upper Midwest where business levels and pricing negotiations were especially difficult due to the economic challenges in this geographic area.

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

Salaries, wages and benefits expense decreased 26.1% reflecting lower employee levels and increased productivity as well as a 10% pay reduction which took effect in 2009 for most union and non-union employees and an additional 5% reduction for union employees which took effect in August 2009. In addition, a reduction in benefits expense resulted from the temporary cessation of pension contributions to a majority of our multi-employer pension funds effective throughout the second half of 2009. These decreases were partially offset by severance costs (primarily for employees at closed facilities), equity ownership program costs for union employees (who received options for common stock in exchange for wage reduction approval) and higher workers’ compensation costs mostly as a result of unfavorable development factors and increased letter of credit fees supporting certain workers’ compensation programs. Operating expenses and supplies decreased 40.9% reflecting a 22.2% reduction in costs other than fuel and a 56.9% decrease in fuel costs (primarily due to lower fuel prices and lower volumes). Costs were lower in the areas of equipment maintenance, facility maintenance, driver expenses and tolls as a result of lower business volumes, effective cost management and terminal closures. Purchased transportation was 35.0% lower due to lower business volumes and the in-sourcing of certain linehaul transportation from third-party providers. Depreciation and amortization expense was 0.5% lower due primarily to a smaller equipment fleet mostly offset by a change during 2009 to reduce the life of customer related intangible assets which increased amortization expense. Other operating expenses were 18.5% lower, mainly in the areas of fuel taxes, property taxes, licenses and cargo claims primarily due to lower business volumes, partially offset by a higher provision for bodily injury and property damage claims due to unfavorable claim development.

Regional Transportation incurred $7.2 million of employee severance and lease termination costs in 2009 for the closure of five Holland service centers in September 2009 and 13 additional in March 2009 as part of continuing efforts to optimize our networks and reduce costs. Similar types of costs amounting to $12.4 million were incurred in 2008 related to the closure of six service centers at Holland and 21 service centers at Reddaway during February 2008. Costs in both years were recorded in salaries, wages and employees’ benefits expense and operating expenses and supplies expense.

Losses on property disposals were $2.0 million in 2009 compared to a $3.4 million gain in 2008, primarily due to gains on facility sales in 2008.

Truckload Results

Truckload represented approximately 2% of our consolidated revenue in 2010, and 1% in both 2009 and 2008. The table below provides summary financial information for Truckload for the three years ended December 31:

				Percent Change
(in millions)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008

Operating revenue	$109.6	$112.4	$120.5	(2.5%)		(6.7%)
Operating loss	(10.5)	(8.7)	(11.6)	(20.7%)		25.0%
Operating ratio (a)	109.6%	107.7%	109.7%	(1.9	pp) (b)	2.0	pp

(a)	Operating ratio is calculated as (i) 100 percent (ii) plus the result of dividing operating loss by operating revenue and expressed as a percentage.
(b)	Percentage points.

2010 compared to 2009

Truckload reported operating revenue of $109.6 million for 2010, representing a decrease of $2.8 million or 2.5% from 2009. The two primary components of truckload operating revenue are volume, comprised of the miles driven, and price, usually evaluated on a revenue per mile basis. Total miles driven per day were down 7.9% in 2010 compared to 2009 due primarily to lower business volume related to the phase out of services provided to National Transportation which more than offset the increased revenues from third party customers. However, revenue per mile was up 5.7%, due primarily to higher fuel surcharge revenue associated with higher diesel fuel prices.

Operating loss for Truckload was $10.5 million for 2010, a decline of $1.8 million from 2009, consisting of a $2.8 million decline in revenue offset by a $1.0 million decrease in operating expenses. Decreased operating expenses were primarily related to lower salaries, wages, and related benefits costs as a result of lower employee levels offset by operating expense increases due to increases in fuel costs (higher diesel prices), vehicle maintenance costs, and a higher provision for general liability claims due to unfavorable claims development.

2009 compared to 2008

Truckload reported 2009 operating revenue of $112.4 million, representing a decrease of $8.1 million or 6.7% from 2008. Total miles driven per day increased 11.8% in 2009 as compared to 2008, due primarily to higher use of Truckload services by YRC Worldwide operating companies partially offset by the soft economy and the overall company financial uncertainty. However, revenue per mile was down 16.1%, due primarily to lower fuel surcharge revenue associated with lower diesel fuel prices.

Operating loss for Truckload was $8.7 million for 2009, an improvement of $2.9 million from 2008, consisting of an $8.1 million decrease in revenue and an $11.0 million decrease in operating expenses. Expense decreases were primarily in the areas of fuel (lower diesel prices partially offset by higher miles driven which consumed more gallons), driver recruiting, purchased transportation, equipment depreciation, bodily injury and property damage claims and losses on equipment disposals. Increased operating expenses were primarily volume related including higher wages and benefits costs of $5.7 million and higher vehicle maintenance costs.

Discontinued Operations - YRC Logistics Results

On August 13, 2010, we completed the initial closing of the transaction contemplated by the Equity Interest Purchase Agreement dated June 25, 2010, whereby the majority of YRC Logistics was sold to CEG Holdings, Inc. (now known as MIQ Holdings). In addition, certain other operations included in the YRC Logistics segment ceased during the quarter ended June 30, 2010. As a result, the YRC Logistics segment has been reported as discontinued operations for all periods presented. See Note 4 “Discontinued Operations – YRC Logistics” for further discussion. The table below provides summary financial information for YRC Logistics for the three years ended December 31:

				Percent Change
(in millions)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008

Operating revenue	$194.2	$411.8	$621.7	(52.8%)		(33.8%)
Net income (loss) from discontinued operations	(23.1)	12.2	(150.7)	n/m	(a)	n/m	(a)

(a)	Not meaningful.

Certain Non-GAAP financial measures

Our adjusted EBITDA improved from ($597.9) million for the year ended December 31, 2009 to $71.9 million for the year ended December 31, 2010. We have included the reconciliation of consolidated adjusted EBITDA below and provided the adjusted EBITDA amounts by segment.

Adjusted EBITDA is a non-GAAP (generally accepted accounting principles) measure that reflects the company’s earnings before interest, taxes, depreciation, and amortization expense, and further adjusted for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees (beginning in 2010) and results of permitted dispositions and discontinued operations as defined in the company’s Credit Agreement. Operating loss, as adjusted, is a non-GAAP measure that excludes (gains) losses on property disposals, expense related to union employee equity award, impairment charges and restructuring professional fees. Adjusted EBITDA and operating loss, as adjusted, are each used for internal management purposes as a financial measure that reflects the company’s core operating performance. In addition, management uses adjusted EBITDA to measure compliance with financial covenants in the company’s Credit Agreement and ABS Facility. However, these financial measures should not be construed as better measurements than operating income, operating cash flow or earnings per share, as defined by GAAP.

The reconciliation of operating loss to adjusted EBITDA, including operating ratio, as adjusted, for the years ended December 31 is as follows:

(in millions)	2010	2009
Operating revenue	$4,334.6	$4,871.0
Operating ratio, as adjusted (a)	104.0%	118.0%
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(230.6)	$(890.4)
(Gains) losses on property disposals, net	5.6	(6.1)
Impairment charges	5.3	—
Union equity awards	25.0	20.6
Restructuring professional fees	21.9	—

Operating loss, as adjusted	(172.8)	(875.9)
Depreciation and amortization	198.5	241.6
Equity based compensation expense	6.2	10.7
Letter of credit expense	33.3	32.0
Reimer Finance LP dissolution (foreign exchange)	5.5	—
Other nonoperating expenses (income), net	1.2	(6.3)

Adjusted EBITDA	$71.9	$(597.9)

(a)	Operating ratio, as adjusted, is calculated as (i) 100 percent (ii) plus the result of dividing operating loss, as adjusted, by operating revenue and expressed as a percentage.

The following represents adjusted EBITDA by segment for the years ended December 31:

(in millions)	2010	2009
Adjusted EBITDA by segment:
National Transportation	$(38.0)	$(579.2)
Regional Transportation	78.8	(47.1)
Truckload	(1.3)	0.8
Corporate and other	32.4	27.6

Adjusted EBITDA	$71.9	$(597.9)

Adjusted EBITDA has the following limitations:

•	Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our outstanding debt;

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

Our consolidated operating ratio, as adjusted, of 104.0% for the year ended December 31, 2010 improved 14.0 percentage points compared to the same period in 2009.

Operating ratio, as adjusted, is calculated as 100 minus the result of dividing operating income, as adjusted, by operating revenue or plus the result of dividing operating loss, as adjusted, by operating revenue, and expressed as a percentage.

The reconciliation of operating loss, by segment, to adjusted EBITDA, including operating ratio, as adjusted, for the years ended December 31 is as follows:

YRC National segment (in millions)	2010	2009
Operating revenue	$2,884.8	$3,489.3
Operating ratio, as adjusted (a)	106.1%	121.1%
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(199.7)	$(742.8)
(Gains) losses on property disposals, net	1.7	(8.2)
Impairment charges	3.3	—
Union equity awards	18.8	16.0

Operating loss, as adjusted	(175.9)	(735.0)
Depreciation and amortization	105.5	131.0
Letter of credit expense	25.8	24.5
Reimer Finance LP dissolution (foreign exchange)	5.5	—
Other nonoperating expenses (income), net	1.1	0.3

Adjusted EBITDA	$(38.0)	$(579.2)

(a)	Operating ratio, as adjusted, is calculated as (i) 100 percent (ii) plus the result of dividing operating loss, as adjusted, by operating revenue and expressed as a percentage.

YRC Regional segment (in millions)	2010	2009
Operating revenue	$1,353.9	$1,322.6
Operating ratio, as adjusted (a)	99.4%	109.1%
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(3.8)	$(126.7)
(Gains) losses on property disposals, net	3.5	2.0
Impairment charges	2.0	—
Union equity awards	6.1	4.6

Operating loss, as adjusted	7.8	(120.1)
Depreciation and amortization	63.6	66.2
Letter of credit expense	6.9	6.6
Other nonoperating expenses (income), net	0.5	0.2

Adjusted EBITDA	$78.8	$(47.1)

(a)	Operating ratio, as adjusted, is calculated as (i) 100 percent (ii) minus the result of dividing operating income, as adjusted, by operating revenue or plus the result of dividing operating loss, as adjusted, by operating revenue and expressed as a percentage.

YRC Truckload segment (in millions)	2010	2009
Operating revenue	$109.6	$112.4
Operating ratio, as adjusted (a)	109.5%	107.6%
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(10.5)	$(8.7)
(Gains) losses on property disposals, net	—	0.1
Impairment charges	—	—
Union equity awards	0.1	—

Operating loss, as adjusted	(10.4)	(8.6)
Depreciation and amortization	8.8	9.0
Letter of credit expense	0.3	0.4

Adjusted EBITDA	$(1.3)	$0.8

(a)	Operating ratio, as adjusted, is calculated as (i) 100 percent (ii) plus the result of dividing operating loss, as adjusted, by operating revenue and expressed as a percentage.

Corporate and other segment (in millions)	2010	2009
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(16.5)	$(12.2)
(Gains) losses on property disposals, net	0.2	—
Restructuring professional fees	21.9	—

Operating loss, as adjusted	5.6	(12.2)
Depreciation and amortization	20.6	35.4
Equity based compensation expense	6.2	10.6
Letter of credit expense	0.2	0.5
Other nonoperating expenses (income), net	(0.2)	(6.7)

Adjusted EBITDA	$32.4	$27.6

Financial Condition

Liquidity

The economic environment beginning in 2008, where market conditions were especially weak, and continuing in 2009 has had a dramatic effect on our industry and on our Company. The weak economic environment negatively impacted our customers’ needs to ship and, therefore, negatively impacted the volume of freight we serviced and the price we received for our services. In addition, we believe that many of our existing customers reduced their business with us due to their concerns regarding our financial condition. In 2010, market conditions started to rebound and our customer base stabilized and as a result our volumes stabilized in the first quarter and began to grow sequentially, seasonally adjusted, throughout the remainder of the year. Pricing conditions in the industry, however, remain competitive and we believe that we will continue to face competition stemming from excess capacity in the market in the near term. As a result, we continue to experience lower year-over-year revenue, operating losses and net losses.

Comprehensive Recovery Plan

In light of the past and current economic environment and the resulting challenging business conditions, we implemented in 2010, or are in the process of implementing, the following actions (among others) as part of our comprehensive recovery plan to reduce our cost structure and improve our operating results, cash flow from operations, liquidity and financial condition:

•	execution of an Agreement in Principle (as described below) with our stakeholders to restructure the balance sheet of the Company. See “Agreement in Principle” below.

•

amendments to our Credit Agreement (defined below) to (among other things) provide us greater access to the liquidity that our revolving credit facility provides and the continuation of the deferral of interest and fees that we pay to our lenders and deferred amendment fees, subject to the conditions that the amended Credit Agreement requires. See “Credit Agreement” below.

•

a renewal of, and amendments to, our ABS Facility (defined below) to (among other things) continue the deferral of a significant portion of the fees and deferred amendment fees in connection with our ABS Facility, subject to the conditions that the ABS Facility requires. See “ABS Facility” below.

•

amendments to our Contribution Deferral Agreement, pursuant to which the multi-employer pension funds agreed to continue the deferral of the payment of interest on our deferred obligations, and to defer the beginning of installment payments of previously deferred contributions, in each case, subject to the conditions that the Contribution Deferral Agreement requires. See “Contribution Deferral Agreement” below.

•

ratification of modifications to our labor agreement that, among other things, extended the expiration to March 31, 2015 and made changes to work rules designed to generate savings. See “Ratification of Labor Agreement Modification” below.

•

continuation of the temporary cessation of pension contributions to certain multi-employer pension funds from July 2009 through May 31, 2011, which cessation eliminates the need to recognize expense for these contributions during this period. See “Ratification of Labor Agreement Modification” below.

•

the issuance of $70 million of 6% Notes (defined below) used to satisfy the $45 million remaining 8  1/2% USF senior notes and $19.8 million of 5% and 3.375% contingent convertible notes. See “6% Notes” below.

•	the issuance of common stock for cash pursuant to an ATM Agreement (defined below). See “At Market Issuance Sales Agreement” below.

•	the sale of a majority of YRC Logistics in August 2010. See “Sale of YRC Logistics” below.

•	continuation of the wage reductions implemented in 2009 for substantially all of our employees (both union and non-union).

•	continuation of the suspension of company matching 401(k) contributions for non-union employees.

•

reductions in the number of terminals to adjust our transportation networks to current shipment volumes. At December 31, 2009, we operated 511 terminals; at December 31, 2010, we reduced the number of terminals we operate to 442.

•	the sale of excess property and equipment and the sale and leaseback of core operating facilities. See “Lease Financing Transactions” below.

•

reductions in our workforce to scale our business to current shipping volumes. At December 31, 2009, we had approximately 36,000 employees; at December 31, 2010, our workforce was reduced to approximately 32,000 employees.

•	other cost reduction measures in general, administrative and other areas.

•	changes to our overall risk management structure to reduce our letter of credit requirements in various states related to workers’ compensation insurance.

Certain of these actions are further described below. The final execution of our comprehensive recovery plan has a number of risks that are not within our control that may adversely impact our liquidity and compliance with the financial covenants in our credit facilities. There is no assurance that the Company will be successful in each of these actions. See “Risks and Uncertainties Regarding Future Liquidity” below.

Agreement in Principle

On February 28, 2011, we and the other Consenting Parties reached a non-binding agreement in principle in the form of a term sheet entitled “Summary of Principal Terms of Proposed Restructuring” or “Term Sheet” setting forth the material terms of our proposed Restructuring, thereby satisfying the AIP Condition in the Credit Agreement. The Restructuring is intended to improve our balance sheet and our liquidity with which to operate and grow our business and to position us to achieve long-term success for the benefit of our customers, employees, creditors and stockholders. The Term Sheet, by its terms, is not legally binding on us or any of the Consenting Parties nor is it a comprehensive list of all relevant terms and conditions of the Restructuring. The terms of any definitive agreements regarding a Restructuring may contain terms different than those contained in the Term Sheet.

In the event we and the other Consenting Parties enter into definitive documents reflecting the terms as contemplated by the Term Sheet, we anticipate that:

•	with respect to claims in outstanding borrowings, deferred interest and fees and letters of credit under the Credit Agreement,
(1)	the Lenders would receive in respect of a portion of such claims (a) a significant majority of our New Common Stock, and (b) certain newly issued convertible secured notes maturing on March 31, 2015 that are convertible into additional shares of New Common Stock (the “Restructured Convertible Secured Notes”),

(2)	the letters of credit facility under the Credit Agreement and outstanding letters of credit would remain in place and

(3)	we would enter into an amended term loan facility with the Lenders for a portion of remaining borrowing claims under the Credit Agreement not satisfied in (1) above;

•

additionally, the Lenders will purchase for cash, to be retained by us for use in our business, an additional tranche of newly issued convertible secured notes maturing on March 31, 2015 (the “New Money Convertible Secured Notes”);

•

the ABS Facility would be refinanced in full with an asset-based lending facility, which is expected to provide additional liquidity through a higher advance rate than the receivable purchase rate under the ABS Facility;

•

the note securing our deferred multi-employer pension contributions (the “Pension Note”) would be amended to (i) extend the maturity until March 31, 2015, (ii) defer any accrued interest and fees until maturity, (iii) provide for contract rate cash interest payments and (iv) eliminate any mandatory amortization payments (other than in connection with permitted sales of certain collateral);

•	holders of our current convertible notes would receive shares of New Common Stock in exchange for their current convertible notes;

•	in consideration for consent to the Restructuring by TNFINC on behalf of employees represented by the IBT, shares of New Common Stock would be issued for the benefit of those employees; and

•	our board of directors would consist of six members nominated by the Steering Committee, two members nominated by TNFINC and a chief executive officer-director.

In the event a Restructuring as contemplated by the Term Sheet is completed, we anticipate that our current stockholders will be very substantially diluted.

Unless and until definitive written agreements with respect to the Restructuring have been executed and delivered, neither we nor any of the other Consenting Parties will be under any legal obligation of any kind whatsoever with respect to the Restructuring. The Restructuring affects significant constituents who have not participated in the negotiation of the Term Sheet and who have not agreed to the Term Sheet, and as a result, certain of the terms set forth therein may change. Significant third-party approvals are required to support and complete the Restructuring on an out-of-court basis, including by lenders under the Credit Agreement and ABS Facility,

TNFINC, the multi-employer pension funds and the holders of our current convertible notes. The completion of any out-of-court restructuring may also require an amendment to our certificate of incorporation that would need to be approved by our stockholders and any restructuring may require legislative changes to current law or other satisfactory action or arrangements to enable or facilitate approval by certain of the pension funds. The Restructuring is also subject to significant milestone completion conditions, as is described below. Among such milestone completion conditions is the Pension Fund Condition, which has not been satisfied.

We cannot provide you with any assurances that we will reach agreement on the definitive terms of any restructuring. We cannot provide you with any assurances that the terms of any definitive agreements regarding a restructuring will not contain terms substantially and materially different that those described in this report. The Restructuring is also subject to the lack of unexpected or adverse litigation results. We cannot provide you with any assurances that any restructuring can be completed out-of-court or whether we will be required to implement the Restructuring under the supervision of a bankruptcy court, in which event, we cannot provide you with any assurances that the terms of any such restructuring will not be substantially and materially different from those described in this report or that an effort to implement an in-court restructuring would be successful.

Notwithstanding our reaching the AIP with the other Consenting Parties, we anticipate that we will continue to face risks and uncertainties regarding our short and medium-term liquidity. See “Risks and Uncertainties Regarding Future Liquidity” below.

CREDIT FACILITIES

We have two primary liquidity vehicles:

•

the Credit Agreement dated as of August 17, 2007 (as amended, the “Credit Agreement”), among the Company, certain of our subsidiaries, JPMorgan Chase, National Association, as administrative agent, and the other agents and lenders named therein, and

•	an asset-based securitization facility (as amended, the “ABS Facility”), whereby we receive financing through the sale of certain of our accounts receivable.

The Credit Agreement and the ABS Facility are collectively referred to herein as the “credit facilities”.

Credit Agreement

The Credit Agreement provides us with a $713.7 million senior revolving credit facility, including a $35 million sublimit available for borrowings under certain foreign currencies and a $550 million sublimit for letters of credit, and a senior term loan in an aggregate outstanding principal amount of approximately $257.1 million at December 31, 2010. During 2010 and into 2011, the Company entered into a number of amendments to the Credit Agreement that, among other things, addressed liquidity and covenant relief. Set forth below is a discussion of the terms of the Credit Agreement in its current form after giving effect to these amendments.

— Revolver Reserve

The revolver reserve is a sub-portion of the $713.7 million senior revolving credit facility. The revolver reserve is equal to the amount of mandatory prepayments that we make under the Credit Agreement of a varying percentage of net cash proceeds from certain asset sales beginning in 2009. These asset sales included sales of excess real estate, real estate subject to sale and leaseback, the Dedicated Fleet business and YRC Logistics.

The total amount of the revolver reserve was approximately $70.9 million at December 31, 2010. The Credit Agreement divides the revolver reserve into two blocks:

•

the existing revolver reserve (payroll) block; this block remains at $50.0 million until December 31, 2011 (or such later date as the Supermajority Lenders (at least 66 2/3% of exposure as defined in the Credit Agreement) shall agree), and the Company has not drawn this block as of March 14, 2011; and

•

the new revolver reserve block; this block was approximately $20.9 million at December 31, 2010, and the Company has not drawn this block as of March 14, 2011; this block will be increased by mandatory prepayments of a portion of net cash proceeds from certain asset sales and any excess cash flow sweeps.

The revolver reserve previously included a third block known as the existing revolver reserve (performance) block. The existing revolver reserve (performance) block was reduced to zero during 2010 by mandatory prepayments in connection with certain asset sales.

Each block comprising a portion of the current revolver reserve has its own separate conditions to borrowing, which include:

•	existing revolver reserve (payroll) block

•

after giving effect to each borrowing, unrestricted Permitted Investments (as defined in the Credit Agreement) are less than or equal to $125 million (or, $100 million to the extent that any Permitted Interim Loans (as defined in the Credit Agreement) are outstanding) (the “Anti-Cash Hoarding Condition”);

•	the Company has Interim Loan Availability (as defined in the Credit Agreement) and the draw on such existing revolver reserve (payroll) block does not exceed the Interim Loan Availability;

•	new revolver reserve block

•	satisfaction of the Anti-Cash Hoarding Condition;

•	the Company obtains the approval of the Supermajority Lenders (at least 66 2/3% of exposure as defined in the Credit Agreement); and

As of March 14, 2011, we would not meet the conditions to borrowing of the existing revolver reserve (payroll) block. Pursuant to the Credit Agreement, on January 1, 2012 (or such later date as may be agreed to by the Supermajority Lenders (lenders representing at least 66 2/3% of exposure as defined in the Credit Agreement)), subject to early termination upon a Deferral Termination Event (defined below), the revolving commitments will be permanently reduced by an amount equal to the reserve amount.

— Interest and Fee Deferrals

We continue to defer revolver and term loan interest, letters of credit fees and commitment fees from October 2009 through the fifth day (or if the fifth day is not a business day, the immediately following business day) following the Restructuring Closing Date (as defined below), or such later dates approved by the Supermajority Lenders but not later than December 31, 2011, subject to the conditions described below and that a Deferral Suspension Event or Deferral Termination Event (each as defined below) does not occur.

Our continued deferral of revolver and term loan interest, letters of credit fees and commitment fees was conditioned on the requirement that on or before February 28, 2011, the Consenting Parties reached an agreement in principle (the “AIP Condition”). On February 28, 2011, the Company and certain of its subsidiaries entered into Amendment No. 20 (the “Credit Agreement Amendment”) to the Credit Agreement. Pursuant to the terms of the Credit Agreement Amendment, the Required Lenders (at least 51% of exposure as defined in the Credit Agreement), the Agent and the Steering Group Majority acknowledged that the Term Sheet representing the agreement in principle satisfies the AIP Condition.

In addition, the following milestones must be achieved by the dates indicated (or such later dates approved by the Supermajority Lenders but not later than December 31, 2011):

•

on or before April 29, 2011, each document required to effectuate the Restructuring and its subsidiaries contemplated by the AIP must be in final form and acceptable to the Consenting Parties (the “Documentation Condition”). The Documentation Condition also includes the following additional requirements: (i) lenders representing at least 90% of exposure (as defined in the Credit Agreement) must sign an agreement supporting the Restructuring, (ii) subject to satisfaction of the Closing Condition (as defined below), TNFINC must consent to the Restructuring and waive any termination, modification similar rights under the Restructuring Plan (as defined below) such that the Restructuring Plan shall be fully binding on the parties thereto, (iii) subject to satisfaction of the Closing Condition, the Specified Pension Fund Deferral Transaction Documents (as defined in the Credit Agreement) must be amended to reflect the terms of the Restructuring and (iv) subject to satisfaction of the Closing Condition and to the extent deemed reasonably necessary, the ABS Facility (as defined below) must be amended to reflect the terms of the Restructuring.

•

on or before July 22, 2011, the Restructuring of the Company and its subsidiaries contemplated by the AIP must be effectuated and closed (the “Closing Condition”); provided, that the Closing Condition deadline will be May 31, 2011 if the Pension Fund Amendment Condition is not satisfied on or before that date (the “Restructuring Closing Date”). “Pension Fund Amendment Condition” means that the Specified Pension Fund Deferral Transaction Documents have been amended to extend the deferral of interest and amortization payments from May 31, 2011 to July 22, 2011, subject to earlier termination if the Documentation Condition or the Closing Condition is not satisfied by the applicable required date.

The failure to satisfy the Pension Fund Condition, the Documentation Condition or the Closing Condition by the applicable required date is referred to herein as a “Milestone Failure.” If the Documentation Condition or the Closing Condition is not satisfied by the applicable required date, then (i) the deferral of interest and fees under the Credit Agreement will end on the fifth day (or if the fifth day is not a business day, the immediately following business day) following such failure and (ii) the Required Lenders may declare an event of default under the Credit Agreement.

The Pension Fund Condition which required we obtain, by March 10, 2011, the nonbinding agreement (on terms and conditions acceptable to Company, the Agent, the Steering Group Majority and TNFINC) of the Majority Funds (at least a majority of exposure as defined in the Contribution Deferral Agreement) to the terms of the Term Sheet (subject to the conditions included in the Term Sheet as applied to the Funds) has not been satisfied, and, as a result, a Milestone Failure has occurred. Due to the Milestone Failure, the Required Lenders have the right, but not the obligation, to declare an event of default under the Credit Agreement. We believe the Milestone Failure occurred principally as a result of the Majority Funds including in their nonbinding agreement to the terms of the Term Sheet their intent to seek a significant increase in the interest rate payable on the Pension Note in connection with the definitive documents regarding the Restructuring, and such nonbinding agreement was not acceptable to certain of the Consenting Parties. The Required Lenders have not indicated that they intend to declare an event of default under the Credit Agreement, and we are continuing to work with the parties to satisfy the Documentation Condition. As of March 14, 2011, the Agent does not recommend declaring an event of default at this time in respect of the Milestone Failure. We cannot provide any assurance that the Required Lenders will not declare an event of default under the Credit Agreement. Such a declaration would permit the lenders to terminate their commitments and allow the lenders or Agent to accelerate the repayment of amounts outstanding under the Credit Agreement, including deferred fees and interest. Such a declaration would also cause events of default or termination of our agreements to defer interest and other fees under our ABS Facility and Contribution Deferral Agreement and potentially cause cross default conditions in other debt, lease and other arrangements, as well as give the IBT the right to terminate its concessions under the modified NMFA. Although the Credit Agreement and a substantial portion of the Company’s indebtedness is classified as noncurrent ($837.3 million) at December 31, 2010, that indebtedness is expected to be reclassified to a current liability because the Required Lenders have the right, but not the obligation, to declare an event of default and cause all of the indebtedness under the Credit Agreement to become immediately due and payable, which could cause other indebtedness of the Company to also become immediately due and payable. If the Required Lenders declare an event of default under the Credit Agreement, we anticipate that we would seek protection under the Bankruptcy Code.

Commencing on January 1, 2011 while interest and fees are being deferred, (i) if after giving effect to an interest or fee payment on the applicable interest or fee payment date, the Available Interest Payment Amount (as defined in the Credit Agreement) on such interest or fee payment date would be equal to or greater than $150 million, the Company must make such payment in full in cash on such interest or fee payment date and (ii) to the extent that the Available Interest Payment Amount on any business day exceeds $225 million, the Company must apply the excess over $225 million to pay previously deferred interest and fees.

As of December 31, 2010, the amount of interest and letter of credit fees deferred under the Credit Agreement was $96.3 million, of which $77.2 million was deferred in 2010 and $19.1 million was deferred in 2009. Additionally, we deferred amendment fees of $31.8 million in October 2009, which are fully earned but not due and payable until the earlier of December 31, 2011 or the occurrence of a Deferral Termination Event.

— Deferral Exceptions and Termination Events

There are Deferral Suspension Events or Deferral Termination Events with respect to the interest and fee deferral described above, including (among others) the following:

•

no further interest and fees will be deferred and all previously deferred amounts will become payable at the election of the Required Lenders, upon the occurrence of certain specified events, including (among others) the following, unless the Supermajority Lenders agree otherwise (each, a “Deferral Termination Event”):

•

the modification to our labor agreement (described below in “Ratification of Labor Agreement Modification”) terminates or is amended or otherwise modified (including, by the operation of any “snapback” or similar provisions) in any way that is adverse to the Company or the lenders in a manner that could reasonably be expected, individually or in the aggregate, to result in an impact of greater than $5 million in any calendar year;

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

— Mandatory Prepayments

Under the Credit Agreement, we are obligated to make mandatory prepayments (i) on an annual basis of any excess cash flow (as defined in the Credit Agreement), (ii) upon the receipt of net cash proceeds from certain asset sales and the issuance of equity (subject to the exception described below) and (iii) if we have an average liquidity amount for the immediately preceding five business days in excess of $250 million. The percentage of net cash proceeds received and the manner in which they are applied varies as set forth in greater detail in the Credit Agreement.

The Credit Agreement required us to prepay amounts outstanding under the Credit Agreement with 100% of the net cash proceeds received from the sale of YRC Logistics. These net cash proceeds were applied to outstanding unblocked revolver loans under the Credit Agreement (without a corresponding commitment reduction to the unblocked revolver) and the new revolver reserve block under the Credit Agreement was permanently reduced by 50% of that amount.

In 2010, our Credit Agreement allowed us to retain $15.4 million of net cash proceeds from the issuance of equity pursuant to the Sales Agreement (described below in “At Market Issuance Sales Agreement”) without having to use the net cash proceeds to make a mandatory prepayment under the Credit Agreement. Any net cash proceeds we may receive from future issuances of equity pursuant to the Sales Agreement would be subject to the mandatory prepayment requirements under the Credit Agreement.

— Asset Sales

The Credit Agreement allowed us to receive up to $200 million of net cash proceeds from asset sales in 2010 and up to 10% of our consolidated total assets during each fiscal year thereafter, which limits do not include net cash proceeds received from certain asset sales, including the following:

•	the sale of real estate that constitutes first lien collateral of the pension funds pursuant to the Contribution Deferral Agreement, and

•	the sale of YRC Logistics.

We may only consummate future sale and leaseback transactions if the Required Lenders approve or have previously approved the transactions.

— Financial Covenants

The Credit Agreement requires that the Company maintain at least $25 million of Available Cash (as defined in the Credit Agreement) as of December 31, 2010 and from and after January 1, 2011. Available Cash is determined on each business day based on the average Available Cash as of the end of business for the immediately preceding three business days.

For the three consecutive fiscal quarters ending December 31, 2010, the minimum Consolidated EBITDA (as defined in the Credit Agreement) covenant was $100 million. The Credit Agreement does not include a minimum Consolidated EBITDA covenant in respect of the period ending March 31, 2011 and provides that the minimum EBITDA covenant for each fiscal quarter thereafter shall be in an amount to be agreed to by the Company, the Agent and the Required Lenders on or prior to April 29, 2011.

The Credit Agreement restricts the Capital Expenditures under the Credit Agreement for the periods set forth below from exceeding the levels set forth opposite such periods:

Period	Maximum Capital Expenditures
For the fourth fiscal quarter in 2010	$57,500,000
For the four fiscal quarters ending December 31, 2010	$115,000,000
For the first fiscal quarter in 2011	$20,000,000
For the second fiscal quarter in 2011	$35,000,000
For the third fiscal quarter in 2011	$70,000,000
For the fourth fiscal quarter in 2011	$70,000,000
For any single fiscal quarter in 2012	$50,000,000

— Annual Financial Statements

On February 28, 2011, we entered into Amendment No. 20 to the Credit Agreement that modified the affirmative covenant that required receipt of financial statements for fiscal year ended 2010 with an audit opinion that did not include a “going concern” qualification to permit receipt of an audit opinion with a “going concern” qualification.

As of December 31, 2010, we were in compliance with the covenants of our Credit Agreement. Subsequent to December 31, 2010, the Pension Fund Condition was not satisfied by the required date.

ABS Facility

During 2010, the Company renewed and entered into a number of amendments to its ABS Facility that, among other things, addressed liquidity and covenant relief. Yellow Roadway Receivables Funding Corporation (“YRRFC”), a special purpose entity and wholly-owned subsidiary of the Company, operates the ABS Facility. Below we discuss aspects of the ABS Facility in its current form after giving effect to the renewal and amendments.

— Maturity and Capacity

The ABS Facility is scheduled to expire on October 19, 2011. The ABS Facility is a facility with a maturity of less than one year because many of the purchasers of our accounts receivable underlying our ABS Facility finance their purchases by issuing short term notes in the commercial paper markets backed by these and other companies’ receivables. We have historically renewed the ABS Facility at or before its scheduled expiration. If we are unable to extend or renew the ABS Facility or replace it with an alternative financing, there is a substantial risk that we could not repay the entire facility or have funds sufficient to operate our business. We anticipate that the ABS Facility would be replaced with an asset-backed lending facility pursuant to the Restructuring contemplated by the Term Sheet.

The aggregate commitments under the ABS Facility are currently $325 million, and the letter of credit facility sublimit is $84 million. At December 31, 2010, there was $5.3 million available capacity based on qualifying accounts receivables and certain other provisions under the ABS Facility.

— Financial Covenants

The financial covenants under the ABS facility for minimum consolidated EBITDA, available cash and capital expenditures are consistent with the Credit Agreement’s covenants. See “Credit Agreement—Financial Covenants” above.

On February 28, 2011, we entered into an amendment to the ABS Facility that modified a covenant under the ABS Facility to permit an audit opinion with respect to the Company’s financial statements for the fiscal year ended 2010 that contains a going concern qualification.

As of December 31, 2010, we were in compliance with the covenants of our ABS Facility. Subsequent to December 31, 2010, the Pension Fund Condition was not satisfied by the required date.

— Interest and Fee Deferrals

In connection with Amendment No. 18 to the ABS Facility, we paid fees to the Co-Agents (the “Closing Fees”). The Closing Fees were paid by the Company by the issuance to the Co-Agents (or their designees) of an aggregate of 1.0 million shares of unregistered restricted common stock of the Company of which 0.8 million shares were issued as of June 30, 2010 and the remaining 0.2 million shares were issued on July 22, 2010. To value these shares issued in lieu of cash fees, we completed a fair value analysis and concluded that the value of these shares as of June 30, 2010 was $3.0 million.

Interest and fees under the ABS Facility has been deferred as described below.

In October 2010, we paid the Co-Agents the interest and letter of credit, program and administration fees that were previously deferred, which was approximately $13 million. The portion of the interest and letter of credit, program and administration fees in excess of the interest and fees in place prior to February 12, 2009 began to again be deferred from October 20, 2010 until the Accelerated Deferred Fee Payment Date (as defined below), at which time YRRFC will begin to make cash payments for such interest and fees and prior deferred interest and fees will be due and payable. If the ABS Facility is refinanced by the Accelerated Deferred Fee Payment Date, then YRRFC will not have to pay the interest and letter of credit, program and administration fees that are deferred from October 20, 2010.

The $10 million deferred commitment fee payable in two installments of $5 million on each of March 1, 2011 and April 30, 2011 (each a “Commitment Fee Payment Date”) has been deferred as described below. If a Milestone Failure (as defined in the Credit Agreement) does not occur on or prior to the applicable Commitment Fee Payment Date, then the portion of the commitment fee due on that date will be deferred until the Accelerated Deferred Fee Payment Date (as defined below). However, if the ABS Facility is refinanced, then YRRFC will not have to pay any portion of the deferred commitment fee that is due and payable after the refinance date. In addition, if there is an Accelerated Deferred Fee Payment Date for any reason other than a Milestone Failure, any unpaid portion of the deferred commitment fee will be due and payable. A Milestone Failure has occurred because the Pension Fund Condition was not satisfied by the required date, and, as a result, a $5 million commitment fee will be due and payable on April 30, 2011 unless the Co-Agents agree to defer the due date. However, there can be no assurance that the Co-Agents will agree to defer the due date.

“Accelerated Deferred Fee Payment Date” means the earlier to occur of (i) the Amortization Date (as defined in the ABS Facility) and (ii) the Deferred Payment Termination Date.

“Deferred Payment Termination Date” means the earliest of the occurrence of (i) the earliest to occur of (a) the fifth day following February 28, 2011 (or if such fifth day is not a business day, the next succeeding business day) (as such date may be extended pursuant to the terms of this definition) unless the AIP Condition (as defined in the Credit Agreement) has been satisfied on or prior to February 28, 2011 (or such extended date), (b) the fifth day following April 29, 2011 (or if such fifth day is not a business day, the next succeeding business day) (as such date may be extended pursuant to the terms of this definition) unless the Documentation Condition has been satisfied in a manner acceptable to the Agents on or prior to April 29, 2011 (or such extended date) and (c) the fifth day following the Restructuring Closing Date (or if such fifth day is not a business day, the next succeeding business day) (or, in the case of each of the foregoing clauses (a), (b) and (c), such later date as may be agreed to by the Required Co-Agents and YRRFC, but in no event to be later than December 31, 2011) and (ii) any Deferral Termination Event (as defined in the Credit Agreement). On February 28, 2011, the Co-Agents acknowledged that the Term Sheet satisfies the AIP Condition.

For purposes of the ABS Facility, the dates above may be extended by the Required Co-Agents, but in no event to be later than December 31, 2011. For purposes of the extension of the dates above, “Required Co-Agents” means the Administrative Agent and the Co-Agents (other than the Falcon Agent) for two of the Banks Groups (as defined in the ABS Facility).

YRRFC will pay the Co-Agents an additional $5 million fee the fifth business day following July 22, 2011 if the ABS Facility is not refinanced by that date.

All deferred fees will accrue and be payable on the Accelerated Deferred Fee Payment Date; provided, that, if the advance rate on the ABS Facility exceeds 50% on any business day, all or a portion of deferred fees will be immediately payable in an amount sufficient to reduce the effective advance rate to 50%. Upon the occurrence of a Deferral Suspension Event, the Company will no longer be permitted to defer fees under the ABS Facility; however, previously deferred fees will not become due and payable solely as a result of the occurrence of a Deferral Suspension Event and will be due on the Accelerated Deferred Fee Payment Date.

The ABS Facility provides for a 1% increase in the Default Rate, LIBOR Rate and LMIR (each as defined in the ABS Facility) on each of April 30, 2011 and June 30, 2011. The letter of credit fees will increase by 1% and the program and administrative fees will each increase by 0.5% on each of April 30, 2011 and June 30, 2011 if the ABS Facility is not refinanced by those dates.

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

— Servicer Defaults

A Servicer Default (as defined in the ABS Facility) will occur if, among other things,: (i) the IBT Agreement (as defined below) shall not be in full force and effect; (ii) the Co-Agents do not consent prior to a restructuring of the Company; or (iii) the Required Lenders declare an event of default under the Credit Agreement.

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

Contribution Deferral Agreement

We have entered into a Contribution Deferral Agreement, as amended, with 26 multi-employer pension funds, which provide retirement benefits to certain of our union represented employees, whereby pension contributions originally due to the funds were converted to debt. At December 31, 2010, $139.1 million of deferred contributions were subject to the terms of the Contribution Deferral Agreement. See “Ratification of Labor Agreement Modification” below.

— Amortization and Interest Deferral

The deferred amounts bear interest at the applicable interest rate set forth in the trust documentation that governs each pension fund and range from 4% to 18% as of December 31, 2010.

Outstanding deferred pension payments under the Contribution Deferral Agreement were originally required to be paid to the funds in one payment of $3.6 million in June 2009 with thirty-six equal monthly installments of the remainder payable on the 15th day of each calendar month commencing on January 15, 2010 (each a “CDA Amortization Payment”) and interest payments under the Contribution Deferral Agreement (each a “CDA Interest Payment”) were originally required to be made to the funds in arrears on the fifteenth day of each calendar month. However, all CDA Amortization Payments and CDA Interest Payments have been deferred through the earlier of (i) May 31, 2011 (unless prior to such date the Supermajority Funds (at least 90% of the exposure as defined in the Contribution Deferral Agreement) have agreed to continue deferring the CDA Amortization Payments and CDA Interest Payments) and (ii) the occurrence of a Senior Facility Deferred Payment Termination Date.

“Senior Facility Deferred Payment Termination Date” means the earliest of the occurrence of the earliest to occur of (i) the fifth day following February 28, 2011 (as such date may be extended) unless the AIP Condition has been satisfied on or prior to February 28, 2011 (or such extended date), (ii) the fifth day following April 29, 2011 (as such date may be extended) unless the Documentation Condition has been satisfied on or prior to April 29, 2011 (or such extended date) and (iii) the fifth day following the Restructuring Closing Date (as such date may be extended). If the fifth day following the dates above is not a business day, then the Senior Facility Deferred Termination Date will be the immediately following business day. The dates above may be extended by the Majority Funds (greater than 50% of the exposure as defined in the Contribution Deferral Agreement), but in no event to be later than December 31, 2011.

On February 28, 2011, the Company and certain of its subsidiaries entered into Amendment No. 8 (the “CDA Amendment”) to the Contribution Deferral Agreement. Pursuant to the terms of the CDA Amendment, the Majority Funds acknowledged that the Term Sheet satisfied the AIP Condition.

For purposes of the Contribution Deferral Agreement, the AIP Condition, the Documentation Condition and the Closing Condition have the same meaning as such terms have in the Credit Agreement, except (i) the Documentation Condition does not require further documentation in respect of the ABS Facility and (ii) that the Majority Funds must agree to any extension of the deadline applicable to the Documentation Condition or the Closing Condition.

All deferred amounts will become due and payable on December 31, 2011 unless the Majority Funds accelerate the due date, and no new amounts may be deferred, upon the occurrence of:

•

the earlier of (i) May 31, 2011 (unless prior to such date the Supermajority Funds have agreed to continue deferring the CDA Amortization Payments and CDA Interest Payments) and (ii) the occurrence of a Senior Facility Deferred Payment Termination Date;

•	any Deferral Termination Event under the Credit Agreement;

•	certain events of default; and

•

the amendment, modification, supplementation or alteration of the Credit Agreement that imposes any mandatory prepayment, commitment reduction, additional interest or fee or any other incremental payment to the Lenders under the Credit Agreement unless the pension funds receive a proportionate additional payment in respect of the deferred pension obligations at the time an additional payment to the lenders under the Credit Agreement is required pursuant to the terms of the amendment, modification, supplementation or alteration. Granting of consent by the lenders under the Credit Agreement to permit an asset sale does not by itself trigger the provision described in the prior sentence.

As of December 31, 2010, interest deferred under the Contribution Deferral Agreement was $9.1 million. In addition to the deferred interest, we have also deferred the 2010 monthly payments for amounts originally due under the Contribution Deferral Agreement totaling approximately $46.4 million.

— Liquidity Mandatory Prepayment

The Company is required to prepay obligations under the Contribution Deferral Agreement if Liquidity (as defined in the Contribution Deferral Agreement) is greater than $250 million after deducting any amount due under the Credit Agreement by virtue of the Credit Agreement liquidity mandatory prepayment (as described in the Credit Agreement section above); provided that such prepayment obligation does not arise unless and until the excess Liquidity amount is equal to or greater than $1 million at any time. Under the Contribution Deferral Agreement, the calculation of Liquidity (as defined in the Contribution Deferral Agreement) conforms to the definition of Liquidity in the Credit Agreement except that the Liquidity test under the Contribution Deferral Agreement subtracts any commitment reduction or prepayment under the Credit Agreement.

— Collateral

As part of the Contribution Deferral Agreement, in exchange for the deferral of the contribution obligations, we pledged identified real property to the pension funds so that the pension funds have a first priority security interest in certain of the identified real property and a second priority security interest in other identified real property located throughout the U.S. and Mexico. We are required to prepay the deferred obligations to the extent that we sell any of the first lien property pledged to the pension funds with the net proceeds from the sale. We have made payments of $18.3 million pursuant to such sales to reduce our obligations to the pension funds during both of the years ended December 31, 2010 and 2009.

Ratification of Labor Agreement Modification

On September 24, 2010, we entered into the Agreement for the Restructuring of the YRC Worldwide Inc. Operating Companies and related Term Sheet/Proposal (the “IBT Agreement”) with the Teamsters National Freight Industry Negotiating Committee (“TNFINC”). TNFINC is the committee that the International Brotherhood of Teamsters (the “Teamsters”) has designated to represent the Teamster employees of the Company regarding the IBT Agreement. Our eligible Teamster represented employees ratified the IBT Agreement on October 30, 2010.

Ratification of the IBT Agreement extended the current expiration of the National Master Freight Agreement (“NMFA”), which currently governs labor terms and conditions for most of the Company’s Teamster employees, from March 31, 2013 to March 31, 2015. The IBT Agreement is expected to generate an average of $350 million in annual savings through the end of the extended agreement, assuming projected levels of business, employment and costs during those periods. The IBT Agreement also provides the following:

•

the temporary cessation of the payment of pension contributions to the multi-employer pension funds (the “Funds”) in which the company’s subsidiaries participate would continue through May 31, 2011, at which time the Company’s subsidiaries would contribute to those Funds until the end of the extended term of the NMFA at the rate of 25% of the contribution rate in effect on July 1, 2009. The new pension contribution rate will require the approval of the Funds. See “Risk Factors - Our pension expense and funding obligations could increase significantly and have a material adverse effect on our business, financial condition and results of operations”.

•

wage increases were provided for in 2013 and 2014 during the extended term of the NMFA, but the 15% wage reduction was also extended through the extended term of the NMFA and would apply to the new increases.

•	changes were made in the work rules applicable to the Company’s subsidiaries and made uniform across all regional and job classification supplemental agreements to the NMFA.

•	health and welfare contribution increases were set at 35 cents per hour during each year of the extended term.

•

TNFINC was given the right to approve certain changes of control applicable to the Company. If TNFINC approval is not received, TNFINC may declare the wage, benefit and work rule concessions null and void on a prospective basis.

•	in the event of a bankruptcy of the Company, TNFINC may declare the wage, benefit and work rule concessions null and void.

•	TNFINC would have the right to approve the various transactions comprising the Restructuring of the Company.

•

if TNFINC’s approval is not obtained for a restructuring of the Company, or if TNFINC determines that a restructuring is unlikely to be consummated, TNFINC may declare the wage, benefit and work rule concessions null and void on a prospective basis, and the Company would owe its Teamster employees an amount equal to the concessions that in fact benefited the Company prior to the termination.

•	TNFINC would have significant rights to participate in the restructuring discussions.

•

in deciding whether to give its approval to a restructuring, TNFINC could demand on behalf of Teamster represented employees of the Company’s subsidiaries additional compensation if negotiated performance triggers are met, equity participation, specified terms in the restructuring, specified indebtedness levels resulting from the transactions, governance rights and financial viability criteria.

•	the Company agreed to expand TNFINC’s board participation from one to two board members upon completion of a restructuring that TNFINC approves.

The IBT Agreement, as amended by that certain Certification and Amendment to TNFINC Term Sheet (the “IBT Amendment”) as of December 31, 2010, required the Company (i) on or before March 15, 2011 (the “Documentation Deadline”) to enter into definitive documentation with respect to and (ii) on or before May 13, 2011 (the “Closing Deadline”) to consummate a capital transaction that is acceptable to TNFINC (or, in the case of each of the foregoing clauses (i) and (ii), such later date as TNFINC may agree in its sole discretion).

On February 28, 2011, TNFINC, YRC Inc., USF Holland Inc. and New Penn Motor Express Inc. entered into a Certification and Second Amendment to TNFINC Term Sheet (the “Second IBT Amendment”) to extend (i) the Documentation Deadline to April 29, 2011 and (ii) the Closing Deadline to July 22, 2011 (or, in the case of each of the foregoing clauses (i) and (ii), such later date as TNFINC may agree in its sole discretion) (the “Extension Period”).

Unless TNFINC otherwise agrees, the Extension Period and the wage, work rule and benefit concessions set forth in the IBT Agreement (the “Concessions”) will terminate if any of the following events occur:

•

the Company enters into an effective amendment, modification or waiver to the Credit Agreement without the consent of TNFINC that either (i) grants additional collateral to the lenders under the Credit Agreement or (ii) requires the Company to make incremental payments of interest, fees or principal to the lenders under the Credit Agreement (in the case of (i) and (ii), which was not required by the terms of the Credit Agreement as of December 31, 2010).

•	the lenders under the ABS Facility do not fund the Company’s borrowing requests in accordance with the terms of the ABS Facility and past practice.

•

the occurrence of a material Event of Default (as defined in the Credit Agreement) or a material Servicer Default (as defined in the ABS Facility) that has not been cured or waived under the terms of the Credit Agreement or the ABS Facility, that results in a material adverse action or exercise of remedies by the lenders under the Credit Agreement or the ABS Facility, as applicable, against the Company or its subsidiaries; provided, that TNFINC must give five business days prior written notice to the Company of its election to terminate the extensions.

•	the lenders under the Credit Agreement have demanded payment of principal and interest upon the occurrence of an event of default under the Credit Agreement.

•	the Company’s board of directors authorizes an in-court restructuring for the Company or its subsidiaries or a petition is filed by a third party for an in-court restructuring.

•

the lenders under the Credit Agreement or the ABS Facility have terminated their existing deferral of fees and interest under the Credit Agreement or the ABS Facility; provided that TNFINC must give five business days prior written notice to the Company of its election to terminate the extensions.

In addition, the Extension Period and the Concessions will terminate (i) April 29, 2011 in the event that the Company fails to enter into definitive documentation that is acceptable to TNFINC in its sole discretion by such date or (ii) July 22, 2011 in the event that the Restructuring is not consummated by such date, unless such dates are extended by TNFINC in its sole discretion.

6% Notes

In February 2010, we entered into a note purchase agreement with certain investors pursuant to which the investors agreed to purchase up to $70 million in aggregate principal amount of our 6% Notes. The sale of the 6% Notes was structured to occur in two closings. Pursuant to the note purchase agreement, we sold $49.8 million of the 6% Notes to the investors at the first closing in February 2010 and sold an additional $20.2 million of 6% Notes to the investors in the second closing in August 2010. The proceeds from the first closing were used in April 2010 to satisfy and discharge the Company’s remaining $45 million of outstanding 8  1/2% USF senior notes that were not previously exchanged in the Company’s debt-for-equity exchange offer in December 2009. The proceeds from the second closing were used in August 2010 to repurchase $19.8 million of the Company’s 5.0% net share settled contingent convertible notes due 2023 from holders that exercised their put rights.

The 6% Notes bear interest at 6%, payable in February and August of each year. Interest on the 6% Notes will be paid in cash; provided that the Company is permitted to pay interest on the 6% Notes through the issuance of additional shares of its common stock if the Company and its subsidiaries, collectively, determine in their reasonable judgment that they lack sufficient funds necessary to pay the entire amount of the interest then due and payable on the 6% Notes or is otherwise deferring scheduled payments of interest, commitment fees and letter of credit fees under any of the Credit Agreement or the ABS Facility (provided that the Company and its subsidiaries would be deemed to have sufficient funds to the extent they had available borrowing capacity under such financing facilities or other lines of credit or sources of capital that is permitted to be used for this purpose). The Company is prohibited by the terms of the Credit Agreement from paying cash interest on the 6% Notes during the period the lenders are deferring interest and fee payments and the Company continues to otherwise defer scheduled payments of interest, commitment fees and letter of credit fees under the Credit Agreement. As a result, the Company issued 211,228 shares and 219,191 shares of its common stock in respect of interest payments in August 2010 and February 2011, respectively.

The 6% Notes are convertible, at the note holder’s option, prior to the maturity date into shares of our common stock. The 6% Notes were initially convertible at a conversion price of $10.75 per share, which is equal to a conversion rate of approximately 93 shares per $1,000 principal amount of 6% Notes, subject to certain adjustments. The 6% Notes provide for caps within the second anniversary of the first closing such that any holder and its affiliates is not entitled to convert its 6% Notes to the extent that the holder and its affiliates would hold greater than 4.9% of the then outstanding common stock after such conversion, unless timely waived by the holder. The 6% Notes also provide a cap through stated maturity such that any holder and its affiliates is not entitled to convert its notes to the extent that the holder and its affiliates would own greater than 9.9% of the voting power of our stock. Beginning on February 23, 2012, we may convert the 6% Notes pursuant to a mandatory conversion into shares of our common stock if the market price of our common stock meets certain thresholds.

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

On August 2, 2010, we entered into a letter agreement (the “Letter Agreement”) with the investors to facilitate the issuance of the remaining $20.2 million of 6% Notes in the second closing. Pursuant to the Letter Agreement, we temporarily increased the conversion rate under the 6% Note indenture on the date of the second closing for a period of 20 days to 4,000 shares of our common stock per $1,000 in principal amount of 6% Notes (the “Adjusted Conversion Rate”). This had the effect of reducing the conversion price to $0.25 per share. Using this Adjusted Conversion Rate, the investors converted $590,000 of principal amount of their 6% Notes into an aggregate of 2,360,000 shares of our common stock. The 2,360,000 shares of common stock did not include any common stock to be issued to holders of 6% Notes in respect of interest on the 6% Notes that we paid on August 16, 2010 (in respect of the August 15th interest payment date set forth in the 6% Notes). Immediately following the 20-day period, the conversion rate reverted back to the initial conversion rate of approximately 93 shares of common stock per $1,000 in principal amount of the 6% Notes).

The 6% Notes indenture provides that the maximum number of shares of our common stock that can be issued in respect of the 6% Notes upon conversion or with respect to the payment of interest or in connection with the make whole premium or otherwise shall be limited to 8,075,200 shares of common stock for $70 million in aggregate principal amount of the 6% Notes, subject to certain adjustments. If the limit is reached, no holder is entitled to any other consideration on account of shares not issued. This limitation terminates if the holders of our common stock approve the termination of this limitation. As of March 14, 2011, a maximum of 5,284,781 shares of the Company’s common stock would be available for future issuances in respect of the 6% Notes. Such limitation on the number of shares of common stock issuable in respect of the 6% Notes applies on a pro rata basis to the approximately $69.4 million in aggregate principal amount of outstanding 6% Notes.

At Market Issuance Sales Agreement

On May 3, 2010, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with Wm Smith & Co and McNicoll, Lewis & Vlak LLC (the “Sales Agents”), under which we may sell up to the amount available for offer and sale under the currently effective Registration Statement on Form S-3 (Registration No. 333-159355) (the “Registration Statement”) of our common stock from time to time through the Sales Agents. The Registration Statement permits the issuance, from time to time, by us of shares of the Company’s common stock, preferred stock and warrants up to an aggregate initial offering price not to exceed $200 million. The Sales Agents may sell the common stock by any method permitted by law deemed to be an ‘at the market’ offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on the NASDAQ Global Select Market, on any other existing trading market for the common stock or to or through a market maker. The Sales Agents may also sell the common stock in privately negotiated transactions, subject to our approval. The compensation to the Sales Agents for sales of common stock sold pursuant to the Sales Agreement is an aggregate of 3.0% of the gross proceeds of the sales price of common stock sold with respect to the first $25.0 million of gross proceeds and an aggregate of 2.0% of the gross proceeds with respect to gross proceeds in excess of that amount.

The Sales Agreement will terminate on the earliest of (i) the sale of all of the common stock subject to the Sales Agreement, or (ii) termination of the Sales Agreement by the Company or the Sales Agents. Either Sales Agent may terminate the Sales Agreement as to itself at any time in certain circumstances, including the occurrence of a material adverse change that, in such Sales Agent’s judgment, may impair its ability to sell the common stock, or a suspension or limitation of trading of the Company’s common stock on NASDAQ the Global Select Market. We may terminate the Sales Agreement at any time upon five days prior notice while either Sales Agent may terminate the Sales Agreement as to itself at any time upon five days prior notice. The Sales Agreement contains customary representations, warranties and covenants.

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

During the three months ended June 30, 2010, we completed the sale of 1.8 million shares for net proceeds of $15.4 million as part of our at the market offerings. No additional at the market transactions were completed during the remainder of 2010. We used the proceeds for general corporate purposes. Our Credit Agreement allowed us to retain the net cash proceeds from the issuance of equity pursuant to the Sales Agreement in 2010 without having to use the net cash proceeds to make a mandatory prepayment under the Credit Agreement. Any net cash proceeds we may receive from future issuances of equity pursuant to the Sales Agreement would be subject to the mandatory prepayment requirements under the Credit Agreement.

Sale of YRC Logistics

In June 2010, we entered into an Equity Interest Purchase Agreement (the “Agreement”) with CEG Holdings, Inc. (now known as MIQ Holdings, Inc.) (“CEG”), a subsidiary of Austin Ventures to sell YRC Logistics for an aggregate of approximately $37.0 million in cash. On August 13, 2010, the Company and CEG, held the initial closing of the transactions contemplated by the Agreement. At the initial closing, CEG paid the Company approximately $33.6 million, which included $31.9 million of the purchase price and approximately $1.6 million for retained insurance claims. Approximately $2.3 million of the purchase price was deposited into an escrow account for subsequent closings of foreign subsidiaries and approximately $2.8 million of the purchase price was deposited into an escrow account (one-half of which will be held for 12 months and one-half will be held for 18 months) to satisfy certain indemnification claims by CEG that may arise. Following the initial closing, a succession of delayed closings and payments occurred to transfer certain foreign subsidiaries to CEG as required regulatory approvals and licensing transfers in foreign jurisdictions were obtained and we received an additional $1.9 million in cash proceeds. As of December 31, 2010 and March 14, 2011, one delayed closing remained for a total purchase price of $0.4 million. We collected an additional $11.9 million in cash proceeds during the fourth quarter of 2010 related to the final working capital adjustment agreed on between the Company and CEG.

Lease Financing Transactions

During 2010 and 2009, we received approximately $45 million and $315.5 million, respectively, in net cash proceeds from lease financing transactions with various parties. The underlying transactions included providing title of certain real estate assets to the issuer in exchange for agreed upon proceeds; however, the transactions did not meet the accounting definition of a “sale leaseback” and as such, the assets remain on our balance sheet and long-term debt (titled Lease Financing Obligations) is reflected on our balance sheet in the amount of the proceeds. We are required to make monthly lease payments, which are recorded as principal and interest payments under these arrangements, generally over a term of ten years, with effective interest rates ranging from 10% to 18.4%.

The Credit Agreement requires any net cash proceeds from real estate asset sales (other than sales of real estate on which the pension funds have a first priority security interest under the Contribution Deferral Agreement) received on or after January 1, 2009 to be applied as follows:

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

During 2010, the Company exceeded $300 million in net cash proceeds for real estate asset sales and as of December 31, 2010, the Company had received approximately $382.2 million of net cash proceeds from real estate assets sales subject to the above prepayment requirements.

EXISTING LIQUIDITY POSITION

The following table provides details of the outstanding components and unused available (deficit) capacity under the Credit Agreement and ABS Facility (each, as defined below) at December 31, 2010 and 2009:

(in millions)	December 31, 2010	December 31, 2009
Capacity:
Revolving loan	$713.7	$950.0
ABS Facility	325.0	400.0

Total maximum capacity	1,038.7	1,350.0

Amounts outstanding:
Revolving loan	(142.9)	(329.1)
Letters of credit (12/31/10: $454.5 revolver; $61.2 ABS Facility)	(515.7)	(538.3)
ABS Facility borrowings	(122.8)	(146.3)

Total outstanding	(781.4)	(1,013.7)

ABS borrowing base restrictions	(135.7)	(178.2)
Restricted revolver reserves	(70.9)	(159.8)

Total restricted capacity	(206.6)	(338.0)

Unrestricted unused capacity (deficit) (12/31/10: $45.4 revolver; $5.3 ABS Facility)	$50.7	$(1.7)

As we sold certain assets, we used the net cash proceeds to pay down the outstanding revolving loan balance. The Credit Agreement provides that we increase the revolver reserves with a certain accumulated portion of those proceeds, which amount reduces our availability under the revolver by the same portion of those proceeds unless certain conditions to access and use revolver reserves for our liquidity needs are satisfied. As a result of this provision, the available capacity of our revolver was reduced by $70.9 million and $159.8 million at December 31, 2010 and 2009, respectively. After considering the revolver reserve amount of $70.9 million and outstanding usage, there was $45.4 million of unrestricted unused available capacity under the revolving loan at December 31, 2010. From January 1, 2011 to February 28, 2011, we have drawn down and utilized letters of credit of $40.4 million related to our revolver and as of February 28, 2011 our unrestricted unused available capacity is $0.6 million.

The ABS Facility provides capacity of up to $325 million based on qualifying accounts receivable of the Company and certain other provisions. At December 31, 2010, such provisions supported available capacity under the ABS Facility of $189.3 million. Considering these provision and outstanding usage, we had unrestricted unused capacity of $5.3 million at December 31, 2010. From January 1, 2011 to February 28, 2011, our ABS borrowing base increased to $211.3 million due to increased revenues and receivables. We have drawn down and utilized letters of credit of $20.0 million related to our ABS Facility and as of February 28, 2011 our unrestricted unused available capacity is $7.3 million.

Risks and Uncertainties Regarding Future Liquidity

In light of our recent operating results, we have satisfied our short term liquidity needs through a combination of borrowings under our credit facilities, retained proceeds from asset sales, sale/leaseback financing transactions, issuances of our common stock and 6% Notes and an income tax refund from the IRS. In an effort to further manage liquidity, we have also instituted the deferral of principal and interest payments under the Contribution Deferral Agreement, certain interest and fees due under our Credit Agreement and ABS Facility, and we have received the benefit of wage reductions and other concessions from the modified NMFA (including prior modifications to the NMFA) including continued temporary cessation of pension contributions to multi-employer pension funds. Throughout 2010 we reviewed and into 2011 we continue to review the strategic and financing alternatives available to us and retained legal and financial advisors to assist us in this regard.

As described above, on February 28, 2011, we and the other Consenting Parties reached a non-binding agreement in principle in the form of a term sheet entitled “Summary of Principal Terms of Proposed Restructuring” setting forth the material terms of our potential Restructuring. The Restructuring is intended to improve our balance sheet and our liquidity with which to operate and grow our business and to position us to achieve long-term success for the benefit of our customers, employees, creditors and stockholders. The Term Sheet, by its terms, is not legally binding on us or any of the Consenting Parties nor is it a comprehensive list of all relevant terms and conditions of the Restructuring. The terms of any definitive agreements regarding a Restructuring may contain terms different than those contained in the Term Sheet.

A Milestone Failure has occurred because the Pension Fund Condition required we obtain, by March 10, 2011, the nonbinding agreement (on terms and conditions acceptable to Company, the Agent, the Steering Group Majority and TNFINC) of the Majority

Funds (at least a majority of exposure as defined in the Contribution Deferral Agreement) to the terms of the Term Sheet (subject to the conditions included in the Term Sheet as applied to the Funds) was not satisfied by the required date, and, as a result, the Required Lenders have the right, but not the obligation, to declare an event of default under the Credit Agreement. The Required Lenders have not indicated that they intend to declare an event of default under the Credit Agreement, and we are continuing to work with the parties to satisfy the Documentation Condition. As of March 14, 2011, the Agent does not recommend declaring an event of default at this time in respect of the Milestone Failure. We cannot provide any assurance that the Required Lenders will not declare an event of default under the Credit Agreement. If the Required Lenders declare an event of default under the Credit Agreement, we anticipate that we would seek protection under the Bankruptcy Code.

Unless and until definitive written agreements with respect to the Restructuring have been executed and delivered, neither we nor any of the other Consenting Parties will be under any legal obligation of any kind whatsoever with respect to the Restructuring. The Restructuring affects significant constituents who have not participated in the negotiation of the Term Sheet and who have not agreed to the Term Sheet, and as a result, certain of the terms set forth therein may change. Significant third-party approvals are required to support and complete the Restructuring on an out-of-court basis, including by lenders under the Credit Agreement and ABS Facility, TNFINC, the multi-employer pension funds and the holders of our current convertible notes. The completion of any out-of-court restructuring may also require an amendment to our certificate of incorporation that would need to be approved by our stockholders and any restructuring may require legislative changes to current law or other satisfactory action or arrangements to enable or facilitate approval by certain of the pension funds. The Restructuring is also subject to significant milestone completion conditions, including those set forth below, as is further described above.

In addition to the Pension Fund Condition, other significant milestones and conditions for our Restructuring and the continuation of deferrals under the Credit Agreement, ABS Facility and Contribution Deferral Agreement and the continuation of cost savings under our labor agreements include, but are not limited to:

•

the Documentation Condition, the deadline for each document required to effectuate our Restructuring to be in final form and acceptable to the Consenting Parties on or before April 29, 2011 (or such later date approved by the Supermajority Lenders (as defined in the Credit Agreement) but not later than December 31, 2011); and

•	the Closing Condition, the deadline for the Restructuring to be effectuated and closed by July 22, 2011 (or such later date approved by the Supermajority Lenders but not later than December 31, 2011).

To continue to have sufficient liquidity to meet our cash flow requirements prior to completion of the Restructuring and through the remainder of 2011:

•	we must implement our proposed Restructuring within the milestone conditions as currently set forth in the AIP

•	our operating results must continue to stabilize or recover quarter-over-quarter and shipping volumes must continue to stabilize or recover quarter-over-quarter;

•	we must continue to have access to our credit facilities;

•	we must continue to defer payment of:

•	interest and fees to our lenders under the Credit Agreement

•	interest and facility fees to purchasers of our accounts receivable pursuant to the ABS Facility

•

interest and principal to our pension funds pursuant to the Contribution Deferral Agreement, in each case through the completion of the Restructuring and thereafter pursuant to the final terms of the Restructuring, as applicable;

•	the cost savings under our labor agreements, including wage reductions, temporary cessation of multi-employer pension fund contributions and savings due to work rule changes, must continue;

•	the multi-employer pension funds must allow the Company’s subsidiaries to re-enter the plans at the reduced contribution rate pursuant to the terms of the IBT Agreement;

•	we must complete real estate sale transactions currently under contract as anticipated; and

•	we must continue to implement and realize substantial cost savings measures to match our costs with business levels and to continue to become more efficient.

Some or all of these factors are beyond our control and as such we anticipate that we will continue to face risks and uncertainties regarding our short and medium-term liquidity. We cannot provide you with any assurances that we will reach agreement on the definitive terms of any restructuring. We cannot provide you with any assurances that the terms of any definitive agreements regarding a restructuring will not contain terms substantially and materially different that those described in this report. The Restructuring is also subject to the lack of unexpected or adverse litigation results. We cannot provide you with any assurances that any restructuring can be completed out-of-court or whether we will be required to implement the Restructuring under the supervision of a bankruptcy court, in which event, we cannot provide you with any assurances that the terms of any such restructuring will not be substantially and materially different from those described in this report or that an effort to implement an in-court restructuring would be successful.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The uncertainty regarding the Company’s ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about the Company’s ability to continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future). Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to fund our operations through operating cash flows, existing credit facilities, sales of non-strategic assets and business lines and other capital market transactions, we would consider in court and out of court restructuring alternatives.

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

We have substantial debt and, as a result, significant debt service obligations. As of December 31, 2010, we had approximately $1.1 billion of secured indebtedness outstanding. We are deferring payment of (i) interest and fees to our lenders under the Credit Agreement, (ii) interest and facility fees to purchasers of our accounts receivable pursuant to the ABS Facility, and (iii) interest and principal to the multi-employer pension funds pursuant to the Contribution Deferral Agreement, and we are receiving the benefit of wage reductions and other concessions from the modified NMFA including continued temporary cessation of pension contributions to the multi-employer pension funds. As of December 31, 2010, the amounts deferred under the Credit Agreement, the ABS Facility and the Contribution Deferral Agreement were approximately $128.1 million, $17.7 million and $55.5 million respectively. As of December 31, 2010, the amount of benefit of the wage reductions and other concessions realized under the modified NMFA (including prior modifications to the NMFA) was approximately $1 billion. In the event the conditions and cross-conditions under the Credit Agreement, the ABS Facility, the Contribution Deferral Agreement and the modified NMFA are not satisfied, and the Restructuring is not completed, the amounts deferred and the benefits realized under such agreements could become payable or reimbursable, as applicable. If we do not complete the Restructuring, is very unlikely we will be able to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness and other obligations when due. In such an event, we would likely be required to reorganize under Chapter 11 or liquidate under Chapter 7 of the Bankruptcy Code.

Additional risks regarding our liquidity in 2011 if our current deferral arrangements are not extended beyond their current expected expiration dates are described in Item 1A – Risk Factors in this report.

Forward-Looking Statements in “Liquidity”

Our beliefs regarding liquidity sufficiency are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Forward-looking statements are indicated by words such as “should,” “could,” “may,” “expect,” “believe,” “estimate” and other similar words. Our actual liquidity may differ from our projected liquidity based on a number of factors, including those listed in “—Risks and Uncertainties regarding Future Liquidity”.

Contingent Convertible Notes

The balance sheet classification of our contingent convertible notes between short-term and long-term is dependent upon certain conversion triggers, as defined in the applicable indentures. The contingent convertible notes include a provision whereby the note holder can require immediate conversion of the notes if, among other reasons, the credit rating on the contingent convertible notes assigned by Moody’s is lower than B2. At December 31, 2010 and December 31, 2009, the conversion trigger was met, and accordingly, the contingent convertible notes have been classified as a short-term liability in the accompanying consolidated balance sheets. Based upon this particular conversion right and based upon an assumed market price of our stock of $2.50 per share, our aggregate obligation for full satisfaction of the $1.9 million par value of contingent convertible notes would require cash payments of a nominal amount.

Cash Flow Measurements

We use free cash flow as a measurement to determine the cash flow available to fund strategic capital allocation alternatives and nondiscretionary expenditures including debt service requirements. Free cash flow indicates cash available to fund additional capital expenditures, to reduce outstanding debt (including current maturities), or to invest in growth strategies. This measurement is used for internal management purposes and should not be construed as a better measurement than net cash from operating activities as defined by generally accepted accounting principles.

The following table illustrates our calculation for determining free cash flow for the years ended December 31:

(in millions)	2010	2009	2008

Net cash (used in) provided by operating activities	$1.1	$(378.3)	$219.8
Acquisition of property and equipment	(19.6)	(37.3)	(162.3)
Proceeds from disposal of property and equipment	85.7	133.1	127.6

Net property and equipment (additions) proceeds	66.1	95.8	(34.7)
Proceeds from disposition of an affiliate	34.3	31.9	—
Investment in affiliate	—	—	(46.1)
Proceeds from stock options	—	—	0.1

Free cash flow	$101.5	$(250.6)	$139.1

Operating cash flows increased $379.4 million during the year ended December 31, 2010 versus the same period in 2009. The increase in cash from operations was largely due to a reduced operating loss, deferred interest and the receipt of an $82.4 million income tax refund in February 2010. Operating cash flows used by our discontinued operations were $23.9 million for the year ended December 31, 2010 versus cash provided by discontinued operations of $21.4 million for the same period in 2009. This decrease is mainly attributable to working capital changes. Operating cash flows were also favorably impacted by the deferral of certain fee and interest payments under our debt and financing obligations of $93.2 million and $31.3 million for the year ended December 31, 2010 and 2009, respectively. Operating cash flows also exclude $4.4 million and $171.4 million for the year ended December 31, 2010 and 2009, respectively, of pension expense charges that were converted to long-term debt of which a portion has been paid through asset sale proceeds. Absent these deferrals and this conversion, cash used in operating activities would have increased by these same amounts.

Operating cash flows deteriorated during the year ended December 31, 2009 as compared to 2008, and were impacted by the reduction of general business volumes in 2009 and a higher operating loss. The 2009 operating cash activities also exclude the benefit of approximately $171.4 million of pension expense charges that were converted to long-term debt. Absent this conversion, 2009 cash used by operating activities would have been increased by this same amount.

In 2010, net proceeds from property and equipment decreased by $29.7 million compared to 2009. Gross property and equipment additions for 2010 were $19.6 million versus $37.3 million for 2009 with the decrease primarily due to a strategic decision to reduce overall capital expenditures. Revenue equipment purchases of $15.2 million were down slightly in 2010 from 2009 due to an overall reduction in purchases. Proceeds on land and structure sales in 2010 were $56.5 million versus $102.9 million in 2009 as we sold excess properties resulting primarily from our network integration efforts. See a more detailed discussion of 2010, 2009 and 2008 activity below in “Capital Expenditures”.

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

Other than the property and equipment activity discussed above, investing activities in 2010 included $34.3 million of cash proceeds received from the sale of YRC Logistics to CEG Holdings Inc. (now known as MIQ Holdings) and in 2009 included $31.9 million of cash proceeds received from the sale of the Dedicated Fleet division of YRC Logistics to Greatwide Dedicated Transport and finally in 2008 included $46.1 million for cash used to purchase a 65% equity interest in Shanghai Jiayu Logistics Co., Ltd.

Net cash used by financing activities for 2010 was $61.5 million versus cash provided by financing activities of $16.7 million for 2009. The 2010 activity is a result of a $23.5 million paydown on the ABS facility, a $30.0 net repayment of other debt, $18.6 million of debt issuance costs and $17.3 million of equity issuance costs offset by $15.9 million in at the market stock issuance of common stock and $12.0 million of stock issued for the 6% Notes. The 2009 activity is a result of an $83.5 million increase in total debt due to the addition of our lease financing obligations and pension deferral obligations, offset by $60.9 million of debt issuance costs related to the modification of our Credit Agreement and $6.0 million of equity issuance costs related to the debt-for-equity exchange we completed in December 2009. The 2008 activity is a result of a $145.6 million increase in total debt, offset by $11.4 million of debt issuance costs related to the modification and expansion of our Credit Agreement.

Capital Expenditures (Proceeds)

Our capital expenditures focus primarily on revenue equipment replacement, land and structures and investments in information technology. As reflected on our consolidated balance sheets, our business is capital intensive with significant investments in service center facilities and a fleet of tractors and trailers. We determine the amount and timing of capital expenditures based on numerous factors, including anticipated growth, economic conditions, new or expanded services, regulatory actions and availability of financing.

The table below summarizes our actual net capital expenditures (proceeds) by type and investments for the years ended December 31:

(in millions)	2010	2009	2008

Revenue equipment, net	$(15.7)	$(8.6)	$68.5
Land, structures and technology, net	(50.4)	(87.2)	(33.8)

Total net capital (proceeds) expenditures	(66.1)	(95.8)	34.7
Acquisition of companies and affiliates	—	—	46.1
Disposition of an affiliate	(34.3)	(31.9)	—

Total	$(100.4)	$(127.7)	$80.8

During 2010, we curtailed our overall capital expenditures and continued to downsize our fleet and were able to generate net proceeds from the sale of revenue equipment of $15.7 million. In 2009, as a result of the March 2009 National Transportation integration, we were able to dispose of a sizeable portion of our older revenue equipment units and generated net proceeds of $8.6 million. This amount includes $16.9 million of capital expenditures for necessary replacement equipment. In 2008, we elected to lease new revenue equipment under $87.1 million of operating leases. Proceeds on land sales, primarily excess properties, in 2010 were $56.5 million versus $102.9 million in 2009 and $110.8 million in 2008. Our 2010 technology expenditures decreased $5.1 million versus 2009 as we continue to focus our information technology efforts on improvement of our current technology which is not capitalizable. Our 2009 technology expenditures decreased $31.9 million versus 2008 as we changed our information technology efforts from building new tools to data migration related to the National Transportation integration, the costs of which were expensed.

Our expectation regarding our ability to fund capital expenditures out of existing financing facilities and cash flow is only our forecast regarding this matter. This forecast may be substantially different from actual results. In addition to the factors previously described in “Liquidity – Risks and Uncertainties Regarding Liquidity”, the introduction to “Part I” and the risk factors listed in “Item 1A” of this report, the following factors could affect levels of capital expenditures: the accuracy of our estimates regarding our spending requirements; changes in our strategic direction; the need to spend additional capital on cost reduction opportunities; the need to replace any unanticipated losses in capital assets and our ability to dispose of excess real estate at our anticipated sales price. In addition, our credit facilities contain provisions that restrict our level of capital expenditures.

Non-union Pension Obligations

We provide defined benefit pension plans for certain employees not covered by collective bargaining agreements. The two largest plans are the qualified plans for Yellow Transportation and Roadway (which were merged to form YRC Inc.). The Yellow Transportation and Roadway qualified plans cover approximately 14,000 employees including those currently receiving benefits and those who have left the company with deferred benefits. On January 1, 2004, the existing qualified benefit plans were closed to new participants. On July 1, 2008, benefits for all participants were frozen.

The Pension Relief Act of 2010 allowed eligible plan sponsors to extend its amortization period for pension losses. Effective January 2011, we formally elected the “2 plus 7” amortization schedule for the 2009 and 2010 plan years. Based on this election, we intend to make the required minimum contributions to the plans.

During 2010 our pension expense was $17.2 million and our cash funding was $14.0 million. Using our current plan assumptions, which include an assumed 7.00% return on assets and a discount rate of 5.79%, we expect to record expense of $29.9 million for the year ended December 31, 2011. Additionally, we expect our cash funding for all YRC Inc. sponsored pension plans to be as follows:

(in millions)	Cash Funding
2011 Expected	$30.4
2012 Expected	90.5
2013 Expected	117.3
2014 Expected	102.1
2015 Expected	90.5

If actual asset returns fall short of the 7.00% assumption by 1% per year, total cash funding would be $10.3 million higher over the next five years. If actual asset returns outperform the 7.00% assumption by 1% per year, total cash funding would be $10.3 million lower over the next five years. In addition, if interest rates decrease 25 basis points from January 1, 2011 levels, total cash funding would be $23.4 million higher over the next five years and if interest rates increase 25 basis points from January 1, 2011 levels, total cash funding would be $23.4 million lower over the next five years.

The above discussion includes forward-looking statements as indicated by “expect” and “estimate” and the actual results may be materially different. Factors that affect these results include actual return on plan assets and discount rate changes among others.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of December 31, 2010. Most of these obligations and commitments have been discussed in detail either in the preceding paragraphs or the notes to the financial statements. The tables do not include expected pension funding as disclosed separately in the previous section.

Contractual Cash Obligations

	Payments Due by Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Balance sheet obligations:(a)
ABS borrowings	$135.0	$—	$—	$—	$135.0
Deferred interest and fees for the ABS Facility (b)	17.7	—	—	—	17.7
Long-term debt including interest(c)	44.2	511.8	—	—	556.0
Deferred interest and fees for the Credit Agreement	128.1	—	—	—	128.1
Lease financing obligations	42.0	87.8	91.7	194.9	416.4	(d)
Pension deferral obligations including interest	99.5	47.8	—	—	147.3
Deferred interest and fees for pension obligations	9.1	—	—	—	9.1
Workers’ compensation, property damage and liability claims obligations	147.0	165.4	76.6	159.7	548.7
Off balance sheet obligations:
Operating leases	61.8	57.3	20.5	18.0	157.6
Capital expenditures	22.7	—	—	—	22.7

Total contractual obligations	$707.1	$870.1	$188.8	$372.6	$2,138.6

(a)	Total liabilities for unrecognized tax benefits as of December 31, 2010, were $45.1 million and are classified on the Company’s consolidated balance sheet within “Other Current and Accrued Liabilities”.
(b)	The $17.7 million of deferred interest and fees for the ABS Facility includes $15.0 million of deferred commitment fees previously discussed in “Liquidity”.
(c)	Long-term debt maturities are reflected by contractual maturity for all obligations other than the contingent convertible senior notes which have a par value of $1.9 million. These notes are instead presented based on the earliest possible redemption date defined as the first date on which the note holders have the option to require us to purchase their notes at par. At December 31, 2010, these notes are convertible for cash payment of a nominal amount based on an assumed market price of $2.50 per share for our common stock. Should the note holders elect to exercise the conversion options, cash payments would be less than those presented in the table above. See the discussion in “Liquidity” of this noteholder put right.
(d)	The $416.4 million of lease financing obligation payments represent interest payments of $329.9 million and principal payments of $86.5 million.

Although the Credit Agreement and a substantial portion of the Company’s indebtedness is classified as noncurrent ($837.3 million) at December 31, 2010, that indebtedness is expected to be reclassified to a current liability because the Required Lenders have the right, but not the obligation, to declare an event of default and cause all of the indebtedness under the Credit Agreement to become immediately due and payable, which could cause other indebtedness of the Company to also become immediately due and payable.

During the year ended December 31, 2010, we entered into no new operating leases for revenue equipment. We expect in the ordinary course of business that our operating leases will be renewed or replaced as they expire. Our ability to renew or replace these operating leases is dependent upon our credit quality at the time of renewal or replacement. The leases generally provide for fixed and escalating rentals and contingent escalating rentals based on the Consumer Price Index not to exceed certain specified amounts. We record rent expense for our operating leases on a straight-line basis over the base term of the lease agreements. In many cases our subsidiaries enter into leases and a parent guarantee is issued. The maximum amount of undiscounted future payments under the guarantee are the same as the contractual cash obligations disclosed above.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Unused lines of credit:
ABS Facility	$5.3	$—	$—	$—	$5.3
Credit Agreement (a)	—	116.3	—	—	116.3
Letters of credit	515.7	—	—	—	515.7
Surety bonds	101.5	—	—	—	101.5

Total commercial commitments	$622.5	$116.3	$—	$—	$738.8

(a)	The unused line of credit for the Credit Agreement excludes the impact of the restricted revolver reserves of $70.9

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

Shipments in Transit

We assign pricing to bills of lading at the time of shipment based primarily on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. For shipments in transit, National Transportation, Regional Transportation and Truckload record revenue based on the percentage of service completed as of the period end and accrue delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. Standard transit days are defined as our published service days between origin zip code and destination zip code. Based on historical cost and engineering studies, certain percentages of revenue are determined to be earned during each stage of the shipment cycle, such as initial pick up, long distance transportation, intermediate transfer and customer delivery. Using standard transit times, we analyze each shipment in transit at a particular period end to determine what stage the shipment is in. We apply that stage’s percentage of revenue earned factor to the rated revenue for that shipment to determine the revenue dollars earned by that shipment in the current period. The total revenue earned is accumulated for all shipments in transit at a particular period end and recorded as operating revenue. Management believes this provides a reasonable estimation of the portion of in transit revenue actually earned.

Rerate Reserves

At various points throughout our customer invoicing process, incorrect ratings (ie. prices) could be identified based on many factors, including weight verifications or updated customer discounts. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. We accrue a reserve for rerating based on historical trends. At December 31, 2010 and 2009, our financial statements included a rerate reserve as a reduction to “Accounts Receivable” of $19.0 million and $27.9 million, respectively. The decrease in the rerate reserve from 2009 to 2010 was primarily due to the fact that in 2009 we experienced higher than normal revenue adjustments as a result of the 2009 YRC network change and related impact on the billing process. This process has improved in 2010 and we are once again experiencing our historical rerating trends.

Uncollectible Accounts

We record an allowance for doubtful accounts primarily based on historical uncollectible amounts. We also take into account known factors surrounding specific customers and overall collection trends. Our process involves performing ongoing credit evaluations of customers, including the market in which they operate and the overall economic conditions. We continually review historical trends and make adjustments to the allowance for doubtful accounts as appropriate. Our allowance for doubtful accounts, excluding our discontinued operation, totaled $14.5 million and $32.0 million as of December 31, 2010 and 2009, respectively, and reflects a decrease in our provision due to improvements in our revenue management process and fewer bankruptcies in our customer base.

Claims and Self-Insurance

We are self-insured up to certain limits for workers’ compensation, cargo loss and damage, property damage and liability claims. We measure the liabilities associated with workers’ compensation and property damage and liability claims primarily through actuarial methods performed by an independent third party. Actuarial methods include estimates for the undiscounted liability for claims reported, for claims incurred but not reported and for certain future administrative costs. These estimates are based on historical loss experience and judgments about the present and expected levels of costs per claim and the time required to settle claims. The effect of future inflation for costs is considered in the actuarial analysis. Actual claims may vary from these estimates due to a number of factors, including but not limited to, accident frequency and severity, claims management, changes in healthcare costs and overall economic conditions. We discount the actuarial calculations of claims liabilities for each calendar year to present value based on the average U.S. Treasury rate, during the calendar year of occurrence, for maturities that match the initial expected payout of the liabilities. As of December 31, 2010 and 2009, we had $515.2 million and $536.8 million accrued for claims and insurance, respectively. The decreased reserve in 2010 is due to increased payments in both workers’ compensation claims and liability claims. The claims and insurance liabilities for YRC Logistics, which is included in our discontinued operations, were not assumed by the third party buyer and therefore are still included in our outstanding liabilities.

Pension

Effective July 1, 2008, YRC Worldwide froze its qualified and nonqualified defined benefit pension plans for all participating employees not covered by collective bargaining agreements. Given the frozen status of the plans, the key estimates in determining pension cost are return on plan assets and discount rate, each of which are discussed below.

Return on Plan Assets

The assumption for expected return on plan assets represents a long-term assumption of our portfolio performance that can impact our pension expense. With $626 million of plan assets for the YRC Worldwide funded pension plans, a 100-basis-point decrease in the assumption for expected rate of return on assets would increase annual pension expense by approximately $6.1 million and would have no effect on the underfunded pension liability reflected on the balance sheet.

We believe our 2011 expected rate of return of 7.0% is appropriate based on our investment portfolio as well as a review of other objective indices. Although plan investments are subject to short-term market volatility, we believe they are well diversified and closely managed. Our asset allocation as of December 31, 2010 consisted of 23% equities, 48% in debt securities, 26% in absolute return investments, and 3% in interest bearing accounts and as of December 31, 2009 consisted of 61% equities, 32% in debt securities and 7% in absolute return investments. The 2010 allocation is consistent with the current long-term target asset allocation for the plans which is 10-50% for equities, 25-70% for debt securities and 12-50% for absolute return investments. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately. Refer to our discussion of “Nonunion Pension Obligations” under the “Financial Condition” section for details of actual and anticipated pension charges.

Discount Rate

The discount rate refers to the interest rate used to discount the estimated future benefit payments to their present value, also referred to as the benefit obligation. The discount rate allows us to estimate what it would cost to settle the pension obligations as of the measurement date, December 31, and impacts the following year’s pension cost. We determine the discount rate by selecting a portfolio of high quality noncallable bonds such that the coupons and maturities exceed our expected benefit payments.

Although the discount rate used requires little judgment, changes in the discount rate can significantly impact our pension cost. For example, a 25-basis-point decrease in our discount rate would increase our underfunded pension liability reflected in shareholders’

equity by approximately $30.2 million, net of tax. That same change would have a smaller impact on our annual pension expense, which would increase by approximately $0.1 million. Changes in the discount rate do not have a direct impact on cash funding requirements. The discount rate can fluctuate considerably over periods depending on overall economic conditions that impact long-term corporate bond yields. At December 31, 2010 and 2009, we used a discount rate to determine benefit obligations of 5.79% and 6.15%, respectively.

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

As of year end 2010, the pension plans have net losses of $353.0 million and a projected benefit obligation of $1,071.5 million. The average remaining life expectancy of plan participants is approximately 27 years. For 2011, we expect to amortize approximately $9.0 million of the net loss. The comparable amortization amounts for 2010 and 2009 were $5.9 million and $3.9 million, respectively.

Multi-Employer Pension Plans

YRC Inc., New Penn, Holland and Reddaway have contributed to approximately 37 separate multi-employer pension plans for employees that our collective bargaining agreements cover (approximately 75% of total YRC Worldwide employees). The pension plans provide defined benefits to retired participants.

We do not directly manage multi-employer plans. Trustees, half of whom the respective union appoints and half of whom various contributing employers appoint, manage the trusts covering these plans.

Our labor agreements with the unions determine the amount of our contributions to these plans. We recognize as net pension expense the contractually required contribution for the period and recognize as a liability any contributions due and unpaid.

From January to August 2009, we deferred payment of certain of our contributions to multi-employer pension funds. These deferred payments have been expensed and the liability recorded as either debt or deferred contribution obligations. See “Liquidity – Contribution Deferral Agreement”. From August 2009 through May 2011, our obligations to make certain multi-employer pension contributions under certain of our collective bargaining agreements have been temporarily ceased, so no expense is required to be recognized. See “Liquidity – Ratification of Labor Agreement Modification.”

In 2006, the Pension Protection Act became law and modified both the Internal Revenue Code (as amended, the “Code”) as it applies to multi-employer pension plans and the Employment Retirement Income Security Act of 1974 (as amended, “ERISA”). The Code and ERISA (in each case, as so modified) and related regulations establish minimum funding requirements for multi-employer pension plans. The funding status of these plans is determined by many factors, including the following factors:

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

we could be required to make additional contributions to the pension plan. If any of our multi-employer pension plans enters critical status and our contributions are not sufficient to satisfy any rehabilitation plan schedule, the Pension Protection Act could require us to make additional contributions to the multi-employer pension plan from five to ten percent of the contributions that our labor agreement requires until the labor agreement expires. Our labor agreement, however, provides that if additional contributions are required, that money designated for certain other benefits would be reallocated to pay for the additional contributions.

If we fail to make our required contributions to a multi-employer plan under a funding improvement or rehabilitation plan or if the benchmarks that an applicable funding improvement plan provides are not met by the end of a prescribed period, the IRS could impose an excise tax on us with respect to the plan. Such an excise tax would then be assessed to the plan’s contributing employers, including the Company. These excise taxes are not contributed to the deficient funds, but rather are deposited in the United States general treasury funds. The Company does not believe that the temporary cessation of certain of its contributions to applicable multi-employer pension funds from August 2009 through May 2011 will give rise to these excise taxes as we believe these contributions are not required for this period.

Depending on the amount involved, a requirement to increase contributions beyond our contractually agreed rate or the imposition of an excise tax on us could have a material adverse impact on our business, financial condition and results of operations of YRC Worldwide.

Funded Status of the Multi-Employer Pension Plans and Contingent Withdrawal Liabilities

The plan administrators and trustees of multi-employer pension plans do not routinely provide us with current information regarding the funded status of the plans. Much of our information regarding the funded status has been (i) obtained from public filings using publicly available plan asset values, which are often dated, and (ii) based on the limited information available from plan administrators or trustees, which has not been independently validated.

The Pension Protection Act provides that certain plans with a funded percentage of less than 65%, or that fail other tests, will be deemed to be in critical status. Plans in critical status must create a rehabilitation plan to exit critical status within periods that the Pension Protection Act prescribes. We believe that based on information obtained from public filings and from plan administrators and trustees, many of the multi-employer pension plans, including The Central States Southeast and Southwest Areas Pension Plan, are in critical status. If the funding of the multi-employer pension plans does not reach certain goals (including those required not to enter endangered or critical status or those required by a plans funding improvement or rehabilitation plan), our pension expenses could further increase upon the expiration of our collective bargaining agreements.

We believe that based on information obtained from public filings and from plan administrators and trustees, our portion of the contingent liability in the case of a full withdrawal or termination from all of the multi-employer pension plans would be an estimated $8 billion on a pre-tax basis. If the Company were subject to withdrawal liability with respect to a plan, ERISA provides that a withdrawing employer can pay the obligation in a lump sum or over time based upon an annual payment that is the product of the highest contribution rate to the relevant plan multiplied by the average of the three highest consecutive years measured in contribution base units, which, in some cases, could be up to 20 years. Even so, our applicable subsidiaries have no current intention of taking any action that would subject us to payment of material withdrawal obligations.

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

We believe that the accounting estimate related to asset impairment is a critical accounting estimate because: (1) it requires our management to make assumptions about future revenues and expenses over the life of the asset, and (2) the impact that recognizing an impairment would have on our financial position, as well as our results of operations, could be material. Management’s assumptions about future revenues and expenses require significant judgment because actual revenues and expenses have fluctuated in the past and may continue to do so. In estimating future revenues and expenses, we use our internal business forecasts. We develop our forecasts based on recent revenue and expense data for existing services and other industry and economic factors. To the extent that the Company is unable to achieve forecasted improvements in shipping volumes and pricing initiatives or realize forecasted cost savings, the Company may incur significant impairment losses on property and equipment or intangible assets.

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

Risk from Interest Rates

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we utilize both fixed rate and variable rate financial instruments with varying maturities. At December 31, 2010, we had approximately 7% of our outstanding debt at fixed rates. If interest rates for our variable rate long-term debt had averaged 10% more during the year, our interest expense would have increased, and income before taxes would have decreased by $1.9 million and $2.2 million for the years ended December 31, 2010 and 2009, respectively.

The table below provides information regarding our interest rate risk related to fixed-rate debt as of December 31, 2010. Principal cash flows are by contractual maturity for the 6% Notes. The contingent convertible senior notes are presented based on the earliest possible redemption date defined as the first date on which the note holders have the option to require us to purchase their notes at par.

(in millions)	2011	2012	2013	2014	2015		Thereafter	Total
Fixed-rate debt	$—	$1.6	$0.3	$69.4	$		$—	$71.3
Average interest rate	—	3.375%	5.0%	6.0%		—	—

The fair values of our fixed-rate debt of $22.4 million and $47.6 million as compared to its principal value of $71.3 million and $72.6 million have been calculated based on the quoted market prices where available and conversion prices at December 31, 2010 and 2009, respectively. The market price for the contingent convertible senior notes, included in the preceding amounts, reflects the combination of debt and equity components of the convertible instrument.

Foreign Exchange Rates

Revenue, operating expenses, assets and liabilities of our Canadian, Mexican, and Asian subsidiaries are denominated in local currencies, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not material to our consolidated financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(in thousands except per share data)	December 31, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$143,017	$97,788
Accounts receivable, less allowances of $14,499 and $32,005	442,500	442,814
Fuel and operating supplies	16,463	18,407
Deferred income taxes, net	118,273	106,997
Prepaid expenses and other	47,779	117,236
Current assets of discontinued operations	—	75,578

Total current assets	768,032	858,820

Property and Equipment:
Land	317,091	363,690
Structures	962,922	1,022,666
Revenue equipment	1,488,383	1,643,698
Technology equipment and software	258,871	259,598
Other	210,704	239,931

Total cost	3,237,971	3,529,583
Less – accumulated depreciation	(1,687,397)	(1,708,371)

Net property and equipment	1,550,574	1,821,212

Intangibles, net	139,525	160,407
Other assets	134,802	170,176
Noncurrent assets of discontinued operations	—	21,459

Total assets	$2,592,933	$3,032,074

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$147,112	$154,671
Wages, vacations and employees’ benefits	196,486	213,754
Claims and insurance accruals	176,631	170,138
Other current and accrued liabilities	275,595	222,254
Asset backed securitization borrowings	122,788	146,285
Current maturities of long-term debt	100,085	50,842
Current liabilities of discontinued operations	—	51,884

Total current liabilities	1,018,697	1,009,828

Other Liabilities:
Long-term debt, less current portion	837,262	935,782
Deferred income taxes, net	118,624	146,576
Pension and postretirement	447,928	351,861
Claims and other liabilities	360,439	419,883
Noncurrent liabilities of discontinued operations	—	954
Commitments and Contingencies
Shareholders’ Equity (Deficit):
Preferred stock, $1.00 par value per share – authorized 5,000 shares issued 0 and 4,346, liquidation preference $0 and $217,300	—	4,346
Common stock, $0.01 par value per share – authorized 80,000 shares, issued 47,684 and 3,965 shares	477	40
Capital surplus	1,643,277	1,577,300
Accumulated deficit	(1,499,514)	(1,177,280)
Accumulated other comprehensive loss, net of taxes	(239,626)	(144,479)
Treasury stock, at cost (123 shares)	(92,737)	(92,737)

Total YRC Worldwide Inc. shareholders’ equity (deficit)	(188,123)	167,190

Non-controlling interest	(1,894)	—
Total shareholders’ equity (deficit)	(190,017)	167,190

Total liabilities and shareholders’ equity (deficit)	$2,592,933	$3,032,074

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands except per share data)	2010	2009	2008

Operating Revenue	$4,334,640	$4,871,025	$8,318,674

Operating Expenses:
Salaries, wages and employees’ benefits	2,671,468	3,561,069	5,096,286
Equity based compensation expense	31,205	31,290	10,499
Operating expenses and supplies	949,224	1,136,636	1,835,103
Purchased transportation	455,800	486,429	807,748
Depreciation and amortization	198,508	241,648	248,382
Other operating expenses	248,142	310,448	399,137
(Gains) losses on property disposals, net	5,572	(6,121)	(13,131)
Impairment charges	5,281	—	866,395

Total operating expenses	4,565,200	5,761,399	9,250,419

Operating loss	(230,560)	(890,374)	(931,745)

Nonoperating (Income) Expenses:
Interest expense	159,192	161,570	80,706
Equity investment impairment	12,338	30,374	—
Gain on debt redemption, net	—	(193,872)	(2,400)
Interest income	(321)	(719)	(3,852)
Other, net	1,831	9,209	(4,526)

Nonoperating expenses, net	173,040	6,562	69,928

Loss from Continuing Operations Before Income Taxes	(403,600)	(896,936)	(1,001,673)
Income Tax Benefit	(102,487)	(262,682)	(176,009)

Net Loss from Continuing Operations	(301,113)	(634,254)	(825,664)
Net Income (Loss) from Discontinued Operations, net of tax	(23,084)	12,235	(150,709)

Net Loss	(324,197)	(622,019)	(976,373)
Less: Net Loss Attributable to Non-Controlling Interest	(1,963)	—	—

Net Loss Attributable to YRC Worldwide Inc.	$(322,234)	$(622,019)	$(976,373)

Weighted Average Common Shares Outstanding – Basic and Diluted	39,601	2,383	2,303

Basic and Diluted Loss Per Share
Loss from continuing operations attributable to YRC Worldwide Inc.	$(7.55)	$(266.13)	$(358.47)
Income (Loss) from discontinued operations	(0.58)	5.13	(65.43)

Net loss Per Share	$(8.13)	$(261.00)	$(423.90)

Amounts Attributable to YRC Worldwide Inc. Common Shareholders
Loss from continuing operations, net of tax	$(299,150)	$(634,254)	$(825,664)
Income (Loss) from discontinued operations, net of tax	(23,084)	12,235	(150,709)

Net loss	$(322,234)	$(622,019)	$(976,373)

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands)	2010	2009	2008
Operating Activities:
Net loss	$(324,197)	$(622,019)	$(976,373)
Noncash items included in net loss:
Depreciation and amortization	203,461	255,212	264,291
Equity based compensation expense	31,205	31,290	10,499
Impairment charges	5,281	—	1,023,376
Deferred income tax benefit, net	(70,447)	(201,847)	(159,463)
Gains on debt redemptions, net	—	(193,872)	(2,400)
Equity investment impairment	12,338	30,374	—
(Gains) losses on property disposals, net	6,972	(5,924)	(19,115)
Curtailment gains, net	—	—	(88,690)
Gain on sale of affiliate	(1,365)	—	—
Amortization of deferred debt costs	46,182	29,120	4,305
Other noncash items	4,207	9,659	(14,318)
Changes in assets and liabilities, net:
Accounts receivable	4,859	312,024	236,860
Accounts payable	(15,793)	(141,053)	(53,904)
Other operating assets	51,130	28,389	33,374
Other operating liabilities	47,264	90,350	(38,622)

Net cash provided by (used in) operating activities	1,097	(378,297)	219,820

Investing Activities:
Acquisition of property and equipment	(19,560)	(37,292)	(162,276)
Proceeds from disposal of property and equipment	85,669	133,061	127,590
Disposition of (investment in) affiliate, net of cash sold	34,290	31,948	(46,133)
Other	5,223	6,363	(6,115)

Net cash provided by (used in) investing activities	105,622	134,080	(86,934)

Financing Activities:
Asset backed securitization borrowings (payments), net	(23,497)	(715)	(33,000)
Issuance of long-term debt	230,258	331,542	510,400
Repayment of long-term debt	(260,214)	(247,285)	(331,816)
Debt issuance costs	(18,614)	(60,853)	(11,404)
Equity issuance costs	(17,323)	(6,033)	—
Equity issuance proceeds	15,906	—	—
Stock issued in connection with the 6% Notes	11,994	—	—
Proceeds from exercise of stock options	—	—	50

Net cash provided by (used in) financing activities	(61,490)	16,656	134,230

Net Increase (Decrease) In Cash and Cash Equivalents	45,229	(227,561)	267,116

Cash and Cash Equivalents, Beginning of Year	97,788	325,349	58,233

Cash and Cash Equivalents, End of Year	$143,017	$97,788	$325,349

Supplemental Cash Flow Information:
Income tax refund (payments), net	$80,768	$(35,885)	$(46,463)
Interest paid	54,183	72,823	70,945
Interest deferred	88,174	21,264	—
Pension contribution deferral transferred to debt	4,361	171,351	—
Lease financing transactions	46,564	331,492	—
Interest paid in stock for the 6% Notes	2,007	—	—
Debt issuance costs paid in stock	3,027	—	—
Debt redeemed for equity consideration	—	463,063	13,163
Employer 401(k) contributions settled in common stock	—	—	8,108

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY (DEFICIT)

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands except share data)	2010	2009	2008
Preferred Stock
Beginning balance	$4,346	$—	$—
Issuance of equity in exchange for debt	—	4,346	—
Conversion of preferred shares to common shares	(4,346)	—	—

Ending balance	—	4,346	—

Common Stock
Beginning balance	40	25	24
Issuance of equity in exchange for debt	—	15	—
Conversion of preferred shares to common shares	383	—	—
Shares issued in connection with ABS amendment	10	—	—
At the market issuances of common stock	18	—	—
Stock issued in connection with the 6% Notes	23	—	—
Interest paid in stock for the 6% Notes	2	—	—
Issuance of equity awards, net	1	—	—
Employer contribution to 401(k) plan	—	—	1

Ending balance	477	40	25

Capital Surplus
Beginning balance	1,577,300	1,301,974	1,288,426
Conversion of preferred shares to common shares	3,963	—	—
Beneficial conversion feature of the 6% notes	3,341	—	—
Shares issued in connection with ABS amendment	3,017	—	—
At the market issuances of common stock (net of transaction costs)	15,370	—	—
Stock issued in connection with the 6% Notes	11,970	—	—
Interest paid in stock for the 6% Notes	2,005	—	—
Issuance of equity in exchange for debt and interest (net of transaction costs)	(2,000)	246,777	—
Exercise of stock options, including tax benefits	—	—	47
Equity based compensation	28,311	28,013	5,750
Employer contribution to 401(k) plan	—	—	8,107
Other, net	—	536	(356)

Ending balance	1,643,277	1,577,300	1,301,974

Retained Earnings (Accumulated Deficit)
Beginning balance	(1,177,280)	(555,261)	465,177
Exchange of 68,000 shares of treasury stock for $13.2 million contingent convertible notes	—	—	(44,065)
Net loss attributable to YRC Worldwide Inc.	(322,234)	(622,019)	(976,373)

Ending balance	(1,499,514)	(1,177,280)	(555,261)

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(144,479)	(172,550)	12,329
Pension, net of tax:
Net pension gains (losses)	(105,241)	14,935	(171,831)
Reclassification of net losses (gains) to net income	3,932	2,429	(20,711)
Curtailment, settlement adjustments and other	(226)	846	23,058
Foreign currency translation adjustments	6,388	9,861	(15,395)

Ending balance	(239,626)	(144,479)	(172,550)

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands except share data)	2010	2009	2008
Treasury Stock, At Cost
Beginning balance	(92,737)	(92,737)	(144,614)
Exchange of 68,000 shares of treasury stock for $13.2 million contingent convertible notes	—	—	51,877

Ending balance	(92,737)	(92,737)	(92,737)

Noncontrolling Interest
Beginning balance	—	—	—
Noncontrolling interest in Jiayu upon consolidation	115	—	—
Net loss attributable to the noncontrolling interest	(1,963)	—	—
Foreign currency translation adjustments	(46)	—	—

Ending Balance	(1,894)	—	—

Total Shareholders’ Equity (Deficit)	$(190,017)	$167,190	$481,451

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF COMPREHENSIVE LOSS

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands)	2010	2009	2008
Net loss attributed to YRC Worldwide Inc.	$(322,234)	$(622,019)	$(976,373)
Other comprehensive income (loss) attributable to YRC Worldwide Inc., net of tax:
Pension:
Net prior service cost	6	6	588
Net actuarial gains (losses)	(101,315)	17,358	(193,130)
Curtailment, settlement adjustments and other	(226)	846	23,058
Changes in foreign currency translation adjustments	6,388	9,861	(15,395)

Other comprehensive income (loss) attributable to YRC Worldwide Inc.	(95,147)	28,071	(184,879)

Comprehensive loss attributable to YRC Worldwide Inc.	$(417,381)	$(593,948)	$(1,161,252)

The notes to consolidated financial statements are an integral part of these statements.

Comprehensive loss attributable to our non-controlling interest was not material for any period presented.

Notes to Consolidated Financial Statements

YRC Worldwide Inc. and Subsidiaries

1. Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we”, “us” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries and its interests in certain joint ventures offers its customers a wide range of transportation services. These services include global, national and regional transportation as well as logistics. Our operating subsidiaries include the following:

•

YRC National Transportation (“National Transportation”) is the reporting unit for our transportation service providers focused on business opportunities in regional, national and international services. National Transportation provides for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. This unit includes our less-than-truckload (“LTL”) subsidiary YRC Inc. (“YRC”) and YRC Reimer, a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States (“U.S.”) and Canada, National Transportation also serves parts of Mexico, Puerto Rico and Guam.

•

Regional Transportation is the reporting unit for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of New Penn Motor Express (“New Penn”), Holland and Reddaway. These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the United States; Quebec, Canada; Mexico and Puerto Rico.

•	Truckload reflects the results of Glen Moore, a provider of truckload services throughout the U.S.

On August 13, 2010, we completed the initial closing of the sale of the majority of our YRC Logistics business to a third party. In addition, certain other operations ceased during the quarter ended June 30, 2010. As a result, the YRC Logistics segment has been reported as discontinued operations for all periods presented. See Note 4 “Discontinued Operations – YRC Logistics” for further discussion.

Liquidity and Ability to Continue as a Going Concern

Our consolidated financial statements were prepared assuming we would continue as a going concern. Our ability to generate sufficient cash flows and liquidity to fund operations and repay debts as they become due in the ordinary course of business raises substantial doubt about our ability to continue as a going concern. Our accompanying financial statements have been prepared assuming that we will continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future). These financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to fund our operations through operating cash flows, existing credit facilities, sales of non-strategic assets and business lines and other capital market transactions, we would consider in court and out of court restructuring alternatives.

The Company has substantial debt and, as a result, significant debt service obligations and has been deferring payment of (i) interest and fees to its lenders under the Credit Agreement, (ii) interest and facility fees to purchasers of its accounts receivable pursuant to the ABS Facility, and (iii) interest and principal to the multi-employer pension funds pursuant to the Contribution Deferral Agreement, and it has been receiving the benefit of wage reductions and other concessions from the modified NMFA including continued temporary cessation of pension contributions to the multi-employer pension funds. In the event the conditions and cross-conditions under the Credit Agreement, the ABS Facility, the Contribution Deferral Agreement and the modified NMFA are not satisfied, and the Restructuring is not completed, the amounts deferred and the benefits realized under such agreements could become payable or reimbursable, as applicable. If the Company does not complete the Restructuring, is very unlikely it will be able to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness and other obligations when due. In such an event, we would likely be required to reorganize under Chapter 11 or liquidate under Chapter 7 of the Bankruptcy Code. See Note 9 “Liquidity” for further discussion.

2. Principles of Consolidation and Summary of Accounting Policies

The accompanying consolidated financial statements include the accounts of YRC Worldwide and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We report on a calendar year basis. The quarters of the Regional Transportation companies (with the exception of New Penn) consist of thirteen weeks that end on a Saturday either before or after the end of March, June and September, whereas all other operating segment quarters end on the natural calendar quarter end. Investments in non-majority owned affiliates or those in which we do not have control where the entity is either not a variable interest entity or YRC Worldwide is not the primary beneficiary are accounted for on the equity method. We own a 65% equity interest in Shanghai Jiayu Logistics Co. Ltd. (“Jiayu”) for which we consolidate the results in our financial statements effective April 1, 2010 and therefore have a noncontrolling (minority) interest included in our consolidated subsidiaries; consequently, a portion of our shareholders’ equity (deficit), net income (loss) and comprehensive income (loss) for the period’s presented are attributable to noncontrolling interests. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

Reverse Stock Split

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

At December 31, 2010, approximately 75% of our labor force was subject to collective bargaining agreements, which predominantly expire in 2015. In January 2009, the primary labor agreement was modified to reflect a 10% reduction in all wages, inclusive of scheduled increases, through the remaining life of the agreement. The modification also suspended any cost of living increases. In July 2009, the primary labor agreement was again modified to reflect an additional 5% reduction in all wages through the remaining life of the agreement. In September 2010, we modified the primary labor agreement again to extend the expiration date from March 31, 2013 to March 31, 2015. The modification also extended the temporary cessation of pension contributions to June 1, 2011 at which time we would contribute at the rate of 25% of the contribution rate as of July 1, 2009. Additionally the modification extended the 15% wage reductions but provided for wage increases in 2013 and 2014 and provided for significant changes in work rules. See Note 9 “Liquidity” for further discussion regarding 2010 modifications to our labor agreement.

In conjunction with the reductions agreed to by our union employees, effective January 1, 2009, the base salaries of all non-union employees were reduced by 10%.

Revenue Recognition

For shipments in transit, we record revenue based on the percentage of service completed as of the period end and accrue delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. Standard transit days are defined as our published service days between origin zip code and destination zip code. Based on historical cost and engineering studies, certain percentages of revenue are determined to be earned during each stage of the shipment cycle, such as initial pick up, long distance transportation, intermediate transfer and customer delivery. Using standard transit times, we analyze each shipment in transit at a particular period end to determine what stage the shipment is in. We apply that stage’s percentage of revenue earned factor to the rated revenue for that shipment to determine the revenue dollars earned by that shipment in the current period. The total revenue earned is accumulated for all shipments in transit at a particular period end and recorded as operating revenue.

In addition, we recognize revenue on a gross basis because the entities are the primary obligors even when they use other transportation service providers who act on their behalf. We remain responsible to their customers for complete and proper shipment, including the risk of physical loss or damage of the goods and cargo claims issues. We assign pricing to bills of lading at the time of shipment based primarily on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. At various points throughout our process, incorrect ratings could be identified based on many factors, including weight verifications or updated customer discounts. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. We accrue a reserve for rerating based on historical trends. At December 31, 2010 and 2009, our financial statements included a rerate reserve as a reduction to “Accounts Receivable” of $19.0 million and $27.9 million, respectively.

Foreign Currency

Our functional currency is the U.S. dollar, whereas, our foreign operations utilize the local currency as their functional currency. Accordingly, for purposes of translating foreign subsidiary financial statements to the U.S. dollar reporting currency, assets and liabilities of our foreign operations are translated at the fiscal year end exchange rates and income and expenses are translated monthly at the average exchange rates for each respective month. Foreign currency gains and losses resulting from foreign currency transactions resulted in a $8.4 million gain, $0.6 million loss and a $3.2 million gain during 2010, 2009 and 2008, respectively, and are included in “Other nonoperating (income) expense” and “Net income (loss) from discontinued operations, net of tax” in the accompanying statements of consolidated operations. Approximately $5.5 million of the 2010 gain relates to the recognition of foreign currency translation adjustment from the dissolution of a certain wholly owned subsidiary.

Claims and Insurance Accruals

Claims and insurance accruals, both current and long-term, reflect the estimated settlement cost of claims for workers’ compensation, cargo loss and damage, and property damage and liability that insurance does not cover. We establish and modify reserve estimates for workers’ compensation and property damage and liability claims primarily upon actuarial analysis prepared by independent actuaries. These reserves are discounted to present value using a risk-free rate based on the year of occurrence. The risk-free rate is the U.S. Treasury rate for maturities that match the expected payout of such claims and was 1.1%, 1.4% and 2.2% for workers’ compensation claims incurred for the years ended and as of December 31, 2010, 2009 and 2008, respectively. The rate was 0.7%, 1.0% and 2.0% for property damage and liability claims incurred for the years ended and as of December 31, 2010, 2009 and 2008, respectively. The process of determining reserve requirements utilizes historical trends and involves an evaluation of accident frequency and severity, claims management, changes in health care costs and certain future administrative costs. The effect of future inflation for costs is considered in the actuarial analysis. Adjustments to previously established reserves are included in operating results in the year of adjustment. As of December 31, 2010 and 2009, we had $515.2 million and $536.8 million, respectively, accrued for claims and insurance. The claims and insurance liabilities for YRC Logistics, which is included in our discontinued operations, were not assumed by the third party buyer and therefore are still included in our outstanding liabilities.

Expected aggregate undiscounted amounts and material changes to these amounts as of December 31 are presented below:

(in millions)	Workers’ Compensation	Property Damage and Liability Claims	Total
Undiscounted amounts at December 31, 2008	$415.5	$104.6	$520.1
Estimated settlement cost – 2009 claims	145.8	33.5	179.3
Claim payments	(136.2)	(45.8)	(182.0)
Change in estimated settlement cost of prior years claims	26.6	19.1	45.7

Undiscounted amount at December 31, 2009	$451.7	$111.4	$563.1
Estimated settlement cost – 2010 claims	113.3	30.8	144.1
Claim payments	(145.9)	(52.2)	(198.1)
Change in estimated settlement cost of prior years claims	27.5	12.1	39.6

Undiscounted amount at December 31, 2010	$446.6	$102.1	$548.7

Discounted amount at December 31, 2010	$397.7	$99.5	$497.2

In addition to the amounts above, liabilities for cargo claims and other insurance related amounts, none of which are discounted, totaled $18.0 million and $25.0 million at December 31, 2010 and 2009, respectively.

Estimated cash payments to settle claims which were incurred on or before December 31, 2010, including claims related to YRC Logistics, which is included in our discontinued operations, for the next five years and thereafter are as follows:

(in millions)	Workers’ Compensation	Property Damage and Liability Claims	Total
2011	$104.7	$42.3	$147.0
2012	70.9	28.0	98.9
2013	50.1	16.4	66.5
2014	36.7	7.7	44.4
2015	28.3	3.9	32.2
Thereafter	155.9	3.8	159.7

Total	$446.6	$102.1	$548.7

Stock-Based Compensation

We have various stock-based employee compensation plans, which are described more fully in the “Stock Compensation Plans” note. Effective January 1, 2006, we adopted the fair value recognition provisions included in FASB ASC Topic 718. We recognize compensation costs for non-vested shares and compensation cost for all share-based payments (i.e., options) granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value. Additionally, we recognize compensation cost for all share-based payments granted subsequent to January 1, 2006, on a straight-line basis over the requisite service period (generally three to four years) based on the grant-date fair value.

Property and Equipment

We carry property and equipment at cost less accumulated depreciation. We compute depreciation using the straight-line method based on the following service lives:

Years
Structures	10 – 30
Revenue equipment	10 – 20
Technology equipment and software	3 – 7
Other	3 – 10

We charge maintenance and repairs to expense as incurred, and capitalize replacements and improvements when these costs extend the useful life of the asset. We utilize certain terminals and equipment under operating leases. Leasehold improvements are capitalized and amortized over the remaining lease term.

Our investment in technology equipment and software consists primarily of customer service and freight management equipment and related software. We capitalize certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software, payroll and payroll-related costs for employees directly associated with the project. For the years ended December 31, 2010, 2009 and 2008, we capitalized $1.8 million, $1.6 million, and $12.6 million, respectively, which were primarily payroll and payroll-related costs.

For the years ended December 31, 2010, 2009 and 2008, depreciation expense was $178.6 million, $222.4 million, and $233.3 million, respectively.

Impairment of Long-Lived Assets

If facts and circumstances indicate that the carrying amount of held-and-used identifiable amortizable intangibles and property, plant and equipment may be impaired, we perform an evaluation of recoverability in accordance with FASB ASC Topic 360. Our evaluation compares the estimated future undiscounted cash flows associated with the asset or asset group to its carrying amount to determine if a reduction to the carrying amount is required. The carrying amount of an impaired asset would be reduced to fair value if the estimated undiscounted cash flows are insufficient to recover the carrying value of the asset group.

Based on current economic conditions and the results of operations, we determined reviews of impairment for held-and-used long-lived assets were necessary in 2010, 2009 and 2008. Our analysis of undiscounted cash flows indicated no impairment charge for held-and-used long-lived assets was required in 2010, 2009 and 2008.

Asset Retirement Obligations

We record estimated liabilities for the cost to return leased property to its original condition at the end of a lease term. Revisions to these liabilities for such costs may occur due to changes in the estimates for real property lease restoration costs, or changes in regulations or agreements affecting these obligations. These obligations could also include removal of underground storage tanks at leased or owned properties. Our accrual also includes amounts for restoration of U.S. federal “Superfund” sites. When we have been identified as a potentially responsible party in a Superfund site, we accrue our share of the estimated remediation costs of the site based on the ratio of the estimated volume of waste contributed to the site by us to the total volume of waste at the site. At December 31, 2010 and 2009, our accrued asset retirement obligations totaled $7.7 million and $8.1 million, respectively. These amounts are included in “Other current and accrued liabilities” in the accompanying consolidated balance sheets.

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

At December 31, 2010 and 2009, the net book value of assets held for sale was approximately $71.2 million and $112.8 million, respectively. This amount is included in “Property and equipment” in the accompanying consolidated balance sheets. We recorded charges of $31.1 million, $25.9 million and $7.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, to reduce properties and equipment held for sale to estimated fair value, less cost to sell. These charges are included in “(Gains) losses on property disposals, net” in the accompanying statements of operations.

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

The asset’s or liability’s fair value measurement level with the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs.

The valuation methodologies described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. We believe that our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial statements could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used at December 31, 2010 and 2009.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and asset backed securitization borrowings approximates their fair value due to the short-term nature of these instruments. See Note 8 “Employee Benefits” for discussion regarding the fair value of our pension assets and Note 10 “Debt and Financing” for discussion regarding the fair value of current and long-term debt obligations.

Earnings from Equity Method Investments

We account for our ownership in certain joint ventures under the equity method and accordingly, recognize our share of the respective joint ventures earnings in “Other nonoperating (income) expense” in the accompanying statements of operations.

The following reflects the components of these results for the years ended December 31:

(in millions)	2010	2009	2008
Our share of joint venture (earnings) losses	$(0.8)	$2.0	$(3.3)
Additional depreciation and amortization as required by purchase accounting	1.1	1.5	1.0
Impairment charge (Jiayu)	12.3	30.4	—

Net equity method (earnings) losses	$12.6	$33.9	$(2.3)

The presentation above only includes Jiayu earnings through March 31, 2010, as this entity’s financial information was consolidated as of April 1, 2010 see Note 3 “Investment” below for additional details.

Reclassifications

Certain amounts within the prior years have been reclassified to conform with the current year presentation. We separately classified “Equity based compensation expense” from the “Salaries, wages and employees’ benefits” line on the Statements of Consolidated Operations to make the presentation comparable to 2010. This presentation reflects how management evaluates information in the Statements of Consolidated Operations.

3. Investment

Shanghai Jiayu Logistics Co., Ltd.

On August 19, 2008, we completed the purchase of a 65% equity interest in Shanghai Jiayu Logistics Co., Ltd. (“Jiayu”), a Shanghai, China ground transportation company with a purchase price of $59.4 million. Through March 31, 2010, we have accounted for our 65% ownership in Jiayu as an equity method investment as the rights of the minority shareholder were considered extensive and allowed for their ability to veto many business decisions. These rights were primarily provided as a part of the General Manager role held by the minority shareholder. Effective April 1, 2010, the minority shareholder no longer has a role in the management of the operations of the business which changes the conclusions from an accounting perspective regarding the relationship of this joint venture and accordingly, requires that we consolidate Jiayu in our financial statements effective April 1, 2010. In accordance with FASB ASC Topic 805, we completed a fair value analysis of Jiayu as of April 1, 2010, the date of consolidation, and determined the fair value to be less than the carrying value of the equity method investment and as a result, we recorded a $12.3 million impairment charge during the three months ended June 30, 2010. The fair value analysis utilized a discounted cash flow model, an income approach (level three measurement as defined in FASB ASC Topic 820) that includes assumptions as to future revenue, operating income, and cost of capital, among others.

Additionally as part of the fair value analysis we recorded a tradename and customer list intangible asset and attributed $1.6 million and $2.0 million, respectively, to these intangibles as of April 1, 2010 and attributed lives of 8.3 years and 5.3 years, respectively. After March 31, 2010, the results of Jiayu are included in the ‘Corporate and other’ segment. Prior to March 31, 2010, this investment is included in “Other assets” in the accompanying consolidated balance sheets.

Additionally during the year ended December 31, 2009, we determined our investment with respect to Jiayu incurred an other than temporary impairment. This is primarily the result of different assumptions with respect to revenue growth rates from the initial valuation to those assumed in the current economic environment as well as certain liquidity challenges experienced by Jiayu. As a result, we recognized an impairment charge for this equity method investment of $30.4 million the year ended December 31, 2009. No such amount was recorded during the year ended December 31, 2008.

Included in our consolidated operating loss for the year ended December 31, 2010 is approximately $5.4 million of loss reflective of the operating loss for Jiayu subsequent to its inclusion in our consolidated results effective April 1, 2010. Additionally, we contributed $6.9 million of cash to Jiayu in order to fund the day to day operations of this business during 2010.

4. Discontinued Operations – YRC Logistics

In November 2009, we sold our dedicated contract carriage or “fleet” business to Greatwide Dedicated Transport, LLC for $34 million including certain holdback amounts of $1.8 million for indemnification and working capital adjustments to be settled by the second quarter of 2011. Fleet was a part of our YRC Logistics segment and had revenues of $73.8 million and $92.2 million and operating income of $7.1 million and $4.8 million for the years ended December 31, 2009 and 2008, respectively. The disposition of this business line did not have a material impact on our financial statements and thus was not originally classified separately as discontinued operations. As a result of this transaction, we recorded a net loss on sale of approximately $0.2 million in the fourth quarter of 2009.

In June 2010, we entered into an Equity Interest Purchase Agreement (the “Agreement”) with CEG Holdings, Inc. (now known as MIQ Holdings, Inc.) (“CEG”), a subsidiary of Austin Ventures, to sell the majority of YRC Logistics for an aggregate of approximately $37.0 million in cash. On August 13, 2010, the Company and CEG, held the initial closing of the transactions contemplated by the Agreement. At the initial closing, CEG paid the Company approximately $33.6 million, which included $31.9 million of the purchase price and approximately $1.6 million for retained insurance claims. Approximately $2.3 million of the purchase price was deposited into an escrow account for subsequent closings of foreign subsidiaries and approximately $2.8 million of the purchase price was deposited into an escrow account (one-half of which will be held for 12 months and one-half will be held for 18 months) to satisfy certain indemnification claims by CEG that may arise. Following the initial closing, a succession of delayed closings and payments occurred to transfer certain foreign subsidiaries to CEG as required regulatory approvals and licensing transfers in foreign jurisdictions were obtained and we received an additional $1.9 million in cash proceeds. Finally, we collected an additional $11.9 million in cash proceeds during the fourth quarter of 2010 related to the final working capital adjustment agreed upon between the Company and CEG. We recorded a $1.4 million gain on disposition upon closing this transaction.

CEG did not acquire the YRC Logistics pooled distribution business line and instead this activity was shut down during the second quarter of 2010. Pooled distribution had revenues of $50.5 million and $92.8 million and incurred operating losses of $10.2 million and $2.7 million for the years ended December 31, 2009 and 2008, respectively. Revenue activity for pooled distribution ceased in June 2010 and the results are included in discontinued operations in the accompanying consolidated financial statements.

Historically, YRC Logistics was reported as a separate segment in our consolidated operations and was comprised of the YRC Logistics business, the pooled distribution business and the fleet business. As of June 30, 2010, as a result of the proposed sale to CEG and the closure of the pooled distribution business line, we had met the criteria requiring us to present the related financial results of YRC Logistics as discontinued operations. Accordingly, the results of operations of our YRC Logistics segment are separately presented as discontinued operations for all periods presented. Similarly, the assets and liabilities of this segment have been reclassified for all periods presented.

The major classes of assets and liabilities included in our 2009 consolidated balance sheet are as follows:

(in millions)
Accounts receivable, net	$73.0
Prepaid expenses and other current assets, net	2.6

Current assets	75.6

Property and equipment, net	18.3
Intangibles, net	3.1
Other assets, net	0.1

Noncurrent assets	21.5

Accounts payable	44.1
Wages, vacations and employees’ benefits	2.3
Claims and insurance accruals	1.8
Other current and accrued liabilities	3.7

Current liabilities	51.9

Claims and other liabilities	1.0

Long term liabilities	1.0

Net assets	$44.2

Shared services and corporate overhead costs previously allocated to this segment, totaled $7.2 million, $12.0 million and $8.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, are included in continuing operations in our ‘Corporate and other’ segment.

The financial results included in discontinued operations for the year ended December 31 are as follows:

(in millions)	2010	2009	2008
Revenue	$194.2	$411.8	$621.7

Operating income (loss)	(14.0)	6.4	(142.4)

Income (loss) from operations before income tax provision (benefit)	(18.3)	6.2	(144.9)
Income tax provision (benefit)	4.8	(6.0)	5.8

Net income (loss) from discontinued operations	$(23.1)	$12.2	$(150.7)

5. Goodwill and Intangibles

Goodwill

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. In accordance with FASB ASC Topic 350 to the extent we have goodwill recorded in our financial statements we test goodwill for impairment on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Following significant impairment charges in 2008 and 2007, we had no goodwill as of December 31, 2010 and 2009. The performance of the test involved a two-step process. First, a comparison of the fair values of the applicable reporting units with their aggregate carrying values, including goodwill, was performed. We generally determined the fair value of our reporting units using the income approach valuation methodology that included a discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeded the reporting unit’s fair value, we performed the second step of the goodwill impairment test to determine the amount of impairment loss. The second step included comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

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

The following table shows the changes in the carrying amount of goodwill attributable to National Transportation:

(in millions)	National Transportation
Balances at December 31, 2007	$542.7
Impairment charge	(541.8)
Change in foreign currency exchange rates	(0.9)

Balances at December 31, 2008, 2009 and 2010	$—

A tax benefit of $4.6 million was recognized on the goodwill impairment charges in 2008.

Definite Life Intangibles

The components of amortizable intangible assets are as follows at December 31:

		2010		2009
(in millions)	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	12	$200.1	$92.2	$215.0	$87.2
Marketing related	8	4.1	2.6	3.6	3.2
Technology based	—	24.2	24.2	25.6	25.0

Intangible assets		$228.4	$119.0	$244.2	$115.4

During the year ended December 31, 2009, we determined indicators of impairment, primarily volume reductions in all of our reporting segments, were present. We performed certain tests consisting of discounted cash flow models and determined that the lives assigned to certain customer relationships should be reduced to better align with actual attrition rates. This resulted in additional amortization of $5.7 million and $4.2 million during the years ended December 31, 2010 and 2009, respectively.

At December 31, 2009, $3.1 million of amortizable intangible assets are included in “Noncurrent assets of discontinued operations” in the accompanying consolidated balance sheet.

Amortization expense for intangible assets, recognized on a straight line basis including the 2009 acceleration, was $19.9 million, $21.5 million and $17.5 million for the years ending December 31, 2010, 2009 and 2008, respectively, including our discontinued operations. Estimated amortization expense for the next five years is as follows:

(in millions)	2011	2012	2013	2014	2015
Estimated amortization expense	$19.1	$19.1	$19.1	$19.1	$18.8

Indefinite Life Intangibles

The following table shows the pre-tax changes in the carrying amount of our indefinite lived tradenames attributable to each applicable segment:

(in millions)	National Transportation	Regional Transportation	Total
Balances at December 31, 2007	$252.7	$110.4	$363.1
Impairment charges	(234.9)	(89.7)	(324.6)
Tax related purchase accounting adjustments	(2.8)	—	(2.8)
Change in foreign currency exchange rates	(2.9)	—	(2.9)

Balances at December 31, 2008	12.1	20.7	32.8
Change in foreign currency exchange rates	1.9	—	1.9

Balances at December 31, 2009	14.0	20.7	34.7
Impairment	(3.3)	(2.0)	(5.3)
Change in foreign currency exchange rates	0.7	—	0.7

Balances at December 31, 2010	$11.4	$18.7	$30.1

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

During the three months ended March 31, 2010, we determined indicators of impairment were present, primarily due to reduced actual and forecasted revenue, as it relates to our tradenames. Accordingly we performed an impairment test that consisted of a comparison of the fair value of the intangible asset with its carrying amount. We recognized an impairment loss in the amount by which the carrying amount exceeded the fair value of the asset. In making this assessment, we utilized the relief from royalty method, an income approach (level three measurement as defined in FASB ASC Topic 820 that includes assumptions as to future revenue, applicable market-based royalty rate and cost of capital, among others.

The impairment charges net of tax were $3.2 million and $2.0 million for National Transportation (the YRC Reimer tradename) and Regional Transportation (the New Penn tradename), respectively

During the year ended December 31, 2008, we impaired two tradenames via an abandonment of the underlying brands, Roadway and USF. The Roadway brand along with the Yellow Transportation brand have collectively been replaced by the YRC brand, our new National Transportation brand. The USF brand has been removed from our marketing efforts and therefore no longer has continuing value.

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

6. Restructuring

During 2010, we incurred restructuring charges of $10.3 million that consisted of additional severance costs of $8.9 million, including $3.0 million in the National Transportation segment and $5.1 million at the Corporate and other segment as we reduced headcount in response to lower volumes. We also incurred $9.3 million of contract terminations related to lease cancellations related to certain discontinued operations described in Note 4. This is offset by $7.9 million in our National segment where we were able to use or sublease locations in excess of our previously recorded estimate.

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

We reassess the accrual requirements under the above restructuring efforts at the end of each reporting period. Restructuring charges are included in “Salaries, wages and employees’ benefits” as it relates to employee separation costs and “Operating expenses and supplies” as it relates to contract terminations and other costs in the accompanying statements of operations. Amounts related to our YRC Logistics segment are included in “Net income (loss) from discontinued operations, net of tax” in the accompanying statements of operations.

A rollforward of the restructuring accrual is set forth below:

(in millions)	Employee Separation	Contract Termination and Other Costs	Total
Balance at December 31, 2007	$3.6	$2.4	$6.0
Restructuring charges	13.0	10.0	23.0
Adjustments (a)	—	(0.6)	(0.6)
Payments	(10.4)	(7.2)	(17.6)

Balance at December 31, 2008	$6.2	$4.6	$10.8
Restructuring charges	43.6	23.9	67.5
Payments	(43.3)	(8.9)	(52.2)

Balance at December 31, 2009	$6.5	$19.6	$26.1
Restructuring charges	8.9	1.4	10.3
Payments	(12.8)	(10.1)	(22.9)

Balance at December 31, 2010	$2.6	$10.9	$13.5

(a)	Included in adjustments are amounts credited to goodwill in accordance with purchase accounting requirements and reduction to accruals.

7. Other Assets

The primary components of other assets at December 31 are as follows:

(in millions)	2010	2009
Equity method investments:
JHJ International Transportation Co., Ltd.	$51.4	$42.0
Shanghai Jiayu Logistics Co., Ltd.	—	16.1
Deferred debt costs	61.9	87.4
Other	21.5	24.7

Total	$134.8	$170.2

During the year ended December 31, 2010 and 2009, we received dividends in the amount of $1.9 million and $6.6 million, respectively, from our China joint venture, JHJ International Transportation Co., Ltd. (“JHJ”). As of December 31, 2010, the excess of our investment over our interest in JHJ’s equity is approximately $34.0 million.

In 2010, we increased our equity method investment in JHJ by $9.8 million with a corresponding reduction to accumulated other comprehensive loss to correct errors in the foreign currency translation for the investment. The errors originated prior to 2010 and were not material to any previously reported periods.

The absence of a Jiayu investment in 2010 is due to the fact that effective April 1, 2010 we were required to consolidate their results in our financial statements. See Note 3 “Investment” above for additional details.

8. Employee Benefits

Pension and Other Postretirement Benefit Plans

Qualified and Nonqualified Defined Benefit Pension Plans

With the exception of Regional Transportation, YRC Reimer and certain of our other foreign subsidiaries, YRC Worldwide and its operating subsidiaries sponsor qualified and nonqualified defined benefit pension plans for most employees not covered by collective bargaining agreements (approximately 14,000 current, former and retired employees). Qualified and nonqualified pension benefits are based on years of service and the employees’ covered earnings. Employees covered by collective bargaining agreements participate in various multi-employer pension plans to which YRC Worldwide contributes, as discussed later in this section. Regional Transportation does not offer a defined benefit pension plan and instead offers retirement benefits through either contributory 401(k) savings plans or profit sharing plans, as discussed later in this footnote. The existing YRC Worldwide defined benefit pension plans closed to new participants effective January 1, 2004 and were frozen effective July 1, 2008 as discussed below.

Our actuarial valuation measurement date for our pension plans is December 31.

Other Postretirement Benefit Plan

Roadway sponsored a postretirement healthcare benefit plan that covers non-union employees of Roadway hired before February 1, 1997. Health care benefits under this plan end when the participant attains age 65.

Curtailment and Settlement Events

Effective June 1, 2008, we amended the postretirement healthcare benefit plan sponsored by Roadway (included in National Transportation). This amendment eliminated cost sharing benefits for active employees that retire on or after June 1, 2008, provided for the current cost sharing provisions to retirees to terminate December 31, 2008, and allows retirees to participate in our healthcare programs on a full-cost basis effective January 1, 2009. As a result of these actions, we performed a remeasurement of the plan liability at June 1, 2008, factoring in applicable plan changes as well as an increase in the discount rate used in the calculation from 6.61% to 6.84%. The curtailment (via the amendment) and remeasurement of this plan resulted in a gain of $34.1 million during the year ended December 31, 2008, and is included in “Salaries, wages and employees’ benefits” in the accompanying statements of operations.

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

Funded Status

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2010 and 2009, and the funded status at December 31, 2010 and 2009, is as follows:

	Pension Benefits
(in millions)	2010	2009
Change in benefit obligation:
Benefit obligation at prior year end	$983.1	$961.8
Service cost	3.6	3.3
Interest cost	60.1	61.1
Benefits paid	(68.0)	(93.3)
Actuarial loss	97.9	49.3
Other	0.4	0.9

Benefit obligation at year end	$1,077.1	$983.1

Change in plan assets:
Fair value of plan assets at prior year end	$643.5	$601.5
Actual return on plan assets	43.8	130.8
Employer contributions	14.0	3.3
Benefits paid	(68.0)	(93.3)
Other	0.4	1.2

Fair value of plan assets at year end	$633.7	$643.5

Funded status at year end	$(443.4)	$(339.6)

The underfunded status of the plans of $443.4 million and $339.6 million at December 31, 2010 and 2009, respectively, is recognized in the accompanying consolidated balance sheets as shown in the table below. No plan assets are expected to be returned to the Company during the year ended December 31, 2011.

Benefit Plan Obligations

Amounts recognized in the consolidated balance sheets for pension benefits at December 31 are as follows:

	Pension Benefits
(in millions)	2010	2009
Noncurrent assets	$1.8	$2.2
Current liabilities	0.9	2.2
Noncurrent liabilities	444.3	339.6

Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

	Pension Benefits
(in millions)	2010	2009
Net actuarial loss	$356.3	$257.0
Prior service cost	—	0.1

Total	$356.3	$257.1

As shown above, included in accumulated other comprehensive loss at December 31, 2010, are unrecognized actuarial losses of $356.3 million ($264.2 million, net of tax). The actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic cost during the year ended December 31, 2011, is $9.3 million ($5.9 million, net of tax).

The total accumulated benefit obligation for all plans was $1,076.1 million and $981.9 million at December 31, 2010 and 2009, respectively.

Information for pension plans with an accumulated benefit obligation (“ABO”) in excess of plan assets at December 31:

	2010			2009
(in millions)	ABO Exceeds Assets	Assets Exceed ABO	Total	ABO Exceeds Assets	Assets Exceed ABO	Total
Projected benefit obligation	$1,071.5	$5.6	$1,077.1	$976.9	$6.2	$983.1
Accumulated benefit obligation	1,071.5	4.6	1,076.1	976.9	5.0	981.9
Fair value of plan assets	626.3	7.4	633.7	635.1	8.4	643.5

Assumptions

Weighted average actuarial assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	2010	2009
Discount rate	5.79%	6.15%

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits				Other Postretirement Benefits
	2010	2009	2008		2008
Discount rate	6.15%	6.52%	6.61	%(a)	6.61	%(a)
Discount rate			7.19	%(b)	6.84	%(b)
Rate of increase in compensation levels	4.00%	4.00%	4.15%		—
Expected rate of return on assets	8.25%	8.50%	8.50%		—

(a)	Pre 2008 curtailment
(b)	Post 2008 curtailment

The discount rate refers to the interest rate used to discount the estimated future benefit payments to their present value, also referred to as the benefit obligation. The discount rate allows us to estimate what it would cost to settle the pension obligations as of the measurement date, December 31, and is used as the interest rate factor in the following year’s pension cost. We determine the discount rate by selecting a portfolio of high quality noncallable bonds such that the coupons and maturities exceed our expected benefit payments.

In determining the expected rate of return on assets, we consider our historical experience in the plans’ investment portfolio, historical market data and long-term historical relationships as well as a review of other objective indices including current market factors such as inflation and interest rates. Although plan investments are subject to short-term market volatility, we believe they are well diversified and closely managed. Our asset allocation as of December 31, 2010, consisted of 23% equities, 48% in debt securities, 26% in absolute return investments, and 3% in interest bearing accounts and as of December 31, 2009 consisted of 61% equities, 32% in debt securities and 7% in absolute return investments. The 2010 allocations are consistent with the targeted long-term asset allocation for the plans which is 10-50% for equities, 25-70% for debt securities and 12-50% for absolute return investments. Based on various market factors, we selected an expected rate of return on assets of 7.0% effective for the 2010 valuation. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately. The pension trust holds no YRC Worldwide securities.

Future Contributions and Benefit Payments

We expect to contribute approximately $30.9 million to our pension plans in 2011.

The Pension Relief Act of 2010 allowed eligible plan sponsors to extend its amortization period for pension losses. Effective January 2011, we formally elected the “2 plus 7” amortization schedule for the 2009 and 2010 plan years. Based on this election, we intend to make the required minimum contributions to the plans.

Expected benefit payments for each of the next five years ended December 31 are as follows:

(in millions)	2011	2012	2013	2014	2015	2016-2020
Expected benefit payments	$61.0	$62.1	$63.6	$63.9	$67.6	$362.6

Pension and Other Postretirement Costs

The components of our net periodic pension cost, other postretirement costs and other amounts recognized in other comprehensive loss for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Pension Costs			Other Postretirement Costs
(in millions)	2010	2009	2008	2008
Net periodic benefit cost:
Service cost	$3.6	$3.3	$20.3	$0.1
Interest cost	60.1	61.1	65.8	0.7
Expected return on plan assets	(52.4)	(56.0)	(70.3)	—
Amortization of prior service cost	—	—	0.6	(23.6)
Amortization of net loss (gain)	6.2	3.9	1.0	(10.7)
Curtailment and settlement (gains) loss, net	1.3	1.3	(54.6)	—

Net periodic pension cost (benefit)	$18.8	$13.6	$(37.2)	$(33.5)
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net actuarial loss (gain)	$100.4	$(29.3)	$301.0	$5.7
Prior service cost	—	—	(0.6)	(0.3)
Curtailment and settlement loss	(1.3)	(1.3)	(36.4)	—

Total recognized in other comprehensive loss	99.1	(30.6)	264.0	5.4

Total recognized in net periodic benefit cost and other comprehensive loss	$117.9	$(17.0)	$226.8	$(28.1)

The amortization of prior service costs and net gain above totaling $34.3 million for other postretirement costs for the year ended December 31, 2008, includes the effect of the plan amendment that curtailed benefits under this plan.

During the years ended December 31, 2010, 2009 and 2008, the income tax provision related to amounts in other comprehensive income (net loss in 2010 and 2008 and a net gain in 2009 and prior service cost) was $2.5 million, $11.8 million and $98.9 million, respectively.

Fair Value Measurement

Our pension assets are stated at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The majority of our assets are invested in Level 2 assets of fixed income funds and absolute return investments. These funds are valued at quoted redemption values that represent the net asset values of units held at year-end which we have determined approximates fair value. This process of using the net asset value to approximate fair value is permitted under ASU 2009-12, “Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)” which we adopted as of December 31, 2009.

Alternative investments, including investments in private equities and hedge funds do not have readily available market values. These estimated fair values may differ significantly from the values that would have been used had a ready market for these investments existed, and such differences could be material. Investments in hedge funds that do not have an established market are valued at net asset values as determined by the investment managers, which we have determined approximates fair value.

The table below details by level, within the fair value hierarchy, the pension assets at fair value as of December 31, 2010:

	Pension Assets at Fair Value as of December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Equities	$65.0	$64.1	$—	$129.1
Private equities	—	—	11.0	11.0
Fixed income:
Corporate	36.9	38.5	18.2	93.6
Government	92.4	112.4	—	204.8
Absolute return	1.3	134.1	22.5	157.9
Interest bearing	20.5	—	—	20.5

Total investments	216.1	349.1	51.7	616.9

Other assets (liabilities)	—	—	—	16.8

Total plan assets	$216.1	$349.1	$51.7	$633.7

The table below details by level, within the fair value hierarchy, the pension assets at fair value as of December 31, 2009:

	Pension Assets at Fair Value as of December 31, 2009
(in millions)	Level 1	Level 2	Level 3	Total
Common/collective trust funds:
Equity funds	$—	$391.9	$—	$391.9
Fixed income	—	204.4	—	204.4
Absolute return	—	—	41.1	41.1
Interest bearing	6.1	—	—	6.1

Total plan assets	$6.1	$596.3	$41.1	$643.5

The table below presents the activity of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Private Equities	Fixed income	Absolute return	Total Level 3
Balance at December 31, 2008	$—	$—	$38.0	$38.0
Purchases and settlements, net	—	—	—	—
Unrealized gain	—	—	3.1	3.1

Balance at December 31, 2009	—	—	41.1	41.1
Purchases and settlements, net	9.8	17.0	(19.5)	7.3
Unrealized gain	1.2	1.2	0.9	3.3

Balance at December 31, 2010	$11.0	$18.2	$22.5	$51.7

Executive Supplemental Retirement Benefits

We maintain individual benefit arrangements for a limited number of current and former senior executives that are accounted for in accordance with FASB ASC Topic 710. The obligation is unfunded and is actuarially determined using a discount rate of 8.25%, a lump sum rate based on the Moody’s bond rate and the RP-2000 mortality table. At December 31, 2010 and 2009, we have accrued $13.0 million and $10.8 million, respectively, for this plan. The short-term portion of $10.5 million is classified in “Wages, vacations and employees’ benefits,” and the long-term portion of $2.5 million is classified in “Pension and postretirement liabilities” in the accompanying balance sheets. The related expense for these arrangements was $2.3 million, $1.1 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Multi-Employer Plans

YRC, New Penn, Holland and Reddaway contribute to approximately 57 separate multi-employer health, welfare and pension plans for employees that our collective bargaining agreements cover (approximately 75% of total YRC Worldwide employees). Our labor agreements determine the amounts of these contributions. The pension plans provide defined benefits to retired participants. We recognize as net pension cost the contractually required contribution for the period and recognize as a liability any contributions due and unpaid. We do not directly manage multi-employer plans. The trusts covering these plans are generally managed by trustees, half of whom the unions appoint and half of whom various contributing employers appoint. We expensed the following amounts to these plans for the years ended December 31:

(in millions)	2010	2009	2008
Health and welfare	$345.9	$407.2	$532.4
Pension	3.3	267.1	554.1

Total	$349.2	$674.3	$1,086.5

The decrease in expense in 2009 and 2010 is due to a reduction in union headcount and a temporary cessation of contributions for the majority of our pension benefits beginning in the second half of 2009 and continuing throughout 2010. See further discussion in Note 9 “Liquidity”.

From January to August 2009, we deferred payment of certain of our contributions to multi-employer pension funds. These deferred payments have been accrued as operating expenses and the liability recorded as either debt or deferred contribution obligations. From August 2009 through May 2011, our obligations to make certain multi-employer pension contributions under certain of our collective bargaining agreements have been temporarily ceased, so no expense is required to be recognized. See Note 9 “Liquidity” for further discussion.

In 2006, the Pension Protection Act became law and modified both the Internal Revenue Code (as amended, the “Code”) as it applies to multi-employer pension plans and the Employment Retirement Income Security Act of 1974 (as amended, “ERISA”). The Code and ERISA (in each case, as so modified) and related regulations establish minimum funding requirements for multi-employer pension plans. The funding status of these plans is determined by many factors, including the following factors:

•	the number of participating active and retired employees;

•	the number of contributing employers;

•	the amount of each employer’s contractual contribution requirements;

•	the investment returns of the plans;

•	plan administrative costs;

•	the number of employees and retirees participating in the plan who no longer have a contributing employer;

•	the discount rate used to determine the funding status;

•	the actuarial attributes of plan participants (such as age, estimated life and number of years until retirement); and

•	the benefits defined by the plan.

If any of our multi-employer pension plans fails to:

•	meet minimum funding requirements;

•	meet a required funding improvement or rehabilitation plan that the Pension Protection Act may require for certain of our underfunded plans;

•	obtain from the IRS certain changes to or a waiver of the requirements in how the applicable plan calculates its funding levels; or

•	reduce pension benefits to a level where the requirements are met,

we could be required to make additional contributions to the pension plan. If any of our multi-employer pension plans enters critical status and our contributions are not sufficient to satisfy any rehabilitation plan schedule, the Pension Protection Act could require us to make additional contributions to the multi-employer pension plan from five to ten percent of the contributions that our labor agreement requires until the labor agreement expires. Our labor agreement, however, provides that if additional contributions are required that money designated for certain other benefits would be reallocated to pay for the additional contributions.

If we fail to make our required contributions to a multi-employer plan under a funding improvement or rehabilitation plan or if the benchmarks that an applicable funding improvement plan provides are not met by the end of a prescribed period, the IRS could impose an excise tax on us with respect to the plan. Such an excise tax would then be assessed to the plan’s contributing employers, including the Company. These excise taxes are not contributed to the deficient funds, but rather are deposited in the United States general treasury funds. The Company does not believe that the temporary cessation of certain of its contributions to applicable multi-employer pension funds from August 2009 through May 2011 will give rise to these excise taxes as these contributions are not required for this period.

Depending on the amount involved, a requirement to increase contributions beyond our contractually agreed rate or the imposition of an excise tax on us could have a material adverse impact on the financial results of YRC Worldwide.

As discussed above, pension benefits and in turn our contributions temporarily ceased in July 2009 in accordance with the terms of our modified labor agreement. This temporary cessation expires May 31, 2011 at which point we expect to resume contributions at a rate of 25% of the contribution rate as of July 1, 2009. The new pension contribution rate will require the approval of the affected multi-employer pension funds. We do not believe the temporary cessation precludes our exposure with respect to funding obligations or excise tax possibilities.

401(k) Savings Plans and Profit Sharing Plans

Effective December 31, 2008, we merged all domestic 401(k) savings plans and profit sharing plans into the YRC Retirement Savings Plan that continues to provide for both fixed matching percentage and a discretionary amount. In light of the current economy, as of January 1, 2009, we have suspended all employer matching contributions.

YRC Worldwide and its operating subsidiaries sponsored defined contribution plans, primarily for employees that collective bargaining agreements do not cover. The plans principally consist of contributory 401(k) savings plans and noncontributory plans. In 2008, the YRC Worldwide contributory 401(k) savings plan (YRC Retirement Savings Plan) consisted of both a fixed matching percentage and a discretionary amount. The maximum nondiscretionary company match for the YRC Worldwide plan was equal to 25% of the first 6% in cash and 25% of the first 6% in YRC Worldwide common stock, for a total match of 50% of the first 6% of before-tax participant contributions. Effective in October 2008, the entire employer match was satisfied with cash versus cash and common stock. Any discretionary contributions for the YRC Worldwide 401(k) savings plan are determined annually by the Board of Directors and may be in the form of cash, stock or other property. YRC Regional Transportation sponsored a 401(k) plan for its operating companies where eligible employees could contribute up to 50% of their cash compensation and each of the operating companies could contribute a discretionary amount. New Penn sponsored a 401(k) plan that provided for a company match similar to that provided by the YRC Worldwide plan. Employer contributions for the year ended December 31, 2008 were $24.7 million, of which $1.8 million related to YRC Logistics for the year ended December 31, 2008 and was included in our discontinued operations. There were no employer contributions in 2010 or 2009.

Effective January 1, 2004, YRC Worldwide established a noncontributory profit sharing plan that included a nondiscretionary company contribution based on years of participation service and compensation, with a maximum fixed contribution of 5% of compensation for more than ten years of participation service. This profit sharing plan also provided for a discretionary performance based contribution of a maximum of 2 1/2% of compensation. The Board of Directors determined any discretionary contributions annually. Contributions have been made in cash. In May 2008, this plan was suspended and effective December 31, 2008, merged into the YRC Retirement Savings Plan. New Penn provided a noncontributory profit sharing plan for employees not covered by collective bargaining agreements. Any contributions were discretionary employer contributions. Employer contributions to our noncontributory profit sharing plans in 2008 totaled $5.4 million. No amounts were contributed in 2010 or 2009.

Our employees covered under collective bargaining agreements may also participate in union-sponsored 401(k) plans. We do not make employer contributions to the plans on their behalf.

Performance Incentive Awards

YRC Worldwide and its operating subsidiaries each provide annual performance incentive awards and more frequent sales incentive awards to certain non-union employees, which are based primarily on actual operating results achieved compared to targeted operating results or sales targets and are paid in cash. Operating income in 2010, 2009, and 2008 included performance and sales incentive expense for non-union employees of $14.6 million, $8.0 million, and $21.9 million, respectively. We generally pay annual performance incentive awards in the first quarter of the following year and sales performance incentive awards on a monthly basis.

Other

We provide a performance based long-term incentive plan to key management personnel that provides the opportunity annually to earn cash and share unit awards based on a certain defined performance period. In addition, we utilize share units to further compensate certain levels of management and our Board of Directors. The share units are more fully described in the “Stock Compensation Plans” footnote. During the years ended December 31, 2010, 2009 and 2008, compensation expense related to these awards was $6.1 million, $6.9 million and $8.4 million, respectively.

9. Liquidity

The economic environment beginning in 2008, where market conditions were especially weak, and continuing in 2009 has had a dramatic effect on our industry and on our Company. The weak economic environment negatively impacted our customers’ needs to ship and, therefore, negatively impacted the volume of freight we serviced and the price we received for our services. In addition, we believe that many of our existing customers have reduced their business with us due to their concerns regarding our financial condition. In 2010, market conditions started to rebound and our customer base stabilized and as a result our volumes stabilized in the first quarter and began to grow sequentially, seasonally adjusted, throughout the remainder of the year. Pricing conditions in the industry, however, remain competitive and we believe that we will continue to face competition stemming from excess capacity in the market in the near term. As a result, we continue to experience lower year-over-year revenue (primarily a function of declining volume), operating losses and net losses.

Comprehensive Recovery Plan

In light of the past and current economic environment and the resulting challenging business conditions, we implemented, or are in the process of implementing, the following actions (among others) as part of our comprehensive recovery plan to reduce our cost structure and improve our operating results, cash flow from operations, liquidity and financial condition:

•	execution of an Agreement in Principle (as described below) with our stakeholders to restructure the balance sheet of the Company. See “Agreement in Principle” below.

•

amendments to our Credit Agreement (defined below) to, among other things, provide us greater access to the liquidity that our revolving credit facility provides and the continuation of the deferral of interest and fees that we pay to our lenders and deferred amendment fees, subject to the conditions that the amended Credit Agreement requires. See “Credit Agreement” below.

•

a renewal of, and amendments to, our ABS Facility (defined below) to, among other things, continue the deferral of a significant portion of the fees and deferred amendment fees in connection with our ABS Facility, subject to the conditions that the ABS Facility requires. See “ABS Facility” below.

•

amendments to our Contribution Deferral Agreement, pursuant to which the multi-employer pension funds agreed to continue the deferral of the payment of interest on our deferred obligations, and to defer the beginning of installment payments of previously deferred contributions, in each case, subject to the conditions that the Contribution Deferral Agreement requires. See “Contribution Deferral Agreement” below.

•

ratification of modifications to our labor agreement that, among other things, extended the expiration to March 31, 2015 and made changes to work rules designed to generate savings. See “Ratification of Labor Agreement Modification” below.

•

continuation of the temporary cessation of pension contributions to certain multi-employer pension funds from July 2009 through May 31, 2011, which cessation eliminates the need to recognize expense for these contributions during this period. See “Ratification of Labor Agreement Modification” below.

•

the issuance of $70 million of 6% Notes (defined below) used to satisfy the $45 million remaining 8 1/2% USF senior notes and $19.8 million of 5% and 3.375% contingent convertible notes. See “6% Notes” below.

•	the issuance of common stock for cash pursuant to an ATM Agreement (defined below). See “At Market Issuance Sales Agreement” below.

•	the sale of a majority of YRC Logistics in August 2010. See “Sale of YRC Logistics” below.

•	continuation of the wage reductions implemented in 2009 for substantially all of our employees (both union and non-union).

•	continuation of the suspension of company matching 401(k) contributions for non-union employees.

•

reductions in the number of terminals to adjust our transportation networks to current shipment volumes. At December 31, 2009, we operated 511 terminals; at December 31, 2010, we reduced the number of terminals we operate to 442.

•	the sale of excess property and equipment and the sale and leaseback of core operating facilities. See “Lease Financing Transactions” below.

•

reductions in our workforce to scale our business to current shipping volumes. At December 31, 2009, we had approximately 36,000 employees; at December 31, 2010, our workforce was reduced to approximately 32,000 employees.

•	other cost reduction measures in general, administrative and other areas.

•	changes to our overall risk management structure to reduce our letter of credit requirements in various states related to workers’ compensation insurance.

Certain of these actions are further described below. The final execution of our comprehensive recovery plan has a number of risks that are not within our control that may adversely impact our liquidity and compliance with the financial covenants in our credit facilities. There is no assurance that the Company will be successful in each of these actions. See “Risks and Uncertainties Regarding Future Liquidity” below.

Agreement in Principle

On February 28, 2011, we and the other Consenting Parties reached a non-binding agreement in principle in the form of a term sheet entitled “Summary of Principal Terms of Proposed Restructuring” or “Term Sheet” setting forth the material terms of our proposed Restructuring, thereby satisfying the AIP Condition in the Credit Agreement. The Restructuring is intended to improve our balance sheet and our liquidity with which to operate and grow our business and to position us to achieve long-term success for the benefit of our customers, employees, creditors and stockholders. The Term Sheet, by its terms, is not legally binding on us or any of the Consenting Parties nor is it a comprehensive list of all relevant terms and conditions of the Restructuring. The terms of any definitive agreements regarding a Restructuring may contain terms different than those contained in the Term Sheet.

In the event we and the other Consenting Parties enter into definitive documents reflecting the terms as contemplated by the Term Sheet, we anticipate that:

•	with respect to claims in outstanding borrowings, deferred interest and fees and letters of credit under the Credit Agreement,

(1)	the Lenders would receive in respect of a portion of such claims (a) a significant majority of our New Common Stock, and (b) certain newly issued convertible secured notes maturing on March 31, 2015 that are convertible into additional shares of New Common Stock (the “Restructured Convertible Secured Notes”),

(2)	the letters of credit facility under the Credit Agreement and outstanding letters of credit would remain in place and

(3)	we would enter into an amended term loan facility with the Lenders for a portion of remaining borrowing claims under the Credit Agreement not satisfied in (1) above;

•

additionally, the Lenders will purchase for cash, to be retained by us for use in our business, an additional tranche of newly issued convertible secured notes maturing on March 31, 2015 (the “New Money Convertible Secured Notes”);

•

the ABS Facility would be refinanced in full with an asset-based lending facility, which is expected to provide additional liquidity through a higher advance rate than the receivable purchase rate under the ABS Facility;

•

the note securing our deferred multi-employer pension contributions (the “Pension Note”) would be amended to (i) extend the maturity until March 31, 2015, (ii) defer any accrued interest and fees until maturity, (iii) provide for contract rate cash interest payments and (iv) eliminate any mandatory amortization payments (other than in connection with permitted sales of certain collateral);

•	holders of our current convertible notes would receive shares of New Common Stock in exchange for their current convertible notes;

•	in consideration for consent to the Restructuring by TNFINC on behalf of employees represented by the IBT, shares of New Common Stock would be issued for the benefit of those employees; and

•	our board of directors would consist of six members nominated by the Steering Committee, two members nominated by TNFINC and a chief executive officer-director.

In the event a Restructuring as contemplated by the Term Sheet is completed, we anticipate that our current stockholders will be very substantially diluted.

Unless and until definitive written agreements with respect to the Restructuring have been executed and delivered, neither we nor any of the other Consenting Parties will be under any legal obligation of any kind whatsoever with respect to the Restructuring. The Restructuring affects significant constituents who have not participated in the negotiation of the Term Sheet and who have not agreed to the Term Sheet, and as a result, certain of the terms set forth therein may change. Significant third-party approvals are required to support and complete the Restructuring on an out-of-court basis, including by lenders under the Credit Agreement and ABS Facility, TNFINC, the multi-employer pension funds and the holders of our current convertible notes. The completion of any out-of-court restructuring may also require an amendment to our certificate of incorporation that would need to be approved by our stockholders and any restructuring may require legislative changes to current law or other satisfactory action or arrangements to enable or facilitate approval by certain of the pension funds. The Restructuring is also subject to significant milestone completion conditions. Among such milestone completion conditions is the Pension Fund Condition, which has not been satisfied.

We cannot provide you with any assurances that we will reach agreement on the definitive terms of any restructuring. We cannot provide you with any assurances that the terms of any definitive agreements regarding a restructuring will not contain terms substantially and materially different that those described in this report. The Restructuring is also subject to the lack of unexpected or adverse litigation results. We cannot provide you with any assurances that any restructuring can be completed out-of-court or whether we will be required to implement the Restructuring under the supervision of a bankruptcy court, in which event, we cannot provide you with any assurances that the terms of any such restructuring will not be substantially and materially different from those described in this report or that an effort to implement an in-court restructuring would be successful.

Notwithstanding our reaching the AIP with the other Consenting Parties, we anticipate that we will continue to face risks and uncertainties regarding our short and medium-term liquidity. See “Risks and Uncertainties Regarding Future Liquidity” below.

CREDIT FACILITIES

We have two primary liquidity vehicles:

•

the Credit Agreement dated as of August 17, 2007 (as amended, the “Credit Agreement”), among the Company, certain of our subsidiaries, JPMorgan Chase, National Association, as administrative agent, and the other agents and lenders named therein, and

•	an asset-based securitization facility (as amended, the “ABS Facility”), whereby we receive financing through the sale of certain of our accounts receivable.

The Credit Agreement and the ABS Facility are collectively referred to herein as the “credit facilities”.

Credit Agreement

The Credit Agreement provides us with a $713.7 million senior revolving credit facility, including a $35 million sublimit available for borrowings under certain foreign currencies and a $550 million sublimit for letters of credit, and a senior term loan in an aggregate outstanding principal amount of approximately $257.1 million at December 31, 2010. During 2010 and into 2011, the Company entered into a number of amendments to the Credit Agreement that, among other things, addressed liquidity and covenant relief. Set forth below is a discussion of the terms of the Credit Agreement in its current form after giving effect to these amendments.

— Revolver Reserve

The revolver reserve is a sub-portion of the $713.7 million senior revolving credit facility. The revolver reserve is equal to the amount of mandatory prepayments that we make under the Credit Agreement of a varying percentage of net cash proceeds from certain asset sales beginning in 2009. These asset sales included sales of excess real estate, real estate subject to sale and leaseback, the Dedicated Fleet business and YRC Logistics.

The total amount of the revolver reserve was approximately $70.9 million at December 31, 2010. The Credit Agreement divides the revolver reserve into two blocks:

•

the existing revolver reserve (payroll) block; this block remains at $50.0 million until December 31, 2011 (or such later date as the Supermajority Lenders (at least 66 2/3% of exposure as defined in the Credit Agreement) shall agree), and the Company has not drawn this block as of March 14, 2011; and

•

the new revolver reserve block; this block was approximately $20.9 million at December 31, 2010, and the Company has not drawn this block as of March 14, 2011; this block will be increased by mandatory prepayments of a portion of net cash proceeds from certain asset sales and any excess cash flow sweeps.

The revolver reserve previously included a third block known as the existing revolver reserve block. The existing revolver reserve block was reduced to zero by mandatory prepayments in connection with certain asset sales.

Each block comprising a portion of the revolver reserve has its own separate conditions to borrowing, which include:

•	existing revolver reserve (payroll) block

•

after giving effect to each borrowing, unrestricted Permitted Investments (as defined in the Credit Agreement) are less than or equal to $125 million (or, $100 million to the extent that any Permitted Interim Loans (as defined in the Credit Agreement) are outstanding) (the “Anti-Cash Hoarding Condition”);

•	the Company has Interim Loan Availability (as defined in the Credit Agreement) and the draw on such existing revolver reserve (payroll) block does not exceed the Interim Loan Availability;

•	new revolver reserve block

•	satisfaction of the Anti-Cash Hoarding Condition;

•	the Company obtains the approval of the Supermajority Lenders (at least 66 2/3% of exposure as defined in the Credit Agreement); and

— Interest and Fee Deferrals

We continue to defer revolver and term loan interest, letters of credit fees and commitment fees from October 2009 through the fifth day (or if the fifth day is not a business day, the immediately following business day) following the Restructuring Closing Date (as defined below), or such later dates approved by the Supermajority Lenders but not later than December 31, 2011, subject to the conditions described below and that a Deferral Suspension Event or Deferral Termination Event (each as defined below) does not occur.

Our continued deferral of revolver and term loan interest, letters of credit fees and commitment fees was conditioned on the requirement that on or before February 28, 2011, the Consenting Parties reached an agreement in principle (the “AIP Condition”). On February 28, 2011, the Company and certain of its subsidiaries entered into Amendment No. 20 (the “Credit Agreement Amendment”) to the Credit Agreement. Pursuant to the terms of the Credit Agreement Amendment, the Required Lenders (at least 51% of exposure as defined in the Credit Agreement), the Agent and the Steering Group Majority acknowledged that the Term Sheet representing the agreement in principle satisfies the AIP Condition.

In addition, the following milestones must be achieved by the dates indicated (or such later dates approved by the Supermajority Lenders but not later than December 31, 2011):

•

on or before April 29, 2011, each document required to effectuate the Restructuring of the Company and its subsidiaries contemplated by the AIP must be in final form and acceptable to the Consenting Parties (the “Documentation Condition”). The Documentation Condition also includes the following additional requirements: (i) lenders representing at least 90% of exposure (as defined in the Credit Agreement) must sign an agreement supporting the Restructuring, (ii) subject to satisfaction of the Closing Condition (as defined below), TNFINC must consent to the Restructuring and waive any termination, modification similar rights under the Restructuring Plan (as defined below) such that the Restructuring Plan shall be fully binding on the parties thereto, (iii) subject to satisfaction of the Closing Condition, the Specified Pension Fund Deferral Transaction Documents (as defined in the Credit Agreement) must be amended to reflect the terms of the Restructuring and (iv) subject to satisfaction of the Closing Condition and to the extent deemed reasonably necessary, the ABS Facility (as defined below) must be amended to reflect the terms of the Restructuring.

•

on or before July 22, 2011, the Restructuring of the Company and its subsidiaries contemplated by the AIP must be effectuated and closed (the “Closing Condition”); provided, that the Closing Condition deadline will be May 31, 2011 if the Pension Fund Amendment Condition is not satisfied on or before that date (the “Restructuring Closing Date”). “Pension Fund Amendment Condition” means that the Specified Pension Fund Deferral Transaction Documents have been amended to extend the deferral of interest and amortization payments from May 31, 2011 to July 22, 2011, subject to earlier termination if the Documentation Condition or the Closing Condition is not satisfied by the applicable required date.

The failure to satisfy the Pension Fund Condition, Documentation Condition or the Closing Condition by the applicable required date is referred to herein as a “Milestone Failure.” If the Documentation Condition or the Closing Condition is not satisfied by the applicable required date, then (i) the deferral of interest and fees under the Credit Agreement will end on the fifth day (or if the fifth day is not a business day, the immediately following business day) following such failure and (ii) the Required Lenders may declare an event of default under the Credit Agreement.

The Pension Fund Condition which required we obtain, by March 10, 2011, the nonbinding agreement (on terms and conditions acceptable to Company, the Agent, the Steering Group Majority and TNFINC) of the Majority Funds (at least a majority of exposure as defined in the Contribution Deferral Agreement) to the terms of the Term Sheet (subject to the conditions included in the Term Sheet as applied to the Funds) has not been satisfied, and, as a result, a Milestone Failure has occurred. Due to the Milestone Failure, the Required Lenders have the right, but not the obligation, to declare an event of default under the Credit Agreement. We cannot provide any assurance that the Required Lenders will not declare an event of default under the Credit Agreement. Such a declaration would permit the lenders to terminate their commitments and allow the lenders or Agent to accelerate the repayment of amounts outstanding under the Credit Agreement, including deferred fees and interest. Such a declaration would also cause events of default or termination of our agreements to defer interest and other fees under our ABS Facility and Contribution Deferral Agreement and potentially cause cross default conditions in other debt, lease and other arrangements, as well as give the IBT the right to terminate its concessions under the modified NMFA. Although the Credit Agreement and a substantial portion of the Company’s indebtedness is classified as noncurrent ($837.3 million) at December 31, 2010, that indebtedness is expected to be reclassified to a current liability because the Required Lenders have the right, but not the obligation, to declare an event of default and cause all of the indebtedness under the Credit Agreement to become immediately due and payable, which could cause other indebtedness of the Company to also become immediately due and payable. If the Required Lenders declare an event of default under the Credit Agreement, we anticipate that we would seek protection under the Bankruptcy Code.

Commencing on January 1, 2011 while interest and fees are being deferred, (i) if after giving effect to an interest or fee payment on the applicable interest or fee payment date, the Available Interest Payment Amount (as defined in the Credit Agreement) on such interest or fee payment date would be equal to or greater than $150 million, the Company must make such payment in full in cash on such interest or fee payment date and (ii) to the extent that the Available Interest Payment Amount on any business day exceeds $225 million, the Company must apply the excess over $225 million to pay previously deferred interest and fees.

As of December 31, 2010, the amount of interest and letter of credit fees deferred under the Credit Agreement was $96.3 million. Additionally, we deferred amendment fees of $31.8 million in October 2009, which are fully earned but not due and payable until the earlier of December 31, 2011 or the occurrence of a Deferral Termination Event.

— Deferral Exceptions and Termination Events

There are Deferral Suspension Events or Deferral Termination Events with respect to the interest and fee deferral described above, including (among others) the following:

•

no further interest and fees will be deferred and all previously deferred amounts will become payable at the election of the Required Lenders, upon the occurrence of certain specified events, including (among others) the following, unless the Supermajority Lenders agree otherwise (each, a “Deferral Termination Event”):

•

the modification to our labor agreement (described below in “Ratification of Labor Agreement Modification”) terminates or is amended or otherwise modified (including, by the operation of any “snapback” or similar provisions) in any way that is adverse to the Company or the lenders in a manner that could reasonably be expected, individually or in the aggregate, to result in an impact of greater than $5 million in any calendar year;

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

— Mandatory Prepayments

Under the Credit Agreement, we are obligated to make mandatory prepayments (i) on an annual basis of any excess cash flow (as defined in the Credit Agreement), (ii) upon the receipt of net cash proceeds from certain asset sales and the issuance of equity (subject to the exception described below) and (iii) if we have an average liquidity amount for the immediately preceding five business days in excess of $250 million. The percentage of net cash proceeds received and the manner in which they are applied varies as set forth in greater detail in the Credit Agreement.

The Credit Agreement required us to prepay amounts outstanding under the Credit Agreement with 100% of the net cash proceeds received from the sale of YRC Logistics. These net cash proceeds were applied to outstanding unblocked revolver loans under the Credit Agreement (without a corresponding commitment reduction to the unblocked revolver) and the new revolver reserve block under the Credit Agreement was permanently reduced by 50% of that amount.

In 2010, our Credit Agreement allowed us to retain $15.4 million of net cash proceeds from the issuance of equity pursuant to the Sales Agreement (described below in “—At Market Issuance Sales Agreement”) without having to use the net cash proceeds to make a mandatory prepayment under the Credit Agreement. Any net cash proceeds we may receive from future issuances of equity pursuant to the Sales Agreement would be subject to the mandatory prepayment requirements under the Credit Agreement.

— Asset Sales

The Credit Agreement allowed us to receive up to $200 million of net cash proceeds from asset sales in 2010 and up to 10% of our consolidated total assets during each fiscal year thereafter, which limits do not include net cash proceeds received from certain asset sales, including the following:

•	the sale of real estate that constitutes first lien collateral of the pension funds pursuant to the Contribution Deferral Agreement, and

•	the sale of YRC Logistics.

We may only consummate future sale and leaseback transactions if the Required Lenders approve or have previously approved the transactions.

— Financial Covenants

The Credit Agreement requires that the Company maintain at least $25 million of Available Cash (as defined in the Credit Agreement) as of December 31, 2010 and from and after January 1, 2011. Available Cash is determined on each business day based on the average Available Cash as of the end of business for the immediately preceding three business days.

For the three consecutive fiscal quarters ending December 31, 2010, the minimum Consolidated EBITDA (as defined in the Credit Agreement) covenant was $100 million. The Credit Agreement does not include a minimum Consolidated EBITDA covenant in respect of the period ending March 31, 2011 and provides that the minimum EBITDA covenant for each fiscal quarter thereafter shall be in an amount to be agreed to by the Company, the Agent and the Required Lenders on or prior to April 29, 2011.

The Credit Agreement restricts the Capital Expenditures under the Credit Agreement for the periods set forth below from exceeding the levels set forth opposite such periods:

Period	Maximum Capital Expenditures
For the fourth fiscal quarter in 2010	$57,500,000
For the four fiscal quarters ending December 31, 2010	$115,000,000
For the first fiscal quarter in 2011	$20,000,000
For the second fiscal quarter in 2011	$35,000,000
For the third fiscal quarter in 2011	$70,000,000
For the fourth fiscal quarter in 2011	$70,000,000
For any single fiscal quarter in 2012	$50,000,000

— Annual Financial Statements

On February 28, 2011, we entered into Amendment No. 20 to the Credit Agreement that modified the affirmative covenant that required receipt of financial statements for fiscal year ended 2010 with an audit opinion that did not include a “going concern” qualification to permit receipt of an audit opinion with a “going concern” qualification.

As of December 31, 2010, we were in compliance with the covenants of our Credit Agreement. Subsequent to December 31, 2010, the Pension Fund Condition was not satisfied by the required date.

ABS Facility

During 2010, the Company renewed and entered into a number of amendments to its ABS Facility that, among other things, addressed liquidity and covenant relief. Yellow Roadway Receivables Funding Corporation (“YRRFC”), a special purpose entity and wholly-owned subsidiary of the Company, operates the ABS Facility. Below we discuss aspects of the ABS Facility in its current form after giving effect to the renewal and amendments.

— Maturity and Capacity

The ABS Facility is scheduled to expire on October 19, 2011. The ABS Facility is a facility with a maturity of less than one year because many of the purchasers of our accounts receivable underlying our ABS Facility finance their purchases by issuing short term notes in the commercial paper markets backed by these and other companies’ receivables. We have historically renewed the ABS Facility at or before its scheduled expiration. If we are unable to extend or renew the ABS Facility or replace it with an alternative financing, there is a substantial risk that we could not repay the entire facility or have funds sufficient to operate our business.

The aggregate commitments under the ABS Facility are currently $325 million, and the letter of credit facility sublimit is $84 million. At December 31, 2010, there was $5.3 million available capacity based on qualifying accounts receivables and certain other provisions under the ABS Facility.

— Financial Covenants

The financial covenants under the ABS facility for minimum consolidated EBITDA, available cash and capital expenditures are consistent with the Credit Agreement’s covenants. See “Credit Agreement—Financial Covenants” above.

On February 28, 2011, we entered into an amendment to the ABS Facility that modified a covenant under the ABS Facility to permit an audit opinion with respect to the Company’s financial statements for the fiscal year ended 2010 that contains a going concern qualification.

As of December 31, 2010, we were in compliance with the covenants of our ABS Facility. Subsequent to December 31, 2010, the Pension Fund Condition was not satisfied by the required date.

— Interest and Fee Deferrals

In connection with Amendment No. 18 to the ABS Facility, we paid fees to the Co-Agents (the “Closing Fees”). The Closing Fees were paid by the Company by the issuance to the Co-Agents (or their designees) of an aggregate of 1.0 million shares of unregistered restricted common stock of the Company of which 0.8 million shares were issued as of June 30, 2010 and the remaining 0.2 million shares were issued on July 22, 2010. To value these shares issued in lieu of cash fees, we completed a fair value analysis and concluded that the value of these shares as of June 30, 2010 was $3.0 million.

Interest and fees under the ABS Facility has been deferred as described below.

In October 2010, we paid the Co-Agents the interest and letter of credit, program and administration fees that were previously deferred, which was approximately $13 million. The portion of the interest and letter of credit, program and administration fees in excess of the interest and fees in place prior to February 12, 2009 began to again be deferred from October 20, 2010 until the Accelerated Deferred Fee Payment Date (as defined below), at which time YRRFC will begin to make cash payments for such interest and fees and prior deferred interest and fees will be due and payable. If the ABS Facility is refinanced the Accelerated Deferred Fee Payment Date, then YRRFC will not have to pay the interest and letter of credit, program and administration fees that are deferred from October 20, 2010.

The $10 million deferred commitment fee payable in two installments of $5 million on each of March 1, 2011 and April 30, 2011 (each a “Commitment Fee Payment Date”) has been deferred as described below. If a Milestone Failure (as defined in the Credit Agreement) does not occur on or prior to the applicable Commitment Fee Payment Date, then the portion of the commitment fee due on that date will be deferred until the Accelerated Deferred Fee Payment Fee (as defined below). However, if the ABS Facility is refinanced, then YRRFC will not have to pay any portion of the deferred commitment fee that is due and payable after the refinance date. In addition, if there is an Accelerated Deferred Fee Payment Date for any reason other than a Milestone Failure, any unpaid portion of the deferred commitment fee will be due and payable. A Milestone Failure has occurred because the Pension Fund Condition was not satisfied by the required date, and, as a result, a $5 million commitment fee will be due and payable on April 30, 2011 unless the Co-Agents agree to defer the due date. However, there can be no assurance that the Co-Agents will agree to defer the due date.

“Accelerated Deferred Fee Payment Date” means the earlier to occur of (i) the Amortization Date (as defined in the ABS Facility) and (ii) the Deferred Payment Termination Date.

“Deferred Payment Termination Date” means the earliest of the occurrence of (i) the earliest to occur of (a) the fifth day following February 28, 2011 (or if such fifth day is not a business day, the next succeeding business day) (as such date may be extended pursuant to the terms of this definition) unless the AIP Condition (as defined in the Credit Agreement) has been satisfied on or prior to February 28, 2011 (or such extended date), (b) the fifth day following April 29, 2011 (or if such fifth day is not a business day, the next succeeding business day) (as such date may be extended pursuant to the terms of this definition) unless the Documentation Condition has been satisfied in a manner acceptable to the Agents on or prior to April 29, 2011 (or such extended date) and (c) the fifth day following the Restructuring Closing Date (or if such fifth day is not a business day, the next succeeding business day) (or, in the case of each of the foregoing clauses (a), (b) and (c), such later date as may be agreed to by the Required Co-Agents and YRRFC, but in no event to be later than December 31, 2011) and (ii) any Deferral Termination Event (as defined in the Credit Agreement). On February 28, 2011, the Co-Agents acknowledged that the Term Sheet satisfies the AIP Condition.

For purposes of the ABS Facility, the dates above may be extended by the Required Co-Agents, but in no event to be later than December 31, 2011. For purposes of the extension of the dates above, “Required Co-Agents” means the Administrative Agent and the Co-Agents (other than the Falcon Agent) for two of the Banks Groups (as defined in the ABS Facility).

YRRFC will pay the Co-Agents an additional $5 million fee on the fifth business day following July 22, 2011 if the ABS Facility is not refinanced by that date.

All deferred fees will accrue and be payable on the Accelerated Deferred Fee Payment Date; provided, that, if the advance rate on the ABS Facility exceeds 50% on any business day, all or a portion of deferred fees will be immediately payable in an amount sufficient to reduce the effective advance rate to 50%. Upon the occurrence of a Deferral Suspension Event, the Company will no longer be permitted to defer fees under the ABS Facility; however, previously deferred fees will not become due and payable solely as a result of the occurrence of a Deferral Suspension Event and will be due on the Accelerated Deferred Fee Payment Date.

The ABS Facility provides for a 1% increase in the Default Rate, LIBOR Rate and LMIR (each as defined in the ABS Facility) on each of April 30, 2011 and June 30, 2011. The letter of credit fees will increase by 1% and the program and administrative fees will each increase by 0.5% on each of April 30, 2011 and June 30, 2011 if the ABS Facility is not refinanced by those dates.

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

— Servicer Defaults

A Servicer Default (as defined in the ABS Facility) will occur if, among other things,: (i) the IBT Agreement (as defined below) shall not be in full force and effect; (ii) the Co-Agents do not consent prior to a restructuring of the Company; or (iii) the Required Lenders declare an event of default under the Credit Agreement.

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

Contribution Deferral Agreement

We have entered into a Contribution Deferral Agreement, as amended, with 26 multi-employer pension funds, which provide retirement benefits to certain of our union represented employees, whereby pension contributions originally due to the funds were converted to debt. At December 31, 2010, $139.1 million of deferred contributions were subject to the terms of the Contribution Deferral Agreement. See “Ratification of Labor Agreement Modification” below.

— Amortization and Interest Deferral

The deferred amounts bear interest at the applicable interest rate set forth in the trust documentation that governs each pension fund and range from 4% to 18% as of December 31, 2010.

Outstanding deferred pension payments under the Contribution Deferral Agreement were originally required to be paid to the funds in one payment of $3.6 million in June 2009 with thirty-six equal monthly installments of the remainder payable on the 15th day of each calendar month commencing on January 15, 2010 (each a “CDA Amortization Payment”) and interest payments under the Contribution Deferral Agreement (each a “CDA Interest Payment”) were originally required to be made to the funds in arrears on the fifteenth day of each calendar month. However, all CDA Amortization Payments and CDA Interest Payments have been deferred through the earlier of (i) May 31, 2011 (unless prior to such date the Supermajority Funds (at least 90% of the exposure as defined in the Contribution Deferral Agreement) have agreed to continue deferring the CDA Amortization Payments and CDA Interest Payments) and (ii) the occurrence of a Senior Facility Deferred Payment Termination Date.

“Senior Facility Deferred Payment Termination Date” means the earliest of the occurrence of the earliest to occur of (i) the fifth day following February 28, 2011 (as such date may be extended) unless the AIP Condition has been satisfied on or prior to February 28, 2011 (or such extended date), (ii) the fifth day following April 29, 2011 (as such date may be extended) unless the Documentation Condition has been satisfied on or prior to April 29, 2011 (or such extended date) and (iii) fifth day following the Restructuring Closing Date (as such date may be extended). If the fifth day following the dates above is not a business day, then the Senior Facility Deferred Termination Date will be the immediately following business day. The dates above may be extended by the Majority Funds (greater than 50% of the exposure as defined in the Contribution Deferral Agreement), but in no event to be later than December 31, 2011.

On February 28, 2011, the Company and certain of its subsidiaries entered into Amendment No. 8 (the “CDA Amendment”) to the Contribution Deferral Agreement. Pursuant to the terms of the CDA Amendment, the Majority Funds acknowledged that the Term Sheet satisfied the AIP Condition.

For purposes of the Contribution Deferral Agreement, the AIP Condition, the Documentation Condition and the Closing Condition have the same meaning as such terms have in the Credit Agreement, except (i) the Documentation Condition does not require further documentation in respect of the ABS Facility and (ii) the Majority Funds must agree to any extension of the deadline applicable to the Documentation Condition or the Closing Condition.

All deferred amounts will become due and payable on December 31, 2011 unless the Majority Funds accelerate the due date, and no new amounts may be deferred, upon the occurrence of:

•

the earlier of (i) May 31, 2011 (unless prior to such date the Supermajority Funds) have agreed to continue deferring the CDA Amortization Payments and CDA Interest Payments) and (ii) the occurrence of a Senior Facility Deferred Payment Termination Date;

•	any Deferral Termination Event under the Credit Agreement;

•	certain events of default; and

•

the amendment, modification, supplementation or alteration of the Credit Agreement that imposes any mandatory prepayment, commitment reduction, additional interest or fee or any other incremental payment to the Lenders under the Credit Agreement unless the pension funds receive a proportionate additional payment in respect of the deferred pension obligations at the time an additional payment to the lenders under the Credit Agreement is required pursuant to the terms of the amendment, modification, supplementation or alteration. Granting of consent by the lenders under the Credit Agreement to permit an asset sale does not by itself trigger the provision described in the prior sentence.

As of December 31, 2010, interest deferred under the Contribution Deferral Agreement was $9.1 million. In addition to the deferred interest, we have also deferred the 2010 monthly payments for amounts originally due under the Contribution Deferral Agreement totaling approximately $46.4 million.

— Liquidity Mandatory Prepayment

The Company is required to prepay obligations under the Contribution Deferral Agreement if Liquidity (as defined in the Contribution Deferral Agreement) is greater than $250 million after deducting any amount due under the Credit Agreement by virtue of the Credit Agreement liquidity mandatory prepayment (as described in the Credit Agreement section above); provided that such prepayment obligation does not arise unless and until the excess Liquidity amount is equal to or greater than $1 million at any time. Under the Contribution Deferral Agreement, the calculation of Liquidity (as defined in the Contribution Deferral Agreement) conforms to the definition of Liquidity in the Credit Agreement except that the Liquidity test under the Contribution Deferral Agreement subtracts any commitment reduction or prepayment under the Credit Agreement.

— Collateral

As part of the Contribution Deferral Agreement, in exchange for the deferral of the contribution obligations, we pledged identified real property to the pension funds so that the pension funds have a first priority security interest in certain of the identified real property and a second priority security interest in other identified real property located throughout the U.S. and Mexico. We are required to prepay the deferred obligations to the extent that we sell any of the first lien property pledged to the pension funds with the net proceeds from the sale. We have made payments of $18.3 million pursuant to such sales to reduce our obligations to the pension funds during both of the years ended December 31, 2010 and 2009.

Ratification of Labor Agreement Modification

On September 24, 2010, we entered into the Agreement for the Restructuring of the YRC Worldwide Inc. Operating Companies and related Term Sheet/Proposal (the “IBT Agreement”) with the Teamsters National Freight Industry Negotiating Committee (“TNFINC”). TNFINC is the committee that the International Brotherhood of Teamsters (the “Teamsters”) has designated to represent the Teamster employees of the Company in connection with the IBT Agreement. Our eligible Teamster represented employees ratified the IBT Agreement on October 30, 2010.

Ratification of the IBT Agreement extended the current expiration of the National Master Freight Agreement (“NMFA”), which currently governs labor terms and conditions for most of the Company’s Teamster employees, from March 31, 2013 to March 31, 2015. The IBT Agreement provides the following:

•

the temporary cessation of the payment of pension contributions to the multi-employer pension funds (the “Funds”) in which the company’s subsidiaries participate would continue through May 31, 2011, at which time the Company’s subsidiaries would contribute to those Funds until the end of the extended term of the NMFA at the rate of 25% of the contribution rate in effect on July 1, 2009. The new pension contribution rate will require the approval of the Funds.

•

wage increases were provided for in 2013 and 2014 during the extended term of the NMFA, but the 15% wage reduction was also extended through the extended term of the NMFA and would apply to the new increases.

•	changes were made in the work rules applicable to the Company’s subsidiaries and made uniform across all regional and job classification supplemental agreements to the NMFA.

•	health and welfare contribution increases were set at 35 cents per hour during each year of the extended term.

•

TNFINC was given the right to approve certain changes of control applicable to the Company. If TNFINC approval is not received, TNFINC may declare the wage, benefit and work rule concessions null and void on a prospective basis.

•	in the event of a bankruptcy of the Company, TNFINC may declare the wage, benefit and work rule concessions null and void.

•	TNFINC would have the right to approve the various transactions comprising the Restructuring of the Company.

•

if TNFINC’s approval is not obtained for a restructuring of the Company, or if TNFINC determines that a restructuring is unlikely to be consummated, TNFINC may declare the wage, benefit and work rule concessions null and void on a prospective basis, and the Company would owe its Teamster employees an amount equal to the concessions that in fact benefited the Company prior to the termination.

•	TNFINC would have significant rights to participate in the restructuring/recapitalization discussions.

•

in deciding whether to give its approval to a restructuring, TNFINC could demand on behalf of Teamster represented employees of the Company’s subsidiaries additional compensation if negotiated performance triggers are met, equity participation, specified terms in the restructuring, specified indebtedness levels resulting from the transactions, governance rights and financial viability criteria.

•	the Company agreed to expand TNFINC’s board participation from one to two board members upon completion of a restructuring that TNFINC approves.

The IBT Agreement, as amended by that certain Certification and Amendment to TNFINC Term Sheet (the “IBT Amendment”) as of December 31, 2010, required the Company (i) on or before March 15, 2011 (the “Documentation Deadline”) to enter into definitive documentation with respect to and (ii) on or before May 13, 2011 (the “Closing Deadline”) to consummate a capital transaction that is acceptable to TNFINC (or, in the case of each of the foregoing clauses (i) and (ii), such later date as TNFINC may agree in its sole discretion).

On February 28, 2011 TNFINC, YRC Inc., USF Holland Inc. and New Penn Motor Express Inc. entered into a Certification and Second Amendment to TNFINC Term Sheet (the “Second IBT Amendment”) to extend (i) the Documentation Deadline to April 29, 2011 and (ii) the Closing Deadline to July 22, 2011 (or, in the case of each of the foregoing clauses (i) and (ii), such later date as TNFINC may agree in its sole discretion) (the “Extension Period”).

Unless TNFINC otherwise agrees, the Extension Period and the wage, work rule and benefit concessions set forth in the IBT Agreement (the “Concessions”) will terminate if any of the following events occur:

•

the Company enters into an effective amendment, modification or waiver to the Credit Agreement without the consent of TNFINC that either (i) grants additional collateral to the lenders under the Credit Agreement or (ii) requires the Company to make incremental payments of interest, fees or principal to the lenders under the Credit Agreement (in the case of (i) and (ii), which was not required by the terms of the Credit Agreement as of December 31, 2010).

•	the lenders under the ABS Facility do not fund the Company’s borrowing requests in accordance with the terms of the ABS Facility and past practice.

•

the occurrence of a material Event of Default (as defined in the Credit Agreement) or a material Servicer Default (as defined in the ABS Facility) that has not been cured or waived under the terms of the Credit Agreement or the ABS Facility, that results in a material adverse action or exercise of remedies by the lenders under the Credit Agreement or the ABS Facility, as applicable, against the Company or its subsidiaries; provided, that TNFINC must give five business days prior written notice to the Company of its election to terminate the extensions.

•	the lenders under the Credit Agreement have demanded payment of principal and interest upon the occurrence of an event of default under the Credit Agreement.

•	the Company’s board of directors authorizes an in-court restructuring for the Company or its subsidiaries or a petition is filed by a third party for an in-court restructuring.

•

the lenders under the Credit Agreement or the ABS Facility have terminated their existing deferral of fees and interest under the Credit Agreement or the ABS Facility; provided that TNFINC must give five business days prior written notice to the Company of its election to terminate the extensions.

In addition, the Extension Period and the Concessions terminate (i) April 29, 2011 in the event that the Company fails to enter into definitive documentation that is acceptable to TNFINC in its sole discretion by such date or (ii) July 22, 2011 in the event that the Restructuring is not consummated by such date, unless such dates are extended by TNFINC in its sole discretion.

6% Notes

In February 2010, we entered into a note purchase agreement with certain investors pursuant to which the investors agreed to purchase up to $70 million in aggregate principal amount of our 6% Notes. The sale of the 6% Notes was structured to occur in two closings. Pursuant to the note purchase agreement, we sold $49.8 million of the 6% Notes to the investors at the first closing in February 2010 and sold an additional $20.2 million of 6% Notes to the investors in the second closing in August 2010. The proceeds from the first closing were used in April 2010 to satisfy and discharge the Company’s remaining $45 million of outstanding 8 1/2% USF senior notes that were not previously exchanged in the Company’s debt-for-equity exchange offer in December 2009. The proceeds from the second closing were used in August 2010 to repurchase $19.8 million of the Company’s 5.0% net share settled contingent convertible notes due 2023 from holders that exercised their put rights.

The 6% Notes bear interest at 6%, payable in February and August of each year. Interest on the 6% Notes will be paid in cash; provided that the Company is permitted to pay interest on the 6% Notes through the issuance of additional shares of its common stock if the Company and its subsidiaries, collectively, determine in their reasonable judgment that they lack sufficient funds necessary to pay the entire amount of the interest then due and payable on the 6% Notes or is otherwise deferring scheduled payments of interest, commitment fees and letter of credit fees under any of the Credit Agreement or the ABS Facility (provided that the Company and its subsidiaries would be deemed to have sufficient funds to the extent they had available borrowing capacity under such financing facilities or other lines of credit or sources of capital that is permitted to be used for this purpose). The Company is prohibited by the terms of the Credit Agreement from paying cash interest on the 6% Notes during the period the lenders are deferring interest and fee payments and the Company continues to otherwise defer scheduled payments of interest, commitment fees and letter of credit fees under the Credit Agreement. As a result, the Company issued 211,228 shares and 219,191 shares of its common stock in respect of interest payments in August 2010 and February 2011, respectively.

The 6% Notes are convertible, at the note holder’s option, prior to the maturity date into shares of our common stock. The 6% Notes were initially convertible at a conversion price of $10.75 per share, which is equal to a conversion rate of approximately 93 shares per $1,000 principal amount of 6% Notes, subject to certain adjustments. The 6% Notes provide for caps within the second anniversary of the first closing such that any holder and its affiliates is not entitled to convert its 6% Notes to the extent that the holder and its affiliates would hold greater than 4.9% of the then outstanding common stock after such conversion, unless timely waived by the holder. The 6% Notes also provide a cap through stated maturity such that any holder and its affiliates is not entitled to convert its notes to the extent that the holder and its affiliates would own greater than 9.9% of the voting power of our stock. Beginning on February 23, 2012, we may convert the 6% Notes pursuant to a mandatory conversion into shares of our common stock if the market price of our common stock meets certain thresholds.

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

On August 2, 2010, we entered into a letter agreement (the “Letter Agreement”) with the investors to facilitate the issuance of the remaining $20.2 million of 6% Notes in the second closing. Pursuant to the Letter Agreement, we temporarily increased the conversion rate under the 6% Note indenture on the date of the second closing for a period of 20 days to 4,000 shares of our common stock per $1,000 in principal amount of 6% Notes (the “Adjusted Conversion Rate”). This had the effect of reducing the conversion price to $0.25 per share. Using this Adjusted Conversion Rate, the investors converted $590,000 of principal amount of their 6% Notes into an aggregate of 2,360,000 shares of our common stock. The 2,360,000 shares of common stock did not include any common stock to be issued to holders of 6% Notes in respect of interest on the 6% Notes that we paid on August 16, 2010 (in respect of the August 15th interest payment date set forth in the 6% Notes). Immediately following the 20-day period, the Conversion Rate reverted back to the initial conversion rate of approximately 93 shares of common stock per $1,000 in principal amount of the 6% Notes).

The 6% Notes indenture provides that the maximum number of shares of our common stock that can be issued in respect of the 6% Notes upon conversion or with respect to the payment of interest or in connection with the make whole premium or otherwise shall be limited to 8,075,200 shares of common stock for $70 million in aggregate principal amount of the 6% Notes, subject to certain adjustments. If the limit is reached, no holder is entitled to any other consideration on account of shares not issued. This limitation terminates if the holders of our common stock approve the termination of this limitation. As of March 14, 2011, a maximum of 5,284,781 shares of the Company’s common stock would be available for future issuances in respect of the 6% Notes. Such limitation on the number of shares of common stock issuable in respect of the 6% Notes applies on a pro rata basis to the approximately $69.4 million in aggregate principal amount of outstanding 6% Notes.

At Market Issuance Sales Agreement

On May 3, 2010, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with Wm Smith & Co and McNicoll, Lewis & Vlak LLC (the “Sales Agents”), under which we may sell up to the amount available for offer and sale under the currently effective Registration Statement on Form S-3 (Registration No. 333-159355) (the “Registration Statement”) of our common stock from time to time through the Sales Agents. The Registration Statement permits the issuance, from time to time, by us of shares of the Company’s common stock, preferred stock and warrants up to an aggregate initial offering price not to exceed $200 million. The Sales Agents may sell the common stock by any method permitted by law deemed to be an ‘at the market’ offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on the NASDAQ Global Select Market, on any other existing trading market for the common stock or to or through a market maker. The Sales Agents may also sell the common stock in privately negotiated transactions, subject to our approval. The compensation to the Sales Agents for sales of common stock sold pursuant to the Sales Agreement is an aggregate of 3.0% of the gross proceeds of the sales price of common stock sold with respect to the first $25.0 million of gross proceeds and an aggregate of 2.0% of the gross proceeds with respect to gross proceeds in excess of that amount.

The Sales Agreement will terminate on the earliest of (i) the sale of all of the common stock subject to the Sales Agreement, or (ii) termination of the Sales Agreement by the Company or the Sales Agents. Either Sales Agent may terminate the Sales Agreement as to itself at any time in certain circumstances, including the occurrence of a material adverse change that, in such Sales Agent’s judgment, may impair its ability to sell the common stock, or a suspension or limitation of trading of the Company’s common stock on the NASDAQ Global Select Market. We may terminate the Sales Agreement at any time upon five days prior notice while either Sales Agent may terminate the Sales Agreement as to itself at any time upon five days prior notice. The Sales Agreement contains customary representations, warranties and covenants.

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

During the three months ended June 30, 2010, we completed the sale of 1.8 million shares for net proceeds of $15.4 million as part of our at the market offerings. No additional at the market transactions were completed during the remainder of 2010. We used the proceeds for general corporate purposes. Our Credit Agreement allowed us to retain the net cash proceeds from the issuance of equity pursuant to the Sales Agreement in 2010 without having to use the net cash proceeds to make a mandatory prepayment under the Credit Agreement. Any net cash proceeds we may receive from future issuances of equity pursuant to the Sales Agreement would be subject to the mandatory prepayment requirements under the Credit Agreement.

Sale of YRC Logistics

In June 2010, we entered into an Equity Interest Purchase Agreement (the “Agreement”) with CEG Holdings, Inc. (now known as MIQ Holdings, Inc.) (“CEG”), a subsidiary of Austin Ventures to sell YRC Logistics for an aggregate of approximately $37.0 million in cash. On August 13, 2010, the Company and CEG, held the initial closing of the transactions contemplated by the Agreement. At the initial closing, CEG paid the Company approximately $33.6 million, which included $31.9 million of the purchase price and approximately $1.6 million for retained insurance claims. Approximately $2.3 million of the purchase price was deposited into an escrow account for subsequent closings of foreign subsidiaries and approximately $2.8 million of the purchase price was deposited into an escrow account (one-half of which will be held for 12 months and one-half will be held for 18 months) to satisfy certain indemnification claims by CEG that may arise. Following the initial closing, a succession of delayed closings and payments occurred to transfer certain foreign subsidiaries to CEG as required regulatory approvals and licensing transfers in foreign jurisdictions were obtained and we received an additional $1.9 million in cash proceeds. As of December 31, 2010 and March 14, 2011, one delayed closing remained for a total purchase price of $0.4 million. We collected an additional $11.9 million in cash proceeds during the fourth quarter of 2010 related to the final working capital adjustment agreed on between the Company and CEG.

Lease Financing Transactions

During 2010 and 2009, we received approximately $45 million and $315.5 million, respectively, in net cash proceeds from lease financing transactions with various parties. The underlying transactions included providing title of certain real estate assets to the issuer in exchange for agreed upon proceeds; however, the transactions did not meet the accounting definition of a “sale leaseback” and as such, the assets remain on our balance sheet and long-term debt (titled Lease Financing Obligations) is reflected on our balance sheet in the amount of the proceeds. We are required to make monthly lease payments, which are recorded as principal and interest payments under these arrangements, generally over a term of ten years, with effective interest rates ranging from 10% to 18.4%.

The Credit Agreement requires any net cash proceeds from real estate asset sales (other than sales of real estate on which the pension funds have a first priority security interest under the Contribution Deferral Agreement) received on or after January 1, 2009 to be applied as follows:

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

EXISTING LIQUIDITY POSITION

The following table provides details of the outstanding components and unused available (deficit) capacity under the Credit Agreement and ABS Facility (each, as defined below) at December 31, 2010 and 2009:

(in millions)	December 31, 2010	December 31, 2009
Capacity:
Revolving loan	$713.7	$950.0
ABS Facility	325.0	400.0

Total maximum capacity	1,038.7	1,350.0

Amounts outstanding:
Revolving loan	(142.9)	(329.1)
Letters of credit (12/31/10: $454.5 revolver; $61.2 ABS Facility)	(515.7)	(538.3)
ABS Facility borrowings	(122.8)	(146.3)

Total outstanding	(781.4)	(1,013.7)

ABS borrowing base restrictions	(135.7)	(178.2)
Restricted revolver reserves	(70.9)	(159.8)

Total restricted capacity	(206.6)	(338.0)

Unrestricted unused capacity (deficit) (12/31/10: $45.4 revolver; $5.3 ABS Facility)	$50.7	$(1.7)

As we sold certain assets, we used the net cash proceeds to pay down the outstanding revolving loan balance. The Credit Agreement provides that we increase the revolver reserves with a certain accumulated portion of those proceeds, which amount reduces our availability under the revolver by the same portion of those proceeds unless certain conditions to access and use revolver reserves for our liquidity needs are satisfied. As a result of this provision, the available capacity of our revolver was reduced by $70.9 million and $159.8 million at December 31, 2010 and 2009, respectively. After considering the revolver reserve amount of $70.9 million and outstanding usage, there was $45.4 million of unrestricted unused available capacity under the revolving loan at December 31, 2010. From January 1, 2011 to February 28, 2011, we have drawn down and utilized letters of credit of $40.4 million related to our revolver and as of February 28, 2011 our unrestricted unused available capacity is $0.6 million.

The ABS Facility provides capacity of up to $325 million based on qualifying accounts receivable of the Company and certain other provisions. At December 31, 2010, such provisions supported available capacity under the ABS Facility of $189.3 million. Considering these provision and outstanding usage, we had unrestricted unused capacity of $5.3 million at December 31, 2010. From January 1, 2011 to February 28, 2011, our ABS borrowing base increased to $211.3 million due to increased revenues and receivables. We have drawn down and utilized letters of credit of $20.0 million related to our ABS Facility and as of February 28, 2011 our unrestricted unused available capacity is $7.3 million.

Risks and Uncertainties Regarding Future Liquidity

In light of our recent operating results, we have satisfied our short term liquidity needs through a combination of borrowings under our credit facilities, retained proceeds from asset sales, sale/leaseback financing transactions, issuances of our common stock and 6% Notes and an income tax refund from the IRS. In an effort to further manage liquidity, we have also instituted the deferral of principal and interest payments under the Contribution Deferral Agreement and certain interest and fees due under our Credit Agreement and ABS Facility and we have received the benefit of wage reductions and other concessions from the modified NMFA (including prior modifications to the NMFA) including continued temporary cessation of pension contributions to multi-employer pension funds. Throughout 2010 we reviewed and into 2011 we continue to review the strategic and financing alternatives available to us and retained legal and financial advisors to assist us in this regard.

As described above, on February 28, 2011, we and the other Consenting Parties reached a non-binding agreement in principle in the form of a term sheet entitled “Summary of Principal Terms of Proposed Restructuring” setting forth the material terms of our potential Restructuring. The Restructuring is intended to improve our balance sheet and our liquidity with which to operate and grow our business and to position us to achieve long-term success for the benefit of our customers, employees, creditors and stockholders. The Term Sheet, by its terms, is not legally binding on us or any of the Consenting Parties nor is it a comprehensive list of all relevant terms and conditions of the Restructuring. The terms of any definitive agreements regarding a Restructuring may contain terms different than those contained in the Term Sheet.

Unless and until definitive written agreements with respect to the Restructuring have been executed and delivered, neither we nor any of the other Consenting Parties will be under any legal obligation of any kind whatsoever with respect to the Restructuring. The Restructuring affects significant constituents who have not participated in the negotiation of the Term Sheet and who have not agreed to the Term Sheet, and as a result, certain of the terms set forth therein may change. Significant third-party approvals are required to support and complete the Restructuring on an out-of-court basis, including by lenders under the Credit Agreement and ABS Facility, TNFINC, the multi-employer pension funds and the holders of our current convertible notes. The completion of any out-of-court restructuring may also require an amendment to our certificate of incorporation that would need to be approved by our stockholders and any restructuring may require legislative changes to current law or other satisfactory action or arrangements to enable or facilitate approval by certain of the pension funds. The Restructuring is also subject to significant milestone completion conditions, including those set forth below, as is further described above.

A Milestone Failure has occurred because the Pension Fund Condition which required we obtain, by March 10, 2011, the nonbinding agreement (on terms and conditions acceptable to Company, the Agent, the Steering Group Majority and TNFINC) of the Majority Funds (at least a majority of exposure as defined in the Contribution Deferral Agreement) to the terms of the Term Sheet (subject to the conditions included in the Term Sheet as applied to the Funds) was not satisfied by the required date, and, as a result, the Required Lenders have the right, but not the obligation, to declare an event of default under the Credit Agreement. We cannot provide any assurance that the Required Lenders will not declare an event of default under the Credit Agreement. If the Required Lenders declare an event of default under the Credit Agreement, we anticipate that we would seek protection under the Bankruptcy Code.

In addition to the Pension Fund Condition, other significant milestones and conditions for our Restructuring and the continuation of deferrals under the Credit Agreement, ABS Facility and Contribution Deferral Agreement and the continuation of cost savings under our labor agreements include, but are not limited to:

•

the Documentation Condition, the deadline for each document required to effectuate our Restructuring to be in final form and acceptable to the Consenting Parties on or before April 29, 2011 (or such later date approved by the Supermajority Lenders (as defined in the Credit Agreement) but not later than December 31, 2011); and

the Closing Condition, the deadline for the Restructuring to be effectuated and closed by July 22, 2011 (or such later date approved by the Supermajority Lenders but not later than December 31, 2011).

To continue to have sufficient liquidity to meet our cash flow requirements prior to completion of the Restructuring and through the remainder of 2011:

•	we must implement our proposed Restructuring within the milestone conditions as currently set forth in the AIP

•	our operating results must continue to stabilize or recover quarter-over-quarter and shipping volumes must continue to stabilize or recover quarter-over-quarter;

•	we must continue to have access to our credit facilities;

•	we must continue to defer payment of:

•	interest and fees to our lenders under the Credit Agreement

•	interest and facility fees to purchasers of our accounts receivable pursuant to the ABS Facility

•

interest and principal to our pension funds pursuant to the Contribution Deferral Agreement, in each case through the completion of the Restructuring and thereafter pursuant to the final terms of the Restructuring, as applicable;

•	the cost savings under our labor agreements, including wage reductions, temporary cessation of pension contributions and savings due to work rule changes, must continue;

•	the multi-employer pension funds must allow the Company’s subsidiaries to re-enter the plans at the reduced contribution rate pursuant to the terms of the IBT Agreement;

•	we must complete real estate sale transactions currently under contract as anticipated; and

•	we must continue to implement and realize substantial cost savings measures to match our costs with business levels and to continue to become more efficient.

Some or all of these factors are beyond our control and as such we anticipate that we will continue to face risks and uncertainties regarding our short and medium-term liquidity. We cannot provide you with any assurances that we will reach agreement on the definitive terms of any restructuring. We cannot provide you with any assurances that the terms of any definitive agreements regarding a restructuring will not contain terms substantially and materially different that those described in this report. The Restructuring is also subject to the lack of unexpected or adverse litigation results. We cannot provide you with any assurances that any restructuring can be completed out-of-court or whether we will be required to implement the Restructuring under the supervision of a bankruptcy court, in which event, we cannot provide you with any assurances that the terms of any such restructuring will not be substantially and materially different from those described in this report or that an effort to implement an in-court restructuring would be successful.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The uncertainty regarding the Company’s ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about the Company’s ability to continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future). Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to fund our operations through operating cash flows, existing credit facilities, sales of non-strategic assets and business lines and other capital market transactions, we would consider in court and out of court restructuring alternatives.

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

We have substantial debt and, as a result, significant debt service obligations. As of December 31, 2010, we had approximately $1.1 billion of secured indebtedness outstanding. We are deferring payment of (i) interest and fees to our lenders under the Credit Agreement, (ii) interest and facility fees to purchasers of our accounts receivable pursuant to the ABS Facility, and (iii) interest and principal to the multi-employer pension funds pursuant to the Contribution Deferral Agreement, and we are receiving the benefit of wage reductions and other concessions from the modified NMFA including continued temporary cessation of pension contributions to the multi-employer pension funds. As of December 31, 2010, the amounts deferred under the Credit Agreement, the ABS Facility and the Contribution Deferral Agreement were approximately $128.1 million, $17.7 million and $55.5 million respectively. In the event the conditions and cross-conditions under the Credit Agreement, the ABS Facility, the Contribution Deferral Agreement and the modified NMFA are not satisfied, and the Restructuring is not completed, the amounts deferred and the benefits realized under such agreements could become payable or reimbursable, as applicable. If we do not complete the Restructuring, is very unlikely we will be able to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness and other obligations when due. In such an event, we would likely be required to reorganize under Chapter 11 or liquidate under Chapter 7 of the Bankruptcy Code.

10. Debt and Financing

At December 31, total debt consisted of the following:

(in millions)	2010	2009
Revolving credit facility (capacity $713.7 and $950.0)	$142.9	$329.1
Term loan (par value of $257.1 and $111.5)	257.8	112.6
ABS borrowings, secured by accounts receivable (capacity $325.0 and $400.0)	122.8	146.3
USF senior notes ($45.0 par value)	—	45.3
Contingent convertible senior notes (stated at par value)	1.9	21.7
6% convertible senior notes ($69.4 par value)	56.1	—
Pension contribution deferral obligations	139.1	153.0
Lease financing obligations	338.4	318.9
Other	1.1	6.0

Total debt	$1,060.1	$1,132.9
Current maturities of long-term debt	(2.9)	(27.6)
Current maturities of lease financing obligations	(4.4)	(2.7)
Current maturities of pension contribution deferral obligations	(92.7)	(20.5)
ABS borrowings	(122.8)	(146.3)

Long-term debt	$837.3	$935.8

Senior Credit Facility

Our Credit Agreement, dated as of August 17, 2007, (the “Credit Agreement”) as amended, provides the Company with a $713.7 million senior revolving credit facility, including sublimits available for borrowings under certain foreign currencies, and a $257.8 million senior term loan. During 2010 and 2009, we entered into a number of amendments to our Credit Agreement that, among other things, addressed liquidity and covenant relief as discussed in the previous “Liquidity” note. The Credit Agreement, expiring August 17, 2012, also provides for letters of credit to be issued that reduces the borrowing capacity under the revolving credit facility. As of December 31, 2010, $142.9 million was drawn under the revolving credit facility, the term loan of $257.8 million was outstanding and $454.5 million letters of credit were issued. Based on these outstanding amounts, we had $45.4 million of unrestricted unused capacity under the Credit Agreement at December 31, 2010.

The revolving credit facility and term loan bear interest at LIBOR (with a floor of 350 basis points) plus 650 basis points (10.0% at December 31, 2010). Additionally, we are obligated to pay a facility fee equal to 1.0% of the total revolving credit facility commitment and a participation fee equal to 6.5% of outstanding letters of credit.

The Credit Agreement is secured by collateral of the Company and its domestic subsidiaries, including (i) receivables not securing the ABS Facility, (ii) intercompany notes not securing the ABS Facility, (iii) certain fee-owned real estate parcels, (iv) all rolling stock, (v) 100% of the stock of all domestic subsidiaries of the Company and (vi) 65% of the stock of certain first-tier foreign subsidiaries of the Company.

In connection with the various amendments to the Credit Agreement, we incurred fees to the consenting lenders and other third parties for 2010 and 2009 of approximately $12.0 and $71.5 million, respectively. Of the $71.5 million in 2009, payment of $31.8 million has been deferred until December 31, 2011, or the occurrence of a Deferred Termination Event and is included in “Other current and accrued liabilities” in the accompanying consolidated balance sheets.

As of December 31, 2010, we were in compliance with the covenants of our Credit Agreement. Subsequent to December 31, 2010, the Pension Fund Condition was not satisfied by the required date. Due to the Milestone Failure, the Required Lenders have the right, but not the obligation, to declare an event of default under the Credit Agreement.

Asset-Backed Securitization Facility

On October 20, 2010, we renewed and amended our asset-backed securitization (“ABS”) facility. The renewed facility will expire on October 19, 2011. The renewed facility (i) reduced the financing limit available under the ABS facility to $325 million ($400 million at December 31, 2009), (ii) provided for a 1% increase in the Default Rate, LIBOR Rate and LMIR (each defined in the ABS facility) on each of April 30, 2011 and June 30, 2011 and (iii) provided for a 1% letter of credit fee increase and a 0.5% program and administrative fee increase on each of April 30, 2011 and June 30, 2011. The interest rate under the ABS facility for conduits continues to be a variable rate based on A1/P1 rated commercial paper with an approximate interest rate of 0.35% at December 31, 2010, plus the program fee. The interest rate for Wachovia Bank, National Association is base LIBOR (with a floor of 350 basis points), plus 650 basis points (10.0% at December 31, 2010), as Wachovia no longer uses a conduit to purchase receivables under the ABS facility. All borrowings under the ABS facility are reflected on our balance sheet.

Throughout 2010, we entered into several amendments with respect to our ABS Facility. The ABS Facility amendments have, among other things, implemented minimum consolidated EBITDA, minimum available cash requirements and maximum capital expenditure requirements that are consistent with the Credit Agreement. In addition, they have reduced aggregate commitments under the ABS facility and modified certain calculations under the ABS Facility to reduce the impact of certain negative effects that the integration of Yellow Transportation and Roadway has had on the ability to borrow under the ABS facility. As of December 31, 2010, we were in compliance with the covenants of our ABS Facility. Subsequent to December 31, 2010, the Pension Fund Condition was not satisfied by the required date. Due to the Milestone Failure, a $5 million commitment fee will be due and payable on April 30, 2011 unless the Co-Agents agree to defer the due date. However, there can be no assurance that the Co-Agents will agree to defer the due date.

In conjunction with the 2010 and 2009 renewal and amendments of the ABS Facility, we incurred fees to the consenting lenders and other third parties of approximately $10.2 million and $23.6 million, respectively including the additional $5 million and $10 million fees referred to in the “Liquidity” note which payment was deferred.

The ABS facility utilizes the accounts receivable of the following subsidiaries of the Company: YRC Inc.; USF Holland Inc.; and USF Reddaway Inc. (the “Originators”). YRRFC, a special purpose entity and wholly owned subsidiary of the Company, operates the ABS facility. Under the terms of the ABS facility, the Originators may transfer trade receivables to YRRFC, which is designed to isolate the receivables for bankruptcy purposes. A third-party conduit or committed purchaser must purchase from YRRFC an undivided ownership interest in those receivables. The percentage ownership interest in receivables that the conduits or committed purchasers purchase may increase or decrease over time, depending on the characteristics of the receivables, including delinquency rates and debtor concentrations.

The Company unconditionally guarantees to YRRFC the full and punctual payment and performance of each of the Originators obligations under the ABS facility. YRRFC has pledged its right, title and interest in the guarantee to the Administrative Agent, for the benefit of the purchasers, under the Third Amended and Restated Receivables Purchase Agreement, as amended.

The table below provides the borrowing and repayment activity under the ABS facility, as well as the resulting balances, for the years ending December 31 of each period presented:

(in millions)	2010	2009
ABS obligations outstanding at January 1	$146.3	$147.0
Transfer of receivables to conduit (borrowings)	31.2	175.1
Redemptions from conduit (repayments)	(54.7)	(175.8)

ABS obligations outstanding at December 31	$122.8	$146.3

At December 31, 2010, our underlying accounts receivable supported total capacity under the ABS Facility of $189.3 million. In addition to the $122.8 million outstanding above, the ABS facility capacity was also reduced by outstanding letters of credit of $61.2 million resulting in available capacity of $5.3 million at December 31, 2010.

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

In October 2008, we exchanged 68,000 shares of common stock previously held in treasury for $13.2 million principal amount of our outstanding 5% net share settled contingent convertible senior notes due 2023. Based on the closing price of our common stock on the exchange dates, we recognized a pre-tax gain of approximately $5.3 million related to the exchanges. This gain is included in “Gain on debt redemption, net” in the accompanying statement of operations.

In December 2009, we exchanged $365.2 million in aggregate principal amount of the notes in the Exchange Offers (described below). After the exchange, $21.7 million in aggregate principal remained outstanding as of December 31, 2009.

In August 2010, we issued $20.2 million of 6% Notes (as described below) to fund the repurchase of $19.8 million of our outstanding 5% Contingent Convertible Senior Notes due 2023 pursuant to put options exercised on August 9, 2010.

The balance sheet classification of the New Notes between short-term and long-term is dependent upon certain conversion triggers, as defined in the applicable indentures. The contingent convertible notes include a provision whereby the note holder could require immediate conversion of the notes if, among other reasons, our credit rating for the new notes assigned by Moody’s was lower than B2 or if our credit rating for the new notes assigned by S&P was lower than B. At December 31, 2010 and 2009, our credit ratings were below these thresholds meeting the conversion trigger, and accordingly, the contingent convertible notes are classified as a short-term liability in the accompanying 2010 and 2009 consolidated balance sheets.

2009 Bond Exchange

On December 31, 2009, we completed exchange offers with certain holders of our outstanding debt securities (the “Exchange Offers”) whereby we exchanged 1.5 million shares of our common stock and 4.3 million shares of our Class A convertible preferred stock (38.3 million shares of common stock, on an as-if converted basis) for $470.2 million in aggregate principal amount of our notes and $5.2 million of accrued interest.

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

The exchange consideration consisting of shares of our common stock, received for any old notes tendered would result in full settlement of the old notes exchanged, and as such, we accounted for the exchange of the notes for shares of our common and preferred stock as a troubled debt restructuring. With respect to the contingent convertible notes, the fair value of such notes was compared to their carrying value to compute the related gain of $184.8 million. In addition, the carrying amount of the USF notes tendered was greater than the fair value of the shares of our common and preferred stock issued pursuant to the exchange consideration and resulted in a gain of $9.1 million. Collectively, these gains represent $56.75 per share for the year ended December 31, 2009.

In connection with the share issuances in exchange for old notes, we incurred $22.8 million of transaction costs that have been classified as a charge to capital surplus in the accompanying consolidated balance sheets.

6% Convertible Senior Notes Due 2014

As discussed in the previous “Liquidity” note, in 2010, we sold $70 million in aggregate principal amount of our 6% convertible senior notes due 2014 (the “6% Notes”), of which $590,000 has been converted into shares of our common stock.

Assuming that the entire outstanding aggregate principal amount of $69.4 million of 6% Notes had been converted at the note holders’ option as of December 31, 2010 and March 14, 2011, an aggregate of 5,503,972 shares and 5,284,781 shares, respectively, of our common stock would have been issued as a result of such conversion, including the make whole premium described above. As of December 31, 2010, 2,571,228 shares and as of March 14, 2011, 2,790,419 shares of common stock have been issued on account of the 6% Notes and a maximum of 5,284,781 additional shares of our common stock may be issued in respect of the 6% Notes as of March 14, 2011. Such limitation on the number of shares of common stock issuable in respect of the 6% Notes applies on a pro rata basis to all outstanding 6% Notes, which in effect limits the number of shares issuable in respect of the 6% Notes to approximately 76 shares per $1,000 in principal amount of the 6% Notes, or an effective conversion price of approximately $13.13 per share as of March 14, 2011.

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

Maturities

The principal maturities of total debt for the next five years and thereafter are as follows:

(in millions)	Term Loan (a)	Revolver	ABS	Contingent Convertible Senior Notes	6% Contingent Senior Notes (b)	Lease Financing Obligation	Pension Deferral	Total
2011	$—	$—	$122.8	$1.9	$—	$4.4	$92.7	$221.8
2012	257.1	142.9	—	—	—	3.5	46.4	449.9
2013	—	—	—	—	—	4.9	—	4.9
2014	—	—	—	—	69.4	6.5	—	75.9
2015	—	—	—	—	—	8.4	—	8.4
Thereafter	—	—	—	—	—	310.7	—	310.7

Total	$257.1	$142.9	$122.8	$1.9	$69.4	$338.4	$139.1	$1,071.6

(a)	The term loan due 2012 had a carrying value of $257.8 million at December 31, 2010, and a principal maturity value of $257.1 million.
(b)	The 6% contingent senior notes due 2014 had a carrying value of $56.1 million at December 31, 2010, and a principal maturity value of $69.4 million.
(c)	Lease financing obligations subsequent to 2015 of $310.7 million represent principal cash obligations of $61.5 million and the estimated net book value of the underlying assets at the expiration of their associated lease agreements of $249.2 million.

The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows at December 31:

	2010		2009
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Bank borrowings	$523.5	$396.8	$588.0	$433.8
Notes and other obligations	198.2	116.6	226.0	151.3
Lease financing obligations	338.4	338.4	318.9	318.9

Total debt	$1,060.1	$851.8	$1,132.9	$904.0

The fair values of our outstanding debt were estimated based on quoted market prices (level two inputs for fair value measurements), where available, or using the year end conversion price for convertible notes (level three inputs for fair value measurements). The carrying amount of the lease financing obligations approximates fair value. The carrying value of debt with an original maturity of less than one year approximates market value.

11. Stock Compensation Plans

We have reserved 3.0 million shares of our common stock for issuance to key management personnel under a long-term incentive and equity award plan implemented in 2004. As of December 31, 2010, 2.8 million shares remain available for issuance. The plan permits the issuance of restricted stock and share units, as well as options, stock appreciation rights, and performance stock and performance stock unit awards. Awards under the plan can be satisfied in cash or shares at the discretion of the Board of Directors. According to the plan provisions, the share units provide the holders the right to receive one share of our common stock upon vesting of one share unit. The plan requires the exercise price of any option equal to the closing market price of our common stock on the date of grant.

A summary of activity in our stock option plans is presented in the following table:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2007	9	$657.25
Granted	42	470.25
Exercised	—	—
Forfeited / expired	(3)	529.50

Outstanding at December 31, 2008	48	$501.25
Granted	651	90.25
Exercised	—	—
Forfeited / expired	(70)	118.25

Outstanding at December 31, 2009	629	$118.25
Granted	10,574	12.00
Exercised	—	—
Forfeited / expired	(31)	158.05

Outstanding at December 31, 2010	11,172	$17.62	9.1	$—
Exercisable at December 31, 2010	10,688	16.79	9.1	—

The total intrinsic value of options exercised was not material for the years ended December 31, 2010, 2009 and 2008.

On March 1, 2010, we formalized the Second Union Employee Option Plan that provided for a grant of up to 10.5 million options to purchase our common stock at an exercise price equal to $12.00 per share, of which all have been granted. As a part of the union wage reduction, we agreed to award a certain equity interest to all effected union employees. These options vested immediately, will expire 10 years from the grant date, and were exercisable upon shareholder approval, which was received on June 29, 2010, at our annual shareholder meeting.

On March 1, 2010, we also formalized the Second Union Employee Stock Appreciation Right Plan that provided for a grant of up to 10.5 million cash settled stock appreciation rights (“SARs”). These SARs terminated on June 29, 2010, upon approval of the Union Employee Option Plan discussed above.

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

We valued the award granted under the Second Union Employee Option Plan in 2010 using the above described model with the following weighted average assumptions:

2010
Dividend yield	—%
Expected volatility	173.2%
Risk-free interest rate	0.61%
Expected option life (years)	2.0
Fair value per option	$2.25

Based on the above fair value calculation, we recognized compensation expense of $25.0 million related to these outstanding stock option awards for the year ended December 31, 2010 which is included in “Equity based compensation expense” in our accompanying statement of consolidated operations.

On January 2, 2009, we awarded our non-union employees options to purchase up to an aggregate of 0.2 million shares of our common stock at an exercise price equal to $83.50 per share. The options will vest at the rate of 25% per year and will expire in 10 years. The options were granted subject to shareholder approval, which was received on May 14, 2009 at our annual shareholder meeting.

On January 2, 2009, we also adopted a Non-Union Employee Stock Appreciation Right (“SAR”) Plan that awarded up to 0.2 million cash settled SARs. These SARs terminated on May 14, 2009, upon the shareholder approval of the Non-Union Employee Option Plan discussed above.

We valued the award granted under the Non-Union Employee Option Plan in 2009 using the above described model with the following weighted average assumptions:

2009
Dividend yield	—%
Expected volatility	88.3%
Risk-free interest rate	1.6%
Expected option life (years)	4.0
Fair value per option	$51.50

Based on the above fair value calculation, we recognized compensation expense of $1.9 million related to these outstanding stock option awards for the year ended December 31, 2009 which is included in “Equity based compensation expense” in our accompanying statement of consolidated operations. Compensation expense will continue to be recognized ratably over the vesting period.

On February 12, 2009, we formalized a Union Employee Option Plan that provided for a grant of up to 0.5 million options to purchase our common stock at an exercise price equal to $93.50 per share, of which all have been granted. As a part of the union wage reduction, we agreed to award a certain equity interest to all effected union employees. These options vested immediately, will expire 10 years from the grant date, and are exercisable after a twelve month period beginning for a substantial majority of options in February 2009. These options were granted subject to shareholder approval, which was received on May 14, 2009, at our annual shareholder meeting.

On February 12, 2009, we also formalized the Union Employee Stock Appreciation Right Plan that provided for a grant of up to 0.5 million cash settled SARs. These SARs terminated on May 14, 2009 upon the shareholder approval of the Union Employee Option Plan discussed above.

We valued the award granted under the Union Employee Option Plan in 2009 using the above described model with the following weighted average assumptions:

2009
Dividend yield	—%
Expected volatility	120.6%
Risk-free interest rate	0.9%
Expected option life (years)	2.0
Fair value per option	$47.75

Based on the fair value calculation above, we recognized compensation expense of $21.0 million related to these outstanding stock option awards for the year ended December 31, 2009, which is included in “Equity based compensation expense” in our accompanying statement of consolidated operations.

In May 2008, we granted option awards to purchase approximately 40,000 shares of our common stock to approximately 2,200 employees. This grant was made in lieu of a portion of the employees’ annual incentive opportunity for 2008. The options vest in one-third increments on January 1, 2009, 2010 and 2011, and expire ten years from the date of the grant.

We valued the options granted in 2008 using the above described model with the following weighted average assumptions:

2008
Dividend yield	—%
Expected volatility	48.1%
Risk-free interest rate	2.7%
Expected option life (years)	3.0
Fair value per option	$164.75

The following table summarizes information about stock options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares (in thousands)	Weighted Average Remaining Contractual Years	Weighted Average Exercise price	Shares (in thousands)	Weighted Average Exercise price
$ 0.00 – 12.00	10,548	9.18	$12.00	10,188	$12.00
$ 12.01 – 83.50	148	7.92	75.56	33	83.45
$ 83.51 – 93.50	441	8.12	93.50	441	93.50
$ 93.51 and over	35	6.66	507.59	26	522.19

A summary of the activity of our nonvested restricted stock and share unit awards is presented in the following table:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2007	43	$1,161.50
Granted	21	374.75
Vested	(15)	1,222.00
Forfeited	(2)	901.50

Nonvested at December 31, 2008	47	$808.00
Granted	35	87.00
Vested	(9)	1,113.00
Forfeited	(2)	653.00

Nonvested at December 31, 2009	71	$422.75
Granted	—	—
Vested	(14)	795.20
Forfeited	(15)	148.73

Nonvested at December 31, 2010	42	$389.52

We recognize expense on a straight-line basis over the vesting term. The vesting provisions for the restricted stock units and the related number of units awarded during the year ended December 31 are as follows:

	Units (in thousands)
Vesting Terms	2010	2009	2008
• 100% on the third anniversary of the date of grant	—	27	19
• Ratably over three years	—	8	2

Total restricted stock units granted	—	35	21

As of December 31, 2010 and 2009, there was $0.3 million and $4.4 million, respectively of unrecognized compensation expense related to nonvested share-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 0.9 years. The fair value of nonvested shares is determined based on the closing trading price of our shares on the grant date. The fair value of shares vested during the years ended December 31, 2010 and 2009, was not material.

At December 31, 2010, none of the outstanding awards under our stock compensation plans provide dividend participation features.

12. Income Taxes

We use the asset and liability method to reflect income taxes on our financial statements. We recognize deferred tax assets and liabilities by applying enacted tax rates to the differences between the carrying value of existing assets and liabilities and their respective tax basis and to loss carryforwards. Realizable tax credit carryforwards are recorded as deferred tax assets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change occurs. We assess the validity of deferred tax assets and loss and tax credit carryforwards and provide valuation allowances when we determine it is more likely than not that such assets, losses, or credits will not be realized. We have not recognized deferred taxes relative to foreign subsidiaries’ earnings that are deemed to be permanently reinvested. Any related taxes associated with such earnings are not material.

Deferred tax liabilities (assets) were comprised of the following at December 31:

(in millions)	2010	2009
Depreciation	$338.5	$390.3
Prepaid expenses and other	0.3	4.5
Deferred revenue	12.2	11.0
Intangibles	29.5	37.6
Gain on debt redemption	64.8	65.2
Other	26.2	16.8

Gross tax liabilities	471.5	525.4

Claims and insurance	(202.1)	(216.2)
Allowance for doubtful accounts	(5.0)	(10.1)
Net operating loss carryforwards	(147.5)	(82.8)
Employee benefit accruals	(233.1)	(213.1)
Revenue reserves	(5.3)	(5.8)
Other	(78.4)	(68.4)

Gross tax assets	(671.4)	(596.4)

Less valuation allowance	200.3	110.6

Net tax assets	(471.1)	(485.8)

Net tax liability	$0 .4	$39.6

Current income tax receivable was $13.3 million and $78.9 million as of December 31, 2010 and 2009, respectively, and is included in “Prepaid expenses and other” in the accompanying balance sheets.

The Company has carried back the 2010 taxable loss to the extent allowed claiming refunds of $10.1 million. As of December 31, 2010, the Company has a remaining 2010 Net Operating Loss carryforward of approximately $320.1 million which will expire in 2030 if not used. As of December 31, 2010, the Company has foreign tax credit carryforwards of approximately $15.9 million which will expire between 2014 and 2018 if not used.

As of December 31, 2010 and 2009, valuation allowances of $200.3 million and $110.6 million have been established for certain deferred tax assets because, based on available sources of taxable income it is more likely than not that those assets will not be realized. The increase in the valuation allowance for 2010 would have been approximately $52 million higher except for the fact that the 2008 Net Operating Loss carryforward, for which a deferred tax asset had been recorded at December 31, 2009, is now expected to be used to offset a pending IRS audit adjustment for years 2006-2008 related to an uncertain tax position. The 2008 Net Operating Loss was subject to a valuation allowance and a limitation on its use at December 31, 2009.

A reconciliation between income taxes at the federal statutory rate and the consolidated effective tax rate follows:

	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net	3.8	(0.1)	0.6
Goodwill and equity investment impairment	(1.1)	(1.2)	(18.5)
Gain on debt redemption	—	5.8	—
Valuation allowance	(13.7)	(12.3)	—
Other, net	1.4	2.1	0.5

Effective tax rate	25.4%	29.3%	17.6%

The income tax provision (benefit) consisted of the following:

(in millions)	2010	2009	2008
Current:
U.S federal	$3.1	$(77.0)	$(22.9)
State	(21.1)	1.5	3.1
Foreign	1.6	6.4	1.9

Current income tax provision (benefit)	$(16.4)	$(69.1)	$(17.9)

Deferred:
U.S federal	$(82.3)	$(159.6)	$(139.1)
State	(5.3)	(32.3)	(17.1)
Foreign	1.5	(1.7)	(1.9)

Deferred income tax provision (benefit)	$(86.1)	$(193.6)	$(158.1)

Income tax provision (benefit) from continuing operations	$(102.5)	$(262.7)	$(176.0)

Based on the income (loss) before income taxes:
Domestic	$(389.1)	$(865.7)	$(992.8)
Foreign	(14.5)	(31.2)	(8.8)

Income (loss) before income taxes from continuing operations	$(403.6)	$(896.9)	$(1,001.6)

Uncertain Tax Positions

A rollforward of the total amount of unrecognized tax benefits for the years ended December 31 is as follows:

(in millions)	2010	2009
Unrecognized tax benefits at January 1	$84.8	$199.8

Increases related to:
Tax positions taken during a prior period	13.3	2.1
Tax positions taken during the current period	—	0.8

Decreases related to:
Tax positions taken during a prior period	(53.0)	(118.6)
Lapse of applicable statute of limitations	—	(0.4)
Settlements with taxing authorities	—	1.1

Unrecognized tax benefits at December 31	$45.1	$84.8

Included in the $45.1 million of unrecognized tax benefits at December 31, 2010 was $28.9 million of benefits that, if recognized, would affect the effective tax rate. We accrued interest of $2.5 million and reversed $5.7 million of previously accrued interest on uncertain tax positions during the year ended December 31, 2010 for a net reduction of $3.2 million. The reversal related primarily to a favorable resolution of a prior uncertain position. We accrued $7.0 million and $5.6 million of interest for each of the years ended December 31, 2009 and 2008. The total amount of interest accrued for uncertain tax positions is $17.6 million and $20.8 million as of December 31, 2010 and 2009, respectively. We have not accrued any penalties relative to uncertain tax positions. We have elected to treat interest and penalties on uncertain tax positions as interest expense and other operating expenses, respectively.

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

In connection with their audit of the Company’s 2005 tax return the IRS has proposed adjustments relative to certain transactions of our former captive insurance company, YRC Assurance Co., Ltd. (“YRCA”), which was dissolved in September 2009. We believe the proposed adjustments are not valid and are litigating the issue. The IRS has also audited our 2006-08 returns and proposed adjustments for YRCA transactions in those years, for which we have filed an administrative appeal. Any change by IRS to the 2005-2008 tax returns would be fully offset by a corresponding increase in the 2009 taxable loss that would be carried back to those years, resulting in no net tax exposure.

Tax years that remain subject to examination for our major tax jurisdictions as of December 31, 2010:

	YRC Worldwide	Pre-acquisition tax years
USF Corporation

Statute remains open	2005-2010	2000-2004
Tax years currently under examination/exam completed	2005-2008	2000-2004
Tax years not examined	2009-2010	None

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

Revenue from foreign sources totaled $170.8 million, $164.7 million, and $230.3 million in 2010, 2009 and 2008, respectively, and is largely derived from Canada, Asia and Mexico. Long-lived assets located in foreign countries totaled $19.2 million, $25.9 million and $22.3 million at December 31, 2010, 2009 and 2008, respectively.

The following table summarizes our operations by business segment:

(in millions)	National Transportation	Regional Transportation	Truckload	Corporate / Eliminations	Consolidated
2010
External revenue	$2,884.8	$1,352.8	$78.0	$19.0	$4,334.6
Intersegment revenue	—	1.1	31.6	(32.7)	—
Operating loss	(199.7)	(3.8)	(10.5)	(16.6)	(230.6)
Identifiable assets	1,612.3	864.3	49.8	66.5	2,592.9
Capital expenditures, net	(69.4)	3.1	0.6	3.1	(62.6)
Depreciation and amortization	105.5	63.6	8.8	20.6	198.5
Impairment charges	3.3	2.0	—	—	5.3
Equity investment impairment	—	—	—	12.3	12.3

2009
External revenue	$3,489.3	$1,322.4	$71.5	$(12.2)	$4,871.0
Intersegment revenue	—	0.2	40.9	(41.1)	—
Operating loss	(742.8)	(126.7)	(8.7)	(12.2)	(890.4)
Identifiable assets	1,807.8	1,023.0	59.6	44.6	2,935.0
Capital expenditures, net	(89.0)	(13.2)	0.1	5.7	(96.4)
Depreciation and amortization	131.0	66.2	9.0	35.4	241.6
Equity investment impairment	—	—	—	30.4	30.4

2008
External revenue	$6,303.2	$1,973.4	$79.2	$(37.1)	$8,318.7
Intersegment revenue	1.7	0.7	41.3	(43.7)	—
Operating loss	(749.4)	(147.8)	(11.6)	(22.9)	(931.7)
Identifiable assets	2,362.6	1,207.8	71.4	148.9	3,790.7
Capital expenditures, net	52.3	(3.8)	(0.5)	14.6	62.6
Depreciation and amortization	138.7	66.5	10.5	32.7	248.4
Impairment charges	776.7	89.7	—	—	866.4

14. Shareholders’ Equity

On December 31, 2009, we issued 4.3 million shares of preferred stock in exchange for certain outstanding notes. The Class A preferred stock had a par value of $1.00 per share and a liquidation preference of $50.00 per share; holders were entitled to vote with holders of common stock on an as-if converted basis, and each share of preferred stock was entitled to 8.81 votes per share. The preferred stock did not accrue dividends and was not subject to any mandatory redemption. Our preferred stock was recorded at $90.67 per share and was classified as a Level 3 instrument within the fair value hierarchy, as its valuation required substantial judgement and estimation of factors that were not observable in the market due to the lack of tracking of the preferred stock at December 31, 2009.

On February 17, 2010, the Company’s stockholders at a special meeting approved the following:

•

an amendment to the Company’s Certificate of Incorporation to reduce the par value of the Company’s common stock from $1.00 to $0.01 per share; and increase the number of authorized shares of the Company’s capital stock from 9.8 million shares to 85.0 million shares of which five million shares are preferred stock, par value $1.00 per share, and 80.0 million shares are common stock, par value $0.01 per share; and

•

an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock following the effectiveness of the par value reduction and the authorized share increase described above, at a ratio to be determined by the Company’s board of directors and within a range of one-to-five to one-for-25; and reduce the number of authorized shares of the Company’s common stock by the reverse split ratio;

On February 17, 2010, the Company filed the amendment to its Certificate of Incorporation to increase its authorized common stock and change the par value of the stock. Effective with that amendment, 4.3 million shares of the Class A preferred stock automatically converted into 38.3 million shares of common stock at a ratio of 8.81 shares of common stock for each share of Class A preferred stock.

As discussed in Note 9 “Liquidity”, on May 3, 2010, we entered into an At Market Issuance Sales Agreement. During the three months ended June 30, 2010, we sold 1.8 million shares for net proceeds of $15.4 million. No additional At the Market transactions were completed during the remaining period in 2010.

In connection with Amendment No. 18 to the ABS Facility, we paid fees to the Co-Agents (the “Closing Fees”). The Closing Fees were paid by the Company by the issuance to the Co-Agents (or their designees) of an aggregate of 1.0 million shares of common stock of the Company, par value $0.01 per share, of which 0.8 million were issued as of June 30, 2010 and the remaining 0.2 million were issued on July 22, 2010.

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

The following reflects the activity in the shares of our preferred and common stock for the years ended December 31:

	Preferred Shares		Common Shares
(in thousands)	2010	2009	2010	2009	2008
Beginning balance	4,346	—	3,965	2,497	2,460
Issuance of equity in exchange for debt	—	4,346	—	1,460	—
Conversion of preferred stock to common stock	(4,346)	—	38,289	—	—
Shares issued for long-term debt	—	—	2,571	—	—
Shares issued for amendment closing fees	—	—	1,016	—	—
At the market issuances	—	—	1,795	—	—
Exercise of stock options	—	—	—	—	1
Issuance of equity awards, net	—	—	48	8	10
Employer contribution to 401(k) plan	—	—	—	—	26

Ending balance	—	4,346	47,684	3,965	2,497

Our current Credit Agreement restricts the ability of YRC Worldwide to declare dividends on its outstanding capital stock.

15. Earnings per Common Share

Due to the issuance of the Class A preferred stock on December 31, 2009, we have adopted FASB ASC Topic 260-10-45-60 which provides clarification of what is meant by a “participating security” and provides guidance on applying the two-class method for computing earnings per share (“EPS”). The new preferred stock was determined to be a participating security as it could participate in dividends with common stockholders according to a predetermined formula. However, due to our current loss position and the fact that no dividends have been declared or paid in 2010 or 2009, the two class method did not impact our basic or diluted EPS calculation for any of the periods presented in the accompanying statements of consolidated operations in which the Class A preferred stock was outstanding.

We present both basic and diluted EPS amounts. Basic EPS is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury stock method for stock options and restricted stock units, the if-converted method for preferred stock, and assumes conversion of our convertible senior notes based on the related fiscal year financial data.

The impacts of the preferred stock, options and restricted stock units were excluded from the calculation of diluted earnings per share because the effects are antidilutive. In addition, the computation of the assumed conversion of the convertible senior notes includes inputs of the year-to-date average stock price relative to the stated conversion price. If this relationship is such that the year-to-date average stock price is less then the stated conversion price, the computed shares would be antidilutive under the treasury stock method.

Antidilutive options and share units were 11,200,000, 699,920 and 94,640 at December 31, 2010, 2009 and 2008, respectively. Antidilutive convertible senior note conversion shares were 7,080 at December 31, 2009 and 2008 with no corresponding amount at December 31, 2010. Antidilutive 6% convertible senior note conversion shares were 5,503,972 as of December 31, 2010 with no corresponding amount at December 31, 2009 and 2008.

16. Commitments, Contingencies, and Uncertainties

Financial Matters

We incur rental expenses under noncancelable lease agreements for certain buildings and operating equipment. Rental expense is charged to “Operating expense and supplies” or “Purchased transportation” on the accompanying statements of operations. Rental expense was $77.4 million, $121.5 million, and $132.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, we were committed under noncancelable lease agreements requiring minimum annual rentals payable as follows:

(in millions)	2011	2012	2013	2014	2015	Thereafter
Minimum annual rentals	$61.8	$36.3	$21.0	$11.9	$8.6	$18.0

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

As of December 31, 2010 we have approximately $22.7 million committed for capital expenditures to be completed during 2011.

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

On March 3, 2010, the Court entered an order consolidating three of the four cases and, on April 1, 2010, the plaintiffs filed a consolidated complaint. The consolidated complaint asserted the same claims as the previously-filed complaints but named as defendants certain former officers of the Company in addition to those current officers and directors that had already been named. The fourth case (Franklin) was consolidated with the first three cases on May 12, 2010.

The defendants moved to dismiss the consolidated complaint on June 1, 2010. The court granted the defendants’ motion to dismiss with respect to the claim that defendants breached their fiduciary duties by failing to disclose information to plan participants but refused to dismiss the remainder of the plaintiffs’ claims.

The plaintiffs filed a motion on October 1, 2010 requesting that the court certify a class consisting of all persons, excluding defendants and their immediate family members, who were participants in the YRC Worldwide 401(k) Plan (or plans that merged with the plan), at any time between October 25, 2007 and the present and whose plan accounts included investments in YRCW common stock (directly and/or through shares in the Company stock fund). Defendants’ filed their opposition to this motion on January 20, 2011. In the meantime, the parties are continuing discovery on the merits of the plaintiffs’ claims.

ABF Lawsuit

On November 1, 2010, ABF Freight System, Inc. (“ABF”) filed a complaint in the U.S. District court for the Western District of Arkansas against several parties, including YRC Inc., New Penn Motor Express, Inc. and USF Holland Inc. (each a subsidiary of the Company and collectively, the “YRC Defendants”)) and the International Brotherhood of Teamsters and the local Teamster unions party to the National Master Freight Agreement (“NMFA”) alleging violation of the NMFA due to modifications to the NMFA that have provided relief to the YRC Defendants without providing the same relief to ABF. The complaint seeks to have the modifications to the NMFA declared null and void and seeks damages of $750 million from the named defendants. The Company believes the allegations are without merit and intends to vigorously defend the claims.

On December 17, 2010, the U.S. District Court for the Western District of Arkansas dismissed the complaint. ABF appealed the dismissal on January 18, 2011 to the U.S. Court of Appeals for the 8th Circuit. ABF filed its brief on February 18, 2011, and the YRC Defendants filed their brief on March 7, 2011. ABF’s reply brief is due on March 21, 2011.

Securities Class Action Suit

On February 7, 2011, a putative class action was filed in the United States District Court for the District of Kansas on behalf of purchasers of the Company’s securities between April 24, 2008 and November 2, 2009, inclusive (the “Class Period”), seeking to pursue remedies under the Securities Exchange Act of 1934, as amended. The complaint alleges that, throughout the Class Period, the Company and certain of its officers failed to disclose material adverse facts about the Company’s true financial condition, business and prospects. Specifically, the complaint alleges that defendants’ statements were materially false and misleading because they misrepresented and overstated the financial condition of the Company and caused shares of the Company’s common stock to trade at artificially inflated levels throughout the Class Period. The plaintiff seeks to recover damages on behalf of all purchasers of the Company’s securities during the Class Period. The Company believes the allegations are without merit and intends to vigorously defend the claims.

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

17. Condensed Consolidating Financial Statements

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

The following represents condensed consolidating financial information as of December 31, 2010 and 2009, with respect to the financial position and for the years ended December 31, 2010, 2009 and 2008, for results of operations and cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the contingent convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the contingent convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

December 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$120	$9	$14	$—	$143
Intercompany advances receivable	—	(31)	31	—	—
Accounts receivable, net	9	(5)	438	—	442
Prepaid expenses and other	(46)	190	39	—	183

Total current assets	83	163	522	—	768
Property and equipment	—	2,290	948	—	3,238
Less – accumulated depreciation	—	(1,331)	(356)	—	(1,687)

Net property and equipment	—	959	592	—	1,551
Investment in subsidiaries	2,226	(13)	174	(2,387)	—
Receivable from affiliate	(549)	503	46	—	—
Intangibles and other assets	327	185	112	(350)	274

Total assets	$2,087	$1,797	$1,446	$(2,737)	$2,593

Intercompany advances payable	$121	$298	$(219)	$(200)	$—
Accounts payable	20	75	52	—	147
Wages, vacations and employees’ benefits	25	120	51	—	196
Claims and insurance accruals	159	12	6	—	177
Other current and accrued liabilities	100	114	62	—	276
Asset-backed securitization borrowings	—	—	123	—	123
Current maturities of long-term debt	99	—	1	—	100

Total current liabilities	524	619	76	(200)	1,019
Payable to affiliate	—	—	150	(150)	—
Long-term debt, less current portion	837	—	—	—	837
Deferred income taxes, net	75	(53)	97	—	119
Pension and postretirement	448	—	—	—	448
Claims and other liabilities	354	6	—	—	360
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(151)	1,225	1,125	(2,387)	(188)
Non-controlling interest	—	—	(2)	—	(2)

Total Shareholders’ equity (deficit)	(151)	1,225	1,123	(2,387)	(190)

Total liabilities and shareholders’ equity (deficit)	$2,087	$1,797	$1,446	$(2,737)	$2,593

December 31, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$69	$9	$20	$—	$98
Intercompany advances receivable	—	(54)	54	—	—
Accounts receivable, net	10	(21)	455	(1)	443
Prepaid expenses and other	71	130	41	—	242
Current assets of discontinued operations	—	38	38	—	76

Total current assets	150	102	608	(1)	859
Property and equipment	—	2,565	964	—	3,529
Less – accumulated depreciation	—	(1,402)	(306)	—	(1,708)

Net property and equipment	—	1,163	658	—	1,821
Investment in subsidiaries	2,999	(38)	237	(3,198)	—
Receivable from affiliate	(314)	213	101	—	—
Intangibles and other assets	337	192	152	(350)	331
Noncurrent assets of discontinued operations	—	6	15	—	21

Total assets	$3,172	$1,638	$1,771	$(3,549)	$3,032

Intercompany advances payable	$146	$212	$(158)	$(200)	$—
Accounts payable	32	83	41	(1)	155
Wages, vacations and employees’ benefits	33	131	50	—	214
Claims and insurance accruals	147	18	5	—	170
Other current and accrued liabilities	47	133	42	—	222
Asset-back securitization	—	—	146	—	146
Current maturities of long-term debt	45	6	—	—	51
Current liabilities of discontinued operations	—	24	28	—	52

Total current liabilities	450	607	154	(201)	1,010
Payable to affiliate	—	(75)	225	(150)	—
Long-term debt, less current portion	891	—	45	—	936
Deferred income taxes, net	85	(36)	98	—	147
Pension and postretirement	352	—	—	—	352
Claims and other liabilities	414	5	1	—	420
Noncurrent liabilities of discontinued operations	—	—	1	—	1
Commitments and contingencies
Shareholders’ equity	980	1,137	1,247	(3,198)	166

Total liabilities and shareholders’ equity	$3,172	$1,638	$1,771	$(3,549)	$3,032

Condensed Consolidating Statements of Operations

For the year ended December 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$2,688	$1,684	$(37)	$4,335

Operating expenses:
Salaries, wages and employees’ benefits	14	1,730	959	—	2,703
Operating expenses and supplies	(14)	561	402	—	949
Purchased transportation	—	328	165	(37)	456
Depreciation and amortization	—	122	76	—	198
Other operating expenses	4	162	82	—	248
Losses on property disposals, net	—	—	6	—	6
Impairment charges	—	—	5	—	5

Total operating expenses	4	2,903	1,695	(37)	4,565

Operating loss	(4)	(215)	(11)	—	(230)

Nonoperating (income) expenses:
Interest expense	130	(6)	35	—	159
Equity investment impairment	—	—	12	—	12
Other, net	196	(65)	(129)	—	2

Nonoperating (income) expenses, net	326	(71)	(82)	—	173

Income (loss) from continuing operations before income taxes	(330)	(144)	71	—	(403)
Income tax provision (benefit)	101	(190)	(13)	—	(102)

Net income (loss) from continuing operations	(431)	46	84	—	(301)
Net loss from discontinued operations, net of tax	—	(5)	(18)	—	(23)

Net income (loss)	(431)	41	66	—	(324)
Less: Net loss attributable to non-controlling interest	—	—	(2)	—	(2)

Net income (loss) attributable to YRC Worldwide Inc.	$(431)	$41	$68	$—	$(322)

For the year ended December 31, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$3,319	$1,605	$(53)	$4,871

Operating expenses:
Salaries, wages and employees’ benefits	36	2,493	1,063	—	3,592
Operating expenses and supplies	(32)	744	426	(1)	1,137
Purchased transportation	—	429	110	(53)	486
Depreciation and amortization	—	162	80	—	242
Other operating expenses	2	215	93	—	310
Gains on property disposals, net	—	(8)	2	—	(6)

Total operating expenses	6	4,035	1,774	(54)	5,761

Operating income (loss)	(6)	(716)	(169)	1	(890)

Nonoperating (income) expenses:
Interest expense	115	3	44	—	162
Equity investment impairment	—	—	30	—	30
Gain on debt redemption, net	(194)	—	—	—	(194)
Interest income	—	—	(1)	—	(1)
Other, net	70	(19)	(42)	1	10

Nonoperating (income) expenses, net	(9)	(16)	31	1	7

Income (loss) from continuing operations before income taxes	3	(700)	(200)	—	(897)
Income tax provision (benefit)	56	(280)	(39)	—	(263)

Net loss from continuing operations	(53)	(420)	(161)	—	(634)
Net income from discontinued operations, net of tax	—	9	3	—	12

Net loss	$(53)	$(411)	$(158)	$—	$(622)

For the year ended December 31, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$6,068	$2,332	$(81)	$8,319

Operating expenses:
Salaries, wages and employees’ benefits	27	3,578	1,502	—	5,107
Operating expenses and supplies	(18)	1,224	630	(1)	1,835
Purchased transportation	—	707	182	(81)	808
Depreciation and amortization	—	164	84	—	248
Other operating expenses	—	285	114	—	399
(Gains) losses on property disposals, net	—	(11)	(2)	—	(13)
Impairment charges	—	754	112	—	866

Total operating expenses	9	6,701	2,622	(82)	9,250

Operating income (loss)	(9)	(633)	(290)	1	(931)

Nonoperating (income) expenses:
Interest expense	39	18	24	—	81
Interest income	(2)	(1)	(1)	—	(4)
Other, net	21	161	(190)	1	(7)

Nonoperating (income) expenses, net	58	178	(167)	1	70

Loss before income taxes	(67)	(811)	(123)	—	(1,001)
Income tax benefit	(24)	(119)	(33)	—	(176)

Net loss from continuing operations	(43)	(692)	(90)	—	(825)
Net loss from discontinued operations, net of tax	—	(27)	(124)	—	(151)

Net loss	$(43)	$(719)	$(214)	$—	$(976)

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(141)	$(76)	$218	$—	$1

Investing activities:
Acquisition of property and equipment	—	(12)	(7)	—	(19)
Proceeds from disposal of property and equipment	—	73	13	—	86
Disposition of affiliate	43	—	(9)	—	34
Other	2	—	3	—	5

Net cash provided by (used in) investing activities	45	61	—	—	106

Financing activities:
Asset-backed securitization borrowings (payments), net	—	—	(24)	—	(24)
Issuance of long-term debt	230	—	—	—	230
Repayment of long-term debt	(208)	(6)	(46)	—	(260)
Debt issuance costs	(17)	—	(2)	—	(19)
Equity issuance costs	(17)	—	—	—	(17)
Equity issuance proceeds	16	—	—	—	16
Stock issued in connection with the 6% Notes	12	—	—	—	12
Intercompany advances / repayments	131	21	(152)	—	—

Net cash provided by (used in) financing activities	147	15	(224)	—	(62)

Net decrease in cash and cash equivalents	51	—	(6)	—	45
Cash and cash equivalents, beginning of year	69	9	20	—	98

Cash and cash equivalents, end of year	$120	$9	$14	$—	$143

For the year ended December 31, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(108)	$(636)	$366	$—	$(378)

Investing activities:
Acquisition of property and equipment	—	(28)	(9)	—	(37)
Proceeds from disposal of property and equipment	—	113	20	—	133
Disposition of business line	—	32	—	—	32
Other	6	3	(3)	—	6

Net cash used in investing activities	6	120	8	—	134

Financing activities:
Asset-backed securitization borrowings (payments), net	—	—	(1)	—	(1)
Issuance of long-term debt	332	—	—	—	332
Repayment of long-term debt	(246)	(1)	—	—	(247)
Debt issuance costs	(47)	—	(14)	—	(61)
Equity issuance costs	(6)	—	—	—	(6)
Intercompany advances / repayments	(157)	517	(360)	—	—

Net cash provided by (used in) financing activities	(124)	516	(375)	—	17

Net decrease in cash and cash equivalents	(226)	—	(1)	—	(227)
Cash and cash equivalents, beginning of year	295	9	21	—	325

Cash and cash equivalents, end of year	$69	$9	$20	$—	$98

For the year ended December 31, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$40	$(59)	$239	$—	$220

Investing activities:
Acquisition of property and equipment	—	(120)	(42)	—	(162)
Proceeds from disposal of property and equipment	—	45	82	—	127
Investment in Affiliate	—	—	(46)	—	(46)
Other	—	—	(6)	—	(6)

Net cash used in investing activities	—	(75)	(12)	—	(87)

Financing activities:
Asset-backed securitization borrowings (payments), net	—	—	(33)	—	(33)
Issuance of long-term debt	510	—	—	—	510
Repayment of long-term debt	—	(229)	(103)	—	(332)
Debt issuance costs	(11)	—	—	—	(11)
Intercompany advances / repayments	(270)	357	(87)	—	—

Net cash provided by (used in) financing activities	229	128	(223)	—	134

Net increase (decrease) in cash and cash equivalents	269	(6)	4	—	267
Cash and cash equivalents, beginning of year	26	15	17	—	58

Cash and cash equivalents, end of year	$295	$9	$21	$—	$325

Guarantees of the 6% Convertible Senior Notes Due 2014

On February 23, 2010, and August 3, 2010, we issued $70 million in aggregate principal amount of our 6% convertible senior notes due 2014 (the “6% Notes”). In connection with the 6% Notes, the following 100% owned subsidiaries of YRC Worldwide have issued guarantees in favor of the holders of the notes: YRC Inc., YRC Enterprise Services, Inc., Roadway LLC, Roadway Next Day Corporation, YRC Regional Transportation, Inc., USF Sales Corporation, USF Holland Inc., USF Reddaway Inc., USF Glen Moore Inc., YRC Logistics Services, Inc. and IMUA Handling Corporation. Each of the guarantees is full and unconditional and joint and several. Effective August 4, 2010, Global.com Lines Inc. was released as a guarantor in connection with its merger with and into YRC Logistics Global, LLC. Effective August 13, 2010, YRC Logistics, Inc. and YRC Logistics Global, LLC were released as guarantors in connection with the sale of YRC Logistics.

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

The following represents condensed consolidating financial information as of December 31, 2010 and 2009, with respect to the financial position and for the years ended December 31, 2010, 2009 and 2008, for results of operations and cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

December 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$120	$10	$13	$—	$143
Intercompany advances receivable	—	(38)	38	—	—
Accounts receivable, net	9	2	431	—	442
Prepaid expenses and other	(46)	240	(11)	—	183

Total current assets	83	214	471	—	768
Property and equipment	—	3,050	188	—	3,238
Less – accumulated depreciation	—	(1,596)	(91)	—	(1,687)

Net property and equipment	—	1,454	97	—	1,551
Investment in subsidiaries	2,226	130	31	(2,387)	—
Receivable from affiliate	(549)	840	(291)	—	—
Intangibles and other assets	327	230	67	(350)	274

Total assets	$2,087	$2,868	$375	$(2,737)	$2,593

Intercompany advances payable	$121	$269	$(190)	$(200)	$—
Accounts payable	20	96	31	—	147
Wages, vacations and employees’ benefits	25	158	13	—	196
Claims and insurance accruals	159	15	3	—	177
Other current and accrued liabilities	100	168	8	—	276
Asset-back securitization borrowings	—	—	123	—	123
Current maturities of long-term debt	99	—	1	—	100

Total current liabilities	524	706	(11)	(200)	1,019
Payable to affiliate	—	—	150	(150)	—
Long-term debt, less current portion	837	—	—	—	837
Deferred income taxes, net	75	34	10	—	119
Pension and postretirement	448	—	—	—	448
Claims and other liabilities	354	6	—	—	360
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(151)	2,122	228	(2,387)	(188)
Non-controlling interest	—	—	(2)	—	(2)
Total Shareholders’ equity (deficit)	(151)	2,122	226	(2,387)	(190)

Total liabilities and shareholders’ equity (deficit)	$2,087	$2,868	$375	$(2,737)	$2,593

December 31, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$69	$10	$19	$—	$98
Intercompany advances receivable	—	(59)	59	—	—
Accounts receivable, net	10	(18)	452	(1)	443
Prepaid expenses and other	71	162	9	—	242
Current assets of discontinued operations	—	51	25	—	76

Total current assets	150	146	564	(1)	859
Property and equipment	—	3,338	191	—	3,529
Less – accumulated depreciation	—	(1,628)	(80)	—	(1,708)

Net property and equipment	—	1,710	111	—	1,821
Investment in subsidiaries	2,999	164	35	(3,198)	—
Receivable from affiliate	(314)	486	(172)	—	—
Intangibles and other assets	337	245	99	(350)	331
Noncurrent assets of discontinued operations	—	19	2	—	21

Total assets	$3,172	$2,770	$639	$(3,549)	$3,032

Intercompany advances payable	$146	$178	$(124)	$(200)	$—
Accounts payable	32	99	25	(1)	155
Wages, vacations and employees’ benefits	33	167	14	—	214
Claims and insurance accruals	147	20	3	—	170
Other current and accrued liabilities	47	166	9	—	222
Asset-backed securitization borrowings	—	—	146	—	146
Current maturities of long-term debt	45	6	—	—	51
Current liabilities of discontinued operations	—	35	17	—	52

Total current liabilities	450	671	90	(201)	1,010
Payable to affiliate	—	(2)	152	(150)	—
Long-term debt, less current portion	891	45	—	—	936
Deferred income taxes, net	85	49	13	—	147
Pension and postretirement	352	—	—	—	352
Claims and other liabilities	414	6	—	—	420
Noncurrent liabilities of discontinued operations	—	1	—	—	1
Commitments and contingencies
Shareholders’ equity	980	2,000	384	(3,198)	166

Total liabilities and shareholders’ equity	$3,172	$2,770	$639	$(3,549)	$3,032

Condensed Consolidating Statements of Operations

For the year ended December 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$3,898	$441	$(4)	$4,335

Operating expenses:
Salaries, wages and employees’ benefits	14	2,478	211	—	2,703
Operating expenses and supplies	(14)	889	74	—	949
Purchased transportation	—	345	115	(4)	456
Depreciation and amortization	—	183	15	—	198
Other operating expenses	4	230	14	—	248
Gains on property disposals, net	—	4	2	—	6
Impairment charges	—	—	5	—	5

Total operating expenses	4	4,129	436	(4)	4,565

Operating income (loss)	(4)	(231)	5	—	(230)

Nonoperating (income) expenses:
Interest expense	130	(3)	32	—	159
Equity investment impairment	—	—	12	—	12
Other, net	196	(123)	(71)	—	2

Nonoperating (income) expenses, net	326	(126)	(27)	—	173

Income (loss) from continuing operations before income taxes	(330)	(105)	32	—	(403)
Income tax provision (benefit)	101	(225)	22	—	(102)

Net income (loss) from continuing operations	(431)	120	10	—	(301)
Net loss from discontinued operations, net of tax	—	(24)	1	—	(23)

Net income (loss)	(431)	96	11	—	(324)
Less: Net loss attributable to non-controlling interest	—	—	(2)	—	(2)

Net income (loss) attributable to YRC Worldwide Inc.	$(431)	$96	$13	$—	$(322)

For the year ended December 31, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$4,493	$390	$(12)	$4,871

Operating expenses:
Salaries, wages and employees’ benefits	36	3,340	216	—	3,592
Operating expenses and supplies	(32)	1,049	120	—	1,137
Purchased transportation	—	438	60	(12)	486
Depreciation and amortization	—	225	17	—	242
Other operating expenses	2	292	16	—	310
Gains on property disposals, net	—	(5)	(1)	—	(6)

Total operating expenses	6	5,339	428	(12)	5,761

Operating loss	(6)	(846)	(38)	—	(890)

Nonoperating (income) expenses:
Interest expense	115	13	34	—	162
Equity investment impairment	—	—	30	—	30
Gain on debt redemption, net	(194)	—	—	—	(194)
Interest income	—	—	(1)	—	(1)
Other, net	70	(50)	(10)	—	10

Nonoperating (income) expenses, net	(9)	(37)	53	—	7

Income (loss) from continuing operations before income taxes	3	(809)	(91)	—	(897)
Income tax provision (benefit)	56	(322)	3	—	(263)

Net loss from continuing operations	(53)	(487)	(94)	—	(634)
Net income from discontinued operations, net of tax	—	10	2	—	12

Net loss	$(53)	$(477)	$(92)	$—	$(622)

For the year ended December 31, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$7,831	$527	$(39)	$8,319

Operating expenses:
Salaries, wages and employees’ benefits	27	4,698	382	—	5,107
Operating expenses and supplies	(18)	1,729	124	—	1,835
Purchased transportation	—	744	103	(39)	808
Depreciation and amortization	—	230	18	—	248
Other operating expenses	—	382	17	—	399
(Gains) losses on property disposals, net	—	(13)	—	—	(13)
Impairment charges	—	845	21	—	866

Total operating expenses	9	8,615	665	(39)	9,250

Operating loss	(9)	(784)	(138)	—	(931)

Nonoperating (income) expenses:
Interest expense	39	32	10	—	81
Interest income	(2)	—	(2)	—	(4)
Other, net	21	205	(233)	—	(7)

Nonoperating (income) expenses, net	58	237	(225)	—	70

Income (loss) from continuing operations before income taxes	(67)	(1,021)	87	—	(1,001)
Income tax provision (benefit)	(24)	(196)	44	—	(176)

Net income (loss) from continuing operations	(43)	(825)	43	—	(825)
Net loss from discontinued operations, net of tax	—	(127)	(24)	—	(151)

Net income (loss)	$(43)	$(952)	$19	$—	$(976)

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(141)	$19	$123	$—	$1

Investing activities:
Acquisition of property and equipment	—	(18)	(1)	—	(19)
Proceeds from disposal of property and equipment	—	76	10	—	86
Disposition of affiliate	43	—	(9)	—	34
Other	2	—	3	—	5

Net cash provided by (used in) investing activities	45	58	3	—	106

Financing activities:
Asset-backed securitization borrowings (payments), net	—	—	(24)	—	(24)
Issuance of long-term debt	230	—	—	—	230
Repayment of long-term debt	(208)	(51)	(1)	—	(260)
Debt issuance costs	(17)	—	(2)	—	(19)
Equity issuance costs	(17)	—	—	—	(17)
Equity issuance proceeds	16	—	—	—	16
Stock issued in connection with the 6% Notes	12	—	—	—	12
Intercompany advances / repayments	131	(26)	(105)	—	—

Net cash provided by (used in) financing activities	147	(77)	(132)	—	(62)

Net increase (decrease) in cash and cash equivalents	51	—	(6)	—	45
Cash and cash equivalents, beginning of year	69	10	19	—	98

Cash and cash equivalents, end of year	$120	$10	$13	$—	$143

For the year ended December 31, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(108)	$(681)	$411	$—	$(378)

Investing activities:
Acquisition of property and equipment	—	(34)	(3)	—	(37)
Proceeds from disposal of property and equipment	—	131	2	—	133
Disposition of business line	—	32	—	—	32
Other	6	3	(3)	—	6

Net cash provided by (used in) investing activities	6	132	(4)	—	134

Financing activities:
Asset-backed securitization borrowings (payments), net	—	—	(1)	—	(1)
Issuance of long-term debt	332	—	—	—	332
Repayment of long-term debt	(246)	(1)	—	—	(247)
Debt issuance costs	(47)	—	(14)	—	(61)
Equity issuance costs	(6)	—	—	—	(6)
Intercompany advances / repayments	(157)	547	(390)	—	—

Net cash provided by (used in) financing activities	(124)	546	(405)	—	17

Net increase (decrease) in cash and cash equivalents	(226)	(3)	2	—	(227)
Cash and cash equivalents, beginning of year	295	13	17	—	325

Cash and cash equivalents, end of year	$69	$10	$19	$—	$98

For the year ended December 31, 2008 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$40	$(151)	$331	$—	$220

Investing activities:
Acquisition of property and equipment	—	(154)	(8)	—	(162)
Proceeds from disposal of property and equipment	—	114	13	—	127
Investment in affiliate	—	(1)	(45)	—	(46)
Other	—	—	(6)	—	(6)

Net cash used in investing activities	—	(41)	(46)	—	(87)

Financing activities:
Asset-backed securitization borrowings (payments), net	—	—	(33)	—	(33)
Issuance of long-term debt	510	—	—	—	510
Repayment of long-term debt	—	(332)	—	—	(332)
Debt issuance costs	(11)	—	—	—	(11)
Intercompany advances / repayments	(270)	520	(250)	—	—

Net cash provided by (used in) financing activities	229	188	(283)	—	134

Net increase (decrease) in cash and cash equivalents	269	(4)	2	—	267
Cash and cash equivalents, beginning of year	26	17	15	—	58

Cash and cash equivalents, end of year	$295	$13	$17	$—	$325

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YRC Worldwide Inc.:

We have audited the accompanying consolidated balance sheets of YRC Worldwide Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, shareholders’ equity (deficit) and comprehensive loss for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has experienced significant declines in operations, cash flows, and liquidity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting oversight Board (United States), YRC Worldwide Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011, expressed an unqualified opinion on the effectiveness of YRC Worldwide Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri

March 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YRC Worldwide Inc.:

We have audited YRC Worldwide Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). YRC Worldwide Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on YRC Worldwide Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, YRC Worldwide Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of YRC Worldwide Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, shareholders’ equity (deficit) and comprehensive loss for each of the years in the three-year period ended December 31, 2010, and our report dated March 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Kansas City, Missouri

March 14, 2011

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of December 31, 2010 and has concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” that the Committee of Sponsoring Organizations of the Treadway Commission issued.

Based on its assessment using those criteria, our management concluded that, as of December 31, 2010, our system of internal control over financial reporting was effective.

KPMG LLP, the registered independent public accounting firm that audited our December 31, 2010 consolidated financial statements, has issued an audit report on our system of internal control over financial reporting. The KPMG LLP audit report is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Pursuant to General Instruction G to Form 10-K, the information required by this item, other than (i) information regarding our executive officers, which is incorporated by reference to Part I of this Form 10-K under the heading “Executive Officers of the Registrant,” and (ii) our code of ethics, which is set forth below, either is incorporated herein by reference to a definitive proxy statement filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K or will be included in an amendment to this Form 10-K filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.

We have adopted a written Code of Conduct that applies to all of our directors, officers and employees, including our chief executive officer, chief financial officer and chief accounting officer. It is available under “Board Committee Charters & Code of Conduct” on our website located at www.yrcw.com. We intend to disclose any amendments to our Code of Conduct, other than technical, administrative or non-substantive amendments, and any waivers, including implicit waivers, from any provision of our Code of Conduct that applies to our chief executive officer, chief financial officer or chief accounting officer by posting such information on our website located at www.yrcw.com.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The consolidated financial statements of the Company included under Item 8 – Financial Statements and Supplementary Data.

(a)(2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule on page 126.

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008, on page 127.

(a)(3) Exhibits

1.1	At Market Issuance Sales Agreement, dated as of May 3, 2010, among the Company, Wm Smith & Co. and McNicoll, Lewis & Vlak LLC (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K, filed on May 4, 2010, File No. 000-12255).

2.1	Asset Purchase Agreement dated November 23, 2009 between YRC Logistics Services, Inc. and Greatwide Dedicated Transport, LLC (incorporated by reference to Exhibit 2.1 to Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, File No. 000-12255).

2.2	Equity Interest Purchase Agreement, dated June 25, 2010, between the Company and CEG Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 9, 2010, File No. 000-12255).

3.1.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 6, 2003, File No. 000-12255).

3.1.2	Certificate of Amendment to the Certificate of Incorporation of the Company changing the name of the Company to Yellow Roadway Corporation (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8, filed on December 23, 2003, File No. 333-111499).

3.1.3	Certificate of Ownership and Merger, merging YRC Worldwide Inc. into Yellow Roadway Corporation, effecting a name change to YRC Worldwide Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on January 3, 2006, File No. 000-12255).

3.1.4	Certificate of Amendment to the Certificate of Incorporation of the Company reducing the par value of the Company’s common stock and increasing the number of authorized shares (incorporated by reference to Exhibit 3.1.4 to Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, File No. 000-12255).

3.1.5	Certificate of Designations, Preferences, Powers and Rights of Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on January 7, 2010, File No. 000-12255).

3.1.6	Certificate of Elimination of Class A Convertible Stock of YRC Worldwide Inc., dated April 30, 2010 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on April 30, 2010, File No. 000-12255).

3.1.7	Certificate of Amendment to the Certificate of Incorporation of the Company reducing the number of authorized shares, dated September 30, 2010 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on September 30, 2010, File No. 000-12255).

3.2	Bylaws of the Company, as amended through February 10, 2011 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on February 11, 2011, File No. 000-12255).

4.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.1 to this Annual Report on Form 10- K), as amended by Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to this Annual Report on Form 10-K), Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.1.3 to this Annual Report on Form 10-K), Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.4 to this Annual Report on Form 10-K), Certificate of Designations, Preferences, Powers and Rights of Convertible Preferred Stock (incorporated by reference to Exhibit 3.1.5 to this Annual Report on Form 10-K), Certificate of Elimination of Class A Convertible Stock of the Company (incorporated by reference to Exhibit 3.1.6 to this Annual Report on Form 10-K) and Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.7 to this Annual Report on Form 10-K).

4.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to this Annual Report on Form 10-K).

4.3.1	Indenture, dated as of May 5, 1999, among YRC Regional Transportation, Inc. (formerly, USFreightways Corporation), the Guarantors named therein and NBD Bank, as trustee (incorporated by reference to Exhibit 4.11 to Registration Statement on Form S-4, filed on June 21, 2005, File No. 333-126006).

4.3.2	Form of 8 1/2% Guaranteed Note due April 15, 2010 issued by YRC Regional Transportation, Inc. (formerly, USFreightways Corporation) (incorporated by reference to Exhibit 4.13 to Registration Statement on Form S-4, filed on June 21, 2005, File No. 333-126006).

4.3.3	Supplemental Indenture, dated as of June 27, 2005, among the Company, as New Guarantor, YRC Regional Transportation, Inc. (formerly, USF Corporation), the Existing Guarantor Subsidiaries under the Indenture and J.P. Morgan Trust Company, National Association as Trustee, supplementing the Indenture, dated as of May 5, 1999 (as supplemented and in effect as of the date of the Supplemental Indenture), relating to the YRC Regional Transportation, Inc. (formerly USFreightways Corporation) 8 1/2% Guaranteed Notes due April 15, 2010 (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 15, 2006, File No. 000-12255).

4.3.4	Supplemental Indenture, dated as of December 31, 2009, between YRC Regional Transportation, Inc. (formerly USFreightways Corporation), the guarantors signatory thereto, and The Bank of New York Mellon Trust Company, N.A. (successor-in-interest to NBD Bank), as trustee, supplementing the Indenture, dated as of May 5, 1999 (as supplemented and in effect as of the date of the Supplemental Indenture), relating to the 8 1/2% Guaranteed Notes due April 15, 2010 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K, filed on January 7, 2010, File No. 000-12255).

4.4.1	Indenture (including form of note) dated December 31, 2004, among the Company, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to the Company’s 5.0% Net Share Settled Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to Registration Statement on Form S-4/A, filed on November 30, 2004, File No. 333-119990).

4.4.2	Supplemental Indenture, dated as of December 31, 2009, between the Company, the guarantors signatory thereto and Deutsche Bank Trust Company Americas, as trustee, supplementing the Indenture, dated as of December 31, 2004 (as supplemented and in effect as of the date of the Supplemental Indenture), relating to the 5.0% Net Share Settled Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed on January 7, 2010, File No. 000-12255).

4.5.1	Indenture (including form of note) dated December 31, 2004, among the Company, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to the Company’s 3.375% Net Share Settled Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.8 to Amendment No. 1 to Registration Statement on Form S-4/A, filed on November 30, 2004, File No. 333-119990).

4.5.2	Supplemental Indenture, dated as of December 31, 2009, between the Company, the guarantors signatory thereto and Deutsche Bank Trust Company Americas, as trustee, supplementing the Indenture, dated as of December 31, 2004 (as supplemented and in effect as of the date of the Supplemental Indenture), relating to the 3.375% Net Share Settled Contingent Convertible Senior notes due 2023 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on January 7, 2010, File No. 000-12255).

4.6	Mutual Release, dated as of December 31, 2009, by and among the Company, YRC Regional Transportation, Inc. and certain holders of 8 1/2% Guaranteed Notes due April 15, 2010, 3.375% Contingent Convertible Senior Notes due 2023, 3.375% Net Share Settled Contingent Convertible Senior Notes due 2023, 5% Contingent Convertible Senior Notes due 2023 and 5% Net Share Settled Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K, filed on January 7, 2010, File No. 000-12255).

4.7	Registration Rights Agreement, dated as of February 11, 2010, by and among the Company and persons defined as Purchasers and Guarantors therein (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed on February 11, 2010, File No. 000-12255).

4.8.1	Indenture (including form of note), dated as of February 23, 2010, by and among the Company, as issuer, the Guarantors and US Bank, National Association, as trustee, relating to the Company’s 6% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on February 24, 2010, File No. 000-12255).

4.8.2	Supplemental Indenture, dated August 3, 2010, by and among the Company, as issuer, the Guarantors and U.S. Bank National Association, as trustee, relating to the Company’s 6% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on August 3, 2010, File No. 000-12255).

4.8.3	Letter Agreement, dated August 2, 2010, by and among the Company and certain investors in the Company’s 6% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 9, 2010, File No. 000-12255).

(10) Material Contracts

10.1.1	Credit Agreement, dated as of August 17, 2007, among the Company; the Canadian Borrowers and UK Borrowers party thereto; the Lenders party thereto; Bank of America, N.A. and SunTrust Bank, as Syndication Agents; U.S. Bank National Association, Wachovia Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch, as Documentation Agents; JP Morgan Chase Bank, National Association, Toronto Branch, as Canadian Agent; J.P. Morgan Europe Limited, as UK Agent; and JPMorgan Chase Bank, National Association, as Administrative Agent (hereinafter referred to as the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on August 22, 2007, File No. 000-12255).

10.1.2	Amendment No. 1, dated as of April 18, 2008, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on April 21, 2008, File No. 000-12255).

10.1.3	Waiver No. 1, dated as of January 15, 2009, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on January 22, 2009, File No. 000-12255).

10.1.4	Waiver and Amendment No. 2, dated as of February 12, 2009, and Consent, Waiver and Amendment No. 3, dated February 27, 2009, to the Credit Agreement (incorporated by reference to Exhibit 10.1.4 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009, File No. 000-12255).

10.1.5	Amendment No. 4, dated April 15, 2009, to the Credit Agreement (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 11, 2009, File No. 000-12255).

10.1.6	Amendment No. 5 (dated as of May 14, 2009), Amendment No. 6 (dated as of May 15, 2009) and Amendment No. 7 (dated as of June 17, 2009) to the Credit Agreement (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009, File No. 000-12255).

10.1.7	Amendment No. 8 (dated as of July 13, 2009), Amendment No. 9 (dated as of July 30, 2009), Amendment No. 10 (dated as of August 28, 2009), Waiver and Amendment No. 11 (dated as of October 9, 2009) and Waiver (dated as of October 26, 2009) to the Credit Agreement (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 9, 2009, File No. 000-12255).

10.1.8	Amendment No. 12 (dated as of October 27, 2009) to the Credit Agreement (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 9, 2009, File No. 000-12255).

10.1.9	Amendment No. 13 (dated as of December 15, 2009) and Amendment No. 14 (dated as of December 21, 2009) to the Credit Agreement (incorporated by reference to Exhibit 10.1.9 to Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, File No. 000-12255).

10.1.10	Amendment No. 15 (dated as of February 10, 2010) to the Credit Agreement (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K, filed on February 11, 2010, File No. 000-12255).

10.1.11	Amendment No. 16 (dated as of March 11, 2010) to the Credit Agreement (incorporated by reference to Exhibit 10.1.11 to Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, File No. 000-12255).

10.1.12	Amendment No. 17, dated May 3, 2010, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on May 4, 2010, File No. 000-12255).

10.1.13	Amendment No. 18, dated July 28, 2010, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 9, 2010, File No. 000-12255).

10.1.14*	Amendment No. 19 (dated December 20, 2010) and Amendment No. 20 (dated February 28, 2011) to the Credit Agreement.

10.2.1	Third Amended and Restated Receivables Purchase Agreement, dated as of April 18, 2008, among Yellow Roadway Receivables Funding Corporation, as Seller; Falcon Asset Securitization Company LLC, Three Pillars Funding LLC and Amsterdam Funding Corporation, as Conduits; YRC Assurance Co. Ltd., as an uncommitted purchaser; the financial institutions party thereto as Committed Purchasers; Wachovia Bank, National Association, as Wachovia Agent and LC Issuer; SunTrust Robinson Humphrey, Inc., as Three Pillars Agent, The Royal Bank of Scotland plc (successor to ABN AMRO Bank, N.V.), as Amsterdam Agent, and JPMorgan Chase Bank, N.A., as Falcon Agent and as Administrative Agent (hereinafter referred to as the “ABS Facility”) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on April 21, 2008, File No. 000-12255).

10.2.2	Omnibus Consent and Amendment No. 1 to the ABS Facility, Amendment No. 4 to Receivables Sale Agreement among YRC Inc., USF Reddaway, Inc. and USF Holland, Inc., as Originators, and Yellow Roadway Receivables Funding Corporation, as Seller (hereinafter referred to as the “ABS Sale Agreement”) and Amendment No. 1 to Performance Undertaking, dated as of September 25, 2008, (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 10, 2008, File No. 000-12255).

10.2.3	Limited Waiver and Second Amendment, dated as of January 15, 2009, to the ABS Facility (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on January 22, 2009, File No. 000-12255).

10.2.4	Omnibus Amendment [Waiver and Amendment No. 3 to the ABS Facility, and Amendment No. 4 to ABS Sale Agreement], dated as of February 12, 2009, and Waiver and Amendment No. 4 to the ABS Facility, dated February 27, 2009 (incorporated by reference to Exhibit 10.2.4 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009, File No. 000-12255).

10.2.5	Amendment No. 5 (dated May 15, 2009) and Amendment No. 6 (dated May 20, 2009) to the ABS Facility (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009, File No. 000-12255).

10.2.6	Amendment No. 7 (dated July 30, 2009), Amendment No. 8 (dated August 28, 2009), Omnibus Amendment No. 9 (dated September 14, 2009), Amendment No. 10 (dated September 22, 2009), Waiver and Amendment No. 11 (dated October 9, 2009), Omnibus Amendment No. 12 (dated October 15, 2009) and Waiver and Amendment No. 13 (dated October 26, 2009) to the ABS Facility (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 9, 2009, File No. 000-12255).

10.2.7	Amendment No. 14 (dated October 27, 2009) to the ABS Facility (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 9, 2009, File No. 000-12255).

10.2.8	Amendment No. 15 (dated as of December 15, 2009) and Amendment No. 16 (dated as of December 21, 2009) to the ABS Facility (incorporated by reference to Exhibit 10.2.8 to Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, File No. 000-12255).

10.2.9	Amendment No. 17, dated May 3, 2010, to the ABS Facility (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on May 4, 2010, File No. 000-12255).

10.2.10	Amendment No. 18, dated June 11, 2010, to the ABS Facility (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on June 14, 2010, File No. 000-12255).

10.2.11	Amendment No. 19, dated October 20, 2010, to the ABS Facility (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on October 26, 2010, File No. 000-12255).

10.2.12*	Amendment No. 20 (dated November 8, 2010), Amendment No. 21 (dated December 20, 2010), and Omnibus Amendment No. 22 (dated February 28, 2011) to the ABS Facility.

10.3.1	National Master Freight Agreement, effective April 1, 2008, among the International Brotherhood of Teamsters, YRC Inc. (formerly, Yellow Transportation, Inc. and Roadway Express, Inc.), USF Holland Inc. and New Penn Motor Express, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on February 11, 2008, File No. 000-12255).

10.3.2	Amended and Restated Memorandum of Understanding on the Job Security Plan, dated July 9, 2009, among the International Brotherhood of Teamsters, YRC Inc., USF Holland Inc. and New Penn Motor Express, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 14, 2009, File No. 000-12255).

10.3.3	Agreement for the Restructuring of the YRC Worldwide Inc. Operating Companies and related Term Sheet/Proposal (the “Restructuring Plan”), dated September 24, 2010, among the International Brotherhood of Teamsters, YRC Inc., USF Holland Inc. and New Penn Motor Express, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on September 29, 2010, File No. 000-12255).

10.3.4*	Certification and Amendment (dated December 31, 2010) and Certification and Second Amendment (dated February 28, 2011) to the Restructuring Plan Term Sheet.

10.4.1	Contribution Deferral Agreement, dated as of June 17, 2009, by and between YRC Inc., USF Holland, Inc., New Penn Motor Express, Inc., USF Reddaway Inc., the Trustees for the Central States, Southeast and Southwest Areas Pension Fund and the other Funds from time to time party thereto and Wilmington Trust Company, as Agent (hereinafter referred to as the “Contribution Deferral Agreement”) (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009, File No. 000-12255).

10.4.2	Consent and Amendment Agreement (dated September 22, 2009) and Amendment 2 (dated November 5, 2009) to Contribution Deferral Agreement (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 9, 2009, File No. 000-12255).

10.4.3	Amendment 3 (dated February 10, 2010) to Contribution Deferral Agreement (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K, filed on February 11, 2010, File No. 000-12255).

10.4.5	Amendment No. 4, dated May 3, 2010 to Contribution Deferral Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on May 4, 2010, File No. 000-12255).

10.4.6	Consent and Amendment 5, effective August 4, 2010, and Consent and Amendment 6, effective August 10, 2010, to Contribution Deferral Agreement (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 9, 2010, File No. 000-12255).

10.4.7*	Amendment No. 7 (dated December 30, 2010) and Consent and Amendment No. 8 (dated February 28, 2011) to Contribution Deferral Agreement.

10.5.1	Real Estate Sales Contract, effective December 19, 2008, between NATMI Truck Terminals, LLC and the Company, as amended by Amendment No. 1, effective January 21, 2009, and Amendment No. 2, effective February 12, 2009 (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009, File No. 000-12255).

10.5.2	Amendment No. 3 (effective March 6, 2009), Amendment No. 4 (effective March 31, 2009) and Amendment No. 5 (effective April 21, 2009) to Real Estate Sales Contract, effective December 19, 2008, between NATMI Truck Terminals, LLC and the Company (incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 11, 2009, File No. 000-12255).

10.6	Form of Real Estate Sales Contract, dated February 13, 2009, between Estes Express Lines and YRC Inc., USF Reddaway, Inc. or USF Holland Inc. (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 11, 2009, File No. 000-12255).

10.7.1	Real Estate Sales Contract, effective August 14, 2009, between North American Terminals Management, Inc. and the Company (hereinafter referred to as “First Pool Real Estate Sales Contract”) and First Amendment (effective August 21, 2009), Second Amendment (effective September 21, 2009), Third Amendment (effective September 23, 2009), Fourth Amendment (effective October 7, 2009), Fifth Amendment (effective October 9, 2009) and Sixth Amendment (effective November 4, 2009) to First Pool Real Estate Sales Contract (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 9, 2009, File No. 000-12255).

10.7.2	Real Estate Sales Contract, effective August 14, 2009, between North American Terminals Management, Inc. and the Company (hereinafter referred to as “Second Pool Real Estate Sales Contract”) and First Amendment (effective August 21, 2009), Second Amendment (effective September 21, 2009) and Third Amendment (effective November 4, 2009) to Second

Pool Real Estate Sales Contract (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 9, 2009, File No. 000-12255).

10.7.3	Fourth Amendment (effective November 23, 2009), Fifth Amendment (effective December 2, 2009), Sixth Amendment (effective December 3, 2009), Seventh Amendment (effective December 9, 2009), Eighth Amendment (effective December 23, 2009) and Ninth Amendment (effective January 15, 2010) to Second Pool Real Estate Sales Contract (incorporated by reference to Exhibit 10.7.3 to Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, File No. 000-12255).

10.8	Reserved

10.9	Note Purchase Agreement, dated February 11, 2010, by and among the Company, the investors listed on the Schedule of Buyers attached as Annex I thereto, and the subsidiaries of the Company listed on the Schedule of Guarantors attached as Annex II thereto (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed on February 11, 2010, File No. 000-12255).

10.10	Escrow Agreement, dated as of February 23, 2010, by and among the Company, the persons defined as Buyers therein, and U.S. Bank National Association, as escrow agent (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed on February 24, 2010, File No. 000-12255).

(10) Management Contracts, Compensatory Plans and Arrangements

10.12.1*	YRC Worldwide Inc. Director Compensation Plan.

10.12.2	Form of Director Share Unit Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 25, 2005, File No. 000-12255).

10.13.1	Employment Agreement dated January 25, 2006, by and between the Company and William D. Zollars (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on January 26, 2006, File No. 000-12255).

10.13.2	Amendment effective December 30, 2008 to Employment Agreement, dated as of January 25, 2006, by and between the Company and William D. Zollars (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on January 6, 2009, File No. 000-12255).

10.13.3	Letter Agreement, dated September 28, 2010, between the Company and William D. Zollars (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 9, 2010, File No. 000-12255).

10.14	Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, filed on March 15, 2007, File No. 000-12255).

10.15	Form of Executive Severance Agreement between the Company and each of the following executive officers: William D. Zollars, Sheila K. Taylor, Michael J. Smid, Daniel J. Churay, Phil J. Gaines, James G. Kissinger, Paul F. Liljegren and Michael J. Naatz incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 11, 2009, File No. 000-12255).

10.16	YRC Worldwide Inc. Executive Severance Policy (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 9, 2009, File No. 000-12255).

10.17	Yellow Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 6, 2003, Reg. No. 000-12255).

10.18	Yellow Corporation 1997 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10- K for the year ended December 31, 2004, filed on March 15, 2005, Reg. No. 000-12255).

10.19	Yellow Corporation 2002 Stock Option and Share Award Plan (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, filed on May 15, 2002, File No. 333-88268).

10.20	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 6, 2003, File No. 000-12255).

10.21	YRC Worldwide Inc. 2004 Long-Term Incentive and Equity Award Plan, as amended with effect from June 29, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on June 29, 2010, File No. 000-12255).

10.22	Form of Share Unit Agreement (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008, File No. 000-12255).

10.23	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 19, 2008, File No. 000-12255).

10.24	YRC Worldwide Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008, File No. 000-12255).

10.25	YRC Worldwide Inc. Annual Incentive Bonus Program (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on May 23, 2007, File No. 000-12255).

10.26.1	YRC Worldwide Inc. Supplemental Executive Pension Plan (Effective January 1, 2005) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 25, 2006, File No. 000-12255).

10.26.2	Amendment to YRC Worldwide Inc. Supplemental Executive Pension Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on July 8, 2008, File No. 000-12255).

10.27.1	YRC Worldwide Inc. Defined Contribution Supplemental Executive Retirement Plan (Effective January 1, 2005) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on July 25, 2006, File No. 000-12255).

10.27.2	Amendment to YRC Worldwide Inc. Defined Contribution Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.21.2 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009, File No. 000-12255).

10.28.1	Yellow Corporation Pension Plan, amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004, File No. 000-12255).

10.28.2	Amendment No. 1 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 9, 2005, File No. 000-12255).

10.28.3*	Amendment No. 2 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004.

10.28.4	Amendment No. 3 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on July 8, 2008, File No. 000-12255).

10.28.5	Amendment No. 4 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.22.5 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009, File No. 000-12255).

10.28.6	Amendment No. 5 and Amendment No. 6 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.28.6 to Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, File No. 000-12255).

10.28.7	Amendment No. 7 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 9, 2010, File No. 000-12255).

10.29	YRC Worldwide Inc. Non-Union Employee Option Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on January 6, 2009, File No. 000-12255).

10.30	YRC Worldwide Inc. Union Employee Option Plan (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009, File No. 000-12255).

10.31	YRC Worldwide Inc. Second Union Employee Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on March 5, 2010, File No. 000-12255).

10.32	Form of YRC Worldwide Inc. Cash Performance and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 Current Report on Form 8-K, filed on April 3, 2009, File No. 000-12255).

10.33	Retention Payment, Non-Competition, Non-Solicitation, Non-Disparagement, and Confidentiality Agreement dated June 2, 2009 by and between the Company and Michael J. Smid (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on June 2, 2009, File No. 000-12255).

10.34	Form of Non-Competition, Non-Solicitation, Non-Disparagement and Confidentiality Agreement between the Company and each of the following executive officers: Sheila K. Taylor, Daniel J. Churay, James G. Kissinger, and Michael J. Naatz (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, File No. 000-12255).

10.35	Non-Competition, Non-Solicitation, Non-Disparagement and Confidentiality Agreement dated December 16, 2008 by and between the Company and Phil J. Gaines (as amended by that certain letter agreement dated November 24, 2009) (incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, File No. 000-12255).

10.36	Non-Competition, Non-Solicitation, Non-Disparagement and Confidentiality Agreement dated January 6, 2010 by and between the Company and Timothy A. Wicks (incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, File No. 000-12255).

10.37*	Letter Agreement, dated November 8, 2010, between the Company and John A. Lamar.

21.1*	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Sheila K. Taylor pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of William D. Zollars pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2*	Certification of Sheila K. Taylor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*	Indicates documents filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YRC Worldwide Inc.:

Under date of March 14, 2011, we reported on the consolidated balance sheets of YRC Worldwide Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, shareholders’ equity (deficit) and comprehensive loss for each of the years in the three-year period ended December 31, 2010, which are included in this annual report on Form 10-K of YRC Worldwide Inc. for the fiscal year ended December 31, 2010. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts (Schedule II). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

/s/ KPMG LLP

Kansas City, Missouri

March 14, 2011

Schedule II

YRC Worldwide Inc. and Subsidiaries

Valuation and Qualifying Accounts

For the Years Ended December 31, 2010, 2009 and 2008

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance, Beginning Of Year	-1- Charged To Costs/ Expenses	-2- Charged To Other Accounts	Deductions (a)	Balance, End Of Year
	(in millions)

Year ended December 31, 2010:
Deducted from asset account -
Allowance for uncollectible accounts	$36.1	$3.4	$—	$(25.0)	$14.5

Added to liability account -
Claims and insurance accruals	$536.8	$237.8	$—	$(259.4)	$515.2

Year ended December 31, 2009:
Deducted from asset account -
Allowance for uncollectible accounts	$32.0	$50.4	$—	$(46.3)	$36.1

Added to liability account -
Claims and insurance accruals	$495.7	$308.9	$—	$(267.8)	$536.8

Year ended December 31, 2008:
Deducted from asset account -
Allowance for uncollectible accounts	$34.9	$36.7	$—	$(39.6)	$32.0

Added to liability account -
Claims and insurance accruals	$478.3	$298.0	$—	$(280.6)	$495.7

(a)	Regarding the allowance for uncollectible accounts, amounts primarily relate to uncollectible accounts written off, net of recoveries and the disposition of Logistics. For the claims and insurance accruals, amounts primarily relate to payments of claims and insurance.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YRC Worldwide Inc.

March 14, 2011	BY: /s/ William D. Zollars
William D. Zollars
Chairman of the Board of Directors,
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William D. Zollars	Chairman of the Board of Directors,	March 14, 2011
William D. Zollars	President & Chief Executive Officer

/s/ Sheila K. Taylor	Executive Vice President,	March 14, 2011
Sheila K. Taylor	Chief Financial Officer & Treasurer

/s/ Paul F. Liljegren	Vice President, Controller &	March 14, 2011
Paul F. Liljegren	Chief Accounting Officer

/s/ Eugene I. Davis	Director	March 14, 2011
Eugene I. Davis

/s/ Dennis E. Foster	Director	March 14, 2011
Dennis E. Foster

/s/ Teresa Ghilarducci	Director	March 14, 2011
Teresa Ghilarducci

/s/ Marnie S. Gordon	Director	March 14, 2011
Marnie S. Gordon

/s/ Beverly K. Goulet	Director	March 14, 2011
Beverly K. Goulet

/s/ Mark E. Holliday	Director	March 14, 2011
Mark E. Holliday

/s/ John A. Lamar	Director	March 14, 2011
John A. Lamar

/s/ William L. Trubeck	Director	March 14, 2011
William L. Trubeck