Form 10-K/A
period 2010-12-31
YRC Worldwide Inc.
filed 2011-04-29
CIK 716006

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2011
Common Stock, $0.01 Par Value Per Share	47,770,652 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of YRC Worldwide Inc. amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2011 (the “Original Form 10-K”). In this Amendment No. 1, unless the context indicates otherwise, the terms “YRC Worldwide,” “the Company,” “we,” “us” or “our” refer to YRC Worldwide Inc. The capitalized terms used in this Amendment No. 1 but not defined shall have the meaning specified for that term in the Original Form 10-K.

This Amendment No. 1 is being filed solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K, to update an exhibit and add an additional exhibit in Part IV (Item 15(a)(3)), and to update information under the heading Executive Officers of the Registrant in Part I of the Original Form 10-K, which was incorporated by reference into Item 10 of the Original Form 10-K.

Except as described in this explanatory note, no other information in the Original Form 10-K is being modified, updated or amended by this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), Part IV (Item 15(a)(3)), the signature page and the exhibits identified in Part IV (Item 15(a)(3)).

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

CURRENT EXECUTIVE OFFICERS AND DIRECTORS

The disclosure under the heading Executive Officers below is incorporated by reference into Part I of the Original Form 10-K and replaces in its entirety the disclosure under the heading Executive Officers of the Registrant in the Original Form 10-K.

Executive Officers

The following are our executive officers, each of whom serves until his successor has been elected and qualified or until his earlier resignation or removal:

Name	Age	Position(s) Held
William D. Zollars (1)	63	Chairman of the Board and Chief Executive Officer of YRC Worldwide (since November 1999); President of YRC Worldwide (since April 2010 and from November 1999 – October 2009); President of Yellow Transportation (1996 – 1999); Senior Vice President of Ryder Integrated Logistics, Inc. (1994 –1996).

William L. Trubeck	64	Interim Executive Vice President, Chief Financial Officer and Treasurer of YRC Worldwide (since March 2011); Self-employed business and financial consultant (since 2008); Executive Vice President and Chief Financial Officer, H&R Block, Inc. (financial services) (2004–2007); Executive Vice President, Western Group (2003–2004); Executive Vice President, Chief Administrative Officer and Chief Financial Officer (2002–2003) and Senior Vice President and Chief Financial Officer (2000–2002), Waste Management, Inc. (waste disposal and environmental services); Senior Vice President–Finance and Chief Financial Officer and President, Latin American Operations, International MultiFoods, Inc. (food manufacturing) (1997–2000); Current Director, Dynegy Inc. (independent power producer); WellCare Health Plans, Inc. (managed care services); Vice Chairman of the Board of Trustees of Monmouth College; Former Director, Ceridian Corp. (business services); and Federal Home Loan Bank of Des Moines (community banking).

John A. Lamar	70	Chief Restructuring Officer of YRC Worldwide (since November 2010); Lead Director of YRC Worldwide (since May 2010); Chairman, Premier Trailer Leasing (trailer leasing) (since 2008); Chairman, BeefTek, LLC (integrated beef development) (since 2007); Current Director, SonoMedica Inc. (cardiovascular devices) (since 2007); Chief Executive Officer, LLT International/Contex Capital Partners (international logistics) (1995–2007).

Michael J. Smid	56	Chief Operations Officer of YRC Worldwide (since June 2009); President of YRC Inc. (since October 2008); President of YRC Enterprise Services (since 2007); President of YRC National Transportation (2007); President and Chief Executive Officer of Roadway Express (2005 – 2007); President and Chief Integration Officer of YRC Worldwide Enterprise Services (2004 – 2005); Executive Vice President and Chief Administrative Officer of Yellow Transportation (2000 – 2004).

Michael J. Naatz	45	President – Customer Care Division and Chief Customer Officer of YRC Worldwide (since April 2010); Executive Vice President – Technologies of YRC Enterprise Services, Inc. (since December 2009); Executive Vice President and Chief Information and Service Officer of YRC Worldwide (June 2009 – April 2010); various officer positions, including President, of YRC Enterprise Services, Inc. (2005 – December 2009).

James G. Kissinger	54	Executive Vice President and Chief Administrative Officer of YRC Worldwide (since January 2011); Executive Vice President – Human Resources of YRC Worldwide (2008 – 2010); Senior Vice President – Corporate Operations, Aircell (telecommunications) (2006 – 2007); Senior Vice President – Human Resources and other human resource management positions, Sprint Nextel Corporation and its predecessors (telecommunications) (1984 – 2006).

Name	Age	Position(s) Held
Paul F. Liljegren	56	Vice President, Controller, Chief Accounting Officer and Investor Relations of YRC Worldwide (since July 2010); Vice President – Investor Relations and Treasurer of YRC Worldwide (October 2009 – July 2010); Vice President, Controller and Chief Accounting Officer of YRC Worldwide (September 2005 – October 2009); Interim Chief Financial Officer of YRC Worldwide (August 2008 – October 2008); Vice President, Risk and Assurance of YRC Worldwide (2004 – 2005); Corporate Treasurer, Butler Manufacturing Company (1998 – 2004); Vice President, Finance, various divisions of Butler Manufacturing Company (1991 – 1998).

(1)	Mr. Zollars has announced his intention to retire upon successful completion of our Restructuring.

Directors

Our Board of Directors currently consists of nine members, each of whom is elected to serve until the next annual meeting of the stockholders, or until his or her successor is elected and qualified or until his or her earlier resignation, removal from office or death, except as otherwise provided in the Company’s Bylaws or required by law. Directors may serve until age 75, which is the mandatory retirement age pursuant to the Company’s Bylaws. A director’s term on the Board may also be limited if the director changes employment (other than a promotion or lateral move within the same organization) or if the director fails in any fiscal year to attend at least 66% of the aggregate meetings of the Board and any Board committees on which the director serves. The Company’s Bylaws require the director to offer his or her retirement or resignation effective on the annual stockholders’ meeting following the three-month anniversary of the change in his or her employment or the failure to attend the requisite number of meetings in a fiscal year. The Board may waive this requirement in its discretion.

Name	Age	Principal Occupation and Past Service, Directorships
Eugene I. Davis Director since May 11, 2010	56

Chairman and Chief Executive Officer, Pirinate Consulting Group, L.L.C. (consulting firm) (since 1999); Chief Operating Officer, Total-Tel USA Communications, Inc. (telecommunications provider) (1998–1999); Current Director, Ambassadors International (cruise ships); Atlas Air Worldwide Holdings (aircraft freighters); DEX One Corporation (f/k/a RH Donnelly) (telephone directory publishing and services); Global Power Equipment, Inc. (power generation equipment and maintenance services); GSI Group, Inc. (precision motors); MOSAID Technologies Incorporated (semiconductor and communications technologies intellectual property); Orchid Cellmark, Inc. (DNA testing); Rural/Metro Corp. (outsourced municipal ambulance and fire department services); Spectrum Brands, Inc. (batteries, grooming products, pet products and garden products); Trump Resorts Entertainment, Inc. (casinos); and U.S. Concrete, Inc. (ready-mixed concrete, precast concrete products and concrete-related products); Current Director (Mr. Davis, however, will not stand for re-election at the 2011 annual meeting), Knology, Inc. (cable TV, Internet and telephony); RoomStore, Inc. (furniture stores); SeraCare Life Sciences, Inc. (blood and plasma products); and Spansion, Inc. (silicon chips); Current Director (the company, however, has announced it will be acquired and Mr. Davis will no longer serve after the acquisition), Footstar, Inc. (shoes) and Smurfit-Stone Container Corporation (packaging); Former Director, American Commercial Lines Inc. (inland river barges); Delta Airlines (passenger air carrier); Foamex International Inc. (polyurethane foam products); Granite Broadcasting Corporation (television stations); Ion Media Networks, Inc. (television stations); Media General, Inc. (newspapers and television stations); Oglebay Norton Company (mining); PRG-Schultz International Inc. (payables auditing); Silicon Graphics International (supercomputers); TerraStar Corp. (satellite communications); Tipperary Corporation (oil and gas); and Viskase, Inc. (sausage casings).

Mr. Davis’ experience with crisis and turn-around management and strategic planning advisory services for public and private business entities, including those in the transportation industry, allows him to provide the Board important insight into strategic issues facing the Company.

Dennis E. Foster Director since 2000	70

Principal, Foster Thoroughbred Investments (thoroughbred breeding and racing) (since 2000); Vice Chairman, Alltel Corporation (telecommunications) (1998–2000); Chief Executive Officer, 360 Communications, Inc. (wireless communications) (1993–1998); Current Director, NiSource Inc. (natural gas and electric): Current Non-Executive Chairman, Windstream Corporation (telecommunications); Former Director, Alltel Corporation (telecommunications).

Mr. Foster’s experience in leadership positions with technology companies, combined with his institutional knowledge of the Company and the LTL transportation industry gained from many years of service on our Board, allows him to provide the Board with insight on the opportunities and challenges facing us in deploying technology across our network.

Name	Age	Principal Occupation and Past Service, Directorships
Teresa Ghilarducci Director since June 29, 2010	53

Professor of Economic Policy Analysis and the Director of the Schwartz Center for Economic Policy Analysis at The New School for Social Research (since 2008); Member of Economics Faculty, University of Notre Dame (1983 - 2008); Trustee, UAW Retiree Medical Benefits Trust for UAW GM, Ford, Chrysler Retirees (since September 2008); Executive Board Member, Economic Policy Institute, Washington, DC (since January 2008); Trustee, Goodyear Retiree Health Care Trust Fund for Steelworker Trustees (since September 2007); Member, General Accounting Office Retirement Policy Advisory Panel, Washington, DC (since 2002).

Ms. Ghilarducci’s experience with pension finance, as well as her service as trustee of various health and pension funds, allows her to provide the Board with important insight into pension and other financial matters facing the Company.

Marnie S. Gordon Director since May 11, 2010	45

Director, Angelo, Gordon & Co. (investment advisor) (1998–2001); Vice President, Goldman, Sachs & Co. (investment banking) (1993–1998); Former Director, Thermadyne Holdings Corporation (cutting and welding products) and Telewest Global Inc. (cable services provider).

Ms. Gordon’s experience as a lead investor in financially challenged companies and in working with corporate management regarding operating strategies and financial structure allows her to provide the Board with important insight into financial structure and operational issues facing the Company.

Beverly K. Goulet Director since May 11, 2010	56

Vice President – Corporate Development and Treasurer (since 2002) and Managing Director – Corporate Development (1999–2002), AMR Corporation – American Airlines, Inc. (passenger airline carrier). For 19 years prior thereto, Ms. Goulet practiced corporate finance and securities law.

Ms. Goulet’s experience in debt and equity financing and out-of-court restructuring allows her to provide the Board with important insights into our financial challenges and restructuring plans.

Mark E. Holliday Director since May 11, 2010	43

President, Goshawk Capital Corp. (investment company) (since 2009); Partner, Camden Asset Management, LP (investment company) (since 2003); Portfolio Manager, Deephaven Capital Management, LLC (investment company) (2001–2002); Current Director, FiberTower Corporation (telecommunications); Former Director, Movie Gallery, Inc. (video retailer): Clear One Health Plans (health plan provider); and Reptron Electronics, Inc. (electronics manufacturer).

Mr. Holliday’s experience in capital restructuring, service on official and ad-hoc creditor committees and other board experience allows him to provide the Board with important insight into capital restructuring and other financial matters.

John A. Lamar Director since May 11, 2010	70

Chief Restructuring Officer of YRC Worldwide (since November 2010); Lead Director of YRC Worldwide (since May 2010); Chairman, Premier Trailer Leasing (trailer leasing) (since 2008); Chairman, BeefTek, LLC (integrated beef development) (since 2007); Current Director, SonoMedica, Inc. (cardiovascular devices) (since 2007); Chief Executive Officer, LLT International/Contex Capital Partners (international logistics) (1995–2007).

Mr. Lamar’s executive experience in international logistics management, including Asia, distribution, transportation and business turnarounds, including in truck and trailer leasing, allows him to provide the Board important insight into strategic and operational issues facing the Company.

Name	Age	Principal Occupation and Past Service, Directorships
William L. Trubeck Director since 1994	64

Interim Executive Vice President, Chief Financial Officer and Treasurer of YRC Worldwide (since March 2011); Self-employed business and financial consultant (since 2008); Executive Vice President and Chief Financial Officer, H&R Block, Inc. (financial services) (2004–2007); Executive Vice President, Western Group (2003–2004); Executive Vice President, Chief Administrative Officer and Chief Financial Officer (2002–2003) and Senior Vice President and Chief Financial Officer (2000–2002), Waste Management, Inc. (waste disposal and environmental services); Senior Vice President–Finance and Chief Financial Officer and President, Latin American Operations, International MultiFoods, Inc. (food manufacturing) (1997–2000); Current Director, Dynegy Inc. (independent power producer); WellCare Health Plans, Inc. (managed care services); Vice Chairman of the Board of Trustees of Monmouth College; Former Director, Ceridian Corp. (business services); and Federal Home Loan Bank of Des Moines (community banking).

Mr. Trubeck’s experience as the chief financial officer of several large public companies, combined with his institutional knowledge of the Company and the LTL transportation industry gained from many years of service on our Board, allows him to provide the Board with important knowledge of financial and accounting issues affecting us.

William D. Zollars Director since 1999	63

Chairman of the Board and Chief Executive Officer of YRC Worldwide (since November 1999); President of YRC Worldwide (since April 2010 and November 1999–October 2009); President of Yellow Transportation, Inc. (1996–1999); Senior Vice President of Ryder Integrated Logistics (1994–1996); Current Director, ProLogis Trust (real estate investment trust): Cerner Corporation (computer integrated systems design); and CIGNA Corporation (hospital and medical service plans); Former Director, Butler Manufacturing Company (prefabricated metal buildings and components).

Mr. Zollars’ experience as our chief executive officer for over a decade allows him to provide the Board with important perspective on our opportunities, challenges and operations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on our review of copies of reports that persons required to file reports under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), furnished to us, we believe that, for the year ended December 31, 2010, all filings required to be made by reporting persons with respect to the Company were timely made in accordance with the requirements of the Exchange Act.

CODE OF CONDUCT

We have adopted a written Code of Conduct that applies to all of our directors, officers and employees, including our chief executive officer, chief financial officer and chief accounting officer. It is available under Board Committee Charters and Code of Conduct on our website located at www.yrcw.com. We intend to disclose any amendments to, or waivers from, any provision of our Code of Conduct that applies to our chief executive officer, chief financial officer or chief accounting officer by posting such information on our website located at www.yrcw.com.

CHANGES TO PROCEDURES FOR STOCKHOLDERS TO NOMINATE PERSONS FOR

ELECTION TO THE BOARD OF DIRECTORS

There were no material changes made during fiscal year 2010 to the procedure by which stockholders may recommend nominees to our Board of Directors.

AUDIT/ETHICS COMMITTEE

The Company has an Audit/Ethics Committee, whose members are Mark E. Holliday (Chairman), Eugene I. Davis, and Marnie S. Gordon. The Board had determined that all of the members of the Audit/Ethics Committee are, and in 2010 were, independent directors, as that term is defined in applicable law and the NASDAQ Stock Market rules. The Board had further determined that Messrs. Holliday and Davis and Ms. Gordon are “audit committee financial experts,” as that term is defined under SEC regulations and that Messrs. Holliday and Davis and Ms. Gordon met the financial sophistication requirement of the NASDAQ Stock Market rules. William L. Trubeck also served on the Audit/Ethics Committee in 2010. Mr. Trubeck was affirmatively determined to be independent in 2010 under applicable law and the NASDAQ Stock Market rules. Mr. Trubeck resigned from the Audit/Ethics Committee in 2011, prior to becoming an executive officer of the Company. See Director Compensation–Relationship with Trubeck.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary of 2010 Activity Related to Our Comprehensive Recovery Plan

In 2010, we continued our efforts to execute our comprehensive recovery plan to reduce our cost structure and improve our operating results, cash flows from operations, liquidity and financial condition. At the end of 2009, we successfully completed an exchange offer converting approximately $470 million in aggregate principal amount of debt into equity. As part of this exchange offer, eight of the Company’s nine directors were required to resign and were replaced with seven individuals selected or approved by our former note holders in May 2010 and one individual nominated by the International Brotherhood of Teamsters (the “Teamsters”) in June 2010. Two of the individuals selected or approved by the former note holders were existing board members. As part of this Board change, the Compensation Committee (the “Committee”) was restructured from a four- to a three-person committee with one member who was previously a member of the Committee and two new members.

During 2010, due in large part to the efforts of our dedicated employees, including our named executive officers, we made significant advancements in the execution of our comprehensive recovery plan. Specifically,

•

our employees represented by the Teamsters ratified a modification to our labor agreement that, among other things, modified work rules, extended the temporary cessation of pension contributions to multi-employer pension funds until June 1, 2011 and extended the term of the labor agreement from March 31, 2013 to March 31, 2015;

•	we negotiated amendments to our contribution deferral agreement with certain multi-employer pension funds to, among other things, continue the deferral of contributions to these funds;

•

we renewed our asset-backed securitization facility (“ABS facility”) in October 2010 and negotiated amendments to our credit agreement and our ABS facility to, among other things, provide us greater access to the liquidity that our revolving credit facility provides, continue the deferral of interest and fees and amend certain financial covenants;

•	we raised an aggregate of $70 million through the issuance of our 6% Senior Notes due 2014 in February and August of 2010, which allowed us to retire other debt that came due during 2010;

•	we raised $15.4 million of net proceeds through the sale of common stock pursuant to an at-the-market offering during the second quarter of 2010;

•	we received net proceeds of $34.3 million from the sale of a majority of our logistics business in August 2010;

•	we completed the sale of excess property and equipment and the sale and leaseback of certain core operating facilities;

•	we reduced the number of terminals to adjust our transportation networks to current shipping volumes;

•	we made changes to our overall risk management structure to reduce our letter of credit requirements in various states related to workers’ compensation insurance;

•	we effected a 1-for-25 reverse stock split; and

•	we implemented other cost reduction measures in general, administrative and other areas.

All of these accomplishments were made despite the fact that in 2010 we, again, significantly reduced our overall workforce and implemented or continued the following cost-cutting measures related to the compensation of our employees:

•

we continued a 15% wage reduction for substantially all of our union employees and a 10% wage reduction for substantially all of our non-union employees, including our named executive officers, resulting in the base salaries for our named executive officers that were in most cases lower than 2008 base salaries;

•	we did not provide annual bonus opportunities in 2010 for our executives, including our named executive officers;

•	we did not provide long-term incentive opportunities in 2010 for our executives, including our named executive officers;

•	we continued the temporary cessation of contributions to our multi-employer pension funds;

•	we continued the suspension of Company matching 401(k) contributions for non-union employees, including our named executives; and

•	we again increased the amount our non-union employees, including our named executive officers, were required to pay under our health and welfare benefit plans.

In addition, as indicated below under Director Compensation, in 2010 our Board continued their voluntary reduction of fees and waiver of certain special telephonic meeting fees, which was significant due to the numerous special telephonic board and committee meetings held in connection with our efforts regarding our comprehensive recovery plan.

Compensation Philosophy and Objectives; Components of Executive Compensation

Our Committee has established an executive compensation philosophy that supports our near and long-term strategic objectives to:

•

attract and retain high caliber executives whose leadership skills can enable us to effectively navigate the financial challenges affecting our Company and to effectively compete in our market segments; and

•	provide incentives that encourage executives to attain the highest level of organizational performance to maximize stakeholder recovery without encouraging excessive risk taking.

To achieve these objectives, historically our executive compensation program provided base salaries that were reflective of responsible market practices, a significant portion of total compensation that was based on the achievement of annual, long-term and individual performance goals, and almost all long-term incentive compensation in the form of equity to further align our executives’ interests with our stockholders.

Due to the financial challenges facing our Company in 2010, the Committee deviated from its historical compensation practices and, similar to 2009, designed an executive compensation program to align our employees’ compensation (including our named executive officers) with our financial condition and our need to retain high-caliber employees (including our named executive officers) to assist us in executing our comprehensive recovery plan. In 2010, the components of our named executive officers’ compensation consisted of:

•	base salaries;

•

retention opportunities (other than Mr. Zollars), in the form of cash and increased retirement benefits, pursuant to the terms of non-competition, non-solicitation, non-disparagement and confidentiality agreements entered into in 2008 and 2009; and

•	perquisite and other benefit plans and programs that we sponsor.

The base salaries of our named executive officers in most instances were frozen at 2009 levels. This resulted in base salaries for most of our named executive officers being less than they were as of December 31, 2008, due to the continuation in 2010 of the 10% wage reduction for substantially all of our non-union employees implemented in 2009 and the continuation for the first two weeks of 2010 of a seasonal wage reduction of 18% implemented in the last two weeks of 2009, which effectively resulted in a 28% wage reduction for this period. An additional 5% seasonal wage reduction, which occurred from October through December 2009, caused an additional variance between 2009 and 2010 reported base salary. The Committee did not provide an annual bonus or a long-term incentive opportunity for 2010 as it had in the past due to the financial uncertainty facing the Company and the prior implementation of the non-competition agreements. The Committee believed the combination of base salary and retention opportunity appropriately balanced the Company’s need to cut costs and preserve liquidity while incenting and retaining our named executive officers to assist with execution of our comprehensive recovery plan.

Determining Executive Compensation

The Committee has primary responsibility for determining the compensation package for the named executive officers with the assistance of the Company’s chief executive officer and the Committee’s independent compensation consultant, Frederic W. Cook & Co. (the “Consultant”). Prior to 2009, the Committee utilized information that the Consultant provided from various survey groups in determining the appropriate level and form of compensation. Generally, the Committee aimed to provide base salaries, target annual incentive and long-term incentive opportunities and total compensation for the named executive officers that were near the market median of the applicable survey group for similar positions, with the opportunity for the named executive officers to receive annual incentive and long-term incentive compensation in excess of (or less than) target if we exceed (or fail to achieve) our target performance goals. The Committee also considered experience, tenure in position, scope of an executive’s responsibilities, performance and any other factors that could be relevant at the time when setting salaries and target annual incentive and long-term incentive opportunity levels.

As indicated above, due primarily to the Company’s commitment to its comprehensive recovery plan, the Committee did not follow historical practices in determining that 2010 compensation would consist solely of base salary, retention opportunities where needed to retain talent, and perquisite and other benefit plans and programs we sponsored. The Committee focused on implementing responsible compensation practices that would balance the Company’s need to cut costs and preserve liquidity while incenting and retaining our named executive officers to execute our comprehensive recovery plan. As part of its decision to freeze the 2010 base salaries of most of the named executive officers at 2009 levels (which resulted in base salaries for those individuals being less than they were as of December 31, 2008), the Committee considered the effect that this decision would have on its need to retain executives in order to be able to effectively execute its comprehensive recovery plan. As part of this exercise, the Consultant provided the Committee with guidance and advice derived from the Towers Perrin Compensation Data Bank (CDB) Executive Database (the “Database”). The Database includes more than 500 companies and presents the compensation levels and practices of companies across a broad section of industries, including aerospace/defense and automotive and transportation, chemicals, computer hardware, software and services, consumer products (excluding food and beverage), electronics and scientific equipment, food and beverages, metals and mining, oil and gas, pharmaceutical, retail and telecommunications. A list of the companies contained in the Database is attached as Exhibit 99.1 to this Form 10-K/A. The data derived from the Database assisted the Committee in concluding that while the base salaries of the named executive officers were below market, and in one instance significantly below market, that the base salaries combined with any retention opportunity should be sufficient to retain the talent needed to help the Company navigate the financial challenges facing it.

Chief Executive Officer Compensation

In January 2006, the Committee and the full Board (other than Mr. Zollars) determined it was beneficial for us to enter into an employment agreement with Mr. Zollars and established his base salary and annual incentive and long-term incentive opportunities (as set forth in his employment agreement) using a similar method as was used for the other named executive officers at the time, which was targeting each element of compensation and total compensation near the market median of an applicable survey group. See Executive Compensation — Zollars Employment Agreement for a discussion of the terms of Mr. Zollars’ employment agreement. Mr. Zollars’ January 2006 employment agreement requires the Board to annually review his base salary to determine whether it should be increased. Other than special equity opportunities (which have previously been provided and subsequently forfeited due to the Company’s failure to meet the required financial targets) and the supplemental retirement benefits contained in Mr. Zollars’ employment agreement, the compensation policies for Mr. Zollars are essentially the same as for our other named executive officers. The variation between Mr. Zollars’ and the other named executive officers’ compensation reflects the scope and increased level of responsibility of the chief executive officer position compared with our other named executive officers.

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

Due to the Committee’s decision to maintain 2010 salaries at 2009 levels and the high level of Board member interaction with Mr. Zollars in connection with our restructuring efforts, the Board did not feel it was necessary or worthwhile for Mr. Zollars to engage in a self-evaluation process as he had in prior years. Instead, the Board met in executive session without Mr. Zollars and decided to maintain Mr. Zollars’ 2010 base salary at its 2009 level, which was approximately 10% lower than his base salary in 2008.

Compensation for Named Executive Officers (other than the Chief Executive Officer)

In past years, the chief executive officer set performance goals for the other named executive officers. The chief executive officer would then review the performance of each named executive officer (excluding himself) with the Committee and make recommendations as to the compensation for each executive. Taking into account the chief executive officer’s performance review of the named executive officers, the Committee would then approve the compensation for each named executive officer other than the chief executive officer. Due to the Company’s focus on executing its comprehensive recovery plan, this practice was not followed in determining the named executive officer’s compensation in 2010. Instead, the Committee focused on balancing the Company’s need to preserve liquidity against its need to retain executive talent. As discussed above, in light of these factors and market data and advice the Consultant derived from the Database, the Committee decided to provide its named executives with compensation primarily in the form of base salaries and retention opportunities (other than Mr. Zollars). The Committee did not offer any annual or long-term, cash or equity, incentive opportunities because it did not believe these incentives could be structured in a way to provide meaningful incentive to the named executive officers due, among other things, to the pending changes in the Committee and the financial uncertainty facing the Company at the beginning of 2010.

Consultant

The Committee’s Consultant provides guidance and advice to the Committee regarding executive officer compensation trends, reviews compensation plan design and suggests alternative ways to deliver compensation to align the executive’s compensation with Company goals. Frederic W. Cook & Co. has been the Committee’s independent consultant since July 2007. The Consultant provides no other services to the Company.

Summary of Compensation Components

Base Salary

Prior to 2009, base salary for each named executive officer was determined based on a number of factors including: the salary level for similar positions in applicable survey groups, the named executive officer’s experience, tenure in position, scope of responsibility and performance, and internal pay equity among our executive officers. The performance of each named executive officer was also evaluated by reference to individual goals that the named executive officer, together with the chief executive officer (and in the case of the chief executive officer, together with the Board), established each year, including:

•	developing and executing our strategies;

•	developing personnel within the executive’s control or management; and

•	participating in and contributing to programs that positively impact our operations and growth.

Consistent with 2009, the Committee departed from past practices and, as discussed above, after considering the Company’s financial situation and its need to preserve liquidity and to retain its key executives to help execute its comprehensive recovery plan, the Committee decided to maintain the 2010 base salaries for the named executive officers (other than Mr. Naatz and Sheila K. Taylor) at the levels that existed at the beginning of 2009 prior to the wage reductions implemented throughout 2009. The base salary amounts for 2010 reflected in the Summary Compensation Table include a seasonal reduction of 18% that was implemented in the last two weeks of 2009 and was continued during the first two weeks of 2010.

Ms. Taylor was promoted to Chief Financial Officer in October 2009. At that time, the Committee increased Ms. Taylor’s base salary, but not to a level that would have been required had the Company hired a Chief Financial Officer from outside the organization. In February of 2010, the Committee formally considered Ms. Taylor’s salary and after examining data the Consultant derived from the Database, concluded that Ms. Taylor’s base salary was significantly below market. In recognition of this fact, and Ms. Taylor’s significant responsibilities in connection with our restructuring efforts and in furtherance of internal pay equity, the Committee decided to increase Ms. Taylor’s 2010 base salary over her 2009 base salary by approximately 10%. The Committee acknowledged that even with this increase, Ms. Taylor’s base salary was still below market and committed to reevaluate her base salary later in 2010. In July 2010, the Committee again considered Ms. Taylor’s base salary. In light of the contribution Ms. Taylor had made to our restructuring efforts and her performance as our Chief Financial Officer during the previous nine months, the Committee decided to increase Ms. Taylor’s base salary by an additional 16%, which, after the increases, put Ms. Taylor’s compensation at the lower end of the market median range.

Mr. Naatz also received a base salary adjustment in April 2010 to reflect his increased duties and responsibilities in connection with his promotion to our President - Customer Care Division and Chief Customer Officer of the Company. In this position, Mr. Naatz assumed responsibilities for overseeing all aspects of the Company’s sales and sales support function in addition to his previous responsibilities for customer care, revenue management, cargo claims, freight bill entry and technology.

Non-Competition, Non-Solicitation, Non-Disparagement and Confidentiality Agreements

During 2008 and 2009, we entered into certain non-competition, non-solicitation, non-disparagement and confidentiality agreements (“non-competition agreements”) with our named executive officers (other than Mr. Zollars). In general, each provides for payments to our named executive officers in exchange for certain non-competition, non-solicitation, non-disparagement and confidentiality agreements. The Committee decided that these non-competition agreements were important to help ensure the retention of key executives who were crucial to the execution of our comprehensive recovery plan and to protect the Company from competition if they did terminate their employment with us. A summary of these non-competition agreements and the payments made in 2010 pursuant to the terms of the agreements is set forth below.

Sheila K. Taylor, Michael J. Naatz, James G. Kissinger and Daniel J. Churay Agreements. The Company entered into a non-competition agreement with each of Sheila K. Taylor, Michael J. Naatz, James G. Kissinger and Daniel J. Churay in 2009 (the “Non-Competition Agreements”). Pursuant to the Non-Competition Agreements, each executive officer agreed to a three-month non-competition and non-solicitation period following any termination of employment and agreed to certain confidentiality and non-disparagement provisions. In exchange for these agreements and to incent the officer to remain employed with the Company, the Company agreed to pay each officer an amount equal to one times the officer’s base salary (as of the date of the Agreement and prior to any reductions) in equal installments on January 2, 2010, April 1, 2010 and July 1, 2010 if the officer was employed on those dates. These payments were made to each officer. If the officer had resigned or had been terminated with Cause (as defined in the applicable Non-Competition Agreement) before March 31, 2010, the officer would have been required to return the January 2, 2010 payment. In addition, in exchange for the April 1, 2010 payment and July 1, 2010 payment, the non-competition and non-solicitation period was extended to six and nine months, respectively. If the officer had resigned or had been terminated with Cause before June 30, 2010, the officer would have been required to return the April 1, 2010 payment, and if the officer had resigned or had been terminated with Cause before September 30, 2010, the officer would have been required to return the July 1, 2010 payment.

In connection with Ms. Taylor’s resignation from the Company in March 2011, we entered into a Separation Agreement and Release with her (the “Separation Agreement”) pursuant to which she will continue to receive her 2011 base salary and certain health and welfare benefits, and her outstanding options will continue to vest in accordance with their terms, for a 12-month period ending March 31, 2012, subject to certain limitations and her compliance with the covenants of her Non-Competition Agreement. The Separation Agreement contains customary language in which Ms. Taylor, to the fullest extent allowed by law, releases us and our subsidiaries and affiliates from all claims she may have in any way related to or arising from her employment with the Company or the cessation of her employment. In March 2011, we also entered into an amendment of Ms. Taylor’s Non-Competition Agreement to clarify the specific less-than-truckload, truckload and logistics companies that are subject to the restrictive covenants under her Non-Competition Agreement. The Non-Competition Agreement continues to have a nine-month term following termination of Ms. Taylor’s employment; provided, that Ms. Taylor must comply with the terms of the Non-Competition Agreement as a condition to receiving the separation payments and health and welfare benefit continuation through March 31, 2012 under her Separation Agreement.

Michael J. Smid Agreement. The Company entered into a non-competition agreement with Michael J. Smid in June 2009 (the “Smid Agreement”). Pursuant to the Smid Agreement, Mr. Smid agreed to a six-month non-competition and non-solicitation period following any termination of his employment and agreed to certain confidentiality and non-disparagement provisions. In exchange for these agreements and to incent Mr. Smid to remain employed with the Company, the Company agreed that if Mr. Smid remained employed through April 7, 2011 or was terminated without Cause (as defined in the Smid Agreement) prior to April 7, 2011, he would be entitled to 60% of his accrued benefit under the Company’s Supplemental Executive Pension Plan (the “SEPP”) instead of 42%. Because Mr. Smid remained employed through April 7, 2011, he is now entitled to this increased benefit. The Smid Agreement further provides that if Mr. Smid remains employed through April 7, 2012 or is terminated without Cause on or after April 7, 2011 but prior to April 7, 2013, he will be entitled to 80% of his accrued benefit under the SEPP, instead of 60%. Further, if Mr. Smid dies or becomes disabled while employed prior to April 7, 2013, he will be entitled to 100% of his accrued benefit under the SEPP. If Mr. Smid remains employed through April 7, 2013, the Smid Agreement does not modify the SEPP benefits which he is entitled to receive. Mr. Smid will not receive the benefits under the Smid Agreement if he is terminated for Cause or if he breaches the Smid Agreement. For the purposes of the Smid Agreement, Cause means: (1) Mr. Smid’s conviction of a felony involving acts of dishonesty, fraud, or moral turpitude; (2) Mr. Smid’s willful or repeated failure to perform his duties; (3) willful misconduct material to his employment; (4) material breach of Company policies or rules; (5) Mr. Smid’s material and demonstrable dishonesty related to his employment; or (6) gross negligence in the performance of his job duties.

Phil J. Gaines Agreements. The Company entered into a non-competition agreement with Phil J. Gaines in December 2008, which was subsequently amended (the “Gaines Agreement”). Pursuant to the Gaines Agreement, Mr. Gaines agreed to a six-month non-competition and non-solicitation period following any termination of his employment and agreed to certain confidentiality and non-disparagement provisions. In exchange for these agreements and to incent Mr. Gaines to remain employed with the Company, the Company agreed to pay Mr. Gaines an amount equal to one times Mr. Gaines’s base salary (as of the date of the Gaines Agreement) in equal installments in each of January 2010, April 2010 and July 2010 if he was still employed at those times. Mr. Gaines received the payments due in 2010. If Mr. Gaines had resigned prior to July 1, 2010, Mr. Gaines would have been required to return all payments he had received under the Gaines Agreement, and the Company would not have been required to pay Mr. Gaines the July payment. On March 28, 2011, the Company entered into an additional agreement with Mr. Gaines, which, among other things, modified his executive severance agreement and the Company’s executive severance policy as it applies to him. See Potential Payments on Termination or Change of Control – Gaines Agreement.

Perquisite Program

The named executive officers participate in our executive perquisite program. In 2010, perquisite levels were maintained at 2009 levels, which had been reduced by 10% from 2008 levels, reflecting the 10% reduction in the named executive officers’ base salaries during 2009. There is no requirement that a named executive officer spend the perquisite payments on any particular item. Perquisites are limited to cash payments. Perquisite payments are subject to local, state and federal income taxation and withholding. Perquisite payments are included in the “All Other Compensation” column of the Summary Compensation Table.

Benefit Plans

The named executive officers are eligible to participate in our health and welfare plans, including those that provide medical, dental, life insurance and accidental death and dismemberment benefits, generally on the same basis as our other employees, but our named executive officers pay a higher amount for these benefits as the employee portion of the cost for these plans increases as an employee’s salary increases. In 2010, the employee portion of the cost under these plans again increased.

The named executive officers participate in our defined contribution 401(k) plan, which is a tax-qualified retirement savings plan. The Internal Revenue Code of 1986, as amended (the “Code”), limits the contributions the named executive officers can make to the 401(k) plan. In 2009, in connection with union wage concessions, we suspended indefinitely Company-matching contributions under the 401(k) plan for our employees, including our named executive officers.

We sponsor two qualified pension plans for employees of the Company and certain participating subsidiaries that commenced employment prior to January 1, 2004. We froze benefit accruals on and after July 1, 2008 under these plans. Messrs. Zollars, Smid, Churay and Gaines and Ms. Taylor participated in the Yellow Pension Plan. See Pension Benefits for a discussion of this qualified pension plan.

Because the Code limits our named executive officers’ benefit payments from qualified defined benefit plans and contributions to qualified defined contribution plans, we have adopted nonqualified deferred compensation plans, including a supplemental pension plan to restore benefits that these limitations would otherwise take away. We may or may not fund our obligations under these plans in advance of an executive’s retirement, and the executive is considered an unsecured, general creditor of the Company with respect to our obligations to make payments under these plans. Messrs. Smid, Churay and Gaines participate in our supplemental pension plan. Mr. Zollars does not participate in the supplemental pension plan. Instead, he will receive supplemental retirement benefits pursuant to the terms of his employment agreement with us. See Pension Benefits for a discussion of this supplemental pension plan and Mr. Zollars’ employment agreement. In July 2008, the Company froze all employees’ benefit accruals under the Company’s qualified and non-qualified defined benefit plans and Mr. Zollars’ benefit accruals under his employment agreement.

Severance and Other Termination-of-Employment Benefits

We have entered into executive severance agreements with our named executive officers that provide for payment if an executive is terminated without cause within the two-year period after a change of control transaction or between the initiation and culmination of a change of control transaction or resigns for good reason within two years after a change of control transaction. We also maintain an executive severance policy that provides for payment if an executive is terminated without cause or as a result of the elimination of the executive’s position, a restructuring of the Company or a reduction in work force or if the executive resigns for good reason. To receive payment under this policy, the executive must execute a release of the Company from liabilities and obligations and agree to certain confidentiality, non-competition and non-solicitation provisions. This severance policy does not cover Mr. Zollars, as he is entitled to severance benefits pursuant to the terms of his employment agreement. The severance policy also does not apply if the named executive officer is otherwise entitled to severance payments, including under an executive severance agreement. The Company’s severance arrangements for our named executive officers are described in Potential Payments upon Termination or Change of Control.

We have implemented change of control arrangements and a severance policy to attract and retain executive officers that we believe will bring the greatest value to our stakeholders. The Committee believes these arrangements are crucial to incent named executive officers to remain employed with us during periods of uncertainty, including the one currently facing us, and to obtain the highest value for us when considering any potential change of control transaction. The benefits that may be received under the executive severance arrangements were based on data received from the Consultant in 2008, were consistent with market practices in 2008, and do not affect other elements of compensation for the named executive officers.

Equity Ownership Guidelines

In 2004, the Committee established equity ownership guidelines for our executive officers who actively participate in our long-term incentive plan (or any successor to that plan). These guidelines establish equity ownership targets based on an executive’s base salary and salary grade level. The target levels of ownership for each executive are phased in over a six-year period beginning with the executive’s first year of participation in our long-term incentive plan. If an executive does not achieve the desired target level of equity ownership by the end of the six-year period or does not achieve specified interim target levels, the Committee may award restricted share units in lieu of cash that the executive is entitled to receive under our long-term incentive plan or our annual incentive bonus program as necessary to bring the executive into or move the executive towards the target levels.

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

The target equity ownership for each of the named executive officers that is currently employed by us is as follows: Mr. Zollars—5x base salary; Mr. Smid—4x base salary; Messrs. Naatz and Kissinger—3x base salary; and Mr. Gaines—2x base salary. Due to the severe economic recession, the Company’s operating results, the issuance of almost one billion shares of common stock in connection with our debt-for-equity exchange offer completed in December 2009 and the subsequent 1-for-25 reverse split of our common stock, the price per share of our common stock has been dramatically lower than when the equity ownership guidelines were established. Therefore, as of December 31, 2010, the named executive officers subject to the ownership guidelines did not satisfy the equity ownership guidelines. The Committee exercised its discretion to temporarily suspend the equity ownership guidelines in 2009 and has not lifted the suspension in light of the Company’s restructuring efforts. The Committee is committed to the continued alignment of our executive compensation practices and our stockholders interests and anticipates reviewing the equity ownership guidelines after our restructuring is complete.

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

Limitations on Deductibility of Executive Compensation

Section 162(m) of the Code, places a limit of $1 million on the amount of compensation that we may deduct for federal income tax purposes in any year with respect to certain executive officers. Certain performance-based compensation and certain other compensation that our stockholders have approved are not subject to the deduction limit. We have qualified certain compensation paid to executive officers for deductibility under Section 162(m), including compensation expense related to incentive compensation that we grant pursuant to our 2004 Long-Term Incentive and Equity Award Plan (the “Equity Plan”). We may from time to time pay compensation to our executive officers that may not be deductible for federal income tax purposes.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board has reviewed and discussed with management the Compensation Discussion and Analysis, and based on such review and discussion, the Compensation Committee recommended to the Board of the Company that the Compensation Discussion and Analysis be included in this Form 10-K/A

Beverly Goulet, Chair

Dennis Foster

Mark E. Holliday

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

EXECUTIVE COMPENSATION

The table below sets forth compensation in the fiscal year ended December 31, 2010 for our named executive officers. The table also reflects compensation for the fiscal years ended December 31, 2008 and 2009 for those individuals who were also named executive officers in those years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)		Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value ($)(4)	All Other Compensation ($)(5)	Total ($)
William D. Zollars Chairman of the Board, President and Chief Executive Officer	2010 2009 2008	927,030 928,104 1,040,000		0 0 0		0 843,767 1,227,520	0 0 247,125	0 0 678,600	1,067,000 566,000 1,023,000	157,668 135,000 171,895	2,151,698 2,472,871 4,388,140
Michael J. Smid Chief Operations Officer and President of YRC Inc.	2010 2009 2008	534,825 530,477 605,885	(6)	0 0 0		0 283,963 330,485	0 0 71,172	0 0 217,935	230,000 178,000 124,000	22,500 28,450 419,572	787,325 1,020,890 1,769,048
Michael J. Naatz President – Customer Care Division and Chief Customer Officer	2010	377,896		349,998	(7)	0	0	0	—	20,279	748,173
Phil J. Gaines (8) Senior Vice President and Chief Financial Officer of YRC Inc.	2010 2009	303,068 295,235		339,999 0	(7)	0 99,521	0	0 0	76,000 60,000	24,580 22,708	743,647 477,464
James G. Kissinger Executive Vice President and Chief Administrative Officer	2010 2009 2008	280,783 278,401 306,539		306,000 0 70,000	(7)(9)	0 97,965 0	0 0 75,280	0 0 76,673	— — —	22,500 22,708 31,900	609,283 399,074 560,632
Former Officers (10)
Sheila K. Taylor Executive Vice President and Chief Financial Officer	2010 2009	398,825 193,193		339,999 0	(7)	0 0	0 2,637	0 0	7,000 5,000	22,500 9,523	768,324 210,353
Daniel J. Churay Executive Vice President, General Counsel and Secretary	2010 2009 2008	395,952 349,924 369,018	(11)	409,998 0 0	(7)	0 124,943 172,050	0 0 33,609	0 0 96,314	23,000 17,000 19,000	20,625 22,708 31,900	849,575 514,575 721,891

(1)	See Compensation Discussion and Analysis—Summary of Compensation Components—Base Salary for a discussion of base salary reductions affecting all named executive officers during 2010 and adjustments to the base salaries of Ms. Taylor and Mr. Naatz during 2010.
(2)	For 2009, amounts represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of the restricted stock granted to our named executive officers (other than Ms. Taylor) under our 2009 Long-Term Incentive Plan (“2009 LTIP”). Under the 2009 LTIP, (i) 20% of our named executive officers’ 2009 opportunity was based upon the achievement of a 2009 EBITDA target (payable one-half in cash and one-half in restricted stock) and (ii) 80% of the 2009 opportunity was based on the price appreciation of our common stock (all of which was payable in restricted stock). Based on the Monte Carlo simulation model, the grant date fair value of the restricted stock that could vest based on our three-year share price appreciation was $3.65/share. None of the restricted stock vested based on our 2009 EBITDA and all of it was forfeited.

For 2008, the amounts represent the aggregate grant date fair value of restricted share units granted to Messrs. Zollars, Smid and Churay for the 2005-2007 performance period under our previous long-term incentive plan. No assumptions were necessary to determine the grant date fair value.

(3)	For 2010 and 2009, no cash payments were made under our annual cash incentive bonus program or under the applicable long-term incentive plan. For 2008, the amounts represent cash awards made under the applicable long-term incentive plan.
(4)	The amounts reported in this column represent the aggregate change in the actuarial present value of the accumulated benefit under our qualified and non-qualified defined benefit pension plans. Messrs, Naatz and Kissinger are not eligible to participate in our pension plans. Benefit accruals under our pension plans were frozen on and after July 1, 2008. The increase in benefits in 2010 was due to a decrease in the interest rate used to calculate the present value of the benefit. The monthly benefit payable at retirement did not increase.
(5)	All other compensation for 2010 includes the following:

Name	Flexible Perquisite Allowance ($)(a)	Legal Expense Reimbursement ($) (b)	Annual Physical ($)(c)	Total ($)
William D. Zollars	135,000	22,668	—	157,668
Michael J. Smid	22,500	—	—	22,500
Michael J. Naatz	18,000	—	2,279	20,279
Phil J. Gaines	22,500	—	2,080	24,580
James G. Kissinger	22,500	—	—	22,500
Sheila K. Taylor	22,500	—	—	22,500
Daniel J. Churay	20,625	—	—	20,625

(a)	The Company provides each named executive officer with cash payments for perquisites, which are more fully described in Compensation Discussion and Analysis—Summary of Compensation Components—Perquisite Program.
(b)	Pursuant to the Letter Agreement described in Zollars Employment Agreement below.
(c)	Each executive officer is entitled to an annual physical at the Company’s cost at a location selected by the Company. Mr. Naatz and Mr. Gaines were the only named executive directors to have such physicals in 2010.

(6)	The Company paid Mr. Smid $5,885 representing amounts earned and accrued, but unpaid, for vacation days that Mr. Smid did not take. Pursuant to Company policy, Mr. Smid was required to use this amount to pay his out-of-pocket costs for Company provided benefits.
(7)	Represents amounts paid pursuant to non-competition agreements. See Compensation Discussion and Analysis — Summary of Compensation Components — Non-Competition, Non-Solicitation, Non-Disparagement and Confidentiality Agreements for discussion of these agreements.
(8)	Mr. Gaines was an executive officer of the Company for only a portion of 2010.
(9)	Represents a one-time payment in connection with the commencement of employment with the Company.
(10)	Ms. Taylor resigned from the Company effective as of March 31, 2011, and Mr. Churay resigned from the Company effective as of December 1, 2010.
(11)	The Company paid Mr. Churay $24,048 representing amounts earned and accrued, but unpaid, for vacation days that Mr. Churay did not take prior to his resignation.

Zollars Employment Agreement

The Company entered into an Employment Agreement with Mr. Zollars on January 25, 2006, which was subsequently amended, that contains the following key terms and conditions:

•

a five-year term commencing January 1, 2006, and ending on December 31, 2010. Pursuant to the Letter Agreement described below, the Company and Mr. Zollars have agreed that the Employment Agreement will remain in effect until Mr. Zollars’ retirement upon successful completion of the Company’s comprehensive recovery plan;

•

a base salary that is reviewed annually, with current base salary equal to $936,000 due to Mr. Zollars’ agreement to participate in the non-union wage reductions described in Compensation Discussion and Analysis;

•	participation in any annual pay-for-performance plan maintained by the Company at target level of 150% of base salary (the Company did not implement such a plan in 2010);

•	participation in the Company’s long-term incentive plan with a target level of 300% of base salary (the Company did not implement such a plan in 2010);

•

a grant on January 26, 2006 of 1,293 restricted shares of the Company’s common stock (adjusted to reflect the Company’s 1-for-25 reverse stock split on September 30, 2010), with full vesting and removal of the restrictions contingent upon the Company having positive net income for the five-year period ending December 31, 2010, and Mr. Zollars not having terminated his employment without “good reason” on or before December 31, 2010. Mr. Zollars forfeited all of these restricted shares because the five-year net income target was not met;

•

an additional potential grant of shares of the Company’s common stock, between January 1, 2009 and March 31, 2009, having a value of up to $1.5 million, with the number of shares granted determined by comparing the Company’s growth in net operating profit after taxes (“NOPAT”) and annual return on committed capital (“ROC”) for 2006, 2007 and 2008 against the NOPAT growth and annual ROC of the companies in the S&P MidCap 400 Index. The performance measures were weighted 30% on NOPAT growth and 70% on ROC. Mr. Zollars did not receive any of these shares because the threshold target for the three-year period was not met;

•

retention of a fully vested, supplemental retirement benefit, payable upon termination as a lump sum rather than in installments during retirement, and the lump sum payment equal to the difference between the net present values of the benefits that Mr. Zollars would have received under the Company’s pension plan if the benefit would have commenced as of his normal retirement date (as defined under the pension plan) and would have been paid in a single life annuity over the longer of his life or his spouse’s life, using his actual years of service (which effective July 1, 2008 was frozen at 11 years) plus 16 years and the benefit Mr. Zollars would have received if the Code did not limit his compensation;

•	ability to exercise vested options for 90 days following termination for any reason other than Good Reason (as defined in the Employment Agreement), death or disability; and

•	certain payments after a termination in connection with a Change of Control as described below under Potential Payments Upon Termination or Change of Control—Zollars Employment Agreement.

Under the Employment Agreement, Mr. Zollars agreed not to divulge any Confidential Information (as defined in the Employment Agreement), not to engage in Competition (as defined in the Employment Agreement) for 24 months following termination, not to solicit any customer or certain potential customers of the Company, and not to solicit employment of certain employees of the Company or otherwise knowingly interfere in any material respect with the business accounts of the Company for 24 months following termination. Mr. Zollars must execute a full release of any liabilities or obligations (excluding indemnification obligations) prior to receiving any payments upon termination, other than unpaid salary and bonus, if any, and the supplemental retirement benefits described above and benefits under other employee benefit plans.

The Company also has a severance agreement with Mr. Zollars which is described below in Potential Payments Upon Termination or Change of Control—Executive Severance Agreements.

On September 28, 2010, the Company and Mr. Zollars entered into a letter agreement (the “Letter Agreement”) which amended the Employment Agreement and memorialized Mr. Zollars’ intent to retire from the Company upon the successful completion of the Company’s comprehensive recovery plan and the naming of Mr. Zollars’ successor. Until Mr. Zollars’ retirement, all agreements he has with the Company, including the Employment Agreement described above and in Potential Payments upon Termination or Change of Control, and the executive severance agreement described in Potential Payments upon Termination or Change of Control, will remain in effect. In addition, Mr. Zollars waived his right to receive all severance benefits upon his retirement (except as applicable upon a Change of Control), other than payments of vested supplemental retirement benefits. The Company and Mr. Zollars agreed that his supplemental retirement benefit will be calculated based on a discount rate equal to the Moody’s Corporate Bond Rate, as in effect on the date the supplemental retirement benefit is paid, and all outstanding equity grants will be governed in accordance with the applicable grant agreements, his Employment Agreement and his severance agreement. The Company agreed to pay Mr. Zollars’ attorney fees incurred in connection with the negotiation and documentation of the Letter Agreement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth the outstanding stock options and stock awards for each of our named executive officers as of December 31, 2010. No information is provided in this table for Mr. Churay because he resigned prior to December 31, 2010, and forfeited all of his unvested and unexercised equity awards. On September 30, 2010, we effected a 1-for-25 reverse stock split of our common stock. All share amounts and exercise prices have been adjusted to reflect the reverse stock split.

	Option Awards				Stock Awards
Name	No. of securities underlying unexercised options (#) exercisable	No. of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	No. of shares or units of stock that have not vested (#)(1)		Market value of shares or units that have not vested ($)(2)	Equity incentive plan awards: Number of unearned shares or other rights that have not yet vested (#)(3)	Equity Incentive plan awards: Market or payout value of unearned shares, units or other rights that have not yet vested ($)(2)
William D. Zollars
3/30/2009								9,247	34,399
5/15/2008(4)	1,000	500	470.50	5/15/2018
2/21/2008					3,071		11,424
7/20/2006					267		993
2/24/2006					659		2,451
1/26/2006					1,293	(5)	4,810
7/14/2005					191		711
2/25/2005					937		3,486

					6,418		23,875	9,247	34,399
Michael J. Smid
3/30/2009								3,112	11,577
5/15/2008(4)	288	144	470.50	5/15/2018
2/20/2008					786		2,924
7/19/2006					54		201
2/24/2006					134		498
7/14/2005					35		130
2/25/2005					168		625

					1,177		4,378	3,112	11,577
Michael J. Naatz
3/30/2009								870	3,236
5/15/2008(4)	82	42	470.50	5/15/2018
2/20/2008					248		923

					248		923	870	3,236
Phil J. Gaines
3/30/2009								1,091	4,059
5/15/2008(4)	82	42	470.50	5/15/2018
4/17/2003	80		673.50	4/17/2013
2/20/2008					300		1,116
7/19/2006					26		97
2/24/2006					65		242
7/14/2005					13		48
2/25/2005					64		238

					468		1,741	1,091	4,059
James G. Kissinger
3/30/2009								1,074	3,995

5/15/2008(4)	106	54	470.50	5/15/2018

								1,074	3,995
Sheila K. Taylor
1/2/2009(6)	13	38	83.50	1/2/2019
5/15/2008(4)	32	16	470.50	5/15/2018
2/20/2008					38		141

(1)	Except as otherwise indicated, all amounts represent unvested restricted share units granted pursuant to the Company’s previous long-term incentive plans. Restricted share units granted in 2008 vest on the third anniversary of the grant date. Restricted share units granted prior to 2007 vest as follows – fifty percent on the third anniversary of the grant date and fifty percent on the sixth anniversary of the grant date.
(2)	The calculation of the market value of unvested stock awards is based on the per share closing price of the Company’s common stock of $3.72 on December 31, 2010.
(3)	All amounts represent unvested restricted stock awarded under our 2009 LTIP and assumes that the threshold performance goal is met. If the relevant performance goals are met, these restricted shares vest on the third anniversary of the grant date. The EBITDA performance goal was not met for 2009. Therefore, all shares that could vest based on this goal were forfeited in 2010.
(4)	Represent options granted pursuant to the Company’s Equity Plan that vest in one-third increments on January 1, 2009, 2010 and 2011.
(5)	Subsequent to December 31, 2010, these shares were forfeited because the five-year net income target was not met. See —Zollars Employment Agreement.
(6)	Represent options granted pursuant to the Company’s Non-Union Employee Option Plan that vest in one-fourth increments on January 2, 2010, 2011, 2012 and 2013. Pursuant to the Separation Agreement we entered into with Ms. Taylor, these options will continue to vest in accordance with their terms through March 31, 2012, subject to certain limitations, at which time all unvested options will be forfeited. See Compensation Discussion and Analysis—Summary of Compensation Components—Non-Competition, Non-Solicitation, Non-Disparagement and Confidentiality Agreements — Sheila K. Taylor, Michael J. Naatz, James G. Kissinger and Daniel J. Churay Agreements for a discussion of the Separation Agreement.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth information with respect to options exercised and stock awards vested for our named executive officers during the fiscal year ended December 31, 2010. On September 30, 2010, we effected a 1-for-25 reverse stock split of our common stock. All share amounts have been adjusted to reflect the reverse stock split.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
William D. Zollars	0	0	2,597	30,920
Michael J. Smid	0	0	509	6,085
Michael J. Naatz	0	0	109	1,418
Phil J. Gaines	0	0	196	2,414
James G. Kissinger	0	0	0	0
Sheila K. Taylor	0	0	12	160
Daniel J. Churay	0	0	351	4,168

(1)	Except for Ms. Taylor, amounts represent the gross number of restricted share units under our previous long-term incentive plans that vested during 2010. For Ms. Taylor, amounts represent the gross number of restricted share units granted under our previous executive share program that vested in 2010.
(2)	Amounts represent the value of the vested stock awards based on the closing price of our common stock on the vesting date or the next business day if the vesting date was not a business day.

PENSION BENEFITS

The following table sets forth information regarding pension benefits for our named executive officers (other than Messrs. Naatz and Kissinger who are not entitled to pension benefits) with respect to the fiscal year ended December 31, 2010:

Name	Plan Name	No. of Years Credited Service (#) (1)		Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
William D. Zollars	Yellow Pension Contractual Supplemental Retirement	11 27	(3)	314,000 10,138,000	0 0
Michael J. Smid	Yellow Pension Supplemental Pension	22 22		708,000 1,273,000	0 0
Phil J. Gaines	Yellow Pension Supplemental Pension	17 17		374,000 188,000	0 0
Sheila K. Taylor	Yellow Pension	5		41,000	0
Daniel J. Churay	Yellow Pension Supplemental Pension	5 5		79,000 72,000	0 0

(1)	Effective July 1, 2008, benefit accruals under all plans and agreements were frozen.
(2)	In calculating the present value of the accumulated pension benefit, the following assumptions were used:

a)	a FASB ASC Topic 715 discount rate of 5.79%,
b)	an expected retirement age of 65 was used for Mr. Zollars which is the normal retirement age in the Yellow Pension Plan, and an expected retirement age of 58, 56, 57 and 63 for Mr. Smid, Mr. Gaines, Ms. Taylor and Mr. Churay, respectively, was used because those are the earliest ages at which each may retire under the applicable plan without benefit reduction,
c)	the RP-2000 was used as the post-retirement mortality table and no table was used for pre-retirement mortality, and
d)	a discount percentage of 5.79% was used to calculate the lump sum distribution, except for Mr. Zollars for whom the Moody’s corporate bond rate of 5.15% was used pursuant to the terms of his contractual arrangement.

(3)	Under a separate contractual supplemental retirement agreement described in the narrative below, Mr. Zollars is credited with an additional 16 years of credited service. The value of the enhanced benefit is proportional to the additional years of service.

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

A participant retiring at age 65 will receive an annual pension benefit (single life basis) amounting to 1 - 2/3% of his or her final average annual compensation paid in the five highest consecutive years of the participant’s last ten consecutive years of participation, multiplied by his or her total years of participation, the product of which is reduced by 50% of the amount of his or her primary social security entitlement at retirement (prorated if participation is less than 30 years). The pension of the highest-paid executive officers will likely be reduced from the above formula because of limitations under the Employment Retirement Income Security Act of 1974, as amended (“ERISA”).

If a participant is age 55 to 65 and has ten or more years of credited service, the participant is eligible for early retirement, subject to a reduction in his accrued benefit. For example, the accrued benefit is reduced to 40% of the full benefit at age 55, 60% at age 60 and 90% at age 64. Mr. Zollars, who is age 63, is the only named executive officer currently eligible for early retirement under the Yellow Pension Plan. Mr. Smid, who is age 56, will be eligible for early retirement under the Yellow Pension Plan as of May 1, 2011.

Company Supplemental Retirement Plans

ERISA and the Code limit covered compensation under the Yellow Pension Plan to $245,000 in 2010 and impose maximum annual benefit limitations, which may cause a reduction in the pension payable under the pension plan. In the future, regulations issued under the Code may adjust these limitations. The Company has adopted supplemental retirement plans to provide for the payment of the benefits that plan participants would lose as a result of present or future Code provisions limiting the benefits payable or the compensation taken into account.

Supplemental Executive Pension Plan. The Company maintains a Supplemental Executive Pension Plan (the “SEPP”) for certain executives who participated in the Yellow Pension Plan, except for Mr. Zollars who has contractual supplemental retirement benefits. The SEPP is intended to be a benefit restoration plan that provides nonqualified deferred benefits to executives whose qualified benefits the Code has limited. The Compensation Committee designates members of management as eligible participants in the SEPP.

Benefits under the SEPP are paid in a lump sum payment or in the form of an annuity following the earliest to occur of the following:

•	the executive’s death; or

•	the later of:

(A)	the executive attaining the executive’s Earliest Retirement Date (as defined in the Yellow Pension Plan); and

(B)	the earlier of:

(1)	the executive’s termination of employment; and

(2)	a specified payment date elected by the executive.

Notwithstanding the above, if the present value of the executive’s SEPP benefit amount is less than or equal to $10,000, the benefit is payable only as a single lump sum. In addition, if a Change of Control (described below) occurs, the present value of the executive’s SEPP benefit amount will be actuarially reduced and paid in a lump sum within 30 days following the Change of Control.

Benefits are payable under the SEPP if an executive’s benefit under the Yellow Pension Plan has been limited under Sections 401(a)(17) (with respect to annual compensation) and 415 (with respect to benefits) of the Code. To determine the amount of a SEPP benefit, if any, the benefit under the Yellow Pension Plan is calculated without regard to the Code Sections 401(a)(17) or 415 limits, less the amount of the benefit actually payable under the Yellow Pension Plan. The compensation used to determine the benefit is the compensation used in determining the benefit under the Yellow Pension Plan and is essentially the compensation reported for federal income tax purposes (i.e., includes salary and annual incentive compensation and excludes fringe benefits). Effective July 1, 2008, benefit accruals under the SEPP were frozen.

Michael Smid Supplemental Retirement Agreement. The Company entered into a non-competition agreement with Mr. Smid pursuant to which Mr. Smid agreed to certain non-competition, non-solicitation, confidentiality and non-disparagement provisions in exchange for certain increases in his accrued benefit under the SEPP. See Compensation Discussion and Analysis—Summary of Compensation Components—Non-Competition, Non-Solicitation, Non-Disparagement and Confidentiality Agreements—Michael J. Smid Agreement.

William Zollars Supplemental Retirement Arrangement. Mr. Zollars’ employment agreement provides a non-qualified, supplemental retirement benefit. As with the Company’s other executives, this benefit supplements Mr. Zollars’ qualified pension plan benefit above the statutory limitation on Company contributions to the Company’s qualified defined pension plan, and the Company may or may not fund its obligations with respect to Mr. Zollars’ non-qualified, supplemental retirement benefit in advance of his retirement. Mr. Zollars is considered an unsecured, general creditor of the Company with respect to the Company’s obligations for the payment of his non-qualified, supplemental retirement benefit. Mr. Zollars’ supplemental retirement benefit is determined by calculating the net present value of his benefit under the Yellow Pension Plan, assuming no Code limitations, normal retirement age, a single life annuity payment over the life of Mr. Zollars or his spouse, his actual years of credited service plus 16 additional years credited service, and his compensation as defined in the Yellow Pension Plan (i.e., including salary and bonus and excluding fringe benefits), less the net present value of the actual benefit payable to Mr. Zollars under the Yellow Pension Plan. Effective July 1, 2008, the supplemental retirement benefit accruals to which Mr. Zollars is entitled were frozen. Under the terms of Mr. Zollars’ Employment Agreement (as amended by the Letter Agreement), the Company will pay the present value of his non-qualified contractual benefit, actuarially reduced, in a lump sum to Mr. Zollars upon (1) a Change of Control (as defined in his executive severance agreement), (2) his retirement pursuant to the Letter Agreement, (3) his death or disability or (4) his termination for Cause (as defined in his Employment Agreement) or his resignation without Good Reason (as defined in his Employment Agreement). The Moody’s corporate bond rate is the rate that the Company uses for calculating the lump sum non-qualified retirement benefit of other designated executives.

Payments based on a termination of employment under any of the foregoing plans are paid six months following the termination of employment. For the definition of “Change of Control” used in the Company’s plans and severance arrangements described above, see Potential Payments upon Termination or Change of Control.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The following narrative and table, together with the other information in this Form 10-K/A, describe the potential payments and benefits under our written agreements and compensation and benefit plans and arrangements to which our named executive officers (other than Ms. Taylor and Mr. Churay) would be entitled upon termination of employment or a change of control. No information is provided in the narrative or table for Ms. Taylor because she resigned as of March 31, 2011. See Compensation Discussion and Analysis—Summary of Compensation Components—Non-Competition, Non-Solicitation, Non-Disparagement and Confidentiality Agreements—Sheila K. Taylor, Michael J. Naatz, James G. Kissinger and Daniel J. Churay Agreements for a description of the compensation and benefits payable to Ms. Taylor in connection with her resignation. She is not entitled to any additional payments or benefits. No information is provided in the narrative or table for Mr. Churay because he resigned prior to December 31, 2010, and he did not receive any severance payments or other benefits and forfeited all of his unvested equity awards.

The amounts discussed in the narratives and shown in the table below also do not include payments and benefits to the extent they are provided on a non-discriminatory basis to eligible salaried employees upon termination of employment, including accrued salary and vacation pay and distribution of balances under our 401(k) plan. The amounts also exclude payment of accrued amounts pursuant to the terms of our pension plans, and contractual supplemental retirement benefits, which are described under Pension Benefits above.

Executive Severance Agreements

The Company has entered into executive severance agreements with each of our named executive officers currently employed by the Company. As described below, certain provisions of Mr. Zollars’ agreement are different than the other named executive officers.

Under the executive severance agreements, payments may be due to an executive if, after or in connection with a “Change of Control” transaction:

•

the executive’s employment is terminated for any reason other than death, permanent disability, retirement at or after the executive’s normal retirement age or “cause,” either within the two-year period after the Change of Control or within the period between the initiation and culmination of the Change of Control transaction; or

•

the executive resigns within two years after a Change of Control due to an adverse change in title, authority or duties, a transfer to a new location, a substantial increase in travel time, a reduction in salary, or a reduction in fringe benefits or annual bonus below a level consistent with the Company’s practice prior to the Change of Control.

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

•

a lump sum cash amount equal to two times the executive’s current base salary and target annual incentive for the year of termination (or, if no target annual incentive has been established, a specified percentage of base salary, which percentage at December 31, 2010 was as follows: 150%—Mr. Zollars; 75%—Mr. Smid; 55%—Mr. Naatz; and 50%—Messrs. Kissinger and Gaines), or such other percentage as the Compensation Committee determines in its sole discretion); and

•

benefits substantially similar to the benefits the executive would have received had he or she remained employed (including health and welfare plan benefits, disability benefits, and perquisite plans and programs, but not contributions to defined contribution or defined benefit plans) for a period of two years.

Severance benefits are also subject to a gross-up provision if it is determined that the benefits the executive severance agreements provide are subject to the excise tax that Section 4999 of the Code imposes. Further, in the event of a Change of Control, all options to acquire Company shares, all shares of restricted Company stock, all performance or restricted share units and any other equity or phantom grants and awards would become immediately vested, exercisable and non-forfeitable and all conditions of any grant or award would be deemed to be satisfied. The executive severance agreements also require the named executive officers to keep information relating to the business of the Company that comes into his or her possession during employment confidential, not to use such information for his or her benefit and not to aid any other person in the use of such information in competition with the Company.

In addition, in the event of a Change of Control, regardless of whether Mr. Zollars’ employment is terminated, Mr. Zollars is entitled to receive his supplemental retirement benefit provided in his Employment Agreement within 30 days of the Change of Control, subject to actuarial reductions for early payment.

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

In calculating the payments to be made and the benefits to be provided to each named executive officer under the executive severance agreement in the table below, we made the following assumptions:

•	the change of control transaction qualifies as a change of control under Section 280G of the Code;

•	under Section 280G of the Code, only Mr. Naatz has been determined to be a “disqualified individual,” and as such is entitled to the gross-up and excise tax payments;

•	Mr. Zollars would receive payout under his Employment Agreement rather than his executive severance agreement in the event of a Change of Control; and

•	a stock price of $3.72, the per share closing price of the Company’s common stock on December 31, 2010.

Zollars Employment Agreement

As described above under—Zollars Employment Agreement, the Company and Mr. Zollars have entered into an Employment Agreement that provides him with benefits in connection with certain termination scenarios that are not addressed in his executive severance agreement. Under his Employment Agreement, if the Company terminates Mr. Zollars’ employment other than for “cause” or Mr. Zollars resigns for “good reason” after or in connection with a “Change of Control” (as defined in the executive severance agreements) or if Mr. Zollars terminates his employment at any time within the three-month period beginning six months after a “Change of Control” (as defined in the executive severance agreements) he shall be entitled to the following:

•	a separation payment in an amount equal to three times his current base salary and target annual incentive for the year of termination;

•

benefits substantially similar to the benefits he would have received had he remained employed (including health and welfare benefits, but not pension, perquisite or long- or short-term disability benefits) for two years;

•	immediate vesting of all outstanding options and equity based awards; and

•	payment of his supplemental retirement benefits provided for in his Employment Agreement within 30 days of the Change of Control subject to actuarial reductions for early payment.

Mr. Zollars’ severance benefits are also subject to a gross-up provision if it is determined that the benefits described above are subject to the excise tax that Section 4999 of the Code imposes. If Mr. Zollars is entitled to benefits under the scenarios described above, he is required to elect to receive payments under his Employment Agreement or his executive severance agreement. He is not entitled to receive payments under both. Further, if Mr. Zollars is otherwise eligible to receive benefits under his executive severance agreement, he is not entitled to benefits under the Employment Agreement.

Mr. Zollars’ Employment Agreement also provides that if he dies, becomes permanently disabled, is terminated for “cause” or resigns without “good reason,” in addition to the payment of normal compensation and benefits through the date of termination and, in the case of death or disability, the payment of his annual incentive for the year of termination based on the actual achievement of pre-determined criteria, he is entitled to payment of his supplemental retirement benefit, subject to actuarial reduction, provided for in his Employment Agreement within 30 days of the date of termination in the event of death or disability or 30 days following the six-month anniversary of the date of his termination in the event of a termination for “cause” or resignation without “good reason.” In addition, in the event Mr. Zollars terminates his employment for any reason other than “good reason”, death or disability, his vested options are exercisable for 90 days after his termination. For the purposes of his Employment Agreement, “cause” means

•	Mr. Zollars willfully engaging in conduct that is materially and demonstrably injurious to the Company, or

•	Mr. Zollars willfully engaging in an act(s) of dishonesty resulting in material personal gain to Mr. Zollars at the expense of the Company.

“Good reason” for the purposes of the Employment Agreement means the occurrence, without Mr. Zollars prior written consent, of any of the following:

•	he is assigned any duties inconsistent with his position, authorities, duties or other responsibilities set forth in the Employment Agreement;

•	his principal place of employment is relocated to a location more than 35 miles from Overland Park, Kansas;

•	his annual compensation opportunity, including annual and long -term incentive opportunity is significantly reduced; or

•	the Company materially breaches the Employment Agreement.

Mr. Zollars is also required to execute a release of any liabilities or obligations (excluding indemnification obligations) prior to receiving any payments upon termination, other than unpaid salary and bonus, if any, supplemental retirement benefits and benefits under other employee benefit plans, and is bound by the confidentiality, non-competition and non-solicitation provisions, described above under—Zollars Employment Agreement.

In addition, upon Mr. Zollars’ retirement as contemplated by the Letter Agreement, Mr. Zollars is entitled only to his supplemental retirement benefit provided in his Employment Agreement within 30 days following the six-month anniversary of his retirement. No other termination or severance benefits under his Employment Agreement or his executive severance agreement are payable.

Executive Severance Policy

In addition to the executive severance agreements, we have implemented an executive severance policy for certain senior executives if (i) the executive’s employment is terminated as a result of the elimination of the executive’s position, a restructuring of the Company or a reduction in work force, (ii) the executive is terminated without “cause” or (iii) the executive terminates his or her employment for “good reason”. This policy applies to each of the named executive officers currently employed by the Company, except Mr. Zollars who has a written employment contract that provides for severance benefits. If any of the foregoing events occurs, the severance policy provides that the executive shall be entitled to:

•	a severance payment equivalent to two times the executive’s current annual salary, payable in semi-monthly installments for 24 months;

•	outplacement services consisting of an 18-month program with a value of up to $10,000;

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

In exchange for the severance benefits, each executive must execute a separation agreement that includes (i) a full release of the Company from any liabilities or obligations (excluding accrued and vested pension and compensation obligations, the obligations under the executive severance policy and any indemnification to which the executive is entitled), (ii) an agreement to cooperate with the Company in legal proceedings and investigations, (iii) a confidentiality agreement with respect to the Company’s confidential information, (iv) an agreement not to engage in a “prohibited activity” during the two-year period after termination, and (v) an agreement to settle issues with respect to the separation agreement through arbitration.

The separation agreement provides that if the executive engages in a “prohibited activity” in the first six months after termination, the Company may sue the executive for return of severance payments and seek an injunction against such activities during the first six months after termination. Thereafter, the Company may discontinue severance benefits (other than those required by applicable law such as COBRA).

The Compensation Committee of the Board may amend or terminate this policy; provided, that any amendment that is detrimental to the interests of an executive at the time of the amendment or any termination with respect to an executive shall only be effective 24 months from the date of the Compensation Committee’s action to amend or terminate.

Smid Agreement

Pursuant to the Smid Agreement, in exchange for certain non-competition, non-solicitation, confidentiality and non-disparagement provisions, Mr. Smid is entitled to certain increases in his accrued benefit under the SEPP if he is terminated without Cause (as defined in the Smid Agreement) prior to April 7, 2013, or if he dies or becomes disabled while employed prior to April 7,

2013. See Compensation Discussion and Analysis—Summary of Compensation Components—Non-Competition, Non-Solicitation, Non-Disparagement and Confidentiality Agreements—Michael J. Smid Agreement.

Gaines Agreement

On March 28, 2011, the Company and Phil J. Gaines entered into an agreement (the “Gaines Amendment”) regarding Mr. Gaines’ new role as Senior Vice President and Chief Financial Officer of YRC Inc. The Gaines Amendment sets forth modifications to the executive severance agreement with Mr. Gaines and the Company’s executive severance policy as it applies to Mr. Gaines. Mr. Gaines received a cash payment equal to $229,500 on April 1, 2011, in connection with his assumption of this new role (the “April Payment”). In the event Mr. Gaines voluntarily leaves the Company prior to December 31, 2011, he will forfeit any severance benefits normally available under the executive severance policy, but will retain the April Payment. If (A) Mr. Gaines is involuntarily terminated prior to March 31, 2012 as a result of elimination of his position, a restructuring of the Company or a reduction in force, or he is involuntarily terminated without “cause” (as defined in the executive severance policy) or (B) Mr. Gaines voluntarily leaves the Company after December 31, 2011 but prior to March 31, 2012, then, in each case, Mr. Gaines will be eligible to receive severance benefits under the executive severance policy, except that Mr. Gaines’ cash severance payments would be limited to $382,500 (payable over 15 months from his termination date). If a Change of Control (as defined in the executive severance agreement) occurs prior to March 31, 2012 and Mr. Gaines voluntarily leaves the Company within 90 days of the close of such transaction, then Mr. Gaines will be eligible to receive severance benefits under his executive severance agreement, except that Mr. Gaines’ cash severance payments would be reduced by the April Payment. If Mr. Gaines remains employed by the Company after March 31, 2012, he will be eligible for benefits under his executive severance agreement and the Company’s executive severance policy then in effect without any of the modifications set forth in the Gaines Amendment.

Restricted Stock and Restricted Share Unit Award Agreements

Our named executive officers currently employed by the Company are parties to restricted stock award agreements and/or restricted share unit award agreements. These agreements provide that if a named executive officer’s employment terminates prior to the vesting of the restricted stock or restricted share unit, as applicable, due to the executive’s death, disability or retirement at or after age 65, all of the unvested equity will immediately vest. If an executive retires at or after age 55 and the executive’s age plus his years of service equals at least 75, then the restricted stock and restricted share units will continue to vest in accordance with their terms as if the executive had remained employed by the Company until he reaches age 65, at which time the stock will become fully vested. If, however, the executive divulges confidential information about the Company, solicits employees of the Company, or competes with the Company after retirement but prior to the time his equity is vested, all unvested equity will be forfeited. If the executive is terminated and is entitled to benefits under the executive severance policy described above, then the restricted share units and restricted stock awards will vest in accordance with such policy. If the executive’s employment is terminated for any reason other than death, disability or retirement and if the executive severance policy does not apply, all unvested stock awards will be forfeited, but the Company in its sole discretion may immediately vest any stock award or permit the continued vesting after termination. In addition, upon a change of control (as defined in the executive severance agreements described above), all unvested restricted stock and restricted share units will immediately vest.

Option Award Agreements

Each of our named executive officers received an option grant in May 2008. The award agreement for these grants provides that if a named executive officer’s employment terminates due to death or disability, all unvested options become fully vested and exercisable for one year after the executive’s death or permanent disability. If the executive retires at or after age 65, the option becomes fully vested and exercisable until the option expires. If the executive retires at or after age 55 and the executive’s age plus years of service equals at least 75, then the option will continue to vest and become exercisable as if the executive had remained employed by the Company and will become fully vested at age 65 and will remain exercisable until the option expires. If, however, the executive divulges confidential information about the Company, solicits employees of the Company, or competes with the Company after retirement but before the option is exercised, then all unvested options will be forfeited and the right to exercise any vested option shall terminate. If the executive is terminated and is entitled to benefits under the executive severance policy described above, then the options will vest and become exercisable in accordance with such policy. If the employment of any executive (other than Mr. Zollars whose option vesting is governed by the terms of his Employment Agreement described above) is terminated for any reason other than death, disability or retirement and if the executive severance policy does not apply, all unvested options will be forfeited and all vested options must be exercised within 90 days of termination, but the Company in its sole discretion may immediately vest, or permit the continued vesting of, any option and may permit the exercise of any option prior to its expiration. In addition, upon a change of control (as defined in the executive severance agreements described above), all unvested options become fully vested and all options are exercisable until the expiration of the option.

POTENTIAL PAYMENTS UPON CERTAIN TRIGGERING EVENTS

The following table provides estimates of the value of payments and benefits that would become payable or accrue to our named executive officers as of December 31, 2010 under the scenarios described below, in each case based on the assumptions described in the footnotes to the tables. No information is provided in this table for Ms. Taylor because she resigned as of March 31, 2011. See Compensation Discussion and Analysis—Summary of Compensation Components—Non-Competition, Non-Solicitation, Non-Disparagement and Confidentiality Agreements—Sheila K. Taylor, Michael J. Naatz, James G. Kissinger and Daniel J. Churay Agreements for a description of the compensation and benefits payable to Ms. Taylor in connection with her resignation. She is not entitled to any additional payments or benefits. No information is provided in this table for Mr. Churay because he resigned prior to December 31, 2010, and he did not receive any severance payments or other benefits and forfeited all of his unvested equity awards.

	Type of Payment (1)
Name	Type of Termination (2) $	Cash Severance $		Equity Awards (3) $		Other Payments $		Gross-Up and Excise Tax Payments $	Total Payments $
William D. Zollars	Termination or Resignation in connection with Change of Control under Severance Agreement (4)	4,680,000	(5)	58,274		304,967	(6)	- 0 -	5,043,241
	Termination or Resignation in connection with a Change of Control under Employment Agreement (7)	7,020,000		58,274		34,343	(8)	- 0 -	7,112,617
	Retirement pursuant to Letter Agreement	—		58,274	(9)	—		—	58,274
	Change of Control with No Termination, Death or Disability	—		58,274		—		—	58,274
Michael J. Smid	Termination or Resignation in connection with Change of Control under Severance Agreement (4)	1,890,000	(5)	15,955		79,967	(6)	- 0 -	1,985,922
	Termination Covered by Executive Severance Policy (10)	1,080,000	(11)	15,955	(12)	44,253	(13)	—	1,140,208
	Change of Control with No Termination, Death or Disability	—		15,995		—	(14)	—	15,955
	Retirement	—		15,995	(9)	—		—	15,995

	Type of Payment (1)
Name	Type of Termination (2) $	Cash Severance $		Equity Awards (3) $		Other Payments $		Gross-Up and Excise Tax Payments $	Total Payments $
Michael J. Naatz	Termination in connection with Change of Control under Severance Agreement (4)	1,240,000	(5)	4,159		64,926	(6)	501,616	1,810,701
	Termination Covered by Executive Severance Policy (10)	800,000	(11)	4,159	(12)	38,212	(13)	—	842,371
	Change of Control with No Termination Death or Disability	—		4,159		—		—	4,159
Phil J. Gaines	Termination or Resignation in connection with Change of Control under Severance Agreement (4)	918,000	(5)	5,800		79,967	(6)	- 0 -	1,003,767
	Termination Covered by Executive Severance Policy (10)	612,000	(11)	5,800	(12)	44,253	(13)	—	662,053
	Change of Control with No Termination, Death or Disability	—		5,800		—		—	5,800
James G. Kissinger	Termination or Resignation in connection with Change of Control under Severance Agreement (4)	850,500	(5)	3,995		64,439	(6)	-0-	918,934
	Termination Covered by Executive Severance Policy (10)	567,000	(11)	3,995	(12)	28,725	(13)	—	599,720
	Change of Control with No Termination, Death or Disability	—		3,995		—		—	3,955

(1)	This table excludes payments and benefits to the extent they are provided on a non-discriminatory basis to eligible salaried employees upon termination of employment, including accrued salary and vacation pay and distribution of balances under our 401(k) plan. The amounts also exclude payment of accrued amounts pursuant to our pension plans and contractual supplemental retirement benefits, which are described under Pension Benefits.
(2)	If a named executive officer (other than Mr. Zollars) is terminated for any reason other than death, disability or retirement and if he or she is not entitled to benefits under an executive severance agreement or the executive severance policy, absent special determination from the Company with respect to equity awards, he or she will not be entitled to any special or accelerated benefits, but will be entitled to receive various payouts and benefits that vested prior to the termination date.
(3)

The information in this column reflects only the value of restricted stock and restricted share units that will vest upon the triggering event and excludes any value for options because the exercise price for the options exceeded the price of our common stock on December 31, 2010. The information also excludes awards that were vested on December 31, 2010. Pursuant to our equity award agreements and applicable plans, all unvested restricted stock and restricted share units will vest upon a change of control or death or disability of the holder of the award. On December 31, 2010, the closing price of the Company’s common stock was $3.72.
(4)	Under the executive severance agreements, these payments are only made if the executive is terminated without “cause” either within the two-year period after a Change of Control (as defined in the executive severance agreements) or within the period between the initiation and culmination of a Change of Control or the executive resigns within two years after a Change of Control for certain specified reasons. See — Executive Severance Agreements above.
(5)	In accordance with the executive severance agreements, amounts represent a one-time lump sum payment equal to two times the sum of (a) the named executive officer’s base salary at December 31, 2010, and (b) a specified percentage of the named executive officer’s base salary, which percentage at December 31, 2010 was as follows: (150% — Mr. Zollars; 75% — Mr. Smid; 55% — Mr. Naatz; and 50% — Messrs. Kissinger and Gaines).
(6)	Amounts represent the value of benefits and perquisites continuation for 24 months (assuming no executive obtains a physical).

Name	Value of Benefit Continuation	Value of Perquisite Continuation	Total
William D. Zollars	34,967	270,000	304,967
Michael J. Smid	34,967	45,000	79,967
Michael J. Naatz	28,926	36,000	64,926
Phil J. Gaines	34,967	45,000	79,967
James G. Kissinger	19,439	45,000	64,439

(7)	If, as a result of his resignation or termination after a Change of Control, Mr. Zollars is entitled to benefits under both his Employment Agreement and his executive severance agreement, he must elect to receive payment pursuant to one of the agreements; he is not entitled to payments under both. Further, if Mr. Zollars is otherwise eligible to receive benefits under his executive severance agreement, he is not entitled to benefits under his Employment Agreement.
(8)	In accordance with Mr. Zollars’ Employment Agreement, this amount represents the value of continuation of benefits (other than long- and short-term disability and perquisites) for 24 months.
(9)	In accordance with the terms of applicable restricted stock and restricted share unit award agreements, restricted stock and restricted share units will continue to vest until normal retirement age is reached. This amount reflects the value as of December 31, 2010 of all unvested shares of restricted stock and restricted share units that would vest upon retirement.
(10)	Under the executive severance policy, these payments are only made if (i) the executive’s employment is terminated as a result of the elimination of the executive’s position, a restructure of the Company or a reduction in work force; (ii) the executive is terminated without “cause” or (iii) the executive terminates his or her employment for “good reason.” See — Executive Severance Policy above.
(11)	In accordance with the executive severance policy, this amount represents two times the executive’s base salary at December 31, 2010 payable in equal bi-monthly installments for 24 months.
(12)	In accordance with the executive severance policy, restricted stock and restricted share units will continue to vest for 24 months. This amount reflects value as of December 31, 2010 of all unvested shares of restricted stock and restricted share units that could vest within 24 months of December 31, 2010.
(13)	In accordance with the executive severance policy, this amount represents the value of COBRA continuation benefits for up to two years and outplacement services consisting of an 18-month program with a value of up to $10,000.
(14)	Pursuant to the Smid Agreement, if Mr. Smid had died or become disabled on December 31, 2010, he would have been entitled to an additional $374,000 over the amounts shown in the Pension Benefits table. See Compensation Discussion and Analysis—Summary of Compensation Components—Non-Competition, Non-Solicitation, Non-Disparagement and Confidentiality Agreements—Michael J. Smid Agreement and Pension Benefits.

DIRECTOR COMPENSATION

The table below sets forth compensation information for our outside directors for the fiscal year ended December 31, 2010. On December 31, 2009, we completed an exchange offer converting approximately $470 million in aggregate principal amount of debt into equity. As part of this exchange offer, eight of our nine directors were required to resign and were replaced with seven individuals selected or approved by representatives of the former note holders in May 2010, and one individual nominated by the Teamsters in June 2010. Two individuals selected or approved by the former note holders, Messrs. Foster and Trubeck, were existing board members. All current Board members, other than Ms. Ghilarducci, were elected at our 2010 Annual Meeting of Stockholders. Ms. Ghilarducci was appointed to our Board on June 29, 2010 as a nominee of the Teamsters in connection with the resignation of Mr. Vogt. As required by applicable SEC rules, the disclosure provided by this section covers all persons who at any time served as an outside director of the Company during 2010.

Name	Meeting, Retainer and Other Fees Received in Cash ($) (1)	All Other Compensation ($) (3)		Total ($)
Current Directors
Eugene I. Davis	115,557	—		115,557
Dennis E. Foster (2)	102,582	2,741	(4)	105,323
Teresa Ghilarducci	85,871	—		85,871
Marnie S. Gordon	109,857	—		109,857
Beverly K. Goulet	115,145	—		115,145
Mark E. Holliday	117,207	—		117,207
John A. Lamar	90,507	141,333	(5)	231,840
William L. Trubeck (2)	103,707	2,741	(4)	106,448

Former Directors (2)
Michael T. Byrnes	19,200	29,541	(6)	48,741
Cassandra C. Carr	4,050	2,741	(4)	20,485
Howard M. Dean	11,550	2,741	(4)	14,875
Phillip J. Meek	10,200	2,741	(4)	14,320
Mark A. Schulz	15,750	2,741	(4)	18,491
Carl W. Vogt	16,050	2,741	(4)	20,331

(1)	Of these amounts, $51,507 for each of the Current Directors represents a pro-rated portion of the $80,000 cash payment made in April 2011 attributable to Board service during the 2010-2011 annual cycle.
(2)	Each of Messrs. Byrnes, Dean, Meek, Foster, Schulz, Trubeck and Vogt and Ms. Carr held 687 restricted share units as of December 31, 2010.
(3)	Messrs. Dean, Meek and Vogt and Ms. Carr previously had deferred receipt of shares of common stock earned pursuant to the Company’s Director Compensation Plan until they ceased to be directors of the Company. As a result, in connection with their resignations from the Board, Messrs. Dean, Meek, Vogt and Ms. Carr received 1,217, 2,872, 3,208 and 28,530 shares of common stock, respectively, that had a value on the date of receipt of $584, $1,379, $481 and $13,694, respectively. These amounts are not included in the table above.
(4)	Represents the value of a retirement gift and taxes thereon.
(5)	Represents amounts paid for services as chief restructuring officer. See –Lamar Agreement below.
(6)	Includes $2,741 representing the value of a retirement gift and taxes thereon and $26,800 in fees paid for services as a consultant after he resigned from the Board. See –Byrnes Agreement below.

Our Director Compensation Plan sets forth the compensation our outside directors are eligible to receive for their service on the Board for the period of time between each annual stockholders’ meeting (the “annual cycle”). An outside director is a director that is not an employee of the Company.

Pursuant to our Director Compensation Plan, our outside directors are eligible to receive the following annual compensation:

•

a retainer for Board services of $50,000 and a retainer for service as a chairperson of a committee (committee members do not receive retainers) as follows: Governance Committee - $5,000; Finance Committee - $5,000; Pension and Benefits Strategy Committee - $5,000; Compensation Committee - $7,500; and Audit/Ethics Committee - $10,000. A minimum of 50% of the retainer fees are typically paid in Company common stock, with the stock award determined annually on the date of the Board meeting immediately following our annual meeting of stockholders based on the closing price of our common stock on that date. Directors have the option of receiving up to 100% of the retainer fees in Company common stock and may elect to defer receipt of all of their retainer fees received in common stock. Directors that are elected during the year receive all of their pro-rated retainer fees for the year of election in cash;

•	an attendance fee of $1,500 for each Board meeting and $1,500 for each committee meeting attended. Directors may elect to defer all of their meeting fees;

•	reimbursement of costs or expenses incurred in relation to Board and committee meetings; and

•

a grant of restricted share units equivalent in value to $77,500 based on the reported closing price of our common stock on the date of grant. These restricted share units vest in one-third increments on the anniversary of the grant date, which is the date of the Board meeting immediately following our annual meeting of stockholders, and are issued the restricted share units from our Equity Plan.

In conjunction with the continuation of the reduction in employee wages and salaries in 2010 (described in more detail above in Compensation Discussion and Analysis), for the 2010-2011 annual cycle, our Board voluntarily continued the fee reduction implemented in 2009 and reduced by 10% all fees for regular Board and committee meetings attended and all cash retainer fees, including annual retainers and retainers for service as chairperson of Board committees. The Board also continued to waive all fees for telephonic special meetings of the Board and the Audit/Ethics, Compensation and Governance Committees in 2010. As noted below, in April 2011, fees for telephonic special meetings of the Board and these committees were reinstated.

At a Board meeting on June 29, 2010, for the 2010-2011 annual cycle, the Board decided to pay the annual and committee chairperson retainer fees 100% in cash instead of 50% in cash and 50% in shares of Company common stock. In addition, given the Company’s ongoing restructuring efforts, the Board initially delayed until December the annual restricted share unit grant for the 2010-2011 annual cycle, and then gave it further consideration in April 2011, as noted below.

In April 2011, the Compensation Committee with the assistance of the Consultant, reviewed the directors’ compensation. The Consultant advised that the following modifications to the amount and structure of the Board’s compensation were reasonable and that, as modified, the Board’s compensation would still be below the competitive market median. Based on the recommendation of the Compensation Committee and the Consultant’s advice, the Board approved the following modifications to Board compensation:

•	the 2011-2012 annual cycle will begin on May 11, 2011, which is the one-year anniversary of the appointment of a majority of the members of the Board;

•	continuation of the 10% reduction implemented in 2009 of all fees for Board and committee meetings and all cash retainer fees for the 2011-2012 annual cycle;

•	for the 2011-2012 annual cycle, continuing to pay the annual and committee chairperson retainer fees 100% in cash;

•	reinstatement of meeting fees for telephonic special meetings of the Board and the Audit/Ethics, Compensation and Governance committees of the Board, consistent with the Director Compensation Plan;

•

payment of compensation in the amount of $80,000 in cash for the 2010-2011 annual cycle (paid in April 2011), and $80,000 in cash for the 2011-2012 annual cycle to be paid at the beginning of the 2011-2012 annual cycle; and

•	no annual restricted share unit grant for the 2010-2011 or the 2011-2012 annual cycle.

The Board anticipates reviewing Board compensation upon completion of the Company’s restructuring and in all events prior to the 2012-2013 annual cycle.

Prior to 2009, our outside directors were subject to the equity ownership requirement set forth in our Director Compensation Plan, which required our outside directors to own shares of Company common stock or restricted share units equal in value to three times the annual board retainer. Due to the severe economic recession, the Company’s operating results, the issuance of almost one billion shares of common stock in connection with our debt-for-equity exchange offer completed in 2009 and the subsequent 1-for-25 reverse split of our common stock, the price per share of our common stock has been dramatically lower than when the equity ownership requirement was established. Therefore, the Board has suspended the equity ownership requirement. The Board is committed to the continued alignment of our director compensation practices and our stockholders interests and anticipates reviewing the equity ownership requirement upon completion of the Company’s restructuring and in all events prior to the 2012-2013 annual cycle.

Lamar Agreement

On November 8, 2010, we entered into a one-year letter agreement with John A. Lamar pursuant to which he is acting as our chief restructuring officer. As chief restructuring officer, Mr. Lamar reports directly to the Board and is responsible for, among other things, overseeing strategy, operations and restructuring efforts in our effort to achieve short- and long-term viability and business recovery. In exchange for these services and in addition to fees received as a director, Mr. Lamar receives $80,000 per month, plus reimbursement of travel and other business expenses and is eligible for a $500,000 success fee payable at the end of the one-year term based on the achievement of specific objectives and business results determined by the Board.

Relationship with Trubeck

On March 7, 2011, we announced the appointment of William L. Trubeck as our Interim Executive Vice President and Chief Financial Officer effective as of March 31, 2011. From March 7, 2011 through March 31, 2011, Mr. Trubeck provided certain consulting services in his role as a director to provide for an orderly transition of the chief financial officer role at the Company. In exchange for these services and in addition to fees received as a director, Mr. Trubeck receives $50,000 per month, plus reimbursement of travel and other business expenses.

Byrnes Agreement

On May 11, 2010, we entered into a consulting agreement with Michael T. Byrnes pursuant to which he is advising us regarding our operations in China and other Asian countries and is serving as a director of our China joint ventures, JHJ International Transportation Co., Ltd. and Shanghai Jiayu Logistics Co, Ltd. In exchange for these services, Mr. Byrnes receives $6,700 per month, plus reimbursement of travel and other business expenses. The consulting agreement can be terminated by either party upon 30 days prior written notice. The consulting agreement also imposes certain confidentiality, non-disparagement obligations on Mr. Byrnes and requires the Company to indemnify Mr. Byrnes to the maximum extent permitted by Delaware law from certain litigation damages and costs. In addition, so long as Mr. Byrnes is a director of JHJ International Transportation Co., Ltd. or Shanghai Jiayu Logistics Co., Ltd., the Company is required to cover Mr. Byrnes under any directors’ and officers’ liability insurance maintained by the Company to the maximum extent of the coverage available for any director or officer of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2010, Michael T. Byrnes (January - May 2010), Cassandra Carr (January - May 2010), Phillip J. Meek (January - May 2010), Carl W. Vogt (January - May 2010), William L. Trubeck (May 2010 - February 2011), Beverly K. Goulet (May 2010 - present); and Dennis Foster (January 2010—present) served on the Compensation Committee of the Board. No executive officer of the Company serves on the compensation committee or serves as a director of another entity or member of a compensation committee of another entity where an executive officer of that entity also serves on the Compensation Committee or on the Board. Mr. Trubeck resigned from the Compensation Committee in February 2011, prior to being named as Interim Executive Vice President, Chief Financial Officer and Treasurer of the Company. See Director Compensation - Relationship with Trubeck. Mark E. Holliday was appointed to the Compensation Committee in February 2011 to replace Mr. Trubeck.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2010, with respect to our compensation plans under which equity securities are authorized for issuance. On October 1, 2010, we effected a 1-for-25 reverse stock split of our common stock. All share amounts have been adjusted to reflect the reverse stock split.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders	11,214,663	(1)	$17.62	(2)	2,790,439	(3)
Equity compensation plans not approved by security holders	0		0		0

Total	11,214,663		$17.62		2,790,439

(1)	Includes 11,172,283 shares issuable upon the exercise of stock options and 42,380 shares issuable upon vesting of restricted share units.
(2)	Amount does not take into account shares issuable upon vesting of restricted share units, which have no exercise price.
(3)	Represents 2,790,439 shares available for issuance under our Equity Plan.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

Shares of Company common stock that directors and executive officers of the Company owned as of April 15, 2011 include:

•	shares in which they may be deemed to have a beneficial interest;

•	shares credited to individual accounts in the Company’s 401(k) plan;

•	restricted share units subject to the Company’s Equity Plan; and

•	shares subject to options that are exercisable on or prior to June 14, 2011.

On October 1, 2010, we effected a 1-for-25 reverse stock split of our common stock. All share amounts have been adjusted to reflect the reserve stock split.

All of the executive officers and directors have sole voting and dispositive power with respect to the shares of common stock reported below, and none of the shares reported below is pledged as security by any executive officer or director. See footnote (2) below regarding adjusted ownership amounts and percentages due to unvested restricted share units.

Name	Shares of Common Stock Owned as of 4/15/11 (1)		Shares that Person has Right to Acquire On or Prior to 6/14/11	Total Beneficial Ownership	Percent of Class	Unvested Share Units (2)	Adjusted Total Beneficial Ownership (2)	Adjusted Percent of Class (2)
Eugene I. Davis	0		0	0	*	0	0	*
Dennis E. Foster	1,491		371	1,862	*	316	2,178	*
Teresa Ghilarducci	0		0	0	*	0	0	*
Marnie S. Gordon	0		0	0	*	0	0	*
Beverly K. Goulet	0		0	0	*	0	0	*
Mark E. Holliday	0		0	0	*	0	0	*
John A. Lamar	0		0	0	*	0	0	*
William L. Trubeck	1,862		371	2,233	*	316	2,549	*
William D. Zollars	24,926	(3)	1,500	26,426	*	1,117	27,543	*
Michael J. Smid	4,557	(3)	432	4,989	*	223	5,212	*
Michael J. Naatz	1,219	(3)	124	1,343	*	0	1,343	*
Phil J. Gaines	1,723	(3)	204	1,927	*	104	2,031	*
James G. Kissinger	1,092	(3)	160	1,252	*	0	1,252	*
Sheila K. Taylor (4)	36		74	110	*	0	110	*
Daniel J. Churay (4)	329		0	329	*	0	329	*
All Directors and Executive Officers as a Group (13 persons)	35,295	(3)	3,060	38,355	*	1,972	40,327	*

*	Indicates less than 1% ownership. The percentages in the “Percent of Class” and “Adjusted Percent of Class” columns are based on 47,770,652 outstanding shares of common stock on April 15, 2011.
(1)	Direct ownership except for shares held in the YRC Worldwide Inc. 401(k) Plan as follows: Mr. Zollars 26 shares; Mr. Smid 53 shares; Mr. Naatz 20 shares; and Mr. Kissinger 19 shares.
(2)	The Company has granted rights to receive shares of the Company’s common stock called restricted share units under its Equity Plan. The restricted share units are subject to time vesting requirements. See Outstanding Equity Awards at Fiscal Year End and Director Compensation contained in Part III, Item 11 of this Form 10-K/A. The unvested restricted share units are not included under the “Shares of Common Stock Owned as of 4/15/2011” column and, except for restricted share units that vest on or prior to June 14, 2011, and are deemed to be beneficially owned, are not included in the “Shares that Person has Right to Acquire On or Prior to 6/14/2011,” “Total Beneficial Ownership” and “Percent of Class” columns. However, to provide complete information regarding each of the Company’s directors’ and executive officers’ equity ownership in the Company, the restricted share units that vest after June 14, 2011 are included in the “Unvested Share Units,” “Adjusted Total Beneficial Ownership” and “Adjusted Percent of Class” columns above.

(3)	Under the Company’s 2009 LTIP, participating executive officers, including Messrs. Zollars, Smid, Naatz, Gaines and Kissinger have received awards of restricted stock that will vest, in each case, on the third anniversary of the date of grant upon the achievement of performance goals measured by the share price appreciation of the Company’s common stock. The restricted stock awards are included in the amounts set forth above and are as follows:

Name of Executive Officer	Number of Restricted Shares
William D. Zollars	9,247
Michael J. Smid	3,112
Michael J. Naatz	870
Phil J. Gaines	1,091
James G. Kissinger	1,074
Other Executive Officers	0

(4)	Mr. Churay resigned from the Company on November 1, 2010 and Ms. Taylor resigned from the Company on March 31, 2011. We do not track open market transactions of former executives. Therefore, these amounts represent shares reported on the last Form 4 Mr. Churay and Ms. Taylor filed before their resignations. In accordance with her Separation Agreement, Ms. Taylor’s options will continue to vest in accordance with their terms until March 31, 2012. See Compensation Discussion and Analysis – Summary of Compensation Components – Non-Competition, Non-Solicitation, Non-Disparagement and Confidentiality Agreements – Sheila K. Taylor, Michael J. Naatz, James G. Kissinger and Daniel J. Churay Agreements.

Item 13.	Certain Relationships and Related Transactions, and Directors Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements with Alvarez & Marsal. On August 20, 2009, the Company entered into a letter agreement (the “Initial Letter Agreement”) with Alvarez & Marsal North America, LLC (“A&M”) that replaced a December 2008 letter agreement between the Company and A&M. Pursuant to the Initial Letter Agreement, Richard Williamson, a Managing Director of A&M, served as our Chief Strategy Officer, and additional A&M personnel provided services as set forth in the Initial Letter Agreement. Mr. Williamson and the additional personnel agreed to, among other things, assist our CEO in the development of restructuring plans and strategic alternatives, generate plans to improve liquidity, and identify and drive accountability for possible cost reduction and operations improvement opportunities. Mr. Williamson reported directly to the Finance Committee of the Board of Directors. The Company agreed to pay A&M $690.00 per hour for Mr. Williamson’s services and to pay A&M $225.00 to $775.00 per hour with respect to the services provided by the additional personnel. In addition, the Company agreed to pay A&M for reasonable out of pocket expenses. During 2010, the Company paid A&M approximately $6.4 million for the services of Mr. Williamson and the additional personnel. Pursuant to an amendment to the Initial Letter Agreement, the Company also agreed to pay A&M an incentive fee equal to $3.0 million related to the Company’s completion of the debt-for-equity exchange in December 2009, $1.0 million of which was paid in 2009 and $2.0 million of which was paid on April 1, 2010. As of December 31, 2010, Mr. Williamson no longer serves as our Chief Strategy Officer.

On February 15, 2011, the Company entered into another letter agreement with A&M, effective as of December 31, 2010 (the “Second Letter Agreement”) that terminated the Initial Letter Agreement other than provisions dealing primarily with confidentiality and indemnification obligations. Pursuant to the Second Letter Agreement, A&M agreed to provide the Company with services in connection with our efforts to restructure our existing credit agreements. Representatives of A&M report directly to the Board of Directors and the Chief Executive Officer. The Company agreed to pay A&M $225.00 to $775.00 per hour for the services of its personnel provided under the Second Letter Agreement plus reimbursement for reasonable out of pocket expenses. Since December 31, 2010, the Company has paid A&M approximately $2.0 million. In addition, the Second Letter Agreement provided for A&M to retain the $300,000 retainer paid under the Initial Letter Agreement, which will be credited against any amounts due at the termination of the Second Letter Agreement and returned upon the satisfaction of all obligations under the Second Letter Agreement. The Second Letter Agreement may be terminated by either party by giving 30 days written notice.

Under the Initial Letter Agreement, the Company is required to indemnify Mr. Williamson to the same extent as the most favorable indemnification it extends to its officers and directors. The Company is also required to cover Mr. Williamson as an officer under its existing director and officer insurance policy and maintain such insurance for at least two years after the termination of the Initial Letter Agreement. The Company has also agreed to indemnify A&M from all liabilities related to A&M’s services under the Initial Letter Agreement and Second Letter Agreement, unless such liabilities resulted primarily from A&M’s gross negligence or willful misconduct. In connection with both the Initial Letter Agreement and the Second Letter Agreement Mr. Williamson and the additional personnel are independently compensated pursuant to arrangements with A&M, over which the Company has no control, and they will not receive any compensation directly from the Company or participate in any of the Company’s employee benefits.

Other Related Party Agreements. The Company has entered into agreements with John A. Lamar, a current director, William L. Trubeck, a current director, and Michael T. Byrnes, a former director, pursuant to which each is providing services to the Company. A description of those agreements is set forth under the headings Director Compensation – Lamar Agreement, Director Compensation – Relationship with Trubeck, and Director Compensation—Byrnes Agreement, respectively, which descriptions are incorporated into this Item 13 by reference. Mr. Zollars’ son-in-law is employed in the marketing area, with no direct reporting relationship to him, and his total compensation for 2010 was less than $135,000.

Code of Conduct. The Company’s Code of Conduct (available on the Company’s website at www.yrcw.com ) contains conflict of interest procedures that require referral of any potential conflict to the Company’s General Counsel. The General Counsel will then report his findings and recommendations to the appropriate senior officer or supervisor, who will then determine, in conjunction with the General Counsel, the appropriate action to be taken. The Code of Conduct strongly recommends that Company officers and employees disclose the potential conflict prior to taking any action. Pursuant to the Company’s Code of Conduct, the Audit/Ethics Committee reviews and approves any related party transactions involving any of the Company’s executive officers and any member of the Board based on the facts and circumstances of the individual situation. The Code of Conduct did not require Audit/Ethics Committee approval of the transactions with A&M because Mr. Williamson was not an executive officer at the time the Company entered into the agreements. In addition, the entire Board approved the agreements with each of Messrs. Lamar, Trubeck and Byrnes due to the nature of the agreements, with each director abstaining on the vote with respect to his agreement. The Audit/Ethics Committee recently formally ratified the employment relationship with Mr. Zollars’ son-in-law. For any conflicts of interest that do not involve a related party transaction, the Chief Executive Officer of the Company may seek approval of the potential conflict from the Chairman of the Audit/Ethics Committee. Any director seeking approval or waiver of a potential conflict of interest should recuse himself or herself from any decision on whether to approve an activity or waive the potential conflict. A “related party transaction” is defined in the Company’s Code of Conduct as any transaction that would be required to be disclosed in the Company’s Annual Report on Form 10-K pursuant to Item 404 of SEC Regulation S-K. Since the adoption of the Company’s Code of Conduct in 2003, the Audit/Ethics Committee has not waived any potential conflict of interest.

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

DIRECTOR INDEPENDENCE

The Board has affirmatively determined the independence of each current director and each person who served as a director at any time during 2010 (other than Messrs. Zollars, Lamar and Trubeck), in accordance with applicable law and the NASDAQ Stock Market rules. None of the independent directors had transactions, relationships or arrangements with the Company that the Board needed to consider in determining independence. Messrs. Lamar and Trubeck were affirmatively determined to be independent in 2010, but were subsequently determined to be non-independent when each became an executive officer of the Company. See Director Compensation— Lamar Agreement and Director Compensation— Relationship with Trubeck.

Item 14.	Principal Accounting Fees and Services.

The Audit/Ethics Committee presents the following summary of all fees paid to KPMG LLP during 2010 and 2009:

	KPMG 2010	KPMG 2009
Audit fees (1)	$2,900,413	$3,811,230
Audit related fees (2)	0	36,263
Tax fees	0	0
All other fees	0	0

Total	$2,900,413	$3,847,493

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and the effectiveness of internal control over financial reporting, the review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.
(2)	Audit-related fees consist primarily of consultations regarding accounting matters.

Pursuant to the Audit/Ethics Committee Charter, the Audit/Ethics Committee approves all audit and non-audit services provided by the Company’s auditors. In addition, the chairman of the Audit/Ethics Committee is expressly authorized to approve the provision of non-audit services to the Company, provided that any approval by the chairman must be reported to the Audit/Ethics Committee at its next meeting. The latter express authority was established to handle approval of non-audit services prior to the engagement of the auditor or accountant before the next scheduled Audit/Ethics Committee meeting. The Audit/Ethics Committee approved all audit and audit-related fees incurred in 2010. None of the services provided by the Company’s auditor were approved by the Audit/Ethics Committee pursuant to the exception set forth in paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

The Audit/Ethics Committee has considered and determined that the level of KPMG’s fees for provision of services other than the audit and the quarterly review services is compatible with maintaining KPMG’s independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(3) Exhibits

(10) Management Contracts, Compensatory Plans and Arrangements

10.12.1	YRC Worldwide Inc. Director Compensation Plan.

31.1	Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William L. Trubeck pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1	List of Companies in Database.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YRC Worldwide Inc.

By:	/S/ WILLIAM D. ZOLLARS
William D. Zollars Chairman of the Board of Directors & Chief Executive Officer

April 29, 2010

INDEX TO EXHIBITS

Exhibit No.	Description

(10) Management Contracts, Compensatory Plans and Arrangements

10.12.1	YRC Worldwide Inc. Director Compensation Plan.

31.1	Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William L. Trubeck pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1	List of Companies in Database.