Form 10-Q
period 2011-03-31
YRC Worldwide Inc.
filed 2011-05-10
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common Stock, $0.01 par value per share	47,770,650 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(Amounts in thousands except per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$156,685	$143,017
Accounts receivable, net	497,915	442,500
Prepaid expenses and other	205,559	182,515

Total current assets	860,159	768,032

Property and Equipment:
Cost	3,210,515	3,237,971
Less – accumulated depreciation	(1,710,077)	(1,687,397)

Net property and equipment	1,500,438	1,550,574

Intangibles, net	135,151	139,525
Other assets	128,595	134,802

Total assets	$2,624,343	$2,592,933

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$165,940	$147,112
Wages, vacations and employees’ benefits	205,517	196,486
Other current and accrued liabilities	482,077	452,226
Current maturities of long-term debt	780,898	222,873

Total current liabilities	1,634,432	1,018,697

Other Liabilities:
Long-term debt, less current portion	334,627	837,262
Deferred income taxes, net	119,588	118,624
Pension and postretirement	452,280	447,928
Claims and other liabilities	371,062	360,439
Commitments and contingencies

Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	479	477
Capital surplus	1,644,290	1,643,277
Accumulated deficit	(1,601,294)	(1,499,514)
Accumulated other comprehensive loss	(235,988)	(239,626)
Treasury stock, at cost (123 shares)	(92,737)	(92,737)

Total YRC Worldwide Inc. shareholders’ deficit	(285,250)	(188,123)
Non-controlling interest	(2,396)	(1,894)

Total shareholders’ deficit	(287,646)	(190,017)

Total liabilities and shareholders’ deficit	$2,624,343	$2,592,933

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the Three Months Ended March 31

(Amounts in thousands except per share data)

(Unaudited)

	2011	2010

Operating Revenue	$1,122,886	$987,144

Operating Expenses:
Salaries, wages and employees’ benefits	680,818	651,078
Equity based compensation (benefit) expense	(1,053)	109,871
Operating expenses and supplies	277,196	237,368
Purchased transportation	119,662	94,100
Depreciation and amortization	49,296	50,633
Other operating expenses	67,900	63,194
(Gains) losses on property disposals, net	(2,959)	8,799
Impairment charges	—	5,281

Total operating expenses	1,190,860	1,220,324

Operating Loss	(67,974)	(233,180)

Nonoperating Expenses:
Interest expense	38,803	40,927
Other, net	43	1,906

Nonoperating expenses, net	38,846	42,833

Loss From Continuing Operations Before Income Taxes	(106,820)	(276,013)
Income tax benefit	(4,551)	(5,878)

Net Loss from Continuing Operations	(102,269)	(270,135)
Net Loss from Discontinued Operations, net of tax	—	(4,004)

Net Loss	(102,269)	(274,139)
Less: Net Loss Attributable to Non-Controlling Interest	(489)	—

Net Loss Attributable to YRC Worldwide Inc.	$(101,780)	$(274,139)

Average Common Shares Outstanding – Basic and Diluted	47,638	20,849

Basic and Diluted Loss Per Share
Loss from Continuing Operations	$(2.14)	$(12.96)
Loss from Discontinued Operations	—	(0.19)

Net Loss Per Share	$(2.14)	$(13.15)

Amounts attributable to YRC Worldwide Inc. common shareholders:
Loss from Continuing Operations, net of tax	$(101,780)	$(270,135)
Loss from Discontinued Operations, net of tax	—	(4,004)

Net Loss	$(101,780)	$(274,139)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the Three Months Ended March 31

(Amounts in thousands)

(Unaudited)

	2011	2010
Operating Activities:
Net loss	$(102,269)	$(274,139)
Noncash items included in net loss:
Depreciation and amortization	49,296	52,261
Amortization of deferred debt costs	9,481	10,516
Impairment charges	—	5,281
Equity based compensation (benefit) expense	(1,053)	109,871
(Gains) losses on property disposals, net	(2,959)	8,999
Deferred income tax benefit	(329)	(5,841)
Other noncash items	1,799	1,964
Changes in assets and liabilities, net:
Accounts receivable	(55,415)	(1,317)
Accounts payable	18,988	15,811
Other operating assets	(21,923)	71,213
Other operating liabilities	58,130	23,671

Net cash provided by (used in) operating activities	(46,254)	18,290

Investing Activities:
Acquisition of property and equipment	(10,062)	(3,731)
Proceeds from disposal of property and equipment	11,577	7,637
Other	(161)	—

Net cash provided by investing activities	1,354	3,906

Financing Activities:
Asset backed securitization (payments) borrowings, net	24,449	(28,618)
Issuance of long-term debt	52,775	119,748
Repayment of long-term debt	(15,130)	(59,363)
Debt issuance costs	(3,526)	(7,030)
Equity issuance costs	—	(14,458)

Net cash provided by financing activities	58,568	10,279

Net Increase In Cash and Cash Equivalents	13,668	32,475

Cash and Cash Equivalents, Beginning of Period	143,017	97,788

Cash and Cash Equivalents, End of Period	$156,685	$130,263

Supplemental Cash Flow Information:
Income tax refund, net	$10,573	$81,272
Pension contribution deferral transfer to long-term debt	—	3,488
Lease financing transactions	8,985	4,700
Interest paid in stock for the 6% Notes	2,082	—

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT

YRC Worldwide Inc. and Subsidiaries

For the Three Months Ended March 31

(Amounts in thousands)

(Unaudited)

2011
Common Stock
Beginning balance	$477
Interest paid in stock for the 6% Notes	2

Ending balance	$479

Capital Surplus
Beginning balance	$1,643,277
Share-based compensation	(1,053)
Interest paid in stock for the 6% Notes	2,080
Other, net	(14)

Ending balance	$1,644,290

Accumulated Deficit
Beginning balance	$(1,499,514)
Net loss attributable to YRC Worldwide Inc.	(101,780)

Ending balance	$(1,601,294)

Accumulated Other Comprehensive Loss
Beginning balance	$(239,626)
Pension, net of tax:
Amortization of net losses to net income (loss)	1,481
Foreign currency translation adjustments	2,157

Ending balance	$(235,988)

Treasury Stock, At Cost
Beginning and ending balance	$(92,737)

Noncontrolling Interest
Beginning balance	$(1,894)
Net loss attributable to the noncontrolling interest	(489)
Foreign currency translation adjustments	(13)

Ending Balance	$(2,396)

Total Shareholders’ Deficit	$(287,646)

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

•	Truckload (“Truckload”) reflects the results of Glen Moore, a provider of truckload services throughout the U.S.

At March 31, 2011, approximately 77% of our labor force is subject to collective bargaining agreements, which predominantly expire in 2015.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of YRC Worldwide and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in non-majority owned affiliates or those in which we do not have control where the entity is either not a variable interest entity or YRC Worldwide is not the primary beneficiary, are accounted for on the equity method. We own a 65% equity interest in Shanghai Jiayu Logistics Co. Ltd. (“Jiayu”) for which we consolidate the results in our financial statements effective April 1, 2010 and therefore have a noncontrolling (minority) interest included in our consolidated subsidiaries; consequently, a portion of our shareholders’ deficit, net loss and comprehensive loss for the periods presented are attributable to noncontrolling interests.

Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates. We have prepared the consolidated financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included in these financial statements herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

At March 31, 2011 and December 31, 2010, the net book value of assets held for sale was approximately $62.6 million and $71.2 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets. We recorded charges of $1.9 million and $11.5 million for the three months ended March 31, 2011 and 2010, respectively, to reduce properties held for sale to estimated fair value, less cost to sell. These charges are included in “(Gains) losses on property disposals, net” in the accompanying statements of consolidated operations.

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

The following table provides details of the outstanding components and unused available capacity under the Credit Agreement and ABS Facility (each, as defined below) at March 31, 2011 and December 31, 2010:

(in millions)	March 31, 2011	December 31, 2010
Capacity:
Revolving loan	$706.4	$713.7
ABS Facility	325.0	325.0

Total capacity	1,031.4	1,038.7

Amounts outstanding:
Revolving loan	(176.0)	(142.9)
Letters of credit (3/31/11: $457.0 revolver; $64.7 ABS Facility)	(521.7)	(515.7)
ABS Facility borrowings	(147.2)	(122.8)

Total outstanding	(844.9)	(781.4)

ABS borrowing base restrictions	(107.5)	(135.7)
Restricted revolver reserves	(70.9)	(70.9)

Total restricted capacity	(178.4)	(206.6)

Unrestricted unused capacity (3/31/11: $2.5 revolver; $5.6 ABS Facility)	$8.1	$50.7

During April 2011, net availability on our revolver increased by $0.2 million as a result of asset sales, and unused available capacity at April 30, 2011 is $2.7 million. Additionally, the ABS Facility borrowing base has increased by $11.5 million during April, we have drawn down and utilized letters of credit of $17 million and as of April 30, 2011 our unrestricted unused available capacity is $0.1 million.

Comprehensive Recovery Plan

As a part of our comprehensive recovery plan, we have executed on a number of significant initiatives during 2010 and 2011 to improve liquidity.

Certain of these actions in 2011 are further described below. The final execution of our comprehensive recovery plan has a number of risks that are not within our control that may adversely impact our liquidity and compliance with the financial covenants in our credit facilities. Not withstanding our entering into the Lender Support Agreement and the TNFINC Support Agreement as described below, we anticipate that we will continue to face risks and uncertainties regarding our short and medium-term liquidity. There is no assurance that we will be successful in completing our comprehensive recovery plan. See “Risks and Uncertainties Regarding Future Liquidity” below.

The Restructuring

On February 28, 2011, we, the Teamsters National Freight Industry Negotiating Committee (“TNFINC”) of the International Brotherhood of Teamsters (the “IBT”), the Required Lenders (at least 51% of exposure as defined in the Credit Agreement (as defined below)), the Agent and the Steering Group Majority (as defined below) (collectively, the “Consenting Parties”) reached a non-binding agreement in principle in the form of a term sheet entitled “Summary of Principal Terms of Proposed Restructuring” or “Term Sheet” setting forth the material terms of our proposed restructuring (the “Restructuring”).

“Steering Group” means the informal group of unaffiliated Lenders and Participants (as defined in the Credit Agreement) represented by Akin Gump Strauss Hauer & Feld LLP and Houlihan Lokey Howard & Zukin Capital, Inc.; provided, that the Lenders (as defined below) that make up the Steering Group may change from time to time as and when such changes are identified to us and the Agent.

“Steering Group Majority” means the Lenders of the Steering Group representing more than 50% of the Steering Group’s exposure under the Credit Agreement (including participations).

On April 29, 2011, we entered into a support agreement (the “Lender Support Agreement”) with certain lenders (the “participating lenders”) holding claims in outstanding borrowings, deferred interest and fees and letters of credit (“credit agreement claims”) under our credit agreement, dated as of August 17, 2007 (as amended, the “Credit Agreement”), among the

Company, certain of its subsidiaries, JPMorgan Chase Bank, National Association, as agent (the “Agent”), and the other lenders that are parties thereto (the “Lenders”) pursuant to which such participating lenders have agreed, among other things, to support the Restructuring by tendering their credit agreement claims in the Exchange Offer (as defined below). The Term Sheet was also amended. The participating lenders hold more than 95% of the principal amount of outstanding credit agreement claims.

Under the Lender Support Agreement, among other things, we must use our commercially reasonable efforts to support and complete the Restructuring, negotiate related definitive transaction documents, take certain actions related to the Merger (as described below) and file a registration statement related to the Exchange Offer and related transactions with the SEC.

Pursuant to the Lender Support Agreement, the Restructuring contemplates an exchange offer for certain credit agreement claims and related interdependent transactions that will be simultaneously completed at the closing of the exchange offer. The Restructuring contemplates:

•	with respect to credit agreement claims,

i.	an exchange offer (the “Exchange Offer”), whereby the Lenders under the Credit Agreement would receive in respect of a portion of such claims (a) newly issued Series B Convertible Preferred Stock (the “Series B Preferred Stock”) convertible into approximately 72.5% (subject to dilution as described below) of the restructured Company’s outstanding common stock (the “New Common Stock”) and (b) $140.0 million in aggregate principal amount of our new 10% Series A Convertible Senior Secured Notes due 2015 that are convertible into additional shares of New Common Stock (the “Restructured Convertible Secured Notes”),

ii.	the letters of credit facility under the Credit Agreement and outstanding letters of credit would remain in place, and

iii.	we and our subsidiaries would enter into an amended term loan facility with the Lenders for a portion of remaining borrowing claims under the Credit Agreement not satisfied in (i) above;

•

additionally, the Lenders would purchase and we would sell for cash pursuant to subscription rights issued in connection with the Exchange Offer an aggregate principal amount of $100.0 million of our newly issued 10% Series B Convertible Senior Secured Notes due 2015 (the “New Money Convertible Secured Notes” and together with the Restructured Convertible Secured Notes, the “New Convertible Secured Notes”), the proceeds of which would be retained by us for use in our business;

•

the ABS Facility (as defined below) would be refinanced in full with an asset-based lending facility (the “ABL facility”), which is expected to provide additional liquidity through a higher advance rate than the receivable purchase rate under the ABS Facility. As discussed below under “TNFINC Support Agreement,” that agreement requires, among other things, $350 million in lending capacity and $80 million of availability under the ABL facility;

•

the note securing our deferred multi-employer pension contributions (the “Pension Note”) would be amended to (i) extend the maturity until March 31, 2015, (ii) defer any accrued interest and fees until maturity, (iii) provide for contract rate cash interest payments and (iv) eliminate any mandatory amortization payments (other than in connection with permitted sales of certain collateral);

•

in consideration for consent to the Restructuring by TNFINC on behalf of employees represented by the IBT, shares of newly issued Series B Preferred Stock convertible into approximately 25% (subject to dilution as described below) of our New Common Stock would be issued to a trust or a deferred tax qualified plan (the “Plan”) and allocated among certain eligible employees represented by the IBT; and

•

our board of directors would consist of six members nominated by the Steering Group (as defined below), two members nominated by TNFINC and one member that will be the chief executive officer-director (the “New Board”);

The Series B Preferred Stock (and the New Common Stock into which it may be converted) issued in connection with the Exchange Offer to the Lenders and to the Plan would be subject to dilution by a management equity incentive plan to be implemented by the New Board as soon as reasonably practicable after the closing of the Exchange Offer (the “Management Incentive Plan”) and by common stock issued upon conversion of the New Convertible Secured Notes.

Following the closing of the Exchange Offer, we will file a proxy statement with the SEC for the solicitation of votes to approve a merger (the “Merger”) pursuant to which a wholly owned subsidiary of the Company would merge into the Company, with the Company the surviving corporation and having an amended and restated certificate of incorporation permitting the automatic conversion of the Series B Preferred Stock into New Common Stock and providing for sufficient authorized shares of New Common Stock to permit the conversion of the New Convertible Secured Notes into New Common Stock. The Series B Preferred Stock will be permitted to vote on the Merger on an as-converted basis along with the holders of our then outstanding common stock, as a single class. The New Convertible Secured Notes would be permitted to vote on an as-converted basis with our common stock after the Merger is completed.

Our common stock is listed on NASDAQ and is subject to the NASDAQ listing rules. Absent an exception to the NASDAQ listing rule requiring stockholder approval prior to the issuance our Series B Preferred Stock and New Convertible Secured Notes,

our common stock will be subject to delisting if we consummate the Exchange Offer. We intend to apply to NASDAQ for a waiver of the stockholder approval rule under the financial viability exception.

In the event the Exchange Offer and related interdependent transactions as contemplated by the Lender Support Agreement are completed, we anticipate that our current stockholders will hold approximately 2.5% of the restructured Company’s outstanding common stock as of the closing of the Exchange Offer, subject to further dilution by the Management Incentive Plan and the New Convertible Secured Notes.

Obligations of Company and Participating Lenders to Complete the Exchange Offer

The obligations of the Company and the participating lenders to consummate the Exchange Offer are conditioned upon the following to occur:

•

the registration statement for the Exchange Offer and related transactions shall have been declared effective by the SEC and shall remain effective, and on or before the closing of the Exchange Offer, we shall have made public any then material nonpublic information theretofore disclosed by us or our representatives to the participating lenders who had agreed to receive private information from us;

•

the initial funding under the ABL facility shall have occurred (or shall occur substantially concurrently with completion of the Exchange Offer) and be in form and substance acceptable to the Agent, the Steering Group Majority and the Company, each in their sole discretion;

•

the offering of the New Money Convertible Secured Notes, with aggregate net proceeds to us of not less than $100.0 million, shall have closed (or will close simultaneously with completion of the Exchange Offer);

•

each of the approved definitive transaction documents, which by their terms are to be effective at or prior to completion of the Exchange Offer, shall have become effective and be in full force and effect;

•	certain agreements related to multi-employer pension funds shall be in full force and effect;

•	the Plan, in form and substance acceptable to us, the Agent and the Steering Group Majority, shall have been established by the us and be in full force and effect;

•

the New Board, other than the IBT director designees, shall have been elected or designated by the existing members of the board of directors as “continuing directors” (provided that the director candidates were selected by the Agent and Steering Group Majority at least ten (10) days prior to the closing of the exchange offer) and a new chief executive officer and chief financial officer shall have commenced employment with us, in each case unless otherwise waived by the Agent and Steering Group Majority; and

•

100% of the participating lenders shall have agreed to the Exchange Offer and validly and timely tendered, delivered and not withdrawn their tender into the Exchange Offer and not changed, revoked or withdrawn such agreement or tender.

Termination of Lender Support Agreement

The Lender Support Agreement will terminate under certain circumstances, including, but not limited to (each, a “support termination event”):

•	by the mutual written consent of the Company and 66 2/3% of the aggregate amount of outstanding credit agreement claims of the participating lenders;

•	at 5:00 p.m. prevailing Eastern Time on July 22, 2011, as to each participating lender who has not agreed to extend such date;

•	upon the occurrence of any of the following, unless waived or extended by the Agent and the Steering Group Majority:

•	at 5:00 p.m. prevailing Eastern Time on May 17, 2011 if we have not filed with the SEC one or more registration statements and/or other appropriate documents for the Exchange Offer;

•

at 5:00 p.m. prevailing Eastern Time on June 15, 2011 if we have not delivered to the Agent and the Steering Group Majority binding commitments with respect to the ABL facility in an aggregate amount not less than $300 million in form and substance acceptable to us, the Agent and the Steering Group Majority;

•	at 5:00 p.m. prevailing Eastern Time on June 22, 2011 unless we have commenced the Exchange Offer (the “solicitation commencement date”); or

•	if the Exchange Offer has not been consummated within 15 business days after the solicitation commencement date.

•	certain events of bankruptcy or dissolution including an involuntary proceeding against us;

•

three (3) business days after we furnish the participating lenders with written notice of our intent, in the exercise of our fiduciary duties and based, at least in part, upon the advice of our outside legal counsel to our board of directors, to take any action that is prohibited under the Lender Support Agreement or to refrain from taking any action that is required under the Lender Support Agreement,

•	certain events of non-cured material breach by the parties;

•	a default or event of default under the Credit Agreement that is not waived or cured as provided in the Credit Agreement;

•

IBT terminating, or threatening in writing to terminate, its memorandum of understanding with respect to the restructuring plan or upon the occurrence of any termination event under TNFINC Support Agreement (as defined below);

•	upon the occurrence of a material adverse effect (as defined in the Lender Support Agreement); and

•

on June 30, 2011, unless certain agreements relating to contributions to our multi-employer pension funds are reached in writing, or any such agreement is terminated, amended or modified in a manner adverse to us or the participating lenders, or otherwise ceases to be in full force and effect.

A support termination event may be waived only upon the written approval of 75% of the aggregate amount of outstanding credit agreement claims of the participating lenders.

Amendment

Approved definitive transactional documents may be amended, modified or supplemented to the extent that such amendments are not materially inconsistent with the Term Sheet with the written approval of (i) us, (ii) the Agent and (iii) the Steering Group Majority; provided that such amendment, modification or other supplement does not impose less favorable treatment of any participating lender’s credit agreement claims, or any group of participating lenders’ credit agreement claims, or its rights and obligations under the Lender Support Agreement and under the approved definitive transaction documents compared to those of the participating lenders generally, without such participating lender’s, or such group of participating lenders’, express written consent.

The Lender Support Agreement may be amended (to the extent such amendment is consistent with the approved definitive transaction documents) only upon the written approval of (i) us and (ii) 75% of the aggregate amount of outstanding credit agreement claims of the participating lenders. Any other amendment to the Lender Support Agreement will require the written approval of (x) us and (y) each participating lender.

TNFINC Support Agreement

On April 29, 2011, we also entered into a support agreement (the “TNFINC Support Agreement”) with TNFINC pursuant to which TNFINC has agreed, among other things, to support the Restructuring. The conditions to TNFINC’s obligations under the TNFINC Support Agreement are substantially similar to those under the Lender Support Agreement except that, with respect to the ABL facility, the TNFINC Support Agreement requires, among other things, $350 million in lending capacity and $80 million of availability under the ABL facility.

The TNFINC Support Agreement will terminate under certain circumstances, including, but not limited to (i) upon the occurrence of a material adverse effect; (ii) certain events of bankruptcy or dissolution including an involuntary proceeding against us; or (iii) on June 1, 2011, unless certain agreements relating to contributions to our multi-employer pension funds are reached in writing, or any such agreement is terminated, amended or modified in a manner adverse to us or the participating lenders, or otherwise ceases to be in full force and effect.

CREDIT FACILITIES

We have two primary liquidity vehicles:

•	the Credit Agreement, and

•	an asset-based securitization facility (as amended, the “ABS Facility”), whereby we receive financing through the sale of certain of our accounts receivable.

The Credit Agreement and the ABS Facility are collectively referred to herein as the “credit facilities”.

Credit Agreement

On February 28, 2011 and April 29, 2011, the Company entered into amendments to the Credit Agreement relating to, among other things, the Restructuring.

Credit Agreement Amendment No. 20

On February 28, 2011, we and certain of our subsidiaries entered into Amendment No. 20 (“Credit Agreement Amendment 20”) to the Credit Agreement.

Milestones

Pursuant to the terms of Credit Agreement Amendment 20, the Required Lenders (at least 51% of exposure as defined in the Credit Agreement), the Agent and the Steering Group Majority acknowledged that the Term Sheet satisfied setting forth the material terms of our restructuring (the “AIP Condition”).

In addition, Credit Agreement Amendment 20 amended certain milestones and added a milestone that are conditions to the Company continuing to defer revolver and term loan interest, letters of credit fees and commitment fees as follows:

•

Credit Agreement Amendment 20 extended the deadline for each document required to effectuate the restructuring of the Company and its subsidiaries contemplated by the AIP to be in final form and acceptable to the Consenting Parties (the “Documentation Condition”) from March 15, 2011 to April 29, 2011 (or such later date approved by the Supermajority Lenders (as defined in the Credit Agreement) but not later than December 31, 2011). Credit Agreement Amendment 20 also amended the Documentation Condition to add the following additional requirements (i) lenders representing at least 90% of exposure (as defined in the Credit Agreement) must sign an agreement supporting the Restructuring, (ii) subject to satisfaction of the Closing Condition (as defined below), TNFINC must consent to the Restructuring and waive any termination, modification similar rights under the Restructuring Plan (as defined below) such that the Restructuring Plan shall be fully binding on the parties thereto, (iii) subject to satisfaction of the Closing Condition, the Specified Pension Fund Deferral Transaction Documents (as defined in the Credit Agreement) must be amended to reflect the terms of the Restructuring and (iv) subject to satisfaction of the Closing Condition and to the extent deemed reasonably necessary, the ABS Facility (as defined below) must be amended to reflect the terms of the Restructuring. The Documentation Condition was satisfied on April 29, 2011 pursuant to Credit Agreement Amendment No 21 (as defined below).

•

Credit Agreement Amendment 20 extended the deadline for the Restructuring to be effectuated and closed (the “Closing Condition”) from May 13, 2011 to July 22, 2011 (or such later date approved by the Supermajority Lenders but not later than December 31, 2011); provided, that the Closing Condition deadline will be May 31, 2011 if the Pension Fund Amendment Condition is not satisfied on or before that date (the “Restructuring Closing Date”). “Pension Fund Amendment Condition” means that the Specified Pension Fund Deferral Transaction Documents have been amended to extend the deferral of interest and amortization payments from May 31, 2011 to July 22, 2011, subject to earlier termination if the Documentation Condition or the Closing Condition is not satisfied by the applicable required date. The Pension Fund Amendment Condition was satisfied on April 29, 2011 pursuant to CDA Amendment No. 10 (as defined below).

•

Credit Agreement Amendment 20 added a milestone which required the Company to obtain, by March 10, 2011, the nonbinding agreement (on terms and conditions acceptable to Company, the Agent, the Steering Group Majority and TNFINC) of the Majority Funds (at least a majority of exposure as defined in the Contribution Deferral Agreement) to the terms of the Term Sheet (subject to the conditions included in the Term Sheet as applied to the Funds (the “Pension Fund Condition”)). Because the Pension Fund Condition was not satisfied by the applicable required date, the Required Lenders may declare an event of default under the Credit Agreement. As a result of the Milestone Failure, we have classified our debt under the Credit Agreement as current maturities of long-term debt. We have also classified the 6% Notes and pension contribution deferral obligations as current maturities of long-term debt due to cross-default provisions within the respective lending agreements.

If the Closing Condition is not satisfied by the applicable required date, then (i) the deferral of interest and fees under the Credit Agreement will end on the fifth day (or if the fifth day is not a business day, the immediately following business day) following such failure and (ii) the Required Lenders may declare an event of default under the Credit Agreement.

Minimum Consolidated EBITDA Covenant

Credit Agreement Amendment 20 removed the minimum Consolidated EBITDA (as defined in the Credit Agreement) covenant in respect of the period ending March 31, 2011 and reset the minimum EBITDA covenant for each fiscal quarter thereafter in an amount to be agreed to by the Company, the Agent and the Required Lenders on or prior to April 29, 2011.

Annual Financial Statements

Credit Agreement Amendment 20 modified the affirmative covenant that requires financial statements of the Company for the fiscal year ended 2010 with an audit opinion that does not include a “going concern” qualification to permit an audit opinion with a “going concern” qualification in connection with such financial statements.

Credit Agreement Amendment No. 21

On April 29, 2011, we and certain of our subsidiaries entered into Amendment No. 21 (“Credit Agreement Amendment 21”) to the Credit Agreement. Credit Agreement Amendment 21:

•	amended the Documentation Condition so that the Lender Support Agreement, the TNFINC Support Agreement and the CDA Amendment 10 (as defined below) collectively satisfied the Documentation Condition;

•	extended the deadline by which the Consolidated EBITDA (as defined in the Credit Agreement) covenant levels must be set by the Company, the Agent and the Required Lenders to July 22, 2011;

•

amended the definition of Deferral Suspension Event (as defined in the Credit Agreement) to permit payments to employee benefit pension plans (including multi-employer plans) at the times and in the amounts required by the labor agreement previously reached with the IBT; and

•

amended the definition of Deferral Termination Date (as defined in the Credit Agreement) to permit the reimbursement of fees and expenses pursuant to the terms of the Contribution Deferral Agreement, as amended by CDA Amendment 10.

Asset-Backed Securitization Amendment

ABS Amendment No. 22

On February 28, 2011, we, as Performance Guarantor, and the parties to the Third Amended and Restated Receivables Purchase Agreement, dated as of April 18, 2008 (as amended, the “ABS Facility”), entered into Amendment No. 22 to the ABS Facility (“ABS Amendment 22”).

Similar to the Credit Agreement Amendment 20, ABS Amendment 22 removed the minimum Consolidated EBITDA (as defined in the Credit Agreement) covenant in respect of the period ending March 31, 2011 and reset the minimum EBITDA covenant for each fiscal quarter thereafter in an amount to be agreed to by the Company, the Administrative Agent and the Required Co-Agents on or prior to April 29, 2011. The Co-Agents consented to Credit Agreement Amendment 20 and agreed to extend the deferral of interest and fees to the fifth day following July 22, 2011 (or if such fifth day is not a business day, the next succeeding business day) (as such date may be extended pursuant to the definition of Deferred Payment Termination Date below) so long as the Amortization Date (as defined in the ABS Facility) or the Deferred Payment Termination Date does not occur prior to that date. If the ABS Facility is refinanced on or before the deferred interest and fees are due, then YRRFC will not have to pay the deferred interest and fees.

ABS Amendment 22 added the Pension Fund Condition milestone that is described above. Because the Pension Fund Condition was not satisfied by the required date, $5 million of deferred commitment fees under the ABS Facility that were due after the required date became payable on May 2, 2011. These fees were deferred until the fifth day following July 22, 2011 pursuant to ABS Amendment 23 (as defined below).

The date that deferred interest and fees are due in the event of a Deferral Suspension Event (as defined in the Credit Agreement) was also extended to the earlier of the Amortization Date (as defined in the ABS Facility) or the Deferred Payment Termination Date.

“Required Co-Agents” means the Administrative Agent and the Co-Agents (other than the Falcon Agent) for two of the Banks Groups (as defined in the ABS Facility).

“Deferred Payment Termination Date” means the earliest of the occurrence of (i) the earliest to occur of (a) the fifth day following February 28, 2011 (or if such fifth day is not a business day, the next succeeding business day) (as such date may be extended pursuant to the terms of this definition) unless the AIP Condition (as defined in the Credit Agreement) has been satisfied on or prior to February 28, 2011 (or such extended date), (b) the fifth day following April 29, 2011 (or if such fifth day is not a business day, the next succeeding business day) (as such date may be extended pursuant to the terms of this definition) unless the Documentation Condition has been satisfied in a manner acceptable to the Agents on or prior to April 29, 2011 (or such extended date) and (c) the fifth day following the Restructuring Closing Date (or if such fifth day is not a business day, the next succeeding business day) (or, in the case of each of the foregoing clauses (a), (b) and (c), such later date as may be agreed to by the Required Co-Agents and YRRFC, but in no event to be later than December 31, 2011) and (ii) any Deferral Termination Event (as defined in the Credit Agreement). Pursuant to the terms of the ABS Amendment 22, the Co-Agents have acknowledged that the Term Sheet satisfied the AIP Condition. The Documentation Condition was satisfied on April 29, 2011 pursuant to ABS Amendment 23 (as defined below).

In connection with ABS Amendment 22, a covenant under the ABS Facility was modified to permit an audit opinion with respect to the Company’s financial statements for the fiscal year ended 2010 to contain a going concern qualification.

ABS Amendment No. 23

On April 29, 2011, we, as Performance Guarantor, and the parties to the ABS Facility, entered into Amendment No. 23 to the ABS Facility ( “ABS Amendment 23”).

Similar to Credit Agreement Amendment 21, ABS Amendment 23 extended the deadline by which the Consolidated EBITDA (as defined in the Credit Agreement) covenant levels must be set by the Company and the Required Co-Agents (as defined in the ABS Facility) to July 22, 2011.

In connection with ABS Amendment 23, the Co-Agents consented to Credit Agreement Amendment 21, confirmed that the Documentation Condition (as defined in the Credit Agreement) had been satisfied and agreed to extend the deferral of the $5 million commitment fee due on May 2, 2011 (as a result of not satisfying the Pension Fund Condition by the required deadline) to the fifth day following July 22, 2011 (or if such fifth day is not a business day, the next succeeding business day); provided that those amounts may become due earlier upon the occurrence of an Amortization Date (as defined in the ABS Facility) or a Deferral Termination Event (as defined in the Credit Agreement). In addition, pursuant to the terms of the ABS Amendment, if a Support Termination Event (as defined in the Lender Support Agreement) occurs under the Lender Support Agreement and any party to the Credit Agreement demands payment of any amount in the nature of fees or interest that have been deferred, suspended or otherwise not paid when due, all deferred interest and fees under the ABS Facility will become due and payable. If the ABS Facility is refinanced on or before the date the deferred interest and commitment fees are due, then we will not have to pay the deferred commitment fees.

Contribution Deferral Agreement

CDA Amendment No 8

On February 28, 2011, YRC Inc., USF Holland Inc., New Penn Motor Express Inc., USF Reddaway Inc. and each of the guarantors party thereto (each a subsidiary of the Company) Wilmington Trust Company, as agent, and Majority Funds (as defined in the Contribution Deferral Agreement) entered into Amendment No. 8 to the Contribution Deferral Agreement (“CDA Amendment 8”).

Pursuant to CDA Amendment 8, the Majority Funds (at least a majority of exposure as defined in the Contribution Deferral Agreement) acknowledged that the Term Sheet satisfied the AIP Condition, which acknowledgement was amended to require only the approval of the Consenting Parties to the Term Sheet.

In addition, CDA Amendment 8 amended certain milestones under the Contribution Deferral Agreement that are a condition to the continued deferral of Monthly Amortization Payments and Monthly Interest Payments (each as defined in the Contribution Deferral Agreement). Such amendments resulted in the milestones under the Contribution Deferral Agreement being conformed to the Documentation Condition and the Closing Condition definitions and deadlines in Credit Agreement, as described above, except that (i) the Documentation Condition did not require further documentation in respect of the ABS Facility and (ii) the Majority Funds must agree to any extension of the deadline applicable to the Documentation Condition or the Closing Condition. The Documentation Condition was satisfied on April 29, 2011 pursuant to CDA Amendment 9 (as defined below).

If the Closing Condition is not satisfied by the applicable required date, then the Majority Funds may accelerate the due date of the Monthly Amortization Payments and Monthly Interest Payments at any time on or after the fifth day (or if the fifth day is not a business day, the immediately following business day) following such failure.

CDA Amendment No 9

On April 29, 2011, YRC Inc., USF Holland Inc., New Penn Motor Express Inc., USF Reddaway Inc. and each of the guarantors party thereto (each a subsidiary of the Company), Wilmington Trust Company, as agent, and Majority Funds entered into Amendment No. 9 to the Contribution Deferral Agreement ( “CDA Amendment 9”).

Pursuant to CDA Amendment 9, the Documentation Condition in connection with the Restructuring was amended so that (i) an amendment to the Contribution Deferral Agreement in respect of the Restructuring, signed by all of the funds party to the Contribution Deferral Agreement, (ii) an agreement to support the Restructuring with respect to the Credit Agreement, signed by at least 90% of the lenders party thereto, and (iii) the TNFINC Support Agreement collectively satisfied the Documentation Condition.

CDA Amendment No. 10

On April 29, 2011, YRC Inc., USF Holland Inc., New Penn Motor Express Inc., USF Reddaway Inc. and each of the guarantors party thereto (each a subsidiary of the Company), the pension funds party to the Contribution Deferral Agreement and Wilmington Trust Company, as agent, entered into Amendment No. 10 to the Contribution Deferral Agreement ( “CDA Amendment 10”).

As of the date of CDA Amendment 10, the Supermajority Funds (as defined in the Contribution Deferral Agreement) approved the extension of the termination date of the deferral of monthly amortization payments and monthly interest payments to July 22, 2011 (or such later date as may be agreed by the Supermajority Funds), and, with all Funds’ (as defined in the Contribution Deferral Agreement) approval, effective upon satisfaction of the conditions precedent therein, including closing of the Exchange Offer, the Contribution Deferral Agreement, including schedules and exhibits thereto, will be amended and restated to effect changes to certain provisions in connection with the Restructuring.

IBT Agreement

On February 28, 2011, TNFINC, YRC Inc., USF Holland Inc. and New Penn Motor Express Inc. entered into a Certification and Second Amendment to TNFINC Term Sheet (the “Second IBT Amendment”) to extend (i) the Documentation Deadline to April 29, 2011 and (ii) the Closing Deadline to July 22, 2011 (or, in the case of each of the foregoing clauses (i) and (ii), such later date as TNFINC may agree in its sole discretion) (the “Extension Period”). Unless TNFINC otherwise agrees, the Extension Period and the wage, work rule and benefit concessions set forth in the Restructuring Plan will terminate upon the occurrence of the events contained in the Second IBT Amendment. In addition, the extensions would terminate (i) April 29, 2011 in the event that the Company fails to enter into definitive documentation that is acceptable to TNFINC (in its sole discretion), or (ii) July 22, 2011 in the event that the Restructuring is not consummated, unless such dates are extended by TNFINC in its sole discretion at such time.

On April 29, 2011, we entered into the TNFINC Support Agreement, as described above, in which TNFINC acknowledged that the Company had satisfied the Documentation Condition.

6% Notes

The 6% Notes indenture provides that the maximum number of shares of our common stock that can be issued in respect of the 6% Notes upon conversion or with respect to the payment of interest or in connection with the make whole premium or otherwise shall be limited to 8,075,200 shares of common stock for $70 million in aggregate principal amount of the 6% Notes, subject to certain adjustments. If the limit is reached, no holder is entitled to any other consideration on account of shares not issued. This limitation terminates if the holders of our common stock approve the termination of this limitation. As of May 10, 2011, a maximum of 5,284,781 shares of the Company’s common stock would be available for future issuances in respect of the 6% Notes. Such limitation on the number of shares of common stock issuable in respect of the 6% Notes applies on a pro rata basis to the approximately $69.4 million in aggregate principal amount of outstanding 6% Notes.

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

As described above, on February 28, 2011, we and the other Consenting Parties reached a non-binding agreement in principle in the form of the Term Sheet. On April 29, 2011, we entered into the Lender Support Agreement under which participating lenders holding more than 95% of the principal amount of outstanding credit agreement claims agreed to support the Restructuring as described above under the caption “—The Restructuring.” On April 29, 2011, we also entered into the TNFINC Support

Agreement whereby TNFINC agreed to support the Restructuring. The Restructuring is intended to improve our balance sheet and our liquidity with which to operate.

A Milestone Failure has occurred because the Pension Fund Condition, which required we obtain, by March 10, 2011, the nonbinding agreement (on terms and conditions acceptable to Company, the Agent, the Steering Group Majority and TNFINC) of the Majority Funds (at least a majority of exposure as defined in the Contribution Deferral Agreement) to the terms of the Term Sheet (subject to the conditions included in the Term Sheet as applied to the Funds) was not satisfied by the required date, and, as a result, the Required Lenders have the right, but not the obligation, to declare an event of default under the Credit Agreement. The Required Lenders have not indicated that they intend to declare an event of default under the Credit Agreement, and we worked with the parties to satisfy the Documentation Condition as of April 29, 2011. Neither the Agent nor the Required Lenders have waived the Milestone Failure. We cannot provide any assurance that the Required Lenders will not declare an event of default under the Credit Agreement. If the Required Lenders declare an event of default under the Credit Agreement, we anticipate that we would seek protection under the Bankruptcy Code. As a result of the Milestone Failure, we have classified our debt under the Credit Agreement as current maturities of long-term debt. We have also classified the 6% Notes and pension contribution deferral obligations as current maturities of long-term debt due to cross-default provisions within the respective lending agreements.

In addition to the Pension Fund Condition, other significant milestones and conditions for our Restructuring and the continuation of deferrals (through completion of the Restructuring) under the Credit Agreement, ABS Facility and Contribution Deferral Agreement and the continuation of cost savings under our labor agreements include, but are not limited to the Closing Condition, the deadline for the Restructuring to be effectuated and closed by July 22, 2011 (or such later date approved by the Supermajority Lenders, Required Co-Agents, Majority Funds and TNFINC but not later than December 31, 2011). The obligations of the Company and the participating lenders to complete the Restructuring are subject to significant milestones and conditions as set forth above under the caption “The Restructuring—Obligations of Company and Participating Lenders to Complete the Exchange Offer.” The Lender Support Agreement and the TNFINC Support Agreement are subject to termination as described above under “The Restructuring—Termination of the Lender Support Agreement” and “The Restructuring—TNFINC Support Agreement,” respectively.

To continue to have sufficient liquidity to meet our cash flow requirements prior to completion of the Restructuring and through the remainder of 2011:

•

we must implement our proposed Restructuring within the milestone conditions as set forth in the Lender Support Agreement, the TNFINC Support Agreement and under our Credit Agreement, ABS Facility, Contribution Deferral Agreement and Second IBT Amendment;

•	our operating results, pricing and shipping volumes must continue to improve;

•	we must continue to have access to our credit facilities;

•	we must continue to defer payment of, in each case through the completion of the Restructuring and thereafter pursuant to the final terms of the Restructuring, as applicable:

•	interest and fees to our lenders under the Credit Agreement

•	interest and facility fees to purchasers of our accounts receivable pursuant to the ABS Facility

•	interest and principal to our pension funds pursuant to the Contribution Deferral Agreement;

•	the cost savings under our labor agreements, including wage reductions, temporary cessation of multi-employer pension fund contributions and savings due to work rule changes, must continue;

•

the multi-employer pension funds must allow the Company’s subsidiaries to re-enter the plans at the reduced contribution rate pursuant to the terms of the IBT Agreement or enter into alternative arrangements pursuant to the terms of the Lender Support Agreement;

•	we must complete real estate sale transactions currently under contract as anticipated; and

•	we must continue to implement and realize substantial cost savings measures to match our costs with business levels and to continue to become more efficient.

Some or all of these factors are beyond our control and as such we anticipate that we will continue to face risks and uncertainties regarding our short and medium-term liquidity. We cannot provide you with any assurances that the conditions contained in the definitive agreements supporting the Restructuring will be satisfied or that the Restructuring can be completed in the timeframes required under our various agreements with our stakeholders. We cannot provide you with any assurances that any restructuring can be completed out-of-court or whether we will be required to implement the Restructuring under the supervision of a bankruptcy court, in which event, the Company cannot provide you with any assurances that the terms of any such restructuring will not be substantially and materially different from the Term Sheet or any description of the Restructuring in this Quarterly Report on Form 10-Q or that an effort to implement an in-court restructuring would be successful.

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

We expect to continue to monitor our liquidity carefully, work to reduce this uncertainty and address our cash needs through a combination of one or more of the following actions:

•	we continue to, and expect to implement further cost actions and efficiency improvements;

•	we will continue to aggressively seek additional and return business from customers;

•	we will continue to attempt to reduce our collateral requirements related to our insurance programs;

•	if appropriate, we may sell additional equity or pursue other capital market transactions;

•	we may consider selling non-strategic assets or business lines; and

•	we expect to carefully manage receipts and disbursements, including amounts and timing, focusing on reducing days sales outstanding and managing days payables outstanding.

We have substantial debt and, as a result, significant debt service obligations. As of March 31, 2011, we had approximately $1.1 billion of secured indebtedness outstanding. We are deferring payment of (i) interest and fees to our lenders under the Credit Agreement, (ii) interest and facility fees to purchasers of our accounts receivable pursuant to the ABS Facility, and (iii) interest and principal to the multi-employer pension funds pursuant to the Contribution Deferral Agreement, and we are receiving the benefit of wage reductions and other concessions from the modified NMFA including continued temporary cessation of pension contributions to the multi-employer pension funds. As of March 31, 2011, the amounts deferred under the Credit Agreement, the ABS Facility and the Contribution Deferral Agreement were approximately $146.3 million, $20.9 million and $68.6 million respectively. In the event the conditions and cross-conditions under the Credit Agreement, the ABS Facility, the Contribution Deferral Agreement and the modified NMFA are not satisfied, and the Restructuring is not completed, the amounts deferred and the benefits realized under such agreements could become payable or reimbursable, as applicable. If we do not complete the Restructuring, is very unlikely we will be able to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness and other obligations when due. In such an event, we would likely be required to reorganize under Chapter 11 or liquidate under Chapter 7 of the Bankruptcy Code.

4.	Debt and Financing

Total debt consisted of the following:

(in millions)	March 31, 2011	December 31, 2010
Revolving credit facility (capacity $706.4 and $713.7)	$176.0	$142.9
Term loan (par value of $254.2 and $257.1)	254.8	257.8
ABS borrowings, secured by accounts receivable (capacity $325.0, borrowing base $217.5 and $189.3)	147.2	122.8
6% convertible senior notes ($69.4 par value)	56.8	56.1
Pension contribution deferral obligations	138.5	139.1
Lease financing obligations	339.2	338.4
5.0% and 3.375% contingent convertible senior notes (stated at par value)	1.9	1.9
Other	1.1	1.1

Total debt	$1,115.5	$1,060.1
Current maturities of 5.0% and 3.375% contingent convertible senior notes and other	(3.0)	(2.9)
Current maturities of lease financing obligations	(4.6)	(4.4)
Current maturities of revolving credit facility	(176.0)	—
Current maturities of term loan	(254.8)	—
Current maturities of 6% convertible senior notes	(56.8)	—
Current maturities of pension contribution deferral obligations	(138.5)	(92.7)
ABS borrowings	(147.2)	(122.8)

Long-term debt	$334.6	$837.3

Credit Agreement

Milestone Failure

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, we failed to satisfy the Pension Fund Condition under the Credit Agreement by March 10, 2011 and therefore have triggered a Milestone Failure and, as a result, the Required Lenders (at least 51% of exposure as defined in the Credit Agreement) have the right, but not the obligation, to declare an event of default under the Credit Agreement. We cannot provide any assurance that the Required Lenders will not declare an event of default under the Credit Agreement. Accordingly we have classified our debt under the Credit Agreement as current maturities of long-term debt. We have also classified the 6% Notes and the pension contribution deferral obligations as current maturities of long-term debt due to cross-default provisions within the respective lending agreements.

If the Required Lenders declare an event of default under the Credit Agreement, we anticipate that we would seek protection under the U.S. Bankruptcy Code (the “Bankruptcy Code”).

Asset-Backed Securitization Facility

At March 31, 2011, our underlying accounts receivable supported a borrowing base under our ABS Facility of $217.5 million. In addition to the $147.2 million outstanding, the ABS facility capacity was also reduced by outstanding letters of credit of $64.7 million resulting in $5.6 million of unrestricted unused capacity at March 31, 2011.

Interest and Fee Deferrals

The following table presents accrued interest and fees that have been deferred under the terms of the Credit Agreement, ABS Facility and Contribution Deferral Agreement and are included in our consolidated balance sheets in “Other current and accrued liabilities”:

(in millions)	March 31, 2011	December 31, 2010
Interest deferrals
Credit Agreement	$114.5	$96.3
ABS Facility	5.9	2.7
Pension contribution deferral agreement	10.9	9.1
Amendment and commitment fee deferrals
Credit Agreement	31.8	31.8
ABS Facility	15.0	15.0

Total interest and fee deferrals	$178.1	$154.9

Fair Value Measurement

The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	March 31, 2011		December 31, 2010
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Agreement and ABS Facility borrowings	$578.0	$574.7	$523.5	$396.8
Notes and other obligations	198.3	157.5	198.2	116.6
Lease financing obligations	339.2	339.2	338.4	338.4

Total debt	$1,115.5	$1,071.4	$1,060.1	$851.8

The fair values of our outstanding debt were estimated based on observable prices (level two inputs for fair value measurements), where available, or using the quarter end conversion price for convertible notes (level three inputs for fair value measurements). The carrying amount of the lease financing obligations approximates fair value. The carrying value of debt with an original maturity of less than one year approximates market value.

5.	Employee Benefits

Components of Net Periodic Pension Costs

The following table sets forth the components of our company-sponsored pension costs for the three months ended March 31:

	Pension Costs
(in millions)	2011	2010
Service cost	$0.9	$0.9
Interest cost	15.2	15.0
Expected return on plan assets	(10.7)	(13.1)
Amortization of net loss	2.4	1.6

Total periodic pension cost	$7.8	$4.4

We expect to contribute $29.5 million to our pension plans in 2011.

6.	Income Taxes

Effective Tax Rate

Our effective tax rate for continuing operations for the three months ended March 31, 2011 and 2010 was 4.3% and 2.1%, respectively. Significant items impacting the 2011 rate include a state tax benefit, certain permanent items and an increase in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2011. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At March 31, 2011 and December 31, 2010, substantially all of our net deferred tax assets are subject to a valuation allowance.

7.	Shareholders’ Deficit

The following reflects the activity in the shares of our common stock for the three months ended March 31:

(in thousands)	2011
Beginning balance	47,684
Shares forfeited under share-based compensation arrangements	(27)
Interest paid in stock for the 6% Notes	219

Ending balance	47,876

8.	Loss Per Share

Dilutive securities, consisting of preferred stock, options to purchase our common stock, or rights to receive common stock in the future, are included in our calculation of diluted weighted average common shares and, dilutive securities related to our convertible notes are also included in our calculation of diluted weighted average common shares; however, due to our net loss position for the three months ended March 31, 2011 and 2010, there are no dilutive securities for these periods.

Antidilutive options and share units were 11,192,600 and 690,500 for the three months ended March 31, 2011 and 2010, respectively. Antidilutive 6% convertible senior note conversion shares, including the make whole premium, were convertible into 5,284,781 and 5,738,200 common shares at March 31, 2011 and 2010, respectively. For the three months ended March 31, 2010, the antidilutive securities included preferred stock.

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

The accounting policies of the segments are the same as those described in the Summary of Accounting Policies note in our Annual Report on Form 10-K for the year ended December 31, 2010. We charge management fees and other corporate services to our segments based on the direct benefits received or as a percentage of revenue. Corporate and other operating losses represent residual operating expenses of the holding company, including compensation and benefits and professional services for all periods presented. Corporate identifiable assets primarily refer to cash, cash equivalents, investments in equity method affiliates and deferred debt issuance costs. Intersegment revenue primarily relates to transportation services between our segments.

The following table summarizes our operations by business segment:

(in millions)	National Transportation	Regional Transportation	Truckload	Corporate/ Eliminations	Consolidated
As of March 31, 2011
Identifiable assets	$1,629.4	$892.8	$50.4	$51.7	$2,624.3

As of December 31, 2010
Identifiable assets	1,612.3	864.3	49.8	66.5	2,592.9

Three months ended March 31, 2011
Operating revenue	730.0	365.7	21.8	5.4	1,122.9
Intersegment revenue	—	0.4	3.4	(3.8)	—
Operating loss	(51.3)	(1.2)	(3.9)	(11.6)	(68.0)

Three months ended March 31, 2010
Operating revenue	663.1	309.0	17.7	(2.7)	987.1
Intersegment revenue	—	0.2	9.2	(9.4)	—
Operating loss	(185.1)	(39.6)	(3.1)	(5.4)	(233.2)

10.	Comprehensive Loss

Comprehensive loss for the three months ended March 31 follows:

(in millions)	2011	2010
Net loss attributable to YRC Worldwide Inc.	$(101.8)	$(274.1)
Other comprehensive loss attributable to YRC Worldwide Inc. , net of tax:
Amortization of net losses to net income (loss)	1.5	1.0
Deferred tax rate adjustments	—	(1.1)
Changes in foreign currency translation adjustments	2.2	1.8

Other comprehensive income attributable to YRC Worldwide Inc.	3.7	1.7

Comprehensive loss attributable to YRC Worldwide Inc.	$(98.1)	$(272.4)

Comprehensive loss attributable to our non-controlling interest was not material for any period presented.

11.	Discontinued Operations – YRC Logistics

YRC Logistics was reported as a separate segment in our consolidated financial statements. As a result of the sale of the majority of YRC Logistics and the closure of the pooled distribution business line in 2010, we have presented the related financial results of YRC Logistics as discontinued operations in all periods presented.

Shared services and corporate costs previously allocated to this segment, totaled $4.1 million for the three months ended March 31, 2010 and are included in continuing operations in our ‘Corporate and other’ segment.

The financial results included in discontinued operations for the three months ended March 31 are as follows:

(in millions)	2010
Revenue	$76.1

Operating loss	(3.6)

Loss from operations before income taxes	(4.1)
Income tax provision	0.1

Net loss from discontinued operations	$(4.0)

12.	Commitments, Contingencies, and Uncertainties

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

The defendants moved to dismiss the consolidated complaint on June 1, 2010. The court granted the defendants’ motion to dismiss with respect to the claim that defendants breached their fiduciary duties by misrepresenting or failing to disclose information to plan participants but refused to dismiss the remainder of the plaintiffs’ claims.

On April 6, 2011, the court certified a class consisting of all 401(k) Plan participants or beneficiaries who held YRCW stock in their accounts between October 25, 2007 and the present. The parties recently agreed to a four month extension of all deadlines. The new discovery deadline is August 1, 2011, dispositive motions are due March 5, 2012 and the new trial date is July 6, 2012.

The ultimate outcome of this case is not determinable. Therefore, we have not recorded any liability for this matter.

ABF Lawsuit

On November 1, 2010, ABF Freight System, Inc. (“ABF”) filed a complaint in the U.S. District court for the Western District of Arkansas against several parties, including YRC Inc., New Penn Motor Express, Inc. and USF Holland Inc. (each a subsidiary of the Company and collectively, the “YRC Defendants”) and the International Brotherhood of Teamsters and the local Teamster unions party to the National Master Freight Agreement (“NMFA”) alleging violation of the NMFA due to modifications to the NMFA that have provided relief to the YRC Defendants without providing the same relief to ABF. The complaint seeks to have the modifications to the NMFA declared null and void and seeks damages of $750 million from the named defendants. The Company believes the allegations are without merit and intends to vigorously defend the claims.

On December 17, 2010, the U.S. District Court for the Western District of Arkansas dismissed the complaint. ABF appealed the dismissal on January 18, 2011 to the U.S. Court of Appeals for the 8th Circuit. The appeal is now fully briefed, and the Court of Appeals heard oral argument on April 12, 2011. At oral argument, the Court indicated that it would try to decide the case by July 2011.

The ultimate outcome of this case is not determinable. Therefore, we have not recorded any liability for this matter.

Securities Class Action Suit

On February 7, 2011, a putative class action was filed by Bryant Holdings LLC in the United States District Court for the District of Kansas on behalf of purchasers of the Company’s securities between April 24, 2008 and November 2, 2009, inclusive (the “Class Period”), seeking to pursue remedies under the Securities Exchange Act of 1934, as amended. The complaint alleges that, throughout the Class Period, the Company and certain of its officers failed to disclose material adverse facts about the Company’s true financial condition, business and prospects. Specifically, the complaint alleges that defendants’ statements were materially false and misleading because they misrepresented and overstated the financial condition of the Company and caused shares of the Company’s common stock to trade at artificially inflated levels throughout the Class Period. Bryant Holdings LLC seeks to recover damages on behalf of all purchasers of the Company’s securities during the Class Period. The Company believes the allegations are without merit and intends to vigorously defend the claims. On April 8, 2011, an individual (Stan Better) and a group of investors (including Bryant Holdings LLC) filed competing motions seeking to be named the lead plaintiff in the lawsuit. On May 6, 2011, the parties attempting to be named lead plaintiff filed a stipulation requesting that the Court appoint them as co-lead plaintiffs in the lawsuit. The parties have agreed that the Company will not be required to file an answer or other responsive pleading until such time as the Court has named the lead plaintiff and the lead plaintiff has filed an amended complaint.

The ultimate outcome of this case is not determinable. Therefore, we have not recorded any liability for this matter.

13.	Guarantees of the 5.0% and 3.375% Net Share Settled Contingent Convertible Senior Notes Due 2023

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

The following represents condensed consolidating financial information as of March 31, 2011 and December 31, 2010, with respect to the financial position and for the three months ended March 31, 2011 and 2010, for results of operations and cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the net share settled contingent convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

March 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$118	$10	$29	$—	$157
Intercompany advances receivable	—	(40)	40	—	—
Accounts receivable, net	10	(8)	497	(1)	498
Prepaid expenses and other	(45)	203	47	—	205

Total current assets	83	165	613	(1)	860
Property and equipment	—	2,260	950	—	3,210
Less – accumulated depreciation	—	(1,340)	(370)	—	(1,710)

Net property and equipment	—	920	580	—	1,500
Investment in subsidiaries	2,373	(9)	119	(2,483)	—
Receivable from affiliate	(548)	490	58	—	—
Intangibles and other assets	322	184	108	(350)	264

Total assets	$2,230	$1,750	$1,478	$(2,834)	$2,624

Intercompany advances payable	$146	$263	$(209)	$(200)	$—
Accounts payable	29	80	58	(1)	166
Wages, vacations and employees’ benefits	24	122	59	—	205
Other current and accrued liabilities	276	130	76	—	482
Current maturities of long-term debt	632	—	149	—	781

Total current liabilities	1,107	595	133	(201)	1,634
Payable to affiliate	—	—	150	(150)	—
Long-term debt, less current portion	335	—	—	—	335
Deferred income taxes, net	113	(90)	97	—	120
Pension and postretirement	452	—	—	—	452
Claims and other liabilities	365	6	—	—	371
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(142)	1,239	1,100	(2,483)	(286)
Non-controlling interest	—	—	(2)	—	(2)

Total Shareholders’ equity (deficit)	(142)	1,239	1,098	(2,483)	(288)

Total liabilities and shareholders’ equity (deficit)	$2,230	$1,750	$1,478	$(2,834)	$2,624

December 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$120	$9	$14	$—	$143
Intercompany advances receivable	—	(31)	31	—	—
Accounts receivable, net	9	(5)	438	—	442
Prepaid expenses and other	(46)	190	39	—	183

Total current assets	83	163	522	—	768
Property and equipment	—	2,290	948	—	3,238
Less – accumulated depreciation	—	(1,331)	(356)	—	(1,687)

Net property and equipment	—	959	592	—	1,551
Investment in subsidiaries	2,226	(13)	174	(2,387)	—
Receivable from affiliate	(549)	503	46	—	—
Intangibles and other assets	327	185	112	(350)	274

Total assets	$2,087	$1,797	$1,446	$(2,737)	$2,593

Intercompany advances payable	$121	$298	$(219)	$(200)	$—
Accounts payable	20	75	52	—	147
Wages, vacations and employees’ benefits	25	120	51	—	196
Other current and accrued liabilities	259	126	68	—	453
Asset-backed securitization borrowings	—	—	123	—	123
Current maturities of long-term debt	99	—	1	—	100

Total current liabilities	524	619	76	(200)	1,019
Payable to affiliate	—	—	150	(150)	—
Long-term debt, less current portion	837	—	—	—	837
Deferred income taxes, net	75	(53)	97	—	119
Pension and postretirement	448	—	—	—	448
Claims and other liabilities	354	6	—	—	360
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(151)	1,225	1,125	(2,387)	(188)
Non-controlling interest	—	—	(2)	—	(2)

Total Shareholders’ equity (deficit)	(151)	1,225	1,123	(2,387)	(190)

Total liabilities and shareholders’ equity	$2,087	$1,797	$1,446	$(2,737)	$2,593

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$691	$436	$(4)	$1,123

Operating expenses:
Salaries, wages and employees’ benefits	—	430	250	—	680
Operating expenses and supplies	6	152	119	—	277
Purchased transportation	—	91	33	(4)	120
Depreciation and amortization	—	30	19	—	49
Other operating expenses	2	40	26	—	68
Gains on property disposals, net	—	—	(3)	—	(3)

Total operating expenses	8	743	444	(4)	1,191

Operating loss	(8)	(52)	(8)	—	(68)

Nonoperating (income) expenses:
Interest expense	32	—	7	—	39
Other, net	68	(25)	(43)	—	—

Nonoperating (income) expenses, net	100	(25)	(36)	—	39

Income (loss) from continuing operations before income taxes	(108)	(27)	28	—	(107)
Income tax benefit	(5)	—	—	—	(5)

Net income (loss) from continuing operations	(103)	(27)	28	—	(102)
Net income (loss) from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$(103)	$(27)	$28	$—	$(102)

For the three months ended March 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$627	$372	$(12)	$987

Operating expenses:
Salaries, wages and employees’ benefits	5	506	250	—	761
Operating expenses and supplies	(4)	138	103	—	237
Purchased transportation	—	83	23	(12)	94
Depreciation and amortization	—	31	20	—	51
Other operating expenses	1	46	16	—	63
Losses on property disposals, net	—	4	5	—	9
Impairment charges	—	—	5	—	5

Total operating expenses	2	808	422	(12)	1,220

Operating loss	(2)	(181)	(50)	—	(233)

Nonoperating (income) expenses:
Interest expense	32	1	8	—	41
Other, net	38	(9)	(27)	—	2

Nonoperating (income) expenses, net	70	(8)	(19)	—	43

Loss from continuing operations before income taxes	(72)	(173)	(31)	—	(276)
Income tax benefit	(6)	—	—	—	(6)

Net loss from continuing operations	(66)	(173)	(31)	—	(270)
Net income (loss) from discontinued operations, net of tax	—	2	(6)	—	(4)

Net loss	$(66)	$(171)	$(37)	$—	$(274)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(52)	$12	$(6)	$—	$(46)

Investing activities:
Acquisition of property and equipment	—	(5)	(5)	—	(10)
Proceeds from disposal of property And equipment	—	11	—	—	11

Net cash provided by (used in) investing activities	—	6	(5)	—	1

Financing activities:
Asset backed securitization borrowings, net	—	—	25	—	25
Issuance of long-term debt, net	38	—	—	—	38
Debt issuance cost	(4)	—	—	—	(4)
Intercompany advances / repayments	16	(17)	1	—	—

Net cash provided by (used in) financing activities	50	(17)	26	—	59

Net increase (decrease) in cash and cash equivalents	(2)	1	15	—	14
Cash and cash equivalents, beginning of period	120	9	14	—	143

Cash and cash equivalents, end of period	$118	$10	$29	$—	$157

For the three months ended March 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$39	$(57)	$36	$—	$18

Investing activities:
Acquisition of property and equipment	—	(3)	(1)	—	(4)
Proceeds from disposal of property And equipment	—	8	—	—	8

Net cash provided by (used in) investing activities	—	5	(1)	—	4

Financing activities:
Asset backed securitization payments, net	—	—	(29)	—	(29)
Issuance (repayment) of long-term debt, net	112	(6)	(45)	—	61
Debt issuance cost	(7)	—	—	—	(7)
Equity issuance cost	(14)	—	—	—	(14)
Intercompany advances / repayments	(97)	57	40	—	—

Net cash provided by (used in) financing activities	(6)	51	(34)	—	11

Net increase (decrease) in cash and cash equivalents	33	(1)	1	—	33
Cash and cash equivalents, beginning of period	69	9	20	—	98

Cash and cash equivalents, end of period	$102	$8	$21	$—	$131

14.	Guarantees of the 6% Convertible Senior Notes Due 2014

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

The following represents condensed consolidating financial information as of March 31, 2011 and December 31, 2010, with respect to the financial position and for the three months ended March 31, 2011 and 2010, for results of operations and cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the 6% Notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the 6% Notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS agreement.

Condensed Consolidating Balance Sheets

March 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$118	$12	$27	$—	$157
Intercompany advances receivable	—	(46)	46	—	—
Accounts receivable, net	10	(4)	492	—	498
Prepaid expenses and other	(45)	261	(11)	—	205

Total current assets	83	223	554	—	860
Property and equipment	—	3,021	189	—	3,210
Less – accumulated depreciation	—	(1,616)	(94)	—	(1,710)

Net property and equipment	—	1,405	95	—	1,500
Investment in subsidiaries	2,373	125	(15)	(2,483)	—
Receivable from affiliate	(548)	841	(293)	—	—
Intangibles and other assets	322	227	65	(350)	264

Total assets	$2,230	$2,821	$406	$(2,833)	$2,624

Intercompany advances payable	$146	$215	$(161)	$(200)	$—
Accounts payable	29	102	35	—	166
Wages, vacations and employees’ benefits	24	169	12	—	205
Other current and accrued liabilities	276	189	17	—	482
Current maturities of long-term debt	632	—	149	—	781

Total current liabilities	1,107	675	52	(200)	1,634
Payable to affiliate	—	—	150	(150)	—
Long-term debt, less current portion	335	—	—	—	335
Deferred income taxes, net	113	(3)	10	—	120
Pension and postretirement	452	—	—	—	452
Claims and other liabilities	365	6	—	—	371
Commitments and contingencies
YRC Worldwide Inc. Shareholders; equity (deficit)	(142)	2,143	196	(2,483)	(286)
Non-controlling interest	—	—	(2)	—	(2)

Total Shareholders’ equity (deficit)	(142)	2,143	194	(2,483)	(288)

Total liabilities and shareholders’ equity (deficit)	$2,230	$2,821	$406	$(2,833)	$2,624

December 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$120	$10	$13	$—	$143
Intercompany advances receivable	—	(38)	38	—	—
Accounts receivable, net	9	2	431	—	442
Prepaid expenses and other	(46)	240	(11)	—	183

Total current assets	83	214	471	—	768
Property and equipment	—	3,050	188	—	3,238
Less – accumulated depreciation	—	(1,596)	(91)	—	(1,687)

Net property and equipment	—	1,454	97	—	1,551
Investment in subsidiaries	2,226	130	31	(2,387)	—
Receivable from affiliate	(549)	840	(291)	—	—
Intangibles and other assets	327	230	67	(350)	274

Total assets	$2,087	$2,868	$375	$(2,737)	$2,593

Intercompany advances payable	$121	$269	$(190)	$(200)	$—
Accounts payable	20	96	31	—	147
Wages, vacations and employees’ benefits	25	158	13	—	196
Other current and accrued liabilities	259	183	11	—	453
Asset-back securitization borrowings	—	—	123	—	123
Current maturities of long-term debt	99	—	1	—	100

Total current liabilities	524	706	(11)	(200)	1,019
Payable to affiliate	—	—	150	(150)	—
Long-term debt, less current portion	837	—	—	—	837
Deferred income taxes, net	75	34	10	—	119
Pension and postretirement	448	—	—	—	448
Claims and other liabilities	354	6	—	—	360
Commitments and contingencies
YRC Worldwide Inc. Shareholders; equity (deficit)	(151)	2,122	228	(2,387)	(188)
Non-controlling interest	—	—	(2)	—	(2)

Total Shareholders’ equity (deficit)	(151)	2,122	226	(2,387)	(190)

Total liabilities and shareholders’ equity (deficit)	$2,087	$2,868	$375	$(2,737)	$2,593

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,022	$101	$—	$1,123

Operating expenses:
Salaries, wages and employees’ benefits	—	627	53	—	680
Operating expenses and supplies	6	248	23	—	277
Purchased transportation	—	101	19	—	120
Depreciation and amortization	—	45	4	—	49
Other operating expenses	2	62	4	—	68
Gains on property disposals, net	—	(3)	—	—	(3)

Total operating expenses	8	1,080	103	—	1,191

Operating loss	(8)	(58)	(2)	—	(68)

Nonoperating (income) expenses:
Interest expense	32	1	6	—	39
Other, net	68	(47)	(21)	—	—

Nonoperating (income) expenses, net	100	(46)	(15)	—	39

Income (loss) from continuing operations before income taxes	(108)	(12)	13	—	(107)
Income tax benefit	(5)	—	—	—	(5)

Net income (loss) from continuing operations	(103)	(12)	13	—	(102)
Net loss from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$(103)	$(12)	$13	$—	$(102)

For the three months ended March 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$904	$86	$(3)	$987

Operating expenses:
Salaries, wages and employees’ benefits	5	701	55	—	761
Operating expenses and supplies	(4)	221	20	—	237
Purchased transportation	—	84	13	(3)	94
Depreciation and amortization	—	47	4	—	51
Other operating expenses	1	59	3	—	63
Losses on property disposals, net	—	7	2	—	9
Impairment charges	—	—	5	—	5

Total operating expenses	2	1,119	102	(3)	1,220

Operating loss	(2)	(215)	(16)	—	(233)

Nonoperating (income) expenses:
Interest expense	32	2	7	—	41
Other, net	38	(21)	(15)	—	2

Nonoperating (income) expenses, net	70	(19)	(8)	—	43

Loss from continuing operations before income taxes	(72)	(196)	(8)	—	(276)
Income tax benefit	(6)	—	—	—	(6)

Net loss from continuing operations	(66)	(196)	(8)	—	(270)
Net loss from discontinued operations, net of tax	—	(4)	—	—	(4)

Net loss	$(66)	$(200)	$(8)	$—	$(274)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(52)	$46	$(40)	$—	$(46)

Investing activities:
Acquisition of property and equipment	—	(10)	—	—	(10)
Proceeds from disposal of property And equipment	—	11	—	—	11

Net cash provided (used in) by investing activities	—	1	—	—	1

Financing activities:
Asset backed securitization borrowings , net	—	—	25	—	25
Issuance of long-term debt, net	38	—	—	—	38
Debt issuance cost	(4)	—	—	—	(4)
Intercompany advances / repayments	16	(45)	29	—	—

Net cash provided by (used in) financing activities	50	(45)	54	—	59

Net increase (decrease) in cash and cash equivalents	(2)	2	14	—	14
Cash and cash equivalents, beginning of period	120	10	13	—	143

Cash and cash equivalents, end of period	$118	$12	$27	$—	$157

For the three months ended March 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$39	$(36)	$15	$—	$18

Investing activities:
Acquisition of property and equipment	—	(4)	—	—	(4)
Proceeds from disposal of property and equipment	—	8	—	—	8

Net cash provided by investing activities	—	4	—	—	4

Financing activities:
Asset backed securitization payments, net	—	—	(29)	—	(29)
Issuance (repayment) of long-term debt, net	112	(51)	—	—	61
Debt issuance cost	(7)	—	—	—	(7)
Equity issuance costs	(14)	—	—	—	(14)
Intercompany advances / repayments	(97)	82	15	—	—

Net cash provided by (used in) financing activities	(6)	31	(14)	—	11

Net increase (decrease) in cash and cash equivalents	33	(1)	1	—	33
Cash and cash equivalents, beginning of period	69	10	19	—	98

Cash and cash equivalents, end of period	$102	$9	$20	$—	$131

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of YRC Worldwide Inc. (also referred to as “YRC Worldwide”, the “Company”, “we” or “our”). MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or include the words “should,” “could,” “may,” “expect,” “believe,” “estimate” or similar expressions. It is important to note that any restructuring, including that described in the MD&A, will be subject to a number of significant conditions, including, among other things, the satisfaction or waiver of the conditions contained in the definitive agreements related to the restructuring and the lack of unexpected or adverse litigation results. We cannot provide you with any assurances that the conditions contained in the definitive agreements related to the restructuring will be satisfied or that the restructuring can be completed in the timeframes required under our various agreements with our stakeholders. We cannot provide you with any assurances that any restructuring can be completed out-of-court or whether we will be required to implement the restructuring under the supervision of a bankruptcy court, in which event, we cannot provide you with any assurances that the terms of any such restructuring will not be substantially and materially different from any description in this MD&A or that an effort to implement an in-court restructuring would be successful. In addition, even if a restructuring is completed, our future results could differ materially from any results projected in such forward-looking statements because of a number of factors, including (among others), the effect of any restructuring, whether out-of-court or in-court, may have on our customers’ willingness to ship their products on our transportation network, our ability to generate sufficient cash flows and liquidity to fund operations, which raises substantial doubt about our ability to continue as a going concern, inflation, inclement weather, price and availability of fuel, sudden changes in the cost of fuel or the index upon which we base our fuel surcharge, competitor pricing activity, expense volatility, including (without limitation) expense volatility due to changes in rail service or pricing for rail service, ability to capture cost reductions, changes in equity and debt markets, a downturn in general or regional economic activity, effects of a terrorist attack, labor relations, including (without limitation), the impact of work rules, work stoppages, strikes or other disruptions, any obligations to multi-employer health, welfare and pension plans, wage requirements and employee satisfaction, and the risk factors that are from time to time included in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

This section focuses on the highlights and significant items that impacted our operating results during the first quarter of 2011. We have presented a discussion regarding the operating results of each of our operating segments: National Transportation, Regional Transportation and Truckload.

Consolidated Results

Our consolidated results for the three months ended March 31, 2011 and 2010 include the results of each of the operating segments discussed below and corporate charges. A more detailed discussion of the operating results of our segments is presented below.

The table below provides summary consolidated financial information for the three months ended March 31:

(in millions)	2011	2010	Percent Change
Operating revenue	$1,122.9	$987.1	13.8%
Operating loss	(68.0)	(233.2)	70.8%
Nonoperating expenses, net	38.8	42.8	(9.3)%
Net loss from continuing operations	$(102.3)	$(270.1)	62.1%

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Our consolidated operating revenue increased 13.8% during the three months ended March 31, 2011 versus the same period in 2010 due to increased revenue from our National Transportation and Regional Transportation segments. This increase is attributed to both increases in volume over the comparable prior year quarter and increases in yield or pricing. Our volume increases are primarily attributed to a moderately improving economic environment. The improvement in yield is due to increased fuel surcharge revenue resulting from higher diesel fuel costs as well as a more disciplined industry pricing market.

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

Operating expenses for the first quarter of 2011 decreased $29.5 million or 2.4% as compared to the same period in 2010 primarily related to a reduction in equity based compensation expense of $108.0 million related to certain 2010 awards granted to our union work force. The reduction was offset by a $29.7 million increase in salaries, wages and benefits, a $39.8 million increase in operating expenses and supplies, a $25.6 million increase in purchased transportation and a $4.7 million increase in other operating expenses, which are attributable to increasing volumes and higher fuel prices.

The increase in salaries, wages and benefits in the first quarter of 2011 as compared to the same period in 2010 is largely due to higher shipment related wages in the current year as we reacted to greater volumes as well as workers’ compensation expense primarily in our National segment which is reflective of approximately $17.4 million of unfavorable development of prior years self-insured claims which occurred during or were open and unsettled at the 2009 integration of the Yellow and Roadway network operations. The increase in operating expenses and supplies is a result of higher fuel expenses of $37.8 million or 38.4% and vehicle and facility maintenance of $7.3 million or 13.6%.

Consolidated operating loss for the three months ended March 31, 2010 included non-cash impairment charges of $5.3 million representing a reduction in the trade name values attributed to YRC Reimer (a part of the National Transportation segment) and New Penn (a part of the Regional Transportation segment). The impairment charge was reflective of a change in revenue growth assumptions in the fair value model. There are no such impairment charges during the three months ended March 31, 2011.

Our consolidated operating loss during the first quarter of 2011 includes a $3.0 million net gain from the sale of property and equipment and the fair value adjustments for property and equipment held for sale compared to an $8.8 million net loss for the same period in 2010.

Nonoperating expenses decreased $4.0 million in the first quarter of 2011 compared to the same period in 2010. The reduction consisted primarily of reduced interest expense of $2.1 million related to a reduction in borrowings and an improvement in other nonoperating expenses primarily related to the treatment of our 65% ownership in Shanghai Jiayu Logistics Co., Ltd. (“Jiayu”) as of April 1, 2010. Through March 31, 2010, we had accounted for our 65% ownership in Jiayu as an equity method investment as the rights of the minority shareholder were considered extensive and allowed for their ability to veto many business decisions. These rights were primarily provided as a part of the General Manager role held by the minority shareholder. Effective April 1, 2010, the minority shareholder no longer had a role in the management of the operations of the business and therefore the conclusions from an accounting perspective, regarding the relationship of this joint venture and accordingly, required that we consolidate Jiayu in our financial statements effective April 1, 2010.

Our effective tax rate for continuing operations for the three months ended March 31, 2011 and 2010 was 4.3% and 2.1%, respectively. Significant items impacting the 2011 rate include a state tax benefit, certain permanent items and an increase in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2011. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At March 31, 2011 and December 31, 2010, substantially all of our net deferred tax assets are subject to a valuation allowance.

National Transportation Results

National Transportation represented approximately 65% and 67% of our consolidated revenue in the first quarter of 2011 and 2010, respectively. The table below provides summary financial information for National Transportation for the three months ended March 31:

(in millions)	2011	2010	Percent Change
Operating revenue	$730.0	$663.1	10.1%
Operating loss	(51.3)	(185.1)	72.3%
Operating ratio (a)	107.0%	127.9%	(20.9	)pp (b)

(a)	Operating ratio is calculated as (i) 100 percent plus (ii) the result of dividing operating loss by operating revenue and expressed as a percentage.
(b)	Percentage points.

Three months ended March 31, 2011 compared to three months ended March 31, 2010

National Transportation reported operating revenue of $730.0 million in the first quarter of 2011, an increase of $66.9 million or 10.1% compared to the first quarter of 2010. The two primary components of operating revenue are volume, comprised of the number of shipments and weight per shipment, and price or yield, usually evaluated on a per hundredweight basis. The increase in operating revenue was largely driven by a 7.9% increase in total picked-up tonnage per day and a 1.8% increase in revenue per hundredweight resulting mostly from higher fuel surcharge revenue, which was driven by higher diesel prices in 2011 as compared to the same period in 2010 as well as a more disciplined industry pricing market. The increase in picked-up tonnage per day was primarily due to a 6.3% increase in total shipments per day and a 1.5% increase in weight per shipment. Our volume increases are primarily attributed to a moderately improving economic environment.

Operating loss for National Transportation was $51.3 million in the first quarter of 2011 compared to operating loss of $185.1 million in the comparable prior year period. Revenue in the first quarter of 2011 was higher by $66.9 million while total costs, excluding losses on property disposals and impairment charges, decreased by $59.1 million. The cost declines consisted primarily of lower salaries, wages and employees’ benefits (including equity based compensation (benefit) expense) of $65.9 million or 14.1% and lower other operating expenses of $5.9 million or 8.0% offset by higher operating expenses and supplies of $2.9 million or 1.4% and higher purchased transportation costs of $9.8 million or 10.7%.

The decrease in salaries, wages and employees’ benefits (excluding workers’ compensation expense and including equity based compensation (benefit) expense) of $73.4 million during the first quarter of 2011 is primarily the result of an equity based compensation expense of $83.1 million in the first quarter of 2010. The charges related to equity based consideration awarded in the first quarter of 2010 in relation to union wage and benefit reductions implemented in 2009. No corresponding charge existed in the first quarter of 2011. Offsetting the reduction of the equity based compensation expense was an $8.4 million increase in benefits during the first quarter of 2011 compared to the comparable prior year period resulting from higher costs associated with the contractual health and welfare benefit increase realized in August 2010, increased state unemployment taxes, and a $1.8 million increase in non-union pension expense resulting from the impact of lower interest rates and incurred plan losses during the prior year. Workers’ compensation expense (included in salaries, wages and benefits in the statement of operations) increased $7.5 million or 24.7% which is reflective of unfavorable development of prior years self-insured claims which occurred during or were open and unsettled at the 2009 integration of the Yellow and Roadway network operations.

Operating expenses and supplies were higher due mostly to increases in fuel costs associated with higher diesel prices and greater volumes in the first quarter of 2011 compared to the same period in 2010. Operating expenses and supplies were also impacted by a decrease in bad debt expense of $1.1 million in the first quarter of 2011 compared to the comparable prior year period reflective of improvements in our revenue management processes and fewer bankruptcies in our customer base.

The increase in purchased transportation during the first quarter of 2011 versus the comparable prior year period resulted primarily from greater volumes and increased fuel costs associated with higher diesel prices in the first quarter of 2011 compared to the same period of 2010. Rail costs increased 46.3% due to greater volume and fuel surcharges compared to the prior year period while other purchased transportation costs decreased 14.9%.

Other operating expenses were lower mostly due to a general liability claims expense decrease of $5.4 million or 39.0% related to a more favorable development of claims in 2011 compared to the first quarter of 2010 and lower cargo claims expense of $0.9 million or 9.4% due to favorable development of claims and a lower rate for claims in the current year.

The first quarter of 2010 included an impairment charge of $3.3 million related to a reduction in the fair value of the Reimer trade name, primarily due to a decline in future revenue assumptions. Losses on property disposals were $0.5 million in the first quarter of 2011 compared to $4.9 million in the first quarter of 2010.

Regional Transportation Results

Regional Transportation represented approximately 33% and 31% of our consolidated revenue in the first quarter of 2011 and 2010, respectively. The table below provides summary financial information for YRC Regional Transportation for the three months ended March 31:

(in millions)	2011	2010	Percent Change
Operating revenue	$366.1	$309.2	18.4%
Operating loss	(1.2)	(39.6)	97.0%
Operating ratio (a)	100.3%	112.8%	(12.5	)pp (b)

(a)	Operating ratio is calculated as (i) 100 percent plus (ii) the result of dividing operating loss by operating revenue and expressed as a percentage.
(b)	Percentage points.

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Regional Transportation reported operating revenue of $366.1 million for the first quarter of 2011, representing an increase of $56.9 million, or 18.4% from the first quarter of 2010. Total weight per day was up 16.2%, representing a 9.8% increase in total shipments per day and a 5.8% higher total weight per shipment compared to 2010. Our volume increases are primarily attributed to a moderately improving economic environment. A meaningful portion of our regional footprint is concentrated in the Upper Midwest where the recovery in the manufacturing sector has provided particular strong growth.

Total revenue per hundredweight increased 1.8% in the first quarter of 2011 as compared to the first quarter of 2010, due to higher fuel surcharge revenue associated with higher diesel fuel prices and a more disciplined industry pricing market partially offset by the impact of a slightly higher mix of contractual business which generally has a lower yield.

Operating loss for Regional Transportation was $1.2 million for the first quarter of 2011, an improvement of $38.4 million from the first quarter of 2010, consisting of a $56.9 million increase in revenue partially offset by an $18.5 million increase in operating expenses. Material expense increases were in operating expenses and supplies of $19.1 million or 25.3%, purchased transportation of $3.7 million or 27.2% and other operating expenses of $8.1 million or 58.5%, all partially offset by a decrease in salaries, wages and employees’ benefits (including equity based compensation (benefit) expense) of $2.3 million or 1.0%.

Salaries, wages and employees’ benefits expense (excluding workers’ compensation and including equity based compensation (benefit) expense) decreased $2.3 million or 1.0% as the first quarter of 2010 included an equity based compensation expense of $24.4 million. The charge related to equity based consideration provided to union employees in relation to wage and benefit reductions implemented in 2009. No corresponding charge existed in 2011. Absent the equity based charge, salaries, wages and benefits expense increased $22.1 million or 11.1% due to higher shipment related wages in the current year as we reacted to greater volumes.

Operating expenses and supplies increased 25.3% reflecting a 48.7% increase in fuel costs (due to higher fuel prices and volumes) and a 5.0% increase in costs other than fuel. Costs were higher in the areas of equipment maintenance, facility maintenance, travel, driver expenses, tolls and bad debt expense as a result of higher business volumes. Purchased transportation was 27.2% higher due mostly to greater business volumes and the impact of higher fuel prices. Other operating expenses were 58.5% higher, mainly due to a higher provision for general liability claims due to unfavorable claim development factors as well as increased volume. Additionally, fuel taxes and cargo claims costs were higher primarily due to increased business volumes.

Gains on property disposals were $3.4 million in the first quarter of 2011 compared to a loss of $3.7 million in the first quarter of 2010. The first quarter of 2010 operating loss included an impairment charge of $2.0 million related to a reduction in fair value of the New Penn trade name, primarily due to a decline in future revenue assumptions.

Truckload Results

Truckload represented approximately 2% of our consolidated revenue in the first quarter of 2011 and 2010. The table below provides summary financial information for our Truckload segment for the three months ended March 31:

(in millions)	2011	2010	Percent Change
Operating revenue	$25.2	$26.9	(6.2)%
Operating loss	(3.9)	(3.1)	(25.8)%
Operating ratio (a)	115.3%	111.4%	3.9pp (b)

(a)	Operating ratio is calculated as (i) 100 percent plus (ii) the result of dividing operating loss by operating revenue and expressed as a percentage.
(b)	Percentage points.

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Truckload reported operating revenue of $25.2 million for the first quarter of 2011, representing a decrease of $1.7 million or 6.2% from the first quarter of 2010. The two primary components of truckload operating revenue are volume, comprised of the miles driven, and price, usually evaluated on a revenue per mile basis. Total miles driven per day were down 18.9% in the first quarter of 2011 as compared to 2010 due primarily to reduced use of Truckload services by our National Transportation group as they restructured to accommodate certain line haul miles internally. Revenue per mile was up 9.6%, due primarily to higher fuel surcharge revenue associated with higher diesel fuel prices.

Operating loss for Truckload was $3.9 million for the first quarter of 2011, as compared to an operating loss of $3.1 million for the first quarter of 2010, consisting of a $1.7 million decrease in revenue offset by a $0.9 million decrease in operating expenses. Expense increases were primarily in the areas of fuel costs (higher diesel prices) and a higher provision for general liability claims due to unfavorable claims development. Expense decreases were primarily related to lower salaries, wages and related benefits costs as a result of lower employee levels and lower shipping volumes.

Certain Non-GAAP financial measures

Our adjusted EBITDA improved from ($38.9) million for the three months ended March 31, 2010 to ($3.4) million for the same period in 2011. We have included the reconciliation of consolidated adjusted EBITDA below and provided the adjusted EBITDA amounts by segment.

Adjusted EBITDA is a non-GAAP measure that reflects the company’s earnings before interest, taxes, depreciation, and amortization expense, and further adjusted for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees and results of permitted dispositions and discontinued operations as defined in the company’s credit agreement. Adjusted EBITDA, adjusted EBITDA, excluding insurance charges and adjusted operating loss are used for internal management purposes as a financial measure that reflects the company’s core operating performance. In addition, management uses adjusted EBITDA to measure compliance with financial covenants in the company’s credit agreement. However, these financial measures should not be construed as a better measurement than operating income, operating cash flow or earnings per share, as defined by generally accepted accounting principles.

Adjusted EBITDA has the following limitations:

•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to fund restructuring professional fees, service interest or principal payments on our outstanding debt;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements;

•

Equity based compensation is an element of our long-term incentive compensation package, although adjusted EBITDA excludes it as an expense when presenting our ongoing operating performance for a particular period; and

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

Our consolidated adjusted operating ratio of 104.6% for the three months ended March 31, 2011 improved 4.6 percentage points compared to the same period in 2010.

The reconciliation of operating loss to Adjusted EBITDA, including adjusted operating ratio, for the three months ended March 31 is as follows:

(in millions)	2011	2010
Operating revenue	$1,122.9	$987.1
Adjusted operating ratio (a)	104.6%	109.2%
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(68.0)	$(233.2)
(Gains) losses on property disposals, net	(3.0)	8.8
Impairment charges	—	5.3
Union equity awards	—	108.0
Letter of credit expense	8.1	8.4
Restructuring professional fees (b)	8.5	12.1
Permitted dispositions and other	2.2	—

Adjusted operating loss	(52.2)	(90.6)
Depreciation & amortization	49.3	50.6
Other Equity based compensation (benefit) expense	(1.0)	1.9
Other nonoperating, net	0.5	(0.8)

Adjusted EBITDA	$(3.4)	$(38.9)

(a)	Adjusted operating ratio, is calculated as (i) 100 percent (ii) plus the result of dividing adjusted operating loss by operating revenue and expressed as a percentage.
(b)	Adjusted EBITDA is presented inclusive of the add-back of all restructuring professional fees for all periods presented, without regard to the terms of the Credit Agreement in effect for the respective periods. As previously reported, for the first quarter of 2011, the company and its lenders have eliminated the Adjusted EBITDA covenant and are in discussions to establish new covenants in connection with the completion of the restructuring of the company’s balance sheet. Had the company followed the definition of Adjusted EBITDA that was in place within the Credit Agreement prior to elimination of the covenant, (i) the portion of restructuring professional fees that would be added back in determining Adjusted EBITDA for the first quarter of 2011 would have been limited by approximately $6.9 million and (ii) no restructuring professional fees would have been added back in determining Adjusted EBITDA for the first quarter of 2010.

The first quarter 2011 monthly reconciliation of operating loss to adjusted EBITDA is as follows:

(in millions)	January 2011	February 2011	March 2011
Operating loss	$(23.3)	$(21.1)	$(23.6)
(Gains) losses on property disposals, net	(4.3)	0.1	1.2
Letter of credit expense	2.8	2.5	2.8
Restructuring professional fees (a)	2.9	2.2	3.4
Permitted dispositions and other (b)	—	—	2.2

Adjusted operating loss	(21.9)	(16.3)	(14.0)
Depreciation and amortization	15.4	15.2	18.7
Equity based compensation expense	0.2	(1.4)	0.1
Other nonoperating, net	0.3	(0.4)	0.7

Adjusted EBITDA	(6.0)	(2.9)	5.5
Insurance charges (b)	—	—	14.7

Adjusted EBITDA, excluding insurance charges	$(6.0)	$(2.9)	20.2

(a)	Adjusted EBITDA is presented inclusive of the add-back of all restructuring professional fees for all periods presented, without regard to the terms of the Credit Agreement in effect for the respective periods. As previously reported, for the first quarter of 2011, the company and its lenders have eliminated the Adjusted EBITDA covenant and are in discussions to establish new covenants in connection with the completion of the restructuring of the company’s balance sheet. Had the company followed the definition of Adjusted EBITDA that was in place within the Credit Agreement prior to elimination of the covenant, (i) the portion of restructuring professional fees that would be added back in determining Adjusted EBITDA for the first quarter of 2011 would have been limited by approximately $6.9 million and (ii) no restructuring professional fees would have been added back in determining Adjusted EBITDA for the first quarter of 2010.
(b)	Insurance charges exclude approximately $2.7 million of insurance charges related to our permitted dispositions under the Credit Agreement. Total insurance charges of approximately $17.4 million are included in our operating loss.

The following represents Adjusted EBITDA by segment for the three months ended March 31:

(in millions)	2011	2010
Adjusted EBITDA by segment:
YRC National Transportation	$(16.0)	$(50.7)
Regional Transportation	12.2	10.8
Truckload	(1.6)	(0.1)
Corporate and other	2.0	1.1

Adjusted EBITDA	$(3.4)	$(38.9)

The reconciliation of operating loss, by segment, to adjusted EBITDA, including adjusted operating ratio, for the three months ended March 31 is as follows:

YRC National segment (in millions)	2011	2010
Operating revenue	$730.0	$663.1
Adjusted operating ratio (a)	106.1%	111.7%
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(51.3)	$(185.1)
(Gains) losses on property disposals, net	0.5	5.0
Impairment charges	—	3.3
Union equity awards	—	83.1
Letter of credit expense	6.4	6.5
Restructuring professional fees (b)	—	9.5

Adjusted operating loss	(44.4)	(77.7)
Depreciation and amortization	27.4	27.0
Other nonoperating expenses (income), net	1.0	—

Adjusted EBITDA	$(16.0)	$(50.7)

(a)	Adjusted operating ratio, is calculated as (i) 100 percent (ii) plus the result of dividing adjusted operating loss by operating revenue and expressed as a percentage.
(b)	Adjusted EBITDA is presented inclusive of the add-back of all restructuring professional fees for all periods presented, without regard to the terms of the Credit Agreement in effect for the respective periods. As previously reported, for the first quarter of 2011, the company and its lenders have eliminated the Adjusted EBITDA covenant and are in discussions to establish new covenants in connection with the completion of the restructuring of the company’s balance sheet. Had the company followed the definition of Adjusted EBITDA that was in place within the Credit Agreement prior to elimination of the covenant, (i) the portion of restructuring professional fees that would be added back in determining Adjusted EBITDA for the first quarter of 2011 would have been limited by approximately $6.9 million and (ii) no restructuring professional fees would have been added back in determining Adjusted EBITDA for the first quarter of 2010.

Regional segment (in millions)	2011	2010
Operating revenue	$366.1	$309.2
Adjusted operating ratio (a)	100.8%	101.7%
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(1.2)	$(39.6)
(Gains) losses on property disposals, net	(3.4)	3.6
Impairment charges	—	2.0
Union equity awards	—	24.4
Letter of credit expense	1.6	1.7
Restructuring professional fees (b)	—	2.5

Adjusted operating loss	(3.0)	(5.4)
Depreciation and amortization	15.2	16.2
Other nonoperating expenses (income), net	—	—

Adjusted EBITDA	$12.2	$10.8

(a)	Adjusted operating ratio, is calculated as (i) 100 percent (ii) plus the result of dividing adjusted operating loss by operating revenue and expressed as a percentage.
(b)	Adjusted EBITDA is presented inclusive of the add-back of all restructuring professional fees for all periods presented, without regard to the terms of the Credit Agreement in effect for the respective periods. As previously reported, for the first quarter of 2011, the company and its lenders have eliminated the Adjusted EBITDA covenant and are in discussions to establish new covenants in connection with the completion of the restructuring of the company’s balance sheet. Had the company followed the definition of Adjusted EBITDA that was in place within the Credit Agreement prior to elimination of the covenant, (i) the portion of restructuring professional fees that would be added back in determining Adjusted EBITDA for the first quarter of 2011 would have been limited by approximately $6.9 million and (ii) no restructuring professional fees would have been added back in determining Adjusted EBITDA for the first quarter of 2010.

Truckload segment (in millions)	2011	2010
Operating revenue	$25.2	$26.9
Adjusted Operating ratio (a)	114.9%	108.6%
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(3.9)	$(3.1)
(Gains) losses on property disposals, net	—	—
Union equity awards	—	0.5
Letter of credit expense	0.1	0.1
Restructuring professional fees (b)	—	0.1

Adjusted operating loss	(3.8)	(2.4)
Depreciation and amortization	2.2	2.3
Other nonoperating expenses (income), net	—	—

Adjusted EBITDA	$(1.6)	$(0.1)

(a)	Adjusted operating ratio, is calculated as (i) 100 percent (ii) plus the result of dividing adjusted operating loss by operating revenue and expressed as a percentage.
(b)	Adjusted EBITDA is presented inclusive of the add-back of all restructuring professional fees for all periods presented, without regard to the terms of the Credit Agreement in effect for the respective periods. As previously reported, for the first quarter of 2011, the company and its lenders have eliminated the Adjusted EBITDA covenant and are in discussions to establish new covenants in connection with the completion of the restructuring of the company’s balance sheet. Had the company followed the definition of Adjusted EBITDA that was in place within the Credit Agreement prior to elimination of the covenant, (i) the portion of restructuring professional fees that would be added back in determining Adjusted EBITDA for the first quarter of 2011 would have been limited by approximately $6.9 million and (ii) no restructuring professional fees would have been added back in determining Adjusted EBITDA for the first quarter of 2010.

Corporate and other segment (in millions)	2011	2010
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(11.6)	$(5.4)
(Gains) losses on property disposals, net	—	0.1
Letter of credit expense	—	0.1
Restructuring professional fees (a)	8.5	—
Permitted dispositions and other	2.2	—

Adjusted operating loss	(0.9)	(5.2)
Depreciation and amortization	4.5	5.2
Other Equity based compensation expense	(1.1)	1.9
Other nonoperating expenses (income), net	(0.5)	(0.8)

Adjusted EBITDA	$2.0	$1.1

(a)	Adjusted EBITDA is presented inclusive of the add-back of all restructuring professional fees for all periods presented, without regard to the terms of the Credit Agreement in effect for the respective periods. As previously reported, for the first quarter of 2011, the company and its lenders have eliminated the Adjusted EBITDA covenant and are in discussions to establish new covenants in connection with the completion of the restructuring of the company’s balance sheet. Had the company followed the definition of Adjusted EBITDA that was in place within the Credit Agreement prior to elimination of the covenant, (i) the portion of restructuring professional fees that would be added back in determining Adjusted EBITDA for the first quarter of 2011 would have been limited by approximately $6.9 million and (ii) no restructuring professional fees would have been added back in determining Adjusted EBITDA for the first quarter of 2010.

Financial Condition

Liquidity

The following table provides details of the outstanding components and unused available capacity under the Credit Agreement and ABS Facility (each, as defined below) at March 31, 2011 and December 31, 2010:

(in millions)	March 31, 2011	December 31, 2010
Capacity:
Revolving loan	$706.4	$713.7
ABS Facility	325.0	325.0

Total capacity	1,031.4	1,038.7

Amounts outstanding:
Revolving loan	(176.0)	(142.9)
Letters of credit (3/31/11: $457.0 revolver; $64.7 ABS Facility)	(521.7)	(515.7)
ABS Facility borrowings	(147.2)	(122.8)

Total outstanding	(844.9)	(781.4)

ABS borrowing base restrictions	(107.5)	(135.7)
Restricted revolver reserves	(70.9)	(70.9)

Total restricted capacity	(178.4)	(206.6)

Unrestricted unused capacity (3/31/11: $2.5 revolver; $5.6 ABS Facility)	$8.1	$50.7

During April 2011, net availability on our revolver increased by $0.2 million as a result of asset sales, and unused available capacity at April 30, 2011 is $2.7 million. Additionally, the ABS Facility borrowing base has increased by $11.5 million during April, we have drawn down and utilized letters of credit of $17 million and as of April 30, 2011 our unrestricted unused available capacity is $0.1 million.

Comprehensive Recovery Plan

As a part of our comprehensive recovery plan, we have executed on a number of significant initiatives during 2010 and 2011 to improve liquidity, which are described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Certain of these actions in 2011 are further described below. The final execution of our comprehensive recovery plan has a number of risks that are not within our control that may adversely impact our liquidity and compliance with the financial covenants in our credit facilities. Notwithstanding our entering into the Lender Support Agreement and the TNFINC Support Agreement, we anticipate that we will continue to face risks and uncertainties regarding our short and medium-term liquidity. There is no assurance that we will be successful in completing our comprehensive recovery plan. See “Risks and Uncertainties Regarding Future Liquidity” below.

The Restructuring

On February 28, 2011, we, the Teamsters National Freight Industry Negotiating Committee (“TNFINC”) of the International Brotherhood of Teamsters (the “IBT”), the Required Lenders (at least 51% of exposure as defined in the Credit Agreement (as defined below)), the Agent and the Steering Group Majority (as defined below) (collectively, the “Consenting Parties”) reached a non-binding agreement in principle in the form of a term sheet entitled “Summary of Principal Terms of Proposed Restructuring” or “Term Sheet” setting forth the material terms of our proposed restructuring (the “Restructuring”).

“Steering Group” means the informal group of unaffiliated Lenders and Participants (as defined in the Credit Agreement) represented by Akin Gump Strauss Hauer & Feld LLP and Houlihan Lokey Howard & Zukin Capital, Inc.; provided, that the Lenders (as defined below) that make up the Steering Group may change from time to time as and when such changes are identified to us and the Agent.

“Steering Group Majority” means the Lenders of the Steering Group representing more than 50% of the Steering Group’s exposure under the Credit Agreement (including participations).

The Restructuring is intended to improve our balance sheet and our liquidity with which to operate and grow our business and to position us to achieve long-term success for the benefit of our customers, employees, creditors and stockholders. On April 29, 2011, we entered into a support agreement (the “Lender Support Agreement”) with certain lenders (the “participating lenders”) holding claims in outstanding borrowings, deferred interest and fees and letters of credit (“credit agreement claims”) under our credit agreement, dated as of August 17, 2007 (as amended, the “Credit Agreement”), among the Company, certain of its subsidiaries, JPMorgan Chase Bank, National Association, as agent (the “Agent”), and the other lenders that are parties thereto (the “Lenders”) pursuant to which such participating lenders have agreed, among other things, to support the Restructuring by tendering their credit agreement claims in the Exchange Offer (as defined below). The Term Sheet was also amended. The participating lenders hold more than 95% of the principal amount of outstanding credit agreement claims.

Under the Lender Support Agreement, among other things, we must use our commercially reasonable efforts to support and complete the Restructuring, negotiate related definitive transaction documents, take certain actions related to the Merger (as described below) and file a registration statement related to the Exchange Offer and related transactions with the SEC.

Pursuant to the Lender Support Agreement, the Restructuring contemplates an exchange offer for certain credit agreement claims and related interdependent transactions that will be simultaneously completed at the closing of the exchange offer. The Restructuring contemplates:

•	with respect to credit agreement claims,

i.	an exchange offer (the “Exchange Offer”), whereby the Lenders under the Credit Agreement would receive in respect of a portion of such claims (a) newly issued Series B Convertible Preferred Stock (the “Series B Preferred Stock”) convertible into approximately 72.5% (subject to dilution as described below) of the restructured Company’s outstanding common stock (the “New Common Stock”) and (b) $140.0 million in aggregate principal amount of our new 10% Series A Convertible Senior Secured Notes due 2015 that are convertible into additional shares of New Common Stock (the “Restructured Convertible Secured Notes”),

ii.	the letters of credit facility under the Credit Agreement and outstanding letters of credit would remain in place, and

iii.	we and our subsidiaries would enter into an amended term loan facility with the Lenders for a portion of remaining borrowing claims under the Credit Agreement not satisfied in (i) above;

•

additionally, the Lenders would purchase and we would sell for cash pursuant to subscription rights issued in connection with the Exchange Offer an aggregate principal amount of $100.0 million of our newly issued 10% Series B Convertible Senior Secured Notes due 2015 (the “New Money Convertible Secured Notes” and together with the Restructured Convertible Secured Notes, the “New Convertible Secured Notes”), the proceeds of which would be retained by us for use in our business;

•

the ABS Facility (as defined below) would be refinanced in full with an asset-based lending facility (the “ABL facility”), which is expected to provide additional liquidity through a higher advance rate than the receivable purchase rate under the ABS Facility. As discussed below under “TNFINC Support Agreement,” that agreement requires, among other things, $350 million in lending capacity and $80 million of availability under the ABL facility;

•

the note securing our deferred multi-employer pension contributions (the “Pension Note”) would be amended to (i) extend the maturity until March 31, 2015, (ii) defer any accrued interest and fees until maturity, (iii) provide for contract rate cash interest payments and (iv) eliminate any mandatory amortization payments (other than in connection with permitted sales of certain collateral);

•

in consideration for consent to the Restructuring by TNFINC on behalf of employees represented by the IBT, shares of newly issued Series B Preferred Stock convertible into approximately 25% (subject to dilution as described below) of our New Common Stock would be issued to a trust or a deferred tax qualified plan (the “Plan”) and allocated among certain eligible employees represented by the IBT; and

•

our board of directors would consist of six members nominated by the Steering Group (as defined below), two members nominated by TNFINC and one member that will be the chief executive officer-director (the “New Board”);

The Series B Preferred Stock (and the New Common Stock into which it may be converted) issued in connection with the Exchange Offer to the Lenders and to the Plan would be subject to dilution by a management equity incentive plan to be implemented by the New Board as soon as reasonably practicable after the closing of the Exchange Offer (the “Management Incentive Plan”) and by common stock issued upon conversion of the New Convertible Secured Notes.

Following the closing of the Exchange Offer, we will file a proxy statement with the SEC for the solicitation of votes to approve a merger (the “Merger”) pursuant to which a wholly owned subsidiary of the Company would merge into the Company, with the Company the surviving corporation and having an amended and restated certificate of incorporation permitting the automatic conversion of the Series B Preferred Stock into New Common Stock and providing for sufficient authorized shares of New Common Stock to permit the conversion of the New Convertible Secured Notes into New Common Stock. The Series B Preferred Stock will be permitted to vote on the Merger on an as-converted basis along with the holders of our then outstanding common stock, as a single class. The New Convertible Secured Notes would be permitted to vote on an as-converted basis with our common stock after the Merger is completed.

Our common stock is listed on NASDAQ and is subject to the NASDAQ listing rules. Absent an exception to the NASDAQ listing rule requiring stockholder approval prior to the issuance our Series B Preferred Stock and New Convertible Secured Notes, our common stock will be subject to delisting if we consummate the Exchange Offer. We intend to apply to NASDAQ for a waiver of the stockholder approval rule under the financial viability exception.

In the event the Exchange Offer and related interdependent transactions as contemplated by the Lender Support Agreement are completed, we anticipate that our current stockholders will hold approximately 2.5% of the restructured Company’s outstanding common stock as of the closing of the Exchange Offer, subject to further dilution by the Management Incentive Plan and the New Convertible Secured Notes.

Obligations of Company and Participating Lenders to Complete the Exchange Offer

The obligations of the Company and the participating lenders to consummate the Exchange Offer are conditioned upon the following to occur:

•

the registration statement for the Exchange Offer and related transactions shall have been declared effective by the SEC and shall remain effective, and on or before the closing of the Exchange Offer, we shall have made public any then material nonpublic information theretofore disclosed by us or our representatives to the participating lenders who had agreed to receive private information from us;

•

the initial funding under the ABL facility shall have occurred (or shall occur substantially concurrently with completion of the Exchange Offer) and be in form and substance acceptable to the Agent, the Steering Group Majority and the Company, each in their sole discretion;

•

the offering of the New Money Convertible Secured Notes, with aggregate net proceeds to us of not less than $100.0 million, shall have closed (or will close simultaneously with completion of the Exchange Offer);

•

each of the approved definitive transaction documents, which by their terms are to be effective at or prior to completion of the Exchange Offer, shall have become effective and be in full force and effect;

•	certain agreements related to multi-employer pension funds shall be in full force and effect;

•	the Plan, in form and substance acceptable to us, the Agent and the Steering Group Majority, shall have been established by the us and be in full force and effect;

•

the New Board, other than the IBT director designees, shall have been elected or designated by the existing members of the board of directors as “continuing directors” (provided that the director candidates were selected by the Agent and Steering Group Majority at least ten (10) days prior to the closing of the exchange offer) and a new chief executive officer and chief financial officer shall have commenced employment with us, in each case unless otherwise waived by the Agent and Steering Group Majority; and

•

100% of the participating lenders shall have agreed to the Exchange Offer and validly and timely tendered, delivered and not withdrawn their tender into the Exchange Offer and not changed, revoked or withdrawn such agreement or tender.

Termination of Lender Support Agreement

The Lender Support Agreement will terminate under certain circumstances, including, but not limited to (each, a “support termination event”):

•	by the mutual written consent of the Company and 66 2/3% of the aggregate amount of outstanding credit agreement claims of the participating lenders;

•	at 5:00 p.m. prevailing Eastern Time on July 22, 2011, as to each participating lender who has not agreed to extend such date;

•	upon the occurrence of any of the following, unless waived or extended by the Agent and the Steering Group Majority:

•	at 5:00 p.m. prevailing Eastern Time on May 17, 2011 if we have not filed with the SEC one or more registration statements and/or other appropriate documents for the Exchange Offer;

•

at 5:00 p.m. prevailing Eastern Time on June 15, 2011 if we have not delivered to the Agent and the Steering Group Majority binding commitments with respect to the ABL facility in an aggregate amount not less than $300 million in form and substance acceptable to us, the Agent and the Steering Group Majority;

•	at 5:00 p.m. prevailing Eastern Time on June 22, 2011 unless we have commenced the Exchange Offer (the “solicitation commencement date”); or

•	if the Exchange Offer has not been consummated within 15 business days after the solicitation commencement date.

•	certain events of bankruptcy or dissolution including an involuntary proceeding against us;

•

three (3) business days after we furnish the participating lenders with written notice of our intent, in the exercise of our fiduciary duties and based, at least in part, upon the advice of our outside legal counsel to our board of directors, to take any action that is prohibited under the Lender Support Agreement or to refrain from taking any action that is required under the Lender Support Agreement,

•	certain events of non-cured material breach by the parties;

•	a default or event of default under the Credit Agreement that is not waived or cured as provided in the Credit Agreement;

•

IBT terminating, or threatening in writing to terminate, its memorandum of understanding with respect to the restructuring plan or upon the occurrence of any termination event under TNFINC Support Agreement (as defined below);

•	upon the occurrence of a material adverse effect (as defined in the Lender Support Agreement);and

•

on June 30, 2011, unless certain agreements relating to contributions to our multi-employer pension funds are reached in writing, or any such agreement is terminated, amended or modified in a manner adverse to us or the participating lenders, or otherwise ceases to be in full force and effect.

A support termination event may be waived only upon the written approval of 75% of the aggregate amount of outstanding credit agreement claims of the participating lenders.

Amendment

Approved definitive transactional documents may be amended, modified or supplemented to the extent that such amendments are not materially inconsistent with the Term Sheet with the written approval of (i) us, (ii) the Agent and (iii) the Steering Group Majority; provided that such amendment, modification or other supplement does not impose less favorable treatment of any participating lender’s credit agreement claims, or any group of participating lenders’ credit agreement claims, or its rights and obligations under the Lender Support Agreement and under the approved definitive transaction documents compared to those of the participating lenders generally, without such participating lender’s, or such group of participating lenders’, express written consent.

The Lender Support Agreement may be amended (to the extent such amendment is consistent with the approved definitive transaction documents) only upon the written approval of (i) us and (ii) 75% of the aggregate amount of outstanding credit agreement claims of the participating lenders. Any other amendment to the Lender Support Agreement will require the written approval of (x) us and (y) each participating lender.

TNFINC Support Agreement

On April 29, 2011, we also entered into a support agreement (the “TNFINC Support Agreement”) with TNFINC pursuant to which TNFINC has agreed, among other things, to support the Restructuring. The conditions to TNFINC’s obligations under the TNFINC Support Agreement are substantially similar to those under the Lender Support Agreement except that, with respect to the ABL facility, the TNFINC Support Agreement requires, among other things, $350 million in lending capacity and $80 million of availability under the ABL facility.

The TNFINC Support Agreement will terminate under certain circumstances, including, but not limited to (i) upon the occurrence of a material adverse effect; (ii) certain events of bankruptcy or dissolution including an involuntary proceeding against us; or (iii) on June 1, 2011, unless certain agreements relating to contributions to our multi-employer pension funds are reached in writing, or any such agreement is terminated, amended or modified in a manner adverse to us or the participating lenders, or otherwise ceases to be in full force and effect.

CREDIT FACILITIES

We have two primary liquidity vehicles:

•	the Credit Agreement, and

•	an asset-based securitization facility (as amended, the “ABS Facility”), whereby we receive financing through the sale of certain of our accounts receivable.

The Credit Agreement and the ABS Facility are collectively referred to herein as the “credit facilities”.

Credit Agreement

On February 28, 2011 and April 29, 2011, the Company entered into amendments to the Credit Agreement relating to, among other things, the Restructuring.

Credit Agreement Amendment No. 20

On February 28, 2011, we and certain of our subsidiaries entered into Amendment No. 20 (“Credit Agreement Amendment 20”) to the Credit Agreement.

Milestones

Pursuant to the terms of Credit Agreement Amendment 20, the Required Lenders (at least 51% of exposure as defined in the Credit Agreement), the Agent and the Steering Group Majority acknowledged that the Term Sheet satisfied setting forth the material terms of our restructuring (the “AIP Condition”).

In addition, Credit Agreement Amendment 20 amended certain milestones and added a milestone that are conditions to the Company continuing to defer revolver and term loan interest, letters of credit fees and commitment fees as follows:

•

Credit Agreement Amendment 20 extended the deadline for each document required to effectuate the restructuring of the Company and its subsidiaries contemplated by the AIP to be in final form and acceptable to the Consenting Parties (the “Documentation Condition”) from March 15, 2011 to April 29, 2011 (or such later date approved by the Supermajority Lenders (as defined in the Credit Agreement) but not later than December 31, 2011). Credit Agreement Amendment 20 also amended the Documentation Condition to add the following additional requirements (i) lenders representing at least 90% of exposure (as defined in the Credit Agreement) must sign an agreement supporting the Restructuring, (ii) subject to satisfaction of the Closing Condition (as defined below), TNFINC must consent to the Restructuring and waive any termination, modification similar rights under the Restructuring Plan (as defined below) such that the Restructuring Plan shall be fully binding on the parties thereto, (iii) subject to satisfaction of the Closing Condition, the Specified Pension Fund Deferral Transaction Documents (as defined in the Credit Agreement) must be amended to reflect the terms of the Restructuring and (iv) subject to satisfaction of the Closing Condition and to the extent deemed reasonably necessary, the ABS Facility (as defined below) must be amended to reflect the terms of the Restructuring. The Documentation Condition was satisfied on April 29, 2011 pursuant to Credit Agreement Amendment No 21 (as defined below).

•

Credit Agreement Amendment 20 extended the deadline for the Restructuring to be effectuated and closed (the “Closing Condition”) from May 13, 2011 to July 22, 2011 (or such later date approved by the Supermajority Lenders but not later than December 31, 2011); provided, that the Closing Condition deadline will be May 31, 2011 if the Pension Fund Amendment Condition is not satisfied on or before that date (the “Restructuring Closing Date”). “Pension Fund Amendment Condition” means that the Specified Pension Fund Deferral Transaction Documents have been amended to extend the deferral of interest and amortization payments from May 31, 2011 to July 22, 2011, subject to earlier termination if the Documentation Condition or the Closing Condition is not satisfied by the applicable required date. The Pension Fund Amendment Condition was satisfied on April 29, 2011 pursuant to CDA Amendment No. 10 (as defined below).

•

Credit Agreement Amendment 20 added a milestone which required the Company to obtain, by March 10, 2011, the nonbinding agreement (on terms and conditions acceptable to Company, the Agent, the Steering Group Majority and TNFINC) of the Majority Funds (at least a majority of exposure as defined in the Contribution Deferral Agreement) to the terms of the Term Sheet (subject to the conditions included in the Term Sheet as applied to the Funds (the “Pension Fund Condition”)). Because the Pension Fund Condition was not satisfied by the applicable required date, the Required Lenders may declare an event of default under the Credit Agreement. As a result of the Milestone Failure, we have classified our debt under the Credit Agreement as current maturities of long-term debt. We have also classified the 6% Notes and pension contribution deferral obligations as current maturities of long-term debt due to cross-default provisions within the respective lending agreements. See Part II. Item 1A – Risk Factors in this report for additional information.

If the Closing Condition is not satisfied by the applicable required date, then (i) the deferral of interest and fees under the Credit Agreement will end on the fifth day (or if the fifth day is not a business day, the immediately following business day) following such failure and (ii) the Required Lenders may declare an event of default under the Credit Agreement.

Minimum Consolidated EBITDA Covenant

Credit Agreement Amendment 20 removed the minimum Consolidated EBITDA (as defined in the Credit Agreement) covenant in respect of the period ending March 31, 2011 and reset the minimum EBITDA covenant for each fiscal quarter thereafter in an amount to be agreed to by the Company, the Agent and the Required Lenders on or prior to April 29, 2011.

Annual Financial Statements

Credit Agreement Amendment 20 modified the affirmative covenant that requires financial statements of the Company for the fiscal year ended 2010 with an audit opinion that does not include a “going concern” qualification to permit an audit opinion with a “going concern” qualification in connection with such financial statements.

Credit Agreement Amendment No. 21

On April 29, 2011, we and certain of our subsidiaries entered into Amendment No. 21 (“Credit Agreement Amendment 21”) to the Credit Agreement. Credit Agreement Amendment 21:

•	amended the Documentation Condition so that the Lender Support Agreement, the TNFINC Support Agreement and the CDA Amendment 10 (as defined below) collectively satisfied the Documentation Condition;

•	extended the deadline by which the Consolidated EBITDA (as defined in the Credit Agreement) covenant levels must be set by the Company, the Agent and the Required Lenders to July 22, 2011;

•

amended the definition of Deferral Suspension Event (as defined in the Credit Agreement) to permit payments to employee benefit pension plans (including multi-employer plans) at the times and in the amounts required by the labor agreement previously reached with the IBT; and

•

amended the definition of Deferral Termination Date (as defined in the Credit Agreement) to permit the reimbursement of fees and expenses pursuant to the terms of the Contribution Deferral Agreement, as amended by CDA Amendment 10.

Asset-Backed Securitization Amendment

ABS Amendment No. 22

On February 28, 2011, we, as Performance Guarantor, and the parties to the Third Amended and Restated Receivables Purchase Agreement, dated as of April 18, 2008 (as amended, the “ABS Facility”), entered into Amendment No. 22 to the ABS Facility (“ABS Amendment 22”).

Similar to the Credit Agreement Amendment 20, ABS Amendment 22 removed the minimum Consolidated EBITDA (as defined in the Credit Agreement) covenant in respect of the period ending March 31, 2011 and reset the minimum EBITDA covenant for each fiscal quarter thereafter in an amount to be agreed to by the Company, the Administrative Agent and the Required Co-Agents on or prior to April 29, 2011. The Co-Agents consented to Credit Agreement Amendment 20 and agreed to extend the deferral of interest and fees to the fifth day following July 22, 2011 (or if such fifth day is not a business day, the next succeeding business day) (as such date may be extended pursuant to the definition of Deferred Payment Termination Date below) so long as the Amortization Date (as defined in the ABS Facility) or the Deferred Payment Termination Date does not occur prior to that date. If the ABS Facility is refinanced on or before the deferred interest and fees are due, then YRRFC will not have to pay the deferred interest and fees.

ABS Amendment 22 added the Pension Fund Condition milestone that is described above. Because the Pension Fund Condition was not satisfied by the required date, $5 million of deferred commitment fees under the ABS Facility that were due after the required date became payable on May 2, 2011. These fees were deferred until the fifth day following July 22, 2011 pursuant to ABS Amendment 23 (as defined below).

The date that deferred interest and fees are due in the event of a Deferral Suspension Event (as defined in the Credit Agreement) was also extended to the earlier of the Amortization Date (as defined in the ABS Facility) or the Deferred Payment Termination Date.

“Required Co-Agents” means the Administrative Agent and the Co-Agents (other than the Falcon Agent) for two of the Banks Groups (as defined in the ABS Facility).

“Deferred Payment Termination Date” means the earliest of the occurrence of (i) the earliest to occur of (a) the fifth day following February 28, 2011 (or if such fifth day is not a business day, the next succeeding business day) (as such date may be extended pursuant to the terms of this definition) unless the AIP Condition (as defined in the Credit Agreement) has been satisfied on or prior to February 28, 2011 (or such extended date), (b) the fifth day following April 29, 2011 (or if such fifth day is not a business day, the next succeeding business day) (as such date may be extended pursuant to the terms of this definition) unless the Documentation Condition has been satisfied in a manner acceptable to the Agents on or prior to April 29, 2011 (or such extended date) and (c) the fifth day following the Restructuring Closing Date (or if such fifth day is not a business day, the next succeeding business day) (or, in the case of each of the foregoing clauses (a), (b) and (c), such later date as may be agreed to by the Required Co-Agents and YRRFC, but in no event to be later than December 31, 2011) and (ii) any Deferral Termination Event (as defined in the Credit Agreement). Pursuant to the terms of the ABS Amendment 22, the Co-Agents have acknowledged that the Term Sheet satisfied the AIP Condition. The Documentation Condition was satisfied on April 29, 2011 pursuant to ABS Amendment 23 (as defined below).

In connection with ABS Amendment 22, a covenant under the ABS Facility was modified to permit an audit opinion with respect to the Company’s financial statements for the fiscal year ended 2010 to contain a going concern qualification.

ABS Amendment No. 23

On April 29, 2011, we, as Performance Guarantor, and the parties to the ABS Facility, entered into Amendment No. 23 to the ABS Facility ( “ABS Amendment 23”).

Similar to Credit Agreement Amendment 21, ABS Amendment 23 extended the deadline by which the Consolidated EBITDA (as defined in the Credit Agreement) covenant levels must be set by the Company and the Required Co-Agents (as defined in the ABS Facility) to July 22, 2011.

In connection with ABS Amendment 23, the Co-Agents consented to Credit Agreement Amendment 21, confirmed that the Documentation Condition (as defined in the Credit Agreement) had been satisfied and agreed to extend the deferral of the $5 million commitment fee due on May 2, 2011 (as a result of not satisfying the Pension Fund Condition by the required deadline) to the fifth day following July 22, 2011 (or if such fifth day is not a business day, the next succeeding business day); provided that those amounts may become due earlier upon the occurrence of an Amortization Date (as defined in the ABS Facility) or a Deferral Termination Event (as defined in the Credit Agreement). In addition, pursuant to the terms of the ABS Amendment, if a Support Termination Event (as defined in the Lender Support Agreement) occurs under the Lender Support Agreement and any party to the Credit Agreement demands payment of any amount in the nature of fees or interest that have been deferred, suspended or otherwise not paid when due, all deferred interest and fees under the ABS Facility will become due and payable. If the ABS Facility is refinanced on or before the date the deferred interest and commitment fees are due, then we will not have to pay the deferred commitment fees.

Contribution Deferral Agreement

CDA Amendment No 8

On February 28, 2011, YRC Inc., USF Holland Inc., New Penn Motor Express Inc., USF Reddaway Inc. and each of the guarantors party thereto (each a subsidiary of the Company) Wilmington Trust Company, as agent, and Majority Funds (as defined in the Contribution Deferral Agreement) entered into Amendment No. 8 to the Contribution Deferral Agreement (“CDA Amendment 8”).

Pursuant to CDA Amendment 8, the Majority Funds (at least a majority of exposure as defined in the Contribution Deferral Agreement) acknowledged that the Term Sheet satisfied the AIP Condition, which acknowledgement was amended to require only the approval of the Consenting Parties to the Term Sheet.

In addition, CDA Amendment 8 amended certain milestones under the Contribution Deferral Agreement that are a condition to the continued deferral of Monthly Amortization Payments and Monthly Interest Payments (each as defined in the Contribution Deferral Agreement). Such amendments resulted in the milestones under the Contribution Deferral Agreement being conformed to the Documentation Condition and the Closing Condition definitions and deadlines in Credit Agreement, as described above, except that (i) the Documentation Condition did not require further documentation in respect of the ABS Facility and (ii) the Majority Funds must agree to any extension of the deadline applicable to the Documentation Condition or the Closing Condition. The Documentation Condition was satisfied on April 29, 2011 pursuant to CDA Amendment 9 (as defined below).

If the Closing Condition is not satisfied by the applicable required date, then the Majority Funds may accelerate the due date of the Monthly Amortization Payments and Monthly Interest Payments at any time on or after the fifth day (or if the fifth day is not a business day, the immediately following business day) following such failure.

CDA Amendment No 9

On April 29, 2011, YRC Inc., USF Holland Inc., New Penn Motor Express Inc., USF Reddaway Inc. and each of the guarantors party thereto (each a subsidiary of the Company), Wilmington Trust Company, as agent, and Majority Funds entered into Amendment No. 9 to the Contribution Deferral Agreement ( “CDA Amendment 9”).

Pursuant to CDA Amendment 9, the Documentation Condition in connection with the Restructuring was amended so that (i) an amendment to the Contribution Deferral Agreement in respect of the Restructuring, signed by all of the funds party to the Contribution Deferral Agreement, (ii) an agreement to support the Restructuring with respect to the Credit Agreement, signed by at least 90% of the lenders party thereto, and (iii) the TNFINC Support Agreement collectively satisfied the Documentation Condition.

CDA Amendment No. 10

On April 29, 2011, YRC Inc., USF Holland Inc., New Penn Motor Express Inc., USF Reddaway Inc. and each of the guarantors party thereto (each a subsidiary of the Company), the pension funds party to the Contribution Deferral Agreement and Wilmington Trust Company, as agent, entered into Amendment No. 10 to the Contribution Deferral Agreement ( “CDA Amendment 10”).

As of the date of CDA Amendment 10, the Supermajority Funds (as defined in the Contribution Deferral Agreement) approved the extension of the termination date of the deferral of monthly amortization payments and monthly interest payments to July 22, 2011 (or such later date as may be agreed by the Supermajority Funds), and, with all Funds’ (as defined in the Contribution Deferral Agreement) approval, effective upon satisfaction of the conditions precedent therein, including closing of the Exchange Offer, the Contribution Deferral Agreement, including schedules and exhibits thereto, will be amended and restated to effect changes to certain provisions in connection with the Restructuring.

IBT Agreement

On February 28, 2011, TNFINC, YRC Inc., USF Holland Inc. and New Penn Motor Express Inc. entered into a Certification and Second Amendment to TNFINC Term Sheet (the “Second IBT Amendment”) to extend (i) the Documentation Deadline to April 29, 2011 and (ii) the Closing Deadline to July 22, 2011 (or, in the case of each of the foregoing clauses (i) and (ii), such later date as TNFINC may agree in its sole discretion) (the “Extension Period”). Unless TNFINC otherwise agrees, the Extension Period and the wage, work rule and benefit concessions set forth in the Restructuring Plan will terminate upon the occurrence of the events contained in the Second IBT Amendment. In addition, the extensions would terminate (i) April 29, 2011 in the event that the Company fails to enter into definitive documentation that is acceptable to TNFINC (in its sole discretion), or (ii) July 22, 2011 in the event that the Restructuring is not consummated, unless such dates are extended by TNFINC in its sole discretion at such time.

On April 29, 2011, we entered into the TNFINC Support Agreement, as described above, in which TNFINC acknowledged that the Company had satisfied the Documentation Condition.

6% Notes

The 6% Notes indenture provides that the maximum number of shares of our common stock that can be issued in respect of the 6% Notes upon conversion or with respect to the payment of interest or in connection with the make whole premium or otherwise shall be limited to 8,075,200 shares of common stock for $70 million in aggregate principal amount of the 6% Notes, subject to certain adjustments. If the limit is reached, no holder is entitled to any other consideration on account of shares not issued. This limitation terminates if the holders of our common stock approve the termination of this limitation. As of May 10, 2011, a maximum of 5,284,781 shares of the Company’s common stock would be available for future issuances in respect of the 6% Notes. Such limitation on the number of shares of common stock issuable in respect of the 6% Notes applies on a pro rata basis to the approximately $69.4 million in aggregate principal amount of outstanding 6% Notes.

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

As described above, on February 28, 2011, we and the other Consenting Parties reached a non-binding agreement in principle in the form of the Term Sheet. On April 29, 2011, we entered into the Lender Support Agreement under which participating lenders holding more than 95% of the principal amount of outstanding credit agreement claims agreed to support the Restructuring as described above under the caption “—The Restructuring.” On April 29, 2011, we also entered into the TNFINC Support Agreement whereby TNFINC agreed to support the Restructuring. The Restructuring is intended to improve our balance sheet and our liquidity with which to operate and grow our business and to position us to achieve long-term success for the benefit of our customers, employees, creditors and stockholders.

A Milestone Failure has occurred because the Pension Fund Condition, which required we obtain, by March 10, 2011, the nonbinding agreement (on terms and conditions acceptable to Company, the Agent, the Steering Group Majority and TNFINC) of the Majority

Funds (at least a majority of exposure as defined in the Contribution Deferral Agreement) to the terms of the Term Sheet (subject to the conditions included in the Term Sheet as applied to the Funds) was not satisfied by the required date, and, as a result, the Required Lenders have the right, but not the obligation, to declare an event of default under the Credit Agreement. The Required Lenders have not indicated that they intend to declare an event of default under the Credit Agreement, and we worked with the parties to satisfy the Documentation Condition as of April 29, 2011. Neither the Agent nor the Required Lenders have waived the Milestone Failure. We cannot provide any assurance that the Required Lenders will not declare an event of default under the Credit Agreement. If the Required Lenders declare an event of default under the Credit Agreement, we anticipate that we would seek protection under the Bankruptcy Code. As a result of the Milestone Failure, we have classified our debt under the Credit Agreement as current maturities of long-term debt. We have also classified the 6% Notes and pension contribution deferral obligations as current maturities of long-term debt due to cross-default provisions within the respective lending agreements. See Part II. Item 1A – Risk Factors in this report for additional information.

In addition to the Pension Fund Condition, other significant milestones and conditions for our Restructuring and the continuation of deferrals (through completion of the Restructuring) under the Credit Agreement, ABS Facility and Contribution Deferral Agreement and the continuation of cost savings under our labor agreements include, but are not limited to the Closing Condition, the deadline for the Restructuring to be effectuated and closed by July 22, 2011 (or such later date approved by the Supermajority Lenders, Required Co-Agents, Majority Funds and TNFINC but not later than December 31, 2011). The obligations of the Company and the participating lenders to complete the Restructuring are subject to significant milestones and conditions as set forth above under the caption “The Restructuring—Obligations of Company and Participating Lenders to Complete the Exchange Offer.” The Lender Support Agreement and the TNFINC Support Agreement are subject to termination as described above under “The Restructuring—Termination of the Lender Support Agreement” and “The Restructuring—TNFINC Support Agreement,” respectively.

To continue to have sufficient liquidity to meet our cash flow requirements prior to completion of the Restructuring and through the remainder of 2011:

•

we must implement our proposed Restructuring within the milestone conditions as set forth in the Lender Support Agreement, the TNFINC Support Agreement and under our Credit Agreement, ABS Facility, Contribution Deferral Agreement and Second IBT Amendment;

•	our operating results, pricing and shipping volumes must continue to improve;

•	we must continue to have access to our credit facilities;

•	we must continue to defer payment of, in each case through the completion of the Restructuring and thereafter pursuant to the final terms of the Restructuring, as applicable:

•	interest and fees to our lenders under the Credit Agreement

•	interest and facility fees to purchasers of our accounts receivable pursuant to the ABS Facility

•	interest and principal to our pension funds pursuant to the Contribution Deferral Agreement;

•	the cost savings under our labor agreements, including wage reductions, temporary cessation of multi-employer pension fund contributions and savings due to work rule changes, must continue;

•

the multi-employer pension funds must allow the Company’s subsidiaries to re-enter the plans at the reduced contribution rate pursuant to the terms of the IBT Agreement or enter into alternative arrangements pursuant to the terms of the Lender Support Agreement;

•	we must complete real estate sale transactions currently under contract as anticipated; and

•	we must continue to implement and realize substantial cost savings measures to match our costs with business levels and to continue to become more efficient.

Some or all of these factors are beyond our control and as such we anticipate that we will continue to face risks and uncertainties regarding our short and medium-term liquidity. We cannot provide you with any assurances that the conditions contained in the definitive agreements supporting the Restructuring will be satisfied or that the Restructuring can be completed in the timeframes required under our various agreements with our stakeholders. We cannot provide you with any assurances that any restructuring can be completed out-of-court or whether we will be required to implement the Restructuring under the supervision of a bankruptcy court, in which event, the Company cannot provide you with any assurances that the terms of any such restructuring will not be substantially and materially different from the Term Sheet or any description of the Restructuring in this Quarterly Report on Form 10-Q or that an effort to implement an in-court restructuring would be successful.

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

We expect to continue to monitor our liquidity carefully, work to reduce this uncertainty and address our cash needs through a combination of one or more of the following actions:

•	we continue to, and expect to implement further cost actions and efficiency improvements;

•	we will continue to aggressively seek additional and return business from customers;

•	we will continue to attempt to reduce our collateral requirements related to our insurance programs;

•	if appropriate, we may sell additional equity or pursue other capital market transactions;

•	we may consider selling non-strategic assets or business lines; and

•	we expect to carefully manage receipts and disbursements, including amounts and timing, focusing on reducing days sales outstanding and managing days payables outstanding.

We have substantial debt and, as a result, significant debt service obligations. As of March 31, 2011, we had approximately $1.1 billion of secured indebtedness outstanding. We are deferring payment of (i) interest and fees to our lenders under the Credit Agreement, (ii) interest and facility fees to purchasers of our accounts receivable pursuant to the ABS Facility, and (iii) interest and principal to the multi-employer pension funds pursuant to the Contribution Deferral Agreement, and we are receiving the benefit of wage reductions and other concessions from the modified NMFA including continued temporary cessation of pension contributions to the multi-employer pension funds. As of March 31, 2011, the amounts deferred under the Credit Agreement, the ABS Facility and the Contribution Deferral Agreement were approximately $146.3 million, $20.9 million and $68.6 million respectively. As of March 31, 2011, the amount of benefit of the wage reductions and other concessions realized under the modified NMFA (including prior modifications to the NMFA) was approximately $1.1 billion. In the event the conditions and cross-conditions under the Credit Agreement, the ABS Facility, the Contribution Deferral Agreement and the modified NMFA are not satisfied, and the Restructuring is not completed, the amounts deferred and the benefits realized under such agreements could become payable or reimbursable, as applicable. If we do not complete the Restructuring, is very unlikely we will be able to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness and other obligations when due. In such an event, we would likely be required to reorganize under Chapter 11 or liquidate under Chapter 7 of the Bankruptcy Code.

Additional risks regarding our liquidity in 2011 if our current deferral arrangements are not extended beyond their current expected expiration dates are described in Part I. Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Important Information about the Restructuring

This Quarterly Report on Form 10-Q and the description of the potential restructuring set forth herein do not constitute an offer to sell or buy, nor the solicitation of an offer to sell or buy, any of the securities referred to herein and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offering, solicitation or sale would be unlawful. Any offer and sale of the securities referred to herein has not been registered under the Securities Act of 1933, as amended, and, unless so registered, may not be offered or sold in the United States absent an applicable exemption from registration requirements.

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

Net Share Settled Contingent Convertible Notes

The balance sheet classification of our net share settled contingent convertible notes between short-term and long-term is dependent upon certain conversion triggers, as defined in the applicable indentures. The contingent convertible notes include a provision whereby the note holder can require immediate conversion of the notes if, among other reasons, the credit rating on the net share settled contingent convertible notes assigned by Moody’s is lower than B2. At December 31, 2010 and December 31, 2009, the conversion trigger was met, and accordingly, the net share settled contingent convertible notes have been classified as a short-term liability in the accompanying consolidated balance sheets. Based upon this particular conversion right and based upon an assumed market price of our stock of $1.25 per share, our aggregate obligation for full satisfaction of the $1.9 million par value of contingent convertible notes would require cash payments of a nominal amount.

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

The following table illustrates our calculation for determining free cash flow for the three months ended March 31:

(in millions)	2011	2010
Net cash provided by (used in) operating activities	$(46.3)	$18.3
Acquisition of property and equipment	(10.1)	(3.7)
Proceeds from disposal of property and equipment	11.6	7.6

Free cash flow (deficit)	$(44.8)	$22.2

Operating cash flows decreased $64.6 million during the three months ended March 31, 2011 versus the same period in 2010. The decrease in cash from operations was largely due to the receipt of a $10.6 million income tax refund in 2011 compared to $82.4 million received in February 2010. Additionally, an increase in business volumes at the end of the first quarter of 2011 contributed to an increase in accounts receivable and accounts payable from 2010 to 2011 of $55.4 million and $19.0 million, respectively. Operating cash flows provided by our discontinued operations were $2.2 million for the three months ended March 31, 2010 with no comparable amount in 2011.

Net property and equipment additions were $2.4 million lower in 2011 versus 2010 and reflect our continued focus on managing overall capital expenditures until we have completed the restructuring.

Net cash provided by financing activities was $58.6 million in 2011 versus $10.3 million in 2010. During the three months ended March 31, 2011, we increased our net borrowings under our ABS facility by $24.4 million and our Credit Agreement by $30.1 million and paid debt issuance costs of $3.5 million.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of March 31, 2011.

Contractual Cash Obligation

	Payments Due by Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Balance sheet obligations: (a)
ABS borrowings	$156.2	$—	$—	$—	$156.2
Deferred interest and fees for the ABS Facility (b)	20.9	—	—	—	20.9
Long-term debt including interest (c)	574.1	—			574.1
Deferred interest and fees for the Credit Agreement	146.3	—	—	—	146.3
Lease financing obligations	42.0	88.2	92.2	180.8	403.2	(d)
Pension deferral obligations including interest (c)	144.8	—	—	—	144.8
Deferred interest and fees for pension obligations	10.9	—	—	—	10.9
Workers’ compensation, property damage and liability claims obligations	146.1	162.2	75.4	165.0	548.7
Off balance sheet obligations:
Operating leases	60.6	51.5	18.4	17.1	147.6
Capital expenditures	31.4	—	—	—	31.4

Total contractual obligations	$1,333.3	$301.9	$186.0	$362.9	$2,184.1

(a)	Total liabilities for unrecognized tax benefits as of March 31, 2011, were $44.0 million and are classified on the Company’s consolidated balance sheet within “Other Current and Accrued Liabilities”.
(b)	The $20.9 million of deferred interest and fees for the ABS Facility includes $15.0 million of deferred commitment fees.
(c)	Long-term debt maturities are reflected as current due to the March 10, 2011 Milestone Failure. As a result of this Milestone Failure, the Required Lenders have the right, but not the obligation, to declare an event of default under the Credit Agreement. Accordingly we have classified our debt under the Credit Agreement as current maturities of long-term debt. We have also classified the 6% Notes and the pension contribution deferral obligations as current maturities of long-term debt due to cross-default provisions within the respective lending agreements.
(d)	The $403.2 million of lease financing obligation payments represent interest payments of $318.3 million and principal payments of $84.9 million.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Unused line of credit
ABS Facility	$5.6	$—	$—	$—	$5.6
Credit Agreement (a)	73.4	—	—	—	73.4
Letters of credit	521.7	—	—	—	521.7
Surety bonds	92.9	—	—	—	92.9

Total commercial commitments	$693.6	$—	$—	$—	$693.6

(a)	The unused line of credit for the Credit Agreement excludes the impact of the restricted revolver reserves of $70.9 million at March 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and fuel price volatility. The risk inherent in our market risk sensitive instruments and positions is the potential loss or increased expense arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) , is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) and concluded that our disclosure controls and procedures were effective as of March 31, 2011.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements.

Item 1A.  Risk Factors

We may not be successful in completing the proposed restructuring or we may be required to implement a restructuring under the supervision of a bankruptcy court.

The Restructuring will be subject to a number of significant conditions, including, among other things, the satisfaction or waiver of the conditions contained in the definitive agreements related to the Restructuring and the lack of unexpected or adverse litigation results. The agreement of the participating lenders and of TNFINC in the Lender Support Agreement and in the TNFINC Support Agreement, respectively, to support the Restructuring is also subject to the satisfaction or waiver of important conditions. We cannot provide you with any assurances that the conditions contained in the definitive agreements related to the Restructuring, the Lender Support Agreement or the TNFINC Support Agreement will be satisfied or waived. The Restructuring is also subject to significant milestone completion conditions, including the Pension Fund Condition and the Closing Condition in our agreements with our stakeholders. The Pension Fund Condition was not satisfied by its required date. As a result, a Milestone Failure has occurred and the Required Lenders have the right, but not the obligation, to declare an event of default under the Credit Agreement. We cannot provide any assurance that the Required Lenders will not declare an event of default under the Credit Agreement. Such a declaration would permit the lenders to terminate their commitments and allow the lenders or Agent to accelerate the repayment of amounts outstanding under the Credit Agreement, including deferred fees and interest. Such a declaration would also cause events of default or termination of our agreements to defer interest and other fees under our ABS Facility and Contribution Deferral Agreement and potentially cause cross default conditions in other debt, lease and other arrangements, as well as give the IBT the right to terminate its concessions under the modified NMFA. If the Required Lenders declare an event of default under the Credit Agreement, we anticipate that we would seek protection under the U.S. Bankruptcy Code. We cannot provide you with any assurances that the Restructuring can be completed out-of-court or whether we will be required to implement a restructuring under the supervision of a bankruptcy court, in which event, we cannot provide you with any assurances that the terms of any such restructuring will not be substantially and materially different from any description in this Quarterly Report on Form 10-Q or that an effort to implement an in-court restructuring would be successful.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity” for additional information regarding our liquidity.

Item 6.   Exhibits

3.1	Bylaws of the Company, as amended through February 10, 2011 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on February 11, 2011, File No. 000-12255).

10.1	Amendment No. 20 (dated February 28, 2011) to the Credit Agreement (incorporated by reference to Exhibit 10.1.14 to Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011, File No. 000-12255).

10.2*	Amendment No. 21 (dated April 29, 2011) to the Credit Agreement.

10.3	Omnibus Amendment No. 22 (dated February 28, 2011) to the ABS Facility (incorporated by reference to Exhibit 10.2.12 to Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011, File No. 000-12255).

10.4*	Amendment No. 23 (dated April 29, 2011) to the ABS Facility.

10.5	Certification and Second Amendment (dated February 28, 2011) to the Restructuring Plan Term Sheet (incorporated by reference to Exhibit 10.3.4 to Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011, File No. 000-12255).

10.6	Consent and Amendment No. 8 (dated February 28, 2011) to Contribution Deferral Agreement (incorporated by reference to Exhibit 10.4.7 to Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011, File No. 000-12255).

10.7*	Amendment No. 9 (dated April 29, 2011) and Amendment No. 10 (dated April 29, 2011) to the Contribution Deferral Agreement.

10.8*	Separation Agreement and Release dated March 6, 2011, between the Company and Sheila K. Taylor.

10.9*	Amendment to Non-Competition, Non-Solicitation, Non-Disparagement and Confidentiality Agreement dated March 6, 2011, between the Company and Sheila K. Taylor.

10.10*	Letter Agreement, effective March 28, 2011, between the Company and Phil J. Gaines.

10.11*	Written Description of Compensatory Arrangement with William L. Trubeck, dated March 7, 2011.

31.1*	Certification of William D. Zollars pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of William L. Trubeck pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of William D. Zollars pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2*	Certification of William L. Trubeck pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC Worldwide Inc.
Registrant

Date: May 10, 2011	/s/ William D. Zollars
William D. Zollars
Chairman of the Board of Directors, President & Chief Executive Officer

Date: May 10, 2011	/s/ William L. Trubeck
William L. Trubeck
Interim Executive Vice President, Chief Financial Officer & Treasurer