Form 10-Q
period 2011-06-30
YRC Worldwide Inc.
filed 2011-08-08
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011
Common Stock, $0.01 par value per share	47,774,395 shares

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(Amounts in thousands except per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$155,926	$143,017
Accounts receivable, net	540,515	442,500
Prepaid expenses and other	190,053	182,515

Total current assets	886,494	768,032

Property and Equipment:
Cost	3,171,235	3,237,971
Less – accumulated depreciation	(1,716,628)	(1,687,397)

Net property and equipment	1,454,607	1,550,574

Intangibles, net	130,348	139,525
Other assets	117,973	134,802

Total assets	$2,589,422	$2,592,933

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$157,136	$147,112
Wages, vacations and employees’ benefits	222,618	196,486
Other current and accrued liabilities	318,306	452,226
Current maturities of long-term debt	8,008	222,873

Total current liabilities	706,068	1,018,697

Other Liabilities:
Long-term debt, less current portion	1,290,826	837,262
Deferred income taxes, net	104,391	118,624
Pension and postretirement	450,087	447,928
Claims and other liabilities	366,843	360,439
Commitments and contingencies

Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	479	477
Capital surplus	1,644,694	1,643,277
Accumulated deficit	(1,643,429)	(1,499,514)
Accumulated other comprehensive loss	(234,710)	(239,626)
Treasury stock, at cost (123 shares)	(92,737)	(92,737)

Total YRC Worldwide Inc. shareholders’ deficit	(325,703)	(188,123)

Non-controlling interest	(3,090)	(1,894)

Total shareholders’ deficit	(328,793)	(190,017)

Total liabilities and shareholders’ deficit	$2,589,422	$2,592,933

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the Three and Six Months Ended June 30

(Amounts in thousands except per share data)

(Unaudited)

	Three Months		Six Months
	2011	2010	2011	2010
Operating Revenue	$1,257,212	$1,119,101	$2,380,098	$2,106,245

Operating Expenses:
Salaries, wages and employees’ benefits	704,627	682,934	1,385,445	1,334,012
Equity based compensation (benefit) expense	405	(81,542)	(648)	28,329
Operating expenses and supplies	307,334	243,420	584,530	480,789
Purchased transportation	140,778	120,803	260,440	214,902
Depreciation and amortization	47,557	50,074	96,853	100,706
Other operating expenses	68,955	57,309	136,855	120,504
(Gains) losses on property disposals, net	(7,277)	(2,187)	(10,236)	6,612
Impairment charges	—	—	—	5,281

Total operating expenses	1,262,379	1,070,811	2,453,239	2,291,135

Operating Income (Loss)	(5,167)	48,290	(73,141)	(184,890)

Nonoperating (Income) Expenses:
Interest expense	40,069	41,385	78,872	82,312
Equity investment impairment	—	12,338	—	12,338
Other, net	(77)	(6,697)	(34)	(4,791)

Nonoperating expenses, net	39,992	47,026	78,838	89,859

Income (Loss) from Continuing Operations Before Income Taxes	(45,159)	1,264	(151,979)	(274,749)
Income tax provision (benefit)	(2,576)	224	(7,127)	(5,654)

Net Income (Loss) from Continuing Operations	(42,583)	1,040	(144,852)	(269,095)
Net Loss from Discontinued Operations, net of tax	—	(11,358)	—	(15,361)

Net Loss	(42,583)	(10,318)	(144,852)	(284,456)
Less: Net Loss Attributable to Non-Controlling Interest	(448)	(847)	(937)	(847)

Net Loss Attributable to YRC Worldwide Inc.	$(42,135)	$(9,471)	$(143,915)	$(283,609)

Average Common Shares Outstanding – Basic	47,754	43,130	47,697	32,051
Average Common Shares Outstanding – Diluted	47,754	43,171	47,697	32,051

Basic Earnings (Loss) Per Share
Income (Loss) from Continuing Operations	$(0.88)	$0.02	$(3.02)	$(8.40)
Loss from Discontinued Operations	—	(0.26)	—	(0.48)

Net Loss Per Share	$(0.88)	$(0.24)	$(3.02)	$(8.88)

Diluted Earnings (Loss) Per Share
Income (Loss) from Continuing Operations	$(0.88)	$0.02	$(3.02)	$(8.40)
Loss from Discontinued Operations	—	(0.26)	—	(0.48)

Net Loss Per Share	$(0.88)	$(0.24)	$(3.02)	$(8.88)

Amounts attributable to YRC Worldwide Inc. common shareholders:
Income (Loss) from Continuing Operations	$(42,135)	$1,887	$(143,915)	$(268,248)
Loss from Discontinued Operations, net of tax	—	(11,358)	—	(15,361)

Net Loss	$(42,135)	$(9,471)	$(143,915)	$(283,609)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the Six Months Ended June 30

(Amounts in thousands)

(Unaudited)

	2011	2010
Operating Activities:
Net loss	$(144,852)	$(284,456)
Noncash items included in net loss:
Depreciation and amortization	96,853	105,228
Equity based compensation (benefit) expense	(648)	28,345
Impairment charges	—	17,619
(Gains) losses on property disposals, net	(10,236)	8,310
Deferred income tax benefit, net	(663)	(5,784)
Amortization of deferred debt costs	19,604	22,689
Other noncash items, net	1,599	(4,597)
Changes in assets and liabilities, net:
Accounts receivable	(98,015)	(27,635)
Accounts payable	10,200	17,665
Other operating assets	(21,927)	85,860
Other operating liabilities	86,744	22,284

Net cash used in operating activities	(61,341)	(14,472)

Investing Activities:
Acquisition of property and equipment	(22,712)	(10,855)
Proceeds from disposal of property and equipment	26,000	35,781
Other	3,088	5,223

Net cash provided by investing activities	6,376	30,149

Financing Activities:
Asset backed securitization borrowings, net	41,449	1,114
Issuance of long-term debt	60,730	141,795
Repayment of long-term debt	(29,124)	(101,100)
Debt issuance costs	(5,181)	(9,568)
Equity issuance costs	—	(17,323)
Equity issuance proceeds	—	15,906

Net cash provided by financing activities	67,874	30,824

Net Increase In Cash and Cash Equivalents	12,909	46,501

Cash and Cash Equivalents, Beginning of Period	143,017	97,788

Cash and Cash Equivalents, End of Period	$155,926	$144,289

Supplemental Cash Flow Information:
Interest paid	$20,856	$20,938
Income tax refunds, net	334	83,288
Accrued interest and fees transferred to long-term debt	170,559	—
Pension contribution deferral transfer to long-term debt	—	4,361
Lease financing transactions	8,985	26,747
Interest paid in stock for the 6% Notes	2,082	—

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT

YRC Worldwide Inc. and Subsidiaries

For the Six Months Ended June 30

(Amounts in thousands)

(Unaudited)

2011
Common Stock
Beginning balance	$477
Interest paid in stock for the 6% Notes	2

Ending balance	$479

Capital Surplus
Beginning balance	$1,643,277
Share-based compensation	(649)
Interest paid in stock for the 6% Notes	2,080
Other, net	(14)

Ending balance	$1,644,694

Accumulated Deficit
Beginning balance	$(1,499,514)
Net loss attributable to YRC Worldwide Inc.	(143,915)

Ending balance	$(1,643,429)

Accumulated Other Comprehensive Loss
Beginning balance	$(239,626)
Pension, net of tax:
Amortization of net losses to net income (loss)	2,978
Foreign currency translation adjustments	1,938

Ending balance	$(234,710)

Treasury Stock, At Cost
Beginning and ending balance	$(92,737)

Noncontrolling Interest
Beginning balance	$(1,894)
Net loss attributable to the noncontrolling interest	(937)
Foreign currency translation adjustments	(259)

Ending balance	$(3,090)

Total shareholders’ deficit	$(328,793)

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

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. These services include global, national and regional transportation. Our operating subsidiaries include the following:

•

YRC National Transportation (“National Transportation”) is the segment for our transportation service providers focused on business opportunities in regional, national and international services. National Transportation provides for the movement of industrial, commercial and retail goods, primarily through regionalized and centralized management and customer facing organizations. This unit includes our less-than-truckload (“LTL”) subsidiary YRC Inc. (“YRC”), and YRC Reimer, a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States (“U.S.”) and Canada, National Transportation also serves parts of Mexico, Puerto Rico and Guam.

•

Regional Transportation (“Regional Transportation”) is the segment for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of New Penn Motor Express (“New Penn”), Holland and Reddaway. These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the U.S., Canada, Mexico and Puerto Rico.

•	Truckload (“Truckload”) reflects the results of Glen Moore, a provider of truckload services throughout the U.S.

At June 30, 2011, approximately 77% of our labor force is subject to various collective bargaining agreements, which predominantly expire in 2015.

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

Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates. We have prepared the consolidated financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included in these financial statements herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Current Report on Form 8-K filed on May 17, 2011.

The board of directors approved a reverse stock split effective September 30, 2010 at a ratio of 1:25. All share numbers and per share amounts in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been retroactively adjusted to give effect to the reverse stock split.

As more fully discussed in notes 3 and 4, as part of the restructuring that closed on July 22, 2011, a significant portion of our debt was refinanced on a long-term basis. Accordingly, we have reclassified our debt under the Credit Agreement (as defined below), the ABS facility, the pension contribution deferral obligations and the 6% Notes due 2014 as of June 30, 2011 from current maturities to long-term debt.

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

At June 30, 2011 and December 31, 2010, the net book value of properties and equipment held for sale was approximately $60.9 million and $71.2 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets. We recorded charges of $5.2 million and $7.1 million for the three and six months ended June 30, 2011 and $11.7 million and $23.2 million for the three and six months ended June 30, 2010, respectively, to reduce properties and equipment held for sale to estimated fair value, less cost to sell. These charges are included in “(Gains) Losses on Property Disposals, Net” in the accompanying statements of consolidated operations.

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

We believe that the accounting estimate related to asset impairment is a critical accounting estimate because: (1) it requires our management to make assumptions about future revenues and expenses over the life of the asset, and (2) the impact that recognizing an impairment would have on our financial position, as well as our results of operations, could be material. Management’s assumptions about future revenues and expenses require significant judgment because actual revenues have fluctuated in the past and may continue to do so. In estimating future revenues and expenses, we use our internal business forecasts. We develop our forecasts based on recent revenue and expense data for existing services and other industry and economic factors. To the extent that we are unable to achieve forecasted improvements in shipping volumes and pricing initiatives or realize forecasted cost savings, the Company may incur significant impairment losses on property and equipment or intangible assets.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and asset-backed securitization borrowings approximates their fair value due to the short-term nature of these instruments.

3.	Liquidity

The Restructuring

On July 22, 2011, we completed our previously disclosed financial restructuring, including an exchange offer, whereby we refinanced the claims held by our lenders under our existing credit agreement, dated as of August 17, 2007, with JPMorgan Chase Bank, National Association, as administrative agent and the certain financial institutions party thereto as lenders (the “Credit Agreement”) and entered into other significant financing arrangements (collectively the “restructuring”). In connection with the completion of the restructuring, we issued approximately 3,717,948 shares of our new Series B Convertible Preferred Stock, par value $1.00 per share (the “Series B Preferred Stock”), $140.0 million in aggregate principal amount of our new 10% Series A Convertible Senior Secured Notes due 2015 (the “Series A Notes”) and $100.0 million in aggregate principal amount of our new 10% Series B Convertible Senior Secured Notes due 2015 (the “Series B Notes”) to our lenders. We also entered into an amended and restated credit agreement, a new asset-based loan facility and an amended and restated contribution deferral agreement with certain multiemployer pension funds, as further described below. On July 22, 2011, the Company also delivered into escrow approximately 1,282,051 shares of our Series B Preferred Stock, which were delivered from escrow on July 25, 2011 to the Teamster-National 401(k) Savings Plan for the benefit of the Company’s International Brotherhood of Teamsters (“IBT”) employees. We also issued one share of our new Series A Voting Preferred Stock, par value $1.00 per share (the “Series A Voting Preferred Stock”), to the IBT to confer certain board representation rights.

In connection with the closing of the restructuring, obligations under that certain Third Amended and Restated Receivables Purchase Agreement, dated as of April 18, 2008 (as amended, the “ABS facility”), among us as Performance Guarantor, Yellow Roadway Receivables Funding Corporation (“YRRFC”) as Seller, Falcon Asset Securitization Company LLC, Three Pillars Funding LLC and Amsterdam Funding Corporation, as Conduits; the financial institutions party thereto, as Committed Purchasers; Wells Fargo Bank, N.A. (successor to Wachovia Bank, National Association), as Wells Fargo Agent and LC Issuer, SunTrust Robinson Humphrey, Inc., as Three Pillars Agent; The Royal Bank of Scotland plc (successor to ABN AMRO Bank N.V.), as Amsterdam Agent; and JPMorgan Chase Bank, N.A., as Falcon Agent and Administrative Agent were paid in full and the ABS Facility was terminated and we cash collateralized the letters of credit (see “Standby Letter of Credit Agreement” below).

Pursuant to the terms of a support agreement (the “TNFINC Support Agreement”) with the Teamsters National Freight Industry Negotiating Committee (“TNFINC”) of the IBT, dated as of April 29, 2011, as a result of the completion of the restructuring, TNFINC has waived its right to terminate, and agrees not to further modify, that certain Agreement for the Restructuring of the YRC Worldwide Inc. Operating Companies, dated as of September 24, 2010 (as amended, the “2010 MOU”) such that the collective bargaining agreement will be fully binding on the parties thereto until its specified term of March 31, 2015.

We have filed a preliminary proxy statement with the SEC in connection with a special meeting of our stockholders to approve the merger of a wholly owned subsidiary of the Company with and into the Company with the Company as the surviving entity (the “Charter Amendment Merger”). In connection with the Charter Amendment Merger, we will amend and restate our certificate of incorporation to increase the amount of authorized shares of common stock to a sufficient number to (i) permit the automatic conversion of the shares of Series B Preferred Stock issued in the restructuring into shares of our common stock at an initial conversion rate of 372.6222 common shares per preferred share, (ii) provide sufficient authorized common shares allow for conversion of the Series A Notes and the Series B Notes into our common stock at an initial conversion provide sufficient authorized common shares rate of 8,822 common shares per $1,000 of the Series A Notes and 16,187 common shares per $1,000 of the Series B Notes and (iii) provide sufficient authorized shares for a new equity incentive plan and future equity issuances.

The table below summarizes the cash flow activity as it relates to the restructuring as of July 22, 2011.

(in millions) Sources of Funds		Uses of Funds
Issuance of Series B Notes	$100.0	Retirement of ABS facility borrowings	$164.2
Borrowings on the ABL Facility	255.0	Collateralization of letters-of-credit under the ABS facility	64.7
Additional borrowings under the revolving credit facility	18.5	Estimated fees, expenses and original issue discount of restructuring	57.0
Company cash	2.4	Restricted cash deposited in escrow	90.0

Total sources of funds	$375.9	Total uses of funds	$375.9

As of July 31, 2011, the Company’s cash and cash equivalents and availability under the ABL facility was approximately $286 million and the borrowing base on the Company’s $400 million ABL facility was approximately $380 million.

CREDIT FACILITIES

Upon completing the financial restructuring, we now have two primary credit vehicles:

•	the amended and restated credit agreement, and

•	an asset-backed lending facility.

The amended and restated credit agreement and the asset-backed lending facility are collectively referred to herein as the “credit facilities”.

Bank Group Credit Agreement

On July 22, 2011, we, as borrower, entered into an amended and restated credit agreement (the “Bank Group Credit Agreement”) with JPMorgan Chase Bank, National Association, as administrative agent and the certain financial institutions party thereto as lenders, which partially refinanced the existing Credit Agreement with an approximately $307.4 million in aggregate principal amount term loan and the approximate $437.0 million of issued but undrawn and outstanding letters of credit. No amounts under the term loan, once repaid, may be reborrowed. New letters of credit may be issued in substitution or replacement of the rollover letters of credit for the same or a substantially similar purpose substantially concurrently with (and in any event within twenty days of) such substitution or replacement. The Bank Group Credit Agreement also waived the outstanding Milestone Failure (as defined in the Credit Agreement) under the Credit Agreement.

— Maturity and Amortization

The maturity of the term loan and, subject to the ability to replace or substitute letters of credit, letters of credit, will be March 31, 2015. The term loan will not amortize.

— Interest and Fees

The term loan, at our option, will bear interest at either (x) 5.50% in excess of the alternate base rate (i.e., the greater of the prime rate and the federal funds effective rate in effect on such day plus 1/2 of 1%) in effect from time to time, or (y) 6.50% in excess of the London interbank offer rate (adjusted for maximum reserves). The London interbank offer rate will be subject to a floor of 3.50% and the alternate base rate will subject to a floor of the then-applicable London interbank offer rate plus 1.0%. The stated interest rate applicable on the July 22, 2011 closing date was 10%.

Issued but undrawn letters of credit are subject to a participation fee equal to 7.50% of the average daily amount of letter of credit exposure. Any commitment available to be used to issue letters of credit will be subject to a commitment fee of 7.50% of the average daily unused commitment. Letters of credit will be subject to a 1% fronting fee or as mutually agreed between the Company and the applicable issuing bank.

Upon a payment event of default, at the election of the required lenders, or automatically following the occurrence of a bankruptcy event of default, the then-applicable interest rate on any outstanding obligations under the Bank Group Credit Agreement will be increased by 2.0%.

— Guarantors

All our obligations under the Bank Group Credit Agreement are unconditionally guaranteed by our U.S. subsidiaries (other than the ABL Borrower (as defined below) or (for one year and two days following the closing) the existing special purpose subsidiary that was a borrower under our ABS facility) (collectively, the “Guarantors”).

— Collateral

The collateral securing the obligations under the Bank Group Credit Agreement and guarantees entered into pursuant thereto is substantially similar to the collateral securing the existing Credit Agreement, which includes the following (subject to certain customary exceptions):

•	all shares of capital stock of (or other ownership equity interests in) and intercompany debt owned by the Company and each present and future Guarantor; and

•

substantially all present and future property and assets of the Company or each Guarantor, except to the extent a security interest would result in a breach, termination or default by the terms of the collateral being granted.

The administrative agent will retain the ability to require a pledge of foreign assets.

The liens on the collateral securing the obligations under the Bank Group Credit Agreement and guarantees entered into pursuant thereto will be junior to:

•	the liens securing the obligations under the Contribution Deferral Agreement solely with respect to certain parcels of owned real property on which the pension funds have a senior lien; and

•	certain other customary permitted liens.

— Mandatory Prepayments

The Bank Group Credit Agreement includes the following mandatory prepayments (none of which shall be subject to a reinvestment right except as set forth below):

•

75% of the net cash proceeds from certain asset sales (but, in any event, excluding casualty and condemnation events and certain other customary exceptions), except that no prepayment will be required with respect to up to $10 million of net cash proceeds from non real estate asset sales in any fiscal year to the extent reinvested in assets useful to the business;

•	50% of excess cash flow swept on an annual basis;

•	50% of net cash proceeds from equity issuances (subject to certain exceptions, including equity issuances to finance capital expenditures); and

•	100% of cash proceeds from debt issuances that are not permitted by the Bank Group Credit Agreement.

— Covenants

The Bank Group Credit Agreement requires us and our subsidiaries to comply with customary affirmative, negative and financial covenants. Set forth below is a brief description of such covenants,:

•

The affirmative covenants include the following: (i) delivery of financial statements and other customary financial information; (ii) notices of events of default and other material events; (iii) maintenance of existence, ability to conduct business, properties, insurance and books and records; (iv) payment of certain obligations; (v) inspection rights; (vi) compliance with laws; (vii) use of proceeds; (viii) further assurances; (ix) additional collateral and guarantor requirements; and (x) quarterly conference calls.

•

The negative covenants include limitations on: (i) liens; (ii) debt (including guaranties); (iii) fundamental changes; (iv) dispositions (including sale leasebacks); (v) affiliate transactions; (vi) restrictive agreements; (vii) restricted payments; (viii) voluntary prepayments of debt; and (ix) amendments to certain material agreements.

•	The financial covenants include maintenance of the following (each as defined in the Bank Group Credit Agreement):

•	Maximum total leverage ratio as described below:

Four Consecutive Fiscal Quarters Ending	Maximum Total Ratio
March 31, 2012	9.00 to 1.00
June 30, 2012	9.30 to 1.00
September 30, 2012	7.00 to 1.00
December 31, 2012	5.90 to 1.00
March 31, 2013	5.30 to 1.00
June 30, 2013	4.60 to 1.00
September 30, 2013	4.00 to 1.00
December 31, 2013	3.60 to 1.00
March 31, 2014	3.30 to 1.00
June 30, 2014	3.20 to 1.00
September 30, 2014	3.00 to 1.00
December 31, 2014	3.10 to 1.00

•	Minimum interest coverage ratio as described below:

Four Consecutive Fiscal Quarters Ending	Minimum Interest Coverage Ratio
March 31, 2012	1.00 to 1.00
June 30, 2012	1.10 to 1.00
September 30, 2012	1.40 to 1.00
December 31, 2012	1.70 to 1.00
March 31, 2013	1.80 to 1.00
June 30, 2013	2.20 to 1.00
September 30, 2013	2.50 to 1.00
December 31, 2013	2.80 to 1.00
March 31, 2014	3.00 to 1.00
June 30, 2014	3.20 to 1.00
September 30, 2014	3.30 to 1.00
December 31, 2014	3.30 to 1.00

•

Minimum available cash, which includes unrestricted cash in which the administrative agent has a perfected first priority lien and the available commitment under the ABL facility (as defined below), of $50,000,000 at all times (subject to a cure period).

•	Minimum EBITDA as described below:

Four Consecutive Fiscal Quarters Ending	Minimum Consolidated EBITDA
September 30, 2011	$125,000,000
December 31, 2011	$125,000,000
March 31, 2012	$160,000,000
June 30, 2012	$160,000,000
September 30, 2012	$210,000,000
December 31, 2012	$250,000,000
March 31, 2013	$275,000,000
June 30, 2013	$325,000,000
September 30, 2013	$370,000,000
December 31, 2013	$415,000,000
March 31, 2014	$450,000,000
June 30, 2014	$475,000,000
September 30, 2014	$495,000,000
December 31, 2014	$495,000,000

•	Maximum capital expenditures covenant as described below, which is subject to a 50% carry-forward of unused amounts to the immediately succeeding fiscal year and use of the available basket amount:

Period	Maximum Capital Expenditures
For the two consecutive fiscal quarters ending December 31, 2011	$90,000,000
For the four consecutive fiscal quarters ending December 31, 2012	$200,000,000
For the four consecutive fiscal quarters ending December 31, 2013	$250,000,000
For the four consecutive fiscal quarters ending December 31, 2014	$355,000,000
For the fiscal quarter ending March 31, 2015	$90,000,000

— Events of Default

The Bank Group Credit Agreement contains customary events of default, including: (a) non-payment of obligations (subject to a three business day grace period in the case of interest and fees); (b) breach of representations, warranties and covenants (subject to a thirty-day grace period in the case of certain affirmative covenants); (c) bankruptcy (voluntary or involuntary); (d) inability to pay debts as they become due; (e) cross default to material indebtedness; (f) ERISA events; (g) change in control; (h) invalidity of liens; (i) cross acceleration to material leases; (j) invalidity or illegality of the collective bargaining agreement with the IBT, and (k) failure to maintain certain amounts of additional available cash commencing August 23, 2013.

ABL Facility

On July 22, 2011, YRCW Receivables LLC, a newly formed, bankruptcy remote, wholly-owned subsidiary of the Company (the “ABL Borrower”), JPMorgan Chase Bank, N.A., as administrative agent (the “ABL Administrative Agent”) and the lenders party thereto entered into a $225.0 million ABL last out term loan facility, (the “Term B Facility”) and a $175.0 million ABL first out term loan facility (the “Term A Facility,” and collectively with the Term B Facility, the “ABL facility”). The ABL facility will terminate on September 30, 2014 (the “Termination Date”).

Pursuant to the terms of the ABL facility, YRC Inc., USF Holland Inc. and USF Reddaway Inc. (each, one of our subsidiaries and each, an “Originator”) will each sell, on an ongoing basis, all accounts receivable originated by that Originator to the ABL Borrower. Under the ABL facility, we were appointed to act as initial servicer of the receivables, but we may delegate our duties to each Originator as a subservicer.

Material terms of the ABL facility include:

•

the ABL facility is secured by a perfected first priority security interest in and lien (subject to permitted liens) upon all accounts receivable (and the related rights) of the ABL Borrower, together with deposit accounts into which the proceeds from such accounts receivable are remitted (collectively, the “ABL Collateral”);

•

the aggregate amount available under the ABL facility is subject to a borrowing base equal to 85% of Net Eligible Receivables, plus 100% of the portion of the ABL facility that has been cash collateralized, minus reserves established by the Agent in its permitted discretion; “Net Eligible Receivables” means, as of any day, the outstanding balance of eligible receivables, and reduced by specified concentration limits and unapplied cash;

•

on the closing date, the ABL Borrower drew the full Term B Facility (such loans, the “Term B Loans”) and $30.0 million under the Term A Facility (such loans, collectively with other loans incurred under the Term A Facility, the “Term A Loans”); amounts received by the ABL Borrower in connection with the closing date loans were utilized to acquire receivables from the Originators and to pay specified expenses;

•

subject to certain limitations, including compliance with the borrowing base, the ABL Borrower shall be entitled to request additional Term A Loans (in an aggregate amount not to exceed $175.0 million) prior to the Termination Date;

•	The ABL facility is subject to payment on the following terms:

•

loans under the ABL facility are subject to mandatory prepayment in connection with a borrowing base shortfall or loans in excess of the applicable commitment; any mandatory prepayments will be applied to cash collateralize the loans under the ABL facility; provided that any such cash collateral shall be released to the extent any such shortfall is reduced or eliminated;

•	borrowings under the Term B Facility are payable in equal quarterly amounts equal to 1% per annum, with the remaining balance payable on the Termination Date;

•

subject to specified exceptions, loans under the Term B Facility may be voluntarily prepaid only upon the termination of commitments under the Term A Facility and payment in full of all Term A Loans thereunder;

•

loans under the Term A Facility and the commitments in respect thereof (i) may not be prepaid and or terminated on or prior to the first anniversary of the closing date and (ii) shall be subject to a 1% prepayment premium after the first anniversary but on or prior to the second anniversary of the closing date;

•

interest on outstanding borrowings is payable at a rate per annum equal to the reserve adjusted LIBOR rate (which is the greater of the adjusted LIBOR rate and 1.50%) or the “ABR Rate” (which is the greatest of the applicable prime rate, the federal funds rate plus 0.5%, and the LIBOR rate plus 1.0%) plus an applicable margin, which, for Term A Loans, will equal 7.00% for LIBOR rate advances and 6.00% for ABR Rate advances, and for Term B Loans, will equal 9.75% for LIBOR rate advances and 8.75% for ABR Rate advances. The stated interest rate applicable on the July 22, 2011 closing date was 8.5% for Term A Loans and 11.25% for Term B Loans;

•	during the continuance of a termination event, the interest rate on outstanding advances will be increased by 2.00% per annum above the rate otherwise applicable;

•	a per annum commitment fee equal to 7.00% per annum on the average daily unused portion of the commitment in respect of the Term A Facility will be payable quarterly in arrears;

•

we were required to deposit an aggregate amount equal to $90.0 million (the “Escrow Amount”) into escrow accounts held by the ABL Administrative Agent, as escrow agent pursuant to an Incentive Escrow Agreement and a Delivery/Maintenance Escrow Agreement (together, the “Escrow Agreements”), we expect such amount to remain in escrow for the term of the ABL facility;

•	we provided a customary, unsecured guaranty of the Originators’ recourse obligations under the ABL facility;

•

pursuant to the terms of a standstill agreement (the “Standstill Agreement”), certain trucks, other vehicles, rolling stock, terminals, depots or other storage facilities, in each case, whether leased or owned, are subject to a standstill period in favor of the collateral agent, the administrative agent and the other secured parties under the ABL facility for a period of 10 business days (absent any exigent circumstances arising as a result of fraud, theft, concealment, destruction, waste or abscondment) with respect to the exercise of rights and remedies by the secured parties with respect to those assets under our other material debt agreements; and

•

the ABL facility contains certain customary affirmative and negative covenants and “Termination Events” including, without limitation, specified minimum consolidated EBITDA, unrestricted cash and capital expenditure trigger events (that are consistent with the Credit Agreement), and certain customary provisions regarding borrowing base reporting and delivery of financial statements.

Amended and Restated Contribution Deferral Agreement

On July 22, 2011, the amendment and restatement of the contribution deferral agreement between certain of our subsidiaries and certain multiemployer pension funds (the “A&R CDA”) became effective, pursuant to that certain Amendment 10 to Contribution Deferral Agreement, dated as of April 29, 2011, by and among YRC Inc., USF Holland, Inc., New Penn Motor Express, Inc. and USF Reddaway Inc., as primary obligors (the “Primary Obligors”), the Trustees for the Central States, Southeast and Southwest Areas Pension Fund (“CS”) and the other pension funds party thereto (together with CS, the “Funds”), and Wilmington Trust

Company, as agent (“Agent”), by and among the Primary Obligors, the Funds and the Agent, which continues to defer pension payments and deferred interest owed as of July 22, 2011 (each, “Deferred Pension Payments” and “Deferred Interest”).

— Maturity and Amortization

The maturity of the A&R CDA is March 31, 2015, and there will be no amortization.

— Interest

The Deferred Pension Payments and Deferred Interest bears interest at a rate, with respect to each Fund, per annum as set forth in its trust documentation as of February 28, 2011. The interest rates applicable on the July 22, 2011 closing date range from 4.0% to 18.0%.

— Application of Certain Payments

In accordance with the reentry arrangements between each Fund and the Primary Obligors, a Fund may require the Primary Obligors to make payments of obligations owed to such Fund under the A&R CDA in lieu of payments required pursuant to the collective bargaining agreement with the IBT or make payments into an escrow arrangement, in each case in an amount equal to such Fund’s current monthly contribution amount.

— Collateral

The Funds maintain their first lien on existing first priority collateral. The Funds allow the secured parties under the Series A Indenture and Series B Indenture (as each are defined below) a second lien behind the secured parties to the Bank Group Credit Agreement on certain properties and the Funds have a third lien on such collateral.

— Most Favored Nations

If any of the Obligors enter into an amendment, modification, supplementation or alteration of the Bank Group Credit Agreement after July 22, 2011 that imposes any mandatory prepayment, cash collateralization, additional interest or fee or any other incremental payment to the Lenders thereunder not required as of July 22, 2011, the Primary Obligors shall pay the Funds 50% of a proportionate additional payment in respect of the Deferred Pension Payments and Deferred Interest, with certain exceptions.

— Guarantors

The A&R CDA guarantee is reaffirmed by its guarantors USF Glen Moore Inc. and Transcontinental Lease, S. de R.L. de C.V.

Standby Letter of Credit Agreement

On July 22, 2011, we entered into an arrangement with Wells Fargo, National Association (“Wells Fargo”) pursuant to which Wells Fargo issued one replacement letter of credit and permitted an existing letter of credit to remain outstanding pursuant to the terms of a Standby Letter of Credit Agreement (the “Standby LC Agreement”), dated as of July 22, 2011, by and among the Company and Wells Fargo. We pledged certain deposit accounts and securities accounts (collectively, the “Pledged Accounts”) to Wells Fargo to secure its obligations in respect of the letters of credit pursuant to a Pledge Agreement (the “Pledge Agreement”), dated as of July 22, 2011, by and among the Company, Wells Fargo and Wells Fargo Securities, LLC. The Pledge Agreement requires that we maintain an amount equal to at least 101% of the face amount of the letters of credit in the Pledged Accounts. The Company is obligated to pay (quarterly in arrears) a fee equal to 1.0% per annum on the average daily amount available to be drawn under each letter of credit during such quarter. In addition, the Standby LC Agreement requires the Company to pay customary and usual fees and expenses in connection with the issuance and maintenance of the letters of credit. To the extent the Company fails to pay amounts due and owing, such amounts will bear interest at Wells Fargo’s prime rate plus 2.0%. The Standby LC Agreement includes customary and usual events of default (and related cure periods), including without limitation, failure to pay amounts when due, failure to comply with covenants, cross default to material debt, bankruptcy and insolvency events, the occurrence of any act, event of condition causing a material adverse effect and the occurrence of a change of control. The total amount of letters of credit outstanding under the Standby LC Agreement is $64.7 million.

Indentures

On July 22, 2011, we issued $140.0 million in aggregate principal amount of the Series A Notes and $100.0 million in aggregate principal amount of the Series B Notes.

Series A Indenture

The Series A Notes are governed by an indenture (the “Series A Indenture”), dated as of July 22, 2011, among us, as issuer, the Guarantors and U.S. Bank National Association, as trustee. Under the terms of the Series A Indenture, the Series A Notes bear interest at a rate of 10% per year and will mature on March 31, 2015. Interest will be payable on a semiannual basis in arrears only in-kind through the issuance of additional Series A Notes.

The Series A Notes become convertible into our common stock, provided that the Charter Amendment Merger has occurred, upon the second anniversary of the issue date of the Series A Notes. After such time, subject to certain limitations on conversion and issuance of shares, holders may convert any outstanding Series A Notes into shares of our common stock at the initial conversion price per share of approximately $0.1134 and an initial conversion rate of 8.822 common shares per $1,000 of the Series A Notes. The conversion price may be adjusted for certain anti-dilution adjustments.

After the Charter Amendment Merger, holders of the Series A Notes will be entitled to vote with our common stock on an as-converted-to-common-stock-basis, provided, that, such number of votes shall be limited to 0.1089 votes for each such share of common stock on an as-converted-to-common stock-basis. We may redeem the Series A Notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to the redemption date.

The Series A Indenture contains covenants limiting, among other things, us and our restricted subsidiaries’ ability to (i) create liens on assets and (ii) merge, consolidated or sell all or substantially all of our and our guarantor’s assets. The covenants are subject to important exceptions and qualifications.

The Series A Notes will be initially guaranteed by all of our domestic subsidiaries that guarantee obligations under the Bank Group Credit Agreement. If any of our existing or future domestic subsidiaries guarantees any indebtedness valued in excess of $5.0 million, then such subsidiary will also guarantee our indebtedness under the Series A Notes. In the event of a sale of all or substantially all of the capital stock or assets of any guarantor, the guarantee of such guarantor will be released. The Series A Notes and the guarantees of the Series A Notes will be our and the guarantors’ senior secured obligations. The Series A Notes and related guarantees will be secured by junior priority liens on substantially the same collateral securing the Bank Group Credit Agreement (other than any leasehold interests and equity interests of subsidiaries to the extent such pledge of equity interests would not require increased financial statement reporting obligations pursuant to Rule 3-16 of Regulation S-X). As of December 31, 2010, the common stock of our largest operating companies, such as YRC Inc., USF Holland Inc., New Penn Motor Express, Inc. and USF Reddaway Inc., would be excluded as collateral under these kick-out provisions.

Series B Indenture

The Series B Notes are governed by an indenture (the “Series B Indenture”), dated as of July 22, 2011, among us, as issuer, the Guarantors and U.S. Bank National Association, as trustee. Under the terms of the Series B Indenture, the Series B Notes bear interest at a rate of 10% per year and will mature on March 31, 2015. Interest will be payable on a semiannual basis in arrears only in-kind through the issuance of additional Series B Notes.

The Series B Notes become convertible into our common stock upon the consummation of the Charter Amendment Merger. After such time, holders may convert any outstanding Series B Notes into shares of our common stock at the initial conversion price per share of approximately $0.0618 and an initial conversion rate of 16,187 common shares per $1,000 of the Series B Notes. The conversion price may be adjusted for certain anti-dilution adjustments. Upon conversion, holders of Series B Notes will not receive any cash payment representing accrued and unpaid interest; however, such holders will receive a make whole premium paid in shares of our common stock for the Series B Notes that were converted.

After the Charter Amendment Merger, holders of the Series B Notes will be entitled to vote with our common stock on an as-converted-to-common-stock-basis, provided, that, such number of votes shall be limited to 0.0594 votes for each such share of common stock on an as-converted-to-common-stock-basis. If a change of control of the Company occurs, we must give the holders of the Series B Notes the right to sell their Series B Notes to us at 101% of their face amount, plus accrued and unpaid interest to the repurchase date.

The Series B Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to:

•	pay dividends or make certain other restricted payments or investments;

•	incur additional indebtedness and issue disqualified stock or subsidiary preferred stock;

•	create liens on assets;

•	sell assets;

•	merge, consolidate, or sell all or substantially all of our or the guarantors’ assets;

•	enter into certain transactions with affiliates; and

•	create restrictions on dividends or other payments by our restricted subsidiaries.

These covenants are subject to important exceptions and qualifications.

The Series B Notes will be initially guaranteed by all of our domestic subsidiaries that guarantee obligations under the Bank Group Credit Agreement. If any of our existing or future domestic subsidiaries guarantees any indebtedness valued in excess of $5.0 million, then such subsidiary will also guarantee our indebtedness under the Series B Notes. In the event of a sale of all or substantially all of the capital stock or assets of any guarantor, the guarantee of such guarantor will be released. The Series B Notes and the guarantees of the Series B Notes will be our and the guarantors’ senior secured obligations. The Series B Notes and related guarantees will be secured by junior priority liens on substantially the same collateral securing the Bank Group Credit Agreement (other than any leasehold interests and equity interests of subsidiaries to the extent such pledge of equity interests would require increased financial statement reporting obligations pursuant to Rule 3-16 of Regulation S-X). As of December 31, 2010, the common stock of our largest operating companies, such as YRC Inc., USF Holland Inc., New Penn Motor Express, Inc. and USF Reddaway Inc., would be excluded as collateral under these kick-out provisions.

Registration Rights Agreements

On July 22, 2011, we and the guarantor subsidiaries entered into registration rights agreements with those holders of our Series A Notes, Series B Notes and Series B Preferred Stock who may be deemed to be our affiliates upon the closing of the exchange offer. Pursuant to the registration rights agreements, we have agreed to prepare and file with the SEC a registration statement covering the resale of such Series A Notes and Series B Notes, as applicable, and the shares of our common stock such securities are convertible into, as well as the shares of our common stock underlying the Series B Preferred Stock, on or prior to the “filing deadline.” The “filing deadline” for each of the initial registration statements is the fifth business day following the date of the consummation of the Charter Amendment Merger. We use our commercially reasonable efforts to cause each such registration statement to be declared effective by the SEC as soon as practicable, but no later than the “effectiveness deadline.” The “effectiveness deadline” for each initial registration statement is sixty (60) days after the filing deadline; subject to certain exceptions.

In the case of the registration statement for the Series A Notes and the registration statement for the Series B Notes, if (i) such registration statement is not filed with the SEC on or prior to its filing deadline, (ii) such registration statement is not declared effective on or prior to its effectiveness deadline, or (iii) after such registration statement has been declared effective, we fail to keep the registration statement effective or the prospectus forming a part of such registration statement is not usable for more than an aggregate of 30 trading days (which need not be consecutive) (other than during a grace period) or (iv) a grace period exceeds the length of an allowable grace period (each of the events described in clauses (i) through (iv), an “event”) then, in each case, we will be required to pay as partial liquidated damages to such holders of Series A Notes or Series B Notes, as applicable, an amount equal to 0.25% of the aggregate principal amount of such holders’ Series A Notes or Series B Notes, as applicable, for the first 30 days from the date of the event until the event is cured (which rate will be increased by an additional 0.25% per annum for each subsequent 30-day period that liquidated damages continue to accrue, provided that the rate at which such liquidated damages accrue may in no event exceed 2.00% per annum). All liquidated damages will be paid on the same day that interest is payable on the Series A Notes or Series B Notes, as applicable, and will be paid-in-kind in Series A Notes or Series B Notes, as applicable.

6% Notes

The 6% Notes indenture provides that the maximum number of shares of our common stock that can be issued in respect of the 6% Notes upon conversion or with respect to the payment of interest or in connection with the make whole premium or otherwise shall be limited to 8,075,200 shares of common stock for $70 million in aggregate principal amount of the 6% Notes, subject to certain adjustments. If the limit is reached, no holder is entitled to any other consideration on account of shares not issued. This limitation terminates if the holders of our common stock approve the termination of this limitation. As of August 8, 2011, a maximum of 5,284,781 shares of the Company’s common stock would be available for future issuances in respect of the 6% Notes. Such limitation on the number of shares of common stock issuable in respect of the 6% Notes applies on a pro rata basis to the approximately $69.4 million in aggregate principal amount of outstanding 6% Notes.

Series A Notes

As of August 8, 2011, there is outstanding $140.0 million in aggregate principal amount of Series A Notes. The Series A Notes are not currently convertible into our common stock.

Series B Notes

As of August 8, 2011, there is outstanding $100.0 million in aggregate principal amount of Series B Notes. The Series B Notes are not currently convertible into our common stock.

Risks and Uncertainties Regarding Future Liquidity

To continue to have sufficient liquidity to meet our cash flow requirements after the closing of the restructuring, including paying cash interest and letter of credit fees, making contributions to multiemployer pension funds and funding capital expenditures:

•	our operating results, pricing and shipping volumes must continue to improve;

•	we must continue to have access to our credit facilities;

•	the cost savings under our labor agreements, including wage reductions and savings due to work rule changes, must continue;

•	we must complete real estate sale transactions currently under contract as anticipated; and

•	we must continue to implement and realize substantial cost savings measures to match our costs with business levels and to continue to become more efficient.

Some or all of these factors are beyond our control and as such we anticipate that we will continue to face risks and uncertainties regarding liquidity.

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

Notwithstanding the restructuring, our balance sheet remains significantly leveraged, a significant portion of our debt would mature prior to or during 2015 and we will continue to face potentially significant future funding obligations for our single and multiemployer pension plans. After giving effect to the restructuring as of July 22, 2011, we have approximately $1.4 billion in aggregate principal amount of outstanding indebtedness. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We also have, and will continue to have, significant operating lease obligations. As of June 30, 2011, our minimum rental expense under operating leases for the remainder of 2011 and full year 2012 was $28.7 million and $43.4 million, respectively. As of June 30, 2011, our operating lease obligations totaled $148.5 million. While we expect that cash generated from operations, together with the proceeds of the ABL facility and the Series B Notes, will be sufficient to allow us to fund our operations, to increase working capital as necessary to support our strategy and to fund planned expenditures for the foreseeable future, we cannot give assurances that we will not face challenges in our liquidity and financial condition in the future.

4.	Debt and Financing

Total debt consisted of the following:

(in millions)	June 30, 2011	December 31, 2010
Revolving credit facility (capacity $700.1 and $713.7)	$173.6	$142.9
Term loan (par value of $251.6 and $257.1)	252.1	257.8
ABS borrowings, secured by accounts receivable (capacity $325.0, borrowing base $238.4 and $189.3)	164.2	122.8
6% convertible senior notes ($69.4 par value)	57.5	56.1
Pension contribution deferral obligations	146.6	139.1
Lease financing obligations	331.2	338.4
5.0% and 3.375% contingent convertible senior notes (stated at par value)	1.9	1.9
Deferred interest and fees	170.5	—
Other	1.2	1.1

Total debt	$1,298.8	$1,060.1

Current maturities of 5.0% and 3.375% contingent convertible senior notes and other	(3.0)	(2.9)
Current maturities of lease financing obligations	(5.0)	(4.4)
Current maturities of pension contribution deferral obligations	—	(92.7)
ABS borrowings	—	(122.8)

Long-term debt	$1,290.8	$837.3

Classification

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, we failed to satisfy the Pension Fund Condition (as defined in the Credit Agreement) by March 10, 2011 and therefore triggered a Milestone Failure (as defined in the Credit Agreement) and, as a result, the Required Lenders (at least 51% of exposure as defined in the Credit Agreement) had the right, to declare an event of default under the Credit Agreement. Accordingly, we classified our debt under the Credit Agreement as current maturities of long-term debt in our Form 10-Q for the period ended March 31, 2011. We also classified the 6% Notes and the pension contribution deferral obligations as current maturities of long-term debt in our Form 10-Q for the period ended March 31, 2011, due to cross-default provisions within the respective lending agreements.

As part of the restructuring that closed on July 22, 2011 the lenders under the Credit Agreement waived the existence of the Milestone Failure and agreed that the Milestone Failure shall not provide any basis for a Milestone Default (as defined in the Credit Agreement).

The restructuring refinanced the claims held by our lenders under the Credit Agreement, which included deferred interest and fees, with debt obligations maturing March 31, 2015, and the issuance of Series B Preferred Stock.

The restructuring included the amendment and restatement of the Contribution Deferral Agreement, which converted accrued interest to principal and extended the maturity date to March 31, 2015 for our pension contribution deferral obligations, with no principal amortization.

Accordingly, we have classified our debt and deferred interest and fees under the Credit Agreement and our pension contribution deferral obligations as long-term debt at June 30, 2011. We have also classified our 6% Notes due 2014 as long-term debt at June 30, 2011.

On July 22, 2011, we refinanced our ABS facility with an ABL facility and extended the maturity from October 2011 to September 2014. Accordingly, we have classified our debt under the ABS facility as of June 30, 2011 as long-term debt.

Interest and Fee Deferrals

The following table presents accrued interest and fees that had been deferred under the terms of the Credit Agreement, ABS facility and Contribution Deferral Agreement as of June 30, 2011:

(in millions)	June 30, 2011	December 31, 2010
Interest deferrals
Credit Agreement	$134.3	$96.3
ABS facility	10.8	2.7
Pension contribution deferral agreement	4.5	9.1
Amendment and commitment fee deferrals
Credit Agreement	31.8	31.8
ABS facility	15.0	15.0

Total interest and fee deferrals	$196.4	$154.9

As part of the restructuring that closed on July 22, 2011, the $166.1 million of deferred interest and amendment fees related to the Credit Agreement were exchanged for Series B Preferred Stock and Series A Notes, the $25.8 million of deferred interest and amendment and commitment fees related to the ABS facility were waived, and the $4.5 million of deferred interest related to the pension Contribution Deferral Agreement was capitalized into the outstanding aggregate principal amount.

Fair Value Measurement

The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	June 30, 2011		December 31, 2010
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Agreement and ABS Facility borrowings	$589.9	$612.6	$523.5	$396.8
Notes and other obligations	207.2	75.1	198.2	116.6
Lease financing obligations	331.2	331.2	338.4	338.4
Deferred interest and fees	170.5	170.5	—	—

Total debt	$1,298.8	$1,189.4	$1,060.1	$851.8

The fair values of our outstanding debt were estimated based on observable prices (level two inputs for fair value measurements), where available, or using the quarter end conversion price for convertible notes (level three inputs for fair value measurements). The carrying amount of the lease financing obligations approximates fair value.

5.	Other Assets

The primary components of other assets are as follows:

(in millions)	June 30, 2011	December 31, 2010
Equity method investments:
JHJ International Transportation Co., Ltd.	$50.4	$51.4
Deferred debt costs	46.7	61.9
Other	20.9	21.5

Total	$118.0	$134.8

During the six months ended June 30, 2011 and 2010, we received dividends in the amount of $2.3 million and $1.9 million, respectively, from our China joint venture, JHJ International Transportation Co., Ltd.

6.	Employee Benefits

Components of Net Periodic Pension and Other Postretirement Cost

The following table sets forth the components of our company-sponsored pension costs for the three and six months ended June 30:

	Three Months		Six Months
(in millions)	2011	2010	2011	2010
Service cost	$0.9	$0.9	$1.8	$1.8
Interest cost	15.3	15.0	30.6	30.1
Expected return on plan assets	(10.7)	(13.1)	(21.5)	(26.2)
Amortization of net loss	2.4	1.6	4.8	3.1

Net periodic pension cost	$7.9	$4.4	$15.7	$8.8
Settlement cost	—	0.1	—	0.1

Total periodic pension cost	$7.9	$4.5	$15.7	$8.9

We expect to contribute $30.2 million to our company-sponsored pension plans in 2011 of which $8.6 million has been paid during the six months ended June 30, 2011.

Pursuant to the 2010 MOU, we agreed to resume making union pension contributions related to the periods beginning June 1, 2011. We expect to contribute approximately $42.0 million to these funds during 2011.

7.	Income Taxes

Effective Tax Rate

Our effective tax rates for the three and six months ended June 30, 2011 were 5.7% and 4.7%, respectively, compared to 17.7% and 2.1%, respectively for the three and six months ended June 30, 2010. Significant items impacting the 2011 rate include a state tax benefit, certain permanent items and an increase in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2011. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset.

Tax Payments

Taxes paid in the three months ended June 30, 2011 included a $9.4 million reimbursement to the Internal Revenue Service (“IRS”) of an excess refund received during the first quarter of 2010 from the carry-back of the 2009 Net Operating Loss. Interest of $0.5 million on the excess refund was also paid to the IRS during the three months ended June 30, 2011.

8.	Shareholders’ Deficit

The following reflects the activity in the shares of our common stock for the six months ended June 30:

(in thousands)	2011
Beginning balance	47,684
Shares forfeited under share-based compensation arrangements	(24)
Interest paid in stock for the 6% Notes	219

Ending balance	47,879

9.	Earnings (Loss) Per Share

Dilutive securities, consisting of options to purchase our common stock or rights to receive common stock in the future, are included in our calculation of diluted weighted average common shares and totaled 41,000 for the three months ended June 30, 2010. Given our net loss position for the six months ended June 30, 2010 and for the three and six months ended June 30, 2011 there were no dilutive securities for these periods.

Antidilutive options and share units were 11,186,700 for the three and six months ended June 30, 2011 and 10,820,000 and 10,861,000 for the three and six months ended June 30, 2010, respectively. Antidilutive 6% convertible senior note conversion shares, including the make whole premium, were convertible into 5,284,781 and 5,884,000 common shares on June 30, 2011 and 2010, respectively.

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

Beginning in 2011, all restructuring professional fees are included in our Corporate segment. Such costs are included in our Corporate segment as they primarily relate to our financial restructuring and other financing or capital structure actions, and not the operations of our strategic business units. We have recast segment operating income (loss) for prior periods to conform to the current year measure of segment performance. Operating loss for our Corporate segment was increased by $9.3 million and $21.5 million for the three and six months ended June 30, 2010, for the aggregate of restructuring professional fees previously reported in our other segments. Operating income for our National Transportation and Regional Transportation segments were increased by $7.3 million and $1.9 million, respectively, for the three months ended June 30, 2010 for professional fees previously reported in these segments. Operating loss for our Truckload segment was reduced by $0.1 million for the three months ended June 30, 2010 for professional fees previously reported in this segment. Operating loss for our National Transportation, Regional Transportation, and Truckload segments were reduced by $16.9 million, $4.4 million, and $0.2 million, respectively, for the six months ended June 30, 2010 for professional fees previously reported in these segments.

The following table summarizes our operations by business segment:

(in millions)	National Transportation	Regional Transportation	Truckload	Corporate/ Eliminations	Consolidated
As of June 30, 2011
Identifiable assets	$1,582.0	$882.1	$44.4	$80.9	$2,589.4

As of December 31, 2010
Identifiable assets	1,612.3	864.3	49.8	66.5	2,592.9

Three months ended June 30, 2011
External revenue	826.9	401.3	22.3	6.7	1,257.2
Intersegment revenue	—	0.4	3.2	(3.6)	—
Operating income (loss)	7.0	14.7	(3.7)	(23.2)	(5.2)

Three months ended June 30, 2010
External revenue	741.6	351.3	19.1	7.1	1,119.1
Intersegment revenue	—	0.2	9.2	(9.4)	—
Operating income (loss)	40.4	24.3	(1.9)	(14.5)	48.3
Equity investment impairment	—	—	—	12.3	12.3

Six months ended June 30, 2011
External revenue	1,557.0	767.0	44.1	12.0	2,380.1
Intersegment revenue	—	0.8	6.6	(7.4)	—
Operating income (loss)	(44.3)	13.6	(7.6)	(34.8)	(73.1)

Six months ended June 30, 2010
External revenue	1,404.7	660.3	36.7	4.5	2,106.2
Intersegment revenue	—	0.3	18.4	(18.7)	—
Operating income (loss)	(135.1)	(12.9)	(4.8)	(32.1)	(184.9)
Equity investment impairment	—	—	—	12.3	12.3

11.	Comprehensive Loss

Comprehensive loss for the three and six months ended June 30 follows:

	Three Months		Six Months
(in millions)	2011	2010	2011	2010
Net loss attributable to YRC Worldwide Inc.	$(42.1)	$(9.5)	$(143.9)	$(283.6)
Other comprehensive income (loss) attributable to YRC Worldwide Inc., net of tax:
Pension:
Amortization of net losses to net income (loss)	1.5	1.0	3.0	1.9
Deferred tax rate adjustment	—	—	—	(1.1)
Changes in foreign currency translation adjustments	(0.2)	(7.4)	1.9	(5.6)

Other comprehensive income (loss) attributable to YRC Worldwide Inc.	1.3	(6.4)	4.9	(4.8)

Comprehensive loss attributable to YRC Worldwide Inc.	$(40.8)	$(15.9)	$(139.0)	$(288.4)

For the three and six months ended June 30, 2011 and the three and six months ended June 31, 2010, other comprehensive loss for our minority interest was immaterial.

12.	Discontinued Operations

YRC Logistics was historically reported as a separate segment in our consolidated financial statements. As a result of the sale of the majority of YRC Logistics and the closure of the pooled distribution business line in 2010, we have presented the related financial results of YRC Logistics as discontinued operations in all periods presented herein.

Shared services and corporate costs previously allocated to this segment, totaled $2.5 million and $6.6 million for the three and six months ended June 30, 2010, respectively, and are included in continuing operations in our ‘Corporate and other’ segment.

The financial results included in discontinued operations for the three and six months ended June 30, 2010 are as follows:

(in millions)	Three months	Six months
Revenue	$76.3	$152.4

Operating loss	(11.6)	(15.2)

Loss from operations before income taxes benefit	(11.9)	(16.0)
Income tax benefit	(0.6)	(0.6)

Net loss from discontinued operations	$(11.3)	$(15.4)

13.	Commitments and Contingencies

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

In general, the complaints allege that the defendants breached their fiduciary duties under ERISA by providing participants Company common stock as part of their matching contributions and by not removing the stock fund as an investment option in the plans in light of the Company’s financial condition. Although some Company matching contributions were made in Company common stock, participants were not permitted to invest their own contributions in the Company stock fund. The complaints allege that the defendants failed to prudently and loyally manage the plans and assets of the plans; imprudently invested in Company common stock; failed to monitor fiduciaries and provide them with accurate information; breached the duty to properly appoint, monitor, and inform the Benefits Administrative Committee; misrepresented and failed to disclose adverse financial information; breached the duty to avoid conflict of interest; and are subject to co-fiduciary liability. Each of the complaints seeks, among other things, an order compelling defendants to make good to the plan all losses resulting from the alleged breaches of fiduciary duty, attorneys’ fees, and other injunctive and equitable relief. Based on the four separate complaints previously filed, the Company believes the allegations are without merit.

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

An agreement in principle has been reached with plaintiffs’ counsel to settle this litigation. The agreed to settlement will be paid entirely by our insurer. The parties are working together to prepare the settlement agreement and the initial papers for filing with the Court. Because the case was certified as a class action, the Court must approve the settlement after providing notice to members of the class and an opportunity to be object. However, because this is a “mandatory class,” class members cannot “opt out” of the settlement. We have every reason to believe the Court will approve the settlement. If approved, the settlement will be binding on all class members and will provide a complete release of claims as to all of the named defendants. The named defendants and their immediate family members are excluded from the class and will not share in the settlement.

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

On December 17, 2010, the U.S. District Court for the Western District of Arkansas dismissed the complaint. ABF appealed the dismissal on January 18, 2011 to the U.S. Court of Appeals for the 8th Circuit. The Court of Appeals heard oral arguments on April 12, 2011. On July 6, 2011, the Court of Appeals vacated the U.S. District Court’s dismissal of the litigation on jurisdictional grounds and remanded the case back to the U.S. District Court for further proceedings. The ultimate outcome of this case is not determinable. Therefore, we have not recorded any liability for this matter.

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

14.	Related Party Transactions

Subsequent to June 30, 2011, we have the following related party transactions:

On July 22, 2011, Harry Wilson was elected as a director of the Company. Mr. Wilson is Chairman and Chief Executive Officer of MAEVA Advisors, LLC (“MAEVA”) which provided certain financial advisory services in connection with the Restructuring to the Joint Management and Labor Committee of the Company (the “JMLC”) pursuant to a letter agreement dated January 19, 2011 between the JMLC and MAEVA. The letter agreement was terminated effective immediately following the closing of the restructuring except for the provisions that the Company’s board of directors will consider and vote on an additional fee proposal from MAEVA for services provided to the JMLC in connection with the Restructuring and the indemnification of MAEVA against losses in connection with the services provided by MAEVA under the letter agreement. During the term of the engagement, the Company paid approximately $4.1 million to MAEVA, including a $3.0 million success fee at the closing of the restructuring, plus reimbursement for reasonable and actual expenses.

On July 22, 2011, the Company’s board of directors approved Jamie G. Pierson to serve as interim chief financial officer of the Company, beginning on the day following the date on which the Company files its Form 10-Q for the second quarter of 2011 (which is expected to be on or prior to August 9, 2011). Mr. Pierson has been working with the Company since early 2009 and has been instrumental in the Company’s Restructuring. It is anticipated that Mr. Pierson will be interim chief financial officer until the board of directors and Mr. Welch, the newly appointed chief executive officer, find a permanent replacement.

In connection with the appointment, the Company entered into a letter agreement (the “Letter Agreement”) with Alvarez & Marsal North America, LLC (“A&M”) that replaced a February 2011 letter agreement between the Company and A&M. During 2011, the Company paid A&M approximately $3.7 million for the services of Mr. Pierson and the other personnel pursuant to the February 2011 letter agreement. Pursuant to the Letter Agreement, Mr. Pierson will serve as interim chief financial officer and additional A&M engagement personnel will provide services as set forth in the Letter Agreement. Mr. Pierson and the other engagement personnel agreed to, among other things, assist our chief executive officer in performing a financial review of the Company, develop additional business plans and alternatives for maximizing the enterprise value of the Company, and identify and implement possible cost reduction and operations improvement opportunities. Mr. Pierson and the other engagement personnel will report directly to the Company’s board of directors and the chief executive officer, or such other officers as directed by the board of directors.

The Company agreed to pay A&M between $225.00 to $775.00 per hour with respect to the services provided by Mr. Pierson and the other engagement personnel. The Company will pay A&M $650.00 per hour for Mr. Pierson’s services. Mr. Pierson and the other engagement personnel are independently compensated pursuant to arrangements with A&M, over which the Company has no control, and they will not receive any compensation directly from the Company or participate in any of the Company’s employee benefits. In addition, the Company agreed to pay A&M for reasonable out-of-pocket expenses. The Letter Agreement may be terminated by either party by giving 15 days written notice.

15.	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be applied retrospectively. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Based on the Company’s evaluation of this ASU, the adoption of this amendment will only impact the presentation of comprehensive income on the Company’s consolidated condensed financial statements.

In May 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement, resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments to this ASU are to be applied prospectively. ASU No. 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Based on the Company’s evaluation of this ASU, the adoption of this amendment will not have a material impact on the Company’s consolidated condensed financial statements.

16.	Guarantees of the 5.0% and 3.375% Net Share Settled Contingent Convertible Senior Notes Due 2023

In August 2003, YRC Worldwide issued 5.0% contingent convertible senior notes due 2023. In November 2003, we issued 3.375% contingent convertible senior notes due 2023. In December 2004, we completed exchange offers pursuant to which holders of the contingent convertible senior notes could exchange their notes for an equal amount of net share settled contingent convertible senior notes. Substantially all notes were exchanged as part of the exchange offers. In connection with the net share settled contingent convertible senior notes, the following 100% owned subsidiaries of YRC Worldwide have issued guarantees in favor of the holders of the net share settled contingent convertible senior notes: YRC Inc., YRC Enterprise Services, Inc., Roadway LLC and Roadway Next Day Corporation. Each of the guarantees is full and unconditional and joint and several. Effective August 4, 2010, Globe.com Lines, Inc. was released as a guarantor in connection with its merger with and into its parent YRC Logistics Global, LLC. Effective August 13, 2010 YRC Logistics, Inc. and YRC Logistics Global, LLC were released as guarantors in connection with the sale of YRC Logistics.

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

The following represents condensed consolidating financial information as of June 30, 2011 and December 31, 2010 with respect to the financial position and for the three and six months ended June 30, 2011 and 2010 for results of operations and for the six months ended June 30, 2011 and 2010 for the statements of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the contingent convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS facility.

Condensed Consolidating Balance Sheets June 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$121	$9	$26	$—	$156
Intercompany advances receivable	—	(40)	40	—	—
Accounts receivable, net	10	(5)	537	(1)	541
Prepaid expenses and other	(4)	162	32	—	190

Total current assets	127	126	635	(1)	887
Property and equipment	—	2,216	955	—	3,171
Less – accumulated depreciation	—	(1,333)	(384)	—	(1,717)

Net property and equipment	—	883	571	—	1,454
Investment in subsidiaries	2,372	(9)	119	(2,482)	—
Receivable from affiliate	(660)	542	118	—	—
Intangibles and other assets	313	183	102	(350)	248

Total assets	$2,152	$1,725	$1,545	$(2,833)	$2,589

Intercompany advances payable	$162	$247	$(209)	$(200)	$—
Accounts payable	27	71	60	(1)	157
Wages, vacations and employees’ benefits	24	133	66	—	223
Other current and accrued liabilities	119	125	74	—	318
Current maturities of long-term debt	7	—	1	—	8

Total current liabilities	339	576	(8)	(201)	706
Payable to affiliate	—	—	150	(150)	—
Long-term debt, less current portion	1,127	—	164	—	1,291
Deferred income taxes, net	142	(126)	88	—	104
Pension and postretirement	450	—	—	—	450
Claims and other liabilities	361	6	—	—	367
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(267)	1,269	1,154	(2,482)	(326)
Non-controlling interest	—	—	(3)	—	(3)

Total shareholders’ equity (deficit)	(267)	1,269	1,151	(2,482)	(329)

Total liabilities and shareholders’ equity (deficit)	$2,152	$1,725	$1,545	$(2,833)	$2,589

December 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$120	$9	$14	$—	$143
Intercompany advances receivable	—	(31)	31	—	—
Accounts receivable, net	9	(5)	438	—	442
Prepaid expenses and other	(46)	190	39	—	183

Total current assets	83	163	522	—	768
Property and equipment	—	2,290	948	—	3,238
Less – accumulated depreciation	—	(1,331)	(356)	—	(1,687)

Net property and equipment	—	959	592	—	1,551
Investment in subsidiaries	2,226	(13)	174	(2,387)	—
Receivable from affiliate	(549)	503	46	—	—
Intangibles and other assets	327	185	112	(350)	274

Total assets	$2,087	$1,797	$1,446	$(2,737)	$2,593

Intercompany advances payable	$121	$298	$(219)	$(200)	$—
Accounts payable	20	75	52	—	147
Wages, vacations and employees’ benefits	25	120	51	—	196
Other current and accrued liabilities	259	126	68	—	453
Current maturities of long-term debt	99	—	124	—	223

Total current liabilities	524	619	76	(200)	1,019
Payable to affiliate	—	—	150	(150)	—
Long-term debt, less current portion	837	—	—	—	837
Deferred income taxes, net	75	(53)	97	—	119
Pension and postretirement	448	—	—	—	448
Claims and other liabilities	354	6	—	—	360
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(151)	1,225	1,125	(2,387)	(188)
Non-controlling interest	—	—	(2)	—	(2)

Total Shareholders’ equity (deficit)	(151)	1,225	1,123	(2,387)	(190)

Total liabilities and shareholders’ equity (deficit)	$2,087	$1,797	$1,446	$(2,737)	$2,593

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$784	$476	$(3)	$1,257

Operating expenses:
Salaries, wages and employees’ benefits	2	446	257	—	705
Operating expenses and supplies	15	164	128	—	307
Purchased transportation	—	106	37	(3)	140
Depreciation and amortization	—	29	18	1	48
Other operating expenses	5	40	24	—	69
(Gains) losses on property disposals, net	—	(6)	(1)	—	(7)

Total operating expenses	22	779	463	(2)	1,262

Operating income (loss)	(22)	5	13	(1)	(5)

Nonoperating (income) expenses:
Interest expense	33	1	6	—	40
Other, net	74	(26)	(47)	(1)	—

Nonoperating (income) expenses, net	107	(25)	(41)	(1)	40

Income (loss) from continuing operations before income taxes	(129)	30	54	—	(45)
Income tax provision (benefit)	(2)	—	—	—	(2)

Net income (loss)	(127)	30	54	—	(43)
Less: Net loss attributable to non-controlling interest	—	—	(1)	—	(1)

Net income (loss) attributable to YRC Worldwide Inc.	$(127)	$30	$53	$—	$(42)

For the three months ended June 30, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$702	$428	$(11)	$1,119

Operating expenses:
Salaries, wages and employees’ benefits	3	366	232	—	601
Operating expenses and supplies	(4)	148	100	—	244
Purchased transportation	—	99	33	(11)	121
Depreciation and amortization	—	31	19	—	50
Other operating expenses	1	35	21	—	57
(Gains) losses on property disposals, net	—	(3)	1	—	(2)
Impairment charges	—	—	—	—	—

Total operating expenses	—	676	406	(11)	1,071

Operating income (loss)	—	26	22	—	48

Nonoperating (income) expenses:
Interest expense	32	—	9	—	41
Equity investment impairment	—	—	12	—	12
Other, net	43	(18)	(31)	—	(6)

Nonoperating (income) expenses, net	75	(18)	(10)	—	47

Income (loss) from continuing operations before income taxes	(75)	44	32	—	1
Income tax provision (benefit)	1	(1)	—	—	—

Net income (loss) from continuing operations	(76)	45	32	—	1
Net income (loss) from discontinued operations, net of tax	—	2	(14)	—	(12)

Net income (loss)	(76)	47	18	—	(11)
Less: Net loss attributable to non-controlling interest	—	—	(1)	—	(1)

Net income (loss) attributable to YRC Worldwide Inc.	$(76)	$47	$19	$—	$(10)

For the six months ended June 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,475	$912	$(7)	$2,380

Operating expenses:
Salaries, wages and employees’ benefits	2	876	507	—	1,385
Operating expenses and supplies	21	316	247	—	584
Purchased transportation	—	197	70	(7)	260
Depreciation and amortization	—	59	37	1	97
Other operating expenses	7	80	50	—	137
(Gains) losses on property disposals, net	—	(6)	(4)	—	(10)

Total operating expenses	30	1,522	907	(6)	2,453

Operating income (loss)	(30)	(47)	5	(1)	(73)

Nonoperating (income) expenses:
Interest expense	65	1	13	—	79
Other, net	142	(51)	(90)	(1)	—

Nonoperating (income) expenses, net	207	(50)	(77)	(1)	79

Income (loss) from continuing operations before income taxes	(237)	3	82	—	(152)
Income tax provision (benefit)	(7)	—	—	—	(7)

Net loss	(230)	3	82	—	(145)
Less: Net loss attributable to non-controlling interest	—	—	(1)	—	(1)

Net income (loss) attributable to YRC Worldwide Inc.	$(230)	$3	$83	$—	$(144)

For the six months ended June 30, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,329	$800	$(23)	$2,106

Operating expenses:
Salaries, wages and employees’ benefits	8	872	482	—	1,362
Operating expenses and supplies	(8)	286	203	—	481
Purchased transportation	—	182	56	(23)	215
Depreciation and amortization	—	62	39	—	101
Other operating expenses	2	81	37	—	120
(Gains) losses on property disposals, net	—	1	6	—	7
Impairment charges	—	—	5	—	5

Total operating expenses	2	1,484	828	(23)	2,291

Operating income (loss)	(2)	(155)	(28)	—	(185)

Nonoperating (income) expenses:
Interest expense	64	1	17	—	82
Equity investment impairment	—	—	12	—	12
Other, net	81	(27)	(58)	—	(4)

Nonoperating (income) expenses, net	145	(26)	(29)	—	90

Income (loss) from continuing operations before income taxes	(147)	(129)	1	—	(275)
Income tax provision (benefit)	(5)	(1)	—	—	(6)

Net income (loss) from continuing operations	(142)	(128)	1	—	(269)
Net income (loss) from discontinued operations, net of tax	—	4	(20)	—	(16)

Net loss	(142)	(124)	(19)	—	(285)
Less: Net loss attributable to non-controlling interest	—	—	(1)	—	(1)

Net income (loss) attributable to YRC Worldwide Inc.	$(142)	$(124)	$(18)	$—	$(284)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(164)	$12	$91	$—	$(61)

Investing activities:
Acquisition of property and equipment	—	(5)	(18)	—	(23)
Proceeds from disposal of property and equipment	—	14	12	—	26
Other	2	—	1	—	3

Net cash provided by (used in) investing activities	2	9	(5)	—	6

Financing activities:
Asset backed securitization borrowings, net	—	—	41	—	41
Borrowing of long-term debt, net	31	—	1	—	32
Debt issuance costs	(5)	—	—	—	(5)
Intercompany advances / repayments	137	(21)	(116)	—	—

Net cash provided by (used in) financing activities	163	(21)	(74)	—	68

Net increase in cash and cash equivalents	1	—	12	—	13
Cash and cash equivalents, beginning of period	120	9	14	—	143

Cash and cash equivalents, end of period	$121	$9	$26	$—	$156

For the six months ended June 30, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(16)	$(66)	$67	$—	$(15)

Investing activities:
Acquisition of property and equipment	—	(5)	(6)	—	(11)
Proceeds from disposal of property and equipment	—	32	4	—	36
Other	2	—	3	—	5

Net cash provided by investing activities	2	27	1	—	30

Financing activities:
Asset backed securitization borrowings, net	—	—	1	—	1
Borrowing of long-term debt, net	92	(6)	(45)	—	41
Debt issuance costs	(9)	—	(1)	—	(10)
Equity issuance costs	(17)	—	—	—	(17)
Equity issuance proceeds	16	—	—	—	16
Intercompany advances / repayments	(22)	42	(20)	—	—

Net cash provided by (used in) financing activities	60	36	(65)	—	31

Net increase (decrease) in cash and cash equivalents	46	(3)	3	—	46
Cash and cash equivalents, beginning of period	69	9	20	—	98

Cash and cash equivalents, end of period	$115	$6	$23	$—	$144

17.	Guarantees of the 6% Convertible Senior Notes Due 2014

On February 23, 2010, and August 3, 2010, we issued $70 million in aggregate principal amount of our new 6% convertible senior notes due 2014 (the “6% notes”). In connection with the 6% notes, the following 100% owned subsidiaries of YRC Worldwide have issued guarantees in favor of the holders of the notes: YRC Inc., YRC Enterprise Services, Inc., Roadway LLC, Roadway Next Day Corporation, YRC Regional Transportation, Inc., USF Sales Corporation, USF Holland Inc., USF Reddaway Inc., USF Glen Moore Inc., YRC Logistics Services, Inc. and IMUA Handling Corporation. Each of the guarantees is full and unconditional and joint and several. Effective August 4, 2010, Globe.com Lines, Inc. was released as a guarantor in connection with its merger with and into its parent YRC Logistics Global, LLC. Effective August 13, 2010, YRC Logistics, Inc. and YRC Logistics Global, LLC were released as guarantors in connection with the sale of YRC Logistics.

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

The following represents condensed consolidating financial information as of June 30, 2011 and December 31, 2010, with respect to the financial position and for the three and six months ended June 30, 2011 and 2010, for results of operations and for the six months ended June 30, 2011 and 2010 for the statement of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the 6% notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the 6% notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS facility.

Condensed Consolidating Balance Sheets

June 30, 2011 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$121	$11	$24	$—	$156
Intercompany advances receivable, net	—	(46)	46	—	—
Accounts receivable, net	10	(4)	535	—	541
Prepaid expenses and other	(4)	204	(10)	—	190

Total current assets	127	165	595	—	887
Property and equipment	—	2,980	191	—	3,171
Less – accumulated depreciation	—	(1,620)	(97)	—	(1,717)

Net property and equipment	—	1,360	94	—	1,454
Investment in subsidiaries	2,372	125	(15)	(2,482)	—
Receivable from affiliate	(660)	938	(278)	—	—
Intangibles and other assets	313	223	62	(350)	248

Total assets	$2,152	$2,811	$458	$(2,832)	$2,589

Intercompany advances payable	$162	$192	$(154)	$(200)	$—
Accounts payable	27	95	35	—	157
Wages, vacations and employees’ benefits	24	185	14	—	223
Other current and accrued liabilities	119	179	20	—	318
Current maturities of long-term debt	7	—	1	—	8

Total current liabilities	339	651	(84)	(200)	706
Payable to affiliate	—	—	150	(150)	—
Long-term debt, less current portion	1,127	—	164	—	1,291
Deferred income taxes, net	142	(48)	10	—	104
Pension and postretirement	450	—	—	—	450
Claims and other liabilities	361	6	—	—	367
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(267)	2,202	221	(2,482)	(326)
Non-controlling interest	—	—	(3)	—	(3)

Total shareholders’ equity (deficit)	(267)	2,202	218	(2,482)	(329)

Total liabilities and shareholders’ equity (deficit)	$2,152	$2,811	$458	$(2,832)	$2,589

December 31, 2010 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$120	$10	$13	$—	$143
Intercompany advances receivable, net	—	(38)	38	—	—
Accounts receivable, net	9	2	431	—	442
Prepaid expenses and other	(46)	240	(11)	—	183

Total current assets	83	214	471	—	768
Property and equipment	—	3,050	188	—	3,238
Less – accumulated depreciation	—	(1,596)	(91)	—	(1,687)

Net property and equipment	—	1,454	97	—	1,551
Investment in subsidiaries	2,226	130	31	(2,387)	—
Receivable from affiliate	(549)	840	(291)	—	—
Intangibles and other assets	327	230	67	(350)	274

Total assets	$2,087	$2,868	$375	$(2,737)	$2,593

Intercompany advances payable	$121	$269	$(190)	$(200)	$—
Accounts payable	20	96	31	—	147
Wages, vacations and employees’ benefits	25	158	13	—	196
Other current and accrued liabilities	259	183	11	—	453
Current maturities of long-term debt	99	—	124	—	223

Total current liabilities	524	706	(11)	(200)	1,019
Payable to affiliate	—	—	150	(150)	—
Long-term debt, less current portion	837	—	—	—	837
Deferred income taxes, net	75	34	10	—	119
Pension and postretirement	448	—	—	—	448
Claims and other liabilities	354	6	—	—	360
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(151)	2,122	228	(2,387)	(188)
Non-controlling interest	—	—	(2)	—	(2)
Total shareholders’ equity (deficit)	(151)	2,122	226	(2,387)	(190)

Total liabilities and shareholders’ equity (deficit)	$2,087	$2,868	$375	$(2,737)	$2,593

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2011 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,143	$114	$—	$1,257

Operating expenses:
Salaries, wages and employees’ benefits	2	649	54	—	705
Operating expenses and supplies	15	268	24	—	307
Purchased transportation	—	118	22	—	140
Depreciation and amortization	—	44	4	—	48
Other operating expenses	5	60	4	—	69
Gains on property disposals, net	—	(7)	—	—	(7)

Total operating expenses	22	1,132	108	—	1,262

Operating income (loss)	(22)	11	6	—	(5)

Nonoperating (income) expenses:
Interest expense	33	1	6	—	40
Other, net	74	(50)	(24)	—	—

Nonoperating (income) expenses, net	107	(49)	(18)	—	40

Income (loss) from continuing operations before income taxes	(129)	60	24	—	(45)
Income tax provision (benefit)	(2)	—	—	—	(2)

Net income (loss)	(127)	60	24	—	(43)
Less: Net loss attributable to non-controlling interest	—	—	(1)	—	(1)

Net income (loss) attributable to YRC Worldwide Inc.	$(127)	$60	$23	$—	$(42)

For the three months ended June 30, 2010 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,016	$104	$(1)	$1,119

Operating expenses:
Salaries, wages and employees’ benefits	3	548	50	—	601
Operating expenses and supplies	(4)	228	20	—	244
Purchased transportation	—	102	20	(1)	121
Depreciation and amortization	—	46	4	—	50
Other operating expenses	1	53	3	—	57
Gains on property disposals, net	—	(2)	—	—	(2)

Total operating expenses	—	975	97	(1)	1,071

Operating income (loss)	—	41	7	—	48

Nonoperating (income) expenses:
Interest expense	33	—	8	—	41
Equity investment impairment	—	—	12	—	12
Other, net	43	(30)	(19)	—	(6)

Nonoperating (income) expenses, net	76	(30)	1	—	47

Income (loss) from continuing operations before income taxes	(76)	71	6	—	1
Income tax provision (benefit)	1	(1)	—	—	—

Net income (loss) from continuing operations	(77)	72	6	—	1
Net loss from discontinued operations, net of tax	—	(12)	—	—	(12)

Net income (loss)	(77)	60	6	—	(11)
Less: Net loss attributable to non-controlling interest	—	—	(1)	—	(1)

Net income (loss) attributable to YRC Worldwide Inc.	$(77)	$60	$7	$—	$(10)

For the six months ended June 30, 2011 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$2,165	$215	$—	$2,380

Operating expenses:
Salaries, wages and employees’ benefits	2	1,276	107	—	1,385
Operating expenses and supplies	21	516	47	—	584
Purchased transportation	—	219	41	—	260
Depreciation and amortization	—	89	8	—	97
Other operating expenses	7	122	8	—	137
Losses on property disposals, net	—	(10)	—	—	(10)

Total operating expenses	30	2,212	211	—	2,453

Operating income (loss)	(30)	(47)	4	—	(73)

Nonoperating (income) expenses:
Interest expense	65	2	12	—	79
Other, net	142	(97)	(45)	—	—

Nonoperating (income) expenses, net	207	(95)	(33)	—	79

Income (loss) from continuing operations before income taxes	(237)	48	37	—	(152)
Income tax provision (benefit)	(7)	—	—	—	(7)

Net loss	(230)	48	37	—	(145)
Less: Net loss attributable to non-controlling interest	—	—	(1)	—	(1)

Net income (loss) attributable to YRC Worldwide Inc.	$(230)	$48	$38	$—	$(144)

For the six months ended June 30, 2010 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,920	$190	$(4)	$2,106

Operating expenses:
Salaries, wages and employees’ benefits	8	1,249	105	—	1,362
Operating expenses and supplies	(8)	449	40	—	481
Purchased transportation	—	186	33	(4)	215
Depreciation and amortization	—	93	8	—	101
Other operating expenses	2	112	6	—	120
Losses on property disposals, net	—	5	2	—	7
Impairment charges	—	—	5	—	5

Total operating expenses	2	2,094	199	(4)	2,291

Operating income (loss)	(2)	(174)	(9)	—	(185)

Nonoperating (income) expenses:
Interest expense	65	2	15	—	82
Equity investment impairment	—	—	12	—	12
Other, net	81	(51)	(34)	—	(4)

Nonoperating (income) expenses, net	146	(49)	(7)	—	90

Income (loss) from continuing operations before income taxes	(148)	(125)	(2)	—	(275)
Income tax provision (benefit)	(5)	(1)	—	—	(6)

Net income (loss) from continuing operations	(143)	(124)	(2)	—	(269)
Net loss from discontinued operations, net of tax	—	(16)	—	—	(16)

Net loss	(143)	(140)	(2)	—	(285)
Less: Net loss attributable to non-controlling interest	—	—	(1)	—	(1)

Net income (loss) attributable to YRC Worldwide Inc.	$(143)	$(140)	$(1)	$—	$(284)

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2011 (in millions)	Primary Obligor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(164)	$154	$(51)	$—	$(61)

Investing activities:
Acquisition of property and equipment	—	(21)	(2)	—	(23)
Proceeds from disposal of property and equipment	—	26	—	—	26
Other	2	1	—	—	3

Net cash provided by (used in) investing activities	2	6	(2)	—	6

Financing activities:
Asset backed securitization borrowings, net	—	—	41	—	41
Borrowing of long-term debt, net	31	—	1	—	32
Debt issuance costs	(5)	—	—	—	(5)
Intercompany advances / repayments	137	(159)	22	—	—

Net cash provided by (used in) financing activities	163	(159)	64	—	68

Net increase in cash and cash equivalents	1	1	11	—	13
Cash and cash equivalents, beginning of Period	120	10	13	—	143

Cash and cash equivalents, end of period	$121	$11	$24	$—	$156

For the six months ended June 30, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(16)	$(18)	$19	$—	$(15)

Investing activities:
Acquisition of property and equipment	—	(8)	(3)	—	(11)
Proceeds from disposal of property and equipment	—	35	1	—	36
Other	2	—	3	—	5

Net cash provided by investing activities	2	27	1	—	30

Financing activities:
Asset backed securitization borrowings, net	—	—	1	—	1
Borrowing of long-term debt, net	92	(51)	—	—	41
Debt issuance costs	(9)	—	(1)	—	(10)
Equity issuance costs	(17)	—	—	—	(17)
Equity issuance proceeds	16	—	—	—	16
Intercompany advances / repayments	(22)	40	(18)	—	—

Net cash provided by (used in) financing activities	60	(11)	(18)	—	31

Net increase (decrease) in cash and cash equivalents	46	(2)	2	—	46
Cash and cash equivalents, beginning of period	69	10	19	—	98

Cash and cash equivalents, end of period	$115	$8	$21	$—	$144

18.	Guarantees of the 10% Series A Convertible Senior Secured Notes and the 10% Series B Convertible Senior Secured Notes Due 2015

On July 22, 2011, we issued $140 million in aggregate principal amount of new 10% series A convertible senior secured notes and $100 million in aggregate principal amount of new 10% series B convertible senior secured notes both due 2015 (collectively the “New Convertible Secured Notes”). In connection with the New Convertible Secured Notes, the following 100% owned subsidiaries of YRC Worldwide issued guarantees in favor of the holders of the New Convertible Secured Notes: YRC Inc., YRC Enterprise Services, Inc., Roadway LLC, Roadway Reverse Logistics, Inc., Roadway Express International, Inc., Roadway Next Day Corporation, New Penn Motor Express Inc., YRC Regional Transportation, Inc., USF Sales Corporation, USF Holland Inc., USF Reddaway Inc., USF Glen Moore Inc., YRC Logistics Services, Inc., IMUA Handling Corporation, USF Bestway Inc., USF Dugan Inc., USF RedStar LLC, USF Technology Services Inc., USF Canada Inc., USF Mexico Inc., USFreightways Corporation, YRC Mortgages, LLC, YRC Association Solutions Inc., YRC International Investments Inc., and Express Lane Services Inc. Each of the guarantees is full and unconditional and joint and several.

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

The following represents condensed consolidating financial information as of June 30, 2011 and December 31, 2010, with respect to the financial position and for the three and six months ended June 30, 2011 and 2010, for results of operations and cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the New Convertible Secured Notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the New Convertible Secured Notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and Yellow Roadway Receivables Funding Corporation, the special-purpose entity that is associated with our ABS facility.

Condensed Consolidating Balance Sheets

June 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$121	$13	$22	$—	$156
Intercompany advances receivable	—	(46)	46	—	—
Accounts receivable, net	10	27	504	—	541
Prepaid expenses and other	(4)	187	7	—	190

Total current assets	127	181	579	—	887
Property and equipment	—	3,112	59	—	3,171
Less – accumulated depreciation	—	(1,677)	(40)	—	(1,717)

Net property and equipment	—	1,435	19	—	1,454
Investment in subsidiaries	2,372	119	(9)	(2,482)	—
Receivable from affiliate	(660)	1,064	(404)	—	—
Intangibles and other assets	313	264	21	(350)	248

Total assets	$2,152	$3,063	$206	$(2,832)	$2,589

Intercompany advances payable	$162	$192	$(154)	$(200)	$—
Accounts payable	27	101	29	—	157
Wages, vacations and employees’ benefits	24	195	4	—	223
Other current and accrued liabilities	119	181	18	—	318
Current maturities of long-term debt	7	—	1	—	8

Total current liabilities	339	669	(102)	(200)	706
Payable to affiliate	—	150	—	(150)	—
Long-term debt, less current portion	1,127	—	164	—	1,291
Deferred income taxes, net	142	(44)	6	—	104
Pension and postretirement	450	—	—	—	450
Claims and other liabilities	361	6	—	—	367
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(267)	2,282	141	(2,482)	(326)
Non-controlling interest	—	—	(3)	—	(3)

Total Shareholders’ equity (deficit)	(267)	2,282	138	(2,482)	(329)

Total liabilities and shareholders’ equity (deficit)	$2,152	$3,063	$206	$(2,832)	$2,589

December 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$120	$9	$14	$—	$143
Intercompany advances receivable	—	(38)	38	—	—
Accounts receivable, net	9	31	402	—	442
Prepaid expenses and other	(46)	222	7	—	183

Total current assets	83	224	461	—	768
Property and equipment	—	3,180	58	—	3,238
Less – accumulated depreciation	—	(1,649)	(38)	—	(1,687)

Net property and equipment	—	1,531	20	—	1,551
Investment in subsidiaries	2,226	145	16	(2,387)	—
Receivable from affiliate	(549)	946	(397)	—	—
Intangibles and other assets	327	274	23	(350)	274

Total assets	$2,087	$3,120	$123	$(2,737)	$2,593

Intercompany advances payable	$121	$269	$(190)	$(200)	$—
Accounts payable	20	100	27	—	147
Wages, vacations and employees’ benefits	25	167	4	—	196
Other current and accrued liabilities	259	186	8	—	453
Current maturities of long-term debt	99	—	124	—	223

Total current liabilities	524	722	(27)	(200)	1,019
Payable to affiliate	—	150	—	(150)	—
Long-term debt, less current portion	837	—	—	—	837
Deferred income taxes, net	75	38	6	—	119
Pension and postretirement	448	—	—	—	448
Claims and other liabilities	354	6	—	—	360
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(151)	2,204	146	(2,387)	(188)
Non-controlling interest	—	—	(2)	—	(2)

Total Shareholders’ equity (deficit)	(151)	2,204	144	(2,387)	(190)

Total liabilities and shareholders’ equity (deficit)	$2,087	$3,120	$123	$(2,737)	$2,593

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,209	$48	$—	$1,257

Operating expenses:
Salaries, wages and employees’ benefits	2	685	18	—	705
Operating expenses and supplies	15	281	11	—	307
Purchased transportation	—	124	16	—	140
Depreciation and amortization	—	47	1	—	48
Other operating expenses	5	63	1	—	69
Gains on property disposals, net	—	(7)	—	—	(7)

Total operating expenses	22	1,193	47	—	1,262

Operating loss	(22)	16	1	—	(5)

Nonoperating (income) expenses:
Interest expense	33	1	6	—	40
Other, net	74	(58)	(16)	—	—

Nonoperating (income) expenses, net	107	(57)	(10)	—	40

Income (loss) from continuing operations before income taxes	(129)	73	11	—	(45)
Income tax benefit	(2)	—	—	—	(2)

Net income (loss)	(127)	73	11	—	(43)
Less: Net income (loss) attributable to non-controlling interest	—	—	(1)	—	(1)

Net income (loss) attributable to YRC Worldwide, Inc.	$(127)	$73	$10	$—	$(42)

For the three months ended June 30, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,073	$47	$(1)	$1,119

Operating expenses:
Salaries, wages and employees’ benefits	3	579	19	—	601
Operating expenses and supplies	(4)	237	11	—	244
Purchased transportation	—	105	17	(1)	121
Depreciation and amortization	—	50	—	—	50
Other operating expenses	1	56	—	—	57
(Gains) losses on property disposals, net	—	(3)	1	—	(2)

Total operating expenses	—	1,024	48	(1)	1,071

Operating loss	—	49	(1)	—	48

Nonoperating (income) expenses:
Interest expense	33	—	8	—	41
Equity investment impairment	—	—	12	—	12
Other, net	43	(33)	(16)	—	(6)

Nonoperating (income) expenses, net	76	(33)	4	—	47

Income (loss) from continuing operations before income taxes	(76)	82	(5)	—	1
Income tax benefit	1	(1)	—	—	—

Net income (loss) from continuing operations	(77)	83	(5)	—	1
Net loss from discontinued operations, net of tax	—	(12)	—	—	(12)

Net income (loss)	(77)	71	(5)	—	(11)
Less: Net income (loss) attributable to non-controlling interest	—	—	(1)	—	(1)

Net income (loss) attributable to YRC Worldwide Inc.	$(77)	$71	$(4)	$—	$(10)

For the six months ended June 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$2,289	$91	$—	$2,380

Operating expenses:
Salaries, wages and employees’ benefits	2	1,348	35	—	1,385
Operating expenses and supplies	21	541	22	—	584
Purchased transportation	—	230	30	—	260
Depreciation and amortization	—	95	2	—	97
Other operating expenses	7	127	3	—	137
Gains on property disposals, net	—	(10)	—	—	(10)

Total operating expenses	30	2,331	92	—	2,453

Operating loss	(30)	(42)	(1)	—	(73)

Nonoperating (income) expenses:
Interest expense	65	2	12	—	79
Other, net	142	(111)	(31)	—	—

Nonoperating (income) expenses, net	207	(109)	(19)	—	79

Income (loss) from continuing operations before income taxes	(237)	67	18	—	(152)
Income tax benefit	(7)	—	—	—	(7)

Net income (loss)	(230)	67	18	—	(145)
Less: Net income (loss) attributable to non-controlling interest	—	—	(1)	—	(1)

Net income (loss) attributable to YRC Worldwide Inc.	$(230)	$67	$19	$—	$(144)

For the six months ended June 30, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$2,028	$82	$(4)	$2,106

Operating expenses:
Salaries, wages and employees’ benefits	8	1,318	36	—	1,362
Operating expenses and supplies	(8)	469	20	—	481
Purchased transportation	—	194	25	(4)	215
Depreciation and amortization	—	99	2	—	101
Other operating expenses	2	117	1	—	120
Losses on property disposals, net	—	5	2	—	7
Impairment charges	—	2	3	—	5

Total operating expenses	2	2,204	89	(4)	2,291

Operating loss	(2)	(176)	(7)	—	(185)

Nonoperating (income) expenses:
Interest expense	65	2	15	—	82
Equity investment impairment	—	—	12	—	12
Other, net	81	(55)	(30)	—	(4)

Nonoperating (income) expenses, net	146	(53)	(3)	—	90

Income (loss) from continuing operations before income taxes	(148)	(123)	(4)	—	(275)
Income tax benefit	(5)	(1)	—	—	(6)

Net income (loss) from continuing operations	(143)	(122)	(4)	—	(269)
Net loss from discontinued operations, net of tax	—	(16)	—	—	(16)

Net income (loss)	(143)	(138)	(4)	—	(285)
Less: Net income (loss) attributable to non-controlling interest	—	—	(1)	—	(1)

Net income (loss) attributable to YRC Worldwide Inc.	$(143)	$(138)	$(3)	$—	$(284)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(164)	$179	$(76)	$—	$(61)

Investing activities:
Acquisition of property and equipment	—	(22)	(1)	—	(23)
Proceeds from disposal of property And equipment	—	26	—	—	26
Other	2	1	—	—	3

Net cash provided (used in) by investing activities	2	5	(1)	—	6

Financing activities:
Asset backed securitization borrowings, net	—	—	41	—	41
Issuance of long-term debt, net	31	—	1	—	32
Debt issuance cost	(5)	—	—	—	(5)
Intercompany advances / repayments	137	(180)	43	—	—

Net cash provided by (used in) financing activities	163	(180)	85	—	68

Net increase in cash and cash equivalents	1	4	8	—	13
Cash and cash equivalents, beginning of period	120	9	14	—	143

Cash and cash equivalents, end of period	$121	$13	$22	$—	$156

For the six months ended June 30, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(16)	$(8)	$9	$—	$(15)

Investing activities:	—	(8)	(3)	—	(11)
Acquisition of property and equipment	—	35	1	—	36
Proceeds from disposal of property and equipment	2	—	3	—	5

Net cash provided by investing activities	2	27	1	—	30

Financing activities:
Asset backed securitization payments, net	—	—	1	—	1
Issuance (repayment) of long-term debt, net	92	(51)	—	—	41
Debt issuance cost	(9)	—	(1)	—	(10)
Equity issuance costs	(17)	—	—	—	(17)
Equity issuance proceeds	16	—	—	—	16
Intercompany advances / repayments	(22)	32	(10)	—	—

Net cash provided by (used in) financing activities	60	(19)	(10)	—	31

Net increase in cash and cash equivalents	46	—	—	—	46
Cash and cash equivalents, beginning of period	69	10	19	—	98

Cash and cash equivalents, end of period	$115	$10	$19	$—	$144

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of YRC Worldwide Inc. (also referred to as “YRC Worldwide”, the “Company”, “we” or “our”). MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or include the words “should,” “could,” “may,” “expect,” “believe,” “estimate” or similar expressions. It is important to note that our future results could differ materially from any results projected in such forward-looking statements because of a number of factors, including (among others), the effect of the restructuring, our ability to generate sufficient cash flows and liquidity to fund operations, which raises substantial doubt about our ability to continue as a going concern, inflation, inclement weather, price and availability of fuel, sudden changes in the cost of fuel or the index upon which we base our fuel surcharge, competitor pricing activity, expense volatility, including (without limitation) expense volatility due to changes in rail service or pricing for rail service, ability to capture cost reductions, changes in equity and debt markets, a downturn in general or regional economic activity, effects of a terrorist attack, labor relations, including (without limitation), the impact of work rules, work stoppages, strikes or other disruptions, any obligations to multi-employer health, welfare and pension plans, wage requirements and employee satisfaction, and the risk factors that are from time to time included in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

This section focuses on the highlights and significant items that impacted our operating results during the three and six months ending June 30, 2011. We have presented a discussion regarding the operating results of each of our operating segments: National Transportation, Regional Transportation and Truckload.

Consolidated Results

Our consolidated results for the three and six months ended June 30, 2011 and 2010 include the results of each of the operating segments discussed below and corporate expenses. A more detailed discussion of the operating results of our segments is presented below.

The table below provides summary consolidated financial information for the three and six months ended June 30:

	Three months				Six months
(in millions)	2011	2010	Percent Change		2011	2010	Percent Change
Operating revenue	$1,257.2	$1,119.1	12.3%		$2,380.1	$2,106.2	13.0%
Operating income (loss)	(5.2)	48.3	n/m	(a)	(73.1)	(184.9)	60.4%
Nonoperating expenses, net	40.0	47.0	(14.9%)		78.8	89.9	(12.3%)
Net income (loss) from continuing operations	(42.6)	1.0	n/m	(a)	(144.9)	(269.1)	46.1%

(a)	Not meaningful.

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Our consolidated operating revenue increased 12.3% during the three months ended June 30, 2011 versus the same period in 2010 due to increased revenue from our National Transportation and Regional Transportation segments. This increase is attributed to both increases in volume over the comparable prior year quarter and increases in yield or pricing. Our volume increases are primarily attributed to a moderately improving economic environment as well as the return of customer business that had previously been diverted to other carriers. The improvement in yield is due to increased fuel surcharge revenue resulting from higher diesel fuel costs as well as a more disciplined industry pricing market.

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

Operating expenses for the second quarter of 2011 increased $191.6 million or 17.9% as compared to the same period in 2010. The increase includes the effect of the absence in 2011 of a non-cash equity based compensation benefit of $81.5 million primarily related to certain 2010 awards granted to our union work force. The benefit in 2010 related to the replacement of stock appreciation rights granted to union employees with stock options as required by a labor agreement modification that we entered into in 2009. The expense reduction reflects the adjusted fair value of the replacement stock option awards which were measured as of the June 29, 2010 shareholder meeting at which time they were formally approved and replaced previously issued union stock appreciation rights. No corresponding benefit existed in the second quarter of 2011. The reduction in non-cash equity based compensation was offset by a $21.7 million increase in salaries, wages and benefits, a $63.9 million increase in operating expenses and supplies, a $20.0 million increase in purchased transportation and a $11.6 million increase in other operating expenses, which are attributable to higher volumes and higher fuel prices.

The increase in salaries, wages and benefits in the second quarter of 2011 as compared to the same period in 2010 is largely due to higher shipment related wages in the current year as we reacted to increased volumes and contractual wage increases. The increase in operating expenses and supplies is largely a result of higher fuel expenses of $49.2 million or 46.2% and vehicle and facility maintenance of $9.1 million or 17.7%.

Our consolidated operating loss during the second quarter of 2011 includes a $7.3 million net gain from the sale of property and equipment including fair value adjustments for property and equipment held for sale compared to a $2.2 million net gain for the same period in 2010.

Nonoperating expenses decreased $7.0 million in the second quarter of 2011 compared to the same period in 2010 consisting primarily of a $12.3 million impairment of our equity investment in Jiayu in the second quarter of 2010. The adjustment was recognized as the estimated fair value, using a discounted cash flow model, was less than our investment. The impairment charge was reflective of a change in revenue growth assumptions in the fair value model for this investment. Offsetting this decrease was the impact of a net foreign exchange gain of $1.3 million for the three months ended June 30, 2011 versus a gain of $7.2 million for the same period in 2010 of which approximately $5.5 million relates to the recognition of the foreign currency translation adjustment from the dissolution of a certain wholly owned subsidiary in the second quarter of 2010.

Our effective tax rate for continuing operations for the three months ended June 30, 2011 and 2010 was 5.7% and 17.7%, respectively. Significant items impacting the 2011 rate include a state tax benefit, certain permanent items and an increase in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2011. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset.

We do not expect the results of the July 22, 2011 restructuring transaction to have a material impact on the tax benefit or the balance of the current or deferred income taxes because their initial tax impact is fully offset by the related change in valuation allowance for deferred tax assets. However, the future utilization of our net operating loss carry-forwards will be limited as a result of the significant change in ownership resulting from the restructuring.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Our consolidated operating revenue increased 13.0% during the six months ended June 30, 2011 versus the same period in 2010 due to increased revenue from our National Transportation and Regional Transportation segments. This increase is attributed to both increases in volume over the comparable prior year period and increases in yield or pricing. Our volume increases are primarily attributed to a moderately improving economic environment as well as the return of customer business that had previously been diverted to other carriers. The improvement in yield is due to increased fuel surcharge revenue resulting from higher diesel fuel costs as well as a more disciplined industry pricing market.

Operating expenses for the first half of 2011 increased $162.1 million or 7.1% as compared to the same period in 2010 primarily related to a $103.7 million increase in operating expenses and supplies, a $51.4 million increase in salaries, wages and benefits, a $45.5 million increase in purchased transportation which are attributable to increasing volumes and higher fuel prices. The reduction was offset by a reduction in equity based compensation expense of $29.0 million related to certain 2010 awards granted to our union work force and a $3.9 million decrease in depreciation and amortization.

The increase in salaries, wages and benefits in the first half of 2011 as compared to the same period in 2010 is largely due to higher shipment related wages in the current year as we reacted to increased volumes and contractual wage increases. The increase in operating expenses and supplies is a result of higher fuel expenses of $87.0 million or 42.4% and vehicle and facility maintenance of $16.4 million or 15.6%.

Consolidated operating loss for the six months ended June 30, 2010 included non-cash impairment charges of $5.3 million representing a reduction in the trade name values attributed to YRC Reimer (a part of the National Transportation segment) and New Penn (a part of the Regional Transportation segment). The impairment charge was reflective of a change in revenue growth assumptions in the fair value model. There are no such impairment charges during the six months ended June 30, 2011.

Our consolidated operating loss during the first half of 2011 includes a $10.2 million net gain from the sale of property and equipment including fair value adjustments for property and equipment held for sale compared to a $6.6 million net loss for the same period in 2010.

Nonoperating expenses decreased $11.0 million in the first half of 2011 compared to the same period in 2010 consisting primarily of a $12.3 million impairment of our equity investment in Jiayu in the second quarter of 2010. The adjustment was required as the estimated fair value, using a discounted cash flow model, was less than our investment. The impairment charge is reflective of a change in revenue growth assumptions in the fair value model. Offsetting the impairment in Jiayu is the impact of a net foreign exchange gain of $2.1 million for the six months ended June 30, 2011 versus a gain of $7.2 million for the same period in 2010 of which approximately $5.5 million relates to the recognition of the foreign currency translation adjustment from the dissolution of a certain wholly owned subsidiary.

Our effective tax rate for continuing operations for the six months ended March 31, 2011 and 2010 was 4.7% and 2.1%, respectively. Significant items impacting the 2011 rate include a state tax benefit, certain permanent items and an increase in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2011. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset.

We do not expect the results of the July 22, 2011 restructuring transaction to have a material impact on the tax benefit or the balance of the current or deferred income taxes because their initial tax impact is fully offset by the related change in valuation allowance for deferred tax assets. However, the future utilization of our net operating loss carry-forwards will be limited as a result of the significant change in ownership resulting from the restructuring.

National Transportation Results

National Transportation represented approximately 66% of our consolidated revenue in the second quarter of 2011 and 2010 and approximately 66% and 67% of our consolidated revenue in the six months ended June 30, 2011 and 2010, respectively.

The table below provides summary financial information for National Transportation for the three and six months ended June 30:

	Three Months			Six Months
(in millions)	2011	2010	Percent Change	2011	2010	Percent Change
Operating revenue	$826.9	$741.6	11.5%	$1,557.0	$1,404.7	10.8%
Operating income (loss)	7.0	40.4	(82.7%)	(44.3)	(135.1)	67.2%
Operating ratio(a)	99.2%	94.6%	4.6pp (b)	102.8%	109.6%	(6.8pp	) (b)

(a)	Operating ratio is calculated as (i) 100 percent (ii) minus the result of dividing adjusted operating income by operating revenue or (iii) plus the result of dividing adjusted operating loss by operating revenue and expressed as a percentage.
(b)	Percentage points.

Three months ended June 30, 2011 compared to three months ended June 30, 2010

National Transportation reported second quarter 2011 operating revenue of $826.9 million, representing an increase of $85.3 million or 11.5% from the second quarter of 2010. The two primary components of operating revenue are volume, comprised of the number of shipments and weight per shipment, and price or yield, usually evaluated on a per hundredweight basis. The increase in operating revenue was largely driven by a 6.2% increase in total picked-up tonnage per day and a 6.0% increase in revenue per hundredweight resulting mostly from higher fuel surcharge revenue, which was driven by higher diesel prices in 2011 as compared to the same period in 2010 as well as a more disciplined industry pricing market. The increase in picked-up tonnage per day was primarily due to a 7.1% increase in total shipments per day offset by a 0.9% decrease in weight per shipment. Our volume increases are primarily attributed to a moderately improving economic environment as well as the return of customer business that had previously been diverted to other carriers.

Operating income for National Transportation was $7.0 million in the second quarter of 2011 compared to operating income of $40.4 million in the same period in 2010. Revenue was higher by $85.3 million while total operating expenses increased by $118.7 million which includes the impact of a non-cash equity based compensation benefit of $64.3 million in the second quarter of 2010. Absent the equity based compensation benefit, operating income improved $30.9 million or 129.3% in the second quarter 2011 over the same period in 2010. Expense increases consisted primarily of higher salaries, wages and benefits (including equity based compensation benefit) of $80.6 million, higher operating expenses and supplies of $27.7 million, higher purchased transportation costs of $10.8 million and higher other operating expenses of $3.4 million.

The increase in salaries, wages and employees’ benefits of $80.6 million during the second quarter of 2011 is primarily the result of the above noted equity based compensation benefit of $64.3 million in the second quarter of 2010. The benefit related to the replacement of stock appreciation rights granted to union employees with stock options as required by a labor agreement modification that we entered into in 2009. The expense reduction reflects the adjusted fair value of the replacement stock option awards which were measured as of the June 29, 2010 shareholder meeting at which time they were formally approved and replaced previously issued union stock appreciation rights. No corresponding benefit existed in the second quarter of 2011. Absent the equity based compensation benefit, salaries, wages, and employee’s benefits increased $16.3 million or 4.1% compared to the first quarter of 2010. The increase was primarily the result of a $13.5 million increase in benefits during the second quarter of 2011 compared to the comparable prior year period resulting from the resumption of union pension contributions in June 2011, higher costs associated with the contractual health and welfare benefit increase realized in August 2010, increased state unemployment taxes, and a $1.8 million increase in non-union pension expense resulting from the impact of lower interest rates and incurred plan losses during the prior year. Workers’ compensation expense (included in salaries, wages and benefits in the statement of operations) decreased $3.5 million or 11.4% which is reflective of additional expenses in 2010 related to unfavorable development of prior years self-insured claims.

Operating expenses and supplies were higher due mostly to increases in fuel costs associated with higher diesel prices and increased volumes in the second quarter of 2011 compared to the same period in 2010.

The increase in purchased transportation during the second quarter of 2011 versus the comparable prior year period resulted primarily from increased volumes and increased fuel costs associated with higher diesel prices in the second quarter of 2011 compared to the same period of 2010. Rail costs increased 37.7% due to increased volume and fuel surcharges compared to the prior year period while other purchased transportation costs decreased 10.7% due primarily to reduced use of services from our Truckload segment as we restructured to accommodate certain line haul miles internally.

Other operating expenses were higher mostly due to increased cargo claims expense of $4.0 million due to increased volume and favorable claim development recorded in the second quarter of 2010 offset by lower depreciation of $1.8 million.

Gains on property disposals of $6.5 million in the second quarter of 2011 compared to $2.6 million in the second quarter of 2010.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

National Transportation reported operating revenue of $1,557.0 million in the first half of 2011, representing an increase of $152.3 million or 10.8% from the first half of 2010. The two primary components of operating revenue are volume, comprised of the number of shipments and weight per shipment, and price or yield, usually evaluated on a per hundredweight basis. The increase in operating revenue was largely driven by a 7.0% increase in total picked-up tonnage per day and a 4.0% increase in revenue per hundredweight resulting mostly from higher fuel surcharge revenue, which was driven by higher diesel prices in 2011 as compared to the same period in 2010 as well as a more disciplined industry pricing market. The increase in picked-up tonnage per day was primarily due to a 6.7% increase in total shipments per day and a 0.2% increase in weight per shipment. Our volume increases are primarily attributed to a moderately improving economic environment as well as the return of customer business that had previously been diverted to other carriers.

Operating loss for National Transportation was $44.3 million in the first half of 2011 compared to an operating loss of $135.1 million in the same period in 2010. Revenue was higher by $152.3 million while total costs increased by $61.5 million. The cost increases consisted primarily of higher salaries, wages and benefits of $14.7 million, higher operating expenses and supplies of $40.2 million, higher purchased transportation costs of $20.6 million offset by lower other operating expenses of $2.5 million.

The increase in salaries, wages and employees’ benefits of $14.7 million during the first half of 2011 is primarily the result of higher shipment related volume based wages as we reacted to increased business volumes and contractual wage increases. In addition, benefits increased $22.0 million during the first half of 2011 compared to the comparable prior year period resulting from the resumption of pension contributions in June 2011, higher costs associated with the contractual health and welfare benefit increase realized in August 2010, increased state unemployment taxes, and a $3.5 million increase in non-union pension expense resulting from the impact of lower interest rates and incurred plan losses during the prior year. Workers’ compensation expense (included in salaries, wages and benefits in the statement of operations) increased $4.0 million in the first half of 2011 compared to the prior year which is reflective of unfavorable development of prior years self-insured claims. Offsetting the increases were a 13.1% decrease in salaries in the first half of 2011 compared to 2010 and the absence of a non-cash equity based compensation expense of $18.8 million which occurred in the first half of 2010 related to equity based consideration associated with union wage and benefit reductions implemented in 2009. No corresponding expense existed in the first half of 2011.

Operating expenses and supplies were higher due mostly to increases in fuel costs associated with higher diesel prices and greater volumes in the first half of 2011 compared to the same period in 2010.

The increase in purchased transportation during the first half of 2011 versus the same period in 2010 resulted primarily from increased volumes and increased fuel costs associated with higher diesel prices in the first quarter of 2011 compared to the same period of 2010. Rail costs increased 41.6% due to increased volumes and fuel surcharges compared to the prior year period while other purchased transportation costs decreased 12.7% due primarily to reduced use of services from our Truckload segment as we restructured to accommodate certain line haul miles internally.

Other operating expenses were lower mostly due to a general liability claims expense decrease of $4.5 million related to more favorable development of claims in 2011 compared to the first half of 2010 and lower depreciation of $1.4 million offset by higher cargo claims expense of $3.1 million due to increased volume and favorable claim development recorded in the first half of 2010.

The first half of 2010 included an impairment charge of $3.3 million related to a reduction in fair value of the Reimer tradename, primarily due to a decline in future revenue assumptions. Gains on property disposals of $6.0 million in the first half of 2011 compared to losses of $2.3 million in the first half of 2010.

Regional Transportation Results

Regional Transportation represented approximately 32% and 31% of our consolidated revenue in the second quarter of 2011 and 2010, respectively, and approximately 32% and 31% in the six months ended June 30, 2011 and 2010, respectively. The table below provides summary financial information for Regional Transportation for the three and six months ended June 30:

	Three months			Six months
(in millions)	2011	2010	Percent Change	2011	2010	Percent Change
Operating revenue	$401.7	$351.5	14.3%	$767.8	$660.6	16.2%
Operating income (loss)	14.7	24.3	(39.5%)	13.6	(12.9)	n/m	(b)
Operating ratio(a)	96.3%	93.1%	3.2pp (c)	98.2%	101.9%	(3.7pp	) (c)

(a)	Operating ratio is calculated as (i) 100 percent (ii) minus the result of dividing adjusted operating income by operating revenue or (iii) plus the result of dividing adjusted operating loss by operating revenue and expressed as a percentage.
(b)	Not meaningful.
(c)	Percentage points.

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Regional Transportation reported operating revenue of $401.7 million for the second quarter of 2011, representing an increase of $50.2 million, or 14.3% from the second quarter of 2010. Total weight per day was up 8.1%, representing a 4.7% increase in total shipments per day and a 3.2% higher total weight per shipment compared to 2010. Our volume increases are primarily attributed to a moderately improving economic environment. A meaningful portion of our regional footprint is concentrated in the Upper Midwest where the recovery in the manufacturing sector has provided particularly strong growth.

Total revenue per hundredweight increased 6.5% in the second quarter of 2011 as compared to the second quarter of 2010, due to higher fuel surcharge revenue associated with higher diesel fuel prices and a more disciplined industry pricing market partially offset by the impact of a slightly higher mix of contractual business which generally has a lower yield.

Operating income for Regional Transportation was $14.7 million for the second quarter of 2011, a reduction of $9.6 million from the second quarter of 2010, consisting of a $59.8 million increase in operating expenses partially offset by a $50.2 million increase in revenue. The $59.8 million increase in operating expenses includes the impact of a non-cash equity based compensation benefit of $18.3 million recorded in the second quarter of 2010. The benefit related to the replacement of stock appreciation rights granted to union employees with stock options as required by a labor agreement modification that we entered into in 2009. The expense reduction reflects the adjusted fair value of the replacement stock option awards which were measured as of the June 29, 2010 shareholder meeting at which time they were formally approved and replaced previously issued union stock appreciation rights. No corresponding benefit existed in the second quarter of 2011. Absent the equity based benefit, operating income increased $8.7 million over the comparable prior year period. Material expense increases were in salaries, wages and employees’ benefits (including equity based compensation (benefit) expense) of $29.7 million or 14.9%, operating expenses and supplies of $24.8 million or 32.2%, purchased transportation of $3.7 million or 23.3% and other operating expenses of $2.3 million or 11.9%.

Salaries, wages and employees’ benefits expense increased $29.7 million as the second quarter of 2010 included the equity based compensation benefit noted above. Absent the equity based benefit, salaries, wages and benefits expense increased $11.4 million or 5.2% due to higher shipment related wages in the current year as we reacted to increased volumes and the resumption of union pension contributions in June 2011.

Operating expenses and supplies increased 32.2% reflecting a 53.4% increase in fuel costs (due to higher fuel prices and volumes) and a 5.5% increase in costs other than fuel. Costs were higher in the areas of equipment maintenance, facility maintenance, driver expenses, and tolls as a result of higher business volumes. Purchased transportation was 23.3% higher due mostly to increased business volumes and the impact of higher fuel prices. Other operating expenses were 11.9% higher, mainly due to higher fuel taxes and cargo claims costs primarily due to increased business volumes.

Losses on property disposals were $0.1 million in the second quarter of 2011 compared to a loss of $0.5 million in the second quarter of 2010.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Regional Transportation reported operating revenue of $767.8 million for the first half of 2011, representing an increase of $107.2 million, or 16.2% from the first half of 2010. Total weight per day was up 11.9%, representing a 7.1% increase in total shipments per day and a 4.4% higher total weight per shipment compared to 2010. Our volume increases are primarily attributed to a moderately improving economic environment. A meaningful portion of our regional footprint is concentrated in the Upper Midwest where the recovery in the manufacturing sector has provided particular strong growth.

Total revenue per hundredweight increased 4.1% in the first half of 2011 as compared to the first half of 2010, due to higher fuel surcharge revenue associated with higher diesel fuel prices and a more disciplined industry pricing market partially offset by the impact of a slightly higher mix of contractual business which generally has a lower yield.

Operating income for Regional Transportation was $13.6 million for the first half of 2011, an improvement of $26.5 million from the first half of 2010, consisting of a $107.2 million increase in revenue partially offset by an $80.7 million increase in operating expenses. Material expense increases were in operating expenses and supplies of $46.4 million or 30.9%, purchased transportation of $7.4 million or 25.1%, other operating expenses of $10.3 million or 31.3%, and salaries, wages and employees’ benefits (including equity based compensation expense) of $27.4 million or 6.5%.

Salaries, wages and employees’ benefits expense (including equity based compensation expense) increased $27.4 million or 6.5% as the first half of 2010 included a non-cash equity based compensation expense of $6.1 million. The charge related to equity based consideration provided to union employees in relation to wage and benefit reductions implemented in 2009. No corresponding charge existed in 2011. Absent the equity based charge, salaries, wages and benefits expense increased $33.5 million or 8.0% due primarily to higher shipment related wages in the current year as we reacted to greater volumes and contractual wage increases. Additionally benefits increased $2.3 million due to the resumption of pension contributions in June 2011.

Operating expenses and supplies increased 30.9% reflecting a 51.2% increase in fuel costs (due to higher fuel prices and volumes) and a 5.0% increase in costs other than fuel. Costs were higher in the areas of equipment maintenance, facility maintenance, driver expenses, tolls and bad debt expense as a result of increased business volumes. Purchased transportation was 25.1% higher due mostly to increased business volumes and the impact of higher fuel prices. Other operating expenses were 31.3% higher, mainly due to a higher provision for general liability claims due to unfavorable claim development factors as well as increased volume. Additionally, fuel taxes and cargo claims costs were higher primarily due to increased business volumes.

Gains on property disposals were $3.4 million in the first half of 2011 compared to a loss of $4.1 million in the first quarter of 2010. The first quarter of 2010 operating loss included an impairment charge of $2.0 million related to a reduction in fair value of the New Penn trade name, primarily due to a decline in future revenue assumptions.

YRC Truckload Results

YRC Truckload represented approximately 2% of our consolidated revenue in the second quarter of 2011 and 2010, and approximately 2% for the six months ended June 30, 2011 and 2010. The table below provides summary financial information for Truckload for the three and six months ended June 30:

	Three Months			Six Months
(in millions)	2011	2010	Percent Change	2011	2010	Percent Change
Operating revenue	$25.5	$28.3	(9.6%)	$50.7	$55.1	(7.9%)
Operating loss	(3.7)	(1.9)	(94.7%)	(7.6)	(4.8)	(58.3%)
Operating ratio(a)	114.7%	106.7%	8.0pp (b)	115.0%	108.7%	6.3pp (b)

(a)	Operating ratio is calculated as (i) 100 percent (ii) minus the result of dividing adjusted operating income by operating revenue or (iii) plus the result of dividing adjusted operating loss by operating revenue and expressed as a percentage.
(b)	Percentage points.

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Truckload reported operating revenue of $25.5 million for the second quarter of 2011, representing a decrease of $2.8 million or 9.6% from the second quarter of 2010. The two primary components of truckload operating revenue are volume, comprised of the miles driven, and price, usually evaluated on a revenue per mile basis. Total miles driven per day were down 24.2% in the second quarter of 2011 as compared to 2010 due primarily to reduced use of Truckload services by our National Transportation group as they restructured to accommodate certain line haul miles internally. Revenue per mile was up 19.4%, due primarily to higher fuel surcharge revenue associated with higher diesel fuel prices.

Operating loss for Truckload was $3.7 million for the second quarter of 2011, as compared to an operating loss of $1.9 million for the second quarter of 2010, consisting of a $2.8 million decrease in revenue offset by a $1.0 million decrease in operating expenses. Expense increases were primarily in the areas of fuel costs (higher diesel prices), higher vehicle maintenance costs and purchased transportation. Expense decreases were primarily related to lower salaries, wages and related benefits costs as a result of lower employee levels and lower shipping volumes.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Truckload reported operating revenue of $50.7 million for the first half of 2011, representing a decrease of $4.4 million or 7.9% from the first half of 2010. The two primary components of truckload operating revenue are volume, comprised of the miles driven, and price, usually evaluated on a revenue per mile basis. Total miles driven per day were down 21.6% in the first half of 2011 as compared to 2010 due primarily to reduced use of Truckload services by our National Transportation group as they restructured to accommodate certain line haul miles internally. Revenue per mile was up 17.0%, due primarily to higher fuel surcharge revenue associated with higher diesel fuel prices.

Operating loss for Truckload was $7.6 million for the first half of 2011, as compared to an operating loss of $4.8 million for the first half of 2010, consisting of a $4.4 million decrease in revenue offset by a $1.6 million decrease in operating expenses. Expense increases were primarily in the areas of fuel costs (higher diesel prices), higher vehicle maintenance costs and purchased transportation. Expense decreases were primarily related to lower salaries, wages and related benefits costs as a result of lower employee levels and lower shipping volumes.

Certain Non-GAAP Financial Measures

Our adjusted EBITDA improved from $39.2 million for the three months ended June 30, 2010 to $63.2 million for the three months ended June 30, 2011. We have included the reconciliation of consolidated adjusted EBITDA below and provided the adjusted EBITDA amounts by segment.

Adjusted operating income (loss) is a non-GAAP measure that reflects the company’s operating income before letter of credit fees, certain union employee equity-based compensation expense, net gains or losses on property disposals, and certain other items including restructuring professional fees and results of permitted dispositions. Adjusted EBITDA is a non-GAAP measure that reflects the company’s earnings before interest, taxes, depreciation, and amortization expense, and further adjusted for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees and results of permitted dispositions and discontinued operations as defined in the company’s amended credit agreement. Adjusted EBITDA, and adjusted operating income (loss) are used for internal management purposes as a financial measure that reflects the company’s core operating performance. In addition, management uses adjusted EBITDA to measure compliance with financial covenants in the company’s amended credit agreement. However, these financial measures should not be construed as a better measurement than operating income, operating cash flow or earnings per share, as defined by generally accepted accounting principles.

Adjusted operating income (loss) and adjusted EBITDA have the following limitations:

•

Adjusted operating income (loss) and Adjusted EBITDA do not reflect the interest expense or the cash requirements necessary to fund restructuring professional fees, letter of credit fees, service interest or principal payments on our outstanding debt;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements;

•

Equity based compensation is an element of our long-term incentive compensation package, although adjusted operating income (loss) and adjusted EBITDA exclude either certain union employee equity-based compensation expense or all of it as an expense, respectively, when presenting our ongoing operating performance for a particular period; and

•	Other companies in our industry may calculate adjusted operating income (loss) and adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, adjusted operating income (loss) and adjusted EBITDA should not be considered a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using adjusted operating income (loss) and adjusted EBITDA as a secondary measure.

Our consolidated adjusted operating ratio of 98.9% for the three months ended June 30, 2011 improved 2.8 percentage points compared to the same period in 2010 and for the six months ended June 30, 2011 improved 3.6 percentage points compared to the same period in 2010.

The reconciliation of operating income (loss) to adjusted operating income (loss) and adjusted EBITDA, including adjusted operating ratio, for the three months and six months ended June 30 is as follows:

	Three months		Six months
(in millions)	2011	2010	2011	2010
Operating revenue	$1,257.2	$1,119.1	$2,380.1	$2,106.2
Adjusted operating ratio (a)	98.9%	101.7%	101.6%	105.2%
Reconciliation of operating income (loss) to adjusted EBITDA:
Operating income (loss)	$(5.2)	$48.3	$(73.1)	$(184.9)
(Gains) losses on property disposals, net	(7.3)	(2.2)	(10.3)	6.6
Impairment charges	—	—	—	5.3
Union equity awards	—	(83.0)	—	25.0
Letter of credit expense	8.1	8.3	16.3	16.6
Restructuring professional fees, included in operating income (loss) (b)	17.0	9.3	25.4	21.5
Permitted dispositions and other	1.0	—	3.2	—

Adjusted operating income (loss)	13.6	(19.3)	(38.5)	(109.9)
Depreciation & amortization	47.6	50.1	96.8	100.7
Other equity based compensation (benefit) expense	0.4	1.4	(0.6)	3.3
Restructuring professional fees, included in nonoperating income (b)	1.2	0.2	1.7	0.4
Reimer Finance Co. dissolution (foreign exchange)	—	5.5	—	5.5
Other nonoperating, net	0.4	1.3	0.9	0.6

Adjusted EBITDA	$63.2	$39.2	$60.3	$0.6

(a)	Adjusted operating ratio, is calculated as (i) 100 percent (ii) minus the result of dividing adjusted operating income by operating revenue or (iii) plus the result of dividing adjusted operating loss by operating revenue and expressed as a percentage.
(b)	Adjusted EBITDA and adjusted operating income (loss) are presented inclusive of the add-back of all restructuring professional fees for all periods presented, without regard to the terms of the Credit Agreement in effect for the respective periods. Had the company followed the definition of Adjusted EBITDA that was in place within the Credit Agreement prior to elimination of the covenant, (i) the portion of restructuring professional fees that would be added back in determining Adjusted EBITDA for the three and six months ended June 30, 2011 would have been limited by approximately $16.9 million and $23.8 million, respectively and (ii) no restructuring professional fees would have been added back in determining Adjusted EBITDA for the first quarter of 2010.

The following represents adjusted EBITDA by segment for the three and six months ended June 30:

	Three months		Six months
(in millions)	2011	2010	2011	2010
Adjusted EBITDA by segment:
YRC National Transportation	$31.9	$13.5	$15.9	$(37.3)
Regional Transportation	31.8	23.9	44.0	34.7
Truckload	(1.3)	—	(2.9)	—
Corporate and other	0.8	1.8	3.3	3.2

Adjusted EBITDA	$63.2	$39.2	$60.3	$0.6

The reconciliation of operating income (loss), by segment, to adjusted operating income (loss) and adjusted EBITDA, including adjusted operating ratio, for the three and six months ended June 30 is as follows:

YRC National segment

	Three months		Six months
(in millions)	2011	2010	2011	2010
Operating revenue	$826.9	$741.6	$1,557.0	$1,404.7
Adjusted operating ratio (a)	99.2%	102.7%	102.4%	107.0%
Reconciliation of operating income (loss) to adjusted EBITDA:
Operating income (loss)	$7.0	$40.4	$(44.3)	$(135.1)
(Gains) losses on property disposals, net	(6.5)	(2.6)	(6.0)	2.3
Impairment charges	—	—	—	3.3
Union equity awards	—	(64.3)	—	18.8
Letter of credit expense	6.4	6.4	12.8	12.9

Adjusted operating income (loss)	6.9	(20.1)	(37.5)	(97.8)
Depreciation and amortization	25.0	26.9	52.4	53.8
Reimer Finance Co. dissolution (foreign exchange)	—	5.5	—	5.5
Other nonoperating expenses (income), net	—	1.2	1.0	1.2

Adjusted EBITDA	$31.9	$13.5	$15.9	$(37.3)

(a)	Adjusted operating ratio, is calculated as (i) 100 percent (ii) minus the result of dividing adjusted operating income by operating revenue or (iii) plus the result of dividing adjusted operating loss by operating revenue and expressed as a percentage.

Regional segment

	Three months		Six months
(in millions)	2011	2010	2011	2010
Operating revenue	$401.7	$351.5	$767.8	$660.6
Adjusted operating ratio (a)	95.9%	97.7%	98.3%	99.6%
Reconciliation of operating income (loss) to adjusted EBITDA:
Operating income (loss)	$14.7	$24.3	$13.6	$(12.9)
(Gains) losses on property disposals, net	0.1	0.4	(3.4)	4.1
Impairment charges	—	—	—	2.0
Union equity awards	—	(18.3)	—	6.1
Letter of credit expense	1.6	1.7	3.2	3.4

Adjusted operating income	16.4	8.1	13.4	2.7
Depreciation and amortization	15.4	15.8	30.6	32.0
Other nonoperating expenses (income), net	—	—	—	—

Adjusted EBITDA	$31.8	$23.9	$44.0	$34.7

(a)	Adjusted operating ratio, is calculated as (i) 100 percent (ii) minus the result of dividing adjusted operating income by operating revenue and expressed as a percentage.

Truckload segment

	Three months		Six months
(in millions)	2011	2010	2011	2010
Operating revenue	$25.5	$28.3	$50.7	$55.1
Adjusted operating ratio (a)	113.8%	107.7%	114.4%	108.1%
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(3.7)	$(1.9)	$(7.6)	$(4.8)
(Gains) losses on property disposals, net	0.1	—	0.1	0.1
Union equity awards	—	(0.4)	—	0.1
Letter of credit expense	0.1	0.1	0.2	0.2

Adjusted operating loss	(3.5)	(2.2)	(7.3)	(4.4)
Depreciation and amortization	2.2	2.2	4.4	4.4

Adjusted EBITDA	$(1.3)	$—	$(2.9)	$—

(a)	Adjusted operating ratio, is calculated as (i) 100 percent (ii) plus the result of dividing adjusted operating loss by operating revenue and expressed as a percentage.

Corporate and other segment

	Three months		Six months
(in millions)	2011	2010	2011	2010
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(23.2)	$(14.5)	$(34.8)	$(32.1)
(Gains) losses on property disposals, net	(1.0)	—	(1.0)	0.1
Letter of credit expense	—	0.1	0.1	0.1
Restructuring professional fees, included in operating loss	17.0	9.3	25.4	21.5
Permitted dispositions and other	1.0	—	3.2	—

Adjusted operating loss	(6.2)	(5.1)	(7.1)	(10.4)
Depreciation and amortization	5.0	5.2	9.4	10.5
Other Equity based compensation expense	0.4	1.4	(0.6)	3.3
Restructuring professional fees, included in nonoperating income	1.2	0.2	1.7	0.4
Other nonoperating expenses (income), net	0.4	0.1	(0.1)	(0.6)

Adjusted EBITDA	$0.8	$1.8	$3.3	$3.2

Financial Condition

Liquidity

The Restructuring

On July 22, 2011, we completed our previously disclosed financial restructuring, including an exchange offer, whereby we refinanced the claims held by our lenders under our existing credit agreement, dated as of August 17, 2007, with JPMorgan Chase Bank, National Association, as administrative agent and the certain financial institutions party thereto as lenders (the “Credit Agreement”) and entered into other significant financing arrangements (collectively the “restructuring”). In connection with the completion of the restructuring, we issued approximately 3,717,948 shares of our new Series B Convertible Preferred Stock, par value $1.00 per share (the “Series B Preferred Stock”), $140.0 million in aggregate principal amount of our new 10% Series A Convertible Senior Secured Notes due 2015 (the “Series A Notes”) and $100.0 million in aggregate principal amount of our new 10% Series B Convertible Senior Secured Notes due 2015 (the “Series B Notes”) to our lenders. We also entered into an amended and restated credit agreement, a new asset-based loan facility and an amended and restated contribution deferral agreement with certain multiemployer pension funds, as further described below. On July 22, 2011, the Company also delivered into escrow approximately 1,282,051 shares of our Series B Preferred Stock, which were delivered from escrow on July 25, 2011 to the Teamster-National 401(k) Savings Plan for the benefit of the Company’s International Brotherhood of Teamsters (“IBT”) employees. We also issued one share of our new Series A Voting Preferred Stock, par value $1.00 per share (the “Series A Voting Preferred Stock”), to the IBT to confer certain board representation rights.

In connection with the closing of the restructuring, obligations under that certain Third Amended and Restated Receivables Purchase Agreement, dated as of April 18, 2008 (as amended, the “ABS facility”), among us as Performance Guarantor, Yellow Roadway Receivables Funding Corporation (“YRRFC”) as Seller, Falcon Asset Securitization Company LLC, Three Pillars Funding LLC and Amsterdam Funding Corporation, as Conduits; the financial institutions party thereto, as Committed Purchasers; Wells Fargo Bank, N.A. (successor to Wachovia Bank, National Association), as Wells Fargo Agent and LC Issuer, SunTrust Robinson Humphrey, Inc., as Three Pillars Agent; The Royal Bank of Scotland plc (successor to ABN AMRO Bank N.V.), as Amsterdam Agent; and JPMorgan Chase Bank, N.A., as Falcon Agent and Administrative Agent were paid in full and the ABS Facility was terminated and we cash collateralized the letters of credit (see “Standby Letter of Credit Agreement” below).

Pursuant to the terms of a support agreement (the “TNFINC Support Agreement”) with the Teamsters National Freight Industry Negotiating Committee (“TNFINC”) of the IBT, dated as of April 29, 2011, as a result of the completion of the restructuring, TNFINC has waived its right to terminate, and agrees not to further modify, that certain Agreement for the Restructuring of the YRC Worldwide Inc. Operating Companies, dated as of September 24, 2010 (as amended, the “2010 MOU”) such that the collective bargaining agreement will be fully binding on the parties thereto until its specified term as of March 31, 2015.

We have filed a preliminary proxy statement with the SEC in connection with a special meeting of our stockholders to approve the merger of a wholly owned subsidiary of the Company with and into the Company with the Company as the surviving entity (the “Charter Amendment Merger”). In connection with the Charter Amendment Merger, we will amend and restate our certificate of incorporation to increase the amount of authorized shares of common stock to a sufficient number to (i) permit the automatic conversion of the shares of Series B Preferred Stock issued in the restructuring into shares of our common stock at an initial conversion rate of 372.6222 common shares per preferred share, (ii) provide sufficient authorized common shares for conversion of the Series A Notes and the Series B Notes into our common stock at an initial conversion rate of 8,822 common shares per $1,000 of the Series A Notes and 16,187 common shares per $1,000 of the Series B Notes and (iii) provide sufficient authorized shares for a new equity incentive plan and future equity issuances.

The table below summarizes the cash flow activity as it relates to the restructuring as of July 22, 2011.

(in millions) Sources of Funds		Uses of Funds
Issuance of Series B Notes	100.0	Retirement of ABS facility borrowings	164.2
Borrowings on the ABL Facility	255.0	Collateralization of letters-of-credit under the ABS facility	64.7
Additional Borrowings under the revolving credit facility	18.5	Estimated fees, expenses and original issue discount of restructuring	57.0
Company cash	2.4	Restricted cash deposited in escrow	90.0

Total sources of funds	$375.9	Total uses of funds	$375.9

As of July 31, 2011, the Company’s cash and cash equivalents and availability under the ABL facility was approximately $286 million and on the Company’s $400 million ABL facility its borrowing based was approximately $380 million.

CREDIT FACILITIES

Upon completing the financial restructuring, we now have two primary credit vehicles:

•	the amended and restated credit agreement, and

•	an asset-backed lending facility.

The amended and restated credit agreement and the asset-backed lending facility are collectively referred to herein as the “credit facilities”.

Bank Group Credit Agreement

On July 22, 2011, we, as borrower, entered into an amended and restated credit agreement (the “Bank Group Credit Agreement”) with JPMorgan Chase Bank, National Association, as administrative agent and the certain financial institutions party thereto as lenders, which partially refinanced the existing Credit Agreement with an approximately $307.4 million in aggregate principal amount term loan and the approximate $437.0 million of issued but undrawn and outstanding letters of credit. No amounts under the term loan, once repaid, may be reborrowed. New letters of credit may be issued in substitution or replacement of the rollover letters of credit for the same or a substantially similar purpose substantially concurrently with (and in any event within twenty days of) such substitution or replacement. The Bank Group Credit Agreement also waived the outstanding Milestone Failure (as defined in the Credit Agreement) under the Credit Agreement.

— Maturity and Amortization

The maturity of the term loan and, subject to the ability to replace or substitute letters of credit, letters of credit, will be March 31, 2015. The term loan will not amortize.

— Interest and Fees

The term loan, at our option, will bear interest at either (x) 5.50% in excess of the alternate base rate (i.e., the greater of the prime rate and the federal funds effective rate in effect on such day plus 1/2 of 1%) in effect from time to time, or (y) 6.50% in excess of the London interbank offer rate (adjusted for maximum reserves). The London interbank offer rate will be subject to a floor of 3.50% and the alternate base rate will subject to a floor of the then-applicable London interbank offer rate plus 1.0%. The stated interest rate applicable on the July 22, 2011 closing date was 10%.

Issued but undrawn letters of credit are subject to a participation fee equal to 7.50% of the average daily amount of letter of credit exposure. Any commitment available to be used to issue letters of credit will be subject to a commitment fee of 7.50% of the average daily unused commitment. Letters of credit will be subject to a 1% fronting fee or as mutually agreed between the Company and the applicable issuing bank.

Upon a payment event of default, at the election of the required lenders, or automatically following the occurrence of a bankruptcy event of default, the then-applicable interest rate on any outstanding obligations under the Bank Group Credit Agreement will be increased by 2.0%.

— Guarantors

All our obligations under the Bank Group Credit Agreement are unconditionally guaranteed by our U.S. subsidiaries (other than the ABL Borrower (as defined below) or (for one year and two days following the closing) the existing special purpose subsidiary that was a borrower under our ABS facility) (collectively, the “Guarantors”).

— Collateral

The collateral securing the obligations under the Bank Group Credit Agreement and guarantees entered into pursuant thereto is substantially similar to the collateral securing the existing Credit Agreement, which includes the following (subject to certain customary exceptions):

•	all shares of capital stock of (or other ownership equity interests in) and intercompany debt owned by the Company and each present and future Guarantor; and

•

substantially all present and future property and assets of the Company or each Guarantor, except to the extent a security interest would result in a breach, termination or default by the terms of the collateral being granted.

The administrative agent will retain the ability to require a pledge of foreign assets.

The liens on the collateral securing the obligations under the Bank Group Credit Agreement and guarantees entered into pursuant thereto will be junior to:

•	the liens securing the obligations under the Contribution Deferral Agreement solely with respect to certain parcels of owned real property on which the pension funds have a senior lien; and

•	certain other customary permitted liens.

— Mandatory Prepayments

The Bank Group Credit Agreement includes the following mandatory prepayments (none of which shall be subject to a reinvestment right except as set forth below):

•

75% of the net cash proceeds from certain asset sales (but, in any event, excluding casualty and condemnation events and certain other customary exceptions), except that no prepayment will be required with respect to up to $10 million of net cash proceeds from non real estate asset sales in any fiscal year to the extent reinvested in assets useful to the business;

•	50% of excess cash flow swept on an annual basis;

•	50% of net cash proceeds from equity issuances (subject to certain exceptions, including equity issuances to finance capital expenditures); and

•	100% of cash proceeds from debt issuances that are not permitted by the Bank Group Credit Agreement.

— Covenants

The Bank Group Credit Agreement requires us and our subsidiaries to comply with customary affirmative, negative and financial covenants. Set forth below is a brief description of such covenants:

•

The affirmative covenants include the following: (i) delivery of financial statements and other customary financial information; (ii) notices of events of default and other material events; (iii) maintenance of existence, ability to conduct business, properties, insurance and books and records; (iv) payment of certain obligations; (v) inspection rights; (vi) compliance with laws; (vii) use of proceeds; (viii) further assurances; (ix) additional collateral and guarantor requirements; and (x) quarterly conference calls.

•

The negative covenants include limitations on: (i) liens; (ii) debt (including guaranties); (iii) fundamental changes; (iv) dispositions (including sale leasebacks); (v) affiliate transactions; (vi) restrictive agreements; (vii) restricted payments; (viii) voluntary prepayments of debt; and (ix) amendments to certain material agreements.

•	The financial covenants include maintenance of the following (each as defined in the Bank Group Credit Agreement):

•	Maximum total leverage ratio as described below:

Four Consecutive Fiscal Quarters Ending	Maximum Total Ratio
March 31, 2012	9.00 to 1.00
June 30, 2012	9.30 to 1.00
September 30, 2012	7.00 to 1.00
December 31, 2012	5.90 to 1.00
March 31, 2013	5.30 to 1.00
June 30, 2013	4.60 to 1.00
September 30, 2013	4.00 to 1.00
December 31, 2013	3.60 to 1.00
March 31, 2014	3.30 to 1.00
June 30, 2014	3.20 to 1.00
September 30, 2014	3.00 to 1.00
December 31, 2014	3.10 to 1.00

•	Minimum interest coverage ratio as described below:

Four Consecutive Fiscal Quarters Ending	Minimum Interest Coverage Ratio
March 31, 2012	1.00 to 1.00
June 30, 2012	1.10 to 1.00
September 30, 2012	1.40 to 1.00
December 31, 2012	1.70 to 1.00
March 31, 2013	1.80 to 1.00
June 30, 2013	2.20 to 1.00
September 30, 2013	2.50 to 1.00
December 31, 2013	2.80 to 1.00
March 31, 2014	3.00 to 1.00
June 30, 2014	3.20 to 1.00
September 30, 2014	3.30 to 1.00
December 31, 2014	3.30 to 1.00

•

Minimum available cash, which includes unrestricted cash in which the administrative agent has a perfected first priority lien and the available commitment under the ABL facility (as defined below), of $50,000,000 at all times (subject to a cure period).

•	Minimum EBITDA as described below:

Four Consecutive Fiscal Quarters Ending	Minimum Consolidated EBITDA
September 30, 2011	$125,000,000
December 31, 2011	$125,000,000
March 31, 2012	$160,000,000
June 30, 2012	$160,000,000
September 30, 2012	$210,000,000
December 31, 2012	$250,000,000
March 31, 2013	$275,000,000
June 30, 2013	$325,000,000
September 30, 2013	$370,000,000
December 31, 2013	$415,000,000
March 31, 2014	$450,000,000
June 30, 2014	$475,000,000
September 30, 2014	$495,000,000
December 31, 2014	$495,000,000

•	Maximum capital expenditures covenant as described below, which is subject to a 50% carry-forward of unused amounts to the immediately succeeding fiscal year and use of the available basket amount:

Period	Maximum Capital Expenditures
For the two consecutive fiscal quarters ending December 31, 2011	$90,000,000
For the four consecutive fiscal quarters ending December 31, 2012	$200,000,000
For the four consecutive fiscal quarters ending December 31, 2013	$250,000,000
For the four consecutive fiscal quarters ending December 31, 2014	$355,000,000
For the fiscal quarter ending March 31, 2015	$90,000,000

— Events of Default

The Bank Group Credit Agreement contains customary events of default, including: (a) non-payment of obligations (subject to a three business day grace period in the case of interest and fees); (b) breach of representations, warranties and covenants (subject to a thirty-day grace period in the case of certain affirmative covenants); (c) bankruptcy (voluntary or involuntary); (d) inability to pay debts as they become due; (e) cross default to material indebtedness; (f) ERISA events; (g) change in control; (h) invalidity of liens; (i) cross acceleration to material leases; (j) invalidity or illegality of the collective bargaining agreement with the IBT, and (k) failure to maintain certain amounts of additional available cash commencing August 23, 2013.

ABL Facility

On July 22, 2011, YRCW Receivables LLC, a newly formed, bankruptcy remote, wholly-owned subsidiary of the Company (the “ABL Borrower”), JPMorgan Chase Bank, N.A., as administrative agent (the “ABL Administrative Agent”) and the lenders party thereto entered into a $225.0 million ABL last out term loan facility, (the “Term B Facility”) and a $175.0 million ABL first out term loan facility (the “Term A Facility,” and collectively with the Term B Facility, the “ABL facility”). The ABL facility will terminate on September 30, 2014 (the “Termination Date”).

Pursuant to the terms of the ABL facility, YRC Inc., USF Holland Inc. and USF Reddaway Inc. (each, one of our subsidiaries and each, an “Originator”) will each sell, on an ongoing basis, all accounts receivable originated by that Originator to the ABL Borrower. Under the ABL facility, we were appointed to act as initial servicer of the receivables, but we may delegate our duties to each Originator as a subservicer.

Material terms of the ABL facility include:

•

the ABL facility is secured by a perfected first priority security interest in and lien (subject to permitted liens) upon all accounts receivable (and the related rights) of the ABL Borrower, together with deposit accounts into which the proceeds from such accounts receivable are remitted (collectively, the “ABL Collateral”);

•

the aggregate amount available under the ABL facility is subject to a borrowing base equal to 85% of Net Eligible Receivables, plus 100% of the portion of the ABL facility that has been cash collateralized, minus reserves established by the Agent in its permitted discretion; “Net Eligible Receivables” means, as of any day, the outstanding balance of eligible receivables, and reduced by specified concentration limits and unapplied cash;

•

on the closing date, the ABL Borrower drew the full Term B Facility (such loans, the “Term B Loans”) and $30.0 million under the Term A Facility (such loans, collectively with other loans incurred under the Term A Facility, the “Term A Loans”); amounts received by the ABL Borrower in connection with the closing date loans were utilized to acquire receivables from the Originators and to pay specified expenses;

•

subject to certain limitations, including compliance with the borrowing base, the ABL Borrower shall be entitled to request additional Term A Loans (in an aggregate amount not to exceed $175.0 million) prior to the Termination Date;

•	The ABL facility is subject to payment on the following terms:

•

loans under the ABL facility are subject to mandatory prepayment in connection with a borrowing base shortfall or loans in excess of the applicable commitment; any mandatory prepayments will be applied to cash collateralize the loans under the ABL facility; provided that any such cash collateral shall be released to the extent any such shortfall is reduced or eliminated;

•	borrowings under the Term B Facility are payable in equal quarterly amounts equal to 1% per annum, with the remaining balance payable on the Termination Date;

•

subject to specified exceptions, loans under the Term B Facility may be voluntarily prepaid only upon the termination of commitments under the Term A Facility and payment in full of all Term A Loans thereunder;

•

loans under the Term A Facility and the commitments in respect thereof (i) may not be prepaid and or terminated on or prior to the first anniversary of the closing date and (ii) shall be subject to a 1% prepayment premium after the first anniversary but on or prior to the second anniversary of the closing date;

•

interest on outstanding borrowings is payable at a rate per annum equal to the reserve adjusted LIBOR rate (which is the greater of the adjusted LIBOR rate and 1.50%) or the “ABR Rate” (which is the greatest of the applicable prime rate, the federal funds rate plus 0.5%, and the LIBOR rate plus 1.0%) plus an applicable margin, which, for Term A Loans, will equal 7.00% for LIBOR rate advances and 6.00% for ABR Rate advances, and for Term B Loans, will equal 9.75% for LIBOR rate advances and 8.75% for ABR Rate advances. The stated interest rate applicable on the July 22, 2011 closing date was 8.5% for Term A Loans and 11.25% for Term B Loans;

•	during the continuance of a termination event, the interest rate on outstanding advances will be increased by 2.00% per annum above the rate otherwise applicable;

•	a per annum commitment fee equal to 7.00% per annum on the average daily unused portion of the commitment in respect of the Term A Facility will be payable quarterly in arrears;

•

we were required to deposit an aggregate amount equal to $90.0 million (the “Escrow Amount”) into escrow accounts held by the ABL Administrative Agent, as escrow agent pursuant to an Incentive Escrow Agreement and a Delivery/Maintenance Escrow Agreement (together, the “Escrow Agreements”), we expect such amount to remain in escrow for the term of the ABL facility;

•	we provided a customary, unsecured guaranty of the Originators’ recourse obligations under the ABL facility;

•

pursuant to the terms of a standstill agreement (the “Standstill Agreement”), certain trucks, other vehicles, rolling stock, terminals, depots or other storage facilities, in each case, whether leased or owned, are subject to a standstill period in favor of the collateral agent, the administrative agent and the other secured parties under the ABL facility for a period of 10 business days (absent any exigent circumstances arising as a result of fraud, theft, concealment, destruction, waste or abscondment) with respect to the exercise of rights and remedies by the secured parties with respect to those assets under our other material debt agreements; and

•

the ABL facility contains certain customary affirmative and negative covenants and “Termination Events,” including, without limitation, specified minimum consolidated EBITDA, unrestricted cash and capital expenditure trigger events (that are consistent with the Credit Agreement), and certain customary provisions regarding borrowing base reporting and delivery of financial statements.

Amended and Restated Contribution Deferral Agreement

On July 22, 2011, the amendment and restatement of the contribution deferral agreement between certain of our subsidiaries and certain multiemployer pension funds (the “A&R CDA”) became effective, pursuant to that certain Amendment 10 to Contribution Deferral Agreement, dated as of April 29, 2011, by and among YRC Inc., USF Holland, Inc., New Penn Motor Express, Inc. and USF Reddaway Inc., as primary obligors (the “Primary Obligors”), the Trustees for the Central States, Southeast and Southwest Areas Pension Fund (“CS”) and the other pension funds party thereto (together with CS, the “Funds”), and Wilmington Trust Company, as agent (“Agent”), by and among the Primary Obligors, the Funds and the Agent, which continues to defer pension payments and deferred interest owed as of July 22, 2011 (each, “Deferred Pension Payments” and “Deferred Interest”).

— Maturity and Amortization

The maturity of the A&R CDA is March 31, 2015, and there will be no amortization.

— Interest

The Deferred Pension Payments and Deferred Interest bears interest at a rate, with respect to each Fund, per annum as set forth in its trust documentation as of February 28, 2011. The interest rates applicable on the July 22, 2011 closing date range from 4.0% to 18.0%.

— Application of Certain Payments

In accordance with the reentry arrangements between each Fund and the Primary Obligors, a Fund may require the Primary Obligors to make payments of obligations owed to such Fund under the A&R CDA in lieu of payments required pursuant to the collective bargaining agreement with the IBT or make payments into an escrow arrangement, in each case in an amount equal to such Fund’s current monthly contribution amount.

— Collateral

The Funds maintain their first lien on existing first priority collateral. The Funds allow the secured parties under the Series A Indenture and Series B Indenture (as each are defined below) a second lien behind the secured parties to the Bank Group Credit Agreement on certain properties and the Funds have a third lien on such collateral.

— Most Favored Nations

If any of the Obligors enter into an amendment, modification, supplementation or alteration of the Bank Group Credit Agreement after July 22, 2011 that imposes any mandatory prepayment, cash collateralization, additional interest or fee or any other incremental payment to the Lenders thereunder not required as of July 22, 2011, the Primary Obligors shall pay the Funds 50% of a proportionate additional payment in respect of the Deferred Pension Payments and Deferred Interest, with certain exceptions.

— Guarantors

The A&R CDA guarantee is reaffirmed by its guarantors USF Glen Moore Inc. and Transcontinental Lease, S. de R.L. de C.V.

Standby Letter of Credit Agreement

On July 22, 2011, we entered into an arrangement with Wells Fargo, National Association (“Wells Fargo”) pursuant to which Wells Fargo issued one replacement letter of credit and permitted an existing letter of credit to remain outstanding pursuant to the terms of a Standby Letter of Credit Agreement (the “Standby LC Agreement”), dated as of July 22, 2011, by and among the Company and Wells Fargo. We pledged certain deposit accounts and securities accounts (collectively, the “Pledged Accounts”) to Wells Fargo to secure its obligations in respect of the letters of credit pursuant to a Pledge Agreement (the “Pledge Agreement”), dated as of July 22, 2011, by and among the Company, Wells Fargo and Wells Fargo Securities, LLC. The Pledge Agreement requires that we maintain an amount equal to at least 101% of the face amount of the letters of credit in the Pledged Accounts. The Company is obligated to pay (quarterly in arrears) a fee equal to 1.0% per annum on the average daily amount available to be drawn under each letter of credit during such quarter. In addition, the Standby LC Agreement requires the Company to pay customary and usual fees and expenses in connection with the issuance and maintenance of the letters of credit. To the extent the Company fails to pay amounts due and owing, such amounts will bear interest at Wells Fargo’s prime rate plus 2.0%. The Standby LC Agreement includes customary and usual events of default (and related cure periods), including without limitation, failure to pay amounts when due, failure to comply with covenants, cross default to material debt, bankruptcy and insolvency events, the occurrence of any act, event of condition causing a material adverse effect and the occurrence of a change of control. The total amount of letters of credit outstanding under the Standby LC Agreement is $64.7 million.

Indentures

On July 22, 2011, we issued $140.0 million in aggregate principal amount of the Series A Notes and $100.0 million in aggregate principal amount of the Series B Notes.

Series A Indenture

The Series A Notes are governed by an indenture (the “Series A Indenture”), dated as of July 22, 2011, among us, as issuer, the Guarantors and U.S. Bank National Association, as trustee. Under the terms of the Series A Indenture, the Series A Notes bear interest at a rate of 10% per year and will mature on March 31, 2015. Interest will be payable on a semiannual basis in arrears only in-kind through the issuance of additional Series A Notes.

The Series A Notes become convertible into our common stock, provided that the Charter Amendment Merger has occurred, upon the second anniversary of the issue date of the Series A Notes. After such time, subject to certain limitations on conversion and issuance of shares, holders may convert any outstanding Series A Notes into shares of our common stock at the initial conversion price per share of approximately $0.1134 and an initial conversion rate of 8,822 common shares per $1,000 of the Series A Notes. The conversion price may be adjusted for certain anti-dilution adjustments.

After the Charter Amendment Merger, holders of the Series A Notes will be entitled to vote with our common stock on an as-converted-to-common-stock-basis, provided, that, such number of votes shall be limited to 0.1089 votes for each such share of common stock on an as-converted-to-common stock-basis. We may redeem the Series A Notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to the redemption date.

The Series A Indenture contains covenants limiting, among other things, us and our restricted subsidiaries’ ability to (i) create liens on assets and (ii) merge, consolidated or sell all or substantially all of our and our guarantor’s assets. The covenants are subject to important exceptions and qualifications.

The Series A Notes will be initially guaranteed by all of our domestic subsidiaries that guarantee obligations under the Bank Group Credit Agreement. If any of our existing or future domestic subsidiaries guarantees any indebtedness valued in excess of $5.0 million, then such subsidiary will also guarantee our indebtedness under the Series A Notes. In the event of a sale of all or substantially all of the capital stock or assets of any guarantor, the guarantee of such guarantor will be released. The Series A Notes and the guarantees of the Series A Notes will be our and the guarantors’ senior secured obligations. The Series A Notes and related guarantees will be secured by junior priority liens on substantially the same collateral securing the Bank Group Credit Agreement (other than any leasehold interests and equity interests of subsidiaries to the extent such pledge of equity interests would not require increased financial statement reporting obligations pursuant to Rule 3-16 of Regulation S-X). As of December 31, 2010, the common stock of our largest operating companies, such as YRC Inc., USF Holland Inc., New Penn Motor Express, Inc. and USF Reddaway Inc., would be excluded as collateral under these kick-out provisions.

Series B Indenture

The Series B Notes are governed by an indenture (the “Series B Indenture”), dated as of July 22, 2011, among us, as issuer, the Guarantors and U.S. Bank National Association, as trustee. Under the terms of the Series B Indenture, the Series B Notes bear interest at a rate of 10% per year and will mature on March 31, 2015. Interest will be payable on a semiannual basis in arrears only in-kind through the issuance of additional Series B Notes.

The Series B Notes become convertible into our common stock upon the consummation of the Charter Amendment Merger. After such time, holders may convert any outstanding Series B Notes into shares of our common stock at the initial conversion price per share of approximately $0.0618 and an initial conversion rate of 16,187 common shares per $1,000 of the Series B Notes. The conversion price may be adjusted for certain anti-dilution adjustments. Upon conversion, holders of Series B Notes will not receive any cash payment representing accrued and unpaid interest, however, such holders will receive a make whole premium paid in shares of our common stock for the Series B Notes that were converted.

After the Charter Amendment Merger, holders of the Series B Notes will be entitled to vote with our common stock on an as-converted-to-common-stock-basis, provided, that, such number of votes shall be limited to 0.0594 votes for each such share of common stock on an as-converted-to-common-stock-basis. If a change of control of the Company occurs, we must give the holders of the Series B Notes the right to sell their Series B Notes to us at 101% of their face amount, plus accrued and unpaid interest to the repurchase date.

The Series B Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to:

•	pay dividends or make certain other restricted payments or investments;

•	incur additional indebtedness and issue disqualified stock or subsidiary preferred stock;

•	create liens on assets;

•	sell assets;

•	merge, consolidate, or sell all or substantially all of our or the guarantors’ assets;

•	enter into certain transactions with affiliates; and

•	create restrictions on dividends or other payments by our restricted subsidiaries.

These covenants are subject to important exceptions and qualifications.

The Series B Notes will be initially guaranteed by all of our domestic subsidiaries that guarantee obligations under the Bank Group Credit Agreement. If any of our existing or future domestic subsidiaries guarantees any indebtedness valued in excess of $5.0 million, then such subsidiary will also guarantee our indebtedness under the Series B Notes. In the event of a sale of all or substantially all of the capital stock or assets of any guarantor, the guarantee of such guarantor will be released. The Series B Notes and the guarantees of the Series B Notes will be our and the guarantors’ senior secured obligations. The Series B Notes and related guarantees will be secured by junior priority liens on substantially the same collateral securing the Bank Group Credit Agreement (other than any leasehold interests and equity interests of subsidiaries to the extent such pledge of equity interests would require increased financial statement reporting obligations pursuant to Rule 3-16 of Regulation S-X). As of December 31, 2010, the common stock of our largest operating companies, such as YRC Inc., USF Holland Inc., New Penn Motor Express, Inc. and USF Reddaway Inc., would be excluded as collateral under these kick-out provisions.

Registration Rights Agreements

On July 22, 2011, we and the guarantor subsidiaries entered into registration rights agreements with those holders of our Series A Notes, Series B Notes and Series B Preferred Stock who may be deemed to be our affiliates upon the closing of the exchange offer. Pursuant to the registration rights agreements, we have agreed to prepare and file with the SEC a registration statement covering the resale of such Series A Notes and Series B Notes, as applicable, and the shares of our common stock such securities are convertible into, as well as the shares of our common stock underlying the Series B Preferred Stock, on or prior to the “filing deadline.” The “filing deadline” for each of the initial registration statements is the fifth business day following the date of the consummation of the Charter Amendment Merger. We use our commercially reasonable efforts to cause each such registration statement to be declared effective by the SEC as soon as practicable, but no later than the “effectiveness deadline.” The “effectiveness deadline” for each initial registration statement is sixty (60) days after the filing deadline; subject to certain exceptions.

In the case of the registration statement for the Series A Notes and the registration statement for the Series B Notes, if (i) such registration statement is not filed with the SEC on or prior to its filing deadline, (ii) such registration statement is not declared effective on or prior to its effectiveness deadline, or (iii) after such registration statement has been declared effective, we fail to keep the registration statement effective or the prospectus forming a part of such registration statement is not usable for more than an aggregate of 30 trading days (which need not be consecutive) (other than during a grace period) or (iv) a grace period exceeds the length of an allowable grace period (each of the events described in clauses (i) through (iv), an “event”) then, in each case, we will be required to pay as partial liquidated damages to such holders of Series A Notes or Series B Notes, as applicable, an amount equal to 0.25% of the aggregate principal amount of such holders’ Series A Notes or Series B Notes, as applicable, for the first 30 days from the date of the event until the event is cured (which rate will be increased by an additional 0.25% per annum for each subsequent 30-day period that liquidated damages continue to accrue, provided that the rate at which such liquidated damages accrue may in no event exceed 2.00% per annum). All liquidated damages will be paid on the same day that interest is payable on the Series A Notes or Series B Notes, as applicable, and will be paid-in-kind in Series A Notes or Series B Notes, as applicable.

6% Notes

The 6% Notes indenture provides that the maximum number of shares of our common stock that can be issued in respect of the 6% Notes upon conversion or with respect to the payment of interest or in connection with the make whole premium or otherwise shall be limited to 8,075,200 shares of common stock for $70 million in aggregate principal amount of the 6% Notes, subject to certain adjustments. If the limit is reached, no holder is entitled to any other consideration on account of shares not issued. This limitation terminates if the holders of our common stock approve the termination of this limitation. As of August 8, 2011, a maximum of 5,284,781 shares of the Company’s common stock would be available for future issuances in respect of the 6% Notes. Such limitation on the number of shares of common stock issuable in respect of the 6% Notes applies on a pro rata basis to the approximately $69.4 million in aggregate principal amount of outstanding 6% Notes.

Series A Notes

As of August 8, 2011, there is outstanding $140.0 million in aggregate principal amount of Series A Notes. The Series A Notes are not currently convertible into our common stock.

Series B Notes

As of August 8, 2011, there is outstanding $100.0 million in aggregate principal amount of Series B Notes. The Series B Notes are not currently convertible into our common stock.

Risks and Uncertainties Regarding Future Liquidity

To continue to have sufficient liquidity to meet our cash flow requirements after the closing of the restructuring, including paying cash interest and letter of credit fees, making contributions to multiemployer pension funds and funding capital expenditures:

•	our operating results, pricing and shipping volumes must continue to improve;

•	we must continue to have access to our credit facilities;

•	the cost savings under our labor agreements, including wage reductions and savings due to work rule changes, must continue;

•	we must complete real estate sale transactions currently under contract as anticipated; and

•	we must continue to implement and realize substantial cost savings measures to match our costs with business levels and to continue to become more efficient.

Some or all of these factors are beyond our control and as such we anticipate that we will continue to face risks and uncertainties regarding liquidity.

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

Notwithstanding the restructuring, our balance sheet remains significantly leveraged, a significant portion of our debt would mature prior to or during 2015 and we will continue to face potentially significant future funding obligations for our single and multiemployer pension plans. After giving effect to the restructuring as of July 22, 2011, we have approximately $1.4 billion in aggregate principal amount of outstanding indebtedness. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We also have, and will continue to have, significant operating lease obligations. As of June 30, 2011, our minimum rental expense under operating leases for the remainder of 2011 and full year 2012 was $28.7 million and $43.4 million, respectively. As of June 30, 2011, our operating lease obligations totaled $148.5 million. While we expect that cash generated from operations, together with the proceeds of the ABL facility and the Series B Notes, will be sufficient to allow us to fund our operations, to increase working capital as necessary to support our strategy and to fund planned expenditures for the foreseeable future, we cannot give assurances that we will not face challenges in our liquidity and financial condition in the future.

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

Net Share Settled Contingent Convertible Notes

The balance sheet classification of our net share settled contingent convertible notes between short-term and long-term is dependent upon certain conversion triggers, as defined in the applicable indentures. The contingent convertible notes include a provision whereby the note holder can require immediate conversion of the notes if, among other reasons, the credit rating on the net share settled contingent convertible notes assigned by Moody’s is lower than B2. At June 30, 2011 and December 31, 2010, the conversion trigger was met, and accordingly, the net share settled contingent convertible notes have been classified as a short-term liability in the accompanying consolidated balance sheets. Based upon this particular conversion right and based upon an assumed market price of our stock of $1.00 per share, our aggregate obligation for full satisfaction of the $1.9 million par value of contingent convertible notes would require cash payments of a nominal amount.

Cash Flow Measurements

We use adjusted free cash flow as a measurement to manage working capital and capital expenditures. Free cash flow indicates cash available to fund additional capital expenditures, to reduce outstanding debt (including current maturities) or to invest in our growth strategies. This measurement is used for internal management purposes and should not be construed as a better measurement than net cash from operating activities as defined by generally accepted accounting principles.

The following table illustrates our calculation for determining adjusted free cash flow for the six months ended June 30:

(in millions)	2011	2010
Net cash used in operating activities	$(61.3)	$(14.5)
Acquisition of property and equipment	(22.7)	(10.9)
Restructuring professional fees	27.1	21.9

Adjusted free cash flow	$(56.9)	$(3.5)

Operating cash flows decreased $46.8 million during the six months ended June 30, 2011 versus the same period in 2010. The decrease in cash from operations was largely due to an income tax refund of $0.3 million in 2011 compared to an $83.2 million income tax refund received in 2010. Additionally, an increase in business volumes during the second quarter of 2011 contributed to an increase in accounts receivable and accounts payable from December 2010 to June 2011 of $98.0 million and $10.0 million, respectively. Operating cash flows used by our discontinued operations were $4.5 million for the six months ended June 30, 2010 with no comparable amount in 2011.

Property and equipment additions were $11.8 million higher in 2011 versus 2010 and reflect our commitment to improve the age of our fleet as we begin to fund new revenue equipment purchases.

Net cash provided by financing activities was $67.9 million in 2011 versus $30.8 million in 2010. During the six months ended June 30, 2011, we increased our net borrowings under our ABS facility by $41.4 million and our other long-term indebtedness by $31.6 million and paid debt issuance costs of $5.2 million.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of June 30, 2011. The amounts provided below are based on contractual terms as of June 30, 2011 and do not give effect to any changes as a result of the July 22, 2011 restructuring including the extension of maturities.

Contractual Cash Obligations

	Payments Due by Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Balance sheet obligations:(a)
ABS borrowings including interest (b)	$170.6	$—	$—	$—	$170.6
Deferred interest and fees for the ABS Facility (c)	25.8	—	—	—	25.8
Long-term debt including interest(d)	46.8	515.5	—	—	562.3
Deferred interest and fees for the Credit Agreement (e)	166.1	—	—	—	166.1
Lease financing obligations	42.0	87.2	91.0	166.7	386.9	(f)
Pension deferral obligations including interest (g)	138.7	28.6	—	—	167.3
Deferred interest and fees for pension obligations (g)	4.5	—	—	—	4.5
Workers’ compensation, property damage and liability claims obligations	129.2	139.9	65.0	131.4	465.5
Off balance sheet obligations:
Operating leases	57.4	46.8	22.5	21.8	148.5
Capital expenditures	39.4	—	—	—	39.4

Total contractual obligations	$820.5	$818.0	$178.5	$319.9	$2,136.9

(a)	Total liabilities for unrecognized tax benefits as of June 30, 2011, were $44.0 million and are classified on the Company’s consolidated balance sheet within “Other Current and Accrued Liabilities”.
(b)	On July 22, 2011, we refinanced our ABS facility with an ABL facility and extended the maturity from October 2011 to September 2014. Accordingly, for balance sheet presentation purposes, we have classified our debt under the ABS facility as of June 30, 2011 as long-term debt.
(c)	The $25.8 million of deferred interest and fees for the ABS Facility includes $15.0 million of deferred commitment fees and as part of the July 22, 2011 transaction these amounts have been waived.
(d)	As part of the restructuring that closed on July 22, 2011 the Lenders waived the existence of the Milestone Failure and agreed that the Milestone Failure shall not provide any basis for a Milestone Default under the Credit Agreement. Accordingly, for balance sheet presentation purposes, we have classified our debt under the Credit Agreement as of June 30, 2011 as long-term debt based on the March 31, 2015 maturity date.
(e)	The $166.1 million of deferred interest and fees under the Credit Agreement were exchanged for Series B Preferred Stock and Series A Notes as a part of the July 22, 2011 restructuring.
(f)	The $386.9 million of lease financing obligation payments represent interest payments of $300.5 million and principal payments of $86.4 million.
(g)	As part of the restructuring that closed on July 22, 2011 we extended the maturities under the A&R CDA from December 2012 to March 2015. Accordingly, for balance sheet presentation purposes, we have classified our debt under the Contribution Deferral Agreement as of June 30, 2011 as long-term debt.

During the six months ended June 30, 2011, we entered into no new operating leases for revenue equipment.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Unused line of credit
ABS Facility	$9.5	$—	$—	$—	$9.5
Credit Agreement(a)	—	7.8	—	—	7.8
Letters of credit	64.7	447.8		—	512.5
Surety bonds	96.8	—	—	—	96.8

Total commercial commitments	$171.0	$455.6	$—	$—	$626.6

(a)	The unused line of credit for the Credit Agreement excludes the impact of the restricted revolver reserves of $70.9 million at June 30, 2011.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be applied retrospectively. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Based on the Company’s evaluation of this ASU, the adoption of this amendment will only impact the presentation of comprehensive income on the Company’s consolidated condensed financial statements.

In May 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement, resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments to this ASU are to be applied prospectively. ASU No. 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Based on the Company’s evaluation of this ASU, the adoption of this amendment will not have a material impact on the Company’s consolidated condensed financial statements.

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

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our principal executive and principal financial officers, or persons performing similar functions, have evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of June 30, 2011.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We discuss legal proceedings in the “Commitments and Contingencies” note to our consolidated financial statements.

Item 1A.	Risk Factors

For information regarding risk factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the Company’s risk factors during the first six months of 2011, except as set forth below.

Our common stock currently listed on the NASDAQ is subject to delisting because we consummated the exchange offer.

On July 22, 2011, we received a staff determination letter from The NASDAQ Stock Market (“NASDAQ”) stating that our common stock should be delisted because we issued the Series B Preferred Stock, the Series A Notes and the Series B Notes at the closing of the restructuring in violation of NASDAQ Listing Rules 5635(b) and 5635(d) and because such issuance raises public interest concerns under NASDAQ Listing Rule 5101. The Company has appealed the staff’s determination to a hearing panel pursuant to the procedures set forth in the NASDAQ Listing Rule 5800 series.

In addition, NASDAQ’s continued listing requirements provide, among other requirements, that the minimum trading price of our common stock not fall below $1.00 per share over a consecutive 30 day trading period. Upon receipt from NASDAQ of notice of non-compliance, we would have a period of 180 days to regain compliance with this requirement. The price per share of our common stock may fall below the $1.00 per share minimum trading price. There can be no assurance that we will regain compliance within the requisite time period following completion of the proposed restructuring, or at all.

Delisting of our common stock would have an adverse effect on the market liquidity of our common stock and, as a result, the market price for our common stock could become more volatile. Furthermore, delisting also could make it more difficult for us to raise additional capital.

There may be a delay or difficulty in our being able to relist our common stock on an exchange.

As discussed above, if our common stock is delisted by the NASDAQ, it may take some time before we are able to relist our common stock on NASDAQ or to list our common stock on another national stock exchange. In such circumstances, it is possible that we will not be able to list our common stock on NASDAQ or another national stock exchange within the first year after the closing of the restructuring. If our common stock is not listed on NASDAQ or another national stock exchange, there may be an adverse effect on the market liquidity of our common stock and, as a result, the market price for our common stock could become more volatile. Furthermore, the absence of a listing of our common stock on a national stock exchange could also make it more difficult for us to raise additional capital.

Our substantial indebtedness and operating lease obligations could adversely affect our financial flexibility and our competitive position.

We have, and upon consummation of the restructuring, continue to have a significant amount of indebtedness. After giving effect to the restructuring, we have approximately $1.4 billion in aggregate principal amount of outstanding indebtedness. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We also have, and will continue to have, significant lease obligations. As of June 30, 2011, our minimum rental expense under operating leases for the remainder of 2011 and full year 2012 was $28.7 million and $43.4 million, respectively. As of June 30, 2011, our total operating lease obligations totaled $148.5 million. Our substantial indebtedness and lease obligations could have other important consequences to you and significant effects on our business. For example, it could:

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness and leases, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from taking advantage of business opportunities;

•	make it more difficult to satisfy our financial obligations;

•	place us at a competitive disadvantage compared to our competitors that have less debt and lease obligations; and

•

limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes on satisfactory terms or at all.

In addition, the indenture governing our Series B Notes contains, and the agreements evidencing or governing our existing or future indebtedness may contain, restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could increase the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although covenants under the indenture governing the Series B Notes, our amended and restated credit agreement and other agreements will limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness, the terms of the indenture governing the Series B Notes, our amended and restated credit agreement and other agreements will permit us to incur significant additional indebtedness. In addition, the indentures governing our new Series A Notes and Series B Notes will not prohibit us from incurring obligations that do not constitute indebtedness as defined therein. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial indebtedness described above, including our possible inability to service our indebtedness, will increase.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the indentures governing the new convertible notes, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the notes.

In addition, if we are unable to meet our debt service obligations under our existing and future indebtedness, the holders of such indebtedness would have the right, following any applicable cure period, to cause the entire principal amount thereof to become immediately due and payable. If our outstanding indebtedness was accelerated, we cannot assure you that our assets would be sufficient to repay in full the money owed, including holders of the new convertible notes.

Restrictive covenants in the documents governing our existing and future indebtedness may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

The documents governing our existing indebtedness contain and the documents governing any of our future indebtedness will likely contain a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest. The documents governing our existing indebtedness, among other things, limit our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments;

•	enter into agreements that restrict distributions from restricted subsidiaries;

•	sell or otherwise dispose of assets, including capital stock of restricted subsidiaries;

•	enter into transactions with affiliates;

•	create or incur liens;

•	enter into sale/leaseback transactions;

•	merge, consolidate or sell substantially all of our assets;

•	make investments and acquire assets; and

•	make certain payments on indebtedness;

The restrictions could adversely affect our ability to:

•	finance our operations;

•	make needed capital expenditures;

•	make strategic acquisitions or investments or enter into alliances;

•	withstand a future downturn in our business or the economy in general;

•	engage in business activities, including future opportunities, that may be in our interest; and

•	plan for or react to market conditions or otherwise execute our business strategies.

Our ability to obtain future financing or to sell assets could be adversely affected because a very large majority of our assets have been secured as collateral for the benefit of the holders of our indebtedness.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity” for additional information regarding our liquidity.

Item 5. Other Information

On August 3, 2011, our board of directors approved an amendment to our bylaws to provide that a majority of the voting power entitled to vote, present in person or represented by proxy, shall constitute a quorum at a meeting of the stockholders, replacing in its entirety the prior provision that provided that the holders of a majority of the outstanding shares (exclusive of treasury stock) of each class of stock entitled to vote at the meeting, present in person or by proxy, shall constitute a quorum for the transaction of any business, unless or except to the extent that the presence of a larger number may be required by law. The amended bylaws also provide that the chairman of the meeting or the holders of a majority of the voting power entitled to vote who are present, in person or by proxy, may adjourn the meeting to another date or time, if a quorum fails to attend any meeting.

Item 6. Exhibits

3.1	Certificate of Designations of Series A Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on July 25, 2011, File No. 000-12255).

3.2	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on July 25, 2011, File No. 000-12255).

3.3*	Bylaws of the Company, as amended through August 3, 2011.

10.1	Amendment No. 21 (dated April 29, 2011) to the Credit Agreement (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011, File No. 000-12255).

10.2*	Amended and Restated Credit Agreement, dated as of July 22, 2011, by and among the Company, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, and the lenders party thereto.

10.3	Amendment No. 23 (dated April 29, 2011) to the ABS Facility (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011, File No. 000-12255).

10.4*	Credit Agreement, dated as of July 22, 2011, by and among YRCW Receivables LLC, as borrower, the Company, as servicer, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

10.5	Amendment No. 9 (dated April 29, 2011) and Amendment No. 10 (dated April 29, 2011) to the Contribution Deferral Agreement (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011, File No. 000-12255).

10.6*	Amended and Restated Contribution Deferral Agreement, dated as of July 22, 2011, by and among YRC Inc., USF Holland Inc., New Penn Motor Express, Inc. and USF Reddaway Inc., collectively as primary obligors, the Trustees for the Central States, Southeast and Southwest Areas Pension Fund, the Wilmington Trust Company, as agent, and the other funds party thereto

10.7*	Series A Indenture, dated as of July 22, 2011, by and among the Company, as issuer, the subsidiaries of the Company party thereto, as guarantors, and U.S. Bank National Association, as trustee.

10.8*	Series B Indenture, dated as of July 22, 2011, by and among the Company, as issuer, the subsidiaries of the Company party thereto, as guarantors, and U.S. Bank National Association, as trustee.

10.9*	Series A Notes Registration Rights Agreement, dated as of July 22, 2011, by and among the Company, the subsidiaries of the Company party thereto, as guarantors, and the holders party thereto.

10.10*	Series B Notes Registration Rights Agreement, dated as of July 22, 2011, by and among the Company, the subsidiaries of the Company party thereto, as guarantors, and the holders party thereto.

10.11*	Series B Preferred Stock Registration Rights Agreement, dated as of July 22, 2011, by and among the Company and the holders party thereto.

10.12*	Amended and Restated Pledge and Security Agreement, dated as of July 22, 2011, by and among the Company, the subsidiaries of the Company party thereto, as grantors, and JPMorgan Chase Bank, National Association, as administrative agent and as collateral agent.

10.13*	Pledge and Security Agreement, dated as of July 22, 2011, by and among the Company, the subsidiaries of the Company party thereto, as grantors, and U.S. Bank National Association, as collateral trustee.

10.14*	Amended and Restated Intercreditor Agreement, dated as of July 22, 2011, by and among the Company, the subsidiaries of the Company party thereto, JPMorgan Chase Bank, National Association, as bank group representative, Wilmington Trust Company, as pension fund representative, U.S. Bank National Association, as convertible note representative, JPMorgan Chase Bank, N.A., as ABL representative, and the other bank group loan parties party thereto.

10.15*	Collateral Trust Agreement, dated as of July 22, 2011, by and among the Company, the subsidiaries of the Company party thereto, U.S. Bank National Association, as Series A Notes indenture trustee, U.S. Bank National Association, as Series B Notes indenture trustee, and U.S. Bank National Association, as collateral trustee.

10.16*	Employment Agreement, dated as of July 22, 2011, by and among the Company and James L. Welch.

10.17	Support Agreement, dated April 29, 2011, by and among the Company and certain lenders under its Credit Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed on April 29, 2011, File No. 000-12255).

10.18	Summary of Principal Terms of Proposed Restructuring, dated as of April 21, 2011 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed on April 29, 2011, File No. 000-12255).

10.19	Support Agreement, dated as of April 29, 2011, by and among the Company and TNFINC (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K, filed on April 29, 2011, File No. 000-12255).

10.20	YRC Worldwide Inc. Director Compensation Plan (incorporated by reference to Exhibit 10.12.1 to Annual Report on Form 10-K/A for the year ended December 31, 2010, filed on April 29, 2011, File No. 000-12255).

10.21	Commitment Letter, dated as of May 15, 2011 and agreed and accepted by the Company on May 16, 2011, by and between the Company and Morgan Stanley (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed on May 17, 2011, File No. 000-12255).

10.22*	Termination Notice Letter to Morgan Stanley, dated July 7, 2011.

10.23	Commitment Letter, dated July 7, 2011, between the Company and the Commitment Parties set forth therein (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed on July 8, 2011, File No. 000-12255).

31.1*	Certification of James L. Welch pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Paul F. Liljegren pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James L. Welch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Paul F. Liljegren pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates documents filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC Worldwide Inc.
Registrant

Date:	August 8, 2011	/s/ James L. Welch
James L. Welch
Chief Executive Officer

Date:	August 8, 2011	/s/ Paul F. Liljegren
Paul F. Liljegren
Senior Vice President Finance – Controller
Principal Accounting Officer