Form 10-Q
period 2011-09-30
YRC Worldwide Inc.
filed 2011-11-09
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common Stock, $0.01 par value per share	2,053,961,226 shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(Amounts in thousands except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$162,814	$143,017
Accounts receivable, net	546,580	442,500
Prepaid expenses and other	183,992	182,515
Restricted amounts held in escrow	64,680	—

Total current assets	958,066	768,032

Property and Equipment:
Cost	3,144,679	3,237,971
Less — accumulated depreciation	(1,733,523)	(1,687,397)

Net property and equipment	1,411,156	1,550,574

Intangibles, net	124,828	139,525
Restricted amounts held in escrow	93,805	—
Other assets	96,741	134,802

Total assets	$2,684,596	$2,592,933

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$145,932	$147,112
Wages, vacations and employees’ benefits	231,088	196,486
Other current and accrued liabilities	304,990	452,226
Current maturities of long-term debt	9,513	222,873

Total current liabilities	691,523	1,018,697

Other Liabilities:
Long-term debt, less current portion	1,331,585	837,262
Deferred income taxes, net	104,892	118,624
Pension and postretirement	445,268	447,928
Claims and other liabilities	374,006	360,439
Commitments and contingencies

Shareholders’ Deficit:
Cumulative Preferred stock, $1.00 par value per share — authorized 5,000,000
Series A Preferred stock, shares issued 1 and 0, liquidation preference $1 and $0	—	—
Series B Preferred stock, shares issued 0 and 0, liquidation preference $0 and $0	—	—
Common stock, $0.01 par value per share — authorized 10,000,000,000 and 80,000,000 shares, issued 1,938,233,000 and 47,684,000 shares	19,382	477
Capital surplus	1,875,874	1,643,277
Accumulated deficit	(1,821,294)	(1,499,514)
Accumulated other comprehensive loss	(241,271)	(239,626)
Treasury stock, at cost (123,000 shares)	(92,737)	(92,737)

Total YRC Worldwide Inc. shareholders’ deficit	(260,046)	(188,123)
Non-controlling interest	(2,632)	(1,894)

Total shareholders’ deficit	(262,678)	(190,017)

Total liabilities and shareholders’ deficit	$2,684,596	$2,592,933

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the Three and Nine Months Ended September 30

(Amounts in thousands except per share data)

(Unaudited)

	Three Months		Nine Months
	2011	2010	2011	2010
Operating Revenue	$1,276,418	$1,136,836	$3,656,516	$3,243,081

Operating Expenses:
Salaries, wages and employees’ benefits	726,777	683,034	2,112,222	2,017,046
Equity based compensation expense	15,443	2,211	14,795	30,540
Operating expenses and supplies	304,177	235,222	888,707	716,011
Purchased transportation	142,241	122,882	402,681	337,784
Depreciation and amortization	46,203	49,785	143,056	150,491
Other operating expenses	76,049	65,967	212,904	186,471
(Gains) losses on property disposals, net	(10,790)	(3,429)	(21,026)	3,183
Impairment charges	—	—	—	5,281

Total operating expenses	1,300,100	1,155,672	3,753,339	3,446,807

Operating Loss	(23,682)	(18,836)	(96,823)	(203,726)

Nonoperating (Income) Expenses:
Interest expense	37,679	43,922	116,551	126,234
Equity investment impairment	—	—	—	12,338
Fair value adjustment of derivative liabilities	79,221	—	79,221	—
(Gain) loss on extinguishment of debt	(26,035)	1,935	(25,212)	1,935
Restructuring transactions costs	17,783	—	17,783	—
Other, net	(3,588)	(976)	(4,445)	(5,767)

Nonoperating expenses, net	105,060	44,881	183,898	134,740

Loss from Continuing Operations Before Income Taxes	(128,742)	(63,717)	(280,721)	(338,466)
Income tax benefit	(8,658)	(3,794)	(15,785)	(9,448)

Net Loss from Continuing Operations	(120,084)	(59,923)	(264,936)	(329,018)
Net Loss from Discontinued Operations, net of tax	—	(2,514)	—	(17,876)

Net Loss	(120,084)	(62,437)	(264,936)	(346,894)
Less: Net Loss Attributable to Non-Controlling Interest	(267)	(696)	(1,204)	(1,543)

Net Loss Attributable to YRC Worldwide Inc.	$(119,817)	$(61,741)	$(263,732)	$(345,351)

Amortization of beneficial conversion feature on preferred stock	(58,048)	—	(58,048)	—

Net Loss Attributable to Common Shareholders	$(177,865)	$(61,741)	$(321,780)	$(345,351)

Average Common Shares Outstanding — Basic and Diluted	351,821	46,530	150,185	36,930
Loss Per Share — Basic and Diluted
Loss from Continuing Operations Attributable to YRC Worldwide Inc.	$(0.51)	$(1.27)	$(2.14)	$(8.87)
Loss from Discontinued Operations	—	(0.06)	—	(0.48)

Net Loss Per Share	$(0.51)	$(1.33)	$(2.14)	$(9.35)

Amounts attributable to YRC Worldwide Inc. common shareholders:
Loss from Continuing Operations, net of tax	$(119,817)	$(59,227)	$(263,732)	$(327,475)
Loss from Discontinued Operations, net of tax	—	(2,514)	—	(17,876)

Net Loss	$(119,817)	$(61,741)	$(263,732)	$(345,351)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the Nine Months Ended September 30

(Amounts in thousands)

(Unaudited)

	2011	2010
Operating Activities:
Net loss	$(264,936)	$(346,894)
Noncash items included in net loss:
Depreciation and amortization	143,056	155,444
Equity based compensation expense	14,795	30,540
Impairment charges	—	17,619
Gain on sale of affiliate	—	(638)
(Gain) loss on extinguishment of debt	(25,212)	1,935
Fair value adjustment of derivative liabilities	79,221	—
(Gains) losses on property disposals, net	(21,026)	4,583
Deferred income tax benefit, net	(1,269)	(9,963)
Amortization of deferred debt costs	22,627	35,697
Paid-in-kind interest on Series A Notes and Series B Notes	5,126	—
Other noncash items, net	(3,395)	(4,368)
Restructuring transaction costs	17,783	—
Changes in assets and liabilities, net:
Accounts receivable	(104,454)	(37,635)
Accounts payable	(1,003)	(3,367)
Other operating assets	(16,952)	74,538
Other operating liabilities	102,857	73,184

Net cash used in operating activities	(52,782)	(9,325)

Investing Activities:
Acquisition of property and equipment	(36,083)	(12,935)
Proceeds from disposal of property and equipment	43,356	71,343
Deposits into restricted escrow	(158,485)	—
Disposition of affiliate, net of cash sold	—	22,883
Other	3,463	5,223

Net cash provided by (used in) investing activities	(147,749)	86,514

Financing Activities:
Asset backed securitization payments, net	(122,788)	(23,497)
Issuance of long-term debt	411,602	153,458
Repayment of long-term debt	(36,466)	(187,858)
Debt issuance costs	(30,472)	(12,713)
Equity issuance costs	(1,548)	(17,323)
Equity issuance proceeds	—	15,906
Stock issued in connection with the 6% Notes	—	11,994

Net cash provided by (used in) financing activities	220,328	(60,033)

Net Increase In Cash and Cash Equivalents	19,797	17,156

Cash and Cash Equivalents, Beginning of Period	143,017	97,788

Cash and Cash Equivalents, End of Period	$162,814	$114,944

Supplemental Cash Flow Information:
Interest paid	$(44,827)	$(31,947)
Income tax (payments) refunds, net	(1,288)	83,035
Pension contribution deferral transfer to long-term debt	—	4,361
Lease financing transactions	8,985	29,613
Deferred interest and fees converted to equity	43,164	—
Interest paid in stock for the 6% Notes	2,082	2,007

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT

YRC Worldwide Inc. and Subsidiaries

For the Nine Months Ended September 30, 2011

(Amounts in thousands)

(Unaudited)

Common Stock
Beginning balance	$477
Issuance of equity upon conversion of Series B Notes	272
Conversion of Series B Preferred Stock to common shares	18,631
Interest paid in stock for the 6% Notes	2

Ending balance	$19,382

Capital Surplus
Beginning balance	$1,643,277
Issuance of equity upon conversion of Series B Notes	1,385
Conversion of Series B Preferred Stock to common shares	39,417
Interest paid in stock for the 6% Notes	2,080
Conversion feature embedded in the Series A Notes	26,526
Conversion feature embedded in the Series B Notes	106,793
Beneficial conversion feature on preferred stock	58,048
Equity issuance costs	(1,548)
Share-based compensation	(104)

Ending balance	$1,875,874

Accumulated Deficit
Beginning balance	$(1,499,514)
Net loss attributable to YRC Worldwide Inc.	(263,732)
Amortization of beneficial conversion feature on preferred stock	(58,048)

Ending balance	$(1,821,294)

Accumulated Other Comprehensive Loss
Beginning balance	$(239,626)
Pension, net of tax:
Amortization of net losses and other adjustments	(791)
Foreign currency translation adjustment	(854)

Ending balance	$(241,271)

Treasury Stock, At Cost
Beginning and ending balance	$(92,737)

Total YRC Worldwide Inc. Shareholders’ Deficit	$(260,046)

Noncontrolling Interest
Beginning balance	$(1,894)
Net loss attributable to the noncontrolling interest	(1,204)
Capital investment	757
Foreign currency translation adjustments	(291)

Ending balance	$(2,632)

Total shareholder’s deficit	$(262,678)

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries

(Unaudited)

1. Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. These services include global, national and regional ground transportation. Our operating subsidiaries include the following:

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

At September 30, 2011, approximately 77% of our labor force is subject to various collective bargaining agreements, which predominantly expire in 2015.

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

Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates. We have prepared the consolidated financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included in these financial statements herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Current Report on Form 8-K filed on May 17, 2011, for the year ended December 31, 2010.

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

At September 30, 2011 and December 31, 2010, the net book value of assets held for sale was approximately $54.8 million and $71.2 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets. We recorded charges of $1.1 million and $8.2 million for the three and nine months ended September 30, 2011, and $3.9 million and $27.2 million for the three and nine months ended September 30, 2010, respectively, to reduce properties and equipment held for sale to estimated fair value, less cost to sell. These charges are included in “(Gains) losses on Property Disposals, Net” in the accompanying statements of consolidated operations.

Impairment of Long-Lived Assets

If facts and circumstances indicate that the carrying amount of held-and-used identifiable amortizable intangibles and property, plant and equipment may be impaired, we perform an evaluation of recoverability in accordance with FASB ASC Topic 360. Our evaluation compares the estimated future undiscounted cash flows associated with the asset or asset group to its carrying amount to determine if a fair value estimate is required. The carrying amount of an impaired asset would be reduced to fair value if the estimated fair value was less than the carrying value of the asset group.

During the quarter ended September 30, 2011 we determined a review for impairment of our long-lived asset groups was necessary in connection with an update of our internal business forecasts. Our analysis of estimated future undiscounted cash flows indicated it was not necessary to estimate the fair value of such asset groups at September 30, 2011, with the exception of the long-lived asset group comprising our Truckload operating segment. The estimated fair value of our Truckload operating segment exceeded its carrying amount resulting in no impairment charge for long-lived assets held-and-used as of September 30, 2011. The estimated fair value of our Truckload operating subsidiary is primarily based on an appraisal of the revenue equipment comprising such asset group, a Level 3 fair value measurement.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates their fair value due to the short-term nature of these instruments. Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value based on quoted market prices, a Level 1 fair value measurement.

3. Liquidity

The Restructuring

On July 22, 2011, we completed our previously disclosed financial restructuring, which included the following transactions (collectively referred to herein as the “restructuring”):

•

an exchange offer, whereby we issued to our lenders under our then-existing credit agreement (the “Credit Agreement”) an aggregate of 3,717,948 shares of our new Series B Convertible Preferred Stock, par value $1.00 per share (the “Series B Preferred Stock”) and $140.0 million in aggregate principal amount of our new 10% Series A Convertible Senior Secured Notes due 2015 (the “Series A Notes”);

•	the issuance and sale for cash to such lenders of $100.0 million in aggregate principal amount of our new 10% Series B Convertible Senior Secured Notes due 2015 (the “Series B Notes”);

•

the execution of an amended and restated credit agreement, new asset-based loan facility and an amended and restated contribution deferral agreement with certain multiemployer pension funds, as further described below;

•

the issuance of 1,282,051 shares of our Series B Preferred Stock, which shares were delivered on July 25, 2011 to the Teamster-National 401(k) Savings Plan for the benefit of the Company’s International Brotherhood of Teamsters (“IBT”) employees;

•	the issuance of one share of our new Series A Voting Preferred Stock (the “Series A Voting Preferred Stock”), to the IBT to confer certain board representation rights;

•

the repayment in full and termination of our then-outstanding asset-backed securitization facility (the “ABS facility”) and collateralizing our outstanding letters of credit with cash (see “Standby Letter of Credit Agreement” below); and

•

the Teamsters National Freight Industry Negotiating Committee (“TNFINC”) of the IBT waived its right to terminate, and agreed not to further modify, the Agreement for the Restructuring of the YRC Worldwide Inc. Operating Companies, dated as of September 24, 2010 (as amended, the “2010 MOU”) such that the collective bargaining agreement will be fully binding until its specified term of March 31, 2015.

On September 16, 2011, we amended and restated our certificate of incorporation through the merger with a wholly owned subsidiary to, among other things, increase the amount of authorized shares of common stock to a sufficient number to (i) permit the automatic conversion of the shares of Series B Preferred Stock into shares of our common stock, (ii) provide sufficient authorized common shares for conversion of the Series A Notes and the Series B Notes into our common stock at an initial conversion rate of 8,822 common shares per $1,000 of the Series A Notes and 16,187 common shares per $1,000 of the Series B Notes (which conversion rate applies also to the Series B Notes make whole premium) and (iii) provide sufficient authorized shares for a new equity incentive plan and future equity issuances. Upon the effectiveness of such amendment, all 4,999,999 shares of our Series B Preferred Stock automatically converted into 1,863,110,599 shares of our common stock and no shares of our Series B Preferred Stock remain outstanding.

The table below summarizes the cash flow activity as it relates to the restructuring as of July 22, 2011.

(in millions) Sources of Funds		Uses of Funds
Issuance of Series B Notes	$100.0	Retirement of ABS facility borrowings	$164.2
Borrowings on the ABL Facility	255.0	Restricted amounts held in escrow — Standby Letter of Credit Agreement	64.7
Additional borrowings under the revolving credit facility	18.5	Fees, expenses and original issue discount of restructuring	57.0
Company cash	2.4	Restricted amounts held in escrow — ABL facility	90.0

Total sources of funds	$375.9	Total uses of funds	$375.9

CREDIT FACILITIES

Upon completing the restructuring, we now have two primary credit vehicles:

•	the amended and restated credit agreement, and

•	an asset-backed lending facility.

The amended and restated credit agreement and the asset-backed lending facility are collectively referred to herein as the “credit facilities.”

Bank Group Credit Agreement

On July 22, 2011, we, entered into an amended and restated credit agreement (the “Bank Group Credit Agreement”) with JPMorgan Chase Bank, National Association, as administrative agent and the certain financial institutions party thereto as lenders, which partially refinanced the existing Credit Agreement with a $307.4 million in aggregate principal amount term loan and the $437.0 million of issued but undrawn and outstanding letters of credit. No amounts under the term loan, once repaid, may be reborrowed. New letters of credit may be issued in substitution or replacement of the rollover letters of credit for the same or a substantially similar purpose substantially concurrently with (and in any event within twenty days of) such substitution or replacement. The Bank Group Credit Agreement also waived the outstanding Milestone Failure (as defined in the Credit Agreement) under the Credit Agreement.

— Maturity and Amortization: The maturity of the term loan and, subject to the ability to replace or substitute letters of credit, letters of credit, will be March 31, 2015. The term loan will not amortize.

— Interest and Fees: The term loan, at our option, will bear interest at either (x) 5.50% in excess of the alternate base rate (i.e., the greater of the prime rate and the federal funds effective rate in effect on such day plus 1/2 of 1%) in effect from time to time, or (y) 6.50% in excess of the London interbank offer rate (adjusted for maximum reserves). The London interbank offer rate will be subject to a floor of 3.50% and the alternate base rate will subject to a floor of the then-applicable London interbank offer rate plus 1.0%. The stated interest rate applicable on September 30, 2011 and October 31, 2011 was 10%.

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

— Guarantors: All our obligations under the Bank Group Credit Agreement are unconditionally guaranteed by our U.S. subsidiaries (other than the ABL Borrower (as defined below) or (for one year and two days following the closing) the existing special purpose subsidiary that was a borrower under our ABS facility) (collectively, the “Guarantors”).

— Collateral: The collateral securing the obligations under the Bank Group Credit Agreement and guarantees entered into pursuant thereto is substantially similar to the collateral securing the previous Credit Agreement, which includes the following (subject to certain customary exceptions):

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

— Mandatory Prepayments: The Bank Group Credit Agreement includes the following mandatory prepayments (none of which shall be subject to a reinvestment right except as set forth below):

•

75% of the net cash proceeds from certain asset sales (but, in any event, excluding casualty and condemnation events and certain other customary exceptions), except that no prepayment will be required with respect to up to $10 million of net cash proceeds from non real estate asset sales in any fiscal year to the extent reinvested in assets useful to the business;

•	50% of Excess Cash Flow as defined in the Bank Group Credit Agreement swept on an annual basis;

•	50% of net cash proceeds from equity issuances (subject to certain exceptions, including equity issuances to finance capital expenditures); and

•	100% of cash proceeds from debt issuances that are not permitted by the Bank Group Credit Agreement.

— Covenants: The Bank Group Credit Agreement requires us and our subsidiaries to comply with certain affirmative, negative and financial covenants. Set forth below is a brief description of such covenants:

•

The affirmative covenants include the following: (i) delivery of financial statements and other financial information; (ii) notices of events of default and other material events; (iii) maintenance of existence, ability to conduct business, properties, insurance and books and records; (iv) payment of certain obligations; (v) inspection rights; (vi) compliance with laws; (vii) use of proceeds; (viii) further assurances; (ix) additional collateral and guarantor requirements; and (x) quarterly conference calls.

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

As of September 30, 2011, the Company was in compliance with its financial covenants.

— Events of Default: The Bank Group Credit Agreement contains certain events of default, including: (a) non-payment of obligations (subject to a three business day grace period in the case of interest and fees); (b) breach of representations, warranties and covenants (subject to a thirty-day grace period in the case of certain affirmative covenants); (c) bankruptcy (voluntary or involuntary); (d) inability to pay debts as they become due; (e) cross default to material indebtedness; (f) ERISA events; (g) change in control; (h) invalidity of liens; (i) cross acceleration to material leases; (j) invalidity or illegality of the collective bargaining agreement with the IBT, and (k) failure to maintain certain amounts of additional available cash commencing August 23, 2013.

ABL Facility

On July 22, 2011, YRCW Receivables LLC, a newly formed, bankruptcy remote, wholly-owned subsidiary of the Company (the “ABL Borrower”), JPMorgan Chase Bank, N.A., as administrative agent (the “ABL Administrative Agent”) and other lenders entered into a $225.0 million ABL last out term loan facility, (the “Term B Facility”) and a $175.0 million ABL first out term loan facility (the “Term A Facility,” and collectively with the Term B Facility, the “ABL facility”). The ABL facility will terminate on September 30, 2014 (the “Termination Date”).

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

•

the ABL Borrower drew the full Term B Facility (such loans, the “Term B Loans”) and $30.0 million under the Term A Facility (such loans, collectively with other loans incurred under the Term A Facility, the “Term A Loans” on the closing date of the restructuring to acquire receivables from the Originators and to pay specified expenses; the Company drew an additional $30.0 million on October 14, 2011 under the Term A Facility for a total outstanding balance of $60 million as of October 31, 2011;

•

subject to certain limitations, including compliance with the borrowing base, the ABL Borrower is entitled to request additional Term A Loans (in an aggregate amount not to exceed $175.0 million) prior to the Termination Date;

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

•

interest on outstanding borrowings is payable at a rate per annum equal to the reserve adjusted LIBOR rate (which is the greater of the adjusted LIBOR rate and 1.50%) or the “ABR Rate” (which is the greatest of the applicable prime rate, the federal funds rate plus 0.5%, and the LIBOR rate plus 1.0%) plus an applicable margin, which, for Term A Loans, will equal 7.00% for LIBOR rate advances and 6.00% for ABR Rate advances, and for Term B Loans, will equal 9.75% for LIBOR rate advances and 8.75% for ABR Rate advances. The stated interest rates applicable on September 30, 2011 and October 31, 2011 were 8.5% for Term A Loans and 11.25% for Term B Loans;

•	during the continuance of a termination event, the interest rate on outstanding advances will be increased by 2.00% per annum above the rate otherwise applicable;

•	a per annum commitment fee equal to 7.00% per annum on the average daily unused portion of the commitment in respect of the Term A Facility will be payable quarterly in arrears;

•

deposit an aggregate amount equal to $90.0 million (the “Escrow Amount”) into escrow accounts held by the ABL Administrative Agent, as escrow agent pursuant to an Incentive Escrow Agreement and a Delivery/Maintenance Escrow Agreement (together, the “Escrow Agreements”), we expect such amount to remain in escrow for the term of the ABL facility, this amount is included in “Restricted amounts held in escrow”, a non-current asset on the Consolidated Balance Sheet;

•	provide an unsecured guaranty of the Originators’ recourse obligations under the ABL facility;

•

pursuant to the terms of a standstill agreement (the “Standstill Agreement”), certain trucks, other vehicles, rolling stock, terminals, depots or other storage facilities, in each case, whether leased or owned, are subject to a standstill period in favor of the collateral agent, the administrative agent and the other secured parties under the ABL facility for a period of 10 business days (absent any exigent circumstances arising as a result of fraud, theft, concealment, destruction, waste or abscondment) with respect to the exercise of rights and remedies by the secured parties with respect to those assets under our other material debt agreements; and

•

the ABL facility contains certain affirmative and negative covenants and “Termination Events” including, without limitation, specified minimum consolidated EBITDA, unrestricted cash and capital expenditure trigger events (that are consistent with the Credit Agreement), and certain provisions regarding borrowing base reporting and delivery of financial statements.

Amended and Restated Contribution Deferral Agreement

On July 22, 2011, the amended and restated contribution deferral agreement between certain of our subsidiaries and certain multiemployer pension funds (the “A&R CDA”) became effective pursuant to Amendment 10 to Contribution Deferral Agreement, dated as of April 29, 2011, by and among YRC Inc., USF Holland, Inc., New Penn Motor Express, Inc. and USF Reddaway Inc., as primary obligors (the “Primary Obligors”), the Trustees for the Central States, Southeast and Southwest Areas Pension Fund (“CS”) and the other pension funds party thereto (together with CS, the “Funds”), and Wilmington Trust Company, as agent (“Agent”), by and among the Primary Obligors, the Funds and the Agent, which continues to defer pension payments and deferred interest owed as of July 22, 2011 (each, “Deferred Pension Payments” and “Deferred Interest”).

— Maturity and Amortization: The maturity of the A&R CDA is March 31, 2015, and there will be no amortization.

— Interest: The Deferred Pension Payments and Deferred Interest bears interest at a rate, with respect to each Fund, per annum as set forth in its trust documentation as of February 28, 2011. The interest rates applicable as of September 30, 2011 and October 31, 2011, range from 4.0% to 18.0%.

— Application of Certain Payments: Pursuant to the terms of the collective bargaining agreement with the IBT, the Company’s subsidiaries began making contributions to the Funds for the month beginning June 1, 2011 at the rate of 25% of the contribution rate in effect on July 1, 2009. However, legislative changes to current law or other satisfactory action or arrangements are required to enable certain of the Funds (based on their funded status) to accept contributions at a reduced rate.

In accordance with the re-entry arrangements between each Fund and the Primary Obligors, a Fund may require the Primary Obligors to make payments of obligations owed to such Fund under the A&R CDA in lieu of payments required pursuant to the collective bargaining agreement with the IBT or make payments into an escrow arrangement, in each case in an amount equal to such Fund’s current monthly contribution amount.

— Collateral: The Funds maintain their first lien on existing first priority collateral consisting of certain real estate properties. The Funds allow the secured parties under the Series A Indenture and Series B Indenture (as each are defined below) a second lien behind the secured parties to the Bank Group Credit Agreement on certain properties and the Funds have a third lien on such collateral.

— Most Favored Nations: If any of the Obligors enter into an amendment, modification, supplementation or alteration of the Bank Group Credit Agreement after July 22, 2011 that imposes any mandatory prepayment, cash collateralization, additional interest or fee or any other incremental payment to the Lenders thereunder not required as of July 22, 2011, the Primary Obligors shall pay the Funds 50% of a proportionate additional payment in respect of the Deferred Pension Payments and Deferred Interest, with certain exceptions.

— Guarantors: The A&R CDA is guaranteed by USF Glen Moore Inc. and Transcontinental Lease, S. de R.L. de C.V.

Standby Letter of Credit Agreement

On July 22, 2011, we entered into an arrangement with Wells Fargo, National Association (“Wells Fargo”) pursuant to which Wells Fargo issued one replacement letter of credit and permitted an existing letter of credit to remain outstanding pursuant to the terms of a Standby Letter of Credit Agreement (the “Standby LC Agreement”). We pledged certain deposit accounts and securities accounts (collectively, the “Pledged Accounts”) to Wells Fargo to secure its obligations in respect of the letters of credit pursuant to a Pledge Agreement (the “Pledge Agreement”), which requires that we maintain an amount equal to at least 101% of the face amount of the letters of credit in the Pledged Accounts. As of September 30, 2011 the Plege Accounts are equal to $64.7 million and are included in “Restricted amounts held in escrow”, as current assets on the Consolidated Balance Sheet. We are required to pay (quarterly in arrears) a fee equal to 1.0% per annum on the average daily amount available to be drawn under each letter of credit during such quarter and expenses in connection with the issuance and maintenance of the letters of credit. To the extent the Company fails to pay amounts due and owing, such amounts will bear interest at Wells Fargo’s prime rate plus 2.0%. The Standby LC Agreement includes certain events of default (and related cure periods), including without limitation, failure to pay amounts when due, failure to comply with covenants, cross default to material debt, bankruptcy and insolvency events, the occurrence of any act, event of condition causing a material adverse effect and the occurrence of a change of control. The total amount of letters of credit outstanding under the Standby LC Agreement is $64.7 million as of September 30, 2011.

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

The Series A Notes are convertible into our common stock beginning July 22, 2013. After such time, subject to certain limitations on conversion and issuance of shares, holders may convert any outstanding Series A Notes into shares of our common stock at the initial conversion price per share of approximately $0.1134 and an initial conversion rate of 8,822 common shares per $1,000 of the Series A Notes. The conversion price may be adjusted for certain anti-dilution adjustments. If all outstanding Series A Notes were surrendered for conversion, we would expect to issue approximately 1.8 billion shares of our common stock in respect of such conversion.

The holders of the Series A Notes are entitled to vote with our common stock on an as-converted-to-common-stock-basis, provided, that, such number of votes shall be limited to 0.1089 votes for each such share of common stock on an as-converted-to-common stock-basis. We may redeem the Series A Notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to the redemption date.

The Series A Indenture contains covenants limiting, among other things, us and our restricted subsidiaries’ ability to (i) create liens on assets and (ii) merge, consolidate or sell all or substantially all of our and our guarantor’s assets.

The Series A Notes are guaranteed by all of our domestic subsidiaries that guarantee obligations under the Bank Group Credit Agreement. If any of our existing or future domestic subsidiaries guarantees any indebtedness valued in excess of $5.0 million, then such subsidiary will also guarantee our indebtedness under the Series A Notes. In the event of a sale of all or substantially all of the capital stock or assets of any guarantor, the guarantee of such guarantor will be released in accordance with the Series A Indenture. The Series A Notes and the guarantees of the Series A Notes will be our and the guarantors’ senior secured obligations. The Series A Notes and related guarantees will be secured by junior priority liens on substantially the same collateral securing the Bank Group Credit Agreement (other than any leasehold interests and equity interests of subsidiaries to the extent such pledge of equity interests would require increased financial statement reporting obligations pursuant to Rule 3-16 of Regulation S-X). As of December 31, 2010, the common stock of our largest operating companies, such as YRC Inc., USF Holland Inc., New Penn Motor Express, Inc. and USF Reddaway Inc., would be excluded as collateral under these kick-out provisions.

As of September 30, 2011, there is $142.7 million in aggregate principal amount of Series A Notes outstanding, after giving effect to the payment of interest on the Series A Notes on September 30, 2011 by increasing the aggregate principal amount outstanding of the Series A Notes by $2.7 million.

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

The Series B Notes are convertible into our common stock at any time at the initial conversion price per share of approximately $0.0618 and an initial conversion rate of 16,187 common shares per $1,000 of the Series B Notes (such conversion price and conversion rate applying also to the Series B Notes make whole premium). The conversion price may be adjusted for certain anti-dilution adjustments. Upon conversion, holders of Series B Notes will not receive any cash payment representing accrued and unpaid interest; however, such holders will receive a make whole premium, equal to the total amount of interest received if the notes were held to their maturity, paid in shares of our common stock for the Series B Notes that were converted. If all outstanding Series B Notes were surrendered for conversion, we would expect to issue approximately 2.3 billion shares of our common stock in respect of such conversion, including shares issued in respect of the make whole premium.

The holders of the Series B Notes are entitled to vote with our common stock on an as-converted-to-common-stock-basis, provided, that, such number of votes shall be limited to 0.0594 votes for each such share of common stock on an as-converted-to-common-stock-basis. If a change of control of the Company occurs, we must give the holders of the Series B Notes the right to sell their Series B Notes to us at 101% of their face amount, plus accrued and unpaid interest to the repurchase date.

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

The Series B Notes are guaranteed by all of our domestic subsidiaries that guarantee obligations under the Bank Group Credit Agreement. If any of our existing or future domestic subsidiaries guarantees any indebtedness valued in excess of $5.0 million, then such subsidiary will also guarantee our indebtedness under the Series B Notes. In the event of a sale of all or substantially all of the capital stock or assets of any guarantor, the guarantee of such guarantor will be released in accordance with the Series B Indenture. The Series B Notes and the guarantees of the Series B Notes will be our and the guarantors’ senior secured obligations. The Series B Notes and related guarantees will be secured by junior priority liens on substantially the same collateral securing the Bank Group Credit Agreement (other than any leasehold interests and equity interests of subsidiaries to the extent such pledge of equity interests would require increased financial statement reporting obligations pursuant to Rule 3-16 of Regulation S-X). As of December 31, 2010, the common stock of our largest operating companies, such as YRC Inc., USF Holland Inc., New Penn Motor Express, Inc. and USF Reddaway Inc., would be excluded as collateral under these kick-out provisions.

As of September 30, 2011, there is $100.8 million in aggregate principal amount of Series B Notes outstanding, after giving effect to the payment of interest on the Series B Notes on September 30, 2011 by increasing the aggregate principal amount outstanding of the Series B Notes by $2.0 million and $1.2 million in aggregate principal amount of Series B Notes surrendered for conversion.

Registration Rights Agreements

On July 22, 2011, we and the guarantor subsidiaries entered into registration rights agreements with those holders of our Series A Notes, Series B Notes and Series B Preferred Stock who may be deemed to be our affiliates upon the closing of the exchange offer. Pursuant to the registration rights agreements, we filed with the SEC a registration statement covering the resale of such Series A Notes and Series B Notes, and the shares of our common stock such securities are convertible into, as well as the shares of our common stock underlying the Series B Preferred Stock, and the SEC has declared such registration statement effective.

If (i) after such registration statement has been declared effective, we fail to keep the registration statement effective or the prospectus forming a part of such registration statement is not usable for more than an aggregate of 30 trading days (which need not be consecutive) (other than during a grace period) or (ii) a grace period exceeds the length of an allowable grace period (each of the events described in clauses (i) through (ii), an “event”) then, in each case, we will be required to pay as partial liquidated damages to holders of Series A Notes or Series B Notes party to the respective registration rights agreement an amount equal to 0.25% of the aggregate principal amount of such holders’ Series A Notes or Series B Notes, as the case may be, for the first 30 days from the date of the event until the event is cured (which rate will be increased by an additional 0.25% per annum for each subsequent 30-day period that liquidated damages continue to accrue, provided that the rate at which such liquidated damages accrue may in no event exceed 2.00% per annum). All liquidated damages will be paid on the same day that interest is payable on the Series A Notes or Series B Notes, as the case may be, and will be paid-in-kind in Series A Notes or Series B Notes, as the case may be.

Risks and Uncertainties Regarding Future Liquidity

As of October 31, 2011, the Company’s cash and cash equivalents and availability under the ABL facility was approximately $324 million and the borrowing base on the Company’s $400 million ABL facility was approximately $387.7 million.

To continue to have sufficient liquidity to meet our cash flow requirements, including paying cash interest and letter of credit fees under our credit facilities, making contributions to multiemployer pension funds and funding capital expenditures:

•	our operating results, pricing and shipping volumes must continue to improve;

•	we must continue to have access to our credit facilities and meet the covenants in our credit facilities, which may require future modifications to such covenants;

•	our anticipated cost savings under our labor agreements, including wage reductions and savings due to work rule changes, must continue;

•	we must complete real estate sale transactions currently under contract as anticipated; and

•	we must continue to implement and realize substantial cost savings measures to match our costs with business levels and to continue to become more efficient.

Some or all of these factors are beyond our control and as such we anticipate that we will continue to face risks and uncertainties regarding liquidity.

For the nine months ended September 30, 2011 and 2010, we generated revenues of $3.7 billion and $3.2 billion, respectively, reported a net loss from continuing operations of $264.9 million and $329.0 million, respectively, and reported a net loss of $264.9 million and $346.9 million, respectively. For the years ended December 31, 2010, 2009 and 2008, we generated revenues of $4.3 billion, $4.9 billion and $8.3 billion, respectively, reported a net loss from continuing operations of $301.1 million, $634.3 million and $825.7 million, respectively, and reported a net loss of $324.2 million, $622.0 million and $976.4 million, respectively. For the years ending December 31, 2010 and 2009, our audit report notes that we have experienced significant declines in operations, cash flows and liquidity and these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

We expect to continue to monitor our liquidity carefully, work to reduce this uncertainty and address our cash needs through a combination of one or more of the following actions:

•	we continue to, and expect to implement further cost actions and efficiency improvements;

•	we will continue to aggressively seek additional and return business from customers;

•	we will continue to attempt to reduce our letter of credit requirements related to our self-insurance programs;

•	if appropriate, we may sell additional equity or pursue other capital market transactions;

•	we may consider selling non-strategic assets or business lines; and

•	we expect to carefully manage receipts and disbursements, including amounts and timing, focusing on reducing days sales outstanding and managing days payables outstanding.

Notwithstanding the restructuring, our balance sheet remains significantly leveraged, a significant portion of our debt will mature prior to or during 2015 and we will continue to face potentially significant future funding obligations for our single and multiemployer pension plans. As of September 30, 2011, we had $1.3 billion in aggregate principal amount of outstanding indebtedness. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We also have, and will continue to have, significant operating lease obligations. As of September 30, 2011, our minimum rental expense under operating leases for the remainder of 2011 and full year 2012 was $13.7 million and $48.6 million, respectively. As of September 30, 2011, our operating lease obligations totaled $147.1 million through 2025. While we expect that cash generated from operations and availability under the ABL facility will be sufficient to allow us to fund our operations, to increase working capital as necessary to support our strategy and to fund planned expenditures for the foreseeable future, we cannot give assurances that we will not face challenges in our liquidity and financial condition in the future.

4. Debt and Financing

Total debt consisted of the following:

As of September 30, 2011 (in millions)	Par Value	Premium/ (Discount)	Book Value	Stated Interest Rate	Effective Interest Rate
Restructured term loan	$304.8	$107.0	$411.8	10.0%	0.0%
ABL facility — Term A (capacity $175, borrowing base $146.4 availability $116.4)	30.0	(8.3)	21.7	8.5%	51.5%
ABL facility — Term B	225.0	(13.3)	211.7	11.25%	14.7%
Series A notes	142.7	(36.4)	106.3	10.0%	18.3%
Series B notes	100.8	(40.4)	60.4	10.0%	25.6%
6% convertible senior notes	69.4	(11.1)	58.3	6.0%	15.5%
Pension contribution deferral obligations	147.5	(0.6)	146.9	4.0–18.0%	7.2%
Lease financing obligations	321.7	—	321.7	10.0–18.4%	11.9%
5.0% and 3.375% contingent convertible senior notes	1.9	—	1.9	5.0% and 3.375%	5.0% and 3.375%
Other	0.4	—	0.4

Total debt	$1,344.2	$(3.1)	$1,341.1

Current maturities of ABL facility — Term B	(2.2)	—	(2.2)
Current maturities of 5.0% and 3.375% contingent convertible senior notes and other	(2.3)	—	(2.3)
Current maturities of lease financing obligations	(5.0)	—	(5.0)

Long-term debt	$1,334.7	$(3.1)	$1,331.6

As of December 31, 2010 (in millions)	Par Value	Premium/ (Discount)	Book Value
Revolving credit facility (capacity $713.7)	$142.9	$—	$142.9
Term loan	257.1	0.7	257.8
ABS borrowings, secured by accounts receivable (capacity $325.0)	122.8	—	122.8
6% convertible senior notes	69.4	(13.3)	56.1
Pension contribution deferral obligations	139.1	—	139.1
Lease financing obligations	338.4	—	338.4
5.0% and 3.375% contingent convertible senior notes	1.9	—	1.9
Other	1.1	—	1.1

Total debt	$1,072.7	$(12.6)	$1,060.1

Current maturities of 5.0% and 3.375% contingent convertible senior notes and other	(2.9)	—	(2.9)
Current maturities of lease financing obligations	(4.4)	—	(4.4)
Current maturities of pension contribution deferral obligations	(92.7)	—	(92.7)
ABS borrowings	(122.8)	—	(122.8)

Long-term debt	$849.9	$(12.6)	$837.3

Restructuring of Debt Obligations

On July 22, 2011, we completed our financial restructuring. The key terms of the financial restructuring, including terms of the debt and equity instruments issued, are further described in Note 3 “Liquidity”. The accounting treatment for such financial restructuring is described below.

Restructured Credit Agreement Claims

Prior to the restructuring, the Company’s aggregate principal amount due under our Credit Agreement was $612.4 million with an aggregate carrying amount of $579.6 million and our outstanding letter of credit obligations were $437.0 million.

In connection with the restructuring, we exchanged $305.0 million of amounts due under our Credit Agreement for 3,717,948 shares of our Series B Preferred Stock and $140.0 million in aggregate principal amount of our Series A Notes. We also converted the remaining Credit Agreement borrowings from the revolving credit facility to the restructured term loan, eliminated the unused revolving credit facility capacity and extended the Credit Agreement maturity date to March 31, 2015 for the $307.4 million aggregate principal amount restructured term loan and the $437.0 million letter of credit facility.

In accordance with FASB ASC 470-60, we accounted for this element of the restructuring as a troubled debt restructuring as the Company had been experiencing financial difficulty and the lenders granted a concession to the Company. We assessed the total future cash flows of the restructured debt as compared to the carrying amount of the original debt and determined the total future cash flows to be greater than the carrying amount at the date of the restructuring. As such, the carrying amount was not adjusted and no gain was recorded, consistent with troubled debt restructuring accounting.

The following table shows carrying amounts of the Credit Agreement prior to the restructuring and carrying amounts of the securities outstanding upon effecting the exchange and the Credit Agreement modification described above, including related embedded derivatives recorded at fair value:

Credit Agreement Prior to Restructuring	(in millions)	Securities and Indebtedness Post- Restructuring	(in millions)
Principal amount of term loan	$251.6	Principal amount of restructured term loan	$307.4
Outstanding revolving credit facility	192.0	Premium on restructured term loan	114.0
Deferred interest and fees	168.8	Principal amount of Series A Notes	140.0

Amounts due under the Credit Agreement	612.4	Discount on Series A Notes	(37.4)
Unamortized debt issuance costs	(33.3)	Conversion feature in Series A Notes	12.4
Premium on term loan	0.5	Series B Preferred Stock	43.2

Basis of Credit Agreement to allocate in troubled debt restructuring	$579.6	Basis of Credit Agreement allocated in troubled debt restructuring	$579.6

The Credit Agreement’s carryover basis was allocated to the restructured term loan and Series A Notes on a relative fair value basis, after taking into account the Series B Preferred Stock and the conversion feature in the Series A Notes. The difference in the effective interest rates as compared to the stated interest rates for the restructured term loan and Series A Notes is a function of the underlying fair values of the respective instruments, due to the allocation of carryover basis on a relative fair value basis. Fair values of the respective instruments were based on a contemporaneous valuation using an option pricing model, a Level 3 fair value measurement.

The fair value of 3,717,948 shares of Series B Preferred Stock issued in exchange for amounts due under our Credit Agreement, $43.2 million, was based on a contemporaneous valuation, whereas an estimated enterprise value was first calculated using assumptions related to market multiples of earnings, a market approach which is a Level 3 fair value measurement. The estimated enterprise value was then reduced by the fair value of our debt instruments post-restructuring, with the residual allocated to our Series B Preferred Stock and common stock. See further discussion regarding our Series B Preferred Stock in Note 9 “Shareholders’ Deficit”.

The conversion feature embedded in the Series A Notes was required to be bifurcated on the restructuring closing date and separately measured as a derivative liability, as the Company did not have enough authorized and unissued common shares to satisfy conversion of the Series A Notes. We estimated the fair value of the conversion feature based on a contemporaneous valuation using an option pricing model, a Level 3 fair value measurement, and determined the fair value to be $12.4 million.

On September 16, 2011, the Company held a special meeting of shareholders at which the Charter Amendment Merger was approved and the number of authorized common shares increased to 10 billion. This increase provides sufficient authorized common shares to satisfy the conversion feature in the Series A Notes, and thus the conversion feature in the Series A Notes was no longer required to be bifurcated and presented as a derivative liability. The conversion feature was adjusted to a fair value of $26.5 million on September 16, 2011, with the change of $14.1 million recorded as ‘Fair value adjustment on derivative liabilities’ in the accompanying statements of consolidated operations. The $26.5 million fair value of the conversion feature was then reclassified as an equity-classified derivative within ‘Capital surplus’ in the accompanying consolidated balance sheet.

We allocated $15.6 million of professional fees to this element of the restructuring, of which $14.0 million are related to the issuance of the Series A Notes and modifications to the Credit Agreement. Such amount has been recognized as ‘Nonoperating restructuring transaction costs’ in the accompanying statements of consolidated operations, consistent with troubled debt restructuring accounting. The remaining $1.6 million of professional fees are allocated to the issuance of the Series B Preferred Stock and have been recorded as a reduction to ‘Capital surplus’ in the accompanying consolidated balance sheet.

ABL Facility and Refinancing of ABS Facility

In connection with the restructuring, the Company entered into the ABL facility, of which the $175.0 Term A Facility was funded by lenders that did not participate in the ABS facility and the $225.0 million Term B Facility was funded by one of the ABS facility lenders. This element of the restructuring is being accounted for as an extinguishment of debt and issuance of new debt, for the portion of ABL facility debt attributed to lenders that did not participate in the ABS facility. For the portion of the ABL facility debt attributed to the lender that participated in the ABS facility, this element of the transaction is being accounted for as an exchange of line-of-credit or revolving-debt arrangements.

As a part of refinancing the ABS facility, the lenders agreed to forgive accrued interest of $11.3 million and deferred commitment fees of $15.0 million. The forgiveness of the interest and fees along with the write-off of $1.2 million of unamortized deferred debt costs associated with the ABS facility resulted in the recognition of a gain on the extinguishment of debt of $25.1 million. Such amount has been recognized as ‘(Gain) loss on extinguishment of debt’ in the accompanying statements of consolidated operations.

We allocated $5.2 million of professional fees to this element of the restructuring. Such costs have been recorded as unamortized deferred debt costs in “Other assets” in the accompanying consolidated balance sheet and will be recognized as interest expense over the term of the ABL facility.

Restructured Contribution Deferral Agreement

In connection with the restructuring, we entered into the A&R CDA with certain multiemployer pension funds to which we contribute. Such amendment, among other things, revised the final maturity date from December 31, 2012 to March 31, 2015 for amounts outstanding at the date of the restructuring, converted accrued interest ($4.5 million) at the time of the restructuring to principal, and increased the interest rate for the Central States Pension Fund, which represents 63.4% of the total amount outstanding under the CDA, to 7.5%. The impact of this element of the restructuring on our accompanying consolidated balance sheet was primarily limited to the reclassification of current obligations to non-current liabilities, due to the change in maturity date for all principal to March 31, 2015.

We allocated $3.8 million of professional fees to this element of the restructuring. Such amount has been recognized as ‘Nonoperating restructuring transaction costs’ in the accompanying statements of consolidated operations.

Series B Notes

The conversion feature embedded in the Series B Notes was required to be bifurcated on the restructuring date and separately measured as a derivative liability, as the Company did not have enough authorized and unissued common shares to satisfy conversion of the Series B Notes. We estimated the fair value of the conversion feature based on a contemporaneous valuation using an option pricing model, a Level 3 fair value measurement, and determined the fair value to be $41.7 million.

On September 16, 2011, the Company held a special meeting of shareholders to approve the Charter Amendment Merger and increase the number of authorized common shares to 10 billion. This increase provides sufficient authorized common shares to satisfy the conversion feature in the Series B Notes, and thus the conversion feature in the Series B Notes was no longer required to be bifurcated and presented as a derivative liability. The conversion feature was adjusted to a fair value of $106.8 million on September 16, 2011, with the change of $65.1 million recorded as ‘Fair value adjustment on derivative liabilities’ in the accompanying statements of consolidated operations. The $106.8 million fair value of the conversion feature was then reclassified as an equity-classified derivative within ‘Capital surplus’ in the accompanying consolidated balance sheet.

We allocated $2.1 million of professional fees to this element of the restructuring. Such costs have been recorded as unamortized deferred debt costs in “Other assets” in the accompanying consolidated balance sheet and will be recognized as interest expense over the term of the Series B Notes.

Conversion of Series B Notes

On September 30, 2011, $1.2 million aggregate principal amount of Series B Notes converted into 27.2 million shares of common stock. Upon conversion, we recorded $1.0 million of additional interest expense representing the $0.5 million make whole premium and $0.5 million of accelerated amortization of the discount on the Series B Notes converted.

From October 1, 2011 through November 7, 2011, $5.1 million aggregate principal amount of Series B Notes converted into 115.9 million shares of common stock.

6% Notes

The 6% Notes indenture provides that the maximum number of shares of our common stock that can be issued in respect of the 6% Notes upon conversion or with respect to the payment of interest or in connection with the make whole premium or otherwise shall be limited to 8,075,200 shares of common stock for $70 million in aggregate principal amount of the 6% Notes, subject to certain adjustments. If the limit is reached, no holder is entitled to any other consideration on account of shares not issued. This limitation terminates if the holders of our common stock approve the termination of this limitation. The Bank Group Credit Agreement no longer restricts the Company’s ability to pay cash interest to holders of the 6% Notes. The Company paid cash interest to holders of 6% Notes on the August 15, 2011 interest payment date and expects to make future interest payments in cash in lieu of paying interest with shares of common stock. As of November 4, 2011, a maximum of 5,284,781 shares of the Company’s common stock would be available for future issuances in respect of the 6% Notes. Such limitation on the number of shares of common stock issuable in respect of the 6% Notes applies on a pro rata basis to the approximately $69.4 million in aggregate principal amount of outstanding 6% Notes.

Fair Value Measurement

The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	September 30, 2011		December 31, 2010
(in millions)	Carrying amount	Fair Value	Carrying amount	Fair Value
Restructured term loan	$411.8	$231.6	$—	$—
ABL facility	233.4	242.3	—	—
Series A Notes and Series B Notes	166.7	237.4	—	—
Lease financing obligations	321.7	321.7	338.4	338.4
Credit Agreement borrowings	—	—	400.7	274.0
ABS facility borrowings	—	—	122.8	122.8
Other	207.5	114.7	198.2	116.6

Total debt	$1,341.1	$1,147.7	$1,060.1	$851.8

The fair values of the Restructured term loan, ABL facility, Series A and Series B Notes, and Pension contribution deferral obligations were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the 6% convertible senior notes was valued using the quarter end conversion price for convertible notes (level three inputs for fair value measurements). The carrying amount of the lease financing obligations approximates fair value.

5. Other Assets

The components of other assets are as follows:

(in millions)	September 30, 2011	December 31, 2010
Equity method investment — JHJ International Transportation Co., Ltd.	$52.6	$51.4
Deferred debt costs	16.0	61.9
Other	28.1	21.5

Total	$96.7	$134.8

During the nine months ended September 30, 2011 and 2010, we received dividends in the amount of $2.3 million and $1.9 million, respectively, from our China joint venture, JHJ International Transportation Co., Ltd.

6. Employee Benefits

Components of Net Periodic Pension and Other Postretirement Cost

The following table sets forth the components of our company-sponsored pension costs for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2011	2010	2011	2010
Service cost	$0.9	$0.9	$2.7	$2.7
Interest cost	15.3	15.0	45.9	45.1
Expected return on plan assets	(10.7)	(13.1)	(32.2)	(39.2)
Amortization of net loss	2.4	1.6	7.2	4.6

Net periodic pension cost	$7.9	$4.4	$23.6	$13.2
Settlement cost	—	—	—	0.1

Total periodic pension cost	$7.9	$4.4	$23.6	$13.3

We expect to contribute $30.2 million to our company-sponsored pension plans in 2011, of which we have contributed the entire amount through October 31, 2011.

Pursuant to the 2010 MOU, we agreed to resume making monthly union pension contributions at the rate of 25% of the contribution rate in effect on July 1, 2009, related to the periods beginning June 1, 2011. We expect to contribute approximately $42.0 million to these funds during 2011.

7. Income Taxes

Effective Tax Rate

Our effective tax rate for continuing operations for the three and nine months ended September 30, 2011 was 6.7% and 5.6% respectively, compared to 6.0% and 2.8%, respectively, for the three and nine months ended September 30, 2010. Significant items impacting the 2011 rate include a state tax benefit, certain permanent items, a reduction in the reserve for uncertain tax positions resulting from a Tax Court settlement and an increase in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2011. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset.

As of December 31, 2010, the otherwise computed net deferred tax asset balance (including the benefit of Net Operating Loss carryovers — “NOL’s”) was reduced to zero by a required valuation allowance. Through June 30, 2011, the expected income tax benefit from the projected 2011 taxable loss to be carried forward to future years was also fully offset by an additional valuation allowance. The financial restructuring completed on July 22, 2011 caused a “change of ownership” for tax purposes which imposed limits on the otherwise available NOL’s from 2010 and the period January 1 to July 22, 2011. The valuation allowance (for all deferred tax assets, including the income tax benefit of NOL’s) computed as of September 30, 2011 considered those limits in addition to the other factors affecting the valuation allowance computed for prior periods. Those limits had no net effect on the otherwise expected valuation allowance increase for 2011 and the deferred tax asset balance is again fully offset by the required valuation allowance at September 30, 2011.

The financial restructuring had no other material impact on the effective tax rate for the three and nine months ending September 30, 2011.

In September 2011, the Company settled previously disclosed Tax Court litigation related to an audit of USF Corporation (acquired in 2005) for tax years 2002-2004 for tax and interest of approximately $3.3 million and $2.0 million, respectively; which we expect to pay in the fourth quarter of 2011. The settlement allowed a reduction in the prior reserve for uncertain tax positions of $9.5 million. That reduction increased the tax benefit for the three and nine months ended September 30, 2011 by a like amount and increased the effective tax rate for each period by approximately 7.3 and 3.3 percentage points, respectively.

8. Share-Based Compensation

Teamster 401(k) Contribution

On July 22, 2011, the Company delivered into escrow 1,282,051 shares of our Series B Preferred Stock, which were delivered from escrow on July 25, 2011 to the Teamster-National 401(k) Savings Plan for the benefit of the Company’s IBT employees. The $14.9 million fair value of the 1,282,051 share of Series B Preferred Stock issued was based on a contemporaneous valuation, whereas an estimated enterprise value was first calculated using assumptions related to market multiples of earnings, a market approach which is a level 3 fair value measurement. The estimated enterprise value was then reduced by the fair value of our debt instruments post-restructuring, with the residual allocated to our Series B Preferred Stock and common stock. On September 16, 2011, following approval from the shareholders of the Charter Amendment Merger and increase in authorized common shares, these preferred shares were automatically converted into 477.7 million shares of common stock.

This element of the restructuring is being accounted for as the grant of a share-based payment award to employees and the $14.9 million charge for the share-based payments has been included in “Equity based compensation expense” in the accompanying statements of consolidated operations.

9. Shareholders’ Deficit

On September 16, 2011, the Company filed a Certificate of Merger with the Delaware Secretary of State in connection with which the Company’s certificate of incorporation was amended and restated. This amended and restated certificate of incorporation (the “New Charter”) increased the Company’s authorized capital stock to 10.005 billion shares of capital stock, consisting of 5.0 million shares of preferred stock, par value $1.00 per share, and 10.0 billion shares of common stock, par value $0.01 per share.

The Company designated one of the authorized shares of preferred stock as its Series A Voting Preferred Stock. The Series A Voting Preferred Stock has a $1 liquidation value and entitles the holder to elect two directors to the Company’s Board of Directors. The one share of Series A Voting Preferred Stock was issued to the IBT on July 22, 2011 in connection with the restructuring. The Series A Voting Preferred Stock was recorded at its liquidation value.

The Company designated 4,999,999 of the authorized shares of preferred stock as its Series B Preferred Stock. As part of the restructuring, we issued 4,999,999 shares of Series B Preferred Stock to satisfy a portion of the outstanding credit agreement claims (3,717,948 shares) and to satisfy our obligation to the IBT for their modifications of the MOU in both 2009 and 2010 (1,282,051 shares). On September 16, 2011, these preferred shares were immediately convertible into our common stock upon effectiveness of the Charter Agreement Merger and increase in authorized common shares. At the date of issuance, July 22, 2011, the Company did not have sufficient authorized and unissued common shares to satisfy the conversion of all of the Series B Preferred Stock and as such, the Company considered the guidance under ASC Topic 815-40 and determined that conversion was not within the Company’s control for the Series B Preferred Stock and therefore classified the Series B Preferred Stock as temporary equity for the period July 22, 2011 through September 16, 2011, at which such time the Series B Preferred Stock converted into common shares.

The Series B Preferred Stock contained a beneficial conversion feature that was in-the-money on July 22, 2011. The $58.1 million fair value of the Series B Preferred Stock was allocated to this beneficial conversion feature at July 22, 2011, resulting in a discount recorded against the Series B Preferred Stock of $58.1 million, with the offset recorded to ‘Capital surplus’. Upon effectiveness of the Charter Agreement Merger and increase in authorized common shares on September 16, 2011, the $58.1 million discount recorded against the Series B Preferred Stock was amortized into ‘Accumulated deficit’.

The amortization of the discount recorded against the Series B Preferred Stock increased the net loss attributable to common shareholders in the calculation of basic and diluted loss per share.

The Company has included in its Notice of Annual Meeting and Proxy Statement to amend the Company’s Amended and Restated Certificate of Incorporation to (i) effect a reverse stock split of the Company’s common stock, at a rate that will be determined by the Company’s board of directors that will range from one-for-fifty (1:50) to one-for-three hundred (1:300) and (ii) reduce the number of authorized shares of the Company’s common stock by the reverse stock split ratio.

The following reflects the activity in the shares of our stock for the nine months ended September 30, 2011:

(in thousands)	Series A Voting Preferred Stock	Series B Preferred Stock	Common Stock
Beginning balance	—	—	47,684
Issuance of equity to the IBT for election of directors (a)	—	—	—
Issuance of equity to the IBT 401(k) Savings Plan	—	1,282	—
Issuance of equity in the restructuring of credit agreement claims	—	3,718	—
Shares forfeited under share-based compensation arrangements	—	—	(6)
Interest paid in stock for the 6% Notes	—	—	219
Issuance of equity in conversion of Series B Notes	—	—	27,225
Conversion of preferred shares to common shares	—	(5,000)	1,863,111

Ending balance	—	—	1,938,233

(a)	One share of Series A Voting Preferred Stock was issued to the IBT for the right to elect two members of the board of directors.

10. Loss Per Share

Given our net loss position for the three and nine months ended September 30, 2011 and 2010 there were no dilutive securities for these periods.

Antidilutive options and share units were 11,183,000 for the three and nine months ended September 30, 2011, and 11,200,000 for the three and nine months ended September 30, 2010. Antidilutive 6% convertible senior note conversion shares, including the make whole premium, were 5,284,781 and 5,503,972 common shares for the three and nine months ended September 30, 2011 and 2010, respectively. Antidilutive Series B Notes conversion shares, including the make whole premium, were 2.3 billion common shares for the three and nine months ended September 30, 2011. The Series B Notes were not outstanding on September 30, 2010.

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

The accounting policies of the segments are the same as those described in the Summary of Accounting Policies note in our Current Report on Form 8-K filed on May 17, 2011, for the year ended December 31, 2010. We charge management fees and other corporate services to our segments based on the direct benefits received or as a percentage of revenue. Corporate and other operating losses represent residual operating expenses of the holding company, including compensation and benefits and professional services for all periods presented. Corporate identifiable assets primarily refer to cash, cash equivalents, investments in equity method affiliates and deferred debt issuance costs. Intersegment revenue primarily relates to transportation services between our segments.

Beginning in 2011, all restructuring professional fees are included in our Corporate segment. Such costs are included in our Corporate segment as they primarily relate to our financial restructuring and other financing or capital structure actions, and not the operations of our strategic business units. We have recast segment operating income (loss) for prior periods to conform to the current year measure of segment performance. Operating loss for our Corporate segment was increased by $6.6 million and $28.2 million for the three and nine months ended September 30, 2010, for the aggregate of restructuring professional fees previously reported in our other segments. Operating income for our Regional Transportation segment was increased by $1.3 million for the three months ended September 30, 2010 for professional fees previously reported in this segment. Operating loss for our National Transportation and Truckload segments were reduced by $5.2 million and $0.1 million, respectively, for the three months ended September 30, 2010 for professional fees previously reported in this segment. Operating loss for our National Transportation, Regional Transportation, and Truckload segments were reduced by $22.1 million, $5.8 million, and $0.3 million, respectively, for the nine months ended September 30, 2010 for professional fees previously reported in these segments.

The following table summarizes our operations by business segment:

(in millions)	National Transportation	Regional Transportation	Truckload	Corporate/ Eliminations	Consolidated
As of September 30, 2011
Identifiable assets	$1,516.0	$899.9	$41.9	$226.8	$2,684.6

As of December 31, 2010
Identifiable assets	1,612.3	864.3	49.8	66.5	2,592.9

Three months ended September 30, 2011
External revenue	841.6	404.7	22.9	7.2	1,276.4
Intersegment revenue	—	0.1	3.1	(3.2)	—
Operating income (loss)	(14.3)	12.4	(2.7)	(19.1)	(23.7)

Three months ended September 30, 2010
External revenue	755.0	353.8	20.6	7.4	1,136.8
Intersegment revenue	—	0.4	8.2	(8.6)	—
Operating income (loss)	(16.4)	9.9	(2.2)	(10.1)	(18.8)

Nine months ended September 30, 2011
External revenue	2,398.5	1,171.6	67.1	19.3	3,656.5
Intersegment revenue	—	1.0	9.6	(10.6)	—
Operating income (loss)	(58.6)	26.0	(10.3)	(53.9)	(96.8)

Nine months ended September 30, 2010
External revenue	2,159.7	1,014.2	57.4	11.8	3,243.1
Intersegment revenue	—	0.6	26.5	(27.1)	—
Operating income (loss)	(151.5)	(2.9)	(7.0)	(42.3)	(203.7)

12. Comprehensive Loss

Comprehensive loss for the three and nine months ended September 30 follows:

	Three Months		Nine Months
(in millions)	2011	2010	2011	2010
Net loss attributable to YRC Worldwide Inc.	$(119.8)	$(61.7)	$(263.7)	$(345.4)
Other comprehensive loss attributable to YRC Worldwide Inc., net of tax:
Pension:
Amortization of net losses and other adjustments	(3.8)	1.0	(0.8)	2.9
Deferred tax rate adjustment	—	—	—	(1.1)
Changes in foreign currency translation adjustments	(2.7)	0.4	(0.9)	(5.2)

Other comprehensive income (loss) attributable to YRC Worldwide Inc.	(6.5)	1.4	(1.7)	(3.4)

Comprehensive loss attributable to YRC Worldwide Inc.	$(126.3)	$(60.3)	$(265.4)	$(348.8)

Comprehensive loss attributable to our non-controlling interest was not material for any period presented.

13. Discontinued Operations

YRC Logistics was historically reported as a separate segment in our consolidated financial statements. As a result of the sale of the majority of YRC Logistics and the closure of the pooled distribution business line in 2010, we have presented the related financial results of YRC Logistics as discontinued operations in all periods presented herein.

Shared services and corporate costs previously allocated to this segment, totaled $2.4 million and $6.8 million for the three and nine months ended September 30, 2010, respectively, and are included in continuing operations in our ‘Corporate and other’ segment.

The financial results included in discontinued operations for the three and nine months ended September 30, 2010 are as follows:

(in millions)	Three Months	Nine Months
Revenue	$41.7	$194.2

Operating loss	(2.6)	(17.9)

Loss from operations before income taxes provision (benefit)	(2.6)	(18.6)
Income tax provision (benefit)	0.5	(0.1)
Gain on sale of affiliate	0.6	0.6

Net loss from discontinued operations	$(2.5)	$(17.9)

14. Commitments and Contingencies

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

On March 3, 2010, the Court entered an order consolidating three of the four cases and, on April 1, 2010, the plaintiffs filed a consolidated complaint. The consolidated complaint asserts the same claims as the previously-filed complaints but names as defendants certain former officers of the Company in addition to those current and former officers and directors that have already been named. The fourth case (Franklin) was consolidated with the first three cases on May 12, 2010. On April 6, 2011, the court certified a class consisting of all 401(k) Plan participants or beneficiaries who held YRCW stock in their accounts between October 25, 2007 and the present.

On October 31, 2011, the parties entered into a settlement agreement. The agreed to settlement amount of $6.5 million will be paid entirely by our insurer. Because the case was certified as a class action, the Court must approve the settlement after providing notice to members of the class and an opportunity to be object. However, because this is a “mandatory class,” class members cannot “opt out” of the settlement. We have every reason to believe the Court will approve the settlement. If approved, the settlement will be binding on all class members and will provide a complete release of claims as to all of the named defendants. The named defendants and their immediate family members are excluded from the class and will not share in the settlement.

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

On December 17, 2010, the U.S. District Court for the Western District of Arkansas dismissed the complaint. ABF appealed the dismissal on January 18, 2011 to the U.S. Court of Appeals for the 8th Circuit. On July 6, 2011, the Court of Appeals vacated the U.S. District Court’s dismissal of the litigation on jurisdictional grounds and remanded the case back to the U.S. District Court for further proceedings. ABF filed an amended complaint on October 12, 2011, which contains allegations consistent with the original complaint. The Company’s subsidiaries intend to file a motion to dismiss the amended complaint briefing of which will continue through January 2012. The ultimate outcome of this case is not determinable. Therefore, we have not recorded any liability for this matter.

Securities Class Action Suit

On February 7, 2011, a putative class action was filed by Bryant Holdings LLC in the United States District Court for the District of Kansas on behalf of purchasers of the Company’s securities between April 24, 2008 and November 2, 2009, inclusive (the “Class Period”), seeking to pursue remedies under the Securities Exchange Act of 1934, as amended. The complaint alleges that, throughout the Class Period, the Company and certain of its current and former officers failed to disclose material adverse facts about the Company’s true financial condition, business and prospects. Specifically, the complaint alleges that defendants’ statements were materially false and misleading because they misrepresented and overstated the financial condition of the Company and caused shares of the Company’s common stock to trade at artificially inflated levels throughout the Class Period. Bryant Holdings LLC seeks to recover damages on behalf of all purchasers of the Company’s securities during the Class Period. The Company believes the allegations are without merit and intends to vigorously defend the claims. On April 8, 2011, an individual (Stan Better) and a group of investors (including Bryant Holdings LLC) filed competing motions seeking to be named the lead plaintiff in the lawsuit. The Court appointed them as co-lead plaintiffs in the lawsuit on August 22, 2011. Plaintiffs’ filed their amended complaint on October 21, 2011, which contains allegations consistent with the original complaint. The Company intends to file a motion to dismiss the amended complaint, briefing of which will continue through March 2012. The ultimate outcome of this case is not determinable. Therefore, we have not recorded any liability for this matter.

15. Related Party Transactions

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

On February 15, 2011, the Company entered into a letter agreement with Alvarez & Marsal North America, LLC (“A&M”), effective as of December 31, 2010 (the “Letter Agreement”), that terminated prior agreements with A&M except for provisions dealing primarily with confidentiality and indemnification obligations. Pursuant to the Letter Agreement, A&M provided the Company with services in connection with the Restructuring. Representatives of A&M reported directly to the Board and the Chief Executive Officer. The Company agreed to pay A&M $225.00 to $775.00 per hour for the services of its personnel provided under the Letter Agreement plus reimbursement for reasonable out-of-pocket expenses.

On July 22, 2011, the Company’s board of directors approved Jamie G. Pierson, an employee of A&M, to serve as interim chief financial officer of the Company, beginning on August 9, 2011. Mr. Pierson has been working with the Company since early 2009 and has been instrumental in the Company’s Restructuring.

In connection with Mr. Pierson’s appointment, the Company entered into a letter agreement (the “Second Letter Agreement”) with A&M that terminated the Letter Agreement. The Second Letter Agreement may be terminated by either party by giving 15 days written notice. Pursuant to the Second Letter Agreement, Mr. Pierson served as interim chief financial officer and additional A&M engagement personnel provided services as set forth in the Second Letter Agreement. Mr. Pierson and the other engagement personnel agreed to, among other things, assist our chief executive officer in performing a financial review of the Company, develop additional business plans and alternatives for maximizing the enterprise value of the Company, and identify and implement possible cost reduction and operations improvement opportunities. Mr. Pierson and the other engagement personnel reported directly to the Company’s board of directors and the Chief Executive Officer, or such other officers as directed by the board of directors. The Company agreed to pay A&M between $225.00 to $775.00 per hour with respect to the services provided by the other engagement personnel and $650.00 per hour for Mr. Pierson’s services plus reimbursement for reasonable out-of-pocket expenses. In addition, the Second Letter Agreement provides for A&M to retain the $300,000 retainer initially paid, which will be credited against any amounts due at the termination of the Second Letter Agreement and returned upon satisfaction of all obligations under the Second Letter Agreement. During 2011, the Company paid A&M approximately $1.8 million and $5.3 million for the three and nine months ended September 30, 2011, respectively, for the services of Mr. Pierson and the other personnel pursuant to the Letter Agreement and the Second Agreement.

On November 3, 2011, the Company appointed Mr. Pierson as Executive Vice President and Chief Financial Officer of the Company, and he ceased being employed by A&M. The Company and A&M intend to amend the Second Letter Agreement to reflect the arrangement with respect to A&M personnel. While employed by A&M, Mr. Pierson was, and the other engagement personnel are, independently compensated pursuant to arrangements with A&M, over which the Company has no control, and Mr. Pierson and other engagement personnel were not compensated by the Company and did not participate in any of the Company’s employee benefits. As Executive Vice President and Chief Financial Officer of the Company, Mr. Pierson receives the compensation and benefits described under the heading “Part II, Item 5 — Other Information”.

16. Recent Accounting Pronouncements

In September 2011, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-09, “Disclosures About an Employer’s Participation in a Multiemployer Plan”, which modifies FASB ASC Topic 715-80. The ASU will require the disclosure of additional information about an employer’s participation in multiemployer pension plans, including the zone status, employer contributions, whether a funding improvement plan is in place, any required minimum contributions and whether the company paid a surcharge for each individually significant plans for which the company participates in. ASU 2011-09 is effective for fiscal years ending after December 15, 2011 and retrospective application of the disclosures is required. Based on the Company’s evaluation, the adoption of this ASU will require additional disclosures in the footnotes to the consolidated financial statements for the year ended December 31, 2011.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be applied retrospectively. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Based on the Company’s evaluation, the adoption of this ASU will only impact the presentation of comprehensive income on the Company’s consolidated financial statements.

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement, resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments to this ASU are to be applied prospectively. ASU No. 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Based on the Company’s evaluation, the adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

17. Guarantees

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

The following represents condensed consolidating financial information as of September 30, 2011 and December 31, 2010 with respect to the financial position, for the three and nine months ended September 30, 2011 and 2010 for results of operations and for the nine months ended September 30, 2011 and 2010 for the statement of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the contingent convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the net share settled contingent convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and YRCW Receivables LLC, the special-purpose entity that is associated with our ABL facility.

Condensed Consolidating Balance Sheets

September 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$120	$10	$33	$—	$163
Intercompany advances receivable	—	(40)	40	—	—
Accounts receivable, net	9	(7)	546	(1)	547
Prepaid expenses and other	67	123	58	—	248

Total current assets	196	86	677	(1)	958
Property and equipment	—	2,193	951	—	3,144
Less — accumulated depreciation	—	(1,340)	(393)	—	(1,733)

Net property and equipment	—	853	558	—	1,411
Investment in subsidiaries	2,226	(9)	121	(2,338)	—
Receivable from affiliate	(1,024)	206	818	—	—
Intangibles and other assets	383	179	103	(349)	316

Total assets	$1,781	$1,315	$2,277	$(2,688)	$2,685

Intercompany advances payable	$(2)	$(182)	$384	$(200)	$—
Accounts payable	29	69	48	—	146
Wages, vacations and employees’ benefits	24	141	66	—	231
Other current and accrued liabilities	121	128	56	—	305
Current maturities of long-term debt	7	—	3	—	10

Total current liabilities	179	156	557	(200)	692
Payable to affiliate	—	—	150	(150)	—
Long-term debt, less current portion	1,100	—	232	—	1,332
Deferred income taxes, net	143	(125)	87	—	105
Pension and postretirement	445	—	—	—	445
Claims and other liabilities	368	6	—	—	374
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(454)	1,278	1,254	(2,338)	(260)
Non-controlling interest	—	—	(3)	—	(3)

Total shareholders’ equity (deficit)	(454)	1,278	1,251	(2,338)	(263)

Total liabilities and shareholders’ equity (deficit)	$1,781	$1,315	$2,277	$(2,688)	$2,685

December 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$120	$9	$14	$—	$143
Intercompany advances receivable	—	(31)	31	—	—
Accounts receivable, net	9	(5)	438	—	442
Prepaid expenses and other	(46)	190	39	—	183

Total current assets	83	163	522	—	768
Property and equipment	—	2,290	948	—	3,238
Less — accumulated depreciation	—	(1,331)	(356)	—	(1,687)

Net property and equipment	—	959	592	—	1,551
Investment in subsidiaries	2,226	(13)	174	(2,387)	—
Receivable from affiliate	(549)	503	46	—	—
Intangibles and other assets	327	185	112	(350)	274

Total assets	$2,087	$1,797	$1,446	$(2,737)	$2,593

Intercompany advances payable	$121	$298	$(219)	$(200)	$—
Accounts payable	20	75	52	—	147
Wages, vacations and employees’ benefits	25	120	51	—	196
Other current and accrued liabilities	259	126	68	—	453
Current maturities of long-term debt	99	—	124	—	223

Total current liabilities	524	619	76	(200)	1,019
Payable to affiliate	—	—	150	(150)	—
Long-term debt, less current portion	837	—	—	—	837
Deferred income taxes, net	75	(53)	97	—	119
Pension and postretirement	448	—	—	—	448
Claims and other liabilities	354	6	—	—	360
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(151)	1,225	1,125	(2,387)	(188)
Non-controlling interest	—	—	(2)	—	(2)

Total shareholders’ equity (deficit)	(151)	1,225	1,123	(2,387)	(190)

Total liabilities and shareholders’ equity (deficit)	$2,087	$1,797	$1,446	$(2,737)	$2,593

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$798	$482	$(4)	$1,276

Operating expenses:
Salaries, wages and employees’ benefits	2	480	260	—	742
Operating expenses and supplies	10	167	128	—	305
Purchased transportation	—	107	39	(4)	142
Depreciation and amortization	—	27	19	—	46
Other operating expenses	2	48	26	—	76
Gains on property disposals, net	—	(11)	—	—	(11)

Total operating expenses	14	818	472	(4)	1,300

Operating income (loss)	(14)	(20)	10	—	(24)

Nonoperating (income) expenses:
Interest expense	26	—	11	—	37
Other, net	178	(31)	(79)	—	68

Nonoperating (income) expenses, net	204	(31)	(68)	—	105

Income (loss) from continuing operations before income taxes	(218)	11	78	—	(129)
Income tax benefit	—	—	(9)	—	(9)

Net income (loss)	(218)	11	87	—	(120)
Less: Net loss attributable to non-controlling interest	—	—	—	—	—

Net income (loss) attributable to YRC Worldwide Inc.	$(218)	$11	$87	$—	$(120)

For the three months ended September 30, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$717	$429	$(9)	$1,137

Operating expenses:
Salaries, wages and employees’ benefits	3	436	246	—	685
Operating expenses and supplies	(3)	144	94	—	235
Purchased transportation	—	99	33	(9)	123
Depreciation and amortization	—	31	19		50
Other operating expenses	1	42	23	—	66
Gains on property disposals, net	—	(3)	—	—	(3)

Total operating expenses	1	749	415	(9)	1,156

Operating income (loss)	(1)	(32)	14	—	(19)

Nonoperating (income) expenses:
Interest expense	34	—	10	—	44
Other, net	52	(19)	(32)	—	1

Nonoperating (income) expenses, net	86	(19)	(22)	—	45

Income (loss) from continuing operations before income taxes	(87)	(13)	36	—	(64)
Income tax benefit	(3)	—	(1)	—	(4)

Net income (loss) from continuing operations	(84)	(13)	37	—	(60)
Net loss from discontinued operations, net of tax	—	(1)	(2)	—	(3)

Net income (loss)	(84)	(14)	35	—	(63)
Less: Net loss attributable to non-controlling interest	—	—	(1)	—	(1)

Net income (loss) attributable to YRC Worldwide Inc.	$(84)	$(14)	$36	$—	$(62)

For the nine months ended September 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$2,273	$1,394	$(11)	$3,656

Operating expenses:
Salaries, wages and employees’ benefits	4	1,356	767	—	2,127
Operating expenses and supplies	31	483	375	—	889
Purchased transportation	—	304	109	(11)	402
Depreciation and amortization	—	86	56	1	143
Other operating expenses	9	128	76	—	213
Gains on property disposals, net	—	(17)	(4)	—	(21)

Total operating expenses	44	2,340	1,379	(10)	3,753

Operating income (loss)	(44)	(67)	15	(1)	(97)

Nonoperating (income) expenses:
Interest expense	91	1	24	—	116
Other, net	320	(82)	(169)	(1)	68

Nonoperating (income) expenses, net	411	(81)	(145)	(1)	184

Income (loss) from continuing operations before income taxes	(455)	14	160	—	(281)
Income tax benefit	(7)	—	(9)	—	(16)

Net income (loss)	(448)	14	169	—	(265)
Less: Net loss attributable to non-controlling interest	—	—	(1)	—	(1)

Net income (loss) attributable to YRC Worldwide Inc.	$(448)	$14	$170	$—	$(264)

For the nine months ended September 30, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$2,046	$1,229	$(32)	$3,243

Operating expenses:
Salaries, wages and employees’ benefits	11	1,308	729	—	2,048
Operating expenses and supplies	(11)	430	297	—	716
Purchased transportation	—	281	89	(32)	338
Depreciation and amortization	—	93	58	—	151
Other operating expenses	3	123	60	—	186
Gains on property disposals, net	—	(2)	5	—	3
Impairment charges	—	—	5	—	5

Total operating expenses	3	2,233	1,243	(32)	3,447

Operating loss	(3)	(187)	(14)	—	(204)

Nonoperating (income) expenses:
Interest expense	98	1	27	—	126
Equity investment impairment	—	—	12	—	12
Other, net	133	(46)	(90)	—	(3)

Nonoperating (income) expenses, net	231	(45)	(51)	—	135

Income (loss) from continuing operations before income taxes	(234)	(142)	37	—	(339)
Income tax benefit	(8)	(1)	(1)	—	(10)

Net income (loss) from continuing operations	(226)	(141)	38	—	(329)
Net income (loss) from discontinued operations, net of tax	—	3	(21)	—	(18)

Net income (loss)	(226)	(138)	17	—	(347)
Less: Net loss attributable to non-controlling interest	—	—	(2)	—	(2)

Net income (loss) attributable to YRC Worldwide Inc.	$(226)	$(138)	$19	$—	$(345)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$(266)	$104	$109	$—	$(53)

Investing activities:
Acquisition of property and equipment	—	(20)	(16)	—	(36)
Proceeds from disposal of property and equipment	—	43	—	—	43
Resctricted amounts held in escrow	(68)	—	(90)	—	(158)
Other	2	—	1	—	3

Net cash (used in) provided by investing activities	(66)	23	(105)	—	(148)

Financing activities:
Asset-backed securitization payments, net	—	—	(123)	—	(123)
Borrowing of long-term debt, net	143	—	233	—	376
Debt issuance costs	(22)	—	(8)	—	(30)
Equity issuance costs	(2)	—	—	—	(2)
Intercompany advances / repayments	213	(126)	(87)	—	—

Net cash (used in) provided by financing activities	332	(126)	15	—	221

Net increase in cash and cash equivalents	—	1	19	—	20
Cash and cash equivalents, beginning of period	120	9	14	—	143

Cash and cash equivalents, end of period	$120	$10	$33	$—	$163

For the nine months ended September 30, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$(75)	$(66)	$132	$—	$(9)

Investing activities:
Acquisition of property and equipment	—	(6)	(7)	—	(13)
Proceeds from disposal of property and equipment	—	61	10		71
Disposition of affiliate	23	—	—	—	23
Other	2	—	3	—	5

Net cash provided by investing activities	25	55	6	—	86

Financing activities:
Asset-backed securitization borrowings, net	—	—	(23)	—	(23)
Borrowing (payments) of long-term debt, net	17	(6)	(46)	—	(35)
Debt issuance costs	(12)	—	(1)	—	(13)
Equity issuance costs	(17)	—	—	—	(17)
Equity issuance proceeds	16	—	—	—	16
Stock issued in connection with the 6% Notes	12	—	—	—	12
Intercompany advances / repayments	54	16	(70)	—	—

Net cash (used in) provided by financing activities	70	10	(140)	—	(60)

Net increase (decrease) in cash and cash equivalents	20	(1)	(2)	—	17
Cash and cash equivalents, beginning of period	69	9	20	—	98

Cash and cash equivalents, end of period	$89	$8	$18	$—	$115

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

The following represents condensed consolidating financial information as of September 30, 2011 and December 31, 2010, with respect to the financial position and for the three and nine months ended September 30, 2011 and 2010, for results of operations and for the nine months ended September 30, 2011 and 2010 for the statement of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the 6% Notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the 6% Notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and YRCW Receivables LLC, the special-purpose entity that is associated with our ABL facility.

Condensed Consolidating Balance Sheet

September 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$120	$12	$31	$—	$163
Intercompany advances receivable	—	(46)	46	—	—
Accounts receivable, net	9	(1)	539	—	547
Prepaid expenses and other	67	179	2	—	248

Total current assets	196	144	618	—	958
Property and equipment	—	2,957	187	—	3,144
Less — accumulated depreciation	—	(1,637)	(96)	—	(1,733)

Net property and equipment	—	1,320	91	—	1,411
Investment in subsidiaries	2,226	125	(14)	(2,337)	—
Receivable from affiliate	(1,024)	534	490	—	—
Intangibles and other assets	383	219	63	(349)	316

Total assets	$1,781	$2,342	$1,248	$(2,686)	$2,685

Intercompany advances payable	$(2)	$(331)	$533	$(200)	$—
Accounts payable	29	96	19	2	146
Wages, vacations and employees’ benefits	24	195	12	—	231
Other current and accrued liabilities	121	173	11	—	305
Current maturities of long-term debt	7	—	3	—	10

Total current liabilities	179	133	578	(198)	692
Payable to affiliate	—	—	150	(150)	—
Long-term debt, less current portion	1,100	—	232	—	1,332
Deferred income taxes, net	143	(47)	9	—	105
Pension and postretirement	445	—	—	—	445
Claims and other liabilities	368	6	—	—	374
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(454)	2,250	282	(2,338)	(260)
Non-controlling interest	—	—	(3)	—	(3)

Total shareholders’ equity (deficit)	(454)	2,250	279	(2,338)	(263)

Total liabilities and shareholders’ equity (deficit)	$1,781	$2,342	$1,248	$(2,686)	$2,685

December 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$120	$10	$13	$—	$143
Intercompany advances receivable	—	(38)	38	—	—
Accounts receivable, net	9	2	431	—	442
Prepaid expenses and other	(46)	240	(11)	—	183

Total current assets	83	214	471	—	768
Property and equipment	—	3,050	188	—	3,238
Less — accumulated depreciation	—	(1,596)	(91)	—	(1,687)

Net property and equipment	—	1,454	97	—	1,551
Investment in subsidiaries	2,226	130	31	(2,387)	—
Receivable from affiliate	(549)	840	(291)	—	—
Intangibles and other assets	327	230	67	(350)	274

Total assets	$2,087	$2,868	$375	$(2,737)	$2,593

Intercompany advances payable	$121	$269	$(190)	$(200)	$—
Accounts payable	20	96	31	—	147
Wages, vacations and employees’ benefits	25	158	13	—	196
Other current and accrued liabilities	259	183	11	—	453
Current maturities of long-term debt	99	—	124	—	223

Total current liabilities	524	706	(11)	(200)	1,019
Payable to affiliate	—	—	150	(150)	—
Long-term debt, less current portion	837	—	—	—	837
Deferred income taxes, net	75	34	10	—	119
Pension and postretirement	448	—	—	—	448
Claims and other liabilities	354	6	—	—	360
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(151)	2,122	228	(2,387)	(188)
Non-controlling interest	—	—	(2)	—	(2)

Total shareholders’ equity (deficit)	(151)	2,122	226	(2,387)	(190)

Total liabilities and shareholders’ equity (deficit)	$2,087	$2,868	$375	$(2,737)	$2,593

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,160	$116	$—	$1,276

Operating expenses:
Salaries, wages and employees’ benefits	2	688	52	—	742
Operating expenses and supplies	10	270	25	—	305
Purchased transportation	—	119	23	—	142
Depreciation and amortization	—	42	4	—	46
Other operating expenses	2	70	4	—	76
Gains on property disposals, net	—	(11)	—	—	(11)

Total operating expenses	14	1,178	108	—	1,300

Operating income (loss)	(14)	(18)	8	—	(24)

Nonoperating (income) expenses:
Interest expense	26	—	11	—	37
Other, net	178	(57)	(53)	—	68

Nonoperating (income) expenses, net	204	(57)	(42)	—	105

Income (loss) from continuing operations before income taxes	(218)	39	50	—	(129)
Income tax provision (benefit)	—	(10)	1	—	(9)

Net income (loss)	(218)	49	49	—	(120)
Less: Net loss attributable to non-controlling interest	—	—	—	—	—

Net income (loss) attributable to YRC Worldwide Inc.	$(218)	$49	$49	$—	$(120)

For the three months ended September 30, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,033	$104	$—	$1,137

Operating expenses:
Salaries, wages and employees’ benefits	3	628	54	—	685
Operating expenses and supplies	(3)	225	13	—	235
Purchased transportation	—	104	19	—	123
Depreciation and amortization	—	46	4	—	50
Other operating expenses	1	61	4	—	66
Gains on property disposals, net	—	(3)	—	—	(3)

Total operating expenses	1	1,061	94	—	1,156

Operating income (loss)	(1)	(28)	10	—	(19)

Nonoperating (income) expenses:
Interest expense	34	1	9	—	44
Other, net	52	(33)	(18)	—	1

Nonoperating (income) expenses, net	86	(32)	(9)	—	45

Income (loss) from continuing operations before income taxes	(87)	4	19	—	(64)
Income tax benefit	(3)	(1)	—	—	(4)

Net income (loss) from continuing operations	(84)	5	19	—	(60)
Net income (loss) from discontinued operations, net of tax	—	1	(4)	—	(3)

Net income (loss)	(84)	6	15	—	(63)
Less: Net loss attributable to non-controlling interest	—	—	(1)	—	(1)

Net income (loss) attributable to YRC Worldwide Inc.	$(84)	$6	$16	$—	$(62)

For the nine months ended September 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$3,325	$331	$—	$3,656

Operating expenses:
Salaries, wages and employees’ benefits	4	1,964	159	—	2,127
Operating expenses and supplies	31	786	72	—	889
Purchased transportation	—	338	64	—	402
Depreciation and amortization	—	131	12	—	143
Other operating expenses	9	192	12	—	213
(Gains) losses on property disposals, net	—	(21)	—	—	(21)

Total operating expenses	44	3,390	319	—	3,753

Operating income (loss)	(44)	(65)	12	—	(97)

Nonoperating (income) expenses:
Interest expense	91	2	23	—	116
Other, net	320	(154)	(98)	—	68

Nonoperating (income) expenses, net	411	(152)	(75)	—	184

Income (loss) from continuing operations before income taxes	(455)	87	87	—	(281)
Income tax provision (benefit)	(7)	(10)	1	—	(16)

Net income (loss)	(448)	97	86	—	(265)
Less: Net loss attributable to non-controlling interest	—	—	(1)	—	(1)

Net income (loss) attributable to YRC Worldwide Inc.	$(448)	$97	$87	$—	$(264)

For the nine months ended September 30, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$2,953	$294	$(4)	$3,243

Operating expenses:
Salaries, wages and employees’ benefits	11	1,877	160	—	2,048
Operating expenses and supplies	(11)	674	53	—	716
Purchased transportation	—	291	51	(4)	338
Depreciation and amortization	—	139	12	—	151
Other operating expenses	3	173	10	—	186
(Gains) losses on property disposals, net	—	1	2	—	3
Impairment charges	—	—	5	—	5

Total operating expenses	3	3,155	293	(4)	3,447

Operating income (loss)	(3)	(202)	1	—	(204)

Nonoperating (income) expenses:
Interest expense	98	3	25	—	126
Equity investment impairment	—	—	12	—	12
Other, net	133	(84)	(52)	—	(3)

Nonoperating (income) expenses, net	231	(81)	(15)	—	135

Income (loss) from continuing operations before income taxes	(234)	(121)	16	—	(339)
Income tax benefit	(8)	(2)	—	—	(10)

Net income (loss) from continuing operations	(226)	(119)	16	—	(329)
Net loss from discontinued operations, net of tax	—	(15)	(3)	—	(18)

Net income (loss)	(226)	(134)	13	—	(347)
Less: Net loss attributable to non-controlling interest	—	—	(2)	—	(2)

Net income (loss) attributable to YRC Worldwide Inc.	$(226)	$(134)	$15	$—	$(345)

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$(266)	$246	$(33)	$—	$(53)

Investing activities:
Acquisition of property and equipment	—	(33)	(3)	—	(36)
Proceeds from disposal of property and equipment	—	42	1	—	43
Disposition of affiliate	—	1	(1)	—	—
Restricted amounts held in escrow	(68)	—	(90)	—	(158)
Other	2	—	1	—	3

Net cash (used in) provided by investing activities	(66)	10	(92)	—	(148)

Financing activities:
Asset backed securitization payments, net	—	—	(123)	—	(123)
Borrowing of long-term debt, net	143	—	233	—	376
Debt issuance costs	(22)	—	(8)	—	(30)
Equity issuance costs	(2)	—	—	—	(2)
Intercompany advances / repayments	213	(254)	41	—	—

Net cash (used in) provided by financing activities	332	(254)	143	—	221

Net increase in cash and cash equivalents	—	2	18	—	20
Cash and cash equivalents, beginning of period	120	10	13	—	143

Cash and cash equivalents, end of period	$120	$12	$31	$—	$163

For the nine months ended September 30, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$(75)	$39	$27	$—	$(9)

Investing activities:
Acquisition of property and equipment	—	(11)	(2)	—	(13)
Proceeds from disposal of property and equipment	—	62	9	—	71
Disposition of affiliate	23	—	—	—	23
Other	2	—	3	—	5

Net cash provided by investing activities	25	51	10	—	86

Financing activities:
Asset backed securitization borrowings, net	—	—	(23)	—	(23)
Borrowing of long-term debt, net	17	(51)	(1)	—	(35)
Debt issuance costs	(12)	—	(1)	—	(13)
Equity issuance costs	(17)	—	—	—	(17)
Equity issuance proceeds	16	—	—	—	16
Stock issued in connection with the 6% Notes	12	—	—	—	12
Intercompany advances / repayments	54	(40)	(14)	—	—

Net cash (used in) provided by financing activities	70	(91)	(39)	—	(60)

Net increase (decrease) in cash and cash equivalents	20	(1)	(2)	—	17
Cash and cash equivalents, beginning of period	69	10	19	—	98

Cash and cash equivalents, end of period	$89	$9	$17	$—	$115

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

The following represents condensed consolidating financial information as of September 30, 2011 and December 31, 2010, with respect to the financial position and for the three and nine months ended September 30, 2011 and 2010, for results of operations and for the nine months ended September 30, 2011 and 2010 for the statement of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the New Convertible Secured Notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the New Convertible Secured Notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and YRCW Receivables LLC, the special-purpose entity that is associated with our ABL facility.

Condensed Consolidating Balance Sheets

September 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$120	$13	$30	$—	$163
Intercompany advances receivable	—	(46)	46	—	—
Accounts receivable, net	9	30	508	—	547
Prepaid expenses and other	67	171	10	—	248

Total current assets	196	168	594	—	958
Property and equipment	—	3,089	55	—	3,144
Less — accumulated depreciation	—	(1,695)	(38)	—	(1,733)

Net property and equipment	—	1,394	17	—	1,411
Investment in subsidiaries	2,226	119	(8)	(2,337)	—
Receivable from affiliate	(1,024)	667	357	—	—
Intangibles and other assets	383	258	24	(349)	316

Total assets	$1,781	$2,606	$984	$(2,686)	$2,685

Intercompany advances payable	$(2)	$(331)	$533	$(200)	$—
Accounts payable	29	101	14	2	146
Wages, vacations and employees’ benefits	24	203	4	—	231
Other current and accrued liabilities	121	176	8	—	305
Current maturities of long-term debt	7	—	3	—	10

Total current liabilities	179	149	562	(198)	692
Payable to affiliate	—	150	—	(150)	—
Long-term debt, less current portion	1,100	—	232	—	1,332
Deferred income taxes, net	143	(43)	5	—	105
Pension and postretirement	445	—	—	—	445
Claims and other liabilities	368	6	—	—	374
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(454)	2,344	188	(2,338)	(260)
Non-controlling interest	—	—	(3)	—	(3)

Total Shareholders’ equity (deficit)	(454)	2,344	185	(2,338)	(263)

Total liabilities and shareholders’ equity (deficit)	$1,781	$2,606	$984	$(2,686)	$2,685

December 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$120	$9	$14	$—	$143
Intercompany advances receivable	—	(38)	38	—	—
Accounts receivable, net	9	31	402	—	442
Prepaid expenses and other	(46)	222	7	—	183

Total current assets	83	224	461	—	768
Property and equipment	—	3,180	58	—	3,238
Less — accumulated depreciation	—	(1,649)	(38)	—	(1,687)

Net property and equipment	—	1,531	20	—	1,551
Investment in subsidiaries	2,226	145	16	(2,387)	—
Receivable from affiliate	(549)	946	(397)	—	—
Intangibles and other assets	327	274	23	(350)	274

Total assets	$2,087	$3,120	$123	$(2,737)	$2,593

Intercompany advances payable	$121	$269	$(190)	$(200)	$—
Accounts payable	20	100	27	—	147
Wages, vacations and employees’ benefits	25	167	4	—	196
Other current and accrued liabilities	259	186	8	—	453
Current maturities of long-term debt	99	—	124	—	223

Total current liabilities	524	722	(27)	(200)	1,019
Payable to affiliate	—	150	—	(150)	—
Long-term debt, less current portion	837	—	—	—	837
Deferred income taxes, net	75	38	6	—	119
Pension and postretirement	448	—	—	—	448
Claims and other liabilities	354	6	—	—	360
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(151)	2,204	146	(2,387)	(188)
Non-controlling interest	—	—	(2)	—	(2)

Total Shareholders’ equity (deficit)	(151)	2,204	144	(2,387)	(190)

Total liabilities and shareholders’ equity (deficit)	$2,087	$3,120	$123	$(2,737)	$2,593

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,227	$49	$—	$1,276

Operating expenses:
Salaries, wages and employees’ benefits	2	724	16	—	742
Operating expenses and supplies	10	282	13	—	305
Purchased transportation	—	126	16	—	142
Depreciation and amortization	—	46	—	—	46
Other operating expenses	2	73	1	—	76
Gains on property disposals, net	—	(11)	—	—	(11)

Total operating expenses	14	1,240	46	—	1,300

Operating loss	(14)	(13)	3	—	(24)

Nonoperating (income) expenses:
Interest expense	26	—	11	—	37
Other, net	178	(66)	(44)	—	68

Nonoperating (income) expenses, net	204	(66)	(33)	—	105

Income (loss) from continuing operations before income taxes	(218)	53	36	—	(129)
Income tax benefit	—	(10)	1	—	(9)

Net income (loss)	(218)	63	35	—	(120)
Less: Net loss attributable to non-controlling interest	—	—	—	—	—

Net income (loss) attributable to YRC Worldwide Inc.	$(218)	$63	$35	$—	$(120)

For the three months ended September 30, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,092	$45	$—	$1,137

Operating expenses:
Salaries, wages and employees’ benefits	3	665	17	—	685
Operating expenses and supplies	(3)	235	3	—	235
Purchased transportation	—	108	15	—	123
Depreciation and amortization	—	50	—	—	50
Other operating expenses	1	63	2	—	66
(Gains) losses on property disposals, net	—	(3)	—	—	(3)

Total operating expenses	1	1,118	37	—	1,156

Operating income (loss)	(1)	(26)	8	—	(19)

Nonoperating (income) expenses:
Interest expense	34	—	10	—	44
Other, net	52	(38)	(13)	—	1

Nonoperating (income) expenses, net	86	(38)	(3)	—	45

Income (loss) from continuing operations before income taxes	(87)	12	11	—	(64)
Income tax benefit	(3)	(1)	—	—	(4)

Net income (loss) from continuing operations	(84)	13	11	—	(60)
Net income (loss) from discontinued operations, net of tax	—	1	(4)	—	(3)

Net income (loss)	(84)	14	7	—	(63)
Less: Net loss attributable to non-controlling interest	—	—	(1)	—	(1)

Net income (loss) attributable to YRC Worldwide Inc.	$(84)	$14	$8	$—	$(62)

For the nine months ended September 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$3,516	$140	$—	$3,656

Operating expenses:
Salaries, wages and employees’ benefits	4	2,072	51	—	2,127
Operating expenses and supplies	31	823	35	—	889
Purchased transportation	—	356	46	—	402
Depreciation and amortization	—	141	2	—	143
Other operating expenses	9	200	4	—	213
Gains on property disposals, net	—	(21)	—	—	(21)

Total operating expenses	44	3,571	138	—	3,753

Operating income (loss)	(44)	(55)	2	—	(97)

Nonoperating (income) expenses:
Interest expense	91	2	23	—	116
Other, net	320	(177)	(75)		68

Nonoperating (income) expenses, net	411	(175)	(52)	—	184

Income (loss) from continuing operations before income taxes	(455)	120	54	—	(281)
Income tax provision (benefit)	(7)	(10)	1	—	(16)

Net income (loss)	(448)	130	53	—	(265)
Less: Net loss attributable to non-controlling interest	—	—	(1)	—	(1)

Net income (loss) attributable to YRC Worldwide Inc.	$(448)	$130	$54	$—	$(264)

For the nine months ended September 30, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$3,120	$127	$(4)	$3,243

Operating expenses:
Salaries, wages and employees’ benefits	11	1,983	54	—	2,048
Operating expenses and supplies	(11)	704	23	—	716
Purchased transportation	—	302	40	(4)	338
Depreciation and amortization	—	149	2	—	151
Other operating expenses	3	180	3	—	186
Losses on property disposals, net	—	2	1	—	3
Impairment charges	—	2	3	—	5

Total operating expenses	3	3,322	126	(4)	3,447

Operating income (loss)	(3)	(202)	1	—	(204)

Nonoperating (income) expenses:
Interest expense	98	3	25	—	126
Equity investment impairment	—	—	12	—	12
Other, net	133	(93)	(43)	—	(3)

Nonoperating (income) expenses, net	231	(90)	(6)	—	135

Income (loss) from continuing operations before income taxes	(234)	(112)	7	—	(339)
Income tax benefit	(8)	(2)	—	—	(10)

Net income (loss) from continuing operations	(226)	(110)	7	—	(329)
Net loss from discontinued operations, net of tax	—	(15)	(3)	—	(18)

Net income (loss)	(226)	(125)	4	—	(347)
Less: Net loss attributable to non-controlling interest	—	—	(2)	—	(2)

Net income (loss) attributable to YRC Worldwide Inc.	$(226)	$(125)	$6	$—	$(345)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$(266)	$285	$(72)	$—	$(53)

Investing activities:
Acquisition of property and equipment	—	(35)	(1)	—	(36)
Proceeds from disposal of property and equipment	—	42	1	—	43
Disposition of affiliate	—	1	(1)	—	—
Restricted amounts held in escrow	(68)	—	(90)	—	(158)
Other	2	—	1	—	3

Net cash (used in) provided by investing activities	(66)	8	(90)	—	(148)

Financing activities:
Asset backed securitization borrowings , net	—	—	(123)	—	(123)
Issuance of long-term debt, net	143	—	233	—	376
Debt issuance costs	(22)	—	(8)	—	(30)
Equity issuance costs	(2)	—	—	—	(2)
Intercompany advances / repayments	213	(289)	76	—	—

Net cash (used in) provided by financing activities	332	(289)	178	—	221

Net increase in cash and cash equivalents	—	4	16	—	20
Cash and cash equivalents, beginning of period	120	9	14	—	143

Cash and cash equivalents, end of period	$120	$13	$30	$—	$163

For the nine months ended September 30, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$(75)	$64	$2	$—	$(9)

Investing activities:
Acquisition of property and equipment	—	(11)	(2)	—	(13)
Proceeds from disposal of property and equipment	—	63	8	—	71
Disposition of affiliate	23	—	—	—	23
Other	2	(8)	11	—	5

Net cash provided by investing activities	25	44	17	—	86

Financing activities:
Asset backed securitization payments, net	—	—	(23)	—	(23)
Issuance (repayment) of long-term debt, net	17	(51)	(1)	—	(35)
Debt issuance costs	(12)	—	(1)	—	(13)
Equity issuance costs	(17)	—	—	—	(17)
Equity issuance proceeds	16	—	—	—	16
Stock issued in connection with the 6% Notes	12	—	—	—	12
Intercompany advances / repayments	54	(56)	2	—	—

Net cash (used in) provided by financing activities	70	(107)	(23)	—	(60)

Net increase (decrease) in cash and cash equivalents	20	1	(4)	—	17
Cash and cash equivalents, beginning of period	69	10	19	—	98

Cash and cash equivalents, end of period	$89	$11	$15	$—	$115

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

For the nine months ended September 30, 2011 and 2010, we generated revenues of $3.7 billion and $3.2 billion, respectively, reported net loss from continuing operations of $264.9 million and $329.0 million, respectively, and reported a net loss of $264.9 million and $346.9 million, respectively. For the years ended December 31, 2010, 2009 and 2008, we generated revenues of $4.3 billion, $4.9 billion and $8.3 billion, respectively, reported loss from continuing operations of $301.1 million, $634.3 million and $825.7 million, respectively, and reported a net loss of $324.2 million, $622.0 million and $976.4 million, respectively. For the years ending December 31, 2010 and 2009, our audit report notes that we have experienced significant declines in operations, cash flows and liquidity and these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

This section focuses on the highlights and significant items that impacted our operating results during the three and nine months ended September 30, 2011. We have presented a discussion regarding the operating results of each of our operating segments: National Transportation, Regional Transportation and Truckload.

Consolidated Results

Our consolidated results for the three and nine months ended September 30, 2011 and 2010 include the results of each of the operating segments discussed below together with unallocated corporate expenses. A more detailed discussion of the operating results of our segments is presented below.

The table below provides summary consolidated financial information for the three and nine months ended September 30:

	Three months			Nine months
(in millions)	2011	2010	Percent Change	2011	2010	Percent Change
Operating revenue	$1,276.4	$1,136.8	12.3%	$3,656.5	$3,243.1	12.7%
Operating loss	(23.7)	(18.8)	(26.1%)	(96.8)	(203.7)	52.5%
Nonoperating expenses, net	105.1	44.9	134.1%	183.9	134.7	36.5%
Net loss from continuing operations	(120.1)	(59.9)	(100.5%)	(264.9)	(329.0)	19.5%

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Our consolidated operating revenue increased 12.3% during the three months ended September 30, 2011 versus the same period in 2010 due to increased revenue from our National Transportation and Regional Transportation segments. This increase is attributed to both increases in volume over the comparable prior year quarter and increases in yield or pricing. Our volume increases are primarily attributed to a moderately improving economic environment. The improvement in yield is due to increased fuel surcharge revenue resulting from higher diesel fuel costs, as well as a more disciplined industry pricing market.

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

Operating expenses for the third quarter of 2011 increased $144.4 million, or 12.5%, as compared to the same period in 2010. The increase includes the impact of a non-cash equity based compensation expense of $15.4 million in the third quarter of 2011. The majority of this expense is due to Series B Preferred Stock that was issued to the IBT 401(k) as described in “Financial Condition – Liqudity and Capital Resources”. In the third quarter of 2010, we incurred $2.2 million of expense related to non-cash equity based compensation expense. Further increases to operating expenses were $43.7 million increase in salaries, wages and benefits, a $69.0 million increase in operating expenses and supplies, a $19.4 million increase in purchased transportation and a $10.1 million increase in other operating expenses, which are attributable to higher volumes and higher fuel prices, all partially offset by a $3.6 million decrease in depreciation and amortization.

The increase in salaries, wages and benefits in the third quarter of 2011, as compared to the same period in 2010, is largely due to higher shipment related wages in the current year as we reacted to increased volumes, contractual wage increases, and the resumption of multi-employer pension contributions in June 2011. The increase in operating expenses and supplies is largely a result of higher fuel expenses of $43.6 million or 41.3%, vehicle and facility maintenance of $8.3 million or 14.4%, higher bad debt expense of $8.9 million or 167.2% due to higher volumes and favorable development in 2010 of receivables collectability assumptions due to improvements in revenue management processes. Additionally, we experienced higher professional services expense of $7.5 million or 30.1% related to an increase in restructuring professional fees as compared to the same period in 2010.

Our consolidated operating loss during the third quarter of 2011 includes a $10.8 million net gain from the sale of property and equipment including fair value adjustments for property and equipment held for sale compared to a $3.4 million net gain for the same period in 2010.

Nonoperating expenses for the third quarter of 2011 increased $60.2 million or 134.1% compared to the same period in 2010 largely due to a fair value adjustment on our derivative liabilities of $79.2 million and restructuring transaction costs of $17.8 million. The fair value adjustment resulted from conversion features embedded in the Series A Notes and Series B Notes issued in the July 22, 2011 restructuring. At the closing of the restructuring, the Company did not have enough authorized and unissued common shares to satisfy those conversion features. At a September 16, 2011 special meeting, shareholders approved an increase in the amount of authorized common shares from 80 million to 10 billion. The conversion features were revalued after the shareholder meeting resulting in the fair value adjustment. The increase in the fair value of the conversion options is primarily related to market volatility of our common stock and is due to the fact that the Series B Note holders now have the ability to convert the notes to common shares. The restructuring transaction costs relate to modifications to our credit agreement, contribution deferral agreement, and issuance of Series A Notes.

In addition, the company recognized a $26.0 million net gain on extinguishment of debt in the third quarter of 2011 primarily related to the retirement of the ABS facility. A loss on extinguishment of debt of $1.9 million was included in the same period of 2010. Finally, interest expense for the third quarter of 2011 was $37.7 million compared to $43.9 million in the same period of 2010 as a result of various changes as part of the restructuring. The third quarter of 2011 included $10.0 million less in deferred debt cost amortization compared to the same period in 2010 as the deferred debt costs related to the Credit Agreement were included in the carryover basis of the new restructured term loan and the Series A Notes and the ABS facility deferred debt costs were removed as part of the restructuring. Also, the third quarter of 2011 included $2.5 million of net amortization of the Series A Notes and Series B Notes discounts and term loan premium. Offsetting these interest expense reductions was a $4.6 million increase in interest expense related to the company’s ABL facility in the third quarter of 2011 compared to the ABS facility in the same period in 2010.

Our effective tax rate for continuing operations for the three months ended September 30, 2011 and 2010 was 6.7% and 6.0%, respectively. Significant items impacting the 2011 rate include a state tax benefit, certain permanent items, a reduction in the reserve for uncertain tax positions resulting from a Tax Court settlement and an increase in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2011. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. We have a full valuation allowance against our net deferred tax assets.

The financial restructuring had no material impact on the effective tax rate for the three months ending September 30, 2011.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Our consolidated operating revenue increased 12.7% during the nine months ended September 30, 2011 versus the same period in 2010 due to increased revenue from our National Transportation and Regional Transportation segments. This increase is attributed to both increases in volume over the comparable prior year period and increases in yield or pricing. Our volume increases are primarily attributed to a moderately improving economic environment. The improvement in yield is due to increased fuel surcharge revenue resulting from higher diesel fuel costs as well as a more disciplined industry pricing market.

Operating expenses for the first nine months of 2011 increased $306.5 million, or 8.9%, as compared to the same period in 2010 primarily related to a $172.7 million increase in operating expenses and supplies, a $95.2 million increase in salaries, wages and benefits, a $64.9 million increase in purchased transportation which are attributable to increasing volumes and higher fuel prices. The reduction was offset by a reduction in equity based compensation expense of $15.8 million related to non-cash equity awards granted to our union work force and a $7.4 million decrease in depreciation and amortization.

The increase in salaries, wages and benefits in the first nine months of 2011 as compared to the same period in 2010 is largely due to higher shipment related wages in the current year as we reacted to increased volumes and contractual wage increases and the resumption of multi-employer union pension contributions. The increase in operating expenses and supplies is a result of higher fuel expenses of $130.7 million or 42.1%, vehicle and facility maintenance of $24.7 million or 15.1%, higher bad debt expense of $7.9 million due to higher volumes and favorable development in 2010 of receivables collectability assumptions due to improvements in revenue management processes, and higher professional services expense of $16.3 million or 20.0% related to an increase in restructuring professional fees as compared to the same period in 2010.

Consolidated operating loss for the nine months ended September 30, 2010 included non-cash impairment charges of $5.3 million representing a reduction in the trade name values attributed to YRC Reimer (a part of the National Transportation segment) and New Penn (a part of the Regional Transportation segment). The impairment charge was reflective of a change in revenue growth assumptions in the fair value model. There are no such impairment charges during the nine months ended September 30, 2011.

Our consolidated operating loss during the first nine months of 2011 includes a $21.0 million net gain from the sale of property and equipment including fair value adjustments for property and equipment held for sale compared to a $3.2 million net loss for the same period in 2010.

Nonoperating expenses for the first nine months of 2011 increased $49.2 million or 36.5% compared to the same period in 2010 largely due to a fair value adjustment on our derivative liabilities of $79.2 million and restructuring transaction costs of $17.8 million. The fair value adjustment resulted from conversion features embedded in the Series A Notes and Series B Notes issued in the July 22, 2011 restructuring. At the closing of the restructuring, the Company did not have enough authorized and unissued common shares to satisfy those conversion features. At a September 16, 2011 special meeting, shareholders approved an increase in the amount of authorized common shares from 80 million to 10 billion. The conversion features were revalued after the shareholder meeting resulting in the fair value adjustment. The increase in the fair value of the conversion options is primarily related to market volatility of our common stock and is due to the fact that the Series B Note holders now have the ability to convert the notes to common shares. The restructuring transaction costs relate to modifications to our credit agreement, contribution deferral agreement, and issuance of Series A Notes.

In addition, the company recognized a $25.2 million net gain on extinguishment of debt in the third quarter of 2011 primarily related to the retirement of the ABS facility. A loss on extinguishment of debt of $1.9 million was included in the same period of 2010. Further offsetting the increases is a $12.3 million impairment of our equity investment in Jiayu in the second quarter of 2010. The adjustment was required as the estimated fair value, using a discounted cash flow model, was less than our investment. The impairment charge is reflective of a change in revenue growth assumptions in the fair value model. Finally, interest expense for the first nine months of 2011 was $116.6 million compared to $126.2 million in the same period of 2010 as a result of various changes resulting from the July 22, 2011 restructuring. The first nine months of 2011 included $12.3 million less in deferred debt cost amortization compared to the same period in 2010 as the deferred debt costs related to the Credit Agreement were included in the carryover basis of the new restructured term loan and the Series A Notes and the ABS facility deferred debt costs were removed as part of the restructuring. Also, the first nine months of 2011 included $2.5 million of net amortization of the Series A Notes and Series B Notes discounts and term loan premium. Offsetting these reductions was a $5.6 million increase in interest expense incurred related to the company’s ABL and ABS facilities in the first nine months of 2011 compared to the ABS facility in the same period in 2010.

Our effective tax rate for continuing operations for the nine months ended September 30, 2011 and 2010 was 5.6% and 2.8%, respectively. Significant items impacting the 2011 rate include a state tax benefit, certain permanent items, a reduction in the reserve for uncertain tax positions resulting from a Tax Court settlement and an increase in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2011. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. We have a full valuation allowance against our net deferred tax assets.

The financial restructuring had no material impact on the effective tax rate for the nine months ending September 30, 2011.

National Transportation Results

National Transportation represented approximately 66% of our consolidated revenue in the third quarters of 2011 and 2010 and approximately 66% and 67% of our consolidated revenue in the nine months ended September 30, 2011 and 2010, respectively. The table below provides summary financial information for National Transportation for the three and nine months ended September 30:

	Three months			Nine months
(in millions)	2011	2010	Percent Change	2011	2010	Percent Change
Operating revenue	$841.6	$755.0	11.5%	$2,398.5	$2,159.7	11.1%
Operating income (loss) (c)	(14.3)	(16.4)	12.8%	(58.6)	(151.5)	61.3%
Operating ratio (a)	101.7%	102.2%	0.5pp (b)	102.4%	107.0%	4.6pp (b)

(a)	Operating ratio is calculated as 100 minus the result of dividing operating income by operating revenue or plus the result of dividing operating loss by operating revenue, and expressed as a percentage.
(b)	Percentage points.
(c)	2010 operating income amounts have been restated to reflect the absence of restructuring professional fees to be comparable to the 2011 amounts.

Three months ended September 30, 2011 compared to three months ended September 30, 2010

National Transportation reported third quarter 2011 operating revenue of $841.6 million, representing an increase of $86.6 million or 11.5% from the third quarter of 2010. The two primary components of operating revenue are volume, comprised of the number of shipments and weight per shipment, and price or yield, usually evaluated on a per hundredweight basis. The increase in operating revenue was largely driven by a 4.2% increase in total picked-up tonnage per day and a 7.5% increase in revenue per hundredweight resulting mostly from higher fuel surcharge revenue, which was driven by higher diesel prices in 2011 as compared to the same period in 2010 as well as a more disciplined industry pricing market. The increase in picked-up tonnage per day was primarily due to a 5.5% increase in total shipments per day offset by a 1.2% decrease in weight per shipment. Our volume increases are primarily attributed to a moderately improving economic environment.

Operating loss for National Transportation was $14.3 million in the third quarter of 2011 compared to operating loss of $16.4 million in the same period in 2010. Revenue was higher by $86.6 million while total operating expenses increased by $84.5 million which includes the impact of a non-cash equity based compensation expense of $10.0 million in the third quarter of 2011. Absent the equity based compensation expense, operating income improved $12.1 million or 73.6% in the third quarter 2011 over the same period in 2010. Expense increases consisted primarily of higher salaries, wages and benefits (including equity based compensation expense) of $42.9 million, higher operating expenses and supplies of $38.5 million, higher purchased transportation costs of $8.9 million, and higher other operating expenses of $2.8 million.

The increase in salaries, wages and employees’ benefits of $42.9 million during the third quarter of 2011 is primarily the result of the resumption of multi-employer union pension contributions and the above noted equity based compensation expense of $10.0 million in the third quarter of 2011 as well as higher shipment-related wages in the current year due to increased volumes and contractual wage increases. The charge is due to Series B Preferred Stock that was issued to the IBT 401(k) as described in “Financial Condition — Liqudity and Capital Resources”. Absent the equity based compensation expense, salaries, wages, and employees’ benefits increased $33.1 million or 8.1% compared to the third quarter of 2010. The increase was primarily the result of a $23.1 million increase in benefits during the third quarter of 2011 compared to the comparable prior year period resulting from the resumption of multi-employer union pension contributions in June 2011, higher costs associated with the contractual health and welfare benefit increase recognized beginning August 2011, increased state unemployment taxes, and a $1.8 million increase in non-union pension expense resulting from the impact of lower interest rates and incurred plan losses during the prior year. Workers’ compensation expense (included in salaries, wages and benefits in the statement of operations) decreased $2.8 million or 9.6% which is reflective of higher expenses in 2010 related to unfavorable development of self-insured claims from old claim years.

Operating expenses and supplies were higher due mostly to increases in fuel costs associated with higher diesel prices and increased volumes in the third quarter of 2011 compared to the same period in 2010. The increase was also impacted by fleet operating and maintenance costs and an increase in bad debt expense of $8.0 million in the third quarter of 2011 compared to the same period in 2010. The increase in bad debt expense is due to higher volumes and favorable development in 2010 of receivables collectability assumptions due to improvements in revenue management processes.

The increase in purchased transportation during the third quarter of 2011 versus the comparable prior year period resulted primarily from increased volumes and increased fuel costs associated with higher diesel prices in the third quarter of 2011 compared to the same period in 2010. Rail costs increased 26.2% due to increased volume and fuel surcharges compared to the prior year period while other purchased transportation costs decreased 7.7% due primarily to reduced use of services from our Truckload segment as we shifted certain linehaul miles to be driven by the National Transportation employees.

Other operating expenses were higher mostly due to increased cargo claims expense of $3.4 million due to increased volume and unfavorable claim development in the third quarter of 2011. The increase was also impacted by a general liability claims expense increase of $2.1 million related to unfavorable development of prior year claims, offset by lower depreciation of $2.6 million.

Gains on property disposals of $11.0 million in the third quarter of 2011 compared to $2.4 million in the third quarter of 2010.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

National Transportation reported operating revenue of $2,398.5 million in the nine months ended September 30, 2011, representing an increase of $238.8 million or 11.1% versus the same period in 2010. The increase in operating revenue was largely driven by a 6.3% increase in total picked-up tonnage per day and a 5.2% increase in revenue per hundredweight resulting mostly from higher fuel surcharge revenue, which was driven by higher diesel prices in 2011 as compared to the same period in 2010 as well as a more disciplined industry pricing market. The increase in picked-up tonnage per day was primarily due to a 6.3% increase in total shipments per day offset by a 0.3% decrease in weight per shipment. Our volume increases are primarily attributed to a moderately improving economic environment.

Operating loss for National Transportation was $58.6 million in the nine months ended September 30, 2011 compared to an operating loss of $151.5 million in the same period in 2010. Revenue was higher by $238.8 million while total costs increased by $145.9 million. The cost increases consisted primarily of higher salaries, wages and benefits of $57.6 million, higher operating expenses and supplies of $78.6 million, higher purchased transportation costs of $29.4 million, and higher other operating expenses of $0.4 million.

The increase in salaries, wages and employees’ benefits of $57.6 million during the nine months ended September 30, 2011 is primarily the result of higher shipment related volume based wages as we reacted to increased business volumes and contractual wage increases. In addition, benefits increased $45.1 million compared to the comparable prior year period resulting from the resumption of mutli-employer pension contributions in June 2011, higher costs associated with the contractual health and welfare benefit increase realized in August 2011, increased state unemployment taxes, and a $5.3 million increase in non-union pension expense resulting from the impact of lower interest rates and incurred plan losses during the prior year. Workers’ compensation expense (included in salaries, wages and benefits in the statement of operations) increased $1.2 million compared to the prior year. The equity based compensation expense of $10.0 million in the first nine months of 2011 compared to an $18.9 million expense in the first nine months of 2010. The charge is due to Series B Preferred Stock that was issued to the IBT 401(k) as described in “Financial Condition – Liqudity and Capital Resources”.

Operating expenses and supplies were higher due mostly to increases in fuel costs associated with higher diesel prices and greater volumes in the first nine months of 2011 compared to the same period in 2010. The increase was also impacted by an increase in fleet and facility operating and maintenance costs due to higher volumes, and an increase in bad debt expense of $6.8 million in the nine months ended September 30, 2011 versus the same period in 2010. The increase in bad debt expense is due to higher volumes and favorable development in 2010 of receivables collectability assumptions due to improvements in revenue management processes.

The increase in purchased transportation during the nine months ended September 30, 2011 versus the same period in 2010 resulted primarily from increased volumes and increased fuel costs associated with higher diesel prices. Rail costs increased 35.8% due to increased volumes and fuel surcharges compared to the prior year period while other purchased transportation costs decreased 11.0% due primarily to reduced use of services from our Truckload segment as we shifted certain linehaul miles to be driven by the National Transportation employees.

Other operating expenses for the nine months ended September 30, 2011 increased as a result of higher cargo claims expense of $6.5 million due to increased volume and unfavorable claim development recorded in the first nine months of 2011. Depreciation was lower by $4.1 million mostly due to reduced facilities and general liability claims expense decreased by $2.4 million.

The first nine months of 2010 included an impairment charge of $3.3 million related to a reduction in fair value of the Reimer trade name, primarily due to a decline in future revenue assumptions. Gains on property disposals of $17.0 million in the nine months ended September 30, 2011 compared to a gain of $0.1 million in the comparable period of 2010.

Regional Transportation Results

Regional Transportation represented approximately 32% and 31% of our consolidated revenue in the third quarters of 2011 and 2010, respectively and 32% and 31% in the nine months ended September 30, 2011 and 2010, respectively. The table below provides summary financial information for Regional Transportation for the three and nine months ended September 30:

	Three months			Nine months
(in millions)	2011	2010	Percent Change	2011	2010	Percent Change
Operating revenue	$404.8	$354.2	14.3%	$1,172.6	$1,014.8	15.5%
Operating income (loss) (d)	12.4	9.9	25.3%	26.0	(2.9)	n/m	(c)
Operating ratio (a)	96.9%	97.2%	0.3pp (b)	97.8%	100.3%	2.5pp	(b)

(a)	Operating ratio is calculated as 100 minus the result of dividing operating income by operating revenue or plus the result of dividing operating loss by operating revenue, and expressed as a percentage.
(b)	Percentage points.
(c)	Not meaningful.
(d)	2010 operating income amounts have been restated to reflect the absence of restructuring professional fees to be comparable to the 2011 amounts.

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Regional Transportation reported operating revenue of $404.8 million for the third quarter of 2011, representing an increase of $50.6 million, or 14.3% from the third quarter of 2010. Total weight per day was up 5.6%, representing a 3.6% increase in total shipments per day and a 2.0% higher total weight per shipment compared to 2010. Our volume increases are primarily attributed to a moderately improving economic environment. A meaningful portion of our regional footprint is concentrated in the Upper Midwest where the recovery in the manufacturing sector has provided particularly strong growth.

Total revenue per hundredweight increased 8.2% in the third quarter of 2011 as compared to the third quarter of 2010, due to higher fuel surcharge revenue associated with higher diesel fuel prices and a more disciplined industry pricing market partially offset by the impact of a slightly higher mix of contractual business which generally has a lower yield.

Operating income for Regional Transportation was $12.4 million for the third quarter of 2011, an increase of $2.5 million from the third quarter of 2010, consisting of a $50.6 million increase in revenue offset by a $48.1 million increase in operating expenses. The $48.1 million increase in operating expenses includes the impact of a non-cash equity based compensation expense of $4.9 million recorded in the third quarter of 2011 due to Series B Preferred Stock that was issued to the IBT 401(k) as described in “Financial Condition – Liqudity and Capital Resources”. Significant expense increases were in salaries, wages and employees’ benefits (including equity based compensation expense) of $16.3 million or 7.6%, operating expenses and supplies of $24.6 million or 33.1% and purchased transportation of $5.3 million or 32.5% and other operating expenses of $0.9 million or 4.5%.

Salaries, wages and employees’ benefits expense increased $16.3 million or 7.6% due to the impact of a non-cash equity based compensation expense of $4.9 million mentioned above, higher shipment related wages in the current year as we reacted to increased volumes and the resumption of union multi-employer pension contributions in June 2011.

Operating expenses and supplies increased 33.1% reflecting a 43.7% increase in fuel costs (due to higher fuel prices and volumes) and a 20.9% increase in costs other than fuel. Costs were higher in the areas of equipment maintenance, driver expenses, and tolls as a result of higher business volumes. Purchased transportation was 32.5% higher due mostly to increased business volumes and the impact of higher fuel prices. Other operating expenses were 4.5% higher, mainly due to higher fuel taxes primarily due to increased business volumes.

Losses on property disposals were $0.2 million in the third quarter of 2011 compared to a gain of $1.1 million in the third quarter of 2010.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Regional Transportation reported operating revenue of $1,172.6 million for the first nine months of 2011, representing an increase of $157.8 million, or 15.5% from the first nine months of 2010. Total weight per day was up 9.7%, representing a 5.9% increase in total shipments per day and a 3.6% higher total weight per shipment compared to 2010. Our volume increases are primarily attributed to a moderately improving economic environment. A meaningful portion of our regional footprint is concentrated in the Upper Midwest where the recovery in the manufacturing sector has provided particular strong growth.

Total revenue per hundredweight increased 5.5% in the first nine months of 2011 as compared to the same period of 2010, due to higher fuel surcharge revenue associated with higher diesel fuel prices and a more disciplined industry pricing market partially offset by the impact of a slightly higher mix of contractual business which generally has a lower yield.

Operating income for Regional Transportation was $26.0 million for the first nine months of 2011, an improvement of $28.9 million from the same period of 2010, consisting of a $157.8 million increase in revenue offset by a $128.9 million increase in operating expenses. Material expense increases were in operating expenses and supplies of $71.2 million or 31.4%, purchased transportation of $12.7 million or 27.7%, other operating expenses of $11.3 million or 21.1%, and salaries, wages and employees’ benefits (including equity based compensation expense) of $43.7 million or 6.8%.

Salaries, wages and employees’ benefits expense (including equity based compensation expense) increased $43.7 million or 6.8% due primarily to higher shipment related wages in the current year as we reacted to greater volumes, contractual wage increases and the resumption of multi-employer pension contributions in June 2011. Additionally, the first nine months of 2011included non-cash equity based compensation of $4.9 million due to Series B Preferred Stock that was issued to the IBT 401(k) as described in “Financial Condition – Liqudity and Capital Resources”. A similar expense of $6.1 million was recognized in the first nine months of 2010.

Operating expenses and supplies increased 31.4% reflecting a 48.6% increase in fuel costs (due to higher fuel prices and volumes) and a 14.5% increase in costs other than fuel. Costs were higher in the areas of equipment maintenance, driver expenses, tolls and bad debt expense as a result of increased business volumes. Purchased transportation was 27.7% higher due mostly to increased business volumes and the impact of higher fuel prices. Other operating expenses were 21.1% higher, mainly due to a higher provision for general liability claims due to unfavorable claim development factors as well as increased volume. Additionally, fuel taxes and cargo claims costs were higher primarily due to increased business volumes.

Gains on property disposals were $3.2 million in the first nine months of 2011 compared to a loss of $3.0 million in the same period of 2010. The nine months of 2010 operating loss also included an impairment charge of $2.0 million related to a reduction in fair value of the New Penn trade name, primarily due to a decline in future revenue assumptions.

Truckload Results

Truckload represented approximately 2% of our consolidated revenue in the third quarter of 2011 and 2010 and 2% and 2% in the nine months ended September 30, 2011 and 2010, respectively. The table below provides summary financial information for Truckload for the three and nine months ended September 30:

	Three months				Nine months
(in millions)	2011	2010	Percent Change		2011	2010	Percent Change
Operating revenue	$26.0	$28.8	(9.7%)		$76.7	$83.9	(8.6%)
Operating loss (c)	(2.7)	(2.2)	(22.7%)		(10.3)	(7.0)	(47.1%)
Operating ratio (a)	110.3%	107.6%	(2.7pp	)(b)	113.4%	108.3%	(5.1pp	)(b)

(a)	Operating ratio is calculated as 100 (i) minus the result of dividing operating income by operating revenue or (ii) plus the result of dividing operating loss by operating revenue, and expressed as a percentage.
(b)	Percentage points.
(c)	2010 operating income amounts have been restated to reflect the absence of restructuring professional fees to be comparable to the 2011 amounts.

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Truckload reported operating revenue of $26.0 million for the third quarter of 2011, representing a decrease of $2.8 million or 9.7% from the third quarter of 2010. The two primary components of truckload operating revenue are volume, comprised of the miles driven, and price, usually evaluated on a revenue per mile basis. Total miles driven per day were down 25.1% in the third quarter of 2011 as compared to 2010 due primarily to reduced use of Truckload services by our National Transportation group as they restructured to accommodate certain line haul miles internally. Revenue per mile was up 20.3%, due primarily to higher fuel surcharge revenue associated with higher diesel fuel prices. Excluding the revenue from National Transportation during 2010, Truckload revenue from third party customers grew by 8.1%.

Operating loss for Truckload was $2.7 million for the third quarter of 2011, as compared to an operating loss of $2.2 million for the third quarter of 2010, consisting of a $2.8 million decrease in revenue offset by a $2.3 million decrease in operating expenses. Expense decreases were primarily related to lower salaries, wages and related benefits costs as a result of lower employee levels and lower shipping volumes, lower vehicle maintenance costs and a lower provision for general liability claims due to lower shipping volumes. Expense increases were primarily in the area of fuel costs as a result of higher diesel prices.

Nine months ended September 30, 2011compared to nine months ended September 30, 2010

Truckload reported operating revenue of $76.7 million for the first nine months of 2011, representing a decrease of $7.2 million or 8.6% from the same period of 2010. Total miles driven per day were down 22.8% in the first nine months of 2011 as compared to 2010 due primarily to reduced use of Truckload services by our National Transportation group as they restructured to accommodate certain line haul miles internally. Revenue per mile was up 17.9%, due primarily to higher fuel surcharge revenue associated with higher diesel fuel prices. Excluding the revenue from National Transportation during 2010, Truckload revenue from third party customers grew by 12.1%.

Operating loss for Truckload was $10.3 million for the first nine months of 2011, as compared to an operating loss of $7.0 million for the same period of 2010, consisting of a $7.2 million decrease in revenue offset by a $3.9 million decrease in operating expenses. Expense decreases were primarily related to lower salaries, wages and related benefits costs as a result of lower employee levels and lower shipping volumes. Expense increases were primarily in the area of fuel costs as a result of higher diesel prices.

Certain Non-GAAP Financial Measures

Our adjusted EBITDA improved from $45.8 million for the three months ended September 30, 2010 to $56.0 million for the three months ended September 30, 2011. We have included the reconciliation of consolidated adjusted EBITDA below and provided the adjusted EBITDA amounts by segment.

Adjusted operating income (loss) is a non-GAAP measure that reflects the company’s operating income before letter of credit fees, certain union employee equity-based compensation expense, net gains or losses on property disposals, and certain other items including restructuring professional fees and results of permitted dispositions. Adjusted EBITDA is a non-GAAP measure that reflects the company’s earnings before interest, taxes, depreciation, and amortization expense, and further adjusted for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees and results of permitted dispositions and discontinued operations as defined in the company’s amended credit agreement. Adjusted EBITDA and adjusted operating income (loss) are used for internal management purposes as a financial measure that reflects the company’s core operating performance. In addition, management uses adjusted EBITDA to measure compliance with financial covenants in the company’s amended credit agreement. Free cash flow and adjusted free cash flow are non-GAAP measures that reflect the company’s operating cash flow minus gross capital expenditures and operating cash flow minus gross capital expenditures, excluding the restructuring costs included in operating cash flow, respectively. However, these financial measures should not be construed as a better measurement than operating income, operating cash flow or earnings per share, as defined by generally accepted accounting principles.

Adjusted operating income (loss), adjusted EBITDA and adjusted free cash flow have the following limitations:

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

•

Adjusted free cash flow excludes the cash usage by the company’s restructuring activities, debt issuance costs, equity issuance costs and principal payments on our outstanding debt and the resulting reduction in the company’s liquidity position from those cash outflows; and

•	Other companies in our industry may calculate adjusted operating income (loss), adjusted EBITDA and adjusted free cash flow differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, adjusted operating income (loss), adjusted EBITDA and adjusted free cash flow should not be considered a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using adjusted operating income (loss), adjusted EBITDA and adjusted free cash flow as a secondary measure.

Our consolidated adjusted operating ratio of 99.6% for the three months ended September 30, 2011 improved 1.0 percentage points compared to the same period in 2010 and for the nine months ended September 30, 2011 improved 2.7 percentage points compared to the same period in 2010.

The reconciliation of operating income (loss) to adjusted operating income (loss) and adjusted EBITDA, including adjusted operating ratio, for the three months and nine months ended September 30 is as follows:

	Three months		Nine months
(in millions)	2011	2010	2011	2010
Operating revenue	$1,276.4	$1,136.8	$3,656.5	$3,243.1
Adjusted operating ratio (a)	99.6%	100.6%	100.9%	103.6%
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(23.7)	$(18.8)	$(96.8)	$(203.7)
(Gains) losses on property disposals, net	(10.8)	(3.4)	(21.0)	3.2
Impairment charges	—	—	—	5.3
Union equity awards	14.9	—	14.8	25.0
Letter of credit expense	9.3	8.3	25.6	24.9
Restructuring professional fees, included in operating loss	12.4	6.6	37.8	28.1
Permitted dispositions and other	3.4	—	6.5	—

Adjusted operating income (loss)	5.5	(7.3)	(33.1)	(117.2)
Depreciation & amortization	46.2	49.8	143.1	150.5
Other equity based compensation expense	0.5	2.2	—	5.5
Restructuring professional fees, included in nonoperating income	0.2	0.2	1.9	0.6
Reimer Finance Co. dissolution (foreign exchange)	—	—	—	5.5
Other nonoperating, net	3.6	0.9	4.5	1.4

Adjusted EBITDA	$56.0	$45.8	$116.4	$46.3

(a)	Adjusted operating ratio, is calculated as (i) 100 percent (ii) minus the result of dividing adjusted operating income by operating revenue or (iii) plus the result of dividing adjusted operating loss by operating revenue and expressed as a percentage.

The reconciliation of Adjusted EBITDA to adjusted free cash for the three and nine months ended September 30, including the reconciliation to Adjusted Free Cash Flow is as follows:

	Three months		Nine months
(in millions)	2011	2010	2011	2010
Adjusted EBITDA	$56.0	$45.8	$116.4	$46.3
Total restructuring professional fees	(12.5)	(6.8)	(39.7)	(28.7)
Permitted dispositions and other not included in adjusted EBITDA	—	1.3	—	(8.2)
Cash paid for interest	(24.0)	(11.0)	(44.8)	(31.9)
Cash paid for letter of credit fees	(7.2)	—	(7.2)	—
Working capital cash flows excluding income tax, net	(2.1)	(23.9)	(76.1)	(69.9)

Net cash provided by (used in) operating activities before income taxes	10.2	5.4	(51.4)	(92.4)
Cash (paid) received for income taxes, net	(1.6)	(0.3)	(1.3)	83.0

Net cash provided by (used in) operating activities	8.6	5.1	(52.7)	(9.4)
Acquisition of property and equipment	(13.4)	(2.1)	(36.1)	(12.9)

Free cash flow (deficit)	(4.8)	3.0	(88.8)	(22.3)
Total restructuring professional fees	12.6	6.8	39.7	28.7

Adjusted free cash flow (deficit)	$7.8	$9.8	$(49.1)	$6.4

The following represents adjusted EBITDA by segment for the three and nine months ended September 30:

	Three months		Nine months
(in millions)	2011	2010	2011	2010
Adjusted EBITDA by segment:
YRC National Transportation	$17.8	$14.4	$33.7	$(22.9)
Regional Transportation	34.9	27.0	78.9	61.7
Truckload	(0.6)	—	(3.4)	—
Corporate and other	3.9	4.4	7.2	7.5

Adjusted EBITDA	$56.0	$45.8	$116.4	$46.3

The reconciliation of operating income (loss), by segment, to adjusted operating income (loss) and adjusted EBITDA, including adjusted operating ratio, for the three and nine months ended September 30 is as follows:

YRC National segment

	Three months		Nine months
(in millions)	2011	2010	2011	2010
Operating revenue	$841.6	$755.0	$2,398.5	$2,159.7
Adjusted operating ratio (a)	100.9%	101.6%	101.9%	105.1%
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(14.3)	$(16.4)	$(58.6)	$(151.5)
(Gains) losses on property disposals, net	(11.0)	(2.4)	(17.0)	(0.1)
Impairment charges	—	—	—	3.3
Union equity awards	10.0	—	10.0	18.8
Letter of credit expense	7.5	6.5	20.3	19.4

Adjusted operating loss	(7.8)	(12.3)	(45.3)	(110.1)
Depreciation and amortization	24.1	26.8	76.6	80.6
Reimer Finance Co. dissolution (foreign exchange)	—	—	—	5.5
Other nonoperating expenses (income), net	1.5	(0.1)	2.4	1.1

Adjusted EBITDA	$17.8	$14.4	$33.7	$(22.9)

(a)	Adjusted operating ratio is calculated as (i) 100 percent (ii) plus the result of dividing adjusted operating loss by operating revenue and expressed as a percentage.

Regional segment

	Three months		Nine months
(in millions)	2011	2010	2011	2010
Operating revenue	$404.8	$354.2	$1,172.6	$1,014.8
Adjusted operating ratio (a)	95.2%	97.0%	97.2%	98.7%
Reconciliation of operating income (loss) to adjusted EBITDA:
Operating income (loss)	$12.4	$9.9	$26.0	$(2.9)
(Gains) losses on property disposals, net	0.2	(1.1)	(3.2)	3.0
Impairment charges	—	—	—	2.0
Union equity awards	5.0	—	5.0	6.1
Letter of credit expense	1.7	1.8	4.9	5.2

Adjusted operating income	19.3	10.6	32.7	13.4
Depreciation and amortization	15.5	16.0	46.1	47.9
Other nonoperating expenses (income), net	0.1	0.4	0.1	0.4

Adjusted EBITDA	$34.9	$27.0	$78.9	$61.7

(a)	Adjusted operating ratio, is calculated as (i) 100 percent (ii) minus the result of dividing adjusted operating income by operating revenue and expressed as a percentage or (iii) plus the result of dividing adjusted operating loss by operating revenue and expressed as a percentage.

Truckload segment

	Three months		Nine months
(in millions)	2011	2010	2011	2010
Operating revenue	$26.0	$28.8	$76.7	$83.9
Adjusted operating ratio (a)	110.0%	107.3%	112.9%	107.9%
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(2.7)	$(2.2)	$(10.3)	$(7.0)
(Gains) losses on property disposals, net	—	—	0.1	—
Union equity awards	—	—	—	0.1
Letter of credit expense	—	—	0.3	0.3

Adjusted operating loss	(2.7)	(2.2)	(9.9)	(6.6)
Depreciation and amortization	2.1	2.2	6.5	6.6
Other nonoperating expenses (income), net	—	—	—	—

Adjusted EBITDA	$(0.6)	$—	$(3.4)	$—

(a)	Adjusted operating ratio is calculated as (i) 100 percent (ii) plus the result of dividing adjusted operating loss by operating revenue and expressed as a percentage.

Corporate and other segment

	Three months		Nine months
(in millions)	2011	2010	2011	2010
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(19.1)	$(10.2)	$(54.0)	$(42.3)
(Gains) losses on property disposals, net	—	0.1	(1.0)	0.2
Letter of credit expense	—	—	0.2	0.2
Restructuring professional fees, included in operating loss	12.4	6.6	37.8	28.1
Permitted dispositions and other	3.3	—	6.5	—

Adjusted operating loss	(3.4)	(3.5)	(10.5)	(13.8)
Depreciation and amortization	4.5	4.9	13.9	15.3
Other Equity based compensation expense	0.6	2.2	(0.1)	5.5
Restructuring professional fees, included in nonoperating income	0.2	0.2	1.9	0.6
Other nonoperating expenses (income), net	2.0	0.6	2.0	(0.1)

Adjusted EBITDA	$3.9	$4.4	$7.2	$7.5

Financial Condition

Liquidity and Capital Resources

The Restructuring

On July 22, 2011, we completed our previously disclosed financial restructuring, which included the following transactions (collectively referred to herein as the “restructuring”):

•

an exchange offer, whereby we issued to our lenders under our then-existing credit agreement (the “Credit Agreement”) an aggregate of 3,717,948 shares of our new Series B Convertible Preferred Stock, par value $1.00 per share (the “Series B Preferred Stock”) and $140.0 million in aggregate principal amount of our new 10% Series A Convertible Senior Secured Notes due 2015 (the “Series A Notes”);

•	the issuance and sale for cash to such lenders of $100.0 million in aggregate principal amount of our new 10% Series B Convertible Senior Secured Notes due 2015 (the “Series B Notes”);

•

the execution of an amended and restated credit agreement, new asset-based loan facility and and an amended and restated contribution deferral agreement with certain multiemployer pension funds, as further described below;

•

the issuance of 1,282,051 shares of our Series B Preferred Stock, which shares were delivered on July 25, 2011 to the Teamster-National 401(k) Savings Plan for the benefit of the Company’s International Brotherhood of Teamsters (“IBT”) employees;

•	the issuance of one share of our new Series A Voting Preferred Stock (the “Series A Voting Preferred Stock”), to the IBT to confer certain board representation rights;

•

the repayment in full and termination of our then-outstanding asset-backed securitization facility (the “ABS facility”) and collateralizing our outstanding letters of credit with cash (see “Standby Letter of Credit Agreement” below); and

•

the Teamsters National Freight Industry Negotiating Committee (“TNFINC”) of the IBT waived its right to terminate, and agreed not to further modify, the Agreement for the Restructuring of the YRC Worldwide Inc. Operating Companies, dated as of September 24, 2010 (as amended, the “2010 MOU”) such that the collective bargaining agreement will be fully binding until its specified term of March 31, 2015.

On September 16, 2011, we amended and restated our certificate of incorporation through the merger with a wholly owned subsidiary to, among other things, increase the amount of authorized shares of common stock to a sufficient number to (i) permit the automatic conversion of the shares of Series B Preferred Stock issued in the restructuring into shares of our common stock at a conversion rate of 372.6222 common shares per preferred share (rounded down to the nearest whole common share), (ii) provide sufficient authorized common shares for conversion of the Series A Notes and the Series B Notes into our common stock at an initial conversion rate of 8,822 common shares per $1,000 of the Series A Notes and 16,187 common shares per $1,000 of the Series B Notes (which conversion rate applies also to the Series B Notes make whole premium) and (iii) provide sufficient authorized shares for a new equity incentive plan and future equity issuances. Upon the effectiveness of such amendment, all 4,999,999 shares of our Series B Preferred Stock automatically converted into 1,863,110,599 shares of our common stock and no shares of our Series B Preferred Stock remain outstanding.

The table below summarizes the cash flow activity as it relates to the restructuring as of July 22, 2011.

(in millions) Sources of Funds		Uses of Funds
Issuance of Series B Notes	$100.0	Retirement of ABS facility borrowings	$164.2
Borrowings on the ABL Facility	255.0	Restricted amounts held in escrow — Standby Letter of Credit Agreement	64.7
Additional borrowings under the revolving credit facility	18.5	Fees, expenses and original issue discount of restructuring	57.0
Company cash	2.4	Restricted amounts held in escrow — ABL facility	90.0

Total sources of funds	$375.9	Total uses of funds	$375.9

CREDIT FACILITIES

Upon completing the restructuring, we now have two primary credit vehicles:

•	the amended and restated credit agreement, and

•	an asset-backed lending facility.

The amended and restated credit agreement and the asset-backed lending facility are collectively referred to herein as the “credit facilities.”

Bank Group Credit Agreement

On July 22, 2011, we, entered into an amended and restated credit agreement (the “Bank Group Credit Agreement”) with JPMorgan Chase Bank, National Association, as administrative agent and the certain financial institutions party thereto as lenders, which partially refinanced the existing Credit Agreement with a $307.4 million in aggregate principal amount term loan and the $437.0 million of issued but undrawn and outstanding letters of credit. No amounts under the term loan, once repaid, may be reborrowed. New letters of credit may be issued in substitution or replacement of the rollover letters of credit for the same or a substantially similar purpose substantially concurrently with (and in any event within twenty days of) such substitution or replacement. The Bank Group Credit Agreement also waived the outstanding Milestone Failure (as defined in the Credit Agreement) under the Credit Agreement.

— Maturity and Amortization: The maturity of the term loan and, subject to the ability to replace or substitute letters of credit, letters of credit, will be March 31, 2015. The term loan will not amortize.

— Interest and Fees: The term loan, at our option, will bear interest at either (x) 5.50% in excess of the alternate base rate (i.e., the greater of the prime rate and the federal funds effective rate in effect on such day plus 1/2 of 1%) in effect from time to time, or (y) 6.50% in excess of the London interbank offer rate (adjusted for maximum reserves). The London interbank offer rate will be subject to a floor of 3.50% and the alternate base rate will subject to a floor of the then-applicable London interbank offer rate plus 1.0%. The stated interest rate applicable on September 30, 2011 and October 31, 2011 was 10%.

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

— Guarantors: All our obligations under the Bank Group Credit Agreement are unconditionally guaranteed by our U.S. subsidiaries (other than the ABL Borrower (as defined below) or (for one year and two days following the closing) the existing special purpose subsidiary that was a borrower under our ABS facility) (collectively, the “Guarantors”).

— Collateral: The collateral securing the obligations under the Bank Group Credit Agreement and guarantees entered into pursuant thereto is substantially similar to the collateral securing the existing Credit Agreement, which includes the following (subject to certain customary exceptions):

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

— Mandatory Prepayments: The Bank Group Credit Agreement includes the following mandatory prepayments (none of which shall be subject to a reinvestment right except as set forth below):

•

75% of the net cash proceeds from certain asset sales (but, in any event, excluding casualty and condemnation events and certain other customary exceptions), except that no prepayment will be required with respect to up to $10 million of net cash proceeds from non real estate asset sales in any fiscal year to the extent reinvested in assets useful to the business;

•	50% of Excess Cash Flow as defined in the Bank Group Credit Agreement swept on an annual basis;

•	50% of net cash proceeds from equity issuances (subject to certain exceptions, including equity issuances to finance capital expenditures); and

•	100% of cash proceeds from debt issuances that are not permitted by the Bank Group Credit Agreement.

— Covenants: The Bank Group Credit Agreement requires us and our subsidiaries to comply with certain affirmative, negative and financial covenants. Set forth below is a brief description of such covenants:

•

The affirmative covenants include the following: (i) delivery of financial statements and other financial information; (ii) notices of events of default and other material events; (iii) maintenance of existence, ability to conduct business, properties, insurance and books and records; (iv) payment of certain obligations; (v) inspection rights; (vi) compliance with laws; (vii) use of proceeds; (viii) further assurances; (ix) additional collateral and guarantor requirements; and (x) quarterly conference calls.

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

As of September 30, 2011, the Company was in compliance with its financial covenants.

— Events of Default: The Bank Group Credit Agreement contains certain events of default, including: (a) non-payment of obligations (subject to a three business day grace period in the case of interest and fees); (b) breach of representations, warranties and covenants (subject to a thirty-day grace period in the case of certain affirmative covenants); (c) bankruptcy (voluntary or involuntary); (d) inability to pay debts as they become due; (e) cross default to material indebtedness; (f) ERISA events; (g) change in control; (h) invalidity of liens; (i) cross acceleration to material leases; (j) invalidity or illegality of the collective bargaining agreement with the IBT, and (k) failure to maintain certain amounts of additional available cash commencing August 23, 2013.

ABL Facility

On July 22, 2011, YRCW Receivables LLC, a newly formed, bankruptcy remote, wholly-owned subsidiary of the Company (the “ABL Borrower”), JPMorgan Chase Bank, N.A., as administrative agent (the “ABL Administrative Agent”) and other lenders, entered into a $225.0 million ABL last out term loan facility, (the “Term B Facility”) and a $175.0 million ABL first out term loan facility (the “Term A Facility,” and collectively with the Term B Facility, the “ABL facility”). The ABL facility will terminate on September 30, 2014 (the “Termination Date”).

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

•

the ABL Borrower drew the full Term B Facility (such loans, the “Term B Loans”) and $30.0 million under the Term A Facility (such loans, collectively with other loans incurred under the Term A Facility, the “Term A Loans”) on the closing date of the restructuring to acquire receivables from the Originators and to pay specified expenses; the Company drew an additional $30.0 million on October 14, 2011 under the Term A Facility for a total outstanding balance of $60 million as of October 31, 2011;

•

subject to certain limitations, including compliance with the borrowing base, the ABL Borrower is entitled to request additional Term A Loans (in an aggregate amount not to exceed $175.0 million) prior to the Termination Date;

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

•

interest on outstanding borrowings is payable at a rate per annum equal to the reserve adjusted LIBOR rate (which is the greater of the adjusted LIBOR rate and 1.50%) or the “ABR Rate” (which is the greatest of the applicable prime rate, the federal funds rate plus 0.5%, and the LIBOR rate plus 1.0%) plus an applicable margin, which, for Term A Loans, will equal 7.00% for LIBOR rate advances and 6.00% for ABR Rate advances, and for Term B Loans, will equal 9.75% for LIBOR rate advances and 8.75% for ABR Rate advances. The stated interest rates applicable on September 30, 2011 and October 31, 2011 were 8.5% for Term A Loans and 11.25% for Term B Loans;

•	during the continuance of a termination event, the interest rate on outstanding advances will be increased by 2.00% per annum above the rate otherwise applicable;

•	a per annum commitment fee equal to 7.00% per annum on the average daily unused portion of the commitment in respect of the Term A Facility will be payable quarterly in arrears;

•

deposit an aggregate amount equal to $90.0 million (the “Escrow Amount”) into escrow accounts held by the ABL Administrative Agent, as escrow agent pursuant to an Incentive Escrow Agreement and a Delivery/Maintenance Escrow Agreement (together, the “Escrow Agreements”) we expect such amount to remain in escrow for the term of the ABL facility, this amount is included in “Restricted amounts held in escrow”, a non-current asset on the Consolidated Balance Sheet;

•	provide an unsecured guaranty of the Originators’ recourse obligations under the ABL facility;

•

pursuant to the terms of a standstill agreement (the “Standstill Agreement”), certain trucks, other vehicles, rolling stock, terminals, depots or other storage facilities, in each case, whether leased or owned, are subject to a standstill period in favor of the collateral agent, the administrative agent and the other secured parties under the ABL facility for a period of 10 business days (absent any exigent circumstances arising as a result of fraud, theft, concealment, destruction, waste or abscondment) with respect to the exercise of rights and remedies by the secured parties with respect to those assets under our other material debt agreements; and

•

the ABL facility contains certain affirmative and negative covenants and “Termination Events,” including, without limitation, specified minimum consolidated EBITDA, unrestricted cash and capital expenditure trigger events (that are consistent with the Credit Agreement), and certain provisions regarding borrowing base reporting and delivery of financial statements.

Amended and Restated Contribution Deferral Agreement

On July 22, 2011, the amended and restated of the contribution deferral agreement between certain of our subsidiaries and certain multiemployer pension funds (the “A&R CDA”) became effective pursuant to Amendment 10 to Contribution Deferral Agreement, dated as of April 29, 2011, by and among YRC Inc., USF Holland, Inc., New Penn Motor Express, Inc. and USF Reddaway Inc., as primary obligors (the “Primary Obligors”), the Trustees for the Central States, Southeast and Southwest Areas Pension Fund (“CS”) and the other pension funds party thereto (together with CS, the “Funds”), and Wilmington Trust Company, as agent (“Agent”), by and among the Primary Obligors, the Funds and the Agent, which continues to defer pension payments and deferred interest owed as of July 22, 2011 (each, “Deferred Pension Payments” and “Deferred Interest”).

— Maturity and Amortization: The maturity of the A&R CDA is March 31, 2015, and there will be no amortization.

— Interest: The Deferred Pension Payments and Deferred Interest bears interest at a rate, with respect to each Fund, per annum as set forth in its trust documentation as of February 28, 2011. The interest rates applicable for September 30 2011 and October 31, 2011, range from 4.0% to 18.0%.

— Application of Certain Payments: Pursuant to the terms of the collective bargaining agreement with the IBT, the Company’s subsidiaries began making contributions to the Funds for the month beginning June 1, 2011 at the rate of 25% of the contribution rate in effect on July 1, 2009. However, legislative changes to current law or other satisfactory action or arrangements are required to enable certain of the Funds (based on their funded status) to accept contributions at a reduced rate.

In accordance with the re-entry arrangements between each Fund and the Primary Obligors, a Fund may require the Primary Obligors to make payments of obligations owed to such Fund under the A&R CDA in lieu of payments required pursuant to the collective bargaining agreement with the IBT or make payments into an escrow arrangement, in each case in an amount equal to such Fund’s current monthly contribution amount.

— Collateral: The Funds maintain their first lien on existing first priority collateral. The Funds allow the secured parties under the Series A Indenture and Series B Indenture (as each are defined below) a second lien behind the secured parties to the Bank Group Credit Agreement on certain properties and the Funds have a third lien on such collateral.

— Most Favored Nations: If any of the Obligors enter into an amendment, modification, supplementation or alteration of the Bank Group Credit Agreement after July 22, 2011 that imposes any mandatory prepayment, cash collateralization, additional interest or fee or any other incremental payment to the Lenders thereunder not required as of July 22, 2011, the Primary Obligors shall pay the Funds 50% of a proportionate additional payment in respect of the Deferred Pension Payments and Deferred Interest, with certain exceptions.

— Guarantors: The A&R CDA is guaranteed by USF Glen Moore Inc. and Transcontinental Lease, S. de R.L. de C.V.

Standby Letter of Credit Agreement

On July 22, 2011, we entered into an arrangement with Wells Fargo, National Association (“Wells Fargo”) pursuant to which Wells Fargo issued one replacement letter of credit and permitted an existing letter of credit to remain outstanding pursuant to the terms of a Standby Letter of Credit Agreement (the “Standby LC Agreement”). We pledged certain deposit accounts and securities accounts (collectively, the “Pledged Accounts”) to Wells Fargo to secure its obligations in respect of the letters of credit pursuant to a Pledge Agreement (the “Pledge Agreement”), which requires that we maintain an amount equal to at least 101% of the face amount of the letters of credit in the Pledged Accounts. As of September 30, 2011 the Pledge Accounts are equal to $64.7 million and are included in “Restricted amounts held in escrow”, as current assets on the Consolidated Balance Sheet. We are required to pay (quarterly in arrears) a fee equal to 1.0% per annum on the average daily amount available to be drawn under each letter of credit during such quarter and expenses in connection with the issuance and maintenance of the letters of credit. To the extent the Company fails to pay amounts due and owing, such amounts will bear interest at Wells Fargo’s prime rate plus 2.0%. The Standby LC Agreement includes events of default (and related cure periods), including without limitation, failure to pay amounts when due, failure to comply with covenants, cross default to material debt, bankruptcy and insolvency events, the occurrence of any act, event of condition causing a material adverse effect and the occurrence of a change of control. The total amount of letters of credit outstanding under the Standby LC Agreement is $64.7 million as of September 30, 2011.

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

The Series A Notes are convertible into our common stock beginning July 22, 2013. After such time, subject to certain limitations on conversion and issuance of shares, holders may convert any outstanding Series A Notes into shares of our common stock at the initial conversion price per share of approximately $0.1134 and an initial conversion rate of 8,822 common shares per $1,000 of the Series A Notes. The conversion price may be adjusted for certain anti-dilution adjustments. If all outstanding Series A Notes were surrendered for conversion, we would expect to issue approximately 1.8 billion shares of our common stock in respect of such conversion.

The holders of the Series A Notes are entitled to vote with our common stock on an as-converted-to-common-stock-basis, provided, that, such number of votes shall be limited to 0.1089 votes for each such share of common stock on an as-converted-to-common stock-basis. We may redeem the Series A Notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to the redemption date.

The Series A Indenture contains covenants limiting, among other things, us and our restricted subsidiaries’ ability to (i) create liens on assets and (ii) merge, consolidate or sell all or substantially all of our and our guarantor’s assets.

The Series A Notes are guaranteed by all of our domestic subsidiaries that guarantee obligations under the Bank Group Credit Agreement. If any of our existing or future domestic subsidiaries guarantees any indebtedness valued in excess of $5.0 million, then such subsidiary will also guarantee our indebtedness under the Series A Notes. In the event of a sale of all or substantially all of the capital stock or assets of any guarantor, the guarantee of such guarantor will be released in accordance with the Series A Indenture. The Series A Notes and the guarantees of the Series A Notes will be our and the guarantors’ senior secured obligations. The Series A Notes and related guarantees will be secured by junior priority liens on substantially the same collateral securing the Bank Group Credit Agreement (other than any leasehold interests and equity interests of subsidiaries to the extent such pledge of equity interests would require increased financial statement reporting obligations pursuant to Rule 3-16 of Regulation S-X). As of December 31, 2010, the common stock of our largest operating companies, such as YRC Inc., USF Holland Inc., New Penn Motor Express, Inc. and USF Reddaway Inc., would be excluded as collateral under these kick-out provisions.

As of September 30, 2011, there is $142.7 million in aggregate principal amount of Series A Notes outstanding, after giving effect to the payment of interest on the Series A Notes on September 30, 2011 by increasing the aggregate principal amount outstanding of the Series A Notes by $2.7 million.

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

The Series B Notes are convertible into our common stock, at any time at the initial conversion price per share of approximately $0.0618 and an initial conversion rate of 16,187 common shares per $1,000 of the Series B Notes (such conversion price and conversion rate applying also to the Series B Notes make whole premium). The conversion price may be adjusted for certain anti-dilution adjustments. Upon conversion, holders of Series B Notes will not receive any cash payment representing accrued and unpaid interest; however, such holders will receive a make whole premium, equal to the total amount of interest received if the notes were held to their maturity, paid in shares of our common stock for the Series B Notes that were converted. If all outstanding Series B Notes were surrendered for conversion, we would expect to issue approximately 2.3 billion shares of our common stock in respect of such conversion, including shares issued in respect of the make whole premium.

The holders of the Series B Notes are entitled to vote with our common stock on an as-converted-to-common-stock-basis, provided, that, such number of votes shall be limited to 0.0594 votes for each such share of common stock on an as-converted-to-common-stock-basis. If a change of control of the Company occurs, we must give the holders of the Series B Notes the right to sell their Series B Notes to us at 101% of their face amount, plus accrued and unpaid interest to the repurchase date.

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

The Series B Notes are guaranteed by all of our domestic subsidiaries that guarantee obligations under the Bank Group Credit Agreement. If any of our existing or future domestic subsidiaries guarantees any indebtedness valued in excess of $5.0 million, then such subsidiary will also guarantee our indebtedness under the Series B Notes. In the event of a sale of all or substantially all of the capital stock or assets of any guarantor, the guarantee of such guarantor will be released in accordance with the Series B Indenture. The Series B Notes and the guarantees of the Series B Notes will be our and the guarantors’ senior secured obligations. The Series B Notes and related guarantees will be secured by junior priority liens on substantially the same collateral securing the Bank Group Credit Agreement (other than any leasehold interests and equity interests of subsidiaries to the extent such pledge of equity interests would require increased financial statement reporting obligations pursuant to Rule 3-16 of Regulation S-X). As of December 31, 2010, the common stock of our largest operating companies, such as YRC Inc., USF Holland Inc., New Penn Motor Express, Inc. and USF Reddaway Inc., would be excluded as collateral under these kick-out provisions.

As of September 30, 2011, there is $100.8 million in aggregate principal amount of Series B Notes outstanding, after giving effect to the payment of interest on the Series B Notes on September 30, 2011 by increasing the aggregate principal amount outstanding of the Series B Notes by approximately $2.0 million and $1.2 million in aggregate principal amount of Series B Notes surrendered for conversion.

Registration Rights Agreements

On July 22, 2011, we and the guarantor subsidiaries entered into registration rights agreements with those holders of our Series A Notes, Series B Notes and Series B Preferred Stock who may be deemed to be our affiliates upon the closing of the exchange offer. Pursuant to the registration rights agreements, we filed with the SEC a registration statement covering the resale of such Series A Notes and Series B Notes, and the shares of our common stock such securities are convertible into, as well as the shares of our common stock underlying the Series B Preferred Stock, and the SEC has declared such registration statement effective.

If (i) after such registration statement has been declared effective, we fail to keep the registration statement effective or the prospectus forming a part of such registration statement is not usable for more than an aggregate of 30 trading days (which need not be consecutive) (other than during a grace period) or (ii) a grace period exceeds the length of an allowable grace period (each of the events described in clauses (i) through (ii), an “event”) then, in each case, we will be required to pay as partial liquidated damages to holders of Series A Notes or Series B Notes party to the respective registration rights agreement an amount equal to 0.25% of the aggregate principal amount of such holders’ Series A Notes or Series B Notes, as the case may be, for the first 30 days from the date of the event until the event is cured (which rate will be increased by an additional 0.25% per annum for each subsequent 30-day period that liquidated damages continue to accrue, provided that the rate at which such liquidated damages accrue may in no event exceed 2.00% per annum). All liquidated damages will be paid on the same day that interest is payable on the Series A Notes or Series B Notes, as the case may be, and will be paid-in-kind in Series A Notes or Series B Notes, as the case may be.

Risks and Uncertainties Regarding Future Liquidity

As of October 31, 2011, the Company’s cash and cash equivalents and availability under the ABL facility was approximately $324 million and the borrowing base on the Company’s $400 million ABL facility was approximately $387.7 million.

To continue to have sufficient liquidity to meet our cash flow requirements, including paying cash interest and letter of credit fees under our credit facilities, making contributions to multiemployer pension funds and funding capital expenditures:

•	our operating results, pricing and shipping volumes must continue to improve;

•	we must continue to have access to our credit facilities and meet the covenants in our credit facilities, which may require future modifications to such covenants;

•	our anticipated cost savings under our labor agreements, including wage reductions and savings due to work rule changes, must continue;

•	we must complete real estate sale transactions currently under contract as anticipated; and

•	we must continue to implement and realize substantial cost savings measures to match our costs with business levels and to continue to become more efficient.

Some or all of these factors are beyond our control and as such we anticipate that we will continue to face risks and uncertainties regarding liquidity.

For the nine months ended September 30, 2011 and 2010, we generated revenues of $3.7 billion and $3.2 billion, respectively, reported net loss from continuing operations of $264.9 million and $329.0 million, respectively, and reported a net loss of $264.9 million and $346.9 million, respectively. For the years ended December 31, 2010, 2009 and 2008, we generated revenues of $4.3 billion, $4.9 billion and $8.3 billion, respectively, reported loss from continuing operations of $301.1 million, $634.3 million and $825.7 million, respectively, and reported a net loss of $324.2 million, $622.0 million and $976.4 million, respectively. For the years ending December 31, 2010 and 2009, our audit report notes that we have experienced significant declines in operations, cash flows and liquidity and these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

We expect to continue to monitor our liquidity carefully, work to reduce this uncertainty and address our cash needs through a combination of one or more of the following actions:

•	we continue to, and expect to implement further cost actions and efficiency improvements;

•	we will continue to aggressively seek additional and return business from customers;

•	we will continue to attempt to reduce our letter of credit requirements related to our self-insurance programs;

•	if appropriate, we may sell additional equity or pursue other capital market transactions;

•	we may consider selling non-strategic assets or business lines; and

•	we expect to carefully manage receipts and disbursements, including amounts and timing, focusing on reducing days sales outstanding and managing days payables outstanding.

Notwithstanding the restructuring, our balance sheet remains significantly leveraged, a significant portion of our debt will mature prior to or during 2015 and we will continue to face potentially significant future funding obligations for our single and multiemployer pension plans. As of September 30, 2011, we had approximately $1.3 billion in aggregate principal amount of outstanding indebtedness. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We also have, and will continue to have, significant operating lease obligations. As of September 30, 2011, our minimum rental expense under operating leases for the remainder of 2011 and full year 2012 was $13.7 million and $48.6 million, respectively. As of September 30, 2011, our operating lease obligations totaled $147.1 million through 2025. While we expect that cash generated from operations and availability under the ABL facility will be sufficient to allow us to fund our operations, to increase working capital as necessary to support our strategy and to fund planned expenditures for the foreseeable future, we cannot give assurances that we will not face challenges in our liquidity and financial condition in the future.

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

Net Share Settled Contingent Convertible Notes

The balance sheet classification of our net share settled contingent convertible notes between short-term and long-term is dependent upon certain conversion triggers, as defined in the applicable indentures. The contingent convertible notes include a provision whereby the note holder can require immediate conversion of the notes if, among other reasons, the credit rating on the net share settled contingent convertible notes assigned by Moody’s is lower than B2. At September 30, 2011 and December 31, 2010, the conversion trigger was met, and accordingly, the net share settled contingent convertible notes have been classified as a short-term liability in the accompanying consolidated balance sheets. Based upon this particular conversion right and based upon an assumed market price of our stock of $0.05 per share, our aggregate obligation for full satisfaction of the $1.9 million par value of contingent convertible notes would require cash payments of a nominal amount.

Cash Flow Measurements

Operating cash flows decreased $43.5 million during the nine months ended September 30, 2011 versus the same period in 2010. The decrease in cash from operations was largely due to an income tax payment of $1.3 million in 2011 compared to an $83.0 million income tax refund received in 2010. Additionally, an increase in business volumes during 2011 contributed to an increase in accounts receivable from December 2010 to September 2011 of $104.1 million which was partially offset by reduced operating losses in 2011. Operating cash flows used by our discontinued operations were $23.2 million for the nine months ended September 30, 2010 with no comparable amount in 2011.

Net property and equipment proceeds were $51.1 million lower in 2011 versus 2010. Other than property and equipment activity, investing activities in 2011 also include $158.5 million deposited into restricted escrow accounts due to requirements under the Bank Group Credit Agreement, the Standby LC Agreement and the ABL facility. Finally, in 2010 investing activities includes $22.9 million of proceeds related to the sale of the majority of our YRC Logistics business, net of transaction costs and cash sold.

Net cash provided by financing activities was $220.3 million in 2011 versus net cash used in financing activities of $60.0 million in 2010. During the nine months ended September 30, 2011, we refinanced our ABS facility and therefore paid down the facility by $122.8 million. We also issued new debt of $411.6 million consisting of $79.3 million of borrowings related to our credit agreement and additional lease financing obligations, $232.3 million of ABL borrowings and $100.0 million of Series B Notes and paid debt issuance costs of $30.5 million and equity issuance costs of $1.6 million. See “Financial Condition – Liquidity and Capital Resources” for additional discussion surrounding the Restructuring.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of September 30, 2011.

Contractual Cash Obligations

		Payments Due By Period
(in millions)	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Balance sheet obligations: (a)
ABL borrowings including interest	$33.9	$337.9	$—	$—	$371.8
Long-term debt including interest(b)	47.3	159.1	810.1	—	1,016.5
Lease financing obligations including interest (c)	41.0	85.1	88.5	151.8	366.4
Pension deferral obligation including interest	9.5	20.8	151.9	—	182.2
Workers’ compensation and other claims obligations	114.8	126.1	59.3	125.8	426.0
Off balance sheet obligations:
Operating leases	54.8	50.7	21.5	20.1	147.1
Capital expenditures	26.6	—	—	—	26.6

Total contractual obligations	$327.9	$779.7	$1,131.3	$297.7	$2,536.6

(a)

Total liabilities for unrecognized tax benefits as of September 30, 2011, were $35.1 million and are classified on the Company’s consolidated balance sheet within “Other Current and Accrued Liabilities”.

(b)

Long-term debt maturities are reflected by contractual maturity for all obligations other than the contingent convertible senior notes. These notes are instead presented based on the earliest possible redemption date defined as the first date on which the note holders have the option to require us to purchase their notes at par. At September 30, 2011, these notes are convertible for cash payments of a nominal amount based on an assumed market price of $0.05 per share for our common stock. Should the note holders elect to exercise the conversion options, cash payments would be less than those presented in the table above.

(c)	The $366.4 million of lease financing obligation payments represent interest payments of $283.3 million and principal payments of $83.1 million.

During the nine months ended September 30, 2011, we entered into new operating leases for revenue equipment of approximately $14.3 million.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

		Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	2-3 years	4-5 years		After 5 years	Total
Unused line of credit
ABL facility	$—	$116.4	$—		$—	$116.4
Letters of credit (b)	—	—	437.0	(a)	—	437.0
Surety bonds	89.7	—	—		—	89.7

Total commercial commitments	$89.7	$116.4	$437.0		$—	$643.1

(a)

Pursuant to the terms of the Bank Group Credit Agreement, we hold in restricted escrow $3.8 million of cash related to the net cash proceeds from certain asset sales. This restricted escrow provides additional cash collateral for our outstanding letters of credit.

(b)	Pursuant to the terms of the Standby LC Agreement, we hold in restricted escrow $64.7 million which represents cash collateral for our outstanding letters of credit on our previous ABS facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As required by the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of September 30, 2011 and has concluded that our disclosure controls and procedures were effective as of September 30, 2011.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We discuss legal proceedings in the “Commitments and Contingencies” note to our consolidated financial statements.

Item 1A.	Risk Factors

For information regarding risk factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. The following represent material changes to the Company’s risk factors as previously disclosed in such Annual Report on Form 10-K.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Risks and Uncertainties Regarding Future Liquidity” for additional information regarding our risks to our liquidity.

We are a holding company, and we are dependent on the ability of our subsidiaries to distribute funds to us.

We are a holding company and our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to make payments on our indebtedness, including the new term loans, substantially depends upon our subsidiaries’ cash flow and payments of funds to us by our subsidiaries. Our subsidiaries’ ability to make any advances, distributions or other payments to us may be restricted by, among other things, debt instruments, tax considerations and legal restrictions. If we are unable to obtain funds from our subsidiaries as a result of these restrictions, we may not be able to pay principal of, or interest on, the new term loans when due, and we cannot assure you that we will be able to obtain the necessary funds from other sources.

We issued a substantial number of shares of our common stock in connection with the restructuring, and we cannot predict the price at which our common stock will trade in the future.

We issued 1,863,110,599 shares of our common stock upon the automatic conversion of all shares of our Series B Preferred Stock on September 16, 2011 or 97.5% of the common equity of the Company (based on 1,910,884,994 shares of our common stock outstanding as of September 19, 2011). On July 22, 2011, we also issued $140.0 million in aggregate principal amount of Series A Notes and $100.0 million in aggregate principal amount of Series B Notes, which, together with additional Series A Notes and Series B Notes issuable as payment-in-kind interest or make whole premium, are convertible under certain conditions into approximately 1.8 billion and 2.3 billion shares of our common stock, respectively. As of November 7, 2011, $6.3 million in aggregate principal amount of Series B Notes have been converted into 143.1 million shares of our common stock.

We cannot predict what the demand for our common stock will be in the future, how many shares of our common stock will be offered for sale or be sold in the future, or the price at which our common stock will trade in the future. Some of our investors may not be able to or may be unwilling to hold equity securities and may therefore seek to sell their shares of common stock or the shares of common stock they receive upon conversion of the Series A Notes and the Series B Notes (together with the Series A Notes, the “Convertible Notes”). There are no agreements or other restrictions that prevent the sale of a large number of our shares of our common stock. The issuance of the shares of common stock upon the conversion of the Series B Preferred Stock, the Series A Notes and the Series B Notes has been registered with the SEC. As a consequence, those securities and the common stock into which they are convertible will, in general, be freely tradable. Sales of a large number of such securities or shares of common stock in the future could materially depress the trading price of such securities or our common stock.

Future sales of our common stock or equity-related securities in the public market, including sales of our common stock in short sales transactions by purchasers of the Convertible Notes, could adversely affect the trading price of our common stock and the value of the Convertible Notes and our ability to raise funds in new stock offerings.

In the future, we may sell additional shares of our common stock to raise capital. In addition, shares of our common stock are reserved for issuance on the exercise of stock options and on conversion of the Convertible Notes. We cannot predict the size of future issuances or the effect, if any, that such issuances may have on the market price for our common stock. Sales of significant amounts of our common stock or equity-related securities in the public market, or the perception that such sales may occur, could adversely affect prevailing trading prices of our common stock and the value of the Convertible Notes and could impair our ability to raise capital through future offerings of equity or equity-related securities. Further sales of shares of our common stock or the availability of shares of our common stock for future sale, including sales of our common stock by investors who view the Convertible Notes as a more attractive means of equity participation in our company or in connection with hedging and arbitrage activity that may develop with respect to our common stock, could adversely affect the trading price of our common stock or the value of the Convertible Notes.

Our common stock currently listed on the NASDAQ is subject to delisting if we do not implement a reverse stock split and demonstrate compliance with bid price rules on or before December 31, 2011.

On July 22, 2011, we received a staff determination letter from The NASDAQ Stock Market (“NASDAQ”) stating that our common stock should be delisted because we issued the Series B Preferred Stock, the Series A Notes and the Series B Notes at the closing of the restructuring in violation of NASDAQ Listing Rules 5635(b) and 5635(d) and because such issuance raises public interest concerns under NASDAQ Listing Rule 5101. On September 12, 2011, we received an additional staff determination letter from NASDAQ stating that, based on the closing bid price of our common stock for the last 30 consecutive business days, a deficiency exists with regard to NASDAQ Listing Rule 5450(a)(1), which requires a minimum bid price of $1.00 per share. Pursuant to NASDAQ’s broad discretionary authority under Listing Rule 5101, the staff determination letter did not to provide us with a compliance period of 180 days generally provided under the Listing Rules, and that, accordingly, this matter serves as an additional basis for delisting our common stock from NASDAQ.

We appealed the staff’s determination, including its determination with respect to the closing bid price deficiency, to a hearings panel pursuant to the procedures set forth in the NASDAQ Listing Rule 5800 series. On September 21, 2011, we appeared before a NASDAQ Hearings Panel (the “Panel”) to review the staff’s determination and to request the continued listing of our common stock on NASDAQ.

On October 25, 2011, we received a letter from the Panel notifying us that the Panel had granted our request that our common stock remain listed on NASDAQ, subject to the condition that, on or before December 31, 2011, we must implement a reverse stock split and demonstrate a closing bid price for our common stock in excess of $1.00 per share for a minimum of ten consecutive trading days. We must also be able to demonstrate compliance with all requirements for continued listing on NASDAQ. In the event we are unable to do so, our common stock may be delisted from NASDAQ. We cannot guarantee that we can obtain stockholder approval of a reverse stock split, and, in the event we are able to obtain such stockholder approval, that we can implement a reverse stock split and demonstrate a closing bid price for our common stock in excess of $1.00 per share for a minimum of ten consecutive trading days, on or prior to December 31, 2011

Delisting of our common stock would have an adverse effect on the market liquidity of our common stock and, as a result, the market price for our common stock could become more volatile. Furthermore, delisting also could make it more difficult for us to raise additional capital.

Our failure to comply with the covenants in the documents governing our existing and future indebtedness could materially adversely affect our financial condition and liquidity.

The documents governing our indebtedness contain financial covenants, covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. In the past, we have failed to meet certain of these covenants. A breach of any of the covenants in the documents governing our indebtedness, if uncured, could lead to an event of default under any such document, which in some circumstances could give our creditors the right to demand that we accelerate repayment of amounts due. This would likely in turn trigger cross acceleration or cross-default rights in other documents governing our indebtedness. Therefore, in the event of any such breach, we may need to seek covenant waivers or amendments from our creditors or seek alternative or additional sources of financing, and we cannot assure you that we would be able to obtain any such waivers or amendments or alternative or additional financing on acceptable terms, if at all. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain additional financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity.

The ability of our board of directors and new management team to lead our company will be critical to our ability to succeed, and our business, financial condition and results of operations could be materially adversely affected if they are unsuccessful.

On July 22, 2011, pursuant to the terms of the restructuring, our then existing board of directors resigned and was replaced by a new board of directors and our current chief executive officer began employment. In addition, our current chief financial officer took office on August 9, 2011. It is important to our success that our new board of directors quickly understand our industry and that our board of directors and management team understand the challenges and opportunities facing our company. If they are unable to do so, and as a result are unable to provide effective guidance and leadership, our business, financial condition and results of operations could be materially adversely affected.

Our actual operating results may differ significantly from our projections.

From time to time, we release projections and similar guidance regarding our future performance that represents our management’s estimates as of the date of release. These projections, which are forward-looking statements, are prepared by our management and are qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change.

Projections are necessarily speculative in nature, and it can be expected that some or all of the assumptions and estimates relating to the projections furnished by us will not materialize or will vary significantly from actual results. Accordingly, our projections are only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the projections and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is projected. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our projections in making investment decisions in respect of our securities.

Any failure to successfully implement our operating strategy, the failure of some or all of the assumptions and estimates relating to the projections furnished by us or the occurrence of any of the adverse events or circumstances described in this Quarterly Report on Form 10-Q and in our other filings with the SEC could result in the actual operating results being different from the projections, and such differences may be adverse and material.

Item 5. Other Information

On November 3, 2011, the Company entered into an employment agreement with Jamie G. Pierson pursuant to which Mr. Pierson will serve as executive vice president and chief financial officer of the Company. Mr. Pierson has been serving as interim chief financial officer of the Company since August 9, 2011 pursuant to an engagement letter agreement between the Company and Alvarez & Marsal North America, LLC (“A&M”) with whom he was previously employed. Mr. Pierson has been working with the Company since early 2009 in his role with A&M and has been instrumental in the Company’s recently completed financial restructuring.

Mr. Pierson’s employment agreement has an initial term ending December 31, 2015 and provides for an initial annualized base salary of $600,000 per year. Following stockholder approval of a new management incentive plan and a reverse stock split of the Company’s common stock at the Company’s annual meeting of stockholders on November 30, 2011, and the effectuation of the reverse stock split, Mr. Pierson will be entitled to an initial restricted stock award. The initial restricted stock award will total 0.3% of the outstanding common stock of the Company on a fully diluted basis on the grant date, 25% of which will vest on January 1, 2013 with an additional 25% vesting on each of the second, third and fourth anniversaries of the effective date of the employment agreement, provided that Mr. Pierson continues to be employed by the Company on such dates. Mr. Pierson is also entitled to annual performance awards of up to 0.175% of the outstanding common stock of the Company on a fully diluted basis on the grant date, provided that certain performance goals to be determined by the Board are satisfied for fiscal years 2012 through 2015. These annual performance awards will generally vest 50% upon grant with the remaining 50% vesting on the first anniversary of the grant, provided that Mr. Pierson is not terminated with cause and that he does not resign without good reason prior to the date of grant and anniversary date, as applicable.

The employment agreement also provides for payment of a cash bonus to Mr. Pierson, in an amount not to exceed $250,000 if certain performance criteria to be determined by the Board are satisfied during fiscal year 2012. Further, the employment agreement provides that the Company will pay Mr. Pierson a signing bonus of $640,000 and place an additional $560,000 retention bonus into escrow. Pursuant to the terms of the escrow arrangement, $268,000 of the retention bonus will be released at the end of December 2012, $209,000 of the retention bonus will be released at the end of December 2013, and the remaining amount of the retention bonus will be released at the end of December 2014, provided that Mr. Pierson continues to be employed by the Company on each such date.

The employment agreement also entitles Mr. Pierson to participate in the Company’s benefit and insurance programs available to senior executives, four weeks vacation, reimbursement of reasonable business, temporary living and travel expenses, an automobile allowance and relocation assistance. The employment agreement provides that any taxable compensation provided to Mr. Pierson by the Company shall not exceed $1.0 million in any year commencing prior to January 1, 2013 so as to avoid any accelerated pension contributions or additional pension expense payable by the Company with respect to its single employer pension plans.

If the Company terminates Mr. Pierson without cause or if Mr. Pierson terminates his employment for good reason, the Company will be required to, among other things, pay to Mr. Pierson a severance amount equal to 150% of his annual base salary in effect at the time, payable over 18 months. Additionally, the Company will pay Mr. Pierson any remaining escrowed retention bonus upon such termination. Mr. Pierson will also receive any remaining escrowed retention bonus amount in certain other circumstances, including in the event of his death or disability. Mr. Pierson will not receive any unpaid escrowed retention bonus if he is terminated with cause or if he resigns without good reason, and the Company will have a claim against Mr. Pierson for any funds in the retention bonus escrow account at such time until the funds are released to the Company. Following any termination, Mr. Pierson agrees not to compete with the Company for 18 months following the termination and to not solicit Company employees for 24 months following the termination.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on September 16, 2011, File No. 000-12255).

3.2	Amended and Restated Bylaws of the Company, adopted as of September 16, 2011 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on September 16, 2011, File No. 000-12255).

4.1	Indenture (including form of note), dated as of July 22, 2011, by and among the Company, as issuer, the subsidiaries party thereto as guarantors and U.S. Bank National Association, as trustee, related to the Company’s 10% Series A Convertible Senior Secured Notes due 2015 (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

4.2.1	Indenture (including form of note), dated as of July 22, 2011, by and among the Company, as issuer, the subsidiaries party thereto as guarantors and U.S. Bank National Association, as trustee, related to the Company’s 10% Series B Convertible Senior Secured Notes due 2015 (incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

4.2.2	Supplemental Indenture, dated as of September 14, 2011, by and among the Company, as issuer, the subsidiaries party thereto as guarantors and U.S. Bank National Association, as trustee, supplementing the Indenture, dated as of July 22, 2011 (as supplemented and in effect as of the date of the Supplemental Indenture), relating to the Company’s 10% Series B Convertible Senior Secured Notes due 2015 (incorporated by reference to Exhibit 4.5.2 to the Company’s Registration Statement on Form S-1, filed on September 23, 2011, File No. 333-176971).

4.3	Registration Rights Agreement, dated as of July 22, 2011, among the Company, the guarantors named therein and the holders of the Company’s 10% Series A Convertible Senior Secured Notes due 2015 named therein (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

4.4	Registration Rights Agreement, dated as of July 22, 2011, among the Company, the guarantors named therein and the holders of the Company’s 10% Series B Convertible Senior Secured Notes due 2015 named therein (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

4.5	Registration Rights Agreement, dated as of July 22, 2011, among the Company and the holders of the Company’s Series B Convertible Preferred Stock named therein (incorporated by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

4.6	Certificate of Designations, Preferences, Powers and Rights of Series A Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on July 25, 2011, File No. 000-12255).

4.7	Certificate of Designations, Preferences, Powers and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on July 25, 2011, File No. 000-12255).

10.1	Amended and Restated Credit Agreement, dated as of July 22, 2011, by and among the Company, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

10.2*	Credit Agreement, dated as of July 22, 2011, by and among YRCW Receivables LLC, as borrower, the Company, as servicer, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

10.3	Amended and Restated Contribution Deferral Agreement, dated as of July 22, 2011, by and among YRC Inc., USF Holland Inc., New Penn Motor Express, Inc. and USF Reddaway Inc., collectively as primary obligors, the Trustees for the Central States, Southeast and Southwest Areas Pension Fund, the Wilmington Trust Company, as agent, and the other funds party thereto (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255) .

10.4	Termination Notice Letter to Morgan Stanley, dated July 7, 2011 (incorporated by reference to Exhibit 10.22 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

10.5	Commitment Letter, dated July 7, 2011, between the Company and the Commitment Parties (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed on July 8, 2011, File No. 000-12255).

10.6	Amended and Restated Pledge and Security Agreement, dated as of July 22, 2011, by and among the Company, the subsidiaries of the Company party thereto, as grantors, and JPMorgan Chase Bank, National Association, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

10.7	Pledge and Security Agreement, dated as of July 22, 2011, by and among the Company, the subsidiaries of the Company party thereto, as grantors, and U.S. Bank National Association, as collateral trustee (incorporated by reference to Exhibit 10.13 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

10.8	Amended and Restated Intercreditor Agreement, dated as of July 22, 2011, by and among the Company, the subsidiaries of the Company party thereto, JPMorgan Chase Bank, National Association, as bank group representative, Wilmington Trust Company, as pension fund representative, U.S. Bank National Association, as convertible note representative, JPMorgan Chase Bank, N.A., as ABL representative, and the other bank group loan parties party thereto (incorporated by reference to Exhibit 10.14 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

10.9	Collateral Trust Agreement, dated as of July 22, 2011, by and among the Company, the subsidiaries of the Company party thereto, U.S. Bank National Association, as Series A Notes indenture trustee, U.S. Bank National Association, as Series B Notes indenture trustee, and U.S. Bank National Association, as collateral trustee (incorporated by reference to Exhibit 10.15 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

10.10	Employment Agreement, dated as of July 22, 2011, by and among the Company and James L. Welch (incorporated by reference to Exhibit 10.16 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

10.11	Separation Agreement and Complete Release, dated as of August 5, 2011, between the Company and Michael J. Smid (incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-1, filed on September 23, 2011, File No. 333-176971).

10.12.1	YRC Worldwide Inc. Director Compensation Plan effective August 30, 2011 (incorporated by reference to Exhibit 10.53.2 to the Company’s Registration Statement on Form S-1, filed on September 23, 2011, File No. 333-176971).

10.12.2	Form of Director Share Unit Agreement (incorporated by reference to Exhibit 10.53.1 to the Company’s Registration Statement on Form S-1, filed on September 23, 2011, File No. 333-176971).

31.1*	Certification of James L. Welch pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Jamie G. Pierson pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James L. Welch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Jamie G. Pierson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates documents filed herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC WORLDWIDE INC. Registrant

Date: November 9, 2011	/s/ James L. Welch
James L. Welch
Chief Executive Officer

Date: November 9, 2011	/s/ Jamie G. Pierson
Jamie G. Pierson
Executive Vice President and Chief Financial Officer