Form 10-K
period 2011-12-31
YRC Worldwide Inc.
filed 2012-02-28
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes  ☐        No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $53,913,222 based on the closing sale price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 20, 2012
Common Stock, $0.01 Par Value Per Share	7,662,554 shares

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

YRC Worldwide Inc.

Form 10-K

Year Ended December 31, 2011

Note on Forward-Looking Statements

This entire report, including (among other items) “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or including the words “should,” “could,” “may,” “expect,” “believe,” “estimate” or similar expressions. Those forward-looking statements speak only as of the date of this report. We disclaim any obligation to update those statements, except as applicable law may require us to do so, and we caution you not to rely unduly on them. We have based those forward-looking statements on our current expectations and assumptions about future events, which may prove to be inaccurate. While our management considers those expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those we discuss in this report under the section entitled “Risk Factors” in Item 1A and the section entitled “Financial Condition—Liquidity and Capital Resources—Ability to Continue as a Going Concern” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports we file with the Securities and Exchange Commission (the “SEC”). The factors we discuss in this report are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report also could have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our existing and potential security holders that they should (1) be aware that important factors to which we do not refer in this report could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

PART I

Item 1. Business

General Description of the Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we”, “us” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries and its interest in certain joint ventures offers its customers a wide range of transportation services. These services include global, national and regional transportation. Our operating segments include the following:

•

YRC Freight (formerly National Transportation) is the reporting segment for our transportation service providers focused on business opportunities in regional, national and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. This unit includes our less-than-truckload (“LTL”) subsidiary YRC Inc. (“YRC Freight”) and Reimer Express (“YRC Reimer”), a subsidiary located in Canada that specializes in shipments into, across and out of Canada.

•

Regional Transportation is the reporting segment for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of New Penn Motor Express (“New Penn”), Holland and Reddaway. These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the U.S., Canada, Mexico and Puerto Rico.

•

Truckload reflects the results of Glen Moore, a provider of truckload services throughout the U.S. On December 15, 2011, we completed the sale of the majority of the assets of Glen Moore to a third party and concluded its operations. See Note 13 of our consolidated financial statements for further discussion.

For revenue and other information regarding these segments, see Note 13 of our consolidated financial statements.

Incorporated in Delaware in 1983 and headquartered in Overland Park, Kansas, we employed approximately 32,000 people as of December 31, 2011. The mailing address of our headquarters is 10990 Roe Avenue, Overland Park, Kansas 66211, and our telephone number is (913) 696-6100. Our website is www.yrcw.com. Through the “SEC Filings” link on our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All of these filings may be viewed or printed from our website free of charge.

Narrative Description of the Business

Operating Units

YRC Freight

YRC Freight offers a full range of services for the transportation of industrial, commercial and retail goods in national, regional and international markets, primarily through the operation of owned or leased equipment in their respective North American ground distribution networks. Transportation services are provided for various categories of goods, which may include (among others) apparel, appliances, automotive parts, chemicals, food, furniture, glass, machinery, metal, metal products, non-bulk petroleum products, rubber, textiles, wood and other manufactured products or components. YRC Freight provides both LTL services, which combine shipments from multiple customers on a single trailer, and truckload services. Most deliveries are LTL shipments with truckload services offered to maximize equipment utilization and reduce empty miles (the distance empty or partially full trailers travel back to origin to balance the network). YRC Freight also provides higher-margin specialized services, including guaranteed expedited services, time-specific deliveries, cross-border services, coast-to-coast air delivery, product returns, temperature-sensitive shipment protection and government material shipments.

YRC Freight serves more than 200,000 manufacturing, wholesale, retail and government customers throughout North America. YRC Freight’s 21,000 employees are dedicated to operating its extensive network which supports over 12.1 million shipments annually. YRC Freight shipments have an average shipment size of 1,200 pounds and travel an average distance of roughly 1,200 miles. Approximately 95% of shipments are delivered in two to five days. Operations research and engineering teams centrally coordinate the equipment, routing, sequencing and timing necessary to transport shipments through our network. On December 31, 2011, YRC Freight’s revenue fleet was comprised of 9,478 tractors, including 8,635 owned tractors and 843 leased tractors, and 37,898 trailers, including 35,053 owned trailers and 2,845 leased trailers. The YRC Freight network includes 282 strategically located service facilities including 134 owned facilities with 8,857 doors and 148 leased facilities with 6,529 doors. YRC Freight accounted for 66%, 67% and 72% of our total operating revenue in 2011, 2010 and 2009, respectively.

YRC Freight provides services throughout North America, including within Puerto Rico, Guam, Alaska and Hawaii.

YRC Freight has one of the largest networks of LTL service centers, equipment and transportation professionals throughout North America and provides flexible and efficient supply chain solutions including:

•

Guaranteed Standard – a guaranteed on-time service and more direct points than any other guaranteed standard delivery service. Our guaranteed multiple-day window service is designed to meet retail industry needs to reduce chargeback fees.

•

Time Critical – for expedited and specialized shipments including emergency and window deliveries via ground or air anywhere in North America with shipment arrival timed to the hour or day, proactive notification and a 100% on-time guarantee.

•

Specialized Solutions – includes a variety of services to meet industry and customer-specific needs with offerings such as Custom Projects, Consolidation and Distribution, Reverse Logistics, Residential white glove, Exhibit Services and Shipment Protection through Insulated Covers and our patented Sealed Divider and Sealed Trailer services that are designed for products that are difficult or expensive to package for shipping, are of high value, or need verifiable security throughout the transit.

•	my.yrcfreight.com – a secure e-commerce website offering online resources for supply chain visibility and shipment management in real time.

YRC Reimer

Founded in 1952, YRC Reimer, a wholly owned subsidiary of YRC Freight, offers Canadian shippers a selection of direct connections within Canada, throughout North America and around the world. YRC Reimer is also a part of YRC Freight and its network and information systems are completely integrated with those of YRC Freight, enabling YRC Reimer to provide seamless cross-border services between Canada, Mexico and the U.S. and markets overseas.

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

The Regional Transportation companies serve more than 200,000 manufacturing, wholesale, retail and government customers throughout North America. At December 31, 2011, the Regional Transportation network includes 114 service facilities including 61 owned facilities with 3,915 doors and 53 leased facilities with 2,297 doors. The Regional Transportation revenue fleet includes 6,124 tractors including 5,694 owned and 430 leased and 12,963 trailers including 12,913 owned and 50 leased. Regional Transportation’s over 11,000 employees are dedicated to supporting the delivery of over 10.2 million shipments annually.

The Regional Transportation companies accounted for 32%, 31% and 27% of the total operating revenue in 2011, 2010 and 2009, respectively.

Truckload

Glen Moore, headquartered in Carlisle, Pennsylvania, provided spot, dedicated and single-source customized truckload services on both a regional and national level. Glen Moore had one primary domicile located in Carlisle, Pennsylvania.

At December 31, 2011, Glen Moore had a fleet of 775 owned trailers, which are expected to be redeployed to YRC Freight and the Regional Transportation companies during 2012 as Glen Moore concluded operations on December 15, 2011 when the rest of the fleet was sold to a third party in the fourth quarter of 2011. Truckload accounted for 2%, 2% and 1% of the total operating revenue in 2011, 2010 and 2009, respectively.

Parent Company

YRC Worldwide Inc., headquartered in Overland Park, Kansas, has approximately 400 employees. The parent company provides centrally managed support to our operating companies and these services span a variety of functions, including components of finance, legal, risk management and security. In addition, YRC Enterprise Services provides procurement and interline services to our operating companies.

Each of our shared services organizations charges the operating companies for their services, either based upon usage or on an overhead allocation basis.

Competition

Transportation and logistics professionals utilize a broad range of providers to meet their supply chain needs in an efficient and cost effective manner. The YRC Worldwide business strategy is to utilize our portfolio of branded companies to provide transportation services that are focused on exceeding client expectations.

Few U.S.-based transportation companies offer comparable transportation capabilities. By integrating traditional ground, expedited, air and ocean transportation capabilities, we provide business organizations with a single-source solution to supply chain challenges. Our market studies show a continued preference among customers for transportation providers based on “service value,” which is the relationship between overall quality and price. We believe that we can compete well against transportation competitors from an overall value perspective.

As a result of difficult market conditions from the global economic recession, YRC Worldwide companies, like many of their competitors, reduced the size and scope of their operational networks, staffing levels and service offerings in the 2008-2010 periods to adjust to new business levels in the marketplace. However, YRC Worldwide companies remain among the few transportation providers that are capable of offering capabilities across broad geographies, modes of transportation and unique customer bases to meet broad customer supply chain needs.

The companies of YRC Worldwide operate in a highly competitive environment. Given the growth of US import/export trade, their competitors include global, integrated transportation services providers; global forwarders; national services providers; regional or interregional providers; third party logistics providers; and small, intraregional transportation companies. The companies of YRC Worldwide also have competitors within several different modes of transportation including: LTL, truckload, air and ocean cargo, rail, transportation consolidators and privately owned fleets.

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

YRC Freight provides service in all four sub-groups. Holland, New Penn and Reddaway compete in the regional, interregional and national transportation marketplace. Each brand competes against a number of providers in these markets from small firms with one or two vehicles, to global competitors with thousands of physical assets. While there are competitors with a similar multi-dimensional approach, there are few in the traditional LTL segment with as comprehensive an offering in those categories as those provided collectively by YRC Worldwide.

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

Regulation

Our operating companies and other interstate carriers were substantially deregulated following the enactment of the Motor Carrier Act of 1980, the Trucking Industry Regulatory Reform Act of 1994, the Federal Aviation Administration Authorization of 1994 and the ICC Termination Act of 1995. Prices and services are now largely free of regulatory controls, although the states retained the right to require compliance with safety and insurance requirements, and interstate motor carriers remain subject to regulatory controls that agencies within the U.S. Department of Transportation impose.

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

Our operating companies store fuel for use in our revenue equipment in approximately 318 underground storage tanks (“UST”) located throughout the U.S. Maintenance of such USTs is regulated at the federal and, in some cases, state level. The USTs are required to have leak detection systems and are required to be extracted upon our exiting the property. Traditionally upon sale of properties containing USTs, the UST is considered an asset in the transaction and as such, we contractually transfer this removal obligation to the buyer.

During 2011, we spent approximately $7.6 million to comply with U.S. federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, “Environmental Regulations”). In 2012, we expect to spend approximately $7.0 million to comply with the Environmental Regulations. Based upon current information, we believe that our compliance with Environmental Regulations will not have a material adverse effect upon our capital expenditures, results of operations and competitive position because we have either made adequate reserves for such compliance expenditures or the cost for such compliance is expected to be small in comparison with our overall expenses. We estimate that we will incur approximately $0.25 million in capital expenditures for environmental control equipment during 2012.

The Comprehensive Environmental Response, Compensation and Liability Act (known as the “Superfund Act”) imposes liability for the release of a “hazardous substance” into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with then current laws and regulations. With the joint and several liabilities imposed under the Superfund Act, a potentially responsible party (“PRP”) may be required to pay more than its proportional share of such environmental remediation. Several of our subsidiaries have been identified as PRPs at various sites discussed below. The U.S. Environmental Protection Agency (the “EPA”) and appropriate state agencies are supervising investigative and cleanup activities at these sites. The EPA has identified the former Yellow Transportation (now a part of YRC Freight) as a PRP for three locations: Angeles Chemical Co., Santa Fe Springs, CA; Alburn Incinerator, Inc., Chicago, IL and Omega Chemical, Whittier, CA. We estimate that the combined potential costs at these sites will not exceed $0.2 million. With respect to these sites, it appears that YRC Freight delivered minimal amounts of waste to these sites, which is de minimis in relation to other respondents. The EPA has identified the former Roadway Express (now a part of YRC Freight) as a PRP for six locations: Alternate Energy Resource, Augusta, GA; BEMS Landfill, Mt. Holly, NJ; Voda Petroleum, Clarksville City, TX; Ward Transformer, Raleigh, NC; Roosevelt Irrigation District, Phoenix, AZ and Berry’s Creek, Carlstadt, NJ. We estimate that combined potential costs at the first four sites will not exceed $0.5 million. The EPA has notified YRC Inc. and 140 other potential parties of their potential responsibility status at the Berry’s Creek site where YRC Freight owns and operates a service center in the watershed area that discharges into Berry’s Creek. We estimate the Berry’s Creek potential cost to be $0.6 million. Roosevelt Irrigation District has notified YRC Freight and other potential parties for their responsibility of remediation of contaminated groundwater wells. We estimate YRC Freight’s potential for Roosevelt Irrigation District to be $0.6 million. The EPA has identified USF Red Star, a non-

operating subsidiary, as a PRP at three locations: Booth Oil, N. Tonawanda, NY and two separate landfills in Byron, NY, and Moira, NY. We believe the potential combined costs at these sites to be $0.3 million. The EPA has identified Holland as a PRP for one location, Horton Sales Piedmont Site, Greenville County, SC. We believe the potential cost at this site to be immaterial.

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

Economic Factors and Seasonality

Our business is subject to a number of general economic factors that may have a material adverse effect on the results of our operations, many of which are largely out of our control. These include recessionary economic cycles and downturns in individual customers’ business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers. Economic conditions may adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. We operate in a highly price-sensitive and competitive industry, making industry pricing actions, quality of customer service, effective asset utilization and cost control major competitive factors. All of our revenues are subject to seasonal variations. Customers tend to reduce shipments just prior to and then after the winter holiday season, and operating expenses and operating cash flows as a percent of revenue tend to be higher in the winter months primarily due to colder weather and seasonally lower levels of shipments and the seasonal timing of expenditures. Generally, most of the first quarter and the later part of the fourth quarters are the seasonally weakest while the second and third quarters are the seasonally strongest. The availability and cost of labor and other operating cost inputs, such as fuel and equipment maintenance and equipment replacements, can significantly impact our overall cost structure, competitive position within our industry and our resulting earnings and cash flows.

Financial Information About Geographic Areas

Our revenue from foreign sources is largely derived from Canada, Asia and Mexico. We have certain long-lived assets located in these areas as well. We discuss this information in Note 13 to our consolidated financial statements.

Item 1A. Risk Factors

In addition to the risks and uncertainties contained elsewhere in this report or in our other SEC filings, the following risk factors should be considered carefully in evaluating us. These risks could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock

We issued a substantial number of shares of our common stock and notes convertible into our common stock in connection with the restructuring, and we cannot predict the price at which our common stock will trade in the future.

On July 22, 2011, we completed our financial restructuring. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources—The Restructuring” for additional information related to the restructuring.

In connection with our restructuring, we issued a substantial number of shares of our common stock. We also issued $140.0 million in aggregate principal amount of Series A Notes and $100.0 million in aggregate principal amount of Series B Notes, which, together with additional Series A Notes and Series B Notes issuable as payment-in-kind interest or make whole premium, are convertible under certain conditions into approximately 5.9 million and 7.7 million shares of our common stock, respectively. As of February 20, 2012, $7.1 million in aggregate principal amount of Series B Notes have been converted into 0.5 million shares of our common stock.

We cannot predict what the demand for our common stock will be in the future, how many shares of our common stock will be offered for sale or be sold in the future, or the price at which our common stock will trade in the future. Some of our investors may not be able to or may be unwilling to hold equity securities and may therefore seek to sell their shares of common stock or the shares of common stock they receive upon conversion of the Series A Notes and the Series B Notes (together with the Series A Notes, the “convertible notes”). There are no agreements or other restrictions that prevent the sale of a large number of our shares of our common stock. The issuance of the shares of common stock upon the conversion of the convertible notes has been registered with the SEC. As a consequence, those securities and the common stock into which they are convertible will, in general, be freely tradable. Sales of a large number of such securities or shares of common stock in the future could materially depress the trading price of such securities or our common stock.

Future sales of our common stock or equity-related securities in the public market, including sales of our common stock in short sales transactions by purchasers of the convertible notes, could adversely affect the trading price of our common stock and the value of the convertible notes and our ability to raise funds in new stock offerings.

In the future, we may sell additional shares of our common stock to raise capital. In addition, shares of our common stock are reserved for issuance on conversion of the convertible notes. We cannot predict the size of future issuances or the effect, if any, that such issuances may have on the market price for our common stock. Sales of significant amounts of our common stock or equity-related securities in the public market, or the perception that such sales may occur, could adversely affect prevailing trading prices of our common stock and the value of the convertible notes and could impair our ability to raise capital through future offerings of equity or equity-related securities. Further sales of shares of our common stock or the availability of shares of our common stock for future sale, including sales of our common stock by investors who view the convertible notes as a more attractive means of equity participation in our company or in connection with hedging and arbitrage activity that may develop with respect to our common stock, could adversely affect the trading price of our common stock or the value of the convertible notes.

We are subject to restrictions on paying dividends on our common stock and we do not intend to pay dividends on our common stock in the foreseeable future.

We do not anticipate that we will be able to pay any dividends on shares of our common stock in the foreseeable future. We intend to retain any future earnings to fund operations, debt service requirements and other corporate needs. In addition, our amended and restated credit agreement restricts the payment of dividends on our common stock other than in additional shares of our common stock.

Liquidity Risks

Our substantial indebtedness, lease obligations and pension funding obligations could adversely affect our financial flexibility and our competitive position.

As of December 31, 2011, we had approximately $1.3 billion in aggregate principal of outstanding indebtedness. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We also have, and will continue to have, significant lease obligations. As of December 31, 2011, our minimum rental expense under operating leases for 2012 was $48.3 million. As of December 31, 2011, our total operating lease obligations through 2025 totaled $137.3 million. We expect our funding obligations in 2012 under our single employer pension plans and the multiemployer pension funds will be approximately $175 million. Our substantial indebtedness, lease obligations and pension funding obligations could have other important consequences to you and significant effects on our business.

For example, it could:

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, leases and pension funding obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from taking advantage of business opportunities;

•	make it more difficult to satisfy our financial obligations;

•	place us at a competitive disadvantage compared to our competitors that have less debt, lease obligations, and pension funding obligations; and

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although covenants under the indenture governing the Series B Notes, our amended and restated credit agreement and other agreements limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness, the terms of the indenture governing the Series B Notes, our amended and restated credit agreement and other agreements permit us to incur significant additional indebtedness. In addition, the indentures governing our convertible notes do not prohibit us from incurring obligations that do not constitute indebtedness as defined therein. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial indebtedness described above, including our possible inability to service our debt will increase.

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

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the indentures governing the convertible notes, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations.

In addition, if we are unable to meet our debt service obligations under our existing and future indebtedness, the holders of such indebtedness would have the right, following any applicable cure period, to cause the entire principal amount thereof to become immediately due and payable. If our outstanding indebtedness was accelerated, we cannot assure you that our assets would be sufficient to repay in full the money owed.

We face significant liquidity challenges in the near term which could adversely affect our financial condition.

Our ability to continue as a going concern over the next twelve months is dependent on a number of factors, many of which are outside of our control. These factors include:

•	our operating results, pricing and shipping volumes must continue to improve at a rate significantly better than what we have achieved in our recent financial results;

•

we must continue to comply with covenants and other terms of our credit facilities so as to have access to the borrowings available to us under such credit facilities or otherwise obtain lender approval to modify those covenants;

•	our anticipated cost savings under our labor agreements, including wage reductions and savings due to work rule changes, must continue;

•	we must complete real estate sale transactions as anticipated;

•	we must continue to defer purchases of replacement revenue equipment or secure suitable lease financing arrangements for such replacement revenue equipment;

•	we must continue to implement and realize substantial cost savings measures to match our costs with business levels and to continue to become more efficient;

•

we must continue to manage receipts and disbursements, including amounts and timing, focusing on reducing days sales outstanding for trade receivables and managing days outstanding for trade payables; and

•

we must be able to generate operating cash flows that are sufficient to provide for additional cash requirements for pension contributions to single-employer and multiemployer pension plans, cash interest on debt and for capital expenditures or additional lease payments for new revenue equipment.

There can be no assurance that management will be successful or that such plans will be achieved. We expect to continue to monitor our liquidity, work to alleviate these uncertainties and address our cash needs through a combination of one or more of the following actions:

•	we will continue to aggressively seek additional and return business from customers;

•	we will continue to attempt to reduce our escrow deposits and letter of credit collateral requirements related to our self- insurance programs;

•	if appropriate, we may sell additional equity or pursue other capital market transactions; and

•	we may consider selling additional assets or business lines, which would require lenders’ consent in certain cases.

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

The documents governing our existing indebtedness contain and the documents governing any of our future indebtedness will likely contain a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest. The documents governing our existing indebtedness, among other things, limit our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments;

•	enter into agreements that restrict distributions from restricted subsidiaries;

•	sell or otherwise dispose of assets, including capital stock of restricted subsidiaries;

•	enter into transactions with affiliates;

•	create or incur liens;

•	enter into sale/leaseback transactions;

•	merge, consolidate or sell substantially all of our assets;

•	make investments and acquire assets; and

•	make certain payments on indebtedness.

The restrictions could adversely affect our ability to:

•	finance our operations;

•	make needed capital expenditures;

•	make strategic acquisitions or investments or enter into alliances;

•	withstand a future downturn in our business or the economy in general;

•	engage in business activities, including future opportunities, that may be in our interest; and

•	plan for or react to market conditions or otherwise execute our business strategies.

Our ability to obtain future financing or to sell assets could be adversely affected because a very large majority of our assets have been secured as collateral for the benefit of the holders of our indebtedness.

Our failure to comply with the covenants in the documents governing our existing and future indebtedness could materially adversely affect our financial condition and liquidity.

The documents governing our indebtedness contain financial covenants, covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. During the next twelve months, the thresholds required under the financial covenants in our credit facilities are subject to significant step-ups. Our current management forecast indicates that our operating results are not expected to improve at a rate sufficient for us to meet these stepped-up minimum covenant thresholds beginning in the second quarter of 2012. In addition, we have a covenant compliance risk prior to the second quarter of 2012. As a result, our operating results would have to improve beyond our current expectations for us to remain in compliance with these more stringent financial covenants. Our operating results are impacted by a number of factors, many of which are outside of our control, and as a result, we cannot provide any assurances that this will be the case. In the event that we fail to meet these financial covenants, we will need to seek an amendment or waiver from our lenders or otherwise we will be in default under our credit facilities, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to collateral. In the event that our lenders under our credit facilities demand payment, we will not have sufficient cash and cash flows from operations to repay such indebtedness. In addition, a default under our credit facilities or the lenders exercising their remedies thereunder would trigger cross-default provisions in our other indebtedness and certain other operating agreements. Our ability to amend our credit facilities or otherwise obtain waivers from our lenders depends on matters that are outside of our control and there can be no assurance that we will be successful in that regard. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain additional financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity.

Business Risks

We are a holding company and we are dependent on the ability of our subsidiaries to distribute funds to us.

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

Our recurring net losses from continuing operations and operating cash flow deficits and our ability to comply with certain debt covenants through 2012 raise significant uncertainty as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which implies that we will continue to meet our obligations and continue our operations for at least the next 12 months. However, the Company has experienced recurring net losses from continuing operations and operating cash flow deficits. Our ability to continue as a going concern is dependent on many factors, including among others, improvements in our operating results necessary to comply with our existing debt covenant requirements, or modify our existing debt covenant requirements and achieve the operating results necessary to comply with the modified covenants. These conditions raise significant uncertainty about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the foregoing uncertainties

We are subject to general economic factors that are largely out of our control, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Virtually all of our operating subsidiaries have employees who are represented by the Teamsters. These employees represent approximately 76% of our workforce at December 31, 2011.

Each of our YRC Freight, New Penn, and Holland subsidiaries employ most of their unionized employees under the terms of a common national master freight agreement with the IBT, as supplemented by additional regional supplements and local agreements, which will expire on March 31, 2015. The IBT also represents a number of employees at Reddaway, and Reimer under more localized agreements, which have wages, benefit contributions and other terms and conditions that better fit the cost structure and operating models of these business units.

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

The Company’s subsidiaries began making contributions to most of the multi-employer pension funds (“the funds”) for the month beginning June 1, 2011 at the rate of 25% of the contribution rate in effect on July 1, 2009. However, legislative changes to current law or other satisfactory action or arrangements are required to enable certain of the funds (based on their funded status) to accept contributions at a reduced rate. Absent such legislative changes or other satisfactory action, a fund that cannot allow the Company’s subsidiaries to begin to make contributions at a reduced rate to the fund may elect to either (i) apply the amount of the contributions toward paying down previously deferred contributions under our Contribution Deferral Agreement, (ii) have the amount of the contributions placed in escrow until such time when the fund is able to accept re-entry at the reduced rate, or (iii) if options (i) or (ii) are not available under applicable law or fund documentation, agree on other terms acceptable to the Company’s subsidiaries and the applicable fund.

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

The Pension Protection Act provides that certain plans with a funded percentage of less than 65%, or that fail other tests, will be deemed to be in critical status. Plans in critical status must create a rehabilitation plan to exit critical status within periods that the Pension Protection Act prescribes. We believe that based on information obtained from public filings and from plan administrators and trustees, many of the multi-employer pension funds, including The Central States Southeast and Southwest Areas Pension Plan and Road Carriers Local 707 Pension Fund, are in critical status. If the funding of the multi-employer pension plans does not reach certain goals (including those required not to enter endangered or critical status or those required by a plans funding improvement or rehabilitation plan), our pension expenses could further increase upon the expiration of our collective bargaining agreements.

We believe that based on information obtained from public filings and from plan administrators and trustees, our portion of the contingent liability in the case of a full withdrawal or termination from all of the multi-employer pension plans would be an estimated $9 billion on a pre-tax basis. If the Company were subject to withdrawal liability with respect to a plan, ERISA provides that a withdrawing employer can pay the obligation in a lump sum or over time based upon an annual payment that is the product of the highest contribution rate to the relevant plan multiplied by the average of the three highest consecutive years measured in contribution base units, which, in some cases, could be up to 20 years. Even so, our applicable subsidiaries have no current intention of taking any action that would subject us to payment of material withdrawal obligations, however we cannot provide any assurance that such obligations will not arise in the future which would have a material adverse effect on our business, financial condition and results of operations.

Ongoing self-insurance and claims expenses could have a material adverse effect on our business, financial condition and results of operations.

Our future insurance and claims expenses might exceed historical levels. We currently self-insure for a majority of our claims exposure resulting from cargo loss, personal injury, property damage and workers’ compensation. If the number or severity of claims for which we are self-insured increases, our business, financial condition and results of operations could be adversely affected, and we may have to post additional letters of credit to state workers’ compensation authorities or insurers to support our insurance policies, which may adversely affect our liquidity. If we lose our ability to self insure, our insurance costs could materially increase, and we may find it difficult to obtain adequate levels of insurance coverage.

We have significant ongoing capital requirements that could have a material adverse effect on our business, financial condition and results of operations if we are unable to generate sufficient cash from operations.

Our business is capital intensive. Our capital expenditures focus primarily on revenue equipment replacement, land and structures and investments in information technology. In light of our recent operating results and liquidity needs, we have deferred capital expenditures and expect to continue to do so for the foreseeable future, including the next twelve months. As a result, the average age of our fleet has increased and we will need to update our fleet periodically. If we are unable to generate sufficient cash from operations to fund our capital requirements, we may have to limit our growth, utilize our existing capital, or enter into additional financing arrangements, including leasing arrangements, or operate our revenue equipment (including tractors and trailers) for longer periods resulting in increased maintenance costs, any of which could reduce our income. If our cash from operations and existing financing arrangements are not sufficient to fund our capital requirements, we may not be able to obtain additional financing at all or on terms acceptable to us. In addition, our credit facilities contain provisions that limit our level of capital expenditures.

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

In addition, as climate change initiatives become more prevalent, federal, state and local governments and our customers are beginning to promulgate solutions for these issues. This increased focus on greenhouse gas emission reductions and corporate environmental sustainability may result in new regulations and customer requirements that could negatively affect us. This could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations and customer requirements, as well as increased indirect costs or loss of revenue resulting from, among other things, our customers incurring additional compliance costs that affect our costs and revenues. We could also lose revenue if our customers divert business from us because we haven’t complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse effect on our business, financial condition and results of operations.

The ability of our board of directors and new management team to lead our company will be critical to our ability to succeed, and our business, financial condition and results of operations could be materially adversely affected if they are unsuccessful.

On July 22, 2011, pursuant to the terms of the restructuring, our then existing board of directors resigned and was replaced by a new board of directors and our current chief executive officer began employment. In addition, our current chief financial officer took office on August 9, 2011, and other senior management has taken office since that date. It is important to our success that our new board of directors quickly understands our industry and that our board of directors and management team understand the challenges and opportunities facing our company. If they are unable to do so, and as a result are unable to provide effective guidance and leadership, our business, financial condition and results of operations could be materially adversely affected.

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

The Company and its subsidiaries are a party to various legal proceedings, including claims related to personal injury, property damage, cargo loss, workers’ compensation, employment discrimination, breach of contract, multi-employer pension plan withdrawal liability, class actions and antitrust violations. See Note 16 to our consolidated financial statements. The IRS may issue adverse tax determinations in connection with its audit of our prior year tax returns. See the Note 12 to our consolidated financial statements. We may incur significant expenses defending these legal proceedings and IRS audits. In addition, we may be required to pay significant awards, settlements or taxes, or lose the benefits under existing agreements, in connection with these proceedings and audits, which could have a material adverse effect on our businesses, financial condition and results of operations.

We may not obtain further benefits and cost savings from operational changes and performance improvement initiatives.

In response to our business environment, we initiated operational changes and process improvements to reduce costs and improve financial performance. The changes and initiatives include integrating our Yellow Transportation and Roadway networks in 2009, reorganizing our management, reducing overhead costs, closing redundant facilities, eliminating unnecessary activities and implementing changes of operations under our labor agreements. There is no assurance that these changes and improvements will be successful or that we will not have to initiate additional changes and improvements in order to achieve the projected benefits and cost savings.

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

Any failure to successfully implement our operating strategy, the failure of some or all of the assumptions and estimates relating to the projections furnished by us or the occurrence of any of the adverse events or circumstances described in this Annual Report on Form 10-K and in our other filings with the SEC could result in the actual operating results being different from the projections, and such differences may be adverse and material.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2011, we operated a total of 396 transportation service facilities located in 50 states, Puerto Rico, Canada and Mexico for our YRC Freight and Regional Transportation segments. Of this total, 195 are owned and 201 are leased, generally with lease terms ranging from one month to ten years with right of renewal options. The number of customer freight servicing doors totaled 21,598, of which 12,772 are at owned facilities and 8,826 are at leased facilities. The transportation service centers vary in size ranging from one to three doors at small local facilities, to over 426 doors at the largest consolidation and distribution facility. In addition, we and our subsidiaries own and occupy general office buildings in Akron, Ohio; Lebanon, Pennsylvania; and Holland, Michigan. We also lease and occupy general office buildings in Overland Park, Kansas, Clackamas, Oregon and Winnipeg, Manitoba. During January 2012, we announced the closure of our Akron, Ohio general office building with an effective date of March 31, 2012. We expect to sell this facility. Our owned transportation service facilities and office buildings serve as collateral under our Credit Agreement.

Our facilities and equipment are adequate to meet current business requirements in 2012. Refer to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for a more detailed discussion of expectations regarding capital spending in 2012.

Item 3. Legal Proceedings

We discuss legal proceedings in Note 16 to our consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following are our executive officers, each of whom serves until his or her successor has been elected and qualified or until his or her earlier resignation or removal:

Name	Age	Position(s) Held
James L. Welch	57	Chief Executive Officer of YRC Worldwide Inc. (since July 2011); President and Chief Executive Officer, Dynamex Inc. (transportation and logistics services) (2008 – July 2011); Interim Chief Executive Officer, JHT Holdings (truck transportation) (2007 – 2008); President and Chief Executive Officer (2000 – 2007), and various other positions (1978 – 2000), Yellow Transportation (subsidiary of the Company); Current Director: SkyWest Inc. (regional airline) (since 2007), Former Director: Dynamex Inc, Spirit Aero Systems Holdings Inc. (commercial airplane assemblies and components), and Roadrunner Transportation (transportation and logistics services).

Jamie G. Pierson	41	Executive Vice President and Chief Financial Officer of YRC Worldwide Inc. (since November 2011); Interim Chief Financial Officer of YRC Worldwide Inc. (August 2011 – November 2011); Managing Director, Alvarez & Marsal North America, LLC (professional services) (2008 – November 2011); Vice President – Corporate Development and Integration, Greatwide Logistics Services, Inc. (transportation and logistics) (2007 – 2008); Director, FTI Capital Advisors, LLC (investment bank) (2002 – 2007); Vice President, FTI Consulting, Inc. (2001 – 2002); Vice President, Stonegate Securities, Inc. (investment bank) (2000 – 2001); Associate, Houlihan Lokey Howard & Zukin (investment bank) (1997 – 2000).

Jeffrey A. Rogers	49	President of YRC Freight (subsidiary of the Company) (since September 2011); President (October 2008 – September 2011), Vice President-Finance and Chief Financial Officer (February 2008 – May 2008), and Vice President-Finance (September 2007 – February 2008) of USF Holland Inc. (subsidiary of the Company); Chief Financial Officer of YRC Regional Transportation, Inc. (subsidiary of the Company) (2007– 2009); various officer positions, subsidiaries of the Company (2005 – 2009).

Michael J. Naatz	46	President of USF Holland Inc. (subsidiary of the Company) (since September 2011); President – Customer Care Division and Chief Customer Officer of YRC Worldwide Inc. (April 2010 – September 2011); Executive Vice President – Technologies of YRC Enterprise Services, Inc. (subsidiary of the Company) (December 2009 – September 2011); Executive Vice President and Chief Information and Service Officer of YRC Worldwide Inc. (June 2009 – April 2010); various officer positions, including President of YRC Enterprise Services, Inc. (2005 – December 2009).

Michelle A. Russell	42	Executive Vice President, General Counsel and Secretary of YRC Worldwide Inc. (since February 2012); Senior Vice President, General Counsel and Secretary of Spirit AeroSystems Holdings, Inc. (June 2010 – February 2012); Associate General Counsel of Spirit AeroSystems Holdings, Inc. (January 2009 – June 2010); Vice President – Legal and Assistant General Counsel of YRC Worldwide Inc. (2005 – January 2009).

Paul F. Liljegren	57	Senior Vice President Finance, Controller, Chief Accounting Officer YRC Worldwide Inc. (since July 2011); Vice President – Investor Relations, Controller and Chief Accounting Officer (July 2010 – July 2011); Vice President – Investor Relations and Treasurer of YRC Worldwide Inc. (October 2009 – July 2010); Vice President, Controller and Chief Accounting Officer of YRC Worldwide Inc. (September 2005 – October 2009); Interim Chief Financial Officer of YRC Worldwide Inc. (August 2008 – October 2008); Vice President, Risk and Assurance of YRC Worldwide Inc. (2004 – 2005); Treasurer, Butler Manufacturing Company (1998 – 2004); Vice President, Finance, various divisions of Butler Manufacturing Company (1991 – 1998); Controller, various business units of Butler Manufacturing Company (1980-1990).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 20, 2012, approximately 237 shareholders of record held YRC Worldwide common stock. Prior to December 31, 2009, our only class of stock outstanding was common stock, traded on the NASDAQ Stock Market. Trading activity averaged 48,100 shares per day during 2011, up from 6,800 per day in 2010. The NASDAQ Stock Market quotes prices for our common stock under the symbol “YRCW.”

On July 22, 2011, we issued 4,999,999 shares of Series B Preferred Stock to satisfy a portion of the outstanding credit agreement claims (3,717,948 shares) and to satisfy our obligation to the IBT for their modifications and extension of the labor agreement in October 2010 (1,282,051 shares). The 4,999,999 shares of Series B Preferred Stock were converted into 6,210,369 of common stock in September 2011. No shares of Series B Preferred Stock remained outstanding. See additional details in Note 14 to our consolidated financial statements.

On December 31, 2009 we issued 4,345,514 shares of Class A preferred stock and 4,867 shares of common stock as part of a debt-for-equity exchange. No shares of Class A preferred stock remain outstanding, as 4,345,514 shares of Class A preferred stock were converted to 127,631 of common stock during 2010. The high and low prices at which YRC Worldwide common stock traded for each calendar quarter in 2011 and 2010 are shown below.

The board of directors approved a reverse stock split effective December 1, 2011 at a ratio of 1:300. The reverse stock split was effective on NASDAQ on December 2, 2011. The board of directors also approved a reverse stock split effective September 30, 2010 at a ratio of 1:25. The reverse stock split was effective on NASDAQ on October 1, 2010. Fractional shares were not issued in connection with the reverse stock splits. Instead, fractional shares were collected and pooled by our transfer agent and sold in the open market and the proceeds were allocated to the stockholders’ respective accounts pro rata exchange for their fractional shares.

Each of the reverse stock splits reduced the number of shares of our common stock available for issuance under our employee and director equity plans in proportion to the reverse stock split ratio. Under the terms of our outstanding equity awards, the reverse stock split reduced the number of shares of our common stock issuable upon exercise or vesting of such awards in proportion to the reverse stock split ratio and caused a proportionate increase in the exercise price of such awards to the extent they were stock options. The number of shares of our common stock issuable upon exercise or vesting of outstanding equity awards was rounded to the nearest whole share and no cash payment was made in respect of such rounding. Shareholders’ Equity (Deficit) has been retroactively adjusted to give effect to the reverse stock splits for all periods presented by reclassifying from Common stock to Capital surplus, the par value of the share reduction in connection with the reverse splits. All share numbers and per share amounts in this report and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been retroactively adjusted to give effect to the reverse stock splits.

Quarterly Financial Information (unaudited)

(in thousands, except per share data)	First Quarter (b)	Second Quarter (b)	Third Quarter (b)	Fourth Quarter
2011 (a)
Operating revenue	$1,122,886	$1,257,212	$1,276,418	$1,212,328
(Gains) losses on property disposals, net	(3,046)	(7,340)	(10,796)	12,938
Operating loss	(68,388)	(5,586)	(26,115)	(38,149)
Net loss from continuing operations	(102,683)	(43,002)	(122,517)	(86,216)
Net loss	(102,683)	(43,002)	(122,517)	(86,216)
Less: Net loss attributable to non-controlling interest	(489)	(448)	(267)	(1,950)
Net loss attributable to YRC Worldwide Inc.	(102,194)	(42,554)	(122,250)	(84,266)
Amortization of beneficial conversion feature on Series B preferred stock	—	—	(58,048)	—
Net loss attributable to common shareholders	(102,194)	(42,554)	(180,298)	(84,266)
Diluted loss per share: (c)
Net loss from continuing operations attributable to YRC Worldwide Inc.	(643.56)	(267.33)	(153.74)	(12.40)
Net loss	(643.56)	(267.33)	(153.74)	(12.40)
Common stock: (c)
High	1,581.00	663.00	423.00	24.00
Low	357.00	165.00	12.00	9.00

Quarterly Financial Information (unaudited), continued

(in thousands, except per share data)	First Quarter (b)	Second Quarter (b)	Third Quarter (b)	Fourth Quarter
2010 (b) (d) (e)
Operating revenue	$987,144	$1,119,101	$1,136,836	$1,091,559
(Gains) losses on property disposals, net	8,517	(2,816)	(4,030)	2,636
Operating income (loss)	(232,192)	49,497	(17,284)	(27,870)
Net income (loss) from continuing operations	(269,147)	2,247	(58,371)	20,585
Net loss from discontinued operations, net of tax	(4,004)	(11,358)	(2,514)	(5,208)
Net income (loss)	(273,151)	(9,111)	(60,885)	15,377
Less: Net loss attributable to non-controlling interest	—	(847)	(696)	(420)
Net income (loss) attributable to YRC Worldwide Inc.	(273,151)	(8,264)	(60,189)	15,797
Diluted earnings (loss) per share: (c)
Net income (loss) from continuing operations attributable to YRC Worldwide Inc.	(3,872.84)	21.52	(371.86)	132.45
Net loss from discontinued operations	(57.61)	(79.00)	(16.21)	(32.84)
Net income (loss)	(3,930.46)	(57.48)	(388.07)	99.61
Common stock: (c)
High	8,850.00	6,000.00	3,300.00	1,962.00
Low	2,625.00	1,125.00	750.00	930.00

(a)

The third quarter of 2011 includes $79.2 million of fair value adjustment on our derivative liabilities as a result of the conversion features embedded in the Series A Notes and Series B Notes from the July 22, 2011 restructuring and $26.0 million of gain on extinguishment of the ABS facility also a part of the restructuring. During the fourth quarter of 2011, we recognized a $9.5 million impairment charge on surplus held for sale assets to adjust the carrying value of these properties to their current estimated fair market value and recognized additional depreciation and amortization of approximately $4.0 million related to the impairment of the Jiayu intangibles and long-lived assets. Consistent with previous practice and ASC 740-270, we also recognized $10.1 million of net income tax expense during the fourth quarter of 2011 for adjustments to federal, state and foreign tax related to prior quarterly and annual periods.

(b)

All amounts have been retroactively restated for the tire accounting change at our YRC Freight segment. The following table provides the effect of the change in each quarter presented for 2011 and 2010.

	Q1 2011	Q2 2011	Q3 2011	Q4 2011
(Gains) losses on property disposals, net	$(87)	$(63)	$(6)	$—
Operating loss	(414)	(419)	(2,433)	—
Net income (loss from continuing operations	(414)	(419)	(2,433)	—
Net income (loss)	(414)	(419)	(2,433)	—
Net income (loss) attributable to YRC Worldwide Inc.	(414)	(419)	(2,433)	—

	Q1 2010	Q2 2010	Q3 2010	Q4 2010
(Gains) losses on property disposals, net	$(282)	$(629)	$(601)	$247
Operating income (loss)	988	1,207	1,552	(1,036)
Net income (loss from continuing operations	988	1,207	1,552	(7.320)
Net income (loss)	988	1,207	1,552	(7,320)
Net income (loss) attributable to YRC Worldwide Inc.	988	1,207	1,552	(7,320)

(c)	All per share amounts and common stock prices listed above have been retroactively adjusted to give effect to the reverse stock splits discussed above.
(d)

The first quarter of 2010 includes a $108.0 million charge for equity based compensation expense related to the issuance of stock appreciation rights to our union employees. The second quarter of 2010 includes an $83.0 million reduction to equity based compensation expense related to the issuance of stock option awards to the same union employees and the cancellation of the previously issued stock appreciation rights. The fourth quarter of 2010 includes a $51.6 million benefit resulting from a tax settlement and an additional $40.0 million benefit from a reduction in the valuation allowance for deferred tax assets.

(e)	All amounts have been retroactively restated for the classification of YRC Logistics as discontinued operations.

Purchases of Equity Securities by the Issuer

We did not repurchase any shares of our common stock in 2011, 2010 or 2009. Our Credit Agreement does not permit us to purchase shares of our common stock.

Dividends

We did not declare any cash dividends on our common stock in 2011, 2010 or 2009. Our Credit Agreement does not permit us to declare any dividends on any of our outstanding capital stock.

Common Stock Performance

Set forth below is a line graph comparing the quarterly percentage change in the cumulative total stockholder return of the Company’s common stock against the cumulative total return of the S&P Composite-500 Stock Index and the Dow Jones Transportation Average Stock Index for the period of five years commencing December 31, 2006 and ending December 31, 2011.

Item 6. Selected Financial Data

Our consolidated financial statements were prepared assuming we would continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future, including the next twelve months). Our ability to continue as a going concern is dependent on many factors, including among other things, improvements in our operating results necessary to comply with our existing debt covenant requirements, or modify our existing debt covenant requirements and achieve the operating results necessary to comply with the modified covenants. Management’s plans with respect to these conditions are further described in Note 9 to our consolidated financial statements. The following Selected Financial Data taken from our accompanying financial statements have been prepared assuming that we will continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(in thousands except per share data)	2011	2010	2009	2008	2007
For the Year (a) (b)
Operating revenue	$4,868,844	$4,334,640	$4,871,025	$8,318,674	$8,998,108
Operating loss	(138,237)	(227,849)	(882,020)	(933,938)	(581,494)
Net loss from continuing operations	(354,417)	(304,686)	(631,706)	(826,937)	(650,378)
Net loss from discontinued operations, net of tax	—	(23,084)	12,235	(150,709)	8,175
Net loss	(354,517)	(327,770)	(619,471)	(977,646)	(642,203)
Less: Net loss attributable to non-controlling interest	(3,154)	(1,963)	—	—	—
Net loss attributable to YRC Worldwide Inc.	(351,263)	(325,807)	(619,471)	(977,646)	(642,203)
Amortization of beneficial conversion feature on preferred stock	(58,048)	—	—	—	—
Net loss attributable to common shareholders	(409,311)	(325,807)	(619,471)	(977,646)	(642,203)
Acquisition of property and equipment	(71,628)	(19,150)	(36,270)	(161,530)	(388,404)
Proceeds from disposal of property and equipment	67,461	85,669	133,061	127,590	55,339
Disposition of affiliates (investment of), net of cash sold	—	34,290	31,948	(46,133)	(1,608)
Net cash provided by (used in) operating activities	(25,968)	687	(379,319)	219,074	387,239
Net cash provided by (used in) investing activities	(156,636)	106,032	135,102	(86,188)	(335,728)
Net cash provided by (used in) financing activities	240,108	(61,490)	16,656	134,230	(69,669)

At Year-End (a) (b)
Total assets	2,485,840	2,571,556	3,007,986	3,933,671	5,032,373
Total debt	1,354,660	1,060,135	1,132,909	1,349,736	1,219,895
Total YRC Worldwide Inc. shareholders’ equity (deficit)	(354,014)	(209,500)	149,386	461,099	1,602,263
Non-controlling interest	(4,598)	(1,894)	—	—	—
Total shareholders’ equity (deficit) (c)	(358,612)	(211,394)	149,386	461,099	1,602,263

Measurements (a) (b)
Basic per share data: (c)
Net loss from continuing operations attributable to YRC Worldwide Inc.	(196.12)	(2,293.30)	(79,519.96)	(107,702.17)	(85,340.27)
Net income (loss) from discontinued operations	—	(174.87)	1,540.16	(19,628.68)	1,072.69
Net loss	(196.12)	(2,468.18)	(77,979.80)	(127,330.85)	(84,267.57)
Average common shares outstanding – basic	2,087	132	8	8	8
Diluted per share data: (c)
Net loss from continuing operations attributable to YRC Worldwide Inc.	(196.12)	(2,293,.30)	(79,519.96)	(107,702.17)	(85,340.27)
Net income (loss) from discontinued operations	—	(174.87)	1,540.16	(19,628.68)	1,072.69
Net loss	(196.12)	(2,468.18)	(77,979.80)	(127,330.85)	(84,267.57)
Average common shares outstanding – diluted	2,087	132	8	8	8

Other Data
Number of employees	32,000	32,000	36,000	55,000	63,000
Operating ratio: (d)
YRC Freight	102.8%	105.9%	121.0%	111.9%	97.6%
Regional Transportation	97.9%	99.8%	109.6%	107.5%	130.7%
Truckload	119.1%	109.3%	107.7%	109.7%	105.2%

(a)	All amounts have been retroactively restated for the classification of YRC Logistics as discontinued operations.
(b)

All amounts have been retroactively restated for the tire accounting policy change at our YRC Freight segment. See Note 2 to our consolidated financial statements for detailed changes by line item for 2011, 2010 and 2009. For 2008 the effect of the change was an increase to our operating loss of $2.2 million, an increase to our net loss from continuing operations of $1.3 million and a decrease to total assets of $32.4 million. For 2007 the effect of the change was an increase to our operating loss of $2.2 million, an increase to our net loss from continuing operations of $1.8 million and a decrease to total assets of $30.3 million.

(c)

Shareholders’ Equity (Deficit) has been retroactively adjusted to give effect to the reverse stock splits for all periods presented by reclassifying from Common Stock to Capital Surplus, the par value of the share reduction in connection with the reverse stock split. In addition, all outstanding share amounts and per share amounts have been retroactively adjusted to give effect to the reverse stock splits.

(d)

Operating ratio is calculated as (i) 100 percent (ii) minus the result of dividing operating income by operating revenue or (iii) plus the result of dividing operating loss by operating revenue and expressed as a percentage.

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

Overview

YRC Worldwide, one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries offers its customers a wide range of transportation services. These operating subsidiaries are primarily represented by YRC Freight, a leading transportation service provider offering a full range of national, regional and international services; Regional Transportation, our transportation service providers (Holland, New Penn and Reddaway) focused on business opportunities in the regional and next-day delivery markets; and Truckload, which reflects the results of Glen Moore, a provider of truckload services throughout the U.S., of which a majority of the assets were sold to a third party in December 2011 and its operations were ceased. These companies represent our reporting segments and are more fully described in “Item 1 – Business”.

The following management’s discussion and analysis explains the main factors impacting our results of operations, liquidity and capital resources and the critical accounting policies of YRC Worldwide. This information should be read in conjunction with the accompanying financial statements and notes thereto, as well as our detailed discussion of risk factors included in Item 1A.

Our Operating Environment

We operate in a highly competitive environment. The economic recession in the U.S. as well as global financial concerns, have impacted the competitiveness of our industry and created unique challenges for both our company and our customers. Over the last several years, significant changes have occurred in our operating environment, including consolidation and liquidation of LTL carriers; the increased presence of large global, service providers; and increasing needs and demands of our customers. In 2008, we initiated the integration of the Yellow Transportation and Roadway networks which was completed in March 2009 and resulted in the YRC Freight branded network.

We will continue to face challenges in the environment which we operate, primarily due to the changing competitive landscape and meeting our stakeholders’ demands. Specific economic areas that impact our ability to generate profits and cash flows include the levels of consumer spending, manufacturing and overall economic activity. We monitor these areas primarily through several common economic indices, including the gross domestic product (“GDP”) and the industrial production index (“IPI”). Real GDP measures the value of goods and services produced in the U.S., excluding inflation, and the IPI measures the physical units and inputs into the U.S. production process. Over time the IPI has been a relatively good indicator for general levels of freight volume available in our markets. We manage the impact of our customers’ spending, manufacturing and economic activity through, among others, pricing discipline, cost management programs, liquidity management, investment in technology and continuous improvement programs. The depressed market in 2009 and customer concerns over our financial stability, led to a significant reduction in the number of shipments we transported and an adverse change in our mix of revenue. As a result, we instituted significant cost reduction programs. In 2010, market conditions started to rebound and our customer base stabilized and as a result our volumes stabilized in the first quarter and began to grow sequentially, seasonally adjusted, throughout the remainder of the year. In 2011, the economic recovery continued at a modest rate and we experienced year-over-year volume growth. Pricing conditions in the industry improved during 2011, but remain highly competitive and we believe that we will continue to face intense competition for the foreseeable future.

Investments and Dispositions

In August 2008, we completed the purchase of a 65% equity interest in Shanghai Jiayu Logistics Co., Ltd. (“Jiayu”), a Shanghai, China ground transportation company with a purchase price of $59.4 million including transaction costs. Through March 31, 2010, we accounted for our 65% ownership in Jiayu as an equity method investment as the rights of the minority shareholder were considered extensive and allowed for their ability to veto many business decisions. These rights were primarily provided as a part of the General Manager role held by the minority shareholder. Effective April 1, 2010, the minority shareholder no longer has a role in the management of the operations of the business which changes the conclusions from an accounting perspective regarding the relationship of this joint venture and accordingly, requires that we consolidate Jiayu in our financial statements effective April 1, 2010. In accordance with FASB ASC Topic 805, we completed a fair value analysis of Jiayu as of April 1, 2010, the date of consolidation, and determined the fair value to be less than the carrying value of the equity method investment and as a result, we recorded a $12.3 million impairment charge during the three months ended June 30, 2010. The fair value analysis utilized a discounted cash flow model, an income approach (level three measurement as defined in FASB ASC Topic 820) that includes assumptions as to future revenue, operating income, and cost of capital, among others. Beginning April 1, 2010, the results of Jiayu are included in the ‘Corporate and other’ segment. Additionally, in 2009, we recognized an impairment on this equity method investment of $30.4 million. Included in our operating loss for the year ended December 31, 2011 is approximately $8.8 million of loss related to the operating results of Jiayu. Additionally during 2011, we contributed $3.3 million of cash to Jiayu in order to fund the day to day operations of the business. During the fourth quarter of 2011, we recognized an impairment charge, within depreciation and amortization, of approximately $4.0 million for the value of the tradename and customer list assets and property and equipment due to the recent performance of Jiayu.

In November 2009, we sold our dedicated contract carriage business line to Greatwide Dedicated Transport, LLC for $34 million. This business line was part of our YRC Logistics segment. On August 13, 2010, we completed the initial closing of a transaction, whereby the majority of YRC Logistics was sold to CEG Holdings, Inc (now known as MIQ Holdings). In addition, certain other operations included in the YRC Logistics segment ceased during the quarter ended June 30, 2010. As a result, the YRC Logistics segment has been reported as discontinued operations for all periods presented. See Note 4 to our consolidated financial statements for further discussion.

On December 15, 2011, we completed the sale of the majority of the assets of Glen Moore to a third party and concluded its operations. We recognized a loss on the sale of these assets of approximately $4.6 million.

Results of Operations

This section focuses on the highlights and significant items that impacted our operating results over the last three years. We will discuss the areas that caused material fluctuations and required specific evaluation by management.

Consolidated Results

Our consolidated results include the results of each of the operating segments discussed below and corporate charges for the periods presented.

The following table summarizes the statements of consolidated operations for the three years ended December 31:

				Percent Change
(in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Operating revenue	$4,868.8	$4,334.6	$4,871.0	12.3%	(11.0%)
Operating loss	(138.2)	(227.8)	(882.0)	39.3%	74.2%
Nonoperating expenses, net	223.6	173.0	6.6	29.2%	n/m (a)
Net loss from continuing operations	(354.4)	(304.7)	(631.7)	(16.3%)	51.8%

(a)	Not meaningful.

2011 compared to 2010

Our consolidated operating revenue increased $534.2 million or 12.3% during 2011 compared to 2010 due to increased revenue from our YRC Freight and Regional Transportation segments. This increase is attributed to increases in volume over the comparable prior year period and increases in yield or pricing as well as stabilization in our market share and customer base. Our volume increases are primarily attributed to a moderately improving economic environment and stabilization of our customer base. The improvement in yield includes increased fuel surcharge revenue resulting from higher diesel fuel costs as well as a more disciplined industry pricing market.

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

Consolidated operating loss improved $89.6 million during 2011 as compared to the operating loss for 2010. Revenue increased $534.2 million in 2011 compared to 2010 while operating expenses for 2011 increased $444.6 million, or 9.7%, as compared to 2010 primarily related to a $249.2 million increase in operating expenses and supplies, a $126.7 million increase in salaries, wages and benefits, a $79.6 million increase in purchased transportation which are attributable to increasing volumes and higher fuel prices. The reduction was offset by a reduction in equity based compensation expense of $15.7 million related to non-cash equity awards granted to our union work force and a $5.3 million decrease in depreciation and amortization.

The increase in salaries, wages and benefits in 2011 as compared to the same period in 2010 is largely due to higher shipment related wages in the current year due to increased volumes and contractual wage increases and the resumption of multi-employer union pension contributions. The increase in operating expenses and supplies is a result of higher fuel expenses of $170.8 million or 40.7%, vehicle and facility maintenance of $43.2 million or 20.0%, higher bad debt expense of $8.6 million due to higher volumes and favorable development in 2010 of receivables collectability assumptions due to improvements in revenue management processes, and higher professional services expense of $22.6 million or 21.6% related to an increase in restructuring professional fees as compared to 2010.

During the fourth quarter of 2011, we changed our accounting policy for tires. Prior to the change, the cost of original and replacement tires mounted on new and existing equipment was reported in revenue equipment and amortized based on estimated usage. Under the new policy, the cost of replacement tires are expensed at the time those tires are placed into service, as is the case with other repairs and maintenance costs. The cost of tires on new revenue equipment will be capitalized and depreciated over the estimated useful life of the related equipment. We believe that this new policy is preferable under the circumstances because it provides a more precise and less subjective method for recognizing expenses related to tires that is consistent with industry practice. Under FASB ASC Topic 250, “Accounting Changes and Error Corrections,” we are required to report a change in accounting policy by retrospectively applying the new policy to all prior periods presented. Accordingly, we have adjusted the previously reported financial information for all periods presented. The effect of this accounting change decreased operating loss by $3.3 million during 2011 and increased operating loss by $2.7 million in 2010.

Our consolidated operating loss during 2011 includes an $8.2 million net gain from the sale of property and equipment including fair value adjustments for property and equipment held for sale compared to a $4.3 million net loss for the same period in 2010.

Consolidated operating loss for 2010 included non-cash impairment charges of $5.3 million representing a reduction in the trade name values attributed to Reimer (a part of the YRC Freight segment) and New Penn (a part of the Regional Transportation segment). The impairment charge was reflective of a change in revenue growth assumptions in the fair value model.

Nonoperating expenses for 2011 increased $50.6 million or 29.2% compared to 2010 largely due to a fair value adjustment on our derivative liabilities of $79.2 million and restructuring transaction costs of $17.8 million. The fair value adjustment resulted from conversion features embedded in the Series A Notes and Series B Notes issued in the July 22, 2011 restructuring. At the closing of the restructuring, the Company did not have enough authorized and unissued common shares to satisfy those conversion features. At a September 16, 2011 special meeting, shareholders approved an increase in the amount of authorized common shares to allow for the conversions. The conversion features were revalued after the shareholder meeting resulting in the fair value adjustment. The increase in the fair value of the conversion options is primarily related to market volatility of our common stock and is due to the fact that the Series B Note holders now have the ability to convert the notes to common shares. The restructuring transaction costs relate to modifications to our credit agreement, contribution deferral agreement, and issuance of Series A Notes.

In addition, the Company recognized a $25.8 million net gain on extinguishment of debt during 2011 primarily related to the retirement of the ABS facility. A loss on extinguishment of debt of $5.9 million was included in the same period of 2010. Further offsetting the increases is a $12.3 million impairment of our equity investment in Jiayu in the second quarter of 2010. The adjustment was required as the estimated fair value, using a discounted cash flow model, was less than our investment. The impairment charge is reflective of a change in revenue growth assumptions in the fair value model. Finally, interest expense for 2011 was $156.1 million compared to $159.2 million in 2010 as a result of various changes resulting from the July 22, 2011 restructuring. The 2011 year included $21.9 million less in deferred debt cost amortization compared to the same period in 2010 as the deferred debt costs related to the Credit Agreement were included in the carryover basis of the new restructured term loan and the Series A Notes and the ABS facility deferred debt costs were removed as part of the restructuring. Also, 2011 included $3.8 million of net amortization of the Series A Notes and Series B Notes discounts and term loan premium. Offsetting these reductions was an $11.0 million increase in interest expense incurred related to the Company’s ABL and ABS facilities during 2011 compared to the ABS facility in the same period in 2010.

Our effective tax rate for continuing operations for the years ended December 31, 2011 and 2010 was 2.1% and 24.0%, respectively. Significant items impacting the 2011 rate include a state tax provision, a foreign tax provision, certain permanent items, a reduction in the reserve for uncertain tax positions resulting from actual and expected Tax Court settlements and an increase in the valuation allowance established for the net deferred tax asset balance at December 31, 2011. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision or in equity if directly related to other comprehensive income (loss) in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. Accordingly, as of December 31, 2011 and 2010, we have a full valuation allowance against our net deferred tax assets.

The financial restructuring had no material impact on the effective tax rate for the year ended December 31, 2011.

2010 compared to 2009

Consolidated operating revenue decreased by $536.4 million or 11.0% during 2010 as compared to 2009, which was primarily reflective of decreased volumes at our YRC Freight segment. The decreased volumes were primarily the result of the diversion of freight by customers to other carriers resulting in market share loss from the Company. We believe that customers diverted freight during 2009 due to uncertainty around our financial stability and the integration of our former Yellow Transportation and Roadway networks in March 2009. That loss of market share accelerated throughout the fourth quarter of 2009 due to customer concerns surrounding the Company’s bond exchange. Once the debt exchange was finalized on December 31, 2009, our industry was hampered by severe winter weather in January and February 2010. Then in March 2010, our volumes stabilized and began to grow sequentially, seasonably adjusted, throughout the year. As our customer base was stabilizing and returning shipments to us, we also regained customers and further expanded our revenue base to include new customers.

Consolidated operating loss decreased $654.2 million during 2010 as compared to the operating loss for 2009. Revenue decreased $536.4 million in 2010 compared to 2009 while operating expenses decreased $1,190.6 million as compared to 2009. Expense reductions in response to lower volumes were comprised of an $889.6 million decrease in salaries, wages and benefits, a $184.8 million decrease in operating expenses and supplies, a $30.6 million decrease in purchased transportation, a $44.9 million decrease in depreciation and amortization due to reduced facilities and reduced fleet size, and a $62.3 million decrease in other operating expenses.

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

Consolidated operating loss for 2010 also includes non-cash impairment charges of $5.3 million representing a reduction in the tradename values attributed to Reimer (a part of the YRC Freight segment) and New Penn (a part of the Regional Transportation segment). The impairment charge is reflective of a change in forward-looking revenue growth assumptions in the fair value model. There were no impairment charges during 2009. During 2010, we also recognized net losses on the sale of property and equipment including the fair value adjustments for property held for sale of $4.3 million compared to net gains of $12.1 million for 2009.

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

Our effective tax rate for continuing operations for the years ended December 31, 2010 and 2009 was 24.0% and 28.9%, respectively. Significant items impacting the 2010 rate included settlement of an open tax issue with the IRS and remeasurement of our tax valuation allowance. We establish or recognize adjustments to our valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision or in equity if directly related to other comprehensive income (loss) in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset.

YRC Freight Results

YRC Freight represented approximately 66%, 67% and 72% of our consolidated revenue in 2011, 2010 and 2009, respectively. The table below provides summary information for YRC Freight for the three years ended December 31:

				Percent Change
(in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Operating revenue	$3,203.0	$2,884.8	$3,489.3	11.0%	(17.3%)
Operating loss	(88.5)	(170.3)	(734.4)	48.0%	76.8%
Operating ratio(a)	102.8%	105.9%	121.0%	3.1pp (b)	15.1pp

(a)	Operating ratio is calculated as (i) 100 percent plus (ii) the result of dividing operating loss by operating revenue and expressed as a percentage.
(b)	Percentage points.

2011 compared to 2010

YRC Freight revenue increased $318.2 million or 11.0% during the year ended December 31, 2011 versus the same period in 2010. The two primary components of operating revenue are volume, comprised of the number of shipments and weight per shipment, and price or yield, usually evaluated on a per hundred weight basis. The increase in operating revenue was largely driven by a 6.2% increase in total picked up tonnage per day and a 5.1% increase in revenue per hundred weight. The increase in picked up tonnage per day resulted from a 6.2% increase in total shipments per day which was primarily attributable to a moderately improving economic environment and stabilization of our customer base. The increase in revenue per hundred weight resulted mostly from higher fuel surcharge revenue, which was driven by higher diesel prices in 2011 as compared to 2010 as well as a more disciplined industry pricing market.

Operating loss for YRC Freight decreased by $81.8 million in 2011 compared to 2010. Operating revenue increased $318.2 million in 2011 compared to 2010 while operating expenses increased $236.4 million. The expense increases consisted primarily of higher salaries, wages and benefits (including equity based compensation expense) of $78.1 million or 4.9%, higher operating expenses and supplies of $131.8 million or 17.8%, higher purchased transportation costs of $39.9 million or 9.7%, and increased other operating expenses of $6.0 million or 3.6%.

The increase in salaries, wages and benefits (excluding workers’ compensation expense) of $81.0 million in 2011 is primarily the result of an increase in benefits of $54.8 million compared to the prior year resulting from the resumption of multi-employer pension contribution expense in June 2011, higher costs associated with the contractual health and welfare benefit increase effective August 2011 and increased state unemployment taxes from higher number of employees and higher taxes per employee. In addition, the increase is due to higher shipment related wages due to increased business volumes and contractual wage increases. Equity based compensation expense was $10.3 million in 2011 compared to $18.8 million in 2010. The 2011 charge is due to Series B Preferred Stock that was issued to the IBT 401(k) plan as described in “Financial Condition – Liquidity and Capital Resources”. The 2010 charge represents the compensation expense recognized for the March 1, 2010 Second Union Employee Option Plan that provided options in exchange for wage reductions.

Operating expenses and supplies were $131.8 million higher due mostly to increases in fuel costs associated with higher diesel prices and greater volumes in 2011 compared to 2010. The increase was also impacted by an increase in fleet and facility maintenance costs and an increase in bad debt expense of $7.7 million in 2011 compared to 2010, which is primarily due to higher volumes and favorable development in 2010 of receivables collectability assumptions due to improvements in revenue management processes.

During the fourth quarter of 2011, we changed our accounting policy for tires. Prior to the change, the cost of original and replacement tires mounted on new and existing equipment was reported in revenue equipment and amortized based on estimated usage. Under the new policy, the cost of replacement tires are expensed at the time those tires are placed into service, as is the case with other repairs and maintenance costs. The cost of tires on new revenue equipment will be capitalized and depreciated over the estimated useful life of the related equipment. We believe that this new policy is preferable under the circumstances because it provides a more precise and less subjective method for recognizing expenses related to tires that is consistent with industry practice. Under FASB ASC Topic 250, “Accounting Changes and Error Corrections,” we are required to report a change in accounting policy by retrospectively applying the new policy to all prior periods presented. Accordingly, we have adjusted the previously reported financial information for all periods presented. The effect of this accounting change decreased operating loss by $3.3 million during 2011 and increased operating loss by $2.7 million in 2010.

The increase in purchased transportation during 2011 versus 2010 of $39.9 million resulted primarily from increased volumes and increased fuel costs associated with higher diesel prices. Rail costs increased 30.9% due to increased volumes and fuel surcharges compared to the prior year period while other purchased transportation costs decreased 7.9% due primarily to reduced use of linehaul services from our former Truckload segment as we shifted most of the linehaul miles to YRC Freight employees and equipment.

Other operating expenses for 2011 increased by $6.0 million as a result of higher cargo claims expense of $11.6 million due to increased volume and unfavorable claim development compared to 2010. General liability claims expense decreased by $5.2 million due to reduced severity of claims.

The prior year included an impairment charge of $3.3 million related to a reduction in fair value of the Reimer trade name, primarily due to a decline in expected future revenue. Gains on property disposals of $10.5 million in 2011 compared to a loss of $0.5 million in 2010.

2010 compared to 2009

YRC Freight revenue decreased $604.5 million or 17.3% during the year ended December 31, 2010 versus the same period in 2009. The decline in operating revenue was largely driven by a 19.5% decline in total picked up tonnage partially offset by a 2.7% increase in revenue per hundred weight resulting mostly from higher fuel surcharge revenue, which was driven by higher diesel prices in 2010 as compared to the same period in 2009. The decline in picked up tonnage per day was made up of an 18.8% decline in shipments per day and a 0.9% decline in weight per shipment. The decline in shipments and tonnage resulted from the diversion of freight by customers to other carriers resulting in market share loss. We believe that customers diverted freight during 2009 due to uncertainty around our financial stability and the March 2009 integration of our former Yellow Transportation and Roadway networks. That market share loss accelerated throughout the fourth quarter of 2009 due to customer concerns surrounding the Company’s bond exchange. Once the debt exchange was finalized on December 31, 2009, our industry was hampered by severe winter weather in January and February 2010. Our volumes improved sequentially quarter over quarter during the second and third quarters of 2010, with a more normal seasonal decline in the fourth quarter as we began to secure additional business from existing and new customers.

Operating loss for YRC Freight decreased $564.1 million in 2010 compared to 2009. Revenue decreased $604.5 million in 2010 compared to 2009 while operating expenses decreased $1,168.6 million. The expense declines consisted primarily of lower salaries, wages and benefits of $808.5 million, lower operating expenses & supplies of $211.6 million or 22.3%, lower purchased transportation costs of $66.1 million or 13.9%, and lower other operating expenses of $54.3 million or 24.8%.

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

Operating expenses and supplies were $230.5 million lower due mostly to decreases in facility and fleet operating and maintenance costs due to reduced facilities, fleet downsizing, and lower volumes. The decline was also impacted by a decrease in bad debt expense of $43.3 million in 2010 compared to 2009 and is reflective of improvements in our revenue management processes and fewer bankruptcies in our customer base.

As noted above, we changed our accounting policy for tires during the fourth quarter of 2011. We have adjusted the previously reported financial information for all periods presented. The effect of this accounting change increased operating loss by $2.7 million and $8.4 million in 2010 and 2009, respectively.

The decline in purchased transportation of $66.1 million during 2010 versus 2009 resulted primarily from lower volumes yet did not keep pace with the volume decline as the unit costs of the services, including fuel surcharge costs, increased. Rail costs decreased 7.0% due to lower volumes compared to the same period in 2009 while other purchased transportation costs decreased 18.9%.

Other operating expenses decreased $54.3 million mostly due to lower operating taxes and licenses of $28.3 million primarily due to lower fuel taxes reflective of lower miles driven, lower cargo claims expense of $26.1 million due to fewer shipments and improved claims experience. In addition depreciation was lower by $27.2 million due to reduced facilities and fleet downsizing, partially offset by an impairment charge of $3.3 million related to a reduction in fair value of the Reimer tradename, primarily due to a decline in future revenue assumptions. The net loss on disposal of property was $0.5 million in 2010 compared to a gain of $14.2 million during 2009. Increased net loss was the result of higher write downs year over year related to the fair market value of our revenue equipment and facilities held for sale.

Regional Transportation Results

Regional Transportation represented approximately 32%, 31% and 27% of our consolidated revenue in 2011, 2010 and 2009, respectively.

The table below provides summary financial information for Regional Transportation for the three years ended December 31:

				Percent Change
(in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Operating revenue	$1,554.2	$1,353.9	$1,322.6	14.8%		2.4%
Operating income (loss)	32.9	3.1	(126.7)	n/m	(b)	n/m	(b)
Operating ratio(a)	97.9%	99.8%	109.6%	1.9pp	(c)	9.8pp

(a)

Operating ratio is calculated as (i) 100 percent (ii) minus the result of dividing operating income by operating revenue or (iii) plus the result of dividing operating loss by operating revenue, and expressed as a percentage.

(b)	Not meaningful.
(c)	Percentage points.

2011 compared to 2010

Regional Transportation reported operating revenue of $1,554.2 million for 2011, representing an increase of $200.3 million, or 14.8% from 2010. The two primary components of operating revenue are volume, comprised of the number of shipments and weight per shipment, and price or yield, usually evaluated on a per hundred weight basis. Total weight per day was up 8.4%, representing a 5.0% increase in total shipments per day and a 3.2% higher total weight per shipment compared to 2010. Our volume increases are primarily attributed to a moderately improving economic environment and stabilization of our customer base. A meaningful portion of our regional footprint is concentrated in the Upper Midwest where the recovery in the manufacturing sector has provided particular strong growth.

Total revenue per hundredweight increased 5.5% in 2011 as compared to 2010, due to higher fuel surcharge revenue associated with higher diesel fuel prices and a more disciplined industry pricing market partially offset by the impact of a slightly higher mix of contractual business which generally has a lower yield.

Operating income for Regional Transportation was $32.9 million for 2011, an improvement of $29.8 million from 2010, consisting of a $200.3 million increase in revenue offset by a $170.5 million increase in operating expenses. Expense increases incurred for salaries, wages and employees’ benefits (including equity based compensation expense) of $58.2 million or 6.9%, operating expenses and supplies of $96.5 million or 31.4%, purchased transportation of $15.1 million or 24.5% and other operating expenses of $11.0 million or 15.1%.

Salaries, wages and employees’ benefits expense (including equity based compensation expense) increased $58.2 million due primarily to higher shipment related wages in the current year due to greater volumes, contractual wage increases and the resumption of multi-employer pension contributions in June 2011. Additionally, 2011 expense included non-cash equity based compensation of $4.6 million due to Series B Preferred Stock that was issued to the IBT 401(k) plan in connection with the restructuring that was completed in July 2011. In 2010, we incurred a charge of $6.1 million related to the Second Union Employee Option Plan granted on March 1, 2010 that provided options in exchange for wage reductions.

Operating expenses and supplies increased $96.5 million reflecting a 45.1% increase in fuel costs (due to higher fuel prices and volumes) and a 17.8% increase in costs other than fuel. Costs were higher in the areas of equipment maintenance, driver expenses, tolls and bad debt expense as a result of increased business volumes. Purchased transportation increased $15.1 million due mostly to increased business volumes and the impact of higher fuel prices.

Other operating expenses increased $11.0 million mainly due to a higher provision for general liability claims due to unfavorable claim development factors as well as increased volume. Additionally, fuel taxes and cargo claims costs were higher primarily due to increased business volumes.

Gains on property disposals were $2.7 million in 2011 compared to a loss of $3.6 million in 2010. The 2010 operating income also included an impairment charge of $2.0 million related to a reduction in fair value of the New Penn trade name, primarily due to a decline in expected future revenue.

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

Operating income for Regional Transportation was $3.1 million for 2010, an improvement of $129.8 million from 2009, consisting of a $31.3 million increase in revenue and a $98.5 million reduction in operating expenses. Regional Transportation has benefited from our comprehensive recovery plan, including cost reduction initiatives as described below. Operating expense decreases were comprised of salaries, wages and benefits of $102.9 million or 10.9%, depreciation and amortization of $2.6 million or 3.9%, and other operating expenses of $12.0 million or 14.1%. Operating expense increases included operating expenses and supplies of $12.6 million or 4.3% and purchased transportation of $2.8 million or 4.8%.

Salaries, wages and benefits expense decreased $102.9 million as a result of lower employee levels, an additional 5% wage reduction for most union employees which became effective August 2009, and decreased workers’ compensation expense due to improved claim frequency. In addition to volume decreases, a further reduction in benefits expense resulted from the temporary cessation of pension contributions to a majority of our multi-employer union pension funds beginning in the second half of 2009 and continuing throughout 2010.

Operating expenses and supplies increased $12.6 million due to higher volumes and due to a 32.3% increase in fuel costs (primarily due to higher diesel fuel prices) offset by a 13.9% reduction in costs other than fuel. Costs were lower in the areas of facility maintenance, travel, driver expenses and bad debt expense as a result of effective cost management, terminal closures and fewer bankruptcies in our customer base. Purchased transportation was 4.8% higher due to increased volumes relating to certain lines of business which utilize a higher percentage of purchased transportation. Other operating expenses were lower by $12.0 million mainly due to a much lower provision for general liability claims due to favorable claims development. Additionally, fuel taxes, licenses and cargo claims costs were lower primarily due to effective cost management.

Net losses on property disposals were $3.6 million in 2010 compared to $2.0 million in 2009 as a result of higher write downs year over year related to the fair market value of our revenue equipment and facilities held for sale. The 2010 operating loss also included an impairment charge of $2.0 million related to a reduction in fair value of the New Penn tradename, primarily due to a decline in future revenue assumptions.

Truckload Results

Truckload represented approximately 2%, 2% and 1% of our consolidated revenue in 2011, 2010 and 2009, respectively. On December 15, 2011, we completed the sale of the majority of the assets of Glen Moore to a third party and concluded its operations. We recognized a loss on the sale of these assets of approximately $4.6 million. The table below provides summary financial information for Truckload for the three years ended December 31:

				Percent Change
(in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Operating revenue	$98.9	$109.6	$112.4	(9.8%)		(2.5%)
Operating loss	(18.9)	(10.2)	(8.7)	(85.3%)		(17.2%)
Operating ratio (a)	119.1%	109.3%	107.7%	(9.8pp	)(b)	(1.6pp )

(a)	Operating ratio is calculated as (i) 100 percent (ii) plus the result of dividing operating loss by operating revenue and expressed as a percentage.
(b)	Percentage points.

2011 compared to 2010

Truckload reported operating revenue of $98.9 million for 2011, representing a decrease of $10.7 million or 9.8% from 2010. The two primary components of truckload operating revenue are volume, comprised of the miles driven, and price, usually evaluated on a revenue per mile basis.

Operating loss for Truckload was $18.9 million for 2011, an increase of $8.7 million from 2010, consisting of a $10.7 million decline in revenue offset by a $2.0 million decrease in operating expenses. Expense decreases were primarily related to lower salaries, wages and related benefits costs as a result of lower employee levels and lower shipping volumes, lower vehicle maintenance costs and a lower provision for general liability claims due to lower shipping volumes. Expense increases were primarily in the area of fuel costs as a result of higher diesel prices.

2010 compared to 2009

Truckload reported operating revenue of $109.6 million for 2010, representing a decrease of $2.8 million or 2.5% from 2009. Total miles driven per day were down 7.9% in 2010 compared to 2009 due primarily to lower business volume related to the phase out of services provided to YRC Freight which more than offset the increased revenues from third party customers. However, revenue per mile was up 5.7%, due primarily to higher fuel surcharge revenue associated with higher diesel fuel prices.

Operating loss for Truckload was $10.2 million for 2010, an increase of $1.5 million from 2009, consisting of a $2.8 million decline in revenue offset by a $1.3 million decrease in operating expenses. Decreased operating expenses were primarily related to lower salaries, wages, and related benefits costs as a result of lower employee levels offset by operating expense increases due to increases in fuel costs (higher diesel prices), vehicle maintenance costs, and a higher provision for general liability claims due to unfavorable claims development.

Discontinued Operations—YRC Logistics Results

On August 13, 2010, we completed the initial closing of the transaction contemplated by the Equity Interest Purchase Agreement dated June 25, 2010, whereby the majority of YRC Logistics was sold to CEG Holdings, Inc. (now known as MIQ Holdings). In addition, certain other operations included in the YRC Logistics segment ceased during the quarter ended June 30, 2010. As a result, the YRC Logistics segment has been reported as discontinued operations for all periods presented. See Note 4 to our consolidated financial statements for further discussion. The table below provides summary financial information for YRC Logistics for the period through the date of sale in 2010 and the year December 31, 2009:

			Percent Change
(in millions)	2010	2009	2010 vs. 2009
Operating revenue	$194.2	$411.8	(52.8%)
Net income (loss) from discontinued operations	(23.1)	12.2	n/m	(a)

(a)	Not meaningful.

Certain Non-GAAP financial measures

Our adjusted EBITDA improved to $159.2 million for the year ended December 31, 2011 from $90.3 million for the year ended December 31, 2010. We have included the reconciliation of consolidated operating loss to consolidated adjusted EBITDA and provided the adjusted EBITDA amounts by segment below.

Adjusted operating income (loss) is a non-GAAP measure that reflects the Company’s operating income (loss) before letter of credit fees, certain union employee equity-based compensation expense, net gains or losses on property disposals, and certain other items including restructuring professional fees and results of permitted dispositions. Adjusted EBITDA is a non-GAAP measure that reflects the Company’s earnings before interest, taxes, depreciation, and amortization expense, and further adjusted for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees and results of permitted dispositions and discontinued operations as defined in the Company’s credit facilities. Adjusted EBITDA and adjusted operating income (loss) are used for internal management purposes as a financial measure that reflects the Company’s core operating performance. In addition, management uses adjusted EBITDA to measure compliance with financial covenants in the Company’s credit facilities. Free cash flow (deficit) and adjusted free cash flow (deficit) are non-GAAP measures that reflect the Company’s operating cash flow minus gross capital expenditures and operating cash flow minus gross capital expenditures, excluding the restructuring costs included in operating cash flow, respectively. However, these financial measures should not be construed as a better measurement than operating income, operating cash flow or earnings (loss) per share, as defined by generally accepted accounting principles.

Adjusted operating income (loss), adjusted EBITDA, free cash flow (deficit) and adjusted free cash flow (deficit) have the following limitations:

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

•

Adjusted free cash flow (deficit) excludes the cash usage by the Company’s restructuring activities, debt issuance costs, equity issuance costs and principal payments on our outstanding debt and the resulting reduction in the Company’s liquidity position from those cash outflows; and

•	Other companies in our industry may calculate adjusted operating income (loss), adjusted EBITDA and adjusted free cash flow differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, adjusted operating income (loss), adjusted EBITDA, free cash flow (deficit) and adjusted free cash flow (deficit) should not be considered a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using adjusted operating income (loss), adjusted EBITDA, free cash flow (deficit) and adjusted free cash flow (deficit) as a secondary measure.

Our consolidated adjusted operating ratio of 101.0% for the year ended December 31, 2011 improved 1.9 percentage points compared to the same period in 2010.

Adjusted operating ratio is calculated as (i) 100 percent (ii) minus the result of dividing adjusted operating income by operating revenue or (iii) plus the result of dividing adjusted operating loss by operating revenue, and expressed as a percentage.

Consolidated Adjusted EBITDA

The reconciliation of operating loss to adjusted operating loss and adjusted EBITDA, including adjusted operating ratio for the years ended December 31 is as follows:

(in millions)	2011	2010
Operating revenue	$4,868.8	$4,334.6
Adjusted operating ratio (a)	101.0%	102.9%
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(138.2)	$(227.8)
(Gains) losses on property disposals, net	(8.2)	4.3
Impairment charges	—	5.3
Union equity awards	14.9	25.0
Letter of credit expense	35.2	33.3
Restructuring professional fees included in operating loss	42.1	34.0
Permitted dispositions and other	6.2	—

Adjusted operating loss	(48.0)	(125.9)
Depreciation and amortization	195.7	201.0
Equity based compensation expense	0.6	6.2
Restructuring professional fees, included in nonoperating income	1.9	1.4
Reimer Finance LP dissolution (foreign exchange)	—	5.5
Other nonoperating expenses (income), net	3.8	1.2
Add: Truckload EBITDA loss (b)	5.2	0.9

Adjusted EBITDA	$159.2	$90.3

(a)	Adjusted operating ratio is calculated as (i) 100 percent (ii) plus the result of dividing adjusted operating loss by operating revenue and expressed as a percentage.
(b)	Due to the sale of the Glen Moore assets in December 2011, we modified our 2010 adjusted EBITDA by the amount of the Truckload EBITDA loss to be comparable to our 2011 calculation.
(c)

Adjusted EBITDA for the years ended December 31, 2011 and 2010 includes $48.7 million and $3.3 million, respectively, of multi-employer pension expense. See Note 8 to our consolidated financial statements for information related to the resumption of multi-employer pension fund contributions.

Consolidated Adjusted Free Cash Flow (Deficit)

The reconciliation of adjusted EBITDA to adjusted free cash flow (deficit) for the years ended December 31, including the reconciliation to Adjusted Free Cash Flow is as follows:

(in millions)	2011	2010
Adjusted EBITDA	$159.2	$90.3
Total restructuring professional fees	(44.0)	(35.4)
Permitted dispositions and other not included in adjusted EBITDA	—	(8.2)
Cash paid for interest	(67.5)	(54.2)
Cash paid for letter of credit fees	(16.7)	—
Working capital cash flows excluding income tax, net	(50.4)	(72.5)

Net cash used in operating activities before income taxes	(19.4)	(80.0)
Cash (paid) received for income taxes, net	(6.5)	80.7

Net cash provided by (used in) operating activities	(25.9)	0.7
Acquisition of property and equipment	(71.6)	(19.2)

Free cash flow (deficit)	(97.5)	(18.5)
Total restructuring professional fees	44.0	35.4

Adjusted free cash flow (deficit)	$(53.5)	$16.9

(a)

See Note 9 to our consolidated financial statements for information related to cash interest and cash letter of credit fee obligations resulting from the July 2011 restructuring and see Note 8 to our consolidated financial statements for information related to the resumption of multi-employer pension fund contributions.

Segment Adjusted EBITDA

The following represents adjusted EBITDA by segment for the years ended December 31:

(in millions)	2011	2010
Adjusted EBITDA by segment:
YRC Freight	$43.7	$(7.4)
Regional Transportation	103.1	85.7
Corporate and other	12.4	12.0

Adjusted EBITDA	$159.2	$90.3

The reconciliation of operating loss, by segment, to adjusted operating loss and adjusted EBITDA, including adjusted operating ratio for the years ended December 31 is as follows:

YRC Freight segment (in millions)	2011	2010
Operating revenue	$3,203.0	$2,884.8
Adjusted operating ratio (a)	101.9%	104.2%
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(88.5)	$(170.3)
(Gains) losses on property disposals, net	(10.5)	0.5
Impairment charges	—	3.3
Union equity awards	10.3	18.8
Letter of credit expense	28.1	25.8

Adjusted operating loss	(60.6)	(121.9)
Depreciation and amortization	102.9	108.0
Reimer Finance LP dissolution (foreign exchange)	—	5.5
Other nonoperating expenses (income), net	1.4	1.0

Adjusted EBITDA	$43.7	$(7.4)

(a)	Adjusted operating ratio is calculated as (i) 100 percent (ii) plus the result of dividing adjusted operating loss by operating revenue and expressed as a percentage.

Regional segment (in millions)	2011	2010
Operating revenue	$1,554.3	$1,353.9
Adjusted operating ratio (a)	97.3%	98.4%
Reconciliation of operating income to adjusted EBITDA:
Operating income	$32.9	$3.1
(Gains) losses on property disposals, net	(2.7)	3.6
Impairment charges	—	2.0
Union equity awards	4.6	6.1
Letter of credit expense	6.6	6.9

Adjusted operating income	41.4	21.7
Depreciation and amortization	61.6	63.6
Other nonoperating expenses (income), net	0.1	0.4

Adjusted EBITDA	$103.1	$85.7

(a)	Adjusted operating ratio, as adjusted, is calculated as (i) 100 percent (ii) minus the result of dividing adjusted operating income by operating and expressed as a percentage.

Truckload segment (in millions)	2011	2010
Operating revenue	$98.9	$109.6
Adjusted operating ratio (a)	113.2%	108.8%
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(18.9)	$(10.1)
(Gains) losses on property disposals, net	5.6	—
Union equity awards	—	0.1
Letter of credit expense	0.3	0.3

Adjusted operating loss	(13.0)	(9.7)
Depreciation and amortization	7.9	8.8
Other nonoperating expenses (income), net	(0.1)	—

Adjusted EBITDA	$(5.2)	$(0.9)

(a)	Adjusted operating ratio is calculated as (i) 100 percent (ii) plus the result of dividing adjusted operating loss by operating revenue and expressed as a percentage.

Corporate and other segment (in millions)	2011	2010
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(63.7)	$(50.5)
(Gains) losses on property disposals, net	(0.6)	0.2
Letter of credit expenses	0.2	0.3
Restructuring professional fees	42.1	34.0
Permitted dispositions and other	6.2	—

Adjusted operating loss	(15.9)	(16.0)
Depreciation and amortization	23.3	20.6
Equity based compensation expense	0.6	6.2
Restructuring professional fees, included in nonoperating income	1.9	1.4
Other nonoperating expenses (income), net	2.4	(0.2)

Adjusted EBITDA	$12.4	$12.0

Financial Condition

Liquidity and Capital Resources

The Restructuring

On July 22, 2011, we completed our financial restructuring in order to improve our liquidity position in light of our recent results from operations. The restructuring included the following transactions (collectively referred to herein as the “restructuring”):

•

an exchange offer, whereby we issued to our lenders under our then-existing credit agreement an aggregate of approximately 3.7 million shares of our new Series B Convertible Preferred Stock, which were converted into 4.6 million shares of common stock on a post split basis, and $140.0 million in aggregate principal amount of our new 10% Series A Convertible Senior Secured Notes due 2015 with payment in-kind interest (the “Series A Notes”), in exchange for a $305.0 million reduction of our credit agreement obligations;

•

the issuance and sale for cash to such lenders of $100.0 million in aggregate principal amount of our new 10% Series B Convertible Senior Secured Notes due 2015 with payment in-kind (the “Series B Notes”);

•	the execution of an amended and restated credit agreement, new asset-based loan facility and an amended and restated contribution deferral agreement with certain multiemployer pension funds;

•

the issuance of approximately 1.3 million shares of our Series B Preferred Stock to the Teamster-National 401(k) Savings Plan for the benefit of the Company’s International Brotherhood of Teamsters (“IBT”) employees, which were converted into approximately 1.6 million shares of common stock on a post split basis;

•	the issuance of one share of our new Series A Voting Preferred Stock to the IBT to confer certain board representation rights;

•	the repayment in full and termination of our then-outstanding asset-backed securitization facility (the “ABS facility”) and collateralizing our outstanding letters of credit with cash; and

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

For further details regarding the above transactions, including a description of our credit facilities, amended and restated contribution deferral agreement and convertible notes, see Note 9 to the consolidated financial statements.

Liquidity Position

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our $400 million ABL facility and any prospective net operating cash flows resulting from improvements in operations. As of December 31, 2011, we had cash and cash equivalents and availability under the ABL facility of approximately $276.6 million and the borrowing base under our ABL facility was approximately $360.5 million.

Our principal uses of cash are to fund our operations, including making contributions to our single employer pension plans and the multiemployer pension funds and to meet our other cash obligations, including paying cash interest and principal for our funded debt, letter of credit fees under our credit facilities and funding capital expenditures. For the years ended December 31, 2011, 2010 and 2009, our cash flow from operating activities used net cash of $26.0 million, provided net cash of $0.7 million (inclusive of net tax refunds of $80.8 million) and used net cash of $379.3 million, respectively, and we reported net losses from continuing operations of $354.4 million, $304.7 million, and $631.7 million, respectively. In 2011, our operating revenues increased by $534 million to $4.9 billion as compared to 2010 and our operating loss decreased to $138 million in 2011 from $228 million in 2010.

We improved our liquidity position as a result of the completion of the restructuring in July 2011. Nevertheless, we continue to have a considerable amount of indebtedness, a substantial portion of which will mature in late 2014 or early 2015, and considerable future funding obligations for our single employer pension plans and the multiemployer pension funds. As of December 31, 2011, we had approximately $1.3 billion in aggregate principal amount of outstanding indebtedness, which amount will increase over time as we continue to pay PIK interest on a portion of such indebtedness. We expect that our cash interest, cash principal payments and letter of credit fees for 2012 will be approximately $166.6 million. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to service such indebtedness or pay principal when due in respect of such indebtedness. We expect our funding obligations in 2012 under our single employer pension plans will be approximately $79.7 million. Since resuming participation in June 2011, our contribution obligations for multiemployer plans increased to $48.7 million for 2011 as compared to $3.3 million for 2010 and $267.1 million for 2009. See Note 8 to our consolidated financial statements included elsewhere in this annual report for further information related to contributions to our single employer pension plans and the multiemployer pension funds. In addition, we also have, and will continue to have, substantial operating lease obligations. As of December 31, 2011, our minimum rental expense under operating leases for 2012 was $48.3 million. As of December 31, 2011, our operating lease obligations through 2025 totaled $137.3 million.

Our capital expenditures for the years ended December 31, 2011, 2010 and 2009 were $71.6 million, $19.2 million and $36.3 million. These amounts were principally used to fund replacement engines and trailer refurbishments for our revenue fleet, capitalized maintenance costs for our network facilities and technology infrastructure. In light of our recent operating results and liquidity needs, we have deferred capital expenditures and expect to continue to do so for the foreseeable future, including the next twelve months. As a result, the average age of our fleet has increased and we will need to update our fleet periodically.

Over the last three fiscal years, we have generated a significant amount of liquidity through the sale and leaseback of assets, the disposal of property, assets and business lines, and the deferral of payments of our multi-employer pension contributions and payments of interest and fees under our credit agreement. We generated net proceeds from the sale and leaseback of assets and the disposal of property, assets and business lines of $76.4 million, $166.6 million and $496.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, and had net borrowings of $272.1 million during 2011, net repayments of $53.5 million in 2010 and net borrowings of $83.5 million during 2009, under the Company’s credit facilities which included required mandatory debt repayments.

We deferred payment of $4.4 million and $171.4 million of multi-employer pension contributions during the years ended December 31, 2010 and 2009, respectively, converting that contribution deferral obligation into an interest-bearing debt secured by certain real estate. Net proceeds from the sales of secured real estate were used to pay down the contribution deferral obligation to $140.2 million at December 31, 2011. We also deferred payment of interest and fees under our credit agreement of $43.6 million, $93.2 million and $31.3 million during the years ended December 31, 2011, 2010 and 2009, respectively, and we exchanged $165 million of our credit agreement obligation for equity as part of our July 2011 restructuring.

As previously discussed, the credit facilities require us to comply with certain financial covenants, including maintenance of a maximum total leverage ratio, minimum interest coverage ratio, minimum adjusted EBITDA and maximum capital expenditures. Adjusted EBITDA, as defined our credit facilities, is a measure that reflects the Company’s earnings before interest, taxes, depreciation, and amortization expense, and further adjusted for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring profession fees and results of permitted dispositions and discontinued operations. We were in compliance with each of these covenants as of and for the four quarters ended December 31, 2011.

During the next twelve months, the thresholds required under these financial covenants are subject to significant step-ups, including, for example, a minimum adjusted EBITDA of the following:

•	$160 million for the four quarters ending March 31, 2012 and June 30, 2012,

•	$210 million for the four quarters ending September 30, 2012,

•	$250 million for the four quarters ending December 31, 2012 and

•	$275 million for the four quarters ending March 31, 2013.

Our adjusted EBITDA (as defined in our credit facilities) for the four quarters ended December 31, 2011 was $159.2 million as compared to the covenant requirement of $125 million.

Our current management forecast indicates that our operating results are not expected to improve at a rate sufficient for us to meet these stepped-up minimum covenant thresholds beginning in the second quarter of 2012. In addition, we have a covenant compliance risk prior to the second quarter of 2012. As a result, our operating results would have to improve beyond our current expectations for us to remain in compliance with these more stringent financial covenants. Our operating results are impacted by a number of factors, many of which are outside of our control, and as a result, we cannot provide any assurances that this will be the case. In the event that we fail to meet these financial covenants, we will need to seek an amendment or waiver from our lenders or otherwise we will be in default under our credit facilities, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to collateral. In the event that our lenders under our credit facilities demand payment, we will not have sufficient cash and cash flows from operations to repay such indebtedness. In addition, a default under our credit facilities or the lenders exercising their remedies thereunder would trigger cross-default provisions in our other indebtedness and certain other operating agreements. Our ability to amend our credit facilities or otherwise obtain waivers from our lenders depends on matters that are outside of our control and there can be no assurance that we will be successful in that regard.

We expect that our cash and cash equivalents, improvements in operating results and availability under our credit facilities will be sufficient to allow us to fund our operations, to increase working capital as necessary to support our planned revenue growth and to fund planned capital expenditures for the foreseeable future, including the next twelve months. Our ability to continue as a going concern over the next twelve months is dependent on a number of factors, many of which are outside of our control. These factors include:

•	our operating results, pricing and shipping volumes must continue to improve at a rate significantly better than what we have achieved in our recent financial results;

•

we must continue to comply with covenants and other terms of our credit facilities so as to have access to the borrowings available to us under such credit facilities or otherwise obtain lender approval to modify those covenants;

•	our anticipated cost savings under our labor agreements, including wage reductions and savings due to work rule changes, must continue;

•	we must complete real estate sale transactions as anticipated;

•	we must continue to defer purchases of replacement revenue equipment or secure suitable lease financing arrangements for such replacement revenue equipment;

•	we must continue to implement and realize substantial cost savings measures to match our costs with business levels and to continue to become more efficient;

•

we must continue to carefully manage receipts and disbursements, including amounts and timing, focusing on reducing days sales outstanding for trade receivables and managing days outstanding for trade payables; and

•

we must be able to generate operating cash flows that are sufficient to provide for additional cash requirements for pension contributions to single-employer and multiemployer pension plans, cash interest on debt and for capital expenditures or additional lease payments for new revenue equipment.

There can be no assurance that management will be successful or that such plans will be achieved. We expect to continue to monitor our liquidity, work to alleviate these uncertainties and address our cash needs through a combination of one or more of the following actions:

•	we will continue to aggressively seek additional and return business from customers;

•	we will continue to attempt to reduce our escrow deposits and letter of credit collateral requirements related to our self-insurance programs;

•	if appropriate, we may sell additional equity or pursue other capital market transactions; and

•	we may consider selling additional assets or business lines, which would require lenders’ consent in certain cases.

The Company has experienced recurring net losses from continuing operations and operating cash flow deficits. Our ability to continue as a going concern is dependent on many factors, including among others, improvements in our operating results necessary to comply with our existing debt covenant requirements, or modify our existing debt covenant requirements and achieve the operating results necessary to comply with the modified covenants. These conditions raise significant uncertainty about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the foregoing uncertainties.

Additional risks regarding our liquidity in 2012 are described in Item 1A – Risk Factors in this report.

Forward-Looking Statements in “Liquidity”

Our beliefs regarding liquidity sufficiency are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Forward-looking statements are indicated by words such as “should,” “could,” “may,” “expect,” “believe,” “estimate” and other similar words. Our actual liquidity may differ from our projected liquidity based on a number of factors, including those listed in “Liquidity and Capital Resources—Liquidity Position”.

Cash Flow

Operating Cash Flow

Operating cash flow was a usage of $26.0 million during the year ended December 31, 2011 as compared to $0.7 million net provided during 2010 due to net income tax payments of $6.5 million in 2011 as compared to net refunds of $80.8 million in 2010. Operating cash flows used by our discontinued operations were $23.9 million for the year ended December 31, 2010, with no corresponding amount in 2011. Operating cash flows in both years were also favorably impacted by the deferral of certain fee and interest payments under our debt and financing obligations of $43.6 million and $93.2 million for the year ended December 31, 2011 and 2010, respectively. Absent these deferrals and this conversion, cash used in operating activities would have increased by these same amounts.

Operating cash flows increased $380.0 million during the year ended December 31, 2010 as compared to 2009 largely due to a reduced operating loss, deferred interest and a net income tax refund of $80.8 million. Operating cash flows were also favorably impacted by the deferral of certain fee and interest payments under our debt and financing obligations of $93.2 million and $31.3 million for the year ended December 31, 2010 and 2009, respectively. Operating cash flows also exclude $4.4 million and $171.4 million for the year ended December 31, 2010 and 2009, respectively, of pension expense charges that were converted to long-term debt of which a portion has been paid through asset sale proceeds. Absent these deferrals and this conversion, cash used in operating activities would have increased by these same amounts.

Investing Cash Flow

In 2011, net proceeds from property and equipment decreased by $70.7 million compared to 2010. Gross property and equipment additions for 2011 were $71.6 million versus $19.2 million for 2010 with the increase primarily due to the increased purchase of new revenue equipment of $47.4 million versus $14.8 million in 2010. Proceeds on land and structure sales in 2011 were $49.4 million versus $56.5 million in 2010 as we continued to sell excess properties resulting primarily from our network integration efforts. Additionally during 2011, we sold the assets of Glen Moore to a third party and received proceeds of $18.3 million. See a more detailed discussion of 2011, 2010 and 2009 activity below in “Capital Expenditures”.

In 2010, net proceeds from property and equipment decreased by $30.3 million compared to 2009. Gross property and equipment additions for 2010 were $19.2 million versus $36.3 million for 2009 with the decrease primarily due to a strategic decision to reduce overall capital expenditures. Revenue equipment purchases of $14.8 million were down slightly in 2010 from 2009. Proceeds on land and structure sales in 2010 were $56.5 million versus $102.9 million in 2009 as we sold excess properties resulting primarily from our network integration efforts.

Other than the property and equipment activity discussed above, investing activities in 2010 included $34.3 million of cash proceeds received from the sale of YRC Logistics to CEG Holdings Inc. (now known as MIQ Holdings) and in 2009 included $31.9 million of cash proceeds received from the sale of the Dedicated Fleet division of YRC Logistics to Greatwide Dedicated Transport.

Financing Cash Flow

Net cash provided by financing activities for 2011 was $240.1 million versus cash used by financing activities of $61.5 million for 2010. The 2011 activity is a result of $441.6 million of proceeds from the issuance of long-term debt, offset by $46.7 million in debt repayments and by a $122.8 million pay down on the ABS facility and $30.5 million of debt issuance costs. The $441.6 million of long-term debt issued in 2011 consists of proceeds of $100.0 million from the Series B Notes, $262.3 million from the ABL facility, $70.3 million from credit agreement borrowings and $9.0 million from additional lease financing obligations. The 2010 activity is a result of a $23.5 million pay down on the ABS facility, a $30.0 net repayment of other debt, $18.6 million of debt issuance costs and $17.3 million of equity issuance costs offset by $15.9 million in at the market stock issuance of common stock and $12.0 million of stock issued for the 6% Notes. In 2009, net cash provided by financing activities was $16.7 million. The 2009 activity is a result of an $83.5 million increase in total debt due to the addition of our lease financing obligations and pension deferral obligations, offset by $60.9 million of debt issuance costs related to the modification of our Credit Agreement and $6.0 million of equity issuance costs related to the debt-for-equity exchange we completed in December 2009.

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

The table below summarizes our actual net capital expenditures (proceeds) by type and investments for the years ended December 31:

(in millions)	2011	2010	2009
Revenue equipment, net	$35.4	$(16.1)	$(9.6)
Land, structures and technology, net	(31.2)	(50.4)	(87.2)

Total net capital (proceeds) expenditures	4.2	(66.5)	(96.8)
Disposition of an affiliate	—	(34.3)	(31.9)

Total	$4.2	$(100.8)	$(128.7)

During 2011, we had capital expenditures related to revenue equipment of $47.4 million primarily related to the maintenance of our current fleet. During 2010, we curtailed our overall capital expenditures and continued to downsize our fleet and were able to generate net proceeds from the sale of equipment of $15.7 million. In 2009, as a result of the March 2009 YRC Freight integration, we were able to dispose of a sizeable portion of our older revenue equipment units and generated net proceeds of $8.6 million. This amount includes $16.9 million of capital expenditures for necessary replacement equipment. Proceeds on land sales, primarily excess properties, in 2011 were $49.4 million versus $56.5 million in 2010 and $102.9 million in 2009. Our 2011 technology expenditures increased $6.3 million in 2011versus a 2010 decrease of $5.1 million as we focused our information technology efforts on improvement of our current technology which is not capitalizable. Our 2009 technology expenditures decreased $31.9 million versus 2008 as we changed our information technology efforts from building new tools to data migration related to the YRC Freight integration, the costs of which were expensed.

Our expectation regarding our ability to fund capital expenditures out of existing financing facilities and cash flow is only our forecast regarding this matter. This forecast may be substantially different from actual results. In addition to the factors previously described in “Liquidity and Capital Resources –Liquidity Position”, the introduction to “Part I” and the risk factors listed in “Item 1A” of this report, the following factors could affect levels of capital expenditures: the accuracy of our estimates regarding our spending requirements; changes in our strategic direction; the need to spend additional capital on cost reduction opportunities; the need to replace any unanticipated losses in capital assets and our ability to dispose of excess real estate at our anticipated sales price. In addition, our credit facilities contain provisions that restrict our level of capital expenditures.

Non-union Pension Obligations

We provide defined benefit pension plans for certain employees not covered by collective bargaining agreements. The Yellow Transportation and Roadway qualified plans cover approximately 14,000 employees including those currently receiving benefits and those who have left the Company with deferred benefits. On January 1, 2004, the existing qualified benefit plans were closed to new participants. On July 1, 2008, the benefit accrual for participants was frozen.

The Pension Relief Act of 2010 allowed eligible plan sponsors to extend its amortization period for pension losses. Effective January 2011, we formally elected the “2 plus 7” amortization schedule for the 2009 and 2010 plan years. Based on this election, we intend to make the required minimum plan contributions.

During 2011, our pension expense was $30.9 million and our cash contributions were $30.3 million. Using our current plan assumptions, which include an assumed 7.00% return on assets and a discount rate of 5.23%, we expect to record expense of $27.5 million for the year ended December 31, 2012. Additionally, we expect our cash contributions for all sponsored pension plans to be as follows:

(in millions)	Cash Contributions
2012 Expected	$79.7
2013 Expected	108.4
2014 Expected	115.3
2015 Expected	103.0
2016 Expected	84.2

If future actual asset returns fall short of the 7.00% assumption by 1% per year, total cash contributions would be $12.3 million higher over the next five years. If future actual asset returns exceed the 7.00% assumption by 1% per year, total cash contributions would be $12.5 million lower over the next five years. In addition, if interest rates used to determine funding requirements decrease 100 basis points from January 1, 2012 levels, total cash contributions would be $100.9 million higher over the next five years and if interest rates increase 100 basis points from January 1, 2012 levels, total cash contributions would be $97.5 million lower over the next five years.

The Company’s investment strategy for its pension assets and its related pension contribution funding obligation includes an active interest rate hedging program designed to mitigate the impact of changes in interest rates on each plan’s funded position. If the pension discount rate falls, the Company’s investment strategy is designed to significantly mitigate such interest rate risk to each pension plan’s funded status and the Company’s contribution funding obligation. Conversely, if the pension discount rate rises, some portion of the beneficial impact of a rising discount rate on the pension liability will be foregone. The investment program is dynamic and it is anticipated the hedging program will adapt to market conditions.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of December 31, 2011. Most of these obligations and commitments have been discussed in detail either in the preceding paragraphs or the notes to the financial statements. The tables do not include expected pension funding as disclosed separately in the previous section.

Contractual Cash Obligations

	Payments Due by Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Balance sheet obligations:(a)
ABL borrowings including interest	$41.1	$358.6	$—	$—	$399.7
Long-term debt including interest(b)	36.5	136.6	644.5	—	817.6
Lease financing obligations	40.8	84.5	87.8	139.3	352.4	(c)
Pension deferral obligations including interest	9.8	19.6	142.2	—	171.6
Workers’ compensation, property damage and liability claims obligations	132.8	153.9	76.5	166.3	529.5
Off balance sheet obligations:
Operating leases	48.3	48.1	19.7	21.2	137.3
Letter of credit fees	38.4	76.5	7.6	—	122.5	(d)
Capital expenditures	42.1	—	—	—	42.1

Total contractual obligations	$389.8	$877.8	$978.3	$326.8	$2,572.7

(a)

Total liabilities for unrecognized tax benefits as of December 31, 2011, were $27.1 million and are classified on the Company’s consolidated balance sheet within “Other Current and Accrued Liabilities”.

(b)

Long-term debt maturities are reflected by contractual maturity for all obligations other than the contingent convertible senior notes which have a par value of $1.9 million. These notes are instead presented based on the earliest possible redemption date defined as the first date on which the note holders have the option to require us to purchase their notes at par. At December 31, 2011, these notes are convertible for cash payment of a nominal amount based on an assumed market price of $12.50 per share for our common stock. Should the note holders elect to exercise the conversion options, cash payments would be less than those presented in the table above.

(c)

The $352.4 million of lease financing obligation payments represent interest payments of $269.6 million and principal payments of $82.8 million. The remaining principle obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

(d)

The $122.5 million of letter of credit fees are related to the cash collateral for our standby letter of credit for our outstanding letters of credit on our previous ABS facility, as well as the amended and restated credit agreement outstanding letters of credit.

During the year ended December 31, 2011, we entered into new operating leases for revenue equipment of approximately $14.3 million. We expect in the ordinary course of business that our operating leases will be renewed or replaced as they expire. Our ability to renew or replace these operating leases is dependent upon our credit quality at the time of renewal or replacement. The leases generally provide for fixed and escalating rentals and contingent escalating rentals based on the Consumer Price Index not to exceed certain specified amounts. We record rent expense for our operating leases on a straight-line basis over the base term of the lease agreements. In many cases our subsidiaries enter into leases and a parent guarantee is issued. The maximum amount of undiscounted future payments under the guarantee are the same as the contractual cash obligations disclosed above.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	1-3 years	3-5 years		After 5 years	Total
Unused lines of credit:
ABL Facility	$—	$76.1	$—		$—	$76.1
Letters of credit(b)	—	—	437.0	(a)	—	437.0
Surety bonds	89.1	—	—		—	89.1

Total commercial commitments	$89.1	$76.1	$437.0		$—	$602.2

(a)

Under our credit facilities, we hold in restricted escrow $6.2 million of cash related to the net cash proceeds from certain asset sales. This restricted escrow provides additional cash collateral for our outstanding letters of credit.

(b)	Additionally, we hold in restricted escrow $59.7 million which represents cash collateral for our outstanding letters of credit on our previous ABS facility.

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

In addition, YRC Freight and Regional Transportation recognize revenue on a gross basis because the entities are the primary obligors even when they use other transportation service providers who act on their behalf. YRC Freight and Regional Transportation remain responsible to their customers for complete and proper shipment, including the risk of physical loss or damage of the goods and cargo claims issues. Management believes these policies most accurately reflect revenue as earned. Our revenue-related reserves involve three primary estimates: shipments in transit, rerate reserves and uncollectible accounts.

Shipments in Transit

We assign pricing to bills of lading at the time of shipment based primarily on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. For shipments in transit, YRC Freight and Regional Transportation record revenue based on the percentage of service completed as of the period end and accrue delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. Standard transit days are defined as our published service days between origin zip code and destination zip code. Based on historical cost and engineering studies, certain percentages of revenue are determined to be earned during each stage of the shipment cycle, such as initial pick up, long distance transportation, intermediate transfer and customer delivery. Using standard transit times, we analyze each shipment in transit at a particular period end to determine what stage the shipment is in. We apply that stage’s percentage of revenue earned factor to the rated revenue for that shipment to determine the revenue dollars earned by that shipment in the current period. The total revenue earned is accumulated for all shipments in transit at a particular period end and recorded as operating revenue. Management believes this provides a reasonable estimation of the portion of in transit revenue actually earned.

Rerate Reserves

At various points throughout our customer invoicing process, incorrect ratings (ie. prices) could be identified based on many factors, including weight verifications or updated customer discounts. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. We accrue a reserve for rerating based on historical trends. At December 31, 2011 and 2010, our financial statements included a rerate reserve as a reduction to “Accounts Receivable” of $16.4 million and $19.0 million, respectively.

Uncollectible Accounts

We record an allowance for doubtful accounts primarily based on historical uncollectible amounts. We also take into account known factors surrounding specific customers and overall collection trends. Our process involves performing ongoing credit evaluations of customers, including the market in which they operate and the overall economic conditions. We continually review historical trends and make adjustments to the allowance for doubtful accounts as appropriate. Our allowance for doubtful accounts totaled $12.0 million and $14.5 million as of December 31, 2011 and 2010, respectively.

Claims and Self-Insurance

We are self-insured up to certain limits for workers’ compensation, cargo loss and damage, property damage and liability claims. We measure the liabilities associated with workers’ compensation and property damage and liability claims primarily through actuarial methods performed by an independent third party. Actuarial methods include estimates for the undiscounted liability for claims reported, for claims incurred but not reported and for certain future administrative costs. These estimates are based on historical loss experience and judgments about the present and expected levels of costs per claim and the time required to settle claims. The effect of future inflation for costs is considered in the actuarial analysis. Actual claims may vary from these estimates due to a number of factors, including but not limited to, accident frequency and severity, claims management, changes in healthcare costs and overall economic conditions. We discount the actuarial calculations of claims liabilities for each calendar year to present value based on the average U.S. Treasury rate, during the calendar year of occurrence, for maturities that match the initial expected payout of the liabilities. As of December 31, 2011 and 2010, we had $500.7 million and $515.2 million accrued for claims and insurance, respectively. The claims and insurance liabilities for YRC Logistics, which is included in our discontinued operations, were not assumed by the third party buyer and therefore are still included in our outstanding liabilities.

Pension

Effective July 1, 2008, we froze our qualified and nonqualified defined benefit pension plans for all participating employees not covered by collective bargaining agreements. Given the frozen status of the plans, the key estimates in determining pension cost are return on plan assets and discount rate, each of which are discussed below.

Return on Plan Assets

The assumption for expected return on plan assets represents a long-term assumption of our portfolio performance that can impact our pension expense. With $727.6 million of plan assets for the YRC Worldwide funded pension plans, a 100-basis-point decrease in the assumption for expected rate of return on assets would increase annual pension expense by approximately $6.6 million and would have no effect on the underfunded pension liability reflected on the balance sheet.

We believe our 2012 expected rate of return of 7.0% is appropriate based on our investment portfolio as well as a review of other objective indices. Although plan investments are subject to short-term market volatility, we believe they are well diversified and closely managed. Our asset allocation as of December 31, 2011 consisted of 25% equities, 50% in debt securities, 22% in absolute return investments, and 3% in interest bearing accounts and as of December 31, 2010 consisted of 23% equities, 48% in debt securities, 26% in absolute return investments, and 3% in interest bearing accounts. The 2011 allocation is consistent with the current long-term target asset allocation for the plans which is 25% for equities, 48% for debt securities and 27% for absolute return investments. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately. Refer to our discussion of “Nonunion Pension Obligations” under the “Financial Condition” section for details of actual and anticipated pension charges.

Discount Rate

The discount rate refers to the interest rate used to discount the estimated future benefit payments to their present value, also referred to as the benefit obligation. The discount rate allows us to estimate what it would cost to settle the pension obligations as of the measurement date, December 31, and impacts the following year’s pension cost. We determine the discount rate by selecting a portfolio of high quality noncallable bonds with interest payments and maturities generally consistent with our expected benefit payments.

Although the discount rate used requires little judgment, changes in the discount rate can significantly impact our pension cost. For example, a 100-basis-point decrease in our discount rate would increase our underfunded pension liability reflected in shareholders’ equity by approximately $142.3 million, net of tax. That same change would have a smaller impact on our annual pension expense, which would increase by approximately $0.4 million. Changes in the discount rate used for financial reporting do not have a direct impact on cash funding requirements. The discount rate can fluctuate considerably over periods depending on overall economic conditions that impact long-term corporate bond yields. At December 31, 2011 and 2010, we used a discount rate to determine benefit obligations of 5.23% and 5.79%, respectively.

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

As of year end 2011, the pension plans have net losses of $350.3 million and a projected benefit obligation of $1,165.3 million. The average remaining life expectancy of plan participants is approximately 27 years. For 2012, we expect to amortize approximately $11.0 million of the net loss. The comparable amortization amounts for 2011 and 2010 were $9.4 million and $5.9 million, respectively.

Multi-Employer Pension Plans

YRC Freight, New Penn, Holland and Reddaway contribute to approximately 36 separate multi-employer pension plans for employees that our collective bargaining agreements cover (approximately 76% of total YRC Worldwide employees). The pension plans provide defined benefits to retired participants.

We do not directly manage multi-employer plans. Trustees, half of whom the respective union appoints and half of whom various contributing employers appoint, manage the trusts covering these plans.

Our collective bargaining agreements with the unions determine the amount of our contributions to these plans. We recognize as net pension expense the contractually required contribution for the respective period and recognize as a liability any contributions due and unpaid.

During the first quarter of 2009 through the third quarter of 2009, we deferred payment of certain of our contributions to multi-employer pension funds. These deferred payments have been expensed and the liability recorded as either debt or deferred contribution obligations. From the third quarter of 2009 through May 2011, our obligations to make certain multi-employer pension contributions under certain of our collective bargaining agreements were temporarily ceased, so no expense was required to be recognized for this period.

Effective June, 2011 our contribution obligations to the plans resumed at 25% of the rate in effect in July, 2009. The Western Conference of Teamsters Pension Plan policies precluded the Company from reentering the plan. The failure to reenter did not constitute a withdrawal subject to certain conditions as outlined in Note 9 to our consolidated financial statements. Contribution obligations related to the employees previously covered by this plan are now being made to the Teamsters National 401(k) Plan.

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

we could be required to make additional contributions to the pension plan. If any of our multi-employer pension plans enters critical status and our contributions are not sufficient to satisfy any rehabilitation plan schedule, the Pension Protection Act could require us to make additional contributions to the multi-employer pension plan from five to ten percent of the contributions that our collective bargaining agreements requires until the agreement expires.

If we fail to make our required contributions to a multi-employer plan under a funding improvement or rehabilitation plan or if the benchmarks that an applicable funding improvement plan provides are not met by the end of a prescribed period, the IRS could impose an excise tax on us with respect to the plan. Such an excise tax would then be assessed to the plan’s contributing employers, including the Company. These excise taxes are not contributed to the deficient funds, but rather are deposited in the United States general treasury funds. The Company does not believe that the temporary cessation of certain of its contributions to applicable multi-employer pension funds from the third quarter of 2009 through May 2011 will give rise to these excise taxes as we believe these contributions were not required for that period.

Depending on the amount involved, a requirement to increase contributions beyond our contractually agreed rate or the imposition of an excise tax on us could have a material adverse impact on the business, financial condition, liquidity, and results of operations of YRC Worldwide.

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

The Pension Protection Act provides that certain plans with a funded percentage of less than 65%, or that fail other tests, will be deemed to be in critical status. Plans in critical status must create a rehabilitation plan to exit critical status within periods that the Pension Protection Act prescribes. We believe that based on information obtained from public filings and from plan administrators and trustees, many of the multi-employer pension plans in which we participate, including The Central States Southeast and Southwest Areas Pension Plan and Road Carriers Local 707 Pension Fund, are in critical status. If the funding of the multi-employer pension plans does not reach certain goals (including those required not to enter endangered or critical status or those required by a plans funding improvement or rehabilitation plan), our pension expenses could further increase upon the expiration of our collective bargaining agreements.

We believe that based on information obtained from public filings and from plan administrators and trustees, our portion of the contingent liability in the case of a full withdrawal or termination from all of the multi-employer pension plans would be an estimated $9 billion on a pre-tax basis. Our applicable subsidiaries have no current intention of taking any action that would subject us to payment of material withdrawal obligations.

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

During the fourth quarter of 2011 we revised the accounting for tires in our YRC Freight segment. Prior to the change, the cost of original and replacement tires mounted on new and existing equipment was capitalized as a revenue equipment asset and amortized to operating expense based on estimated mileage-based usage. Under the new policy, the cost of replacement tires are expensed at the time those tires are placed into service, as is the case with other repairs and maintenance costs. The cost of tires on newly acquired revenue equipment is capitalized and depreciated over the estimated useful life of the related equipment. We believe that this new policy is preferable under the circumstances because it provides a more precise and less subjective method for recognizing expense related to replacement tires that is consistent with industry practice. The effect of this accounting policy change increased net loss by $3.3 million and $3.6 million in 2011 and 2010, respectively, and decreased net loss by $2.5 million in 2009. The accounting policy change also affected our consolidated balance sheets in the periods presented by increasing reported amounts for revenue equipment and reducing amounts for accumulated deficit.

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

Accounting for Income Taxes

We use the asset and liability method to reflect income taxes on our financial statements. We recognize deferred tax assets and liabilities by applying enacted tax rates to the differences between the carrying value of existing assets and liabilities and their respective tax basis and to loss carryforwards. Realizable tax credit carryforwards are recorded as deferred tax assets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change occurs. We assess the validity of deferred tax assets and loss and tax credit carryforwards and provide valuation allowances when we determine, based on the weight of evidence, it is more likely than not that such assets, losses, or credits will not be realized. Changes in valuation allowances are included in our tax provision or in equity if directly related to other comprehensive income (loss) in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. We have not recognized deferred taxes relative to foreign subsidiaries’ earnings that are deemed to be permanently reinvested. Any related taxes associated with such earnings are not material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Position

We have exposure to a variety of market risks, including the effects of interest rates, foreign exchange rates and fuel prices.

Risk from Interest Rates

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we utilize both fixed rate and variable rate financial instruments with varying maturities. At December 31, 2011, we had approximately 34% of our outstanding debt at fixed rates. If interest rates for our variable rate long-term debt had averaged 10% more during the year, our interest expense would have increased, and income before taxes would have decreased by $1.7 million and $1.9 million for the years ended December 31, 2011 and 2010, respectively.

The table below provides information regarding our interest rate risk related to fixed-rate debt as of December 31, 2011. The contingent convertible senior notes are presented based on the earliest possible redemption date defined as the first date on which the note holders have the option to require us to purchase their notes at par. All other facilities are presented based on contractual maturity.

(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Fixed-rate debt	$1.9	$—	$69.4	$384.9	$—	$—	$456.2
Interest rate	3.375-5.0%		6.0%	3.0-18.0%

The fair values of our fixed-rate debt of $308.6 million and $22.4 million as compared to its principal value of $456.2 million and $71.3 million have been calculated based on the quoted market prices where available and conversion prices at December 31, 2011 and 2010, respectively. The market price for the contingent convertible senior notes, included in the preceding amounts, reflects the combination of debt and equity components of the convertible instrument.

Foreign Exchange Rates

Revenue, operating expenses, assets and liabilities of our Canadian, Mexican, and Asian subsidiaries are denominated in local currencies, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not material to our consolidated financial position or results of operations.

Fuel Price Volatility

YRC Freight and Regional Transportation currently have effective fuel surcharge programs in place. As discussed previously, these programs are well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average, national diesel fuel prices and is reset weekly, our exposure to fuel price volatility is significantly reduced. In general, under our present fuel surcharge program, we believe rising fuel costs are beneficial to us, and falling fuel costs are detrimental to us, in the short term.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(in thousands except share and per share data)	December 31, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$200,521	$143,017
Restricted amounts held in escrow	59,680	—
Accounts receivable, less allowances of $11,966 and $14,499	476,793	442,500
Fuel and operating supplies	25,909	16,463
Deferred income taxes, net	31,587	118,273
Prepaid expenses and other	43,469	47,779

Total current assets	837,959	768,032

Property and Equipment:
Land	276,417	317,091
Structures	895,471	962,922
Revenue equipment	1,426,432	1,489,825
Technology equipment and software	267,322	258,871
Other	209,216	210,704

Total cost	3,074,858	3,239,413
Less – accumulated depreciation	(1,738,304)	(1,710,216)

Net property and equipment	1,336,554	1,529,197

Intangibles, net	117,492	139,525
Restricted amounts held in escrow	96,251	—
Other assets	97,584	134,802

Total assets	$2,485,840	$2,571,556

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$151,922	$147,112
Wages, vacations and employees’ benefits	210,409	196,486
Claims and insurance accruals	178,002	176,631
Other current and accrued liabilities	125,944	275,595
Current maturities of long-term debt	9,459	222,873

Total current liabilities	675,736	1,018,697

Other Liabilities:
Long-term debt, less current portion	1,345,201	837,262
Deferred income taxes, net	31,687	118,624
Pension and postretirement	440,265	447,928
Claims and other liabilities	351,563	360,439
Commitments and Contingencies
Shareholders’ Deficit:
Cumulative Preferred stock, $1.00 par value per share – authorized 5,000,000 shares
Series A Preferred stock, shares issued 1 and 0, liquidation preference $1 and $0	—	—
Series B Preferred stock, shares issued 0 and 0, liquidation preference $0 and $0	—	—
Common stock, $0.01 par value per share – authorized 33,333,333 and 266,667 shares, issued 6,847,000 and 159,000 shares	68	2
Capital surplus	1,902,957	1,643,752
Accumulated deficit	(1,930,202)	(1,520,891)
Accumulated other comprehensive loss, net of taxes	(234,100)	(239,626)
Treasury stock, at cost (410 shares)	(92,737)	(92,737)

Total YRC Worldwide Inc. shareholders’ deficit	(354,014)	(209,500)

Non-controlling interest	(4,598)	(1,894)
Total shareholders’ deficit	(358,612)	(211,394)

Total liabilities and shareholders’ deficit	$2,485,840	$2,571,556

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands except per share data)	2011	2010	2009
Operating Revenue	$4,868,844	$4,334,640	$4,871,025

Operating Expenses:
Salaries, wages and employees’ benefits	2,798,192	2,671,468	3,561,069
Equity based compensation expense	15,510	31,205	31,290
Operating expenses and supplies	1,194,543	945,310	1,130,090
Purchased transportation	535,386	455,800	486,429
Depreciation and amortization	195,666	200,977	245,827
Other operating expenses	276,030	248,142	310,448
(Gains) losses on property disposals, net	(8,246)	4,306	(12,108)
Impairment charges	—	5,281	—

Total operating expenses	5,007,081	4,562,489	5,753,045

Operating loss	(138,237)	(227,849)	(882,020)

Nonoperating (Income) Expenses:
Interest expense	156,106	159,192	161,570
Equity investment impairment	—	12,338	30,374
Fair value adjustment of derivative liabilities	79,221	—	—
(Gain) loss on debt extinguishment	(25,794)	5,947	—
Gain on debt redemption, net	—	—	(193,872)
Interest income	(435)	(321)	(719)
Restructuring transaction costs	17,783	—	—
Other, net	(3,249)	(4,116)	9,209

Nonoperating expenses, net	223,632	173,040	6,562

Loss from Continuing Operations Before Income Taxes	(361,869)	(400,889)	(888,582)
Income Tax Benefit	(7,452)	(96,203)	(256,876)

Net Loss from Continuing Operations	(354,417)	(304,686)	(631,706)
Net Income (Loss) from Discontinued Operations, net of tax	—	(23,084)	12,235

Net Loss	(354,417)	(327,770)	(619,471)
Less: Net Loss Attributable to Non-Controlling Interest	(3,154)	(1,963)	—

Net Loss Attributable to YRC Worldwide Inc.	$(351,263)	$(325,807)	$(619,471)

Amortization of beneficial conversion feature on preferred stock	(58,048)	—	—

Net Loss Attributable to Common Shareholders	$(409,311)	$(325,807)	$(619,471)

Weighted Average Common Shares Outstanding – Basic and Diluted	2,087	132	8

Basic and Diluted Loss Per Share
Loss from continuing operations attributable to YRC Worldwide Inc.	$(196.12)	$(2,293.30)	$(79,519.96)
Income (Loss) from discontinued operations	—	(174.87)	1,540.16

Net loss Per Share	$(196.12)	$(2,468.17)	$(77,979.80)

Amounts Attributable to YRC Worldwide Inc. Common Shareholders
Loss from continuing operations, net of tax	$(409,311)	$(302,723)	$(631,706)
Income (Loss) from discontinued operations, net of tax	—	(23,084)	12,235

Net loss	$(409,311)	$(325,807)	$(619,471)

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands)	2011	2010	2009
Operating Activities:
Net loss	$(354,417)	$(327,770)	$(619,471)
Noncash items included in net loss:
Depreciation and amortization	195,666	205,930	259,391
Fair value adjustment of derivative liability	79,221	—	—
(Gain) loss on extinguishment of debt	(25,794)	5,947	—
Amortization of deferred debt costs	23,761	46,182	29,120
Equity based compensation expense	15,510	31,205	31,290
Paid-in-kind interest on Series A Notes and Series B Notes	13,099	—	—
(Gains) losses on property disposals, net	(8,246)	5,706	(11,911)
Deferred income tax benefit, net	(167)	(64,163)	(196,041)
Equity investment impairment	—	12,338	30,374
Impairment charges	—	5,281	—
Gains on debt redemptions, net	—	—	(193,872)
Other noncash items	(3,714)	(3,105)	9,659
Restructuring transaction costs	17,783	—	—
Changes in assets and liabilities, net:
Accounts receivable	(36,288)	4,859	312,024
Accounts payable	4,987	(15,793)	(141,053)
Other operating assets	(5,208)	46,806	20,821
Other operating liabilities	57,839	47,264	90,350

Net cash provided by (used in) operating activities	(25,968)	687	(379,319)

Investing Activities:
Acquisition of property and equipment	(71,628)	(19,150)	(36,270)
Proceeds from disposal of property and equipment	67,461	85,669	133,061
(Deposits into) withdrawals from restricted escrow, net	(155,931)	—	—
Disposition of affiliate, net of cash sold	—	34,290	31,948
Other, net	3,462	5,223	6,363

Net cash provided by (used in) investing activities	(156,636)	106,032	135,102

Financing Activities:
Asset backed securitization payments, net	(122,788)	(23,497)	(715)
Issuance of long-term debt	441,602	230,258	331,542
Repayment of long-term debt	(46,687)	(260,214)	(247,285)
Debt issuance costs	(30,472)	(18,614)	(60,853)
Equity issuance costs	(1,547)	(17,323)	(6,033)
Equity issuance proceeds	—	15,906	—
Stock issued in connection with the 6% Notes	—	11,994	—

Net cash provided by (used in) financing activities	240,108	(61,490)	16,656

Net Increase (Decrease) In Cash and Cash Equivalents	57,504	45,229	(227,561)

Cash and Cash Equivalents, Beginning of Year	143,017	97,788	325,349

Cash and Cash Equivalents, End of Year	$200,521	$143,017	$97,788

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands)	2011	2010	2009
Supplemental Cash Flow Information:
Income tax refund (payments), net	$(6,475)	$80,768	$(35,885)
Interest paid	(67,486)	(54,183)	(72,823)
Interest deferred	43,600	88,174	21,264
Pension contribution deferral transferred to debt	—	4,361	171,351
Lease financing transactions	8,985	46,564	331,492
Interest paid in stock for the 6% Notes	2,082	2,007	—
Debt issuance costs paid in stock	—	3,027	—
Deferred interest and fees converted to equity	43,164	—	—
Debt redeemed for equity consideration	8,711	—	463,063

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY (DEFICIT)

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands except share data)	2011	2010	2009
Preferred Stock
Beginning balance	$—	$4,346	$—
Issuance of equity in exchange for debt	5,000	—	4,346
Conversion of preferred shares to common shares	(5,000)	(4,346)	—

Ending balance	—	—	4,346

Common Stock
Beginning balance	2	—	—
Issuance of equity in exchange for debt	4	—	—
Conversion of preferred shares to common shares	62	2	—

Ending balance	68	2	—

Capital Surplus
Beginning balance	1,643,752	1,577,340	1,301,999
Conversion of preferred shares to common shares	57,986	4,344	—
Conversion feature embedded in the Series A Notes	26,526	—	—
Conversion feature embedded in the Series B Notes	106,793	—	—
Issuance of equity upon conversion of Series B Notes	8,707	—	—
Beneficial conversion feature on preferred stock	58,048	—	—
Shares issued in connection with ABS amendment	—	3,027	—
At the market issuances of common stock (net of transaction costs)	—	15,388	—
Beneficial conversion feature of the 6% Notes	—	3,341	—
Stock issued in connection with the 6% Notes	—	11,993	—
Interest paid in stock for the 6% Notes	2,082	2,007	—
Issuance of equity in exchange for debt and interest (net of transaction costs)	—	(1,999)	246,792
Equity issuance costs	(1,548)	—	—
Equity based compensation	611	28,311	28,013
Other, net	—	—	536

Ending balance	1,902,957	1,643,752	1,577,340

Accumulated Deficit
Beginning balance	(1,520,891)	(1,195,084)	(575,613)
Amortization of conversion feature on preferred stock	(58,048)	—	—
Net loss attributable to YRC Worldwide Inc.	(351,263)	(325,807)	(619,471)

Ending balance	(1,930,202)	(1,520,891)	(1,195,084)

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(239,626)	(144,479)	(172,550)
Pension, net of tax:
Net pension gains (losses) and other adjustments	(3,575)	(105,241)	14,935
Reclassification of net losses to net income	9,629	3,932	2,429
Curtailment, settlement adjustments and other	—	(226)	846
Foreign currency translation adjustments	(528)	6,388	9,861

Ending balance	(234,100)	(239,626)	(144,479)

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands except share data)	2011	2010	2009
Treasury Stock, At Cost
Beginning and Ending balance	(92,737)	(92,737)	(92,737)

Noncontrolling Interest
Beginning balance	(1,894)	—	—
Noncontrolling interest in Jiayu upon consolidation	—	115	—
Net loss attributable to the noncontrolling interest	(3,154)	(1,963)	—
Capital investment	757	—	—
Foreign currency translation adjustments	(307)	(46)	—

Ending Balance	(4,598)	(1,894)	—

Total Shareholders’ Equity (Deficit)	$(358,612)	$(211,394)	$149,386

The notes to consolidated financial statements are an integral part of these statements.

STATEMENTS OF COMPREHENSIVE LOSS

YRC Worldwide Inc. and Subsidiaries

For the years ended December 31

(in thousands)	2011	2010	2009
Net loss attributed to YRC Worldwide Inc.	$(351,263)	$(325,807)	$(619,471)
Other comprehensive income (loss) attributable to YRC Worldwide Inc., net of tax:
Pension:
Net prior service cost	9	6	6
Net actuarial gains (losses) and other adjustments	6,045	(101,315)	17,358
Curtailment, settlement adjustments and other	—	(226)	846
Changes in foreign currency translation adjustments	(528)	6,388	9,860

Other comprehensive income (loss) attributable to YRC Worldwide Inc.	5,526	(95,147)	28,070

Comprehensive loss attributable to YRC Worldwide Inc.	$(345,737)	$(420,954)	$(591,401)

The notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

YRC Worldwide Inc. and Subsidiaries

1. Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we”, “us” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries and its interests in certain joint ventures offers its customers a wide range of transportation services. These services include global, national and regional transportation as well as logistics. Our operating segments include the following:

•

YRC Freight (formerly National Transportation) is the reporting segment for our transportation service providers focused on business opportunities in national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. This unit includes our less-than-truckload (“LTL”) subsidiary YRC Inc. (“YRC Freight”) and Reimer Express (“YRC Reimer”), a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States (“U.S.”) and Canada, YRC Freight also serves parts of Mexico, Puerto Rico and Guam.

•

Regional Transportation is the reporting segment for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of Holland, New Penn Motor Express (“New Penn”) and Reddaway. These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the United States; Quebec, Canada; Mexico and Puerto Rico.

•

Truckload reflects the results of Glen Moore, a provider of truckload services throughout the U.S. On December 15, 2011, we completed the sale of the majority of the assets of Glen Moore to a third party and concluded its operations. See Note 13 to our consolidated financial statements for further discussion.

Ability to Continue as a Going Concern

Our consolidated financial statements were prepared assuming we would continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future, including the next twelve months). Our ability to continue as a going concern is dependent on many factors, including among other things, improvements in our operating results necessary to comply with our debt covenant requirements, amend or modify our existing debt covenant requirements or achieve the operating results necessary to comply with the covenants in any amended or modified debt facilities. Management’s plans with respect to these conditions are further described in Note 9 to our consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. If we are unsuccessful in achieving management’s plans, we would consider in court and out of court restructuring alternatives.

2. Principles of Consolidation and Summary of Accounting Policies

The accompanying consolidated financial statements include the accounts of YRC Worldwide and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We report on a calendar year basis. The quarters of the Regional Transportation companies (with the exception of New Penn) consist of thirteen weeks that end on a Saturday either before or after the end of March, June and September, whereas all other operating segment quarters end on the natural calendar quarter end. Investments in non-majority owned affiliates or those in which we do not have control where the entity is either not a variable interest entity or YRC Worldwide is not the primary beneficiary are accounted for on the equity method. We own a 65% equity interest in Shanghai Jiayu Logistics Co. Ltd. (“Jiayu”) for which we consolidate the results in our financial statements effective April 1, 2010 and therefore have a noncontrolling (minority) interest included in our consolidated subsidiaries; consequently, a portion of our shareholders’ equity (deficit), net loss and comprehensive loss for the periods presented are attributable to noncontrolling interests. Comprehensive loss attributable to our non-controlling interest was not material for any period presented. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

Reverse Stock Splits

The board of directors approved a reverse stock split effective December 1, 2011 at a ratio of 1:300. The reverse stock split was effective on NASDAQ on December 2, 2011. The board of directors also approved a reverse stock split effective September 30, 2010 at a ratio of 1:25. The reverse stock split was effective on NASDAQ on October 1, 2010. Fractional shares were not issued in connection with the reverse stock splits. Fractional shares were collected and pooled by our transfer agent and sold in the open market and the proceeds were allocated to the stockholders’ respective accounts pro rata in exchange for their fractional shares. Shareholders’ Equity (Deficit) has been retroactively adjusted to give effect to the reverse stock splits for all periods presented by reclassifying from Common stock to Capital surplus, the par value of the share reduction in connection with the reverse splits. All share numbers and per share amounts in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been retroactively adjusted to give effect to the reverse stock splits.

Each of the reverse stock splits reduced the number of shares of our common stock available for issuance under our employee and director equity plans in proportion to the reverse stock split ratio. Under the terms of our outstanding equity awards, the reverse stock split reduced the number of shares of our common stock issuable upon exercise or vesting of such awards in proportion to the reverse stock split ratio and caused a proportionate increase in the exercise price of such awards to the extent they were stock options. The number of shares of our common stock issuable upon exercise or vesting of outstanding equity awards was rounded to the nearest whole share and no cash payment was made in respect of such rounding.

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

At December 31, 2011, approximately 76% of our labor force was subject to collective bargaining agreements, which predominantly expire in 2015. In January 2009, the primary labor agreement was modified to reflect a 10% reduction in all wages, inclusive of scheduled increases, through the remaining life of the agreement. The modification also suspended any cost of living increases. In July 2009, the primary labor agreement was again modified to reflect an additional 5% reduction in all wages through the remaining life of the agreement. In September 2010, we modified the primary labor agreement to extend the expiration date from March 31, 2013 to March 31, 2015. The modification also extended the temporary cessation of pension contributions to June 1, 2011 at which time we began contributing at the rate of 25% of the contribution rate as of July 1, 2009. Additionally the modification extended the 15% wage reductions but provided for wage increases in 2013 and 2014 and provided for significant changes in work rules.

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

In addition, we recognize revenue on a gross basis because the entities are the primary obligors even when they use other transportation service providers who act on their behalf. We remain responsible to their customers for complete and proper shipment, including the risk of physical loss or damage of the goods and cargo claims issues. We assign pricing to bills of lading at the time of shipment based primarily on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. At various points throughout our process, incorrect ratings could be identified based on many factors, including weight verifications or updated customer discounts. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. We accrue a reserve for rerating based on historical trends. At December 31, 2011 and 2010, our financial statements included a rerate reserve as a reduction to “Accounts Receivable” of $16.4 million and $19.0 million, respectively.

Foreign Currency

Our functional currency is the U.S. dollar, whereas, our foreign operations utilize the local currency as their functional currency. Accordingly, for purposes of translating foreign subsidiary financial statements to the U.S. dollar reporting currency, assets and liabilities of our foreign operations are translated at the fiscal year end exchange rates and income and expenses are translated monthly at the average exchange rates for each respective month. Foreign currency gains and losses resulting from foreign currency transactions resulted in a $5.2 million gain, $8.4 million gain and a $0.6 million loss during 2011, 2010 and 2009, respectively, and are included in “Other nonoperating (income) expense” and “Net income (loss) from discontinued operations, net of tax” in the accompanying statements of consolidated operations. Approximately $5.5 million of the 2010 gain relates to the recognition of foreign currency translation adjustment from the dissolution of a certain wholly owned subsidiary.

Claims and Insurance Accruals

Claims and insurance accruals, both current and long-term, reflect the estimated settlement cost of claims for workers’ compensation, cargo loss and damage, and property damage and liability that insurance does not cover. We establish and modify reserve estimates for workers’ compensation and property damage and liability claims primarily upon actuarial analyses prepared by independent actuaries. These reserves are discounted to present value using a risk-free rate based on the year of occurrence. The risk-free rate is the U.S. Treasury rate for maturities that match the expected payout of such claims and was 0.8%, 1.1% and 1.4% for workers’ compensation claims incurred for the years ended and as of December 31, 2011, 2010 and 2009, respectively. The rate was 0.5%, 0.7% and 1.0% for property damage and liability claims incurred for the years ended and as of December 31, 2011, 2010 and 2009, respectively. The process of determining reserve requirements utilizes historical trends and involves an evaluation of accident frequency and severity, claims management, changes in health care costs and certain future administrative costs. The effect of future inflation for costs is considered in the actuarial analysis. Adjustments to previously established reserves are included in operating results in the year of adjustment. As of December 31, 2011 and 2010, we had $500.7 million and $515.2 million, respectively, accrued for claims and insurance. The claims and insurance liabilities for YRC Logistics, which is included in our discontinued operations, were not assumed by the third party buyer and therefore are still included in our outstanding liabilities.

Expected aggregate undiscounted amounts and material changes to these amounts as of December 31 are presented below:

(in millions)	Workers’ Compensation	Property Damage and Liability Claims	Total
Undiscounted amount at December 31, 2009	$451.7	$111.4	$563.1
Estimated settlement cost for 2010 claims	113.3	30.8	144.1
Claim payments	(145.9)	(52.2)	(198.1)
Change in estimated settlement cost for older claim years	27.5	12.1	39.6

Undiscounted amount at December 31, 2010	$446.6	$102.1	$548.7
Estimated settlement cost for 2011 claims	106.9	32.4	139.3
Claim payments	(124.5)	(66.5)	(191.0)
Change in estimated settlement cost for older claim years	20.6	11.9	32.5

Undiscounted settlement cost estimate at December 31, 2011	$449.6	$79.9	$529.5

Discounted settlement cost estimate at December 31, 2011	$402.2	$78.5	$480.3

In addition to the amounts above, settlement cost amounts for cargo claims and other insurance related amounts, none of which are discounted, totaled $20.4 million and $18.0 million at December 31, 2011 and 2010, respectively.

Estimated cash payments to settle claims which were incurred on or before December 31, 2011, for the next five years and thereafter are as follows:

(in millions)	Workers’ Compensation	Property Damage and Liability Claims	Total
2012	$102.8	$30.0	$132.8
2013	69.9	20.9	90.8
2014	49.6	13.6	63.2
2015	36.7	8.0	44.7
2016	28.0	3.7	31.7
Thereafter	162.6	3.7	166.3

Total	$449.6	$79.9	$529.5

Stock-Based Compensation

We have various stock-based employee compensation plans, which are described more fully in Note 11 to our consolidated financial statements. We recognize compensation costs for non-vested shares and compensation cost for all share-based payments (i.e., options) based on the grant date fair value. Additionally, we recognize compensation cost for all share-based payments granted on a straight-line basis over the requisite service period (generally three to four years) based on the grant-date fair value.

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

Our investment in technology equipment and software consists primarily of customer service and freight management equipment and related software. We capitalize certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software, payroll and payroll-related costs for employees directly associated with the project. For the years ended December 31, 2011, 2010 and 2009, we capitalized $3.1 million, $1.8 million, and $1.6 million, respectively, which were primarily payroll and payroll-related costs.

For the years ended December 31, 2011, 2010 and 2009, depreciation expense was $173.8 million, $181.1 million, and $226.6 million, respectively.

During the fourth quarter of 2011 we changed our accounting for tires in our YRC Freight segment. Prior to the change, the cost of original and replacement tires mounted on new and existing equipment was capitalized as a revenue equipment asset and amortized to operating expense based on estimated mileage-based usage. Under the new policy, the cost of replacement tires are expensed at the time those tires are placed into service, as is the case with other repairs and maintenance costs. The cost of tires on newly acquired revenue equipment is capitalized and depreciated over the estimated useful life of the related equipment. We believe that this new policy is preferable under the circumstances because it provides a more precise and less subjective method for recognizing expense related to tires that is consistent with industry practice.

Under ASC Topic 250, “Accounting Changes and Error Corrections,” we are required to report a change in accounting policy by retrospectively applying the new policy to all prior periods presented, unless it is impractical to determine the prior-period effect. Accordingly, we have adjusted our previously reported financial information for all periods presented. The effect of this accounting policy change increased net loss by $3.3 million and $3.6 million in 2011 and 2010, respectively, and decreased net loss by $2.5 million in 2009. The accounting policy change also affected our consolidated balance sheets in the periods presented by increasing amounts reported for revenue equipment and reducing the amount of accumulated deficit. The cumulative effect of this change increased the accumulated deficit as of January 1, 2009 by $20.3 million. The table below provides the details of the effect of this accounting policy change:

	2011
(in millions except per share amounts)	Prior to Change	Effect of Change	As Adjusted
Statements of Operations
Operating expenses and supplies	$1,192.7	$1.8	$1,194.5
Depreciation and amortization	194.1	1.6	195.7
(Gains) losses on property disposals, net	(8.1)	(0.1)	(8.2)
Income tax benefit	(7.5)	—	(7.5)
Net Loss from Continuing Operations	(351.1)	(3.3)	(354.4)
Net Loss Attributable to Common Shareholders	(406.0)	(3.3)	(409.3)
Statements of Consolidated Cash Flows
Net loss	(351.1)	(3.3)	(354.4)
Depreciation and amortization	194.1	1.6	195.7
Deferred income tax benefit, net	(0.2)	—	(0.2)
(Gains) losses on property disposals, net	(8.1)	(0.1)	(8.2)
Other operating assets	(7.1)	1.9	(5.2)
Net cash provided by (used in) operating activities	(25.9)	0.1	(26.0)
Acquisition of property and equipment	(71.5)	(0.1)	(71.6)
Loss per share
Basic	$(194.56)	$(1.56)	$(196.12)
Diluted	$(194.56)	$(1.56)	$(196.12)

	2010
(in millions except per share amounts)	Prior to Change	Effect of Change	As Adjusted
Statements of Operations
Operating expenses and supplies	$949.2	$(3.9)	$945.3
Depreciation and amortization	198.5	2.5	201.0
(Gains) losses on property disposals, net	5.6	(1.3)	4.3
Income tax benefit	(102.5)	6.3	(96.2)
Net Loss from Continuing Operations	(301.1)	(3.6)	(304.7)
Net Loss Attributable to Common Shareholders	(322.2)	(3.6)	(325.8)
Statements of Consolidated Cash Flows
Net loss	(324.2)	(3.6)	(327.8)
Depreciation and amortization	203.4	2.5	205.9
Deferred income tax benefit, net	(70.4)	6.3	(64.1)
(Gains) losses on property disposals, net	7.0	(1.3)	5.7
Other operating assets	51.1	(4.3)	46.8
Net cash provided by (used in) operating activities	1.1	(0.4)	0.7
Acquisition of property and equipment	(19.6)	0.4	(19.2)
Loss per share
Basic	$(2,441.10)	$(27.07)	$(2,468.17)
Diluted	$(2,441.10)	$(27.07)	$(2,468.17)
Consolidated Balance Sheet
Revenue equipment	$1,488.4	$1.4	$1,489.8
Less – accumulated depreciation	(1,687.4)	(22.8)	(1,710.2)
Accumulated deficit	(1,499.5)	(21.4)	(1,520.9)

	2009
(in millions except per share amounts)	Prior to Change	Effect of Change	As Adjusted
Statements of Operations
Operating expense and supplies	$1,136.6	$(6.6)	$1,130.0
Depreciation and amortization	241.6	4.2	245.8
Income tax benefit	(262.8)	5.9	(256.9)
(Gains) losses on property disposals, net	(6.1)	(6.0)	(12.1)
Net Loss from Continuing Operations	(634.3)	2.5	(631.8)
Net Loss Attributable to Common Shareholders	(622.0)	2.5	(619.5)
Statements of Consolidated Cash Flows
Net loss	(622.0)	2.5	(619.5)
Depreciation and amortization	255.2	4.2	259.4
Deferred income tax benefit, net	(201.9)	5.9	(196.0)
(Gains) losses on property disposals, net	(5.9)	(6.0)	(11.9)
Other operating assets	28.4	(7.6)	20.8
Net cash provided by (used in) operating activities	(378.3)	(1.0)	(379.3)
Acquisition of property and equipment	(37.3)	1.0	(36.3)
Loss per share
Basic	$(78,300.55)	$320.75	$(77,979.80)
Diluted	$(78,300.55)	$320.75	$(77,979.80)

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

During the year ended December 31, 2011 we determined a review for impairment of our long-lived asset groups was necessary in connection with an update of our internal business forecasts. Our analysis of estimated future undiscounted cash flows indicated it was not necessary to estimate the fair value of such asset groups at December 31, 2011, with the exception of Jiayu a 65% owned equity investment. The estimated fair value of Jiayu did not exceed its carrying amount and resulted in an impairment charge of $1.3 million on the property, plant and equipment, primarily based on the used revenue equipment market in China (a Level 3 fair value measurement), and $2.7 million on the intangibles. These impairment charges were recorded in depreciation and amortization in the accompanying statements of consolidated operations.

Based on current economic conditions and the results of operations, we determined reviews of impairment for held-and-used long-lived assets were necessary in 2010 and 2009. Our analysis of undiscounted cash flows indicated no impairment charge for held-and-used long-lived assets was required in 2010 and 2009.

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

Asset Retirement Obligations

We record estimated liabilities for the cost to return leased property to its original condition at the end of a lease term. Revisions to these liabilities for such costs may occur due to changes in the estimates for real property lease restoration costs, or changes in regulations or agreements affecting these obligations. These obligations could also include removal of underground storage tanks at leased or owned properties. Our accrual also includes amounts for restoration of U.S. federal “Superfund” sites. When we have been identified as a potentially responsible party in a Superfund site, we accrue our share of the estimated remediation costs of the site based on the ratio of the estimated volume of waste contributed to the site by us to the total volume of waste at the site. At December 31, 2011 and 2010, our accrued asset retirement obligations totaled $6.7 million and $7.7 million, respectively. These amounts are included in “Other current and accrued liabilities” in the accompanying consolidated balance sheets.

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

During the fourth quarter of 2011, we made a decision to place certain held for sale surplus properties into a real estate auction. As a result of this decision, we recognized an impairment charge of $9.5 million in the fourth quarter to adjust the carrying value of these properties to be auctioned to their current estimated fair market value.

At December 31, 2011 and 2010, the net book value of assets held for sale was approximately $39.1 million and $71.2 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets. We recorded charges of $17.9 million, $31.1 million and $25.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, to reduce properties and equipment held for sale to estimated fair value, less cost to sell. These charges for unrealized losses together with realized gains and losses on property disposals are included in “(Gains) losses on property disposals, net” in the accompanying statements of operations.

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

The valuation methodologies described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. We believe that our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial statements could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used at December 31, 2011 and 2010.

The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2011:

		Fair Value Measurements at December 31, 2011
	Total Carrying Value at December 31, 2011	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$59.7	$59.7	$—	$—
Restricted amounts held in escrow-long term	96.2	96.2	—	—

Total assets at fair value	155.9	155.9	—	—

Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these instruments. See Note 8 to our consolidated financial statements for discussion regarding the fair value of our pension assets and Note 10 to our consolidated financial statements for discussion regarding the fair value of current and long-term debt obligations.

Earnings from Equity Method Investments

We account for our ownership in certain joint ventures under the equity method and accordingly, recognize our share of the respective joint ventures earnings in “Other nonoperating (income) expense” in the accompanying statements of operations.

The following reflects the components of these results for the years ended December 31:

(in millions)	2011	2010	2009
Our share of joint venture (earnings) losses	$(2.7)	$(0.8)	$2.0
Additional depreciation and amortization as required by purchase accounting	—	1.1	1.5
Impairment charge (Jiayu)	—	12.3	30.4

Net equity method (earnings) losses	$(2.7)	$12.6	$33.9

The presentation above only includes Jiayu earnings through March 31, 2010, as this entity’s financial information was consolidated as of April 1, 2010 see Note 3 to our consolidated financial statements below for additional details.

Reclassifications

Certain amounts within the prior years have been reclassified to conform with the current year presentation. We separately classified “Gain (loss) on debt extinguishment” from the “Other, net” line on the Statements of Consolidated Operations to make the presentation comparable to 2011. This presentation reflects how management evaluates information in the Statements of Consolidated Operations.

3. Investment

Shanghai Jiayu Logistics Co., Ltd.

On August 19, 2008, we completed the purchase of a 65% equity interest in Shanghai Jiayu Logistics Co., Ltd. (“Jiayu”), a Shanghai, China ground transportation company with a purchase price of $59.4 million. Through March 31, 2010, we accounted for our 65% ownership in Jiayu as an equity method investment as the rights of the minority shareholder were considered extensive and allowed for their ability to veto many business decisions. These rights were primarily provided as a part of the General Manager role held by the minority shareholder. Effective April 1, 2010, the minority shareholder no longer had a role in the management of the operations of the business which changed the conclusion from an accounting perspective regarding the relationship of this joint venture and accordingly, required that we consolidate Jiayu in our financial statements effective April 1, 2010. In accordance with FASB ASC Topic 805, we completed a fair value analysis of Jiayu as of April 1, 2010, the date of consolidation, and determined the fair value to be less than the carrying value of the equity method investment and as a result, we recorded a $12.3 million impairment charge during the three months ended June 30, 2010. The fair value analysis utilized a discounted cash flow model, an income approach (level three measurement as defined in FASB ASC Topic 820) that includes assumptions as to future revenue, operating income, and cost of capital, among others. Additionally as part of the fair value analysis we recorded a tradename and customer list intangible asset and attributed $1.6 million and $2.0 million, respectively, to these intangibles as of April 1, 2010 and attributed lives of 8.3 years and 5.3 years, respectively. After March 31, 2010, the results of Jiayu are included in the ‘Corporate and other’ segment. Prior to March 31, 2010, this investment is included in “Other assets” in the accompanying consolidated balance sheets.

Included in our consolidated operating loss for the year ended December 31, 2011 is approximately $8.8 million of loss reflective of the operating loss for Jiayu. Additionally, we contributed $3.3 million of cash to Jiayu in order to fund the day to day operations of the business during 2011. During 2011, we also determined that indicators of impairment were present in Jiayu. We performed certain tests and concluded that certain customer relationships had ended and future cash flows did not support the value of the tradename and therefore took a charge of $2.7 million impairment loss on these intangibles. Additionally, we reviewed the impairment of our property and equipment within Jiayu and determined that the carrying amount of these assets exceeded the estimated fair value of Jiayu and took an impairment loss of $1.3 million on these assets. These impairment charges are included in depreciation and amortization in the Statements of Consolidated Operations.

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

4. Discontinued Operations – YRC Logistics

In November 2009, we sold our dedicated contract carriage or “fleet” business to Greatwide Dedicated Transport, LLC for $34 million including certain holdback amounts of $1.8 million for indemnification and working capital adjustments which were settled in May 2011 and we received $1.0 million. Fleet was a part of our YRC Logistics segment and had revenues of $73.8 million and $92.2 million and operating income of $7.1 million and $4.8 million for the years ended December 31, 2009 and 2008, respectively. The disposition of this business line did not have a material impact on our financial statements and thus was not originally classified separately as discontinued operations. As a result of this transaction, we recorded a net loss on sale of approximately $0.2 million in 2009.

In June 2010, we entered into an Equity Interest Purchase Agreement (the “Agreement”) with CEG Holdings, Inc. (now known as MIQ Holdings, Inc.) (“CEG”), a subsidiary of Austin Ventures, to sell the majority of YRC Logistics for an aggregate of approximately $37.0 million in cash. On August 13, 2010, the Company and CEG, held the initial closing of the transactions contemplated by the Agreement. At the initial closing, CEG paid the Company approximately $33.6 million, which included $31.9 million of the purchase price and approximately $1.6 million for retained insurance claims. Approximately $2.3 million of the purchase price was deposited into an escrow account for subsequent closings of foreign subsidiaries and approximately $2.8 million of the purchase price was deposited into an escrow account (one-half of which was held for 12 months and one-half will be held for 18 months) to satisfy certain indemnification claims by CEG that may arise. We received $1.4 million of this indemnification escrow in November 2011 and the remaining $1.4 million in February 2012. Following the initial closing, a succession of delayed closings and payments occurred to transfer certain foreign subsidiaries to CEG as required regulatory approvals and licensing transfers in foreign jurisdictions were obtained and we received an additional $1.9 million in cash proceeds. Finally, we collected an additional $11.9 million in cash proceeds during the fourth quarter of 2010 related to the final working capital adjustment agreed upon between the Company and CEG. We recorded a $1.4 million gain on disposition upon closing this transaction.

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

Shared services and corporate overhead costs previously allocated to this segment, totaled $7.2 million and $12.0 million for the years ended December 31, 2010 and 2009, respectively, are included in continuing operations in our ‘Corporate and other’ segment.

The financial results included in discontinued operations for the year ended December 31 are as follows:

(in millions)	2010	2009
Revenue	$194.2	$411.8

Operating income (loss)	(14.0)	6.4

Income (loss) from operations before income tax provision (benefit)	(18.3)	6.2
Income tax provision (benefit)	4.8	(6.0)

Net income (loss) from discontinued operations	$(23.1)	$12.2

5. Intangibles

Definite Life Intangibles

The components of amortizable intangible assets are as follows at December 31:

		2011		2010
	Weighted Average	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in millions)	Life (years)	Amount	Amortization	Amount	Amortization
Customer related	12	$200.2	$112.6	$200.1	$92.2
Marketing related	—	4.1	4.1	4.1	2.6
Technology based	—	24.2	24.2	24.2	24.2

Intangible assets		$228.5	$140.9	$228.4	$119.0

During the year ended December 31, 2011, we determined indicators of impairment were present in our Jiayu subsidiary. We performed certain tests and concluded that certain customer relationships had ended and future cash flows did not support the value of the tradename. During the year ended December 31, 2009, we determined indicators of impairment, primarily volume reductions in all of our reporting segments, were present. We performed certain tests consisting of discounted cash flow models and determined that the lives assigned to certain customer relationships should be reduced to better align with actual attrition rates. These actions resulted in additional amortization of $8.4 and $5.7 million during the years ended December 31, 2011 and 2010, respectively.

Amortization expense for intangible assets recognized on a straight line basis, including the 2009 and 2011 acceleration, was $21.9 million, $19.9 million and $21.5 million for the years ending December 31, 2011, 2010 and 2009, respectively, including our discontinued operations. Estimated amortization expense for the next five years is as follows:

(in millions)	2012	2013	2014	2015	2016
Estimated amortization expense	$18.6	$18.6	$18.6	$18.3	$15.7

Indefinite Life Intangibles

The following table shows the pre-tax changes in the carrying amount of our indefinite lived tradenames attributable to each applicable segment:

(in millions)	YRC Freight	Regional Transportation	Total
Balances at December 31, 2008	$12.1	$20.7	$32.8
Change in foreign currency exchange rates	1.9	—	1.9

Balances at December 31, 2009	14.0	20.7	34.7
Impairment	(3.3)	(2.0)	(5.3)
Change in foreign currency exchange rates	0.7	—	0.7

Balances at December 31, 2010	11.4	18.7	30.1
Change in foreign currency exchange rates	(0.2)	—	(0.2)

Balances at December 31, 2011	$11.2	$18.7	$29.9

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

These impairment charges net of tax were $3.2 million and $2.0 million for YRC Freight (the Reimer tradename) and Regional Transportation (the New Penn tradename), respectively

6. Restructuring

During 2010, we incurred restructuring charges of $10.3 million that consisted of additional severance costs of $8.9 million, including $3.0 million in the YRC Freight segment and $5.1 million at the Corporate and other segment as we reduced headcount in response to lower volumes. We also incurred $9.3 million of contract terminations related to lease cancellations related to certain discontinued operations described in Note 4 to our consolidated financial statements. This is offset by $7.9 million in our YRC Freight segment where we were able to use or sublease locations in excess of our previously recorded estimate.

During 2009, we closed 18 service centers that were previously a part of the Regional Transportation networks. As a part of this action, we incurred restructuring charges of approximately $7.2 million consisting of employee severance costs of $4.2 million and lease cancellations and other incremental costs of $3.0 million. Also during 2009, we integrated our Yellow Transportation and Roadway networks into a single transportation network initially branded “YRC” and subsequently changed to “YRC Freight”. We incurred severance costs of $39.5 million, including $26.8 million in the YRC Freight segment and $9.7 million in our Corporate segment as we reduced headcount in response to both the YRC Freight integration and lower volumes. Our YRC Freight segment also recorded an $18.4 million charge consisting of contract and lease cancellations related to the YRC Freight integration.

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

A rollforward of the restructuring accrual is set forth below:

(in millions)	Employee Separation	Contract Termination and Other Costs	Total
Balance at December 31, 2008	$6.2	$4.6	$10.8
Restructuring charges	43.6	23.9	67.5
Payments	(43.3)	(8.9)	(52.2)

Balance at December 31, 2009	$6.5	$19.6	$26.1
Restructuring charges	8.9	1.4	10.3
Payments	(12.8)	(10.1)	(22.9)

Balance at December 31, 2010	$2.6	$10.9	$13.5
Payments	(2.6)	(6.5)	(9.1)

Balance at December 31, 2011	$—	$4.4	$4.4

7. Other Assets

The primary components of other assets at December 31 are as follows:

(in millions)	2011	2010
Equity method investment for JHJ International Transportation Co., Ltd.	$53.6	$51.4
Deferred debt costs	14.9	61.9
Other	29.1	21.5

Total	$97.6	$134.8

During the year ended December 31, 2011 and 2010, we received dividends in the amount of $2.3 million and $1.9 million, respectively, from our China joint venture, JHJ International Transportation Co., Ltd. (“JHJ”). As of December 31, 2011 and 2010, the excess of our investment over our interest in JHJ’s equity is approximately $18.4 million and $17.4 million, respectively.

In 2010, we increased the above carrying amount of the equity method investment in JHJ by $9.8 million with a corresponding reduction to accumulated other comprehensive loss to correct errors in the foreign currency translation for the investment. The errors originated prior to 2010 and were not material to any previously reported periods.

8. Employee Benefits

Pension and Other Postretirement Benefit Plans

Qualified and Nonqualified Defined Benefit Pension Plans

With the exception of Regional Transportation, YRC Reimer and certain of our other foreign subsidiaries, YRC Worldwide and its operating subsidiaries sponsor qualified and nonqualified defined benefit pension plans for certain employees not covered by collective bargaining agreements (approximately 14,000 current, former and retired employees). Qualified and nonqualified pension benefits are based on years of service and the employees’ covered earnings. Employees covered by collective bargaining agreements participate in various multi-employer pension plans to which YRC Worldwide contributes, as discussed below. Regional Transportation does not offer a defined benefit pension plan and instead offers retirement benefits through either contributory 401(k) savings plans or profit sharing plans, as discussed below. The existing YRC Worldwide defined benefit pension plans closed to new participants effective January 1, 2004 and the benefit accrual for active employees was frozen effective July 1, 2008, except with respects to subsequent service related to early retirement benefits, as discussed below. Our actuarial valuation measurement date for our pension plans is December 31.

Funded Status

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2011 and 2010, and the funded status at December 31, 2011 and 2010, is as follows:

	Pension Benefits
(in millions)	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$1,077.1	$983.1
Service cost	3.6	3.6
Interest cost	61.2	60.1
Benefits paid	(57.7)	(63.7)
Actuarial loss	91.5	97.9
Expenses paid from assets	(9.5)	(4.3)
Other	—	0.4

Benefit obligation at year end	$1,166.2	$1,077.1

Change in plan assets:
Fair value of plan assets at prior year end	$633.7	$643.5
Actual return on plan assets	130.9	43.8
Employer contributions	30.3	14.0
Benefits paid	(57.7)	(63.7)
Expenses paid from assets	(9.5)	(4.3)
Other	—	0.4

Fair value of plan assets at year end	$727.7	$633.7

Funded status at year end	$(438.5)	$(443.4)

The underfunded status of the plans of $438.5 million and $443.4 million at December 31, 2011 and 2010, respectively, is recognized in the accompanying consolidated balance sheets as shown in the table below. No plan assets are expected to be returned to the Company during the year ended December 31, 2012.

Benefit Plan Obligations

Amounts recognized in the consolidated balance sheets for pension benefits at December 31 are as follows:

	Pension Benefits
(in millions)	2011	2010
Noncurrent assets	$1.4	$1.8
Current liabilities	3.0	0.9
Noncurrent liabilities	436.9	444.3

Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

	Pension Benefits
(in millions)	2011	2010
Net actuarial loss	$350.3	$356.3
Prior service cost	—	—

Total	$350.3	$356.3

As shown above, included in accumulated other comprehensive loss at December 31, 2011, are unrecognized actuarial losses of $350.3 million ($258.2 million, net of tax). The actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic cost during the year ended December 31, 2012, is $11.2 million.

The total accumulated benefit obligation for all plans was $1,165.3 million and $1,076.1 million at December 31, 2011 and 2010, respectively.

Information for pension plans with an accumulated benefit obligation (“ABO”) in excess of plan assets at December 31:

	2011			2010
(in millions)	ABO Exceeds Assets	Assets Exceed ABO	Total	ABO Exceeds Assets	Assets Exceed ABO	Total
Projected benefit obligation	$1,160.8	$5.4	$1,166.2	$1,071.5	$5.6	$1,077.1
Accumulated benefit obligation	1,160.8	4.5	1,165.3	1,071.5	4.6	1,076.1
Fair value of plan assets	720.9	6.8	727.7	626.3	7.4	633.7

Assumptions

Weighted average actuarial assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	2011	2010
Discount rate	5.23%	5.79%

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits
	2011	2010	2009
Discount rate	5.79%	6.15%	6.52%
Expected rate of return on assets	7.00%	8.25%	8.50%
Mortality table	RP-2000 Projected to 2011	RP-2000	RP-2000

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

In determining the expected rate of return on assets, we consider our historical experience in the plans’ investment portfolio, historical market data and long-term historical relationships as well as a review of other objective indices including current market factors such as inflation and interest rates. Although plan investments are subject to short-term market volatility, we believe they are well diversified and closely managed. Our asset allocation as of December 31, 2011, consisted of 25% equities, 50% in debt securities, 22% in absolute return investments, and 3% in interest bearing accounts and as of December 31, 2010 consisted of 23% equities, 48% in debt securities, 26% in absolute return investments, and 3% in interest bearing accounts. The 2011 allocations are consistent with the targeted long-term asset allocation for the plans which is 25% for equities, 48% for debt securities and 27% for absolute return investments. Based on various market factors, we selected an expected rate of return on assets of 7.0% effective for the 2011 valuation. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately. The pension trust holds no YRC Worldwide securities.

Future Contributions and Benefit Payments

We expect to contribute approximately $79.7 million to our single employer pension plans in 2012.

The Pension Relief Act of 2010 allowed eligible plan sponsors to extend its amortization period for pension losses. Effective January 2011, we formally elected the “2 plus 7” amortization schedule for the 2009 and 2010 plan years. Based on this election, we intend to make the required minimum contributions to the plans.

Expected benefit payments for each of the next five years ended December 31 are as follows:

(in millions)	2012	2013	2014	2015	2016	2017-2021
Expected benefit payments	$67.1	$65.3	$65.1	$67.1	$68.6	$364.5

Pension and Other Postretirement Costs

The components of our net periodic pension cost, other postretirement costs and other amounts recognized in other comprehensive loss for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Pension Costs
(in millions)	2011	2010	2009
Net periodic benefit cost:
Service cost	$3.6	$3.6	$3.3
Interest cost	61.2	60.1	61.1
Expected return on plan assets	(43.0)	(52.4)	(56.0)
Amortization of prior service cost	—	—	—
Amortization of net loss	9.6	6.2	3.9
Curtailment and settlement loss, net	—	1.3	1.3

Net periodic pension cost	$31.4	$18.8	$13.6
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net actuarial loss (gain) and other adjustments	$(6.0)	$100.4	$(29.3)
Curtailment and settlement (income) loss	—	(1.3)	(1.3)

Total recognized in other comprehensive loss (income)	(6.0)	99.1	(30.6)

Total recognized in net periodic benefit cost and other comprehensive loss	$25.4	$117.9	$(17.0)

During the years ended December 31, 2010 and 2009, the income tax provision related to amounts in other comprehensive income (net loss in 2010 and a net gain in 2009 and prior service cost) was $2.5 million and $11.8 million, respectively. There was no corresponding amount in 2011.

Fair Value Measurement

Our pension assets are stated at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The majority of our assets are invested in Level 2 assets of fixed income funds and absolute return investments. These funds are valued at quoted redemption values that represent the net asset values of units held at year-end which we have determined approximates fair value. This process of using the net asset value (NAV) to approximate fair value is permitted under ASU 2009-12, “Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)” which we adopted as of December 31, 2009.

Investments in private equities and absolute return funds do not have readily available market values. These estimated fair values may differ significantly from the values that would have been used had a ready market for these investments existed, and such differences could be material. Investments in hedge funds that do not have an established market are valued at net asset values as determined by the investment managers, which we have determined approximates fair value.

The table below details by level, within the fair value hierarchy, the pension assets at fair value as of December 31, 2011:

	Pension Assets at Fair Value as of December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total
Equities	$66.5	$85.9	$—	$152.4
Private equities	—	—	29.0	29.0
Fixed income:
Corporate	9.9	74.5	14.6	99.0
Government	115.8	148.0	—	263.8
Absolute return	0.3	153.0	—	153.3
Interest bearing	23.6	—	—	23.6

Total investments	216.1	461.4	43.6	721.1

Other assets (liabilities)				6.6

Total plan assets	$216.1	$461.4	$43.6	$727.7

The table below details by level, within the fair value hierarchy, the pension assets at fair value as of December 31, 2010:

	Pension Assets at Fair Value as of December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Equities	$65.0	$64.1	$—	$129.1
Private equities	—	—	11.0	11.0
Fixed income:
Corporate	36.9	38.5	18.2	93.6
Government	92.4	112.4	—	204.8
Absolute return	1.3	134.1	22.5	157.9
Interest bearing	20.5	—	—	20.5

Total investments	216.1	349.1	51.7	616.9

Other assets (liabilities)				16.8

Total plan assets	$216.1	$349.1	$51.7	$633.7

The table below presents the activity of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Private Equities	Fixed income	Absolute return	Total Level 3
Balance at December 31, 2009	$—	$—	$41.1	$41.1
Purchases and settlements, net	9.8	17.0	(19.5)	7.3
Unrealized gain	1.2	1.2	0.9	3.3

Balance at December 31, 2010	$11.0	$18.2	$22.5	$51.7
Purchases and settlements, net	17.2	(4.2)	(21.6)	(8.6)
Unrealized gain (loss)	0.8	0.6	(0.9)	0.5

Balance at December 31, 2011	$29.0	$14.6	$—	$43.6

The following table sets forth a summary of the Level 3 assets for which the fair value is not readily determinable but a reported NAV is used to estimate the fair value as of December 31, 2011:

	Fair value estimated using Net Asset Value per Share
(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equities (a)	$29.0	$18.3	Redemptions not permitted
Fixed income (b)	14.6	18.6	Redemptions not permitted

Total	$43.6

(a)	The private equities consist of four private equity funds investing in renewable solar energy, acquisition of pharmaceutical company interest and Chinese technology and healthcare companies.
(b)	The fixed income funds consist of funds which invest in debt securities by royalty payments from top-tier marketers of pharmaceutical products.

The following table sets forth a summary of the Level 3 assets for which the fair value is not readily determinable but a reported NAV is used to estimate the fair value as of December 31, 2010:

	Fair value estimated using Net Asset Value per Share
(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equities (a)	$11.0	$25.5	Redemptions not permitted
Fixed income (b)	18.2	None	Redemptions not permitted
Absolute return (c)	22.5	None	Quarterly	65 days

Total	$51.7

(a)	The private equities consist of four private equity funds investing in renewable solar energy, acquisition of pharmaceutical company interest and Chinese technology and healthcare companies.
(b)	The fixed income funds consist of funds which invest in debt securities by royalty payments from top-tier marketers of pharmaceutical products.
(c)	The absolute return funds consist of global diversified fund-of-funds. Their investment strategies are designed to provide market neutrality.

The assets presented above in the December 31, 2011 and 2010 fair value hierarchy tables classified as Level 1 and Level 2, which fair value is estimated using NAV per share have redemption frequencies ranging from daily to annually, have redemption notice periods from approximately 1 day to 90 days, and have no unfunded commitments. These assets consist of equity, fixed income, and absolute return funds. Generally, the investment strategies of the fixed income and equity funds is based on fundamental and quantitative analysis and consists of long and hedged strategies. The general strategy of the absolute return funds consists of alternative investment techniques, including derivative instruments and other unconventional assets, to achieve a stated return rate.

Executive Supplemental Retirement Benefits

We maintain individual benefit arrangements for a limited number of current and former senior executives that are accounted for in accordance with FASB ASC Topic 710. The unfunded obligation is actuarially determined using a discount rate of 8.25%, a lump sum rate based on the Moody’s bond rate and the RP-2000 mortality table projected to 2011. At December 31, 2011 and 2010, we have accrued $13.2 million and $13.0 million, respectively, for these benefits, of which we paid out $10.6 million in January 2012. The short-term portion of $10.6 million is classified in “Wages, vacations and employees’ benefits,” and the long-term portion of $2.6 million is classified in “Pension and postretirement liabilities” in the accompanying balance sheets. The related expense for these arrangements was $0.2 million, $2.3 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Multi-Employer Pension Plans

YRC Freight, New Penn, Holland and Reddaway contribute to various separate multi-employer health, welfare and pension plans for employees that are covered by our collective bargaining agreements (approximately 76% of total YRC Worldwide employees). The collective bargaining agreements determine the amounts of these contributions. The 65 health and welfare plans provide medical related benefits to active employees and retirees. The 36 pension plans provide defined benefits to retired participants. We recognize as net pension cost within ‘salaries, wages and employee benefits’ the contractually required contributions for the period and recognize as a liability any contributions due and unpaid. We do not directly manage multi-employer plans. The trusts covering these plans are generally managed by trustees, half of whom the unions appoint and half of whom various contributing employers appoint.

We expensed the following amounts related to these plans for the years ended December 31:

(in millions)	2011	2010	2009
Health and welfare	$378.2	$345.9	$407.2
Pension	48.7	3.3	267.1

Total	$426.9	$349.2	$674.3

Pension

Through the third quarter of 2009, we deferred payment of certain of our contributions to multi-employer pension funds. These deferred payments have been recognized as an operating expense and the liability was recorded as deferred contribution obligations. Beginning in the third quarter of 2009 through May 2011, most of our collective bargaining agreements provided for a temporary cessation of pension contributions so no expense or liability was required to be recognized for that period. In accordance with modifications to our collective bargaining agreements, we agreed to resume making pension contributions effective June 1, 2011 at 25% of the contribution rate in effect as of July 1, 2009.

The following table provides additional information related to our participation in individually significant multiemployer pension plans for the year ended December 31, 2011.

		Pension Protection Zone Status (b)		Funding Improvement or Rehabilitation	Employer Surcharge	Expiration Date of Collective- Bargaining
Pension Fund (a)	EIN Number	2011	2010	Plan	Imposed	Agreement
Central States, Southwest and Southwest Areas Pension Fund	36-6044243	Red	Red	Yes	No	3/31/2015
Teamsters National 401K Savings Plan (c)	52-1967784	Not applicable	Not applicable	Not applicable	No	3/31/2015
I.B. of T. Union Local No 710 Pension Fund	36-2377656	Yellow	Yellow	Yes	No	3/31/2015
Central Pennsylvania Teamsters Defined Benefit Plan	23-6262789	Green	Yellow	No	No	3/31/2015
Road Carriers Local 707 Pension Fund	51-6106510	Red	Red	Yes	No	3/31/2015

(a)	The determination of individually significant multiemployer plans is based on the relative contributions to the plans over the periods presented as well as other factors.
(b)

The zone status is based on information that the Company obtained from the plans’ Forms 5500. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available for 2011 and 2010 is for the plan’s year-end during calendar years 2010 and 2009, respectively. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

(c)

The policies of the Western Conference of Teamsters Pension Trust precluded the Company from reentering the plan on June 1, 2011. The failure to reenter did not constitute a withdrawal subject to certain conditions. Contributions related to the employees previously covered by this plan are now being made to the Teamsters National 401(k) Plan.

YRC Worldwide was listed in the plans’ Forms 5500 as providing more than 5 percent of the total contributions for the following individually significant plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31 of Plan’s Year-End)
Central States, Southeast and Southwest Areas Pension Plan	2009
Central Pennsylvania Teamsters Defined Benefit Plan	2009
Road Carriers Local 707 Pension Fund	2010, 2009

The following table provides the pension amounts contributed by fund for the years ended December 31, 2011, 2010 and 2009 for those funds that are considered to be individually significant:

(in millions)	2011	2010	2009
Individually Significant Funds
Central States, Southeast and Southwest Areas Pension Plan	$27.6	$—	$116.8
Teamsters National 401K Savings Plan	5.8	—	—
I.B. of T. Union Local No 710 Pension Fund	2.2	—	14.8
Central Pennsylvania Teamsters Defined Benefit Plan	2.3	—	13.0
Road Carriers Local 707 Pension Fund	1.2	—	6.5

The comparability of annual contributions for 2009 through 2011 is impacted by the temporary cessation of contributions for the period from the third quarter of 2009 through May 2011 and the reduction in the Company’s workforce.

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

then we could be required to make additional contributions to the pension plan. If any of our multi-employer pension plans enters critical status and our contributions are not sufficient to satisfy any rehabilitation plan schedule, the Pension Protection Act could require us to make additional surcharge contributions to the multi-employer pension plan in the amount of five to ten percent of the existing contributions required by our labor agreement for the remaining term of the labor agreement.

If we fail to make our required contributions to a multi-employer plan under a funding improvement or rehabilitation plan or if the benchmarks that an applicable funding improvement plan provides are not met by the end of a prescribed period, the IRS could impose an excise tax on us with respect to the plan. Such an excise tax would then be assessed to the plan’s contributing employers, including the Company. These excise taxes are not contributed to the deficient funds, but rather are deposited in the United States general treasury funds. The Company does not believe that the temporary cessation of certain of its contributions to applicable multi-employer pension funds beginning in the third quarter of 2009 and continuing through May 2011 will give rise to these excise taxes as the underlying employer contributions were not required for that period.

A requirement to materially increase contributions beyond our contractually agreed rate or the imposition of an excise tax on us could have a material adverse impact on the financial results and liquidity of YRC Worldwide.

As discussed above, the accrual of pension benefits for our employees and in turn our contribution obligation temporarily ceased in third quarter of 2009 in accordance with the terms of our modified collective bargaining agreements. This temporary cessation expired May 31, 2011 at which point our contributions resumed at a rate of 25% of the contribution rate effective as of July 1, 2009.

401(k) Savings Plans

We sponsor the YRC Worldwide Inc. 401(k) Plan, which is a defined contribution plan primarily for employees that our collective bargaining agreements do not cover. The plan permits participants to make contributions to the plan and permits the employer of participants to make contributions on behalf of the participants. There were no employer contributions in 2011, 2010 or 2009.

Our employees covered under collective bargaining agreements may also participate in union-sponsored 401(k) plans.

Performance Incentive Awards

YRC Worldwide and its operating subsidiaries each provide annual performance incentive awards and more frequent sales incentive awards to certain non-union employees, which are based primarily on actual operating results achieved compared to targeted operating results or sales targets and are paid in cash. Operating income in 2011, 2010, and 2009 included sales incentive expense for non-union employees of $13.9 million, $14.6 million, and $8.0 million, respectively. We generally pay sales performance incentive awards on a monthly basis.

Other

We provide a performance based incentive plan to key management personnel that provides the opportunity annually to earn cash and equity awards to further compensate certain levels of management and our Board of Directors. The equity awards are more fully described in Note 11 to our consolidated financial statements. During the years ended December 31, 2011, 2010 and 2009, compensation expense related to these awards was $0.6 million, $6.0 million and $9.2 million, respectively.

9. Liquidity

The Restructuring

On July 22, 2011, we completed our financial restructuring in order to improve our liquidity position in light of our recent results from operations. The restructuring included the following transactions (collectively referred to herein as the “restructuring”):

•

an exchange offer, whereby we issued to our lenders under our then-existing credit agreement an aggregate of approximately 3.7 million shares of our new Series B Convertible Preferred Stock, which were converted into 4.6 million shares of common stock on a post split basis, and $140.0 million in aggregate principal amount of our new 10% Series A Convertible Senior Secured Notes due 2015 with payment in-kind interest (the “Series A Notes”), in exchange for a $305.0 million reduction of our credit agreement obligations;

•

the issuance and sale for cash to such lenders of $100.0 million in aggregate principal amount of our new 10% Series B Convertible Senior Secured Notes due 2015 with payment in-kind interest(the “Series B Notes”);

•

the execution of an amended and restated credit agreement, new asset-based loan facility and an amended and restated contribution deferral agreement with certain multiemployer pension funds, each as further described below;

•

the issuance of approximately 1.3 million shares of our Series B Preferred Stock to the Teamster-National 401(k) Savings Plan for the benefit of the Company’s International Brotherhood of Teamsters (“IBT”) employees, which were converted into approximately 1.6 million shares of common stock on a post split basis;

•	the issuance of one share of our new Series A Voting Preferred Stock to the IBT to confer certain board representation rights;

•	the repayment in full and termination of our then-outstanding asset-backed securitization facility (the “ABS facility”) and collateralizing our outstanding letters of credit with cash; and

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

The table below summarizes the cash flow activity as it related to the restructuring as of July 22, 2011:

(in millions)
Sources of Funds		Uses of Funds
Issuance of Series B Notes	$100.0	Retirement of ABS facility borrowings	$164.2
Borrowings on the ABL facility	255.0	Restricted amounts held in escrow – Standby Letter of Credit Agreement	64.7
Additional borrowings under the revolving credit facility	18.5	Fees, expenses and original issue discount of restructuring	57.0
Company cash	2.4	Restricted amounts held in escrow – ABL facility	90.0

Total sources of funds	$375.9	Total uses of funds	$375.9

Following the restructuring, we amended and restated our certificate of incorporation on September 16, 2011 such that, among other things, all of our outstanding Series B Preferred Stock issued in the restructuring automatically converted into shares of our common stock and effected a one-for 300 reverse stock split on December 1, 2011.

Credit Facilities

We currently have two primary credit facilities that we utilize to support our liquidity needs: the amended and restated credit agreement and an asset-backed lending facility. We have set forth a brief description of each of these facilities below. For ease of reference, we sometimes collectively refer to these agreements herein as our “credit facilities.”

Amended and Restated Credit Agreement

— Overview: Our amended and restated credit agreement provides for a term loan in an aggregate principal amount of $307.4 million and a letter of credit facility of up to $437.0 million. No amounts under the term loan, once repaid, may be reborrowed. New letters of credit may be issued in substitution or replacement of the rollover letters of credit for the same or a substantially similar purpose substantially concurrently with (and in any event within twenty days of) such substitution or replacement. As of December 31, 2011, there was an aggregate of $303.1 million drawn under the term loan and $437.0 million of outstanding letters of credit. Certain material provisions of the amended and restated credit agreement are summarized below:

— Maturity and Amortization: The term loan and, subject to the ability to replace or substitute letters of credit, the letters of credit, will mature on March 31, 2015. The term loan will not amortize.

— Interest and Fees: The term loan, at our option, bears interest at either (x) 5.50% in excess of the alternate base rate (i.e., the greater of the prime rate and the federal funds effective rate in effect on such day plus 1/2 of 1%) in effect from time to time, or (y) 6.50% in excess of the London interbank offer rate (adjusted for maximum reserves). The London interbank offer rate will be subject to a floor of 3.50% and the alternate base rate will subject to a floor of the then-applicable London interbank offer rate plus 1.0%. The stated interest rate applicable on December 31, 2011 was 10%.

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

— Guarantors: All our obligations under the credit agreement are unconditionally guaranteed by our U.S. subsidiaries (other than the ABL Borrower (as defined below) or (for one year and two days following the closing) the existing special purpose subsidiary that was a borrower under our ABS facility) (collectively, the “Guarantors”).

— Collateral: The collateral securing the obligations under the credit agreement and guarantees entered into pursuant thereto includes, subject to certain customary exceptions, all shares of capital stock of (or other ownership equity interests in) and intercompany debt owned by the Company and each present and future Guarantor and substantially all present and future property and assets of the Company or each Guarantor, except to the extent a security interest would result in a breach, termination or default by the terms of the collateral being granted.

The liens on the collateral securing the obligations under the credit agreement and guarantees entered into pursuant thereto are junior to the liens securing the obligations under the Contribution Deferral Agreement solely with respect to certain parcels of owned real property on which the pension funds have a senior lien and certain other customary permitted liens.

— Mandatory Prepayments: The credit agreement includes the following mandatory prepayments (none of which shall be subject to a reinvestment right except as set forth below):

•

75% of the net cash proceeds from certain asset sales (but, in any event, excluding casualty and condemnation events and certain other customary exceptions), except that no prepayment is required with respect to up to $10 million of net cash proceeds from non real estate asset sales in any fiscal year to the extent reinvested in assets useful to the business;

•	50% of Excess Cash Flow as defined in the credit agreement swept on an annual basis;

•	50% of net cash proceeds from equity issuances (subject to certain exceptions, including equity issuances to finance capital expenditures); and

•	100% of cash proceeds from debt issuances that are not permitted by the credit agreement.

— Covenants: The credit agreement requires us and our subsidiaries to comply with customary affirmative, negative and financial covenants. The financial covenants include maintenance of a maximum total leverage ratio, minimum interest coverage ratio, minimum adjusted EBITDA and maximum capital expenditures (each as defined in the credit agreement) as defined below and minimum available cash, which includes unrestricted cash in which the administrative agent has a perfected first priority lien and the available commitment under the ABL facility (as defined below), of $50,000,000 at all times (subject to a cure period). On February 27, 2012, the Company entered into an amendment to the credit agreement to waive the requirement that the Company provide audited financial statements without a going concern or similar qualification with respect to the fiscal year ended December 31, 2011.

Four Consecutive Fiscal Quarters Ending	Maximum Total Ratio	Minimum Interest Coverage Ratio	Minimum Consolidated Adjusted EBITDA (in millions)
December 31, 2011	N/A	N/A	$125
March 31, 2012	9.00 to 1.00	1.00 to 1.00	$160
June 30, 2012	9.30 to 1.00	1.10 to 1.00	$160
September 30, 2012	7.00 to 1.00	1.40 to 1.00	$210
December 31, 2012	5.90 to 1.00	1.70 to 1.00	$250
March 31, 2013	5.30 to 1.00	1.80 to 1.00	$275
June 30, 2013	4.60 to 1.00	2.20 to 1.00	$325
September 30, 2013	4.00 to 1.00	2.50 to 1.00	$370
December 31, 2013	3.60 to 1.00	2.80 to 1.00	$415
March 31, 2014	3.30 to 1.00	3.00 to 1.00	$450
June 30, 2014	3.20 to 1.00	3.20 to 1.00	$475
September 30, 2014	3.00 to 1.00	3.30 to 1.00	$495
December 31, 2014	3.10 to 1.00	3.30 to 1.00	$495

The maximum capital expenditures covenant is subject to a 50% carry-forward of unused amounts to the immediately succeeding fiscal year and use of the available basket amount:

Period	Maximum Capital Expenditures (in millions)
For the four consecutive fiscal quarters ending December 31, 2012	$200
For the four consecutive fiscal quarters ending December 31, 2013	$250
For the four consecutive fiscal quarters ending December 31, 2014	$355
For the fiscal quarter ending March 31, 2015	$90

As of December 31, 2011, the Company was in compliance with its financial covenants.

ABL Facility

— Overview: Our ABL facility provides for a $225.0 million ABL last-out term loan facility (the “Term B facility”) and a $175.0 million ABL first-out term loan facility (the “Term A facility”). For ease of reference, we collectively refer to these term loan facilities as our “ABL facility”. The ABL facility terminates on September 30, 2014 (the “Termination Date”). Pursuant to the terms of the ABL facility, YRC Freight, Holland and Reddaway (each, one of our subsidiaries and each, an “Originator”) will each sell, on an ongoing basis, all accounts receivable originated by that Originator to YRCW Receivables LLC, a bankruptcy remote, wholly owned subsidiary of the Company, which we refer to herein as the “ABL Borrower.”

— Availability: The aggregate amount available under the ABL facility is subject to a borrowing base equal to 85% of Net Eligible Receivables, plus 100% of the portion of the ABL facility that has been cash collateralized, minus reserves established by the Agent in its permitted discretion. “Net Eligible Receivables” means, as of any day, the outstanding balance of eligible receivables, and reduced by specified concentration limits and unapplied cash. As of December 31, 2011, there was an aggregate of $224.4 million drawn under the Term B facility and $60.0 million under the Term A facility. Subject to certain limitations, including compliance with the borrowing base, the ABL Borrower is entitled to request additional borrowings under the Term A facility in an aggregate amount not to exceed $175.0 million prior to the Termination Date. On February 27, 2012, the Company entered into an amendment to the ABL facility to clarify the calculation of the required reserves under the ABL facility.

— Interest and Fees: Interest on outstanding borrowings is payable at a rate per annum equal to the reserve adjusted LIBOR rate (which is the greater of the adjusted LIBOR rate and 1.50%) or the “ABR Rate” (which is the greatest of the applicable prime rate, the federal funds rate plus 0.5%, and the LIBOR rate plus 1.0%) plus an applicable margin, which, for loans under the Term A facility are equal to

7.00% for LIBOR rate advances and 6.00% for ABR Rate advances, and for loans under the Term B facility are equal to 9.75% for LIBOR rate advances and 8.75% for ABR Rate advances. The stated interest rates applicable on December 31, 2011 were 8.5% for loans under Term A facility and 11.25% for loans under the Term B facility. We are required to pay a commitment fee equal to 7.00% per annum on the average daily unused portion of the commitment in respect of the Term A facility.

— Collateral: The ABL facility is secured by a perfected first priority security interest in and lien (subject to permitted liens) upon all accounts receivable (and the related rights) of the ABL Borrower, together with deposit accounts into which the proceeds from such accounts receivable are remitted (collectively, the “ABL Collateral”).

Pursuant to the terms of the ABL facility, we were required to deposit an aggregate amount equal to $90.0 million into escrow accounts to secure our obligations under the ABL facility, which we expect such amount to remain in escrow for the term of the ABL facility; this amount is included in “Restricted amounts held in escrow”, a non-current asset on the Consolidated Balance Sheet.

Pursuant to the terms of a standstill agreement, certain trucks, other vehicles, rolling stock, terminals, depots or other storage facilities, in each case, whether leased or owned, are subject to a standstill period in favor of the collateral agent, the administrative agent and the other secured parties under the ABL facility for a period of 10 business days (absent any exigent circumstances arising as a result of fraud, theft, concealment, destruction, waste or abscondment) with respect to the exercise of rights and remedies by the secured parties with respect to those assets under our other material debt agreements.

— Mandatory Prepayments: The ABL facility is subject to payment on the following terms:

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

•

subject to specified exceptions, loans under the Term B facility may be voluntarily prepaid only upon the termination of commitments under the Term A facility and payment in full of all loans thereunder; and

•

loans under the Term A facility and the commitments in respect thereof (i) may not be prepaid and or terminated on or prior to the first anniversary of the closing date and (ii) are subject to a 1% prepayment premium after the first anniversary but on or prior to the second anniversary of the closing date.

— Covenants: The ABL facility contains certain affirmative and negative covenants and “Termination Events,” including, without limitation, specified minimum consolidated adjusted EBITDA, unrestricted cash and capital expenditure trigger events (that are consistent with the credit agreement), and certain provisions regarding borrowing base reporting and delivery of financial statements. On February 27, 2012, the Company entered into an amendment to the ABL facility to, among other things, waive the requirement that the Company provide audited financial statements without a going concern or similar qualification with respect to the fiscal year ended December 31, 2011.

Other Financing Arrangements

We are currently party to a number of other financing arrangements, most of which we entered into in connection with the restructuring. Each of our material financing arrangements is briefly summarized below.

Amended and Restated Contribution Deferral Agreement

— Overview: Certain of our subsidiaries are parties to the amended and restated of the contribution deferral agreement (the “A&R CDA”) with certain multiemployer pension funds named therein (collectively, the “Funds”) pursuant to which we are permitted to continue to defer pension payments and deferred interest owed to such Funds as of July 22, 2011 (each, “Deferred Pension Payments” and “Deferred Interest”). The A&R CDA is scheduled to mature on March 31, 2015, and there is no mandatory amortization prior to that time. The Deferred Pension Payments and Deferred Interest bears interest at a rate, with respect to each Fund, per annum as set forth in its trust documentation as of February 28, 2011. The interest rates applicable as of December 31, 2011 range from 3.0% to 18.0%.

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

— Collateral: The Funds maintain their first lien on existing first priority collateral. The Funds allow the secured parties under the Series A Indenture and Series B Indenture (as each are defined below) a second lien behind the secured parties to the credit agreement on certain properties and the Funds have a third lien on such collateral.

— Most Favored Nations: If any of the obligors enter into an amendment, modification, supplementation or alteration of the credit agreement after July 22, 2011 that imposes any mandatory prepayment, cash collateralization, additional interest or fee or any other incremental payment to the lenders thereunder not required as of July 22, 2011, the primary obligors are required to pay the Funds 50% of a proportionate additional payment in respect of the Deferred Pension Payments and Deferred Interest, with certain exceptions.

— Guarantors: The A&R CDA is guaranteed by USF Glen Moore Inc. and Transcontinental Lease, S. de R.L. de C.V.

Standby Letter of Credit Agreement

On July 22, 2011, we entered into a Standby Letter of Credit Agreement with Wells Fargo, National Association (“Wells Fargo”) pursuant to which Wells Fargo issued one replacement letter of credit and permitted an existing letter of credit to remain outstanding and we pledged certain deposit accounts and securities accounts (collectively, the “Pledged Accounts”) to Wells Fargo to secure its obligations in respect of the letters of credit. We are required to maintain an amount equal to at least 101% of the face amount of the letters of credit in the Pledged Accounts. As of December 31, 2011, the Pledge Accounts were equal to $59.7 million and are included in “Restricted amounts held in escrow”, as current assets on the Consolidated Balance Sheet. We are required to pay (quarterly in arrears) a fee equal to 1.0% per annum on the average daily amount available to be drawn under each letter of credit during such quarter and expenses in connection with the issuance and maintenance of the letters of credit. The total amount of letters of credit outstanding under the Standby LC Agreement was $59.7 million as of December 31, 2011.

Series A Notes and Series B Notes

On July 22, 2011, we issued $140.0 million in aggregate principal amount of the Series A Notes and $100.0 million in aggregate principal amount of the Series B Notes.

Series A Notes

The Series A Notes bear interest at a stated rate of 10% per year and mature on March 31, 2015. Interest is payable on a semiannual basis in arrears only in-kind through the issuance of additional Series A Notes. As of December 31, 2011, there was $146.3 million in aggregate principal amount of Series A Notes outstanding, after giving effect to the payment in-kind of interest on the Series A Notes.

The Series A Notes are convertible into our common stock beginning July 22, 2013. After such time, subject to certain limitations on conversion and issuance of shares, holders may convert any outstanding Series A Notes into shares of our common stock at the conversion price per share of approximately $34.02 and a conversion rate of 29.4067 common shares per $1,000 of the Series A Notes.

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

The indenture governing the Series A Notes contains covenants limiting, among other things, us and our restricted subsidiaries’ ability to (i) create liens on assets and (ii) merge, consolidate or sell all or substantially all of our and our guarantor’s assets.

The Series A Notes are guaranteed by all of our domestic subsidiaries that guarantee obligations under the credit agreement. The Series A Notes and the guarantees of the Series A Notes are our and the guarantors’ senior obligations and are secured by junior priority liens on substantially the same collateral securing the credit agreement (other than any leasehold interests and equity interests of subsidiaries to the extent such pledge of equity interests would require increased financial statement reporting obligations pursuant to Rule 3-16 of Regulation S-X). As of December 31, 2011, the common stock of our largest operating companies, such as YRC Inc., Holland, New Penn and Reddaway, would be excluded as collateral under these kick-out provisions.

Series B Notes

The Series B Notes bear interest at a stated rate of 10% per year and mature on March 31, 2015. Interest is payable on a semiannual basis in arrears only in-kind through the issuance of additional Series B Notes. As of December 31, 2011, there was $98.0 million in aggregate principal amount of Series B Notes outstanding, after giving effect to the payment in-kind of interest on the Series B Notes offset by $6.3 million in aggregate principal amount of Series B Notes surrendered for conversion.

The Series B Notes are convertible into our common stock, at any time at the conversion price per share of approximately $18.54 and a conversion rate of 53.9567 common shares per $1,000 of the Series B Notes (such conversion price and conversion rate applying also to the Series B Notes make whole premium). Upon conversion, holders of Series B Notes will not receive any cash payment representing accrued and unpaid interest; however, such holders will receive a make whole premium, equal to the total amount of interest received if the notes were held to their maturity, paid in shares of our common stock for the Series B Notes that were converted.

The holders of the Series B Notes are entitled to vote with our common stock on an as-converted-to-common-stock-basis, provided, that, such number of votes shall be limited to 0.0594 votes for each such share of common stock on an as-converted-to-common-stock-basis.

The Series B Indenture contains customary covenants limiting, among other things, our and our restricted subsidiaries’ ability to:

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

The Series B Notes are guaranteed by all of our domestic subsidiaries that guarantee obligations under the credit agreement. The Series B Notes and the guarantees of the Series B Notes are our and the guarantors’ senior obligations and are secured by junior priority liens on substantially the same collateral securing the credit agreement (other than any leasehold interests and equity interests of subsidiaries to the extent such pledge of equity interests would require increased financial statement reporting obligations pursuant to Rule 3-16 of Regulation S-X). As of December 31, 2011, the common stock of our largest operating companies, such as YRC Freight, Holland, New Penn and Reddaway, would be excluded as collateral under these kick-out provisions.

6% Notes

As of December 31, 2011, we had outstanding approximately $69.4 million in aggregate principal amount of 6% convertible senior notes due 2014 (the “6% notes”). Interest on the 6% notes is payable on February 15 and August 15 of each year. To the extent we are not permitted to pay interest in cash under our senior secured bank facilities or we reasonably determine that we have insufficient funds to pay interest in cash, we are permitted to pay interest through the issuance of additional shares of our common stock subject to certain conditions. Our credit agreement no longer restricts our ability to pay cash interest to holders of the 6% notes and we paid cash interest to holders of 6% notes on the August 15, 2011 interest payment date and expect to make future interest payments in cash in lieu of paying interest with shares of common stock. We may not redeem the 6% notes prior to the stated maturity.

The notes are convertible, at the holder’s option, at any time and from time to time, into shares of our common stock. The notes are currently convertible at a conversion price of $3,225 per share, which is equal to a conversion rate of approximately 3 shares per $10,000 principal amount of notes, subject to adjustment. The 6% notes indenture provides that the maximum number of shares of our common stock that can be issued in respect of the 6% notes upon conversion or with respect to the payment of interest or in connection with the make whole premium or otherwise shall be limited to 21,522 shares of common stock for $69.4 million in aggregate principal amount of the 6% notes, subject to certain adjustments. If the limit is reached, no holder is entitled to any other consideration on account of shares not issued. As of December 31, 2011, a maximum of 17,616 shares of our common stock would be available for future issuances in respect of the 6% notes. Such limitation on the number of shares of common stock issuable in respect of the 6% notes applies on a pro rata basis to the approximately $69.4 million in aggregate principal amount of outstanding 6% notes.

The 6% notes are our senior unsecured obligations and rank equally with all of our other senior indebtedness and rank senior to any of our subordinated indebtedness outstanding or incurred in the future. The 6% notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries.

Ability to Continue as a Going Concern

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our $400 million ABL facility and any prospective net operating cash flows resulting from improvements in operations. As of December 31, 2011, we had cash and cash equivalents and availability under the ABL facility of approximately $276.6 million and the borrowing base under our ABL facility was approximately $360.5 million.

Our principal uses of cash are to fund our operations, including making contributions to our single employer pension plans and the multiemployer pension funds and to meet our other cash obligations, including paying cash interest and principal for our funded debt, letter of credit fees under our credit facilities and funding capital expenditures. For the years ended December 31, 2011, 2010 and 2009, our cash flow from operating activities used net cash of $26.0 million, provided net cash of $0.7 million (inclusive of net tax refunds of $80.8 million) and used net cash of $379.3 million, respectively, and we reported net losses from continuing operations of $354.4 million, $304.7 million, and $631.7 million, respectively. In 2011, our operating revenues increased by $534 million to $4.9 billion as compared to 2010 and our operating loss decreased to $138 million in 2011 from $228 million in 2010.

Following the completion of the restructuring, we continue to have a considerable amount of indebtedness, a substantial portion of which will mature in late 2014 or early 2015, and considerable future funding obligations for our single employer pension plans and the multiemployer pension funds. As of December 31, 2011, we had approximately $1.3 billion in aggregate principal amount of outstanding indebtedness, which amount will increase over time as we continue to pay PIK interest on a portion of such indebtedness. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to service such indebtedness or pay principal when due in respect of such indebtedness. We expect our funding obligations in 2012 under our single employer pension plans will be approximately $79.7 million. Since resuming participation in June 2011, our contribution obligations for multiemployer plans increased to $48.7 million for 2011 as compared to $3.3 million for 2010 and $267.1 million for 2009. See Note 8 to our consolidated financial statements included elsewhere in this annual report for further information related to contributions to our single employer pension plans and the multiemployer pension funds. In addition, we also have, and will continue to have, substantial operating lease obligations. As of December 31, 2011, our minimum rental expense under operating leases for 2012 was $48.3 million. As of December 31, 2011, our operating lease obligations through 2025 totaled $137.3 million.

Our capital expenditures for the years ended December 31, 2011, 2010 and 2009 were $71.6 million, $19.2 million and $36.3 million. These amounts were principally used to fund replacement engines and trailer refurbishments for our revenue fleet, capitalized maintenance costs for our network facilities and technology infrastructure. In light of our recent operating results and liquidity needs, we have deferred capital expenditures and expect to continue to do so for the foreseeable future, including the next twelve months. As a result, the average age of our fleet has increased and we will need to update our fleet periodically.

Over the last three fiscal years, we have generated a significant amount of liquidity through the sale and leaseback of assets, the disposal of property, assets and business lines, and the deferral of payments of our multi-employer pension contributions and payments of interest and fees under our credit agreement. We generated net proceeds from the sale and leaseback of assets and the disposal of property, assets and business lines of $76.4 million, $166.6 million and $496.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, and had net borrowings $272.1 million during 2011, net repayments of $53.5 million in 2010 and net borrowings of $83.5 million during 2009, under the Company’s credit facilities which included required mandatory debt repayments.

We deferred payment of $4.4 million and $171.4 million of multi-employer pension contributions during the years ended December 31, 2010 and 2009 respectively, converting that contribution deferral obligation into an interest-bearing debt secured by certain real estate. Net proceeds from the sales of secured real estate were used to pay down the contribution deferral obligation to $140.2 million at December 31, 2011. We also deferred payment of interest and fees under our credit agreement of $43.6 million, $93.2 million and $31.3 million during the years ended December 31, 2011, 2010 and 2009, respectively, and we exchanged $165 million of our credit agreement obligation for equity as part of our July 2011 restructuring.

As previously discussed, the credit facilities require us to comply with certain financial covenants, including maintenance of a maximum total leverage ratio, minimum interest coverage ratio, minimum adjusted EBITDA and maximum capital expenditures. Adjusted EBITDA, as defined our credit facilities, is a measure that reflects the Company’s earnings before interest, taxes, depreciation, and amortization expense, and further adjusted for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring profession fees and results of permitted dispositions and discontinued operations. We were in compliance with each of these covenants as of and for the four quarters ended December 31, 2011.

During the next twelve months, the thresholds required under these financial covenants are subject to significant step-ups, including, for example, a minimum adjusted EBITDA of the following:

•	$160 million for the four quarters ending March 31, 2012 and June 30, 2012,

•	$210 million for the four quarters ending September 30, 2012,

•	$250 million for the four quarters ending December 31, 2012 and

•	$275 million for the four quarters ending March 31, 2013.

Our adjusted EBITDA (as defined in our credit facilities) for the four quarters ended December 31, 2011 was $159.2 million as compared to the covenant requirement of $125 million.

Our current management forecast indicates that our operating results are not expected to improve at a rate sufficient for us to meet these stepped-up minimum covenant thresholds beginning in the second quarter of 2012. In addition, we have a covenant compliance risk prior to the second quarter of 2012. As a result, our operating results would have to improve beyond our current expectations for us to remain in compliance with these more stringent financial covenants. Our operating results are impacted by a number of factors, many of which are outside of our control, and as a result, we cannot provide any assurances that this will be the case. In the event that we fail to meet these financial covenants, we will need to seek an amendment or waiver from our lenders or otherwise we will be in default under our credit facilities, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to collateral. In the event that our lenders under our credit facilities demand payment, we will not have sufficient cash and cash flows from operations to repay such indebtedness. In addition, a default under our credit facilities or the lenders exercising their remedies thereunder would trigger cross-default provisions in our other indebtedness and certain other operating agreements. Our ability to amend our credit facilities or otherwise obtain waivers from our lenders depends on matters that are outside of our control and there can be no assurance that we will be successful in that regard.

Our ability to continue as a going concern over the next twelve months is dependent on a number of factors, many of which are outside of our control. These factors include:

•	our operating results, pricing and shipping volumes must continue to improve at a rate significantly better than what we have achieved in our recent financial results;

•

we must continue to comply with covenants and other terms of our credit facilities so as to have access to the borrowings available to us under such credit facilities or otherwise obtain lender approval to modify those covenants;

•	our anticipated cost savings under our labor agreements, including wage reductions and savings due to work rule changes, must continue;

•	we must complete real estate sale transactions as anticipated;

•	we must continue to defer purchases of replacement revenue equipment or secure suitable lease financing arrangements for such replacement revenue equipment;

•	we must continue to implement and realize substantial cost savings measures to match our costs with business levels and to continue to become more efficient;

•

we must continue to carefully manage receipts and disbursements, including amounts and timing, focusing on reducing days sales outstanding for trade receivables and managing days outstanding for trade payables; and

•

we must be able to generate operating cash flows that are sufficient to provide for additional cash requirements for pension contributions to single-employer and multiemployer pension plans, cash interest on debt and for capital expenditures or additional lease payments for new revenue equipment.

There can be no assurance that management will be successful or that such plans will be achieved. We expect to continue to monitor our liquidity, work to alleviate these uncertainties and address our cash needs through a combination of one or more of the following actions:

•	we will continue to aggressively seek additional and return business from customers;

•	we will continue to attempt to reduce our escrow deposits and letter of credit collateral requirements related to our self-insurance programs;

•	if appropriate, we may sell additional equity or pursue other capital market transactions; and

•	we may consider selling additional assets or business lines, which would require lenders’ consent in certain cases.

The Company has experienced recurring net losses from continuing operations and operating cash flow deficits. Our ability to continue as a going concern is dependent on many factors, including among others, improvements in our operating results necessary to comply with our existing debt covenant requirements, or modify our existing debt covenant requirements and achieve the operating results necessary to comply with the modified covenants. These conditions raise significant uncertainty about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the foregoing uncertainties.

10. Debt and Financing

Total debt consisted of the following:

As of December 31, 2011 (in millions)	Par Value	Premium/ (Discount)	Book Value	Stated Interest Rate	Effective Interest Rate
Restructured term loan	$303.1	$98.9	$402.0	10.0%	0.0%
ABL facility – Term A (capacity $175, borrowing base $136.1, availability $76.1)	60.0	(7.6)	52.4	8.5%	51.5%
ABL facility – Term B	224.4	(12.4)	212.0	11.25%	14.7%
Series A Notes	146.3	(35.0)	111.3	10.0%	18.3%
Series B Notes	98.0	(37.1)	60.9	10.0%	25.6%
6% convertible senior notes	69.4	(10.3)	59.1	6.0%	15.5%
Pension contribution deferral obligations	140.2	(0.6)	139.6	3.0-18.0%	5.2%
Lease financing obligations	315.2	—	315.2	10.0-18.2%	11.9%
5.0% and 3.375% contingent convertible senior notes	1.9	—	1.9	5.0% and 3.375%	5.0% and 3.375%
Other	0.3	—	0.3

Total debt	$1,358.8	$(4.1)	$1,354.7

Current maturities of ABL facility – Term B	(2.3)	—	(2.3)
Current maturities of 5.0% and 3.375% contingent convertible senior notes and other	(2.2)	—	(2.2)
Current maturities of lease financing obligations	(5.0)	—	(5.0)

Long-term debt	$1,349.3	$(4.1)	$1,345.2

As of December 31, 2010 (in millions)	Par Value	Premium/ (Discount)	Book Value
Revolving credit facility	$142.9	$—	$142.9
Term loan	257.1	0.7	257.8
ABS borrowings, secured by accounts receivable (capacity $325.0)	122.8	—	122.8
6% convertible senior notes	69.4	(13.3)	56.1
Pension contribution deferral obligations	139.1	—	139.1
Lease financing obligations	338.4	—	338.4
5.0% and 3.375% contingent convertible senior notes	1.9	—	1.9
Other	1.1	—	1.1

Total debt	$1,072.7	$(12.6)	$1,060.1

Current maturities of 5.0% and 3.375% contingent convertible senior notes and other	(2.9)	—	(2.9)
Current maturities of lease financing obligations	(4.4)	—	(4.4)
Current maturities of pension contribution deferral obligations	(92.7)	—	(92.7)
ABS borrowings	(122.8)	—	(122.8)

Long-term debt	$849.9	$(12.6)	$837.3

Restructuring of Debt Obligations

On July 22, 2011, we completed our financial restructuring. The key terms of the financial restructuring, including terms of the debt and equity instruments issued, are further described in Note 9 to our consolidated financial statements. The accounting treatment for such financial restructuring is described below.

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

The following table shows carrying amounts of the Credit Agreement prior to the restructuring and carrying amounts of the securities outstanding upon effecting the exchange and the Credit Agreement modification described above, including related embedded derivatives recorded at fair value:

Credit Agreement Prior to Restructuring	(in millions)	Securities and Indebtedness Post- Restructuring	(in millions)
Principal amount of term loan	$251.6	Principal amount of restructured term loan	$307.4
Outstanding revolving credit facility	192.0	Premium on restructured term loan	114.0
Deferred interest and fees	168.8	Principal amount of Series A Notes	140.0

Amounts due under the Credit Agreement	612.4	Discount on Series A Notes	(37.4)
Unamortized debt issuance costs	(33.3)	Conversion feature in Series A Notes	12.4
Premium on term loan	0.5	Series B Preferred Stock	43.2

Basis of Credit Agreement allocated in troubled debt restructuring	$579.6	Basis of Credit Agreement allocated in troubled debt restructuring	$579.6

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

The fair value of 3,717,948 shares of Series B Preferred Stock issued in exchange for amounts due under our Credit Agreement, $43.2 million, was based on a contemporaneous valuation, whereas an estimated enterprise value was first calculated using assumptions related to market multiples of earnings, a market approach which is a Level 3 fair value measurement. The estimated enterprise value was then reduced by the fair value of our debt instruments post-restructuring, with the residual allocated to our Series B Preferred Stock and common stock. See further discussion regarding our Series B Preferred Stock in Note 14 to our consolidated financial statements.

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

On September 16, 2011, the Company held a special meeting of shareholders at which the Company’s amended and restated certificate of incorporate was approved and the number of authorized common shares increased to allow for the conversions. This increase provided sufficient authorized common shares to satisfy the conversion feature in the Series A Notes, and thus the conversion feature in the Series A Notes was no longer required to be bifurcated and presented as a derivative liability. The conversion feature was adjusted to a fair value of $26.5 million on September 16, 2011, with the change of $14.1 million recorded as ‘Fair value adjustment on derivative liabilities’ in the accompanying statements of consolidated operations. The $26.5 million fair value of the conversion feature was then reclassified as an equity-classified derivative within ‘Capital surplus’ in the accompanying consolidated balance sheet.

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

Restructured Contribution Deferral Agreement

In connection with the restructuring, we entered into the A&R CDA with certain multiemployer pension funds to which we contribute. Such amendment, among other things, revised the final maturity date from December 31, 2012 to March 31, 2015 for amounts outstanding at the date of the restructuring, converted accrued interest ($4.5 million) at the time of the restructuring to principal, and increased the interest rate for the Central States Pension Fund, which represents 64.3% of the total amount outstanding under the CDA, to 7.5%. The impact of this element of the restructuring on our accompanying consolidated balance sheet was primarily limited to the reclassification of current obligations to non-current liabilities, due to the change in maturity date for all principal to March 31, 2015.

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

On September 16, 2011, the Company held a special meeting of shareholders to approve the Company’s amended and restated certificate of incorporation was approved and the number of authorized common shares to allow for the conversions. This increase provided sufficient authorized common shares to satisfy the conversion feature in the Series B Notes, and thus the conversion feature in the Series B Notes was no longer required to be bifurcated and presented as a derivative liability. The conversion feature was adjusted to a fair value of $106.8 million on September 16, 2011, with the change of $65.1 million recorded as ‘Fair value adjustment on derivative liabilities’ in the accompanying statements of consolidated operations. The $106.8 million fair value of the conversion feature was then reclassified as an equity-classified derivative within ‘Capital surplus’ in the accompanying consolidated balance sheet.

We allocated $2.1 million of professional fees to this element of the restructuring. Such costs have been recorded as unamortized deferred debt costs in “Other assets” in the accompanying consolidated balance sheet and will be recognized as interest expense over the term of the Series B Notes.

Conversion of Series B Notes

During 2011 $6.3 million aggregate principal amount of Series B Notes converted into 0.5 million shares of common stock. Upon conversion, we recorded $5.1 million of additional interest expense representing the $2.6 million make whole premium and $2.5 million of accelerated amortization of the discount on the Series B Notes converted.

From January 1, 2012 through February 20, 2012, $0.8 million aggregate principal amount of Series B Notes converted into 0.1 million shares of common stock.

6% Notes

The 6% Notes indenture provides that the maximum number of shares of our common stock that can be issued in respect of the 6% Notes upon conversion or with respect to the payment of interest or in connection with the make whole premium or otherwise shall be limited to 21,552 shares of common stock per $69.4 million in aggregate principal amount of the 6% Notes, subject to certain adjustments. If the limit is reached, no holder is entitled to any other consideration on account of shares not issued. This limitation terminates if the holders of our common stock approve the termination of this limitation. Our credit facilities no longer restrict the Company’s ability to pay cash interest to holders of the 6% Notes. The Company paid cash interest to holders of 6% Notes on the August 15, 2011 interest payment date and expects to make future interest payments in cash in lieu of paying interest with shares of common stock. As of February 20, 2012, a maximum of 17,616 shares of the Company’s common stock would be available for future issuances in respect of the 6% Notes. Such limitation on the number of shares of common stock issuable in respect of the 6% Notes applies on a pro rata basis to the approximately $69.4 million in aggregate principal amount of outstanding 6% Notes.

Lease Financing Transactions

During 2011, 2010 and 2009, we received $9.0 million, $45.0 million and $315.5 million, respectively, in net cash proceeds from lease financing transactions with various parties. The underlying transactions included providing title of certain real estate assets to the issuer in exchange for agreed upon proceeds; however, the transactions did not meet the accounting definition of a “sale leaseback” and as such, the assets remain on our balance sheet and long-term debt (titled Lease Financing Obligations) is reflected on our balance sheet in the amount of the proceeds. We are required to make monthly lease payments, which are recorded as principal and interest payments under these arrangements, generally over a term of ten years, with effective interest rates ranging from 10% to 18.2%.

2009 Bond Exchange

On December 31, 2009, we completed exchange offers with certain holders of our outstanding debt securities (the “Exchange Offers”) whereby we exchanged 4,867 shares of our common stock and 4.3 million shares of our Class A convertible preferred stock (0.1 million shares of common stock, on an as-if converted basis) for $470.2 million in aggregate principal amount of our notes and $5.2 million of accrued interest.

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

Maturities

The principal maturities of total debt for the next five years and thereafter are as follows:

(in millions)	Restructured Term Loan	ABL Facility	Series A and Series B Notes (b)	Contingent Convertible Senior Notes	6% Contingent Senior Notes	Lease Financing Obligation (a)	Pension Deferral	Other	Total
2012	$—	$2.3	$—	$1.9	$—	$5.0	$—	$0.3	$9.5
2013	—	2.2	—	—	—	4.8	—	—	7.0
2014	—	279.9	—	—	69.4	6.2	—	—	355.5
2015	303.1	—	244.3	—	—	7.9	140.2	—	695.5
2016	—	—	—	—	—	10.5	—	—	10.5
Thereafter	—	—	—	—	—	280.8	—	—	280.8

Total	$303.1	$284.4	$244.3	$1.9	$69.4	$315.2	$140.2	$0.3	$1,358.8

(a)

Lease financing obligations subsequent to 2016 of $280.8 million represent principal cash obligations of $61.3 million and the estimated net book value of the underlying assets at the expiration of their associated lease agreements of $219.5 million.

(b)

The Series A Notes included herein exclude $54.5 million of payment in-kind interest that will be due and payable if the notes are held to maturity and the Series B Notes included herein exclude $36.6 million.

Fair Value Measurement

The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	December 31, 2011		December 31, 2010
(in millions)	Carrying amount	Fair Value	Carrying amount	Fair Value
Restructured term loan	$402.0	$216.5	$—	$—
ABL facility	264.4	268.8	—	—
Series A Notes and Series B Notes	172.2	168.7	—	—
Lease financing obligations	315.2	315.2	338.4	338.4
Credit Agreement borrowings	—	—	400.7	274.0
ABS facility borrowings	—	—	122.8	122.8
Other	200.9	139.9	198.2	116.6

Total debt	$1,354.7	$1,109.1	$1,060.1	$851.8

The fair values of the restructured term loan, ABL facility, Series A and Series B Notes, and pension contribution deferral obligations were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the 6% convertible senior notes was valued using the year end conversion price for convertible notes (level three inputs for fair value measurements). The carrying amount of the lease financing obligations approximates fair value.

11. Stock Compensation Plans

We have reserved 2.0 million shares for issuance to key management personnel and directors under the 2011 long-term incentive and equity award plan. As of December 31, 2011, 1.7 million shares remain available for issuance under this plan. The plan permits the issuance of restricted stock and share units, as well as options, stock appreciation rights, and performance stock and performance stock unit awards. Awards under the plan can be satisfied in cash or shares at the discretion of the Board of Directors. According to the plan provisions, the share units provide the holders the right to receive one share of our common stock upon vesting of one share unit. The plan requires the exercise price of any option equal to the closing market price of our common stock on the date of grant.

A summary of activity in our stock option plans is presented in the following table:

	Shares	Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic Value
	(in thousands)	Exercise Price	Term (years)	(in millions)
Outstanding at December 31, 2008	—	$—
Granted	2	35,475.00
Exercised	—	—
Forfeited / expired	—	—

Outstanding at December 31, 2009	2	$35,475.00
Granted	31	3,600.00
Exercised	—	—
Forfeited / expired	—	—

Outstanding at December 31, 2010	33	$3,680.09
Granted	—	—
Exercised	—	—
Forfeited / expired	—	—

Outstanding at December 31, 2011	33	$3,680.09	8.17	$—

Exercisable at December 31, 2011	33	$3,680.09	8.17	—

On March 1, 2010, we formalized the Second Union Employee Option Plan that provided for a grant of up to 31,000 options, including the effect of the reverse stock split, to purchase our common stock at an exercise price equal to $3,600.00 per share, of which all have been granted. As a part of the union wage reduction, we agreed to award a certain equity interest to all effected union employees. These options vested immediately, will expire 10 years from the grant date, and were exercisable upon shareholder approval, which was received on June 29, 2010, at our annual shareholder meeting.

On March 1, 2010, we also formalized the Second Union Employee Stock Appreciation Right Plan that provided for a grant of up to 35,000 cash settled stock appreciation rights (“SARs”). These SARs terminated on June 29, 2010, upon approval of the Second Union Employee Option Plan discussed above.

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

We valued the award granted under the Second Union Employee Option Plan in 2010 using the above described model with the following weighted average assumptions:

2010
Dividend yield	—%
Expected volatility	173.2%
Risk-free interest rate	0.61%
Expected option life (years)	2.0
Fair value per option	$675.00

Based on the above fair value calculation, we recognized compensation expense of $25.0 million related to these outstanding stock option awards for the year ended December 31, 2010 which is included in “Equity based compensation expense” in our accompanying statement of consolidated operations.

On January 2, 2009, we awarded our non-union employees options to purchase up to an aggregate of 703 shares of our common stock at an exercise price equal to $25,050.00 per share. The options were scheduled to vest at the rate of 25% per year and expire in 10 years. The options were granted subject to shareholder approval, which was received on May 14, 2009 at our annual shareholder meeting. Due to the effect of the reverse stock split effective December 1, 2011, there are no options outstanding under this award as of December 31, 2011.

On January 2, 2009, we also adopted a Non-Union Employee Stock Appreciation Right (“SAR”) Plan that awarded up to 703 cash settled SARs. These SARs terminated on May 14, 2009, upon the shareholder approval of the Non-Union Employee Option Plan discussed above.

We valued the award granted under the Non-Union Employee Option Plan in 2009 using the above described model with the following weighted average assumptions:

2009
Dividend yield	—%
Expected volatility	88.3%
Risk-free interest rate	1.6%
Expected option life (years)	4.0
Fair value per option	$15,450.00

Based on the above fair value calculation, we recognized compensation expense of $1.9 million related to these outstanding stock option awards for the year ended December 31, 2009 which is included in “Equity based compensation expense” in our accompanying statement of consolidated operations. Compensation expense will continue to be recognized ratably over the vesting period.

On February 12, 2009, we formalized a Union Employee Option Plan that provided for a grant of up to 1,519 options to purchase our common stock at an exercise price equal to $28,050.00 per share, of which all were granted. As a part of the union wage reduction, we agreed to award a certain equity interest to all effected union employees. These options vested immediately, were scheduled to expire 10 years from the grant date, and were exercisable after a twelve month period beginning for a substantial majority of options in February 2009. These options were granted subject to shareholder approval, which was received on May 14, 2009, at our annual shareholder meeting. Due to the effect of the reverse stock split effective December 1, 2011, there are no options outstanding under this award as of December 31, 2011.

On February 12, 2009, we also formalized the Union Employee Stock Appreciation Right Plan that provided for a grant of up to 1,519 cash settled SARs. These SARs terminated on May 14, 2009 upon the shareholder approval of the Union Employee Option Plan discussed above.

We valued the award granted under the Union Employee Option Plan in 2009 using the above described model with the following weighted average assumptions:

2009
Dividend yield	—%
Expected volatility	120.6%
Risk-free interest rate	0.9%
Expected option life (years)	2.0
Fair value per option	$14,325.00

Based on the fair value calculation above, we recognized compensation expense of $21.0 million related to these outstanding stock option awards for the year ended December 31, 2009, which is included in “Equity based compensation expense” in our accompanying statement of consolidated operations.

The following table summarizes information about stock options outstanding as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares (in thousands)	Weighted Average Remaining Contractual Years	Weighted Average Exercise price	Shares (in thousands)	Weighted Average Exercise price
$ 0.00 – 3,700.00	33	8.17	$3,680.09	33	$3,680.09

A summary of the activity of our nonvested restricted stock and share unit awards is presented in the following table:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2008	—	$—

Nonvested at December 31, 2009	—	$—

Nonvested at December 31, 2010	—	$—
Granted	271	11.60
Vested	(1)	11.60
Forfeited	—	—

Nonvested at December 31, 2011	270	$11.60

We recognize expense on a straight-line basis over the vesting term. The vesting provisions for the restricted stock and share unit awards and the related number of shares awarded during the year ended December 31 are as follows:

	Shares (in thousands)
Vesting Terms	2011	2010	2009
• 25% on January 1, 2013, 25% on the 2 year anniversary of the employment date, 25% on each employment anniversary thereafter	184	—	—
• 100% on July 27, 2013	6	—	—
• 33.3% immediately and 33.3% per year thereafter on the anniversary of the grant date	3	—	—
• 25% per year for four years	78	—	—

Total restricted stock and share units granted	271	—	—

As of December 31, 2011 and 2010, there was $3.2 million and $0.3 million, respectively of unrecognized compensation expense related to nonvested share-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 3.7 years. The fair value of nonvested shares is determined based on the closing trading price of our shares on the grant date. The fair value of shares vested during the years ended December 31, 2011 and 2010, was not material.

At December 31, 2011, none of the outstanding awards under our stock compensation plans provide dividend participation features.

Teamster 401(k) Contribution

On July 22, 2011, the Company delivered into escrow 1,282,051 shares of our Series B Preferred Stock, which were delivered from escrow on July 25, 2011, to the Teamster-National 401(k) Savings Plan for the benefit of the Company’s IBT employees. The $14.9 million fair value of the 1,282,051 shares of Series B Preferred Stock issued was based on a contemporaneous valuation, whereas an estimated enterprise value was first calculated using assumptions related to market multiples of earnings, a market approach which is a level 3 fair value measurement. The estimated enterprise value was then reduced by the fair value of our debt instruments post-restructuring, with the residual allocated to our Series B Preferred Stock and common stock. On September 16, 2011, following approval from the shareholders of the Company’s amended and restated certificate of incorporation the number of common shares increased and these preferred shares were automatically converted into 1.6 million shares of common stock.

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

Deferred tax liabilities (assets) were comprised of the following at December 31:

(in millions)	2011	2010
Depreciation	$375.2	$330.5
Prepaid expenses and other	0.9	0.3
Deferred revenue	12.4	12.2
Intangibles	45.5	29.5
Gain on debt redemption	64.5	64.8
Other	45.7	26.2

Deferred tax liabilities	544.2	463.5

Claims and insurance	(204.6)	(202.1)
Allowance for doubtful accounts	(3.8)	(5.0)
Net operating loss carryforwards	(230.5)	(147.5)
Employee benefit accruals	(238.2)	(233.1)
Revenue reserves	(3.5)	(5.3)
Other	(200.1)	(78.4)

Deferred tax assets	(880.7)	(671.4)

Valuation allowance	336.6	208.3

Net deferred tax assets	(544.1)	(463.1)

Net deferred tax liability	$0.1	$0.4

Current income tax receivable was $9.6 million and $13.3 million as of December 31, 2011 and 2010, respectively, and is included in “Prepaid expenses and other” in the accompanying balance sheets.

The Company has carried back the 2011 federal taxable loss to the extent allowed and received refunds of $8.8 million in February 2012. As of December 31, 2011, the Company has remaining Net Operating Loss carryforwards of approximately $458.2 million which will expire in 2030 and 2031 if not used. As of December 31, 2011, the Company has foreign tax credit carryforwards of approximately $15.3 million which will expire between 2014 and 2018 if not used.

As of December 31, 2011 and 2010, valuation allowances of $336.6 million and $208.3 million have been established for certain deferred tax assets because, based on available sources of future taxable income, it is more likely than not that those assets will not be realized.

A reconciliation between income taxes at the federal statutory rate and the consolidated effective tax rate follows:

	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net	(1.1)	3.8	(0.1)
Permanent differences—debt recapitalization	(6.3)	—	5.9
Valuation allowance	(35.4)	(15.1)	(12.8)
Net decrease in unrecognized tax benefits	3.7	—	—
Other, net	6.2	0.3	0.9

Effective tax rate	2.1%	24.0%	28.9%

The income tax provision (benefit) consisted of the following:

(in millions)	2011	2010	2009
Current:
Federal	$(23.9)	$3.1	$(77.0)
State	11.3	(21.1)	1.5
Foreign	5.3	1.6	6.4

Current income tax benefit	$(7.3)	$(16.4)	$(69.1)

Deferred:
Federal	$(0.2)	$(76.4)	$(154.8)
State	—	(4.9)	(31.3)
Foreign	—	1.5	(1.7)

Deferred income tax benefit	$(0.2)	$(79.8)	$(187.8)

Income tax benefit from continuing operations	$(7.5)	$(96.2)	$(256.9)

Based on the income (loss) before income taxes:
Domestic	$(366.1)	$(386.4)	$(857.4)
Foreign	4.2	(14.5)	(31.2)

Loss before income taxes from continuing operations	$(361.9)	$(400.9)	$(888.6)

Uncertain Tax Positions

A rollforward of the total amount of unrecognized tax benefits for the years ended December 31 is as follows:

(in millions)	2011	2010
Unrecognized tax benefits at January 1	$45.1	$84.8

Increases related to:
Tax positions taken during a prior period	1.2	13.3
Tax positions taken during the current period	—	—

Decreases related to:
Tax positions taken during a prior period	(15.7)	(53.0)
Settlements with taxing authorities	(3.5)	—

Unrecognized tax benefits at December 31	$27.1	$45.1

At December 31, 2011 and 2010, there are $10.6 million and $28.9 million of benefits that, if recognized, would affect the effective tax rate. We accrued interest of $1.5 million and $2.5 million for the years ended December 31 2011 and 2010 and reversed $5.7 million of previously accrued interest on uncertain tax positions during the year ended December 31, 2010 for a net reduction of $3.2 million for 2010. The reversal related primarily to a favorable resolution of a prior uncertain position. We accrued $7.0 million for the year ended December 31, 2009. The total amount of interest accrued for uncertain tax positions is $19.1 million and $17.6 million as of December 31, 2011 and 2010. During the year ended December 31, 2011, we paid tax of $3.3 million and interest of $2.2 million to settle an IRS audit of tax years 2002-04 for a consolidated group acquired in 2005 and reduced our previously recorded tax contingency accordingly. We have not accrued any penalties relative to uncertain tax positions. We have elected to treat interest and penalties on uncertain tax positions as interest expense and other operating expenses, respectively.

Reasonably possible changes in the next twelve months in the amount of unrecognized tax benefits relate to the following tax positions:

In connection with their audit of the Company’s 2005-2008 tax returns the IRS has proposed adjustments relative to certain transactions of our captive insurance company, YRC Assurance Co., Ltd. (“YRCA”). We believe the proposed adjustments are not valid and are litigating the issue. Any change by IRS to the 2005-2008 tax returns would be fully offset by a corresponding increase in the 2009 taxable loss that would be carried back to those years, resulting in no net tax exposure.

Tax years that remain subject to examination for our major tax jurisdictions as of December 31, 2011:

Statute remains open	2005-2010
Tax years currently under examination/exam completed	2005-2010
Tax years not examined	2011

13. Business Segments

We report financial and descriptive information about our reportable operating segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We evaluate performance primarily on operating income and return on invested capital.

We have the following reportable segments, which are strategic business units that offer complementary transportation services to their customers. YRC Freight includes carriers that provide comprehensive national, regional and international services. Regional Transportation is comprised of carriers that focus primarily on business opportunities in the next-day and regional delivery markets. Truckload consists of Glen Moore, a former domestic truckload carrier. On December 15, 2011, we sold a majority of the assets of Glen Moore to a third party for $18.5 million. In connection with these assets sales the operations of Glen Moore ceased. We recognized a $4.6 million loss on the sale of these assets which is included in the Truckload segment for 2011.

Effective April 1, 2010, the results of Jiayu are reflected in our consolidated results as part of the Corporate Segment.

The accounting policies of the segments are the same as those described in the Note 2 to our consolidated financial statements. We charge management fees and other corporate services to our segments based on the direct benefits received or as a percentage of revenue. Corporate and other operating losses represent operating expenses of the holding company, including compensation and benefits and professional services for all periods presented. Corporate identifiable assets primarily refer to cash, cash equivalents, technology assets and deferred debt issuance costs as well as our investment in JHJ. Intersegment revenue relates to transportation services between our segments.

Beginning in 2011, all restructuring professional fees are included in our Corporate segment. Such costs are included in our Corporate segment as they primarily relate to our financial restructuring and other financing or capital structure actions, and not the operations of our strategic business units. We have recast segment operating income (loss) for prior periods to conform to the current year measure of segment performance. Operating loss for our Corporate segment was increased by $34.0 million for the year ended December 31, 2010, for the aggregate of restructuring professional fees previously reported in our other segments. Operating loss for our YRC Freight, Regional Transportation and Truckload segments were reduced by $26.7 million, $7.0 million and $0.3 million, respectively, for the year ended December 31, 2010 for professional fees previously reported in these segments.

Revenue from foreign sources totaled $186.8 million, $170.8 million, and $164.7 million in 2011, 2010 and 2009, respectively, and is largely derived from Canada, Asia and Mexico. Long-lived assets located in foreign countries totaled $15.5 million, $19.2 million and $25.9 million at December 31, 2011, 2010 and 2009, respectively.

The following table summarizes our operations by business segment:

	YRC	Regional		Corporate /
(in millions)	Freight (a)	Transportation	Truckload	Eliminations	Consolidated
2011
External revenue	$3,203.0	$1,553.2	$86.9	$25.7	$4,868.8
Intersegment revenue	—	1.0	12.0	(13.0)	—
Operating income (loss)	(88.5)	32.9	(18.9)	(63.7)	(138.2)
Identifiable assets	1,410.0	843.6	2.7	229.5	2,485.8
Capital expenditures, net	19.1	(32.4)	17.6	(8.5)	(4.2)
Depreciation and amortization	102.9	61.6	7.9	23.3	195.7

2010
External revenue	$2,884.8	$1,352.8	$78.0	$19.0	$4,334.6
Intersegment revenue	—	1.1	31.6	(32.7)	—
Operating income (loss)	(170.3)	3.2	(10.2)	(50.6)	(227.9)
Identifiable assets	1,591.0	864.3	49.8	66.5	2,571.6
Capital expenditures, net	(69.0)	3.1	0.6	3.1	(62.2)
Depreciation and amortization	108.0	63.6	8.8	20.6	201.0
Impairment charges	3.3	2.0	—	—	5.3
Equity investment impairment	—	—	—	12.3	12.3

2009
External revenue	$3,489.3	$1,322.4	$71.5	$(12.2)	$4,871.0
Intersegment revenue	—	0.2	40.9	(41.1)	—
Operating loss	(734.4)	(126.7)	(8.7)	(12.2)	(882.0)
Identifiable assets	1,783.7	1,023.0	59.6	44.6	2,910.9
Capital expenditures, net	(88.0)	(13.2)	0.1	5.7	(95.4)
Depreciation and amortization	135.2	66.2	9.0	35.4	245.8
Equity investment impairment	—	—	—	30.4	30.4

(a)	All amounts have been retroactively restated for the tire accounting policy change. See Note 2 to our consolidated financial statements for detailed changes by line item

14. Shareholders’ Deficit

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

On September 16, 2011, the Company’s stockholders approved the following:

•

an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s capital stock from 85.0 million shares to 10.005 billion shares of which five million shares are preferred stock, par value $1.00 per share, and 10.0 billion shares are common stock, par value $0.01 per share; and

•

an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock following the effectiveness of the authorized share increase described above, at a ratio to be determined by the Company’s board of directors and within a range of one—for-50 to one-for-30; and reduce the number of authorized shares of the Company’s common stock by the reverse split ratio.

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

The board of directors approved a reverse stock split effective December 1, 2011 at a ratio of 1:300. The reverse stock split was effective on NASDAQ on December 2, 2011. Fractional shares were not issued in connection with the reverse stock split. Fractional shares were collected and pooled by our transfer agent and sold in the open market and the proceeds were allocated to the stockholders’ respective accounts pro rata in lieu of fractional shares.

See Note 2 to our consolidated financial statements for additional disclosures regarding the effects of the reverse stock split.

On February 17, 2010, the Company’s stockholders approved the following:

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

On February 17, 2010, the Company filed the amendment to its Certificate of Incorporation to increase its authorized common stock and change the par value of the stock. Effective with that amendment, 4.3 million shares of the Class A preferred stock automatically converted into 0.1 million shares of common stock at a ratio of 34.04 shares of common stock for each share of Class A preferred stock.

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

See Note 2 to our consolidated financial statements for additional disclosures regarding the effects of the reverse stock split.

As discussed in Note 9 to our consolidated financial statements, on May 3, 2010, we entered into an At Market Issuance Sales Agreement. During the three months ended June 30, 2010, we sold 6,000 shares for net proceeds of $15.4 million. No additional At the Market transactions were completed during the remaining period in 2010.

In connection with Amendment No. 18 to the ABS Facility, we paid fees to the Co-Agents (the “Closing Fees”). The Closing Fees were paid by the Company by the issuance to the Co-Agents (or their designees) of an aggregate of 3,000 shares of common stock of the Company, par value $0.01 per share, of which a portion were issued as of June 30, 2010 and the remaining were issued on July 22, 2010.

On December 31, 2009, we issued 4.3 million shares of preferred stock in exchange for certain outstanding notes. The Class A preferred stock had a par value of $1.00 per share and a liquidation preference of $50.00 per share; holders were entitled to vote with holders of common stock on an as-if converted basis. The preferred stock did not accrue dividends and was not subject to any mandatory redemption. Our preferred stock was recorded at $90.67 per share and was classified as a Level 3 instrument within the fair value hierarchy, as its valuation required substantial judgment and estimation of factors that were not observable in the market due to the lack of tracking of the preferred stock at December 31, 2009.

The following reflects the activity in the shares of our preferred and common stock for the years ended December 31:

	Preferred Shares			Common Shares
(in thousands)	2011	2010	2009	2011	2010	2009
Beginning balance	—	4,346	—	159	13	8
Issuance of Series A Voting preferred stock in exchange for debt (a)	—	—	—	—	—	—
Issuance of Series B preferred stock in exchange for debt	5,000	—	—	—	—	—
Conversion of Series B preferred stock to common stock	(5,000)	—	—	6,210	—	—
Issuance of Class A preferred stock in exchange for debt	—	—	4,346	—	—	—
Conversion of Class A preferred stock to common stock	—	(4,346)	—	—	128	—
Issuance of equity in exchange for debt	—	—	—	478	9	5
Shares issued for amendment closing fees	—	—	—	—	3	—
At the market issuances	—	—	—	—	6	—

Ending balance	—	—	4,346	6,847	159	13

(a)	One share of Series A Voting preferred stock was issued to the IBT for the right to elect two members of the Board of Directors.

Our current Credit Agreement restricts the ability of YRC Worldwide to declare dividends on its outstanding capital stock.

15. Loss per Common Share

Due to the issuance of the Class A preferred stock on December 31, 2009, we have adopted FASB ASC Topic 260-10-45-60 which provides clarification of what is meant by a “participating security” and provides guidance on applying the two-class method for computing earnings per share (“EPS”). The new preferred stock was determined to be a participating security as it could participate in dividends with common stockholders according to a predetermined formula. However, due to our current loss position and the fact that no dividends have been declared or paid in 2011 or 2010, the two class method did not impact our basic or diluted EPS calculation for any of the periods presented in the accompanying statements of consolidated operations in which the Class A preferred stock was outstanding.

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

Antidilutive options, restricted stock and share units were 302,700, 37,300 and 2,300 at December 31, 2011, 2010 and 2009, respectively. Antidilutive convertible senior note conversion shares were 24 at December 31, 2009 with no corresponding amount at December 31, 2011 and 2010. Antidilutive 6% convertible senior note conversion shares were 17,616 and 18,347 as of December 31, 2011 and 2010 with no corresponding amount at December 31, 2009. Antidilutive Series A convertible note conversion shares were 5,904,000 as of December 31, 2011 with no corresponding amount at December 31, 2010 and 2009. Antidilutive Series B convertible note conversion shares were 7,261,000 as of December 31, 2011 with no corresponding amount at December 31, 2010 and 2009.

16. Commitments, Contingencies, and Uncertainties

Financial Matters

We incur rental expenses under noncancelable lease agreements for certain buildings and operating equipment. Rental expense is charged to “Operating expense and supplies” or “Purchased transportation” on the accompanying statements of operations. Rental expense was $79.4 million, $77.4 million, and $121.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, we were committed under noncancelable lease agreements requiring minimum annual rentals payable as follows:

(in millions)	2012	2013	2014	2015	2016	Thereafter
Minimum annual rentals	$48.3	$27.9	$20.2	$12.2	$7.5	$21.2

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

As of December 31, 2011 we have approximately $42.1 million committed for capital expenditures to be completed during 2012.

401(k) Class Action Suit

Four class action complaints were filed in the U.S. District Court for the District of Kansas against the Company and certain of its current and former officers and former directors, alleging violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), based on similar allegations and causes of action. On November 17, 2009, Eva L. Hanna and Shelley F. Whitson, former participants in the Yellow Roadway Corporation Retirement Savings Plan, filed a class action complaint on behalf of certain persons participating in the plan (or plans that merged with the plan) from April 6, 2009 to the present; on December 7, 2009, Daniel J. Cambra, a participant in the Yellow Roadway Corporation Retirement Savings Plan, filed a class action complaint on behalf of certain persons participating in the plan (or plans that merged with the plan) from October 25, 2007 to the present; on January 15, 2010, Patrick M. Couch, a participant in one of the merged 401(k) plans, filed a class action complaint on behalf of certain persons participating in the plan (or plans that merged with the plan) from March 23, 2006 to the present; and on April 21, 2010, Tawana Franklin, a participant in the YRC Worldwide 401(k) Plan, filed a class action complaint on behalf of certain persons participating in the plan (or plans that merged with the plan) from October 25, 2007 to the present.

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

On March 3, 2010, the Court entered an order consolidating three of the four cases and, on April 1, 2010, the plaintiffs filed a consolidated complaint. The consolidated complaint asserts the same claims as the previously-filed complaints but names as defendants certain former officers of the Company in addition to those current and former officers and former directors that have already been named. The fourth case (Franklin) was consolidated with the first three cases on May 12, 2010. On April 6, 2011, the court certified a class consisting of all 401(k) Plan participants or beneficiaries who held YRCW stock in their accounts between October 25, 2007 and the present.

On October 31, 2011, the parties entered into a settlement agreement with respect to 401(k) Plan participants and beneficiaries who held YRCW stock in their accounts between October 25, 2007 and June 8, 2011. The agreed to settlement amount of $6.5 million will be paid entirely by our insurer. Because the case was certified as a class action, the Court must approve the settlement after providing notice to members of the class and an opportunity to be object. However, because this is a “mandatory class,” class members cannot “opt out” of the settlement. The Court has scheduled a Fairness Hearing for March 6, 2012, and notices have been sent to class members. We have every reason to believe the Court will approve the settlement. If approved, the settlement will be binding on all class members and will provide a complete release of claims as to all of the named defendants. The named defendants and their immediate family members are excluded from the class and will not share in the settlement.

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

On December 17, 2010, the U.S. District Court for the Western District of Arkansas dismissed the complaint. ABF appealed the dismissal on January 18, 2011 to the U.S. Court of Appeals for the 8th Circuit. On July 6, 2011, the Court of Appeals vacated the U.S. District Court’s dismissal of the litigation on jurisdictional grounds and remanded the case back to the U.S. District Court for further proceedings. ABF filed an amended complaint on October 12, 2011, which contains allegations consistent with the original complaint. The Company’s subsidiaries have filed a motion to dismiss the amended complaint, which is pending before the Court. The ultimate outcome of this case is not determinable. Therefore, we have not recorded any liability for this matter.

Securities Class Action Suit

On February 7, 2011, a putative class action was filed by Bryant Holdings LLC in the United States District Court for the District of Kansas on behalf of purchasers of the Company’s securities between April 24, 2008 and November 2, 2009, inclusive (the “Class Period”), seeking to pursue remedies under the Securities Exchange Act of 1934, as amended. The complaint alleges that, throughout the Class Period, the Company and certain of its current and former officers failed to disclose material adverse facts about the Company’s true financial condition, business and prospects. Specifically, the complaint alleges that defendants’ statements were materially false and misleading because they misrepresented and overstated the financial condition of the Company and caused shares of the Company’s common stock to trade at artificially inflated levels throughout the Class Period. Bryant Holdings LLC seeks to recover damages on behalf of all purchasers of the Company’s securities during the Class Period. The Company believes the allegations are without merit and intends to vigorously defend the claims. On April 8, 2011, an individual (Stan Better) and a group of investors (including Bryant Holdings LLC) filed competing motions seeking to be named the lead plaintiff in the lawsuit. The Court appointed them as co-lead plaintiffs in the lawsuit on August 22, 2011. Plaintiffs’ filed their amended complaint on October 21, 2011, which contains allegations consistent with the original complaint. The Company has filed a motion to dismiss the amended complaint, briefing of which is expected to continue through March 2012. The ultimate outcome of this case is not determinable. Therefore, we have not recorded any liability for this matter.

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

17. Related Party Transactions

On July 22, 2011, Harry Wilson was elected as a director of the Company. Mr. Wilson is Chairman and Chief Executive Officer of MAEVA Advisors, LLC (“MAEVA”) which provided certain financial advisory services in connection with the restructuring to the Joint Management and Labor Committee of the Company (the “JMLC”) pursuant to a letter agreement dated January 19, 2011 between the JMLC and MAEVA. The letter agreement was terminated effective immediately following the closing of the restructuring except for the provisions that the Company’s board of directors would consider and vote on an additional fee proposal from MAEVA for services provided to the JMLC in connection with the restructuring and the indemnification of MAEVA against losses in connection with the services provided by MAEVA under the letter agreement. The Company paid to MAEVA approximately $7.1 million pursuant to the letter agreement, all of which was expensed during the year ended December 31, 2011 with no corresponding amounts during the years ended December 31, 2010 or 2009. The payment includes a $6.0 million success fee related to the closing of the restructuring, plus reimbursement for reasonable and actual expenses. The Company paid $3.0 million of the success fee at the closing of the restructuring and the remaining $3.0 million was included in accounts payable as of December 31, 2011 and was paid in January 2012.

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

On July 22, 2011, the Company’s board of directors approved Jamie G. Pierson, an employee of A&M, to serve as interim chief financial officer of the Company, beginning on August 9, 2011. Mr. Pierson had been working with the Company since early 2009.

In connection with Mr. Pierson’s appointment, the Company entered into a letter agreement (the “Second Letter Agreement”) with A&M that terminated the Letter Agreement. Pursuant to the Second Letter Agreement, Mr. Pierson served as interim chief financial officer and additional A&M engagement personnel provided services as set forth in the Second Letter Agreement. Mr. Pierson and the other engagement personnel agreed to, among other things, assist our chief executive officer in performing a financial review of the Company, develop additional business plans and alternatives for maximizing the enterprise value of the Company, and identify and implement possible cost reduction and operations improvement opportunities. Mr. Pierson and the other engagement personnel reported directly to the Company’s board of directors and the chief executive officer, or such other officers as directed by the board of directors. The Company agreed to pay A&M between $225.00 to $775.00 per hour with respect to the services provided by the other engagement personnel and $650.00 per hour for Mr. Pierson’s services plus reimbursement for reasonable out-of-pocket expenses. In addition, the Second Letter Agreement provided for A&M to retain the $300,000 retainer initially paid, which will be credited against any amounts due at the termination of the Second Letter Agreement and returned upon satisfaction of all obligations under the Second Letter Agreement. During the years ended December 31 2011, 2010 and 2009 the Company expensed approximately $6.4 million, $8.5 million, and $12.0 million for the services of Mr. Pierson and the other personnel pursuant to the Letter Agreement, the Second Letter Agreement and the Third Letter Agreement. As of December 31, 2011 and 2010, there was $0.2 million included in accounts payable related to this agreement.

On November 3, 2011, the Company appointed Mr. Pierson as Executive Vice President and Chief Financial Officer of the Company, and he ceased being employed by A&M. The Company and A&M entered into a letter agreement (the “Third Letter Agreement”) with A&M that terminated the Second Letter Agreement. The Third Letter Agreement reflects the arrangement with respect to A&M personnel after Mr. Pierson became an employee of the Company. While employed by A&M, Mr. Pierson was, and the other engagement personnel are, independently compensated pursuant to arrangements with A&M, over which the Company has no control, and Mr. Pierson and other engagement personnel were not compensated by the Company and did not participate in any of the Company’s employee benefits.

18. Condensed Consolidating Financial Statements

Guarantees of the 6% Convertible Senior Notes Due 2014

On February 23, 2010, and August 3, 2010, we issued $70 million in aggregate principal amount of our 6% convertible senior notes due 2014 (the “6% Notes”). In connection with the 6% Notes, the following 100% owned subsidiaries of YRC Worldwide have issued guarantees in favor of the holders of the notes: YRC Inc., YRC Enterprise Services, Inc., Roadway LLC, Roadway Next Day Corporation, YRC Regional Transportation, Inc., USF Holland Inc., USF Reddaway Inc., USF Glen Moore Inc. and YRC Logistics Services, Inc. Each of the guarantees is full and unconditional and joint and several, subject to customary release provisions. Effective August 4, 2010, Global.com Lines Inc. was released as a guarantor in connection with its merger with and into YRC Logistics Global, LLC. Effective August 13, 2010, YRC Logistics, Inc. and YRC Logistics Global, LLC were released as guarantors in connection with the sale of YRC Logistics. Effective December 31, 2011, USF Sales Corporation and IMUA Handling Corporation were released as guarantors in connection with their merger with and into YRC Regional Transportation, Inc.

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

The following represents condensed consolidating financial information as of December 31, 2011 and 2010, with respect to the financial position and for the years ended December 31, 2011, 2010 and 2009, for results of operations and cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and YRCW Receivables LLC, the special-purpose entity that is associated with our ABL facility.

Condensed Consolidating Balance Sheets

December 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$142	$20	$39	$—	$201
Intercompany advances receivable	—	(46)	46	—	—
Accounts receivable, net	5	9	463	—	477
Prepaid expenses and other	92	78	(10)	—	160

Total current assets	239	61	538	—	838
Property and equipment	—	2,887	188	—	3,075
Less – accumulated depreciation	—	(1,639)	(99)	—	(1,738)

Net property and equipment	—	1,248	89	—	1,337
Investment in subsidiaries	2,228	127	(13)	(2,342)	—
Receivable from affiliate	(1,123)	645	478	—	—
Intangibles and other assets	387	216	58	(350)	311

Total assets	$1,731	$2,297	$1,150	$(2,692)	$2,486

Intercompany advances payable	$(1)	$(218)	$419	$(200)	$—
Accounts payable	31	103	17	1	152
Wages, vacations and employees’ benefits	24	173	13	—	210
Claims and insurance accruals	158	15	5	—	178
Other current and accrued liabilities	(38)	144	20	—	126
Current maturities of long-term debt	7	—	3	—	10

Total current liabilities	181	217	477	(199)	676
Payable to affiliate	—	—	150	(150)	—
Long-term debt, less current portion	1,083	—	262	—	1,345
Deferred income taxes, net	176	(149)	5	—	32
Pension and postretirement	440	—	—	—	440
Claims and other liabilities	347	5	—	—	352
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(496)	2,224	260	(2,343)	(355)
Non-controlling interest	—	—	(4)	—	(4)

Total Shareholders’ equity (deficit)	(496)	2,224	256	(2,343)	(359)

Total liabilities and shareholders’ equity (deficit)	$1,731	$2,297	$1,150	$(2,692)	$2,486

December 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$120	$10	$13	$—	$143
Intercompany advances receivable	—	(38)	38	—	—
Accounts receivable, net	9	2	431	—	442
Prepaid expenses and other	(46)	240	(11)	—	183

Total current assets	83	214	471	—	768
Property and equipment	—	3,052	188	—	3,240
Less – accumulated depreciation	—	(1,619)	(91)	—	(1,710)

Net property and equipment	—	1,433	97	—	1,530
Investment in subsidiaries	2,226	130	31	(2,387)	—
Receivable from affiliate	(549)	840	(291)	—	—
Intangibles and other assets	327	230	67	(350)	274

Total assets	$2,087	$2,847	$375	$(2,737)	$2,572

Intercompany advances payable	$121	$269	$(190)	$(200)	$—
Accounts payable	20	96	31	—	147
Wages, vacations and employees’ benefits	25	158	13	—	196
Claims and insurance accruals	159	15	3	—	177
Other current and accrued liabilities	100	168	8	—	276
Current maturities of long-term debt	99	—	124	—	223

Total current liabilities	524	706	(11)	(200)	1,019
Payable to affiliate	—	—	150	(150)	—
Long-term debt, less current portion	837	—	—	—	837
Deferred income taxes, net	75	34	10	—	119
Pension and postretirement	448	—	—	—	448
Claims and other liabilities	354	6	—	—	360
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(151)	2,101	228	(2,387)	(209)
Non-controlling interest	—	—	(2)	—	(2)

Total Shareholders’ equity (deficit)	(151)	2,101	226	(2,387)	(211)

Total liabilities and shareholders’ equity (deficit)	$2,087	$2,847	$375	$(2,737)	$2,572

Condensed Consolidating Statements of Operations

For the year ended December 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$4,430	$439	$—	$4,869

Operating expenses:
Salaries, wages and employees’ benefits	4	2,599	211	—	2,814
Operating expenses and supplies	33	1,060	102	—	1,195
Purchased transportation	—	450	85	—	535
Depreciation and amortization	—	176	19	—	195
Other operating expenses	10	250	16	—	276
Gains on property disposals, net	—	(8)	—	—	(8)

Total operating expenses	47	4,527	433	—	5,007

Operating income (loss)	(47)	(97)	6	—	(138)

Nonoperating (income) expenses:
Interest expense	122	(1)	35	—	156
Other, net	345	(161)	(116)	—	68

Nonoperating (income) expenses, net	467	(162)	(81)	—	224

Income (loss) from continuing operations before income taxes	(514)	65	87	—	(362)
Income tax provision (benefit)	(20)	(13)	25	—	(8)

Net income (loss) from continuing operations	(494)	78	62	—	(354)
Net loss from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	(494)	78	62	—	(354)
Less: Net loss attributable to non-controlling interest	—	—	(3)	—	(3)

Net income (loss) attributable to YRC Worldwide Inc.	$(494)	$78	$65	$—	$(351)

For the year ended December 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$3,942	$397	$(4)	$4,335

Operating expenses:
Salaries, wages and employees’ benefits	14	2,478	211	—	2,703
Operating expenses and supplies	(14)	885	74	—	945
Purchased transportation	—	389	71	(4)	456
Depreciation and amortization	—	185	15	—	200
Other operating expenses	4	230	14	—	248
Gains on property disposals, net	—	3	2	—	5
Impairment charges	—	—	5	—	5

Total operating expenses	4	4,170	392	(4)	4,562

Operating income (loss)	(4)	(228)	5	—	(227)

Nonoperating (income) expenses:
Interest expense	130	(3)	32	—	159
Equity investment impairment	—	—	12	—	12
Other, net	196	(123)	(71)	—	2

Nonoperating (income) expenses, net	326	(126)	(27)	—	173

Income (loss) from continuing operations before income taxes	(330)	(102)	32	—	(400)
Income tax provision (benefit)	101	(218)	22	—	(95)

Net income (loss) from continuing operations	(431)	116	10	—	(305)
Net income (loss) from discontinued operations, net of tax	—	(24)	1	—	(23)

Net income (loss)	(431)	92	11	—	(328)
Less: Net loss attributable to non-controlling interest	—	—	(2)	—	(2)

Net income (loss) attributable to YRC Worldwide Inc.	$(431)	$92	$13	$—	$(326)

For the year ended December 31, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$4,493	$390	$(12)	$4,871

Operating expenses:
Salaries, wages and employees’ benefits	36	3,340	216	—	3,592
Operating expenses and supplies	(32)	1,042	121	—	1,131
Purchased transportation	—	438	60	(12)	486
Depreciation and amortization	—	229	17	—	246
Other operating expenses	2	292	16	—	310
Gains on property disposals, net	—	(11)	(1)	—	(12)

Total operating expenses	6	5,330	429	(12)	5,753

Operating loss	(6)	(837)	(39)	—	(882)

Nonoperating (income) expenses:
Interest expense	115	13	34	—	162
Equity investment impairment	—	—	30	—	30
Gain on debt redemption, net	(194)	—	—	—	(194)
Interest income	—	—	(1)	—	(1)
Other, net	70	(50)	(10)	—	10

Nonoperating (income) expenses, net	(9)	(37)	53	—	7

Income (loss) from continuing operations before income taxes	3	(800)	(92)	—	(889)
Income tax provision (benefit)	56	(316)	3	—	(257)

Net loss from continuing operations	(53)	(484)	(95)	—	(632)
Net income from discontinued operations, net of tax	—	10	2	—	12

Net loss	$(53)	$(474)	$(93)	$—	$(620)

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(335)	$264	$45	$—	$(26)

Investing activities:
Acquisition of property and equipment	—	(67)	(4)	—	(71)
Proceeds from disposal of property and equipment	—	66	1	—	67
Disposition of affiliate	—	1	(1)	—	—
Restricted amounts held in escrow	(156)	—	—	—	(156)
Other	2	—	1	—	3

Net cash provided by (used in) investing activities	(154)	—	(3)	—	(157)

Financing activities:
Asset-backed securitization borrowings (payments), net	—	—	(123)	—	(123)
Issuance of long-term debt	179	—	263	—	442
Repayment of long-term debt	(46)	—	(1)	—	(47)
Debt issuance costs	(23)	—	(7)	—	(30)
Equity issuance costs	(1)	—	—	—	(1)
Intercompany advances / repayments	402	(254)	(148)	—	—

Net cash provided by (used in) financing activities	511	(254)	(16)	—	241

Net increase in cash and cash equivalents	22	10	26	—	58
Cash and cash equivalents, beginning of year	120	10	13	—	143

Cash and cash equivalents, end of year	$142	$20	$39	$—	$201

For the year ended December 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(141)	$19	$123	$—	$1

Investing activities:
Acquisition of property and equipment	—	(18)	(1)	—	(19)
Proceeds from disposal of property and equipment	—	76	10	—	86
Disposition of affiliate	43	—	(9)	—	34
Other	2	—	3	—	5

Net cash provided by investing activities	45	58	3	—	106

Financing activities:
Asset-backed securitization borrowings (payments), net	—	—	(24)	—	(24)
Issuance of long-term debt	230	—	—	—	230
Repayment of long-term debt	(208)	(51)	(1)	—	(260)
Debt issuance costs	(17)	—	(2)	—	(19)
Equity issuance costs	(17)	—	—	—	(17)
Equity issuance proceeds	16	—	—	—	16
Stock issued in connection with the 6% Notes	12	—	—	—	12
Intercompany advances / repayments	131	(26)	(105)	—	—

Net cash provided by (used in) financing activities	147	(77)	(132)	—	(62)

Net increase (decrease) in cash and cash equivalents	51	—	(6)	—	45
Cash and cash equivalents, beginning of year	69	10	19	—	98

Cash and cash equivalents, end of year	$120	$10	$13	$—	$143

For the year ended December 31, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(108)	$(682)	$411	$—	$(379)

Investing activities:
Acquisition of property and equipment	—	(33)	(3)	—	(36)
Proceeds from disposal of property and equipment	—	131	2	—	133
Disposition of business line	—	32	—	—	32
Other	6	3	(3)	—	6

Net cash provided by (used in) investing activities	6	133	(4)	—	135

Financing activities:
Asset-backed securitization borrowings (payments), net	—	—	(1)	—	(1)
Issuance of long-term debt	332	—	—	—	332
Repayment of long-term debt	(246)	(1)	—	—	(247)
Debt issuance costs	(47)	—	(14)	—	(61)
Equity issuance costs	(6)	—	—	—	(6)
Intercompany advances / repayments	(157)	547	(390)	—	—

Net cash provided by (used in) financing activities	(124)	546	(405)	—	17

Net increase (decrease) in cash and cash equivalents	(226)	(3)	2	—	(227)
Cash and cash equivalents, beginning of year	295	13	17	—	325

Cash and cash equivalents, end of year	$69	$10	$19	$—	$98

Guarantees of the 10% Series A Convertible Senior Secured Notes and the 10% Series B Convertible Senior Secured Notes

On July 22, 2011, we issued $140 million in aggregate principal amount of new 10% series A convertible senior secured notes and $100 million in aggregate principal amount of new 10% series B convertible senior secured notes both due 2015 (collectively the “New Convertible Secured Notes”). In connection with the New Convertible Secured Notes, the following 100% owned subsidiaries of YRC Worldwide issued guarantees in favor of the holders of the New Convertible Secured Notes: YRC Inc., YRC Enterprise Services, Inc., Roadway LLC, Roadway Reverse Logistics, Inc., Roadway Express International, Inc., Roadway Next Day Corporation, New Penn Motor Express Inc., YRC Regional Transportation, Inc., USF Holland Inc., USF Reddaway Inc., USF Glen Moore Inc., YRC Logistics Services, Inc., USF Bestway Inc., USF Dugan Inc., USF RedStar LLC, YRC Mortgages, LLC, YRC Association Solutions Inc., YRC International Investments Inc., and Express Lane Services Inc. Each of the guarantees is full and unconditional and joint and several, subject to customary release provisions. Effective December 31, 2011, USF Technology Services Inc. was released as a guarantor in connection with its merger with and into USF Canada, Inc. Effective December 31, 2011, USF Sales Corporation, USF Canada Inc., USF Mexico Inc. USFreightways and IMUA Handling Corporation were released as guarantors in connection with their merger with and into YRC Regional Transportation, Inc.

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

The following represents condensed consolidating financial information as of December 31, 2011 and 2010, with respect to the financial position and for the years ended December 31, 2011 and 2010, for results of operations and the statement of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the New Convertible Secured Notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the New Convertible Secured Notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and YRCW Receivables LLC, the special-purpose entity that is associated with our ABL facility.

Condensed Consolidating Balance Sheets

December 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$142	$21	$38	$—	$201
Intercompany advances receivable	—	(46)	46	—	—
Accounts receivable, net	5	37	435	—	477
Prepaid expenses and other	92	85	(17)	—	160

Total current assets	239	97	502	—	838
Property and equipment	—	3,020	55	—	3,075
Less – accumulated depreciation	—	(1,699)	(39)	—	(1,738)

Net property and equipment	—	1,321	16	—	1,337
Investment in subsidiaries	2,228	121	(7)	(2,342)	—
Receivable from affiliate	(1,123)	755	368	—	—
Intangibles and other assets	387	254	19	(349)	311

Total assets	$1,731	$2,548	$898	$(2,691)	$2,486

Intercompany advances payable	$(1)	$(218)	$419	$(200)	$—
Accounts payable	31	107	13	1	152
Wages, vacations and employees’ benefits	24	182	4	—	210
Claims and insurance accruals	158	16	4	—	178
Other current and accrued liabilities	(38)	152	12	—	126
Current maturities of long-term debt	7	—	3	—	10

Total current liabilities	181	239	455	(199)	676
Payable to affiliate	—	150	—	(150)	—
Long-term debt, less current portion	1,083	—	262	—	1,345
Deferred income taxes, net	176	(149)	5	—	32
Pension and postretirement	440	—	—	—	440
Claims and other liabilities	347	5	—	—	352
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(496)	2,303	180	(2,342)	(355)
Non-controlling interest	—	—	(4)	—	(4)

Total Shareholders’ equity (deficit)	(496)	2,303	176	(2,342)	(359)

Total liabilities and shareholders’ equity (deficit)	$1,731	$2,548	$898	$(2,691)	$2,486

December 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$120	$9	$14	$—	$143
Intercompany advances receivable	—	(38)	38	—	—
Accounts receivable, net	9	31	402	—	442
Prepaid expenses and other	(46)	222	7	—	183

Total current assets	83	224	461	—	768
Property and equipment	—	3,182	58	—	3,240
Less – accumulated depreciation	—	(1,672)	(38)	—	(1,710)

Net property and equipment	—	1,510	20	—	1,530
Investment in subsidiaries	2,226	145	16	(2,387)	—
Receivable from affiliate	(549)	946	(397)	—	—
Intangibles and other assets	327	274	23	(350)	274

Total assets	$2,087	$3,099	$123	$(2,737)	$2,572

Intercompany advances payable	$121	$269	$(190)	$(200)	$—
Accounts payable	20	100	27	—	147
Wages, vacations and employees’ benefits	25	167	4	—	196
Claims and insurance accruals	159	15	3	—	177
Other current and accrued liabilities	100	171	5	—	276
Current maturities of long-term debt	99	—	124	—	223

Total current liabilities	524	722	(27)	(200)	1,019
Payable to affiliate	—	150	—	(150)	—
Long-term debt, less current portion	837	—	—	—	837
Deferred income taxes, net	75	38	6	—	119
Pension and postretirement	448	—	—	—	448
Claims and other liabilities	354	6	—	—	360
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(151)	2,183	146	(2,387)	(209)
Non-controlling interest	—	—	(2)	—	(2)

Total Shareholders’ equity (deficit)	(151)	2,183	144	(2,387)	(211)

Total liabilities and shareholders’ equity (deficit)	$2,087	$3,099	$123	$(2,737)	$2,572

Condensed Consolidating Statements of Operations

For the year ended December 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$4,682	$187	$—	$4,869

Operating expenses:
Salaries, wages and employees’ benefits	4	2,741	69	—	2,814
Operating expenses and supplies	33	1,115	47	—	1,195
Purchased transportation	—	473	62	—	535
Depreciation and amortization	—	188	7	—	195
Other operating expenses	10	261	5	—	276
Gains on property disposals, net	—	(8)	—	—	(8)
Impairment charges	—	—	—	—	—

Total operating expenses	47	4,770	190	—	5,007

Operating loss	(47)	(88)	(3)	—	(138)

Nonoperating (income) expenses:
Interest expense	122	(1)	35	—	156
Equity investment impairment	—	—	—	—	—
Other, net	345	(167)	(110)	—	68

Nonoperating (income) expenses, net	467	(168)	(75)	—	224

Income (loss) from continuing operations before income taxes	(514)	80	72	—	(362)
Income tax provision (benefit)	(20)	(16)	28	—	(8)

Net income (loss) from continuing operations	(494)	96	44	—	(354)
Net loss from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	(494)	96	44	—	(354)
Less: Net loss attributable to non-controlling interest	—	—	(3)	—	(3)

Net income (loss) attributable to YRC Worldwide Inc.	$(494)	$96	$47	$—	$(351)

For the year ended December 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$4,169	$170	$(4)	$4,335

Operating expenses:
Salaries, wages and employees’ benefits	14	2,617	72	—	2,703
Operating expenses and supplies	(14)	926	33	—	945
Purchased transportation	—	407	53	(4)	456
Depreciation and amortization	—	198	2	—	200
Other operating expenses	4	240	4	—	248
Gains on property disposals, net	—	3	2	—	5
Impairment charges	—	2	3	—	5

Total operating expenses	4	4,393	169	(4)	4,562

Operating income (loss)	(4)	(224)	1	—	(227)

Nonoperating (income) expenses:
Interest expense	130	(3)	32	—	159
Equity investment impairment	—	—	12	—	12
Other, net	196	(137)	(57)	—	2

Nonoperating (income) expenses, net	326	(140)	(13)	—	173

Income (loss) from continuing operations before income taxes	(330)	(84)	14	—	(400)
Income tax provision (benefit)	101	(208)	12	—	(95)

Net income (loss) from continuing operations	(431)	124	2	—	(305)
Net income (loss) from discontinued operations, net of tax	—	(24)	1	—	(23)

Net income (loss)	(431)	100	3	—	(328)
Less: Net loss attributable to non-controlling interest	—	—	(2)	—	(2)

Net income (loss) attributable to YRC Worldwide Inc.	$(431)	$100	$5	$—	$(326)

For the year ended December 31, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$4,718	$165	$(12)	$4,871

Operating expenses:
Salaries, wages and employees’ benefits	36	3,487	69	—	3,592
Operating expenses and supplies	(32)	1,080	83	—	1,131
Purchased transportation	—	452	46	(12)	486
Depreciation and amortization	—	242	4	—	246
Other operating expenses	2	303	5	—	310
Gains on property disposals, net	—	(11)	(1)	—	(12)

Total operating expenses	6	5,553	206	(12)	5,753

Operating loss	(6)	(835)	(41)	—	(882)

Nonoperating (income) expenses:
Interest expense	115	13	34	—	162
Equity investment impairment	—	—	30	—	30
Gain on debt redemption, net	(194)	—	—	—	(194)
Interest income	—	—	(1)	—	(1)
Other, net	70	(49)	(11)	—	10

Nonoperating (income) expenses, net	(9)	(36)	52	—	7

Income (loss) from continuing operations before income taxes	3	(799)	(93)	—	(889)
Income tax provision (benefit)	56	(314)	1	—	(257)

Net loss from continuing operations	(53)	(485)	(94)	—	(632)
Net income from discontinued operations, net of tax	—	10	2	—	12

Net loss	$(53)	$(475)	$(92)	$—	$(620)

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(335)	$296	$13	$—	$(26)

Investing activities:
Acquisition of property and equipment	—	(70)	(1)	—	(71)
Proceeds from disposal of property and equipment	—	66	1	—	67
Disposition of affiliate	—	1	(1)	—	—
Restricted amounts held in escrow	(156)	—	—	—	(156)
Other	2	—	1	—	3

Net cash (used in) investing activities	(154)	(3)	—	—	(157)

Financing activities:
Asset-backed securitization payments, net	—	—	(123)	—	(123)
Issuance of long-term debt	179	—	263	—	442
Repayment of long-term debt	(46)	—	(1)	—	(47)
Debt issuance costs	(23)	—	(7)	—	(30)
Equity issuance costs	(1)	—	—	—	(1)
Intercompany advances / repayments	402	(281)	(121)	—	—

Net cash provided by (used in) financing activities	511	(281)	11	—	241

Net increase in cash and cash equivalents	22	12	24	—	58
Cash and cash equivalents, beginning of year	120	9	14	—	143

Cash and cash equivalents, end of year	$142	$21	$38	$—	$201

For the year ended December 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(141)	$43	$99	$—	$1

Investing activities:
Acquisition of property and equipment	—	(18)	(1)	—	(19)
Proceeds from disposal of property and equipment	—	76	10	—	86
Disposition of affiliate	43	—	(9)	—	34
Other	2	—	3	—	5

Net cash provided by investing activities	45	58	3	—	106

Financing activities:
Asset-backed securitization payments, net	—	—	(24)	—	(24)
Issuance of long-term debt	230	—	—	—	230
Repayment of long-term debt	(208)	(51)	(1)	—	(260)
Debt issuance costs	(17)	—	(2)	—	(19)
Equity issuance costs	(17)	—	—	—	(17)
Equity issuance proceeds	16	—	—	—	16
Stock issued in connection with the 6% Notes	12	—	—	—	12
Intercompany advances / repayments	131	(51)	(80)	—	—

Net cash provided by (used in) financing activities	147	(102)	(107)	—	(62)

Net increase (decrease) in cash and cash equivalents	51	(1)	(5)	—	45
Cash and cash equivalents, beginning of year	69	10	19	—	98

Cash and cash equivalents, end of year	$120	$9	$14	$—	$143

For the year ended December 31, 2009 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(108)	$(682)	$411	$—	$(379)

Investing activities:
Acquisition of property and equipment	—	(33)	(3)	—	(36)
Proceeds from disposal of property and equipment	—	132	1	—	133
Disposition of business line	—	32	—	—	32
Other	6	3	(3)	—	6

Net cash provided by (used in) investing activities	6	134	(5)	—	135

Financing activities:
Asset-backed securitization payments, net	—	—	(1)	—	(1)
Issuance of long-term debt	332	—	—	—	332
Repayment of long-term debt	(246)	(1)	—	—	(247)
Debt issuance costs	(47)	—	(14)	—	(61)
Equity issuance costs	(6)	—	—	—	(6)
Intercompany advances / repayments	(157)	543	(386)	—	—

Net cash provided by (used in) financing activities	(124)	542	(401)	—	17

Net increase (decrease) in cash and cash equivalents	(226)	(6)	5	—	(227)
Cash and cash equivalents, beginning of year	295	16	14	—	325

Cash and cash equivalents, end of year	$69	$10	$19	$—	$98

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YRC Worldwide Inc.:

We have audited the accompanying consolidated balance sheets of YRC Worldwide Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, shareholders’ equity (deficit) and comprehensive loss for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its policy for accounting for tires.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has experienced recurring net losses from continuing operations and operating cash flow deficits and forecasts that it will not be able to comply with certain debt covenants through 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), YRC Worldwide Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012, expressed an unqualified opinion on the effectiveness of YRC Worldwide Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri

February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YRC Worldwide Inc.:

We have audited YRC Worldwide Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). YRC Worldwide Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on YRC Worldwide Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, YRC Worldwide Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of YRC Worldwide Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, shareholders’ equity (deficit) and comprehensive loss for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

Our report on the consolidated financial statements includes an explanatory paragraph that states YRC Worldwide Inc. and subsidiaries (the Company) changed its policy for accounting for tires. Our report on the consolidated financial statements also includes an explanatory paragraph that states that the Company has experienced recurring net losses from continuing operations and operating cash flow deficits and forecasts that it will not be able to comply with certain debt covenants through 2012 and these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Kansas City, Missouri

February 28, 2012

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, has evaluated our disclosure controls and procedures as of December 31, 2011 and has concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” that the Committee of Sponsoring Organizations of the Treadway Commission issued.

Based on its assessment using those criteria, our management concluded that, as of December 31, 2011, our system of internal control over financial reporting was effective.

KPMG LLP, the registered independent public accounting firm that audited our December 31, 2011 consolidated financial statements, has issued an audit report on our system of internal control over financial reporting. The KPMG LLP audit report is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On February 27, 2012, the Company entered into Amendment No. 1 to the Amended and Restated Credit Agreement (the “Credit Agreement Amendment”) which amends the Company’s amended and restated credit agreement to waive the requirement that the Company provide audited financial statements without a going concern or similar qualification with respect to the fiscal year ended December 31, 2011.

On February 27, 2012, the Company also entered into (i) Amendment No. 1 to Credit Agreement and Amendment No. 1 to Receivables Sale Agreement (the “ABL Facility First Amendment”) which amends the Company’s ABL facility to, among other things, waive the requirement that the Company provide audited financial statements without a going concern or similar qualification with respect to the fiscal year ended December 31, 2011 and (ii) Amendment No. 2 to Credit Agreement (the “ABL Facility Second Amendment”) which further amends the Company’s ABL facility to clarify the calculation of the required reserves under the ABL facility. These reserves are utilized in determining availability under the ABL facility and remain subject to certain adjustments by the agent under the ABL facility in its permitted discretion.

A copy of the Credit Agreement Amendment is attached as Exhibit 10.2.2 hereto, a copy of the ABL Facility First Amendment is attached as Exhibit 10.5.2 hereto and a copy of the ABL Facility Second amendment is attached as Exhibit 10.5.3 hereto and each is incorporated by reference. The description of the Credit Agreement Amendment, the ABL Facility First Amendment and the ABL Facility Second amendment is qualified in its entirety by reference thereto.

PART III

Item 10. Directors and Executive Officers of the Registrant

Pursuant to General Instruction G to Form 10-K, the information required by this item, other than information regarding (i) our executive officers, which is incorporated by reference to Part I of this Form 10-K under the heading “Executive Officers of the Registrant,” and (ii) our code of ethics, which is set forth below, is included under the captions “Proposal to Elect Directors,” “Structure and Functioning of the Board—Audit/Ethics Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

We have adopted a written Code of Conduct that applies to all of our directors, officers and employees, including our chief executive officer, chief financial officer and chief accounting officer. It is available under “Board Committee Charters and Code of Conduct” on our website located at www.yrcw.com. We intend to disclose any amendments to our Code of Conduct, other than technical, administrative or non-substantive amendments, and any waivers, including implicit waivers, from any provision of our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website located at www.yrcw.com.

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in our Proxy Statement related to the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Security Ownership of Management and Directors,” “Security Ownership of Certain Holders of Record” and “Equity Compensation Plan Information” in our Proxy Statement related to the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Structure and Functioning of the Board” and “Certain Relationships and Related Transactions” in our Proxy Statement related to the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the caption “Audit/Ethics Committee Report” in our Proxy Statement related to the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The consolidated financial statements of the Company included under Item 8 – Financial Statements and Supplementary Data.

(a)(2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule on page 119.

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009, on page 120.

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

3.1.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on September 16, 2011, File No. 000-12255).

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company reducing the number of authorized shares (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on December 1, 2011, File No. 000-12255).

3.1.3	Certificate of Elimination of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on December 1, 2011, File No. 000-12255).

3.2	Amended and Restated Bylaws of the Company, adopted as of September 16, 2011 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on September 16, 2011, File No. 000-12255).

4.1

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.1 to this Annual Report on Form 10-K), Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to this Annual Report on Form 10-K) and Certificate of Elimination of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1.3 to this Annual Report on Form 10-K).

4.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to this Annual Report on Form 10-K).

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

4.9

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

4.10.1

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

4.10.2

Supplemental Indenture, dated as of September 14, 2011, by and among the Company, as issuer, the subsidiaries party thereto as guarantors and U.S. Bank National Association, as trustee, supplementing the Indenture, dated as of July 22, 2011 (as supplemented and in effect as of the date of the Supplemental Indenture), relating to the Company’s 10% Series B Convertible Senior Secured Notes due 2015 (incorporated by reference to Exhibit 4.5.2 to Registration Statement on Form S-1, filed on September 23, 2011, File No. 333-176971).

4.11

Registration Rights Agreement, dated as of July 22, 2011, among the Company, the guarantors named therein and the holders of the Company’s 10% Series A Convertible Senior Secured Notes due 2015 named therein (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

4.12

Registration Rights Agreement, dated as of July 22, 2011, among the Company, the guarantors named therein and the holders of the Company’s 10% Series B Convertible Senior Secured Notes due 2015 named therein (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

4.13

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

10.1.14

Amendment No. 19 (dated December 20, 2010) and Amendment No. 20 (dated February 28, 2011) to the Credit Agreement (incorporated by reference to Exhibit 10.1.14 to Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011, File No. 000-12255).

10.1.15

Amendment No. 21 (dated April 29, 2011) to the Credit Agreement (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011, File No. 000-12255).

10.2.1

Amended and Restated Credit Agreement, dated as of July 22, 2011, by and among the Company, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

10.2.2*

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of February 27, 2012, by and among the Company, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, and the lenders party thereto.

10.3.1

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

10.3.2

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

10.3.3

Limited Waiver and Second Amendment, dated as of January 15, 2009, to the ABS Facility (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on January 22, 2009, File No. 000-12255).

10.3.4

Omnibus Amendment [Waiver and Amendment No. 3 to the ABS Facility, and Amendment No. 4 to ABS Sale Agreement], dated as of February 12, 2009, and Waiver and Amendment No. 4 to the ABS Facility, dated February 27, 2009 (incorporated by reference to Exhibit 10.2.4 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009, File No. 000-12255).

10.3.5

Amendment No. 5 (dated May 15, 2009) and Amendment No. 6 (dated May 20, 2009) to the ABS Facility (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009, File No. 000-12255).

10.3.6

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

10.3.7

Amendment No. 14 (dated October 27, 2009) to the ABS Facility (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 9, 2009, File No. 000-12255).

10.3.8

Amendment No. 15 (dated as of December 15, 2009) and Amendment No. 16 (dated as of December 21, 2009) to the ABS Facility (incorporated by reference to Exhibit 10.2.8 to Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, File No. 000-12255).

10.3.9	Amendment No. 17, dated May 3, 2010, to the ABS Facility (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on May 4, 2010, File No. 000-12255).

10.3.10	Amendment No. 18, dated June 11, 2010, to the ABS Facility (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on June 14, 2010, File No. 000-12255).

10.3.11	Amendment No. 19, dated October 20, 2010, to the ABS Facility (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on October 26, 2010, File No. 000-12255).

10.3.12

Amendment No. 20 (dated November 8, 2010), Amendment No. 21 (dated December 20, 2010), and Omnibus Amendment No. 22 (dated February 28, 2011) to the ABS Facility (incorporated by reference to Exhibit 10.2.12 to Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011, File No. 000-12255).

10.3.13

Amendment No. 23 (dated April 29, 2011) to the ABS Facility (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011, File No. 000-12255).

10.4

Commitment Letter, dated July 7, 2011, between the Company and the Commitment Parties (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed on July 8, 2011, File No. 000-12255).

10.5.1

Credit Agreement, dated as of July 22, 2011, by and among YRCW Receivables LLC, as borrower, the Company, as servicer, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 9, 2011, File No. 000-12255).

10.5.2*

Amendment No. 1 to Credit Agreement and Amendment No.1 to Receivables Sale Agreement, dated as of February 27, 2012, by and among YRCW Receivables LLC, as borrower, the Company, as servicer, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

10.5.3*	Amendment No. 2 to Credit Agreement, dated as of February 27, 2012, by and among YRCW Receivables LLC, as borrower, and the lenders party thereto.

10.6.1

National Master Freight Agreement, effective April 1, 2008, among the International Brotherhood of Teamsters, YRC Inc. (formerly, Yellow Transportation, Inc. and Roadway Express, Inc.), USF Holland Inc. and New Penn Motor Express, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on February 11, 2008, File No. 000-12255).

10.6.2

Amended and Restated Memorandum of Understanding on the Job Security Plan, dated July 9, 2009, among the International Brotherhood of Teamsters, YRC Inc., USF Holland Inc. and New Penn Motor Express, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 14, 2009, File No. 000-12255).

10.6.3

Agreement for the Restructuring of the YRC Worldwide Inc. Operating Companies and related Term Sheet/Proposal (the “Restructuring Plan”), dated September 24, 2010, among the International Brotherhood of Teamsters, YRC Inc., USF Holland Inc. and New Penn Motor Express, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on September 29, 2010, File No. 000-12255).

10.6.4

Certification and Amendment (dated December 31, 2010) and Certification and Second Amendment (dated February 28, 2011) to the Restructuring Plan Term Sheet (incorporated by reference to Exhibit 10.3.4 to Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011, File No. 000-12255).

10.7.1

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

10.7.2

Consent and Amendment Agreement (dated September 22, 2009) and Amendment 2 (dated November 5, 2009) to Contribution Deferral Agreement (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 9, 2009, File No. 000-12255).

10.7.3	Amendment 3 (dated February 10, 2010) to Contribution Deferral Agreement (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K, filed on February 11, 2010, File No. 000-12255).

10.7.4	Amendment No. 4, dated May 3, 2010 to Contribution Deferral Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on May 4, 2010, File No. 000-12255).

10.7.5

Consent and Amendment 5, effective August 4, 2010, and Consent and Amendment 6, effective August 10, 2010, to Contribution Deferral Agreement (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 9, 2010, File No. 000-12255).

10.7.6

Amendment No. 7 (dated December 30, 2010) and Consent and Amendment No. 8 (dated February 28, 2011) to Contribution Deferral Agreement (incorporated by reference to Exhibit 10.4.7 to Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011, File No. 000-12255).

10.7.7

Amendment No. 9 (dated April 29, 2011) and Amendment No. 10 (dated April 29, 2011) to the Contribution Deferral Agreement (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011, File No. 000-12255).

10.8.1

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

10.8.2*

Consent and First Amendment to the Amended and Restated Contribution Deferral Agreement, dated as of October 17, 2011, by and among YRC Inc., USF Holland Inc., New Penn Motor Express, Inc. and USF Reddaway Inc., collectively as primary obligors, the Trustees for the Central States, Southeast and Southwest Areas Pension Fund, the Wilmington Trust Company, as agent, and the other funds party thereto.

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

10.11

Support Agreement among the Company and certain lenders under its Credit Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed on April 29, 2011, File No. 000-12255).

10.12.1	Support Agreement among the Company and TNFINC (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K, filed on April 29, 2011, File No. 000-12255).

10.12.2	Summary of Principal Terms of Proposed Restructuring, dated as of April 21, 2011 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed on April 29, 2011, File No. 000-12255).

10.13.1

Commitment Letter, dated as of May 15, 2011 and agreed and accepted by the Company on May 16, 2011, by and between the Company and Morgan Stanley (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed on May 17, 2011, File No. 000-12255).

10.13.2

Termination Notice Letter to Morgan Stanley, dated July 7, 2011 (incorporated by reference to Exhibit 10.22 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

10.14

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

10.15

Pledge and Security Agreement, dated as of July 22, 2011, by and among the Company, the subsidiaries of the Company party thereto, as grantors, and U.S. Bank National Association, as collateral trustee (incorporated by reference to Exhibit 10.13 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

10.16

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

10.17

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

(10) Management Contracts, Compensatory Plans and Arrangements

10.18.1

YRC Worldwide Inc. Director Compensation Plan (incorporated by reference to Exhibit 10.12.1 to Annual Report on Form 10-K/A for the year ended December 31, 2010, filed on April 29, 2011, File No. 000-12255).

10.18.2	Form of Director Share Unit Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 25, 2005, File No. 000-12255).

10.18.3

YRC Worldwide Inc. Director Compensation Plan effective August 30, 2011 (incorporated by reference to Exhibit 10.53.1 to Registration Statement on Form S-1, filed on September 23, 2011, File No. 333-176971).

10.18.4	Form of Director Share Unit Agreement (incorporated by reference to Exhibit 10.53.2 to Registration Statement on Form S-1, filed on September 23, 2011, File No. 333-176971).

10.19.1

Employment Agreement dated January 25, 2006, by and between the Company and William D. Zollars (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on January 26, 2006, File No. 000-12255).

10.19.2

Amendment effective December 30, 2008 to Employment Agreement, dated as of January 25, 2006, by and between the Company and William D. Zollars (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on January 6, 2009, File No. 000-12255).

10.19.3

Letter Agreement, dated September 28, 2010, between the Company and William D. Zollars (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 9, 2010, File No. 000-12255).

10.20

Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, filed on March 15, 2007, File No. 000-12255).

10.21

Form of Executive Severance Agreement between the Company and each of the following executive officers: Paul F. Liljegren and Michael J. Naatz (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 11, 2009, File No. 000-12255).

10.22

YRC Worldwide Inc. Executive Severance Policy (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 9, 2009, File No. 000-12255).

10.23	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 6, 2003, File No. 000-12255).

10.24

YRC Worldwide Inc. 2004 Long-Term Incentive and Equity Award Plan, as amended with effect from June 29, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on June 29, 2010, File No. 000-12255).

10.25	Form of Share Unit Agreement (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008, File No. 000-12255).

10.26	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 19, 2008, File No. 000-12255).

10.27

YRC Worldwide Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008, File No. 000-12255).

10.28	YRC Worldwide Inc. 2011 Incentive and Equity Award Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8, filed on November 30, 2011, File No. 333-178223).

10.29*	Form of Restricted Stock Agreement under YRC Worldwide Inc. 2011 Incentive and Equity Award Plan.

10.30.1

YRC Worldwide Inc. Supplemental Executive Pension Plan (Effective January 1, 2005) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 25, 2006, File No. 000-12255).

10.30.2	Amendment to YRC Worldwide Inc. Supplemental Executive Pension Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on July 8, 2008, File No. 000-12255).

10.30.3*	Second Amendment to YRC Worldwide Inc. Supplemental Executive Pension Plan.

10.31.1

Yellow Corporation Pension Plan, amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004, File No. 000-12255).

10.31.2

Amendment No. 1 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 9, 2005, File No. 000-12255).

10.31.3

Amendment No. 2 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.28.3 to Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011, File No. 000-12255).

10.31.4

Amendment No. 3 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on July 8, 2008, File No. 000-12255).

10.31.5

Amendment No. 4 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.22.5 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009, File No. 000-12255).

10.31.6	Amendment No. 5 and Amendment No. 6 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.28.6 to Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, File No. 000-12255).

10.31.7	Amendment No. 7 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 9, 2010, File No. 000-12255).

10.32	YRC Worldwide Inc. Non-Union Employee Option Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on January 6, 2009, File No. 000-12255).

10.33

YRC Worldwide Inc. Union Employee Option Plan (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009, File No. 000-12255).

10.34	YRC Worldwide Inc. Second Union Employee Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on March 5, 2010, File No. 000-12255).

10.35	Form of YRC Worldwide Inc. Cash Performance and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 Current Report on Form 8-K, filed on April 3, 2009, File No. 000-12255).

10.36

Retention Payment, Non-Competition, Non-Solicitation, Non-Disparagement, and Confidentiality Agreement dated June 2, 2009 by and between the Company and Michael J. Smid (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on June 2, 2009, File No. 000-12255).

10.37

Separation Agreement and Complete Release, dated as of August 5, 2011, between the Company and Michael J. Smid (incorporated by reference to Exhibit 10.52 to Registration Statement on Form S-1, filed on September 23, 2011, File No. 333-176971).

10.38

Form of Non-Competition, Non-Solicitation, Non-Disparagement and Confidentiality Agreement between the Company and each of the following executive officers: Sheila K. Taylor and Michael J. Naatz (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, File No. 000-12255).

10.39

Separation Agreement and Release dated March 6, 2011, between the Company and Sheila K. Taylor (incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011, File No. 000-12255).

10.40

Amendment to Non-Competition, Non-Solicitation, Non-Disparagement and Confidentiality Agreement dated March 6, 2011, between the Company and Sheila K. Taylor (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011, File No. 000-12255).

10.41

Non-Competition, Non-Solicitation, Non-Disparagement and Confidentiality Agreement dated December 16, 2008 by and between the Company and Phil J. Gaines (as amended by that certain letter agreement dated November 24, 2009) (incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, File No. 000-12255).

10.42

Letter Agreement, effective March 28, 2011, between the Company and Phil J. Gaines (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011, File No. 000-12255).

10.43

Letter Agreement, dated November 8, 2010, between the Company and John A. Lamar (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011, File No. 000-12255).

10.44

Written Description of Compensatory Arrangement with William L. Trubeck, dated March 7, 2011 (incorporated by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011, File No. 000-12255).

10.45

Employment Agreement, dated as of July 22, 2011, by and among the Company and James L. Welch (incorporated by reference to Exhibit 10.16 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

10.46*	Employment Agreement, dated as of November 3, 2011, by and between the Company and Jamie G. Pierson.

10.47*	Escrow Agreement, dated as of November 3, 2011, by and among the Company, Jamie G. Pierson and BOKF, N.A., as escrow agent.

18.1*	Preferability Letter of Independent Registered Public Accounting Firm.

21.1*	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of James L. Welch pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Jamie G. Pierson pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James L. Welch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Jamie G. Pierson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates documents filed herewith.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YRC Worldwide Inc.:

Under date of February 28, 2012, we reported on the consolidated balance sheets of YRC Worldwide Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, shareholders’ equity (deficit) and comprehensive loss for each of the years in the three-year period ended December 31, 2011, which are included in this annual report on Form 10-K of YRC Worldwide Inc. for the fiscal year ended December 31, 2011. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts (Schedule II). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Our report on the consolidated financial statements referred to above includes an explanatory paragraph that states the Company changed its policy for accounting for tires. Our report on the consolidated financial statements also includes an explanatory paragraph that states the Company has experienced recurring net losses from continuing operations and operating cash flow deficits and forecasts that it will not be able to comply with certain debt covenants through 2012 and these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement schedule included in this annual report does not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Kansas City, Missouri

February 28, 2012

Schedule II

YRC Worldwide Inc. and Subsidiaries

Valuation and Qualifying Accounts

For the Years Ended December 31, 2011, 2010 and 2009

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance, Beginning Of Year	-1- Charged To Costs/ Expenses	-2- Charged To Other Accounts	Deductions(a)	Balance, End Of Year
	(in millions)
Year ended December 31, 2011:
Deducted from asset account -
Allowance for uncollectible accounts	$14.5	$13.2	$—	$(15.7)	$12.0

Added to liability account -
Claims and insurance accruals	$515.2	$240.6	$—	$(255.1)	$500.7

Year ended December 31, 2010:
Deducted from asset account -
Allowance for uncollectible accounts	$36.1	$3.4	$—	$(25.0)	$14.5

Added to liability account -
Claims and insurance accruals	$536.8	$237.8	$—	$(259.4)	$515.2

Year ended December 31, 2009:
Deducted from asset account -
Allowance for uncollectible accounts	$32.0	$50.4	$—	$(46.3)	$36.1

Added to liability account -
Claims and insurance accruals	$495.7	$308.9	$—	$(267.8)	$536.8

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

YRC Worldwide Inc.

February 28, 2012	BY: /s/ James L. Welch
James L. Welch
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James L. Welch	Chief Executive Officer	February 28, 2012
James L. Welch

/s/ Jamie G. Pierson	Executive Vice President &	February 28, 2012
Jaime G. Pierson	Chief Financial Officer

/s/ Paul F. Liljegren	Senior Vice President Finance,	February 28, 2012
Paul F. Liljegren	Controller & Chief Accounting Officer

/s/ Raymond J. Bromark	Director	February 28, 2012
Raymond J. Bromark

/s/ Douglas A. Carty	Director	February 28, 2012
Douglas A. Carty

/s/ Matthew Doheny	Director	February 28, 2012
Matthew Doheny

/s/ Robert L. Friedman	Director	February 28, 2012
Robert L. Friedman

/s/ James E. Hoffman	Director	February 28, 2012
James E. Hoffman

/s/ Michael J. Kneeland	Director	February 28, 2012
Michael J. Kneeland

/s/ Harry J. Wilson	Director	February 28, 2012
Harry J. Wilson

/s/ James F. Winestock	Director	February 28, 2012
James F. Winestock