Form 10-Q
period 2012-03-31
YRC Worldwide Inc.
filed 2012-05-03
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $0.01 par value per share	7,671,224 shares

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(Amounts in thousands except per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$226,334	$200,521
Restricted amounts held in escrow	47,502	59,680
Accounts receivable, net	489,393	476,793
Prepaid expenses and other	119,595	100,965

Total current assets	882,824	837,959

Property and Equipment:
Cost	2,904,541	3,074,858
Less – accumulated depreciation	(1,615,614)	(1,738,304)

Net property and equipment	1,288,927	1,336,554

Intangibles, net	113,147	117,492
Restricted amounts held in escrow	98,337	96,251
Other assets	98,235	97,584

Total assets	$2,481,470	$2,485,840

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$169,097	$151,922
Wages, vacations and employees’ benefits	214,768	210,409
Other current and accrued liabilities	296,056	303,946
Current maturities of long-term debt	9,970	9,459

Total current liabilities	689,891	675,736

Other Liabilities:
Long-term debt, less current portion	1,385,901	1,345,201
Deferred income taxes, net	31,770	31,687
Pension and postretirement	436,766	440,265
Claims and other liabilities	368,958	351,563

Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	69	68
Capital surplus	1,904,961	1,902,957
Accumulated deficit	(2,015,684)	(1,930,202)
Accumulated other comprehensive loss	(228,425)	(234,100)
Treasury stock, at cost (410 shares)	(92,737)	(92,737)

Total YRC Worldwide Inc. shareholders’ deficit	(431,816)	(354,014)
Non-controlling interest	—	(4,598)

Total shareholders’ deficit	(431,816)	(358,612)

Total liabilities and shareholders’ deficit	$2,481,470	$2,485,840

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE LOSS

YRC Worldwide Inc. and Subsidiaries

For the Three Months Ended March 31

(Amounts in thousands except per share data)

(Unaudited)

	2012	2011
Operating Revenue	$1,194,255	$1,122,886

Operating Expenses:
Salaries, wages and employees’ benefits	703,826	680,818
Equity based compensation (benefit) expense	1,053	(1,053)
Operating expenses and supplies	293,235	277,183
Purchased transportation	119,635	119,662
Depreciation and amortization	49,028	49,810
Other operating expenses	67,917	67,900
(Gains) losses on property disposals, net	8,361	(3,046)

Total operating expenses	1,243,055	1,191,274

Operating Loss	(48,800)	(68,388)

Nonoperating Expenses:
Interest expense	36,405	38,803
Other, net	(455)	43

Nonoperating expenses, net	35,950	38,846

Loss Before Income Taxes	(84,750)	(107,234)
Income tax benefit	(3,161)	(4,551)

Net Loss	(81,589)	(102,683)
Less: Net Income (Loss) Attributable to Non-Controlling Interest	3,893	(489)

Net Loss Attributable to YRC Worldwide Inc.	(85,482)	(102,194)
Other comprehensive income, net of tax	5,675	3,639

Comprehensive loss attributable to YRC Worldwide Inc. Shareholders	$(79,807)	$(98,555)

Average Common Shares Outstanding – Basic	6,893	159
Average Common Shares Outstanding – Diluted	6,893	159

Basic and Diluted Loss Per Share
Net Loss Per Share – Basic	$(12.40)	$(643.56)
Net Loss Per Share – Diluted	$(12.40)	$(643.56)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the Three Months Ended March 31

(Amounts in thousands)

(Unaudited)

	2012	2011
Operating Activities:
Net loss	$(81,589)	$(102,683)
Noncash items included in net loss:
Depreciation and amortization	49,028	49,810
Paid-in-kind interest on Series A Notes and Series B Notes	6,262	—
Amortization of deferred debt costs	1,057	9,481
Equity based compensation (benefit) expense	1,053	(1,053)
Deferred income tax benefit	—	(329)
(Gains) losses on property disposals, net	8,361	(3,046)
Other noncash items	(2,017)	1,799
Changes in assets and liabilities, net:
Accounts receivable	(16,379)	(55,415)
Accounts payable	22,207	18,988
Other operating assets	(19,234)	(21,936)
Other operating liabilities	14,158	58,130

Net cash used in operating activities	(17,093)	(46,254)

Investing Activities:
Acquisition of property and equipment	(15,115)	(10,062)
Proceeds from disposal of property and equipment	9,981	11,577
Receipts from restricted escrow, net	10,092	—
Other, net	—	(161)

Net cash provided by investing activities	4,958	1,354

Financing Activities:
Asset backed securitization borrowings, net	—	24,449
Issuance of long-term debt	45,000	52,775
Repayment of long-term debt	(5,951)	(15,130)
Debt issuance costs	(1,101)	(3,526)

Net cash provided by financing activities	37,948	58,568

Net Increase In Cash and Cash Equivalents	25,813	13,668

Cash and Cash Equivalents, Beginning of Period	200,521	143,017

Cash and Cash Equivalents, End of Period	$226,334	$156,685

Supplemental Cash Flow Information:
Interest paid	$(31,530)	$(10,514)
Income tax refund, net	7,821	10,573
Lease financing transactions	—	8,985
Debt redeemed for equity consideration	1,124	—

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT

YRC Worldwide Inc. and Subsidiaries

For the Three Months Ended March 31, 2012

(Amounts in thousands)

(Unaudited)

Common Stock
Beginning balance	$68
Issuance of equity upon conversion of Series B Notes	1

Ending balance	$69

Capital Surplus
Beginning balance	$1,902,957
Share-based compensation	865
Issuance of equity upon conversion of Series B Notes	1,139

Ending balance	$1,904,961

Accumulated Deficit
Beginning balance	$(1,930,202)
Net loss attributable to YRC Worldwide Inc.	(85,482)

Ending balance	$(2,015,684)

Accumulated Other Comprehensive Loss
Beginning balance	$(234,100)
Pension, net of tax:
Reclassification of net actuarial gains to net loss	2,918
Foreign currency translation adjustments	2,757

Ending balance	$(228,425)

Treasury Stock, At Cost
Beginning and ending balance	$92,737

Noncontrolling Interest
Beginning balance	$(4,598)
Net income attributable to the noncontrolling interest	3,893
Foreign currency translation adjustments	(43)
Divestiture of subsidiary	748

Ending Balance	$—

Total Shareholders’ Deficit	$(431,816)

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries

(Unaudited)

1. Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we”, “us” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries and its interests in certain joint ventures offers its customers a wide range of transportation services. YRC Worldwide has one of the largest, most comprehensive less-than-truckload (LTL) networks in North America with local, regional, national and international capabilities. Through its team of experienced service professionals, YRC Worldwide offers industry-leading expertise in heavyweight shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our operating segments include the following:

•

YRC Freight is the reporting segment for our transportation service providers focused on business opportunities in national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. This unit includes our LTL subsidiary YRC Inc. (“YRC Freight”) and Reimer Express (“YRC Reimer”), a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States (“U.S.”) and Canada, YRC Freight also serves parts of Mexico, Puerto Rico and Guam.

•

Regional Transportation is the reporting segment for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of USF Holland Inc. (“Holland”), New Penn Motor Express (“New Penn”) and USF Reddaway Inc. (“Reddaway”). These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the United States; Canada; Mexico and Puerto Rico.

At March 31, 2012, approximately 80% of our labor force is subject to collective bargaining agreements, which predominantly expire in March 2015.

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

Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates. We have prepared the consolidated financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included in these financial statements herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The board of directors approved a reverse stock split effective December 1, 2011 at a ratio of 1:300. The reverse stock split was effective on NASDAQ on December 2, 2011. All share numbers and per share amounts in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been retroactively adjusted to give effect to the reverse stock split.

Assets Held for Sale

When we plan to dispose of property or equipment by sale, the asset is carried in the financial statements at the lower of the carrying amount or estimated fair value, less cost to sell, and is reclassified to assets held for sale. Additionally, after such reclassification, there is no further depreciation taken on the asset. For an asset to be classified as held for sale, management must approve and commit to a formal plan, the sale should be anticipated during the ensuing year and the asset must be actively marketed, be available for immediate sale, and meet certain other specified criteria. We use level 2 and level 3 inputs to determine the fair value of each property that is considered as held for sale.

At March 31, 2012 and December 31, 2011, the net book value of assets held for sale was approximately $30.5 million and $39.1 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets. We recorded charges of $10.5 million and $1.9 million for the three months ended March 31, 2012 and 2011, respectively, to reduce properties held for sale to estimated fair value, less cost to sell. These charges are included in “(Gains) losses on property disposals, net” in the accompanying statements of consolidated operations. Of the $10.5 million of charges recorded in the first quarter of 2012, $4.5 million relates to certain held for sale surplus properties that we placed into a real estate auction.

Property and Equipment

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

Under ASC Topic 250, “Accounting Changes and Error Corrections,” we are required to report a change in accounting policy by retrospectively applying the new policy to all prior periods presented, unless it is impractical to determine the prior-period effect. Accordingly, we have adjusted our previously reported financial information for all periods presented. The effect of this accounting policy change increased net loss by $0.4 million for the three months ended March 31, 2011. The accounting policy change also affected our consolidated balance sheets in the periods presented by increasing amounts previously reported for revenue equipment and increasing the amount of accumulated deficit.

Fair Value of Financial Instruments

The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2012:

		Fair Value Measurements at March 31, 2012
	Total Carrying Value at March 31, 2012	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$47.5	$47.5	$—	$—
Restricted amounts held in escrow-long term	98.3	98.3	—	—

Total assets at fair value	$145.8	$145.8	$—	$—

Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these instruments.

3. Investment

Shanghai Jiayu Logistics Co., Ltd.

On August 19, 2008, we completed the purchase of a 65% equity interest in Shanghai Jiayu Logistics Co., Ltd. (“Jiayu”), a Shanghai, China ground transportation company with a purchase price of $59.4 million. Through March 31, 2010, we accounted for our 65% ownership interest in Jiayu as an equity method investment as the rights of the minority shareholder were considered extensive and allowed for his ability to veto many business decisions. These rights were primarily provided as a part of the General Manager role held by the minority shareholder. Effective April, 1, 2010, the minority shareholder no longer had a role in the management operations of the business which changed the conclusions from an accounting perspective regarding the relationship of this joint venture and required that we consolidate Jiayu in our financial statements effective April 1, 2010. The results of operations for Jiayu were included in our ‘Corporate and other’ segment from April 1, 2010 to February 29, 2012. In an effort to focus on our core operations, we entered into an agreement in March 2012 to sell our 65% equity interest in Jiayu to the minority shareholder. The completion of the transaction is subject to Chinese regulatory approval and expected to close in the second quarter of 2012. At the time the agreement was entered into, management control was passed to the minority shareholder and, as a result, we deconsolidated our interest in Jiayu during March of 2012 and returned to accounting for our ownership interest as an equity method investment. Based on the March 2012 agreement, we recorded our equity method investment at its estimated fair value of $0. The agreement also provided for the write down of a $12 million note receivable from Jiayu; after consideration of the non-controlling interest and other factors we recognized a loss of $4.2 million upon the deconsolidation of our investment. Additionally, the noncontrolling interest was allocated a $4.2 million gain on this transaction.

4. Liquidity

Credit Facility Amendments

On April 27, 2012, YRC Worldwide entered into an amendment to its amended and restated credit agreement, which reset the covenants regarding minimum Consolidated EBITDA, maximum Total Leverage Ratio and minimum Interest Coverage Ratio (as such terms are defined in the amended and restated credit agreement) for each of the remaining test periods as follows:

Four Consecutive Fiscal Quarters Ending	Minimum Consolidated EBITDA	Maximum Total Leverage Ratio	Minimum Interest Coverage Ratio
March 31, 2012	$160,000,000	9.0 to 1.00	1.00 to 1.00
June 30, 2012	$145,000,000	10.0 to 1.00	1.00 to 1.00
September 30, 2012	$155,000,000	9.6 to 1.00	0.95 to 1.00
December 31, 2012	$170,000,000	8.6 to 1.00	1.05 to 1.00
March 31, 2013	$200,000,000	7.4 to 1.00	1.20 to 1.00
June 30, 2013	$235,000,000	6.5 to 1.00	1.45 to 1.00
September 30, 2013	$260,000,000	6.0 to 1.00	1.60 to 1.00
December 31, 2013	$275,000,000	5.7 to 1.00	1.65 to 1.00
March 31, 2014	$300,000,000	5.1 to 1.00	1.80 to 1.00
June 30, 2014	$325,000,000	4.8 to 1.00	1.90 to 1.00
September 30, 2014	$355,000,000	4.6 to 1.00	2.10 to 1.00
December 31, 2014	$365,000,000	4.4 to 1.00	2.15 to 1.00

The amendment also, among other things, (i) permits the sale of certain specified parcels of real estate without counting such asset sales against the annual $25.0 million limit on asset sales and permits the Company to retain the net cash proceeds from such asset sales for the payment or settlement of workers’ compensation and bodily injury and property damage claims and (ii) allows the Company to addback to Consolidated EBITDA for purposes of the applicable financial covenants the fees, costs and expenses incurred in connection with the amendment, the ABL facility amendment (as described below) and the Company’s contribution deferral agreement.

On April 27, 2012, YRCW Receivables LLC, a wholly-owned subsidiary of the Company, entered into an amendment to the ABL facility, which reset the Company’s minimum Consolidated EBITDA (as such term is defined in the ABL facility) for each of the remaining test periods in a manner identical to the proposed amendment of minimum Consolidated EBITDA in the amended and restated credit agreement (including the addback for the fees, costs and expenses described above).

Risk and Uncertainties regarding Future Liquidity

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our $400 million ABL facility and any prospective net operating cash flows resulting from improvements in operations. In addition, we have generated liquidity through the sale and leaseback of assets and the disposal of property, assets and lines of business. As previously discussed, we can retain 100% of the proceeds from the sale of certain real estate for the payment or settlement of workers’ compensation and bodily injury and property damage claims. As of March 31, 2012, we had cash and cash equivalents and availability under the ABL facility of approximately $240.7 million and the borrowing base under our ABL facility was approximately $343.3 million.

Our principal uses of cash are to fund our operations, including making contributions to our single employer pension plans and the multiemployer pension funds and to meet our other cash obligations, including paying cash interest and principal for our funded debt, letter of credit fees under our credit facilities and funding capital expenditures. For the three months ended March 31, 2012, our cash flow from operating activities used net cash of $17.1 million, and we reported net losses of $85.5 million. In the first quarter of 2012, our operating revenues increased by $71.4 million as compared to the same period in 2011 and our operating loss decreased to $48.8 million in the first quarter of 2012 from $68.4 million in the same period in 2011.

Following completion of the July 2011 restructuring, we continue to have a considerable amount of indebtedness, a substantial portion of which will mature in late 2014 or early 2015, and considerable future funding obligations for our single employer pension plans and the multiemployer pension funds. As of March 31, 2012, we had approximately $1.4 billion in aggregate principal amount of outstanding indebtedness, which amount will increase over time as we continue to accrue paid-in-kind interest on a portion of such indebtedness. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to service such indebtedness or pay principal when due in respect of such indebtedness. We expect our funding obligations for the period April 2012 to December 2012 for our single employer pension plans and multi-employer pension funds will be approximately $56 million and $57 million, respectively. In addition, we also have, and will continue to have, substantial operating lease obligations. As of March 31, 2012, our minimum rental expense under operating leases for the remainder of 2012 was $40.8 million. As of March 31, 2012, our operating lease obligations through 2025 totaled $172.4 million.

Our capital expenditures for the three months ended March 31, 2012 and 2011 were $15.1 million and $10.1 million, respectively. These amounts were principally used to fund replacement engines and trailer refurbishments for our revenue fleet, capitalized maintenance costs for our network facilities and technology infrastructure. Additionally, during the three months ended March 31, 2012, we entered into new operating lease commitments for revenue equipment of approximately $49.1 million, with such payment to be made over the average lease term of 3 years. In light of our recent operating results and liquidity needs, we have deferred the majority of capital expenditures and expect to continue to do so for the foreseeable future, including the remainder of 2012. As a result, the average age of our fleet has increased and we will need to update our fleet periodically.

The credit facilities require us to comply with certain financial covenants, including maintenance of a maximum total leverage ratio, minimum interest coverage ratio, minimum adjusted EBITDA and maximum capital expenditures. Adjusted EBITDA, as defined in our credit facilities, is a measure that reflects the Company’s earnings before interest, taxes, depreciation, and amortization expense, and further adjusted for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees and results of permitted dispositions and discontinued operations. We were in compliance with each of these covenants as of and for the four quarters ended March 31, 2012. As previously discussed, the financial covenants under the credit facilities were amended in April 2012 to modify these financial covenants for the remaining term of the credit facilities.

We expect that our cash and cash equivalents, improvements in operating results, retention of cash proceeds from asset sales and availability under our credit facilities will be sufficient to allow us to comply with the amended financial covenants in our credit facilities, fund our operations, increase working capital as necessary to support our planned revenue growth and fund planned capital expenditures for the foreseeable future, including the next twelve months. Our ability to satisfy our liquidity needs over the next twelve months is dependent on a number of factors, many of which are outside of our control. These factors include:

•	our operating results, pricing and shipping volumes must continue to improve at a rate significantly better than what we have achieved in our recent financial results;

•	we must continue to comply with covenants and other terms of our credit facilities so as to have access to the borrowings available to us under such credit facilities;

•	our anticipated cost savings under our labor agreements, including wage reductions and savings due to work rule changes, must continue;

•	we must complete real estate sale transactions as anticipated;

•	we must continue to defer purchases of replacement revenue equipment or secure suitable operating leases for such replacement revenue equipment;

•	we must continue to implement and realize substantial cost savings measures to match our costs with business levels and to continue to become more efficient;

•

we must continue to carefully manage receipts and disbursements, including amounts and timing, focusing on reducing days sales outstanding for trade receivables and managing days outstanding for trade payables; and

•

we must be able to generate operating cash flows that are sufficient to provide for additional cash requirements for pension contributions to single-employer pension plans and multiemployer pension funds, cash interest on debt and for capital expenditures or additional lease payments for new revenue equipment.

There can be no assurance that management will be successful or that such plans will be achieved. We expect to continue to monitor our liquidity, work to alleviate these uncertainties and address our cash needs through a combination of one or more of the following actions:

•	we will continue to aggressively seek additional and return business from customers;

•	we will continue to attempt to reduce our escrow deposits and letter of credit collateral requirements related to our self-insurance programs;

•	if appropriate, we may sell additional equity or pursue other capital market transactions; and

•	we may consider selling additional assets or business lines, which would require lenders’ consent in most cases.

The Company has experienced recurring net losses from continuing operations and operating cash flow deficits. Our ability to continue as a going concern is dependent on many factors, including among others, improvements in our operating results necessary to comply with the modified covenants. These conditions raise significant uncertainty about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the foregoing uncertainties.

5. Debt and Financing

Total debt consisted of the following:

As of March 31, 2012 (in millions)	Par Value	Premium/ (Discount)	Book Value	Stated Interest Rate	Effective Interest Rate
Restructured term loan	$301.6	$90.9	$392.5	10.0%	0.0%
ABL facility – Term A (capacity $175, borrowing base $119.4, availability $14.4)	105.0	(6.9)	98.1	8.5%	51.5%
ABL facility – Term B	223.9	(11.5)	212.4	11.25%	14.7%
Series A Notes	149.8	(33.4)	116.4	10.0%	18.3%
Series B Notes	99.6	(35.4)	64.2	10.0%	25.6%
6% convertible senior notes	69.4	(9.4)	60.0	6.0%	15.5%
Pension contribution deferral obligations	136.1	(0.5)	135.6	3.0-18.0%	7.1%
Lease financing obligations	314.8	—	314.8	10.0-18.2%	11.9%
5.0% and 3.375% contingent convertible senior notes	1.9	—	1.9	5.0% and 3.375%	5.0% and 3.375%

Total debt	$1,402.1	$(6.2)	$1,395.9

Current maturities of ABL facility – Term B	(2.3)	—	(2.3)
Current maturities of 5.0% and 3.375% contingent convertible senior notes and other	(1.9)	—	(1.9)
Current maturities of lease financing obligations	(5.8)	—	(5.8)

Long-term debt	$1,392.1	$—	$1,385.9

As of December 31, 2011 (in millions)	Par Value	Premium/ (Discount)	Book Value	Stated Interest Rate	Effective Interest Rate
Restructured term loan	$303.1	$98.9	$402.0	10.0%	0.0%
ABL facility – Term A (capacity $175, borrowing base $136.1, availability $76.1)	60.0	(7.6)	52.4	8.5%	51.5%
ABL facility – Term B	224.4	(12.4)	212.0	11.25%	14.7%
Series A Notes	146.3	(35.0)	111.3	10.0%	18.3%
Series B Notes	98.0	(37.1)	60.9	10.0%	25.6%
6% convertible senior notes	69.4	(10.3)	59.1	6.0%	15.5%
Pension contribution deferral obligations	140.2	(0.6)	139.6	3.0-18.0%	5.2%
Lease financing obligations	315.2	—	315.2	10.0-18.2%	11.9%
5.0% and 3.375% contingent convertible senior notes	1.9	—	1.9	5.0% and 3.375%	5.0% and 3.375%
Other	0.3	—	0.3

Total debt	$1,358.8	$(4.1)	$1,354.7

Current maturities of ABL facility – Term B	(2.3)	—	(2.3)
Current maturities of 5.0% and 3.375% contingent convertible senior notes and other	(2.2)	—	(2.2)
Current maturities of lease financing obligations	(5.0)	—	(5.0)

Long-term debt	$1,349.3	$(4.1)	$1,345.2

Fair Value Measurement

The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	March 31, 2012		December 31, 2011
(in millions)	Carrying amount	Fair Value	Carrying amount	Fair Value
Restructured term loan	$392.5	$213.2	$402.0	$216.5
ABL facility	310.5	325.8	264.4	268.8
Series A Notes and Series B Notes	180.6	154.6	172.2	168.7
Lease financing obligations	314.8	314.8	315.2	315.2
Other	197.5	132.0	200.9	139.9

Total debt	$1,395.9	$1,140.4	$1,354.7	$1,109.1

The fair values of the restructured term loan, ABL facility, Series A and Series B Notes, the 6% convertible senior notes (included in “Other” above) and pension contribution deferral obligations (included in “Other” above) were estimated based on observable prices (level two inputs for fair value measurements). The carrying amount of the lease financing obligations approximates fair value.

6. Employee Benefits

Components of Net Periodic Pension Costs

The following table sets forth the components of our company-sponsored pension costs for the three months ended March 31:

	Pension Costs
(in millions)	2012	2011
Service cost	$1.0	$0.9
Interest cost	14.8	15.2
Expected return on plan assets	(11.6)	(10.7)
Amortization of net loss	2.9	2.4

Total periodic pension cost	$7.1	$7.8

We expect to contribute $76.6 million to our company-sponsored pension plans in 2012 of which we have contributed $20.8 million through April 30, 2012.

7. Income Taxes

Effective Tax Rate

Our effective tax rate for the three months ended March 31, 2012 and 2011 was 3.7% and 4.2%, respectively. Significant items impacting the 2012 rate include a net state tax provision, certain permanent items and an increase in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2012. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At March 31, 2012 and December 31, 2011, substantially all of our net deferred tax assets are subject to a valuation allowance.

Uncertain Tax Positions

During the three months ended March 31, 2012, in anticipation of the pending disposition of our interest in Shanghai Jiayu Logistics Co., Ltd, we added approximately $2 million to our reserve for uncertain tax positions relative to potential foreign taxes resulting from particular intercompany transactions among multiple foreign subsidiaries.

8. Shareholders’ Deficit

The following reflects the activity in the shares of our common stock for the three months ended March 31:

(in thousands)	2012
Beginning balance	6,847
Issuance of equity awards, net	1
Issuance of equity upon conversion of Series B Notes	61

Ending balance	6,909

9. Loss Per Share

Given our net loss position for the three months ended March 31, 2012 and 2011, there are no dilutive securities for these periods.

Antidilutive options and share units were 781,149 and 37,309 for the three months ended March 31, 2012 and 2011, respectively. Antidilutive 6% convertible senior note conversion shares, including the make whole premium, were convertible into 17,616 common shares at March 31, 2012 and 2011. Antidilutive Series A convertible note conversion shares were 5,904,000 as of March 31, 2012 with no corresponding amount at March 31, 2011. Antidilutive Series B convertible note conversion shares, including the make whole premiums, were 7,199,000 as of March 31, 2012 with no corresponding amount at March 31, 2011.

10. Business Segments

We report financial and descriptive information about our reportable operating segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We evaluate performance primarily on operating income and return on committed capital.

We have the following reportable segments, which are strategic business units that offer complementary transportation services to their customers. YRC Freight includes carriers that provide comprehensive national, regional and international services. Regional Transportation is comprised of carriers that focus primarily on business opportunities in the next-day and regional delivery markets. Additionally, during 2011 we reported Truckload as a separate segment, which consisted entirely of Glen Moore, a former domestic truckload carrier. On December 15, 2011, we sold a majority of the assets of Glen Moore to a third party for $18.5 million and ceased the operations.

The accounting policies of the segments are the same as those described in the Summary of Accounting Policies note in our Annual Report on Form 10-K for the year ended December 31, 2011. We charge management fees and other corporate services to our segments based on the direct benefits received or as a percentage of revenue. Corporate and other operating losses represent residual operating expenses of the holding company, including compensation and benefits and professional services for all periods presented. Corporate identifiable assets primarily refer to cash, cash equivalents, investments in equity method affiliates and deferred debt issuance costs. Intersegment revenue primarily relates to transportation services between our segments.

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Truckload	Corporate/ Eliminations	Consolidated
As of March 31, 2012
Identifiable assets	$1,458.2	$850.7	n/a	$172.6	$2,481.5
As of December 31, 2011
Identifiable assets	1,410.0	843.6	2.7	229.5	2,485.8
Three months ended March 31, 2012
External revenue	789.1	402.0	n/a	3.2	1,194.3
Intersegment revenue	—	0.1	n/a	(0.1)	—
Operating income (loss)	(56.1)	11.4	n/a	(4.1)	(48.8)
Three months ended March 31, 2011
External revenue	730.0	365.7	21.8	5.4	1,122.9
Intersegment revenue	—	0.4	3.4	(3.8)	—
Operating income(loss)	(51.7)	(1.2)	(3.9)	(11.6)	(68.4)

11. Commitments, Contingencies, and Uncertainties

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

In general, the complaints alleged that the defendants breached their fiduciary duties under ERISA by providing participants Company common stock as part of their matching contributions and by not removing the stock fund as an investment option in the plans in light of the Company’s financial condition. Although some Company matching contributions were made in Company common stock, participants were not permitted to invest their own contributions in the Company stock fund. The complaints alleged that the defendants failed to prudently and loyally manage the plans and assets of the plans; imprudently invested in

Company common stock; failed to monitor fiduciaries and provide them with accurate information; breached the duty to properly appoint, monitor, and inform the Benefits Administrative Committee; misrepresented and failed to disclose adverse financial information; breached the duty to avoid conflict of interest; and are subject to co-fiduciary liability. Each of the complaints sought, among other things, an order compelling defendants to make good to the plan all losses resulting from the alleged breaches of fiduciary duty, attorneys’ fees, and other injunctive and equitable relief.

On March 3, 2010, the Court entered an order consolidating three of the four cases and, on April 1, 2010, the plaintiffs filed a consolidated complaint. The consolidated complaint asserted the same claims as the previously-filed complaints but named as defendants certain former officers of the Company in addition to those current and former officers and former directors that had already been named. The fourth case (Franklin) was consolidated with the first three cases on May 12, 2010. On April 6, 2011, the court certified a class consisting of all 401(k) Plan participants or beneficiaries who held YRCW stock in their accounts between October 25, 2007 and the present.

On October 31, 2011, the parties entered into a settlement agreement with respect to 401(k) Plan participants and beneficiaries who held YRCW stock in their accounts between October 25, 2007 and June 8, 2011. On March 6, 2012, the Court approved the settlement, which is binding on all class members and provides a complete release of claims as to all of the named defendants. The named defendants and their immediate family members are excluded from the class and will not share in the settlement. The agreed to settlement amount of $6.5 million was paid entirely by our insurer.

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

On April 8, 2011, an individual (Stan Better) and a group of investors (including Bryant Holdings LLC) filed competing motions seeking to be named the lead plaintiff in the lawsuit. The Court appointed them as co-lead plaintiffs in the lawsuit on August 22, 2011. Plaintiffs filed their amended complaint on October 21, 2011, which contains allegations consistent with the original complaint. The Company has filed a motion to dismiss the amended complaint, which is pending before the Court. The ultimate outcome of this case is not determinable. Therefore, we have not recorded any liability for this matter.

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

12. Condensed Consolidating Financial Statements

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

The following represents condensed consolidating financial information as of March 31, 2012 and 2011, with respect to the financial position and for the three months ended March 31, 2012 and 2011, for results of operations and cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and YRCW Receivables LLC, the special-purpose entity that is associated with our ABL facility.

Condensed Consolidating Balance Sheets

March 31, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$170	$15	$41	$—	$226
Intercompany advances receivable	—	(46)	46	—	—
Accounts receivable, net	3	(7)	493	—	489
Prepaid expenses and other	71	104	(7)	—	168

Total current assets	244	66	573	—	883
Property and equipment	1	2,719	185	—	2,905
Less – accumulated depreciation	—	(1,518)	(98)	—	(1,616)

Net property and equipment	1	1,201	87	—	1,289
Investment in subsidiaries	2,369	170	(31)	(2,508)	—
Receivable from affiliate	(1,229)	712	517	—	—
Intangibles and other assets	389	214	57	(350)	310

Total assets	$1,774	$2,363	$1,203	$(2,858)	$2,482

Intercompany advances payable	$(2)	$(222)	$424	$(200)	$—
Accounts payable	49	106	14	—	169
Wages, vacations and employees’ benefits	13	189	13	—	215
Other current and accrued liabilities	99	173	24	—	296
Current maturities of long-term debt	8	—	2	—	10

Total current liabilities	167	246	477	(200)	690
Payable to affiliate	—	—	150	(150)	—
Long-term debt, less current portion	1,078	—	308	—	1,386
Deferred income taxes, net	171	(144)	5	—	32
Pension and postretirement	437	—	—	—	437
Claims and other liabilities	364	5	—	—	369
Commitments and contingencies
Shareholders’ equity (deficit)	(443)	2,256	263	(2,508)	(432)

Total liabilities and shareholders’ equity (deficit)	$1,774	$2,363	$1,203	$(2,858)	$2,482

December 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$142	$20	$39	$—	$201
Intercompany advances receivable	—	(46)	46	—	—
Accounts receivable, net	5	9	463	—	477
Prepaid expenses and other	92	78	(10)	—	160

Total current assets	239	61	538	—	838
Property and equipment	—	2,887	188	—	3,075
Less – accumulated depreciation	—	(1,639)	(99)	—	(1,738)

Net property and equipment	—	1,248	89	—	1,337
Investment in subsidiaries	2,228	127	(13)	(2,342)	—
Receivable from affiliate	(1,123)	645	478	—	—
Intangibles and other assets	387	216	58	(350)	311

Total assets	$1,731	$2,297	$1,150	$(2,692)	$2,486

Intercompany advances payable	$(1)	$(218)	$419	$(200)	$—
Accounts payable	31	103	17	1	152
Wages, vacations and employees’ benefits	24	173	13	—	210
Claims and insurance accruals	158	15	5	—	178
Other current and accrued liabilities	(38)	144	20	—	126
Current maturities of long-term debt	7	—	3	—	10

Total current liabilities	181	217	477	(199)	676
Payable to affiliate	—	—	150	(150)	—
Long-term debt, less current portion	1,083	—	262	—	1,345
Deferred income taxes, net	176	(149)	5	—	32
Pension and postretirement	440	—	—	—	440
Claims and other liabilities	347	5	—	—	352
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(496)	2,224	260	(2,343)	(355)
Non-controlling interest	—	—	(4)	—	(4)

Total Shareholders’ equity (deficit)	(496)	2,224	256	(2,343)	(359)

Total liabilities and shareholders’ equity (deficit)	$1,731	$2,297	$1,150	$(2,692)	$2,486

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

For the three months ended March 31, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,089	$105	$—	$1,194

Operating expenses:
Salaries, wages and employees’ benefits	10	647	48	—	705
Operating expenses and supplies	(10)	280	23	—	293
Purchased transportation	—	99	21	—	120
Depreciation and amortization	—	45	4	—	49
Other operating expenses	1	62	5	—	68
Gains on property disposals, net	—	8	—	—	8

Total operating expenses	1	1,141	101	—	1,243

Operating income (loss)	(1)	(52)	4	—	(49)

Nonoperating (income) expenses:
Interest expense	25	—	11	—	36
Other, net	74	(46)	(28)	—	—

Nonoperating (income) expenses, net	99	(46)	(17)	—	36

Income (loss) before income taxes	(100)	(6)	21	—	(85)
Income tax benefit	(2)	—	(1)	—	(3)

Net income (loss)	(98)	(6)	22	—	(82)
Less: Net income attributable to non-controlling interest	—	—	4	—	4

Net income (loss) attributable to YRC Worldwide Inc.	(98)	(6)	18	—	(86)
Other comprehensive income, net of tax	1	3	2	—	6

Comprehensive income (loss) attributable to YRC Worldwide Inc. Shareholders	$(97)	$(3)	$20	$—	$(80)

For the three months ended March 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,022	$101	$—	$1,123

Operating expenses:
Salaries, wages and employees’ benefits	—	627	53	—	680
Operating expenses and supplies	6	248	23	—	277
Purchased transportation	—	101	19	—	120
Depreciation and amortization	—	45	4	—	49
Other operating expenses	2	62	4	—	68
Gains on property disposals, net	—	(3)	—	—	(3)

Total operating expenses	8	1,080	103	—	1,191

Operating loss	(8)	(58)	(2)	—	(68)

Nonoperating (income) expenses:
Interest expense	32	1	6	—	39
Other, net	68	(47)	(21)	—	—

Nonoperating (income) expenses, net	100	(46)	(15)	—	39

Income (loss) before income taxes	(108)	(12)	13	—	(107)
Income tax benefit	(5)	—	—	—	(5)

Net income (loss)	(103)	(12)	13	—	(102)
Other comprehensive income, net of tax	—	2	2	—	4

Comprehensive income (loss) attributable to YRC Worldwide Inc. Shareholders	$(103)	$(10)	$15	$—	$(98)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(87)	$76	$(6)	$—	$(17)

Investing activities:
Acquisition of property and equipment	—	(15)	—	—	(15)
Proceeds from disposal of property and equipment	—	10	—	—	10
Restricted amounts held in escrow	10	—	—	—	10

Net cash provided (used in) by investing activities	10	(5)	—	—	5

Financing activities:
Issuance (repayment) of long-term debt, net	(5)	—	44	—	39
Debt issuance cost	—	—	(2)	—	(2)
Intercompany advances / repayments	110	(76)	(34)	—	—

Net cash provided by (used in) financing activities	105	(76)	8	—	37

Net increase (decrease) in cash and cash equivalents	28	(5)	2	—	25
Cash and cash equivalents, beginning of period	142	20	39	—	201

Cash and cash equivalents, end of period	$170	$15	$41	$—	$226

For the three months ended March 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(52)	$46	$(40)	$—	$(46)

Investing activities:
Acquisition of property and equipment	—	(10)	—	—	(10)
Proceeds from disposal of property and equipment	—	11	—	—	11

Net cash provided by investing activities	—	1	—	—	1

Financing activities:
Asset backed securitization borrowings , net	—	—	25	—	25
Issuance of long-term debt, net	38	—	—	—	38
Debt issuance cost	(4)	—	—	—	(4)
Intercompany advances / repayments	16	(45)	29	—	—

Net cash provided by (used in) financing activities	50	(45)	54	—	59

Net increase (decrease) in cash and cash equivalents	(2)	2	14	—	14
Cash and cash equivalents, beginning of period	120	10	13	—	143

Cash and cash equivalents, end of period	$118	$12	$27	$—	$157

Guarantees of the 10% Series A Convertible Senior Secured Notes and the 10% Series B Convertible Senior Secured Notes

On July 22, 2011, we issued $140 million in aggregate principal amount of new 10% series A convertible senior secured notes and $100 million in aggregate principal amount of new 10% series B convertible senior secured notes both due 2015 (collectively, the “New Convertible Secured Notes”). In connection with the New Convertible Secured Notes, the following 100% owned subsidiaries of YRC Worldwide issued guarantees in favor of the holders of the New Convertible Secured Notes: YRC Inc., YRC Enterprise Services, Inc., Roadway LLC, Roadway Reverse Logistics, Inc., Roadway Express International, Inc., Roadway Next Day Corporation, New Penn Motor Express Inc., YRC Regional Transportation, Inc., USF Holland Inc., USF Reddaway Inc., USF Glen Moore Inc., YRC Logistics Services, Inc., USF Bestway Inc., USF Dugan Inc., USF RedStar LLC, YRC Mortgages, LLC, YRC Association Solutions Inc., YRC International Investments Inc., and Express Lane Services Inc. Each of the guarantees is full and unconditional and joint and several, subject to customary release provisions. Effective December 31, 2011, USF Technology Services Inc. was released as a guarantor in connection with its merger with and into USF Canada, Inc. Effective December 31, 2011, USF Sales Corporation, USF Canada Inc., USF Mexico Inc,. USFreightways and IMUA Handling Corporation were released as guarantors in connection with their merger with and into YRC Regional Transportation, Inc.

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

The following represents condensed consolidating financial information as of March 31, 2012 and 2011, with respect to the financial position and for the three months ended March 31, 2012 and 2011, for results of operations and the statement of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the New Convertible Secured Notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the New Convertible Secured Notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and YRCW Receivables LLC, the special-purpose entity that is associated with our ABL facility.

Condensed Consolidating Balance Sheets

March 31, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$170	$16	$40	$—	$226
Intercompany advances receivable	—	(46)	46	—	—
Accounts receivable, net	3	23	463	—	489
Prepaid expenses and other	71	112	(15)	—	168

Total current assets	244	105	534	—	883
Property and equipment	1	2,851	53	—	2,905
Less – accumulated depreciation	—	(1,578)	(38)	—	(1,616)

Net property and equipment	1	1,273	15	—	1,289
Investment in subsidiaries	2,369	156	(17)	(2,508)	—
Receivable from affiliate	(1,229)	829	400	—	—
Intangibles and other assets	389	251	20	(350)	310

Total assets	$1,774	$2,614	$952	$(2,858)	$2,482

Intercompany advances payable	$(2)	$(222)	$424	$(200)	$—
Accounts payable	49	111	9	—	169
Wages, vacations and employees’ benefits	13	199	3	—	215
Other current and accrued liabilities	99	181	16	—	296
Current maturities of long-term debt	8	—	2	—	10

Total current liabilities	167	269	454	(200)	690
Payable to affiliate	—	150	—	(150)	—
Long-term debt, less current portion	1,078	—	308	—	1,386
Deferred income taxes, net	171	(144)	5	—	32
Pension and postretirement	437	—	—	—	437
Claims and other liabilities	364	5	—	—	369
Commitments and contingencies
Shareholders’ equity (deficit)	(443)	2,334	185	(2,508)	(432)

Total liabilities and shareholders’ equity (deficit)	$1,774	$2,614	$952	$(2,858)	$2,482

December 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$142	$21	$38	$—	$201
Intercompany advances receivable	—	(46)	46	—	—
Accounts receivable, net	5	37	435	—	477
Prepaid expenses and other	92	85	(17)	—	160

Total current assets	239	97	502	—	838
Property and equipment	—	3,020	55	—	3,075
Less – accumulated depreciation	—	(1,699)	(39)	—	(1,738)

Net property and equipment	—	1,321	16	—	1,337
Investment in subsidiaries	2,228	121	(7)	(2,342)	—
Receivable from affiliate	(1,123)	755	368	—	—
Intangibles and other assets	387	254	19	(349)	311

Total assets	$1,731	$2,548	$898	$(2,691)	$2,486

Intercompany advances payable	$(1)	$(218)	$419	$(200)	$—
Accounts payable	31	107	13	1	152
Wages, vacations and employees’ benefits	24	182	4	—	210
Claims and insurance accruals	158	16	4	—	178
Other current and accrued liabilities	(38)	152	12	—	126
Current maturities of long-term debt	7	—	3	—	10

Total current liabilities	181	239	455	(199)	676
Payable to affiliate	—	150	—	(150)	—
Long-term debt, less current portion	1,083	—	262	—	1,345
Deferred income taxes, net	176	(149)	5	—	32
Pension and postretirement	440	—	—	—	440
Claims and other liabilities	347	5	—	—	352
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(496)	2,303	180	(2,342)	(355)
Non-controlling interest	—	—	(4)	—	(4)

Total Shareholders’ equity (deficit)	(496)	2,303	176	(2,342)	(359)

Total liabilities and shareholders’ equity (deficit)	$1,731	$2,548	$898	$(2,691)	$2,486

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

For the three months ended March 31, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,152	$42	$—	$1,194

Operating expenses:
Salaries, wages and employees’ benefits	10	679	16	—	705
Operating expenses and supplies	(10)	293	10	—	293
Purchased transportation	—	105	15	—	120
Depreciation and amortization	—	48	1	—	49
Other operating expenses	1	66	1	—	68
Gains on property disposals, net	—	8	—	—	8

Total operating expenses	1	1,199	43	—	1,243

Operating loss	(1)	(47)	(1)	—	(49)

Nonoperating (income) expenses:
Interest expense	25	—	11	—	36
Other, net	74	(47)	(27)	—	—

Nonoperating (income) expenses, net	99	(47)	(16)	—	36

Income (loss) before income taxes	(100)	—	15	—	(85)
Income tax benefit	(2)	—	(1)	—	(3)

Net income (loss)	(98)	—	16	—	(82)
Less: Net income attributable to non-controlling interest	—	—	4	—	4

Net income (loss) attributable to YRC Worldwide Inc.	(98)	—	12	—	(86)
Other comprehensive income, net of tax	1	3	2	—	6

Comprehensive income (loss) attributable to YRC Worldwide Inc. Shareholders	$(97)	$3	$14	$—	$(80)

For the three months ended March 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,080	$43	$—	$1,123

Operating expenses:
Salaries, wages and employees’ benefits	—	663	17	—	680
Operating expenses and supplies	6	260	11	—	277
Purchased transportation	—	106	14	—	120
Depreciation and amortization	—	48	1	—	49
Other operating expenses	2	64	2	—	68
Gains on property disposals, net	—	(3)	—	—	(3)

Total operating expenses	8	1,138	45	—	1,191

Operating loss	(8)	(58)	(2)	—	(68)

Nonoperating (income) expenses:
Interest expense	32	1	6	—	39
Other, net	68	(53)	(15)	—	—

Nonoperating (income) expenses, net	100	(52)	(9)	—	39

Income (loss) before income taxes	(108)	(6)	7	—	(107)
Income tax benefit	(5)	—	—	—	(5)

Net income (loss)	(103)	(6)	7	—	(102)
Other comprehensive income, net of tax	—	2	2	—	4

Comprehensive income (loss) attributable to YRC Worldwide Shareholders	$(103)	$(4)	$9	$—	$(98)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(87)	$83	$(13)	$—	$(17)

Investing activities:
Acquisition of property and equipment	—	(15)	—	—	(15)
Proceeds from disposal of property and equipment	—	10	—	—	10
Restricted amounts held in escrow	10	—	—	—	10

Net cash provided by (used in) investing activities	10	(5)	—	—	5

Financing activities:
Issuance (repayment) of long-term debt, net	(5)	—	44	—	39
Debt issuance cost	—	—	(2)	—	(2)
Intercompany advances / repayments	110	(83)	(27)	—	—

Net cash provided by (used in) financing activities	105	(83)	15	—	37

Net increase (decrease) in cash and cash equivalents	28	(5)	2	—	25
Cash and cash equivalents, beginning of period	142	21	38	—	201

Cash and cash equivalents, end of period	$170	$16	$40	$—	$226

For the three months ended March 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(52)	$56	$(50)	$—	$(46)

Investing activities:
Acquisition of property and equipment	—	(10)	—	—	(10)
Proceeds from disposal of property And equipment	—	11	—	—	11

Net cash provided by investing activities	—	1	—	—	1

Financing activities:
Asset backed securitization borrowings , net	—	—	25	—	25
Issuance of long-term debt, net	38	—	—	—	38
Debt issuance cost	(4)	—	—	—	(4)
Intercompany advances / repayments	16	(52)	36	—	—

Net cash provided by (used in) financing activities	50	(52)	61	—	59

Net increase (decrease) in cash and cash equivalents	(2)	5	11	—	14
Cash and cash equivalents, beginning of period	120	9	14	—	143

Cash and cash equivalents, end of period	$118	$14	$25	$—	$157

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of YRC Worldwide Inc. (also referred to as “YRC Worldwide”, the “Company”, “we” or “our”). MD&A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or include the words “will,” “expect,” “intend,” “anticipate,” “believe,” “project,” “forecast,” “propose,” “plan,” “designed,” “enable” and similar expressions. Forward-looking statements are inherently uncertain and are subject to significant business, economic, competitive, regulatory and other risks, uncertainties and contingencies, known and unknown, many of which are beyond our control. Our future financial condition and results could differ materially from those predicted in such forward-looking statements because of a number of factors, including (without limitation) our ability to generate sufficient cash flows and liquidity to fund operations and satisfy our obligations related to our substantial indebtedness and lease and pension funding requirements; our ability to finance the maintenance, acquisition and replacement of revenue equipment and finance other necessary capital expenditures; changes in equity and debt markets; general or regional economic activity, including (without limitation) customer demand in the retail and manufacturing sectors; the success of our management team in implementing its strategic plan and operational and productivity improvements, including (without limitation) our continued ability to meet high on-time and quality delivery performance standards, and the impact of those improvements on our future liquidity and profitability; inclement weather; price and availability of fuel; sudden changes in the cost of fuel or the index upon which we base our fuel surcharge and the effectiveness of our fuel surcharge program in protecting us against fuel price increases; competition and competitive pressure on service and pricing; expense volatility, including (without limitation) expense volatility due to changes in rail service or pricing for rail service; ; our ability to comply and the cost of compliance with federal, state, local and foreign laws and regulations, including (without limitation) laws and regulations for the protection of employee safety and health and the environment; terrorist attack; labor relations, including (without limitation) the continued support of our union employees with respect to our strategic plan, the impact of work rules, work stoppages, strikes or other disruptions, our obligations to multi-employer health, welfare and pension plans, wage requirements and employee satisfaction; the impact of claims and litigation to which we are or may become exposed; and other risks and contingencies, including (without limitation) the risk factors that are included in our reports filed with the Securities and Exchange Commission, including those described under “Risk Factors” in our annual report on Form 10-K and quarterly reports on Form 10-Q.

Results of Operations

This section focuses on the highlights and significant items that impacted our operating results during the first quarter of 2012. We have presented a discussion regarding the operating results of each of our operating segments: YRC Freight and Regional Transportation. In 2011, we reported Truckload as a separate segment, which consisted of Glen Moore, a former domestic truckload carrier and represented 2% of our consolidated revenue for the three months ended March 31, 2011. On December 15, 2011, we sold a majority of Glen Moore’s assets to a third party and concluded operations.

Consolidated Results

Our consolidated results for the three months ended March 31, 2012 and 2011 include the results of each of the operating segments discussed below and corporate charges. A more detailed discussion of the operating results of our segments is presented below.

The table below provides summary consolidated financial information for the three months ended March 31:

(in millions)	2012	2011	Percent Change
Operating revenue	$1,194.3	$1,122.9	6.4%
Operating loss	(48.8)	(68.4)	28.7%
Nonoperating expenses, net	36.0	38.8	(7.2%)
Net loss	$(81.6)	$(102.7)	20.5%

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Our consolidated operating revenue increased 6.4% during the three months ended March 31, 2012 versus the same period in 2011 due to both increases in volume over the comparable prior year quarter and increases in yield or pricing. Our volume increases are primarily attributed to a moderately improving economic environment. The improvement in yield is due to increased fuel surcharge revenue resulting from higher diesel fuel costs as well as a more disciplined industry pricing market.

Consolidated operating revenue includes fuel surcharge revenue. Fuel surcharges are common throughout our industry and represent an amount that we charge to customers that adjusts with changing fuel prices. We base our fuel surcharges on a published national index and adjust them weekly. Rapid material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income versus prior periods as there is a lag in our adjustment of base rates in response to changes in fuel surcharge. We believe that fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require changes. We believe the distinction between base rates and fuel surcharge has blurred over time, and it is impractical to clearly separate all the different factors that influence the price that our customers are willing to pay. In general, under our present fuel surcharge program, we believe rising fuel costs are beneficial to us and falling fuel costs are detrimental to us in the short term.

Operating expenses for the first quarter of 2012 increased $51.8 million or 4.3% as compared to the same period in 2011 primarily related to a $23.0 million increase in salaries, wages and benefits and a $16.1 million increase in operating expenses and supplies, which are attributable primarily to increasing volumes and higher fuel prices. Our consolidated operating loss during the first quarter of 2012 includes an $8.4 million net loss from fair value adjustments for property and equipment held for sale and the sale of property and equipment compared to a $3.0 million net gain for the same period in 2011.

The increase in salaries, wages and benefits in the first quarter of 2012 as compared to the same period in 2011 is largely due to an increase in benefits compared to the prior year resulting from the resumption of multi-employer pension contribution expense in June 2011 as well as higher shipment related wages in the current year as we reacted to greater volumes. The increase in operating expenses and supplies is a result of higher fuel expenses of $12.1 million or 8.9%, vehicle maintenance of $4.7 million or 11.6%, and increases to legal reserves related to the estimated losses for prior years’ legal claims of $6.8 million. The increases were offset by lower facility maintenance of $3.7 million or 18.1% and professional service fees of $5.4 million or 20.5%.

Nonoperating expenses decreased $2.9 million in the first quarter of 2012 compared to the same period in 2011. The reduction consisted primarily of reduced interest expense of $2.4 million as a result of various changes resulting from the Company’s July 22, 2011 restructuring. The first three months of 2012 included $8.4 million less in deferred debt cost amortization compared to the same period in 2011 as the deferred debt costs related to our prior credit agreement were included in the carryover basis of the new restructured term loan and the Series A Notes and the deferred debt costs related to our prior ABS facility were removed as part of the restructuring. Also, the first quarter of 2012 included $2.6 million of net amortization of the Series A Notes and Series B Notes discounts and term loan premium. Offsetting these reductions was a $5.3 million increase in interest expense incurred related to the Company’s ABL facility during the first three months of 2012 compared to our prior ABS facility in the same period in 2011.

Our effective tax rate for the three months ended March 31, 2012 and 2011 was 3.7% and 4.2%, respectively. Significant items impacting the 2012 rate include a net state tax provision, certain permanent items and an increase in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2012. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At March 31, 2012 and December 31, 2011, substantially all of our net deferred tax assets are subject to a valuation allowance.

YRC Freight Results

YRC Freight represented approximately 66% and 65% of our consolidated revenue in the first quarter of 2012 and 2011, respectively. The table below provides summary financial information for YRC Freight for the three months ended March 31:

(in millions)	2012	2011	Percent Change
Operating revenue	$789.1	$730.0	8.1%
Operating loss	(56.1)	(51.7)	(8.5%)
Operating ratio(a)	107.1%	107.1%	—

(a)	Operating ratio is calculated as (i) 100 percent plus (ii) plus the result of dividing operating loss by operating revenue and expressed as a percentage.

Three months ended March 31, 2012 compared to three months ended March 31, 2011

YRC Freight reported operating revenue of $789.1 million in the first quarter of 2012, an increase of $59.1 million or 8.1% compared to the first quarter of 2011. The two primary components of operating revenue are volume, comprised of the number of shipments and weight per shipment, and price or yield, usually evaluated on a per hundredweight basis. The increase in operating revenue was largely driven by a 3.5% increase in total picked-up tonnage per day and a 3.3% increase in revenue per hundredweight resulting mostly from higher fuel surcharge revenue, which was driven by higher diesel prices in 2012 as compared to the same period in 2011 as well as a more disciplined industry pricing market. The increase in picked-up tonnage per day was primarily due to a 2.8% increase in total shipments per day and a 0.7% increase in weight per shipment. Our volume increases are primarily attributed to a moderately improving economic environment.

Operating loss for YRC Freight was $56.1 million in the first quarter of 2012 compared to operating loss of $51.7 million in the comparable prior year period. Revenue in the first quarter of 2012 was higher by $59.1 million while total costs, excluding losses on property disposals and impairments, increased by $55.9 million. The cost increases consisted primarily of higher salaries, wages and employees’ benefits of $22.3 million or 5.1% and higher other operating expenses of $4.3 million or 5.9%, higher operating expenses and supplies of $31.3 million or 18.8% offset by lower purchased transportation costs of $2.0 million or 2.0%.

The increase in salaries, wages and employees’ benefits (including workers’ compensation expense) of $22.3 million during the first quarter of 2012 is primarily the result of an increase in benefits of $21.5 million compared to the prior year resulting from the resumption of multi-employer pension contribution expense in June 2011 and higher costs associated with the contractual health and welfare benefit increase effective August 2011. In addition, the increase is due to higher shipment related wages due to increased business volumes and contractual wage increases offset by lower salaries and workers’ compensation expense.

Operating expenses and supplies were higher due mostly to increases in fuel costs associated with higher diesel prices and greater volumes in the first quarter of 2012 compared to the same period in 2011. Operating expenses and supplies were also impacted by increases to legal reserves related to estimated losses for prior years’ legal claims offset by a decrease in bad debt expense of $1.1 million in the first quarter of 2012 compared to the comparable prior year period reflective of improvements in our revenue management processes and fewer bankruptcies in our customer base.

The decrease in purchased transportation during the first quarter of 2011 versus the comparable prior year period resulted primarily from lower volumes moved on the rail in the first quarter of 2012 compared to the same period of 2011. Rail costs decreased 0.1% due to lower volume offset by higher fuel surcharges compared to the prior year period while other purchased transportation costs decreased 4.3%.

Other operating expenses were higher mostly due to a general liability claims expense increase of $1.6 million or 18.9% related to a more unfavorable development of claims in 2012 compared to the first quarter of 2011 and higher cargo claims expense of $2.7 million or 30.5% due to unfavorable development of claims and a higher rate for claims in the current year.

Losses on property disposals and impairments were $8.0 million in the first quarter of 2012 compared to $0.5 million in the first quarter of 2011.

Regional Transportation Results

Regional Transportation represented approximately 34% and 33% of our consolidated revenue in the first quarter of 2012 and 2011, respectively. The table below provides summary financial information for Regional Transportation for the three months ended March 31:

(in millions)	2012	2011	Percent Change
Operating revenue	$402.0	$366.1	9.8%
Operating income (loss)	11.4	(1.2)	n/m	(b)
Operating ratio (a)	97.2%	100.3%	3.1pp	(c)

(a)	Operating ratio is calculated as (i) 100 percent plus (ii) minus the result of dividing operating income by operating revenue or (iii) plus the result of dividing operating loss by operating revenue, and expressed as a percentage.
(b)	Not meaningful
(c)	Percentage points

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Regional Transportation reported operating revenue of $402.0 million for the first quarter of 2012, representing an increase of $35.9 million, or 9.8% from the first quarter of 2011. Total weight per day was up 6.0%, representing a 4.3% increase in total shipments per day and a 1.6% higher total weight per shipment compared to 2011. Our volume increases are primarily attributed to a moderately improving economic environment.

Total revenue per hundredweight increased 4.5% in the first quarter of 2012 as compared to the first quarter of 2011, due to higher fuel surcharge revenue associated with higher diesel fuel prices and a more disciplined industry pricing market.

Operating income for Regional Transportation was $11.4 million for the first quarter of 2012, an improvement of $12.6 million from the first quarter of 2011, consisting of a $35.9 million increase in revenue partially offset by increases in salaries, wages and employees’ benefits of $7.8 million or 3.5%, operating expenses and supplies of $9.7 million or 10.3%, and purchased transportation of $1.2 million or 6.8%.

Salaries, wages and employees’ benefits expense (including workers’ compensation expense) increased $7.8 million or 3.5% primarily the result of an increase in benefits compared to the prior year resulting from the resumption of multi-employer pension contribution expense in June 2011 and higher costs associated with the contractual health and welfare benefit increase effective August 2011. In addition, the increase is due to higher shipment related wages due to increased business volumes and contractual wage increases offset by lower salaries and workers’ compensation expense.

Operating expenses and supplies increased 10.3% reflecting a 12.9% increase in fuel costs (due to higher fuel prices and volumes) and a 7.2% increase in costs other than fuel. Costs were higher in the areas of equipment maintenance, travel, driver expenses, tolls and bad debt expense as a result of higher business volumes. Purchased transportation was 6.8% higher due mostly to greater business volumes and the impact of higher fuel prices.

There were no gains or losses on property disposals in the first quarter of 2012 compared to a gain of $3.4 million in the first quarter of 2011.

Certain Non-GAAP financial measures

Our adjusted EBITDA improved to $15.3 million for the three months ended March 31, 2012 from ($1.3) million for the same period in 2011. We have included the reconciliation of consolidated operating loss to consolidated adjusted EBITDA below and provided the adjusted EBITDA amounts by segment.

Adjusted operating income (loss) is a non-GAAP measure that reflects the Company’s operating income (loss) before letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, and certain other items including restructuring professional fees and results of permitted dispositions. Adjusted EBITDA is a non-GAAP measure that reflects the Company’s earnings before interest, taxes, depreciation, and amortization expense, and further adjusted for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees and results of permitted dispositions and discontinued operations as defined in the Company’s credit facilities. Adjusted EBITDA and adjusted operating income (loss) are used for internal management purposes as a financial measure that reflects the Company’s core operating performance. In addition, management uses adjusted EBITDA to measure compliance with financial covenants in the

Company’s credit facilities. Free cash flow (deficit) and adjusted free cash flow (deficit) are non-GAAP measures that reflect the Company’s operating cash flow minus gross capital expenditures and operating cash flow minus gross capital expenditures, excluding the restructuring costs included in operating cash flow, respectively. However, these financial measures should not be construed as a better measurement than operating income, operating cash flow or earnings (loss) per share, as defined by generally accepted accounting principles.

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

Our consolidated adjusted operating ratio of 102.8% for the three months ended March 31, 2012 improved 1.9 percentage points compared to the same period in 2011.

Adjusted operating ratio is calculated as (i) 100 percent (ii) minus the result of dividing adjusted operating income by operating revenue or (iii) plus the result of dividing adjusted operating loss by operating revenue, and expressed as a percentage.

Consolidated Adjusted EBITDA

The reconciliation of operating loss to adjusted operating loss and adjusted EBITDA, including adjusted operating ratio, for the three months ended March 31 is as follows:

(in millions)	2012	2011
Operating revenue	$1,194.2	$1,122.9
Adjusted operating ratio (a)	102.8%	104.7%
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(48.8)	$(68.4)
(Gains) losses on property disposals, net	8.3	(3.0)
Letter of credit expense	8.1	8.1
Restructuring professional fees	0.5	8.5
Permitted dispositions and other	(1.9)	2.2

Adjusted operating loss	(33.8)	(52.6)
Depreciation and amortization	49.0	49.8
Equity based compensation (benefit) expense	1.0	(1.0)
Restructuring professional fees, included in nonoperating income	—	0.5
Other nonoperating, net	(0.9)	0.5
Add: Truckload EBITDA loss (b)	—	1.5

Adjusted EBITDA	$15.3	$(1.3)

(a)	Adjusted operating ratio, is calculated as (i) 100 percent (ii) plus the result of dividing adjusted operating loss by operating revenue and expressed as a percentage.
(b)	Due to the sale of the Glen Moore assets in December 2011, we modified our 2011 adjusted EBITDA by the amount of the Truckload EBITDA loss to be comparable to our 2012 calculation.

Consolidated Adjusted Free Cash Flow (Deficit)

The reconciliation of adjusted EBITDA to adjusted free cash flow (deficit) for the three months ended March 31, including the reconciliation to Adjusted Free Cash Flow is as follows:

(in millions)	2012	2011
Adjusted EBITDA	$15.3	$(1.3)
Total restructuring professional fees	(0.5)	(9.0)
Cash paid for interest	(31.5)	(10.5)
Cash paid for letter of credit fees	(9.5)	—
Working Capital cash flows excluding income tax, net	1.3	(36.0)

Net cash used in operating activities before income taxes	(24.9)	(56.8)
Cash received for income taxes, net	7.8	10.6

Net cash provided by (used in) operating activities	(17.1)	(46.2)
Acquisition of property and equipment	(15.1)	(10.1)

Free cash flow (deficit)	(32.2)	(56.3)
Total restructuring professional fees	0.5	9.0

Adjusted Free Cash Flow (Deficit)	$(31.7)	$(47.3)

Segment Adjusted EBITDA

The following represents Adjusted EBITDA by segment for the three months ended March 31:

(in millions)	2012	2011
Adjusted EBITDA by segment:
YRC Freight Transportation	$(9.7)	$(16.0)
Regional Transportation	29.1	12.2
Corporate and other	(4.1)	2.5

Adjusted EBITDA	$15.3	$(1.3)

The reconciliation of operating loss, by segment, to adjusted operating loss and adjusted EBITDA, including adjusted operating ratio for the three months ended March 31 is as follows:

YRC Freight segment (in millions)	2012	2011
Operating revenue	$789.1	$730.0
Adjusted operating ratio (a)	105.3%	106.2%
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(56.1)	$(51.7)
(Gains) losses on property disposals, net	8.0	0.4
Letter of credit expense	6.6	6.4

Adjusted operating loss	(41.5)	(44.9)
Depreciation and amortization	32.6	27.9
Other nonoperating expenses (income), net	(0.8)	1.0

Adjusted EBITDA	$(9.7)	$(16.0)

(a)	Adjusted operating ratio, is calculated as (i) 100 percent (ii) plus the result of dividing adjusted operating loss by operating revenue and expressed as a percentage.

Regional segment (in millions)	2012	2011
Operating revenue	$402.0	$366.1
Adjusted operating ratio (a)	96.7%	100.8%
Reconciliation of operating loss to adjusted EBITDA:
Operating income (loss)	$11.4	$(1.2)
(Gains) losses on property disposals, net	0.5	(3.4)
Letter of credit expense	1.4	1.6

Adjusted operating income (loss)	13.3	(3.0)
Depreciation and amortization	15.8	15.2
Other nonoperating expenses (income), net	—	—

Adjusted EBITDA	$29.1	$12.2

(a)	Adjusted operating ratio, is calculated as (i) 100 percent (ii) minus the result of dividing adjusted operating income by operating revenue or (iii) plus the result of dividing adjusted operating loss by operating revenue and expressed as a percentage.

Corporate and other segment (in millions)	2012	2011
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(4.1)	$(11.7)
(Gains) losses on property disposals, net	(0.2)	—
Letter of credit expense	0.1	—
Restructuring professional fees	0.5	8.5
Permitted dispositions and other	(1.9)	2.2

Adjusted operating loss	(5.6)	(1.0)
Depreciation and amortization	0.6	4.5
Equity based compensation expense	1.0	(1.0)
Restructuring professional fees, included in nonoperating income	—	0.5
Other nonoperating expenses (income), net	(0.1)	(0.5)

Adjusted EBITDA	$(4.1)	$2.5

Financial Condition

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our $400 million ABL facility and any prospective net operating cash flows resulting from improvements in operations. In addition, we have generated liquidity through the sale and leaseback of assets and the disposal of property, assets and lines of business. Pursuant to Amendment No. 2 to our amended and restated credit agreement, we can retain 100% of the proceeds from the sale of certain real estate for the payment or settlement of workers’ compensation and bodily injury and property damage claims. The sale of these properties is expected to generate cash proceeds of approximately $25 million during 2012. As of March 31, 2012, we had cash and cash equivalents and availability under the ABL facility of approximately $240.7 million and the borrowing base under our ABL facility was approximately $343.3 million.

Our principal uses of cash are to fund our operations, including making contributions to our single employer pension plans and the multiemployer pension funds and to meet our other cash obligations, including paying cash interest and principal for our funded debt, letter of credit fees under our credit facilities and funding capital expenditures. For the three months ended March 31, 2012, our cash flow from operating activities used net cash of $17.1 million, and we reported net losses of $85.5 million. In the first quarter of 2012, our operating revenues increased by $71.4 million as compared to the same period in 2011 and our operating loss decreased to $48.8 million in the first quarter of 2012 from $68.4 million in the same period in 2011.

Following completion of the July 2011 restructuring, we continue to have a considerable amount of indebtedness, a substantial portion of which will mature in late 2014 or early 2015, and considerable future funding obligations for our single employer pension plans and the multiemployer pension funds. As of March 31, 2012, we had approximately $1.4 billion in aggregate principal amount of outstanding indebtedness, which amount will increase over time as we continue to accrue paid-in-kind interest on a portion of such indebtedness. We expect that our cash interest, cash principal payments and letter of credit fees for the remainder of 2012 will be approximately $136.1 million. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to service such indebtedness or pay principal when due in respect of such indebtedness. We expect our funding obligations for the period April 2012 to December 2012 for our single employer pension plans and multi-employer pension funds will be approximately $56 million and $57 million, respectively. In addition, we also have, and will continue to have, substantial operating lease obligations. As of

March 31, 2012, our minimum rental expense under operating leases for the remainder of 2012 was $40.8 million. As of March 31, 2012, our operating lease obligations through 2025 totaled $172.4 million.

Our capital expenditures for the three months ended March 31, 2012 and 2011 were $15.1 million and $10.1 million, respectively. These amounts were principally used to fund replacement engines and trailer refurbishments for our revenue fleet, capitalized maintenance costs for our network facilities and technology infrastructure. Additionally, during the three months ended March 31, 2012, we entered into new operating lease commitments for revenue equipment of approximately $49.1 million, with such payment to be made over the average lease term of 3 years. In light of our recent operating results and liquidity needs, we have deferred capital expenditures and expect to continue to do so for the foreseeable future, including the remainder of 2012. As a result, the average age of our fleet has increased and we will need to update our fleet periodically.

The credit facilities require us to comply with certain financial covenants, including maintenance of a maximum total leverage ratio, minimum interest coverage ratio, minimum adjusted EBITDA and maximum capital expenditures. Adjusted EBITDA, as defined our credit facilities, is a measure that reflects the Company’s earnings before interest, taxes, depreciation, and amortization expense, and further adjusted for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees and results of permitted dispositions and discontinued operations. We were in compliance with each of these covenants as of and for the four quarters ended March 31, 2012. As previously discussed, the financial covenants under the credit facilities were amended in April 2012 to modify these financial covenants for the remaining term of the credit facilities.

As a result of the recent amendments to our credit facilities, these financial covenants were modified for the remaining term of the credit facilities. See Note 4 to our consolidated financial statements for further information regarding these amendments and new financial covenants.

We expect that our cash and cash equivalents, improvements in operating results, retention of cash proceeds from asset sales and availability under our credit facilities will be sufficient to allow us to comply with the amended financial covenants in our credit facilities, fund our operations, increase working capital as necessary to support our planned revenue growth and fund planned capital expenditures for the foreseeable future, including the next twelve months. Our ability to satisfy our liquidity needs over the next twelve months is dependent on a number of factors, many of which are outside of our control. These factors include:

•	our operating results, pricing and shipping volumes must continue to improve at a rate significantly better than what we have achieved in our recent financial results;

•	we must continue to comply with covenants and other terms of our credit facilities so as to have access to the borrowings available to us under such credit facilities;

•	our anticipated cost savings under our labor agreements, including wage reductions and savings due to work rule changes, must continue;

•	we must complete real estate sale transactions as anticipated;

•	we must continue to defer purchases of replacement revenue equipment or secure suitable operating leases for such replacement revenue equipment;

•	we must continue to implement and realize substantial cost savings measures to match our costs with business levels and to continue to become more efficient;

•

we must continue to carefully manage receipts and disbursements, including amounts and timing, focusing on reducing days sales outstanding for trade receivables and managing days outstanding for trade payables; and

•

we must be able to generate operating cash flows that are sufficient to provide for additional cash requirements for pension contributions to single-employer pension plans and multiemployer pension funds, cash interest on debt and for capital expenditures or additional lease payments for new revenue equipment.

There can be no assurance that management will be successful or that such plans will be achieved. We expect to continue to monitor our liquidity, work to alleviate these uncertainties and address our cash needs through a combination of one or more of the following actions:

•	we will continue to aggressively seek additional and return business from customers;

•	we will continue to attempt to reduce our escrow deposits and letter of credit collateral requirements related to our self-insurance programs;

•	if appropriate, we may sell additional equity or pursue other capital market transactions; and

•	we may consider selling additional assets or business lines, which would require lenders’ consent in most cases.

The Company has experienced recurring net losses from continuing operations and operating cash flow deficits. Our ability to continue as a going concern is dependent on many factors, including among others, improvements in our operating results necessary to comply with the modified covenants. These conditions raise significant uncertainty about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the foregoing uncertainties.

Forward-Looking Statements in “Liquidity and Capital Resources”

Our beliefs regarding liquidity sufficiency are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Forward-looking statements are indicated by words such as “should,” “could,” “may,” “expect,” “believe,” “estimate” and other similar words. Our actual liquidity may differ from our projected liquidity based on a number of factors, including those listed in “Liquidity and Capital Resources”. The company’s expectations regarding proceeds from future real estate sales are only its expectations regarding these matters. Actual proceeds will be determined by company’s ability to sell the properties for expected sales prices, which is dependent on the availability of capital and willing buyers and counterparties in the market and the outcome of discussions to enter into and close any such transactions on negotiated terms and conditions, including (without limitation) usual and ordinary closing conditions such as favorable title reports or opinions and favorable environmental assessments of specific properties.

Cash Flow

Operating Cash Flow

Operating cash flows increased $29.2 million during the three months ended March 31, 2012 compared to the same period in 2011. This increase is primarily attributable to a $21.1 million year-over-year reduction in operating losses.

Investing Cash Flow

Investing cash flows increased $3.6 million during the first quarter of 2012 compared to the same period in 2011. This increase is related to the $10.1 million net receipt from restricted escrow due to a reduction in required letters of credit under our previous ABS facility, offset by a $5.1 million increase in the acquisition of property and equipment. The increase in the acquisition of property and equipment was primarily related to the addition of replacement engines and trailer refurbishments for our revenue fleet.

Financing Cash Flow

Net cash provided by financing activities for the first quarter of 2012 was $37.9 million compared to $58.6 million for the same period in 2011. During the three months ended March 31, 2012, we increased our net borrowings under our ABL facility by $45.0 million, offset by the $6.0 million repayment of other long-term debt and $1.1 million in debt issuance costs.

Contractual Obligations and Other Commercial Commitments

The following tables provide aggregated information regarding our contractual obligations and commercial commitments as of March 31, 2012.

Contractual Cash Obligation

	Payments Due by Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Balance sheet obligations:(a)
ABL borrowings, including interest	$41.6	$394.7	$—	$—	$436.3
Long-term debt including interest(b)	35.9	768.6	—	—	804.5
Lease financing obligations	41.3	85.3	88.5	128.4	343.5	(c)
Pension deferral obligations including interest	9.5	154.8	—	—	164.3
Workers’ compensation, property damage and liability claims obligations	134.3	159.4	82.4	151.1	527.2
Off balance sheet obligations:
Operating leases	54.8	75.9	21.2	20.5	172.4
Letter of credit fees	38.2	74.6	—	—	112.8	(d)
Capital expenditures	26.7	—	—	—	26.7

Total contractual obligations	$382.3	$1,713.3	$192.1	$300.0	$2,587.7

(a)	Total liabilities for unrecognized tax benefits as of March 31, 2012, were $29.4 million and are classified on the Company’s consolidated balance sheet within “Other Current and Accrued Liabilities”.
(b)	Long-term debt maturities are reflected by contractual maturity for all obligations other than the contingent convertible senior notes which have a par value of $1.9 million. These notes are instead presented based on the earliest possible redemption date defined as the first date on which the note holders have the option to require us to purchase their notes at par. At March 31, 2012, these notes are convertible for cash payment of a nominal amount based on an assumed market price of $6.50 per share for our common stock. Should the note holders elect to exercise the conversion options, cash payments would be less than those presented in the table above.
(c)	The $343.5 million of lease financing obligation payments represent interest payments of $258.3 million and principal payments of $85.3 million. The remaining principle obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.
(d)	The $112.8 million of letter of credit fees are related to the cash collateral for our outstanding letters of credit on our previous ABS facility, as well as the amended and restated credit agreement outstanding letters of credit.

During the three months ended March 31, 2012, we entered into new operating lease commitments for revenue equipment of approximately $49.1 million, with such lease payments to be made over the average lease term of 3 years.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	1-3 years		3-5 years	After 5 years	Total
Unused line of credit
ABL Facility	$—	$14.4		$—	$—	$14.4
Letters of credit(b)	—	437.0	(a)	—	—	437.0
Surety bonds	88.6	—		—	—	88.6

Total commercial commitments	$88.6	$451.4		$—	$—	$540.0

(a)	Under our credit facilities, we hold in restricted escrow $8.3 million of cash related to the net cash proceeds from certain asset sales. This restricted escrow provides additional cash collateral for our outstanding letters of credit.
(b)	We hold in restricted escrow $47.5 million, which represents cash collateral for our outstanding letters of credit on our previous ABS facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and fuel price volatility. The risk inherent in our market risk sensitive instruments and positions is the potential loss or increased expense arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

As required by the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of March 31, 2012 and has concluded that our disclosure controls and procedures were effective as of March 31, 2012.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements.

Item 1A. Risk Factors

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity” for information regarding our liquidity.

Item 5. Other Information.

Annual Meeting Results

The Company held its annual meeting of stockholders on May 1, 2012 (the “Annual Meeting”).

The Company’s outstanding common stock, Series A Voting Preferred Stock, 10% Series A Convertible Senior Secured Notes due 2015 (the “Series A Notes”), and 10% Series B Convertible Senior Secured Notes due 2015 (the “Series B Notes,” and together with the Series A Notes, the “Convertible Notes”) voted together as a single class on all proposals at the Annual Meeting.

Each share of common stock and Series A Voting Preferred Stock was entitled to one vote per share. Pursuant to the Company’s Amended and Restated Certificate of Incorporation, as amended, and the indentures governing the Convertible Notes, holders of Convertible Notes are entitled to vote on an as-converted-to-common-stock basis on all matters on which holders of common stock are entitled to vote, subject to certain limitations discussed below. Each holder of Series A Notes was entitled on an as-converted-to-common-stock basis to 29.4067 shares of Common Stock for each $1,000 principal amount of Series A Notes held on the record date of the Annual Meeting. Each holder of Series B Notes was entitled on an as-converted-to-common-stock basis to 75.9425 shares of Common Stock per $1,000 principal amount of Series B Notes held on the record date, which number of shares includes shares issuable in respect of the Make Whole Premium (as defined in the Series B Notes indenture). However, as set forth in the Company’s Amended and Restated Certificate of Incorporation, as amended, and in the indentures governing the Convertible Notes, in order to comply with NASDAQ Listing Rule 5640, each holder of Series A Notes is limited to 0.1089 votes for each share of Common Stock on an as-converted-to-common-stock basis and each holder of Series B Notes is limited to 0.0594 votes for each share of Common Stock on an as-converted-to-common-stock basis. On the record date, the holders of Series A Notes collectively held 456,803 votes and the holders of Series B Notes collectively held 427,637 votes.

At the Annual Meeting, the following matters were voted on by the holders of the Company’s common stock, Series A Voting Preferred Stock and Convertible Notes:

Proposal I:

Each of the nominees was elected to the Board of Directors.

Nominees	Votes For	Votes Withheld	Broker Non-Votes
Raymond J. Bromark	3,972,349	121,340	1,757,220
Matthew A. Doheny	3,952,488	141,201	1,757,220
Robert L. Friedman	3,973,808	119,881	1,757,220
James E. Hoffman	3,975,559	118,130	1,757,220
Michael J. Kneeland	3,976,495	117,194	1,757,220
James L. Welch	3,975,474	118,215	1,757,220
James F. Winestock	3,799,490	294,199	1,757,220

Proposal II:

The advisory vote on named executive officer compensation was approved, on an advisory basis.

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
3,947,015	37,396	109,278	1,757,220

Proposal III:

The appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2012 was ratified.

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
5,700,855	44,692	105,362	0

Departure of Officer

Michael J. Naatz, President of Holland, resigned, effective May 4, 2012, to pursue other opportunities.

Executive Severance Policy

Effective April 30, 2012, the Board of Directors of the Company terminated the Company’s Executive Severance Policy pursuant to the terms of the policy. Termination of the Company’s Executive Severance Policy does not affect the severance benefits to which officers are entitled pursuant to the terms of individual employment agreements and arrangements.

Item 6. Exhibits

10.1	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of February 27, 2012, by and among the Company, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2.2 to Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012, File No. 000-12255).

10.2	Amendment No. 1 to Credit Agreement and Amendment No.1 to Receivables Sale Agreement, dated as of February 27, 2012, by and among YRCW Receivables LLC, as borrower, the Company, as servicer, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.5.2 to Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012, File No. 000-12255).

10.3

Amendment No. 2 to Credit Agreement, dated as of February 27, 2012, by and among YRCW Receivables LLC, as borrower, and the lenders party thereto (incorporated by reference to Exhibit 10.5.2 to Annual Report on Form

10-K for the year ended December 31, 2011, filed on February 28, 2012, File No. 000-12255).

10.4*	Employment Agreement, effective as of February 13, 2012, by and between the Company and Michelle A. Russell.

31.1*	Certification of James L. Welch pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Jamie G. Pierson pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James L. Welch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Jamie G. Pierson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates documents filed herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC Worldwide Inc.
Registrant

Date: May 3, 2012	/s/ James L. Welch
James L. Welch
Chief Executive Officer

Date: May 3, 2012	/s/ Jamie G. Pierson
Jamie G. Pierson
Executive Vice President and
Chief Financial Officer