Form 10-Q
period 2012-06-30
YRC Worldwide Inc.
filed 2012-08-03
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, $0.01 par value per share	8,183,427 shares

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries
(Amounts in millions except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$216.8	$200.5
Restricted amounts held in escrow	42.7	59.7
Accounts receivable, net	506.5	476.8
Prepaid expenses and other	106.3	101.0
Total current assets	872.3	838.0
Property and Equipment:
Cost	2,891.4	3,074.9
Less – accumulated depreciation	(1,638.4)	(1,738.3)
Net property and equipment	1,253.0	1,336.6
Intangibles, net	108.1	117.5
Restricted amounts held in escrow	99.9	96.3
Other assets	94.4	97.4
Total Assets	$2,427.7	$2,485.8
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$167.5	$151.7
Wages, vacations and employees’ benefits	222.2	210.4
Other current and accrued liabilities	283.8	303.9
Current maturities of long-term debt	10.0	9.5
Total current liabilities	683.5	675.5
Other Liabilities:
Long-term debt, less current portion	1,372.9	1,345.2
Deferred income taxes, net	31.6	31.7
Pension and postretirement	426.6	440.3
Claims and other liabilities	356.1	351.6
Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.1	0.1
Capital surplus	1,915.8	1,903.0
Accumulated deficit	(2,038.3)	(1,930.2)
Accumulated other comprehensive loss	(227.9)	(234.1)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total YRC Worldwide Inc. shareholders’ deficit	(443.0)	(353.9)
Non-controlling interest	—	(4.6)
Total shareholders’ deficit	(443.0)	(358.5)
Total Liabilities and Shareholders’ Deficit	$2,427.7	$2,485.8
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE LOSS
YRC Worldwide Inc. and Subsidiaries
For the Three and Six Months Ended June 30
(Amounts in millions except per share data, shares in thousands)
(Unaudited)

	Three Months		Six Months
	2012	2011	2012	2011
Operating Revenue	$1,250.8	$1,257.2	$2,445.1	$2,380.1
Operating Expenses:
Salaries, wages and employees’ benefits	722.9	704.6	1,426.7	1,385.4
Equity based compensation expense (benefit)	1.0	0.4	2.1	(0.6)
Operating expenses and supplies	285.8	307.2	579.0	584.5
Purchased transportation	126.3	140.8	245.9	260.4
Depreciation and amortization	45.7	48.1	94.8	97.9
Other operating expenses	60.1	69.0	128.0	136.8
(Gains) losses on property disposals, net	(6.5)	(7.3)	1.8	(10.4)
Total operating expenses	1,235.3	1,262.8	2,478.3	2,454.0
Operating Income (Loss)	15.5	(5.6)	(33.2)	(73.9)
Nonoperating Expenses:
Interest expense	41.6	40.0	77.9	78.8
Other, net	(2.7)	—	(3.0)	—
Nonoperating expenses, net	38.9	40.0	74.9	78.8
Loss Before Income Taxes	(23.4)	(45.6)	(108.1)	(152.7)
Income tax benefit	(0.8)	(2.6)	(3.9)	(7.1)
Net Loss	(22.6)	(43.0)	(104.2)	(145.6)
Less: Net Income (Loss) Attributable to Non-Controlling Interest	—	(0.4)	3.9	(0.9)
Net Loss Attributable to YRC Worldwide Inc.	(22.6)	(42.6)	(108.1)	(144.7)
Other comprehensive income, net of tax	0.5	1.3	6.2	4.9
Comprehensive loss attributable to YRC Worldwide Inc. Shareholders	$(22.1)	$(41.3)	$(101.9)	$(139.8)

Average Common Shares Outstanding – Basic	7,036	159	6,965	159
Average Common Shares Outstanding – Diluted	7,036	159	6,965	159

Net Loss Per Share – Basic	$(3.21)	$(267.33)	$(15.52)	$(910.43)
Net Loss Per Share – Diluted	$(3.21)	$(267.33)	$(15.52)	$(910.43)
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Six Months Ended June 30
(Amounts in millions)
(Unaudited)

	2012	2011
Operating Activities:
Net loss	$(104.2)	$(145.6)
Noncash items included in net loss:
Depreciation and amortization	94.8	97.9
Paid-in-kind interest on Series A Notes and Series B Notes	14.9	—
Amortization of deferred debt costs	2.5	19.6
Equity based compensation expense (benefit)	2.1	(0.6)
Deferred income tax benefit	—	(0.7)
Losses (gains) on property disposals, net	1.8	(10.4)
Other noncash items	(3.1)	1.6
Changes in assets and liabilities, net:
Accounts receivable	(33.5)	(98.0)
Accounts payable	14.2	10.2
Other operating assets	0.5	(22.0)
Other operating liabilities	(6.6)	86.7
Net cash used in operating activities	(16.6)	(61.3)
Investing Activities:
Acquisition of property and equipment	(30.7)	(22.7)
Proceeds from disposal of property and equipment	21.1	26.0
Receipts from restricted escrow, net	13.3	—
Other, net	2.4	3.1
Net cash provided by investing activities	6.1	6.4
Financing Activities:
Asset backed securitization borrowings, net	—	41.4
Issuance of long-term debt	45.0	60.7
Repayment of long-term debt	(13.1)	(29.1)
Debt issuance costs	(5.1)	(5.2)
Net cash provided by financing activities	26.8	67.8
Net Increase In Cash and Cash Equivalents	16.3	12.9
Cash and Cash Equivalents, Beginning of Period	200.5	143.0
Cash and Cash Equivalents, End of Period	$216.8	$155.9

Supplemental Cash Flow Information:
Interest paid	$(60.3)	$(20.9)
Income tax refund, net	$8.7	$0.3
Lease financing transactions	$—	$9.0
Debt redeemed for equity consideration	$11.2	$—
The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Six Months Ended June 30, 2012
(Amounts in millions)
(Unaudited)

Common Stock
Beginning and ending balance	$0.1
Capital Surplus
Beginning balance	$1,903.0
Share-based compensation	1.6
Issuance of equity upon conversion of Series B Notes	11.2
Ending balance	$1,915.8
Accumulated Deficit
Beginning balance	$(1,930.2)
Net loss attributable to YRC Worldwide Inc.	(108.1)
Ending balance	$(2,038.3)
Accumulated Other Comprehensive Loss
Beginning balance	$(234.1)
Reclassification of net pension actuarial losses to net loss	5.8
Foreign currency translation adjustments	0.4
Ending balance	$(227.9)
Treasury Stock, At Cost
Beginning and ending balance	$(92.7)
Noncontrolling Interest
Beginning balance	$(4.6)
Net income attributable to the noncontrolling interest	3.9
Foreign currency translation adjustments	(0.1)
Divestiture of subsidiary	0.8
Ending Balance	$—
Total Shareholders’ Deficit	$(443.0)
The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YRC Worldwide Inc. and Subsidiaries
(Unaudited)

1. Description of Business
YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we”, “us” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries and its interests in certain joint ventures offers its customers a wide range of transportation services. YRC Worldwide has one of the largest, most comprehensive less-than-truckload ("LTL") networks in North America with local, regional, national and international capabilities. Through its team of experienced service professionals, YRC Worldwide offers industry-leading expertise in heavyweight shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

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

•
Regional Transportation is the reporting segment for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of USF Holland Inc. (“Holland”), New Penn Motor Express (“New Penn”) and USF Reddaway Inc. (“Reddaway”). These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the United States, Canada, Mexico and Puerto Rico.

At June 30, 2012, approximately 81% of our labor force is subject to collective bargaining agreements, which predominantly expire in March 2015.

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
Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates. We have prepared the consolidated financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included in these financial statements herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.
Our board of directors approved a reverse stock split effective December 1, 2011 at a ratio of 1:300. The reverse stock split was effective on NASDAQ on December 2, 2011. All share numbers and per share amounts in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been retroactively adjusted to give effect to the reverse stock split.
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

At June 30, 2012 and December 31, 2011, the net book value of assets held for sale was approximately $24.9 million and $39.1 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets. We recorded charges of $1.0 million and $11.5 million for the three and six months ended June 30, 2012 and $5.2 million and $7.1 million for the three and six months ended June 30, 2011, respectively, to reduce properties held for sale to estimated fair value, less cost to sell. These charges are included in “(Gains) losses on property disposals, net” in the accompanying statements of consolidated operations. Of the charges recorded in the three and six months ended June 30, 2012, $0.6 million and $5.1 million, respectively relates to certain held for sale surplus properties that we placed into a real estate auction.
Property and Equipment
During the fourth quarter of 2011, we changed our accounting for tires in our YRC Freight segment. Prior to the change, the cost of original and replacement tires mounted on new and existing equipment was capitalized as a revenue equipment asset and amortized to operating expense based on estimated mileage-based usage. Under the new policy, the cost of replacement tires are expensed at the time those tires are placed into service, as is the case with other repairs and maintenance costs. The cost of tires on newly acquired revenue equipment is capitalized and depreciated over the estimated useful life of the related equipment. We believe that this new policy is preferable under the circumstances because it provides a more precise and less subjective method for recognizing expense related to tires that is consistent with industry practice.
Under ASC Topic 250, “Accounting Changes and Error Corrections,” we are required to report a change in accounting policy by retrospectively applying the new policy to all prior periods presented. Accordingly, we have adjusted our previously reported financial information for all periods presented. The effect of this accounting policy change increased net loss by $0.4 million and $0.8 million for the three and six months ended June 30, 2011, respectively.
Fair Value of Financial Instruments
The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2012:

		Fair Value Measurements at June 30, 2012
	Total Carrying Value at June 30, 2012	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$42.7	$42.7	$—	$—
Restricted amounts held in escrow-long term	99.9	99.9	—	—
Total assets at fair value	$142.6	$142.6	$—	$—
Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these instruments.

3. Investment
Shanghai Jiayu Logistics Co., Ltd.
On August 19, 2008, we completed the purchase of a 65% equity interest in Shanghai Jiayu Logistics Co., Ltd. (“Jiayu”), a Shanghai, China ground transportation company with a purchase price of $59.4 million. Through March 31, 2010, we accounted for our 65% ownership interest in Jiayu as an equity method investment as the rights of the minority shareholder were considered extensive and allowed for his ability to veto many business decisions. These rights were primarily provided as a part of the General Manager role held by the minority shareholder. Effective April, 1, 2010, the minority shareholder no longer had a role in managing the operations of the business which changed the conclusions from an accounting perspective regarding the relationship of this joint venture and required that we consolidate Jiayu in our financial statements effective April 1, 2010. The results of operations for Jiayu were included in our ‘Corporate and other’ reporting segment from April 1, 2010 to February 29, 2012. In an effort to focus on our core operations, we entered into an agreement in March 2012 to sell our 65% equity interest in Jiayu to the minority shareholder. The completion of the transaction is subject to Chinese regulatory approval and expected to close in the third quarter of 2012. At the time the agreement was entered into, management control was passed to the minority shareholder and, as a result, we deconsolidated our interest in Jiayu during March 2012 and returned to accounting for our ownership interest as an equity method investment. Based on the March 2012 agreement, we recorded our equity method investment at its estimated fair value of $0 and wrote off a $12.0 million note receivable from Jiayu. After consideration of the non-controlling interest and other factors, we recognized a loss of $4.2 million upon the deconsolidation of our investment during the six months ended June 30, 2012. Additionally, the noncontrolling interest was allocated a $4.2 million gain on this transaction.

4. Liquidity
Credit Facility Amendments
On April 27, 2012, YRC Worldwide entered into an amendment to its amended and restated credit agreement, which reset the covenants regarding minimum Consolidated EBITDA, maximum Total Leverage Ratio and minimum Interest Coverage Ratio (as such terms are defined in the amended and restated credit agreement). Among other things, the amendment also (i) permits the sale of certain specified parcels of real estate without counting such asset sales against the annual $25.0 million limit on asset sales and permits the Company to retain the net cash proceeds from such asset sales for the payment or settlement of workers’ compensation and bodily injury and property damage claims and (ii) allows the Company to addback to Consolidated EBITDA for purposes of the applicable financial covenants the fees, costs and expenses incurred in connection with the amendment, the ABL facility amendment and the Company’s contribution deferral agreement.
The covenants for each of the remaining test periods are as follows:

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
Minimum Consolidated EBITDA, as defined in our credit facilities, is a measure that reflects the Company’s earnings before interest, taxes, depreciation, and amortization expense, and further adjusted for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees and results of permitted dispositions and discontinued operations. We were in compliance with each of these covenants as of June 30, 2012.

Risk and Uncertainties Regarding Future Liquidity
Our principal sources of liquidity are cash and cash equivalents and available borrowings under our $400 million ABL facility as well as any prospective net operating cash flows resulting from improvements in operations. In addition, we have generated liquidity through the sale and leaseback of assets and the disposal of property, assets and lines of business. As of June 30, 2012, we had cash and cash equivalents and availability under the ABL facility of $248.7 million and the borrowing base under our ABL facility was $360.2 million.
Our principal uses of cash are to fund our operations, including making contributions to our single-employer pension plans and the multi-employer pension funds, and to meet our other cash obligations, including paying cash interest and principal on our funded debt, letter of credit fees under our credit facilities and funding capital expenditures. For the six months ending June 30, 2012, our cash flow from operating activities used net cash of $16.6 million, and we reported a net loss of $104.2 million. In the six months ending June 30, 2012, our operating revenues increased by $65.0 million as compared to the same period in 2011 and our operating loss decreased by $40.7 million in the six months ending June 30, 2012 compared the same period in 2011.
We continue to have a considerable amount of indebtedness, a substantial portion of which will mature in late 2014 or early 2015, and considerable future funding obligations for our single-employer pension plans and the multi-employer pension funds. As of June 30, 2012, we had $1,382.9 million in aggregate principal amount of outstanding indebtedness, which amount will increase over time as we continue to accrue paid-in-kind interest on a portion of such indebtedness. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to service such indebtedness or pay principal when due in respect of such indebtedness. We expect our funding obligations for the period July 2012 to December 2012 for our single-employer pension plans and multi-employer pension funds will be $55.8 million and $42.5 million, respectively. In addition, we also have, and will continue to have, substantial operating lease obligations. As of June 30, 2012, our minimum rental expense under operating leases for the remainder of 2012 is $24.6 million. As of June 30, 2012, our operating lease obligations through 2025 totaled $151.7 million.
Our capital expenditures for the six months ended June 30, 2012 and 2011 were $30.7 million and $22.7 million, respectively. These amounts were principally used to fund replacement engines and trailer refurbishments for our revenue fleet, capitalized costs for our network facilities and technology infrastructure. Additionally, for the six months ending June 30, 2012, we entered into new operating lease commitments for $55.1 million, with such payment to be made over the average lease term of 3 years. In light of our recent operating results and liquidity needs, we have deferred the majority of capital expenditures and expect to continue to do so for the foreseeable future, including the remainder of 2012. As a result, the average age of our fleet has increased and we will need to update our fleet periodically.
We expect that our cash and cash equivalents, improvements in operating results, retention of cash proceeds from asset sales and availability under our credit facilities will be sufficient to allow us to comply with the financial covenants in our credit facilities, fund our operations, increase working capital as necessary to support our planned revenue growth and fund planned capital expenditures for the foreseeable future, including the next twelve months. Our ability to satisfy our liquidity needs over the next twelve months is dependent on a number of factors, many of which are outside of our control. These factors include:

•	our operating results, pricing and shipping volumes must continue to improve at a rate significantly better than what we have achieved in our recent financial results;

•	we must continue to comply with covenants and other terms of our credit facilities so as to have access to the borrowings available to us under such credit facilities;

•	our anticipated cost savings under our labor agreements, including wage reductions and savings due to work rule changes, must be achieved;

•	we must complete real estate sale transactions as anticipated;

•	we must continue to defer purchases of replacement revenue equipment or secure suitable operating leases for such replacement revenue equipment;

•	we must continue to implement and realize substantial cost savings measures to match our costs with business levels and to continue to become more efficient;

•
we must continue to carefully manage receipts and disbursements, including amounts and timing, focusing on reducing days sales outstanding for trade receivables and managing days outstanding for trade payables; and

•
we must be able to generate operating cash flows that are sufficient to meet our cash requirements for pension contributions to single-employer pension plans and multi-employer pension funds, cash interest and principal payments on debt and for capital expenditures or additional lease payments for new revenue equipment.

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
The Company has experienced recurring net losses and operating cash flow deficits. Our ability to continue as a going concern is dependent on many factors, including among others, improvements in our operating results necessary to comply with the financial covenants in our credit facilities. These conditions raise significant uncertainty about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the foregoing uncertainties.

5. Debt and Financing
Total debt consisted of the following:

As of June 30, 2012 (in millions)	Par Value	Premium/ (Discount)	Book Value	Stated Interest Rate	Effective Interest Rate
Restructured term loan	$300.5	$83.1	$383.6	10.0%	—%
ABL facility – Term A (capacity $175, borrowing base $136.9, availability $31.9)*	105.0	(6.2)	98.8	8.5%	51.5%
ABL facility – Term B	223.3	(10.5)	212.8	11.25%	15.0%
Series A Notes	153.6	(31.8)	121.8	10.0%	18.3%
Series B Notes	94.3	(31.1)	63.2	10.0%	25.6%
6% convertible senior notes	69.4	(8.4)	61.0	6.0%	15.5%
Pension contribution deferral obligations	131.6	(0.5)	131.1	3.0-18.0%	7.1%
Lease financing obligations	308.7	—	308.7	10.0-18.2%	11.9%
5.0% and 3.375% contingent convertible senior notes	1.9	—	1.9	5.0% and 3.375%	5.0% and 3.375%
Total debt	$1,388.3	$(5.4)	$1,382.9
Current maturities of ABL facility – Term B	$(2.3)	$—	$(2.3)
Current maturities of 5.0% and 3.375% contingent convertible senior notes and other	(1.9)	—	(1.9)
Current maturities of lease financing obligations	(5.8)	—	(5.8)
Long-term debt	$1,378.3	$(5.4)	$1,372.9

As of December 31, 2011 (in millions)	Par Value	Premium/ (Discount)	Book Value	Stated Interest Rate	Effective Interest Rate
Restructured term loan	$303.1	$98.9	$402.0	10.0%	—%
ABL facility – Term A (capacity $175, borrowing base $136.1, availability $76.1)*	60.0	(7.6)	52.4	8.5%	51.5%
ABL facility – Term B	224.4	(12.4)	212.0	11.25%	14.7%
Series A Notes	146.3	(35.0)	111.3	10.0%	18.3%
Series B Notes	98.0	(37.1)	60.9	10.0%	25.6%
6% convertible senior notes	69.4	(10.3)	59.1	6.0%	15.5%
Pension contribution deferral obligations	140.2	(0.6)	139.6	3.0-18.0%	5.2%
Lease financing obligations	315.2	—	315.2	10.0-18.2%	11.9%
5.0% and 3.375% contingent convertible senior notes	1.9	—	1.9	5.0% and 3.375%	5.0% and 3.375%
Other	0.3	—	0.3
Total debt	$1,358.8	$(4.1)	$1,354.7
Current maturities of ABL facility – Term B	(2.3)	—	(2.3)
Current maturities of 5.0% and 3.375% contingent convertible senior notes and other	(2.2)	—	(2.2)
Current maturities of lease financing obligations	(5.0)	—	(5.0)
Long-term debt	$1,349.3	$(4.1)	$1,345.2
*The effective interest rate on the ABL facility - Term A is calculated based upon the capacity of the facility and not the par value.
10% Series A Convertible Senior Secured Notes
The 10% Series A Convertible Senior Secured Notes due 2015 ("Series A Notes") are convertible into our common stock beginning July 22, 2013 at the conversion price per share of $34.0059 and a conversion rate of 29.4067 common shares per $1,000 of Series A Notes.

As of June 30, 2012 and July 31, 2012, there was $153.6 million and $154.8 million in aggregate principal amount of Series A Notes outstanding that are convertible into approximately 5.9 million shares of our common stock at the maturity date.
10% Series B Convertible Senior Secured Notes

The 10% Series B Convertible Senior Secured Notes due 2015 ("Series B Notes") are convertible into our common stock, at any time, at the conversion price per share of $18.5334 and a conversion rate of 53.9567 common shares per $1,000 of Series B Notes (such conversion price and conversion rate applying also to Series B Notes make whole premium). Upon conversion, holders of Series B Notes will not receive any cash payments representing accrued and unpaid interest; however, such holders will receive a make whole premium, equal to the total amount of interest received if the notes were held to their maturity, paid in shares of our common stock for the Series B Notes that are converted.

As of June 30, 2012, the effective conversion price and conversion rate for Series B Notes (after taking into account the make whole premium) was $13.8016 and 72.4553 common shares per $1,000 of Series B Notes, respectively.

During the six months ended June 30, 2012, $8.4 million of aggregate principal amount of Series B Notes converted into 451,000 shares of our common stock.  Upon conversion, during the six months ended June 30, 2012 we recorded $6.0 million of additional interest expense representing the $2.8 million make whole premium and $3.2 million of accelerated amortization of the discount on Series B Notes converted.

As of June 30, 2012, there was $94.3 million in aggregate principal amount of Series B Notes outstanding that are convertible into approximately 6.7 million shares of our common stock (after taking into account the make whole premium). There were no Series B Note conversions from July 1, 2012 through July 31, 2012.

6% Convertible Senior Notes

The 6% Convertible Senior Notes due 2014 ("6% Notes") are convertible into our common stock, at any time, at the conversion price per share of $3,225 and a conversion rate of 0.3101 common shares per $1,000 of 6% Notes. However, the 6% Notes indenture limits the maximum number of shares of our common stock that can be issued in respect of 6% Notes upon conversion or with respect to the payment of interest or in connection with the make whole premium or otherwise, subject to certain adjustments. If the limit is reached, no holder is entitled to any other consideration on account of shares not issued.

As of June 30, 2012 and July 31, 2012, a maximum of 17,616 shares of our common stock is available for future issuances in respect of 6% Notes.  Such limitation on the number of shares of common stock issuable in respect of 6% Notes applies on a pro rata basis to the $69.4 million in aggregate principal amount of outstanding 6% Notes.
Fair Value Measurement
The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	June 30, 2012		December 31, 2011
(in millions)	Carrying amount	Fair Value	Carrying amount	Fair Value
Restructured term loan	$383.6	$201.6	$402.0	$216.5
ABL facility	311.6	318.1	264.4	268.8
Series A Notes and Series B Notes	185.0	115.1	172.2	168.7
Lease financing obligations	308.7	308.7	315.2	315.2
Other	194.0	113.4	200.9	139.9
Total debt	$1,382.9	$1,056.9	$1,354.7	$1,109.1

The fair values of the restructured term loan, ABL facility, Series A and Series B Notes, 6% convertible senior notes (included in “Other” above) and pension contribution deferral obligations (included in “Other” above) were estimated based on observable prices (level two inputs for fair value measurements). The carrying amount of the lease financing obligations approximates fair value.

6. Employee Benefits
Components of Net Periodic Pension Costs
The following table sets forth the components of our company-sponsored pension costs for the three and six months ended June 30:

	Three months		Six Months
(in millions)	2012	2011	2012	2011
Service cost	$1.0	$0.9	$1.9	$1.8
Interest cost	14.8	15.3	29.7	30.6
Expected return on plan assets	(11.6)	(10.7)	(23.2)	(21.5)
Amortization of net loss	2.9	2.4	5.8	4.8
Total periodic pension cost	$7.1	$7.9	$14.2	$15.7
We expect to contribute $76.6 million to our company-sponsored pension plans in 2012 of which we have contributed $20.8 million through June 30, 2012.

7. Income Taxes
Effective Tax Rate
Our effective tax rate for the three and six months ended June 30, 2012 was 3.4% and 3.6%, respectively, compared to 5.7% and 4.7%, respectively, for the three and six months ended June 30, 2011. Significant items impacting the 2012 rate include a net state tax provision, certain permanent items and an increase in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2012. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At June 30, 2012 and December 31, 2011, substantially all of our net deferred tax assets were subject to a valuation allowance.

8. Shareholders’ Deficit
The following reflects the activity in the shares of our common stock for the six months ended June 30:

(in thousands)	2012
Beginning balance	6,847
Issuance of equity awards, net	5
Issuance of equity upon conversion of Series B Notes	608
Ending balance	7,460

9. Loss Per Share
Given our net loss position for the three and six months ended June 30, 2012 and 2011, there are no dilutive securities for these periods.
Antidilutive options and share units were 753,300 and 37,300 at June 30, 2012 and 2011, respectively. Antidilutive 6% convertible senior note conversion shares, including the make whole premium, were convertible into 17,600 common shares at June 30, 2012 and 2011. Antidilutive Series A convertible note conversion shares were 4,516,000 at June 30, 2012, with no corresponding amount at June 30, 2011. Antidilutive Series B convertible note conversion shares, including the make whole premiums, were 6,653,000 at June 30, 2012, with no corresponding amount at June 30, 2011.

10. Business Segments
We report financial and descriptive information about our reportable operating segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We evaluate segment performance primarily on operating income and return on committed capital.
We have the following reportable segments, which are strategic business units that offer complementary transportation services to their customers:

•	YRC Freight includes carriers that provide comprehensive national, regional and international services.

•	Regional Transportation is comprised of carriers that focus primarily on business opportunities in the next-day and regional delivery markets.

•
Additionally, during 2011, we reported Truckload as a separate segment, which consisted entirely of Glen Moore, a former domestic truckload carrier. On December 15, 2011, we sold a majority of the assets of Glen Moore to a third party for $18.5 million and ceased the operations.

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

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Truckload	Corporate/ Eliminations	Consolidated
As of June 30, 2012
Identifiable assets	$1,436.2	$796.4	n/a	$195.1	$2,427.7
As of December 31, 2011
Identifiable assets	$1,410.0	$843.6	$2.7	$229.5	$2,485.8
Three months ended June 30, 2012
External revenue	$821.1	$429.8	n/a	$(0.1)	$1,250.8
Intersegment revenue	$—	$—	n/a	$—	$—
Operating income (loss)	$(5.1)	$22.9	n/a	$(2.3)	$15.5
Six months ended June 30, 2012
External revenue	$1,610.2	$831.7	n/a	$3.2	$2,445.1
Intersegment revenue	$—	$0.1	n/a	$(0.1)	$—
Operating income (loss)	$(61.2)	$34.4	n/a	$(6.4)	$(33.2)
Three months ended June 30, 2011
External revenue	$826.9	$401.3	$22.3	$6.7	$1,257.2
Intersegment revenue	$—	$0.4	$3.3	$(3.7)	$—
Operating income (loss)	$6.6	$14.7	$(3.7)	$(23.2)	$(5.6)
Six months ended June 30, 2011
External revenue	$1,557.0	$767.0	$44.1	$12.0	$2,380.1
Intersegment revenue	$—	$0.8	$6.6	$(7.4)	$—
Operating income (loss)	$(45.1)	$13.6	$(7.5)	$(34.9)	$(73.9)

11. Commitments, Contingencies, and Uncertainties
ABF Lawsuit
On November 1, 2010, ABF Freight System, Inc. (“ABF”) filed a complaint in the U.S. District Court for the Western District of Arkansas against several parties, including YRC Inc., New Penn Motor Express, Inc. and USF Holland Inc. (each a subsidiary of the Company) and the International Brotherhood of Teamsters and the local Teamster unions party to the National Master Freight Agreement (“NMFA”) alleging violation of the NMFA due to modifications to the NMFA that have provided relief to the Company’s subsidiaries that are party to the NMFA without providing the same relief to ABF. The complaint seeks to have the modifications to the NMFA declared null and void and seeks damages of $750 million from the named defendants. The Company believes the allegations are without merit.
On December 17, 2010, the District Court dismissed the complaint. ABF appealed the dismissal on January 18, 2011 to the U.S. Court of Appeals for the 8th Circuit. On July 6, 2011, the Court of Appeals vacated the District Court’s dismissal of the litigation on jurisdictional grounds and remanded the case back to the District Court for further proceedings. ABF filed an amended complaint on October 12, 2011, which contains allegations consistent with the original complaint. The Company's subsidiaries filed a motion to dismiss the amended complaint. On August 1, 2012, the District Court dismissed ABF's amended complaint without prejudice. The ultimate outcome of this matter was not determinable; therefore, we had not recorded any liability. ABF may seek to pursue the related grievance it submitted on November 1, 2010 pursuant to the NMFA grievance procedures.
Securities Class Action Suit
On February 7, 2011, a putative class action was filed by Bryant Holdings LLC in the U. S. District Court for the District of Kansas on behalf of purchasers of the Company’s securities between April 24, 2008 and November 2, 2009, inclusive (the “Class Period”), seeking to pursue remedies under the Securities Exchange Act of 1934, as amended. The complaint alleges that, throughout the Class Period, the Company and certain of its current and former officers failed to disclose material adverse facts about the Company’s true financial condition, business and prospects. Specifically, the complaint alleges that defendants’ statements were materially false and misleading because they misrepresented and overstated the financial condition of the Company and caused shares of the Company’s common stock to trade at artificially inflated levels throughout the Class

Period. Bryant Holdings LLC seeks to recover damages on behalf of all purchasers of the Company’s securities during the Class Period. The Company believes the allegations are without merit and intends to vigorously defend the claims.
On April 8, 2011, an individual (Stan Better) and a group of investors (including Bryant Holdings LLC) filed competing motions seeking to be named the lead plaintiff in the lawsuit. The Court appointed them as co-lead plaintiffs in the lawsuit on August 22, 2011. Plaintiffs filed an amended complaint on October 21, 2011, which contains allegations consistent with the original complaint. The Company has filed a motion to dismiss the amended complaint, which is pending before the Court. The ultimate outcome of this case is not determinable. Therefore, we have not recorded any liability for this matter.
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
The following represents condensed consolidating financial information as of June 30, 2012 and December 31, 2011, with respect to the financial position and for the three and six months ended June 30, 2012 and 2011, for results of operations and cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and YRCW Receivables LLC, the special-purpose entity that is associated with our ABL facility.

Condensed Consolidating Balance Sheets

June 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$161.2	$15.7	$39.9	$—	$216.8
Intercompany advances receivable	—	(46.4)	46.4	—	—
Accounts receivable, net	3.8	(1.1)	503.8	—	506.5
Prepaid expenses and other	65.6	90.2	(6.8)	—	149.0
Total current assets	230.6	58.4	583.3	—	872.3
Property and equipment	0.6	2,706.6	184.2	—	2,891.4
Less – accumulated depreciation	(0.1)	(1,538.6)	(99.7)	—	(1,638.4)
Net property and equipment	0.5	1,168.0	84.5	—	1,253.0
Investment in subsidiaries	2,368.0	113.8	(31.0)	(2,450.8)	—
Receivable from affiliate	(1,344.7)	764.0	580.7	—	—
Intangibles and other assets	384.9	210.2	57.3	(350.0)	302.4
Total assets	$1,639.3	$2,314.4	$1,274.8	$(2,800.8)	$2,427.7
Intercompany advances payable	$(1.6)	$(402.6)	$404.2	$—	$—
Accounts payable	45.1	108.1	14.3	—	167.5
Wages, vacations and employees’ benefits	12.1	196.5	13.6	—	222.2
Other current and accrued liabilities	98.8	159.6	25.4	—	283.8
Current maturities of long-term debt	7.7	—	2.3	—	10.0
Total current liabilities	162.1	61.6	459.8	—	683.5
Payable to affiliate	—	200.0	150.0	(350.0)	—
Long-term debt, less current portion	1,063.6	—	309.3	—	1,372.9
Deferred income taxes, net	170.2	(143.1)	4.5	—	31.6
Pension and postretirement	426.6	—	—	—	426.6
Claims and other liabilities	350.9	5.2	—	—	356.1
Commitments and contingencies
Shareholders’ equity (deficit)	(534.1)	2,190.7	351.2	(2,450.8)	(443.0)
Total liabilities and shareholders’ equity (deficit)	$1,639.3	$2,314.4	$1,274.8	$(2,800.8)	$2,427.7

December 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$142.0	$20.0	$38.5	$—	$200.5
Intercompany advances receivable	—	(46.4)	46.4	—	—
Accounts receivable, net	5.1	9.4	462.3	—	476.8
Prepaid expenses and other	91.7	78.7	(9.7)	—	160.7
Total current assets	238.8	61.7	537.5	—	838.0
Property and equipment	—	2,887.2	187.4	0.3	3,074.9
Less – accumulated depreciation	—	(1,639.5)	(98.8)	—	(1,738.3)
Net property and equipment	—	1,247.7	88.6	0.3	1,336.6
Investment in subsidiaries	2,228.6	126.9	(13.1)	(2,342.4)	—
Receivable from affiliate	(1,122.9)	644.1	478.8	—	—
Intangibles and other assets	386.5	216.2	58.0	(349.5)	311.2
Total assets	$1,731.0	$2,296.6	$1,149.8	$(2,691.6)	$2,485.8
Intercompany advances payable	$(1.6)	$(217.6)	$419.2	$(200.0)	$—
Accounts payable	31.3	102.4	17.1	0.9	151.7
Wages, vacations and employees’ benefits	23.9	173.4	13.1	—	210.4
Other current and accrued liabilities	120.5	158.5	24.9	—	303.9
Current maturities of long-term debt	6.9	—	2.6	—	9.5
Total current liabilities	181.0	216.7	476.9	(199.1)	675.5
Payable to affiliate	—	—	150.0	(150.0)	—
Long-term debt, less current portion	1,083.0	—	262.2	—	1,345.2
Deferred income taxes, net	176.2	(149.0)	4.5	—	31.7
Pension and postretirement	440.3	—	—	—	440.3
Claims and other liabilities	346.3	5.2	0.1	—	351.6
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(495.8)	2,223.7	260.7	(2,342.5)	(353.9)
Non-controlling interest	—	—	(4.6)	—	(4.6)
Total Shareholders’ equity (deficit)	(495.8)	2,223.7	256.1	(2,342.5)	(358.5)
Total liabilities and shareholders’ equity (deficit)	$1,731.0	$2,296.6	$1,149.8	$(2,691.6)	$2,485.8

Condensed Consolidating Comprehensive Income (Loss)

For the three months ended June 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,142.7	$108.1	$—	$1,250.8
Operating expenses:
Salaries, wages and employees’ benefits	8.8	665.3	49.8	—	723.9
Operating expenses and supplies	(6.3)	269.7	22.4	—	285.8
Purchased transportation	—	107.4	18.9	—	126.3
Depreciation and amortization	0.1	42.1	3.5	—	45.7
Other operating expenses	1.0	54.1	5.0	—	60.1
Gains on property disposals, net	—	(6.5)	—	—	(6.5)
Total operating expenses	3.6	1,132.1	99.6	—	1,235.3
Operating income (loss)	(3.6)	10.6	8.5	—	15.5
Nonoperating (income) expenses:
Interest expense	28.8	0.6	12.2	—	41.6
Other, net	75.0	(46.0)	(31.7)	—	(2.7)
Nonoperating (income) expenses, net	103.8	(45.4)	(19.5)	—	38.9
Income (loss) before income taxes	(107.4)	56.0	28.0	—	(23.4)
Income tax provision (benefit)	(2.7)	(0.1)	2.0	—	(0.8)
Net income (loss) attributable to YRC Worldwide Inc.	(104.7)	56.1	26.0	—	(22.6)
Other comprehensive income (loss), net of tax	—	2.5	(2.0)	—	0.5
Comprehensive income (loss) attributable to YRC Worldwide Inc. Shareholders	$(104.7)	$58.6	$24.0	$—	$(22.1)

For the three months ended June 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,143.1	$114.1	$—	$1,257.2
Operating expenses:
Salaries, wages and employees’ benefits	1.4	649.9	53.7	—	705.0
Operating expenses and supplies	14.9	268.0	24.3	—	307.2
Purchased transportation	—	118.5	22.3	—	140.8
Depreciation and amortization	—	44.1	4.0	—	48.1
Other operating expenses	4.7	60.6	3.7	—	69.0
Gains on property disposals, net	—	(7.4)	0.1	—	(7.3)
Total operating expenses	21.0	1,133.7	108.1	—	1,262.8
Operating income (loss)	(21.0)	9.4	6.0	—	(5.6)
Nonoperating (income) expenses:
Interest expense	32.9	0.7	6.4	—	40.0
Other, net	74.8	(50.3)	(24.5)	—	—
Nonoperating (income) expenses, net	107.7	(49.6)	(18.1)	—	40.0
Income (loss) before income taxes	(128.7)	59.0	24.1	—	(45.6)
Income tax provision (benefit)	(2.5)	(0.2)	0.1	—	(2.6)
Net income (loss)	(126.2)	59.2	24.0	—	(43.0)
Less: Net loss attributable to non-controlling interest	—	—	(0.4)	—	(0.4)
Net income (loss) attributable to YRC Worldwide Inc.	(126.2)	59.2	24.4	—	(42.6)
Other comprehensive income (loss), net of tax	—	1.5	(0.2)	—	1.3
Comprehensive income (loss) attributable to YRC Worldwide Inc. Shareholders	$(126.2)	$60.7	$24.2	$—	$(41.3)

For the six months ended June 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$2,231.5	$213.6	$—	$2,445.1
Operating expenses:
Salaries, wages and employees’ benefits	18.5	1,312.2	98.1	—	1,428.8
Operating expenses and supplies	(15.7)	549.1	45.6	—	579.0
Purchased transportation	—	206.3	39.6	—	245.9
Depreciation and amortization	0.1	87.5	7.2	—	94.8
Other operating expenses	1.9	116.0	10.1	—	128.0
Gains on property disposals, net	—	1.9	(0.1)	—	1.8
Total operating expenses	4.8	2,273.0	200.5	—	2,478.3
Operating income (loss)	(4.8)	(41.5)	13.1	—	(33.2)
Nonoperating (income) expenses:
Interest expense	53.4	0.6	23.9	—	77.9
Other, net	148.9	(92.3)	(59.6)	—	(3.0)
Nonoperating (income) expenses, net	202.3	(91.7)	(35.7)	—	74.9
Income (loss) before income taxes	(207.1)	50.2	48.8	—	(108.1)
Income tax provision (benefit)	(4.8)	(0.1)	1.0	—	(3.9)
Net income (loss)	(202.3)	50.3	47.8	—	(104.2)
Less: Net income attributable to non-controlling interest	—	—	3.9	—	3.9
Net income (loss) attributable to YRC Worldwide Inc.	(202.3)	50.3	43.9	—	(108.1)
Other comprehensive income, net of tax	0.7	5.2	0.3	—	6.2
Comprehensive income (loss) attributable to YRC Worldwide Inc. Shareholders	$(201.6)	$55.5	$44.2	$—	$(101.9)

For the six months ended June 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$2,164.7	$215.4	$—	$2,380.1
Operating expenses:
Salaries, wages and employees’ benefits	1.9	1,276.2	106.7	—	1,384.8
Operating expenses and supplies	20.5	516.7	47.3	—	584.5
Purchased transportation	—	219.1	41.3	—	260.4
Depreciation and amortization	—	90.0	7.9	—	97.9
Other operating expenses	7.0	122.1	7.7	—	136.8
Gains on property disposals, net	—	(10.6)	0.2	—	(10.4)
Total operating expenses	29.4	2,213.5	211.1	—	2,454.0
Operating income (loss)	(29.4)	(48.8)	4.3	—	(73.9)
Nonoperating (income) expenses:
Interest expense	64.8	1.5	12.5	—	78.8
Other, net	142.4	(96.9)	(45.5)	—	—
Nonoperating (income) expenses, net	207.2	(95.4)	(33.0)	—	78.8
Income (loss) before income taxes	(236.6)	46.6	37.3	—	(152.7)
Income tax provision (benefit)	(7.1)	(0.3)	0.3	—	(7.1)
Net income (loss)	(229.5)	46.9	37.0	—	(145.6)
Less: Net loss attributable to non-controlling interest	—	—	(0.9)	—	(0.9)
Net income (loss) attributable to YRC Worldwide Inc.	(229.5)	46.9	37.9	—	(144.7)
Other comprehensive income, net of tax	—	3.0	1.9	—	4.9
Comprehensive income (loss) attributable to YRC Worldwide Inc. Shareholders	$(229.5)	$49.9	$39.8	$—	$(139.8)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(203.3)	$173.8	$12.9	$—	$(16.6)
Investing activities:
Acquisition of property and equipment	—	(30.1)	(0.6)	—	(30.7)
Proceeds from disposal of property and equipment	(5.1)	26.2	—	—	21.1
Restricted amounts held in escrow	13.3	—	—	—	13.3
Other	2.4	—	—	—	2.4
Net cash provided by (used in) investing activities	10.6	(3.9)	(0.6)	—	6.1
Financing activities:
Issuance (repayment) of long-term debt, net	(11.9)	—	43.8	—	31.9
Debt issuance cost	(2.0)	—	(3.1)	—	(5.1)
Intercompany advances / repayments	225.8	(174.2)	(51.6)	—	—
Net cash provided by (used in) financing activities	211.9	(174.2)	(10.9)	—	26.8
Net increase (decrease) in cash and cash equivalents	19.2	(4.3)	1.4	—	16.3
Cash and cash equivalents, beginning of period	142.0	20.0	38.5	—	200.5
Cash and cash equivalents, end of period	$161.2	$15.7	$39.9	$—	$216.8

For the six months ended June 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(164.1)	$153.9	$(51.1)	$—	$(61.3)
Investing activities:
Acquisition of property and equipment	—	(21.0)	(1.7)	—	(22.7)
Proceeds from disposal of property and equipment	—	26.4	(0.4)	—	26.0
Other	2.1	1.0	—		3.1
Net cash provided by (used in) investing activities	2.1	6.4	(2.1)	—	6.4
Financing activities:
Asset backed securitization borrowings , net	—	—	41.4	—	41.4
Issuance of long-term debt, net	31.6	—	—	—	31.6
Debt issuance cost	(5.1)	—	(0.1)	—	(5.2)
Intercompany advances / repayments	137.3	(160.1)	22.8	—	—
Net cash provided by (used in) financing activities	163.8	(160.1)	64.1	—	67.8
Net increase in cash and cash equivalents	1.8	0.2	10.9	—	12.9
Cash and cash equivalents, beginning of period	119.6	10.2	13.2	—	143.0
Cash and cash equivalents, end of period	$121.4	$10.4	$24.1	$—	$155.9

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
The following represents condensed consolidating financial information as of June 30, 2012 and December 31, 2011, with respect to the financial position and for the three and six months ended June 30, 2012 and 2011, for results of operations and the statement of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the New Convertible Secured Notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the New Convertible Secured Notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and YRCW Receivables LLC, the special-purpose entity that is associated with our ABL facility.

Condensed Consolidating Balance Sheets

June 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$161.2	$16.1	$39.5	$—	$216.8
Intercompany advances receivable	—	(46.4)	46.4	—	—
Accounts receivable, net	3.8	29.3	473.4	—	506.5
Prepaid expenses and other	65.6	97.2	(13.8)	—	149.0
Total current assets	230.6	96.2	545.5	—	872.3
Property and equipment	0.6	2,838.9	51.9	—	2,891.4
Less – accumulated depreciation	(0.1)	(1,601.3)	(37.0)	—	(1,638.4)
Net property and equipment	0.5	1,237.6	14.9	—	1,253.0
Investment in subsidiaries	2,368.0	100.3	(17.5)	(2,450.8)	—
Receivable from affiliate	(1,344.7)	955.3	389.4	—	—
Intangibles and other assets	384.9	246.0	21.5	(350.0)	302.4
Total assets	$1,639.3	$2,635.4	$953.8	$(2,800.8)	$2,427.7
Intercompany advances payable	$(1.6)	$(402.6)	$404.2	$—	$—
Accounts payable	45.1	113.1	9.3	—	167.5
Wages, vacations and employees’ benefits	12.1	206.6	3.5	—	222.2
Other current and accrued liabilities	98.8	167.2	17.8	—	283.8
Current maturities of long-term debt	7.7	—	2.3	—	10.0
Total current liabilities	162.1	84.3	437.1	—	683.5
Payable to affiliate	—	350.0	—	(350.0)	—
Long-term debt, less current portion	1,063.6	—	309.3	—	1,372.9
Deferred income taxes, net	170.2	(143.5)	4.9	—	31.6
Pension and postretirement	426.6	—	—	—	426.6
Claims and other liabilities	350.9	5.2	—	—	356.1
Commitments and contingencies
Shareholders’ equity (deficit)	(534.1)	2,339.4	202.5	(2,450.8)	(443.0)
Total liabilities and shareholders’ equity (deficit)	$1,639.3	$2,635.4	$953.8	$(2,800.8)	$2,427.7

December 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$142.0	$21.1	$37.4	$—	$200.5
Intercompany advances receivable	—	(46.4)	46.4	—	—
Accounts receivable, net	5.1	37.1	434.6	—	476.8
Prepaid expenses and other	91.7	85.2	(16.2)	—	160.7
Total current assets	238.8	97.0	502.2	—	838.0
Property and equipment	—	3,019.8	54.8	0.3	3,074.9
Less – accumulated depreciation	—	(1,699.1)	(39.2)	—	(1,738.3)
Net property and equipment	—	1,320.7	15.6	0.3	1,336.6
Investment in subsidiaries	2,228.6	121.3	(7.5)	(2,342.4)	—
Receivable from affiliate	(1,122.9)	754.4	368.5	—	—
Intangibles and other assets	386.5	254.5	19.7	(349.5)	311.2
Total assets	$1,731.0	$2,547.9	$898.5	$(2,691.6)	$2,485.8
Intercompany advances payable	$(1.6)	$(217.6)	$419.2	$(200.0)	$—
Accounts payable	31.3	106.9	12.6	0.9	151.7
Wages, vacations and employees’ benefits	23.9	182.3	4.2	—	210.4
Other current and accrued liabilities	120.5	167.4	16.0	—	303.9
Current maturities of long-term debt	6.9	—	2.6	—	9.5
Total current liabilities	181.0	239.0	454.6	(199.1)	675.5
Payable to affiliate	—	150.0	—	(150.0)	—
Long-term debt, less current portion	1,083.0	—	262.2	—	1,345.2
Deferred income taxes, net	176.2	(149.4)	4.9	—	31.7
Pension and postretirement	440.3	—	—	—	440.3
Claims and other liabilities	346.3	5.2	0.1	—	351.6
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(495.8)	2,303.1	181.3	(2,342.5)	(353.9)
Non-controlling interest	—	—	(4.6)	—	(4.6)
Total Shareholders’ equity (deficit)	(495.8)	2,303.1	176.7	(2,342.5)	(358.5)
Total liabilities and shareholders’ equity (deficit)	$1,731.0	$2,547.9	$898.5	$(2,691.6)	$2,485.8

Condensed Consolidating Comprehensive Income (Loss)

For the three months ended June 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,209.1	$41.7	$—	$1,250.8
Operating expenses:
Salaries, wages and employees’ benefits	8.8	699.8	15.3	—	723.9
Operating expenses and supplies	(6.3)	282.9	9.2	—	285.8
Purchased transportation	—	113.7	12.6	—	126.3
Depreciation and amortization	0.1	45.2	0.4	—	45.7
Other operating expenses	1.0	57.7	1.4	—	60.1
Gains on property disposals, net	—	(6.4)	(0.1)	—	(6.5)
Total operating expenses	3.6	1,192.9	38.8	—	1,235.3
Operating income (loss)	(3.6)	16.2	2.9	—	15.5
Nonoperating (income) expenses:
Interest expense	28.8	0.7	12.1	—	41.6
Other, net	75.0	(47.3)	(30.4)	—	(2.7)
Nonoperating (income) expenses, net	103.8	(46.6)	(18.3)	—	38.9
Income (loss) before income taxes	(107.4)	62.8	21.2	—	(23.4)
Income tax provision (benefit)	(2.7)	(0.1)	2.0	—	(0.8)
Net income (loss) attributable to YRC Worldwide Inc.	(104.7)	62.9	19.2	—	(22.6)
Other comprehensive income (loss), net of tax	—	2.6	(2.1)	—	0.5
Comprehensive income (loss) attributable to YRC Worldwide Inc. Shareholders	$(104.7)	$65.5	$17.1	$—	$(22.1)

For the three months ended June 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,208.8	$48.4	$—	$1,257.2
Operating expenses:
Salaries, wages and employees’ benefits	1.4	685.8	17.8	—	705.0
Operating expenses and supplies	14.9	280.6	11.7	—	307.2
Purchased transportation	—	124.5	16.3	—	140.8
Depreciation and amortization	—	47.2	0.9	—	48.1
Other operating expenses	4.7	63.1	1.2	—	69.0
Gains on property disposals, net	—	(7.4)	0.1	—	(7.3)
Total operating expenses	21.0	1,193.8	48.0	—	1,262.8
Operating income (loss)	(21.0)	15.0	0.4	—	(5.6)
Nonoperating (income) expenses:
Interest expense	32.9	0.7	6.4	—	40.0
Other, net	74.8	(58.0)	(16.8)	—	—
Nonoperating (income) expenses, net	107.7	(57.3)	(10.4)	—	40.0
Income (loss) before income taxes	(128.7)	72.3	10.8	—	(45.6)
Income tax benefit	(2.5)	(0.1)	—	—	(2.6)
Net income (loss)	(126.2)	72.4	10.8	—	(43.0)
Less: Net loss attributable to non-controlling interest	—	—	(0.4)	—	(0.4)
Net income (loss) attributable to YRC Worldwide Inc.	(126.2)	72.4	11.2	—	(42.6)
Other comprehensive income (loss), net of tax	—	1.4	(0.1)	—	1.3
Comprehensive income (loss) attributable to YRC Worldwide Shareholders	$(126.2)	$73.8	$11.1	$—	$(41.3)

For the six months ended June 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$2,360.8	$84.3	$—	$2,445.1
Operating expenses:
Salaries, wages and employees’ benefits	18.5	1,379.0	31.3	—	1,428.8
Operating expenses and supplies	(15.7)	575.4	19.3	—	579.0
Purchased transportation	—	218.6	27.3	—	245.9
Depreciation and amortization	0.1	93.6	1.1	—	94.8
Other operating expenses	1.9	123.3	2.8	—	128.0
Gains on property disposals, net	—	1.9	(0.1)	—	1.8
Total operating expenses	4.8	2,391.8	81.7	—	2,478.3
Operating income (loss)	(4.8)	(31.0)	2.6	—	(33.2)
Nonoperating (income) expenses:
Interest expense	53.4	0.7	23.8	—	77.9
Other, net	148.9	(94.8)	(57.1)	—	(3.0)
Nonoperating (income) expenses, net	202.3	(94.1)	(33.3)	—	74.9
Income (loss) before income taxes	(207.1)	63.1	35.9	—	(108.1)
Income tax provision (benefit)	(4.8)	(0.1)	1.0	—	(3.9)
Net income (loss)	(202.3)	63.2	34.9	—	(104.2)
Less: Net income attributable to non-controlling interest	—	—	3.9	—	3.9
Net income (loss) attributable to YRC Worldwide Inc.	(202.3)	63.2	31.0	—	(108.1)
Other comprehensive income, net of tax	0.7	5.3	0.2	—	6.2
Comprehensive income (loss) attributable to YRC Worldwide Inc. Shareholders	$(201.6)	$68.5	$31.2	$—	$(101.9)

For the six months ended June 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$2,289.0	$91.1	$—	$2,380.1
Operating expenses:
Salaries, wages and employees’ benefits	1.9	1,348.2	34.7	—	1,384.8
Operating expenses and supplies	20.5	541.1	22.9	—	584.5
Purchased transportation	—	230.4	30.0	—	260.4
Depreciation and amortization	—	96.2	1.7	—	97.9
Other operating expenses	7.0	127.3	2.5	—	136.8
Gains on property disposals, net	—	(10.6)	0.2	—	(10.4)
Total operating expenses	29.4	2,332.6	92.0	—	2,454.0
Operating loss	(29.4)	(43.6)	(0.9)	—	(73.9)
Nonoperating (income) expenses:
Interest expense	64.8	1.5	12.5	—	78.8
Other, net	142.4	(111.1)	(31.3)	—	—
Nonoperating (income) expenses, net	207.2	(109.6)	(18.8)	—	78.8
Income (loss) before income taxes	(236.6)	66.0	17.9	—	(152.7)
Income tax provision (benefit)	(7.1)	(0.3)	0.3	—	(7.1)
Net income (loss)	(229.5)	66.3	17.6	—	(145.6)
Less: Net loss attributable to non-controlling interest	—	—	(0.9)	—	(0.9)
Net income (loss) attributable to YRC Worldwide Inc.	(229.5)	66.3	18.5	—	(144.7)
Other comprehensive income, net of tax	—	2.9	2.0	—	4.9
Comprehensive income (loss) attributable to YRC Worldwide Shareholders	$(229.5)	$69.2	$20.5	$—	$(139.8)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(203.3)	$189.9	$(3.2)	$—	$(16.6)
Investing activities:
Acquisition of property and equipment	—	(30.3)	(0.4)	—	(30.7)
Proceeds from disposal of property and equipment	(5.1)	26.3	(0.1)	—	21.1
Restricted amounts held in escrow	13.3	—	—	—	13.3
Other	2.4	—	—	—	2.4
Net cash provided by (used in) investing activities	10.6	(4.0)	(0.5)	—	6.1
Financing activities:
Issuance (repayment) of long-term debt, net	(11.9)	—	43.8	—	31.9
Debt issuance cost	(2.0)	—	(3.1)	—	(5.1)
Intercompany advances / repayments	225.8	(190.9)	(34.9)	—	—
Net cash provided by (used in) financing activities	211.9	(190.9)	5.8	—	26.8
Net increase (decrease) in cash and cash equivalents	19.2	(5.0)	2.1	—	16.3
Cash and cash equivalents, beginning of period	142.0	21.1	37.4	—	200.5
Cash and cash equivalents, end of period	$161.2	$16.1	$39.5	$—	$216.8

For the six months ended June 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(164.1)	$179.1	$(76.3)	$—	$(61.3)
Investing activities:
Acquisition of property and equipment	—	(21.9)	(0.8)	—	(22.7)
Proceeds from disposal of property And equipment	—	25.6	0.4	—	26.0
Other	2.1	1.0	—		3.1
Net cash provided by (used in) investing activities	2.1	4.7	(0.4)	—	6.4
Financing activities:
Asset backed securitization borrowings , net	—	—	41.4	—	41.4
Issuance of long-term debt, net	31.6	—	—	—	31.6
Debt issuance cost	(5.1)	—	(0.1)	—	(5.2)
Intercompany advances / repayments	137.3	(179.9)	42.6	—	—
Net cash provided by (used in) financing activities	163.8	(179.9)	83.9	—	67.8
Net increase in cash and cash equivalents	1.8	3.9	7.2	—	12.9
Cash and cash equivalents, beginning of period	119.6	8.6	14.8	—	143.0
Cash and cash equivalents, end of period	$121.4	$12.5	$22.0	$—	$155.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward Looking Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of YRC Worldwide Inc. (also referred to as “YRC Worldwide”, the “Company”, “we” or “our”). MD&A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements include those preceded by, followed by or include the words “will,” “expect,” “intend,” “anticipate,” “believe,” “project,” “forecast,” “propose,” “plan,” “designed,” "estimate," “enable” and similar expressions. Forward-looking statements are inherently uncertain and are subject to significant business, economic, competitive, regulatory and other risks, uncertainties and contingencies, known and unknown, many of which are beyond our control. Our future financial condition and results could differ materially from those predicted in such forward-looking statements because of a number of factors, including (without limitation):

•
our ability to generate sufficient cash flows and liquidity to fund operations and satisfy our cash needs and future cash commitments, including (without limitation) our obligations related to our substantial indebtedness and lease and pension funding requirements;

•	the pace of recovery in the overall economy, including (without limitation) customer demand in the retail and manufacturing sectors;

•
the success of our management team in implementing its strategic plan and operational and productivity improvements, including (without limitation) our continued ability to meet high on-time and quality delivery performance standards, and the impact of those improvements to meet our future liquidity and profitability;

•	our ability to finance the maintenance, acquisition and replacement of revenue equipment and other necessary capital expenditures;

•	potential increase in our operating lease obligations resulting from our decision to defer the purchase of new revenue equipment;

•	changes in equity and debt markets;

•	inclement weather;

•	price and availability of fuel;

•	sudden changes in the cost of fuel or the index upon which we base our fuel surcharge and the effectiveness of our fuel surcharge program in protecting us against fuel price volatility;

•	competition and competitive pressure on service and pricing;

•	expense volatility, including (without limitation) volatility due to changes in rail service or pricing for rail service;

•
our ability to comply and the cost of compliance with federal, state, local and foreign laws and regulations, including (without limitation) laws and regulations for the protection of employee safety and health and the environment;

•	terrorist attack;

•
labor relations, including (without limitation) the continued support of our union employees with respect to our strategic plan, the impact of work rules, work stoppages, strikes or other disruptions, our obligations to multi-employer health, welfare and pension plans, wage requirements and employee satisfaction;

•	the impact of claims and litigation to which we are or may become exposed, and;

•
other risks and contingencies, including (without limitation) the risk factors that are included in our reports filed with the SEC, including those described under “Risk Factors” in our annual report on Form 10-K and quarterly reports on Form 10-Q.

Overview

MD&A includes the following sections:

•	Consolidated Results of Operations -- an analysis of our consolidated results of operations for the three and six months ended June 30, 2012 and 2011

•
Reporting Segment Results of Operations -- an analysis of our results of operations for the three and six months ended June 30, 2012 and 2011 for our two reporting segments: YRC Freight and Regional Transportation

•	Certain Non-GAAP Financial Measures -- an analysis of selected Non-GAAP financial measures for the three and six months ended June 30, 2012 and 2011

•
Financial Condition/Liquidity and Capital Resources -- a discussion of our major sources and uses of cash as well as an analysis of our cash flows and aggregate contractual obligations and commercial commitments.

The "second quarter" and "first half" of the years discussed below refer to the three and six months ended June 30, respectively.
Consolidated Results of Operations
Our consolidated results for the second quarter and first half of 2012 and 2011 include the consolidated results of our reporting segments and our corporate charges. A more detailed discussion of the operating results of our segments is presented in the "Reporting Segment Results of Operations" section below.
The table below provides summary consolidated financial information for the second quarter and first half of 2012 and 2011:

	Second Quarter			First Half
(in millions)	2012	2011	Percent Change	2012	2011	Percent Change
Operating revenue	$1,250.8	$1,257.2	(0.5)%	$2,445.1	$2,380.1	2.7%
Operating income (loss)	$15.5	$(5.6)	376.8%	$(33.2)	$(73.9)	55.1%
Nonoperating expenses, net	$38.9	$40.0	(2.8)%	$74.9	$78.8	(4.9)%
Net loss	$(22.6)	$(43.0)	47.4%	$(104.2)	$(145.6)	28.4%

The two primary components of our operating revenue are volume, comprised of the number of shipments and weight per shipment, and price or yield, usually evaluated on a per hundredweight basis. The price or yield includes fuel surcharge revenue. Fuel surcharges are common throughout our industry and represent an amount that we charge to customers that adjusts with changing fuel prices. We base our fuel surcharges on a published national index and adjust them weekly. Rapid material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income versus prior periods as there is a lag in our adjustment of base rates in response to changes in fuel surcharge. We believe that fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require changes. We believe the distinction between base rates and fuel surcharge has blurred over time, and it is impractical to clearly separate all the different factors that influence the price that our customers are willing to pay. In general, under our present fuel surcharge program, we believe rising fuel costs are beneficial to us and falling fuel costs are detrimental to us in the short term.
Second quarter of 2012 compared to the second quarter of 2011
Our consolidated operating revenue decreased 0.5% during the second quarter of 2012 compared to the same period in 2011. The decrease in revenue is largely attributable to lower volumes driven by customer mix management, partially offset by increases in yield over the comparable prior year period. The improvement in yield is due to a more disciplined industry pricing market.
Operating expenses for the second quarter of 2012 decreased $27.5 million or 2.2% compared to the same period in 2011 primarily related to a $21.4 million decrease in operating expenses and supplies and a $14.5 million decrease in purchased transportation. These decreases were partially offset by an $18.3 million increase in salaries, wages and benefits.
The decrease in operating expenses and supplies was driven by lower fuel expenses of $13.7 million or 8.8% and lower professional service fees of $16.4 million or 42.5%, offset by higher vehicle maintenance of $6.4 million or 14.8%. The decrease in purchased transportation during the second quarter of 2012 versus the comparable prior year period was primarily a result of lower volumes moved through purchased transportation lines.
The increase in salaries, wages and benefits in the second quarter of 2012 as compared to the same period in 2011 is largely due to an increase in benefits compared to the prior year resulting from the resumption of multi-employer pension contribution expense in June 2011 as well as higher shipment related wages in the current year.
Nonoperating expenses decreased $1.1 million in the second quarter of 2012 compared to the same period in 2011. The reduction consisted primarily of a $2.7 million decrease in other expenses, partially offset by an increase in interest expense of $1.6 million as a result of various changes to our capital structure as a result of our July 22, 2011 restructuring.

Our effective tax rate for the second quarter of 2012 and 2011 was 3.4% and 5.7%, respectively. Significant items impacting the second quarter of 2012 rate include a net state tax provision, certain permanent items and an increase in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2012. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At June 30, 2012 and December 31, 2011, substantially all of our net deferred tax assets are subject to a valuation allowance.
First half of 2012 compared to the first half of 2011
Our consolidated operating revenue increased 2.7% during the first half of 2012 compared to the same period in 2011 due to both increases in volume over the comparable prior year period and increases in yield. Our volume increases are primarily attributed to increased market share for our Regional Transportation segment and a moderately improving economic environment in early 2012. The improvement in yield is due to increased fuel surcharge revenue resulting from higher diesel fuel costs as well as a more disciplined industry pricing market and customer mix management.
Operating expenses for the first half of 2012 increased $24.3 million or 1.0% compared to the same period in 2011 primarily related to a $41.3 million increase in salaries, wages and benefits, partially offset by a $14.5 million decrease in purchased transportation.
The increase in salaries, wages and benefits in the first half of 2012 as compared to the same period in 2011 is largely due to an increase in benefits compared to the prior year resulting from the resumption of multi-employer pension contribution expense in June 2011 as well as higher shipment related wages in the current year.
Nonoperating expenses decreased $3.9 million in the first half of 2012 compared to the same period in 2011. The reduction consisted primarily of a $3.0 million decrease in other expenses and a $0.8 million gain recognized on the deconsolidation of the Jiayu investment.
Our effective tax rate for the first half of 2012 and 2011 was 3.6% and 4.7%, respectively. Significant items impacting the first half of 2012 rate include a net state tax provision, certain permanent items and an increase in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2012. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At June 30, 2012 and December 31, 2011, substantially all of our net deferred tax assets are subject to a valuation allowance.
Reporting Segment Results of Operations
We evaluate our business using our two reporting segments:

•
YRC Freight is the reporting segment for our transportation service providers focused on business opportunities in national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. This unit includes our LTL subsidiary YRC Inc. and Reimer Express, a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico, Puerto Rico and Guam.

•
Regional Transportation is the reporting segment for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. The Regional Transportation companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the United States, Canada, Mexico and Puerto Rico.

In 2011, we reported Truckload as a separate segment, which consisted of Glen Moore, a former domestic truckload carrier and represented 2% of our consolidated revenue for the second quarter of 2011. On December 15, 2011, we sold the majority of Glen Moore’s assets to a third party and concluded operations.

YRC Freight Results
YRC Freight represented 66% of our consolidated revenue in both the second quarter of 2012 and 2011 and 66% and 65% of our consolidated revenue in the first half of 2012 and 2011, respectively. The table below provides summary financial information for YRC Freight for the second quarter and first half of 2012 and 2011:

	Second Quarter				First Half
(in millions)	2012	2011	Percent Change		2012	2011	Percent Change
Operating revenue	$821.1	$826.9	(0.7)%		$1,610.2	$1,557.0	3.4%
Operating income (loss)	$(5.1)	$6.6	(177.3)%		$(61.2)	$(45.1)	(35.7)%
Operating ratio(a)(b)	100.6%	99.2%	1.4	pp	103.8%	102.9%	0.9	pp

(a)
Operating ratio is calculated as (i) 100 percent (ii) minus the result of dividing operating income by operating revenue or (iii) plus the result of dividing operating loss by operating revenue, and expressed as a percentage.

(b)	pp represents the change in percentage points
Second quarter of 2012 compared to the second quarter of 2011
YRC Freight reported operating revenue of $821.1 million in the second quarter of 2012, a decrease of $5.8 million or 0.7% compared to the same period in 2011. The decrease in operating revenue was largely driven by a 3.3% decrease in total picked-up tonnage per day offset by a 2.9% increase in revenue per hundredweight resulting mostly from a more disciplined industry pricing market compared to the comparable prior period. The decrease in picked-up tonnage per day was primarily due to a 2.1% decrease in total shipments per day which is largely attributable to customer mix management and a 1.2% decrease in weight per shipment.
Operating loss for YRC Freight was $5.1 million in the second quarter of 2012 compared to operating income of $6.6 million in the same period in 2011. Revenue in the second quarter of 2012 was lower by $5.8 million while total costs increased by $5.9 million. The cost increases consisted primarily of higher salaries, wages and employees' benefits of $9.9 million or 2.2% and higher operating expenses and supplies of $11.2 million or 6.3% partially offset by lower purchased transportation costs of $12.7 million or 10.6% and lower other operating expenses of $2.9 million or 4.0%.
The increase in salaries, wages and employees' benefits (including workers' compensation expense) of $9.9 million during the second quarter of 2012 is primarily the result of an increase in benefits of $12.8 million compared to the prior year as a result of the resumption of multi-employer pension contribution expense in June 2011 and higher costs associated with the contractual health and welfare benefit increase effective August 2011, partially offset by lower workers' compensation expense.
The decrease in purchased transportation during the second quarter of 2012 versus the comparable prior year period was primarily a result of lower volumes moved through purchased transportation lines. Rail costs decreased 7.2% while other purchased transportation costs decreased 14.6%.
Operating expenses and supplies were higher due mostly to increases in equipment maintenance costs, partially offset by decreases to legal reserves related to a reduction of estimated losses for prior years' legal claims.
Other operating expenses were lower mostly due to a general liability claims expense decrease of $0.9 million or 12.3% related to a continued decrease in claims in 2012 compared to the second quarter of 2011 and lower cargo claims expense of $0.4 million due to lower volume.
Gains (losses) on disposals and impairments of property were $6.3 million in the second quarter of 2012 compared to $6.6 million in the second quarter of 2011.
First half of 2012 compared to the first half of 2011
YRC Freight reported operating revenue of $1,610.2 million in the first half of 2012, an increase of $53.2 million or 3.4% compared to the same period in 2011. The increase in operating revenue was largely driven by a 3.1% increase in revenue per hundredweight partially resulting from a more disciplined industry pricing market and higher volumes in the first half of 2012 compared to the same period in 2011.
Operating loss for YRC Freight was $61.2 million in the first half of 2012 compared to $45.1 million in the same period in 2011. Revenue in the first half of 2012 was higher by $53.2 million while total costs increased by $69.3 million. The cost increases consisted primarily of higher salaries, wages and employees' benefits of $32.2 million or 3.6%, higher operating expenses and supplies of $42.5 million or 12.4%, and higher other operating expenses of $1.5 million or 1.0% offset by lower purchased transportation costs of $14.7 million or 6.7%.
The increase in salaries, wages and employees' benefits (including workers' compensation expense) of $32.2 million during the first half of 2012 is primarily the result of an increase in benefits of $34.3 million compared to the prior year resulting from the resumption of multi-employer pension contribution expense in June 2011 and higher costs associated with the contractual health and welfare benefit increase effective August 2011. In addition, the increase is due to higher shipment related wages due to increased business volumes and contractual wage increases, partially offset by lower workers' compensation expense.
Operating expenses and supplies were higher due to increases in fuel costs, equipment maintenance, travel and driver expenses associated with greater volumes in the first half of 2012 compared to the same period in 2011. Operating expenses and supplies were also impacted by increases to legal reserves related to estimated losses for prior years' legal claims offset by a decrease in bad debt expense in the first half of 2012 compared to the comparable prior year period reflective of improvements in our revenue management processes and fewer bankruptcies in our customer base.
The decrease in purchased transportation during the first half of 2012 versus the comparable prior year period resulted primarily from lower volumes moved through purchased transportation lines. Rail costs decreased 3.9% while other purchased transportation costs decreased 10.0%.
Other operating expenses were higher mostly due to a higher cargo claims expense of $2.3 million or 12.2% due to unfavorable development of claims, partially offset by $2.5 reduction in property taxes.
Net losses on property disposals and impairments were $1.7 million in the first half of 2012 compared to a gain of $6.1 million in the first half of 2011.
Regional Transportation Results
Regional Transportation represented 34% and 32% of consolidated revenue in both the second quarter and first half of 2012 and 2011, respectively. The table below provides summary financial information for Regional Transportation for the second quarter and first half of 2012 and 2011:

	Second Quarter				First Half
(in millions)	2012	2011	Percent Change		2012	2011	Percent Change
Operating revenue	$429.8	$401.7	7.0%		$831.8	$767.8	8.3%
Operating income	$22.9	$14.7	55.8%		$34.4	$13.6	152.9%
Operating ratio (a)(b)	94.7%	96.3%	(1.6	) pp	95.9%	98.2%	(2.3	) pp

(a)	Operating ratio is calculated as (i) 100 percent (ii) minus the result of dividing operating income by operating revenue.

(b)	pp represents the change in percentage points
Second quarter of 2012 compared to the second quarter of 2011
Regional Transportation reported operating revenue of $429.8 million for the second quarter of 2012, representing an increase of $28.1 million, or 7.0% from the same period in 2011. Total weight per day was up 4.4%, representing a 2.5% increase in total shipments per day and a 1.9% higher total weight per shipment compared to 2011. Total revenue per hundredweight increased 2.4% in the second quarter of 2012 as compared to the second quarter of 2011, due to a more disciplined industry pricing market.
Operating income for Regional Transportation was $22.9 million for the second quarter of 2012, an increase of $8.2 million from the same period in 2011, consisting of a $28.1 million increase in revenue partially offset by increases in salaries, wages and employees' benefits of $16.6 million or 7.3%, operating expenses and supplies of $2.4 million or 2.4%, and purchased transportation of $0.3 million or 1.5%.
Salaries, wages and employees' benefits expense (including workers' compensation expense) increased $16.6 million or 7.3% primarily the result of an increase in benefits compared to the prior year resulting from the resumption of multi-employer pension contribution expense in June 2011 and higher costs associated with the contractual health and welfare benefit increase effective August 2011. In addition, the increase is due to higher shipment related wages due to increased business volumes and contractual wage increases, partially offset by workers' compensation expense.

Operating expenses and supplies increased 2.4% with higher costs in the areas of equipment maintenance, travel and driver expenses as a result of higher business volumes. Offsetting the increases was a 3.5% decrease in fuel costs (due to lower fuel prices offset by higher volumes). Purchased transportation was 1.5% higher due mostly to greater business volumes.
Net losses on property disposals and impairments were flat in the second quarter of 2012 compared to the second quarter of 2011.
First half of 2012 compared to the first half of 2011
Regional Transportation reported operating revenue of $831.8 million for the first half of 2012, representing an increase of $64.0 million, or 8.3% from the same period in 2011. Total weight per day was up 5.2%, representing a 3.4% increase in total shipments per day and a 1.8% higher total weight per shipment compared to 2011. Our volume increases are primarily attributed to increased market share and a moderately improving economic environment in early 2012. Total revenue per hundredweight increased 3.4% in the first half of 2012 as compared to the first half of 2011, primarily due to a more disciplined industry pricing market.
Operating income for Regional Transportation was $34.4 million for the first half of 2012, an increase of $20.8 million from the same period in 2011, consisting of a $64.0 million increase in revenue partially offset by increases in salaries, wages and employees' benefits of $24.4 million or 5.4%, operating expenses and supplies of $12.1 million or 6.2%, and purchased transportation of $1.5 million or 4.0%.
Salaries, wages and employees' benefits expense (including workers' compensation expense) increased $24.4 million or 5.4% primarily the result of an increase in benefits compared to the prior year resulting from the resumption of multi-employer pension contribution expense in June 2011 and higher costs associated with the contractual health and welfare benefit increase effective August 2011. In addition, the increase is due to higher shipment related wages due to increased business volumes and contractual wage increases, partially offset by lower workers' compensation expense.
Operating expenses and supplies increased 6.2% reflecting a 4.2% increase in fuel costs (due to higher volumes) and an 8.8% increase in costs other than fuel. Costs were higher in the areas of equipment maintenance, travel, driver expenses and tolls as a result of increased business volumes. Purchased transportation was 4.0% higher due mostly to greater business volumes.
Net losses on property disposals and impairments were $0.6 million in the first half of 2012 compared to a net gain of $3.4 million in the first half of 2011.

Reddaway's contract with approximately 400 of its IBT represented employees expired on May 31, 2012.  Those employees continue to work under the terms of the expired contract while Reddaway and the IBT negotiate to extend the term of the contract.
Certain Non-GAAP Financial Measures
Our adjusted EBITDA improved to $70.1 million and $85.4 million for the second quarter and first half of 2012, respectively from $64.5 million and $63.2 million for the same periods in 2011. We have included the reconciliation of consolidated operating loss to consolidated adjusted EBITDA below and provided the adjusted EBITDA amounts by segment.
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
Our consolidated adjusted operating ratio was 98.3% and 100.5% for the second quarter and first half of 2012, respectively, which improved 0.7 and 1.2 percentage points compared to the second quarter and first half of 2011, respectively.
Adjusted operating ratio is calculated as (i) 100 percent (ii) minus the result of dividing adjusted operating income by operating revenue or (iii) plus the result of dividing adjusted operating loss by operating revenue, and expressed as a percentage.
Consolidated Adjusted EBITDA
The reconciliation of operating income (loss) to adjusted operating income (loss) and adjusted EBITDA, including adjusted operating ratio, for the second quarter and first half of 2012 and 2011 is as follows:

	Second Quarter		First Half
(in millions)	2012	2011	2012	2011
Operating revenue	$1,250.8	$1,257.2	$2,445.1	$2,380.1
Adjusted operating ratio (a)	98.3%	99.0%	100.5%	101.7%
Reconciliation of operating income (loss) to adjusted EBITDA:
Operating income (loss)	$15.5	$(5.6)	$(33.2)	$(73.9)
(Gains) losses on property disposals, net	(6.5)	(7.3)	1.8	(10.4)
Letter of credit expense	9.6	8.2	17.5	16.3
Restructuring professional fees	2.5	16.9	3.0	25.4
Gain (loss) on permitted dispositions and other	(0.2)	1.0	(2.1)	3.2
Adjusted operating income (loss)	20.9	13.2	(13.0)	(39.4)
Depreciation and amortization	45.7	48.1	94.8	97.9
Equity based compensation (benefit) expense	1.0	0.4	2.1	(0.6)
Restructuring professional fees, included in nonoperating income	—	1.2	—	1.7
Other nonoperating, net	2.5	0.3	1.5	0.9
Add: Truckload EBITDA loss (b)	—	1.3	—	2.7
Adjusted EBITDA	$70.1	$64.5	$85.4	$63.2

(a)
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

Consolidated Adjusted Free Cash Flow (Deficit)
The reconciliation of adjusted EBITDA to adjusted free cash flow (deficit) for the three and six months ended June 30, including the reconciliation to free cash flow (deficit) is as follows:

	Second Quarter		First Half
(in millions)	2012	2011	2012	2011
Adjusted EBITDA	$70.1	$64.5	$85.4	$63.2
Total restructuring professional fees	(2.5)	(18.1)	(3.0)	(27.1)
Cash paid for interest	(28.8)	(10.3)	(60.3)	(20.9)
Cash paid for letter of credit fees	(9.5)	—	(19.1)	—
Working Capital cash flows excluding income tax, net	(29.7)	(40.9)	(28.3)	(76.8)
Net cash used in operating activities before income taxes	(0.4)	(4.8)	(25.3)	(61.6)
Cash received (paid) for income taxes, net	0.9	(10.2)	8.7	0.3
Net cash provided by (used in) operating activities	0.5	(15.0)	(16.6)	(61.3)
Acquisition of property and equipment	(15.6)	(12.7)	(30.7)	(22.7)
Free cash flow (deficit)	(15.1)	(27.7)	(47.3)	(84.0)
Total restructuring professional fees	2.5	18.1	3.0	27.1
Adjusted Free Cash Flow (Deficit)	$(12.6)	$(9.6)	$(44.3)	$(56.9)
Segment Adjusted EBITDA
The following represents adjusted EBITDA by segment for the three and six months ended June 30:

	Second Quarter		First Half
(in millions)	2012	2011	2012	2011
Adjusted EBITDA by segment:
YRC Freight	$27.9	$32.0	$18.3	$16.0
Regional Transportation	40.7	32.0	69.8	44.1
Corporate and other	1.5	0.5	(2.7)	3.1
Adjusted EBITDA	$70.1	$64.5	$85.4	$63.2
The reconciliation of operating income (loss), by segment, to adjusted operating income (loss) and adjusted EBITDA, including adjusted operating ratio for the three months and six months ended June 30 is as follows:

	Second Quarter		First Half
YRC Freight segment (in millions)	2012	2011	2012	2011
Operating revenue	$821.1	$826.9	$1,610.2	$1,557.0
Adjusted operating ratio (a)	100.5%	99.2%	102.8%	102.5%
Reconciliation of operating loss to adjusted EBITDA:
Operating (loss) income	$(5.1)	$6.6	$(61.2)	$(45.1)
(Gains) losses on property disposals, net	(6.3)	(6.6)	1.7	(6.1)
Letter of credit expense	7.7	6.5	14.3	12.8
Adjusted operating (loss) income	(3.7)	6.5	(45.2)	(38.4)
Depreciation and amortization	29.8	25.5	62.4	53.4
Other nonoperating expenses (income), net	1.8	—	1.1	1.0
Adjusted EBITDA	$27.9	$32.0	$18.3	$16.0

(a)
Adjusted operating ratio, is calculated as (i) 100 percent (ii) minus the result of dividing adjusted operating income by operating revenue or (iii) plus the result of dividing adjusted operating loss by operating revenue and expressed as a percentage.

	Second Quarter		First Half
Regional Transportation segment (in millions)	2012	2011	2012	2011
Operating revenue	$429.8	$401.7	$831.8	$767.8
Adjusted operating ratio (a)	94.2%	95.9%	95.4%	98.2%
Reconciliation of operating loss to adjusted EBITDA:
Operating income	$22.9	$14.7	$34.4	$13.6
(Gains) losses on property disposals, net	0.2	0.2	0.6	(3.4)
Letter of credit expense	1.7	1.7	3.0	3.3
Adjusted operating income	24.8	16.6	38.0	13.5
Depreciation and amortization	15.9	15.4	31.8	30.6
Adjusted EBITDA	$40.7	$32.0	$69.8	$44.1

(a)	Adjusted operating ratio, is calculated as (i) 100 percent (ii) minus the result of dividing adjusted operating income by operating revenue and expressed as a percentage.

	Second Quarter		First Half
Corporate and other segment (in millions)	2012	2011	2012	2011
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(2.3)	$(23.2)	$(6.4)	$(34.9)
(Gains) losses on property disposals, net	(0.4)	(0.9)	(0.5)	(1.0)
Letter of credit expense	0.2	—	0.2	—
Restructuring professional fees	2.5	16.9	3.0	25.4
Permitted dispositions and other	(0.2)	1.0	(2.1)	3.2
Adjusted operating loss	(0.2)	(6.2)	(5.8)	(7.3)
Depreciation and amortization	—	4.8	0.6	9.4
Equity based compensation expense	1.0	0.4	2.1	(0.6)
Restructuring professional fees, included in nonoperating income	—	1.2	—	1.7
Other nonoperating expenses (income), net	0.7	0.3	0.4	(0.1)
Adjusted EBITDA	$1.5	$0.5	$(2.7)	$3.1

Financial Condition/Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents and available borrowings under our $400.0 million ABL facility as well as any prospective net operating cash flows resulting from improvements in operations. In addition, we have generated liquidity through the sale and leaseback of assets and the disposal of property, assets and lines of business. Pursuant to Amendment No. 2 to our amended and restated credit agreement, we can retain 100% of the proceeds from the sale of certain real estate for the payment or settlement of workers’ compensation and bodily injury and property damage claims. The sale of these properties is expected to generate cash proceeds of approximately $25 million during 2012 of which approximately $3 million has been realized through the first half of 2012. As of June 30, 2012, we had cash and cash equivalents and availability under the ABL facility of $248.7 million and the borrowing base under our ABL facility was $360.2 million.
Our principal uses of cash are to fund our operations, including making contributions to our single-employer pension plans and the multi-employer pension funds, and to meet our other cash obligations, including paying cash interest and principal for our funded debt, letter of credit fees under our credit facilities and funding capital expenditures. For the first half of 2012, our cash flow from operating activities used net cash of $16.6 million, and we reported a net loss of $104.2 million. In the first half of 2012, our operating revenues increased by $65.0 million compared to the same period in 2011 and our operating loss decreased by $40.7 million in the first half of 2012 compared to the same period in 2011.

We have a considerable amount of indebtedness, a substantial portion of which will mature in late 2014 or early 2015, and considerable future funding obligations for our single-employer pension plans and the multi-employer pension funds. As of June 30, 2012, we had $1,382.9 million in aggregate principal amount of outstanding indebtedness, which amount will increase over time as we continue to accrue paid-in-kind interest on a portion of such indebtedness. We expect that our cash interest on our debt (including pension deferral and lease financing obligations) and cash principal payments for the remainder of 2012 will be $61.8 million. We expect our letter of credit fees for the remainder of 2012 will be $19.0 million. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to service such indebtedness or pay principal when due in respect of such indebtedness. We expect our funding obligations for the period July 2012 to December 2012 for our single-employer pension plans and multi-employer pension funds will be $55.8 million and $42.5 million, respectively. In addition, we also have, and will continue to have, substantial operating lease obligations. As of June 30, 2012, our minimum rental expense under operating leases for the remainder of 2012 is $24.6 million. As of June 30, 2012, our operating lease obligations through 2025 totaled approximately $151.7 million.
Our capital expenditures for the first half of 2012 and 2011 were $30.7 million and $22.7 million, respectively. These amounts were principally used to fund replacement engines and trailer refurbishments for our revenue fleet, capitalized costs for our network facilities and technology infrastructure. Additionally, during the first half of 2012, we entered into new operating lease commitments for revenue equipment of $55.1 million, with such payment to be made over the average lease term of 3 years. In light of our recent operating results and liquidity needs, we have deferred capital expenditures and expect to continue to do so for the foreseeable future, including the remainder of 2012. As a result, the average age of our fleet has increased and we will need to update our fleet periodically.
The credit facilities require us to comply with certain financial covenants, including maintenance of a maximum total leverage ratio, minimum interest coverage ratio, minimum adjusted EBITDA and maximum capital expenditures. Adjusted EBITDA, as defined by our credit facilities, is a measure that reflects the Company’s earnings before interest, taxes, depreciation, and amortization expense, and further adjusted for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees and results of permitted dispositions and discontinued operations. We were in compliance with each of these covenants as of June 30, 2012.
We expect that our cash and cash equivalents, improvements in operating results, retention of cash proceeds from asset sales and availability under our credit facilities will be sufficient to allow us to comply with the financial covenants in our credit facilities, fund our operations, increase working capital as necessary to support our planned revenue growth and fund planned capital expenditures for the foreseeable future, including the next twelve months. Our ability to satisfy our liquidity needs over the next twelve months is dependent on a number of factors, many of which are outside of our control. These factors include:

•	our operating results, pricing and shipping volumes must continue to improve at a rate significantly better than what we have achieved in our recent financial results;

•	we must continue to comply with covenants and other terms of our credit facilities so as to have access to the borrowings available to us under such credit facilities;

•	our anticipated cost savings under our labor agreements, including wage reductions and savings due to work rule changes, must be achieved;

•	we must complete real estate sale transactions as anticipated;

•	we must continue to defer purchases of replacement revenue equipment or secure suitable operating leases for such replacement revenue equipment;

•	we must continue to implement and realize substantial cost savings measures to match our costs with business levels and to continue to become more efficient;

•
we must continue to carefully manage receipts and disbursements, including amounts and timing, focusing on reducing days sales outstanding for trade receivables and managing days outstanding for trade payables; and

•
we must be able to generate operating cash flows that are sufficient to meet our cash requirements for pension contributions to single-employer pension plans and multi-employer pension funds, cash interest and principal payments on debt and for capital expenditures or additional lease payments for new revenue equipment.

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
The Company has experienced recurring net losses from continuing operations and operating cash flow deficits. Our ability to continue as a going concern is dependent on many factors, including among others, improvements in our operating results necessary to comply with the financial covenants in our credit facilities. These conditions raise significant uncertainty about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the foregoing uncertainties.
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
Cash Flow
Operating Cash Flow
Net cash used in operating activities declined by $44.7 million during the first half of 2012 compared to the same period in 2011. This reduction of cash utilization is primarily attributable to a $41.4 million year-over-year reduction in net losses.
Investing Cash Flow
Investing cash flows were substantially flat during the first half of 2012 compared to the same period in 2011. The $8.0 million increase in property and equipment related to the additions of replacement engines and trailer refurbishments as well as capitalized costs for our network facilities and technology infrastructure. The decrease in proceeds from the disposal of property and equipment was offset by receipts from restricted escrow.
Financing Cash Flow
Net cash provided by financing activities for the first half of 2012 was $26.8 million compared to $67.8 million for the same period in 2011. During the first half of 2012, we increased our net borrowings under our ABL facility by $45.0 million, offset by the $13.1 million repayment of other long-term debt from asset sale proceeds and $5.1 million in debt issuance costs. This compares to the first half of 2011 when we had proceeds of $60.7 million from the issuance of long term debt and the $41.4 million of asset backed securitization borrowings, offset by the $29.1 million repayment of long-term debt and $5.2 million of debt issuance costs.
Contractual Obligations and Other Commercial Commitments
The following sections provide aggregated information regarding our contractual obligations and commercial commitments as of June 30, 2012.
Non-union Pension Obligations
On June 29, 2012, Congress passed the "Moving Ahead for Progress in the 21st Century Act" that, among other things, changed the way future minimum required contributions are calculated for certain pension plans. As a result, our expected cash contributions for our non-union sponsored pension plans as of June 30, 2012 are now as follows:

(in millions)	Expected Cash Contributions
Remainder of 2012	$55.8
2013	69.5
2014	82.5
2015	95.0
2016	89.3
Contractual Cash Obligations

	Payments Due by Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Balance sheet obligations:(a)
ABL borrowings, including interest	$41.6	$384.5	$—	$—	$426.1
Long-term debt including interest(b)	36.0	749.7	—	—	785.7
Lease financing obligations	40.6	83.8	87.0	115.4	326.8	(c)
Pension deferral obligations including interest	9.2	147.0	—	—	156.2
Workers’ compensation, property damage and liability claims obligations	122.8	147.4	76.0	144.5	490.7
Off balance sheet obligations:
Operating leases	48.8	66.0	17.6	19.3	151.7
Letter of credit fees	38.0	64.9	—	—	102.9	(d)
Capital expenditures	7.4	—	—	—	7.4
Total contractual obligations	$344.4	$1,643.3	$180.6	$279.2	$2,447.5

(a)	Total liabilities for unrecognized tax benefits as of June 30, 2012, were $29.8 million and are classified on the Company’s consolidated balance sheet within “Other Current and Accrued Liabilities”.

(b)
Long-term debt maturities are reflected by contractual maturity for all obligations other than the contingent convertible senior notes which have a par value of $1.9 million. These notes are instead presented based on the earliest possible redemption date defined as the first date on which the note holders have the option to require us to purchase their notes at par. At June 30, 2012, these notes are convertible for cash payment of a nominal amount based on an assumed market price of $6.50 per share for our common stock. Should the note holders elect to exercise the conversion options, cash payments would be less than those presented in the table above.

(c)
The $326.8 million of lease financing obligation payments represent interest payments of $246.5 million and principal payments of $80.3 million. The remaining principle obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

(d)
The $102.9 million of letter of credit fees are related to the cash collateral for our outstanding letters of credit on our previous ABS facility, as well as the amended and restated credit agreement outstanding letters of credit.

During the first half of 2012, we entered into new operating lease commitments for revenue equipment of $55.1 million, with such lease payments to be made over the average lease term of 3 years.
Other Commercial Commitments
The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	1-3 years		3-5 years	After 5 years		Total
Unused line of credit
ABL Facility	$—	$31.9		$—	$—		$31.9
Letters of credit(a)	—	436.7	(b)	—	—		436.7
Surety bonds	78.4	—		—	—		78.4
Total commercial commitments	$78.4	$468.6		$—	$—	—	$547.0

(a)	We hold in restricted escrow $42.7 million, which represents cash collateral for our outstanding letters of credit on our previous ABS facility.

(b)
Under our credit facilities, we hold in restricted escrow $9.9 million of cash related to the net cash proceeds from certain asset sales. This restricted escrow provides additional cash collateral for our outstanding letters of credit.

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

Item 4. Controls and Procedures
As required by Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of June 30, 2012 and has concluded that our disclosure controls and procedures were effective as of June 30, 2012.
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements.

Item 1A. Risk Factors
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity” for information regarding our liquidity.

Item 6. Exhibits

10.1
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of April 27, 2012, by and among the Company, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on April 30, 2012, File No. 000-12255).

10.2
Amendment No. 3 to Credit Agreement, dated as of April 27, 2012, by and among YRCW Receivables LLC, as borrower, and the lenders party thereto (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on April 30, 2012, File No. 000-12255).

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
__________________________
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

YRC Worldwide Inc.
Registrant

Date: August 3, 2012	/s/ James L. Welch
James L. Welch
Chief Executive Officer

Date: August 3, 2012	/s/ Jamie G. Pierson
Jamie G. Pierson
Executive Vice President and
Chief Financial Officer