Form 10-Q
period 2012-09-30
YRC Worldwide Inc.
filed 2012-11-02
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, $0.01 par value per share	8,532,181 shares

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries
(Amounts in millions except share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$189.4	$200.5
Restricted amounts held in escrow	—	59.7
Accounts receivable, net	518.2	476.8
Prepaid expenses and other	114.8	101.0
Total current assets	822.4	838.0
Property and Equipment:
Cost	2,866.2	3,074.9
Less – accumulated depreciation	(1,650.9)	(1,738.3)
Net property and equipment	1,215.3	1,336.6
Intangibles, net	104.0	117.5
Restricted amounts held in escrow	132.0	96.3
Other assets	93.2	97.4
Total Assets	$2,366.9	$2,485.8
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$169.2	$151.7
Wages, vacations and employees’ benefits	228.7	210.4
Other current and accrued liabilities	274.1	303.9
Current maturities of long-term debt	10.1	9.5
Total current liabilities	682.1	675.5
Other Liabilities:
Long-term debt, less current portion	1,367.3	1,345.2
Deferred income taxes, net	31.9	31.7
Pension and postretirement	384.8	440.3
Claims and other liabilities	330.7	351.6
Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.1	0.1
Capital surplus	1,922.2	1,903.0
Accumulated deficit	(2,035.3)	(1,930.2)
Accumulated other comprehensive loss	(224.2)	(234.1)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total YRC Worldwide Inc. shareholders’ deficit	(429.9)	(353.9)
Non-controlling interest	—	(4.6)
Total shareholders’ deficit	(429.9)	(358.5)
Total Liabilities and Shareholders’ Deficit	$2,366.9	$2,485.8
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
YRC Worldwide Inc. and Subsidiaries
For the Three and Nine Months Ended September 30
(Amounts in millions except per share data, shares in thousands)
(Unaudited)

	Three Months		Nine Months
	2012	2011	2012	2011
Operating Revenue	$1,236.8	$1,276.4	$3,681.9	$3,656.5
Operating Expenses:
Salaries, wages and employees’ benefits	700.1	726.8	2,126.8	2,112.2
Equity based compensation expense	0.9	15.4	3.0	14.8
Operating expenses and supplies	275.4	306.1	854.4	890.6
Purchased transportation	126.8	142.2	372.7	402.6
Depreciation and amortization	44.6	46.7	139.4	144.6
Other operating expenses	64.0	76.1	192.0	212.9
Gains on property disposals, net	(2.3)	(10.8)	(0.5)	(21.1)
Total operating expenses	1,209.5	1,302.5	3,687.8	3,756.6
Operating Income (Loss)	27.3	(26.1)	(5.9)	(100.1)
Nonoperating Expenses:
Interest expense	33.7	37.7	111.6	116.6
Fair value adjustment of derivative liabilities	—	79.2	—	79.2
Gain on extinguishment of debt	—	(26.0)	—	(25.2)
Restructuring transaction costs	—	17.8	—	17.8
Other, net	(0.2)	(3.6)	(3.2)	(4.5)
Nonoperating expenses, net	33.5	105.1	108.4	183.9
Loss Before Income Taxes	(6.2)	(131.2)	(114.3)	(284.0)
Income tax benefit	(9.2)	(8.6)	(13.1)	(15.8)
Net Income (Loss)	3.0	(122.6)	(101.2)	(268.2)
Less: Net Income (Loss) Attributable to Non-Controlling Interest	—	(0.3)	3.9	(1.2)
Net Income (Loss) Attributable to YRC Worldwide Inc.	3.0	(122.3)	(105.1)	(267.0)
Amortization of beneficial conversion feature on preferred stock	—	(58.0)	—	(58.0)
Net Income (Loss) Attributable to Common Shareholders	3.0	(180.3)	(105.1)	(325.0)
Other comprehensive income (loss), net of tax	3.7	(6.5)	9.9	(1.6)
Comprehensive Income (Loss) Attributable to YRC Worldwide Inc. Shareholders	$6.7	$(186.8)	$(95.2)	$(326.6)

Average Common Shares Outstanding – Basic	7,512	1,173	7,149	501
Average Common Shares Outstanding – Diluted	14,162	1,173	7,149	501

Net Income (Loss) Per Share – Basic	$0.40	$(153.74)	$(14.16)	$(649.29)
Net Income (Loss) Per Share – Diluted	$(4.30)	$(153.74)	$(14.16)	$(649.29)
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Nine Months Ended September 30
(Amounts in millions)
(Unaudited)

	2012	2011
Operating Activities:
Net loss	$(101.2)	$(268.2)
Noncash items included in net loss:
Depreciation and amortization	139.4	144.6
Paid-in-kind interest on Series A Notes and Series B Notes	22.1	5.1
Amortization of deferred debt costs	4.1	22.6
Equity based compensation expense	3.0	14.8
Deferred income tax benefit	—	(1.2)
Gains on property disposals, net	(0.5)	(21.1)
Fair value adjustment of derivative liabilities	—	79.2
Gain on extinguishment of debt	—	(25.2)
Restructuring transaction costs	—	17.8
Other noncash items	(1.6)	(3.4)
Changes in assets and liabilities, net:
Accounts receivable	(44.3)	(104.5)
Accounts payable	16.6	(1.0)
Other operating assets	(9.0)	(15.1)
Other operating liabilities	(76.6)	102.8
Net cash used in operating activities	(48.0)	(52.8)
Investing Activities:
Acquisition of property and equipment	(48.1)	(36.1)
Proceeds from disposal of property and equipment	39.2	43.4
Restricted escrow receipts (deposits), net	23.9	(158.5)
Other, net	2.4	3.5
Net cash provided by (used in) investing activities	17.4	(147.7)
Financing Activities:
Asset backed securitization borrowings, net	—	(122.8)
Issuance of long-term debt	45.0	411.6
Repayment of long-term debt	(20.4)	(36.5)
Debt issuance costs	(5.1)	(30.5)
Equity issuance costs	—	(1.5)
Net cash provided by financing activities	19.5	220.3
Net (Decrease) Increase In Cash and Cash Equivalents	(11.1)	19.8
Cash and Cash Equivalents, Beginning of Period	200.5	143.0
Cash and Cash Equivalents, End of Period	$189.4	$162.8

Supplemental Cash Flow Information:
Interest paid	$(91.6)	$(44.8)
Letter of credit fees paid	$(28.6)	$(7.2)
Income tax (paid) refund, net	$8.2	$(1.3)
Lease financing transactions	$—	$8.9
Debt redeemed for equity consideration	$16.7	$1.7
Interest paid in stock for the 6% Notes	$—	$2.1
The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Nine Months Ended September 30, 2012
(Amounts in millions)
(Unaudited)

Common Stock
Beginning and ending balance	$0.1
Capital Surplus
Beginning balance	$1,903.0
Share-based compensation	2.3
Issuance of equity upon conversion of Series B Notes	16.9
Ending balance	$1,922.2
Accumulated Deficit
Beginning balance	$(1,930.2)
Net loss attributable to YRC Worldwide Inc.	(105.1)
Ending balance	$(2,035.3)
Accumulated Other Comprehensive Loss
Beginning balance	$(234.1)
Reclassification of net pension actuarial losses to net loss	6.8
Foreign currency translation adjustments	3.1
Ending balance	$(224.2)
Treasury Stock, At Cost
Beginning and ending balance	$(92.7)
Noncontrolling Interest
Beginning balance	$(4.6)
Net income attributable to the noncontrolling interest	3.9
Foreign currency translation adjustments	(0.1)
Divestiture of subsidiary	0.8
Ending Balance	$—
Total Shareholders’ Deficit	$(429.9)
The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YRC Worldwide Inc. and Subsidiaries
(Unaudited)

1. Description of Business
YRC Worldwide Inc. (also referred to as “YRC Worldwide”, “the Company”, “we”, “us” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries and its interests in certain joint ventures offers its customers a wide range of transportation services. We have one of the largest, most comprehensive less-than-truckload ("LTL") networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer industry-leading expertise in heavyweight shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

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

At September 30, 2012, approximately 77% of our labor force is subject to collective bargaining agreements, which predominantly expire in March 2015.

2. Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of YRC Worldwide and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in non-majority owned affiliates or those in which we do not have control where the entity is either not a variable interest entity or we are not the primary beneficiary, are accounted for on the equity method.
We make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates. We have prepared the Consolidated Financial Statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included in these financial statements herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.
Our board of directors approved a reverse stock split effective December 1, 2011 at a ratio of 1:300. The reverse stock split was effective on NASDAQ on December 2, 2011. All share numbers and per share amounts in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been retroactively adjusted to give effect to the reverse stock split.
Assets Held for Sale
When we plan to dispose of property or equipment by sale, the asset is carried in the financial statements at the lower of the carrying amount or estimated fair value, less cost to sell, and is reclassified to assets held for sale. Additionally, after such reclassification, there is no further depreciation taken on the asset. For an asset to be classified as held for sale, management must approve and commit to a formal plan, the sale should be anticipated during the ensuing year and the asset must be actively marketed, be available for immediate sale, and meet certain other specified criteria. We use level 2 and level 3 inputs to determine the fair value of each property considered held for sale.

At September 30, 2012 and December 31, 2011, the net book value of assets held for sale was approximately $10.0 million and $39.1 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets. We recorded charges of $0.6 million and $12.1 million for the three and nine months ended September 30, 2012 and $1.1 million and $8.2 million for the three and nine months ended September 30, 2011, respectively, to reduce properties held for sale to estimated fair value, less cost to sell. These charges are included in “Gains on property disposals, net” in the accompanying statements of consolidated operations. Of the charges recorded in the nine months ended September 30, 2012, $5.1 million relates to certain held for sale surplus properties that we placed into a real estate auction.
Property and Equipment
During the fourth quarter of 2011, we changed our accounting for tires in our YRC Freight segment. Prior to the change, the cost of original and replacement tires mounted on new and existing equipment was capitalized as a revenue equipment asset and amortized to operating expense based on estimated mileage-based usage. Under the new policy, the cost of replacement tires is expensed at the time those tires are placed into service, as is the case with other repairs and maintenance costs. The cost of tires on newly acquired revenue equipment is capitalized and depreciated over the estimated useful life of the related equipment. We believe that this new policy is preferable under the circumstances because it provides a more precise and less subjective method for recognizing expense related to tires that is consistent with industry practice.
Under ASC Topic 250, “Accounting Changes and Error Corrections,” we are required to report a change in accounting policy by retrospectively applying the new policy to all prior periods presented. Accordingly, we have adjusted our previously reported financial information for all periods presented. The effect of this accounting policy change increased net loss by $2.4 million and $3.3 million for the three and nine months ended September 30, 2011, respectively.
Fair Value of Financial Instruments
The following table summarizes the fair value hierarchy of our financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2012:

		Fair Value Measurement Hierarchy
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-long term	$132.0	$132.0	$—	$—
Total assets at fair value	$132.0	$132.0	$—	$—
Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these instruments.

3. Investment
Shanghai Jiayu Logistics Co., Ltd.
On August 19, 2008, we completed the purchase of a 65% equity interest in Shanghai Jiayu Logistics Co., Ltd. (“Jiayu”), a Shanghai, China ground transportation company for a purchase price of $59.4 million. Through March 31, 2010, we accounted for our 65% ownership interest in Jiayu as an equity method investment as the rights of the minority shareholder were considered extensive and allowed him to veto many business decisions. These rights were primarily provided as a part of the General Manager role held by the minority shareholder. Effective April, 1, 2010, the minority shareholder no longer had a role in managing the operations of the business which changed the conclusions from an accounting perspective regarding the relationship with this joint venture and required that we consolidate Jiayu in our financial statements effective April 1, 2010. The results of operations for Jiayu were included in our ‘Corporate and other’ reporting segment from April 1, 2010 to February 29, 2012. In an effort to focus on our core operations, we entered into an agreement in March 2012 to sell our 65% equity interest in Jiayu to the minority shareholder. The completion of the transaction is subject to Chinese regulatory approval and expected to close in the fourth quarter of 2012. At the time the agreement was entered into, management control was passed to the minority shareholder and, as a result, we deconsolidated our interest in Jiayu during March 2012 and returned to accounting for our ownership interest as an equity method investment. Based on the March 2012 agreement, we recorded our equity method investment at its estimated fair value of $0 and wrote off a $12.0 million note receivable from Jiayu. After consideration of the non-controlling interest and other factors, we recognized a loss of $4.2 million upon the deconsolidation of our investment during the nine months ended September 30, 2012. Additionally, the noncontrolling interest was allocated a $4.2 million gain on this transaction.

4. Liquidity
Credit Facility Amendments
On April 27, 2012, we entered into an amendment to our amended and restated credit agreement, which reset the minimum Consolidated EBITDA, maximum Total Leverage Ratio and minimum Interest Coverage Ratio covenants (as defined in the amended and restated credit agreement). Among other things, the amendment also (i) permits the sale of certain specified parcels of real estate without counting such asset sales against the annual $25.0 million limit on asset sales and permits us to retain the net cash proceeds from such asset sales for the payment or settlement of workers’ compensation and bodily injury and property damage claims and (ii) allows us to addback to Consolidated EBITDA, for purposes of the applicable financial covenants the fees, costs and expenses incurred in connection with the amendment, the ABL facility amendment and our contribution deferral agreement.
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
Minimum Consolidated EBITDA, as defined in our credit facilities, is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and further adjusted for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees and results of permitted dispositions and discontinued operations. We were in compliance with each of these covenants as of September 30, 2012.

Risk and Uncertainties Regarding Future Liquidity
Our principal sources of liquidity are cash and cash equivalents and available borrowings under our $400 million ABL facility as well as any prospective net operating cash flows resulting from improvements in operations. In addition, we have generated liquidity through the sale and leaseback of assets and the disposal of property, assets and lines of business. As of September 30, 2012, we had cash and cash equivalents and availability under the ABL facility of $237.5 million and the borrowing base under our ABL facility was $375.9 million.
Our principal uses of cash are to fund our operations, including making contributions to our single-employer pension plans and the multi-employer pension funds, and to meet our other cash obligations, including paying cash interest and principal on our funded debt, payments on our equipment leases, letter of credit fees under our credit facilities and funding capital expenditures. We are also required, under the terms of our credit facilities, to maintain a minimum cash balance of at least $50.0 million. This requirement gradually increases to $120.0 million starting in August of 2013, a portion of which must be used to pay the outstanding balance of our 6% convertible senior notes, which mature in February of 2014.
For the nine months ended September 30, 2012, our cash flow from operating activities used net cash of $48.0 million, and we reported a net loss of $101.2 million. In the nine months ended September 30, 2012, our operating revenues increased by $25.4 million compared to the same period in 2011 and our operating loss decreased by $94.2 million in the nine months ended September 30, 2012 compared to the same period in 2011.
We have a considerable amount of indebtedness, a substantial portion of which will mature in late 2014 or early 2015. As of September 30, 2012, we had $1,377.4 million in aggregate principal amount of outstanding indebtedness, which will increase over time as we continue to accrue paid-in-kind interest on our Series A and Series B Notes. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to service the indebtedness or pay principal when due.

Although we are not required to pay cash interest on our Series A and Series B Notes, accrued interest is added to the principal amount payable at maturity. We also have considerable future funding obligations for our single-employer pension plans and the multi-employer pension funds. We expect our funding obligations for the remainder of the year for our single-employer pension plans and multi-employer pension funds will be $9.1 million and $21.7 million, respectively. In addition, we have, and will continue to have, substantial operating lease obligations. As of September 30, 2012, our minimum rental expense under operating leases for the remainder of 2012 is $12.3 million. As of September 30, 2012, our operating lease obligations through 2025 totaled $150.8 million.
Our capital expenditures for the nine months ended September 30, 2012 and 2011 were $48.1 million and $36.1 million, respectively. These amounts were principally used to fund replacement engines and trailer refurbishments for our revenue fleet, capitalized costs for our network facilities and technology infrastructure. Additionally, for the nine months ended September 30, 2012, we entered into new operating lease commitments for $55.1 million, payable over the average lease term of 3 years. In light of our recent operating results and liquidity needs, we have deferred the majority of capital expenditures and expect to continue to do so for the foreseeable future, including the remainder of 2012. As a result, the average age of our fleet has increased.
We expect that our cash and cash equivalents, improvements in operating results we are working to achieve, retention of cash proceeds from asset sales and availability under our credit facilities will be sufficient to allow us to comply with the financial covenants in our credit facilities, fund our operations, increase working capital as necessary to support any revenue growth and fund planned capital expenditures for the foreseeable future, including the next twelve months. Our ability to satisfy our liquidity needs over the next twelve months is dependent on a number of factors, many of which are outside of our control. These include:

•
we must achieve improvements in our operating results, which rely upon pricing and shipping volumes and may, in part, rely upon general economic factors, particularly in market segments where we have a significant concentration of customers;

•	we must continue to comply with covenants and other terms of our credit facilities so as to have access to the borrowings available to us under them;

•	we must complete real estate sale transactions as anticipated;

•	we must continue to defer purchases of replacement revenue equipment or secure suitable operating leases for such equipment;

•
we must continue to implement and realize cost savings measures to match our costs with business levels in a manner that does not harm operations and our productivity and efficiency initiatives must be successful;

•
we must continue to carefully manage receipts and disbursements, including amounts and timing, focusing on days sales outstanding for trade receivables and managing days outstanding for trade payables; and

•
we must be able to generate operating cash flows that are sufficient to meet the minimum cash balance requirement under our credit facilities, cash requirements for pension contributions to single-employer pension plans and multi-employer pension funds, cash interest and principal payments on our funded debt, payments on our equipment leases, letter of credit fees under our credit facilities and for capital expenditures or additional lease payments for new revenue equipment.

There can be no assurance that we will be successful or that these plans will be achieved. We expect to continue to monitor our liquidity, work to alleviate these uncertainties and address our cash needs through a combination of one or more of the following actions:

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
While we have experienced consecutive quarters of operating income during the second and third quarters of 2012, we have still experienced net losses and operating cash flow deficits. Our ability to continue as a going concern is dependent on many factors, including among others, improvements in our operating results necessary to comply with the financial covenants in our credit facilities. These conditions raise significant uncertainty about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the foregoing uncertainties.

5. Debt and Financing
Total debt consisted of the following:

As of September 30, 2012 (in millions)	Par Value	Premium/ (Discount)	Book Value	Stated Interest Rate	Effective Interest Rate
Restructured term loan	$298.7	$75.0	$373.7	10.0%	—%
ABL facility – Term A (capacity $175.0, borrowing base $153.2, availability $48.2)*	105.0	(5.5)	99.5	8.5%	51.5%
ABL facility – Term B (capacity $225.0, borrowing base $222.7, availability $0.0)	222.7	(9.5)	213.2	11.25%	15.0%
Series A Notes	157.3	(29.8)	127.5	10.0%	18.3%
Series B Notes	92.1	(28.0)	64.1	10.0%	25.6%
6% convertible senior notes	69.4	(7.4)	62.0	6.0%	15.5%
Pension contribution deferral obligations	127.6	(0.5)	127.1	3.0-18.0%	7.1%
Lease financing obligations	308.4	—	308.4	10.0-18.2%	11.9%
5.0% and 3.375% contingent convertible senior notes	1.9	—	1.9	5.0% and 3.375%	5.0% and 3.375%
Total debt	$1,383.1	$(5.7)	$1,377.4
Current maturities of ABL facility – Term B	$(2.3)		$(2.3)
Current maturities of 5.0% and 3.375% contingent convertible senior notes and other	(1.9)		(1.9)
Current maturities of lease financing obligations	(5.9)		(5.9)
Long-term debt	$1,373.0	$(5.7)	$1,367.3

As of December 31, 2011 (in millions)	Par Value	Premium/ (Discount)	Book Value	Stated Interest Rate	Effective Interest Rate
Restructured term loan	$303.1	$98.9	$402.0	10.0%	—%
ABL facility – Term A (capacity $175.0, borrowing base $136.1, availability $76.1)*	60.0	(7.6)	52.4	8.5%	51.5%
ABL facility – Term B (capacity $225.0, borrowing base $224.4, availability $0.0)	224.4	(12.4)	212.0	11.25%	14.7%
Series A Notes	146.3	(35.0)	111.3	10.0%	18.3%
Series B Notes	98.0	(37.1)	60.9	10.0%	25.6%
6% convertible senior notes	69.4	(10.3)	59.1	6.0%	15.5%
Pension contribution deferral obligations	140.2	(0.6)	139.6	3.0-18.0%	5.2%
Lease financing obligations	315.2	—	315.2	10.0-18.2%	11.9%
5.0% and 3.375% contingent convertible senior notes	1.9	—	1.9	5.0% and 3.375%	5.0% and 3.375%
Other	0.3	—	0.3
Total debt	$1,358.8	$(4.1)	$1,354.7
Current maturities of ABL facility – Term B	(2.3)	—	(2.3)
Current maturities of 5.0% and 3.375% contingent convertible senior notes and other	(2.2)	—	(2.2)
Current maturities of lease financing obligations	(5.0)	—	(5.0)
Long-term debt	$1,349.3	$(4.1)	$1,345.2
*The effective interest rate on the ABL facility - Term A is calculated based upon the capacity of the facility and not the par value.

10% Series A Convertible Senior Secured Notes
Our 10% Series A Convertible Senior Secured Notes due March 2015 ("Series A Notes") are convertible into our common stock beginning July 22, 2013 at the conversion price per share of $34.0059 and a conversion rate of 29.4067 common shares per $1,000 of Series A Notes.

As of September 30, 2012 and October 31, 2012, there was $157.3 million and $158.6 million, respectively, in aggregate principal amount of Series A Notes outstanding that are convertible into approximately 5.9 million shares of our common stock at the maturity date.
10% Series B Convertible Senior Secured Notes

Our 10% Series B Convertible Senior Secured Notes due March 2015 ("Series B Notes") are convertible into our common stock, at any time, at the conversion price per share of $18.5334 and a conversion rate of 53.9567 common shares per $1,000 of Series B Notes (such conversion price and conversion rate also apply to the Series B Notes make whole premium). Upon conversion, holders of Series B Notes will not receive any cash payments representing accrued and unpaid interest; however, they will receive a make whole premium, equal to the total amount of interest received if the notes were held to their maturity, paid in shares of our common stock for the Series B Notes that are converted.

As of September 30, 2012, the effective conversion price and conversion rate for Series B Notes (after taking into account the make whole premium) was $14.5216 and 68.8629 common shares per $1,000 of Series B Notes, respectively.

During the nine months ended September 30, 2012, $12.6 million of aggregate principal amount of Series B Notes were converted into 681,000 shares of our common stock.  Upon conversion, during the nine months ended September 30, 2012, we recorded $9.1 million of additional interest expense representing the $4.3 million make whole premium and $4.8 million of accelerated amortization of the discount on converted Series B Notes.

As of September 30, 2012, there was $92.1 million in aggregate principal amount of Series B Notes outstanding that are convertible into approximately 6.3 million shares of our common stock (after taking into account the make whole premium). There were no Series B Note conversions from September 30, 2012 through October 31, 2012.
6% Convertible Senior Notes

Our 6% Convertible Senior Notes due February 2014 ("6% Notes") are convertible into our common stock, at any time, at the conversion price per share of $3,225 and a conversion rate of 0.3101 common shares per $1,000 of 6% Notes. However, the 6% Notes indenture limits the maximum number of shares of our common stock that can be issued upon conversion or with respect to the payment of interest or in connection with the make whole premium or otherwise, subject to certain adjustments. If the limit is reached, no holder is entitled to any other consideration on account of shares not issued.

As of September 30, 2012 and October 31, 2012, a maximum of 17,616 shares of our common stock is available for future issuance upon conversion of 6% Notes.  The limitation on the number of shares of common stock issuable upon conversion of the 6% Notes applies on a pro rata basis to the $69.4 million in aggregate principal amount of outstanding 6% Notes.
Fair Value Measurement
The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	September 30, 2012		December 31, 2011
(in millions)	Carrying amount	Fair Value	Carrying amount	Fair Value
Restructured term loan	$373.7	$200.5	$402.0	$216.5
ABL facility	312.7	324.0	264.4	268.8
Series A Notes and Series B Notes	191.6	80.8	172.2	168.7
Lease financing obligations	308.4	308.4	315.2	315.2
Other	191.0	110.7	200.9	139.9
Total debt	$1,377.4	$1,024.4	$1,354.7	$1,109.1

The fair values of the restructured term loan, ABL facility, Series A and Series B Notes, 6% Notes and pension contribution deferral obligations (included in “Other” above) were estimated based on observable prices (level two inputs for fair value measurements). The carrying amount of the lease financing obligations approximates fair value.

6. Employee Benefits
The following table presents the components of our company-sponsored pension costs for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2012	2011	2012	2011
Service cost	$0.9	$0.9	$2.8	$2.7
Interest cost	14.8	15.3	44.5	45.9
Expected return on plan assets	(14.9)	(10.7)	(38.1)	(32.2)
Amortization of net loss	1.0	2.4	6.8	7.2
Total periodic pension cost	$1.8	$7.9	$16.0	$23.6
We expect to contribute $72.2 million to our company-sponsored pension plans in 2012 of which we have contributed $63.1 million through September 30, 2012.

7. Income Taxes
Our effective tax rate for the three and nine months ended September 30, 2012 was 148.4% and 11.5%, respectively, compared to 6.6% and 5.6%, respectively, for the three and nine months ended September 30, 2011. The most significant item impacting the rate for the three months ended September 30, 2012 is the recognition of a tax benefit resulting from the settlement of a federal audit. Other items impacting the rate include a net state tax provision, certain permanent items and an increase in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2012. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At September 30, 2012 and December 31, 2011, all of our net deferred tax assets were subject to a valuation allowance.

In September 2012, we preliminarily settled previously disclosed Tax Court litigation related to a federal audit for tax years 2005-2007, resulting in an expected refund/credit of tax in the amount of $9.7 million. The settlement agreement allowed the recognition of a tax benefit during the third quarter, which increased the effective tax rate for the three and nine months ended September 30, 2012 by approximately 156.5 percentage points and 8.5 percentage points, respectively.

8. Shareholders’ Deficit
The following reflects the activity in the shares of our common stock for the nine months ended September 30, 2012:

(in thousands)	2012
Beginning balance	6,847
Issuance of equity awards, net	5
Issuance of common stock upon conversion of Series B Notes	916
Ending balance	7,768

`
9. Earnings (Loss) Per Share

We calculate basic earnings (loss) per share by dividing our net earnings (loss) by our weighted-average shares outstanding at the end of the period. The calculation for diluted earnings per share adjusts the weighted average shares outstanding for our dilutive stock options and restricted stock using the treasury stock method and adjusts both net earnings and the weighted average shares outstanding for our dilutive convertible securities using the if-converted method. The if-converted method assumes that all of our dilutive convertible securities would have been converted at the beginning of the period. Our calculation for basic and dilutive earnings per share for the three and nine months ended September 30 is as follows:

	Three Months		Nine Months
(dollars in millions, except per share data, shares in thousands)	2012	2011	2012	2011
Basic net income (loss) available to common shareholders	$3.0	$(180.3)	$(105.1)	$(325.0)
Effect of dilutive securities:
6% Notes[1]	(11.8)	—	—	—
Series B Notes[1]	(52.0)	—	—	—
Dilutive net loss available to common shareholders	$(60.8)	$(180.3)	$(105.1)	$(325.0)

Basic weighted average shares outstanding	7,512	1,173	7,149	501
Effect of dilutive securities:
Stock options and restricted stock	31	—	—	—
6% Notes	18	—	—	—
Series B Notes	6,601	—	—	—
Dilutive weighted average shares outstanding	14,162	1,173	7,149	501

Basic earnings (loss) per share	$0.40	$(153.74)	$(14.16)	$(649.29)
Diluted loss per share	$(4.30)	$(153.74)	$(14.16)	$(649.29)
1The 6% and Series B Notes are recorded at a discount that accelerates upon conversion and contain a make-whole interest premium that would require us to pay interest as if the security was held to maturity upon conversion. These would result in incremental expense under the if converted method.

Given our net loss position for the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, there were no dilutive securities for these periods.

Anti-dilutive options and share units were 766,900 and 37,300 at September 30, 2012 and 2011, respectively. Anti-dilutive 6% Note conversion shares, including the make whole premium, were 17,600 at September 30, 2011. Anti-dilutive Series A Note conversion shares were 4,625,000 and 4,195,000 at September 30, 2012 and 2011, respectively. Anti-dilutive Series B Note conversion shares, including the make whole premiums, were 7,647,000 at September 30, 2011.

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
The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Truckload	Corporate/ Eliminations	Consolidated
As of September 30, 2012
Identifiable assets	$1,391.0	$819.4	n/a	$156.5	$2,366.9
As of December 31, 2011
Identifiable assets	$1,410.0	$843.6	$2.7	$229.5	$2,485.8
Three Months Ended September 30, 2012
External revenue	$819.5	$417.3	n/a	$—	$1,236.8
Operating income (loss)	$2.8	$27.2	n/a	$(2.7)	$27.3
Nine Months Ended September 30, 2012
External revenue	$2,429.7	$1,249.0	n/a	$3.2	$3,681.9
Intersegment revenue	$—	$0.2	n/a	$(0.2)	$—
Operating income (loss)	$(58.4)	$61.6	n/a	$(9.1)	$(5.9)
Three Months Ended September 30, 2011
External revenue	$841.6	$404.7	$22.9	$7.2	$1,276.4
Intersegment revenue	$—	$0.1	$3.1	$(3.2)	$—
Operating income (loss)	$(16.7)	$12.4	$(2.7)	$(19.1)	$(26.1)
Nine Months Ended September 30, 2011
External revenue	$2,398.5	$1,171.6	$67.1	$19.3	$3,656.5
Intersegment revenue	$—	$1.0	$9.6	$(10.6)	$—
Operating income (loss)	$(61.8)	$26.0	$(10.3)	$(54.0)	$(100.1)

11. Commitments, Contingencies, and Uncertainties
ABF Lawsuit
On November 1, 2010, ABF Freight System, Inc. (“ABF”) filed a complaint in the U.S. District Court for the Western District of Arkansas against several parties, including our subsidiaries YRC Inc., New Penn Motor Express, Inc. and USF Holland Inc. and the International Brotherhood of Teamsters and the local Teamster unions party to the National Master Freight Agreement (“NMFA”) alleging violation of the NMFA due to modifications to the NMFA that provided relief to our subsidiaries without providing the same relief to ABF. The complaint sought to have the modifications to the NMFA declared null and void and damages of $750.0 million from the named defendants. We believe the allegations are without merit.
On December 17, 2010, the District Court dismissed the complaint. ABF appealed the dismissal on January 18, 2011 to the U.S. Court of Appeals for the 8th Circuit. On July 6, 2011, the Court of Appeals vacated the District Court’s dismissal of the litigation on jurisdictional grounds and remanded the case back to the District Court for further proceedings. ABF filed an amended complaint on October 12, 2011, containing allegations consistent with the original complaint. Our subsidiaries filed a motion to dismiss the amended complaint. On August 1, 2012, the District Court dismissed ABF's amended complaint without prejudice. ABF has announced its intention to appeal the dismissal. Although we believe we have meritorious defenses to this case, the ultimate outcome of this matter is not determinable. Therefore, we have not recorded any liability.
Bryant Holdings Securities Litigation
On February 7, 2011, a putative class action was filed by Bryant Holdings LLC ("Bryant") in the U.S. District Court for the District of Kansas on behalf of purchasers of our common stock between April 24, 2008 and November 2, 2009, inclusive (the "Class Period"), seeking damages under the federal securities laws for statements and/or omissions allegedly made by us and the individual defendants during the Class Period which plaintiffs claimed to be false and misleading.
On April 8, 2011, an individual (Stan Better) and YRC Investors Group, a group of investors (including Bryant) filed competing motions seeking to be named lead plaintiff in the lawsuit. The Court appointed them as co-lead plaintiffs on August 22, 2011. Plaintiffs filed an amended complaint on December 20, 2011 making claims similar to Bryant's original complaint. We filed a motion to dismiss the amended complaint on December 20, 2011. On September 25, 2012, the Court denied our motion to dismiss. In overruling our motion, the Court ruled that the allegations filed by plaintiffs were sufficient enough to state a claim. The Court's order did not constitute a ruling on the truth of plaintiffs' factual allegations or the ultimate merits of their claims.
The individual defendants are former officers of our Company. No current officers or directors have been named in the lawsuit. Discovery in the case has not yet commenced. Although, we believe we have meritorious defenses to the claims in this case, the ultimate outcome of the case is not determinable at this time. Therefore, we have not recorded any liability for this matter.
Other Legal Matters
We are involved in other litigation or proceedings that arise in ordinary business activities. We insure against these risks to the extent we deem prudent, but no assurance can be given that the nature or amount of such insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future legal proceedings. Many of these insurance policies contain self-insured retentions in amounts we deem prudent. Based on our current assessment of information available as of the date of these financial statements, we believe that our financial statements include adequate provisions for estimated costs and losses that may be incurred within the litigation and proceedings to which we are a party.

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
The condensed consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because we do not believe that such separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of YRC Worldwide or any guarantor to obtain funds from its subsidiaries by dividend or loan.
The following represents condensed consolidating financial information as of September 30, 2012 and December 31, 2011, with respect to the financial position and for the three and nine months ended September 30, 2012 and 2011, for results of operations and for the nine months ended September 30, 2012 and 2011 for the cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the 6% Notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the 6% Notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and YRCW Receivables LLC, the special-purpose entity that is associated with our ABL facility.

Condensed Consolidating Balance Sheets

As of September 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$131.3	$17.7	$40.4	$—	$189.4
Intercompany advances receivable	—	(36.4)	36.4	—	—
Accounts receivable, net	3.1	(9.4)	524.5	—	518.2
Prepaid expenses and other	(5.6)	92.4	28.0	—	114.8
Total current assets	128.8	64.3	629.3	—	822.4
Property and equipment	0.6	2,678.8	186.8	—	2,866.2
Less – accumulated depreciation	(0.1)	(1,547.3)	(103.5)	—	(1,650.9)
Net property and equipment	0.5	1,131.5	83.3	—	1,215.3
Investment in subsidiaries	2,367.7	113.8	(31.0)	(2,450.5)	—
Receivable from affiliate	(1,436.9)	890.2	546.7	—	—
Intangibles and other assets	416.5	206.9	55.8	(350.0)	329.2
Total assets	$1,476.6	$2,406.7	$1,284.1	$(2,800.5)	$2,366.9
Intercompany advances payable	$(1.6)	$(383.0)	$384.6	$—	$—
Accounts payable	42.1	112.5	14.6	—	169.2
Wages, vacations and employees’ benefits	14.6	200.2	13.9	—	228.7
Other current and accrued liabilities	96.5	151.4	26.2	—	274.1
Current maturities of long-term debt	7.8	—	2.3	—	10.1
Total current liabilities	159.4	81.1	441.6	—	682.1
Payable to affiliate	—	200.0	150.0	(350.0)	—
Long-term debt, less current portion	1,056.9	—	310.4	—	1,367.3
Deferred income taxes, net	169.9	(142.8)	4.8	—	31.9
Pension and postretirement	384.8	—	—	—	384.8
Claims and other liabilities	325.5	5.2	—	—	330.7
Commitments and contingencies
Shareholders’ equity (deficit)	(619.9)	2,263.2	377.3	(2,450.5)	(429.9)
Total liabilities and shareholders’ equity (deficit)	$1,476.6	$2,406.7	$1,284.1	$(2,800.5)	$2,366.9

As of December 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$142.0	$20.0	$38.5	$—	$200.5
Intercompany advances receivable	—	(46.4)	46.4	—	—
Accounts receivable, net	5.1	9.4	462.3	—	476.8
Prepaid expenses and other	91.7	78.7	(9.7)	—	160.7
Total current assets	238.8	61.7	537.5	—	838.0
Property and equipment	—	2,887.2	187.4	0.3	3,074.9
Less – accumulated depreciation	—	(1,639.5)	(98.8)	—	(1,738.3)
Net property and equipment	—	1,247.7	88.6	0.3	1,336.6
Investment in subsidiaries	2,228.6	126.9	(13.1)	(2,342.4)	—
Receivable from affiliate	(1,122.9)	644.1	478.8	—	—
Intangibles and other assets	386.5	216.2	58.0	(349.5)	311.2
Total assets	$1,731.0	$2,296.6	$1,149.8	$(2,691.6)	$2,485.8
Intercompany advances payable	$(1.6)	$(217.6)	$419.2	$(200.0)	$—
Accounts payable	31.3	102.4	17.1	0.9	151.7
Wages, vacations and employees’ benefits	23.9	173.4	13.1	—	210.4
Other current and accrued liabilities	120.5	158.5	24.9	—	303.9
Current maturities of long-term debt	6.9	—	2.6	—	9.5
Total current liabilities	181.0	216.7	476.9	(199.1)	675.5
Payable to affiliate	—	—	150.0	(150.0)	—
Long-term debt, less current portion	1,083.0	—	262.2	—	1,345.2
Deferred income taxes, net	176.2	(149.0)	4.5	—	31.7
Pension and postretirement	440.3	—	—	—	440.3
Claims and other liabilities	346.3	5.2	0.1	—	351.6
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(495.8)	2,223.7	260.7	(2,342.5)	(353.9)
Non-controlling interest	—	—	(4.6)	—	(4.6)
Total Shareholders’ equity (deficit)	(495.8)	2,223.7	256.1	(2,342.5)	(358.5)
Total liabilities and shareholders’ equity (deficit)	$1,731.0	$2,296.6	$1,149.8	$(2,691.6)	$2,485.8

Condensed Consolidating Comprehensive Income (Loss)

Three Months Ended September 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,130.8	$106.0	$—	$1,236.8
Operating expenses:
Salaries, wages and employees’ benefits	8.3	644.9	47.8	—	701.0
Operating expenses and supplies	(7.1)	258.6	23.9	—	275.4
Purchased transportation	—	108.6	18.2	—	126.8
Depreciation and amortization	—	40.9	3.7	—	44.6
Other operating expenses	0.9	58.7	4.4	—	64.0
Gains on property disposals, net	—	(2.2)	(0.1)	—	(2.3)
Total operating expenses	2.1	1,109.5	97.9	—	1,209.5
Operating income (loss)	(2.1)	21.3	8.1	—	27.3
Nonoperating (income) expenses:
Interest expense	24.4	(3.0)	12.3	—	33.7
Other, net	77.7	(49.6)	(28.3)	—	(0.2)
Nonoperating (income) expenses, net	102.1	(52.6)	(16.0)	—	33.5
Income (loss) before income taxes	(104.2)	73.9	24.1	—	(6.2)
Income tax provision (benefit)	(11.2)	1.1	0.9	—	(9.2)
Net income (loss) attributable to YRC Worldwide Inc.	(93.0)	72.8	23.2	—	3.0
Other comprehensive income (loss), net of tax	(0.1)	0.9	2.9	—	3.7
Comprehensive income (loss) attributable to YRC Worldwide Inc. Shareholders	$(93.1)	$73.7	$26.1	$—	$6.7

Three Months Ended September 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,161.0	$115.4	$—	$1,276.4
Operating expenses:
Salaries, wages and employees’ benefits	1.9	687.4	52.9	—	742.2
Operating expenses and supplies	10.0	271.5	24.6	—	306.1
Purchased transportation	—	119.7	22.5	—	142.2
Depreciation and amortization	—	42.8	3.9	—	46.7
Other operating expenses	2.2	69.6	4.3	—	76.1
Gains on property disposals, net	—	(10.5)	(0.3)	—	(10.8)
Total operating expenses	14.1	1,180.5	107.9	—	1,302.5
Operating income (loss)	(14.1)	(19.5)	7.5	—	(26.1)
Nonoperating (income) expenses:
Interest expense	26.2	1.1	10.4	—	37.7
Other, net	177.8	(57.6)	(52.8)	—	67.4
Nonoperating (income) expenses, net	204.0	(56.5)	(42.4)	—	105.1
Income (loss) before income taxes	(218.1)	37.0	49.9	—	(131.2)
Income tax provision (benefit)	0.5	(9.4)	0.3	—	(8.6)
Net income (loss)	(218.6)	46.4	49.6	—	(122.6)
Less: Net loss attributable to non-controlling interest	—	—	(0.3)	—	(0.3)
Net income (loss) attributable to YRC Worldwide Inc.	(218.6)	46.4	49.9	—	(122.3)
Amortization of beneficial conversion feature on preferred stock	(58.0)	—	—	—	(58.0)
Net income (loss) attributable to Common Shareholders	(276.6)	46.4	49.9	—	(180.3)
Other comprehensive income (loss), net of tax	1.6	(3.8)	(4.3)	—	(6.5)
Comprehensive income (loss) attributable to YRC Worldwide Inc. Shareholders	$(275.0)	$42.6	$45.6	$—	$(186.8)

For the nine months ended September 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$3,362.3	$319.6	$—	$3,681.9
Operating expenses:
Salaries, wages and employees’ benefits	26.8	1,957.1	145.9	—	2,129.8
Operating expenses and supplies	(22.8)	807.7	69.5	—	854.4
Purchased transportation	—	314.9	57.8	—	372.7
Depreciation and amortization	0.1	128.4	10.9	—	139.4
Other operating expenses	2.8	174.7	14.5	—	192.0
Gains on property disposals, net	—	(0.3)	(0.2)	—	(0.5)
Total operating expenses	6.9	3,382.5	298.4	—	3,687.8
Operating income (loss)	(6.9)	(20.2)	21.2	—	(5.9)
Nonoperating (income) expenses:
Interest expense	77.8	(2.4)	36.2	—	111.6
Other, net	226.6	(141.9)	(87.9)	—	(3.2)
Nonoperating (income) expenses, net	304.4	(144.3)	(51.7)	—	108.4
Income (loss) before income taxes	(311.3)	124.1	72.9	—	(114.3)
Income tax provision (benefit)	(16.0)	1.0	1.9	—	(13.1)
Net income (loss)	(295.3)	123.1	71.0	—	(101.2)
Less: Net income attributable to non-controlling interest	—	—	3.9	—	3.9
Net income (loss) attributable to YRC Worldwide Inc.	(295.3)	123.1	67.1	—	(105.1)
Other comprehensive income, net of tax	0.6	6.1	3.2	—	9.9
Comprehensive income (loss) attributable to YRC Worldwide Inc. Shareholders	$(294.7)	$129.2	$70.3	$—	$(95.2)

For the nine months ended September 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$3,325.7	$330.8	$—	$3,656.5
Operating expenses:
Salaries, wages and employees’ benefits	3.8	1,963.6	159.6	—	2,127.0
Operating expenses and supplies	30.5	788.2	71.9	—	890.6
Purchased transportation	—	338.8	63.8	—	402.6
Depreciation and amortization	—	132.8	11.8	—	144.6
Other operating expenses	9.2	191.7	12.0	—	212.9
Gains on property disposals, net	—	(21.1)	—	—	(21.1)
Total operating expenses	43.5	3,394.0	319.1	—	3,756.6
Operating income (loss)	(43.5)	(68.3)	11.7	—	(100.1)
Nonoperating (income) expenses:
Interest expense	91.0	2.6	23.0	—	116.6
Other, net	320.2	(154.5)	(98.4)	—	67.3
Nonoperating (income) expenses, net	411.2	(151.9)	(75.4)	—	183.9
Income (loss) before income taxes	(454.7)	83.6	87.1	—	(284.0)
Income tax provision (benefit)	(6.6)	(9.7)	0.5	—	(15.8)
Net income (loss)	(448.1)	93.3	86.6	—	(268.2)
Less: Net loss attributable to non-controlling interest	—	—	(1.2)	—	(1.2)
Net income (loss) attributable to YRC Worldwide Inc.	(448.1)	93.3	87.8	—	(267.0)
Amortization of beneficial conversion feature on preferred stock	(58.0)	—	—	—	(58.0)
Net income (loss) attributable to Common Shareholders	(506.1)	93.3	87.8	—	(325.0)
Other comprehensive income (loss), net of tax	1.6	(0.8)	(2.4)	—	(1.6)
Comprehensive income (loss) attributable to YRC Worldwide Inc. Shareholders	$(504.5)	$92.5	$85.4	$—	$(326.6)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(368.4)	$289.2	$31.2	$—	$(48.0)
Investing activities:
Acquisition of property and equipment	—	(46.8)	(1.3)	—	(48.1)
Proceeds from disposal of property and equipment	(5.1)	44.1	0.2	—	39.2
Restricted amounts held in escrow	23.9	—	—	—	23.9
Other	2.4	—	—	—	2.4
Net cash provided by (used in) investing activities	21.2	(2.7)	(1.1)	—	17.4
Financing activities:
Issuance (repayment) of long-term debt, net	(18.7)	—	43.3	—	24.6
Debt issuance cost	(2.0)	—	(3.1)	—	(5.1)
Intercompany advances / repayments	357.2	(288.8)	(68.4)	—	—
Net cash provided by (used in) financing activities	336.5	(288.8)	(28.2)	—	19.5
Net increase (decrease) in cash and cash equivalents	(10.7)	(2.3)	1.9	—	(11.1)
Cash and cash equivalents, beginning of period	142.0	20.0	38.5	—	200.5
Cash and cash equivalents, end of period	$131.3	$17.7	$40.4	$—	$189.4

For the nine months ended September 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(265.5)	$246.4	$(33.7)	$—	$(52.8)
Investing activities:
Acquisition of property and equipment	—	(33.0)	(3.1)	—	(36.1)
Proceeds from disposal of property and equipment	—	42.5	0.9	—	43.4
Restricted amounts held in escrow	(68.5)	—	(90.0)	—	(158.5)
Other	2.1	1.0	0.4		3.5
Net cash provided by (used in) investing activities	(66.4)	10.5	(91.8)	—	(147.7)
Financing activities:
Asset backed securitization borrowings , net	—	—	(122.8)	—	(122.8)
Issuance of long-term debt, net	142.9	—	232.2	—	375.1
Debt issuance cost	(22.9)	—	(7.6)	—	(30.5)
Equity issuance cost	(1.5)	—	—	—	(1.5)
Intercompany advances / repayments	213.8	(254.8)	41.0	—	—
Net cash provided by (used in) financing activities	332.3	(254.8)	142.8	—	220.3
Net increase in cash and cash equivalents	0.4	2.1	17.3	—	19.8
Cash and cash equivalents, beginning of period	119.6	10.2	13.2	—	143.0
Cash and cash equivalents, end of period	$120.0	$12.3	$30.5	$—	$162.8

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
The condensed consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because we do not believe that such separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of YRC Worldwide or any guarantor to obtain funds from its subsidiaries by dividend or loan.
The following represents condensed consolidating financial information as of September 30, 2012 and December 31, 2011, with respect to the financial position and for the three and nine months ended September 30, 2012 and 2011, for results of operations and for the nine months ended September 30, 2012 and 2011 for the statement of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the New Convertible Secured Notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the New Convertible Secured Notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and YRCW Receivables LLC, the special-purpose entity that is associated with our ABL facility.

Condensed Consolidating Balance Sheets

September 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$131.3	$18.7	$39.4	$—	$189.4
Intercompany advances receivable	—	(36.4)	36.4	—	—
Accounts receivable, net	3.1	22.2	492.9	—	518.2
Prepaid expenses and other	(5.6)	110.0	10.4	—	114.8
Total current assets	128.8	114.5	579.1	—	822.4
Property and equipment	0.6	2,811.2	54.4	—	2,866.2
Less – accumulated depreciation	(0.1)	(1,611.8)	(39.0)	—	(1,650.9)
Net property and equipment	0.5	1,199.4	15.4	—	1,215.3
Investment in subsidiaries	2,367.7	100.3	(17.5)	(2,450.5)	—
Receivable from affiliate	(1,436.9)	1,081.1	355.8	—	—
Intangibles and other assets	416.5	91.5	21.2	(200.0)	329.2
Total assets	$1,476.6	$2,586.8	$954.0	$(2,650.5)	$2,366.9
Intercompany advances payable	$(1.6)	$(383.0)	$384.6	$—	$—
Accounts payable	42.1	117.6	9.5	—	169.2
Wages, vacations and employees’ benefits	14.6	210.6	3.5	—	228.7
Other current and accrued liabilities	96.5	158.6	19.0	—	274.1
Current maturities of long-term debt	7.8	—	2.3	—	10.1
Total current liabilities	159.4	103.8	418.9	—	682.1
Payable to affiliate	—	200.0	—	(200.0)	—
Long-term debt, less current portion	1,056.9	—	310.4	—	1,367.3
Deferred income taxes, net	169.9	(143.2)	5.2	—	31.9
Pension and postretirement	384.8	—	—	—	384.8
Claims and other liabilities	325.5	5.2	—	—	330.7
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity (deficit)	(619.9)	2,421.0	219.5	(2,450.5)	(429.9)
Total liabilities and shareholders’ equity (deficit)	$1,476.6	$2,586.8	$954.0	$(2,650.5)	$2,366.9

December 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$142.0	$21.1	$37.4	$—	$200.5
Intercompany advances receivable	—	(46.4)	46.4	—	—
Accounts receivable, net	5.1	37.1	434.6	—	476.8
Prepaid expenses and other	91.7	85.2	(16.2)	—	160.7
Total current assets	238.8	97.0	502.2	—	838.0
Property and equipment	—	3,019.8	54.8	0.3	3,074.9
Less – accumulated depreciation	—	(1,699.1)	(39.2)	—	(1,738.3)
Net property and equipment	—	1,320.7	15.6	0.3	1,336.6
Investment in subsidiaries	2,228.6	121.3	(7.5)	(2,342.4)	—
Receivable from affiliate	(1,122.9)	754.4	368.5	—	—
Intangibles and other assets	386.5	254.5	19.7	(349.5)	311.2
Total assets	$1,731.0	$2,547.9	$898.5	$(2,691.6)	$2,485.8
Intercompany advances payable	$(1.6)	$(217.6)	$419.2	$(200.0)	$—
Accounts payable	31.3	106.9	12.6	0.9	151.7
Wages, vacations and employees’ benefits	23.9	182.3	4.2	—	210.4
Other current and accrued liabilities	120.5	167.4	16.0	—	303.9
Current maturities of long-term debt	6.9	—	2.6	—	9.5
Total current liabilities	181.0	239.0	454.6	(199.1)	675.5
Payable to affiliate	—	150.0	—	(150.0)	—
Long-term debt, less current portion	1,083.0	—	262.2	—	1,345.2
Deferred income taxes, net	176.2	(149.4)	4.9	—	31.7
Pension and postretirement	440.3	—	—	—	440.3
Claims and other liabilities	346.3	5.2	0.1	—	351.6
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(495.8)	2,303.1	181.3	(2,342.5)	(353.9)
Non-controlling interest	—	—	(4.6)	—	(4.6)
Total Shareholders’ equity (deficit)	(495.8)	2,303.1	176.7	(2,342.5)	(358.5)
Total liabilities and shareholders’ equity (deficit)	$1,731.0	$2,547.9	$898.5	$(2,691.6)	$2,485.8

Condensed Consolidating Comprehensive Income (Loss)

For the three months ended September 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,196.9	$39.9	$—	$1,236.8
Operating expenses:
Salaries, wages and employees’ benefits	8.3	677.9	14.8	—	701.0
Operating expenses and supplies	(7.1)	271.9	10.6	—	275.4
Purchased transportation	—	114.5	12.3	—	126.8
Depreciation and amortization	—	43.9	0.7	—	44.6
Other operating expenses	0.9	62.2	0.9	—	64.0
Gains on property disposals, net	—	(2.3)	—	—	(2.3)
Total operating expenses	2.1	1,168.1	39.3	—	1,209.5
Operating income (loss)	(2.1)	28.8	0.6	—	27.3
Nonoperating (income) expenses:
Interest expense	24.4	(3.1)	12.4	—	33.7
Other, net	77.7	(51.1)	(26.8)	—	(0.2)
Nonoperating (income) expenses, net	102.1	(54.2)	(14.4)	—	33.5
Income (loss) before income taxes	(104.2)	83.0	15.0	—	(6.2)
Income tax provision (benefit)	(11.2)	1.1	0.9	—	(9.2)
Net income (loss) attributable to YRC Worldwide Inc.	(93.0)	81.9	14.1	—	3.0
Other comprehensive income (loss), net of tax	(0.1)	0.8	3.0	—	3.7
Comprehensive income (loss) attributable to YRC Worldwide Inc. Shareholders	$(93.1)	$82.7	$17.1	$—	$6.7

For the three months ended September 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$1,226.9	$49.5	$—	$1,276.4
Operating expenses:
Salaries, wages and employees’ benefits	1.9	723.7	16.6	—	742.2
Operating expenses and supplies	10.0	284.1	12.0	—	306.1
Purchased transportation	—	125.9	16.3	—	142.2
Depreciation and amortization	—	45.8	0.9	—	46.7
Other operating expenses	2.2	72.5	1.4	—	76.1
Gains on property disposals, net	—	(10.4)	(0.4)	—	(10.8)
Total operating expenses	14.1	1,241.6	46.8	—	1,302.5
Operating income (loss)	(14.1)	(14.7)	2.7	—	(26.1)
Nonoperating (income) expenses:
Interest expense	26.2	1.1	10.4	—	37.7
Other, net	177.8	(66.5)	(43.9)	—	67.4
Nonoperating (income) expenses, net	204.0	(65.4)	(33.5)	—	105.1
Income (loss) before income taxes	(218.1)	50.7	36.2	—	(131.2)
Income tax provision (benefit)	0.5	(9.5)	0.4	—	(8.6)
Net income (loss)	(218.6)	60.2	35.8	—	(122.6)
Less: Net loss attributable to non-controlling interest	—	—	(0.3)	—	(0.3)
Net income (loss) attributable to YRC Worldwide Inc.	(218.6)	60.2	36.1	—	(122.3)
Amortization of beneficial conversion feature on preferred stock	(58.0)	—	—	—	(58.0)
Net income (loss) attributable to Common Shareholders	(276.6)	60.2	36.1	—	(180.3)
Other comprehensive income (loss), net of tax	1.6	(3.7)	(4.4)	—	(6.5)
Comprehensive income (loss) attributable to YRC Worldwide Shareholders	$(275.0)	$56.5	$31.7	$—	$(186.8)

For the nine months ended September 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$3,557.7	$124.2	$—	$3,681.9
Operating expenses:
Salaries, wages and employees’ benefits	26.8	2,056.9	46.1	—	2,129.8
Operating expenses and supplies	(22.8)	847.3	29.9	—	854.4
Purchased transportation	—	333.1	39.6	—	372.7
Depreciation and amortization	0.1	137.5	1.8	—	139.4
Other operating expenses	2.8	185.5	3.7	—	192.0
Gains on property disposals, net	—	(0.4)	(0.1)	—	(0.5)
Total operating expenses	6.9	3,559.9	121.0	—	3,687.8
Operating income (loss)	(6.9)	(2.2)	3.2	—	(5.9)
Nonoperating (income) expenses:
Interest expense	77.8	(2.4)	36.2	—	111.6
Other, net	226.6	(145.9)	(83.9)	—	(3.2)
Nonoperating (income) expenses, net	304.4	(148.3)	(47.7)	—	108.4
Income (loss) before income taxes	(311.3)	146.1	50.9	—	(114.3)
Income tax provision (benefit)	(16.0)	1.0	1.9		(13.1)
Net income (loss)	(295.3)	145.1	49.0	—	(101.2)
Less: Net income attributable to non-controlling interest	—	—	3.9	—	3.9
Net income (loss) attributable to YRC Worldwide Inc.	(295.3)	145.1	45.1	—	(105.1)
Other comprehensive income, net of tax	0.6	6.1	3.2	—	9.9
Comprehensive income (loss) attributable to YRC Worldwide Inc. Shareholders	$(294.7)	$151.2	$48.3	$—	$(95.2)

For the nine months ended September 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$3,515.9	$140.6	$—	$3,656.5
Operating expenses:
Salaries, wages and employees’ benefits	3.8	2,071.9	51.3	—	2,127.0
Operating expenses and supplies	30.5	825.2	34.9	—	890.6
Purchased transportation	—	356.3	46.3	—	402.6
Depreciation and amortization	—	142.0	2.6	—	144.6
Other operating expenses	9.2	199.8	3.9	—	212.9
Gains on property disposals, net	—	(21.0)	(0.1)	—	(21.1)
Total operating expenses	43.5	3,574.2	138.9	—	3,756.6
Operating income (loss)	(43.5)	(58.3)	1.7	—	(100.1)
Nonoperating (income) expenses:
Interest expense	91.0	2.6	23.0	—	116.6
Other, net	320.2	(177.6)	(75.3)	—	67.3
Nonoperating (income) expenses, net	411.2	(175.0)	(52.3)	—	183.9
Income (loss) before income taxes	(454.7)	116.7	54.0	—	(284.0)
Income tax provision (benefit)	(6.6)	(9.8)	0.6	—	(15.8)
Net income (loss)	(448.1)	126.5	53.4	—	(268.2)
Less: Net loss attributable to non-controlling interest	—	—	(1.2)	—	(1.2)
Net income (loss) attributable to YRC Worldwide Inc.	(448.1)	126.5	54.6	—	(267.0)
Amortization of beneficial conversion feature on preferred stock	(58.0)	—	—	—	(58.0)
Net income (loss) attributable to Common Shareholders	(506.1)	126.5	54.6	—	(325.0)
Other comprehensive income (loss), net of tax	1.6	(0.8)	(2.4)	—	(1.6)
Comprehensive income (loss) attributable to YRC Worldwide Shareholders	$(504.5)	$125.7	$52.2	$—	$(326.6)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(368.4)	$316.0	$4.4	$—	$(48.0)
Investing activities:
Acquisition of property and equipment	—	(47.2)	(0.9)	—	(48.1)
Proceeds from disposal of property and equipment	(5.1)	44.3	—	—	39.2
Restricted amounts held in escrow	23.9	—	—	—	23.9
Other	2.4	—	—	—	2.4
Net cash provided by (used in) investing activities	21.2	(2.9)	(0.9)	—	17.4
Financing activities:
Issuance (repayment) of long-term debt, net	(18.7)	—	43.3	—	24.6
Debt issuance cost	(2.0)	—	(3.1)	—	(5.1)
Intercompany advances / repayments	357.2	(315.5)	(41.7)	—	—
Net cash provided by (used in) financing activities	336.5	(315.5)	(1.5)	—	19.5
Net increase (decrease) in cash and cash equivalents	(10.7)	(2.4)	2.0	—	(11.1)
Cash and cash equivalents, beginning of period	142.0	21.1	37.4	—	200.5
Cash and cash equivalents, end of period	$131.3	$18.7	$39.4	$—	$189.4

For the nine months ended September 30, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(265.5)	$284.6	$(71.9)	$—	$(52.8)
Investing activities:
Acquisition of property and equipment	—	(34.7)	(1.4)	—	(36.1)
Proceeds from disposal of property and equipment	—	41.8	1.6	—	43.4
Restricted amounts held in escrow	(68.5)	—	(90.0)	—	(158.5)
Other	2.1	1.0	0.4	—	3.5
Net cash provided by (used in) investing activities	(66.4)	8.1	(89.4)	—	(147.7)
Financing activities:
Asset backed securitization borrowings , net	—	—	(122.8)	—	(122.8)
Issuance of long-term debt, net	142.9	—	232.2	—	375.1
Debt issuance cost	(22.9)	—	(7.6)	—	(30.5)
Equity issuance cost	(1.5)	—	—	—	(1.5)
Intercompany advances / repayments	213.8	(288.4)	74.6	—	—
Net cash provided by (used in) financing activities	332.3	(288.4)	176.4	—	220.3
Net increase in cash and cash equivalents	0.4	4.3	15.1	—	19.8
Cash and cash equivalents, beginning of period	119.6	8.6	14.8	—	143.0
Cash and cash equivalents, end of period	$120.0	$12.9	$29.9	$—	$162.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward Looking Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements of YRC Worldwide Inc. (also referred to as “YRC Worldwide”, the “Company”, “we” or “our”). MD&A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements include those preceded by, followed by or characterized by words such as “will,” “expect,” “intend,” “anticipate,” “believe,” “project,” “forecast,” “propose,” “plan,” “designed,” "estimate," “enable” and similar expressions. Forward-looking statements are inherently uncertain and are subject to significant business, economic, competitive, regulatory and other risks, uncertainties and contingencies, known and unknown, many of which are beyond our control. Our future financial condition and results could differ materially from those predicted in such forward-looking statements because of a number of factors, including (without limitation):

•
our ability to generate sufficient cash flows and liquidity to fund operations and satisfy our cash needs and future cash commitments, including (without limitation) our obligations related to our substantial indebtedness and lease and pension funding requirements, and our ability to achieve increased cash flows through improvement in operations;

•	the pace of recovery in the overall economy, including (without limitation) customer demand in the retail and manufacturing sectors;

•
the success of our management team in implementing its strategic plan and operational and productivity improvements, including (without limitation) our continued ability to meet high on-time and quality delivery performance standards and our ability to increase volume and yield, and the impact of those improvements on our future liquidity and profitability;

•	our ability to comply with scheduled increases in debt covenants and our cash reserve requirement;

•	our ability to pay off or refinance our substantial indebtedness as it matures commencing in 2014;

•	our ability to finance the maintenance, acquisition and replacement of revenue equipment and other necessary capital expenditures;

•	potential increase in our operating lease obligations resulting from our decision to defer the purchase of new revenue equipment;

•	changes in equity and debt markets;

•	inclement weather;

•	price and availability of fuel;

•	sudden changes in the cost of fuel or the index upon which we base our fuel surcharge and the effectiveness of our fuel surcharge program in protecting us against fuel price volatility;

•	competition and competitive pressure on service and pricing;

•	expense volatility, including (without limitation) volatility due to changes in rail service or pricing for rail service;

•
our ability to comply and the cost of compliance with federal, state, local and foreign laws and regulations, including (without limitation) laws and regulations for the protection of employee safety and health and the environment;

•	terrorist attack;

•
labor relations, including (without limitation) the continued support of our union employees for our strategic plan, the impact of work rules, work stoppages, strikes or other disruptions, our obligations to multi-employer health, welfare and pension plans, wage requirements, employee satisfaction and the ability of our Reddaway subsidiary to negotiate an extension of its Teamster's contract;

•	the impact of claims and litigation to which we are or may become exposed; and

•
other risks and contingencies, including (without limitation) the risk factors that are included in our reports filed with the SEC, including those described under “Risk Factors” in our annual report on Form 10-K and quarterly reports on Form 10-Q.

Overview
MD&A includes the following sections:

Our Business -- a brief description of our business and a discussion of how we assess our operating results
Consolidated Results of Operations -- an analysis of our consolidated results of operations for the three and nine months ended September 30, 2012 and 2011
Reporting Segment Results of Operations -- an analysis of our results of operations for the three and nine months ended September 30, 2012 and 2011 for our two reporting segments: YRC Freight and Regional Transportation
Certain Non-GAAP Financial Measures -- an analysis of selected Non-GAAP financial measures for the three and nine months ended September 30, 2012 and 2011
Financial Condition/Liquidity and Capital Resources -- a discussion of our major sources and uses of cash and an analysis of our cash flows and aggregate contractual obligations and commercial commitments.
The "third quarter" and "first three quarters" of the years discussed below refer to the three and nine months ended September 30, respectively.
Our Business
We are one of the largest transportation service providers in the world. We are a holding company that through wholly owned operating subsidiaries and our interests in certain joint ventures offers our customers a wide range of transportation services. We have one of the largest, most comprehensive less-than-truckload ("LTL") networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer industry-leading expertise in heavyweight shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence.
We measure the performance of our business both on a consolidated basis and our two reporting segments. We use several performance metrics, but rely primarily upon (without limitation) operating revenue, operating income (loss), and operating ratio. We also use certain non-GAAP financial measures as secondary measures to assess our operating performance.

•
Operating Revenue: Our operating revenue has two primary components: volume (commonly evaluated using number of shipments and weight per shipment) and yield or price (commonly evaluated on a per hundredweight basis). Yield includes fuel surcharge revenue which is common in the trucking industry and represents an amount charged to customers that adjusts with changing fuel prices. We base our fuel surcharges on a published national index and adjust them weekly. Rapid material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income versus prior periods as there is a lag in our adjustment of base rates in response to changes in fuel surcharge. We believe that fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require changes. We believe the distinction between base rates and fuel surcharge has blurred over time, and it is impractical to clearly separate all the different factors that influence the price that our customers are willing to pay. In general, under our present fuel surcharge program, we believe rising fuel costs are beneficial to us and falling fuel costs are detrimental to us in the short term.

•
Operating Income (Loss): Operating income (loss) is our operating revenue less operating expenses. Our consolidated operating income (loss) includes certain corporate charges that are not allocated to our reporting segments.

•
Operating Ratio: Operating ratio is a common operating performance metric used in the trucking industry. It is calculated as (i) 100 percent (ii) minus the result of dividing operating income by operating revenue or (iii) plus the result of dividing operating loss by operating revenue, and expressed as a percentage.

•
Non-GAAP Financial Measures: We use certain Non-GAAP financial measures to assess our performance. These include (without limitation) adjusted operating income (loss), adjusted EBITDA, free cash flow (deficit) and adjusted free cash flow (deficit):

◦	Adjusted operating income (loss): a non-GAAP measure that reflects our operating income (loss) before letter of credit fees, certain union employee equity-based compensation expense, net gains or losses on property disposals, and certain other items including restructuring professional fees and results of permitted dispositions. Adjusted operating income (loss) is used for internal management purposes as a financial measure that reflects our core operating performance. We also use adjusted operating income (loss) to calculate adjusted operating ratio.

◦
Adjusted EBITDA: a non-GAAP measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and further adjusted for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees and results of permitted dispositions and discontinued operations as defined in our credit facilities. Adjusted EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance and to measure compliance with financial covenants in our credit facilities.

◦	Free Cash Flow (Deficit): a non-GAAP measure that reflects our operating cash flow minus gross capital expenditures.

◦	Adjusted Free Cash Flow (Deficit): a non-GAAP measure that adjusts free cash flow (deficit) to exclude restructuring costs included in operating cash flow.

Our Non-GAAP financial measures have the following limitations:

◦
Adjusted operating income (loss) and adjusted EBITDA do not reflect the interest expense or the cash requirements necessary to fund restructuring professional fees, letter of credit fees or service interest or principal payments on our outstanding debt;

◦
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements;

◦
Equity based compensation is an element of our long-term incentive compensation package, although adjusted operating income (loss) and adjusted EBITDA exclude certain employee equity-based compensation expenses when presenting our ongoing operating performance for a particular period;

◦
Adjusted free cash flow (deficit) excludes the cash usage by our restructuring activities, debt issuance costs, equity issuance costs and principal payments on our outstanding debt and the resulting reduction in our liquidity position from those cash outflows; and

◦	Other companies in our industry may calculate adjusted operating income (loss), adjusted EBITDA and adjusted free cash flow differently than we do, limiting their usefulness as comparative measures.

Because of these limitations, these non-GAAP financial measures should not be considered a substitute for, or superior to, performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using adjusted operating income (loss), adjusted EBITDA, free cash flow (deficit) and adjusted free cash flow (deficit) as a secondary measure.
Consolidated Results of Operations
Our consolidated results for the third quarter and first three quarters of 2012 and 2011 include the consolidated results of our reporting segments and our corporate charges. A more detailed discussion of the operating results of our segments is presented in the "Reporting Segment Results of Operations" section below.
The table below provides summary consolidated financial information for the third quarter and first three quarters of 2012 and 2011:

	Third Quarter			First Three Quarters
(in millions)	2012	2011	Percent Change	2012	2011	Percent Change
Operating revenue	$1,236.8	$1,276.4	(3.1)%	$3,681.9	$3,656.5	0.7%
Operating income (loss)	$27.3	$(26.1)	204.6%	$(5.9)	$(100.1)	94.1%
Nonoperating expenses, net	$33.5	$105.1	(68.1)%	$108.4	$183.9	(41.1)%
Net income (loss)	$3.0	$(122.6)	102.4%	$(101.2)	$(268.2)	62.3%
Third Quarter of 2012 Compared to the Third Quarter of 2011
Our consolidated operating revenue decreased 3.1% during the third quarter of 2012 compared to the same period in 2011.

The decrease in revenue is largely attributable to lower volumes driven by more effective customer mix management, partially offset by increases in yield over the comparable prior year period. The improvement in yield is due to a more disciplined industry pricing market.
Operating expenses for the third quarter of 2012 decreased $93.0 million or 7.1% compared to the same period in 2011 primarily related to a $30.7 million decrease in operating expenses and supplies, a $26.7 million decrease in salaries, wages and benefits and a $15.4 million decrease in purchased transportation.

•
The $30.7 million decrease in operating expenses and supplies was primarily driven by lower fuel expenses of $12.3 million or 8.3%, lower professional service fees of $10.6 million or 32.5%, and lower vehicle maintenance expenses of $2.5 million or 4.9%. The decrease in professional service fees is primarily driven by the 2011 restructuring initiatives. The decrease in fuel expenses and vehicle maintenance expenses is primarily a function of lower shipping volumes, partially offset by increased costs driven by our aging fleet.

•
The $26.7 million decrease in salaries, wages and benefits in the third quarter of 2012 as compared to the same period in 2011 is largely due to an $11.8 million or 3.2% decrease in wages driven by fewer shipments as well as a $10.8 million or 27.1% reduction in workers' compensation expense driven by safety initiatives and settlement activity that are causing a reduction in outstanding claims.

•	The $15.4 million or 10.8% decrease in purchased transportation was primarily a result of lower volumes moved through third-party transportation providers.
Nonoperating expenses decreased $71.6 million or 68.1% in the third quarter of 2012 compared to the same period in 2011. The reduction primarily relates to the 2011 fair value adjustment on our derivative liability totaling $79.2 million to record the fair value of the conversion feature embedded in our Series A and Series B Notes. In the third quarter of 2011, we also recorded restructuring transaction costs of $17.8 million and recognized a $26.0 million gain on the extinguishment of our ABS facility.
Our effective tax rate for the third quarter of 2012 and 2011 was 148.4% and 6.6%, respectively. Significant items impacting the third quarter 2012 rate include the settlement of a federal audit, a net state tax provision, certain permanent items and an increase in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2012. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At September 30, 2012 and December 31, 2011, all of our net deferred tax assets are subject to a valuation allowance.
First Three Quarters of 2012 Compared to the First Three Quarters of 2011
Our consolidated operating revenue increased 0.7% during the first three quarters of 2012 compared to the same period in 2011 due to increases in yield. The improvement in yield is primarily due to more disciplined industry pricing market and more effective customer mix management.
Operating expenses for the first three quarters of 2012 decreased $68.8 million or 1.8% compared to the same period in 2011 primarily related to a $36.2 million decrease in operating expenses and supplies, a $29.9 million decrease in purchased transportation and a $20.9 million decrease in other operating expenses, partially offset by a $14.6 million increase in salaries, wages and benefits.

•
The $36.2 million decrease in operating expenses and supplies is primarily driven by a $32.3 million or 33.2% decrease in professional services and a $13.9 million or 3.2% decline in fuel costs. These decreases were partially offset by an $8.6 million or 6.4% increase in vehicle maintenance. The decrease in professional service fees is primarily driven by the 2011 restructuring initiatives. The increase in vehicle maintenance costs is driven by the aging of our fleet and an increase in prices.

•	The $29.9 million or 7.4% decrease in purchased transportation was primarily a result of lower volumes moved through third-party transportation providers.

•
The $20.9 million decrease in other operating expenses was primarily driven by an $18.4 million or 43.3% decrease in bodily injury, property damage and insurance claims expense due to a decrease in claims.

•	The $14.6 million increase in salaries, wages and benefits expenses in the first three quarters of 2012 as compared to the same period in 2011 is largely due to a $51.7 million or 7.9% increase in benefits compared to the prior year resulting from the resumption of multi-employer pension contribution expense in June 2011 offset by a $31.5 million or 23.5% decline in workers' compensation expense driven by safety initiatives and settlement activity that is causing a reduction in outstanding claims.
Nonoperating expenses decreased $75.5 million or 41.1% in the first three quarters of 2012 compared to the same period in 2011. The reduction primarily relates to the 2011 fair value adjustment on our derivative liability totaling $79.2 million to record the fair value of the conversion feature embedded in our Series A and Series B Notes. We also recorded restructuring transaction costs of $17.8 million and recognized a $26.0 million gain on the extinguishment of our ABS facility.
Our effective tax rate for the first three quarters of 2012 and 2011 was 11.5% and 5.6%, respectively. Significant items impacting the tax rate in the first three quarters of 2012 include the settlement of a federal audit, a net state tax provision, certain permanent items, and an increase in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2012. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At September 30, 2012 and December 31, 2011, all of our net deferred tax assets are subject to a valuation allowance.

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

In 2011, we reported Truckload as a separate segment, which consisted of Glen Moore, a former domestic truckload carrier that represented approximately 2% of our consolidated revenue for the third quarter of 2011. On December 15, 2011, we sold the majority of Glen Moore’s assets to a third party and concluded operations.
YRC Freight Results
YRC Freight represented 66% of our consolidated revenue in both the third quarter of 2012 and 2011 and 66% of our consolidated revenue for both the first three quarters of 2012 and 2011. The table below provides summary financial information for YRC Freight for the third quarter and first three quarters of 2012 and 2011:

	Third Quarter				First Three Quarters
(in millions)	2012	2011	Percent Change		2012	2011	Percent Change
Operating revenue	$819.5	$841.6	(2.6)%		$2,429.7	$2,398.5	1.3%
Operating income (loss)	$2.8	$(16.7)	116.8%		$(58.4)	$(61.8)	5.5%
Operating ratio(a)	99.7%	102.0%	2.3	pp	102.4%	102.6%	0.2	pp

(a)	pp represents the change in percentage points

Third Quarter of 2012 Compared to the Third Quarter of 2011
YRC Freight reported operating revenue of $819.5 million in the third quarter of 2012, a decrease of $22.1 million or 2.6% compared to the same period in 2011. The decrease in operating revenue was largely driven by a 4.6% decrease in total picked-up tonnage per day partially offset by a 3.4% increase in revenue per hundredweight resulting mostly from a more disciplined industry pricing market compared to the comparable prior period. The decrease in picked-up tonnage per day was primarily due to a 4.5% decrease in total shipments per day which is largely attributable to customer mix management and a 0.2% decrease in weight per shipment.
Operating income for YRC Freight was $2.8 million in the third quarter of 2012 compared to operating loss of $16.7 million in the same period in 2011. Revenue in the third quarter of 2012 was lower by $22.1 million while total costs decreased by $41.6 million. The cost decreases consisted primarily of a $31.5 million reduction in salary, wages and benefits, a $10.5 million decrease in purchased transportation costs and a $7.2 million decrease in other operating expenses.

•
The $31.5 million decrease in salary, wages and benefits during the third quarter of 2012 was primarily the result of decreased wages driven by fewer shipments and a reduction in workers' compensation expense driven by safety initiatives and settlement activity that has resulted in fewer outstanding claims.

•	The $10.5 million decrease in purchased transportation costs during the third quarter of 2012 was primarily a result of lower volumes moved through third-party transportation providers.

•
The $7.2 million decrease in other operating expenses during the third quarter of 2012 was primarily driven by a decrease in bodily injury and property damage expense totaling $4.3 million driven primarily by fewer claims.

First Three Quarters of 2012 Compared to the First Three Quarters of 2011
YRC Freight reported operating revenue of $2,429.7 million in the first three quarters of 2012, an increase of $31.2 million or 1.3% compared to the same period in 2011. The increase in operating revenue was largely driven by a 3.2% increase in revenue per hundredweight resulting from a more disciplined industry pricing market in the first three quarters of 2012 compared to the same period in 2011. The increase in revenue per hundredweight was partially offset by a 1.6% decline in weight per day.
Operating loss for YRC Freight was $58.4 million in the first three quarters of 2012 compared to $61.8 million in the same period in 2011. Revenue in the first three quarters of 2012 was higher by $31.2 million while total costs increased by $27.8 million. The cost increases consisted primarily of a $39.9 million increase in operating expenses and supplies, partially offset by a $25.2 million decrease in purchased transportation.

•
The $39.9 million increase in operating expenses and supplies during the first three quarters of 2012 was primarily driven by a $14.7 million increase in professional services, a $12.9 million increase in vehicle maintenance and a $12.7 million increase in fuel expense. The increase in vehicle maintenance was primarily driven by costs associated with maintaining our aging fleet and higher prices. The increase in fuel expense is driven by higher prices compared to last year.

•	The $25.2 million decrease in purchased transportation costs during the first three quarters of 2012 was primarily a result of lower volumes moved through third-party transportation providers.

•
Salary, wages and benefits were relatively flat during the first three quarters of 2012 as the increase in benefits resulting from the redemption of multi-employer pension contribution expense was almost entirely offset by a decrease in salaries and workers' compensation expense.

Regional Transportation Results
Regional Transportation represented 34% and 32% of consolidated revenue in both the third quarter and first three quarters of 2012 and 2011, respectively. The table below provides summary financial information for Regional Transportation for the third quarter and first three quarters of 2012 and 2011:

	Third Quarter				First Three Quarters
(in millions)	2012	2011	Percent Change		2012	2011	Percent Change
Operating revenue	$417.3	$404.8	3.1%		$1,249.2	$1,172.6	6.5%
Operating income	$27.2	$12.4	119.4%		$61.6	$26.0	136.9%
Operating ratio (a)	93.5%	96.9%	3.4	pp	95.1%	97.8%	2.7	pp

(a)	pp represents the change in percentage points
Third Quarter of 2012 Compared to the Third Quarter of 2011
Regional Transportation reported operating revenue of $417.3 million for the third quarter of 2012, representing an increase of $12.5 million, or 3.1%, from the same period in 2011. The increase in revenue was primarily driven by a 2.9% increase in revenue per hundred weight. Total tonnage per day was up 0.3%, which consisted of a 0.7% increase in weight per shipment, partially offset by a 0.4% decrease in shipments per day.
Operating income for Regional Transportation was $27.2 million for the third quarter of 2012, an increase of $14.8 million from the same period in 2011, consisting of the $12.5 million increase in revenue and a $2.3 million decrease in total costs. The decrease in total costs was primarily driven by a $2.2 million decrease in purchased transportation and a $1.0 million decrease in other operating expenses, partially offset by a $1.2 million increase in operating expenses and supplies.

•	The $2.2 million decrease in purchased transportation was driven by lower volumes moved through third-party transportation providers.

•	The $1.0 million decrease in other operating expenses was primarily driven by a $0.8 million decrease in operating taxes.

•	The $1.2 million increase in operating expenses and supplies was driven by a $2.2 million increase in professional services compared to last year.
First Three Quarters of 2012 Compared to the First Three Quarters of 2011
Regional Transportation reported operating revenue of $1,249.2 million for the first three quarters of 2012, representing an increase of $76.6 million, or 6.5% from the same period in 2011. The increase in operating revenue was driven by a 3.5% increase in weight per day along with a 3.2% increase in revenue per hundredweight.
Operating income for Regional Transportation was $61.6 million for the first three quarters of 2012, an increase of $35.6 million from the same period in 2011, consisting of a $76.6 million increase in revenue partially offset by an increase in costs of $41.0 million driven by a $24.1 million increase in salaries, wages and benefits as well as a $13.4 million increase in operating expenses and supplies.

•
The $24.1 million increase in salaries, wages and employees' benefits during the first three quarters of 2012 was primarily the result of a $24.9 million increase in benefits compared to the prior year resulting from the resumption of multi-employer pension contribution expense in June 2011. This increase was partially offset by a $9.5 million decrease in workers' compensation expense driven by safety initiatives and settlement activity that are driving a decrease in outstanding claims.

•
Operating expenses and supplies increased $13.4 million during the first three quarters of 2012 primarily due to a $4.7 million increase in fuel costs driven by an increase in shipping volumes and higher prices as well as a $3.7 million increase in vehicle maintenance costs to support our aging fleet.

Reddaway's contract with approximately 400 of its International Brotherhood of Teamsters represented employees expired on May 31, 2012.  Those employees continue to work under the terms of the expired contract while Reddaway and the IBT negotiate to extend the term of the contract.

Certain Non-GAAP Financial Measures
As discussed in the "Our Business" section, we use certain non-GAAP financial measures to assess performance. These measures should be considered in addition to the results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, our GAAP financial measures.
Consolidated Adjusted EBITDA
The reconciliation of operating income (loss) to adjusted operating income (loss) and adjusted EBITDA, including adjusted operating ratio, for the third quarter and first three quarters of 2012 and 2011 is as follows:

	Third Quarter		First Three Quarters
(in millions)	2012	2011	2012	2011
Operating revenue	$1,236.8	$1,276.4	$3,681.9	$3,656.5
Adjusted operating ratio	97.3%	99.8%	99.4%	101.0%
Reconciliation of operating income (loss) to adjusted EBITDA:
Operating income (loss)	$27.3	$(26.1)	$(5.9)	$(100.1)
Gains on property disposals, net	(2.3)	(10.8)	(0.5)	(21.1)
Union equity awards	—	14.9	—	14.8
Letter of credit expense	9.5	9.3	27.0	25.6
Restructuring professional fees	—	12.4	3.0	37.8
Gain (loss) on permitted dispositions and other	(0.9)	3.4	(3.0)	6.5
Adjusted operating income (loss)	33.6	3.1	20.6	(36.5)
Depreciation and amortization	44.6	46.7	139.4	144.6
Equity based compensation expense	0.9	0.5	3.0	—
Restructuring professional fees, included in nonoperating income	—	0.2	—	1.9
Other nonoperating, net	(0.3)	3.6	1.2	4.5
Add: Truckload EBITDA loss (a)	—	0.6	—	3.4
Adjusted EBITDA	$78.8	$54.7	$164.2	$117.9

(a)	Due to the sale of the Glen Moore assets in December 2011, we modified our 2011 adjusted EBITDA by the amount of the Truckload EBITDA loss to be comparable to our 2012 calculation.

Consolidated Adjusted Free Cash Flow (Deficit)
The reconciliation of adjusted EBITDA to adjusted free cash flow (deficit) for the third quarter and first three quarters of 2012 and 2011 including the reconciliation to free cash flow (deficit) is as follows:

	Third Quarter		First Three Quarters
(in millions)	2012	2011	2012	2011
Adjusted EBITDA	$78.8	$54.7	$164.2	$117.9
Total restructuring professional fees	—	(12.6)	(3.0)	(39.7)
Cash paid for interest	(31.3)	(23.9)	(91.6)	(44.8)
Cash paid for letter of credit fees	(9.6)	(7.2)	(28.6)	(7.2)
Working Capital cash flows excluding income tax, net	(68.8)	(0.9)	(97.2)	(77.7)
Net cash provided by (used in) operating activities before income taxes	(30.9)	10.1	(56.2)	(51.5)
Cash received (paid) for income taxes, net	(0.5)	(1.6)	8.2	(1.3)
Net cash provided by (used in) operating activities	(31.4)	8.5	(48.0)	(52.8)
Acquisition of property and equipment	(17.4)	(13.4)	(48.1)	(36.1)
Free cash flow (deficit)	(48.8)	(4.9)	(96.1)	(88.9)
Total restructuring professional fees	—	12.6	3.0	39.7
Adjusted Free Cash Flow (Deficit)	$(48.8)	$7.7	$(93.1)	$(49.2)

Segment Adjusted EBITDA
The following represents adjusted EBITDA by segment for the third quarter and first three quarters of 2012 and 2011:

	Third Quarter		First Three Quarters
(in millions)	2012	2011	2012	2011
Adjusted EBITDA by segment:
YRC Freight	$37.2	$15.9	$55.5	$31.8
Regional Transportation	44.4	34.9	114.2	78.9
Corporate and other	(2.8)	3.9	(5.5)	7.2
Adjusted EBITDA	$78.8	$54.7	$164.2	$117.9
The reconciliation of operating income (loss), by segment, to adjusted operating income (loss) and adjusted EBITDA, including adjusted operating ratio for the third quarter and first three quarters of 2012 and 2011 is as follows:

	Third Quarter		First Three Quarters
YRC Freight segment (in millions)	2012	2011	2012	2011
Operating revenue	$819.5	$841.6	$2,429.7	$2,398.5
Adjusted operating ratio	99.0%	101.2%	101.5%	102.0%
Reconciliation of operating income (loss) to adjusted EBITDA:
Operating income (loss)	$2.8	$(16.7)	$(58.4)	$(61.8)
Gains on property disposals, net	(2.3)	(11.0)	(0.6)	(17.2)
Union equity awards	—	10.0	—	10.0
Letter of credit expense	7.7	7.5	22.0	20.3
Adjusted operating income (loss)	8.2	(10.2)	(37.0)	(48.7)
Depreciation and amortization	29.0	24.6	91.4	78.1
Other nonoperating expenses, net	—	1.5	1.1	2.4
Adjusted EBITDA	$37.2	$15.9	$55.5	$31.8

	Third Quarter		First Three Quarters
Regional Transportation segment (in millions)	2012	2011	2012	2011
Operating revenue	$417.3	$404.8	$1,249.2	$1,172.6
Adjusted operating ratio	93.1%	95.2%	94.7%	97.2%
Reconciliation of operating income to adjusted EBITDA:
Operating income	$27.2	$12.4	$61.6	$26.0
(Gains) losses on property disposals, net	—	0.2	0.6	(3.2)
Union equity awards	—	5.0	—	5.0
Letter of credit expense	1.6	1.7	4.6	4.9
Adjusted operating income	28.8	19.3	66.8	32.7
Depreciation and amortization	15.6	15.5	47.4	46.1
Other nonoperating expenses, net	—	0.1	—	0.1
Adjusted EBITDA	$44.4	$34.9	$114.2	$78.9

	Third Quarter		First Three Quarters
Corporate and other segment (in millions)	2012	2011	2012	2011
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(2.7)	$(19.1)	$(9.1)	$(54.0)
Gains on property disposals, net	—	—	(0.5)	(1.0)
Letter of credit expense	0.2	—	0.4	0.2
Restructuring professional fees	—	12.4	3.0	37.8
Gain (loss) on permitted dispositions and other	(0.9)	3.3	(3.0)	6.5
Adjusted operating loss	(3.4)	(3.4)	(9.2)	(10.5)
Depreciation and amortization	—	4.5	0.6	13.9
Equity based compensation expense (benefit)	0.9	0.6	3.0	(0.1)
Restructuring professional fees, included in nonoperating income	—	0.2	—	1.9
Other nonoperating expenses (income), net	(0.3)	2.0	0.1	2.0
Adjusted EBITDA	$(2.8)	$3.9	$(5.5)	$7.2

Financial Condition/Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents and available borrowings under our $400.0 million ABL facility as well as any prospective net operating cash flows resulting from improvements in operations. In addition, we have generated liquidity through the sale and leaseback of assets and the disposal of property, assets and lines of business. The sale of these properties is expected to generate cash proceeds of approximately $25.0 million during 2012. As of September 30, 2012, we had cash and cash equivalents and availability under the ABL facility of $237.5 million and the borrowing base under our ABL facility was $375.9 million.
Our principal uses of cash are to fund our operations, including making contributions to our single-employer pension plans and the multi-employer pension funds, and to meet our other cash obligations, including paying cash interest and principal on our funded debt, payments on our equipment leases, letter of credit fees under our credit facilities and funding capital expenditures. We are also required, under the terms of the credit facilities, to maintain a minimum cash balance of at least $50.0 million. This requirement gradually increases to $120.0 million starting in August of 2013, a portion of which must be used to pay the outstanding balance of our 6% convertible senior notes, which mature in February of 2014.
For the first three quarters of 2012, our cash flow from operating activities used net cash of $48.0 million, and we reported a net loss of $101.2 million. In the first three quarters of 2012, our operating revenues increased by $25.4 million compared to the same period in 2011 and our operating loss decreased by $94.2 million in the first three quarters of 2012 compared to the same period in 2011.
We have a considerable amount of indebtedness, a substantial portion of which will mature in late 2014 or early 2015, and considerable future funding obligations for our single-employer pension plans and the multi-employer pension funds. As of September 30, 2012, we had $1,377.4 million in aggregate principal amount of outstanding indebtedness, which amount will increase over time as we continue to accrue paid-in-kind interest on our Series A and Series B Notes. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to service the indebtedness or pay principal when due. Although we are not required to pay cash interest on our Series A and Series B Notes, the accrued interest is added to the principal amount payable at maturity. This increases our principal obligation at maturity and may affect our ability to refinance this note.
We expect that our cash interest on our debt (including pension deferral and lease financing obligations) and cash principal payments for the remainder of 2012 will be $30.8 million. We expect our letter of credit fees for the remainder of 2012 will be $9.4 million. We expect our funding obligations for the period October 2012 to December 2012 for our single-employer pension plans and multi-employer pension funds will be $9.1 million and $21.7 million, respectively. In addition, we also have, and will continue to have, substantial operating lease obligations. As of September 30, 2012, our minimum rental expense under operating leases for the remainder of 2012 is $12.3 million. See the "Contractual Obligations and Other Commercial Commitments," section for more information on our future financial commitments, including those beyond the remainder of 2012.

Our capital expenditures for the first three quarters of 2012 and 2011 were $48.1 million and $36.1 million, respectively. These amounts were principally used to fund replacement engines and trailer refurbishments for our revenue fleet, capitalized costs for our network facilities and technology infrastructure. Additionally, during the first three quarters of 2012, we entered into new operating lease commitments for revenue equipment of $55.1 million, with such payments to be made over the average lease term of 3 years. In light of our recent operating results and liquidity needs, we have deferred capital expenditures and expect to continue to do so for the foreseeable future, including the remainder of 2012. As a result, the average age of our fleet has increased and we will need to update our fleet periodically.
The credit facilities require us to comply with certain financial covenants, including maintenance of a maximum total leverage ratio, minimum interest coverage ratio, minimum adjusted EBITDA and maximum capital expenditures. Adjusted EBITDA, as defined by our credit facilities, is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and further adjusted for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees and results of permitted dispositions and discontinued operations. We were in compliance with each of these covenants as of September 30, 2012.
During the last twelve months, we implemented strategies that are focused on driving volume, yield, productivity and efficiency improvements. These efforts have concentrated on:

•	improving pricing and shipping volumes as well as customer mix;

•	redeploying shared services and, in turn, driving more autonomy, responsibility and accountability to our operating companies;

•	streamlining operations and our transportation network;

•	divesting non-core assets;
In part because of the progress we have made on these strategies, we expect that our cash and cash equivalents, improvements in operating results, retention of cash proceeds from asset sales and availability under our credit facilities will be sufficient to allow us to comply with the financial covenants in our credit facilities, fund our operations, increase working capital as necessary to support our planned revenue growth and fund planned capital expenditures for the foreseeable future, including the next twelve months. Our ability to satisfy our liquidity needs over the next twelve months is dependent on a number of factors, many of which are outside of our control. These factors include:

•
we must achieve improvements in our operating results, which rely upon pricing and shipping volumes and may, in part, rely upon general economic factors, particularly in market segments where we have a significant concentration of customers;

•	we must continue to comply with covenants and other terms of our credit facilities so as to have access to the borrowings available to us under them;

•	we must complete real estate sale transactions as anticipated;

•	we must continue to defer purchases of replacement revenue equipment or secure suitable operating leases for such equipment;

•
we must continue to implement and realize cost savings measures to match our costs with business levels in a manner that does not harm operations and our productivity and efficiency initiatives must be successful;

•
we must continue to carefully manage receipts and disbursements, including amounts and timing, focusing on days sales outstanding for trade receivables and managing days outstanding for trade payables; and

•
we must be able to generate operating cash flows that are sufficient to meet the minimum cash balance requirement under our credit facilities, cash requirements for pension contributions to single-employer pension plans and multi-employer pension funds, cash interest and principal payments on our funded debt, payments on our equipment leases, letter of credit fees under our credit facilities and for capital expenditures or additional lease payments for new revenue equipment.

There can be no assurance that we will be successful or that these plans will be achieved. We expect to continue to monitor our liquidity, work to alleviate these uncertainties and address our cash needs through a combination of one or more of the following actions:

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
While we have experienced consecutive quarters of operating income during the second and third quarters of 2012, we have still experienced net losses and operating cash flow deficits. Our ability to continue as a going concern is dependent on many factors, including among others, improvements in our operating results necessary to comply with the financial covenants in our credit facilities. These conditions raise significant uncertainty about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the foregoing uncertainties.
Our expectations regarding proceeds from future real estate sales are only our expectations regarding these matters. Actual proceeds will be determined by our ability to sell the properties for expected sales prices, which is dependent on the availability of capital and willing buyers and counterparties in the market and the outcome of discussions to enter into and close any such transactions on negotiated terms and conditions, including (without limitation) usual and ordinary closing conditions such as favorable title reports or opinions and favorable environmental assessments of specific properties.
Cash Flow
Operating Cash Flow
Net cash used in operating activities declined by $4.8 million during the first three quarters of 2012 compared to the same period in 2011. This reduction of cash utilization is primarily attributable to a $167.0 million year-over-year reduction in net losses, partially offset by noncash items included in net loss.
Investing Cash Flow
Investing cash flows increased by $165.1 million during the first three quarters of 2012 compared to the same period in 2011, largely driven by the fact that we had escrow receipts in 2012 versus escrow deposits in 2011. The $12.0 million increase in property and equipment related to the additions of replacement engines and trailer refurbishments as well as capitalized costs for our network facilities and technology infrastructure.
Financing Cash Flow
Net cash provided by financing activities for the first three quarters of 2012 was $19.5 million compared to $220.3 million for the same period in 2011. During the first three quarters of 2012, we increased our net borrowings under our ABL facility by $45.0 million, offset by the $20.4 million repayment of other long-term debt from asset sale proceeds and $5.1 million in debt issuance costs. This compares to the first three quarters of 2011 when we had proceeds of $411.6 million from the issuance of long term debt offset by the $122.8 million of asset backed securitization retirement, the $36.5 million repayment of long-term debt and $30.5 million of debt issuance costs.
Contractual Obligations and Other Commercial Commitments
The following sections provide aggregated information regarding our contractual obligations and commercial commitments as of September 30, 2012.
Non-union Pension Obligations
On June 29, 2012, Congress passed the "Moving Ahead for Progress in the 21st Century Act" that, among other things, changed the way future minimum required contributions are calculated for certain pension plans. As a result, our expected cash contributions for our non-union sponsored pension plans as of September 30, 2012 are now as follows:

(in millions)	Expected Cash Contributions
Remainder of 2012	$9.1
2013	62.0
2014	75.3
2015	72.5
2016	73.6

Contractual Cash Obligations

	Payments Due by Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Balance sheet obligations:(a)
ABL borrowings, including interest	$41.5	$374.1	$—	$—	$415.6
Long-term debt, including interest(b)	36.0	733.3	—	—	769.3
Lease financing obligations	40.9	84.4	87.6	104.6	317.5	(c)
Multi-employer pension deferral obligations, including interest	8.9	140.5	—	—	149.4
Workers’ compensation, property damage and liability claims obligations	111.4	135.4	69.7	137.9	454.4
Off balance sheet obligations:
Operating leases	49.4	66.8	16.9	17.7	150.8
Letter of credit fees	37.5	55.9	—	—	93.4	(d)
Capital expenditures	3.4	—	—	—	3.4
Total contractual obligations	$329.0	$1,590.4	$174.2	$260.2	$2,353.8

(a)	Total liabilities for unrecognized tax benefits as of September 30, 2012 were $30.6 million and are classified on our consolidated balance sheet within “Other Current and Accrued Liabilities”.

(b)
Long-term debt maturities are reflected by contractual maturity for all obligations other than the contingent convertible senior notes which have a par value of $1.9 million. These notes are instead presented based on the earliest possible redemption date defined as the first date on which the note holders have the option to require us to purchase their notes at par. At September 30, 2012, these notes are convertible for cash payment of a nominal amount based on an assumed market price of $7.00 per share for our common stock. Should the note holders elect to exercise the conversion options, cash payments would be less than those presented in the table above.

(c)
The $317.5 million of lease financing obligation payments represent interest payments of $237.2 million and principal payments of $80.3 million. The remaining principle obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

(d)
The $93.4 million of letter of credit fees are related to the cash collateral for our outstanding letters of credit on our previous ABS facility, as well as the amended and restated credit agreement outstanding letters of credit.

Other Commercial Commitments
The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	1-3 years		3-5 years	After 5 years	Total
Unused line of credit
ABL Facility	$—	$48.2		$—	$—	$48.2
Letters of credit(a)	—	432.3	(b)	—	—	432.3
Surety bonds	78.3	—		—	—	78.3
Total commercial commitments	$78.3	$480.5		$—	$—	$558.8

(a)	We hold in restricted escrow $29.5 million, which represents cash collateral for our outstanding letters of credit on our previous ABS facility.

(b)
Under our credit facilities, we hold in restricted escrow $12.5 million of cash related to the net cash proceeds from certain asset sales. This restricted escrow provides additional cash collateral for our outstanding letters of credit.

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

Item 4. Controls and Procedures
As required by Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of September 30, 2012 and has concluded that our disclosure controls and procedures were effective as of September 30, 2012.
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements included with this report on Form 10-Q.

Item 1A. Risk Factors
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity” included in this report on Form 10-Q for information regarding our liquidity.

Item 5. Other Information

On October 30, 2012, we entered into amendments to the employment agreements for James L. Welch, our Chief Executive Officer, Jamie G. Pierson, our Chief Financial Officer, and Michelle A. Russell, our General Counsel and Secretary (collectively, the "Executives"). The amendments (a) corrected an ambiguous provision in the Executives' original employment agreements with regard to the impact of dilutive events on certain restricted stock awards; and (b) eliminated the Executives' automobile allowance benefit and added the $12,000 value of that benefit to the Executives' base salary amounts.

Item 6. Exhibits

10.1*	Amendment to Employment Agreement, dated as of October 30, 2012, by and among the Company and James L. Welch.
10.2*	Amendment to Employment Agreement, dated as of October 30, 2012, by and among the Company and Jamie G. Pierson.
10.3*	Amendment to Employment Agreement, dated as of October 30, 2012, by and among the Company and Michelle A. Russell.
31.1*	Certification of James L. Welch filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Jamie G. Pierson filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of James L. Welch furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Jamie G. Pierson furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
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

YRC Worldwide Inc.
Registrant

Date: November 2, 2012	/s/ James L. Welch
James L. Welch
Chief Executive Officer

Date: November 2, 2012	/s/ Jamie G. Pierson
Jamie G. Pierson
Executive Vice President and
Chief Financial Officer