Form 10-K
period 2012-12-31
YRC Worldwide Inc.
filed 2013-02-21
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐    No  ☒

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
Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $57.6 million based on the closing price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2013
Common Stock, $0.01 par value per share	9,107,608 shares

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

Note on Forward-Looking Statements

This entire report, including (among other items) “Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). Forward-looking statements include those preceded by, followed by or including the words "will," "expect," "intend," "anticipate," "believe," "project," "forecast," "propose," "plan," "designed," "estimate," "enable" and similar expressions. Those forward-looking statements speak only as of the date of this report. We disclaim any obligation to update those statements, except as applicable law may require us to do so, and we caution you not to rely unduly on them. We have based those forward-looking statements on our current expectations and assumptions about future events, which may prove to be inaccurate. While our management considers those expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those we discuss in this report under the section entitled “Risk Factors” in Item 1A and the section entitled “Financial Condition/Liquidity and Capital Resources” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports we file with the Securities and Exchange Commission (the “SEC”).  The factors we discuss in this report are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report also could have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our existing and potential security holders that they should (1) be aware that important factors to which we do not refer in this report could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

PART I

Item 1. Business

General Description of the Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, the "Company”, “we”, “us” or “our”) is a holding company that, through wholly owned operating subsidiaries and its interest in a Chinese joint venture, offers its customers a wide range of transportation services. We have one of the largest, most comprehensive less-than-truckload ("LTL") networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer industry-leading expertise in heavyweight shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

•
YRC Freight is the reporting segment focused on business opportunities in national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. This segment includes our LTL subsidiary YRC Inc. (“YRC Freight”) and Reimer Express (“YRC Reimer”), a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves part of Mexico, Puerto Rico and Guam.

•
Regional Transportation is the reporting segment for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of USF Holland ("Holland"), New Penn Motor Express (“New Penn”) and USF Reddaway ("Reddaway"). These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the United States, Canada, Mexico and Puerto Rico.

In 2011 and 2010, we reported Truckload as a separate segment, which consisted of Glen Moore, a former domestic truckload carrier. On December 15, 2011, we sold the majority of Glen Moore’s assets to a third party and concluded its operations.

For revenue and other information regarding these segments, see the "Business Segments" footnote of our consolidated financial statements.

Incorporated in Delaware in 1983 and headquartered in Overland Park, Kansas, we employed approximately 32,000 people as of December 31, 2012. The mailing address of our headquarters is 10990 Roe Avenue, Overland Park, Kansas 66211, and our telephone number is (913) 696-6100. Our website is www.yrcw.com. Through the “SEC Filings” link on our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual

Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All of these filings may be viewed or printed from our website free of charge.

Narrative Description of the Business

YRC Freight

YRC Freight offers a full range of services for the transportation of industrial, commercial and retail goods in national, regional and international markets, primarily through the operation of owned or leased equipment in their respective North American ground distribution networks. Transportation services are provided for various categories of goods, which may include (among others) apparel, appliances, automotive parts, chemicals, food, furniture, glass, machinery, metal, metal products, non-bulk petroleum products, rubber, textiles, wood and other manufactured products or components. YRC Freight provides both LTL services, which combine shipments from multiple customers on a single trailer, and truckload services. Most deliveries are LTL shipments with truckload services offered to maximize equipment utilization and reduce empty miles (the distance empty or partially full trailers travel to balance the network). YRC Freight also provides higher-margin specialized services, including guaranteed expedited services, time-specific deliveries, cross-border services, coast-to-coast air delivery, product returns, temperature-sensitive shipment protection and government material shipments.

YRC Freight serves manufacturing, wholesale, retail and government customers throughout North America. YRC Freight's 20,000 employees are dedicated to operating its extensive network which supports approximately 12 million shipments annually. YRC Freight shipments have an average shipment size of approximately 1,200 lbs. and travel an average distance of roughly 1,300 miles. Operations research and engineering teams centrally coordinate the equipment, routing, sequencing and timing necessary to transport shipments through our network. On December 31, 2012, YRC Freight's revenue fleet was comprised of 8,486 tractors, including 7,643 owned tractors and 843 leased tractors, and 34,767 trailers, including 31,922 owned trailers and 2,845 leased trailers. The YRC Freight network includes 295 strategically located service facilities including 137 owned facilities with 8,816 doors and 158 leased facilities with 6,756 doors.

YRC Freight provides services throughout North America, has one of the largest networks of LTL service centers, equipment and transportation professionals and provides flexible and efficient supply chain solutions including:

•
Guaranteed Standard: a guaranteed on-time service and more direct points than any other guaranteed standard delivery service. Our guaranteed multiple-day window service is designed to meet retail industry needs to reduce chargeback fees.

•
Time Critical: for expedited and specialized shipments including emergency and window deliveries via ground or air anywhere in North America with shipment arrival timed to the hour or day, proactive notification and a 100% on-time guarantee.

•
Specialized Solutions: includes a variety of services to meet industry and customer-specific needs with offerings such as Custom Projects, Consolidation and Distribution, Reverse Logistics, Residential White Glove, Exhibit Services and Shipment Protection through Insulated Covers and our patented Sealed Divider and Sealed Trailer services that are designed for products that are difficult or expensive to package for shipping, are of high value, or need verifiable security throughout the transit.

•	my.yrcfreight.com: a secure e-commerce website offering online resources for supply chain visibility and shipment management in real time.

YRC Reimer

Founded in 1952, YRC Reimer, a wholly owned subsidiary of YRC Freight, offers Canadian shippers a selection of direct connections within Canada, throughout North America and around the world. YRC Reimer is also a part of YRC Freight and its network and information systems are completely integrated with those of YRC Freight, enabling YRC Reimer to provide seamless cross-border services between Canada, Mexico and the United States and markets overseas.

YRC Freight accounted for 66%, 66% and 67% of our total operating revenue in 2012, 2011 and 2010, respectively.

Regional Transportation

Regional Transportation is comprised of Holland, New Penn and Reddaway:

•
Holland: headquartered in Holland, Michigan, provides local next-day, regional and expedited services through a network located in 21 states in the Midwestern and Southeastern portions of the United States. Holland also provides service to the provinces of Ontario and Quebec, Canada.

•
New Penn: headquartered in Lebanon, Pennsylvania, provides local next-day, day-definite, and time-definite services through a network located in the Northeastern United States; Quebec, Canada; and Puerto Rico.

•
Reddaway: headquartered in Tualatin, Oregon, provides local next-day, regional and expedited services through a network located in California, the Pacific Northwest, the Rocky Mountain States and the Southwest. Additionally, Reddaway provides services to Alaska and to the provinces of Alberta and British Columbia, Canada.

Together, the Regional Transportation companies deliver services in the next-day, second-day and time-sensitive markets, which are among the fastest-growing transportation segments. The Regional Transportation service portfolio includes:

•
Regional delivery: including next-day local area delivery and second-day services; consolidation/distribution services; protect-from-freezing and hazardous materials handling; and a variety of other specialized offerings.

•	Expedited delivery: including day-definite, hour-definite and time definite capabilities.

•	Inter-regional delivery: combining our best-in-class regional networks with reliable sleeper teams, Regional Transportation provides reliable, high-value services between our regional operations.

•	Cross-border delivery: through strategic partnerships, the Regional Transportation companies provide full-service capabilities between the U.S. and Canada, Mexico and Puerto Rico.

•	my.yrcregional.com and NewPenn.com: are both e-commerce websites offering secure and customized online resources to manage transportation activity.

The Regional Transportation companies serve manufacturing, wholesale, retail and government customers throughout North America. At December 31, 2012, the Regional Transportation network includes 124 service facilities including 60 owned facilities with 3,835 doors and 64 leased facilities with 2,784 doors. The Regional Transportation revenue fleet includes 6,086 tractors including 5,656 owned and 430 leased and 12,927 trailers including 12,877 owned and 50 leased. Regional Transportation's over 11,000 employees are dedicated to supporting the delivery of over 10 million shipments annually.

The Regional Transportation companies accounted for 34%, 32% and 31% of the total operating revenue in 2012, 2011 and 2010, respectively.

Parent Company

YRC Worldwide Inc., headquartered in Overland Park, Kansas, has approximately 300 employees. The parent company provides centrally managed support to our operating companies and these services span a variety of functions, including components of finance, legal, risk management and security.

Each of our shared services organizations charges the operating companies for their services, either based upon usage or on an overhead allocation basis.

Competition

Transportation and logistics professionals use a broad range of providers to meet their supply chain needs in an efficient and cost-effective manner. As one of the leading providers of LTL services in North America, YRC Worldwide utilizes our portfolio of branded companies to provide freight transportation services that are focused on exceeding client expectations.

Few North America based transportation carriers offer comparable freight management capabilities. By integrating traditional LTL ground, expedited, air and ocean transportation capabilities, we provide a critical freight management link that helps business organizations solve supply chain challenges. Our market studies show that customers continue to prefer using LTL providers based on “service value,” which is the relationship between overall quality and price. We believe that we can compete well against LTL and other transportation services competitors from an overall value perspective.

As a result of difficult market conditions from the global economic recession along with the integration of the legacy Yellow and Roadway networks, YRC Worldwide companies, like many of their competitors, reduced the size and scope of their operational networks, staffing levels and service offerings since 2008 to adjust to new business levels in the marketplace. However, YRC Worldwide companies remain among the few transportation providers that are capable of offering capabilities across broad North American geographies and modes of transportation to meet broad freight transportation needs.

The companies of YRC Worldwide operate in a highly competitive environment. Given the growth of U.S. import/export trade, their competitors include global, integrated freight transportation services providers; global forwarders; national freight services providers; regional or interregional carriers; third party logistics providers; and small, intraregional transportation companies. The companies of YRC Worldwide also have competitors within several different modes of transportation including: LTL, truckload, air and ocean cargo, rail, transportation consolidators and privately owned fleets.

Ground-based transportation includes private fleets and "for-hire" provider groups. The private provider segment consists of fleets owned by companies who move their own goods and materials. The "for-hire" groups are classified based on the typical shipment sizes that they handle. Truckload refers to providers transporting shipments that generally fill an entire 48-foot or 53-foot trailer and LTL refers to providers transporting goods from multiple shippers in a single trailer.

LTL transportation providers consolidate numerous orders generally ranging from 100 to 10,000 pounds from varying businesses at individual service centers in close proximity to where those shipments originated. Utilizing expansive networks of pickup and delivery operations around local service centers, shipments are moved between origin and destination using distribution centers when necessary, where consolidation and deconsolidation of shipments occurs. Depending on the distance shipped, shared load providers are often classified into one of four sub-groups:

•
Regional - Average distance is typically less than 500 miles with a focus on one- and two-day delivery times. Regional transportation companies can move shipments directly to their respective destination centers, which increases service reliability and avoids costs associated with intermediate handling.

•
Interregional - Average distance is usually between 500 and 1,000 miles with a focus on two- and three-day delivery times. There is a competitive overlap between regional and national providers in this category as each group sees the interregional segment as a growth opportunity, and few providers focus exclusively on this sector.

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

•
Global - Providing freight forwarding and final-mile delivery services to companies shipping to and from multiple regions around the world. This service can be offered through a combination of owned assets or through a purchased transportation model.

YRC Freight provides service in all four sub-groups in North America. Holland, New Penn and Reddaway compete in the regional, interregional and national transportation marketplace. Each brand competes against a number of providers in these markets from small firms with one or two vehicles, to global competitors with thousands of physical assets. While there are competitors with a similar multi-dimensional approach, there are few in the traditional LTL segment with as comprehensive an offering in those categories as those provided collectively by YRC Worldwide.

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

Our operating companies are subject to regulatory and legislative changes, which can affect our economics and those of our competitors. Among potential regulatory changes are potential revisions to rules governing hours of service for commercial truck drivers. Various federal and state agencies regulate us, and our operations are also subject to various federal, foreign, state, provincial and local environmental laws and regulations dealing with transportation, storage, presence, use, disposal and handling of hazardous materials, emissions related to the use of petroleum based fuels, discharge of storm-water and underground fuel storage tanks. We are also subject to regulations to combat terrorism that the U.S. Department of Homeland Security and other agencies impose. See risk factors related to our compliance with laws and regulations in Item 1A of this report.

Environmental Matters

Our operations are subject to U.S. federal, foreign, state, provincial and local regulations with regard to air and water quality and other environmental matters. We believe that we are in substantial compliance with these regulations. Regulation in this area continues to evolve and changes in standards of enforcement of existing regulations, as well as the enactment and enforcement of new legislation or regulation may require us and our customers to modify, supplement or replace equipment or facilities or to change or discontinue present methods of operation.

Our operating companies store fuel for use in our revenue equipment in approximately 298 underground storage tanks (“UST”) located throughout the U.S. Maintenance of such USTs is regulated at the federal and, in some cases, state level. The USTs are required to have leak detection systems and are required to be extracted upon our exiting the property. Traditionally upon sale of properties containing USTs, the UST is considered an asset in the transaction and as such, we contractually transfer this removal obligation to the buyer, or remove the UST at closing at the Buyer's expense.

During 2012, we spent approximately $7.2 million to comply with U.S. federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, “Environmental Regulations”). In 2013, we expect to spend approximately $8.0 million to comply with the Environmental Regulations. Based upon current information, we believe that our compliance with Environmental Regulations will not have a material adverse effect upon our capital expenditures, results of operations and competitive position because we have either made adequate reserves for such compliance expenditures or the cost for such compliance is expected to be small in comparison with our overall expenses.

The Comprehensive Environmental Response, Compensation and Liability Act (known as the “Superfund Act”) imposes liability for the release of a “hazardous substance” into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with then current laws and regulations. With the joint and several liabilities imposed under the Superfund Act, a potentially responsible party (“PRP”) may be required to pay more than its proportional share of such environmental remediation. Several of our subsidiaries have been identified as PRPs at various sites discussed below. The U.S. Environmental Protection Agency (the “EPA”) and appropriate state agencies are supervising investigative and cleanup activities at these sites. The EPA has identified the former Yellow Transportation (now a part of YRC Freight) as a PRP for three locations: Angeles Chemical Co., Santa Fe Springs, CA; Alburn Incinerator, Inc., Chicago, IL and Omega Chemical, Whittier, CA. We estimate that the combined potential costs at these sites will not exceed $0.2 million. With respect to these sites, it appears that YRC Freight delivered minimal amounts of waste to these sites, which is de minimis in relation to other respondents. The EPA has identified the former Roadway Express (now a part of YRC Freight) as a PRP for three locations: Ward Transformer, Raleigh, NC; Roosevelt Irrigation District, Phoenix, AZ and Berry's Creek, Carlstadt, NJ. We estimate that the potential cost for the Ward Transformer site to be $0.4 million. The EPA has notified YRC Inc. and 140 other potential parties of their potential responsibility status at the Berry's Creek site where YRC Freight owns and operates a service center in the watershed area that discharges into Berry's Creek. We estimate the Berry's Creek potential cost to be $0.6 million. Roosevelt Irrigation District has notified YRC Freight and other potential parties of their responsibility for remediation of contaminated groundwater wells. We estimate YRC Freight's potential cost for Roosevelt Irrigation District to be $0.6 million. The EPA has identified USF Red Star, a non-operating subsidiary, as a PRP at three locations: Booth Oil, N. Tonawanda, NY and two separate landfills in Byron, NY, and Moira, NY. We believe the potential combined costs at these sites to be $0.3 million. The EPA has identified Holland as a PRP for one location, Horton Sales Piedmont Site, Greenville County, SC. We believe the potential cost at this site will be insignificant.

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

We are subject to various other governmental proceedings and regulations, including foreign regulations, relating to environmental matters, and are investigating potential violations of Environmental Regulations with respect to certain sites, but we do not believe that any of these matters or investigations are likely to have a material adverse effect on our business, financial condition, liquidity or results of operations.

This section, “Environmental Matters,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Act. The words "will," "expect," "intend," "anticipate," "believe," "project," "forecast," "propose," "plan," "designed," "estimate," "enable" and similar expressions are intended to identify forward-looking statements. Our expectations regarding our compliance with Environmental Regulations and our expenditures to comply with Environmental Regulations, including (without limitation) our capital expenditures on environmental control equipment, and the effect that liability from Environmental Regulation or Superfund sites may have on our competitive position, financial condition or results of operations, are only our expectations regarding these matters. These expectations may be substantially different from actual results, which may be affected by the following factors: changes in Environmental Regulations; unexpected, adverse outcomes with respect to sites where we have been named as a PRP, including (without limitation) the sites described above, and to sites in which we are investigating potential violations of Environmental Regulations; the discovery of new sites of which we are not aware and where additional expenditures may be required to comply with Environmental Regulations; an unexpected discharge of hazardous materials in the course of our business or operations; an acquisition of one or more new businesses; a catastrophic event causing discharges into the environment of hydrocarbons; the inability of other PRPs to pay their share of liability for a Superfund site; and a material change in the allocation to us of the volume of discharge and a resulting change in our liability as a PRP with respect to a site.

Economic Factors and Seasonality

Our business is subject to a number of general economic factors that may have a material adverse effect on the results of our operations, many of which are largely out of our control. These include recessionary economic cycles and downturns in individual customers' business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers. Economic conditions may adversely affect our customers' business levels, the amount of transportation services they need and their ability to pay for our services. We operate in a highly price-sensitive and competitive industry, making industry pricing actions, quality of customer service, effective asset utilization and cost control major competitive factors. All of our revenues are subject to seasonal variations. Customers tend to reduce shipments just prior to and then after the winter holiday season, and operating expenses and operating cash flows as a percent of revenue tend to be higher in the winter months primarily due to colder weather and seasonally lower levels of shipments and the seasonal timing of expenditures. Generally, most of the first quarter and the later part of the fourth quarters are the seasonally weakest while the second and third quarters are the seasonally strongest. The availability and cost of labor and other operating cost inputs, such as fuel and equipment maintenance and equipment replacements, can significantly impact our overall cost structure, competitive position within our industry and our resulting earnings and cash flows.

Financial Information About Geographic Areas

Our revenue from foreign sources is largely derived from Canada and Mexico. We have certain long-lived assets located in these areas as well. We discuss this information in the 'Business Segments' footnote to our consolidated financial statements.

Item 1A. Risk Factors

In addition to the risks and uncertainties contained elsewhere in this report or in our other SEC filings, the following risk factors should be considered carefully in evaluating us. These risks could have a material adverse effect on our business, financial condition and results of operations.

Liquidity Risks

Our substantial indebtedness and cash interest payment obligations, lease obligations and pension funding obligations could adversely affect our financial flexibility and our competitive position.

As of December 31, 2012, we had $1,375.4 million in aggregate principal of outstanding indebtedness. We also have, and will continue to have, significant lease obligations. As of December 31, 2012, our expected minimum cash payments under our operating leases for 2013 are $52.1 million and our operating lease obligations totaled $151.6 million, which are primarily payable through 2015. We plan to procure substantially all of our new revenue equipment using operating leases in 2013 and a portion in 2014 and beyond. We expect our funding obligations in 2013 under our single-employer pension plans and the multi-employer pension funds will be approximately $147.5 million. Our substantial indebtedness, lease obligations and pension funding obligations could have a significant impact on our business.

For example, it could:

•	increase our vulnerability to adverse changes or sustained slow growth in general economic, industry and competitive conditions;

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

In addition, the indenture governing our Series B Notes and our credit facilities contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur more debt. This could increase the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur additional indebtedness in the future. Although covenants under the indenture governing the 10% Series B Convertible Senior Secured Notes ("Series B Notes"), our amended and restated credit agreement and other agreements limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness, the terms of the indenture governing the Series B Notes, our amended and restated credit agreement and other agreements do permit us to incur additional indebtedness or other obligations under certain circumstances. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial indebtedness described above, including those affecting our ability to service our debt, will increase.

Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and capital expenditures will depend on our ability to generate cash in the future.

Our ability to generate cash in the future, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. If we are unable to meet our debt service obligations under our existing and future indebtedness, the holders of such indebtedness would have the right, following any applicable cure period, to cause the entire principal amount thereof to become immediately due and payable. If our outstanding indebtedness was accelerated, our assets may not be sufficient to repay in full the money owed.

A substantial portion of our indebtedness becomes due in 2014 and 2015. We intend to restructure or refinance the portions of our debt which will mature in late 2014 and early 2015. Our ability to refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the indentures governing the convertible notes and the amended and restated credit agreement, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition, liquidity and results of operations.

We face liquidity challenges beyond 2013, which could adversely affect our financial condition.

We believe that our results of operations and available funds pursuant to our ABL Facility will provide sufficient liquidity to fund our operations and meet our covenants for the foreseeable future, including the next twelve months.

Our ability to satisfy our liquidity needs beyond 2013 is dependent on a number of factors, some of which are outside of our control. These factors include:

•	we must continue to achieve improvements in our operating results which rely upon pricing and shipping volumes;

•	we must continue to comply with covenants and other terms of our credit facilities so as to have access to the borrowings available to us under them;

•	we must secure suitable lease financing arrangements for deferred replacement of revenue equipment;

•
we must continue to implement and realize cost saving measures to match our costs with business levels in a manner that does not harm operations and our productivity and efficiency initiatives must be successful;

•
we must be able to generate operating cash flows that are sufficient to meet the minimum cash balance requirement under our credit facilities, cash requirements for pension contributions to our single and multi employer pension funds, cash interest and principal payments on our funded debt, payments on our equipment leases, letter of credit fees under our credit facilities and for capital expenditures or additional lease payments for new revenue equipment; and

•	we must restructure or refinance our debt obligations prior to scheduled maturities in 2014 and 2015.

A failure to meet our liquidity needs beyond 2013 could materially and adversely affect our financial condition.

Restrictive covenants in the documents governing our existing and future indebtedness may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

The documents governing our existing indebtedness contain, and the documents governing any future indebtedness will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest. The documents governing our existing indebtedness, among other things, limit our ability to:

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

Our ability to obtain future financing or to sell assets could be adversely affected because substantially all of our assets have been secured as collateral for the benefit of the holders of our indebtedness.

Our failure to comply with the covenants in the documents governing our existing and future indebtedness could materially adversely affect our financial condition and liquidity.

The documents governing our indebtedness contain financial covenants, covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. During the next twelve months, the thresholds required under the financial covenants in our credit facilities are subject to significant step-ups, specifically our minimum cash balance covenant. Our most recent financial forecast indicates our minimum cash balance covenant represents our highest risk of default. If our future operating results indicate that we will not meet our minimum cash balance covenant, we will take actions to improve our liquidity including repatriating cash from foreign sources, deferring the timing of our capital expenditures and deferring the timing of our workers' compensation settlement payments. If we are unsuccessful in meeting our financial covenants, we will need to seek an amendment or waiver from our lenders or otherwise we will be in default under our credit facilities, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to collateral. If our lenders under our credit facilities demand payment, we will not have sufficient cash and cash flows from operations to repay such indebtedness. In addition, a default under our credit facilities or the lenders exercising their remedies thereunder would trigger cross-default provisions in our other indebtedness and certain other operating agreements. Our ability to amend our credit facilities or otherwise obtain waivers from our lenders depends on matters that are outside of our control and there can be no assurance that we will be successful in that regard. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain additional financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity.

Risks Related to Our Common Stock

We issued a substantial number of shares of our common stock and notes convertible into our common stock in connection with the July 2011 financial restructuring, and we cannot predict the price at which our common stock will trade in the future.

On July 22, 2011, we completed our financial restructuring. In connection with our restructuring, we issued a substantial number of shares of our common stock. We also issued $140.0 million in aggregate principal amount of our 10% Series A Convertible Senior Secured Notes due 2015 ("Series A Notes") and $100.0 million in aggregate principal amount of our Series B Notes, which, together with additional Series A Notes and Series B Notes issuable as payment-in-kind interest, may be convertible into approximately 5.9 million shares and 6.1 million shares of our common stock (including a make whole premium for our Series B Notes payable in common stock), respectively as of December 31, 2012.

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

Future sales of our common stock or equity-related securities in the public market, including sales of our common stock in short sale transactions by purchasers of the convertible notes, could adversely affect the trading price of our common stock and the value of the convertible notes and our ability to raise funds in new stock offerings.

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

We do not anticipate that we will be able to pay any dividends on shares of our common stock in the foreseeable future. We intend to retain any future earnings to fund operations, to service debt and to use for other corporate needs. In addition, our amended and restated credit agreement restricts the payment of dividends on our common stock other than in additional shares of our common stock.

Business Risks

We are a holding company and we are dependent on the ability of our subsidiaries to distribute funds to us.

We are a holding company and our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to make payments on our indebtedness substantially depends upon our subsidiaries' cash flow and payments of funds to us by our subsidiaries. Our subsidiaries' ability to make any advances, distributions or other payments to us may be restricted by, among other things, debt instruments, tax considerations and legal restrictions. If we are unable to obtain funds from our subsidiaries as a result of these restrictions, we may not be able to pay principal of, or cash interest on, our indebtedness when due, and we cannot assure you that we will be able to obtain the necessary funds from other sources.

We are subject to general economic factors that are largely out of our control, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to a number of general economic factors that may adversely affect our business, financial condition and results of operations, many of which are largely out of our control. These factors include recessionary economic cycles and downturns in customers' business cycles and changes in their business practices, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers. Economic conditions may adversely affect our customers' business levels, the amount of transportation services they need and their ability to pay for our services. Because a portion of our costs are fixed, it may be difficult for us to quickly adjust these fixed costs proportionally with fluctuations in volume levels. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our reserve for bad-debt losses. Further, we depend on our suppliers for equipment, parts and services that are critical to our business. A disruption in the availability of these supplies or a material increase in their cost due to adverse economic conditions or financial constraints of our suppliers could adversely impact our business, results of operations and liquidity.

We are subject to business risks and increasing costs associated with the transportation industry that are largely out of our control, any of which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to business risks and increasing costs associated with the transportation industry that are largely out of our control, any of which could adversely affect our business, financial condition and results of operations. The factors contributing to these risks and costs include weather, excess capacity in the transportation industry, interest rates, fuel prices and taxes, fuel surcharge collection, terrorist attacks, license and registration fees, insurance premiums and self-insurance levels, difficulty in recruiting and retaining qualified drivers, the risk of widespread disruption of our technology systems, and increasing equipment and operational costs. Our results of operations may also be adversely affected by seasonal factors. Further, the future availability and support available for our current technology may make it necessary for us to upgrade or change these systems, which may be costly and could disrupt of reduce the efficiency of our operations.

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

Numerous competitive factors could adversely affect our business, financial condition and results of operations. These factors include the following:

•
We compete with many other transportation service providers of varying sizes and types, some of which have a lower cost structure, more equipment and greater capital resources than we do or have other competitive advantages.

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

If our relationship with our employees and unions were to deteriorate, we may be faced with labor disruptions or stoppages, which could have a material adverse effect on our business, financial condition and results of operations and place us at a disadvantage relative to non-union competitors.

Virtually all of our operating subsidiaries have employees who are represented by the International Brotherhood of Teamsters ("IBT"). These employees represent the majority of our workforce at December 31, 2012. Salaries, wages and employee benefits composes over half of our operating costs.

Each of our YRC Freight, New Penn, and Holland subsidiaries employ most of their unionized employees under the terms of a common national master freight agreement with the IBT, as supplemented by additional regional supplements and local agreements, a significant majority of which will expire on March 31, 2015. The IBT also represents a number of employees at Reddaway, and Reimer under more localized agreements, which have wages, benefit contributions and other terms and conditions that better fit the cost structure and operating models of these business units.

Our subsidiaries are regularly subject to grievances, arbitration proceedings and other claims concerning alleged past and current non-compliance with applicable labor law and collective bargaining agreements.

Neither we nor any of our subsidiaries can predict the outcome of any of these matters. These matters, if resolved in a manner unfavorable to us, could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Our subsidiaries began making contributions to most of the multi-employer pension funds (the "funds”) for the month beginning June 1, 2011 at the rate of 25% of the contribution rate in effect on July 1, 2009. A fund that did not allow the Company's subsidiaries to begin to make contributions at a reduced rate to the fund elected to either (i) apply the amount of the contributions toward paying down previously deferred contributions under our Contribution Deferral Agreement, or (ii) have the amount of the contributions placed in escrow until such time when the fund is able to accept re-entry at the reduced rate.

If the funding of the funds does not reach certain goals (including those required not to enter endangered or critical status or those required by a fund's funding improvement or rehabilitation plan), our pension expenses and required cash contributions could further increase upon the expiration of our collective bargaining agreements and, as a result, could materially adversely affect our business, financial condition and results of operations. Decreases in investment returns that are not offset by contributions could also increase our obligations under such plans.

We believe that based on information obtained from public filings and from plan administrators and trustees, our portion of the contingent liability in the case of a full withdrawal or termination from all of the multi-employer pension plans would be an estimated $10 billion on a pre-tax basis. If we were subject to withdrawal liability with respect to a plan, ERISA provides that a withdrawing employer can pay the obligation in a lump sum or over time based upon an annual payment that is the product of the highest contribution rate to the relevant plan multiplied by the average of the three highest consecutive years measured in contribution base units, which, in some cases, could be up to 20 years. Even so, our applicable subsidiaries have no current intention of taking any action that would subject us to payment of material withdrawal obligations, however we cannot provide any assurance that such obligations will not arise in the future which would have a material adverse effect on our business, financial condition, liquidity and results of operations.

Ongoing self-insurance and claims expenses could have a material adverse effect on our business, financial condition and results of operations.

Our future insurance and claims expenses might exceed historical levels. We currently self-insure for a majority of our claims exposure resulting from cargo loss, personal injury, property damage and workers' compensation. If the number or severity of claims for which we are self-insured increases, our business, financial condition and results of operations could be adversely affected, and we may have to post additional letters of credit or cash collateral to state workers' compensation authorities or insurers to support our insurance policies, which may adversely affect our liquidity. If we lose our ability to self insure, our insurance costs could materially increase, and we may find it difficult to obtain adequate levels of insurance coverage.

We have significant ongoing capital expenditure requirements that could have a material adverse effect on our business, financial condition and results of operations if we are unable to generate sufficient cash from operations.

Our business is capital intensive. Our capital expenditures focus primarily on revenue equipment replacement, land and structures and investments in information technology. In light of our operating results over the past few years and our liquidity needs, we have deferred certain capital expenditures and expect to continue to do so for the foreseeable future, including the next twelve months.  As a result, the average age of our fleet has increased and we will need to update our fleet periodically. If we are unable to generate sufficient cash from operations to fund our capital requirements, we may have to limit our growth, utilize our existing liquidity, or enter into additional financing arrangements, including leasing arrangements, or operate our revenue equipment (including tractors and trailers) for longer periods resulting in increased maintenance costs, any of which could reduce our operating income. If our cash from operations and existing financing arrangements are not sufficient to fund our capital expenditure requirements, we may not be able to obtain additional financing at all or on terms acceptable to us. In addition, our credit facilities contain provisions that limit our level of annual capital expenditures.

We operate in an industry subject to extensive government regulations, and costs of compliance with, or liability for violation of, existing or future regulations could significantly increase our costs of doing business.

The U.S. Departments of Transportation and Homeland Security and various federal, state, local and foreign agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and permits to conduct transportation business. Our drivers are also subject to hours-of-service rules from the Federal Motor Carrier Safety Administration ("FMCSA"). In the future, we may become subject to new or more restrictive regulations that the FMSCA, Departments of Transportation and Homeland Security, the Occupational Safety and Health Administration, the Environmental Protection Agency or other authorities impose, including regulations relating to engine exhaust emissions, the hours of service that our drivers may provide in any one time period, security and other matters. Compliance with these regulations could substantially impair equipment productivity and increase our costs.

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

In addition, as climate change initiatives become more prevalent, federal, state and local governments and our customers are beginning to promulgate solutions for these issues. This increased focus on greenhouse gas emission reductions and corporate environmental sustainability may result in new regulations and customer requirements that could negatively affect us. This could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations and customer requirements, as well as increased indirect costs or loss of revenue resulting from, among other things, our customers incurring additional compliance costs that affect our costs and revenues. We could also lose revenue if our customers divert business from us because we haven't complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

The outcome of IRS audits to which the Company and its subsidiaries are a party could have a material adverse effect on our businesses, financial condition and results of operations.

The IRS may issue adverse tax determinations in connection with its audit of our prior year tax returns. See the "Income Taxes" footnote to our consolidated financial statements. We may incur significant expenses defending ourselves in these audits. We may be required to pay significant taxes and/or interest to resolve these audits. These costs could have a material adverse effect on our businesses, financial condition, liquidity and results of operations.

Current or future litigation may adversely affect our business, financial condition, liquidity or results of operations.

We have been and continue to be involved in legal proceedings, claims and other litigation that arise in the ordinary course of business. Litigation may be related to labor and employment, competitive matters, personal injury, property damage, safety and contract compliance, environmental liability, our past financial restructurings and other matters. We are currently subject to litigation in connection with modifications to our national master freight agreement with the Teamsters and putative class action litigation in connection with our financial restructuring in 2009.  We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” footnote to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  Some or all of our expenditures to defend, settle or litigate these matters may not be covered by insurance or could impact our cost and ability to obtain insurance in the future.  Litigation can be expensive, lengthy and disruptive to normal business operations, including to our management due to the increased time and resources required to respond to and address the litigation. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome of any particular matter or any future legal proceedings could have a material adverse effect on our business, financial condition, liquidity or results of operations. In the future, we could incur judgments or enter into settlements of claims that could harm our financial position, liquidity and results of operations.

We may not obtain further benefits and cost savings from operational changes and performance improvement initiatives.

In response to our business environment, we initiated operational changes and process improvements to reduce costs and improve financial performance. The changes and initiatives include evaluating management talent, reducing overhead costs, closing redundant facilities, making upgrades to our technology, eliminating unnecessary activities and implementing changes of operations under our labor agreements. There is no assurance that these changes and improvements will be successful or that we will not have to initiate additional changes and improvements in order to achieve the projected benefits and cost savings.

Our actual operating results may differ significantly from our projections.

From time to time, we use projections regarding our future performance. These projections, which are forward-looking statements, are prepared by our management and are qualified by, and subject to, the assumptions and the other information contained or referred to in the introductory section immediately prior to "Part I" of this report. Our projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

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

Any failure to successfully implement our operating strategy, the failure of some or all of the assumptions and estimates relating to the projections used by us or the occurrence of any of the adverse events or circumstances described in this Annual Report on Form 10-K and in our other filings with the SEC could result in the actual operating results being different from the projections, and such differences may be adverse and material.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2012, we operated a total of 419 transportation service facilities located in 50 states, Puerto Rico, Canada and Mexico for our YRC Freight and Regional Transportation segments. Of this total, 197 are owned and 222 are leased, generally with lease terms ranging from one month to ten years with right of renewal options. The number of customer freight servicing doors totaled 22,191, of which 12,651 are at owned facilities and 9,540 are at leased facilities. The transportation service centers vary in size ranging from one to three doors at small local facilities, to over 426 doors at the largest consolidation and distribution facility. In addition, we and our subsidiaries own and occupy general office buildings in Lebanon, Pennsylvania; and Holland, Michigan. We also lease and occupy general office buildings in Overland Park, Kansas, Tualatin, Oregon and Winnipeg, Manitoba. Our owned transportation service facilities and office buildings serve as collateral under our Credit Agreement.

Our facilities and equipment are adequate to meet current business requirements in 2013. Refer to “Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of expectations regarding capital spending in 2013.

Item 3. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” footnote to our consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following are our executive officers, each of whom serves until his or her successor has been elected and qualified or until his or her earlier resignation or removal:

Name	Age	Position(s) Held
James L. Welch	58
Chief Executive Officer of YRC Worldwide Inc. (since July 2011); President and Chief Executive Officer, Dynamex Inc. (transportation and logistics services) (2008-July 2011); Interim Chief Executive Officer, JHT Holdings (truck transportation) (2007-2008); President and Chief Executive Officer (2000-2007), and various other positions (1978-2000), Yellow Transportation (subsidiary of the Company); Current Director: SkyWest Inc. (regional airline) (since 2007), Erickson Air-Crane, Inc. (since 2012) Former Director: Dynamex Inc., Spirit AeroSystems Holdings Inc. (commercial airplane assemblies and components), and Roadrunner Transportation (transportation and logistics services).

Jamie G. Pierson	43
Executive Vice President and Chief Financial Officer of YRC Worldwide Inc. (since November 2011); Interim Chief Financial Officer of YRC Worldwide Inc. (August 2011-November 2011); Managing Director, Alvarez & Marsal North America, LLC (professional services) (2008-November 2011); Vice President - Corporate Development and Integration, Greatwide Logistics Services, Inc. (transportation and logistics) (2007-2008); Director, FTI Capital Advisors, LLC (investment bank) (2002 - 2007); Vice President, FTI Consulting, Inc. (2001 - 2002); Vice President, Stonegate Securities, Inc. (investment bank) (2000-2001); Associate, Houlihan Lokey Howard & Zukin (investment bank) (1997-2000).

Michelle A. Russell	43
Executive Vice President, General Counsel and Secretary of YRC Worldwide Inc. (since February 2012); Senior Vice President, General Counsel and Secretary of Spirit AeroSystems Holdings, Inc. (June 2010-February 2012); Associate General Counsel of Spirit AeroSystems Holdings, Inc. (January 2009-June 2010); Vice President - Legal and Assistant General Counsel of YRC Worldwide Inc. (2003-January 2009).

Jeffrey A. Rogers	50
President of YRC Freight (subsidiary of the Company) (since September 2011); President (October 2008-September 2011), Vice President-Finance and Chief Financial Officer (February 2008-May 2008), and Vice President-Finance (September 2007-February 2008) of USF Holland Inc. (subsidiary of the Company); Chief Financial Officer of YRC Regional Transportation, Inc. (subsidiary of the Company) (2007-2009); various officer positions, subsidiaries of the Company (2005-2009).

Scott D. Ware	52
President (since May 2012), Vice President Operations & Linehaul (July 2009-May 2012) and Vice President Linehaul (Oct. 2007-July 2009) of USF Holland Inc. (subsidiary of the Company); Director of Linehaul of SAIA Inc. (2002-2007); Director of Linehaul of JEVIC (2000-2002); various industry management roles with Preston, Overnite, Con-Way and Spartan Express (1985-2000).

Thomas J. O'Connor	52
President of Reddaway (subsidiary of the Company) (since January 2007); President of USF Bestway (subsidiary of the Company) (December 2005-January 2007); Vice President - Western Division and officer of the Company (1999-2005), District Manager (1995-1999) and various management positions of increasing responsibility (1982-1995) of Roadway Express, Inc. (subsidiary of the Company).

Steven D. Gast	59	President (since January 2006), Vice President of Finance and Administration (2001-2006) and Vice President of Pricing and Strategic Planning of New Penn (subsidiary of the Company) (1997-2001).

Stephanie D. Fisher	36
Vice President and Controller of YRC Worldwide (since May 2012); Director - Financial Reporting and various positions in the Company's Corporate Accounting department (2004-2012); Member of the Supervisory Committee of CommunityAmerica Credit Union (since December 2010, Chairman of the Committee since May 2012).

Kelly J. Walls	50
Senior Vice President-Human Resources of YRC Freight (since April 2012); Vice President Human Investment of Searles Valley Minerals (November 2011-April 2012); Director Human Resources of Enterprise Services Inc. (subsidiary of Yellow Roadway Inc.) (2004-2011); various other Human Resources and Revenue Management roles of Yellow Transportation (1988-2004).

J. Michael Kelley	52
Chief Sustainability Officer and Vice President, External Affairs (since September 2008); Vice President Government Affairs (2005-2008) and Director Government Affairs (2000-2005) of YRC Worldwide Inc.; Executive Director of Kansas Motor Carriers Association (1996-2000); Manager Government Affairs of Yellow Freight (1989-1996).

Wayne "Butch" Day	55
Chief Security Officer of YRC Worldwide Inc. (since January 2006); Director of Security of Enterprise Services (subsidiary of the Company) (2004-2006); Director of Corporate Security of Yellow Corporation (2002-2004); various other managerial positions at Yellow Corporation (1991-2002).

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 15, 2013, 207 shareholders of record held YRC Worldwide common stock. Trading activity averaged 135,359 shares per day during 2012, up from 48,100 per day in 2011. The NASDAQ Stock Market quotes prices for our common stock under the symbol “YRCW.”

On July 22, 2011, we issued an aggregate of 4,999,999 shares of Series B Preferred Stock to satisfy a portion of the outstanding credit agreement claims (3,717,948 shares) and to satisfy our obligation to the IBT for their modifications and extension of the labor agreement in October 2010 (1,282,051 shares). The 4,999,999 shares of Series B Preferred Stock were converted into 6,210,369 shares of common stock in September 2011. No shares of Series B Preferred Stock remained outstanding. See additional details in the "Shareholders' Deficit" footnote to our consolidated financial statements.

On December 31, 2009, we issued 4,345,514 shares of Class A Preferred Stock and 4,867 shares of common stock as part of a debt-for-equity exchange. No shares of Class A preferred stock remain outstanding, as 4,345,514 shares of Class A preferred stock were converted to 127,631 shares of common stock during 2010.

The board of directors approved a reverse stock split effective December 1, 2011 at a ratio of 1:300. The reverse stock split was effective on NASDAQ on December 2, 2011. The board of directors also approved a reverse stock split effective September 30, 2010 at a ratio of 1:25. The reverse stock split was effective on NASDAQ on October 1, 2010. Fractional shares were not issued in connection with the reverse stock splits. Instead, fractional shares were collected and pooled by our transfer agent and sold in the open market and the proceeds were allocated to the stockholders' respective accounts pro rata exchange for their fractional shares.

Each of the reverse stock splits reduced the number of shares of our common stock available for issuance under our employee and director equity plans in proportion to the reverse stock split ratio. Under the terms of our outstanding equity awards, the reverse stock split reduced the number of shares of our common stock issuable upon exercise or vesting of such awards in proportion to the reverse stock split ratio and caused a proportionate increase in the exercise price of such awards to the extent they were stock options. The number of shares of our common stock issuable upon exercise or vesting of outstanding equity awards was rounded to the nearest whole share and no cash payment was made in respect of such rounding. Shareholders' Equity (Deficit) has been retroactively adjusted to give effect to the reverse stock splits for all periods presented by reclassifying from Common stock to Capital surplus, the par value of the share reduction in connection with the reverse splits. All share numbers and per share amounts in this report and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been retroactively adjusted to give effect to the reverse stock splits.

Quarterly Financial Information (unaudited)

	2012 (a)
(in millions, except per share and share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$1,194.3	$1,250.8	$1,236.8	$1,168.6
(Gains) losses on property disposals, net	8.3	(6.5)	(2.3)	(9.2)
Operating (loss) income	(48.7)	15.5	27.3	30.0
Net (loss) income	(81.6)	(22.6)	3.0	(35.3)
Less: Net income attributable to non-controlling interest	3.9	—	—	—
Net (loss) income attributable to YRC Worldwide Inc.	(85.5)	(22.6)	3.0	(35.3)
Diluted loss per share(c)	(12.40)	(3.21)	(4.30)	(4.53)
Common stock:
High	13.99	8.05	7.46	7.74
Low	6.48	4.61	5.07	6.52

	2011 (b)
(in millions, except per share and share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$1,122.9	$1,257.2	$1,276.4	$1,212.3
(Gains) losses on property disposals, net	(3.0)	(7.3)	(10.8)	12.9
Operating loss	(68.4)	(5.6)	(26.1)	(38.1)
Net loss	(102.7)	(43.0)	(122.5)	(86.2)
Less: Net loss attributable to non-controlling interest	(0.5)	(0.4)	(0.3)	(2.0)
Net loss attributable to YRC Worldwide Inc.	(102.2)	(42.6)	(122.3)	(84.3)
Amortization of beneficial conversion feature on Series B preferred stock	—	—	(58.0)	—
Net loss attributable to common shareholders	(102.2)	(42.6)	(180.3)	(84.3)
Diluted loss per share (c)	(643.56)	(267.33)	(153.74)	(12.40)
Common stock: (c)
High	1,581.00	663.00	423.00	24.00
Low	357.00	165.00	12.00	9.00

(a)
The fourth quarter of 2012 includes a $30.8 million impairment charge on our JHJ International Transportation Co, Ltd. ("JHJ") equity investment as a non-operating expense. Certain convertible securities contain a make-whole interest premium that requires us to pay interest as if the security were held to maturity. In calculating the third quarter 2012 diluted earnings per share under the if-converted method, this make-whole interest premium resulted in expense that exceeded our earnings and resulted in a diluted loss per share.

(b)
The third quarter of 2011 includes $79.2 million of fair value adjustment on our derivative liabilities as a result of the conversion features embedded in the Series A Notes and Series B Notes from the July 22, 2011 restructuring and $26.0 million of gain on extinguishment of the asset backed securitization facility ("ABS Facility"), also a part of the restructuring. During the fourth quarter of 2011, we recognized a $9.5 million impairment charge on surplus held for sale assets to adjust the carrying value of these properties to their current estimated fair market value and recognized additional depreciation and amortization of approximately $4.0 million related to the impairment of the Jiayu intangibles and long-lived assets. Consistent with previous practice and ASC 740-270, we also recognized $10.1 million of net income tax expense during the fourth quarter of 2011 for adjustments to federal, state and foreign tax related to prior quarterly and annual periods.

(c)
Diluted loss per share were computed independently for each of the quarters presented. The sum of the quarters may differ from the total annual amount primarily due to the impact of the if-converted method used in calculating earnings per share.

Purchases of Equity Securities by the Issuer

We did not repurchase any shares of our common stock in 2012, 2011 and 2010. Our credit agreement does not permit us to purchase shares of our common stock.

Dividends

We did not declare any cash dividends on our common stock in 2012, 2011 and 2010. Our credit agreement does not permit us to declare dividends on any of our outstanding capital stock.

Common Stock Performance

Set forth below is a line graph comparing the quarterly percentage change in the cumulative total stockholder return of the Company's common stock against the cumulative total return of the S&P Composite-500 Stock Index and the Dow Jones Transportation Average Stock Index for the period of five years commencing December 31, 2007 and ending December 31, 2012.

Item 6. Selected Financial Data

Our selected financial data below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data" included in this Form 10-K.

(in millions, except share and per share data)	2012	2011	2010	2009	2008
For the Year
Operating revenue	$4,850.5	$4,868.8	$4,334.6	$4,871.0	$8,318.7
Operating income (loss)	24.1	(138.2)	(227.9)	(882.0)	(933.9)
Net loss from continuing operations	(136.5)	(354.4)	(304.7)	(631.7)	(826.9)
Net loss from discontinued operations, net of tax	—	—	(23.1)	12.2	(150.7)
Net loss	(136.5)	(354.4)	(327.8)	(619.5)	(977.6)
Less: Net income (loss) attributable to non-controlling interest	3.9	(3.1)	(2.0)	—	—
Net loss attributable to YRC Worldwide Inc.	(140.4)	(351.3)	(325.8)	(619.5)	(977.6)
Amortization of beneficial conversion feature on preferred stock	—	(58.0)	—	—	—
Net loss attributable to common shareholders	(140.4)	(409.3)	(325.8)	(619.5)	(977.6)
Acquisition of property and equipment	(66.4)	(71.6)	(19.2)	(36.3)	(161.5)
Proceeds from disposal of property and equipment	50.4	67.5	85.7	133.1	127.6
Disposition of affiliates (investment of), net of cash sold	—	—	34.3	31.9	(46.1)
Net cash provided by (used in) operating activities	(25.9)	(26.0)	0.7	(379.3)	219.1
Net cash provided by (used in) investing activities	19.8	(156.6)	106.0	135.1	(86.2)
Net cash provided by (used in) financing activities	14.3	240.1	(61.5)	16.7	134.2

At Year-End
Total assets	2,225.5	2,485.8	2,571.6	3,008.0	3,933.7
Total debt	1,375.4	1,354.7	1,060.1	1,132.9	1,349.7
Total YRC Worldwide Inc. shareholders' equity (deficit)	(629.1)	(353.9)	(209.5)	149.4	461.1
Non-controlling interest	—	(4.6)	(1.9)	—	—
Total shareholders' equity (deficit)	(629.1)	(358.5)	(211.4)	149.4	461.1

Measurements
Basic & Diluted per share data:
Net loss from continuing operations attributable to YRC Worldwide Inc.	(19.20)	(196.12)	(2,293.30)	(79,519.96)	(107,702.17)
Net income (loss) from discontinued operations	—	—	(174.87)	1,540.16	(19,628.68)
Net loss	(19.20)	(196.12)	(2,468.17)	(77,979.80)	(127,330.85)
Average common shares outstanding (in thousands)	7,311	2,087	132	8	8

Other Data
Number of employees	32,000	32,000	32,000	36,000	55,000
Operating ratio: (a)
YRC Freight	101.2%	102.8%	105.9%	121.0%	111.9%
Regional Transportation	95.7%	97.9%	99.8%	109.6%	107.5%
Truckload	N/A	119.1%	109.3%	107.7%	109.7%
Consolidated	99.5%	102.8%	105.3%	118.1%	111.2%

(a)
Operating ratio is calculated as (i) 100 percent (ii) minus the result of dividing operating income by operating revenue or (iii) plus the result of dividing operating loss by operating revenue and expressed as a percentage.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
"Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange act of 1934, as amended. See the introductory section immediately prior to "Part I" and risk factors in "Item 1A" of this report regarding these statements.

Overview
MD&A includes the following sections:

Our Business: a brief description of our business and a discussion of how we assess our operating results
Consolidated Results of Operations: an analysis of our consolidated results of operations for the years ended December 31, 2012, 2011 and 2010
Reporting Segment Results of Operations: an analysis of our results of operations for the years ended December 31, 2012, 2011 and 2010 for our two reporting segments: YRC Freight and Regional Transportation
Non-GAAP Financial Measures: an analysis of our results using certain non-GAAP financial measures, for the years ended December 31, 2012, 2011 and 2010
Financial Condition/Liquidity and Capital Resources: a discussion of our major sources and uses of cash as well as an analysis of our cash flows and aggregate contractual obligations and commercial commitments

Our Business
YRC Worldwide is a holding company that, through wholly owned operating subsidiaries and its interest in a Chinese joint venture, offers its customers a wide range of transportation services. YRC Worldwide has one of the largest, most comprehensive less-than-truckload ("LTL") networks in North America with local, regional, national and international capabilities. Through its team of experienced service professionals, YRC Worldwide offers industry-leading expertise in heavyweight shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence.
We measure the performance of our business both on a consolidated and reporting segment basis and using several metrics, but rely primarily upon (without limitation) operating revenue, operating income (loss), and operating ratio. We also use certain non-GAAP financial measures as secondary measures to assess our operating performance.

•
Operating Revenue: Operating revenue has two primary components: volume (commonly evaluated using tonnage, tonnage per day, number of shipments, shipments per day or weight per shipment) and yield or price (commonly evaluated using picked up revenue, revenue per hundredweight or revenue per shipment). Yield includes fuel surcharge revenue which is common in the trucking industry and represents an amount charged to customers that adjusts with changing fuel prices. We base our fuel surcharges on a published national index and adjust them weekly. Rapid material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income versus prior periods as there is a lag in our adjustment of base rates in response to changes in fuel surcharge. We believe that fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require changes. We believe the distinction between base rates and fuel surcharge has blurred over time, and it is impractical to clearly separate all the different factors that influence the price that our customers are willing to pay. In general, under our present fuel surcharge program, we believe rising fuel costs are beneficial to us and falling fuel costs are detrimental to us in the short term, which are mitigated over time.

•
Operating Income (Loss): Operating income (loss) is operating revenue less any operating expenses. Consolidated operating income (loss) includes certain corporate charges that are not allocated to our reporting segments.

•
Operating Ratio: Operating ratio is a common operating performance measure used in the trucking industry. It is calculated as (i) 100 percent (ii) minus the result of dividing operating income by operating revenue or (iii) plus the result of dividing operating loss by operating revenue, and is expressed as a percentage.

•
Non-GAAP Financial Measures: We use adjusted EBITDA and adjusted free cash flow (deficit), which are non-GAAP financial measures, to assess our performance. Adjusted EBITDA reflects earnings before interest, taxes, depreciation, and amortization expense, and further adjusts for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees and the impact of permitted dispositions and discontinued operations as defined in our credit facilities. Adjusted EBITDA is used for internal management purposes as a financial measure that reflects core operating performance and to measure compliance with certain financial covenants in our credit facilities. Adjusted free cash flow (deficit) is a non-GAAP measure that reflects our operating cash flow minus gross capital expenditures and excludes restructuring costs included in operating cash flow. Our non-GAAP financial measures have the following limitations:

◦
Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to fund restructuring professional fees, letter of credit fees, service interest or principal payments on our outstanding debt;

◦
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and adjusted EBITDA does not reflect any cash requirements for such replacements;

◦
Equity based compensation is an element of our long-term incentive compensation package, although adjusted EBITDA excludes employee equity-based compensation expense when presenting our ongoing operating performance for a particular period;

◦	Adjusted free cash flow (deficit) excludes the cash usage by our restructuring activities, debt issuance costs, equity issuance costs and principal payments on our outstanding debt and the resulting reduction in our liquidity position from those cash outflows; and

◦	Other companies in our industry may calculate adjusted EBITDA and adjusted free cash flow (deficit) differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, our non-GAAP measures should not be considered a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and use our non-GAAP measures as secondary measures.

Consolidated Results of Operations
Our consolidated results for 2012, 2011 and 2010 include the consolidated results of our reporting segments and unallocated corporate charges. A more detailed discussion of the operating results of our reporting segments is presented in the "Reporting Segment Results of Operations" section below.
The table below provides summary consolidated financial information for the three years ended December 31:

				Percent Change
(in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Operating revenue	$4,850.5	$4,868.8	$4,334.6	(0.4)%	12.3%
Operating income (loss)	24.1	(138.2)	(227.9)	NM(a)	39.4%
Nonoperating expenses, net	175.6	223.7	173.0	(21.5)%	29.3%
Net loss from continuing operations	(136.5)	(354.4)	(304.7)	61.5%	(16.3)%
(a)Not Meaningful

2012 Compared to 2011

Our consolidated operating revenue decreased $18.3 million in 2012 compared to 2011. The decrease in revenue is largely attributable to the December 2011 sale of our Truckload reporting segment, which represented $98.9 million or approximately 2% of our consolidated revenue in 2011. This decline was partially offset by an increase in yields due to customer mix management and volume increases in our Regional Transportation reporting segment.

Operating expenses in 2012 decreased $180.6 million or 3.6% compared to 2011. The decrease is partially attributable to the sale of our Truckload reporting segment, which had $117.8 million of operating expenses in 2011. Overall operating expenses decreased due to a $65.6 million decrease in operating expenses and supplies, a $46.6 million decrease in purchased transportation and a $27.8 million decrease in other operating expense.

The decrease in operating expenses and supplies was primarily driven by lower professional service fees of $43.9 million or 34.5% and lower fuel expenses of $25.9 million or 4.4%. The decrease in professional service fees were primarily related to the 2011 restructuring fees which were not allocated to our reporting segments during that period. The decrease in purchased transportation was primarily a result of lower volumes moved through purchased transportation lines. The decrease in other operating expense is primarily driven by a $14.3 million or 23.6% decrease in bodily injury and property damage claims outstanding driven by safety initiatives.

Our consolidated operating income during 2012 includes a $9.7 million net gain from the sale of property and equipment compared to a $8.2 million net gain in 2011.

Nonoperating expenses decreased $48.1 million or 21.5% in 2012 compared to 2011. Nonoperating costs in 2012 include a $30.8 million impairment charge for our equity investment in JHJ. The adjustment was required as the estimated fair value, using a discounted cash flow model, was less than our investment. The impairment charge is reflective of market information obtained in the fourth quarter of 2012. Nonoperating costs in 2011 included a fair value adjustment on our derivative liabilities of $79.2 million and restructuring transaction costs of $17.8 million. The fair value adjustment resulted from conversion features embedded in the Series A Notes and Series B Notes issued in the July 22, 2011 restructuring. At the closing of the restructuring, the Company did not have enough authorized and unissued common shares to satisfy those conversion features. At a September 16, 2011 special meeting, shareholders approved an increase in the amount of authorized common shares to allow for the conversions. The conversion features were revalued after the shareholder meeting resulting in the fair value adjustment. The increase in the fair value of the conversion options is primarily related to market volatility of our common stock and is due to the fact that the Series B Note holders now have the ability to convert the notes to common shares. The restructuring transaction costs relate to modifications to our credit agreement, contribution deferral agreement, and issuance of Series A Notes. In addition, the Company recognized a $25.8 million net gain on extinguishment of debt during 2011 primarily related to the retirement of the ABS facility.
Our effective tax rate for continuing operations for the years ended December 31, 2012 and 2011 was 9.9% and 2.1%, respectively. Significant items impacting the 2012 rate include a state tax provision, a foreign tax provision, certain permanent items, an increase in the reserve for uncertain tax positions, a favorable Tax Court settlement and an increase in the valuation allowance established for the net deferred tax asset balance at December 31, 2012. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision or in equity if directly related to other comprehensive income (loss) in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years' earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. Accordingly, as of December 31, 2012 and 2011, we have a full valuation allowance against our net deferred tax assets.

2011 Compared to 2010

Our consolidated operating revenue increased $534.2 million or 12.3% during 2011 compared to 2010 due to increased revenue from both our YRC Freight and Regional Transportation segments. This increase was attributed to increases in volume and increases in yield. Our volume increases were primarily attributed to a moderately improving economic environment and stabilization of our customer base. The improvement in yield included increased fuel surcharge revenue resulting from higher diesel fuel costs as well as a more disciplined industry pricing market.

Operating expenses for 2011 increased $444.5 million, or 9.7% compared to 2010, primarily related to a $249.2 million increase in operating expenses and supplies, a $126.7 million increase in salaries, wages and benefits and a $79.6 million increase in purchased transportation all of which were attributable to increasing volumes and higher fuel prices. The increase was offset by a reduction in equity based compensation expense of $15.7 million related to non-cash equity awards granted to our union work force and a $5.3 million decrease in depreciation and amortization.

The increase in salaries, wages and benefits in 2011 compared to 2010 was largely due to higher shipment related wages due to increased volumes, contractual wage increases and the resumption of multi-employer union pension contributions. The increase in operating expenses and supplies was a result of higher fuel expenses of $170.8 million or 40.7%, vehicle and facility maintenance of $43.2 million or 20.0%, higher bad debt expense of $8.6 million due to higher volumes and favorable development in 2010 of receivables collectability assumptions due to improvements in revenue management processes, and higher professional services expense of $22.6 million or 21.6% related to an increase in restructuring professional fees as compared to 2010.

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

Nonoperating expenses for 2011 increased $50.6 million or 29.2% compared to 2010 largely due to a fair value adjustment on our derivative liabilities of $79.2 million and restructuring transaction costs of $17.8 million discussed above.

We also recognized a $25.8 million net gain on extinguishment of debt during 2011 primarily related to the retirement of the ABS facility. A loss on extinguishment of debt of $5.9 million was included in the same period of 2010. Further offsetting the increases is a $12.3 million impairment of our equity investment in Jiayu in the second quarter of 2010. The adjustment was required as the estimated fair value, using a discounted cash flow model, was less than our investment. The impairment charge is reflective of a change in revenue growth assumptions in the fair value model. Finally, interest expense for 2011 was $156.2 million compared to $159.2 million in 2010 as a result of various changes resulting from the July 22, 2011 restructuring.

Our effective tax rate for continuing operations for the years ended December 31, 2011 and 2010 was 2.1% and 24.0%, respectively. Significant items impacting the 2011 rate include a state tax provision, a foreign tax provision, certain permanent items, a reduction in the reserve for uncertain tax positions resulting from actual and expected Tax Court settlements and an increase in the valuation allowance established for the net deferred tax asset balance at December 31, 2011. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision or in equity if directly related to other comprehensive income (loss) in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years' earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. Accordingly, as of December 31, 2011 and 2010, we have a full valuation allowance against our net deferred tax assets.

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

In 2011 and 2010, we reported Truckload as a separate segment, which consisted of Glen Moore, a former domestic truckload carrier and represented approximately 2% of our consolidated revenue in both 2011 and 2010. On December 15, 2011, we sold the majority of Glen Moore’s assets to a third party and concluded operations. The Truckload reporting segment reported operating revenue and an operating loss of $98.9 million and $18.9 million in 2011, respectively, compared to operating revenue and an operating loss of $109.6 million and $10.2 million in 2010, respectively.

In 2010, we sold the majority of YRC Logistics and ceased operations of the residual business. As a result, this segment is classified as discontinued operations for all periods presented.

YRC Freight Results

YRC Freight represented 66%, 66% and 67% of our consolidated revenue in 2012, 2011 and 2010, respectively. The table below provides summary financial information for YRC Freight for the years ended December 31:

				Percent Change
(in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Operating revenue	$3,206.9	$3,203.0	$2,884.8	0.1%	11.0%
Operating loss	(37.3)	(88.5)	(170.3)	57.9%	48.0%
Operating ratio(a)	101.2%	102.8%	105.9%	1.6pp	3.1pp

(a)	pp represents the change in percentage points

2012 Compared to 2011

YRC Freight reported operating revenue of $3,206.9 million in 2012, an increase of $3.9 million or 0.1% compared to 2011. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the years ended December 31:

	2012	2011	Percent Change(b)
Workdays	252.0	253.0

Total picked up revenue (in millions) (a)	$3,186.5	$3,182.7	0.1%
Total tonnage (in thousands)	6,815	7,021	(2.9)%
Total tonnage per day (in thousands)	27.04	27.75	(2.5)%
Total shipments (in thousands)	11,791	12,121	(2.7)%
Total shipments per day (in thousands)	46.79	47.91	(2.3)%
Total revenue per hundred weight	$23.38	$22.67	3.1%
Total revenue per shipment	$270	$263	2.9%
Total weight per shipment (in pounds)	1,156	1,158	(0.2)%

(in millions)	2012	2011
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$3,206.9	$3,203.0
Change in revenue deferral and other	(20.4)	(20.3)
Total picked up revenue	$3,186.5	$3,182.7
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not rounded figures presented.

The decreases in the volume measures and the increases in yield measures above are the result of more effective customer mix management. The increase in yield measures was also positively impacted by a more disciplined pricing market.
Operating loss for YRC Freight was $37.3 million in 2012 compared to $88.5 million in 2011. The $3.9 million increase in revenue along with a $47.3 million decrease in cost drove the operating loss improvement. The cost decreases were driven by lower purchased transportation costs of $38.8 million or 8.6%, lower salaries, wages and employees' benefits of $35.6 million or 1.9% and a $10.3 million or 6.0% decrease in other operating expenses. These decreases were partially offset by higher operating expenses and supplies of $35.8 million or 5.0%.

•
The decrease in purchased transportation was primarily a result of lower volumes moved through purchased transportation lines. Our aggregate purchased rail transportation costs decreased 7.2% while all other purchased transportation costs decreased 10.3%.

•
The decrease in salaries, wages and employees' benefits of $35.6 million during 2012 is driven by a $31.5 million decrease in workers' compensation expense primarily driven by safety initiatives and $11.7 million in lower wages due to more efficient workforce deployment. These decreases were partially offset by a $24.5 million increase in benefits resulting from a full year of multi-employer pension contribution expense, as we resumed contributions in June 2011.

•
The reduction in other operating expense was driven by a decrease in our bodily injury and property damage expense due to our system-wide employee safety initiatives and a decrease in cargo claims compared to 2011.

•
Operating expenses and supplies were higher due mostly to increases in equipment maintenance due to our aging fleet, fuel costs as a result of increased diesel prices and professional services compared to 2011.

Gains on disposals of property were $10.0 million in 2012 compared to $10.5 million in 2011.

2011 Compared to 2010

YRC Freight revenue increased $318.2 million million or 11.0% during 2011 versus 2010. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the years ended December 31:

	2011	2010	Percent Change(b)
Workdays	253.0	253.0

Total picked up revenue (in millions) (a)	$3,182.7	$2,852.7	11.6%
Total tonnage (in thousands)	7,021	6,612	6.2%
Total tonnage per day (in thousands)	27.75	26.13	6.2%
Total shipments (in thousands)	12,121	11,413	6.2%
Total shipments per day (in thousands)	47.91	45.11	6.2%
Total revenue per hundred weight	$22.67	$21.57	5.1%
Total revenue per shipment	$263	$250	5.0%
Total weight per shipment (in pounds)	1,158	1,159	(0.1)%

(in millions)	2011	2010
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$3,203.0	$2,884.8
Change in revenue deferral and other	(20.3)	(32.1)
Total picked up revenue	$3,182.7	$2,852.7
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not rounded figures presented.

The increases in the volume measures above were primarily attributable to a moderately improving economic environment and stabilization of our customer base. The yield increases resulted mostly from higher fuel surcharge revenue, which were driven by higher diesel prices in 2011 compared to 2010 as well as a more disciplined industry pricing market.

Operating loss for YRC Freight decreased by $81.8 million in 2011 compared to 2010. Operating revenue increased $318.2 million in 2011 compared to 2010 was partially offset by an increase in operating expenses of $236.4 million. The expense increases consisted primarily of higher salaries, wages and benefits (including equity based compensation expense) of $78.1 million or 4.9%, higher operating expenses and supplies of $131.8 million or 17.8%, higher purchased transportation costs of $39.9 million or 9.7%, and increased other operating expenses of $6.0 million or 3.6%.

•
The increase in salaries, wages and benefits (including equity based compensation expense) of $81.0 million in 2011 was primarily the result of an increase in benefits of $54.8 million compared to the prior year resulting from the resumption of multi-employer pension contribution expense in June 2011, higher costs associated with the contractual health and welfare benefit increase effective August 2011 and increased state unemployment taxes driven by more employees and higher taxes per employee. In addition, the increase was due to higher shipment related wages due to increased business volumes and contractual wage increases. Equity based compensation expense was $10.3 million in 2011 compared to $18.8 million in 2010. The 2011 charge was due to Series B Preferred Stock that was issued to the IBT 401(k) plan. The 2010 charge represented the compensation expense recognized for the March 1, 2010 Second Union Employee Option Plan that provided options in exchange for wage reductions.

•
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

•
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

•
Other operating expenses for 2011 increased by $6.0 million as a result of higher cargo claims expense of $11.6 million due to increased volume and unfavorable claim development compared to 2010. General liability claims expense decreased by $5.2 million due to reduced severity of claims.

We recorded an impairment charge of $3.3 million in 2010 related to a reduction in fair value of the Reimer trade name, primarily due to a decline in expected future revenue. Gains on property disposals of $10.5 million in 2011 compared favorably to losses of $0.5 million in 2010.

Regional Transportation Results

Regional Transportation represented 34%, 32% and 31% of consolidated revenue in 2012, 2011 and 2010, respectively. The table below provides summary financial information for Regional Transportation for the years ended December 31:

				Percent Change
(in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Operating revenue	$1,640.6	$1,554.3	$1,353.9	5.6%	14.8%
Operating income	70.0	32.9	3.1	112.8%	961.3%
Operating ratio(a)	95.7%	97.9%	99.8%	2.2pp	1.9pp

(a)	pp represents the change in percentage points

2012 Compared to 2011

Regional Transportation reported operating revenue of $1,640.6 million for 2012, representing an increase of $86.3 million, or 5.6%, from the same period in 2011. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the years ended December 31:

	2012	2011	Percent Change(b)
Workdays	252.0	252.0

Total picked up revenue (in millions)(a)	$1,641.1	$1,554.3	5.6%
Total tonnage (in thousands)	7,321	7,155	2.3%
Total tonnage per day (in thousands)	29.05	28.39	2.3%
Total shipments (in thousands)	10,002	9,870	1.3%
Total shipments per day (in thousands)	39.69	39.17	1.3%
Total revenue per hundred weight	$11.21	$10.86	3.2%
Total revenue per shipment	$164	$157	4.2%
Total weight per shipment (in pounds)	1,464	1,450	1.0%

(in millions)	2012	2011
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,640.6	$1,554.3
Change in revenue deferral and other	0.5	—
Total picked up revenue	$1,641.1	$1,554.3
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not rounded figures presented.

The increases in the volume measures above was primarily attributable to a moderately improving economic environment and stabilization of our customer base. The yield increases resulted mostly from a more disciplined industry pricing market.

Operating income for Regional Transportation was $70.0 million for 2012, an increase of $37.1 million from the same period in 2011, consisting of a $86.3 million increase in revenue, partially offset by a $49.2 million increase in operating expenses. The increase in operating expenses was driven by a $36.7 million or 4.1% increase in salaries, wages and benefits and a $10.0 million or 2.5% increase in operating expense and supplies.

•
Salaries, wages and employees' benefits expense increased primarily as the result of an increase in benefits compared to the prior year due to a full year of multi-employer pension contribution expense, as we resumed contributions in June 2011, and higher salary and wages due to increased shipment volumes. These increases were offset by a decline in workers' compensation expenses driven by system-wide employee safety initiatives.

•	Operating expenses and supplies increased due to higher costs in the areas of vehicle maintenance driven by our aging fleet and fuel expenses as a result of higher business volumes.

Net losses on property disposals and impairments were $0.7 million in 2012 compared to a gain on property disposals of $2.7 million in 2011.

2011 Compared to 2010

Regional Transportation reported operating revenue of $1,554.3 million for 2011, representing an increase of $200.4 million, or 14.8% from 2010. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the years ended December 31:

	2011	2010	Percent Change(b)
Workdays	252.0	251.5

Total picked up revenue (in millions)(a)	$1,554.3	$1,354.9	14.7%
Total tonnage (in thousands)	7,155	6,584	8.7%
Total tonnage per day (in thousands)	28.39	26.18	8.4%
Total shipments (in thousands)	9,870	9,375	5.3%
Total shipments per day (in thousands)	39.17	37.28	5.1%
Total revenue per hundred weight	$10.86	$10.29	5.6%
Total revenue per shipment	$157	$145	9.0%
Total weight per shipment (in pounds)	1,450	1,405	3.2%

(in millions)	2011	2010
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,554.3	$1,353.9
Change in revenue deferral and other	—	1.0
Total picked up revenue	$1,554.3	$1,354.9
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not rounded figures presented.

Our volume increases in the table above are primarily attributed to a moderately improving economic environment and stabilization of our customer base. A meaningful portion of our regional footprint is concentrated in the Upper Midwest where the recovery in the manufacturing sector provided particularly strong growth in 2011 compared to 2010. The yield increases were driven by higher fuel surcharge revenue associated with higher diesel fuel prices and a more disciplined industry pricing market partially offset by the impact of a slightly higher mix of contractual business which generally has a lower yield.

Operating income for Regional Transportation was $32.9 million for 2011, an improvement of $29.8 million from 2010, consisting of a $200.4 million increase in revenue offset by a $170.7 million increase in operating expenses. Expense increases incurred for salaries, wages and employees' benefits (including equity based compensation expense) of $58.2 million or 6.9%, operating expenses and supplies of $96.5 million or 31.4%, purchased transportation of $15.1 million or 24.5% and other operating expenses of $11.0 million or 15.1% drove the increase.

•
Salaries, wages and employees' benefits expense (including equity based compensation expense) increased $58.2 million due primarily to higher shipment related wages in the current year due to greater volumes, contractual wage increases and the resumption of multi-employer pension contributions in June 2011. Additionally, 2011 expense included non-cash equity based compensation of $4.6 million due to Series B Preferred Stock that was issued to the IBT 401(k) plan in connection with the restructuring that was completed in July 2011. In 2010, we incurred a charge of $6.1 million related to the Second Union Employee Option Plan granted on March 1, 2010 that provided options in exchange for wage reductions.

•
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

•
Other operating expenses increased $11.0 million mainly due to a higher provision for general liability claims due to unfavorable claim development factors as well as increased volume. Additionally, fuel taxes and cargo claims costs were higher primarily due to increased business volumes.

Gains on property disposals were $2.7 million in 2011 compared to losses of $3.6 million in 2010. The 2010 operating income also included an impairment charge of $2.0 million related to a reduction in fair value of the New Penn trade name, primarily due to a decline in expected future revenue.

Certain Non-GAAP Financial Measures

As discussed in the "Our Business" section, we use certain non-GAAP financial measures to assess performance. These measures should be considered in addition to the results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, our GAAP financial measures.

Consolidated Adjusted EBITDA

The reconciliation of operating income (loss) to adjusted EBITDA for the years ended December 31, 2012, 2011 and 2010 is as follows:

(in millions)	2012	2011	2010
Reconciliation of operating income (loss) to adjusted EBITDA:
Operating income (loss)	$24.1	$(138.2)	$(227.9)
Depreciation and amortization	183.8	195.7	201.0
(Gains) losses on property disposals, net	(9.7)	(8.2)	4.3
Letter of credit expense	36.3	35.2	33.4
Restructuring professional fees	3.0	44.0	35.4
Gain (loss) on permitted dispositions and other	(4.0)	6.2	—
Equity based compensation expense	3.8	15.5	31.2
Impairment charges	—	—	5.3
Reimer Finance LP dissolution (foreign exchange)	—	—	5.5
Other nonoperating, net	3.9	3.8	1.2
Add: Truckload EBITDA loss (a)	—	5.2	0.9
Adjusted EBITDA	$241.2	$159.2	$90.3

(a)	Due to the sale of the Glen Moore assets in December 2011, we modified our 2010 and 2011 adjusted EBITDA by the amount of the Truckload EBITDA loss to be comparable to our 2012 calculation.

Consolidated Adjusted Free Cash Flow (Deficit)

The reconciliation of adjusted EBITDA to adjusted free cash flow (deficit) for the years ended December 31, 2012, 2011 and 2010, is as follows:

(in millions)	2012	2011	2010
Adjusted EBITDA	$241.2	$159.2	$90.3
Total restructuring professional fees	(3.0)	(44.0)	(35.4)
Permitted dispositions and other not included in adjusted EBITDA	—	—	(8.2)
Cash paid for interest	(120.5)	(67.5)	(54.2)
Cash paid for letter of credit fees	(38.0)	(16.7)	—
Working Capital cash flows excluding income tax, net	(111.5)	(50.5)	(72.5)
Net cash used in operating activities before income taxes	(31.8)	(19.5)	(80.0)
Cash received (paid) for income taxes, net	5.9	(6.5)	80.7
Net cash provided by (used in) operating activities	(25.9)	(26.0)	0.7
Acquisition of property and equipment	(66.4)	(71.6)	(19.2)
Total restructuring professional fees	3.0	44.0	35.4
Adjusted Free Cash Flow (Deficit)	$(89.3)	$(53.6)	$16.9

Segment Adjusted EBITDA

The following represents adjusted EBITDA by segment for the years ended December 31, 2012, 2011 and 2010 is as follows:

(in millions)	2012	2011	2010
Adjusted EBITDA by segment:
YRC Freight	$104.9	$43.7	$(7.4)
Regional Transportation	140.2	103.1	85.7
Corporate and other	(3.9)	12.4	12.0
Adjusted EBITDA	$241.2	$159.2	$90.3

The reconciliation of operating income (loss), by segment, to adjusted EBITDA for the years ended December 31, 2012, 2011 and 2010 is as follows:

YRC Freight segment (in millions)	2012	2011	2010
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(37.3)	$(88.5)	$(170.3)
Depreciation and amortization	119.8	102.9	108.0
(Gains) losses on property disposals, net	(9.9)	(10.5)	0.5
Letter of credit expense	29.6	28.1	25.8
Equity based compensation expense	—	10.3	18.8
Impairment charges	—	—	3.3
Reimer Finance LP dissolution (foreign exchange)	—	—	5.5
Other nonoperating expenses, net	2.7	1.4	1.0
Adjusted EBITDA	$104.9	$43.7	$(7.4)

Regional Transportation segment (in millions)	2012	2011	2010
Reconciliation of operating loss to adjusted EBITDA:
Operating income	$70.0	$32.9	$3.1
Depreciation and amortization	63.3	61.6	63.6
(Gains) losses on property disposals, net	0.7	(2.7)	3.6
Letter of credit expense	6.2	6.6	6.9
Equity based compensation expense	—	4.6	6.1
Impairment charges	—	—	2.0
Other nonoperating expenses, net	—	0.1	0.4
Adjusted EBITDA	$140.2	$103.1	$85.7

Corporate and other segment (in millions)	2012	2011	2010
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(8.6)	$(63.7)	$(50.5)
Depreciation and amortization	0.7	23.3	20.6
(Gains) losses on property disposals, net	(0.5)	(0.6)	0.2
Letter of credit expense	0.5	0.2	0.3
Restructuring professional fees	3.0	44.0	35.4
Gain (loss) on permitted dispositions and other	(4.0)	6.2	—
Equity based compensation expense	3.8	0.6	6.2
Other nonoperating expenses (income), net	1.2	2.4	(0.2)
Adjusted EBITDA	$(3.9)	$12.4	$12.0

Financial Condition/Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our $400 million ABL facility as well as any prospective net operating cash flows resulting from improvements in operations. As of December 31, 2012, we had cash and cash equivalents and availability under the ABL facility of $251.3 million and the borrowing base under our ABL facility was $369.8 million.

Our principal uses of cash are to fund our operations, including making contributions to our single-employer pension plans and the multi-employer pension funds, and to meet our other cash obligations, including paying cash interest and principal on our funded debt, letter of credit fees under our credit facilities and funding capital expenditures. For the year ended December 31, 2012, our cash flow from operating activities used net cash of $25.9 million.

We have a considerable amount of indebtedness, a substantial portion of which will mature in late 2014 or early 2015. As of December 31, 2012, we had $1,375.4 million in aggregate principal amount of outstanding indebtedness, which may increase over time as a portion of our debt accrues paid-in-kind interest. We intend to restructure or refinance the portions of our debt which will mature in late 2014 and early 2015. The refinancing of these debt obligations is outside of our control and there can be no assurance that such transaction will occur, or if it does occur, on what terms. Our Standard & Poor's credit rating as of December 31, 2012 was 'CCC'.

We also have considerable future funding obligations for our single-employer pension plans and the multi-employer pension funds. We expect our funding obligations for 2013 for our single-employer pension plans and multi-employer pension funds will be $62.6 million and $84.9 million, respectively. In addition, we also have, and will continue to have, substantial operating lease obligations. We expect our operating lease obligations for 2013 to be $52.1 million.

Our gross capital expenditures for the years ended December 31, 2012 and 2011 were $66.4 million and $71.6 million, respectively. These amounts were principally used to fund replacement engines and trailer refurbishments for our revenue fleet, capitalized costs for our network facilities and technology infrastructure. Additionally, for the year ended December 31, 2012, we entered into new operating lease commitments for revenue equipment totaling $67.1 million, with such payment to be made over the average lease term of 3 years. In light of our operating results over the past few years and our liquidity needs, we have deferred certain capital expenditures and expect to continue to do so for the foreseeable future. We plan to procure substantially all of our new revenue equipment using operating leases in 2013 and a portion in 2014 and beyond.

Credit Facility Covenants

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

Minimum Consolidated EBITDA, as defined in our credit facilities, is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees and the results of permitted dispositions and discontinued operations.

We are also required to maintain a minimum cash balance, as defined in our credit facilities, of at least $50.0 million. Starting in August of 2013, this requirement increases to $119.4 million by November 2013. This increase is required to ensure we have sufficient liquidity to pay the outstanding balance of our 6% convertible senior notes, which mature in February of 2014.

We were in compliance with all of our credit facility covenants as of December 31, 2012.

For further information regarding our debt and financing, including our outstanding notes, see our "Debt and Financing" footnote included in Item 8 of this form 10-K.

During the last twelve months, we have put strategies in place that are focused on driving productivity and efficiency improvements. These efforts have concentrated on:

•	improving pricing and shipping volumes as well as customer mix;

•	redeploying shared services and, in turn, driving more autonomy, responsibility and accountability to our operating companies;

•	streamlining operations and our transportation network; and

•	divesting non-core assets;

Our most recent financial forecast indicates that our minimum cash balance covenant represents our highest risk of default. In the event our future operating results indicate that we will not meet our minimum cash balance covenant, we will take actions to improve our liquidity, including (without limitation):

•	repatriating cash from foreign sources;

•	deferring the timing of capital expenditures; and

•	deferring the timing of workers compensation settlement payments;

These actions, if deemed necessary, will allow us to meet any shortfall in our minimum cash balance.

In the event that we fail to meet this or any other financial covenant, we would be considered in default under our credit facilities, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to collateral and we would need to seek an amendment or waiver from our lenders. In the event that our lenders under our credit facilities demand payment, we will not have sufficient cash and cash flows from operations to repay such indebtedness. In addition, a default under our credit facilities or the lenders exercising their remedies thereunder would trigger cross-default provisions in our other indebtedness and certain other operating agreements. Our ability to amend our credit facilities or otherwise obtain waivers from our lenders depends on matters that are outside of our control and there can be no assurance that we will be successful in that regard.

We expect that our cash and cash equivalents, operating results and availability under our credit facilities will be sufficient to allow us to comply with the financial covenants in our credit facilities, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for the foreseeable future, including the next twelve months.

Our ability to satisfy our liquidity needs beyond 2013 is dependent on a number of factors, some of which are outside of our control. These factors include:

•	we must continue to achieve improvements in our operating results which rely upon pricing and shipping volumes;

•
we must continue to comply with covenants and other terms of our credit facilities so as to have access to the borrowings available to us under such credit facilities or otherwise obtain lender approval to modify those covenants;

•	we must secure suitable lease financing arrangements for deferred replacement of revenue equipment;

•	we must continue to implement and realize cost saving measures to match our costs with business levels and to continue to become more efficient;

•
we must be able to generate operating cash flows that are sufficient to meet the minimum cash balance requirement under our credit facilities, cash requirements for pension contributions to our single and multi-employer pension funds, cash interest and principal payments on our funded debt, payments on our equipment leases, letter of credit fees under our credit facilities and for capital expenditures or additional lease payments for new revenue equipment; and

•	we must restructure, or refinance our debt obligations prior to scheduled maturities in 2014 and 2015.

Cash Flow

Operating Cash Flow

Operating cash flow was a use of cash of $25.9 million for the year ended December 31, 2012 compared to a use of cash of $26.0 million during the year ended December 31, 2011. The favorable cash flow impact related to the change in net loss in 2012 was offset by an unfavorable change in our other operating liabilities primarily due to decreases in our workers' compensation and bodily injury and property damage liabilities driven by system-wide employee safety initiatives and settlement payment activity as well as the resumption of a full year of non-union pension payments. Operating cash flow in 2011 was favorably impacted by the deferral of certain fee and interest payments under our debt and financing obligations totaling $43.6 million.

Operating cash flow was a use of cash of $26.0 million during the year ended December 31, 2011 as compared to $0.7 million net cash provided during 2010 due to net income tax payments of $6.5 million in 2011 as compared to net refunds of $80.8 million in 2010. Operating cash flows used by our discontinued operations were $23.9 million for the year ended December 31, 2010, with no corresponding amount in 2011. Operating cash flows in both years were also favorably impacted by the deferral of certain fee and interest payments under our debt and financing obligations of $43.6 million and $88.2 million for the year ended December 31, 2011 and 2010, respectively. Absent these deferrals and this conversion, cash used in operating activities would have increased by these same amounts.

Investing Cash Flow

Investing cash flows provided $19.8 million of cash in 2012 compared to a use of cash of $156.6 million in 2011. The $33.4 million receipt from restricted escrow in 2012 compared favorably to the $155.9 million escrow deposit largely made to satisfy our ABL escrow requirement. See a detailed discussion of 2012 and 2011 capital expenditures below in “Capital Expenditures”.

In 2011, net proceeds from property and equipment decreased by $70.7 million compared to 2010. Gross property and equipment additions for 2011 were $71.6 million versus $19.2 million for 2010 with the increase primarily due to the increased purchase of revenue equipment of $55.6 million versus $14.1 million in 2010. Proceeds on land and structure sales in 2011 were $49.4 million versus $56.5 million in 2010 as we continued to sell excess properties resulting primarily from our network integration efforts. Additionally during 2011, we sold the assets of Glen Moore to a third party and received proceeds of $18.3 million. See a detailed discussion of 2011 and 2010 capital expenditures below in “Capital Expenditures”.

Financing Cash Flow

Net cash provided by financing activities for 2012 was $14.3 million. During 2012, we increased our net borrowings under our ABL facility by $45.0 million, which was offset by the $25.6 million repayment of other long-term debt from asset sale proceeds and $5.1 million in debt issuance costs.

Net cash provided by financing activities for 2011 was $240.1 million. The 2011 activity is a result of $441.6 million of proceeds from the issuance of long-term debt, offset by $46.7 million in debt repayments and by a $122.8 million pay down on the ABS facility and $30.5 million of debt issuance costs. The $441.6 million of long-term debt issued in 2011 consists of proceeds of $100.0 million from the Series B Notes, $262.3 million from the ABL facility, $70.3 million from credit agreement borrowings and $9.0 million from additional lease financing obligations.

Net cash used in financing activities for 2010 was $61.5 million. This was driven by a $23.5 million pay down on the ABS facility, a $30.0 net repayment of other debt, $18.6 million of debt issuance costs and $17.3 million of equity issuance costs offset by $15.9 million in at the market stock issuance of common stock and $12.0 million of stock issued for the 6% Notes.

Capital Expenditures (Proceeds)

Our capital expenditures focus primarily on the replacement of revenue equipment, land and structures purchases and investments in information technology. Our business is capital intensive with significant investments in service center facilities and a fleet of tractors and trailers. We determine the amount and timing of capital expenditures based on numerous factors, including fleet age, service center condition, viability of IT systems, anticipated liquidity levels, economic conditions, new or expanded services, regulatory actions and availability of financing.

The table below summarizes our actual net capital expenditures (proceeds) by type and investments for the years ended December 31:

(in millions)	2012	2011	2010
Acquisition of property and equipment
Revenue equipment	$48.4	$55.6	$14.1
Land and structures	3.9	2.6	1.5
Technology	12.2	9.9	3.6
Other	1.9	3.5	—
Total capital expenditures	66.4	71.6	19.2
Proceeds from disposal of property and equipment
Revenue equipment	(2.6)	(18.1)	(29.2)
Land and structures	(47.8)	(49.4)	(56.5)
Total proceeds	(50.4)	(67.5)	(85.7)
Proceeds from disposition of an affiliate	—	—	(34.3)
Total net capital expenditures (proceeds)	$16.0	$4.1	$(100.8)

During 2012 and 2011, our capital expenditures were primarily for replacement engines and trailer refurbishments for our revenue fleet. During 2010, we curtailed our overall capital expenditures and downsized our fleet. Our technology expenditures increased in 2012 and 2011 versus 2010 as we focused our information technology efforts on improvements to our current technology. We plan to procure substantially all of our new revenue equipment using operating leases in 2013 and a portion in 2014 and beyond.

Our expectation regarding our ability to fund capital expenditures using operating leases is only our forecast regarding this matter. This forecast may be substantially different from actual results. In addition to the factors previously described in “Financial Condition/Liquidity and Capital Resources”, the introduction to “Part I” and the risk factors listed in “Item 1A” of this report, the following factors could affect levels of capital expenditures: the accuracy of our estimates regarding our spending requirements; changes in our strategic direction; the need to spend additional capital on cost reduction opportunities; the need to replace any unanticipated losses in capital assets and our ability to dispose of excess real estate at our anticipated sales price. In addition, our credit facilities contain provisions that restrict our level of capital expenditures.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual obligations and commercial commitments as of December 31, 2012.

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
The Moving Ahead for Progress in the 21st Century Act (“MAP-21”) was signed into law on July 6, 2012.  In 2012, we adopted the minimum funding provisions of this law which provided for the use of longer-term, stabilized interest rate assumptions for measuring pension obligations.  We will continue to make the minimum plan contributions as required by the MAP-21 regulation.
During 2012, our pension expense was $21.7 million and our cash contributions were $75.3 million. Using our current plan assumptions, which include an assumed 7.00% return on assets and a discount rate of 4.28%, we expect to record expense of $19.7 million for the year ended December 31, 2013. Additionally, we expect our cash contributions for our non-union sponsored pension plans for the next five years to be as follows:

(in millions)	Expected Cash Contributions
2013	$62.6
2014	81.2
2015	76.2
2016	77.3
2017	79.6

If future actual asset returns fall short of the 7.00% assumption by 1.00% per year, total cash contributions would be $12.4 million higher over the next five years. If future actual asset returns exceed the 7.00% assumption by 1.00% per year, total cash contributions would be $12.8 million lower over the next five years.

If future interest rates used to determine funding requirements decreased 100 basis points from January 1, 2013 levels, total cash contributions would be $3.1 million higher over the next five years and if interest rates increase 100 basis points from January 1, 2013 levels, total cash contributions would be $15.4 million lower over the next five years. The MAP-21 legislation results in more predictable contributions and limits the impact to funding requirements of declining interest rates over the next five years.

The Company's investment strategy for its pension assets and its related pension contribution funding obligation includes an active interest rate hedging program designed to mitigate the impact of changes in interest rates on each plan's funded position. If the pension discount rate falls, the Company's investment strategy is designed to significantly mitigate such interest rate risk to each pension plan's funded status and the Company's contribution funding obligation. Conversely, if the pension discount rate rises, some portion of the beneficial impact of a rising discount rate on the pension liability will be forgone. The investment program is dynamic and the hedging program is designed to adapt to market conditions.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of December 31, 2012:

	Payments Due by Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Balance sheet obligations:(a)
ABL borrowings, including interest	$41.5	$363.7	$—	$—	$405.2
Long-term debt including interest	34.3	722.1	—	—	756.4
Lease financing obligations	41.0	84.4	86.9	92.7	305.0	(b)
Pension deferral obligations including interest	8.8	136.5	—	—	145.3
Workers’ compensation, property damage and liability claims obligations (d)	106.5	130.7	68.9	149.1	455.2
Off balance sheet obligations:
Operating leases	52.1	67.2	15.9	16.4	151.6
Letter of credit fees	36.7	45.3	—	—	82.0	(c)
Capital expenditures	6.7	—	—	—	6.7
Total contractual obligations	$327.6	$1,549.9	$171.7	$258.2	$2,307.4

(a)
Total liabilities for unrecognized tax benefits as of December 31, 2012 were $29.7 million and are classified on the Company’s consolidated balance sheet within “Claims and Other Liabilities” and are excluded from the table above.

(b)
The lease financing obligation payments represent interest payments of $227.9 million and principal payments of $77.1 million. The remaining principle obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

(c)
The letter of credit fees are related to the cash collateral for our outstanding letters of credit on our previous ABS facility, as well as the amended and restated credit agreement outstanding letters of credit.

(d)	The workers' compensation, property damage and liability claims obligations represent our estimate of future payments for these obligations, not all of which are contractually required.

During 2012, we entered into new operating lease commitments for revenue equipment of $67.1 million, with such lease payments to be made over the average lease term of 3 years.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	1-3 years		3-5 years	After 5 years	Total
Unused line of credit
ABL Facility	$—	$42.6		$—	$—	$42.6
Letters of credit(a)	—	423.2	(b)	—	—	423.2
Surety bonds	64.2	6.9		—	—	71.1
Total commercial commitments	$64.2	$472.7		$—	$—	$536.9

(a)	We hold in restricted escrow $20.0 million, which represents cash collateral for our outstanding letters of credit on our previous ABS facility.

(b)
Under our credit facilities, we hold in restricted escrow $12.4 million of cash related to the net cash proceeds from certain asset sales. This restricted escrow provides additional cash collateral for our outstanding letters of credit.

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

In addition, YRC Freight and Regional Transportation recognize revenue on a gross basis because they are the primary obligors even when other transportation service providers are used who act on their behalf. YRC Freight and Regional Transportation remain responsible to their customers for complete and proper shipment, including the risk of physical loss or damage of the goods and cargo claims issues. Management believes these policies most accurately reflect revenue as earned. Our revenue-related reserves involve three primary estimates: shipments in transit, rerate reserves and uncollectible accounts.

Shipments in Transit

We assign pricing to bills of lading at the time of shipment based primarily on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. For shipments in transit, YRC Freight and Regional Transportation record revenue based on the percentage of service completed as of the period end and accrue delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. Standard transit days are defined as our published service days between origin zip code and destination zip code. Based on historical cost and engineering studies, certain percentages of revenue are determined to be earned during each stage of the shipment cycle, such as initial pick up, long distance transportation, intermediate transfer and customer delivery. Using standard transit times, we analyze each shipment in transit at a particular period end to determine what stage the shipment is in. We apply that stage's percentage of revenue earned factor to the rated revenue for that shipment to determine the revenue dollars earned by that shipment in the current period. The total revenue earned is accumulated for all shipments in transit at a particular period end and recorded as operating revenue. Management believes this provides a reasonable estimation of the portion of in transit revenue actually earned. At December 31, 2012 and 2011, our financial statements included deferred revenue as a reduction to “Accounts Receivable” of $20.0 million and $23.1 million, respectively.

Rerate Reserves

At various points throughout our customer invoicing process, incorrect ratings (i.e. prices) could be identified based on many factors, including weight verifications or updated customer discounts. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. We accrue a reserve for rerating based on historical trends. At December 31, 2012 and 2011, our financial statements included a rerate reserve as a reduction to “Accounts Receivable” of $11.9 million and $16.4 million, respectively.
Uncollectible Accounts

We record an allowance for doubtful accounts primarily based on historical uncollectible amounts. We also take into account known factors surrounding specific customers and overall collection trends. Our process involves performing ongoing credit evaluations of customers, including the market in which they operate and the overall economic conditions. We continually review historical trends and make adjustments to the allowance for doubtful accounts as appropriate. Our allowance for doubtful accounts totaled $9.8 million and $12.0 million as of December 31, 2012 and 2011, respectively.

Claims and Self-Insurance

We are self-insured up to certain limits for workers' compensation, cargo loss and damage, property damage and liability claims. We measure the liabilities associated with workers' compensation and property damage and liability claims primarily through actuarial methods performed by an independent third party. Actuarial methods include estimates for the undiscounted liability for claims reported, for claims incurred but not reported and for certain future administrative costs. These estimates are based on historical loss experience and judgments about the present and expected levels of costs per claim and the time required to settle claims. The effect of future inflation for costs is considered in the actuarial analysis. Actual claims may vary from these estimates due to a number of factors, including but not limited to, accident frequency and severity, claims management, changes in healthcare costs and overall economic conditions. We discount the actuarial calculations of claims liabilities for each calendar year to present value based on the average U.S. Treasury rate, during the calendar year of occurrence, for maturities that match the initial expected payout of the liabilities. As of December 31, 2012 and 2011, we had $437.3 million and $500.7 million accrued for claims and insurance, respectively.

Pension

Effective July 1, 2008, we froze our qualified and nonqualified defined benefit pension plans for all participating employees not covered by collective bargaining agreements. Given the frozen status of the plans, the key estimates in determining pension cost are return on plan assets and discount rate, each of which are discussed below.

Return on Plan Assets

The assumption for expected return on plan assets represents a long-term assumption of our portfolio performance that can impact our pension expense. With $799.4 million of plan assets for the YRC Worldwide funded pension plans, a 100-basis-point decrease in the assumption for expected rate of return on assets would increase annual pension expense by approximately $7.9 million and would have no effect on the underfunded pension liability reflected on the balance sheet.
We believe our 2013 expected rate of return of 7.00% is appropriate based on our investment portfolio as well as a review of other objective indices. Although plan investments are subject to short-term market volatility, we believe they are well diversified and closely managed. Our asset allocation as of December 31, 2012 consisted of 27% equities, 50% in debt securities, and 23% in absolute return investments and as of December 31, 2011 consisted of 25% equities, 50% in debt securities, 22% in absolute return investments and 3% in interest bearing accounts. The 2012 allocation is consistent with the current long-term target asset allocation for the plans which is 25% equities, 48% debt securities and 27% absolute return investments. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately.
Discount Rate

The discount rate refers to the interest rate used to discount the estimated future benefit payments to their present value, also referred to as the benefit obligation. The discount rate allows us to estimate what it would cost to settle the pension obligations as of the measurement date, December 31, and impacts the following year's pension cost. We determine the discount rate by selecting a portfolio of high quality non-callable bonds with interest payments and maturities generally consistent with our expected benefit payments.
Changes in the discount rate can significantly impact our net pension liability. For example, a 100-basis-point decrease in our discount rate would increase our underfunded pension liability by approximately $172.3 million. That same change would have a smaller impact on our annual pension expense, which would decrease by approximately $1.1 million. Changes in the discount rate used for financial reporting do not have a direct impact on cash funding requirements. The discount rate can fluctuate considerably over periods depending on overall economic conditions that impact long-term corporate bond yields. At December 31, 2012 and 2011, we used a discount rate to determine benefit obligations of 4.28% and 5.23%, respectively.
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
As of year-end 2012, the pension plans have net losses of $511.8 million recorded in "accumulated other comprehensive income" and a projected benefit obligation of $1,345.7 million. The average remaining life expectancy of plan participants is approximately 27 years. For 2013, we expect to amortize approximately $14.9 million of the net loss. The comparable amortization amounts for 2012 and 2011 were $9.0 million and $9.6 million, respectively.

Multi-Employer Pension Plans

YRC Freight, New Penn, Holland and Reddaway contribute to 37 separate multi-employer pension plans for employees that our collective bargaining agreements cover (approximately 76% of total YRC Worldwide employees). The pension plans provide defined benefits to retired participants.

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

During the first quarter of 2009 through the third quarter of 2009, we deferred payment of certain of our contributions to multi-employer pension funds. These deferred payments have been expensed and the liability recorded as either debt or deferred contribution obligations. From the third quarter of 2009 through May 2011, our obligations to make certain multi-employer pension contributions under certain of our collective bargaining agreements were temporarily ceased, so no expense was required to be recognized for this period. Effective June 2011, our contribution obligations to the plans resumed at 25% of the rate in effect in July 2009.

In 2006, the Pension Protection Act became law and modified both the Internal Revenue Code (as amended, the “Code”) as it applies to multi-employer pension plans and the Employment Retirement Income Security Act of 1974 (as amended, “ERISA”). The Code and ERISA (in each case, as so modified) and related regulations establish minimum funding requirements for multi-employer pension plans. The funding status of these plans is determined by many factors, including the following factors:

•	the number of participating active and retired employees

•	the number of contributing employers

•	the amount of each employer's contractual contribution requirements

•	the investment returns of the plans

•	plan administrative costs

•	the number of employees and retirees participating in the plan who no longer have a contributing employer

•	the discount rate used to determine the funding status

•	the actuarial attributes of plan participants (such as age, estimated life and number of years until retirement)

•	the benefits defined by the plan

If any of our multi-employer pension plans fail to:

•	meet minimum funding requirements

•	meet a required funding improvement or rehabilitation plan that the Pension Protection Act may require for certain of our underfunded plans

•	obtain from the IRS certain changes to or a waiver of the requirements in how the applicable plan calculates its funding levels or

•	reduce pension benefits to a level where the requirements are met,

we could be required to make additional contributions to our multi-employer pension plans.

If any of our multi-employer pension plans enters critical status and our contributions are not sufficient to satisfy any rehabilitation plan schedule, the Pension Protection Act could require us to make additional contributions to the multi-employer pension plan from five to ten percent of the contributions that our collective bargaining agreements requires until the agreement expires.

If we fail to make our required contributions to a multi-employer plan under a funding improvement or rehabilitation plan or if the benchmarks that an applicable funding improvement plan provides are not met by the end of a prescribed period, the IRS could impose an excise tax on us with respect to the plan. Such an excise tax would then be assessed to the plan's contributing employers, including the Company. These excise taxes are not contributed to the deficient funds, but rather are deposited in the United States general treasury funds. The Company does not believe that the temporary cessation of certain of its contributions to applicable multi-employer pension funds from the third quarter of 2009 through May 2011 will give rise to these excise taxes as we believe these contributions were not required for that period.

Depending on the amount involved, a requirement to increase contributions beyond our contractually agreed rate or the imposition of an excise tax on us could have a material adverse impact on our business, financial condition, liquidity, and results of operations.

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

The Pension Protection Act provides that certain plans with a funded percentage of less than 65%, or that fail other tests, will be deemed to be in critical status. Plans in critical status must create a rehabilitation plan to exit critical status within periods that the Pension Protection Act prescribes. We believe that based on information obtained from public filings and from plan administrators and trustees, many of the multi-employer pension plans in which we participate, including The Central States Southeast and Southwest Areas Pension Plan and Road Carriers Local 707 Pension Fund, are in critical status.  If the funding of the multi-employer pension plans does not reach certain goals (including those required not to enter endangered or critical status or those required by a plan's funding improvement or rehabilitation plan), our pension expenses could further increase upon the expiration of our collective bargaining agreements.

We believe that based on information obtained from public filings and from plan administrators and trustees, our portion of the contingent liability in the case of a full withdrawal or termination from all of the multi-employer pension plans would be an estimated $10 billion on a pre-tax basis. Our applicable subsidiaries have no current intention of taking any action that would subject us to payment of material withdrawal obligations.

Property and Equipment and Definite Life Intangibles

Impairment Testing

We review property and equipment and definite life intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

We believe that the accounting estimate related to asset impairment is a critical accounting estimate because: (1) it requires our management to make assumptions about future revenues and expenses over the life of the asset, and (2) the impact that recognizing an impairment would have on our financial position, as well as our results of operations, could be material. Management's assumptions about future revenues and expenses require significant judgment because actual revenues and expenses have fluctuated in the past and may continue to do so. In estimating future revenues and expenses, we use our internal business forecasts. We develop our forecasts based on recent revenue and expense data for existing services and other industry and economic factors. To the extent that the Company is unable to achieve forecasted improvements in shipping volumes and pricing initiatives or realize forecasted cost savings, the Company may incur significant impairment losses on property and equipment or intangible assets.

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

Tires

The cost of replacement tires are expensed at the time those tires are placed into service, as is the case with other repairs and maintenance costs. The cost of tires on newly-acquired revenue equipment is capitalized and depreciated over the estimated useful life of the related equipment.

Indefinite Life Intangibles

Indefinite life intangibles are assessed at least annually for impairment or more frequently if indicators of impairment exist. Indefinite life intangibles, primarily tradenames, are tested by comparing the carrying amount to fair value using the relief from royalty method (an income approach).

We believe that the accounting estimate related to indefinite life intangibles is a critical accounting estimate because (1) it requires our management to make assumptions about fair values, and (2) the impact of recognizing an impairment could be material to our financial position, as well as our results of operations. Management's assumptions about fair values require considerable judgment because changes in broad economic factors and industry factors can result in variable and volatile fair values. Assumptions with respect to rates used to discount cash flows, a key input, are dependent upon interest rates and the cost of capital at a point in time.

Accounting for Income Taxes

We use the liability method to reflect income taxes on our financial statements. We recognize deferred tax assets and liabilities by applying enacted tax rates to the differences between the carrying value of existing assets and liabilities and their respective tax basis and to loss carryforwards. Tax credit carryforwards are recorded as deferred tax assets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change occurs. We assess the validity of deferred tax assets and loss and tax credit carryforwards and provide valuation allowances when we determine, based on the weight of evidence, it is more likely than not that such assets, losses, or credits will not be realized. Changes in valuation allowances are included in our tax provision or in equity if directly related to other comprehensive income (loss) in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years' earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. We have not recognized deferred taxes relative to foreign subsidiaries' earnings that are deemed to be permanently reinvested. Any related taxes associated with such earnings are not material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, foreign exchange rates and fuel prices.

Interest Rates

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we utilize both fixed rate and variable rate financial instruments with varying maturities. At December 31, 2012, we had approximately 33% of our outstanding debt at fixed rates. If interest rates for our variable rate long-term debt had averaged 10% more during the year, our interest expense would have increased, and income before taxes would have decreased by $1.5 million and $1.7 million for the years ended December 31, 2012 and 2011, respectively.

The table below provides information regarding the interest rates on our fixed-rate debt as of December 31, 2012.

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Fixed-rate debt	$0.3	$69.4	$382.1	$—	—	—	$451.8
Interest rate	5.0%	6.0%	3.0-18.0%

Foreign Exchange Rates

Revenue, operating expenses, assets and liabilities of our Canadian and Mexican subsidiaries and our Chinese joint venture are denominated in local currencies, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not significant to our consolidated financial position or results of operations.

Fuel Prices

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

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries

(Dollars in millions except share and per share data)	December 31, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$208.7	$200.5
Restricted amounts held in escrow	20.0	59.7
Accounts receivable, less allowances of $9.8 and $12.0	460.1	476.8
Fuel and operating supplies	27.4	25.9
Deferred income taxes, net	—	31.6
Prepaid expenses and other	57.9	43.5
Total current assets	774.1	838.0
Property and Equipment:
Cost	2,869.0	3,074.9
Less – accumulated depreciation	(1,677.6)	(1,738.3)
Net property and equipment	1,191.4	1,336.6
Intangibles, net	99.2	117.5
Restricted amounts held in escrow	102.5	96.3
Other assets	58.3	97.4
Total Assets	$2,225.5	$2,485.8
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$162.0	$151.7
Wages, vacations and employees’ benefits	190.9	210.4
Claims and insurance accruals	156.2	178.0
Other current and accrued liabilities	77.0	125.9
Current maturities of long-term debt	9.1	9.5
Total current liabilities	595.2	675.5
Other Liabilities:
Long-term debt, less current portion	1,366.3	1,345.2
Deferred income taxes, net	—	31.7
Pension and postretirement	548.8	440.3
Claims and other liabilities	344.3	351.6
Shareholders’ Deficit:
Cumulative preferred stock, $1 par value per share - authorized 5,000,000 shares:
Series A Preferred stock, shares issued 1 and 0, liquidation preference $1 and $0	—	—
Series B Preferred stock, shares issued 0 and 0, liquidation preference $0 and $0	—	—
Common stock, $0.01 par value per share - authorized 33,333,333 shares, issued 7,976,000 and 6,847,000 shares	0.1	0.1
Capital surplus	1,926.5	1,903.0
Accumulated deficit	(2,070.6)	(1,930.2)
Accumulated other comprehensive loss	(392.4)	(234.1)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total YRC Worldwide Inc. shareholders’ deficit	(629.1)	(353.9)
Non-controlling interest	—	(4.6)
Total shareholders’ deficit	(629.1)	(358.5)
Total Liabilities and Shareholders’ Deficit	$2,225.5	$2,485.8

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(Dollars in millions except per share data, shares in thousands)	2012	2011	2010
Operating Revenue	$4,850.5	$4,868.8	$4,334.6
Operating Expenses:
Salaries, wages and employees’ benefits	2,782.7	2,798.2	2,671.5
Equity based compensation expense	3.8	15.5	31.2
Operating expenses and supplies	1,128.9	1,194.5	945.3
Purchased transportation	488.8	535.4	455.8
Depreciation and amortization	183.8	195.7	201.0
Other operating expenses	248.1	275.9	248.1
(Gains) losses on property disposals, net	(9.7)	(8.2)	4.3
Impairment charges	—	—	5.3
Total operating expenses	4,826.4	5,007.0	4,562.5
Operating Income (Loss)	24.1	(138.2)	(227.9)
Nonoperating Expenses:
Interest expense	150.8	156.2	159.2
Equity investment impairment	30.8	—	12.3
Fair value adjustment of derivative liabilities	—	79.2	—
(Gain) loss on extinguishment of debt	—	(25.8)	5.9
Interest income	(0.7)	(0.4)	(0.3)
Restructuring transaction costs	—	17.8	—
Other, net	(5.3)	(3.3)	(4.1)
Nonoperating expenses, net	175.6	223.7	173.0
Loss from Continuing Operations Before Income Taxes	(151.5)	(361.9)	(400.9)
Income tax benefit from Continuing Operations	(15.0)	(7.5)	(96.2)
Net Loss from Continuing Operations	(136.5)	(354.4)	(304.7)
Net Loss from Discontinued Operations, net of tax	—	—	(23.1)
Net Loss	(136.5)	(354.4)	(327.8)
Less: Net Income (Loss) Attributable to Non-Controlling Interest	3.9	(3.1)	(2.0)
Net Loss Attributable to YRC Worldwide Inc.	(140.4)	(351.3)	(325.8)
Amortization of beneficial conversion feature on preferred stock	—	(58.0)	—
Net Loss Attributable to Common Shareholders	$(140.4)	$(409.3)	$(325.8)

Average Common Shares Outstanding – Basic and Diluted	7,311	2,087	132

Basic and Diluted Loss Per Share:
Loss from continuing operations attributable to YRC Worldwide Inc.	$(19.20)	$(196.12)	$(2,293.30)
Loss from discontinued operations, net of tax	—	—	(174.87)
Net Loss Per Share	(19.20)	(196.12)	(2,468.17)

Amounts Attributable to YRC Worldwide Inc. Common Shareholders
Loss from continuing operations, net of tax	$(140.4)	$(409.3)	$(302.7)
Loss from discontinued operations, net of tax	—	—	(23.1)
Net Loss Attributable to Common Shareholders	$(140.4)	$(409.3)	$(325.8)
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE LOSS
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(in millions)	2012	2011	2010
Net loss	$(136.5)	$(354.4)	$(327.8)
Other comprehensive income (loss), net of tax:
Pension:
Net actuarial gains (losses) and other adjustments	(169.1)	(3.6)	(105.4)
Less amortization of prior losses	9.0	9.6	3.9
Changes in foreign currency translation adjustments	1.8	(0.5)	6.4
Other comprehensive income (loss)	(158.3)	5.5	(95.1)
Less comprehensive income (loss) attributable to non-controlling interest	3.9	(3.1)	(2.0)
Comprehensive loss attributable to YRC Worldwide Inc.	$(298.7)	$(345.8)	$(420.9)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Year Ended December 31

(in millions)	2012	2011	2010
Operating Activities:
Net loss	$(136.5)	$(354.4)	$(327.8)
Noncash items included in net loss:
Depreciation and amortization	183.8	195.7	205.9
Paid-in-kind interest on Series A Notes and Series B Notes	29.2	13.1	—
Amortization of deferred debt costs	5.6	23.7	46.2
Equity based compensation expense	3.8	15.5	31.2
Deferred income tax expense (benefit)	3.8	(0.2)	(64.1)
Equity investment impairment	30.8	—	12.3
Impairment charges	—	—	5.3
Losses (gains) on property disposals, net	(9.7)	(8.2)	5.7
Fair value adjustment of derivative liabilities	—	79.2	—
Gain on extinguishment of debt	—	(25.8)	5.9
Restructuring transaction costs	—	17.8	—
Other noncash items	(3.3)	(3.7)	(3.1)
Changes in assets and liabilities, net:
Accounts receivable	13.5	(36.3)	4.9
Accounts payable	13.5	5.0	(15.8)
Other operating assets	3.6	(5.2)	46.8
Other operating liabilities	(164.0)	57.8	47.3
Net cash (used in) provided by operating activities	(25.9)	(26.0)	0.7
Investing Activities:
Acquisition of property and equipment	(66.4)	(71.6)	(19.2)
Proceeds from disposal of property and equipment	50.4	67.5	85.7
Restricted escrow receipts (deposits), net	33.4	(155.9)	—
Disposition of affiliate, net	—	—	34.3
Other, net	2.4	3.4	5.2
Net cash provided by (used in) investing activities	19.8	(156.6)	106.0
Financing Activities:
Asset backed securitization payments, net	—	(122.8)	(23.5)
Issuance of long-term debt	45.0	441.6	230.2
Repayment of long-term debt	(25.6)	(46.7)	(260.2)
Debt issuance costs	(5.1)	(30.5)	(18.6)
Equity issuance costs	—	(1.5)	(17.3)
Equity issuance proceeds	—	—	15.9
Stock issued in connection with the 6% Notes	—	—	12.0
Net cash provided by (used in) financing activities	14.3	240.1	(61.5)
Net Increase In Cash and Cash Equivalents	8.2	57.5	45.2
Cash and Cash Equivalents, Beginning of Period	200.5	143.0	97.8
Cash and Cash Equivalents, End of Period	$208.7	$200.5	$143.0

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS (CONTINUED)
YRC Worldwide Inc. and Subsidiaries
For the Year Ended December 31

(in millions)	2012	2011	2010
Supplemental Cash Flow Information:
Interest paid	$(120.5)	$(67.5)	$(54.2)
Letter of credit fees paid	(38.0)	(16.7)	—
Interest deferred	—	43.6	88.2
Income tax (payment) refund, net	5.9	(6.5)	80.8
Pension contribution deferral transferred to debt	—	—	4.4
Lease financing transactions	—	9.0	46.6
Debt redeemed for equity consideration	20.3	8.7	—
Interest paid in stock for the 6% notes	—	2.1	2.0
Deferred interest and fees converted to equity	—	43.2	—
Debt issuance cost paid in stock	—	—	3.0
The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(in millions)	2012	2011	2010
Preferred Stock:
Beginning balance	$—	$—	$4.3
Issuance of equity in exchange for debt	—	5.0	—
Conversion of preferred shares to common shares	—	(5.0)	(4.3)
Ending balance	$—	$—	$—
Common Stock:
Beginning and ending balance	$0.1	$0.1	$0.1
Capital Surplus:
Beginning balance	$1,903.0	$1,643.7	$1,577.3
Conversion of preferred shares to common shares	—	58.1	4.3
Conversion feature embedded in the Series A Notes	—	26.5	—
Conversion feature embedded in the Series B Notes	—	106.8	—
Issuance of equity upon conversion of Series B Notes	20.3	8.7	—
Beneficial conversion feature on preferred stock	—	58.0	—
Shares issued in connection with ABS amendment	—	—	3.1
At the market issuances of common stock (net of transaction costs)	—	—	15.4
Beneficial conversion feature of the 6% Notes	—	—	3.3
Stock issued in connection with the 6% Notes	—	—	12.0
Interest paid in stock for the 6% Notes	—	2.1	2.0
Issuance of equity in exchange for debt and interest (net of transaction costs)	—	—	(2.0)
Equity issuance costs	—	(1.5)	—
Share-based compensation	3.2	0.6	28.3
Ending balance	$1,926.5	$1,903.0	$1,643.7
Accumulated Deficit:
Beginning balance	$(1,930.2)	$(1,520.9)	$(1,195.1)
Amortization of conversion feature on preferred stock	—	(58.0)	—
Net loss attributable to YRC Worldwide Inc.	(140.4)	(351.3)	(325.8)
Ending balance	$(2,070.6)	$(1,930.2)	$(1,520.9)
Accumulated Other Comprehensive Income (Loss):
Beginning balance	$(234.1)	$(239.6)	$(144.5)
Pension, net of tax:
Net pension losses and other adjustments	(169.1)	(3.6)	(105.4)
Amortization of prior net losses	9.0	9.6	3.9
Foreign currency translation adjustments	1.8	(0.5)	6.4
Ending balance	$(392.4)	$(234.1)	$(239.6)

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT (CONTINUED)
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31
(Amounts in millions)

(in millions)	2012	2011	2010
Treasury Stock, At Cost:
Beginning and ending balance	$(92.7)	$(92.7)	$(92.7)
Noncontrolling Interest:
Beginning balance	$(4.6)	$(1.9)	$—
Net income (loss) attributable to the noncontrolling interest	3.9	(3.1)	(2.0)
Other	0.7	0.4	0.1
Ending Balance	$—	$(4.6)	$(1.9)
Total Shareholders’ Deficit	$(629.1)	$(358.5)	$(211.3)
The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YRC Worldwide Inc. and Subsidiaries

1. Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide”, the "Company”, “we”, “us” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries and its interests in certain joint ventures offers its customers a wide range of transportation services. YRC Worldwide has one of the largest, most comprehensive less-than-truckload ("LTL") networks in North America with local, regional, national and international capabilities. Through its team of experienced service professionals, YRC Worldwide offers industry-leading expertise in heavyweight shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

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

In 2010 and 2011, we reported a Truckload reporting segment, which consisted of Glen Moore, a former domestic truckload carrier. On December 15, 2011, we sold the majority of Glen Moore's assets to a third party and concluded its operations.

In 2010, we sold the majority of YRC Logistics and ceased operations of the residual unsold business. As a result, this segment is classified as discontinued operations for all periods presented.

2. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of YRC Worldwide and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We report on a calendar year basis. The quarters of the Regional Transportation companies (with the exception of New Penn) consist of thirteen weeks that end on a Saturday either before or after the end of March, June and September, whereas all other operating segment quarters end on the natural calendar quarter end. Our investment in the non-majority owned affiliate in which we do not have control where the entity is either not a variable interest entity or YRC Worldwide is not the primary beneficiary is accounted for on the equity method. Other comprehensive loss attributable to our non-controlling interest was not significant for any period presented. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

Accounting policies refer to specific accounting principles and the methods of applying those principles to fairly present our financial position and results of operations in accordance with generally accepted accounting principles. The policies discussed below include those that management has determined to be the most appropriate in preparing our financial statements.

Reverse Stock Splits

The board of directors approved a reverse stock split effective December 1, 2011 at a ratio of 1:300. This reverse stock split was effective on NASDAQ on December 2, 2011. The board of directors also approved a reverse stock split effective September 30, 2010 at a ratio of 1:25. This reverse stock split was effective on NASDAQ on October 1, 2010. Fractional shares were not issued in connection with the reverse stock splits, but were collected and pooled by our transfer agent and sold in the open market and the proceeds were allocated to the stockholders' respective accounts pro rata in exchange for their fractional shares. Shareholders' Equity (Deficit) has been retroactively adjusted to give effect to the reverse stock splits for all periods presented by reclassifying from Common stock to Capital surplus, the par value of the share reduction in connection with the reverse splits. All share numbers and per share amounts in the consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted to give effect to the reverse stock splits.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly liquid investments purchased with maturities of three months or less. Under the Company's cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes which are classified within accounts payable in the accompanying consolidated balance sheets. The change in book overdrafts are reported as a component of operating cash flows for accounts payable as they do not represent bank overdrafts.

Concentration of Credit Risks and Other

We sell services and extend credit based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. We monitor our exposure for credit losses and maintain allowances for anticipated losses.

At December 31, 2012, approximately 76% of our labor force is subject to collective bargaining agreements, which predominantly expire in March 2015. In January 2009, the primary labor agreement was modified to reflect a 10% reduction in all wages, inclusive of scheduled increases, through the remaining life of the agreement. The modification also suspended any cost of living increases. In July 2009, the primary labor agreement was again modified to reflect an additional 5% reduction in all wages through the remaining life of the agreement. In September 2010, we modified the primary labor agreement to extend the expiration date from March 31, 2013 to March 31, 2015. The modification also extended the temporary cessation of multi-employer pension plan contributions to June 1, 2011 at which time we began contributing at the rate of 25% of the contribution rate as of July 1, 2009. Additionally the modification extended the 15% wage reductions but provided for wage increases in 2013 and 2014 and provided for significant changes in work rules.

Revenue Recognition

For shipments in transit, we record revenue based on the percentage of service completed as of the period end and accrue delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. Standard transit days are defined as our published service days between origin zip code and destination zip code. Based on historical cost and engineering studies, certain percentages of revenue are determined to be earned during each stage of the shipment cycle, such as initial pick up, long distance transportation, intermediate transfer and customer delivery. Using standard transit times, we analyze each shipment in transit at a particular period end to determine what stage the shipment is in. We apply that stage's percentage of revenue earned factor to the rated revenue for that shipment to determine the revenue dollars earned by that shipment in the current period. The total revenue earned is accumulated for all shipments in transit at a particular period end and recorded as operating revenue.

In addition, we recognize revenue on a gross basis because we are the primary obligors even when we use other transportation service providers who act on our behalf. We remain responsible to our customers for complete and proper shipment, including the risk of physical loss or damage of the goods and cargo claims issues. We assign pricing to bills of lading at the time of shipment based primarily on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. At various points throughout our process, incorrect ratings could be identified based on many factors, including weight verifications or updated customer discounts. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. We accrue a reserve for rerating based on historical trends. At December 31, 2012 and 2011, our financial statements included a rerate reserve as a reduction to “Accounts Receivable” of $11.9 million and $16.4 million, respectively.

Uncollectible Accounts

We record an allowance for doubtful accounts primarily based on historical uncollectible amounts. We also take into account known factors surrounding specific customers and overall collection trends. Our process involves performing ongoing credit evaluations of customers, including the market in which they operate and the overall economic conditions. We continually review historical trends and make adjustments to the allowance for doubtful accounts as appropriate. Our allowance for doubtful accounts totaled $9.8 million and $12.0 million as of December 31, 2012 and 2011, respectively.

Discontinued Operations

In June 2010, we entered into an Equity Interest Purchase Agreement (the “Agreement”) with CEG Holdings, Inc. (now known as MIQ Holdings, Inc.) (“CEG”), a subsidiary of Austin Ventures, to sell the majority of YRC Logistics. In addition, certain other operations included in the YRC Logistics segment ceased during the quarter ended June 30, 2010. Accordingly, the results of operations of our YRC Logistics segment are separately presented as discontinued operations for all periods presented. The financial results included in discontinued operations for the year ended December 31, 2010 are as follows:

(in millions)
Revenue	$194.2
Operating loss	(14.0)
Loss from operations before income tax provision	(18.3)
Income tax provision	4.8
Net loss from discontinued operations	$(23.1)

Foreign Currency

Our functional currency is the U.S. dollar, whereas, our foreign operations utilize the local currency as their functional currency. Accordingly, for purposes of translating foreign subsidiary financial statements to the U.S. dollar reporting currency, assets and liabilities of our foreign operations are translated at the fiscal year end exchange rates and income and expenses are translated monthly at the average exchange rates for each respective month. Foreign currency gains and losses resulting from foreign currency transactions resulted in a $2.0 million net gain, $5.2 million net gain and a $8.4 million net gain during 2012, 2011 and 2010, respectively, and are included in “Other nonoperating (income) expense” and “Net income (loss) from discontinued operations, net of tax” in the accompanying statements of consolidated operations. Approximately $5.5 million of the 2010 gain relates to the recognition of foreign currency translation adjustment from the dissolution of a certain wholly owned subsidiary.

Claims and Insurance Accruals

Claims and insurance accruals, both current and long-term, reflect the estimated settlement cost of claims for workers' compensation, cargo loss and damage, and property damage and liability that insurance does not cover. We establish and modify reserve estimates for workers' compensation and property damage and liability claims primarily upon actuarial analyses prepared by independent actuaries. These reserves are discounted to present value using a risk-free rate based on the year of occurrence. The risk-free rate is the U.S. Treasury rate for maturities that match the expected payout of such claims and was 0.4%, 0.8% and 1.1% for workers' compensation claims incurred for the years ended and as of December 31, 2012, 2011 and 2010, respectively. The rate was 0.3%, 0.5% and 0.7% for property damage and liability claims incurred for the years ended and as of December 31, 2012, 2011 and 2010, respectively. The process of determining reserve requirements utilizes historical trends and involves an evaluation of accident frequency and severity, claims management, changes in health care costs and certain future administrative costs. The effect of future inflation for costs is considered in the actuarial analysis. Adjustments to previously established reserves are included in operating results in the year of adjustment. As of December 31, 2012 and 2011, we had $437.3 million and $500.7 million, respectively, accrued for claims and insurance. The claims and insurance liabilities for YRC Logistics, which is included in our discontinued operations, were not assumed by CEG and therefore are still included in our outstanding liabilities.

Expected aggregate undiscounted amounts and material changes to these amounts as of December 31 are presented below:

(in millions)	Workers' Compensation	Property Damage and Liability Claims	Total
Undiscounted amount at December 31, 2010	$446.6	$102.1	$548.7
Estimated settlement cost for 2011 claims	106.9	32.4	139.3
Claim payments, net of recoveries	(124.5)	(66.5)	(191.0)
Change in estimated settlement cost for older claim years	20.6	11.9	32.5
Undiscounted amount at December 31, 2011	$449.6	$79.9	$529.5
Estimated settlement cost for 2012 claims	100.4	27.4	127.8
Claim payments, net of recoveries	(140.9)	(43.7)	(184.6)
Change in estimated settlement cost for older claim years	(19.0)	1.5	(17.5)
Undiscounted settlement cost estimate at December 31, 2012	$390.1	$65.1	$455.2
Discounted settlement cost estimate at December 31, 2012	$351.2	$65.1	$416.3

In addition to the amounts above, settlement cost amounts for cargo claims and other insurance related amounts, none of which are discounted, totaled $21.0 million and $20.4 million at December 31, 2012 and 2011, respectively.

Estimated cash payments to settle claims which were incurred on or before December 31, 2012, for the next five years and thereafter are as follows:

(in millions)	Workers' Compensation	Property Damage and Liability Claims	Total
2013	$84.1	$22.4	$106.5
2014	58.5	17.3	75.8
2015	42.5	12.4	54.9
2016	33.0	6.8	39.8
2017	25.7	3.4	29.1
Thereafter	146.3	2.8	149.1
Total	$390.1	$65.1	$455.2

Stock Compensation Plans

We have various stock-based employee compensation plans, which are described more fully in the "Stock Compensation Plans" footnote to our consolidated financial statements. We recognize compensation costs for non-vested shares and compensation cost for all share-based payments (i.e., options) based on the grant date fair value. Additionally, we recognize compensation cost for all share-based payments granted on a straight-line basis over the requisite service period (generally three to four years) based on the grant-date fair value.

Property and Equipment

The following is a summary of the components of our property and equipment at cost as of December 31:

(in millions)	2012	2011
Land	$269.6	$276.4
Structures	825.8	895.5
Revenue equipment	1,442.8	1,426.5
Technology equipment and software	127.0	267.3
Other	203.8	209.2
Total cost	$2,869.0	$3,074.9

We carry property and equipment at cost less accumulated depreciation. We compute depreciation using the straight-line method based on the following service lives:

Years
Structures	10 - 30
Revenue equipment	10 - 20
Technology equipment and software	3 - 7
Other	3 - 10

We charge maintenance and repairs to expense as incurred, and capitalize replacements and improvements when these costs extend the useful life of the asset. We utilize certain terminals and equipment under operating leases. Leasehold improvements are capitalized and amortized over the remaining lease term.

Our investment in technology equipment and software consists primarily of customer service and freight management equipment and related software. We have capitalized certain costs associated with developing or obtaining internal-use software for the years ended December 31, 2012, 2011 and 2010, which were not significant.

For the years ended December 31, 2012, 2011 and 2010, depreciation expense was $165.2 million, $173.8 million, and $181.1 million, respectively.

The cost of replacement tires are expensed at the time those tires are placed into service, as is the case with other repair and maintenance costs. The cost of tires on newly acquired revenue equipment is capitalized and depreciated over the estimated useful life of the related equipment.

Impairment of Long-Lived Assets

If facts and circumstances indicate that the carrying amount of held-and-used identifiable amortizable intangibles and property, plant and equipment may be impaired, we perform an evaluation of recoverability in accordance with FASB ASC Topic 360. Our evaluation compares the estimated future undiscounted cash flows associated with the asset or asset group to its carrying amount to determine if a reduction to the carrying amount is required. The carrying amount of an impaired asset would be reduced to fair value if the estimated undiscounted cash flows are insufficient to recover the carrying value of the asset group. We performed impairment reviews for held-and-used long-lived assets during the years ended December 31, 2012, 2011 and 2010 in connection with an update of our internal business forecasts that considered current economic conditions and results of operations.

Impairment of Equity Method Investments

During the year ended December 31, 2012, we determined that the estimated fair value of JHJ International Transportation Company, Ltd ("JHJ"), a 50% owned equity investment, did not exceed its carrying amount and resulted in an impairment charge of $30.8 million. This determination was based upon market information we obtained in the fourth quarter of 2012 (a Level 3 fair value measurement). This impairment charge was recorded in equity investment impairment in the "Corporate and Other" segment in the accompanying statements of consolidated operations.

During the year ended December 31, 2011, we determined the estimated fair value of Jiayu, a 65% owned equity investment at the time, did not exceed its carrying amount and resulted in an impairment charge of $1.3 million on the property, plant and equipment, primarily based on the used revenue equipment market in China (a Level 3 fair value measurement), and $2.7 million on the intangibles. These impairment charges were recorded in depreciation and amortization in the "Corporate and Other" segment in the accompanying statements of consolidated operations for the year ended December 31, 2011.

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

At December 31, 2012 and 2011, our accrued asset retirement obligations totaled $5.7 million and $6.7 million, respectively. These amounts are included in “Other current and accrued liabilities” in the accompanying consolidated balance sheets.

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

At December 31, 2012 and December 31, 2011, the net book value of assets held for sale was approximately $7.3 million and $39.1 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets. We recorded charges of $13.2 million, $17.9 million and $31.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, to reduce properties held for sale to estimated fair value, less cost to sell. These charges are included in “(Gains) losses on property disposals, net” in the accompanying statements of consolidated operations.

Earnings from Equity Method Investments

We account for the ownership of our joint venture under the equity method and accordingly, recognize our share of the respective joint ventures earnings in “Other nonoperating (income) expense” in the accompanying statements of operations.

The following reflects the components of these results for the years ended December 31:

(in millions)	2012	2011	2010
Our share of joint venture earnings	$(1.9)	$(2.7)	$(0.8)
Additional depreciation and amortization as required by purchase accounting	—	—	1.1
Impairment charge	30.8	—	12.3
Net equity method (earnings) losses	$28.9	$(2.7)	$12.6

The presentation above only includes Jiayu earnings through March 31, 2010, as this entity's financial information was consolidated as of April 1, 2010 through the first quarter of 2012. See the "Investment" footnote to our consolidated financial statements below for additional details.

Fair Value of Financial Instruments

We determined fair value measurements used in our consolidated financial statements based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1: Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•
Level 2: Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3: Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The asset's or liability's fair value measurement level with the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs.

The valuation methodologies described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. We believe that our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial statements could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used at December 31, 2012 and 2011.

The following tables summarize the fair value hierarchy of our financial assets held at fair value on a recurring basis, which consists of our restricted cash held in escrow:

		Fair Value Measurement at December 31, 2012
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$20.0	$20.0	$—	$—
Restricted amounts held in escrow-long term	102.5	102.5	—	—
Total assets at fair value	$122.5	$122.5	$—	$—

		Fair Value Measurement at December 31, 2011
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$59.7	$59.7	$—	$—
Restricted amounts held in escrow-long term	96.3	96.3	—	—
Total assets at fair value	$156.0	$156.0	$—	$—

Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these instruments.

3. Investment

Shanghai Jiayu Logistics Co., Ltd.

On August 19, 2008, we completed the purchase of a 65% equity interest in Shanghai Jiayu Logistics Co., Ltd. (“Jiayu”), a Shanghai, China ground transportation company with a purchase price of $59.4 million. Through March 31, 2010, we accounted for our 65% ownership interest in Jiayu as an equity method investment as the rights of the minority shareholder were considered extensive and allowed for his ability to veto many business decisions. These rights were primarily provided as a part of the General Manager role held by the minority shareholder. Effective April, 1, 2010, the minority shareholder no longer had a role in managing the operations of the business which changed the conclusions from an accounting perspective regarding the relationship of this joint venture and required that we consolidate Jiayu in our financial statements effective April 1, 2010. The results of operations for Jiayu were included in our ‘Corporate and other’ reporting segment from April 1, 2010 to February 29, 2012. In an effort to focus on our core operations, we entered into an agreement in March 2012 to sell our 65% equity interest in Jiayu to the minority shareholder. The transaction closed during the fourth quarter of 2012. At the time the agreement was entered into, management control was passed to the minority shareholder and, as a result, we deconsolidated our interest in Jiayu during March 2012 and returned to accounting for our ownership interest as an equity method investment. Based on the March 2012 agreement, we recorded our equity method investment at its estimated fair value of $0 and wrote off a $12.0 million note receivable from Jiayu. After consideration of the non-controlling interest and other factors, we recognized a loss of $4.2 million upon the deconsolidation of our investment during 2012. Additionally, the noncontrolling interest was allocated a $4.2 million gain on this transaction.

4. Intangibles

Definite Life Intangibles

The components of amortizable intangible assets are as follows at December 31:

		2012		2011
	Weighted	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
(in millions)	Life (years)	Amount	Amortization	Amount	Amortization
Customer related	12	$198.2	$(129.1)	$200.2	$(112.6)
Marketing related	0	2.4	(2.4)	4.1	(4.1)
Technology based	0	24.2	(24.2)	24.2	(24.2)
Intangible assets		$224.8	$(155.7)	$228.5	$(140.9)

Amortization expense for intangible assets recognized on a straight line basis was $18.6 million, $21.9 million and $19.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, including our discontinued operations. Estimated amortization expense for the next five years is as follows:

(in millions)	2013	2014	2015	2016	2017
Estimated amortization expense	$18.6	$18.6	$18.3	$13.6	$—

Indefinite Life Intangibles

The following table shows the changes in the carrying amount of our indefinite lived tradenames attributable to each applicable segment:

(in millions)	YRC Freight	Regional Transportation	Total
Balances at December 31, 2009	$14.0	$20.7	$34.7
Impairment	(3.3)	(2.0)	(5.3)
Change in foreign currency exchange rates	0.7	—	0.7
Balances at December 31, 2010	11.4	18.7	30.1
Change in foreign currency exchange rates	(0.2)	—	(0.2)
Balances at December 31, 2011	11.2	18.7	29.9
Change in foreign currency exchange rates	0.2	—	0.2
Balances at December 31, 2012	$11.4	$18.7	$30.1

Total marketing related intangible assets with indefinite lives, primarily tradenames, are not subject to amortization, but are subjected to an impairment test at least annually and as triggering events may occur. The impairment test for tradenames consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset. In making this assessment, we utilized the relief from royalty method, an income approach (a level 3 fair value measurement), which includes assumptions as to future revenue, applicable royalty rate and cost of capital, among others.

In 2010, we determined indicators of impairment were present, primarily due to reduced actual and forecasted revenue, as it relates to our tradenames. Accordingly we performed an impairment test that consisted of a comparison of the fair value of the intangible asset with its carrying amount. We recognized an impairment loss in the amount by which the carrying amount exceeded the fair value of the asset. In making this assessment, we utilized the relief from royalty method, an income approach (level three measurement as defined in FASB ASC Topic 820 that includes assumptions as to future revenue, applicable market-based royalty rate and cost of capital, among others). These impairment charges were $3.3 million and $2.0 million for YRC Freight (the Reimer tradename) and Regional Transportation (the New Penn tradename), respectively.

5. Restructuring

During 2010, we incurred restructuring charges of $10.3 million that consisted of additional severance costs of $8.9 million, including $3.0 million in the YRC Freight segment and $5.1 million at the Corporate and other segment as we reduced headcount in response to lower volumes. We also incurred $9.3 million of contract terminations related to lease cancellations related to certain discontinued operations to our consolidated financial statements. This is offset by $7.9 million in our YRC Freight segment where we were able to use or sublease locations in excess of our previously recorded estimate.

We reassess the accrual requirements under the above restructuring efforts at the end of each reporting period. Restructuring charges are included in “Salaries, wages and employees' benefits” as it relates to employee separation costs and “Operating expenses and supplies” as it relates to contract terminations and other costs in the accompanying statements of operations. Amounts related to our YRC Logistics segment are included in “Net income (loss) from discontinued operations, net of tax” in the accompanying statements of operations.

A rollforward of the restructuring accrual is set forth below:

(in millions)	Employee Separation	Contract Termination and Other Costs	Total
Balance at December 31, 2009	$6.5	$19.6	$26.1
Restructuring charges	8.9	1.4	10.3
Payments	(12.8)	(10.1)	(22.9)
Balance at December 31, 2010	$2.6	$10.9	$13.5
Payments and other adjustments	(2.6)	(6.5)	(9.1)
Balance at December 31, 2011	$—	$4.4	$4.4
Payments and other adjustments	—	(3.9)	(3.9)
Balance at December 31, 2012	$—	$0.5	$0.5

6. Other Assets

The primary components of other assets at December 31 are as follows:

(in millions)	2012	2011
Equity method investment for JHJ International Transportation Co., Ltd.	$22.3	$53.6
Deferred debt costs	14.5	14.9
Other	21.5	28.9
Total	$58.3	$97.4

During the years ended December 31, 2012 and 2011, we received dividends in the amount of $2.4 million and $2.3 million, respectively, from our China joint venture, JHJ International Transportation Co., Ltd. (“JHJ”). During the year ended December 31, 2012 , we determined that the estimated fair value of JHJ, a 50% owned equity investment did not exceed its carrying amount and resulted in an impairment charge of $30.8 million on our JHJ equity investment. We determined fair value by discounting JHJ's forecasted future cash flows, an income approach (a level 3 fair value measurement). Our determination to evaluate impairment was based upon market information we obtained in the fourth quarter of 2012. As of December 31, 2012 and 2011, the excess of our investment over our interest in JHJ's equity is $4.6 million and $35.2 million, respectively.

7. Employee Benefits

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

Funded Status

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2012 and 2011, and the funded status at December 31, 2012 and 2011, is as follows:

(in millions)	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$1,166.2	$1,077.1
Service cost	3.9	3.6
Interest cost	59.3	61.2
Benefits paid	(63.1)	(57.7)
Actuarial loss	192.1	91.5
Expenses paid from assets	(12.7)	(9.5)
Benefit obligation at year end	$1,345.7	$1,166.2
Change in plan assets:
Fair value of plan assets at prior year end	$727.7	$633.7
Actual return on plan assets	72.2	130.9
Employer contributions	75.3	30.3
Benefits paid	(63.1)	(57.7)
Expenses paid from assets	(12.7)	(9.5)
Fair value of plan assets at year end	$799.4	$727.7
Funded status at year end	$(546.3)	$(438.5)

The underfunded status of the plans of $546.3 million and $438.5 million at December 31, 2012 and 2011, respectively, is recognized in the accompanying consolidated balance sheets as shown in the table below. No plan assets are expected to be returned to the Company during the year ended December 31, 2013.

Benefit Plan Obligations

Amounts recognized in the consolidated balance sheets for pension benefits at December 31 are as follows:

(in millions)	2012	2011
Noncurrent assets	$—	$1.4
Current liabilities	0.6	3.0
Noncurrent liabilities	545.7	436.9

Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

(in millions)	2012	2011
Net actuarial loss	$511.8	$350.3
Prior service cost	—	—
Total	$511.8	$350.3

As shown above, included in accumulated other comprehensive loss at December 31, 2012, are unrecognized actuarial losses of $511.8 million ($418.4 million, net of tax). The actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic cost during the year ended December 31, 2013, is $14.9 million.

The total accumulated benefit obligation for all plans was $1,345.7 million and $1,165.3 million at December 31, 2012 and 2011, respectively.

As of December 31, 2012, all of our pension plans accumulated benefit obligation (“ABO”) equal projected benefit obligation and exceed their plan assets. Information for pension plans with an ABO in excess of plan assets at December 31, 2011 is as follows:

(in millions)	ABO Exceeds Assets	Assets Exceed ABO	Total
Projected benefit obligation	$1,160.8	$5.4	$1,166.2
Accumulated benefit obligation	1,160.8	4.5	1,165.3
Fair value of plan assets	720.9	6.8	727.7

Assumptions

Weighted average actuarial assumptions used to determine benefit obligations at December 31:

	2012	2011
Discount rate	4.28%	5.23%

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2012	2011	2010
Discount rate	5.23%	5.79%	6.15%
Expected rate of return on assets	7.0%	7.0%	8.25%
Mortality table	RP-2000 Projected to 2012	RP-2000 Projected to 2011	RP-2000

The discount rate refers to the interest rate used to discount the estimated future benefit payments to their present value, also referred to as the benefit obligation. The discount rate allows us to estimate what it would cost to settle the pension obligations as of the measurement date, December 31, and is used as the interest rate factor in the following year's pension cost. We determine the discount rate by selecting a portfolio of high quality noncallable bonds such that the coupons and maturities exceed our expected benefit payments.

In determining the expected rate of return on assets, we consider our historical experience in the plans' investment portfolio, historical market data and long-term historical relationships as well as a review of other objective indices including current market factors such as inflation and interest rates. Although plan investments are subject to short-term market volatility, we believe they are well diversified and closely managed. Our asset allocation as of December 31, 2012, consisted of 27% equities, 50% in debt securities and 23% in absolute return investments and as of December 31, 2011 consisted of 25% equities, 50% in debt securities, 22% in absolute return investments, and 3% in interest bearing accounts. The 2012 allocations are consistent with the targeted long-term asset allocation for the plans which is 25% equities, 48% debt securities and 27% absolute return investments. Based on various market factors, we selected an expected rate of return on assets of 7.0% effective for the 2012 valuation. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately. The pension trust holds no YRC Worldwide securities.

Future Contributions and Benefit Payments

We expect to contribute approximately $62.6 million to our single employer pension plans in 2013.

Expected benefit payments from our qualified and non-qualified defined benefit pension plans for each of the next five years and the total payments for the following five years ended December 31 are as follows:

(in millions)	2013	2014	2015	2016	2017	2018-2022
Expected benefit payments	$69.4	$69.0	$70.5	$70.5	$71.3	$378.0

Pension and Other Post-retirement Costs

The components of our net periodic pension cost, other post-retirement costs and other amounts recognized in other comprehensive loss for the years ended December 31, 2012, 2011 and 2010 were as follows:

(in millions)	2012	2011	2010
Net periodic benefit cost:
Service cost	$3.9	$3.6	$3.6
Interest cost	59.3	61.2	60.1
Expected return on plan assets	(51.1)	(43.0)	(52.4)
Amortization of prior net loss	9.0	9.6	6.2
Curtailment and settlement loss, net	—	—	1.3
Net periodic pension cost	$21.1	$31.4	$18.8
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net actuarial loss (gain) and other adjustments	$170.4	$3.6	$105.3
Less amortization of prior losses	(9.0)	(9.6)	(6.2)
Total recognized in other comprehensive loss (income)	161.4	(6.0)	99.1
Total recognized in net periodic benefit cost and other comprehensive loss	$182.5	$25.4	$117.9

During the year ended December 31, 2012 and 2010, the income tax provision (benefit) related to amounts in other comprehensive income was $(1.3) million and $2.5 million. There was no corresponding amount in 2011.

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

The table below details by level, within the fair value hierarchy, the pension assets at fair value as of December 31, 2012:

	Pension Assets at Fair Value as of December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total
Equities	$79.9	$92.5	$—	$172.4
Private equities	—	—	38.8	38.8
Fixed income:
Corporate	15.3	89.9	35.5	140.7
Government	109.1	145.2	—	254.3
Absolute return	0.6	157.1	—	157.7
Interest bearing	34.0	—	—	34.0
Total investments	$238.9	$484.7	$74.3	$797.9
Other assets, net				1.5
Total plan assets	$238.9	$484.7	$74.3	$799.4

The table below details by level, within the fair value hierarchy, the pension assets at fair value as of December 31, 2011:

	Pension Assets at Fair Value as of December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total
Equities	$66.5	$85.9	—	$152.4
Private equities	—	—	29.0	29.0
Fixed income:
Corporate	9.9	74.5	14.6	99.0
Government	115.8	148.0	—	263.8
Absolute return	0.3	153.0	—	153.3
Interest bearing	23.6	—	—	23.6
Total investments	$216.1	$461.4	$43.6	$721.1
Other assets, net				6.6
Total plan assets	$216.1	$461.4	$43.6	$727.7

The table below presents the activity of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Private Equities	Fixed income	Absolute return	Total Level 3
Balance at December 31, 2010	$11.0	$18.2	$22.5	$51.7
Purchases	17.2	4.4	—	21.6
Sales	—	(8.6)	(21.6)	(30.2)
Unrealized gain (loss)	0.8	0.6	(0.9)	0.5
Balance at December 31, 2011	$29.0	$14.6	$—	$43.6
Purchases	8.4	25.6	—	34.0
Sales	(2.0)	(5.2)	—	(7.2)
Unrealized gain (loss)	3.4	0.5	—	3.9
Balance at December 31, 2012	$38.8	$35.5	$—	$74.3

The following table sets forth a summary of the Level 3 assets for which the fair value is not readily determinable but a reported NAV is used to estimate the fair value as of December 31, 2012:

	Fair value estimated using Net Asset Value per Share
(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equities (a)	$38.8	$14.2	Redemptions not permitted
Fixed income (b)	35.5	3.0	Varies (c)	Varies (c)
Total	$74.3

(a)	The private equities consist of four private equity funds investing in renewable solar energy, acquisition of pharmaceutical company interest and Chinese technology and healthcare companies.

(b)
Consists of three fixed income funds, two of which invest in debt securities secured by royalty payments from top-tier marketers of pharmaceutical products, and one which invests in Indian mezzanine debt.

(c)	Redemptions are not permitted for two of the Level 3 fixed income funds. The third fund has redemption terms of quarterly after the second anniversary and a 90 day redemption notice period.

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

The assets presented above in the December 31, 2012 and 2011 fair value hierarchy tables classified as Level 1 and Level 2, which fair value is estimated using NAV per share, have redemption frequencies ranging from daily to annually, have redemption notice periods from approximately 1 day to 90 days and have no unfunded commitments. These assets consist of equity, fixed income, and absolute return funds. Generally, the investment strategies of the fixed income and equity funds is based on fundamental and quantitative analysis and consists of long and hedged strategies. The general strategy of the absolute return funds consists of alternative investment techniques, including derivative instruments and other unconventional assets, to achieve a stated return rate.
Multi-Employer Pension Plans

YRC Freight, New Penn, Holland and Reddaway contribute to various separate multi-employer health, welfare and pension plans for employees that are covered by our collective bargaining agreements (approximately 76% of total YRC Worldwide employees). The collective bargaining agreements determine the amounts of these contributions. The 65 health and welfare plans provide medical related benefits to active employees and retirees. The 37 pension plans provide defined benefits to retired participants. We recognize as net pension cost within 'salaries, wages and employee benefits' the contractually required contributions for the period and recognize as a liability any contributions due and unpaid at period end. We do not directly manage multi-employer plans. The trusts covering these plans are generally managed by trustees, half of whom the unions appoint and half of whom various contributing employers appoint.

We expensed the following amounts related to these plans for the years ended December 31:

(in millions)	2012	2011	2010
Health and welfare	$387.5	$378.2	$345.9
Pension	85.6	48.7	3.3
Total	$473.1	$426.9	$349.2

Pension

Through the third quarter of 2009, we deferred payment of certain of our contributions to multi-employer pension funds. These deferred payments have been recognized as an operating expense and the liability was recorded as deferred contribution obligations. Beginning in the third quarter of 2009 through May 2011, most of our collective bargaining agreements provided for a temporary cessation of pension contributions so no expense or liability was required to be recognized for that period. In accordance with modifications to our collective bargaining agreements, we agreed to resume making pension contributions effective June 1, 2011 at 25.0% of the contribution rate in effect as of July 1, 2009.

The following table provides additional information related to our participation in individually significant multi-employer pension plans for the year ended December 31, 2012:

		Pension Protection Zone Status (b)		Funding Improvement or Rehabilitation Plan	Employer Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement
Pension Fund (a)	EIN Number	2012	2011
Central States, Southwest and Southwest Areas Pension Fund	36-6044243	Red	Red	Yes	No	3/31/2015
Teamsters National 401K Savings Plan (c)	52-1967784	N/A	N/A	N/A	No	3/31/2015
I.B. of T. Union Local No 710 Pension Fund	36-2377656	Green	Yellow	No	No	3/31/2015
Central Pennsylvania Teamsters Defined Benefit Plan	23-6262789	Green	Green	No	No	3/31/2015
Road Carriers Local 707 Pension Fund	51-6106510	Red	Red	Yes	No	3/31/2015
(a) The determination of individually significant multi-employer plans is based on the relative contributions to the plans over the periods presented as well as other factors.
(b) The Pension Protection Zone Status is based on information that the Company obtained from the plans' Forms 5500. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available for 2012 and 2011 is for the plan's year-end during calendar years 2011 and 2010, respectively. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
(c) The policies of the Western Conference of Teamsters Pension Trust precluded the Company from reentering the plan on June 1, 2011. The failure to reenter did not constitute a withdrawal subject to certain conditions. Contributions related to the employees previously covered by this plan are now being made to the Teamsters National 401(k) Plan.

YRC Worldwide was listed in the Road Carriers Local 707 Pension Fund's Forms 5500 as providing more than 5 percent of the total contributions for 2011 and 2010.

We contributed a total of $84.9 million, $45.6 million and $3.3 million to the multi-employer pension funds for the years ended December 31, 2012, 2011 and 2010. The following table provides the pension amounts contributed by fund for those funds that are considered to be individually significant:

(in millions)	2012	2011	2010
Central States, Southeast and Southwest Areas Pension Plan	$51.9	$27.6	$—
Teamsters National 401K Savings Plan	11.0	5.8	—
I.B. of T. Union Local No 710 Pension Fund	4.1	2.2	—
Central Pennsylvania Teamsters Defined Benefit Plan	4.5	2.3	—
Road Carriers Local 707 Pension Fund	2.5	1.2	—

The comparability of annual contributions for 2010 through 2012 is impacted by the temporary cessation of contributions for the period from the third quarter of 2009 through May 2011 and the reduction in the Company's workforce.

In 2006, the Pension Protection Act became law and modified both the Internal Revenue Code (as amended, the “Code”) as it applies to multi-employer pension plans and the Employment Retirement Income Security Act of 1974 (as amended, “ERISA”).

The Code and ERISA (in each case, as so modified) and related regulations establish minimum funding requirements for multi-employer pension plans.

If any of our multi-employer pension plans fails to meet minimum funding requirements, meet a required funding improvement or rehabilitation plan that the Pension Protection Act may require for certain of our underfunded plans, obtain from the IRS certain changes to or a waiver of the requirements in how the applicable plan calculates its funding levels, or reduce pension benefits to a level where the requirements are met then we could be required to make additional contributions to the pension plan. If any of our multi-employer pension plans enters critical status and our contributions are not sufficient to satisfy any rehabilitation plan schedule, the Pension Protection Act could require us to make additional surcharge contributions to the multi-employer pension plan in the amount of five to ten percent of the existing contributions required by our labor agreement for the remaining term of the labor agreement.

If we fail to make our required contributions to a multi-employer plan under a funding improvement or rehabilitation plan or if the benchmarks that an applicable funding improvement plan provides are not met by the end of a prescribed period, the IRS could impose an excise tax on us with respect to the plan. Such an excise tax would then be assessed to the plan's contributing employers, including the Company. These excise taxes are not contributed to the deficient funds, but rather are deposited in the United States general treasury funds. The Company does not believe that the temporary cessation of certain of its contributions to applicable multi-employer pension funds beginning in the third quarter of 2009 and continuing through May 2011 will give rise to these excise taxes as the underlying employer contributions were not required for that period.

A requirement to materially increase contributions beyond our contractually agreed rate or the imposition of an excise tax on us could have a material adverse impact on the financial results and liquidity of YRC Worldwide.

Executive Supplemental Retirement Benefits

We maintain individual benefit arrangements for a limited number of former senior executives that are accounted for in accordance with FASB ASC Topic 710. The unfunded obligation is actuarially determined using a discount rate of 8.25%, a lump sum rate based on the Moody's bond rate and the RP-2000 mortality table projected to 2012. At December 31, 2012 and 2011, we have accrued $2.6 million and $13.2 million, respectively, for these benefits. The balance at December 31, 2012 is classified in “Pension and postretirement liabilities” in the accompanying balance sheets. The related expense for these arrangements was $0.2 million, $0.2 million and $2.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

401(k) Savings Plans

We sponsor the YRC Worldwide Inc. 401(k) Plan, which is a defined contribution plan primarily for employees that our collective bargaining agreements do not cover. The plan permits participants to make contributions to the plan and permits the employer of participants to make contributions on behalf of the participants. There were no employer contributions in 2012, 2011 or 2010. Our employees covered under collective bargaining agreements may also participate in union-sponsored 401(k) plans.

Performance Incentive Awards

YRC Worldwide and its operating subsidiaries each provide annual performance incentive awards and more frequent sales incentive awards to certain non-union employees, which are based primarily on actual operating results achieved compared to targeted operating results or sales targets and are paid in cash. Operating (loss) income in 2012, 2011, and 2010 included performance and sales incentive expense for non-union employees of $12.3 million, $13.9 million, and $14.6 million, respectively. We generally pay annual performance incentive awards in the first quarter of the following year and sales performance incentive awards on a monthly basis.

Other

We provide a performance based incentive plan to key management personnel that provides the opportunity annually to earn cash and equity awards to further compensate certain levels of management and our Board of Directors. The equity awards are more fully described in the "Stock Compensation Plans" footnote to our consolidated financial statements. During the years ended December 31, 2012, 2011 and 2010, compensation expense related to these awards was $3.8 million, $0.6 million and $6.0 million, respectively.

8. Liquidity

For a description of our outstanding debt, please refer the "Debt and Financing" footnote to our consolidated financial statements.

Credit Facility Covenants

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

Minimum Consolidated EBITDA, as defined in our credit facilities, is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees and the results of permitted dispositions and discontinued operations.

We are also required to maintain a minimum cash balance (as defined in our credit facilities) of at least $50.0 million. Starting in August of 2013, this requirement increases to $119.4 million by November of 2013. This increase is required to ensure we have sufficient liquidity to pay the outstanding balance of our 6% convertible senior notes, which mature in February of 2014.

We were in compliance with all of our credit facility covenants for the year ended and as of December 31, 2012. We believe that our cash and cash equivalents, results of operations and availability under our credit facilities will be sufficient to allow us to continue to comply with the covenants in our credit facilities, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for the foreseeable future, including the next twelve months.

Our most recent financial forecast indicates that our minimum cash balance covenant represents our highest risk of default. In the event our future operating results indicate that we will not meet our minimum cash balance covenant, we will take actions to improve our liquidity, including (without limitation):

•	repatriating cash from foreign sources;

•	deferring the timing of our capital expenditures; and

•	deferring the timing of our workers compensation settlement payments;

These actions, if deemed necessary, will allow us to meet any shortfall in our minimum cash balance.

In the event that we fail to meet this or any other financial covenant, we would be considered in default under our credit facilities, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to collateral and we would need to seek an amendment or waiver from our lenders. In the event that our lenders under our credit facilities demand payment, we will not have sufficient cash to repay such indebtedness. In addition, a default under our credit facilities or the lenders exercising their remedies thereunder would trigger cross-default provisions in our other indebtedness and certain other operating agreements. Our ability to amend our credit facilities or otherwise obtain waivers from our lenders depends on matters that are outside of our control and there can be no assurance that we will be successful in that regard.

Risk and Uncertainties Regarding Future Liquidity

Our principal sources of liquidity are cash and cash equivalents and available borrowings under our $400 million ABL facility as well as any prospective net operating cash flows resulting from improvements in operations. As of December 31, 2012, we had cash and cash equivalents and availability under the ABL facility of $251.3 million and the borrowing base under our ABL facility was $369.8 million.

Our principal uses of cash are to fund our operations, including making contributions to our single-employer pension plans and our multi-employer pension funds, and to meet our other cash obligations, including but not limited to paying cash interest and principal on our funded debt, letter of credit fees under our credit facilities and funding capital expenditures and lease payments for operating equipment. For the year ended December 31, 2012, our cash flow from operating activities used net cash of $25.9 million.

We continue to have a considerable amount of indebtedness, a substantial portion of which will mature in late 2014 and early 2015, and considerable future funding obligations for our single-employer pension plans and the multi-employer pension funds. As of December 31, 2012, we had $1,375.4 million in aggregate principal amount of outstanding indebtedness, which amount will increase over time as we continue to accrue paid-in-kind interest on a portion of such indebtedness. We intend to refinance or restructure the portions of our debt which will mature in late 2014 and early 2015. The refinancing or restructuring of these debt obligations is outside of our control and there can be no assurance that such transaction will occur, or if it does occur, on what terms. We expect our funding obligations for 2013 for our single-employer pension plans and multi-employer pension funds will be $62.6 million and $84.9 million, respectively. In addition, we also have, and will continue to have, substantial operating lease obligations. As of December 31, 2012, our operating lease obligations for 2013 are $52.1 million.

Our capital expenditures for the years ended December 31, 2012 and 2011 were $66.4 million and $71.6 million, respectively. These amounts were principally used to fund replacement engines and trailer refurbishments for our revenue fleet, capitalized costs for our network facilities and technology infrastructure. Additionally, for the year ended December 31, 2012, we entered into new operating lease commitments for revenue equipment totaling $67.1 million, with such payments to be made over the average lease term of 3 years. In light of our operating results over the past few years and our liquidity needs, we have deferred certain capital expenditures and expect to continue to do so for the foreseeable future. As a result, the average age of our fleet has increased and we will need to update our fleet periodically.

We believe that our results of operations and available funds pursuant to our ABL Facility will provide sufficient liquidity to fund our operations and meet the aforementioned covenants for the foreseeable future, including the next twelve months.

Our ability to satisfy our liquidity needs beyond 2013 is dependent on a number of factors, some of which are outside of our control. These factors include:

•	we must continue to achieve improvements in our operating results which rely upon pricing and shipping volumes;

•	we must continue to comply with covenants and other terms of our credit facilities so as to have access to the borrowings available to us under such credit facilities;

•	we must secure suitable lease financing arrangements for deferred replacement of revenue equipment;

•
we must continue to implement and realize cost saving measures to match our costs with business levels and in a manner that does not harm operations and our productivity and efficiency initiatives must be successful;

•
we must be able to generate operating cash flows that are sufficient to meet the minimum cash balance requirement under our credit facilities, cash requirements for pension contributions to our single and multi employer pension funds, cash interest and principal payments on our funded debt, payments on our equipment leases, letter of credit fees under our credit facilities and for capital expenditures or additional lease payments for new revenue equipment; and

•	we must restructure, or refinance our debt obligations prior to scheduled maturities in 2014 and 2015.

9. Debt and Financing

We currently have two primary credit facilities that we utilize to support our liquidity needs: the amended and restated credit agreement and an asset-backed lending facility (the "ABL Facility," collectively referred to as our “credit facilities”). We are also currently party to a number of other financing arrangements, most of which we entered into in connection with the July 2011 financial restructuring (refer to the "Financial Restructuring" footnote for more details). We have set forth a brief description of our two primary credit facilities and our other financing arrangements below.

Amended and Restated Credit Agreement

- Overview: Our amended and restated credit agreement provides for a term loan in an aggregate principal amount of $307.4 million ("Restructured Term Loan") and a letter of credit facility of up to $437.0 million. No amounts under the Restructured Term Loan, once repaid, may be reborrowed. As of December 31, 2012, we have repaid $8.7 million in aggregate principal on the Restructured Term Loan. New letters of credit may be issued in substitution or replacement of the rollover letters of credit for the same or a substantially similar purpose substantially concurrently with (and in any event within twenty days of) such substitution or replacement. Certain material provisions of the amended and restated credit agreement are summarized below:

- Maturity and Amortization: The Restructured Term Loan and, subject to the ability to replace or substitute letters of credit, the letters of credit, will mature on March 31, 2015. The term loan will not amortize.
- Interest and Fees: The Restructured Term Loan, at our option, bears interest at either (x) 5.50% in excess of the alternate base rate (i.e., the greater of the prime rate and the federal funds effective rate in effect on such day plus 1/2 of 1%) in effect from time to time, or (y) 6.50% in excess of the London interbank offer rate (adjusted for maximum reserves). The London interbank offer rate will be subject to a floor of 3.50% and the alternate base rate will subject to a floor of the then-applicable London interbank offer rate plus 1.0%. The stated interest rate floor of 10.0% has been in effect since issuance.
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
- Guarantors: All our obligations under the credit agreement are unconditionally guaranteed by our U.S. subsidiaries (other than the ABL Borrower, as defined below).
- Collateral: The collateral securing the obligations under the credit agreement and guarantees entered into pursuant thereto includes, subject to certain customary exceptions, all shares of capital stock of (or other ownership equity interests in) and intercompany debt owned by the Company and each present and future Guarantor and substantially all present and future property and assets of the Company or each Guarantor, except to the extent a security interest would result in a breach, termination or default by the terms of the collateral being granted.
Pursuant to the terms under the credit agreement, we are required to deposit an amount into escrow accounts to secure our obligations under the credit agreement. This amount totaled $12.4 million as of December 31, 2012 and is included in "Restricted amounts held in escrow", a non-current asset on the Consolidated Balance Sheet. The liens on the collateral securing the obligations under the credit agreement and guarantees entered into pursuant thereto are junior to the liens securing the obligations under the Contribution Deferral Agreement solely with respect to certain parcels of owned real property on which the pension funds have a senior lien and certain other customary permitted liens.

- Mandatory Prepayments: The credit agreement includes the following mandatory prepayments (none of which shall be subject to a reinvestment right except as set forth below):

•
75% of the net cash proceeds from certain asset sales (but, in any event, excluding casualty and condemnation events and certain other customary exceptions), except that no prepayment is required with respect to up to $10 million of net cash proceeds from non-real estate asset sales in any fiscal year to the extent reinvested in assets useful to the business;

•	50% of Excess Cash Flow, as defined in the credit agreement, swept on an annual basis;

•	50% of net cash proceeds from equity issuances (subject to certain exceptions, including equity issuances to finance capital expenditures); and

•	100% of cash proceeds from debt issuances that are not permitted by the credit agreement.

- Covenants: On April 27, 2012, we entered into an amendment to our amended and restated credit agreement, which reset the minimum Consolidated EBITDA, maximum Total Leverage Ratio and minimum Interest Coverage Ratio covenants (as defined in the amended and restated credit agreement). Among other things, the amendment also (i) permits the sale of certain specified parcels of real estate without counting such asset sales against the annual $25.0 million limit on asset sales and permits us to retain the net cash proceeds from such asset sales for the payment or settlement of workers’ compensation and bodily injury and property damage claims and (ii) allows us to add back to Consolidated EBITDA, for purposes of the applicable financial covenants the fees, costs and expenses incurred in connection with the amendment, the ABL facility amendment and our contribution deferral agreement. Refer to the "Liquidity" footnote of our consolidated financial statements for covenants for each of the remaining test periods.

ABL Facility

- Overview: Our ABL Facility provides for a $175.0 million ABL first-out delayed draw term loan facility (the “Term A Facility”) and a $225.0 million ABL last-out term loan facility (the “Term B Facility”). We collectively refer to these term loan facilities as our “ABL Facility”. The ABL Facility terminates on September 30, 2014 (the “Termination Date”). Pursuant to the terms of the ABL Facility, YRC Freight, Holland and Reddaway (each, one of our subsidiaries and each, an “Originator”) will each sell, on an ongoing basis, all accounts receivable originated by that Originator to YRCW Receivables LLC, a bankruptcy remote, wholly owned subsidiary of the Company, which we refer to herein as the “ABL Borrower".

- Availability: The aggregate amount available under the ABL Facility is subject to a borrowing base equal to 85% of Net Eligible Receivables, plus 100% of the portion of the ABL Facility that has been cash collateralized, minus reserves established by the Agent in its permitted discretion. “Net Eligible Receivables” means, as of any day, the outstanding balance of eligible receivables, and reduced by specified concentration limits and unapplied cash. Subject to certain limitations, including compliance with the borrowing base, the ABL Borrower is entitled to request additional borrowings under the Term A Facility in an aggregate amount not to exceed $175.0 million prior to the Termination Date. On February 27, 2012, the Company entered into an amendment to the ABL Facility to clarify the calculation of the required reserves under the ABL Facility.

- Interest and Fees: Interest on outstanding borrowings is payable at a rate per annum equal to the reserve adjusted LIBOR rate (which is the greater of the adjusted LIBOR rate and 1.50%) or the “ABR Rate” (which is the greatest of the applicable prime rate, the federal funds rate plus 0.5%, and the LIBOR rate plus 1.0%) plus an applicable margin, which, for loans under the Term A Facility are equal to 7.00% for LIBOR rate advances and 6.00% for ABR Rate advances, and for loans under the Term B Facility are equal to 9.75% for LIBOR rate advances and 8.75% for ABR Rate advances. We are required to pay a commitment fee equal to 7.00% per annum on the average daily unused portion of the commitment in respect of the Term A Facility.

- Collateral: The ABL Facility is secured by a perfected first priority security interest in and lien (subject to permitted liens) upon all accounts receivable (and the related rights) of the ABL Borrower, together with deposit accounts into which the proceeds from such accounts receivable are remitted (collectively, the “ABL Collateral”).

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

- Mandatory Prepayments: The ABL Facility is subject to payment on the following terms:

•
loans under the ABL Facility are subject to mandatory prepayment in connection with a borrowing base shortfall or loans in excess of the applicable commitment; any mandatory prepayments will be applied to cash collateralizing the loans under the ABL Facility; provided that any such cash collateral shall be released to the extent any such shortfall is reduced or eliminated;

•
borrowings under the Term B Facility are payable in equal quarterly amounts equal to 1.0% per annum, with the remaining balance payable on the Termination Date (as of December 31, 2012, we have paid $2.8 million);

•
subject to specified exceptions, loans under the Term B Facility may be voluntarily prepaid only upon the termination of commitments under the Term A Facility and payment in full of all loans thereunder; and

•
loans under the Term A Facility and the commitments in respect thereof (i) may not be prepaid and or terminated on or prior to the first anniversary of the closing date and (ii) are subject to a 1.0% prepayment premium after the first anniversary but on or prior to the second anniversary of the closing date.

- Covenants: The ABL Facility contains certain affirmative and negative covenants and “Termination Events,” including, without limitation, specified minimum consolidated adjusted EBITDA, unrestricted cash and capital expenditure trigger events (that are consistent with the credit agreement), and certain provisions regarding borrowing base reporting and delivery of financial statements.

Series A Convertible Senior Secured Notes

On July 22, 2011, we issued $140.0 million in aggregate principal of our Series A Convertible Senior Secured Notes ("Series A Notes") that bear interest at a stated rate of 10% per year and mature on March 31, 2015. Interest is payable on a semiannual basis in arrears only in-kind through the issuance of additional Series A Notes. As of December 31, 2012 and 2011, there was $161.2 million and $146.3 million in aggregate principal amount of Series A Notes outstanding, after giving effect to the payment in-kind of interest on the Series A Notes.

The Series A Notes are convertible into our common stock beginning July 22, 2013. After such time, subject to certain limitations on conversion and issuance of shares, holders may convert any outstanding Series A Notes into shares of our common stock at the conversion price per share of approximately $34.0059 and a conversion rate of 29.4067 common shares per $1,000 of the Series A Notes. See "Conversions" section below for additional details regarding conversions on our Series A Notes.
The holders of the Series A Notes are entitled to vote with our common stock on an as-converted-to-common-stock-basis, provided that, such number of votes shall be limited to 0.1089 votes for each such share of common stock on an as-converted-to-common stock-basis. We may redeem the Series A Notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to the redemption date.
The indenture governing the Series A Notes contains covenants limiting, among other things, us and our restricted subsidiaries' ability to (i) create liens on assets and (ii) merge, consolidate or sell all or substantially all of our and our guarantors' assets.
The Series A Notes are guaranteed by all of our domestic subsidiaries that guarantee obligations under the credit agreement. The Series A Notes and the guarantees of the Series A Notes are our and the guarantors' senior obligations and are secured by junior priority liens on substantially the same collateral securing the credit agreement (other than any leasehold interests and equity interests of subsidiaries to the extent such pledge of equity interests would require increased financial statement reporting obligations pursuant to Rule 3-16 of Regulation S-X). As of December 31, 2012 and 2011, the common stock of our largest operating companies, such as YRC Inc., Holland, New Penn and Reddaway, would be excluded as collateral under these kick-out provisions.

Series B Convertible Senior Secured Notes

On July 22, 2011, we issued $100.0 million of our 10% Series B Convertible Senior Secured Notes ("Series B Notes") that bear interest at a stated rate of 10.0% per year and mature on March 31, 2015. Interest is payable on a semiannual basis in arrears only in-kind through the issuance of additional Series B Notes. As of December 31, 2012 and 2011, there was $91.5 million and $98.0 million in aggregate principal amount of Series B Notes outstanding, after giving effect to the payment in-kind of interest on the Series B Notes offset by $15.5 million in aggregate principal amount of Series B Notes surrendered for conversion.

The Series B Notes are convertible into our common stock, at any time at the conversion price per share of approximately $18.5334 and a conversion rate of 53.9567 common shares per $1,000 of the Series B Notes (such conversion price and conversion rate applying also to the Series B Notes make whole premium). Upon conversion, holders of Series B Notes will not receive any cash payment representing accrued and unpaid interest; however, such holders will receive a make whole premium, equal to the total amount of interest received if the notes were held to their maturity, paid in shares of our common stock for the Series B Notes that were converted. See "Conversions" section below for additional details regarding conversions on our Series B Notes.

As of December 31, 2012, the effective conversion price and conversion rate for Series B Notes (after taking into account the make whole premium) was $14.5175 and 68.8821 common shares per $1,000 of Series B Notes, respectively.

The holders of the Series B Notes are entitled to vote with our common stock on an as-converted-to-common-stock-basis, provided that, such number of votes shall be limited to 0.0594 votes for each such share of common stock on an as-converted-to-common-stock-basis.

The Series B Notes indenture contains customary covenants limiting, among other things, our and our restricted subsidiaries' ability to:

•	pay dividends or make certain other restricted payments or investments;

•	incur additional indebtedness and issue disqualified stock or subsidiary preferred stock;

•	create liens on assets;

•	sell assets;

•	merge, consolidate, or sell all or substantially all of our or the guarantors' assets;

•	enter into certain transactions with affiliates; and

•	create restrictions on dividends or other payments by our restricted subsidiaries.

The Series B Notes are guaranteed by all of our domestic subsidiaries that guarantee obligations under the credit agreement. The Series B Notes and the guarantees of the Series B Notes are our and the guarantors' senior obligations and are secured by junior priority liens on substantially the same collateral securing the credit agreement (other than any leasehold interests and equity interests of subsidiaries to the extent such pledge of equity interests would require increased financial statement reporting obligations pursuant to Rule 3-16 of Regulation S-X). As of December 31, 2012, the common stock of our largest operating companies, such as YRC Freight, Holland, New Penn and Reddaway, would be excluded as collateral under these kick-out provisions.

6% Convertible Senior Notes

On February 11, 2010, we entered into a note purchase agreement with certain investors pursuant to which such investors agreed, subject to the terms and conditions set forth therein, to purchase up to $70 million of our notes. These 6% Convertible Senior Notes ("6% Notes") bear interest at 6% which is payable on February 15 and August 15 of each year. To the extent we are not permitted to pay interest in cash under our senior secured bank credit facilities or we reasonably determine that we have insufficient funds to pay interest in cash, we are permitted to pay interest through the issuance of additional shares of our common stock subject to certain conditions. Our credit agreement no longer restricts our ability to pay cash interest to holders of the 6% Notes and we have paid cash interest to holders of the 6% Notes beginning with the August 15, 2011 interest payment date and expect to continue to make future interest payments in cash in lieu of paying interest with shares of common stock. Pursuant to the limitations of our credit agreement, we may not redeem the 6% Notes prior to the February 2014 maturity.

The notes are convertible, at the holder's option, at any time and from time to time, into shares of our common stock. The notes are currently convertible at a conversion price of $3,225 per share, which is equal to a conversion rate of approximately 0.3101 common shares per $1,000 principal amount of notes, subject to adjustment. The 6% Notes indenture provides that the maximum number of shares of our common stock that can be issued in respect of the 6% Notes upon conversion or with respect to the payment of interest or in connection with the make whole premium or otherwise shall be limited to 21,522 shares of common stock for $69.4 million in aggregate principal amount of the 6% Notes, subject to certain adjustments. If the limit is reached, no holder is entitled to any other consideration on account of shares not issued. See "Conversions" section below for additional details regarding conversions on our 6% Notes.

The 6% Notes are our senior unsecured obligations and rank equally with all of our other senior indebtedness and rank senior to any of our subordinated indebtedness outstanding or incurred in the future. The 6% Notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries.

Amended and Restated Contribution Deferral Agreement

- Overview: Certain of our subsidiaries are parties to the amended and restated contribution deferral agreement (the “A&R CDA”) with certain multiemployer pension funds named therein (collectively, the “Funds”) pursuant to which we are permitted to continue to defer pension payments and deferred interest owed to such Funds as of July 22, 2011 (each, “Deferred Pension Payments” and “Deferred Interest”). The A&R CDA is scheduled to mature on March 31, 2015, and there is no mandatory amortization prior to that time. The Deferred Pension Payments and Deferred Interest bears interest at a fixed rate, with respect to each Fund, per annum as set forth in its trust documentation as of February 28, 2011.

- Application of Certain Payments: Pursuant to the terms of the collective bargaining agreement with the IBT, the Company's subsidiaries began making contributions to the Funds for the month beginning June 1, 2011 at the rate of 25% of the contribution rate in effect on July 1, 2009. However, legislative changes to current law or other satisfactory action or arrangements are required to enable certain of the Funds (based on their funded status) to accept contributions at a reduced rate.
In accordance with the re-entry arrangements between each Fund and the primary obligors, a Fund may require the primary obligors to make payments of obligations owed to such Fund under the A&R CDA in lieu of payments required pursuant to the collective bargaining agreement with the IBT or make payments into an escrow arrangement, in each case in an amount equal to such Fund's current monthly contribution amount.
- Collateral: The Funds maintain their first lien on existing first priority collateral. The Funds allow the secured parties under the Series A Notes and Series B Notes (as each are defined above) a second lien behind the secured parties to the credit agreement on certain properties and the Funds have a third lien on such collateral.
- Most Favored Nations: If any of the obligors enter into an amendment, modification, supplementation or alteration of the credit agreement after July 22, 2011 that imposes any mandatory prepayment, cash collateralization, additional interest or fee or any other incremental payment to the lenders thereunder not required as of July 22, 2011, the primary obligors are required to pay the

Funds 50% of a proportionate additional payment in respect of the Deferred Pension Payments and Deferred Interest, with certain exceptions.
- Guarantors: The A&R CDA is guaranteed by USF Glen Moore Inc. and Transcontinental Lease, S. de R.L. de C.V.
Lease Financing Transactions

During 2011 and 2010, we received $9.0 million and $45.0 million, respectively, in net cash proceeds from lease financing transactions with various parties. No such proceeds were received in 2012. The underlying transactions included providing title of certain real estate assets to the issuer in exchange for agreed upon proceeds; however, the transactions did not meet the accounting definition of a “sale leaseback” and as such, the assets remain on our balance sheet in the amount of the proceeds as long-term debt (titled Lease Financing Obligations). We are required to make monthly lease payments, which are recorded as principal and interest payments under these arrangements, generally over a term of ten years.

Standby Letter of Credit Agreement

On July 22, 2011, we entered into a Standby Letter of Credit Agreement with Wells Fargo, National Association (“Wells Fargo”) pursuant to which Wells Fargo issued one replacement letter of credit and permitted an existing letter of credit to remain outstanding and we pledged certain deposit accounts and securities accounts (collectively, the “Pledged Accounts”) to Wells Fargo to secure its obligations in respect of the letters of credit. We are required to maintain an amount equal to at least 101% of the face amount of the letters of credit in the Pledged Accounts. As of December 31, 2012, the Pledge Accounts were equal to $20.0 million and are included in “Restricted amounts held in escrow”, a current asset on the Consolidated Balance Sheet. We are required to pay (quarterly in arrears) a fee equal to 1.0% per annum on the average daily amount available to be drawn under each letter of credit during such quarter and expenses in connection with the issuance and maintenance of the letters of credit.

Total Debt Outstanding

As of December 31, 2012 (in millions)	Par Value	Premium/ (Discount)	Book Value	Stated Interest Rate	Effective Interest Rate
Restructured Term Loan	$298.7	$67.6	$366.3	10.0%	—%
Term A Facility (capacity $175.0, borrowing base $147.6, availability $42.6)*	105.0	(4.8)	100.2	8.5%	51.5%
Term B Facility (capacity $225.0, borrowing base $222.2, availability $0.0)	222.2	(8.5)	213.7	11.25%	15.0%
Series A Notes	161.2	(27.8)	133.4	10.0%	18.3%
Series B Notes	91.5	(25.4)	66.1	10.0%	25.6%
6% Notes	69.4	(6.3)	63.1	6.0%	15.5%
A&R CDA	125.8	(0.4)	125.4	3.0-18.0%	7.1%
Lease financing obligations	306.9	—	306.9	10.0-18.2%	11.9%
Other	0.3	—	0.3
Total debt	$1,381.0	$(5.6)	$1,375.4
Current maturities of Term B Facility	$(2.3)	$—	$(2.3)
Current maturities of lease financing obligations	(6.5)	—	(6.5)
Current maturities of other	(0.3)	—	(0.3)
Long-term debt	$1,371.9	$(5.6)	$1,366.3
*The effective interest rate on the Term A Facility is calculated based upon the capacity of the facility and not the par value.

As of December 31, 2011 (in millions)	Par Value	Premium/ (Discount)	Book Value	Stated Interest Rate	Effective Interest Rate
Restructured Term Loan	$303.1	$98.9	$402.0	10.0%	—%
Term A Facility (capacity $175.0, borrowing base $136.1, availability $76.1)*	60.0	(7.6)	52.4	8.5%	51.5%
Term B Facility (capacity $225.0, borrowing base $224.4, availability $0.0)	224.4	(12.4)	212.0	11.25%	14.7%
Series A Notes	146.3	(35.0)	111.3	10.0%	18.3%
Series B Notes	98.0	(37.1)	60.9	10.0%	25.6%
6% Notes	69.4	(10.3)	59.1	6.0%	15.5%
A&R CDA	140.2	(0.6)	139.6	3.0-18.0%	5.2%
Lease financing obligations	315.2	—	315.2	10.0-18.2%	11.9%
5.0% and 3.375% contingent convertible senior notes	1.9	—	1.9	5.0% and 3.375%	5.0% and 3.375%
Other	0.3	—	0.3
Total debt	$1,358.8	$(4.1)	$1,354.7
Current maturities of ABL facility – Term B	(2.3)	—	(2.3)
Current maturities of 5.0% and 3.375% contingent convertible senior notes and other	(2.2)	—	(2.2)
Current maturities of lease financing obligations	(5.0)	—	(5.0)
Long-term debt	$1,349.3	$(4.1)	$1,345.2
*The effective interest rate on the Term A Facility is calculated based upon the capacity of the facility and not the par value.

Conversions

During the year ended December 31, 2012, $15.5 million of aggregate principal amount of Series B Notes converted into 1.1 million shares of our common stock.  Upon conversion, during the year ended December 31, 2012, we recorded $10.6 million of additional interest expense representing the $5.1 million make whole premium and $5.5 million of accelerated amortization of the discount on Series B Notes converted. As of December 31, 2012, the effective conversion price and conversion rate for Series B Notes (after taking into account the make whole premium) was $14.5175 and 68.8821 common shares per $1,000 of Series B Notes, respectively.

As of December 31, 2012 and February 15, 2013, there was $161.2 million in aggregate principal amount of Series A Notes outstanding that are convertible into approximately 5.9 million shares of our common stock at the maturity date.

As of December 31, 2012, there was $91.5 million in aggregate principal amount of Series B Notes outstanding that are convertible into approximately 6.1 million shares of our common stock (after taking into account the make whole premium). From December 31, 2012 through February 15, 2013, $5.8 million aggregate principal amount of Series B Notes converted into 0.3 million shares of common stock

As of December 31, 2012 and February 15, 2013, a maximum of 17,600 shares of our common stock is available for future issuances in respect of the 6% Notes.  Such limitation on the number of shares of common stock issuable in respect of the 6% Notes applies on a pro rata basis to the $69.4 million in aggregate principal amount of outstanding 6% Notes.

Maturities

The principal maturities of total debt for the next five years and thereafter are as follows:

(in millions)	Restructured Term Loan	ABL Facility	Series A and B Notes (b)	6% Notes	Lease Financing Obligation (a)	A&R CDA	Other	Total
2013	$—	$2.3	$—	$—	$6.5	$—	$0.3	$9.1
2014	—	324.9	—	69.4	5.9	—	—	400.2
2015	298.7	—	252.7	—	7.4	125.8	—	684.6
2016	—	—	—	—	9.8	—	—	9.8
2017	—	—	—	—	12.0	—	—	12.0
Thereafter	—	—	—	—	265.3	—	—	265.3
Total	$298.7	$327.2	$252.7	$69.4	$306.9	$125.8	$0.3	$1,381.0

(a)
Lease financing obligations subsequent to 2017 of $265.3 million represent principal cash obligations of $37.4 million and the estimated net book value of the underlying assets at the expiration of their associated lease agreements of $227.9 million.

(b)	The Series A Notes exclude $39.6 million and the Series B Notes exclude $22.4 million of in-kind interest payments that will be due and payable if the notes are held to maturity.

Fair Value Measurement

The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	December 31, 2012		December 31, 2011
(in millions)	Carrying amount	Fair Value	Carrying amount	Fair Value
Restructured term loan	$366.3	$197.5	$402.0	$216.5
ABL facility	313.9	325.8	264.4	268.8
Series A Notes and Series B Notes	199.5	81.5	172.2	168.7
Lease financing obligations	306.9	306.9	315.2	315.2
Other	188.8	99.5	200.9	139.9
Total debt	$1,375.4	$1,011.2	$1,354.7	$1,109.1

The fair values of the Restructured Term Loan, ABL facility, Series A and Series B Notes, 6% Notes (included in “Other” above) and A&R CDA (included in “Other” above) were estimated based on observable prices (level two inputs for fair value measurements). The carrying amount of the lease financing obligations approximates fair value.

10. Financial Restructuring

On July 22, 2011, we completed our financial restructuring that included the following transactions (collectively referred to herein as the “restructuring”):

•
an exchange offer, whereby we issued to our lenders under our then-existing credit agreement an aggregate of 3.7 million shares of our new Series B Convertible Preferred Stock, which were converted into 4.6 million shares of common stock on a post split basis, and $140.0 million in aggregate principal amount of our Series A Notes in exchange for a $305.0 million reduction of our credit agreement obligations;

•	the issuance and sale for cash to such lenders of $100.0 million in aggregate principal amount of our Series B Notes;

•	the execution of the Amended and Restated Credit Agreement, the ABL Facility and an A&R CDA with certain multi-employer pension funds;

•
the issuance of 1.3 million shares of our Series B Preferred Stock to the Teamster-National 401(k) Savings Plan for the benefit of the Company's IBT employees, which were converted into 1.6 million shares of common stock on a post split basis;

•	the issuance of one share of our new Series A Voting Preferred Stock to the IBT to confer certain board representation rights;

•	the repayment in full and termination of our then-outstanding ABS Facility and collateralizing a portion of our outstanding letters of credit with cash; and

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

The table below summarizes the cash flow activity as it related to the restructuring as of July 22, 2011:

Sources of Funds (in millions)		Uses of Funds (in millions)
Issuance of Series B Notes	$100.0	Retirement of ABS facility borrowings	$164.2
Borrowings on the ABL facility	255.0	Restricted amounts held in escrow - Standby Letter of Credit Agreement	64.7
Additional borrowings under the revolving credit facility	18.5	Fees, expenses and original issue discount of restructuring	57.0
Company cash	2.4	Restricted amounts held in escrow - ABL facility	90.0
Total sources of funds	$375.9	Total uses of funds	$375.9

Following the restructuring, we amended and restated our certificate of incorporation on September 16, 2011 such that, among other things, all of our outstanding Series B Preferred Stock issued in the restructuring automatically converted into shares of our common stock and effected a one-for 300 reverse stock split on December 1, 2011.

Restructured Credit Agreement Claims

In connection with the restructuring, we exchanged $305.0 million of amounts due under our credit agreement for an aggregate of 3.7 million shares of Series B Preferred Stock and $140.0 million in aggregate principal amount of our Series A Notes. We estimated the fair value of the Series B Preferred Stock to be $43.2 million. We also converted the remaining Credit Agreement borrowings from the revolving credit facility to the restructured term loan, eliminated the unused revolving credit facility capacity and extended the Credit Agreement maturity date to March 31, 2015 for the $307.4 million aggregate principal amount restructured term loan and the $437.0 million letter of credit facility.

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

The Credit Agreement's carryover basis was allocated to the Restructured Term Loan and Series A Notes on a relative fair value basis, after taking into account the Series B Preferred Stock and the conversion feature in the Series A Notes. The difference in the effective interest rates as compared to the stated interest rates for the restructured term loan and Series A Notes is a function of the underlying fair values of the respective instruments, due to the allocation of carryover basis on a relative fair value basis. Fair values of the respective instruments were based on a contemporaneous valuation using an option pricing model, a Level 3 fair value measurement.

The fair value of the Series B Preferred Stock was based on a contemporaneous valuation, whereas an estimated enterprise value was first calculated using assumptions related to market multiples of earnings, a market approach which is a Level 3 fair value measurement. The estimated enterprise value was then reduced by the fair value of our debt instruments post-restructuring, with the residual allocated to our Series B Preferred Stock and common stock. See further discussion regarding our Series B Preferred Stock in our "Shareholders' Deficit" footnote to our consolidated financial statements.

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

On September 16, 2011, the Company held a special meeting of shareholders at which the Company's amended and restated certificate of incorporation was approved and the number of authorized common shares increased to allow for the conversions. This increase provided sufficient authorized common shares to satisfy the conversion feature in the Series A Notes, and thus the conversion feature in the Series A Notes was no longer required to be bifurcated and presented as a derivative liability. The conversion feature was adjusted to a fair value of $26.5 million on September 16, 2011, with the change of $14.1 million recorded as 'Fair value adjustment on derivative liabilities' in the accompanying statements of consolidated operations. The fair value of the conversion feature was then reclassified as an equity-classified derivative within 'Capital surplus' in the accompanying consolidated balance sheet.

We allocated $15.6 million of professional fees to this element of the restructuring, of which $14.0 million are related to the issuance of the Series A Notes and modifications to the credit agreement. Such amount has been recognized as 'Nonoperating restructuring transaction costs' in the accompanying statements of consolidated operations, consistent with troubled debt restructuring accounting. The remaining $1.6 million of professional fees are allocated to the issuance of the Series B Preferred Stock and have been recorded as a reduction to 'Capital surplus' in the accompanying consolidated balance sheet.

ABL Facility and Refinancing of ABS Facility

In connection with the restructuring, the Company entered into the ABL Facility, of which the Term A Facility was funded by lenders that did not participate in the ABS Facility and the Term B Facility was funded by one of the ABS Facility lenders. This element of the restructuring is being accounted for as an extinguishment of debt and issuance of new debt, for the portion of ABL Facility debt attributed to lenders that did not participate in the ABS Facility. For the portion of the ABL Facility debt attributed to the lender that participated in the ABS Facility, this element of the transaction is being accounted for as an exchange of line-of-credit or revolving-debt arrangements.

As a part of refinancing the ABS Facility, the lenders agreed to forgive accrued interest of $11.3 million and deferred commitment fees of $15.0 million. The forgiveness of the interest and fees along with the write-off of $1.2 million of unamortized deferred debt costs associated with the ABS Facility resulted in the recognition of a gain on the extinguishment of debt of $25.1 million. Such amount has been recognized as '(Gain) loss on extinguishment of debt' in the accompanying statements of consolidated operations.

We allocated $5.2 million of professional fees to this element of the restructuring. Such costs have been recorded as unamortized deferred debt costs in “Other assets” in the accompanying consolidated balance sheet and will be recognized as interest expense over the term of the ABL Facility.

Restructured Contribution Deferral Agreement

In connection with the restructuring, we entered into the A&R CDA with certain multi-employer pension funds to which we contribute. Such amendment, among other things, revised the final maturity date from December 31, 2012 to March 31, 2015 for amounts outstanding at the date of the restructuring, converted accrued interest of $4.5 million at the time of the restructuring to principal, and increased the interest rate for the Central States Pension Fund, which represents 64.3% of the total amount outstanding under the CDA, to 7.5%. The impact of this element of the restructuring on our accompanying consolidated balance sheet was primarily limited to the reclassification of current obligations to non-current liabilities, due to the change in maturity date for all principal to March 31, 2015.

We allocated $3.8 million of professional fees to this element of the restructuring. Such amount has been recognized as 'Nonoperating restructuring transaction costs' in the accompanying statements of consolidated operations.

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

On September 16, 2011, the Company held a special meeting of shareholders at which the Company's amended and restated certificate of incorporation was approved and the number of authorized common shares to allow for the conversions. This increase provided sufficient authorized common shares to satisfy the conversion feature in the Series B Notes, and thus the conversion feature in the Series B Notes was no longer required to be bifurcated and presented as a derivative liability. The conversion feature was adjusted to a fair value of $106.8 million on September 16, 2011, with the change of $65.1 million recorded as 'Fair value adjustment on derivative liabilities' in the accompanying statements of consolidated operations. The $106.8 million fair value of the conversion feature was then reclassified as an equity-classified derivative within 'Capital surplus' in the accompanying consolidated balance sheet.

We allocated $2.1 million of professional fees to this element of the restructuring. Such costs have been recorded as unamortized deferred debt costs in “Other assets” in the accompanying consolidated balance sheet and will be recognized as interest expense over the term of the Series B Notes.

11. Stock Compensation Plans

We have reserved 2.0 million shares for issuance to key management personnel and directors under the 2011 long-term incentive and equity award plan. As of December 31, 2012, 1.2 million shares remain available for issuance under this plan. The plan permits the issuance of restricted stock and share units, as well as options, stock appreciation rights, and performance stock and performance stock unit awards. Awards under the plan can be satisfied in cash or shares at the discretion of the Board of Directors. According to the plan provisions, the share units provide the holders the right to receive one share of our common stock upon vesting of one share unit. The plan requires the exercise price of any option equal to the closing market price of our common stock on the date of grant.

Stock Options

A summary of activity in our stock option plans is presented in the following table:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(in dollars)	(in years)	(in millions)
Outstanding at December 31, 2009	2	$35,475.00
Granted	31	3,600.00
Exercised	—	—
Forfeited / expired	—	—
Outstanding at December 31, 2010	33	$3,680.09
Granted	—	—
Exercised	—	—
Forfeited / expired	—	—
Outstanding at December 31, 2011	33	$3,680.09
Granted	—	—
Exercised	—	—
Forfeited / expired	—	—
Outstanding at December 31, 2012	33	$3,680.09	7.17	$—
Exercisable at December 31, 2012	33	$3,680.09	7.17	$—

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

The following table summarizes information about stock options outstanding as of December 31, 2012:

	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual	Weighted Average	Shares	Weighted Average
Range of exercise prices	(in thousands)	Term (in years)	Exercise price	(in thousands)	Exercise price
$ 3,600.00 - 35,475.00	33	7.17	$3,680.09	33	$3,680.09

Restricted Stock

A summary of the activity of our nonvested restricted stock and share unit awards is presented in the following table:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2009	—	$—
Nonvested at December 31, 2010	—	—
Granted	271	11.60
Vested	(1)	11.60
Forfeited	—	—
Nonvested at December 31, 2011	270	11.60
Granted	586	11.34
Vested	(21)	8.85
Forfeited	(83)	11.63
Nonvested at December 31, 2012	752	$11.47

We recognize expense on a straight-line basis over the vesting term. The vesting provisions for the restricted stock and share unit awards and the related number of shares granted during the year ended December 31 are as follows:

	Shares (in thousands)
Vesting Terms	2012	2011	2010
25% per year for four years	501	78	—
100% on February 20, 2013	72	—	—
33.3% immediately and 33.3% per year thereafter on the anniversary of the grant date	13	3	—
25% on January 1, 2013, 25% on the 2 year anniversary of the employment date, 25% on each employment anniversary thereafter	—	184	—
100% on July 27, 2013	—	6	—
Total restricted stock and share units granted	586	271	—

As of December 31, 2012 and 2011, there was $6.4 million and $3.2 million, respectively of unrecognized compensation expense related to nonvested share-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 2.7 years. The fair value of nonvested shares is determined based on the closing trading price of our shares on the grant date. The fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was not material.

At December 31, 2012, none of the outstanding awards under our stock compensation plans provide dividend participation features.

Teamster 401(k) Contribution

On July 22, 2011, the Company delivered into escrow 1.3 million shares of our Series B Preferred Stock, which were delivered from escrow on July 25, 2011, to the Teamster-National 401(k) Savings Plan for the benefit of the Company's IBT employees. The $14.9 million fair value of the1.3 million shares of Series B Preferred Stock issued was based on a contemporaneous valuation, whereas an estimated enterprise value was first calculated using assumptions related to market multiples of earnings, a market approach which is a level 3 fair value measurement. The estimated enterprise value was then reduced by the fair value of our debt instruments post-restructuring, with the residual allocated to our Series B Preferred Stock and common stock. On September 16, 2011, following approval from the shareholders of the Company's amended and restated certificate of incorporation the number of common shares increased and these preferred shares were automatically converted into 1.6 million shares of common stock.

This element of the restructuring was accounted for as the grant of a share-based payment award to employees and the $14.9 million charge for the share-based payments has been included in “Equity based compensation expense” in the accompanying statements of consolidated operations.

12. Income Taxes

We use the liability method to reflect income taxes on our financial statements. We recognize deferred tax assets and liabilities by applying enacted tax rates to the differences between the carrying value of existing assets and liabilities and their respective tax basis and to loss carryforwards. Tax credit carryforwards are recorded as deferred tax assets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change occurs. We assess the validity of deferred tax assets and loss and tax credit carryforwards and provide valuation allowances when we determine it is more likely than not that such assets, losses, or credits will not be realized. We have not recognized deferred taxes relative to foreign subsidiaries' earnings that are deemed to be permanently reinvested. Any related taxes associated with such earnings are not material.

Deferred tax liabilities (assets) were comprised of the following at December 31:

(in millions)	2012	2011
Depreciation	$327.8	$375.2
Deferred revenue	12.2	12.4
Intangibles	36.3	45.5
Gain on debt redemption	63.9	64.5
Other	54.8	46.6
Deferred tax liabilities	495.0	544.2
Claims and insurance	(179.6)	(204.6)
Net operating loss carryforwards	(298.8)	(230.5)
Employee benefit accruals	(288.9)	(238.2)
Other	(173.6)	(207.4)
Deferred tax assets	(940.9)	(880.7)
Valuation allowance	448.4	336.6
Net deferred tax assets	(492.5)	(544.1)
Net deferred tax liability	$2.5	$0.1

The net deferred tax liability of $2.5 million as of December 31, 2012 is included in “Other current and accrued liabilities” in the accompanying balance sheets. Current income tax receivable was $27.3 million and $9.6 million as of December 31, 2012 and 2011, respectively, and is included in “Prepaid expenses and other” in the accompanying balance sheets.

The Company has carried back the 2012 federal taxable loss to the extent allowed and claimed refunds of $16.5 million. As of December 31, 2012, the Company has remaining federal Net Operating Loss carryforwards of approximately $617.2 million, of which, an estimated $99.0 million will not be utilized due to limitations imposed by the Internal Revenue Code regarding the use of tax attributes following a deemed ownership change such as occurred in July, 2011. These carryforwards expire between 2030 and 2032 if not used. As of December 31, 2012, the Company has foreign tax credit carryforwards of approximately $15.3 million, none of which will be utilized due to the Internal Revenue Code limitations described above, and will expire between 2014 and 2018 if not used.

As of December 31, 2012 and 2011, valuation allowances of $448.4 million and $336.6 million have been established for certain deferred tax assets because, based on available sources of future taxable income, it is more likely than not that those assets will not be realized.

A reconciliation between income taxes at the federal statutory rate and the consolidated effective tax rate follows:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net	(1.8)%	(1.1)%	3.8%
Foreign tax rate differential	2.6%	—%	—%
Permanent differences	8.6%	(6.3)%	—%
Valuation allowance	(39.8)%	(35.4)%	(15.1)%
Net (increase) decrease in unrecognized tax benefits	(1.7)%	3.7%	—%
Benefit from settlement of Tax Court litigation	6.4%	—%	—%
Other, net	0.6%	6.2%	0.3%
Effective tax rate	9.9%	2.1%	24.0%

The income tax provision (benefit) consisted of the following:

(in millions)	2012	2011	2010
Current:
Federal	$(24.0)	$(23.9)	$3.1
State	2.5	11.3	(21.1)
Foreign	2.7	5.3	1.6
Current income tax benefit	$(18.8)	$(7.3)	$(16.4)

Deferred:
Federal	$5.5	$(0.2)	$(76.4)
State	0.5	—	(4.9)
Foreign	(2.2)	—	1.5
Deferred income tax provision (benefit)	$3.8	$(0.2)	$(79.8)

Income tax benefit from continuing operations	$(15.0)	$(7.5)	$(96.2)

Based on the income (loss) before income taxes:
Domestic	$(173.8)	$(366.1)	$(386.4)
Foreign	22.3	4.2	(14.5)
Loss before income taxes from continuing operations	$(151.5)	$(361.9)	$(400.9)

Uncertain Tax Positions

A rollforward of the total amount of unrecognized tax benefits for the years ended December 31 is as follows:

(in millions)	2012	2011
Unrecognized tax benefits at January 1	$27.1	$45.1

Increases related to:
Tax positions taken during a prior period	3.6	1.2
Tax positions taken during the current period	0.9	—

Decreases related to:
Tax positions taken during a prior period	—	(15.7)
Lapse of applicable statute of limitations	(1.9)	—
Settlements with taxing authorities	—	(3.5)

Unrecognized tax benefits at December 31	$29.7	$27.1

At December 31, 2012 and 2011, there are $25.8 million and $23.9 million of benefits that, if recognized, would affect the effective tax rate. We accrued interest of $2.2 million and $1.5 million for the years ended December 31, 2012 and 2011 and reversed $5.6 million of previously accrued interest on uncertain tax positions during the year ended December 31, 2012 for a net reduction of $3.4 million for 2012. The reversal related primarily to a favorable resolution of prior uncertain positions. The total amount of interest accrued for uncertain tax positions is $15.7 million and $19.1 million as of as of December 31, 2012 and 2011. During the year ended December 31, 2011, we paid tax of $3.3 million and interest of $2.2 million to settle an IRS audit of tax years 2002-04 for a consolidated group acquired in 2005 and reduced our previously recorded tax contingency accordingly. We have not accrued any penalties relative to uncertain tax positions. We have elected to treat interest and penalties on uncertain tax positions as interest expense and other operating expenses, respectively.

It is reasonably possible that the existing unrecognized tax benefits may decrease over the next twelve months by as much as $18.0 million as a result of developments in examinations and/or litigation, or from the expiration of statutes of limitation.

Tax years that remain subject to examination for our major tax jurisdictions as of December 31, 2012:

Statute remains open	2005-2011
Tax years currently under examination/exam completed	2005-2011
Tax years not examined	2012

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

Effective April 1, 2010 until its deconsolidation in the first quarter of 2012, the results of Jiayu are reflected in our consolidated results as part of the Corporate Segment.

We charge management fees and other corporate services to our segments based upon usage or on an overhead allocation basis. Corporate and other operating losses represent operating expenses of the holding company, including compensation and benefits and professional services for all periods presented. Corporate identifiable assets primarily refer to cash, cash equivalents, technology assets and deferred debt issuance costs as well as our investment in JHJ. Intersegment revenue relates to transportation services between our segments.

Revenue from foreign sources totaled $158.3 million, $186.8 million, and $170.8 million in 2012, 2011 and 2010, respectively, and is largely derived from Canada, Asia and Mexico. Long-lived assets located in foreign countries totaled $14.7 million, $15.5 million and $19.2 million at December 31, 2012, 2011, and 2010, respectively.

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Truckload	Corporate/Eliminations	Consolidated
2012
External revenue	$3,206.9	$1,640.4	$—	$3.2	$4,850.5
Intersegment revenue	—	0.2	—	(0.2)	—
Operating income (loss)	(37.3)	70.0	—	(8.6)	24.1
Identifiable Assets	1,315.4	745.5	—	164.6	2,225.5
Acquisition of property and equipment	(47.2)	(19.0)	—	(0.2)	(66.4)
Proceeds from disposal of property and equipment	54.1	(0.2)	—	(3.5)	50.4
Depreciation and amortization	119.8	63.3	—	0.7	183.8
Equity investment impairment	—	—	—	30.8	30.8
2011
External revenue	$3,203.0	$1,553.3	$86.9	$25.6	$4,868.8
Intersegment revenue	—	1.0	12.0	(13.0)	—
Operating income (loss)	(88.5)	32.9	(18.9)	(63.7)	(138.2)
Identifiable Assets	1,410.0	843.6	2.7	229.5	2,485.8
Acquisition of property and equipment	(29.4)	(33.1)	(0.6)	(8.5)	(71.6)
Proceeds from disposal of property and equipment	48.5	0.7	18.2	0.1	67.5
Depreciation and amortization	102.9	61.6	7.9	23.3	195.7
2010
External revenue	$2,884.8	$1,352.8	$78.0	$19.0	$4,334.6
Intersegment revenue	—	1.1	31.6	(32.7)	—
Operating income (loss)	(170.3)	3.1	(10.2)	(50.5)	(227.9)
Identifiable Assets	1,591.0	864.3	49.8	66.5	2,571.6
Acquisition of property and equipment	(8.7)	(6.6)	(0.6)	(3.3)	(19.2)
Proceeds from disposal of property and equipment	77.7	3.5	—	0.2	81.4
Depreciation and amortization	108.0	63.6	8.8	20.6	201.0
Impairment charges	3.3	2.0	—	—	5.3
Equity investment impairment	—	—	—	12.3	12.3

14. Shareholders’ Deficit

The Company designated one of the authorized shares of preferred stock as its Series A Voting Preferred Stock. The Series A Voting Preferred Stock has a $1 liquidation value and entitles the holder to elect two directors to the Company's Board of Directors. The one share of Series A Voting Preferred Stock was issued to the IBT on July 22, 2011 in connection with the restructuring. The Series A Voting Preferred Stock was recorded at its liquidation value.

The Company designated 4,999,999 of the authorized shares of preferred stock as its Series B Preferred Stock. As part of the restructuring, we issued an aggregate of 4,999,999 shares of Series B Preferred Stock to satisfy a portion of the outstanding credit agreement claims (3,717,948 shares) and to satisfy our obligation to the IBT for their modifications of the MOU in both 2009 and 2010 (1,282,051 shares). On September 16, 2011, these preferred shares were immediately convertible into our common stock upon effectiveness of the Charter Agreement Merger and increase in authorized common shares. At the date of issuance, the Company did not have sufficient authorized and unissued common shares to satisfy the conversion of all of the Series B Preferred Stock and as such, the Company considered the guidance under ASC Topic 815-40 and determined that conversion was not within the Company's control for the Series B Preferred Stock and therefore classified the Series B Preferred Stock as temporary equity for the period July 22, 2011 through September 16, 2011, at which such time the Series B Preferred Stock converted into common shares.

The Series B Preferred Stock contained a beneficial conversion feature that was in-the-money on July 22, 2011. The $58.0 million fair value of the Series B Preferred Stock was allocated to this beneficial conversion feature at July 22, 2011, resulting in a discount recorded against the Series B Preferred Stock of $58.0 million, with the offset recorded to 'Capital surplus'. Upon effectiveness of the Charter Agreement Merger and increase in authorized common shares on September 16, 2011, the $58.0 million discount recorded against the Series B Preferred Stock was amortized into 'Accumulated deficit'.

The amortization of the discount recorded against the Series B Preferred Stock increased the net loss attributable to common shareholders in the calculation of basic and diluted loss per share.

On September 16, 2011, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's capital stock from 85.0 million shares to 10.005 billion shares of which 5.0 million shares are preferred stock, par value $1.00 per share, and 10.0 billion shares are common stock, par value $0.01 per share. On September 16, 2011, the Company filed a Certificate of Merger with the Delaware Secretary of State in connection with which the Company's certificate of incorporation was amended and restated.

On September 16, 2011, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of the Company's common stock following the effectiveness of the authorized share increase described above, at a ratio to be determined by the Company's board of directors and within a range of one-for-50 to one-for-300; and reduce the number of authorized shares of the Company's common stock by the reverse split ratio.

The board of directors approved the reverse stock split effective December 1, 2011 at a ratio of 1:300. The reverse stock split was effective on NASDAQ on December 2, 2011. Fractional shares were not issued in connection with the reverse stock split. Fractional shares were collected and pooled by our transfer agent and sold in the open market and the proceeds were allocated to the stockholders' respective accounts pro rata in lieu of fractional shares.

See the "Principles of Consolidation" footnote to our consolidated financial statements for additional disclosures regarding the effects of the reverse stock split.

On February 17, 2010, the Company's stockholders approved the following:

•
an amendment to the Company's Certificate of Incorporation to reduce the par value of the Company's common stock from $1.00 to $0.01 per share; and increase the number of authorized shares of the Company's capital stock from 9.8 million shares to 85.0 million shares of which five million shares are preferred stock, par value $1.00 per share, and 80.0 million shares are common stock, par value $0.01 per share; and

•
an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of the Company's common stock following the effectiveness of the par value reduction and the authorized share increase described above, at a ratio to be determined by the Company's board of directors and within a range of one-to-five to one-for-25; and reduce the number of authorized shares of the Company's common stock by the reverse split ratio.

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

The board of directors approved a reverse stock split effective September 30, 2010 at a ratio of 1:25. The reverse stock split was effective on NASDAQ on October 1, 2010. Fractional shares were not issued in connection with the reverse stock split. Fractional shares were collected and pooled by our transfer agent and sold in the open market and the proceeds were allocated to the stockholders' respective accounts pro rata in lieu of fractional shares.

See "Principles of Consolidation" footnote to our consolidated financial statements for additional disclosures regarding the effects of the reverse stock split.

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

The following reflects the activity in the shares of our preferred and common stock for the years ended December 31:

	Preferred Shares			Common Shares
(in thousands)	2012	2011	2010	2012	2011	2010
Beginning balance	—	—	4,346	6,847	159	13
Issuance of Series B preferred stock in exchange for debt	—	5,000	—	—	—	—
Conversion of Series B preferred stock to common stock	—	(5,000)	—	—	6,210	—
Conversion of Class A preferred stock to common stock	—	—	(4,346)	—	—	128
Issuance of equity in exchange for debt	—	—	—	1,112	478	9
Shares issued for amendment closing fees	—	—	—	—	—	3
Issuance of equity awards, net	—	—	—	17	—	6
Ending balance	—	—	—	7,976	6,847	159

In addition the activity above, one share of Series A Voting preferred stock was issued to the IBT for the right to elect two members of the Board of Directors.

Our current Credit Agreement restricts the ability of YRC Worldwide to declare dividends on its outstanding capital stock.

15. Loss Per Share

We present both basic and diluted EPS amounts. Basic EPS is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. In periods with net income, diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury stock method for stock options and restricted stock units, the if-converted method for convertible notes, and assumes conversion of our convertible senior notes based on the related fiscal year financial data. In periods with net loss, diluted EPS uses the same shares as basic EPS with no consideration of the if-converted method on the numerator.

Given our net loss position for the years ended December 31, 2012, 2011, and 2010, there are no dilutive securities for these periods. Antidilutive options and share units were 771,700, 302,700 and 37,300 at December 31, 2012, 2011, and 2010, respectively. Antidilutive 6% convertible senior note conversion shares, including the make whole premium, were convertible into 17,600, 17,600 and 18,300 common shares at December 31, 2012, 2011, and 2010, respectively. Antidilutive Series A convertible note conversion shares were 4,740,000 and 4,300,000 at December 31, 2012 and 2011, with no corresponding amount at December 31, 2010. Antidilutive Series B convertible note conversion shares, including the make whole premiums, were 6,149,000 and 7,261,000 at December 31, 2012 and 2011, with no corresponding amount at December 31, 2010.

16. Commitments, Contingencies, and Uncertainties

Financial Matters

We incur rental expenses under noncancelable lease agreements for certain buildings and operating equipment. Rental expense is charged to “Operating expense and supplies” or “Purchased transportation” on the accompanying statements of operations. Rental expense was $78.0 million, $79.4 million, and $77.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, we were committed under noncancelable lease agreements requiring minimum annual rentals payable as follows:

(in millions)	2013	2014	2015	2016	2017	Thereafter
Minimum annual rentals	$52.1	$41.9	$25.3	$9.8	$6.1	$16.4

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

As of December 31, 2012, we have $6.7 million committed for capital expenditures to be completed during 2013.

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

On December 17, 2010, the District Court dismissed the complaint. ABF appealed the dismissal on January 18, 2011 to the U.S. Court of Appeals for the 8th Circuit. On July 6, 2011, the Court of Appeals vacated the District Court's dismissal of the litigation on jurisdictional grounds and remanded the case back to the District Court for further proceedings. ABF filed an amended complaint on October 12, 2011, containing allegations consistent with the original complaint. Our subsidiaries filed a motion to dismiss the amended complaint. On August 1, 2012, the District Court dismissed ABF's amended complaint without prejudice. ABF has appealed the dismissal to the Court of Appeals. Although we believe we have meritorious defenses to this case, the ultimate outcome of this matter is not determinable; therefore, we have not recorded any liability.

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

The individual defendants are former officers of our Company. No current officers or directors have been named in the lawsuit. Limited discovery has commenced and a mediation is set for March 11, 2013. Although we believe we have meritorious defenses to the claims in this case, we believe the ultimate outcome of the case is not determinable at this time. Therefore, we have not recorded any liability for this matter.

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

17. Condensed Consolidating Financial Statements

Guarantees of the 6% Convertible Senior Notes Due 2014

On February 23, 2010 and August 3, 2010, we issued $70 million in aggregate principal amount of our 6% convertible senior notes due 2014 (the “6% Notes”). In connection with the 6% Notes, the following 100% owned subsidiaries of YRC Worldwide have issued guarantees in favor of the holders of the notes: YRC Inc., YRC Enterprise Services, Inc., Roadway LLC, Roadway Next Day Corporation, YRC Regional Transportation, Inc., USF Holland Inc., USF Reddaway Inc., USF Glen Moore Inc. and YRC Logistics Services, Inc. Each of the guarantees is full and unconditional and joint and several, subject to customary release provisions. Effective December 31, 2011, USF Sales Corporation and IMUA Handling Corporation were released as guarantors in connection with their merger with and into YRC Regional Transportation, Inc.
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
The following represents condensed consolidating financial information as of December 31, 2012 and December 31, 2011, with respect to the financial position and for the years ended December 31, 2012, 2011 and 2010, for results of operations and the statement of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the convertible senior notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the convertible senior notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and YRCW Receivables LLC, the special purpose entity that is associated with our ABL facility.

Condensed Consolidating Balance Sheets

As of December 31, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$151.9	$13.6	$43.2	$—	$208.7
Intercompany advances receivable	—	(28.8)	28.8	—	—
Accounts receivable, net	3.3	(7.4)	464.2	—	460.1
Prepaid expenses and other	93.7	9.7	1.9	—	105.3
Total current assets	248.9	(12.9)	538.1	—	774.1
Property and equipment	0.7	2,681.7	186.6	—	2,869.0
Less – accumulated depreciation	(0.2)	(1,572.5)	(104.9)	—	(1,677.6)
Net property and equipment	0.5	1,109.2	81.7	—	1,191.4
Investment in subsidiaries	1,463.5	162.7	(17.6)	(1,608.6)	—
Receivable from affiliate	(592.8)	168.6	424.2	—	—
Intangibles and other assets	354.1	203.6	52.3	(350.0)	260.0
Total assets	$1,474.2	$1,631.2	$1,078.7	$(1,958.6)	$2,225.5
Intercompany advances payable	$(11.8)	$(294.5)	$306.3	$—	$—
Accounts payable	42.1	107.6	12.3	—	162.0
Wages, vacations and employees’ benefits	13.2	163.9	13.8	—	190.9
Other current and accrued liabilities	193.5	30.3	9.4	—	233.2
Current maturities of long-term debt	6.8	—	2.3	—	9.1
Total current liabilities	243.8	7.3	344.1	—	595.2
Payable to affiliate	—	200.0	150.0	(350.0)	—
Long-term debt, less current portion	1,054.7	—	311.6	—	1,366.3
Deferred income taxes, net	228.2	(224.6)	(3.6)	—	—
Pension and postretirement	548.8	—	—	—	548.8
Claims and other liabilities	302.9	40.1	1.3	—	344.3
Commitments and contingencies
Shareholders’ equity (deficit)	(904.2)	1,608.4	275.3	(1,608.6)	(629.1)
Total liabilities and shareholders’ equity (deficit)	$1,474.2	$1,631.2	$1,078.7	$(1,958.6)	$2,225.5

As of December 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$142.0	$20.0	38.5	$—	$200.5
Intercompany advances receivable	—	(46.4)	46.4	—	—
Accounts receivable, net	5.1	9.4	462.3	—	476.8
Prepaid expenses and other	91.7	78.7	(9.7)	—	160.7
Total current assets	238.8	61.7	537.5	—	838.0
Property and equipment	—	2,887.2	187.4	0.3	3,074.9
Less – accumulated depreciation	—	(1,639.5)	(98.8)	—	(1,738.3)
Net property and equipment	—	1,247.7	88.6	0.3	1,336.6
Investment in subsidiaries	2,228.6	126.9	(13.1)	(2,342.4)	—
Receivable from affiliate	(1,122.9)	644.1	478.8	—	—
Intangibles and other assets	386.5	216.2	58.0	(349.5)	311.2
Total assets	$1,731.0	$2,296.6	$1,149.8	$(2,691.6)	$2,485.8
Intercompany advances payable	$(1.6)	$(217.6)	$419.2	$(200.0)	$—
Accounts payable	31.3	102.4	17.1	0.9	151.7
Wages, vacations and employees’ benefits	23.9	173.4	13.1	—	210.4
Other current and accrued liabilities	120.5	158.5	24.9	—	303.9
Current maturities of long-term debt	6.9	—	2.6	—	9.5
Total current liabilities	181.0	216.7	476.9	(199.1)	675.5
Payable to affiliate	—	—	150.0	(150.0)	—
Long-term debt, less current portion	1,083.0	—	262.2	—	1,345.2
Deferred income taxes, net	176.2	(149.0)	4.5	—	31.7
Pension and postretirement	440.3	—	—	—	440.3
Claims and other liabilities	346.3	5.2	0.1	—	351.6
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(495.8)	2,223.7	260.7	(2,342.5)	(353.9)
Non-controlling interest	—	—	(4.6)	—	(4.6)
Total Shareholders’ equity (deficit)	(495.8)	2,223.7	256.1	(2,342.5)	(358.5)
Total liabilities and shareholders’ equity (deficit)	$1,731.0	$2,296.6	$1,149.8	$(2,691.6)	$2,485.8

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the year ended December 31, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$4,434.2	$416.3	$—	$4,850.5
Operating expenses:
Salaries, wages and employees’ benefits	35.7	2,554.7	196.1	—	2,786.5
Operating expenses and supplies	(32.3)	1,068.5	92.7	—	1,128.9
Purchased transportation	—	416.8	72.0	—	488.8
Depreciation and amortization	0.2	169.1	14.5	—	183.8
Other operating expenses	3.5	226.9	17.7	—	248.1
Gains on property disposals, net	0.1	(9.6)	(0.2)	—	(9.7)
Total operating expenses	7.2	4,426.4	392.8	—	4,826.4
Operating income (loss)	(7.2)	7.8	23.5	—	24.1
Nonoperating (income) expenses:
Interest expense	103.9	(1.9)	48.8	—	150.8
Equity investment impairment	30.8	—	—	—	30.8
Other, net	278.6	(154.0)	(130.6)	—	(6.0)
Nonoperating (income) expenses, net	413.3	(155.9)	(81.8)	—	175.6
Income (loss) before income taxes	(420.5)	163.7	105.3	—	(151.5)
Income tax provision (benefit)	1.0	(21.9)	5.9	—	(15.0)
Net income (loss)	(421.5)	185.6	99.4	—	(136.5)
Less: Net income attributable to non-controlling interest	—	—	3.9	—	3.9
Net income (loss) attributable to YRC Worldwide Inc.	(421.5)	185.6	95.5	—	(140.4)
Other comprehensive loss, net of tax	(8.5)	(149.3)	(0.5)	—	(158.3)
Comprehensive income (loss) attributable to YRC Worldwide Inc. Shareholders	$(430.0)	$36.3	$95.0	$—	$(298.7)

For the year ended December 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$4,430.1	$438.7	$—	$4,868.8
Operating expenses:
Salaries, wages and employees’ benefits	4.5	2,599.1	210.1	—	2,813.7
Operating expenses and supplies	32.7	1,060.5	101.3	—	1,194.5
Purchased transportation	—	449.7	85.7	—	535.4
Depreciation and amortization	—	176.0	19.7	—	195.7
Other operating expenses	10.0	250.3	15.6	—	275.9
Gains on property disposals, net	0.4	(8.8)	0.2	—	(8.2)
Total operating expenses	47.6	4,526.8	432.6	—	5,007.0
Operating income (loss)	(47.6)	(96.7)	6.1	—	(138.2)
Nonoperating (income) expenses:
Interest expense	121.8	(0.4)	34.8	—	156.2
Other, net	345.1	(161.5)	(116.1)	—	67.5
Nonoperating (income) expenses, net	466.9	(161.9)	(81.3)	—	223.7
Income (loss) before income taxes	(514.5)	65.2	87.4	—	(361.9)
Income tax provision (benefit)	(19.9)	(12.7)	25.1	—	(7.5)
Net income (loss)	(494.6)	77.9	62.3	—	(354.4)
Less: Net loss attributable to non-controlling interest	—	—	(3.1)	—	(3.1)
Net income (loss) attributable to YRC Worldwide Inc.	(494.6)	77.9	65.4	—	(351.3)
Amortization of beneficial conversion feature on preferred stock	(58.0)	—	—	—	(58.0)
Net income (loss) attributable to Common Shareholders	(552.6)	77.9	65.4	—	(409.3)

Net income (loss) attributable to YRC Worldwide Inc.	(494.6)	77.9	65.4	—	(351.3)
Other comprehensive income (loss), net of tax	1.7	5.9	(2.1)	—	5.5
Comprehensive income (loss) attributable to YRC Worldwide Inc. Shareholders	$(492.9)	$83.8	$63.3	$—	$(345.8)

For the year ended December 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$3,942.0	$397.0	$(4.4)	$4,334.6
Operating expenses:
Salaries, wages and employees’ benefits	14.3	2,478.3	210.1	—	2,702.7
Operating expenses and supplies	(13.7)	885.6	73.4	—	945.3
Purchased transportation	—	389.0	71.2	(4.4)	455.8
Depreciation and amortization	—	184.8	16.2	—	201.0
Other operating expenses	4.1	230.3	13.7	—	248.1
Gains on property disposals, net	—	2.4	1.9	—	4.3
Impairment charges	—	—	5.3	—	5.3
Total operating expenses	4.7	4,170.4	391.8	(4.4)	4,562.5
Operating income (loss)	(4.7)	(228.4)	5.2	—	(227.9)
Nonoperating (income) expenses:
Interest expense	130.0	(3.3)	32.5	—	159.2
Equity investment impairment	—	—	12.3	—	12.3
Other, net	195.7	(123.2)	(71.0)	—	1.5
Nonoperating (income) expenses, net	325.7	(126.5)	(26.2)	—	173.0
Income (loss) from continuing operations before income taxes	(330.4)	(101.9)	31.4	—	(400.9)
Income tax provision (benefit)	100.8	(219.0)	22.0	—	(96.2)
Net income (loss) from continuing operations	(431.2)	117.1	9.4	—	(304.7)
Net income (loss) from discontinued operations, net of tax	—	(23.8)	0.7	—	(23.1)
Net income (loss)	(431.2)	93.3	10.1	—	(327.8)
Less: Net loss attributable to non-controlling interest	—	—	(2.0)	—	(2.0)
Net income (loss) attributable to YRC Worldwide Inc.	(431.2)	93.3	12.1	—	(325.8)
Other comprehensive income (loss), net of tax	3.9	(92.4)	(6.6)	—	(95.1)
Comprehensive income (loss) attributable to YRC Worldwide Inc. Shareholders	$(427.3)	$0.9	$5.5	$—	$(420.9)

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(453.3)	$311.7	$115.7	$—	$(25.9)
Investing activities:
Acquisition of property and equipment	—	(64.0)	(2.4)	—	(66.4)
Proceeds from disposal of property and equipment	(5.1)	55.2	0.3	—	50.4
Restricted amounts held in escrow	33.4	—	—	—	33.4
Other	2.4	—	—	—	2.4
Net cash provided by (used in) investing activities	30.7	(8.8)	(2.1)	—	19.8
Financing activities:
Issuance of long-term debt	—	—	45.0	—	45.0
Repayment of long-term debt	(23.4)	—	(2.2)	—	(25.6)
Debt issuance cost	(2.0)	—	(3.1)	—	(5.1)
Intercompany advances / repayments	457.9	(309.3)	(148.6)	—	—
Net cash provided by (used in) financing activities	432.5	(309.3)	(108.9)	—	14.3
Net increase (decrease) in cash and cash equivalents	9.9	(6.4)	4.7	—	8.2
Cash and cash equivalents, beginning of period	142.0	20.0	38.5	—	200.5
Cash and cash equivalents, end of period	$151.9	$13.6	$43.2	$—	$208.7

For the year ended December 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(334.7)	$264.0	$44.7	$—	$(26.0)
Investing activities:
Acquisition of property and equipment	—	(66.9)	(4.7)	—	(71.6)
Proceeds from disposal of property and equipment	—	66.3	1.2	—	67.5
Disposition of affiliate	—	0.8	(0.8)	—	—
Restricted amounts held in escrow	(155.9)	—	—	—	(155.9)
Other	2.3	—	1.1	—	3.4
Net cash provided by (used in) investing activities	(153.6)	0.2	(3.2)	—	(156.6)
Financing activities:
Asset backed securitization borrowings , net	—	—	(122.8)	—	(122.8)
Issuance of long-term debt	179.4	—	262.2	—	441.6
Repayment of long-term debt	(46.1)	—	(0.6)	—	(46.7)
Debt issuance costs	(22.8)	—	(7.7)	—	(30.5)
Equity issuance costs	(1.5)	—	—	—	(1.5)
Intercompany advances / repayments	401.6	(254.3)	(147.3)	—	—
Net cash provided by (used in) financing activities	510.6	(254.3)	(16.2)	—	240.1
Net increase in cash and cash equivalents	22.3	9.9	25.3	—	57.5
Cash and cash equivalents, beginning of period	119.7	10.1	13.2	—	143.0
Cash and cash equivalents, end of period	$142.0	$20.0	$38.5	$—	$200.5

For the year ended December 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(141.3)	$18.7	$123.3	$—	$0.7
Investing activities:
Acquisition of property and equipment	—	(17.9)	(1.3)	—	(19.2)
Proceeds from disposal of property and equipment	—	76.2	9.5	—	85.7
Disposition of affiliate	42.9	—	(8.6)	—	34.3
Other	1.9	—	3.3	—	5.2
Net cash provided by (used in) investing activities	44.8	58.3	2.9	—	106.0
Financing activities:
Asset backed securitization borrowings , net	—	—	(23.5)	—	(23.5)
Issuance of long-term debt	230.2	—	—	—	230.2
Repayment of long-term debt	(208.5)	(51.0)	(0.7)	—	(260.2)
Debt issuance costs	(16.4)	—	(2.2)	—	(18.6)
Equity issuance costs	(17.3)	—	—	—	(17.3)
Equity issuance proceeds	15.9	—	—	—	15.9
Stock issued in connection with the 6% Notes	12.0	—	—	—	12.0
Intercompany advances / repayments	131.4	(26.1)	(105.3)	—	—
Net cash provided by (used in) financing activities	147.3	(77.1)	(131.7)	—	(61.5)
Net increase in cash and cash equivalents	50.8	(0.1)	(5.5)	—	45.2
Cash and cash equivalents, beginning of period	68.9	10.2	18.7	—	97.8
Cash and cash equivalents, end of period	$119.7	$10.1	$13.2	$—	$143.0

Guarantees of the 10% Series A Convertible Senior Secured Notes and the 10% Series B Convertible Senior Secured Notes
On July 22, 2011, we issued $140 million in aggregate principal amount of new 10% series A convertible senior secured notes and $100 million in aggregate principal amount of new 10% series B convertible senior secured notes both due 2015 (collectively, the “New Convertible Secured Notes”). In connection with the New Convertible Secured Notes, the following 100% owned subsidiaries of YRC Worldwide issued guarantees in favor of the holders of the New Convertible Secured Notes: YRC Inc., YRC Enterprise Services, Inc., Roadway LLC, Roadway Reverse Logistics, Inc., Roadway Express International, Inc., Roadway Next Day Corporation, New Penn Motor Express, Inc., YRC Regional Transportation, Inc., USF Holland Inc., USF Reddaway Inc., USF Glen Moore Inc., YRC Logistics Services, Inc., USF Bestway Inc., USF Dugan Inc., USF RedStar LLC, YRC Mortgages, LLC, YRC Association Solutions, Inc., YRC International Investments, Inc., and Express Lane Services, Inc. Each of the guarantees is full and unconditional and joint and several, subject to customary release provisions. Effective December 31, 2011, USF Technology Services Inc. was released as a guarantor in connection with its merger with and into USF Canada, Inc. Effective December 31, 2011, USF Sales Corporation, USF Canada Inc., USF Mexico Inc,. USFreightways and IMUA Handling Corporation were released as guarantors in connection with their merger with and into YRC Regional Transportation, Inc.
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
The following represents condensed consolidating financial information as of December 31, 2012 and December 31, 2011, with respect to the financial position and for the years ended December 31, 2012, 2011 and 2010, for results of operations and the statement of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the New Convertible Secured Notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the New Convertible Secured Notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and YRCW Receivables LLC, the special purpose entity that is associated with our ABL facility.

Condensed Consolidating Balance Sheets

December 31, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$151.9	$15.5	$41.3	$—	$208.7
Intercompany advances receivable	—	(28.8)	28.8	—	—
Accounts receivable, net	3.3	20.6	436.2	—	460.1
Prepaid expenses and other	93.7	31.8	(20.2)	—	105.3
Total current assets	248.9	39.1	486.1	—	774.1
Property and equipment	0.7	2,814.9	53.4	—	2,869.0
Less – accumulated depreciation	(0.2)	(1,638.7)	(38.7)	—	(1,677.6)
Net property and equipment	0.5	1,176.2	14.7	—	1,191.4
Investment in subsidiaries	1,463.5	149.2	(4.1)	(1,608.6)	—
Receivable from affiliate	(592.8)	351.5	241.3	—	—
Intangibles and other assets	354.1	86.9	19.0	(200.0)	260.0
Total assets	$1,474.2	$1,802.9	$757.0	$(1,808.6)	$2,225.5
Intercompany advances payable	$(11.8)	$(294.5)	$306.3	$—	$—
Accounts payable	42.1	112.3	7.6	—	162.0
Wages, vacations and employees’ benefits	13.2	173.8	3.9	—	190.9
Other current and accrued liabilities	193.5	28.0	11.7	—	233.2
Current maturities of long-term debt	6.8	—	2.3	—	9.1
Total current liabilities	243.8	19.6	331.8	—	595.2
Payable to affiliate	—	200.0	—	(200.0)	—
Long-term debt, less current portion	1,054.7	—	311.6	—	1,366.3
Deferred income taxes, net	228.2	(230.9)	2.7	—	—
Pension and postretirement	548.8	—	—	—	548.8
Claims and other liabilities	302.9	40.9	0.5	—	344.3
Commitments and contingencies
Shareholders’ equity (deficit)	(904.2)	1,773.3	110.4	(1,608.6)	(629.1)
Total liabilities and shareholders’ equity (deficit)	$1,474.2	$1,802.9	$757.0	$(1,808.6)	$2,225.5

December 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$142.0	$21.1	$37.4	$—	$200.5
Intercompany advances receivable	—	(46.4)	46.4	—	—
Accounts receivable, net	5.1	37.1	434.6	—	476.8
Prepaid expenses and other	91.7	85.2	(16.2)	—	160.7
Total current assets	238.8	97.0	502.2	—	838.0
Property and equipment	—	3,019.8	54.8	0.3	3,074.9
Less – accumulated depreciation	—	(1,699.1)	(39.2)	—	(1,738.3)
Net property and equipment	—	1,320.7	15.6	0.3	1,336.6
Investment in subsidiaries	2,228.6	121.3	(7.5)	(2,342.4)	—
Receivable from affiliate	(1,122.9)	754.4	368.5	—	—
Intangibles and other assets	386.5	254.5	19.7	(349.5)	311.2
Total assets	$1,731.0	$2,547.9	$898.5	$(2,691.6)	$2,485.8
Intercompany advances payable	$(1.6)	$(217.6)	$419.2	$(200.0)	$—
Accounts payable	31.3	106.9	12.6	0.9	151.7
Wages, vacations and employees’ benefits	23.9	182.3	4.2	—	210.4
Other current and accrued liabilities	120.5	167.4	16.0	—	303.9
Current maturities of long-term debt	6.9	—	2.6	—	9.5
Total current liabilities	181.0	239.0	454.6	(199.1)	675.5
Payable to affiliate	—	150.0	—	(150.0)	—
Long-term debt, less current portion	1,083.0	—	262.2	—	1,345.2
Deferred income taxes, net	176.2	(149.4)	4.9	—	31.7
Pension and postretirement	440.3	—	—	—	440.3
Claims and other liabilities	346.3	5.2	0.1	—	351.6
Commitments and contingencies
YRC Worldwide Inc. Shareholders’ equity (deficit)	(495.8)	2,303.1	181.3	(2,342.5)	(353.9)
Non-controlling interest	—	—	(4.6)	—	(4.6)
Total Shareholders’ equity (deficit)	(495.8)	2,303.1	176.7	(2,342.5)	(358.5)
Total liabilities and shareholders’ equity (deficit)	$1,731.0	$2,547.9	$898.5	$(2,691.6)	$2,485.8

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the year ended December 31, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$4,692.2	$158.3	$—	$4,850.5
Operating expenses:
Salaries, wages and employees’ benefits	35.7	2,691.0	59.8	—	2,786.5
Operating expenses and supplies	(32.3)	1,121.9	39.3	—	1,128.9
Purchased transportation	—	440.6	48.2	—	488.8
Depreciation and amortization	0.2	181.2	2.4	—	183.8
Other operating expenses	3.5	240.5	4.1	—	248.1
Gains on property disposals, net	0.1	(9.7)	(0.1)	—	(9.7)
Total operating expenses	7.2	4,665.5	153.7	—	4,826.4
Operating income (loss)	(7.2)	26.7	4.6	—	24.1
Nonoperating (income) expenses:
Interest expense	103.9	(1.8)	48.7	—	150.8
Equity investment impairment	30.8	—	—	—	30.8
Other, net	278.6	(160.4)	(124.2)	—	(6.0)
Nonoperating (income) expenses, net	413.3	(162.2)	(75.5)	—	175.6
Income (loss) before income taxes	(420.5)	188.9	80.1	—	(151.5)
Income tax provision (benefit)	1.0	(40.8)	24.8	—	(15.0)
Net income (loss)	(421.5)	229.7	55.3	—	(136.5)
Less: Net income attributable to non-controlling interest	—	—	3.9	—	3.9
Net income (loss) attributable to YRC Worldwide Inc.	(421.5)	229.7	51.4	—	(140.4)
Other comprehensive income (loss), net of tax	(8.5)	(149.9)	0.1	—	(158.3)
Comprehensive income (loss) attributable to YRC Worldwide Inc. Shareholders	$(430.0)	$79.8	$51.5	$—	$(298.7)

For the year ended December 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$4,682.0	$186.8	$—	$4,868.8
Operating expenses:
Salaries, wages and employees’ benefits	4.5	2,740.8	68.4	—	2,813.7
Operating expenses and supplies	32.7	1,115.3	46.5	—	1,194.5
Purchased transportation	—	473.0	62.4	—	535.4
Depreciation and amortization	—	188.3	7.4	—	195.7
Other operating expenses	10.0	261.2	4.7	—	275.9
Gains on property disposals, net	0.4	(8.6)	—	—	(8.2)
Total operating expenses	47.6	4,770.0	189.4	—	5,007.0
Operating income (loss)	(47.6)	(88.0)	(2.6)	—	(138.2)
Nonoperating (income) expenses:
Interest expense	121.8	(0.3)	34.7	—	156.2
Other, net	345.1	(168.1)	(109.5)	—	67.5
Nonoperating (income) expenses, net	466.9	(168.4)	(74.8)	—	223.7
Income (loss) before income taxes	(514.5)	80.4	72.2	—	(361.9)
Income tax provision (benefit)	(19.9)	(15.7)	28.1	—	(7.5)
Net income (loss)	(494.6)	96.1	44.1	—	(354.4)
Less: Net loss attributable to non-controlling interest	—	—	(3.1)	—	(3.1)
Net income (loss) attributable to YRC Worldwide Inc.	(494.6)	96.1	47.2	—	(351.3)
Amortization of beneficial conversion feature on preferred stock	(58.0)	—	—	—	(58.0)
Net income (loss) attributable to Common Shareholders	(552.6)	96.1	47.2	—	(409.3)

Net income (loss) attributable to YRC Worldwide Inc.	(494.6)	96.1	47.2	—	(351.3)
Other comprehensive income (loss), net of tax	1.7	5.9	(2.1)	—	5.5
Comprehensive income (loss) attributable to YRC Worldwide Shareholders	$(492.9)	$102.0	$45.1	$—	$(345.8)

For the year ended December 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$4,168.9	$170.1	$(4.4)	$4,334.6
Operating expenses:
Salaries, wages and employees’ benefits	14.3	2,617.1	71.3	—	2,702.7
Operating expenses and supplies	(13.7)	926.1	32.9	—	945.3
Purchased transportation	—	406.9	53.3	(4.4)	455.8
Depreciation and amortization	—	197.7	3.3	—	201.0
Other operating expenses	4.1	240.3	3.7	—	248.1
Gains on property disposals, net	—	2.7	1.6	—	4.3
Impairment charges	—	2.0	3.3	—	5.3
Total operating expenses	4.7	4,392.8	169.4	(4.4)	4,562.5
Operating income (loss)	(4.7)	(223.9)	0.7	—	(227.9)
Nonoperating (income) expenses:
Interest expense	130.0	(3.3)	32.5	—	159.2
Equity investment impairment	—	—	12.3	—	12.3
Other, net	195.7	(137.2)	(57.0)	—	1.5
Nonoperating (income) expenses, net	325.7	(140.5)	(12.2)	—	173.0
Income (loss) from continuing operations before income taxes	(330.4)	(83.4)	12.9	—	(400.9)
Income tax provision (benefit)	100.8	(209.0)	12.0	—	(96.2)
Net income (loss) from continuing operations	(431.2)	125.6	0.9	—	(304.7)
Net income (loss) from discontinued operations, net of tax	—	(23.8)	0.7	—	(23.1)
Net income (loss)	(431.2)	101.8	1.6	—	(327.8)
Less: Net loss attributable to non-controlling interest	—	—	(2.0)	—	(2.0)
Net income (loss) attributable to YRC Worldwide Inc.	(431.2)	101.8	3.6	—	(325.8)
Other comprehensive income (loss), net of tax	3.9	(93.0)	(6.0)	—	(95.1)
Comprehensive income (loss) attributable to YRC Worldwide Inc. Shareholders	$(427.3)	$8.8	$(2.4)	$—	$(420.9)

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(453.3)	$347.6	$79.8	$—	$(25.9)
Investing activities:
Acquisition of property and equipment	—	(65.4)	(1.0)	—	(66.4)
Proceeds from disposal of property and equipment	(5.1)	55.5	—	—	50.4
Restricted amounts held in escrow	33.4	—	—	—	33.4
Other	2.4	—	—	—	2.4
Net cash provided by (used in) investing activities	30.7	(9.9)	(1.0)	—	19.8
Financing activities:
Issuance of long-term debt	—	—	45.0	—	45.0
Repayment of long-term debt	(23.4)	—	(2.2)	—	(25.6)
Debt issuance cost	(2.0)	—	(3.1)	—	(5.1)
Intercompany advances / repayments	457.9	(343.3)	(114.6)	—	—
Net cash provided by (used in) financing activities	432.5	(343.3)	(74.9)	—	14.3
Net increase (decrease) in cash and cash equivalents	9.9	(5.6)	3.9	—	8.2
Cash and cash equivalents, beginning of period	142.0	21.1	37.4	—	200.5
Cash and cash equivalents, end of period	$151.9	$15.5	$41.3	$—	$208.7

For the year ended December 31, 2011 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(334.7)	$295.7	$13.0	$—	$(26.0)
Investing activities:
Acquisition of property and equipment	—	(69.7)	(1.9)	—	(71.6)
Proceeds from disposal of property and equipment	—	66.0	1.5	—	67.5
Disposition of affiliates	—	0.8	(0.8)	—	—
Restricted amounst held in escrow	(155.9)	—	—	—	(155.9)
Other	2.3	—	1.1	—	3.4
Net cash provided by (used in) investing activities	(153.6)	(2.9)	(0.1)	—	(156.6)
Financing activities:
Asset backed securitization borrowings , net	—	—	(122.8)	—	(122.8)
Issuance of long-term debt	179.4	—	262.2	—	441.6
Repayment of long-term debt	(46.1)	—	(0.6)	—	(46.7)
Debt issuance costs	(22.8)	—	(7.7)	—	(30.5)
Equity issuance costs	(1.5)	—	—	—	(1.5)
Intercompany advances / repayments	401.6	(280.4)	(121.2)	—	—
Net cash provided by (used in) financing activities	510.6	(280.4)	9.9	—	240.1
Net increase in cash and cash equivalents	22.3	12.4	22.8	—	57.5
Cash and cash equivalents, beginning of period	119.7	8.7	14.6	—	143.0
Cash and cash equivalents, end of period	$142.0	$21.1	$37.4	$—	$200.5

For the year ended December 31, 2010 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(141.3)	$42.3	$99.7	$—	$0.7
Investing activities:
Acquisition of property and equipment	—	(18.2)	(1.0)	—	(19.2)
Proceeds from disposal of property and equipment	—	76.5	9.2	—	85.7
Disposition of affiliates	42.9	0.4	(9.0)	—	34.3
Other	1.9	—	3.3	—	5.2
Net cash provided by (used in) investing activities	44.8	58.7	2.5	—	106.0
Financing activities:
Asset backed securitization borrowings , net	—	—	(23.5)	—	(23.5)
Issuance of long-term debt	230.2	—	—	—	230.2
Repayment of long-term debt	(208.5)	(51.0)	(0.7)	—	(260.2)
Debt issuance costs	(16.4)	—	(2.2)	—	(18.6)
Equity issuance costs	(17.3)	—	—	—	(17.3)
Equity issuance proceeds	15.9	—	—	—	15.9
Stock issued in connection with the 6% Notes	12.0	—	—	—	12.0
Intercompany advances / repayments	131.4	(51.9)	(79.5)	—	—
Net cash provided by (used in) financing activities	147.3	(102.9)	(105.9)	—	(61.5)
Net increase in cash and cash equivalents	50.8	(1.9)	(3.7)	—	45.2
Cash and cash equivalents, beginning of period	68.9	10.6	18.3	—	97.8
Cash and cash equivalents, end of period	$119.7	$8.7	$14.6	$—	$143.0

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YRC Worldwide Inc.:
We have audited the accompanying consolidated balance sheets of YRC Worldwide Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, shareholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YRC Worldwide Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), YRC Worldwide Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2013, expressed an unqualified opinion on the effectiveness of YRC Worldwide Inc.'s internal control over financial reporting.

/s/ KPMG LLP
Kansas City, Missouri
February 21, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YRC Worldwide Inc.:

We have audited YRC Worldwide Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). YRC Worldwide Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under Item 9A of the December 31, 2012 annual report on Form 10-K. Our responsibility is to express an opinion on YRC Worldwide Inc.'s internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, YRC Worldwide Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of YRC Worldwide Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, shareholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 21, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

Kansas City, Missouri
February 21, 2013

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of December 31, 2012 and has concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining effective internal control over our financial reporting, which is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” that the Committee of Sponsoring Organizations of the Treadway Commission issued.

Based on its assessment using those criteria, our management concluded that, as of December 31, 2012, our system of internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited our December 31, 2012 consolidated financial statements, has issued an audit report on our system of internal control over financial reporting. The KPMG LLP audit report is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On February 20, 2013, we entered into an Advisory Agreement with MAEVA Group, LLC (“MAEVA”), a company owned and controlled by Harry Wilson and of which Mr. Wilson is Chairman and CEO. Mr. Wilson is a Series A Director of the Company appointed by IBT and is not an independent director of the Company. The Advisory Agreement calls for MAEVA to provide advisory, analytical, consulting and other services to us in connection with one or more potential transactions and/or other strategic initiatives that we may elect to pursue from time to time. As compensation for its services, MAEVA is entitled to receive $250,000 per month for at least the next four months plus potential completion fees not to exceed $5.5 million in the aggregate. Under the Advisory Agreement, we have also agreed to reimburse MAEVA for reasonable expenses incurred by MAEVA in connection with its engagement, including reasonable legal fees and expenses, and to indemnify MAEVA and related persons against liabilities arising out of its engagement, subject to limitations specified therein. The Advisory Agreement will expire on December 31, 2013 unless extended by mutual agreement or unless terminated by us in our sole discretion upon 30 days' written notice to MAEVA.

PART III

Item 10. Directors and Executive Officers of the Registrant

Pursuant to General Instruction G to Form 10-K, the information required by this item, other than information regarding (i) our executive officers, which is incorporated by reference to Part I of this Form 10-K under the heading “Executive Officers of the Registrant,” and (ii) our code of ethics, which is set forth below, is included under the captions “Proposal to Elect Directors,” “Structure and Functioning of the Board-Audit/Ethics Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

We have adopted a written Code of Business Conduct that applies to all of our directors, officers and employees, including our chief executive officer, chief financial officer and chief accounting officer. It is available under “Board Committee Charters and Code of Business Conduct” on our website located at www.yrcw.com. We intend to disclose any amendments to our Code of Conduct, other than technical, administrative or non-substantive amendments, and any waivers, including implicit waivers, from any provision of our Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website located at www.yrcw.com.

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in our Proxy Statement related to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Security Ownership of Management and Directors,” “Security Ownership of Certain Holders of Record” and “Equity Compensation Plan Information” in our Proxy Statement related to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Structure and Functioning of the Board” and “Certain Relationships and Related Transactions” in our Proxy Statement related to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the caption “Audit & Ethics Committee Report” in our Proxy Statement related to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The consolidated financial statements of the Company included under Item 8 - Financial Statements and Supplementary Data.

(a)(2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule on page 118.

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010, on page 119.

(a)(3) Exhibits

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

3.1.3	Certificate of Elimination of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on December 1, 2011, File No. 000-12255).

3.1.4	Certificate of Designations of Series A Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on July 25, 2011, File No. 000-12255).

3.2	Amended and Restated Bylaws of the Company, adopted as of September 16, 2011 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on September 16, 2011, File No. 000-12255).

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

4.3.1
Indenture (including form of note) dated December 31, 2004, among the Company, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to the Company's 5.0% Net Share Settled Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to Registration Statement on Form S-4/A, filed on November 30, 2004, File No. 333-119990).

4.3.2
Supplemental Indenture, dated as of December 31, 2009, among the Company, the guarantors signatory thereto and Deutsche Bank Trust Company Americas, as trustee, supplementing the Indenture, dated as of December 31, 2004 (as supplemented and in effect as of the date of the Supplemental Indenture), relating to the 5.0% Net Share Settled Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed on January 7, 2010, File No. 000-12255).

4.3.3	Certificate of Designations of Series A Voting Preferred Stock (incorporated by reference to Exhibit 3.1.4 to this Annual Report on Form 10-K).

4.4.1
Indenture (including form of note) dated December 31, 2004, among the Company, certain subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, relating to the Company's 3.375% Net Share Settled Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.8 to Amendment No. 1 to Registration Statement on Form S-4/A, filed on November 30, 2004, File No. 333-119990).

4.4.2
Supplemental Indenture, dated as of December 31, 2009, among the Company, the guarantors signatory thereto and Deutsche Bank Trust Company Americas, as trustee, supplementing the Indenture, dated as of December 31, 2004 (as supplemented and in effect as of the date of the Supplemental Indenture), relating to the 3.375% Net Share Settled Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on January 7, 2010, File No. 000-12255).

4.5
Mutual Release, dated as of December 31, 2009, among the Company, YRC Regional Transportation, Inc. and certain holders of 8 1/2% Guaranteed Notes due April 15, 2010, 3.375% Contingent Convertible Senior Notes due 2023,

3.375% Net Share Settled Contingent Convertible Senior Notes due 2023, 5% Contingent Convertible Senior Notes due 2023 and 5% Net Share Settled Contingent Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K, filed on January 7, 2010, File No. 000-12255).

4.6
Registration Rights Agreement, dated as of February 11, 2010, among the Company and persons defined as Purchasers and Guarantors therein (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed on February 11, 2010, File No. 000-12255).

4.7.1
Indenture (including form of note), dated as of February 23, 2010, among the Company, as issuer, the Guarantors and US Bank, National Association, as trustee, relating to the Company's 6% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on February 24, 2010, File No. 000-12255).

4.7.2
Supplemental Indenture, dated August 3, 2010, among the Company, as issuer, the Guarantors and U.S. Bank National Association, as trustee, relating to the Company's 6% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on August 3, 2010, File No. 000-12255).

4.7.3
Letter Agreement, dated August 2, 2010, among the Company and certain investors in the Company's 6% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 9, 2010, File No. 000-12255).

4.8
Indenture (including form of note), dated as of July 22, 2011, among the Company, as issuer, the subsidiaries party thereto as guarantors and U.S. Bank National Association, as trustee, related to the Company's 10% Series A Convertible Senior Secured Notes due 2015 (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

4.9.1
Indenture (including form of note), dated as of July 22, 2011, among the Company, as issuer, the subsidiaries party thereto as guarantors and U.S. Bank National Association, as trustee, related to the Company's 10% Series B Convertible Senior Secured Notes due 2015 (incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

4.9.2
Supplemental Indenture, dated as of September 14, 2011, among the Company, as issuer, the subsidiaries party thereto as guarantors and U.S. Bank National Association, as trustee, supplementing the Indenture, dated as of July 22, 2011 (as supplemented and in effect as of the date of the Supplemental Indenture), relating to the Company's 10% Series B Convertible Senior Secured Notes due 2015 (incorporated by reference to Exhibit 4.5.2 to Registration Statement on Form S-1, filed on September 23, 2011, File No. 333-176971).

4.10
Registration Rights Agreement, dated as of July 22, 2011, among the Company, the guarantors named therein and the holders of the Company's 10% Series A Convertible Senior Secured Notes due 2015 named therein (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

4.11
Registration Rights Agreement, dated as of July 22, 2011, among the Company, the guarantors named therein and the holders of the Company's 10% Series B Convertible Senior Secured Notes due 2015 named therein (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

(10) Material Contracts

10.1.1
Amended and Restated Credit Agreement, dated as of July 22, 2011, among the Company, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

10.1.2
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of February 27, 2012, among the Company, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2.2 to Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012, File No. 000-12255).

10.1.3
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of April 27, 2012, among the Company, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed on April 30, 2012, File No. 000-12255).

10.2
Commitment Letter, dated July 7, 2011, between the Company and the Commitment Parties (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed on July 8, 2011, File No. 000-12255).

10.3.1
Credit Agreement, dated as of July 22, 2011, among YRCW Receivables LLC, as borrower, the Company, as servicer, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 9, 2011, File No. 000-12255).

10.3.2
Amendment No. 1 to Credit Agreement and Amendment No.1 to Receivables Sale Agreement, dated as of February 27, 2012, among YRCW Receivables LLC, as borrower, the Company, as servicer, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.5.2 to Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012, File No. 000-12255).

10.3.3
Amendment No. 2 to Credit Agreement, dated as of February 27, 2012, among YRCW Receivables LLC, as borrower, and the lenders party thereto (incorporated by reference to Exhibit 10.5.2 to Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012, File No. 000-12255).

10.3.4
Amendment No. 3 to Credit Agreement dated as of April 27, 2012, among YRCW Receivables LLC, as borrower, and the lenders party thereto (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed on April 30, 2012, File No. 000-12255).

10.4.1
National Master Freight Agreement, effective April 1, 2008, among the International Brotherhood of Teamsters, YRC Inc. (formerly, Yellow Transportation, Inc. and Roadway Express, Inc.), USF Holland Inc. and New Penn Motor Express, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on February 11, 2008, File No. 000-12255).

10.4.2
Amended and Restated Memorandum of Understanding on the Job Security Plan, dated July 9, 2009, among the International Brotherhood of Teamsters, YRC Inc., USF Holland Inc. and New Penn Motor Express, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 14, 2009, File No. 000-12255).

10.4.3
Agreement for the Restructuring of the YRC Worldwide Inc. Operating Companies and related Term Sheet/Proposal (the “Restructuring Plan”), dated September 24, 2010, among the International Brotherhood of Teamsters, YRC Inc., USF Holland Inc. and New Penn Motor Express, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on September 29, 2010, File No. 000-12255).

10.4.4
Certification and Amendment (dated December 31, 2010) and Certification and Second Amendment (dated February 28, 2011) to the Restructuring Plan Term Sheet (incorporated by reference to Exhibit 10.3.4 to Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011, File No. 000-12255).

10.5.1
Amended and Restated Contribution Deferral Agreement, dated as of July 22, 2011, among YRC Inc., USF Holland Inc., New Penn Motor Express, Inc. and USF Reddaway Inc., collectively as primary obligors, the Trustees for the Central States, Southeast and Southwest Areas Pension Fund, the Wilmington Trust Company, as agent, and the other funds party thereto (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

10.5.2
Consent and First Amendment to the Amended and Restated Contribution Deferral Agreement, dated as of October 17, 2011, among YRC Inc., USF Holland Inc., New Penn Motor Express, Inc. and USF Reddaway Inc., collectively as primary obligors, the Trustees for the Central States, Southeast and Southwest Areas Pension Fund, the Wilmington Trust Company, as agent, and the other funds party thereto (incorporated by reference to Exhibit 10.8.2 to Annual Report on Form 10-K for the year ended December 31, 2011, filed February 28, 2012, File No. 000-12255).

10.6
Note Purchase Agreement, dated February 11, 2010, among the Company, the investors listed on the Schedule of Buyers attached as Annex I thereto, and the subsidiaries of the Company listed on the Schedule of Guarantors attached as Annex II thereto (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed on February 11, 2010, File No. 000-12255).

10.7
Escrow Agreement, dated as of February 23, 2010, among the Company, the persons defined as Buyers therein, and U.S. Bank National Association, as escrow agent (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed on February 24, 2010, File No. 000-12255).

10.8
Support Agreement among the Company and certain lenders under its Credit Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed on April 29, 2011, File No. 000-12255).

10.9.1	Support Agreement between the Company and TNFINC (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K, filed on April 29, 2011, File No. 000-12255).

10.9.2	Summary of Principal Terms of Proposed Restructuring, dated as of April 21, 2011 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed on April 29, 2011, File No. 000-12255).

10.10
Amended and Restated Pledge and Security Agreement, dated as of July 22, 2011, among the Company, the subsidiaries of the Company party thereto, as grantors, and JPMorgan Chase Bank, National Association, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

10.11
Pledge and Security Agreement, dated as of July 22, 2011, among the Company, the subsidiaries of the Company party thereto, as grantors, and U.S. Bank National Association, as collateral trustee (incorporated by reference to Exhibit 10.13 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

10.12
Amended and Restated Intercreditor Agreement, dated as of July 22, 2011, among the Company, the subsidiaries of the Company party thereto, JPMorgan Chase Bank, National Association, as bank group representative, Wilmington Trust Company, as pension fund representative, U.S. Bank National Association, as convertible note representative, JPMorgan Chase Bank, N.A., as ABL representative, and the other bank group loan parties party thereto (incorporated by reference to Exhibit 10.14 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

10.13
Collateral Trust Agreement, dated as of July 22, 2011, among the Company, the subsidiaries of the Company party thereto, U.S. Bank National Association, as Series A Notes indenture trustee, U.S. Bank National Association, as Series B Notes indenture trustee, and U.S. Bank National Association, as collateral trustee (incorporated by reference to Exhibit 10.15 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

(10) Management Contracts, Compensatory Plans and Arrangements

10.14.1
YRC Worldwide Inc. Director Compensation Plan, effective August 30, 2011 (incorporated by reference to Exhibit 10.53.1 to Registration Statement on Form S-1, filed on September 23, 2011, File No. 333-176971).

10.14.2	Form of Director Share Unit Agreement (incorporated by reference to Exhibit 10.53.2 to Registration Statement on Form S-1, filed on September 23, 2011, File No. 333-176971).

10.15.1
Employment Agreement, dated January 25, 2006, between the Company and William D. Zollars (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on January 26, 2006, File No. 000-12255).

10.15.2
Amendment effective December 30, 2008 to Employment Agreement, dated as of January 25, 2006, between the Company and William D. Zollars (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on January 6, 2009, File No. 000-12255).

10.15.3
Letter Agreement, dated September 28, 2010, between the Company and William D. Zollars (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 9, 2010, File No. 000-12255).

10.16
Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, filed on March 15, 2007, File No. 000-12255).

10.17	Form of Share Unit Agreement (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008, File No. 000-12255).

10.18	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on May 19, 2008, File No. 000-12255).

10.19
YRC Worldwide Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008, File No. 000-12255).

10.20	YRC Worldwide Inc. 2011 Incentive and Equity Award Plan (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed on November 30, 2011, File No. 333-178223).

10.21
Form of Restricted Stock Agreement under YRC Worldwide Inc. 2011 Incentive and Equity Award Plan (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012, File No. 000-12255).

10.22.1	YRC Worldwide Inc. Supplemental Executive Pension Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 25, 2006, File No. 000-12255).

10.22.2	Amendment to YRC Worldwide Inc. Supplemental Executive Pension Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on July 8, 2008, File No. 000-12255).

10.22.3
Second Amendment to YRC Worldwide Inc. Supplemental Executive Pension Plan (incorporated by reference to Exhibit 10.30.3 to Annual Report on Form 10-K for the year ended December 31, 2011, filed February 28, 2012, File No. 000-12255).

10.23.1
Yellow Corporation Pension Plan, amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004, File No. 000-12255).

10.23.2
Amendment No. 1 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 9, 2005, File No. 000-12255).

10.23.3
Amendment No. 2 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.28.3 to Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011, File No. 000-12255).

10.23.4
Amendment No. 3 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on July 8, 2008, File No. 000-12255).

10.23.5
Amendment No. 4 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.22.5 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009, File No. 000-12255).

10.23.6
Amendment No. 5 and Amendment No. 6 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.28.6 to Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, File No. 000-12255).

10.23.7
Amendment No. 7 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 9, 2010, File No. 000-12255).

10.24	YRC Worldwide Inc. Non-Union Employee Option Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on January 6, 2009, File No. 000-12255).

10.25
YRC Worldwide Inc. Union Employee Option Plan (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009, File No. 000-12255).

10.26	YRC Worldwide Inc. Second Union Employee Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on March 5, 2010, File No. 000-12255).

10.27	Form of YRC Worldwide Inc. Cash Performance and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 Current Report on Form 8-K, filed on April 3, 2009, File No. 000-12255).

10.28
Retention Payment, Non-Competition, Non-Solicitation, Non-Disparagement, and Confidentiality Agreement dated June 2, 2009, between the Company and Michael J. Smid (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on June 2, 2009, File No. 000-12255).

10.29
Separation Agreement and Complete Release, dated as of August 5, 2011, between the Company and Michael J. Smid (incorporated by reference to Exhibit 10.52 to Registration Statement on Form S-1, filed on September 23, 2011, File No. 333-176971).

10.30
Form of Non-Competition, Non-Solicitation, Non-Disparagement and Confidentiality Agreement between the Company and each of: Sheila K. Taylor and Michael J. Naatz (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, File No. 000-12255).

10.31
Separation Agreement and Release dated March 6, 2011, between the Company and Sheila K. Taylor (incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011, File No. 000-12255).

10.32
Amendment to Non-Competition, Non-Solicitation, Non-Disparagement and Confidentiality Agreement dated March 6, 2011, between the Company and Sheila K. Taylor (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011, File No. 000-12255).

10.33.1
Employment Agreement, dated as of July 22, 2011, between the Company and James L. Welch (incorporated by reference to Exhibit 10.16 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

10.33.2
Amendment No. 1 to Employment Agreement, dated as of October 30, 2012, between the Company and James L. Welch (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 2, 2012, File No. 000-12255).

10.34.1
Employment Agreement, dated as of November 3, 2011, between the Company and Jamie G. Pierson (incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012, File No. 000-12255).

10.34.2
Amendment No. 1 to Employment Agreement, dated as of October 30, 2012, between the Company and Jamie G. Pierson (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 2, 2012, File No. 000-12255).

10.35
Escrow Agreement, dated as of November 3, 2011, among the Company, Jamie G. Pierson and BOKF, N.A., as escrow agent (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012, File No. 000-12255).

10.36.1
Employment Agreement, effective as of February 13, 2012, between the Company and Michelle A. Russell (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 3, 2012, File No. 000-12255).

10.36.2
Amendment No. 1 to Employment Agreement, dated as of October 30, 2012, between the Company and Michelle A. Russell (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 2, 2012, File No. 000-12255).

10.37*	Advisory Agreement, dated February 20, 2013, between the Company and MAEVA Group, LLC.

21.1*	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of James L. Welch pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Jamie G. Pierson pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James L. Welch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Jamie G. Pierson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS** XBRL Instance Document
101.SCH**XBRL Taxonomy Extension Schema
101.CAL**XBRL Taxonomy Extension Calculation Linkbase
101.DEF** BRL Taxonomy Extension Definition Linkbase
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YRC Worldwide Inc.:

Under date of February 21, 2013, we reported on the consolidated balance sheets of YRC Worldwide Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, shareholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2012, which are included in this annual report on Form 10-K of YRC Worldwide Inc. for the year ended December 31, 2012. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts (Schedule II). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP

Kansas City, Missouri
February 21, 2013

Schedule II

YRC Worldwide Inc. and Subsidiaries
Valuation and Qualifying Accounts
For the Years Ended December 31, 2012, 2011 and 2010

		Additions
Description (amounts in millions)	Balance, Beginning Of Year	Charged to Costs/Expenses	Charged to Other Accounts	Deductions (a)	Balance, End of Year
Year ended December 31, 2012:
Deducted from asset account:
Allowance for uncollectible accounts	$12.0	$9.4	$—	$(11.6)	$9.8
Added to liability account:
Claims and insurance accruals	$500.7	$181.9	$—	$(245.3)	$437.3

Year ended December 31, 2011:
Deducted from asset account:
Allowance for uncollectible accounts	$14.5	$13.2	$—	$(15.7)	$12.0
Added to liability account:
Claims and insurance accruals	$515.2	$240.6	$—	$(255.1)	$500.7

Year ended December 31, 2010:
Deducted from asset account:
Allowance for uncollectible accounts	$36.1	$3.4	$—	$(25.0)	$14.5
Added to liability account:
Claims and insurance accruals	$536.8	$237.8	$—	$(259.4)	$515.2
(a) Regarding the allowance for uncollectible accounts, deductions primarily relate to uncollectible accounts written off, net of recoveries and the disposition of Logistics. For the claims and insurance accruals, deductions primarily relate to payments of claims and insurance.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YRC Worldwide Inc.

Date: February 21, 2013	BY: /s/ James L. Welch
James L. Welch
Chief Executive Officer
POWER OF ATTORNEY
Know all people by these presents, that each person whose signature appears below constitutes and appoints James L. Welch and Jamie G. Pierson, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby confirming all that said attorneys-in-fact and agents or either of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James L. Welch	Chief Executive Officer	February 21, 2013
James L. Welch

/s/ Jamie G. Pierson	Executive Vice President &	February 21, 2013
Jamie G. Pierson	Chief Financial Officer

/s/ Stephanie D. Fisher	Vice President & Controller	February 21, 2013
Stephanie D. Fisher

/s/ Raymond J. Bromark	Director	February 21, 2013
Raymond J. Bromark

/s/ Douglas A. Carty	Director	February 21, 2013
Douglas A. Carty

/s/ Matthew Doheny	Director	February 21, 2013
Matthew Doheny

/s/ Robert L. Friedman	Director	February 21, 2013
Robert L. Friedman

/s/ James E. Hoffman	Director	February 21, 2013
James E. Hoffman

/s/ Michael J. Kneeland	Director	February 21, 2013
Michael J. Kneeland

/s/ Harry J. Wilson	Director	February 21, 2013
Harry J. Wilson

/s/ James F. Winestock	Director	February 21, 2013
James F. Winestock