Form 10-Q
period 2013-03-31
YRC Worldwide Inc.
filed 2013-05-03
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, $0.01 par value per share	9,396,860 shares

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries
(Amounts in millions except share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$182.4	$208.7
Restricted amounts held in escrow	15.5	20.0
Accounts receivable, net	505.0	460.1
Prepaid expenses and other	87.9	85.3
Total current assets	790.8	774.1
Property and Equipment:
Cost	2,850.4	2,869.0
Less – accumulated depreciation	(1,683.2)	(1,677.6)
Net property and equipment	1,167.2	1,191.4
Intangibles, net	94.3	99.2
Restricted amounts held in escrow	102.5	102.5
Other assets	46.1	58.3
Total Assets	$2,200.9	$2,225.5
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$171.0	$162.0
Wages, vacations and employees’ benefits	216.1	190.9
Other current and accrued liabilities	218.9	233.2
Current maturities of long-term debt	73.7	9.1
Total current liabilities	679.7	595.2
Other Liabilities:
Long-term debt, less current portion	1,296.0	1,366.3
Pension and postretirement	538.1	548.8
Claims and other liabilities	329.7	344.3
Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.1	0.1
Capital surplus	1,934.4	1,926.5
Accumulated deficit	(2,095.1)	(2,070.6)
Accumulated other comprehensive loss	(389.3)	(392.4)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total YRC Worldwide Inc. shareholders’ deficit	(642.6)	(629.1)
Total Liabilities and Shareholders’ Deficit	$2,200.9	$2,225.5
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE LOSS
YRC Worldwide Inc. and Subsidiaries
For the Three Months Ended March 31
(Amounts in millions except per share data, shares in thousands)
(Unaudited)

	2013	2012
Operating Revenue	$1,162.5	$1,194.3
Operating Expenses:
Salaries, wages and employees’ benefits	681.0	704.8
Operating expenses and supplies	267.8	293.2
Purchased transportation	114.9	119.7
Depreciation and amortization	43.6	49.0
Other operating expenses	49.8	68.1
(Gains) losses on property disposals, net	(4.5)	8.3
Total operating expenses	1,152.6	1,243.1
Operating Income (Loss)	9.9	(48.8)
Nonoperating Expenses:
Interest expense	39.2	36.4
Other, net	(0.3)	(0.4)
Nonoperating expenses, net	38.9	36.0
Loss before income taxes	(29.0)	(84.8)
Income tax benefit	(4.5)	(3.2)
Net loss	(24.5)	(81.6)
Less: net income attributable to non-controlling interest	—	3.9
Net Loss Attributable to YRC Worldwide Inc.	(24.5)	(85.5)
Other comprehensive income, net of tax	3.1	5.7
Comprehensive Loss Attributable to YRC Worldwide Inc. Shareholders	$(21.4)	$(79.8)

Average Common Shares Outstanding – Basic	8,380	6,893
Average Common Shares Outstanding – Diluted	8,380	6,893

Net Loss Per Share – Basic	$(2.93)	$(12.40)
Net Loss Per Share – Diluted	$(2.93)	$(12.40)
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Three Months Ended March 31
(Amounts in millions)
(Unaudited)

	2013	2012
Operating Activities:
Net loss	$(24.5)	$(81.6)
Noncash items included in net loss:
Depreciation and amortization	43.6	49.0
Paid-in-kind interest on Series A Notes and Series B Notes	7.6	6.3
(Gains) losses on property disposals, net	(4.5)	8.3
Other noncash items, net	3.6	0.1
Changes in assets and liabilities, net:
Accounts receivable	(45.2)	(16.4)
Accounts payable	(2.0)	22.2
Other operating assets	9.1	(19.2)
Other operating liabilities	(1.6)	14.2
Net cash used in operating activities	(13.9)	(17.1)
Investing Activities:
Acquisition of property and equipment	(17.2)	(15.1)
Proceeds from disposal of property and equipment	0.6	10.0
Restricted escrow receipts, net	4.5	10.1
Other, net	1.8	—
Net cash (used in) provided by investing activities	(10.3)	5.0
Financing Activities:
Issuance of long-term debt	0.3	45.0
Repayments of long-term debt	(2.4)	(6.0)
Debt issuance costs	—	(1.1)
Net cash (used in) provided by financing activities	(2.1)	37.9
Net (Decrease) Increase In Cash and Cash Equivalents	(26.3)	25.8
Cash and Cash Equivalents, Beginning of Period	208.7	200.5
Cash and Cash Equivalents, End of Period	$182.4	$226.3

Supplemental Cash Flow Information:
Interest paid	$(28.5)	$(31.5)
Income tax refund, net	$14.6	$7.8
The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Three Months Ended March 31, 2013
(Amounts in millions)
(Unaudited)

Common Stock
Beginning and ending balance	$0.1
Capital Surplus
Beginning balance	$1,926.5
Share-based compensation	0.6
Issuance of equity upon conversion of Series B Notes	7.3
Ending balance	$1,934.4
Accumulated Deficit
Beginning balance	$(2,070.6)
Net loss attributable to YRC Worldwide Inc.	(24.5)
Ending balance	$(2,095.1)
Accumulated Other Comprehensive Loss
Beginning balance	$(392.4)
Reclassification of net pension actuarial losses to net loss, net of tax	3.7
Foreign currency translation adjustments	(0.6)
Ending balance	$(389.3)
Treasury Stock, At Cost
Beginning and ending balance	$(92.7)
Total Shareholders’ Deficit	$(642.6)
The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YRC Worldwide Inc. and Subsidiaries
(Unaudited)

Certain of these Notes to Consolidated Financial Statements contain forward-looking statements, as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements" below.

1. Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide,” the “Company,” “we,” “us” or “our”), one of the largest transportation service providers in the world, is a holding company that, through wholly owned operating subsidiaries and its interest in a Chinese joint venture, offers its customers a wide range of transportation services. We have one of the largest, most comprehensive less-than-truckload ("LTL") networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer industry-leading expertise in heavyweight shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

•
YRC Freight is the reporting segment that focuses on longer haul business opportunities in national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. This unit includes our LTL subsidiary YRC Inc. and Reimer Express, a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico, Puerto Rico and Guam.

•
Regional Transportation is the reporting segment for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of USF Holland Inc. (“Holland”), New Penn Motor Express, Inc. (“New Penn”) and USF Reddaway Inc. (“Reddaway”). These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the United States, Canada, Mexico and Puerto Rico.

At March 31, 2013, approximately 77% of our labor force is subject to collective bargaining agreements, which predominantly expire in March 2015.

2. Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of YRC Worldwide and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in non-majority owned affiliates, or those in which we do not have control where the entity is either not a variable interest entity or we are not the primary beneficiary, are accounted for on the equity method.

We make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates. We have prepared the Consolidated Financial Statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included in these financial statements herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Assets Held for Sale

When we plan to dispose of property or equipment by sale, the asset is recorded in the financial statements at the lower of the carrying amount or estimated fair value, less cost to sell, and is reclassified to assets held for sale. Additionally, after such reclassification, there is no further depreciation taken on the asset. For an asset to be classified as held for sale, management must approve and commit to a formal plan, the sale should be anticipated during the ensuing year and the asset must be actively marketed, be available for immediate sale, and meet certain other specified criteria. We use level 3 inputs to determine the fair value of each property considered held for sale.

At March 31, 2013 and December 31, 2012, the net book value of assets held for sale was $6.4 million and $7.3 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets. We recorded charges of $0.6 million for the three months ended March 31, 2013 and $10.5 million for the three months ended March 31, 2012 to reduce properties held for sale to estimated fair value, less cost to sell. These charges are included in “(Gains) losses on property disposals, net” in the accompanying statements of consolidated comprehensive loss.

Fair Value of Financial Instruments

The following table summarizes the fair value hierarchy of our financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2013:

		Fair Value Measurement Hierarchy
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$15.5	$15.5	$—	$—
Restricted amounts held in escrow-long term	$102.5	$102.5	$—	$—
Total assets at fair value	$118.0	$118.0	$—	$—

Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these instruments.

Reclassifications Out of Accumulated Other Comprehensive Loss

For the three months ended March 31, 2013, we reclassified the amortization of our net pension loss totaling $3.7 million from accumulated other comprehensive loss to net loss. This reclassification is a component of net periodic pension cost and is discussed in the "Employee Benefits" footnote.

3. Liquidity

For a description of our outstanding debt, please refer to the "Debt and Financing" footnote to our consolidated financial statements.

Credit Facility Covenants

Our amended and restated credit agreement has certain covenants that require us to maintain a minimum Consolidated EBITDA, a maximum Total Leverage Ratio and a minimum Interest Coverage Ratio (as defined in the amended and restated credit agreement).

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

Minimum Consolidated EBITDA, as defined in our credit facilities, is a non-GAAP measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and further adjusted for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees and results of permitted dispositions and discontinued operations.

We are also required to maintain a minimum cash balance (as defined in our credit facilities) of at least $50.0 million. This requirement increases starting in August of 2013 and, by November 2013, the minimum cash balance requirement is $119.4 million. This increase is required to ensure we have sufficient liquidity to pay the outstanding balance of our 6% convertible senior notes, which mature in February of 2014. We were in compliance with each of these covenants as of March 31, 2013.

We believe that our minimum cash balance covenant represents our highest risk of default. If our future operating results indicate that we will not meet our minimum cash balance covenant, we will take actions to improve our liquidity, which may include (without limitation) deferring the timing of our capital expenditures and our discretionary workers' compensation settlement payments. We believe that these actions, if deemed necessary, will allow us to meet any shortfall in our minimum cash balance.

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

Risks and Uncertainties Regarding Future Liquidity

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our $400 million ABL facility and any prospective net operating cash flows from operations. As of March 31, 2013, we had cash and cash equivalents and availability under the ABL facility of $214.8 million and the borrowing base under our ABL facility was $359.0 million. For the three months ended March 31, 2013, our cash flow from operating activities used net cash of $13.9 million.

Our principal uses of cash are to fund our operations, including making contributions to our single-employer pension plans and the multi-employer pension funds, and to meet our other cash obligations including, but not limited to, paying cash interest and principal on our funded debt, payments on our equipment leases, letter of credit fees under our credit facilities and funding capital expenditures.

We have a considerable amount of indebtedness, a substantial portion of which will mature in late 2014 or early 2015. As of March 31, 2013, we had $1,369.7 million in aggregate principal amount of outstanding indebtedness, which will increase over time as a portion of our indebtedness accrues paid-in-kind interest. We intend to refinance or restructure the portions of our debt that mature in late 2014 and early 2015. The refinancing or restructuring of these debt obligations is outside of our control and there can be no assurance that such transaction will occur, or if it does occur, on what terms. We also have considerable future funding obligations for our single-employer pension plans and the multi-employer pension funds. We expect our funding obligations for the remainder of the year for our single-employer pension plans and multi-employer pension funds will be $50.4 million and $60.9 million, respectively. In addition, we have, and will continue to have, substantial operating lease obligations. As of March 31, 2013, our minimum rental expense under operating leases for the remainder of the year is $37.0 million. As of March 31, 2013, our operating lease obligations through 2025 totaled $136.8 million and is expected to increase as we lease additional revenue equipment.

Our capital expenditures for the three months ended March 31, 2013 and 2012 were $17.2 million and $15.1 million, respectively. These amounts were principally used to fund replacement engines and trailer refurbishments for our revenue fleet and capitalized costs for our network facilities and technology infrastructure. In light of our recent operating results and liquidity needs, we have deferred the majority of capital expenditures and expect to continue to do so for the foreseeable future, including the remainder of 2013. As a result, the average age of our fleet is increasing, which may affect our maintenance costs and operational efficiency unless we are able to obtain suitable lease financing to meet our replacement equipment needs.

We believe that our cash and cash equivalents, results of operations and availability under our credit facilities will be sufficient for us to comply with the covenants in our credit facilities, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for the foreseeable future, including the next twelve months. Our ability to satisfy our liquidity needs beyond the next twelve months is dependent on a number of factors, some of which are outside of our control. These factors include:

•	continuing to achieve improvements in our operating results which rely upon pricing and shipping volumes;

•	continuing to comply with covenants and other terms of our credit facilities so as to have access to the borrowings available to us under such credit facilities;

•	securing suitable lease financing arrangements to replace revenue equipment;

•
continuing to implement and realize cost saving measures to match our costs with business levels and in a manner that does not harm operations, and our productivity and efficiency initiatives must be successful;

•
generating operating cash flows that are sufficient to meet the minimum cash balance requirement under our credit facilities, cash requirements for pension contributions to our single-employer pension plan and our multi-employer pension funds, cash interest and principal payments on our funded debt, payments on our equipment leases, letter of credit fees under our credit facilities and for capital expenditures or additional lease payments for new revenue equipment; and

•	restructuring or refinancing our debt obligations prior to scheduled maturities in 2014 and 2015.

4. Debt and Financing

Total debt as of March 31, 2013 and December 31, 2012 consisted of the following:

As of March 31, 2013 (in millions)	Par Value	Premium/ (Discount)	Book Value	Stated Interest Rate	Effective Interest Rate
Restructured Term Loan	$298.7	$60.1	$358.8	10.0%	—%
Term A Facility (capacity $175.0, borrowing base $137.4, availability $32.4)	105.0	(4.2)	100.8	8.5%	15.8%
Term B Facility (capacity $225.0, borrowing base $221.6, availability $0.0)	221.6	(7.4)	214.2	11.25%	15.0%
Series A Notes	165.2	(25.6)	139.6	10.0%	18.3%
Series B Notes	87.9	(21.8)	66.1	10.0%	25.6%
6% Notes	69.4	(5.1)	64.3	6.0%	15.5%
A&R CDA	125.0	(0.4)	124.6	3.0-18.0%	7.0%
Lease financing obligations	301.0	—	301.0	10.0-18.2%	11.9%
Other	0.3	—	0.3
Total debt	$1,374.1	$(4.4)	$1,369.7
Current maturities of Term B Facility	$(2.3)	$—	$(2.3)
Current maturities of 6% Notes	(69.4)	5.1	(64.3)
Current maturities of lease financing obligations	(6.8)	—	(6.8)
Current maturities of other	(0.3)	—	(0.3)
Long-term debt	$1,295.3	$0.7	$1,296.0

As of December 31, 2012 (in millions)	Par Value	Premium/ (Discount)	Book Value	Stated Interest Rate	Effective Interest Rate
Restructured Term Loan	$298.7	$67.6	$366.3	10.0%	—%
Term A Facility (capacity $175.0, borrowing base $147.6, availability $42.6)	105.0	(4.8)	100.2	8.5%	15.8%
Term B Facility (capacity $225.0, borrowing base $222.2, availability $0.0)	222.2	(8.5)	213.7	11.25%	15.0%
Series A Notes	161.2	(27.8)	133.4	10.0%	18.3%
Series B Notes	91.5	(25.4)	66.1	10.0%	25.6%
6% Notes	69.4	(6.3)	63.1	6.0%	15.5%
A&R CDA	125.8	(0.4)	125.4	3.0-18.0%	7.1%
Lease financing obligations	306.9	—	306.9	10.0-18.2%	11.9%
Other	0.3	—	0.3
Total debt	$1,381.0	$(5.6)	$1,375.4
Current maturities of Term B Facility	(2.3)	—	(2.3)
Current maturities of lease financing obligations	(6.5)	—	(6.5)
Current maturities of other	(0.3)	—	(0.3)
Long-term debt	$1,371.9	$(5.6)	$1,366.3

Conversions

Our 10% Series A Convertible Senior Secured Notes due 2015 (the "Series A Notes") are convertible into our common stock beginning July 22, 2013 at the conversion price per share of $34.0059 and a conversion rate of 29.4067 common shares per $1,000 of Series A Notes. As of March 31, 2013 and April 30, 2013, there was $165.2 million and $166.5 million, respectively, in aggregate principal amount of Series A Notes outstanding that are convertible into approximately 5.9 million shares of our common stock at the maturity date.

As of March 31, 2013, the effective conversion price and conversion rate for our 10% Series B Convertible Senior Secured Notes due 2015 (the "Series B Notes") (after taking into account the make whole premium) was $15.2475 and 65.5847 common shares per $1,000 of Series B Notes, respectively. During the three months ended March 31, 2013, $5.8 million of aggregate principal amount of Series B Notes were converted into 398,000 shares of our common stock, which includes the make whole premium.  Upon conversion, during the three months ended March 31, 2013, we recorded $3.4 million of additional interest expense representing the $1.6 million make whole premium and $1.8 million of accelerated amortization of the discount on converted Series B Notes. As of March 31, 2013, there was $87.9 million in aggregate principal amount of Series B Notes outstanding that are convertible into approximately 5.8 million shares of our common stock (after taking into account the make whole premium). There were no Series B Note conversions from March 31, 2013 through April 30, 2013.

As of March 31, 2013 and April 30, 2013, a maximum of 17,600 shares of our common stock is available for future issuance upon conversion of 6% Notes.  The limitation on the number of shares of common stock issuable upon conversion of the 6% Notes applies on a pro rata basis to the $69.4 million in aggregate principal amount of outstanding 6% Notes.

Fair Value Measurement

The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	March 31, 2013		December 31, 2012
(in millions)	Carrying amount	Fair Value	Carrying amount	Fair Value
Restructured Term Loan	$358.8	$263.5	$366.3	$197.5
ABL Facility	315.0	330.4	313.9	325.8
Series A Notes and Series B Notes	205.7	132.1	199.5	81.5
Lease financing obligations	301.0	301.0	306.9	306.9
Other	189.2	141.6	188.8	99.5
Total debt	$1,369.7	$1,168.6	$1,375.4	$1,011.2

The fair values of the Restructured Term Loan, ABL Facility, Series A Notes, Series B Notes, 6% Notes (included in “Other” above) and A&R CDA (included in “Other” above) were estimated based on observable prices (level two inputs for fair value measurements). The carrying amount of the lease financing obligations approximates fair value.

5. Employee Benefits

The following table presents the components of our company-sponsored pension costs for the three months ended March 31:

(in millions)	2013	2012
Service cost	$1.1	$1.0
Interest cost	14.0	14.8
Expected return on plan assets	(13.9)	(11.6)
Amortization of net loss	3.7	2.9
Total periodic pension cost	$4.9	$7.1

We expect to contribute $62.6 million to our company-sponsored pension plans in 2013 of which we have contributed $12.2 million through March 31, 2013.

6. Income Taxes

Our effective tax rate for the three months ended March 31, 2013 was 15.5% compared to 3.8%, for the three months ended March 31, 2012. The significant items impacting the rate for the three months ended March 31, 2013 include a net state tax provision, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2013. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At March 31, 2013 and December 31, 2012, substantially all of our net deferred tax assets were subject to a valuation allowance.

7. Shareholders’ Deficit

The following reflects the activity in the shares of our common stock for the three months ended March 31, 2013:

(in thousands)	2013
Beginning balance	7,976
Issuance of equity awards, net	204
Issuance of common stock upon conversion of Series B Notes	398
Ending balance	8,578

8. Loss Per Share

Given our net loss position for the three months ended March 31, 2013 and March 31, 2012, there were no dilutive securities for these periods.

Anti-dilutive options and share units were 857,600 and 781,100 at March 31, 2013 and 2012, respectively. Anti-dilutive 6% Note conversion shares, including the make whole premium, were 17,600 at March 31, 2013 and 2012. Anti-dilutive Series A Note conversion shares were 4,857,000 and 4,406,000 at March 31, 2013 and 2012, respectively. Anti-dilutive Series B Note conversion shares, including the make whole premiums, were 5,751,000 and 7,199,000 at March 31, 2013 and 2012, respectively.

9. Business Segments

We report financial and descriptive information about our reporting segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We evaluate segment performance primarily on revenue and operating income.

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

We charge management fees and other corporate services to our segments based on the direct benefits received or an overhead allocation basis. Corporate and other operating losses represent residual operating expenses of the holding company. Corporate identifiable assets primarily consist of cash, cash equivalents, an investment in an equity method affiliate and deferred debt issuance costs. Intersegment revenue primarily relates to transportation services between our segments.

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/ Eliminations	Consolidated
As of March 31, 2013
Identifiable assets	$1,342.5	$774.5	$83.9	$2,200.9
As of December 31, 2012
Identifiable assets	$1,315.4	$745.5	$164.6	$2,225.5
Three Months Ended March 31, 2013
External revenue	$753.8	$408.7	$—	$1,162.5
Intersegment revenue	$—	$—	$—	$—
Operating income (loss)	$2.4	$12.0	$(4.5)	$9.9
Three Months Ended March 31, 2012
External revenue	$789.1	$402.0	$3.2	$1,194.3
Intersegment revenue	$—	$0.1	$(0.1)	$—
Operating income (loss)	$(56.1)	$11.4	$(4.1)	$(48.8)

10. Network Optimization

In April 2013, our YRC Freight reporting segment committed to a plan to optimize its freight network. This optimization will reduce the number of handling and relay locations in an effort to improve customer service, increase linehaul density and load average, reduce empty miles and improve our ability to direct load with less handling. Costs associated with this plan, which consist of lease termination costs, employee separation costs and other exit costs, will be recorded at either their contractual amounts or their fair value. We estimate that these costs will total between $8.0 million and $12.0 million, substantially all of which we expect to be recorded in the second and third quarters of 2013 in the YRC Freight reporting segment. The projected timing and range of total costs is an estimate and may vary depending upon the actual exit transactions.

11. Commitments, Contingencies, and Uncertainties

ABF Lawsuit

On November 1, 2010, ABF Freight System, Inc. (“ABF”) filed a complaint in the U.S. District Court for the Western District of Arkansas against several parties, including our subsidiaries YRC Inc., New Penn Motor Express, Inc. and USF Holland Inc. and the International Brotherhood of Teamsters and the local Teamster unions that are party to the National Master Freight Agreement (“NMFA”), alleging violation of the NMFA due to modifications to the NMFA that provided relief to our subsidiaries without providing the same relief to ABF. The complaint sought to have the modifications to the NMFA declared null and void and damages of $750.0 million from the named defendants. We believe the allegations are without merit.

On December 17, 2010, the District Court dismissed the complaint. ABF appealed the dismissal on January 18, 2011 to the U.S. Court of Appeals for the 8th Circuit. On July 6, 2011, the Court of Appeals vacated the District Court's dismissal of the litigation on jurisdictional grounds and remanded the case back to the District Court for further proceedings. ABF filed an amended complaint on October 12, 2011, containing allegations consistent with the original complaint. Our subsidiaries filed a motion to dismiss the amended complaint. On August 1, 2012, the District Court dismissed ABF's amended complaint without prejudice. ABF has appealed the dismissal to the Court of Appeals, and oral arguments were conducted on April 10, 2013. Although we believe we have meritorious defenses to this case, the ultimate outcome of this matter cannot be reasonably estimated at this time. Therefore, we have not recorded any liability for this matter.

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

The individual defendants are former officers of our Company. No current officers or directors were named in the lawsuit.

The parties participated in voluntary mediation between March 11, 2013 and April 15, 2013. The mediation resulted in an agreement in principle, which is subject to the execution of a mutually acceptable definitive agreement and approval by the court.  Court approval cannot be assured. Substantially all of the payments contemplated by the settlement will be covered by our liability insurance. The self-insured retention on this matter has been accrued as of March 31, 2013.

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

12. Condensed Consolidating Financial Statements

Guarantees of the 6% Convertible Senior Notes Due 2014

On February 23, 2010, and August 3, 2010, we issued $70 million in aggregate principal amount of 6% convertible senior notes due 2014 (the “6% Notes”). In connection with the 6% Notes, the following wholly owned subsidiaries of YRC Worldwide have issued guarantees in favor of the holders of the notes: YRC Inc., YRC Enterprise Services, Inc., Roadway LLC, Roadway Next Day Corporation, YRC Regional Transportation, Inc., USF Holland Inc., USF Reddaway Inc., USF Glen Moore Inc. and YRC Logistics Services, Inc. Each of the guarantees is full and unconditional and joint and several, subject to customary release provisions.

The condensed consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because we do not believe that such separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of YRC Worldwide or any guarantor to obtain funds from its subsidiaries by dividend or loan. Certain prior period amounts have been reclassified to conform to current presentation.

The following represents condensed consolidating financial information as of March 31, 2013 and December 31, 2012, with respect to the financial position and for the three months ended March 31, 2013 and 2012, for results of operations and for the cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the 6% Notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the 6% Notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and YRCW Receivables LLC, the special-purpose entity that is associated with our ABL facility.

Condensed Consolidating Balance Sheets

As of March 31, 2013 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$138.6	$17.7	$26.1	$—	$182.4
Intercompany advances receivable	—	(34.6)	34.6	—	—
Accounts receivable, net	3.5	(3.1)	504.6	—	505.0
Prepaid expenses and other	75.6	24.6	3.2	—	103.4
Total current assets	217.7	4.6	568.5	—	790.8
Property and equipment	0.5	2,663.3	186.6	—	2,850.4
Less – accumulated depreciation	(0.2)	(1,576.9)	(106.1)	—	(1,683.2)
Net property and equipment	0.3	1,086.4	80.5	—	1,167.2
Investment in subsidiaries	1,744.2	206.8	(0.1)	(1,950.9)	—
Receivable from affiliate	(407.5)	338.7	418.8	(350.0)	—
Intangibles and other assets	127.7	50.2	65.0	—	242.9
Total Assets	$1,682.4	$1,686.7	$1,132.7	$(2,300.9)	$2,200.9
Intercompany advances payable	$(11.8)	$(310.9)	$322.7	$—	$—
Accounts payable	42.6	115.0	13.4	—	171.0
Wages, vacations and employees’ benefits	14.3	188.6	13.2	—	216.1
Other current and accrued liabilities	180.4	33.6	4.9	—	218.9
Current maturities of long-term debt	71.5	—	2.2	—	73.7
Total current liabilities	297.0	26.3	356.4	—	679.7
Payable to affiliate	—	200.0	150.0	(350.0)	—
Long-term debt, less current portion	981.9	1.3	312.8	—	1,296.0
Deferred income taxes, net	226.4	(222.8)	(3.6)	—	—
Pension and postretirement	537.9	—	0.2	—	538.1
Claims and other liabilities	292.3	36.1	1.3	—	329.7
Commitments and contingencies
Shareholders’ equity (deficit)	(653.1)	1,645.8	315.6	(1,950.9)	(642.6)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,682.4	$1,686.7	$1,132.7	$(2,300.9)	$2,200.9

As of December 31, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$151.9	$13.6	$43.2	$—	$208.7
Intercompany advances receivable	—	(28.8)	28.8	—	—
Accounts receivable, net	3.3	(7.4)	464.2	—	460.1
Prepaid expenses and other	93.7	9.7	1.9	—	105.3
Total current assets	248.9	(12.9)	538.1	—	774.1
Property and equipment	0.7	2,681.7	186.6	—	2,869.0
Less – accumulated depreciation	(0.2)	(1,572.5)	(104.9)	—	(1,677.6)
Net property and equipment	0.5	1,109.2	81.7	—	1,191.4
Investment in subsidiaries	1,463.5	162.7	(17.6)	(1,608.6)	—
Receivable from affiliate	(392.8)	318.6	424.2	(350.0)	—
Intangibles and other assets	154.1	53.6	52.3	—	260.0
Total Assets	$1,474.2	$1,631.2	$1,078.7	$(1,958.6)	$2,225.5
Intercompany advances payable	$(11.8)	$(294.5)	$306.3	$—	$—
Accounts payable	42.1	107.6	12.3	—	162.0
Wages, vacations and employees’ benefits	13.2	163.9	13.8	—	190.9
Other current and accrued liabilities	193.5	30.3	9.4	—	233.2
Current maturities of long-term debt	6.8	—	2.3	—	9.1
Total current liabilities	243.8	7.3	344.1	—	595.2
Payable to affiliate	—	200.0	150.0	(350.0)	—
Long-term debt, less current portion	1,054.7	—	311.6	—	1,366.3
Deferred income taxes, net	228.2	(224.6)	(3.6)	—	—
Pension and postretirement	548.8	—	—	—	548.8
Claims and other liabilities	302.9	40.1	1.3	—	344.3
Commitments and contingencies
Shareholders’ equity (deficit)	(904.2)	1,608.4	275.3	(1,608.6)	(629.1)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,474.2	$1,631.2	$1,078.7	$(1,958.6)	$2,225.5

Condensed Consolidating Comprehensive Income (Loss)

Three Months Ended March 31, 2013 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenue	$—	$1,065.7	$96.8	$—	$1,162.5
Operating Expenses:
Salaries, wages and employees’ benefits	9.5	621.9	49.6	—	681.0
Operating expenses and supplies	(7.8)	252.4	23.2	—	267.8
Purchased transportation	—	101.9	13.0	—	114.9
Depreciation and amortization	—	39.9	3.7	—	43.6
Other operating expenses	0.1	47.1	2.6	—	49.8
Gains on property disposals, net	—	(4.5)	—	—	(4.5)
Total operating expenses	1.8	1,058.7	92.1	—	1,152.6
Operating Income (Loss)	(1.8)	7.0	4.7	—	9.9
Nonoperating Expenses (Income):
Interest expense (income)	27.9	(1.0)	12.3	—	39.2
Other, net	17.5	13.4	(31.2)	—	(0.3)
Nonoperating expenses (income), net	45.4	12.4	(18.9)	—	38.9
Income (loss) before income taxes	(47.2)	(5.4)	23.6	—	(29.0)
Income tax benefit	(4.1)	(0.4)	—	—	(4.5)
Net income (loss)	(43.1)	(5.0)	23.6	—	(24.5)
Other comprehensive income (loss), net of tax	0.5	3.4	(0.8)	—	3.1
Comprehensive Income (Loss) Attributable to YRC Worldwide Inc. Shareholders	$(42.6)	$(1.6)	$22.8	$—	$(21.4)

Three Months Ended March 31, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenue	$—	$1,088.8	$105.5	$—	$1,194.3
Operating Expenses:
Salaries, wages and employees’ benefits	9.7	646.9	48.2	—	704.8
Operating expenses and supplies	(9.4)	279.4	23.2	—	293.2
Purchased transportation	—	98.9	20.8	—	119.7
Depreciation and amortization	—	45.4	3.6	—	49.0
Other operating expenses	0.9	61.9	5.3	—	68.1
Losses (gains) on property disposals, net	—	8.4	(0.1)	—	8.3
Total operating expenses	1.2	1,140.9	101.0	—	1,243.1
Operating Income (Loss)	(1.2)	(52.1)	4.5	—	(48.8)
Nonoperating Expenses (Income):
Interest expense	24.6	—	11.8	—	36.4
Other, net	73.9	(46.3)	(28.0)	—	(0.4)
Nonoperating expenses (income), net	98.5	(46.3)	(16.2)	—	36.0
Income (loss) before income taxes	(99.7)	(5.8)	20.7	—	(84.8)
Income tax benefit	(2.1)	—	(1.1)	—	(3.2)
Net income (loss)	(97.6)	(5.8)	21.8	—	(81.6)
Less: Net income attributable to non-controlling interest	—	—	3.9	—	3.9
Net Income (Loss) Attributable to YRC Worldwide Inc.	(97.6)	(5.8)	17.9	—	(85.5)
Other comprehensive income, net of tax	0.7	2.7	2.3	—	5.7
Comprehensive Income (Loss) Attributable to YRC Worldwide Inc. Shareholders	$(96.9)	$(3.1)	$20.2	$—	$(79.8)

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2013 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(41.2)	$49.2	$(21.9)	$—	$(13.9)
Investing Activities:
Acquisition of property and equipment	—	(16.9)	(0.3)	—	(17.2)
Proceeds from disposal of property and equipment	—	0.6	—	—	0.6
Restricted escrow receipts, net	4.5	—	—	—	4.5
Other, net	1.8	—	—	—	1.8
Net cash provided by (used in) investing activities	6.3	(16.3)	(0.3)	—	(10.3)
Financing Activities:
Issuance of long-term debt	—	0.3	—	—	0.3
Repayments of long-term debt	(1.9)	—	(0.5)	—	(2.4)
Intercompany advances (repayments)	23.5	(29.1)	5.6	—	—
Net cash provided by (used in) financing activities	21.6	(28.8)	5.1	—	(2.1)
Net Increase (Decrease) in Cash and Cash Equivalents	(13.3)	4.1	(17.1)	—	(26.3)
Cash and Cash Equivalents, Beginning of Period	151.9	13.6	43.2	—	208.7
Cash and Cash Equivalents, End of Period	$138.6	$17.7	$26.1	$—	$182.4

Three Months Ended March 31, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(86.8)	$76.1	$(6.4)	$—	$(17.1)
Investing Activities:
Acquisition of property and equipment	—	(14.9)	(0.2)	—	(15.1)
Proceeds from disposal of property and equipment	—	10.1	(0.1)	—	10.0
Restricted escrow receipts, net	10.1	—	—	—	10.1
Net cash provided by (used in) investing activities	10.1	(4.8)	(0.3)	—	5.0
Financing Activities:
Issuance of long-term debt	—	—	45.0	—	45.0
Repayments of long-term debt	(5.4)	—	(0.6)	—	(6.0)
Debt issuance cost	—	—	(1.1)	—	(1.1)
Intercompany advances (repayments)	109.9	(76.1)	(33.8)	—	—
Net cash provided by (used in) financing activities	104.5	(76.1)	9.5	—	37.9
Net Increase (Decrease) in Cash and Cash Equivalents	27.8	(4.8)	2.8	—	25.8
Cash and Cash Equivalents, Beginning of Period	142.0	20.0	38.5	—	200.5
Cash and Cash Equivalents, End of Period	$169.8	$15.2	$41.3	$—	$226.3

Guarantees of the Series A Notes and the Series B Notes
On July 22, 2011, we issued $140 million in aggregate principal amount of our Series A Notes and $100 million in aggregate principal amount of our Series B Notes (collectively, the “Convertible Secured Notes”). In connection with the Convertible Secured Notes, the following wholly owned subsidiaries of YRC Worldwide issued guarantees in favor of the holders of the New Convertible Secured Notes: YRC Inc., YRC Enterprise Services, Inc., Roadway LLC, Roadway Reverse Logistics, Inc., Roadway Express International, Inc., Roadway Next Day Corporation, New Penn Motor Express Inc., YRC Regional Transportation, Inc., USF Holland Inc., USF Reddaway Inc., USF Glen Moore Inc., YRC Logistics Services, Inc., USF Bestway Inc., USF Dugan Inc., USF RedStar LLC, YRC Mortgages, LLC, YRC Association Solutions Inc., YRC International Investments Inc., and Express Lane Services Inc. Each of the guarantees is full and unconditional and joint and several, subject to customary release provisions.
The condensed consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because we do not believe that such separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of YRC Worldwide or any guarantor to obtain funds from its subsidiaries by dividend or loan. Certain prior period amounts have been reclassified to conform to current presentation.
The following represents condensed consolidating financial information as of March 31, 2013 and December 31, 2012, with respect to the financial position and for the three months ended March 31, 2013 and 2012, for results of operations and for the statement of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the New Convertible Secured Notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the New Convertible Secured Notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and YRCW Receivables LLC, the special-purpose entity that is associated with our ABL facility.

Condensed Consolidating Balance Sheets

As of March 31, 2013 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$138.6	$18.6	$25.2	$—	$182.4
Intercompany advances receivable	—	(34.6)	34.6	—	—
Accounts receivable, net	3.5	26.8	474.7	—	505.0
Prepaid expenses and other	75.6	47.3	(19.5)	—	103.4
Total current assets	217.7	58.1	515.0	—	790.8
Property and equipment	0.5	2,797.5	52.4	—	2,850.4
Less – accumulated depreciation	(0.2)	(1,644.9)	(38.1)	—	(1,683.2)
Net property and equipment	0.3	1,152.6	14.3	—	1,167.2
Investment in subsidiaries	1,744.2	206.7	—	(1,950.9)	—
Receivable from affiliate	(407.5)	375.4	232.1	(200.0)	—
Intangibles and other assets	127.7	82.3	32.9	—	242.9
Total Assets	$1,682.4	$1,875.1	$794.3	$(2,150.9)	$2,200.9
Intercompany advances payable	$(11.8)	$(310.9)	$322.7	$—	$—
Accounts payable	42.6	120.5	7.9	—	171.0
Wages, vacations and employees’ benefits	14.3	198.8	3.0	—	216.1
Other current and accrued liabilities	180.4	30.3	8.2	—	218.9
Current maturities of long-term debt	71.5	—	2.2	—	73.7
Total current liabilities	297.0	38.7	344.0	—	679.7
Payable to affiliate	—	200.0	—	(200.0)	—
Long-term debt, less current portion	981.9	1.3	312.8	—	1,296.0
Deferred income taxes, net	226.4	(229.0)	2.6	—	—
Pension and postretirement	537.9	—	0.2	—	538.1
Claims and other liabilities	292.3	36.9	0.5	—	329.7
Commitments and contingencies
Shareholders’ equity (deficit)	(653.1)	1,827.2	134.2	(1,950.9)	(642.6)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,682.4	$1,875.1	$794.3	$(2,150.9)	$2,200.9

As of December 31, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$151.9	$15.5	$41.3	$—	$208.7
Intercompany advances receivable	—	(28.8)	28.8	—	—
Accounts receivable, net	3.3	20.6	436.2	—	460.1
Prepaid expenses and other	93.7	31.8	(20.2)	—	105.3
Total current assets	248.9	39.1	486.1	—	774.1
Property and equipment	0.7	2,814.9	53.4	—	2,869.0
Less – accumulated depreciation	(0.2)	(1,638.7)	(38.7)	—	(1,677.6)
Net property and equipment	0.5	1,176.2	14.7	—	1,191.4
Investment in subsidiaries	1,463.5	149.2	(4.1)	(1,608.6)	—
Receivable from affiliate	(392.8)	351.5	241.3	(200.0)	—
Intangibles and other assets	154.1	86.9	19.0	—	260.0
Total Assets	$1,474.2	$1,802.9	$757.0	$(1,808.6)	$2,225.5
Intercompany advances payable	$(11.8)	$(294.5)	$306.3	$—	$—
Accounts payable	42.1	112.3	7.6	—	162.0
Wages, vacations and employees’ benefits	13.2	173.8	3.9	—	190.9
Other current and accrued liabilities	193.5	28.0	11.7	—	233.2
Current maturities of long-term debt	6.8	—	2.3	—	9.1
Total current liabilities	243.8	19.6	331.8	—	595.2
Payable to affiliate	—	200.0	—	(200.0)	—
Long-term debt, less current portion	1,054.7	—	311.6	—	1,366.3
Deferred income taxes, net	228.2	(230.9)	2.7	—	—
Pension and postretirement	548.8	—	—	—	548.8
Claims and other liabilities	302.9	40.9	0.5	—	344.3
Commitments and contingencies
Shareholders’ equity (deficit)	(904.2)	1,773.3	110.4	(1,608.6)	(629.1)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,474.2	$1,802.9	$757.0	$(1,808.6)	$2,225.5

Condensed Consolidating Comprehensive Income (Loss)

Three Months Ended March 31, 2013 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenue	$—	$1,129.0	$33.5	$—	$1,162.5
Operating Expenses:
Salaries, wages and employees’ benefits	9.5	658.5	13.0	—	681.0
Operating expenses and supplies	(7.8)	266.4	9.2	—	267.8
Purchased transportation	—	107.6	7.3	—	114.9
Depreciation and amortization	—	43.0	0.6	—	43.6
Other operating expenses	0.1	50.8	(1.1)	—	49.8
Gains on property disposals, net	—	(4.5)	—	—	(4.5)
Total operating expenses	1.8	1,121.8	29.0	—	1,152.6
Operating Income (Loss)	(1.8)	7.2	4.5	—	9.9
Nonoperating Expenses (Income):
Interest expense (income)	27.9	(1.0)	12.3	—	39.2
Other, net	17.5	10.4	(28.2)	—	(0.3)
Nonoperating expenses (income), net	45.4	9.4	(15.9)	—	38.9
Income (loss) before income taxes	(47.2)	(2.2)	20.4	—	(29.0)
Income tax benefit	(4.1)	(0.4)	—		(4.5)
Net income (loss)	(43.1)	(1.8)	20.4	—	(24.5)
Other comprehensive income, net of tax	0.5	3.4	(0.8)	—	3.1
Comprehensive Income (Loss) Attributable to YRC Worldwide Inc. Shareholders	$(42.6)	$1.6	$19.6	$—	$(21.4)

Three Months Ended March 31, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenue	$—	$1,151.7	$42.6	$—	$1,194.3
Operating Expenses:
Salaries, wages and employees’ benefits	9.7	679.1	16.0	—	704.8
Operating expenses and supplies	(9.4)	292.5	10.1	—	293.2
Purchased transportation	—	105.0	14.7	—	119.7
Depreciation and amortization	—	48.4	0.6	—	49.0
Other operating expenses	0.9	65.8	1.4	—	68.1
Gains on property disposals, net	—	8.3	—	—	8.3
Total operating expenses	1.2	1,199.1	42.8	—	1,243.1
Operating loss	(1.2)	(47.4)	(0.2)	—	(48.8)
Nonoperating Expenses (Income):
Interest expense	24.6	—	11.8	—	36.4
Other, net	73.9	(47.6)	(26.7)	—	(0.4)
Nonoperating expenses (income), net	98.5	(47.6)	(14.9)	—	36.0
Income (loss) before income taxes	(99.7)	0.2	14.7	—	(84.8)
Income tax benefit	(2.1)	—	(1.1)	—	(3.2)
Net income (loss)	(97.6)	0.2	15.8	—	(81.6)
Less: Net loss attributable to non-controlling interest	—	—	3.9	—	3.9
Net Income (Loss) Attributable to YRC Worldwide Inc.	(97.6)	0.2	11.9	—	(85.5)
Other comprehensive income, net of tax	0.7	2.7	2.3	—	5.7
Comprehensive Income (Loss) Attributable to YRC Worldwide Shareholders	$(96.9)	$2.9	$14.2	$—	$(79.8)

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2013 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(41.2)	$52.9	$(25.6)	$—	$(13.9)
Investing Activities:
Acquisition of property and equipment	—	(17.1)	(0.1)	—	(17.2)
Proceeds from disposal of property and equipment	—	0.6	—	—	0.6
Restricted amounts held in escrow	4.5	—	—	—	4.5
Other, net	1.8	—	—	—	1.8
Net cash provided by (used in) investing activities	6.3	(16.5)	(0.1)	—	(10.3)
Financing Activities:
Issuance of long-term debt	—	0.3	—	—	0.3
Repayments of long-term debt	(1.9)	—	(0.5)		(2.4)
Intercompany advances (repayments)	23.5	(33.6)	10.1	—	—
Net cash provided by (used in) financing activities	21.6	(33.3)	9.6	—	(2.1)
Net Increase (Decrease) in Cash and Cash Equivalents	(13.3)	3.1	(16.1)	—	(26.3)
Cash and Cash Equivalents, Beginning of Period	151.9	15.5	41.3	—	208.7
Cash and Cash Equivalents, End of Period	$138.6	$18.6	$25.2	$—	$182.4

Three Months Ended March 31, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(86.8)	$83.6	$(13.9)	$—	$(17.1)
Investing Activities:
Acquisition of property and equipment	—	(15.2)	0.1	—	(15.1)
Proceeds from disposal of property and equipment	—	10.2	(0.2)	—	10.0
Restricted amounts held in escrow	10.1	—	—	—	10.1
Net cash provided by (used in) investing activities	10.1	(5.0)	(0.1)	—	5.0
Financing Activities:
Issuance of long-term debt	—	—	45.0	—	45.0
Repayments of long-term debt	(5.4)	—	(0.6)	—	(6.0)
Debt issuance cost	—	—	(1.1)	—	(1.1)
Intercompany advances (repayments)	109.9	(83.1)	(26.8)	—	—
Net cash provided by (used in) financing activities	104.5	(83.1)	16.5	—	37.9
Net Increase in Cash and Cash Equivalents	27.8	(4.5)	2.5	—	25.8
Cash and Cash Equivalents, Beginning of Period	142.0	21.1	37.4	—	200.5
Cash and Cash equivalents, End of Period	$169.8	$16.6	$39.9	$—	$226.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this report. MD&A and certain Notes to the Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements include those preceded by, followed by or characterized by words such as “will,” “expect,” “intend,” “anticipate,” “believe,” “project,” “forecast,” “propose,” “plan,” “designed,” "estimate," “enable” and similar expressions. Forward-looking statements are inherently uncertain and are subject to significant business, economic, competitive, regulatory and other risks, uncertainties and contingencies, known and unknown, many of which are beyond our control. Readers are cautioned not to place undue reliance on any forward-looking statements. Our future financial condition and results could differ materially from those predicted in such forward-looking statements because of a number of factors, including (without limitation):

•
our ability to generate sufficient liquidity to satisfy our cash needs and future cash commitments, including (without limitation) our obligations related to our indebtedness and lease and pension funding requirements, and our ability to achieve increased cash flows through improvement in operations;

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

•	our ability to comply with scheduled increases in debt covenants and our cash reserve requirement;

•	our ability to refinance or restructure our indebtedness, a substantial portion of which matures in late 2014 or early 2015;

•	our ability to finance the maintenance, acquisition and replacement of revenue equipment and other necessary capital expenditures;

•	our dependence on our information technology systems in our network operations and the production of accurate information, and the risk of system failure, inadequacy or security breach;

•	changes in equity and debt markets;

•	inclement weather;

•	price and availability of fuel;

•	sudden changes in the cost of fuel or the index upon which we base our fuel surcharge and the effectiveness of our fuel surcharge program in protecting us against fuel price volatility;

•	competition and competitive pressure on service and pricing;

•	expense volatility, including (without limitation) volatility due to changes in rail service or pricing for rail service;

•
our ability to comply and the cost of compliance with federal, state, local and foreign laws and regulations, including (without limitation) laws and regulations for the protection of employee safety and health (including new hours-of-service regulations) and the environment;

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

Overview

MD&A includes the following sections:

Our Business -- a brief description of our business and a discussion of how we assess our operating results.

Consolidated Results of Operations -- an analysis of our consolidated results of operations for the three months ended March 31, 2013 and 2012.
Reporting Segment Results of Operations -- an analysis of our results of operations for the three months ended March 31, 2013 and 2012 for our two reporting segments: YRC Freight and Regional Transportation.
Certain Non-GAAP Financial Measures -- an analysis of selected Non-GAAP financial measures for the three months ended March 31, 2013 and 2012.
Financial Condition/Liquidity and Capital Resources -- a discussion of our major sources and uses of cash and an analysis of our cash flows and aggregate contractual obligations and commercial commitments.
The "first quarter" of the years discussed below refers to the three months ended March 31.
Our Business
We are a holding company that, through wholly owned operating subsidiaries and our interest in a Chinese joint venture, offers our customers a wide range of transportation services. We have one of the largest, most comprehensive less-than-truckload ("LTL") networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer industry-leading expertise in heavyweight shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence.
We measure the performance of our business on both a consolidated basis and a reporting segment basis. We use several performance metrics, but rely primarily upon (without limitation) operating revenue, operating income (loss), and operating ratio. We also use certain non-GAAP financial measures as secondary measures to assess our operating performance.

•
Operating Revenue: Our operating revenue has two primary components: volume (commonly evaluated using number of shipments and weight per shipment) and yield or price (commonly evaluated on a per hundredweight basis). Yield includes fuel surcharge revenue which is common in the trucking industry and represents an amount charged to customers that adjusts with changing fuel prices. We base our fuel surcharges on a published national index and adjust them weekly. Rapid material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income versus prior periods, as there is a lag in our adjustment of base rates in response to changes in fuel surcharge. We believe that fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require changes. We believe the distinction between base rates and fuel surcharge has blurred over time, and it is impractical to clearly separate all the different factors that influence the price that our customers are willing to pay. In general, under our present fuel surcharge program, we believe rising fuel costs are beneficial to us and falling fuel costs are detrimental to us in the short term.

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

•	Non-GAAP Financial Measures: We use certain non-GAAP financial measures to assess our performance. These include (without limitation) adjusted EBITDA and adjusted free cash flow (deficit):

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

◦
Adjusted Free Cash Flow (Deficit): a non-GAAP measure that reflects our net cash provided by (used in) operating activities minus gross capital expenditures and excludes restructuring costs included in operating cash flow.

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

◦	Other companies in our industry may calculate adjusted EBITDA and adjusted free cash flow (deficit) differently than we do, potentially limiting their usefulness as comparative measures.

Because of these limitations, our non-GAAP measures should not be considered a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and use our non-GAAP measures as secondary measures.

Consolidated Results of Operations

Our consolidated results include the consolidated results of our reporting segments as well as any unallocated corporate charges. A more detailed discussion of the operating results of our segments is presented in the "Reporting Segment Results of Operations" section below.

The table below provides summary consolidated financial information for the first quarter of 2013 and 2012:

	First Quarter
(in millions)	2013	2012	Percent Change
Operating revenue	$1,162.5	$1,194.3	(2.7)%
Operating income (loss)	$9.9	$(48.8)	120.3%
Nonoperating expenses, net	$38.9	$36.0	8.1%
Net loss	$(24.5)	$(81.6)	70.0%

First Quarter of 2013 Compared to the First Quarter of 2012

Our consolidated operating revenue decreased 2.7% during the first quarter of 2013 compared to the same period in 2012. The decrease in revenue is primarily attributable to lower volumes over the comparable prior year period.

Operating expenses for the first quarter of 2013 decreased $90.5 million or 7.3% compared to the same period in 2012 primarily related to a $25.4 million decrease in operating expenses and supplies, a $23.8 million decrease in salaries, wages and employees' benefits and a $18.3 million decrease in other operating expenses. Gains on property sales of $4.5 million in 2013 compared to losses of $8.3 million in 2012 also contributed to the favorable variance to the prior year.

•
The $25.4 million decrease in operating expenses and supplies was primarily driven by lower fuel expenses of $11.3 million or 7.6% and a $3.3 million or 7.3% decrease in vehicle maintenance expenses. The decrease in fuel expenses and vehicle maintenance expenses is primarily a function of fewer miles driven at our YRC Freight reporting segment. Our operating expenses in the first quarter of 2012 were unfavorably impacted by a $7.0 million increase to our legal reserves related to our estimated losses for legal claims from prior years.

•
The $23.8 million decrease in salaries, wages and employees' benefits was largely due to a $9.5 million or 2.7% decrease in wages driven by fewer shipments as well as a $6.5 million or 18.6% reduction in workers' compensation expense driven by safety initiatives and settlement activity that are reducing our claims outstanding.

•
The $18.3 million decrease in other operating expenses was primarily driven by a $13.3 million decrease in our bodily injury and property damage expense due to our settlement initiatives and a $4.3 million decrease in cargo claims driven by favorable claim development and lower shipping volumes compared to the first quarter of 2012.

Our effective tax rate for the first quarter of 2013 and 2012 was 15.5% and 3.8%, respectively. Significant items impacting the first quarter 2013 rate include a net state tax provision, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2013. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At March 31, 2013 and December 31, 2012, substantially all of our net deferred tax assets are subject to a valuation allowance.

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

YRC Freight Results

YRC Freight represented 65% and 66% of our consolidated operating revenue for the first quarter of 2013 and 2012, respectively. The table below provides summary financial information for YRC Freight for the first quarter of 2013 and 2012:

	First Quarter
(in millions)	2013	2012	Percent Change
Operating revenue	$753.8	$789.1	(4.5)%
Operating income (loss)	$2.4	$(56.1)	104.3%
Operating ratio(a)	99.7%	107.1%	7.4	pp

(a)	pp represents the change in percentage points

First Quarter of 2013 Compared to the First Quarter of 2012

YRC Freight reported operating revenue of $753.8 million in the first quarter of 2013, a decrease of $35.3 million or 4.5% compared to the same period in 2012. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the first quarter of 2013 compared to the first quarter of 2012:

	First Quarter
	2013	2012	Percent Change(b)
Workdays	62.5	64.0

Total picked up revenue (in millions) (a)	$756.9	$792.8	(4.5)%
Total tonnage (in thousands)	1,605	1,738	(7.6)%
Total tonnage per day (in thousands)	25.69	27.16	(5.4)%
Total shipments (in thousands)	2,764	2,988	(7.5)%
Total shipments per day (in thousands)	44.23	46.68	(5.3)%
Total revenue per hundred weight	$23.57	$22.80	3.4%
Total revenue per shipment	$274	$265	3.2%
Total weight per shipment (in pounds)	1,162	1,164	(0.2)%

	First Quarter
(in millions)	2013	2012
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$753.8	$789.1
Change in revenue deferral and other	3.1	3.7
Total picked up revenue	$756.9	$792.8
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not rounded figures presented.

The decreases in the volume metrics above were primarily driven by customer mix management while the increases in yield were a result of a more disciplined pricing environment.

Operating income for YRC Freight was $2.4 million in the first quarter of 2013 compared to operating loss of $56.1 million in the same period in 2012. Operating revenue in the first quarter of 2013 was lower by $35.3 million while total costs decreased by $93.8 million. The cost decreases consisted primarily of a $32.3 million reduction in salary, wages and employees' benefits, a $25.6 million decrease in operating expenses and supplies and a $16.5 million decrease in other operating expenses. Gains on property sales of $4.5 million in 2013 compared to losses of $8.0 million in 2012 also contributed to the favorable variance to the prior year.

•
The $32.3 million decrease in salary, wages and employees' benefits in the first quarter of 2013 was primarily the result of a $13.0 million reduction in workers' compensation expense driven by safety initiatives and settlement activity that has reduced our outstanding claims and a $11.1 million decrease in wages driven by fewer shipments.

•
The $25.6 million decrease in operating expenses and supplies in the first quarter of 2013 was primarily driven by lower fuel expenses of $9.1 million and a $2.9 million decrease in vehicle maintenance expenses. The decrease in fuel expenses and vehicle maintenance expenses is primarily a function of fewer miles driven. Our operating expenses and supplies in the first quarter of 2012 were unfavorably impacted by a $7.0 million increase to our legal reserves related to our estimated losses for legal claims from prior years.

•
The $16.5 million decrease in other operating expenses in the first quarter of 2013 was primarily driven by an $11.7 million decrease in our bodily injury and property damage expense due to our settlement initiatives and a $4.1 million decrease in cargo claims driven by favorable claim development compared to the first quarter of 2012.

Regional Transportation Results

Regional Transportation represented 35% and 34% of consolidated revenue in the first quarter of 2013 and 2012, respectively. The table below provides summary financial information for Regional Transportation for the first quarter of 2013 and 2012:

	First Quarter
(in millions)	2013	2012	Percent Change
Operating revenue	$408.7	$402.0	1.7%
Operating income	$12.0	$11.4	5.3%
Operating ratio (a)	97.1%	97.2%	0.1	pp

(a)	pp represents the change in percentage points

First Quarter of 2013 Compared to the First Quarter of 2012

Regional Transportation reported operating revenue of $408.7 million for the first quarter of 2013, an increase of $6.7 million, or 1.7%, from the first quarter of 2012. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the first quarter of 2013 compared to the first quarter of 2012:

	First Quarter
	2013	2012	Percent Change(b)
Workdays	62.5	64.0

Total picked up revenue (in millions) (a)	$409.0	$402.0	1.7%
Total tonnage (in thousands)	1,831	1,841	(0.5)%
Total tonnage per day (in thousands)	29.30	28.76	1.9%
Total shipments (in thousands)	2,480	2,477	0.1%
Total shipments per day (in thousands)	39.68	38.70	2.5%
Total revenue per hundred weight	$11.17	$10.92	2.3%
Total revenue per shipment	$165	$162	1.6%
Total weight per shipment (in pounds)	1,477	1,487	(0.7)%

	First Quarter
(in millions)	2013	2012
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$408.7	$402.0
Change in revenue deferral and other	0.3	—
Total picked up revenue	$409.0	$402.0
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not rounded figures presented.

The increases in the volume metrics above were primarily driven by the slightly improving economic environment while the increases in yield were a result of a more disciplined pricing market.

Operating income for Regional Transportation was $12.0 million for the first quarter of 2013, an increase of $0.6 million from the same period in 2012, consisting of the $6.7 million increase in revenue offset by a $6.1 million increase in total costs. The increase in total costs was primarily driven by a $9.0 million increase in salary, wages and employees' benefits, partially offset by a $2.2 million decrease in other operating expenses.

•
The $9.0 million increase in salary, wages and employees' benefits was primarily driven by a $5.2 million increase in workers' compensation expense that was impacted by unfavorable development on prior year claims and a $2.1 million increase in wages driven by increased shipping volumes.

•	The $2.2 million decrease in other operating expenses was primarily driven by a $2.7 million decrease in our bodily injury and property damage expense due to our settlement initiatives.

Certain Non-GAAP Financial Measures
As discussed in the "Our Business" section, we use certain non-GAAP financial measures to assess performance. These measures should be considered in addition to the results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, our GAAP financial measures.

Consolidated Adjusted EBITDA

The reconciliation of operating income (loss) to adjusted EBITDA for the first quarter of 2013 and 2012 is as follows:

	First Quarter
(in millions)	2013	2012
Reconciliation of operating income (loss) to adjusted EBITDA:
Operating income (loss)	$9.9	$(48.8)
Depreciation and amortization	43.6	49.0
(Gains) losses on property disposals, net	(4.5)	8.3
Letter of credit expense	8.9	8.1
Restructuring professional fees	1.3	0.5
(Gain) loss on permitted dispositions and other	0.1	(1.9)
Equity based compensation expense	1.0	1.0
Other nonoperating, net	0.4	(0.9)
Adjusted EBITDA	$60.7	$15.3

Consolidated Adjusted Free Cash Flow (Deficit)

The reconciliation of adjusted EBITDA to adjusted free cash flow (deficit) for the first quarter of 2013 and 2012 including the reconciliation to free cash flow (deficit) is as follows:

	First Quarter
(in millions)	2013	2012
Adjusted EBITDA	$60.7	$15.3
Total restructuring professional fees	(1.3)	(0.5)
Cash paid for interest	(28.5)	(31.5)
Cash paid for letter of credit fees	(6.0)	(9.5)
Working Capital cash flows excluding income tax, net	(53.4)	1.3
Net cash used in operating activities before income taxes	(28.5)	(24.9)
Cash received for income taxes, net	14.6	7.8
Net cash used in operating activities	(13.9)	(17.1)
Acquisition of property and equipment	(17.2)	(15.1)
Total restructuring professional fees	1.3	0.5
Adjusted Free Cash Flow (Deficit)	$(29.8)	$(31.7)

Segment Adjusted EBITDA

The following represents adjusted EBITDA by segment for the first quarter of 2013 and 2012:

	First Quarter
(in millions)	2013	2012
Adjusted EBITDA by segment:
YRC Freight	$33.6	$(9.7)
Regional Transportation	29.0	29.1
Corporate and other	(1.9)	(4.1)
Adjusted EBITDA	$60.7	$15.3
The reconciliation of operating income (loss), by segment, to adjusted EBITDA for the first quarter of 2013 and 2012 is as follows:

	First Quarter
YRC Freight segment (in millions)	2013	2012
Reconciliation of operating income (loss) to adjusted EBITDA:
Operating income (loss)	$2.4	$(56.1)
Depreciation and amortization	28.0	32.6
(Gains) losses on property disposals, net	(4.5)	8.0
Letter of credit expense	7.4	6.6
Other nonoperating expenses, net	0.3	(0.8)
Adjusted EBITDA	$33.6	$(9.7)

	First Quarter
Regional Transportation segment (in millions)	2013	2012
Reconciliation of operating income to adjusted EBITDA:
Operating income	$12.0	$11.4
Depreciation and amortization	15.5	15.8
Losses on property disposals, net	—	0.5
Letter of credit expense	1.4	1.4
Other nonoperating expenses, net	0.1	—
Adjusted EBITDA	$29.0	$29.1

	First Quarter
Corporate and other segment (in millions)	2013	2012
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(4.5)	$(4.1)
Depreciation and amortization	0.1	0.6
Gains on property disposals, net	—	(0.2)
Letter of credit expense	0.1	0.1
Restructuring professional fees	1.3	0.5
(Gain) loss on permitted dispositions and other	0.1	(1.9)
Equity based compensation expense	1.0	1.0
Other nonoperating income, net	—	(0.1)
Adjusted EBITDA	$(1.9)	$(4.1)

Financial Condition/Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our $400.0 million ABL facility and any prospective net operating cash flows from our operations. As of March 31, 2013, we had cash and cash equivalents and availability under the ABL facility of $214.8 million and the borrowing base under our ABL facility was $359.0 million.

Our principal uses of cash are to fund our operations, including making contributions to our single-employer pension plans and the multi-employer pension funds, and to meet our other cash obligations, including paying cash interest and principal on our funded debt, letter of credit fees under our credit facilities and funding capital expenditures. For the first quarter of 2013, our cash flow from operating activities used net cash of $13.9 million.

We have a considerable amount of indebtedness, a substantial portion of which will mature in late 2014 or early 2015. As of March 31, 2013, we had $1,369.7 million in aggregate principal amount of outstanding indebtedness, which will increase over time as a portion of our debt accrues paid-in-kind interest. We intend to restructure or refinance the portions of our debt which will mature in late 2014 and early 2015. The refinancing of these debt obligations is outside of our control and there can be no assurance that such transaction will occur, or if it does occur, on what terms. Our Standard & Poor's credit rating as of March 31, 2013 was "CCC".

Our capital expenditures for the first quarter of 2013 and 2012 were $17.2 million and $15.1 million, respectively. These amounts were principally used to fund replacement engines and trailer refurbishments for our revenue fleet, capitalized costs for our network facilities and technology infrastructure. In light of our liquidity needs, we have deferred certain capital expenditures and expect to continue to do so for the foreseeable future. We plan to procure substantially all of our new revenue equipment using operating leases for the remainder of 2013.

Credit Facility Covenants

Our amended and restated credit agreement has certain covenants that require us to maintain a minimum Consolidated EBITDA, a maximum Total Leverage Ratio and a minimum Interest Coverage Ratio (as defined in the amended and restated credit agreement).

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

Minimum Consolidated EBITDA, as defined in our credit facilities, is a non-GAAP measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and further adjusted for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees and results of permitted dispositions and discontinued operations.

We are also required to maintain a minimum cash balance (as defined in our credit facilities) of at least $50.0 million. This requirement increases starting in August of 2013 and, by November 2013, the minimum cash balance requirement is $119.4 million. This increase is required to ensure we have sufficient liquidity to pay the outstanding balance of our 6% convertible senior notes, which mature in February of 2014. We were in compliance with each of these covenants as of March 31, 2013.

We believe that our minimum cash balance covenant represents our highest risk of default over the next twelve months. If our future operating results indicate that we will not meet our minimum cash balance covenant, we will take actions to improve our liquidity, which include (without limitation) deferring the timing of our capital expenditures and our discretionary workers'

compensation settlement payments. We believe that these actions, if deemed necessary, will allow us to meet any shortfall in our minimum cash balance.

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

We believe that our cash and cash equivalents, results of operations and availability under our credit facilities will be sufficient for us to comply with the covenants in our credit facilities, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for the foreseeable future, including the next twelve months. Our ability to satisfy our liquidity needs beyond the next twelve months is dependent on a number of factors, some of which are outside of our control. These factors include:

•	continuing to achieve improvements in our operating results which rely upon pricing and shipping volumes;

•	continuing to comply with covenants and other terms of our credit facilities so as to have access to the borrowings available to us under such credit facilities;

•	securing suitable lease financing arrangements to replace revenue equipment;

•
continuing to implement and realize cost saving measures to match our costs with business levels and in a manner that does not harm operations, and our productivity and efficiency initiatives must be successful;

•
generating operating cash flows that are sufficient to meet the minimum cash balance requirement under our credit facilities, cash requirements for pension contributions to our single-employer pension plans and our multi-employer pension funds, cash interest and principal payments on our funded debt, payments on our equipment leases, letter of credit fees under our credit facilities and for capital expenditures or additional lease payments for new revenue equipment; and

•	restructuring or refinancing our debt obligations prior to scheduled maturities in 2014 and 2015.

Cash Flow

Operating Cash Flow

Net cash used in operating activities was $13.9 million in the first quarter of 2013 compared to $17.1 million in the first quarter of 2012. This reduction of cash utilization is primarily attributable to a $57.1 million year-over-year reduction in net losses, partially offset by unfavorable working capital changes in accounts receivable and accounts payable. The unfavorable working capital change in accounts receivable was driven by increases in our days sales outstanding due to an increase in the payment terms for certain customers. Our unfavorable working capital changes in accounts payable was primarily due to the timing of payments this year compared to last year.

Investing Cash Flow

Investing cash flows decreased by $15.3 million during the first quarter of 2013 compared to the same period in 2012, largely driven by a reduction in proceeds from asset sales in 2013 compared to 2012. The $2.1 million increase in the acquisition of property and equipment is related to the additions of replacement engines and trailer refurbishments as well as capitalized costs for our network facilities and technology infrastructure.

Financing Cash Flow

Net cash used in financing activities for the first quarter of 2013 was $2.1 million compared to net cash provided by financing activities of $37.9 million in the first quarter of 2012. The use of cash during the first quarter of 2013 was driven by $2.4 million of repayments on our long-term debt. During the first quarter of 2012, we increased our net borrowings under our ABL facility by $45.0 million, which was partially offset by $6.0 million of repayments on other long-term debt from asset sale proceeds and $1.1 million in debt issuance costs.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual cash obligations and other commercial commitments as of March 31, 2013.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of March 31, 2013:

	Payments Due by Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Balance sheet obligations:(a)
ABL borrowings, including interest	$41.5	$353.3	$—	$—	$394.8
Long-term debt, including interest	106.3	635.9	—	—	742.2
Lease financing obligations	41.1	84.3	85.9	80.6	291.9	(b)
Multi-employer pension deferral obligations, including interest	8.8	133.5	—	—	142.3
Workers’ compensation, property damage and liability claims obligations	120.1	140.9	69.7	119.3	450.0	(c)
Off balance sheet obligations:
Operating leases	49.2	58.7	14.2	14.7	136.8
Letter of credit fees	38.8	35.4	—	—	74.2	(d)
Capital expenditures	7.7	—	—	—	7.7
Total contractual obligations	$413.5	$1,442.0	$169.8	$214.6	$2,239.9

(a)
Total liabilities for unrecognized tax benefits as of March 31, 2013 were $27.6 million and are classified on our consolidated balance sheet within “Claims and Other Liabilities” and are excluded from the table above.

(b)
The $291.9 million of lease financing obligation payments represent interest payments of $215.1 million and principal payments of $76.8 million. The remaining principle obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

(c)	The workers' compensation, property damage and liability claims obligations represent our estimate of future payments for these obligations, not all of which are contractually required.

(d)
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

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	1-3 years		3-5 years	After 5 years	Total
Unused line of credit
ABL Facility	$—	$32.4		$—	$—	$32.4
Letters of credit(a)	—	413.3	(b)	—	—	413.3
Surety bonds	93.2	1.6		—	—	94.8
Total commercial commitments	$93.2	$447.3		$—	$—	$540.5

(a)	We hold in restricted escrow $15.5 million, which represents cash collateral for our outstanding letters of credit on our previous ABS facility.

(b)
Under our credit facilities, we hold in restricted escrow $12.4 million of cash related to the net cash proceeds from certain asset sales. This restricted escrow provides additional cash collateral for our outstanding letters of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and fuel price volatility. The risk inherent in our market risk sensitive instruments and positions is the potential loss or increased expense arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

As required by Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of March 31, 2013 and has concluded that our disclosure controls and procedures were effective as of March 31, 2013.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements included with this quarterly report on Form 10-Q.

Item 1A. Risk Factors

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition/Liquidity and Capital Resources” included in this quarterly report on Form 10-Q for information regarding our liquidity.

Item 5. Other Information

We are providing the following disclosure in lieu of providing this information in a current report on Form 8-K pursuant to Item 5.07, “Submission of Matters to a Vote of Security Holders.”
Annual Meeting Results
We held our annual meeting of stockholders on April 30, 2013 ("Annual Meeting").
Our outstanding common stock, Series A Voting Preferred Stock, 10% Series A Convertible Senior Secured Notes due 2015 ("Series A Notes"), and 10% Series B Convertible Senior Secured Notes due 2015 ("Series B Notes," and together with the Series A Notes, the "Convertible Notes") voted together as a single class on all proposals at the Annual Meeting.
Each share of common stock and Series A Voting Preferred Stock was entitled to one vote. Pursuant to our Amended and Restated Certificate of Incorporation, as amended ("Certificate") and the indentures governing the Convertible Notes, holders of Convertible Notes are entitled to vote on an as-converted-to-common stock basis on all matters on which holders of common stock are entitled to vote, subject to certain limitations discussed below. Each holder of Series A Notes was entitled, on an as-converted-to-common stock basis, to 29.4067 shares of common stock for each $1,000 principal amount of Series A Notes held on the record date for the Annual Meeting. Each holder of Series B Notes was entitled, on an as-converted-to-common stock basis, to 53.9567 shares of common stock per $1,000 principal amount of Series B Notes held on the record date, which includes shares issuable as a Make Whole Premium (as defined in the Series B Notes indenture). However, as described in the Certificate and the Convertible Notes indentures, in order to comply with NASDAQ Listing Rule 5640, each holder of Series A Notes is limited to 0.1089 votes for each share of common stock on an as-converted-to-common stock basis and each holder of Series B Notes is limited to 0.0594 votes for each share of common stock on an as-converted-to-common stock basis. On the record date, the holders of Series A Notes collectively held 503,625 votes and the holders of Series B Notes collectively held 267,574 votes.
At the Annual Meeting, holders of our common stock, Series A Voting Preferred Stock and Convertible Notes voted on the following proposals:
Proposal 1
Each nominee was elected to the Board of Directors.

Nominees	Votes For	Votes Withheld	Broker Non-Votes
Raymond J. Bromark	5,010,898	500,445	2,244,526
Matthew A. Doheny	4,970,729	540,614	2,244,526
Robert L. Friedman	5,035,627	475,716	2,244,526
James E. Hoffman	5,005,256	506,087	2,244,526
Michael J. Kneeland	5,024,548	486,795	2,244,526
James L. Welch	5,029,171	482,172	2,244,526
James F. Winestock	5,027,991	483,352	2,244,526

Proposal 2
The advisory vote on named executive officer compensation was approved.

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
4,565,443	850,903	94,997	2,244,526
Proposal 3
The appointment of KPMG LLP as our independent registered public accounting firm for 2013 was ratified.

Votes For	Votes Against	Votes Abstaining
7,363,184	259,577	133,108

Item 6. Exhibits

10.1
Advisory Agreement, dated February 20, 2013, between the Company and MAEVA Group, LLC (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 21, 2013, File No. 000-12255).

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

YRC WORLDWIDE INC.

Date: May 3, 2013	/s/ James L. Welch
James L. Welch
Chief Executive Officer

Date: May 3, 2013	/s/ Jamie G. Pierson
Jamie G. Pierson
Executive Vice President and
Chief Financial Officer