Form 10-Q
period 2013-06-30
YRC Worldwide Inc.
filed 2013-08-07
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock, $0.01 par value per share	10,814,959 shares

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries
(Amounts in millions except share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$165.9	$208.7
Restricted amounts held in escrow	7.2	20.0
Accounts receivable, net	524.6	460.1
Prepaid expenses and other	92.4	85.3
Total current assets	790.1	774.1
Property and Equipment:
Cost	2,852.7	2,869.0
Less – accumulated depreciation	(1,707.6)	(1,677.6)
Net property and equipment	1,145.1	1,191.4
Intangibles, net	89.3	99.2
Restricted amounts held in escrow	102.5	102.5
Other assets	45.5	58.3
Total Assets	$2,172.5	$2,225.5
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$174.3	$162.0
Wages, vacations and employees’ benefits	229.2	190.9
Other current and accrued liabilities	205.2	233.2
Current maturities of long-term debt	75.9	9.1
Total current liabilities	684.6	595.2
Other Liabilities:
Long-term debt, less current portion	1,290.3	1,366.3
Pension and postretirement	525.2	548.8
Claims and other liabilities	313.9	344.3
Commitments and contingencies
Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.1	0.1
Capital surplus	1,948.5	1,926.5
Accumulated deficit	(2,110.2)	(2,070.6)
Accumulated other comprehensive loss	(387.2)	(392.4)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(641.5)	(629.1)
Total Liabilities and Shareholders’ Deficit	$2,172.5	$2,225.5
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE LOSS
YRC Worldwide Inc. and Subsidiaries
For the Three and Six Months Ended June 30
(Amounts in millions except per share data, shares in thousands)
(Unaudited)

	Three Months		Six Months
	2013	2012	2013	2012
Operating Revenue	$1,242.5	$1,250.8	$2,405.0	$2,445.1
Operating Expenses:
Salaries, wages and employees’ benefits	717.5	723.9	1,398.5	1,428.8
Operating expenses and supplies	285.8	285.8	553.6	579.0
Purchased transportation	125.7	126.3	240.6	245.9
Depreciation and amortization	43.5	45.7	87.1	94.8
Other operating expenses	54.4	60.1	104.2	128.0
(Gains) losses on property disposals, net	1.3	(6.5)	(3.2)	1.8
Total operating expenses	1,228.2	1,235.3	2,380.8	2,478.3
Operating Income (Loss)	14.3	15.5	24.2	(33.2)
Nonoperating Expenses:
Interest expense	41.9	41.6	81.1	77.9
Other, net	(2.5)	(2.7)	(2.8)	(3.0)
Nonoperating expenses, net	39.4	38.9	78.3	74.9
Loss before income taxes	(25.1)	(23.4)	(54.1)	(108.1)
Income tax benefit	(10.0)	(0.8)	(14.5)	(3.9)
Net loss	(15.1)	(22.6)	(39.6)	(104.2)
Less: net income attributable to non-controlling interest	—	—	—	3.9
Net Loss Attributable to YRC Worldwide Inc.	(15.1)	(22.6)	(39.6)	(108.1)
Other comprehensive income, net of tax	2.1	0.5	5.2	6.2
Comprehensive Loss Attributable to YRC Worldwide Inc. Shareholders	$(13.0)	$(22.1)	$(34.4)	$(101.9)

Average Common Shares Outstanding – Basic	8,784	7,036	8,583	6,965
Average Common Shares Outstanding – Diluted	8,784	7,036	8,583	6,965

Net Loss Per Share – Basic	$(1.72)	$(3.21)	$(4.62)	$(15.52)
Net Loss Per Share – Diluted	$(1.72)	$(3.21)	$(4.62)	$(15.52)
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Six Months Ended June 30
(Amounts in millions)
(Unaudited)

	2013	2012
Operating Activities:
Net loss	$(39.6)	$(104.2)
Noncash items included in net loss:
Depreciation and amortization	87.1	94.8
Paid-in-kind interest on Series A Notes and Series B Notes	16.1	14.9
Amortization of deferred debt costs	3.3	2.5
Equity based compensation expense	4.0	2.1
Deferred income tax benefit	(0.8)	—
(Gains) losses on property disposals, net	(3.2)	1.8
Other noncash items, net	3.1	(3.1)
Changes in assets and liabilities, net:
Accounts receivable	(65.5)	(33.5)
Accounts payable	5.5	14.2
Other operating assets	0.4	0.5
Other operating liabilities	(28.6)	(6.6)
Net cash used in operating activities	(18.2)	(16.6)
Investing Activities:
Acquisition of property and equipment	(39.1)	(30.7)
Proceeds from disposal of property and equipment	4.2	21.1
Restricted escrow receipts, net	12.8	13.3
Other, net	1.8	2.4
Net cash (used in) provided by investing activities	(20.3)	6.1
Financing Activities:
Issuance of long-term debt	0.3	45.0
Repayments of long-term debt	(4.6)	(13.1)
Debt issuance costs	—	(5.1)
Net cash (used in) provided by financing activities	(4.3)	26.8
Net (Decrease) Increase In Cash and Cash Equivalents	(42.8)	16.3
Cash and Cash Equivalents, Beginning of Period	208.7	200.5
Cash and Cash Equivalents, End of Period	$165.9	$216.8

Supplemental Cash Flow Information:
Interest paid	$(57.2)	$(60.3)
Income tax refund, net	$11.8	$8.7
The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Six Months Ended June 30, 2013
(Amounts in millions)
(Unaudited)

Common Stock
Beginning and ending balance	$0.1
Capital Surplus
Beginning balance	$1,926.5
Share-based compensation	1.7
Issuance of equity upon conversion of Series B Notes	20.3
Ending balance	$1,948.5
Accumulated Deficit
Beginning balance	$(2,070.6)
Net loss attributable to YRC Worldwide Inc.	(39.6)
Ending balance	$(2,110.2)
Accumulated Other Comprehensive Loss
Beginning balance	$(392.4)
Reclassification of net pension actuarial losses to net loss, net of tax	7.4
Foreign currency translation adjustments	(2.2)
Ending balance	$(387.2)
Treasury Stock, At Cost
Beginning and ending balance	$(92.7)
Total Shareholders’ Deficit	$(641.5)
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

At June 30, 2013, approximately 77% of our labor force is subject to collective bargaining agreements, which predominantly expire in March 2015.

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

At June 30, 2013 and December 31, 2012, the net book value of assets held for sale was $10.1 million and $7.3 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets. We recorded charges of $2.0 million and $2.6 million for the three and six months ended June 30, 2013 and $1.0 million and $11.5 million for the three and six months ended June 30, 2012 to reduce properties held for sale to estimated fair value, less cost to sell. These charges are included in “(Gains) losses on property disposals, net” in the accompanying statements of consolidated comprehensive loss.

Fair Value of Financial Instruments

The following table summarizes the fair value hierarchy of our financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2013:

		Fair Value Measurement Hierarchy
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$7.2	$7.2	$—	$—
Restricted amounts held in escrow-long term	$102.5	$102.5	$—	$—
Total assets at fair value	$109.7	$109.7	$—	$—

Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value based on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these instruments.

Reclassifications Out of Accumulated Other Comprehensive Loss

For the three and six months ended June 30, 2013, we reclassified the amortization of our net pension loss totaling $3.7 million and $7.4 million, respectively, from accumulated other comprehensive loss to net loss. This reclassification is a component of net periodic pension cost and is discussed in the "Employee Benefits" footnote.

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

We are also required to maintain a minimum cash balance (as defined in our credit facilities) of at least $50.0 million. This requirement increases starting in August of 2013 and, by November 2013, the minimum cash balance requirement is $119.4 million. This increase is required to ensure we have sufficient liquidity to pay the outstanding balance of our 6% convertible senior notes, which mature in February of 2014. We were in compliance with each of these covenants as of June 30, 2013.

We believe that our minimum cash balance covenant represents our highest risk of default over the next twelve months. If our future operating results indicate that we will not meet our minimum cash balance covenant, we will take actions to improve our liquidity, which may include (without limitation) repatriating cash from foreign sources, receiving cash proceeds from the issuance of equity, deferring the timing of our capital expenditures and our discretionary workers' compensation settlement payments. We believe that these actions, if deemed necessary, will allow us to meet any shortfall in our minimum cash balance.

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

Risks and Uncertainties Regarding Future Liquidity

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our $400 million ABL facility and any prospective net operating cash flows from operations. As of June 30, 2013, we had cash and cash equivalents and availability under the ABL facility totaling $218.7 million and the borrowing base under our ABL facility was $378.9 million. For the six months ended June 30, 2013, our cash flow from operating activities used net cash of $18.2 million.

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

We have a considerable amount of indebtedness, a substantial portion of which will mature in late 2014 or early 2015. As of June 30, 2013, we had $1,366.2 million in aggregate principal amount of outstanding indebtedness, which may increase over time as a portion of our indebtedness accrues paid-in-kind interest. We intend to refinance or restructure the portions of our debt that mature in September of 2014 and March of 2015. The refinancing or restructuring of these debt obligations is outside of our control and there can be no assurance that such transaction will occur, or if it does occur, on what terms. We also have considerable future funding obligations for our single-employer pension plans and the multi-employer pension funds. We expect our funding obligations for the remainder of the year for our single-employer pension plans and multi-employer pension funds will be $36.6 million and $43.0 million, respectively. In addition, we have, and will continue to have, substantial operating lease obligations. As of June 30, 2013, our minimum rental expense under operating leases for the remainder of the year is $27.6 million. As of June 30, 2013, our operating lease obligations through 2025 totaled $153.4 million and is expected to increase as we lease additional revenue equipment.

Our capital expenditures for the six months ended June 30, 2013 and 2012 were $39.1 million and $30.7 million, respectively. These amounts were principally used to fund replacement engines and trailer refurbishments for our revenue fleet and capitalized costs for our network facilities and technology infrastructure. In light of our recent operating results and liquidity needs, we have deferred certain capital expenditures and expect to continue to do so for the foreseeable future, including the remainder of 2013. As a result, the average age of our fleet is increasing, which may affect our maintenance costs and operational efficiency unless we are able to obtain suitable lease financing to meet our replacement equipment needs.

We believe that our cash and cash equivalents, results of operations and availability under our credit facilities will be sufficient for us to comply with the covenants in our credit facilities, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for the foreseeable future, including the next twelve months. Our ability to satisfy our liquidity needs beyond the next twelve months is dependent on a number of factors, some of which are outside of our control. These factors include:

•	restructuring or refinancing our debt obligations prior to their scheduled maturities in 2014 and 2015;

•	continuing to achieve improvements in our operating results which rely upon pricing and shipping volumes;

•	continuing to comply with covenants and other terms of our credit facilities so as to have access to the borrowings available to us under such credit facilities;

•	securing suitable lease financing arrangements to replace revenue equipment;

•
continuing to implement and realize cost saving measures to match our costs with business levels and in a manner that does not harm operations, and our productivity and efficiency initiatives must be successful; and

•
generating operating cash flows that are sufficient to meet the minimum cash balance requirement under our credit facilities, cash requirements for pension contributions to our single-employer pension plan and our multi-employer pension funds, cash interest and principal payments on our funded debt, payments on our equipment leases, letter of credit fees under our credit facilities and for capital expenditures or additional lease payments for new revenue equipment.

4. Debt and Financing

Total debt as of June 30, 2013 and December 31, 2012 consisted of the following:

As of June 30, 2013 (in millions)	Par Value	Premium/ (Discount)	Book Value	Stated Interest Rate	Effective Interest Rate
Restructured Term Loan	$298.7	$52.7	$351.4	10.0%	—%
Term A Facility (capacity $175.0, borrowing base $157.8, availability $52.8)	105.0	(3.5)	101.5	8.5%	15.8%
Term B Facility (capacity $221.1, borrowing base $221.1, availability $0.0)	221.1	(6.3)	214.8	11.25%	15.0%
Series A Notes	169.3	(23.2)	146.1	10.0%	18.3%
Series B Notes	79.0	(16.9)	62.1	10.0%	25.6%
6% Notes	69.4	(3.9)	65.5	6.0%	15.5%
A&R CDA	124.6	(0.3)	124.3	3.0-18.0%	7.0%
Lease financing obligations	300.2	—	300.2	10.0-18.2%	11.9%
Other	0.3	—	0.3
Total debt	$1,367.6	$(1.4)	$1,366.2
Current maturities of Term B Facility	$(2.3)	$—	$(2.3)
Current maturities of 6% Notes	(69.4)	3.9	(65.5)
Current maturities of lease financing obligations	(7.8)	—	(7.8)
Current maturities of other	(0.3)	—	(0.3)
Long-term debt	$1,287.8	$2.5	$1,290.3

As of December 31, 2012 (in millions)	Par Value	Premium/ (Discount)	Book Value	Stated Interest Rate	Effective Interest Rate
Restructured Term Loan	$298.7	$67.6	$366.3	10.0%	—%
Term A Facility (capacity $175.0, borrowing base $147.6, availability $42.6)	105.0	(4.8)	100.2	8.5%	15.8%
Term B Facility (capacity $222.2, borrowing base $222.2, availability $0.0)	222.2	(8.5)	213.7	11.25%	15.0%
Series A Notes	161.2	(27.8)	133.4	10.0%	18.3%
Series B Notes	91.5	(25.4)	66.1	10.0%	25.6%
6% Notes	69.4	(6.3)	63.1	6.0%	15.5%
A&R CDA	125.8	(0.4)	125.4	3.0-18.0%	7.1%
Lease financing obligations	306.9	—	306.9	10.0-18.2%	11.9%
Other	0.3	—	0.3
Total debt	$1,381.0	$(5.6)	$1,375.4
Current maturities of Term B Facility	(2.3)	—	(2.3)
Current maturities of lease financing obligations	(6.5)	—	(6.5)
Current maturities of other	(0.3)	—	(0.3)
Long-term debt	$1,371.9	$(5.6)	$1,366.3

Conversions

Our 10% Series A Convertible Senior Secured Notes due 2015 (the "Series A Notes") were convertible into our common stock beginning July 22, 2013 at the conversion price per share of $34.0059 and a conversion rate of 29.4067 common shares per $1,000 of Series A Notes. As of June 30, 2013 and July 31, 2013, there was $169.3 million and $170.7 million, respectively, in aggregate principal amount of Series A Notes outstanding that are convertible into approximately 5.6 million shares of our common stock at the maturity date. There were no Series A Note conversions from July 22, 2013 through July 31, 2013.

Our 10% Series B Convertible Senior Secured Notes due 2015 (the "Series B Notes") are convertible into our common stock, at any time at the conversion price per share of approximately $18.5334 and a conversion rate of 53.9567 common shares per $1,000 of the Series B Notes (such conversion price and conversion rate applying also to the Series B Notes make whole premium). As of June 30, 2013, the effective conversion price and conversion rate for our Series B Notes due 2015 (after taking into account the make whole premium) was $15.2475 and 65.5847 common shares per $1,000 of Series B Notes, respectively.

During the three and six months ended June 30, 2013, $10.9 million and $16.7 million of aggregate principal amount of Series B Notes were converted into 0.7 million and 1.1 million shares of our common stock, respectively, which includes the make whole premium.  Upon conversion, during the three months ended June 30, 2013, we recorded $5.6 million of additional interest expense representing the $2.3 million make whole premium and $3.3 million of accelerated amortization of the discount on converted Series B Notes. During the six months ended June 30, 2013, we recorded $9.0 million of additional interest expense representing the $3.9 million make whole premium and $5.1 million of accelerated amortization of the discount on converted Series B Notes. As of June 30, 2013, there was $79.0 million in aggregate principal amount of Series B Notes outstanding that are convertible into approximately 5.0 million shares of our common stock (after taking into account the make whole premium). From July 1, 2013 through July 31, 2013, $12.5 million aggregate principal amount of Series B Notes converted into 0.8 million shares of common stock (after taking into account the make whole premium).

As of June 30, 2013 and July 31, 2013, a maximum of 17,600 shares of our common stock was available for future issuance upon conversion of 6% Notes.  The limitation on the number of shares of common stock issuable upon conversion of the 6% Notes applies on a pro rata basis to the $69.4 million in aggregate principal amount of outstanding 6% Notes.

Fair Value Measurement

The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	June 30, 2013		December 31, 2012
(in millions)	Carrying amount	Fair Value	Carrying amount	Fair Value
Restructured Term Loan	$351.4	$296.5	$366.3	$197.5
ABL Facility	316.3	329.7	313.9	325.8
Series A Notes and Series B Notes	208.2	272.5	199.5	81.5
Lease financing obligations	300.2	300.2	306.9	306.9
Other	190.1	187.2	188.8	99.5
Total debt	$1,366.2	$1,386.1	$1,375.4	$1,011.2

The fair values of the Restructured Term Loan, ABL Facility, Series A Notes, Series B Notes, 6% Notes (included in “Other” above) and A&R CDA (included in “Other” above) were estimated based on observable prices (level two inputs for fair value measurements). The carrying amount of the lease financing obligations approximates fair value (level two input for fair value measurement).

5. Employee Benefits

The following table presents the components of our company-sponsored pension costs for the three and six months ended June 30:

	Three Months		Six Months
(in millions)	2013	2012	2013	2012
Service cost	$1.0	$1.0	$2.1	$1.9
Interest cost	14.1	14.8	28.1	29.7
Expected return on plan assets	(13.9)	(11.6)	(27.8)	(23.2)
Amortization of net loss	3.7	2.9	7.4	5.8
Total periodic pension cost	$4.9	$7.1	$9.8	$14.2

We expect to contribute $62.6 million to our company-sponsored pension plans in 2013 of which we have contributed $26.0 million through June 30, 2013.

6. Income Taxes

Our effective tax rate for the three and six months ended June 30, 2013 was 39.8% and 26.8%, respectively, compared to 3.4% and 3.6%, respectively, for the three and six months ended June 30, 2012. The significant items impacting the 2013 rate include a net state tax provision, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2013. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At June 30, 2013 and December 31, 2012, substantially all of our net deferred tax assets were subject to a valuation allowance.

7. Shareholders’ Deficit

The following reflects the activity in the shares of our common stock for the six months ended June 30, 2013:

(in thousands)	2013
Beginning balance	7,976
Issuance of equity awards, net	215
Issuance of common stock upon conversion of Series B Notes	1,112
Ending balance	9,303

8. Loss Per Share

Given our net loss position for the three and six months ended June 30, 2013 and 2012, there were no dilutive securities for these periods.

Anti-dilutive options and share units were 835,900 and 753,300 at June 30, 2013 and 2012, respectively. Anti-dilutive 6% Note conversion shares, including the make whole premium, were 17,600 at June 30, 2013 and 2012. Anti-dilutive Series A Note conversion shares were 4,979,000 and 4,516,000 at June 30, 2013 and 2012, respectively. Anti-dilutive Series B Note conversion shares, including the make whole premiums, were 5,037,000 and 6,653,000 at June 30, 2013 and 2012, respectively.

9. Business Segments

We report financial and descriptive information about our reporting segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We evaluate segment performance primarily on revenue and operating income.

We have the following reportable segments, which are strategic business units that offer complementary transportation services to our customers:

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

We charge management fees and other corporate service fees to our reportable segments based on the direct benefits received or an overhead allocation basis. Corporate and other operating losses represent residual operating expenses of the holding company. Corporate identifiable assets primarily consist of cash, cash equivalents, an investment in an equity method affiliate and deferred debt issuance costs. Intersegment revenue primarily relates to transportation services between our segments.

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/ Eliminations	Consolidated
As of June 30, 2013
Identifiable assets	$1,323.8	$773.8	$74.9	$2,172.5
As of December 31, 2012
Identifiable assets	$1,315.4	$745.5	$164.6	$2,225.5
Three Months Ended June 30, 2013
External revenue	$797.6	$444.9	$—	$1,242.5
Intersegment revenue	$—	$—	$—	$—
Operating income (loss)	$(8.5)	$25.2	$(2.4)	$14.3
Six Months Ended June 30, 2013
External revenue	$1,551.4	$853.6	$—	$2,405.0
Intersegment revenue	$—	$—	$—	$—
Operating income (loss)	$(6.1)	$37.2	$(6.9)	$24.2
Three Months Ended June 30, 2012
External revenue	$821.1	$429.8	$(0.1)	$1,250.8
Intersegment revenue	$—	$—	$—	$—
Operating income (loss)	$(5.1)	$22.9	$(2.3)	$15.5
Six Months Ended June 30, 2012
External revenue	$1,610.2	$831.7	$3.2	$2,445.1
Intersegment revenue	$—	$0.1	$(0.1)	$—
Operating income (loss)	$(61.2)	$34.4	$(6.4)	$(33.2)

10. Network Optimization

In the second quarter of 2013, our YRC Freight reporting segment commenced its plan to optimize its freight network. This optimization reduced the number of handling and relay locations in an effort to improve customer service, increase linehaul density and load average, reduce linehaul miles and improve our ability to direct load with less handling. Costs associated with this plan, which consist of employee separation costs and contract termination and other costs, are recorded at either their contractual amounts or their fair value. We estimate that these costs will total between $8.0 million and $12.0 million, of which we have recorded $7.8 million during the three months ended June 30, 2013 in the YRC Freight reporting segment. The projected timing and range of remaining costs is an estimate and may vary depending upon the actual exit transactions.

Charges for the network optimization are included in "Salaries, wages and employees' benefits" as it relates to employee separation costs and "Operating expenses and supplies" as is relates to contract termination and other costs in the accompanying statements of consolidated comprehensive loss. In addition to the charges detailed below, we have recorded impairment charges on facilities that are part of the network optimization totaling $1.5 million during the three months ended June 30, 2013. These charges are included in "(Gains) losses on property disposals, net" in the accompanying statements of consolidated comprehensive loss. A rollforward of the accrual is as follows:

(in millions)	Employee Separation	Contract Termination and Other Costs	Total
Balance at December 31, 2012	$—	$0.5	$0.5
Network optimization charges	1.3	5.0	6.3
Payments	(0.4)	(3.9)	(4.3)
Balance at June 30, 2013	$0.9	$1.6	$2.5

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
The parties participated in voluntary mediation between March 11, 2013 and April 15, 2013. The mediation resulted in the execution of a mutually acceptable definitive agreement by the parties, which agreement remains subject to approval by the court. Court approval cannot be assured. Substantially all of the payments contemplated by the settlement will be covered by our liability insurance. The self-insured retention on this matter has been accrued as of June 30, 2013.

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

The following represents condensed consolidating financial information as of June 30, 2013 and December 31, 2012, with respect to the financial position and for the three and six months ended June 30, 2013 and 2012, for results of operations and for the Statement of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the 6% Notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the 6% Notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and YRCW Receivables LLC, the special-purpose entity that is associated with our ABL facility.

Condensed Consolidating Balance Sheets

As of June 30, 2013 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$128.7	$12.6	$24.6	$—	$165.9
Intercompany advances receivable	—	(36.9)	36.9	—	—
Accounts receivable, net	2.9	(3.4)	525.1	—	524.6
Prepaid expenses and other	77.7	17.8	4.1	—	99.6
Total current assets	209.3	(9.9)	590.7	—	790.1
Property and equipment	0.5	2,667.1	185.1	—	2,852.7
Less – accumulated depreciation	(0.2)	(1,600.2)	(107.2)	—	(1,707.6)
Net property and equipment	0.3	1,066.9	77.9	—	1,145.1
Investment in subsidiaries	1,744.7	206.8	(0.1)	(1,951.4)	—
Receivable from affiliate	(464.7)	397.9	416.8	(350.0)	—
Intangibles and other assets	128.0	46.8	62.5	—	237.3
Total Assets	$1,617.6	$1,708.5	$1,147.8	$(2,301.4)	$2,172.5
Intercompany advances payable	$(11.8)	$(304.3)	$316.1	$—	$—
Accounts payable	43.2	118.6	12.5	—	174.3
Wages, vacations and employees’ benefits	14.7	199.7	14.8	—	229.2
Other current and accrued liabilities	181.1	23.2	0.9	—	205.2
Current maturities of long-term debt	73.0	0.6	2.3	—	75.9
Total current liabilities	300.2	37.8	346.6	—	684.6
Payable to affiliate	—	200.0	150.0	(350.0)	—
Long-term debt, less current portion	975.3	0.9	314.1	—	1,290.3
Deferred income taxes, net	226.9	(223.3)	(3.6)	—	—
Pension and postretirement	525.3	—	(0.1)	—	525.2
Claims and other liabilities	276.9	34.0	3.0	—	313.9
Commitments and contingencies
Shareholders’ equity (deficit)	(687.0)	1,659.1	337.8	(1,951.4)	(641.5)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,617.6	$1,708.5	$1,147.8	$(2,301.4)	$2,172.5

As of December 31, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$151.9	$13.6	$43.2	$—	$208.7
Intercompany advances receivable	—	(28.8)	28.8	—	—
Accounts receivable, net	3.3	(7.4)	464.2	—	460.1
Prepaid expenses and other	93.7	9.7	1.9	—	105.3
Total current assets	248.9	(12.9)	538.1	—	774.1
Property and equipment	0.7	2,681.7	186.6	—	2,869.0
Less – accumulated depreciation	(0.2)	(1,572.5)	(104.9)	—	(1,677.6)
Net property and equipment	0.5	1,109.2	81.7	—	1,191.4
Investment in subsidiaries	1,463.5	162.7	(17.6)	(1,608.6)	—
Receivable from affiliate	(392.8)	318.6	424.2	(350.0)	—
Intangibles and other assets	154.1	53.6	52.3	—	260.0
Total Assets	$1,474.2	$1,631.2	$1,078.7	$(1,958.6)	$2,225.5
Intercompany advances payable	$(11.8)	$(294.5)	$306.3	$—	$—
Accounts payable	42.1	107.6	12.3	—	162.0
Wages, vacations and employees’ benefits	13.2	163.9	13.8	—	190.9
Other current and accrued liabilities	193.5	30.3	9.4	—	233.2
Current maturities of long-term debt	6.8	—	2.3	—	9.1
Total current liabilities	243.8	7.3	344.1	—	595.2
Payable to affiliate	—	200.0	150.0	(350.0)	—
Long-term debt, less current portion	1,054.7	—	311.6	—	1,366.3
Deferred income taxes, net	228.2	(224.6)	(3.6)	—	—
Pension and postretirement	548.8	—	—	—	548.8
Claims and other liabilities	302.9	40.1	1.3	—	344.3
Commitments and contingencies
Shareholders’ equity (deficit)	(904.2)	1,608.4	275.3	(1,608.6)	(629.1)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,474.2	$1,631.2	$1,078.7	$(1,958.6)	$2,225.5

Condensed Consolidating Comprehensive Income (Loss)

Three Months Ended June 30, 2013 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenue	$—	$1,137.1	$105.4	$—	$1,242.5
Operating Expenses:
Salaries, wages and employees’ benefits	10.1	654.2	53.2	—	717.5
Operating expenses and supplies	(6.2)	266.3	25.7	—	285.8
Purchased transportation	—	111.1	14.6	—	125.7
Depreciation and amortization	0.1	39.8	3.6	—	43.5
Other operating expenses	—	51.2	3.2	—	54.4
Losses on property disposals, net	—	1.3	—	—	1.3
Total operating expenses	4.0	1,123.9	100.3	—	1,228.2
Operating Income (Loss)	(4.0)	13.2	5.1	—	14.3
Nonoperating Expenses (Income):
Interest expense (income)	29.9	(0.7)	12.7	—	41.9
Other, net	28.6	1.7	(32.8)	—	(2.5)
Nonoperating expenses (income), net	58.5	1.0	(20.1)	—	39.4
Income (loss) before income taxes	(62.5)	12.2	25.2	—	(25.1)
Income tax provision (benefit)	(10.6)	(0.6)	1.2	—	(10.0)
Net income (loss)	(51.9)	12.8	24.0	—	(15.1)
Other comprehensive income (loss), net of tax	0.5	3.3	(1.7)	—	2.1
Comprehensive Income (Loss)	$(51.4)	$16.1	$22.3	$—	$(13.0)

Three Months Ended June 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenue	$—	$1,142.7	$108.1	$—	$1,250.8
Operating Expenses:
Salaries, wages and employees’ benefits	8.8	665.3	49.8	—	723.9
Operating expenses and supplies	(6.3)	269.7	22.4	—	285.8
Purchased transportation	—	107.4	18.9	—	126.3
Depreciation and amortization	0.1	42.1	3.5	—	45.7
Other operating expenses	1.0	54.1	5.0	—	60.1
Gains on property disposals, net	—	(6.5)	—	—	(6.5)
Total operating expenses	3.6	1,132.1	99.6	—	1,235.3
Operating Income (Loss)	(3.6)	10.6	8.5	—	15.5
Nonoperating Expenses (Income):
Interest expense	28.8	0.6	12.2	—	41.6
Other, net	75.0	(46.0)	(31.7)	—	(2.7)
Nonoperating expenses (income), net	103.8	(45.4)	(19.5)	—	38.9
Income (loss) before income taxes	(107.4)	56.0	28.0	—	(23.4)
Income tax provision (benefit)	(2.7)	(0.1)	2.0	—	(0.8)
Net income (loss)	(104.7)	56.1	26.0	—	(22.6)
Other comprehensive income (loss), net of tax	—	2.5	(2.0)	—	0.5
Comprehensive Income (Loss)	$(104.7)	$58.6	$24.0	$—	$(22.1)

Six Months Ended June 30, 2013 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenue	$—	$2,202.8	$202.2	$—	$2,405.0
Operating Expenses:
Salaries, wages and employees’ benefits	19.6	1,276.1	102.8	—	1,398.5
Operating expenses and supplies	(14.0)	518.7	48.9	—	553.6
Purchased transportation	—	213.0	27.6	—	240.6
Depreciation and amortization	0.1	79.7	7.3	—	87.1
Other operating expenses	0.1	98.3	5.8	—	104.2
Gains on property disposals, net	—	(3.2)	—	—	(3.2)
Total operating expenses	5.8	2,182.6	192.4	—	2,380.8
Operating Income (Loss)	(5.8)	20.2	9.8	—	24.2
Nonoperating Expenses (Income):
Interest expense (income)	57.8	(1.7)	25.0	—	81.1
Other, net	46.1	15.1	(64.0)	—	(2.8)
Nonoperating expenses (income), net	103.9	13.4	(39.0)	—	78.3
Income (loss) before income taxes	(109.7)	6.8	48.8	—	(54.1)
Income tax provision (benefit)	(14.7)	(1.0)	1.2	—	(14.5)
Net income (loss)	(95.0)	7.8	47.6	—	(39.6)
Other comprehensive income (loss), net of tax	1.0	6.7	(2.5)	—	5.2
Comprehensive Income (Loss)	$(94.0)	$14.5	$45.1	$—	$(34.4)

Six Months Ended June 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenue	$—	$2,231.5	$213.6	$—	$2,445.1
Operating Expenses:
Salaries, wages and employees’ benefits	18.5	1,312.2	98.1	—	1,428.8
Operating expenses and supplies	(15.7)	549.1	45.6	—	579.0
Purchased transportation	—	206.3	39.6	—	245.9
Depreciation and amortization	0.1	87.5	7.2	—	94.8
Other operating expenses	1.9	116.0	10.1	—	128.0
(Gains) losses on property disposals, net	—	1.9	(0.1)	—	1.8
Total operating expenses	4.8	2,273.0	200.5	—	2,478.3
Operating Income (Loss)	(4.8)	(41.5)	13.1	—	(33.2)
Nonoperating Expenses (Income):
Interest expense	53.4	0.6	23.9	—	77.9
Other, net	148.9	(92.3)	(59.6)	—	(3.0)
Nonoperating expenses (income), net	202.3	(91.7)	(35.7)	—	74.9
Income (loss) before income taxes	(207.1)	50.2	48.8	—	(108.1)
Income tax provision (benefit)	(4.8)	(0.1)	1.0	—	(3.9)
Net income (loss)	(202.3)	50.3	47.8	—	(104.2)
Less: Net income attributable to non-controlling interest	—	—	3.9	—	3.9
Net Income (Loss) Attributable to YRC Worldwide Inc.	(202.3)	50.3	43.9	—	(108.1)
Other comprehensive income, net of tax	0.7	5.2	0.3	—	6.2
Comprehensive Income (Loss) Attributable to YRC Worldwide Inc. Shareholders	$(201.6)	$55.5	$44.2	$—	$(101.9)

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2013 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(115.7)	$115.0	$(17.5)	$—	$(18.2)
Investing Activities:
Acquisition of property and equipment	—	(38.3)	(0.8)	—	(39.1)
Proceeds from disposal of property and equipment	—	4.2	—	—	4.2
Restricted escrow receipts, net	12.8	—	—	—	12.8
Other, net	1.8	—	—	—	1.8
Net cash provided by (used in) investing activities	14.6	(34.1)	(0.8)	—	(20.3)
Financing Activities:
Issuance of long-term debt	—	0.3	—	—	0.3
Repayments of long-term debt	(3.4)	(0.1)	(1.1)	—	(4.6)
Intercompany advances (repayments)	81.3	(82.1)	0.8	—	—
Net cash provided by (used in) financing activities	77.9	(81.9)	(0.3)	—	(4.3)
Net Decrease in Cash and Cash Equivalents	(23.2)	(1.0)	(18.6)	—	(42.8)
Cash and Cash Equivalents, Beginning of Period	151.9	13.6	43.2	—	208.7
Cash and Cash Equivalents, End of Period	$128.7	$12.6	$24.6	$—	$165.9

Six Months Ended June 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(203.3)	$173.8	$12.9	$—	$(16.6)
Investing Activities:
Acquisition of property and equipment	—	(30.1)	(0.6)	—	(30.7)
Proceeds from disposal of property and equipment	—	21.1	—	—	21.1
Restricted escrow receipts, net	13.3	—	—	—	13.3
Other, net	2.4	—	—	—	2.4
Net cash provided by (used in) investing activities	15.7	(9.0)	(0.6)	—	6.1
Financing Activities:
Issuance of long-term debt	—	—	45.0	—	45.0
Repayments of long-term debt	(11.9)	—	(1.2)	—	(13.1)
Debt issuance costs	(2.0)	—	(3.1)	—	(5.1)
Intercompany advances (repayments)	220.7	(169.1)	(51.6)	—	—
Net cash provided by (used in) financing activities	206.8	(169.1)	(10.9)	—	26.8
Net Increase (Decrease) in Cash and Cash Equivalents	19.2	(4.3)	1.4	—	16.3
Cash and Cash Equivalents, Beginning of Period	142.0	20.0	38.5	—	200.5
Cash and Cash Equivalents, End of Period	$161.2	$15.7	$39.9	$—	$216.8

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
The following represents condensed consolidating financial information as of June 30, 2013 and December 31, 2012, with respect to the financial position and for the three and six months ended June 30, 2013 and 2012, for results of operations and for the statement of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the New Convertible Secured Notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the New Convertible Secured Notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and YRCW Receivables LLC, the special-purpose entity that is associated with our ABL facility.

Condensed Consolidating Balance Sheets

As of June 30, 2013 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$128.7	$14.2	$23.0	$—	$165.9
Intercompany advances receivable	—	(36.9)	36.9	—	—
Accounts receivable, net	2.9	28.3	493.4	—	524.6
Prepaid expenses and other	77.7	40.3	(18.4)	—	99.6
Total current assets	209.3	45.9	534.9	—	790.1
Property and equipment	0.5	2,801.4	50.8	—	2,852.7
Less – accumulated depreciation	(0.2)	(1,670.0)	(37.4)	—	(1,707.6)
Net property and equipment	0.3	1,131.4	13.4	—	1,145.1
Investment in subsidiaries	1,744.7	206.7	—	(1,951.4)	—
Receivable from affiliate	(464.7)	440.3	224.4	(200.0)	—
Intangibles and other assets	128.0	77.7	31.6	—	237.3
Total Assets	$1,617.6	$1,902.0	$804.3	$(2,151.4)	$2,172.5
Intercompany advances payable	$(11.8)	$(304.3)	$316.1	$—	$—
Accounts payable	43.2	124.4	6.7	—	174.3
Wages, vacations and employees’ benefits	14.7	210.6	3.9	—	229.2
Other current and accrued liabilities	181.1	16.3	7.8	—	205.2
Current maturities of long-term debt	73.0	0.6	2.3	—	75.9
Total current liabilities	300.2	47.6	336.8	—	684.6
Payable to affiliate	—	200.0	—	(200.0)	—
Long-term debt, less current portion	975.3	0.9	314.1	—	1,290.3
Deferred income taxes, net	226.9	(229.6)	2.7	—	—
Pension and postretirement	525.3	—	(0.1)	—	525.2
Claims and other liabilities	276.9	35.0	2.0	—	313.9
Commitments and contingencies
Shareholders’ equity (deficit)	(687.0)	1,848.1	148.8	(1,951.4)	(641.5)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,617.6	$1,902.0	$804.3	$(2,151.4)	$2,172.5

As of December 31, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$151.9	$15.5	$41.3	$—	$208.7
Intercompany advances receivable	—	(28.8)	28.8	—	—
Accounts receivable, net	3.3	20.6	436.2	—	460.1
Prepaid expenses and other	93.7	31.8	(20.2)	—	105.3
Total current assets	248.9	39.1	486.1	—	774.1
Property and equipment	0.7	2,814.9	53.4	—	2,869.0
Less – accumulated depreciation	(0.2)	(1,638.7)	(38.7)	—	(1,677.6)
Net property and equipment	0.5	1,176.2	14.7	—	1,191.4
Investment in subsidiaries	1,463.5	149.2	(4.1)	(1,608.6)	—
Receivable from affiliate	(392.8)	351.5	241.3	(200.0)	—
Intangibles and other assets	154.1	86.9	19.0	—	260.0
Total Assets	$1,474.2	$1,802.9	$757.0	$(1,808.6)	$2,225.5
Intercompany advances payable	$(11.8)	$(294.5)	$306.3	$—	$—
Accounts payable	42.1	112.3	7.6	—	162.0
Wages, vacations and employees’ benefits	13.2	173.8	3.9	—	190.9
Other current and accrued liabilities	193.5	28.0	11.7	—	233.2
Current maturities of long-term debt	6.8	—	2.3	—	9.1
Total current liabilities	243.8	19.6	331.8	—	595.2
Payable to affiliate	—	200.0	—	(200.0)	—
Long-term debt, less current portion	1,054.7	—	311.6	—	1,366.3
Deferred income taxes, net	228.2	(230.9)	2.7	—	—
Pension and postretirement	548.8	—	—	—	548.8
Claims and other liabilities	302.9	40.9	0.5	—	344.3
Commitments and contingencies
Shareholders’ equity (deficit)	(904.2)	1,773.3	110.4	(1,608.6)	(629.1)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,474.2	$1,802.9	$757.0	$(1,808.6)	$2,225.5

Condensed Consolidating Comprehensive Income (Loss)

Three Months Ended June 30, 2013 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenue	$—	$1,206.1	$36.4	$—	$1,242.5
Operating Expenses:
Salaries, wages and employees’ benefits	10.1	693.0	14.4	—	717.5
Operating expenses and supplies	(6.2)	280.6	11.4	—	285.8
Purchased transportation	—	117.3	8.4	—	125.7
Depreciation and amortization	0.1	42.8	0.6	—	43.5
Other operating expenses	—	53.6	0.8	—	54.4
Losses on property disposals, net	—	1.3	—	—	1.3
Total operating expenses	4.0	1,188.6	35.6	—	1,228.2
Operating Income (Loss)	(4.0)	17.5	0.8	—	14.3
Nonoperating Expenses (Income):
Interest expense (income)	29.9	(0.7)	12.7	—	41.9
Other, net	28.6	(1.6)	(29.5)	—	(2.5)
Nonoperating expenses (income), net	58.5	(2.3)	(16.8)	—	39.4
Income (loss) before income taxes	(62.5)	19.8	17.6	—	(25.1)
Income tax provision (benefit)	(10.6)	(0.6)	1.2	—	(10.0)
Net income (loss)	(51.9)	20.4	16.4	—	(15.1)
Other comprehensive income (loss), net of tax	0.5	3.3	(1.7)	—	2.1
Comprehensive Income (Loss)	$(51.4)	$23.7	$14.7	$—	$(13.0)

Three Months Ended June 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenue	$—	$1,209.1	$41.7	$—	$1,250.8
Operating Expenses:
Salaries, wages and employees’ benefits	8.8	699.8	15.3	—	723.9
Operating expenses and supplies	(6.3)	282.9	9.2	—	285.8
Purchased transportation	—	113.7	12.6	—	126.3
Depreciation and amortization	0.1	45.2	0.4	—	45.7
Other operating expenses	1.0	57.7	1.4	—	60.1
Gains on property disposals, net	—	(6.4)	(0.1)	—	(6.5)
Total operating expenses	3.6	1,192.9	38.8	—	1,235.3
Operating Income (Loss)	(3.6)	16.2	2.9	—	15.5
Nonoperating Expenses (Income):
Interest expense	28.8	0.7	12.1	—	41.6
Other, net	75.0	(47.3)	(30.4)	—	(2.7)
Nonoperating expenses (income), net	103.8	(46.6)	(18.3)	—	38.9
Income (loss) before income taxes	(107.4)	62.8	21.2	—	(23.4)
Income tax provision (benefit)	(2.7)	(0.1)	2.0	—	(0.8)
Net income (loss)	(104.7)	62.9	19.2	—	(22.6)
Other comprehensive income (loss), net of tax	—	2.6	(2.1)	—	0.5
Comprehensive Income (Loss)	$(104.7)	$65.5	$17.1	$—	$(22.1)

Six Months Ended June 30, 2013 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenue	$—	$2,335.1	$69.9	$—	$2,405.0
Operating Expenses:
Salaries, wages and employees’ benefits	19.6	1,351.5	27.4	—	1,398.5
Operating expenses and supplies	(14.0)	547.0	20.6	—	553.6
Purchased transportation	—	224.9	15.7	—	240.6
Depreciation and amortization	0.1	85.8	1.2	—	87.1
Other operating expenses	0.1	104.4	(0.3)	—	104.2
Gains on property disposals, net	—	(3.2)	—	—	(3.2)
Total operating expenses	5.8	2,310.4	64.6	—	2,380.8
Operating Income (Loss)	(5.8)	24.7	5.3	—	24.2
Nonoperating Expenses (Income):
Interest expense (income)	57.8	(1.7)	25.0	—	81.1
Other, net	46.1	8.8	(57.7)	—	(2.8)
Nonoperating expenses (income), net	103.9	7.1	(32.7)	—	78.3
Income (loss) before income taxes	(109.7)	17.6	38.0	—	(54.1)
Income tax provision (benefit)	(14.7)	(1.0)	1.2		(14.5)
Net income (loss)	(95.0)	18.6	36.8	—	(39.6)
Other comprehensive income (loss), net of tax	1.0	6.7	(2.5)	—	5.2
Comprehensive Income (Loss)	$(94.0)	$25.3	$34.3	$—	$(34.4)

Six Months Ended June 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenue	$—	$2,360.8	$84.3	$—	$2,445.1
Operating Expenses:
Salaries, wages and employees’ benefits	18.5	1,379.0	31.3	—	1,428.8
Operating expenses and supplies	(15.7)	575.4	19.3	—	579.0
Purchased transportation	—	218.6	27.3	—	245.9
Depreciation and amortization	0.1	93.6	1.1	—	94.8
Other operating expenses	1.9	123.3	2.8	—	128.0
(Gains) losses on property disposals, net	—	1.9	(0.1)	—	1.8
Total operating expenses	4.8	2,391.8	81.7	—	2,478.3
Operating Income (Loss)	(4.8)	(31.0)	2.6	—	(33.2)
Nonoperating Expenses (Income):
Interest expense	53.4	0.7	23.8	—	77.9
Other, net	148.9	(94.8)	(57.1)	—	(3.0)
Nonoperating expenses (income), net	202.3	(94.1)	(33.3)	—	74.9
Income (loss) before income taxes	(207.1)	63.1	35.9	—	(108.1)
Income tax provision (benefit)	(4.8)	(0.1)	1.0	—	(3.9)
Net income (loss)	(202.3)	63.2	34.9	—	(104.2)
Less: Net income attributable to non-controlling interest	—	—	3.9	—	3.9
Net Income (Loss) Attributable to YRC Worldwide Inc.	(202.3)	63.2	31.0	—	(108.1)
Other comprehensive income, net of tax	0.7	5.3	0.2	—	6.2
Comprehensive Income (Loss) Attributable to YRC Worldwide Inc. Shareholders	$(201.6)	$68.5	$31.2	$—	$(101.9)

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2013 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(115.7)	$125.4	$(27.9)	$—	$(18.2)
Investing Activities:
Acquisition of property and equipment	—	(38.9)	(0.2)	—	(39.1)
Proceeds from disposal of property and equipment	—	4.2	—	—	4.2
Restricted amounts held in escrow	12.8	—	—	—	12.8
Other, net	1.8	—	—	—	1.8
Net cash provided by (used in) investing activities	14.6	(34.7)	(0.2)	—	(20.3)
Financing Activities:
Issuance of long-term debt	—	0.3	—	—	0.3
Repayments of long-term debt	(3.4)	(0.1)	(1.1)		(4.6)
Intercompany advances (repayments)	81.3	(92.2)	10.9	—	—
Net cash provided by (used in) financing activities	77.9	(92.0)	9.8	—	(4.3)
Net Decrease in Cash and Cash Equivalents	(23.2)	(1.3)	(18.3)	—	(42.8)
Cash and Cash Equivalents, Beginning of Period	151.9	15.5	41.3	—	208.7
Cash and Cash Equivalents, End of Period	$128.7	$14.2	$23.0	$—	$165.9

Six Months Ended June 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(203.3)	$189.9	$(3.2)	$—	$(16.6)
Investing Activities:
Acquisition of property and equipment	—	(30.3)	(0.4)	—	(30.7)
Proceeds from disposal of property and equipment	—	21.2	(0.1)	—	21.1
Restricted amounts held in escrow	13.3	—	—	—	13.3
Other, net	2.4	—	—	—	2.4
Net cash provided by (used in) investing activities	15.7	(9.1)	(0.5)	—	6.1
Financing Activities:
Issuance of long-term debt	—	—	45.0	—	45.0
Repayments of long-term debt	(11.9)	—	(1.2)	—	(13.1)
Debt issuance cost	(2.0)	—	(3.1)	—	(5.1)
Intercompany advances (repayments)	220.7	(185.8)	(34.9)	—	—
Net cash provided by (used in) financing activities	206.8	(185.8)	5.8	—	26.8
Net Increase (Decrease) in Cash and Cash Equivalents	19.2	(5.0)	2.1	—	16.3
Cash and Cash Equivalents, Beginning of Period	142.0	21.1	37.4	—	200.5
Cash and Cash equivalents, End of Period	$161.2	$16.1	$39.5	$—	$216.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this report. MD&A and certain Notes to the Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements include those preceded by, followed by or characterized by words such as “will,” “expect,” “intend,” “anticipate,” “believe,” “project,” “forecast,” “propose,” “plan,” “designed,” “estimate,” “enable” and similar expressions. Forward-looking statements are inherently uncertain and are subject to significant business, economic, competitive, regulatory and other risks, uncertainties and contingencies, known and unknown, many of which are beyond our control. Readers are cautioned not to place undue reliance on any forward-looking statements. Our future financial condition and results could differ materially from those predicted in such forward-looking statements because of a number of factors, including (without limitation):

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

Consolidated Results of Operations -- an analysis of our consolidated results of operations for the three and six months ended June 30, 2013 and 2012.
Reporting Segment Results of Operations -- an analysis of our results of operations for the three and six months ended June 30, 2013 and 2012 for our two reporting segments: YRC Freight and Regional Transportation.
Certain Non-GAAP Financial Measures -- an analysis of selected Non-GAAP financial measures for the three and six months ended June 30, 2013 and 2012.
Financial Condition/Liquidity and Capital Resources -- a discussion of our major sources and uses of cash and an analysis of our cash flows and aggregate contractual obligations and commercial commitments.
The "second quarter" and "first half" of the years discussed below refers to the three and six months ended June 30, respectively.
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

•
Operating Revenue: Our operating revenue has two primary components: volume (commonly evaluated using number of shipments and weight per shipment) and yield or price (commonly evaluated on a dollar per hundredweight basis). Yield includes fuel surcharge revenue, which is common in the trucking industry and represents an amount charged to customers that adjusts with changing fuel prices. We base our fuel surcharges on a published national index and adjust them weekly. Rapid material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income versus prior periods, as there is a lag in our adjustment of base rates in response to changes in fuel surcharge. We believe that fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require numerous changes. We believe the distinction between base rates and fuel surcharge has blurred over time, and it is impractical to clearly separate all the different factors that influence the price that our customers are willing to pay. In general, under our present fuel surcharge program, we believe rising fuel costs are beneficial to us and falling fuel costs are detrimental to us in the short term.

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

◦
Adjusted Free Cash Flow (Deficit): a non-GAAP measure that reflects our net cash provided by (used in) operating activities minus gross capital expenditures and excludes restructuring professional fees included in operating cash flow.

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

◦
Adjusted free cash flow (deficit) excludes the cash usage by our restructuring professional fees, debt issuance costs, equity issuance costs and principal payments on our outstanding debt and the resulting reduction in our liquidity position from those cash outflows; and

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

The table below provides summary consolidated financial information for the second quarter and first half of 2013 and 2012:

	Second Quarter			First Half
(in millions)	2013	2012	Percent Change	2013	2012	Percent Change
Operating revenue	$1,242.5	$1,250.8	(0.7)%	$2,405.0	$2,445.1	(1.6)%
Operating income (loss)	$14.3	$15.5	(7.7)%	$24.2	$(33.2)	172.9%
Nonoperating expenses, net	$39.4	$38.9	1.3%	$78.3	$74.9	4.5%
Net loss	$(15.1)	$(22.6)	33.2%	$(39.6)	$(104.2)	62.0%

Second Quarter of 2013 Compared to the Second Quarter of 2012

Our consolidated operating revenue decreased 0.7% during the second quarter of 2013 compared to the same period in 2012. The decrease in revenue is primarily attributable to lower volumes at our YRC Freight reporting segment, partially offset by increases in volume at our Regional Transportation segment over the comparable prior year period.

Operating expenses for the second quarter of 2013 decreased $7.1 million or 0.6% compared to the same period in 2012 primarily related to a $6.4 million decrease in salaries, wages and employees' benefits and a $5.7 million decrease in other operating expenses. Losses on property sales of $1.3 million in the second quarter of 2013 compared to gains of $6.5 million in the same period in 2012 partially offset the decrease in operating expenses.

•
The $6.4 million decrease in salaries, wages and employees' benefits was largely due to a $7.0 million or 18.4% decrease in workers' compensation expense driven by safety initiatives and settlement activity that are reducing our claims outstanding.

•
The $5.7 million decrease in other operating expenses was primarily driven by a $3.7 million decrease in our bodily injury and property damage expense due to our settlement initiatives and a $1.6 million decrease in cargo claims driven by favorable claim development and lower shipping volumes.

Our effective tax rate for the second quarter of 2013 and 2012 was 39.8% and 3.4%, respectively. Significant items impacting the second quarter 2013 rate include a net state tax provision, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2013. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At June 30, 2013 and December 31, 2012, substantially all of our net deferred tax assets are subject to a valuation allowance.

First Half of 2013 Compared to the First Half of 2012

Our consolidated operating revenue decreased 1.6% during the first half of 2013 compared to the same period in 2012. The decrease in revenue is primarily attributable to lower volumes over the comparable prior year period.

Operating expenses for the first half of 2013 decreased $97.5 million or 3.9% compared to the same period in 2012 primarily related to a $30.3 million decrease in salaries, wages and employees' benefits, a $25.4 million decrease in operating expenses and supplies and a $23.8 million decrease in other operating expenses. Gains on property sales of $3.2 million in 2013 compared to losses of $1.8 million in 2012 also contributed to the total operating expense decrease.

•
The $30.3 million decrease in salaries, wages and employees' benefits was largely due to a $13.6 million or 18.5% reduction in workers' compensation expense driven by safety initiatives and settlement activity that are reducing our claims outstanding as well as a $9.2 million or 1.9% decrease in benefits driven by lower expense on our single-employer pension plan.

•
The $25.4 million decrease in operating expenses and supplies was primarily driven by lower fuel expenses of $15.8 million or 5.5% and a $2.6 million or 2.8% decrease in vehicle maintenance expenses. The decrease in fuel expenses and vehicle maintenance expenses is primarily a function of fewer miles driven at our YRC Freight reporting segment. Our operating expenses and supplies in the first half of 2012 were unfavorably impacted by a $7.0 million increase to our legal reserves related to our estimated losses for legal claims from prior years.

•
The $23.8 million decrease in other operating expenses was primarily driven by a $17.0 million decrease in our bodily injury and property damage expense due to our settlement initiatives and a $6.0 million decrease in cargo claims driven by favorable claim development and lower shipping volumes compared to the first quarter of 2012.

Our effective tax rate for the first half of 2013 and 2012 was 26.8% and 3.6%, respectively. Significant items impacting the first half of 2013 rate include a net state tax provision, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2013. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At June 30, 2013 and December 31, 2012, substantially all of our net deferred tax assets are subject to a valuation allowance.

Since our debt recapitalization in July 2011, we have experienced significant changes in the ownership of our stock, as measured for Federal income tax purposes, and we are approaching the threshold that would trigger a change defined by IRC Code Sec. 382. Such a change would likely limit substantially the use of tax Net Operating Loss carryovers (NOLs) generated before the change to offset future taxable income. Given the ongoing conversion of certain tranches of our convertible debt, our risk of incurring a Sec. 382 change is reasonably high. While a Sec. 382 change could adversely affect future cash flow, it would have minimal, if any, effect on our current financial statements. The deferred tax asset resulting from the existing NOLs for which a Sec. 382 change would limit financial statement recognition is already fully offset by a valuation allowance.

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

YRC Freight Results

YRC Freight represented 64% and 65% of our consolidated operating revenue for the second quarter and first half of 2013, respectively. The table below provides summary financial information for YRC Freight for the second quarter and first half of 2013 and 2012:

	Second Quarter				First Half
(in millions)	2013	2012	Percent Change		2013	2012	Percent Change
Operating revenue	$797.6	$821.1	(2.9)%		$1,551.4	$1,610.2	(3.7)%
Operating income (loss)	$(8.5)	$(5.1)	(66.7)%		$(6.1)	$(61.2)	90.0%
Operating ratio(a)	101.1%	100.6%	(0.5	) pp	100.4%	103.8%	3.4	pp

(a)	pp represents the change in percentage points

Second Quarter of 2013 Compared to the Second Quarter of 2012

YRC Freight reported operating revenue of $797.6 million in the second quarter of 2013, a decrease of $23.5 million or 2.9% compared to the same period in 2012. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the second quarter of 2013 compared to the second quarter of 2012:

	Second Quarter
	2013	2012	Percent Change(b)
Workdays	64.0	63.5

Total picked up revenue (in millions) (a)	$797.5	$818.0	(2.5)%
Total tonnage (in thousands)	1,710	1,760	(2.9)%
Total tonnage per day (in thousands)	26.71	27.72	(3.6)%
Total shipments (in thousands)	2,952	3,074	(4.0)%
Total shipments per day (in thousands)	46.12	48.41	(4.7)%
Total revenue per hundred weight	$23.32	$23.24	0.4%
Total revenue per shipment	$270	$266	1.5%
Total weight per shipment (in pounds)	1,159	1,145	1.2%

	Second Quarter
(in millions)	2013	2012
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$797.6	$821.1
Change in revenue deferral and other	(0.1)	(3.1)
Total picked up revenue	$797.5	$818.0
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not rounded figures presented.

The decreases in the volume metrics above were primarily driven by customer mix management and the transition to our new optimized network while the increases in yield were a result of a more disciplined pricing environment.

Operating loss for YRC Freight was $8.5 million in the second quarter of 2013 compared to $5.1 million in the same period in 2012. Operating revenue in the second quarter of 2013 was lower by $23.5 million while total costs decreased by $20.1 million. The cost decreases consisted primarily of a $14.3 million reduction in salary, wages and employees' benefits, a $5.1 million decrease in other operating expenses, and a $4.7 million decrease in operating expenses and supplies. Gains on property sales of $6.3 million in 2012 compared to losses of $1.0 million in 2013 and the impact of the network optimization totaling $6.3 million partially offset the decrease in total operating expenses.

•
The $14.3 million decrease in salary, wages and employees' benefits in the second quarter of 2013 was primarily the result of a $5.1 million reduction in benefits driven by lower expense on our single-employer pension plan, a $3.5 million reduction in workers' compensation expense driven by safety initiatives and settlement activity that has reduced our outstanding claims and a $3.5 million decrease in wages driven by fewer shipments.

•
The $5.1 million decrease in other operating expenses in the second quarter of 2013 was primarily driven by an $3.1 million decrease in our bodily injury and property damage expense due to our settlement initiatives and a $1.7 million decrease in cargo claims driven by favorable claim development compared to the second quarter of 2012.

•
The $4.7 million decrease in operating expenses and supplies in the second quarter of 2013 was primarily driven by lower fuel expenses of $4.6 million and a $1.4 million decrease in vehicle maintenance expenses. The decrease in fuel expenses and vehicle maintenance expenses is primarily a function of fewer miles driven.

First Half of 2013 Compared to the First Half of 2012

YRC Freight reported operating revenue of $1,551.4 million in the first half of 2013, a decrease of $58.8 million or 3.7% compared to the same period in 2012. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the first half of 2013 compared to the first half of 2012:

	First Half
	2013	2012	Percent Change(b)
Workdays	126.5	127.5

Total picked up revenue (in millions) (a)	$1,554.4	$1,610.8	(3.5)%
Total tonnage (in thousands)	3,315	3,498	(5.2)%
Total tonnage per day (in thousands)	26.21	27.44	(4.5)%
Total shipments (in thousands)	5,716	6,062	(5.7)%
Total shipments per day (in thousands)	45.18	47.54	(5.0)%
Total revenue per hundred weight	$23.44	$23.02	1.8%
Total revenue per shipment	$272	$266	2.3%
Total weight per shipment (in pounds)	1,160	1,154	0.5%

	First Half
(in millions)	2013	2012
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	1,551.4	1,610.2
Change in revenue deferral and other	3.0	0.6
Total picked up revenue	$1,554.4	$1,610.8
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not rounded figures presented.

The decreases in the volume metrics above were primarily driven by customer mix management and the transition to our new optimized network while the increases in yield were a result of a more disciplined pricing environment.

Operating loss for YRC Freight was $6.1 million in the first half of 2013 compared to $61.2 million in the same period in 2012. Operating revenue in the first half of 2013 was lower by $58.8 million while total costs decreased by $113.9 million. The cost decreases consisted primarily of a $46.6 million reduction in salary, wages and employees' benefits, a $30.3 million decrease in operating expenses and supplies and a $21.6 million decrease in other operating expenses. Gains on property sales of $3.5 million in 2013 compared to losses of $1.7 million in 2012 also contributed to the favorable variance to the prior year. The second quarter 2013 network optimization costs totaling $6.3 million partially offset the decrease in total operating expenses.

•
The $46.6 million decrease in salary, wages and employees' benefits in the first half of 2013 was primarily the result of a $16.5 million reduction in workers' compensation expense driven by safety initiatives and settlement activity that has reduced our outstanding claims, a $14.7 million decrease in wages driven by fewer shipments and a $10.9 million reduction in benefits driven by lower expense on our single-employer pension plan.

•
The $30.3 million decrease in operating expenses and supplies in the first half of 2013 was primarily driven by lower fuel expenses of $13.7 million and a $4.3 million decrease in vehicle maintenance expenses. The decrease in fuel expenses and vehicle maintenance expenses is primarily a function of fewer miles driven. Our operating expenses and supplies in the first half of 2012 were unfavorably impacted by a $7.0 million increase to our legal reserves related to our estimated losses for legal claims from prior years.

•
The $21.6 million decrease in other operating expenses in the first half of 2013 was primarily driven by an $14.9 million decrease in our bodily injury and property damage expense due to our settlement initiatives and a $5.8 million decrease in cargo claims driven by favorable claim development compared to the first half of 2012.

Regional Transportation Results

Regional Transportation represented 36% and 35% of consolidated revenue in the second quarter and first half of 2013, respectively. The table below provides summary financial information for Regional Transportation for the second quarter and first half of 2013 and 2012:

	Second Quarter				First Half
(in millions)	2013	2012	Percent Change		2013	2012	Percent Change
Operating revenue	$444.9	$429.8	3.5%		$853.6	$831.8	2.6%
Operating income	$25.2	$22.9	10.0%		$37.2	$34.4	8.1%
Operating ratio (a)	94.3%	94.7%	0.4	pp	95.6%	95.9%	0.3	pp

(a)	pp represents the change in percentage points

Second Quarter of 2013 Compared to the Second Quarter of 2012

Regional Transportation reported operating revenue of $444.9 million for the second quarter of 2013, an increase of $15.1 million, or 3.5%, from the second quarter of 2012. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the second quarter of 2013 compared to the second quarter of 2012:

	Second Quarter
	2013	2012	Percent Change(b)
Workdays	64.0	63.5

Total picked up revenue (in millions) (a)	$445.1	$429.8	3.6%
Total tonnage (in thousands)	1,970	1,932	2.0%
Total tonnage per day (in thousands)	30.79	30.42	1.2%
Total shipments (in thousands)	2,710	2,619	3.5%
Total shipments per day (in thousands)	42.35	41.25	2.7%
Total revenue per hundred weight	$11.30	$11.12	1.5%
Total revenue per shipment	$164	$164	0.1%
Total weight per shipment (in pounds)	1,454	1,475	(1.4)%

	Second Quarter
(in millions)	2013	2012
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$444.9	$429.8
Change in revenue deferral and other	0.2	—
Total picked up revenue	$445.1	$429.8
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not rounded figures presented.

The increases in the volume metrics above were primarily driven by the slight improvement in the economic environment while the increases in yield were a result of a more disciplined pricing market.

Operating income for Regional Transportation was $25.2 million for the second quarter of 2013, an increase of $2.3 million from the same period in 2012, consisting of the $15.1 million increase in revenue offset by a $12.8 million increase in total costs. The increase in total costs was primarily driven by a $7.6 million increase in salary, wages and employees' benefits and a $5.3 million increase in operating expenses and supplies.

•	The $7.6 million increase in salary, wages and employees' benefits was primarily driven by a $6.6 million increase in wages driven by increased shipping volumes.

•	The $5.3 million increase in operating expenses and supplies was primarily driven by a $2.6 million increase in vehicle and facility maintenance expense primarily driven by increased shipping volumes.

First Half of 2013 Compared to the First Half of 2012

Regional Transportation reported operating revenue of $853.6 million for the first half of 2013, an increase of $21.8 million, or 2.6%, from the first half of 2012. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the first half of 2013 compared to the first half of 2012:

	First Half
	2013	2012	Percent Change(b)
Workdays	126.5	127.5

Total picked up revenue (in millions) (a)	$854.1	$831.8	2.7%
Total tonnage (in thousands)	3,802	3,773	0.8%
Total tonnage per day (in thousands)	30.05	29.59	1.6%
Total shipments (in thousands)	5,190	5,096	1.9%
Total shipments per day (in thousands)	41.03	39.97	2.7%
Total revenue per hundred weight	$11.23	$11.02	1.9%
Total revenue per shipment	$165	$163	0.8%
Total weight per shipment (in pounds)	1,465	1,481	(1.1)%

	First Half
(in millions)	2013	2012
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$853.6	$831.8
Change in revenue deferral and other	0.5	—
Total picked up revenue	$854.1	$831.8
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change is based on unrounded figures and not rounded figures presented.

The increases in the volume metrics above were primarily driven by the slight improvement in the economic environment while the increases in yield were a result of a more disciplined pricing market.

Operating income for Regional Transportation was $37.2 million for the first half of 2013, an increase of $2.8 million from the same period in 2012, consisting of the $21.8 million increase in revenue offset by a $19.0 million increase in total costs. The increase in total costs was primarily driven by a $16.7 million increase in salary, wages and employees' benefits, and a $5.8 million increase in operating expenses and supplies.

•
The $16.7 million increase in salary, wages and employees' benefits was primarily driven by an $8.6 million increase in wages and a $3.4 million increase in benefits driven by increased shipping volumes.

•	The $5.8 million increase in operating expenses and supplies was primarily driven by a $2.4 million increase in vehicle and facility maintenance expense primarily driven by increased shipping volumes.

Certain Non-GAAP Financial Measures

As discussed in the "Our Business" section, we use certain non-GAAP financial measures to assess performance. These measures should be considered in addition to the results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, our GAAP financial measures.

Consolidated Adjusted EBITDA

The reconciliation of operating income (loss) to adjusted EBITDA for the second quarter and first half of 2013 and 2012 is as follows:

	Second Quarter		First Half
(in millions)	2013	2012	2013	2012
Reconciliation of operating income (loss) to adjusted EBITDA:
Operating income (loss)	$14.3	$15.5	$24.2	$(33.2)
Depreciation and amortization	43.5	45.7	87.1	94.8
(Gains) losses on property disposals, net	1.3	(6.5)	(3.2)	1.8
Letter of credit expense	8.9	9.6	17.8	17.5
Restructuring professional fees	1.5	2.5	2.8	3.0
Permitted dispositions and other	(0.2)	(0.2)	(0.1)	(2.1)
Equity based compensation expense	3.0	1.0	4.0	2.1
Other nonoperating, net	2.4	2.5	2.8	1.5
Adjusted EBITDA	$74.7	$70.1	$135.4	$85.4

Consolidated Adjusted Free Cash Flow (Deficit)

The reconciliation of adjusted EBITDA to adjusted free cash flow (deficit) for the second quarter of 2013 and 2012 including the reconciliation to free cash flow (deficit) is as follows:

	Second Quarter		First Half
(in millions)	2013	2012	2013	2012
Adjusted EBITDA	$74.7	$70.1	$135.4	$85.4
Total restructuring professional fees	(1.5)	(2.5)	(2.8)	(3.0)
Cash paid for interest	(28.7)	(28.8)	(57.2)	(60.3)
Cash paid for letter of credit fees	(9.0)	(9.5)	(15.0)	(19.1)
Working Capital cash flows excluding income tax, net	(37.0)	(29.7)	(90.4)	(28.3)
Net cash used in operating activities before income taxes	(1.5)	(0.4)	(30.0)	(25.3)
Cash (paid) received for income taxes, net	(2.8)	0.9	11.8	8.7
Net cash provided by (used) in operating activities	(4.3)	0.5	(18.2)	(16.6)
Acquisition of property and equipment	(21.9)	(15.6)	(39.1)	(30.7)
Total restructuring professional fees	1.5	2.5	2.8	3.0
Adjusted Free Cash Flow (Deficit)	$(24.7)	$(12.6)	$(54.5)	$(44.3)
Segment Adjusted EBITDA

The following represents adjusted EBITDA by segment for the second quarter and first half of 2013 and 2012:

	Second Quarter		First Half
(in millions)	2013	2012	2013	2012
Adjusted EBITDA by segment:
YRC Freight	$30.0	$27.9	$63.6	$18.3
Regional Transportation	42.5	40.7	71.5	69.8
Corporate and other	2.2	1.5	0.3	(2.7)
Adjusted EBITDA	$74.7	$70.1	$135.4	$85.4
The reconciliation of operating income (loss), by segment, to adjusted EBITDA for the second quarter and first half of 2013 and 2012 is as follows:

	Second Quarter		First Half
YRC Freight segment (in millions)	2013	2012	2013	2012
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(8.5)	$(5.1)	$(6.1)	$(61.2)
Depreciation and amortization	27.9	29.8	55.9	62.4
(Gains) losses on property disposals, net	1.0	(6.3)	(3.5)	1.7
Letter of credit expense	7.2	7.7	14.6	14.3
Other nonoperating expenses, net	2.4	1.8	2.7	1.1
Adjusted EBITDA	$30.0	$27.9	$63.6	$18.3

	Second Quarter		First Half
Regional Transportation segment (in millions)	2013	2012	2013	2012
Reconciliation of operating income to adjusted EBITDA:
Operating income	$25.2	$22.9	$37.2	$34.4
Depreciation and amortization	15.6	15.9	31.1	31.8
Losses on property disposals, net	0.1	0.2	0.1	0.6
Letter of credit expense	1.6	1.7	3.0	3.0
Other nonoperating expenses, net	—	—	0.1	—
Adjusted EBITDA	$42.5	$40.7	$71.5	$69.8

	Second Quarter		First Half
Corporate and other segment (in millions)	2013	2012	2013	2012
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(2.4)	$(2.3)	$(6.9)	$(6.4)
Depreciation and amortization	—	—	0.1	0.6
(Gains) losses on property disposals, net	0.2	(0.4)	0.2	(0.5)
Letter of credit expense	0.1	0.2	0.2	0.2
Restructuring professional fees	1.5	2.5	2.8	3.0
Permitted dispositions and other	(0.2)	(0.2)	(0.1)	(2.1)
Equity based compensation expense	3.0	1.0	4.0	2.1
Other nonoperating income, net	—	0.7	—	0.4
Adjusted EBITDA	$2.2	$1.5	$0.3	$(2.7)

Financial Condition/Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our $400.0 million ABL facility and any prospective net operating cash flows from our operations. As of June 30, 2013, we had cash and cash equivalents and availability under the ABL facility totaling $218.7 million and the borrowing base under our ABL facility was $378.9 million.

Our principal uses of cash are to fund our operations, including making contributions to our single-employer pension plans and the multi-employer pension funds, and to meet our other cash obligations, including paying cash interest and principal on our funded debt, letter of credit fees under our credit facilities and funding capital expenditures. For the first half of 2013, our cash flow from operating activities used net cash of $18.2 million.

We have a considerable amount of indebtedness, a substantial portion of which will mature in late 2014 or early 2015. As of June 30, 2013, we had $1,366.2 million in aggregate principal amount of outstanding indebtedness, which will increase over time as a portion of our debt accrues paid-in-kind interest. We intend to restructure or refinance the portions of our debt that are scheduled to mature in September of 2014 and March of 2015. The refinancing of these debt obligations is outside of our control and there can be no assurance that such transaction will occur, or if it does occur, on what terms. Our Standard & Poor's credit rating as of June 30, 2013 was "CCC".

We also have considerable future funding obligations for our single-employer pension plans and the multi-employer pension funds. We expect our funding obligations for the remainder of the year for our single-employer pension plans and multi-employer pension funds will be $36.6 million and $43.0 million, respectively. In addition, we have, and will continue to have, substantial operating lease obligations. As of June 30, 2013, our minimum rental expense under operating leases for the remainder of the year is $27.6 million. As of June 30, 2013, our operating lease obligations through 2025 totaled $153.4 million and is expected to increase as we lease additional revenue equipment.

Our capital expenditures for the first half of 2013 and 2012 were $39.1 million and $30.7 million, respectively. These amounts were principally used to fund replacement engines and trailer refurbishments for our revenue fleet, capitalized costs for our network facilities and technology infrastructure. In light of our liquidity needs, we have deferred certain capital expenditures and expect to continue to do so for the foreseeable future. We plan to procure substantially all of our new revenue equipment using operating leases for the remainder of 2013. As a result, the average age of our fleet is increasing, which may affect our maintenance costs and operational efficiency unless we are able to obtain suitable lease financing to meet our replacement equipment needs.

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

We are also required to maintain a minimum cash balance (as defined in our credit facilities) of at least $50.0 million. This requirement increases starting in August of 2013 and, by November 2013, the minimum cash balance requirement is $119.4 million. This increase is required to ensure we have sufficient liquidity to pay the outstanding balance of our 6% convertible senior notes, which mature in February of 2014. We were in compliance with each of these covenants as of June 30, 2013.

We believe that our minimum cash balance covenant represents our highest risk of default over the next twelve months. If our future operating results indicate that we will not meet our minimum cash balance covenant, we will take actions to improve our liquidity, which include (without limitation) repatriating cash from foreign sources, receiving cash proceeds from the issuance of equity, deferring the timing of our capital expenditures and our discretionary workers' compensation settlement payments. We believe that these actions, if deemed necessary, will allow us to meet any shortfall in our minimum cash balance.

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

We believe that our cash and cash equivalents, results of operations and availability under our credit facilities will be sufficient for us to comply with the covenants in our credit facilities, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for the foreseeable future, including the next twelve months. Our ability to satisfy our liquidity needs beyond the next twelve months is dependent on a number of factors, some of which are outside of our control. These factors include:

•	restructuring or refinancing our debt obligations prior to scheduled maturities in 2014 and 2015;

•	continuing to achieve improvements in our operating results which rely upon pricing and shipping volumes;

•	continuing to comply with covenants and other terms of our credit facilities so as to have access to the borrowings available to us under such credit facilities;

•	securing suitable lease financing arrangements to replace revenue equipment;

•
continuing to implement and realize cost saving measures to match our costs with business levels and in a manner that does not harm operations, and our productivity and efficiency initiatives must be successful; and

•
generating operating cash flows that are sufficient to meet the minimum cash balance requirement under our credit facilities, cash requirements for pension contributions to our single-employer pension plans and our multi-employer pension funds, cash interest and principal payments on our funded debt, payments on our equipment leases, letter of credit fees under our credit facilities and for capital expenditures or additional lease payments for new revenue equipment.

Cash Flows

Operating Cash Flow

Net cash used in operating activities was $18.2 million in the first half of 2013 compared to $16.6 million in the first half of 2012. This increase in cash utilization is primarily attributable to an unfavorable working capital changes in accounts receivable, partially offset by a $64.6 million year-over-year reduction in net losses. The unfavorable working capital change in accounts receivable was driven by increases in our days sales outstanding due to a change in customer mix.

Investing Cash Flow

Investing cash flows decreased by $26.4 million during the first half of 2013 compared to the same period in 2012, largely driven by a reduction in proceeds from asset sales in 2013 compared to 2012. The $8.4 million increase in the acquisition of property and equipment is related to the additions of replacement engines and trailer refurbishments as well as capitalized costs for our network facilities and technology infrastructure.

Financing Cash Flow

Net cash used in financing activities for the first half of 2013 was $4.3 million compared to net cash provided by financing activities of $26.8 million in the first half of 2012. The use of cash during the first half of 2013 was driven by $4.6 million of repayments on our long-term debt. During the first half of 2012, we increased our net borrowings under our ABL facility by $45.0 million, which was partially offset by $13.1 million of repayments on other long-term debt from asset sale proceeds and $5.1 million in debt issuance costs.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual cash obligations and other commercial commitments as of June 30, 2013.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of June 30, 2013:

	Payments Due by Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Balance sheet obligations:(a)
ABL borrowings, including interest	$41.3	$343.2	$—	$—	$384.5
Long-term debt, including interest	103.7	615.2	—	—	718.9
Lease financing obligations	41.2	84.4	86.3	73.3	285.2	(b)
Multi-employer pension deferral obligations, including interest	8.7	131.5	—	—	140.2
Workers’ compensation, property damage and liability claims obligations	110.1	129.5	69.7	113.9	423.2	(c)
Off balance sheet obligations:
Operating leases	54.9	58.5	19.8	20.2	153.4
Letter of credit fees	32.7	24.2	—	—	56.9	(d)
Capital expenditures	6.0	—	—	—	6.0
Total contractual obligations	$398.6	$1,386.5	$175.8	$207.4	$2,168.3

(a)
Total liabilities for unrecognized tax benefits as of June 30, 2013 were $27.8 million and are classified on our consolidated balance sheet within “Claims and Other Liabilities” and are excluded from the table above.

(b)
The $285.2 million of lease financing obligation payments represent interest payments of $209.0 million and principal payments of $76.2 million. The remaining principle obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

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

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	1-3 years		3-5 years	After 5 years	Total
Unused line of credit
ABL Facility	$—	$52.8		$—	$—	$52.8
Letters of credit(a)	—	378.6	(b)	—	—	378.6
Surety bonds	126.5	—		—	—	126.5
Total commercial commitments	$126.5	$431.4		$—	$—	$557.9

(a)	We hold in restricted escrow $7.2 million, which represents cash collateral for our outstanding letters of credit on our previous ABS facility.

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

Item 4. Controls and Procedures

As required by Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of June 30, 2013 and has concluded that our disclosure controls and procedures were effective as of June 30, 2013.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Amendments to the Registrant's Code of Ethics.
On August 1, 2013, the Board of Directors of the Company adopted a written Code of Business Conduct (the “Code of Business Conduct”), which applies to all directors, officers and employees of the Company, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and will supersede and replace the Company's prior Code of Business Conduct in its entirety. The Code of Business Conduct has been posted to the Company s investor relations page on the Company s website located at www.yrcw.com. The Code of Business Conduct clarifies, and provides more detailed explanations of, the standards of conduct that are expected of the Company's directors, officers and employees, including the expansion, clarification or addition of the following sections:

•	Conflicts of Interest. The section on conflicts of interest was expanded to provide examples of conflicts of interest and simplify the procedures for self-reporting.

•	Business Gifts and Entertainment. The section on business gifts and entertainment was expanded to explain the approval process and provide more guidance on what is and what is not permitted.

•
Proper Use of Our Information Technology. The section on proper use of our information technology was expanded to address current information technology resources, social media, email use and privacy expectations.

•
Confidential or Proprietary Information. The section on confidential and proprietary information was expanded to provide examples of confidential information and advise employees to return confidential information when leaving employment and not to bring confidential information from previous employers.

•	Respecting Each Other. The section on respecting each other was expanded to provide examples to aid the reader's understanding of harassment.

•	Transparency and Full Disclosure. The section on transparency and full disclosure was expanded to provide a more robust description of the responsibilities of finance and accounting employees.

•
Anti-Corruption and Bribery, Trade Controls and Anti-Boycott Laws. The sections on anti-corruption and bribery, trade controls and anti-boycott laws were expanded to include all forms of bribery and corruption and provide more guidance for the reader on the adverse consequences of violations.

•
Penalties for Noncompliance. The section on penalties for noncompliance with the Code of Business Conduct was expanded to state that violations will be dealt with promptly and fairly in a manner that takes into account the seriousness of the violations, and that unfamiliarity with the Code of Business Conduct is not a defense.

•
Reporting Actual or Potential Violations by Others and Self-Reporting. The sections on reporting actual or potential violations by others and self-reporting were expanded to include straightforward steps for reporting violations.

•	Non-Retaliation. The section on non-retaliation was expanded to provide more detail on protection against retaliation and provide that complaints must be made in good faith.

•
Other Sections. Sections on data security and appropriate use of our network, intellectual property, responsibility for liquid assets or highly portable items, records retention, employee safety and health, keeping accurate records, insider trading, proper marketing practices, competitor information, competition laws and terrorist and drug trafficking organizations were revised to make them more readable and easier to understand.

•
New Sections. New sections on personal employee information, communications, equal employment opportunities, discussions with customers and business partners, fair dealings with suppliers and service providers, compliance with contracts, international labor and employment laws, anti-kickback, human trafficking, caring for the environment, education and training and audits and investigations were added.

The Code of Business Conduct also reflects an updated format and organizational changes that were designed to make the Code of Business Conduct easier to understand and use.
The Code of Business Conduct has been posted on Company's website, at www.yrcw.com, under “Board Committee Charters and Code of Business Conduct.”
Item 6. Exhibits

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

YRC WORLDWIDE INC.

Date: August 7, 2013	/s/ James L. Welch
James L. Welch
Chief Executive Officer

Date: August 7, 2013	/s/ Jamie G. Pierson
Jamie G. Pierson
Executive Vice President and
Chief Financial Officer