Form 10-Q
period 2013-09-30
YRC Worldwide Inc.
filed 2013-11-12
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2013
Common Stock, $0.01 par value per share	10,937,029 shares

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries
(Amounts in millions except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$170.5	$208.7
Restricted amounts held in escrow	90.1	20.0
Accounts receivable, net	519.0	460.1
Prepaid expenses and other	79.6	85.3
Total current assets	859.2	774.1
Property and Equipment:
Cost	2,854.5	2,869.0
Less – accumulated depreciation	(1,733.6)	(1,677.6)
Net property and equipment	1,120.9	1,191.4
Intangibles, net	84.9	99.2
Restricted amounts held in escrow	12.5	102.5
Other assets	56.4	58.3
Total Assets	$2,133.9	$2,225.5
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$194.3	$162.0
Wages, vacations and employees’ benefits	224.1	190.9
Other current and accrued liabilities	199.7	233.2
Current maturities of long-term debt	392.7	9.1
Total current liabilities	1,010.8	595.2
Other Liabilities:
Long-term debt, less current portion	968.3	1,366.3
Pension and postretirement	503.4	548.8
Claims and other liabilities	317.2	344.3
Commitments and contingencies
Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.1	0.1
Capital surplus	1,964.0	1,926.5
Accumulated deficit	(2,154.6)	(2,070.6)
Accumulated other comprehensive loss	(382.6)	(392.4)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(665.8)	(629.1)
Total Liabilities and Shareholders’ Deficit	$2,133.9	$2,225.5
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
YRC Worldwide Inc. and Subsidiaries
For the Three and Nine Months Ended September 30
(Amounts in millions except per share data, shares in thousands)
(Unaudited)

	Three Months		Nine Months
	2013	2012	2013	2012
Operating Revenue	$1,252.7	$1,236.8	$3,657.7	$3,681.9
Operating Expenses:
Salaries, wages and employees’ benefits	711.8	701.0	2,110.3	2,129.8
Operating expenses and supplies	284.4	275.4	838.0	854.4
Purchased transportation	139.0	126.8	379.6	372.7
Depreciation and amortization	43.3	44.6	130.4	139.4
Other operating expenses	67.1	64.0	171.3	192.0
(Gains) losses on property disposals, net	1.3	(2.3)	(1.9)	(0.5)
Total operating expenses	1,246.9	1,209.5	3,627.7	3,687.8
Operating Income (Loss)	5.8	27.3	30.0	(5.9)
Nonoperating Expenses:
Interest expense	43.1	33.7	124.2	111.6
Other, net	(0.2)	(0.2)	(3.0)	(3.2)
Nonoperating expenses, net	42.9	33.5	121.2	108.4
Loss before income taxes	(37.1)	(6.2)	(91.2)	(114.3)
Income tax provision (benefit)	7.3	(9.2)	(7.2)	(13.1)
Net income (loss)	(44.4)	3.0	(84.0)	(101.2)
Less: net income attributable to non-controlling interest	—	—	—	3.9
Net Income (Loss) Attributable to YRC Worldwide Inc.	(44.4)	3.0	(84.0)	(105.1)
Other comprehensive income, net of tax	4.6	3.7	9.8	9.9
Comprehensive Income (Loss) Attributable to YRC Worldwide Inc. Shareholders	$(39.8)	$6.7	$(74.2)	$(95.2)

Average Common Shares Outstanding – Basic	9,977	7,512	9,053	7,149
Average Common Shares Outstanding – Diluted	9,977	14,162	9,053	7,149

Net Income (Loss) Per Share – Basic	$(4.45)	$0.40	$(9.29)	$(14.16)
Net Loss Per Share – Diluted	$(4.45)	$(4.30)	$(9.29)	$(14.16)
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Nine Months Ended September 30
(Amounts in millions)
(Unaudited)

	2013	2012
Operating Activities:
Net loss	$(84.0)	$(101.2)
Noncash items included in net loss:
Depreciation and amortization	130.4	139.4
Paid-in-kind interest on Series A Notes and Series B Notes	24.6	22.1
Amortization of deferred debt costs	5.0	4.1
Equity based compensation expense	4.5	3.0
Deferred income tax benefit	(0.1)	—
Gains on property disposals, net	(1.9)	(0.5)
Other noncash items, net	5.9	(1.6)
Changes in assets and liabilities, net:
Accounts receivable	(59.5)	(44.3)
Accounts payable	25.4	16.6
Other operating assets	0.9	(9.0)
Other operating liabilities	(54.2)	(76.6)
Net cash used in operating activities	(3.0)	(48.0)
Investing Activities:
Acquisition of property and equipment	(56.5)	(48.1)
Proceeds from disposal of property and equipment	5.9	39.2
Restricted escrow receipts, net	19.9	23.9
Other, net	1.8	2.4
Net cash (used in) provided by investing activities	(28.9)	17.4
Financing Activities:
Issuance of long-term debt	0.3	45.0
Repayments of long-term debt	(6.6)	(20.4)
Debt issuance costs	—	(5.1)
Net cash (used in) provided by financing activities	(6.3)	19.5
Net Decrease In Cash and Cash Equivalents	(38.2)	(11.1)
Cash and Cash Equivalents, Beginning of Period	208.7	200.5
Cash and Cash Equivalents, End of Period	$170.5	$189.4

Supplemental Cash Flow Information:
Interest paid	$(90.4)	$(91.6)
Income tax refund, net	$10.8	$8.2
The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Nine Months Ended September 30, 2013
(Amounts in millions)
(Unaudited)

Common Stock
Beginning and ending balance	$0.1
Capital Surplus
Beginning balance	$1,926.5
Share-based compensation	2.2
Issuance of equity upon conversion of Series B Notes	35.3
Ending balance	$1,964.0
Accumulated Deficit
Beginning balance	$(2,070.6)
Net loss attributable to YRC Worldwide Inc.	(84.0)
Ending balance	$(2,154.6)
Accumulated Other Comprehensive Loss
Beginning balance	$(392.4)
Reclassification of net pension actuarial losses to net loss, net of tax	11.1
Foreign currency translation adjustments	(1.3)
Ending balance	$(382.6)
Treasury Stock, At Cost
Beginning and ending balance	$(92.7)
Total Shareholders’ Deficit	$(665.8)
The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YRC Worldwide Inc. and Subsidiaries
(Unaudited)

Certain of these Notes to Consolidated Financial Statements contain forward-looking statements, as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements."

1. Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide,” the “Company,” “we,” “us” or “our”), one of the largest transportation service providers in the world, is a holding company that, through wholly owned operating subsidiaries and its interest in a Chinese joint venture, offers its customers a wide range of transportation services. We have one of the largest, most comprehensive less-than-truckload ("LTL") networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer expertise in heavyweight shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

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

At September 30, 2013, approximately 77% of our labor force is subject to collective bargaining agreements, which predominantly expire in March 2015.

2. Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of YRC Worldwide and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in non-majority owned affiliates, or those in which we do not have control where the entity is either not a variable interest entity or we are not the primary beneficiary, are accounted for on the equity method.

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

At September 30, 2013 and December 31, 2012, the net book value of assets held for sale was $10.5 million and $7.3 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets. We recorded charges of $0.6 million and $3.3 million for the three and nine months ended September 30, 2013, respectively, and $0.6 million and $12.1 million for the three and nine months ended September 30, 2012, respectively, to reduce properties held for sale to estimated fair value, less cost to sell. These charges are included in “(Gains) losses on property disposals, net” in the accompanying statements of consolidated comprehensive loss.

Fair Value of Financial Instruments

The following table summarizes the fair value hierarchy of our financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2013:

		Fair Value Measurement Hierarchy
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$90.1	$90.1	$—	$—
Restricted amounts held in escrow-long term	$12.5	$12.5	$—	$—
Total assets at fair value	$102.6	$102.6	$—	$—

Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value based on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these instruments.

Reclassifications Out of Accumulated Other Comprehensive Loss

For the three and nine months ended September 30, 2013, we reclassified the amortization of our net pension loss totaling $3.7 million and $11.1 million, respectively, from accumulated other comprehensive loss to net loss. This reclassification is a component of net periodic pension cost and is discussed in the "Employee Benefits" footnote.

3. Liquidity

For a description of our outstanding debt, please refer to the "Debt and Financing" footnote to our consolidated financial statements.

Credit Facility Covenants

On November 12, 2013, YRC Worldwide entered into an amendment to its amended and restated credit agreement (the "Credit Agreement Amendment") and its ABL facility (together the "Amendments"), which, among other things, resets future covenants regarding minimum Consolidated EBITDA, maximum Total Leverage Ratio and minimum Interest Coverage Ratio (as defined in Amendments, if applicable) until December 31, 2014 and resets the minimum cash balance requirement.

The covenants as of September 30, 2013 and the amended covenants for each of the remaining test periods are as follows:

Four Consecutive Fiscal Quarters Ending	Minimum Consolidated EBITDA	Maximum Total Leverage Ratio	Minimum Interest Coverage Ratio
September 30, 2013	$260,000,000	6.0 to 1.00	1.60 to 1.00
December 31, 2013	$245,000,000	5.7 to 1.00	1.50 to 1.00
March 31, 2014	$220,000,000	6.4 to 1.00	1.30 to 1.00
June 30, 2014	$225,000,000	6.5 to 1.00	1.30 to 1.00
September 30, 2014	$245,000,000	6.5 to 1.00	1.40 to 1.00
December 31, 2014	$260,000,000	6.2 to 1.00	1.40 to 1.00

The Credit Agreement Amendment resets the minimum available cash requirement by providing that the minimum cash requirement will be $100.0 million for the period from November 12, 2013 through December 31, 2013, $50.0 million for the period from January 1, 2014 through January 31, 2014 and $100.0 million for the period from February 1, 2014 thereafter at all times; provided that, if Pro Forma Consolidated EBITDA (described below) is greater than or equal to $375.0 million on or prior to February 1, 2014, the minimum available cash requirement will be $50.0 million at all times.

Further, the Credit Agreement Amendments, among other things, (i) includes a new definition of Pro Forma Consolidated EBITDA added for the purposes of the minimum available cash requirement as described above to be calculated by adding to Consolidated EBITDA, subject to certain limitations, the amount of cost savings, operating expense reductions, other operating improvements and initiatives and synergies associated with any restructuring transactions (and implementation thereof) (but not to exceed the actual amount deducted from revenues in determining Consolidated Net Income for any such costs and expenses), in the case of each such restructuring transaction (and implementation thereof), occurring on or after November 12, 2013, and projected by us in good faith to be reasonably anticipated to be realizable within ninety (90) days of the date thereof; (ii) increases the interest rate and commitment fee payable under our credit agreement by 50 basis points; (iii) waives the requirement to continue to cash collateralize letters of credit with existing net cash proceeds received from asset sales up to $12.5 million (including release of such cash proceeds); (iv) requires payment of an amendment fee to each consenting lender of 1.0% of their outstanding exposure; and (v) adds a new “Event of Default” that requires the  6% Convertible Senior Notes to be repaid, refinanced, replaced, restructured or extended on or prior to February 1, 2014 using either cash generated from the sale of qualified equity by the Borrower, certain qualified equity issuances by the Borrower or certain permitted indebtedness.

On November 12, 2013, YRC Receivables, LLC, a wholly-owned subsidiary of the Company, entered into an amendment to the ABL facility, which, among other things, resets the minimum Consolidated EBITDA covenant (as defined in the ABL facility) for each of the remaining test periods in a manner identical to the amendment of minimum Consolidated EBITDA in the Credit Agreement Amendment and increases the interest rate payable under the ABL Facility by 50 basis points. The Company agreed to pay all consenting lenders a fee equal to 1.0% of their outstanding loans and unused commitments.

Consolidated EBITDA, as defined in our Amendments, is a non-GAAP measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and further adjusted for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including permitted restructuring professional fees, certain one-time cash restructuring charges occurring on or after November 12, 2013 in an aggregate amount not to exceed $40.0 million and results of permitted dispositions and discontinued operations.

Our adjusted EBITDA for the four quarters ended September 30, 2013 was $274.8 million compared to the covenant requirement of $260 million.

Our minimum cash balance as of September 30, 2013 was $181.2 million.

The credit facilities were also amended to obtain relief from any potential going concern language in our independent registered public accounting firm's audit opinion to be delivered in connection with our December 31, 2013 financial statements.

Risks and Uncertainties Regarding Future Liquidity Including Our Ability to Continue as a Going Concern

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our $400 million ABL facility and any prospective net operating cash flows from operations. As of September 30, 2013, we had cash and cash equivalents and availability under the ABL facility totaling $233.7 million with a $388.7 million borrowing base under our ABL facility. For the nine months ended September 30, 2013, our cash flow from operating activities used net cash of $3.0 million.

Our principal uses of cash are to fund our operations, including making contributions to our single-employer pension plans and various multi-employer pension funds, and to meet our other cash obligations including, but not limited to, paying cash interest and principal on our funded debt, payments on our equipment leases, letter of credit fees under our credit facilities and funding capital expenditures.

We have a considerable amount of indebtedness. As of September 30, 2013, we had $1,359.1 million in aggregate par value of outstanding indebtedness, which may increase over time as a portion of our indebtedness accrues paid-in-kind interest. Of that amount, $69.4 million matures on February 15, 2014, $325.5 million matures on September 30, 2014 and $664.7 million matures on March 31, 2015. We also have considerable future funding obligations for our single-employer pension plans and various multi-employer pension funds. We expect our funding obligations for the remainder of 2013 for our single-employer pension plans and multi-employer pension funds will be $13.7 million and $22.5 million, respectively. In addition, we have, and will continue to have, substantial operating lease obligations. As of September 30, 2013, our minimum rental expense under operating leases for the remainder of the year is $13.3 million. As of September 30, 2013, our operating lease obligations through 2025 totaled $165.6 million and is expected to increase as we lease additional revenue equipment.

Our capital expenditures for the nine months ended September 30, 2013 and 2012 were $56.5 million and $48.1 million, respectively. These amounts were principally used to fund replacement engines and trailer refurbishments for our revenue fleet and capitalized costs for our network facilities and technology infrastructure. Additionally, for the nine months ended September 30, 2013, we entered into new operating lease commitments for revenue equipment for $44.9 million, payable over the average lease term of six years. In light of our recent operating results and liquidity needs, we have deferred certain capital expenditures and expect to continue to do so for the foreseeable future, including the remainder of 2013. As a result, the average age of our fleet is increasing, which may affect our maintenance costs and operational efficiency unless we are able to obtain suitable lease financing to meet our replacement equipment needs.

In the third quarter of 2013, driven, in part, by a decline of our service levels due to driver shortages and transition issues related to the network optimization plan implemented in May 2013, our YRC Freight reporting segment experienced decreases in our financial performance compared to our management forecast. As a result, we significantly decreased our expectations regarding our future financial performance and entered into the Amendments described above.

The Amended Credit Agreement requires us to repay, refinance, replace, restructure or extend our 6% Convertible Senior Notes on or prior to February 1, 2014 using either cash generated from the sale of qualified equity by the Borrower, certain qualified equity issuances by the Borrower or certain permitted indebtedness. These actions with regard to the 6% Convertible Senior Notes are outside of our control and, as a result, we cannot provide any assurances that we will be successful in taking these actions. In the event that we are unable to take these actions we will need to refinance or restructure our debt or seek an amendment or waiver from our lenders or otherwise we will be in default under our Amended Credit Agreement, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to collateral. In the event that our lenders under our Amended Credit Agreement demand payment, we will not have sufficient cash to repay such indebtedness. In addition, a default under our credit facilities or the lenders exercising their remedies thereunder would trigger cross-default provisions in our other indebtedness and certain other operating agreements.

We do not expect our liquidity will allow us to retire our borrowings as they mature in September of 2014 and thereafter and therefore we will be required to refinance or restructure the portions of our debt that matures in September of 2014 and March of 2015. Our recent and forecasted operating results may have an adverse effect on our ability to complete such restructuring or refinancing. The refinancing or restructuring of these debt obligations is outside of our control and there can be no assurance that such transaction will occur, or if it does occur, on what terms.

Our ability to continue as a going concern over the next twelve months is dependent on a number of factors, many of which are outside of our control. In the near term, we must repay, refinance, replace, restructure or extend our 6% Convertible Senior Notes on or prior to February 1, 2014 in order to comply with the terms of our Amended Credit Agreement and thereafter we will need to refinance or restructure our other debt obligations prior to their upcoming maturities in 2014 and 2015. Other factors include:

•	achieving forecasted results in order to comply with covenants and other terms of our credit facilities so as to have access to the borrowings available to us under our credit facilities;

•	securing suitable lease financing arrangements to replace revenue equipment;

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

4. Debt and Financing

Our outstanding debt as of September 30, 2013 and December 31, 2012 consisted of the following:

As of September 30, 2013 (in millions)	Par Value	Premium/ (Discount)	Book Value	Stated Interest Rate	Effective Interest Rate
Restructured Term Loan	$298.7	$45.2	$343.9	10.0%	—%
Term A Facility (capacity $175.0, borrowing base $168.2, availability $63.2)	105.0	(2.8)	102.2	8.5%	15.8%
Term B Facility (capacity $220.5, borrowing base $220.5, availability $0.0)	220.5	(5.1)	215.4	11.25%	15.0%
Series A Notes	173.5	(20.6)	152.9	10.0%	18.3%
Series B Notes	68.2	(12.1)	56.1	10.0%	25.6%
6% Convertible Senior Notes	69.4	(2.5)	66.9	6.0%	15.5%
A&R CDA	124.3	(0.2)	124.1	3.0-18.0%	7.0%
Lease financing obligations	299.3	—	299.3	10.0-18.2%	11.9%
Other	0.2	—	0.2
Total debt	$1,359.1	$1.9	$1,361.0
Current maturities of Term A Facility	(105.0)	2.8	(102.2)
Current maturities of Term B Facility	(220.5)	$5.1	(215.4)
Current maturities of 6% Notes	(69.4)	2.5	(66.9)
Current maturities of lease financing obligations	(8.0)	—	(8.0)
Current maturities of other	(0.2)	—	(0.2)
Long-term debt	$956.0	$12.3	$968.3

As of December 31, 2012 (in millions)	Par Value	Premium/ (Discount)	Book Value	Stated Interest Rate	Effective Interest Rate
Restructured Term Loan	$298.7	$67.6	$366.3	10.0%	—%
Term A Facility (capacity $175.0, borrowing base $147.6, availability $42.6)	105.0	(4.8)	100.2	8.5%	15.8%
Term B Facility (capacity $222.2, borrowing base $222.2, availability $0.0)	222.2	(8.5)	213.7	11.25%	15.0%
Series A Notes	161.2	(27.8)	133.4	10.0%	18.3%
Series B Notes	91.5	(25.4)	66.1	10.0%	25.6%
6% Notes	69.4	(6.3)	63.1	6.0%	15.5%
A&R CDA	125.8	(0.4)	125.4	3.0-18.0%	7.1%
Lease financing obligations	306.9	—	306.9	10.0-18.2%	11.9%
Other	0.3	—	0.3
Total debt	$1,381.0	$(5.6)	$1,375.4
Current maturities of Term B Facility	(2.3)	—	(2.3)
Current maturities of lease financing obligations	(6.5)	—	(6.5)
Current maturities of other	(0.3)	—	(0.3)
Long-term debt	$1,371.9	$(5.6)	$1,366.3

The interest rates for certain borrowings have increased in accordance with our Amendments as of November 12, 2013. Refer to Note 3, Liquidity for details.

Conversions

Our 10% Series A Convertible Senior Secured Notes due 2015 (the "Series A Notes") were convertible into our common stock beginning July 22, 2013 at the conversion price per share of $34.0059 and a conversion rate of 29.4067 common shares per $1,000 of Series A Notes. As of September 30, 2013 and November 7, 2013, there was $173.5 million and $174.8 million, respectively, in aggregate principal amount of Series A Notes outstanding that are convertible into approximately 5.6 million shares of our common stock at the maturity date. There were no Series A Note conversions from September 30, 2013 through November 7, 2013.

Our 10% Series B Convertible Senior Secured Notes due 2015 (the "Series B Notes") are convertible into our common stock, at any time at the conversion price per share of approximately $18.5334 and a conversion rate of 53.9567 common shares per $1,000 of the Series B Notes (such conversion price and conversion rate applying also to the Series B Notes make whole premium). As of September 30, 2013, the effective conversion price and conversion rate for our Series B Notes due 2015 (after taking into account the make whole premium) was $16.0056 and 62.4781 common shares per $1,000 of Series B Notes, respectively.

During the three and nine months ended September 30, 2013, $12.4 million and $29.1 million of aggregate principal amount of Series B Notes were converted into 0.8 million and 1.9 million shares of our common stock, respectively, which includes the make whole premium.  Upon conversion, during the three months ended September 30, 2013, we recorded $6.2 million of additional interest expense representing the $2.7 million make whole premium and $3.5 million of accelerated amortization of the discount on converted Series B Notes. During the nine months ended September 30, 2013, we recorded $15.2 million of additional interest expense representing the $6.6 million make whole premium and $8.6 million of accelerated amortization of the discount on converted Series B Notes. As of September 30, 2013, there was $68.2 million in aggregate principal amount of Series B Notes outstanding that are convertible into approximately 4.2 million shares of our common stock (after taking into account the make whole premium). There were no Series B Note conversions from September 30, 2013 through November 7, 2013.

As of September 30, 2013 and November 7, 2013, a maximum of 17,600 shares of our common stock was available for future issuance upon conversion of the Convertible 6% Senior Notes.  The limitation on the number of shares of common stock issuable upon conversion of the 6% Notes applies on a pro rata basis to the $69.4 million in aggregate principal amount of outstanding 6% Notes.

Fair Value Measurement

The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	September 30, 2013		December 31, 2012
(in millions)	Carrying amount	Fair Value	Carrying amount	Fair Value
Restructured Term Loan	$343.9	$297.0	$366.3	$197.5
ABL Facility	317.6	329.0	313.9	325.8
Series A Notes and Series B Notes	209.0	234.1	199.5	81.5
Lease financing obligations	299.3	299.3	306.9	306.9
Other	191.2	188.9	188.8	99.5
Total debt	$1,361.0	$1,348.3	$1,375.4	$1,011.2

The fair values of the Restructured Term Loan, ABL Facility, Series A Notes, Series B Notes, 6% Notes (included in “Other” above) and A&R CDA (included in “Other” above) were estimated based on observable prices (level two inputs for fair value measurements). The carrying amount of the lease financing obligations approximates fair value (level two input for fair value measurement).

5. Employee Benefits

The following table presents the components of our company-sponsored pension costs for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2013	2012	2013	2012
Service cost	$1.1	$0.9	$3.2	$2.8
Interest cost	14.0	14.8	42.1	44.5
Expected return on plan assets	(13.9)	(14.9)	(41.7)	(38.1)
Amortization of net loss	3.7	1.0	11.1	6.8
Total periodic pension cost	$4.9	$1.8	$14.7	$16.0

We expect to contribute $62.6 million to our company-sponsored pension plans in 2013 of which we have contributed $48.9 million through September 30, 2013.

6. Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2013 was (19.7)% and 7.9%, respectively, compared to 148.4% and 11.5%, respectively, for the three and nine months ended September 30, 2012. The significant items impacting the 2013 rate include a net state tax provision, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2013. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At September 30, 2013 and December 31, 2012, substantially all of our net deferred tax assets were subject to a valuation allowance.
The tax provision for the three month period ended September 30, 2013 by rule is derived by subtracting the tax benefit for the six months ended June 30, 2013 from the tax benefit for the nine months ended September 30, 2013, each of which is computed as a percentage of the year-to-date pre-tax loss, based on the projected annual effective tax rate at the time. Notwithstanding the similar expected annual net tax benefit from period to period, that projected rate decreased substantially from June 30 to September 30, due to the change in expectations of future performance discussed in Note 3, Liquidity, requiring a reversal of a previously recorded benefit.
Since our debt recapitalization in July 2011, we have experienced a significant change in ownership of our stock, as measured for federal income tax purposes. On July 25, 2013, we reached the threshold that triggered a change in ownership defined by Internal Revenue Code ("IRC") Section 382.  This change will likely limit substantially the use of net operating loss carryovers ("NOLs") generated prior to July 25, 2013 to offset future taxable income.  While the Section 382 change may adversely affect future cash flow, it has no impact on our current financial statements.  The deferred tax asset resulting from the existing NOLs for which a Section 382 change limits financial statement recognition is already fully offset by a valuation allowance.

7. Shareholders’ Deficit

The following reflects the activity in the shares of our common stock for the nine months ended September 30, 2013:

(shares in thousands)	2013
Beginning balance	7,976
Issuance of equity awards	245
Issuance of common stock upon conversion of Series B Notes	1,929
Ending balance	10,150

8. Earnings (Loss) Per Share

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

	Three Months		Nine Months
(dollars in millions, except per share data, shares in thousands)	2013	2012	2013	2012
Basic net income (loss) available to common shareholders	$(44.4)	$3.0	$(84.0)	$(105.1)
Effect of dilutive securities:
6% Notes[1]	—	(11.8)	—	—
Series B Notes[1]	—	(52.0)	—	—
Dilutive net loss available to common shareholders	$(44.4)	$(60.8)	$(84.0)	$(105.1)

Basic weighted average shares outstanding	9,977	7,512	9,053	7,149
Effect of dilutive securities:
Stock options and restricted stock	—	31	—	—
6% Notes	—	18	—	—
Series B Notes	—	6,601	—	—
Dilutive weighted average shares outstanding	9,977	14,162	9,053	7,149

Basic earnings (loss) per share	$(4.45)	$0.40	$(9.29)	$(14.16)
Diluted loss per share	$(4.45)	$(4.30)	$(9.29)	$(14.16)
1 The 6% Notes and Series B Notes are recorded at a discount that accelerates upon conversion and contain a make-whole interest premium that would require us to pay interest as if the security was held to maturity upon conversion. These would result in incremental expense under the if-converted method.

Given our net loss position for the three and nine months ended September 30, 2013 and the nine months ended September 30, 2012, there were no dilutive securities for these periods.

Anti-dilutive options and share units were 834,400 and 766,900 at September 30, 2013 and 2012, respectively. Anti-dilutive 6% Note conversion shares, including the make whole premium, were 17,600 at September 30, 2013 and 2012. Anti-dilutive Series A Note conversion shares were 5,099,000 and 4,625,000 at September 30, 2013 and 2012, respectively. Anti-dilutive Series B Note conversion shares, including the make whole premiums, were 4,219,000 and 6,345,000 at September 30, 2013 and 2012, respectively.

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

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/ Eliminations	Consolidated
As of September 30, 2013
Identifiable assets	$1,303.2	$812.1	$18.6	$2,133.9
As of December 31, 2012
Identifiable assets	$1,315.4	$745.5	$164.6	$2,225.5
Three Months Ended September 30, 2013
External revenue	$808.7	$444.0	$—	$1,252.7
Intersegment revenue	$—	$—	$—	$—
Operating income (loss)	$(9.7)	$20.0	$(4.5)	$5.8
Nine Months Ended September 30, 2013
External revenue	$2,360.1	$1,297.6	$—	$3,657.7
Intersegment revenue	$—	$—	$—	$—
Operating income (loss)	$(15.8)	$57.2	$(11.4)	$30.0
Three Months Ended September 30, 2012
External revenue	$819.5	$417.3	$—	$1,236.8
Intersegment revenue	$—	$—	$—	$—
Operating income (loss)	$2.8	$27.2	$(2.7)	$27.3
Nine Months Ended September 30, 2012
External revenue	$2,429.7	$1,249.0	$3.2	$3,681.9
Intersegment revenue	$—	$0.2	$(0.2)	$—
Operating income (loss)	$(58.4)	$61.6	$(9.1)	$(5.9)

10. Network Optimization

In the second quarter of 2013, our YRC Freight reporting segment commenced its plan to optimize its freight network. This optimization reduced the number of handling and relay locations. Costs associated with this plan, which consist of employee separation costs and contract termination, asset impairments and other costs, are recorded at either their contractual amounts or their fair value. During the nine months ended September 30, 2013, we recorded $7.8 million related to these costs in the YRC Freight reporting segment. We did not record any expense related to these costs for the three months ended September 30, 2013.

Charges for the network optimization are included in "Salaries, wages and employees' benefits" as it relates to employee separation costs and "Operating expenses and supplies" as is relates to contract termination and other costs in the accompanying statements of consolidated comprehensive loss. In addition to the charges detailed below, we have recorded impairment charges on facilities that are part of the network optimization totaling $1.5 million during the nine months ended September 30, 2013. We did not record any impairment charges on facilities that are part of the network optimization for the three months ended September 30, 2013. These charges are included in "(Gains) losses on property disposals, net" in the accompanying statements of consolidated comprehensive loss. A rollforward of the accrual is as follows:

(in millions)	Employee Separation	Contract Termination and Other Costs	Total
Balance at December 31, 2012	$—	$0.5	$0.5
Network optimization charges	1.3	5.0	6.3
Payments	(0.9)	(4.6)	(5.5)
Balance at September 30, 2013	$0.4	$0.9	$1.3

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

On December 17, 2010, the District Court dismissed the complaint. ABF appealed the dismissal on January 18, 2011 to the U.S. Court of Appeals for the 8th Circuit. On July 6, 2011, the Court of Appeals vacated the District Court's dismissal of the litigation on jurisdictional grounds and remanded the case back to the District Court for further proceedings. ABF filed an amended complaint on October 12, 2011, containing allegations consistent with the original complaint. Our subsidiaries filed a motion to dismiss the amended complaint. On August 1, 2012, the District Court dismissed ABF's amended complaint without prejudice. ABF appealed the dismissal to the Court of Appeals, and, on August 30, 2013, the Court of Appeals affirmed the District Court’s decision. It is unknown at this time if ABF will elect to seek review of the Court of Appeals’ decision by the U.S. Supreme Court.  If ABF were to seek such review, we believe we have meritorious defenses to this case. Therefore, we have not recorded any liability for this matter.

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
The parties participated in voluntary mediation between March 11, 2013 and April 15, 2013. The mediation resulted in the execution of a mutually acceptable definitive agreement by the parties, which agreement remains subject to approval by the court. Court approval cannot be assured. Substantially all of the payments contemplated by the settlement will be covered by our liability insurance. The self-insured retention on this matter has been accrued as of September 30, 2013.

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

The following represents condensed consolidating financial information as of September 30, 2013 and December 31, 2012, with respect to the financial position and for the three and nine months ended September 30, 2013 and 2012, for results of operations and the nine months ended September 30, 2013 for the Statement of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the 6% Notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the 6% Notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and YRCW Receivables LLC, the special-purpose entity that is associated with our ABL facility.

Condensed Consolidating Balance Sheets

As of September 30, 2013 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$129.6	$13.2	$27.7	$—	$170.5
Intercompany advances receivable	—	(35.2)	35.2	—	—
Accounts receivable, net	3.3	(3.3)	519.0	—	519.0
Prepaid expenses and other	105.0	58.3	6.4	—	169.7
Total current assets	237.9	33.0	588.3	—	859.2
Property and equipment	0.8	2,671.5	182.2	—	2,854.5
Less – accumulated depreciation	(0.3)	(1,624.8)	(108.5)	—	(1,733.6)
Net property and equipment	0.5	1,046.7	73.7	—	1,120.9
Investment in subsidiaries	1,743.5	206.8	(0.1)	(1,950.2)	—
Receivable from affiliate	(491.1)	426.3	414.8	(350.0)	—
Intangibles and other assets	37.8	53.7	62.3	—	153.8
Total Assets	$1,528.6	$1,766.5	$1,139.0	$(2,300.2)	$2,133.9
Intercompany advances payable	$(11.8)	$(269.2)	$281.0	$—	$—
Accounts payable	42.9	137.1	14.3	—	194.3
Wages, vacations and employees’ benefits	13.2	196.0	14.9	—	224.1
Other current and accrued liabilities	174.3	23.9	1.5	—	199.7
Current maturities of long-term debt	74.5	0.6	317.6	—	392.7
Total current liabilities	293.1	88.4	629.3	—	1,010.8
Payable to affiliate	—	200.0	150.0	(350.0)	—
Long-term debt, less current portion	967.5	0.8	—	—	968.3
Deferred income taxes, net	225.7	(222.1)	(3.6)	—	—
Pension and postretirement	503.5	—	(0.1)	—	503.4
Claims and other liabilities	279.9	34.1	3.2	—	317.2
Commitments and contingencies
Shareholders’ equity (deficit)	(741.1)	1,665.3	360.2	(1,950.2)	(665.8)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,528.6	$1,766.5	$1,139.0	$(2,300.2)	$2,133.9

As of December 31, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$151.9	$13.6	$43.2	$—	$208.7
Intercompany advances receivable	—	(28.8)	28.8	—	—
Accounts receivable, net	3.3	(7.4)	464.2	—	460.1
Prepaid expenses and other	93.7	9.7	1.9	—	105.3
Total current assets	248.9	(12.9)	538.1	—	774.1
Property and equipment	0.7	2,681.7	186.6	—	2,869.0
Less – accumulated depreciation	(0.2)	(1,572.5)	(104.9)	—	(1,677.6)
Net property and equipment	0.5	1,109.2	81.7	—	1,191.4
Investment in subsidiaries	1,463.5	162.7	(17.6)	(1,608.6)	—
Receivable from affiliate	(392.8)	318.6	424.2	(350.0)	—
Intangibles and other assets	154.1	53.6	52.3	—	260.0
Total Assets	$1,474.2	$1,631.2	$1,078.7	$(1,958.6)	$2,225.5
Intercompany advances payable	$(11.8)	$(294.5)	$306.3	$—	$—
Accounts payable	42.1	107.6	12.3	—	162.0
Wages, vacations and employees’ benefits	13.2	163.9	13.8	—	190.9
Other current and accrued liabilities	193.5	30.3	9.4	—	233.2
Current maturities of long-term debt	6.8	—	2.3	—	9.1
Total current liabilities	243.8	7.3	344.1	—	595.2
Payable to affiliate	—	200.0	150.0	(350.0)	—
Long-term debt, less current portion	1,054.7	—	311.6	—	1,366.3
Deferred income taxes, net	228.2	(224.6)	(3.6)	—	—
Pension and postretirement	548.8	—	—	—	548.8
Claims and other liabilities	302.9	40.1	1.3	—	344.3
Commitments and contingencies
Shareholders’ equity (deficit)	(904.2)	1,608.4	275.3	(1,608.6)	(629.1)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,474.2	$1,631.2	$1,078.7	$(1,958.6)	$2,225.5

Condensed Consolidating Comprehensive Income (Loss)

Three Months Ended September 30, 2013 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenue	$—	$1,146.9	$105.8	$—	$1,252.7
Operating Expenses:
Salaries, wages and employees’ benefits	6.6	651.2	54.0	—	711.8
Operating expenses and supplies	(2.9)	263.4	23.9	—	284.4
Purchased transportation	—	123.3	15.7	—	139.0
Depreciation and amortization	—	39.6	3.7	—	43.3
Other operating expenses	—	60.7	6.4	—	67.1
Losses on property disposals, net	—	1.2	0.1	—	1.3
Total operating expenses	3.7	1,139.4	103.8	—	1,246.9
Operating Income (Loss)	(3.7)	7.5	2.0	—	5.8
Nonoperating Expenses (Income):
Interest expense	30.4	0.1	12.6	—	43.1
Other, net	32.4	(0.1)	(32.5)	—	(0.2)
Nonoperating expenses (income), net	62.8	—	(19.9)	—	42.9
Income (loss) before income taxes	(66.5)	7.5	21.9	—	(37.1)
Income tax provision (benefit)	6.7	(0.1)	0.7	—	7.3
Net income (loss)	(73.2)	7.6	21.2	—	(44.4)
Other comprehensive income, net of tax	0.3	3.4	0.9	—	4.6
Comprehensive Income (Loss)	$(72.9)	$11.0	$22.1	$—	$(39.8)

Three Months Ended September 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenue	$—	$1,130.8	$106.0	$—	$1,236.8
Operating Expenses:
Salaries, wages and employees’ benefits	8.3	644.9	47.8	—	701.0
Operating expenses and supplies	(7.1)	258.6	23.9	—	275.4
Purchased transportation	—	108.6	18.2	—	126.8
Depreciation and amortization	—	40.9	3.7	—	44.6
Other operating expenses	0.9	58.7	4.4	—	64.0
Gains on property disposals, net	—	(2.2)	(0.1)	—	(2.3)
Total operating expenses	2.1	1,109.5	97.9	—	1,209.5
Operating Income (Loss)	(2.1)	21.3	8.1	—	27.3
Nonoperating Expenses (Income):
Interest expense	24.4	(3.0)	12.3	—	33.7
Other, net	77.7	(49.6)	(28.3)	—	(0.2)
Nonoperating expenses (income), net	102.1	(52.6)	(16.0)	—	33.5
Income (loss) before income taxes	(104.2)	73.9	24.1	—	(6.2)
Income tax provision (benefit)	(11.2)	1.1	0.9	—	(9.2)
Net income (loss)	(93.0)	72.8	23.2	—	3.0
Other comprehensive income (loss), net of tax	(0.1)	0.9	2.9	—	3.7
Comprehensive Income (Loss)	$(93.1)	$73.7	$26.1	$—	$6.7

Nine Months Ended September 30, 2013 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenue	$—	$3,349.7	$308.0	$—	$3,657.7
Operating Expenses:
Salaries, wages and employees’ benefits	26.2	1,927.3	156.8	—	2,110.3
Operating expenses and supplies	(16.9)	782.1	72.8	—	838.0
Purchased transportation	—	336.3	43.3	—	379.6
Depreciation and amortization	0.1	119.3	11.0	—	130.4
Other operating expenses	0.1	159.0	12.2	—	171.3
(Gains) losses on property disposals, net	—	(2.0)	0.1	—	(1.9)
Total operating expenses	9.5	3,322.0	296.2	—	3,627.7
Operating Income (Loss)	(9.5)	27.7	11.8	—	30.0
Nonoperating Expenses (Income):
Interest expense (income)	88.2	(1.6)	37.6	—	124.2
Other, net	78.5	15.0	(96.5)	—	(3.0)
Nonoperating expenses (income), net	166.7	13.4	(58.9)	—	121.2
Income (loss) before income taxes	(176.2)	14.3	70.7	—	(91.2)
Income tax provision (benefit)	(8.0)	(1.1)	1.9	—	(7.2)
Net income (loss)	(168.2)	15.4	68.8	—	(84.0)
Other comprehensive income (loss), net of tax	1.3	10.1	(1.6)	—	9.8
Comprehensive Income (Loss)	$(166.9)	$25.5	$67.2	$—	$(74.2)

Nine Months Ended September 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenue	$—	$3,362.3	$319.6	$—	$3,681.9
Operating Expenses:
Salaries, wages and employees’ benefits	26.8	1,957.1	145.9	—	2,129.8
Operating expenses and supplies	(22.8)	807.7	69.5	—	854.4
Purchased transportation	—	314.9	57.8	—	372.7
Depreciation and amortization	0.1	128.4	10.9	—	139.4
Other operating expenses	2.8	174.7	14.5	—	192.0
Gains on property disposals, net	—	(0.3)	(0.2)	—	(0.5)
Total operating expenses	6.9	3,382.5	298.4	—	3,687.8
Operating Income (Loss)	(6.9)	(20.2)	21.2	—	(5.9)
Nonoperating Expenses (Income):
Interest expense (income)	77.8	(2.4)	36.2	—	111.6
Other, net	226.6	(141.9)	(87.9)	—	(3.2)
Nonoperating expenses (income), net	304.4	(144.3)	(51.7)	—	108.4
Income (loss) before income taxes	(311.3)	124.1	72.9	—	(114.3)
Income tax provision (benefit)	(16.0)	1.0	1.9	—	(13.1)
Net income (loss)	(295.3)	123.1	71.0	—	(101.2)
Less: Net income attributable to non-controlling interest	—	—	3.9	—	3.9
Net Income (Loss) Attributable to YRC Worldwide Inc.	(295.3)	123.1	67.1	—	(105.1)
Other comprehensive income, net of tax	0.6	6.1	3.2	—	9.9
Comprehensive Income (Loss) Attributable to YRC Worldwide Inc. Shareholders	$(294.7)	$129.2	$70.3	$—	$(95.2)

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2013 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(194.9)	$174.4	$17.5	$—	$(3.0)
Investing Activities:
Acquisition of property and equipment	—	(55.2)	(1.3)	—	(56.5)
Proceeds from disposal of property and equipment	—	3.9	2.0	—	5.9
Restricted escrow receipts, net	19.9	—	—	—	19.9
Other, net	1.8	—	—	—	1.8
Net cash provided by (used in) investing activities	21.7	(51.3)	0.7	—	(28.9)
Financing Activities:
Issuance of long-term debt	—	0.3	—	—	0.3
Repayments of long-term debt	(4.7)	(0.2)	(1.7)	—	(6.6)
Intercompany advances (repayments)	155.6	(123.6)	(32.0)	—	—
Net cash provided by (used in) financing activities	150.9	(123.5)	(33.7)	—	(6.3)
Net Decrease in Cash and Cash Equivalents	(22.3)	(0.4)	(15.5)	—	(38.2)
Cash and Cash Equivalents, Beginning of Period	151.9	13.6	43.2	—	208.7
Cash and Cash Equivalents, End of Period	$129.6	$13.2	$27.7	$—	$170.5

Nine Months Ended September 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(368.4)	$289.2	$31.2	$—	$(48.0)
Investing Activities:
Acquisition of property and equipment	—	(46.8)	(1.3)	—	(48.1)
Proceeds from disposal of property and equipment	—	39.0	0.2	—	39.2
Restricted escrow receipts, net	23.9	—	—	—	23.9
Other, net	2.4	—	—	—	2.4
Net cash provided by (used in) investing activities	26.3	(7.8)	(1.1)	—	17.4
Financing Activities:
Issuance of long-term debt	—	—	45.0	—	45.0
Repayments of long-term debt	(18.7)	—	(1.7)	—	(20.4)
Debt issuance costs	(2.0)	—	(3.1)	—	(5.1)
Intercompany advances (repayments)	352.1	(283.7)	(68.4)	—	—
Net cash provided by (used in) financing activities	331.4	(283.7)	(28.2)	—	19.5
Net Increase (Decrease) in Cash and Cash Equivalents	(10.7)	(2.3)	1.9	—	(11.1)
Cash and Cash Equivalents, Beginning of Period	142.0	20.0	38.5	—	200.5
Cash and Cash Equivalents, End of Period	$131.3	$17.7	$40.4	$—	$189.4

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
The following represents condensed consolidating financial information as of September 30, 2013 and December 31, 2012, with respect to the financial position and for the three and nine months ended September 30, 2013 and 2012, for results of operations and nine months ended September 30, 2013 for the statement of cash flows of YRC Worldwide and its subsidiaries. The Parent column presents the financial information of YRC Worldwide, the primary obligor of the New Convertible Secured Notes. The Guarantor Subsidiaries column presents the financial information of all guarantor subsidiaries of the New Convertible Secured Notes. The Non-Guarantor Subsidiaries column presents the financial information of all non-guarantor subsidiaries, including those subsidiaries that are governed by foreign laws and YRCW Receivables LLC, the special-purpose entity that is associated with our ABL facility.

Condensed Consolidating Balance Sheets

As of September 30, 2013 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$129.6	$15.1	$25.8	$—	$170.5
Intercompany advances receivable	—	(35.2)	35.2	—	—
Accounts receivable, net	3.3	27.6	488.1	—	519.0
Prepaid expenses and other	105.0	62.6	2.1	—	169.7
Total current assets	237.9	70.1	551.2	—	859.2
Property and equipment	0.8	2,802.1	51.6	—	2,854.5
Less – accumulated depreciation	(0.3)	(1,694.9)	(38.4)	—	(1,733.6)
Net property and equipment	0.5	1,107.2	13.2	—	1,120.9
Investment in subsidiaries	1,743.5	206.7	—	(1,950.2)	—
Receivable from affiliate	(491.1)	494.2	196.9	(200.0)	—
Intangibles and other assets	37.8	85.1	30.9	—	153.8
Total Assets	$1,528.6	$1,963.3	$792.2	$(2,150.2)	$2,133.9
Intercompany advances payable	$(11.8)	$(269.2)	$281.0	$—	$—
Accounts payable	42.9	143.1	8.3	—	194.3
Wages, vacations and employees’ benefits	13.2	207.2	3.7	—	224.1
Other current and accrued liabilities	174.3	17.2	8.2	—	199.7
Current maturities of long-term debt	74.5	0.6	317.6	—	392.7
Total current liabilities	293.1	98.9	618.8	—	1,010.8
Payable to affiliate	—	200.0	—	(200.0)	—
Long-term debt, less current portion	967.5	0.8	—	—	968.3
Deferred income taxes, net	225.7	(228.3)	2.6	—	—
Pension and postretirement	503.5	—	(0.1)	—	503.4
Claims and other liabilities	279.9	35.1	2.2	—	317.2
Commitments and contingencies
Shareholders’ equity (deficit)	(741.1)	1,856.8	168.7	(1,950.2)	(665.8)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,528.6	$1,963.3	$792.2	$(2,150.2)	$2,133.9

As of December 31, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$151.9	$15.5	$41.3	$—	$208.7
Intercompany advances receivable	—	(28.8)	28.8	—	—
Accounts receivable, net	3.3	20.6	436.2	—	460.1
Prepaid expenses and other	93.7	31.8	(20.2)	—	105.3
Total current assets	248.9	39.1	486.1	—	774.1
Property and equipment	0.7	2,814.9	53.4	—	2,869.0
Less – accumulated depreciation	(0.2)	(1,638.7)	(38.7)	—	(1,677.6)
Net property and equipment	0.5	1,176.2	14.7	—	1,191.4
Investment in subsidiaries	1,463.5	149.2	(4.1)	(1,608.6)	—
Receivable from affiliate	(392.8)	351.5	241.3	(200.0)	—
Intangibles and other assets	154.1	86.9	19.0	—	260.0
Total Assets	$1,474.2	$1,802.9	$757.0	$(1,808.6)	$2,225.5
Intercompany advances payable	$(11.8)	$(294.5)	$306.3	$—	$—
Accounts payable	42.1	112.3	7.6	—	162.0
Wages, vacations and employees’ benefits	13.2	173.8	3.9	—	190.9
Other current and accrued liabilities	193.5	28.0	11.7	—	233.2
Current maturities of long-term debt	6.8	—	2.3	—	9.1
Total current liabilities	243.8	19.6	331.8	—	595.2
Payable to affiliate	—	200.0	—	(200.0)	—
Long-term debt, less current portion	1,054.7	—	311.6	—	1,366.3
Deferred income taxes, net	228.2	(230.9)	2.7	—	—
Pension and postretirement	548.8	—	—	—	548.8
Claims and other liabilities	302.9	40.9	0.5	—	344.3
Commitments and contingencies
Shareholders’ equity (deficit)	(904.2)	1,773.3	110.4	(1,608.6)	(629.1)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,474.2	$1,802.9	$757.0	$(1,808.6)	$2,225.5

Condensed Consolidating Comprehensive Income (Loss)

Three Months Ended September 30, 2013 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenue	$—	$1,216.8	$35.9	$—	$1,252.7
Operating Expenses:
Salaries, wages and employees’ benefits	6.6	691.6	13.6	—	711.8
Operating expenses and supplies	(2.9)	277.3	10.0	—	284.4
Purchased transportation	—	130.2	8.8	—	139.0
Depreciation and amortization	—	42.7	0.6	—	43.3
Other operating expenses	—	67.0	0.1	—	67.1
Losses on property disposals, net	—	1.3	—	—	1.3
Total operating expenses	3.7	1,210.1	33.1	—	1,246.9
Operating Income (Loss)	(3.7)	6.7	2.8	—	5.8
Nonoperating Expenses (Income):
Interest expense	30.4	0.2	12.5	—	43.1
Other, net	32.4	(3.4)	(29.2)	—	(0.2)
Nonoperating expenses (income), net	62.8	(3.2)	(16.7)	—	42.9
Income (loss) before income taxes	(66.5)	9.9	19.5	—	(37.1)
Income tax provision (benefit)	6.7	(0.1)	0.7	—	7.3
Net income (loss)	(73.2)	10.0	18.8	—	(44.4)
Other comprehensive income, net of tax	0.3	3.5	0.8	—	4.6
Comprehensive Income (Loss)	$(72.9)	$13.5	$19.6	$—	$(39.8)

Three Months Ended September 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenue	$—	$1,196.9	$39.9	$—	$1,236.8
Operating Expenses:
Salaries, wages and employees’ benefits	8.3	677.9	14.8	—	701.0
Operating expenses and supplies	(7.1)	271.9	10.6	—	275.4
Purchased transportation	—	114.5	12.3	—	126.8
Depreciation and amortization	—	43.9	0.7	—	44.6
Other operating expenses	0.9	62.2	0.9	—	64.0
Gains on property disposals, net	—	(2.3)	—	—	(2.3)
Total operating expenses	2.1	1,168.1	39.3	—	1,209.5
Operating Income (Loss)	(2.1)	28.8	0.6	—	27.3
Nonoperating Expenses (Income):
Interest expense (income)	24.4	(3.1)	12.4	—	33.7
Other, net	77.7	(51.1)	(26.8)	—	(0.2)
Nonoperating expenses (income), net	102.1	(54.2)	(14.4)	—	33.5
Income (loss) before income taxes	(104.2)	83.0	15.0	—	(6.2)
Income tax provision (benefit)	(11.2)	1.1	0.9	—	(9.2)
Net income (loss)	(93.0)	81.9	14.1	—	3.0
Other comprehensive income (loss), net of tax	(0.1)	0.8	3.0	—	3.7
Comprehensive Income (Loss)	$(93.1)	$82.7	$17.1	$—	$6.7

Nine Months Ended September 30, 2013 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenue	$—	$3,551.9	$105.8	$—	$3,657.7
Operating Expenses:
Salaries, wages and employees’ benefits	26.2	2,043.1	41.0	—	2,110.3
Operating expenses and supplies	(16.9)	824.3	30.6	—	838.0
Purchased transportation	—	355.1	24.5	—	379.6
Depreciation and amortization	0.1	128.5	1.8	—	130.4
Other operating expenses	0.1	171.4	(0.2)	—	171.3
Gains on property disposals, net	—	(1.9)	—	—	(1.9)
Total operating expenses	9.5	3,520.5	97.7	—	3,627.7
Operating Income (Loss)	(9.5)	31.4	8.1	—	30.0
Nonoperating Expenses (Income):
Interest expense (income)	88.2	(1.5)	37.5	—	124.2
Other, net	78.5	5.4	(86.9)	—	(3.0)
Nonoperating expenses (income), net	166.7	3.9	(49.4)	—	121.2
Income (loss) before income taxes	(176.2)	27.5	57.5	—	(91.2)
Income tax provision (benefit)	(8.0)	(1.1)	1.9	—	(7.2)
Net income (loss)	(168.2)	28.6	55.6	—	(84.0)
Other comprehensive income (loss), net of tax	1.3	10.2	(1.7)	—	9.8
Comprehensive Income (Loss)	$(166.9)	$38.8	$53.9	$—	$(74.2)

Nine Months Ended September 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenue	$—	$3,557.7	$124.2	$—	$3,681.9
Operating Expenses:
Salaries, wages and employees’ benefits	26.8	2,056.9	46.1	—	2,129.8
Operating expenses and supplies	(22.8)	847.3	29.9	—	854.4
Purchased transportation	—	333.1	39.6	—	372.7
Depreciation and amortization	0.1	137.5	1.8	—	139.4
Other operating expenses	2.8	185.5	3.7	—	192.0
Gains on property disposals, net	—	(0.4)	(0.1)	—	(0.5)
Total operating expenses	6.9	3,559.9	121.0	—	3,687.8
Operating Income (Loss)	(6.9)	(2.2)	3.2	—	(5.9)
Nonoperating Expenses (Income):
Interest expense (income)	77.8	(2.4)	36.2	—	111.6
Other, net	226.6	(145.9)	(83.9)	—	(3.2)
Nonoperating expenses (income), net	304.4	(148.3)	(47.7)	—	108.4
Income (loss) before income taxes	(311.3)	146.1	50.9	—	(114.3)
Income tax provision (benefit)	(16.0)	1.0	1.9	—	(13.1)
Net income (loss)	(295.3)	145.1	49.0	—	(101.2)
Less: Net income attributable to non-controlling interest	—	—	3.9	—	3.9
Net Income (Loss) Attributable to YRC Worldwide Inc.	(295.3)	145.1	45.1	—	(105.1)
Other comprehensive income, net of tax	0.6	6.1	3.2	—	9.9
Comprehensive Income (Loss) Attributable to YRC Worldwide Inc. Shareholders	$(294.7)	$151.2	$48.3	$—	$(95.2)

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2013 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(194.9)	$188.9	$3.0	$—	$(3.0)
Investing Activities:
Acquisition of property and equipment	—	(56.2)	(0.3)	—	(56.5)
Proceeds from disposal of property and equipment	—	5.9	—	—	5.9
Restricted amounts held in escrow	19.9	—	—	—	19.9
Other, net	1.8	—	—	—	1.8
Net cash provided by (used in) investing activities	21.7	(50.3)	(0.3)	—	(28.9)
Financing Activities:
Issuance of long-term debt	—	0.3	—	—	0.3
Repayments of long-term debt	(4.7)	(0.2)	(1.7)	—	(6.6)
Intercompany advances (repayments)	155.6	(139.1)	(16.5)	—	—
Net cash provided by (used in) financing activities	150.9	(139.0)	(18.2)	—	(6.3)
Net Decrease in Cash and Cash Equivalents	(22.3)	(0.4)	(15.5)	—	(38.2)
Cash and Cash Equivalents, Beginning of Period	151.9	15.5	41.3	—	208.7
Cash and Cash Equivalents, End of Period	$129.6	$15.1	$25.8	$—	$170.5

Nine Months Ended September 30, 2012 (in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(368.4)	$316.0	$4.4	$—	$(48.0)
Investing Activities:
Acquisition of property and equipment	—	(47.2)	(0.9)	—	(48.1)
Proceeds from disposal of property and equipment	—	39.2	—	—	39.2
Restricted amounts held in escrow	23.9	—	—	—	23.9
Other, net	2.4	—	—	—	2.4
Net cash provided by (used in) investing activities	26.3	(8.0)	(0.9)	—	17.4
Financing Activities:
Issuance of long-term debt	—	—	45.0	—	45.0
Repayments of long-term debt	(18.7)	—	(1.7)	—	(20.4)
Debt issuance cost	(2.0)	—	(3.1)	—	(5.1)
Intercompany advances (repayments)	352.1	(310.4)	(41.7)	—	—
Net cash provided by (used in) financing activities	331.4	(310.4)	(1.5)	—	19.5
Net Increase (Decrease) in Cash and Cash Equivalents	(10.7)	(2.4)	2.0	—	(11.1)
Cash and Cash Equivalents, Beginning of Period	142.0	21.1	37.4	—	200.5
Cash and Cash equivalents, End of Period	$131.3	$18.7	$39.4	$—	$189.4

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

•	our ability to comply with debt covenants and our cash reserve requirement;

•	our ability to refinance or restructure our indebtedness, a substantial portion of which matures in late 2014 or early 2015, in light of our recent operating results or otherwise;

•	our ability to obtain amendments or waivers to our credit facilities prior to any breach in our credit facility financial covenants;

•	our ability to finance the maintenance, acquisition and replacement of revenue equipment and other necessary capital expenditures;

•	our dependence on our information technology systems in our network operations and the production of accurate information, and the risk of system failure, inadequacy or security breach;

•	changes in equity and debt markets;

•	inclement weather;

•	price and availability of fuel;

•	sudden changes in the cost of fuel or the index upon which we base our fuel surcharge and the effectiveness of our fuel surcharge program in protecting us against fuel price volatility;

•	competition and competitive pressure on service and pricing;

•	expense volatility, including (without limitation) volatility due to changes in rail service or pricing for rail service;

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

•
other risks and contingencies, including (without limitation) the risk factors that are included in our reports filed with the SEC, including those described under “Risk Factors” in our annual report on Form 10-K and quarterly reports on Form 10-Q, including this quarterly report.

Overview

MD&A includes the following sections:

Our Business -- a brief description of our business and a discussion of how we assess our operating results.
Consolidated Results of Operations -- an analysis of our consolidated results of operations for the three and nine months ended September 30, 2013 and 2012.
Reporting Segment Results of Operations -- an analysis of our results of operations for the three and nine months ended September 30, 2013 and 2012 for our YRC Freight and Regional Transportation reporting segments.
Certain Non-GAAP Financial Measures -- an analysis of selected Non-GAAP financial measures for the three and nine months ended September 30, 2013 and 2012.
Financial Condition/Liquidity and Capital Resources -- a discussion of our major sources and uses of cash and an analysis of our cash flows and aggregate contractual obligations and commercial commitments.
The "third quarter" and "first three quarters" of the years discussed below refers to the three and nine months ended September 30, respectively.
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

•
Operating Income (Loss): Operating income (loss) is our operating revenue less operating expenses. Our consolidated operating income (loss) includes certain corporate charges that are not allocated to our YRC Freight and Regional Transportation reporting segments.

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

Consolidated Results of Operations

Our consolidated results include the consolidated results of our YRC Freight and Regional Transportation reporting segments as well as any unallocated corporate charges. A more detailed discussion of the operating results of our segments is presented in the "Reporting Segment Results of Operations" section below.

The table below provides summary consolidated financial information for the third quarter and first three quarters of 2013 and 2012:

	Third Quarter			First Three Quarters
(in millions)	2013	2012	Percent Change	2013	2012	Percent Change
Operating revenue	$1,252.7	$1,236.8	1.3%	$3,657.7	$3,681.9	(0.7)%
Operating income (loss)	$5.8	$27.3	(78.8)%	$30.0	$(5.9)	NM*
Nonoperating expenses, net	$42.9	$33.5	28.1%	$121.2	$108.4	11.8%
Net income (loss)	$(44.4)	$3.0	NM*	$(84.0)	$(101.2)	17.0%
*Not meaningful

Third Quarter of 2013 Compared to the Third Quarter of 2012

Our consolidated operating revenue increased 1.3% during the third quarter of 2013 compared to the same period in 2012. The increase in revenue is primarily attributable to higher volumes at our Regional Transportation reporting segment, partially offset by decreases in yield and volume at our YRC Freight reporting segment over the comparable prior year period.

Operating expenses for the third quarter of 2013 increased $37.4 million or 3.1% compared to the same period in 2012 primarily related to a $12.2 million increase in purchased transportation, a $10.8 million increase in salaries, wages and employees' benefits, a $9.0 million increase in operating expenses and supplies and a $3.1 million increase in other operating expenses.

•
The $12.2 million increase in purchased transportation was driven by increased purchased rail transportation miles at our YRC Freight reporting segment largely in conjunction with our network optimization initiative.

•
The $10.8 million increase in salaries, wages and employees' benefits was largely due to a $9.8 million or 2.7% increase in wages driven by increased volumes at our Regional Transportation reporting segment and a $2.2 million increase in workers' compensation expense driven by unfavorable development on prior year claims.

•	The $9.0 million increase in operating expenses and supplies was primarily driven by a $5.4 million increase in our vehicle maintenance expense to support our aging fleet.

•	The $3.1 million increase in other operating expenses was primarily driven by a $4.4 million increase in our bodily injury and property damage expense.

Our effective tax rate for the third quarter of 2013 and 2012 was (19.7)% and 148.4%, respectively. Significant items impacting the third quarter 2013 rate include a net state tax provision, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2013. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At September 30, 2013 and December 31, 2012, substantially all of our net deferred tax assets are subject to a valuation allowance.
The tax provision for the three month period ended September 30, 2013 by rule is derived by subtracting the tax benefit for the six months ended June 30, 2013 from the tax benefit for the nine months ended September 30, 2013, each of which is computed as a percentage of the year-to-date pre-tax loss, based on the projected annual effective tax rate at the time. Notwithstanding the similar expected annual net tax benefit from period to period, that projected rate decreased substantially from June 30 to September 30, due to the change in expectations of future performance discussed in Note 3, Liquidity, requiring a reversal of a previously recorded benefit.

First Three Quarters of 2013 Compared to the First Three Quarters of 2012

Our consolidated operating revenue decreased 0.7% during the first three quarters of 2013 compared to the same period in 2012. The decrease in revenue is primarily attributable to lower volumes at our YRC Freight segment over the comparable prior year period.

Operating expenses for the first three quarters of 2013 decreased $60.1 million or 1.6% compared to the same period in 2012 primarily related to a $20.7 million decrease in other operating expenses, a $19.5 million decrease in salaries, wages and employees' benefits and a $16.4 million decrease in operating expenses and supplies.

•
The $20.7 million decrease in other operating expenses was primarily driven by a $12.5 million decrease in our bodily injury and property damage expense due to our settlement initiatives and a $5.9 million decrease in cargo claims driven by favorable claim development and lower shipping volumes.

•
The $19.5 million decrease in salaries, wages and employees' benefits was largely due to a $11.4 million or 11.1% reduction in workers' compensation expense driven by safety initiatives and settlement activity that are reducing our claims outstanding as well as a $7.0 million or 1.0% decrease in benefits driven by lower expense on our single-employer pension plan.

•
The $16.4 million decrease in operating expenses and supplies was primarily driven by lower fuel expense of $16.2 million or 3.8%. The decrease in fuel expense is primarily a function of fewer miles driven at our YRC Freight reporting segment.

Our effective tax rate for the first three quarters of 2013 and 2012 was 7.9% and 11.5%, respectively. Significant items impacting the first three quarters of 2013 rate include a net state tax provision, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2013. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At September 30, 2013 and December 31, 2012, substantially all of our net deferred tax assets are subject to a valuation allowance.
On September 13, 2013, the U.S. Department of the Treasury and the IRS released final regulations providing guidance on the application of IRC Section 263(a) to amounts paid to acquire, produce, or improve tangible property, as well as rules for materials and supplies (“Tangible Property Regulations”). While the final regulations are generally effective for taxable years beginning on or after January 1, 2014, taxpayers are permitted to early adopt provisions for years beginning on or after January 1, 2012. The Company believes that the implementation of these regulations will have no material impact on its financial statements.

Reporting Segment Results of Operations

We evaluate our operating performance using our YRC Freight and Regional Transportation reporting segments:

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

YRC Freight Results

YRC Freight represented 65% of our consolidated operating revenue for both the third quarter and first three quarters of 2013. The table below provides summary financial information for YRC Freight for the third quarter and first three quarters of 2013 and 2012:

	Third Quarter				First Three Quarters
(in millions)	2013	2012	Percent Change		2013	2012	Percent Change
Operating revenue	$808.7	$819.5	(1.3)%		$2,360.1	$2,429.7	(2.9)%
Operating income (loss)	$(9.7)	$2.8	NM*		$(15.8)	$(58.4)	72.9%
Operating ratio(a)	101.2%	99.7%	(1.5	) pp	100.7%	102.4%	1.7	pp

(a)	pp represents the change in percentage points
*Not meaningful

Third Quarter of 2013 Compared to the Third Quarter of 2012

YRC Freight reported operating revenue of $808.7 million in the third quarter of 2013, a decrease of $10.8 million or 1.3% compared to the same period in 2012. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the third quarter of 2013 compared to the third quarter of 2012:

	Third Quarter
	2013	2012	Percent Change(b)
Workdays	64.0	63.0

Total picked up revenue (in millions) (a)	$803.6	$812.2	(1.1)%
Total tonnage (in thousands)	1,730	1,710	1.1%
Total tonnage per day (in thousands)	27.03	27.15	(0.5)%
Total shipments (in thousands)	2,928	2,977	(1.7)%
Total shipments per day (in thousands)	45.75	47.26	(3.2)%
Total picked up revenue per hundred weight	$23.23	$23.74	(2.2)%
Total picked up revenue per shipment	$274	$273	0.6%
Total weight per shipment (in pounds)	1,181	1,149	2.8%

	Third Quarter
(in millions)	2013	2012
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$808.7	$819.5
Change in revenue deferral and other	(5.1)	(7.3)
Total picked up revenue	$803.6	$812.2
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not rounded figures presented.

The decreases in the metrics above were primarily volume reductions and were driven by driver shortages during the summer months that caused declines in service throughout the network and challenges implementing our new optimized network.

Operating loss for YRC Freight was $9.7 million in the third quarter of 2013 compared to operating income of $2.8 million in the same period in 2012. Operating revenue in the third quarter of 2013 was lower by $10.8 million while total costs increased by $1.7 million. The cost increase was driven by an $8.6 million increase in purchased transportation, partially offset by a $5.6 million decrease in salaries, wages and employees' benefits.

•	The $8.6 million increase in purchased transportation was driven by increased purchased rail transportation miles used largely in conjunction with our network optimization initiative.

•
The $5.6 million decrease in salary, wages and employees' benefits in the third quarter of 2013 was primarily the result of a $2.8 million reduction in workers' compensation expense driven by safety initiatives and settlement activity that has reduced our outstanding claims and a $1.8 million decrease in salaries driven by changes in management related to our network optimization initiative, partially offset by higher overtime wages.

First Three Quarters of 2013 Compared to the First Three Quarters of 2012

YRC Freight reported operating revenue of $2,360.1 million in the first three quarters of 2013, a decrease of $69.6 million or 2.9% compared to the same period in 2012. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the first three quarters of 2013 compared to the first three quarters of 2012:

	First Three Quarters
	2013	2012	Percent Change(b)
Workdays	190.5	190.5

Total picked up revenue (in millions) (a)	$2,358.1	$2,423.0	(2.7)%
Total tonnage (in thousands)	5,045	5,209	(3.1)%
Total tonnage per day (in thousands)	26.48	27.34	(3.1)%
Total shipments (in thousands)	8,644	9,039	(4.4)%
Total shipments per day (in thousands)	45.37	47.45	(4.4)%
Total picked up revenue per hundred weight	$23.37	$23.26	0.5%
Total picked up revenue per shipment	$273	$268	1.8%
Total weight per shipment (in pounds)	1,167	1,152	1.3%

	First Three Quarters
(in millions)	2013	2012
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$2,360.1	$2,429.7
Change in revenue deferral and other	(2.0)	(6.7)
Total picked up revenue	$2,358.1	$2,423.0
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not rounded figures presented.

The decreases in the metrics above were primarily volume reductions driven by challenges implementing our new optimized network as well as customer mix management decisions made during 2012.

Operating loss for YRC Freight was $15.8 million in the first three quarters of 2013 compared to $58.4 million operating loss in the same period in 2012. Operating revenue in the first three quarters of 2013 was lower by $69.6 million while total costs decreased by $112.2 million. The cost decreases consisted primarily of a $52.2 million reduction in salary, wages and employees' benefits, a $32.3 million decrease in operating expenses and supplies and a $22.3 million decrease in other operating expenses.

•
The $52.2 million decrease in salary, wages and employees' benefits in the first three quarters of 2013 was primarily the result of a $19.3 million reduction in workers' compensation expense driven by safety initiatives and settlement activity that has reduced our outstanding claims, a $14.3 million decrease in wages driven primarily by fewer shipments and a $11.2 million reduction in benefits driven by lower expense for our single-employer pension plan.

•
The $32.3 million decrease in operating expenses and supplies in the first three quarters of 2013 was primarily driven by lower fuel expenses of $15.9 million and a $1.5 million decrease in vehicle maintenance expenses.

•
The $22.3 million decrease in other operating expenses in the first three quarters of 2013 was primarily driven by a $14.2 million decrease in our bodily injury and property damage expense due to our settlement initiatives and a $6.0 million decrease in cargo claims driven by favorable claim development compared to the first three quarters of 2012.

Regional Transportation Results

Regional Transportation represented 35% of consolidated revenue in both the third quarter and first three quarters of 2013. The table below provides summary financial information for Regional Transportation for the third quarter and first three quarters of 2013 and 2012:

	Third Quarter				First Three Quarters
(in millions)	2013	2012	Percent Change		2013	2012	Percent Change
Operating revenue	$444.0	$417.3	6.4%		$1,297.6	$1,249.2	3.9%
Operating income	$20.0	$27.2	(26.5)%		$57.2	$61.6	(7.1)%
Operating ratio (a)	95.5%	93.5%	(2.0	) pp	95.6%	95.1%	(0.5	) pp

(a)	pp represents the change in percentage points

Third Quarter of 2013 Compared to the Third Quarter of 2012

Regional Transportation reported operating revenue of $444.0 million for the third quarter of 2013, an increase of $26.7 million, or 6.4%, from the third quarter of 2012. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the third quarter of 2013 compared to the third quarter of 2012:

	Third Quarter
	2013	2012	Percent Change(b)
Workdays	62.5	63.0

Total picked up revenue (in millions) (a)	$443.6	$417.6	6.2%
Total tonnage (in thousands)	1,932	1,837	5.2%
Total tonnage per day (in thousands)	30.91	29.15	6.0%
Total shipments (in thousands)	2,676	2,540	5.4%
Total shipments per day (in thousands)	42.82	40.32	6.2%
Total picked up revenue per hundred weight	$11.48	$11.37	1.0%
Total picked up revenue per shipment	$166	$164	0.8%
Total weight per shipment (in pounds)	1,444	1,446	(0.2)%

	Third Quarter
(in millions)	2013	2012
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$444.0	$417.3
Change in revenue deferral and other	(0.4)	0.3
Total picked up revenue	$443.6	$417.6
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not rounded figures presented.

The increases in the metrics above were primarily driven by volume growth at each of the regional carriers.

Operating income for Regional Transportation was $20.0 million for the third quarter of 2013, a decrease of $7.2 million from the same period in 2012, consisting of the $26.7 million increase in revenue offset by a $33.9 million increase in total costs. The increase in total costs was primarily driven by a $17.3 million increase in salary, wages and employees' benefits, a $6.7 million increase in operating expenses and supplies and a $5.6 million increase in other operating expenses.

•
The $17.3 million increase in salary, wages and employees' benefits was primarily driven by a $9.5 million increase in wages driven by increased shipping volumes and a $4.0 million increase in workers' compensation expense driven by unfavorable development of existing claims.

•
The $6.7 million increase in operating expenses and supplies was primarily driven by a $2.5 million increase in vehicle maintenance expense primarily driven by increased shipping volumes and our aging fleet and a $1.9 million increase in fuel expense driven by increased shipping volumes.

•	The $5.6 million increase in other operating expenses was driven by a $4.2 million increase in our bodily injury and property damage expense due to unfavorable development of our existing claims.

First Three Quarters of 2013 Compared to the First Three Quarters of 2012

Regional Transportation reported operating revenue of $1,297.6 million for the first three quarters of 2013, an increase of $48.4 million, or 3.9%, from the first three quarters of 2012. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the first three quarters of 2013 compared to the first three quarters of 2012:

	First Three Quarters
	2013	2012	Percent Change(b)
Workdays	189.0	190.5

Total picked up revenue (in millions) (a)	$1,297.7	$1,249.4	3.9%
Total tonnage (in thousands)	5,733	5,609	2.2%
Total tonnage per day (in thousands)	30.33	29.44	3.0%
Total shipments (in thousands)	7,866	7,636	3.0%
Total shipments per day (in thousands)	41.62	40.08	3.8%
Total picked up revenue per hundred weight	$11.32	$11.14	1.6%
Total picked up revenue per shipment	$165	$164	0.8%
Total weight per shipment (in pounds)	1,458	1,469	(0.8)%

	First Half
(in millions)	2013	2012
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,297.6	$1,249.2
Change in revenue deferral and other	0.1	0.2
Total picked up revenue	$1,297.7	$1,249.4
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change is based on unrounded figures and not rounded figures presented.

The increases in the metrics above were primarily driven by volume growth at each of the regional carriers.

Operating income for Regional Transportation was $57.2 million for the first three quarters of 2013, a decrease of $4.4 million from the same period in 2012, consisting of the $48.4 million increase in revenue offset by a $52.8 million increase in total costs. The increase in total costs was primarily driven by a $33.9 million increase in salary, wages and employees' benefits, and a $12.5 million increase in operating expenses and supplies.

•
The $33.9 million increase in salary, wages and employees' benefits was primarily driven by an $18.1 million increase in wages and a $6.4 million increase in benefits driven by increased shipping volumes.

•
The $12.5 million increase in operating expenses and supplies was primarily driven by a $5.3 million increase in vehicle and facility maintenance expense primarily driven by increased shipping volumes.

Certain Non-GAAP Financial Measures

As discussed in the "Our Business" section, we use certain non-GAAP financial measures to assess performance. These measures should be considered in addition to the results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, our GAAP financial measures.

Consolidated Adjusted EBITDA

The reconciliation of operating income (loss) to adjusted EBITDA for the third quarter and first three quarters of 2013 and 2012 is as follows:

	Third Quarter		First Three Quarters
(in millions)	2013	2012	2013	2012
Reconciliation of operating income (loss) to adjusted EBITDA:
Operating income (loss)	$5.8	$27.3	$30.0	$(5.9)
Depreciation and amortization	43.3	44.6	130.4	139.4
(Gains) losses on property disposals, net	1.3	(2.3)	(1.9)	(0.5)
Letter of credit expense	8.0	9.5	25.8	27.0
Restructuring professional fees	3.2	—	6.0	3.0
Permitted dispositions and other	0.1	(0.9)	—	(3.0)
Equity based compensation expense	0.5	0.9	4.5	3.0
Other nonoperating, net	0.2	(0.3)	3.0	1.2
Adjusted EBITDA	$62.4	$78.8	$197.8	$164.2

Consolidated Adjusted Free Cash Flow (Deficit)

The reconciliation of adjusted EBITDA to adjusted free cash flow (deficit) for the third quarter and first three quarters of 2013 and 2012 including the reconciliation to adjusted free cash flow (deficit) is as follows:

	Third Quarter		First Three Quarters
(in millions)	2013	2012	2013	2012
Adjusted EBITDA	$62.4	$78.8	$197.8	$164.2
Total restructuring professional fees	(3.2)	—	(6.0)	(3.0)
Cash paid for interest	(33.2)	(31.3)	(90.4)	(91.6)
Cash paid for letter of credit fees	(11.0)	(9.6)	(26.0)	(28.6)
Working Capital cash flows excluding income tax, net	1.2	(68.8)	(89.2)	(97.2)
Net cash provided by (used in) operating activities before income taxes	16.2	(30.9)	(13.8)	(56.2)
Cash (paid) received for income taxes, net	(1.0)	(0.5)	10.8	8.2
Net cash provided by (used in) operating activities	15.2	(31.4)	(3.0)	(48.0)
Acquisition of property and equipment	(17.4)	(17.4)	(56.5)	(48.1)
Total restructuring professional fees	3.2	—	6.0	3.0
Adjusted Free Cash Flow (Deficit)	$1.0	$(48.8)	$(53.5)	$(93.1)
Segment Adjusted EBITDA

The following represents adjusted EBITDA by segment for the third quarter and first three quarters of 2013 and 2012:

	Third Quarter		First Three Quarters
(in millions)	2013	2012	2013	2012
Adjusted EBITDA by segment:
YRC Freight	$24.2	$37.2	$87.8	$55.5
Regional Transportation	38.3	44.4	109.8	114.2
Corporate and other	(0.1)	(2.8)	0.2	(5.5)
Adjusted EBITDA	$62.4	$78.8	$197.8	$164.2
The reconciliation of operating income (loss), by segment, to adjusted EBITDA for the third quarter and first three quarters of 2013 and 2012 is as follows:

	Third Quarter		First Three Quarters
YRC Freight segment (in millions)	2013	2012	2013	2012
Reconciliation of operating income (loss) to adjusted EBITDA:
Operating income (loss)	$(9.7)	$2.8	$(15.8)	$(58.4)
Depreciation and amortization	27.4	29.0	83.3	91.4
(Gains) losses on property disposals, net	0.9	(2.3)	(2.6)	(0.6)
Letter of credit expense	5.5	7.7	20.1	22.0
Other nonoperating expenses, net	0.1	—	2.8	1.1
Adjusted EBITDA	$24.2	$37.2	$87.8	$55.5

	Third Quarter		First Three Quarters
Regional Transportation segment (in millions)	2013	2012	2013	2012
Reconciliation of operating income to adjusted EBITDA:
Operating income	$20.0	$27.2	$57.2	$61.6
Depreciation and amortization	15.9	15.6	47.0	47.4
Losses on property disposals, net	0.4	—	0.5	0.6
Letter of credit expense	1.9	1.6	4.9	4.6
Other nonoperating expenses, net	0.1	—	0.2	—
Adjusted EBITDA	$38.3	$44.4	$109.8	$114.2

	Third Quarter		First Three Quarters
Corporate and other segment (in millions)	2013	2012	2013	2012
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(4.5)	$(2.7)	$(11.4)	$(9.1)
Depreciation and amortization	—	—	0.1	0.6
(Gains) losses on property disposals, net	—	—	0.2	(0.5)
Letter of credit expense	0.6	0.2	0.8	0.4
Restructuring professional fees	3.2	—	6.0	3.0
Permitted dispositions and other	0.1	(0.9)	—	(3.0)
Equity based compensation expense	0.5	0.9	4.5	3.0
Other nonoperating income, net	—	(0.3)	—	0.1
Adjusted EBITDA	$(0.1)	$(2.8)	$0.2	$(5.5)

Financial Condition/Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our $400.0 million ABL facility and any prospective net operating cash flows from our operations. As of September 30, 2013, we had cash and cash equivalents and availability under the ABL facility totaling $233.7 million with a $388.7 million borrowing base under our ABL facility.

Our principal uses of cash are to fund our operations, including making contributions to our single-employer pension plans and various multi-employer pension funds, and to meet our other cash obligations, including paying cash interest and principal on our funded debt, letter of credit fees under our credit facilities and funding capital expenditures. For the first three quarters of 2013, our cash flow from operating activities used net cash of $3.0 million.

We have a considerable amount of indebtedness. As of September 30, 2013, we had $1,359.1 million in aggregate par value of outstanding indebtedness, which may increase over time as a portion of our indebtedness accrues paid-in-kind interest. Of that amount, $69.4 million matures on February 15, 2014, $325.5 million matures on September 30, 2014 and $664.7 million matures on March 31, 2015. We intend to restructure or refinance the portions of our debt that are scheduled to mature in September of 2014 and March of 2015, however, our recent operating results may have an adverse effect on our ability to complete such restructuring or refinancing. The refinancing of these debt obligations is outside of our control and there can be no assurance that such transaction will occur, or if it does occur, on what terms. Our Standard & Poor's credit rating as of September 30, 2013 was "CCC".

We also have considerable future funding obligations for our single-employer pension plans and various multi-employer pension funds. We expect our funding obligations for the remainder of the year for our single-employer pension plans and multi-employer pension funds will be $13.7 million and $22.5 million, respectively. In addition, we have, and will continue to have, substantial operating lease obligations. As of September 30, 2013, our minimum rental expense under operating leases for the remainder of the year is $13.3 million. As of September 30, 2013, our operating lease obligations through 2025 totaled $165.6 million and is expected to increase as we lease additional revenue equipment.

Our capital expenditures for the first three quarters of 2013 and 2012 were $56.5 million and $48.1 million, respectively. These amounts were principally used to fund replacement engines and trailer refurbishments for our revenue fleet, capitalized costs for our network facilities and technology infrastructure. Additionally, for the first three quarters of 2013, we entered into new operating lease commitments for revenue equipment for $44.9 million, payable over the average lease term of six years. In light of our liquidity needs, we have deferred certain capital expenditures and expect to continue to do so for the foreseeable future. We plan to procure substantially all of our new revenue equipment using operating leases for the remainder of 2013. As a result, the average age of our fleet is increasing, which may affect our maintenance costs and operational efficiency unless we are able to obtain suitable lease financing to meet our replacement equipment needs.

Credit Facility Covenants

On November 12, 2013, YRC Worldwide entered into an amendment to its amended and restated credit agreement (the "Credit Agreement Amendment") and its ABL facility (together the "Amendments"), which, among other things, resets future covenants regarding minimum Consolidated EBITDA, maximum Total Leverage Ratio and minimum Interest Coverage Ratio (as defined in Amendments, if applicable) until December 31, 2014 and resets the minimum cash balance requirement.

The covenant as of September 30, 2013 and the amended covenants for each of the remaining test periods are as follows:

Four Consecutive Fiscal Quarters Ending	Minimum Consolidated EBITDA	Maximum Total Leverage Ratio	Minimum Interest Coverage Ratio
September 30, 2013	$260,000,000	6.0 to 1.00	1.60 to 1.00
December 31, 2013	$245,000,000	5.7 to 1.00	1.50 to 1.00
March 31, 2014	$220,000,000	6.4 to 1.00	1.30 to 1.00
June 30, 2014	$225,000,000	6.5 to 1.00	1.30 to 1.00
September 30, 2014	$245,000,000	6.5 to 1.00	1.40 to 1.00
December 31, 2014	$260,000,000	6.2 to 1.00	1.40 to 1.00

The Credit Agreement Amendment resets the minimum available cash requirement by providing that the minimum cash requirement will be $100.0 million for the period from November 12, 2013 through December 31, 2013, $50.0 million for the period from January 1, 2014 through January 31, 2014 and $100.0 million for the period from February 1, 2014 thereafter at all times; provided that, if Pro Forma Consolidated EBITDA (described below) is greater than or equal to $375.0 million on or prior to February 1, 2014, the minimum available cash requirement will be $50.0 million at all times.

Further, the Credit Agreement Amendments, among other things, (i) includes a new definition of Pro Forma Consolidated EBITDA added for the purposes of the minimum available cash requirement as described above to be calculated by adding to Consolidated EBITDA, subject to certain limitations, the amount of cost savings, operating expense reductions, other operating improvements and initiatives and synergies associated with any restructuring transactions (and implementation thereof) (but not to exceed the actual amount deducted from revenues in determining Consolidated Net Income for any such costs and expenses), in the case of each such restructuring transaction (and implementation thereof), occurring on or after November 12, 2013, and projected by us in good faith to be reasonably anticipated to be realizable within ninety (90) days of the date thereof; (ii) increases the interest rate and commitment fee payable under our credit agreement by 50 basis points; (iii) waives the requirement to continue to cash collateralize letters of credit with existing net cash proceeds received from asset sales up to $12.5 million (including release of such cash proceeds); (iv) requires payment of an amendment fee to each consenting lender of 1.0% of their outstanding exposure; and (v) adds a new “Event of Default” that requires the  6% Convertible Senior Notes to be repaid, refinanced, replaced, restructured or extended on or prior to February 1, 2014 using either cash generated from the sale of qualified equity by the Borrower, certain qualified equity issuances by the Borrower or certain permitted indebtedness.

On November 12, 2013, YRC Receivables, LLC, a wholly-owned subsidiary of the Company, entered into an amendment to the ABL facility, which, among other things, resets the minimum Consolidated EBITDA covenant (as defined in the ABL facility) for each of the remaining test periods in a manner identical to the amendment of minimum Consolidated EBITDA in the amended and restated credit agreement and increases the interest rate payable under the ABL Facility by 50 basis points. The Company agreed to pay all consenting lenders a fee equal to 1.0% of their outstanding loans and unused commitments.

Consolidated EBITDA, as defined in our Amendments, is a non-GAAP measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and further adjusted for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including permitted restructuring professional fees, certain one-time cash restructuring charges occurring on or after November 12, 2013 in an aggregate amount not to exceed $40.0 million and results of permitted dispositions and discontinued operations.

Our adjusted EBITDA for the four quarters ended September 30, 2013 was $274.8 million compared to the covenant requirement of $260 million.

Our minimum cash balance as of September 30, 2013 was $181.2 million.

Risks and Uncertainties Regarding Future Liquidity Including Our Ability to Continue as a Going Concern

In the third quarter of 2013, driven, in part, by a decline of our service levels due to driver shortages and transition issues related to the network optimization plan implemented in May 2013, our YRC Freight reporting segment experienced decreases in our financial performance compared to our management forecast. As a result, we significantly decreased our expectations regarding our future financial performance and entered into the Amendments described above.

The Amended Credit Agreement requires us to repay, refinance, replace, restructure or extend our 6% Convertible Senior Notes on or prior to February 1, 2014 using either cash generated from the sale of qualified equity by the Borrower, certain qualified equity issuances by the Borrower or certain permitted indebtedness. These actions with regard to the 6% Convertible Senior Notes are outside of our control and, as a result, we cannot provide any assurances that we will be successful in taking these actions. In the event that we are unable to take these actions we will need to refinance or restructure our debt or seek an amendment or waiver from our lenders or otherwise we will be in default under our Amended Credit Agreement, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to collateral. In the event that our lenders under our Amended Credit Agreement demand payment, we will not have sufficient cash to repay such indebtedness. In addition, a default under our credit facilities or the lenders exercising their remedies thereunder would trigger cross-default provisions in our other indebtedness and certain other operating agreements.

We do not expect our liquidity will allow us to retire our borrowings as they mature in September of 2014 and thereafter and therefore we will be required to refinance or restructure the portions of our debt that matures in September of 2014 and March of 2015. Our recent and forecasted operating results may have an adverse effect on our ability to complete such restructuring or refinancing. The refinancing or restructuring of these debt obligations is outside of our control and there can be no assurance that such transaction will occur, or if it does occur, on what terms.

Our ability to continue as a going concern over the next twelve months is dependent on a number of factors, many of which are outside of our control. In the near term, we must repay, refinance, replace, restructure or extend our 6% Convertible Senior Notes prior to February 1, 2014 in order to comply with the terms of our Amended Credit Agreement and thereafter we will need to refinance or restructure our other debt obligations prior to their upcoming maturities in 2014 and 2015. Other factors include:

•	achieving forecasted results in order to comply with covenants and other terms of our credit facilities so as to have access to the borrowings available to us under our credit facilities;

•	securing suitable lease financing arrangements to replace revenue equipment;

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

Cash Flows

Operating Cash Flow

Net cash used in operating activities was $3.0 million in the first three quarters of 2013 compared to $48.0 million in the first three quarters of 2012. This decrease in cash utilization is primarily attributable to a more favorable working capital change in other operating liabilities and a $17.2 million year-over-year reduction in net losses, partially offset by an unfavorable working capital change in accounts receivable. The favorable working capital change in other operating liabilities were driven by favorable pension and post-retirement and wages payable accruals. The unfavorable working capital change in accounts receivable was driven by increases in our days sales outstanding due to a change in customer mix.

Investing Cash Flow

Investing cash flows decreased by $46.3 million during the first three quarters of 2013 compared to the same period in 2012, largely driven by a reduction in proceeds from asset sales in 2013 compared to 2012. The $8.4 million increase in the acquisition of property and equipment is related to the additions of replacement engines and trailer refurbishments as well as capitalized costs for our network facilities and technology infrastructure.

Financing Cash Flow

Net cash used in financing activities for the first three quarters of 2013 was $6.3 million compared to net cash provided by financing activities of $19.5 million in the first three quarters of 2012. The use of cash during the first three quarters of 2013 was driven by $6.6 million of repayments on our long-term debt. During the first three quarters of 2012, we increased the net borrowings under our ABL facility by $45.0 million, which was partially offset by $20.4 million of repayments on other long-term debt from asset sale proceeds and $5.1 million in debt issuance costs.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual cash obligations and other commercial commitments as of September 30, 2013.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of September 30, 2013:

	Payments Due by Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Balance sheet obligations:(a)
ABL borrowings, including interest	$374.3	$—	$—	$—	$374.3
Long-term debt, including interest	101.4	592.5	0.2	—	694.1
Lease financing obligations	41.5	84.5	86.5	61.8	274.3	(b)
Multi-employer pension deferral obligations, including interest	8.7	129.1	—	—	137.8
Workers’ compensation, property damage and liability claims obligations	100.1	118.1	58.3	113.9	390.4	(c)
Off balance sheet obligations:
Operating leases	53.7	63.7	27.3	20.9	165.6
Letter of credit fees	31.4	15.7	—	—	47.1	(d)
Capital expenditures	3.3	—	—	—	3.3
Total contractual obligations	$714.4	$1,003.6	$172.3	$196.6	$2,086.9

(a)
Total liabilities for unrecognized tax benefits as of September 30, 2013 were $27.8 million and are classified on our consolidated balance sheet within “Claims and Other Liabilities” and are excluded from the table above.

(b)
The $274.3 million of lease financing obligation payments represent interest payments of $200.7 million and principal payments of $73.6 million. The remaining principle obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

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

During the nine months ended September 30, 2013, we entered into new operating leases for revenue equipment of $44.9 million.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	1-3 years		3-5 years	After 5 years	Total
Unused line of credit
ABL Facility(a)	$63.2	$—		$—	$—	$63.2
Letters of credit	—	364.6	(b)	—	—	364.6
Surety bonds	120.0	8.4		—	—	128.4
Total commercial commitments	$183.2	$373.0		$—	$—	$556.2

(a)	We hold in restricted escrow $90.1 million.

(b)
Under our credit facilities, we hold in restricted escrow $12.5 million of cash related to the net cash proceeds from certain asset sales. This restricted escrow provides additional cash collateral for our outstanding letters of credit. On November 12, 2013 we entered into an amendment to our amended and restated credit agreement that permits the return of this restricted escrow.

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

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of September 30, 2013 and have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements included with this quarterly report on Form 10-Q.

Item 1A. Risk Factors

In addition to the risk factors set forth below, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or results of operations.

Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and capital expenditures will depend on our ability to generate cash in the future.
Our ability to generate cash in the future, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. If we are unable to meet our debt service obligations under our existing and future indebtedness, the holders of such indebtedness would have the right, following any applicable cure period, to cause the entire principal amount thereof to become immediately due and payable. If our outstanding indebtedness was accelerated, our assets will likely not be sufficient to repay in full the money owed.
We have a considerable amount of indebtedness, of which $69.4 million matures on February 15, 2014, $325.5 million matures on September 30, 2014 and $664.7 million matures on March 31, 2015.  We intend to restructure or refinance the portions of our debt which will mature in September of 2014 and March of 2015. Our ability to refinance our indebtedness will depend on the condition of the capital markets and our financial condition. Our recent operating results may have an adverse effect on our ability to complete such restructuring or refinancing. The refinancing of these debt obligations is outside of our control and there can be no assurance that such transactions will occur, or if it does occur, on what terms. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the indentures governing the 10% Series A Convertible Senior Secured Notes due 2015 (“Series A Notes”), the 10% Series B Convertible Senior Secured Notes due 2015 (“Series B Notes”, together with the Series A Notes, the “convertible notes”), and the credit agreement governing our credit facilities, may limit or prevent us from taking any of these actions.
In connection with its audit of our financial statements for the year ending December 31, 2013, our independent registered public accounting firm will analyze our liquidity and our ability to continue as a going concern, taking into consideration, among other things, our need to restructure or refinance our near-term maturing debt. In the event we are not able to restructure or refinance our near-term maturing debt before filing our 2013 Form 10-K, our independent registered public accounting firm’s audit report accompanying our audited financial statements for the year ending December 31, 2013 may include “going concern” language. Such “going concern” language could harm our credit rating and our ability to refinance our near-term maturing debt or otherwise obtain additional financing on acceptable terms. The occurrence of any of these events could have an adverse effect, which could be material, on our financial condition and liquidity.
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
We incurred net losses in each of fiscal 2012, 2011 and 2010 and for the nine-month period ended September 30, 2013. We may not obtain the projected benefits and cost savings from productivity and efficiency initiatives. If we incur future net losses we may need additional capital to meet our future cash requirements and execute our business strategy.
Our business experienced net losses in each of fiscal 2012, 2011 and 2010 and for the nine-month period ended September 30, 2013. Net losses in fiscal 2012, 2011 and 2010 were $136.5 million, $354.4 million and $327.8 million, respectively. Net loss was $84.0 million for the nine-months ended September 30, 2013. Contributing factors to our net losses in fiscal 2012, 2011 and 2010 were the challenges facing transportation services generally as a result of the prolonged slow economic recovery, competitive pressures in the LTL industry stemming from excess capacity that resulted in lower profit margins, interest expense and financing costs, and our operating cost structure. In each of 2009 and 2011, we implemented financial restructurings to improve our balance sheet and to provide additional operating liquidity. Since our restructuring in 2011, our senior management team and board of directors have put strategies in place that are focused on driving productivity and efficiency improvements. These efforts have been concentrated on improving pricing and shipping volumes as well as customer mix, redeploying shared services and, in turn, driving more autonomy, responsibility and accountability to our operating companies, streamlining operations and our transportation network, and divesting non-core assets. There is no assurance that these changes and improvements will be successful, that their implementation will have a positive impact on our operating results or that we will not have to initiate additional changes and improvements in order to achieve the projected benefits and cost savings. For example, our recently reported operating results have been adversely affected by driver shortages and challenges in implementing our network optimization. If we incur future net losses, we may experience liquidity challenges and we may need to raise additional capital to meet our future cash requirements and to execute our business strategy.
We face significant liquidity challenges in the near term, which could adversely affect our financial condition.
Our ability to continue as a going concern over the next twelve months is dependent on a number of factors, many of which are outside of our control. In the near term, we must repay or refinance our 6% Convertible Senior Notes prior to February 1, 2014 in order to comply with the terms of our Amended Credit Agreement and thereafter we will need to refinance or restructure our other debt obligations prior to their upcoming maturities in 2014 and 2015. Other factors include:

•	achieving forecasted results in order to comply with covenants and other terms of our credit facilities so as to have access to the borrowings available to us under our credit facilities;

•	securing suitable lease financing arrangements to replace revenue equipment;

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

A failure to satisfy our short-term liquidity needs would materially and adversely affect our financial condition and our ability to continue to operate our business in the ordinary course.

Item 5. Other Information

Credit Agreement Amendment
On November 12, 2013, the Company entered into Amendment No. 3 (the “Credit Agreement Amendment”) to the Amended and Restated Credit Agreement dated as of July 22, 2011 (as amended, modified or supplemented, the “Credit Agreement”), among the Company, certain of its subsidiaries, the lenders that are parties thereto (the “Lenders”) and JPMorgan Chase Bank, National Association, as administrative agent (“Administrative Agent”). The Credit Agreement Amendment also amends the existing subsidiary guarantee to exclude certain swap obligations from the guarantee and related security. Capitalized terms used in this Item 5 that are not otherwise defined have the meanings assigned to them in the Credit Agreement.
The Credit Agreement Amendment provides for an increase in the “Applicable Rate” by 0.50%, which results in a eurodollar margin for eurodollar term loans of 7.00% per annum, a commitment fee of 8.00% per annum and an alternative base rate margin for term loans of 6.00% per annum.
The Credit Agreement Amendment also amends the definition of “Consolidated EBITDA” to include new add backs for (i) fees, costs and expenses required to be paid in connection with the Credit Agreement Amendment, the Omnibus Amendment (as defined below) and arising as a result of the terms of the Contribution Deferral Agreement (as defined in the Credit Agreement) and (ii) one time restructuring charges incurred on or after November 12, 2013 in an aggregate amount not to exceed $40,000,000, and includes a new definition of “Pro Forma Consolidated EBITDA” to provide that for purposes of the liquidity covenant, Consolidated EBITDA shall be calculated by adding to Consolidated EBITDA the amount of cost savings, operating expense reductions, other operating improvements and initiatives and synergies associated with any restructuring transactions (and implementation thereof) (but not to exceed the actual amount deducted from revenues in determining Consolidated Net Income for any such costs and expenses), in the case of each such restructuring transaction (and implementation thereof), occurring on or after November 12, 2013, and projected by the Company in good faith to be reasonably anticipated to be realizable within ninety (90) days of the date thereof (which will be added to Consolidated EBITDA as so projected until fully realized and calculated on a pro forma basis as though such cost savings, operating expense reductions, other operating improvements and initiatives and synergies had been realized on the first day of such period), net of the amount of actual benefits realized during such period from such actions; provided that, (i) such cost savings are reasonably identifiable and factually supportable (in the good faith determination of the Company) and (ii) to the extent that such cost savings, operating expense reductions, other operating improvements and initiatives and synergies are achieved through work rules under the IBT MOU, such cost savings, operating expense reductions, other operating improvements and initiatives and synergies shall be limited to ninety percent (90%) of the amount identified by the Company in respect thereof. Pro Forma Consolidated EBITDA shall be calculated on a pro forma basis as of the last day of the most recently ended quarter for which financial statements were required to have been delivered pursuant to Section 5.01(b) of the Credit Agreement in respect of the last twelve (12) months then ended.
The Credit Agreement Amendment also permits a going concern qualification or exception in the audit report to our financial statements for the year ending December 31, 2013.
The Credit Agreement Amendment resets several financial covenant levels as set forth below.
Total Leverage Ratio (as defined in the Credit Agreement):

Test Period Ending	Maximum Total Leverage Ratio

December 31, 2013	5.7 to 1.00
March 31, 2014	6.4 to 1.00
June 30, 2014	6.5 to 1.00
September 30, 2014	6.5 to 1.00
December 31, 2014	6.2 to 1.00

Interest Coverage Ratio (as defined in the Credit Agreement):

Test Period Ending	Minimum Interest Coverage Ratio

December 31, 2013	1.50 to 1.00
March 31, 2014	1.30 to 1.00
June 30, 2014	1.30 to 1.00
September 30, 2014	1.40 to 1.00
December 31, 2014	1.40 to 1.00

Consolidated EBITDA (as defined in the Credit Agreement), tested on a four fiscal quarter basis for the following period ending dates:

Four Consecutive Fiscal Quarter Period Ending	Minimum Consolidated EBITDA

December 31, 2013	$245,000,000
March 31, 2014	$220,000,000
June 30, 2014	$225,000,000
September 30, 2014	$245,000,000
December 31, 2014	$260,000,000

The Credit Agreement Amendment resets the minimum available cash requirement by providing that the minimum available cash will be $100,000,000 for the period from November 12, 2013 through December 31, 2013, $50,000,000 for the period from January 1, 2014 through January 31, 2014 and $100,000,000 for the period from February 1, 2014 thereafter at all times; provided that, if Pro Forma Consolidated EBITDA (described below) is greater than or equal to $375,000,000 million on or prior to February 1, 2014, the minimum available cash requirement will be $50,000,000 at all times.

The Credit Agreement Amendment added a new Event of Default that requires the  6% Convertible Senior Notes to be repaid, refinanced, replaced, restructured or extended on or prior to February 1, 2014 using either cash generated from the sale of qualified equity by the Borrower, certain qualified equity issuances by the Borrower or certain permitted indebtedness.
The Credit Agreement Amendment includes a waiver of the requirement to continue to cash collateralize letters of credit with existing net cash proceeds received from asset sales up to $12.5 million (including release of such cash proceeds).
Amendments to Asset-Backed Credit Agreement and Receivables Sale Agreement
On November 12, 2013, the Company, YRCW Receivables LLC (“Receivables”) and YRC Inc., USF Reddaway Inc. and USF Holland Inc. (each of YRC Inc., USF Reddaway Inc. and USF Holland Inc. an “Originator” and collectively, the “Originators”), JP Morgan Chase Bank, N.A., as administrative agent (the “ABL Administrative Agent”) and certain financial institutions entered into an Omnibus Amendment (the “Omnibus Amendment”) that amended each of (i) that certain Credit Agreement dated as of July 22, 2011 by and among the Company, as servicer, Receivables, as borrower, the lenders party thereto and the ABL Administrative Agent (as amended, modified or supplemented, the “ABL Credit Agreement”) and (ii) that certain Receivables Sale Agreement dated as of July 22, 2011 among the Originators, the Company, as servicer and Receivables, as buyer (as amended, modified or supplemented, the “Sale Agreement”).
The Omnibus Amendment effects changes to the ABL Credit Agreement and the Sale Agreement, as applicable, which are substantially consistent (as applicable) other than with respect to liquidity with the changes effected to the Credit Agreement by the Credit Agreement Amendment.
Item 6. Exhibits

10.1*	Amendment No. 3 to Amended and Restated Credit Agreement, by and among the Company, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, and the lenders party thereto.
10.2*	Amendment No. 4 to Credit Agreement, by and among YRCW Receivables LLC, as borrower, and the lenders party thereto.
31.1*	Certification of James L. Welch filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Jamie G. Pierson filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of James L. Welch furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Jamie G. Pierson furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
__________________________

*	Indicates documents filed herewith

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

YRC WORLDWIDE INC.

Date: November 12, 2013	/s/ James L. Welch
James L. Welch
Chief Executive Officer

Date: November 12, 2013	/s/ Jamie G. Pierson
Jamie G. Pierson
Executive Vice President and
Chief Financial Officer