Form 10-K
period 2013-12-31
YRC Worldwide Inc.
filed 2014-03-10
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $264.6 million based on the closing price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 4, 2014
Common Stock, $0.01 par value per share	28,901,590 shares

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

Note on Forward-Looking Statements

This entire report, including (among other items) Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements (each a “forward-looking statement”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements include those preceded by, followed by or including the words "will," "expect," "intend," "anticipate," "believe," "project," "forecast," "propose," "plan," "designed," "estimate," "enable" and similar expressions. Those forward-looking statements speak only as of the date of this report. We disclaim any obligation to update those statements, except as applicable law may require us to do so, and we caution you not to rely unduly on them. We have based those forward-looking statements on our current expectations and assumptions about future events, which may prove to be inaccurate. While our management considers those expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those we discuss in this report under the section entitled “Risk Factors” in Item 1A and the section entitled “Financial Condition/Liquidity and Capital Resources” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports we file with the Securities and Exchange Commission (the “SEC”).  The factors we discuss in this report are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report also could have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our existing and potential security holders that they should (1) be aware that important factors to which we do not refer in this report could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

PART I

Item 1. Business

General Description of the Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide," the "Company,” “we,” “us” or “our”) is a holding company that, through wholly owned operating subsidiaries and its interest in a Chinese joint venture, offers its customers a wide range of transportation services. We have one of the largest, most comprehensive less-than-truckload ("LTL") networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer industry-leading expertise in heavyweight shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

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

For revenue and other information regarding our reporting segments, see the "Business Segments" footnote of our consolidated financial statements.

Incorporated in Delaware in 1983 and headquartered in Overland Park, Kansas, we employed approximately 32,000 people as of December 31, 2013. The mailing address of our headquarters is 10990 Roe Avenue, Overland Park, Kansas 66211, and our telephone number is (913) 696-6100. Our website is www.yrcw.com. Through the “SEC Filings” link on our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All of these filings may be viewed or printed from our website free of charge.

Narrative Description of the Business

YRC Freight

YRC Freight offers a full range of services for the transportation of industrial, commercial and retail goods in national, regional and international markets, primarily through the operation of owned or leased equipment in its respective North American ground distribution networks. Transportation services are provided for various categories of goods, which may include (among others) apparel, appliances, automotive parts, chemicals, food, furniture, glass, machinery, metal, metal products, non-bulk petroleum products, rubber, textiles, wood and other manufactured products or components. YRC Freight provides both LTL services, which combine shipments from multiple customers on a single trailer, and truckload services. Most deliveries are LTL shipments with truckload services offered to maximize equipment utilization and reduce empty miles (the distance empty or partially full trailers travel to balance the network). YRC Freight also provides higher-margin specialized services, including guaranteed expedited services, time-specific deliveries, cross-border services, coast-to-coast air delivery, product returns, temperature-sensitive shipment protection and government material shipments.

YRC Freight serves manufacturing, wholesale, retail and government customers throughout North America. YRC Freight's 20,000 employees are dedicated to operating its extensive network which supports approximately 11 million shipments annually. YRC Freight shipments have an average shipment size of approximately 1,000 lbs. and travel an average distance of roughly 1,300 miles. Operations research and engineering teams centrally coordinate the equipment, routing, sequencing and timing necessary to efficiently transport shipments through its network. On December 31, 2013, YRC Freight's revenue fleet was comprised of approximately 8,500 tractors, including approximately 7,500 owned tractors and 1,000 leased tractors, and approximately 33,000 trailers, including approximately 29,000 owned trailers and 4,000 leased trailers. The YRC Freight network includes 267 strategically located service facilities including 124 owned facilities with 8,374 doors and 143 leased facilities with 6,380 doors.

YRC Freight provides services throughout North America, has one of the largest networks of LTL service centers, equipment and transportation professionals and provides flexible and efficient supply chain solutions including:

•
Standard LTL: One-stop shopping for all big-shipment national LTL freight needs with centralized customer service for LTL shipping among the countries of North America. Flexibility, convenience and reliability that comes with one national freight shipping provider.

•
Guaranteed Standard: a guaranteed on-time service with more direct points than any other guaranteed standard delivery service in North America. Our guaranteed multiple-day window service is designed to meet retail industry needs to reduce chargeback fees.

•
Time-Critical: for expedited and specialized shipments including emergency and window deliveries via ground or air anywhere in North America with shipment arrival timed to the hour or day, proactive notification and a 100% on-time guarantee.

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

YRC Freight includes the operations of its wholly owned Canadian subsidiary, YRC Reimer. Founded in 1952, YRC Reimer offers Canadian shippers a selection of direct connections within Canada, throughout North America and around the world. YRC Reimer is also a part of YRC Freight and its operating network and information systems are completely integrated with those of YRC Freight, enabling YRC Reimer to provide seamless cross-border services between Canada, Mexico and the United States and markets overseas.

YRC Freight represented 64%, 66% and 66% of our consolidated revenue in 2013, 2012 and 2011, respectively.

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

•
Reddaway: headquartered in Tualatin, Oregon, provides local next-day, regional and expedited services through a network located in California, the Pacific Northwest, the Rocky Mountain States and the Southwest. Additionally, Reddaway provides services to Alaska, Hawaii and to the provinces of Alberta and British Columbia, Canada.

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

•	Expedited delivery: including day-definite, hour-definite and time-definite capabilities.

•	Interregional delivery: combining our best-in-class regional networks with reliable sleeper teams, Regional Transportation provides reliable, high-value services between our regional operations.

•	Cross-border delivery: through strategic partnerships, the Regional Transportation companies provide full-service capabilities between the U.S. and Canada, Mexico and Puerto Rico.

•	my.yrcregional.com and NewPenn.com: are e-commerce websites offering secure and customized online resources to manage transportation activity.

The Regional Transportation companies serve manufacturing, wholesale, retail and government customers throughout North America. At December 31, 2013, the Regional Transportation network includes 126 service facilities including 64 owned facilities with 3,950 doors and 62 leased facilities with 2,832 doors. The Regional Transportation revenue fleet includes approximately 6,000 tractors including approximately 5,500 owned and 500 leased and approximately 13,500 trailers including approximately 12,500 owned and 1,000 leased. Regional Transportation's 12,000 employees are dedicated to supporting the delivery of almost 11 million shipments annually.

The Regional Transportation companies accounted for 36%, 34% and 32% of our consolidated operating revenue in 2013, 2012 and 2011, respectively.

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

Recent Developments

In January 2014, we modified our primary labor agreement with our union workforce to, among other things, extend the expiration date of our previous agreement from March 31, 2015 to March 31, 2019. This extension also extended the contribution rates under our multi-employer pension plan. The modification provided for a lump sum payment in lieu of wage increases in 2014 and 2015, but provided for wage increases in 2016 through 2019. Finally, the modification provided for certain changes to work rules and our use of purchased transportation in certain situations.

On January 31, 2014, we consummated a series of private placements pursuant to which: (i) we sold (the “Sales”), in the aggregate, a combination of shares of Common Stock, par value $0.01 per share (the “Common Stock”), and shares of the Company’s new Class A Convertible Preferred Stock, par value $1.00 per share (the “Convertible Preferred Stock”), for an aggregate purchase price of $250.0 million in cash and (ii) certain existing holders of the Company’s 10% Series B Convertible Senior Secured Notes due 2015 (the “Series B Notes”) exchanged or converted their Series B Notes in an aggregate principal amount of approximately $50.6 million, plus, in the case of exchanged Series B Notes, accrued and unpaid interest thereon up to and including January 15, 2014, for an aggregate of 3,394,501 shares of Common Stock (the “Series B Note Exchanges”). We used the proceeds therefrom to, among other things, (i) repay our 6% convertible senior notes, which matured in February of 2014 and (ii) discharge our 10% Series A Convertible Senior Secured Notes due 2015 (the "Series A Notes").

In connection with the Series B Note Exchanges, on January 31, 2014, we amended the indenture governing the Series B Notes to eliminate substantially all of the restrictive covenants, certain events of default and other related provisions contained in the indenture and to release and discharge the liens on the collateral securing the Series B Notes.

Effective January 31, 2014, certain of our subsidiaries, various pension funds party thereto, and Wilmington Trust Company, as agent for such pension funds, entered into the Second Amended and Restated Contribution Deferral Agreement, which, among other things (i) amended and restated the previously effective Amended and Restated Contribution Deferral Agreement, effective as of July 22, 2011 (the “Prior A&R CDA”), (ii) released the agent’s security interest in third priority collateral on the Collateral Release Date (as defined therein), (iii) limited the value of obligations secured by the collateral to the Secured Obligations (as defined therein) and (iv) extended the maturity of deferred pension payments and deferred interest from March 31, 2015 to December 31, 2019.

On February 13, 2014, we repaid our existing asset-based loan (“ABL”) facility and our term loan with proceeds from a new $450 million ABL facility and a new $700 million term loan facility. These transactions extended the maturity of our credit facilities and will reduce our annual cash interest expense.

We refers to transactions described above collectively as the "2014 Financing Transactions." For additional information, please see the "2014 Financing Transactions" footnote to our consolidated financial statements.

Competition

Transportation and logistics professionals use a broad range of providers to meet their supply chain needs in an efficient and cost-effective manner. As one of the leading providers of LTL services in North America, we utilize our portfolio of branded companies to provide freight transportation services that are focused on exceeding client expectations.
Few North American based transportation carriers offer comparable freight management capabilities. By integrating traditional LTL ground, expedited, air and ocean transportation capabilities, we provide a critical freight management link that helps business organizations solve supply chain challenges. Our market studies show that customers prefer using LTL providers based on “service value,” which is the relationship between overall quality and price. We believe that we can compete well against LTL and other transportation services competitors from an overall value perspective.
Our companies operate in a highly competitive environment. Given the growth of U.S. import/export trade, our competitors include global, integrated freight transportation services providers; global forwarders; national freight services providers including intermodal providers; regional or interregional carriers; third party logistics providers; and small, intraregional transportation companies. Our companies also have competitors within several different modes of transportation including: LTL, truckload, air and ocean cargo, intermodal rail, transportation consolidators and privately owned fleets.
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
LTL transportation providers consolidate numerous shipments generally ranging from 100 to 10,000 pounds from varying businesses at individual service centers in close proximity to where those shipments originated. Utilizing expansive networks of pickup and delivery operations around local service centers, shipments are moved between origin and destination using distribution centers when necessary, where consolidation and deconsolidation of shipments occur. Depending on the distance shipped, shared load providers are often classified into one of four sub-groups:

•
Regional - Average distance is typically less than 500 miles with a focus on one- and two-day delivery times. Regional transportation companies can move shipments directly to their respective destination centers, which increases service reliability and avoids costs associated with intermediate handling.

•
Interregional - Average distance is usually between 500 and 1,000 miles with a focus on two- and three-day delivery times. There is a competitive overlap between regional and national providers in this category, as each group sees the interregional segment as a growth opportunity, and few providers focus exclusively on this sector.

•
National - Average distance is typically in excess of 1,000 miles with focus on two- to five-day delivery times. National providers rely on intermediate shipment handling through a network of facilities, which require numerous satellite service centers, multiple distribution centers and a relay network. To gain service and cost advantages, they often ship directly between service centers, minimizing intermediate handling.

•
Global - Providing freight forwarding and final-mile delivery services to companies shipping to and from multiple regions around the world. This service can be offered through a combination of owned assets or through a purchased transportation model.

YRC Freight provides services in all four sub-groups in North America. Holland, New Penn and Reddaway compete in the regional, interregional and national transportation marketplace. Each brand competes against a number of providers in these markets from small firms with one or two vehicles to global competitors with thousands of physical assets. While we have competitors with a similar multi-dimensional approach, there are few in the traditional LTL segment with as comprehensive an offering in those categories as our carriers provide.
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
Our operating companies are subject to regulatory and legislative changes, which can affect our economics and those of our competitors. Among potential regulatory changes are potential revisions to rules governing hours of service for commercial truck drivers and safety programs that could impact the pool of available drivers. Various federal and state agencies regulate us, and our operations are also subject to various federal, foreign, state, provincial and local environmental laws and regulations dealing with transportation, storage, presence, use, disposal and handling of hazardous materials, emissions related to the use of petroleum based fuels, discharge of storm-water and underground fuel storage tanks. Our drivers and facility employees are protected by occupational safety and health regulations and our drivers by hours of service regulations. We are also subject to regulations to combat terrorism that the U.S. Department of Homeland Security and other agencies impose. See the Risk Factors section related to our compliance with laws and regulations in Item 1A of this report.
Environmental Matters

Our operations are subject to U.S. federal, foreign, state, provincial and local regulations with regard to air and water quality and other environmental matters. We believe that we are in substantial compliance with these regulations. Regulations in this area continue to evolve and changes in standards of enforcement of existing regulations, as well as the enactment and enforcement of new legislation or regulation, may require us and our customers to modify, supplement or replace equipment or facilities or to change or discontinue present methods of operation.
Our operating companies store fuel for use in our revenue equipment in approximately 288 underground storage tanks (“USTs”) located throughout the U.S. Maintenance of such USTs is regulated at the federal and, in some cases, state level. The USTs are required to have leak detection systems and must be extracted if we exit the property. Traditionally upon sale of properties containing USTs, the UST is considered an asset in the transaction and, as such, we contractually transfer this removal obligation to the buyer, or remove the UST at closing at the Buyer's expense.
During 2013, we spent approximately $7.9 million to comply with U.S. federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, “Environmental Regulations”). In 2014, we expect to spend approximately $8.1 million to comply with the Environmental Regulations. Based upon current information, we believe that our compliance with Environmental Regulations will not have a material adverse effect upon our capital expenditures, results of operations or competitive position because we have either made adequate reserves for such compliance expenditures or the cost for such compliance is expected to be small in comparison with our overall expenses.
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
While PRPs in Superfund actions have joint and several liabilities for all costs of remediation, it is not possible at this time to quantify our ultimate exposure because the projects are either in the investigative or early remediation stage. Based upon current information, we do not believe that probable or reasonably possible expenditures in connection with the sites described above are likely to have a material adverse effect on our financial condition or results of operations because:

•	To the extent necessary, we have established adequate reserves to cover the estimate we presently believe will be our liability with respect to the matter;

•	We and our subsidiaries have only limited or de minimis involvement in the sites based upon volumetric calculations;

•	Other PRPs involved in the sites have substantial assets and may reasonably be expected to pay their share of the cost of remediation; and

•	We believe that our ultimate liability is relatively small compared with our overall expenses.
We are subject to various other governmental proceedings and regulations, including foreign regulations, relating to environmental matters and are investigating potential violations of environmental regulations with respect to certain sites, but we do not believe that any of these matters or investigations are likely to have a material adverse effect on our business, financial condition, liquidity or results of operations.
This section, “Environmental Matters,” contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E Exchange Act. See the introduction section immediately prior to "Part I" and Risk Factors in "Item 1A" of this report regarding these statements. Our expectations regarding our compliance with Environmental Regulations and our expenditures to comply with Environmental Regulations, including (without limitation) our capital expenditures on environmental control equipment, and the effect that liability from Environmental Regulation or Superfund sites may have on our competitive position, financial condition or results of operations, are only our expectations regarding these matters. These expectations may be substantially different from actual results, which may be affected by the following factors: changes in Environmental Regulations; unexpected, adverse outcomes with respect to sites where we have been named as a PRP, including (without limitation) the sites described above, and to sites in which we are investigating potential violations of Environmental Regulations; the discovery of new sites of which we are not aware and where additional expenditures may be required to comply with Environmental Regulations; an unexpected discharge of hazardous materials in the course of our business or operations; an acquisition of one or more new businesses; a catastrophic event causing discharges into the environment of hydrocarbons; the inability of other PRPs to pay their share of liability for a Superfund site; and a material change in our allocation of the volume of discharge and a resulting change in our liability as a PRP with respect to a site.
Economic Factors and Seasonality

Our business is subject to a number of general economic factors that may have a material adverse effect on the results of our operations, many of which are largely out of our control. These include the impact of the recent severe recession and resulting slow-growth economy and recessionary economic cycles and downturns in individual customer's business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers. Economic conditions may adversely affect our customers' business levels, the amount of transportation services they need and their ability to pay for our services. We operate in a highly price-sensitive and competitive industry, making industry pricing actions, quality of customer service, effective asset utilization and cost control major competitive factors. All of our revenues are subject to seasonal variations. Customers tend to reduce shipments just prior to and then after the winter holiday season, and operating expenses as a percent of revenue tend to be higher, and operating cash flows as a percent of revenue tend to be lower, in the winter months primarily due to colder weather and seasonally lower levels of shipments and the seasonal timing of expenditures. Generally, most of the first quarter and the latter part of the fourth quarter are the seasonally weakest while the second and third quarters are the seasonally strongest. The availability and cost of labor and other operating cost inputs, such as fuel and equipment maintenance and equipment replacements, can significantly impact our overall cost structure, competitive position within our industry and our resulting earnings and cash flows.

Financial Information About Geographic Areas

Our revenue from foreign sources is largely derived from Canada and Mexico. We have certain long-lived assets located in these areas as well. We discuss this information in the "Business Segments" footnote to our consolidated financial statements.

Item 1A. Risk Factors

In addition to the risks and uncertainties described elsewhere in this report or in our other SEC filings, the following risk factors should be considered carefully in evaluating us. These risks could have a material adverse effect on our business, financial condition and results of operations.

Liquidity Risks

Our substantial indebtedness and cash interest payment obligations, lease obligations and pension funding obligations could adversely affect our financial flexibility and our competitive position.

As of December 31, 2013, we had $1,363.4 million in aggregate principal of outstanding indebtedness. Although our 2014 Financing Transactions reduced our outstanding indebtedness and extended the maturities for a substantial portion of our debt to 2019, we remain substantially levered. Refer to the "2014 Financing Transactions" footnote to our consolidated financial statements for more details.

We also have, and will continue to have, significant lease obligations. As of December 31, 2013, our expected minimum cash payments under our operating leases for 2014 are $56.1 million and our operating lease obligations totaled $166.6 million, which are primarily payable through 2019. We currently plan to procure a portion of our new revenue equipment using operating leases in 2014 and beyond in the same manner. We expect our funding obligations in 2014 under our single-employer pension plans and the multi-employer pension funds will be approximately $168.6 million. Despite the extended maturities and substantial interest savings resulting from the new facility, our substantial indebtedness, lease obligations and pension funding obligations could continue to have a significant impact on our business.

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from taking advantage of business opportunities;

•	make it more difficult to satisfy our financial obligations and covenants in our credit facilities;

•	place us at a competitive disadvantage compared to our competitors that have less debt, lease obligations, and pension funding obligations; and

•
limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes on satisfactory terms or at all.

In addition, the failure to comply with our financial covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Our ability to fund working capital needs and capital expenditures will depend on our ability to generate cash in the future.

Our ability to generate cash in the future, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. We believe that our results of operations will provide sufficient liquidity to fund our operations and meet our covenants for the foreseeable future, including the next twelve months.

Our ability to satisfy our liquidity needs beyond 2014 is dependent on a number of factors, some of which are outside of our control. These factors include:

•	we must achieve improvements in our operating results in our YRC Freight operating segment, which rely upon pricing and shipping volumes and network efficiencies;

•	we must continue to comply with covenants and other terms of our credit facilities;

•
we must continue to implement and realize cost saving measures to match our costs with business levels in a manner that does not harm operations and our productivity and efficiency initiatives must be successful; and

•
we must be able to generate operating cash flows that are sufficient to meet cash requirements for pension contributions to our single and multi employer pension funds, cash interest and principal payments on our funded debt, payments on our equipment leases, and for capital expenditures or additional lease payments for new revenue equipment.

A failure to meet our liquidity needs could materially and adversely affect on our business, financial condition, liquidity and results of operations.

We incurred net losses in each of fiscal 2013, 2012 and 2011. We may not obtain the projected benefits and cost savings from productivity and efficiency initiatives. If we incur future net losses we may need additional capital to meet our future cash requirements and execute our business strategy.

Our business experienced net losses in each of fiscal 2013, 2012 and 2011. Contributing factors to our net losses in fiscal 2013, 2012 and 2011 were the challenges facing transportation services generally as a result of the prolonged slow economic recovery, competitive pressures in the LTL industry stemming from excess capacity that resulted in lower profit margins, interest expense and financing costs, and our operating cost structure. In each of 2009, 2011 and 2014, we implemented financial restructurings to improve our balance sheet and to provide additional operating liquidity. Since our restructuring in 2011, our senior management team and board of directors have put strategies in place that are focused on driving productivity and efficiency improvements. These efforts have been concentrated on improving pricing and shipping volumes as well as customer mix, redeploying shared services and, in turn, driving more autonomy, responsibility and accountability to our operating companies, streamlining operations and our transportation network, and divesting non-core assets. There is no assurance that these changes and improvements will be successful, that their implementation will have a positive impact on our operating results or that we will not have to initiate additional changes and improvements in order to achieve the projected benefits and cost savings. For example, our operating results for the second and quarters of 2013 were adversely affected by driver shortages and challenges in implementing our network optimization. If we incur future net losses, we may experience liquidity challenges and we may need to raise additional capital to meet our future cash requirements and to execute our business strategy.

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

The documents governing our existing indebtedness contain, and the documents governing any future indebtedness will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest. The documents governing our existing indebtedness, among other things, limit our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	make certain restricted payments or investments;

•	enter into agreements that restrict distributions from restricted subsidiaries;

•	sell or otherwise dispose of assets, including capital stock of restricted subsidiaries;

•	enter into transactions with affiliates;

•	create or incur liens;

•	enter into sale/leaseback transactions;

•	merge, consolidate or sell substantially all of our assets; and

•	make investments and acquire assets.

The restrictions could adversely affect our ability to:

•	finance our operations;

•	make strategic acquisitions or investments or enter into alliances;

•	withstand a future downturn in our business or the economy in general;

•	engage in business activities, including future opportunities, that may be in our interest; and

•	plan for or react to market conditions or otherwise execute our business strategies.

Our ability to obtain future financing or to sell assets could be adversely affected because substantially all of our assets have been secured as collateral for the benefit of the holders of our indebtedness.

Our failure to comply with the covenants in the documents governing our existing and future indebtedness could materially adversely affect our financial condition and liquidity.

The documents governing our indebtedness contain financial covenants, affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. During the next twelve months, the thresholds required under the financial covenants in our credit facilities are subject to significant step-ups, specifically our maximum total leverage ratio. In the event our operating results indicate we will not meet our maximum total leverage ratio, we will take action to improve our maximum total leverage ratio which will include paying down our outstanding indebtedness with either cash on hand or from cash proceeds from equity issuances. The issuance of equity is outside of our control and there can be no assurance that management will be able to issue additional equity at terms that are agreeable to us. If we are unsuccessful in meeting our financial covenants, we will need to seek an amendment or waiver from our lenders or otherwise we will be in default under our credit facilities, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to collateral. If our lenders under our credit facilities demand payment, we will not have sufficient cash and cash flows from operations to repay such indebtedness. In addition, a default under our credit facilities or the lenders exercising their remedies thereunder would trigger cross-default provisions in our other indebtedness and certain other operating agreements. Our ability to amend our credit facilities or otherwise obtain waivers from our lenders depends on matters that are outside of our control and there can be no assurance that we will be successful in that regard. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain additional financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity.

Risks Related to Our Common Stock

The price of our Common Stock may fluctuate significantly, and this may make it difficult to resell our Common Stock when holders want or at prices they find attractive.

The market price for our Common Stock has been highly volatile and subject to wide fluctuations. During the period from July 22, 2011 following the completion of our 2011 restructuring until February 25, 2014, the market price of our Common Stock ranged from $303.00 (as adjusted to give retroactive effect to our December 1, 2011 1:300 reverse stock split) to $4.56 per share. We expect the market price of our Common Stock to continue to be volatile and subject to wide fluctuations in response to a wide variety of factors, including the following:

•	fluctuations in stock market prices and trading volumes of securities of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our operating results, or the operating results of our competitors;

•	changes in our financial guidance, if any, or securities analysts’ estimates of our financial performance;

•	sales of large blocks of our Common Stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of any of our key personnel;

•	announcements related to litigation;

•	changing legal or regulatory developments in the U.S. and other countries; and

•	discussion of us or our stock price by the financial press and in online investor communities.

In addition, the stock markets from time to time experience price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies and that may be extreme. These fluctuations may adversely affect the trading price of our Common Stock, regardless of our actual operating performance.

We issued a substantial number of shares of Common Stock and shares of Convertible Preferred Stock convertible into shares of our Common Stock in connection with our 2014 Financing Transactions and have agreed to register such shares of Common Stock under the Securities Act, which could lead to significant sales of our Common Stock and may adversely affect the market price of our Common Stock.

Pursuant to the 2014 Financing Transactions, we issued an aggregate of 17,727,835 shares of our Common Stock and 583,334 shares of our Convertible Preferred Stock, which may become convertible into 2,333,336 shares of our Common Stock upon stockholder approval of an amendment to our certificate of incorporation, subject to certain limitations. We are unable to predict the potential effects of such issuance of Common Stock, including the shares of Common Stock to be issued upon conversion of the Convertible Preferred Stock, on the trading activity and market price of our Common Stock. Pursuant to a registration rights agreement we entered into in connection with the sale of equity and the exchange of our Series B Notes, we have granted certain registration rights for the resale of shares of our Common Stock issued in the Sales and Series B Notes Exchanges, including the shares of our Common Stock issuable upon conversion of the Convertible Preferred Stock. These registration rights would facilitate the resale of such shares of Common Stock into the public market, and would increase the number of shares of our Common Stock available for public trading. Sales of a substantial number of shares of our Common Stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of our Common Stock.

Future issuances of our Common Stock or equity-related securities in the public market could adversely affect the trading price of our Common Stock and our ability to raise funds in new stock offerings.

In the future, we may issue significant numbers of additional shares of our Common Stock to raise capital or in connection with a restructuring or refinancing of our maturing indebtedness. Shares of our Common Stock are reserved for issuance on conversion of our remaining convertible notes, exercise of outstanding stock options and vesting of outstanding share units. As of December 31, 2013, we had outstanding options to purchase an aggregate of approximately 33,000 shares of Common Stock, outstanding nonvested restricted stock and share units representing the right to receive a total of approximately 658,000 shares of Common Stock upon vesting and an aggregate of approximately 854,000 shares of our Common Stock was reserved for future issuance under our 2011 Incentive and Equity Award Plan (the “2011 Plan”). We have registered under the Securities Act all of the shares of Common Stock that we may issue upon the exercise of our outstanding options and the vesting of outstanding share units and on account of future awards made under the 2011 Plan. All of these registered shares can be freely sold in the public market upon issuance, except for shares issued to our directors and executive officers, which sales are subject to certain volume restrictions. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our Common Stock.

We cannot predict the size of future issuances or the effect, if any, that such issuances may have on the market price for our Common Stock. Sales of significant amounts of our Common Stock or equity-related securities in the public market, or the perception that such sales may occur, could adversely affect prevailing trading prices of our Common Stock and the value of our remaining convertible notes and could impair our ability to raise capital through future offerings of equity or equity-related securities. Further sales of shares of our Common Stock or the availability of shares of our Common Stock for future sale, including sales of our Common Stock by investors who view our remaining convertible notes as a more attractive means of equity participation in our Company or in connection with hedging and arbitrage activity that may develop with respect to our Common Stock, could adversely affect the trading price of our Common Stock.

We do not intend to pay dividends on our Common Stock in the foreseeable future.

We do not anticipate that we will be able to pay any dividends on shares of our Common Stock in the foreseeable future. We intend to retain any future earnings to fund operations, to service debt and to use for other corporate needs.

We can issue shares of preferred stock that may adversely affect the rights of holders of our Common Stock.

Our certificate of incorporation currently authorizes the issuance of five million shares of preferred stock. Our board of directors is authorized to approve the issuance of one or more series of preferred stock without further authorization of our shareholders and to fix the number of shares, the designations, the relative rights and the limitations of any series of preferred stock. As a result, our board, without shareholder approval, could authorize the issuance of preferred stock with voting, conversion and other rights that could proportionately reduce, minimize or otherwise adversely affect the voting power and other rights of holders of our Common Stock or other series of preferred stock or that could have the effect of delaying, deferring or preventing a change in our control.

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

Our business is subject to a number of general economic factors that may adversely affect our business, financial condition and results of operations, many of which are largely out of our control. These factors include recessionary economic cycles and downturns in customers' business cycles and changes in their business practices, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers. Economic conditions may adversely affect our customers' business levels, the amount of transportation services they need and their ability to pay for our services. Because a portion of our costs are fixed, it may be difficult for us to quickly adjust our cost structure proportionally with fluctuations in volume levels. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our reserve for bad-debt losses. Further, we depend on our suppliers for equipment, parts and services that are critical to our business. A disruption in the availability of these supplies or a material increase in their cost due to adverse economic conditions or financial constraints of our suppliers could adversely impact our business, results of operations and liquidity.

We are subject to business risks and increasing costs associated with the transportation industry that are largely out of our control, any of which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to business risks and increasing costs associated with the transportation industry that are largely out of our control, any of which could adversely affect our business, financial condition and results of operations. The factors contributing to these risks and costs include weather, excess capacity in the transportation industry, interest rates, fuel prices and taxes, fuel surcharge collection, terrorist attacks, license and registration fees, insurance premiums, self-insurance levels, and letters of credit required to support outstanding claims, difficulty in recruiting and retaining qualified drivers, the risk of widespread disruption of our technology systems, and increasing equipment and operational costs. Our results of operations may also be adversely affected by seasonal factors. Further, the future availability and support available for our current technology may make it necessary for us to upgrade or change these systems, which may be costly and could disrupt or reduce the efficiency of our operations.

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

•	Our customers may negotiate rates or contracts that minimize or eliminate our ability to offset fuel price increases through fuel surcharges.

•	Many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved transportation service providers, and in some instances, we may not be selected.

•	Many customers periodically accept bids from multiple carriers for their shipping needs, which may depress prices or result in the loss of some business to competitors.

•	The trend towards consolidation in the ground transportation industry may create other large carriers with greater financial resources and other competitive advantages relating to their size.

•	Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments.

•	Competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and prices.

•	As a union carrier, we may have a competitive disadvantage against non-union carriers with lower cost structures and greater operating flexibility.

If our relationship with our employees and unions were to deteriorate, we may be faced with labor disruptions or stoppages, which could have a material adverse effect on our business, financial condition and results of operations and place us at a disadvantage relative to non-union competitors.

Virtually all of our operating subsidiaries have employees who are represented by the International Brotherhood of Teamsters ("IBT"). These employees represent the majority of our workforce at December 31, 2013. Salaries, wages and employee benefits composes over half of our operating costs.

Each of our YRC Freight, New Penn, and Holland subsidiaries employ most of their unionized employees under the terms of a common national master freight agreement with the IBT, as supplemented by additional regional supplements and local agreements, a significant majority of which will expire on March 31, 2019. The IBT also represents a number of employees at Reddaway, and Reimer under more localized agreements, which have wages, benefit contributions and other terms and conditions that better fit the cost structure and operating models of these business units.

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

Our subsidiaries began making contributions to most of the multi-employer pension funds (the "funds”) beginning June 1, 2011 at the rate of 25% of the contribution rate in effect on July 1, 2009. A fund that did not allow our subsidiaries to begin making contributions at a reduced rate to the fund elected to either (i) apply the amount of the contributions toward paying down previously deferred contributions under our Contribution Deferral Agreement, or (ii) have the amount of the contributions placed in escrow until such time when the fund is able to accept re-entry at the reduced rate.

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

We believe that based on information obtained from public filings and from plan administrators and trustees, our portion of the contingent liability in the case of a full withdrawal from or termination of all of the multi-employer pension plans would be an estimated $10 billion on a pre-tax basis. If we were subject to withdrawal liability with respect to a plan, ERISA provides that a withdrawing employer can pay the obligation in a lump sum or over time based upon an annual payment that is the product of the highest contribution rate to the relevant plan multiplied by the average of the three highest consecutive years measured in contribution base units, which, in some cases, could be up to 20 years. Even so, our applicable subsidiaries have no current intention of taking any action that would subject us to payment of material withdrawal obligations, however we cannot provide any assurance that such obligations will not arise in the future which would have a material adverse effect on our business, financial condition, liquidity and results of operations.

Ongoing self-insurance and claims expenses could have a material adverse effect on our business, financial condition and results of operations.

Our future insurance and claims expenses might exceed historical levels. We currently self-insure for a majority of our claims exposure resulting from cargo loss, personal injury, property damage and workers' compensation. If the number or severity of claims for which we are self-insured increases, our business, financial condition and results of operations could be adversely affected, and we may have to post additional letters of credit or cash collateral to state workers' compensation authorities or insurers to support our insurance policies, which may adversely affect our liquidity. Although we have significantly reduced our letter of credit expense in recent periods, there is no assurance this trend will continue. If we lose our ability to self insure, our insurance costs could materially increase, and we may find it difficult to obtain adequate levels of insurance coverage.

We have significant ongoing capital expenditure requirements that could have a material adverse effect on our business, financial condition and results of operations if we are unable to generate sufficient cash from operations.

Our business is capital intensive. Our capital expenditures focus primarily on revenue equipment replacement, land and structures and investments in information technology. In light of our operating results over the past few years and our liquidity needs, we have deferred certain capital expenditures in recent years and may need to continue to do so in the future, including the next twelve months.  As a result, the average age of our fleet has increased and we will need to update our fleet periodically. If we are unable to generate sufficient cash from operations to fund our capital requirements, we may have to limit our growth, utilize our existing liquidity, or enter into additional financing arrangements, including leasing arrangements, or operate our revenue equipment (including tractors and trailers) for longer periods resulting in increased maintenance costs, any of which could reduce our operating income. If our cash from operations and existing financing arrangements are not sufficient to fund our capital expenditure requirements, we may not be able to obtain additional financing at all or on terms acceptable to us. In addition, our credit facilities contain provisions that limit our level of annual capital expenditures.

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

We are subject to various Environmental Regulations, and costs of compliance with, or liabilities for violations of, existing or future laws and regulations could significantly increase our costs of doing business.

Our operations are subject to Environmental Regulations dealing with, among other things, the handling of hazardous materials, underground fuel storage tanks and discharge and retention of storm water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination may have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable environmental laws or regulations, it could significantly increase our cost of doing business. Under specific environmental laws and regulations, we could be held responsible for all of the costs relating to any contamination at our past or present terminals and at third-party waste disposal sites. If we fail to comply with applicable environmental laws and regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

In addition, as climate change initiatives become more prevalent, federal, state and local governments and our customers are beginning to promulgate solutions for these issues. This increased focus on greenhouse gas emission reductions and corporate environmental sustainability may result in new regulations and customer requirements that could negatively affect us. This could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations and customer requirements, as well as increased indirect costs or loss of revenue resulting from, among other things, our customers incurring additional compliance costs that affect our costs and revenues. We could also lose revenue if our customers divert business from us because we have not complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our business may be harmed by anti-terrorism measures.

In the aftermath of the terrorist attacks on the United States, federal, state and municipal authorities have implemented and are implementing various security measures, including checkpoints and travel restrictions on large trucks. Although many companies would be adversely affected by any slowdown in the availability of freight transportation, the negative impact could affect our business disproportionately. For example, we offer specialized services that guarantee on-time delivery. If the security measures disrupt or impede the timing of our deliveries, we may fail to meet the needs of our customers, or may incur increased expenses to do so. We cannot assure you that these measures will not significantly increase our costs and reduce our operating margins and income.

The outcome of IRS audits to which we and our subsidiaries are a party could have a material adverse effect on our businesses, financial condition and results of operations.

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

We have been and continue to be involved in legal proceedings, claims and other litigation that arise in the ordinary course of business. Litigation may be related to labor and employment, competitive matters, personal injury, property damage, safety and contract compliance, environmental liability, our past financial restructurings and other matters. We are currently subject to putative class action litigation in connection with public statements made by prior management regarding our financial restructuring in 2009.  We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” footnote to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  Some or all of our expenditures to defend, settle or litigate these matters may not be covered by insurance or could impact our cost and ability to obtain insurance in the future.  Litigation can be expensive, lengthy and disruptive to normal business operations, including to our management due to the increased time and resources required to respond to and address the litigation. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome of any particular matter or any future legal proceedings could have a material adverse effect on our business, financial condition, liquidity or results of operations. In the future, we could incur judgments or enter into settlements of claims that could harm our financial position, liquidity and results of operations.

We may not obtain further benefits and cost savings from operational changes and performance improvement initiatives.

In response to our business environment, we initiated operational changes and process improvements to reduce costs and improve financial performance. These changes and initiatives include evaluating management talent, reducing overhead costs, closing redundant facilities, making upgrades to our technology, eliminating non-core assets and unnecessary activities and implementing changes of operations under our labor agreements. There is no assurance that these changes and improvements will be successful , that their implementation may not have an adverse impact on our operating results or that we will not have to initiate additional changes and improvements in order to achieve the projected benefits and cost savings.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2013, we operated a total of 393 transportation service facilities located in 50 states, Puerto Rico, Canada and Mexico for our YRC Freight and Regional Transportation segments. Of this total, 188 are owned and 205 are leased, generally with lease terms ranging from one month to ten years with right of renewal options. The number of customer freight servicing doors totaled 21,536, of which 12,324 are at owned facilities and 9,212 are at leased facilities. The transportation service centers vary in size ranging from one to three doors at small local facilities, to 426 doors at the largest consolidation and distribution facility. In addition, we and our subsidiaries own and occupy general office buildings in Lebanon, Pennsylvania; and Holland, Michigan. We also lease and occupy general office buildings in Overland Park, Kansas, Tualatin, Oregon and Winnipeg, Manitoba. Our owned transportation service facilities and office buildings serve as collateral under our credit agreements.

Our facilities and equipment are adequate to meet current business requirements in 2014. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of expectations regarding capital spending in 2014.

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

Executive Officers of the Registrant

The following are our executive officers, each of whom serves until his or her successor has been elected and qualified or until his or her earlier resignation or removal:

Name	Age	Position(s) Held
James L. Welch	59
Chief Executive Officer of YRC Worldwide Inc. (since July 2011); President of YRC Freight (subsidiary of the Company) (September 2013-February 2014); President and Chief Executive Officer, Dynamex Inc. (transportation and logistics services) (2008-July 2011); Interim Chief Executive Officer, JHT Holdings (truck transportation) (2007-2008); President and Chief Executive Officer (2000-2007), and various other positions (1978-2000), Yellow Transportation (subsidiary of the Company); Current Director: SkyWest Inc. (regional airline) (since 2007), Erickson Air-Crane, Inc. (since 2012) Former Director: Dynamex Inc., Spirit AeroSystems Holdings Inc. (commercial airplane assemblies and components), and Roadrunner Transportation (transportation and logistics services).

Jamie G. Pierson	44
Executive Vice President and Chief Financial Officer of YRC Worldwide Inc. (since November 2011); Interim Chief Financial Officer of YRC Worldwide Inc. (August 2011-November 2011); Managing Director, Alvarez & Marsal North America, LLC (professional services) (2008-November 2011); Vice President - Corporate Development and Integration, Greatwide Logistics Services, Inc. (transportation and logistics) (2007-2008); Director, FTI Capital Advisors, LLC (investment bank) (2002-2007); Vice President, FTI Consulting, Inc. (2001-2002); Vice President, Stonegate Securities, Inc. (investment bank) (2000-2001); Associate, Houlihan Lokey Howard & Zukin (investment bank) (1997-2000).

Michelle A. Friel	44
Executive Vice President, General Counsel and Secretary of YRC Worldwide Inc. (since February 2012); Senior Vice President, General Counsel and Secretary of Spirit AeroSystems Holdings, Inc. (2010-2012); Associate General Counsel of Spirit AeroSystems Holdings, Inc. (2009-2010); Vice President - Legal and Assistant General Counsel of YRC Worldwide Inc. (2003-2009).

Darren D. Hawkins	44
President (since February 2014), Senior Vice President - Sales and Marketing (January 2013-February 2014) of YRC Freight; Director of Operations (December 2011-January 2013) and Director of Sales (January 2009-December 2011) for Con-Way Freight, a subsidiary of Con-Way, Inc.; various positions of increasing responsibility with Yellow Transportation (1991-2009).

Scott D. Ware	53
President (since May 2012), Vice President Operations & Linehaul (2009-2012) and Vice President Linehaul (2007-2009) of USF Holland Inc. (subsidiary of the Company); Director of Linehaul of SAIA Inc. (2002-2007); Director of Linehaul of JEVIC (2000-2002); various industry management roles with Preston, Overnite, Con-Way and Spartan Express (1985-2000).

Thomas J. O'Connor	53
President of Reddaway (subsidiary of the Company) (since January 2007); President of USF Bestway (subsidiary of the Company) (2005-2007); Vice President - Western Division and officer of the Company (1999-2005), District Manager (1995-1999) and various management positions of increasing responsibility (1982-1995) of Roadway Express, Inc. (subsidiary of the Company).

Steven D. Gast	60	President (since January 2006), Vice President of Finance and Administration (2001-2006) and Vice President of Pricing and Strategic Planning (1997-2001) of New Penn (subsidiary of the Company).

Mark D. Boehmer	53	Vice President and Treasurer of YRC Worldwide (since July 2013); Vice President and Treasurer of Sealy Corporation (bedding manufacturer) (2003-2013).

Stephanie D. Fisher	37
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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 4, 2014, 175 shareholders of record held YRC Worldwide common stock. Trading activity averaged 621,240 shares per day during 2013, up from 135,359 per day in 2012. The NASDAQ Stock Market quotes prices for our common stock under the symbol “YRCW.” As part of our 2014 Financing Transactions, on January 31, 2014, we issued 583,334 shares of YRC Worldwide preferred stock (that are convertible into 2,333,336 shares of Common Stock upon meeting certain conditions). These preferred shares were outstanding as of March 4, 2014.

On July 22, 2011, we issued an aggregate of 4,999,999 shares of Series B Preferred Stock to satisfy a portion of the outstanding credit agreement claims (3,717,948 shares) and to satisfy our obligation to the IBT for their modifications and extension of the labor agreement in October 2010 (1,282,051 shares). The 4,999,999 shares of Series B Preferred Stock were converted into 6,210,369 shares of common stock in September 2011. No shares of Series B Preferred Stock remain outstanding. See additional details in the "Shareholders' Deficit" footnote to our consolidated financial statements.

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

The reverse stock split reduced the number of shares of our common stock available for issuance under our employee and director equity plans in proportion to the reverse stock split ratio. Under the terms of our outstanding equity awards, the reverse stock split reduced the number of shares of our common stock issuable upon exercise or vesting of such awards in proportion to the reverse stock split ratio and caused a proportionate increase in the exercise price of such awards to the extent they were stock options. The number of shares of our common stock issuable upon exercise or vesting of outstanding equity awards was rounded to the nearest whole share and no cash payment was made in respect of such rounding. Shareholders' Deficit was retroactively adjusted to give effect to the reverse stock splits for all periods presented by reclassifying from Common stock to Capital surplus, the par value of the share reduction in connection with the reverse splits. All share numbers and per share amounts in this report and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been retroactively adjusted to give effect to the reverse stock split.

Quarterly Financial Information (unaudited)

	2013
(in millions, except per share and share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (c)
Operating revenue	$1,162.5	$1,242.5	$1,252.7	$1,207.7
(Gains) losses on property disposals, net	(4.5)	1.3	1.3	(0.3)
Operating (loss) income	9.9	14.3	5.8	(1.6)
Net (income) loss	(24.5)	(15.1)	(44.4)	0.4
Diluted loss per share(b)	(2.93)	(1.72)	(4.45)	(1.71)
Common stock:
High	9.60	30.49	36.99	20.58
Low	5.75	6.69	14.39	7.06

	2012 (a)
(in millions, except per share and share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$1,194.3	$1,250.8	$1,236.8	$1,168.6
(Gains) losses on property disposals, net	8.3	(6.5)	(2.3)	(9.2)
Operating (loss) income	(48.7)	15.5	27.3	30.0
Net (loss) income	(81.6)	(22.6)	3.0	(35.3)
Less: Net income attributable to non-controlling interest	3.9	—	—	—
Net (loss) income attributable to YRC Worldwide Inc.	(85.5)	(22.6)	3.0	(35.3)
Diluted loss per share(b)	(12.40)	(3.21)	(4.30)	(4.53)
Common stock:
High	13.99	8.05	7.46	7.74
Low	6.48	4.61	5.07	6.52

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

(b)
Diluted loss per share were computed independently for each of the quarters presented. The sum of the quarters may differ from the total annual amount primarily due to change in the number of outstanding shares in the year and the impact of the if-converted method used to calculate earnings per share.

(c)	The fourth quarter 2013 results were impacted by the 2013 tax rate, which included a benefit recognized due to application of ASC 740 rules regarding intra-period tax allocation.

Purchases of Equity Securities by the Issuer

We did not repurchase any shares of our common stock in 2013, 2012 and 2011. Our credit agreement as of December 31, 2013 did not permit us to purchase shares of our common stock.

Dividends

We did not declare any cash dividends on our common stock in 2013, 2012 and 2011. Our credit agreement as of December 31, 2013 did not permit us to declare dividends on any of our outstanding capital stock.

Common Stock Performance

Set forth below is a line graph comparing the quarterly percentage change in the cumulative total stockholder return of the Company's common stock against the cumulative total return of the S&P Composite-500 Stock Index and the Dow Jones Transportation Average Stock Index for the period of five years commencing December 31, 2008 and ending December 31, 2013.

Item 6. Selected Financial Data

Our selected financial data below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data" included in this Form 10-K.

(in millions, except share and per share data)	2013	2012	2011	2010	2009
For the Year
Operating revenue	$4,865.4	$4,850.5	$4,868.8	$4,334.6	$4,871.0
Operating income (loss)	28.4	24.1	(138.2)	(227.9)	(882.0)
Net loss from continuing operations	(83.6)	(136.5)	(354.4)	(304.7)	(631.7)
Net income (loss) from discontinued operations, net of tax	—	—	—	(23.1)	12.2
Net loss	(83.6)	(136.5)	(354.4)	(327.8)	(619.5)
Less: Net income (loss) attributable to non-controlling interest	—	3.9	(3.1)	(2.0)	—
Net loss attributable to YRC Worldwide Inc.	(83.6)	(140.4)	(351.3)	(325.8)	(619.5)
Amortization of beneficial conversion feature on preferred stock	—	—	(58.0)	—	—
Net loss attributable to common shareholders	(83.6)	(140.4)	(409.3)	(325.8)	(619.5)
Acquisition of property and equipment	(66.9)	(66.4)	(71.6)	(19.2)	(36.3)
Proceeds from disposal of property and equipment	9.8	50.4	67.5	85.7	133.1
Disposition of affiliates, net of cash sold	—	—	—	34.3	31.9
Net cash provided by (used in) operating activities	12.1	(25.9)	(26.0)	0.7	(379.3)
Net cash provided by (used in) investing activities	(23.5)	19.8	(156.6)	106.0	135.1
Net cash provided by (used in) financing activities	(21.0)	14.3	240.1	(61.5)	16.7

At Year-End
Total assets	$2,064.9	$2,225.5	$2,485.8	$2,571.6	$3,008.0
Total debt	1,363.4	1,375.4	1,354.7	1,060.1	1,132.9
Total YRC Worldwide Inc. shareholders' equity (deficit)	(597.4)	(629.1)	(353.9)	(209.5)	149.4
Non-controlling interest	—	—	(4.6)	(1.9)	—
Total shareholders' equity (deficit)	(597.4)	(629.1)	(358.5)	(211.4)	149.4

Measurements
Basic & Diluted per share data:
Net loss from continuing operations attributable to YRC Worldwide Inc.	$(8.96)	$(19.20)	$(196.12)	$(2,293.30)	$(79,519.96)
Net income (loss) from discontinued operations	—	—	—	(174.87)	1,540.16
Net loss	(8.96)	(19.20)	(196.12)	(2,468.17)	(77,979.80)
Average common shares outstanding (in thousands)	9,332	7,311	2,087	132	8

Other Data
Number of employees	32,000	32,000	32,000	32,000	36,000
Operating ratio: (a)
YRC Freight	101.0%	101.2%	102.8%	105.9%	121.0%
Regional Transportation	95.4%	95.7%	97.9%	99.8%	109.6%
Truckload	N/A	N/A	119.1%	109.3%	107.7%
Consolidated	99.4%	99.5%	102.8%	105.3%	118.1%

(a)
Operating ratio is calculated as (i) 100 percent (ii) minus the result of dividing operating income by operating revenue or (iii) plus the result of dividing operating loss by operating revenue and expressed as a percentage.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
"Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. See the introductory section immediately prior to "Part I" and Risk Factors in "Item 1A" of this report regarding these statements.

Overview
MD&A includes the following sections:

Our Business: a brief description of our business and a discussion of how we assess our operating results
Consolidated Results of Operations: an analysis of our consolidated results of operations for the years ended December 31, 2013, 2012 and 2011
Reporting Segment Results of Operations: an analysis of our results of operations for the years ended December 31, 2013, 2012 and 2011 for our two reporting segments: YRC Freight and Regional Transportation
Non-GAAP Financial Measures: an analysis of our results using certain non-GAAP financial measures, for the years ended December 31, 2013, 2012 and 2011
Financial Condition/Liquidity and Capital Resources: a discussion of our major sources and uses of cash as well as an analysis of our cash flows and aggregate contractual obligations and commercial commitments

Our Business
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

•
Non-GAAP Financial Measures: We use adjusted EBITDA and adjusted free cash flow (deficit), which are non-GAAP financial measures, to assess our performance. Adjusted EBITDA reflects earnings before interest, taxes, depreciation, and amortization expense, and further adjusts for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees, expenses associated with certain lump sum payments to our IBT employees and the impact of permitted dispositions and discontinued operations as defined in our credit facilities. Adjusted EBITDA is used for internal management purposes as a financial measure that reflects core operating performance and to measure compliance with certain financial covenants in our credit facilities. Adjusted free cash flow (deficit) is a non-GAAP measure that reflects our operating cash flow minus gross capital expenditures and excludes restructuring costs included in operating cash flow. Our non-GAAP financial measures have the following limitations:

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

Consolidated Results of Operations
Our consolidated results for 2013, 2012 and 2011 include the consolidated results of our reporting segments and unallocated corporate charges. A more detailed discussion of the operating results of our reporting segments is presented in the "Reporting Segment Results of Operations" section below.
The table below provides summary consolidated financial information for the three years ended December 31:

				Percent Change
(in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Operating revenue	$4,865.4	$4,850.5	$4,868.8	0.3%	(0.4)%
Operating income (loss)	28.4	24.1	(138.2)	17.8%	NM(a)
Nonoperating expenses, net	157.9	175.6	223.7	(10.1)%	(21.5)%
Net loss from continuing operations	(83.6)	(136.5)	(354.4)	38.8%	61.5%
(a)Not Meaningful

2013 Compared to 2012

Our consolidated operating revenue increased $14.9 million in 2013 compared to 2012. The increase in revenue is largely attributable to the increase in volumes at our Regional Transportation reporting segment.

Operating expenses in 2013 increased $10.6 million or 0.2% compared to 2012. The increase in operating expenses was primarily driven by a $23.7 million increase in purchased transportation and a $14.6 million increase in salaries, wages and benefits. These increases were partially offset by a $13.7 million decrease in other operating expense and a $12.0 million decrease in operating expenses and supplies.

•	The $23.7 million increase in purchased transportation was primarily driven by increased purchased rail transportation costs.

•
The $14.6 million increase in salaries, wages and benefits was primarily driven by a $28.1 million increase in wages to support higher shipping volumes primarily at our Regional Transportation reporting segment. This was partially offset by a $10.0 million decrease in Workers' Compensation expense from our safety and settlement initiatives.

•
The $13.7 million decrease in other operating expense was driven by a $9.2 million decrease in bodily injury and property damage expense due to our settlement initiatives and a $3.5 million decrease in cargo claims driven by favorable claim development compared to 2012.

•
The $12.0 million decrease in operating expenses and supplies was primarily driven by a $16.5 million decrease in fuel expenses, partially offset by a $6.8 million increase in vehicle maintenance expenses to support our aging fleet.

Our consolidated operating income during 2013 includes a $2.2 million net gain from the sale of property and equipment compared to a $9.7 million net gain in 2012.

Nonoperating expenses decreased $17.7 million or 10.1% in 2013 compared to 2012. Nonoperating costs in 2012 include a $30.8 million impairment charge for our equity investment in JHJ. The adjustment was required as the estimated fair value, using a discounted cash flow model, was less than our investment. The impairment charge is reflective of market information obtained in the fourth quarter of 2012. This decrease was partially offset by a $13.1 million increase in interest expense driven by additional make whole interest on our Series B Notes that converted to equity during 2013.

Our effective tax rate for continuing operations for the years ended December 31, 2013 and 2012 was 35.4% and 9.9%, respectively. Significant items impacting the 2013 rate include a benefit recognized due to application of ASC 740 rules regarding intra-period tax allocation, a state tax provision, a foreign tax provision, certain permanent items, a decrease in the reserve for uncertain tax positions and an increase in the valuation allowance established for the net deferred tax asset balance at December 31, 2013. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision or in equity if directly related to other comprehensive income (loss), unless affected by a specific intra-period allocation as happened in 2013 and explained in the "Income Taxes" footnote to our consolidated financial statements, in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years' earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. Accordingly, as of December 31, 2013 and 2012, we have a full valuation allowance against our net deferred tax assets, exclusive of a deferred tax liability related to a foreign jurisdiction.

Since our debt recapitalization in July 2011, we have experienced significant changes in the ownership of our stock, as measured for Federal income tax purposes. On July 25, 2013, we reached the threshold that would trigger a change defined by IRC Code Sec. 382. Subsequent to the balance sheet date, another such ownership change occurred in January 2014. These changes will likely limit substantially the use of tax Net Operating Loss carryovers (NOLs) generated in 2013 and prior to offset future taxable income. While Sec. 382 changes may adversely affect future cash flow, they have no impact on our current financial statements. The deferred tax assets resulting from the existing NOLs for which a Sec. 382 changes would limit financial statement recognition are already fully offset by a valuation allowance.

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

•
The $65.6 million decrease in operating expenses and supplies was primarily driven by lower professional service fees of $43.9 million or 34.5% and lower fuel expenses of $25.9 million or 4.4%. The $43.9 million decrease in professional service fees were primarily related to the 2011 restructuring fees which were not allocated to our reporting segments during that period.

•	The $46.6 million decrease in purchased transportation was primarily a result of lower volumes moved through purchased transportation lines.

•
The $27.8 million decrease in other operating expense is primarily driven by a $14.3 million or 23.6% decrease in bodily injury and property damage claims outstanding driven by our employee safety initiatives.

Our consolidated operating income during 2012 includes a $9.7 million net gain from the sale of property and equipment compared to a $8.2 million net gain in 2011.

Nonoperating expenses decreased $48.1 million or 21.5% in 2012 compared to 2011. Nonoperating costs in 2012 include a $30.8 million impairment charge for our equity investment in JHJ. The adjustment was required as the estimated fair value, using a discounted cash flow model, was less than our investment. The impairment charge is reflective of market information obtained in the fourth quarter of 2012. Nonoperating costs in 2011 included a fair value adjustment on our derivative liabilities of $79.2 million and restructuring transaction costs of $17.8 million. The fair value adjustment resulted from conversion features embedded in the Series A Notes and Series B Notes issued in the July 22, 2011 restructuring. At the closing of the restructuring, the Company did not have enough authorized and unissued common shares to satisfy those conversion features. At a September 16, 2011 special meeting, shareholders approved an increase in the amount of authorized common shares to allow for the conversions. The conversion features were revalued after the shareholder meeting resulting in the fair value adjustment. The increase in the fair value of the conversion options is primarily related to market volatility of our common stock and is due to the fact that the Series B Note holders now have the ability to convert the notes to common shares. The restructuring transaction costs relate to modifications to our credit agreement, contribution deferral agreement, and issuance of Series A Notes. In addition, we recognized a $25.8 million net gain on extinguishment of debt during 2011 primarily related to the retirement of the ABS facility.

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

Reporting Segment Results of Operations

We evaluate our business using our two reporting segments:

•
YRC Freight is the reporting segment for our transportation service providers focused on business opportunities in national, regional and international markets. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. This unit includes our LTL subsidiary YRC Inc. and Reimer Express, a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico, Puerto Rico and Guam.

•
Regional Transportation is the reporting segment for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. The Regional Transportation companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the United States, Canada, Mexico and Puerto Rico.

In 2011, we reported Truckload as a separate segment, which consisted of Glen Moore, a former domestic truckload carrier that represented approximately 2% of our consolidated revenue in 2011. On December 15, 2011, we sold the majority of Glen Moore’s assets to a third party and concluded operations. The Truckload reporting segment reported operating revenue of $98.9 million and an operating loss of $18.9 million in 2011.

YRC Freight Results

YRC Freight represented 64%, 66% and 66% of our consolidated revenue in 2013, 2012 and 2011, respectively. The table below provides summary financial information for YRC Freight for the years ended December 31:

				Percent Change
(in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Operating revenue	$3,136.8	$3,206.9	$3,203.0	(2.2)%	0.1%
Operating loss	(31.2)	(37.3)	(88.5)	16.4%	57.9%
Operating ratio(a)	101.0%	101.2%	102.8%	0.2pp	1.6pp

(a)	pp represents the change in percentage points

2013 Compared to 2012

YRC Freight reported operating revenue of $3,136.8 million in 2013, an decrease of $70.1 million or 2.2% compared to 2012. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the years ended December 31:

	2013	2012	Percent Change(b)
Workdays	252.5	252.0

Total picked up revenue (in millions) (a)	$3,126.5	$3,186.5	(1.9)%
Total tonnage (in thousands)	6,717	6,815	(1.4)%
Total tonnage per workday (in thousands)	26.60	27.04	(1.6)%
Total shipments (in thousands)	11,444	11,791	(2.9)%
Total shipments per workday (in thousands)	45.32	46.79	(3.1)%
Total revenue per hundred weight	$23.27	$23.38	(0.4)%
Total revenue per shipment	$273	$270	1.1%
Total weight per shipment (in pounds)	1,174	1,156	1.6%

(in millions)	2013	2012
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$3,136.8	$3,206.9
Change in revenue deferral and other	(10.3)	(20.4)
Total picked up revenue	$3,126.5	$3,186.5
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not rounded figures presented.

Operating loss for YRC Freight was $31.2 million in 2013 compared to $37.3 million in 2012. The operating loss improvement was driven by a $76.2 million decrease in operating costs, which was partially offset by a $70.1 million decrease in revenue. The decrease in revenue was largely driven by decreases in shipping volumes as noted in the table above. We believe these decreases were a result of driver shortages in the summer months and service declines due to challenges implementing our network optimization plan. The operating cost decreases were driven by a $41.2 million or 5.5% decrease in operating expenses and supplies, a $33.3 million or 1.8% decrease in salaries, wages and benefits, and a $16.6 million or 10.3% decrease in other operating expenses. These decreases were partially offset by higher purchased transportation costs of $18.4 million or 4.5%.

•
The $41.2 million decrease in operating expenses and supplies was driven by a $18.9 million decrease in fuel driven by a decrease in shipping volumes and slightly lower fuel prices and a $17.5 million decrease in professional services.

•
The decrease in salaries, wages and employees' benefits of $33.3 million during 2013 is driven by a $14.1 million decrease in workers' compensation expense primarily driven by safety initiatives and favorable development of prior year claims and $10.6 million in lower salaries and wages due to lower shipping volumes partially offset by annual wage increases.

•
The $16.6 million reduction in other operating expense was driven by a $10.7 million decrease in our bodily injury and property damage expense due to our system-wide employee safety initiatives and favorable development of prior year claims and a $3.9 million decrease in cargo claims compared to 2012 due to improved claims frequency.

•	The $18.4 million increase in purchased transportation costs was driven by increased purchased rail transportation costs due to a higher percentage of loaded rail miles in 2013.
Gains on disposals of property were $3.0 million in 2013 compared to $10.0 million in 2012.
2012 Compared to 2011

YRC Freight reported operating revenue of $3,206.9 million in 2012, an increase of $3.9 million compared to 2011. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the years ended December 31:

	2012	2011	Percent Change(b)
Workdays	252.0	253.0

Total picked up revenue (in millions) (a)	$3,186.5	$3,182.7	0.1%
Total tonnage (in thousands)	6,815	7,021	(2.9)%
Total tonnage per workday (in thousands)	27.04	27.75	(2.5)%
Total shipments (in thousands)	11,791	12,121	(2.7)%
Total shipments per workday (in thousands)	46.79	47.91	(2.3)%
Total revenue per hundred weight	$23.38	$22.67	3.1%
Total revenue per shipment	$270	$263	2.9%
Total weight per shipment (in pounds)	1,156	1,158	(0.2)%

(in millions)	2012	2011
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$3,206.9	$3,203.0
Change in revenue deferral and other	(20.4)	(20.3)
Total picked up revenue	$3,186.5	$3,182.7
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

•
The $38.8 million decrease in purchased transportation was primarily a result of lower volumes moved through purchased transportation lines. Our aggregate purchased rail transportation costs decreased 7.2% while all other purchased transportation costs decreased 10.3%.

•
The decrease in salaries, wages and employees' benefits of $35.6 million during 2012 was driven by a $31.5 million decrease in workers' compensation expense primarily driven by our employee safety initiatives and $11.7 million in lower wages due to more efficient workforce deployment. These decreases were partially offset by a $24.5 million increase in benefits resulting from a full year of multi-employer pension contribution expense, as we resumed contributions in June 2011.

•
The reduction of $10.3 million in other operating expense was driven by a decrease in our bodily injury and property damage expense due to our employee safety initiatives and a decrease in cargo claims compared to 2011.

•
The $35.8 million increase in Operating expenses and supplies was due mostly to increases in equipment maintenance driven by our aging fleet, fuel costs as a result of increased diesel prices and professional services compared to 2011.

Gains on disposals of property were $10.0 million in 2012 compared to $10.5 million in 2011.

Regional Transportation Results

Regional Transportation represented 36%, 34% and 32% of consolidated revenue in 2013, 2012 and 2011, respectively. The table below provides summary financial information for Regional Transportation for the years ended December 31:

				Percent Change
(in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Operating revenue	$1,728.6	$1,640.6	$1,554.3	5.4%	5.6%
Operating income	79.9	70.0	32.9	14.1%	112.8%
Operating ratio(a)	95.4%	95.7%	97.9%	0.3pp	2.2pp

(a)	pp represents the change in percentage points

2013 Compared to 2012

Regional Transportation reported operating revenue of $1,728.6 million for 2013, representing an increase of $88.0 million, or 5.4%, from the same period in 2012. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the years ended December 31:

	2013	2012	Percent Change(b)
Workdays	251.5	252.0

Total picked up revenue (in millions)(a)	$1,729.6	$1,641.1	5.4%
Total tonnage (in thousands)	7,628	7,321	4.2%
Total tonnage per workday (in thousands)	30.33	29.05	4.4%
Total shipments (in thousands)	10,452	10,002	4.5%
Total shipments per workday (in thousands)	41.56	39.69	4.7%
Total revenue per hundred weight	$11.34	$11.21	1.2%
Total revenue per shipment	$165	$164	0.9%
Total weight per shipment (in pounds)	1,460	1,464	(0.3)%

(in millions)	2013	2012
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,728.6	$1,640.6
Change in revenue deferral and other	1.0	0.5
Total picked up revenue	$1,729.6	$1,641.1
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not rounded figures presented.

Operating income for Regional Transportation was $79.9 million for 2013, an increase of $9.9 million from the same period in 2012, consisting of a $88.0 million increase in revenue, partially offset by a $78.1 million increase in operating expenses. The increase in revenue was driven by increases in shipping volumes and yield as indicated in the table above. We believe these increases were driven by a moderate improvement in the economic conditions in the areas where our regional carriers operate. The increase in operating expenses was driven by a $47.7 million or 5.1% increase in salaries, wages and benefits and a $18.2 million or 4.4% increase in operating expense and supplies.

•
Salaries, wages and employees' benefits expense increased by $47.7 million primarily as a result of an increase in wages and associated benefits compared to the prior year driven by an increase shipping volumes.

•
Operating expenses and supplies increased by $18.2 million due to a $6.7 million increase in vehicle maintenance driven by our aging fleet and a $2.7 million increase in fuel expenses as a result of higher shipping volumes.

Net losses on property disposals were $0.6 million in 2013 compared to $0.7 million in 2011.

2012 Compared to 2011

Regional Transportation reported operating revenue of $1,640.6 million for 2012, representing an increase of $86.3 million, or 5.6%, from the same period in 2011. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the years ended December 31:

	2012	2011	Percent Change(b)
Workdays	252.0	252.0

Total picked up revenue (in millions)(a)	$1,641.1	$1,554.3	5.6%
Total tonnage (in thousands)	7,321	7,155	2.3%
Total tonnage per workday (in thousands)	29.05	28.39	2.3%
Total shipments (in thousands)	10,002	9,870	1.3%
Total shipments per workday (in thousands)	39.69	39.17	1.3%
Total revenue per hundred weight	$11.21	$10.86	3.2%
Total revenue per shipment	$164	$157	4.2%
Total weight per shipment (in pounds)	1,464	1,450	1.0%

(in millions)	2012	2011
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,640.6	$1,554.3
Change in revenue deferral and other	0.5	—
Total picked up revenue	$1,641.1	$1,554.3
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not rounded figures presented.

Operating income for Regional Transportation was $70.0 million for 2012, an increase of $37.1 million from the same period in
2011, consisting of an $86.3 million increase in revenue, partially offset by a $49.2 million increase in operating expenses. The increase in operating expenses was driven by a $36.7 million or 4.1% increase in salaries, wages and benefits and a $10.0 million or 2.5% increase in operating expense and supplies.

•
Salaries, wages and employees' benefits expense increased by $36.7 million primarily as a result of an increase in benefits compared to the prior year due to a full year of multi-employer pension contribution expense, as we resumed contributions in June 2011, and higher salary and wages due to increased shipment volumes. These increases were offset by a decline in workers' compensation expenses driven by our employee safety initiatives.

•	Operating expenses and supplies increased by $49.2 million due to higher costs related to vehicle maintenance driven by our aging fleet and fuel expenses as a result of higher business volumes.

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

Consolidated Adjusted EBITDA

The reconciliation of operating income (loss) to adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011 is as follows:

(in millions)	2013	2012	2011
Reconciliation of operating income (loss) to adjusted EBITDA:
Operating income (loss)	$28.4	$24.1	$(138.2)
Depreciation and amortization	172.3	183.8	195.7
Gains on property disposals, net	(2.2)	(9.7)	(8.2)
Letter of credit expense	33.9	36.3	35.2
Restructuring professional fees	12.0	3.0	44.0
Gain (loss) on permitted dispositions and other	1.7	(4.0)	6.2
Equity based compensation expense	5.8	3.8	15.5
Other nonoperating, net	5.8	3.9	3.8
Add: Truckload EBITDA loss (a)	—	—	5.2
Adjusted EBITDA	$257.7	$241.2	$159.2

(a)	Due to the sale of the Glen Moore assets in December 2011, we modified our 2011 adjusted EBITDA by the amount of the Truckload EBITDA loss to be comparable to our 2012 and 2013 calculations.

Consolidated Adjusted Free Cash Flow (Deficit)

The reconciliation of adjusted EBITDA to adjusted free cash flow (deficit) for the years ended December 31, 2013, 2012 and 2011, is as follows:

(in millions)	2013	2012	2011
Adjusted EBITDA	$257.7	$241.2	$159.2
Total restructuring professional fees	(12.0)	(3.0)	(44.0)
Cash paid for interest	(120.5)	(120.5)	(67.5)
Cash paid for letter of credit fees	(34.1)	(38.0)	(16.7)
Working Capital cash flows excluding income tax, net	(87.8)	(111.5)	(50.5)
Net cash provided by (used in) operating activities before income taxes	3.3	(31.8)	(19.5)
Cash received (paid) for income taxes, net	8.8	5.9	(6.5)
Net cash provided by (used in) operating activities	12.1	(25.9)	(26.0)
Acquisition of property and equipment	(66.9)	(66.4)	(71.6)
Total restructuring professional fees	12.0	3.0	44.0
Adjusted Free Cash Flow (Deficit)	$(42.8)	$(89.3)	$(53.6)

Segment Adjusted EBITDA

The following represents adjusted EBITDA by segment for the years ended December 31, 2013, 2012 and 2011 is as follows:

(in millions)	2013	2012	2011
Adjusted EBITDA by segment:
YRC Freight	$105.2	$104.9	$43.7
Regional Transportation	150.5	140.2	103.1
Corporate and other	2.0	(3.9)	12.4
Adjusted EBITDA	$257.7	$241.2	$159.2

The reconciliation of operating income (loss), by segment, to adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011 is as follows:

YRC Freight segment (in millions)	2013	2012	2011
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(31.2)	$(37.3)	$(88.5)
Depreciation and amortization	109.1	119.8	102.9
Gains on property disposals, net	(3.0)	(9.9)	(10.5)
Letter of credit expense	25.8	29.6	28.1
Equity based compensation expense	—	—	10.3
Other nonoperating expenses, net	4.5	2.7	1.4
Adjusted EBITDA	$105.2	$104.9	$43.7

Regional Transportation segment (in millions)	2013	2012	2011
Reconciliation of operating income to adjusted EBITDA:
Operating income	$79.9	$70.0	$32.9
Depreciation and amortization	63.1	63.3	61.6
(Gains) losses on property disposals, net	0.6	0.7	(2.7)
Letter of credit expense	6.8	6.2	6.6
Equity based compensation expense	—	—	4.6
Other nonoperating expenses, net	0.1	—	0.1
Adjusted EBITDA	$150.5	$140.2	$103.1

Corporate and other segment (in millions)	2013	2012	2011
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(20.3)	$(8.6)	$(63.7)
Depreciation and amortization	0.1	0.7	23.3
(Gains) losses on property disposals, net	0.2	(0.5)	(0.6)
Letter of credit expense	1.3	0.5	0.2
Restructuring professional fees	12.0	3.0	44.0
Gain (loss) on permitted dispositions and other	1.7	(4.0)	6.2
Equity based compensation expense	5.8	3.8	0.6
Other nonoperating expenses, net	1.2	1.2	2.4
Adjusted EBITDA	$2.0	$(3.9)	$12.4

Financial Condition/Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, any prospective cash flow from operations and, as of December 31, 2013, available borrowings under our previous $400 million then-existing ABL facility. As of December 31, 2013, we had cash and cash equivalents and availability under the then-existing ABL facility of $227.8 million and the borrowing base under our then-existing ABL facility was $376.4 million. As part of our 2014 Financing Transactions, we replaced our then-existing ABL facility with a new $450 million ABL facility (the "New ABL Facility") as a source of liquidity. Refer to the "2014 Financing Transactions" footnote included in Item 8 to our consolidated financial statements for more details.

Our principal uses of cash are to fund our operations, including making contributions to our single-employer pension plans and the multi-employer pension funds, and to meet our other cash obligations, including but not limited to paying cash interest and principal on our funded debt, letter of credit fees under our credit facilities and funding capital expenditures and lease payments for operating equipment. For the year ended December 31, 2013, our cash flow from operating activities provided net cash of $12.1 million.

We have a considerable amount of indebtedness. As of December 31, 2013, we had $1,363.4 million in aggregate principal amount of outstanding indebtedness. Our 2014 Financing Transactions reduced our outstanding indebtedness and extended the maturities for a substantial portion of our debt to 2019. Refer to the "2014 Financing Transactions" footnote to the financial statements for more details. Our Standard & Poor's credit rating as of December 31, 2013 was 'CCC'.

We also have a considerable amount of future funding obligations for our single-employer pension plans and the multi-employer pension funds. We expect our funding obligations for 2014 for our single-employer pension plans and the multi-employer pension funds will be $79.9 million and $88.7 million, respectively. In addition, we also have, and will continue to have, substantial operating lease obligations. As of December 31, 2013, our estimated operating lease payments for 2014 are $56.1 million.

Our capital expenditures for the years ended December 31, 2013 and 2012 were $66.9 million and $66.4 million, respectively. These amounts were principally used to fund replacement engines and trailer refurbishments for our revenue fleet, capitalized costs for our network facilities and technology infrastructure. Additionally, for the year ended December 31, 2013, we entered into new operating lease commitments for revenue equipment totaling $67.1 million, with such payments to be made over the average lease term of 6 years. The capital value of this equipment totals $70.2 million. In light of our operating results over the past few years and our liquidity needs, we have deferred certain capital expenditures and may continue to do so in the future. As a result, the average age of our fleet has increased and we will need to update our fleet periodically.

Credit Facility Covenants

On November 12, 2013, we entered into amendments to our amended and restated credit agreement (the "Credit Agreement Amendment") and our then-existing ABL facility (together the "Amendments"), which, among other things, reset future covenants regarding minimum Consolidated EBITDA, maximum Total Leverage Ratio and minimum Interest Coverage Ratio (as defined in Amendments, if applicable) until December 31, 2014 and reset the minimum cash balance requirement. We were in compliance with all of our covenants as of December 31, 2013.

Consolidated Adjusted EBITDA, as defined in our New Term Loan credit agreement, was a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees, expenses associated with certain lump sum payments to our IBT employees and the results of permitted dispositions and discontinued operations.

On February 13, 2014, we completed the 2014 Financing Transactions and retired the debt associated with our prior credit facilities. We entered into a new term loan ("New Term Loan") credit agreement with new financial covenants that, among other things, restricts certain capital expenditures and requires us to maintain a maximum total leverage ratio (defined as total indebtedness divided by Adjusted EBITDA) for future test periods as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
June 30, 2014	6.00 to 1.00	June 30, 2016	3.50 to 1.00
September 30, 2014	5.00 to 1.00	September 30, 2016	3.50 to 1.00
December 31, 2014	4.50 to 1.00	December 31, 2016	3.25 to 1.00
March 31, 2015	4.00 to 1.00	March 31, 2017	3.25 to 1.00
June 30, 2015	3.75 to 1.00	June 30, 2017	3.25 to 1.00
September 30, 2015	3.75 to 1.00	September 30, 2017	3.25 to 1.00
December 31, 2015	3.75 to 1.00	December 31, 2017 and thereafter	3.00 to 1.00
March 31, 2016	3.50 to 1.00

In addition, we entered into the New ABL Facility credit agreement which, among other things, restricts certain capital expenditures and requires that the Company, in effect, maintain availability of at least 10% of the lesser of the aggregate amount of commitments from all lenders or the borrowing base.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in our new credit agreement, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for the foreseeable future, including the next twelve months.

In the event that we fail to comply with any New Term Loan covenant or any New ABL Facility covenant, we would be considered in default, which would enable applicable lenders to accelerate the repayment of amounts outstanding, require the cash collateralization of letters of credit (in the case of the New ABL Facility) and exercise remedies with respect to collateral and we would need to seek an amendment or waiver from the applicable lender groups. In the event that our lenders under our New Term Loan or New ABL Facility demand payment or cash collateralization (in the case of the New ABL Facility), we will not have sufficient cash to repay such indebtedness. In addition, a default under our New Term Loan or New ABL Facility or the applicable lenders exercising their remedies thereunder would trigger cross-default provisions in our other indebtedness and certain other operating agreements. Our ability to amend our New Term Loan or our New ABL Facility or otherwise obtain waivers from the applicable lenders depends on matters that are outside of our control and there can be no assurance that we will be successful in that regard.

Our ability to satisfy our liquidity needs and maintain compliance of our stepped-up financial covenants beyond 2014 are dependent on a number of factors, some of which are outside of our control. These factors include:

•	we must achieve improvements in our operating results, primarily at our YRC Freight operating segment, which rely upon pricing and shipping volumes and network efficiencies;

•
we must continue to implement and realize cost saving measures to match our costs with business levels and in a manner that does not harm operations and our productivity and efficiency initiatives must be successful; and

•
we must be able to generate operating cash flows that are sufficient to meet the cash requirements for pension contributions to our single and multi-employer pension funds, cash interest and principal payments on our funded debt, payments on our equipment leases, and for capital expenditures or additional lease payments for new revenue equipment

In the event our operating results indicate we will not meet our maximum total leverage ratio, we will take action to improve our maximum total leverage ratio which will include paying down our outstanding indebtedness with either cash on hand or with cash proceeds from equity issuances. The issuance of equity is outside of our control and there can be no assurance that we will be able to issue additional equity at terms that are agreeable to us.

Cash Flow

Operating Cash Flow

Operating cash flow was a source of cash of $12.1 million for the year ended December 31, 2013 compared to a use of cash of $25.9 million during the year ended December 31, 2012. The favorable cash flow impact is largely related to a decrease in our workers' compensation and bodily injury and property damage liabilities.

Operating cash flow was a use of cash of $25.9 million for the year ended December 31, 2012 compared to a use of cash of $26.0 million during the year ended December 31, 2011. The favorable cash flow impact related to the change in net loss in 2012 was offset by an unfavorable change in our other operating liabilities primarily due to decreases in our workers' compensation and bodily injury and property damage liabilities driven by our employee safety initiatives and settlement payment activity as well as the resumption of a full year of non-union pension payments. Operating cash flow in 2011 was favorably impacted by the deferral of certain fee and interest payments under out debt and financing obligations totaling $43.6 million.

Investing Cash Flow

Investing cash flows used $23.5 million of cash in 2013 compared to providing cash of $19.8 million in 2012. In 2013, we received $31.8 million in restricted escrow refunds, compared to $33.4 million in 2012. Also, proceeds from the disposal of property and equipment declined in 2013 compared to 2012. See a detailed discussion of 2013 and 2012 capital expenditures below in “Capital Expenditures” for further information.

Investing cash flows provided $19.8 million of cash in 2012 compared to a use of cash of $156.6 million in 2011. The $33.4 million receipt from restricted escrow in 2012 compared favorably to the $155.9 million escrow deposit largely made to satisfy our ABL escrow requirement. See a detailed discussion of 2012 and 2011 capital expenditures below in “Capital Expenditures”.

Financing Cash Flow

Net cash used in financing activities for 2013 was $21.0 million. During 2013, we increased our net borrowings under our then-existing ABL facility ("Prior ABL Facility") by $0.3 million, which was offset by the $9.2 million repayment of other long-term debt from asset sale proceeds and $12.1 million in debt issuance costs related to the November 12, 2013 credit agreement amendments.

Net cash provided by financing activities for 2012 was $14.3 million. During 2012, we increased our net borrowings under our Prior ABL Facility by $45.0 million, which was offset by a $25.6 repayment of other long-term debt from asset sale proceeds and $5.1 million in debt issuance costs.

Net cash provided by financing activities for 2011 was $240.1 million. The 2011 activity is a result of $441.6 million of proceeds from the issuance of long-term debt, offset by $46.7 million in debt repayments and by a $122.8 million pay down on the ABS facility and $30.5 million of debt issuance costs. The $441.6 million of long-term debt issued in 2011 consists of proceeds of $100.0 million from the Series B Notes, $262.3 million from the Prior ABL Facility, $70.3 million from credit agreement borrowings and $9.0 million from additional lease financing obligations.

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

The table below summarizes our actual net capital expenditures (proceeds) by type and investments for the years ended December 31:

(in millions)	2013	2012	2011
Acquisition of property and equipment
Revenue equipment	$48.0	$48.4	$55.6
Land and structures	5.1	3.9	2.6
Technology	10.3	12.2	9.9
Other	3.5	1.9	3.5
Total capital expenditures	66.9	66.4	71.6
Proceeds from disposal of property and equipment
Revenue equipment	(4.1)	(2.6)	(18.1)
Land and structures	(5.7)	(47.8)	(49.4)
Total proceeds	(9.8)	(50.4)	(67.5)
Total net capital expenditures	$57.1	$16.0	$4.1

Our capital expenditures were primarily for replacement engines and trailer refurbishments for our revenue fleet. We plan to procure substantially all of our new revenue equipment using operating leases in 2014.

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

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual obligations and commercial commitments as of December 31, 2013.

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
During 2013, our pension expense was $19.7 million and our cash contributions were $62.9 million. Using our current plan assumptions, which include an assumed 7.00% return on assets and a discount rate of 5.23%, we expect to record expense of $23.4 million for the year ended December 31, 2014. Additionally, we expect our cash contributions for our non-union sponsored pension plans for the next five years to be as follows:

(in millions)	Expected Cash Contributions
2014	$79.9
2015	95.3
2016	87.2
2017	81.8
2018	57.7

Our investment strategy for our pension assets and our related pension contribution funding obligation includes an active interest rate hedging program designed to mitigate the impact of changes in interest rates on each plan's funded position. If the pension discount rate falls, our investment strategy is designed to significantly mitigate such interest rate risk to each pension plan's funded status and our contribution funding obligation. Conversely, if the pension discount rate rises, some portion of the beneficial impact of a rising discount rate on the pension liability will be forgone. The investment program is dynamic and the hedging program is designed to adapt to market conditions.

If future actual asset returns fall short of the 7.00% assumption by 1.00% per year, total cash contributions would be $13.2 million higher over the next five years. If future actual asset returns exceed the 7.00% assumption by 1.00% per year, total cash contributions would be $22.3 million lower over the next five years.

If future interest rates decrease 100 basis points from January 1, 2014 levels, total cash contributions would be $42.7 million lower over the next five years. This reflects our liability hedging strategy and the impact of MAP-21 legislation. The liability hedging strategy results in additional asset returns from decreases in interest rates. However, MAP-21 limits the increase in liabilities from lower interest rates such that the net effect is lower contributions. If interest rates increase 100 basis points from January 1, 2014 levels, total cash contributions would be $0.7 million lower over the next five years. In this scenario, the liability hedging strategy minimizes the impact on contributions.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of December 31, 2013 under our then-existing credit facilities:

	Payments Due by Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Balance sheet obligations:(a)
ABL borrowings, including interest (e)	$365.7	$—	$—	$—	$365.7
Long-term debt including interest (f)	103.6	584.4	0.2	—	688.2
Lease financing obligations	41.6	84.6	86.7	50.8	263.7	(b)
Pension deferral obligations including interest	9.0	126.9	—	—	135.9
Workers’ compensation, property damage and liability claims obligations (d)	107.5	132.8	63.8	111.7	415.8
Off balance sheet obligations:
Operating leases	56.1	63.8	28.6	18.1	166.6
Letter of credit fees	33.3	8.2	—	—	41.5	(c)
Capital expenditures	2.3	—	—	—	2.3
Total contractual obligations	$719.1	$1,000.7	$179.3	$180.6	$2,079.7

(a)
Total liabilities for unrecognized tax benefits as of December 31, 2013 were $27.6 million and are classified on the Company’s consolidated balance sheet within “Claims and Other Liabilities” and are excluded from the table above.

(b)
The lease financing obligation payments represent interest payments of $191.6 million and principal payments of $72.1 million. The remaining principle obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

(c)
The letter of credit fees are related to the cash collateral for our outstanding letters of credit on our previous ABS facility, as well as the amended and restated credit agreement outstanding letters of credit.

(d)	The workers' compensation, property damage and liability claims obligations represent our estimate of future payments for these obligations, not all of which are contractually required.

(e)	The ABL borrowings were classified as long-term liabilities on the Consolidated Balance Sheet as they were repaid with long-term financing as part of the 2014 Financing Transactions.

(f)
Our 6% Notes, which are a part of Long-term debt including interest, were classified as long-term liabilities on the Consolidated Balance Sheet as they were repaid with long-term financing as part of the 2014 Financing Transactions.

During 2013, we entered into new operating lease commitments for revenue equipment of $67.1 million, with such lease payments to be made over the average lease term of 6 years. The capital value of this equipment totals $70.2 million.

On February 13, 2014, we completed the 2014 Financing Transactions which will change our estimate of the cash outflows of the interest and principal payments for our outstanding debt instruments shown in the above table. Please refer to the "2014 Financing Transactions" footnote to our consolidated financial statements for more details.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Unused line of credit
ABL Facility	$51.5	$—	$—	$—	$51.5
Letters of credit(a)	—	364.6	—	—	364.6
Surety bonds	120.5	0.6	—	—	121.1
Total commercial commitments	$172.0	$365.2	$—	$—	$537.2

(a)	At December 31, 2013, we held $90.1 million in restricted escrow, which represents cash collateral for our outstanding letters of credit on our Previous ABL Facility.

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

Shipments in Transit

We assign pricing to bills of lading at the time of shipment based primarily on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. For shipments in transit, YRC Freight and Regional Transportation record revenue based on the percentage of service completed as of the period end and accrue delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. Standard transit days are defined as our published service days between origin zip code and destination zip code. Based on historical cost and engineering studies, certain percentages of revenue are determined to be earned during each stage of the shipment cycle, such as initial pick up, long distance transportation, intermediate transfer and customer delivery. Using standard transit times, we analyze each shipment in transit at a particular period end to determine what stage the shipment is in. We apply that stage's percentage of revenue earned factor to the rated revenue for that shipment to determine the revenue dollars earned by that shipment in the current period. The total revenue earned is accumulated for all shipments in transit at a particular period end and recorded as operating revenue. Management believes this provides a reasonable estimation of the portion of in transit revenue actually earned. At December 31, 2013 and 2012, our financial statements included deferred revenue as a reduction to “Accounts Receivable” of $26.6 million and $20.0 million, respectively.

Rerate Reserves

At various points throughout our customer invoicing process, incorrect ratings (i.e. prices) could be identified based on many factors, including weight verifications or updated customer discounts. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. We accrue a reserve for rerating based on historical trends. At December 31, 2013 and 2012, our financial statements included a rerate reserve as a reduction to “Accounts Receivable” of $9.6 million and $11.9 million, respectively.
Uncollectible Accounts

We record an allowance for doubtful accounts primarily based on historical uncollectible amounts. We also take into account known factors surrounding specific customers and overall collection trends. Our process involves performing ongoing credit evaluations of customers, including the market in which they operate and the overall economic conditions. We continually review historical trends and make adjustments to the allowance for doubtful accounts as appropriate. Our allowance for doubtful accounts totaled $9.3 million and $9.8 million as of December 31, 2013 and 2012, respectively.

Claims and Self-Insurance

We are self-insured up to certain limits for workers' compensation, cargo loss and damage, property damage and liability claims. We measure the liabilities associated with workers' compensation and property damage and liability claims primarily through actuarial methods performed by an independent third party. Actuarial methods include estimates for the undiscounted liability for claims reported, for claims incurred but not reported and for certain future administrative costs. These estimates are based on historical loss experience and judgments about the present and expected levels of costs per claim and the time required to settle claims. The effect of future inflation for costs is considered in the actuarial analysis. Actual claims may vary from these estimates due to a number of factors, including but not limited to, accident frequency and severity, claims management, changes in healthcare costs and overall economic conditions. We discount the actuarial calculations of claims liabilities for each calendar year to present value based on the average U.S. Treasury rate, during the calendar year of occurrence, for maturities that match the initial expected payout of the liabilities. As of December 31, 2013 and 2012, we had $400.4 million and $437.3 million accrued for claims and insurance, respectively.

Pension

Effective July 1, 2008, we froze our qualified and nonqualified defined benefit pension plans for all participating employees not covered by collective bargaining agreements. Given the frozen status of the plans, the key estimates in determining pension cost are return on plan assets and discount rate, each of which are discussed below.

Return on Plan Assets

The assumption for expected return on plan assets represents a long-term assumption of our portfolio performance that can impact our pension expense. With $808.4 million of plan assets for the YRC Worldwide funded pension plans, a 100-basis-point decrease in the assumption for expected rate of return on assets would increase annual pension expense by approximately $7.6 million and would have no effect on the underfunded pension liability reflected on the balance sheet at December 31, 2013.
We believe our 2014 expected rate of return of 7.00% is appropriate based on our investment portfolio as well as a review of other objective indices. Although plan investments are subject to short-term market volatility, we believe they are well diversified and closely managed. Our asset allocation as of December 31, 2013 consisted of 35% equities, 34% in debt securities, and 31% in absolute return investments and as of December 31, 2012 consisted of 27% equities, 50% in debt securities, 23% in absolute return investments. The 2013 allocation is consistent with the current long-term target asset allocation for the plans which is 33% for equities, 35% for debt securities and 32% for absolute return investments. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately.
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
Changes in the discount rate can significantly impact our net pension liability. However, the liability hedging strategy mitigates this impact with additional asset returns. A 100-basis-point decrease in our discount rate would increase our underfunded pension liability by approximately $80.1 million. That same change would decrease our annual pension expense by approximately $6.6 million, driven by the return on assets. The discount rate can fluctuate considerably over periods depending on overall economic conditions that impact long-term corporate bond yields. At December 31, 2013 and 2012, we used a discount rate to determine benefit obligations of 5.23% and 4.28%, respectively.
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
As of December 31, 2013, the pension plans have net losses of $389.2 million and a projected benefit obligation of $1,188.8 million. The average remaining life expectancy of plan participants is approximately 26 years. For 2014, we expect to amortize approximately $12.6 million of the net loss. The comparable amortization amounts for 2013 and 2012 were $14.8 million and $9.0 million, respectively.

Multi-Employer Pension Plans

YRC Freight, New Penn, Holland and Reddaway contribute to 32 separate multi-employer pension plans for employees that our collective bargaining agreements cover (approximately 78% of total YRC Worldwide employees). The pension plans provide defined benefits to retired participants.

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

During the first quarter of 2009 through the third quarter of 2009, we deferred payment of certain of our contributions to multi-employer pension funds. These deferred payments have been expensed and the liability recorded as deferred contribution obligations. From the third quarter of 2009 through May 2011, our obligations to make certain multi-employer pension contributions under certain of our collective bargaining agreements were temporarily ceased, so no expense was required to be recognized for this period. Effective June 2011, our contribution obligations to the plans resumed at 25% of the rate in effect in July 2009.

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

The Pension Protection Act provides that certain plans with a funded percentage of less than 65%, or that fail other tests, will be deemed to be in critical status. Plans in critical status must create a rehabilitation plan to exit critical status within periods that the Pension Protection Act prescribes. We believe that based on information obtained from public filings and from plan administrators and trustees, many of the multi-employer pension plans in which we participate, including The Central States Southeast and Southwest Areas Pension Plan, Road Carriers Local 707 Pension Fund and Teamsters Local 641 Pension Fund, are in critical status.  If the funding of the multi-employer pension plans does not reach certain goals (including those required not to enter endangered or critical status or those required by a plan's funding improvement or rehabilitation plan), our pension expenses could further increase.

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

We believe that the accounting estimate related to asset impairment is a critical accounting estimate because: (1) it requires management to make assumptions about future revenues and expenses over the life of the asset, and (2) the impact that recognizing an impairment would have on our financial position, as well as our results of operations, could be material. Management's assumptions about future revenues and expenses require significant judgment because actual revenues and expenses have fluctuated in the past and may continue to do so. In estimating future revenues and expenses, we use our internal business forecasts. We develop our forecasts based on recent revenue and expense data for existing services and other industry and economic factors. To the extent that the Company is unable to achieve its forecast, it may incur significant impairment losses on property and equipment or intangible assets.

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

Indefinite Life Intangibles

Intangible assets with indefinite lives, which consist of our tradenames, are not subject to amortization, but are subjected to an impairment test at least annually and as triggering events may occur. The impairment test for tradenames consists of a comparison of the fair value of the tradename with its carrying amount. An impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset. In making this assessment, we utilized the relief from royalty method, an income approach (a level 3 fair value measurement), which includes assumptions as to future revenue, applicable royalty rate and cost of capital, among others.

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

Accounting for Income Taxes

We use the asset and liability method to reflect income taxes on our financial statements. We recognize deferred tax assets and liabilities by applying enacted tax rates to the differences between the carrying value of existing assets and liabilities and their respective tax basis and to loss carryforwards. Tax credit carryforwards are recorded as deferred tax assets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change occurs. We assess the validity of deferred tax assets and loss and tax credit carryforwards and provide valuation allowances when we determine, based on the weight of evidence, it is more likely than not that such assets, losses, or credits will not be realized. Changes in valuation allowances are included in our tax provision or in equity if directly related to other comprehensive income (loss), unless affected by a specific intra-period allocation as happened in 2013 and explained in the "Income Taxes" footnote to our consolidated financial statements, in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. We have not recognized deferred taxes relative to foreign subsidiaries’ earnings that are deemed to be permanently reinvested. Any related taxes associated with such earnings are not material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, foreign exchange rates and fuel prices.

Interest Rates

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we utilize both fixed rate and variable rate financial instruments with varying maturities. At December 31, 2013, we had approximately 32% of our outstanding debt at fixed rates. If interest rates for our variable rate long-term debt had averaged 10% more during the year, our interest expense would have increased, and income before taxes would have decreased by $1.5 million and $1.5 million for the years ended December 31, 2013 and 2012, respectively.

The table below provides information regarding the interest rates on our then-existing fixed-rate debt as of December 31, 2013.

(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Fixed-rate debt	$69.6	$365.2	$—	$—	$—	$—	$434.8
Interest rate	5.0-6.0%	3.0-18.0%

On February 13, 2014, we completed the 2014 Financing Transactions which will change the interest rate assumptions for our new outstanding debt instruments. Please refer to the "2014 Financing Transactions" footnote included to our consolidated financial statements for more details.

Foreign Exchange Rates

Revenue, operating expenses, assets and liabilities of our Canadian and Mexican subsidiaries and our Chinese joint venture are denominated in local currencies, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not significant to our consolidated financial position or results of operations.

Fuel Prices

YRC Freight and Regional Transportation currently have effective fuel surcharge programs in place. These programs are well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average, national diesel fuel prices and is reset weekly, our exposure to fuel price volatility is significantly reduced. In general, under our present fuel surcharge program, we believe rising fuel prices are beneficial to us, and falling fuel prices are detrimental to us, in the short term.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries

(Dollars in millions except share and per share data)	December 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$176.3	$208.7
Restricted amounts held in escrow	90.1	20.0
Accounts receivable, less allowances of $9.3 and $9.8	460.9	460.1
Fuel and operating supplies	17.0	27.4
Prepaid expenses and other	53.6	57.9
Total current assets	797.9	774.1
Property and Equipment:
Cost	2,844.2	2,869.0
Less – accumulated depreciation	(1,754.4)	(1,677.6)
Net property and equipment	1,089.8	1,191.4
Intangibles, net	79.8	99.2
Restricted amounts held in escrow	0.6	102.5
Deferred income taxes, net	18.3	—
Other assets	78.5	58.3
Total Assets	$2,064.9	$2,225.5
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$176.7	$162.0
Wages, vacations and employees’ benefits	191.2	190.9
Deferred income taxes, net	18.6	2.4
Claims and insurance accruals	121.0	156.2
Other current and accrued liabilities	68.5	74.6
Current maturities of long-term debt	8.6	9.1
Total current liabilities	584.6	595.2
Other Liabilities:
Long-term debt, less current portion	1,354.8	1,366.3
Deferred income taxes, net	1.8	—
Pension and postretirement	384.8	548.8
Claims and other liabilities	336.3	344.3
Shareholders’ Deficit:
Cumulative preferred stock, $1 par value per share - authorized 5,000,000 shares:
Series A Preferred stock, shares issued 1, liquidation preference $1	—	—
Common stock, $0.01 par value per share - authorized 33,333,333 shares, issued 10,173,000 and 7,976,000 shares	0.1	0.1
Capital surplus	1,964.4	1,926.5
Accumulated deficit	(2,154.2)	(2,070.6)
Accumulated other comprehensive loss	(315.0)	(392.4)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(597.4)	(629.1)
Total Liabilities and Shareholders’ Deficit	$2,064.9	$2,225.5

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(Dollars in millions except per share data, shares in thousands)	2013	2012	2011
Operating Revenue	$4,865.4	$4,850.5	$4,868.8
Operating Expenses:
Salaries, wages and employees’ benefits	2,797.3	2,782.7	2,798.2
Equity based compensation expense	5.8	3.8	15.5
Operating expenses and supplies	1,116.9	1,128.9	1,194.5
Purchased transportation	512.5	488.8	535.4
Depreciation and amortization	172.3	183.8	195.7
Other operating expenses	234.4	248.1	275.9
Gains on property disposals, net	(2.2)	(9.7)	(8.2)
Total operating expenses	4,837.0	4,826.4	5,007.0
Operating Income (Loss)	28.4	24.1	(138.2)
Nonoperating Expenses:
Interest expense	163.9	150.8	156.2
Equity investment impairment	—	30.8	—
Fair value adjustment of derivative liabilities	—	—	79.2
Gain on extinguishment of debt	—	—	(25.8)
Interest income	—	(0.7)	(0.4)
Restructuring transaction costs	—	—	17.8
Other, net	(6.0)	(5.3)	(3.3)
Nonoperating expenses, net	157.9	175.6	223.7
Net Loss Before Income Taxes	(129.5)	(151.5)	(361.9)
Income tax benefit	(45.9)	(15.0)	(7.5)
Net Loss	(83.6)	(136.5)	(354.4)
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	3.9	(3.1)
Net Loss Attributable to YRC Worldwide Inc.	(83.6)	(140.4)	(351.3)
Amortization of beneficial conversion feature on preferred stock	—	—	(58.0)
Net Loss Attributable to Common Shareholders	$(83.6)	$(140.4)	$(409.3)

Average Common Shares Outstanding – Basic and Diluted	9,332	7,311	2,087

Basic and Diluted Loss Per Share:	$(8.96)	$(19.20)	$(196.12)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE LOSS
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(in millions)	2013	2012	2011
Net loss	$(83.6)	$(136.5)	$(354.4)
Other comprehensive income (loss), net of tax:
Pension:
Net actuarial gains (losses) and other adjustments	70.2	(169.1)	(3.6)
Less amortization of prior losses	9.6	9.0	9.6
Changes in foreign currency translation adjustments	(2.4)	1.8	(0.5)
Other comprehensive income (loss)	77.4	(158.3)	5.5
Less comprehensive income (loss) attributable to non-controlling interest	—	3.9	(3.1)
Comprehensive loss attributable to YRC Worldwide Inc.	$(6.2)	$(298.7)	$(345.8)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Year Ended December 31

(in millions)	2013	2012	2011
Operating Activities:
Net loss	$(83.6)	$(136.5)	$(354.4)
Noncash items included in net loss:
Depreciation and amortization	172.3	183.8	195.7
Paid-in-kind interest on Series A Notes and Series B Notes	29.9	29.2	13.1
Amortization of deferred debt costs	7.9	5.6	23.7
Equity based compensation expense	5.8	3.8	15.5
Deferred income tax expense (benefit)	(42.4)	3.8	(0.2)
Equity investment impairment	—	30.8	—
Gains on property disposals, net	(2.2)	(9.7)	(8.2)
Fair value adjustment of derivative liabilities	—	—	79.2
Gain on extinguishment of debt	—	—	(25.8)
Restructuring transaction costs	—	—	17.8
Other noncash items	4.1	(3.3)	(3.7)
Changes in assets and liabilities, net:
Accounts receivable	(4.6)	13.5	(36.3)
Accounts payable	13.3	13.5	5.0
Other operating assets	3.9	3.6	(5.2)
Other operating liabilities	(92.3)	(164.0)	57.8
Net cash provided by (used in) operating activities	12.1	(25.9)	(26.0)
Investing Activities:
Acquisition of property and equipment	(66.9)	(66.4)	(71.6)
Proceeds from disposal of property and equipment	9.8	50.4	67.5
Restricted escrow receipts (deposits), net	31.8	33.4	(155.9)
Other, net	1.8	2.4	3.4
Net cash provided by (used in) investing activities	(23.5)	19.8	(156.6)
Financing Activities:
Asset backed securitization payments, net	—	—	(122.8)
Issuance of long-term debt	0.3	45.0	441.6
Repayment of long-term debt	(9.2)	(25.6)	(46.7)
Debt issuance costs	(12.1)	(5.1)	(30.5)
Equity issuance costs	—	—	(1.5)
Net cash provided by (used in) financing activities	(21.0)	14.3	240.1
Net (Decrease) Increase In Cash and Cash Equivalents	(32.4)	8.2	57.5
Cash and Cash Equivalents, Beginning of Year	208.7	200.5	143.0
Cash and Cash Equivalents, End of Year	$176.3	$208.7	$200.5

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS (CONTINUED)
YRC Worldwide Inc. and Subsidiaries
For the Year Ended December 31

(in millions)	2013	2012	2011
Supplemental Cash Flow Information:
Interest paid	$(120.5)	$(120.5)	$(67.5)
Letter of credit fees paid	(34.1)	(38.0)	(16.7)
Interest deferred	—	—	43.6
Income tax (payment) refund, net	8.8	5.9	(6.5)
Lease financing transactions	—	—	9.0
Debt redeemed for equity consideration	35.3	20.3	8.7
Interest paid in stock for the 6% notes	—	—	2.1
Deferred interest and fees converted to equity	—	—	43.2
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(in millions)	2013	2012	2011
Preferred Stock:
Beginning balance	$—	$—	$—
Issuance of equity in exchange for debt	—	—	5.0
Conversion of preferred shares to common shares	—	—	(5.0)
Ending balance	$—	$—	$—
Common Stock:
Beginning and ending balance	$0.1	$0.1	$0.1
Capital Surplus:
Beginning balance	$1,926.5	$1,903.0	$1,643.7
Conversion of preferred shares to common shares	—	—	58.1
Conversion feature embedded in the Series A Notes	—	—	26.5
Conversion feature embedded in the Series B Notes	—	—	106.8
Issuance of equity upon conversion of Series B Notes	35.3	20.3	8.7
Beneficial conversion feature on preferred stock	—	—	58.0
Interest paid in stock for the 6% Notes	—	—	2.1
Equity issuance costs	—	—	(1.5)
Share-based compensation	2.6	3.2	0.6
Ending balance	$1,964.4	$1,926.5	$1,903.0
Accumulated Deficit:
Beginning balance	$(2,070.6)	$(1,930.2)	$(1,520.9)
Amortization of conversion feature on preferred stock	—	—	(58.0)
Net loss attributable to YRC Worldwide Inc.	(83.6)	(140.4)	(351.3)
Ending balance	$(2,154.2)	$(2,070.6)	$(1,930.2)
Accumulated Other Comprehensive Loss:
Beginning balance	$(392.4)	$(234.1)	$(239.6)
Pension, net of tax:
Net actuarial gains (losses) and other adjustments	70.2	(169.1)	(3.6)
Amortization of prior net losses	9.6	9.0	9.6
Foreign currency translation adjustments	(2.4)	1.8	(0.5)
Ending balance	$(315.0)	$(392.4)	$(234.1)

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT (CONTINUED)
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31
(Amounts in millions)

(in millions)	2013	2012	2011
Treasury Stock, At Cost:
Beginning and ending balance	$(92.7)	$(92.7)	$(92.7)
Noncontrolling Interest:
Beginning balance	$—	$(4.6)	$(1.9)
Net income (loss) attributable to the noncontrolling interest	—	3.9	(3.1)
Other	—	0.7	0.4
Ending Balance	$—	$—	$(4.6)
Total Shareholders’ Deficit	$(597.4)	$(629.1)	$(358.5)
The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YRC Worldwide Inc. and Subsidiaries

1. Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide,” the “Company,” “we,” “us” or “our”), one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries and its interest in a Chinese joint venture offers its customers a wide range of transportation services. YRC Worldwide has one of the largest, most comprehensive less-than-truckload ("LTL") networks in North America with local, regional, national and international capabilities. Through its team of experienced service professionals, YRC Worldwide offers industry-leading expertise in heavyweight shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

•
YRC Freight is the reporting segment for our transportation service providers focused on business opportunities in national, regional and international markets. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. This unit includes our LTL subsidiary YRC Inc. (“YRC Freight”) and Reimer Express (“YRC Reimer”), a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico, Puerto Rico and Guam.

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

In 2011 we reported a Truckload reporting segment, which consisted of USF Glen Moore, Inc. ("Glen Moore"), a former domestic truckload carrier. On December 15, 2011, we sold the majority of Glen Moore's assets to a third party and concluded its operations.

2. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of YRC Worldwide and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We report on a calendar year basis. The quarters of the Regional Transportation companies (with the exception of New Penn) consist of thirteen weeks that end on a Saturday either before or after the end of March, June and September, whereas all other operating segment quarters end on the natural calendar quarter end. Our investment in the non-majority owned affiliate in which we do not have control where the entity is either not a variable interest entity or YRC Worldwide is not the primary beneficiary is accounted for on the equity method. Other comprehensive loss attributable to our noncontrolling interest was not significant for any period presented. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

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

At December 31, 2013, approximately 78% of our labor force is subject to collective bargaining agreements. As part of the 2014 Financing Transactions (which is described more fully in the "2014 Financing Transaction" footnote to our consolidated financial statements), the primary labor agreement was modified to, among other things, extend the expiration date of our previous agreement from March 31, 2015 to March 31, 2019. This extension also extended the contribution rates under our multi-employer pension plan. The modification provided for lump sum payments in lieu of wage increases in 2014 and 2015, but provided for wage increases in 2016 through 2019. We will amortize these lump sum payments over the period in which the wages will not be increased beginning on April 1, 2014. Finally, the modification provided for certain changes to work rules and our use of purchased transportation in certain situations.

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

In addition, we recognize revenue on a gross basis because we are the primary obligors even when we use other transportation service providers who act on our behalf. We remain responsible to our customers for complete and proper shipment, including the risk of physical loss or damage of the goods and cargo claims issues. We assign pricing to bills of lading at the time of shipment based primarily on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. At various points throughout our process, incorrect ratings could be identified based on many factors, including weight verifications or updated customer discounts. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. We accrue a reserve for rerating based on historical trends. At December 31, 2013 and 2012, our financial statements included a rerate reserve as a reduction to “Accounts Receivable” of $9.6 million and $11.9 million, respectively.

Uncollectible Accounts

We record an allowance for doubtful accounts primarily based on historical uncollectible amounts. We also take into account known factors surrounding specific customers and overall collection trends. Our process involves performing ongoing credit evaluations of customers, including the market in which they operate and the overall economic conditions. We continually review historical trends and make adjustments to the allowance for doubtful accounts as appropriate. Our allowance for doubtful accounts totaled $9.3 million and $9.8 million as of December 31, 2013 and 2012, respectively.

Foreign Currency

Our functional currency is the U.S. dollar, whereas, our foreign operations utilize the local currency as their functional currency. Accordingly, for purposes of translating foreign subsidiary financial statements to the U.S. dollar reporting currency, assets and liabilities of our foreign operations are translated at the fiscal year end exchange rates and income and expenses are translated monthly, at the average exchange rates for each respective month, with changes recognized in other comprehensive loss. Foreign currency gains and losses resulting from foreign currency transactions resulted in a $3.7 million net gain, $2.0 million net gain and a $5.2 million net gain during 2013, 2012 and 2011, respectively, and are included in “Other nonoperating (income) expense” in the accompanying statements of consolidated operations.

Claims and Insurance Accruals

Claims and insurance accruals, both current and long-term, reflect the estimated settlement cost of claims for workers' compensation, cargo loss and damage, and property damage and liability that insurance does not cover. We establish and modify reserve estimates for workers' compensation and property damage and liability claims primarily upon actuarial analyses prepared by independent actuaries. These reserves are discounted to present value using a risk-free rate based on the year of occurrence. The risk-free rate is the U.S. Treasury rate for maturities that match the expected payout of such claims and was 0.5%, 0.4% and 0.8% for workers' compensation claims incurred as of December 31, 2013, 2012 and 2011, respectively. The rate was 0.3%, 0.3% and 0.5% for property damage and liability claims incurred as of December 31, 2013, 2012 and 2011, respectively. The process of determining reserve requirements utilizes historical trends and involves an evaluation of accident frequency and severity, claims management, changes in health care costs and certain future administrative costs. The effect of future inflation for costs is considered in the actuarial analysis. Adjustments to previously established reserves are included in operating results in the year of adjustment. As of December 31, 2013 and 2012, we had $400.4 million and $437.3 million, respectively, accrued for claims and insurance.

Expected aggregate undiscounted amounts and material changes to these amounts as of December 31 are presented below:

(in millions)	Workers' Compensation	Property Damage and Liability Claims	Total
Undiscounted amount at December 31, 2011	$449.6	$79.9	$529.5
Estimated settlement cost for 2012 claims	100.4	27.4	127.8
Claim payments, net of recoveries	(140.9)	(43.7)	(184.6)
Change in estimated settlement cost for older claim years	(19.0)	1.5	(17.5)
Undiscounted amount at December 31, 2012	$390.1	$65.1	$455.2
Estimated settlement cost for 2013 claims	89.2	36.7	125.9
Claim payments, net of recoveries	(115.6)	(24.3)	(139.9)
Change in estimated settlement cost for older claim years	(16.7)	(8.7)	(25.4)
Undiscounted settlement cost estimate at December 31, 2013	$347.0	$68.8	$415.8
Discounted settlement cost estimate at December 31, 2013	$316.6	$68.2	$384.8

In addition to the amounts above, settlement cost amounts for cargo claims and other insurance related amounts, none of which are discounted, totaled $15.6 million and $21.0 million at December 31, 2013 and 2012, respectively.

Estimated cash payments to settle claims which were incurred on or before December 31, 2013, for the next five years and thereafter are as follows:

(in millions)	Workers' Compensation	Property Damage and Liability Claims	Total
2014	$84.3	$23.2	$107.5
2015	59.0	18.6	77.6
2016	41.5	13.7	55.2
2017	30.2	6.9	37.1
2018	22.8	3.9	26.7
Thereafter	109.2	2.5	111.7
Total	$347.0	$68.8	$415.8

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

Property and Equipment

The following is a summary of the components of our property and equipment at cost as of December 31:

(in millions)	2013	2012
Land	$267.8	$269.6
Structures	810.4	825.8
Revenue equipment	1,438.3	1,442.8
Technology equipment and software	133.9	127.0
Other	193.8	203.8
Total cost	$2,844.2	$2,869.0

We carry property and equipment at cost less accumulated depreciation. We compute depreciation using the straight-line method based on the following service lives:

Years
Structures	10 - 30
Revenue equipment	10 - 20
Technology equipment and software	3 - 7
Other	3 - 10

We charge maintenance and repairs to expense as incurred and betterments are capitalized. Leasehold improvements are capitalized and amortized over the remaining lease term.

Our investment in technology equipment and software consists primarily of customer service and freight management equipment and related software.

For the years ended December 31, 2013, 2012 and 2011, depreciation expense was $153.8 million, $165.2 million, and $173.8 million, respectively.

The cost of replacement tires are expensed at the time those tires are placed into service, as is the case with other repair and maintenance costs. The cost of tires on newly acquired revenue equipment is capitalized and depreciated over the estimated useful life of the related equipment.

Impairment of Long-Lived Assets

If facts and circumstances indicate that the carrying amount of held-and-used identifiable amortizable intangibles and property, plant and equipment may be impaired, we perform an evaluation of recoverability in accordance with FASB ASC Topic 360. Our evaluation compares the estimated future undiscounted cash flows associated with the asset or asset group to its carrying amount to determine if a reduction to the carrying amount is required. The carrying amount of an impaired asset would be reduced to fair value if the estimated undiscounted cash flows are insufficient to recover the carrying value of the asset group. We performed impairment reviews for held-and-used long-lived assets during the years ended December 31, 2013, 2012 and 2011 in connection with an update of our internal business forecasts that considered current economic conditions and results of operations.

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

Assets Held for Sale

When we plan to dispose of property or equipment by sale, the asset is carried in the financial statements at the lower of the carrying amount or estimated fair value, less cost to sell, and is reclassified to assets held for sale. Additionally, after such reclassification, there is no further depreciation taken on the asset. For an asset to be classified as held for sale, management must approve and commit to a formal plan, the sale should be anticipated during the ensuing year and the asset must be actively marketed, be available for immediate sale, and meet certain other specified criteria. We use level 3 inputs to determine the fair value of each property that is considered as held for sale.

At December 31, 2013 and December 31, 2012, the net book value of assets held for sale was approximately $17.2 million and $7.3 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets. We recorded charges of $3.9 million, $13.2 million and $17.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, to reduce properties held for sale to estimated fair value, less cost to sell. These charges are included in “Gains on property disposals, net” in the accompanying statements of consolidated operations.

Earnings from Equity Method Investments

We account for the ownership of our joint venture under the equity method and accordingly, recognize our share of the respective joint ventures earnings in “Other nonoperating (income) expense” in the accompanying statements of operations.

The following reflects the components of these results for the years ended December 31:

(in millions)	2013	2012	2011
Our share of joint venture earnings	$(2.1)	$(1.9)	$(2.7)
Impairment charge	—	30.8	—
Net equity method (earnings) losses	$(2.1)	$28.9	$(2.7)

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

The valuation methodologies described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. We believe that our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial assets could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used at December 31, 2013 and 2012.

The following tables summarize the fair value hierarchy of our financial assets held at fair value on a recurring basis, which consists of our restricted cash held in escrow:

		Fair Value Measurement at December 31, 2013
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$90.1	$90.1	$—	$—
Restricted amounts held in escrow-long term	0.6	0.6	—	—
Total assets at fair value	$90.7	$90.7	$—	$—

		Fair Value Measurement at December 31, 2012
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$20.0	$20.0	$—	$—
Restricted amounts held in escrow-long term	102.5	102.5	—	—
Total assets at fair value	$122.5	$122.5	$—	$—

Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these instruments.

Reclassifications Out of Accumulated Other Comprehensive Loss

For the years ended December 31, 2013 and 2012, we reclassified the amortization of our net pension gain (loss) totaling $9.6 million and $9.0 million, respectively, from accumulated other comprehensive loss to net loss. This reclassification is a component of net periodic pension cost and is discussed in the "Employee Benefits" footnote.

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

4. Intangibles

Definite Life Intangibles

The components of amortizable intangible assets are as follows at December 31:

		2013		2012
	Weighted	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
(in millions)	Life (years)	Amount	Amortization	Amount	Amortization
Customer related	12	$197.9	$(147.4)	$198.2	$(129.1)
Marketing related	0	2.4	(2.4)	2.4	(2.4)
Technology based	0	24.2	(24.2)	24.2	(24.2)
Intangible assets		$224.5	$(174.0)	$224.8	$(155.7)

Amortization expense for intangible assets recognized on a straight line basis was $18.5 million, $18.6 million and $21.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated amortization expense for the next five years is as follows:

(in millions)	2014	2015	2016	2017	2018
Estimated amortization expense	$18.6	$18.3	$13.6	$—	$—

Indefinite Life Intangibles

The following table shows the changes in the carrying amount of our indefinite lived tradenames attributable to each applicable segment:

(in millions)	YRC Freight	Regional Transportation	Total
Balances at December 31, 2010	$11.4	$18.7	$30.1
Change in foreign currency exchange rates	(0.2)	—	(0.2)
Balances at December 31, 2011	11.2	18.7	29.9
Change in foreign currency exchange rates	0.2	—	0.2
Balances at December 31, 2012	11.4	18.7	30.1
Change in foreign currency exchange rates	(0.8)	—	(0.8)
Balances at December 31, 2013	$10.6	$18.7	$29.3

Intangible assets with indefinite lives, which consist of our tradenames, are not subject to amortization, but are subjected to an impairment test at least annually and as triggering events may occur. The impairment test for tradenames consists of a comparison of the fair value of the tradename with its carrying amount. An impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset. In making this assessment, we utilized the relief from royalty method, an income approach (a level 3 fair value measurement), which includes assumptions as to future revenue, applicable royalty rate and cost of capital, among others.

5. Network Optimization

In the second quarter of 2013, our YRC Freight reporting segment implemented its plan to optimize its freight network. This optimization reduced the number of handling and relay locations. Costs associated with this plan, which consist of employee separation costs and contract termination, asset impairments and other costs, are recorded at either their contractual amounts or their fair value. During the year ended December 31, 2013, we recorded $7.8 million related to these costs in the YRC Freight reporting segment.

Charges for the network optimization are included in "Salaries, wages and employees' benefits" as it relates to employee separation costs and "Operating expenses and supplies" as is relates to contract termination and other costs in the accompanying statements of consolidated operations. In addition to the charges detailed below, we have recorded impairment charges on facilities that are part of the network optimization totaling $1.5 million during the year ended December 31, 2013. These charges are included in "(Gains) losses on property disposals, net" in the accompanying statements of consolidated operations.

A rollforward of our restructuring accrual (which includes both our 2013 Network Optimization and our 2010 restructuring) is as follows:

(in millions)	Employee Separation	Contract Termination and Other Costs	Total
Balance at December 31, 2010	$2.6	$10.9	$13.5
Payments	(2.6)	(6.5)	(9.1)
Balance at December 31, 2011	$—	$4.4	$4.4
Payments	—	(3.9)	(3.9)
Balance at December 31, 2012	$—	$0.5	$0.5
Network optimization charges	1.3	5.0	6.3
Payments	(1.1)	(4.9)	(6.0)
Balance at December 31, 2013	$0.2	$0.6	$0.8

6. Other Assets

The primary components of other assets at December 31 are as follows:

(in millions)	2013	2012
Equity method investment for JHJ International Transportation Co., Ltd.	$23.4	$22.3
Deferred debt costs	18.5	14.5
Other	36.6	21.5
Total	$78.5	$58.3

During the years ended December 31, 2013 and 2012, we received dividends in the amount of $1.8 million and $2.4 million, respectively, from our China joint venture, JHJ International Transportation Co., Ltd. (“JHJ”). As of December 31, 2013 and 2012, the excess of our investment over our interest in JHJ's equity is $4.8 million and $4.6 million, respectively.

7. Employee Benefits

Qualified and Nonqualified Defined Benefit Pension Plans

With the exception of Regional Transportation, YRC Reimer and certain of our other foreign subsidiaries, YRC Worldwide and its operating subsidiaries sponsor qualified and nonqualified defined benefit pension plans for certain employees not covered by collective bargaining agreements (approximately 14,000 current, former and retired employees). Qualified and nonqualified pension benefits are based on years of service and the employees' covered earnings. Employees covered by collective bargaining agreements participate in various multi-employer pension plans to which YRC Worldwide contributes, as discussed below. Regional Transportation does not offer a defined benefit pension plan and instead offers retirement benefits through either contributory 401(k) savings plans or profit sharing plans, as discussed below. The existing YRC Worldwide defined benefit pension plans closed to new participants effective January 1, 2004 and the benefit accrual for active employees was frozen effective July 1, 2008. Our actuarial valuation measurement date for our pension plans is December 31.

Funded Status

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2013 and 2012, and the funded status at December 31, 2013 and 2012, is as follows:

(in millions)	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$1,345.7	$1,166.2
Service cost	4.3	3.9
Interest cost	56.2	59.3
Benefits paid	(76.5)	(63.1)
Actuarial (gain) loss	(131.6)	192.1
Expenses paid from assets	(9.6)	(12.7)
Other	0.3	—
Benefit obligation at year end	$1,188.8	$1,345.7
Change in plan assets:
Fair value of plan assets at prior year end	$799.4	$727.7
Actual return on plan assets	31.9	72.2
Employer contributions	62.9	75.3
Benefits paid	(76.5)	(63.1)
Expenses paid from assets	(9.6)	(12.7)
Other	0.3	—
Fair value of plan assets at year end	$808.4	$799.4
Funded status at year end	$(380.4)	$(546.3)

The underfunded status of the plans of $380.4 million and $546.3 million at December 31, 2013 and 2012, respectively, is recognized in the accompanying consolidated balance sheets as shown in the table below. No plan assets are expected to be returned to the Company during the year ending December 31, 2014.

Benefit Plan Obligations

Amounts recognized in the consolidated balance sheets for pension benefits at December 31 are as follows:

(in millions)	2013	2012
Noncurrent assets	$1.7	$—
Current liabilities	0.6	0.6
Noncurrent liabilities	381.5	545.7

Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

(in millions)	2013	2012
Net actuarial loss	$389.2	$511.8

As shown above, included in accumulated other comprehensive loss at December 31, 2013, are unrecognized actuarial losses of $389.2 million ($338.4 million, net of tax). The actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic cost during the year ending December 31, 2014, is $12.6 million.

The total accumulated benefit obligation for all plans was $1,188.8 million and $1,345.7 million at December 31, 2013 and 2012, respectively.

As of December 31, 2012, all of our pension plans accumulated benefit obligation (“ABO”) equal projected benefit obligation and exceed their plan assets. Information for pension plans with an ABO in excess of plan assets at December 31, 2013 is as follows:

(in millions)	ABO Exceeds Assets	Assets Exceed ABO	Total
Projected benefit obligation	$1,182.1	$5.3	$1,187.4
Accumulated benefit obligation	1,182.1	6.7	1,188.8
Fair value of plan assets	799.9	8.5	808.4

Assumptions

Weighted average actuarial assumptions used to determine benefit obligations at December 31:

	2013	2012
Discount rate	5.23%	4.28%

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2013	2012	2011
Discount rate	4.28%	5.23%	5.79%
Expected rate of return on assets	7.0%	7.0%	7.0%
Mortality table	RP-2000 Projected to 2013	RP-2000 Projected to 2012	RP-2000 Projected to 2011

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

In determining the expected rate of return on assets, we consider our historical experience in the plans' investment portfolio, historical market data and long-term historical relationships as well as a review of other objective indices including current market factors such as inflation and interest rates. Although plan investments are subject to short-term market volatility, we believe they are well diversified and closely managed. Our asset allocation as of December 31, 2013, consisted of 35% equities, 34% in debt securities and 31% in absolute return investments and as of December 31, 2012 consisted of 27% equities, 50% in debt securities and 23% in absolute return investments. The 2013 allocations are consistent with the targeted long-term asset allocation for the plans which is 33% equities, 35% debt securities and 32% absolute return investments. Based on various market factors, we selected an expected rate of return on assets of 7.0% effective for the 2013 and 2012 valuations. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately. The pension trust holds no YRC Worldwide securities.

Future Contributions and Benefit Payments

We expect to contribute approximately $79.9 million to our single employer pension plans in 2014.

Expected benefit payments from our qualified and non-qualified defined benefit pension plans for each of the next five years and the total payments for the following five years ended December 31 are as follows:

(in millions)	2014	2015	2016	2017	2018	2019-2023
Expected benefit payments	$70.5	$71.7	$71.7	$72.0	$74.0	$384.6

Pension and Other Post-retirement Costs

The components of our net periodic pension cost, other post-retirement costs and other amounts recognized in other comprehensive loss for the years ended December 31, 2013, 2012 and 2011 were as follows:

(in millions)	2013	2012	2011
Net periodic benefit cost:
Service cost	$4.3	$3.9	$3.6
Interest cost	56.2	59.3	61.2
Expected return on plan assets	(55.6)	(51.1)	(43.0)
Amortization of prior net loss	14.8	9.0	9.6
Net periodic pension cost	$19.7	$21.1	$31.4
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net actuarial loss (gain) and other adjustments	$(107.7)	$170.4	$3.6
Less amortization of prior losses	(14.8)	(9.0)	(9.6)
Total recognized in other comprehensive loss (income)	(122.5)	161.4	(6.0)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(102.8)	$182.5	$25.4

During the year ended December 31, 2013 and 2012, the income tax provision (benefit) related to amounts in other comprehensive income was $42.7 million and $(1.3) million. There was no corresponding amount in 2011.

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

The table below details by level, within the fair value hierarchy, the pension assets at fair value as of December 31, 2013:

	Pension Assets at Fair Value as of December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Equities	$113.3	$106.4	$—	$219.7
Private equities	—	—	60.3	60.3
Fixed income:
Corporate	4.3	106.5	38.6	149.4
Government	98.0	102.8	—	200.8
Other	10.1	—	—	10.1
Absolute return	6.2	138.6	—	144.8
Interest bearing	23.3	—	—	23.3
Total investments	$255.2	$454.3	$98.9	$808.4
Other assets, net				—
Total plan assets	$255.2	$454.3	$98.9	$808.4

The table below details by level, within the fair value hierarchy, the pension assets at fair value as of December 31, 2012:

	Pension Assets at Fair Value as of December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total
Equities	$79.9	$92.5	—	$172.4
Private equities	—	—	38.8	38.8
Fixed income:
Corporate	15.3	89.9	35.5	140.7
Government	109.1	145.2	—	254.3
Absolute return	0.6	157.1	—	157.7
Interest bearing	34.0	—	—	34.0
Total investments	$238.9	$484.7	$74.3	$797.9
Other assets, net				1.5
Total plan assets	$238.9	$484.7	$74.3	$799.4

The table below presents the activity of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Private Equities	Fixed income	Total Level 3
Balance at December 31, 2011	$29.0	$14.6	$43.6
Purchases	8.4	25.6	34.0
Sales	(2.0)	(5.2)	(7.2)
Unrealized gain (loss)	3.4	0.5	3.9
Balance at December 31, 2012	$38.8	$35.5	$74.3
Purchases	6.4	9.6	16.0
Sales	(6.4)	(5.3)	(11.7)
Unrealized gain (loss)	21.5	(1.2)	20.3
Balance at December 31, 2013	$60.3	$38.6	$98.9

The following table sets forth a summary of the Level 3 assets for which the fair value is not readily determinable but a reported NAV is used to estimate the fair value as of December 31, 2013:

	Fair value estimated using Net Asset Value per Share
(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equities (a)	$60.3	$18.0	Redemptions not permitted
Fixed income (b)	38.6	16.0	Redemptions not permitted
Total	$98.9

(a)	Consists of five private equity funds investing in renewable solar energy, acquisition of pharmaceutical company interests, Chinese technology and healthcare companies.

(b)	Consists of three fixed income funds which invest in debt securities secured by royalty payments from marketers of pharmaceutical products.

The following table sets forth a summary of the Level 3 assets for which the fair value is not readily determinable but a reported NAV is used to estimate the fair value as of December 31, 2012:

	Fair value estimated using Net Asset Value per Share
(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equities (a)	$38.8	$14.2	Redemptions not permitted
Fixed income (b)	35.5	3.0	Varies (c)
Total	$74.3

(a)	Consists of four private equity funds investing in renewable solar energy, acquisition of pharmaceutical company interests and Chinese technology and healthcare companies.

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

The assets presented in the December 31, 2013 and 2012 fair value hierarchy tables classified as Level 1 and Level 2, which fair value is estimated using NAV per share, have redemption frequencies ranging from daily to annually, have redemption notice periods from approximately 1 day to 90 days and have no unfunded commitments. These assets consist of equity, fixed income, and absolute return funds. Generally, the investment strategies of the fixed income and equity funds is based on fundamental and quantitative analysis and consists of long and hedged strategies. The general strategy of the absolute return funds consists of alternative investment techniques, including derivative instruments and other unconventional assets, to achieve a stated return rate.
Multi-Employer Pension Plans

YRC Freight, New Penn, Holland and Reddaway contribute to various separate multi-employer health, welfare and pension plans for employees that are covered by our collective bargaining agreements (approximately 78% of total YRC Worldwide employees). The collective bargaining agreements determine the amounts of these contributions. The health and welfare plans provide medical related benefits to active employees and retirees. The pension plans provide defined benefits to retired participants. We recognize as net pension cost within 'salaries, wages and employee benefits' the contractually required contributions for the period and recognize as a liability any contributions due and unpaid at period end. We do not directly manage multi-employer plans. The trusts covering these plans are generally managed by trustees, half of whom the unions appoint and half of whom various contributing employers appoint.

We expensed the following amounts related to these plans for the years ended December 31:

(in millions)	2013	2012	2011
Health and welfare	$399.5	$387.5	$378.2
Pension	89.1	85.6	48.7
Total	$488.6	$473.1	$426.9

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

The following table provides additional information related to our participation in individually significant multi-employer pension plans for the year ended December 31, 2013:

		Pension Protection Zone Status (b)		Funding Improvement or Rehabilitation Plan	Employer Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement
Pension Fund (a)	EIN Number	2013	2012
Central States, Southwest and Southwest Areas Pension Fund	36-6044243	Red	Red	Yes	No	3/31/2019
Teamsters National 401K Savings Plan (c)	52-1967784	N/A	N/A	N/A	No	3/31/2019
I.B. of T. Union Local No 710 Pension Fund	36-2377656	Green	Green	No	No	3/31/2019
Central Pennsylvania Teamsters Defined Benefit Plan	23-6262789	Yellow	Green	Yes	No	3/31/2019
Road Carriers Local 707 Pension Fund	51-6106510	Not Available	Red	Yes	No	3/31/2019
Teamsters Local 641 Pension Fund	22-6220288	Red	Red	Yes	No	3/31/2019
(a) The determination of individually significant multi-employer plans is based on the relative contributions to the plans over the periods presented as well as other factors.
(b) The Pension Protection Zone Status is based on information that the Company obtained from the plans' Forms 5500. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available for 2013 and 2012 is for the plan's year-end during calendar years 2012 and 2011, respectively. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
(c) The policies of the Western Conference of Teamsters Pension Trust precluded the Company from reentering the plan on June 1, 2011. The plan did not assess a withdrawal liability and has not done so since June 1, 2011. Contributions related to the employees previously covered by this plan are now being made to the Teamsters National 401(k) Plan.

YRC Worldwide was listed in the Central States, Southwest and Southwest Areas Pension Plan, Road Carriers Local 707 Pension Fund and Teamsters Local 641 Pension Fund's Forms 5500 as providing more than 5 percent of the total contributions for 2012 and 2011.

We contributed a total of $88.7 million, $84.9 million and $45.6 million to the multi-employer pension funds for the years ended December 31, 2013, 2012 and 2011. The following table provides the pension amounts contributed by fund for those funds that are considered to be individually significant:

(in millions)	2013	2012	2011
Central States, Southeast and Southwest Areas Pension Plan	$52.1	$51.9	$27.6
Teamsters National 401K Savings Plan	11.2	11.0	5.8
I.B. of T. Union Local No 710 Pension Fund	4.4	4.1	2.2
Central Pennsylvania Teamsters Defined Benefit Plan	4.5	4.5	2.3
Road Carriers Local 707 Pension Fund	2.3	2.5	1.2
Teamsters Local 641 Pension Fund	1.6	1.6	0.8

The comparability of annual contributions for 2011 through 2013 is primarily impacted by the temporary cessation of contributions for the period from the third quarter of 2009 through May 2011.

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

401(k) Savings Plans

We sponsor the YRC Worldwide Inc. 401(k) Plan, which is a defined contribution plan primarily for employees that our collective bargaining agreements do not cover. The plan permits participants to make contributions to the plan and permits the employer of participants to make contributions on behalf of the participants. There were no employer contributions in 2013, 2012 or 2011. Our employees covered under collective bargaining agreements may also participate in union-sponsored 401(k) plans.

Performance Incentive Awards

YRC Worldwide and its operating subsidiaries each provide annual performance incentive awards and more frequent sales incentive awards to certain non-union employees, which are based primarily on actual operating results achieved compared to targeted operating results or sales targets and are paid in cash. Operating (loss) income in 2013, 2012, and 2011 included performance and sales incentive expense for non-union employees of $14.5 million, $12.3 million, and $13.9 million, respectively. We generally pay annual performance incentive awards in the first quarter of the following year and sales performance incentive awards on a monthly basis.

Other

We provide a performance based incentive plan to key management personnel that provides the opportunity annually to earn cash and equity awards to further compensate certain levels of management. The equity awards are more fully described in the "Stock Compensation Plans" footnote to our consolidated financial statements. During the years ended December 31, 2013, 2012 and 2011, compensation expense related to these awards was $5.8 million, $3.8 million and $0.6 million, respectively.

8. 2014 Financing Transactions

On January 31, 2014, we issued 14,333,334 shares of our Common Stock and 583,334 shares of our Convertible Preferred Stock pursuant to certain stock purchase agreements, dated as of December 22, 2013 (the “Stock Purchase Agreements”), for an aggregate $250.0 million in cash. We used the proceeds from these transactions to, among other things, (i) deposit with the trustee funds sufficient to repay our 6% Convertible Senior Notes ("6% Notes") at their maturity on February 15, 2014 and (ii) repurchase approximately $90.9 million of our Series A Convertible Senior Secured Notes ("Series A Notes"). The Company will redeem the remaining Series A Notes on August 5, 2014. In February 2014, the Company deposited approximately $89.6 million with the trustee in order to fund the redemption (including accrued interest), and thereby discharged the indenture governing the Series A Notes.

Also on January 31, 2014, certain holders of our 10% Series B Convertible Senior Secured Notes ("Series B Notes") exchanged their outstanding balances (including the make-whole premium and additional accrued interest through January 15, 2014) at a conversion price of $15.00 per share, while certain other holders converted their Series B Notes in accordance with their terms. We also amended the indenture governing our Series B Notes to eliminate substantially all of the restrictive covenants, certain events of default and other related provisions contained in the indenture and to release and discharge the liens on the collateral securing the Series B Notes.

Effective January 31, 2014, certain of our subsidiaries, various pension funds party thereto, and Wilmington Trust Company, as agent for such pension funds, entered into the Second Amended and Restated Contribution Deferral Agreement ("Second A&R CDA"), which, among other things (i) amended and restated the Amended and Restated Contribution Deferral Agreement ("A&R

CDA") (which agreement is discussed in our "Debt and Financing footnote"), (ii) released the agent’s security interest in third priority collateral on the Collateral Release Date (as defined therein), (iii) limited the value of obligations secured by the collateral to the Secured Obligations (as defined therein) and (iv) extended the maturity of deferred pension payments and deferred interest from March 31, 2015 to December 31, 2019.

On February 13, 2014, we replaced our existing credit facilities (as discussed in our "Debt and Financing" footnote) with a new $450 million New ABL Facility (the "New ABL Facility") and a new $700 million term loan facility ("New Term Loan"). The New ABL Facility will be used to support our $364.6 million of outstanding letters of credit commitments as of December 31, 2013.

We refer to transactions described above collectively as the "2014 Financing Transactions." The table below summarizes the cash flow activity for the 2014 Financing Transactions:

Cash Sources (in millions)		Cash Uses (in millions)
New Term Loan	$700.0	Extinguish Prior ABL Facility (includes accrued interest)	$326.0
Proceeds from sale of common stock	215.0	Extinguish Prior Term Loan (includes accrued interest)	299.7
Proceeds from sale of preferred stock	35.0	Retire 6% Notes	71.5
Cash proceeds from restricted amounts held in escrow - existing ABL facility	90.0	Repurchase Series A Notes (upon transaction closing and includes accrued interest)	93.9
New ABL Facility	—	Redeem Series A Notes (on August 5, 2014 and includes accrued interest)	89.6
		Fees, Expenses and Original Issuance Discount	49.0
		Restricted Cash to Balance Sheet (a)	90.0
		Cash to Balance Sheet	20.3
Total sources	$1,040.0	Total uses	$1,040.0

(a)	Under the terms of the New ABL facility, a portion of the Cash to Balance sheet will be classified as "restricted cash" in the consolidated balance sheet.

The table below summarizes the non-cash activity for the 2014 Financing Transactions:

Non-Cash Sources (in millions)		Non-Cash Uses (in millions)
Secured Second A&R CDA	$51.0	A&R CDA	$124.0
Unsecured Second A&R CDA	73.0	Exchange/conversion of Series B Notes to common stock	50.6
Exchange/conversion of Series B Notes to common stock	50.6
Total sources	$174.6	Total uses	$174.6

In 2014, we will account for the A&R CDA maturity extension as a debt modification and the remaining transactions as extinguishment of debt and issuance of new debt. We anticipate recording a gain on extinguishment of debt of approximately $15 million associated with this transaction in the first quarter of 2014. We paid approximately $40 million of fees associated with these transactions of which approximately $25 million will be recorded as unamortized deferred debt costs in “Other assets” in the consolidated balance sheet in the first quarter of 2014 and will be recognized as interest expense over the term of the New Term Loan and New ABL Facility and approximately $15 million will offset the equity proceeds of our stock purchase agreements.

$700 Million First Lien Term Loan

- Overview: On February 13, 2014, we borrowed in full $700 million, and received in cash less a 1% discount, from a syndicate of banks and other financial institutions arranged by Credit Suisse Securities (USA) and RBS Citizens, N.A. No amounts under this New Term Loan, once repaid, may be reborrowed. Certain material provisions of the New Term Loan are summarized below:

- Maturity and Amortization: The New Term Loan matures on February 13, 2019. The New Term Loan will amortize in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the New Term Loan commencing on the last day of the first full fiscal quarter ending after the closing date.

- Incremental: Subject to finding current or new lenders willing to provide such commitments, the Company has the right to incur one or more increases to the New Term Loan and/or one or more new tranches of term loans (which may be unsecured or secured on a junior basis) to be made available under the New Term Loan credit agreement which shall not exceed (i) $250 million so long as the senior secured leverage ratio on a pro forma basis does not exceed 3.25 to 1.0, plus (ii) all voluntary prepayments of the New Term Loan.

- Interest and Fees: The New Term Loan bears interest, at the election of the borrower, at either the applicable London interbank offer rate ("LIBOR") (subject to a floor of 1.00%) plus a margin of 7.00% per annum, or a rate determined by reference to the alternate base rate (the greater of the prime rate established by the administrative agent, the federal fund rate plus 0.50% and one month, LIBOR plus 1.00%) plus a margin of 6.00%.
- Guarantors: The obligations of the borrower under the New Term Loan are unconditionally guaranteed by certain wholly owned domestic restricted subsidiaries of the Company (the “Term Guarantors”).
- Collateral: The New Term Loan is secured by a perfected first priority security interest in (subject to permitted liens) substantially all assets of the Company and the guarantors under the New Term Loan (the “Term Guarantors”), except that accounts receivable, cash, deposit accounts and other assets related to accounts receivable are subject to a second priority interest (subject to permitted liens) and certain owned real property securing the obligations under the Second A&R CDA filed January 31, 2014, do not secure the obligations under the New Term Loan credit agreement (the “CDA Collateral”).
- Mandatory Prepayments: The New Term Loan includes the following mandatory prepayments:

•
50% of excess cash flow (paid if permitted under the New ABL Facility), subject to step downs to (x) 25% if the total leverage ratio is less than or equal to 3.50 to 1.00 but greater than 3.00 to 1.00 and (y) 0% if the total leverage ratio is less than or equal to 3.00 to 1.00.

•
100% of the net cash proceeds of all asset sales or similar dispositions outside of the ordinary course of business and casualty events (subject to materiality thresholds and customary reinvestment rights)

•	100% of cash proceeds from debt issuances that are not permitted by the New Term Loan documentation.

- Events of Default: The New Term Loan documentation contains certain customary events of default, including but not limited to the failure to make payments due under the New Term Loan, breach of and failure to cure the breach of certain covenants, the entry of a final unpaid judgment against any of the Term Guarantors in excess of $30 million, the commencement of certain insolvency proceedings, liquidations or dissolutions, a cross-default to certain other indebtedness with an outstanding aggregate principal balance of at least $30 million (other than the New ABL Facility), and cross-acceleration to the New ABL Facility.
- Covenants: The New Term Loan contains certain customary affirmative and negative covenants, including, among others, covenants restricting the incurrences of debt, liens, the making of investments and repurchases, transactions with affiliates, fundamental changes and asset sales, and prepayments of junior debt. In addition, refer to the "Liquidity" footnote for financial covenants for each of the remaining test periods.
$450 Million ABL Facility

- Overview: On February 13, 2014, we entered into the New ABL Facility which is an asset-based $450 million loan facility from a syndicate of banks arranged by RBS Citizens, N.A., Merrill Lynch, Pierce, Fenner & Smith and CIT Finance LLC. The New ABL Facility terminates on February 13, 2019 (the “Termination Date”). The Company, YRC Inc., USF Reddaway Inc., USF Holland Inc. and New Penn Motor Express, Inc. are borrowers under the New ABL Facility, and certain of the Company’s domestic subsidiaries are guarantors thereunder. Certain material provisions of the New ABL Facility are summarized below:
- Availability: The aggregate amount available under the New ABL Facility is subject to a borrowing base equal to the sum of (a) 85% of the sum of (i) eligible accounts minus without duplication (ii) the dilution reserve, plus (b) 100% of eligible borrowing base cash (which constitutes cash that has been deposited from time to time in a restricted account with the agent), minus (c) the deferred revenue reserve (which constitutes 85% of the “deferred revenue liability” as reflected on the balance sheet of the Company and its restricted subsidiaries as of the last day of the most recently completed fiscal month), minus (d) the availability reserve imposed by the agent in its permitted discretion (made in good-faith and using reasonable business judgment). Upon entering the New ABL Facility on February 13, 2014, based upon the availability calculation, the New ABL Facility did not have any borrowing capacity.

- Interest and Fees: Revolving loans made under the New ABL Facility bear interest, at the Company’s election, of either the applicable LIBOR rate plus 2.5% or the base rate (the greater of the prime rate established by the agent, the federal funds effective rate plus 0.50% and one month LIBOR plus 1.00%) plus 1.5% from the closing date through March 31, 2014. Thereafter, the interest rates will be subject to the following price grid based on the average quarterly excess availability under the revolver:

	Average Quarterly	Base Rate	LIBOR
Level	Excess Capacity	Plus	Plus
I	> $140,000,000	1.00%	2.00%
II	> $70,000,000	1.25%	2.25%
	< $140,000,000
III	< $70,000,000	1.50%	2.50%
The rates set forth above are subject to a 0.25% reduction during any fiscal quarter for which the Company has a total leverage ratio of less than 2.50 to 1.00.
- Fees: Fees in respect of the New ABL Facility include: (i) an unused line fee payable quarterly in arrears calculated by multiplying the amount by which the commitments exceed the loans and letters of credit for any calendar quarter by the unused line fee percentage (such unused line fee percentage initially to 0.250% per annum through March 31, 2014, and thereafter 0.375% per annum if the average revolver usage is less than 50% or 0.250% per annum if the average revolver usage is greater than 50%); (ii) fees for the letter of credit facility payable quarterly in arrears which are comprised of the applicable margin in effect for LIBOR loans multiplied by the average daily stated amount of letters of credit; (iii) fronting fees for letters of credit payable quarterly in arrears equal to 0.125% of the stated amount of the letters of credit; (vi) fees to issuing banks to compensate for customary charges related to the issuance and administration of letters of credit; and (v) such fees as set forth in the fee letter arrangement dated as of February 13, 2014 by and between the agent and the Company
- Collateral: The obligations under the New ABL Facility are secured by a perfected first priority security interest in (subject to permitted liens) all accounts receivable, cash, deposit accounts and other assets related to accounts receivable of the Company and the other loan parties and an additional second priority security interest in (subject to permitted liens) substantially all remaining assets of the borrowers and the guarantors other than CDA Collateral.
- Incremental: The New ABL Facility provides for a $100 million uncommitted accordion to increase the revolving commitment in the future to support borrowing base growth.
- Events of Default: The New ABL Facility contains certain customary events of default, including but not limited to the failure to make payments due under the New ABL Facility, breach of and failure to cure the breach of certain covenants, the entry of a final unpaid judgment against any of the New ABL Facility loan parties in excess of $30 million, the commencement of any insolvency proceeding, liquidation or dissolution, and a cross-default to certain other indebtedness with an outstanding aggregate principal balance of at least $30 million (including the New Term Loan).
- Covenants: The New ABL Facility contains certain customary affirmative and negative covenants (including certain customary provisions regarding borrowing base reporting, and including, among others, covenants restricting the incurrences of debt, liens, the making of investments and repurchases, transactions with affiliates, fundamental changes and asset sales, and prepayments of junior debt). Certain of the covenants relating to investments, restricted payments and capital expenditures are relaxed upon meeting specified payment conditions or debt repayment conditions, as applicable. Payment conditions include (i) the absence of an event of default arising from such transaction, (ii) liquidity of at least $100 million or availability of at least $67.5 million and (iii) the Consolidated Fixed Charge Coverage Ratio for the most recent term period on a pro forma basis is equal to or greater than 1.10 to 1.00). Debt repayment conditions include (i) the absence of an event of default from repaying such debt and (ii) availability on the date of repayment is not less than $67.5 million. During any period commencing when the New ABL Facility borrowers fail to maintain availability in an amount at least equal to 10% of the collateral line cap and until the borrowers have maintained availability of at least 10% of the collateral line cap for 30 consecutive calendar days, the New ABL Facility loan parties are required to maintain a Consolidated Fixed Charge Coverage Ratio of at least 1.10 to 1.00. The “Consolidated Fixed Charge Coverage Ratio” is defined as (a) (i) consolidated adjusted EBITDA for such period, minus (ii) capital expenditures made during such period, minus (iii) the aggregate amount of net cash taxes paid in cash during such period, minus (iv) the amount, if any, by which the cash pension contribution for such period exceeds the pension expense for such period, and plus (v) the amount, if any, by which the pension expense for such period exceeds the cash pension contribution for such period, divided by (b) the consolidated fixed charges for such period. In addition, refer to the "Liquidity" footnote for covenants for each of the remaining test periods.

9. Debt and Financing

As of December 31, 2013 we had two primary credit facilities that we utilized to support our liquidity needs: the amended and restated credit agreement and an asset-based lending facility (the "Prior ABL Facility," collectively referred to as our “Prior Credit Facilities”) and were also party to a number of other financing arrangements. On February 13, 2014, we completed our 2014 Financing Transactions which substantially changed the makeup of our outstanding debt. Refer to the "2014 Financing Transactions" footnote for further details. We have set forth a brief description of our two primary credit facilities and our other financing arrangements in place at December 31, 2013 below.

Amended and Restated Credit Agreement

- Overview: Our amended and restated credit agreement provided for a term loan in an aggregate principal amount of $307.4 million ("Prior Term Loan") and a letter of credit facility of up to $437.0 million. As of December 31, 2013, we had repaid $9.3 million in aggregate principal on the Prior Term Loan. Certain material provisions of the amended and restated credit agreement are summarized below:

- Maturity and Amortization: The Prior Term Loan and, subject to the ability to replace or substitute letters of credit, the letters of credit, would mature on March 31, 2015. The Prior Term Loan did not amortize.
- Interest and Fees: After giving effect to the Credit Agreement Amendment (defined below) on November 12, 2013, the Prior Term Loan, at our option, bore interest at either (x) 6.00% in excess of the alternate base rate (i.e., the greater of the prime rate and the federal funds effective rate in effect on such day plus 1/2 of 1%) in effect from time to time, or (y) 7.00% in excess of the London interbank offer rate (adjusted for maximum reserves). The London interbank offer rate was subject to a floor of 3.50% and the alternate base rate was subject to a floor of the then-applicable London interbank offer rate plus 1.0%. The stated interest rate floor of 10.0% was in effect since issuance.
Issued but undrawn letters of credit were subject to a participation fee equal to 8.00% of the average daily amount of letter of credit exposure. Any commitment available to be used to issue letters of credit was subject to a commitment fee of 8.00% of the average daily unused commitment. Letters of credit were subject to a 1% fronting fee or as mutually agreed between the Company and the applicable issuing bank.
- Collateral: The collateral securing the obligations under the credit agreement and guarantees entered into pursuant thereto included, subject to certain customary exceptions, all shares of capital stock of (or other ownership equity interests in) and intercompany debt owned by the Company and each present and future Guarantor and substantially all present and future property and assets of the Company or each Guarantor, except to the extent a security interest resulted in a breach, termination or default by the terms of the collateral being granted.
Pursuant to the terms under the amended and restated credit agreement, we were required to deposit an amount into escrow accounts to secure our obligations under the credit agreement. This amount totaled $0.6 million and $12.4 million as of December 31, 2013 and 2012 and is included in "Restricted amounts held in escrow," a non-current asset on the Consolidated Balance Sheet. The majority of the 2012 balance was returned as part of the November 2013 amendment discussed below. The liens on the collateral securing the obligations under the amended and restated credit agreement and guarantees entered into pursuant thereto were junior to the liens securing the obligations under the amended and restated contribution deferral agreement solely with respect to certain parcels of owned real property on which the pension funds have a senior lien and certain other customary permitted liens.

- Amendment: On November 12, 2013, YRC Worldwide entered into an amendment to its amended and restated credit agreement (the "Credit Agreement Amendment"), which, among other things, reset future covenants regarding minimum Consolidated EBITDA, maximum Total Leverage Ratio and minimum Interest Coverage Ratio (as defined in the Credit Agreement Amendments, if applicable) until December 31, 2014 and reset the minimum cash balance requirement. Further, the Credit Agreement Amendment, among other things, (i) included a new definition of Pro Forma Consolidated EBITDA added for the purposes of the minimum available cash requirement as described above to be calculated by adding to Consolidated EBITDA, subject to certain limitations, the amount of cost savings, operating expense reductions, other operating improvements and initiatives and synergies associated with any restructuring transactions (and implementation thereof) (but not to exceed the actual amount deducted from revenues in determining Consolidated Net Income for any such costs and expenses), in the case of each such restructuring transaction (and implementation thereof), occurring on or after November 12, 2013, and projected by us in good faith to be reasonably anticipated to be realizable within ninety (90) days of the date thereof; (ii) increased the interest rate and commitment fee payable under our credit agreement by 50 basis points (to the interest rate commitment fee set forth in "Interest and Fees" above); (iii) waived the requirement to continue to cash collateralize letters of credit with existing net cash proceeds received from asset sales up to $12.5 million (including release of such cash proceeds); (iv) required payment of an amendment fee to each consenting lender of 1.0% of their outstanding exposure; and (v) added a new “Event of Default” that required the  6% Convertible Senior Notes to be repaid, refinanced, replaced, restructured or extended on or prior to February 1, 2014 using either cash generated from the sale of qualified equity by the Borrower, certain qualified equity issuances by the Borrower or certain permitted indebtedness. Refer to the "Liquidity" footnote of our consolidated financial statements for covenants for each of the remaining test periods. On January 30, 2014, YRC Worldwide entered into a subsequent amendment to its amended and restated credit agreement, which, among other things, (i) extended the date in the “Event of Default” requirement for the repayment of the 6% Convertible Senior Notes from February 1, 2014 to February 13, 2014, (ii) eased the available cash conditions through February 13, 2014 and (iii) made certain other changes to effectuate the 2014 Financing Transactions.
Prior ABL Facility

- Overview: Our Prior ABL Facility provided for a $175.0 million ABL first-out delayed draw term loan facility (the “Term A Facility”) and a $225.0 million ABL last-out term loan facility (the “Term B Facility”). We collectively refer to these term loan facilities as our “Prior ABL Facility.” The Prior ABL Facility was to terminate on September 30, 2014 (the “Termination Date”). Pursuant to the terms of the Prior ABL Facility, YRC Freight, Holland and Reddaway (each, one of our subsidiaries and each, an “Originator”) would each sell, on an ongoing basis, all accounts receivable originated by that Originator to YRCW Receivables LLC, a bankruptcy remote, wholly owned subsidiary of the Company, which we refer to herein as the “Prior ABL Borrower."

- Availability: The aggregate amount available under the Prior ABL Facility was subject to a borrowing base equal to 85% of Net Eligible Receivables, plus 100% of the portion of the Prior ABL Facility that was cash collateralized, minus reserves established by the Agent in its permitted discretion.

- Interest and Fees: After giving effect to the ABL Credit Agreement Amendment on November 12, 2013 (described below), interest on outstanding borrowings was payable at a rate per annum equal to the reserve adjusted LIBOR rate (which is the greater of the adjusted LIBOR rate and 1.50%) or the “ABR Rate” (which was the greatest of the applicable prime rate, the federal funds rate plus 0.5%, and the LIBOR rate plus 1.0%) plus an applicable margin, which, for loans under the Term A Facility were equal to 7.50% for LIBOR rate advances and 6.50% for ABR Rate advances, and for loans under the Term B Facility are equal to 10.25% for LIBOR rate advances and 9.25% for ABR Rate advances. We were required to pay a commitment fee equal to 7.50% per annum on the average daily unused portion of the commitment in respect of the Term A Facility.

- Collateral: The ABL Facility was secured by a perfected first priority security interest in and lien (subject to permitted liens) upon all accounts receivable (and the related rights) of the ABL Borrower, together with deposit accounts into which the proceeds from such accounts receivable were remitted (collectively, the “ABL Collateral”).

Pursuant to the terms of the Prior ABL Facility, we were required to deposit an aggregate amount equal to $90.0 million into escrow accounts to secure our obligations under the Prior ABL Facility, which amounts we expected to remain in escrow for the term of the Prior ABL Facility; this amount is included in “Restricted amounts held in escrow,” a current asset on the Consolidated Balance Sheet, which includes accrued interest. Pursuant to the terms of a standstill agreement, certain trucks, other vehicles, rolling stock, terminals, depots or other storage facilities, in each case, whether leased or owned, were subject to a standstill period in favor of the collateral agent, the administrative agent and the other secured parties under the Prior ABL Facility for a period of 10 business days (absent any exigent circumstances arising as a result of fraud, theft, concealment, destruction, waste or abscondment) with respect to the exercise of rights and remedies by the secured parties with respect to those assets under our other material debt agreements.

- Amendment: On November 12, 2013, YRCW Receivables, LLC, a wholly-owned subsidiary of the Company, entered into an amendment to the Prior ABL Facility (the "Prior ABL Credit Agreement Amendment"), which, among other things, reset the minimum Consolidated EBITDA covenant (as defined in the Prior ABL Facility) for each of the remaining test periods in a manner identical to the amendment of minimum Consolidated EBITDA in the Prior ABL Credit Agreement Amendment and increased the interest rate payable under the ABL Facility by 50 basis points. The Company agreed to pay all consenting lenders a fee equal to 1.0% of their outstanding loans and unused commitments.

Series A Convertible Senior Secured Notes

On July 22, 2011, we issued $140.0 million in aggregate principal of our Series A Notes that bear interest at a stated rate of 10% per year and mature on March 31, 2015. Interest is payable on a semiannual basis in arrears only in-kind through the issuance of additional Series A Notes. As of December 31, 2013 and 2012, there was $177.8 million and $161.2 million in aggregate principal amount of Series A Notes outstanding, after giving effect to the payment in-kind of interest on the Series A Notes. We could redeem the Series A Notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to the redemption date. As discussed in the “2014 Refinancing” footnote, on February 13, 2014, the Company deposited approximately $89.6 million (including accrued interest) with the trustee in order to fund the redemption of the remaining Series A Notes on August 5, 2014, thereby discharging the indenture governing the Series A Notes.

The Series A Notes became convertible into our common stock beginning July 22, 2013. Subject to certain limitations on conversion and issuance of shares, holders can convert any outstanding Series A Notes into shares of our common stock at the conversion price per share of approximately $34.0059 and a conversion rate of 29.4067 common shares per $1,000 of the Series A Notes. See "Conversions" section below for additional details regarding conversions on our Series A Notes.
The holders of the Series A Notes are entitled to vote with our common stock on an as-converted-to-common-stock-basis, provided that, such number of votes shall be limited to 0.1089 votes for each such share of common stock on an as-converted-to-common stock-basis.
The indenture governing the Series A Notes contained covenants limiting, among other things, us and our restricted subsidiaries' ability to (i) create liens on assets and (ii) merge, consolidate or sell all or substantially all of our and our guarantors' assets.
The Series A Notes were guaranteed by all of our domestic subsidiaries that guarantee obligations under the amended and restated credit agreement. The Series A Notes and the guarantees of the Series A Notes were our and the guarantors' senior obligations and were secured by junior priority liens on substantially the same collateral securing the amended and restated credit agreement (other than any leasehold interests and equity interests of subsidiaries to the extent such pledge of equity interests would require increased financial statement reporting obligations pursuant to Rule 3-16 of Regulation S-X). As of December 31, 2012 and 2011, the common stock of our largest operating companies, such as YRC Inc., Holland, New Penn and Reddaway, would be excluded as collateral under these kick-out provisions.

Series B Convertible Senior Secured Notes

On July 22, 2011, we issued $100.0 million of our Series B Notes that bear interest at a stated rate of 10.0% per year and mature on March 31, 2015. Interest is payable on a semiannual basis in arrears only in-kind through the issuance of additional Series B Notes. As of December 31, 2013 and 2012, there was $69.2 million and $91.5 million in aggregate principal amount of Series B Notes outstanding, after giving effect to the payment in-kind of interest on the Series B Notes offset by $50.9 million in aggregate principal amount of Series B Notes surrendered for conversion through December 31, 2013.

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

As of December 31, 2013, the effective conversion price and conversion rate for Series B Notes (after taking into account the make whole premium) was $16.0056 and 62.4781 common shares per $1,000 of Series B Notes, respectively.

The holders of the Series B Notes are entitled to vote with our common stock on an as-converted-to-common-stock-basis, provided that, such number of votes shall be limited to 0.0594 votes for each such share of common stock on an as-converted-to-common-stock-basis.

As discussed in the “2014 Refinancing” note, we amended the indenture governing our Series B Notes to eliminate substantially all of the restrictive covenants, certain events of default and other related provisions contained in the indenture and to release and discharge the liens on the collateral securing the Series B Notes. As of December 31, 2013, the Series B Notes indenture contained customary covenants limiting, among other things, our and our restricted subsidiaries' ability to:

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

6% Convertible Senior Notes

On February 11, 2010, we entered into a note purchase agreement with certain investors pursuant to which such investors agreed, subject to the terms and conditions set forth therein, to purchase up to $70 million of our notes. The outstanding 6% notes were paid at maturity on February 15, 2014. These 6% Notes bore interest at 6% which was payable on February 15 and August 15 of each year. To the extent we were not permitted to pay interest in cash under our senior secured bank credit facilities or we reasonably determine that we had insufficient funds to pay interest in cash, we were permitted to pay interest through the issuance of additional shares of our common stock subject to certain conditions. Our amended and restated credit agreement did not restrict our ability to pay cash interest to holders of the 6% Notes and we paid cash interest to holders of the 6% Notes beginning with the August 15, 2011 interest payment date and continued to make interest payments in cash in lieu of paying interest with shares of common stock as of December 31, 2013.

Amended and Restated Contribution Deferral Agreement

- Overview: Certain of our subsidiaries are parties to the A&R CDA with certain multiemployer pension funds named therein (collectively, the “Funds”) pursuant to which we are permitted to continue to defer pension payments and deferred interest owed to such Funds as of July 22, 2011 (each, “Deferred Pension Payments” and “Deferred Interest”). The A&R CDA was scheduled to mature on March 31, 2015 though the Company entered into the Second A&R CDA on January 31, 2014 which extended the maturity to December 31, 2019. There is no mandatory amortization prior to that time. The Deferred Pension Payments and Deferred Interest bears interest at a fixed rate, with respect to each Fund, per annum as set forth in its trust documentation as of February 28, 2011.

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
- Collateral: Under the A&R CDA, the Funds maintain their first lien on existing first priority collateral. The Funds allowed the secured parties under the Series A Notes and Series B Notes (as each are defined and described above) a second lien behind the secured parties to the credit agreement on certain properties and the Funds had a third lien on such collateral. However, under the Second A&R CDA, such third lien on certain properties was released on the collateral release date upon the occurrence of events specified therein.
- Most Favored Nations: If any of the obligors entered into an amendment, modification, supplementation or alteration of the amended and restated credit agreement after July 22, 2011 that imposed any mandatory prepayment, cash collateralization, additional interest or fee or any other incremental payment to the lenders thereunder not required as of July 22, 2011, the primary obligors were required to pay the Funds 50% of a proportionate additional payment in respect of the Deferred Pension Payments and Deferred Interest, with certain exceptions. The Second A&R CDA removed this requirement.
- Guarantors: The A&R CDA was guaranteed by Glen Moore and Transcontinental Lease, S. de R.L. de C.V. The Second A&R CDA released Glen Moore from such guarantee.
Standby Letter of Credit Agreement

On July 22, 2011, we entered into a Standby Letter of Credit Agreement with Wells Fargo, National Association (“Wells Fargo”) pursuant to which Wells Fargo issued one replacement letter of credit and permitted an existing letter of credit to remain outstanding and we pledged certain deposit accounts and securities accounts (collectively, the “Pledged Accounts”) to Wells Fargo to secure its obligations in respect of the letters of credit. As of December 31, 2013, we had no standby letters of credit under this agreement outstanding.

Total Debt Outstanding

As of December 31, 2013 (in millions)	Par Value	Premium/ (Discount)	Book Value	Stated Interest Rate	Effective Interest Rate
Prior Term Loan	$298.1	$37.7	$335.8	10.0%	—%
Term A Facility (capacity $175.0, borrowing base $156.5, availability $51.5)*	105.0	(2.1)	102.9	8.5%	15.8%
Term B Facility (capacity $219.9, borrowing base $219.9, availability $0.0)	219.9	(3.9)	216.0	11.25%	15.0%
Series A Notes	177.8	(17.8)	160.0	10.0%	18.3%
Series B Notes	69.2	(10.5)	58.7	10.0%	25.6%
6% Notes	69.4	(1.1)	68.3	6.0%	15.5%
A&R CDA	124.2	(0.2)	124.0	3.25-18.25%	7.3%
Lease financing obligations	297.5	—	297.5	10.0-18.2%	11.9%
Other	0.2	—	0.2
Total debt	$1,361.3	$2.1	$1,363.4
Current maturities of lease financing obligations	(8.4)	—	(8.4)
Current maturities of other	(0.2)	—	(0.2)
Long-term debt	$1,352.7	$2.1	$1,354.8
*The effective interest rate on the Term A Facility is calculated based upon the capacity of the facility and not the par value.

As of December 31, 2012 (in millions)	Par Value	Premium/ (Discount)	Book Value	Stated Interest Rate	Effective Interest Rate
Prior Term Loan	$298.7	$67.6	$366.3	10.0%	—%
Term A Facility (capacity $175.0, borrowing base $147.6, availability $42.6)*	105.0	(4.8)	100.2	8.5%	15.8%
Term B Facility (capacity $222.2, borrowing base $222.2, availability $0.0)	222.2	(8.5)	213.7	11.25%	15.0%
Series A Notes	161.2	(27.8)	133.4	10.0%	18.3%
Series B Notes	91.5	(25.4)	66.1	10.0%	25.6%
6% Notes	69.4	(6.3)	63.1	6.0%	15.5%
A&R CDA	125.8	(0.4)	125.4	3.0-18.0%	7.1%
Lease financing obligations	306.9	—	306.9	10.0-18.2%	11.9%
Other	0.3	—	0.3
Total debt	$1,381.0	$(5.6)	$1,375.4
Current maturities of ABL facility – Term B	(2.3)	—	(2.3)
Current maturities of 5.0% and 3.375% contingent convertible senior notes and other	(6.5)	—	(6.5)
Current maturities of lease financing obligations	(0.3)	—	(0.3)
Long-term debt	$1,371.9	$(5.6)	$1,366.3
*The effective interest rate on the Term A Facility is calculated based upon the capacity of the facility and not the par value.

Conversions

During the year ended December 31, 2013, $29.1 million of aggregate principal amount of Series B Notes converted into 1.9 million shares of our common stock.  Upon conversion, during the year ended December 31, 2013, we recorded $15.2 million of additional interest expense representing the $6.6 million make whole premium and $8.6 million of accelerated amortization of the discount on Series B Notes converted. As of December 31, 2013, the effective conversion price and conversion rate for Series B

Notes (after taking into account the make whole premium) was $16.0056 and 62.4781 common shares per $1,000 of Series B Notes, respectively.

As of December 31, 2013, there was $177.8 million in aggregate principal amount of Series A Notes outstanding that was convertible into approximately 5.6 million shares of our common stock at the maturity date. As discussed in the "2014 Financing Transactions" footnote, on January 31, 2014, we repurchased approximately $90.9 million of our Series A Notes. The Company will redeem the remaining Series A Notes on August 5, 2014. In February 2014, the Company deposited approximately $89.6 million with the trustee in order to fund the redemption. There were no conversions of our Series A Notes as of December 31, 2013 and from December 31, 2013 through March 4, 2014.

As of December 31, 2013, there was $69.2 million in aggregate principal amount of Series B Notes outstanding that was convertible into approximately 4.2 million shares of our common stock (after taking into account the make whole premium). As discussed in the "2014 Financing Transactions" footnote, on January 31, 2014, certain holders of our Series B Notes exchanged their outstanding balances as part of an exchange agreement. Outside of these exchange agreements, from December 31, 2013 through March 4, 2014, $1.2 million aggregate principal amount of Series B Notes converted into 75,900 shares of common stock.

As of December 31, 2013, a maximum of 17,600 shares of our common stock were available for future issuances in respect of the 6% Notes.  As discussed in the "2014 Financing Transactions" footnote we repaid our 6% Notes on February 15, 2014.

Maturities

The principal maturities over the next five years and thereafter of total debt as of December 31, 2013 was as follows:

(in millions)	Prior Term Loan	Prior ABL Facility (c)	Series A and B Notes (b)	6% Notes (c)	Lease Financing Obligation (a)	A&R CDA	Other	Total
2014	$—	$324.9	$—	$69.4	$8.4	$—	$0.2	$402.9
2015	298.1	—	247.0	—	7.7	124.2	—	677.0
2016	—	—	—	—	9.5	—	—	9.5
2017	—	—	—	—	11.4	—	—	11.4
2018	—	—	—	—	13.6	—	—	13.6
Thereafter	—	—	—	—	246.9	—	—	246.9
Total	$298.1	$324.9	$247.0	$69.4	$297.5	$124.2	$0.2	$1,361.3

(a)
Lease financing obligations subsequent to 2018 of $246.9 million represent principal cash obligations of $23.8 million and the estimated net book value of the underlying assets at the expiration of their associated lease agreements of $223.1 million.

(b)	The Series A Notes exclude $13.4 million and the Series B Notes exclude $9.0 million of in-kind interest payments that will be due and payable if the notes are held to maturity.

(c)	The Prior ABL Facility and 6% Notes were included in long-term liabilities on the Consolidated Balance Sheet as they were repaid with long-term financing as part of the 2014 Financing Transactions.

On February 13, 2014, we completed the 2014 Financing Transactions which will change our maturity of certain portions of our outstanding debt. Please refer to the "2014 Financing Transactions" footnote for more details.

Fair Value Measurement

The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	December 31, 2013		December 31, 2012
(in millions)	Carrying amount	Fair Value	Carrying amount	Fair Value
Prior Term Loan	$335.8	$289.2	$366.3	$197.5
Prior ABL Facility	318.9	326.1	313.9	325.8
Series A Notes and Series B Notes	218.7	225.8	199.5	81.5
Lease financing obligations	297.5	297.5	306.9	306.9
Other	192.5	179.8	188.8	99.5
Total debt	$1,363.4	$1,318.4	$1,375.4	$1,011.2

The fair values of the Prior Term Loan, Prior ABL Facility, Series A and Series B Notes, 6% Notes (included in “Other” above) and A&R CDA (included in “Other” above) were estimated based on observable prices (level two inputs for fair value measurements). The carrying amount of the lease financing obligations approximates fair value.

10. Liquidity

For a description of our outstanding debt as of December 31, 2013, please refer the "Debt and Financing" footnote to our consolidated financial statements.

Credit Facility Covenants

On November 12, 2013, YRC Worldwide entered into amendments to its amended and restated credit agreement (the "Credit Agreement Amendment") and its then-existing ABL facility (together the "Amendments"), which, among other things, reset future covenants regarding minimum Consolidated EBITDA, maximum Total Leverage Ratio and minimum Interest Coverage Ratio (as defined in Amendments, if applicable) until December 31, 2014 and resets the minimum cash balance requirement. We were in compliance with all of our covenants as of December 31, 2013.

Consolidated Adjusted EBITDA, as defined in our New Term Loan credit agreement, was a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees, expenses associated with certain lump sum payments to our IBT employees and the results of permitted dispositions and discontinued operations.

On February 13, 2014, we completed our 2014 Financing Transactions and refinanced the debt associated with our prior credit facilities. We entered into a New Term Loan credit agreement with new financial covenants that, among other things, restricts certain capital expenditures and requires us to maintain a maximum total leverage ratio (defined as consolidated total debt divided by consolidated adjusted EBITDA) for future test periods as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
June 30, 2014	6.00 to 1.00	June 30, 2016	3.50 to 1.00
September 30, 2014	5.00 to 1.00	September 30, 2016	3.50 to 1.00
December 31, 2014	4.50 to 1.00	December 31, 2016	3.25 to 1.00
March 31, 2015	4.00 to 1.00	March 31, 2017	3.25 to 1.00
June 30, 2015	3.75 to 1.00	June 30, 2017	3.25 to 1.00
September 30, 2015	3.75 to 1.00	September 30, 2017	3.25 to 1.00
December 31, 2015	3.75 to 1.00	December 31, 2017 and thereafter	3.00 to 1.00
March 31, 2016	3.50 to 1.00

In addition, we entered into the New ABL Facility credit agreement which, among other things, restricts certain capital expenditures and requires that the Company, in effect, maintain availability of at least 10% of the lesser of the aggregate amount of commitments from all lenders or the borrowing base. Upon entering the New ABL Facility on February 13, 2014, based upon the availability calculation, the New ABL Facility did not have any borrowing capacity.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in our new credit agreement, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for the foreseeable future, including the next twelve months.

In the event that we fail to comply with any New Term Loan covenant or any New ABL Facility covenant, we would be considered in default, which would enable applicable lenders to accelerate the repayment of amounts outstanding, require the cash collateralization of letters of credit (in the case of the New ABL Facility) and exercise remedies with respect to collateral and we would need to seek an amendment or waiver from the applicable lender groups. In the event that our lenders under our New Term Loan or New ABL Facility demand payment or cash collateralization (in the case of the New ABL Facility), we will not have sufficient cash to repay such indebtedness. In addition, a default under our New Term Loan or New ABL Facility or the applicable lenders exercising their remedies thereunder would trigger cross-default provisions in our other indebtedness and certain other operating agreements. Our ability to amend our New Term Loan or our New ABL Facility or otherwise obtain waivers from the applicable lenders depends on matters that are outside of our control and there can be no assurance that we will be successful in that regard.

Risk and Uncertainties Regarding Future Liquidity

Our principal sources of liquidity are cash and cash equivalents, any prospective cash flow from operations and, as of December 31, 2013, available borrowings under our $400 million Prior ABL Facility. As of December 31, 2013, we had cash and cash equivalents and availability under the Prior ABL Facility of $227.8 million and the borrowing base under our Prior ABL Facility was $376.4 million. As part of our 2014 Financing Transactions, we replaced our Prior ABL facility with a $450 million New ABL Facility. Refer to the "2014 Financing Transactions" footnote for more details.

Our principal uses of cash are to fund our operations, including making contributions to our single-employer pension plans and our multi-employer pension funds, and to meet our other cash obligations, including but not limited to paying cash interest and principal on our funded debt, letter of credit fees under our credit facilities and funding capital expenditures and lease payments for operating equipment. For the year ended December 31, 2013, our cash flow from operating activities provided net cash of $12.1 million.

We have a considerable amount of indebtedness. As of December 31, 2013, we had $1,363.4 million in aggregate principal amount of outstanding indebtedness. Our 2014 Financing Transactions reduced our outstanding indebtedness and extended the maturities for a substantial portion of our debt to 2019. Refer to the "2014 Financing Transactions" footnote for more details.

We also have a considerable amount of future funding obligations for our single-employer pension plans and the multi-employer pension funds. We expect our funding obligations for 2014 for our single-employer pension plans and multi-employer pension funds will be $79.9 million and $88.7 million, respectively. In addition, we also have, and will continue to have, substantial operating lease obligations. As of December 31, 2013, our operating lease obligations for 2014 are $56.1 million.

Our capital expenditures for the years ended December 31, 2013 and 2012 were $66.9 million and $66.4 million, respectively. These amounts were principally used to fund replacement engines and trailer refurbishments for our revenue fleet, capitalized costs for our network facilities and technology infrastructure. Additionally, for the year ended December 31, 2013, we entered into new operating lease commitments for revenue equipment totaling $67.1 million, with such payments to be made over the average lease term of 6 years. In light of our operating results over the past few years and our liquidity needs, we have deferred certain capital expenditures and may continue to do so in the future. As a result, the average age of our fleet has increased and we will need to update our fleet periodically.

We believe that our results of operations will provide sufficient liquidity to fund our operations and meet the covenants under our New Term Loan for the foreseeable future, including the next twelve months.

Our ability to satisfy our liquidity needs and meet future stepped-up covenants beyond 2014 is dependent on a number of factors, some of which are outside of our control. These factors include:

•	we must achieve improvements in our operating results primarily at our YRC Freight operating segment which rely upon pricing and shipping volumes and network efficiencies;

•
we must continue to implement and realize cost saving measures to match our costs with business levels and in a manner that does not harm operations and our productivity and efficiency initiatives must be successful; and

•
we must be able to generate operating cash flows that are sufficient to meet the cash requirements for pension contributions to our single and multi-employer pension funds, cash interest and principal payments on our funded debt, payments on our equipment leases, and for capital expenditures or additional lease payments for new revenue equipment

In the event our operating results indicate we will not meet our maximum total leverage ratio, we will take action to improve our maximum total leverage ratio which will include paying down our outstanding indebtedness with either cash on hand or from cash proceeds from equity issuances. The issuance of equity is outside of our control and there can be no assurance that we will be able to issue additional equity at terms that are agreeable to us.

11. 2011 Financial Restructuring

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

•	the issuance and sale for cash to such lenders of $100.0 million in aggregate principal amount of our Series B Notes;

•	the execution of the Amended and Restated Credit Agreement, the Prior ABL Facility and an A&R CDA with certain multi-employer pension funds;

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

The table below summarizes the cash flow activity as it related to the restructuring as of July 22, 2011:

Sources of Funds (in millions)		Uses of Funds (in millions)
Issuance of Series B Notes	$100.0	Retirement of ABS facility borrowings	$164.2
Borrowings on the Prior ABL Facility	255.0	Restricted amounts held in escrow - Standby Letter of Credit Agreement	64.7
Additional borrowings under the revolving credit facility	18.5	Fees, expenses and original issue discount of restructuring	57.0
Company cash	2.4	Restricted amounts held in escrow - Prior ABL Facility	90.0
Total sources of funds	$375.9	Total uses of funds	$375.9

Following the restructuring, we amended and restated our certificate of incorporation on September 16, 2011 such that, among other things, all of our outstanding Series B Preferred Stock issued in the restructuring automatically converted into shares of our common stock and effected a one-for 300 reverse stock split on December 1, 2011.

Restructured Credit Agreement Claims

In connection with the restructuring, we exchanged $305.0 million of amounts due under our prior credit agreement for an aggregate of 3.7 million shares of Series B Preferred Stock and $140.0 million in aggregate principal amount of our Series A Notes. We estimated the fair value of the Series B Preferred Stock to be $43.2 million. We also converted the remaining prior credit agreement borrowings from the revolving credit facility to the restructured term loan, eliminated the unused revolving credit facility capacity and extended the prior credit agreement maturity date to March 31, 2015 for the $307.4 million aggregate principal amount restructured term loan and the $437.0 million letter of credit facility.

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

The prior credit agreement's carryover basis was allocated to the Prior Term Loan and Series A Notes on a relative fair value basis, after taking into account the Series B Preferred Stock and the conversion feature in the Series A Notes. The difference in the effective interest rates as compared to the stated interest rates for the restructured term loan and Series A Notes is a function of the underlying fair values of the respective instruments, due to the allocation of carryover basis on a relative fair value basis. Fair values of the respective instruments were based on a contemporaneous valuation using an option pricing model, a Level 3 fair value measurement.

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

We allocated $15.6 million of professional fees to this element of the restructuring, of which $14.0 million are related to the issuance of the Series A Notes and modifications to the prior credit agreement. Such amount has been recognized as 'Nonoperating restructuring transaction costs' in the accompanying statements of consolidated operations, consistent with troubled debt restructuring accounting. The remaining $1.6 million of professional fees are allocated to the issuance of the Series B Preferred Stock and have been recorded as a reduction to 'Capital surplus' in the accompanying consolidated balance sheet.

Prior ABL Facility and Refinancing of ABS Facility

In connection with the restructuring, the Company entered into the Prior ABL Facility, of which the Term A Facility was funded by lenders that did not participate in the ABS Facility and the Term B Facility was funded by one of the ABS Facility lenders. This element of the restructuring was accounted for as an extinguishment of debt and issuance of new debt, for the portion of Prior ABL Facility debt attributed to lenders that did not participate in the ABS Facility. For the portion of the Prior ABL Facility debt attributed to the lender that participated in the ABS Facility, this element of the transaction was being accounted for as an exchange of line-of-credit or revolving-debt arrangements.

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

We allocated $5.2 million of professional fees to this element of the restructuring. Such costs have been recorded as unamortized deferred debt costs in “Other assets” in the accompanying consolidated balance sheet and were recognized as interest expense over the term of the Prior ABL Facility.

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

12. Stock Compensation Plans

We have reserved 2.0 million shares for issuance to key management personnel and directors under the 2011 long-term incentive and equity award plan. As of December 31, 2013, 1.1 million shares remain available for issuance under this plan. The plan permits the issuance of restricted stock and share units, as well as options, stock appreciation rights, and performance stock and performance stock unit awards. Awards under the plan can be satisfied in cash or shares at the discretion of the Board of Directors. According to the plan provisions, the share units provide the holders the right to receive one share of our common stock upon vesting of one share unit. The plan requires the exercise price of any option equal to the closing market price of our common stock on the date of grant.

Stock Options

On March 1, 2010, we formalized the Second Union Employee Option Plan that provided for a grant of up to 31,000 options, including the effect of the reverse stock split, to purchase our common stock at an exercise price equal to $3,600.00 per share, of which all have been granted. As a part of the union wage reduction, we agreed to award a certain equity interest to all effected union employees. These options vested immediately, will expire 10 years from the grant date, and were exercisable upon shareholder approval, which was received on June 29, 2010, at our annual shareholder meeting. There has been no activity in these stock options for the years ended December 31, 2013, 2012 and 2011.

The following table summarizes information about stock options outstanding as of December 31, 2013:

	Options Outstanding				Options Exercisable
	Shares	Weighted Average Remaining Contractual	Weighted Average	Aggregate	Shares	Weighted Average	Aggregate
Range of exercise prices	(in thousands)	Term (in years)	Exercise price	Intrinsic Value	(in thousands)	Exercise price	Intrinsic Value
$ 3,600.00 - 35,475.00	33	6.17	$3,680.09	$—	33	$3,680.09	$—

Restricted Stock

A summary of the activity of our nonvested restricted stock and share unit awards is presented in the following table:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2010	—	—
Granted	271	$11.60
Vested	(1)	11.60
Forfeited	—	—
Nonvested at December 31, 2011	270	$11.60
Granted	586	11.34
Vested	(21)	8.85
Forfeited	(83)	11.63
Nonvested at December 31, 2012	752	$11.47
Granted	429	6.24
Vested	(405)	10.27
Forfeited	(118)	10.54
Nonvested at December 31, 2013	658	$8.96

We recognize expense on a straight-line basis over the vesting term. The vesting provisions for the restricted stock and share unit awards and the related number of shares granted during the year ended December 31 are as follows:

	Shares (in thousands)
Vesting Terms	2013	2012	2011
50% immediately and 50% on the 1 year anniversary of the grant date	187	—	—
50% on the 1 year anniversary of the grant date and 50% on the 2 year anniversary of the grant date	150	—	—
25% per year for four years	56	501	78
25% immediately and 25% on each employment anniversary thereafter	18	—	—
100% immediately	5	—	—
100% on February 20, 2013	—	72	—
33.3% immediately and 33.3% per year thereafter on the anniversary of the grant date	13	13	3
25% on January 1, 2013, 25% on the 2 year anniversary of the employment date, 25% on each employment anniversary thereafter		—	184
100% on July 27, 2013	—	—	6
Total restricted stock and share units granted	429	586	271

As of December 31, 2013 and 2012, there was $4.8 million and $6.4 million, respectively of unrecognized compensation expense related to nonvested share-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 2.1 years. The fair value of nonvested shares is determined based on the closing trading price of our shares on the grant date. The fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was not material.

The outstanding awards under our stock compensation plans provide dividend participation features and are considered participating securities in our earnings per share calculation.

Teamster 401(k) Contribution

On July 22, 2011, the Company delivered into escrow 1.3 million shares of our Series B Preferred Stock, which were delivered from escrow on July 25, 2011, to the Teamster-National 401(k) Savings Plan for the benefit of the Company's IBT employees. The $14.9 million fair value of the1.3 million shares of Series B Preferred Stock issued was based on a contemporaneous valuation, whereas an estimated enterprise value was first calculated using assumptions related to market multiples of earnings, a market approach which is a level 3 fair value measurement. The estimated enterprise value was then reduced by the fair value of our debt instruments subsequent to our 2011 restructuring, with the residual allocated to our Series B Preferred Stock and common stock. On September 16, 2011, following approval from the shareholders of the Company's amended and restated certificate of incorporation the number of common shares increased and these preferred shares were automatically converted into 1.6 million shares of common stock.

This element of the restructuring was accounted for as the grant of a share-based payment award to employees and the $14.9 million charge for the share-based payments has been included in 2011 “Equity based compensation expense” in the accompanying statements of consolidated operations.

13. Income Taxes

We use the asset and liability method to reflect income taxes on our financial statements, pursuant to ASC 740, "Income Taxes" ("ASC 740"). We recognize deferred tax assets and liabilities by applying enacted tax rates to the differences between the carrying value of existing assets and liabilities and their respective tax basis and to loss carryforwards. Tax credit carryforwards are recorded as deferred tax assets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change occurs. We assess the validity of deferred tax assets and loss and tax credit carryforwards and provide valuation allowances when we determine it is more likely than not that such assets, losses, or credits will not be realized. We have not recognized deferred taxes relative to foreign subsidiaries' earnings that are deemed to be permanently reinvested. Any related taxes associated with such earnings are not material.

Deferred tax liabilities (assets) were comprised of the following at December 31:

(in millions)	2013	2012
Depreciation	$295.2	$327.8
Deferred revenue	17.2	12.2
Intangibles	29.5	36.3
Gain on debt redemption	64.3	63.9
Other	54.7	54.7
Deferred tax liabilities	460.9	494.9
Claims and insurance	(169.2)	(179.6)
Net operating loss carryforwards	(329.1)	(298.8)
Employee benefit accruals	(237.9)	(288.9)
Other	(176.7)	(173.6)
Deferred tax assets	(912.9)	(940.9)
Valuation allowance	454.1	448.4
Net deferred tax assets	(458.8)	(492.5)
Net deferred tax liability	$2.1	$2.4

The net deferred tax liability of $2.1 million and $2.4 million as of December 31, 2013 and 2012, respectively, is included as separate line items in the accompanying balance sheets. Current income tax receivable was $20.1 million and $27.3 million as of December 31, 2013 and 2012, respectively, and is included in “Prepaid expenses and other” in the accompanying balance sheets.

The Company has carried back the 2013 federal taxable loss to the extent allowed and claimed and received refunds of $14.4 million. As of December 31, 2013, the Company has remaining federal Net Operating Loss carryforwards of approximately $689.1 million, of which, an estimated $298.6 million will not be utilized due to limitations imposed by the Internal Revenue Code regarding the use of tax attributes following deemed ownership changes that occurred in July, 2011 and in July, 2013. Subsequent to the balance sheet date, another such ownership change occurred in January, 2014, in conjunction with the 2014 Financing Transactions described in the "2014 Financing Transactions" footnote. The impact of the 2014 ownership change on the Company’s ability to utilize its Net Operating Loss carryforwards has not yet been determined, but it is not expected to be material. These carryforwards expire between 2028 and 2033 if not used. As of December 31, 2013, the Company has foreign tax credit and other credit carryforwards of approximately $16.9 million, none of which will likely be utilized due to the Internal Revenue Code limitations described above, and which will expire between 2014 and 2018 if not used.

As of December 31, 2013 and 2012, a valuation allowance of $454.1 million and $448.4 million has been established for deferred tax assets because, based on available sources of future taxable income, it is more likely than not that those assets will not be realized.

A reconciliation between income taxes at the federal statutory rate and the consolidated effective tax rate follows:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net	(2.4)%	(1.8)%	(1.1)%
Foreign tax rate differential	(0.1)%	2.6%	—%
Permanent differences	2.0%	8.6%	(6.3)%
Valuation allowance	(31.9)%	(39.8)%	(35.4)%
Benefit from intraperiod tax allocation under ASC 740	32.2%	—%	—%
Net (increase) decrease in unrecognized tax benefits	0.6%	(1.7)%	3.7%
Benefit from settlement of Tax Court litigation	—%	6.4%	—%
Other, net	—%	0.6%	6.2%
Effective tax rate	35.4%	9.9%	2.1%

The income tax provision (benefit) consisted of the following:

(in millions)	2013	2012	2011
Current:
Federal	$(14.5)	$(24.0)	$(23.9)
State	1.4	2.5	11.3
Foreign	9.6	2.7	5.3
Current income tax benefit	$(3.5)	$(18.8)	$(7.3)

Deferred:
Federal	$(41.7)	$5.5	$(0.2)
State	—	0.5	—
Foreign	(0.7)	(2.2)	—
Deferred income tax provision (benefit)	$(42.4)	$3.8	$(0.2)

Income tax benefit	$(45.9)	$(15.0)	$(7.5)

Based on the income (loss) before income taxes:
Domestic	$(152.8)	$(173.8)	$(366.1)
Foreign	23.3	22.3	4.2
Loss before income taxes	$(129.5)	$(151.5)	$(361.9)

During 2013, the Company recognized $41.7 million of deferred benefit in the Statement of Consolidated Operations and an equal and offsetting deferred tax expense in other comprehensive income included in the Statement of Consolidated Comprehensive Loss due to the application of intraperiod tax allocation rules under ASC 740.  This allocation has no effect on total tax provision or total valuation allowance.

Uncertain Tax Positions

A rollforward of the total amount of unrecognized tax benefits for the years ended December 31 is as follows:

(in millions)	2013	2012
Unrecognized tax benefits at January 1	$29.7	$27.1

Increases related to:
Tax positions taken during a prior period	1.3	3.6
Tax positions taken during the current period	0.9	0.9

Decreases related to:
Lapse of applicable statute of limitations	(1.2)	(1.9)
Settlements with taxing authorities	(3.1)	—

Unrecognized tax benefits at December 31	$27.6	$29.7

At December 31, 2013 and 2012, there are $24.8 million and $25.8 million of benefits that, if recognized, would affect the effective tax rate. We accrued interest of $1.4 million and $2.2 million for the years ended December 31, 2013 and 2012 and reversed $2.6 million and $5.6 million of previously accrued interest on uncertain tax positions during the years ended December 31, 2013 and 2012 for a net reduction of $1.2 million and $3.4 million for 2013 and 2012. The reversal related primarily to settlements and other favorable resolution of prior uncertain positions. The total amount of interest accrued for uncertain tax positions is $14.5 million and $15.7 million as of as of December 31, 2013 and 2012. During the year ended December 31, 2013, we paid tax of $1.2 million and interest of $0.8 million to settle certain state and foreign audits of tax years 2001-08 for certain of our subsidiaries and we reduced our previously recorded tax contingency accordingly. We have not accrued any penalties relative to uncertain tax positions. We have elected to treat interest and penalties on uncertain tax positions as interest expense and other operating expenses, respectively.

It is reasonably possible that the existing unrecognized tax benefits may decrease over the next twelve months by as much as $21.2 million as a result of developments in examinations and/or litigation, or from the expiration of statutes of limitation.

Tax years that remain subject to examination for our major tax jurisdictions as of December 31, 2013:

Statute remains open	2005-2012
Tax years currently under examination/exam completed	2005-2012
Tax years not examined	2013

14. Business Segments

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

We charge management fees and other corporate services to our segments based upon usage or on an overhead allocation basis. Corporate and other operating losses represent operating expenses of the holding company, including compensation and benefits and professional services for all periods presented. Corporate identifiable assets primarily refer to cash, cash equivalents, restricted cash and deferred debt issuance costs as well as our investment in JHJ. Intersegment revenue relates to transportation services between our segments.

Revenue from foreign sources totaled $139.5 million, $158.3 million, and $186.8 million in 2013, 2012 and 2011, respectively, and is largely derived from Canada and Mexico. Long-lived assets located in foreign countries totaled $12.4 million, $14.7 million and $15.5 million at December 31, 2013, 2012, and 2011, respectively.

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Truckload	Corporate/Eliminations	Consolidated
2013
External revenue	$3,136.8	$1,728.6	$—	$—	$4,865.4
Intersegment revenue	—	—	—	—	—
Operating income (loss)	(31.2)	79.9	—	(20.3)	28.4
Identifiable Assets	1,513.4	698.4	—	(146.9)	2,064.9
Acquisition of property and equipment	(43.4)	(23.3)	—	(0.2)	(66.9)
Proceeds from disposal of property and equipment	6.7	3.0	—	0.1	9.8
Depreciation and amortization	109.1	63.1	—	0.1	172.3
Equity investment impairment	—	—	—	—	—
2012
External revenue	$3,206.9	$1,640.4	$—	$3.2	$4,850.5
Intersegment revenue	—	0.2	—	(0.2)	—
Operating income (loss)	(37.3)	70.0	—	(8.6)	24.1
Identifiable Assets	1,315.4	745.5	—	164.6	2,225.5
Acquisition of property and equipment	(47.2)	(19.0)	—	(0.2)	(66.4)
Proceeds from disposal of property and equipment	54.1	(0.2)	—	(3.5)	50.4
Depreciation and amortization	119.8	63.3	—	0.7	183.8
Equity investment impairment	—	—	—	30.8	30.8
2011
External revenue	$3,203.0	$1,553.3	$86.9	$25.6	$4,868.8
Intersegment revenue	—	1.0	12.0	(13.0)	—
Operating income (loss)	(88.5)	32.9	(18.9)	(63.7)	(138.2)
Identifiable Assets	1,410.0	843.6	2.7	229.5	2,485.8
Acquisition of property and equipment	(29.4)	(33.1)	(0.6)	(8.5)	(71.6)
Proceeds from disposal of property and equipment	48.5	0.7	18.2	0.1	67.5
Depreciation and amortization	102.9	61.6	7.9	23.3	195.7

15. Shareholders’ Deficit

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

The Company designated 4,999,999 of the authorized shares of preferred stock as its Series B Preferred Stock. As part of the 2011 restructuring, we issued an aggregate of 4,999,999 shares of Series B Preferred Stock to satisfy a portion of the outstanding credit agreement claims (3,717,948 shares) and to satisfy our obligation to the IBT for their modifications of the MOU in both 2009 and 2010 (1,282,051 shares). On September 16, 2011, these preferred shares were immediately convertible into our common stock upon effectiveness of the Charter Agreement Merger and increase in authorized common shares. At the date of issuance, the Company did not have sufficient authorized and unissued common shares to satisfy the conversion of all of the Series B Preferred Stock and as such, the Company considered the guidance under ASC Topic 815-40 and determined that conversion was not within the Company's control for the Series B Preferred Stock and therefore classified the Series B Preferred Stock as temporary equity for the period July 22, 2011 through September 16, 2011, at which such time the Series B Preferred Stock converted into common shares.

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

The following reflects the activity in the shares of our preferred and common stock for the years ended December 31:

	Preferred Shares			Common Shares
(in thousands)	2013	2012	2011	2013	2012	2011
Beginning balance	—	—	—	7,976	6,847	159
Issuance of Series B preferred stock in exchange for debt	—	—	5,000	—	—	—
Conversion of Series B preferred stock to common stock	—	—	(5,000)	—	—	6,210
Issuance of equity in exchange for debt	—	—	—	1,929	1,112	478
Issuance of equity awards, net	—	—	—	268	17	—
Ending balance	—	—	—	10,173	7,976	6,847

Our amended and restated credit agreement in place as of December 31, 2013, restricts the ability of YRC Worldwide to declare dividends on its outstanding capital stock.

As discussed in the "2014 Financing Transactions" footnote, we issued a significant number of common and preferred shares subsequent to December 31, 2013. Please refer to the "2014 Financing Transactions" footnote for additional details.

16. Loss Per Share

We present both basic and diluted EPS amounts. Basic EPS is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. We calculate earnings per share using the two class method where unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of earnings per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Participating securities do not participate in losses and therefore are excluded from the calculation of loss per share.

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

Given our net loss position for the years ended December 31, 2013, 2012, and 2011, there are no dilutive securities for these periods. Antidilutive options and share units were 691,000, 771,700 and 302,700 at December 31, 2013, 2012, and 2011, respectively. Antidilutive 6% convertible senior note conversion shares, including the make whole premium, were convertible into 17,600 common shares at December 31, 2013, 2012, and 2011. Antidilutive Series A convertible note conversion shares were 5,226,000, 4,740,000 and 4,300,000 at December 31, 2013, 2012, and 2011. Antidilutive Series B convertible note conversion shares, including the make whole premiums, were 4,219,000, 6,149,000 and 7,261,000 at December 31, 2013, 2012, and 2011.

17. Commitments, Contingencies, and Uncertainties

Financial Matters

We incur rental expenses under noncancelable lease agreements for certain buildings and operating equipment. Rental expense is charged to “Operating expense and supplies” or “Purchased transportation” on the accompanying statements of operations. Rental expense was $76.0 million, $78.0 million, and $79.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, we were committed under noncancelable lease agreements requiring minimum annual rentals payable as follows:

(in millions)	2014	2015	2016	2017	2018	Thereafter
Minimum annual rentals	$56.1	$41.4	$22.4	$16.6	$12.0	$18.1

We expect in the ordinary course of business that leases will be renewed or replaced as they expire. The leases provide for fixed and escalating rentals and contingent escalating rentals based on the Consumer Price Index not to exceed certain specified amounts. We record rent expense for our operating leases on a straight-line basis over the base term of the lease agreements.

As of December 31, 2013, we have $2.3 million committed for capital expenditures to be completed during 2014.

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

On December 17, 2010, the District Court dismissed the complaint. ABF appealed the dismissal on January 18, 2011 to the U.S. Court of Appeals for the 8th Circuit. On July 6, 2011, the Court of Appeals vacated the District Court's dismissal of the litigation on jurisdictional grounds and remanded the case back to the District Court for further proceedings. ABF filed an amended complaint on October 12, 2011, containing allegations consistent with the original complaint. Our subsidiaries filed a motion to dismiss the amended complaint. ABF appealed the dismissal to the Court of Appeals, and, on August 30, 2013, the Court of Appeals affirmed the District Court’s decision. ABF did not file a petition for certiorari with the United States Supreme Court, which was due on or before November 29, 2013. Thus, the Court of Appeals’ dismissal of this matter is final.

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

The individual defendants are former officers of our Company. No current officers or directors were named in the lawsuit. The parties participated in voluntary mediation between March 11, 2013 and April 15, 2013. Substantially all of the payments contemplated by the settlement will be covered by our liability insurance. The self-insured retention on this matter has been accrued as of December 31, 2013.

The settlement agreement requires court approval.  On August 19, 2013, the Court entered an Order denying plaintiffs’ Motion for Preliminary Approval of the Settlement.  Plaintiffs filed an Amended Motion for Preliminary Approval and, on November 18, 2013, the Court denied that Motion.  Each denial was based primarily on deficiencies that the Court perceived in the plan that plaintiffs proposed for allocation of the settlement proceeds among class members.  Plaintiffs have revised the plan of allocation and, on February 18, 2014, filed a Second Amended Motion for Preliminary Approval.

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

18. Related Party Transactions

On February 20, 2013, we entered into an Advisory Agreement with MAEVA Group, LLC ("MAEVA"), a company owned and controlled by Harry J. Wilson and of which Mr. Wilson is Chairman and CEO. Mr. Wilson served as a Series A Director of the Company appointed by the IBT and was not an independent director of the Company. The Advisory Agreement called for MAEVA to provide advisory, analytical, consulting and other services to us in connection with one or more potential transactions and/or other strategic initiatives. As compensation for its services, MAEVA was entitled to receive a $250,000 per month retainer fee for at least four months plus potential completion fees of $5.5 million.

Pursuant to the Advisory Agreement, we paid MAEVA $3.0 million in monthly retainer fees in 2013, and we paid a $5.5 million completion fee in January 2014 in connection with the completion of the 2014 Financing Transactions. Additionally in February 2014, we paid MAEVA an incremental fee of $3.5 million in recognition of its critical role and performance in designing and leading a series of highly complicated, challenging and interdependent transactions that were critical to the Company's refinancing that led to a capital structure with maturities extended until 2019. Although the Advisory Agreement originally was set to expire on December 31, 2013, management and the Board requested that MAEVA continue to advise the Company and the Board on the various transactions, so we continued to pay the monthly retainer for two additional months while the Financing Transactions remained outstanding. The Advisory Agreement and the fees paid to MAEVA in connection with the 2014 Financing Transactions were approved by the independent members of the board.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
YRC Worldwide Inc.:
We have audited the accompanying consolidated balance sheets of YRC Worldwide Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YRC Worldwide Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), YRC Worldwide Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2014 expressed an unqualified opinion on the effectiveness of YRC Worldwide Inc.'s internal control over financial reporting.

/s/ KPMG LLP
Kansas City, Missouri
March 10, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YRC Worldwide Inc.:

We have audited YRC Worldwide Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). YRC Worldwide Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A of the December 31, 2013 annual report on Form 10-K. Our responsibility is to express an opinion on YRC Worldwide Inc.'s internal control over financial reporting based on our audit.
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
In our opinion, YRC Worldwide Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of YRC Worldwide Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 10, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

Kansas City, Missouri
March 10, 2014

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of December 31, 2013 and has concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment using those criteria, our management concluded that, as of December 31, 2013, our system of internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited our December 31, 2013 consolidated financial statements, has issued an audit report on our system of internal control over financial reporting. The KPMG LLP audit report is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Pursuant to General Instruction G to Form 10-K, the information required by this item, other than information regarding (i) our executive officers, which is incorporated by reference to Part I of this Form 10-K under the heading “Executive Officers of the Registrant,” and (ii) our code of ethics, which is described below and titled the “Code of Business Conduct”, is included under the captions “Proposal to Elect Directors,” “Structure and Functioning of the Board -- Audit & Ethics Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

We have adopted a written Code of Business Conduct that applies to all of our directors, officers and employees, including our chief executive officer, chief financial officer and chief accounting officer. It is available under “Board Committee Charters and Code of Business Conduct” on our website located at www.yrcw.com. We intend to disclose any amendments to our Code of Business Conduct by posting such information our our website located at www.yrcw.com, other than technical, administrative or non-substantive amendments, and any waivers, including implicit waivers, from any provision of our Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, which information will be disclosed via SEC filing.

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in our Proxy Statement related to the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Security Ownership of Management and Directors,” “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in our Proxy Statement related to the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Structure and Functioning of the Board” and “Certain Relationships and Related Transactions” in our Proxy Statement related to the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the caption “Audit and Audit-Related Fees” in our Proxy Statement related to the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The consolidated financial statements of the Company included under Item 8 - Financial Statements and Supplementary Data.

(a)(2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule on page 90.

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

3.1.3	Certificate of Elimination of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on December 1, 2011, File No. 000-12255).

3.1.4	Certificate of Designations of Series A Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on July 25, 2011, File No. 000-12255).

3.1.5	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on January 31, 2014, File No. 000-12255)

3.2	Amended and Restated Bylaws of the Company, adopted as of September 16, 2011 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on September 16, 2011, File No. 000-12255).

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

4.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to this Annual Report on Form 10-K).

4.3	Certificate of Designations of Series A Voting Preferred Stock (incorporated by reference to Exhibit 3.1.4 to this Annual Report on Form 10-K).

4.5.1
Indenture (including form of note), dated as of February 23, 2010, among the Company, as issuer, the Guarantors and US Bank, National Association, as trustee, relating to the Company's 6% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on February 24, 2010, File No. 000-12255).

4.5.2
Supplemental Indenture, dated August 3, 2010, among the Company, as issuer, the Guarantors and U.S. Bank National Association, as trustee, relating to the Company's 6% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on August 3, 2010, File No. 000-12255).

4.5.3
Letter Agreement, dated August 2, 2010, among the Company and certain investors in the Company's 6% Convertible Senior Notes due 2014 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 9, 2010, File No. 000-12255).

4.6
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

4.7.1
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

4.7.2
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

4.7.3
Third Supplemental Indenture, dated as of January 31, 2014, among the Company, as issuer, the subsidiaries party thereto as guarantors and U.S. Bank National Association, as trustee, supplementing the Indenture, dated as of July 22, 2011 (as supplemented and in effect as of the date of the Supplemental Indenture), relating to the Company’s 10% Series B Convertible Senior Secured Notes due 2015 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on January 31, 2014, File No. 000-12255).

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

10.1.4
Amendment No. 3 to Amended and Restated Credit Agreement, by and among the Company, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on November 12, 2013, File No. 000-12255).

10.2.1
Credit Agreement, dated as of July 22, 2011, among YRCW Receivables LLC, as borrower, the Company, as servicer, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 9, 2011, File No. 000-12255).

10.2.2
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

10.2.3
Amendment No. 2 to Credit Agreement, dated as of February 27, 2012, among YRCW Receivables LLC, as borrower, and the lenders party thereto (incorporated by reference to Exhibit 10.5.2 to Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012, File No. 000-12255).

10.2.4
Amendment No. 3 to Credit Agreement dated as of April 27, 2012, among YRCW Receivables LLC, as borrower, and the lenders party thereto (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed on April 30, 2012, File No. 000-12255).

10.2.5
Amendment No. 4 to Credit Agreement dated as of November 12, 2013, by and among YRCW Receivables LLC, as borrower, and the lenders party thereto(incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 12, 2013, File No. 000-12255).

10.2.6
Amendment No. 5 to Credit Agreement dated as of January 30, 2014 by and among YRCW Receivables LLC, as borrower, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to current report on Form 8-K, filed on February 5, 2014, File No. 000-12255).

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

10.3.4
Certification and Amendment (dated December 31, 2010) and Certification and Second Amendment (dated February 28, 2011) to the Restructuring Plan Term Sheet (incorporated by reference to Exhibit 10.3.4 to Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011, File No. 000-12255).

10.3.5
Extension of the Agreement for the Restructuring of the YRC Worldwide Inc. Operating Companies, dated February 7, 2014, by and among YRC Inc. (d/b/a YRC Freight), USF Holland Inc., New Penn Motor Express, Inc., USF Reddaway Inc. and the Teamsters National Freight Industry Negotiating Committee of the International Brotherhood of Teamsters (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on February 7, 2014, File No. 000-12255).

10.4.1
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

10.4.2
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

10.4.3
Consent and Second Amendment to the Amended and Restated Contribution Deferral Agreement, dated as of January 31, 2014, among YRC Inc., USF Holland Inc., New Penn Motor Express, Inc. and USF Reddaway Inc., collectively as primary obligors, the Trustees for the Central States, Southeast and Southwest Areas Pension Fund, the Wilmington Trust Company, as agent, and the other funds party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-k, filed on January 31, 2014, File No. 000-12255).

10.4.4
Letter Agreement, dated as of January 29, 2014 and effective as of January 31, 2014, among Central States, Southeast and Southwest Areas Pension Fund, YRC, Inc., USF Holland Inc., New Penn Motor Express, Inc., USF Reddaway Inc., as primary obligors, YRC Worldwide Inc., as primary guarantor, and certain additional guarantors (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on January 31, 2014, File No. 000-12255).

10.5
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

10.6
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

10.10*
Credit Agreement dated as of February 13, 2014, by and among the Company, as borrower, the subsidiaries of the borrower party thereto from time to time, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent for the lenders.

10.11*†
Loan and Security Agreement, dated as of February 13, 2014, among the Company, as administrative borrower, the other borrowers named therein, the guarantors named therein, certain financial institutions, as lenders, and RBS Citizens Business Capital a division of RBS Asset Finance, Inc., a subsidiary of RBS Citizens, N.A., as agent, and RBS Citizens, N.A., Merrill Lynch, Pierce, Fenner & Smith and CIT Finance LLC, as joint lead arrangers and joint bookrunners.

(10) Management Contracts, Compensatory Plans and Arrangements

10.12.1
YRC Worldwide Inc. Director Compensation Plan, effective August 30, 2011 (incorporated by reference to Exhibit 10.53.1 to Registration Statement on Form S-1, filed on September 23, 2011, File No. 333-176971).

10.12.2	Form of Director Share Unit Agreement (incorporated by reference to Exhibit 10.53.2 to Registration Statement on Form S-1, filed on September 23, 2011, File No. 333-176971).

10.12.3*	YRC Worldwide Inc. Director Compensation Plan, effective December 13, 2013.

10.13.4*	Form of Director Share Unit Agreement for Non-Employee Director under 2013 Director Compensation Plan.

10.14
Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, filed on March 15, 2007, File No. 000-12255).

10.15	YRC Worldwide Inc. 2011 Incentive and Equity Award Plan (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed on November 30, 2011, File No. 333-178223).

10.16
Form of Restricted Stock Agreement under YRC Worldwide Inc. 2011 Incentive and Equity Award Plan (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012, File No. 000-12255).

10.17.1	YRC Worldwide Inc. Supplemental Executive Pension Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 25, 2006, File No. 000-12255).

10.17.2	Amendment to YRC Worldwide Inc. Supplemental Executive Pension Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on July 8, 2008, File No. 000-12255).

10.17.3
Second Amendment to YRC Worldwide Inc. Supplemental Executive Pension Plan (incorporated by reference to Exhibit 10.30.3 to Annual Report on Form 10-K for the year ended December 31, 2011, filed February 28, 2012, File No. 000-12255).

10.18.1
Yellow Corporation Pension Plan, amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004, File No. 000-12255).

10.18.2
Amendment No. 1 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 9, 2005, File No. 000-12255).

10.18.3
Amendment No. 2 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.28.3 to Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011, File No. 000-12255).

10.18.4
Amendment No. 3 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on July 8, 2008, File No. 000-12255).

10.18.5
Amendment No. 4 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.22.5 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009, File No. 000-12255).

10.18.6
Amendment No. 5 and Amendment No. 6 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.28.6 to Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, File No. 000-12255).

10.18.7
Amendment No. 7 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 9, 2010, File No. 000-12255).

10.19	YRC Worldwide Inc. Non-Union Employee Option Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on January 6, 2009, File No. 000-12255).

10.20
YRC Worldwide Inc. Union Employee Option Plan (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009, File No. 000-12255).

10.21	YRC Worldwide Inc. Second Union Employee Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on March 5, 2010, File No. 000-12255).

10.22	Form of YRC Worldwide Inc. Cash Performance and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 Current Report on Form 8-K, filed on April 3, 2009, File No. 000-12255).

10.23.1
Employment Agreement, dated as of July 22, 2011, between the Company and James L. Welch (incorporated by reference to Exhibit 10.16 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).

10.24.2
Amendment No. 1 to Employment Agreement, dated as of October 30, 2012, between the Company and James L. Welch (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 2, 2012, File No. 000-12255).

10.25.1
Employment Agreement, dated as of November 3, 2011, between the Company and Jamie G. Pierson (incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012, File No. 000-12255).

10.25.2
Amendment No. 1 to Employment Agreement, dated as of October 30, 2012, between the Company and Jamie G. Pierson (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 2, 2012, File No. 000-12255).

10.26
Escrow Agreement, dated as of November 3, 2011, among the Company, Jamie G. Pierson and BOKF, N.A., as escrow agent (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012, File No. 000-12255).

10.27.1
Employment Agreement, effective as of February 13, 2012, between the Company and Michelle A. Friel (formerly Russell) (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 3, 2012, File No. 000-12255).

10.27.2
Amendment No. 1 to Employment Agreement, dated as of October 30, 2012, between the Company and Michelle A. Friel (formerly Russell) (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 2, 2012, File No. 000-12255).

10.28
Advisory Agreement, dated February 20, 2013, between the Company and MAEVA Group, LLC (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 21, 2013, File No. 000-12255).

10.29*	General Release and Separation Agreement, dated as of September 23, 2013, between the Company and Jeffrey A. Rogers.

21.1*	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of James L. Welch pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Jamie G. Pierson pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James L. Welch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Jamie G. Pierson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

†	Confidential portions of this exhibit have been filed separately with the SEC pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YRC Worldwide Inc.

Date: March 10, 2014	BY: /s/ James L. Welch
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

/s/ James L. Welch	Chief Executive Officer	March 10, 2014
James L. Welch

/s/ Jamie G. Pierson	Executive Vice President &	March 10, 2014
Jamie G. Pierson	Chief Financial Officer

/s/ Stephanie D. Fisher	Vice President & Controller	March 10, 2014
Stephanie D. Fisher

/s/ Raymond J. Bromark	Director	March 10, 2014
Raymond J. Bromark

/s/ Douglas A. Carty	Director	March 10, 2014
Douglas A. Carty

/s/ Matthew Doheny	Director	March 10, 2014
Matthew Doheny

/s/ Robert L. Friedman	Director	March 10, 2014
Robert L. Friedman

/s/ James E. Hoffman	Director	March 10, 2014
James E. Hoffman

/s/ Michael J. Kneeland	Director	March 10, 2014
Michael J. Kneeland

/s/ James F. Winestock	Director	March 10, 2014
James F. Winestock