Form 10-Q
period 2014-03-31
YRC Worldwide Inc.
filed 2014-05-01
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2014
Common Stock, $0.01 par value per share	31,265,736 shares

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries
(Amounts in millions except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$140.5	$176.3
Restricted amounts held in escrow	171.6	90.1
Accounts receivable, net	535.7	460.9
Prepaid expenses and other	101.3	70.6
Total current assets	949.1	797.9
Property and Equipment:
Cost	2,844.4	2,844.2
Less – accumulated depreciation	(1,781.2)	(1,754.4)
Net property and equipment	1,063.2	1,089.8
Intangibles, net	74.8	79.8
Restricted amounts held in escrow	—	0.6
Deferred income taxes, net	18.3	18.3
Other assets	109.7	78.5
Total Assets	$2,215.1	$2,064.9
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$224.7	$176.7
Wages, vacations and employees’ benefits	219.0	191.2
Deferred income taxes, net	21.8	18.6
Other current and accrued liabilities	182.6	189.5
Current maturities of long-term debt	107.4	8.6
Total current liabilities	755.5	584.6
Other Liabilities:
Long-term debt, less current portion	1,097.5	1,354.8
Deferred income taxes, net	1.7	1.8
Pension and postretirement	373.7	384.8
Claims and other liabilities	349.8	336.3
Commitments and contingencies
Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.3	0.1
Capital surplus	2,285.9	1,964.4
Accumulated deficit	(2,242.5)	(2,154.2)
Accumulated other comprehensive loss	(314.1)	(315.0)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(363.1)	(597.4)
Total Liabilities and Shareholders’ Deficit	$2,215.1	$2,064.9
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE LOSS
YRC Worldwide Inc. and Subsidiaries
For the Three Months Ended March 31
(Amounts in millions except per share data, shares in thousands)
(Unaudited)

	Three Months
	2014	2013
Operating Revenue	$1,210.9	$1,162.5
Operating Expenses:
Salaries, wages and employees’ benefits	725.7	681.0
Operating expenses and supplies	283.7	267.8
Purchased transportation	131.9	114.9
Depreciation and amortization	41.0	43.6
Other operating expenses	60.8	49.8
(Gains) losses on property disposals, net	0.2	(4.5)
Total operating expenses	1,243.3	1,152.6
Operating Income (Loss)	(32.4)	9.9
Nonoperating Expenses:
Interest expense	58.2	39.2
Gain on extinguishment of debt	(11.2)	—
Other, net	(5.1)	(0.3)
Nonoperating expenses, net	41.9	38.9
Loss before income taxes	(74.3)	(29.0)
Income tax benefit	(4.1)	(4.5)
Net loss	(70.2)	(24.5)
Amortization of beneficial conversion feature on preferred stock	(18.1)	—
Net Loss Attributable to Common Shareholders	(88.3)	(24.5)

Net loss	(70.2)	(24.5)
Other comprehensive income, net of tax	0.9	3.1
Comprehensive Loss Attributable to YRC Worldwide Inc.	$(69.3)	$(21.4)

Average Common Shares Outstanding – Basic	22,344	8,380
Average Common Shares Outstanding – Diluted	22,344	8,380

Net Loss Per Share – Basic	$(3.95)	$(2.93)
Net Loss Per Share – Diluted	$(3.95)	$(2.93)
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Three Months Ended March 31
(Amounts in millions)
(Unaudited)

	2014	2013
Operating Activities:
Net loss	$(70.2)	$(24.5)
Noncash items included in net loss:
Depreciation and amortization	41.0	43.6
Paid-in-kind interest on Series A Notes and Series B Notes	10.1	7.6
Amortization of deferred debt costs	3.3	1.6
Amortization of premiums and discounts on debt	17.7	1.4
Equity based compensation expense	6.6	1.0
(Gains) losses on property disposals, net	0.2	(4.5)
Gain on extinguishment of debt	(11.2)	—
Other noncash items, net	(3.3)	(0.4)
Changes in assets and liabilities, net:
Accounts receivable	(75.4)	(45.2)
Accounts payable	37.2	(2.0)
Other operating assets	(16.9)	9.1
Other operating liabilities	4.7	(1.6)
Net cash used in operating activities	(56.2)	(13.9)
Investing Activities:
Acquisition of property and equipment	(11.7)	(17.2)
Proceeds from disposal of property and equipment	0.6	0.6
Restricted escrow (deposits) receipts, net	(80.9)	4.5
Other, net	3.4	1.8
Net cash used in investing activities	(88.6)	(10.3)
Financing Activities:
Issuance of long-term debt	693.0	0.3
Repayments of long-term debt	(789.5)	(2.4)
Debt issuance costs	(27.4)	—
Equity issuance costs	(17.1)	—
Equity issuance proceeds	250.0	—
Net cash (used in) provided by financing activities	109.0	(2.1)
Net Decrease In Cash and Cash Equivalents	(35.8)	(26.3)
Cash and Cash Equivalents, Beginning of Period	176.3	208.7
Cash and Cash Equivalents, End of Period	$140.5	$182.4

Supplemental Cash Flow Information:
Interest paid	$(39.4)	$(28.5)
Income tax refund, net	$13.6	$14.6
The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Three Months Ended March 31, 2014
(Amounts in millions)
(Unaudited)

Preferred Stock:
Beginning balance	$—
Issuance of preferred stock	0.6
Conversion of preferred shares to common shares	(0.6)
Ending balance	$—
Common Stock:
Beginning balance	$0.1
Issuance of common stock	0.1
Issuance of common stock upon conversion of Series B Notes	0.1
Ending balance	$0.3
Capital Surplus:
Beginning balance	$1,964.4
Issuance of equity, net	249.3
Conversion of preferred shares to common shares	0.6
Beneficial conversion feature on preferred stock	18.1
Share-based compensation	5.9
Issuance of equity upon conversion and exchange of Series B Notes	64.7
Equity issuance costs	(17.1)
Ending balance	$2,285.9
Accumulated Deficit:
Beginning balance	$(2,154.2)
Amortization of beneficial conversion feature on preferred stock	(18.1)
Net loss	(70.2)
Ending balance	$(2,242.5)
Accumulated Other Comprehensive Loss:
Beginning balance	$(315.0)
Reclassification of net pension actuarial losses to net loss, net of tax	2.0
Foreign currency translation adjustments	(1.1)
Ending balance	$(314.1)
Treasury Stock, At Cost:
Beginning and ending balance	$(92.7)
Total Shareholders’ Deficit	$(363.1)
The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YRC Worldwide Inc. and Subsidiaries
(Unaudited)

Certain of these Notes to Consolidated Financial Statements contain forward-looking statements, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Note Regarding Forward-Looking Statements.”

1. Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide,” the “Company,” “we,” “us” or “our”), one of the largest transportation service providers, is a holding company that, through wholly owned operating subsidiaries and its interest in a Chinese joint venture, offers its customers a wide range of transportation services. We have one of the largest, most comprehensive less-than-truckload (“LTL”) networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

•
YRC Freight is the reporting segment that focuses on longer haul business opportunities in national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. This reporting segment includes our LTL subsidiary YRC Inc. (our YRC Freight operations in the United States) and Reimer Express, a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico, Puerto Rico and Guam.

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

At March 31, 2014, approximately 78% of our labor force is subject to collective bargaining agreements, which predominantly expire in March 2019.

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

We make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates. We have prepared the Consolidated Financial Statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included in these financial statements herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

At March 31, 2014 and December 31, 2013, the net book value of assets held for sale was $20.3 million and $17.2 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets. We recorded charges of $0.6 million for the three months ended March 31, 2014, and $0.6 million for the three months ended March 31, 2013, to reduce properties held for sale to estimated fair value, less cost to sell. These charges are included in “(Gains) losses on property disposals, net” in the accompanying statements of consolidated comprehensive loss.

Fair Value of Financial Instruments

The following table summarizes the fair value hierarchy of our financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2014:

		Fair Value Measurement Hierarchy
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$171.6	$171.6	$—	$—
Restricted amounts held in escrow-long term	$—	$—	$—	$—
Total assets at fair value	$171.6	$171.6	$—	$—

Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value based on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these instruments.

Reclassifications Out of Accumulated Other Comprehensive Loss

For the three months ended March 31, 2014 and 2013, we reclassified the amortization of our net pension loss totaling $2.0 million and $3.7 million, respectively, net of tax, from accumulated other comprehensive loss to net loss. This reclassification is a component of net periodic pension cost and is discussed in the “Employees’ Benefits” footnote.

3. 2014 Financing Transactions

On January 31, 2014, we issued 14,333,334 shares of our Common Stock and 583,334 shares of our Convertible Preferred Stock pursuant to certain stock purchase agreements, dated as of December 22, 2013 (the “Stock Purchase Agreements”), for an aggregate $250.0 million in cash. We used the proceeds from these transactions to, among other things, (i) deposit with the trustee funds sufficient to repay our 6% Convertible Senior Notes (“6% Notes”) at their maturity on February 15, 2014 and (ii) repurchase $90.9 million of our Series A Convertible Senior Secured Notes (“Series A Notes”). The Company will redeem the remaining Series A Notes on August 5, 2014. In February 2014, the Company deposited $89.6 million with the trustee in order to fund the redemption (including accrued interest), and thereby discharged the indenture governing the Series A Notes.

Also on January 31, 2014, certain holders of our 10% Series B Convertible Senior Secured Notes (“Series B Notes”) exchanged their outstanding balances at a conversion price of $15.00 per share, while another holder converted their Series B Notes in accordance with their terms. We also amended the indenture governing our Series B Notes to eliminate substantially all of the restrictive covenants, certain events of default and other related provisions contained in the indenture and to release and discharge the liens on the collateral securing the Series B Notes.

Effective January 31, 2014, certain of our subsidiaries, various pension funds party thereto, and Wilmington Trust Company, as agent for such pension funds, entered into the Second Amended and Restated Contribution Deferral Agreement (“Second A&R CDA”), which, among other things (i) amended and restated the Amended and Restated Contribution Deferral Agreement (“A&R CDA”), (ii) released the agent’s security interest in third priority collateral on the Collateral Release Date, (iii) limited the value of obligations secured by the collateral to the Secured Obligations and (iv) extended the maturity of deferred pension payments and deferred interest from March 31, 2015 to December 31, 2019.

On February 13, 2014, we replaced our existing credit facilities with a new $450 million asset-based loan (the “New ABL Facility”) and a new $700 million term loan facility (“New Term Loan”). The New ABL Facility supports our outstanding letters of credit commitments.

We refer to transactions described above collectively as the “2014 Financing Transactions.” The table below summarizes the cash flow activity for the 2014 Financing Transactions:

Cash Sources (in millions)		Cash Uses (in millions)
New Term Loan	$700.0	Extinguish Prior ABL Facility (includes accrued interest)	$326.0
Proceeds from sale of common stock	215.0	Extinguish Prior Term Loan (includes accrued interest)	299.7
Proceeds from sale of convertible preferred stock	35.0	Retire 6% Notes	71.5
Cash proceeds from restricted amounts held in escrow - existing ABL facility	90.0	Repurchase Series A Notes (includes accrued interest)	93.9
New ABL Facility	—	Redeem Series A Notes (on August 5, 2014 and includes accrued interest)	89.6
		Fees, Expenses and Original Issuance Discount	50.8
		Restricted Cash to Balance Sheet (a)	92.0
		Cash to Balance Sheet	16.5
Total sources	$1,040.0	Total uses	$1,040.0

(a)	Under the terms of the New ABL facility, this amount was classified as “restricted cash” in the consolidated balance sheet at the closing date of the New ABL Facility.

The table below summarizes the non-cash activity for the 2014 Financing Transactions:

Non-Cash Sources (in millions)		Non-Cash Uses (in millions)
Secured Second A&R CDA	$51.0	A&R CDA	$124.2
Unsecured Second A&R CDA	73.2	Exchange/conversion of Series B Notes to common stock	50.6
Exchange/conversion of Series B Notes to common stock	50.6
Total sources	$174.8	Total uses	$174.8

We accounted for the A&R CDA maturity extension as a debt modification and the remaining transactions as extinguishment of debt and issuance of new debt. We recorded a gain on extinguishment of debt of $11.2 million associated with this transaction in the first quarter of 2014, $16.3 million of which related to the acceleration of net premiums on our old debt, partially offset by $5.1 million of additional expense related to the fair value of the incremental shares provided to those Series B Note holders who exchanged their outstanding balances at a conversion price of $15.00 per share. We recorded, in “interest expense” on the statement of consolidated comprehensive loss, $8.0 million of make-whole interest related to the Series B Notes exchanged in the first quarter of 2014. We paid $43.8 million of fees associated with these transactions of which $26.7 million was recorded as unamortized deferred debt costs in “other assets” in the consolidated balance sheet in the first quarter of 2014 and will be recognized as interest expense over the term of the New Term Loan and New ABL Facility and $17.1 million offset the equity proceeds of our stock purchase agreements.

On March 14, 2014, the Company held a special meeting of stockholders at which our stockholders approved amending our Certificate of Incorporation to increase the number of authorized shares of Common Stock and to allow an individual investor to own more than 19.99% of outstanding Common Stock. Upon approval of these amendments, each outstanding share of Convertible Preferred Stock automatically converted into four shares of Common Stock and the Company recorded $18.1 million related to the amortization of the beneficial conversion feature on preferred stock on the Statement of Consolidated Comprehensive Loss.

$700 Million First Lien Term Loan

On February 13, 2014, we borrowed in full $700 million, less a 1% discount, from a syndicate of banks and other financial institutions arranged by Credit Suisse Securities (USA) and RBS Citizens, N.A. No amounts under this New Term Loan, once repaid, may be reborrowed. Certain material provisions of the New Term Loan are summarized below:

- Maturity and Amortization: The New Term Loan matures on February 13, 2019. The New Term Loan will amortize in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the New Term Loan.

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

- Interest and Fees: The New Term Loan bears interest, at the election of the borrower, at either the applicable London interbank offer rate (“LIBOR”) (subject to a floor of 1.00%) plus a margin of 7.00% per annum, or a rate determined by reference to the alternate base rate (the greater of the prime rate established by the administrative agent, the federal fund rate plus 0.50% and one month, LIBOR plus 1.00%) plus a margin of 6.00%.
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

•
100% of the net cash proceeds of all asset sales or similar dispositions outside of the ordinary course of business and casualty events (subject to materiality thresholds and customary reinvestment rights).

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
- Covenants: The New Term Loan contains certain customary affirmative and negative covenants, including, among others, covenants restricting the incurrences of debt, liens, the making of investments and repurchases, transactions with affiliates, fundamental changes and asset sales, and prepayments of junior debt. In addition, refer to the “Liquidity” footnote for financial covenants for each of the remaining test periods.
$450 Million ABL Facility

On February 13, 2014, we entered into the New ABL Facility which is an asset-based $450 million loan facility from a syndicate of banks arranged by RBS Citizens, N.A., Merrill Lynch, Pierce, Fenner & Smith and CIT Finance LLC. The New ABL Facility terminates on February 13, 2019. The Company, YRC Inc., USF Reddaway Inc., USF Holland Inc. and New Penn Motor Express, Inc. are borrowers under the New ABL Facility, and certain of the Company’s domestic subsidiaries are guarantors thereunder. Certain material provisions of the New ABL Facility are summarized below and are qualified in their entirety by reference to the definitive documentation:
- Availability: The aggregate amount available under the New ABL Facility cannot be more than the (a) collateral line cap minus (b) the facility exposure. The facility exposure refers to the aggregate amount of loans and letter of credit outstanding (with an exclusion for certain fees and other amounts owing for letters of credit). The collateral line cap refers to a limit equal to the greater of (a) the commitments by lenders under the facility and (b) the borrowing base. The borrowing base equals the sum of (a) 85% of the sum of (i) Eligible Accounts (as defined in the New ABL Facility) minus without duplication (ii) the Dilution Reserve (as defined in the New ABL Facility relating to reserves for eligible accounts experiencing bad debt write-downs, discounts, allowances and similar dilutive items), plus (b) 100% of Eligible Borrowing Base Cash (as defined in the New ABL Facility and described further below), minus (c) the Deferred Revenue Reserve (as defined in the New ABL Facility which constitutes 85% of the “deferred revenue liability” as reflected on the balance sheet of the Company and its restricted subsidiaries as of the last day of the most recently completed fiscal month), minus (d) the Availability Reserve (as defined in the New ABL Facility) imposed by the agent in its permitted discretion (made in good-faith and using reasonable business judgment) to reduce the amount of the borrowing base in light of pre-determined criteria set forth in the New ABL Facility.
- Eligible Borrowing Base Cash: The eligible borrowing base cash is cash that is deposited from time to time into a segregated restricted account maintained at the agent over which the agent has dominion. Such cash can only be withdrawn by us from the account if (i) no event of default exists or would arise as a result of the borrowing base cash release and (ii) availability as of the proposed date of such borrowing base cash release is not less than 15% of the collateral line cap. Eligible borrowing base cash of $82.0 million is included in ‘Restricted amounts held in escrow’ in the accompanying Consolidated Balance Sheet as of March 31, 2014.
- Interest: Revolving loans made under the New ABL Facility bear interest, at the Company’s election, of either the applicable LIBOR rate plus 2.5% or the base rate (the greater of the prime rate established by the agent, the federal funds effective rate plus 0.50% and one month LIBOR plus 1.00%) plus 1.5% from the closing date through March 31, 2014. Thereafter, the interest rates will be subject to the following price grid based on the average quarterly excess availability under the revolver:

	Average Quarterly	Base Rate	LIBOR
Level	Excess Capacity	Plus	Plus
I	> $140,000,000	1.00%	2.00%
II	> $70,000,000	1.25%	2.25%
	< $140,000,000
III	< $70,000,000	1.50%	2.50%
The rates set forth above are subject to a 0.25% reduction during any fiscal quarter for which the Company has a total leverage ratio of less than 2.50 to 1.00.
- Letter of Credit Fees: The New ABL Facility has certain specific fees relating to letters of credit which include: (i) fees payable quarterly in arrears equal to the applicable margin in effect for LIBOR loans (which is listed in the “Interest” description immediately above) multiplied by the average daily stated amount of letters of credit; (ii) fronting fees for letters of credit payable quarterly in arrears equal to 0.125% of the stated amount of the letters of credit; and (iii) fees to issuing banks to compensate for customary charges related to the issuance and administration of letters of credit.
- Other Fees: Other fees in respect of the New ABL Facility include: (i) an unused line fee payable quarterly in arrears calculated by multiplying the amount by which the commitments exceed the loans and letters of credit for any calendar quarter by the unused line fee percentage (such unused line fee percentage initially to 0.25% per annum through March 31, 2014, and thereafter 0.375% per annum if the average revolver usage is less than 50% or 0.25% per annum if the average revolver usage is greater than 50%); and (ii) such fees as set forth in the fee letter arrangement dated as of February 13, 2014 by and between the agent and the Company.
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
- Covenants: The New ABL Facility contains certain customary affirmative and negative covenants (including certain customary provisions regarding borrowing base reporting, and including, among others, covenants restricting the incurrences of debt, liens, the making of investments and repurchases, transactions with affiliates, fundamental changes and asset sales, and prepayments of junior debt). Certain of the covenants relating to investments, restricted payments and capital expenditures are relaxed upon meeting specified payment conditions or debt repayment conditions, as applicable. Payment conditions include (i) the absence of an event of default arising from such transaction, (ii) liquidity of at least $100 million or availability of at least $67.5 million and (iii) the Consolidated Fixed Charge Coverage Ratio (as defined below) for the most recent term period on a pro forma basis is equal to or greater than 1.10 to 1.00. Debt repayment conditions include (i) the absence of an event of default from repaying such debt and (ii) availability on the date of repayment is not less than $67.5 million. During any period commencing when the New ABL Facility borrowers fail to maintain availability in an amount at least equal to 10% of the collateral line cap and until the borrowers have maintained availability of at least 10% of the collateral line cap for 30 consecutive calendar days, the New ABL Facility loan parties are required to maintain a Consolidated Fixed Charge Coverage Ratio (as defined below) of at least 1.10 to 1.00. The “Consolidated Fixed Charge Coverage Ratio” is defined as (a) (i) Consolidated EBITDA (as defined in the New ABL Facility) calculated on a pro forma basis for such period, minus (ii) Capital Expenditures (as defined in the New ABL Facility) made during such period, minus (iii) the aggregate amount of net cash taxes paid in cash during such period, minus (iv) the amount, if any, by which the cash pension contribution for such period exceeds the pension expense for such period, and plus (v) the amount, if any, by which the pension expense for such period exceeds the cash pension contribution for such period, divided by (b) the Consolidated Fixed Charges (as defined in the New ABL Facility) for such period. In addition, refer to the “Liquidity” footnote for covenants for each of the remaining test periods.

4. Debt and Financing

Our outstanding debt as of March 31, 2014 and December 31, 2013 consisted of the following:

As of March 31, 2014 (in millions)	Par Value	Premium/ (Discount)	Book Value	Stated Interest Rate	Effective Interest Rate
New Term Loan	$698.2	$(6.8)	$691.4	8.0%	8.2%
New ABL Facility[1]	—	—	—	2.7%	2.7%
Series A Notes	86.7	(7.0)	79.7	10.0%	18.3%
Series B Notes	16.5	(2.3)	14.2	10.0%	25.6%
Secured Second A&R CDA	51.0	—	51.0	3.3-18.3%	7.3%
Unsecured Second A&R CDA	73.2	—	73.2	3.3-18.3%	7.3%
Lease financing obligations	295.2	—	295.2	10.0-18.2%	11.9%
Other	0.2	—	0.2
Total debt	$1,221.0	$(16.1)	$1,204.9
Current maturities of New Term Loan	(7.0)	—	(7.0)
Current maturities of Series A Notes	(86.7)	7.0	(79.7)
Current maturities of Series B Notes	(16.5)	2.3	(14.2)
Current maturities of lease financing obligations	(6.3)	—	(6.3)
Current maturities of other	(0.2)	—	(0.2)
Long-term debt	$1,104.3	$(6.8)	$1,097.5

[1]
As of March 31, 2014, the borrowing base on our New ABL Facility was $450.0 million. The availability of $82.5 million is derived by reducing the borrowing base by our $367.5 million of outstanding letters of credit as of March 31, 2014.

As of December 31, 2013 (in millions)	Par Value	Premium/ (Discount)	Book Value	Stated Interest Rate	Effective Interest Rate
Restructured Term Loan	$298.1	$37.7	$335.8	10.0%	—%
Term A Facility (capacity $175.0, borrowing base $156.5, availability $51.5)	105.0	(2.1)	102.9	8.5%	15.8%
Term B Facility (capacity $219.9, borrowing base $219.9, availability $0.0)	219.9	(3.9)	216.0	11.25%	15.0%
Series A Notes	177.8	(17.8)	160.0	10.0%	18.3%
Series B Notes	69.2	(10.5)	58.7	10.0%	25.6%
6% Notes	69.4	(1.1)	68.3	6.0%	15.5%
A&R CDA	124.2	(0.2)	124.0	3.25-18.3%	7.3%
Lease financing obligations	297.5	—	297.5	10.0-18.2%	11.9%
Other	0.2	—	0.2
Total debt	$1,361.3	$2.1	$1,363.4
Current maturities of lease financing obligations	(8.4)	—	(8.4)
Current maturities of other	(0.2)	—	(0.2)
Long-term debt	$1,352.7	$2.1	$1,354.8

Conversions

Our Series A Notes were convertible into our common stock beginning July 22, 2013 at the conversion price per share of $34.0059 and a conversion rate of 29.4067 common shares per $1,000 of Series A Notes. As discussed in the “2014 Financing Transactions” footnote, in February 2014, the Company deposited $89.6 million with the trustee in order to fund the redemption of our outstanding Series A Notes on August 5, 2014.

Our Series B Notes are convertible into our common stock, at any time at the conversion price per share of approximately $18.5334 and a conversion rate of 53.9567 common shares per $1,000 of the Series B Notes (such conversion price and conversion rate applying also to the Series B Notes make whole premium). As of March 31, 2014, the effective conversion price and conversion rate for our Series B Notes (after taking into account the make whole premium) was $16.8103 and 59.4873 common shares per $1,000 of Series B Notes, respectively.

As of March 31, 2014, there was $16.5 million in aggregate principal amount of Series B Notes outstanding that are convertible into approximately 981,000 shares of our common stock (after taking into account the make whole premium). As discussed in the “2014 Financing Transactions” footnote, on January 31, 2014, certain holders of our Series B Notes exchanged their outstanding notes as part of an exchange agreement. Outside of these exchange agreements, during the three months ended March 31, 2014 and 2013, $1.2 million and $5.8 million of aggregate principal amount of Series B Notes were converted into 75,900 and 398,000 shares of our common stock, which includes the make whole premium.  Upon conversion, during the three months ended March 31, 2014, we recorded $0.4 million of additional interest expense representing the $0.2 million make whole premium and $0.2 million of accelerated amortization of the discount on converted Series B Notes. During the three months ended March 31, 2013, we recorded $3.4 million of additional interest expense representing the $1.6 million make whole premium and $1.8 million of accelerated amortization of the discount on converted Series B Notes. There were no Series B Note conversions from March 31, 2014 through April 25, 2014.

Fair Value Measurement

The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	March 31, 2014		December 31, 2013
(in millions)	Carrying amount	Fair Value	Carrying amount	Fair Value
New Term Loan	$691.4	$704.0	$—	$—
Restructured Term Loan	—	—	335.8	289.2
ABL Facility	—	—	318.9	326.1
Series A Notes and Series B Notes	93.9	103.2	218.7	225.8
Lease financing obligations	295.2	295.2	297.5	297.5
Other	124.4	125.4	192.5	179.8
Total debt	$1,204.9	$1,227.8	$1,363.4	$1,318.4

The fair values of the New Term Loan, New ABL Facility, Restructured Term Loan, ABL Facility, Series A Notes, Series B Notes, 6% Notes (included in “Other” above) Secured and Unsecured A&R CDA (included in “Other” above) and A&R CDA (included in “Other” above) were estimated based on observable prices (level two inputs for fair value measurements). The carrying amount of the lease financing obligations approximates fair value (level two input for fair value measurement).

5. Liquidity

For a description of our outstanding debt as of March 31, 2014, please refer to the “Debt and Financing” footnote in our consolidated financial statements.

Credit Facility Covenants

On February 13, 2014, we completed our 2014 Financing Transactions and refinanced the debt associated with our prior credit facilities. We entered into a New Term Loan credit agreement with new financial covenants that, among other things, restricts certain capital expenditures and requires us to maintain a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below) for future test periods as follows:

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

Consolidated Adjusted EBITDA, as defined in our New Term Loan credit agreement, is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees, expenses associated with certain lump sum payments to our IBT employees and the results of permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our New Term Loan credit agreement, is the aggregate principal amount of indebtedness outstanding excluding our fully discharged Series A Notes and our outstanding letters of credit.

On February 13, 2014, we also entered into the New ABL Facility credit agreement which, among other things, restricts certain capital expenditures and requires that the Company, in effect, maintain availability of at least 10% of the lesser of the aggregate amount of commitments from all lenders or the borrowing base.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in our new credit agreement, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for the foreseeable future, including the next twelve months.

Our ability to satisfy our liquidity needs and meet future stepped-up covenants beyond the next twelve months is dependent on a number of factors, some of which are outside of our control. These factors include:

•	we must achieve improvements in our operating results, primarily at our YRC Freight operating segment, which rely upon pricing and shipping volumes and network efficiencies;

•
we must continue to implement and realize cost saving measures, including those identified in the new MOU, to match our costs with business levels and in a manner that does not harm operations and our productivity and efficiency initiatives must be successful; and

•
we must be able to generate operating cash flows that are sufficient to meet the cash requirements for pension contributions to our single and multi-employer pension funds, cash interest and principal payments on our funded debt, payments on our equipment leases, and for capital expenditures or additional lease payments for new revenue equipment.

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

Risks and Uncertainties Regarding Future Liquidity

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our New ABL facility and any prospective net operating cash flows from operations. As of March 31, 2014, we had cash and cash equivalents and availability under our New ABL facility totaling $223.0 million. For the three months ended March 31, 2014, our cash flow from operating activities used net cash of $56.2 million.

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

We have a considerable amount of indebtedness. As of March 31, 2014, we had $1,221.0 million in aggregate par value of outstanding indebtedness, the majority of which matures in 2019. We also have considerable future funding obligations for our single-employer pension plans and various multi-employer pension funds. We expect our funding obligations for the remainder of 2014 for our single-employer pension plans and multi-employer pension funds will be $66.1 million and $63.7 million, respectively. In addition, we have, and will continue to have, substantial operating lease obligations. As of March 31, 2014, our minimum rental expense under operating leases for the remainder of the year is $40.9 million. As of March 31, 2014, our operating lease obligations through 2025 totaled $149.3 million and is expected to increase as we lease additional revenue equipment.

Our capital expenditures for the three months ended March 31, 2014 and 2013 were $11.7 million and $17.2 million, respectively. These amounts were principally used to fund replacement engines and trailer refurbishments for our revenue fleet and capitalized costs for our network facilities and technology infrastructure. Additionally, for the three months ended March 31, 2014, we entered into new operating leases for revenue equipment for $6.4 million, payable over the average lease term of three years. In light of our recent operating results and liquidity needs, we have deferred certain capital expenditures and expect to continue to do so for the foreseeable future, including the remainder of 2014. As a result, the average age of our fleet is increasing, which may affect our maintenance costs and operational efficiency unless we are able to obtain suitable lease financing to meet our replacement equipment needs.

6. Employees’ Benefits

The following table presents the components of our company-sponsored pension costs for the three months ended March 31:

	Three Months
(in millions)	2014	2013
Service cost	$1.0	$1.1
Interest cost	15.2	14.0
Expected return on plan assets	(13.4)	(13.9)
Amortization of net loss	3.2	3.7
Total periodic pension cost	$6.0	$4.9

We expect to contribute $79.9 million to our company-sponsored pension plans in 2014 of which we have contributed $13.8 million through March 31, 2014.

7. Income Taxes

Our effective tax rate for the three months ended March 31, 2014 was 5.5%, compared to 15.5%, for the three months ended March 31, 2013. The significant items impacting the 2014 rate include a net state and foreign tax provision, certain permanent items, an intraperiod tax allocation required by ASC 740 and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2014. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At March 31, 2014 and December 31, 2013, substantially all of our net deferred tax assets were subject to a valuation allowance.

Concurrent with the financing transactions of January 31, 2014 described in the "2014 Financing Transactions" footnote, the Company experienced a change of ownership as described in Section 382 of the Internal Revenue Code. The impact of the 2014 ownership change on the Company’s ability to utilize its Net Operating Loss carryforwards and other tax attributes is not expected to be material as the carryforwards to which this ownership change applies already have been significantly limited by previous ownership changes occurring in 2011 and 2013.
.

8. Shareholders’ Deficit

The following reflects the activity in the shares of our common stock for the three months ended March 31, 2014:

(shares in thousands)	2014
Beginning balance	10,173
Conversion of preferred stock to common stock	2,333
Issuance of common stock	14,333
Issuance of equity awards	294
Issuance of common stock upon conversion or exchange of Series B Notes	3,470
Ending balance	30,603

9. Loss Per Share

Given our net loss position for the three months ended March 31, 2014 and March 31, 2013, there were no dilutive securities for these periods.

Anti-dilutive options and share units were 713,600 and 857,600 at March 31, 2014 and 2013, respectively. Anti-dilutive 6% Note conversion shares, including the make whole premium, were 17,600 at March 31, 2013. There were no such anti-dilutive 6% Note conversion shares at March 31, 2014. Anti-dilutive Series A Note conversion shares were 2,675,000 and 4,857,000 at March 31, 2014 and 2013, respectively. Anti-dilutive Series B Note conversion shares, including the make whole premiums, were 981,500 and 5,751,000 at March 31, 2014 and 2013, respectively.

10. Business Segments

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

We have the following reportable segments, which are strategic business units that offer complementary transportation services to our customers:

•
YRC Freight is the reporting segment for our transportation service providers focused on business opportunities in national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. This unit includes our LTL subsidiary YRC Inc. (our YRC Freight operations in the United States) and Reimer Express, a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico, Puerto Rico and Guam.

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

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/ Eliminations	Consolidated
As of March 31, 2014
Identifiable assets	$1,563.2	$753.4	$(101.5)	$2,215.1
As of December 31, 2013
Identifiable assets	$1,513.4	$698.4	$(146.9)	$2,064.9
Three Months Ended March 31, 2014
External revenue	$756.8	$454.1	$—	$1,210.9
Operating income (loss)	$(32.5)	$7.9	$(7.8)	$(32.4)
Three Months Ended March 31, 2013
External revenue	$753.8	$408.7	$—	$1,162.5
Operating income (loss)	$2.4	$12.0	$(4.5)	$9.9

11. Commitments, Contingencies and Uncertainties

Bryant Holdings Securities Litigation

On February 7, 2011, a putative class action was filed by Bryant Holdings LLC (“Bryant”) in the U.S. District Court for the District of Kansas on behalf of purchasers of our common stock between April 24, 2008 and November 2, 2009, inclusive (the “Class Period”), seeking damages under the federal securities laws for statements and/or omissions allegedly made by us and the individual defendants during the Class Period which plaintiffs claimed to be false and misleading.

The individual defendants are former officers of our Company. No current officers or directors were named in the lawsuit. The parties participated in voluntary mediation between March 11, 2013 and April 15, 2013. The mediation resulted in the execution of a mutually acceptable settlement agreement by the parties, which agreement remains subject to approval by the court. Court approval cannot be assured. Substantially all of the payments contemplated by the settlement will be covered by our liability insurance. The self-insured retention on this matter has been accrued as of March 31, 2014.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this report. MD&A and certain Notes to the Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include those preceded by, followed by or characterized by words such as “will,” “expect,” “intend,” “anticipate,” “believe,” “project,” “forecast,” “propose,” “plan,” “designed,” “estimate,” “enable” and similar expressions. Forward-looking statements are inherently uncertain and are subject to significant business, economic, competitive, regulatory and other risks, uncertainties and contingencies, known and unknown, many of which are beyond our control. Readers are cautioned not to place undue reliance on any forward-looking statements. Our future financial condition and results could differ materially from those predicted in such forward-looking statements because of a number of factors, including (without limitation):

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

•	our ability to comply with scheduled increases in financial performance-related debt covenants;

•	our ability to finance the maintenance, acquisition and replacement of revenue equipment and other necessary capital expenditures;

•	our dependence on our information technology systems in our network operations and the production of accurate information, and the risk of system failure, inadequacy or security breach;

•	changes in equity and debt markets;

•	inclement weather;

•	price of fuel;

•	sudden changes in the cost of fuel or the index upon which we base our fuel surcharge and the effectiveness of our fuel surcharge program in protecting us against fuel price volatility;

•	competition and competitive pressure on pricing;

•	expense volatility, including (without limitation) volatility due to changes in rail service or pricing for rail service;

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

Overview

MD&A includes the following sections:

Our Business — a brief description of our business and a discussion of how we assess our operating results.
Consolidated Results of Operations — an analysis of our consolidated results of operations for the three months ended March 31, 2014 and 2013.
Reporting Segment Results of Operations — an analysis of our results of operations for the three months ended March 31, 2014 and 2013 for our YRC Freight and Regional Transportation reporting segments.
Certain Non-GAAP Financial Measures — an analysis of selected Non-GAAP financial measures for the three months ended March 31, 2014 and 2013.
Financial Condition/Liquidity and Capital Resources — a discussion of our major sources and uses of cash and an analysis of our cash flows and aggregate contractual obligations and commercial commitments.
The “first quarter” of the years discussed below refers to the three months ended March 31.
Our Business
We are a holding company that, through wholly owned operating subsidiaries and our interest in a Chinese joint venture, offers our customers a wide range of transportation services. We have one of the largest, most comprehensive less-than-truckload (“LTL”) networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer industry-leading expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence.
We measure the performance of our business on both a consolidated basis and a reporting segment basis. We use several performance metrics, but rely primarily upon (without limitation) operating revenue, operating income (loss), and operating ratio. We also use certain non-GAAP financial measures as secondary measures to assess our operating performance.

•
Operating Revenue: Our operating revenue has two primary components: volume (commonly evaluated using number of shipments and weight per shipment) and yield or price (commonly evaluated on a dollar per hundredweight basis and a dollar per shipment basis). Yield includes fuel surcharge revenue, which is common in the trucking industry and represents an amount charged to customers that adjusts with changing fuel prices. We base our fuel surcharges on a published national index and adjust them weekly. Rapid material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income versus prior periods, as there is a lag in our adjustment of base rates in response to changes in fuel surcharge. We believe that fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require numerous changes. We believe the distinction between base rates and fuel surcharge has blurred over time, and it is impractical to clearly separate all the different factors that influence the price that our customers are willing to pay. In general, under our present fuel surcharge program, we believe rising fuel costs are beneficial to us and falling fuel costs are detrimental to us in the short term.

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

Our non-GAAP financial measures have the following limitations:

◦
Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to fund restructuring professional fees, letter of credit fees, service interest, principal payments on our outstanding debt or lump sum payments to our IBT employees required under the ratified MOU;

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

Consolidated Results of Operations

Our consolidated results include the consolidated results of our YRC Freight and Regional Transportation reporting segments as well as any unallocated corporate charges. A more detailed discussion of the operating results of our segments is presented in the “Reporting Segment Results of Operations” section below.

The table below provides summary consolidated financial information for the first quarter of 2014 and 2013:

	First Quarter
(in millions)	2014	2013	Percent Change
Operating revenue	$1,210.9	$1,162.5	4.2%
Operating income (loss)	$(32.4)	$9.9	NM*
Nonoperating expenses, net	$41.9	$38.9	7.7%
Net loss	$(70.2)	$(24.5)	(186.5)%
*Not meaningful

First Quarter of 2014 Compared to the First Quarter of 2013

Our consolidated operating revenue increased 4.2% during the first quarter of 2014 compared to the same period in 2013. The increase in revenue is primarily attributable to higher shipment volumes over the comparable prior year period partially due to 4.5 additional workdays at our regional reporting segment.

Operating expenses for the first quarter of 2014 increased $90.7 million or 7.9% compared to the same period in 2013 primarily related to a $44.7 million increase in salaries, wages and employees’ benefits, a $17.0 million increase in purchased transportation, a $15.9 million increase in operating expenses and supplies and an $11.0 million increase in other operating expenses.

•
The $44.7 million increase in salaries, wages and employees’ benefits was primarily due to a $36.1 million increase in wages and benefits in the first quarter of 2014 compared to the first quarter of 2013. This increase was largely driven by higher shipping volumes and by the negative impact the severe winter weather had on the productivity of our workforce which, among other things, increased our overtime and linehaul delay pay.

•
The $17.0 million increase in purchased transportation was primarily driven by increased shipping volumes and increased purchased rail miles used to balance our network load in response to the service disruptions related to the severe winter weather experienced during the first quarter.  We also experienced an increase in purchased road miles in part due to the same service delays previously noted as well as changes in our purchased transportation options as permitted in our modified labor agreement that went into effect in February of 2014. Finally, we had higher vehicle rent expense as our percentage of leased units has increased since last year due to our current strategy of using operating leases to acquire new revenue equipment.

•
The $15.9 million increase in operating expenses and supplies was primarily driven by higher fuel expense of $8.4 million and an increase in vehicle maintenance of $4.2 million. The increase in fuel expense is primarily a result of increased miles driven due to higher shipping volumes and freight diversions caused by weather. The increase in vehicle maintenance is primarily driven by higher costs needed to support our aging fleet and an increase in miles driven.

•
The $11.0 million increase in other operating expenses was primarily driven by a $8.0 million increase in our bodily injury and property damage claims expense and a $3.2 million increase in cargo claims expense. The increase in both our bodily injury and property damage claims and our cargo claims expense was driven by an increase in the number of claims driven largely by adverse weather conditions as well as favorable development experienced in the first quarter of 2013.

Nonoperating expenses increased $3.0 million in the first quarter of 2014 compared to the first quarter of 2013. The increase in nonoperating expenses was largely driven by a $19.0 million increase in interest expense which was driven by the acceleration of the amortization of the deferred debt costs on our Prior Term Loan and Prior ABL Facility when they were extinguished in the first quarter of 2014. The increase in interest expense was partially offset by the gain we recorded on the extinguishment of debt of $11.2 million in the first quarter of 2014, $16.3 million of which related to the acceleration of net premiums on our old debt, partially offset by $5.1 million of additional expense related to the fair value of the incremental shares provided to those Series B Note holders who exchanged their outstanding balances at a conversion price of $15.00 per share.

Our effective tax rate for the first quarter of 2014 and 2013 was 5.5% and 15.5%, respectively. Significant items impacting the first quarter of 2014 rate include a net state and foreign tax provision, certain permanent items, an intraperiod tax allocation required by ASC 740 and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2014. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At March 31, 2014 and December 31, 2013, substantially all of our net deferred tax assets are subject to a valuation allowance.

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

YRC Freight Results

YRC Freight represented 62% of our consolidated operating revenue for the first quarter of 2014 and 65% for the first quarter of 2013. The table below provides summary financial information for YRC Freight for first quarter of 2014 and 2013:

	First Quarter
(in millions)	2014	2013	Percent Change
Operating revenue	$756.8	$753.8	0.4%
Operating income (loss)	$(32.5)	$2.4	NM*
Operating ratio(a)	104.3%	99.7%	(4.6	) pp

(a)	pp represents the change in percentage points
*Not meaningful

First Quarter of 2014 Compared to the First Quarter of 2013

YRC Freight reported operating revenue of $756.8 million in the first quarter of 2014, a increase of $3.0 million or 0.4% compared to the same period in 2013. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the first quarter of 2014 compared to the first quarter of 2013:

	First Quarter
	2014	2013	Percent Change(b)
Workdays	63.0	62.5

Total picked up revenue (in millions) (a)	$755.9	$756.9	(0.1)%
Total tonnage (in thousands)	1,646	1,605	2.5%
Total tonnage per day (in thousands)	26.13	25.69	1.7%
Total shipments (in thousands)	2,772	2,764	0.3%
Total shipments per day (in thousands)	44.00	44.23	(0.5)%
Total picked up revenue per hundred weight	$22.96	$23.57	(2.6)%
Total picked up revenue per shipment	$273	$274	(0.4)%
Total weight per shipment (in pounds)	1,188	1,162	2.3%

	First Quarter
(in millions)	2014	2013
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$756.8	$753.8
Change in revenue deferral and other	(0.9)	3.1
Total picked up revenue	$755.9	$756.9
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not the rounded figures presented.

Operating loss for YRC Freight was $32.5 million in the first quarter of 2014 compared to $2.4 million of operating income in the same period in 2013. Operating revenue in the first quarter of 2014 was higher by $3.0 million while total costs increased by $37.9 million. The cost increases consisted primarily of a $15.0 million increase in salary, wages and employees’ benefits, an $11.0 million increase in purchased transportation and a $7.0 million increase in other operating expenses.

•
The $15.0 million increase in salary, wages and employees’ benefits in the first quarter of 2014 was primarily the result of an $11.8 million increase in wages and benefits in the first quarter of 2014 compared to the first quarter of 2013. This increase was largely driven by the negative impact the severe winter weather had on the productivity of our workforce which, among other things, increased our overtime and linehaul delay pay and, to a lesser extent, by higher shipping volumes.

•
The $11.0 million increase in purchased transportation was primarily driven by increased purchased rail miles used to balance our network load in response to the service disruptions related to the severe winter weather experienced during the first quarter as well as increased shipping volumes.  We also experienced an increase in purchased road miles in part due to the same service delays previously noted as well as a slight increase in purchased miles driven as we began to utilize our new over the road purchased transportation option as permitted in our modified labor agreement that went into effect in February of 2014. Finally, we had higher vehicle rent expense as our percentage of leased units has increased since last year due to our current strategy of using operating leases to acquire new revenue equipment.

•
The $7.0 million increase in other operating expenses in the first quarter of 2014 was primarily driven by a $6.3 million increase in our bodily injury and property damage expense due to more claims compared to the first quarter of 2013 as well as favorable development experienced in the first quarter of 2013.

Regional Transportation Results

Regional Transportation represented 38% of consolidated revenue in the first quarter of 2014 compared to 35% in the first quarter of 2013. The table below provides summary financial information for Regional Transportation for the first quarter of 2014 and 2013:

	First Quarter
(in millions)	2014	2013	Percent Change
Operating revenue	$454.1	$408.7	11.1%
Operating income	$7.9	$12.0	(34.2)%
Operating ratio (a)	98.3%	97.1%	(1.2	) pp

(a)	pp represents the change in percentage points

First Quarter of 2014 Compared to the First Quarter of 2013

Regional Transportation reported operating revenue of $454.1 million for the first quarter of 2014, an increase of $45.4 million, or 11.1%, from the first quarter of 2013. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the first quarter of 2014 compared to the first quarter of 2013:

	First Quarter
	2014	2013	Percent Change(b)
Workdays	67.0	62.5

Total picked up revenue (in millions) (a)	$454.4	$409.0	11.1%
Total tonnage (in thousands)	2,015	1,831	10.0%
Total tonnage per day (in thousands)	30.08	29.30	2.6%
Total shipments (in thousands)	2,706	2,480	9.1%
Total shipments per day (in thousands)	40.38	39.68	1.8%
Total picked up revenue per hundred weight	$11.28	$11.17	1.0%
Total picked up revenue per shipment	$168	$165	1.9%
Total weight per shipment (in pounds)	1,490	1,477	0.9%

	First Quarter
(in millions)	2014	2013
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$454.1	$408.7
Change in revenue deferral and other	0.3	0.3
Total picked up revenue	$454.4	$409.0
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change is based on unrounded figures and not the rounded figures presented.

The increases in the metrics above were primarily driven by volume growth at each of the regional carriers and the additional 4.5 workdays in the first quarter of 2014 compared to the first quarter of 2013.

Operating income for Regional Transportation was $7.9 million for the first quarter of 2014, a decrease of $4.1 million from the same period in 2013, consisting of the $45.4 million increase in revenue offset by a $49.5 million increase in total costs. The increase in total costs was primarily driven by a $25.8 million increase in salary, wages and employees’ benefits, a $10.8 million increase in operating expenses and supplies, and a $6.1 million increase in purchased transportation.

•
The $25.8 million increase in salary, wages and employees’ benefits in the first quarter of 2014 was primarily the result of a $24.4 million increase in wages and benefits in the first quarter of 2014 compared to the first quarter of 2013. This increase was largely driven higher shipping volumes and by the negative impact the severe winter weather had on the productivity of our workforce which, among other things, increased our overtime and linehaul delay pay.

•
The $10.8 million increase in operating expenses and supplies in the first quarter of 2014 was primarily driven by a $6.3 million increase in fuel costs and a $1.2 million increase in vehicle maintenance primarily due to an increase in miles driven.

•
The $6.1 million increase in purchased transportation was primarily driven by an increase in purchased road miles in part due to the same service disruptions previously noted. Finally, we had higher vehicle rent expense as our percentage of leased units has increased since last year due to our strategy of using operating leases to acquire new revenue equipment.

Certain Non-GAAP Financial Measures

As discussed in the “Our Business” section, we use certain non-GAAP financial measures to assess performance. These measures should be considered in addition to the results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, our GAAP financial measures.

Consolidated Adjusted EBITDA

The reconciliation of operating income (loss) to adjusted EBITDA for the first quarter of 2014 and 2013 is as follows:

	First Quarter
(in millions)	2014	2013
Reconciliation of operating income (loss) to adjusted EBITDA:
Operating income (loss)	$(32.4)	$9.9
Depreciation and amortization	41.0	43.6
(Gains) losses on property disposals, net	0.2	(4.5)
Letter of credit expense	5.2	8.9
Restructuring professional fees	1.1	1.3
Permitted dispositions and other	0.1	0.1
Equity based compensation expense	6.6	1.0
Other nonoperating, net	1.6	0.4
Adjusted EBITDA	$23.4	$60.7

Consolidated Adjusted Free Cash Flow (Deficit)

The reconciliation of adjusted EBITDA to adjusted free cash flow (deficit) for the first quarter of 2014 and 2013 including the reconciliation to adjusted free cash flow (deficit) is as follows:

	First Quarter
(in millions)	2014	2013
Adjusted EBITDA	$23.4	$60.7
Total restructuring professional fees	(1.1)	(1.3)
Cash paid for interest	(39.4)	(28.5)
Cash paid for letter of credit fees	(4.0)	(6.0)
Working Capital cash flows excluding income tax, net	(48.7)	(53.4)
Net cash used in operating activities before income taxes	(69.8)	(28.5)
Cash received for income taxes, net	13.6	14.6
Net cash used in operating activities	(56.2)	(13.9)
Acquisition of property and equipment	(11.7)	(17.2)
Total restructuring professional fees	1.1	1.3
Adjusted Free Cash Flow (Deficit)	$(66.8)	$(29.8)

Segment Adjusted EBITDA

The following represents adjusted EBITDA by segment for the first quarter of 2014 and 2013:

	First Quarter
(in millions)	2014	2013
Adjusted EBITDA by segment:
YRC Freight	$(3.7)	$33.6
Regional Transportation	25.9	29.0
Corporate and other	1.2	(1.9)
Adjusted EBITDA	$23.4	$60.7

The reconciliation of operating income (loss), by segment, to adjusted EBITDA for the first quarter of 2014 and 2013 is as follows:

	First Quarter
YRC Freight segment (in millions)	2014	2013
Reconciliation of operating income (loss) to adjusted EBITDA:
Operating income (loss)	$(32.5)	$2.4
Depreciation and amortization	24.7	28.0
Gains on property disposals, net	(0.2)	(4.5)
Letter of credit expense	3.6	7.4
Other nonoperating expenses, net	0.7	0.3
Adjusted EBITDA	$(3.7)	$33.6

	First Quarter
Regional Transportation segment (in millions)	2014	2013
Reconciliation of operating income to adjusted EBITDA:
Operating income	$7.9	$12.0
Depreciation and amortization	16.4	15.5
Losses on property disposals, net	0.4	—
Letter of credit expense	1.2	1.4
Other nonoperating expenses, net	—	0.1
Adjusted EBITDA	$25.9	$29.0

	First Quarter
Corporate and other segment (in millions)	2014	2013
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(7.8)	$(4.5)
Depreciation and amortization	(0.1)	0.1
Letter of credit expense	0.4	0.1
Restructuring professional fees	1.1	1.3
Permitted dispositions and other	0.1	0.1
Equity based compensation expense	6.6	1.0
Other nonoperating income, net	0.9	—
Adjusted EBITDA	$1.2	$(1.9)

Financial Condition/Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our $450.0 million New ABL facility and any prospective net operating cash flows from our operations. As of March 31, 2014, we had cash and cash equivalents and availability under the New ABL facility totaling $223.0 million.

Our principal uses of cash are to fund our operations, including making contributions to our single-employer pension plans and various multi-employer pension funds, and to meet our other cash obligations, including paying cash interest and principal on our funded debt, letter of credit fees under our credit facilities and funding capital expenditures. For the first quarter of 2014, our cash flow from operating activities used net cash of $56.2 million.

We have a considerable amount of indebtedness. As of March 31, 2014, we had $1,221.0 million in aggregate par value of outstanding indebtedness, the majority of which matures in 2019. We also have considerable future funding obligations for our single-employer pension plans and various multi-employer pension funds. We expect our funding obligations for the remainder of 2014 for our single-employer pension plans and multi-employer pension funds will be $66.1 million and $63.7 million, respectively. In addition, we have, and will continue to have, substantial operating lease obligations. As of March 31, 2014, our minimum rental expense under operating leases for the remainder of the year is $40.9 million. As of March 31, 2014, our operating lease obligations through 2025 totaled $149.3 million and is expected to increase as we lease additional revenue equipment. As of March 31, 2014, our Standard & Poor’s Corporate Family Rating was “CCC+” and Moody’s Investor Service Corporate Family Rating was “B3”.

Our capital expenditures for the first quarter of 2014 and 2013 were $11.7 million and $17.2 million, respectively. These amounts were principally used to fund replacement engines and trailer refurbishments for our revenue fleet, capitalized costs for our network facilities and technology infrastructure. Additionally, for the first quarter of 2014, we entered into new operating leases for revenue equipment for $6.4 million, payable over the average lease term of three years. In light of our liquidity needs, we have deferred certain capital expenditures and expect to continue to do so for the foreseeable future. We plan to procure substantially all of our new revenue equipment using operating leases for the remainder of 2014. As a result, the average age of our fleet is increasing, which may affect our maintenance costs and operational efficiency unless we are able to obtain suitable lease financing to meet our replacement equipment needs.

Credit Facility Covenants

On February 13, 2014, we completed our 2014 Financing Transactions and refinanced the debt associated with our prior credit facilities. We entered into a New Term Loan credit agreement with new financial covenants that, among other things, restricts certain capital expenditures and requires us to maintain a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below) for future test periods as follows:

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

Consolidated Adjusted EBITDA, as defined in our New Term Loan credit agreement, is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees, expenses associated with certain lump sum payments to our IBT employees and the results of permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our New Term Loan credit agreement, is the aggregate principal amount of indebtedness outstanding excluding our fully discharged Series A Notes and our outstanding letters of credit.

On February 13, 2014, we also entered into the New ABL Facility credit agreement which, among other things, restricts certain capital expenditures and requires that the Company, in effect, maintain availability of at least 10% of the lesser of the aggregate amount of commitments from all lenders or the borrowing base.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in our new credit agreement, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for the foreseeable future, including the next twelve months.

Our ability to satisfy our liquidity needs and meet future stepped-up covenants beyond the next twelve months is dependent on a number of factors, some of which are outside of our control. These factors include:

•	we must achieve improvements in our operating results, primarily at our YRC Freight operating segment, which rely upon pricing and shipping volumes and network efficiencies;

•
we must continue to implement and realize cost saving measures, including those identified in the new MOU, to match our costs with business levels and in a manner that does not harm operations and our productivity and efficiency initiatives must be successful; and

•
we must be able to generate operating cash flows that are sufficient to meet the cash requirements for pension contributions to our single and multi-employer pension funds, cash interest and principal payments on our funded debt, payments on our equipment leases, and for capital expenditures or additional lease payments for new revenue equipment

In the event our operating results indicate we will not meet our maximum total leverage ratio, we will take action to improve our maximum total leverage ratio which will include paying down our outstanding indebtedness with either cash on hand or from cash proceeds from equity issuances. The issuance of equity is outside of our control and there can be no assurance that we will be able to issue additional equity at terms that are agreeable to us.

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

Cash Flows

Operating Cash Flow

Net cash used in operating activities was $56.2 million in the first quarter of 2014 compared to $13.9 million in the first quarter of 2013. This increase in cash utilization is primarily attributable to a $45.7 million year-over-year increase in net losses driven by an increase in operating expenses.

Investing Cash Flow

Investing cash flows decreased by $78.3 million during the first quarter of 2014 compared to the same period in 2013, largely driven by a net $80.9 million in restricted escrow deposits made in 2014, compared to $4.5 million in receipts in 2013. The 2014 restricted escrow deposits consist mostly of $82.0 million for the New ABL Facility and $89.6 million for the Series A Notes defeasance, offset by the receipt of $90.0 million for the Prior ABL Facility. The net escrow deposits are offset by a $5.5 million decrease in the acquisition of property and equipment.

Financing Cash Flow

Net cash provided by financing activities for the first quarter of 2014 was $109.0 million compared to net cash used in financing activities of $2.1 million in the first quarter of 2013. The cash provided during the first quarter of 2014 was driven by the issuance of $693.0 million in long-term debt for the New Term Loan and $250.0 million equity issuance proceeds. These were offset by $789.5 million of repayments on our long-term debt. The repayments primarily consisted of $298.1 million for the Prior Term Loan, $324.9 million for the Prior ABL Facility, $93.9 million repurchase of Series A Notes and $69.4 million for the 6% Notes. We also had $26.7 million in debt issuance costs and $17.1 million in equity issuance costs related to our new debt and equity. During the first quarter of 2013, the use of cash was driven by $2.4 million of repayments on other long-term debt.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual cash obligations and other commercial commitments as of March 31, 2014.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of March 31, 2014:

	Payments Due by Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Balance sheet obligations:(a)
ABL borrowings, including interest and unused line fees	$0.3	$0.6	$0.6	$—	$1.5
Long-term debt, including interest	166.9	124.5	779.8	—	1,071.2
Lease financing obligations	41.5	83.4	80.9	43.2	249.0	(b)
Multi-employer pension deferral obligations, including interest	9.0	18.1	142.3	—	169.4
Workers’ compensation, property damage and liability claims obligations	100.0	122.7	59.1	107.0	388.8	(c)
Off balance sheet obligations:
Operating leases	54.7	55.1	23.9	15.6	149.3
Letter of credit fees	9.8	19.6	18.3	—	47.7
Capital expenditures	5.3	—	—	—	5.3
Total contractual obligations	$387.5	$424.0	$1,104.9	$165.8	$2,082.2

(a)
Total liabilities for unrecognized tax benefits as of March 31, 2014 were $27.4 million and are classified on our consolidated balance sheet within “Claims and Other Liabilities” and are excluded from the table above.

(b)
The $249.0 million of lease financing obligation payments represent interest payments of $183.8 million and principal payments of $65.2 million. The remaining principle obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

(c)	The workers’ compensation, property damage and liability claims obligations represent our estimate of future payments for these obligations, not all of which are contractually required.

During the three months ended March 31, 2014, we entered into new operating leases for revenue equipment of $6.4 million.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Unused line of credit
New ABL Facility(a)	$—	$—	$82.5	$—	$82.5
Letters of credit	—	—	367.5	—	367.5
Surety bonds	122.2	—	—	—	122.2
Total commercial commitments	$122.2	$—	$450.0	$—	$572.2

(a)	At March 31, 2014 we held $82.0 million in restricted escrow, which represents cash collateral on our New ABL Facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and fuel price volatility. The risk inherent in our market risk sensitive instruments and positions is the potential loss or increased expense arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of March 31, 2014 and have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements included with this quarterly report on Form 10-Q.

Item 1A. Risk Factors

There were no material changes during the quarter to the Risk Factors disclosed in Part I, Item 1A — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013.

Item 5. Other Information

Approval of the YRC Worldwide Inc. Amended and Restated 2011 Incentive and Equity Award Plan
We are providing the following disclosure in lieu of providing this information in a current report on Form 8-K pursuant to Item 5.02, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.”
We held our annual meeting of stockholders on April 29, 2014 (“Annual Meeting”). At the Annual Meeting, the holders of our outstanding common stock, Series A Voting Preferred Stock, Class A Convertible Preferred Stock (“Convertible Preferred Stock”), 10% Series A Convertible Senior Secured Notes due 2015 (“Series A Notes”), and 10% Series B Convertible Senior Secured Notes due 2015 (“Series B Notes,” and together with the Series A Notes, the “Convertible Notes”) approved the YRC Worldwide Inc. Amended and Restated 2011 Incentive and Equity Award Plan (the “Plan”), including the material terms of the performance goals under which compensation may be paid, which is intended to meet the performance-based compensation exception under Section 162(m) of the Internal Revenue Code, as amended.
A description of the material terms of the Plan is set forth under the heading “Proposal 3 Approval of the YRC Worldwide Inc. Amended and Restated 2011 Incentive and Equity Award Plan” in the Company’s proxy statement filed with the Securities and Exchange Commission on March 18, 2014, which description is hereby incorporated by reference into this Item 5. Additionally, a copy of the Plan is included with this Form 10-Q as Exhibit 10.7 and is incorporated herein by reference, and the foregoing summary is qualified in its entirety by reference to the terms and provisions of the Plan.
Annual Meeting Results
We are providing the following disclosure in lieu of providing this information in a current report on Form 8-K pursuant to Item 5.07, “Submission of Matters to a Vote of Security Holders.”
The holders of our outstanding common stock, Series A Voting Preferred Stock, Convertible Preferred Stock, and Convertible Notes voted together as a single class on all proposals at the Annual Meeting.
Each share of common stock and Series A Voting Preferred Stock was entitled to one vote. Pursuant to the certificate of designations for the Convertible Preferred Stock, holders of Convertible Preferred Stock were entitled to vote together as a single class with the common stock holders on an as-converted-to-common stock basis on all matters on which our common stockholders were entitled to vote, except that if the conversion of the of the Convertible Preferred Stock resulted in the holder owning more than 19.99% of our issued and outstanding common stock, then the holder did not have voting rights with respect to that portion of the Convertible Preferred Stock owned in excess of that percentage. On the record date, the holder of our Convertible Preferred Stock was entitled to 85,300 votes.
Pursuant to our Amended and Restated Certificate of Incorporation, as amended (“Certificate”) and the indentures governing the Convertible Notes, holders of Convertible Notes were entitled to vote on an as-converted-to-common stock basis on all matters on which holders of common stock were entitled to vote, subject to certain limitations discussed below. Each holder of Series A Notes was entitled, on an as-converted-to-common stock basis, to 29.4067 shares of common stock for each $1,000 principal amount of Series A Notes held on the record date. Each holder of Series B Notes was entitled, on an as-converted-to-common stock basis, to 62.4781 shares of Common Stock per $1,000 principal amount of Series B Notes held on the record date, which includes shares issuable as a Make Whole Premium (as defined in the Series B Notes indenture). However, as described in our Certificate and the Convertible Notes indentures, in order to comply with NASDAQ Listing Rule 5640, each holder of Series A Notes was limited to 0.1089 votes for each share of Common Stock on an as-converted-to-common stock basis and each holder of Series B Notes was limited to 0.0594 votes for each share of Common Stock on an as-converted-to-common stock basis. On the record date, the holders of Series A Notes collectively held 264,210 votes and the holders of Series B Notes collectively held 58,299 votes.
At the Annual Meeting, holders of our common stock, Series A Voting Preferred Stock, Convertible Preferred Stock and Convertible Notes voted on the following proposals:
Proposal 1
Each nominee was elected to the Board of Directors.

Nominees	Votes For	Votes Withheld
Raymond J. Bromark	14,840,101	105,863
Matthew A. Doheny	14,620,494	325,470
Robert L. Friedman	14,897,297	48,667
James E. Hoffman	14,668,394	277,570
Michael J. Kneeland	14,653,831	292,133
James L. Welch	14,875,926	70,038
James F. Winestock	14,896,637	49,327

Proposal 2
The advisory vote on named executive officer compensation was approved.

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
12,688,455	2,233,080	24,429	3,210,685

Proposal 3
The YRC Worldwide Inc. Amended and Restated 2011 Incentive and Equity Award Plan was approved.

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
13,290,377	1,633,110	22,477	3,210,685

Proposal 4
The appointment of KPMG LLP as our independent registered public accounting firm for 2014 was ratified.

Votes For	Votes Against	Votes Abstaining
17,954,193	100,138	102,318

Item 6. Exhibits

3.1.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on September 16, 2011, File No. 000-12255).
3.1.2	Certificate of Elimination of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on December 1, 2011, File No. 000-12255).
3.1.3	Certificate of Designations of Series A Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on July 25, 2011, File No. 000-12255).
3.1.4	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on January 31, 2014, File No. 000-12255).
3.1.5
Certificate of Amendment to the Certificate of Incorporation of the Company increasing the number of authorized shares (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on March 17, 2014, File No. 000-12255).

4.1
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

10.1
Amendment No. 5 to Credit Agreement dated as of January 30, 2014 by and among YRCW Receivables LLC, as borrower, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to current report on Form 8-K, filed on February 5, 2014, File No. 000-12255).

10.2
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

10.3
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

10.4
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

10.5
Credit Agreement dated as of February 13, 2014, by and among the Company, as borrower, the subsidiaries of the borrower party thereto from time to time, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 000-12255).

10.6†
Loan and Security Agreement, dated as of February 13, 2014, among the Company, as administrative borrower, the other borrowers named therein, the guarantors named therein, certain financial institutions, as lenders, and RBS Citizens Business Capital a division of RBS Asset Finance, Inc., a subsidiary of RBS Citizens, N.A., as agent, and RBS Citizens, N.A., Merrill Lynch, Pierce, Fenner & Smith and CIT Finance LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 000-12255).

10.7*	YRC Worldwide Inc. Amended and Restated 2011 Incentive and Equity Award Plan

31.1*	Certification of James L. Welch filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Jamie G. Pierson filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of James L. Welch furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Jamie G. Pierson furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
__________________________

†	Confidential portions of this exhibit have been filed separately with the SEC pursuant to a request for confidential treatment.

*	Indicates documents filed herewith

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

YRC WORLDWIDE INC.

Date: May 1, 2014	/s/ James L. Welch
James L. Welch
Chief Executive Officer

Date: May 1, 2014	/s/ Jamie G. Pierson
Jamie G. Pierson
Executive Vice President and
Chief Financial Officer