Form 10-Q
period 2014-06-30
YRC Worldwide Inc.
filed 2014-07-31
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2014
Common Stock, $0.01 par value per share	31,242,037 shares

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries
(Amounts in millions except share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$173.9	$176.3
Restricted amounts held in escrow	128.3	90.1
Accounts receivable, net	556.6	460.9
Prepaid expenses and other	100.7	70.6
Total current assets	959.5	797.9
Property and Equipment:
Cost	2,831.3	2,844.2
Less – accumulated depreciation	(1,800.2)	(1,754.4)
Net property and equipment	1,031.1	1,089.8
Intangibles, net	70.5	79.8
Restricted amounts held in escrow	—	0.6
Deferred income taxes, net	18.4	18.3
Other assets	100.0	78.5
Total Assets	$2,179.5	$2,064.9
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$206.2	$176.7
Wages, vacations and employees’ benefits	224.0	191.2
Deferred income taxes, net	18.6	18.6
Other current and accrued liabilities	197.7	189.5
Current maturities of long-term debt	111.8	8.6
Total current liabilities	758.3	584.6
Other Liabilities:
Long-term debt, less current portion	1,083.4	1,354.8
Deferred income taxes, net	1.8	1.8
Pension and postretirement	359.9	384.8
Claims and other liabilities	338.5	336.3
Commitments and contingencies
Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.3	0.1
Capital surplus	2,287.9	1,964.4
Accumulated deficit	(2,247.4)	(2,154.2)
Accumulated other comprehensive loss	(310.5)	(315.0)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(362.4)	(597.4)
Total Liabilities and Shareholders’ Deficit	$2,179.5	$2,064.9
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE LOSS
YRC Worldwide Inc. and Subsidiaries
For the Three and Six Months Ended June 30
(Amounts in millions except per share data, shares in thousands)
(Unaudited)

	Three Months		Six Months
	2014	2013	2014	2013
Operating Revenue	$1,317.6	$1,242.5	$2,528.5	$2,405.0
Operating Expenses:
Salaries, wages and employees’ benefits	740.7	717.5	1,466.4	1,398.5
Operating expenses and supplies	292.0	285.8	575.7	553.6
Purchased transportation	159.8	125.7	291.7	240.6
Depreciation and amortization	41.0	43.5	82.0	87.1
Other operating expenses	70.6	54.4	131.4	104.2
(Gains) losses on property disposals, net	(6.5)	1.3	(6.3)	(3.2)
Total operating expenses	1,297.6	1,228.2	2,540.9	2,380.8
Operating Income (Loss)	20.0	14.3	(12.4)	24.2
Nonoperating Expenses:
Interest expense	31.7	41.9	89.9	81.1
Gain on extinguishment of debt	—	—	(11.2)	—
Other, net	1.1	(2.5)	(4.0)	(2.8)
Nonoperating expenses, net	32.8	39.4	74.7	78.3
Loss before income taxes	(12.8)	(25.1)	(87.1)	(54.1)
Income tax benefit	(7.9)	(10.0)	(12.0)	(14.5)
Net loss	(4.9)	(15.1)	(75.1)	(39.6)
Amortization of beneficial conversion feature on preferred stock	—	—	(18.1)	—
Net Loss Attributable to Common Shareholders	(4.9)	(15.1)	(93.2)	(39.6)

Net loss	(4.9)	(15.1)	(75.1)	(39.6)
Other comprehensive income, net of tax	3.6	2.1	4.5	5.2
Comprehensive Loss Attributable to YRC Worldwide Inc.	$(1.3)	$(13.0)	$(70.6)	$(34.4)

Average Common Shares Outstanding – Basic	30,612	8,784	26,501	8,583
Average Common Shares Outstanding – Diluted	30,612	8,784	26,501	8,583

Net Loss Per Share – Basic	$(0.16)	$(1.72)	$(3.52)	$(4.62)
Net Loss Per Share – Diluted	$(0.16)	$(1.72)	$(3.52)	$(4.62)
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Six Months Ended June 30
(Amounts in millions)
(Unaudited)

	2014	2013
Operating Activities:
Net loss	$(75.1)	$(39.6)
Noncash items included in net loss:
Depreciation and amortization	82.0	87.1
Paid-in-kind interest on Series A Notes and Series B Notes	12.7	16.1
Amortization of deferred debt costs	4.9	3.3
Amortization of premiums and discounts on debt	20.1	4.2
Equity based compensation expense	9.1	4.0
Deferred income tax benefit	(1.1)	(0.8)
Gains on property disposals, net	(6.3)	(3.2)
Gain on extinguishment of debt	(11.2)	—
Other noncash items, net	(3.7)	(1.1)
Changes in assets and liabilities, net:
Accounts receivable	(95.5)	(65.5)
Accounts payable	22.3	5.5
Other operating assets	(15.8)	0.4
Other operating liabilities	2.0	(28.6)
Net cash used in operating activities	(55.6)	(18.2)
Investing Activities:
Acquisition of property and equipment	(24.7)	(39.1)
Proceeds from disposal of property and equipment	7.3	4.2
Restricted escrow (deposits) receipts, net	(37.5)	12.8
Other, net	5.3	1.8
Net cash used in investing activities	(49.6)	(20.3)
Financing Activities:
Issuance of long-term debt	693.0	0.3
Repayments of long-term debt	(795.7)	(4.6)
Debt issuance costs	(27.4)	—
Equity issuance costs	(17.1)	—
Equity issuance proceeds	250.0	—
Net cash (used in) provided by financing activities	102.8	(4.3)
Net Decrease In Cash and Cash Equivalents	(2.4)	(42.8)
Cash and Cash Equivalents, Beginning of Period	176.3	208.7
Cash and Cash Equivalents, End of Period	$173.9	$165.9

Supplemental Cash Flow Information:
Interest paid	$(67.7)	$(57.2)
Income tax refund, net	$9.9	$11.8
The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Six Months Ended June 30, 2014
(Amounts in millions)
(Unaudited)

Preferred Stock:
Beginning balance	$—
Issuance of preferred stock	0.6
Conversion of preferred shares to common shares	(0.6)
Ending balance	$—
Common Stock:
Beginning balance	$0.1
Issuance of common stock	0.1
Issuance of common stock upon conversion of Series B Notes	0.1
Ending balance	$0.3
Capital Surplus:
Beginning balance	$1,964.4
Issuance of equity, net	249.3
Conversion of preferred shares to common shares	0.6
Beneficial conversion feature on preferred stock	18.1
Share-based compensation	7.9
Issuance of equity upon conversion and exchange of Series B Notes	64.7
Equity issuance costs	(17.1)
Ending balance	$2,287.9
Accumulated Deficit:
Beginning balance	$(2,154.2)
Amortization of beneficial conversion feature on preferred stock	(18.1)
Net loss	(75.1)
Ending balance	$(2,247.4)
Accumulated Other Comprehensive Loss:
Beginning balance	$(315.0)
Reclassification of net pension actuarial losses to net loss, net of tax	3.9
Foreign currency translation adjustments	0.6
Ending balance	$(310.5)
Treasury Stock, At Cost:
Beginning and ending balance	$(92.7)
Total Shareholders’ Deficit	$(362.4)
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

At June 30, 2014, approximately 78% of our labor force is subject to collective bargaining agreements, which predominantly expire in March 2019.

2. Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of YRC Worldwide and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We report on a calendar year basis. The quarters of the Regional Transportation companies (with the exception of New Penn) consist of thirteen weeks that end on a Saturday either before or after the end of March, June and September, whereas all other operating segment quarters end on the natural calendar quarter end. Our investment in our non-majority owned affiliate is accounted for on the equity method.

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

At June 30, 2014 and December 31, 2013, the net book value of assets held for sale was $16.7 million and $17.2 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets. We recorded charges of$1.0 million and $1.6 million for the three and six months ended June 30, 2014, respectively, and $2.0 million and $2.6 million for the three and six months ended June 30, 2013, respectively, to reduce properties held for sale to estimated fair value, less cost to sell. These charges are included in “(Gains) losses on property disposals, net” in the accompanying statements of consolidated comprehensive loss.

Fair Value of Financial Instruments

The following table summarizes the fair value hierarchy of our financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2014:

		Fair Value Measurement Hierarchy
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$128.3	$128.3	$—	$—

Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value based on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these instruments.

Reclassifications Out of Accumulated Other Comprehensive Loss

For the three and six months ended June 30, 2014, we reclassified the amortization of our net pension loss totaling $1.9 million and $3.9 million, respectively, net of tax, from accumulated other comprehensive loss to net loss. For the three and six months ended June 30, 2013, we reclassified the amortization of our net pension loss totaling $3.7 million and $7.4 million, respectively, net of tax, from accumulated other comprehensive loss to net loss. This reclassification is a component of net periodic pension cost and is discussed in the “Employees’ Benefits” footnote.

Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued new authoritative literature, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (IASB) to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for the Company for its annual reporting period ending December 31, 2017, including interim periods within that reporting period. Early application is not permitted. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. While we do not believe the newly issued guidance will have a significant impact on our Consolidated Financial Statements, the Company is currently evaluating the newly issued guidance, including which transition approach will be applied.

3. 2014 Financing Transactions

On January 31, 2014, we issued 14,333,334 shares of our Common Stock and 583,334 shares of our Convertible Preferred Stock pursuant to certain stock purchase agreements, dated as of December 22, 2013 (the “Stock Purchase Agreements”), for an aggregate $250.0 million in cash. We used the proceeds from these transactions to, among other things, (i) repay our 6% Convertible Senior Notes (“6% Notes”) at their maturity on February 15, 2014 and (ii) repurchase $90.9 million of our Series A Convertible Senior Secured Notes (“Series A Notes”). The Company will redeem the remaining Series A Notes on August 5, 2014. In February 2014, the Company deposited $89.6 million with the trustee in order to fund the redemption (including accrued interest), and thereby discharged the indenture governing the Series A Notes.

Also on January 31, 2014, certain holders of our 10% Series B Convertible Senior Secured Notes (“Series B Notes”) exchanged their outstanding balances at a conversion price of $15.00 per share, while another holder converted its Series B Notes in accordance with their terms. We also amended the indenture governing our Series B Notes to eliminate substantially all of the restrictive covenants, certain events of default and other related provisions contained in the indenture and to release and discharge the liens on the collateral securing the Series B Notes.

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

We accounted for the A&R CDA maturity extension as a debt modification and the remaining transactions as extinguishment of debt and issuance of new debt. We recorded a gain on extinguishment of debt of $11.2 million associated with this transaction during the six months ended June 30, 2014, $16.3 million of which related to the acceleration of net premiums on our old debt, partially offset by $5.1 million of additional expense related to the fair value of the incremental shares provided to those Series B Note holders who exchanged their outstanding balances at a conversion price of $15.00 per share. We recorded, in “interest expense” on the statements of consolidated comprehensive loss, $8.0 million of make-whole interest related to the Series B Notes exchanged during the six months ended June 30, 2014. We paid $43.8 million of fees associated with these transactions of which $26.7 million was recorded as unamortized deferred debt costs in “other assets” in the consolidated balance sheet and will be recognized as interest expense over the term of the New Term Loan and New ABL Facility and $17.1 million offset the equity proceeds of our stock purchase agreements.

On March 14, 2014, the Company held a special meeting of stockholders at which our stockholders approved amending our Certificate of Incorporation to increase the number of authorized shares of Common Stock and to allow an individual investor to own more than 19.99% of outstanding Common Stock. Upon approval of these amendments, each outstanding share of Convertible Preferred Stock automatically converted into four shares of Common Stock and the Company recorded $18.1 million related to the amortization of the beneficial conversion feature on preferred stock on the statements of consolidated comprehensive loss.

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

- Incremental: Subject to finding current or new lenders willing to provide such commitments, the Company has the right to incur one or more increases to the New Term Loan and/or one or more new tranches of term loans (which may be unsecured or secured on a junior basis) to be made available under the New Term Loan credit agreement which shall not exceed (i) $250 million so long as the senior secured leverage ratio on a pro forma basis (defined as consolidated total debt that is secured by a lien as of such date over Consolidated EBITDA as of the twelve months ended the most recent fiscal quarter end for which financial statements are available) does not exceed 3.25 to 1.0, plus (ii) all voluntary prepayments of the New Term Loan.

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
- Mandatory Prepayments: The New Term Loan includes the following mandatory prepayments:

•
50% of excess cash flow (paid if permitted under the New ABL Facility), subject to step downs to (x) 25% if the total leverage ratio is less than or equal to 3.50 to 1.00 but greater than 3.00 to 1.00 and (y) 0% if the total leverage ratio is less than or equal to 3.00 to 1.00;

•
100% of the net cash proceeds of all asset sales or similar dispositions outside of the ordinary course of business and casualty events (subject to materiality thresholds and customary reinvestment rights);

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
$450 Million ABL Facility

On February 13, 2014, we entered into the New ABL Facility which is an asset-based $450 million loan facility from a syndicate of banks arranged by RBS Citizens, N.A., Merrill Lynch, Pierce, Fenner & Smith and CIT Finance LLC. The New ABL Facility terminates on February 13, 2019. The Company, YRC Inc., USF Reddaway Inc., USF Holland Inc. and New Penn Motor Express, Inc. are borrowers under the New ABL Facility, and certain of the Company’s domestic subsidiaries are guarantors thereunder. Certain material provisions of the New ABL Facility are summarized below and are qualified in their entirety by reference to the definitive documentation:
- Availability: The aggregate amount available under the New ABL Facility cannot be more than (a) the collateral line cap minus (b) the facility exposure. The facility exposure refers to the aggregate amount of loans and letter of credit outstanding (with an exclusion for certain fees and other amounts owing for letters of credit). The collateral line cap refers to a limit equal to the greater of (a) the commitments by lenders under the facility and (b) the borrowing base. The borrowing base equals the sum of (a) 85% of the sum of (i) Eligible Accounts (as defined in the New ABL Facility) minus without duplication (ii) the Dilution Reserve (as defined in the New ABL Facility relating to reserves for eligible accounts experiencing bad debt write-downs, discounts, allowances and similar dilutive items), plus (b) 100% of Eligible Borrowing Base Cash (as defined in the New ABL Facility and described further below), minus (c) the Deferred Revenue Reserve (as defined in the New ABL Facility which constitutes 85% of the “deferred revenue liability” as reflected on the balance sheet of the Company and its restricted subsidiaries as of the last day of the most recently completed fiscal month), minus (d) the Availability Reserve (as defined in the New ABL Facility) imposed by the agent in its permitted discretion (made in good-faith and using reasonable business judgment) to reduce the amount of the borrowing base in light of pre-determined criteria set forth in the New ABL Facility.
- Eligible Borrowing Base Cash: The eligible borrowing base cash is cash that is deposited from time to time into a segregated restricted account maintained at the agent over which the agent has dominion. Such cash can only be withdrawn by us from the account if (i) no event of default exists or would arise as a result of the borrowing base cash release and (ii) availability as of the proposed date of such borrowing base cash release is not less than 15% of the collateral line cap. Eligible borrowing base cash is included in ‘Restricted amounts held in escrow’ in the accompanying consolidated balance sheet.
- Interest: Revolving loans made under the New ABL Facility bear interest, at the Company’s election, of either the applicable LIBOR rate plus 2.5% or the base rate (the greater of the prime rate established by the agent, the federal funds effective rate plus 0.50% and one month LIBOR plus 1.00%). Thereafter, the interest rates will be subject to the following price grid based on the average quarterly excess availability under the revolver:

	Average Quarterly	Base Rate	LIBOR
Level	Excess Capacity	Plus	Plus
I	> $140,000,000	1.00%	2.00%
II	> $70,000,000	1.25%	2.25%
	< $140,000,000
III	< $70,000,000	1.50%	2.50%
The rates set forth above are subject to a 0.25% reduction during any fiscal quarter for which the Company has a total leverage ratio of less than 2.50 to 1.00. We have not drawn on the facility at any time during the three and six months ended June 30, 2014.
- Letter of Credit Fees: The New ABL Facility has certain specific fees relating to letters of credit which include: (i) fees payable quarterly in arrears equal to the applicable margin in effect for LIBOR loans (which is listed in the “Interest” description immediately above) multiplied by the average daily stated amount of letters of credit (2.5% for the quarter ended June 30,2014); (ii) fronting fees for letters of credit payable quarterly in arrears equal to 0.125% of the stated amount of the letters of credit; and (iii) fees to issuing banks to compensate for customary charges related to the issuance and administration of letters of credit.

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

4. Debt and Financing

Our outstanding debt as of June 30, 2014 and December 31, 2013 consisted of the following:

As of June 30, 2014 (in millions)	Par Value	Discount	Book Value	Stated Interest Rate	Effective Interest Rate
New Term Loan	$696.5	$(6.5)	$690.0	8.0%	8.2%
New ABL Facility(a)	—	—	—	NA	NA
Series A Notes	88.8	(5.4)	83.4	10.0%	18.3%
Series B Notes	16.9	(1.8)	15.1	10.0%	25.6%
Secured Second A&R CDA	47.8	—	47.8	3.3-18.3%	7.3%
Unsecured Second A&R CDA	73.2	—	73.2	3.3-18.3%	7.3%
Lease financing obligations	285.5	—	285.5	10.0-18.2%	11.9%
Other	0.2	—	0.2
Total debt	$1,208.9	$(13.7)	$1,195.2
Current maturities of New Term Loan	(7.0)	—	(7.0)
Current maturities of Series A Notes	(88.8)	5.4	(83.4)
Current maturities of Series B Notes	(16.9)	1.8	(15.1)
Current maturities of lease financing obligations	(6.1)	—	(6.1)
Current maturities of other	(0.2)	—	(0.2)
Long-term debt	$1,089.9	$(6.5)	$1,083.4

(a)
As of June 30, 2014, the borrowing base and availability on our New ABL Facility were $446.8 million and $79.3 million, respectively. The availability is calculated in accordance with the terms of the New ABL Facility and is derived by reducing the borrowing base by our $367.5 million of outstanding letters of credit as of June 30, 2014. The amount which is actually able to be drawn is limited by certain financial covenants in the New ABL Facility to $35.5 million. In comparison, the borrowing base, availability and amount able to be drawn as of March 31, 2014 were $450.0 million, $82.5 million and $42.7 million, respectively.

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

Our Series B Notes are convertible into our common stock, at any time at the conversion price per share of approximately $18.5334 and a conversion rate of 53.9567 common shares per $1,000 of the Series B Notes (such conversion price and conversion rate applying also to the Series B Notes make whole premium). As of June 30, 2014, the effective conversion price and conversion rate for our Series B Notes (after taking into account the make whole premium) was $16.8103 and 59.4873 common shares per $1,000 of Series B Notes, respectively.

As of June 30, 2014, there was $16.9 million in aggregate principal amount of Series B Notes outstanding that are convertible into approximately 981,000 shares of our common stock (after taking into account the make whole premium). As discussed in the “2014 Financing Transactions” footnote, on January 31, 2014, certain holders of our Series B Notes exchanged their outstanding notes as part of an exchange agreement. Outside of these exchange agreements, during the six months ended June 30, 2014 and 2013, $1.2 million and $16.7 million of aggregate principal amount of Series B Notes were converted into 75,900 and 1.1 million shares of our common stock, which includes the make whole premium.  Upon conversion, during the six months ended June 30, 2014, we recorded $0.4 million of additional interest expense representing the $0.2 million make whole premium and $0.2 million of accelerated amortization of the discount on converted Series B Notes. There were no conversions during the three months ended June 30, 2014. During the three months ended June 30, 2013, we recorded $5.6 million of additional interest expense representing the $2.3 million make whole premium and $3.3 million of accelerated amortization of the discount on converted Series B Notes. During the six months ended June 30, 2013, we recorded $9.0 million of additional interest expense representing the $3.9 million make whole premium and $5.1 million of accelerated amortization of the discount on converted Series B Notes. There were no Series B Note conversions from June 30, 2014 through July 25, 2014.

Fair Value Measurement

The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	June 30, 2014		December 31, 2013
(in millions)	Carrying amount	Fair Value	Carrying amount	Fair Value
New Term Loan	$690.0	$708.4	$—	$—
Restructured Term Loan	—	—	335.8	289.2
ABL Facility	—	—	318.9	326.1
Series A Notes and Series B Notes	98.5	105.7	218.7	225.8
Lease financing obligations	285.5	287.8	297.5	297.5
Other	121.2	123.3	192.5	179.8
Total debt	$1,195.2	$1,225.2	$1,363.4	$1,318.4

The fair values of the New Term Loan, New ABL Facility, Restructured Term Loan, ABL Facility, Series A Notes, Series B Notes, 6% Notes (included in “Other” above) Secured and Unsecured A&R CDA (included in “Other” above) and A&R CDA (included in “Other” above) were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the lease financing obligations is estimated using a publicly traded secured loan with similar characteristics (level three input for fair value measurement).

5. Liquidity

For a description of our outstanding debt as of June 30, 2014, please refer to the “Debt and Financing” footnote in our Consolidated Financial Statements.

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

Consolidated Adjusted EBITDA, as defined in our New Term Loan credit agreement, is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees, expenses associated with certain lump sum payments to our IBT employees and the results of permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our New Term Loan credit agreement, is the aggregate principal amount of indebtedness outstanding excluding our fully discharged Series A Notes. Our total leverage ratio for the four consecutive fiscal quarters ending June 30, 2014 was 5.42 to 1.00.

In order for us to maintain compliance with the maximum total leverage ratio over the term of the agreement, we must achieve operating results which reflect continuing improvements over our second quarter 2014 results. While we presently expect that our results of operations will be sufficient to allow us to comply with the covenants in our new credit agreement, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for the next twelve months, our financial forecasts indicate our total leverage ratio will be closest to the maximum total leverage ratio in the third and fourth quarters of 2014. A significant departure from our financial forecasts would have an adverse impact on our ability to comply with our maximum total leverage ratio covenant.

Our ability to satisfy our liquidity needs and meet future stepped-up covenants is primarily dependent on improvement in YRC Freight’s profitability.  These profitability improvements primarily include continued successful implementation and realization of productivity and efficiency initiatives including those identified in the modified labor agreement and pricing improvements. Some of these improvements are outside of our control.

In the event our operating results indicate we may not meet our maximum total leverage ratio, we will take action to improve our maximum total leverage ratio which could include, among other actions, paying down our outstanding indebtedness with either cash on hand or from cash proceeds from equity issuances. Our ability to obtain proceeds from the issuance of equity is largely outside of our control and there can be no assurance that we will be able to issue additional equity at terms that are agreeable to us or that we would have sufficient cash on hand to meet the maximum total leverage ratio.

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

Risks and Uncertainties Regarding Future Liquidity

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our New ABL facility and any prospective net operating cash flows from operations. As of June 30, 2014, we had cash and cash equivalents and availability under our New ABL facility totaling $253.2 million, and cash and cash equivalents and amounts able to be drawn totaling $209.4 million. The amount which is actually able to be drawn is limited by certain financial covenants in the New ABL facility. For comparison, as of March 31, 2014, we had cash and cash equivalents and availability of $223.0 million, and cash and cash equivalents and amounts able to be drawn totaling $183.2 million. For the six months ended June 30, 2014, we used net cash of $55.6 million for our operating activities.

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

We have a considerable amount of indebtedness. As of June 30, 2014, we had $1,208.9 million in aggregate par value of outstanding indebtedness, the majority of which matures in 2019. We also have considerable future funding obligations for our single-employer pension plans and various multi-employer pension funds. We expect our funding obligations for the remainder of 2014 for our single-employer pension plans and multi-employer pension funds will be $49.4 million and $46.1 million, respectively. In addition, we have, and will continue to have, substantial operating lease obligations. As of June 30, 2014, our minimum rental expense under operating leases for the remainder of the year is $28.8 million. As of June 30, 2014, our operating lease obligations through 2025 totaled $154.8 million and is expected to increase as we lease additional revenue equipment.

Our capital expenditures for the six months ended June 30, 2014 and 2013 were $24.7 million and $39.1 million, respectively. These amounts were principally used to fund replacement engines and trailer refurbishments for our revenue fleet and capitalized costs for our network facilities and technology infrastructure. Additionally, for the six months ended June 30, 2014, we entered into new operating leases for revenue equipment for $7.0 million, payable over the average lease term of three years. In light of our operating results and liquidity needs, we have deferred certain capital expenditures and expect to continue to do so for the remainder of 2014. As a result, the average age of our fleet is increasing, which may affect our maintenance costs and operational efficiency unless we are able to obtain suitable lease financing to meet our replacement equipment needs.

6. Employees’ Benefits

The following table presents the components of our company-sponsored pension costs for the three and six months ended June 30:

	Three Months		Six Months
(in millions)	2014	2013	2014	2013
Service cost	$1.1	$1.0	$2.1	$2.1
Interest cost	15.2	14.1	30.4	28.1
Expected return on plan assets	(13.4)	(13.9)	(26.8)	(27.8)
Amortization of net loss	3.2	3.7	6.4	7.4
Total periodic pension cost	$6.1	$4.9	$12.1	$9.8

We expect to contribute $79.9 million to our company-sponsored pension plans in 2014 of which we have contributed $30.5 million through June 30, 2014.

7. Income Taxes

Our effective tax rate for the three and six months ended June 30, 2014 was 61.7% and 13.8%, compared to 39.8% and 26.8%, for the three and six months ended June 30, 2013. The significant items impacting the 2014 rate include a net state and foreign tax provision, certain permanent items, an intraperiod tax allocation required by ASC 740, “Income Taxes”, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2014. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At June 30, 2014 and December 31, 2013, substantially all of our net deferred tax assets were subject to a valuation allowance.

Concurrent with the financing transactions of January 31, 2014 described in the "2014 Financing Transactions" footnote, the Company experienced a change of ownership as described in Section 382 of the Internal Revenue Code.  The impact of the 2014 ownership change on the Company’s ability to utilize its Net Operating Loss carryforwards and other tax attributes is not expected to be material, as the carryforwards to which this ownership change would apply already have been significantly limited by previous ownership changes occurring in 2011 and 2013.

8. Shareholders’ Deficit

The following reflects the activity in the shares of our common stock for the six months ended June 30, 2014:

(shares in thousands)	2014
Beginning balance	10,173
Conversion of preferred stock to common stock	2,333
Issuance of common stock	14,333
Issuance of equity awards	312
Issuance of common stock upon conversion or exchange of Series B Notes	3,470
Ending balance	30,621

9. Loss Per Share

Given our net loss position for the three and six months ended June 30, 2014 and June 30, 2013, there were no dilutive securities included in average common shares used in our calculation of diluted net loss per share.

Anti-dilutive options and share units were 671,500 and 835,900 at June 30, 2014 and 2013, respectively. Anti-dilutive Series A Note conversion shares were 2,612,000 and 4,979,000 at June 30, 2014 and 2013, respectively. Anti-dilutive Series B Note conversion shares, including the make whole premiums, were 981,500 and 5,037,000 at June 30, 2014 and 2013, respectively.

10. Business Segments

We report financial and descriptive information about our reporting segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We evaluate segment performance primarily on external revenue and operating income (loss).

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

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/ Eliminations	Consolidated
As of June 30, 2014
Identifiable assets	$1,545.5	$743.1	$(109.1)	$2,179.5
As of December 31, 2013
Identifiable assets	$1,513.4	$698.4	$(146.9)	$2,064.9
Three Months Ended June 30, 2014
External revenue	$842.1	$475.5	$—	$1,317.6
Operating income (loss)	$(0.3)	$23.2	$(2.9)	$20.0
Six Months Ended June 30, 2014
External revenue	$1,598.9	$929.6	$—	$2,528.5
Operating income (loss)	$(32.8)	$31.1	$(10.7)	$(12.4)
Three Months Ended June 30, 2013
External revenue	$797.6	$444.9	$—	$1,242.5
Operating income (loss)	$(8.5)	$25.2	$(2.4)	$14.3
Six Months Ended June 30, 2013
External revenue	$1,551.4	$853.6	$—	$2,405.0
Operating income (loss)	$(6.1)	$37.2	$(6.9)	$24.2

11. Commitments, Contingencies and Uncertainties

Bryant Holdings Securities Litigation

On February 7, 2011, a putative class action was filed by Bryant Holdings LLC in the U.S. District Court for the District of Kansas on behalf of purchasers of our common stock between April 24, 2008 and November 2, 2009, inclusive (the “Class Period”), seeking damages under the federal securities laws for statements and/or omissions allegedly made by us and the individual defendants during the Class Period which plaintiffs claimed to be false and misleading.

The individual defendants are former officers of our Company. No current officers or directors were named in the lawsuit. The parties participated in voluntary mediation between March 11, 2013 and April 15, 2013. The mediation resulted in the execution of a mutually acceptable settlement agreement by the parties, which agreement remains subject to approval by the court. Court approval cannot be assured. Substantially all of the payments contemplated by the settlement will be covered by our liability insurance. The self-insured retention on this matter has been accrued as of June 30, 2014.

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

Other Legal Matters

We are involved in other litigation or proceedings that arise in ordinary business activities. When possible, we insure against these risks to the extent we deem prudent, but no assurance can be given that the nature or amount of such insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future legal proceedings. Many of these insurance policies contain self-insured retentions in amounts we deem prudent. Based on our current assessment of information available as of the date of these financial statements, we believe that our financial statements include adequate provisions for estimated costs and losses that may be incurred within the litigation and proceedings to which we are a party.

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

•	our ability to comply with scheduled increases in financial performance-related debt covenants;

•	our ability to finance the maintenance, acquisition and replacement of revenue equipment and other necessary capital expenditures;

•	our dependence on our information technology systems in our network operations and the production of accurate information, and the risk of system failure, inadequacy or security breach;

•	changes in equity and debt markets;

•	inclement weather;

•	price of fuel;

•	sudden changes in the cost of fuel or the index upon which we base our fuel surcharge and the effectiveness of our fuel surcharge program in protecting us against fuel price volatility;

•	competition and competitive pressure on pricing;

•	expense volatility, including (without limitation) volatility due to changes in purchased transportation service or pricing for purchased transportation;

•
our ability to comply and the cost of compliance with federal, state, local and foreign laws and regulations, including (without limitation) laws and regulations for the protection of employee safety and health (including new hours-of-service regulations) and the environment;

•	terrorist attack;

•
labor relations, including (without limitation) our ability to attract and retain qualified drivers, the continued support of our union employees for our strategic plan, the impact of work rules, work stoppages, strikes or other disruptions, our obligations to multi-employer health, welfare and pension plans, wage requirements and employee satisfaction;

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
Consolidated Results of Operations — an analysis of our consolidated results of operations for the three and six months ended June 30, 2014 and 2013.
Reporting Segment Results of Operations — an analysis of our results of operations for the three and six months ended June 30, 2014 and 2013 for our YRC Freight and Regional Transportation reporting segments.
Certain Non-GAAP Financial Measures — an analysis of selected non-GAAP financial measures for the three and six months ended June 30, 2014 and 2013.
Financial Condition/Liquidity and Capital Resources — a discussion of our major sources and uses of cash and an analysis of our cash flows and aggregate contractual obligations and commercial commitments.
The “second quarter” and “first half” of the years discussed below refer to the three and six months ended June 30, respectively.
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

•
Operating Revenue: Our operating revenue has two primary components: volume (commonly evaluated using number of shipments and weight per shipment) and yield or price (commonly evaluated on a dollar per hundred weight basis and a dollar per shipment basis). Yield includes fuel surcharge revenue, which is common in the trucking industry and represents an amount charged to customers that adjusts with changing fuel prices. We base our fuel surcharges on a published national index and adjust them weekly. Rapid material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income versus prior periods, as there is a lag in our adjustment of base rates in response to changes in fuel surcharge. We believe that fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require numerous changes. We believe the distinction between base rates and fuel surcharge has blurred over time, and it is impractical to clearly separate all the different factors that influence the price that our customers are willing to pay. In general, under our present fuel surcharge program, we believe rising fuel costs are beneficial to us and falling fuel costs are detrimental to us in the short term.

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

Our non-GAAP financial measures have the following limitations:

◦
Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to fund restructuring professional fees, letter of credit fees, service interest, principal payments on our outstanding debt or lump sum payments to our IBT employees required under the modified labor agreement;

◦
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and adjusted EBITDA does not reflect any cash requirements for such replacements;

◦
Equity-based compensation is an element of our long-term incentive compensation package, although adjusted EBITDA excludes employee equity-based compensation expense when presenting our ongoing operating performance for a particular period;

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

The table below provides summary consolidated financial information for the second quarter and first half of 2014 and 2013:

	Second Quarter			First Half
(in millions)	2014	2013	Percent Change	2014	2013	Percent Change
Operating revenue	$1,317.6	$1,242.5	6.0%	$2,528.5	$2,405.0	5.1%
Operating income (loss)	$20.0	$14.3	39.9%	$(12.4)	$24.2	NM*
Nonoperating expenses, net	$32.8	$39.4	(16.8)%	$74.7	$78.3	(4.6)%
Net loss	$(4.9)	$(15.1)	67.5%	$(75.1)	$(39.6)	(89.6)%
*Not meaningful

Second Quarter of 2014 Compared to the Second Quarter of 2013

Our consolidated operating revenue increased 6.0% during the second quarter of 2014 compared to the same period in 2013. The increase in revenue is primarily attributable to higher total shipments over the comparable prior year period due to the improvement of the overall economic environment as well as increased shipper confidence due to the finalization of our 2014 Financing Transactions and modified labor agreement.

Operating expenses for the second quarter of 2014 increased $69.4 million, or 5.7% compared to the same period in 2013. The increase in operating expenses was driven by increased costs associated with higher total shipments and improving our service. These resulted in a $34.1 million, or 27.1%, increase in purchased transportation and a $23.2 million, or 3.2%, increase in salaries, wages and employees’ benefits. We also experienced a $16.2 million, or 29.8%, increase in other operating expenses.

•
The $34.1 million increase in purchased transportation was primarily driven by increased total shipments and the use of additional high cost purchased rail and local cartage transportation to balance our networks. We also experienced an increase in purchased road miles as we began to utilize our new over-the-road purchased transportation option as permitted in our modified labor agreement that went into effect in February 2014. Finally, we had higher vehicle rent expense as our percentage of leased units has increased since last year due to our current strategy of using operating leases to acquire new revenue equipment.

•
The $23.2 million increase in salaries, wages and employees’ benefits in the second quarter of 2014 was primarily the result of a $21.2 million increase in wages and benefits in the second quarter of 2014 compared to the second quarter of 2013. This increase was largely driven by higher total shipments and lower productivity levels.

•
The $16.2 million increase in other operating expenses was primarily driven by an $11.2 million increase in our bodily injury and property damage claims expense. The increase was driven by more outstanding claims and unfavorable development of prior year claims compared to favorable development recognized in the second quarter of 2013. The increase was also driven by a $4.3 million increase in cargo claims expense, which was primarily driven by an increase in the frequency and severity of our claims.

Nonoperating expenses decreased $6.6 million in the second quarter of 2014 compared to the second quarter of 2013. The decrease in nonoperating expenses was largely driven by the decrease in interest expense as a result of the first quarter 2014 Financing Transactions which reduced our outstanding debt and lowered the weighted average interest rate on our debt.

Our effective tax rate for the second quarter of 2014 and 2013 was 61.7% and 39.8%, respectively. Significant items impacting the second quarter of 2014 rate include a net state and foreign tax provision, certain permanent items, an intraperiod tax allocation required by ASC 740, “Income Taxes”, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2014. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At June 30, 2014 and December 31, 2013, substantially all of our net deferred tax assets are subject to a valuation allowance.

First Half of 2014 Compared to the First Half of 2013

Our consolidated operating revenue increased 5.1% during the first half of 2014 compared to the same period in 2013. The increase in revenue is primarily attributable to higher total shipments over the comparable prior year.

Operating expenses for the first half of 2014 increased $160.1 million, or 6.7% compared to the same period in 2013, primarily related to a $67.9 million, or 4.9%, increase in salaries, wages and employees’ benefits, a $51.1 million, or 21.2%, increase in purchased transportation, a $27.2 million, or 26.1%, increase in other operating expenses and a $22.1 million, or 4.0%, increase in operating expenses and supplies.

•
The $67.9 million increase in salaries, wages and employees’ benefits was primarily due to a $57.2 million increase in wages and benefits in the first half of 2014 compared to the first half of 2013. This increase was largely driven by higher total shipments and by the negative impact the severe winter weather had on the productivity of our workforce which, among other things, increased our overtime and linehaul delay pay in the first quarter of 2014.

•
The $51.1 million increase in purchased transportation was primarily driven by increased total shipments and the use of additional high cost purchased rail and local cartage transportation to balance our networks and in response to the service disruptions related to the severe winter weather experienced during the first quarter.  We also experienced an increase in purchased road miles in part due to the changes in our purchased transportation options as permitted in our modified labor agreement that went into effect in February 2014. Finally, we had higher vehicle rental expense as our percentage of leased units has increased since last year due to our current strategy of using operating leases to acquire new revenue equipment.

•
The $27.2 million increase in other operating expenses was primarily driven by a $19.2 million increase in our bodily injury and property damage claims expense, which was driven by an increase in the number of outstanding claims and unfavorable development of prior year claims. The increase was also driven by a $7.4 million increase in cargo claims expense, which was primarily driven by an increase in the frequency and severity of our claims.

•
The $22.1 million increase in operating expenses and supplies was primarily driven by higher fuel expense of $11.8 million and an increase in vehicle maintenance of $9.6 million. The increase in fuel expense is primarily a result of increased use due to higher total shipments. The increase in vehicle maintenance is primarily driven by higher costs needed to support our aging fleet and an increase in miles driven.

Nonoperating expenses decreased $3.6 million in the first half of 2014 compared to the first half of 2013. The decrease was primarily driven by the $11.2 million gain we recorded on our extinguishment of debt in the first quarter of 2014, $16.3 million of which related to the acceleration of net premiums on our old debt, partially offset by $5.1 million of additional expense related to the fair value of the incremental shares provided to those Series B Note holders who exchanged their outstanding balances at a conversion price of $15.00 per share. This decrease was partially offset by an $8.8 million increase in interest expense which was driven by the acceleration of the amortization of the deferred debt costs on our Prior Term Loan and Prior ABL Facility when they were extinguished in the first quarter of 2014, which was partially offset by by the decrease in interest expense as a result of the first quarter 2014 Financing Transactions which reduced our outstanding debt and lowered the weighted average interest rate on our debt.

Our effective tax rate for the first half of 2014 and 2013 was 13.8% and 26.8%, respectively. Significant items impacting the first half of 2014 rate include a net state and foreign tax provision, certain permanent items, an intraperiod tax allocation required by ASC 740, “Income Taxes”, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2014. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At June 30, 2014 and December 31, 2013, substantially all of our net deferred tax assets are subject to a valuation allowance.

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

YRC Freight Results

YRC Freight represented 64% of our consolidated operating revenue for both the second quarter of 2014 and the second quarter of 2013. YRC Freight represented 63% of consolidated operating revenue for the first half of 2014 compared to 65% for the first half of 2013. The table below provides summary financial information for YRC Freight for the second quarter and first half of 2014 and 2013:

	Second Quarter				First Half
(in millions)	2014	2013	Percent Change		2014	2013	Percent Change
Operating revenue	$842.1	$797.6	5.6%		$1,598.9	$1,551.4	3.1%
Operating loss	$(0.3)	$(8.5)	96.5%		$(32.8)	$(6.1)	(437.7)%
Operating ratio(a)	100.0%	101.1%	1.1	pp	102.1%	100.4%	(1.7	) pp

(a)	pp represents the change in percentage points

Second Quarter of 2014 Compared to the Second Quarter of 2013

YRC Freight reported operating revenue of $842.1 million in the second quarter of 2014, an increase of $44.5 million, or 5.6% compared to the same period in 2013. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the second quarter of 2014 compared to the second quarter of 2013:

	Second Quarter
	2014	2013	Percent Change(b)
Workdays	63.5	64.0

Total picked up revenue (in millions) (a)	$839.2	$797.5	5.2%
Total tonnage (in thousands)	1,796	1,710	5.1%
Total tonnage per day (in thousands)	28.29	26.71	5.9%
Total shipments (in thousands)	3,070	2,952	4.0%
Total shipments per day (in thousands)	48.35	46.12	4.8%
Total picked up revenue per hundred weight	$23.36	$23.32	0.2%
Total picked up revenue per shipment	$273	$270	1.2%
Total weight per shipment (in pounds)	1,170	1,159	1.0%

	Second Quarter
(in millions)	2014	2013
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$842.1	$797.6
Change in revenue deferral and other	(2.9)	(0.1)
Total picked up revenue	$839.2	$797.5
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not rounded figures presented.

The increases in the volume metrics above were primarily attributable to higher total shipments over the comparable prior year period due to the improvement of the overall economic environment as well as increased shipper confidence due to the finalization of our 2014 Financing Transactions and modified labor agreement.

Operating loss for YRC Freight was $0.3 million in the second quarter of 2014 compared to $8.5 million in the same period in 2013. Operating revenue in the second quarter of 2014 was higher by $44.5 million while total costs increased by $36.3 million, or 4.5%. The cost increases consisted primarily of a $24.2 million, or 23.0%, increase in purchased transportation, a $13.0 million, or 2.9%, increase in salaries, wages and employees’ benefits and a $10.5 million, or 31.6%, increase in other operating expenses.

•
The $24.2 million increase in purchased transportation was primarily driven by less than optimal use of purchased transportation in response to increased total shipments.  We also experienced an increase in purchased road miles as we began to utilize our new over-the-road purchased transportation option as permitted in our modified labor agreement that went into effect in February 2014. Finally, we had higher vehicle rent expense as our percentage of leased units has increased since last year due to our current strategy of using operating leases to acquire new revenue equipment.

•
The $13.0 million increase in salaries, wages and employees’ benefits in the second quarter of 2014 was primarily the result of a $12.7 million increase in wages and benefits. This increase was largely driven by higher total shipments and lower productivity levels.

•
The $10.5 million increase in other operating expenses in the second quarter of 2014 was primarily driven by a $7.5 million increase in our bodily injury and property damage expense due to more claims outstanding compared as well as unfavorable development of prior year claims. Additionally, the $10.5 million increase in other operating expense was driven by a $2.9 million increase in cargo claims expense due to an increase in the frequency and severity of our claims.

First Half of 2014 Compared to the First Half of 2013

YRC Freight reported operating revenue of $1,598.9 million in the first half of 2014, an increase of $47.5 million, or 3.1%, compared to the same period in 2013. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the first half of 2014 compared to the first half of 2013:

	First Half
	2014	2013	Percent Change(b)
Workdays	126.5	126.5

Total picked up revenue (in millions) (a)	$1,595.2	$1,554.4	2.6%
Total tonnage (in thousands)	3,443	3,315	3.8%
Total tonnage per day (in thousands)	27.21	26.21	3.8%
Total shipments (in thousands)	5,842	5,716	2.2%
Total shipments per day (in thousands)	46.18	45.18	2.2%
Total picked up revenue per hundred weight	$23.17	$23.44	(1.2)%
Total picked up revenue per shipment	$273	$272	0.4%
Total weight per shipment (in pounds)	1,179	1,160	1.6%

	First Half
(in millions)	2014	2013
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,598.9	$1,551.4
Change in revenue deferral and other	(3.7)	3.0
Total picked up revenue	$1,595.2	$1,554.4
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not the rounded figures presented.

The increases in the volume metrics above were primarily driven by higher total shipments over the comparable prior year period due to the improvement of the overall economic environment as well as increased shipper confidence due to the finalization of our 2014 Financing Transactions and modified labor agreement.

Operating loss for YRC Freight was $32.8 million in the first half of 2014 compared to $6.1 million in the same period in 2013. Operating revenue in the first half of 2014 was higher by $47.5 million while total costs increased by $74.2 million, or 4.8%. The cost increases consisted primarily of a $35.2 million, or 17.4%, increase in purchased transportation, a $28.0 million, or 3.2%, increase in salaries, wages and employees’ benefits and a $17.5 million, or 28.6%, increase in other operating expenses.

•
The $35.2 million increase in purchased transportation was primarily driven by less than optimal use of purchased transportation in response to increased total shipments and in response to the service disruptions related to the severe winter weather experienced during the first quarter.  We also experienced an increase in purchased road miles as we began to utilize our new over-the-road purchased transportation option as permitted in our modified labor agreement that went into effect in February 2014. Finally, we had higher vehicle rent expense as our percentage of leased units has increased since last year due to our current strategy of using operating leases to acquire new revenue equipment.

•
The $28.0 million increase in salaries, wages and employees’ benefits in the first half of 2014 was primarily the result of a $24.5 million increase in wages and benefits. This increase was largely driven by higher total shipments and the negative impact the severe winter weather had on the productivity of our workforce which, among other things, increased our overtime and linehaul delay pay in the first quarter of 2014. The increase in salaries, wages and employees’ benefits was also driven by a $4.5 million increase in workers’ compensation expense, which was driven, in large part, by an increase in outstanding claims.

•
The $17.5 million increase in other operating expenses in the first half of 2014 was primarily driven by a $13.8 million increase in our bodily injury and property damage expense due to more outstanding claims as well as unfavorable development of prior year claims. Additionally, the $17.5 million increase in other operating expense was driven by a $4.7 million increase in cargo claims expense due to an increase in the frequency and severity of our claims.

Regional Transportation Results

Regional Transportation represented 36% of consolidated revenue in both the second quarter of 2014 and the second quarter of 2013. Regional Transportation represented 37% of consolidated revenue in the first half of 2014 compared to 35% in the first half of 2013. The table below provides summary financial information for Regional Transportation for the second quarter and the first half of 2014 and 2013:

	Second Quarter				First Half
(in millions)	2014	2013	Percent Change		2014	2013	Percent Change
Operating revenue	$475.5	$444.9	6.9%		$929.6	$853.6	8.9%
Operating income	$23.2	$25.2	(7.9)%		$31.1	$37.2	(16.4)%
Operating ratio (a)	95.1%	94.3%	(0.8	) pp	96.7%	95.6%	(1.1	) pp

(a)	pp represents the change in percentage points

Second Quarter of 2014 Compared to the Second Quarter of 2013

Regional Transportation reported operating revenue of $475.5 million for the second quarter of 2014, an increase of $30.6 million, or 6.9%, from the second quarter of 2013. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the second quarter of 2014 compared to the second quarter of 2013:

	Second Quarter
	2014	2013	Percent Change(b)
Workdays	62.5	64.0

Total picked up revenue (in millions) (a)	$475.6	$445.1	6.9%
Total tonnage (in thousands)	2,054	1,970	4.2%
Total tonnage per day (in thousands)	32.86	30.79	6.7%
Total shipments (in thousands)	2,807	2,710	3.6%
Total shipments per day (in thousands)	44.91	42.35	6.0%
Total picked up revenue per hundred weight	$11.58	$11.30	2.5%
Total picked up revenue per shipment	$169	$164	3.2%
Total weight per shipment (in pounds)	1,463	1,454	0.6%

	Second Quarter
(in millions)	2014	2013
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$475.5	$444.9
Change in revenue deferral and other	0.1	0.2
Total picked up revenue	$475.6	$445.1
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not rounded figures presented.

The increases in the volume metrics above were primarily attributable to higher total shipments over the comparable prior year period due to the improvement of the overall economic environment as well as increased shipper confidence due to the finalization of our 2014 Financing Transactions and modified labor agreement. These were partially offset by 1.5 fewer workdays in the second quarter of 2014 compared to the second quarter of 2013.

Operating income for Regional Transportation was $23.2 million for the second quarter of 2014, a decrease of $2.0 million from the same period in 2013, consisting of the $30.6 million increase in revenue offset by a $32.6 million, or 7.7%, increase in total costs. The increase in total costs was primarily driven by a $10.6 million, or 4.2%, increase in salaries, wages and employees'

benefits, a $9.8 million, or 48.4%, increase in purchased transportation, a $6.4 million, or 5.9%, increase in operating expenses and supplies and a $4.9 million, or 23.4%, increase in other operating expenses.

•
The $10.6 million increase in salaries, wages and employees’ benefits in the second quarter of 2014 was primarily the result of a $8.5 million increase in wages and benefits in the second quarter of 2014 compared to the second quarter of 2013. This increase was largely driven by higher total shipments.

•
The $9.8 million increase in purchased transportation was primarily driven by an increase in purchased local cartage and short-term revenue equipment rentals to handle the increased total shipments. We also had higher vehicle rent expense as our percentage of leased units has increased since last year due to our strategy of using operating leases to acquire new revenue equipment.

•
The $6.4 million increase in operating expenses and supplies in the second quarter of 2014 was primarily driven by a $3.5 million increase in fuel expense primarily the result of increased use due to higher total shipments and a $1.8 million increase in vehicle maintenance primarily due to an increase in miles driven and higher costs used to support our aging fleet.

•
The $4.9 million increase in other operating expenses in the second quarter of 2014 was primarily driven by a $3.0 million increase in our bodily injury and property damage expense due to more outstanding claims as well as unfavorable development of prior year claims, and a $1.4 million increase in cargo claims, which was primarily driven by an increase in total shipments.

First Half of 2014 Compared to the First Half of 2013

Regional Transportation reported operating revenue of $929.6 million for the first half of 2014, an increase of $76.0 million, or 8.9%, from the first half of 2013. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the first half of 2014 compared to the first half of 2013:

	First Half
	2014	2013	Percent Change(b)
Workdays	129.5	126.5

Total picked up revenue (in millions) (a)	$930.0	$854.1	8.9%
Total tonnage (in thousands)	4,069	3,802	7.0%
Total tonnage per day (in thousands)	31.42	30.05	4.5%
Total shipments (in thousands)	5,512	5,190	6.2%
Total shipments per day (in thousands)	42.57	41.03	3.7%
Total picked up revenue per hundred weight	$11.43	$11.23	1.7%
Total picked up revenue per shipment	$169	$165	2.5%
Total weight per shipment (in pounds)	1,476	1,465	0.8%

	First Quarter
(in millions)	2014	2013
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$929.6	$853.6
Change in revenue deferral and other	0.4	0.5
Total picked up revenue	$930.0	$854.1
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change is based on unrounded figures and not the rounded figures presented.

The increases in the volume metrics above were primarily attributable to higher total shipments over the comparable prior year period due to the improvement of the overall economic environment as well as increased shipper confidence due to the finalization of our 2014 Financing Transactions and modified labor agreement and the additional 3.0 workdays in the first half of 2014 compared to the first half of 2013.

Operating income for Regional Transportation was $31.1 million for the first half of 2014, a decrease of $6.1 million from the same period in 2013, consisting of the $76.0 million increase in revenue offset by a $82.1 million, or 10.0% increase in total costs. The increase in total costs was primarily driven by a $36.4 million, or 7.4%, increase in salaries, wages and employees’ benefits, a $17.2 million, or 8.0%, increase in operating expenses and supplies, a $15.9 million, or 41.3%, increase in purchased transportation and a $10.5 million, or 25.7%, increase in other operating expenses.

•
The $36.4 million increase in salaries, wages and employees’ benefits in the first half of 2014 was primarily the result of a $33.0 million increase in wages and benefits in the first half of 2014 compared to the first half of 2013. This increase was largely driven by higher total shipments and by the negative impact the severe winter weather had on the productivity of our workforce in the first quarter which, among other things, increased our overtime and linehaul delay pay.

•
The $17.2 million increase in operating expenses and supplies in the first half of 2014 was primarily driven by a $9.8 million increase in fuel expense primarily the result of increased use due to higher total shipments and a $3.0 million increase in vehicle maintenance primarily due to an increase in miles driven and higher costs to support our aging fleet.

•
The $15.9 million increase in purchased transportation was primarily driven by an increase in purchased local cartage and short-term revenue equipment rentals to handle the increased total shipments. We also had higher vehicle rent expense as our percentage of leased units has increased since last year due to our strategy of using operating leases to acquire new revenue equipment.

•
The $10.5 million increase in other operating expenses in the first half of 2014 was primarily driven by a $6.4 million increase in our bodily injury and property damage expense due to more outstanding claims as well as unfavorable development of prior year claims and a $2.7 million increase in cargo claims, which was primarily driven by an increase in total shipments.

Certain Non-GAAP Financial Measures

As discussed in the “Our Business” section, we use certain non-GAAP financial measures to assess performance. These measures should be considered in addition to the results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, our GAAP financial measures.

Consolidated Adjusted EBITDA

The reconciliation of operating income (loss) to adjusted EBITDA (as defined in our New Term Loan credit agreement) for the second quarter and first half of 2014 and 2013, and the trailing twelve months ended June 30, 2014, is as follows:

	Second Quarter		First Half		Four Consecutive Quarters Ending
(in millions)	2014	2013	2014	2013	June 30, 2014
Reconciliation of operating income (loss) to adjusted EBITDA:
Operating income (loss)	$20.0	$14.3	$(12.4)	$24.2	$(8.2)
Depreciation and amortization	41.0	43.5	82.0	87.1	167.2
(Gains) losses on property disposals, net	(6.5)	1.3	(6.3)	(3.2)	(5.3)
Letter of credit expense	2.1	8.9	7.3	17.8	23.4
Restructuring professional fees	—	1.5	1.1	2.8	10.3
Permitted dispositions and other	—	(0.2)	0.1	(0.1)	1.8
Equity based compensation expense	2.5	3.0	9.1	4.0	10.9
Amortization of ratification bonus	5.2	—	5.2	—	5.2
Other nonoperating, net(a)	(1.3)	1.8	(0.3)	1.7	1.2
Adjusted EBITDA	$63.0	$74.1	$85.8	$134.3	$206.5

(a) Other nonoperating, net excludes the impact of earnings (loss) of our equity method investment as well as all non-cash foreign currency gains or losses.

Consolidated Adjusted Free Cash Flow (Deficit)

The reconciliation of adjusted EBITDA (as defined in our New Term Loan credit agreement) to adjusted free cash flow (deficit) for the second quarter and first half of 2014 and 2013 including the reconciliation to adjusted free cash flow (deficit) is as follows:

	Second Quarter		First Half
(in millions)	2014	2013	2014	2013
Adjusted EBITDA	$63.0	$74.1	$85.8	$134.3
Total restructuring professional fees	—	(1.5)	(1.1)	(2.8)
Cash paid for interest	(28.3)	(28.7)	(67.7)	(57.2)
Cash paid for letter of credit fees	(0.1)	(9.0)	(4.1)	(15.0)
Working Capital cash flows excluding income tax, net	(30.3)	(36.4)	(78.4)	(89.3)
Net cash provided by (used in) operating activities before income taxes	4.3	(1.5)	(65.5)	(30.0)
Cash (paid) received for income taxes, net	(3.7)	(2.8)	9.9	11.8
Net cash provided by (used in) operating activities	0.6	(4.3)	(55.6)	(18.2)
Acquisition of property and equipment	(13.0)	(21.9)	(24.7)	(39.1)
Total restructuring professional fees	—	1.5	1.1	2.8
Adjusted Free Cash Flow (Deficit)	$(12.4)	$(24.7)	$(79.2)	$(54.5)

Segment Adjusted EBITDA

The following represents adjusted EBITDA (as defined in our New Term Loan credit agreement) by segment for the second quarter and first half of 2014 and 2013:

	Second Quarter		First Half
(in millions)	2014	2013	2014	2013
Adjusted EBITDA by segment:
YRC Freight	$21.5	$30.0	$17.8	$63.6
Regional Transportation	42.1	42.5	68.0	71.5
Corporate and other	(0.6)	1.6	—	(0.8)
Adjusted EBITDA	$63.0	$74.1	$85.8	$134.3

The reconciliation of operating income (loss), by segment, to adjusted EBITDA (as defined in our New Term Loan credit agreement) for the second quarter and first half of 2014 and 2013 is as follows:

	Second Quarter		First Half
YRC Freight segment (in millions)	2014	2013	2014	2013
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(0.3)	$(8.5)	$(32.8)	$(6.1)
Depreciation and amortization	24.9	27.9	49.6	55.9
(Gains) losses on property disposals, net	(6.7)	1.0	(6.9)	(3.5)
Letter of credit expense	1.4	7.2	5.0	14.6
Amortization of ratification bonus	3.3	—	3.3	—
Other nonoperating expenses, net(a)	(1.1)	2.4	(0.4)	2.7
Adjusted EBITDA	$21.5	$30.0	$17.8	$63.6
 (a) Other nonoperating, net excludes the impact of non-cash foreign currency gains or losses.

	Second Quarter		First Half
Regional Transportation segment (in millions)	2014	2013	2014	2013
Reconciliation of operating income to adjusted EBITDA:
Operating income	$23.2	$25.2	$31.1	$37.2
Depreciation and amortization	16.2	15.6	32.6	31.1
Losses on property disposals, net	0.2	0.1	0.6	0.1
Letter of credit expense	0.6	1.6	1.8	3.0
Amortization of ratification bonus	1.9	—	1.9	—
Other nonoperating expenses, net	—	—	—	0.1
Adjusted EBITDA	$42.1	$42.5	$68.0	$71.5

	Second Quarter		First Half
Corporate and other segment (in millions)	2014	2013	2014	2013
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(2.9)	$(2.4)	$(10.7)	$(6.9)
Depreciation and amortization	(0.1)	—	(0.2)	0.1
Losses on property disposals, net	—	0.2	—	0.2
Letter of credit expense	0.1	0.1	0.5	0.2
Restructuring professional fees	—	1.5	1.1	2.8
Permitted dispositions and other	—	(0.2)	0.1	(0.1)
Equity based compensation expense	2.5	3.0	9.1	4.0
Other nonoperating income, net(a)	(0.2)	(0.6)	0.1	(1.1)
Adjusted EBITDA	$(0.6)	$1.6	$—	$(0.8)
(a) Other nonoperating, net excludes the impact of earnings (loss) of our equity method investment as well as non-cash foreign currency gains or losses.

Financial Condition/Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our New ABL facility and any prospective net operating cash flows from our operations. As of June 30, 2014, we had cash and cash equivalents and availability under the New ABL facility totaling $253.2 million, and cash and cash equivalents and amounts able to be drawn totaling $209.4 million. The amount which is actually able to be drawn is limited by certain financial covenants in the New ABL facility. For comparison, as of March 31, 2014, we had cash and cash equivalents and availability of $223.0 million, and cash and cash equivalents and amounts able to be drawn totaling $183.2 million.

Our principal uses of cash are to fund our operations, including making contributions to our single-employer pension plans and various multi-employer pension funds, and to meet our other cash obligations, including paying cash interest and principal on our funded debt, letter of credit fees under our credit facilities and funding capital expenditures. For the six months ended June 30, 2014, we used net cash of $55.6 million for our operating activities.

On February 13, 2014, we also entered into the New ABL Facility credit agreement which, among other things, restricts certain capital expenditures and requires that the Company, in effect, maintain availability of at least 10% of the lesser of the aggregate amount of commitments from all lenders or the borrowing base.

We have a considerable amount of indebtedness. As of June 30, 2014, we had $1,208.9 million in aggregate par value of outstanding indebtedness, the majority of which matures in 2019. We also have considerable future funding obligations for our single-employer pension plans and various multi-employer pension funds. We expect our funding obligations for the remainder of 2014 for our single-employer pension plans and multi-employer pension funds will be $49.4 million and $46.1 million, respectively. In addition, we have, and will continue to have, substantial operating lease obligations. As of June 30, 2014, our minimum rental expense under operating leases for the remainder of the year is $28.8 million. As of June 30, 2014, our operating lease obligations through 2025 totaled $154.8 million and is expected to increase as we lease additional revenue equipment. As of June 30, 2014, our Standard & Poor’s Corporate Family Rating was “CCC+” and Moody’s Investor Service Corporate Family Rating was “B3”.

Our capital expenditures for the first half of 2014 and 2013 were $24.7 million and $39.1 million, respectively. These amounts were principally used to fund replacement engines and trailer refurbishments for our revenue fleet, capitalized costs for our network facilities and technology infrastructure. Additionally, for the first half of 2014, we entered into new operating leases for revenue equipment for $7.0 million, payable over the average lease term of three years. In light of our operating results and liquidity needs, we have deferred certain capital expenditures and expect to continue to do so for the remainder of 2014. As a result, the average age of our fleet is increasing, which may affect our maintenance costs and operational efficiency unless we are able to obtain suitable lease financing to meet our replacement equipment needs.

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

Consolidated Adjusted EBITDA, as defined in our New Term Loan credit agreement, is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees, expenses associated with certain lump sum payments to our IBT employees and the results of permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our New Term Loan credit agreement, is the aggregate principal amount of indebtedness outstanding excluding our fully discharged Series A Notes. Our total leverage ratio for the four consecutive fiscal quarters ending June 30, 2014 was 5.42 to 1.00.

In order for us to maintain compliance with the maximum total leverage ratio over the term of the agreement, we must achieve operating results which reflect continuing improvements over our second quarter 2014 results. While we presently expect that our results of operations will be sufficient to allow us to comply with the covenants in our new credit agreement, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for the next twelve months, our financial forecasts indicate our total leverage ratio will be closest to the maximum total leverage ratio in the third and fourth quarters of 2014. A significant departure from our financial forecasts would have an adverse impact on our ability to comply with our maximum total leverage ratio covenant.

Our ability to satisfy our liquidity needs and meet future stepped-up covenants is primarily dependent on improvement in YRC Freight’s profitability.  These profitability improvements primarily include continued successful implementation and realization of productivity and efficiency initiatives including those identified in the modified labor agreement and pricing improvements. Some of these improvements are outside of our control.

In the event our operating results indicate we may not meet our maximum total leverage ratio, we will take action to improve our maximum total leverage ratio which could include, among other actions, paying down our outstanding indebtedness with either cash on hand or from cash proceeds from equity issuances. Our ability to obtain proceeds from the issuance of equity is largely outside of our control and there can be no assurance that we will be able to issue additional equity at terms that are agreeable to us or that we would have sufficient cash on hand to meet the maximum total leverage ratio.

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

Cash Flows

Operating Cash Flow

Net cash used in operating activities was $55.6 million in the first half of 2014 compared to $18.2 million in the first half of 2013. This increase in cash utilization is primarily attributable to a $35.5 million year-over-year increase in net losses driven by an increase in operating expenses.

Investing Cash Flow

Investing cash flows decreased by $29.3 million during the first half of 2014 compared to the same period in 2013, largely driven by a net $37.5 million in restricted escrow deposits made in 2014, compared to $12.8 million in proceeds in 2013. The 2014 restricted escrow deposits consist mostly of $38.6 million for the New ABL Facility and $89.6 million for the Series A Notes defeasance, offset by the receipt of $90.0 million for the Prior ABL Facility. This was partially offset by a $14.4 million decrease in the acquisition of property and equipment as we plan to use operating leases to procure our revenue equipment in the foreseeable future.

Financing Cash Flow

Net cash provided by financing activities for the first half of 2014 was $102.8 million compared to net cash used in financing activities of $4.3 million in the first half of 2013. The cash provided during the first half of 2014 was driven by the issuance of $693.0 million in long-term debt for the New Term Loan and $250.0 million equity issuance proceeds. These were offset by $795.7 million of repayments on our long-term debt. The repayments primarily consisted of $298.1 million for the Prior Term Loan, $324.9 million for the Prior ABL Facility, $93.9 million repurchase of Series A Notes and $69.4 million for the 6% Notes. We also had $27.4 million in debt issuance costs and $17.1 million in equity issuance costs related to our new debt and equity. During the first half of 2013, the use of cash was driven by $4.6 million of repayments on other long-term debt.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual cash obligations and other commercial commitments as of June 30, 2014.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of June 30, 2014:

	Payments Due by Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Balance sheet obligations:(a)
ABL borrowings, including interest and unused line fees	$0.3	$0.6	$0.6	$—	$1.5
Long-term debt, including interest	167.4	125.3	888.5	—	1,181.2
Lease financing obligations	40.3	80.5	73.4	35.4	229.6	(b)
Multi-employer pension deferral obligations, including interest	8.8	17.7	139.6	—	166.1
Workers’ compensation, property damage and liability claims obligations	92.5	112.6	54.4	102.5	362.0	(c)
Off balance sheet obligations:
Operating leases	57.6	54.3	27.6	15.3	154.8
Letter of credit fees	8.8	17.7	14.4	—	40.9
Capital expenditures	5.4	—	—	—	5.4
Total contractual obligations	$381.1	$408.7	$1,198.5	$153.2	$2,141.5

(a)
Total liabilities for unrecognized tax benefits as of June 30, 2014 were $25.8 million and are classified on our consolidated balance sheet within “Claims and Other Liabilities” and are excluded from the table above.

(b)
The $229.6 million of lease financing obligation payments represent interest payments of $171.2 million and principal payments of $58.4 million. The remaining principle obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

(c)	The workers’ compensation, property damage and liability claims obligations represent our undiscounted estimate of future payments for these obligations, not all of which are contractually required.

During the six months ended June 30, 2014, we entered into new operating leases for revenue equipment of $7.0 million.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	1-3 years	3-5 years		After 5 years	Total
Unused line of credit
New ABL Facility(a)	$—	$—	$79.3	(b)	$—	$79.3
Letters of credit	—	—	367.4		—	367.4
Surety bonds	119.5	4.0				123.5
Total commercial commitments	$119.5	$4.0	$446.7		$—	$570.2

(a)	At June 30, 2014 we held $38.6 million in restricted escrow, which represents cash collateral on our New ABL Facility.

(b)
The unused line of credit that may actually be drawn is limited by certain financial covenants in the New ABL facility. As of June 30, 2014, the amount that actually may be drawn on the New ABL Facility is $35.5 million.

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

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of June 30, 2014 and have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our Consolidated Financial Statements included with this quarterly report on Form 10-Q.

Item 1A. Risk Factors

Other than the risk factor detailed below, there were no material changes during the quarter to the risk factors disclosed in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Difficulties attracting and retaining qualified drivers could result in increases in driver compensation and purchased transportation costs and could adversely affect our profitability and our ability to maintain or grow our fleet.
Like many in the trucking industry, we are experiencing difficulty in attracting and retaining sufficient numbers of qualified drivers. Due in part to the time commitment, the physical strains of the work and the current industry conditions, including the higher cost of fuel, insurance and tractors, the available pool of employee drivers and independent contractors has been declining. Regulatory requirements, including the Compliance, Safety, Accountability program of the Federal Motor Carrier Safety Administration, have also reduced the number of eligible employee drivers and independent contractors and may continue to do so in the future. Because of the shortage of qualified drivers and intense competition for drivers from other trucking companies, we expect to continue to face difficulty increasing our number of drivers. Driver shortages may result in less than optimal use of purchased transportation, which may result in higher costs to the Company. The compensation we offer our drivers is subject to market conditions, and we may find it necessary to continue to increase driver compensation in future periods. In addition, we and our industry suffer from a high driver turnover rate. Driver turnover requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment. If we are unable to continue to attract and retain drivers, we could be required to adjust our compensation packages, increase our use of purchased transportation, let tractors sit idle, or operate with fewer tractors and face difficulty meeting customer demands, any of which would adversely affect our growth and profitability.

Item 5. Other Information

On July 11, 2014, the Company filed a Current Report on Form 8-K (the “Davidson Form 8-K”) to announce that the Board approved the appointment by the International Brotherhood of Teamsters of William R. Davidson as a director of the Company effective July 8, 2014. This Item 5 amends and supplements the Davidson Form 8-K to reflect that effective as of July 29, 2014, the Board appointed Mr. Davidson as a member of its Governance Committee and Compensation Committee. All other contents of the Item 5.02 disclosure in the Davidson Form 8-K are incorporated herein by reference.

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

YRC WORLDWIDE INC.

Date: July 31, 2014	/s/ James L. Welch
James L. Welch
Chief Executive Officer

Date: July 31, 2014	/s/ Jamie G. Pierson
Jamie G. Pierson
Executive Vice President and
Chief Financial Officer