Form 10-Q
period 2014-09-30
YRC Worldwide Inc.
filed 2014-10-30
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2014
Common Stock, $0.01 par value per share	31,257,971 shares

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries
(Amounts in millions except share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$181.4	$176.3
Restricted amounts held in escrow	33.6	90.1
Accounts receivable, net	551.7	460.9
Prepaid expenses and other	84.7	70.6
Total current assets	851.4	797.9
Property and Equipment:
Cost	2,826.6	2,844.2
Less – accumulated depreciation	(1,810.7)	(1,754.4)
Net property and equipment	1,015.9	1,089.8
Intangibles, net	65.4	79.8
Restricted amounts held in escrow	—	0.6
Deferred income taxes, net	18.4	18.3
Other assets	95.5	78.5
Total Assets	$2,046.6	$2,064.9
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$198.9	$176.7
Wages, vacations and employees’ benefits	211.7	191.2
Deferred income taxes, net	18.4	18.6
Other current and accrued liabilities	196.7	189.5
Current maturities of long-term debt	29.8	8.6
Total current liabilities	655.5	584.6
Other Liabilities:
Long-term debt, less current portion	1,079.7	1,354.8
Deferred income taxes, net	1.7	1.8
Pension and postretirement	337.4	384.8
Claims and other liabilities	333.5	336.3
Commitments and contingencies
Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.3	0.1
Capital surplus	2,288.5	1,964.4
Accumulated deficit	(2,246.2)	(2,154.2)
Accumulated other comprehensive loss	(311.1)	(315.0)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(361.2)	(597.4)
Total Liabilities and Shareholders’ Deficit	$2,046.6	$2,064.9
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
YRC Worldwide Inc. and Subsidiaries
For the Three and Nine Months Ended September 30
(Amounts in millions except per share data, shares in thousands)
(Unaudited)

	Three Months		Nine Months
	2014	2013	2014	2013
Operating Revenue	$1,322.6	$1,252.7	$3,851.1	$3,657.7
Operating Expenses:
Salaries, wages and employees’ benefits	745.9	711.8	2,212.3	2,110.3
Operating expenses and supplies	285.0	284.4	860.7	838.0
Purchased transportation	157.4	139.0	449.1	379.6
Depreciation and amortization	40.9	43.3	122.9	130.4
Other operating expenses	66.5	67.1	197.9	171.3
(Gains) losses on property disposals, net	0.2	1.3	(6.1)	(1.9)
Total operating expenses	1,295.9	1,246.9	3,836.8	3,627.7
Operating Income	26.7	5.8	14.3	30.0
Nonoperating Expenses:
Interest expense	32.6	43.1	122.5	124.2
Gain on extinguishment of debt	—	—	(11.2)	—
Other, net	(2.7)	(0.2)	(6.7)	(3.0)
Nonoperating expenses, net	29.9	42.9	104.6	121.2
Loss before income taxes	(3.2)	(37.1)	(90.3)	(91.2)
Income tax (benefit) expense	(4.4)	7.3	(16.4)	(7.2)
Net income (loss)	1.2	(44.4)	(73.9)	(84.0)
Amortization of beneficial conversion feature on preferred stock	—	—	(18.1)	—
Net Income (Loss) Attributable to Common Shareholders	1.2	(44.4)	(92.0)	(84.0)

Net income (loss)	1.2	(44.4)	(73.9)	(84.0)
Other comprehensive income (loss), net of tax	(0.6)	4.6	3.9	9.8
Comprehensive Income (Loss) Attributable to YRC Worldwide Inc.	$0.6	$(39.8)	$(70.0)	$(74.2)

Average Common Shares Outstanding – Basic	30,639	9,977	27,896	9,053
Average Common Shares Outstanding – Diluted	31,903	9,977	27,896	9,053

Earnings (Loss) Per Share – Basic	$0.04	$(4.45)	$(3.30)	$(9.29)
Loss Per Share – Diluted	$(0.03)	$(4.45)	$(3.30)	$(9.29)
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Nine Months Ended September 30
(Amounts in millions)
(Unaudited)

	2014	2013
Operating Activities:
Net loss	$(73.9)	$(84.0)
Noncash items included in net loss:
Depreciation and amortization	122.9	130.4
Paid-in-kind interest on Series A Notes and Series B Notes	13.9	24.6
Amortization of deferred debt costs	6.9	5.0
Amortization of premiums and discounts on debt	26.5	7.5
Equity based compensation expense	11.1	4.5
Deferred income tax benefit	(3.0)	(0.1)
Gains on property disposals, net	(6.1)	(1.9)
Gain on extinguishment of debt	(11.2)	—
Other noncash items, net	(4.7)	(1.6)
Changes in assets and liabilities, net:
Accounts receivable	(91.5)	(59.5)
Accounts payable	18.4	25.4
Other operating assets	0.3	0.9
Other operating liabilities	(35.9)	(54.2)
Net cash used in operating activities	(26.3)	(3.0)
Investing Activities:
Acquisition of property and equipment	(47.6)	(56.5)
Proceeds from disposal of property and equipment	8.5	5.9
Restricted escrow receipts, net	57.1	19.9
Other, net	5.2	1.8
Net cash provided by (used in) investing activities	23.2	(28.9)
Financing Activities:
Issuance of long-term debt	693.0	0.3
Repayments of long-term debt	(888.7)	(6.6)
Debt issuance costs	(29.0)	—
Equity issuance costs	(17.1)	—
Equity issuance proceeds	250.0	—
Net cash (used in) provided by financing activities	8.2	(6.3)
Net Increase (Decrease) In Cash and Cash Equivalents	5.1	(38.2)
Cash and Cash Equivalents, Beginning of Period	176.3	208.7
Cash and Cash Equivalents, End of Period	$181.4	$170.5

Supplemental Cash Flow Information:
Interest paid	$(103.3)	$(90.4)
Income tax refund, net	$19.3	$10.8
The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Nine Months Ended September 30, 2014
(Amounts in millions)
(Unaudited)

Preferred Stock:
Beginning balance	$—
Issuance of preferred stock	0.6
Conversion of preferred shares to common shares	(0.6)
Ending balance	$—
Common Stock:
Beginning balance	$0.1
Issuance of common stock	0.1
Issuance of common stock upon conversion of Series B Notes	0.1
Ending balance	$0.3
Capital Surplus:
Beginning balance	$1,964.4
Issuance of equity, net	249.3
Conversion of preferred shares to common shares	0.6
Beneficial conversion feature on preferred stock	18.1
Share-based compensation	8.5
Issuance of equity upon conversion and exchange of Series B Notes	64.7
Equity issuance costs	(17.1)
Ending balance	$2,288.5
Accumulated Deficit:
Beginning balance	$(2,154.2)
Amortization of beneficial conversion feature on preferred stock	(18.1)
Net loss	(73.9)
Ending balance	$(2,246.2)
Accumulated Other Comprehensive Loss:
Beginning balance	$(315.0)
Reclassification of net pension actuarial losses to net loss, net of tax	5.8
Foreign currency translation adjustments	(1.9)
Ending balance	$(311.1)
Treasury Stock, At Cost:
Beginning and ending balance	$(92.7)
Total Shareholders’ Deficit	$(361.2)
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

1. Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide,” the “Company,” “we,” “us” or “our”) is a holding company that, through wholly owned operating subsidiaries and its interest in a Chinese joint venture, offers its customers a wide range of transportation services. We have one of the largest, most comprehensive less-than-truckload (“LTL”) networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

•
YRC Freight is the reporting segment that focuses on longer haul business opportunities with national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. This reporting segment includes our LTL subsidiary YRC Inc. (our YRC Freight operations in the United States) and Reimer Express, a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico, Puerto Rico and Guam.

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

At September 30, 2014, approximately 78% of our labor force is subject to collective bargaining agreements, which predominantly expire in March 2019.

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

At September 30, 2014 and December 31, 2013, the net book value of assets held for sale was $16.5 million and $17.2 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets. We recorded charges of $0.8 million and $2.4 million for the three and nine months ended September 30, 2014, respectively, and $0.6 million and $3.3 million for the three and nine months ended September 30, 2013, respectively, to reduce properties held for sale to estimated fair value, less cost to sell. These charges are included in “(Gains) losses on property disposals, net” in the accompanying statements of consolidated comprehensive income (loss).

Fair Value of Financial Instruments

The following table summarizes the fair value hierarchy of our financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2014:

		Fair Value Measurement Hierarchy
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$33.6	$33.6	$—	$—

Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value based on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these instruments.

Reclassifications Out of Accumulated Other Comprehensive Loss

For the three and nine months ended September 30, 2014, we reclassified the amortization of our net pension loss totaling $1.9 million and $5.8 million, respectively, net of tax, from accumulated other comprehensive loss to net loss. For the three and nine months ended September 30, 2013, we reclassified the amortization of our net pension loss totaling $3.7 million and $11.1 million, respectively, net of tax, from accumulated other comprehensive loss to net income (loss). This reclassification is a component of net periodic pension cost and is discussed in the “Employees’ Benefits” footnote.

Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new authoritative literature, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (“IASB”) to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for the Company for its annual reporting period ending December 31, 2017, including interim periods within that reporting period. Early application is not permitted. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. While we do not believe the newly-issued guidance will have a significant impact on our Consolidated Financial Statements, the Company is currently evaluating the newly-issued guidance, including which transition approach will be applied.

In August 2014, the FASB issued new authoritative literature, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for our fiscal year December 31, 2016 and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating this newly-issued guidance and the impact, if any, it will have on our Consolidated Financial Statements.

3. 2014 Financing Transactions

On January 31, 2014, we issued 14,333,334 shares of our Common Stock and 583,334 shares of our Convertible Preferred Stock pursuant to certain stock purchase agreements, dated as of December 22, 2013 (the “Stock Purchase Agreements”), for an aggregate $250.0 million in cash. We used the proceeds from these transactions to, among other things, (i) repay our 6% Convertible Senior

Notes (“6% Notes”) at their maturity on February 15, 2014 and (ii) repurchase $90.9 million of our Series A Convertible Senior Secured Notes (“Series A Notes”). In February 2014, the Company deposited $89.6 million with the trustee to fund the redemption (including accrued interest), and thereby discharged the indenture governing the Series A Notes. The Company used the cash deposited with the trustee to redeem its Series A Notes on August 5, 2014.

Also on January 31, 2014, certain holders of our 10% Series B Convertible Senior Secured Notes (“Series B Notes”) exchanged their outstanding balances at a conversion price of $15.00 per share, while another holder converted its Series B Notes in accordance with their existing terms. We also amended the indenture governing our Series B Notes to eliminate substantially all of the restrictive covenants, certain events of default and other related provisions contained in the indenture and to release and discharge the liens on the collateral securing the Series B Notes.

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

We refer to transactions described above collectively as the “2014 Financing Transactions.” The table below summarizes the cash flow activity for the 2014 Financing Transactions:

Cash Sources (in millions)		Cash Uses (in millions)
New Term Loan	$700.0	Extinguish Prior ABL Facility (includes accrued interest)	$326.0
Proceeds from sale of common stock	215.0	Extinguish Prior Term Loan (includes accrued interest)	299.7
Proceeds from sale of convertible preferred stock	35.0	Retire 6% Notes	71.5
Cash proceeds from restricted amounts held in escrow - Prior ABL facility	90.0	Repurchase Series A Notes (includes accrued interest)	93.9
New ABL Facility	—	Redeem Series A Notes (on August 5, 2014 and includes accrued interest)	89.6
		Fees, Expenses and Original Issuance Discount	50.8
		Restricted Cash to Balance Sheet (a)	92.0
		Cash to Balance Sheet	16.5
Total sources	$1,040.0	Total uses	$1,040.0

(a)	Under the terms of the New ABL facility, this amount was classified as “restricted cash” in the consolidated balance sheet at the closing date of the New ABL Facility.

The table below summarizes the non-cash activity for the 2014 Financing Transactions:

Non-Cash Sources (in millions)		Non-Cash Uses (in millions)
Secured Second A&R CDA	$51.0	A&R CDA	$124.2
Unsecured Second A&R CDA	73.2	Exchange/conversion of Series B Notes to common stock	50.6
Exchange/conversion of Series B Notes to common stock	50.6
Total sources	$174.8	Total uses	$174.8

We accounted for the A&R CDA maturity extension as a debt modification and the remaining transactions as extinguishment of debt and issuance of new debt. We recorded a gain on extinguishment of debt of $11.2 million associated with this transaction during the nine months ended September 30, 2014, $16.3 million of which related to the acceleration of net premiums on our old debt, partially offset by $5.1 million of additional expense related to the fair value of the incremental shares provided to those Series B Note holders who exchanged their outstanding balances at a conversion price of $15.00 per share. We recorded, in “interest expense” on the statements of consolidated comprehensive income (loss), $8.0 million of make-whole interest related to the Series B Notes exchanged during the nine months ended September 30, 2014. We paid $43.8 million of fees associated with these transactions of which $26.7 million was recorded as unamortized deferred debt costs in “other assets” in the consolidated balance sheet and will be recognized as interest expense over the term of the New Term Loan and New ABL Facility and $17.1 million offset the equity proceeds of our stock purchase agreements.

On March 14, 2014, the Company held a special meeting of stockholders at which our stockholders approved amending our Certificate of Incorporation to increase the number of authorized shares of Common Stock and to allow an individual investor to own more than 19.99% of outstanding Common Stock. Upon approval of these amendments, each outstanding share of Convertible Preferred Stock automatically converted into four shares of Common Stock and the Company recorded $18.1 million related to the amortization of the beneficial conversion feature on preferred stock on the statements of consolidated comprehensive income (loss).

$700 Million First Lien Term Loan

On February 13, 2014, we borrowed in full $700 million, less a 1% discount, from a syndicate of banks and other financial institutions arranged by Credit Suisse Securities (USA) and RBS Citizens, N.A. No amounts under this New Term Loan, once repaid, may be reborrowed. On September 25, 2014, the Company entered into Amendment No. 1 to its Credit Agreement (the “Credit Agreement Amendment”), which amended the New Term Loan to, among other things, adjust the maximum permitted total leverage ratio through December 31, 2016 and increase the applicable interest rate (subject to the exceptions discussed below) over the same period. Certain material provisions of the New Term Loan, after giving affect to the Credit Agreement Amendment, are summarized below:

- Maturity and Amortization: The New Term Loan matures on February 13, 2019. The New Term Loan will amortize in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the New Term Loan.

- Incremental: Subject to finding current or new lenders willing to provide such commitments, the Company has the right to incur one or more increases to the New Term Loan and/or one or more new tranches of term loans (which may be unsecured or secured on a junior basis) to be made available under the New Term Loan credit agreement which shall not exceed (i) $250 million so long as the senior secured leverage ratio on a pro forma basis (defined as consolidated total debt that is secured by a lien as of such date over Consolidated EBITDA as of the twelve months ended the most recent fiscal quarter end for which financial statements are available) does not exceed 3.25 to 1.00, plus (ii) all voluntary prepayments of the New Term Loan.

- Interest and Fees: The New Term Loan bears interest, at the election of the borrower, at either the applicable London interbank offer rate (“LIBOR”) (subject to a floor of 1.00%) plus a margin of 7.25% per annum, or a rate determined by reference to the alternate base rate (the greater of the prime rate established by the administrative agent, the federal fund rate plus 0.50% and one month, LIBOR plus 1.00%) plus a margin of 6.25%; provided that such margins will step down by 0.25% when the Company meets a total leverage ratio of equal or less than 3.25 to 1.00.
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
- Mandatory Prepayments: The New Term Loan includes the following mandatory prepayments:

•
75% of excess cash flow (as defined in the New Term Loan and paid if permitted under the New ABL Facility), subject to stepdowns to (w) 50% if the total leverage ratio is less than or equal to 4.00 to 1.00 but greater than 3.50 to 1.00, to (x) 25% if the total leverage ratio is less than or equal to 3.50 to 1.00 but greater than 3.00 to 1.00 and (y) 0% if the total leverage ratio is less than or equal to 3.00 to 1.00;

•
100% of the net cash proceeds of all asset sales or similar dispositions outside of the ordinary course of business, casualty events and other limited exceptions under the New Term Loan (subject to materiality thresholds and customary reinvestment rights); and

•	100% of cash proceeds from debt issuances that are not permitted by the New Term Loan.

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
$450 Million ABL Facility

On February 13, 2014, we entered into the New ABL Facility which is an asset-based $450 million loan facility from a syndicate of banks arranged by RBS Citizens, N.A., Merrill Lynch, Pierce, Fenner & Smith and CIT Finance LLC. The New ABL Facility terminates on February 13, 2019. The Company, YRC Inc., Reddaway, Holland and New Penn are borrowers under the New ABL Facility, and certain of the Company’s domestic subsidiaries are guarantors thereunder. Certain material provisions of the New ABL Facility are summarized below and are qualified in their entirety by reference to the definitive documentation:
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

The rates set forth above are subject to a 0.25% reduction during any fiscal quarter for which the Company has a total leverage ratio of less than 2.50 to 1.00. We have not drawn on the facility at any time during the three and nine months ended September 30, 2014.
- Letter of Credit Fees: The New ABL Facility has certain specific fees relating to letters of credit which include: (i) fees payable quarterly in arrears equal to the applicable margin in effect for revolving loans (which is listed in the “Interest” description immediately above) multiplied by the average daily stated amount of letters of credit (2.5% for the quarter ended September 30, 2014), (ii) fronting fees for letters of credit payable quarterly in arrears equal to 0.125% of the stated amount of the letters of credit and (iii) fees to issuing banks to compensate for customary charges related to the issuance and administration of letters of credit.
- Other Fees: Other fees in respect of the New ABL Facility include an unused line fee payable quarterly in arrears calculated by multiplying the amount by which the commitments exceed the loans and letters of credit for any calendar quarter by the unused line fee percentage (such unused line fee percentage initially to 0.25% per annum through March 31, 2014, and thereafter 0.375% per annum if the average revolver usage is less than 50% or 0.25% per annum if the average revolver usage is greater than 50%).
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

4. Debt and Financing

Our outstanding debt as of September 30, 2014 and December 31, 2013 consisted of the following:

As of September 30, 2014 (in millions)	Par Value	Discount	Book Value	Stated Interest Rate	Average Effective Interest Rate
New Term Loan	$694.8	$(6.1)	$688.7	8.25%	8.45%
New ABL Facility(a)	—	—	—	N/A	N/A
Series B Notes	17.3	(1.2)	16.1	10.0%	25.6%
Secured Second A&R CDA	47.8	—	47.8	3.3-18.3%	7.3%
Unsecured Second A&R CDA	73.2	—	73.2	3.3-18.3%	7.3%
Lease financing obligations	283.5	—	283.5	10.0-18.2%	11.9%
Other	0.2	—	0.2
Total debt	$1,116.8	$(7.3)	$1,109.5
Current maturities of New Term Loan	(7.0)	—	(7.0)
Current maturities of Series B Notes	(17.3)	1.2	(16.1)
Current maturities of lease financing obligations	(6.5)	—	(6.5)
Current maturities of other	(0.2)	—	(0.2)
Long-term debt	$1,085.8	$(6.1)	$1,079.7

(a)
As of September 30, 2014, the borrowing base and availability on our New ABL Facility were $448.4 million and $75.5 million, respectively. The availability is calculated in accordance with the terms of the New ABL Facility and is derived by reducing the borrowing base by our $372.9 million of outstanding letters of credit as of September 30, 2014. The amount which is actually able to be drawn is limited by certain financial covenants in the New ABL Facility to $31.5 million.

As of December 31, 2013 (in millions)	Par Value	Premium/ (Discount)	Book Value	Stated Interest Rate	Average Effective Interest Rate
Restructured Term Loan	$298.1	$37.7	$335.8	10.0%	—%
Term A Facility (capacity $175.0, borrowing base $156.5, availability $51.5)	105.0	(2.1)	102.9	8.5%	15.8%
Term B Facility (capacity $219.9, borrowing base $219.9, availability $0.0)	219.9	(3.9)	216.0	11.25%	15.0%
Series A Notes	177.8	(17.8)	160.0	10.0%	18.3%
Series B Notes	69.2	(10.5)	58.7	10.0%	25.6%
6% Notes	69.4	(1.1)	68.3	6.0%	15.5%
A&R CDA	124.2	(0.2)	124.0	3.25-18.3%	7.3%
Lease financing obligations	297.5	—	297.5	10.0-18.2%	11.9%
Other	0.2	—	0.2
Total debt	$1,361.3	$2.1	$1,363.4
Current maturities of lease financing obligations	(8.4)	—	(8.4)
Current maturities of other	(0.2)	—	(0.2)
Long-term debt	$1,352.7	$2.1	$1,354.8

Conversions

Our Series B Notes are convertible into our common stock, at any time at the conversion price per share of approximately $18.5334 and a conversion rate of 53.9567 common shares per $1,000 of the Series B Notes (such conversion price and conversion rate applying also to the Series B Notes make whole premium). As of September 30, 2014, the effective conversion price and conversion rate for our Series B Notes (after taking into account the make whole premium) was $17.5599 and 56.9476 common shares per $1,000 of Series B Notes, respectively.

As of September 30, 2014, there was $17.3 million in aggregate principal amount of Series B Notes outstanding that are convertible into approximately 982,000 shares of our common stock (after taking into account the make whole premium). As discussed in the “2014 Financing Transactions” footnote, on January 31, 2014, certain holders of our Series B Notes exchanged their outstanding notes as part of an exchange agreement. Outside of these exchange agreements, during the nine months ended September 30, 2014 and 2013, $1.2 million and $29.1 million of aggregate principal amount of Series B Notes were converted into 75,900 and 1.9 million shares of our common stock, which includes the make whole premium.  Upon conversion, during the nine months ended September 30, 2014, we recorded $0.4 million of additional interest expense representing the $0.2 million make whole premium and $0.2 million of accelerated amortization of the discount on converted Series B Notes. During the three months ended September 30, 2013, we recorded $6.2 million of additional interest expense representing the $2.7 million make whole premium and $3.5 million of accelerated amortization of the discount on converted Series B Notes. During the nine months ended September 30, 2013, we recorded $15.2 million of additional interest expense representing the $6.6 million make whole premium and $8.6 million of accelerated amortization of the discount on converted Series B Notes. There were no Series B Note conversions during the three months ended September 30, 2014 or from September 30, 2014 through October 24, 2014.

Fair Value Measurement

The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	September 30, 2014		December 31, 2013
(in millions)	Carrying amount	Fair Value	Carrying amount	Fair Value
New Term Loan	$688.7	$701.7	$—	$—
Restructured Term Loan	—	—	335.8	289.2
Prior ABL Facility	—	—	318.9	326.1
Series A Notes and Series B Notes	16.1	20.8	218.7	225.8
Lease financing obligations	283.5	290.6	297.5	297.5
Other	121.2	122.4	192.5	179.8
Total debt	$1,109.5	$1,135.5	$1,363.4	$1,318.4

The fair values of the New Term Loan, New ABL Facility, Restructured Term Loan, the ABL Facility in place immediately before it was replaced with the New ABL Facility (“Prior ABL Facility”), Series A Notes, Series B Notes, 6% Notes (included in “Other” above) Secured and Unsecured A&R CDA (included in “Other” above) and A&R CDA (included in “Other” above) were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the lease financing obligations is estimated using a publicly traded secured loan with similar characteristics (level three input for fair value measurement).

5. Liquidity

For a description of our outstanding debt as of September 30, 2014, please refer to the “Debt and Financing” footnote in our Consolidated Financial Statements.

Credit Facility Covenants

On February 13, 2014, we completed the 2014 Financing Transactions and refinanced the debt associated with our prior credit facilities. We entered into a New Term Loan credit agreement with new financial covenants that, among other things, restricts certain capital expenditures and requires us to maintain a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below).

On September 25, 2014, the Company entered into the Credit Agreement Amendment which, among other things, adjusted the maximum permitted total leverage ratio through December 31, 2016 and increased the applicable interest rate over the same period.

The Credit Agreement Amendment resets the total maximum leverage ratio covenants as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
September 30, 2014	5.25 to 1.00	June 30, 2016	3.75 to 1.00
December 31, 2014	5.25 to 1.00	September 30, 2016	3.75 to 1.00
March 31, 2015	5.00 to 1.00	December 31, 2016	3.50 to 1.00
June 30, 2015	4.75 to 1.00	March 31, 2017	3.25 to 1.00
September 30, 2015	4.50 to 1.00	June 30, 2017	3.25 to 1.00
December 31, 2015	4.25 to 1.00	September 30, 2017	3.25 to 1.00
March 31, 2016	4.00 to 1.00	December 31, 2017 and thereafter	3.00 to 1.00

Upon effectiveness of the Credit Agreement Amendment, each consenting lender received a fee equal to 0.25% of their outstanding exposure, resulting in $1.7 million of fees paid in the third quarter of 2014. These fees have been included in ‘Other Assets’ on the consolidated balance sheet and will be amortized over the remaining life of the New Term Loan.

Consolidated Adjusted EBITDA, defined in our Credit Agreement Amendment as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees, expenses associated with certain lump sum payments to our International Brotherhood of Teamsters (“IBT”) employees and the results of permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our Credit Agreement Amendment, is the aggregate principal amount of indebtedness outstanding. Our total leverage ratio for the four consecutive fiscal quarters ending September 30, 2014 was 4.94 to 1.00.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Credit Agreement Amendment, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for the next twelve months. In order for us to maintain compliance with the maximum total leverage ratio over the term of the New Term Loan, we must achieve operating results which reflect continuing improvement over our recent results.

Our ability to satisfy our liquidity needs and meet future stepped-up covenants is primarily dependent on improving our profitability. Improvements to our profitability primarily include continued successful implementation and realization of productivity and efficiency initiatives including those identified in the modified labor agreement as well as pricing improvements. Some of these are outside of our control.

In the event our operating results indicate we will not meet our maximum total leverage ratio, we will take action to improve our maximum total leverage ratio which may include paying down our outstanding indebtedness with either cash on hand or from cash proceeds from equity issuances. The issuance of equity is outside of our control and there can be no assurance that we will be able to issue additional equity at terms that are agreeable to us or that we would have sufficient cash on hand to meet the maximum total leverage ratio.

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

Risks and Uncertainties Regarding Future Liquidity

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our New ABL Facility and any prospective net operating cash flows from operations. As of September 30, 2014, we had cash and cash equivalents of $181.4 million, and cash and cash equivalents and amounts able to be drawn on our New ABL Facility totaling $212.9 million. The amount which is actually able to be drawn on our New ABL Facility is limited by certain financial covenants in the New ABL Facility. For the nine months ended September 30, 2014, we used net cash of $26.3 million for our operating activities.

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

Our New ABL Facility credit agreement, among other things, restricts certain capital expenditures and requires that the Company, in effect, maintain availability of at least 10% of the lesser of the aggregate amount of commitments from all lenders or the borrowing base.

We have a considerable amount of indebtedness. As of September 30, 2014, we had $1,116.8 million in aggregate par value of outstanding indebtedness, the majority of which matures in 2019. We also have considerable future funding obligations for our single-employer pension plans and various multi-employer pension funds. We expect our funding obligations for the remainder of 2014 for our single-employer pension plans and multi-employer pension funds will be $6.8 million and $23.2 million, respectively. In addition, we have, and will continue to have, substantial operating lease obligations. As of September 30, 2014, our minimum rental expense under operating leases for the remainder of the year is $14.0 million. As of September 30, 2014, our operating lease obligations through 2025 totaled $153.7 million and is expected to increase as we lease additional revenue equipment.

Our capital expenditures for the nine months ended September 30, 2014 and 2013 were $47.6 million and $56.5 million, respectively. These amounts were principally used to fund replacement engines and trailer refurbishments for our revenue fleet and capitalized costs for our network facilities and technology infrastructure. Additionally, for the nine months ended September 30, 2014, we entered into new operating leases for revenue equipment for $11.8 million, payable over the average lease term of three years. In light of our operating results and liquidity needs, we have deferred certain capital expenditures and expect to continue to do so for the remainder of 2014. As a result, the average age of our fleet is increasing, which may affect our maintenance costs and operational efficiency unless we are able to obtain suitable lease financing to meet our replacement equipment needs.

6. Employees’ Benefits

The following table presents the components of our company-sponsored pension costs for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2014	2013	2014	2013
Service cost	$1.1	$1.1	$3.2	$3.2
Interest cost	15.2	14.0	45.6	42.1
Expected return on plan assets	(13.4)	(13.9)	(40.2)	(41.7)
Amortization of net pension loss	3.2	3.7	9.6	11.1
Total periodic pension cost	$6.1	$4.9	$18.2	$14.7

We expect to contribute $62.6 million to our company-sponsored pension plans in 2014 of which we have contributed $55.8 million through September 30, 2014.

7. Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2014 was 137.5% and 18.2%, compared to (19.7)% and 7.9%, for the three and nine months ended September 30, 2013. The significant items impacting the 2014 rate include the settlement of several audits with the Internal Revenue Service as described below, a net state and foreign tax provision, certain permanent items, an intraperiod tax allocation required by ASC 740, “Income Taxes,” and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2014. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At September 30, 2014 and December 31, 2013, substantially all of our net deferred tax assets were subject to a valuation allowance.

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

During the third quarter, 2014, we settled certain tax litigation with the Internal Revenue Service regarding tax years 2005 through 2007, resulting in refunds of $4.7 million and the recognition of $2.3 million of federal tax benefit. Further, the resolution of certain issues resulted in the recognition of $5.6 million of previously unrecognized tax benefits and the reversal of $1.5 million of related interest previously accrued. The resolution of the federal audits resulted in an estimated $1.7 million of additional state tax liability.

8. Shareholders’ Deficit

The following reflects the activity in the shares of our common stock for the nine months ended September 30, 2014:

(shares in thousands)	2014
Beginning balance	10,173
Conversion of preferred stock to common stock	2,333
Issuance of common stock	14,333
Issuance of equity awards	342
Issuance of common stock upon conversion or exchange of Series B Notes	3,470
Ending balance	30,651

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

	Three Months		Nine Months
(dollars in millions, except per share data, shares in thousands)	2014	2013	2014	2013
Basic net income (loss) available to common shareholders	$1.2	$(44.4)	$(92.0)	$(84.0)
Effect of dilutive securities:
Series B Notes[1]	(2.0)	—	—	—
Dilutive net loss available to common shareholders	$(0.8)	$(44.4)	$(92.0)	$(84.0)

Basic weighted average shares outstanding	30,639	9,977	27,896	9,053
Effect of dilutive securities:
Stock options and restricted stock	282	—	—	—
Series B Notes	982	—	—	—
Dilutive weighted average shares outstanding	31,903	9,977	27,896	9,053

Basic earnings (loss) per share	$0.04	$(4.45)	$(3.30)	$(9.29)
Diluted loss per share	$(0.03)	$(4.45)	$(3.30)	$(9.29)
1The Series B Notes are recorded at a discount that accelerates upon conversion and contain a make-whole interest premium that would require us to pay interest as if the security was held to maturity upon conversion and, as such, would result in incremental expense under the if-converted method.

Given our net loss position for the nine months ended September 30, 2014 and the three and nine months ended September 30, 2013, there were no dilutive securities for these periods.

Anti-dilutive options and share units were 358,000 and 834,000 at September 30, 2014 and 2013, respectively. Anti-dilutive Series A Note conversion shares was 5,099,000 at September 30, 2013. Anti-dilutive Series B Note conversion shares, including the make whole premiums, was 4,219,000 September 30, 2013.

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

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/ Eliminations	Consolidated
As of September 30, 2014
Identifiable assets	$1,473.7	$781.6	$(208.7)	$2,046.6
As of December 31, 2013
Identifiable assets	$1,513.4	$698.4	$(146.9)	$2,064.9
Three Months Ended September 30, 2014
External revenue	$843.0	$479.6	$—	$1,322.6
Operating income (loss)	$8.8	$24.4	$(6.5)	$26.7
Nine Months Ended September 30, 2014
External revenue	$2,441.9	$1,409.2	$—	$3,851.1
Operating income (loss)	$(24.0)	$55.5	$(17.2)	$14.3
Three Months Ended September 30, 2013
External revenue	$808.7	$444.0	$—	$1,252.7
Operating income (loss)	$(9.7)	$20.0	$(4.5)	$5.8
Nine Months Ended September 30, 2013
External revenue	$2,360.1	$1,297.6	$—	$3,657.7
Operating income (loss)	$(15.8)	$57.2	$(11.4)	$30.0

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

The individual defendants are former officers of our Company. No current officers or directors were named in the lawsuit. The parties participated in voluntary mediation between March 11, 2013 and April 15, 2013. The mediation resulted in the execution of a mutually acceptable settlement agreement by the parties, which agreement remains subject to approval by the court. Court approval cannot be assured. Substantially all of the payments contemplated by the settlement will be covered by our liability insurance. The self-insured retention on this matter has been accrued as of September 30, 2014.

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
Consolidated Results of Operations — an analysis of our consolidated results of operations for the three and nine months ended September 30, 2014 and 2013.
Reporting Segment Results of Operations — an analysis of our results of operations for the three and nine months ended September 30, 2014 and 2013 for our YRC Freight and Regional Transportation reporting segments.
Certain Non-GAAP Financial Measures — an analysis of selected non-GAAP financial measures for the three and nine months ended September 30, 2014 and 2013.
Financial Condition/Liquidity and Capital Resources — a discussion of our major sources and uses of cash and an analysis of our cash flows and aggregate contractual obligations and commercial commitments.
The “third quarter” and “first three quarters” of the years discussed below refer to the three and nine months ended September 30, respectively.
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

The table below provides summary consolidated financial information for the third quarter and first three quarters of 2014 and 2013:

	Third Quarter			First Three Quarters
(in millions)	2014	2013	Percent Change	2014	2013	Percent Change
Operating revenue	$1,322.6	$1,252.7	5.6%	$3,851.1	$3,657.7	5.3%
Operating income	$26.7	$5.8	360.3%	$14.3	$30.0	(52.3)%
Nonoperating expenses, net	$29.9	$42.9	(30.3)%	$104.6	$121.2	(13.7)%
Net income (loss)	$1.2	$(44.4)	102.7%	$(73.9)	$(84.0)	12.0%

Third Quarter of 2014 Compared to the Third Quarter of 2013

Our consolidated operating revenue increased 5.6% during the third quarter of 2014 compared to the same period in 2013. The increase in revenue is primarily attributable to higher total shipments and a higher yield over the comparable prior year period. The increase in total shipments was driven by the improvement of the overall economic environment as well as increased shipper confidence due to the finalization of the 2014 Financing Transactions and our modified labor agreement. The increase in yield was largely driven by a stronger pricing environment.

Operating expenses for the third quarter of 2014 increased $49.0 million, or 3.9%, compared to the same period in 2013. The increase in operating expenses was driven by increased costs associated with higher total shipments and improvements to our service. In particular, our salaries, wages and employees’ benefits increased $34.1 million, or 4.8%, and we experienced an $18.4 million, or 13.2%, increase in purchased transportation.

•
The $34.1 million increase in salaries, wages and employees’ benefits in the third quarter of 2014 was primarily the result of a $22.8 million increase in wages and benefits in the third quarter of 2014 compared to the third quarter of 2013. This increase was largely driven by higher total shipments and lower productivity levels. The increase in salaries, wages and employees’ benefits was also caused by a $4.6 million increase in workers’ compensation expense, which was driven, in large part, by an increase in the number of claims.

•
The $18.4 million increase in purchased transportation was primarily driven by the over-the-road purchased transportation option as permitted in our modified labor agreement that went into effect in February 2014. Additionally, we had higher vehicle rent expense as our percentage of leased units has increased since last year due to our current strategy of using operating leases for new revenue equipment.

Nonoperating expenses decreased $13.0 million in the third quarter of 2014 compared to the third quarter of 2013. The decrease in nonoperating expenses was largely driven by the decrease in interest expense as a result of the 2014 Financing Transactions which reduced our outstanding debt and lowered the weighted average interest rate on our debt.

Our effective tax rate for the third quarter of 2014 and 2013 was 137.5% and (19.7)%, respectively. Significant items impacting the third quarter of 2014 rate include the settlement of several audits with the Internal Revenue Service as described below, a net state and foreign tax provision, certain permanent items, an intraperiod tax allocation required by ASC 740, “Income Taxes,” and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2014. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At September 30, 2014 and December 31, 2013, substantially all of our net deferred tax assets are subject to a valuation allowance.

During the third quarter, 2014, we settled certain tax litigation with the Internal Revenue Service regarding tax years 2005 through 2007, resulting in refunds of $4.7 million and the recognition of $2.3 million of federal tax benefit. Further, the resolution of certain issues resulted in the recognition of $5.6 million of previously unrecognized tax benefits and the reversal of $1.5 million of related interest previously accrued. The resolution of the federal audits resulted in an estimated $1.7 million of additional state tax liability.

First Three Quarters of 2014 Compared to the First Three Quarters of 2013

Our consolidated operating revenue increased 5.3% during the first three quarters of 2014 compared to the same period in 2013. The increase in revenue is primarily attributable to higher total shipments over the comparable prior year.

Operating expenses for the first three quarters of 2014 increased $209.1 million, or 5.8% compared to the same period in 2013, primarily related to a $102.0 million, or 4.8%, increase in salaries, wages and employees’ benefits, a $69.5 million, or 18.3%, increase in purchased transportation, a $26.6 million, or 15.5%, increase in other operating expenses and a $22.7 million, or 2.7%, increase in operating expenses and supplies.

•
The $102.0 million increase in salaries, wages and employees’ benefits was primarily due to an $80.1 million increase in wages and benefits in the first three quarters of 2014 compared to the first three quarters of 2013. This increase was largely driven by higher total shipments and by the negative impact the severe winter weather had on the productivity of our workforce which, among other things, increased our overtime and linehaul delay pay in the first quarter of 2014. The increase in salaries, wages and employees’ benefits was also driven by a $9.0 million increase in workers’ compensation expense, which was driven, in large part, by an increase in the number of claims.

•
The $69.5 million increase in purchased transportation was primarily driven by increased total shipments and the use of additional high cost purchased rail and local cartage transportation to balance our networks and in response to the service disruptions related to the severe winter weather experienced during the first quarter.  We also experienced an increase in purchased road miles in part due to the changes in our purchased transportation options as permitted in our modified labor agreement that went into effect in February 2014. Finally, we had higher vehicle rental expense as our percentage of leased units has increased since last year due to our current strategy of using operating leases for new revenue equipment.

•
The $26.6 million increase in other operating expenses was primarily due to a $13.1 million increase in cargo claims expense, which was primarily driven by an increase in the frequency and severity of our claims. The increase was also caused by a $12.3 million increase in our bodily injury and property damage claims expense, which was driven by an increase in the number of outstanding claims and unfavorable development of prior year claims.

•
The $22.7 million increase in operating expenses and supplies was primarily driven by higher vehicle maintenance of $11.5 million and an increase in fuel expense of $7.8 million. The increase in vehicle maintenance is primarily due to higher costs needed to support our aging fleet and an increase in miles driven. The increase in fuel expense is primarily a result of increased mileage due to higher total shipments.

Nonoperating expenses decreased $16.6 million in the first three quarters of 2014 compared to the first three quarters of 2013. The decrease was primarily driven by the $11.2 million gain we recorded on our extinguishment of debt in the first quarter of 2014, $16.3 million of which related to the acceleration of net premiums on our old debt, partially offset by $5.1 million of additional expense related to the fair value of the incremental shares provided to those Series B Note holders who exchanged their outstanding balances at a conversion price of $15.00 per share. We also experienced a decrease in interest expense as a result of the 2014 Financing Transactions which reduced our outstanding debt and lowered the weighted average interest rate on our debt.

Our effective tax rate for the first three quarters of 2014 and 2013 was 18.2% and 7.9%, respectively. Significant items impacting the first three quarters of 2014 rate include the settlement of several audits with the Internal Revenue Service as described below, a net state and foreign tax provision, certain permanent items, an intraperiod tax allocation required by ASC 740, “Income Taxes,” and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2014. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At September 30, 2014 and December 31, 2013, substantially all of our net deferred tax assets are subject to a valuation allowance.

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

During the third quarter, 2014, we settled certain tax litigation with the Internal Revenue Service regarding tax years 2005 through 2007, resulting in refunds of $4.7 million and the recognition of $2.3 million of federal tax benefit. Further, the resolution of certain issues resulted in the recognition of $5.6 million of previously unrecognized tax benefits and the reversal of $1.5 million of related interest previously accrued. The resolution of the federal audits resulted in an estimated $1.7 million of additional state tax liability.

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

YRC Freight Results

YRC Freight represented 64% of our consolidated operating revenue for the third quarter of 2014 compared to 65% for the third quarter of 2013. YRC Freight represented 63% of consolidated operating revenue for the first three quarters of 2014 compared to 65% for the first three quarters of 2013. The table below provides summary financial information for YRC Freight for the third quarter and first three quarters of 2014 and 2013:

	Third Quarter			First Three Quarters
(in millions)	2014	2013	Percent Change	2014	2013	Percent Change
Operating revenue	$843.0	$808.7	4.2%	$2,441.9	$2,360.1	3.5%
Operating income (loss)	$8.8	$(9.7)	NM*	$(24.0)	$(15.8)	(51.9)%
Operating ratio(a)	99.0%	101.2%	2.2 pp	101.0%	100.7%	(0.3	) pp

(a)	pp represents the change in percentage points
* not meaningful

Third Quarter of 2014 Compared to the Third Quarter of 2013

YRC Freight reported operating revenue of $843.0 million in the third quarter of 2014, an increase of $34.3 million, or 4.2%, compared to the same period in 2013. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the third quarter of 2014 compared to the third quarter of 2013:

	Third Quarter
	2014	2013	Percent Change(b)
Workdays	64.0	64.0

Total picked up revenue (in millions) (a)	$840.1	$803.6	4.5%
Total tonnage (in thousands)	1,750	1,730	1.2%
Total tonnage per day (in thousands)	27.34	27.03	1.2%
Total shipments (in thousands)	2,957	2,928	1.0%
Total shipments per day (in thousands)	46.20	45.75	1.0%
Total picked up revenue per hundred weight	$24.00	$23.23	3.3%
Total picked up revenue per shipment	$284	$274	3.5%
Total weight per shipment (in pounds)	1,184	1,181	0.2%

	Third Quarter
(in millions)	2014	2013
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$843.0	$808.7
Change in revenue deferral and other	(2.9)	(5.1)
Total picked up revenue	$840.1	$803.6
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not rounded figures presented.

The increases in yield are primarily attributable to a stronger overall pricing environment and successful contractual negotiations with our customers. The increases in the volume metrics are primarily attributable to higher total shipments over the comparable prior year period due to the improvement of the overall economic environment as well as increased shipper confidence due to the finalization of the 2014 Financing Transactions and our modified labor agreement.

Operating income for YRC Freight was $8.8 million in the third quarter of 2014 compared to an operating loss of $9.7 million in the same period in 2013. Operating revenue in the third quarter of 2014 was higher by $34.3 million while total operating expenses increased by $15.8 million, or 1.9%. The operating expense increase consisted primarily of a $16.6 million, or 3.6%, increase in salaries,wages and employees’ benefits, an $8.7 million, or 7.5%, increase in purchased transportation, partially offset by a $5.0 million, or 2.8%, decrease in operating expenses and supplies.

•
The $16.6 million increase in salaries, wages and employees’ benefits in the third quarter of 2014 was primarily the result of an increase in wages and benefits driven by lower productivity levels and a slight increase in shipments.

•
The $8.7 million increase in purchased transportation was primarily driven by an increase in purchased road miles as we utilized our new over-the-road purchased transportation option as permitted in our modified labor agreement that went into effect in February 2014.

•
The $5.0 million decrease in operating expenses and supplies in the third quarter of 2014 was primarily due to a $5.2 million decrease in fuel expense primarily driven by a decrease in the cost per gallon of fuel. The fuel expense decrease was also a result of fewer miles driven, primarily due to an increase in our purchased transportation as described above.

First Three Quarters of 2014 Compared to the First Three Quarters of 2013

YRC Freight reported operating revenue of $2,441.9 million in the first three quarters of 2014, an increase of $81.8 million, or 3.5%, compared to the same period in 2013. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the first three quarters of 2014 compared to the same period in 2013:

	First Three Quarters
	2014	2013	Percent Change(b)
Workdays	190.5	190.5

Total picked up revenue (in millions) (a)	$2,435.3	$2,358.1	3.3%
Total tonnage (in thousands)	5,192	5,045	2.9%
Total tonnage per day (in thousands)	27.26	26.48	2.9%
Total shipments (in thousands)	8,799	8,644	1.8%
Total shipments per day (in thousands)	46.19	45.37	1.8%
Total picked up revenue per hundred weight	$23.45	$23.37	0.3%
Total picked up revenue per shipment	$277	$273	1.5%
Total weight per shipment (in pounds)	1,180	1,167	1.1%

	First Three Quarters
(in millions)	2014	2013
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$2,441.9	$2,360.1
Change in revenue deferral and other	(6.6)	(2.0)
Total picked up revenue	$2,435.3	$2,358.1
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not the rounded figures presented.

The increases in the volume metrics are primarily driven by higher total shipments over the comparable prior year period due to the improvement of the overall economic environment as well as increased shipper confidence due to the finalization of the 2014 Financing Transactions and our modified labor agreement. The increases in yield are primarily attributable to a stronger overall pricing environment and successful contractual negotiations with our customers.

Operating loss for YRC Freight was $24.0 million in the first three quarters of 2014 compared to $15.8 million in the same period in 2013. Operating revenue in the first three quarters of 2014 was higher by $81.8 million while total operating expenses increased by $90.0 million, or 3.8%. The operating expense increase consisted primarily of a $44.6 million, or 3.3%, increase in salaries, wages and employees’ benefits, a $43.9 million, or 13.8%, increase in purchased transportation and a $16.5 million, or 16.1%, increase in other operating expenses.

•
The $44.6 million increase in salaries, wages and employees’ benefits in the first three quarters of 2014 was primarily the result of a $34.4 million increase in wages and benefits. This increase was largely driven by higher total shipments and the negative impact the severe winter weather had on the productivity of our workforce which, among other things, increased our overtime and linehaul delay pay in the first quarter of 2014. Additionally, the increase in salaries, wages and employees’ benefits was also caused by a $6.5 million increase in workers’ compensation expense, which was driven, in large part, by an increase in new claims.

•
The $43.9 million increase in purchased transportation was primarily driven by less than optimal use of purchased transportation in response to increased total shipments and in response to the service disruptions related to the severe winter weather experienced during the first quarter.  We also experienced an increase in purchased road miles as we began to utilize our new over-the-road purchased transportation option as permitted in our modified labor agreement that went into effect in February 2014. Finally, we had higher vehicle rent expense as our percentage of leased units has increased since last year due to our current strategy of using operating leases for new revenue equipment.

•
The $16.5 million increase in other operating expenses in the first three quarters of 2014 was primarily driven by an $8.4 million increase in our bodily injury and property damage expense due to unfavorable development on our outstanding claims. Additionally, the increase in other operating expense was largely due to a $9.0 million increase in cargo claims expense caused by an increase in the frequency and severity of our claims.

Regional Transportation Results

Regional Transportation represented 36% of consolidated revenue in the third quarter of 2014 compared to 35% in the third quarter of 2013. Regional Transportation represented 37% of consolidated revenue in the first three quarters of 2014 compared to 35% in the first three quarters of 2013. The table below provides summary financial information for Regional Transportation for the third quarter and the first three quarters of 2014 and 2013:

	Third Quarter				First Three Quarters
(in millions)	2014	2013	Percent Change		2014	2013	Percent Change
Operating revenue	$479.6	$444.0	8.0%		$1,409.2	$1,297.6	8.6%
Operating income	$24.4	$20.0	22.0%		$55.5	$57.2	(3.0)%
Operating ratio (a)	94.9%	95.5%	0.6	pp	96.1%	95.6%	(0.5	) pp

(a)	pp represents the change in percentage points

Third Quarter of 2014 Compared to the Third Quarter of 2013

Regional Transportation reported operating revenue of $479.6 million for the third quarter of 2014, an increase of $35.6 million, or 8.0%, from the third quarter of 2013. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the third quarter of 2014 compared to the third quarter of 2013:

	Third Quarter
	2014	2013	Percent Change(b)
Workdays	64.0	62.5

Total picked up revenue (in millions) (a)	$479.9	$443.6	8.2%
Total tonnage (in thousands)	2,046	1,932	5.9%
Total tonnage per day (in thousands)	31.97	30.91	3.5%
Total shipments (in thousands)	2,794	2,676	4.4%
Total shipments per day (in thousands)	43.65	42.82	1.9%
Total picked up revenue per hundred weight	$11.73	$11.48	2.1%
Total picked up revenue per shipment	$172	$166	3.6%
Total weight per shipment (in pounds)	1,465	1,444	1.5%

	Third Quarter
(in millions)	2014	2013
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$479.6	$444.0
Change in revenue deferral and other	0.3	(0.4)
Total picked up revenue	$479.9	$443.6
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not rounded figures presented.

The increases in the volume metrics are primarily attributable to higher total shipments over the comparable prior year period due to the improvement of the overall economic environment as well as increased shipper confidence due to the finalization of the 2014 Financing Transactions and our modified labor agreement. The increase in the number of workdays in the third quarter of 2014 compared to the third quarter of 2013 also contributed to the higher volumes. The increases in yield are primarily attributable to a stronger pricing environment and a reduction in excess capacity.

Operating income for Regional Transportation was $24.4 million for the third quarter of 2014, a increase of $4.4 million from the same period in 2013, consisting of the $35.6 million increase in revenue offset by a $31.2 million, or 7.4%, increase in total operating expenses. The increase in total operating expenses was primarily driven by an $18.4 million, or 7.4%, increase in salaries, wages and employees' benefits, a $9.7 million, or 42.1%, increase in purchased transportation and a $3.4 million, or 3.1%, increase in operating expenses and supplies.

•
The $18.4 million increase in salaries, wages and employees’ benefits in the third quarter of 2014 was primarily the result of a $13.2 million increase in wages and benefits in the third quarter of 2014 compared to the third quarter of 2013. This increase was largely driven by higher total shipments. The increase in salaries, wages and employees’ benefits was also due to a $3.4 million increase in workers’ compensation expense, which was caused, in large part, by an increase in new claims.

•
The $9.7 million increase in purchased transportation was primarily driven by an increase in purchased local cartage and short-term revenue equipment rentals to handle the increased total shipments. We also had higher vehicle rent expense as our percentage of leased units has increased since last year due to our strategy of using operating leases for new revenue equipment.

•
The $3.4 million increase in operating expenses and supplies in the third quarter of 2014 was primarily driven by a $2.2 million increase in vehicle maintenance primarily due to an increase in miles driven and higher costs used to support our aging fleet and a $1.1 million increase in fuel expense, which was largely the result of increased use due to higher total shipments, partially offset by a lower cost per gallon of fuel.

First Three Quarters of 2014 Compared to the First Three Quarters of 2013

Regional Transportation reported operating revenue of $1,409.2 million for the first three quarters of 2014, an increase of $111.6 million, or 8.6%, from the first three quarters of 2013. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the first three quarters of 2014 compared to the first three quarters of 2013:

	First Three Quarters
	2014	2013	Percent Change(b)
Workdays	193.5	189.0

Total picked up revenue (in millions) (a)	$1,409.9	$1,297.7	8.6%
Total tonnage (in thousands)	6,115	5,733	6.7%
Total tonnage per day (in thousands)	31.60	30.33	4.2%
Total shipments (in thousands)	8,306	7,866	5.6%
Total shipments per day (in thousands)	42.93	41.62	3.1%
Total picked up revenue per hundred weight	$11.53	$11.32	1.9%
Total picked up revenue per shipment	$170	$165	2.9%
Total weight per shipment (in pounds)	1,472	1,458	1.0%

	First Quarter
(in millions)	2014	2013
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,409.2	$1,297.6
Change in revenue deferral and other	0.7	0.1
Total picked up revenue	$1,409.9	$1,297.7
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change is based on unrounded figures and not the rounded figures presented.

The increases in the volume metrics are primarily attributable to higher total shipments over the comparable prior year period due to the improvement of the overall economic environment as well as increased shipper confidence due to the finalization of the 2014 Financing Transactions and our modified labor agreement and the additional 4.5 workdays in the first three quarters of 2014 compared to the first three quarters of 2013. The increases in yield are primarily attributable to a stronger pricing environment and a reduction in excess capacity.

Operating income for Regional Transportation was $55.5 million for the first three quarters of 2014, a decrease of $1.7 million from the same period in 2013, consisting of the $111.6 million increase in revenue, offset by a $113.3 million, or 9.1%, increase in total operating expenses. The increase in total operating expenses was primarily driven by a $54.8 million, or 7.4%, increase in salaries, wages and employees’ benefits, a $25.6 million, or 41.6%, increase in purchased transportation, a $20.6 million, or 6.4%, increase in operating expenses and supplies and a $10.2 million, or 15.3%, increase in other operating expenses.

•
The $54.8 million increase in salaries, wages and employees’ benefits in the first three quarters of 2014 was primarily the result of a $46.2 million increase in wages and benefits in the first three quarters of 2014 compared to the same period in 2013. This increase was largely driven by higher total shipments and by the negative impact the severe winter weather had on the productivity of our workforce in the first quarter which, among other things, increased our overtime and linehaul delay pay. The increase in salaries, wages and employees’ benefits was also caused by a $3.6 million increase in workers’ compensation expense, which was due, in large part, to an increase in new claims.

•
The $25.6 million increase in purchased transportation was primarily driven by an increase in purchased local cartage and short-term revenue equipment rentals to handle the increased total shipments. We also had higher vehicle rent expense as our percentage of leased units has increased since last year due to our strategy of using operating leases to acquire new revenue equipment.

•
The $20.6 million increase in operating expenses and supplies in the first three quarters of 2014 was primarily driven by a $10.9 million increase in fuel expense, which was largely the result of increased use due to higher total shipments and a $5.2 million increase in vehicle maintenance primarily due to an increase in miles driven and higher costs to support our aging fleet.

•
The $10.2 million increase in other operating expenses in the first half of 2014 was primarily driven by a $4.1 million increase in our bodily injury and property damage expense due to unfavorable development on our outstanding claims and a $4.0 million increase in cargo claims, which was primarily caused by an increase in total shipments.

Certain Non-GAAP Financial Measures

As discussed in the “Our Business” section, we use certain non-GAAP financial measures to assess performance. These measures should be considered in addition to the results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, our GAAP financial measures.

Consolidated Adjusted EBITDA

The reconciliation of operating income to Adjusted EBITDA (defined in our New Term Loan credit agreement as “Consolidated EBITDA”) for the third quarter and first three quarters of 2014 and 2013, and the trailing twelve months ended September 30, 2014, is as follows:

	Third Quarter		First Three Quarters		Four Consecutive Quarters Ending
(in millions)	2014	2013	2014	2013	September 30, 2014
Reconciliation of operating income to adjusted EBITDA:
Operating income	$26.7	$5.8	$14.3	$30.0	$12.7
Depreciation and amortization	40.9	43.3	122.9	130.4	164.9
(Gains) losses on property disposals, net	0.2	1.3	(6.1)	(1.9)	(6.4)
Letter of credit expense	2.5	8.0	9.8	25.8	17.9
Restructuring professional fees	3.1	3.2	4.2	6.0	10.2
Permitted dispositions and other	1.6	0.1	1.8	—	3.3
Equity based compensation expense	2.0	0.5	11.1	4.5	12.4
Amortization of ratification bonus	5.2	—	10.4	—	10.4
Other nonoperating, net(a)	(0.6)	(0.3)	(0.9)	1.4	0.8
Adjusted EBITDA	$81.6	$61.9	$167.5	$196.2	$226.2

(a) As required under our New Term Loan, other nonoperating, net shown above does not include the impact of earnings (loss) of our equity method investment as well as all non-cash foreign currency gains or losses.

Consolidated Adjusted Free Cash Flow (Deficit)

The reconciliation of Adjusted EBITDA to adjusted free cash flow (deficit) for the third quarter and first three quarters of 2014 and 2013 including the reconciliation to adjusted free cash flow (deficit) is as follows:

	Third Quarter		First Three Quarters
(in millions)	2014	2013	2014	2013
Adjusted EBITDA	$81.6	$61.9	$167.5	$196.2
Total restructuring professional fees	(3.1)	(3.2)	(4.2)	(6.0)
Cash paid for interest	(35.6)	(33.2)	(103.3)	(90.4)
Cash paid for letter of credit fees	(2.3)	(11.0)	(6.4)	(26.0)
Working Capital cash flows excluding income tax, net	(20.7)	1.7	(99.2)	(87.6)
Net cash provided by (used in) operating activities before income taxes	19.9	16.2	(45.6)	(13.8)
Cash (paid) received for income taxes, net	9.4	(1.0)	19.3	10.8
Net cash provided by (used in) operating activities	29.3	15.2	(26.3)	(3.0)
Acquisition of property and equipment	(22.9)	(17.4)	(47.6)	(56.5)
Total restructuring professional fees	3.1	3.2	4.2	6.0
Adjusted Free Cash Flow (Deficit)	$9.5	$1.0	$(69.7)	$(53.5)

Segment Adjusted EBITDA

The following represents Adjusted EBITDA by segment for the third quarter and first three quarters of 2014 and 2013:

	Third Quarter		First Three Quarters
(in millions)	2014	2013	2014	2013
Adjusted EBITDA by segment:
YRC Freight	$38.0	$24.2	$55.8	$87.8
Regional Transportation	43.2	38.3	111.2	109.8
Corporate and other	0.4	(0.6)	0.5	(1.4)
Adjusted EBITDA	$81.6	$61.9	$167.5	$196.2

The reconciliation of operating income (loss), by segment, to Adjusted EBITDA for the third quarter and first three quarters of 2014 and 2013 is as follows:

	Third Quarter		First Three Quarters
YRC Freight segment (in millions)	2014	2013	2014	2013
Reconciliation of operating income (loss) to adjusted EBITDA:
Operating income (loss)	$8.8	$(9.7)	$(24.0)	$(15.8)
Depreciation and amortization	24.6	27.4	74.2	83.3
(Gains) losses on property disposals, net	0.1	0.9	(6.8)	(2.6)
Letter of credit expense	1.8	5.5	6.8	20.1
Amortization of ratification bonus	3.4	—	6.7	—
Other nonoperating expenses, net(a)	(0.7)	0.1	(1.1)	2.8
Adjusted EBITDA	$38.0	$24.2	$55.8	$87.8
 (a) As required under our New Term Loan, other nonoperating, net shown above does not include the impact of non-cash foreign currency gains or losses.

	Third Quarter		First Three Quarters
Regional Transportation segment (in millions)	2014	2013	2014	2013
Reconciliation of operating income to adjusted EBITDA:
Operating income	$24.4	$20.0	$55.5	$57.2
Depreciation and amortization	16.4	15.9	49.0	47.0
Losses on property disposals, net	0.1	0.4	0.7	0.5
Letter of credit expense	0.5	1.9	2.3	4.9
Amortization of ratification bonus	1.8	—	3.7	—
Other nonoperating expenses, net	—	0.1	—	0.2
Adjusted EBITDA	$43.2	$38.3	$111.2	$109.8

	Third Quarter		First Three Quarters
Corporate and other segment (in millions)	2014	2013	2014	2013
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(6.5)	$(4.5)	$(17.2)	$(11.4)
Depreciation and amortization	(0.1)	—	(0.3)	0.1
Losses on property disposals, net	—	—	—	0.2
Letter of credit expense	0.2	0.6	0.7	0.8
Restructuring professional fees	3.1	3.2	4.2	6.0
Permitted dispositions and other	1.6	0.1	1.8	—
Equity based compensation expense	2.0	0.5	11.1	4.5
Other nonoperating income, net(a)	0.1	(0.5)	0.2	(1.6)
Adjusted EBITDA	$0.4	$(0.6)	$0.5	$(1.4)
(a) As required under our New Term Loan, other nonoperating, net shown above does not include the impact of earnings (loss) of our equity method investment as well as non-cash foreign currency gains or losses.

Financial Condition/Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our New ABL Facility and any prospective net operating cash flows from operations. As of September 30, 2014, we had cash and cash equivalents of $181.4 million, and cash and cash equivalents and amounts able to be drawn on our New ABL Facility totaling $212.9 million. The amount which is actually able to be drawn on our New ABL Facility is limited by certain financial covenants in the New ABL Facility.

Our principal uses of cash are to fund our operations, including making contributions to our single-employer pension plans and various multi-employer pension funds, and to meet our other cash obligations, including paying cash interest and principal on our funded debt, letter of credit fees under our credit facilities and funding capital expenditures. For the nine months ended September 30, 2014, we used net cash of $26.3 million for our operating activities.

Our New ABL Facility credit agreement, among other things, restricts certain capital expenditures and requires that the Company, in effect, maintain availability of at least 10% of the lesser of the aggregate amount of commitments from all lenders or the borrowing base.

We have a considerable amount of indebtedness. As of September 30, 2014, we had $1,116.8 million in aggregate par value of outstanding indebtedness, the majority of which matures in 2019. We also have considerable future funding obligations for our single-employer pension plans and various multi-employer pension funds. We expect our funding obligations for the remainder of 2014 for our single-employer pension plans and multi-employer pension funds will be $6.8 million and $23.2 million, respectively. In addition, we have, and will continue to have, substantial operating lease obligations. As of September 30, 2014, our minimum rental expense under operating leases for the remainder of the year is $14.0 million. As of September 30, 2014, our operating lease obligations through 2025 totaled $153.7 million and is expected to increase as we lease additional revenue equipment. As of September 30, 2014, our Standard & Poor’s Corporate Family Rating was “CCC+” and Moody’s Investor Service Corporate Family Rating was “B3”.

Our capital expenditures for the first three quarters of 2014 and 2013 were $47.6 million and $56.5 million, respectively. These amounts were principally used to fund replacement engines and trailer refurbishments for our revenue fleet, capitalized costs for our network facilities and technology infrastructure. Additionally, for the first three quarters of 2014, we entered into new operating leases for revenue equipment for $11.8 million, payable over the average lease term of three years. In light of our operating results and liquidity needs, we have deferred certain capital expenditures and expect to continue to do so for the remainder of 2014. As a result, the average age of our fleet is increasing, which may affect our maintenance costs and operational efficiency unless we are able to obtain suitable lease financing to meet our replacement equipment needs.

Credit Facility Covenants

On February 13, 2014, we completed the 2014 Financing Transactions and refinanced the debt associated with our prior credit facilities. We entered into a New Term Loan credit agreement with new financial covenants that, among other things, restricts certain capital expenditures and requires us to maintain a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below).

On September 25, 2014, the Company entered into the Credit Agreement Amendment to, among other things, adjust the maximum permitted total leverage ratio through December 31, 2016 and increase the applicable interest rate over the same period.

The Credit Agreement Amendment resets the total maximum leverage ratio covenants as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
June 30, 2014	6.00 to 1.00	June 30, 2016	3.75 to 1.00
September 30, 2014	5.25 to 1.00	September 30, 2016	3.75 to 1.00
December 31, 2014	5.25 to 1.00	December 31, 2016	3.50 to 1.00
March 31, 2015	5.00 to 1.00	March 31, 2017	3.25 to 1.00
June 30, 2015	4.75 to 1.00	June 30, 2017	3.25 to 1.00
September 30, 2015	4.50 to 1.00	September 30, 2017	3.25 to 1.00
December 31, 2015	4.25 to 1.00	December 31, 2017 and thereafter	3.00 to 1.00
March 31, 2016	4.00 to 1.00

Upon effectiveness of the Credit Agreement Amendment, each consenting lender received a fee equal to 0.25% of their outstanding exposure, resulting in $1.7 million of fees paid in the third quarter of 2014. These fees have been included in ‘Other Assets’ on the consolidated balance sheet and will be amortized over the remaining life of the New Term Loan.

Consolidated Adjusted EBITDA, defined in the Credit Agreement Amendment as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees, expenses associated with certain lump sum payments to our IBT employees and the results of permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our Credit Agreement Amendment, is the aggregate principal amount of indebtedness outstanding. Our total leverage ratio for the four consecutive fiscal quarters ending September 30, 2014 was 4.94 to 1.00.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Credit Agreement Amendment, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for the next twelve months. In order for us to maintain compliance with the maximum total leverage ratio over the term of the New Term Loan, we must achieve operating results which reflect continuing improvement over our recent results.

Our ability to satisfy our liquidity needs and meet future stepped-up covenants is primarily dependent on improvements to our profitability. Improvements to our profitability primarily include continued successful implementation and realization of productivity and efficiency initiatives including those identified in the modified labor agreement as well as pricing improvements. Some of these are outside of our control.

In the event our operating results indicate we will not meet our maximum total leverage ratio, we may take action to improve our maximum total leverage ratio which will include paying down our outstanding indebtedness with either cash on hand or from cash proceeds from equity issuances. The issuance of equity is outside of our control and there can be no assurance that we will be able to issue additional equity at terms that are agreeable to us or that we would have sufficient cash on hand to meet the maximum total leverage ratio.

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

Cash Flows

Operating Cash Flow

Net cash used in operating activities was $26.3 million in the first three quarters of 2014 compared to $3.0 million in the first three quarters of 2013. This increase in cash utilization is primarily attributable to a $32.0 million year-over-year increase in the change in accounts receivable due to increased revenue, offset by a $10.1 million year-over-year decrease in net loss.

Investing Cash Flow

Investing cash flows increased by $52.1 million during the first three quarters of 2014 compared to the same period in 2013, largely driven by a net $57.1 million in proceeds from restricted escrow in 2014, compared to $19.9 million in proceeds in 2013. The 2014 restricted escrow deposits consist mostly of $38.6 million for the New ABL Facility, offset by the reduction of the $90.0 million receipt for the Prior ABL Facility and the reduction of deposits required for our New ABL Facility due to an increase in the borrowing base. In addition there was an $8.9 million decrease in the acquisition of property and equipment as we are using operating leases to procure our revenue equipment.

Financing Cash Flow

Net cash provided by financing activities for the first three quarters of 2014 was $8.2 million compared to net cash used in financing activities of $6.3 million in the first three quarters of 2013. The cash provided during the first three quarters of 2014 was driven by the issuance of $693.0 million in long-term debt for the New Term Loan and $250.0 million equity issuance proceeds. These were offset by $888.7 million of repayments on our long-term debt. The repayments primarily consisted of $298.1 million for the

Prior Term Loan, $324.9 million for the Prior ABL Facility, $69.4 million for the 6% Notes and $183.5 million for the Series A Notes. We also had $29.0 million in debt issuance costs and $17.1 million in equity issuance costs related to our new debt and equity issued in 2014. During the first three quarters of 2013, the use of cash was driven by $6.6 million of repayments on other long-term debt.

Non-union Pension Obligations

In the third quarter of 2014, Congress passed the “Highway and Transportation Funding Act of 2014” (“HATFA”) that, among other things, changed the way future minimum required contributions are calculated for certain pension plans. As a result, our expected cash contributions for our non-union sponsored U.S. pension plans for 2014-2018 are expected to be approximately $90 million lower than the estimate provided in our annual report on Form 10-K for the year ended December 31, 2013. As of September 30, 2014, the contributions to our non-union sponsored U.S. pension plans are expected to be as follows:

(in millions)	Expected Cash Contributions
Remainder of 2014	$6.3
2015	62.9
2016	60.7
2017	78.6
2018	57.9

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual cash obligations and other commercial commitments as of September 30, 2014.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of September 30, 2014:

	Payments Due by Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Balance sheet obligations:(a)
ABL borrowings, including interest and unused line fees	$0.3	$0.6	$0.4	$—	$1.3
Long-term debt, including interest	83.2	128.8	750.7	—	962.7
Lease financing obligations	40.9	81.9	68.3	38.5	229.6	(b)
Multi-employer pension deferral obligations, including interest	8.8	17.6	17.7	123.2	167.3
Workers’ compensation, property damage and liability claims obligations	85.1	102.4	54.4	97.9	339.8	(c)
Off balance sheet obligations:
Operating leases	56.2	55.5	27.4	14.6	153.7
Letter of credit fees	9.1	18.1	12.4	—	39.6
Future service obligations (d)	8.7	—	—	—	8.7
Capital expenditures	4.1	—	—	—	4.1
Total contractual obligations	$296.4	$404.9	$931.3	$274.2	$1,906.8

(a)
Total liabilities for uncertain income tax positions as of September 30, 2014 were $20.5 million and are classified on our consolidated balance sheet within “Claims and Other Liabilities” and are excluded from the table above.

(b)
The $229.6 million of lease financing obligation payments represent interest payments of $167.6 million and principal payments of $62.0 million. The remaining principle obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

(c)	The workers’ compensation, property damage and liability claims obligations represent our undiscounted estimate of future payments for these obligations, not all of which are contractually required.

(d)	Future service obligations consist primarily of hardware and software maintenance contracts.

During the nine months ended September 30, 2014, we entered into new operating leases for revenue equipment of $11.8 million with a capital value of $13.2 million.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	1-3 years	3-5 years		After 5 years	Total
Unused line of credit
New ABL Facility(a)	$—	$—	$75.5	(b)	$—	$75.5
Letters of credit	—	—	372.9		—	372.9
Surety bonds	117.7	—	—		—	117.7
Total commercial commitments	$117.7	$—	$448.4		$—	$566.1

(a)	At September 30, 2014 we held $33.6 million in restricted escrow, which represents cash collateral on our New ABL Facility.

(b)
The unused line of credit that may actually be drawn is limited by certain financial covenants in the New ABL Facility. As of September 30, 2014, the amount that actually may be drawn on the New ABL Facility is $31.5 million.

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

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of September 30, 2014 and have concluded that our disclosure controls and procedures were effective as of September 30, 2014.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our Consolidated Financial Statements included with this quarterly report on Form 10-Q.

Item 1A. Risk Factors

There were no material changes during the quarter to the Risk Factors disclosed in Part I, Item 1A - “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013 and in our Form 10-Q for the quarter ended June 30, 2014.

Item 6. Exhibits

(10) Material Contracts

10.1
Amendment No. 1 to Credit Agreement dated as of September 25, 2014, by and among the Company, as borrower, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch as administrative agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on September 25, 2014, File No. 000-12255).

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

YRC WORLDWIDE INC.

Date: October 30, 2014	/s/ James L. Welch
James L. Welch
Chief Executive Officer

Date: October 30, 2014	/s/ Jamie G. Pierson
Jamie G. Pierson
Executive Vice President and
Chief Financial Officer