Form 10-Q
period 2015-03-31
YRC Worldwide Inc.
filed 2015-04-30
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2015
Common Stock, $0.01 par value per share	32,752,973 shares

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries
(Amounts in millions except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$136.4	$171.1
Restricted amounts held in escrow	17.9	28.9
Accounts receivable, net	515.5	470.5
Prepaid expenses and other	89.8	81.2
Total current assets	759.6	751.7
Property and Equipment:
Cost	2,830.5	2,819.6
Less – accumulated depreciation	(1,859.5)	(1,825.4)
Net property and equipment	971.0	994.2
Intangibles, net	54.9	60.3
Restricted amounts held in escrow	60.2	60.2
Deferred income taxes, net	21.2	21.4
Other assets	99.3	97.2
Total Assets	$1,966.2	$1,985.0
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$204.6	$172.2
Wages, vacations and employee benefits	189.0	176.6
Deferred income taxes, net	21.2	21.4
Other current and accrued liabilities	181.9	202.2
Current maturities of long-term debt	14.2	31.1
Total current liabilities	610.9	603.5
Other Liabilities:
Long-term debt, less current portion	1,074.0	1,078.8
Deferred income taxes, net	1.1	1.5
Pension and postretirement	447.7	460.3
Claims and other liabilities	312.2	315.2
Commitments and contingencies
Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.3	0.3
Capital surplus	2,307.7	2,290.9
Accumulated deficit	(2,261.6)	(2,240.0)
Accumulated other comprehensive loss	(433.4)	(432.8)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(479.7)	(474.3)
Total Liabilities and Shareholders’ Deficit	$1,966.2	$1,985.0
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE LOSS
YRC Worldwide Inc. and Subsidiaries
For the Three Months Ended March 31
(Amounts in millions except per share data, shares in thousands)
(Unaudited)

	Three Months
	2015	2014
Operating Revenue	$1,186.4	$1,210.9
Operating Expenses:
Salaries, wages and employee benefits	707.3	725.7
Operating expenses and supplies	228.2	283.7
Purchased transportation	133.4	131.9
Depreciation and amortization	41.6	41.0
Other operating expenses	70.9	60.8
Losses on property disposals, net	1.3	0.2
Total operating expenses	1,182.7	1,243.3
Operating Income (Loss)	3.7	(32.4)
Nonoperating Expenses:
Interest expense	27.6	58.2
(Gain) loss on extinguishment of debt	0.6	(11.2)
Other, net	(4.3)	(5.1)
Nonoperating expenses, net	23.9	41.9
Loss before income taxes	(20.2)	(74.3)
Income tax (benefit) expense	1.4	(4.1)
Net loss	(21.6)	(70.2)
Amortization of beneficial conversion feature on preferred stock	—	(18.1)
Net Loss Attributable to Common Shareholders	(21.6)	(88.3)

Net loss	(21.6)	(70.2)
Other comprehensive income (loss), net of tax	(0.6)	0.9
Comprehensive Loss Attributable to YRC Worldwide Inc.	$(22.2)	$(69.3)

Average Common Shares Outstanding – Basic	30,799	22,344
Average Common Shares Outstanding – Diluted	30,799	22,344

Loss Per Share – Basic	$(0.70)	$(3.95)
Loss Per Share – Diluted	$(0.70)	$(3.95)
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Three Months Ended March 31
(Amounts in millions)
(Unaudited)

	2015	2014
Operating Activities:
Net loss	$(21.6)	$(70.2)
Noncash items included in net loss:
Depreciation and amortization	41.6	41.0
Paid-in-kind interest on Series A Notes and Series B Notes	0.4	10.1
Amortization of deferred debt costs	1.6	3.3
Amortization of premiums and discounts on debt	1.0	17.7
Equity based compensation expense	0.5	6.6
Losses on property disposals, net	1.3	0.2
(Gain) loss on extinguishment of debt	0.6	(11.2)
Other noncash items, net	(1.9)	(3.3)
Changes in assets and liabilities, net:
Accounts receivable	(46.4)	(75.4)
Accounts payable	25.6	37.2
Other operating assets	(7.1)	(16.9)
Other operating liabilities	(21.4)	4.7
Net cash used in operating activities	(25.8)	(56.2)
Investing Activities:
Acquisition of property and equipment	(21.3)	(11.7)
Proceeds from disposal of property and equipment	5.5	0.6
Restricted escrow receipts	21.0	90.7
Restricted escrow deposits	(10.0)	(171.6)
Other, net	0.4	3.4
Net cash used in investing activities	(4.4)	(88.6)
Financing Activities:
Issuance of long-term debt	—	693.0
Repayments of long-term debt	(4.5)	(789.5)
Debt issuance costs	—	(27.4)
Equity issuance costs	—	(17.1)
Equity issuance proceeds	—	250.0
Net cash (used in) provided by financing activities	(4.5)	109.0
Net Decrease In Cash and Cash Equivalents	(34.7)	(35.8)
Cash and Cash Equivalents, Beginning of Period	171.1	176.3
Cash and Cash Equivalents, End of Period	$136.4	$140.5

Supplemental Cash Flow Information:
Interest paid	$(25.6)	$(39.4)
Income tax refund, net	$2.2	$13.6
The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Three Months Ended March 31, 2015
(Amounts in millions)
(Unaudited)

Preferred Stock:
Beginning and ending balance	$—
Common Stock:
Beginning and ending balance	$0.3
Capital Surplus:
Beginning balance	$2,290.9
Share-based compensation	(1.7)
Issuance of equity upon conversion and exchange of Series B Notes	18.5
Ending balance	$2,307.7
Accumulated Deficit:
Beginning balance	$(2,240.0)
Net loss	(21.6)
Ending balance	$(2,261.6)
Accumulated Other Comprehensive Loss:
Beginning balance	$(432.8)
Reclassification of net pension actuarial losses to net loss, net of tax	4.1
Foreign currency translation adjustments	(4.7)
Ending balance	$(433.4)
Treasury Stock, At Cost:
Beginning and ending balance	$(92.7)
Total Shareholders’ Deficit	$(479.7)
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

At March 31, 2015, approximately 78% of our labor force is subject to collective bargaining agreements, which predominantly expire in March 2019.

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

We make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and notes. Actual results could differ from those estimates. We have prepared the Consolidated Financial Statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included in these financial statements herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Fair Value of Financial Instruments

The following table summarizes the fair value hierarchy of our financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2015:

		Fair Value Measurement Hierarchy
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$17.9	$17.9	$—	$—
Restricted amounts held in escrow-long term	60.2	60.2	—	—
Total assets at fair value	$78.1	$78.1	$—	$—

Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value based on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these instruments.

Reclassifications Out of Accumulated Other Comprehensive Loss

For the three months ended March 31, 2015 and 2014, we reclassified the amortization of our net pension loss totaling $4.1 million and $2.0 million, respectively, net of tax, from accumulated other comprehensive loss to net loss. This reclassification is a component of net periodic pension cost and is discussed in the “Employee Benefits” footnote.

Impact of Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued new authoritative literature, Interest - Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the accounting treatment for debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by this update. The guidance, which requires retrospective application, is effective for the Company beginning January 1, 2016, but early adoption is allowed. The Company is currently evaluating this newly-issued guidance and the impact it will have on our Consolidated Financial Statements.

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

On February 13, 2014, we replaced our prior credit facilities with a new $450 million asset-based loan (the “ABL Facility”) and a new $700 million term loan facility (“Term Loan”). The ABL Facility supports our outstanding letters of credit commitments.

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

We accounted for the A&R CDA maturity extension as a debt modification and the remaining transactions as extinguishment of debt and issuance of new debt. We recorded a gain on extinguishment of debt of $11.2 million associated with this transaction during the three months ended March 31, 2014, $16.3 million of which related to the acceleration of net premiums on our old debt, partially offset by $5.1 million of additional expense related to the fair value of the incremental shares provided to those Series B Note holders who exchanged their outstanding balances at a conversion price of $15.00 per share. We recorded, in “interest expense” on the statements of consolidated comprehensive loss, $8.0 million of make-whole interest related to the Series B Notes exchanged during the three months ended March 31, 2014. We paid $43.8 million of fees associated with these transactions of which $26.7 million was recorded as unamortized deferred debt costs in “other assets” in the consolidated balance sheet in the first quarter of 2014 and will be recognized as interest expense over the term of the Term Loan and ABL Facility and $17.1 million offset the equity proceeds of our stock purchase agreements.

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

4. Debt and Financing

Our outstanding debt as of March 31, 2015 and December 31, 2014 consisted of the following:

As of March 31, 2015 (in millions)	Par Value	Discount	Book Value	Stated Interest Rate	Average Effective Interest Rate
Term Loan	$691.3	$(5.4)	$685.9	8.3%	8.5%
ABL Facility(a)	—	—	—	N/A	N/A
Secured Second A&R CDA	46.2	—	46.2	3.3-18.3%	7.3%
Unsecured Second A&R CDA	73.2	—	73.2	3.3-18.3%	7.3%
Lease financing obligations	282.7	—	282.7	10.0-18.2%	12.0%
Other	0.2	—	0.2
Total debt	$1,093.6	$(5.4)	$1,088.2
Current maturities of Term Loan	(7.0)	—	(7.0)
Current maturities of lease financing obligations	(7.0)	—	(7.0)
Current maturities of other	(0.2)	—	(0.2)
Long-term debt	$1,079.4	$(5.4)	$1,074.0

(a)
As of March 31, 2015, the borrowing base and availability on our ABL Facility were $450.0 million and $84.2 million, respectively. The availability is calculated in accordance with the terms of the ABL Facility and is derived by reducing the borrowing base by our $365.8 million of outstanding letters of credit as of March 31, 2015. The amount which is actually able to be drawn is limited by certain financial covenants in the ABL Facility to $39.2 million.

As of December 31, 2014 (in millions)	Par Value	Premium/ (Discount)	Book Value	Stated Interest Rate	Average Effective Interest Rate
Term Loan	$693.0	$(5.7)	$687.3	8.3%	8.5%
ABL Facility(a)	—	—	—	N/A	N/A
Series B Notes	17.7	(0.6)	17.1	10.0%	25.6%
Secured Second A&R CDA	47.0	—	47.0	3.3-18.3%	7.3%
Unsecured Second A&R CDA	73.2	—	73.2	3.3-18.3%	7.3%
Lease financing obligations	285.1	—	285.1	10.0-18.2%	12.0%
Other	0.2	—	0.2
Total debt	$1,116.2	$(6.3)	$1,109.9
Current maturities of Term Loan	(7.0)	—	(7.0)
Current maturities of Series B Notes	(17.7)	0.6	(17.1)
Current maturities of lease financing obligations	(6.8)	—	(6.8)
Current maturities of other	(0.2)	—	(0.2)
Long-term debt	$1,084.5	$(5.7)	$1,078.8

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

Series B Exchange

Our Series B Notes, which matured on March 31, 2015, were convertible into our common stock, at the conversion price per share of approximately $18.5334 and a conversion rate of 53.9567 common shares per $1,000 of the Series B Notes (such conversion price and conversion rate applying also to the Series B Notes make whole premium).

On March 25, 2015, we entered into an exchange agreement with certain holders of our Series B Notes to exchange their outstanding principal and accrued interest balances totaling $17.9 million at conversion price of $18.00 per share for an aggregate 994,689 shares of Common Stock. During the three months ended March 31, 2015, we recorded $0.6 million of additional expense related to the fair value of the incremental shares provided to those holders who exchanged their outstanding balances. At maturity on March 31, 2015, we repaid the holders of the remaining outstanding Series B Notes approximately $0.3 million of cash.

As discussed in the “2014 Financing Transactions” footnote, on January 31, 2014, certain holders of our Series B Notes exchanged their outstanding notes as part of an exchange agreement. Outside of these exchange agreements, during the three months ended March 31, 2014, $1.2 million of aggregate principal amount of Series B Notes were converted into 75,900 shares of our common stock, which includes the make whole premium.  Upon conversion, during the three months ended March 31, 2014, we recorded $0.4 million of additional interest expense representing the $0.2 million make whole premium and $0.2 million of accelerated amortization of the discount on converted Series B Notes.

Fair Value Measurement

The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	March 31, 2015		December 31, 2014
(in millions)	Carrying amount	Fair Value	Carrying amount	Fair Value
Term Loan	$685.9	$681.6	$687.3	$685.4
Series B Notes	—	—	17.1	17.7
Lease financing obligations	282.7	282.7	285.1	282.2
Other	119.6	117.9	120.4	119.1
Total debt	$1,088.2	$1,082.2	$1,109.9	$1,104.4

The fair values of the Term Loan, ABL Facility, Series B Notes and the Secured and Unsecured A&R CDA (included in “Other” above) were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the lease financing obligations is estimated using a publicly traded secured loan with similar characteristics (level three input for fair value measurement).

5. Liquidity

For a description of our outstanding debt as of March 31, 2015, please refer to the “Debt and Financing” footnote in our Consolidated Financial Statements.

Credit Facility Covenants

Our Term Loan credit agreement has certain financial covenants that, among other things, restricts certain capital expenditures and requires us to maintain a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below). On September 25, 2014, the Company entered into Amendment No. 1 to its Credit Agreement (the “Credit Agreement Amendment”), which amended the Term Loan to, among other things, adjust the maximum permitted total leverage ratio through December 31, 2016 and increase the applicable interest rate over the same period.

Our Credit Agreement Amendment total maximum leverage ratio covenants are as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
March 31, 2015	5.00 to 1.00	September 30, 2016	3.75 to 1.00
June 30, 2015	4.75 to 1.00	December 31, 2016	3.50 to 1.00
September 30, 2015	4.50 to 1.00	March 31, 2017	3.25 to 1.00
December 31, 2015	4.25 to 1.00	June 30, 2017	3.25 to 1.00
March 31, 2016	4.00 to 1.00	September 30, 2017	3.25 to 1.00
June 30, 2016	3.75 to 1.00	December 31, 2017 and thereafter	3.00 to 1.00

Consolidated Adjusted EBITDA, defined in our Credit Agreement Amendment as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees, nonrecurring consulting fees, expenses associated with certain lump sum payments to our International Brotherhood of Teamsters (“IBT”) employees and the results of permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our Credit Agreement Amendment, is the aggregate principal amount of indebtedness outstanding. Our total leverage ratio for the four consecutive fiscal quarters ended March 31, 2015 was 3.90 to 1.00.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Credit Agreement Amendment, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for at least the next twelve months. In order for us to maintain compliance with the maximum total leverage ratio over the tenor of the Term Loan, we must achieve operating results which reflect continuing improvement over our recent results.

Our ability to satisfy our liquidity needs and meet future stepped-up covenant requirements is primarily dependent on improving our profitability. Improvements to our profitability include continued successful implementation and realization of productivity and efficiency initiatives as well as increased volume and pricing improvements, some of which are outside of our control.

In the event our operating results indicate we will not meet our maximum total leverage ratio, we will take action to improve our maximum total leverage ratio which may include paying down our outstanding indebtedness with either cash on hand or from cash proceeds from equity issuances. The issuance of equity is outside of our control and there can be no assurance that we will be able to issue additional equity at terms that are agreeable to us or that we would have sufficient cash on hand to pay down debt in order to meet the maximum total leverage ratio.

Risks and Uncertainties Regarding Future Liquidity

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net operating cash flows from operations. The unused line of credit that may actually be drawn is limited by certain financial covenants. As of March 31, 2015, the amount that actually may be drawn on the ABL Facility was $39.2 million. As of March 31, 2015, we had cash and cash equivalents of $136.4 million, and cash and cash equivalents and amounts able to be drawn on our ABL Facility totaling $175.6 million. For the three months ended March 31, 2015, we used net cash of $25.8 million for our operating activities.

Our principal uses of cash are to fund our operations, including making contributions to our single-employer pension plans and various multi-employer pension funds, and to meet our other cash obligations including, but not limited to, paying cash interest and principal on our funded debt, payments on our equipment leases and funding capital expenditures.

Our ABL Facility credit agreement, among other things, restricts certain capital expenditures and requires that the Company, in effect, maintain availability of at least 10% of the lesser of the aggregate amount of commitments from all lenders or the borrowing base.

We have a considerable amount of indebtedness. As of March 31, 2015, we had $1,093.6 million in aggregate par value of outstanding indebtedness, the majority of which matures in 2019. We also have considerable future funding obligations for our single-employer pension plans and various multi-employer pension funds. We expect our funding obligations for the remainder of 2015 for our single-employer pension plans and multi-employer pension funds will be $47.0 million and $66.1 million, respectively. In addition, we have, and will continue to have, substantial operating lease obligations. As of March 31, 2015, our minimum rental expense under operating leases for the remainder of the year is $48.7 million. As of March 31, 2015, our operating lease obligations through 2025 totaled $206.4 million and is expected to increase as we lease additional revenue equipment.

Our capital expenditures for the three months ended March 31, 2015 and 2014 were $21.3 million and $11.7 million, respectively. These amounts were primarily for purchases of used tractors and trailers and refurbished engines for our revenue fleet. Additionally, for the three months ended March 31, 2015, we entered into new operating leases for revenue equipment for $47.6 million, payable over the average lease term of four years.

6. Employee Benefits

The following table presents the components of our company-sponsored pension costs for the three months ended March 31:

	Three Months
(in millions)	2015	2014
Service cost	$1.2	$1.0
Interest cost	14.3	15.2
Expected return on plan assets	(15.0)	(13.4)
Amortization of net pension loss	4.0	3.2
Total periodic pension cost	$4.5	$6.0

We expect to contribute $60.3 million to our company-sponsored pension plans in 2015 of which we have contributed $13.3 million through March 31, 2015.

7. Income Taxes

Our effective tax rate for the three months ended March 31, 2015 was (6.9)%, compared to 5.5% for the three months ended March 31, 2014 . The significant items impacting the 2015 rate include a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2015. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At March 31, 2015 and December 31, 2014, substantially all of our net deferred tax assets were subject to a valuation allowance.

Customarily, a loss before income taxes would generate income tax benefit. Our income tax expense reported for the three months ended March 31, 2015, notwithstanding the corresponding loss before income taxes, results from foreign and certain state taxable income; no net U.S. federal benefit is recognizable after the required valuation allowance for an expected federal loss carryforward.

Concurrent with the financing transactions of January 31, 2014 described in the “2014 Financing Transactions” footnote, the Company experienced a change of ownership as described in Section 382 of the Internal Revenue Code.  The impact of the 2014 ownership change on the Company’s ability to utilize its Net Operating Loss carryforwards and other tax attributes is not material as most of the carryforwards to which this ownership change applies already have been significantly limited by previous ownership changes occurring in 2011 and 2013.

8. Shareholders’ Deficit

The following reflects the activity in the shares of our common stock for the three months ended March 31, 2015:

(shares in thousands)	2015
Beginning balance	30,667
Issuance of equity awards	260
Issuance of common stock upon conversion or exchange of Series B Notes	995
Ending balance	31,922

9. Stock Compensation Plans

Performance Based Awards

On March 9, 2015, the Company granted performance stock unit awards (“2015 Performance Awards”) to employees. The awards provide a target number of shares that vest equally over three years, with the first vesting occurring on February 23, 2016. In addition to meeting service conditions, the number of performance stock units to be received depends on the attainment of defined Company-wide performance goals for 2015 based on adjusted return on invested capital over a one year performance period. The number of performance stock units ultimately earned will range between zero to 200% of the target award.

A summary of performance based unvested stock unit activity at target is as follows:

(stock units in thousands)	Target Number of Units(a)	Weighted Average Fair Value
Unvested performance stock unit awards, at December 31, 2014	—	—
2015 Performance Awards granted	203	$18.23
2015 Performance Awards forfeited	—	—
Unvested performance stock unit awards, at March 31, 2015	203	$18.23
(a) For the 2015 Performance Awards, participants in the aggregate can earn up to a maximum of 406 thousand performance stock units.

The Company expenses the grant date fair value of the awards which are probable of being earned over their performance period. Compensation cost on performance based awards was $0.3 million for the three months ended March 31, 2015. As of March 31, 2015, at target performance, $3.5 million of unrecognized compensation cost related to performance based awards is expected to be recognized over a weighted-average period of 2.9 years.

10. Earnings (Loss) Per Share

Given our net loss position for the three months ended March 31, 2015 and March 31, 2014, there were no dilutive securities for these periods. Our anti-dilutive securities for the three months ended March 31 are as follows:

(shares, options and stock units in thousands)	2015	2014
Anti-dilutive shares, options, and stock units	1,154	714
Anti-dilutive Series A Notes	—	2,675
Anti-dilutive Series B Notes	—	982

11. Business Segments

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

We have the following reportable segments, which are strategic business units that offer complementary transportation services to our customers:

•
YRC Freight is the reporting segment for our transportation service providers focused on business opportunities in national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. This unit includes our LTL subsidiary YRC Freight and YRC Reimer, a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico, Puerto Rico and Guam.

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

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/ Eliminations	Consolidated
As of March 31, 2015
Identifiable assets	$1,483.0	$783.5	$(300.3)	$1,966.2
As of December 31, 2014
Identifiable assets	$1,462.1	$685.7	$(162.8)	$1,985.0
Three Months Ended March 31, 2015
External revenue	$737.6	$448.8	$—	$1,186.4
Operating income (loss)	$0.2	$4.6	$(1.1)	$3.7
Three Months Ended March 31, 2014
External revenue	$756.8	$454.1	$—	$1,210.9
Operating income (loss)	$(32.5)	$7.9	$(7.8)	$(32.4)

12. Commitments, Contingencies and Uncertainties

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

The individual defendants are former officers of our Company. No current officers or directors are named in the lawsuit. The parties participated in voluntary mediation between March 11, 2013 and April 15, 2013. The mediation resulted in the execution of a mutually acceptable settlement agreement by the parties. Substantially all of the payments contemplated by the settlement would be covered by our liability insurance. The self-insured retention on this matter has been accrued.

The settlement agreement required court approval.  On August 19, 2013, November 18, 2013, and February 11, 2015, the district court denied Plaintiffs’ motions for preliminary approval of the settlement.  On March 4, 2015, the district court set the case for trial beginning June 6, 2016.  On March 20, 2015, Plaintiffs filed a Petition for Writ of Mandamus in the United States Court of Appeals for the Tenth Circuit, seeking an order requiring the district court to vacate the trial setting and to give further consideration to the settlement agreement.  On April 28, 2015, the Court of Appeals denied plaintiffs’ petition for mandamus.

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
Consolidated Results of Operations — an analysis of our consolidated results of operations for the three months ended March 31, 2015 and 2014.
Reporting Segment Results of Operations — an analysis of our results of operations for the three months ended March 31, 2015 and 2014 for our YRC Freight and Regional Transportation reporting segments.
Certain Non-GAAP Financial Measures — an analysis of selected non-GAAP financial measures for the three months ended March 31, 2015 and 2014.
Financial Condition/Liquidity and Capital Resources — a discussion of our major sources and uses of cash and an analysis of our cash flows and aggregate contractual obligations and commercial commitments.
The “first quarter” of the years discussed below refer to the three months ended March 31, respectively.
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

•	Non-GAAP Financial Measures: We use certain non-GAAP financial measures to assess our performance. These include (without limitation) EBITDA and adjusted EBITDA:

◦
EBITDA: a non-GAAP measure that reflects our earnings before interest, taxes, depreciation, and amortization expense. EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance.

◦
Adjusted EBITDA: a non-GAAP measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and further adjusts for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees, nonrecurring consulting fees, expenses associated with certain lump sum payments to our IBT employees and the results of permitted dispositions, discontinued operations, among other items, as defined in our credit facilities. Adjusted EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance and to measure compliance with financial covenants in our credit facilities.

Our non-GAAP financial measures have the following limitations:

◦	EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or fund principal payments on our outstanding debt;

◦
Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to fund restructuring professional fees, nonrecurring consulting fees, letter of credit fees, service interest, principal payments on our outstanding debt or lump sum payments to our IBT employees required under the modified labor agreement;

◦
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA and adjusted EBITDA do not reflect any cash requirements for such replacements;

◦
Equity-based compensation is an element of our long-term incentive compensation package, although adjusted EBITDA excludes employee equity-based compensation expense when presenting our ongoing operating performance for a particular period;

◦	Other companies in our industry may calculate adjusted EBITDA differently than we do, potentially limiting their usefulness as comparative measures.

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

The table below provides summary consolidated financial information for the first quarter of 2015 and 2014:

	First Quarter
(in millions)	2015	2014	Percent Change
Operating revenue	$1,186.4	$1,210.9	(2.0)%
Operating income (loss)	$3.7	$(32.4)	111.4%
Nonoperating expenses, net	$23.9	$41.9	43.0%
Net loss	$(21.6)	$(70.2)	69.2%

First Quarter of 2015 Compared to the First Quarter of 2014

Our consolidated operating revenue decreased 2.0% during the first quarter of 2015 compared to the same period in 2014. The decrease in revenue is primarily attributed to strategic declines in volumes at YRC Freight, as our focus has been on yield improvement over tonnage growth and a reduction in our fuel surcharge revenue. Offsetting this decrease was increased yield over the comparable prior year period, which was largely driven by our commitment to maintain and grow yield and a stronger pricing environment.

Operating expenses for the first quarter of 2015 decreased $60.6 million, or 4.9%, compared to the same period in 2014. The decrease in operating expenses was driven by a $55.5 million, or 19.6%, decrease in operating expenses and supplies and an $18.4 million, or 2.5%, decrease in salaries, wages and employee benefits, partially offset by a $10.1 million, or 16.6%, increase in other operating expenses.

•
The $55.5 million, or 19.6%, decrease in operating expenses and supplies in the first quarter of 2015 was primarily the result of a $60.9 million decrease in fuel expense compared to the first quarter of 2014. This decrease was largely driven by lower fuel prices on a per gallon basis, as well as fewer miles driven. This decrease in fuel prices also decreased our revenue as discussed above.

•
The $18.4 million, or 2.5%, decrease in salaries, wages and employee benefits was largely driven by lower total shipments in 2015 compared to 2014, which required less employee hours to process freight.

•
The $10.1 million, or 16.6%, increase in other operating expenses was primarily driven by an $8.4 million increase in our bodily injury and property damage claim expense as a result of unfavorable development of our outstanding claims.

Nonoperating expenses decreased $18.0 million in the first quarter of 2015 compared to the first quarter of 2014. In the first quarter of 2014, we incurred additional interest expense that was driven by the acceleration of the amortization of the deferred debt costs on our then-existing Term Loan and then-existing ABL Facility when they were extinguished in the first quarter of 2014. The increase in interest expense was partially offset by the gain we recorded on the extinguishment of debt of $11.2 million in the first quarter of 2014, $16.3 million of which related to the acceleration of net premiums on our old debt, partially offset by $5.1 million of additional expense related to the fair value of the incremental shares provided to those Series B Note holders who exchanged their outstanding balances at a conversion price of $15.00 per share.

Our effective tax rate for the first quarter of 2015 and 2014 was (6.9)% and 5.5%, respectively. Significant items impacting the first quarter of 2015 rate include a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2015. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At March 31, 2015 and December 31, 2014, substantially all of our net deferred tax assets are subject to a valuation allowance.

Reporting Segment Results of Operations

We evaluate our operating performance using our YRC Freight and Regional Transportation reporting segments:

•
YRC Freight is the reporting segment for our transportation service providers focused on business opportunities in national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management and customer facing organizations. This unit includes our LTL subsidiary YRC Freight and YRC Reimer, a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico, Puerto Rico and Guam.

•
Regional Transportation is the reporting segment for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. The Regional Transportation companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the United States, Canada, Mexico and Puerto Rico.

YRC Freight Results

YRC Freight represented 62% of consolidated operating revenue for both the first quarter of 2015 and 2014. The table below provides summary financial information for YRC Freight for the first quarter of 2015 and 2014:

	First Quarter
(in millions)	2015	2014	Percent Change
Operating revenue	$737.6	$756.8	(2.5)%
Operating income (loss)	$0.2	$(32.5)	100.6%
Operating ratio(a)	100.0%	104.3%	4.3	pp

(a)	pp represents the change in percentage points

First Quarter of 2015 Compared to the First Quarter of 2014

YRC Freight reported operating revenue of $737.6 million in the first quarter of 2015, a decrease of $19.2 million, or 2.5%, compared to the same period in 2014. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the first quarter of 2015 compared to the first quarter of 2014:

	First Quarter
	2015	2014	Percent Change(b)
Workdays	62.5	63.0

Total picked up revenue (in millions) (a)	$737.4	$755.9	(2.5)%
Total tonnage (in thousands)	1,566	1,646	(4.9)%
Total tonnage per day (in thousands)	25.05	26.13	(4.1)%
Total shipments (in thousands)	2,604	2,772	(6.1)%
Total shipments per day (in thousands)	41.66	44.00	(5.3)%
Total picked up revenue per hundred weight	$23.55	$22.96	2.6%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$20.66	$19.09	8.2%
Total picked up revenue per shipment	$283	$273	3.8%
Total picked up revenue per shipment (excluding fuel surcharge)	$249	$227	9.6%
Total weight per shipment (in pounds)	1,203	1,188	1.3%

	First Quarter
(in millions)	2015	2014
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$737.6	$756.8
Change in revenue deferral and other	(0.2)	(0.9)
Total picked up revenue	$737.4	$755.9
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not the rounded figures presented.

The increases in yield are primarily attributable to our commitment to maintain and grow yield and a stronger overall pricing environment. The decrease in volumes were primarily driven by a strategic decision to prioritize yield improvements over tonnage growth.

Operating income for YRC Freight was $0.2 million in the first quarter of 2015 compared to an operating loss of $32.5 million in the same period in 2014. Operating revenue in the first quarter of 2015 was lower by $19.2 million while total operating expenses decreased by $51.9 million, or 6.6%. The decrease in operating expense consisted primarily of a $36.2 million, or 20.6%, decrease in operating expenses and supplies and a $14.2 million, or 3.2%, decrease in salaries, wages and employees’ benefits.

•
The $36.2 million, or 20.6%, decrease in operating expenses and supplies in the first quarter of 2015 was primarily the result of a $36.8 million decrease in fuel expense compared to the first quarter of 2014. This decrease was largely driven by lower fuel prices on a per gallon basis and fewer miles driven. This decrease in fuel prices also decreased the revenue we recognized as a result of our fuel surcharge program and, therefore, this expense decrease was offset. Additionally, we received a $4.1 million legal settlement in the first quarter of 2015 that contributed to this decrease, which was partially offset by an increase in professional services largely driven by a $2.9 million nonrecurring consulting fee.

•
The $14.2 million, or 3.2%, decrease in salaries, wages and employee benefits was largely driven by lower total shipments in 2015 compared to 2014, which required less employee hours to process freight.

Regional Transportation Results

Regional Transportation represented 38% of consolidated revenue in the both the first quarter of 2015 and 2014. The table below provides summary financial information for Regional Transportation for the first quarter of 2015 and 2014:

	First Quarter
(in millions)	2015	2014	Percent Change
Operating revenue	$448.8	$454.1	(1.2)%
Operating income	$4.6	$7.9	(41.8)%
Operating ratio (a)	99.0%	98.3%	(0.7	) pp

(a)	pp represents the change in percentage points

First Quarter of 2015 Compared to the First Quarter of 2014

Regional Transportation reported operating revenue of $448.8 million for the first quarter of 2015, a decrease of $5.3 million, or 1.2%, from the first quarter of 2014. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the first quarter of 2015 compared to the first quarter of 2014:

	First Quarter
	2015	2014	Percent Change(b)
Workdays	64.5	67.0

Total picked up revenue (in millions)(a)	$449.1	$454.4	(1.2)%
Total tonnage (in thousands)	1,976	2,015	(1.9)%
Total tonnage per day (in thousands)	30.64	30.08	1.9%
Total shipments (in thousands)	2,617	2,706	(3.3)%
Total shipments per day (in thousands)	40.58	40.38	0.5%
Total picked up revenue per hundred weight	$11.36	$11.28	0.8%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$10.03	$9.48	5.8%
Total picked up revenue per shipment	$172	$168	2.1%
Total picked up revenue per shipment (excluding fuel surcharge)	$151	$141	7.3%
Total weight per shipment (in pounds)	1,510	1,490	1.4%

	First Quarter
(in millions)	2015	2014
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$448.8	$454.1
Change in revenue deferral and other	0.3	0.3
Total picked up revenue	$449.1	$454.4
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not the rounded figures presented.

The increases in yield are primarily attributable to our disciplined focus to grow yield during the quarter and a stronger overall pricing environment.

Operating income for Regional Transportation was $4.6 million for the first quarter of 2015, a decrease of $3.3 million from the same period in 2014. Operating revenue in the first quarter of 2015 was lower by $5.3 million, while total operating expenses decreased by $2.0 million, or 0.4%. The decrease in total operating expenses was primarily driven by a $19.4 million, or 16.9%, decrease in operating expenses and supplies, partially offset by a $5.4 million, or 21.4%, increase in other operating expenses, a

$5.3 million, or 21.7%, increase in purchased transportation, and a $4.2 million, or 1.6%, increase in salaries, wages and employee benefits.

•
The $19.4 million, or 16.9%, decrease in operating expenses and supplies in the first quarter of 2015 was primarily driven by a $24.1 million decrease in fuel expense compared to the first quarter of 2014. This decrease was largely driven by lower fuel prices on a per gallon basis. This decrease in fuel prices also decreased the revenue we recognized as a result of our fuel surcharge program and, therefore, this expense decrease was offset. The lower fuel costs were partially offset by a $3.7 million increase in vehicle maintenance primarily used to support our aging fleet.

•
The $5.4 million, or 21.4%, increase in other operating expense in the first quarter of 2015 was primarily the result of a $5.7 million increase in our prior year bodily injury and property damage claim expense, as a result of unfavorable claim development on prior year claims.

•
The $5.3 million, or 21.7%, increase in purchased transportation was primarily driven by a $5.4 million increase in vehicle rent expense as our percentage of leased units has increased from prior year due to our strategy of using operating leases to acquire new revenue equipment.

•
The $4.2 million, or 1.6%, increase in in the first quarter of 2015 was primarily the result of a $2.0 million increase in workers’ compensation expense, which was caused, in large part, by unfavorable claim development on prior year claims.

Certain Non-GAAP Financial Measures

As discussed in the “Our Business” section, we use certain non-GAAP financial measures to assess performance. These measures should be considered in addition to the results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, our GAAP financial measures. For segment adjusted EBITDA, we present the reconciliation from operating income (loss) to EBITDA and EBITDA to adjusted EBITDA as it is consistent with how we measure performance.

Consolidated Adjusted EBITDA

The reconciliation of net loss to EBITDA and EBITDA to Adjusted EBITDA (defined in our Term Loan credit agreement as “Consolidated EBITDA”) for the first quarter of 2015 and 2014, and the trailing twelve months ended March 31, 2015, is as follows:

	First Quarter		Four Consecutive Quarters Ending
(in millions)	2015	2014	March 31, 2015
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(21.6)	$(70.2)	$(19.1)
Interest expense, net	27.4	58.1	118.7
Income tax expense (benefit)	1.4	(4.1)	(10.6)
Depreciation and amortization	41.6	41.0	164.2
EBITDA	48.8	24.8	253.2
Adjustments for debt covenants:
(Gains) losses on property disposals, net	1.3	0.2	(10.8)
Letter of credit expense	2.2	5.2	9.1
Restructuring professional fees	—	1.1	3.1
Nonrecurring consulting fees	2.9	—	2.9
Permitted dispositions and other	0.2	0.1	1.8
Equity based compensation expense	0.5	6.6	8.2
Amortization of ratification bonus	5.2	—	20.8
(Gain) loss on extinguishment of debt	0.6	(11.2)	0.6
Other, net(a)	(2.9)	(3.9)	(8.5)
Adjusted EBITDA	$58.8	$22.9	$280.4

(a) As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA under our Term Loan Agreement.

Segment Adjusted EBITDA

The following represents Adjusted EBITDA by segment for the first quarter of 2015 and 2014:

	First Quarter
(in millions)	2015	2014
Adjusted EBITDA by segment:
YRC Freight	$32.1	$(3.7)
Regional Transportation	26.2	25.9
Corporate and other	0.5	0.7
Adjusted EBITDA	$58.8	$22.9

The reconciliation of operating income (loss), by segment, to EBITDA and EBITDA to Adjusted EBITDA for the first quarter of 2015 and 2014 is as follows:

	First Quarter
YRC Freight segment (in millions)	2015	2014
Reconciliation of operating income (loss) to adjusted EBITDA:
Operating income (loss)	$0.2	$(32.5)
Depreciation and amortization	23.9	24.7
EBITDA	24.1	(7.8)
Adjustments for debt covenants:
Gains on property disposals, net	(0.2)	(0.2)
Letter of credit expense	1.5	3.6
Nonrecurring consulting fees	2.9	—
Amortization of ratification bonus	3.3	—
Other nonoperating expenses, net(a)	0.5	0.7
Adjusted EBITDA	$32.1	$(3.7)
 (a) As required under our Term Loan, other nonoperating, net, shown above does not include the impact of non-cash foreign currency gains or losses.

	First Quarter
Regional Transportation segment (in millions)	2015	2014
Reconciliation of operating income to adjusted EBITDA:
Operating income	$4.6	$7.9
Depreciation and amortization	17.7	16.4
EBITDA	22.3	24.3
Adjustments for debt covenants:
Losses on property disposals, net	1.5	0.4
Letter of credit expense	0.5	1.2
Amortization of ratification bonus	1.9	—
Adjusted EBITDA	$26.2	$25.9

	First Quarter
Corporate and other segment (in millions)	2015	2014
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(1.1)	$(7.8)
Depreciation and amortization	—	(0.1)
EBITDA	(1.1)	(7.9)
Adjustments for debt covenants:
Letter of credit expense	0.2	0.4
Restructuring professional fees	—	1.1
Permitted dispositions and other	0.2	0.1
Equity based compensation expense	0.5	6.6
Other nonoperating income, net(a)	0.7	0.4
Adjusted EBITDA	$0.5	$0.7
(a) As required under our Term Loan, other nonoperating, net, shown above does not include the impact of earnings of our equity method investment as well as non-cash foreign currency gains or losses.

Financial Condition/Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net operating cash flows from operations. The unused line of credit that may actually be drawn is limited by certain financial covenants. As of March 31, 2015, the amount that actually may be drawn on the ABL Facility was $39.2 million. As of March 31, 2015, we had cash and cash equivalents of $136.4 million, and cash and cash equivalents and amounts able to be drawn on our ABL Facility totaling $175.6 million. For the three months ended March 31, 2015 we used net cash of $25.8 million for our operating activities.

Our principal uses of cash are to fund our operations, including making contributions to our single-employer pension plans and various multi-employer pension funds, and to meet our other cash obligations including, but not limited to, paying cash interest and principal on our funded debt, payments on our equipment leases and funding capital expenditures.

Our ABL Facility credit agreement, among other things, restricts certain capital expenditures and requires that the Company, in effect, maintain availability of at least 10% of the lesser of the aggregate amount of commitments from all lenders or the borrowing base.

We have a considerable amount of indebtedness. As of March 31, 2015, we had $1,093.6 million in aggregate par value of outstanding indebtedness, the majority of which matures in 2019. We also have considerable future funding obligations for our single-employer pension plans and various multi-employer pension funds. We expect our funding obligations for the remainder of 2015 for our single-employer pension plans and multi-employer pension funds will be $47.0 million and $66.1 million, respectively. In addition, we have, and will continue to have, substantial operating lease obligations. As of March 31, 2015, our minimum rental expense under operating leases for the remainder of the year is $48.7 million. As of March 31, 2015, our operating lease obligations through 2025 totaled $206.4 million and is expected to increase as we lease additional revenue equipment. As of March 31, 2015, our Standard & Poor’s Corporate Family Rating was “CCC+” and Moody’s Investor Service Corporate Family Rating was “B3”.

Our capital expenditures for the first quarter of 2015 and 2014 were $21.3 million and $11.7 million, respectively. These amounts were principally used to fund replacement trailers and refurbished engines for our revenue fleet. Additionally, for the first quarter of 2015, we entered into new operating leases for revenue equipment for $47.6 million, payable over the average lease term of four years.

Credit Facility Covenants

Our Term Loan credit agreement has certain financial covenants that, among other things, restricts certain capital expenditures and requires us to maintain a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below). On September 25, 2014, the Company entered into the Credit Agreement Amendment, which amended the Term Loan to, among other things, adjust the maximum permitted total leverage ratio through December 31, 2016 and increase the applicable interest rate over the same period.

Our Credit Agreement Amendment total maximum leverage ratio covenants is as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
March 31, 2015	5.00 to 1.00	September 30, 2016	3.75 to 1.00
June 30, 2015	4.75 to 1.00	December 31, 2016	3.50 to 1.00
September 30, 2015	4.50 to 1.00	March 31, 2017	3.25 to 1.00
December 31, 2015	4.25 to 1.00	June 30, 2017	3.25 to 1.00
March 31, 2016	4.00 to 1.00	September 30, 2017	3.25 to 1.00
June 30, 2016	3.75 to 1.00	December 31, 2017 and thereafter	3.00 to 1.00

Consolidated Adjusted EBITDA, defined in the Credit Agreement Amendment as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees, nonrecurring consulting fees, expenses associated with certain lump sum payments to our IBT employees and the results of permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our Credit Agreement Amendment, is the aggregate principal amount of indebtedness outstanding. Our total leverage ratio for the four consecutive fiscal quarters ending March 31, 2015 was 3.90 to 1.00.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Credit Agreement Amendment, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for at least the next twelve months. In order for us to maintain compliance with the maximum total leverage ratio over the tenor of the Term Loan, we must achieve operating results which reflect continuing improvement over our recent results.

Our ability to satisfy our liquidity needs and meet future stepped-up covenant requirements is primarily dependent on improving our profitability. Improvements to our profitability include continued successful implementation and realization of productivity and efficiency initiatives as well as increased volume and pricing improvements, some of which are outside of our control.

In the event our operating results indicate we will not meet our maximum total leverage ratio, we may take action to improve our maximum total leverage ratio which will include paying down our outstanding indebtedness with either cash on hand or from cash proceeds from equity issuances. The issuance of equity is outside of our control and there can be no assurance that we will be able to issue additional equity at terms that are agreeable to us or that we would have sufficient cash on hand to pay down debt in order to meet the maximum total leverage ratio.

Cash Flows

Operating Cash Flow

Net cash used in operating activities was $25.8 million in the first quarter of 2015 compared to $56.2 million in the first quarter of 2014. This decrease in cash utilization is primarily attributable to a $48.6 million year-over-year decrease in net loss driven by decreased operating expenses.

Investing Cash Flow

Investing cash flows increased by $84.2 million during the first quarter of 2015 compared to the same period in 2014, largely driven by a net receipt of $11.0 million in restricted escrow refunds in 2015 compared to a net deposit of $80.9 million in 2014. The 2014 restricted escrow deposits consist mostly of $82.0 million for the ABL Facility and $89.6 million for the Series A Notes redemption, offset by the reduction of the $90.0 million receipt for the Prior ABL Facility. In addition, there was a $9.6 million increase in the acquisition of property and equipment primarily due to increased purchases of used tractors and trailers and refurbished engines for our revenue fleet.

Financing Cash Flow

Net cash used in financing activities for the first quarter of 2015 was $4.5 million compared to net cash provided by financing activities of $109.0 million in the first quarter of 2014. The cash used in the first quarter of 2015 consists solely of repayments of our long-term debt. The cash provided during the first quarter of 2014 was driven by the issuance of $693.0 million in long-term debt for the Term Loan and $250.0 million equity issuance proceeds. These were offset by $789.5 million of repayments on our long-term debt. The repayments primarily consisted of $298.1 million for the prior term loan, $324.9 million for the prior ABL facility, $93.9 million for the redemption of Series A Notes and $69.4 million for the 6% Notes. We also had $27.4 million in debt issuance costs and $17.1 million in equity issuance costs related to our new debt and equity issued in 2014.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual cash obligations and other commercial commitments as of March 31, 2015.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of March 31, 2015:

	Payments Due by Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Balance sheet obligations:(a)
ABL borrowings, including interest and unused line fees	$0.3	$0.6	$0.3	$—	$1.2
Long-term debt, including interest	64.9	128.0	719.1	—	912.0
Lease financing obligations	41.0	82.7	54.1	32.9	210.7	(b)
Multi-employer pension deferral obligations, including interest	8.7	17.4	134.7	—	160.8
Workers’ compensation, property damage and liability claims obligations	115.0	129.6	60.4	109.1	414.1	(c)
Off balance sheet obligations:
Operating leases	64.9	88.7	37.1	15.7	206.4
Letter of credit fees	8.8	17.6	7.7	—	34.1
Future service obligations (d)	9.0	—	—	—	9.0
Capital expenditures	9.0	—	—	—	9.0
Total contractual obligations	$321.6	$464.6	$1,013.4	$157.7	$1,957.3

(a)
Total liabilities for uncertain income tax positions as of March 31, 2015 were $10.4 million and are classified on our consolidated balance sheet within “Claims and Other Liabilities” and are excluded from the table above.

(b)
The $210.7 million of lease financing obligation payments represent interest payments of $149.8 million and principal payments of $60.9 million. The remaining principle obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

(c)	The workers’ compensation, property damage and liability claims obligations represent our undiscounted estimate of future payments for these obligations, not all of which are contractually required.

(d)	Future service obligations consist primarily of hardware and software maintenance contracts.

During the three months ended March 31, 2015, we entered into new operating leases for revenue equipment of $47.6 million. This total consists of approximately 225 tractors and 600 trailers with a total capital value of $35.1 million, with the remaining amount related to recurring leases for sleeper units.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	1-3 years	3-5 years		After 5 years	Total
Unused line of credit
ABL Facility(a)	$—	$—	$84.2	(b)	$—	$84.2
Letters of credit	—	—	365.8		—	365.8
Surety bonds	115.6	0.1	0.1		—	115.8
Total commercial commitments	$115.6	$0.1	$450.1		$—	$565.8

(a)	At March 31, 2015, we held $78.1 million in restricted escrow, which represents cash collateral on our ABL Facility.

(b)
The unused line of credit that may actually be drawn is limited by certain financial covenants in the ABL Facility. As of March 31, 2015, the amount that actually may be drawn on the ABL Facility was $39.2 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and fuel price volatility. The risk inherent in our market risk sensitive instruments and positions is the potential loss or increased expense arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of March 31, 2015 and have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements included with this quarterly report on Form 10-Q.

Item 1A. Risk Factors

There were no material changes during the quarter to the Risk Factors disclosed in Part I, Item 1A - “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014.

Item 5. Other Information

Annual Meeting Results

We are providing the following disclosure in lieu of providing this information in a current report on Form 8-K pursuant to Item 5.07, “Submission of Matters to a Vote of Security Holders.”
The holders of our outstanding common stock, Series A Voting Preferred Stock, and Series B Notes voted together as a single class on all proposals at the Annual Meeting.
Each share of common stock and Series A Voting Preferred Stock was entitled to one vote.
Pursuant to our Amended and Restated Certificate of Incorporation, as amended (“Certificate”), and the indenture governing the Series B Notes, each holder of Series B Notes was entitled, on an as-converted-to-common stock basis, to 53.9567 shares of Common Stock per $1,000 principal amount of Series B Notes held on the record date, which included shares issuable as a Make Whole Premium (as defined in the Series B Notes indenture). However, as described in our Certificate and the Series B Notes indenture, in order to comply with NASDAQ Listing Rule 5640, each holder of Series B Notes was limited to 0.0594 votes for each share of Common Stock on an as-converted-to-common stock basis. On the record date, the holders of Series B Notes collectively held 55,508 votes.
At the Annual Meeting, holders of our common stock, Series A Voting Preferred Stock, and Series B Notes voted on the following proposals:
Proposal 1
Each nominee under Proposal 1 was elected to the Board of Directors.

Director Nominees	Number of Votes For	Number of Votes Withheld	Broker Non-Votes
Raymond J. Bromark	23,579,551	427,669	3,827,254
Matthew A. Doheny	22,865,681	1,141,539	3,827,254
Robert L. Friedman	23,536,482	470,738	3,827,254
James E. Hoffman	22,866,237	1,140,983	3,827,254
Michael J. Kneeland	22,866,613	1,140,607	3,827,254
James L. Welch	23,515,526	491,694	3,827,254
James F. Winestock	23,606,458	400,762	3,827,254

Proposal 2
The advisory vote on named executive officer compensation was approved.

Number of Votes For	Number of Votes Against	Number of Votes Abstaining	Broker Non-Votes
17,540,118	6,196,505	270,597	3,827,254

Proposal 3
The appointment of KPMG LLP as our independent registered public accounting firm for 2015 was ratified.

Number of Votes For	Number of Votes Against	Number of Votes Abstaining
27,341,060	282,786	210,628

Proposal 4
Each nominee under Proposal 4 was elected to the Board of Directors.

Director Nominee	Number of Votes For	Number of Votes Withheld	Broker Non-Votes
Patricia M. Nazemetz	23,115,509	891,711	3,827,254

Item 6. Exhibits

(10) Material Contracts

10.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on March 13, 2015, File No. 000-12255).
10.2	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on March 13, 2015, File No. 000-12255).
10.3*	Exchange Agreement, dated March 25, 2015, among the Company and certain holders of 10% Series B Convertible Senior Secured Notes due 2015.
31.1*	Certification of James L. Welch filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Jamie G. Pierson filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of James L. Welch furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Jamie G. Pierson furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
__________________________

*	Indicates documents filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC WORLDWIDE INC.

Date: April 30, 2015	/s/ James L. Welch
James L. Welch
Chief Executive Officer

Date: April 30, 2015	/s/ Jamie G. Pierson
Jamie G. Pierson
Executive Vice President and
Chief Financial Officer