Form 10-Q
period 2015-06-30
YRC Worldwide Inc.
filed 2015-07-30
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2015
Common Stock, $0.01 par value per share	32,752,921 shares

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries
(Amounts in millions except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$196.0	$171.1
Restricted amounts held in escrow	16.7	28.9
Accounts receivable, net	512.9	470.5
Prepaid expenses and other	81.2	81.2
Total current assets	806.8	751.7
Property and Equipment:
Cost	2,830.2	2,819.6
Less – accumulated depreciation	(1,881.6)	(1,825.4)
Net property and equipment	948.6	994.2
Intangibles, net	50.5	60.3
Restricted amounts held in escrow	40.4	60.2
Deferred income taxes, net	21.2	21.4
Other assets	101.1	97.2
Total Assets	$1,968.6	$1,985.0
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$188.3	$172.2
Wages, vacations and employee benefits	203.9	176.6
Deferred income taxes, net	21.2	21.4
Other current and accrued liabilities	178.2	202.2
Current maturities of long-term debt	14.8	31.1
Total current liabilities	606.4	603.5
Other Liabilities:
Long-term debt, less current portion	1,069.4	1,078.8
Deferred income taxes, net	3.3	1.5
Pension and postretirement	437.1	460.3
Claims and other liabilities	297.6	315.2
Commitments and contingencies
Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.3	0.3
Capital surplus	2,310.8	2,290.9
Accumulated deficit	(2,235.6)	(2,240.0)
Accumulated other comprehensive loss	(428.0)	(432.8)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(445.2)	(474.3)
Total Liabilities and Shareholders’ Deficit	$1,968.6	$1,985.0
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
YRC Worldwide Inc. and Subsidiaries
For the Three and Six Months Ended June 30
(Amounts in millions except per share data, shares in thousands)
(Unaudited)

	Three Months		Six Months
	2015	2014	2015	2014
Operating Revenue	$1,258.4	$1,317.6	$2,444.8	$2,528.5
Operating Expenses:
Salaries, wages and employee benefits	715.5	740.7	1,422.8	1,466.4
Operating expenses and supplies	232.8	292.0	461.0	575.7
Purchased transportation	148.0	159.8	281.4	291.7
Depreciation and amortization	41.3	41.0	82.9	82.0
Other operating expenses	64.6	70.6	135.5	131.4
(Gains) losses on property disposals, net	(0.7)	(6.5)	0.6	(6.3)
Total operating expenses	1,201.5	1,297.6	2,384.2	2,540.9
Operating Income (Loss)	56.9	20.0	60.6	(12.4)
Nonoperating Expenses:
Interest expense	27.9	31.7	55.5	89.9
(Gain) loss on extinguishment of debt	—	—	0.6	(11.2)
Other, net	0.7	1.1	(3.6)	(4.0)
Nonoperating expenses, net	28.6	32.8	52.5	74.7
Income (loss) before income taxes	28.3	(12.8)	8.1	(87.1)
Income tax (benefit) expense	2.3	(7.9)	3.7	(12.0)
Net income (loss)	26.0	(4.9)	4.4	(75.1)
Amortization of beneficial conversion feature on preferred stock	—	—	—	(18.1)
Net Income (Loss) Attributable to Common Shareholders	26.0	(4.9)	4.4	(93.2)

Net income (loss)	26.0	(4.9)	4.4	(75.1)
Other comprehensive income, net of tax	5.4	3.6	4.8	4.5
Comprehensive Income (Loss) Attributable to YRC Worldwide Inc.	$31.4	$(1.3)	$9.2	$(70.6)

Average Common Shares Outstanding – Basic	31,929	30,612	31,367	26,501
Average Common Shares Outstanding – Diluted	32,582	30,612	32,562	26,501

Earnings (loss) Per Share – Basic	$0.81	$(0.16)	$0.14	$(3.52)
Earnings (loss) Per Share – Diluted	$0.80	$(0.16)	$0.13	$(3.52)
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Six Months Ended June 30
(Amounts in millions)
(Unaudited)

	2015	2014
Operating Activities:
Net income (loss)	$4.4	$(75.1)
Noncash items included in net income (loss):
Depreciation and amortization	82.9	82.0
Paid-in-kind interest on Series A Notes and Series B Notes	0.4	12.7
Amortization of deferred debt costs	3.2	4.9
Amortization of premiums and discounts on debt	1.4	20.1
Noncash equity based compensation and employee benefits expense	11.7	15.4
Deferred income tax benefit	—	(1.1)
(Gains) losses on property disposals, net	0.6	(6.3)
(Gain) loss on extinguishment of debt	0.6	(11.2)
Other noncash items, net	(1.8)	(3.7)
Changes in assets and liabilities, net:
Accounts receivable	(43.2)	(95.5)
Accounts payable	11.7	22.3
Other operating assets	(0.6)	(15.8)
Other operating liabilities	(40.2)	(4.3)
Net cash provided by (used in) operating activities	31.1	(55.6)
Investing Activities:
Acquisition of property and equipment	(42.6)	(24.7)
Proceeds from disposal of property and equipment	13.1	7.3
Restricted escrow receipts	42.0	90.7
Restricted escrow deposits	(10.0)	(128.2)
Other, net	0.4	5.3
Net cash provided by (used in) investing activities	2.9	(49.6)
Financing Activities:
Issuance of long-term debt	—	693.0
Repayments of long-term debt	(9.1)	(795.7)
Debt issuance costs	—	(27.4)
Equity issuance costs	—	(17.1)
Equity issuance proceeds	—	250.0
Net cash provided by (used in) financing activities	(9.1)	102.8
Net Increase (Decrease) In Cash and Cash Equivalents	24.9	(2.4)
Cash and Cash Equivalents, Beginning of Period	171.1	176.3
Cash and Cash Equivalents, End of Period	$196.0	$173.9

Supplemental Cash Flow Information:
Interest paid	$(54.1)	$(67.7)
Income tax refund, net	$0.4	$9.9
The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Six Months Ended June 30, 2015
(Amounts in millions)
(Unaudited)

Preferred Stock:
Beginning and ending balance	$—
Common Stock:
Beginning and ending balance	$0.3
Capital Surplus:
Beginning balance	$2,290.9
Share-based compensation	1.4
Issuance of equity upon conversion and exchange of Series B Notes	18.5
Ending balance	$2,310.8
Accumulated Deficit:
Beginning balance	$(2,240.0)
Net income	4.4
Ending balance	$(2,235.6)
Accumulated Other Comprehensive Loss:
Beginning balance	$(432.8)
Reclassification of net pension actuarial losses to net income, net of tax	8.0
Foreign currency translation adjustments	(3.2)
Ending balance	$(428.0)
Treasury Stock, At Cost:
Beginning and ending balance	$(92.7)
Total Shareholders’ Deficit	$(445.2)
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

1. Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide,” the “Company,” “we,” “us” or “our”) is a holding company that, through wholly owned operating subsidiaries and its interest in a Chinese joint venture, offers its customers a wide range of transportation services. We have one of the largest, most comprehensive less-than-truckload (“LTL”) networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

•
YRC Freight is the reporting segment that focuses on longer haul business opportunities with national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management. This reporting segment includes our LTL subsidiary YRC Inc. (“YRC Freight”) and Reimer Express (“YRC Reimer”), a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico, Puerto Rico and Guam.

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

At June 30, 2015, approximately 78% of our labor force is subject to collective bargaining agreements, which predominantly expire in March 2019.

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

Fair Value of Financial Instruments

The following table summarizes the fair value hierarchy of our financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2015:

		Fair Value Measurement Hierarchy
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$16.7	$16.7	$—	$—
Restricted amounts held in escrow-long term	40.4	40.4	—	—
Total assets at fair value	$57.1	$57.1	$—	$—

Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value based on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these instruments.

Reclassifications Out of Accumulated Other Comprehensive Loss

For three and six months ended June 30, 2015, we reclassified the amortization of our net pension loss totaling $3.9 million and $8.0 million, respectively, net of tax, from accumulated other comprehensive loss to net income. For three and six months ended June 30, 2014, we reclassified the amortization of our net pension loss totaling $1.9 million and $3.9 million, respectively, net of tax, from accumulated other comprehensive loss to net loss. This reclassification is a component of net periodic pension cost and is discussed in the “Employee Benefits” footnote.

Impact of Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued new authoritative literature, Interest - Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the accounting treatment for debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by this update. The guidance, which requires retrospective application, is effective for the Company beginning January 1, 2016, but early adoption is allowed. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued new authoritative literature, Revenue from Contracts with Customers, Deferral of the Effective Date, which defers the effective date of the new revenue standard by one year. The new standard is effective for the Company beginning January 1, 2018. Early adoption is permitted for annual periods beginning January 1, 2017. While we do not believe the guidance will have a significant impact on the Company’s consolidated financial statements, we are currently evaluating the guidance, including which transition approach will be applied.

3. Debt and Financing

Our outstanding debt as of June 30, 2015 and December 31, 2014 consisted of the following:

As of June 30, 2015 (in millions)	Par Value	Discount	Book Value	Stated Interest Rate	Average Effective Interest Rate
Term Loan	$689.5	$(5.0)	$684.5	8.3%	8.5%
ABL Facility(a)	—	—	—	N/A	N/A
Secured Second A&R CDA	45.0	—	45.0	3.3-18.3%	7.3%
Unsecured Second A&R CDA	73.2	—	73.2	3.3-18.3%	7.3%
Lease financing obligations	281.5	—	281.5	10.0-18.2%	12.0%
Total debt	$1,089.2	$(5.0)	$1,084.2
Current maturities of Term Loan	(7.0)	—	(7.0)
Current maturities of lease financing obligations	(7.8)	—	(7.8)
Long-term debt	$1,074.4	$(5.0)	$1,069.4
(a) There were no amounts drawn on the ABL Facility at any time during the six months ended June 30, 2015.

As of December 31, 2014 (in millions)	Par Value	Discount	Book Value	Stated Interest Rate	Average Effective Interest Rate
Term Loan	$693.0	$(5.7)	$687.3	8.3%	8.5%
ABL Facility(a)	—	—	—	N/A	N/A
Series B Notes	17.7	(0.6)	17.1	10.0%	25.6%
Secured Second A&R CDA	47.0	—	47.0	3.3-18.3%	7.3%
Unsecured Second A&R CDA	73.2	—	73.2	3.3-18.3%	7.3%
Lease financing obligations	285.1	—	285.1	10.0-18.2%	12.0%
Other	0.2	—	0.2
Total debt	$1,116.2	$(6.3)	$1,109.9
Current maturities of Term Loan	(7.0)	—	(7.0)
Current maturities of Series B Notes	(17.7)	0.6	(17.1)
Current maturities of lease financing obligations	(6.8)	—	(6.8)
Current maturities of other	(0.2)	—	(0.2)
Long-term debt	$1,084.5	$(5.7)	$1,078.8
(a) There were no amounts drawn on the ABL Facility at any time during the twelve months ended December 31, 2014.

ABL Facility Availability

As of June 30, 2015, we had cash and cash equivalents of $196.0 million and the borrowing base and maximum availability on our asset based loan facility (the “ABL Facility”) were $436.4 million and $73.8 million, respectively. The maximum availability is calculated in accordance with the terms of the ABL Facility and is derived by reducing the borrowing base by our $362.6 million of outstanding letters of credit.  While our ABL Agreement permits us to access maximum availability outside of certain financial covenant restrictions (which restrictions did not limit our availability as of June 30, 2015), the maximum amount we expect to access on our ABL Facility at any time is maximum availability less the lower of 10% of the borrowing base ($43.7 million at June 30, 2015) or 10% of the collateral line cap ($45.0 million at June 30, 2015). Thus, of the $73.8 million in maximum availability, we expected to access no more than $30.1 million as of June 30, 2015 (“Managed Accessibility”).  As a result, we had cash and cash equivalents and Managed Accessibility of $226.1 million as of June 30, 2015.

As of December 31, 2014, we had cash and cash equivalents of $171.1 million and the borrowing base and maximum availability on our ABL Facility were $445.5 million and $71.2 million, respectively. The maximum availability is calculated in accordance with the terms of the ABL Facility and is derived by reducing the borrowing base by our $374.3 million of outstanding letters of credit. As of December 31, 2014, amounts able to be drawn on our ABL Facility (which were limited by certain financial covenant restrictions) were $27.1 million, for a total of cash and cash equivalents and amounts able to be drawn on our ABL Facility of $198.2 million.

Credit Facility Covenants

The credit agreement (the “Term Loan Agreement”) governing our term loan facility (the “Term Loan”), as amended in September 2014, has certain financial covenants that, among other things, restricts certain capital expenditures and requires us to maintain a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below).

Our total maximum leverage ratio covenants are as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
June 30, 2015	4.75 to 1.00	December 31, 2016	3.50 to 1.00
September 30, 2015	4.50 to 1.00	March 31, 2017	3.25 to 1.00
December 31, 2015	4.25 to 1.00	June 30, 2017	3.25 to 1.00
March 31, 2016	4.00 to 1.00	September 30, 2017	3.25 to 1.00
June 30, 2016	3.75 to 1.00	December 31, 2017 and thereafter	3.00 to 1.00
September 30, 2016	3.75 to 1.00

Consolidated Adjusted EBITDA, defined in our Term Loan Agreement as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring professional fees, nonrecurring consulting fees, expenses associated with certain lump sum payments to our International Brotherhood of Teamsters (“IBT”) employees and the results of permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our Term Loan Agreement, is the aggregate principal amount of indebtedness outstanding. Our total leverage ratio for the four consecutive fiscal quarters ending June 30, 2015 was 3.33 to 1.00. Additionally, our ABL Facility credit agreement, among other things, restricts certain capital expenditures.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Term Loan Agreement, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for at least the next twelve months. In order for us to maintain compliance with the maximum total leverage ratio over the tenor of the Term Loan and satisfy our liquidity needs, we must achieve positive operating results which reflect continuing improvement over our recent results. Improvements to our profitability may include ongoing successful implementation and realization of pricing, productivity and efficiency initiatives, as well as increased volume, some of which are outside of our control.

Series B Exchange

Our 10% Series B Convertible Senior Secured Notes (the “Series B Notes”), which matured on March 31, 2015, were convertible into our common stock, at the conversion price per share of approximately $18.5334 and a conversion rate of 53.9567 common shares per $1,000 of the Series B Notes (such conversion price and conversion rate applying also to the Series B Notes make whole premium).

On March 25, 2015, we entered into an exchange agreement with certain holders of our Series B Notes to exchange their outstanding principal and accrued interest balances totaling $17.9 million at conversion price of $18.00 per share for an aggregate 994,689 shares of Common Stock. During the six months ended June 30, 2015, we recorded $0.6 million of additional expense related to the fair value of the incremental shares provided to those holders who exchanged their outstanding balances. At maturity on March 31, 2015, we repaid the holders of the remaining outstanding Series B Notes approximately $0.3 million of cash.

On January 31, 2014, certain holders of our Series B Notes exchanged their outstanding notes as part of an exchange agreement. Outside of these exchange agreements, during the six months ended June 30, 2014, $1.2 million of aggregate principal amount of Series B Notes were converted into 75,900 shares of our common stock, which includes the make whole premium.  Upon conversion, during the six months ended June 30, 2014, we recorded $0.4 million of additional interest expense representing the $0.2 million make whole premium and $0.2 million of accelerated amortization of the discount on converted Series B Notes. There were no conversions during the three months ended June 30, 2014.

Fair Value Measurement

The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	June 30, 2015		December 31, 2014
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Term Loan	$684.5	$674.0	$687.3	$685.4
Series B Notes	—	—	17.1	17.7
Lease financing obligations	281.5	288.5	285.1	282.2
Other	118.2	115.5	120.4	119.1
Total debt	$1,084.2	$1,078.0	$1,109.9	$1,104.4

The fair values of the Term Loan, Series B Notes and the Secured and Unsecured Amended and Restated Contribution Deferral Agreement (the “A&R CDA”) (included in “Other” above) were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the lease financing obligations is estimated using a publicly traded secured loan with similar characteristics (level three input for fair value measurement).

Leases

As of June 30, 2015, our minimum rental expense under operating leases for the remainder of the year is $43.6 million. As of June 30, 2015, our operating lease payment obligations through 2025 totaled $215.6 million and is expected to increase as we lease additional revenue equipment.

Our capital expenditures for the six months ended June 30, 2015 and 2014 were $42.6 million and $24.7 million, respectively. These amounts were principally used to fund the purchase of used tractors, trailers and refurbished engines for our revenue fleet and capitalized costs for technology infrastructure. Additionally, for the six months ended June 30, 2015, we entered into new operating leases for revenue equipment for $78.6 million, payable over the average lease term of five years.

4. Employee Benefits

The following table presents the components of our company-sponsored pension costs for the three and six months ended June 30:

	Three Months		Six Months
(in millions)	2015	2014	2015	2014
Service cost	$1.2	$1.1	$2.4	$2.1
Interest cost	14.3	15.2	28.6	30.4
Expected return on plan assets	(15.0)	(13.4)	(30.0)	(26.8)
Amortization of net pension loss	4.0	3.2	8.0	6.4
Total periodic pension cost	$4.5	$6.1	$9.0	$12.1

We expect to contribute $60.3 million to our company-sponsored pension plans in 2015 of which we have contributed $24.4 million through June 30, 2015.

5. Income Taxes

Our effective tax rate for the three and six months ended June 30, 2015 was 8.1% and 45.7%, compared to 61.7% and 13.8% for the three and six months ended June 30, 2014. The significant items impacting the 2015 rate include a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2015. The significant items impacting the 2014 rate include a federal refund from a projected taxable loss, an intraperiod tax allocation required by ASC 740, Income Taxes, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2014. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At June 30, 2015 and December 31, 2014, substantially all of our net deferred tax assets were subject to a valuation allowance.

Concurrent with the financing transactions of January 31, 2014, the Company experienced a change of ownership as described in Section 382 of the Internal Revenue Code.  The impact of the 2014 ownership change on the Company’s ability to utilize its Net Operating Loss carryforwards and other tax attributes is not material as most of the carryforwards to which this ownership change applies already have been significantly limited by previous ownership changes occurring in 2011 and 2013.

6. Shareholders’ Deficit

The following reflects the activity in the shares of our common stock for the six months ended June 30, 2015:

(shares in thousands)	2015
Beginning balance	30,667
Issuance of equity awards	284
Issuance of common stock upon conversion or exchange of Series B Notes	995
Ending balance	31,946

7. Stock Compensation Plans

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

A summary of performance based unvested stock unit activity at target is as follows:

(stock units in thousands)	Target Number of Units	Weighted Average Fair Value
Unvested performance stock unit awards, at December 31, 2014	—	—
2015 Performance Awards granted	217	$18.10
2015 Performance Awards forfeited	(3)	18.23
Unvested performance stock unit awards, at June 30, 2015(a)	214	$18.10
(a) For the 2015 Performance Awards, participants in the aggregate can earn up to a maximum of 428 thousand performance stock units.

The Company expenses the grant date fair value of the awards which are probable of being earned in the performance period over the respective service period. Compensation cost on performance based awards was $0.8 million and $1.1 million for the three and six months ended June 30, 2015. As of June 30, 2015, at target performance, $3.4 million of unrecognized compensation cost related to performance based awards is expected to be recognized over a weighted-average period of 2.6 years.

8. Earnings (Loss) Per Share

We calculate basic earnings (loss) per share by dividing our net earnings (loss) by our weighted-average shares outstanding at the end of the period. The calculation for diluted earnings per share adjusts the weighted average shares outstanding for our dilutive shares, options and stock units using the treasury stock method. Our calculation for basic and dilutive earnings per share for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months		Six Months
(dollars in millions, except per share data, shares and stock units in thousands)	2015	2014	2015	2014
Basic and dilutive net income (loss) available to common shareholders	$26.0	$(4.9)	$4.4	$(93.2)

Basic weighted average shares outstanding	31,929	30,612	31,367	26,501
Effect of dilutive securities:
Shares and stock units	653	—	711	—
Series B Notes	—	—	484	—
Dilutive weighted average shares outstanding	32,582	30,612	32,562	26,501

Basic earnings (loss) per share	$0.81	$(0.16)	$0.14	$(3.52)
Diluted earnings (loss) per share	$0.80	$(0.16)	$0.13	$(3.52)

Given our net loss position for the three and six months ended June 30, 2014, there were no dilutive securities for these periods.

Our anti-dilutive securities at June 30, 2015 and 2014 are as follows:

(shares, options and stock units in thousands)	2015	2014
Anti-dilutive shares, options, and stock units	237	671
Anti-dilutive 10% Series A Convertible Senior Secured Notes (“Series A Notes”)	—	2,612
Anti-dilutive Series B Notes	—	981

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

We have the following reportable segments, which are strategic business units that offer complementary transportation services to our customers:

•
YRC Freight is the reporting segment for our transportation service providers focused on business opportunities in national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management. This unit includes our LTL subsidiaries YRC Freight and YRC Reimer, a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico, Puerto Rico and Guam.

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

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/ Eliminations	Consolidated
As of June 30, 2015
Identifiable assets	$1,466.6	$765.5	$(263.5)	$1,968.6
As of December 31, 2014
Identifiable assets	$1,462.1	$685.7	$(162.8)	$1,985.0
Three Months Ended June 30, 2015
External revenue	$795.2	$463.2	$—	$1,258.4
Operating income (loss)	$22.5	$37.7	$(3.3)	$56.9
Six Months Ended June 30, 2015
External revenue	$1,532.8	$912.0	$—	$2,444.8
Operating income (loss)	$22.7	$42.3	$(4.4)	$60.6
Three Months Ended June 30, 2014
External revenue	$842.1	$475.5	$—	$1,317.6
Operating income (loss)	$(0.3)	$23.2	$(2.9)	$20.0
Six Months Ended June 30, 2014
External revenue	$1,598.9	$929.6	$—	$2,528.5
Operating income (loss)	$(32.8)	$31.1	$(10.7)	$(12.4)

10. Commitments, Contingencies and Uncertainties

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

The individual defendants are former officers of our Company. No current officers or directors are named in the lawsuit. The parties participated in voluntary mediation between March 11, 2013 and April 15, 2013. The mediation resulted in the execution of a mutually acceptable settlement agreement by the parties. The motion to approve settlement remains pending in the district court. Substantially all of the payments contemplated by the settlement would be covered by our liability insurance. The self-insured retention on this matter has been accrued. On March 4, 2015, the district court set the case for trial beginning June 6, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this report. MD&A and certain Notes to the Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include those preceded by, followed by or characterized by words such as “will,” “expect,” “intend,” “anticipate,” “believe,” “could,” “may,” “project,” “forecast,” “propose,” “plan,” “designed,” “estimate,” “enable” and similar expressions which speak only as of the date the statement was made. Forward-looking statements are inherently uncertain, are based upon current beliefs, assumptions and expectations of Company management and current market conditions, and are subject to significant business, economic, competitive, regulatory and other risks, uncertainties and contingencies, known and unknown, many of which are beyond our control. Readers are cautioned not to place undue reliance on any forward-looking statements. Our future financial condition and results could differ materially from those predicted in such forward-looking statements because of a number of factors, including (without limitation):

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

•
the success of our management team in implementing its strategic plan and operational and productivity improvements, including (without limitation) our continued ability to meet quality delivery performance standards and our ability to increase volume and yield, and the impact of those improvements on our future liquidity and profitability;

•	our ability to comply with scheduled increases in financial performance-related debt covenants;

•	our ability to finance the maintenance, acquisition and replacement of revenue equipment and other necessary capital expenditures;

•	our dependence on our information technology systems in our network operations and the production of accurate information, and the risk of system failure, inadequacy or security breach;

•	changes in equity and debt markets;

•	seasonal factors such as severe weather conditions;

•	price of fuel;

•	sudden changes in the cost of fuel or the index upon which we base our fuel surcharge and the effectiveness of our fuel surcharge program in protecting us against fuel price volatility;

•	competition and competitive pressure on pricing;

•	expense volatility, including (without limitation) volatility due to changes in purchased transportation service or pricing for purchased transportation;

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
Consolidated Results of Operations — an analysis of our consolidated results of operations for the three and six months ended June 30, 2015 and 2014.
Reporting Segment Results of Operations — an analysis of our results of operations for the three and six months ended June 30, 2015 and 2014 for our YRC Freight and Regional Transportation reporting segments.
Certain Non-GAAP Financial Measures — an analysis of selected non-GAAP financial measures for the three and six months ended June 30, 2015 and 2014.
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

◦
Adjusted EBITDA: a non-GAAP measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and further adjusts for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring professional fees, nonrecurring consulting fees, expenses associated with certain lump sum payments to our IBT employees and the results of permitted dispositions, discontinued operations, among other items, as defined in our credit facilities. Adjusted EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance and to measure compliance with financial covenants in our credit facilities.

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

The table below provides summary consolidated financial information for the second quarter and first half of 2015 and 2014:

	Second Quarter			First Half
(in millions)	2015	2014	Percent Change	2015	2014	Percent Change
Operating revenue	$1,258.4	$1,317.6	(4.5)%	$2,444.8	$2,528.5	(3.3)%
Operating income (loss)	$56.9	$20.0	184.5%	$60.6	$(12.4)	NM*
Nonoperating expenses, net	$28.6	$32.8	(12.8)%	$52.5	$74.7	(29.7)%
Net income (loss)	$26.0	$(4.9)	NM*	$4.4	$(75.1)	NM*
(*) not meaningful

Second Quarter of 2015 Compared to the Second Quarter of 2014

Our consolidated operating revenue decreased $59.2 million, or 4.5%, during the second quarter of 2015 compared to the same period in 2014. The decrease in revenue is primarily attributed to a reduction in our fuel surcharge revenue and declines in volumes. Offsetting this decrease was increased yield over the comparable prior year period as a result of our continued commitment to grow yield and improve freight mix.

Operating expenses for the second quarter of 2015 decreased $96.1 million, or 7.4%, compared to the same period in 2014. The decrease in operating expenses was driven by a $59.2 million, or 20.3%, decrease in operating expenses and supplies, a $25.2 million, or 3.4%, decrease in salaries, wages and employee benefits, a $11.8 million, or 7.4%, decrease in purchased transportation, and a $6.0 million, or 8.5%, decrease in other operating expenses.

•
The $59.2 million, or 20.3%, decrease in operating expenses and supplies in the first quarter of 2015 was primarily the result of a $57.8 million decrease in fuel expense compared to the second quarter of 2014. This decrease was largely driven by lower fuel prices on a per gallon basis, as well as fewer miles driven.

•
The $25.2 million, or 3.4%, decrease in salaries, wages and employee benefits was primarily attributed to a $16.4 million decrease in wages due to lower total shipments in 2015 compared to 2014, which required fewer employee hours to process freight, in addition to a $7.8 million decrease to workers’ compensation expense resulting from lower claim frequency in 2015 and favorable development for prior year claims.

•
The $11.8 million, or 7.4%, decrease in purchased transportation was primarily related to a decrease in total shipments and lower rail and road rates in the second quarter of 2015, as compared to the second quarter of 2014, which is primarily driven by lower fuel surcharges paid to our providers. Offsetting this decrease is additional purchased transportation expense resulting from higher usage of leased revenue equipment due to our strategy of using operating leases to acquire new revenue equipment.

•
The $6.0 million, or 8.5%, decrease in other operating expenses was primarily driven by a $6.7 million decrease in our liability claims expense as a result of an unfavorable adjustment in the second quarter of 2014, mostly due to adverse development of prior year claims, with no comparable adjustment in the second quarter of 2015.

Nonoperating expenses decreased $4.2 million in the second quarter of 2015 compared to the second quarter of 2014. The decrease in nonoperating expenses was largely driven by the decrease in interest expense as a result of lower outstanding debt.

Our effective tax rate for the second quarter of 2015 and 2014 was 8.1% and 61.7%, respectively. Significant items impacting the second quarter of 2015 rate include a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2015. The significant items impacting the 2014 rate include a federal refund from a projected taxable loss, an intraperiod tax allocation required by ASC 740, Income Taxes, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2014. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At June 30, 2015 and December 31, 2014, substantially all of our net deferred tax assets are subject to a valuation allowance.

First Half of 2015 Compared to the First Half of 2014

Our consolidated operating revenue decreased $83.7 million, or 3.3%, during the first half of 2015 compared to the same period in 2014. Consistent with our performance for the quarter, the decrease in revenue for the first half of 2015, as compared to the same period in 2014, is primarily attributed to a reduction in our fuel surcharge revenue and declines in volumes, as our focus has been on improving yield and profitability over tonnage growth.

Operating expenses for the first half of 2015 decreased $156.7 million, or 6.2%, compared to the same period in 2014. The decrease in operating expenses was driven by a $114.7 million, or 19.9%, decrease in operating expenses and supplies, a $43.6 million, or 3.0%, decrease in salaries, wages and employee benefits, a $10.3 million, or 3.5%, decrease in purchased transportation, offset by a $4.1 million, or 3.1%, increase in other operating expense.

•
The $114.7 million, or 19.9%, decrease in operating expenses and supplies in the first quarter of 2015 was primarily the result of a $118.7 million decrease in fuel expense compared to the first half of 2014. This decrease was largely driven by lower fuel prices on a per gallon basis, as well as fewer miles driven.

•
The $43.6 million, or 3.0%, decrease in salaries, wages and employee benefits was primarily attributed to a $21.8 million decrease in wages due to lower total shipments in 2015 compared to 2014, which required fewer employee hours to process freight. Additionally, our overtime and linehaul delay pay in the first quarter of 2014 was higher due to the negative impact of severe winter weather. The decrease was also driven by a $15.8 million reduction in benefit costs and a $7.7 million decrease to workers’ compensation expense resulting from lower claim frequency in 2015 and favorable development for prior year claims.

•
The $10.3 million, or 3.5%, decrease in purchased transportation was primarily related to a decrease in total shipments and lower rail and road rates in the first half of 2015, as compared to the first half of 2014, which is primarily driven by lower fuel surcharges paid to our providers. Offsetting this decrease is additional purchased transportation expense resulting from higher usage of leased revenue equipment and an increase in purchased road miles as the first half of 2015 reflects higher utilization of our over-the-road purchased transportation option as permitted in our modified labor agreement that went into effect in February 2014.

•
The $4.1 million, or 3.1%, increase in other operating expenses was primarily driven by a $2.9 million increase in cargo claims expense due to an increase in frequency and severity of our claims and a $1.7 million increase in our liability claims expense resulting from more adverse development of prior year claims experienced in the first half of 2015 as compared to the first half of 2014.

Nonoperating expenses decreased $22.2 million in the first half of 2015 compared to the first half of 2014. In the first half of 2014, we incurred additional interest expense that was driven by the acceleration of the amortization of the deferred debt costs on our then-existing term loan facility and then-existing asset based loan facility when they were extinguished in the first quarter of 2014. The increase in interest expense was partially offset by the gain we recorded on the extinguishment of debt of $11.2 million in the first half of 2014, $16.3 million of which related to the acceleration of net premiums on our old debt, partially offset by $5.1 million of additional expense related to the fair value of the incremental shares provided to those Series B Note holders who exchanged their outstanding balances at a conversion price of $15.00 per share.

Our effective tax rate for the first half of 2015 and 2014 was 45.7% and 13.8%, respectively. Significant items impacting the first half of 2015 rate include a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2015. The significant items impacting the 2014 rate include a federal refund from a projected taxable loss, an intraperiod tax allocation required by ASC 740, Income Taxes, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2014. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At June 30, 2015 and December 31, 2014, substantially all of our net deferred tax assets are subject to a valuation allowance.

Reporting Segment Results of Operations

We evaluate our operating performance using our YRC Freight and Regional Transportation reporting segments:

•
YRC Freight is the reporting segment for our transportation service providers focused on business opportunities in national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management. This unit includes our LTL subsidiaries YRC Freight and YRC Reimer, a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico, Puerto Rico and Guam.

•
Regional Transportation is the reporting segment for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. The Regional Transportation companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the United States, Canada, Mexico and Puerto Rico.

YRC Freight Results

YRC Freight represented 63% of consolidated operating revenue for the second quarter of 2015, as compared to 64% for the second quarter of 2014. YRC Freight represented 63% of consolidated operating revenue for both the first half of 2015 and 2014. The table below provides summary financial information for YRC Freight for the second quarter and first half of 2015 and 2014:

	Second Quarter			First Half
(in millions)	2015	2014	Percent Change	2015	2014	Percent Change
Operating revenue	$795.2	$842.1	(5.6)%	$1,532.8	$1,598.9	(4.1)%
Operating income (loss)	$22.5	$(0.3)	NM*	$22.7	$(32.8)	NM*
Operating ratio(a)	97.2%	100.0%	2.8 pp	98.5%	102.1%	3.6	pp

(a)	pp represents the change in percentage points
(*) not meaningful

Second Quarter of 2015 Compared to the Second Quarter of 2014

YRC Freight reported operating revenue of $795.2 million in the second quarter of 2015, a decrease of $46.9 million, or 5.6%, compared to the same period in 2014. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the second quarter of 2015 compared to the second quarter of 2014:

	Second Quarter
	2015	2014	Percent Change(b)
Workdays	63.5	63.5

Total picked up revenue (in millions) (a)	$792.2	$839.2	(5.6)%
Total tonnage (in thousands)	1,685	1,796	(6.2)%
Total tonnage per day (in thousands)	26.53	28.29	(6.2)%
Total shipments (in thousands)	2,791	3,070	(9.1)%
Total shipments per day (in thousands)	43.95	48.35	(9.1)%
Total picked up revenue per hundred weight	$23.51	$23.36	0.6%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$20.70	$19.45	6.4%
Total picked up revenue per shipment	$284	$273	3.8%
Total picked up revenue per shipment (excluding fuel surcharge)	$250	$228	9.8%
Total weight per shipment (in pounds)	1,207	1,170	3.2%

	Second Quarter
(in millions)	2015	2014
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$795.2	$842.1
Change in revenue deferral and other	(3.0)	(2.9)
Total picked up revenue	$792.2	$839.2
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods
(b) Percent change based on unrounded figures and not the rounded figures presented

YRC Freight strategically placed more focus on growing yield and profitability over tonnage growth, resulting in lower volume as compared to the same period in the prior year.

Operating income for YRC Freight was $22.5 million in the second quarter of 2015 compared to an operating loss of $0.3 million in the same period in 2014. Operating revenue in the second quarter of 2015 was lower by $46.9 million while total operating expenses decreased by $69.7 million, or 8.3%. The decrease in operating expense consisted primarily of a $33.8 million, or 18.5%, decrease in operating expenses and supplies, a $25.2 million, or 5.4%, decrease in salaries, wages and employee benefits, and a $13.8 million, or 10.6%, decrease in purchased transportation.

•
The $33.8 million, or 18.5%, decrease in operating expenses and supplies in the second quarter of 2015 was primarily the result of a $33.7 million decrease in fuel expense compared to the second quarter of 2014. This decrease was largely driven by lower fuel prices on a per gallon basis and fewer miles driven.

•
The $25.2 million, or 5.4%, decrease in salaries, wages and employee benefits was driven by a $13.3 million decrease in wages due to lower total shipments in 2015 compared to 2014, which required fewer employee hours to process freight, a $8.1 million decrease in benefit costs and a $5.4 million decrease in workers’ compensation expense driven by lower claim frequency in 2015 and favorable development for prior year claims.

•
The $13.8 million, or 10.6%, decrease in purchased transportation was primarily related to a decrease in total shipments and lower rail and road rates in the second quarter of 2015, as compared to the second quarter of 2014, which is primarily driven by lower fuel surcharges paid to our providers. We also experienced less than optimal use of purchased transportation in the second quarter of 2014 in response to increased shipments and network congestion. Offsetting this decrease is additional purchased transportation expense resulting from higher usage of leased revenue equipment.

•
The $3.0 million, or 7.0%, decrease in other operating expense in the second quarter of 2015 was primarily the result of a $4.1 million decrease in our liability claims expense relating to more adverse development on prior year claims experienced in the second quarter of 2014, as compared to the same period in 2015.

First Half of 2015 Compared to the First Half of 2014

YRC Freight reported operating revenue of $1,532.8 million in the first half of 2015, a decrease of $66.1 million, or 4.1%, compared to the same period in 2014. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the first half of 2015 compared to the first half of 2014:

	First Half
	2015	2014	Percent Change(b)
Workdays	126.0	126.5

Total picked up revenue (in millions) (a)	$1,529.6	$1,595.2	(4.1)%
Total tonnage (in thousands)	3,251	3,443	(5.6)%
Total tonnage per day (in thousands)	25.80	27.21	(5.2)%
Total shipments (in thousands)	5,394	5,842	(7.7)%
Total shipments per day (in thousands)	42.81	46.18	(7.3)%
Total picked up revenue per hundred weight	$23.53	$23.17	1.5%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$20.68	$19.28	7.3%
Total picked up revenue per shipment	$284	$273	3.8%
Total picked up revenue per shipment (excluding fuel surcharge)	$249	$227	9.7%
Total weight per shipment (in pounds)	1,205	1,179	2.3%

	First Half
(in millions)	2015	2014
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,532.8	$1,598.9
Change in revenue deferral and other	(3.2)	(3.7)
Total picked up revenue	$1,529.6	$1,595.2
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods
(b) Percent change based on unrounded figures and not the rounded figures presented

Consistent with performance in the second quarter of 2015, YRC Freight strategically placed more focus on growing yield and profitability over tonnage growth, resulting in lower volume as compared to the same period in prior year.

Operating income for YRC Freight was $22.7 million in the first half of 2015 compared to an operating loss of $32.8 million in the same period in 2014. Operating revenue in the first half of 2015 was lower by $66.1 million while total operating expenses decreased by $121.6 million, or 7.5%. The decrease in operating expense consisted primarily of a $70.0 million, or 19.5%, decrease in operating expenses and supplies, a $41.0 million, or 4.5%, decrease in salaries, wages and employee benefits and a $17.6 million, or 7.4%, decrease in purchased transportation.

•
The $70.0 million, or 19.5%, decrease in operating expenses and supplies in the first half of 2015 was primarily the result of a $70.5 million decrease in fuel expense compared to the first half of 2014. This decrease was largely driven by lower fuel prices on a per gallon basis and fewer miles driven.

•
The $41.0 million, or 4.5%, decrease in salaries, wages and employee benefits was driven by a $18.8 million decrease in wages due to lower total shipments in the first half of 2015 compared to the first half of 2014, which required fewer employee hours to process freight, a $17.0 million decrease in benefit costs and a $8.3 million decrease in workers’ compensation expense driven by lower claim frequency in 2015 and favorable development for prior year claims.

•
The $17.6 million, or 7.4%, decrease in purchased transportation was primarily related to a decrease in total shipments and lower rail and road rates in the first half of 2015, as compared to the first half of 2014, which is primarily driven by lower fuel surcharges paid to our providers. We also experienced less than optimal use of purchased transportation in the first half of 2014 in response to increased shipments and service disruptions related to severe weather experienced during the first quarter of 2014. Offsetting this decrease is additional purchased transportation expense resulting from higher usage of leased revenue equipment and an increase in purchased road miles as the first half of 2015 reflects higher utilization of our over-the-road purchased transportation option as permitted in our modified labor agreement that went into effect in February 2014.

Finally, on a year-over-year basis, gains from excess property sales in the first half of 2014 were $6.9 million compared to losses of $0.6 million in the same period in 2015.

Regional Transportation Results

Regional Transportation represented 37% of consolidated revenue for the second quarter of 2015, as compared to 36% for the second quarter of 2014. Regional Transportation represented 37% of consolidated revenue for both the first half of 2015 and 2014. The table below provides summary financial information for Regional Transportation for the second quarter and the first half of 2015 and 2014:

	Second Quarter				First Half
(in millions)	2015	2014	Percent Change		2015	2014	Percent Change
Operating revenue	$463.2	$475.5	(2.6)%		$912.0	$929.6	(1.9)%
Operating income	$37.7	$23.2	62.5%		$42.3	$31.1	36.0%
Operating ratio (a)	91.9%	95.1%	3.2	pp	95.4%	96.7%	1.3	pp

(a)	pp represents the change in percentage points

Second Quarter of 2015 Compared to the Second Quarter of 2014

Regional Transportation reported operating revenue of $463.2 million for the second quarter of 2015, a decrease of $12.3 million, or 2.6%, from the second quarter of 2014. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the second quarter of 2015 compared to the second quarter of 2014:

	Second Quarter
	2015	2014	Percent Change(b)
Workdays	63.0	62.5

Total picked up revenue (in millions)(a)	$463.4	$475.6	(2.6)%
Total tonnage (in thousands)	1,997	2,054	(2.7)%
Total tonnage per day (in thousands)	31.71	32.86	(3.5)%
Total shipments (in thousands)	2,697	2,807	(3.9)%
Total shipments per day (in thousands)	42.82	44.91	(4.7)%
Total picked up revenue per hundred weight	$11.60	$11.58	0.2%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$10.26	$9.75	5.2%
Total picked up revenue per shipment	$172	$169	1.4%
Total picked up revenue per shipment (excluding fuel surcharge)	$152	$143	6.5%
Total weight per shipment (in pounds)	1,481	1,463	1.2%

	Second Quarter
(in millions)	2015	2014
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$463.2	$475.5
Change in revenue deferral and other	0.2	0.1
Total picked up revenue	$463.4	$475.6
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods
(b) Percent change based on unrounded figures and not the rounded figures presented

Regional Transportation reported increases in yield and decreases in volumes, which is primarily attributable to our disciplined focus to grow yield and improve profitability.

Operating income for Regional Transportation was $37.7 million for the second quarter of 2015, an increase of $14.5 million from the same period in 2014. Operating revenue in the first quarter of 2015 was lower by $12.3 million, while total operating expenses decreased by $26.8 million, or 5.9%. The decrease in total operating expenses was primarily driven by a $23.4 million, or 20.1%, decrease in operating expenses and supplies, a $3.7 million, or 1.4%, decrease in salaries, wages and employee benefits, and a $2.1 million, or 7.9% decrease in other operating expenses, partially offset by a $2.1 million, or 6.9%, increase in purchased transportation.

•
The $23.4 million, or 20.1%, decrease in operating expenses and supplies in the second quarter of 2015 was primarily driven by a $24.1 million decrease in fuel expense compared to the second quarter of 2014. This decrease was largely driven by lower fuel prices on a per gallon basis and fewer miles driven.

•
The $3.7 million, or 1.4%, decrease in salaries, wages and employee benefits in the second quarter of 2015 was primarily the result of a $3.0 million decrease in wages due to lower total shipments in 2015 compared to 2014, which required fewer employee hours to process freight, in addition to a $2.9 million decrease in workers’ compensation expense resulting from lower claim frequency in 2015 and favorable development for prior year claims. This was partially offset by a $1.4 million increase in benefit costs.

•
The $2.1 million, or 7.9%, decrease in other operating expense in the second quarter of 2015 was primarily the result of a $1.7 million decrease in our liability claims expense relating to more adverse development on prior year claims experienced in the second quarter of 2014, as compared to the same period in 2015.

•
The $2.1 million, or 6.9%, increase in purchased transportation in the second quarter of 2015 was primarily driven by a $1.7 million increase in vehicle rent expense as our percentage of leased units has increased from prior year due to our strategy of using operating leases to acquire new revenue equipment.

First Half of 2015 Compared to the First Half of 2014

Regional Transportation reported operating revenue of $912.0 million for the first half of 2015, a decrease of $17.6 million, or 1.9%, from the first half of 2014. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the first half of 2015 compared to the first half of 2014:

	First Half
	2015	2014	Percent Change(b)
Workdays	127.5	129.5

Total picked up revenue (in millions)(a)	$912.5	$930.0	(1.9)%
Total tonnage (in thousands)	3,974	4,069	(2.3)%
Total tonnage per day (in thousands)	31.17	31.42	(0.8)%
Total shipments (in thousands)	5,315	5,512	(3.6)%
Total shipments per day (in thousands)	41.68	42.57	(2.1)%
Total picked up revenue per hundred weight	$11.48	$11.43	0.5%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$10.15	$9.62	5.5%
Total picked up revenue per shipment	$172	$169	1.8%
Total picked up revenue per shipment (excluding fuel surcharge)	$152	$142	6.9%
Total weight per shipment (in pounds)	1,495	1,476	1.3%

	First Half
(in millions)	2015	2014
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$912.0	$929.6
Change in revenue deferral and other	0.5	0.4
Total picked up revenue	$912.5	$930.0
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not the rounded figures presented.

Regional Transportation reported increases in yield and decreases in volumes. This is primarily attributable to our disciplined focus to grow yield and improve profitability in the first half of 2015, as compared to the first half of 2014.

Operating income for Regional Transportation was $42.3 million for the first half of 2015, an increase of $11.2 million from the same period in 2014. Operating revenue in the first half of 2015 was lower by $17.6 million, or 1.9%, while total operating expenses decreased by $28.8 million, or 3.2%. The decrease in total operating expenses was primarily driven by a $42.8 million, or 18.5%, decrease in operating expenses and supplies, partially offset by a $7.3 million, or 13.5%, increase in purchased transportation and a $3.3 million, or 6.5%, increase in other operating expenses.

•
The $42.8 million, or 18.5%, decrease in operating expenses and supplies in the first half of 2015 was primarily driven by a $48.2 million decrease in fuel expense compared to the first half of 2014. This decrease was largely driven by lower fuel prices on a per gallon basis and fewer miles driven. The lower fuel costs were partially offset by a $3.1 million increase in vehicle maintenance primarily used to support our aging fleet.

•
The $7.3 million, or 13.5%, increase in purchased transportation in the first half of 2015 was primarily driven by a $7.1 million increase in vehicle rent expense as our percentage of leased units has increased from prior year due to our strategy of using operating leases to acquire new revenue equipment.

•
The $3.3 million, or 6.5%, increase in other operating expense in the first half of 2015 was primarily the result of a $4.1 million increase in our liability claims expense, resulting from more adverse development on prior year claims experienced in the first half of 2015 as compared to the first half of 2014.

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

Consolidated Adjusted EBITDA

The reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA (defined in our Term Loan Agreement as “Consolidated EBITDA”) for the second quarter and first half of 2015 and 2014, and the trailing twelve months ended June 30, 2015, is as follows:

	Second Quarter		First Half		Four Consecutive Quarters Ending
(in millions)	2015	2014	2015	2014	June 30, 2015
Reconciliation of net income (loss) to adjusted EBITDA:
Net income (loss)	$26.0	$(4.9)	$4.4	$(75.1)	$11.8
Interest expense, net	27.9	31.6	55.3	89.7	115.0
Income tax expense (benefit)	2.3	(7.9)	3.7	(12.0)	(0.4)
Depreciation and amortization	41.3	41.0	82.9	82.0	164.5
EBITDA	97.5	59.8	146.3	84.6	290.9
Adjustments for Term Loan Agreement:
(Gains) losses on property disposals, net	(0.7)	(6.5)	0.6	(6.3)	(5.0)
Letter of credit expense	2.2	2.1	4.4	7.3	9.2
Restructuring professional fees	—	—	—	1.1	3.1
Nonrecurring consulting fees	3.0	—	5.9	—	5.9
Permitted dispositions and other	0.1	—	0.3	0.1	1.9
Equity based compensation expense	3.2	2.5	3.7	9.1	8.9
Amortization of ratification bonus	4.6	5.2	9.8	5.2	20.2
(Gain) loss on extinguishment of debt	—	—	0.6	(11.2)	0.6
Other, net(a)	(0.5)	(0.1)	(3.4)	(4.1)	(8.9)
Adjusted EBITDA	$109.4	$63.0	$168.2	$85.8	$326.8

(a) As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA under our Term Loan Agreement.

Segment Adjusted EBITDA

The following represents Adjusted EBITDA by segment for the second quarter and first half of 2015 and 2014:

	Second Quarter		First Half
(in millions)	2015	2014	2015	2014
Adjusted EBITDA by segment:
YRC Freight	$53.1	$21.5	$85.2	$17.8
Regional Transportation	56.6	42.1	82.8	68.0
Corporate and other	(0.3)	(0.6)	0.2	—
Adjusted EBITDA	$109.4	$63.0	$168.2	$85.8

The reconciliation of operating income (loss), by segment, to EBITDA and EBITDA to Adjusted EBITDA for the second quarter and first half of 2015 and 2014 is as follows:

	Second Quarter		First Half
YRC Freight segment (in millions)	2015	2014	2015	2014
Reconciliation of operating income (loss) to adjusted EBITDA:
Operating income (loss)	$22.5	$(0.3)	$22.7	$(32.8)
Depreciation and amortization	23.3	24.9	47.2	49.6
EBITDA	45.8	24.6	69.9	16.8
Adjustments for Term Loan Agreement:
(Gains) losses on property disposals, net	0.8	(6.7)	0.6	(6.9)
Letter of credit expense	1.5	1.4	3.0	5.0
Nonrecurring consulting fees	3.0	—	5.9	—
Amortization of ratification bonus	3.0	3.3	6.3	3.3
Other nonoperating expenses, net(a)	(1.0)	(1.1)	(0.5)	(0.4)
Adjusted EBITDA	$53.1	$21.5	$85.2	$17.8
 (a) As required under our Term Loan Agreement, other nonoperating, net, shown above does not include the impact of non-cash foreign currency gains or losses.

	Second Quarter		First Half
Regional Transportation segment (in millions)	2015	2014	2015	2014
Reconciliation of operating income to adjusted EBITDA:
Operating income	$37.7	$23.2	$42.3	$31.1
Depreciation and amortization	18.1	16.2	35.8	32.6
EBITDA	55.8	39.4	78.1	63.7
Adjustments for Term Loan Agreement:
(Gains) losses on property disposals, net	(1.3)	0.2	0.2	0.6
Letter of credit expense	0.5	0.6	1.0	1.8
Amortization of ratification bonus	1.6	1.9	3.5	1.9
Adjusted EBITDA	$56.6	$42.1	$82.8	$68.0

	Second Quarter		First Half
Corporate and other segment (in millions)	2015	2014	2015	2014
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(3.3)	$(2.9)	$(4.4)	$(10.7)
Depreciation and amortization	(0.1)	(0.1)	(0.1)	(0.2)
EBITDA	(3.4)	(3.0)	(4.5)	(10.9)
Adjustments for Term Loan Agreement:
(Gains) losses on property disposals, net	(0.2)	—	(0.2)	—
Letter of credit expense	0.2	0.1	0.4	0.5
Restructuring professional fees	—	—	—	1.1
Permitted dispositions and other	0.1	—	0.3	0.1
Equity based compensation expense	3.2	2.5	3.7	9.1
Other nonoperating income, net(a)	(0.2)	(0.2)	0.5	0.1
Adjusted EBITDA	$(0.3)	$(0.6)	$0.2	$—
(a) As required under our Term Loan Agreement, other nonoperating, net, shown above does not include the impact of earnings of our equity method investment as well as non-cash foreign currency gains or losses.

Financial Condition/Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net operating cash flows from operations. As of June 30, 2015, we had cash and cash equivalents of $196.0 million and the borrowing base and maximum availability on our ABL Facility were $436.4 million and $73.8 million, respectively. The maximum availability is calculated in accordance with the terms of the ABL Facility and is derived by reducing the borrowing base by our $362.6 million of outstanding letters of credit.  While our ABL Agreement permits us to access maximum availability outside of certain financial covenant restrictions (which restrictions did not limit our availability as of June 30, 2015), the maximum amount we expect to access on our ABL Facility at any time is maximum availability less the lower of 10% of the borrowing base ($43.7 million at June 30, 2015) or 10% of the collateral line cap ($45.0 million at June 30, 2015). Thus, of the $73.8 million in maximum availability, our Managed Accessibility was $30.1 million as of June 30, 2015.  As a result, we had cash and cash equivalents and Managed Accessibility of $226.1 million as of June 30, 2015.

Outside of funding normal operations, our principal uses of cash include making contributions to our single-employer pension plans and various multi-employer pension funds, and meeting our other cash obligations including, but not limited to, paying principal and interest on our funded debt, payments on our equipment leases and funding capital expenditures.

We have a considerable amount of indebtedness. As of June 30, 2015, we had $1,089.2 million in aggregate par value of outstanding indebtedness, the majority of which matures in 2019. We also have considerable future funding obligations for our single-employer pension plans and various multi-employer pension funds. We expect our funding obligations for the remainder of 2015 for our single-employer pension plans and multi-employer pension funds will be $35.9 million and $45.1 million, respectively. In addition, we have, and will continue to have, substantial operating lease obligations. As of June 30, 2015, our minimum rental expense under operating leases for the remainder of the year is $43.6 million. As of June 30, 2015, our operating lease payment obligations through 2025 totaled $215.6 million and is expected to increase as we lease additional revenue equipment.

Our capital expenditures for the first half of 2015 and 2014 were $42.6 million and $24.7 million, respectively. These amounts were principally used to fund the purchase of used tractors, trailers and refurbished engines for our revenue fleet and capitalized costs for technology infrastructure. Additionally, for the first half of 2015, we entered into new operating leases for revenue equipment for $78.6 million, payable over the average lease term of five years.

As of June 30, 2015, our Standard & Poor’s Corporate Family Rating was “CCC+” and Moody’s Investor Service Corporate Family Rating was “B3”.

Credit Facility Covenants

Our Term Loan Agreement has certain financial covenants that, among other things, restricts certain capital expenditures and requires us to maintain a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below).

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
June 30, 2015	4.75 to 1.00	December 31, 2016	3.50 to 1.00
September 30, 2015	4.50 to 1.00	March 31, 2017	3.25 to 1.00
December 31, 2015	4.25 to 1.00	June 30, 2017	3.25 to 1.00
March 31, 2016	4.00 to 1.00	September 30, 2017	3.25 to 1.00
June 30, 2016	3.75 to 1.00	December 31, 2017 and thereafter	3.00 to 1.00
September 30, 2016	3.75 to 1.00

Consolidated Adjusted EBITDA, defined in the Term Loan Agreement as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring professional fees, nonrecurring consulting fees, expenses associated with certain lump sum payments to our IBT employees and the results of permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our Term Loan Agreement, is the aggregate principal amount of indebtedness outstanding. Our total leverage ratio for the four consecutive fiscal quarters ending June 30, 2015 was 3.33 to 1.00. Additionally, our ABL Facility credit agreement, among other things, restricts certain capital expenditures.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Term Loan Agreement, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for at least the next twelve months. In order for us to maintain compliance with the maximum total leverage ratio over the tenor of the Term Loan and satisfy our liquidity needs, we must achieve positive operating results which reflect continuing improvement over our recent results. Improvements to our profitability may include ongoing successful implementation and realization of pricing, productivity and efficiency initiatives, as well as increased volume, some of which are outside of our control.

Cash Flows

Operating Cash Flow

Net cash provided by operating activities was $31.1 million in the first half of 2015 compared to net cash used in operating activities of $55.6 million in the first half of 2014. The favorable cash flow impact is primarily attributable to net income of $4.4 million for the first half of 2015 compared to a net loss of $75.1 million for the first half of 2014, driven by profitability initiatives and decreased operating expenses.

Investing Cash Flow

Investing cash flows increased by $52.5 million during the first half of 2015 compared to the first half of 2014, largely driven by a net receipt of $32.0 million in restricted escrow refunds in 2015 compared to a net deposit of $37.5 million in 2014. The 2014 restricted escrow deposits consist mostly of $38.6 million for the ABL Facility and $89.6 million for the Series A Notes redemption, offset by the reduction of the $90.0 million receipt for the prior asset based loan facility. In addition, there was a $17.9 million increase in the acquisition of property and equipment primarily due to increased purchases of used tractors and trailers and refurbished engines for our fleet and capitalized costs for technology infrastructure.

Financing Cash Flow

Net cash used in financing activities for the first half of 2015 was $9.1 million compared to net cash provided by financing activities of $102.8 million in the first half of 2014. The cash used in the first half of 2015 consists solely of repayments of our long-term debt. The cash provided during the first half of 2014 was driven by the issuance of $693.0 million in long-term debt for the Term Loan and $250.0 million equity issuance proceeds. These were offset by $795.7 million of repayments on our long-term debt. The repayments primarily consisted of $298.1 million for the prior term loan, $324.9 million for the prior ABL facility, $93.9 million for the redemption of Series A Notes and $69.4 million for the 6% Convertible Senior Notes. We also paid $27.4 million in debt issuance costs and $17.1 million in equity issuance costs related to our new debt and equity issued in 2014.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual cash obligations and other commercial commitments as of June 30, 2015.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of June 30, 2015:

	Payments Due by Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Balance sheet obligations:(a)
ABL borrowings, including interest and unused line fees	$0.3	$0.6	$0.2	$—	$1.1
Long-term debt, including interest	64.7	127.7	703.1	—	895.5
Lease financing obligations	41.0	83.1	46.2	30.4	200.7	(b)
Multi-employer pension deferral obligations, including interest	8.7	17.4	132.5	—	158.6
Workers’ compensation and liability claims obligations	95.7	109.0	51.5	100.4	356.6	(c)
Off balance sheet obligations:
Operating leases	63.2	94.1	39.9	18.4	215.6
Letter of credit fees	8.8	17.6	5.5	—	31.9
Future service obligations (d)	11.3	0.1	—	—	11.4
Capital expenditures	21.6	—	—	—	21.6
Total contractual obligations	$315.3	$449.6	$978.9	$149.2	$1,893.0

(a)
Total liabilities for uncertain income tax positions as of June 30, 2015 were $7.9 million and are classified on our consolidated balance sheet within “Claims and Other Liabilities” and are excluded from the table above.

(b)
The $200.7 million of lease financing obligation payments represent interest payments of $141.2 million and principal payments of $59.5 million. The remaining principle obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

(c)	The workers’ compensation and liability claims obligations represent our undiscounted estimate of future payments for these obligations, not all of which are contractually required.

(d)	Future service obligations consist primarily of hardware and software maintenance contracts.

During the six months ended June 30, 2015, we entered into new operating leases for revenue equipment of $78.6 million. This total consists of approximately 325 tractors and 1,350 trailers with a total capital value of $61.6 million, with the remaining amount related to recurring leases for sleeper units.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	1-3 years	3-5 years		After 5 years	Total
Unused line of credit
ABL Facility(a)	$—	$—	$73.8	(b)	$—	$73.8
Letters of credit	—	—	362.6		—	362.6
Surety bonds	111.1	4.1	0.1		—	115.3
Total commercial commitments	$111.1	$4.1	$436.5		$—	$551.7

(a)	As of June 30, 2015, we held $57.1 million in restricted escrow, which represents cash collateral on our ABL Facility.

(b)	As of June 30, 2015, Managed Accessibility was $30.1 million, which represents maximum availability of $73.8 million less the lower of 10% of the borrowing base or collateral line cap.

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

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of June 30, 2015 and have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

On March 24, 2015, the Company filed a Current Report on Form 8-K (the “Nazemetz Form 8-K”) to announce that, effective March 23, 2015, the Board increased the size of the Board to ten members and appointed Patricia M. Nazemetz to fill the resulting vacancy. This Item 5 amends and supplements the Nazemetz Form 8-K to reflect that effective as of July 27, 2015, the Board appointed Ms. Nazemetz as a member of its Governance Committee and Compensation Committee. To accommodate the addition of Ms. Nazemetz to the Compensation Committee, James E. Hoffman will discontinue his service on the Compensation Committee. Mr. Hoffman will continue to serve as the Chairman of the Board. All other contents of the Item 5.02 disclosure in the Nazemetz Form 8-K are incorporated herein by reference.

Item 6. Exhibits

10.1*	YRC Worldwide Inc. Director Compensation Plan, effective May 6, 2015.
10.2*	Form of Director Share Unit Agreement for Non-Employee Director under 2015 Director Compensation Plan.
31.1*	Certification of James L. Welch filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Jamie G. Pierson filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of James L. Welch furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Jamie G. Pierson furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
__________________________

*	Indicates documents filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC WORLDWIDE INC.

Date: July 30, 2015	/s/ James L. Welch
James L. Welch
Chief Executive Officer

Date: July 30, 2015	/s/ Jamie G. Pierson
Jamie G. Pierson
Executive Vice President and
Chief Financial Officer