Form 10-Q
period 2015-09-30
YRC Worldwide Inc.
filed 2015-10-29
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2015
Common Stock, $0.01 par value per share	32,615,981 shares

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries
(Amounts in millions except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$210.7	$171.1
Restricted amounts held in escrow	25.7	28.9
Accounts receivable, net	497.8	470.5
Prepaid expenses and other	77.2	81.2
Total current assets	811.4	751.7
Property and Equipment:
Cost	2,837.4	2,819.6
Less – accumulated depreciation	(1,898.5)	(1,825.4)
Net property and equipment	938.9	994.2
Intangibles, net	45.1	60.3
Restricted amounts held in escrow	46.5	60.2
Deferred income taxes, net	21.2	21.4
Other assets	101.7	97.2
Total Assets	$1,964.8	$1,985.0
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$185.6	$172.2
Wages, vacations and employee benefits	204.2	176.6
Deferred income taxes, net	21.2	21.4
Other current and accrued liabilities	187.6	202.2
Current maturities of long-term debt	15.5	31.1
Total current liabilities	614.1	603.5
Other Liabilities:
Long-term debt, less current portion	1,065.3	1,078.8
Deferred income taxes, net	3.2	1.5
Pension and postretirement	413.1	460.3
Claims and other liabilities	296.4	315.2
Commitments and contingencies
Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.3	0.3
Capital surplus	2,310.8	2,290.9
Accumulated deficit	(2,215.8)	(2,240.0)
Accumulated other comprehensive loss	(429.9)	(432.8)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(427.3)	(474.3)
Total Liabilities and Shareholders’ Deficit	$1,964.8	$1,985.0
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
YRC Worldwide Inc. and Subsidiaries
For the Three and Nine Months Ended September 30
(Amounts in millions except per share data, shares in thousands)
(Unaudited)

	Three Months		Nine Months
	2015	2014	2015	2014
Operating Revenue	$1,244.9	$1,322.6	$3,689.7	$3,851.1
Operating Expenses:
Salaries, wages and employee benefits	725.8	745.9	2,148.6	2,212.3
Operating expenses and supplies	217.1	285.0	678.1	860.7
Purchased transportation	149.6	157.4	431.0	449.1
Depreciation and amortization	40.7	40.9	123.6	122.9
Other operating expenses	63.1	66.5	198.6	197.9
(Gains) losses on property disposals, net	0.9	0.2	1.5	(6.1)
Total operating expenses	1,197.2	1,295.9	3,581.4	3,836.8
Operating Income	47.7	26.7	108.3	14.3
Nonoperating Expenses:
Interest expense	25.7	32.6	81.2	122.5
(Gain) loss on extinguishment of debt	—	—	0.6	(11.2)
Other, net	(4.5)	(2.7)	(8.1)	(6.7)
Nonoperating expenses, net	21.2	29.9	73.7	104.6
Income (loss) before income taxes	26.5	(3.2)	34.6	(90.3)
Income tax (benefit) expense	6.7	(4.4)	10.4	(16.4)
Net income (loss)	19.8	1.2	24.2	(73.9)
Amortization of beneficial conversion feature on preferred stock	—	—	—	(18.1)
Net Income (Loss) Attributable to Common Shareholders	19.8	1.2	24.2	(92.0)

Net income (loss)	19.8	1.2	24.2	(73.9)
Other comprehensive income (loss), net of tax	(1.9)	(0.6)	2.9	3.9
Comprehensive Income (Loss) Attributable to YRC Worldwide Inc.	$17.9	$0.6	$27.1	$(70.0)

Average Common Shares Outstanding – Basic	32,065	30,639	31,602	27,896
Average Common Shares Outstanding – Diluted	32,621	31,903	32,569	27,896

Earnings (loss) Per Share – Basic	$0.62	$0.04	$0.76	$(3.30)
Earnings (loss) Per Share – Diluted	$0.61	$(0.03)	$0.74	$(3.30)
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Nine Months Ended September 30
(Amounts in millions)
(Unaudited)

	2015	2014
Operating Activities:
Net income (loss)	$24.2	$(73.9)
Noncash items included in net income (loss):
Depreciation and amortization	123.6	122.9
Paid-in-kind interest on Series A Notes and Series B Notes	0.4	13.9
Amortization of deferred debt costs	4.8	6.9
Amortization of premiums and discounts on debt	1.7	26.5
Noncash equity based compensation and employee benefits expense	18.5	20.6
Deferred income tax benefit	—	(3.0)
(Gains) losses on property disposals, net	1.5	(6.1)
(Gain) loss on extinguishment of debt	0.6	(11.2)
Other noncash items, net	(6.8)	(4.7)
Changes in assets and liabilities, net:
Accounts receivable	(29.4)	(91.5)
Accounts payable	10.0	18.4
Other operating assets	(7.3)	0.3
Other operating liabilities	(50.3)	(45.4)
Net cash provided by (used in) operating activities	91.5	(26.3)
Investing Activities:
Acquisition of property and equipment	(71.8)	(47.6)
Proceeds from disposal of property and equipment	15.7	8.5
Restricted escrow receipts	41.9	90.7
Restricted escrow deposits	(25.0)	(33.6)
Other, net	0.4	5.2
Net cash provided by (used in) investing activities	(38.8)	23.2
Financing Activities:
Issuance of long-term debt	—	693.0
Repayments of long-term debt	(13.1)	(888.7)
Debt issuance costs	—	(29.0)
Equity issuance costs	—	(17.1)
Equity issuance proceeds	—	250.0
Net cash provided by (used in) financing activities	(13.1)	8.2
Net Increase In Cash and Cash Equivalents	39.6	5.1
Cash and Cash Equivalents, Beginning of Period	171.1	176.3
Cash and Cash Equivalents, End of Period	$210.7	$181.4

Supplemental Cash Flow Information:
Interest paid	$(79.3)	$(103.3)
Income tax refund (payment), net	$(1.6)	$19.3
The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Nine Months Ended September 30, 2015
(Amounts in millions)
(Unaudited)

Preferred Stock:
Beginning and ending balance	$—
Common Stock:
Beginning and ending balance	$0.3
Capital Surplus:
Beginning balance	$2,290.9
Share-based compensation	1.4
Issuance of equity upon conversion and exchange of Series B Notes	18.5
Ending balance	$2,310.8
Accumulated Deficit:
Beginning balance	$(2,240.0)
Net income	24.2
Ending balance	$(2,215.8)
Accumulated Other Comprehensive Loss:
Beginning balance	$(432.8)
Reclassification of net pension actuarial losses to net income, net of tax	12.0
Foreign currency translation adjustments	(9.1)
Ending balance	$(429.9)
Treasury Stock, At Cost:
Beginning and ending balance	$(92.7)
Total Shareholders’ Deficit	$(427.3)
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

At September 30, 2015, approximately 78% of our labor force is subject to collective bargaining agreements, which predominantly expire in March 2019.

2. Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of YRC Worldwide and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We report on a calendar year basis. The quarters of the Regional Transportation companies (with the exception of New Penn) consist of thirteen weeks that end on a Saturday either before or after the end of March, June and September, whereas all other operating segment quarters end on the natural calendar quarter end. Our investment in our Chinese joint venture, a non-majority owned affiliate, is accounted for on the equity method.

We make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and notes. Actual results could differ from those estimates. We have prepared the Consolidated Financial Statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, we have made all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included in these financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Fair Value of Financial Instruments

The following table summarizes the fair value hierarchy of our financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2015:

		Fair Value Measurement Hierarchy
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$25.7	$25.7	$—	$—
Restricted amounts held in escrow-long term	46.5	46.5	—	—
Total assets at fair value	$72.2	$72.2	$—	$—

Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value based on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments.

Equity Method Investment

On October 23, 2015, the Company entered into an equity interest sale and purchase agreement to sell its fifty percent interest in its Chinese joint venture, JHJ International Transportation Co., Ltd. (“JHJ”), for a purchase price of $16.3 million, which we expect upon sale, will result in an inconsequential gain in the accompanying statement of consolidated comprehensive income (loss). The investment is recorded in other assets in the accompanying consolidated balance sheet.

Reclassifications Out of Accumulated Other Comprehensive Loss

For three and nine months ended September 30, 2015, we reclassified the amortization of our net pension loss totaling $4.0 million and $12.0 million, respectively, net of tax, from accumulated other comprehensive loss to net income. For three and nine months ended September 30, 2014, we reclassified the amortization of our net pension loss totaling $1.9 million and $5.8 million, respectively, net of tax, from accumulated other comprehensive loss to net loss. This reclassification is a component of net periodic pension cost and is discussed in the “Employee Benefits” footnote.

Impact of Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued new authoritative literature, Interest - Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the accounting treatment for debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by this update. The guidance, which requires retrospective application, is effective for the Company beginning January 1, 2016, but early adoption is allowed. The Company plans to adopt this guidance for the first quarter of 2016. As of September 30, 2015 and December 31, 2014, the Company had $21.7 million and $26.5 million, respectively, of debt issuance costs related to its Term Loan, Second A&R CDA and ABL Facility (each as defined in the Debt and Financing footnote). In accordance with the guidance, the Company would reclassify these costs from other assets to long-term debt in the consolidated balance sheets.

In May 2015, the FASB issued new authoritative literature, Revenue from Contracts with Customers, Deferral of the Effective Date, which defers the effective date of the new revenue standard by one year. The new standard is effective for the Company beginning January 1, 2018. Early adoption is permitted for annual periods beginning January 1, 2017. While we do not believe the guidance will have a significant impact on the Company’s consolidated financial statements, we are currently evaluating the guidance, including which transition approach will be applied.

3. Debt and Financing

Our outstanding debt as of September 30, 2015 and December 31, 2014 consisted of the following:

As of September 30, 2015 (in millions)	Par Value	Discount	Book Value	Stated Interest Rate	Average Effective Interest Rate
Term Loan	$687.8	$(4.7)	$683.1	8.3%	8.5%
ABL Facility(a)	—	—	—	N/A	N/A
Secured Second A&R CDA	44.7	—	44.7	3.3-18.3%	7.3%
Unsecured Second A&R CDA	73.2	—	73.2	3.3-18.3%	7.3%
Lease financing obligations	279.8	—	279.8	10.0-18.2%	12.0%
Total debt	$1,085.5	$(4.7)	$1,080.8
Current maturities of Term Loan	(7.0)	—	(7.0)
Current maturities of lease financing obligations	(8.5)	—	(8.5)
Long-term debt	$1,070.0	$(4.7)	$1,065.3
(a) There were no amounts drawn on the ABL Facility at any time during the nine months ended September 30, 2015.

As of December 31, 2014 (in millions)	Par Value	Discount	Book Value	Stated Interest Rate	Average Effective Interest Rate
Term Loan	$693.0	$(5.7)	$687.3	8.3%	8.5%
ABL Facility(a)	—	—	—	N/A	N/A
Series B Notes	17.7	(0.6)	17.1	10.0%	25.6%
Secured Second A&R CDA	47.0	—	47.0	3.3-18.3%	7.3%
Unsecured Second A&R CDA	73.2	—	73.2	3.3-18.3%	7.3%
Lease financing obligations	285.1	—	285.1	10.0-18.2%	12.0%
Other	0.2	—	0.2
Total debt	$1,116.2	$(6.3)	$1,109.9
Current maturities of Term Loan	(7.0)	—	(7.0)
Current maturities of Series B Notes	(17.7)	0.6	(17.1)
Current maturities of lease financing obligations	(6.8)	—	(6.8)
Current maturities of other	(0.2)	—	(0.2)
Long-term debt	$1,084.5	$(5.7)	$1,078.8
(a) There were no amounts drawn on the ABL Facility at any time during the twelve months ended December 31, 2014.

ABL Facility Availability

As of September 30, 2015, we had cash and cash equivalents of $210.7 million and the borrowing base and maximum availability on our asset based loan facility (the “ABL Facility”) were $445.1 million and $78.6 million, respectively. The maximum availability is calculated in accordance with the terms of the ABL Facility and is derived by reducing the borrowing base by our $366.5 million of outstanding letters of credit as of September 30, 2015.  While our ABL Agreement permits us to access maximum availability outside of certain financial covenant restrictions (which restrictions did not limit our availability as of September 30, 2015), the maximum amount we expect to access on our ABL Facility at any time is maximum availability less the lower of 10% of the borrowing base ($44.5 million at September 30, 2015) or 10% of the collateral line cap ($45.0 million at September 30, 2015). Thus, of the $78.6 million in maximum availability, we expected to access no more than $34.1 million as of September 30, 2015 (“Managed Accessibility”).  As a result, we had cash and cash equivalents and Managed Accessibility of $244.8 million as of September 30, 2015.

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

Credit Facility Covenants

The credit agreement (the “Term Loan Agreement”) governing our term loan facility (the “Term Loan”) has certain financial covenants, as amended in September 2014, that, among other things, restricts certain capital expenditures and requires us to maintain a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below).

Our total maximum leverage ratio covenants are as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
September 30, 2015	4.50 to 1.00	December 31, 2016	3.50 to 1.00
December 31, 2015	4.25 to 1.00	March 31, 2017	3.25 to 1.00
March 31, 2016	4.00 to 1.00	June 30, 2017	3.25 to 1.00
June 30, 2016	3.75 to 1.00	September 30, 2017	3.25 to 1.00
September 30, 2016	3.75 to 1.00	December 31, 2017 and thereafter	3.00 to 1.00

Consolidated Adjusted EBITDA, defined in our Term Loan Agreement as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring professional fees, nonrecurring consulting fees, expenses associated with certain lump sum payments to our International Brotherhood of Teamsters (“IBT”) employees and the results of permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our Term Loan Agreement, is the aggregate principal amount of indebtedness outstanding. Our total leverage ratio for the four consecutive fiscal quarters ending September 30, 2015 was 3.15 to 1.00. Additionally, our ABL Facility credit agreement, among other things, restricts certain capital expenditures.

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

On March 25, 2015, we entered into an exchange agreement with certain holders of our Series B Notes to exchange their outstanding principal and accrued interest balances totaling $17.9 million at conversion price of $18.00 per share for an aggregate 994,689 shares of Common Stock. During the nine months ended September 30, 2015, we recorded $0.6 million of additional expense related to the fair value of the incremental shares provided to those holders who exchanged their outstanding balances. At maturity on March 31, 2015, we repaid the holders of the remaining outstanding Series B Notes approximately $0.3 million of cash.

On January 31, 2014, certain holders of our Series B Notes exchanged their outstanding notes as part of an exchange agreement. Outside of these exchange agreements, during the nine months ended September 30, 2014, $1.2 million of aggregate principal amount of Series B Notes were converted into 75,900 shares of our Common Stock, which includes the make whole premium.  Upon conversion, during the nine months ended September 30, 2014, we recorded $0.4 million of additional interest expense representing the $0.2 million make whole premium and $0.2 million of accelerated amortization of the discount on converted Series B Notes. There were no conversions during the three months ended September 30, 2014.

Fair Value Measurement

The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	September 30, 2015		December 31, 2014
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Term Loan	$683.1	$673.2	$687.3	$685.4
Series B Notes	—	—	17.1	17.7
Lease financing obligations	279.8	284.7	285.1	282.2
Other	117.9	115.4	120.4	119.1
Total debt	$1,080.8	$1,073.3	$1,109.9	$1,104.4

The fair values of the Term Loan, Series B Notes and the Secured and Unsecured Second Amended and Restated Contribution Deferral Agreement (the “Second A&R CDA”) (included in “Other” above) were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the lease financing obligations is estimated using a publicly traded secured loan with similar characteristics (level three input for fair value measurement).

Leases

As of September 30, 2015, our minimum rental expense under operating leases for the remainder of the year was $17.7 million. As of September 30, 2015, our operating lease payment obligations through 2025 totaled $232.1 million and is expected to increase as we lease additional revenue equipment.

Our capital expenditures for the nine months ended September 30, 2015 and 2014 were $71.8 million and $47.6 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, to refurbish engines for our revenue fleet, and capitalized costs for technology infrastructure. Additionally, for the nine months ended September 30, 2015, we entered into new operating leases for revenue equipment totaling $102.0 million in future lease payments, payable over an average lease term of five years.

4. Employee Benefits

The following table presents the components of our company-sponsored pension costs for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2015	2014	2015	2014
Service cost	$1.2	$1.1	$3.6	$3.2
Interest cost	14.3	15.2	42.9	45.6
Expected return on plan assets	(15.0)	(13.4)	(45.0)	(40.2)
Amortization of net pension loss	4.0	3.2	12.0	9.6
Total periodic pension cost	$4.5	$6.1	$13.5	$18.2

We expect to contribute $60.0 million to our company-sponsored pension plans in 2015 of which we have contributed $48.9 million through September 30, 2015.

5. Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2015 was 25.3% and 30.1%, compared to 137.5% and 18.2% for the three and nine months ended September 30, 2014. The significant items impacting the 2015 rate include a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2015. The significant items impacting the 2014 rate include the settlement of several audits with the Internal Revenue Service, a net state and foreign tax provision, certain permanent items, an intraperiod tax allocation required by ASC 740, Income Taxes, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2014. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At September 30, 2015 and December 31, 2014, substantially all of our net deferred tax assets were subject to a valuation allowance.

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

6. Shareholders’ Deficit

The following reflects the activity in the shares of our common stock for the nine months ended September 30, 2015:

(shares in thousands)	2015
Beginning balance	30,667
Issuance of equity awards	464
Issuance of common stock upon conversion or exchange of Series B Notes	995
Ending balance	32,126

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

A summary of performance based unvested stock unit activity at target is as follows:

(stock units in thousands)	Target Number of Units	Weighted Average Fair Value
Unvested performance stock unit awards, at December 31, 2014	—	—
2015 Performance Awards granted	217	$18.10
2015 Performance Awards forfeited	(3)	18.23
Unvested performance stock unit awards, at September 30, 2015(a)	214	$18.10
(a) For the 2015 Performance Awards, participants in the aggregate can earn up to a maximum of 428 thousand performance stock units.

The Company expenses the grant date fair value of the awards which are probable of being earned in the performance period over the respective service period. Compensation cost on performance based awards was $1.7 million and $2.8 million for the three and nine months ended September 30, 2015. As of September 30, 2015, at target performance, $2.5 million of unrecognized compensation cost related to performance based awards is expected to be recognized over a weighted-average period of 1.6 years.

8. Earnings (Loss) Per Share

We calculate basic earnings (loss) per share by dividing our net earnings (loss) by our weighted-average shares outstanding at the end of the period. The calculation for diluted earnings per share adjusts the weighted average shares outstanding for our dilutive unvested shares and stock units using the treasury stock method and for our convertible notes using the if-converted method. Our calculations for basic and dilutive earnings (loss) per share for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months		Nine Months
(dollars in millions, except per share data, shares and stock units in thousands)	2015	2014	2015	2014
Basic net income (loss) available to common shareholders	$19.8	$1.2	$24.2	$(92.0)
Effect of dilutive securities:
Series B Notes(a)	—	(2.0)	—	—
Dilutive net income (loss) available to common shareholders	$19.8	$(0.8)	$24.2	$(92.0)

Basic weighted average shares outstanding	32,065	30,639	31,602	27,896
Effect of dilutive securities:
Unvested shares and stock units	556	282	646	—
Series B Notes	—	982	321	—
Dilutive weighted average shares outstanding	32,621	31,903	32,569	27,896

Basic earnings (loss) per share(b)	$0.62	$0.04	$0.76	$(3.30)
Diluted earnings (loss) per share(b)	$0.61	$(0.03)	$0.74	$(3.30)
(a) The Series B Notes were recorded at a discount that accelerated upon conversion and contained a make-whole interest premium that would have required us to pay interest as if the security were held to maturity upon conversion and, as such, would have resulted in incremental expense under the if-converted method.
(b) Earnings (loss) per share is based on unrounded figures and not the rounded figures presented.

Given our net loss position for the nine months ended September 30, 2014, there were no dilutive securities for this period.

Our anti-dilutive securities at September 30, 2015 and 2014 are as follows:

(shares, options and stock units in thousands)	2015	2014
Anti-dilutive unvested shares, options, and stock units	264	358
Anti-dilutive Series B Notes	—	981

9. Business Segments

We report financial and descriptive information about our reporting segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We evaluate segment performance primarily on external revenue and operating income (loss).

We have the following reporting segments, which are strategic business units that offer complementary transportation services to our customers:

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

We charge management fees and other corporate service fees to our reporting segments based on the benefits received or an overhead allocation basis. Corporate and other operating losses represent residual operating expenses of the holding company. Corporate identifiable assets primarily consist of cash, cash equivalents, an investment in an equity method affiliate and deferred debt issuance costs. Intersegment revenue primarily relates to transportation services between our segments.

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/ Eliminations	Consolidated
As of September 30, 2015
Identifiable assets	$1,452.2	$748.6	$(236.0)	$1,964.8
As of December 31, 2014
Identifiable assets	$1,462.1	$685.7	$(162.8)	$1,985.0
Three Months Ended September 30, 2015
External revenue	$789.2	$455.7	$—	$1,244.9
Operating income (loss)	$16.7	$33.6	$(2.6)	$47.7
Nine Months Ended September 30, 2015
External revenue	$2,322.0	$1,367.7	$—	$3,689.7
Operating income (loss)	$39.4	$75.9	$(7.0)	$108.3
Three Months Ended September 30, 2014
External revenue	$843.0	$479.6	$—	$1,322.6
Operating income (loss)	$8.8	$24.4	$(6.5)	$26.7
Nine Months Ended September 30, 2014
External revenue	$2,441.9	$1,409.2	$—	$3,851.1
Operating income (loss)	$(24.0)	$55.5	$(17.2)	$14.3

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

The individual defendants are former officers of our Company. No current officers or directors are named in the lawsuit. The parties participated in voluntary mediation between March 11, 2013 and April 15, 2013. The mediation resulted in the execution of a mutually acceptable settlement agreement by the parties. Plaintiffs’ fourth motion to approve settlement was denied by the district court in October 2015, and the Company is considering all options going forward. Substantially all of the payments contemplated by the settlement would be covered by our liability insurance. The self-insured retention on this matter has been accrued. On March 4, 2015, the district court set the case for trial on the individual claims beginning June 6, 2016.

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

•	the uncertainty in the overall economy, including (without limitation) customer demand in the retail and manufacturing sectors;

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
Consolidated Results of Operations — an analysis of our consolidated results of operations for the three and nine months ended September 30, 2015 and 2014.
Reporting Segment Results of Operations — an analysis of our results of operations for the three and nine months ended September 30, 2015 and 2014 for our YRC Freight and Regional Transportation reporting segments.
Certain Non-GAAP Financial Measures — an analysis of selected non-GAAP financial measures for the three and nine months ended September 30, 2015 and 2014.
Financial Condition/Liquidity and Capital Resources — a discussion of our major sources and uses of cash and an analysis of our cash flows and aggregate contractual obligations and commercial commitments.
The “third quarter” and “first three quarters” of the years discussed below refer to the three and nine months ended September 30, respectively.
Our Business
We are a holding company that, through wholly owned operating subsidiaries and our interest in JHJ, offers our customers a wide range of transportation services. We have one of the largest, most comprehensive less-than-truckload (“LTL”) networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer industry-leading expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence.
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

◦	Other companies in our industry may calculate adjusted EBITDA differently than we do, potentially limiting its usefulness as comparative measures.

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

The table below provides summary consolidated financial information for the third quarter and first three quarters of 2015 and 2014:

	Third Quarter			First Three Quarters
(in millions)	2015	2014	Percent Change	2015	2014	Percent Change
Operating revenue	$1,244.9	$1,322.6	(5.9)%	$3,689.7	$3,851.1	(4.2)%
Operating income	$47.7	$26.7	78.7%	$108.3	$14.3	NM*
Nonoperating expenses, net	$21.2	$29.9	(29.1)%	$73.7	$104.6	(29.5)%
Net income (loss)	$19.8	$1.2	NM*	$24.2	$(73.9)	NM*
(*) not meaningful

Third Quarter of 2015 Compared to the Third Quarter of 2014

Our consolidated operating revenue decreased $77.7 million, or 5.9%, during the third quarter of 2015 compared to the same period in 2014. The decrease in revenue is primarily attributed to a reduction in fuel surcharge revenue and declines in volumes, partially offset by yield improvements.

Operating expenses for the third quarter of 2015 decreased $98.7 million, or 7.6%, compared to the same period in 2014. The decrease in operating expenses was driven by a $67.9 million, or 23.8%, decrease in operating expenses and supplies, a $20.1 million, or 2.7%, decrease in salaries, wages and employee benefits, a $7.8 million, or 5.0%, decrease in purchased transportation, and a $3.4 million, or 5.1%, decrease in other operating expenses.

•
The $67.9 million, or 23.8%, decrease in operating expenses and supplies in the third quarter of 2015 was primarily the result of a $61.7 million decrease in fuel expense compared to the third quarter of 2014. This decrease was largely driven by lower fuel prices on a per gallon basis, as well as fewer miles driven.

•
The $20.1 million, or 2.7%, decrease in salaries, wages and employee benefits was primarily attributed to a $20.7 million decrease in wages and benefits due to lower total shipments in 2015 compared to 2014, which required fewer employee hours to process freight, in addition to a $4.5 million decrease in workers’ compensation expense primarily due to lower claim frequency in 2015, as compared to the third quarter of 2014.

•
The $7.8 million, or 5.0%, decrease in purchased transportation was primarily related to a decrease in total shipments and lower rail and road rates in the third quarter of 2015, as compared to the third quarter of 2014, which is primarily driven by lower fuel surcharges paid to our providers. Offsetting this decrease is additional purchased transportation expense resulting from higher usage of leased revenue equipment due to our strategy of using operating leases to acquire new revenue equipment.

•
The $3.4 million, or 5.1%, decrease in other operating expenses was primarily driven by a $3.9 million decrease in our cargo claims expense as a result of more favorable claims experience in the third quarter of 2015, as compared to the third quarter of 2014.

Nonoperating expenses decreased $8.7 million in the third quarter of 2015 compared to the third quarter of 2014. The decrease in nonoperating expenses was primarily driven by a $6.9 million decrease in interest expense, primarily due to additional interest expense in the third quarter of 2014 due to the redemption of our Series A Convertible Senior Secured Notes, offset by a reduction in our outstanding debt.

Our effective tax rate for the third quarter of 2015 and 2014 was 25.3% and 137.5%, respectively. Significant items impacting the third quarter of 2015 rate include a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2015. The significant items impacting the 2014 rate include the settlement of several audits with the Internal Revenue Service, a net state and foreign tax provision, certain permanent items, an intraperiod tax allocation required by ASC 740, Income Taxes, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2014. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At September 30, 2015 and December 31, 2014, substantially all of our net deferred tax assets are subject to a valuation allowance.

First Three Quarters of 2015 Compared to the First Three Quarters of 2014

Our consolidated operating revenue decreased $161.4 million, or 4.2%, during the first three quarters of 2015 compared to the same period in 2014. The decrease in revenue for the first three quarters of 2015, as compared to the same period in 2014, is primarily attributed to a reduction in fuel surcharge revenue and declines in volumes. Partially offsetting this decrease was increased yield over the comparable prior year period as a result of our commitment to grow yield and improve profitability, which was initiated during second quarter 2014.

Operating expenses for the first three quarters of 2015 decreased $255.4 million, or 6.7%, compared to the same period in 2014. The decrease in operating expenses was driven by a $182.6 million, or 21.2%, decrease in operating expenses and supplies, a $63.7 million, or 2.9%, decrease in salaries, wages and employee benefits, and an $18.1 million, or 4.0%, decrease in purchased transportation.

•
The $182.6 million, or 21.2%, decrease in operating expenses and supplies in the first three quarters of 2015 was primarily the result of a $180.4 million decrease in fuel expense compared to the first three quarters of 2014. This decrease was largely driven by lower fuel prices on a per gallon basis, as well as fewer miles driven.

•
The $63.7 million, or 2.9%, decrease in salaries, wages and employee benefits was primarily attributed to a $58.3 million decrease in wages and benefits due to lower total shipments in 2015 compared to 2014, which required fewer employee hours to process freight and a $12.3 million decrease in workers’ compensation expense resulting from lower claim frequency in 2015 as compared to the first three quarters of 2014.

•
The $18.1 million, or 4.0%, decrease in purchased transportation was primarily related to a decrease in total shipments and lower rail and road rates in the first three quarters of 2015, as compared to the first three quarters of 2014, which is primarily driven by lower fuel surcharges paid to our providers. Offsetting this decrease is additional purchased transportation expense resulting from higher usage of leased revenue equipment and an increase in purchased road miles as the first three quarters of 2015 reflects higher utilization of our over-the-road purchased transportation option as permitted in our modified labor agreement that went into effect in February 2014.

Nonoperating expenses decreased $30.9 million in the first three quarters of 2015 compared to the first three quarters of 2014 primarily driven by a $41.3 million decrease in interest expense. In the first three quarters of 2014, we incurred additional interest expense that was driven by the acceleration of the amortization of the deferred debt costs on our then-existing term loan facility and then-existing asset based loan facility when they were extinguished in the first quarter of 2014. The increase in interest expense was partially offset by the gain we recorded on the extinguishment of debt of $11.2 million in the first quarter of 2014, $16.3 million of which related to the acceleration of net premiums on our old debt, partially offset by $5.1 million of additional expense related to the fair value of the incremental shares provided to those Series B Note holders who exchanged their outstanding balances at a price of $15.00 per share. Additionally, the decrease in interest expense is driven by an overall reduction in outstanding debt.

Our effective tax rate for the first three quarters of 2015 and 2014 was 30.1% and 18.2%, respectively. Significant items impacting the first three quarters of 2015 rate include a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2015. The significant items impacting the 2014 rate include the settlement of certain tax years with the IRS, a net state and foreign tax provision, certain permanent items, an intraperiod tax allocation required by ASC 740, Income Taxes, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2014. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At September 30, 2015 and December 31, 2014, substantially all of our net deferred tax assets are subject to a valuation allowance.

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

YRC Freight Results

YRC Freight represented 63% of consolidated operating revenue for the third quarter of 2015, as compared to 64% for the third quarter of 2014. YRC Freight represented 63% of consolidated operating revenue for both the first three quarters of 2015 and 2014. The table below provides summary financial information for YRC Freight for the third quarter and first three quarters of 2015 and 2014:

	Third Quarter			First Three Quarters
(in millions)	2015	2014	Percent Change	2015	2014	Percent Change
Operating revenue	$789.2	$843.0	(6.4)%	$2,322.0	$2,441.9	(4.9)%
Operating income (loss)	$16.7	$8.8	89.8%	$39.4	$(24.0)	NM*
Operating ratio(a)	97.9%	99.0%	1.1 pp	98.3%	101.0%	2.7	pp

(a)	pp represents the change in percentage points
(*) not meaningful

Third Quarter of 2015 Compared to the Third Quarter of 2014

YRC Freight reported operating revenue of $789.2 million in the third quarter of 2015, a decrease of $53.8 million, or 6.4%, compared to the same period in 2014. The decrease in revenue is primarily attributed to a reduction in fuel surcharge revenue and declines in volume, partially offset by improved yield. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the third quarter of 2015 compared to the third quarter of 2014:

	Third Quarter
	2015	2014	Percent Change(b)
Workdays	64.0	64.0

Total picked up revenue (in millions) (a)	$784.4	$840.1	(6.6)%
Total tonnage (in thousands)	1,641	1,750	(6.2)%
Total tonnage per day (in thousands)	25.64	27.34	(6.2)%
Total shipments (in thousands)	2,740	2,957	(7.3)%
Total shipments per day (in thousands)	42.82	46.20	(7.3)%
Total picked up revenue per hundred weight	$23.90	$24.00	(0.4)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$21.24	$20.08	5.8%
Total picked up revenue per shipment	$286	$284	0.7%
Total picked up revenue per shipment (excluding fuel surcharge)	$254	$238	7.0%
Total weight per shipment (in pounds)	1,198	1,184	1.2%

	Third Quarter
(in millions)	2015	2014
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$789.2	$843.0
Change in revenue deferral and other	(4.8)	(2.9)
Total picked up revenue	$784.4	$840.1
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods
(b) Percent change based on unrounded figures and not the rounded figures presented

Operating income for YRC Freight was $16.7 million in the third quarter of 2015 compared to $8.8 million in the third quarter of 2014. Operating revenue in the third quarter of 2015 decreased by $53.8 million, or 6.4%, and total operating expenses decreased by $61.7 million, or 7.4%. The decrease in operating expense consisted primarily of a $31.0 million, or 17.9%, decrease in operating expenses and supplies, a $22.7 million, or 4.8%, decrease in salaries, wages and employee benefits, and a $6.9 million, or 5.5%, decrease in purchased transportation.

•
The $31.0 million, or 17.9%, decrease in operating expenses and supplies in the third quarter of 2015 was primarily the result of a $33.4 million decrease in fuel expense compared to the third quarter of 2014. This decrease was largely driven by lower fuel prices on a per gallon basis and fewer miles driven.

•
The $22.7 million, or 4.8%, decrease in salaries, wages and employee benefits was driven by an $18.4 million decrease in wages and benefits due to lower total shipments in 2015 compared to 2014, which required fewer employee hours to process freight and a $3.3 million decrease in workers’ compensation expense driven by lower claim frequency in 2015 as compared to 2014.

•
The $6.9 million, or 5.5%, decrease in purchased transportation was primarily related to a decrease in total shipments and lower rail and road rates in the third quarter of 2015, as compared to the third quarter of 2014, which is primarily driven by lower fuel surcharges paid to our providers. Partially offsetting this decrease is additional purchased transportation expense resulting from higher usage of leased revenue equipment.

First Three Quarters of 2015 Compared to the First Three Quarters of 2014

YRC Freight reported operating revenue of $2,322.0 million in the first three quarters of 2015, a decrease of $119.9 million, or 4.9%, compared to the same period in 2014. The decrease in revenue is primarily attributed to a reduction in fuel surcharge revenue and declines in volume, offset by improved yield. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the first three quarters of 2015 compared to the first three quarters of 2014:

	First Three Quarters
	2015	2014	Percent Change(b)
Workdays	190.0	190.5

Total picked up revenue (in millions) (a)	$2,313.9	$2,435.3	(5.0)%
Total tonnage (in thousands)	4,892	5,192	(5.8)%
Total tonnage per day (in thousands)	25.75	27.26	(5.5)%
Total shipments (in thousands)	8,135	8,799	(7.5)%
Total shipments per day (in thousands)	42.81	46.19	(7.3)%
Total picked up revenue per hundred weight	$23.65	$23.45	0.9%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$20.87	$19.55	6.8%
Total picked up revenue per shipment	$284	$277	2.8%
Total picked up revenue per shipment (excluding fuel surcharge)	$251	$231	8.8%
Total weight per shipment (in pounds)	1,203	1,180	1.9%

	First Three Quarters
(in millions)	2015	2014
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$2,322.0	$2,441.9
Change in revenue deferral and other	(8.1)	(6.6)
Total picked up revenue	$2,313.9	$2,435.3
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods
(b) Percent change based on unrounded figures and not the rounded figures presented

Operating income for YRC Freight was $39.4 million in the first three quarters of 2015 compared to an operating loss of $24.0 million in the same period in 2014. Operating revenue in the first three quarters of 2015 was lower by $119.9 million, or 4.9%, and total operating expenses decreased by $183.3 million, or 7.4%. The decrease in operating expense consisted primarily of a $101.0 million, or 19.0%, decrease in operating expenses and supplies, a $63.9 million, or 4.6%, decrease in salaries, wages and employee benefits and a $24.5 million, or 6.8%, decrease in purchased transportation.

•
The $101.0 million, or 19.0%, decrease in operating expenses and supplies in the first three quarters of 2015 was primarily the result of a $103.9 million decrease in fuel expense compared to the first three quarters of 2014. This decrease was largely driven by lower fuel prices on a per gallon basis and fewer miles driven.

•
The $63.9 million, or 4.6%, decrease in salaries, wages and employee benefits was driven by a $54.1 million decrease in wages and benefits due to lower total shipments in the first three quarters of 2015 compared to the first three quarters of 2014, which required fewer employee hours to process freight and an $11.6 million decrease in workers’ compensation expense primarily driven by favorable adjustments due to lower claim frequency in 2015, as compared to 2014.

•
The $24.5 million, or 6.8%, decrease in purchased transportation was primarily related to a decrease in total shipments and lower rail and road rates in the first three quarters of 2015, as compared to the first three quarters of 2014, which is primarily driven by lower fuel surcharges paid to our providers. Partially offsetting this decrease is additional purchased transportation expense resulting from higher usage of leased revenue equipment and an increase in purchased road miles as the first three quarters of 2015 reflects higher utilization of our over-the-road purchased transportation option as permitted in our modified labor agreement that went into effect in February 2014.

Finally, on a year-over-year basis, gains from excess property sales in the first three quarters of 2014 were $6.8 million compared to losses of $1.7 million in the first three quarters of 2015.

Regional Transportation Results

Regional Transportation represented 37% of consolidated revenue for the third quarter of 2015, as compared to 36% for the third quarter of 2014. Regional Transportation represented 37% of consolidated revenue for both the first three quarters of 2015 and 2014. The table below provides summary financial information for Regional Transportation for the third quarter and the first three quarters of 2015 and 2014:

	Third Quarter				First Three Quarters
(in millions)	2015	2014	Percent Change		2015	2014	Percent Change
Operating revenue	$455.7	$479.6	(5.0)%		$1,367.7	$1,409.2	(2.9)%
Operating income	$33.6	$24.4	37.7%		$75.9	$55.5	36.8%
Operating ratio (a)	92.6%	94.9%	2.3	pp	94.5%	96.1%	1.6	pp

(a)	pp represents the change in percentage points

Third Quarter of 2015 Compared to the Third Quarter of 2014

Regional Transportation reported operating revenue of $455.7 million for the third quarter of 2015, a decrease of $23.9 million, or 5.0%, from the third quarter of 2014. The decrease in revenue is primarily attributed to a reduction in fuel surcharge revenue and declines in volume, partially offset by improved yield. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the third quarter of 2015 compared to the third quarter of 2014:

	Third Quarter
	2015	2014	Percent Change(b)
Workdays	64.0	64.0

Total picked up revenue (in millions)(a)	$455.9	$479.9	(5.0)%
Total tonnage (in thousands)	1,974	2,046	(3.5)%
Total tonnage per day (in thousands)	30.85	31.97	(3.5)%
Total shipments (in thousands)	2,672	2,794	(4.3)%
Total shipments per day (in thousands)	41.76	43.65	(4.3)%
Total picked up revenue per hundred weight	$11.55	$11.73	(1.5)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$10.32	$9.91	4.1%
Total picked up revenue per shipment	$171	$172	(0.7)%
Total picked up revenue per shipment (excluding fuel surcharge)	$153	$145	5.0%
Total weight per shipment (in pounds)	1,478	1,465	0.9%

	Third Quarter
(in millions)	2015	2014
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$455.7	$479.6
Change in revenue deferral and other	0.2	0.3
Total picked up revenue	$455.9	$479.9
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods
(b) Percent change based on unrounded figures and not the rounded figures presented

Operating income for Regional Transportation was $33.6 million for the third quarter of 2015, an increase of $9.2 million, or 37.7%, from the same period in 2014. Operating revenue in the third quarter of 2015 was lower by $23.9 million, or 5.0%, and total operating expenses decreased by $33.1 million, or 7.3%. The decrease in total operating expenses was primarily driven by a $28.9 million, or 25.6%, decrease in operating expenses and supplies in the third quarter of 2015 mostly due to a $28.3 million decrease in fuel expense compared to the third quarter of 2014. This decrease was largely driven by lower fuel prices on a per gallon basis and fewer miles driven.

First Three Quarters of 2015 Compared to the First Three Quarters of 2014

Regional Transportation reported operating revenue of $1,367.7 million for the first three quarters of 2015, a decrease of $41.5 million, or 2.9%, from the first three quarters of 2014. The decrease in revenue is primarily attributed to a reduction in fuel surcharge revenue and declines in volume, partially offset by improved yield. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the first three quarters of 2015 compared to the first three quarters of 2014:

	First Three Quarters
	2015	2014	Percent Change(b)
Workdays	191.5	193.5

Total picked up revenue (in millions)(a)	$1,368.4	$1,409.9	(2.9)%
Total tonnage (in thousands)	5,948	6,115	(2.7)%
Total tonnage per day (in thousands)	31.06	31.60	(1.7)%
Total shipments (in thousands)	7,987	8,306	(3.8)%
Total shipments per day (in thousands)	41.71	42.93	(2.8)%
Total picked up revenue per hundred weight	$11.50	$11.53	(0.2)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$10.20	$9.71	5.0%
Total picked up revenue per shipment	$171	$170	0.9%
Total picked up revenue per shipment (excluding fuel surcharge)	$152	$143	6.2%
Total weight per shipment (in pounds)	1,489	1,472	1.2%

	First Three Quarters
(in millions)	2015	2014
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,367.7	$1,409.2
Change in revenue deferral and other	0.7	0.7
Total picked up revenue	$1,368.4	$1,409.9
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not the rounded figures presented.

Operating income for Regional Transportation was $75.9 million for the first three quarters of 2015, an increase of $20.4 million, or 36.8%, from the same period in 2014. Operating revenue in the first three quarters of 2015 was lower by $41.5 million, or 2.9%, while total operating expenses decreased by $61.9 million, or 4.6%. The decrease in total operating expenses was primarily driven by a $71.7 million, or 20.8%, decrease in operating expenses and supplies, partially offset by a $6.3 million, or 7.3%, increase in purchased transportation expense.

•
The $71.7 million, or 20.8%, decrease in operating expenses and supplies in the first three quarters of 2015 was primarily driven by a $76.5 million decrease in fuel expense compared to the first three quarters of 2014. This decrease was largely driven by lower fuel prices on a per gallon basis and fewer miles driven.

•
The $6.3 million, or 7.3%, increase in purchased transportation in the first three quarters of 2015 was primarily driven by an $8.1 million increase in vehicle rent expense as our percentage of leased units has increased from prior year due to our strategy of using operating leases to acquire new revenue equipment. This is offset by $1.2 million in decreased purchased transportation costs due to lower usage of local terminal cartage in the first three quarters of 2015, as compared to the first three quarters of 2014.

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

Consolidated Adjusted EBITDA

The reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA (defined in our Term Loan Agreement as “Consolidated EBITDA”) for the third quarter and first three quarters of 2015 and 2014, and the trailing twelve months ended September 30, 2015, is as follows:

	Third Quarter		First Three Quarters		Four Consecutive Quarters Ended
(in millions)	2015	2014	2015	2014	September 30, 2015
Reconciliation of net income (loss) to adjusted EBITDA:
Net income (loss)	$19.8	$1.2	$24.2	$(73.9)	$30.4
Interest expense, net	25.6	32.5	80.9	122.2	108.1
Income tax expense (benefit)	6.7	(4.4)	10.4	(16.4)	10.7
Depreciation and amortization	40.7	40.9	123.6	122.9	164.3
EBITDA	92.8	70.2	239.1	154.8	313.5
Adjustments for Term Loan Agreement:
(Gains) losses on property disposals, net	0.9	0.2	1.5	(6.1)	(4.3)
Letter of credit expense	2.2	2.5	6.6	9.8	8.9
Restructuring professional fees	0.2	3.1	0.2	4.2	0.2
Nonrecurring consulting fees	(0.8)	—	5.1	—	5.1
Permitted dispositions and other	—	1.6	0.3	1.8	0.3
Equity based compensation expense	2.8	2.0	6.5	11.1	9.7
Amortization of ratification bonus	4.6	5.2	14.4	10.4	19.6
(Gain) loss on extinguishment of debt	—	—	0.6	(11.2)	0.6
Other, net(a)	(3.6)	(3.2)	(7.0)	(7.3)	(9.3)
Adjusted EBITDA	$99.1	$81.6	$267.3	$167.5	$344.3

(a) As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA under our Term Loan Agreement.

Segment Adjusted EBITDA

The following represents Adjusted EBITDA by segment for the third quarter and first three quarters of 2015 and 2014:

	Third Quarter		First Three Quarters
(in millions)	2015	2014	2015	2014
Adjusted EBITDA by segment:
YRC Freight	$45.2	$38.0	$130.4	$55.8
Regional Transportation	52.9	43.2	135.7	111.2
Corporate and other	1.0	0.4	1.2	0.5
Adjusted EBITDA	$99.1	$81.6	$267.3	$167.5

The reconciliation of operating income (loss), by segment, to EBITDA and EBITDA to Adjusted EBITDA for the third quarter and first three quarters of 2015 and 2014 is as follows:

	Third Quarter		First Three Quarters
YRC Freight segment (in millions)	2015	2014	2015	2014
Reconciliation of operating income (loss) to adjusted EBITDA:
Operating income (loss)	$16.7	$8.8	$39.4	$(24.0)
Depreciation and amortization	23.3	24.6	70.5	74.2
(Gains) losses on property disposals, net	1.1	0.1	1.7	(6.8)
Letter of credit expense	1.6	1.8	4.6	6.8
Nonrecurring consulting fees	(0.8)	—	5.1	—
Amortization of ratification bonus	3.0	3.4	9.3	6.7
Other, net(a)	0.3	(0.7)	(0.2)	(1.1)
Adjusted EBITDA	$45.2	$38.0	$130.4	$55.8
 (a) As required under our Term Loan Agreement, other, net, shown above does not include the impact of non-cash foreign currency gains or losses.

	Third Quarter		First Three Quarters
Regional Transportation segment (in millions)	2015	2014	2015	2014
Reconciliation of operating income to adjusted EBITDA:
Operating income	$33.6	$24.4	$75.9	$55.5
Depreciation and amortization	17.4	16.4	53.2	49.0
(Gains) losses on property disposals, net	(0.2)	0.1	—	0.7
Letter of credit expense	0.5	0.5	1.5	2.3
Amortization of ratification bonus	1.6	1.8	5.1	3.7
Adjusted EBITDA	$52.9	$43.2	$135.7	$111.2

	Third Quarter		First Three Quarters
Corporate and other segment (in millions)	2015	2014	2015	2014
Reconciliation of operating loss to adjusted EBITDA:
Operating loss	$(2.6)	$(6.5)	$(7.0)	$(17.2)
Depreciation and amortization	—	(0.1)	(0.1)	(0.3)
Gains on property disposals, net	—	—	(0.2)	—
Letter of credit expense	0.1	0.2	0.5	0.7
Restructuring professional fees	0.2	3.1	0.2	4.2
Permitted dispositions and other	—	1.6	0.3	1.8
Equity based compensation expense	2.8	2.0	6.5	11.1
Other, net(a)	0.5	0.1	1.0	0.2
Adjusted EBITDA	$1.0	$0.4	$1.2	$0.5
(a) As required under our Term Loan Agreement, other, net, shown above does not include the impact of earnings of our equity method investment as well as non-cash foreign currency gains or losses.

Financial Condition/Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net operating cash flows from operations. As of September 30, 2015, we had cash and cash equivalents of $210.7 million and the borrowing base and maximum availability on our ABL Facility were $445.1 million and $78.6 million, respectively. The maximum availability is calculated in accordance with the terms of the ABL Facility and is derived by reducing the borrowing base by our $366.5 million of outstanding letters of credit.  While our ABL Agreement permits us to access maximum availability outside of certain financial covenant restrictions (which restrictions did not limit our availability as of September 30, 2015), the maximum amount we expect to access on our ABL Facility at any time is maximum availability less the lower of 10% of the borrowing base

($44.5 million at September 30, 2015) or 10% of the collateral line cap ($45.0 million at September 30, 2015). Thus, of the $78.6 million in maximum availability, our Managed Accessibility was $34.1 million as of September 30, 2015.  As a result, we had cash and cash equivalents and Managed Accessibility of $244.8 million as of September 30, 2015.

Outside of funding normal operations, our principal uses of cash include making contributions to our single-employer pension plans and various multi-employer pension funds, and meeting our other cash obligations including, but not limited to, paying principal and interest on our funded debt, payments on our equipment leases and funding capital expenditures.

We have a considerable amount of indebtedness. As of September 30, 2015, we had $1,085.5 million in aggregate par value of outstanding indebtedness, the majority of which matures in 2019. We also have considerable future funding obligations for our single-employer pension plans and various multi-employer pension funds. We expect our funding obligations for the remainder of 2015 for our single-employer pension plans and multi-employer pension funds will be $11.1 million and $22.8 million, respectively. In addition, we have, and will continue to have, substantial operating lease obligations. As of September 30, 2015, our minimum rental expense under operating leases for the remainder of the year is $17.7 million. As of September 30, 2015, our operating lease payment obligations through 2025 totaled $232.1 million and is expected to increase as we lease additional revenue equipment.

Our capital expenditures for the first three quarters of 2015 and 2014 were $71.8 million and $47.6 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, to refurbish engines for our revenue fleet and capitalized costs for technology infrastructure. Additionally, for the first three quarters of 2015, we entered into new operating leases for revenue equipment totaling $102.0 million in future lease payments, payable over an average lease term of five years.

As of September 30, 2015, our Standard & Poor’s Corporate Family Rating was “B-” and Moody’s Investor Service Corporate Family Rating was “B3”.

Credit Facility Covenants

Our Term Loan Agreement has certain financial covenants that, among other things, restricts certain capital expenditures and requires us to maintain a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below).

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
September 30, 2015	4.50 to 1.00	December 31, 2016	3.50 to 1.00
December 31, 2015	4.25 to 1.00	March 31, 2017	3.25 to 1.00
March 31, 2016	4.00 to 1.00	June 30, 2017	3.25 to 1.00
June 30, 2016	3.75 to 1.00	September 30, 2017	3.25 to 1.00
September 30, 2016	3.75 to 1.00	December 31, 2017 and thereafter	3.00 to 1.00

Consolidated Adjusted EBITDA, defined in the Term Loan Agreement as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring professional fees, nonrecurring consulting fees, expenses associated with certain lump sum payments to our IBT employees and the results of permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our Term Loan Agreement, is the aggregate principal amount of indebtedness outstanding. Our total leverage ratio for the four consecutive fiscal quarters ending September 30, 2015 was 3.15 to 1.00. Additionally, our ABL Facility credit agreement, among other things, restricts certain capital expenditures.

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

Cash Flows

Operating Cash Flow

Net cash provided by operating activities was $91.5 million in the first three quarters of 2015 compared to net cash used in operating activities of $26.3 million in the first three quarters of 2014. The favorable cash flow impact is primarily attributable to net income of $24.2 million for the first three quarters of 2015 compared to a net loss of $73.9 million for the first three quarters of 2014, driven by profitability initiatives and decreased operating expenses.

Investing Cash Flow

Investing cash flows decreased by $62.0 million during the first three quarters of 2015 compared to the first three quarters of 2014, largely driven by a net receipt of $16.9 million in restricted escrow refunds in 2015 compared to a net receipt of $57.1 million in 2014. The 2014 restricted escrow deposits consist mostly of $38.6 million for the ABL Facility, offset by the reduction of the $90.0 million receipt for the prior asset based loan facility and the reduction of deposits required for the ABL Facility due to an increase in the borrowing base. In addition, there was a $24.2 million increase in the acquisition of property and equipment primarily due to increased purchases of used tractors and trailers and refurbished engines for our fleet and capitalized costs for technology infrastructure.

Financing Cash Flow

Net cash used in financing activities for the first three quarters of 2015 was $13.1 million compared to net cash provided by financing activities of $8.2 million in the first three quarters of 2014. The cash used in the first three quarters of 2015 consists solely of repayments of our long-term debt. The cash provided during the first three quarters of 2014 was driven by the issuance of $693.0 million in long-term debt for the Term Loan and $250.0 million equity issuance proceeds. These were offset by $888.7 million of repayments on our long-term debt. The repayments primarily consisted of $298.1 million for the prior term loan, $324.9 million for the prior ABL facility, $93.9 million for the redemption of Series A Notes and $69.4 million for the 6% Convertible Senior Notes. We also paid $29.0 million in debt issuance costs and $17.1 million in equity issuance costs related to our new debt and equity issued in 2014.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual cash obligations and other commercial commitments as of September 30, 2015.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of September 30, 2015:

	Payments Due by Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Balance sheet obligations:(a)
ABL borrowings, including interest and unused line fees	$0.3	$0.6	$0.2	$—	$1.1
Long-term debt, including interest	63.3	108.5	702.1	—	873.9
Lease financing obligations	41.5	84.2	38.4	28.0	192.1	(b)
Multi-employer pension deferral obligations, including interest	8.6	17.2	128.6	—	154.4
Workers’ compensation and liability claims obligations	86.1	98.7	47.0	96.1	327.9	(c)
Off balance sheet obligations:
Operating leases (e)	65.9	99.8	40.2	26.2	232.1
Letter of credit fees	8.8	17.6	5.5	—	31.9
Future service obligations (d)	10.4	0.1	—	—	10.5
Capital expenditures	11.8	—	—	—	11.8
Total contractual obligations	$296.7	$426.7	$962.0	$150.3	$1,835.7

(a)
Total liabilities for uncertain income tax positions as of September 30, 2015 were $7.8 million and are classified on our consolidated balance sheet within “Claims and Other Liabilities” and are excluded from the table above.

(b)
The $192.1 million of lease financing obligation payments represent interest payments of $132.4 million and principal payments of $59.7 million. The remaining principle obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

(c)	The workers’ compensation and liability claims obligations represent our undiscounted estimate of future payments for these obligations, not all of which are contractually required.

(d)	Future service obligations consist primarily of hardware and software maintenance contracts.

(e)
During the nine months ended September 30, 2015, we entered into new operating leases for revenue equipment totaling $102.0 million in future lease payments. The total capital value of revenue equipment leases, which consists of 600 tractors and 1,350 trailers, is $87.1 million.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	1-3 years	3-5 years		After 5 years	Total
Unused line of credit
ABL Facility(a)	$—	$—	$78.6	(b)	$—	$78.6
Letters of credit	—	—	366.5		—	366.5
Surety bonds	118.3	0.1	0.1		—	118.5
Total commercial commitments	$118.3	$0.1	$445.2		$—	$563.6

(a)	As of September 30, 2015, we held $72.2 million in restricted escrow, which represents cash collateral on our ABL Facility.

(b)	As of September 30, 2015, Managed Accessibility was $34.1 million, which represents maximum availability of $78.6 million less the lower of 10% of the borrowing base or collateral line cap.

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

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of September 30, 2015 and have concluded that our disclosure controls and procedures were effective as of September 30, 2015.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

On October 23, 2015, the Company entered into an equity interest sale and purchase agreement with Balance Global Limited (the “Buyer”) under which the Company will sell its fifty percent interest in its Chinese joint venture, JHJ, to the Buyer for a purchase price of $16.3 million and a guaranteed dividend payment from JHJ to the Company of $2.0 million, for total consideration of $18.3 million. As a condition to the closing of the contemplated sale, certain consents and approvals must be obtained from the Chinese government, which consents and approvals and the timing thereof are largely outside of the control of the Company or the Buyer.

Item 6. Exhibits

10.1
Amendment No. 2 to Credit Agreement, by and among the Company, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch as administrative agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on September 25, 2015, File No. 000-12255).

10.2
Amendment No. 1 to Loan and Security Agreement by and among the Company, certain of the Company’s subsidiaries party thereto, the lenders party thereto and RBS Citizens Business Capital as agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on September 25, 2015, File No. 000-12255).

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

YRC WORLDWIDE INC.

Date: October 29, 2015	/s/ James L. Welch
James L. Welch
Chief Executive Officer

Date: October 29, 2015	/s/ Jamie G. Pierson
Jamie G. Pierson
Executive Vice President and
Chief Financial Officer