Form 10-K
period 2015-12-31
YRC Worldwide Inc.
filed 2016-02-18
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $414.6 million based on the closing price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2016
Common Stock, $0.01 par value per share	32,611,799 shares

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

Note on Forward-Looking Statements

This entire report, including (among other items) Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements (each a “forward-looking statement”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intend,” “anticipate,” “believe,” “project,” “forecast,” “propose,” “plan,” “designed,” “estimate,” “enable” and similar expressions. Those forward-looking statements speak only as of the date of this report. We disclaim any obligation to update those statements, except as applicable law may require us to do so, and we caution you not to rely unduly on them. We have based those forward-looking statements on our current expectations and assumptions about future events, which may prove to be inaccurate. While our management considers those expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory (including environmental), legal and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those we discuss in this report under the section entitled “Risk Factors” in Item 1A and the section entitled “Financial Condition/Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports we file with the Securities and Exchange Commission (the “SEC”).  The factors we discuss in this report are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report also could have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potentially important factor arises. We advise our existing and potential security holders that they should (1) be aware that important factors to which we do not refer in this report could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

PART I

Item 1. Business

General Description of the Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide,” the “Company,” “we,” “us” or “our”) is a holding company that, through wholly owned operating subsidiaries and its interest in a Chinese joint venture, JHJ International Transportation Company, Ltd (“JHJ”), offers its customers a wide range of transportation services. We have one of the largest, most comprehensive less-than-truckload (“LTL”) networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

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

For revenue and other information regarding our reporting segments, see the “Business Segments” footnote of our consolidated financial statements included in this Annual Report on Form 10-K.

Incorporated in Delaware in 1983 and headquartered in Overland Park, Kansas, we employed approximately 32,000 people as of December 31, 2015. The mailing address of our headquarters is 10990 Roe Avenue, Overland Park, Kansas 66211, and our telephone number is (913) 696-6100. Our website is www.yrcw.com. Through the “SEC Filings” link on our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All of these filings may be viewed or printed from our website free of charge.

Narrative Description of the Business

YRC Freight

YRC Freight offers a full range of services for the transportation of industrial, commercial and retail goods in national, regional and international markets, primarily through the operation of owned or leased equipment in its North American ground distribution network. Transportation services are provided for various categories of goods, which may include (among others) apparel, appliances, automotive parts, chemicals, food, furniture, glass, machinery, metal, metal products, non-bulk petroleum products, rubber, textiles, wood and other manufactured products or components. YRC Freight provides both LTL services, which combine shipments from multiple customers on a single trailer, and truckload services. Deliveries are predominately LTL shipments with truckload services offered to maximize equipment utilization and reduce empty miles (the distance empty or partially full trailers travel to balance the network). YRC Freight also provides higher-margin specialized services, including guaranteed expedited services, time-specific deliveries, cross-border services, coast-to-coast air delivery, product returns, temperature-sensitive shipment protection and government material shipments.

YRC Freight serves manufacturing, wholesale, retail and government customers throughout North America. YRC Freight’s 20,000 employees are dedicated to operating its extensive network which supports approximately 10.7 million shipments annually. YRC Freight shipments have an average shipment size of approximately 1,200 pounds and travel an average distance of roughly 1,300 miles. Operations research and engineering teams coordinate the equipment, routing, sequencing and timing necessary to efficiently transport shipments through the distribution network. On December 31, 2015, YRC Freight’s revenue fleet was comprised of approximately 8,500 tractors, including approximately 7,300 owned tractors and 1,200 leased tractors, and approximately 32,000 trailers, including approximately 27,300 owned trailers and 4,700 leased trailers. The YRC Freight network includes 258 strategically located service facilities including 125 owned facilities with 8,217 doors and 133 leased facilities with 5,984 doors.

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

YRC Freight includes the operations of its wholly owned Canadian subsidiary, YRC Reimer. Founded in 1952, YRC Reimer offers Canadian shippers a selection of direct connections within Canada, throughout North America and around the world. YRC Reimer’s operating network and information systems are completely integrated with those of YRC Freight, enabling YRC Reimer to provide seamless cross-border services between Canada, Mexico and the United States and markets overseas.

YRC Freight represented 63%, 64% and 64% of our consolidated operating revenue in 2015, 2014 and 2013, respectively.

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

The approximately 12,000 employees of our Regional Transportation companies serve and support manufacturing, wholesale, retail and government customers throughout North America and transport approximately 10.4 million shipments annually. Regional Transportation shipments have an average shipment size of approximately 1,500 pounds and travel an average distance of roughly 400 miles. At December 31, 2015, the Regional Transportation network includes 126 service facilities including 61 owned facilities with 3,863 doors and 65 leased facilities with 2,870 doors. The Regional Transportation revenue fleet includes approximately 6,600 tractors including approximately 5,500 owned and 1,100 leased and approximately 13,300 trailers including approximately 11,300 owned and 2,000 leased.

The Regional Transportation companies accounted for 37%, 36% and 36% of our consolidated operating revenue in 2015, 2014 and 2013, respectively.

Parent Company

YRC Worldwide, headquartered in Overland Park, Kansas, has approximately 300 employees. The parent company provides centrally-managed support to our operating companies that spans a variety of functions, including components of finance, legal, risk management and security.

Each of our shared services organizations charges the operating companies for their services, either based upon usage or on an overhead allocation basis.

Competition

Our companies operate in a highly competitive environment. Given the growth of U.S. import/export trade, our competitors include global, integrated freight transportation services providers; global freight forwarders; national freight services providers (including intermodal providers); regional or interregional carriers; third party logistics providers; and small, intraregional transportation companies. Our companies also have competitors within several different modes of transportation including: LTL, truckload, air and ocean cargo, intermodal rail, parcel and package companies, transportation consolidators, reverse logistics firms, and privately-owned fleets.

Ground-based transportation includes private fleets and “for-hire” provider groups. The private provider segment consists of fleets owned by companies that move their own goods and materials. The “for-hire” groups are classified based on the typical shipment sizes that they handle. Truckload refers to providers transporting shipments that generally fill an entire van, and LTL refers to providers transporting goods from multiple shippers in a single trailer.

LTL transportation providers consolidate numerous shipments generally ranging from 100 to 10,000 pounds from varying businesses at individual service centers in close proximity to where those shipments originated. Utilizing expansive networks of pickup and delivery operations around local service centers, shipments are moved between origin and destination using distribution centers when necessary, where consolidation and deconsolidation of shipments occur. Depending on the distance shipped, shared load providers are often classified into one of four sub-groups:

•
Regional - Average distance is typically fewer than 500 miles with a focus on one- and two-day delivery times. Regional transportation companies can move shipments directly to their respective destination centers, which increases service reliability and avoids costs associated with intermediate handling.

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

YRC Freight provides services in all four sub-groups in North America. Holland, New Penn and Reddaway compete in the regional, interregional and national transportation marketplace. Each brand competes against a number of providers in these markets, from small firms with one or two vehicles to global competitors with thousands of physical assets. While we have competitors with a similar multi-dimensional approach, there are few in the traditional LTL segment with as comprehensive an offering in those categories as our family of companies provide.
The asset-based LTL carriers depend on Third Party Logistics (“3PL”) firms. These non-asset based service providers are both our customers and competitors. As clients, these firms aggregate truck shipment demand and distribute that demand across the transportation sector. Asset-based LTL carriers are the primary providers of capacity to these companies and benefit from the relationship. As competitors, 3PLs often control shipper relationships and can shift shipment volumes away from specific carriers. Certain 3PLs have recently completed purchases of asset-based LTL carriers, which might alter the competitive landscape in the future.
Competitive cost of entry into the asset-based LTL sector on a small scale, within a limited service area, is relatively small (although more than in other sectors of the transportation industry). The larger the service area, the greater the barriers to entry, due primarily to the need for additional equipment and facilities associated with broader geographic service coverage. Broader market coverage in the competitive transportation landscape also requires increased technology investment and the ability to capture cost efficiencies from shipment density (scale), making entry on a national basis more difficult. Further development of density-based pricing strategies will require carriers to make investments in scanning and measuring technologies. We have already taken significant steps toward implementing these technologies, and other competitors in our industry are also making investments in this technology at varying speeds.
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
Our companies are subject to regulatory and legislative changes, which can affect our economics and those of our competitors. Among potential regulatory changes are potential revisions to rules governing hours of service for commercial truck drivers and safety programs that could impact the pool of available drivers. Various federal and state agencies regulate us, and our operations are also subject to various federal, foreign, state, provincial and local environmental laws and regulations dealing with transportation, storage, presence, use, disposal and handling of hazardous materials, emissions related to the use of petroleum based fuels, discharge of storm-water and underground fuel storage tanks. Our drivers and facility employees are protected by occupational safety and health regulations and our drivers by hours of service regulations. We are also subject to regulations to combat terrorism imposed by the U.S. Department of Homeland Security and other agencies. See the Risk Factors section related to our compliance with laws and regulations in Item 1A of this report.
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
Our operating companies store fuel for use in our revenue equipment in approximately 259 underground storage tanks (“USTs”) located throughout the United States. Maintenance of such USTs is regulated at the federal and, in some cases, state level. The USTs are required to have leak detection systems and are required to be extracted upon our exiting the property. In most cases, we contractually transfer this removal obligation to the buyer, or remove the UST at closing at the Buyer's expense.
During 2015, we spent approximately $8.1 million to comply with U.S. federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, “Environmental Regulations”). In 2016, we expect to spend approximately $8.3 million to comply with the Environmental Regulations. Based upon current information, we believe that our compliance with Environmental Regulations will not have a material adverse effect upon our capital expenditures, results of operations and competitive position because we have either made adequate reserves for such compliance expenditures or the cost for such compliance is expected to be small in comparison with our overall expenses.
The Comprehensive Environmental Response, Compensation and Liability Act (known as the “Superfund Act”) imposes liability for the release of a “hazardous substance” into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with then-current laws and regulations. With the joint and several liabilities imposed under the Superfund Act, a potentially responsible party (“PRP”) may be required to pay more than its proportional share of any required environmental remediation. Several of our subsidiaries have been identified as PRPs at various sites discussed below. The U.S. Environmental Protection Agency (the “EPA”) and appropriate state agencies are supervising investigative and cleanup activities at these sites.

The EPA has identified the former Yellow Transportation (now a part of YRC Freight) as a PRP for two locations: Angeles Chemical Co., Santa Fe Springs, CA and Alburn Incinerator, Inc., Chicago, IL, which is included in the Lake Calumet Cluster Site. With respect to these sites, it appears that YRC Freight may have delivered minimal amounts of waste, which is de minimis in relation to other respondents and not material with respect to YRC Freight. The EPA has identified the former Roadway Express (now a part of YRC Freight) as a PRP for three locations: Ward Transformer, Raleigh, NC, Roosevelt Irrigation District, Phoenix, AZ and Berry's Creek, Carlstadt, NJ. We are in settlement discussions with Roosevelt Irrigation District to resolve their claim that YRC Freight is responsible for remediation of contaminated groundwater wells. The EPA has notified YRC Freight and 140 other potential parties of their possible responsibility at the Berry's Creek site where YRC Freight owns and operates a service center. The EPA has issued YRC Worldwide a Request for Information (“RFI”) regarding current and former Yellow Transportation and Roadway Express (now YRC Freight) facilities adjacent to or in close proximity of Newtown Creek, NY and its tributaries. YRC Worldwide and its operating companies have not been named as a PRP in this matter, but YRC Freight has entered into a tolling agreement with the Newtown Creek Group (“NCG”). The NCG is comprised of five companies who have agreed to perform a Remedial Investigation and Feasibility Study under the supervision of the EPA. The EPA has identified USF Red Star, a non-operating subsidiary, as a PRP at three locations: Booth Oil, N. Tonawanda, NY and two separate landfills in Byron, NY, and Moira, NY. The EPA has identified Holland as a PRP for one location, Horton Sales Piedmont Site, Greenville County, SC. Although the outcome of any legal matter is subject to uncertainties, based on our current knowledge, we believe the potential combined costs at all of the above sites will not be significant.

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
We are subject to various other governmental proceedings and regulations, including foreign regulations, relating to environmental matters, and are investigating potential violations of Environmental Regulations with respect to certain sites, but we do not believe that any of these matters or investigations is likely to have a material adverse effect on our business, financial condition, liquidity or results of operations.
Economic Factors and Seasonality

Our business is subject to a number of general economic factors that may have a material adverse effect on the results of our operations, many of which are largely out of our control. These include the impact of recessionary economic cycles and downturns in our customer’s business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers. Economic conditions may adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. We operate in a highly price-sensitive and competitive industry, making industry pricing actions, quality of customer service, effective asset utilization and cost control major competitive factors.

All of our revenues are subject to seasonal variations which are common in the trucking industry. Customers tend to reduce shipments just prior to and after the winter holiday season. Operating expenses as a percent of revenue tend to be higher, and operating cash flows as a percent of revenue tend to be lower in the winter months, primarily due to colder weather and seasonally lower levels of shipments and the seasonal timing of expenditures. Generally, most of the first quarter and the latter part of the fourth quarter are the seasonally weakest while the second and third quarters are the seasonally strongest. The availability and cost of labor and other operating cost inputs, such as fuel and equipment maintenance and equipment replacements, can significantly impact our overall cost, competitive position within our industry and our resulting earnings and cash flows.

Financial Information About Geographic Areas

Our revenue from foreign sources is mainly derived from Canada and, to a lesser extent, Mexico. We have certain long-lived assets located in these areas as well. We discuss this information in the “Business Segments” footnote of our consolidated financial statements included in this Annual Report on Form 10-K.

Item 1A. Risk Factors

In addition to the risks and uncertainties described elsewhere in this report or in our other SEC filings, the following risk factors should be considered carefully in evaluating us. These risks could have a material adverse effect on our business, financial condition and results of operations.

Liquidity Risks

Our indebtedness and cash interest payment obligations, lease obligations and pension funding obligations could adversely affect our financial flexibility and our competitive position.

As of December 31, 2015, we had $1,081.9 million in aggregate principal amount of outstanding indebtedness. We also have, and will continue to have, lease obligations. As of December 31, 2015, our expected minimum cash payments under our operating leases for 2016 were $80.0 million and our operating lease obligations totaled $269.0 million, which are primarily payable through 2020. We currently plan to procure a portion of our new revenue equipment using operating leases in 2016 and beyond. We expect our funding obligations in 2016 under our single-employer pension plans and the multi-employer pension funds will be approximately $134.7 million. Our indebtedness, lease obligations and pension funding obligations could continue to have an impact on our business.

For example, it could:

•	increase our vulnerability to adverse changes or sustained slow growth in general economic, industry and competitive conditions;

•
require us to dedicate a portion of our cash flow from operations to make payments on our indebtedness, leases and pension funding obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from taking advantage of business opportunities;

•	make it more difficult to satisfy our financial obligations and meet future stepped up financial covenants in our credit facilities;

•	place us at a competitive disadvantage compared to our competitors that have less debt, lease obligations, and pension funding obligations; and

•
limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes on satisfactory terms or at all.

Our ability to service all of our indebtedness and satisfy all of other obligations depends on many factors beyond our control, and if we cannot generate enough cash to service our indebtedness and satisfy such other obligations, we may be forced to take one or more actions, which may not be successful.

Cash flows from operations are the principal source of funding for us. Our business may not generate cash flow from operations in an amount sufficient to fund our liquidity needs. If our cash flows are insufficient to service our indebtedness and satisfy our other obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness or other financial obligations. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital and credit markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates. In addition, any refinancing of our indebtedness or restructuring of our other obligations may require us to comply with more onerous covenants, which could further restrict our business operations and limit our financial flexibility. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness or satisfy our other financial obligations on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and, as a result, our liquidity and financial condition could be adversely affected and we may not be able to meet our scheduled debt service obligations. If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing our outstanding debt.
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
The documents governing our indebtedness contain financial covenants, affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. If we are unsuccessful in meeting our stepped up financial covenants, we will need to seek an amendment or waiver from our lenders or otherwise we will be in default under our credit facilities, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to collateral. If our lenders under our credit facilities demand payment, we will not have sufficient cash to repay such indebtedness. In addition, a default under our credit facilities or the lenders exercising their remedies thereunder could trigger cross-default provisions in our other indebtedness and certain other operating agreements. Our ability to amend our credit facilities or otherwise obtain waivers from our lenders depends on matters that are outside of our control and there can be no assurance that we will be successful in that regard. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain additional financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity.
Risks Related to Our Common Stock

The price of our Common Stock may fluctuate significantly, and this may make it difficult to resell our Common Stock when holders want or at prices they find attractive.

The market price for our Common Stock has been highly volatile and subject to significant fluctuations. We expect the market price of our Common Stock to continue to be volatile and subject to these fluctuations in response to a wide variety of factors, including the following:

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
We issued a substantial number of shares of Common Stock in connection with our financing transactions that occurred in early 2014 (“2014 Financing Transactions”) and have registered such shares for resale under the Securities Act, which could lead to significant sales of our Common Stock and may adversely affect the market price of our Common Stock.
Pursuant to the 2014 Financing Transactions, which are further described in the “Debt and Financing” footnote of our consolidated financial statements, we issued 14,333,334 shares of our Common Stock and 583,334 shares of our Convertible Preferred Stock, which automatically converted into an aggregate of 2,333,336 shares of Common Stock on March 14, 2014. The registration of these shares facilitates the resale of such shares of Common Stock into the public market, and increase the number of shares of our Common Stock available for public trading. Sales of a substantial number of shares of our Common Stock in the public market, could have a material adverse effect on the market price of our Common Stock.
Future issuances of our Common Stock or equity-related securities in the public market could adversely affect the trading price of our Common Stock and our ability to raise funds in new stock offerings.
In the future, we may issue additional shares of our Common Stock to raise capital or in connection with a restructuring or refinancing of our indebtedness. Shares of our Common Stock are reserved for issuance, exercise of outstanding stock options and vesting of outstanding share units. As of December 31, 2015, we had outstanding options to purchase an aggregate of approximately 33,000 shares of Common Stock, outstanding nonvested restricted stock and share units and performance based share units representing the right to receive a total of approximately 982,000 shares of Common Stock upon vesting, and an aggregate of approximately 2.9 million shares of our Common Stock was reserved for future issuance under our Amended and Restated 2011 Incentive and Equity Award Plan (the “Amended 2011 Plan”). We have registered under the Securities Act all of the shares of Common Stock that we may issue upon the exercise of our outstanding options and the vesting of outstanding share units and on account of future awards made under the Amended 2011 Plan. All of these registered shares can be freely sold in the public market upon issuance, except for shares issued to our directors and executive officers, which sales are subject to certain volume and timing restrictions. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our Common Stock.
We cannot predict the size of future issuances or the effect, if any, that such issuances may have on the market price for our Common Stock. Sales of significant amounts of our Common Stock or equity-related securities in the public market, or the perception that such sales may occur, could adversely affect prevailing trading prices of our Common Stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. Further sales of shares of our Common Stock or the availability of shares of our Common Stock for future sale or in connection with hedging and arbitrage activity that may develop with respect to our Common Stock, could adversely affect the trading price of our Common Stock.
We do not intend to pay dividends on our Common Stock in the foreseeable future.
We do not anticipate that we will pay any dividends on shares of our Common Stock in the foreseeable future. We intend to retain any future earnings to fund operations, to service debt and to use for other corporate needs.
We can issue shares of preferred stock that may adversely affect the rights of holders of our Common Stock.
Our certificate of incorporation currently authorizes the issuance of 5.0 million shares of preferred stock. Our Board of Directors is authorized to approve the issuance of one or more series of preferred stock without further authorization of our shareholders and to fix the number of shares, the designations, the relative rights and the limitations of any series of preferred stock. As a result, our Board, without shareholder approval, could authorize the issuance of preferred stock with voting, conversion and other rights that could proportionately reduce, minimize or otherwise adversely affect the voting power and other rights of holders of our Common Stock or other series of preferred stock or that could have the effect of delaying, deferring or preventing a change in our control.
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

•	Our customers may negotiate rates or contracts that minimize or eliminate our ability to offset fuel prices through fuel surcharges.

•	Many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved transportation service providers, and in some instances, we may not be selected.

•	Many customers periodically accept bids from multiple carriers for their shipping needs, which may depress prices or result in the loss of some business to competitors.

•	The trend towards consolidation in the ground transportation industry may create other large carriers with greater financial resources and other competitive advantages relating to their size.

•	Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments.

•	Competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and prices.

•	As a union carrier, we may have a competitive disadvantage compared to non-union carriers with lower cost structures and greater operating flexibility.

If our relationship with our employees and unions were to deteriorate, we may be faced with labor disruptions or stoppages, which could have a material adverse effect on our business, financial condition and results of operations and place us at a disadvantage relative to non-union competitors.
Each of our operating subsidiaries have employees who are represented by the International Brotherhood of Teamsters (“IBT”). These employees represent the majority of our workforce at December 31, 2015. Salaries, wages and employee benefits compose over half of our operating costs.
Each of our YRC Freight, New Penn, and Holland subsidiaries employ most of their unionized employees under the terms of a common national master freight agreement with the IBT, as supplemented by additional regional supplements and local agreements, a significant majority of which will expire on March 31, 2019. The IBT also represents a number of employees at Reddaway, and YRC Reimer under more localized agreements, which have wages, benefit contributions and other terms and conditions that better fit the cost structure and operating models of these business units. Our subsidiaries are regularly subject to grievances, arbitration proceedings and other claims concerning alleged past and current non-compliance with applicable labor law and collective bargaining agreements.
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
Our future funding obligations for our U.S. single-employer defined benefit pension plans qualified with the Internal Revenue Service (“IRS”) depend upon their funded status, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine funding levels and actuarial experience, and any changes in government laws and regulations.
Our subsidiaries began making contributions to most of the multi-employer pension funds (the “funds”) beginning June 1, 2011 at the rate of 25% of the contribution rate in effect on July 1, 2009. A fund that did not allow our subsidiaries to begin making contributions at a reduced rate elected to either (i) apply the amount of the contributions toward paying down previously deferred contributions under our Contribution Deferral Agreement, or (ii) have the amount of the contributions placed in escrow until such time when the fund is able to accept re-entry at the reduced rate.
If contributions to the funds do not reach certain goals (including those required not to enter endangered or critical status or those required by a fund’s funding improvement or rehabilitation plan), our pension expenses and required cash contributions could further increase upon the expiration of our collective bargaining agreements and, as a result, could materially adversely affect our business, financial condition and results of operations. Decreases in investment returns that are not offset by contributions could also increase our obligations under such plans.
Based on information obtained from public filings and from plan administrators and trustees, we believe our portion of the contingent liability in the case of a full withdrawal from or termination of all of the multi-employer pension plans would be an estimated $10 billion on a pre-tax basis. If we were subject to withdrawal liability with respect to a plan, the Employment Retirement Income Security Act of 1974, as amended (“ERISA”), provides that a withdrawing employer can pay the obligation in a lump sum or over time based upon an annual payment that is the highest contribution rate to the relevant plan multiplied by the average of the three highest consecutive years measured in contribution base units, which, in some cases, could be up to 20 years. Even so, our applicable subsidiaries have no current intention of taking any action that would subject us to payment of material withdrawal obligations; however we cannot provide any assurance that such obligations will not arise in the future which would have a material adverse effect on our business, financial condition, liquidity and results of operations.
Ongoing self-insurance and claims expenses could have a material adverse effect on our business, financial condition and results of operations.
Our future insurance and claims expenses might exceed historical levels. We currently self-insure for a majority of our claims exposure resulting from workers’ compensation, property damage and liability claims, and cargo and have large deductible purchased insurance. If the number or severity of claims for which we are self-insured increases, our business, financial condition and results of operations could be adversely affected, and we may have to post additional letters of credit or cash collateral to state workers’ compensation authorities or insurers to support our insurance policies, which may adversely affect our liquidity. Although we have significantly reduced our letter of credit expense in recent years, there is no assurance this trend will continue. If we lose our ability to self-insure, our insurance costs could materially increase, and we may find it difficult to obtain adequate levels of insurance coverage.

Our self-insured retention limits can make our insurance and claims expense higher or more volatile. We accrue for the costs of the uninsured portion of pending claims, based on the nature and severity of individual claims and historical claims development trends. Estimating the number and severity of claims, as well as related judgment or settlement amounts is inherently difficult. This, along with legal expenses, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual self-insurance costs and our reserve estimates.
In general, our coverage with respect to each of workers’ compensation, property damage and liability claims, and cargo claims is subject to insurance limits. Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits. In this case, we would bear the excess expense, in addition to the amount of self-insurance. Our insurance and claims expense could increase, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced.

We have significant ongoing capital expenditure requirements that could have a material adverse effect on our business, financial condition and results of operations if we are unable to generate sufficient cash from operations.
Our business is capital intensive. Our capital expenditures focus primarily on revenue equipment replacement, land and structures and investments in information technology. Our capital expenditures for the years ended December 31, 2015 and 2014 were $108.0 million and $69.2 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, to refurbish engines for our revenue fleet, and capitalized costs for our network facilities and technology infrastructure. We will need to continue to update our fleet periodically. If we are unable to generate sufficient cash from operations to fund our capital requirements, we may have to limit our growth, utilize our existing liquidity, or enter into additional financing arrangements, including leasing arrangements, or operate our revenue equipment (including tractors and trailers) for longer periods resulting in increased maintenance costs, any of which could reduce our operating income. If our cash from operations and existing financing arrangements are not sufficient to fund our capital expenditure requirements, we may not be able to obtain additional financing at all or on terms acceptable to us. In addition, our credit facilities contain provisions that limit our level of annual capital expenditures.
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
In December 2010, the FMSCA established the Compliance Safety Accountability (“CSA”) motor carrier oversight program under which drivers and fleets are evaluated based on certain safety-related standards. Carriers’ safety and fitness ratings under CSA include the on-road safety performance of the carriers’ drivers. The FMSCA has also implemented changes to the hours of service regulations which govern the work hours of commercial drivers and recently adopted a rule that requires commercial drivers who currently use paper log books to maintain hours-of-service records with electronic logging devices (“ELDs”) by December 2017 and commercial drivers who use automatic on-board recording devices to adopt ELDs by December 2019. We are currently in the process of updating our fleet to comply with these new regulations. The FMSCA has announced a number of other safety-related proposals that are pending legislative approval the process of being adopted. As a result of these increased standards, drivers who do not meet such standards are not eligible to drive for us. If we experience safety and fitness violations, our fleet could be ranked poorly as compared to our peers, and our safety and fitness scores could be adversely impacted. A reduction in our safety and fitness scores or those of our drivers could also reduce our competitiveness in relation to other companies who retain higher scores. Additionally, competition for drivers with favorable safety ratings may increase and thus provide for increases in driver-related compensation costs.
Like many trucking companies, we compensate our drivers based primarily on piece-rate and activity-based formulas.  California recently adopted legislation that sets forth requirements for the payment of a separate hourly wage for “nonproductive” time worked by piece-rate employees, and separate payment for compensable rest and recovery periods to those employees.  Specifically, the new legislation, which became effective January 1, 2016, codifies three basic statutory requirements for the payment of employees on a piece-rate basis: (i) employees must be separately compensated for the time during which they take rest and recovery breaks; (ii) employees must be separately compensated for “other nonproductive time,” which is defined as “time under the employer’s control, exclusive of rest and recovery periods, that is not directly related to the activity being compensated on a piece-rate basis;” and (iii) that this “other nonproduction time” time must be compensated at an hourly rate no less than the applicable minimum wage. The practical application and reconciliation of this new state legislation to interstate commerce is very complex and ambiguous. Consequently, the ultimate financial and operational impact cannot be determined at this time, but we believe it may increase our operating costs depending on the extent to which the same is applicable to our operations.

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
In the aftermath of terrorist attacks on the United States, federal, state and municipal authorities have implemented and are implementing various security measures, including checkpoints and travel restrictions on large trucks. Although many companies would be adversely affected by any slowdown in the availability of freight transportation, the negative impact could affect our business disproportionately. For example, we offer specialized services that guarantee on-time delivery. If the security measures disrupt or impede the timing of our deliveries, we may fail to meet the needs of our customers, or may incur increased expenses to do so. We cannot assure you that these measures will not significantly increase our costs and reduce our operating margins and income.

Current or future litigation may adversely affect our business, financial condition, liquidity or results of operations.
We have been and continue to be involved in legal proceedings, claims and other litigation that arise in the ordinary course of business. Litigation may be related to labor and employment, competitive matters, property damage and liability claims, safety and contract compliance, environmental liability, our past financial restructurings and other matters. We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” footnote to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Some or all of our expenditures to defend, settle or litigate these matters may not be covered by insurance or could impact our cost and ability to obtain insurance in the future. Litigation can be expensive, lengthy and disruptive to normal business operations, including to our management due to the increased time and resources required to respond to and address the litigation. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome of any particular matter or any future legal proceedings could have a material adverse effect on our business, financial condition, liquidity or results of operations. In the future, we could incur judgments or enter into settlements of claims that could harm our financial position, liquidity and results of operations.

We may not realize the expected benefits and cost savings from operational changes and performance improvement initiatives.
From time to time, we initiate operational changes and process improvements to reduce costs and improve financial performance. These changes and initiatives typically include evaluating management talent, reducing overhead costs, closing redundant facilities, making upgrades to our technology, eliminating non-core assets and unnecessary activities and implementing changes of operations under our labor agreements. There is no assurance that any changes and improvements will be successful, that their implementation may not have an adverse impact on our operating results or that we will not have to initiate additional changes and improvements in order to achieve the projected benefits and cost savings.
Difficulties attracting and retaining qualified drivers could result in increases in driver compensation and purchased transportation costs and could adversely affect our profitability and our ability to maintain or grow our fleet.
Should our shipping volumes increase, we may need to attract new qualified drivers and may face difficulty doing so. Like many in the trucking industry, it is important to our business that we retain the necessary number of qualified drivers to operate efficiently. Regulatory requirements, including the CSA program of the FMCSA, have reduced the number of eligible employee drivers and independent contractors and may continue to do so in the future. Future Company driver shortages may result in less than optimal use of purchased transportation, which may result in higher costs to the Company. The compensation we offer our drivers is subject to market conditions, and we may find it necessary to increase driver compensation in future periods if we must attract new drivers. In addition, we and our industry suffer from a high driver turnover rate. Driver turnover requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment. If we are unable to continue to retain drivers and attract new drivers when needed, we could be required to adjust our compensation packages, increase our use of purchased transportation, let tractors sit idle, or operate with fewer tractors and face difficulty meeting customer demands, any of which would adversely affect our growth and profitability.
A significant privacy breach or IT system disruption could adversely affect our business and we may be required to increase our spending on data and system security.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. In addition, the provision of service to our customers and the operation of our networks and systems involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of customers, employees and others. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, malicious insiders, telecommunication failures, user errors or catastrophic events. Hackers, acting individually or in coordinated groups, may also launch distributed denial of service attacks or other coordinated attacks that may cause service outages or other interruptions in our business. In addition, breaches in security could expose us, our customers, or the individuals affected, to a risk of loss or misuse of proprietary information and sensitive or confidential data. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect for a long time and often are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.
Any of these occurrences could result in disruptions in our operations, the loss of existing or potential customers, damage to our brand and reputation, and litigation and potential liability for the company. In addition, the cost and operational consequences of implementing further data or system protection measures could be significant and our efforts to deter, identify, mitigate and/or eliminate any security breaches may not be successful.
We face risks associated with doing business in foreign countries.
We conduct a portion of our operations in Canada and, to a lesser extent, Mexico. In addition, our JHJ joint venture, which is currently under a contract for sale, operates in China. Our revenue from foreign sources totaled $116.5 million, $137.5 million, and $139.5 million in 2015, 2014 and 2013, respectively, and our long-lived assets located in foreign countries totaled $6.5 million, $8.7 million and $12.4 million at December 31, 2015, 2014, and 2013, respectively. As a participating carrier in the Customs and Trade Partnership Against Terrorism (“C-TPAT”) program, we and our contractors are able to cross into these countries more efficiently, thereby avoiding substantial delays. If we should lose the ability to participate in the C-TPAT program, we could experience significant border delays which could have a negative impact on our ability to remain competitive and operate efficiently in those countries.  In addition, our foreign operations are subject to certain risks inherent in doing business in jurisdictions outside of the United States, including:

•	exposure to local economic, political and labor conditions;

•	unexpected changes in laws, regulations, trade, monetary or fiscal policy;

•	fluctuations in interest rates, foreign currency exchange rates and changes in the rate of inflation;

•	tariffs, quotas, customs and other import or export restrictions and other trade barriers;

•	difficulty of enforcing agreements, collecting receivables and protecting assets through non-U.S. legal systems;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	violence and civil unrest in foreign countries;

•	compliance with the requirements of applicable anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”);

•	changes in tax law; and

•	controls on the repatriation of cash, including the imposition or increase of withholding and other taxes on remittances and other payments by our subsidiaries.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2015, we operated a total of 384 transportation service facilities located in 50 states, Puerto Rico, Canada and Mexico. Of this total, we own 186 and we lease 198, generally with lease terms ranging from one month to ten years with right of renewal options. The number of customer freight servicing doors totaled 20,934, of which 12,080 are at owned facilities and 8,854 are at leased facilities. The transportation service centers vary in size ranging from one to three doors at small local facilities to 426 doors at the largest consolidation and distribution facility. In addition, we and our subsidiaries own and occupy a general office building in Lebanon, Pennsylvania. We also lease and occupy general office buildings in Holland, Michigan, Overland Park, Kansas, Sioux Falls, South Dakota, Tualatin, Oregon and Winnipeg, Manitoba. Our owned transportation service facilities and office buildings serve as collateral under our credit agreements.

Our facilities and equipment are adequate to meet current business requirements in 2016. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of expectations regarding capital spending in 2016.

Item 3. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” footnote of our consolidated financial statements included in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following are our executive officers, each of whom serves until his or her successor has been elected and qualified or until his or her earlier resignation or removal:

Name	Age	Position(s) Held
James L. Welch	61
YRC Worldwide : Chief Executive Officer (since 2011); Dynamex Inc. (transportation and logistics services): President and Chief Executive Officer (2008 - 2011); JHT Holdings (truck transportation): Interim Chief Executive Officer (2007 - 2008); Yellow Transportation (subsidiary of our Company): President and Chief Executive Officer (2000 - 2007), and various other positions (1978 - 2000); Current Director: SkyWest Inc. (regional airline), and Erickson Air Crane, Inc. (manufacturing and operating); Former Director: Dynamex Inc., Spirit AeroSystems Holdings Inc. (commercial airplane assemblies and components), and Roadrunner Transportation (transportation and logistics services).

Jamie G. Pierson	46
Executive Vice President and Chief Financial Officer of YRC Worldwide (since November 2011); Interim Chief Financial Officer of YRC Worldwide Inc. (August 2011-November 2011); Managing Director, Alvarez & Marsal North America, LLC (professional services) (2008-November 2011); Vice President - Corporate Development and Integration, Greatwide Logistics Services, Inc. (transportation and logistics) (2007-2008); Director, FTI Capital Advisors, LLC (investment bank) (2002-2007); Vice President, FTI Consulting, Inc. (2001-2002); Vice President, Stonegate Securities, Inc. (investment bank) (2000-2001); Associate, Houlihan Lokey Howard & Zukin (investment bank) (1997-2000).

James A. Fry	54
Vice President, General Counsel and Corporate Secretary of YRC Worldwide (since April 2015); Swift Transportation Company: Executive Vice President and General Counsel (2010-2015), Corporate Counsel (2008-2010); General Counsel of Global Aircraft Solutions, Inc. (2003-2008).

Mark D. Boehmer	55	Vice President and Treasurer of YRC Worldwide (since July 2013); Vice President and Treasurer of Sealy Corporation (bedding manufacturer) (2003-2013).

Stephanie D. Fisher	39
Vice President and Controller of YRC Worldwide (since May 2012); Director - Financial Reporting and various positions in the Company’s Corporate Accounting department (2004-2012); Member of the Supervisory Committee of CommunityAmerica Credit Union (since December 2010, Chairman of the Committee since May 2012).

Darren D. Hawkins	46
President (since February 2014), Senior Vice President - Sales and Marketing (January 2013-February 2014) of YRC Freight; Director of Operations (December 2011-January 2013) and Director of Sales (January 2009-December 2011) for Con- Way Freight, a subsidiary of Con-Way, Inc.; various positions of increasing responsibility with Yellow Transportation (1991-2009).

Scott D. Ware	55
President (since May 2012), Vice President Operations & Linehaul (2009-2012) and Vice President Linehaul (2007-2009) of Holland; Director of Linehaul of SAIA Inc. (2002-2007); Director of Linehaul of JEVIC (2000-2002); various industry management roles with Preston, Overnite, Con-Way and Spartan Express (1985-2000).

Thomas J. O’Connor	55
President of Reddaway (since January 2007); President of USF Bestway (subsidiary of the Company) (2005-2007); Vice President - Western Division and officer of the Company (1999-2005), District Manager (1995-1999) and various management positions of increasing responsibility (1982-1995) of Roadway Express, Inc. (subsidiary of the Company).

Donald R. Foust	58
President of New Penn (since August 2014); Regional Vice President, Eastern Sales and Operations (2013-July 2014), Vice President, Sales and Marketing (2012-2013), Director of Corporate Sales (2011-2012), Regional Sales Manager (2009-2011) of Roadrunner Transportation Services (transportation and logistics); various management roles at Yellow Transportation (subsidiary of the Company) (1999-2009).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 12, 2016, 285 stockholders of record held YRC Worldwide common stock. Trading activity averaged 636,524 shares per day during 2015, down from 777,130 per day in 2014. The NASDAQ Stock Market quotes prices for our common stock under the symbol “YRCW.” As part of our 2014 Financing Transactions, which is further described in the “Debt and Financing” footnote of our consolidated financial statements, on January 31, 2014, we issued 583,334 shares of YRC Worldwide Class A Convertible preferred stock (“Class A Preferred Stock”) that converted into 2,333,336 shares of Common Stock in August 2014.

Quarterly Financial Information (unaudited)

	2015
(in millions, except per share and share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(b)
Operating revenue	$1,186.4	$1,258.4	$1,244.9	$1,142.7
(Gains) losses on property disposals, net	1.3	(0.7)	0.9	0.4
Operating income (loss)	3.7	56.9	47.7	(15.3)
Net income (loss)	(21.6)	26.0	19.8	(23.5)
Diluted income (loss) per share(a)	(0.70)	0.80	0.61	(0.73)
Market price of common stock per share:
High	22.67	18.10	21.37	18.50
Low	15.43	12.89	11.90	13.05

	2014
(in millions, except per share and share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$1,210.9	$1,317.6	$1,322.6	$1,217.7
(Gains) losses on property disposals, net	0.2	(6.5)	0.2	(5.8)
Operating income (loss)	(32.4)	20.0	26.7	31.2
Net income (loss)	(70.2)	(4.9)	1.2	6.2
Diluted income (loss) per share(a)	(3.95)	(0.16)	(0.03)	0.16
Market price of common stock per share:
High	27.00	28.73	29.21	25.40
Low	11.81	18.40	19.47	14.03

(a)
Diluted income (loss) per share amounts were computed independently for each of the quarters presented. The sum of the quarters may differ from the total annual amount primarily due to change in the number of outstanding shares in the year and the impact of the if-converted method used to calculate earnings per share.

(b)	During the fourth quarter of 2015, operating loss and net loss included a non-union pension settlement charge of $28.7 million.

Purchases of Equity Securities by the Issuer

We did not repurchase any shares of our Common Stock in 2015, 2014 or 2013. The agreement (“Term Loan Agreement”) for our $700 million term loan facility (“Term Loan”) does not permit us to purchase shares of our Common Stock outside of limited exceptions.

Dividends

We did not declare any cash dividends on our Common Stock in 2015, 2014 or 2013. Our Term Loan Agreement does not permit us to declare dividends on any of our outstanding common stock.

Common Stock Performance

Set forth below is a line graph comparing the quarterly percentage change in the cumulative total stockholder return of the Company’s common stock against the cumulative total return of the S&P Composite-500 Stock Index and the Dow Jones Transportation Average Stock Index for the period of five years commencing December 31, 2010 and ending December 31, 2015.

Item 6. Selected Financial Data

Our selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” included in this Form 10-K.

(dollars in millions, except per share data. shares in thousands)	2015	2014	2013	2012	2011
For the Year
Operating revenue	$4,832.4	$5,068.8	$4,865.4	$4,850.5	$4,868.8
Operating income (loss)	93.0	45.5	28.4	24.1	(138.2)
Net income (loss)	0.7	(67.7)	(83.6)	(136.5)	(354.4)
Less: Net income (loss) attributable to non-controlling interest	—	—	—	3.9	(3.1)
Net income (loss) attributable to YRC Worldwide Inc.	0.7	(67.7)	(83.6)	(140.4)	(351.3)
Amortization of beneficial conversion feature on preferred stock	—	(18.1)	—	—	(58.0)
Net income (loss) attributable to common shareholders	0.7	(85.8)	(83.6)	(140.4)	(409.3)
Acquisition of property and equipment	(108.0)	(69.2)	(66.9)	(66.4)	(71.6)
Proceeds from disposal of property and equipment	17.5	20.8	9.8	50.4	67.5
Net cash provided by (used in) operating activities	140.8	28.5	12.1	(25.9)	(26.0)
Net cash provided by (used in) investing activities	(121.4)	(41.6)	(23.5)	19.8	(156.6)
Net cash provided by (used in) financing activities	(16.7)	7.9	(21.0)	14.3	240.1

At Year-End
Total assets	$1,894.6	$1,985.0	$2,064.9	$2,225.5	$2,485.8
Total debt	1,077.6	1,109.9	1,363.4	1,375.4	1,354.7
Total shareholders’ deficit	(379.4)	(474.3)	(597.4)	(629.1)	(358.5)

Per Share Measurements
Basic per share data:
Net income (loss)	0.02	(3.00)	(8.96)	(19.20)	(196.12)
Average common shares outstanding	31,736	28,592	9,332	7,311	2,087
Diluted per share data:
Net income (loss)	0.02	(3.00)	(8.96)	(19.20)	(196.12)
Average common shares outstanding	32,592	28,592	9,332	7,311	2,087

Other Data
Number of employees	32,000	33,000	32,000	32,000	32,000
Operating ratio:(a)
YRC Freight	99.4%	100.0%	101.0%	101.2%	102.8%
Regional Transportation	95.2%	96.4%	95.4%	95.7%	97.9%
Consolidated	98.1%	99.1%	99.4%	99.5%	102.8%

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

Overview
MD&A includes the following sections:

Our Business: a brief description of our business and a discussion of how we assess our operating results
Consolidated Results of Operations: an analysis of our consolidated results of operations for the years ended December 31, 2015, 2014 and 2013
Reporting Segment Results of Operations: an analysis of our results of operations for the years ended December 31, 2015, 2014 and 2013 for our two reporting segments: YRC Freight and Regional Transportation
Certain Non-GAAP Financial Measures: an analysis of our results using certain non-GAAP financial measures, for the years ended December 31, 2015, 2014 and 2013
Liquidity and Capital Resources: a discussion of our major sources and uses of cash as well as an analysis of our cash flows and aggregate contractual obligations and commercial commitments

Our Business
YRC Worldwide is a holding company that, through wholly owned operating subsidiaries and its interest in JHJ, offers its customers a wide range of transportation services. YRC Worldwide has one of the largest, most comprehensive LTL networks in North America with local, regional, national and international capabilities. Through its team of experienced service professionals, YRC Worldwide offers industry-leading expertise in heavyweight shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence.
We measure the performance of our business both on a consolidated and reporting segment basis and using several metrics, but rely primarily upon (without limitation) operating revenue, operating income (loss), and operating ratio. We also use certain non-GAAP financial measures as secondary measures to assess our operating performance.

•
Operating Revenue: Operating revenue has two primary components: volume (commonly evaluated using tonnage, tonnage per day, number of shipments, shipments per day or weight per shipment) and yield or price (commonly evaluated using picked up revenue, revenue per hundredweight or revenue per shipment). Yield includes fuel surcharge revenue which is common in the trucking industry and represents an amount charged to customers that adjusts with changing fuel prices. We base our fuel surcharges on the U.S. Department of Energy fuel index and adjust them weekly. Rapid material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income as a result of changes in our fuel surcharge. We believe that fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require changes. We believe the distinction between base rates and fuel surcharge has blurred over time, and it is impractical to clearly separate all the different factors that influence the price that our customers are willing to pay. In general, under our present fuel surcharge program, we believe rising fuel costs are beneficial to us and falling fuel costs are detrimental to us in the short term, the effects of which are mitigated over time.

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

•	Certain Non-GAAP Financial Measures: We use EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, to assess the following:

◦
EBITDA: a non-GAAP measure that reflects our earnings before interest, taxes, depreciation, and amortization expense. EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance.

◦
Adjusted EBITDA: a non-GAAP measure that reflects earnings before interest, taxes, depreciation, and amortization expense, and further adjusts for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring professional fees, non-recurring consulting fees, expenses associated with certain lump sum payments to our IBT employees and the results of permitted dispositions, discontinued operations, among other items, as defined in our credit facilities. Adjusted EBITDA is used for internal management purposes as a financial measure that reflects core operating performance, to measure compliance with certain financial covenants in our credit facilities and to pay certain executive bonus compensation.

Our non-GAAP financial measures have the following limitations:

◦	EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or fund principal payments on our outstanding debt;

◦
Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to fund restructuring professional fees, nonrecurring consulting fees, letter of credit fees, service interest or principal payments on our outstanding debt or fund our lump sum payments to our IBT employees required under the Memorandum of Understanding (“MOU”);

◦
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA and adjusted EBITDA do not reflect any cash requirements for such replacements;

◦
Equity based compensation is an element of our long-term incentive compensation package, although adjusted EBITDA excludes employee equity-based compensation expense when presenting our ongoing operating performance for a particular period; and

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

Consolidated Results of Operations
Our consolidated results for 2015, 2014 and 2013 include the consolidated results of our reporting segments and unallocated corporate charges. A more detailed discussion of the operating results of our reporting segments is presented in the “Reporting Segment Results of Operations” section below.
The table below provides summary consolidated financial information for the three years ended December 31:

				Percent Change
(in millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Operating revenue	$4,832.4	$5,068.8	$4,865.4	(4.7)%		4.2%
Operating income	93.0	45.5	28.4	104.4%		60.2%
Nonoperating expenses, net	97.4	129.3	157.9	(24.7)%		(18.1)%
Net income (loss)	0.7	(67.7)	(83.6)	NM	(a)	19.0%

(a)	Not Meaningful

2015 Compared to 2014

Our consolidated operating revenue decreased $236.4 million in 2015 compared to 2014. The decrease in revenue was largely attributed to the reduction in fuel surcharge revenue and declines in volume, partially offset by yield improvements due to our strategy of improving price and freight mix.

Operating expenses in 2015 decreased $283.9 million, or 5.7%, compared to 2014. The decrease in operating expenses was primarily driven by a $232.3 million, or 20.9%, decrease in operating expenses and supplies, a $33.0 million, or 1.1%, decrease in salaries, wages and benefits, a $29.8 million, or 5.0%, decrease in purchased transportation and a $2.7 million, or 1.0%, decrease in other operating expense. Additionally, on a year-over-year basis, we recorded losses on disposals of property of $1.9 million in 2015 as compared to gains of $11.9 million in 2014.

•
The $232.3 million, or 20.9%, decrease in operating expenses and supplies was due to a $228.7 million, or 43.5%, decrease in fuel expenses driven by a lower cost per gallon, as well as fewer miles driven. The decrease was also related to a reduction in vehicle maintenance expense of $5.1 million, proceeds of $4.1 million for a legal settlement in first quarter 2015 and a reduction in bad debt expense of $5.8 million due to improved aging of accounts receivable. This decrease was partially offset by $5.1 million of nonrecurring consulting fees incurred at the YRC Freight segment.

•
The $33.0 million, or 1.1%, decrease in salaries, wages and employees’ benefits was driven by a $32.2 million decrease in salaries and wages, primarily driven by a decrease in shipping volumes, which required fewer employee hours to process freight, combined with a $20.8 million decrease in workers’ compensation expenses primarily due to a reduction in new claim frequency driven by safety initiatives and favorable development of prior year claims. These decreases were offset by a $19.9 million increase in employee benefits expense, primarily due to a non-union pension settlement charge of $28.7 million recognized in the fourth quarter of 2015 as a result of pension settlements from lump sum payouts during the year. This was partially offset by lower overall employee benefits costs at our YRC Freight segment due to a decrease in shipping volumes and employee hours worked in 2015.

•
The $29.8 million, or 5.0%, decrease in purchased transportation was primarily due to a $51.3 million, or 14.5%, decrease in rail, local and over-the-road purchased transportation expense due to a reduction in shipment volumes and lower rail and road rates, which is principally related to lower fuel surcharges paid to our providers, when compared to prior year. Offsetting this decrease, we experienced an increase of $23.4 million, or 33.9%, of vehicle rent expense resulting from higher usage of leased revenue equipment.

•
The $2.7 million, or 1.0%, decrease in other operating expense resulted from a $6.5 million, or 10.0%, decrease in cargo claims expense due to improved frequency of new claims and less severity of outstanding claims, as compared to prior year, offset by a $3.3 million, or 6.2%, increase in our property damage and liability claims expense primarily due to unfavorable development on our outstanding claims.

Nonoperating expenses decreased $31.9 million, or 24.7%, in 2015 compared to 2014. The decrease was primarily driven by a $42.4 million reduction in interest expense. In the first quarter of 2014, we incurred additional interest expense due to the acceleration of the amortization of the deferred debt costs on our then-existing term loan facility and then-existing asset based loan facility when they were extinguished in the first quarter of 2014. The decrease in interest expense was partially offset by the gain of $11.2 million we recorded on our extinguishment of debt in the first quarter of 2014, $16.3 million of which related to the acceleration of net premiums on our old debt, partially offset by $5.1 million of additional expense related to the fair value of the incremental shares provided to those holders of our 10% Series B Convertible Senior Secured Notes (“Series B Notes”) who exchanged their outstanding balances at a price of $15.00 per share. We also attribute our decrease in interest expense to the additional interest expense incurred in third quarter of 2014 due to the redemption of our Series A Convertible Senior Secured Notes (“Series A Notes”).

Our effective tax rate for the years ended December 31, 2015 and 2014 was 115.9% and 19.2%, respectively. Significant items impacting the 2015 rate include a benefit recognized due to application of ASC 740, “Income Taxes” (“ASC 740”), rules regarding intra-period tax allocation, a state tax provision, a foreign tax provision, certain permanent items, a decrease in the reserve for uncertain tax positions and an increase in the valuation allowance established for the net deferred tax asset balance at December 31, 2015. Significant items impacting the 2014 rate include a state tax provision, a foreign tax provision, certain permanent items, a decrease in the reserve for uncertain tax positions and an increase in the valuation allowance established for the net deferred tax asset balance at December 31, 2014. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision or in equity if directly related to other comprehensive income (loss) in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. Accordingly, as of December 31, 2015 and 2014, we have a full valuation allowance against our net deferred tax assets, exclusive of a deferred tax liability related to a foreign jurisdiction.

In July 2011, July 2013, and January 2014, we experienced significant changes in the ownership of our stock, as measured for Federal income tax purposes. These changes triggered the application of Section 382 of the Internal Revenue Code, as amended (the “Code”), which will likely substantially limit the use of tax Net Operating Loss carryovers (“NOLs”) generated through January 31, 2014 and prior to offset future taxable income. While Section 382 changes may adversely affect future cash flow, they have no impact on our current financial statements. The deferred tax assets resulting from the existing NOLs for which a Section 382 change would limit financial statement recognition are already fully offset by a valuation allowance.

2014 Compared to 2013

Our consolidated operating revenue increased $203.4 million in 2014 compared to 2013. The increase in revenue was largely driven by increases in yield and shipping volumes. The increases in yield were driven by a stronger overall pricing environment and successful contract negotiations with our customers. We believe the increase in shipping volumes was driven, in large part, by the improvement in the overall economic environment as well as increased shipper confidence due to the finalization of the 2014 Financing Transactions and our MOU entered into in early 2014.

Operating expenses in 2014 increased $186.3 million, or 3.9% ,compared to 2013. The increase in operating expenses was primarily driven by a $98.1 million, or 3.5%, increase in salaries, wages and benefits, a $78.4 million, or 15.3%, increase in purchased transportation and a $34.4 million, or 14.7%, increase in other operating expense. These increases were partially offset by a $6.2 million, or 0.6%, decrease in operating expenses and supplies.

•
The $98.1 million or 3.5% increase in salaries, wages and employee benefits was driven by a $85.9 million increase in employment costs primarily driven by an increase in shipping volumes and a decrease in our operational productivities. The increase in salaries, wages and employee benefits is also driven by a $29.9 million, or 31.9%, increase in workers’ compensation related expenses primarily due to an increase in new claims despite the safety initiatives implemented in 2013, partially offset by a reduction in letter of credit fees used to support our workers’ compensation claims of $17.7 million, or 63.9%, driven by more favorable terms under our new $450 million asset-based loan facility (“ABL Facility”).

•
The $78.4 million, or 15.3%, increase in purchased transportation was largely driven by an increase in expense related to YRC Freight’s new over-the-road purchased transportation option as permitted by our MOU that went into effect in February 2014. Additionally, we incurred an increase in local purchased transportation to keep our network in cycle in response to higher volumes and workforce shortages experienced earlier in the year. Finally, we experienced an additional $25.0 million, or 56.9%, increase in vehicle rent expense as our percentage of leased units increased due to our current strategy of using operating leases for our new revenue equipment.

•
The $34.4 million, or 14.7%, increase in other operating expense was driven by a $23.0 million, or 74.3%, increase in our property damage and liability claims expense due to unfavorable development on our outstanding claims, partially offset by a reduction in letter of credit fees used to support our property damage and liability claims of $4.2 million, or 67.2%, driven by more favorable terms under our ABL Facility. We also experienced an additional $16.8 million, or 35.3%, increase in cargo claims expense due to an increase in the frequency and severity of our outstanding claims.

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

Nonoperating expenses decreased $28.6 million, or 18.1%, in 2014 compared to 2013. The decrease was primarily driven by the $11.2 million gain we recorded on our extinguishment of debt in the first quarter of 2014, $16.3 million of which related to the acceleration of net premiums on our old debt, partially offset by $5.1 million of additional expense related to the fair value of the incremental shares provided to those holders of our 10% Series B Notes who exchanged their outstanding balances at a price of $15.00 per share. We also experienced a decrease in interest expense as a result of the 2014 Financing Transactions which reduced our outstanding debt and lowered the weighted average interest rate on our debt.

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

In July 2011, July 2013, and January 2014, we experienced significant changes in the ownership of our stock, as measured for Federal income tax purposes. These changes triggered the application of Code Section 382 which will likely substantially limit the use of tax NOLs generated through January 31, 2014 and prior to offset future taxable income. While Section 382 changes may adversely affect future cash flow, they have no impact on our current financial statements. The deferred tax assets resulting from the existing NOLs for which a Section 382 change would limit financial statement recognition are already fully offset by a valuation allowance.

Reporting Segment Results of Operations

We evaluate our business using our two reporting segments:

•
YRC Freight is the the reporting segment that focuses on longer haul business opportunities with national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management. This reporting segment includes our LTL subsidiary YRC Freight and YRC Reimer, a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico, Puerto Rico and Guam.

•
Regional Transportation is the reporting segment for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of Holland, New Penn and Reddaway. These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the United States, Canada, Mexico and Puerto Rico.

YRC Freight Results

YRC Freight represented 63%, 64% and 64% of our consolidated operating revenue in 2015, 2014 and 2013, respectively. The table below provides summary financial information for YRC Freight for the years ended December 31:

				Percent Change
(in millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Operating revenue	$3,055.7	$3,237.4	$3,136.8	(5.6)%		3.2%
Operating income (loss)	18.0	0.5	(31.2)	NM	(b)	NM	(b)
Operating ratio(a)	99.4%	100.0%	101.0%	0.6pp		1.0pp

(a)	pp represents the change in percentage points

(b)	Not Meaningful

2015 Compared to 2014

YRC Freight reported operating revenue of $3,055.7 million in 2015, a decrease of $181.7 million or 5.6% compared to 2014. The decrease in revenue was largely driven by a reduction in fuel surcharge revenue and declines in volume, partially offset by improvements in yield. The increases in yield were attributed to a stronger overall pricing environment, particularly in the first half of the year, successful contract negotiations with our customers, and improvements in billing and collecting the appropriate accessorial revenue associated with our shipments. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the years ended December 31:

	2015	2014	Percent Change(b)
Workdays	251.5	252.0

Total picked up revenue (in millions)(a)	$3,033.4	$3,219.6	(5.8)%
Total tonnage (in thousands)	6,396	6,807	(6.0)%
Total tonnage per workday (in thousands)	25.43	27.01	(5.8)%
Total shipments (in thousands)	10,651	11,502	(7.4)%
Total shipments per workday (in thousands)	42.35	45.64	(7.2)%
Total revenue per hundred weight	$23.71	$23.65	0.3%
Total revenue per hundred weight (excluding fuel surcharge)	$21.01	$19.80	6.1%
Total revenue per shipment	$285	$280	1.7%
Total picked up revenue per shipment (excluding fuel surcharge)	$252	$234	7.7%
Total weight per shipment (in pounds)	1,201	1,184	1.5%

(in millions)	2015	2014
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$3,055.7	$3,237.4
Change in revenue deferral and other	(22.3)	(17.8)
Total picked up revenue	$3,033.4	$3,219.6
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not rounded figures presented.

Operating income for YRC Freight was $18.0 million in 2015 compared to $0.5 million in 2014. Operating revenue decreased by $181.7 million, offset by a reduction in operating expenses of $199.2 million.
The decrease in operating expenses was due to a $128.7 million, or 18.6%, decrease in operating expenses and supplies, a $44.9 million, or 2.5%, decrease in salaries, wages and employee benefits, and a $38.1 million, or 8.0%, decrease in purchased transportation. These decreases were partially offset by $17.8 million reduction in gains on property disposals.

•
The $128.7 million, or 18.6%, decrease in operating expenses and supplies was due to a $131.6 million, or 44.4%, decrease in fuel expenses driven by a lower cost per gallon, as well as fewer miles driven. The decrease was also related to proceeds of $4.1 million for a legal settlement in first quarter 2015 and a reduction in bad debt expense of $4.1 million due to improved aging of accounts receivable. This decrease was partially offset by $5.1 million of nonrecurring consulting fees.

•
The $44.9 million, or 2.5%, decrease in salaries, wages and employees’ benefits was driven by a $38.3 million decrease in salaries and wages, which is primarily driven by a decrease in shipping volumes, which required fewer employee hours to process freight, combined with a $16.9 million decrease in workers’ compensation expenses primarily due to a reduction in new claim frequency and favorable development of prior year claims. The decreases were offset by a $10.3 million increase in employee benefits expense, which includes a non-union pension settlement charge of $28.7 million recognized in the fourth quarter of 2015 as a result of pension settlements from lump sum payouts during the year. This was partially offset by lower overall employee benefits costs due to a decrease in shipping volumes and employee hours worked in 2015.

•
The $38.1 million, or 8.0%, decrease in purchased transportation was primarily due to a $49.1 million, or 14.6%, decrease in rail, local and over the road purchased transportation expense due to lower rail and road rates, which is principally related to lower fuel surcharges paid to our providers, combined with a reduction in shipment volumes, as compared to prior year. Offsetting this decrease, we incurred an increase of $12.0 million, or 29.1%, higher vehicle lease expense due to increased usage of operating leases for revenue equipment.

2014 Compared to 2013

YRC Freight reported operating revenue of $3,237.4 million in 2014, an increase of $100.6 million or 3.2% compared to 2013. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the years ended December 31:

	2014	2013	Percent Change(b)
Workdays	252.0	252.5

Total picked up revenue (in millions)(a)	$3,219.6	$3,126.5	3.0%
Total tonnage (in thousands)	6,807	6,717	1.3%
Total tonnage per workday (in thousands)	27.01	26.60	1.5%
Total shipments (in thousands)	11,502	11,444	0.5%
Total shipments per workday (in thousands)	45.64	45.32	0.7%
Total revenue per hundred weight	$23.65	$23.27	1.6%
Total revenue per hundred weight (excluding fuel surcharge)	$19.80	$19.35	2.3%
Total revenue per shipment	$280	$273	2.5%
Total picked up revenue per shipment (excluding fuel surcharge)	$234	$227	3.2%
Total weight per shipment (in pounds)	1,184	1,174	0.8%

(in millions)	2014	2013
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$3,237.4	$3,136.8
Change in revenue deferral and other	(17.8)	(10.3)
Total picked up revenue	$3,219.6	$3,126.5
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not rounded figures presented.
Operating income for YRC Freight was $0.5 million in 2014 compared to operating loss of $31.2 million in 2013. The operating loss improvement was driven by a $100.6 million increase in operating revenue, which was offset by a $68.9 million increase in operating expenses.
The increase in revenue was largely driven by increases in yield and shipping volumes as noted in the table above. The increases in yield were driven by a stronger overall pricing environment and successful contract negotiations with our customers. We believe the increase in volumes was driven, in large part, by the improvement in the overall economic environment as well as increased shipper confidence due to the finalization of the 2014 Financing Transactions and our MOU in early 2014.
The operating cost increase was driven by a $47.1 million, or 2.6%, increase in salaries, wages and employees’ benefits, a $47.7 million, or 11.1%, increase in purchased transportation, and a $14.5 million, or 10.0%, increase in other operating expenses. These increases were partially offset by $16.4 million, or 2.3%, decrease in operating expenses and supplies.

•
The $47.1 million, or 2.6%, increase in salaries, wages and employee benefits was driven by a $37.0 million increase in employment costs primarily driven by an increase in shipping volumes and a decrease in our operational productivities. The increase in salaries, wages and employee benefits is also driven by a $24.1 million, or 46.9%, increase in workers’ compensation related expenses primarily due to an increase in the number of new claims, partially offset by a reduction in letter of credit fees used to support our workers’ compensation claims of $14.1 million driven by more favorable terms under our ABL Facility.

•
The $47.7 million, or 11.1%, increase in purchased transportation was largely driven by an increase in expense related to YRC Freight’s new over-the-road purchased transportation option as permitted by our MOU that went into effect in February 2014.

•
The $14.5 million, or 10.0%, increase in other operating expense was driven by a $12.4 million increase in cargo claims expense due to an increase in the frequency and severity of our claims. We also experienced a $7.4 million, or 43.4%, increase in our property damage and liability claims expense due to unfavorable development on our outstanding claims, partially offset by a reduction in letter of credit fees used to support our property damage and liability claims of $3.4 million, or 70.3%, driven by more favorable terms under our ABL Facility.

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

Regional Transportation Results

Regional Transportation represented 37%, 36% and 36% of consolidated operating revenue in 2015, 2014 and 2013, respectively. The table below provides summary financial information for Regional Transportation for the years ended December 31:

				Percent Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Operating revenue	$1,776.9	$1,831.4	$1,728.6	(3.0)%	5.9%
Operating income	85.4	66.1	79.9	29.2%	(17.3)%
Operating ratio(a)	95.2%	96.4%	95.4%	1.2pp	-1.0pp

(a)	pp represents the change in percentage points

2015 Compared to 2014

Regional Transportation reported operating revenue of $1,776.9 million for 2015, representing a decrease of $54.5 million, or 3.0%, from 2014. The decrease in revenue was largely driven by a reduction in fuel surcharge revenue and declines in volume, partially offset by improvements to yield. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the years ended December 31:

	2015(c)	2014	Percent Change(b)
Workdays	251.0	252.0

Total picked up revenue (in millions)(a)	$1,777.9	$1,832.3	(3.0)%
Total tonnage (in thousands)	7,708	7,906	(2.5)%
Total tonnage per workday (in thousands)	30.71	31.37	(2.1)%
Total shipments (in thousands)	10,375	10,745	(3.4)%
Total shipments per workday (in thousands)	41.33	42.64	(3.1)%
Total revenue per hundred weight	$11.53	$11.59	(0.5)%
Total revenue per hundred weight (excluding fuel surcharge)	$10.27	$9.80	4.8%
Total revenue per shipment	$171	$171	0.5%
Total picked up revenue per shipment (excluding fuel surcharge)	$153	$144	5.9%
Total weight per shipment (in pounds)	1,486	1,472	0.9%

(in millions)	2015		2014
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,776.9		$1,831.4
Change in revenue deferral and other	1.0	(c)	0.9
Total picked up revenue	$1,777.9		$1,832.3
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.
(b) Percent change based on unrounded figures and not rounded figures presented.
(c) Operating metrics for 2015 have been updated, as compared to the metrics disclosed in the current report on the Form 8-K filed on February 4, 2016.

Operating income for Regional Transportation was $85.4 million for 2015, an increase of $19.3 million from the same period in 2014, which consisted of a $54.5 million decrease in revenue, offset by a $73.8 million decrease in operating expenses.
The decrease in operating expenses was driven by a $91.9 million, or 20.8%, decrease in operating expenses and supplies, offset by an increase of $9.0 million, or 0.9%, increase in salaries, wages and employee benefits and an $8.4 million, or 7.4%, increase in purchased transportation.

•	The $91.9 million, or 20.8%, decrease in operating expenses and supplies due to a $97.2 million, or 42.5%, decrease in fuel expenses driven by a lower cost per gallon, as well as fewer miles driven.

•
The $9.0 million, or 0.9%, increase in salaries, wages and employee benefits was driven by a $4.5 million increase in salaries and wages, principally related to a Regional transportation segment profit sharing bonus to be paid to eligible union employees, and an $8.9 million increase in employee benefits. The increase in salaries, wages and employee benefits is partially offset by a $4.6 million decrease in workers’ compensation expenses due to a reduction in new claim frequency and favorable development of prior year claims.

•
The $8.4 million, or 7.4%, increase in purchased transportation was driven by a $11.3 million, or 40.9%, increase in vehicle rent expense resulting from higher usage of leased revenue equipment due to our strategy of using operating leases for our new revenue equipment. This was offset by a decrease of $2.1 million in local purchased transportation, when compared to prior year.

Also contributing to the decrease in operating expenses was a year-over-year reduction in losses on disposals of property, which were $0.2 million in 2015 compared to $4.0 million in 2014.

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

Operating income for Regional Transportation was $66.1 million for 2014, a decrease of $13.8 million from the same period in 2013, consisting of a $116.6 million increase in operating expenses, partially offset by a $102.8 million increase in revenue.

The increase in operating revenue was largely driven by increases in shipping volumes and yield as noted in the table above. We believe the increase in shipping volumes was driven, in large part, by the improvement in the overall economic environment as well as increased shipper confidence due to the finalization of the 2014 Financing Transactions and our MOU in early 2014. The increases in yield were driven by a stronger overall pricing environment and successful contract negotiations with our customers.
The operating cost increase was driven by a $49.6 million, or 5.1%, increase in salaries, wages and employees’ benefits, a $30.6 million, or 37.0%, increase in purchased transportation, a $19.4 million, or 22.0%, increase in other operating expenses and a $10.7 million, or 2.5%, increase in operating expenses and supplies.

•
The $49.6 million, or 5.1%, increase in salaries, wages and employee benefits was driven by a $44.0 million increase in employment costs primarily driven by an increase in shipping volumes and a decrease in our operational productivities. The increase in salaries, wages and employee benefits is also driven by an $8.8 million, or 22.5%, increase in workers’ compensation related expenses primarily due to an increase in new claims, partially offset by a reduction in letter of credit fees used to support our workers’ compensation claims of $3.2 million, or 57.5%, driven by more favorable terms under our ABL Facility.

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

•
The $19.4 million, or 22.0%, increase in other operating expense was driven by a $15.1 million, or 117.3%, increase in our property damage and liability claims expense due to unfavorable development on our outstanding claims, partially offset by a reduction in letter of credit fees used to support our property damage and liability claims of $0.8 million driven by more favorable terms under our ABL Facility. We also experienced a $4.4 million increase in cargo claims expense due to an increase in the frequency and severity of our outstanding claims.

•
The $10.7 million, or 2.5%, increase in operating expenses and supplies was driven by a $4.9 million, or 6.2%, increase vehicle maintenance expense to support our aging fleet. Regional Transportation only experienced a small decrease in fuel expense as the reduction in the cost per gallon of fuel was almost entirely offset by an increase in miles driven.

Also contributing to the increase in operating expenses were losses on disposals of property, which were $4.0 million in 2014 compared to $0.6 million in 2013.

Certain Non-GAAP Financial Measures

As discussed in the “Our Business” section, we use certain non-GAAP financial measures to assess performance. These measures should be considered in addition to the results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, our GAAP financial measures.

Consolidated Adjusted EBITDA

The reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA, as defined in the Term Loan as “Consolidated EBITDA” for the years ended December 31, 2015, 2014 and 2013 is as follows:

(in millions)	2015	2014	2013
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$0.7	$(67.7)	$(83.6)
Interest expense, net	107.1	149.5	163.8
Income tax benefit	(5.1)	(16.1)	(45.9)
Depreciation and amortization	163.7	163.6	172.3
EBITDA	266.4	229.3	206.6
Adjustments for Term Loan Agreement:
(Gains) losses on property disposals, net	1.9	(11.9)	(2.2)
Letter of credit expense	8.8	12.1	33.9
Restructuring professional fees	0.2	4.2	12.0
Nonrecurring consulting fees	5.1	—	—
Permitted dispositions and other	0.4	1.8	1.7
Equity based compensation expense	8.5	14.3	5.8
Amortization of ratification bonus	18.9	15.6	—
(Gain) loss on extinguishment of debt	0.6	(11.2)	—
Non-union pension settlement charge	28.7	—	—
Other, net(a)	(6.2)	(9.7)	(2.9)
Adjusted EBITDA	$333.3	$244.5	$254.9

(a)	As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Segment Adjusted EBITDA

The following represents Adjusted EBITDA by segment for the years ended December 31, 2015, 2014 and 2013 is as follows:

(in millions)	2015	2014	2013
Adjusted EBITDA by segment:
YRC Freight	$167.2	$99.8	$105.2
Regional Transportation	165.9	144.4	150.5
Corporate and other	0.2	0.3	(0.8)
Adjusted EBITDA	$333.3	$244.5	$254.9

The reconciliation of operating income (loss), by segment, to Adjusted EBITDA for the years ended December 31, 2015, 2014 and 2013 is as follows:

YRC Freight segment (in millions)	2015	2014	2013
Reconciliation of operating income (loss) to Adjusted EBITDA:
Operating income (loss)	$18.0	$0.5	$(31.2)
Depreciation and amortization	93.1	98.0	109.1
(Gains) losses on property disposals, net	1.9	(15.9)	(3.0)
Letter of credit expense	6.1	8.3	25.8
Nonrecurring consulting fees	5.1	—	—
Amortization of ratification bonus	12.2	10.0	—
Non-union pension settlement charge	28.7	—	—
Other, net(a)	2.1	(1.1)	4.5
Adjusted EBITDA	$167.2	$99.8	$105.2

(a)	As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Regional Transportation segment (in millions)	2015	2014	2013
Reconciliation of operating income to Adjusted EBITDA:
Operating income	$85.4	$66.1	$79.9
Depreciation and amortization	70.7	65.8	63.1
Losses on property disposals, net	0.2	4.0	0.6
Letter of credit expense	2.1	2.9	6.8
Amortization of ratification bonus	6.7	5.6	—
Other, net(a)	0.8	—	0.1
Adjusted EBITDA	$165.9	$144.4	$150.5

(a)	As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Corporate (in millions)	2015	2014	2013
Reconciliation of operating loss to Adjusted EBITDA:
Operating loss	$(10.4)	$(21.1)	$(20.3)
Depreciation and amortization	(0.1)	(0.2)	0.1
(Gains) losses on property disposals, net	(0.2)	—	0.2
Letter of credit expense	0.6	0.9	1.3
Restructuring professional fees	0.2	4.2	12.0
Permitted dispositions and other	0.4	1.8	1.7
Equity based compensation expense	8.5	14.3	5.8
Other, net(a)	1.2	0.4	(1.6)
Adjusted EBITDA	$0.2	$0.3	$(0.8)

(a)	As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and net cash flow from operations. As of December 31, 2015, we had cash and cash equivalents of $173.8 million and the borrowing base and maximum availability on our ABL Facility were $441.7 million and $79.7 million, respectively. The maximum availability is calculated in accordance with the terms of the ABL Facility and is derived by reducing the borrowing base by our $362.0 million of outstanding letters of credit. While our ABL Facility permits us to access maximum availability outside of certain financial covenant restrictions (which restrictions did not limit our availability as of December 31, 2015), the maximum amount we expect to access on our ABL Facility at any time is maximum availability less the lower of 10% of the borrowing base ($44.2 million at December 31, 2015) or 10% of the collateral line cap ($45.0 million at December 31, 2015). Thus, of the $79.7 million in maximum availability, we expected to access no more than $35.5 million as of December 31, 2015 (“Managed Accessibility”). As a result, we had cash and cash equivalents and Managed Accessibility of $209.3 million as of December 31, 2015.

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

Outside of funding normal operations, our principal uses of cash include making contributions to our single-employer pension plans and various multi-employer pension funds, and meeting our other cash obligations, including, but not limited to, paying principal and interest on our funded debt, payments on equipment leases and funding capital expenditures.

As of December 31, 2015, our Standard & Poor’s Corporate Family Rating was “B-” and Moody’s Investor Service Corporate Family Rating was “B3.”

Credit Facility Covenants

The Term Loan Agreement governing our Term Loan has certain financial covenants, as amended in September 2014, that, among other things, restrict certain capital expenditures and require us to maintain a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below).

Our total maximum leverage ratio covenants are as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
December 31, 2015	4.25 to 1.00	March 31, 2017	3.25 to 1.00
March 31, 2016	4.00 to 1.00	June 30, 2017	3.25 to 1.00
June 30, 2016	3.75 to 1.00	September 30, 2017	3.25 to 1.00
September 30, 2016	3.75 to 1.00	December 31, 2017 and thereafter	3.00 to 1.00
December 31, 2016	3.50 to 1.00

Consolidated Adjusted EBITDA, defined in our Term Loan Agreement as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring professional fees, nonrecurring consulting fees, expenses associated with certain lump sum payments to our IBT employees and the results of permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our Term Loan Agreement, is the principal amount of indebtedness outstanding. Our total leverage ratio for the year ended December 31, 2015 was 3.25 to 1.00. Additionally, our ABL Facility credit agreement, among other things, restricts certain capital expenditures.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Term Loan Agreement, fund our operations, increase working capital as necessary to support our planned revenue growth, and fund capital expenditures for at least the next twelve months. In order for us to maintain compliance with the maximum total leverage ratio over the tenor of the Term Loan and satisfy our liquidity needs, we must achieve slight improvement over our 2015 results. Improvements to our profitability may include ongoing successful implementation and realization of pricing, productivity and efficiency initiatives, as well as increased volume, some of which are outside of our control.

Cash Flow

Operating Cash Flow

Operating cash flow was a source of cash of $140.8 million for the year ended December 31, 2015 compared to $28.5 million during the year ended December 31, 2014. The favorable cash flow impact is related to a $68.4 million year-over-year increase in net income (loss) and increased cash inflow from accounts receivable, which is attributed to improved management of day sales outstanding and lower revenue.

Operating cash flow was a source of cash of $28.5 million for the year ended December 31, 2014 compared to a source of cash of $12.1 million during the year ended December 31, 2013. The favorable cash flow impact is largely related to a $15.9 million year-over-year decrease in net loss.

Investing Cash Flow

Investing cash flows used $121.4 million of cash in 2015 compared to $41.6 million used in 2014, primarily due to an increase in capital expenditures. Additionally, in 2015, we received a net decrease of $33.1 million in restricted escrow refunds, compared to a net increase of $1.6 million in 2014. Also, proceeds from the disposal of property and equipment decreased in 2015 compared to 2014 by $3.3 million due to additional property sales in 2014. See a detailed discussion of 2015 and 2014 capital expenditures below in “Capital Expenditures” for further information.

Investing cash flows used $41.6 million in 2014 compared to $23.5 million of cash used in 2013. In 2014, we received a net $1.6 million in restricted escrow refunds, compared to $31.8 million in 2013. Also, proceeds from the disposal of property and equipment increased by $11.0 million in 2014 as compared to 2013. See a detailed discussion of 2014 and 2013 capital expenditures below in “Capital Expenditures” for further information.

Financing Cash Flow

Net cash used in financing activities for 2015 was $16.7 million, which consists solely of scheduled repayments of our long-term debt.

Net cash provided by financing activities for 2014 was $7.9 million. The cash provided during 2014 was driven by the issuance of $693.0 million in long-term debt for the Term Loan and $250.0 million in equity issuance proceeds, offset by $892.7 million of repayments of our long-term debt. The repayments primarily consisted of $298.1 million for our previous term loan (the “Prior Term Loan”), $324.9 million for our prior asset-based loan that was replaced by our ABL Facility (“Prior ABL Facility”), $69.4 million for our 6% Convertible Senior Notes (“6% Notes”) and $183.5 million for our Series A Notes. We also had $29.1 million in debt issuance costs and $17.1 million in equity issuance costs related to our new debt and equity issued in 2014.

Net cash used in financing activities for 2013 was $21.0 million. During 2013, we increased our net borrowings under our Prior ABL Facility by $0.3 million, which was offset by a $9.2 million repayment of other long-term debt from asset sale proceeds and $12.1 million in debt issuance costs related to the November 12, 2013 credit agreement amendments.

Capital Expenditures

Our capital expenditures focus primarily on the replacement of revenue equipment, improvements to structures, and investments in information technology. Our business is capital intensive with significant investments in service center facilities and a fleet of tractors and trailers. We determine the amount and timing of capital expenditures based on numerous factors, including fleet age, service center condition, viability of IT systems, anticipated liquidity levels, economic conditions, new or expanded services, regulatory actions and availability of financing.

The table below summarizes our actual net capital expenditures (proceeds) by type of investment for the years ended December 31:

(in millions)	2015	2014	2013
Acquisition of property and equipment
Revenue equipment	$49.8	$27.4	$48.0
Land and structures	11.1	6.0	5.1
Technology	36.5	18.3	10.3
Other	10.6	17.5	3.5
Total capital expenditures	108.0	69.2	66.9
Proceeds from disposal of property and equipment
Revenue equipment	(7.1)	(2.0)	(4.1)
Land and structures	(7.7)	(18.0)	(5.7)
Other	(2.7)	(0.8)	—
Total proceeds	(17.5)	(20.8)	(9.8)
Total net capital expenditures	$90.5	$48.4	$57.1

Our capital expenditures for the years ended December 31, 2015 and 2014 were $108.0 million and $69.2 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, to refurbish engines for our revenue fleet and for capitalized costs for our improvements to our service center facilities and technology infrastructure.

Additionally, for the year ended December 31, 2015, we entered into new operating lease commitments for revenue equipment totaling $130.9 million, with such payments to be made over the average lease term of 4 years. The capital value of this revenue equipment, which excludes our recurring leases for sleeper units, totals $131.7 million. As of December 31, 2015, our operating lease obligations for 2016 are $80.0 million. As of December 31, 2015, our operating lease obligations through 2025 totaled $269.0 million and are expected to increase as we lease additional revenue equipment in future years.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual obligations and commercial commitments as of December 31, 2015.

Non-Union Pension Obligations

We provide defined benefit pension plans for certain employees not covered by collective bargaining agreements. The Yellow Transportation and Roadway qualified plans cover approximately 10,000 employees including those currently receiving benefits and those who have left the company with deferred benefits. On January 1, 2004, the existing qualified benefit plans were closed to new participants. On July 1, 2008, the benefit accrual for participants was frozen.
In 2015, we adopted the legislative changes provided by the Bipartisan Budget Act of 2015 (“BBA 2015”) which was signed into law on November 2, 2015. This legislation extends the use of longer-term, stabilized interest rate assumptions for measuring pension obligations under the minimum funding requirements. We expect to make the plan contributions as required by BBA 2015 and other regulations.
During 2015, our pension expense was $46.6 million. This amount includes a $28.7 million expense recognition of settlements from lump sum payouts during the year. Our cash contributions were $70.9 million. Using our current plan assumptions, which include an assumed 7.0% return on assets and a discount rate of 4.81%, we expect to record expense of $13.2 million for the year ended December 31, 2016. We expect our cash contributions for our non-union sponsored pension plans for the next five years to be as follows:

(in millions)	Expected Cash Contributions
2016	$45.3
2017	64.9
2018	51.5
2019	32.4
2020	26.8

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
If future actual asset returns fall short of the 7.0% assumption by 1.0% per year, total cash contributions would be $12.7 million higher over the next five years. If future actual asset returns exceed the 7.0% assumption by 1.0% per year, total cash contributions would be $13.0 million lower over the next five years.
If future interest rates decrease 100 basis points from January 1, 2016 levels, total cash contributions would be $34.1 million lower over the next five years. This reflects our liability hedging strategy and the impact of BBA 2015 legislation. The liability hedging strategy results in additional asset returns from decreases in interest rates. However, BBA 2015 limits the increase in liabilities from lower interest rates such that the net effect is lower contributions. If interest rates increase 100 basis points from January 1, 2016 levels, total cash contributions would be $34.6 million higher over the next five years.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of December 31, 2015:

	Payments Due by Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
ABL Facility(a)	$9.1	$18.0	$3.3	$—	$30.4
Term Loan(b)	58.0	123.5	676.1	—	857.6
Lease financing obligations(c)	42.1	85.8	30.7	26.2	184.8
Pension deferral obligations(d)	8.6	17.2	126.4	—	152.2
Workers’ compensation and property damage and liability claims obligations(e)	110.7	131.1	57.9	100.7	400.4
Operating leases(f)	80.0	120.0	43.3	25.7	269.0
Other contractual obligations(g)	18.3	0.6	0.3	—	19.2
Capital expenditure obligations(h)	21.2	3.2	—	—	24.4
Total contractual obligations(i)	$348.0	$499.4	$938.0	$152.6	$1,938.0

(a)	The ABL Facility includes future payments for the letter of credit fees and unused line fees and are not included on the Company’s consolidated balance sheets.

(b)	The Term Loan includes principal and interest payments, but excludes the unamortized discounts.

(c)
The lease financing obligations include interest payments of $127.7 million and principal payments of $57.1 million. The remaining principal obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

(d)	Pension deferral obligations includes principal and interest payments on the Second Amended and Restated Contribution Deferral Agreement (the “Second A&R CDA”).

(e)	The workers’ compensation and property damage and liability claims obligations represent our estimate of future payments for these obligations, not all of which are contractually required.

(f)
Operating leases represent future payments, which include interest, under contractual lease arrangements primarily for revenue equipment and are not included on the Company’s consolidated balance sheets.

(g)	Other contractual obligations includes future service agreements and certain maintenance agreements and are not included on the Company’s consolidated balance sheets.

(h)	Capital expenditure obligations primarily includes noncancelable purchase orders for revenue equipment scheduled for delivery in 2016 and are not included on the Company’s consolidated balance sheets.

(i)
Total liabilities for uncertain tax positions as of December 31, 2015 were $7.6 million and are classified on the Company’s consolidated balance sheets within “Claims and Other Liabilities” and are excluded from the table above.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	1-3 years	3-5 years		After 5 years	Total
Unused line of credit
ABL Facility(a)	$—	$—	$79.7	(b)	$—	$79.7
Letters of credit(c)	—	—	362.0		—	362.0
Surety bonds(d)	111.9	4.7	0.1		—	116.7
Total commercial commitments	$111.9	$4.7	$441.8		$—	$558.4

(a)	At December 31, 2015, we held $122.2 million in restricted escrow, which represents cash collateral for our outstanding letters of credit on our ABL Facility.

(b)
As of December 31, 2015, Managed Accessibility on the ABL Facility was $35.5 million, which represents maximum availability of $79.7 million less the lower of 10% of the borrowing base or collateral line cap.

(c)
Letters of credit outstanding are generally required as collateral to support self-insurance programs and do not represent additional liabilities as the underlying self-insurance accruals are already included in our consolidated balance sheets.

(d)
Surety bonds are generally required for workers’ compensation to support self-insurance programs, which include certain bonds that do not have an expiration date but are redeemable on demand, and do not represent additional liabilities as the underlying self-insurance accruals are already included in our consolidated balance sheets.

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

Revenue Recognition and Revenue-related Reserves

We consider our policies regarding revenue-related reserves as critical based on their significance in evaluating our financial performance. We have an extensive system that allows us to accurately capture, record and control all relevant information necessary to effectively manage our revenue reserves.

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

Shipments in Transit

We assign pricing to bills of lading at the time of shipment based primarily on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. For shipments in transit, YRC Freight and Regional Transportation record revenue based on the percentage of service completed as of the period end and accrue delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. Standard transit days are defined as our published service days between origin zip code and destination zip code. Based on historical cost and engineering studies, certain percentages of revenue are determined to be earned during each stage of the shipment cycle, such as initial pick up, long distance transportation, intermediate transfer and customer delivery. Using standard transit times, we analyze each shipment in transit at a particular period end to determine what stage the shipment is in. We apply that stage’s percentage of revenue earned factor to the rated revenue for that shipment to determine the revenue dollars earned by that shipment in the current period. The total revenue earned is accumulated for all shipments in transit at a particular period end and recorded as operating revenue. Management believes this provides a reasonable estimation of the portion of in transit revenue actually earned. At December 31, 2015 and 2014, our financial statements included deferred revenue as a reduction to “Accounts Receivable” of $24.0 million and $27.1 million, respectively.

Rerate Reserves

At various points throughout our customer invoicing process, incorrect ratings (i.e. prices) could be identified based on many factors, including weight verifications or updated customer discounts. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. We accrue a reserve for rerating primarily based on historical trends. At December 31, 2015 and 2014, our financial statements included a rerate reserve as a reduction to “Accounts Receivable” of $8.1 million and $12.2 million, respectively.
Uncollectible Accounts

We record an allowance for doubtful accounts primarily based on historical uncollectible amounts. We also take into account known factors surrounding specific customers and overall collection trends. Our process involves performing ongoing credit evaluations of customers, including the market in which they operate and the overall economic conditions. We continually review historical trends and make adjustments to the allowance for doubtful accounts as appropriate. Our allowance for doubtful accounts totaled $7.4 million and $10.0 million as of December 31, 2015 and 2014, respectively.

Claims and Self-Insurance

We are self-insured up to certain limits for workers’ compensation, property damage and liability claims, and cargo loss and damage. We measure the liabilities associated with workers’ compensation and property damage and liability claims primarily through actuarial methods performed by an independent third party. Actuarial methods include estimates for the undiscounted liability for claims reported, for claims incurred but not reported and for certain future administrative costs. These estimates are based on historical loss experience and judgments about the present and expected levels of costs per claim and the time required to settle claims. The effect of future inflation for costs is considered in the actuarial analysis. Actual claims may vary from these estimates due to a number of factors, including but not limited to, accident frequency and severity, claims management, changes in healthcare costs and overall economic conditions. We discount the actuarial calculations of claims liabilities for each calendar year to present value based on the average U.S. Treasury rate, during the calendar year of occurrence, for maturities that match the initial expected payout of the liabilities. As of December 31, 2015 and 2014, we had $392.7 million and $406.6 million accrued for claims and insurance, respectively.

Pension

Effective July 1, 2008, we froze our qualified and nonqualified defined benefit pension plans for all participating employees not covered by collective bargaining agreements. Given the frozen status of the plans, the key estimates in determining pension cost are return on plan assets and discount rate, each of which are discussed below.

Return on Plan Assets

The assumption for expected return on plan assets represents a long-term assumption of our portfolio performance that can impact our pension expense. With $867.1 million of plan assets for the YRC Worldwide funded pension plans, a 100-basis-point decrease in the assumption for expected rate of return on assets would increase annual pension expense by approximately $8.2 million and would have no effect on the underfunded pension liability reflected on the balance sheet at December 31, 2015.
We believe our 2016 expected rate of return of 7.00% is appropriate based on our investment portfolio as well as a review of other objective indices. Although plan investments are subject to short-term market volatility, we believe they are well diversified and closely managed. Our asset allocation as of December 31, 2015 and 2014, and targeted long-term asset allocation for the plans are as follows:

	2015	2014	Target
Equities	37.0%	37.0%	37.0%
Debt Securities	30.0%	35.0%	33.0%
Absolute Return	33.0%	28.0%	30.0%
Based on various market factors, we selected an expected rate of return on assets of 7.0% effective for the 2015 and 2014 valuations. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately.
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
Changes in the discount rate can significantly impact our net pension liability. However, the liability hedging strategy mitigates this impact with additional asset returns. A 100-basis-point decrease in our discount rate would increase our underfunded pension liability by approximately $91.7 million. That same change would decrease our annual pension expense by approximately $6.0 million, driven by the return on assets. The discount rate can fluctuate considerably over periods depending on overall economic conditions that impact long-term corporate bond yields. At December 31, 2015 and 2014, we used a discount rate to determine benefit obligations of 4.81% and 4.33%, respectively.
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

As of December 31, 2015, the pension plans have net losses of $406.0 million and a projected benefit obligation of $1,202.7 million. The average remaining life expectancy of plan participants is approximately 25 years. For 2016, we expect to amortize approximately $13.2 million of the net loss. The comparable amortization amounts for 2015 and 2014 were $16.0 million and $12.8 million, respectively.
At December 31, 2015, our plan assets included $319.1 million of Level 3 investments. Level 3 market values are based on inputs that are supported by little or no market activity and are significant to the fair value of the investment. These investments are subject to significant estimation to determine fair value which is used to determine components of our annual pension expense and the net liability. We engage a third party expert to assist us in setting these fair values.
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

In 2006, the Pension Protection Act became law and modified both the Code, as it applies to multi-employer pension plans and the ERISA. The Code and ERISA (in each case, as so modified) and related regulations establish minimum funding requirements for multi-employer pension plans. The funding status of these plans is determined by many factors.

In 2014, the Multi-Employer Pension Reform Act (“MPRA”) became law which modified the ability to suspend accrued benefits of plans facing insolvency by adding a new zone status of Critical and Declining.

If any of our multi-employer pension plans fail to:

•	meet minimum funding requirements,

•	meet a required funding improvement or rehabilitation plan that the Pension Protection Act may require for certain of our underfunded plans,

•	obtain from the IRS certain changes to or a waiver of the requirements in how the applicable plan calculates its funding levels, or

•	reduce pension benefits to a level where the requirements are met,

we could be required to make additional contributions to our multi-employer pension plans.

If any of our multi-employer pension plans enters critical status or worse and our contributions are not sufficient to satisfy any rehabilitation plan schedule, the Pension Protection Act could require us to make additional surcharge contributions to the multi-employer pension plan in the amount of five to ten percent of the existing contributions required by our labor agreement for the remaining term of the labor agreement.

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

The Pension Protection Act provides that certain plans with a funded percentage of less than 65%, or that fail other tests, will be deemed to be in critical status. Plans in critical status must create a rehabilitation plan to exit critical status within periods that the Pension Protection Act prescribes. The MPRA created a new zone status of “Critical and Declining” for plans facing insolvency. Based on information obtained from public filings and from plan administrators and trustees, we believe many of the multi-employer pension plans in which we participate, including The Central States Southeast and Southwest Areas Pension Plan, Road Carriers Local 707 Pension Fund and Teamsters Local 641 Pension Fund, are in critical or critical and declining status.  If the funding of the multi-employer pension plans does not reach certain goals (including those required not to enter endangered, critical status or critical and declining or those required by a plan’s funding improvement or rehabilitation plan), our pension expenses could further increase.

Based on information obtained from public filings and from plan administrators and trustees, we believe our portion of the contingent liability in the case of a full withdrawal or termination from all of the multi-employer pension plans would be an estimated $10 billion on a pre-tax basis. Our applicable subsidiaries have no current intention of taking any action that would subject us to payment of material withdrawal obligations.

Property and Equipment and Definite Life Intangibles

Impairment Testing

We review property and equipment and definite life intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

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

We believe that the accounting estimate related to indefinite life intangibles is a critical accounting estimate because (1) it requires our management to make assumptions about fair values, and (2) the impact of recognizing an impairment could be material to our financial position, as well as our results of operations. Management’s assumptions about fair values require considerable judgment because changes in broad economic factors and industry factors can result in variable and volatile fair values. Assumptions with respect to rates used to discount cash flows, a key input, are dependent upon interest rates and the cost of capital at a point in time. The carrying value of indefinite life intangibles was $26.9 million and $28.5 million at December 31, 2015 and 2014, respectively.

Accounting for Income Taxes

We use the asset and liability method to reflect income taxes on our financial statements. We recognize deferred tax assets and liabilities by applying enacted tax rates to the differences between the carrying value of existing assets and liabilities and their respective tax basis and to loss carryforwards. Tax credit carryforwards are recorded as deferred tax assets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change occurs. We assess the validity of deferred tax assets and loss and tax credit carryforwards and provide valuation allowances when we determine, based on the weight of evidence, it is more likely than not that such assets, losses, or credits will not be realized. Changes in valuation allowances are included in our tax provision or in equity if directly related to other comprehensive income (loss), unless affected by a specific intra-period allocation as happened in 2015 and 2013, as described below. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. We have not recognized deferred taxes relative to foreign subsidiaries’ earnings that are deemed to be permanently reinvested. Any related taxes associated with such earnings are not material.

YRC Worldwide applies the intraperiod tax allocation rules of ASC 740 to allocate income taxes among continuing operations, discontinued operations, extraordinary items, other comprehensive income (loss), and additional paid-in capital when our situation meets the criteria as prescribed in the rule.

While the tax effect of net income (loss) before income taxes generally should be computed without regard to the tax effects of net income (loss) before income taxes from the other categories referenced in the preceding paragraph, an exception applies when there is a loss before income taxes and income from those other categories. In that situation, the appropriate tax provision is allocated to the other categories of earnings and a related tax benefit is recorded in net income (loss). This exception to the general rule applies even when a valuation allowance is in place at the beginning and end of the year. While intraperiod tax allocation does not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category. In 2015 and 2013, the Company met the criteria necessary to apply the exception within the intraperiod tax allocation rules, since it incurred a net loss before income taxes and income was recognized in other comprehensive income (loss). As a result, the Company recorded a tax benefit of $11.7 million and $41.7 million in income tax benefit (as reported on the Consolidated Statement of Operations) and an offsetting tax expense of $11.7 million and $41.7 million in total other comprehensive income (loss) for the years ended December 31, 2015 and 2013, respectively. The total income tax benefit did not change, and continues to be impacted by the full valuation allowance on our U.S. deferred tax assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, foreign exchange rates and fuel prices.

Interest Rates

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we utilize both fixed rate and variable rate financial instruments with varying maturities. At December 31, 2015, we had approximately 37% of our outstanding debt at fixed rates. At the Company’s election, a significant portion of the remaining variable rate debt may operate at a 1, 3 or 6-month LIBOR, with a floor of 1.0% plus a fixed margin of 7.0% if the total leverage ratio is equal to or less than 3.25 to 1.00, or 7.25% if the total leverage ratio is higher than 3.25 to 1.00. Based on a 3-month LIBOR, if interest rates for our variable rate long-term debt had increased 100 basis points during the year, our interest expense would have increased, and income before taxes would have decreased by $4.2 million and $1.8 million for the years ended December 31, 2015 and 2014, respectively.

The table below provides information regarding the interest rates on our fixed-rate debt as of December 31, 2015.

(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Fixed-rate debt	$8.9	$10.5	$12.2	$124.5	$4.1	$235.7	$395.9
Interest rate	10.0 - 18.2%	10.0 - 18.2%	10.0 - 18.2%	3.3 - 15.8%	10.0 - 14.5%	9.0 - 16.8%

Foreign Exchange Rates

Revenue, operating expenses, assets and liabilities of our Canadian and Mexican subsidiaries and our Chinese joint venture are denominated in local currencies, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not significant to our consolidated financial position or results of operations.

Fuel Prices

YRC Freight and Regional Transportation currently have fuel surcharge programs in place. These programs are well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average, national diesel fuel prices and is reset weekly, our exposure to fuel price volatility is reduced. In general, under our present fuel surcharge program, we believe rising fuel prices are beneficial to us, and falling fuel prices are detrimental to us, in the short term, the effects of which are mitigated over time.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries

(Amounts in millions except share and per share data)	December 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$173.8	$171.1
Restricted amounts held in escrow	58.8	28.9
Accounts receivable, less allowances of $7.4 and $10.0	427.4	470.5
Prepaid expenses and other	74.4	81.2
Total current assets	734.4	751.7
Property and Equipment:
Cost	2,822.8	2,819.6
Less – accumulated depreciation	(1,885.5)	(1,825.4)
Net property and equipment	937.3	994.2
Intangibles, net	40.4	60.3
Restricted amounts held in escrow	63.4	60.2
Deferred income taxes, net	23.0	21.4
Other assets	96.1	97.2
Total Assets	$1,894.6	$1,985.0
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$161.1	$172.2
Wages, vacations and employees’ benefits	195.1	176.6
Deferred income taxes, net	23.0	21.4
Claims and insurance accruals	125.0	129.3
Other accrued taxes	29.8	28.7
Other current and accrued liabilities	23.6	44.2
Current maturities of long-term debt	15.9	31.1
Total current liabilities	573.5	603.5
Other Liabilities:
Long-term debt, less current portion	1,061.7	1,078.8
Deferred income taxes, net	3.7	1.5
Pension and postretirement	339.9	460.3
Claims and other liabilities	295.2	315.2
Commitments and contingencies	—	—
Shareholders’ Deficit:
Cumulative preferred stock, $1 par value per share - authorized 5,000,000 shares	—	—
Common stock, $0.01 par value per share - authorized 95,000,000 shares, issued 32,141,000 and 30,667,000 shares	0.3	0.3
Capital surplus	2,312.6	2,290.9
Accumulated deficit	(2,239.3)	(2,240.0)
Accumulated other comprehensive loss	(360.3)	(432.8)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(379.4)	(474.3)
Total Liabilities and Shareholders’ Deficit	$1,894.6	$1,985.0

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(Amounts in millions except per share data; shares in thousands)	2015	2014	2013
Operating Revenue	$4,832.4	$5,068.8	$4,865.4
Operating Expenses:
Salaries, wages and employee benefits	2,868.2	2,901.2	2,803.1
Operating expenses and supplies	878.4	1,110.7	1,116.9
Purchased transportation	561.1	590.9	512.5
Depreciation and amortization	163.7	163.6	172.3
Other operating expenses	266.1	268.8	234.4
(Gains) losses on property disposals, net	1.9	(11.9)	(2.2)
Total operating expenses	4,739.4	5,023.3	4,837.0
Operating Income	93.0	45.5	28.4
Nonoperating Expenses:
Interest expense	107.6	150.0	163.9
(Gain) loss on extinguishment of debt	0.6	(11.2)	—
Other, net	(10.8)	(9.5)	(6.0)
Nonoperating expenses, net	97.4	129.3	157.9
Loss before income taxes	(4.4)	(83.8)	(129.5)
Income tax benefit	(5.1)	(16.1)	(45.9)
Net Income (Loss)	0.7	(67.7)	(83.6)
Amortization of beneficial conversion feature on preferred stock	—	(18.1)	—
Net Income (Loss) Attributable to Common Shareholders	$0.7	$(85.8)	$(83.6)

Average Common Shares Outstanding - Basic	31,736	28,592	9,332
Average Common Shares Outstanding - Diluted	32,592	28,592	9,332

Earnings (Loss) Per Share - Basic	$0.02	$(3.00)	$(8.96)
Earnings (Loss) Per Share - Diluted	$0.02	$(3.00)	$(8.96)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(in millions)	2015	2014	2013
Net income (loss)	$0.7	$(67.7)	$(83.6)
Other comprehensive income (loss), net of tax:
Pension:
Net actuarial gains (losses) and other adjustments	45.2	(126.4)	70.2
Amortization of prior net losses	14.1	12.7	9.6
Settlement adjustment	25.2	—	—
Changes in foreign currency translation adjustments	(12.0)	(4.1)	(2.4)
Other comprehensive income (loss)	72.5	(117.8)	77.4
Comprehensive income (loss) attributable to YRC Worldwide Inc.	$73.2	$(185.5)	$(6.2)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(in millions)	2015	2014	2013
Operating Activities:
Net income (loss)	$0.7	$(67.7)	$(83.6)
Noncash items included in net income (loss):
Depreciation and amortization	163.7	163.6	172.3
Paid-in-kind interest on Series A Notes and Series B Notes	0.4	14.3	29.9
Amortization of deferred debt costs	6.3	8.5	7.9
Amortizations of premiums and discounts on debt	2.1	27.5	7.7
Noncash equity based compensation and employee benefits expense	24.4	26.6	20.2
Non-union pension settlement charge	28.7	—	—
Deferred income tax benefit, net	(9.8)	(0.2)	(42.4)
(Gains) losses on property disposals, net	1.9	(11.9)	(2.2)
(Gain) loss on extinguishment of debt	0.6	(11.2)	—
Other noncash items, net	(9.0)	(5.9)	(3.6)
Changes in assets and liabilities, net:
Accounts receivable	40.7	(11.1)	(4.6)
Accounts payable	(11.1)	(5.7)	13.3
Other operating assets	(6.1)	0.3	3.9
Other operating liabilities	(92.7)	(98.6)	(106.7)
Net cash provided by operating activities	140.8	28.5	12.1
Investing Activities:
Acquisition of property and equipment	(108.0)	(69.2)	(66.9)
Proceeds from disposal of property and equipment	17.5	20.8	9.8
Restricted escrow receipts	41.9	90.7	31.8
Restricted escrow deposits	(75.0)	(89.1)	—
Other, net	2.2	5.2	1.8
Net cash used in investing activities	(121.4)	(41.6)	(23.5)
Financing Activities:
Issuance of long-term debt	—	696.8	0.3
Repayment of long-term debt	(16.7)	(892.7)	(9.2)
Debt issuance costs	—	(29.1)	(12.1)
Equity issuance costs	—	(17.1)	—
Equity issuance proceeds	—	250.0	—
Net cash provided by (used in) financing activities	(16.7)	7.9	(21.0)
Net Increase (Decrease) In Cash and Cash Equivalents	2.7	(5.2)	(32.4)
Cash and Cash Equivalents, Beginning of Year	171.1	176.3	208.7
Cash and Cash Equivalents, End of Year	$173.8	$171.1	$176.3

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS (CONTINUED)
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(in millions)	2015	2014	2013
Supplemental Cash Flow Information:
Interest paid	$(104.5)	$(129.1)	$(120.5)
Letter of credit fees paid	(8.8)	(8.7)	(34.1)
Income tax refund (payment), net	(6.2)	16.1	8.8
Debt redeemed for equity consideration	17.9	51.8	35.3
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(in millions)	2015	2014	2013
Preferred Stock:
Beginning balance	$—	$—	$—
Issuance of equity in exchange for debt	—	0.6	—
Conversion of preferred shares to common shares	—	(0.6)	—
Ending balance	$—	$—	$—
Common Stock:
Beginning balance	$0.3	$0.1	$0.1
Issuance of common stock	—	0.1	—
Issuance of common stock upon conversion of Series B Notes	—	0.1	—
Ending balance	$0.3	$0.3	$0.1
Capital Surplus:
Beginning balance	$2,290.9	$1,964.4	$1,926.5
Issuance of equity, net	—	249.3	—
Conversion of preferred stock to common stock	—	0.6	—
Beneficial conversion feature on preferred stock	—	18.1	—
Issuance of equity upon conversion of Series B Notes	18.5	64.7	35.3
Equity issuance costs	—	(17.1)	—
Share-based compensation	3.2	10.9	2.6
Ending balance	$2,312.6	$2,290.9	$1,964.4
Accumulated Deficit:
Beginning balance	$(2,240.0)	$(2,154.2)	$(2,070.6)
Amortization of conversion feature on preferred stock	—	(18.1)	—
Net income (loss) attributable to YRC Worldwide Inc.	0.7	(67.7)	(83.6)
Ending balance	$(2,239.3)	$(2,240.0)	$(2,154.2)
Accumulated Other Comprehensive Loss:
Beginning balance	$(432.8)	$(315.0)	$(392.4)
Pension, net of tax:
Net actuarial gains (losses) and other adjustments	45.2	(126.4)	70.2
Amortization of prior net losses	14.1	12.7	9.6
Settlement adjustment	25.2	—	—
Foreign currency translation adjustments	(12.0)	(4.1)	(2.4)
Ending balance	$(360.3)	$(432.8)	$(315.0)
Treasury Stock, At Cost:
Beginning and ending balance	$(92.7)	$(92.7)	$(92.7)
Total Shareholders’ Deficit	$(379.4)	$(474.3)	$(597.4)

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YRC Worldwide Inc. and Subsidiaries

1. Description of Business

YRC Worldwide, one of the largest transportation service providers in the world, is a holding company that through wholly owned operating subsidiaries and its interest in a Chinese joint venture offers its customers a wide range of transportation services. YRC Worldwide has one of the largest, most comprehensive LTL networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

•
YRC Freight is the reporting segment that focuses on longer haul business opportunities with national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management. This reporting segment includes our LTL subsidiary YRC Freight and YRC Reimer, a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico, Puerto Rico and Guam.

•
Regional Transportation is the reporting segment for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of Holland, New Penn and Reddaway. These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the United States, Canada, Mexico and Puerto Rico.

2. Accounting Policies

Accounting policies refer to specific accounting principles and the methods of applying those principles to fairly present our financial position and results of operations in accordance with generally accepted accounting principles. The policies discussed below include those that management has determined to be the most appropriate in preparing our financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of YRC Worldwide and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We report on a calendar year basis. The quarters of the Regional Transportation companies (with the exception of New Penn) consist of thirteen weeks that end on a Saturday either before or after the end of March, June and September, whereas all other operating segment quarters end on the natural calendar quarter end. Our investment in the non-majority owned affiliate in which we do not have control, where the entity is either not a variable interest entity, or YRC Worldwide is not the primary beneficiary, is accounted for on the equity method.

Use of Estimates

Management makes estimates and assumptions when preparing the financial statements in conformity with U.S. generally accepted accounting principles which affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets and revenue-related reserves; the valuation of deferred tax assets/liabilities and non-union pension plan liability and fair value of plan assets; and workers’ compensation and property damage and liability claims, and income tax uncertainties.

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

At December 31, 2015, approximately 78% of our labor force is subject to collective bargaining agreements. As part of the 2014 Financing Transactions (which is described more fully in the “Debt and Financing” footnote to our consolidated financial statements), the primary labor agreement was modified to, among other things, extend the expiration date of our previous agreement from March 31, 2015 to March 31, 2019. This extension also extended the contribution rates under our multi-employer pension plan. The modification provided for lump sum payments in lieu of wage increases in 2014 and 2015, but provided for wage increases in 2016 through 2019. We amortized these lump sum payments over the period in which the wages were not increased beginning on April 1, 2014. Finally, the modification provided for certain changes to work rules and our use of purchased transportation in certain situations.

Revenue Recognition and Revenue-related Reserves

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

In addition, we recognize revenue on a gross basis because we are the primary obligors even when we use other transportation service providers who act on our behalf. We remain responsible to our customers for complete and proper shipment, including the risk of physical loss or damage of the goods and cargo claims issues. We assign pricing to bills of lading at the time of shipment based primarily on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. At various points throughout our process, incorrect ratings could be identified based on many factors, including weight verifications or updated customer discounts. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. We accrue a reserve for rerating based primarily on historical trends. At December 31, 2015 and 2014, our financial statements included a rerate reserve as a reduction to “Accounts Receivable” of $8.1 million and $12.2 million, respectively.

We record an allowance for doubtful accounts primarily based on historical uncollectible amounts. We also take into account known factors surrounding specific customers and overall collection trends. Our process involves performing ongoing credit evaluations of customers, including the market in which they operate and the overall economic conditions. We continually review historical trends and customer specific factors and make adjustments to the allowance for doubtful accounts as appropriate. Our allowance for doubtful accounts totaled $7.4 million and $10.0 million as of December 31, 2015 and 2014, respectively.

Foreign Currency

Our functional currency is the U.S. dollar, whereas, our foreign operations utilize the local currency as their functional currency. Accordingly, for purposes of translating foreign subsidiary financial statements to the U.S. dollar reporting currency, assets and liabilities of our foreign operations are translated at the fiscal year end exchange rates and income and expenses are translated monthly, at the average exchange rates for each respective month, with changes recognized in other comprehensive loss. Foreign currency gains and losses resulting from foreign currency transactions resulted in net gains of $9.3 million, $5.7 million and $3.7 million during 2015, 2014 and 2013, respectively, and are included in “Other nonoperating (income) expense” in the accompanying statements of consolidated operations.

Claims and Insurance Accruals

Claims and insurance accruals, both current and long-term, reflect the estimated settlement cost of claims for workers’ compensation, property damage and liability claims, and cargo loss and damage that insurance does not cover. We establish and modify reserve estimates for workers’ compensation and property damage and liability claims primarily upon actuarial analyses prepared by independent actuaries. These reserves are discounted to present value using a risk-free rate based on the year of occurrence. The risk-free rate is the U.S. Treasury rate for maturities that match the expected payout of such claims and was 1.0%, 0.9% and 0.5% for workers’ compensation claims incurred as of December 31, 2015, 2014 and 2013, respectively. The rate was 0.7%, 0.4% and 0.3% for property damage and liability claims incurred as of December 31, 2015, 2014 and 2013, respectively. The process of determining reserve requirements utilizes historical trends and involves an evaluation of accident frequency and severity, claims management, changes in health care costs and certain future administrative costs. The effect of future inflation for costs is considered in the actuarial analysis. Adjustments to previously established reserves are included in operating results in the year of adjustment. As of December 31, 2015 and 2014, we had $392.7 million and $406.6 million, respectively, accrued for claims and insurance.

Expected aggregate undiscounted amounts and material changes to these amounts as of December 31 are presented below:

(in millions)	Workers’ Compensation	Property Damage and Liability Claims	Total
Undiscounted amount at December 31, 2013	$347.0	$68.8	$415.8
Estimated settlement cost for 2014 claims	94.3	39.0	133.3
Claim payments, net of recoveries	(114.5)	(40.8)	(155.3)
Change in estimated settlement cost for older claim years	12.3	8.0	20.3
Undiscounted amount at December 31, 2014	$339.1	$75.0	$414.1
Estimated settlement cost for 2015 claims	92.8	37.0	129.8
Claim payments, net of recoveries	(115.0)	(41.0)	(156.0)
Change in estimated settlement cost for older claim years	(1.4)	13.9	12.5
Undiscounted settlement cost estimate at December 31, 2015	$315.5	$84.9	$400.4
Discounted settlement cost estimate at December 31, 2015	$291.6	$84.1	$375.7

In addition to the amounts above, settlement cost amounts for cargo claims and other insurance related amounts, none of which are discounted, totaled $17.0 million and $20.8 million at December 31, 2015 and 2014, respectively.

Estimated cash payments to settle claims which were incurred on or before December 31, 2015, for the next five years and thereafter are as follows:

(in millions)	Workers’ Compensation	Property Damage and Liability Claims	Total
2016	$80.6	$30.1	$110.7
2017	54.3	23.8	78.1
2018	37.0	16.0	53.0
2019	26.2	8.1	34.3
2020	19.6	4.0	23.6
Thereafter	97.8	2.9	100.7
Total	$315.5	$84.9	$400.4

Stock Compensation Plans

We have various stock-based employee compensation plans, which are described more fully in the “Stock Compensation Plans” footnote to our consolidated financial statements. We recognize compensation costs for non-vested shares and compensation cost for all share-based payments (i.e., options) based on the grant date fair value. For our share-based payments granted, with no performance requirement, we recognize compensation cost on a straight-line basis over the requisite service period (generally three to four years) based on the grant-date fair value. For our performance-based awards, the Company expenses the grant date fair value of the awards which are probable of being earned in the performance period over the respective service period.

Property and Equipment

The following is a summary of the components of our property and equipment at cost as of December 31:

(in millions)	2015	2014
Land	$254.4	$257.5
Structures	789.3	784.3
Revenue equipment	1,430.1	1,431.9
Technology equipment and software	146.4	148.2
Other	202.6	197.7
Total cost	$2,822.8	$2,819.6

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

Our investment in technology equipment and software consists primarily of freight movement, automation, dimensioning, sales equipment and related software.

For the years ended December 31, 2015, 2014 and 2013, depreciation expense was $145.5 million, $145.1 million and $153.8 million, respectively.

The cost of replacement tires are expensed at the time those tires are placed into service, as is the case with other repair and maintenance costs. The cost of tires on newly acquired revenue equipment is capitalized and depreciated over the estimated useful life of the related equipment. In addition to purchasing new revenue equipment, we will also rebuild the engines of our tractors (at certain time or mile intervals).  Because rebuilding an engine increases its useful life, we capitalize these costs and depreciate over the remaining useful life of the unit.  The cost of engines on newly acquired revenue equipment is capitalized and depreciated over the estimated useful life of the related equipment.

Impairment of Long-Lived Assets

If facts and circumstances indicate that the carrying amount of held-and-used identifiable amortizable intangibles and property, plant and equipment may be impaired, we perform an evaluation of recoverability in accordance with FASB ASC Topic 360. Our evaluation compares the estimated future undiscounted cash flows associated with the asset or asset group to its carrying amount to determine if a reduction to the carrying amount is required. The carrying amount of an impaired asset would be reduced to fair value if the estimated undiscounted cash flows are insufficient to recover the carrying value of the asset group. We performed impairment reviews for held-and-used long-lived assets during the years ended December 31, 2014 and 2013 in connection with an update of our internal business forecasts that considered current economic conditions and results of operations.

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

At December 31, 2015 and December 31, 2014, the net book value of assets held for sale was approximately $12.0 million and $15.3 million, respectively. This amount is included in “Property and Equipment” in the accompanying consolidated balance sheets. We recorded charges of $6.2 million, $6.2 million and $3.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, to reduce properties held for sale to estimated fair value, less cost to sell. These charges are included in “Gains on property disposals, net” in the accompanying statements of consolidated operations.

Equity Method Investments

On October 23, 2015, the Company entered into an equity interest sale and purchase agreement to sell its fifty percent interest in its Chinese joint venture, JHJ, for a purchase price of $16.3 million, which we expect, upon sale, will result in an insignificant gain in the accompanying statement of consolidated operations due to the cumulative translation adjustment. The investment is classified as held for sale and is included in “Other assets” in the accompanying consolidated balance sheets.

We account for the ownership of our joint venture under the equity method and accordingly, recognize our share of the respective joint ventures earnings in “Other nonoperating (income) expense” in the accompanying statements of operations.

The following reflects the components of these results for the years ended December 31:

(in millions)	2015	2014	2013
Net equity method earnings	$2.3	$2.1	$2.1

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

The valuation methodologies described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. We believe that our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial assets could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used at December 31, 2015 and 2014.

The following tables summarize the fair value hierarchy of our financial assets held at fair value on a recurring basis, which consists of our restricted cash held in escrow:

		Fair Value Measurement at December 31, 2015
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$58.8	$58.8	$—	$—
Restricted amounts held in escrow-long term	63.4	63.4	—	—
Total assets at fair value	$122.2	$122.2	$—	$—

		Fair Value Measurement at December 31, 2014
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$28.9	$28.9	$—	$—
Restricted amounts held in escrow-long term	60.2	60.2	—	—
Total assets at fair value	$89.1	$89.1	$—	$—

Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these instruments.

Reclassifications Out of Accumulated Other Comprehensive Loss

For the years ended December 31, 2015 and 2014, we reclassified the amortization of our net pension gain (loss), net of tax, totaling $14.1 million and $12.7 million, respectively, from accumulated other comprehensive income (loss) to net income (loss). This reclassification is a component of net periodic pension cost and is discussed in the “Employee Benefits” footnote.

Impact of Recently Issued Accounting Standards

In November 2015, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The new standard will be effective for the Company for its annual reporting period beginning January 1, 2017, including interim periods within that reporting period. Early application is permitted at the beginning of an interim or annual period. The ASU allows entities to choose either prospective or retrospective transition. The Company does not believe the adoption of this standard will have a material impact on its balance sheet.

In April 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective date, which defers the effective date of ASU 2014-9, Revenue from Contracts with Customers. The new standard will supersede much of the previous requirements in ASU-605, Revenue Recognition and most industry specific guidance and introduces a five-step model to determine when and how revenue is recognized. The premise of the new model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period. Early application is permitted for annual periods beginning January 1, 2017. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. The Company continues to assess the method of application and impact, if any, on our consolidated balance sheets, results of operations and related disclosures.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), which eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in accordance with the standard for fair value measurement. The standard, which requires retrospective application, is effective for the Company beginning January 1, 2016. The Company does not believe the adoption of this standard will have a material impact on its disclosure.

In August 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which requires debt issue costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the accounting treatment for debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by this update. The standard, which requires retrospective application, is effective for the Company beginning January 1, 2016. As of December 31, 2015 and 2014, the Company had $20.2 million and $26.5 million, respectively, of unamortized debt issuance costs related to its Term Loan, Second A&R CDA, ABL Facility and lease financing obligations. The Company will reclassify these costs from other assets to long-term debt in the March 31, 2016 consolidated balance sheets.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for our fiscal year ending December 31, 2016 and interim periods thereafter. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements and related footnote disclosures.

3. Intangibles

Definite Life Intangibles

The components of amortizable intangible assets are as follows at December 31:

		2015		2014
	Weighted	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
(in millions)	Life (years)	Amount	Amortization	Amount	Amortization
Customer related	12	$197.0	$(183.5)	$197.6	$(165.7)

Amortization expense for intangible assets recognized on a straight line basis was $18.2 million, $18.3 million and $18.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The definite-lived intangible assets are expected to be fully amortized in 2016, with an estimated remaining amortization expense of $13.5 million.

Indefinite Life Intangibles

The following table shows the changes in the carrying amount of our indefinite lived tradenames attributable to each applicable segment:

(in millions)	YRC Freight	Regional Transportation	Total
Balances at December 31, 2012	$11.4	$18.7	$30.1
Change in foreign currency exchange rates	(0.8)	—	(0.8)
Balances at December 31, 2013	10.6	18.7	29.3
Change in foreign currency exchange rates	(0.8)	—	(0.8)
Balances at December 31, 2014	9.8	18.7	28.5
Change in foreign currency exchange rates	(1.6)	—	(1.6)
Balances at December 31, 2015	$8.2	$18.7	$26.9

Intangible assets with indefinite lives, which consist of our tradenames, are not subject to amortization, but are subjected to an impairment test at least annually or more frequently if a triggering event occurs. The impairment test for tradenames consists of a comparison of the fair value of the tradename with its carrying amount. An impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset. In making this assessment, we utilized the relief from royalty method, an income approach (a level 3 fair value measurement), which includes assumptions as to future revenue, applicable royalty rate and cost of capital, among others.

4. Other Assets

The primary components of other assets at December 31 are as follows:

(in millions)	2015	2014
Equity method investment for JHJ	$22.3	$23.2
Deferred debt costs	20.2	26.5
Other	53.6	47.5
Total	$96.1	$97.2

During the years ended December 31, 2015 and 2014, we received dividends in the amount of $1.7 million and $1.9 million, respectively, from JHJ. As of each of December 31, 2015 and 2014, the excess of our investment over our interest in JHJ’s equity is $4.5 million and $4.8 million, respectively.

5. Employee Benefits

Qualified and Nonqualified Defined Benefit Pension Plans

YRC Worldwide and certain of our operating subsidiaries sponsor qualified and nonqualified defined benefit pension plans for certain employees not covered by collective bargaining agreements (approximately 10,000 current, former and retired employees). Qualified and nonqualified pension benefits are based on years of service and the employees’ covered earnings. Employees covered by collective bargaining agreements participate in various multi-employer pension plans to which YRC Worldwide contributes, as discussed below. Regional Transportation does not offer a defined benefit pension plan and instead offers retirement benefits through either contributory 401(k) savings plans or profit sharing plans, as discussed below. The domestic YRC Worldwide defined benefit pension plans closed to new participants effective January 1, 2004 and the benefit accrual for active employees was frozen effective July 1, 2008. Our actuarial valuation measurement date for our pension plans is December 31.

Funded Status

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2015 and 2014, and the funded status at December 31, 2015 and 2014, is as follows:

(in millions)	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$1,355.2	$1,188.8
Service cost	4.6	4.3
Interest cost	57.2	60.7
Benefits paid	(151.9)	(101.1)
Actuarial (gain) loss	(60.2)	214.1
Expenses paid from assets	(5.8)	(11.3)
Other	3.6	(0.3)
Benefit obligation at year end	$1,202.7	$1,355.2
Change in plan assets:
Fair value of plan assets at prior year end	$899.3	$808.4
Actual return on plan assets	56.6	141.6
Employer contributions	70.9	62.3
Benefits paid	(151.9)	(101.1)
Expenses paid from assets	(5.8)	(11.3)
Other	(2.0)	(0.6)
Fair value of plan assets at year end	$867.1	$899.3
Funded status at year end	$(335.6)	$(455.9)

The underfunded status of the plans of $335.6 million and $455.9 million at December 31, 2015 and 2014, respectively, is recognized in the accompanying consolidated balance sheets as shown in the table below. No plan assets are expected to be returned to the Company during the year ending December 31, 2016.

Our long-term strategy is to reduce the risk of our underfunded plans. The Company amended its domestic pension plans and offered a one-time voluntary lump sum payment option in an effort to reduce its long-term pension obligations and ongoing annual pension expense. The lump sum pension settlement payments of $85.2 million, which are reflected in “Benefits paid” in the above table, were funded from existing pension plan assets. In connection with this transaction, the Company incurred a settlement charge of $28.7 million to salaries, wages and employee benefits expense as a result of the requirement to expense the unrecognized actuarial losses associated with the lump sum settlements. The charge had no effect on equity because the actuarial losses were already recognized in accumulated other comprehensive income/(loss). Accordingly, the effect on retained earnings was offset by a corresponding reduction in accumulated other comprehensive loss.

Benefit Plan Obligations

Amounts recognized in the consolidated balance sheets for pension benefits at December 31 are as follows:

(in millions)	2015	2014
Noncurrent assets	$1.3	$1.9
Current liabilities	0.7	0.4
Noncurrent liabilities	336.2	457.4

Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

(in millions)	2015	2014
Net actuarial loss	$406.0	$502.7

As shown above, included in accumulated other comprehensive loss at December 31, 2015, are unrecognized actuarial losses of $406.0 million ($367.7 million, net of tax). The actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic cost during the year ending December 31, 2016, is $13.2 million.

The total accumulated benefit obligation for all plans was $1,202.2 million and $1,353.6 million at December 31, 2015 and 2014, respectively.

Information for pension plans with an ABO in excess of plan assets and plan assets that exceed ABO at December 31, 2015 and 2014 is as follows:

	At December 31, 2015
(in millions)	ABO Exceeds Assets	Assets Exceed ABO	Total
Projected benefit obligation	$1,198.3	$4.4	$1,202.7
Accumulated benefit obligation	1,198.3	3.9	1,202.2
Fair value of plan assets	861.4	5.7	867.1

	At December 31, 2014
(in millions)	ABO Exceeds Assets	Assets Exceed ABO	Total
Projected benefit obligation	$1,349.0	$6.2	$1,355.2
Accumulated benefit obligation	1,349.0	4.6	1,353.6
Fair value of plan assets	891.2	8.1	899.3

Assumptions

Weighted average actuarial assumptions used to determine benefit obligations at December 31:

	2015	2014
Discount rate	4.81%	4.33%

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2015	2014	2013
Discount rate	4.33%	5.23%	4.28%
Expected rate of return on assets	7.0%	7.0%	7.0%
Mortality table(a)	RP-2014 Custom	RP-2000 Projected to 2014	RP-2000 Projected to 2013
(a) The 2015 Mortality table was based on a custom mortality improvement scale to reflect expectations of underlying plan participants

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
Our asset allocation as of December 31, 2015 and 2014, and targeted long-term asset allocation for the plans are as follows:

	2015	2014	Target
Equities	37.0%	37.0%	37.0%
Debt Securities	30.0%	35.0%	33.0%
Absolute Return	33.0%	28.0%	30.0%

Based on various market factors, we selected an expected rate of return on assets of 7.0% effective for the 2015 and 2014 valuations. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately. The pension trust holds no YRC Worldwide securities.

Future Contributions and Benefit Payments

We expect to contribute approximately $45.3 million to our single-employer pension plans in 2016.

Expected benefit payments from our qualified and non-qualified defined benefit pension plans for each of the next five years and the total benefit payments for the following five years ended December 31 are as follows:

(in millions)	2016	2017	2018	2019	2020	2021-2025
Expected benefit payments	$81.5	$76.6	$77.2	$77.8	$79.1	$398.8

Pension and Other Post-retirement Costs

The components of our net periodic pension cost, other post-retirement costs and other amounts recognized in other comprehensive loss for the years ended December 31, 2015, 2014 and 2013 were as follows:

(in millions)	2015	2014	2013
Net periodic benefit cost:
Service cost	$4.6	$4.3	$4.3
Interest cost	57.2	60.7	56.2
Expected return on plan assets	(59.9)	(53.7)	(55.6)
Amortization of prior net loss	16.0	12.8	14.8
Settlement loss	28.7	—	—
Net periodic pension cost	$46.6	$24.1	$19.7
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net actuarial loss (gain) and other adjustments	$(52.0)	$126.3	$(107.7)
Less amortization of prior losses	(16.0)	(12.8)	(14.8)
Settlement adjustment	(28.7)	—	—
Total recognized in other comprehensive loss (income)	(96.7)	113.5	(122.5)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(50.1)	$137.6	$(102.8)

During the years ended December 31, 2015, 2014 and 2013, the income tax provision related to amounts in other comprehensive (income) loss was $12.2 million, $0.2 million and $42.7 million, respectively.

Fair Value Measurement

Our pension assets are stated at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of Level 1 assets are based on quoted market prices. The majority of the Level 1 assets presented in the table below include common stock of both U.S. and, to a lesser extent, international companies, and mutual funds, of which are actively traded and priced in the market. The fair value of Level 2 assets are based on other significant observable inputs, including quoted prices for similar securities. The Level 2 assets presented in the below table consist primarily of fixed income and absolute return funds where values are based on the NAV of the underlying investments held, as determined by the fund managers, or equity securities where values are based on the quoted prices of similar securities and observable market data. Level 3 assets are those where the fair value is determined based on unobservable inputs. The Level 3 assets presented in the table below consist of alternative investments where active market pricing is not readily available and, as such, we use NAV as an estimate of fair value. For the remaining Level 3 assets that do not use NAV to estimate fair value, which consists of private equities, the assets are either priced at cost less cash distributions for recent asset purchases, third-party valuations or discounted cash flow methods. The methods and assumptions used by third-party pricing sources may include a variety of factors, such as recently executed transactions, existing contracts, economic conditions, industry or market developments, and overall credit ratings.

These estimated fair values may differ significantly from the values that would have been used had a ready market for these investments existed and as such, differences could be material. There were no transfers among the fair value hierarchy levels for the years ended December 31, 2015 and 2014, respectively.

The table below details by level, within the fair value hierarchy, the pension assets at fair value as of December 31, 2015:

	Pension Assets at Fair Value as of December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Equities	$83.2	$103.4	$—	$186.6
Private equities	—	—	131.1	131.1
Fixed income:
Corporate and other	16.0	25.0	188.0	229.0
Government	73.0	121.5	—	194.5
Absolute return	—	110.5	—	110.5
Interest bearing	15.4	—	—	15.4
Total plan assets	$187.6	$360.4	$319.1	$867.1

The table below details by level, within the fair value hierarchy, the pension assets at fair value as of December 31, 2014:

	Pension Assets at Fair Value as of December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Equities	$112.2	$111.9	—	$224.1
Private equities	—	—	104.7	104.7
Fixed income:
Corporate and other	7.9	33.0	130.1	171.0
Government	106.9	157.4	—	264.3
Absolute return	—	120.6	—	120.6
Interest bearing	14.6	—	—	14.6
Total plan assets	$241.6	$422.9	$234.8	$899.3

The table below presents the activity of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Private Equities	Fixed income	Total Level 3
Balance at December 31, 2013	$60.3	$111.4	$171.7
Purchases	32.8	5.0	37.8
Sales	(1.0)	(4.3)	(5.3)
Unrealized gain	12.6	18.0	30.6
Balance at December 31, 2014	$104.7	$130.1	$234.8
Purchases	11.3	30.9	42.2
Sales	(1.8)	(10.3)	(12.1)
Unrealized gain	16.9	37.3	54.2
Balance at December 31, 2015	$131.1	$188.0	$319.1

The following table sets forth a summary of the Level 3 assets for which the fair value is not readily determinable but a reported NAV is used to estimate the fair value as of December 31, 2015:

	Fair value estimated using Net Asset Value per Share
(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equities(a)	$91.1	$11.3	Redemptions not permitted
Fixed income(b)	183.8	4.0	Redemptions not permitted
Total	$274.9

(a)	Consists of private equity investments in pharmaceuticals and Chinese technology and healthcare companies.

(b)	Primarily consists of investments in and debt securities secured by royalty payments from marketers of pharmaceuticals.

The following table sets forth a summary of the Level 3 assets for which the fair value is not readily determinable but a reported NAV is used to estimate the fair value as of December 31, 2014:

	Fair value estimated using Net Asset Value per Share
(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equities(a)	$67.7	$18.2	Redemptions not permitted
Fixed income(b)	130.1	12.6	Redemptions not permitted
Total	$197.8

(a)	Consists of private equity investments in pharmaceuticals and Chinese technology and healthcare companies.

(b)	Primarily consists of investments in and debt securities secured by royalty payments from marketers of pharmaceuticals.

The assets presented in the December 31, 2015 and 2014 fair value hierarchy tables classified as Level 1 and Level 2, which fair value is estimated using NAV per share, have redemption frequencies ranging from daily to annually, have redemption notice periods from approximately 1 day to 90 days and have no unfunded commitments. These assets consist of equity, fixed income, and absolute return funds. Generally, the investment strategies of the fixed income and equity funds is based on fundamental and quantitative analysis and consists of long and hedged strategies. The general strategy of the absolute return funds consists of alternative investment techniques, including derivative instruments and other unconventional assets, to achieve a stated return rate.
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

We expensed the following amounts related to these plans for the years ended December 31:

(in millions)	2015	2014	2013
Health and welfare	$436.8	$416.2	$399.5
Pension	91.1	93.6	89.1
Total	$527.9	$509.8	$488.6

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

The following table provides additional information related to our participation in individually significant multi-employer pension plans for the year ended December 31, 2015:

		Pension Protection Zone Status(b)		Funding Improvement or Rehabilitation Plan	Employer Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement
Pension Fund(a)	EIN Number	2015	2014
Central States, Southeast and Southwest Areas Pension Fund	36-6044243	Critical and Declining(d)	Critical	Yes	No	3/31/2019
Teamsters National 401(k) Savings Plan(c)	52-1967784	N/A	N/A	N/A	No	3/31/2019
I.B. of T. Union Local No 710 Pension Fund	36-2377656	Green	Green	No	No	3/31/2019
Central Pennsylvania Teamsters Defined Benefit Plan	23-6262789	Green	Green	No	No	3/31/2019
Road Carriers Local 707 Pension Fund	51-6106510	Critical and Declining(d)	Critical	Yes	No	3/31/2019
Teamsters Local 641 Pension Fund	22-6220288	Critical	Critical	Yes	No	3/31/2019

(a)	The determination of individually significant multi-employer plans is based on the relative contributions to the plans over the periods presented as well as other factors.

(b)
The Pension Protection Zone Status is based on information that the Company obtained from the plans’ Forms 5500. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available for 2015 and 2014 is for the plan’s year-end during calendar years 2014 and 2013, respectively. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

(c)
The policies of the Western Conference of Teamsters Pension Trust precluded the Company from reentering the plan on June 1, 2011. The plan did not assess a withdrawal liability and has not done so since June 1, 2011. Contributions related to the employees previously covered by this plan are now being made to the Teamsters National 401(k) Plan.

(d)	In 2015, we received notice from these funds that they are now in Critical and Declining status.

YRC Worldwide was listed in the Central States, Southeast and Southwest Areas Pension Plan, Road Carriers Local 707 Pension Fund, Central Pennsylvania Teamsters Defined Benefit Plan and Teamsters Local 641 Pension Fund’s Forms 5500 as providing more than 5 percent of the total contributions for 2014 and 2013.

We contributed a total of $89.4 million, $91.6 million and $88.7 million to the multi-employer pension funds for the years ended December 31, 2015, 2014 and 2013. The following table provides the pension amounts contributed by fund for those funds that are considered to be individually significant:

(in millions)	2015	2014	2013
Central States, Southeast and Southwest Areas Pension Plan	$51.7	$52.2	$52.1
Teamsters National 401(k) Savings Plan	12.5	13.1	11.2
I.B. of T. Union Local No 710 Pension Fund	4.4	4.9	4.4
Central Pennsylvania Teamsters Defined Benefit Plan	4.1	4.3	4.5
Road Carriers Local 707 Pension Fund	2.0	2.3	2.3
Teamsters Local 641 Pension Fund	1.5	1.5	1.6

In 2006, the Pension Protection Act became law and modified both the Code as it applies to multi-employer pension plans and the Employment Retirement Income Security Act of 1974 (as amended, “ERISA”). The Code and ERISA (in each case, as so modified) and related regulations establish minimum funding requirements for multi-employer pension plans.

In 2014, the MPRA became law which modified the ability to suspend accrued benefits of plans facing insolvency by adding a new zone status of Critical and Declining.

If any of our multi-employer pension plans fails to meet minimum funding requirements, meet a required funding improvement or rehabilitation plan that the Pension Protection Act may require for certain of our underfunded plans, obtain from the IRS certain changes to or a waiver of the requirements in how the applicable plan calculates its funding levels, or reduce pension benefits to a level where the requirements are met then we could be required to make additional contributions to the pension plan. If any of our multi-employer pension plans enters critical status or worse and our contributions are not sufficient to satisfy any rehabilitation plan schedule, the Pension Protection Act could require us to make additional surcharge contributions to the multi-employer pension plan in the amount of five to ten percent of the existing contributions required by our labor agreement for the remaining term of the labor agreement.

In 2015, the Central States, Southeast and Southwest Pension Plan filed an application under MPRA with the Department of Treasury requesting the approval of a benefit suspension plan. The plan will have to be evaluated and approved by the Department of Treasury in concert with Department of Labor and Pension Benefit Guaranty Corporation (“PBGC”) before being submitted to a vote of participants. If ultimately approved, the plan would require future employer contribution increases to the plan.

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

401(k) Savings Plans

We sponsor the YRC Worldwide Inc. 401(k) Plan and the Reddaway Hourly 401(k) Plan, which are defined contribution plans primarily for employees that our collective bargaining agreements do not cover. The plans permit participants to make contributions to the plans and permit the employer of participants to make contributions on behalf of the participants. Additionally, the Reddaway Hourly 401(k) Plan allows for a non-elective employer contribution. Including non-elective employer contributions, there were total employer contributions of $4.7 million in 2015, $2.1 million in 2014 and no employer contributions in 2013. Our employees covered under collective bargaining agreements may also participate in union-sponsored 401(k) plans.

Performance Incentive Awards

We provide annual performance incentive awards and more frequent sales incentive awards to certain non-union employees, which are based primarily on actual operating results achieved compared to targeted operating results or sales targets and are paid in cash. Operating income in 2015, 2014 and 2013 included performance and sales incentive expense for non-union employees of $13.2 million, $13.9 million and $8.2 million, respectively. We generally pay annual performance incentive awards in the first quarter of the following year and sales performance incentive awards on a monthly basis.

We also provide short-term performance based cash compensation to key management personnel. During the years ended December 31, 2015, 2014 and 2013, compensation expense related to these awards was $14.1 million, $2.9 million and $6.3 million, respectively. Refer to the “Stock Compensation Plans” footnote for an overview of long-term performance based equity compensation, and related compensation expense, associated with such awards.

Additionally, operating income in 2015 included a profit sharing bonus for eligible union employees at the Regional Transportation segment of $5.5 million. No such bonus was paid for the years ended December 31, 2014 or 2013.

6. Debt and Financing

Our outstanding debt as of December 31, 2015 and December 31, 2014 consisted of the following:

As of December 31, 2015 (in millions)	Par Value	Discount	Book Value	Stated Interest Rate		Effective Interest Rate
Term Loan	$686.0	$(4.3)	$681.7	8.25%	(a)	8.45%
ABL Facility	—	—	—	N/A		N/A
Secured Second A&R CDA	44.7	—	44.7	3.3-18.3%		7.3%
Unsecured Second A&R CDA	73.2	—	73.2	3.3-18.3%		7.3%
Lease financing obligations	278.0	—	278.0	10.0-18.2%		12.0%
Total debt	$1,081.9	$(4.3)	$1,077.6
Current maturities of Term Loan	$(7.0)	$—	$(7.0)
Current maturities of lease financing obligations	(8.9)	—	(8.9)
Long-term debt	$1,066.0	$(4.3)	$1,061.7

As of December 31, 2014 (in millions)	Par Value	Premium/ (Discount)	Book Value	Stated Interest Rate		Effective Interest Rate
Term Loan	$693.0	$(5.7)	$687.3	8.25%	(a)	8.45%
ABL Facility	—	—	—	N/A		N/A
Series B Notes	17.7	(0.6)	17.1	10.00%		25.6%
Secured Second A&R CDA	47.0	—	47.0	3.3-18.3%		7.3%
Unsecured Second A&R CDA	73.2	—	73.2	3.3-18.3%		7.3%
Lease financing obligations	285.1	—	285.1	10.0-18.2%		12.0%
Other	0.2	—	0.2
Total debt	$1,116.2	$(6.3)	$1,109.9
Current maturities of Term Loan	(7.0)	—	(7.0)
Current maturities of Series B Notes	(17.7)	0.6	(17.1)
Current maturities of lease financing obligations	(6.8)	—	(6.8)
Current maturities of other	(0.2)	—	(0.2)
Long-term debt	$1,084.5	$(5.7)	$1,078.8

(a)
Variable interest rate of 1, 3 or 6-month LIBOR, with a floor of 1.0% plus a fixed margin of 7.0% if the total leverage ratio is equal to or less than 3.25 to 1.00, or 7.25% if the total leverage ratio is higher than 3.25 to 1.00.

Credit Facilities

As of December 31, 2015 we had two primary credit facilities that we utilized to support our liquidity needs: a $700 million term loan facility and a $450 million ABL Facility. The ABL Facility is used to support our outstanding letters of credit commitments. We have set forth a brief description of our two primary credit facilities and our other financing arrangements in place at December 31, 2015 below.

$700 Million First Lien Term Loan

On February 13, 2014, we entered into and borrowed in full a $700 million term loan credit agreement (the “Term Loan Agreement”), less a 1% discount, from a syndicate of banks and other financial institutions arranged by Credit Suisse Securities (USA) and RBS Citizens, N.A. No amounts under this Term Loan, once repaid, may be reborrowed. On September 25, 2014, the Company entered into Amendment No. 1 to its Term Loan Agreement, which amended the Term Loan to, among other things, adjust the maximum permitted total leverage ratio through December 31, 2016 and increase the applicable interest rate (subject to the exceptions discussed below) over the same period. Certain material provisions of the Term Loan are summarized below:

- Maturity and Amortization: The Term Loan matures on February 13, 2019. The Term Loan will amortize in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the Term Loan.

- Incremental: Subject to finding current or new lenders willing to provide such commitments, the Company has the right to incur one or more increases to the Term Loan and/or one or more new tranches of term loans (which may be unsecured or secured on a junior basis) to be made available under the Term Loan Agreement which shall not exceed (i) $250 million so long as the senior secured leverage ratio on a pro forma basis (defined as consolidated total debt that is secured by a lien as of such date over Consolidated EBITDA as of the twelve months ended the most recent fiscal quarter end for which financial statements are available) does not exceed 3.25 to 1.0, plus (ii) all voluntary prepayments of the Term Loan.

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
- Collateral: The Term Loan is secured by a perfected first priority security interest in (subject to permitted liens) substantially all assets of the Company and the guarantors under the Term Loan (the “Term Guarantors”), except that accounts receivable, cash, deposit accounts and other assets related to accounts receivable are subject to a second priority interest (subject to permitted liens) and certain owned real property securing the obligations under the Second A&R CDA filed January 31, 2014, do not secure the obligations under the Term Loan Agreement (the “CDA Collateral”).
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

- Events of Default: The Term Loan Agreement contains certain customary events of default, including but not limited to the failure to make payments due under the Term Loan, breach of and failure to cure the breach of certain covenants, the entry of a final unpaid judgment against any of the Term Guarantors in excess of $30 million, the commencement of certain insolvency proceedings, liquidations or dissolutions, a cross-default to certain other indebtedness with an outstanding aggregate principal balance of at least $30 million (other than the ABL Facility), and cross-acceleration to the ABL Facility.
- Covenants: The Term Loan Agreement contains certain customary affirmative and negative covenants, including, among others, covenants restricting the incurrences of debt, liens, the making of investments and repurchases, transactions with affiliates, fundamental changes and asset sales, and prepayments of junior debt. In addition, refer to the “Credit Facility Covenants” section below for financial covenants for each of the remaining test periods.
$450 Million ABL Facility

On February 13, 2014, we entered into our $450 million ABL Facility from a syndicate of banks arranged by RBS Citizens, N.A., Merrill Lynch, Pierce, Fenner & Smith and CIT Finance LLC. The ABL Facility terminates on February 13, 2019. YRC Worldwide, YRC Freight, Reddaway, Holland and New Penn are borrowers under the ABL Facility, and certain of the Company’s domestic subsidiaries are guarantors thereunder. Certain material provisions of the ABL Facility are summarized below and are qualified in their entirety by reference to the definitive documentation:
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
The rates set forth above are subject to a 0.25% reduction during any fiscal quarter for which the Company has a total leverage ratio of less than 2.50 to 1.00. We have not drawn on the facility at any time during the agreement.
-Letter of Credit Fees: The ABL Facility has certain specific fees relating to letters of credit which include: (i) fees payable quarterly in arrears equal to the applicable margin in effect for revolving loans (which is listed in the “Interest” description immediately above) multiplied by the average daily stated amount of letters of credit (2.5% for the year ended December 31, 2015), (ii) fronting fees for letters of credit payable quarterly in arrears equal to 0.125% of the stated amount of the letters of credit and (iii) fees to issuing banks to compensate for customary charges related to the issuance and administration of letters of credit.
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
- Covenants: The ABL Facility contains certain customary affirmative and negative covenants (including certain customary provisions regarding borrowing base reporting, and including, among others, covenants restricting the incurrences of debt, liens, the making of investments and repurchases, transactions with affiliates, fundamental changes and asset sales, and prepayments of junior debt). Certain of the covenants relating to investments, restricted payments and capital expenditures are relaxed upon meeting specified payment conditions or debt repayment conditions, as applicable. Payment conditions include (i) the absence of an event of default arising from such transaction, (ii) liquidity of at least $100 million or availability of at least $67.5 million and (iii) the Consolidated Fixed Charge Coverage Ratio for the most recent term period on a pro forma basis is equal to or greater than 1.10 to 1.00). Debt repayment conditions include (i) the absence of an event of default from repaying such debt and (ii) availability on the date of repayment is not less than $67.5 million. During any period commencing when the ABL Facility borrowers fail to maintain availability in an amount at least equal to 10% of the collateral line cap and until the borrowers have maintained availability of at least 10% of the collateral line cap for 30 consecutive calendar days, the ABL Facility loan parties are required to maintain a Consolidated Fixed Charge Coverage Ratio of at least 1.10 to 1.00. The “Consolidated Fixed Charge Coverage Ratio” is defined as (a) (i) consolidated adjusted EBITDA for such period, minus (ii) capital expenditures made during such period, minus (iii) the aggregate amount of net cash taxes paid in cash during such period, minus (iv) the amount, if any, by which the cash pension contribution for such period exceeds the pension expense for such period, and plus (v) the amount, if any, by which the pension expense for such period exceeds the cash pension contribution for such period, divided by (b) the consolidated fixed charges for such period. In addition, refer to the “Credit Facility Covenants” section of this footnote for covenants for each of the remaining test periods.
Second Amended and Restated Contribution Deferral Agreement

- Overview: Certain of our subsidiaries are parties to the Amended and Restated Contribution Deferral Agreement (the “A&R CDA”) with certain multiemployer pension funds named therein (collectively, the “Funds”) pursuant to which we are permitted to continue to defer pension payments and deferred interest owed to such Funds as of July 22, 2011 (each, “Deferred Pension Payments” and “Deferred Interest”). The A&R CDA was scheduled to mature on March 31, 2015 though the Company entered into the Second A&R CDA on January 31, 2014, which extended the maturity to December 31, 2019. There is no mandatory amortization prior to that time. The Deferred Pension Payments and Deferred Interest (each as defined in the A&R CDA) bears interest at a fixed rate, with respect to each Fund, per annum as set forth in its trust documentation as of February 28, 2011.

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
- Collateral: Under the A&R CDA, the Funds maintain their first lien on existing first priority collateral. The Funds allowed the secured parties under the Series A Notes and Series B Notes (as each are described below) a second lien behind the secured parties to the credit agreement on certain properties and the Funds had a third lien on such collateral. However, under the Second A&R CDA, such third lien on certain properties was released on the collateral release date upon the occurrence of events specified therein.
2014 Financing Transaction

On January 31, 2014, we issued 14,333,334 shares of our Common Stock and 583,334 shares of our Class A Preferred Stock pursuant to certain stock purchase agreements, dated as of December 22, 2013 (the “Stock Purchase Agreements”), for an aggregate $250.0 million in cash. We used the proceeds from these transactions to, among other things, (i) deposit with the trustee funds sufficient to repay our 6% Notes at their maturity on February 15, 2014 and (ii) repurchase approximately $90.9 million of our Series A Notes. In February 2014, the Company deposited approximately $89.6 million with the trustee to fund the redemption (including accrued interest), and thereby discharged the indenture governing the Series A Notes. The Company used the cash deposited with the trustee to redeem its Series A Notes on August 5, 2014.

Also on January 31, 2014, certain holders of our Series B Notes exchanged their outstanding balances (including the make-whole premium and additional accrued interest through January 15, 2014) at a price of $15.00 per share, while certain other holders converted their Series B Notes in accordance with their terms. We also amended the indenture governing our Series B Notes to eliminate substantially all of the restrictive covenants, certain events of default and other related provisions contained in the indenture and to release and discharge the liens on the collateral securing the Series B Notes.

Effective January 31, 2014, certain of our subsidiaries, various pension funds party thereto, and Wilmington Trust Company, as agent for such pension funds, entered into the Second A&R CDA, which, among other things (i) amended and restated the A&R

CDA, (ii) released the agent’s security interest in third priority collateral on the Collateral Release Date (as defined therein), (iii) limited the value of obligations secured by the collateral to the Secured Obligations (as defined therein) and (iv) extended the maturity of deferred pension payments and deferred interest from March 31, 2015 to December 31, 2019.

On February 13, 2014, we replaced our existing credit facilities with a new $450 million ABL Facility and a new $700 million Term Loan. The ABL Facility will be used to support our outstanding letters of credit commitments.

We refer to transactions described above collectively as the “2014 Financing Transactions.” The table below summarizes the cash flow activity for the 2014 Financing Transactions:

Cash Sources (in millions)		Cash Uses (in millions)
Term Loan	$700.0	Extinguish Prior ABL Facility (includes accrued interest)	$326.0
Proceeds from sale of common stock	215.0	Extinguish Prior Term Loan (includes accrued interest)	299.7
Proceeds from sale of preferred stock	35.0	Retire 6% Notes	71.5
Cash proceeds from restricted amounts held in escrow - existing ABL facility	90.0	Repurchase Series A Notes (upon transaction closing and includes accrued interest)	93.9
ABL Facility	—	Redeem Series A Notes (on August 5, 2014 and includes accrued interest)	89.6
		Fees, Expenses and Original Issuance Discount	50.8
		Restricted Cash to Balance Sheet(a)	92.0
		Cash to Balance Sheet	16.5
Total sources	$1,040.0	Total uses	$1,040.0

(a)	Under the terms of the ABL Facility, this amount was classified as “restricted cash” in the consolidated balance sheet at the closing date of the ABL Facility.

The table below summarizes the non-cash activity for the 2014 Financing Transactions:

Non-Cash Sources (in millions)		Non-Cash Uses (in millions)
Secured Second A&R CDA	$51.0	A&R CDA	$124.2
Unsecured Second A&R CDA	73.2	Exchange/conversion of Series B Notes to common stock	50.6
Exchange/conversion of Series B Notes to common stock	50.6
Total sources	$174.8	Total uses	$174.8

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

On March 14, 2014, the Company held a special meeting of stockholders at which our stockholders approved amending our Certificate of Incorporation to increase the number of authorized shares of Common Stock to 95.0 million shares and to allow an investor involved in the 2014 Financing Transactions to own more than 19.99% of outstanding Common Stock. Upon approval of these amendments, each outstanding share of Convertible Preferred Stock automatically converted into four shares of Common Stock and the Company recorded 18.1 million related to the amortization of the beneficial conversion feature on preferred stock on the statements of consolidated operations.

Amended and Restated Credit Agreement

Our prior amended and restated credit agreement provided for a term loan in an aggregate principal amount of $307.4 million and a letter of credit facility of up to $437.0 million. As discussed, we extinguished the Prior Term Loan on February 13, 2014.

Prior ABL Facility

Our Prior ABL Facility provided for a $175.0 million ABL first-out delayed draw term loan facility and a $225.0 million ABL last-out term loan facility. As discussed, we extinguished the Prior ABL Facility on February 13, 2014.

Series A Convertible Senior Secured Notes

On July 22, 2011, we issued $140.0 million in aggregate principal of our Series A Notes that bore interest at a stated rate of 10% per year and matured on March 31, 2015. Interest was payable on a semiannual basis in arrears only in-kind through the issuance of additional Series A Notes. As discussed in the “2014 Financing Transactions” section, on February 13, 2014, the Company deposited approximately $89.6 million (including accrued interest) with the trustee in order to fund the redemption of the remaining Series A Notes, thereby discharging the indenture governing the Series A Notes. The Company used the cash deposited with the trustee to redeem its Series A Notes on August 5, 2014. There were no conversions at any time of our Series A Notes.

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

Series B Convertible Senior Secured Notes

On July 22, 2011, we issued $100.0 million in aggregate principal of our Series B Notes that bore interest at a stated rate of 10.0% per year and matured on March 31, 2015. Interest was payable on a semiannual basis in arrears only in-kind through the issuance of additional Series B Notes.

On March 25, 2015, we entered into an exchange agreement with certain holders of our Series B Notes to exchange their outstanding principal and accrued interest balances totaling $17.9 million at conversion price of $18.00 per share for an aggregate 994,689 shares of Common Stock. During the year ended December 31, 2015, we recorded $0.6 million of additional expense related to the fair value of the incremental shares provide to those holders who exchanged their outstanding balances. At maturity on March 31, 2015, we repaid the holders of the remaining outstanding Series B Notes approximately $0.3 million of cash.

As discussed in the “2014 Financing Transactions” section, on January 31, 2014, certain holders of our Series B Notes exchanged their outstanding balances as part of an exchange agreement. Not including the exchanges made as part of our 2014 Financing Transactions, during the year ended December 31, 2014, $1.2 million of aggregate principal amount of Series B Notes converted into 75,900 shares of our common stock.  Upon conversion, we recorded $0.4 million of additional interest expense representing the $0.2 million make whole premium and $0.2 million of accelerated amortization of the discount on Series B Notes converted.

Maturities

The principal maturities over the next five years and thereafter of total debt as of December 31, 2015 was as follows:

(in millions)	Term Loan	ABL Facility	Second A&R CDA	Lease Financing Obligations(a)	Total
2016	$7.0	$—	$—	$8.9	$15.9
2017	7.0	—	—	10.5	17.5
2018	7.0	—	—	12.2	19.2
2019	665.0	—	117.9	6.6	789.5
2020	—	—	—	4.1	4.1
Thereafter	—	—	—	235.7	235.7
Total	$686.0	$—	$117.9	$278.0	$1,081.9

(a)
Lease financing obligations subsequent to 2020 of $235.7 million represent principal cash obligations of $11.6 million and the estimated net book value of the underlying assets at the expiration of their associated lease agreements of $224.1 million.

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	December 31, 2015		December 31, 2014
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Term Loan	$681.7	$594.6	$687.3	$685.4
ABL Facility	—	—	—	—
Series B Notes	—	—	17.1	17.7
Lease financing obligations	278.0	282.9	285.1	282.2
Other	117.9	102.1	120.4	119.1
Total debt	$1,077.6	$979.6	$1,109.9	$1,104.4

The fair values of the Term Loan, ABL Facility, and Secured and Unsecured A&R CDA (included in “Other” above) were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the lease financing obligations is estimated using a publicly traded secured loan with similar characteristics (level three input for fair value measurement).

Liquidity

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net cash flow from operations. As of December 31, 2015, we had cash and cash equivalents of $173.8 million and the borrowing base and maximum availability on our ABL Facility were $441.7 million and $79.7 million, respectively. The maximum availability is calculated in accordance with the terms of the ABL Facility and is derived by reducing the borrowing base by our $362.0 million of outstanding letters of credit. While our ABL Facility permits us to access maximum availability outside of certain financial covenant restrictions (which restrictions did not limit our availability as of December 31, 2015), the maximum amount we expect to access on our ABL Facility at any time is maximum availability less the lower of 10% of the borrowing base ($44.2 million at December 31, 2015) or 10% of the collateral line cap ($45.0 million at December 31, 2015). Thus, of the $79.7 million in maximum availability, our Managed Accessibility was $35.5 million as of December 31, 2015. As a result, we had cash and cash equivalents and Managed Accessibility of $209.3 million as of December 31, 2015.

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

Outside of funding normal operations, our principal uses of cash include making contributions to our single-employer pension plans and various multi-employer pension funds, and meeting our other cash obligations, including, but not limited to, paying principal and interest on our funded debt, payments on equipment leases and funding capital expenditures.

Credit Facility Covenants

The Term Loan Agreement governing our Term Loan has certain financial covenants, as amended in September 2014, that, among other things, restricts certain capital expenditures and requires us to maintain a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below).

Our total maximum leverage ratio covenants are as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
December 31, 2015	4.25 to 1.00	March 31, 2017	3.25 to 1.00
March 31, 2016	4.00 to 1.00	June 30, 2017	3.25 to 1.00
June 30, 2016	3.75 to 1.00	September 30, 2017	3.25 to 1.00
September 30, 2016	3.75 to 1.00	December 31, 2017 and thereafter	3.00 to 1.00
December 31, 2016	3.50 to 1.00

Consolidated Adjusted EBITDA, defined in our Term Loan Agreement as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees, expenses associated with certain lump sum payments to our IBT employees and the results of permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our Term Loan Agreement, is the aggregate principal amount of indebtedness outstanding. Our total leverage ratio for the year ending December 31, 2015 was 3.25 to 1.00. Additionally, our ABL Facility credit agreement, among other things, restricts certain capital expenditures.

Capital Expenditures/Operating Leases

Our capital expenditures for the years ended December 31, 2015 and 2014 were $108.0 million and $69.2 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, to refurbish engines for our revenue fleet and for capitalized costs for our service center facilities and technology infrastructure.

Additionally, for the year ended December 31, 2015, we entered into new operating lease commitments for revenue equipment totaling $130.9 million, with such payments to be made over the average lease term of 4 years. The capital value of this revenue equipment, which excludes our recurring leases for sleeper units, totals $131.7 million. During 2014, we entered into new operating lease commitments for revenue equipment of $65.0 million, with such lease payments to be made over the average lease term of 5 years. The capital value of this equipment totals $72.4 million. As of December 31, 2015, our operating lease obligations for 2016 are $80.0 million. As of December 31, 2015, our operating lease obligations through 2025 totaled $269.0 million and are expected to increase as we lease additional revenue equipment in future years.

7. Stock Compensation Plans

We reserved 5.0 million shares for issuance to key management personnel and directors under the 2011 amended and restated long-term incentive and equity award plan. As of December 31, 2015, 2.9 million shares remain available for future issuance under this plan. The plan permits the issuance of restricted stock and stock units, as well as options, stock appreciation rights, and performance stock and performance stock unit awards. Awards under the plan can be satisfied in cash or shares at the discretion of the Board of Directors. According to the plan provisions, the stock units provide the holders the right to receive one share of our Common Stock upon vesting (and distribution) of one stock unit. The plan requires the exercise price of any option granted to equal the closing market price of our Common Stock on the date of grant.

Stock Options

On March 1, 2010, we formalized the Second Union Employee Option Plan that provided for a grant of up to 31,000 options, including the effect of the reverse stock split, to purchase our Common Stock at an exercise price equal to $3,600.00 per share, of which all have been granted. As a part of the union wage reduction, we agreed to award a certain equity interest to all effected union employees. These options vested immediately, will expire 10 years from the grant date, and were exercisable upon shareholder approval, which was received on June 29, 2010, at our annual shareholder meeting. There has been no activity in these stock options and these options had no intrinsic value as of December 31, 2015, 2014, and 2013.

Performance Based Awards

On March 9, 2015, the Company granted performance stock unit awards (“2015 Performance Awards”) to employees under its 2015 long-term incentive plan (“2015 LTIP”). The awards provide a target number of stock units that vest equally over three years, with the first vesting occurring in February 2016. In addition to meeting service conditions, the number of performance stock units to be received depends on the attainment of defined Company-wide performance goals for 2015 based on adjusted return on invested capital over a one year performance period.

A summary of performance based unvested stock unit activity at target is as follows:

(stock units in thousands)	Number of Units, at Target	Weighted Average Fair Value
Unvested performance stock unit awards, at December 31, 2014	—	—
2015 Performance Awards granted	218	$18.09
2015 Performance Awards forfeited	(3)	18.23
Unvested performance stock unit awards, at December 31, 2015	215	$18.09

The total number of performance stock units earned for the 2015 performance year was 196% of the target award, resulting in a total of 421 thousand units issued under the 2015 LTIP.

The Company expenses the grant date fair value of the awards earned in the performance period over the respective service periods. The intrinsic value of unvested shares as of December 31, 2015 was $6.0 million. For the year ended December 31, 2015, the Company recognized compensation expense of $3.9 million. Unrecognized compensation expense related to performance based awards of $3.7 million is expected to be recognized over a weighted-average period of 0.8 years.

Restricted Stock

A summary of the activity of our unvested restricted stock and stock unit awards are presented in the following table:

	Shares/units (in thousands)	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2012	846	11.47
Granted	510	$6.24
Vested and distributed	(405)	10.27
Forfeited	(118)	10.54
Unvested at December 31, 2013	833	$8.96
Granted	1,046	15.83
Vested and distributed	(564)	13.33
Forfeited	(26)	15.38
Unvested at December 31, 2014	1,289	$12.86
Granted	342	17.29
Vested and distributed	(835)	11.34
Forfeited	(29)	10.25
Unvested at December 31, 2015	767	$14.34

Certain of the directors have deferred receipt of the Common Stock underlying some or all of the restricted stock units they have been awarded until each such director ceases to serve on the Board or, under certain circumstances, upon a change of control. Thus, while some of these restricted stock units have vested, the directors have not yet received the underlying Common Stock. For the years ended December 31, 2015, 2014, and 2013, the total number of restricted stock units that are vested but for which the underlying Common Stock has not been distributed was 275,000, 221,000, and 175,000, respectively; these shares are shown as unvested in the above table.

The intrinsic value of unvested shares as of December 31, 2015 was $10.9 million. The Company records expense on a straight-line basis over the vesting term. For the years ended December 31, 2015, 2014 and 2013, the Company recorded compensation expense for restricted stock awards of $4.8 million, $14.4 million, and $5.8 million, respectively. Unrecognized compensation expense related to restricted stock awards of $4.6 million at December 31, 2015 is expected to be recognized over a weighted-average period of 1.0 year.

The vesting provisions for the restricted stock and stock unit awards and the related number of shares granted during the year ended December 31 are as follows:

	Shares/units (in thousands)
Vesting Terms	2015	2014	2013
50% immediately and 50% on the 1 year anniversary of the grant date	—	456	187
50% on the 1 year anniversary of the grant date and 50% on the 2 year anniversary of the grant date	—	—	150
25% per year for four years	4	39	56
25% immediately and 25% on each employment anniversary thereafter	—	—	18
100% immediately	69	54	5
33.3% immediately and 33.3% per year thereafter on the anniversary of the grant date	—	—	94
20% on February 28, 2015, 60% on July 31, 2015 and 20% on February 28, 2016	—	459	—
33.3% per year for three years	269	38	—
Total restricted stock and stock units granted	342	1,046	510

The fair value of nonvested shares is determined based on the closing trading price of our shares on the grant date. The fair value of shares vested and distributed during the years ended December 31, 2015 and 2014 was $9.5 million and $7.2 million, respectively. The fair value of shares vested during the year ended December 31, 2013 was not significant.

The outstanding awards under our stock compensation plans provide dividend participation features and are considered participating securities in our earnings per share calculation.

8. Income Taxes

We use the asset and liability method to reflect income taxes on our financial statements, pursuant to ASC 740. We recognize deferred tax assets and liabilities by applying enacted tax rates to the differences between the carrying value of existing assets and liabilities and their respective tax basis and to loss carryforwards. Tax credit carryforwards are recorded as deferred tax assets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change occurs. We assess the validity of deferred tax assets and loss and tax credit carryforwards and provide valuation allowances when we determine it is more likely than not that such assets, losses, or credits will not be realized. We have not recognized deferred taxes relative to foreign subsidiaries’ earnings that are deemed to be permanently reinvested. Any related taxes associated with such earnings are not material.

Deferred tax liabilities (assets) were comprised of the following at December 31:

(in millions)	2015	2014
Depreciation	$256.3	$259.6
Deferred revenue	13.9	14.7
Intangibles	16.2	22.3
Gain on debt redemption	38.5	51.3
Other	92.8	87.0
Deferred tax liabilities	417.7	434.9
Claims and insurance	(165.7)	(168.8)
Net operating loss carryforwards	(302.4)	(316.4)
Employee benefit accruals	(255.2)	(273.8)
Other	(161.4)	(169.0)
Deferred tax assets	(884.7)	(928.0)
Valuation allowance	470.5	494.5
Net deferred tax assets	(414.2)	(433.5)
Net deferred tax liability	$3.5	$1.4

The net deferred tax liability of $3.5 million and $1.4 million as of December 31, 2015 and 2014, respectively, is included as separate line items in the accompanying balance sheets. Current income tax receivable was $2.3 million and $4.5 million as of December 31, 2015 and 2014, respectively, and is included in “Prepaid expenses and other” in the accompanying balance sheets.

As of December 31, 2015, the Company has remaining federal Net Operating Loss carryforwards of approximately $700.2 million. Deemed ownership changes that occurred in July 2011, in July 2013 and in January 2014 imposed annual and cumulative limits under the Code on the utilization of these carryforwards. These limits are estimated to allow only $465.5 million of these losses to be used over their carry forward periods. These carryforwards expire between 2028 and 2035 if not used. As of December 31, 2015, the Company has foreign tax credit and other credit carryforwards of approximately $13.2 million, none of which will likely be utilized due to the Code limitations described above, and which will expire between 2016 and 2018 if not used.

As of December 31, 2015 and 2014, a valuation allowance of $470.5 million and $494.5 million has been established for deferred tax assets because, based on available sources of future taxable income, it is more likely than not that those assets will not be realized.

A reconciliation between income taxes at the federal statutory rate and the consolidated effective tax rate follows:

	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net	(50.0)%	(4.9)%	(2.4)%
Foreign tax rate differential	43.2%	1.4%	(0.1)%
Permanent differences	(88.6)%	(6.4)%	2.0%
Valuation allowance	(243.2)%	(31.9)%	(30.9)%
Benefit from intraperiod tax allocation under ASC 740	265.9%	—%	32.2%
Net (increase) decrease in unrecognized tax benefits	(11.4)%	17.8%	0.6%
Benefit from settlement of litigation & audits	54.5%	1.6%	—%
Other, net (primarily prior year return to provision)	110.5%	6.6%	(1.0)%
Effective tax rate	115.9%	19.2%	35.4%

The income tax provision (benefit) consisted of the following:

(in millions)	2015	2014	2013
Current:
Federal	$(0.8)	$(23.6)	$(14.5)
State	(1.6)	3.7	1.4
Foreign	7.1	4.0	9.6
Current income tax provision (benefit)	$4.7	$(15.9)	$(3.5)

Deferred:
Federal	$(8.7)	$—	$(41.7)
State	(3.0)	—	—
Foreign	1.9	(0.2)	(0.7)
Deferred income tax benefit	$(9.8)	$(0.2)	$(42.4)

Income tax benefit	$(5.1)	$(16.1)	$(45.9)

Based on the income (loss) before income taxes:
Domestic	$(33.2)	$(106.2)	$(152.8)
Foreign	28.8	22.4	23.3
Loss before income taxes	$(4.4)	$(83.8)	$(129.5)

During 2015 and 2013, the Company recognized $11.7 million and $41.7 million, respectively, of deferred benefit in the Statement of Consolidated Operations and an equal and offsetting deferred tax expense in other comprehensive income included in the Statement of Consolidated Comprehensive Loss due to the application of intraperiod tax allocation rules under ASC 740.  There was no deferred benefit recognized in 2014, as the intraperiod tax allocation rules did not apply. This allocation has no effect on total tax provision or total valuation allowance.

YRC Worldwide applies the intraperiod tax allocation rules of ASC 740 to allocate income taxes among continuing operations, discontinued operations, extraordinary items, other comprehensive income (loss), and additional paid-in capital when our situation meets the criteria as prescribed in the rule.

Uncertain Tax Positions

A rollforward of the total amount of unrecognized tax benefits for the years ended December 31 is as follows:

(in millions)	2015	2014
Unrecognized tax benefits at January 1	$23.1	$27.6

Increases related to:
Tax positions taken during a prior period	11.5	11.6
Tax positions taken during the current period	0.3	0.5

Decreases related to:
Tax positions taken during a prior period	—	(5.6)
Lapse of applicable statute of limitations	(3.2)	(9.9)
Settlements with taxing authorities	(1.1)	(1.1)

Unrecognized tax benefits at December 31	$30.6	$23.1

At December 31, 2015 and 2014, there are $7.6 million and $11.6 million of benefits that, if recognized, would affect the effective tax rate. We accrued interest of $2.0 million and $1.1 million for the years ended December 31, 2015 and 2014 and reversed $3.3 million and $11.2 million of previously accrued interest on uncertain tax positions during the years ended December 31, 2015 and 2014 for a net reduction of $1.3 million and $10.1 million for 2015 and 2014. The reversal related primarily to settlements and other favorable resolution of prior uncertain positions. The total amount of interest accrued for uncertain tax positions is $3.1 million and $4.4 million as of as of December 31, 2015 and 2014. During the year ended December 31, 2015, we paid tax of $1.1 million and interest of $0.1 million to settle certain state and foreign audits of tax years 2006 through 2011 for certain of our subsidiaries and we reduced our previously recorded liability for unrecognized tax benefits accordingly. We have not accrued any penalties relative to uncertain tax positions. We have elected to treat interest and penalties on uncertain tax positions as interest expense and other operating expenses, respectively.

It is reasonably possible that the existing unrecognized tax benefits may decrease over the next twelve months by as much as $3.2 million as a result of developments in examinations and/or litigation, or from the expiration of statutes of limitation.

Tax years that remain subject to examination for our major tax jurisdictions as of December 31, 2015:

Statute remains open	2005-2013
Tax years currently under examination/exam completed	2005-2013
Tax years not examined	2014-2015

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

Revenue from foreign sources totaled $116.5 million, $137.5 million, and $139.5 million in 2015, 2014 and 2013, respectively, and is mainly derived from Canada and, to a lesser extent, Mexico. Long-lived assets located in foreign countries totaled $6.5 million, $8.7 million and $12.4 million at December 31, 2015, 2014, and 2013, respectively.

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/Eliminations	Consolidated
2015
External revenue	$3,055.7	$1,776.9	$(0.2)	$4,832.4
Operating income (loss)	18.0	85.4	(10.4)	93.0
Identifiable Assets	1,351.5	652.9	(109.8)	1,894.6
Acquisition of property and equipment	(59.2)	(48.7)	(0.1)	(108.0)
Proceeds from disposal of property and equipment	12.0	5.5	—	17.5
Depreciation and amortization	93.1	70.7	(0.1)	163.7
2014
External revenue	$3,237.4	$1,831.4	$—	$5,068.8
Operating income (loss)	0.5	66.1	(21.1)	45.5
Identifiable Assets	1,462.1	685.7	(162.8)	1,985.0
Acquisition of property and equipment	(37.0)	(32.2)	—	(69.2)
Proceeds from disposal of property and equipment	23.2	(2.4)	—	20.8
Depreciation and amortization	98.0	65.8	(0.2)	163.6
2013
External revenue	$3,136.8	$1,728.6	$—	$4,865.4
Operating income (loss)	(31.2)	79.9	(20.3)	28.4
Identifiable Assets	1,513.4	698.4	(146.9)	2,064.9
Acquisition of property and equipment	(43.4)	(23.3)	(0.2)	(66.9)
Proceeds from disposal of property and equipment	6.7	3.0	0.1	9.8
Depreciation and amortization	109.1	63.1	0.1	172.3

10. Shareholders’ Deficit

As discussed in the “Debt and Financing” footnote, on January 31, 2014, we issued 14,333,334 shares of our Common Stock and 583,334 of our Convertible Preferred Stock pursuant to the Stock Purchase Agreements, for an aggregate $250.0 million in cash. On March 14, 2014, the Company held a special meeting of stockholders at which our stockholders approved amending our Certificate of Incorporation to increase the number of authorized shares of Common Stock to 95.0 million and to allow an investor involved in the 2014 Financing Transactions to own more than 19.99% of outstanding Common Stock. Upon approval of these amendments, each outstanding share of Convertible Preferred Stock automatically converted into four shares of Common Stock and the Company recorded $18.1 million related to the amortization of the beneficial conversion feature on preferred stock on the statements of consolidated comprehensive income (loss).

In 2011, the Company designated one of its authorized shares of preferred stock as its Series A Voting Preferred Stock. The Series A Voting Preferred Stock has a $1 liquidation value and entitles the holder to elect two directors to the Company’s Board of Directors. The one share of Series A Voting Preferred Stock was issued to the IBT on July 22, 2011 in connection with the restructuring. The Series A Voting Preferred Stock was recorded at its liquidation value.

The following reflects the activity in the shares of our preferred and common stock for the years ended December 31:

	Preferred Shares			Common Shares
	2015	2014	2013	2015	2014	2013
Beginning balance	—	—	—	30,667	10,173	7,976
Issuance of Common Shares	—	—	—	—	14,333	—
Issuance of Convertible Preferred Shares	—	583	—	—	—	—
Conversion of Preferred Shares to Common Shares	—	(583)	—	—	2,333	—
Issuance of equity in exchange for debt	—	—	—	995	3,471	1,929
Issuance of equity awards, net	—	—	—	479	357	268
Ending balance	—	—	—	32,141	30,667	10,173

Our Term Loan agreement in place as of December 31, 2015, restricts the ability of YRC Worldwide to declare dividends on its outstanding capital stock.

11. Earnings (Loss) Per Share

We calculate basic earnings (loss) per share by dividing our net earnings (loss) by our weighted-average shares outstanding at the end of the period. The calculation for diluted earnings per share adjusts the weighted average shares outstanding for our dilutive unvested shares and stock units using the treasury stock method and for our convertible notes using the if-converted method. Our calculations for basic and dilutive earnings (loss) per share for the years ended December 31, 2015, 2014, and 2013 are as follows:

(dollars in millions, except per share data, shares and stock units in thousands)	2015	2014	2013
Basic and dilutive net income (loss) available to common shareholders	$0.7	$(85.8)	$(83.6)

Basic weighted average shares outstanding	31,736	28,592	9,332
Effect of dilutive securities:
Unvested shares and stock units(b)	616	—	—
Series B Notes	240	—	—
Dilutive weighted average shares outstanding	32,592	28,592	9,332

Basic earnings (loss) per share(a)	$0.02	$(3.00)	$(8.96)
Diluted earnings (loss) per share(a)	$0.02	$(3.00)	$(8.96)
(a) Earnings (loss) per share is based on unrounded figures and not the rounded figures presented.
(b) Includes unvested shares of Common Stock, unvested stock units, and vested stock units for which the underlying Common Stock has not been distributed.

Given our net loss position for the years ended December 31, 2014 and 2013, there are no dilutive securities for these periods.

Our anti-dilutive securities for the years ended December 31 are as follows:

(shares and stock units in thousands)	2015	2014	2013
Anti-dilutive unvested shares, options, and stock units(a)	71	1,072	691
Anti-dilutive 6% Notes	—	—	18
Anti-dilutive Series A Notes	—	—	5,226
Anti-dilutive Series B Notes	—	982	4,219
(a) Includes unvested shares of Common Stock, unvested stock units, and vested stock units for which the underlying Common Stock has not been distributed.

12. Commitments, Contingencies, and Uncertainties

Financial Matters

We incur rental expenses under noncancelable lease agreements for certain buildings and operating equipment. Rental expense is charged to “Operating expense and supplies” or “Purchased transportation” on the accompanying statements of operations. Rental expense was $119.3 million, $98.7 million and $76.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, we were committed under noncancelable lease agreements requiring minimum annual rentals payable as follows:

(in millions)	2016	2017	2018	2019	2020	Thereafter
Minimum annual rentals	$80.0	$68.8	$51.2	$27.1	$16.2	$25.7

We expect in the ordinary course of business that leases will be renewed or replaced as they expire. The leases provide for fixed and escalating rentals and contingent escalating rentals based on the Consumer Price Index not to exceed certain specified amounts. We record rent expense for our operating leases on a straight-line basis over the base term of the lease agreements.

As of December 31, 2015, we have $21.2 million committed for capital expenditures to be completed during 2016.

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

The individual defendants are former officers of our Company. No current officers or directors were named in the lawsuit. The parties participated in voluntary mediation between March 11, 2013 and April 15, 2013. The mediation resulted in the execution of a mutually acceptable settlement agreement by the parties. Plaintiffs’ fourth motion to approve settlement was denied by the district court in October 2015, and the Company continues to consider all options going forward. Substantially all of the payments contemplated by the settlement would be covered by our liability insurance. The self-insured retention on this matter has been accrued. On March 4, 2015, the district court set the case for trial on the individual claims beginning June 6, 2016.

California Labor Law Change

In October 2015, California adopted new rules governing the payment of piece-rate compensation. New California Labor Code section 226.2 sets forth requirements for the payment of a separate hourly wage for “nonproductive” time worked by piece-rate employees, and separate payment for compensable rest and recovery periods to those employees. The Company continues to assess the impact of this new law and ongoing compliance measures.

Other Environmental Matters

Incidental to the Company's business in the ordinary course, our equipment is involved in motor vehicle accidents and experiences damage, mechanical failures and cargo issues.  From time to time, these matters result in the discharge of hazardous materials into the environment.  The Company is sometimes responsible for the clean-up and remediation costs associated with these discharges, depending on local regulations and who is determined to be at fault.  In 2015, 2014, and 2013, the Company spent approximately $8.1 million, $8.0 million, and $7.9 million, respectively, to comply with applicable laws regulating the discharge of materials into the environment, which included such clean-up and remediation costs.

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

13. Related Party Transactions

On February 20, 2013, we entered into an Advisory Agreement with MAEVA Group, LLC (“MAEVA”), a company owned and controlled by Harry J. Wilson and of which Mr. Wilson is Chairman and CEO. Mr. Wilson served until March 2, 2014 as a director of the Company appointed by the IBT pursuant to its rights as a holder of the Series A Voting Preferred Stock and was not an independent director of the Company. Under the Advisory Agreement, MAEVA provided advisory, analytical, consulting and other services to us in connection with one or more potential transactions and/or other strategic initiatives.

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
We have audited the accompanying consolidated balance sheets of YRC Worldwide Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related statements of consolidated operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YRC Worldwide Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), YRC Worldwide Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Kansas City, Missouri
February 18, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YRC Worldwide Inc.:

We have audited YRC Worldwide Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). YRC Worldwide Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the December 31, 2015 annual report on Form 10-K. Our responsibility is to express an opinion on YRC Worldwide Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, YRC Worldwide Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of YRC Worldwide Inc. and subsidiaries as of December 31, 2015 and 2014, and the related statements of consolidated operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 18, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

Kansas City, Missouri
February 18, 2016

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of December 31, 2015 and has concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2015 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment using those criteria, our management concluded that, as of December 31, 2015, our system of internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited our December 31, 2015 consolidated financial statements, has issued an audit report on our system of internal control over financial reporting. The KPMG LLP audit report is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Pursuant to General Instruction G to Form 10-K, the information required by this item, other than information regarding (i) our executive officers, which is incorporated by reference to Part I of this Form 10-K under the heading “Executive Officers of the Registrant,” and (ii) our code of ethics, which is described below and titled the “Code of Business Conduct,” is included under the captions “Directors to be Elected by our Stockholders,” “Directors Selected by the Holder of our Series A Preferred Stock,” “Stockholder Proposals and Communications with our Board,” “Structure and Functioning of the Board-Audit & Ethics Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in our Proxy Statement related to the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Security Ownership of Management and Directors,” “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in our Proxy Statement related to the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Structure and Functioning of the Board” and “Certain Relationships and Related Transactions” and “Related Party Transaction Policies and Procedures” in our Proxy Statement related to the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the caption “Audit and Audit-Related Fees” in our Proxy Statement related to the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.3
Credit Agreement, dated as of February 13, 2014, by and among the Company, as borrower, the subsidiaries of the borrower party thereto from time to time, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 10, 2014, File No. 000-12255).

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

10.3.2
Amendment No. 2 to Credit Agreement, by and among the Company, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on September 25, 2015, File No. 000-12255).

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

10.4.1
Amendment No. 1 to Loan and Security Agreement, by and among the Company, certain of the Company’s subsidiaries party thereto, the lenders party thereto and RBS Citizens Business Capital, as agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on September 25, 2015, File No. 000-12255) .

(10) Management Contracts, Compensatory Plans and Arrangements

10.5.1
YRC Worldwide Inc. Director Compensation Plan, effective December 13, 2013 (incorporated by reference to Exhibit 10.12.3 to the Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 10, 2014, File No. 000-12255).

10.5.2
Form of Director Share Unit Agreement for Non-Employee Director under 2013 Director Compensation Plan (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 10, 2014, File No. 000-12255).

10.5.3
YRC Worldwide Inc. Director Compensation Plan, effective May 6, 2015 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 000-12255).

10.5.4
Form of Director Share Unit Agreement for Non-Employee Director under 2015 Director Compensation Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 000-12255).

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

10.13	YRC Worldwide Inc. Second Union Employee Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on March 5, 2010, File No. 000-12255).

10.14	Form of YRC Worldwide Inc. Cash Performance and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on April 3, 2009, File No. 000-12255).

10.14.1	Form of YRC Worldwide Inc. Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on March 13, 2015, File No. 000-12255).

10.14.2	Form of YRC Worldwide Inc. Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on March 13, 2015, File No. 000-12255).

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

10.18
General Release and Separation Agreement, dated as of November 21, 2014, between the Company and Michelle A. Friel (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 20, 2015, File No. 000-12255).

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

YRC Worldwide Inc.

Date: February 18, 2016	BY: /s/ James L. Welch
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

/s/ James L. Welch	Chief Executive Officer	February 18, 2016
James L. Welch

/s/ Jamie G. Pierson	Executive Vice President &	February 18, 2016
Jamie G. Pierson	Chief Financial Officer

/s/ Stephanie D. Fisher	Vice President & Controller	February 18, 2016
Stephanie D. Fisher

/s/ Raymond J. Bromark	Director	February 18, 2016
Raymond J. Bromark

/s/ Douglas A. Carty	Director	February 18, 2016
Douglas A. Carty

/s/ William R. Davidson	Director	February 18, 2016
William R. Davidson

/s/ Matthew Doheny	Director	February 18, 2016
Matthew Doheny

/s/ Robert L. Friedman	Director	February 18, 2016
Robert L. Friedman

/s/ James E. Hoffman	Director	February 18, 2016
James E. Hoffman

/s/ Michael J. Kneeland	Director	February 18, 2016
Michael J. Kneeland

/s/ Patricia M. Nazemetz	Director	February 18, 2016
Patricia M. Nazemetz

/s/ James F. Winestock	Director	February 18, 2016
James F. Winestock